Form 10QSB
period 1996-03-31
FIBERSTARS INC /CA/
filed 1996-08-14
CIK 924168

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

(Mark one)

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

     For the quarterly period ended   March 31, 1996

[   ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

     For the transition period from .................... to ....................

          Commission file number            0-24564

                              -------------------

                                FIBERSTARS, INC.
             (Exact name of registrant as specified in its charter)

                              -------------------

California                                  94-3021850
- -------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


                   2883 Bayview Drive, Fremont, CA          94538
               (Address of principal executive offices)   (Zip Code)

      (Registrant's telephone number, including area code): (510) 490-0719

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X    No
                                     -----    -----


  Number of shares of Common Stock outstanding as of March 31, 1996: 3,391,329

                         Index to Exhibits is at page 11

                               Page 1 of 12 pages

                                FIBERSTARS, INC.

                                TABLE OF CONTENTS



                                                                            Page

                         Part I - FINANCIAL INFORMATION

Item 1      Financial Statements:

            a.   Balance Sheets
                 March 31, 1996 and December 31, 1995.......................  3

            b.   Statements of Operations
                 Three months ended March 31, 1996 and 1995.................  4

            c.   Statements of Cash Flows
                 Three months ended March 31, 1996 and 1995.................  5


            d.   Notes to Financial Statements..............................  6

Item 2      Management's Discussion and Analysis of Financial
            Condition and Results of Operations.............................7-9



                        Part II - OTHER INFORMATION

Item 6      Exhibits and Reports on Form 8-K................................ 10

            Signatures...................................................... 10



                                 EXHIBITS

            Index to Exhibits............................................... 11

Exhibit 11  Statement Regarding Computation of Net Income (Loss) Per Share.. 12

                                FIBERSTARS, INC.
                                 BALANCE SHEETS
                             (amounts in thousands)


                                                       March 31,    December 31,
                                                         1996          1995
                                                     -----------    ------------
                                                     (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                            $ 1,118        $ 1,756
   Short-term investments                                1,743          2,446
  Accounts receivable, net                               4,132          2,614
  Inventories                                            1,804          1,904
  Prepaid expenses and other assets                        242            176
  Deferred income taxes                                    616            668
                                                       -------        -------
     Total current assets                                9,655          9,564

Fixed assets, net                                          792            754
Investment in joint ventures                                37            342
Other assets                                               203             21
Deferred income taxes                                      813            813
                                                       -------        -------
     Total assets                                      $11,500        $11,494
                                                       =======        =======

LIABILITIES
Current liabilities:
  Accounts payable                                     $   936        $ 1,098
  Accrued expenses                                       1,073            977
  Current portion of long-term debt                         13             13
                                                       -------        -------
     Total current liabilities                           2,022          2,088
Long-term debt, less current portion                        37             40
                                                       -------        -------
     Total liabilities                                   2,059          2,128
                                                       -------        -------


SHAREHOLDERS' EQUITY
Common stock                                                 0              0
Additional paid-in capital                              11,856         11,848
Notes receivable from shareholder                          (75)           (75)
Accumulated deficit                                     (2,340)        (2,407)
                                                       -------        -------
     Total shareholders' equity                          9,441          9,366
                                                       -------        -------
      Total liabilities and shareholders' equity       $11,500        $11,494
                                                       =======        =======

                  The accompanying notes are an integral part
                         of these financial statements
                                     Page 3

                                FIBERSTARS, INC.
                            STATEMENTS OF OPERATIONS
                             (amounts in thousands)
                                   (unaudited)


                                                    Three months ended March 31,
                                                         1996           1995
                                                        ------         ------
Net sales                                               $3,746         $2,689
Cost of sales                                            2,192          1,523
                                                        ------         ------
     Gross profit                                        1,554          1,166
                                                        ------         ------
Operating expenses:
  Research and development                                 228            195
  Sales and marketing                                      941            827
  General and administrative                               308            334
                                                        ------         ------
     Total operating expenses                            1,477          1,356
                                                        ------         ------
      Income (loss) from operations                         77           (190)

Other income (expense):
  Equity in joint ventures' income (loss)                   (7)            28
  Interest income, net                                      49             41

                                                        ------         ------
     Income (loss) before income tax                       119           (121)
Benefit from (provision for) income taxes                  (51)            61
                                                        ------         ------
     Net income (loss)                                  $   68         $  (60)
                                                        ======         ======

Net income (loss) per share                             $ 0.02         $(0.02)
                                                        ======         ======
Shares used in computing net income (loss)               3,506          3,253
                                                        ======         ======


                 The accompanying notes are an integral part
                         of these financial statements
                                     Page 4

                                 FIBERSTARS INC.
                            STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                                   (unaudited)

                                                    Three months ended March 31,
                                                           1996        1995
                                                         -------     -------

Cash flows from operating activities:
  Net income (loss)                                      $    68    ($    60)
                                                         -------     -------
  Adjustments to reconcile net income to net cash
   (used in) operating activities:
  Depreciation                                                65          93
  Provision for doubtful accounts receivable                   6          13
  Equity in joint ventures' income                             7         (28)
  Changes in assets & liabilities:
          Increase in accounts receivable                 (1,525)       (736)
          Decreases (increase) in inventories                100        (545)
          Decrease (increase) in prepaid expenses and
               other current assets                         (66)          16
          Decrease in deferred income taxes                   52           0
          Decrease in other assets                            57           0
          Increase (decrease) in accounts payable           (162)        157
          Increase (decrease) in accrued expenses             96        (146)
                                                         -------     -------
            Total adjustments                             (1,370)     (1,176)
                                                         -------     -------
            Net cash used in operating activities         (1,302)     (1,236)
                                                         -------     -------

Cash flows from investing activities:
  Sale of short term investments                             703           0
  Sale of equity in joint venture                             59           0
  Acquisition of fixed assets                               (103)        (71)
                                                         -------     -------
            Net cash used in investing activities            659         (71)
                                                         -------     -------

Cash flows from financing activities:
  Cash proceeds from sale of common stock                      8         794
  Proceeds from short term borrowing                           0
  Repayment of long term debt                                 (3)        (23)
                                                         -------     -------
             Net cash provided by financing activities         5         771
                                                         -------     -------

Net increase in cash and cash equivalents                   (638)       (536)
Cash and cash equivalents, beginning of period             1,756       3,489
                                                         -------     -------
Cash and cash equivalents, end of period                 $ 1,118     $ 2,953
                                                         =======     =======

Supplemental schedule of non-cash investing
     and financing activities:
  Note receivable from sale of investment
     in joint venture                                    $   239     $     0
                                                         =======     =======


                 The accompanying notes are an integral part
                         of these financial statements
                                     Page 5

                                FIBERSTARS, INC.
                          NOTES TO FINANCIAL STATEMENTS



1.  Summary of Significant Accounting Policies

Interim Financial Statements (unaudited)
Although unaudited, the interim financial statements in this report reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of financial position, results of operations and cash flows for the interim periods covered and of the financial condition of the Company at the interim balance sheet dates. The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

The year-end balance sheet information was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1995, contained in the Company's 1995 Annual Report to Shareholders.

Net Income (Loss) Per Share
Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common and common equivalent (when dilutive) shares of common stock outstanding during each period.


2.  Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                      March 31,             December 31,
                                        1996                    1995
                                        ----                    ----
                                     (unaudited)

Raw materials                         $  1,087                $  1,111
Finished Goods                             717                     793
                                      --------                --------
                                      $  1,804                $  1,904
                                      ========                ========


3.  Sale of Investment in Joint Venture

On February 21, 1996, the Company entered into an agreement to sell its equity interest in Fiberoptic Medical Products (FMP) for the net book value of approximately $300,000. Under the terms of the agreement, the Company received a cash payment equal to 20% of the total and a note for the remaining 80%, payable in four annual installments together with simple interest at 7%. FMP will continue to purchase certain product(s) exclusively from the Company.

                                FIBERSTARS, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the attached financial statements and notes thereto. Except for the historical information contained herein, the matters discussed in this document are forward-looking statements that involve certain risks and uncertainties, including, among others, the risks and uncertainties discussed below.


Net Sales
                                       Q1'96     Q1'95     change

     Net Sales ($000)                 $3,746    $2,689        39%

Net sales in the first quarter were 39% above the first quarter of 1995, with the greatest factor being higher unit sales in the swimming pool market.


Gross Profit
                                       Q1'96     Q1'95     change

     Gross Profit ($000)              $1,554    $1,166        33%

     Percentage of net sales             41%       43%

The Company's gross margin percentage declined to 41.5% in the quarter ended March 31, 1996, primarily due to changes in product mix and to certain costs incurred in expanding the Company's manufacturing operations.


Research and Development
                                       Q1'96     Q1'95     change

    Research & Development ($000)       $228      $195        17%

    Percentage of net sales               6%        7%

Research and Development expenses increased in absolute dollars, primarily due to increases in personnel and consulting expenses. Because of increased revenue, the expenses as a percentage of sales decreased. The Company expects to continue investing significantly in research and product development; however, dollars and percentages may vary from period to period.



Selling and Marketing
                                       Q1'96     Q1'95     change

     Selling & Marketing ($000)         $941      $827        14%

     Percentage of net sales             25%       31%

Selling and marketing expenses increased by 14% compared to the first quarter of 1995. The increase is primarily attributable to higher commissions (associated with higher sales), combined with increases in marketing literature and certain promotional expenses.
The expenses decreased as a percentage of sales, due to the higher sales volume.



General and Administrative
                                       Q1'96     Q1'95     change

     General & Administrative ($000)    $308      $334        -8%

     Percentage of net sales              8%       12%

General and administrative expenses for the quarter decreased by 8% compared to the first quarter of 1995, largely due to a reduction in annual report production and legal expenses, partly offset by increased personnel costs.



Other Income (Expense)
                                       Q1'96     Q1'95     change

     Other Income (Expense) ($000)       $42       $69     -39%

     Percentage of net sales              1%        3%

Other income includes interest, as well as the Company's share of income or loss from joint ventures. Net interest income was $49,000 for the quarter, compared to $41,000 in the first quarter of 1995. Interest income varies from quarter to quarter based on fluctuations in interest rates and in the Company's cash balances. During the quarter ended March 31, 1996, the Company sold its interest in one joint venture (see Note 3 to Financial Statements). The Company's interest in the remaining joint venture yielded a $7,000 loss for the quarter, compared to income of $28,000 from both joint ventures in the first quarter of 1995. The Company expects its interest in joint venture income or loss to remain immaterial for the foreseeable future.



Net Income
                                       Q1'96    Q1'95      change

     Net Income (Loss) ($000)            $68     ($60)       ++

     Percentage of net sales              2%      (2%)

The improvement in net income for the quarter is attributable primarily to the increase in net sales, partly offset by the increases in cost of goods sold and operating expenses.



Seasonality; Risk Factors

The Company's operating results are subject to significant seasonal variations, especially in the pool and spa market. In general, the Company's sales tend to be strongest in the second and fourth quarters of the year. However, the variable impact of weather conditions and other factors makes revenue and profit levels difficult to predict.

In addition, a wide variety of factors influence the Company's quarterly and annual operating results, any of which could materially affect revenues and profitability. These include, among others, business factors such as increases in competition and related pricing pressure, shortages or increases in prices of materials, manufacturing constraints, changes in distribution channels, variations in product mix, and potential problems and delays in new product development and introduction; as well as national economic and other factors, such as construction trends and interest rates.

Competition is increasing in a number of the Company's markets, including, for example, fiber optic swimming pool lighting products introduced by competitors in late 1995. The Company anticipates that any future growth in the fiber optic lighting market will be accompanied by increasing competition, which could adversely affect the Company's operating results.



Liquidity and Capital Resources

For the three months ended March 31, 1996, cash used in operating activities totaled $1.3 million, consisting primarily of seasonal increases in accounts receivable.

The Company has a $1 million unsecured line of credit for working capital purposes and a $500,000 term loan commitment to finance equipment purchases. Both lines expire on June 28, 1996, and the Company expects them to be renewed at that time. At March 31, 1996, the Company had no borrowings outstanding against either of these lines of credit.

The Company believes that existing cash balances, together with the Company's bank lines of credit and funds that may be generated from operations, will be sufficient to finance the Company's currently anticipated working capital requirements and capital expenditure requirements for at least the next twelve months.

                           PART II - OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K

       (a)    The following exhibits have been filed with this Report:

           Exhibit 11 - Statement Regarding Computation of Net Earnings Per Share (p. 12)

       (b) No reports on Form 8-K were filed by the Company during the period covered by this report.



Items 1, 2, 3, 4, and 5 are not applicable and have been omitted.








                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FIBERSTARS, INC.


Date:  May 3, 1996

                                    By:     /s/ William C. Lapworth
                                       -----------------------------------------
                                        William C. Lapworth, Vice President
                                        and Chief Financial Officer

                                    (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit                                                                    Page
Number                                                                    Number


  11     Statement Regarding Computation of Net Income (Loss) per Share     12

  27     Financial Data Schedule