Form 10QSB
period 1996-06-30
FIBERSTARS INC /CA/
filed 1996-08-14
CIK 924168

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

(Mark one)

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

     For the quarterly period ended   June 30,  1996
                                      --------------

[    ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

     For the transition period from                     to
                                   --------------------    -------------------

         Commission file number            0-24564
                                           -------



                                FIBERSTARS, INC.
             (Exact name of registrant as specified in its charter)

                             ----------------------

California                                                  94-3021850
- --------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)


   2883 Bayview Drive, Fremont, CA                             94538
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

                                  Yes   X     No
                                     -------    -------


Number of shares of Common Stock outstanding as of June 30, 1996:     3,404,605

                         Index to Exhibits is at page 14


                               Page 1 of 15 pages

                                FIBERSTARS, INC.

                                TABLE OF CONTENTS



                                                                           Page
                                                                           ----

                         Part I - FINANCIAL INFORMATION

Item 1         Financial Statements:

               a.   Balance Sheets
                    June 30, 1996 and December 31, 1995......................3

               b.   Statements of Operations
                    Three and six months ended June 30, 1996 and 1995........4

               c.   Statements of Cash Flows
                    Six months ended June 30, 1996 and 1995..................5

               d.   Notes to Financial Statements..........................6-7

Item 2         Management's Discussion and Analysis of Financial
               Condition and Results of Operations........................8-11



                           Part II - OTHER INFORMATION

Item 4         Submission of Matters to a Vote of Securities Holders........12

Item 6         Exhibits and Reports on Form 8-K.............................12

               Signatures...................................................13



                                    EXHIBITS

               Index to Exhibits............................................14

Exhibit 11     Computation of Net Income (Loss) Per Share...................15

Exhibit 27     Financial Data Schedule

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                                FIBERSTARS, INC.
                                 BALANCE SHEETS
                             (amounts in thousands)

                                ---------------

                                                     June 30,      December 31,
                                                       1996           1995
                                                       ----           ----
                                                    (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                           $ 1,807       $ 1,756
  Short-term investments                                2,769         2,446
  Accounts receivable, net                              2,871         2,614
  Inventories                                           1,967         1,904
  Prepaid expenses and other assets                       163           176
  Deferred income taxes                                   493           668
                                                      -------       -------
    Total current assets                               10,070         9,564

Fixed assets, net                                         831           754
Investment in joint ventures                               37           342
Other assets                                              253            21
Deferred income taxes                                     813           813
                                                      -------       -------
    Total assets                                      $12,004       $11,494
                                                      =======       =======


LIABILITIES
  Accounts payable                                    $ 1,030       $ 1,098
  Accrued expenses                                      1,284           977
  Current portion of long-term debt                        13            13
                                                      -------       -------
    Total current liabilities                           2,327         2,088
Long-term debt, less current portion                       33            40
                                                      -------       -------
    Total liabilities                                   2,360         2,128
                                                      -------       -------



SHAREHOLDERS' EQUITY
Common stock                                                0             0
Additional paid-in capital                             11,881        11,848
Notes receivable from shareholder                         (75)          (75)
Accumulated deficit                                    (2,162)       (2,407)
                                                      -------       -------
    Total shareholders' equity                          9,644         9,366
                                                      -------       -------
     Total liabilities and shareholders' equity       $12,004       $11,494
                                                      =======       =======



                     The accompanying notes are an integral
                       part of these financial statements


                                FIBERSTARS, INC.
                            STATEMENTS OF OPERATIONS
                (amounts in thousands except per share amounts)
                                  (Unaudited)

                                ---------------


                                                             Three Months Ended June 30,           Six Months Ended June 30,
                                                                1996              1995              1996               1995
                                                                ----              ----              ----               ----
Net sales                                                       4,316            $2,891            $8,062            $5,580
Cost of sales                                                   2,430             1,617             4,621             3,140
     Gross profit                                               1,886             1,274             3,441             2,440
                                                               ------            ------            ------            ------

Operating expenses:
  Research and development                                        267               216               496               411
  Sales and marketing                                           1,040               830             1,981             1,657
  General and administrative                                      322               350               629               684
                                                               ------            ------            ------            ------
     Income (loss) from operations                                257              (122)              335              (312)

Other income (expense):
  Equity in joint ventures' income (loss)                           0                15                (7)               43
  Interest income and expense                                      43                35                92                76
                                                               ------            ------            ------            ------
     Income (loss) before income taxes                            300               (72)              420              (193)
Benefit from (provision for) income taxes                        (123)               35              (175)               96
                                                               ------            ------            ------            ------
     Net income (loss)                                            177            $  (37)           $  245            $  (97)
                                                               ======            ======            ======            ======

Net income (loss) per share                                      0.05            $(0.01)           $ 0.07            $(0.03)
                                                               ======            ======            ======            ======
Shares used in per share calculation                            3,534             3,369             3,526             3,312
                                                               ======            ======            ======            ======


                     The accompanying notes are an integral
                       part of these financial statements



                                FIBERSTARS INC.
                            STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                                  (unaudited)

                                ---------------


                                                                                        Six Months Ended June 30,
                                                                                       1996                1995
                                                                                       ----                ----

Cash flows from operating activities:
        Net income (loss                                                              $   245            $   (97)
                                                                                      -------            -------
        Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
        Depreciation                                                                      149                141
        Provision for doubtful accounts receivable                                         19                 24
        Equity in joint ventures' (income) loss                                             7                (43)
        Changes in assets & liabilities:
                Decrease (increase) in accounts receivable                               (277)               834
                Increase in inventories                                                   (63)              (731)
                Decrease in prepaid expenses and other current assets                      13                 23
                Decrease (increase) in deferred income taxes                              175                (97)
                Decrease in other assets                                                    8                  0
                Decrease in accounts payable                                              (68)              (265)
                Increase (decrease) in accrued expenses                                   307                (62)
                                                                                      -------            -------
                  Total adjustments                                                       270               (176)
                                                                                      -------            -------
                  Net cash provided by (used in) operating activities                     515               (273)
                                                                                      -------            -------


Cash flows from investing activities:
        Increase in short-term investments                                               (323)                 0
        Sale of equity in joint venture                                                    59                  0
        Acquisition of fixed assets                                                      (226)              (130)
                                                                                      -------            -------
                  Net cash used in investing activities                                  (490)              (130)
                                                                                      -------            -------

Cash flows from financing activities:
        Cash proceeds from sale of common stock                                            33                820
        Issuance of long term debt                                                          0                 32
        Proceeds of short term borrowing                                                    0                  8
        Repayment of short term debt                                                        0                (90)
        Repayment of long term debt                                                        (7)               (28)
                                                                                      -------            -------
                   Net cash provided by financing activities                               26                742
                                                                                      -------            -------

Net increase in cash and cash equivalents                                                  51                339
Cash and cash equivalents, beginning of period                                          1,756              3,489
                                                                                      -------            -------
Cash and cash equivalent, end of period                                               $ 1,807            $ 3,828
                                                                                      =======            =======


Supplemental schedule of non-cash investing and financing activities:
        Note receivable from sale of investment in joint venture                      $   239            $     0
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

Net Income (Loss) Per Share
Net income (loss) per share is computed by dividing net income by the weighted average number of common and common equivalent (when dilutive) shares of common stock outstanding during each period.


2.  Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                          June 30,              December 31,
                                            1996                    1995
                                            ----                    ----
                                         (unaudited)

Raw materials                            $   1,314               $   1,111
Finished Goods                                 653                     793
                                          --------                --------
                                         $   1,967               $   1,904
                                          ========                ========



3.  Lines of Credit

As of June 28, 1996, the Company's bank lines of credit were renewed under terms substantially the same as the previous borrowing arrangements. The current arrangements consist of the following:

a) A $1.0 million revolving line of credit, bearing interest at prime plus 0.25%. Borrowings under this line are unsecured, and the Company must maintain a zero balance for at least 30 consecutive days during each fiscal year.

b) A $500,000 term loan commitment to finance equipment purchases. Under this note, the Company may finance up to 80% of the cost of new equipment and 75% of the cost of used equipment. The note is secured by a security interest in all equipment financed with the proceeds. Borrowings bear interest at prime plus 0.75%. Interest only is payable monthly until June 28, 1997, after which the principal plus interest is repayable in 36 monthly installments.

These borrowing arrangements require the Company to meet certain financial covenants with respect to net worth, liquidity and profitability. Both expire June 28, 1997. At June 30, 1996, the Company had no borrowings outstanding against either of these lines of credit.

                                FIBERSTARS, INC.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


The following discussion should be read in conjunction with the attached financial statements and notes thereto.


Net Sales

                                       Q2'96     Q2'95     change           YTD'96      YTD'95    change

     Net Sales ($000)                 $4,316    $2,891        49%           $8,062      $5,580       44%


The increase in revenue over 1995 results primarily from increased unit volume in the swimming pool market and, to a lesser extent, increases in commercial and medical product sales. The increase in pool lighting sales is attributable to an increase in new pool construction compared to 1995, combined with broader market acceptance of the Company's new, lower priced pool lighting systems.



Gross Profit


                                       Q2'96     Q2'95     change           YTD'96      YTD'95    change

     Gross Profit ($000)              $1,886    $1,274        48%           $3,441      $2,440       41%

     Percentage of net sales             44%       44%                         43%         44%


The Company's gross margin of 43.7% in the second quarter was essentially equal to the same period a year ago, but up from 41.5% in the immediately preceding quarter. The Company increased fixed expenses by expanding its fiber production operations during the first half of 1996, taking over certain processes previously subcontracted to outside parties. Additional expansion is planned for the second half of the year. The Company believes that in-house operation of these previously subcontracted processes will result in lower cost of the Company's fiber products. However, the manufacture of fiber products by the Company remains subject to potential disruption or delay as a result of a number of factors, including production difficulties, delays in the delivery of raw materials or components, and acts of nature. Accordingly, no assurance can be given that any potential savings will ultimately be realized. In addition, as the Company phases in its expanded manufacturing operations through the remainder of 1996, incremental costs of such expansion are expected to equal or exceed savings resulting from in-house production.


Research and Development


                                       Q2'96     Q2'95     change           YTD'96      YTD'95    change

     Research & Development ($000)      $267      $216        24%             $496        $411       21%

     Percentage of net sales              6%        7%                          6%          7%


Research and Development expenses have increased in absolute dollars, primarily due to increases in personnel and project related expenses. Because of increased revenue, the expenses as a percentage of sales have decreased. The Company expects to continue investing significantly in research and product development; however, dollars and percentages may vary from period to period.



Selling and Marketing


                                       Q2'96     Q2'95     change           YTD'96      YTD'95    change

     Selling & Marketing ($000)       $1,040      $830        25%           $1,981     $1, 657       20%

     Percentage of net sales             24%       29%                         25%         30%


Selling and marketing expenses have increased in absolute dollars over the comparable periods of 1995, primarily due to increases in commissions and certain promotional expenses that are directly related to sales volume. Total selling and marketing expenses increased less rapidly than revenue, and thus have decreased as a percentage of sales.



General and Administrative


                                       Q2'96     Q2'95     change           YTD'96      YTD'95    change

     General & Administrative ($000)    $322      $350        -8%             $629        $684       -8%

     Percentage of net sales              8%       12%                          8%         12%


General and administrative expenses have decreased by 8% vs. the comparable periods of 1995, primarily due to a reduction in legal fees, resulting from reduced activities associated with ongoing litigation.



Other Income (Expense)


                                       Q2'96     Q2'95     change           YTD'96      YTD'95    change

     Other Income (Expense) ($000)       $43       $50       -14%              $85        $119      -29%

     Percentage of net sales              1%        2%                          1%          2%


Other income is primarily comprised of net interest income, which varies from quarter to quarter based on fluctuations in interest rates and in the Company's cash balances. Net interest income increased to $43,000 for the quarter and $92,000 year-to-date, from $35,000 and $76,000 for the comparable periods of 1995. The increase is primarily attributable to higher cash balances. Other income also includes the Company's equity interest in the income or loss of joint ventures, which decreased to $0 for the quarter and ($7,000) year-to-date, from $15,000 and $43,000 for the comparable periods of 1995, primarily because early in 1996 the Company sold its interest in Fiber Optic Medical Products, which accounted for most of the joint venture income in 1995. The Company expects joint venture income to be immaterial for the foreseeable future.


Net Income (loss)


                                       Q2'96     Q2'95     change           YTD'96      YTD'95    change

       Net Income ($000)                $177     ($37)       ++               $245       ($97)     ++

       Percentage of net sales            4%      (1%)                          3%        (2%)


The improvement in net income is attributable primarily to increases in net sales, partly offset by increases in cost of goods sold and operating expenses.



Certain Factors Affecting Future Performance

This Report contains forward looking statements, including without limitation those set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company's actual performance may vary from such statements as a result of a variety of risk and other factors, including those set forth in this Report.

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

The Company believes that the success of its business depends primarily on its technical innovation, marketing abilities and responsiveness to customer requirements, rather than on patents, trade secrets, trademarks, copyrights and other intellectual property rights. Nevertheless, the Company has a policy of seeking to protect its intellectual property through, among other things, the prosecution of patents with respect to certain of the Company's technologies. The Company is aware that there are a large number of issued patents and pending patent applications in the field of fiber optic technology, and the Company believes that one or more of its competitors hold and may have applied for patents related to fiber optic lighting. Although to date the Company has not been involved in litigation challenging its intellectual property rights or asserting intellectual property rights of others, the Company has recently received from one of its competitors correspondence wherein such competitor alleges that the Company is manufacturing and selling product which infringes patent rights held by such competitor. The Company has begun an investigation into the validity of such claims and, while no determination has yet been made as to the merits of such claims, the Company intends to vigorously defend itself against any allegation by such competitor of infringement by, among other things, asserting the Company's own patent rights. In addition, based upon the investigation to date, the Company believes that replacement of any components potentially affected by the asserted patent would not be difficult and would not have a material impact on the Company's business. However, there can be no assurance that the Company will not be required to engage in litigation to protect its patent rights or to defend the claims of others. In the event of litigation to determine the validity of any third party claims or claims by the Company against such third party, such litigation, whether or not determined in favor of the Company, could result in significant expense to the Company.



Liquidity and Capital Resources

For the six months ended June 30, 1996, cash and short term investments increased by $374,000. Cash provided by operating activities totaled $515,000, which was partly offset by $226,000 used for acquisition of fixed assets.

The Company has a $1 million unsecured line of credit for working capital purposes and a $500,000 term loan commitment to finance equipment purchases. Both lines were renewed in June 1996 and expire on June 28, 1997. At June 30, 1996, the Company had no borrowings outstanding against either of these lines of credit.

The Company believes that existing cash balances, together with the Company's bank lines of credit and funds that may be generated from operations, will be sufficient to finance the Company's currently anticipated working capital requirements and capital expenditure requirements for at least the next twelve months.

                           PART II - OTHER INFORMATION


Item 4.       Submission of Matters to a Vote of Securities Holders

         At the Company's Annual Meeting of Stockholders held on May 22, 1996, the shareholders elected the following persons to serve as directors in the ensuing year:

                                         VOTES          VOTES           BROKER
         NAME                             FOR          WITHHELD        NON-VOTES
         ----                            -----         --------        ---------

         John B. Stuppin               2,730,818        14,668            -
         David N. Ruckert              2,730,818        14,668            -
         Theodore L. Eliot, Jr.        2,729,818        15,668            -
         Michael D. Ernst              2,730,200        15,286            -
         Michael Feuer, Ph.D.          2,730,818        14,668            -
         B. J. Garet                   2,730,818        14,668            -
         Paul P. Wang, Ph.D.           2,730,818        14,668            -
         Philip E. Wolfson, M.D.       2,729,818        15,668            -

         The shareholders also ratified the appointment of Coopers & Lybrand L.L.P. as the Corporation's independent auditors for fiscal 1996 (with 2,708,954 affirmative votes, 3,200 negative votes, 33,332 abstentions and zero broker non-votes).




Item 6.       Exhibits and Reports on Form 8-K


         (a)      The following exhibits have been filed with this Report:


                  Exhibit 11 - Computation of Net Income (Loss) Per Share

                  Exhibit 27 - Financial Data Schedule


         (b) No reports on Form 8-K were filed by the Company during the period covered by this report.



Items 1, 2, 3 and  5 are not applicable and have been omitted.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FIBERSTARS, INC.


Date:  August 14, 1996


By:                                 /s/  William C. Lapworth
                                       -----------------------------------------
                                         William C. Lapworth, Vice President
                                         and Chief Financial Officer

                                    (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS



 Exhibit                                                            Page
 Number                                                             Number
 ------                                                             ------

    11        Computation of Net Income (Loss) per Share             15

    27        Financial Data Schedule