Form 10QSB
period 1996-09-30
FIBERSTARS INC /CA/
filed 1996-11-13
CIK 924168

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

(Mark one)

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

     For the quarterly period ended   September 30,  1996

[    ]   Transition  Report  Pursuant  to  Section 13 or 15(d) of the Securities
         Exchange Act of 1934

     For  the  transition  period  from . . . . . . . . to . . . . . . . . . . .

         Commission file number   0-24564
                                  -------

                               ------------------

                                FIBERSTARS, INC.
             (Exact name of registrant as specified in its charter)

                               ------------------

California                                  94-3021850
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


2883 Bayview Drive, Fremont, CA             94538
-------------------------------             ------------------------------------
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

                                  Yes  X  No
                                      ---    ---

Number of shares of Common Stock outstanding as of September 30, 1996: 3,407,521

                         Index to Exhibits is at page 12

                               Page 1 of 13 pages


                                FIBERSTARS, INC.

                                TABLE OF CONTENTS



                                                                                              Page
                                                                                              ----
                         Part I - FINANCIAL INFORMATION
Item 1         Financial Statements:

               a.   Balance Sheets
                    September 30, 1996 and December 31, 1995....................................3

               b.   Statements of Operations
                    Three and nine months ended September 30, 1996 and 1995.....................4

               c.   Statements of Cash Flows
                    Nine months ended September 30, 1996 and 1995...............................5

               d.   Notes to Financial Statements.............................................6-7

Item 2         Management's Discussion and Analysis of Financial
               Condition and Results of Operations...........................................8-10



                           Part II - OTHER INFORMATION


Item 6         Exhibits and Reports on Form 8-K................................................11

               Signatures......................................................................11



                                    EXHIBITS

               Index to Exhibits...............................................................12

Exhibit 11     Computation of Net Income (Loss) Per Share......................................13

Exhibit 27     Financial Data Schedule.........................................................

                                     Page 2

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                                FIBERSTARS, INC.
                                 BALANCE SHEETS
                             (amounts in thousands)
                              --------------------


                                                     September 30,  December 31,
                                                         1996            1995
                                                       --------        --------
                                                      (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                           $  1,714        $  1,756
   Short-term investments                                 3,772           2,446
   Accounts receivable, net                               1,783           2,614
   Inventories                                            1,874           1,904
   Prepaid expenses and other assets                        279             176
   Deferred income taxes                                    437             668
                                                       --------        --------
        Total current assets                              9,859           9,564

Fixed assets, net                                           800             754
Investment in joint ventures                                 46             342
Other assets                                                 74              21
Deferred income taxes                                       813             813
                                                       --------        --------
        Total assets                                   $ 11,592        $ 11,494
                                                       ========        ========


LIABILITIES
   Accounts payable                                    $    674        $  1,098
   Accrued expenses                                       1,135             977
   Current portion of long-term debt                         13              13
                                                       --------        --------
        Total current liabilities                         1,822           2,088
Long-term debt, less current portion                         31              40
                                                       --------        --------
        Total liabilities                                 1,853           2,128
                                                       --------        --------


SHAREHOLDERS' EQUITY
Common stock                                                  0               0
Additional paid-in capital                               11,884          11,848
Notes receivable from shareholder                           (75)            (75)
Accumulated deficit                                      (2,070)         (2,407)
                                                       --------        --------
        Total shareholders' equity                        9,739           9,366
                                                       --------        --------
           Total liabilities and
             shareholders' equity                      $ 11,592        $ 11,494
                                                       ========        ========

                     The accompanying notes are an integral
                      part of these financial statements.
                                     Page 3


                                                          FIBERSTARS, INC.
                                                      STATEMENTS OF OPERATIONS
                                           (amounts in thousands except per share amounts)
                                                             (Unaudited)
                                                             ----------


                                                                     Three Months Ended Sept. 30,        Nine Months Ended Sept. 30,
                                                                       1996              1995              1996              1995
                                                                     --------          --------          --------          --------
Net sales                                                            $  3,573          $  2,717          $ 11,635          $  8,297
Cost of sales                                                           2,101             1,555             6,722             4,695
                                                                     --------          --------          --------          --------
          Gross profit                                                  1,472             1,162             4,913             3,602

Operating expenses:
     Research and development                                             218               189               714               599
     Sales and marketing                                                  870               757             2,851             2,414
     General and administrative                                           314               330               944             1,014
                                                                     --------          --------          --------          --------
          Income (loss) from operations                                    70              (114)              404              (425)

Other income (expense):
     Equity in joint ventures' income                                       9                29                 2                72
     Interest income and expense                                           69                46               160               122
                                                                     --------          --------          --------          --------
          Income (loss) before income taxes                               148               (39)              566              (231)
Benefit from (provision for) income taxes                                 (56)               29              (229)              124
                                                                     --------          --------          --------          --------
          Net income (loss)                                          $     92          $    (10)         $    337          $   (107)
                                                                     ========          ========          ========          ========

Net income (loss) per share                                          $   0.03          $  (0.00)         $   0.10          $  (0.03)
                                                                     ========          ========          ========          ========
Shares used in per share calculation                                    3,554             3,372             3,533             3,332
                                                                     ========          ========          ========          ========

                     The accompanying notes are an integral
                      part of these financial statements.


                                                           FIBERSTARS INC.
                                                      STATEMENTS OF CASH FLOWS
                                                       (amounts in thousands)
                                                             (unaudited)
                                                             ----------

                                                                                                    Nine months ended September 30,
                                                                                                       1996                1995
                                                                                                     -------             -------
Cash flows from operating activities:
     Net income (loss)                                                                               $   337             $  (107)
                                                                                                     -------             -------
     Adjustments  to  reconcile  net  income  (loss)  to net
      cash  provided  by  operating activities:
     Depreciation                                                                                        244                 210
     Provision for doubtful accounts receivable                                                           37                  39
     Equity in joint ventures' income                                                                     (3)                (72)
     Changes in assets & liabilities:
             Decrease in accounts receivable                                                             794               1,820
             Decrease (increase) in inventories                                                           30                (692)
             Increase in prepaid expenses and other current assets                                      (103)               (124)
             Decrease (increase) in deferred income taxes                                                231                (125)
             Decrease in other assets                                                                    187                   0
             Decrease in accounts payable                                                               (424)               (320)
             Increase (decrease) in accrued expenses                                                     158                 (74)
                                                                                                     -------             -------
               Total adjustments                                                                       1,151                 662
                                                                                                     -------             -------
               Net cash provided by operating activities                                               1,488                 555
                                                                                                     -------             -------


Cash flows from investing activities:
     Increase in short-term investments                                                               (1,326)                  0
     Sale of equity in joint venture                                                                      59                   0
     Acquisition of fixed assets                                                                        (290)               (251)
                                                                                                     -------             -------
               Net cash used in investing activities                                                  (1,557)               (251)
                                                                                                     -------             -------

Cash flows from financing activities:
     Cash proceeds from sale of common stock                                                              36                 819
     Issuance of long term debt                                                                            0                  40
     Repayment of notes receivable from shareholders                                                       0                   3
     Repayment of long term debt                                                                          (9)               (122)
                                                                                                     -------             -------
                Net cash provided by financing activities                                                 27                 740
                                                                                                     -------             -------

Net increase (decrease) in cash and cash equivalents                                                     (42)              1,044
Cash and cash equivalents, beginning of period                                                         1,756               3,489
                                                                                                     -------             -------
Cash and cash equivalents, end of period                                                             $ 1,714             $ 4,533
                                                                                                     =======             =======


Supplemental schedule of non-cash investing and financing activities:
     Note receivable from sale of investment in joint venture                                        $   239             $     0
                                                                                                     =======             =======


                     The accompanying notes are an integral
                      part of these financial statements.

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


2.  Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                                    September 30,   December 31,
                                                        1996            1995
                                                       ------          ------
                                                    (unaudited)

Raw materials                                          $1,196          $1,111
Finished Goods                                            678             793
                                                       ------          ------
                                                       $1,874          $1,904
                                                       ======          ======

                                FIBERSTARS, INC.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



The following discussion should be read in conjunction with the attached financial statements and notes thereto.



Net Sales

                                       Q3'96     Q3'95     change           YTD'96      YTD'95    change
     Net Sales ($000)                 $3,573    $2,717        32%          $11,635      $8,297       40%

For the third quarter and the first nine months of 1996, the increase in revenue over 1995 is primarily attributable to increased unit volume in the swimming pool market and, to a lesser extent, increases in commercial and medical product sales. The increase in pool lighting sales throughout 1996 is attributable to an increase in new pool construction compared to 1995, combined with broader market acceptance of the Company's new, lower priced pool lighting systems.



Gross Profit

                                       Q3'96     Q3'95     change           YTD'96      YTD'95    change
     Gross Profit ($000)              $1,472    $1,162        27%           $4,913      $3,602       36%

     Percentage of net sales             41%       43%                         42%         43%

The gross margin increase in absolute dollars is attributable to increased sales in 1996 compared to 1995. The gross margin percentage decreased from the comparable periods of 1995, primarily as a result of start-up costs and increased manufacturing overhead associated with establishment of in-house fiber processing operations. In-house fiber production began in the second quarter and is being phased in gradually throughout 1996. The Company believes that it may realize lower unit production costs of fiber products as in-house manufacturing volume increases; however, there are uncertainties associated with the implemention of in-house manufacturing, and the realization of expected cost savings can not be assured.


Research and Development

                                       Q3'96     Q3'95     change           YTD'96      YTD'95    change
     Research & Development ($000)      $218      $189        15%             $714        $599       19%

     Percentage of net sales              6%        7%                          6%          7%

Research and Development expenses have increased in absolute dollars over the comparable periods of 1995, primarily due to increases in project activity and related expenses. Because of increased revenue, the expenses as a percentage of sales have decreased. Third quarter research and development expenses were lower than in the second quarter, reflecting a greater amount of non-recurring project expenditures in the second quarter. The Company expects to continue investing significantly in research and product development; however, dollars and percentages may vary from period to period.



Selling and Marketing
                                       Q3'96     Q3'95     change           YTD'96      YTD'95    change

     Selling & Marketing ($000)         $870      $757        15%           $2,851      $2,414       18%

     Percentage of net sales             24%       28%                         25%         29%

Selling and marketing expenses have increased in absolute dollars over the comparable periods of 1995, primarily due to increases in commissions and certain promotional expenses that are directly related to sales volume. Total selling and marketing expenses increased less rapidly than revenue, and thus have decreased as a percentage of sales.



General and Administrative

                                       Q3'96     Q3'95     change           YTD'96      YTD'95    change
     General & Administrative ($000)    $314      $330        -5%             $944      $1,014       -7%

     Percentage of net sales              9%       12%                          8%         12%

General and administrative expenses decreased by 5% for the quarter and 7% for the nine months ending September 30, 1996, versus the comparable periods of 1995. The nine month decrease is primarily due to a reduction in legal fees associated with ongoing litigation.



Other Income (Expense)

                                       Q3'96     Q3'95     change           YTD'96      YTD'95    change
     Other Income (Expense) ($000)       $78       $75         4%             $162        $194      -16%

     Percentage of net sales              2%        3%                          1%          2%

Other income is primarily comprised of net interest income, which varies from quarter to quarter based on fluctuations in interest rates and in the Company's cash balances. Net interest income increased to $69,000 for the quarter and $160,000 year-to-date, from $46,000 and $122,000 for the comparable periods of 1995. The increase is primarily attributable to higher cash balances. Other income also includes the Company's equity interest in the income or loss of joint ventures, which decreased to $9,000 for the quarter and $2,000 year-to-date, from $29,000 and $72,000 for the comparable periods of 1995, primarily because early in 1996 the Company sold its interest in

Fiber Optic Medical Products, which accounted for most of the joint venture income in 1995. The Company expects joint venture income to be immaterial for the foreseeable future.


Net Income (loss)

                                       Q3'96     Q3'95     change           YTD'96      YTD'95    change
       Net Income ($000)                 $92     ($10)       ++               $337      ($107)     ++

       Percentage of net sales            3%      (0%)                          3%        (1%)

The improvement in net income is attributable primarily to increases in net sales, partly offset by increases in cost of goods sold and operating expenses. Operating expenses have increased less rapidly than revenue.



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

Competition is increasing in a number of the Company's markets. For example, American Products, the largest manufacturer of electric pool lights, introduced fiber optic pool lighting in late 1995; and in September 1996, Hayward Pool Products, a major pool product company, entered into a contract to distribute a competitor's products into the pool market. The Company anticipates that any future growth in fiber optic lighting will be accompanied by continuing increases in competition, which could accelerate growth in the market for fiber optic lighting, but which could adversely affect the Company's operating results.

The Company believes that the success of its business depends primarily on its technical innovation, marketing abilities and responsiveness to customer requirements, rather than on patents, trade secrets, trademarks, copyrights and other intellectual property rights. Nevertheless, the Company has a policy of seeking to protect its intellectual property through, among other things, the prosecution of patents with respect to certain of the Company's technologies. The Company is aware that there are a large number of issued patents and pending patent applications in the field of fiber optic technology, and the Company believes that one or more of its competitors hold and may have applied for patents related to fiber optic lighting. Although to date the Company has not been involved in litigation challenging its intellectual property rights or asserting intellectual property rights of others, the Company has in the past received communications from third parties asserting rights in the Company's patents or that the Company's technology infringes intellectual property rights held by such third parties. Although, based on information currently available to it, the Company does not believe that any such claims involving its technology or patents are meritorious, there can be no assurance that the Company will not be required to engage in litigation to protect its patent rights or to defend the claims of others. In the event of litigation to determine the validity of any third party claims or claims by the Company against such third party, such litigation, whether or not determined in favor of the Company, could result in significant expense to the Company.



Liquidity and Capital Resources

For the nine months ended September 30, 1996, cash and short term investments increased by $1,284,000. Cash provided by operating activities totaled $1,488,000, which was partly offset by $290,000 used for acquisition of fixed assets.

The Company has a $1 million unsecured line of credit for working capital purposes and a $500,000 term loan commitment to finance equipment purchases. Both lines expire on June 28, 1997. At September 30, 1996, the Company had no borrowings outstanding against either of these lines of credit.

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

                                      FIBERSTARS, INC.


Date: November 11, 1996


                                      By: /s/  William C. Lapworth
                                         -------------------------------------
                                          William C. Lapworth, Vice President
                                          and Chief Financial Officer

                                    (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS



 Exhibit                                                                  Page
 Number                                                                  Number
--------                                                                 ------

    11        Computation of Net Income (Loss) per Share                  13

    27        Financial Data Schedule