Form 10KSB
period 1996-12-31
FIBERSTARS INC /CA/
filed 1997-03-31
CIK 924168

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to
      __________

                         Commission file number 33-85664

                                FIBERSTARS, INC.
        (Exact name of small business issuer as specified in its charter)

           California                                    94-3021850
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

         2883 Bayview Drive, Fremont CA 94538
  (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (510) 490-0719

Securities registered under
 Section 12(b) of the Exchange Act:      Title of       Name of each exchange on
                                         Each Class            which registered
                                        Common Stock      Nasdaq National Market

Securities registered under section 12(g) of the Exchange Act:         None

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

Net sales of the registrant for the fiscal year ended December 31, 1996 were $15,576,000.

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $9,691,000 as of March 26, 1997 based upon the last trading price of the Common Stock of registrant on the Nasdaq National Market as of that date. This calculation does not reflect a determination that any person is an affiliate of the registrant for any other purpose.

As of March 26, 1997, there were 3,412,721 shares of the registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Report on Form 10-KSB incorporates information by reference from registrant's definitive Proxy Statement to be used in connection with its 1997 Annual Meeting of Shareholders.

                                                     14
                                     PART I

Item 1.  Description of Business

         Except for historical information contained herein, the following material includes forward-looking statements that are subject to certain risks and uncertainties. Discussion containing such forward-looking statements will be found in the material set forth under, among other places in this Report, "Description of Business," "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations. By way of example and not limitation, this Report contains forward-looking statements regarding prospective competition and the results thereof upon the Company's business and operating results, the development of existing and future technologies, the prospective impact of consolidation among the Company's customer base, and trends discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations regarding the Company's results of operations. Actual results could differ materially from those projected in the forward-looking statements as a result of the factors discussed in this Report, including without limitation the factors discussed in "Risk Factors." These factors should be considered carefully by those considering transactions in the Company's securities.

Overview

         Fiberstars develops and markets fiber optic lighting systems, which are used in a variety of commercial and residential applications. The Company pioneered the use of fiber optic technology in lighting. By continuing to improve the price and performance of its products and by expanding its marketing efforts, Fiberstars has become the world's leading supplier in this emerging market.

         The Company's products often have advantages over conventional lighting in areas of efficiency, safety, maintenance and beauty, and thus can be used in place of conventional lighting in a number of applications. By delivering special lighting effects which conventional lighting can not match, fiber optic lighting systems are especially attractive for a wide range of decorative applications, such as the lighting of swimming pools and spas, signage, "neon" decoration, landscaping, and other segments within the commercial and residential markets.

         The Company designs, develops and manufactures its fiber optic lighting systems and distributes its products worldwide, primarily through independent sales representatives, distributors and swimming pool builders.

Products

         Fiberstars lighting systems combine three types of products - illuminators, fiber tubing, and fixtures in configurations which meet the needs of specific market segments. The electrically powered illuminators generate and focus light to enter into the ends of optical fiber. Fiber tubing products connect to the illuminators and are designed to emit light either at the end of the tube as a spot source of light, or along the length of the tube, similar in effect to neon lighting. The systems can also include fixtures and other accessories designed for specific applications.

Illuminators

         The Company manufactures a number of different illuminators for use in different applications. Most commercial illuminators utilize metal halide high intensity discharge (H.I.D.) lamps to provide long life and maximum brightness. Some include patented reflectors which have been designed by Fiberstars to enhance performance. The Company's lower cost illuminators use quartz halogen lamps, some of which are custom products manufactured to Fiberstars' specifications. Illuminator advances during 1996 included a lower cost version of the largest selling commercial illuminator, with available features which include synchronization of colors among groups of illuminators, and DMX 512 protocol capability that enables computer-control of the units to produce special effects.

         Fiberstars' FS4 pool illuminator, introduced for the 1996 season, provides light output at least equal to previous models at substantially lower cost. This product led the way to a strong increase in pool lighting sales and was the Company's most successful product in 1996. Late in 1996, the Company introduced a new brighter system for the 1997 season.

Fiber Tubing

         Fiber tubing products are manufactured in various lengths and diameters to meet the requirements of each particular market and application. Fiberstars' patented BritePak(R) products can maintain consistent brightness for side-lit fiber runs up to 120 feet in length. For end-lit applications, several spotlights are typically connected to a single illuminator and are placed no farther than fifty feet from the illuminator.

         In 1996, the Company introduced BritePak(R) II, a new version of its side-emitting fiber product line, with up to 38% improvement in brightness. The performance improvement in this product line was due in part to the Company's use of new equipment installed at Fiberstars to bring fiber processing in house.

Fixtures and Accessories

         Certain fixtures and accessories have been designed by Fiberstars to feature in the Company's product lines. Other fixtures are supplied by third parties. A new paver fixture, one of the four end-lit fixtures introduced in 1996, received an "Award of Distinction" in the New Product Showcase at Lightfair 1996, the main commercial lighting tradeshow in the United States.

Applications and End-Users

         The  Company's   fiber  optic   lighting   products  are  specified  by
architects,   professional   lighting  designers,   swimming  pool  builders  or
end-users.

         The Company's products have been installed for commercial lighting applications in fast food restaurants such as Burger King and McDonald's; retail stores such as Albertson's, Giant Food and Toys R Us; hotels such as Hyatt and the Stratosphere Tower in Las Vegas; and entertainment facilities such as theme parks operated by the Walt Disney Company and Universal Studios. Fiberstars commercial lighting systems also have been used in a number of specialty applications, including theatrical productions, bridges, theater aisles and ceilings, the Monterey Bay Aquarium, Marathon Coach, HBO Studios, AMC theaters, Chevron and New York Life.

         The Company's primary products for pool and spa lighting are designed to provide underwater lighting for newly constructed pools. In addition, Fiberstars markets pool products for spa lighting, pool perimeter lighting, patios, decks and landscape lighting. The Company's underwater lighting systems are installed in pools and spas built by major national pool builders, as well as numerous regional and local pool builders throughout the United States and Canada.

Sales, Marketing and Distribution

     Commercial Lighting Products

         In the commercial lighting market, The Company's marketing efforts are directed at creating specifications for Fiberstars systems in plans developed by architects, professional lighting designers and building owners. The Company reaches these professionals through approximately 60 independent lighting representative organizations throughout the United States, approximately 20 of which account for a substantial majority of the Company's commercial lighting product sales. The independent lighting representatives assist in the specification process, directing orders to electrical equipment distributors, who in turn typically purchase products from Fiberstars. Domestic distributors of commercial lighting products typically do not engage in marketing efforts or stock any inventory of the Company's products. The Company's arrangements with its independent representatives do not prohibit the handling of conventional lighting products, including products that may be competitive with those of the Company, although such representatives typically do not handle competing fiber optic lighting products.

         Fiberstars' commercial lighting products are sold internationally by approximately 19 distributors that sell into more than 45 countries, including Crescent Lighting in the U.K., which oversees other distributors in Europe; Mitsubishi in Japan; and Fiberstars Australasia Pty Ltd., a 46%-owned joint venture that sells products in Australia, New Zealand and Fiji. These distributors are primarily responsible for any marketing activities in their territories.

     Swimming Pool and Spa Products

         The Company's underwater lighting products are sold primarily for installation in new swimming pools and spas. Accordingly, the marketing of the Company's swimming pool and spa products depends substantially on swimming pool builders to recommend the Company's products to their customers and to adapt their swimming pool designs to include Fiberstars lighting systems. The Company utilizes regional sales representative organizations that specialize in swimming pool products sold to pool builders and pool product distributors. Each representative organization typically has the exclusive right to sell the Company's products within its territory, receiving commissions on sales in its territory. Regional and national distributors in the swimming pool market stock the Company's products to fill orders received from swimming pool builders, and some of these distributors engage in limited marketing activities for the Company's products.

         The Company enters into incentive arrangements to encourage pool builders to purchase the Company's products. The Company also has entered into agreements with certain large national pool builders, under which the builders purchase Fiberstars systems directly from the Company and offer the Company's products with their swimming pools. The Company provides pool builders and independent sales representatives with marketing tools, including promotional videos, showroom displays and demonstration systems. The Company also uses trade advertising and direct mail in addition to an ongoing program of sales presentations to pool builders and distributors.

         In the second half of 1996, the Company's largest customer, BLN (a pool products distributor) was acquired by South Central Pools, another pool distributor and also a Fiberstars customer. Together these customers accounted for 21% of the Company's 1996 net sales. The Company expects its business relationship with South Central to continue satisfactorily; however, a cessation or substantial decrease in the volume of purchases by this customer could reduce availability of the Company's products to end users and could in turn have a material adverse effect on the Company's net sales and results of operations.

         Substantially all sales of the Company's swimming pool lighting systems to date have been made in the United States and Canada.

Backlog

         The Company normally ships product within a few days after receipt of an order and generally does not have a significant backlog of orders. The Company does not consider backlog to be an indicator of future performance.

Competition

         The Company's products compete with a wide variety of lighting products, including conventional electric lighting in various forms and decorative neon lighting. The Company has also experienced increasing competition from other companies offering products containing fiber optic technology. Principal competitive factors include price, performance (including brightness, reliability and other factors), aesthetic appeal (including color and color variation), market presence, installation and maintenance requirements, power consumption and safety.

         The  Company   believes  its   products   compete   favorably   against
conventional lighting in such areas as aesthetic appeal, ease of installation and maintenance, power consumption and safety. In addition, the unique characteristics of fiber optic lighting (such as no heat or electricity at the light, ability to change colors, and remote lamp replacement) enable the products to be used in some situations where conventional lighting is not practical. However, the initial purchase price of the Company's products is typically higher than conventional lighting, and the Company's products tend to be less bright than conventional alternatives. In the case of Neon lighting, certain popular neon colors, such as dark red, cannot be achieved as effectively with the Company's products.

         Fiberstars is engaged in ongoing efforts to develop and improve its products, adapt its products for new applications and design and engineer new products. The Company expects that its ability to compete effectively with conventional lighting technologies, other fiber optic lighting products, and new lighting technologies that may be introduced will depend substantially upon achieving greater brightness and reducing the cost of the Company's systems. In 1995, the Company redesigned several of its illuminators, substantially reducing costs so that in 1996, the installed price of a basic Fiberstars system was reasonably close to that of conventional electric lighting. During 1996, the Company achieved significant brightness improvements in certain illuminators and fiber products.

         Providers of conventional lighting systems include large lamp manufacturers and lighting fixture companies, which have substantially greater resources than the Company. These conventional lighting companies may introduce new and improved products, which may reduce or eliminate some of the competitive advantages of the Company's products. In commercial lighting, the Company also competes primarily with local and regional neon lighting manufacturers and craftspeople who in many cases are better established in their local markets than the Company.

         Direct competition from other fiber optic lighting products has been limited, but is increasing. In the pool market, American Products, the largest producer of electric lights for pools, introduced a fiber optic product line in 1996. In addition, Hayward Pool Products, another sizable manufacturer of pool lights and other equipment, entered into an agreement with a small manufacturer of fiber optic systems to offer those systems to the pool market under the Hayward name. In commercial lighting, fiber optic lighting products are offered by an increasing number of smaller companies, some of which compete aggressively on price. Certain of these competitors offer products with performance characteristics comparable to those of the Company's products. The Company is aware that several larger companies in the conventional lighting industry are developing fiber optic lighting systems that may compete in the near future with the Company's products. In Europe, both Philips and Schott, a glass fiber company, offer fiber optic lighting systems. Schott has recently formed an entity to enter the U.S. market. In Europe, Philips markets Fiberstars' BritePak(R) fiber tubing on an OEM basis, along with Philips' own illuminators and other products.

         The Company cannot predict the impact of competition on its business. Increased competition could result in price reductions, reduced profit margins and loss of market share, which would adversely affect the Company's operating results. There can be no assurance that the Company will be able to continue to compete successfully against current and future competitors. However, the Company also believes that increased competition may be accompanied by an increase in the rate of market expansion, and that the Company is well positioned to participate in any such expansion.

Assembly, Testing and Quality Assurance

         The Company's illuminator manufacturing consists primarily of final assembly, testing and quality control. The Company uses independent contractors to manufacture some components and subassemblies, and has worked with a number of its vendors to design custom components to meet Fiberstars' specific needs. Inventories of domestically produced component parts are managed on a just-in-time basis when practicable. The Company's quality assurance program provides for testing of all sub-assemblies at key stages in the assembly process as well as testing of finished products.

         Prior to 1996, most of the Company's fiber processing activities were performed by subcontractors to Fiberstars' specifications. During 1996 the Company successfully brought these activities in house. Equipment was acquired and installed to encase the fiber bundles in flexible jackets. The patented process used to cable the fiber for side-emitting products is now being performed on equipment designed and built by Fiberstars exclusively for this purpose. These steps have reduced processing costs and improved quality.

         Mitsubishi is the sole supplier of the Company's fiber, under a supply agreement lasting until March 1998. The Company expects to maintain this relationship with Mitsubishi indefinitely; Mitsubishi owns approximately 3.6% of the Company and distributes Fiberstars products in Japan. The Company also relies on sole source suppliers for certain lamps, reflectors, remote control devices and power supplies. Although the Company cannot predict the effect that the loss of one or more of such suppliers would have on the Company, such loss could result in delays in the shipment of products and additional expenses associated with redesigning products, and could have a material adverse effect on the Company's operating results.

Research and Product Development

         The Company believes that growth in fiber optic lighting will be driven by improvements in technology to provide increased brightness at lower costs, and the Company is committing much of its R&D resources to those challenges. In 1996, the Company significantly improved the brightness of its primary pool lighting system and of its side-emitting fiber products, and engaged in ongoing activities expected to result in improved performance of the Company's commercial illuminators in 1997 and beyond. Despite its ongoing development efforts, there can be no assurance that the Company will be able to achieve future improvements in brightness and cost or that competitors will not develop lighting technologies that are brighter, less expensive or otherwise superior to those of the Company.

         The Company augments its internal research and development efforts by involving certain of its component suppliers, independent consultants and other third parties in the process of seeking improvements  in the  company's  products and  technology.  The Company  depends substantially on these parties to undertake research and development efforts necessary to achieve improvements that would not otherwise be possible given the multiple and diverse technologies that must be integrated in the Company's products and the Company's limited engineering, personnel and financial resources. These third parties have no material contractual commitments to participate in these efforts, and there can be no assurance that they will continue to do so.

Intellectual Property

         The Company believes that the success of its business depends primarily on its technical innovations, marketing abilities and responsiveness to customer requirements, rather than on patents, trade secrets, trademarks, copyrights and other intellectual property rights. Nevertheless, the Company has a policy of seeking to protect its intellectual property through patents, license agreements, trademark registrations, confidential disclosure agreements and trade secrets. There can be no assurance, however, that the Company's issued patents are valid or that any patents applied for will be issued. There can be no assurance that the Company's competitors or customers will not copy aspects of the Company's fiber optic lighting systems or obtain information that the Company regards as proprietary. There also can be no assurance that others will not independently develop products similar to those sold by the Company. The laws of some foreign countries in which the Company sells or may sell its products do not protect the Company's proprietary rights in its products to the same extent as do the laws of the United States.

         The Company is aware that a large number of patents and pending patent applications exist in the field of fiber optic technology. The Company also believes that certain of its competitors hold and have applied for patents related to fiber optic lighting. Although to date the Company has not been involved in litigation challenging its intellectual property rights, there can be no assurance that third parties will not assert claims that the Company's products infringe patents or other intellectual property rights or that, in case of a dispute, licenses to such technology will be available, if at all, on reasonable terms. In the event of litigation to determine the validity of any third-party claims, such litigation, whether or not determined in favor of the Company, could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel from productive tasks. Also in the event of an adverse ruling in such litigation, the Company might be required to expend significant resources to develop non-infringing technology or to obtain licenses to the infringing technology, which licenses may not be available on acceptable terms. In the event of a successful claim against the Company and the Company's failure to develop or license a substitute technology, the Company's operating results could be adversely affected.

         Fiberstars has licensed the rights to manufacture certain of its illuminators to Mitsubishi for sale in Japan, and to Crescent Lighting in the United Kingdom for sale in the European Economic Community, in exchange for certain royalty payments.

Employees

         At December 31, 1996, Fiberstars employed 47 people full time, of whom 14 were involved in sales, marketing and customer service, 7 in research and product development, 18 in assembly and quality assurance, and 8 in finance and administration. From time to time the Company also employs part time personnel in various capacities, primarily assembly and clerical support. The Company has never had a work stoppage, no employees are subject to any collective bargaining agreement, and the Company considers its employee relations to be good.

         The Company's future success will depend to a large extent on the continued contributions of certain employees, many of whom would be difficult to replace. The future success of the Company also will depend on its ability to attract and retain qualified technical, sales, marketing and management personnel, for whom competition is intense. The loss of or failure to attract and retain any such persons could delay product development cycles, disrupt the Company's operations or otherwise have a material adverse effect on the Company's business.


Item 2.  Description of Property

         The Company's principal executive offices and manufacturing and assembly facilities are located in a 31,500 square foot facility in Fremont, California, under a lease expiring in 1999, subject to a renewal option for a five-year additional term. The Company also leases a separate 7,800 square foot facility in Fremont, California, devoted to fiber processing. This lease also expires in 1999 and is subject to renewal options for three additional years.


Item 3.  Legal Proceedings

         On June 8, 1994, a lawsuit was filed against the Company and others by Steven Lombardo, James Rogers and Landtech Investment Corporation ("Landtech"), who purported to be shareholders or affiliates of shareholders of the Company. The complaint made various allegations in connection with a proposed investment by Landtech in the Company in 1993. On March 24, 1997, the case was dismissed in its entirety, without liability on the part of the Company.


Item 4.  Submission of Matters to a Vote of Security Holders.

         There were no matters submitted to a vote of security holders during the quarter ended December 31, 1996.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

         The Company's Common Stock trades on the Nasdaq National Market tier of The Nasdaq Stock MarketSM under the symbol "FBST". The following table sets forth the high and low sale prices for the Company's Common Stock, as reported by NASDAQ for the periods indicated.

                                                    High             Low

 First quarter 1995                                  6 1/2             5 1/4
 Second quarter 1995                                 6 1/8             4 3/8
 Third quarter 1995                                  6                 3 1/4
 Fourth quarter 1995                                 5 1/2             3 5/8
 First quarter 1996                                  4 3/4             3 1/2
 Second quarter 1996                                 6 1/4             4
 Third quarter 1996                                  6                 5
 Fourth quarter 1996                                 5 1/2             4 3/8

         There were approximately 200 holders of record of the Company's Common Stock as of March 26, 1997, and the Company estimates that at that date there were approximately 800 additional beneficial owners.

         The Company has not paid any cash dividends and does not anticipate paying cash dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in conjunction with the attached financial statements and notes thereto.


Results of Operations

1996 Compared with 1995
         Net sales increased to $15,576,000 in 1996, up 32% from 1995 sales of $11,798,000. The 1996 increase is primarily attributable to introduction of new, lower cost products, as well as improved conditions in the swimming pool construction market, which resulted in a significant increase in sales of the Company's pool lighting products. Sales of commercial lighting and medical products also increased compared to 1995. International sales accounted for approximately 15% and 18% of net sales in 1996 and 1995, respectively, most of which represented sales of commercial lighting products.

         The Company's gross margin percentage decreased to 42% in 1996 from 43% in 1995. The decrease was primarily attributable to an increase in fixed overhead in connection with the Company's new fiber processing facility.

         Research and development expenses increased by 22% to $962,000 in 1996, reflecting the Company's continuing commitment to improving its technology and products. As a percentage of sales, research and development expenses decreased from 6.7% to 6.2%. The Company anticipates that research and development expenses will continue to increase in absolute dollars in future periods, but may fluctuate as a percentage of sales.

         Selling and marketing expenses increased by 13% to $3,728,000 in 1996. Increases occurred primarily in the pool division and included increases in advertising, sales literature and personnel related expenses. As a percentage of sales, selling and marketing expenses declined to 24% of net sales in 1996 from 28% in 1995.

         General and administrative expenses decreased by 7% to $1,254,000 in 1996, primarily due to lower legal fees combined with other expense reductions. The Company expects general and administrative expenses to increase moderately in future periods.

         Total operating expenses increased by $500,000 to $5,944,000 in 1996. As a percentage of sales, total operating expenses decreased from 46% in 1995 to 38% in 1996, as sales increased more rapidly than expenses.

         Other income and expense includes interest income and expense, plus income from the Company's joint ventures recognized under the equity method. Net interest income improved to $246,000 in 1996 from $181,000 in 1995, primarily due to higher cash balances. Income from joint ventures decreased to $8,000 in 1996, compared to $117,000 in 1995, because the Company sold its equity interest in Fiberoptic Medical Products as of February 21, 1996 (see Note 5 to Financial Statements). The Company does not expect income from its remaining joint venture to have a material impact on the Company's financial results in the near future.

         The Company recorded net income of $511,000 in 1996, compared to a net loss of $15,000 in 1995.

1995 Compared with 1994
         Net sales decreased to $11,798,000 in 1995, down 13% from 1994 sales of $13,562,000. The 1995 decrease was primarily attributable to a weak year in the swimming pool construction market, which resulted in a significant decrease in sales of the Company's pool lighting products. Sales of commercial lighting and medical products increased slightly compared to 1994. International sales accounted for approximately 18% and 16% of net sales in 1995 and 1994, respectively, most of which represented sales of commercial lighting products.

         The Company's gross margin percentage decreased to 43% in 1995, compared to 44% in 1994. The decrease is primarily attributable to fixed overhead, which remained level with 1994 in absolute dollars, but was a higher percentage of sales due to the decrease in revenue.

         Research and development expenses increased by 1% to $791,000 in 1995, reflecting the Company's continuing commitment to improving its technology and products. As a percentage of sales, research and development expenses increased from 5.8% to 6.7%.

         Selling and marketing expenses also increased by 1% to $3,311,000 in 1995, an increase from 24% of sales in 1994 to 28% in 1995. Increases occurred primarily in the Commercial Lighting Division and included increases in advertising, sales literature and personnel related expenses. These increases were partly offset by reduced commissions associated with lower sales levels in the Pool Division.

         General and administrative expenses totaled $1,342,000 in 1995, an increase of $372,000 from $970,000 in 1994. The increase was primarily attributable to higher operating costs of operating as a public company for the full year 1995, following the Company's IPO in August 1994 - including professional fees, directors and officers insurance, SEC and shareholder reporting, including annual report publication. Litigation expenses related to a shareholder lawsuit against the Company also contributed to the increase.

         As a percentage of sales, total operating expenses increased from 37% in 1994 to 46% in 1995. This increase results from the increase in absolute dollar expenses (mainly general and administrative), combined with the decrease in sales.

         Other income and expense includes interest income and expense, plus income from the Company's joint ventures recognized under the equity method. Net interest income was $181,000 in 1995, compared to net interest expense of $12,000 in 1994. This improvement is primarily attributable to higher cash balances after the Company's IPO. Income from joint ventures improved from $55,000 in 1994 to $117,000 in 1995.

         The Company recorded a net loss of $15,000 in 1995, compared to net income of $2,062,000 in 1994. Net income for 1994 included an income tax benefit of $1,078,000.


Seasonality; Risk Factors
         The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability. These include factors relating to competition, such as competitive pricing pressure and the potential introduction of new products by competitors; manufacturing factors, including constraints in the Company's manufacturing and assembly operations and shortages or increases in the prices of raw materials and components; sales and distribution factors, such as changes in product mix or distribution channels resulting in lower margins, the loss of a significant distributor or sales representative, the loss of a significant customer or swimming pool builder, the effects of volume discounts that may be granted to larger customers, product returns and exchanges, and seasonality of sales, particularly in sales of the Company's swimming pool and spa lighting products; product development and introduction problems, such as increased research, development and marketing expenses associated with new product introductions, delays in the introduction of new products and technologies and adverse effects on sales of existing products; as well as other factors, including levels of expenses relative to revenue levels, personnel changes, expenses that may be incurred in litigation, generally prevailing economic conditions and fluctuations in foreign currency exchange rates. The Company's annual and quarterly results of operations also have been and will continue to be affected by national economic and other factors, including factors affecting the construction of new swimming pools, such as housing market trends, interest rates and the weather.

         The Company's quarterly operating results are also substantially affected by the market's acceptance of the Company's products and the level and timing of orders received. Historically the Company has shipped a substantial portion of its quarterly sales in the last month of each of the second and fourth quarters of the year. Significant portions of the Company's expenses are relatively fixed in advance based upon the Company's forecasts of future sales. If sales fall below expectations in any given quarter, the Company's operating results will be adversely affected. In addition, certain product development and marketing expenditures may vary significantly from quarter to quarter and are made well in advance of potential resulting revenue.

         Sales of the Company's pool and spa lighting products, which currently are available only with newly constructed pools and spas, are highly dependent upon the level of such construction. Sales of commercial lighting products also depend significantly upon the level of new building construction. Because of the seasonality of construction, the Company's sales of swimming pool and commercial lighting products, and thus the Company's overall revenues and income, have tended to be significantly lower in the first quarter of each year. Various economic and other trends may alter these seasonal trends from year to year, and the Company cannot predict the extent to which these seasonal trends will continue.

         The Company anticipates that any future growth in the fiber optic lighting market will be accompanied by increasing competition in a number of its product lines. Such competition could adversely affect the Company's operating results.


Liquidity and Capital Resources
         For the year ended December 31, 1996, cash and cash equivalents decreased by $236,000. Investments in short term marketable securities increased by $869,000.

         Cash  provided  by  operating  activities  totaled  $853,000,   largely
resulting from operating income before depreciation, partly offset by an increase in inventories.

         Investing activities absorbed $1,132,000, including $869,000 to purchase short term securities, $400,000 in acquisition of fixed assets, and loans to officers totaling $161,000, partly offset by proceeds of $298,000 from the sale of the Company's joint venture investment in Fiber Optic Medical Products.

         In June 1996, the Company renewed its $1 million unsecured line of credit for working capital purposes and its $500,000 term loan commitment to finance equipment purchases. Both lines expire on

June 28, 1997. At December 31,
1996, the Company had no borrowings outstanding against either of these lines of credit.

         The Company believes that existing cash balances, together with the Company's bank lines of credit and funds that may be generated from operations, will be sufficient to finance the Company's currently anticipated working capital requirements and capital expenditure requirements for at least the next twelve months.

Item 7.  Financial Statements

         The financial statements and related notes thereto required by this item are listed and set forth in a separate section of this report following the index to exhibits.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
         Not applicable.

                                    PART III

Item 9. Directors and Executive Officers of the Registrant

         The information required by this Item regarding directors and nominees is incorporated herein by reference to the information in the Company's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders to be held on May 21, 1997 (the "Proxy Statement") under the caption "PROPOSAL NO. 1:
ELECTION OF DIRECTORS."

         The executive officers of the Company who are not directors, and their ages as of December 31, 1996, are as follows:

Name                         Age        Position

George K. Awai               41         Vice President, Research and Development
Barry R. Greenwald           50         Senior Vice President and General
                                            Manager, Pool Division
J. Arthur Hatley             47         Vice President and General Manager,
                                            Commercial Lighting
J. Steven Keplinger          37         Senior Vice President,
                                            Operations
William C. Lapworth          46         Vice President, Finance, Chief Financial
                                            Officer and Secretary
Fredrick N. Martin           53         Senior Vice President, Engineering, R&D
                                            and Commercial Lighting
-------------

         Mr.  Awai  joined  the  Company  in  October  1986 as  Vice  President,
Engineering. Prior to joining the Company, Mr. Awai served as Senior Fiber Optics Engineering Supervisor at Advanced Cardiovascular Systems, Inc., a subsidiary of Eli Lilly engaged in research and development of medical devices, from August 1985 to October 1986. From December 1983 to August 1985, Mr. Awai served as Quality Assurance Optics Manager at Kaptron, Inc., a fiber optics manufacturing company. Mr. Awai served as Senior Optical Engineering Technician at Siemens Optoelectronics from August 1982 to December 1983, as Fiber Optics Laboratory Supervisor at Cooper Medical Devices, Inc. from May 1981 to July 1982, and as Senior Fiber Optics Technician at Olympus Corporation from September 1979 to May 1981.

         Mr. Greenwald joined the Company in October 1989 as General Manager, Pool Division. He became Vice President in September 1993 and Senior Vice President in February 1997. Prior to joining the Company, Mr. Greenwald served as National Sales Manager at Aquamatic, a swimming pool accessory company, from August 1987 to October 1989. From May 1982 to August 1987, Mr. Greenwald served as National Sales Manager at Jandy Inc., a swimming pool equipment company.

          Mr. Hatley joined the Company in July 1995 as National Sales Manager, Commercial Lighting Division. He was promoted to General Manager in January 1996 and was named Vice President in December 1996. Prior to joining the Company, Mr. Hatley served in progressive sales management capacities for Reggiani and Capri Lighting companies. Mr. Hatley was previously a commercial lighting agency principal and also served at Graybar Electric, a national lighting and electrical products distributor.

         Mr. Keplinger joined the Company in August 1988 as Manager of Operations. He became Vice President in 1991 and Senior Vice President in February 1997. From June 1986 to August 1988, Mr. Keplinger was a sales representative at Leemah Electronics, an electronics manufacturing company. From February 1983 to June 1986, Mr. Keplinger was a sales manager with California Magnetics Corp, a custom transformer manufacturing company.
Mr. Keplinger is also a director of Fiberstars Australasia Pty. Ltd.

         Mr. Lapworth joined the Company in July 1993 as Vice President, Finance and Chief Financial Officer, and became Secretary in February 1994. From November 1987 to November 1992, Mr. Lapworth served as Chief Financial Officer of Standard Engineering Data Company. From 1981 to 1987, he served in various financial management capacities, including Controller and Chief Financial Officer, with Omega Performance Corporation. He previously held financial positions with Progressive Corporation and the Pillsbury Company. Mr. Lapworth earned his C.P.A. certificate at Price Waterhouse and is a graduate of Duke University and Stanford Graduate School of Business.

         Mr. Martin joined the Company in February 1997 as Senior Vice President responsible for Engineering, R&D and Commercial Lighting sales and marketing. From May 1994 to February 1997, Mr. Martin was general partner in a retail business. From 1989 to 1993, Mr. Martin was President and Chief Executive Officer of Progress Lighting. Prior to that, he served as Executive Vice President of sales & marketing for USI Lighting, a large lighting fixture and controls company, and as President of Prescolite, a lighting fixture company.


Item 10. Executive Compensation

         The information regarding executive compensation required by Item 10 is incorporated herein by reference to the information in the Proxy Statement under the caption "Executive Compensation."


Item 11.  Security Ownership of Certain Beneficial Owners and Management

         The information regarding security ownership of certain beneficial owners and management required by Item 11 is incorporated herein by reference to the information in the Proxy Statement under the caption "Security Ownership of Principal Shareholders and Management."


Item 12.  Certain Relationships and Related Transactions

         The   information   regarding   certain   relationships   and   related
transactions required by Item 12 is incorporated herein by reference to the information in the Proxy Statement under the caption "Certain Transactions."


Item 13.  Exhibits and Reports on Form 8-K

         (a) Reference is made to the Index to Exhibits that begins on page 16 of this report.

         (b) There were no reports on Form 8-K filed by the registrant during the quarter ended December 31, 1996.

                                INDEX TO EXHIBITS
                                  (Item 13(a))



                                 Exhibit
    Number                                            Document

3.1 Amended and Restated Articles of Incorporation of the Registrant(incorporated by reference to Exhibit 3.3 in the Registrant's Registration Statement on Form SB-2 (Commission File No. 33-79116-LA) which became effective on August 17, 1994)


3.2 Bylaws of Registrant, including all amendments (incorporated by reference to Exhibit 3.2 in the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1994).

3.3 Amendment to Bylaws of Registrant, dated as of December 1, 1995 (incorporated by reference to Exhibit 3.3 in the Registrant's Annual Report on Form 10-KSB for the year ended December 31,
                1995).

10.0 Form of warrant issued to the Underwriters in the Company's initial public offering (incorporated by reference to Exhibit
                1.1 in the Registrant's Registration Statement on Form SB-2 (Commission File No. 33-79116-LA) which became effective on August 17, 1994)

10.1+ Form of Indemnification Agreement for directors and officers of the Registrant (incorporated by reference to Exhibit 10.1 in the Registrant's Registration Statement on Form SB-2 (Commission File No. 33-79116-LA) which became effective on August 17,
                1994).

10.2+ 1988 Stock Option Plan, as amended, and forms of stock option agreement (incorporated by reference to Exhibit 10.2 in the Registrant's Registration Statement on Form SB-2 (Commission File No. 33-79116-LA) which became effective on August 17,
                1994).

10.3+ 1994 Stock Option Plan, as amended, and forms of stock option agreement (incorporated by reference to Exhibit 10.3 in the Registrant's Registration Statement on Form SB-2 (Commission File No. 33-79116-LA) which became effective on August 17,
                1994).

10.4+ 1994 Employee Stock Purchase Plan and form of subscription agreement (incorporated by reference to Exhibit 10.4 in the Registrant's Registration Statement on Form SB-2 (Commission File No. 33-79116-LA) which became effective on August 17,
                1994).

10.5+ Directors' Stock Option Plan and form of stock option agreement (incorporated by reference to Exhibit 10.5 in the Registrant's
                Registration   Statement  on  Form  SB-2  (Commission  File  No.
                33-79116-LA) which became effective on August 17, 1994).

10.6 Registration Rights Agreement dated as of June 27, 1990, between the Registrant and certain holders of the Registrant's capital stock, as amended by Amendment No. 1 dated as of February 6, 1991 and Amendment No. 2 dated as of April 30, 1994 (incorporated by reference to Exhibit 10.10 in the Registrant's Registration Statement on Form SB-2 (Commission File No. 33-79116-LA) which became effective on August 17, 1994).

10.7 Amendment No. 3 to Registration Rights Agreement to include Warrant shares as Registrable Securities (incorporated by reference to Exhibit 1.2 in the Registrant's Registration Statement on Form SB-2 (Commission File No. 33-79116-LA) which became effective on August 17, 1994).

10.8+ Stock Purchase Agreement and related Promissory Note between David N. Ruckert and the Registrant dated as of December 9, 1987, as amended (incorporated by reference to Exhibit 10.14 in the Registrant's Registration Statement on Form SB-2 (Commission File No. 33-79116-LA) which became effective on August 17,
                1994).

10.9+ Common Stock Purchase Warrant dated as of June 27, 1988 issued by the Registrant to Philip Wolfson (incorporated by reference to Exhibit 10.15 in the Registrant's Registration Statement on Form SB-2 (Commission File No. 33-79116-LA) which became effective on August 17, 1994).

10.10 Lease Agreement dated December 20, 1993 between the Registrant and Bayside Spinnaker Partners IV (incorporated by reference to
                Exhibit 10.19 in the Registrant's Registration Statement on Form SB-2 (Commission File No. 33-79116-LA) which became effective on August 17, 1994).

10.11 Form of Agreement between the Registrant and independent sales representatives (incorporated by reference to Exhibit 10.20 in the Registrant's Registration Statement on Form SB-2 (Commission File No. 33-79116-LA) which became effective on August 17,
                1994).

10.12+ Consulting Agreement dated August 25, 1994 between the Registrant and Philip Wolfson, M.D. (incorporated by reference to Exhibit 10.17 in the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1994).

10.13* Distribution Agreement dated March 21, 1995 between the Registrant and Mitsubishi International Corporation (incorporated by reference to Exhibit 10.18 in the Registrant's Annual Report on Form 10-KSB for the year ended December 31,
                1994).

10.14* Three (3) Year Supply Agreement dated March 21, 1995 between the Registrant and Mitsubishi International Corporation (incorporated by reference to Exhibit 10.19 in the Registrant's Annual Report on Form 10-KSB for the year ended December 31,
                1994).

10.15 Stock Purchase Agreement dated March 21, 1995 among the Registrant, Mitsubishi International Corporation and Mitsubishi Corporation (incorporated by reference to Exhibit 10.20 in the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1994).

10.16+ Consulting Agreement dated as of December 14, 1995, between Registrant and Michael D. Ernst (incorporated by reference to
                Exhibit 10.21 in the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1995).

10.17 Distribution Agreement dated as of February 21, 1996, between the Registrant and Fiberoptic Medical Products, Inc. (incorporated by reference to Exhibit 10.24 in the Registrant's Annual Report on Form 10-KSB for the year ended December 31,
                1995).

10.18 Loan Agreement dated as of June 28, 1996, between the Registrant and Wells Fargo Bank.

10.19 Term Commitment Note of the Registrant dated as of June 28, 1996, to Wells Fargo Bank.

10.20 Revolving Line of Credit Note of the Registrant dated as of June 28, 1996, to Wells Fargo Bank.

10.21           Amendment to 1994 Stock Option Plan, effective as of December 6,
                1996.

10.22 Promissory Note dated as of October 7, 1996, issued in favor of the Registrant by Steve Keplinger.

10.23 Promissory Note dated as of March 25, 1997, issued in favor of the Registrant by Barry Greenwald.

11.1            Statement Regarding Computation of Net Income (Loss) per Share.

23.1            Consent of Independent Accountants.

27.1            Financial Data Schedule.

*     Confidential treatment requested
+     Management Compensatory Plan or Arrangement

                                FIBERSTARS, INC.
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                        As of December 31, 1996 and 1995
                                       and
                   For the Three Years Ended December 31, 1996



                                                                         Page

Financial Statements:

     Balance Sheets..................................................... F-1

     Statements of Operations........................................... F-2

     Statements of Shareholders' Equity................................. F-3

     Statements of Cash Flows........................................... F-4

     Notes to Financial Statements...................................... F-5

Report of Independent Accountants....................................... F-20



         All schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

                                      F-1
                                FIBERSTARS, INC.
                   BALANCE SHEETS, December 31, 1996 and 1995
            (amounts in thousands except share and per share amounts)

                                ASSETS                                                         1996              1995
                                                                                          --------------   --------------
Current assets:
      Cash and cash equivalents                                                            $      1,520     $      1,756
      Short-term investments                                                                      3,315            2,446
      Accounts receivable, net of allowances for doubtful
         accounts of $236 in 1996 and $209 in 1995
                                                                                                  2,621            2,614
     Notes receivable from officers                                                                  91
      Inventories                                                                                 2,168            1,904
      Prepaids and other current assets                                                             181              176
      Deferred income taxes                                                                         585              668
                                                                                          --------------   --------------

                  Total current assets                                                           10,481            9,564

Fixed assets, net                                                                                   832              754
Investment in joint ventures                                                                         52              342
Notes receivable from officers, less current portion                                                 70
Other assets                                                                                         74               21
Deferred income taxes                                                                               553              813
                                                                                          --------------   --------------

                  Total assets                                                             $     12,062     $     11,494
                                                                                          --------------   --------------

                           LIABILITIES
Current liabilities:
    Accounts payable                                                                       $        967     $      1,098
    Accrued expenses                                                                              1,122              977
    Current portion of long-term debt                                                                13               13
                                                                                          --------------   --------------

               Total current liabilities                                                          2,102            2,088

Long-term debt, less current portion                                                                 28               40
                                                                                          --------------   --------------

               Total liabilities                                                                  2,130            2,128
                                                                                          --------------   --------------

Commitments and contingencies (Note 8).

                       SHAREHOLDERS' EQUITY
Preferred stock, par value $0.0001 per share:
    Authorized:  2,000,000 shares in 1996 and 1995
    Issued and outstanding:  no shares in 1996 and 1995

Common stock, par value $0.0001 per share:
    Authorized:  30,000,000 shares in 1996 and 1995
    Issued and outstanding:  3,412,680 shares in 1996 and
       3,380,615 shares in 1995
                                                                                                      -                -

Additional paid-in capital                                                                       11,903           11,848
Note receivable from shareholder                                                                    (75)             (75)
Accumulated deficit                                                                              (1,896)          (2,407)
                                                                                          --------------   --------------

               Total shareholders' equity                                                         9,932            9,366
                                                                                          --------------   --------------

                 Total liabilities and shareholders' equity                                $     12,062     $     11,494

                                                                                          --------------   --------------


The accompanying notes are an integral part of these financial statements.

                                       F-2
                                FIBERSTARS, INC.
                            STATEMENTS OF OPERATIONS
              for the years ended December 31, 1996, 1995 and 1994
                (amounts in thousands, except per share amounts)



                                                                                 1996           1995           1994
                                                                             ------------   ------------   ------------
Net sales                                                                     $   15,576     $   11,798     $   13,562

Cost of sales                                                                      9,032          6,678          7,592
                                                                             ------------   ------------   ------------

                  Gross profit                                                     6,544          5,120          5,970
                                                                             ------------   ------------   ------------

Operating expenses:
    Research and development                                                         962            791            784
    Sales and marketing                                                            3,728          3,311          3,275
    General and administrative                                                     1,254          1,342            970
                                                                             ------------   ------------   ------------

                  Total operating expenses                                         5,944          5,444          5,029
                                                                             ------------   ------------   ------------

Income (loss) from operations                                                        600           (324)           941

Other income (expense):
    Equity in joint ventures' income                                                   8            117             55
    Interest and other income                                                        252            191             65
    Interest expense                                                                  (6)           (10)           (77)
                                                                             ------------   ------------   ------------

                  Income (loss) before (provision for) benefit
                     from income taxes
                                                                                     854            (26)           984

(Provision for) benefit from income taxes                                           (343)            11          1,078
                                                                             ------------   ------------   ------------

                  Net  income (loss)                                          $      511     $      (15)    $    2,062
                                                                             ------------   ------------   ------------

Net income (loss) per share                                                        $0.15        $ (0.00)         $0.75
                                                                             ------------   ------------   ------------

Shares used in per share calculation                                               3,468          3,344          2,761
                                                                             ------------   ------------   ------------




 The accompanying notes are an integral part of these financial statements.

                                       F-3
                                FIBERSTARS, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
              for the years ended December 31, 1996, 1995 and 1994
                                 (in thousands)



                                                                Preferred        Common     Additional  Notes
                                                                  Stock           Stock      Paid-In    Receivable
                                                                                                         from     Accumulated
                                                             Shares   Amount  Shares  Amount Capital Shareholders   Deficit   Total

Balances, January 1, 1994                                      1,505  $ 7,131    698 $   174              $ (78)   $ (4,454) $ 2,773

    Conversion of preferred stock to common stock in
     connection with initial public offering                  (1,505)  (7,131) 1,513   7,131                                      --

    Conversion of no par value common stock to par value of
       $0.0001 per share                                                              (7,305) $ 7,305                             --
    Issuance of common stock in connection with initial
       public offering                                                         1,000            3,670                          3,670
    Exercise of common stock options                                              24               22                             22
    Issuance of common stock under employee stock purchase plan                    3               14                             14
    Net income                                                                                                        2,062    2,062

Balances, December 31, 1994                                       --       --  3,238      --   11,011       (78)     (2,392)   8,541

    Exercise of common stock options                                              14               18                             18
    Issuance of common stock under employee stock purchase plan                    9               27                             27
    Issuance of common stock in private placement                                120              792                            792
    Repayment of notes receivable                                                                             3                    3
    Net loss                                                                                                            (15)    (15)

Balances, December 31, 1995                                       --       --  3,381      --   11,848       (75)     (2,407)   9,366

    Exercise of common stock options                                               7                9                              9
    Issuance of common stock under employee stock purchase plan                    9               32                             32
    Issuance of common stock pursuant to exercise of warrants                     16               14                             14
    Net income                                                                                                          511      511

Balances, December 31, 1996                                       --   $   --  3,413 $    -- $ 11,903     $ (75)   $ (1,896) $ 9,932


 The accompanying notes are an integral part of these financial statements.


                                      F-4
                                FIBERSTARS, INC.
                            STATEMENTS OF CASH FLOWS
              for the years ended December 31, 1996, 1995 and 1994
                                 (in thousands)

                                                                                       1996          1995         1994
                                                                                   -----------   ------------  ------------
Cash flows from operating activities:
      Net income (loss)                                                             $     511     $      (15)    $    2,062
                                                                                   -----------   ------------  ------------
      Adjustments  to  reconcile  net  income  (loss)  to net cash  provided  by operating activities:
        Depreciation and amortization                                                     322            178           173
        Provision for doubtful accounts receivable                                         56             54            34
        Deferred income taxes                                                             343             25        (1,186)
        Equity in joint venture                                                            (8)          (117)          (55)
        Changes in assets and liabilities:
                Accounts receivable                                                       (63)           560        (1,176)
                Inventories                                                              (264)          (640)         (285)
                Prepaids and other current assets                                          (5)           (37)         (114)
                Other assets                                                              (53)                          16
                Accounts payable                                                         (131)           309            97
                Accrued expenses                                                          145             19           511
                                                                                   -----------   ------------  ------------

                  Total adjustments                                                       342            351        (1,985)
                                                                                   -----------   ------------  ------------
                  Net cash provided by operating activities                               853            336            77
                                                                                   -----------   ------------  ------------
Cash flows from investing activities:
    Decrease in restricted short-term investments                                                                       60
    Purchase of short-term investments                                                   (869)        (2,446)
    Loans made to officers                                                               (161)
    Acquisition of fixed assets                                                          (400)          (379)         (374)
    Sale of investment in joint venture                                                   298
                                                                                   -----------   ------------  ------------
                  Net cash used in investing activities                                (1,132)        (2,825)         (314)
                                                                                   -----------   ------------  ------------
Cash flows from financing activities:
    Net proceeds from initial public offering                                                                        3,670
    Proceeds from issuances of common stock                                                55            837            36
    Proceeds from short-term borrowings                                                                              1,350
    Repayment of short-term borrowings                                                                              (1,350)
    Repayment of long-term debt                                                           (12)           (84)          (68)
    Repayment of notes receivable for common stock                                                         3
                                                                                   -----------   ------------  ------------
                  Net cash provided by financing activities                                43            756         3,638
                                                                                   -----------   ------------  ------------
                      Net increase (decrease) in cash and cash equivalents               (236)        (1,733)        3,401

Cash and cash equivalents, beginning of year                                            1,756          3,489            88
                                                                                   -----------   ------------  ------------
Cash and cash equivalents, end of year                                              $   1,520     $    1,756    $    3,489
                                                                                   -----------   ------------  ------------

Supplemental information:
    Interest paid                                                                          $6            $10           $77
    Income taxes paid                                                                     $38                           $3

 The accompanying notes are an integral part of these financial statements.

                                FIBERSTARS, INC.
                          NOTES TO FINANCIAL STATEMENTS


                                       F-5

 1.   Nature of Operations:

      Fiberstars, Inc. (the Company) develops and assembles lighting products using fiber optic technology for commercial lighting and swimming pool and spa lighting applications. The Company markets its products for worldwide distribution primarily through independent sales representatives, distributors and swimming pool builders.


 2.   Summary of Significant Accounting Policies:

         Use of Estimates:

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

         Cash Equivalents:

         The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

         Short-Term Investments:

         Short-term investments consist of debt securities with remaining maturity of more than three months when purchased. The Company has determined that all of its debt securities should be classified as available-for-sale. The difference between the cost basis and the market value of the Company's investments was not material at December 31, 1996 and 1995. The Company's investments at December 31, 1996 and 1995 primarily consist of corporate notes with maturities of one year or less. Short-term investments are held by one investment bank as of December 31, 1996.

         Inventories:

         Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

         Investments in Joint Ventures:

         The Company records its investments in joint ventures under the equity method of accounting.

                                FIBERSTARS, INC.
                    NOTES TO FINANCIAL STATEMENTS, Continued


2.    Summary of Significant Accounting Policies, continued:

         Fair Value of Financial Instruments:

         Carrying amounts of certain of the Company's financial instruments including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and other accrued liabilities approximate fair value due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of long-term debt obligations also approximates fair value.

         Revenue Recognition:

         The Company recognizes sales upon shipment.

         Depreciation and Amortization:

         Fixed assets are stated at cost and depreciated by the straight-line method over the estimated useful lives of the related assets (two to five years). Leasehold improvements are amortized on a straight-line basis over their estimated useful lives or the lease term, whichever is less.

         Certain Risks and Concentrations:

         The Company invests its excess cash in deposits and high-grade short-term securities with two major banks.

         The Company sells its products primarily to residential lighting distributors and pool installation contractors in North America, Europe and the Far East. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Although the Company maintains allowances for potential credit losses that it believes to be adequate, a payment default on a significant sale could materially and adversely affect its operating results and financial condition. At December 31, 1996, one customer accounted for 13% of accounts receivable and at December 31, 1995, no single customer accounted for more than 10% accounts receivable.

         During 1996, two customers of the Company merged and their combined revenues accounted for 21% of net sales for the year ended December 31, 1996.

         The Company currently buys all of its fiber, the main component of its products, from one supplier. Although there is a limited number of fiber suppliers, management believes that other suppliers could provide fiber on comparable terms. A change in suppliers, however, could cause delays in manufacturing and a possible loss of sales which would adversely affect operating results.


 2.   Summary of Significant Accounting Policies, continued:

         Research and Development:

         Research and development costs are charged to operations as incurred.

         Income Taxes:

         The Company accounts for income taxes using the liability method under which deferred tax assets or liabilities are calculated at the balance sheet date using current tax laws and rates in effect.

         Stock-Based Compensation:

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation," which is effective for the Company's financial statements for fiscal years beginning after December 15, 1995. SFAS No. 123 allows companies to account for stock-based compensation either under the new provisions of SFAS No. 123 or under the provisions of Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees," but requires pro forma disclosure in the footnotes to the financial statements as if the measurement provisions of SFAS No. 123 had been adopted. The Company accounts for its stock based compensation in accordance with the provisions of APB No. 25 and presents disclosures required by SFAS No. 123.

         Net Income (Loss) Per Share:

         Net income (loss) per share is computed using the weighted average number of shares of common stock outstanding and common stock equivalent shares. Common stock equivalent shares from stock options and warrants are excluded from the computation to the extent that their effect is antidilutive. Dilution from common equivalents has been further limited in 1996 under the modified treasury stock method. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common stock equivalent shares issued at prices below the anticipated public offering price during the 12 months immediately preceding the offering date have been included in the calculation as if they were outstanding for all periods presented (using the treasury stock method and the initial public offering price).




 3.   Inventories (in thousands):

                                                                                December 31,
                                                                        ----------------------------
                                                                             1996           1995
                                                                        -------------   ------------

                  Raw materials                                          $     1,528     $    1,111
                  Finished goods                                                 640            793
                                                                        -------------   ------------
                                                                         $     2,168     $    1,904
                                                                        -------------   ------------

 4.   Fixed Assets (in thousands):

                                                                                December 31,
                                                                         ---------------------------
                                                                             1996           1995
                                                                         ------------   ------------
                  Equipment                                               $    1,757     $    1,380
                  Furniture and fixtures                                         114            112
                  Computer software                                               92             85
                  Leasehold improvements                                          80             66
                                                                         ------------   ------------
                                                                               2,043          1,643
                  Less accumulated depreciation and amortization

                                                                              (1,211)          (889)
                                                                         ------------   ------------

                                                                          $      832     $      754
                                                                         ------------   ------------

 5.   Joint Ventures:

         Fiberoptic Medical Products, Inc.:

         In February 1996, the Company entered into an agreement to sell its equity in Fiberoptic Medical Products, Inc. (FMP) for the net book value of approximately $300,000.

         Fiberstars Australasia Pty. Ltd:

         The Company participates in a joint venture with Fiberstars Australasia Pty. Ltd., to market lighting products using fiberoptic technology in Australia and New Zealand. The Company maintains a 46.5% interest in Fiberstars Australasia.

         The Company recorded sales to Fiberstars Australasia totaling $234,000, $130,000 and $95,000, for the years ended December 31, 1996, 1995 and 1994, respectively. Accounts receivable from Fiberstars Australasia Pty. Ltd. as of December 31, 1996 and 1995 were $52,000 and $41,000, respectively.

      The following  represents condensed financial  information  (unaudited) of
      Fiberstars  Australasia  as of  December  31,  1996 and for the year  then ended,  and combined  information of FMP and Fiberstars  Australasia as of
      December  31,  1995 and for the two  years  ended  December  31,  1995 (in thousands):
                                                                                      December 31,
                                                                             ----------------------------
                                                                                 1996           1995
                                                                             -------------  -------------
             Current assets                                                   $       204    $     1,365
             Property and other assets                                                 47             77
                                                                             -------------  -------------
                                                                              $       251    $     1,442
                                                                             -------------  -------------

             Current liabilities                                              $       129    $       731
             Issued capital                                                           108            558
             Retained earnings                                                         14            153
                                                                             -------------  -------------
                                                                              $       251    $     1,442
                                                                             -------------  -------------


                                                                               December 31,
                                                               -------------------------------------------
                                                                   1996           1995           1994
                                                               ------------   -------------  -------------
              Revenue                                           $      566     $     3,909    $     3,038
              Expenses                                                 545           3,654          2,920
                                                               ------------   -------------  -------------
                     Net income                                 $       21     $       255    $       118
                                                               ------------   -------------  -------------

  6.  Accrued Expenses (in thousands):

                                                                                     December 31,
                                                                              --------------------------
                                                                                  1996           1995
                                                                              -------------   ----------
              Sales commissions and incentives                                $        656     $    577
              Other                                                                    466          400
                                                                              -------------   ----------

                                                                              $      1,122     $    977
                                                                              -------------   ----------

 7.   Lines of Credit:

      On June 28, 1996, the Company entered into the following borrowing arrangements with its bank:

      a) A $1,000,000 revolving line of credit expiring June 28, 1997, bearing interest at prime plus 0.25% (9.0% at December 31, 1996). Borrowings under this line are uncollateralized, and the Company must maintain a zero balance for at least 30 consecutive days during each fiscal year.

      b) A $500,000 term loan commitment to finance equipment purchases, expiring June 28, 1997. Borrowings bear interest at prime plus 0.75% (9.50% at December 31, 1996). Under this note, the Company may finance up to 80% of the cost of new equipment and 75% of the cost of used equipment. The note is collateralized by a security interest in all equipment financed with the proceeds. Interest only is payable monthly until June 28, 1997, after which the principal plus interest is repayable in 36 monthly installments.

      There were no amounts outstanding at December 31, 1996. The Company is required to maintain certain financial ratios on a quarterly basis, including specified levels of working capital and tangible net worth.


 8.   Commitments and Contingencies:

      The Company occupies manufacturing and office facilities under operating leases expiring in 1999 under which it is responsible for related maintenance, taxes and insurance. Minimum lease commitments under the leases are as follows (in thousands):

                      1997                                              $    272
                      1998                                                   272
                      1999                                                    68




      Rent expense approximated $318,000, $279,000 and $252,000, for the years ended December 31, 1996, 1995 and 1994, respectively.

      The Company is engaged in certain legal and administrative proceedings incidental to its normal business activities. While it is not possible to determine the ultimate outcome of these actions at this time, management believes that any liabilities resulting from such proceedings, or claims which are pending or known to be threatened, will not have a material adverse effect on the Company's financial position or results of operations.

 9.   Shareholders' Equity:

         Preferred Stock:

         At the time of the Company's initial public offering in August 1994, all outstanding shares of preferred stock converted automatically into an aggregate of 1,512,788 shares of common stock.

         Concurrent with the closing of the initial public offering, the Articles of Incorporation of the Company were amended, deleting all references to series of preferred stock and authorizing undesignated preferred stock consisting of 2,000,000 shares with par value of $0.0001 per share.

         Common Stock:

         Concurrent with the closing of the initial public offering, the Articles of Incorporation were amended to authorize an increase in the number of shares of common stock to 30,000,000 with par value of $0.0001 per share.

         The note receivable from a shareholder for common stock bears interest at a rate of 9% and is payable ten years from the date of issuance.

         Under the terms of certain agreements with the Company, the holders of approximately 1,489,000 shares of common stock have certain demand and piggyback registration rights. All registration expenses generally would be borne by the Company.

         Warrants:

         The Company has issued warrants to purchase shares of its common stock to certain directors and consultants of the Company. These warrants, which were granted at the fair market value of the common stock at the date of grant as determined by the Board of Directors, expire on varying dates through 1998.

         In connection with its public offering in August 1994, the Company issued to the underwriters, RvR Securities Corp. and Van Kasper & Company, warrants (the Underwriters' warrants) to purchase up to 100,000 shares of the Company's common stock at an exercise price equal to 120% of the initial offering price of $4.50 per share. The Underwriters' warrants are exercisable for a period of five years from the date of the public offering expiring on August 18, 1999.

         Warrants, continued:

         Warrant activity comprised:

                                                                              Warrants Outstanding
                                                                  ---------------------------------------------
                                                                                  Exercise
                                                                    Shares         Price            Amount
                                                                  -----------   -------------  ----------------
                                                                                                 (in thousands)
        Balances, January 1, 1994                                     26,666        $.90          $      24
        Warrants granted                                             100,000        $5.40               540
                                                                  -----------                     ----------
        Balances, December 31, 1994 and 1995                         126,666     $0.90-$5.40            564
        Warrants exercised                                           (15,625)       $0.90               (14)
                                                                  -----------                     ----------
        Balances, December 31, 1996                                  111,041     $0.90-$5.40      $     550
                                                                  -----------                     ----------


         At December 31, 1996, 111,041 outstanding warrants were exercisable. The Company has reserved 111,041 shares of common stock for issuance upon exercise of the common stock warrants.

         Adoption of SFAS No. 123, "Accounting for Stock-Based Compensation":

         The Company has Stock Option Plans and an Employee Stock Purchase Plan under which an aggregate of 1,267,579 shares of the Company's common stock have been reserved for future issuance.

 9.   Shareholders' Equity, continued:

         Adoption of SFAS No. 123, "Accounting for Stock-Based Compensation", continued:

         Effective January 1, 1996, the Company elected to adopt the disclosure only provision of Statement of Financial Accounting Standards No. 123
         (SFAS No. 123), "Accounting for Stock-Based Compensation." The Company, however, continues to apply APB Opinion No. 25, "Accounting for Stock
         Issued to Employees," and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for options granted under the Stock Option Plans. Had compensation cost for these plans been determined based on the fair value of the options at the grant date for awards in 1996 and 1995 consistent with the provisions of SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                                           1996                1995
                                                                       -------------      -------------
               Net income (loss) - as reported                          $       511        $      (15)
                                                                       -------------      -------------
               Net income (loss) - pro forma                            $       422        $      (74)
                                                                       -------------      -------------
               Net income (loss) per share - as reported                $      0.15        $    (0.00)
                                                                       -------------      -------------
               Net income (loss) per share - pro forma                  $      0.12        $    (0.02)
                                                                       -------------      -------------


         As the provisions of SFAS No. 123 are only applied to stock options granted after January 1, 1995 in the above pro forma amounts, the impact of the pro forma stock compensation cost will likely continue to increase, as the vesting period for the Company's options and the period over which compensation is charged to expense is generally four years.

         The fair value of each option grant is estimated on the date of grant using a type of Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1996 and 1995:

                                                                        1996                1995
                                                                   --------------      --------------
              Exercise price                                           $4.80               $5.32
              Expected life of option                               3.89 years           3.86 years
              Risk-free interest rate                                  6.11%               6.95%
              Expected volatility                                       23%                 23%


         1988 Stock Option Plan:

         Upon adoption of the 1994 Stock Option Plan (see below), the Company's Board of Directors determined to make no further grants under the 1988 Stock Option Plan (the 1988 Plan). Upon cancellation or expiration of any options granted under the 1988 Plan, the related reserved shares of common stock will become available instead for options granted under the 1994 Stock Option Plan.

         1994 Stock Option Plan:

         At December 31, 1996, an aggregate of 850,000 shares of the Company's common stock are reserved for issuance under the 1994 Stock Option Plan to employees, officers, directors and consultants at prices not lower than the fair market value of the common stock of the Company on the date of grant. Options granted may be either incentive stock options or nonstatutory stock options. The plan administrator (the Board of Directors or a committee of the Board) determines the terms of options granted under the plan including the number of shares subject to the option, exercise price, term and exercisability.

         1994 Directors' Stock Option Plan:

         At December 31, 1996, a total of 150,000 shares of common stock has been reserved for issuance under the 1994 Directors' Stock Option Plan. The plan provides for the granting of nonstatutory stock options to nonemployee directors of the Company.

 9.   Shareholders' Equity, continued:

         Activity Under the Stock Option Plans:

         Option activity under all plans comprised:

                                                                                 Options Outstanding
                                                                                      Weighted
                                                       Options                         Average
                                                      Available                       Exercise
                                                         for            Number          Price
                                                        Grant         of Shares       Per Share          Amount
                                                                                                      (in thousands)

          Balances, January 1, 1994                     33,970         208,985          $0.90          $   187
                Additional shares reserved             540,000
                Granted                               (291,069)        291,069          $5.39            1,471
                Canceled                                72,581         (72,581)         $4.82             (350)
                Exercised                                              (23,957)         $0.90              (22)
          Balances, December 31, 1994                  355,482         403,516          $3.19            1,286
                Granted                               (178,200)        178,200          $5.51              963
                Canceled                                23,560         (23,560)         $3.40              (94)
                Exercised                                              (13,953)         $1.32              (18)
          Balances, December 31, 1995                  200,842         544,203          $3.83            2,137
                Additional shares reserved             500,000
                Granted                               (299,050)        299,050          $4.99            1,455
                Canceled                                49,892         (49,892)         $5.15             (216)
                Exercised                                               (7,188)         $1.04               (9)
          Balances, December 31, 1996                  451,684         786,173          $4.10          $ 3,367

         At December 31, 1996, options to purchase 372,818 shares of common stock were exercisable. The weighted average fair value of options granted in 1996 and 1995 was $1.39 and $1.64, respectively.

 9.   Shareholders' Equity, continued:

         Activity Under the Stock Option Plans:














                                     OPTIONS OUTSTANDING                                   OPTIONS CURRENTLY
                                                                                              EXERCISABLE
                                                  Weighted
                                                   Average           Weighted                         Weighted
                                 Number           Remaining           Average                          Average
              Exercise          of Shares        Contractual         Exercise           Number        Exercise
               Prices          Outstanding          Life              Price           Exercisable      Price
                              (in thousands)      (in years)                        (in thousands)

             $0.90-$0.90                162         5.6               $0.90                   154       $0.90
             $3.60-$4.50                 89         6.8               $4.29                    62       $4.29
             $4.75-$4.75                214         4.9               $4.75                             $4.75
            $5.125-$5.88                271         4.8               $5.51                   132       $5.47
             $6.50-$6.50                 50         2.7               $6.50                    25       $6.50

         1994 Employee Stock Purchase Plan:

         At December 31, 1996, a total of 50,000 shares of common stock has been reserved for issuance under the 1994 Employee Stock Purchase Plan. The plan permits eligible employees to purchase common stock through payroll deductions at a price equal to the lower of 85% of the fair market value of the Company's common stock at the beginning or ending of the offering period. Employees may end their participation at any time during the offering period, and participation ends automatically on termination of employment with the Company. At December 31, 1996, 20,278 shares had been issued under this plan.


10.   Income Taxes:

      The components of the (provision for) benefit from income taxes are as follows (in thousands):

                                                                                      Years Ended
                                                                                      December 31,
                                                                          -----------------------------------
                                                                             1996        1995         1994
          Current:
                Federal                                                    $    (23)  $     27     $    (88)
                State                                                            (1)         9          (20)
                                                                          ----------  ----------   ----------
                                                                                (24)        36         (108)
                                                                          ----------  ----------   ----------
          Deferred:
                Federal                                                        (303)       (17)
                State                                                           (16)        (8)
                                                                          ----------  ----------   ----------
                                                                               (319)       (25)          -
                                                                          ----------  ----------   ----------
          Reduction in valuation allowance                                                            1,186
                                                                          ----------  ----------   ----------
          (Provision for) benefit from income taxes                        $   (343)   $     11     $ 1,078
                                                                          ----------  ----------   ----------

      The principal  items  accounting for the  difference  between income taxes computed at the United States  statutory rate and the provision for income taxes reflected in the statements of operations are as follows:
                                                                              Years Ended
                                                                              December 31,
                                                                  ----------------------------------------

                                                                     1996          1995           1994
                                                                  -----------   -----------   ------------

           United States statutory rate                            (34.0) %        34.0%        (34.0)%
           State taxes (net of federal tax benefit)                 (5.5)           5.5          (5.5)
           Utilization of net operating loss carryforwards                                       34.0
           Change in valuation allowance                                                        119.9
           Other                                                    (0.6)           2.8          (4.8)
                                                                  --------      --------      ---------
                                                                   (40.1) %        42.3%         109.6%
                                                                  --------      --------      ---------

10.   Income Taxes, continued:

      The tax effects of  temporary  differences  that give rise to  significant portions of the deferred tax asset are as follows (in thousands):
                                                                                      Years Ended
                                                                                      December 31,
                                                                              ----------------------------
                                                                                  1996           1995
                                                                              ------------   -------------
             Allowance for doubtful accounts                                   $       94     $        84
             Accrued expenses and other reserves                                      336             280
             Depreciation and amortization                                             (7)            (19)
             General business credits                                                 100             153
             Net operating loss carryforwards                                         609           1,022
             Equity in joint ventures' income                                          (4)            (47)
             Other                                                                     10               8
                                                                              ------------   -------------
              Total deferred tax asset                                         $    1,138     $     1,481
                                                                              ------------   -------------

      The Company has a federal net operating loss carryforward for tax purposes at December 31, 1996 of approximately $1,877,000. Additionally, at December 31, 1996 the Company had federal research and development credit carryforwards of approximately $100,000. The carryforwards expire from 1997 to 2007.

      The deferred tax is not reduced by a valuation allowance as management believes it will fully realize the benefit from its deferred tax assets. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.


11.      Export Sales:

      A summary of export sales is as follows (in thousands):
                                                                      Year Ended December 31,
                                                           ------------------------------------------------
                                                                1996             1995            1994
                                                           --------------   --------------  ---------------
             U.S. Domestic                                  $     13,294     $      9,626    $      11,450
             Export                                                2,282            2,172            2,112
                                                           --------------   --------------  ---------------
                                                            $     15,576     $     11,798    $      13,562
                                                           --------------   --------------  ---------------


12.   Employee Retirement Plan:

      The Company maintains a 401(k) profit sharing plan for its employees who meet certain qualifications. The Plan allows eligible employees to defer up to 15% of their earnings, not to exceed the statutory amount per year on a pretax basis through contributions to the Plan. The Plan provides for employer contributions at the discretion of the Board of Directors; however, no such contributions were made in 1996 and 1995.


13.   Related Party Transactions:

      During 1996, the Company advanced a total of $161,000 to two officers by way of promissory notes for the purchase of permanent residences. The notes are collateralized by certain issued or potentially issuable shares of the Company's common stock. The notes bear interest at rates ranging from 6% to 8% per annum and are repayable at various dates through 1999. At December 31, 1996, no amounts had been repaid on these notes.

                                      F-20
                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of Fiberstars, Inc.
Fremont, California

We have audited the accompanying balance sheets of Fiberstars, Inc. as of December 31, 1996 and 1995 and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fiberstars, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



                            COOPERS & LYBRAND L.L.P.


San Jose, California
January 31, 1997