Form 10QSB
period 1997-03-31
FIBERSTARS INC /CA/
filed 1997-05-14
CIK 924168

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

     For the quarterly period ended   March 31,  1997

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from . . . . . . . . . to . . . . .. . . . . . .

         Commission file number            0-24564



                                FIBERSTARS, INC.
             (Exact name of registrant as specified in its charter)



California                                  94-3021850
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


 2883 Bayview Drive, Fremont, CA                             94538
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

                                  Yes   X   No
                                       ---      ---

Number of shares of Common Stock outstanding as of March 31, 1997:     3,412,721

                         Index to Exhibits is at page 12

                                FIBERSTARS, INC.

                                TABLE OF CONTENTS



                                                                            Page
                                                                            ----
                         Part I - FINANCIAL INFORMATION

Item 1         Financial Statements:

               a.   Balance Sheets
                    March 31, 1997 and December 31, 1996.......................3

               b.   Statements of Operations
                    Three months ended March 31, 1997 and 1996.................4

               c.   Statements of Cash Flows
                    Three months ended March 31, 1997 and 1996.................5

               d.   Notes to Financial Statements..............................6

Item 2         Management's Discussion and Analysis of Financial
               Condition and Results of Operations..........................7-10



                           Part II - OTHER INFORMATION


Item 6         Exhibits and Reports on Form 8-K...............................11

               Signatures.....................................................11



                                    EXHIBITS

               Index to Exhibits..............................................12

Exhibit 11     Computation of Net Income Per Share............................13

Exhibit 27     Financial Data Schedule..........................................

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                                FIBERSTARS, INC.
                                 BALANCE SHEETS
                             (amounts in thousands)
                              --------------------

                                                         March 31,  December 31,
                                                           1997          1996
                                                         --------      --------
                                                              (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                             $   636        $ 1,520
   Short-term investments                                  2,482          3,315
   Accounts receivable, net                                4,705          2,621
   Other receivables                                         167             91
   Inventories                                             2,545          2,168
   Prepaid expenses and other assets                         249            181
   Deferred income taxes                                     505            585
                                                         --------      --------
        Total current assets                              11,289         10,481

Fixed assets, net                                            836            832
Investment in joint venture                                   52             52
Other assets                                                 130            144
Deferred income taxes                                        553            553
                                                         --------      --------
        Total assets                                     $12,860        $12,062
                                                         =======        =======


LIABILITIES
Current Liabilities:
   Accounts payable                                      $ 1,412        $   967
   Accrued expenses                                        1,357          1,122
   Current portion of long-term debt                          13             13
                                                         --------      --------
        Total current liabilities                          2,782          2,102
Long-term debt, less current portion                          25             28
                                                         --------      --------
        Total liabilities                                  2,807          2,130
                                                         --------      --------


SHAREHOLDERS' EQUITY
Common stock                                                    0             0
Additional paid-in capital                                 11,904        11,903
Note receivable from shareholder                              (75)          (75)
Accumulated deficit                                        (1,776)       (1,896)
                                                         --------      --------
        Total shareholders' equity                         10,053         9,932
                                                         --------      --------
        Total liabilities and shareholders'              $ 12,860       $12,062
        equity                                            =======      ========


                     The accompanying notes are an integral
                       part of these financial statements
                                     Page 3

                                FIBERSTARS, INC.
                            STATEMENTS OF OPERATIONS
                 (amounts in thousands except per share amounts)
                                   (Unaudited)
                                   ----------


                                                    Three Months Ended March 31,
                                                        1997           1996
                                                       -------       -------

Net sales                                              $ 4,244       $ 3,746
Cost of sales                                            2,306         2,192
                                                       -------       -------
          Gross profit                                   1,938         1,554
                                                       -------       -------

Operating expenses:
     Research and development                              285           228
     Sales and marketing                                 1,143           941
     General and administrative                            362           308
                                                       -------       -------
          Total operating expenses                       1,790         1,477
                                                       -------       -------
               Income from operations                      148            77

Other income (expense):
     Equity in joint venture income (loss)                   0            (7)
     Interest income, net                                   52            49
                                                       -------       -------
          Income before income taxes                       200           119
Provision for income taxes                                 (80)          (51)
                                                       -------       -------
          Net income                                   $   120       $    68
                                                       =======       =======

Net income per share                                   $  0.03       $  0.02
                                                       =======       =======
Shares used in per share calculation                     3,543         3,506
                                                       =======       =======

                     The accompanying notes are an integral
                       part of these financial statements
                                     Page 4

                                                           FIBERSTARS INC.
                                                      STATEMENTS OF CASH FLOWS
                                                       (amounts in thousands)
                                                             (unaudited)
                                                             ----------

                                                                                                        Three months ended March 31,
                                                                                                            1997             1996
                                                                                                           -------          -------

Cash flows from operating activities:
     Net income                                                                                            $   120          $    68
                                                                                                           -------          -------
     Adjustments  to  reconcile  net  income  to  net  cash  used  in  operating activities:
               Depreciation                                                                                    108               65
               Provision for doubtful accounts receivable                                                       17                6
               Deferred income taxes                                                                            80               52
               Equity in joint venture's income                                                                 --                7
               Changes in assets & liabilities:
                       Accounts receivable                                                                  (2,101)          (1,525)
                       Other receivables                                                                       (76)
                       Inventories                                                                            (377)             100
                       Prepaid expenses and other current assets                                               (68)             (66)
                       Other assets                                                                             14               57
                       Accounts payable                                                                        445             (162)
                       Accrued expenses                                                                        235               96
                                                                                                           -------          -------
                               Total adjustments                                                            (1,723)          (1,370)
                                                                                                           -------          -------
               Net cash used in operating activities                                                        (1,603)          (1,302)
                                                                                                           -------          -------


Cash flows from investing activities:
     Sale of short-term investments                                                                            833              703
     Sale of investment in joint venture                                                                        --               59
     Acquisition of fixed assets                                                                              (112)            (103)
                                                                                                           -------          -------
               Net cash provided by investing activities                                                       721              659
                                                                                                           -------          -------

Cash flows from financing activities:
     Cash proceeds from sale of common stock                                                                     1                8
     Repayment of long term debt                                                                                (3)              (3)
                                                                                                           -------          -------
               Net cash provided by (used in) financing activities                                              (2)               5
                                                                                                           -------          -------

Net decrease in cash and cash equivalents                                                                     (884)            (638)
Cash and cash equivalents, beginning of period                                                               1,520            1,756
                                                                                                           -------          -------
Cash and cash equivalents, end of period                                                                   $   636          $ 1,118
                                                                                                           =======          =======


Supplemental schedule of non-cash investing and financing activities:
     Note receivable from sale of investment in joint venture                                              $     0          $   239
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

The year-end balance sheet information was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1996, contained in the Company's 1996 Annual Report to Shareholders.

Net Income Per Share
Net income per share is computed using the weighted average number of shares of common stock outstanding and common equivalent shares. Common stock equivalent shares from stock options and warrants are excluded to the extent that their effect is antidilutive.

Recent Pronouncements
During February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," (SFAS 128) which specifies the computation, presentation and disclosure requirements for Earnings per Share. SFAS 128 will become effective for the Company's 1997 fiscal year. Adopting SFAS 128 is not expected to have a material impact on the Company's financial condition or results of operations.


2.  Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                                       March 31,    December 31,
                                                       ---------    ------------
                                                         1997           1996
                                                        ------         ------
                                                     (unaudited)

Raw materials                                          $1,920         $1,528
Finished Goods                                            625            640
                                                       ------         ------
                                                       $2,545         $2,168
                                                       ======         ======

                                FIBERSTARS, INC.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the attached financial statements and notes thereto.

Net Sales

                                       Q1'97     Q1'96     change

     Net Sales ($000)                 $4,244    $3,746        13%

Net sales in the first quarter increased 13% compared to the first quarter of 1996, due primarily to the introduction of new products in the pool and spa market, including the improved FS5 illuminator series and Fiberstars Catalyst(TM), a new chlorine-reducing product. In the commercial lighting market, the dollar volume of booked orders trended upward during the quarter and exceeded orders booked in the first quarter of 1996; however, shipments were held slightly below 1996 levels due to customer considerations and the receipt of orders late in the quarter. Based on the recent order rate, initial market response to the Company's new products, and other market factors, the Company expects second quarter sales to be well above year-ago levels in both of the Company's major markets. The preceding forward looking statement is subject to various risks and uncertainties, including the performance of new products, actual demand for new and existing products, the timing of customer orders and the Company's ability to meet production demands. Actual results may differ materially from those projected.

Gross Profit

                                       Q1'97     Q1'96     change

     Gross Profit ($000)              $1,938   $1, 554        25%

     Percentage of net sales             46%     41%

The Company's gross margin increased to 46% in the quarter ended March 31, 1997, from 41% in the comparable period in 1996. The improvement was primarily attributable to a favorable product sales mix and a reduction in fiber tubing production costs, as the Company's new fiber processing facility became fully operational during the quarter. The Company expects the cost improvements resulting from in-house fiber production to continue; however, the Company experiences variations in gross margin based on changes in the Company's sales volume, product mix, pricing, cost of materials and labor, and other factors; and there can be no assurance that the Company's operations and gross margin will not be adversely affected by changes in these factors or by disruptions in supplies or production capacity, or other factors.

Research and Development

                                       Q1'97     Q1'96     change

    Research & Development ($000)       $285      $228        25%

    Percentage of net sales               7%        6%

The increase in Research and Development expenses represents increased project activity, including several new commercial lighting illuminators being designed and developed for anticipated release in 1997 and 1998. The Company expects to continue investing significantly in research and product development; however, dollars and percentages may vary from period to period.

Selling and Marketing

                                       Q1'97     Q1'96     change

     Selling & Marketing ($000)       $1,143      $941        21%

     Percentage of net sales             27%       25%

Selling and marketing expenses increased by 21% compared to the first quarter of 1996. The increase is primarily attributable to higher commissions (associated with higher sales), combined with increases in personnel and certain promotional expenses, especially in connection with seasonal marketing to the swimming pool market.

General and Administrative

                                       Q1'97     Q1'96     change

     General & Administrative ($000)    $362      $308        18%

     Percentage of net sales              9%        8%

General and administrative expenses for the quarter increased by 18% compared to the first quarter of 1996, largely due to increased personnel and other costs associated with growth in the Company's business.

Other Income (Expense)

                                       Q1'97     Q1'96     change

     Other Income (Expense) ($000)       $52       $42        24%

     Percentage of net sales              1%        1%

Other income consists primarily of net interest income, which increased slightly to $52,000 for the quarter, compared to $49,000 in the first quarter of 1996. Interest income varies from quarter to quarter based on fluctuations in interest rates and in the Company's cash balances.

Net Income

                                       Q1'97    Q1'96      change

     Net Income (Loss) ($000)           $120       $68      76%

     Percentage of net sales              3%        2%

The improvement in net income for the quarter is attributable to the increase in net sales and gross margin, partly offset by increases in operating expenses.

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

Competition is increasing in a number of the Company's markets. For example, American Products, the largest manufacturer of electric pool lights, introduced fiber optic pool lighting in late 1995; and in September 1996, Hayward Pool Products, a major pool product company, entered into a contract to distribute a competitor's products into the pool market. In addition, a number of companies offer fiber optic lighting products for commercial lighting, some of which compete directly with the Company's products. Some of these companies have substantially greater financial, technical and marketing resources than the Company. The Company anticipates that any future growth in fiber optic lighting will be accompanied by continuing increases in competition, which could accelerate growth in the market for fiber optic lighting, but which could adversely affect the Company's operating results.

The Company believes that the success of its business depends primarily on its technical innovation, marketing abilities and responsiveness to customer requirements, rather than on patents, trade secrets, trademarks, copyrights and other intellectual property rights. Nevertheless, the Company has a policy of seeking to protect its intellectual property through, among other things, the prosecution of patents with respect to certain of the Company's technologies. There are many issued patents and pending patent applications in the field of fiber optic technology, and certain of the Company's competitors hold and have applied for patents related to fiber optic lighting. Although to date the Company has not been involved in litigation challenging its intellectual property rights or asserting intellectual property rights of others, the Company has in the past received communications from third parties asserting rights in the Company's patents or that the Company's technology infringes intellectual property rights held by such third parties. Although, based on information currently available to it, the Company does not believe that any such claims involving its technology or patents are meritorious, there can be no assurance that the Company will not be required to engage in litigation to protect its patent rights or to defend the claims of others. In the event of litigation to determine the validity of any third party claims or claims by the Company against such third party, such litigation, whether or not determined in favor of the Company, could result in significant expense to the Company.


Liquidity and Capital Resources

For the three months ended March 31, 1997, cash and short term investments decreased by $1.7 million to $3.1 million. Cash used in operating activities totaled $1.6 million, consisting primarily of seasonal increases in accounts receivable. $112,000 was used for acquisition of fixed assets.

The Company has a $1 million unsecured line of credit for working capital purposes and a $500,000 term loan commitment to finance equipment purchases. Both lines expire on June 28, 1997, and the Company expects them to be renewed at that time. At March 31, 1997, the Company had no borrowings outstanding against either of these lines of credit.

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


                  Exhibit 11 - Computation of Net Income Per Share

                  Exhibit 27 - Financial Data Schedule


         (b) No reports on Form 8-K were filed by the Company during the period covered by this report.



Items 1, 2, 3, 4 and  5 are not applicable and have been omitted.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           FIBERSTARS, INC.


Date: May 9, 1997

                                           By:     /s/  William C. Lapworth
                                                --------------------------------
                                                   William  C.  Lapworth,   Vice
                                                   President
                                                   and Chief Financial Officer



                                           (Principal  Financial and  Accounting
                                            Officer)

                                INDEX TO EXHIBITS



   Exhibit                                                            Page
   Number                                                            Number
  -------                                                           --------

    11        Computation of Net Income per Share                      13

    27        Financial Data Schedule