Form 10QSB
period 1997-06-30
FIBERSTARS INC /CA/
filed 1997-08-14
CIK 924168

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

     For the quarterly period ended June 30, 1997

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ______________________ to __________________

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

                                  Yes X   No ___


Number of shares of Common Stock outstanding as of June 30, 1997: 3,433,345

                         Index to Exhibits is at page 14

                                FIBERSTARS, INC.
                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                         Part I - FINANCIAL INFORMATION

Item 1         Financial Statements:

               a.   Balance Sheets
                    June 30, 1997 and December 31, 1996........................3

               b.   Statements of Operations
                    Three and six months ended June 30, 1997 and 1996..........4

               c.   Statements of Cash Flows
                    Six months ended June 30, 1997 and 1996....................5

               d.   Notes to Financial Statements............................6-7

Item 2         Management's Discussion and Analysis of Financial
               Condition and Results of Operations..........................8-11

                           Part II - OTHER INFORMATION

Item 4         Submission of Matters to a Vote of Securities Holders..........12

Item 6         Exhibits and Reports on Form 8-K...............................12

               Signatures.....................................................13

                                    EXHIBITS

                  Index to Exhibits...........................................14

Exhibit 10.18     Loan Agreement dated as of June 28, 1997, between
                  the Registrant and Wells Fargo Bank.........................15

Exhibit 10.19     Term Commitment Note of the Registrant dated as of
                  June 28, 1997, to Wells Fargo Bank..........................23

Exhibit 10.20     Revolving Line of Credit Note of the Registrant dated
                  as of June 28, 1997, to Wells Fargo Bank....................26

Exhibit 11        Computation of Net Income Per Share.........................30

Exhibit 27        Financial Data Schedule.....................................

                          PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

                                 FIBERSTARS, INC.
                                  BALANCE SHEETS
                              (amounts in thousands)
                               --------------------


                                                         June 30,   December 31,
                                                           1997          1996
                                                       -----------  ------------
                                                       (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                             $  1,681      $  1,520
   Short-term investments                                   3,269         3,315
   Accounts receivable trade, net                           3,601         2,621
   Notes and other accounts receivable                        163            91
   Inventories                                              2,503         2,168
   Prepaid expenses and other assets                          169           181
   Deferred income taxes                                      249           585
                                                         --------      --------
        Total current assets                               11,635        10,481

Fixed assets, net                                             867           832
Investment in joint ventures                                   52            52
Other assets                                                  122           144
Deferred income taxes                                         553           553
                                                         --------      --------
        Total assets                                     $ 13,229      $ 12,062
                                                         ========      ========

LIABILITIES
Current Liabilities:
   Accounts payable                                      $  1,045      $    967
   Accrued expenses                                         1,683         1,122
   Current portion of long-term debt                           13            13
                                                         --------      --------
        Total current liabilities                           2,741         2,102
Long-term debt, less current portion                           23            28
                                                         --------      --------
        Total liabilities                                   2,764         2,130
                                                         --------      --------

SHAREHOLDERS' EQUITY
Common stock                                                    0             0
Additional paid-in capital                                 11,932        11,903
Note receivable from shareholder                              (75)          (75)
Accumulated deficit                                        (1,392)       (1,896)
                                                         --------      --------
        Total shareholders' equity                         10,465         9,932
                                                         --------      --------
           Total liabilities and shareholders' equity    $ 13,229      $ 12,062
                                                         ========      ========

   The accompanying notes are an integral part of these financial statements


                                                          FIBERSTARS, INC.
                                                      STATEMENTS OF OPERATIONS
                                           (amounts in thousands except per share amounts)
                                                             (Unaudited)
                                                             ----------


                                                                    Three Months Ended June 30,         Six Months Ended June 30,
                                                                       1997             1996               1997            1996
                                                                     --------          --------          --------          --------
Net sales                                                            $  5,831          $  4,316          $ 10,075          $  8,062
Cost of sales                                                           3,213             2,430             5,519             4,621
                                                                     --------          --------          --------          --------
          Gross profit                                                  2,618             1,886             4,556             3,441

Operating expenses:
     Research and development                                             303               267               588               496
     Sales and marketing                                                1,354             1,040             2,498             1,981
     General and administrative                                           364               322               726               629
                                                                     --------          --------          --------          --------
          Income from operations                                          597               257               744               335

Other income (expense):
     Equity in joint venture income (loss)                                  0                 0                 0                (7)
     Interest income and expense                                           42                43                95                92
                                                                     --------          --------          --------          --------
          Income before income taxes                                      639               300               839               420
Provision for income taxes                                               (256)             (123)             (335)             (175)
                                                                     --------          --------          --------          --------
          Net income                                                 $    383          $    177          $    504          $    245
                                                                     ========          ========          ========          ========

Net income per share                                                 $   0.10          $   0.05          $   0.14          $   0.07
                                                                     ========          ========          ========          ========
Shares used in per share calculation                                    3,715             3,534             3,667             3,526
                                                                     ========          ========          ========          ========

                              The accompanying notes are an integral part of these financial statements


                                      FIBERSTARS INC.
                                  STATEMENTS OF CASH FLOWS
                                   (amounts in thousands)
                                        (unaudited)
                                         ----------
                                                                     Six Months Ended June 30,
                                                                          1997       1996
                                                                        -------    -------
Cash flows from operating activities:
     Net income                                                         $   504    $   245
                                                                        -------    -------
     Adjustments  to  reconcile  net income to net cash
      provided  by  operating activities:
     Depreciation                                                           215        149
     Provision for doubtful accounts receivable                              37         19
     Deferred income taxes                                                  336        175
     Equity in joint venture (income) loss                                    0          7
     Changes in assets & liabilities:
             Accounts receivable, trade                                  (1,017)      (277)
             Inventories                                                   (335)       (63)
             Prepaid expenses and other current assets                       12         13
             Other assets                                                  --            8
             Accounts payable                                                78        (68)
             Accrued expenses                                               561        307
                                                                        -------    -------
                  Total adjustments                                        (113)       270
                                                                        -------    -------
                  Net cash provided by operating activities                 391        515
                                                                        -------    -------


Cash flows from investing activities:
     Sale (purchase) of short-term investments                               46       (323)
     Loans made to officers                                                 (50)
     Sale of equity in joint venture                                       --           59
     Acquisition of fixed assets                                           (250)      (226)
                                                                        -------    -------
               Net cash used in investing activities                       (254)      (490)
                                                                        -------    -------

Cash flows from financing activities:
     Proceeds from issuances of common stock                                 29         33
     Repayment of long term debt                                             (5)        (7)
                                                                        -------    -------
                Net cash provided by financing activities                    24         26
                                                                        -------    -------

Net increase in cash and cash equivalents                                   161         51
Cash and cash equivalents, beginning of period                            1,520      1,756
                                                                        -------    -------
Cash and cash equivalents, end of period                                $ 1,681    $ 1,807
                                                                        =======    =======


Supplemental schedule of non-cash investing and financing activities:
     Note receivable from sale of investment in joint venture           $     0    $   239
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

Recent Pronouncements
In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," (SFAS 128) which specifies the computation, presentation and disclosure requirements for Earnings per Share. SFAS 128 will become effective for the Company's 1997 fiscal year.


2.  Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                          June 30,              December 31,
                                          --------              ------------
                                            1997                    1996
                                          --------                --------
                                         (unaudited)

Raw materials                            $   1,850               $   1,528
Finished Goods                                 653                     640
                                          --------                --------
                                         $   2,503               $   2,168
                                          ========                ========

3.  Lines of Credit

As of June 28, 1997, the Company's bank lines of credit were renewed under terms substantially equivalent to the previous borrowing arrangements. The current arrangements consist of the following:
a) A $1.0 million revolving line of credit, bearing interest at prime plus 0.125%. Borrowings under this line are unsecured, and the Company must maintain a zero balance for at least 30 consecutive days during each fiscal year.
b) A $500,000 term loan commitment to finance equipment purchases. Under this note, the Company may finance up to 80% of the cost of new equipment and 75% of the cost of used equipment. The note is secured by a security interest in all equipment financed with the proceeds. Borrowings bear interest at prime plus 0.5%. Interest only is payable monthly until June 28, 1998, after which the principal plus interest is repayable in 36 monthly installments.

These borrowing arrangements require the Company to meet certain financial covenants with respect to net worth, liquidity and profitability. Both expire June 28, 1998. At June 30, 1997, the Company had no borrowings outstanding against either of these lines of credit.

                                FIBERSTARS, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the attached financial statements and notes thereto.

Net Sales
                                       Q2'97     Q2'96     change           YTD'97      YTD'96    change

     Net Sales ($000)                 $5,831    $4,316        35%          $10,075      $8,062       25%

Overall net sales increased on a quarterly and year-to-date basis as a result of increased unit sales in both the Commercial and Pool Lighting markets.
Commercial Lighting sales were substantially higher domestically, as well as in Europe and the Far East. Growth in the swimming pool market was comprised of increases in shipments of pool lighting products, supplemented by sales of the new Fiberstars Catalyst products, which reduce the need for chlorine in pool sanitation, and by sales of new OEM products to spa manufacturers.

Gross Profit
                                       Q2'97     Q2'96     change           YTD'97      YTD'96    change

     Gross Profit ($000)              $2,618    $1,886        39%           $4,556      $3,441       32%

     Percentage of net sales             45%       44%                         45%         43%

Improvement in the Company's gross margin resulted primarily from reductions in fiber processing costs attributable to in-house equipment and processing currently in place, and from spreading fixed manufacturing costs over increased sales. Generally, the Company's practice is to decrease selling prices as costs are reduced, in an effort to increase sales while maintaining margins. It is thus anticipated that the gross margin percentage may be somewhat lower in the second half of 1997 than in the first half of the year, as lower costs may lead to lower pricing.

Research and Development

                                       Q2'97     Q2'96     change           YTD'97      YTD'96    change

     Research & Development ($000)      $303      $267        13%             $588        $496       19%

     Percentage of net sales              5%        6%                          6%          6%

Research and Development expenses increased 13% for the quarter and 19% year-to-date, over the comparable periods of 1996, but decreased as a percentage of sale due to the greater rate of sales growth. The increase in Research and Development expenses represents increased project activity, including several new illuminators being designed and developed for anticipated release in 1997 and 1998. Continuing to improve product performance and achieve lower costs are two of the Company's main goals and the Company expects to continue to expand research and development activities over time; however, the expense dollars and percentages may vary from period to period.

Selling and Marketing

                                       Q2'97     Q2'96     change           YTD'97      YTD'96    change

     Selling & Marketing ($000)       $1,354    $1,040        30%           $2,498     $1,981       26%

     Percentage of net sales             23%       24%                         25%        25%

Selling and marketing expenses increased over the comparable periods of 1996. Increases occurred principally in commissions and certain promotional expenses that are directly related to sales volume.

General and Administrative

                                       Q2'97     Q2'96     change           YTD'97      YTD'96    change

     General & Administrative ($000)    $364      $322        13%             $726        $629       15%

     Percentage of net sales              6%        7%                          7%          8%

General and administrative expenses increased over the comparable periods of 1996 to support growth in the business. General and administrative expenses increased less rapidly than revenue and thus have decreased as a percentage of sales.

Other Income (Expense)

                                       Q2'97     Q2'96     change           YTD'97      YTD'96    change

     Other Income (Expense) ($000)       $42       $43        -2%              $95         $85       12%

     Percentage of net sales              1%        1%                          1%          1%

Other income is primarily comprised of net interest income, which varies from quarter to quarter based on fluctuations in interest rates and in the Company's cash balances, and which was substantially the same as in the comparable periods of 1996.

Net Income

                                       Q2'97     Q2'96     change           YTD'97      YTD'96    change

       Net Income ($000)                $383      $177       116%             $504        $245      106%

       Percentage of net sales            7%        4%                          5%          3%

The improvement in net income is attributable to a combination of increased sales, improved gross margin, and lower operating expenses as a percentage of sales.

Certain Factors Affecting Future Performance

This Report contains forward looking statements, including without limitation those set forth in the "Gross Profit" and "Research and Development" sectios of "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company's actual performance may vary from such statements as a result of a variety of risk and other factors, including those set forth in this Report.

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

Competition is increasing in a number of the Company's markets. For example, the two largest pool equipment supply companies, Hayward Pool Products and Pac-Fab, Inc. now distribute fiber optic lighting systems. In addition, a number of companies offer fiber optic lighting products for commercial lighting, some of which compete directly with the Company's products. Some of these companies have substantially greater financial, technical and marketing resources than the Company. The Company anticipates that any future growth in fiber optic lighting will be accompanied by continuing increases in competition, which could accelerate growth in the market for fiber optic lighting, but which could adversely affect the Company's operating results.

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

Liquidity and Capital Resources

For the six months ended June 30, 1997, cash and short term investments increased by $115,000 to $4.95 million. Cash provided by operating activities totaled $391,000, which was partly offset by $250,000 used for acquisition of fixed assets.

The Company has a $1 million unsecured line of credit for working capital purposes and a $500,000 term loan commitment to finance equipment purchases. Both lines were renewed in June 1997 and expire on June 28, 1998. At June 30, 1997, the Company had no borrowings outstanding against either of these lines of credit.

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

                           PART II - OTHER INFORMATION


Item 4.       Submission of Matters to a Vote of Securities Holders

         At the Company's Annual Meeting of Stockholders held on May 21, 1997, the shareholders approved a proposal to amend the 1994 Stock Option Plan (the "Plan") to increase the number of shres of the Company's Common Stock reserved for issuance under the plan by 500,000 shares (with 1,731,800 affirmative votes, 417,331 negative votes, 38,076 abstentions and 583,063 broker non-votes).

         The shareholders also elected the following persons to serve as directors in the ensuing year:

                                    VOTES               VOTES            BROKER
         NAME                        FOR               WITHHELD        NON-VOTES
         ----                     ---------            --------        ---------
Theodore L. Eliot, Jr.            2,707,326              62,944            -
Michael D. Ernst                  2,709,224              61,046
Michael Feuer, Ph.D.              2,709,893              60,377            -
B. J. Garet                       2,707,326              62,944            -
David N. Ruckert                  2,662,026             108,244            -
John B. Stuppin                   2,707,326              62,944            -
Paul P. Wang, Ph.D.               2,710,093              60,177
Philip E. Wolfson, M.D.           2,710,193              60,077            -

         The shareholders also ratified the appointment of Coopers & Lybrand L.L.P. as the Corporation's independent accountants for fiscal 1997 (with 2,755,195 affirmative votes, 127 negative votes, 14,948 abstentions and zero broker non-votes).

Item 6.       Exhibits and Reports on Form 8-K

         (a)      The following exhibits have been filed with this Report:

                  Exhibit 10.18 - Loan  Agreement  dated  as  of  June 28, 1997, between  the  Registrant and Wells Fargo Bank.

                  Exhibit 10.19 - Term  Commitment  Note of the Registrant dated as of June  28,  1997,  to  Wells  Fargo Bank.

                  Exhibit 10.20 - Revolving  Line  of   Credit   Note   of   the
                                  Registrant dated as of June 28, 1997, to Wells Fargo Bank.

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


Date: August 14, 1997


                                By:   /s/  William C. Lapworth
                                    -------------------------------------
                                      William C. Lapworth, Vice President
                                      and Chief Financial Officer

                                    (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS



  Exhibit                                                                  Page
  Number                                                                  Number
  ------                                                                  ------
   10.18      Loan Agreement dated as of June 28, 1997, between
              the Registrant and Wells Fargo Bank.                          15

   10.19      Term Commitment Note of the Registrant dated as of
              June 28, 1997, to Wells Fargo Bank.                           23

   10.20      Revolving Line of Credit Note of the Registrant dated
              as of June 28, 1997, to Wells Fargo Bank.                     26

    11        Computation of Net Income Per Share                           30

    27        Financial Data Schedule