Form 10QSB
period 1997-09-30
FIBERSTARS INC /CA/
filed 1997-11-13
CIK 924168

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

(Mark one)

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

     For the quarterly period ended   September 30,  1997

[    ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

     For the transition period from . . . . . . . . . . to . . . . . . . . . . .


         Commission file number            0-24564

                                  ------------

                                FIBERSTARS, INC.
             (Exact name of registrant as specified in its charter)

                                  ------------


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


Number of shares of Common Stock outstanding as of September 30, 1997: 3,489,845

                         Index to Exhibits is at page 12


                                FIBERSTARS, INC.

                                TABLE OF CONTENTS

                                                                                             Page
                                                                                             ----
                         Part I - FINANCIAL INFORMATION

Item 1         Financial Statements:

               a.   Balance Sheets
                    September 30, 1997 and December 31, 1996....................................3

               b.   Statements of Operations
                    Three and nine months ended September 30, 1997 and 1996.....................4

               c.   Statements of Cash Flows
                    Nine months ended September 30, 1997 and 1996...............................5

               d.   Notes to Financial Statements...............................................6

Item 2         Management's Discussion and Analysis of Financial
               Condition and Results of Operations...........................................7-10



                           Part II - OTHER INFORMATION


Item 6         Exhibits and Reports on Form 8-K................................................11

               Signatures......................................................................11



                                    EXHIBITS

               Index to Exhibits...............................................................12


                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                                FIBERSTARS, INC.
                                 BALANCE SHEETS
                             (amounts in thousands)
                              --------------------


                                                      September 30, December 31,
                                                           1997         1996
                                                         --------      --------

                                                       (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                             $  2,294      $  1,520
   Short-term investments                                   3,775         3,315
   Accounts receivable trade, net                           1,741         2,621
   Notes and other accounts receivable                        162            91
   Inventories                                              2,929         2,168
   Prepaid expenses and other assets                          457           181
   Deferred income taxes                                      585           585
                                                         --------      --------
        Total current assets                               11,943        10,481

Fixed assets, net                                             805           832
Investment in joint ventures                                   43            52
Other assets                                                  109           144
Deferred income taxes                                         121           553
                                                         --------      --------
        Total assets                                     $ 13,021      $ 12,062
                                                         ========      ========


LIABILITIES
Current Liabilities:
   Accounts payable                                      $    891      $    967
   Accrued expenses                                         1,447         1,122
   Current portion of long-term debt                           13            13
                                                         --------      --------
        Total current liabilities                           2,351         2,102
Long-term debt, less current portion                           19            28
                                                         --------      --------
        Total liabilities                                   2,370         2,130
                                                         --------      --------


SHAREHOLDERS' EQUITY
Common stock                                                    0             0
Additional paid-in capital                                 11,985        11,903
Note receivable from shareholder                              (75)          (75)
Accumulated deficit                                        (1,259)       (1,896)
                                                         --------      --------
        Total shareholders' equity                         10,651         9,932
                                                         --------      --------
           Total liabilities and shareholders'
           equity                                        $ 13,021      $ 12,062
                                                         ========      ========


                     The accompanying notes are an integral
                       part of these financial statements

                                            FIBERSTARS, INC.
                                          STATEMENTS OF OPERATIONS
                               (amounts in thousands except per share amounts)
                                                 (Unaudited)
                                                 ----------


                                                                       Three Months Ended Sept. 30,      Nine Months Ended Sept. 30,
                                                                       1997              1996              1997              1996
                                                                     --------          --------          --------          --------

Net sales                                                            $  4,001          $  3,573          $ 14,076          $ 11,635
Cost of sales                                                           2,266             2,101             7,785             6,722
                                                                     --------          --------          --------          --------
          Gross profit                                                  1,735             1,472             6,291             4,913

Operating expenses:
     Research and development                                             307               218               896               714
     Sales and marketing                                                  922               870             3,419             2,851
     General and administrative                                           344               314             1,069               944
                                                                     --------          --------          --------          --------
          Income from operations                                          162                70               907               404

Other income (expense):
     Equity in joint venture income (loss)                                (10)                9               (10)                2
     Interest income and expense                                           77                69               171               160
                                                                     --------          --------          --------          --------
          Income before income taxes                                      229               148             1,068               566
Provision for income taxes                                                (95)              (56)             (431)             (229)
                                                                     --------          --------          --------          --------
          Net income                                                 $    134          $     92          $    637          $    337
                                                                     ========          ========          ========          ========

Net income per share                                                 $   0.04          $   0.03          $   0.17          $   0.10
                                                                     ========          ========          ========          ========
Shares used in per share calculation                                    3,761             3,554             3,707             3,533
                                                                     ========          ========          ========          ========

                     The accompanying notes are an integral
                       part of these financial statements

                                     Page 4


                                               FIBERSTARS INC.
                                          STATEMENTS OF CASH FLOWS
                                           (amounts in thousands)
                                                 (unaudited)
                                                 ----------

                                                                                                     Nine Months Ended September 30,
                                                                                                        1997                  1996
                                                                                                       -------              -------
Cash flows from operating activities:
     Net income                                                                                        $   637              $   337
                                                                                                       -------              -------
     Adjustments  to  reconcile  net income to net cash
          provided  by  operating activities:
     Depreciation                                                                                          327                  244
     Provision for doubtful accounts receivable                                                             56                   37
     Deferred income taxes                                                                                 432                  231
     Equity in joint venture (income) loss                                                                   9                   (3)
     Changes in assets & liabilities:
             Accounts receivable, trade                                                                    824                  794
             Inventories                                                                                  (761)                  30
             Prepaid expenses and other current assets                                                    (276)                (103)
             Other assets                                                                                   11                  187
             Accounts payable                                                                              (76)                (424)
             Accrued expenses                                                                              325                  158
                                                                                                       -------              -------
                  Total adjustments                                                                        871                1,151
                                                                                                       -------              -------
                  Net cash provided by operating activities                                              1,508                1,488
                                                                                                       -------              -------


Cash flows from investing activities:
     Purchase of short-term investments                                                                   (460)              (1,326)
     Loans made to officers                                                                                (47)
     Sale of equity in joint venture                                                                                             59
     Acquisition of fixed assets                                                                          (300)                (290)
                                                                                                       -------              -------
               Net cash used in investing activities                                                      (807)              (1,557)
                                                                                                       -------              -------

Cash flows from financing activities:
     Proceeds from issuances of common stock                                                                82                   36
     Repayment of long term debt                                                                            (9)                  (9)
                                                                                                       -------              -------
                Net cash provided by financing activities                                                   73                   27
                                                                                                       -------              -------

Net increase (decrease) in cash and cash equivalents                                                       774                  (42)
Cash and cash equivalents, beginning of period                                                           1,520                1,756
                                                                                                       -------              -------
Cash and cash equivalents, end of period                                                               $ 2,294              $ 1,714
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

Recent Pronouncements
In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," (SFAS 128) which specifies the computation, presentation and disclosure requirements for Earnings per Share. SFAS 128 will become effective for the Company's 1997 fiscal year and will not have a material impact on the Company's financial position, results of operations or cash flows.

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components (including revenues, expenses, gains and losses) in a full set of general purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information", which supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 changes current practice under SFAS 14 by establishing a new framework on which to base segment reporting and also requires interim reporting of segment information. SFAS 131 is effective for fiscal years beginning after December 15, 1997, with earlier application encouraged. The statement's interim reporting disclosures would not be required until the first quarter immediately subsequent to the fiscal year in which SFAS 131 is effective.


2.  Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                               September 30, 1997       December 31, 1996
                               ------------------       -----------------
                                   (unaudited)

Raw materials                      $   2,127               $   1,528
Finished Goods                           802                     640
                                    --------                --------
                                   $   2,929               $   2,168
                                    ========                ========

                                FIBERSTARS, INC.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



The following discussion should be read in conjunction with the attached financial statements and notes thereto.



Net Sales

                                       Q3'97     Q3'96     change           YTD'97      YTD'96    change

     Net Sales ($000)                 $4,001    $3,573        12%          $14,076     $11,635       21%

Net sales increased over the comparable periods of 1996 in both of the Company's major markets Commercial Lighting and Pool & Spa Lighting. Medical product sales, which represent a small portion of total revenue, decreased compared to 1996 for both the quarter and year-to-date periods.

Gross Profit

                                       Q3'97     Q3'96     change           YTD'97      YTD'96    change

     Gross Profit ($000)              $1,735    $1,472        18%           $6,291      $4,913       28%

     Percentage of net sales             43%       41%                         45%         42%

Gross margin has improved throughout 1997 compared to 1996, primarily due to reductions in per unit fiber processing costs. The Company's investment to establish an in-house fiber processing facility in 1996 has enabled the Company to expand fiber production, improve product quality, increase yield and reduce the cost of fiber products.


Research and Development

                                       Q3'97     Q3'96     change           YTD'97      YTD'96    change
     Research & Development ($000)      $307      $218        41%             $896        $714       25%

     Percentage of net sales              8%        6%                          6%          6%

Third quarter Research and Development expenses were 41% greater than a year earlier, increasing to 8% of sales in Q3'97 from 6% of sales a year earlier. For the first nine months of the year, Research and Development spending increased by 25% over the comparable period of 1996. These increases resulted from higher levels of project expenses, including expenditures on personnel. Projects nearing completion include a new commercial illuminator, the Model 405, which is expected to ship beginning in the fourth quarter, and a major new product line for the Pool & Spa market called System 2000(TM), to be introduced in the fourth quarter. The Company expects to continue investing significantly in research and product development; however, dollars and percentages may vary from period to period.

Selling and Marketing

                                       Q3'97     Q3'96     change           YTD'97      YTD'96    change
     Selling & Marketing ($000)         $922      $870         6%           $3,419      $2,851       20%

     Percentage of net sales             23%       24%                         24%         25%

Selling and marketing expenses have increased in absolute dollars over the comparable periods of 1996, primarily due to increases in commissions and certain promotional expenses that are directly related to sales volume. Total selling and marketing expenses increased less rapidly than revenue, and thus have decreased as a percentage of sales.

General and Administrative

                                       Q3'97     Q3'96     change           YTD'97      YTD'96    change
     General & Administrative ($000)    $344      $314        10%           $1,069        $944       13%

     Percentage of net sales              9%        9%                          8%          8%

General and administrative expenses increased by 10% in the third quarter and 13% year-to-date, compared to the corresponding periods of 1996. The increases represent additional costs to support growth in the business.


Other Income (Expense)

                                       Q3'97     Q3'96     change           YTD'97      YTD'96    change
     Other Income (Expense) ($000)       $67       $78       -14%             $161        $162       -1%

     Percentage of net sales              2%        2%                          1%          1%

Other income is primarily comprised of net interest income, which varies from quarter to quarter based on fluctuations in interest rates and in the Company's cash balances. Net interest income increased slightly to $77,000 for the quarter and $171,000 year-to-date, from $69,000 and $160,000 for the comparable periods of 1996. The increase is primarily attributable to higher cash balances. Other income also includes the Company's equity interest in the income or loss of joint ventures, which decreased to a loss of $10,000 for the quarter, versus income of $9,000 in the third quarter of 1996. On a year to date basis, the loss of $10,000 compares to income of $2,000 a year ago. The Company expects joint venture income or loss to be immaterial for the foreseeable future.

Net Income

                                       Q3'97     Q3'96     change           YTD'97      YTD'96    change
       Net Income ($000)                $134       $92      46%               $637        $337    89%

       Percentage of net sales            3%        3%                          5%          3%

The increase in net income is attributable primarily to the growth in net sales and the improvement in gross margin, partly offset by increases in operating expenses.

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

In the fourth quarter of 1997, the Company will introduce a major new product line for the Pool & Spa market called System 2000(TM). Certain components within this product line are scheduled to be manufactured beginning in December or later; however the exact timing is partly dependent on the readiness of tooling, which is being created outside the Company. The Company does not expect to fulfill all 1997 orders by year end, anticipating an unusually high backlog of orders at December 31 and lower fourth quarter shipments than originally planned. Any unanticipated delays, such as late delivery of tooling, may increase these effects.

Sales in the fourth quarter of 1997 are expected to include a major new product line for the Pool & Spa market called System 2000(TM). Some elements of the System 2000 product line require tooling in order to manufacture them cost-effectively. With tooling scheduled for completion late in the year, those elements will not be available to ship until December or later. This timing is expected to result in lower fourth quarter pool shipments than originally planned and an unusually large backlog of unshipped orders at year end. There can be noThe timing of their initial shipments depends in part upon factors not entirely within the Company's control, including timely completion of the tooling. Furthermore, any unanticipated delays, such as late completion of tooling, could further delay shipments and result in lower than expected revenue and profits in the fourth quarter.

Competition is increasing in a number of the Company's markets. The two largest pool equipment supply companies, Hayward Pool Products and Pac-Fab, Inc., now distribute fiber optic lighting products which compete with the Company's pool lighting systems. In addition, a number of companies offer fiber optic lighting products for commercial lighting, some of which compete directly with the Company's products. Some of these companies have substantially greater financial, technical and marketing resources than the Company. The Company anticipates that any future growth in fiber optic lighting will be accompanied by continuing increases in competition, which could accelerate growth in the market for fiber optic lighting, but which could adversely affect the Company's operating results.

The Company believes that the success of its business depends primarily on its technical innovation, marketing abilities and responsiveness to customer requirements, rather than on patents, trade secrets, trademarks, copyrights and other intellectual property rights.

Nevertheless, the Company has a policy of seeking to protect its intellectual property through, among other things, the prosecution of patents with respect to certain of the Company's technologies. There are many issued patents and pending patent applications in the field of fiber optic technology, and certain of the Company's competitors hold and have applied for patents related to fiber optic lighting. Although to date the Company has not been involved in litigation challenging its intellectual property rights or asserting intellectual property rights of others, the Company has in the past received communications from third parties asserting rights in the Company's patents or that the Company's technology infringes intellectual property rights held by such third parties. Based on information currently available to it, the Company does not believe that any such claims involving its technology or patents are meritorious; however, there can be no assurance that the Company will not be required to engage in litigation to protect its patent rights or to defend the claims of others. In the event of litigation to determine the validity of any third party claims or claims by the Company against such third party, such litigation, whether or not determined in favor of the Company, could result in significant expense to the Company.


Liquidity and Capital Resources

For the nine months ended September 30, 1997, cash and short term investments increased by $1,234,000. Cash provided by operating activities totaled $1,508,000, which was partly offset by $300,000 used for acquisition of fixed assets.

The Company has a $1 million unsecured line of credit for working capital purposes and a $500,000 term loan commitment to finance equipment purchases. Both lines expire on June 28, 1998. At September 30, 1997, the Company had no borrowings outstanding against either of these lines of credit.

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

                           PART II - OTHER INFORMATION


Item 6.       Exhibits and Reports on Form 8-K


         (a)      The following exhibits have been filed with this Report:


                  Exhibit 10.24 -  Amendment No.4, dated as of July 30, 1997, to
                                   Registration Rights Agreement dated February 6, 1991, between the Registrant and Belfield Services, Inc.

                  Exhibit 10.25 -  Investor  Agreement,  dated  as of  July  30,
                                   1997, between the Registrant and Advanced Lighting Technologies, Inc.

                  Exhibit 11 -     Computation of Net Income Per Share

                  Exhibit 99.1 -   Press Release dated August 1, 1997

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

                                      FIBERSTARS, INC.


Date: November 12, 1997


                                    By:  /s/  William C. Lapworth
                                       ---------------------------------------
                                         William C. Lapworth, Vice President
                                         and Chief Financial Officer

                                    (Principal Financial and Accounting Officer)


                                INDEX TO EXHIBITS
 Exhibit                                                                                    Page
 Number                                                                                     Number
 ------                                                                                     ------
  10.24       Amendment No.4, dated as of July 30, 1997, to Registration
              Rights Agreement dated February 6, 1991, between the
              Registrant and Belfield Services, Inc.........................................13-15

  10.25       Investor Agreement, dated as of July 30, 1997, between the
              Registrant and Advanced Lighting Technologies, Inc............................16-20

   11         Computation of Net Income per Share............................................ 21

  99.1        Press Release dated August 1, 1997............................................22-23

   27         Financial Data Schedule