Form 10KSB
period 1997-12-31
FIBERSTARS INC /CA/
filed 1998-03-31
CIK 924168

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   Form 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND Exchange Act of 1934

         For the fiscal year ended DECEMBER 31, 1997
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to __________

                         Commission file number 0-24230


                                FIBERSTARS, INC.
       (Exact name of small business issuer as specified in its charter)

           California                                 94-3021850
 (State or other jurisdiction of         (I.R.S.  Employer Identification No.)
 incorporation or organization)

                      2883 Bayview Drive, Fremont, CA 94538
               (Address of principal executive offices)(Zip Code)

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

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

     Net sales of the registrant for the fiscal year ended December 31, 1997 were $17,871,000.

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $9,436,000 as of March 19, 1998 based upon the last trading price of the Common Stock of registrant on the Nasdaq Stock Market as of that date. This calculation does not reflect a determination that any person is an affiliate of the registrant for any other purpose.

     As of March 19, 1998, there were 3,537,140 shares of the registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this Report on Form 10-KSB incorporates information by reference from registrant's definitive Proxy Statement to be used in connection with its 1998 Annual Meeting of Shareholders.

                                     PART I

         Except for historical information contained herein, the following material includes forward-looking statements that are subject to certain risks and uncertainties. Discussion containing such forward-looking statements will be found in the material set forth under, among other places in this Report, "Description of Business," "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations." By way of example and not limitation, this Report contains forward-looking statements regarding prospective competition and the effects thereof upon the Company's business and operating results, the development of existing and future technologies, the prospective impact of consolidation among the Company's customer base, and trends discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations regarding perceived trends in the Company's results of operations. Actual results could differ materially from those projected in the forward-looking statements as a result of the factors discussed in this Report, including without limitation the factors discussed in "Risk Factors." These factors should be considered carefully by those considering transactions in the Company's securities.

Item 1.  Description of Business

Overview

         Fiberstars, Inc. ("Fiberstars" or the "Company"), which was incorporated in California in 1985, develops and markets fiber optic lighting systems, which are used in a variety of commercial and residential applications. The Company pioneered the use of fiber optic technology in lighting. By continuing to improve the price and performance of its products and by expanding its marketing efforts, Fiberstars has become the world's leading supplier in this emerging market.

         The Company's products often have advantages over conventional lighting in areas of efficiency, safety, maintenance and beauty, and thus can be used in place of conventional lighting in a number of applications. By delivering special lighting effects which conventional lighting cannot match, fiber optic lighting systems are especially attractive for a wide range of decorative applications, such as the lighting of swimming pools and spas, signage, "neon" decoration, landscaping, and other segments within the commercial and residential markets.

         The Company designs, develops and manufactures its fiber optic lighting systems and distributes its products worldwide, primarily through independent sales representatives, distributors and swimming pool builders.

Products

         Fiberstars' lighting systems combine three types of products illuminators, fiber tubing, and fixtures - in configurations which meet the needs of specific market segments. The electrically powered illuminators generate and focus light to enter into the ends of optical fiber. Fiber tubing products connect to the illuminators and are designed to emit light either at the end of the tube as a spot source of light, or along the length of the tube, similar in effect to neon lighting. The systems can also include fixtures and other accessories designed for specific applications.

         In 1997, Fiberstars' Pool and Spa Group introduced Fiberstars Catalyst(TM), a safe chemical product designed to reduce the usage of chlorine in residential swimming pools. Chlorine reducing systems are projected to be among the fastest growing product segments within the pool industry over the next few years. The Company's strategy is to take advantage of its established distribution channels to increase sales of this new product, which favorably impacted the Company's sales margin in 1997.

Illuminators

         The Company manufactures a number of different illuminators for use in different applications. Most commercial illuminators utilize metal halide high intensity discharge (H.I.D.) lamps to provide long life and maximum brightness. Some include patented reflectors which have been designed by Fiberstars to enhance performance. The Company's lower cost illuminators use quartz halogen lamps, some of which are custom products manufactured to Fiberstars' specifications. Illuminator advances during 1997 include the Model 405 commercial illuminator, up to 50% brighter than the model 403, which it replaces.

         Fiberstars also introduced a new pool lighting product line in the November 1997 National Spa and Pool Institute trade show. The new line, named Fiberstars System 2000(TM), offers superior design, installation and other characteristics compared to the Company's previous line. The line also includes a superior new lens to distribute light into pool water and four new fixtures to light water features and pool walls.

Fiber Tubing

         Fiber tubing products are manufactured in various lengths and diameters to meet the requirements of each particular market and application. Fiberstars' patented BritePak(R) products can maintain consistent brightness for side-lit fiber runs up to 120 feet in length. For end-lit applications, several spotlights are typically connected to a single illuminator and are placed no further than fifty feet from the illuminator.

         In  1997,  the  Company's   in-house  fiber  processing   facility  was
operational for the entire year. Lower processing costs helped improve the Company's gross margin. Higher quality was another significant benefit. New fiber products in 1997 include a 77 fiber BritePak(R) cabled side light product and a 300 fiber spotlight product for larger pools.

Fixtures and Accessories

         Certain fixtures and accessories have been designed by Fiberstars for the Company's product lines. Other fixtures are supplied by third parties. The Company's Commercial Lighting Division produces a broad assortment of ceiling and landscape fixtures from among which lighting designers may choose. The Fiberstars System 2000(TM) product line includes several lenses and fixtures for swimming pools and surrounding areas.

Applications and End-Users

         The  Company's   fiber  optic   lighting   products  are  specified  by
architects,   professional   lighting  designers,   swimming  pool  builders  or
end-users.

         The Company's products have been installed for commercial lighting applications in fast food restaurants such as Burger King and McDonald's; retail stores such as Albertson's, Giant Food and Toys R Us; hotels such as the MGM Grand and the Stratosphere Tower in Las Vegas; and entertainment facilities such as theme parks operated by the Walt Disney Company and Universal Studios. Fiberstars commercial lighting systems also have been used in a number of specialty applications, including theatrical productions, bridges, theater aisles and ceilings, the Monterey Bay Aquarium, Marathon Coach, HBO Studios, AMC theaters, Chevron and New York Life.

         The Company's primary products for pool and spa lighting are designed to provide underwater lighting for newly constructed pools. In addition, Fiberstars markets pool products for spa lighting, pool perimeter lighting, patios, decks and landscape lighting. The Company's underwater lighting systems are installed in pools and spas built by major national pool builders and builder groups, as well as numerous regional and local pool builders throughout the United States and Canada.

         A series of residential landscape lighting products was developed during 1997 and is being tested in limited retail distribution. This product was not a material portion of the Company's business in 1997 and is not expected to be material in 1998.

Sales, Marketing and Distribution

     Commercial Lighting Products

         In the commercial lighting market, the Company's marketing efforts are directed at creating specifications for Fiberstars' systems in plans developed by architects, professional lighting designers and building owners. The Company reaches these professionals through approximately 60 independent lighting representative organizations throughout the United States, approximately 20 of which account for a substantial majority of the Company's commercial lighting product sales. The independent lighting representatives assist in the specification process, directing orders to electrical equipment distributors, who in turn typically purchase products from Fiberstars. Domestic distributors of commercial lighting products typically do not engage in marketing efforts or stock any inventory of the Company's products. The Company's arrangements with its independent representatives do not prohibit the handling of conventional lighting products, including products that may be competitive with those of the Company, although such representatives typically do not handle competing fiber optic lighting products.

         Fiberstars' commercial lighting products are sold internationally by approximately 19 distributors that sell into more than 45 countries, including Crescent Lighting in the U.K., which oversees other distributors in Europe; Mitsubishi in Japan; and Fiberstars Australasia Pty Ltd., a 46.5%-owned joint venture that sells products in Australia, New Zealand and Fiji. These distributors are primarily responsible for any marketing activities in their territories.

     Swimming Pool and Spa Products

         The Company's underwater lighting products are sold primarily for installation in new swimming pools and spas. Accordingly, the marketing for the Company's swimming pool and spa products depends substantially on swimming pool builders to recommend the Company's products to their customers and to adapt their swimming pool designs to include Fiberstars lighting systems. The Company utilizes regional sales representative organizations that specialize in swimming pool products sold to pool builders and pool product distributors. Each representative organization typically has the exclusive right to sell the Company's products within its territory, receiving commissions on sales in its territory. Regional and national distributors in the swimming pool market stock the Company's products to fill orders received from swimming pool builders, and some of these distributors engage in limited marketing activities for the Company's products.

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

         South Central Pools (SCP), the largest Pool distributor in the U.S. and Company's largest customer, accounted for 13% of the Company's net sales in 1997 and 10% in 1996. The Company expects to maintain its business relationship with SCP; however, a cessation or substantial decrease in the volume of purchases by this customer could reduce availability of the Company's products to end users and could in turn have a material adverse effect on the Company's net sales and results of operations.

         The majority of sales of the Company's swimming pool lighting systems to date have been made in the United States and Canada. The Company entered into a distribution agreement in Europe in 1997 with Bayrol, a European pool equipment company. Sales to Bayrol were not material in 1997.

Backlog

         The Company normally ships product within a few days after receipt of an order and generally does not have a significant backlog of orders. Although the Company's backlog at year's end was unusually high at $1.3 million compared to an average of $535,000 per month in 1997, the Company does not consider backlog to be an indicator of future performance.

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

         Fiberstars is engaged in ongoing efforts to develop and improve its products, adapt its products for new applications and design and engineer new products. The Company expects that its ability to compete effectively with conventional lighting technologies, other fiber optic lighting products, and new lighting technologies that may be introduced will depend substantially upon achieving greater brightness and reducing the cost of the Company's systems. In 1997, the Company redesigned several illuminators and fiber products to improve performance such as the above mentioned 405 illuminator and the line of Fiberstars System 2000 illuminators. In addition to continuing work with a number of outside lamp, power supply and optic companies, the Company has begun working on advanced product development with Advanced Lighting Technologies, Inc., the world leader in metal halide lamp technology.

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

         Direct competition from other fiber optic lighting products has continued to increase. Competitive products are offered in the pool market by Pac-Fab, Inc. and Hayward Pool Products, two major manufacturers of pool equipment and supplies. In commercial lighting, fiber optic lighting products are offered by an increasing number of smaller companies, some of which compete aggressively on price. These competing products include a new line of fiber products recently introduced by a European manufacturer at very aggressive pricing. Certain of these competitors offer products with performance characteristics comparable to those of the Company's products. The Company is aware that several larger companies in the conventional lighting industry are developing fiber optic lighting systems that may compete in the near future with the Company's products. In Europe, both Philips and Schott, a glass fiber company, offer fiber optic lighting systems. Schott has recently formed an entity to enter the U.S. market. In Europe, Philips markets Fiberstars' BritePak(R) fiber tubing on an OEM basis, along with Philips' own illuminators and other products. Many companies compete with the Company in Asia, including Mitsubishi, Bridgestone and Toray. Mitsubishi sells Fiberstars BritePak(R) fiber tubing in Japan, and licenses certain illuminator technology from Fiberstars for manufacture and sale in Japan.

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

         Prior to 1996, most of the Company's fiber processing activities were performed by subcontractors to Fiberstars' specifications. During 1996 the Company successfully brought these activities in house. Equipment was acquired and installed to encase the fiber bundles in flexible jackets. The patented process used to cable the fiber for side-emitting products is now being performed on equipment designed and built by Fiberstars exclusively for this purpose. The results of these steps were realized for the full 1997 year, yielding reduced processing costs and improved fiber quality.

         Mitsubishi is the sole supplier of the Company's fiber, under a newly updated supply agreement lasting until March 2001. The Company expects to maintain this relationship with Mitsubishi; Mitsubishi owns approximately 3.2% of the Company and distributes Fiberstars' products in Japan. The Company also relies on sole source suppliers for certain lamps, reflectors, remote control devices and power supplies. Although the Company cannot predict the effect that the loss of one or more of such suppliers would have on the Company, such loss could result in delays in the shipment of products and additional expenses associated with redesigning products, and could have a material adverse effect on the Company's operating results.

Research and Product Development

         The Company believes that growth in fiber optic lighting will be driven by improvements in technology to provide increased brightness at lower costs, and the Company is committing much of its R&D resources to those challenges. In 1997, the Company redesigned its most popular commercial illuminator, improving brightness by 50%. In the fall of 1996, the Company increased BritePak fiber tubing brightness by nearly 40%. Pool illuminator brightness was increased by 30% in 1997. Despite its ongoing development efforts, there can be no assurance that the Company will be able to achieve future improvements in brightness and cost or that competitors will not develop lighting technologies that are brighter, less expensive or otherwise superior to those of the Company.

         During 1997, the Company began cooperative development efforts with Advanced Lighting Technologies, Inc. (ADLT), the world leader in metal halide lamp technology. ADLT acquired 18% of the Company's common stock in a private transaction during 1997 and in the first quarter of 1998 increased that position to almost 30%. Fiberstars and ADLT currently plan to work together to design next generation systems. The Company's goal is to improve the price/performance of fiber optic lighting systems to compete more directly with conventional lighting across a much broader spectrum of the general lighting market.

         The Company augments its internal research and development efforts by involving certain of its component suppliers, independent consultants and other third parties in the process of seeking improvements in the company's products and technology. The Company depends substantially on these parties to undertake research and development efforts necessary to achieve improvements that would not otherwise be possible given the multiple and diverse technologies that must be integrated in the Company's products and the Company's limited engineering, personnel and financial resources. These third parties, including ADLT, have no material contractual commitments to participate in these efforts, and there can be no assurance that they will continue to do so.

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

Employees

         As of December 31, 1997, Fiberstars employed 65 people full time, of whom 16 were involved in sales, marketing and customer service, 12 in research and product development, 27 in assembly and quality assurance, and 10 in finance and administration. From time to time the Company also employs part time personnel in various capacities, primarily assembly and clerical support. The Company has never had a work stoppage, no employees are subject to any collective bargaining agreement, and the Company considers its employee relations to be good.

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

Item 2.  Description of Property

         The Company's principal executive offices and manufacturing and assembly facilities are located in a 31,500 square foot facility in Fremont, California, under a lease agreement expiring in 1999, subject to a renewal option for a five-year additional term. The Company leases a 7,787 square foot facility in Fremont, California, which it devotes to fiber processing, under a lease agreement which expires in 1999 and is subject to renewal options for three additional years. The Company also subleases an approximately 5,200 square foot facility in Fremont, California under a sublease agreement that expires in 1999.

Item 3.  Legal Proceedings

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         There were no matters submitted to a vote of security holders during the quarter ended December 31, 1997.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         The Company's Common Stock trades on the Nasdaq National Market tier of The Nasdaq Stock MarketSM under the symbol "FBST". The following table sets forth the high and low sale prices for the Company's Common Stock, as reported on the Nasdaq National Market for the periods indicated. These reported prices reflect interdealer prices without adjustments for retail markups, markdowns or commissions.


                                                      High          Low
                                                      ----          ---
       First quarter 1996                            4 3/4         3 1/2
       Second quarter 1996                           6 1/4         4
       Third quarter 1996                            6             5
       Fourth quarter 1996                           5 1/2         4 3/8
       First quarter 1997                            5 1/8         4 1/4
       Second quarter 1997                           5 1/4         3 3/4
       Third quarter 1997                            6 9/16        4 7/8
       Fourth quarter 1997                           8 1/2         4 7/8

         There were approximately 200 holders of record of the Company's Common Stock as of March 19, 1998, and the Company estimates that at that date there were approximately 800 additional beneficial owners.

         The Company has not declared or paid any cash dividends and does not anticipate paying cash dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in conjunction with the attached financial statements and notes thereto.

Results of Operations

1997 Compared with 1996

         Net sales increased to $17,871,000 in 1997, up 15% from 1996 sales of $15,576,000. The 1997 increase is primarily attributable to growth in both the commercial and pool fiber optic lighting markets. Increased lighting sales were in part offset by a decline in OEM sales of Fiberstars' medical product to Healthdyne Technologies. International sales accounted for approximately 17% and 15% of net sales in 1997 and 1996, respectively, most of which represented sales of commercial lighting products.

         The Company's gross margin percentage improved to 44% in 1997 from 42% in 1996. The increase was primarily attributable to lower fiber processing costs in connection with the Company's fiber processing facility, as well as initial sales of the new Fiberstars Catalyst(TM) pool sanitation product line.

         Research and development expenses increased by 21% to $1,165,000 in 1997, reflecting the Company's continuing commitment to improving its technology and products. The increases consisted primarily of increased personnel and project expenses associated with increased development activity. As a percentage of sales, research and development expenses increased from 6.2% to 6.5%. The Company anticipates that research and development expenses will continue to increase in absolute dollars in future periods, but may fluctuate as a percentage of sales.

         Selling and marketing expenses increased by 18% to $4,393,000 in 1997. Increases occurred in the pool division and included increases in advertising, sales literature and personnel related expenses. As a percentage of sales, selling and marketing expenses increased to 25% of net sales in 1997 from 24% in 1996.

         General and administrative expenses increased by 13% to $1,419,000 in 1997, primarily due to increases in personnel expenses, professional fees, and other expenses, consistent with growth in the business during the year. The Company expects general and administrative expenses to increase moderately in future periods.

         Total operating expenses increased by $1,033,000 to $6,977,000 in 1997, an increase of 17%. As a percentage of sales, total operating expenses increased to 39% in 1997 from 38% in 1996, as operating expenses increased more rapidly than sales.

         Other income and expense includes interest income and expense, plus income (loss) from the Company's joint venture recognized under the equity method. Net interest income remained the same as in 1996, at $246,000. The Company's investment in joint venture activities yielded a loss of $12,000 in 1997, compared to a profit of $8,000 in 1996. The Company does not expect income from its remaining joint venture in Australia to have a material impact on the Company's financial results in the near future.

         Net income increased 26% to $644,000 in 1997.

1996 Compared with 1995

         Net sales increased to $15,576,000 in 1996, up 32% from 1995 sales of $11,798,000. The 1996 increase was primarily attributable to introduction of new, lower cost products, as well as improved conditions in the swimming pool construction market, which resulted in a significant increase in sales of the Company's pool lighting products. Sales of commercial lighting and medical products also increased compared to 1995. International sales accounted for approximately 15% and 18% of net sales in 1996 and 1995, respectively, most of which represented sales of commercial lighting products.

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


Year 2000 Compliance

         Many currently installed computer systems are not capable of distinguishing 20th century dates from 21st century dates. As a result, in less than two years, computers systems and/or software used by many companies in a very wide variety of applications will experience operating difficulties unless they are modified or upgraded to adequately process information involving, related to or dependent upon the century change. Significant uncertainty exists in the software and other industries concerning the scope and magnitude of problems associated with the century change. In light of the potentially broad effects of the year 2000 on a wide range of business systems, the Company's products and services may be affected. The Company is currently assessing the potential overall impact of the impending century change on the Company's business, financial condition and results of operations.

         The Company utilizes and is dependent upon data processing computer hardware and software to conduct its business, and recently completed an upgrade of all such hardware and software. Based on the Company's assessment to date, the Company believes its computer systems are "Year 2000 compliant;" that is, capable of adequately distinguishing 21st century dates from 20th century dates. However, there can be no assurance that the Company has or will timely identify and remediate all significant Year 2000 problems in its own computer systems, that remedial efforts subsequently made will not involve significant time and expense, or that such problems will not have a material adverse effect on the Company's business, operating results and financial conditions.

         The Company has currently made only limited efforts to determine the extent of and minimize the risk that the computer systems of the Company's suppliers or customers are not Year 2000 compliant, or will not become compliant on a timely basis. If Year 2000 problems prevent any of the Company's suppliers from timely delivery of products or services required by the Company, the Company's operating results could be materially adversely affected. Further, if the Company's customers face Year 2000 problems that result in the deferral or cancellation of such customers' purchases of the Company's products and services, the Company's business, operating results and financial conditions could be materially adversely affected.


Seasonality; Risk Factors

         The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability. These include factors relating to competition, such as competitive pricing pressure and the potential introduction of new products by competitors; manufacturing factors, including constraints in the Company's manufacturing and assembly operations and shortages or increases in the prices of raw materials and components; sales and distribution factors, such as changes in product mix or distribution channels resulting in lower margins, the loss of a significant distributor or sales representative, the loss of a significant customer or swimming pool builder, the effects of volume discounts that may be granted to larger customers, product returns and exchanges, and seasonality of sales, particularly in sales of the Company's swimming pool and spa products; product development and introduction problems, such as increased research, development and marketing expenses associated with new product introductions, delays in the introduction of new products and technologies and adverse effects on sales of existing products; as well as other factors, including levels of expenses relative to revenue levels, personnel changes, expenses that may be incurred in litigation, generally prevailing economic conditions and fluctuations in foreign currency exchange rates. The Company's annual and quarterly results of operations also have been and will continue to be affected by national economic and other factors, including factors affecting the construction of new swimming pools, such as housing market trends, interest rates and the weather.

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

Liquidity and Capital Resources

         For the year ended December 31, 1997, cash and cash equivalents decreased by $997,000. Investments in short term marketable securities increased by $1,282,000.

         Cash  provided  by  operating  activities  totaled  $818,000,   largely
resulting from operating income before depreciation, partly offset by an increase in inventories.

         Investing activities absorbed $1,936,000, including $1,282,000 to purchase short term securities, $624,000 in acquisition of fixed assets, and loans to officers totaling $30,000.

         In June 1997, the Company renewed its $1 million unsecured line of credit for working capital purposes and its $500,000 term loan commitment to finance equipment purchases. Both lines expire on June 28, 1998. As of December 31, 1997, the Company had no borrowings outstanding against either of these lines of credit.

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

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant

         The information required by this Item regarding directors and nominees is incorporated herein by reference to the information in the Company's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders to be held on June 24, 1998 (the "Proxy Statement") under the caption "PROPOSAL NO. 1:
ELECTION OF DIRECTORS."

         The executive officers of the Company who are not directors, and their ages as of December 31, 1997, are as follows:

     Name                     Age     Position
     ----                     ---     --------
     George K. Awai           42      Vice President, Research and Development
     Barry R. Greenwald       51      Senior Vice President and General
                                          Manager, Pool Division
     J. Arthur Hatley         48      Vice President and General Manager,
                                          Commercial Lighting
     J. Steven Keplinger      38      Senior Vice President,
                                          Operations
     Fredrick N. Martin       54      Senior Vice President, Engineering, R&D
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

         Mr. Martin joined the Company in March 1997 as Senior Vice President responsible for Engineering, R&D and Commercial Lighting sales and marketing. From May 1994 to February 1997, Mr. Martin was general partner in a retail business. From 1989 to 1993, Mr. Martin was President and Chief Executive Officer of Progress Lighting. Prior to that, he served as Executive Vice President of sales & marketing for USI Lighting, a large lighting fixture and controls company, and as President of Prescolite, a lighting fixture company.

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

         (b) There were no reports on Form 8-K filed by the registrant during the quarter ended December 31, 1997.

                                INDEX TO EXHIBITS

                                  (Item 13(a))

   Exhibit
    Number                                  Document
   -------                                  --------

3.1 Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 in the Registrant's Registration Statement on Form SB-2 (Commission File No. 33-79116-LA) which became effective on August 17, 1994).

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

10.1+ Form of Indemnification Agreement for directors and officers of the Registrant (incorporated by reference to Exhibit 10.1 in the Registrant's Registration Statement on Form SB-2 (Commission File No. 33-79116-LA) which became effective on August 17,
                1994).

10.2+ 1988 Stock Option Plan, as amended, and forms of stock option agreement (incorporated by reference to Exhibit 10.2 in the Registrant's Registration Statement on Form SB-2 (Commission File No. 33-79116-LA) which became effective on August 17,
                1994).

10.3+ 1994 Stock Option Plan, as amended, and forms of stock option agreement (incorporated by reference to Exhibit 10.3 in the Registrant's Registration Statement on Form SB-2 (Commission File No. 33-79116-LA) which became effective on August 17,
                1994).

10.4+ 1994 Employee Stock Purchase Plan and form of subscription agreement (incorporated by reference to Exhibit 10.4 in the Registrant's Registration Statement on Form SB-2 (Commission File No. 33-79116-LA) which became effective on August 17,
                1994).

10.5+ 1994 Directors' Stock Option Plan and form of stock option agreement (incorporated by reference to Exhibit 10.5 in the Registrant's Registration Statement on Form SB-2 (Commission File No. 33-79116-LA) which became effective on August 17,
                1994).

10.6 Registration Rights Agreement dated as of June 27, 1990, between the Registrant and certain holders of the Registrant's capital stock, as amended by Amendment No. 1 dated as of February 6, 1991 and Amendment No. 2 dated as of April 30, 1994 (incorporated by reference to Exhibit 10.10 in the Registrant's Registration Statement on Form SB-2 (Commission File No. 33-79116-LA) which became effective on August 17, 1994).

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

10.13* Distribution Agreement dated March 21, 1995 between the Registrant and Mitsubishi International Corporation (incorporated by reference to Exhibit 10.18 in the Registrant's Annual Report on Form 10-KSB for the year ended December 31,
                1994).

10.14 Stock Purchase Agreement dated March 21, 1995 among the Registrant, Mitsubishi International Corporation and Mitsubishi Corporation (incorporated by reference to Exhibit 10.20 in the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1994).

10.15+ Consulting Agreement dated as of December 14, 1995, between Registrant and Michael D. Ernst (incorporated by reference to
                Exhibit 10.21 in the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1995).

10.16 Distribution Agreement dated as of February 21, 1996, between the Registrant and Fiberoptic Medical Products, Inc. (incorporated by reference to Exhibit 10.24 in the Registrant's Annual Report on Form 10-KSB for the year ended December 31,
                1995).

10.17 Loan Agreement dated as of June 28, 1996, between the Registrant and Wells Fargo Bank (incorporated by reference to Exhibit 10.18 in the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1996).

10.18 Term Commitment Note of the Registrant dated as of June 28, 1996, to Wells Fargo Bank (incorporated by reference to Exhibit
                10.19 in the Registrant's Annual Report on Form 10-KSB of the year ended December 31, 1996).

10.19 Revolving Line of Credit Note of the Registrant dated as of June 28, 1996, to Wells Fargo Bank (incorporated by reference to
                Exhibit 10.20 in the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1996).

10.20 Amendment to 1994 Stock Option Plan, effective as of December 6, 1996 (incorporated by reference to Exhibit 10.21 in the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1996).

10.21 Promissory Note dated as of October 7, 1996, issued in favor of the Registrant by Steve Keplinger (incorporated by reference to Exhibit 10.22 in the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1996).

10.22 Promissory Note dated as of March 25, 1997, issued in favor of the Registrant by Barry Greenwald (incorporated by reference to Exhibit 10.23 in the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1996).

10.23* Amended and Restated Three (3) Year Supply Agreement dated March 31, 1998 between the Registrant and Mitsubishi International Corporation.

10.24 Rental Agreement dated February 1, 1998 between the Registrant and Signature Floors.

10.25 Promissory Note dated as of March 15, 1998, issued in favor of the Registrant by Barry Greenwald.

10.26 Loan Agreement dated as of June 28, 1997, between the Registrant and Wells Fargo Bank.

10.27 Term Commitment Note of the Registrant dated as of June 28, 1997, to Wells Fargo Bank.

10.28 Revolving Line of Credit Note of the Registrant dated as of June 28, 1997, to Wells Fargo Bank.

23.1            Consent of Independent Accountants.

27.1            Financial Data Schedule.

27.2            Financial Data Schedule

27.3            Financial Data Schedule


*     Confidential treatment requested

+     Management Compensatory Plan or Arrangement

                                FIBERSTARS, INC.
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                        As of December 31, 1997 and 1996
                                       and
                   For the Three Years Ended December 31, 1997


                                                                       Page
                                                                       ----
    Financial Statements:


         Balance Sheets............................................... F-1


         Statements of Operations..................................... F-2


         Statements of Shareholders' Equity........................... F-3


         Statements of Cash Flows..................................... F-4


         Notes to Financial Statements................................ F-5


    Report of Independent Accountants................................. F-21




    All schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized, on the 31st day of March, 1998.


                                                FIBERSTARS, INC.


                                                By: /S/ DAVID N. RUCKERT
                                                    ----------------------------
                                                    David N. Ruckert
                                                    Chief Executive Officer
                                                    (Principal Executive and
                                                    Financial Officer)

         In accordance with the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.


                    Signature                                       Title                                Date
                    ---------                                       -----                                ----
 /S/            DAVID N. RUCKERT                      Chief Executive Officer and Director          March 31, 1998
 -------------------------------------------
                 David N. Ruckert                     (Principal Executive and Financial
                                                      Officer)

 /S/             ROLAND DENNIS                        Chief Financial Officer (Principal            March 31, 1998
 -------------------------------------------
                  Roland Dennis                       Accounting Officer)


 /S/           JOHN B. STUPPIN                        Director                                      March 31, 1998
 -------------------------------------------
                 John B. Stuppin


 /S/        THEODORE L. ELIOT, JR                     Director                                      March 31, 1998
 -------------------------------------------
              Theodore L. Eliot, Jr.


 /S/         MICHAEL FEUER, PH.D.                     Director                                      March 31, 1998
 -------------------------------------------
               Michael Feuer, Ph.D.


 /S/             B.J. GARET                           Director                                      March 31, 1998
 -------------------------------------------
                    B.J. Garet


 /S/          WAYNE R. HELLMAN                        Director                                      March 31, 1998
 -------------------------------------------
                 Wayne R. Hellman


 /S/            PHILIP WOLFSON                        Director                                      March 31, 1998
 -------------------------------------------
                  Philip Wolfson

                                 FIBERSTARS, INC.
                                      -----






                              FINANCIAL STATEMENTS

                        as of December 31, 1997 and 1996
                     and for each of the three years in the
                         period ended December 31, 1997


                                FIBERSTARS, INC.
                   BALANCE SHEETS, December 31, 1997 and 1996

            (amounts in thousands except share and per share amounts)

                                      ----


                                 ASSETS                                                1997               1996
                                                                                   ---------------   ---------------
    Current assets:
      Cash and cash equivalents                                                  $       523         $      1,520
      Short-term investments                                                           4,597                3,315
      Accounts receivable, net of allowances for doubtful accounts of
          $293 in 1997 and $236 in 1996                                                2,525                2,621
      Notes receivable from officers                                                     161                   91
      Inventories                                                                      3,068                2,168
      Prepaids and other current assets                                                  373                  181
      Deferred income taxes                                                              677                  585
                                                                                 -----------------   ---------------
               Total current assets                                                   11,924               10,481

          Fixed assets, net                                                            1,003                  832
          Investment in joint ventures                                                    40                   52
          Notes receivable from officers, less current portion                                                 70
          Other assets                                                                   103                   74
          Deferred income taxes                                                           54                  553
                                                                                 -----------------   ---------------

                   Total assets                                                  $    13,124         $     12,062
                                                                                 =================   ===============

                               LIABILITIES
      Current liabilities:
          Accounts payable                                                       $     1,068           $      967
          Accrued expenses                                                             1,318                1,122
          Current portion of long-term debt                                               13                   13
                                                                                 -----------------   ---------------
               Total current liabilities                                               2,399                2,102

      Long-term debt, less current portion                                                17                   28
                                                                                 -----------------   ---------------
                   Total liabilities                                             $     2,416         $      2,130
                                                                                 -----------------   ---------------

      Commitments and contingencies (Note 8).

                               SHAREHOLDERS' EQUITY
      Preferred stock, par value $0.0001 per share:
          Authorized:  2,000,000 shares in 1997 and 1996
          Issued and outstanding:  no shares in 1997 and 1996

      Common stock, par value $0.0001 per share:
          Authorized:  30,000,000 shares in 1997 and 1996
          Issued and outstanding: 3,509,474 shares in 1997 and                            --                   --
               3,412,680 shares in 1996

      Additional paid-in capital                                                      12,035               11,903
      Note receivable from shareholder                                                  (75)                 (75)
      Accumulated deficit                                                            (1,252)               (1,896)
               Total shareholders' equity                                             10,708                9,932
                                                                                 -----------------   ----------------

                     Total liabilities and shareholders' equity                  $    13,124           $   12,062
                                                                                 =================   ================

                    The accompanying notes are an integral part of these financial statements.

                                                       F-1

                                                          FIBERSTARS, INC.
                                                      STATEMENTS OF OPERATIONS
                                        for the years ended December 31, 1997, 1996 and 1995

                                      (amounts in thousands except share and per share amounts)

                                                                ----

                                                                                         1997              1996              1995
                                                                                       --------          --------          --------
Net sales                                                                              $ 17,871          $ 15,576          $ 11,798

Cost of sales                                                                            10,047             9,032             6,678
                                                                                       --------          --------          --------
        Gross profit                                                                      7,824             6,544             5,120
                                                                                       --------          --------          --------

Operating expenses:
    Research and development                                                              1,165               962               791
    Sales and marketing                                                                   4,393             3,728             3,311
    General and administrative                                                            1,419             1,254             1,342
                                                                                       --------          --------          --------
        Total operating expenses                                                          6,977             5,944             5,444
                                                                                       --------          --------          --------

Income (loss) from operations                                                               847               600              (324)

Other income (expense):
    Equity in joint ventures' income (loss)                                                 (12)                8               117
    Interest and other income                                                               248               252               191
    Interest expense                                                                         (2)               (6)              (10)
                                                                                       --------          --------          --------
         Income (loss) before (provision for) benefit from
           income taxes                                                                   1,081               854               (26)

(Provision for) benefit from income taxes                                                  (437)             (343)               11
                                                                                       --------          --------          --------

         Net  income (loss)                                                            $    644          $    511          $    (15)
                                                                                       ========          ========          ========

Net income (loss) per share - basic                                                    $   0.19          $   0.15          $  (0.00)
                                                                                       ========          ========          ========

Shares used in per share calculation - basic                                              3,446             3,398             3,344
                                                                                       ========          ========          ========

Net income (loss) per share - diluted                                                  $   0.18          $   0.14          $  (0.00)
                                                                                       ========          ========          ========

Shares used in per share calculation - diluted                                            3,597             3,539             3,344
                                                                                       ========          ========          ========

                             The accompanying notes are an integral part of these financial statements.

                                                                 F-2

                                                          FIBERSTARS, INC.

                                                 STATEMENTS OF SHAREHOLDERS' EQUITY

                                        for the years ended December 31, 1997, 1996 and 1995

                                                           (in thousands)

                                                                ----

                                                                                                       Notes
                                                                                                     Receivable
                                                                           Common Stock    Additional  from
                                                                       ------------------    Paid-In   Share-   Accumulated
                                                                        Shares     Amount    Capital   holder     Deficit    Total
                                                                       -------    -------    -------   -------    -------   -------
Balances, January 1, 1995                                                3,238    $  --      $11,011   $   (78)   $(2,392)  $ 8,541
     Exercise of common stock options                                       14                    18                             18
     Issuance of common stock under employee stock purchase plan             9                    27                             27
     Issuance of common stock in private placement                         120                   792                            792
     Repayment of notes receivable                                                                           3                    3
     Net Loss                                                                                                         (15)      (15)
                                                                       -------    -------    -------   -------    -------   -------

Balances, December 31, 1995                                              3,381       --       11,848       (75)    (2,407)    9,366
     Exercise of common stock options                                        7                     9                              9
     Issuance of common stock under employee stock purchase plan             9                    32                             32
     Issuance of common stock pursuant to exercise of warrants              16                    14                             14
     Net income                                                                                                       511       511
                                                                       -------    -------    -------   -------    -------   -------

Balances, December 31, 1996                                              3,413    $  --      $11,903   $   (75)   $(1,896)  $ 9,932
     Exercise of common stock options                                       88                    97                             97
     Issuance of common stock under employee stock purchase plan             9                    35                             35
     Net income                                                                                                       644       644
                                                                       -------    -------    -------   -------    -------   -------

Balances, December 31, 1997                                              3,510    $  --      $12,035   $   (75)   $(1,252)  $10,708
                                                                       =======    =======    =======   =======    =======   =======

                             The accompanying notes are an integral part of these financial statements.

                                                                 F-3

                                                          FIBERSTARS, INC.

                                                      STATEMENTS OF CASH FLOWS

                                        for the years ended December 31, 1997, 1996 and 1995

                                                           (in thousands)

                                                                ----

                                                                                                  1997          1996          1995
                                                                                                -------       -------       -------
Cash flows from operating activities:
     Net income (loss)                                                                          $   644       $   511       $   (15)
                                                                                                -------       -------       -------
     Adjustments  to  reconcile  net  income  (loss)  to net  cash  provided  by operating activities:
     Depreciation and amortization                                                                  453           322           178
     Provision for doubtful accounts receivable                                                      76            56            54
     Deferred income taxes                                                                          407           343            25
     Equity in joint venture                                                                         12            (8)         (117)
     Changes in assets and liabilities:
          Accounts receivable, trade                                                                  2           (63)          560
          Inventories                                                                              (900)         (264)         (640)
          Prepaids and other current assets                                                        (192)           (5)          (37)
          Other assets                                                                               19           (53)
          Accounts payable                                                                          101          (131)          309
          Accrued expenses                                                                          196           145            19
                                                                                                -------       -------       -------
              Total adjustments                                                                     174           342           351
                                                                                                -------       -------       -------
                   Net cash provided by operating activities                                        818           853           336
                                                                                                -------       -------       -------
Cash flows from investing activities:
     Purchase of short-term investments                                                          (1,282)         (869)       (2,446)
     Loans made to officers                                                                         (30)         (161)
     Acquisition of fixed assets                                                                   (624)         (400)         (379)
     Sale of investment in joint venture                                                                          298
                                                                                                -------       -------       -------
                  Net cash used in investing activities                                          (1,936)       (1,132)       (2,825)
                                                                                                -------       -------       -------
Cash flows from financing activities:
     Proceeds from issuances of common stock                                                        132            55           837
     Repayment of long-term debt                                                                    (11)          (12)          (84)
     Repayment of notes receivable for common stock                                                                               3
                                                                                                -------       -------       -------
                  Net cash provided by financing activities                                         121            43           756
                                                                                                -------       -------       -------
                     Net decrease in cash and cash equivalents                                     (997)         (236)       (1,733)

Cash and cash equivalents, beginning of year                                                      1,520         1,756         3,489
                                                                                                -------       -------       -------

Cash and cash equivalents, end of year                                                          $   523       $ 1,520       $ 1,756
                                                                                                =======       =======       =======

Supplemental information:
     Interest paid                                                                              $     2       $     6       $    10
     Income taxes paid                                                                          $    24       $    38

                             The accompanying notes are an integral part of these financial statements.

                                                                 F-4

                                FIBERSTARS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                      -----

                                    Continued

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

         Short-Term Investments:

         Short-term investments consist of debt securities with remaining maturity of more than three months when purchased. The Company has determined that all of its debt securities should be classified as available-for-sale. The difference between the cost basis and the market value of the Company's investments was not material at December 31, 1997 and 1996. The Company's investments at December 31, 1997 and 1996 primarily consist of corporate notes with maturities of one year or less. Short-term investments are held by one investment bank as of December 31, 1997.

         Inventories:

         Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

         Investments in Joint Ventures:

         The Company records its investments in joint ventures under the equity method of accounting.

                                    Contiued
                                      F-5

                                FIBERSTARS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                      -----

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

         The Company sells its products primarily to residential lighting distributors and pool installation contractors in North America, Europe and the Far East. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Although the Company maintains allowances for potential credit losses that it believes to be adequate, a payment default on a significant sale could materially and adversely affect its operating results and financial condition. At December 31, 1997, one customer accounted for 11% of accounts receivable and at December 31, 1996, one customer accounted for more than 13% accounts receivable.

         One customer accounted for 13% and 10% of net sales in 1997 and 1996, respectively.

         The Company currently buys all of its fiber, the main component of its products, from one supplier. Although there is a limited number of fiber suppliers, management believes that other suppliers could provide fiber on comparable terms. A change in suppliers, however, could cause delays in manufacturing and a possible loss of sales which would adversely affect operating results.

                                   Continued
                                      F-6

                                FIBERSTARS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                      -----

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

           Earnings Per Share:

           The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," ("SFAS 128") effective December 31, 1997. SFAS 128 requires the presentation of basic and diluted earnings per share (EPS). Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental shares upon exercise of stock options. All prior period earnings per share amounts have been restated to comply with SFAS 128.

                                   Continued

                                FIBERSTARS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                      -----

2.     Summary of Significant Accounting Policies, continued:

         Earnings Per Share, continued:

         In  accordance  with  the  disclosure   requirements  of  SFAS  128,  a
         reconciliation  of the numerator and  denominator  of basic and diluted
         EPS is provided as follows (in thousands, except per share amounts):

                                                                           Year Ended December 31,
                                                                ---------------------------------------------
                                                                    1997            1996            1995
                                                                ------------    -------------   -------------

             Numerator - Basic and Diluted EPS
                  Net income (loss)                             $      644     $     511     $     (15)

             Denominator - Basic EPS
                 Weighted average shares outstanding                 3,446         3,398         3,344
                                                                ------------   -------------  --------------
             Basic earnings per share                           $     0.19     $    0.15     $   (0.00)
                                                                ============   =============  ==============

             Denominator - Diluted EPS
                  Denominator - Basic EPS                            3,446         3,398         3,344
                  Effect of dilutive securities:
                  Stock options and warrants                           151           141
                                                                ------------   -------------  --------------
                                                                     3,597         3,539         3,344
                                                                ------------   -------------  --------------

             Diluted earnings per share                         $     0.18      $   0.14     $   (0.00)
                                                                ============   =============  ==============

         Options and warrants to purchase 371,705 and 421,095 shares of common stock were outstanding at December 31, 1997 and 1996, respectively, but were not included in the calculations of diluted EPS because their exercise prices were greater than the average fair market price of the common shares. Options and warrants to purchase 670,869 shares of common stock were outstanding at December 31, 1995, but were not included in the calculation of diluted EPS because their inclusion would have been antidilutive.

         Recent Pronouncements:

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components (including revenues, gains and losses) in a full set of general purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

                                   Continued
                                      F-8

                                FIBERSTARS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                      -----

2.     Summary of Significant Accounting Policies, continued:

         Recent Pronouncements, continued:

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), which supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 changes current practice under SFAS 14 by establishing a new framework on which to base segment reporting and also requires interim reporting of segment information. SFAS 131 is effective for fiscal years beginning after December 15, 1997 with earlier application encouraged. The statement's interim reporting disclosures would not be required until the first quarter immediately subsequent to the fiscal year in which SFAS 131 is effective. The Company is evaluating the requirements of SFAS 131 and the effects, if any, on the Company's current reporting and disclosures.

3.     Inventories (in thousands):

                                                        December 31,
                                             --------------------------------
                                                  1997             1996
                                             ---------------  ---------------

                    Raw materials              $   2,020       $   1,528
                    Finished goods                 1,048             640
                                             ---------------  ---------------
                                             $     3,068      $    2,168
                                             ===============  ===============

4.     Fixed Assets (in thousands):

                                                                 December 31,
                                                        -------------------------------
                                                            1997              1996
                                                        -------------     -------------

       Equipment                                        $   2,197         $   1,757
       Furniture and fixtures                                 127               114
       Computer software                                      242                92
       Leasehold improvements                                 101                80
                                                        -------------     -------------
                                                            2,667             2,043
       Less accumulated depreciation and amortization      (1,664)           (1,211)
                                                        -------------     -------------
                                                        $   1,003         $     832
                                                        =============     =============

                                   Continued
                                      F-9

                                FIBERSTARS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                      -----
5.     Joint Venture:

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

         The Company recorded sales to Fiberstars Australasia totaling $259,000, $234,000 and $130,000, for the years ended December 31, 1997, 1996 and 1995, respectively. Accounts receivable from Fiberstars Australasia Pty. Ltd. as of December 31, 1997 and 1996 were $67,752 and $52,000, respectively.

                                   Continued
                                      F-10

                                FIBERSTARS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                      -----

5.     Joint Venture, continued:

       The following represents condensed financial information (unaudited) of Fiberstars Australasia as of December 31, 1997 and for the year then ended, and combined information of FMP and Fiberstars Australasia as of December 31, 1996 and for the two years ended December 31, 1996 (in thousands):

                                                                          December 31,
                                                              --------------------------------------
                                                                    1997                 1996
                                                              -----------------     ----------------
         Current assets                                           $   208              $   204
         Property and other assets                                     37                   47
                                                              -----------------     ----------------
                                                                  $   245              $   251
                                                              =================     ================

         Current liabilities                                      $   172              $   129
         Issued capital                                               108                  108
         Retained earnings                                           (35)                   14
                                                              -----------------     ----------------
                                                                  $   245              $   251
                                                              =================     ================

                                                                     December 31,
                                                   --------------------------------------------------
                                                      1997             1996               1995
                                                   ------------    --------------    ----------------
          Revenue                                  $    589            $  566           $ 3,909
          Expenses                                      626               545             3,654
                                                   ------------    --------------    ----------------
          Net loss                                 $   (37)            $   21           $   255
                                                   ============    ==============    ================

6.     Accrued Expenses (in thousands):

                                                                                    December 31,
                                                                     ---------------------------------------
                                                                            1997                  1996
                                                                     ----------------     ------------------
           Sales commissions and incentives                                $   735              $   656
           Other                                                               583                  466
                                                                      ---------------      -----------------
                                                                           $ 1,318              $ 1,122
                                                                      ===============      =================

                                   Continued
                                      F-11

                                FIBERSTARS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                      -----
7.     Lines of Credit:

       On June 28, 1997, the Company entered into the following borrowing arrangements with its bank:


        a) A $1,000,000 revolving line of credit expiring June 28, 1998, bearing interest at prime plus 0.125% (8.625% at December 31, 1997). Borrowings under this line are uncollateralized, and the Company must maintain zero balance for at least 30 consecutive days during each fiscal year.


        b) A $500,000 term loan commitment to finance equipment purchases, expiring June 28, 1998. Borrowings bear interest at prime plus 0.50% (9% at December 31, 1997). Under this note, the Company may finance up to 80% of the cost of the new equipment and 75% of the cost of used equipment. The note is collateralized by a security interest in all equipment financed with the proceeds. Interest only is payable monthly until June 28, 1998, after which the principal plus interest is repayable in 36 monthly installments.


             There were no amounts outstanding at December 31, 1997. The Company is required to maintain certain financial ratios on a quarterly basis, including specified levels of working capital and tangible net worth.

8.     Commitments and Contingencies:

       The Company occupies manufacturing and office facilities under operating leases expiring in 1999 under which it is responsible for related maintenance, taxes and insurance. Minimum lease commitments under the leases are as follows (in thousands):

             1998                                                     $   272

             1999                                                          68

       Rent expense approximated $322,000, $318,000 and $279,000, for the years ended December 31, 1997, 1996 and 1995, respectively.

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

                                   Continued
                                      F-12

                                FIBERSTARS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                      -----

9.     Shareholders' Equity:

         Common Stock:

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

         Warrant activity comprised:

                                                                    Warrants Outstanding
                                                   -------------------------------------------------------
                                                                        Exercise
                                                      Shares             Price              Amount
                                                   --------------   ----------------- --------------------
                                                                                        (in thousands)
         Balances, December 31, 1995                 12,6666         $0.90-$5.40     $           564
         Warrants exercised                          (15,625)           $0.90                    (14)
                                                   --------------                   ----------------------
         Balances, December 31, 1996 and
              1997                                   111,041         $0.90-$5.40     $           550
                                                   ==============                   ======================

                                   Continued
                                      F-13

                                FIBERSTARS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                      -----

9.     Shareholders' Equity, continued:

         Warrants, continued:

         At December 31, 1997, 111,041 outstanding warrants were exercisable. The Company has reserved 111,041 shares of common stock for issuance upon exercise of the common stock warrants.

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

         1994 Stock Option Plan:

         At December 31, 1997, an aggregate of 850,000 shares of the Company's common stock are reserved for issuance under the 1994 Stock Option Plan to employees, officers, directors and consultants at prices not lower than the fair market value of the common stock of the Company on the date of grant. Options granted may be either incentive stock options or nonstatutory stock options. The plan administrator (the Board of Directors or a committee of the Board) determines the terms of options granted under the plan including the number of shares subject to the option, exercise price, term and exercisability.

         1994 Directors' Stock Option Plan:

         At December 31, 1997, a total of 150,000 shares of common stock has been reserved for issuance under the 1994 Directors' Stock Option Plan. The plan provides for the granting of nonstatutory stock options to nonemployee directors of the Company.

                                   Continued

                                FIBERSTARS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                      -----

9.     Shareholders' Equity, continued:

         Activity Under the Stock Option Plans:

         Option activity under all plans comprised:

                                                                                Options Outstanding
                                                                  -------------------------------------------------
                                                                                       Weighted
                                                     Options                            Average
                                                    Available                          Exercise
                                                       for              Number           Price
                                                      Grant            of Shares       Per Share       Amount
                                                  --------------    ---------------- -------------- ---------------
                                                                                                    (in thousands)
Balances, December 31, 1994                         355,482             403,516       $       3.19         1,286
   Granted                                         (178,200)            178,200       $       5.51           963
   Canceled                                          23,560             (23,560)      $       3.40           (94)
   Exercised                                        (13,953)                          $       1.32           (18)
                                                  ----------          ---------                         ----------
Balances, December 31, 1995                         200,842             544,203       $       3.83         2,137
   Additional shares reserved                       500,000
   Granted                                         (299,050)            299,050       $       4.99         1,455
   Canceled                                          49,892             (49,892)      $       5.15          (216)
   Exercised                                         (7,188)                          $       1.04            (9)
                                                  ----------          ---------                         ----------
Balances, December 31, 1996                         451,684             786,173       $       4.10        $3,367
   Granted                                         (355,600)            355,600       $       4.93         1,866
   Canceled                                          22,724             (22,724)      $       4.83          (114)
   Exercised                                        (87,791)                          $       0.99           (97)
                                                  ----------          ---------                         ----------
Balances, December 31, 1997                         118,808           1,031,258                           $5,022
                                                  ----------          ---------                         ----------

       At December 31, 1997, 1996 and 1995, options to purchase 436,497, 372,818 and 259,289 shares of common stock, respectively were exercisable at weighted average fair values of $4.44, $3.46 and $2.78, respectively.

                                   Continued
                                      F-15

                                FIBERSTARS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                      -----

9.     Shareholders' Equity, continued:

         Activity Under the Stock Option Plans:

                                       OPTIONS                                        OPTIONS CURRENTLY
                                     OUTSTANDING                                         EXERCISABLE
          ------------------------------------------------------------------     -----------------------------
                                                    Weighted
                                                     Average         Weighted                       Weighted
                                     Number         Remaining        Average                        Average
                 Exercise           of Shares      Contractual       Exercise        Number         Exercise
                  Prices           Outstanding        Life            Price        Exercisable       Price
          ----------------------- --------------  --------------   ------------- ---------------- -------------
                                  (in thousands)    (in years)                    (in thousands)

                 $0.90-$0.90           79              4.5            $0.90             79           $0.90
                 $3.60-$4.63          111              6.7            $4.40             85           $4.37
                 $4.75-$4.75          287              4.0            $4.75             52           $4.75
                 $5.13-$5.88          494              4.2            $5.49            180           $5.49
                 $6.25-$6.50           60              3.1            $6.46             40           $6.48

         1994 Employee Stock Purchase Plan:

         At December 31, 1997, a total of 50,000 shares of common stock has been reserved for issuance under the 1994 Employee Stock Purchase Plan. The plan permits eligible employees to purchase common stock through payroll deductions at a price equal to the lower of 85% of the fair market value of the Company's common stock at the beginning or ending of the offering period. Employees may end their participation at any time during the offering period, and participation ends automatically on termination of employment with the Company. At December 31, 1997, 27,281 shares had been issued under this plan.

                                   Continued
                                      F-16

                                FIBERSTARS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                      -----

9.     Shareholders' Equity, continued:

         Stock-Based Compensation:

         The Company has adopted the  disclosure  only provision of Statement of
         Financial  Accounting  Standards No. 123 ("SFAS 123"),  "Accounting for
         Stock-Based Compensation." The Company, however, continues to apply APB
         25,   "Accounting   for  Stock  Issued  to   Employees,"   and  related
         interpretations   in  accounting   for  its  plans.   Accordingly,   no
         compensation  cost has been  recognized  for options  granted under the
         Stock  Option  Plans.  Had  compensation  cost  for  these  plans  been determined based on the fair value of the options at the grant date for awards in 1997,  1996 and 1995  consistent  with the provisions of SFAS
         123, the  Company's  net income  (loss) and net income (loss) per share would have been reduced to the pro forma  amounts  indicated  below (in thousands, except per share amounts):

                                                                             December 31,
                                                            -----------------------------------------------
                                                                1997            1996             1995
                                                            --------------   ------------    --------------
             Net income (loss) - as reported                $     644        $     511       $     (15)
                                                            ==============   ============    ==============
             Net income (loss) - pro forma                  $     480        $     422       $     (74)
                                                            ==============   ============    ==============
             Basic earnings per share - as reported         $    0.19        $    0.15       $   (0.00)
                                                            ==============   ============    ==============
             Basic earnings per share - pro forma           $    0.14        $    0.12       $   (0.02)
                                                            ==============   ============    ==============
             Diluted earnings per share - as reported       $    0.18        $    0.14       $   (0.00)
                                                            ==============   ============    ==============
             Diluted earnings per share - pro forma         $    0.13        $    0.12        $  (0.02)
                                                            ==============   ============    ==============

         As the provisions of SFAS 123 are only applied to stock options granted after January 1, 1995 in the above pro forma amounts, the impact of the pro forma stock compensation cost will likely continue to increase, as the vesting period for the Company's options and the period over which compensation is charged to expense is generally four years.

         The fair value of each option grant is estimated on the date of grant using a type of Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995:

                                             1997                   1996                   1995
                                     ---------------------   --------------------   --------------------
       Exercise price                       $5.20                   $4.80                  $5.32
       Expected life of option            3.91 years             3.89 years             3.86 years
       Risk-free interest rate              6.00%                   6.11%                  6.95%
       Expected volatility                   50%                     23%                    23%

                                    Contiued

                                FIBERSTARS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                      -----

10.      Income Taxes, continued:

The components of the  (provision  for) benefit from income taxes are as follows
(in thousands):

                                                                            Years Ended
                                                                           December 31,
                                                          ------------------------------------------------
                                                              1997            1996              1995
                                                          -------------    -------------     -------------
       Current:
       Federal                                            $    (20)        $    (23)         $        27
       State                                                   (10)              (1)                   9
                                                          -------------    -------------     -------------

                                                               (30)             (24)                  36
                                                          -------------    -------------     -------------
       Deferred:
       Federal                                                (386)            (303)                 (17)
       State                                                   (21)             (16)                  (8)
                                                          -------------    -------------     -------------
                                                              (407)            (319)                 (25)
                                                          -------------    -------------     -------------

       (Provision for) benefit from income taxes          $   (437)        $   (343)        $         11
                                                          =============    =============     =============

The principal items accounting for the difference between income taxes computed at the United States statutory rate and the provision for income taxes reflected in the statements of operations are as follows:

                                                                              Years Ended
                                                                             December 31,
                                                           --------------------------------------------------
                                                                1997              1996              1995
                                                           ---------------    ----------------  -------------
         United States statutory rate                           (34.0)%            (34.0)%          34.0%
         State taxes (net of federal tax benefit)                (3.9)              (5.5)            5.5

         Other                                                   (2.5)              (0.6)            2.8
                                                           ---------------    ---------------   -------------
                                                                (40.4)%            (40.1)%          42.3%
                                                           ===============    ===============   =============

                                   Continued

                                FIBERSTARS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                      -----
10.    Income Taxes, continued:

       The tax effects of temporary differences that give rise to significant portions of the deferred tax asset are as follows (in thousands):

                                                          Years Ended
                                                         December 31,
                                               ---------------------------------
                                                   1997                1996
                                               ---------------    --------------

         Allowance for doubtful accounts       $      117        $      94
         Accrued expenses and other reserves          352              336
         Depreciation and amortization                (31)               (7)
         General business credits                     215              100
         Net operating loss carryforwards              95              609
         Other                                        (17)               6
                                               ---------------   ---------------
         Total deferred tax asset              $      731        $   1,138
                                               ===============   ===============

       The Company has a federal net operating loss carryforward for tax purposes at December 31, 1997 of approximately $279,000. Additionally, at December 31, 1997 the Company had federal research and development credit carryforwards of approximately $190,000. The carryforwards expire from 1998 to 2007.

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

                                   Continued
                                      F-19

                                FIBERSTARS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                      -----

11.    Export Sales:

       A summary of export sales is as follows (in thousands):

                                            Year Ended December 31,
                              --------------------------------------------------
                                    1997             1996              1995
                              ----------------- --------------- ----------------

             U.S. Domestic    $    14,736       $   13,294         $    9,626
             Export                  3135            2,282              2,172
                              ----------------  ---------------  ---------------
                              $    17,871       $   15,576         $   11,798
                              ================  ===============  ===============

12.    Employee Retirement Plan:

       The Company maintains a 401(k) profit sharing plan for its employees who meet certain qualifications. The Plan allows eligible employees to defer up to 15% of their earnings, not to exceed the statutory amount per year on a pretax basis through contributions to the Plan. The Plan provides for employer contributions at the discretion of the Board of Directors; however, no such contributions were made in 1997 and 1996.

13.    Related Party Transactions:

       During 1997 and 1996, the Company advanced a total of $30,000 and $161,000 to four officers by way of promissory notes for the purchase of permanent residences. The notes are collateralized by certain issued or potentially issuable shares of the Company's common stock. The notes bear interest at rates ranging from 6% to 8% per annum and are repayable at various dates through 1999. At December 31, 1997, $30,000 had been repaid on these notes.

14.    Subsequent Event (unaudited):

       During 1997, the Company began cooperative development efforts with Advanced Lighting Technologies, Inc. (ADLT). ADLT acquired 18% of the Company's common stock in private transaction during 1997 and in the first quarter of 1998 ADLT acquired 353,600 shares increasing its ownership in the Company to almost 30%.

                                    Continued
                                      F-20

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Fiberstars, Inc.
Fremont, California

We have audited the accompanying balance sheets of Fiberstars, Inc. as of December 31, 1997 and 1996 and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fiberstars, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

San Jose, California
February 4, 1998