Form 10QSB
period 1998-03-31
FIBERSTARS INC /CA/
filed 1998-05-15
CIK 924168

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

     For the quarterly period ended   March 31,  1998
                                     ----------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the  transition  period  from . . . . . . . . . . to . . . . . . . . .

         Commission file number    0-24564
                                   -------

                                ---------------

                                FIBERSTARS, INC.
             (Exact name of registrant as specified in its charter)

                                ---------------


California                                  94-3021850
-----------------------------------         ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


       2883 Bayview Drive, Fremont, CA                      94538
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

                                  Yes  X  No
                                      ---    ---

Number of shares of Common Stock outstanding as of March 31, 1998:     3,537,140

                         Index to Exhibits is at page 13

                               Page 1 of 13 pages


                                FIBERSTARS, INC.

                                TABLE OF CONTENTS



                                                                                              Page
                                                                                              ----
                         Part I - FINANCIAL INFORMATION

Item 1         Financial Statements:

               a.   Balance Sheets
                    March 31, 1998 and December 31, 1997........................................3

               b.   Statements of Operations
                    Three months ended March 31, 1998 and 1997..................................4

               c.   Statements of Cash Flows
                    Three months ended March 31, 1998 and 1997..................................5

               d.   Notes to Financial Statements.............................................6-7

Item 2         Management's Discussion and Analysis of Financial
               Condition and Results of Operations...........................................8-11



                           Part II - OTHER INFORMATION


Item 6         Exhibits and Reports on Form 8-K................................................12

               Signatures......................................................................12



                                    EXHIBITS

               Index to Exhibits...............................................................13

Exhibit 27     Financial Data Schedule...........................................................



                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                                FIBERSTARS, INC.
                                 BALANCE SHEETS
                             (amounts in thousands)
                              ____________________

                                                         March 31,  December 31,
                                                           1998          1997
                                                         --------      --------
                                                       (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                             $    904      $    523
   Short-term investments                                   2,589         4,597
   Accounts receivable, net                                 4,340         2,525
   Notes and other account receivable                         133           161
   Inventories                                              3,038         3,068
   Prepaid expenses and other assets                          505           373
   Deferred income taxes                                      677           677
                                                         --------      --------
        Total current assets                               12,186        11,924

Fixed assets, net                                             988         1,003
Investment in joint venture                                    40            40
Other assets                                                  105           103
Deferred income taxes                                         201            54
                                                         --------      --------
        Total assets                                     $ 13,520      $ 13,124
                                                         ========      ========


LIABILITIES
Current Liabilities:
   Accounts payable                                      $  1,369      $  1,068
   Accrued expenses                                         1,598         1,318
   Current portion of long-term debt                            8            13
                                                         --------      --------
        Total current liabilities                           2,975         2,399
Long-term debt, less current portion                           14            17
                                                         --------      --------
        Total liabilities                                   2,989         2,416
                                                         ========      ========


SHAREHOLDERS' EQUITY
Common stock                                                    0             0
Additional paid-in capital                                 12,119        12,035
Note receivable from shareholder                              (75)          (75)
Accumulated deficit                                        (1,513)       (1,252)
                                                         --------      --------
        Total shareholders' equity                         10,531        10,708
                                                         --------      --------
        Total liabilities and shareholders' equity       $ 13,520      $ 13,124
                                                         ========      ========


                     The accompanying notes are an integral
                       part of these financial statements
                                     Page 3

                                FIBERSTARS, INC.
                            STATEMENTS OF OPERATIONS
                 (amounts in thousands except per share amounts)
                                   (Unaudited)
                                   __________


                                                            Three Months Ended
                                                                 March 31,
                                                             1998         1997
                                                           -------      -------
Net sales                                                  $ 4,659      $ 4,244
Cost of sales                                                3,144        2,306
                                                           -------      -------
          Gross profit                                       1,515        1,938
                                                           -------      -------

Operating expenses:
     Research and development                                  306          285
     Sales and marketing                                     1,278        1,143
     General and administrative                                402          362
                                                           -------      -------
          Total operating expenses                           1,986        1,790
                                                           -------      -------
               Income (loss) from operations                  (471)         148

Other income:
     Interest income, net                                       63           52
                                                           -------      -------
          Income (loss) before income taxes                   (408)         200
Benefit from (provision for) income taxes                      147          (80)
                                                           -------      -------
          Net income (loss)                                $  (261)     $   120
                                                           =======      =======

Net income (loss) per share - basic                        $ (0.07)     $  0.04
                                                           =======      =======
Shares used in per share calculation - basic                 3,515        3,414
                                                           =======      =======

Net income (loss) per share - diluted                      $ (0.07)     $  0.03
                                                           =======      =======
Shares used in per share calculation - diluted               3,515        3,543
                                                           =======      =======

                     The accompanying notes are an integral
                       part of these financial statements
                                    Page 4


                                                           FIBERSTARS INC.
                                                      STATEMENTS OF CASH FLOWS
                                                       (amounts in thousands)
                                                             (unaudited)
                                                             __________
                                                                                                       Three months ended March 31,
                                                                                                         1998                 1997
                                                                                                       -------              -------
Cash flows from operating activities:
     Net income (loss)                                                                                 $  (261)             $   120
                                                                                                       -------              -------
     Adjustments to reconcile net income (loss) to net cash
          used in operating activities:
               Depreciation                                                                                125                  108
               Provision for doubtful accounts receivable                                                   29                   17
               Deferred income taxes                                                                      (147)                  80
               Changes in assets & liabilities:
                       Accounts receivable                                                              (1,844)              (2,101)
                       Notes and other receivables                                                          28                  (76)
                       Inventories                                                                          30                 (377)
                       Prepaid expenses and other current assets                                          (132)                 (68)
                       Other assets                                                                         (2)                  14
                       Accounts payable                                                                    301                  445
                       Accrued expenses                                                                    280                  235
                                                                                                       -------              -------
                               Total adjustments                                                        (1,332)              (1,723)
                                                                                                       -------              -------
               Net cash used in operating activities                                                    (1,593)              (1,603)
                                                                                                       -------              -------


Cash flows from investing activities:
     Sale of short-term investments                                                                      2,008                  833
     Acquisition of fixed assets                                                                          (110)                (112)
                                                                                                       -------              -------
               Net cash provided by investing activities                                                 1,898                  721
                                                                                                       -------              -------

Cash flows from financing activities:
     Cash proceeds from sale of common stock                                                                84                    1
     Repayment of long term debt                                                                            (8)                  (3)
                                                                                                       -------              -------
               Net cash provided by (used in) financing activities                                          76                   (2)
                                                                                                       -------              -------

Net increase (decrease) in cash and cash equivalents                                                       381                 (884)
Cash and cash equivalents, beginning of period                                                             523                1,520
                                                                                                       -------              -------
Cash and cash equivalents, end of period                                                               $   904              $   636
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

The year-end balance sheet information was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1997, contained in the Company's 1997 Annual Report to Shareholders.

Earnings Per Share
The Company presents its earnings per share (EPS) in accordance with SFAS 128 which requires the presentation of basic and diluted EPS. Basic EPS is computed by dividing income available to shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental shares upon exercise of stock options and warrants.

In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

                                                            Three months ended
                                                                  March 31,
                                                          ----------------------
                                                            1998          1997
                                                          -------        -------
Numerator - Basic and diluted EPS
     Net income (loss)                                    $  (261)       $   120
Denominator - Basic EPS
     Weighted average shares outstanding                    3,515          3,414
                                                          -------        -------
Basic earnings per share                                  $ (0.07)       $  0.04
                                                          =======        =======

Denominator - Diluted EPS
     Denominator - Basic EPS                                3,515          3,414
     Effect of dilutive securities:
         Stock options and warrants                          --              129
                                                          -------        -------
                                                            3,515          3,543

Options and warrants to purchase 250,303 shares of common stock were outstanding at March 31, 1998, but were not included in the calculation of diluted EPS because their inclusion would have been antidilutive. At March 31, 1997, options and warrants to purchase 678,081 were outstanding, but were not included in the calculation of diluted EPS because their exercise prices

                                FIBERSTARS, INC.
                         NOTES TO FINANCIAL STATEMENTS

were greater than the average fair market price of the common shares outstanding during the period.

2.  Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                                      March 31,     December 31,
                                                        1998           1997
                                                       ------          ------
                                                     (unaudited)

Raw materials                                          $1,829          $2,020
Finished Goods                                          1,209           1,048
                                                       ------          ------
                                                       $3,038          $3,068
                                                       ======          ======

3.  Comprehensive Income

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," effective January 1, 1998. This statement requires the disclosure of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as net income plus revenues, expenses, gains and losses that, under generally accepted accounting principles, are excluded from net income. The Company does not have any components of comprehensive income which are excluded from net income for the three months ended March 31, 1997 and 1998 and, as such, no separate statement of comprehensive income has been presented

4.    Significant Equity Transactions

During 1997, the Company began cooperative development efforts with Advanced Lighting Technologies, Inc. (ADLT). ADLT acquired 18% of the Company's common stock in private transaction during 1997 and in the first quarter of 1998 ADLT acquired 353,600 shares increasing its ownership in the Company to almost 30%.

5.  Recent Pronouncements

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), which supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 changes current practice under SFAS 14 by establishing a new framework on which to base segment reporting and also requires interim reporting of segment information. SFAS 131 is effective for fiscal years beginning after December disclosures would not be required until the first quarter immediately subsequent to the fiscal year in which SFAS 131 is effective. The Company is evaluating the requirements of SFAS 131 and the effects, if any, on the Company's current reporting and disclosures.

                                FIBERSTARS, INC.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



The following discussion should be read in conjunction with the attached financial statements and notes thereto.



Net Sales

                                       Q1'98     Q1'97     change

     Net Sales ($000)                 $4,659    $4,244        10%

Net sales in the first quarter of 1998 increased 10% compared to the first quarter of 1997. A sizable increase in the company's commercial lighting was diluted by a decrease in sales in the pool division which was impacted negatively by poor weather conditions.



Gross Profit

                                       Q1'98     Q1'97     change

     Gross Profit ($000)              $1,515   $1, 938      (22%)

     Percentage of net sales             32%       46%

The Company's gross margin decreased to 32% of net sales in the quarter ended March 31, 1998, from 46% in the comparable period in 1997. The lower margin resulted from higher than expected costs in the initial production of the company's new Pool lighting System 2000(TM) products and efforts to meet slipping deadlines on this line, as well as a sales mix that dispropotionally favored illuminators over fiber. The company believes it will return to a more traditional sales mix in future quarters. The Company experiences variations in gross margin based on changes in the Company's sales volume, product mix, pricing, cost of materials and labor, and other factors; and there can be no assurance that the Company's operations and gross margin will not be adversely affected by changes in these factors or by disruptions in supplies or production capacity, or other factors.

Research and Development

                                       Q1'98     Q1'97     change

    Research & Development ($000)       $306      $285         7%

    Percentage of net sales               7%        7%

The increase in Research and Development expenses represents increased project activity, including a new commercial lighting illuminator being designed and developed for anticipated release in 1998. The Company expects to continue investing in research and product development; however, dollars and percentages may vary from period to period.



Selling and Marketing

                                       Q1'98     Q1'97     change

     Selling & Marketing ($000)       $1,278    $1,143        12%

     Percentage of net sales             27%       27%

Selling and marketing expenses increased by 12% in the first quarter of 1998 compared to the first quarter of 1997. The increase is primarily attributable to higher commissions (associated with higher sales in its lighting division), combined with increases in personnel and certain promotional expenses, especially new literature for the commercial lighting line.



General and Administrative

                                       Q1'98     Q1'97     change

     General & Administrative ($000)    $402      $362        11%

     Percentage of net sales              9%        9%

General and administrative expenses for the quarter increased by 11% compared to the first quarter of 1997, largely due to increased personnel cost and costs associated with implementation of new financial software.



Other Income

                                       Q1'98     Q1'97     change

     Other Income ($000)                 $63       $52        21%

     Percentage of net sales              1%        1%

Other income consists primarily of interest income, which increased slightly to $63,000 for the quarter, compared to $52,000 in the first quarter of 1997. Interest income varies from quarter to quarter based on fluctuations in interest rates and in the Company's cash balances.

Net Income

                                       Q1'98    Q1'97

     Net Income (Loss) ($000)         $(261)      $120

     Percentage of net sales            (6%)        3%

The loss for the quarter is attributable to the increase in the cost of goods related to a product sales mix that resulted in lower margins.


Liquidity and Capital Resources

For the three months ended March 31, 1998, cash and short term investments decreased by $1.6 million to $3.5 million. Cash used in operating activities totaled $1.6 million, consisting primarily of seasonal increases in accounts receivable.

The Company has a $1 million unsecured line of credit for working capital purposes and a $500,000 term loan commitment to finance equipment purchases. Both lines expire on June 28, 1998, and the Company expects them to be renewed at that time. At March 31, 1998, the Company had no borrowings outstanding against either of these lines of credit.

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

Competition is intense in each of the Company's markets. In the fiber optic pool lighting market, the Company competes with American Products, the largest manufacturer of electric pool lights, and Hayward Pool Products, a major pool product company which distributes one of the Company's competitor's products into the pool market. In addition, a number of companies offer fiber optic lighting products for commercial lighting, some of which compete directly with the Company's products. Some of these companies have substantially greater financial, technical and marketing resources than the Company. The Company anticipates that any future growth in fiber optic lighting will be accompanied by continuing increases in competition, which could accelerate growth in the market for fiber optic lighting, but which could adversely affect the Company's operating results.

The Company believes that the success of its business depends primarily on its technical innovation, marketing abilities and responsiveness to customer requirements, rather than on patents, trade secrets, trademarks, copyrights and other intellectual property rights. Nevertheless, the Company has a policy of seeking to protect its intellectual property through, among other things, the prosecution of patents with respect to certain of the Company's technologies. There are many issued patents and pending patent applications in the field of fiber optic technology, and certain of the Company's competitors hold, and have applied for, patents related to fiber optic lighting. Although to date the Company has not been involved in litigation challenging its intellectual property rights or asserting intellectual property rights of others, the Company has in the past received communications from third parties asserting rights in the Company's patents or that the Company's technology infringes intellectual property rights held by such third parties. Although, based on information currently available to it, the Company does not believe that any such claims involving its technology or patents are meritorious, there can be no assurance that the Company will not be required to engage in litigation to protect its patent rights or to defend the claims of others. In the event of litigation to determine the validity of any third party claims or claims by the Company against such third party, such litigation, whether or not determined in favor of the Company, could result in significant expense to the Company.

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

         The Company has currently made only limited efforts to determine the extent of and minimize the risk that the computer systems of the Company's suppliers or customers are not Year 2000 complaint, or will not become complaint on a timely basis. If Year 2000 problems prevent any the Company's suppliers from timely delivery of products or services required by the Company, the Company's operating results could be materially adversely affected. Further, if the Company's customers face Year 2000 problems that result in the deferral or cancellation of such customers' purchases of the Company's products and services, the Company's business, operating results and financial conditions could be materially adversely affected.

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

                                       FIBERSTARS, INC.


Date: May 14, 1998


                                   By: /s/ David N. Ruckert
                                       -----------------------------
                                           David N. Ruckert
                                           President, CEO


                                   (Principal Executive, Financial and
                                   Accounting Officer)

                                INDEX TO EXHIBITS



 Exhibit                                                             Page
 Number                                                             Number
 ------                                                             ------


    27        Financial Data Schedule