Form 10QSB
period 1998-06-30
FIBERSTARS INC /CA/
filed 1998-08-14
CIK 924168

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

(Mark one)

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

     For the quarterly period ended   June 30, 1998

[   ]    Transition  Report  Pursuant  to Section 13 or 15(d) of the  Securities
         Exchange Act of 1934

     For the transition period from ................... to .....................

         Commission file number   0-24564
                                  -------

                                ----------------

                                FIBERSTARS, INC.
             (Exact name of registrant as specified in its charter)

                                ----------------

California                                  94-3021850
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


           2883 Bayview Drive, Fremont, CA                  94538
           (Address of principal executive offices)         (Zip Code)

      (Registrant's telephone number, including area code): (510)490-0719

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes X       No
                                  ---        ---

Number of shares of Common Stock outstanding as of June 30, 1998:   3,560,294
                         Index to Exhibits is at page 15

                               Page 1 of 15 pages

                                 FIBERSTARS, INC.

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----

                         Part I - FINANCIAL INFORMATION

Item 1      Financial Statements:

            a.   Balance Sheets
                 June 30, 1998 and December 31, 1997...........................3

            b.   Statements of Operations
                 Three months ended June 30, 1998 and 1997.....................4

            c.   Statements of Cash Flows
                 Three months ended June 30, 1998 and 1997.....................5

            d.   Notes to Financial Statements...............................6-8

Item 2      Management's Discussion and Analysis of Financial
            Condition and Results of Operations.............................9-12



                           Part II - OTHER INFORMATION

Item 4      Submission of Matters to a Vote of Securities Holders.............13

Item 6      Exhibits and Reports on Form 8-K..................................13

            Signatures........................................................14



                                    EXHIBITS

            Index to Exhibits.................................................15

Exhibit 27  Financial Data Schedule.............................................

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------


                                FIBERSTARS, INC.
                                 BALANCE SHEETS
                             (amounts in thousands)

                              --------------------

                                                        June 30,      December 31,
                                                          1998            1997
                                                      ------------    ------------
                                                       (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                         $      1,424    $        523
    Short-term investments                                   3,070           4,597
    Accounts receivable, net                                 4,010           2,525
    Notes and other account receivable                         150             161
    Inventories                                              3,227           3,068
    Prepaid expenses and other assets                          367             373
    Deferred income taxes                                      677             677
                                                      ------------    ------------
         Total current assets                               12,925          11,924

Fixed assets, net                                            1,017           1,003
Investment in joint venture                                     20              40
Other assets                                                   204             103
Deferred income taxes                                           26              54
                                                      ------------    ------------
         Total assets                                 $     14,192    $     13,124
                                                      ============    ============


LIABILITIES
Current Liabilities:
    Accounts payable                                  $      1,261    $      1,068
    Accrued expenses                                         1,991           1,318
    Current portion of long-term debt                            8              13
                                                      ------------    ------------
         Total current liabilities                           3,260           2,399
Long-term debt, less current portion                            12              17
                                                      ------------    ------------
         Total liabilities                                   3,272           2,416
                                                      ------------    ------------


SHAREHOLDERS' EQUITY
Common stock                                                     0               0
Additional paid-in capital                                  12,217          12,035
Note receivable from shareholder                               (75)            (75)
Accumulated deficit                                         (1,222)         (1,252)
                                                      ------------    ------------
         Total shareholders' equity                         10,920          10,708
                                                      ------------    ------------
         Total liabilities and shareholders' equity   $     14,192    $     13,124
                                                      ============    ============

                     The accompanying notes are an integral
                       part of these financial statements

                                FIBERSTARS, INC.
                            STATEMENTS OF OPERATIONS
                 (amounts in thousands except per share amounts)
                                   (Unaudited)

                                   ----------

                                                  Three Months Ended June 30,    Six Months Ended June 30,
                                                      1998           1997           1998           1997
                                                    --------       --------       --------       --------

Net sales                                           $  6,162       $  5,831       $ 10,821       $ 10,075
Cost of sales                                          3,657          3,213          6,801          5,519
                                                    --------       --------       --------       --------
           Gross profit                                2,505          2,618          4,020          4,556
                                                    --------       --------       --------       --------

Operating expenses:
     Research and development                            344            303            651            588
     Sales and marketing                               1,343          1,354          2,620          2,498
     General and administrative                          378            364            779            726
                                                    --------       --------       --------       --------
           Total operating expenses                    2,065          2,021          4,050          3,812
                                                    --------       --------       --------       --------
                Income (loss) from operations            440            597            (30)           744

Other income:
     Equity in joint ventures' loss                      (20)             0            (20)             0
     Interest income, net                                 45             42            108             95
                                                    --------       --------       --------       --------
           Income before income taxes                    465            639             58            839
Provision for income taxes                              (174)          (256)           (28)          (335)
                                                    --------       --------       --------       --------
           Net income                               $    291       $    383       $     30       $    504
                                                    ========       ========       ========       ========

Net income per share - basic                        $   0.08       $   0.11       $   0.01       $   0.15
                                                    ========       ========       ========       ========
Shares used in per share calculation - basic           3,554          3,419          3,534          3,416
                                                    ========       ========       ========       ========

Net income per share - diluted                      $   0.08       $   0.11       $   0.01       $   0.14
                                                    ========       ========       ========       ========
Shares used in per share calculation - diluted         3,639          3,598          3,637          3,580
                                                    ========       ========       ========       ========

                     The accompanying notes are an integral
                       part of these financial statements

                                 FIBERSTARS INC.
                            STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                                   (unaudited)

                                   ----------

                                                                                Six months ended June 30,
                                                                                     1998       1997
                                                                                   -------    -------

Cash flows from operating activities:
      Net income                                                                   $    30    $   504
                                                                                   -------    -------
      Adjustments to  reconcile  net  income to net cash  provided  by (used in)
           operating activities:
                Depreciation                                                           235        215
                Provision for doubtful accounts receivable                              57         37
                Deferred income taxes                                                   28        336
                Equity in joint ventures' loss                                          20
                Changes in assets & liabilities:
                        Accounts receivable                                         (1,542)    (1,017)
                        Inventories                                                   (159)      (335)
                        Prepaid expenses and other current assets                        6         12
                        Other assets                                                   (90)
                        Accounts payable                                               193         78
                        Accrued expenses                                               673        561
                                                                                   -------    -------
                                Total adjustments                                     (579)      (113)
                                                                                   -------    -------
                Net cash provided by (used in) operating activities                   (549)       391
                                                                                   -------    -------

Cash flows from investing activities:
      Sale of short-term investments                                                 1,527         46
      Repayment of loans made to officers                                               30
      Loans made to officers                                                           (30)       (50)
      Acquisition of fixed assets                                                     (249)      (250)
                                                                                   -------    -------
                Net cash provided by (used in) investing activities                  1,278       (254)
                                                                                   -------    -------

Cash flows from financing activities:
      Cash proceeds from sale of common stock                                          182         29
      Repayment of long term debt                                                      (10)        (5)
                                                                                   -------    -------
                Net cash provided by financing activities                              172         24
                                                                                   -------    -------

Net increase in cash and cash equivalents                                              901        161
Cash and cash equivalents, beginning of period                                         523      1,520
                                                                                   -------    -------
Cash and cash equivalents, end of period                                           $ 1,424    $ 1,681
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

Earnings Per Share

The Company presents its earnings per share (EPS) in accordance with SFAS 128, which requires the presentation of basic and diluted EPS. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental shares upon exercise of stock options and warrants.

In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

                                                 Three months             Six months
                                                ended June 30,          ended June 30,
                                              ------------------      ------------------
                                               1998        1997        1998        1997
                                              ------      ------      ------      ------
Numerator - Basic and diluted EPS
     Net income                               $  291      $  383      $   30      $  504
Denominator - Basic EPS
     Weighted average shares outstanding       3,554       3,419       3,534       3,416
                                              ------      ------      ------      ------
Basic earnings per share                      $ 0.08      $ 0.11      $ 0.01      $ 0.15
                                              ======      ======      ======      ======

Denominator - Diluted EPS
     Denominator - Basic EPS                   3,554       3,419       3,534       3,416
     Effect of dilutive securities:
         Stock options                            85         179         103         164
                                              ------      ------      ------      ------
                                               3,639       3,598       3,637       3,580
                                              ------      ------      ------      ------
Diluted earnings per share                    $ 0.08      $ 0.11      $ 0.01      $ 0.14
                                              ======      ======      ======      ======

Options and warrants to purchase 569,466 and 100,000 shares of common stock were outstanding at June 30, 1998 and 1997, respectively, but were not included in the calculation of diluted earnings per share, because the exercise price was greater than the average market price of the common shares outstanding during the period.

                                FIBERSTARS, INC.
                          NOTES TO FINANCIAL STATEMENTS


2.  Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                                 June 30,      December 31,
                                                 --------      ------------
                                                   1998            1997
                                                   ----            ----
                                                (unaudited)

Raw materials                                     $2,049          $2,020
Finished Goods                                     1,178           1,048
                                                  ------          ------
                                                  $3,227          $3,068
                                                  ======          ======

3.  Comprehensive Income

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," effective January 1, 1998. This statement requires the disclosure of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as net income plus revenues, expenses, gains and losses that, under generally accepted accounting principles, are excluded from net income. The Company does not have any components of comprehensive income which are excluded from net income for the six months ended June 30, 1997 and 1998 and, as such, no separate statement of comprehensive income has been presented.

4.  Lines of Credit

As of June 28, 1998, the Company's bank lines of credit were renewed under terms equivalent to the previous borrowing arrangements. The current arrangements consist of the following:

a) A $1.0 million revolving line of credit, bearing interest at prime plus 0.125%. Borrowings under this line are unsecured, and the Company must maintain a zero balance for at least 30 consecutive days during each fiscal year.

b) A $500,000 term loan commitment to finance equipment purchases. Under this note, the Company may finance up to 80% of the cost of new equipment and 75% of the cost of used equipment. The note is secured by a security interest in all equipment financed with the proceeds. Borrowings bear interest at prime plus 0.5%. Interest only is payable monthly until June 28, 1999, after which the principal plus interest is repayable in 36 monthly installments.

These borrowing arrangements require the Company to meet certain financial covenants with respect to net worth, liquidity and profitability. Both expire June 28, 1999. At June 30, 1998, the Company had no borrowings outstanding against either of these lines of credit.

                                FIBERSTARS, INC.
                          NOTES TO FINANCIAL STATEMENTS


5.  Recent Pronouncements

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), which supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 changes current practice under SFAS 14 by establishing a new framework on which to base segment reporting and also requires interim reporting of segment information. SFAS 131 is effective for fiscal years beginning after December 1997. Disclosures would not be required until the first quarter immediately subsequent to the fiscal year in which SFAS 131 is effective. The Company is evaluating the requirements of SFAS 131 and the effects, if any, on the Company's current reporting and disclosures.

                                FIBERSTARS, INC.


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

The following discussion should be read in conjunction with the attached financial statements and notes thereto.

Net Sales
---------

                                      Q2'98      Q2'97     change      YTD'98      YTD'97     change

     Net Sales ($000)                $6,162     $5,831       6%       $10,821     $10,075       7%

Overall net sales increased on a quarterly and year-to-date basis. Commercial Lighting sales were substantially higher domestically, partially offset by softer pool sales.

Gross Profit
------------

                                      Q2'98      Q2'97     change      YTD'98      YTD'97     change

     Gross profit ($000)             $2,505     $2,618       -4%      $4,020      $4,556        -12%

     Percentage of net sales            41%        45%                   37%         45%

The Company's gross margin for the quarter at 41% was lower than the same quarter of the previous year. It has improved compared to the first quarter of 1998. As in the first quarter, added costs associated with a new line of pool products resulted in the lower margin compared with one year ago. The Company experiences variations in gross margin based on changes in sales volume, product mix, pricing, cost of materials and labor, and other factors. There can be no assurance that the Company's operations and gross margin will not be adversely affected by changes in these factors or by disruptions in supplies or production capacity, or other factors.

Research and Development
------------------------

                                      Q2'98      Q2'97     change      YTD'98      YTD'97     change

     Research & Development ($000)     $344       $303       14%         $651        $588       11%

     Percentage of net sales             6%         5%                     6%          6%

Research and Development expenses increased 14% and 11% for the three and six month periods ended June 30, 1998, respectively, over the comparable periods in 1997. The increase in Research and Development expenses represents increased project activity, including new illuminators being designed and developed for anticipated release in 1998 and 1999. Continuing to improve product performance and achieve lower costs are two of the Company's main goals and the Company expects to continue to expand research and development activities over time; however, the expense dollars and percentages may vary from period to period.

Sales and Marketing
-------------------

                                      Q2'98      Q2'97     change      YTD'98      YTD'97     change

     Sales & Marketing ($000)        $1,343     $1,354       -1%       $2,620      $2,498        5%

     Percentage of net sales            22%        23%                    24%         25%

Sales and marketing expenses decreased 1%, as a percentage of sales for both the three and six month periods ended June 30, 1998 over the comparable periods in 1997. Sales and marketing expense was approximately the same in the second quarter of 1998 compared to the second quarter of 1997, and increased 5% for the six months ended June 30, 1998 as a result of higher first quarter marketing and selling costs related to new product releases.

General and Administrative
--------------------------

                                      Q2'98      Q2'97     change      YTD'98      YTD'97     change

     General & Administrative ($000)   $378       $364       4%          $779        $726       7%

     Percentage of net sales             6%         6%                     7%          7%

General and administrative expenses remained relatively flat for both the three and six month periods ended June 30, 1998 compared to the comparable periods in the prior year. Slight increases were due to higher personnel costs.

Other Income (Expense)
----------------------

                                      Q2'98      Q2'97     change      YTD'98      YTD'97     change

     Other Income (Expense) ($000)      $25        $42      -41%          $88         $95      -7%

     Percentage of net sales             1%         1%                     1%          1%

Other income is primarily comprised of interest income, which varies from quarter to quarter based on fluctuations in interest rates and in the Company's cash balances, and income (loss) from the Company's investment in a joint venture. The substantial decrease in the second quarter of 1998 compared to the same quarter in 1997 was due to a loss generated by the joint venture.

Net Income
----------

                                      Q2'98      Q2'97     change      YTD'98      YTD'97     change

       Net Income ($000)               $291       $383      -24%          $30        $504      -94%

       Percentage of net sales           5%         7%                     --          5%

The decrease in net income is primarily attributable to lower margins in the current year.

Liquidity and Capital Resources
-------------------------------

For the six months ended June 30, 1998, cash and short term investments decreased by $626,000 to $4.49 million, of which $549,000 was used by operating activities.

The Company believes that existing cash balances, together with the Company's bank lines of credit and funds that may be generated from operations, will be sufficient to finance the Company's currently anticipated working capital requirements and capital expenditure requirements for at least the next twelve months.

Certain Factors Affecting Future Performance
--------------------------------------------

This Report contains forward looking statements, including without limitation those set forth in the "Gross Profit" and "Research and Development" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company's actual performance may vary from such statements as a result of a variety of risk and other factors, including those set forth in this Report.

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

Competition is increasing in a number of the Company's markets. For example, the two largest pool equipment supply companies, Hayward Pool Products and Pac-Fab (ESSEF, Inc.), now distribute fiber optic lighting systems. In addition, a number of companies offer fiber optic lighting products for commercial lighting, some of which compete directly with the Company's products. Some of these companies have substantially greater financial, technical and marketing resources than the Company. The Company anticipates that any future growth in fiber optic lighting will be accompanied by continuing increases in competition, which could accelerate growth in the market for fiber optic lighting, but which could adversely affect the Company's operating results.

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

Year 2000 Compliance
--------------------

Many currently installed computer systems are not capable of distinguishing 20th century dates from 21st century dates. As a result, in less than two years, computers systems and/or software used by many compaines in a very wide variety of applications will experience operating difficulties unless they are modified or upgraded to adequately process information involving, related to or dependent upon the century change. Significant uncertainty exists in the software and other industries concerning the scope and magnitude of problems associated with the century change. In light of the potentially broad effects of the year 2000 on a wide range of business systems, the Company's products and services may be affected. The Company is currently assessing the potential overall impact of the impending century change on the Company's business, financial condition and results of operations.

The Company utilizes and is dependent upon data processing computer hardware and software to conduct its business, and recently completed an upgrade of all such hardware and software. Based on the Company's assessment to date, the Company believes its computer systems are "Year 2000 compliant;" this is, capable of adequately distinguishing 21st century dates from 20th century dates. However, there can be no assurance that the Company has or will timely indentify and remediate all significant Year 2000 problems in its own computer systems, that remedial efforts subsequently made will not involve significant time and expense, or that such problems will not have a material adverse effect on the Company's business, operating results and financial conditions.

The Company has currently made only limited efforts to determine the extent of and minimize the risk that the computer systems of the Company's suppliers or customers are not Year 2000 compliant, or will not become compliant on a timely basis. If Year 2000 problems prevent any of the Company's suppliers from timely delivery of products or services required by the Company, the Company's operating results could be materially adversely affected. Further, if the Company's customers face Year 2000 problem that result in the deferral or cancellation of such customers' purchases of the Company's products and services, the Company's business, operating results and financial conditions could be materially adversely affected.

                           PART II - OTHER INFORMATION
Item 4.     Submission of Matters to a Vote of Securities Holders
            -----------------------------------------------------

         At the Company's Annual Meeting of Stockholders held on June 24, 1998, the shareholders approved a proposal to amend the 1994 Stock Option Plan (the "1994 Plan") to increase the number of shares of the Company's Common Stock reserved for issuance under the 1994 plan by 500,000 shares (with 800,271 affirmative votes, 98,332 negative votes, 3,366 abstentions and 1,897,054 broker non-votes).

         The shareholders also approved a proposal to amend the 1994 Directors' Stock Option Plan (the Directors' Plan) to increase the number of shares of the Company's Common Stock reserved for issuance under the Directors' Plan by 50,000 shares (with 779,774 affirmative votes, 117,579 negative votes, 4,616 abstentions and 1,897,054 broker non-votes).

         The shareholders also elected the following persons to serve as directors in the ensuing year:

                                VOTES          VOTES          BROKER
         NAME                    FOR          WITHHELD       NON-VOTES
         ----                    ---          --------       ---------

Theodore L. Eliot, Jr.        2,782,523        16,500            -
Michael Feuer, Ph.D.          2,783,123        15,900            -
B. J. Garet                   2,782,623        16,400            -
Wayne R. Hellman              2,783,623        15,400            -
David N. Ruckert              2,783,623        15,400            -
John B. Stuppin               2,783,223        15,800            -
Philip E. Wolfson, M.D.       2,783,223        15,800            -

The shareholders also ratified the appointment of PricewaterhouseCoopers LLP as the Corporation's independent accountants for fiscal 1998 (with 2,783,523 affirmative votes, 115,400 negative votes, 100 abstentions and zero broker non-votes).

Item 5. Other Information.

Pursuant to Rule 14a-4(c)(i) of the Securities Exchange Act of 1934, as amended, the Company's proxy for the 1999 Annual Meeting of Shareholders may confer discretionary authority to vote on any proposal submitted by a shareholder if written notice of such proposal is not received by the Company at its offices at 2883 Bayview Drive, Fremont, CA 94538, on or before March 31, 1999, or, if the 1999 Annual Meeting of Shareholders is held more than 30 days before or after June 24, 1999, within a reasonable time of the mailing of the Company's proxy materials for the 1999 Annual Meeting of Shareholders.

Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------

         (a)      The following exhibits have been filed with this Report:

                  Exhibit 10.29 - Loan Agreement dated as of June 28, 1998,
                                  between the Registrant and Wells Fargo Bank.

                  Exhibit 10.30 - Term Commitment Note of the Registrant dated as of June 28, 1998, to Wells Fargo Bank.

                  Exhibit 10.31 - Revolving Line of Credit Note of the
                                  Registrant dated as of June 28, 1998, to Wells Fargo Bank.

                  Exhibit 27 - Financial Data Schedule

         (b) The Company filed no reports on Form 8-K during the period covered by this report.

Items 1, 2,  and 3 are not applicable and have been omitted.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FIBERSTARS, INC.


Date: August 13, 1998

                                        By:   /s/ Robert A. Connors
                                            ------------------------------------
                                            Robert A. Connors
                                            Vice President, Finance
                                            and Chief Financial Officer

                                INDEX TO EXHIBITS


Exhibit                                                                    Page
Number                                                                    Number
------                                                                    ------

 10.29      Loan Agreement dated as of June 28, 1998, between
            the Registrant and Wells Fargo Bank.                           16

 10.30      Term Commitment Note of the Registrant dated as of
            June 28, 1998, to Wells Fargo Bank.                            24

 10.31      Revolving Line of Credit Note of the Registrant dated
            as of June 28, 1998, to Wells Fargo Bank.                      27

 27         Financial Data Schedule