Form 10QSB
period 1998-09-30
FIBERSTARS INC /CA/
filed 1998-11-17
CIK 924168

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

(Mark one)

[ X ] Quarterly  report  pursuant to Section 13 or 15(d) of the  Securities  and
      Exchange Act of 1934

      For the quarterly period ended   September 30,  1998

[   ] Transition  Report  Pursuant  to  Section  13 or 15(d)  of the  Securities
      Exchange Act of 1934

      For the transition period from ______________ to ______________.

      Commission file number 0-24564


                                ----------------
                                FIBERSTARS, INC.
             (Exact name of registrant as specified in its charter)
                                ----------------



California                                                   94-3021850
-------------------------------                              ----------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)


      2883 Bayview Drive, Fremont, CA                               94538
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

                                  Yes _ X_  No ____



Number of shares of Common Stock outstanding as of September 30, 1998: 3,663,402

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

               a.   Balance Sheets
                    September 30, 1998 and December 31, 1997....................................3

               b.   Statements of Operations
                    Three and nine months ended September 30, 1998 and 1997.....................4

               c.   Statements of Cash Flows
                    Nine months ended September 30, 1998 and 1997...............................5

               d.   Notes to Financial Statements.............................................6-7

Item 2         Management's Discussion and Analysis of Financial
               Condition and Results of Operations...........................................8-12



                           Part II - OTHER INFORMATION


Item 6         Exhibits and Reports on Form 8-K................................................13

               Signatures......................................................................13



                                    EXHIBITS

               Index to Exhibits...............................................................14


                          PART I. FINANCIAL INFORMATION

         Item 1.    Financial Statements

                                           FIBERSTARS, INC.
                                            BALANCE SHEETS
                                        (amounts in thousands)
                                         ____________________
                                                           September 30,        December 31,
                                                              1998                  1997
                                                          -------------         -------------
                                                           (unaudited)
         ASSETS
         Current assets:
             Cash and cash equivalents                    $        1,376        $          523
             Short-term investments                                4,080                 4,597
             Accounts receivable, net                              2,708                 2,525
             Notes and other account receivable                      145                   161
             Inventories                                           3,385                 3,068
             Prepaid expenses and other assets                       392                   373
             Deferred income taxes                                   597                   677
                                                          ---------------       ---------------
                 Total current assets                             12,683                11,924

         Fixed assets, net                                           912                 1,003
         Goodwill, net                                               766                     0
         Investment in joint venture                                  20                    40
         Other assets                                                205                   103
         Deferred income taxes                                         0                    54
                                                          ---------------       ---------------
                 Total assets                             $       14,586        $       13,124
                                                          ===============       ================

         LIABILITIES
         Current Liabilities:
             Accounts payable                             $        1,011        $        1,068
             Accrued expenses                                      1,895                 1,318
             Current portion of long-term debt                         8                    13
                                                          ---------------       ---------------
                 Total current liabilities                         2,914                 2,399
         Long-term debt, less current portion                         14                    17
                                                          ---------------       ---------------
                 Total liabilities                                 2,928                 2,416
                                                          ---------------       ---------------


         SHAREHOLDERS' EQUITY
         Common stock                                                  0                     0
         Additional paid-in capital                               12,767                12,035
         Note receivable from shareholder                            (75)                  (75)
         Accumulated deficit                                      (1,034)               (1,252)
                                                          ---------------       ---------------
                 Total shareholders' equity                       11,658                10,708
                                                          ---------------       ---------------
                 Total liabilities and
                     shareholders' equity                 $       14,586        $       13,124
                                                          ===============       ===============

                              The accompanying notes are an integral
                                part of these financial statements


                                                       FIBERSTARS, INC.
                                                   STATEMENTS OF OPERATIONS
                                       (amounts in thousands except per share amounts)
                                                         (Unaudited)
                                                          __________


                                                       Three Months Ended September 30,     Nine Months Ended September 30,
                                                          1998            1997                  1998             1997
                                                         --------        --------             ---------        ---------
       Net sales                                       $   5,477       $   4,001            $   16,298       $   14,076
       Cost of sales                                       3,386           2,266                10,188            7,785
                                                       ----------      ----------           -----------      -----------
                Gross profit                               2,091           1,735                 6,110            6,291
                                                       ----------      ----------           -----------      -----------

       Operating expenses:
          Research and development                           301             307                   952              896
          Sales and marketing                              1,192             922                 3,812            3,419
          General and administrative                         372             344                 1,151            1,069
                                                       ----------      ----------           -----------      -----------
                Total operating expenses                   1,865           1,573                 5,915            5,384
                                                       ----------      ----------           -----------      -----------
                    Income from operations                   226             162                   195              907

       Other income:
          Equity in joint venture's loss                       0             (10)                  (20)             (10)
          Interest income, net                                69              77                   177              171
                                                       ----------      ----------           -----------      -----------
                Income before income taxes                   295             229                   352            1,068
       Provision for income taxes                           (106)            (95)                 (134)            (431)
                                                       ----------      ----------           -----------      -----------
                Net income                             $     189       $     134            $      218       $      637
                                                       ==========      ==========           ===========      ===========

       Net income per share - basic                    $    0.05       $    0.04            $     0.06       $     0.19
                                                       ==========      ==========           ===========      ===========
       Shares used in per share calculation - basic        3,601           3,451                 3,557            3,428
                                                       ==========      ==========           ===========      ===========

       Net income per share - diluted                  $    0.05       $    0.04            $     0.06       $     0.19
                                                       ==========      ==========           ===========      ===========
       Shares used in per share calculation - diluted      3,653           3,630                 3,643            3,440
                                                       ==========      ==========           ===========      ===========

                                           The accompanying notes are an integral
                                             part of these financial statements


                                                  FIBERSTARS INC.
                                             STATEMENTS OF CASH FLOWS
                                              (amounts in thousands)
                                                    (unaudited)
                                                    __________
                                                                             Nine months ended September 30,
                                                                             1998                       1997
                                                                         -------------              -------------
Cash flows from operating activities:
     Net income                                                        $          218             $          637
                                                                       ---------------            ---------------
     Adjustments to reconcile net income to net cash provided by operating activities:
               Depreciation and amortization                                      411                        327
               Provision for doubtful accounts receivable                          72                         56
               Deferred income taxes                                              134                        432
               Equity in joint ventures' loss                                      20                          9
               Changes in assets & liabilities:
                       Accounts receivable                                       (207)                       824
                       Inventories                                               (232)                      (761)
                       Prepaid expenses and other current assets                  (17)                      (276)
                       Other assets                                              (100)                        11
                       Accounts payable                                           (98)                       (76)
                       Accrued expenses                                           522                        325
                                                                       ---------------            ---------------
                               Total adjustments                                  505                        871
                                                                       ---------------            ---------------
               Net cash provided by operating activities                          723                      1,508
                                                                       ---------------            ---------------


Cash flows from investing activities:
     Sale of short-term investments                                               517                       (460)
     Repayment of loans made to officers                                           44
     Loans made to officers                                                       (30)                       (47)
     Acquisition of business, net of cash acquired                               (260)
     Acquisition of fixed assets                                                 (310)                      (300)
                                                                       ---------------            ---------------
               Net cash used in investing activities                              (39)                      (807)
                                                                       ---------------            ---------------

Cash flows from financing activities:
     Cash proceeds from sale of common stock                                      182                         82
     Repayment of long term debt                                                  (13)                        (9)
                                                                       ---------------            ---------------
               Net cash provided by financing activities                          169                         73
                                                                       ---------------            ---------------

Net increase in cash and cash equivalents                                         853                        774
Cash and cash equivalents, beginning of period                                    523                      1,520
                                                                       ---------------            ---------------
Cash and cash equivalents, end of period                               $        1,376             $        2,294
                                                                       ===============            ===============

Non-cash investing activities:
     Common stock issued in connection with acquisitions               $          550
                                                                       ===============

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


In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows
(in thousands, except per share amounts):

                                                     Three months                  Nine months
                                                     ended Sept.30,                ended Sept. 30,
                                                    ---------------                ---------------
                                                    1998         1997              1998       1997
                                                    ----         ----              ----       ----
Numerator - Basic and diluted EPS
     Net income                                     $ 189        $ 134             $ 218      $ 637
Denominator - Basic EPS
     Weighted average shares outstanding            3,601        3,451             3,557      3,428
Basic earnings per share                            $0.05        $0.04             $0.06      $0.19
                                                    =====        =====             =====      =====

Denominator - Diluted EPS
     Denominator - Basic EPS                        3,601        3,451             3,557      3,428
     Effect of dilutive securities:
         Stock options                                 52          179                86         12
                                                    -----        -----             -----      -----
                                                    3,653        3,630             3,643      3,440
                                                    -----        -----             -----      -----
Diluted earnings per share                          $0.05        $0.04             $0.06      $0.19
                                                    =====        =====             =====      =====

Options and warrants to purchase 945,065 and 603,725 shares of the Company's common stock were outstanding for the three and nine months ended September 30, 1998, respectively. Warrants to purchase 100,000 shares of the Company's common stock were outstanding for the three and nine months ended September 30, 1997. These potentially dilutive securities were not included in the calculation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares outstanding for the period.

2.  Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                           September 30,           December 31,
                                           -------------           ------------
                                               1998                    1997
                                               ----                    ----
                                            (unaudited)

Raw materials                               $   2,367               $   2,020
Finished Goods                                  1,018                   1,048
                                             --------                --------
                                            $   3,385               $   3,068
                                             ========                ========

3.  Comprehensive Income

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," effective January 1, 1998. This statement requires the disclosure of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as net income plus revenues, expenses, gains and losses that, under generally accepted accounting principles, are excluded from net income. The Company does not have any components of comprehensive income which are excluded from net income for the nine months ended September 30, 1997 and 1998 and, as such, no separate statement of comprehensive income has been presented.

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

                                FIBERSTARS, INC.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



The following discussion should be read in conjunction with the attached financial statements and notes thereto.



Net Sales

                       Q3'98     Q3'97   change     YTD'98      YTD'97    change

     Net Sales ($000) $5,477    $4,001      37%    $16,298     $14,076       16%

Net sales increased over the third quarter of 1997 in the Company's Commercial Lighting and Pool markets. For the year to date period, all of the growth is accounted for by Commercial Lighting, with the Pool group approximately even with a year ago.



Gross Profit

                               Q3'98   Q3'97  change   YTD'98   YTD'97    change

     Gross profit ($000)      $2,091  $1,735     21%   $6,110   $6,291       -3%

     Percentage of net sales     38%     43%              38%      45%

The Company's gross margin for the quarter and year to date at 38% of net sales was lower than the same period in the previous year, due to the increased cost of the new System 2000(TM) Pool product line, as well as product mix changes in the previous year. The decrease in gross margin as a percentage of net sales is based on changes in sales volume, product mix, pricing, cost of materials and labor, and other factors. There can be no assurance that the Company's operations and gross margin will not continue to be adversely affected by changes in these factors or by disruptions in supplies or production capacity, or other factors.



Research and Development

                                 Q3'98  Q3'97  change    YTD'98  YTD'97   change

  Research & Development ($000)   $301   $307     -2%      $952    $896       6%

  Percentage of net sales           6%     8%                6%      6%

Third quarter Research and Development expenses were 6,000 lower than the same quarter a year earlier. During the first nine months of the year, Research and Development spending increased by 6% over the comparable period of 1997. The increase in the year to date period resulted from higher levels of project expenses, including regulatory testing expenses. Projects nearing completion include a new commercial illuminator, the Model 601, which is expected to ship beginning in the fourth quarter, and a new product line for the Pool & Spa market called the Fiberstars Lifetime Illuminator(TM), also to be introduced in the fourth quarter. The Company expects to continue investing significantly in research and product development; however, dollars and percentages may vary from period to period.



Sales and Marketing

                              Q3'98  Q3'97  change       YTD'98   YTD'97  change

  Sales & Marketing ($000)   $1,192   $922     29%       $3,812   $3,419     12%

  Percentage of net sales       22%    23%                  23%      24%

Sales and marketing expenses have increased in absolute dollars over the comparable periods of 1997, primarily due to increases in commissions and certain promotional expenses that are directly related to sales volume. Total selling and marketing expenses increased less rapidly than revenue, and thus have decreased as a percentage of sales.



General and Administrative

                                  Q3'98  Q3'97  change    YTD'98  YTD'97  change

  General & Administrative ($000)  $372   $344      8%    $1,151  $1,069      8%

  Percentage of net sales            7%     9%                7%      8%

General and administrative expenses increased by 8% in the third quarter and the year-to-date period compared to the corresponding periods of 1997. These increases resulted from the hiring of additional personnel and other associated costs to support growth in the Company's business. Nevertheless, general and administrative expenses decreased as a percentage of sales.



Other Income (Expense)

                                Q3'98  Q3'97  change   YTD'98   YTD'97    change

  Other Income (Expense) ($000) $69    $67        3%     $157     $161       -2%

  Percentage of net sales        1%     2%                 1%       1%

Other income is primarily comprised of interest income, which varies from quarter to quarter based on fluctuations in interest rates and in the Company's cash balances, it also includes the Company's equity interest in the income or loss of its joint venture. Net other income increased slightly to $69,000 for the quarter and decreased to $157,000 year-to-date, from $67,000 and $161,000 for the comparable periods of 1997. The decrease for the year to date period is primarily attributable to lower cash balances. The company expects joint venture income or loss to be immaterial for the foreseeable future.



Net Income

                           Q3'98  Q3'97   change    YTD'98     YTD'97    change

  Net Income ($000)         $189   $134      41%      $218       $637      -66%

  Percentage of net sales     4%     3%                 1%         5%

The increase in net income for the quarter is attributable primarily to the growth in net sales, offset in part by lower margins. The net income for the year to date in 1998 is lower than a year ago because of higher costs associated with the new Pools product line.



Other Events

On August 31, 1998 Fiberstars purchased the net assets of Fibreoptic International Inc. for $315,000 in cash and issuance of 103,108 shares of Fiberstars, Inc. The acquisition is not expected to be material to this year's results but it is expected to provide added growth potential to Fiberstars' commercial lighting business in the future.


Certain Factors Affecting Future Performance

This Report contains forward looking statements, including without limitation those set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company's actual performance may vary from such statements as a result of a variety of risk and other factors, including those set forth in this Report.

The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability. These include factors relating to competition, such as competitive pricing pressure and the potential introduction of new products by competitors; manufacturing factors, including constraints in the Company's manufacturing and assembly operations and shortages or increases in the prices of raw materials and components; sales and distribution factors, such as changes in product mix or distribution channels resulting in lower margins, the loss of a significant distributor or sales representative, the loss of a significant customer or swimming pool builder, the effects of volume discounts that may be granted to larger customers, product returns and exchanges, and seasonality of sales, particularly in sales of the Company's swimming pool and spa products, product development and introduction problems, such as increased research, development and marketing expenses associated with new product introductions, delays in the introduction of new products and technologies and adverse effects on sales of existing products; as well as other factors, including levels of expenses relative to revenue levels, personnel changes, expenses that may be incurred in litigation, generally prevailing economic conditions and fluctuations in foreign currency exchange rates. The Company's annual and quarterly results of operations also have been and will continue to be affected by national economic and other factors, including factors effecting the construction of new swimming pools, such as housing market trends, interest rates and the weather.

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

Sales of the Company's pool and spa lighting products, which currently are available only with newly constructed pools and spas, are highly dependent upon the level of such construction. Sales or commercial lighting products also depend significantly upon the level of new building construction. Because of the seasonality of construction, the Company's sales of swimming pool and commercial lighting products, and thus the Company's overall revenues and income, have tended to be significantly lower in the first quarter of each year. Various economic and other trends may alter these seasonal trends from year to year, and the Company cannot predict the extent to which these seasonal trends will continue.

In the fourth quarter of 1998, the Company plans to introduce two major new products. Pool & Spa product called the Fiberstars Lifetime Illuminator(TM), which is expected to outperform similar types of illuminators in the marketplace. The model 601 illuminator for the Commercial Lighting market will replace and is expected to outperform our current brightest illuminator model 501, and also reduces cost. If either of these new products fails to meet these expectations, the Company's operating results may be adversely affected.

Competition is increasing in a number of the Company's markets. A number of companies offer fiber optic lighting products for commercial lighting, some of which compete directly with the Company's products. Some of these companies have substantially greater financial, technical and marketing resources than the Company. The Company anticipates that any future growth in fiber optic lighting will be accompanied by continuing increases in competition, which could accelerate growth in the market for fiber optic lighting, but which could adversely affect the Company's operating results.

The Company was awarded its ninth patent in the quarter. However, the Company believes that the success of its business depends primarily on its technical innovation, marketing abilities and responsiveness to customer requirements, rather than on patents, trade secrets, trademarks, copyrights and other intellectual property rights. Nevertheless, the Company has a policy of seeking to protect its intellectual property through, among other things, the prosecution of patents with respect to certain of the Company's technologies. There are many issued patents and pending patent applications in the field of fiber optic technology, and certain of the Company's competitors hold and have applied for patents related to fiber optic lighting. Although to date the Company has not been involved in litigation challenging its intellectual property rights or asserting intellectual property rights of others, the Company has in the past received communications from third parties asserting rights in the Company's patents or that the Company's technology infringes intellectual property rights held by such third parties. Although, based on information currently available to it, the Company does not believe that any such claims involving its technology or patents are meritorious, there can be no assurance that the Company will not be required to engage in litigation to protect its patent rights or to defend the claim of others. In the event of litigation to determine the validity of any third party claims or claims by the Company against such third party, such litigation, whether or not determined in favor of the Company, could result in significant expense to the Company.

Year 2000 Compliance

Many currently installed computer systems and software products are not capable of distinguishing 20th century dates from 21st century dates. As a result, in less than two years, computers systems and/or software used by many companies in a very wide variety of applications will experience operating difficulties unless they are modified or upgraded to adequately process information involving,  related  to  or  dependent  upon  the  century  change.  Significant uncertainty exists in the software and information services industries concerning the scope and magnitude of problems associated with the century change. In light of the potentially broad effects of the year 2000 on a wide range of business systems, the Company's products and services may be affected. The Company is currently assessing the potential overall impact of the impending century change on the Company's business, financial condition and results of operations.

The Company utilizes and is dependent upon data processing computer hardware and software to conduct its business, and recently completed an upgrade of all such hardware and software. The Company has completed its assessment of its own computer  systems  and based upon this  assessment,  the  Company  believes  its computer systems are "Year 2000 compliant;" that is, capable of adequately distinguishing 21st century dates from 20th century dates. However, there can be no assurance that the Company has timely identified or will timely indentify and remediate all significant Year 2000 problems in its own computer systems, that remedial efforts subsequently made will not involve significant time and expense, or that such problems will not have a material adverse effect on the Company's business, operating results and financial condition. If unforeseen internal disruptions occur, the Company believes that its existing disaster recovery program, which includes the mannual processing of certain key transactions, would significantly mitigate the impact.

The Company has made only limited efforts to determine the extent of and minimize the risk that the computer systems of the Company's suppliers or customers are not Year 2000 compliant, or will not become compliant on a timely basis. The Company expects that the process of making inquries with these customers and suppliers will be ongoing through the end of 1999. If Year 2000 problems prevent any of the Company's suppliers from timely delivery of products or services required by the Company, the Company's operating results could be materially adversely affected. However, the Company currently estimates that its costs to address Year 2000 issues relating to its suppliers will not be material, and that these costs will be funded from its operating cash flows. The Company has identified and will continue to identify alternative suppliers in the event its preferred suppliers become incapable of timely delivering products or services required by the Company. The Company's suppliers are generally locally or regionally based, which tends to lessen the Company's exposure from the lack of readiness of any single supplier.

The Company may also face delays in receipt of payments from customers with unresolved Year 2000 problems, and such delays could materially adversely affect the Company's operating results. To the extent any such delays are significant or protracted, the Company's quarterly results would be adversely affected. The Company intends to continually reassess this risk as it receives communications about the status of its customers with regard to Year 2000 issues, and if necessary, adjust its account sales and policies accordingly.

The Company's estimates of Year 2000 costs relating to it's own computer systems include consulting fees and costs to remediate or replace hardware and software as well as non-incremental costs resulting from redeployment of internal resources. The Company's estimates of costs associated with the Year 2000 issues of its customers and suppliers are management's best estimates, which were derived from numerous assumptions of future events, including the continued availability of certain resources, third party remediation plans with regard to Year 2000 issues, and other factors. There can be no assurance that these estimates are correct and actual results could differ materially from these estimates. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer costs, and similar uncertainties.



Liquidity and Capital Resources

For the nine months ended September 30, 1998, cash and short term investments increased by $336,000 including approximately $54,000 from the purchase of the assets of Fibreoptics International. Cash provided by operating activities totaled $723,000, which was offset to an extent by cash used for the acquisition of Fibreoptic International and purchases of fixed assets.

The Company has a $1 million unsecured line of credit for working capital purposes and a $500,000 term loan commitment to finance equipment purchases. Both lines expire on June 28, 1999. At September 30, 1998, the Company had no borrowings outstanding against either of these lines of credit.

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

                                            Fiberstars, Inc.

Date: November 13, 1998                     By:    /s/  Robert A.Connors
                                                 -------------------------------
                                                 Robert A.Connors
                                                 Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)

                                INDEX TO EXHIBITS



Exhibit                                                                   Page
Number                                                                    Number
-------                                                                   ------


  27         Financial Data Schedule