Form 10KSB
period 1998-12-31
FIBERSTARS INC /CA/
filed 1999-04-01
CIK 924168

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 1998

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

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

     Net sales of the registrant for the fiscal year ended December 31, 1998 were $22,682,000.

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $10,298,464 as of March 19, 1999 based upon the last trading price of the Common Stock of registrant on the Nasdaq National Market as of that date. This calculation does not reflect a determination that any person is an affiliate of the registrant for any other purpose.

     As of March 19, 1999, there were 3,982,601 shares of the registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this Report on Form 10-KSB incorporates information by reference from registrant's definitive Proxy Statement to be used in connection with its 1999 Annual Meeting of Shareholders.

                                     PART I

     This 10-KSB contains forward-looking statements. Such statements generally concern future operating results, capital expenditures, product development and enhancements, liquidity and strategy. Specific forward-looking statements in this report include, without limitation, our remarks concerning the evolution of the fiber optic lighting market, the future size of the fiber optic lighting market, our expectations concerning the future performance of our recently completed acquisitions, our expectations regarding future performance of certain lamp components of our products that have recently experienced problems, the rate of adoption of fiber optic lighting in Europe and in the United States, trends in the price and performance of fiber optic lighting products, the future performance of our lighting products, our relationship with ADLT and future technologies expected to result from our relationship with ADLT. We may not update these forward looking statements, and the occurrence of the events predicted in these statements is subject to a number of risks and uncertainties, including those discussed in this report. These risks and uncertainties could cause our actual results to differ materially from the results predicted in our forward looking statements. You are encouraged to consider all the information in this report, and in our Annual Report, along with our other periodic reports on file with the SEC, prior to investing in our stock.

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

Products

     Fiberstars' lighting systems combine three types of products - illuminators, fiber tubing, and fixtures - in configurations which meet the needs of specific market segments. The electrically powered illuminators generate and focus light to enter into the ends of optical fiber. Fiber tubing products connect to the illuminators and are designed to emit light either at the end of the tube as a spot source of light, or along the length of the tube, similar in effect to neon lighting. The systems can also include fixtures and other accessories designed for specific applications.

Illuminators

         The Company manufactures a number of different illuminators for use in different applications. Most commercial illuminators utilize metal halide high intensity discharge (H.I.D.) lamps to provide long life and maximum brightness. Some include patented reflectors which have been designed by Fiberstars to enhance performance. The Company's lower cost illuminators use quartz halogen lamps, some of which are custom products manufactured to Fiberstars' specifications. Illuminator advances in 1998 include the Model 601 which was released from engineering for shipment in 1999. It provides up to 33% more light output than our previous high-end illuminator while costing about 50% less to build.

     Fiberstars also introduced a new pool lighting product line in the November 1998 National Spa and Pool Institute trade show. The new line, System 6000, offers superior lamp life and other characteristics vs. the Company's previous line.

Fiber Tubing

     Fiber tubing products are manufactured in various lengths and diameters to meet the requirements of each particular market and application. Fiberstars' patented BritePak(R) products can maintain reasonably consistent brightness for side-lit fiber runs up to 100 feet in length. For end-lit applications, several spotlights are typically connected to a single illuminator and are placed withinfifty feet from the illuminator.

     New fiber products in 1998 include BritePak(R) III Ultra Pure cabled side light product providing 20% more brightness.

Fixtures and Accessories

     Certain fixtures and accessories have been designed by Fiberstars for the Company's product lines. Other fixtures are supplied by third parties. The Company's Commercial Lighting Division produces a broad assortment of ceiling and landscape fixtures from among which lighting designers may choose. The Company's new patent-pending lightbar, LinearEssence(TM), began shipping toward the end of 1998. It is targeted at the display case and under cabinet lighting markets which are new for Fiberstars.

Other Products

     In 1997, Fiberstars' Pool and Spa Group introduced Fiberstars Catalyst(TM), a safe chemical product designed to reduce the usage of chlorine in residential swimming pools. In 1998, Marketing responsibility for this product was transferred to a consultant, Barry Nelson, of Water Quality Management, a pool water systems company.

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

     A series of residential landscape lighting products is being tested in limited retail distribution. This product was not a material portion of the Company's business in 1998 and is not expected to be material in 1999.

Sales, Marketing and Distribution

     Commercial Lighting Products

     In the commercial lighting market, the Company's marketing efforts are directed at creating specifications for Fiberstars' systems in plans developed by architects, professional lighting designers and building owners. The Company reaches these professionals through approximately 60 independent lighting representative organizations throughout the United States, approximately 20 of which account for a substantial majority of the Company's commercial lighting product sales. The independent lighting representatives assist in the specification process, directing orders to electrical equipment distributors, who in turn typically purchase products from Fiberstars. Domestic distributors of commercial lighting products typically do not engage in marketing efforts or stock any inventory of the Company's products. The Company's arrangements with its independent representatives do not prohibit the handling of conventional lighting products, including products that may be competitive with those of the Company, although such representatives typically do not handle competing fiber optic lighting products. Sonic, the Company's largest commercial lighting customer, accounted for 13% of the Company's net sales in 1998.

     In November 1998, the Company acquired the net assets of Crescent Lighting Ltd., in the United Kingdom and Lichberatung Mann in Germany. Together, these two companies oversee the sales operations in Europe which include sub-distributors and sales representatives.

     Outside of Europe, Fiberstars' commercial lighting products are sold internationally by approximately 17 distributors that sell into more than 34 countries, including Mitsubishi in Japan; and Fiberstars Australasia Pty Ltd., a 46.5%-owned joint venture that sells products in Australia, New Zealand, Indonesia, Malaysia and Fiji. These distributors are primarily responsible for any marketing activities in their territories.

     In August 1998, the Company acquired the net assets of FibreOptics International Inc., a Seattle company, which is now the Company's sales and marketing arm for themed entertainment and signs.

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

     South Central Pools (SCP), the largest Pool distributor in the U.S. and the Company's largest pool customer, accounted for 10% of the Company's net sales in 1998 and 13% in 1997. The Company expects to maintain its business relationship with SCP; however, a cessation or substantial decrease in the volume of purchases by this customer could reduce availability of the Company's products to end users and could in turn have a material adverse effect on the Company's net sales and results of operations.

     The majority of sales of the Company's swimming pool lighting systems to date have been made in the United States and Canada. The Company entered into a distribution agreement in Europe in 1998 with Astral, a European pool equipment company. Sales to Astral were not material in 1998.

Backlog

     The Company normally ships product within a few days after receipt of an order and generally does not have a significant backlog of orders. The Company's backlog at year's end was $952,000 vs. an average of $535,000 per month in 1998, the Company does not consider backlog to be an indicator of future performance.

Competition

     The Company's products compete with a wide variety of lighting products, including conventional electric lighting in various forms and decorative neon lighting. The Company has also experienced increasing competition from other companies offering products containing fiber optic technology. Principal competitive factors include price, performance (including brightness, reliability and other factors), aesthetic appeal (including color and color variation), market presence, installation and maintenance requirements, power consumption.

     The Company believes its products compete favorably against conventional lighting in such areas as aesthetic appeal, ease of installation and maintenance and power consumption. The unique characteristics of fiber optic lighting (such as no heat or electricity at the light, ability to change colors, and remote lamp replacement) enable the products to be used in some situations where conventional lighting is not practical. However, the initial purchase price of the Company's products is typically higher than conventional lighting, and the Company's products tend to be less bright than conventional alternatives. In the case of Neon lighting, certain popular neon colors, such as bright red, cannot be achieved as effectively with the Company's products.

     Fiberstars is engaged in ongoing efforts to develop and improve its products, adapt its products for new applications and design and engineer new products. The Company expects that its ability to compete effectively with conventional lighting technologies, other fiber optic lighting products, and new lighting technologies that may be introduced will depend substantially upon achieving greater brightness and reducing the cost of the Company's systems. In 1998, the Company redesigned several illuminators and fiber products to improve performance such as the above mentioned 601 illuminator and the line of Lifetime Illuminators(TM). In addition to continuing work with a number of outside lamp, power supply and optic companies, the Company has been working on advanced product development with Advanced Lighting Technologies, Inc. (ADLT), the world leader in metal halide lamp technology.

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

     Direct competition from other fiber optic lighting products has continued to increase. Competitive products are offered in the pool market by ESSEF Company's American Products Division and Hayward Pool Products, two major manufacturers of pool equipment and supplies. In commercial lighting, fiber optic lighting products are offered by an increasing number of smaller companies, some of which compete aggressively on price. These competing products include a new line of light boxes recently introduced by a small U.S. manufacturer at very aggressive pricing. Certain of these competitors offer products with performance characteristics comparable to those of the Company's products. The Company is aware that several larger companies in the conventional lighting industry are developing fiber optic lighting systems that may compete in the near future with the Company's products. In Europe, both Philips and Schott, a glass fiber company, offer fiber optic lighting systems. Schott has recently formed an entity to enter the U.S. market. In Europe, Philips markets Fiberstars' BritePak(R) fiber tubing on an OEM basis, along with Philips' own illuminators and other products. Many companies compete with the Company in Asia, including Mitsubishi, Bridgestone and Toray. 3M recently entered the market in Japan. Mitsubishi sells Fiberstars BritePak fiber tubing in Japan, and licenses certain illuminator technology from Fiberstars for manufacture and sale in Japan. In the U.S., Rohm & Haas and Advanced Lighting Technologies have a joint venture, Unison, for the sale of fiber optic products.

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

     Mitsubishi is the sole supplier of the Company's fiber, under a supply agreement lasting until March 2001. The Company expects to maintain this relationship with Mitsubishi; Mitsubishi owns approximately 3.2% of the Company and distributes Fiberstars' products in Japan. The Company also relies on sole source suppliers for certain lamps, reflectors, remote control devices and power supplies. Although the Company cannot predict the effect that the loss of one or more of such suppliers would have on the Company, such loss could result in delays in the shipment of products and additional expenses associated with redesigning products, and could have a material adverse effect on the Company's operating results.

Research and Product Development

     The Company believes that growth in fiber optic lighting will be driven by improvements in technology to provide increased brightness at lower costs, and the Company is committing much of its R&D resources to those challenges. In 1998, the Company redesigned its high-end commercial illuminator, improving brightness by 33%. In the fall of 1998, the Company increased BritePak fiber tubing brightness by approximately 20%. Pool illuminator lamp life was increased from a few hundred hours to 6,000 hours by moving to HID technology. Despite its ongoing development efforts, there can be no assurance that the Company will be able to achieve future improvements in brightness and cost or that competitors will not develop lighting technologies that are brighter, less expensive or otherwise superior to those of the Company.

     At the end of 1998, the Company entered into a letter of intent with Unison, the lighting joint venture between ADLT and Rohm & Haas, which calls for the development of a low cost illuminator for Fiberstars. ADLT acquired about 18% of the Company's common stock in a private transaction during 1997 and in the first quarter of 1998 increased that position to approximately 29%. Additional purchases of the Company's common stock by ADLT require approval of Fiberstars' Board of Directors. Fiberstars and ADLT plan to work together to design next generation systems. The Company's goal is to improve the price/performance of fiber optic lighting systems to compete more directly with conventional lighting across a much broader spectrum of the general lighting market.

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

     Fiberstars  has  licensed  the  rights  to   manufacture   certain  of  its
illuminators to Mitsubishi for sale in Japan.

Employees

     As of December 31, 1998, Fiberstars employed 106 people full time, of whom 28 were involved in sales, marketing and customer service, 12 in research and product development, 48 in assembly and quality assurance, and 18 in finance and administration. From time to time the Company also employs part time personnel in various capacities, primarily assembly and clerical support. The Company has never had a work stoppage, no employees are subject to any collective bargaining agreement, and the Company considers its employee relations to be good.

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

Item 2.  Description of Property

     The Company's principal executive offices and manufacturing and assembly facilities are located in a 31,500 square foot facility in Fremont, California, under a lease agreement expiring in 1999. The Company leases a 9,500 square foot facility in Fremont, California, which it devotes to fiber processing, under a lease agreement which expires in 1999. The Company also subleases an approximately 5,200 square foot facility in Fremont, California under a sublease agreement that expires in 1999. In December 1998, the Company entered into a new seven year lease for a 60,000 square foot facility in Fremont, California. It plans to consolidate its Fremont operations in this new facility during third quarter 1999.

Item 3.  Legal Proceedings

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the quarter ended December 31, 1998.

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


                                               High          Low
                                               ----          ---
             First quarter 1997                5 1/8         4 1/4
             Second quarter 1997               5 1/4         3 3/4
             Third quarter 1997                6 9/16        4 7/8
             Fourth quarter 1997               8 1/2         4 7/8
             First quarter 1998                6 9/16        5
             Second quarter 1998               6 3/16        4 1/4
             Third quarter 1998                5 1/8         3 15/16
             Fourth quarter 1998               4 1/2         3 3/8

     There were approximately 225 holders of record of the Company's Common Stock as of March 19, 1998, and the Company estimates that at that date there were approximately 800 additional beneficial owners.

     The Company has not declared or paid any cash dividends and does not anticipate paying cash dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations


Item 6.         Management's Discussion and Analysis of Results
                     of Operations and Financial Condition

General

In August 1998, the Company purchased the net assets of Fiber Optics International, Inc. (FOI, a Seattle company, for $865,000 consisting of $315,000 in cash and 122,350 in shares of Fiberstars common stock. In November 1998, the Company acquired the net assets of Crescent Lighting Ltd. (Crescent) and Lichberatung Mann (LBM), fiber optic lighting manufacturers and distributors in Europe. Fiberstars paid $2,875,000 in cash and 282,386 in shares of Fiberstars common stock, or an aggregate of $4,013,000. In December 1998 the Company sold the manufacturing and distribution rights of its phototherapy fiber optic products to Respironics, Inc. for a net gain of $801,000.

Results of Operations

     NET SALES
Net sales increased 27% to $22,682,000 in 1998. The increase was primarily a result of growth in the commercial lighting products. Pools lighting sales also grew for the year, after starting the year with a decrease due to adverse weather conditions and product problems with a new line. The acquisitions contributed to revenue growth in the 4th quarter.

Net sales in 1997 increased to $17,871,000, up 15% from 1996 sales of $15,576,000. The 1997 increase was due to growth in the commercial and pool fiber optic lighting markets.

International sales accounted for approximately 17% of net sales in 1998 as compared to 17% in 1997 and 15% in 1996.

     GROSS PROFIT
Gross profit increased to $8,546,000 in 1998, a 9% increase. The gross profit margin was 38% in 1998, a decline from the 44% gross margin achieved in 1997. The decrease in gross margin was primarily a result of higher cost of sales for some of the Company's pools products early in the year along with an increase in warranty costs associated with a lamp component. The Company has gained assurances from its lamp supplier that the lamp component involved in the warranty claims has been fixed and as a result expects gross margins to show some improvement in 1999.

The Company's gross margin percentage achieved in 1997 was 44% as compared to 42% achieved in 1996. The increase in 1997 was primarily due to lower fiber processing costs in connection with the Company's fiber processing facility, as well as higher than average margins from the Fiberstars Catalyst(TM) pool sanitation product line, which began shipping in 1997.

     OPERATING EXPENSES
Research and development expenses were $1,283,000 in 1998, a 10% increase over 1997. The increase is largely due to additional personnel and product development expenses associated with releasing new products in 1998 and preparing products to be released in 1999. Sales and marketing expenses were $5,381,000 in 1998 as compared to $4,393,000 in 1997, an increase of 22%. A portion of the increase was due to $333,400 in additional expenses from the acquired companies in 1998 for which there were no expenses in 1997. The balance of the increase is a result of additional personnel and marketing costs associated with supporting existing products as well as introduction costs for new products released during the year. General and administrative costs were $1,675,000 in 1998, an increase of 18% over 1997 costs. This increase was largely a result of writing down the value of $200,000 in assets which were deemed to have no future value, along with goodwill amortization from acquisitions of $63,000 which was part of general and administrative expense in 1998. Total operating expenses were 37% of sales in 1998 as compared to 39% in 1997 and 38% in 1996.

Research and development expenses increased by 21% to $1,165,000 in 1997. The increases consisted primarily of increased personnel and project expenses associated with increased product development activity. Selling and marketing expenses increased by 18% to $4,393,000 in 1997. Increases occurred in the pool division and included increases in advertising, sales literature and personnel related expenses. General and administrative expenses increased by 13% to $1,419,000 in 1997, primarily due to increases in personnel expenses, professional fees and other expenses, consistent with growth in the business during the year. Total operating expenses increased by $1,033,000 to $6,977,000 in 1997, an increase of 17%. As a percentage of sales, total operating expenses increased to 39% in 1997 from 38% in 1996, as operating expenses increased more rapidly than sales.

     OTHER INCOME AND EXPENSES
Other income and expense includes interest income and expense, income (loss) from the Company's joint venture as recognized under the equity method, and income from divestitures. Net interest income was $223,000 in 1998 compared to $246,000 in 1997. The decrease was due primarily to a use of cash in the 4th quarter to acquire two companies, along with a general decrease in interest rates in 1998. The loss from the Company's joint venture was $22,000 in 1998 versus a loss of $12,000 in 1997. This larger loss is mainly due to adverse exchange rate affects on business in Australia. As highlighted above, the divestiture income was a result of the Company selling its rights to the phototherapy fiber optic product to Respironics, Inc.

Net interest income in 1997 was $246,000 or the same as that achieved in 1996. The Company's investment in joint venture activities yielded a loss of $12,000 in 1997 compared to a profit of $8,000 in 1996.

     INCOME TAXES
The income tax rate in 1998 was 37% compared to 40% in 1997 and 40% in 1996. The lower rate was due to the recognition of certain tax benefits accumulated over prior years. There is no assurance that the income tax rate in future periods will be maintained at the level experienced in 1998.

     NET INCOME
As a result of the increase in sales in 1998, partially offset by lower gross margin and higher expenses, and aided by the one time net gain, net income for the year was $762,000 or 18% above net income achieved in 1997. The Company recorded net income of $644,000 in 1997, a gain of 26% over net income of $511,000 achieved in 1996.

Liquidity and Capital Resources

For the year ended December 31, 1998, cash and cash equivalents when combined with short-term investments were $1,290,000 as compared to $5,120,000 for the year ended December 31, 1997. Cash in the amount of $3,232,000 was used in the year to acquire three companies. Additional cash was utilized by operations in the 4th quarter to fund additions to accounts receivable for purchases of "early buy" products by customers in the pools market. Cash may decline further during the 1st quarter of 1999, but then increase in the 2nd quarter as the early buy season comes to an end.

In June 1998, the Company renewed its $1 million unsecured line of credit for working capital purposes and its $500,000 term loan commitment to finance equipment purchases. Both lines expire on June 28, 1998. As of December 31, 1998 the Company had no borrowings outstanding against either of these lines of credit

The Company also had a total borrowing of $527,700 against a credit facility held by its German subsidiary. This borrowing is largely held in order to finance the building of new offices owned by the Company in Basching, Germany.

The Company believes that existing cash balances, together with the Company's bank lines of credit and funds that may be generated from operations, will be sufficient to finance the Company's currently anticipated working capital requirements and capital expenditure requirements for at least the next twelve months.

Subsequent event

In March, 1999 the company increased its unsecured line of credit for working capital to $2 million.

Other Factors

        This Annual Report contains forward-looking statements. Such statements generally concern future operating results, capital expenditures, product development and enhancements, liquidity and strategy. Specific forward-looking statements in this report include, without limitation, our remarks concerning the evolution of the fiber optic lighting market, the future size of the fiber optic lighting market, our expectations concerning the fixture performance of our recently completed acquisitions, our expectations regarding future performance of certain lamp components of our products that have recently experienced problems, the rate of adoption of fiber optic lighting in Europe and in the United States, trends in the price and performance of fiber optic lighting products, the future performance of our lighting products, our relationship with ADLT and future technologies expected to result from our relationship with ADLT. We may not update these forward looking statements, and the occurrence of the events predicted in these statements is subject to a number of risks and uncertainties, including those discussed in this report. These risks and uncertainties could cause our actual results to differ materially from the results predicted in our forward looking statements. You are encouraged to consider all the information in this report, and in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission ("SEC"), along with our other periodic reports on file with the SEC, prior to investing in our stock.

        Basiness Risks and Uncertainties

        Our quarterly operating results can vary significantly depending upon a number of factors. It is difficult to predict the lighting market's acceptance of our products on a quarterly basis, and the level and timing of orders received can fluctuate substantially. Our sales volumes also fluctuate. Historically we have shipped a substantial portion of our quarterly sales in the last month of each of the second and fourth quarters of the year. Significant portions of our expenses are relatively fixed in advance based upon our forecasts of future sales. If sales fail below our expectations in any given quarter, we will not be able to make any significant adjustment in our operating expenses and our operating results will be adversely affected, In addition, our product development and marketing expenditures may vary significantly from quarter to quarter and are made well in advance of potential resulting revenue.

        Sales of our pool and spa lighting products, which currently are available only with newly constructed pools and spas, depend substantially upon the level of new construction. Sales of commercial lighting products also depend significantly upon the level of new building construction. Construction levels are affected by housing market trends, interest rates, and the weather. Because of the seasonality of construction, our sales of swimming pool and commercial lighting products, and thus our overall revenues and income, have tended to be significantly lower in the first quarter of each year. Various economic and other trends may alter these seasonal trends from year to year, and we cannot predict the extent to which these seasonal trends will continue. We believe our business has been favorably impacted by recent strength in the overall U.S. economy. If the U.S. economy softens, our operating results will probably suffer.

        In the fourth quarter of 1998, we introduced two major new products. Our Pool & Spa product called the Fiberstars Lifetime Illuminator(TM) is expected to outperform similar types of illuminators in the marketplace. The Model 601 illuminator for the Commercial Lighting market will replace and is expected to outperform and be less costly than our current brightest illuminator Model 501. We could have difficulties manufacturing these new products as a result of our inexperience with them. Also, it is difficult to predict whether the market will accept either of these new products. If either of these new products fails to meet expectations, our operating results will be adversely affected.

        Competition is increasing in a number of our markets. A number of companies offer directly competitive products, including fiber optic lighting products for downlighting, display case and water lighting, and neon and other lighted signs. Our competitors include some very large and well established companies such as [Philips, Schott, 3M, Bridgestone, Mitsubishi, Osram/Siemens and Robin & Haas/Advanced Lighting Technologies]. All of these companies have substantially greater financial, technical and marketing resources than we do. We anticipate that any future growth in fiber optic lighting will be accompanied by continuing increases in competition, which could accelerate growth in the market for fiber optic lighting, but which could also adversely affect our operating results to the extent we do not compete effectively.

        We were awarded our ninth patent in the fourth quarter of 1998. However, we believe the success of our business depends primarily on our continued technical innovation, marketing abilities and responsiveness to customer requirements, rather than on patents, trade secrets, trademarks, copyrights and other intellectual property rights. Nevertheless, we have a policy of seeking to protect our intellectual property through, among other things, the prosecution of patents with respect to certain of our technologies. There are many issued patents and pending patent applications in the field of fiber optic technology, and certain of our competitors hold and have applied for patents related to fiber optic lighting. Although to date we have not been involved in litigation challenging our intellectual property rights or asserting intellectual property rights of others, we have in the past received communications from third parties asserting rights in our patents or that our technology infringes intellectual property rights held by such third parties. Based on information currently available to use we do not believe that any such claims involving our technology or patents are meritorious. However, we may be required to engage in litigation to protect our patent rights or to defend against the claims of others. In the event of litigation to determine the validity of any third party claims or claims by us against such third party, such litigation, whether or not determined in our favor, could result in significant expense.

        Our business is subject to additional risks that could materially and adversely affect our future business, including:

     o manufacturing risks, including the risks of shortages in materials or components necessary to our manufacturing and assembly operations, and the risks of increases in the prices of raw materials and components;

     o sales and distribution risks, such as risks of changes in product mix or distribution channels that result in lower margins;

     o   risks of the loss of a significant distributor or sales representative;

     o   risks of the loss of a significant customer or swimming pool builder;

     o risks of the effects of volume discounts that we grant from time to time to our larger customers, including reduced profit margins;

     o risks of product returns and exchanges; in this regard, as noted above, we have increased our warranty reserve in the fourth quarter of 1998 in response to evidence of defective lamps in certain of our products. We cannot assure you we will not experience similar component problems in the future that could also require increased warranty reserves and manufacturing costs.

     o   risks associated with product  development and  introduction  problems,
         such  as  increased   research,   development  and  marketing  expenses
         associated with new product introductions; and

     o risks associated with delays in the introduction of new products and technologies, including lost sales and loss of market share.


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

The Company utilizes and is dependent upon data processing computer hardware and software to conduct its business, and in 1998 completed an upgrade of hardware and software at an approximate cost of $30,000. The Company has completed its assessment of its own computer systems and based upon this assessment, the Company believes its computer systems are "Year 2000 compliant;" that is, capable of adequately distinguishing 21st century dates from 20th century dates. However, there can be no assurance that the Company has timely identified or will timely identify and remediate all significant Year 2000 problems in its own computer systems, that remedial efforts subsequently made will not involve significant time and expense, or that such problems will not have a material adverse effect on the Company's business, operating results and financial condition. If unforeseen internal disruptions occur, the Company believes that its existing disaster recovery program, which includes the manual processing of certain key transactions, would significantly mitigate the impact.

The Company has made only limited efforts to determine the extent of and minimize the risk that the computer systems of the Company's suppliers or customers are not Year 2000 compliant, or will not become compliant on a timely basis. The Company expects that the process of making inquiries with these customers and suppliers will be ongoing through the end of 1999. If Year 2000 problems prevent any of the Company's suppliers from timely delivery of products or services required by the Company, the Company's operating results could be materially adversely affected. However, the Company currently estimates that its costs to address Year 2000 issues relating to its suppliers will not be material, and that these costs will be funded from its operating cash flows. The Company has identified and will continue to identify alternative suppliers in the event its preferred suppliers become incapable of timely delivering products or services required by the Company. The Company's suppliers are generally locally or regionally based, which tends to lessen the Company's exposure from the lack of readiness of any single supplier.

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

Year 2000 costs relating to the Company's own computer systems including consulting fees and costs to remediate or replace hardware and software as well as non-incremental costs resulting from redeployment of internal resources are estimated to be immaterial. The Company is not able to accurately estimate potential costs associated with the Year 2000 issues of its customers and suppliers, and is in the process of verifying that these companies will be year 2000 compliant by the end of 1999. There can be no assurance that the estimated costs for remediating the Company's own systems as well as estimated costs associated with the potential non-compliance of its customers and suppliers are correct, and actual results could differ materially from these estimates. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer costs, and similar uncertainties.

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

     The executive officers of the Company who are not directors, and their ages as of December 31, 1998, are as follows:

        Name                   Age             Position
        ----                   ---             --------
        George K. Awai         43    Vice President, Research and Development
        Barry R. Greenwald     52    Senior Vice President and General
                                      Manager, Pool Division
        J. Arthur Hatley       49    Vice President and General Manager,
                                      Commercial Lighting
        J. Steven Keplinger    39    Senior Vice President, Operations
                                      and Retail
        Fredrick N. Martin     55    Chief Operating Officer
        Robert A. Connors      50    Vice President, Finance, Chief Financial
                                      Officer
----------
     Mr. Awai joined the Company in October 1986 as Vice President, Engineering. Prior to joining the Company, Mr. Awai served as Senior Fiber Optics Engineering Supervisor at Advanced Cardiovascular Systems, Inc., a subsidiary of Eli Lilly engaged in research and development of medical devices, from August 1985 to October 1986. From December 1983 to August 1985, Mr. Awai served as Quality Assurance Optics Manager at Kaptron, Inc., a fiber optics manufacturing company. Mr. Awai served as Senior Optical Engineering Technician at Siemens Optoelectronics from August 1982 to December 1983, as Fiber Optics Laboratory Supervisor at Cooper Medical Devices, Inc. from May 1981 to July 1982, and as Senior Fiber Optics Technician at Olympus Corporation from September 1979 to May 1981.

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

     Mr. Martin joined the Company in March 1997 as Senior Vice President responsible for Engineering, R&D and Commercial Lighting sales and marketing and was promoted to Chief Operating Officer in 1998. From May 1994 to February 1997, Mr. Martin was general partner in a retail business. From 1989 to 1993, Mr. Martin was President and Chief Executive Officer of Progress Lighting. Prior to that, he served as Executive Vice President of sales & marketing for USI Lighting, a large lighting fixture and controls company, and as President of Prescolite, a lighting fixture company.

     Mr. Connors joined the Company in July 1998 as Vice President, Finance, Chief Financial Officer. From 1984 to 1998, Mr. Connors held a variety of positions for Micro Focus Group Plc, a software company, including Chief Financial Officer and Chief Operating Officer. Prior to that, he held senior finance positions with Eagle Computer and W. R. Grace.

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

Item 13.  Exhibits and Reports on Form 8-K

     (a) Reference is made to the Index to Exhibits that begins on page 12 of this report.

     (b) Form 8-K filed on December 4, 1998, is included as Exhibit 10.27 and is included in the Index to Exhibits that begins on page 12 of this report.

                                INDEX TO EXHIBITS
                                  (Item 13(a))
Exhibit
Number                             Document
------                             --------
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

10.7 Amendment No. 3 to Registration Rights Agreement to include Warrant shares as Registerable Securities (incorporated by reference to Exhibit
        1.2 in the Registrant's Registration Statement on Form SB-2 (Commission File No. 33-79116-LA) which became effective on August 17, 1994).

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

10.21 Amendment to 1994 Stock Option Plan, effective as of December 6, 1996 (incorporated by reference to Exhibit 10.21 in the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1996).

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

10.24* Amended and Restated Three (3) Year Supply Agreement dated March 31, 1998 between the Registrant and Mitsubishi International Corporation (incorporated by reference in the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1997).

10.25 Rental Agreement dated February 1, 1998 between the Registrant and Signature Floors.

10.26 Promissory Note dated as of March 15, 1998, issued in favor of the Registrant by Barry Greenwald

10.27 Consulting Agreement dated November 1, 1997 between the Registrant and Barry A. Nelson.

10.29 Loan Agreement dated June 28, 1998, between the Registrant and Wells Fargo Bank.

10.30 Term Commitment Note of the Registrant dated as of June 28, 1998, to Wells Fargo Bank.

10.31 Revolving Line of Credit Note of the Registrant dated as of June 28, 1998, to Wells Fargo Bank

10.32 Asset Purchase Agreement by and among FibreOptics International, Inc., a Washington corporation, and the Registrant dated August 31, 1998.

10.33 Sale and Purchase Agreement dated as of November 19, 1998, by and among Fiberstars, Inc., Hillgate (4) Limited, Crescent Lighting Limited, Michael Beverly Morrison and Corinne Bertrand.

23.1    Consent of Independent Accountants.

27.1    Financial Data Schedule

* Confidential treatment requested.
+ Management Compensatory Plan or Arrangement

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized, on the 31st day of March, 1999.


                                           FIBERSTARS, INC.



                                           By: /s/ DAVID N. RUCKERT
                                           ---------------------------------
                                           David N. Ruckert
                                           Chief Executive Officer
                                           (Principal Executive Officer)

     In accordance with the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

       Signature                        Title                         Date
       ---------                        -----                         ----

/s/ DAVID N. RUCKERT            Chief Executive Officer and       March 31, 1999
----------------------------    Director (Principal
    David N. Ruckert            Executive Officer)


/s/ ROBERT A. CONNORS           Chief Financial Officer           March 31, 1999
----------------------------    (Principal Accounting Officer)
    Robert A. Connors


/s/ JOHN B. STUPPIN             Director                          March 31, 1999
----------------------------
    John B. Stuppin


/s/ THEODORE L. ELIOT, JR       Director                          March 31, 1999
----------------------------
    Theodore L. Eliot, Jr.


/s/ MICHAEL FEUER, PH.D.        Director                          March 31, 1999
----------------------------
    Michael Feuer, Ph.D.


/s/ B.J. GARET                  Director                          March 31, 1999
----------------------------
    B.J. Garet


/s/ WAYNE R. HELLMAN            Director                          March 31, 1999
----------------------------
    Wayne R. Hellman


/s/ PHILIP WOLFSON              Director                          March 31, 1999
----------------------------
    Philip Wolfson

                                FIBERSTARS, INC.

             CONSOLIDATED BALANCE SHEETS, December 31, 1998 and 1997
            (amounts in thousands except share and per share amounts)


                                   ASSETS                   1998        1997
                                                          --------    --------
Current assets:
  Cash and cash equivalents                               $  1,290    $    523
  Short-term investments                                     4,597
  Accounts receivable, net of allowances for
  doubtful accounts of $370 in 1998 and $293 in 1997         5,210       2,525
  Notes and other receivables                                  771         161
  Inventories                                                4,179       3,068
  Prepaids and other current assets                            369         373
  Deferred income taxes                                        507         677
                                                          --------    --------
     Total current assets                                   12,326      11,924

Fixed assets, net                                            1,522       1,003
Investment in joint venture                                     18          40
Goodwill                                                     4,403
Other assets                                                   566         103
Deferred income taxes                                           89          54
                                                          --------    --------
     Total assets                                         $ 18,924    $ 13,124
                                                          ========    ========
                                  LIABILITIES
Current liabilities:
  Accounts payable                                        $  2,598    $  1,068
  Accrued liabilities                                        2,198       1,318
  Current portion of long-term debt                            107          13
                                                          --------    --------
     Total current liabilities                               4903       2,399

Long-term debt, less current portion                           667          17
                                                          --------    --------
     Total liabilities                                       5,570       2,416
                                                          --------    --------
Commitments and contingencies (Note 9)

                              SHAREHOLDERS' EQUITY

Preferred stock, par value $0.0001 per share:
  Authorized:2,000,000 shares in 1998 and 1997
  Issued and outstanding :no shares in 1998 and 1997

Common stock, par value $0.0001 per share:
  Authorized:30,000,000 shares in 1998 and 1997
  Issued and outstanding: 3,952,601 shares in
  1998 and 3,509,474 shares in 1997                            --          --
Additional paid-in capital                                  13,930      12,035
Notes receivable from shareholders                             (86)        (75)
Accumulated deficit                                           (490)     (1,252)
                                                          --------    --------
     Total shareholders' equity                             13,354      10,708
                                                          --------    --------
     Total liabilities and shareholders' equity           $ 18,924    $ 13,124
                                                          ========    ========

   The accompanying notes are an integral part of these financial statements.

                                FIBERSTARS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              for the years ended December 31, 1998, 1997 and 1996
            (amounts in thousands except share and per share amounts)


                                                   1998        1997       1996
                                                 -------     -------    -------

Net sales                                        $22,682     $17,871    $15,576

Cost of sales                                     14,136      10,047      9,032
                                                 -------     -------    -------

     Gross profit                                  8,546       7,824      6,544
                                                 -------     -------    -------
Operating expenses:
  Research and development                         1,283       1,165        962
  Sales and marketing                              5,381       4,393      3,728
  General and administrative                       1,675       1,419      1,254
                                                 -------     -------    -------

     Total operating expenses                      8,339       6,977      5,944
                                                 -------     -------    -------

Income from operations                               207         847        600

Other income (expense):
  Equity in joint ventures' income (loss)            (22)        (12)         8
  Divestiture                                        801
  Interest and other income                          224         248        252
  Interest expense                                    (1)         (2)        (6)
                                                 -------     -------    -------

Income before provision for income taxes           1,209       1,081        854

Provision for income taxes                          (447)       (437)      (343)
                                                 -------     -------    -------

     Net income                                  $   762     $   644    $   511
                                                 =======     =======    =======

Net income per share - basic                     $  0.21     $  0.19    $  0.15
                                                 =======     =======    =======

Shares used in per share calculation - basic       3,623       3,446      3,398
                                                 =======     =======    =======

Net income per share - diluted                   $  0.21     $  0.18    $  0.14
                                                 =======     =======    =======

Shares used in per share calculation - diluted     3,695       3,597      3,539
                                                 =======     =======    =======

   The accompanying notes are an integral part of these financial statements.

                                FIBERSTARS, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              for the years ended December 31, 1998, 1997 and 1996
                                 (in thousands)

                                                                              Notes
                                             Common Stock       Additional  Receivable
                                           -----------------     Paid-In      from       Accumulated
                                           Shares     Amount     Capital   Shareholders    Deficit    Total
                                           ------     ------     -------   ------------    -------    -----
Balances, January 1, 1996                   3,381     $   --    $ 11,848       $(75)      $(2,407)   $ 9,366
Exercise of common stock options                7                      9                                   9
Issuance of common stock under employee
stock purchase plan                             9                     32                                  32
Issuance of common stock pursuant to
exercise of warrants                           16                     14                                  14
Net Income                                                                                    511        511
                                            -----     ------    --------       ----       -------    -------

Balances, December 31, 1996                 3,413         --      11,903        (75)       (1,896)     9,932
Exercise of common stock options               88                     97                                  97
Issuance of common stock under employee
stock purchase plan                             9                     35                                  35
Net income                                                                                    644        644
                                            -----     ------    --------       ----       -------    -------

Balances, December 31, 1997                 3,510         --      12,035        (75)       (1,252)    10,708
Exercise of common stock options               46                    164                                 164
Issuance of common stock under employee
stock purchase plan                            10                     35                                  35
Issuance of common stock pursuant to
exercise of warrants                           12                     11        (11)                       0
Issuance of common stock for acquisitions     405                  1,685                               1,685
Net income                                                                                    762        762
                                            -----     ------    --------       ----       -------    -------

Balances, December 31, 1998                 3,983     $   --    $ 13,930       $(86)      $  (490)   $13,354
                                            =====     ======    ========       ====       =======    =======

   The accompanying notes are an integral part of these financial statements.

                                FIBERSTARS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              for the years ended December 31, 1998, 1997 and 1996
                                 (in thousands)

                                                   1998       1997       1996
                                                 -------    -------    -------
Cash flows from operating activities:
 Net income                                      $   762    $   644    $   511
                                                 -------    -------    -------
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation and amortization                      647        453        322
  Provision for doubtful accounts receivable          77         76         56
  Deferred income taxes                              135        407        343
  Equity in joint venture                             22         12         (8)
  Changes in assets and liabilities:
   Accounts receivable, trade                     (1,072)         2        (63)
   Inventories                                      (275)      (900)      (264)
   Prepaids and other current assets                  36       (192)        (5)
   Other assets                                     (463)        19        (53)
   Accounts payable                                  240        101       (131)
   Accrued liabilities                               671        196        145
                                                 -------    -------    -------
       Total adjustments                              18        174        342
                                                 -------    -------    -------
   Net cash provided by operating activities         780        818        853
                                                 -------    -------    -------
Cash flows from investing activities:
 Sale of short-term investments                    4,597
 Purchase of short-term investments               (1,282)      (869)
 Acquisition of business, net of cash acquired    (3,232)
 Loans made under notes receivable                  (610)       (30)      (161)
 Acquisition of fixed assets                        (479)      (624)      (400)
 Sale of investment in joint venture                 298
                                                 -------    -------    -------
   Net cash provided by (used in)
    investing activities                             276     (1,936)    (1,132)
                                                 -------    -------    -------
Cash flows from financing activities:
 Proceeds from issuances of common stock             199        132         55
 Repayment of long-term debt                        (488)       (11)       (12)
                                                 -------    -------    -------
   Net cash provided by (used in) financing
    activities                                      (289)       121         43
                                                 -------    -------    -------
       Net increase (decrease) in cash and
        cash equivalents                             767       (997)      (236)

Cash and cash equivalents, beginning of year         523      1,520      1,756
                                                 -------    -------    -------

Cash and cash equivalents, end of year           $ 1,290    $   523    $ 1,520
                                                 =======    =======    =======
Supplemental Information:
 Interest paid                                   $     1    $     2    $     6
 Income taxes paid                               $    66    $    24    $    38

The Company purchased certain businesses during 1998. In conjunction with the acquisitions, liabilities were assumed as follows:

Fair value of assets acquired                    $ 7,649
Cash paid for capital stock                       (3,232)
Capital stock issued                              (1,685)
                                                 -------

Liabilities assumed                              $ 2,732
                                                 -------

   The accompanying notes are an integral part of these financial statements.

                                FIBERSTARS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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


2.   Summary of Significant Accounting Policies:

     Basis of Consolidation:

     The consolidated financial statements include the accounts of Fiberstars, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated.


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


     Short-Term Investments:

     Short-term investments consist of debt securities with remaining maturity of more than three months when purchased. The Company has determined that all of its debt securities should be classified as available-for-sale. The difference between the cost basis and the market value of the Company's investments was not material at December 31, 1998 and 1997. The Company's investments at December 31, 1998 and 1997 primarily consist of corporate notes with maturities of one year or less. Short-term investments are held by one investment bank as of December 31, 1998.


     Inventories:

     Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

                                FIBERSTARS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



2.     Summary of Significant Accounting Policies, continued:


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

       The  Company  sells  its  products   primarily  to  commercial   lighting
       distributors and residential pool distributors and pool installation contractors in North America, Europe and the Far East. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Although the Company maintains allowances for potential credit losses that it believes to be adequate, a payment default on a significant sale could materially and adversely affect its operating results and financial condition. At December 31, 1998, one customer accounted for 22% of accounts receivable and at December 31, 1997, one customer accounted for more than 17% accounts receivable.

       One customer accounted for 13%, 13% and 10% of net sales in 1998, 1997 and 1996, respectively.

                                FIBERSTARS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



2.     Summary of Significant Accounting Policies, continued:

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

                                FIBERSTARS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.     Summary of Significant Accounting Policies, continued:


       Earnings Per Share, continued:

       In  accordance   with  the  disclosure   requirements   of  SFAS  128,  a
       reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

                                                       Year Ended December 31,
                                                    ----------------------------
                                                     1998       1997       1996
                                                    ------     ------     ------
            Numerator - Basic and Diluted EPS
              Net income                            $  762     $  644     $  511

            Denominator - Basic EPS
              Weighted average shares outstanding    3,623      3,446      3,398
                                                    ------     ------     ------
            Basic earnings per share                $ 0.21     $ 0.19     $ 0.15
                                                    ======     ======     ======
            Denominator - Diluted EPS
              Denominator - Basic EPS                3,623      3,446      3,398
              Effect of dilutive securities:
                Stock options and warrants              72        151        141
                                                    ------     ------     ------
                                                     3,695      3,597      3,539
                                                    ------     ------     ------

            Diluted earnings per share              $ 0.21     $ 0.18     $ 0.14
                                                    ======     ======     ======

       Options and warrants to purchase 584,626 shares, 371,705 shares and 421,095 shares of common stock were outstanding at December 31, 1998, 1997 and 1996, respectively, but were not included in the calculations of diluted EPS because their exercise prices were greater than the average fair market price of the common shares.


       Recent Pronouncements:

       In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, or SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This standard requires companies to capitalize qualifying software costs which are incurred during the application development stage and amortize them over the software's estimated useful life. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The Company is currently evaluating the impact of SOP 98-1 on its financial statements and related disclosures.

       In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, or SOP 98-5, "Reporting on the Costs of Start-Up Activities." This standard requires companies to expense the costs of start-up activities and organization

                                FIBERSTARS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



2.     Summary of Significant Accounting Policies, continued:


       Recent Pronouncements, continued:


       costs as incurred. In general, SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The Company believes the adoption of SOP 98-5 will not have a material impact on its results of operations.

       In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, or SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. SFAS 133 will be effective for fiscal years beginning after June 15, 1999. The Company does not currently hold derivative instruments or engage in hedging activities.

       In the first quarter of 1998, the Company adopted statement of financial accounting standards No. 130, ("SFAS 130"), "Reporting Comprehensive Income", which specifies the computation, presentation and disclosure requirements for comprehensive income. There was no impact on the Company's financial position, results of operation or cash flows as a result of adoption, and comprehensive and net income are the same.

       In 1998, the Company adopted statement of financial accounting standards No. 131 ("SFAS 131") "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 requires publicly held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and utilized by the Chief Operations decision maker. SFAS 131 also requires revenue geographic information and revenue with significant customers to be disclosed. The Company operates in one segment and will not be reporting product segment information but will report geographic and significant customer revenue.


3.     Inventories (in thousands):

                                                    December 31,
                                                --------------------
                                                 1998          1997
                                                ------        ------
            Raw materials                       $2,780        $2,020
            Finished goods                       1,399         1,048
                                                ------        ------
                                                $4,179        $3,068
                                                ======        ======

                                FIBERSTARS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.     Fixed Assets (in thousands):

                                                                December 31,
                                                             ------------------
                                                               1998       1997
                                                             -------    -------
          Equipment                                          $ 2,823    $ 2,197
          Furniture and fixtures                                 250        127
          Computer software                                      452        242
          Leasehold improvements                                 541        101
                                                             -------    -------
                                                               4,066      2,667
          Less accumulated depreciation and amortization      (2,544)    (1,664)
                                                             -------    -------
                                                             $ 1,522    $ 1,003
                                                             =======    =======

5.     Acquisitions:

       In August 1998, the Company completed the acquisition of the net assets of Fibre Optics International, Inc. (FOI) for $865,000 consisting of $315,000 in cash and 122,350 shares of Fiberstars stock. FOI is a manufacturer and marketer of fiber optic-lighted signs, based in Seattle, Washington.

       In November 1998, the Company acquired the net assets of Lichberatung Mann (LBM), fiber optic lighting manufacturers and distributor headquartered near Munich, Germany. Also in November 1998, the Company purchased the net assets of Crescent Lighting, Ltd. (Crescent), which is a fiber optic lighting manufacturer and distributor based in Newbury, England. The consideration given for both the European acquisitions was $2,875,000 in cash and 282,386 shares of Fiberstars stock, or an aggregate of $4,013,000.

       All three acquisitions were accounted for as purchases. Accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair market values. In connection with the acquisitions, the Company recorded goodwill of $4,466,000 which is being amortized on a straight line basis over ten years.

       The following table presents the unaudited pro forma results assuming the Company had acquired FOI, LBM and Crescent at the beginning of fiscal years 1997 and 1998, respectively. Net income and diluted earnings per share amounts have been adjusted to include goodwill amortization of $447,000 for the twelve months ended December 31, 1997 and 1998. This information may not necessarily be indicative of the future combined results of the Company.

                                               Year Ended December 31,
                                               -----------------------
                                                  1998          1997
                                                -------       -------
            Revenues                            $28,240       $24,184
            Net income                              414           702
            Diluted earnings per share          $  0.10       $  0.18
            Basic earnings per share            $  0.10       $  0.18

                                FIBERSTARS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



6.     Joint Venture:

       Fiberoptic Medical Products, Inc.


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

       The Company recorded sales to Fiberstars Australasia totaling $137,000, $259,000 and $234,000, for the years ended December 31, 1998, 1997 and 1996, respectively. Accounts receivable from Fiberstars Australasia Pty. Ltd. as of December 31, 1998 and 1997 were $130,887 and $67,752, respectively.

       The following represents condensed financial information (unaudited) of Fiberstars Australasia as of December 31, 1998 and 1997 and for the years then ended, and combined information of FMP and Fiberstars Australasia for the year ended December 31, 1996 (in thousands):

                                                December 31,
                                             ------------------
                                             1998         1997
                                             ----         ----
            Current assets                   $ 193       $ 208
            Property and other assets           64          37
                                             -----       -----
                                             $ 257       $ 245
                                             =====       =====

            Current liabilities              $ 227       $ 172
            Issued capital                     108         108
            Accumulated deficit                (78)        (35)
                                             -----       -----
                                             $ 257       $ 245
                                             =====       =====

                                                  December 31,
                                         ----------------------------
                                          1998        1997       1996
                                          ----        ----       ----
            Revenue                      $ 569       $ 589       $566
            Expenses                       620         626        545
                                         -----       -----       ----
            Net income (loss)            $ (51)      $ (37)      $ 21
                                         =====       =====       ====

                                FIBERSTARS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.     Accrued Liabilities (in thousands):

                                                      December 31,
                                                   -----------------
                                                    1998       1996
                                                    ----       ----
            Sales commissions and incentives       $1,003     $  735
            Accrued warranty expense                  325        218
            Accrued legal and accounting fees         372         99
            Other                                     498        266
                                                   ------     ------
                                                   $2,198     $1,318
                                                   ======     ======


8.     Lines of Credit:

       On June 28, 1998, the Company entered into the following borrowing arrangements with its bank:

       a) A $1,000,000 revolving line of credit expiring June 28, 1998, bearing interest at prime plus 0.125% (8.625% at December 31, 1997). Borrowings under this line are uncollateralized, and the Company must maintain zero balance for at least 30 consecutive days during each fiscal year.

       b) A $500,000 term loan commitment to finance equipment purchases, expiring June 28, 1999. Borrowings bear interest at prime plus 0.50% (9% at December 31, 1998). Under this note, the Company may finance up to 80% of the cost of the new equipment and 75% of the cost of used equipment. The note is collateralized by a security interest in all equipment financed with the proceeds. Interest only is payable monthly until June 28, 1999, after which the principal plus interest is repayable in 36 monthly installments. There were no amounts outstanding at December 31, 1998. The Company is required to maintain certain financial ratios on a quarterly basis, including specified levels of working capital and tangible net worth.

       c) A (pound) 250,000 bank overdraft agreement with Lloyds Bank Plc which is reviewed again in November 1999. There were no borrowings against this facility at December 31, 1999.

       d) A DM 1,150,000 bank borrowing facility in Germany with Sparkasse Newmarket Bank. There was DM 886,497 in borrowings against this facility as of December 31, 1998. DM 450,000 of this facility terminates in 2003 and DM 700,000 terminates in 2008.

9.     Commitments and Contingencies:

       The Company occupies manufacturing and office facilities under operating leases expiring in 1999 under which it is responsible for related maintenance, taxes and insurance. Minimum lease commitments under the leases are as follows (in thousands):

                                FIBERSTARS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                    Minimum lease commitments
                                                    -------------------------
             1999                                           $  581

             2000                                              701
                                                            ------
             Total minimum lease payments                   $1,282
                                                            ------

       Rent expense approximated $388,000, $322,000 and $318,000, for the years ended December 31, 1998, 1997 and 1996, respectively.

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


10.    Shareholders' Equity:

       Common Stock:

       The notes receivable from shareholders for common stock bear interest at a rate of 9% and are payable ten years from the date of issuance.

       Under the terms of certain agreements with the Company, the holders of approximately 1,489,000 shares of common stock have certain demand and piggyback registration rights. All registration expenses generally would be borne by the Company.

       Warrants:

       The Company has issued warrants to purchase shares of its common stock to certain directors and consultants of the Company. These warrants, which were granted at the fair market value of the common stock at the date of grant as determined by the Board of Directors, expire on varying dates through 1999.

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

                                FIBERSTARS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       Warrant activity comprised:

                                                 Warrants Outstanding
                                            -------------------------------
                                                       Exercise
                                            Shares      Price        Amount
                                            ------      -----        ------
                                                                  (in thousands)

       Balances, December 31, 1995          12,6666   $0.90-$5.40    $ 564
       Warrants exercised                   (15,625)     $0.90         (14)
                                            -------                  -----
       Balances, December 31, 1996 and 1997 111,041   $0.90-$5.40    $ 550
       Warrants exercised/cancelled         (11,041)     $0.90         (10)
                                            -------                  -----
       Balances, December 31, 1998          100,000      $5.40       $ 540
                                            =======                  =====

       At December 31, 1998, 100,000 outstanding warrants were exercisable. The Company has reserved 100,000 shares of common stock for issuance upon exercise of the common stock warrants.


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


       1994 Stock Option Plan:

       At December 31, 1998, an aggregate of 1,350,000 shares of the Company's common stock are reserved for issuance under the 1994 Stock Option Plan to employees, officers, directors and consultants at prices not lower than the fair market value of the common stock of the Company on the date of grant. Options granted may be either incentive stock options or nonstatutory stock options. The plan administrator (the Board of Directors or a committee of the Board) determines the terms of options granted under the plan including the number of shares subject to the option, exercise price, term and exercisability.


       1994 Directors' Stock Option Plan:

       At December 31, 1998, a total of 200,000 shares of common stock has been reserved for issuance under the 1994 Directors' Stock Option Plan. The plan provides for the granting of nonstatutory stock options to nonemployee directors of the Company.

                                FIBERSTARS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



10.    Shareholders' Equity, continued:


       Activity Under the Stock Option Plans:


       Option activity under all plans comprised:

                                                     Options Outstanding
                                               ------------------------------
                                                          Weighted
                                      Options              Average
                                     Available            Exercise
                                        for      Number     Price
                                       Grant   of Shares  Per Share    Amount
                                       -----   ---------  ---------    ------
                                                                  (in thousands)

       Balances, December 31, 1995    200,842    544,203    $3.83      $2,137
         Additional shares reserved   500,000
         Granted                     (299,050)   299,050    $4.99       1,455
         Canceled                      49,892    (49,892)   $5.15        (216)
         Exercised                                (7,188)   $1.04          (9)
                                     --------  ---------               ------
       Balances, December 31, 1996    451,684    786,173    $4.10       3,367
         Granted                     (355,600)   355,600    $4.93       1,866
         Canceled                      22,724    (22,724)   $4.83        (114)
         Exercised                               (87,791)   $0.99         (97)
                                     --------  ---------               ------
       Balances, December 31, 1997    118,808  1,031,258                5,022
         Additional shares reserved   550,000
         Granted                     (282,500)   282,500    $4.49       1,088
         Canceled                      18,284    (18,284)   $4.74         (90)
         Exercised                               (45,790)   $3.54        (164)
                                     --------  ---------               ------
       Balances, December 31, 1998    404,592  1,249,684               $5,856
                                     ========  =========               ======

       At December 31, 1998, 1997 and 1996, options to purchase 623,169, 436,497 and 372,818 shares of common stock, respectively were exercisable at weighted average fair values of $4.78, $4.44 and $3.46, respectively.

                                FIBERSTARS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



10.    Shareholders' Equity, continued:


         Activity Under the Stock Option Plans:

                                OPTIONS                        OPTIONS CURRENTLY
                              OUTSTANDING                         EXERCISABLE
         -------------------------------------------------  ----------------------
                                      Weighted
                                       Average    Weighted                Weighted
                          Number      Remaining   Average                  Average
          Exercise       of Shares   Contractual  Exercise    Number      Exercise
           Prices       Outstanding     Life       Price    Exercisable     Price
           ------       -----------  -----------  --------  -----------   --------
                      (in thousands)  (in years)                        (in thousands)
         $0.90-$0.90        67          3.3         $0.90        67         $0.90
         $3.60-$4.63       377          5.3         $4.99       108         $4.43
         $4.75-$4.75       262          3.0         $4.75       111         $4.75
         $5.13-$5.88       484          3.1         $5.49       277         $5.51
         $6.25-$6.50        60          2.1         $6.49        60         $6.46


       1994 Employee Stock Purchase Plan:

       At December 31, 1998, a total of 50,000 shares of common stock has been reserved for issuance under the 1994 Employee Stock Purchase Plan. The plan permits eligible employees to purchase common stock through payroll deductions at a price equal to the lower of 85% of the fair market value of the Company's common stock at the beginning or ending of the offering period. Employees may end their participation at any time during the offering period, and participation ends automatically on termination of employment with the Company. At December 31, 1998, 39,382 shares had been issued under this plan.


       Stock-Based Compensation:

       The Company has adopted the disclosure only provision of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." The Company, however, continues to apply APB 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for options granted under the Stock Option Plans nor for shares issued under the Employee Stock Purchase Plan. Had compensation cost for these plans been determined based on the fair value of the options at the grant date for awards in 1998, 1997 and 1996 consistent with the provisions of SFAS 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

                                FIBERSTARS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



10.    Shareholders' Equity, continued:

                                                              December 31,
                                                      -------------------------
                                                       1998      1997      1996
                                                       ----      ----      ----
          Net income - as reported                    $ 762     $ 644     $ 511
                                                      =====     =====     =====
          Net income - pro forma                      $ 538     $ 480     $ 422
                                                      =====     =====     =====
          Basic earnings per share - as reported      $0.21     $0.19     $0.15
                                                      =====     =====     =====
          Basic earnings per share - pro forma        $0.15     $0.14     $0.12
                                                      =====     =====     =====
          Diluted earnings per share - as reported    $0.21     $0.18     $0.14
                                                      =====     =====     =====
          Diluted earnings per share - pro forma      $0.15     $0.13     $0.12
                                                      =====     =====     =====

       As the provisions of SFAS 123 are only applied to stock options granted after January 1, 1995 in the above pro forma amounts, the impact of the pro forma stock compensation cost will likely continue to increase, as the vesting period for the Company's options and the period over which compensation is charged to expense is generally four years.

       The fair value of each option grant is estimated on the date of grant using a type of Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996:

                                            1998          1997          1996
                                            ----          ----          ----
          Fair value of options issued      $1.72         $2.38         $1.39
          Exercise price                    $3.80         $5.20         $4.80
          Expected life of option         3.88 years    3.91 years    3.89 years
          Risk-free interest rate           4.82%         6.00%         6.11%
          Expected volatility                 50%           50%           23%


11.      Income Taxes

       The components of the provision for income taxes are as follows (in thousands):

                                                Years Ended December 31,
                                            --------------------------------
                                             1998          1997         1996
                                             ----          ----         ----
            Current:
              Federal                       $(265)        $ (20)        $ (23)
              State                           (47)          (10)           (1)
                                            -----         -----         -----
                                             (312)          (30)          (24)
                                            -----         -----         -----
            Deferred:
              Federal                        (115)         (386)         (303)
              State                           (20)          (21)          (16)
                                            -----         -----         -----
                                             (135)         (407)         (319)
                                            -----         -----         -----
            Provision for income taxes      $(447)        $(437)        $(343)
                                            =====         =====         =====

                                FIBERSTARS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.    Income Taxes, continued:


       The principal items accounting for the difference between income taxes computed at the United States statutory rate and the provision for income taxes reflected in the statements of operations are as follows:

                                                      Years Ended December 31,
                                                     -------------------------
                                                      1998      1997      1996
                                                      ----      ----      ----
          United States statutory rate               (34.0)%   (34.0)%   (34.0)%
          State taxes (net of federal tax benefit)    (5.5)     (3.9)     (5.5)
          Other                                       (2.5)     (2.5)     (0.6)
                                                     -----     -----     -----
                                                     (37.0)%   (40.4)%   (40.1)%
                                                     =====     =====     =====

       The tax effects of temporary differences that give rise to significant portions of the deferred tax asset are as follows (in thousands):

                                                   Years Ended December 31,
                                                   ------------------------
                                                     1998             1997
                                                     ----             ----
          Allowance for doubtful accounts           $ 126             $ 117
          Accrued expenses and other reserves         606               352
          Depreciation and amortization                60               (31)
          General business credits                                      215
          Net operating loss carryforwards                               95
          Installment sales                          (213)
          Other                                        17               (17)
                                                    -----             -----
          Total deferred tax asset                  $ 596             $ 731
                                                    =====             =====

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

                                FIBERSTARS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.    Segments and Geographic Sales:

       The Company has adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information", effective for fiscal years beginning after December 31, 1997. SFAS 131 supersedes Statement of Financial Accounting Standards No. 14 ("SFAS 14"), "Financial Reporting for Segments of a Business Enterprise". SFAS 131 changes current practice under SFAS 14 by establishing a new framework on which to base segment reporting and also requires interim reporting of segment information.

       The Company operates in a single industry segment that manufactures, markets and sells fiber optic lighting products. The Company markets its products for worldwide distribution primarily through independent sales representatives, distributors and swimming pool builders in North America, Europe and the Far East.

       A summary of geographic sales is as follows (in thousands):

                                            Year Ended December 31,
                                       ---------------------------------
                                         1998         1997        1996
                                         ----         ----        ----
            U.S. Domestic              $18,912      $14,736      $13,294
            European subsidiaries          768            0            0
            Export                        3002        3,135        2,282
                                       -------      -------      -------
                                       $22,682      $17,871      $15,576
                                       =======      =======      =======


13.    Employee Retirement Plan:

       The Company maintains a 401(k) profit sharing plan for its employees who meet certain qualifications. The Plan allows eligible employees to defer up to 15% of their earnings, not to exceed the statutory amount per year on a pretax basis through contributions to the Plan. The Plan provides for employer contributions at the discretion of the Board of Directors; however, no such contributions were made in 1998, 1997 and 1996.


14.    Related Party Transactions:

       During 1998 and 1997, the Company advanced a total of $30,000 in each year to certain officers by way of promissory notes. The notes are collateralized by certain issued or potentially issuable shares of the Company's common stock. The notes bear interest at rates ranging from 6% to 8% per annum and are repayable at various dates through April, 1999. At December 31, 1998 and 1997, $196,000 and $161,000 were outstanding and included with notes receivable.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Fiberstars, Inc.
Fremont, California

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Fiberstars, Inc. and its subsidiaries (the Company) at December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




San Jose, California
February 4, 1999