Form 10KSB/A
period 1998-12-31
FIBERSTARS INC /CA/
filed 1999-04-02
CIK 924168

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB/A

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

10.34 Purchase and Take-over Agreement between Frau Claudia Mann, acting for LBM Lichtleit-Fasertechnik, Claudia Mann and Fiberstars Deutschland GmbH and Bernhard Mann.

10.35* Asset Purchase Agreement dated as of December 30, 1998, between Respironics, Inc. and Fiberstars, Inc.

10.36 Lease Agreement dated November 23, 1998 between Registrant and Catellus Development Corporation.

10.37 Lease Agreement dated September 15, 1998 between Resistrant and Harsch Investment Corp.

10.38   Memorandum  of  Understanding   between  Registrant  and  Water  Quality
        Management, Inc. dated January 22, 1999.

10.39 Promissory Note dated June 19, 1998 between Registrant and Fredrick N. Martin

10.40 Promissory Note dated March 25, 1999 between Registrant and J. Steven Keplinger

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