Form 10KSB/A
period 1998-12-31
FIBERSTARS INC /CA/
filed 1999-04-28
CIK 924168

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations


Item 6.         Management's Discussion and Analysis of Results
                     of Operations and Financial Condition

General

In August 1998, the Company purchased the net assets of Fiber Optics International, Inc. (FOI, a Seattle company, for $865,000 consisting of $315,000 in cash and 122,350 in shares of Fiberstars common stock. In November 1998, the Company acquired the net assets of Crescent Lighting Ltd. (Crescent) and Lichtberatung Mann (LBM), fiber optic lighting manufacturers and distributors in Europe. Fiberstars paid $2,875,000 in cash and 282,386 in shares of Fiberstars common stock, or an aggregate of $4,013,000. In December 1998 the Company sold the manufacturing and distribution rights of its phototherapy fiber optic products to Respironics, Inc. for a net gain of $801,000.

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

     OTHER INCOME AND EXPENSES
Other income and expense includes interest income and expense, income (loss) from the Company's joint venture as recognized under the equity method, and income from divestitures. Net interest income was $223,000 in 1998 compared to $246,000 in 1997. The decrease was due primarily to a use of cash in the 4th quarter to acquire two companies, along with a general decrease in interest rates in 1998. The loss from the Company's joint venture was $22,000 in 1998 versus a loss of $12,000 in 1997. This larger loss is mainly due to adverse exchange rate effects on business in Australia. As highlighted above, the divestiture income was a result of the Company selling its rights to the phototherapy fiber optic product to Respironics, Inc.

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

In June 1998, the Company renewed its $1 million unsecured line of credit for working capital purposes and its $500,000 term loan commitment to finance equipment purchases. Both lines expired on June 28, 1998. As of December 31, 1998 the Company had no borrowings outstanding against either of these lines of credit

The Company also had a total borrowing of $527,700 against a credit facility held by its German subsidiary. This borrowing is largely held in order to finance the building of new offices owned by the Company in Basching, Germany.

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

        Competition is increasing in a number of our markets. A number of companies offer directly competitive products, including fiber optic lighting products for downlighting, display case and water lighting, and neon and other lighted signs. Our competitors include some very large and well established companies such as [Philips, Schott, 3M, Bridgestone, Mitsubishi, Osram/Siemens and Rohm & Haas/Advanced Lighting Technologies]. All of these companies have substantially greater financial, technical and marketing resources than we do. We anticipate that any future growth in fiber optic lighting will be accompanied by continuing increases in competition, which could accelerate growth in the market for fiber optic lighting, but which could also adversely affect our operating results to the extent we do not compete effectively.

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


Year 2000 Compliance

Many currently installed computer systems and software products are not capable of distinguishing 20th century dates from 21st century dates. As a result, in less than one year, computers systems and/or software used by many companies in a very wide variety of applications will experience operating difficulties unless they are modified or upgraded to adequately process information involving,  related  to  or  dependent  upon  the  century  change.  Significant uncertainty exists in the software and information services industries concerning the scope and magnitude of problems associated with the century change. In light of the potentially broad effects of the year 2000 on a wide range of business systems, the Company's products and services may be affected.

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

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant

     The information required by this Item regarding directors and nominees is incorporated herein by reference to the information in the Company's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders to be held on May 12, 1999 (the "Proxy Statement") under the caption "PROPOSAL NO. 1: ELECTION OF DIRECTORS."

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