Form 10QSB
period 1999-03-31
FIBERSTARS INC /CA/
filed 1999-05-17
CIK 924168

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

(Mark one)

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

     For the quarterly period ended March 31, 1999

[   ]    Transition  Report  Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

     For the transition period from ____________________ to ____________________

     ___________________________________________________________________________

                         Commission file number 0-24564

                            -------------------------

                                FIBERSTARS, INC.
             (Exact name of registrant as specified in its charter)

                            -------------------------


         California                                      94-3021850
         ----------                                      ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


    2883 Bayview Drive, Fremont, CA                        94538
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

                               Yes   X        No
                                  ------        ------


Number of shares of Common Stock outstanding as of March 31, 1999:     3,982,601

                         Index to Exhibits is at page 16

                                FIBERSTARS, INC.

                                TABLE OF CONTENTS



                                                                            Page
                                                                            ----
                         Part I - FINANCIAL INFORMATION

Item 1         Financial Statements:

               a.   Consolidated Balance Sheets
                    March 31, 1999 and December 31, 1998.......................3

               b.   Consolidated Statements of Operations
                    Three months ended March 31, 1999 and 1998.................4

               c.   Consolidated Statements of Comprehensive Operation
                    Three months ended March 31, 1999 and 1998.................5

               d.   Consolidated Statements of Cash Flows
                    Three months ended March 31, 1999 and 1998.................6

               e.   Notes to Financial Statements............................7-8

Item 2         Management's Discussion and Analysis of Financial
               Condition and Results of Operations..........................9-14



                           Part II - OTHER INFORMATION


Item 6         Exhibits and Reports on Form 8-K...............................15

               Signatures.....................................................15



                                    EXHIBITS

               Index to Exhibits..............................................16

                          PART I. FINANCIAL INFORMATION

          Item 1.    Financial Statements


                                FIBERSTARS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (amounts in thousands)

                                                                 March 31,            December 31,
                                                                   1999                   1998
                                                               --------------         --------------
                                                                (unaudited)
          ASSETS
          Current assets:
             Cash and cash equivalents                       $           529        $         1,290
             Accounts receivable, net                                  6,485                  5,210
             Notes and other receivables                                 631                    771
             Inventories                                               4,270                  4,179
             Prepaids and other current assets                           396                    369
             Deferred income taxes                                       532                    507
                                                             ----------------       ----------------
                  Total current assets                                12,843                 12,326

          Fixed assets, net                                            1,567                  1,522
          Goodwill                                                     4,274                  4,403
          Investment in joint venture                                     18                     18
          Other assets                                                    68                    566
          Deferred income taxes                                           89                     89
                                                               --------------         --------------
                  Total assets                               $        18,859        $        18,924
                                                             ================       ================

          LIABILITIES
          Current Liabilities:
             Accounts payable                                $         2,390        $         2,598
             Accrued liabilities                                       2,164                  2,198
             Current portion of long-term debt                            99                    107
                                                             ----------------       ----------------
                  Total current liabilities                            4,653                  4,903
          Long-term debt, less current portion                           720                    667
                                                             ----------------       ----------------
                  Total liabilities                                    5,373                  5,570
                                                             ----------------       ----------------

          SHAREHOLDERS' EQUITY
          Common stock                                                     0                      0
          Additional paid-in capital                                  13,930                 13,930
          Note receivable from shareholder                               (86)                   (86)
          Cumulative translation adjustments                             (28)                     0
          Accumulated deficit                                           (330)                  (490)
                                                             ----------------       ----------------
                  Total shareholders' equity                          13,486                 13,354
                                                             ----------------       ----------------
                  Total liabilities and shareholders' equity $        18,859        $        18,924
                                                             ================       ================

   The accompanying notes are an integral part of these financial statements.

                                     Page 3

                                FIBERSTARS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (amounts in thousands except per share amounts)
                                   (unaudited)
                                                             Three Months Ended March 31,
                                                                1999              1998
                                                            ------------       ----------
        Net sales                                           $     7,182        $   4,659
        Cost of sales                                             4,206            3,144
                                                            ------------       ----------
                  Gross profit                                    2,976            1,515
                                                            ------------       ----------

        Operating expenses:
            Research and development                                329              306
            Sales and marketing                                   1,858            1,278
            General and administrative                              543              402
                                                            ------------       ----------
                  Total operating expenses                        2,730            1,986
                                                            ------------       ----------
                      Income (loss) from operations                 246             (471)

        Other income:
            Interest income, net                                      4               63
                                                            ------------       ----------
                  Income (loss) before income taxes                 250             (408)
        Benefit from (provision for) income taxes                   (90)             147
                                                            ------------       ----------
                  Net income (loss)                         $       160        $    (261)
                                                            ============       ==========

        Net income (loss) per share - basic                 $      0.04        $   (0.07)
                                                            ============       ==========
        Shares used in per share calculation - basic              3,983            3,515
                                                            ============       ==========

        Net income (loss) per share - diluted               $      0.04        $   (0.07)
                                                            ============       ==========
        Shares used in per share calculation - diluted            4,031            3,515
                                                            ============       ==========

   The accompanying notes are an integral part of these financial statements.

                                FIBERSTARS, INC.
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATION
                 (amounts in thousands except per share amounts)
                                   (unaudited)

                                                   Three Months Ended March 31,
                                                       1999             1998
                                                   -----------      -----------

Net income (loss)                                  $      160       $     (261)

Other comprehensive loss, net of tax:
    Foreign currency translation adjustments              (28)               0
                                                   -----------      -----------
         Comprehensive income (loss)               $      132       $     (261)
                                                   ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                                 FIBERSTARS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                                   (unaudited)

                                                                   Three months ended March 31,
                                                                         1999           1998
                                                                      -------        -------

Cash flows from operating activities:
      Net income (loss)                                               $   160        $  (261)
                                                                      -------        -------
      Adjustments to  reconcile  net  income  (loss)  to net
               cash  provided  by
               operating activities:
                Depreciation and amortization                             263            125
                Provision for doubtful accounts receivable                 19             29
                Deferred income taxes                                     (25)          (147)
                Changes in assets & liabilities:
                        Accounts receivable, trade                     (1,294)        (1,844)
                        Notes and other receivable                        (65)            28
                        Inventories                                       (91)            30
                        Prepaid expenses and other current assets.        (27)          (132)
                        Other assets                                      498             (2)
                        Accounts payable                                 (208)           301
                        Accrued liabilities                               (34)           280
                                                                      -------        -------
                                Total adjustments                        (964)        (1,332)
                                                                      -------        -------
                Net cash used in operating activities                    (804)        (1,593)
                                                                      -------        -------


Cash flows from investing activities:
      Sale of short-term investments                                        0          2,008
      Cash received against loans made under notes receivable             205              0
      Acquisition of fixed assets                                        (239)          (110)
                                                                      -------        -------
                Net cash provided by (used in) investing activities       (34)         1,898
                                                                      -------        -------

Cash flows from financing activities:
      Cash proceeds from sale of common stock                               0             84
      Repayment of long term debt                                          (2)            (8)
      Addition to long term debt                                           47              0
                                                                      -------        -------
                Net cash provided by financing activities                  45             76
                                                                      -------        -------

Effect of exchange rate changes on cash                                    32              0
                                                                      -------        -------
Net increase (decrease) in cash and cash equivalents                     (761)           381
Cash and cash equivalents, beginning of period                          1,290            523
                                                                      -------        -------
Cash and cash equivalents, end of period                              $   529        $   904
                                                                      =======        =======

   The accompanying notes are an integral part of these financial statements.

                                     Page 6

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

The year-end balance sheet information was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1998., contained in the Company's 1998 Annual Report to Shareholders.

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

In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

                                                    Three months ended March 31,
                                                    ----------------------------
                                                      1999              1998
                                                    ------            ------
Numerator - Basic and diluted EPS
     Net income (loss)                              $  160            $  (261)
     Denominator - Basic EPS
     Weighted average shares outstanding             3,983             3,515
                                                    ------            ------
Basic earnings per share                            $ 0.04            $ (0.07)
                                                    ======            =======

Denominator - Diluted EPS
     Denominator - Basic EPS                         3,983             3,515
     Effect of dilutive securities:
         Stock options and warrants                     48              --
                                                    ------            ------
                                                     4,031             3,515
                                                    ======            ======

Options and warrants to purchase 1,193,140 shares of common stock were outstanding at March 31, 1999, but were not included in the calculation of diluted EPS because their inclusion would have been antidilutive. At March 31, 1998, options and warrants to purchase 250,303 were outstanding, but were not included in the calculation of diluted EPS because their inclusion would have been antidilutive.

2.  Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                            March 31,             December 31,
                                              1999                    1998
                                              ----                    ----
                                           (unaudited)
Raw materials                                $3,099                  $2,780
Finished Goods                                1,171                   1,399
                                             ------                  ------
                                             $4,270                  $4,179
                                             ======                  ======

3.  Comprehensive Income

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," effective January 1, 1998. This statement requires the disclosure of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as net income plus revenues, expenses, gains and losses that, under generally accepted accounting principles, are excluded from net income. A separate statement of comprehensive income has been presented with this report.

4.       Significant Equity Transactions

There were no significant equity transactions during the quarter.

5.  Recent Pronouncements

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), which supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 changes current practice under SFAS 14 by establishing a new framework on which to base segment reporting and also requires interim reporting of segment information. SFAS 131 is effective for fiscal years beginning after December disclosures would not be required until the first quarter immediately subsequent to the fiscal year in which SFAS 131 is effective. The Company operates in one segment and will not be reporting product segment information.

6.       Segments and Geographic Sales

The Company operates in a single industry segment that manufactures, markets and sells fiber optic lighting products. The Company markets its products for worldwide distribution primarily through independent sales representatives, distributors and swimming pool builders in North America, Europe and the Far East.

A summary of geographic sales is as follows (in thousands):

                                                   Three months ended March 31,
                                                   ----------------------------
                                                     1999              1998
                                                     ----              ----
                                                  (unaudited)       (unaudited)
U.S. Domestic                                       $4,692             $4,113
Foreign                                              2,490                546
                                                    ------             ------
                                                    $7,182             $4,659
                                                    ======             ======

                                FIBERSTARS, INC.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


The following discussion should be read in conjunction with the attached financial statements and notes thereto.

RESULTS OF OPERATIONS

Net sales increased 54% to $7,182,000 for the quarter ending March 31, 1999. The increase was a result of growth in the commercial lighting and pools product sales. Revenue from companies acquired in 1998 also contributed to revenue growth in the 1st quarter.

Gross profit increased to $2,976,000 in the 1st quarter of 1999, a 97% increase. The gross profit margin was 41.4% for the quarter, an increase from the 32.5% gross margin achieved in the 1st quarter of 1998. The increase in gross margin was primarily a result of lower lightbox costs in 1999 versus 1998, as well as lower freight and warranty expenses.

Research and development expenses were $329,000 in the 1st quarter of 1999, a 7.5% increase over 1998. The increase is largely due to additional product testing expenses in 1999 as compared to the same period in 1998. Research and development expenses were 5% of sales in in the 1st quarter 1999 versus 7% in 1998. Sales and marketing expenses were $1,858,000 in the 1st quarter of 1999 as compared to $1,278,000 in 1998, an increase of 45%. The increase was primarily due to $580,000 in additional expenses for the 1st quarter of 1999 from the companies acquired in 1998 for which there were no expenses in the 1st quarter of 1998. Sales and marketing expenses were 26% of sales in the 1st quarter of 1999 compared to 27% in 1998. General and administrative costs were $543,000 in the 1st quarter 1999, an increase of 35% over 1998 costs. This increase was largely a result of additional general and administrative costs in the first quarter of 1999 from companies acquired in 1998 for which there were no expenses in the 1st quarter of 1998. General and administrative costs were 8% of revenue in the quarter ending March 31, 1999 versus 9% for the same quarter in 1998. Total operating expenses were 38% of sales in the 1st quarter of 1999 as compared to 43% in 1998.

Other income and expense includes interest income and expense. Net interest income was $4,000 in the 1st quarter of 1999 compared to $63,000 in 1998. The decrease was due primarily to a use of cash in 1998 to acquire three companies, along with a general decrease in interest rates since the 1st quarter of 1998.

The income tax rate in the 1st quarter 1999 was 36%, the same rate recorded in 1998. The tax rate is lower than historical rates due to the recognition of certain tax benefits accumulated over prior years.

As a result of the increase in sales in the 1st quarter of 1999 over the same quarter in 1998 along with the improvement in gross margin, the Company recorded net income of $160,000 in the 1st quarter of 1999 as compared to a net loss of $261,000 for the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

For the quarter ended March 31, 1999, cash and cash equivalents when combined with short-term investments were $529,000 as compared to $1,290,000 for the year ended December 31, 1998. During the quarter, net income contributed $160,000 to cash, however cash was utilized to increase working capital, primarily due to an increase in accounts receivable for purchases of "early buy" products on dated terms to distributors in the pools market, resulting in an overall use of $804,000 in cash for operating activities. Cash utilized to acquire fixed assets was partially offset by cash received against loans outstanding for a divestiture made in fiscal 1998, resulting in a net use of $34,000 in cash for investing activities. There was a net use of $45,000 in cash for financing activities, primarily for additions to long term debt for the completion of the office facility in Germany. As a result of the uses of cash for operating activies, investing activities and financing activities combined with exchange rate effects, there was a net use of cash in the 1st quarter of $761,000 which resulted in an ending cash balance of $529,000. It is expected that as the "early buy" invoices are collected during the 2nd quarter that cash balances will increase from this level.

The Company has a $2 million unsecured line of credit for working capital purposes and a $500,000 term loan commitment to finance equipment purchases. Both lines expire on June 28, 1999. As of March 31, 1999 the Company had $249,000 utilized against this facility for the purpose of securing certain borrowings made by its German subsidiary as part of its building loan.

The Company also had a total borrowing of $720,000 against a credit facility held by its German subsidiary. This borrowing is largely held in order to finance the building of new offices owned by the Company in Berching, Germany.

The Company believes that existing cash balances, together with the Company's bank lines of credit and funds that may be generated from operations, will be sufficient to finance the Company's currently anticipated working capital requirements and capital expenditure requirements for at least the next twelve months.

OTHER FACTORS

This Report on Form 10QSB contains forward-looking statements. Such statements generally concern future operating results, capital expenditures, product development and enhancements, liquidity and strategy. Specific forward-looking statements in this report include, without limitation, statements regarding improvements in the Company's cash position. We may not update these forward looking statements, and the occurrence of the events predicted in these statements is subject to a number of risks and uncertainties, including those discussed in this report. These risks and uncertainties could cause our actual results to differ materially from the results predicted in our forward looking statements. You are encouraged to consider all the information in this report along with our other periodic reports on file with the SEC, prior to investing in our stock.

BUSINESS RISKS AND UNCERTAINTIES

Our quarterly operating results can vary significantly depending upon a number of factors. It is difficult to predict the lighting market's acceptance of our products on a quarterly basis, and the level and timing of orders received can fluctuate substantially. Our sales volumes also fluctuate. Historically we have shipped a substantial portion of our quarterly sales in the last month of each of the second and fourth quarters of the year. Significant portions of our expenses are relatively fixed in advance based upon our forecasts of future sales. If sales fall below our expectations in any given quarter, we will not be able to make any significant adjustment in our operating expenses and our operating results will be adversely affected. In addition, our product development and marketing expenditures may vary significantly from quarter to quarter and are made well in advance of potential resulting revenue.

Sales of our pool and spa lighting products, which currently are available only with newly constructed pools and spas, depend substantially upon the level of new construction. Sales of commercial lighting products also depend significantly upon the level of new building construction and the renovation of existing buildings. Construction levels are affected by housing market trends, interest rates, and the weather. Because of the seasonality of construction, our sales of swimming pool and commercial lighting products, and thus our overall revenues and income, have tended to be significantly lower in the first quarter of each year. Various economic and other trends may alter these seasonal trends from year to year, and we cannot predict the extent to which these seasonal trends will continue. We believe our business has been favorably impacted by recent strength in the overall U.S. economy. If the U.S. economy softens, our operating results will probably suffer.

Competition is increasing in a number of our markets. A number of companies offer directly competitive products, including fiber optic lighting products for downlighting, display case and water lighting, and neon and other lighted signs. Our competitors include some very large and well established companies such as Philips, Schott, 3M, Bridgestone, Mitsubishi, Osram/Siemens and Rohm &
Haas/Advanced Lighting Technologies. All of these companies have substantially greater financial, technical and marketing resources than we do. We anticipate that any future growth in fiber optic lighting will be accompanied by continuing increases in competition, which could accelerate growth in the market for fiber optic lighting, but which could also adversely affect our operating results to the extent we do not compete effectively.

We believe the success of our business depends primarily on our continued technical innovation, marketing abilities and responsiveness to customer requirements, rather than on patents, trade secrets, trademarks, copyrights and other intellectual property rights. Nevertheless, we have a policy of seeking to protect our intellectual property through, among other things, the prosecution of patents with respect to certain of our technologies. There are many issued patents and pending patent applications in the field of fiber optic technology, and certain of our competitors hold and have applied for patents related to fiber optic lighting. Although to date we have not been involved in litigation challenging our intellectual property rights or asserting intellectual property rights of others, we have in the past received communications from third parties asserting rights in our patents or that our technology infringes intellectual property rights held by such third parties. Based on information currently available to us we do not believe that any such claims involving our technology or patents are meritorious. However, we may be required to engage in litigation to protect our patent rights or to defend against the claims of others. In the event of litigation to determine the validity of any third party claims or claims by us against such third party, such litigation, whether or not determined in our favor, could result in significant expense.

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

We have recently completed a series of three acquisitions, including two acquisitions in Europe, and are now faced with the difficult task of integrating personnel, marketing and operations of these recently acquired companies. We have no significant prior experience integrating acquired companies, and we may face unforeseen difficulties which we are unable to readily address. If we fail to effectively utilize the new additions to our management and technical teams resulting from our acquisitions, if our customers or the customers of the acquired companies do not react favorably to the acquisitions, or if we fail otherwise to realize the potential benefits of these transactions, our business and operating results could be adversely affected.

YEAR 2000 COMPLIANCE

Many currently installed computer systems and software products are not capable of distinguishing 20th century dates from 21st century dates. As a result, within the next year, computers systems and/or software used by many companies in a very wide variety of applications will experience operating difficulties unless they are modified or upgraded to adequately process information involving,  related  to  or  dependent  upon  the  century  change.  Significant uncertainty exists in the software and information services industries concerning the scope and magnitude of problems associated with the century change. In light of the potentially broad effects of the year 2000 on a wide range of business systems, the Company's products and services may be affected.

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

The Company has made efforts to determine the extent of and minimize the risk that the computer systems of the Company's suppliers or customers are not Year 2000 compliant, or will not become compliant on a timely basis. The Company expects that the process of making inquiries with these customers and suppliers will be ongoing through the end of 1999. As of this report, the Company has had responses from a portion of these customers and suppliers. Of those responding, the majority are compliant, with the rest indicating they will be compliant by year end 1999. If Year 2000 problems prevent any of the Company's suppliers from timely delivery of products or services required by the Company, the Company's operating results could be materially adversely affected. However, the Company currently estimates that its costs to address Year 2000 issues relating to its suppliers will not be material, and that these costs will be funded from its operating cash flows. The Company has identified and will continue to identify alternative suppliers in the event its preferred suppliers become incapable of timely delivering products or services required by the Company. The Company's suppliers are generally locally or regionally based, which tends to lessen the Company's exposure from the lack of readiness of any single supplier.

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

Year 2000 costs relating to the Company's own computer systems including consulting fees and costs to remediate or replace hardware and software as well as non-incremental costs resulting from redeployment of internal resources are estimated to be immaterial . The Company is not able to accurately estimate potential costs associated with the Year 2000 issues of its customers and suppliers, and is in the process of verifying that these companies will be year 2000 compliant by the end of 1999. There can be no assurance that the estimated costs for remediating the Company's own systems as well as estimated costs associated with the potential non-compliance of its customers and suppliers are correct, and actual results could differ materially from these estimates. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer costs, and similar uncertainties.

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

                                    FIBERSTARS, INC.


Date: May 14, 1999


                                    By: /s/  Robert A. Connors
                                        ------------------------------
                                             Robert A. Connors
                                             Chief Financial Officer

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