Form 10QSB
period 1999-06-30
FIBERSTARS INC /CA/
filed 1999-08-16
CIK 924168

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

     For the quarterly period ended   June 30,  1999

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from . . . . . . . . . . . to . . . . . . . . . .

         Commission file number   0-24564
                                  -------

                                -----------------

                                FIBERSTARS, INC.
             (Exact name of registrant as specified in its charter)

                                -----------------


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

                                  Yes X No ____


Number of shares of Common Stock outstanding as of June 30, 1999:     3,987,236
                                                                      ----------
                         Index to Exhibits is at page 15


                                FIBERSTARS, INC.

                                TABLE OF CONTENTS



                                                                                              Page
                                                                                              ----

                         Part I - FINANCIAL INFORMATION

Item 1         Financial Statements:

               a.   Consolidated Balance Sheets
                    June 30, 1999 and December 31, 1998.........................................3

               b.   Consolidated Statements of Operations
                    Three and six months ended June 30, 1999 and 1998...........................4

               c.   Consolidated Statements of Comprehensive Operation
                    Three and six months ended June 30, 1999 and 1998...........................5

               d.   Consolidated Statements of Cash Flows
                    Six months ended June 30, 1999 and 1998.....................................6

               e.   Notes to Financial Statements.............................................7-8

Item 2         Management's Discussion and Analysis of Financial
               Condition and Results of Operations...........................................9-13



                           Part II - OTHER INFORMATION


Item 6         Exhibits and Reports on Form 8-K................................................14

               Signatures......................................................................14



                                    EXHIBITS

               Index to Exhibits...............................................................15


                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements


                                FIBERSTARS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (amounts in thousands)


                                                          June 30,  December 31,
                                                            1999        1998
                                                          --------     --------
                                                         (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                             $  1,757     $  1,290
    Accounts receivable trade, net                           5,738        5,210
    Notes and other accounts receivables                       414          771
    Inventories                                              4,160        4,179
    Prepaids and other current assets                          506          369
    Deferred income taxes                                      254          507
                                                          --------     --------
        Total current assets                                12,829       12,326

Fixed assets, net                                            1,575        1,522
Goodwill, net                                                4,060        4,403
Investment in joint venture                                      2           18
Other assets                                                   169          566
Deferred income taxes                                           89           89
                                                          --------     --------
        Total assets                                      $ 18,724     $ 18,924
                                                          ========     ========


LIABILITIES
Current Liabilities:
    Accounts payable                                      $  2,046     $  2,598
    Accrued expenses                                         2,034        2,198
    Current portion of long-term debt                          114          107
                                                          --------     --------
        Total current liabilities                            4,194        4,903
Long-term debt, less current portion                           610          667
                                                          --------     --------
        Total liabilities                                    4,804        5,570
                                                          --------     --------


SHAREHOLDERS' EQUITY
Common stock                                                     0            0
Additional paid-in capital                                  13,946       13,930
Note receivable from shareholder                               (75)         (86)
Cumulative translation adjustments                             (58)           0
Retained earnings (accumulated deficit)                        107         (490)
                                                          --------     --------
        Total shareholders' equity                          13,920       13,354
                                                          --------     --------
        Total liabilities and shareholders' equity        $ 18,724     $ 18,924
                                                          ========     ========


                     The accompanying notes are an integral
                       part of these financial statements
                                     Page 3

                                                          FIBERSTARS, INC.
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (amounts in thousands except per share amounts)
                                                             (Unaudited)



                                                                       Three Months Ended June 30,        Six Months Ended June 30,
                                                                          1999             1998             1999             1998
                                                                        --------         --------         --------         --------
Net sales                                                               $  8,845         $  6,162         $ 16,027         $ 10,821
Cost of sales                                                              5,106            3,657            9,312            6,801
                                                                        --------         --------         --------         --------
          Gross profit                                                     3,739            2,505            6,715            4,020
                                                                        --------         --------         --------         --------

Operating expenses:
     Research and development                                                324              344              653              651
     Sales and marketing                                                   2,101            1,343            3,959            2,620
     General and administrative                                              609              378            1,152              779
                                                                        --------         --------         --------         --------
          Total operating expenses                                         3,034            2,065            5,764            4,050
                                                                        --------         --------         --------         --------
               Income from operations                                        705              440              951              (30)

Other income:
     Equity in joint venture's loss                                          (15)             (20)             (15)             (20)
     Interest income, net                                                      1               45                5              108
                                                                        --------         --------         --------         --------
          Income before income taxes                                         691              465              941               58
Provision for income taxes                                                  (254)            (174)            (344)             (28)
                                                                        --------         --------         --------         --------
          Net income                                                    $    437         $    291         $    597         $     30
                                                                        ========         ========         ========         ========

Net income per share - basic                                            $   0.11         $   0.08         $   0.15         $   0.01
                                                                        ========         ========         ========         ========
Shares used in per share calculation - basic                               3,983            3,554            3,983            3,534
                                                                        ========         ========         ========         ========

Net income per share - diluted                                          $   0.11         $   0.08         $   0.15         $   0.01
                                                                        ========         ========         ========         ========
Shares used in per share calculation - diluted                             4,053            3,639            4,041            3,637
                                                                        ========         ========         ========         ========


                                               The accompanying notes are an integral
                                                 part of these financial statements
                                                               Page 4


                                                          FIBERSTARS, INC.
                                         CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATION
                                           (amounts in thousands except per share amounts)
                                                             (unaudited)



                                                                           Three Months Ended June 30,     Six Months Ended June 30,
                                                                             1999             1998             1999            1998
                                                                             -----            -----           -----            -----

Net income                                                                   $ 437            $ 291           $ 597            $  30

Other comprehensive loss, net of tax:
     Foreign currency translation adjustments                                  (30)               0             (58)               0
                                                                             -----            -----           -----            -----
          Comprehensive income                                               $ 407            $ 291           $ 539            $  30
                                                                             =====            =====           =====            =====

                                               The accompanying notes are an integral
                                                 part of these financial statements
                                                               Page 5


                                                          FIBERSTARS, INC.
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (amounts in thousands)
                                                             (unaudited)


                                                                                                          Six months ended June 30,
                                                                                                         1999                 1998
                                                                                                        -------             -------
Cash flows from operating activities:
     Net income                                                                                         $   597             $    30
                                                                                                        -------             -------
     Adjustments to reconcile net income to net cash provided by
          (used in) operating activities:
               Depreciation and amortization                                                                428                 235
               Provision for doubtful accounts receivable                                                    47                  57
               Deferred income taxes                                                                        254                  28
               Equity in joint ventures' loss                                                                15                  20
               Changes in assets & liabilities:
                       Accounts receivable                                                                 (574)             (1,542)
                       Notes and other receivable                                                           (56)                  0
                       Inventories                                                                           18                (159)
                       Prepaid expenses and other current assets                                           (137)                  6
                       Other assets                                                                         397                 (90)
                       Accounts payable                                                                    (552)                193
                       Accrued liabilities                                                                 (163)                673
                                                                                                        -------             -------
                               Total adjustments                                                           (323)               (579)
                                                                                                        -------             -------
               Net cash provided by (used in) operating activities                                          274                (549)
                                                                                                        -------             -------


Cash flows from investing activities:
     Sale of short-term investments                                                                           0               1,527
     Repayment of loans made to officers                                                                      0                  30
     Loans made to officers                                                                                   0                 (30)
     Repayment of loans made under notes receivable                                                         413                   0
     Acquisition of fixed assets                                                                           (278)               (249)
                                                                                                        -------             -------
               Net cash provided by investing activities                                                    135               1,278
                                                                                                        -------             -------

Cash flows from financing activities:
     Cash proceeds from sale of common stock                                                                 27                 182
     Repayment of long term debt                                                                            (49)                (10)
                                                                                                        -------             -------
               Net cash provided by (used in) financing activities                                          (22)                172
                                                                                                        -------             -------

Effect of exchange rate changes on cash                                                                      80                   0
                                                                                                        -------             -------
Net increase in cash and cash equivalents                                                                   467                 901
Cash and cash equivalents, beginning of period                                                            1,290                 523
                                                                                                        -------             -------
Cash and cash equivalents, end of period                                                                $ 1,757             $ 1,424
                                                                                                        =======             =======

                                               The accompanying notes are an integral
                                                 part of these financial statements
                                                               Page 6

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

The year-end balance sheet information was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1998, contained in the Company's 1998 Annual Report to Shareholders.

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

In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):
                                               Three months        Six months
                                               ended June 30,    ended June 30,
                                               --------------    --------------
                                                1999     1998     1999     1998
                                               ------   ------   ------   ------
Numerator - Basic and diluted EPS
     Net income                                $  437   $  291   $  597   $   30
Denominator - Basic EPS
     Weighted average shares outstanding        3,983    3,554    3,983    3,534
                                               ------   ------   ------   ------
Basic earnings per share                       $ 0.11   $ 0.08   $ 0.15   $ 0.01
                                               ======   ======   ======   ======

Denominator - Diluted EPS
     Denominator - Basic EPS                    3,983    3,554    3,983    3,534
     Effect of dilutive securities:
         Stock options                             70       85       58      103
                                               ------   ------   ------   ------
                                                4,053    3,639    4,041    3,637
                                               ------   ------   ------   ------
Diluted earnings per share                     $ 0.11   $ 0.08   $ 0.15   $ 0.01
                                               ======   ======   ======   ======



Options and warrants to purchase 1,194,848 shares of common stock were outstanding at June 30, 1999, but were not included in the calculation of diluted EPS because their inclusion would have been antidilutive. At June 30, 1998, options and warrants to purchase 569,466 were outstanding, but were not included in the calculation of diluted EPS because their inclusion would have been antidilutive.

2.  Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                                        June 30,    December 31,
                                                          1999          1998
                                                         ------        ------
                                                      (unaudited)

Raw materials                                            $2,864        $2,780
Finished Goods                                            1,296         1,399
                                                         ------        ------
                                                         $4,160        $4,179
                                                         ======        ======

3. Comprehensive Income

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," effective January 1, 1998. This statement requires the disclosure of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as net income plus net sales, expenses, gains and losses that, under generally accepted accounting principles, are excluded from net income. A separate statement of comprehensive income has been presented with this report.

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

A summary of geographic sales is as follows (in thousands):

                                                      Six months ended June 30,
                                                     ---------------------------
                                                       1999             1998
                                                     -------           -------
                                                   (unaudited)       (unaudited)

U.S. Domestic                                        $10,895           $ 9,298
Foreign                                                5,132             1,523
                                                     -------           -------
                                                     $16,027           $10,821
                                                     =======           =======

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

The following discussion should be read in conjunction with the attached financial statements and notes thereto.

RESULTS OF OPERATIONS

Net sales increased 44% to $8,845,000 for the quarter ending June 30, 1999. The increase was a result of growth in the commercial lighting and pools product sales. Net sales from companies acquired in 1998 also contributed to net sales growth in the 2nd quarter. For the half-year ending June 30, 1999 net sales were $16,027,000, a 48% increase over the prior year. Net sales year-to-date grew in both pools and commercial lighting and was augmented by contributions from companies acquired in 1998.

Gross profit increased to $3,739,000 in the 2nd quarter of 1999, a 49% increase over the same period in the prior year. The gross profit margin was 42.3% for the quarter, an increase from the 40.7% gross margin achieved in the 2nd quarter of 1998. The increase in gross margin was primarily a result of lower warranty and freight costs in 1999 versus 1998. Gross profit year-to-date was $6,715,000, 67% above the gross profit for the same period in the prior year. The gross profit margin year-to-date was 41.9% compared to 37.2% in the prior year. The improvement was a result of lower costs for components along with lower warranty expenses.

Research and development expenses were $324,000 in the 2nd quarter of 1999, a 6% decrease over the 2nd quarter of 1998 due to lower travel and project costs. Research and development expenses were 4% of sales in the 2nd quarter 1999 versus 6% in 1998. Year-to-date, research and development expenses were $653,000 compared to $651,000 in the prior year. As a percentage of net sales, research and development were 4% year-to-date versus 6% in the prior year largely as a result of expenses remaining constant while net sales increased.

Sales and marketing expenses were $2,101,000 in the 2nd quarter of 1999 as compared to $1,343,000 in 1998, an increase of 56%. The increase was primarily due to $643,000 in additional expenses for the 2nd quarter of 1999 from the companies acquired in 1998 for which there were no expenses in the 2nd quarter of 1998. Sales and marketing expenses were 24% of sales in the 2nd quarter of 1999 compared to 22% in 1998. Year-to-date, sales and marketing expenses were $3,959,000 compared to $2,620,000, a 51% increase. The increase was largely a result of $1,223,000 in additional expenses from companies acquired in 1998 for which there were no expenses in the 1st half of 1998. Sales and marketing expenses were 25% of net sales year-to-date in 1999 versus 24% for the same period in the prior year.

General and administrative costs were $609,000 in the 2nd quarter 1999, an increase of 61% over 1998 costs. This increase was largely a result of additional general and administrative costs in the second quarter of 1999 from companies acquired in 1998 for which there were no expenses in the 2nd quarter of 1998. General and administrative costs were 7% of net sales in the quarter ending June 30, 1999 versus 6% for the same quarter in 1998. Year-to-date, general and administrative expenses were $1,152,000 in 1999 compared to $779,000 for the same period in the prior year. Increases were largely due to additional costs from companies acquired at the end of 1998. General and administrative costs were 7% of net sales year-to-date in 1999 versus 7% for the same period in the prior year.

Total operating expenses were 34% of net sales in the 2nd quarter of 1999, the same percentage as that achieved in 1998. Year-to-date, total operating expenses were 36% of net sales in 1999 compared to 37% for the same period in the prior year.

Other income and expense includes income from joint ventures and interest income and expense. The Company incurred losses from its joint venture with its Australian distributor of $15,000 in the 2nd quarter of 1999 compared to a loss of $20,000 for the same period in 1998. The Company is working with its Australian distributor to decrease these losses. Net interest income was $1,000 in the 2nd quarter of 1999 compared to $45,000 in 1998. The decrease was due primarily to a use of cash in 1998 to acquire three companies, along with a general decrease in interest rates since the 2nd quarter of 1998. Similarly, year-to-date, the losses from the Company's joint venture were $15,000 compared to $20,000 in the prior year. Net interest income year-to-date was $5,000 in 1999 versus $108,000 for the same period in 1998, largely as a result of a decrease in the cash position from 1998 to 1999 due to the usage of cash for acquisitions.

The income tax rate in the 2nd quarter 1999 was 37%, the same rate recorded in 1998. The tax rate is lower than historical rates due to the recognition of certain tax benefits accumulated over prior years. Year-to-date, the income tax rate was 37%.

As a result of the increase in sales in the 2nd quarter of 1999 over the same quarter in 1998 and the improvement in gross margin, the Company's net income increased to $437,000 in the 2nd quarter of 1999 as compared to net income of $291,000 for the same period in 1998. Year-to-date, net income was $597,000 compared to $30,000 in for the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

For the period ended June 30, 1999, cash and cash equivalents when combined with short-term investments were $1,757,000 as compared to $1,290,000 for the year ended December 31, 1998. During the 1st half of 1999, net income contributed $597,000 to cash, some of which was utilized to increase working capital, primarily for increases in accounts receivable. Cash utilized to acquire fixed assets was partially offset by cash received against loans outstanding for a divestiture made in fiscal 1998, resulting in a net cash provided of $135,000 from investing activities. There was a net use of $22,000 in cash for financing activities, primarily for paying down long term debt of subsidiaries. As a result of the cash provided from operating activities and investing activities combined with exchange rate effects, there was a net provision of cash in the 1st half of $467,000 which resulted in an ending cash balance of $1,757,000.

The Company has a $2.5 million unsecured line of credit for working capital purposes and a term loan commitment of $500,000 for equipment purchases. There are renewed on an annual basis, with the most recent renewal in August 1999, subsequent renewals will also be in August. As of June 30, 1999 the Company had no borrowings outstanding against either of these lines of credit.

The Company also had a total borrowing of $724,000 against a credit facility held by its German subsidiary. This borrowing is largely held in order to finance the building of new offices owned by the Company in Berching, Germany.

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

BUSINESS RISKS AND UNCERTAINTIES

Our quarterly operating results can vary significantly depending upon a number of factors. It is difficult to predict the lighting market's acceptance of our products on a quarterly basis, and the level and timing of orders received can fluctuate substantially. Our sales volumes also fluctuate. Historically we have shipped a substantial portion of our quarterly sales in the last month of each of the second and fourth quarters of the year. Significant portions of our expenses are relatively fixed in advance based upon our forecasts of future sales. If sales fall below our expectations in any given quarter, we will not be able to make any significant adjustment in our operating expenses and our operating results will be adversely affected. In addition, our product development and marketing expenditures may vary significantly from quarter to quarter and are made well in advance of potential resulting net sales.

Sales of our pool and spa lighting products, which currently are available only with newly constructed pools and spas, depend substantially upon the level of new construction. Sales of commercial lighting products also depend significantly upon the level of new building construction and the renovation of existing buildings. Construction levels are affected by housing market trends, interest rates, and the weather. Because of the seasonality of construction, our sales of swimming pool and commercial lighting products, and thus our overall net sales and income, have tended to be significantly lower in the first quarter of each year. Various economic and other trends may alter these seasonal trends from year to year, and we cannot predict the extent to which these seasonal trends will continue. We believe our business has been favorably impacted by recent strength in the overall U.S. economy. If the U.S. economy softens, our operating results will probably suffer.

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

     o risks of product returns and exchanges; in this regard, as noted above, we have increased our warranty reserve in the fourth quarter of 1998 in response to evidence of defective lamps in certain of our products. We cannot assure you we will not experience similar component problems in the future that could also require increased warranty reserves and manufacturing costs;

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

                           PART II - OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K


         (a) The following exhibits have been filed with this Report:

                  Exhibit  10.30 - Extension  -  Term  Commitment  Note  of  the
                                    Registrant dated as of June 28, 1999, to Wells Fargo Bank.

                  Exhibit  10.31 - Extension - Revolving  Line of Credit Note of
                                    the Registrant dated as of June 28, 1999, to Wells Fargo Bank.

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

                                             FIBERSTARS, INC.

Date: August 13, 1999               By:     /s/  Robert A.Connors
                                         -------------------------------
                                                 Robert A.Connors
                                                 Chief Financial Officer

                                    (Principal Financial and Accounting Officer)


                                INDEX TO EXHIBITS



 Exhibit                                                                                    Page
 Number                                                                                     Number
 ------                                                                                     ------

   10.30      Extension - Term Commitment Note of the Registrant dated as of
              June 28, 1999, to Wells Fargo Bank.                                            16

   10.31      Extension - Revolving Line of Credit Note of the Registrant dated
              as of June 28, 1999, to Wells Fargo Bank.                                      21

   27         Financial Data Schedule

                                    Page 15