Form 10QSB
period 1999-09-30
FIBERSTARS INC /CA/
filed 1999-11-15
CIK 924168

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

     For the quarterly period ended   September 30,  1999

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from . . . . . . . . . to . . . . . . .  . . . .

         Commission file number            0-24564

                               ------------------
                                FIBERSTARS, INC.
             (Exact name of registrant as specified in its charter)
                               ------------------

California                                  94-3021850
-------------------------------------       ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                  44259 Nobel Drive, Fremont, CA            94538
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

                                  Yes X No ____

Number of shares of Common Stock outstanding as of September 30, 1999: 3,987,261

                         Index to Exhibits is at page 15

                                FIBERSTARS, INC.

                                TABLE OF CONTENTS

                                                                                              Page
                                                                                              ----
                         Part I - FINANCIAL INFORMATION

Item 1         Financial Statements:

               a.   Consolidated Balance Sheets
                    September 30, 1999 and December 31, 1998....................................3

               b.   Consolidated Statements of Operations
                    Three and nine months ended September 30, 1999 and 1998.....................4

               c.   Consolidated Statements of Comprehensive Operation
                    Three and nine months ended September 30, 1999 and 1998.....................5

               d.   Consolidated Statements of Cash Flows
                    Nine months ended September 30, 1999 and 1998...............................6

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

Item 6         Exhibits and Reports on Form 8-K................................................14

               Signatures......................................................................14


                                    EXHIBITS

               Index to Exhibits...............................................................15

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                                FIBERSTARS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (amounts in thousands)


                                                     September 30,  December 31,
                                                         1999            1998
                                                       --------        --------
                                                     (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                          $  3,096        $  1,290
    Accounts receivable trade, net                        5,046           5,210
    Notes and other accounts receivables                    201             771
    Inventories, net                                      4,017           4,179
    Prepaids and other current assets                       458             369
    Deferred income taxes                                   163             507
                                                       --------        --------
         Total current assets                            12,981          12,326

Fixed assets, net                                         2,175           1,522
Goodwill, net                                             3,983           4,403
Investment in joint venture                                   2              18
Other assets                                                173             566
Deferred income taxes                                        89              89
                                                       --------        --------
         Total assets                                  $ 19,403        $ 18,924
                                                       ========        ========


LIABILITIES
Current Liabilities:
    Accounts payable                                   $  2,352        $  2,598
    Accrued expenses                                      2,084           2,198
    Current portion of long-term debt                         8             107
                                                       --------        --------
         Total current liabilities                        4,444           4,903
Long-term debt, less current portion                        708             667
                                                       --------        --------
         Total liabilities                                5,152           5,570
                                                       --------        --------


SHAREHOLDERS' EQUITY
Common stock                                                  0               0
Additional paid-in capital                               13,946          13,930
Note receivable from shareholder                            (75)            (86)
Cumulative translation adjustments                          (46)              0
Retained earnings (accumulated deficit)                     426            (490)
                                                       --------        --------
         Total shareholders' equity                      14,251          13,354
                                                       --------        --------
         Total liabilities and shareholders' equity    $ 19,403        $ 18,924
                                                       ========        ========


                     The accompanying notes are an integral
                       part of these financial statements

                                                              FIBERSTARS, INC.
                                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (amounts in thousands except per share amounts)
                                                                (Unaudited)

                                                                           Three Months Ended                 Nine Months Ended
                                                                               September 30,                    September 30,
                                                                        -------------------------         --------------------------
                                                                          1999             1998             1999              1998
                                                                        --------         --------         --------         --------
Net sales                                                               $  8,056         $  5,477         $ 24,083         $ 16,298
Cost of sales                                                              4,657            3,386           13,969           10,188
                                                                        --------         --------         --------         --------
           Gross profit                                                    3,399            2,091           10,114            6,110
                                                                        --------         --------         --------         --------

Operating expenses:
      Research and development                                               368              301            1,021              952
      Sales and marketing                                                  1,874            1,192            5,833            3,812
      General and administrative                                             666              372            1,818            1,151
                                                                        --------         --------         --------         --------
           Total operating expenses                                        2,908            1,865            8,672            5,915
                                                                        --------         --------         --------         --------
                Income from operations                                       491              226            1,442              195

Other income:
      Equity in joint venture's loss                                           0                0              (15)             (20)
      Interest income, net                                                     8               69               13              177
                                                                        --------         --------         --------         --------
           Income before income taxes                                        499              295            1,440              352
Provision for income taxes                                                  (180)            (106)            (524)            (134)
                                                                        --------         --------         --------         --------
           Net income                                                   $    319         $    189         $    916         $    218
                                                                        ========         ========         ========         ========

Net income per share - basic                                            $   0.08         $   0.05         $   0.23         $   0.06
                                                                        ========         ========         ========         ========
Shares used in per share calculation - basic                               3,987            3,601            3,984            3,557
                                                                        ========         ========         ========         ========

Net income per share - diluted                                          $   0.08         $   0.05         $   0.23         $   0.06
                                                                        ========         ========         ========         ========
Shares used in per share calculation - diluted                             4,112            3,653            4,064            3,643
                                                                        ========         ========         ========         ========

                                               The accompanying notes are an integral
                                                 part of these financial statements

                                                           FIBERSTARS, INC.
                                          CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATION
                                           (amounts in thousands except per share amounts)
                                                             (unaudited)



                                                        Three Months Ended September 30,           Nine Months Ended September 30,
                                                             1999                 1998                 1999                 1998
                                                          ------------         -----------          ------------         -----------

Net income                                              $         319        $        189         $         916       $         218

Other comprehensive income (loss), net of tax:
      Foreign currency translation adjustments                     12                   0                   (46)                  0
                                                        --------------       -------------        --------------      --------------
           Comprehensive income                         $         331        $        189         $         870       $         218
                                                        ==============       =============        ==============      ==============


                                               The accompanying notes are an integral
                                                 part of these financial statements

                                                      FIBERSTARS INC.
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (amounts in thousands)
                                                        (unaudited)
                                                                                                            Nine Months Ended
                                                                                                               September 30,
                                                                                                        ----------------------------
                                                                                                          1999               1998
                                                                                                        -------             -------
Cash flows from operating activities:
      Net income                                                                                        $   916             $   218
                                                                                                        -------             -------
      Adjustments to reconcile net income to net cash provided by operating activities:
                Depreciation and amortization                                                               622                 411
                Provision for doubtful accounts receivable                                                   56                  72
                Deferred income taxes                                                                       344                 134
                Equity in joint ventures' loss                                                               15                  20
                Changes in assets & liabilities:
                        Accounts receivable                                                                 108                (207)
                        Notes and other receivable                                                          (50)                  0
                        Inventories                                                                         162                (232)
                        Prepaid expenses and other current assets                                           (89)                (17)
                        Other assets                                                                        393                (100)
                        Accounts payable                                                                   (246)                (98)
                        Accrued expenses                                                                   (113)                522
                                                                                                        -------             -------
                                Total adjustments                                                         1,202                 505
                                                                                                        -------             -------
                Net cash provided by operating activities                                                 2,118                 723
                                                                                                        -------             -------


Cash flows from investing activities:
      Sale of short-term investments                                                                          0                 517
      Repayment of loans made to officers                                                                     0                  44
      Loans made to officers                                                                                  0                 (30)
      Acquisition of business, net of cash acquired                                                           0                (260)
      Repayment of loans made under notes receivable                                                        620                   0
      Acquisition of fixed assets                                                                          (954)               (310)
                                                                                                        -------             -------
                Net cash used in investing activities                                                      (334)                (39)
                                                                                                        -------             -------

Cash flows from financing activities:
      Cash proceeds from sale of common stock                                                                27                 182
      Repayment of long term debt                                                                           (57)                (13)
                                                                                                        -------             -------
                Net cash provided by (used in) financing activities                                         (30)                169
                                                                                                        -------             -------

Effect of exchange rate changes on cash                                                                      52                   0
                                                                                                        -------             -------
Net increase in cash and cash equivalents                                                                 1,806                 853
Cash and cash equivalents, beginning of period                                                            1,290                 523
                                                                                                        -------             -------
Cash and cash equivalents, end of period                                                                $ 3,096             $ 1,376
                                                                                                        =======             =======

Non-cash investing activities:
      Common stock issued in connection with acquisitions                                               $     0             $   550
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

In accordance with the disclosure  requirements of SFAS 128, a reconciliation of the  numerator and  denominator  of basic and diluted EPS is provided as follows
(in thousands, except per share amounts):
                                                Three months              Nine months
                                              ended September 30,     ended September 30,
                                              -------------------     -------------------
                                                1999     1998          1999      1998
                                               ------   ------         ------   ------
Numerator - Basic and diluted EPS
     Net income                                $  319   $  189         $  916   $  218
Denominator - Basic EPS
     Weighted average shares outstanding        3,987    3,601          3,984    3,557
                                               ------   ------         ------   ------
Basic earnings per share                       $ 0.08   $ 0.05         $ 0.23   $ 0.06
                                               ======   ======         ======   ======

Denominator - Diluted EPS
     Denominator - Basic EPS                    3,987    3,601          3,984    3,557
     Effect of dilutive securities:
         Stock options                            125       52             80       86
                                               ------   ------         ------   ------
                                                4,112    3,653          4,064    3,643
                                               ------   ------         ------   ------
Diluted earnings per share                     $ 0.08   $ 0.05         $ 0.23   $ 0.06
                                               ======   ======         ======   ======

Options and warrants to purchase 1,053,802 shares of common stock were outstanding at September 30, 1999, but were not included in the calculation of diluted EPS because their inclusion would have been antidilutive. At September 30, 1998, options and warrants to purchase 603,725 were outstanding, but were not included in the calculation of diluted EPS because their inclusion would have been antidilutive.

2. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                               September 30,      December 31,
                                                   1999               1998
                                                  ------             ------
                                                (unaudited)
Raw materials                                     $2,790             $2,780
Finished Goods                                     1,227              1,399
                                                  ------             ------
                                                  $4,017             $4,179
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

A summary of geographic sales is as follows (in thousands):

                                                 Nine months ended September 30,
                                                 -------------------------------
                                                    1999              1998
                                                   -------           -------
                                                 (unaudited)       (unaudited)

U.S. Domestic                                      $16,817           $14,025
Foreign                                              7,266             2,273
                                                   -------           -------
                                                   $24,083           $16,298
                                                   =======           =======

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

The following discussion should be read in conjunction with the attached financial statements and notes thereto.

RESULTS OF OPERATIONS

Net sales increased 47% to $8,056,000 for the quarter ending September 30, 1999 as compared to the net sales for the same period in 1998. The increase was a result of growth in the commercial lighting and pools product sales. Net sales from companies acquired in 1998 also contributed to net sales growth in the 3rd quarter. For the nine months ending September 30, 1999 net sales were $24,083,000, a 48% increase over the prior year. Net sales year-to-date grew in both pools and commercial lighting and was augmented by contributions from companies acquired in 1998.

Gross profit increased to $3,399,000 in the 3rd quarter of 1999, a 63% increase over the same period in the prior year. The gross profit margin was 42% for the quarter, an increase from the 38% gross margin achieved in the 3rd quarter of 1998. The increase in gross margin was primarily a result of lower warranty and freight costs in 1999 versus 1998. Gross profit year-to-date was $10,114,000, 66% above the gross profit for the same period in the prior year. The gross profit margin year-to-date was 42% compared to 37% in the prior year. The improvement was a result of lower costs for components along with lower warranty expenses.

Research and development expenses were $368,000 in the 3rd quarter of 1999, a 6% decrease over the 3rd quarter of 1998 due to lower travel and project costs. Research and development expenses were 5% of sales in the 3rd quarter 1999 versus 5% in 1998. Year-to-date, research and development expenses were $1,021,000 compared to $952,000 in the prior year. As a percentage of net sales, research and development were 4% year-to-date versus 6% in the prior year largely as a result of expenses remaining constant while net sales increased.

Sales and marketing expenses were $1,874,000 in the 3rd quarter of 1999 as compared to $1,192,000 in 1998, an increase of 57%. The increase was primarily due to $477,000 in additional expenses for the 3rd quarter of 1999 from the companies acquired in 1998 for which there were no expenses in the 3rd quarter of 1998. Sales and marketing expenses were 23% of sales in the 3rd quarter of 1999 compared to 22% in 1998. Year-to-date, sales and marketing expenses were $5,833,000 compared to $3,812,000, a 53% increase. The increase was largely a result of $1,334,000 in additional expenses from companies acquired in 1998 for which there were no expenses in the nine months of 1998. Sales and marketing expenses were 24% of net sales year-to-date in 1999 versus 23% for the same period in the prior year.

General and administrative costs were $666,000 in the 3rd quarter 1999, an increase of 79% over 1998 costs. This increase was largely a result of additional general and administrative costs in the third quarter of 1999 from companies acquired in 1998 for which there were no expenses in the 3rd quarter of 1998, as well as moving costs associated with moving the main Fremont office to a new location. General and administrative costs were 8% of net sales in the quarter ending September 30, 1999 versus 7% for the same quarter in 1998. Year-to-date, general and administrative expenses were $1,818,000 in 1999 compared to $1,151,000 for the same period in the prior year. Increases were largely due to additional costs from companies acquired at the end of 1998. General and administrative costs were 8% of net sales year-to-date in 1999 versus 7% for the same period in the prior year.

Total operating expenses were 36% of net sales in the 3rd quarter of 1999 compared to 34% for the same period in the prior year. Year-to-date, total operating expenses were 36% of net sales in 1999, the same as achieved for the equivalent period in 1998.

Other income and expense includes income from joint ventures and interest income and expense. Net interest income was $8,000 in the 3rd quarter of 1999 compared to $69,000 in 1998. The decrease was due primarily to a use of cash in 1998 to acquire three companies, along with a general decrease in interest rates since the 3rd quarter of 1998. Year-to-date, the Company incurred losses from its joint venture with its Australian distributor of $15,000 in 1999 compared to a loss of $20,000 for the same period in 1998. The Company is working with its Australian distributor to eliminate these losses in future periods. Net interest income year-to-date was $13,000 in 1999 versus $177,000 for the same period in 1998, largely as a result of a decrease in the cash position from 1998 to 1999 due to the usage of cash for acquisitions.

The income tax rate in the 3rd quarter 1999 was 36%, the same rate recorded in 1998. The tax rate is lower than historical rates due to the recognition of certain tax benefits accumulated over prior years. Year-to-date, the income tax rate was 36%.

As a result of the increase in sales in the 3rd quarter of 1999 over the same quarter in 1998 and the improvement in gross margin, the Company's net income increased to $319,000 in the 3rd quarter of 1999 as compared to net income of $189,000 for the same period in 1998. Year-to-date, net income was $916,000 compared to $218,000 for the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

For the period ended September 30, 1999, cash and cash equivalents when combined with short-term investments were $3,096,000 as compared to $1,290,000 for the year ended December 31, 1998.

During the first nine months of 1999, net income contributed $916,000 to cash compared to a $218,000 contribution from net income for the same period in 1998. After adjusting for depreciation and amortization and deferred income taxes, along with a small contribution from working capital, there was $2,118,000 in cash contributed from operating activities in the nine month period as compared to a total contribution from operating activities of $723,000 for the same period in 1998. Cash utilized in 1999 to acquire fixed assets was partially offset by cash received against loans outstanding for a divestiture made in fiscal 1998, resulting in a net cash used of $334,000 for investing activities. This compares to a use of $39,000 for investing activities in 1998. A significant portion of the fixed assets acquired in 1999 were associated with adding tenant improvements to the new Fremont office building which the company moved into during the 3rd quarter. There was a net use of $30,000 in cash in 1999 for financing activities, primarily for paying down long term debt of subsidiaries. This compares to a net provision of cash of $169,000 for the first nine months of 1998. As a result of the cash provided from operating activities and investing activities combined with exchange rate effects, there was a net provision of cash in the first nine months of 1999 of $1,806,000 which resulted in an ending cash balance of $3,096,000. This compares to a net provision of $853,000 in cash for the same period in 1998, resulting in an ending cash balance of $1,376,000 for that period. It is expected that the cash balances will decrease during the 4th quarter of 1999 as a result of the seasonal inventory purchases associated with distributor sales in the Pool market.

The Company has a $2.5 million unsecured line of credit for working capital purposes and a term loan commitment of $500,000 for equipment purchases. These are renewed on an annual basis, with the most recent renewal in August 1999, subsequent renewals will also be in August. As of September 30, 1999 the Company had no borrowings outstanding against either of these lines of credit.

The Company also had a total borrowing of $708,000 against a credit facility held by its German subsidiary. This borrowing is largely held in order to finance the building of new offices owned by the Company in Berching, Germany.

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

                           PART II - OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K

         (a) The following exhibits have been filed with this Report:

                  Exhibit 10.30 -  Extension  -  Term  Commitment  Note  of  the
                                   Registrant dated as of August 1, 1999, to Wells Fargo Bank.

                  Exhibit 10.31 -  Extension - Revolving  Line of Credit Note of
                                   the Registrant dated as of August 1, 1999, to Wells Fargo Bank.

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

                                FIBERSTARS, INC.

Date: November 15, 1999         By:      /s/  Robert A.Connors
                                     -------------------------------
                                             Robert A.Connors
                                             Chief Financial Officer
                                    (Principal Financial and Accounting Officer)


                                INDEX TO EXHIBITS

 Exhibit                                                                                    Page
 Number                                                                                    Number
 ------                                                                                    ------
   10.30      Extension - Term Commitment Note of the Registrant dated as of
              August 1, 1999, to Wells Fargo Bank.                                           16

   10.31      Extension - Revolving Line of Credit Note of the Registrant dated
              as of August 1, 1999, to Wells Fargo Bank.                                     21

   27         Financial Data Schedule
