Form 10-K405
period 1999-12-31
FIBERSTARS INC /CA/
filed 2000-03-30
CIK 924168

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

    For the fiscal year ended DECEMBER 31, 1999
                                       OR

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

Securities registered under section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock $0.0001 par value

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $32,841,000 as of March 20, 2000 based upon the last trading price of the Common Stock of registrant on the Nasdaq National Market as of that date. This calculation does not reflect a determination that any person is an affiliate of the registrant for any other purpose.

     As of March 20, 2000, there were 4,042,000 shares of the registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part II of this Report on Form 10-K incorporates information by reference from registrant's Annual Report for the fiscal year ended December 31, 1999.

     Part III of this Report on Form 10-K incorporates information by reference from registrant's definitive Proxy Statement to be used in connection with its 2000 Annual Meeting of Shareholders.

            Cautionary Statement Regarding Forward-looking Statements

         This 10-K  contains  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements generally concern future operating results, capital expenditures, product development and enhancements, liquidity and strategy. Specific forward-looking statements in this report include, without limitation, our remarks concerning the evolution of the fiber optic lighting market, the future size of the fiber optic lighting market, our expectations concerning the future performance of our recently completed acquisitions, the rate of adoption of fiber optic lighting in Europe and in the United States, trends in the price and performance of fiber optic lighting products, the future performance of our lighting products, our relationship with Advanced Ligthting Technology, Inc. ( "ADLT") and future technologies expected to result from our relationship with ADLT. We may not update these forward looking statements, and the occurrence of the events predicted in these statements is subject to a number of risks and uncertainties, including those discussed in this report. These risks and uncertainties could cause our actual results to differ materially from the results predicted in our forward-looking statements. You are encouraged to consider all the information in this report, and in our Annual Report and in this Form 10-K filed with the Securities and Exchange Commission ("SEC"), along with our other periodic reports on file with the SEC, prior to investing in our stock.

                                     PART I

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

Products

         Fiberstars' lighting systems combine three types of products - illuminators, fiber tubing, and fixtures - in configurations which meet the needs of specific market segments. The electrically powered illuminators generate and focus light into the ends of optical fiber. Fiber tubing products connect to the illuminators and are designed to emit light either at the end of the tube as a spot source of light, or along the length of the tube, similar in effect to neon lighting. The systems can also include fixtures and other accessories designed for specific applications.

Illuminators

         The Company manufactures a number of different illuminators for use in different applications. Most commercial illuminators utilize metal halide high intensity discharge (H.I.D.) lamps to provide long life and maximum brightness. Some include patented reflectors which have been designed by Fiberstars to enhance performance. Our lower cost illuminators use quartz halogen lamps, some of which are custom products manufactured to Fiberstars' specifications.

         New products shipped in 1999 include the Lifetime Illuminator(TM) for the in-ground swimming pool market and the model 601 illuminator for the commercial lighting market. The Lifetime Illuminator utilizes a long-life metal halide lamp offering significantly longer lamp life than the predescessor quartz halogen pool illuminator system. The model 601 illuminator provides 50% more light at 50% less cost than the Company's previous high end commercial system, the 501.

         Fiberstars made additional Illuminator technology advances in 1999 which will be utilized in illuminator products in the coming year, including the development of the model 701 illuminator which was released from engineering for shipment in 2000 (one customer received the product in December 1999). It provides up to 50% more light output than the model 601 illuminator while costing only a modest amount more to build.

         Additionally, Fiberstars developed two new pool and spa illuminators for shipment in early 2000. One is a new low cost spa system. The other is an initial offering for the above ground pool market which will be sold on an OEM basis. This latter product may be used for retrofitting some 3 million existing above ground pools or for new above ground pool installations.

Fiber Tubing

         Our fiber tubing products are manufactured in various lengths and diameters to meet the requirements of each particular market and application. Fiberstars' patented BritePak(R) products can maintain reasonably consistent brightness for side-lit fiber runs up to 100 feet in length. For end-lit applications, several spotlights are typically connected to a single illuminator and are placed within fifty feet from the illuminator.

         In November 1999, Fiberstars began selling the Cable-Lite(TM) solid core fiber from Unison Fiber Optic Lighting Systems, LLC ("Unison"), adding large core fiber to our product line for the first time. In certain applications this product offers increased light through-put as well as aesthetic advantages. Rights to this product were subsequently acquired in January 2000 as part of the Company's acquisition of Unison (see "Research and Product Development" in this section).

Fixtures and Accessories

         Certain fixtures and accessories are designed by Fiberstars for the Company's product lines. Other fixtures are supplied by third parties. The Company's Commercial Lighting Division produces a broad assortment of ceiling and landscape fixtures from which lighting designers may choose, including the Company's new patent-pending High Performance Downlights(TM), began shipping in 1999 and are targeted at the downlight market.

         In 1999 Fiberstars received a patent for its lighted pavers, a fixture which can be imbedded in flooring or pavings. This product won an award as one of the most innovative prducts at the 1999 Light Fair International trade show. The product also has application in the pool market and to that end is released in that market as Deckstars(TM).

Applications and End-Users

         The Company's fiber optic lighting products are manufactured to the specifications of architects, professional lighting designers, swimming pool builders or end-users. Our products have been installed for commercial lighting applications in fast food restaurants such as Burger King and McDonald's; retail stores such as Albertson's, Giant Food and Toys R Us; hotels such as the MGM Grand and the Stratosphere Tower in Las Vegas; and entertainment facilities such as theme parks operated by the Walt Disney Company and Universal Studios. Fiberstars commercial lighting systems also have been used in a number of specialty applications, including theatrical productions, bridges, theater aisles and ceilings, and have been used by the Monterey Bay Aquarium, Marathon Coach, HBO Studios, AMC theaters, Chevron, the Trump Towers and New York Life.

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

         Additionally, a series of residential landscape lighting products is being test marketed on a limited basis through retail distribution. These products were not a material portion of the Company's business in 1999 and are not expected to be material in 2000.

Sales, Marketing and Distribution

     Commercial Lighting Products

         In the commercial lighting market, the Company's marketing efforts are directed at creating specifications for Fiberstars' systems in plans developed by architects, professional lighting designers and building owners. The Company reaches these professionals through approximately 60 independent lighting representative organizations throughout the United States, approximately 20 of which account for a substantial majority of the Company's commercial lighting product sales. The independent lighting representatives assist in the specification process, directing orders to electrical equipment distributors, who in turn typically purchase products from Fiberstars. Domestic distributors of commercial lighting products typically do not engage in marketing efforts or stock any inventory of the Company's products. The Company's arrangements with its independent representatives do not prohibit the handling of conventional lighting products, including products that may be competitive with those of the Company, although such representatives typically do not handle competing fiber optic lighting products. Sonic Corporation, the Company's largest commercial lighting customer, accounted for 7% of the Company's net sales in 1999 and 13% of the Company's net sales in 1998. It is expected that as the Company completes a remodel program for Sonic's stores that sales will continue to decrease as a percentage of the Company's net sales.

         Internationally, the Company's products are sold in Europe through two subsidiaries, Crescent Lighting Ltd. in the UK and Lichberatung Mann (LBM) in Germany. Together, these two companies oversee the sales operations in Europe which include sub-distributors and sales representatives.

         Outside of Europe, Fiberstars' commercial lighting products are sold internationally by approximately 17 distributors that sell into more than 34 countries, including Mitsubishi in Japan and ADLT Australia. In February 2000, the Company sold its share of the net assets of Fiberstars Australasia Pty Ltd., a 46.5%-owned joint venture that sells products in Australia, New Zealand, Indonesia, Malaysia and Fiji. These net assets were sold to ADLT Australia which acquired distribution rights in these territories.

     Swimming Pool and Spa Products

         The Company's underwater lighting products are sold primarily for installation in new swimming pools and spas. Accordingly, our marketing efforts for swimming pool and spa products depend on swimming pool builders to recommend our products to their customers and to adapt their swimming pool designs to include Fiberstars lighting systems. The Company utilizes regional sales representative organizations that specialize in swimming pool products sold to pool builders and pool product distributors. Each representative organization typically has the exclusive right to sell the Company's products within its territory, receiving commissions on sales in its territory. Regional and national distributors in the swimming pool market stock the Company's products to fill orders received from swimming pool builders, and some of these distributors engage in limited marketing activities for the Company's products.

         The Company enters into incentive arrangements to encourage pool builders to purchase the Company's products. The Company has entered into agreements with certain large national pool builders, under which the builders may purchase Fiberstars systems directly from the Company and offer the Company's products with their swimming pools. The Company provides pool builders and independent sales representatives with marketing tools, including promotional videos, showroom displays and demonstration systems. The Company also uses trade advertising and direct mail in addition to an ongoing program of sales presentations to pool builders and distributors.

         South Central Pools (SCP), the largest Pool distributor in the U.S. and the Company's largest pool customer, accounted for 10% of the Company's net sales in 1999 and 13% in 1998. The Company expects to maintain its business relationship with SCP; however, a cessation or substantial decrease in the volume of purchases by this customer could reduce availability of the Company's products to end users and could in turn have a material adverse effect on the Company's net sales and results of operations.

         The majority of sales of the Company's swimming pool lighting systems to date have been made in the U.S. and Canada. However, the Company has entered into a distribution agreement in Europe in 1998 with Astral, a European pool equipment company. Sales to Astral were not material in 1999.

Backlog

         The Company normally ships product within a few days after receipt of an order and generally does not have a significant backlog of orders. The Company's backlog at year's end was $1,893,000 compared to an average of $1,725,000 per month in 1999. Beginning in January 1999 and for each month thereafter, the monthly backlog included $750,000 for a large German installation which shipped, as scheduled, at year end. The Company does not consider backlog to be an indicator of future performance.

Competition

         The Company's products compete with a wide variety of lighting products, including conventional electric lighting in various forms and decorative neon lighting. The Company has also experienced increased competition from other companies offering products containing fiber optic technology. Principal competitive factors include price, performance (including brightness, reliability and other factors), aesthetic appeal (including light color), market presence, installation, power consumption and maintenance requirements.

         The Company believes its products compete favorably against conventional lighting in such areas as aesthetic appeal, ease of installation, maintenance and power consumption. The unique characteristics of fiber optic lighting (such as no heat or electricity at the light fixture, ability to change colors, and remote lamp replacement) enable our products to be used in some situations where conventional lighting is not practical. However, the initial purchase price of the Company's products is typically higher than conventional lighting, and the Company's products tend to be less bright than conventional alternatives. In the case of neon lighting, certain popular neon colors, such as bright red, cannot be achieved as effectively with the Company's products.

         Fiberstars is engaged in ongoing efforts to develop and improve its products, adapt its products for new applications and design and engineer new products. The Company expects that its ability to compete effectively with conventional lighting technologies, other fiber optic lighting products, and new lighting technologies that may be introduced will depend substantially upon achieving greater brightness and reducing the cost of the Company's systems. In 1999, the Company redesigned several illuminators and fiber products to improve performance such as the above mentioned 701 illuminator. In addition to continuing work with a number of outside lamp, power supply and optic companies, the Company also continues to work on advanced product development with ADLT, the world leader in metal halide lamp technology. Some of this work is an outgrowth of furthering technology acquired as part of the Company's acquisition of Unison (see "Research and Product Development" in this section)

         Providers of conventional lighting systems include large lamp manufacturers and lighting fixture companies, which have substantially greater resources than the Company. These conventional lighting companies may introduce new and improved products, which may reduce or eliminate some of the competitive advantages of the Company's products. In commercial lighting, the Company also competes primarily with local and regional neon lighting manufacturers and craftspeople who in many cases are better established in their local markets than the Company.

         Direct competition from other fiber optic lighting products has continued to increase. Competitive products are offered in the pool market by Rentair, Inc.'s American Products Division, Teledyne/Water Pik's Jaars/Jandy Division and Hayward Pool Products-- the major manufacturers of pool equipment and supplies. In commercial lighting, fiber optic lighting products are offered by an increasing number of smaller companies, some of which compete aggressively on price. Certain of these competitors offer products with performance characteristics similar to those of the Company's products. The Company is aware that several large companies in the conventional lighting industry are developing fiber optic lighting systems that may compete in the near future with the Company's products. In Europe, both Philips and Schott, a glass fiber company, offer fiber optic lighting systems. Schott has recently formed an entity to enter the U.S. market. In Europe, Philips markets Fiberstars' BritePak(R) fiber tubing on an OEM basis, along with Philips' own illuminators and other products. Many companies compete with the Company in Asia, including Mitsubishi, Bridgestone and Toray. Mitsubishi sells Fiberstars BritePak fiber tubing in Japan, and licenses certain illuminator technology from Fiberstars for manufacture and sale in Japan. 3M recently entered the market in Japan and other overseas markets.

         The Company cannot predict the impact of competition on its business, but it believes that increased competition may be accompanied by an increase in the rate of market expansion, and that the Company is well positioned to participate in any such expansion. Increased competition, however, could result in price reductions, reduced profit margins and loss of market share, which would adversely affect the Company's operating results. There can be no assurance that the Company will be able to continue to compete successfully against current and future competitors.

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

         Under a supply agreement which expires March 2001, Mitsubishi is the sole supplier of the Company's fiber, other than the large core fiber the Company now manufactures following the Unison acquisition. The Company expects to maintain its relationship with Mitsubishi; Mitsubishi as a shareholder, owns approximately 3.0% of the Company and distributes Fiberstars' products in Japan. The Company also relies on sole source suppliers for certain lamps, reflectors, remote control devices and power supplies. Although the Company cannot predict the effect that the loss of one or more of such suppliers would have on the Company, such loss could result in delays in the shipment of products and additional expenses associated with redesigning products, and could have a material adverse effect on the Company's operating results.

Research and Product Development

         The Company believes that growth in fiber optic lighting will be driven by improvements in technology to provide increased brightness at lower costs, and the Company is committing much of its R&D resources to those challenges. In 1999, the Company redesigned its high-end commercial illuminator, improving brightness by 50%. Pool illuminator lamp life was increased from a few hundred hours to 6,000 hours by moving to H.I.D. technology. Despite its ongoing development efforts, there can be no assurance that the Company will be able to achieve future improvements in brightness and cost or that competitors will not develop lighting technologies that are brighter, less expensive or otherwise superior to those of the Company.

         In October 1999, the Company entered into a letter of intent to acquire selected assets and all of the technology of Unison, the lighting joint venture between ADLT and Rohm & Haas. The acquisition was subsequently completed in January 2000, and pursuant to the transaction, the Company acquired key personnel, technologies and other assets. The Company believes that the acquisition provides the following benefits:

     1. Unison personnel are expected to be contributors to the Company's long range plans. For example, John Davenport, former Manager of reseach and development at GE Lighting, has become the Company's Chief Technology Officer.

     2. The technology acquired by the Company is believed to have the potential to deliver the light output of certain electric lamps at competitive pricing, which has been a major goal of the Company. Additionally, the Company acquired eight patents and a number of patents-pending, including technology in lamps, optics and fiber.

     3. In connection with the acquisition, the Company entered into an ongoing technology exchange agreement with ADLT covering lamps, power supplies, optical coatings and fixture for fiber optic lighting applications.

     4. The agreement calls for Unison to provide the Company with up to $2,000,000 in research and development funds, to be paid over five quarters, against milestones for the completion of development work on large core plastic optical fiber as well as new technology lamp/optics projects. In exchange, the Company will pay royalties on the sales of products these technologies produce at a rate of 3% for five years, 2% for the next two years and 1% for the next three years, after which The Company assumes exclusive royalty-free rights.

     5. Also included are certain tangible assets valued at approximately $600,000. These include large core fiber manufacturing and fiber making equipment, and certain other R&D equipment.

         In exchange for the assets, the Company has provided ADLT with warrants to purchase one million of the Company's common shares exercisable at one penny per share. These warrants may not be exercised until the price of the Company's common stock reaches certain trading levels on the Nasdaq National Market, as follows: 250,000 will be exercisable when the the Company's common stock price reaches $6.00; 250,000 when the price reaches $8.00; 250,000 when the price of the Company's common stock reaches $10.00; and 250,000 when the price of the Company's common stock reaches $12.00. These prices must be maintained as an average over at least 30 days. In addition, at each price level, certain sales milestones must be reached on products developed from Unison technology before the warrants can be exercised. At ADLT's option, the warrants may be exchanged by ADLT, regardless of their exercisability, for up to 445,000 newly issued shares.

         Previously, ADLT acquired approximately 18% of the Company's common stock in a private transaction during 1997 and in the first quarter of fiscal 1998 increased that position to approximately 29%. Following the Company's three acquisitions in fiscal 1998 this was reduced to 26%. Additional purchases by ADLT of the Company's common stock beyond that which may be acquired by virtue of the warrants held by ADLT, will require approval of the Company' Board of Directors. The Company and ADLT plan to work together to design next generation lighting systems. The Company's goal is to improve the price/performance of fiber optic lighting systems to compete more directly with conventional lighting across a much broader spectrum of the general lighting market.

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

         The Company is aware that a large number of patents and pending patent applications exist in the field of fiber optic technology. The Company also believes that certain of its competitors hold and have applied for patents related to fiber optic lighting. Although, to date, the Company has not been involved in litigation challenging its intellectual property rights, there can be no assurance that third parties will not assert claims that the Company's products infringe third party patents or other intellectual property rights or that, in case of a dispute, licenses to such technology will be available, if at all, on reasonable terms. In the event of litigation to determine the validity of any third-party claims, such litigation, whether or not determined in favor of the Company, could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel from productive tasks. Also in the event of an adverse ruling in such litigation, the Company might be required to expend significant resources to develop non-infringing technology or to obtain licenses to the infringing technology, which licenses may not be available on acceptable terms. In the event of a successful claim against the Company and the Company's failure to develop or license a substitute technology, the Company's operating results could be adversely affected.

         The Company has licensed the rights to manufacture certain of its illuminators to Mitsubishi for sale in Japan.

Employees

         As of December 31, 1999, The Company employed 128 people full time, of whom 47 were involved in sales, marketing and customer service, 16 in research and product development, 52 in assembly and quality assurance, and 13 in finance and administration. From time to time the Company also employs part time personnel in various capacities, primarily assembly and clerical support. The Company has never had a work stoppage, no employees are subject to any collective bargaining agreement, and the Company considers its employee relations to be good.

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

Item 2.  Description of Property

         The  Company's   principal  executive  offices  and  manufacturing  and
assembly facilities are located in a 60,000 square foot facility in Fremont, California, under a lease agreement expiring in 2006.

Item 3.  Legal Proceedings

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         There were no matters submitted to a vote of security holders during the quarter ended December 31, 1999.

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


                                                        High          Low
                                                        ----          ---

                     First quarter 1998                 6 9/16        5
                     Second quarter 1998                5 1/4         3 3/4
                     Third quarter 1998                 5 1/8         3 15/16
                     Fourth quarter 1998                4 1/2         3 3/8
                     First quarter 1999                 5 1/2         2 3/4
                     Second quarter 1999                4 7/8         3
                     Third quarter 1999                 5 5/8         3 1/4
                     Fourth quarter 1999                5 29/32       3 7/8


         There were approximately 225 holders of record of the Company's Common Stock as of March 20, 2000, and the Company estimates that at that date there were approximately 800 additional beneficial owners.

         The Company has not declared or paid any cash dividends and does not anticipate paying cash dividends in the foreseeable future.

Item 6.  Selected Consolidated Financial Data

         The selected Operations and Balance Sheet data set forth below have been derived from the Consolidated Financial Statements of the Company, which have been audited by PricewaterhouseCoopers LLP, independent accountants.

SELECTED CONSOLIDATED FINANCIAL DATA
(IN THOUSANDS, EXCEPT PER SHARE DATA)

==================================================================================================================
YEARS ENDED DECEMBER 31,                                     1999        1998       1997       1996        1995
------------------------------------------------------------------------------------------------------------------

OPERATING SUMMARY

      Revenue                                                33,311     22,682     17,871     15,576       11,798
      Gross profit                                           14,333      8,546      7,824      6,544        5,120
               As a percent of revenue                        43.0%      37.7%      43.8%      42.0%        43.4%
      General and administrative expenses                     2,558      1,675      1,419      1,254        1,342
               As a percent of revenue                         7.7%       7.4%       7.9%       8.1%        11.4%
      Net income                                              1,413        762        644        511         (15)
               As a percent of revenue                         4.2%       3.4%       3.6%       3.3%        -0.1%

      Net income per share
               Basic                                        $  0.35    $  0.21    $  0.19      [   ]       [   ]
               Diluted                                      $  0.35    $  0.21    $  0.18    $  0.15      $(0.00)
      Weighted average shares of common and
            common stock equivalents outstanding:
               Basic                                          3,986      3,623      3,446      [   ]        [   ]
               Diluted                                        4,080      3,695      3,597      3,468        3,344

------------------------------------------------------------------------------------------------------------------

FINANCIAL POSITION SUMMARY
      Total assets                                           20,392     18,924     13,124     12,062       11,494
      Cash, cash equivalents and short-term                   1,904      1,290      5,120      4,835        4,202
            investments
      Working capital                                         8,948      7,423      9,525      8,379        7,476
      Current maturities of long-term debt                        8        107         13         13           13
      Long-term debt                                            626        667         17         28           40
      Stockholders' equity                                   14,668     13,354     10,708      9,932        9,366

      Book value per share                                     3.66       3.35       3.05       2.91         2.77
      Common shares outstanding                               4,004      3,983      3,510      3,413        3,381


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

NET SALES

Net sales increased 47% to $33,311,000 in 1999. The increase was a result of growth in the sales of pool products as well as commercial lighting products. Pool lighting sales grew as a result of increases in in-ground pool lighting products and in spa lighting products. Commercial lighting product sales growth was due to increased sales from Europe by companies acquired in 1998, along with increased sales form specialty lighting products from the Company's Seattle operation, also acquired in 1998.

Net sales increased 27% to $22,682,000 in 1998 as compared to 1997. The increase was primarily a result of growth in the commercial lighting products.

International sales accounted for approximately 31% of net sales in 1999 as compared to 17% in 1998 and 17% in 1997. The increase in International sales in 1999 was due to the addition of sales from two European companies acquired in 1998.

GROSS PROFIT

Gross profit increased to $14,333,000 in 1999, a 68% increase. The increase in gross profit was a result of the increased sales and an increase in the gross profit margin. The gross profit margin was 43% in 1999, an increase of 5 percentage points over the 38% gross margin achieved in 1998. The increase in gross margin was primarily due to savings in 1999 on warranty and repair costs as well as cost reductions achieved on some of the Company's higher volume products.

Gross profit in 1998 was $8,546,000, a 9% increase over 1997. The gross profit margin was 38% in 1998, a decline from the 44% gross margin achieved in 1997. The decrease in gross margin was primarily a result of higher cost of sales for some of the Company's pools products early in the year along with an increase in warranty costs associated with a lamp component. The Company has gained assurances from its lamp supplier that the lamp component involved in the warranty claims has been fixed.

OPERATING EXPENSES

Research and development expenses were $1,484,000 in 1999, a 16% increase over 1998. The increase is largely due to additional personnel and product development expenses associated with releasing new products in 1999 and product development on products to be released in 2000. Research and development expenses were 4.5% of sales in 1999, down from 6% in 1998. Sales and marketing expenses were $8,044,000 in 1999 as compared to $5,381,000 in 1998, an increase of 49%. A portion of the increase was due to $1,908,000 in additional expenses from the acquired companies in 1998 for which there were expenses of $333,400 in 1998. The balance of the increase is largely a result of additional commission expenses paid for sales in Europe in 1999 as compared to those paid in 1998. Sales and marketing expenses were 24% of sales in 1999 compared to 24% in 1998. General and administrative costs were $2,558,000 in 1999, an increase of 53% over 1998 costs. This increase was largely a result of higher goodwill amortization expenses in 1999 which were $492,000 as compared to $63,000 for goodwill amortized in 1998. Other increases in general and administrative expenses were associated with moving the Company's corporate offices to a new location in 1999 and with additional adminstrative costs from the European subsidiaries which were acquired in 1998. Total operating expenses were 36% of sales in 1999 as compared to 37% in 1998 and 39% in 1997.

Research and development expenses were $1,283,000 in 1998, a 10% increase over 1997. The increase was largely due to additional personnel and product development expenses associated with releasing new products in 1998 and preparing products to be released in 1999. Research and development expenses were 6% of sales in 1998, down from 7% in 1997. Sales and marketing expenses were $5,381,000 in 1998 as compared to $4,393,000 in 1997, an increase of 22%. A portion of the increase was due to $333,400 in additional expenses from the acquired companies in 1998 for which there were no expenses in 1997. The balance of the increase was a result of additional personnel and marketing costs associated with supporting existing products as well as introduction costs for new products released during 1998. Sales and marketing expenses were 24% of sales in 1998 compared to 25% in 1997. General and administrative costs were $1,675,000 in 1998, an increase of 18% over 1997 costs. This increase was largely a result of writing down the value of $200,000 in assets which were deemed to have no future value, along with goodwill amortization from acquisitions of $63,000 which was part of general and administrative expense in 1998. Total operating expenses were 37% of sales in 1998 as compared to 39% in 1997 and 38% in 1996.

OTHER INCOME AND EXPENSES

Other income and expense includes interest income and expense, income (loss) from the Company's joint venture as recognized under the equity method, and income from divestitures. Net interest income was $26,000 in 1999 compared to $223,000 in 1998. The decrease was primarily due to lower cash balances in 1999 as compared to 1998 as a result of cash spent to acquire three companies in the 2nd half of 1998. In addition, there was interest expense in 1999 primarily for a bank loan to the Company's German subsidiary. There was no such expense in 1998. The bank loan was obtained for completion of the German subsidiaries primary offices outside Munich, Germany. The loss from the Company's joint venture was $18,000 in 1999 versus a loss of $22,000 in 1998. In February 2000 the Australian joint venture was sold to the Australian subsidiary of Advanced Technology Lighting, Inc. The divestiture income of $801,000 for 1998 was a result of the Company selling its rights to its phototherapy fiber optic product to Respironics, Inc.

Net interest income in 1998 was $223,000 as compared to $246,000 achieved in 1997. The Company's investment in joint venture activities yielded a loss of $22,000 in 1998 compared to a loss of $12,000 in 1997. The Company had divestiture income of $801,000 in 1998 as described above, as compared to none in 1997.

INCOME TAXES

The income tax rate in 1999 was 37% compared to 37% in 1998 and 40% in 1997. The lower rates in 1999 and 1998 are due to the recognition of certain tax benefits accumulated over prior years. There is no assurance that the income tax rate in future periods will be maintained at the level experienced in 1998.

NET INCOME

As a result of the increase in sales and higher gross profit margin in 1999, partially offset by higher expenses, net income for the year was $1,413,000 or 85% above net income achieved in 1998. The Company recorded net income of $762,000 in 1998, a gain of 18% over net income of $644,000 achieved in 1997.

Liquidity and Capital Resources

For the year ended December 31, 1999, cash and cash equivalents when combined with short-term investments were $1,904,000 as compared to $1,290,000 for the year ended December 31, 1998. Cash in the amount of $1,166,000 was contributed from operating activities in 1999. This was a result of cash provided by earnings before interest, taxes, depreciation and amortization of $3,166,000 partially offset by uses of cash to increase accounts receivable of $1,518,000 and other changes in assets and liabilities. In addition, cash totaling $41,000 came from financing activities which primarily related to additional loan amounts for the German subsidiary. Cash from operating and financing activities was used in the amount of $652,000 for investing activities, primarily for the addition of fixed assets. Cash may decline during the 1st quarter of 2000, but then increase in the 2nd quarter as a result of the seasonal variance in cash needs of the Company.

In August 1999, the Company renewed its $2.5 million unsecured line of credit for working capital purposes and its $500,000 term loan commitment to finance equipment purchases. Both lines expire in August, 2000. As of December 31, 1999 the Company had no borrowings outstanding against either of these lines of credit.

The Company also has a $404,000 bank overdraft agreement with Lloyds Bank Plc through its UK subsidiary. There were no net borrowings against the overdraft agreement as of December 31, 1999. In addition, at year end the Company has a total borrowing of $634,000 against a credit facility which totals $747,00 held by its German subsidiary. This borrowing is largely held in order to finance the building of new offices owned by the Company in Basching, Germany.

The Company believes that existing cash balances, together with the Company's bank lines of credit and funds that may be generated from operations, will be sufficient to finance the Company's currently anticipated working capital requirements and capital expenditure requirements for at least the next twelve months.

Subsequent event

On February 1, 2000 the Company completed the acquistion of selected assets of Unison Fiber Optic Systems, LLC, a joint venture between Advanced Lighting Technologies, Inc. ("ADLT") and Rohm & Haas Company. The Company acquired key personnel, technologies, fixed assets totaling $600,000 and, subject to achievement of development milestones, up to $2 million in development funds from Unison. In exchange for this the Company issued warrants to ADLT for the purchase of up to 1 million shares of the Company's common stock at $0.01 per share. These warrants may not be exercised until the price of the Company's stock reaches certain trading levels on the Nasdaq National Market, as follows:
250,000 will be exercisable when the the Company's stock price reaches $6.00; 250,000 when the price reaches $8.00; 250,000 when the price reaches $10.00; and 250,000 when the price reaches $12.00. These prices must be maintained as an average over at least 30 days. In addition, at each price level, certain sales milestones must be reached on products of Unison technology before the warrants can be exercised. At ADLT's option, the warrants may be exchanged by ADLT, regardless of their exercisability, for up to 445,000 newly issued Fiberstars shares.

Other Factors

         This Annual Report contains forward-looking statements. Such statements generally concern future operating results, capital expenditures, product development and enhancements, liquidity and strategy. Specific forward-looking statements in this report include, without limitation, our remarks concerning the evolution of the fiber optic lighting market, the future size of the fiber optic lighting market, our expectations concerning the future performance of our recently completed acquisitions, our expectations regarding future performance of certain lamp components of our products that have recently experienced problems, the rate of adoption of fiber optic lighting in Europe and in the United States, trends in the price and performance of fiber optic lighting products, the future performance of our lighting products, our relationship with ADLT and future technologies expected to result from our relationship with ADLT. We may not update these forward looking statements, and the occurrence of the events predicted in these statements is subject to a number of risks and uncertainties, including those discussed in this report. These risks and uncertainties could cause our actual results to differ materially from the results predicted in our forward looking statements. You are encouraged to consider all the information in this report, and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC"), along with our other periodic reports on file with the SEC, prior to investing in our stock.

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

         In the first quarter of 2000, we introduced three major new products. Our Pool & Spa products called FS1/2 and Sarah are expected to provide measurable sales. The Model 701S illuminator for the Commercial Lighting market will replace and is expected to outperform our current brightest illuminator Model 601. We could have difficulties manufacturing these new products as a result of our inexperience with them. Also, it is difficult to predict whether the market will accept either of these new products. If either of these new products fails to meet expectations, our operating results will be adversely affected.

         Competition is increasing in a number of our markets. A number of companies offer directly competitive products, including fiber optic lighting products for downlighting, display case and water lighting, and neon and other lighted signs. Our competitors include some very large and well established companies such as Philips, Schott, 3M, Bridgestone, Mitsubishi and Osram/Siemens. All of these companies have substantially greater financial, technical and marketing resources than we do. We anticipate that any future growth in fiber optic lighting will be accompanied by continuing increases in competition, which could accelerate growth in the market for fiber optic lighting, but which could also adversely affect our operating results to the extent we do not compete effectively.

         We were awarded our tenth patent in the fourth quarter of 1999. However, we believe the success of our business depends primarily on our continued technical innovation, marketing abilities and responsiveness to customer requirements, rather than on patents, trade secrets, trademarks, copyrights and other intellectual property rights. Nevertheless, we have a policy of seeking to protect our intellectual property through, among other things, the prosecution of patents with respect to certain of our technologies. There are many issued patents and pending patent applications in the field of fiber optic technology, and certain of our competitors hold and have applied for patents related to fiber optic lighting. Although to date we have not been involved in litigation challenging our intellectual property rights or asserting intellectual property rights of others, we have in the past received communications from third parties asserting rights in our patents or that our technology infringes intellectual property rights held by such third parties. Based on information currently available to us we do not believe that any such claims involving our technology or patents are meritorious. However, we may be required to engage in litigation to protect our patent rights or to defend against the claims of others. In the event of litigation to determine the validity of any third party claims or claims by us against such third party, such litigation, whether or not determined in our favor, could result in significant expense.

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

         o risks of product returns and exchanges; in this regard, as noted above, in 1998 we increased our warranty reserve in response to evidence of defective lamps in certain of our products. We cannot be assured that we will not experience similar component problems in the future that could also require increased warranty reserves and manufacturing costs;

         o    risks   associated  with  product   development  and  introduction
              problems, such as increased research, development and marketing expenses associated with new product introductions; and

         o risks associated with delays in the introduction of new products and technologies, including lost sales and loss of market share.

         The following table sets forth selected unaudited financial information for the Company for the eight quarters in the period ended December 31, 1999.
This information has been prepared on the same basis as the audited financial statements and, in the opinion of management, contains all adjustments necessary for a fair presentation thereof.

QUARTERLY FINANCIAL DATA
(IN THOUSANDS, EXCEPT PER SHARE DATA)

=================================================================================================================
1999 QUARTERS ENDED                                       DEC. 31         SEP. 30        JUN. 30         MAR. 31
-----------------------------------------------------------------------------------------------------------------

Revenue                                                     9,228           8,056          8,845           7,182
Gross profit                                                4,219           3,399          3,739           2,976
    As a percent of revenue                                 45.7%           42.2%          42.3%           41.4%
Net income                                                    497             319            437             160
    As a percent of revenue                                  5.4%            4.0%           4.9%            2.2%
Net income per share:
    Basic                                               $    0.12       $    0.08      $    0.11       $    0.04
    Diluted                                             $    0.12       $    0.08      $    0.11       $    0.04

=================================================================================================================
1998 QUARTERS ENDED                                       DEC. 31         SEP. 30        JUN. 30         MAR. 31
-----------------------------------------------------------------------------------------------------------------

Revenue                                                     6,384           5,477          6,162           4,659
Gross profit                                                2,436           2,091          2,505           1,515
    As a percent of revenue                                 38.2%           38.2%          40.7%           32.5%
Net income                                                    544             189            291            -261
    As a percent of revenue                                  8.5%            3.5%           4.7%           -5.6%
Net income per share:
    Basic                                               $    0.14       $    0.05      $    0.08      $   (0.07)
    Diluted                                             $    0.14       $    0.05      $    0.08      $   (0.07)

Item 7A.  Qualitative or Quantitative Disclosures About Market Risk

         At year end December 31, 1999, the Company had $550,000 in cash held in foreign currencies as translated at period end foreign currency exchange rates. The balances for cash held overseas in foreign currencies is subject to exchange rate risk. The Company has a policy of maintaining cash balances in local currencies unless an amount of cash is occasionally transferred in order to repay intercompany debts.

Item 8.  Consolidated Financial Statements and Supplementary Data

          The Company's Consolidated financial statements are included in Item 8 and appear following Item 14.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         The information required by this Item regarding directors and nominees is incorporated herein by reference to the information in the Company's definitive Proxy Statement for the 2000 Annual Meeting of Shareholders to be held on May 24, 2000 (the "Proxy Statement") under the caption "PROPOSAL NO. 1:
ELECTION OF DIRECTORS."

Executive Officers

         The executive officers of the Company who are not directors, and their ages as of December 31, 1999, are as follows:

        Name                      Age        Position
        ----                      ---        --------
        George K. Awai            44         Vice President, Research and
                                                Development
        Simon Chen                49         Vice President, Engineering

        Robert A. Connors         51         Vice President, Finance, Chief
                                                Financial Officer
        John Davenport            55         Vice President, Chief Technology
                                                Officer
        Barry R. Greenwald        53         Senior Vice President and General
                                                 Manager, Pool Division
        J. Arthur Hatley          50         Vice President and General Manager,
                                                 Commercial Lighting
        J. Steven Keplinger       40         Senior Vice President,
                                                 Operations and Retail
        Fredrick N. Martin        56         Chief Operating Officer

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

         Mr. Chen joined the Company in 1997 as Director of Engineering. He was promoted to Vice President, Engineering in January 1999. Prior to joining The Company Mr. Chen served as Engineering Manager for The Watt Stopper an Lighting control company. Prior that Mr. Chen worked for Toshiba Electronic Component Corp. in sales department. Prior that Mr. Chen worked for Halmark Electronics as Distribution Center Manager.

         Mr. Connors joined the Company in July 1998 as Vice President, Finance, Chief Financial Officer. From 1984 to 1998, Mr. Connors held a variety of positions for Micro Focus Group Plc, a software company, including Chief Financial Officer and Chief Operating Officer. Prior to that, he held senior finance positions with Eagle Computer and W. R. Grace.

         Mr. Davenport joined the Company in November 1999 as Vice President, Chief Technology Officer. Prior to joining the Company, Mr. Davenport served as President of Unison from 1998 to 1999. Mr.Davenport began his career at GE Lighting in 1972 as a research physicist and thereafter served 26 years in various capacities including GE Lighting's R&D Manager and as development manager for high performance LED projects. He is a recognized global expert in light sources, lighting systems and lighting applications; in particular, low wattage discharge lamps, electronic ballast technology, and distributed lighting systems using fiber optics.

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

         Mr. Keplinger joined the Company in August 1988 as Manager of Operations. He became Vice President in 1991 and Senior Vice President in February 1997. From June 1986 to August 1988, Mr. Keplinger was a sales representative at Leemah Electronics, an electronics manufacturing company. From February 1983 to June 1986, Mr. Keplinger was a sales manager with California Magnetics Corp, a custom transformer manufacturing company. Mr. Keplinger is also a director of The Company Australasia Pty. Ltd.

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

Item 11. Executive Compensation

         The information regarding executive compensation required by Item 10 is incorporated herein by reference to the information in the Proxy Statement under the caption "Executive Compensation."

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The information regarding security ownership of certain beneficial owners and management required by Item 11 is incorporated herein by reference to the information in the Proxy Statement under the caption "Security Ownership of Principal Shareholders and Management."

Item 13. Certain Relationships and Related Transactions

         The   information   regarding   certain   relationships   and   related
transactions required by Item 12 is incorporated herein by reference to the information in the Proxy Statement under the caption "Certain Transactions."

                                    PART IV.

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K

         (a) Financial Statements

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Fiberstars, Inc.
Fremont, California


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Fiberstars, Inc. and its subsidiaries (the Company) at December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP
San Jose, California
February 11, 2000

                                             FIBERSTARS, INC.
                         CONSOLIDATED BALANCE SHEETS, December 31, 1999 and 1998
                        (amounts in thousands except share and per share amounts)

                                                                                       1999        1998
                                                                                     --------    --------
ASSETS
Current assets:
     Cash and cash equivalents                                                       $  1,904    $  1,290
     Accounts receivable, net of allowances for doubtful accounts of
             $428 in 1999 and $370 in 1998                                              6,533       5,210
     Notes and other receivables                                                          250         771
     Inventories, net                                                                   4,269       4,179
     Prepaids and other current assets                                                    428         369
     Deferred income taxes                                                                662         507
                                                                                     --------    --------
             Total current assets                                                      14,046      12,326
Fixed assets, net                                                                       2,242       1,522
Goodwill, net                                                                           3,800       4,403
Investment in joint venture                                                                            18
Other assets                                                                              218         566
Deferred income taxes                                                                      86          89
                                                                                     --------    --------
             Total assets                                                            $ 20,392    $ 18,924
                                                                                     ========    ========

LIABILITIES
Current liabilities:
     Accounts payable                                                                $  2,572    $  2,598
     Accrued liabilities                                                                2,518       2,198
     Current portion of long-term debt                                                      8         107
                                                                                     --------    --------
             Total current liabilities                                                  5,098       4,903
Long-term debt, less current portion                                                      626         667
                                                                                     --------    --------
             Total liabilities                                                          5,724       5,570
                                                                                     --------    --------

Commitments and contingencies (Note 9)

SHAREHOLDERS' EQUITY
Preferred stock, par value $0.0001 per share:
     Authorized: 2,000,000 shares in 1999 and 1998
     Issued and outstanding: no shares in 1999 and 1998
Common stock, par value $0.0001 per share:
     Authorized: 30,000,000 shares in 1999 and 1998
     Issued and outstanding: 4,003,514 shares in 1999 and 3,982,601 shares in 1998
Additional paid-in capital                                                             13,973      13,930
Notes receivable from shareholders                                                        (75)        (86)
Cumulative translation adjustments                                                       (153)
Retained earnings (accumulated deficit)                                                   923        (490)
                                                                                     --------    --------
             Total shareholders' equity                                                14,668      13,354
                                                                                     --------    --------
                Total liabilities and shareholders' equity                           $ 20,392    $ 18,924
                                                                                     ========    ========

              The accompanying notes are an integral part of these
                             financial statements.

                                                  F-21

                                             FIBERSTARS, INC.
                                      CONSOLIDATED INCOME STATEMENTS
                           For the years ended December 31, 1999, 1998 and 1997

                             (amounts in thousands except per share amounts)

                                                       1999        1998        1997
                                                     --------    --------    --------

Net sales                                            $ 33,311    $ 22,682    $ 17,871
Cost of sales                                          18,978      14,136      10,047
                                                     --------    --------    --------
          Gross profit                                 14,333       8,546       7,824
                                                     --------    --------    --------
Operating expenses:
      Research and development                          1,484       1,283       1,165
      Sales and marketing                               8,044       5,381       4,393
      General and administrative                        2,558       1,675       1,419
                                                     --------    --------    --------
          Total operating expenses                     12,086       8,339       6,977
                                                     --------    --------    --------
              Income from operations                    2,247         207         847

Other income (expense):
      Equity in joint ventures' loss                      (18)        (22)        (12)
      Divestiture                                                     801
      Interest and other income                            71         224         248
      Interest expense                                    (45)         (1)         (2)
                                                     --------    --------    --------
          Income before provision for income taxes      2,255       1,209       1,081
Provision for income taxes                               (842)       (447)       (437)
                                                     --------    --------    --------
          Net income                                 $  1,413    $    762    $    644
                                                     ========    ========    ========

Net income per share - basic                         $   0.35    $   0.21    $   0.19
                                                     ========    ========    ========

Shares used in per share calculation - basic            3,986       3,623       3,446
                                                     ========    ========    ========

Net income per share - diluted                       $   0.35    $   0.21    $   0.18
                                                     ========    ========    ========

Shares used in per share calculation - diluted          4,080       3,695       3,597
                                                     ========    ========    ========

              The accompanying notes are an integral part of these
                              financial statements.

                                      F-22

                                FIBERSTARS, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
              For the years ended December 31, 1999, 1998 and 1997

                             (amounts in thousands)



                                                      1999       1998      1997
                                                    -------    -------   -------

Net income                                          $ 1,413    $   762   $   644
                                                    -------    -------   -------

Other comprehensive loss:
      Foreign currency translation adjustments         (239)
      Income tax benefit                                 86
                                                    -------    -------   -------

           Comprehensive income                     $ 1,260    $   762   $   644
                                                    =======    =======   =======


              The accompanying notes are an integral part of these
                             financial statements.

                                                             FIBERSTARS, INC.
                                              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                           For the years ended December 31, 1999, 1998 and 1997
                                                           (amount in thousand)

                                                                                  Notes         Accumulated    (Accumulated
                                             Common Stock        Additional     Receivable         Other         Deficit)
                                           ------------------     Paid-In          from        Comprehensive     Retained
                                           Shares      Amount     Capital      Shareholders        Loss          Earnings     Total
                                           ------      ------     -------      ------------        ----          --------     -----
Balances, January 1, 1997                  3,413                  $11,903       $   (75)                       $ (1,896)    $ 9,932
Exercise of common stock options              88                       97                                                        97
Issuance of common stock under employee        9                       35                                                        35
stock purchase plan

Net income                                                                                                          644          644
                                           -----------------------------------------------------------------------------------------

Balances, December 31, 1997                3,510                   12,035           (75)                         (1,252)     10,708
Exercise of common stock options              46                      164                                                       164
Issuance of common stock under employee       10                       35                                                        35
stock purchase plan

Issuance of common stock pursuant to          12                       11           (11)                                        --
exercise of warrants

Issuance of common stock for acquisitions    405                    1,685                                                     1,685
Net income                                                                                                          762         762
                                           -----------------------------------------------------------------------------------------

Balances, December 31, 1998                3,983                   13,930           (86)                           (490)     13,354
Exercise of common stock options              13                       11                                                        11
Issuance of common stock under employee        8                       32                                                        32
stock purchase plan

Issuance of common stock pursuant to
exercise of warrants
                                                                                     11                                          11
Foreign exchange rate translation                                                                 $(153)                       (153)
adjustment
Net income                                                                                                        1,413       1,413
                                           -----------------------------------------------------------------------------------------

Balances, December 31, 1999                4,004                  $13,973       $   (75)          $(153)       $    923    $ 14,668
                                           =========================================================================================

                           The accompanying notes are an integral part of these financial statements.

                                                    FIBERSTARS INC.
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  For the years ended December 31, 1999, 1998 and 1997
                                                 (amounts in thousands)

                                                                                 1999            1998            1997
                                                                                -------         -------         -------
Cash flows from operating activities:
         Net income                                                             $ 1,413         $   762         $   644
                                                                                -------         -------         -------
         Adjustments to reconcile  net income to net cash  provided by operating activities:
                  Depreciation and amortization                                     937             647             453
                  Provision for doubtful accounts receivable                         97              77              76
                  Deferred income taxes                                            (154)            135             407
                  Equity in joint venture                                            18              22              12
                  Changes in assets and liabilities:
                          Accounts receivable, trade                             (1,518)         (1,072)              2
                          Inventories                                              (152)           (275)           (900)
                          Prepaid and other current assets                          (60)             36            (192)
                          Other assets                                              177            (463)             19
                          Accounts payable                                           58             240             101
                          Accrued liabilities                                       350             671             196
                                                                                -------         -------         -------
                                  Total adjustments                                (247)             18             174
                                                                                -------         -------         -------
                  Net cash provided by operating activities                       1,166             780             818
                                                                                -------         -------         -------

Cash flows from investing activities:
         Sale of short-term investments                                                           4,597
         Purchase of short-term investments                                                                      (1,282)
         Acquisition of business, net of cash acquired                                           (3,232)
         Loans made under notes receivable                                                         (610)            (30)
         Repayment of loans made under notes receivable                             656
         Acquisition of fixed assets                                             (1,308)           (479)           (624)
                                                                                -------         -------         -------
                  Net cash provided by (used in) investing activities              (652)            276          (1,936)
                                                                                -------         -------         -------

Cash flows from financing activities:
         Proceeds from issuances of common stock                                     54             199             132
         Repayment of long-term debt                                               (270)           (488)            (11)
         Proceeds from additional long-term debt                                    257
                                                                                -------         -------         -------
                  Net cash provided by (used in) financing activities                41            (289)            121
                                                                                -------         -------         -------

                  Effect of exchange rate changes on cash                            59
                                                                                -------         -------         -------
Net increase in cash and cash equivalents                                           614             767            (997)
Cash and cash equivalents, beginning of period                                    1,290             523           1,520
                                                                                -------         -------         -------
Cash and cash equivalents, end of period                                        $ 1,904         $ 1,290         $   523
                                                                                =======         =======         =======

Supplemental information:
         Interest paid                                                          $    45         $     1         $     2
         Income taxes paid                                                      $   669         $    66         $    24

The Company purchased certain business during 1998, In conjunction with the acquisitions, liabilities were assumed as follows:
Fair value of assets acquired                                                                   $ 7,649
Cash paid for capital stock                                                                      (3,232)
Capital stock issued                                                                             (1,685)
                                                                                                -------
Liabilities assumed                                                                             $ 2,732
                                                                                                =======

              The accompanying notes are an integral part of these financial statements.

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

       The  Company  sells  its  products   primarily  to  commercial   lighting
       distributors and residential pool distributors and pool installation contractors in North America, Europe and the Far East. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Although the Company maintains allowances for potential credit losses that it believes to be adequate, a payment default on a significant sale could materially and adversely affect its operating results and financial condition. At December 31, 1999, one customer accounted for 20% of accounts receivable and at December 31, 1998, one customer accounted for more than 22% accounts receivable.

       One customer accounted for 10%, 13% and 13% of net sales in 1999, 1998 and 1997, respectively.

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

       A reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

                                                    Years Ended December 31,
                                                    ------------------------
                                                     1999     1998     1997
                                                    ------   ------   ------
       Numerator - Basic and Diluted EPS

              Net income                            $1,413   $  762   $  644

       Denominator - Basic EPS
              Weighted average shares outstanding    3,986    3,623    3,446
                                                    ------   ------   ------
       Basic earnings per share                     $ 0.35   $ 0.21   $ 0.19
                                                    ======   ======   ======

       Denominator - Diluted EPS
              Denominator - Basic EPS                3,986    3,623    3,446
              Effect of dilutive securities:
                 Stock options and warrants             94       72      151
                                                    ------   ------   ------
                                                     4,080    3,695    3,597
                                                    ------   ------   ------
       Diluted earnings per share                   $ 0.35   $ 0.21   $ 0.18
                                                    ======   ======   ======


2.     Summary of Significant Accounting Policies, continued:

       Earnings Per Share, continued:

       Options and warrants to purchase 985,335 shares, 584,626 shares and 371,705 shares of common stock were outstanding at December 31, 1999, 1998 and 1997, respectively, but were not included in the calculations of diluted EPS because their exercise prices were greater than the average fair market price of the common shares.

       Foreign Currency Translation:

       The Company's international subsidiaries use their local currency as their functional currency. For those subsidiaries, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the year. Resulting translation adjustments are recorded directly to a separate component of shareholders' equity.

       Recent Pronouncements:

       In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, or SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. SFAS 133, as amended, will be effective for fiscal years beginning after June 15, 2000. The Company does not currently hold derivative instruments or engage in hedging activities.

       In November 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 100, Restructuring and Impairment Charges. In December 1999, the SEC issued SAB No. 101, Revenue Recognition in Financial Statements. SAB No. 100 expresses the views of the SEC regarding the accounting for and disclosure of certain expenses not commonly reported in connection with exit activities and business combinations. This includes the accrual of exit and employee termination costs and the recognition of impairment charges. SAB No. 101 expresses the views of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. The Company does not anticipate that these SABs will have a material impact on its financial position, results of operations, or cash flows.

3.     Inventories (in thousands):

                                 December 31,
                            --------------------
                               1999       1998
                            ---------  ---------
       Raw materials        $  2,736   $  2,780
       Finished goods          1,533      1,399
                            ---------  ---------
                            $  4,269   $  4,179
                            ---------  ---------

4.     Fixed Assets (in thousands):

                                                               December 31,
                                                        ------------------------
                                                            1999         1998
                                                        -----------  -----------
       Equipment                                          $  3,888     $  2,823
       Furniture and fixtures
                                                               341          250
       Computer software
                                                               414          452
       Leasehold improvements
                                                               629          541
                                                        -----------  -----------
                                                             5,272        4,066
       Less accumulated depreciation and amortization       (3,030)      (2,544)
                                                        -----------  -----------
                                                          $  2,242     $  1,522
                                                        ===========  ===========

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

                                                    Year Ended December 31,
                                                    1998               1997
                                                 ---------          ---------
             Revenues                            $  28,240          $  24,184
             Net income                                414                702
             Diluted earnings per share               0.10               0.18
             Basic earnings per share                 0.10               0.18

6.     Joint Venture:

       Fiberstars Australasia Pty. Ltd:

       The Company participates in a joint venture with Fiberstars Australasia Pty. Ltd., to market lighting products using fiberoptic technology in Australia and New Zealand. The Company maintains a 46.5% interest in Fiberstars Australasia.

       The Company recorded sales to Fiberstars Australasia totaling $253,912, $137,000, and $259,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Accounts receivable from Fiberstars Australasia Pty. Ltd. as of December 31, 1999 and 1998 were $216,021 and $130,887 respectively.

       The following represents condensed financial information (unaudited) of Fiberstars Australasia as of December 31, 1999 and 1998 and for the years then ended. (in thousands):

                                      December 31,
                                   ----------------
                                     1999     1998
                                   -------  -------
Current assets                     $  288   $  193
Property and other assets              61       64
                                   -------  -------
                                   $  349   $  257
                                   =======  =======

Current liabilities                $  348   $  227
Issued capital                        108      108
Accumulated deficit                  (107)     (78)
                                   -------  -------
                                   $  349   $  257
                                   =======  =======

                                           December 31,
                                   -----------------------------
                                     1999      1998       1997
                                     ----      ----       ----
Revenue                            $   580   $   569    $   589
Expenses                               625       620        626
                                   --------  --------   --------
Net loss                           $   (45)  $   (51)   $   (37)
                                   ========  ========   ========

7.     Accrued Liabilities (in thousands):

                                                         December 31,
                                                    ----------------------
                                                      1999         1998
                                                    ---------    ---------
       Sales commissions and incentives             $  1,213     $  1,003
       Accrued warranty expense                          305          325
       Accrued legal and accounting fees                 123          372
       Accrued employee benefits                         209          161
       Others                                            668          337
                                                    ---------    ---------
                                                    $  2,518     $  2,198
                                                    =========    =========

8.     Lines of Credit and Long-term Debt:


       The Company entered into the following borrowing arrangements with its banks:

       a) A $2,500,000 revolving line of credit expiring August 1, 2000, bearing interest at prime plus 0.125% (8.625% at December 31, 1999). Borrowings under this line are uncollateralized, and the Company must maintain a zero balance for at least 30 consecutive days during each fiscal year. There were no borrowings against this facility at December 31, 1999.

       b) A $500,000 term loan commitment to finance equipment purchases, expiring August 1, 2000. Borrowings bear interest at prime plus 0.50% (9% at December 31, 1999). Under this note, the Company may finance up to 80% of the cost of new equipment and 75% of the cost of used equipment. The note is collateralized by a security interest in all equipment financed with the proceeds. Interest only is payable monthly until August 15, 2000, after which the principal plus interest is repayable in 36 monthly installments. There were no amounts outstanding at December 31, 1999. The Company is required to maintain certain financial ratios on a quarterly basis, including specified levels of working capital and tangible net worth.

       c) A $404,000 (in UK pound sterling) bank overdraft agreement with Lloyds Bank Plc. There were no borrowings against this facility at December 31, 1999.

       d) A $592,000 (in German Deutsche Mark) bank borrowing facility in Germany with Sparkasse Neumarkt Bank for the German office facility. There was $555,000 and $528,000 in borrowings against this facility as of December 31, 1999 and 1998, respectively. $232,000 of this facility terminates in 2003 and $360,000 terminates in 2008. In addition, there is a revolving line of credit of $155,000 (in German Deutsche Mark) with Sparkasse Neumarkt Bank. As of December 31, 1999, there was $79,000 in borrowings against this facility.

9.     Commitments and Contingencies:


       The Company occupies manufacturing and office facilities under operating leases expiring in 2006 under which it is responsible for related maintenance, taxes and insurance. Minimum lease commitments under the leases are as follows (in thousands):

                                             Minimum lease commitments
                                          -------------------------------
          2000                                         $             824
          2001                                                       846
          2002                                                       873
          2003                                                       858
          2004                                                       883
          2005                                                       919
          2006                                                       719
                                          -------------------------------
          Total minimum lease payments                $            5,922
                                          -------------------------------


       Rent expense approximated $652,000, $388,000 and $322,000, for the years ended December 31, 1999, 1998 and 1997, respectively.

       At December 31, 1999, $250,000 (in German Deutsche Mark) of cash was restricted in terms of a guarantee issued by the Company. The guarantee expired in January 2000.

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

       Warrants:

       The Company has issued warrants to purchase shares of its common stock to certain directors and consultants of the Company. These warrants, which were granted at the fair market value of the common stock at the date of grant as determined by the Board of Directors, expired on varying dates through 1999.


       In connection with its public offering in August 1994, the Company issued to the underwriters, RvR Securities Corp. and Van Kasper & Company, warrants (the Underwriters' warrants) to purchase up to 100,000 shares of the Company's common stock at an exercise price equal to 120% of the initial offering price of $4.50 per share. The Underwriters' warrants were exercisable for a period of five years from the date of the public offering and expired on August 18, 1999.

       Warrant activity comprised:

                                               Warrants Outstanding
                                      ---------------------------------------
                                        Shares    Exercise Price     Amount
                                      ---------     -----------    ----------
                                                                 (in thousands)
                                      ---------     -----------    ----------
Balances, December 31, 1995            126,666      $0.90-$5.40    $     564
Warrants exercised                     (15,625)        $0.90             (14)
                                      ---------                    ----------
Balances, December 31, 1996 & 1997     111,041      $0.90-$5.40    $     550
Warrants exercised/cancelled           (11,041)        $0.90             (10)
                                      ---------                    ----------
Balances, December 31, 1998            100,000         $5.40       $     540
Warrants cancelled                    (100,000)        $5.40            (540)
                                      ---------                    ----------
Balances, December 31, 1999                --                      $     --
                                      =========                    ==========

       At December 31, 1999, there were no outstanding warrants.

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

       1994 Stock Option Plan:

       At December 31, 1999, an aggregate of 1,350,000 shares of the Company's common stock are reserved for issuance under the 1994 Stock Option Plan to employees, officers, directors and consultants at prices not lower than the fair market value of the common stock of the Company on the date of grant. Options granted may be either incentive stock options or nonstatutory stock options. The plan administrator (the Board of Directors or a committee of the Board) determines the terms of options granted under the plan including the number of shares subject to the option, exercise price, term and exercisability.

       1994 Directors' Stock Option Plan:

       At December 31, 1999, a total of 300,000 shares of common stock has been reserved for issuance under the 1994 Directors' Stock Option Plan. The plan provides for the granting of nonstatutory stock options to nonemployee directors of the Company.

       Activity Under the Stock Option Plans:

       Option activity under all plans comprised:

                                                                       OPTIONS OUTSTANDING
                                           -------------------------------------------------------------------------------
                                            Options available    Number of Shares   Weighted average        Amount
                                                for grant                            Exercise Price
                                                                                        Per Share
                                           -------------------------------------------------------------------------------
                                            (in thousands)      (in thousands)                          (in thousands)
     Balances, December 31, 1996                        452                  786                                 $  3,367
              Granted                                  (356)                 356          $   4.93                  1,866
              Cancelled                                  23                  (23)         $   4.83                   (114)
              Exercised                                                      (88)         $   0.99                    (97)
                                           -----------------   ------------------                     --------------------
     Balances, December 31, 1997                        119                1,031                                    5,022
              Additional shares reserved                550
              Granted                                  (282)                 282          $   4.04                  1,088
              Cancelled                                  18                  (18)         $   4.93                    (90)
              Exercised                                                      (46)         $   3.54                   (164)
                                           -----------------   ------------------                     --------------------
     Balances, December 31, 1998                        405                1,249                                    5,856
              Additional shares reserved                100
              Granted                                  (563)                 563          $   3.87                  2,411
              Cancelled                                 106                 (106)         $   6.10                   (637)
              Exercised                                                      (13)         $   0.93                    (11)
                                           -----------------   ------------------                     --------------------
     Balances, December 31, 1999                         48                1,693                                 $  7,619
                                           =================   ==================                     ====================

       At December 31, 1999, 1998 and 1997, options to purchase 869,336, 623,169 and 436,497 shares of common stock, respectively were exercisable at weighted average fair values of $4.71, $4.78 and $4.44 respectively. As of December 31, 1999 the Company has 61,079 options granted in excess of amounts available and are subject to shareholder approval at the next shareholder meeting in May 2000. The average price for these options is $4.68.

         Activity Under the Stock Option Plans:

                                       OPTIONS OUTSTANDING                                    OPTIONS CURRENTLY EXERCISABLE
       -------------------------------------------------------------------------------------------------------------------------
          Exercise Prices        Number of Shares       Weighted           Weighted        Number Exercisable       Weighted
                                   Outstanding           Average           Average                                  Average
                                                        Remaining       Exercise Price                           Exercise Price
                                                       Contractual
                                                          Life
                                 (in thousands)        (in years)                          (in thousands)
       --------------------  --------------------- ---------------  ------------------- --------------------  ------------------
            $0.90-$0.90                 52                2.4                 $   0.90            52                $   0.90
            $3.78-$3.94                336                5.0                 $   3.56            64                $   3.68
            $4.00-$4.88                841                3.9                 $   4.56           403                $   4.58
            $5.13-$5.88                404                2.7                 $   5.45           290                $   5.45
            $6.25-$6.50                 60                1.1                 $   6.46            60                $   6.46

       1994 Employee Stock Purchase Plan:

       At December 31, 1999, a total of 100,000 shares of common stock has been reserved for issuance under the 1994 Employee Stock Purchase Plan. The plan permits eligible employees to purchase common stock through payroll deductions at a price equal to the lower of 85% of the fair market value of the Company's common stock at the beginning or ending of the offering period. Employees may end their participation at any time during the offering period, and participation ends automatically on termination of employment with the Company. At December 31, 1999, 47,770 shares had been issued under this plan.

       Stock-Based Compensation:

       The Company has adopted the disclosure only provision of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." The Company, however, continues to apply APB 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for options granted under the Stock Option Plans nor for shares issued under the Employee Stock Purchase Plan. Had compensation cost for these plans been determined based on the fair value of the options at the grant date for awards in 1999, 1998 and 1997 consistent with the provisions of SFAS 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                             December 31,
                                                   -----------------------------
                                                     1999       1998      1997
                                                   -------    -------    -------
Net income - as reported                           $ 1,413    $   762    $   644
                                                   =======    =======    =======
Net income - pro forma                             $ 1,072    $   538    $   480
                                                   =======    =======    =======
Basic earnings per share - as reported             $  0.35    $  0.21    $  0.19
                                                   =======    =======    =======
Basic earnings per share - pro forma               $  0.27    $  0.15    $  0.14
                                                   =======    =======    =======
Diluted earnings per share - as reported           $  0.35    $  0.21    $  0.18
                                                   =======    =======    =======
Diluted earnings per share - pro forma             $  0.26    $  0.15    $  0.13
                                                   =======    =======    =======

       The fair value of each option grant is estimated on the date of grant using a type of Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997:

                                    1999               1998               1997
                                   ------             ------             ------
Fair value of options issued       $ 1.60             $ 1.72             $ 2.38
Exercise price                     $ 4.30             $ 3.80             $ 5.20
Expected life of option          3.95 years        3.88 years         3.91 years
Risk-free interest rate              5.69%             4.82%              6.00%
Expected volatility                  37%                50%                50%


11.    Income Taxes

       The components of the provision for income taxes are as follows (in thousands):

                                                    Years Ended December 31,
                                                -------------------------------
                                                 1999         1998         1997
                                                -----        -----        -----
Current:
Federal                                         $(783)       $(265)       $ (20)
State                                            (127)         (47)         (10)
                                                -----        -----        -----
                                                 (910)        (312)         (30)
Deferred:
Federal                                            59         (115)        (386)
State                                               9          (20)         (21)
                                                -----        -----        -----
                                                   68         (135)        (407)
                                                -----        -----        -----
Provision for income taxes                      $(842)       $(447)       $(437)
                                                =====        =====        =====

       The principal items accounting for the difference between income taxes computed at the United States statutory rate and the provision for income taxes reflected in the statements of operations are as follows:

                                                     Years Ended December 31,
                                                   ---------------------------
                                                    1999       1998       1997
                                                   -----      -----      -----
United States statutory rate                       (34.0)%    (34.0)%    (34.0)%
State Taxes (net of federal tax benefit)            (5.5)%     (5.5)%     (3.9)%
Other                                                2.2%       2.5%      (2.5)%
                                                   -----      -----      -----
                                                   (37.3)%    (37.0)%    (40.4)%
                                                   =====      =====      =====

       The tax effects of temporary differences that give rise to significant portions of the deferred tax asset are as follows (in thousands):

                                                                 Years Ended
                                                                 December 31,
                                                             ------------------
                                                              1999         1998
                                                             -----        -----
Allowance for doubtful accounts                              $ 119        $ 126
Accrued expenses and other reserves                            599          606
Depreciation and amortization                                    1           60
Installment sales                                             (125)        (213)
Foreign currency translation adjustment                         86            0
Other                                                           68           17
                                                             -----        -----
Total deferred tax asset                                     $ 748        $ 596
                                                             =====        =====


       The deferred tax is not reduced by a valuation allowance as management believes it will fully realize the benefit from its deferred tax assets. Realization is dependent on generating sufficient future taxable income. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.


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

       A summary of geographic sales is as follows (in thousands):

                                                Years Ended December 31,
                                           -------------------------------------
                                             1999           1998           1997
                                           -------        -------        -------
U.S. Domestic                              $22,972        $18,912        $14,736
U.S. Export                                  2,330          3,002          3,135
European subsidiaries                        8,009            768           --
                                           -------        -------        -------
                                           $33,311        $22,682        $17,871
                                           =======        =======        =======


13.    Employee Retirement Plan:

       The Company maintains a 401(k) profit sharing plan for its employees who meet certain qualifications. The Plan allows eligible employees to defer up to 15% of their earnings, not to exceed the statutory amount per year on a pretax basis through contributions to the Plan. The Plan provides for employer contributions at the discretion of the Board of Directors; however, no such contributions were made in 1999, 1998 and 1997.


14.    Related Party Transactions:

       In previous years, the Company advanced amounts to certain officers by way of promissory notes. The notes are collateralized by certain issued or potentially issuable shares of the Company's common stock. The notes bear interest at rates ranging from 6% to 8% per annum and are repayable at various dates through April 2000. At December 31, 1999 and 1998, $159,000 and $196,000 were outstanding and included with notes receivable.


15.    Subsequent Event (unaudited):

       On February 1, 2000 the Company completed the acquistion of selected assets of Unison Fiber Optic Systems, LLC, a joint venture between Advanced Lighting Technologies, Inc. ("ADLT") and Rohm & Haas Company. The Company acquired key personnel, technologies, fixed assets totaling $600,000 and, subject to achievement of development milestones, up to $2 million in development funds from Unison. In exchange for this the Company issued warrants to ADLT for the purchase of up to 1 million shares of the Company's common stock at $0.01 per share. These warrants may not be exercised until the price of the Company's stock reaches certain trading levels on the Nasdaq National Market, as follows: 250,000 will be exercisable when the the Company's stock price reaches $6.00; 250,000 when the price reaches $8.00; 250,000 when the price reaches $10.00; and 250,000 when the price reaches $12.00. These prices must be maintained as an average over at least 30 days. In addition, at each price level, certain sales milestones must be reached on products of Unison technology before the warrants can be exercised. At ADLT's option, the warrants may be exchanged by ADLT, regardless of their exercisability, for up to 445,000 newly issued Fiberstars shares.

       (b) Reports on Form 8-K.

       Not applicable

                       CONSENT OF INDEPENDENT ACCOUNTANTS

         We  consent  to the  incorporation  by  reference  in the  Registration
Statement on Form S-8 (File No. 33-85664) of Fiberstars, Inc. of our report dated February 11, 2000, relating to the consolidated financial statements and financial statement schedules, which appears in this Form 10-K.


PricewaterhouseCoopers LLP
San Jose, California


February 11, 2000

SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized, on the 30th day of March, 2000.


                                               THE COMPANY, INC.

                                               By: /s/ DAVID N. RUCKERT
                                                   -----------------------------
                                                   David N. Ruckert
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)


         In accordance with the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

                   Signature                                           Title                                Date
                   ---------                                           -----                                ----
/s/            David N. Ruckert                          Chief Executive Officer and Director          March 30, 2000
-------------------------------------------              (Principal Executive Officer)
               David N. Ruckert


/s/           Robert A. Connors                          Chief Financial Officer (Principal            March 30, 2000
-------------------------------------------              Accounting Officer)
              Robert A. Connors


/s/           JOHN B. STUPPIN                            Director                                      March 30, 2000
-------------------------------------------
              John B. Stuppin


/s/         THEODORE L. ELIOT, JR                        Director                                      March 30, 2000
-------------------------------------------
            Theodore L. Eliot, Jr.


/s/         Michael Feuer, Ph.D.                         Director                                      March 30, 2000
-------------------------------------------
           Michael Feuer, Ph.D.


/s/             B.J. GARET                               Director                                      March 30, 2000
-------------------------------------------
                B.J. Garet


/s/           WAYNE R. HELLMAN                           Director                                      March 30, 2000
-------------------------------------------
                  Wayne R. Hellman


/s/           JON MERRIMAN                               Director                                      March 30, 2000
-------------------------------------------
              Jon Merriman


/s/               AL RUUD                                Director                                      March 30, 2000
-------------------------------------------
                  Al Ruud


/s/               PHILIP WOLFSON                         Director                                      March 30, 2000
-------------------------------------------
                   Philip Wolfson



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

10.24* Three (3) Year Supply Agreement dated October 29, 1997 between the Registrant and Mitsubishi International Corporation

10.25 Rental Agreement dated February 1, 1998 between the Registrant and Signature Floors.

10.26 Promissory Note dated as of March 15, 1998, issued in favor of the Registrant by Barry Greenwald

10.28          Form 8-K filed on December 4, 1998

10.29 Loan Agreement dated August 1, 1999, between the Registrant and Wells Fargo Bank.

10.30 Term Commitment Note of the Registrant dated as of August 1, 1999, to Wells Fargo Bank.

10.31 Revolving Line of Credit Note of the Registrant dated as of August 1, 1999, to Wells Fargo Bank.

10.32* Asset Purchase Agreement by and among FibreOptics International, Inc., a Washington corporation, and the Registrant dated August 31, 1998.

10.33 Sale and Purchase Agreement dated as of November 19, 1998, by and among The Company, Inc., Hillgate (4) Limited, Crescent Lighting Limited, Michael Beverly Morrison and Corinne Bertrand.

10.34* Purchase and Take-over Agreement between Frau Claudia Mann, acting for LBM Lichtleit-Fasertechnik, Claudia Mann and The Company Deutschland GmbH and Bernhard Mann.

10.35* Asset Purchase Agreement dated as of December 30, 1998, between Respironics, Inc. and The Company, Inc.

10.36 Lease Agreement dated November 23, 1998 between Registrant and Catellus Development Corporation.

10.37 Lease Agreement dated [November 15, 1999] between Registrant and Harsch Investment Corp.

10.40          Promissory  Note dated March 25, 1999 between  Registrant  and J.
               Steven Keplinger.

10.41* Distribution Agreement dated November 1, 1999 between Registrant and Unison

10.42*         Agency  Agreement  dated November 1, 1999 between  Registrant and
               Unison

10.43* Professional Services Agreement dated October 1, 1999 between Registrant and Unison

23.1           Consent of Independent Accountants.

27.1           Annual Report for the year ended December 31, 1999.

*     Confidential treatment requested
+     Management Compensatory Plan or Arrangement

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES

To the Stockholders and Board of Directors
   Fiberstars, Incorporated:

Our audits of the consolidated financial statements referred to in our report dated February 11, 2000 appearing in the 1999 Annual Report to the Shareholders of Fiberstars, Incorporated (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PricewaterhouseCoopers LLP
San Jose, CA
February 11, 2000



                                                                                                                      SCHEDULE II
                                                         FIBERSTARS, INC.

                                          SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS



               Description                                  Balance at      Charges for the        Deductions      Balance at End
                                                         Beginning of year        Year                                 of Year

Year Ended December 31, 1999
Allowance for doubtful accounts                             $ 369,977            106,194             47,946          $ 428,225
Allowance for Inventories                                     351,674            225,861             44,596            532,939

Year Ended December 31, 1998
Allowance for doubtful accounts*                              292,766            103,300             26,089            369,977
Allowance for Inventories*                                    180,416            177,260              6,002            351,674

Year Ended December 31, 1997
Allowance for doubtful accounts                               236,869             76,170             20,273            292,766
Allowance for Inventories                                     126,000            217,705            163,289            180,416

* Included in "Charges for the Year" in 1998 are amounts for allowances from Companies acquired in November 1998. These amounts were $15,000 for doubtful accounts and $71,674 for inventories. Subsequent charges for these acquired Companies through to the end of 1998 were insignificant.