Form 10-K405/A
period 1999-12-31
FIBERSTARS INC /CA/
filed 2000-04-05
CIK 924168

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    Form 10-K/A

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


/s/           WAYNE R. HELLMAN                           Director                                      March 30, 2000
-------------------------------------------
                  Wayne R. Hellman


/s/           JON MERRIMAN                               Director                                      March 30, 2000
-------------------------------------------
              Jon Merriman


/s/               AL RUUD                                Director                                      March 30, 2000
-------------------------------------------
                  Al Ruud


/s/               PHILIP WOLFSON                         Director                                      March 30, 2000
-------------------------------------------
                   Philip Wolfson



                                INDEX TO EXHIBITS
                                  (Item 13(a))
Exhibit
-------
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