Form 10-Q
period 2000-03-31
FIBERSTARS INC /CA/
filed 2000-05-15
CIK 924168

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

     For the quarterly period ended   March 31,  2000
                                     ----------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from                     to
                                    -------------------    ---------------------

         Commission file number            0-24564
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

                                Yes__X__  No ____

Number of shares of Common Stock outstanding as of March 31, 2000:    4,042,348

                         Index to Exhibits is at page 15

                                FIBERSTARS, INC.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                         Part I - FINANCIAL INFORMATION

Item 1     Financial Statements:

           a.   Consolidated Balance Sheets
                March 31, 2000 and December 31, 1998...........................3

           b.   Consolidated Statements of Operations
                Three months ended March 31, 2000 and 1999.....................4

           c.   Consolidated Statements of Comprehensive Operation
                Three months ended March 31, 2000 and 1999.....................5

           d.   Consolidated Statements of Cash Flows
                Three months ended March 31, 2000 and 1999.....................6

           e.   Notes to Financial Statements................................7-9

Item 2     Management's Discussion and Analysis of Financial
           Condition and Results of Operations.............................10-13



                           Part II - OTHER INFORMATION

Item 6     Exhibits and Reports on Form 8-K...................................14
           Signatures.........................................................14



                                    EXHIBITS

           Index to Exhibits..................................................15

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

                                 FIBERSTARS, INC.
                           CONSOLIDATED BALANCE SHEETS
                              (amounts in thousands)

                                                        March 31,         December 31,
                                                          2000               1999
                                                     -------------       -------------
                                                       (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                         $         487       $       1,904
   Accounts receivable trade, net                            9,757               6,533
   Notes and other accounts receivables                        142                 250
   Inventories, net                                          5,139               4,269
   Prepaids and other current assets                           363                 428
   Deferred income taxes                                       662                 662
                                                     -------------       -------------
       Total current assets                                 16,550              14,046

Fixed assets, net                                            2,764               2,242
Goodwill, net                                                4,754               3,800
Other assets                                                   216                 218
Deferred income taxes                                          405                  86
                                                     -------------       -------------
       Total assets                                  $      24,689       $      20,392
                                                     =============       =============


LIABILITIES
Current Liabilities:
   Accounts payable                                  $       3,189       $       2,572
   Accrued expenses                                          2,537               2,518
   Draw on line of credit                                    1,500                   0
   Current portion of long-term debt                             8                   8
                                                     -------------       -------------
       Total current liabilities                             7,234               5,098
Long-term debt, less current portion                           521                 626
                                                     -------------       -------------
       Total liabilities                                     7,755               5,724
                                                     -------------       -------------


SHAREHOLDERS' EQUITY
Common stock                                                     1                   0
Value of warrants outstanding                                2,550                   0
Additional paid-in capital                                  14,133              13,973
Note receivable from shareholder                               (75)                (75)
Cumulative translation adjustments                            (220)               (153)
Retained earnings                                              545                 923
                                                     -------------       -------------
       Total shareholders' equity                           16,934              14,668
                                                     -------------       -------------
       Total liabilities and shareholders' equity     $     24,689       $      20,392
                                                     =============       =============

                       The accompanying notes are an integral
                        part of these financial statements
                                      page 3

                                      FIBERSTARS, INC.
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                       (amounts in thousands except per share amounts)
                                         (unaudited)



                                                            Three Months Ended March 31,
                                                              2000                   1999
                                                          --------------         -------------

Net sales                                               $         8,782        $        7,182
Cost of sales                                                     5,090                 4,206
                                                        ----------------      ----------------
           Gross profit                                           3,692                 2,976
                                                        ----------------      ----------------

Operating expenses:
      Research and development                                      426                   329
      Sales and marketing                                         2,209                 1,858
      General and administrative                                    694                   543
      Write-off in-process technology acquired                      938                     0
                                                        ----------------      ----------------
           Total operating expenses                               4,267                 2,730
                                                        ----------------      ----------------
                Income (loss) from operations                      (575)                  246

Other income (loss):
      Interest income, net                                          (15)                    4
                                                        ----------------      ----------------
           Income (loss) before income taxes                       (590)                  250
Provision for income taxes                                          212                   (90)
                                                        ----------------      ----------------
           Net income (loss)                            $          (378)      $           160
                                                        ================      ================

Net income (loss) per share - basic                     $         (0.09)       $         0.04
                                                        ================      ================
Shares used in per share calculation - basic                      4,308                 3,983
                                                        ================      ================

Net income (loss) per share - diluted                   $         (0.09)       $         0.04
                                                        ================      ================
Shares used in per share calculation - diluted                    4,308                 4,031
                                                        ================      ================

                                  FIBERSTARS, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATION
                   (amounts in thousands except per share amounts)
                                     (unaudited)


                                               Three Months Ended March 31,
                                                   2000             1999
                                                 ----------       ----------

 Net income (loss)                             $      (378)     $       160

 Other comprehensive loss, net of tax:
    Foreign currency translation adjustments          (105)             (28)
    Income tax benefit                                  38
                                               ------------     ------------
         Comprehensive income (loss)           $      (445)     $       132
                                               ============     ============


                       The accompanying notes are an integral
                        part of these financial statements
                                      page 5

                                             FIBERSTARS INC.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (amounts in thousands)
                                               (unaudited)

                                                                         Three Months Ended March 31,
                                                                         2000                     1999
                                                                   ---------------           --------------
Cash flows from operating activities:
     Net income (loss)                                             $         (378)           $         160
                                                                   ---------------           --------------
     Adjustments to reconcile net income (loss) to net cash used in operating activities:
              Depreciation and amortization                                   323                      263
              Write-off in-process technology acquired                        938                        0
              Provision for doubtful accounts receivable                       37                       19
              Deferred income taxes                                          (319)                     (25)
              Changes in assets & liabilities:
                      Accounts receivable                                  (3,332)                  (1,294)
                      Notes and other receivable                               68                      (65)
                      Inventories                                            (901)                     (91)
                      Prepaid expenses and other current assets                64                      (27)
                      Other assets                                           (126)                     498
                      Accounts payable                                        644                     (208)
                      Accrued expenses                                         40                      (34)
                                                                   ---------------           --------------
                              Total adjustments                            (2,564)                    (964)
                                                                   ---------------           --------------
              Net cash used in operating activities                        (2,942)                    (804)
                                                                   ---------------           --------------


Cash flows from investing activities:
     Repayment of loan made to officers                                        40                        0
     Cash received against loans made under notes receivable                    0                      205
     Acquisition of fixed assets                                             (140)                    (239)
                                                                   ---------------           --------------
              Net cash used in investing activities                          (100)                     (34)
                                                                   ---------------           --------------

Cash flows from financing activities:
     Cash proceeds from sale of common stock                                  160                        0
     Repayment of long-term debt                                              (17)                      (2)
     Proceeds from drawn on line of credit                                  1,500                       47
                                                                   ---------------           --------------
              Net cash provided by financing activities                     1,643                       45
                                                                   ---------------           --------------

Effect of exchange rate changes on cash                                       (18)                      32
                                                                   ---------------           --------------
Net decrease in cash and cash equivalents                                  (1,417)                    (761)
Cash and cash equivalents, beginning of period                              1,904                    1,290
                                                                   ---------------           --------------
Cash and cash equivalents, end of period                           $          487            $         529
                                                                   ===============           ==============

Non-cash investing activities:
     Fair value of assets acquired                                 $        2,550            $           0
     Warrants for capital stock issued                                     (2,550)                       0
                                                                   ===============           ==============

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

The year-end balance sheet information was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1999, contained in the Company's 1999 Annual Report to Shareholders.

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

In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

                                           Three months ended March 31,
                                           ----------------------------
                                              2000               1999
                                              ----               ----
Numerator - Basic and diluted EPS
     Net income                            $  (378)            $  160
Denominator - Basic EPS
     Weighted average shares outstanding     4,308              3,983
                                           -------             ------
Basic earnings per share                   $(0.09)             $ 0.04
                                           =======             ======
Denominator - Diluted EPS
     Denominator - Basic EPS                 4,308              3,983
     Effect of dilutive securities:
         Stock options                          --                 48
                                           -------             ------
                                             4,308              4,031
                                           -------             ------
Diluted earnings per share                 $ (0.09)            $ 0.04
                                           =======             ======



Options and warrants to purchase 10,000 shares of common stock were outstanding at March 31, 2000, but were not included in the calculation of diluted EPS because their inclusion would have been antidilutive. At March 31, 1998, options and warrants to purchase 985,335 were outstanding, but were not included in the calculation of diluted EPS because their inclusion would have been antidilutive.

2.  Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                           March 31,         December 31,
                                           --------          ------------
                                             2000                1999
                                             ----                ----
                                          (unaudited)

Raw materials                              $  3,504            $  2,736
Finished Goods                                1,635               1,533
                                           --------            --------
                                           $  5,139            $  4,269
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

4.   Significant Equity Transactions

Warrants valued at $2,550,000 were issued as part of the Company's acquisition of Unison Fiber Optic Systems, LLC (see Note 6) .

5.   Segments and Geographic Sales

The Company operates in a single industry segment that manufactures, markets and sells fiber optic lighting products. The Company markets its products for worldwide distribution primarily through independent sales representatives, distributors and swimming pool builders in North America, Europe and the Far East.

A summary of geographic sales is as follows (in thousands):

                                           Three months ended March 31,
                                           ----------------------------
                                            2000                 1999
                                            ----                 ----
                                         (unaudited)          (unaudited)

U.S. Domestic                             $   5,792            $  4,692
U.S. Export                                   1,152                 489
European subsidiaries                         1,838               2,001
                                          ---------            --------
                                          $   8,782            $  7,182
                                          =========            ========

6.   Acquisitions

On February 1, 2000 the Company completed the acquistion of selected assets of Unison Fiber Optic Systems, LLC, a joint venture between Advanced Lighting Technologies, Inc.

("ADLT") and Rohm & Haas Company. The Company acquired key personnel, technologies, fixed assets totaling $625,000 and, subject to achievement of development milestones, up to $2 million in development funds from Unison. In exchange for this the Company issued warrants to ADLT for the purchase of up to 1 million shares of the Company's common stock at $0.01 per share. These warrants may not be exercised until the price of the Company's stock reaches certain trading levels on the Nasdaq National Market, as follows: 250,000 will be exercisable when the the Company's stock price reaches $6.00; 250,000 when the price reaches $8.00; 250,000 when the price reaches $10.00; and 250,000 when the price reaches $12.00. These prices must be maintained as an average over at least 30 days. In addition, at each price level, certain sales milestones must be reached on products of Unison technology before the warrants can be exercised. At ADLT's option, the warrants may be exchanged by ADLT, regardless of their exercisability, for up to 445,000 newly issued Fiberstars shares.

The following table presents the unaudited pro forma results for the 1st quarter assuming the company had acquired Unison at the beginning of 1999 and 2000 respectively. Net income and diluted earnings per share amounts have been adjusted to include goodwill amortization of $26,000. This information may not necessarily be indicative of the future combined results of the Company.

                                          Three Months Ended March 31,
                                            2000                1999
                                          --------            --------
       Revenues                           $ 8,782             $ 7,411
       Net income                            (383)             (1,227)
       Diluted earnings per share         $ (0.09)            $ (0.31)
       Basic earnings per share           $ (0.09)            $ (0.30)

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

The following discussion should be read in conjunction with the attached financial statements and notes thereto.

RESULTS OF OPERATIONS

Net sales increased 22% to $8,782,000 for the quarter ending March 31, 2000. The increase was a result of growth in the pools product sales, although certain market segments experienced growth in the commercial lighting product sales as well.

Gross profit increased to $3,692,000 in the 1st quarter of 2000, a 24% increase over the same period in the prior year. The gross profit margin was 42% for the quarter, an increase from the 41% gross margin achieved in the 1st quarter of 1999. The increase in gross margin was primarily a result of lower warranty costs and product cost savings in 2000 versus 1999.

Research and development expenses were $426,000 in the 1st quarter of 2000, a 29% increase over the 1st quarter of 1999 due to higher personnel and product related costs. As a percentage of net sales, research and development were 5% for the 1st quarter versus 5% in the 1st quarter of the prior year.

Sales and marketing expenses were $2,209,000 in the 1st quarter of 2000 as compared to $1,858,00 in 1999, an increase of 19%. The increase was primarily due to additional personnel and marketing expenses associated with the Company's acquisition of Unison Fiber Optic Lighting Systems, LLC ("Unison") combined with higher expenses in Europe. Sales and marketing expenses were 25% of sales in the 1st quarter of 2000 compared to 26% for the same quarter in 1999.

General and administrative costs were $694,000 in the 1st quarter 2000, an increase of 28% over costs in the 1st quarter of 1999. This increase was largely a result of additional personnel, legal and accounting fees in 2000 over the 1st quarter of 1999. General and administrative costs were 8% of net sales in the quarter ending March 31, 2000 versus 8% for the same quarter in 1999.

An additional expense, write-off of in-process technology acquired, of $938,000 was incurred in the 1st quarter of 2000 as compared to no such expense in 1999. This expense is for the write-off of Unison acquisition costs which are directly associated with the valuation of products which were still under development at the time of the acquistion and for which marketabilty is not yet proven.

Total operating expenses, excluding the write-off of in-process technology acquired, were 38% of net sales in the 1st quarter of 2000 compared to 38% for the same period in the prior year.

Other income and expense includes income from joint ventures and interest income and expense. Net interest expense was $15,000 in the 1st quarter of 2000 compared to net interest income of $4,000 in 1999. The decrease was due primarily to a use of cash in the 1st quarter 2000 to fund additional accounts receivable, largely with the pool lighting distributors , as well as to fund higher inventories in anticipation of the 2nd quarter shipments.

The income tax rate in the 1st quarter 2000 was 36%, the same rate recorded in 1999. The tax rate is lower than historical rates due to the recognition of certain tax benefits accumulated over prior years.

The Company recorded a net loss of $378,000 in the 1st quarter of 2000, substantially as a result of the the one-time write-off expense partially offset by additional gross profit from the increase in sales in the 1st quarter of 2000 over the same quarter in 1999 and the improvement in gross margin. This compares to net income of $160,000 achieved in the 1st quarter of 1999. Excluding the one-time write-off, the Company would have recorded net income of $223,000 for the quarter, a 39% increase over 1999.

LIQUIDITY AND CAPITAL RESOURCES

For the period ended September 30, 1999, cash and cash equivalents when combined with short-term investments were $487,000 as compared to $1,904,000 for the year ended December 31, 1998.

During the first three months of 2000, net income used $378,000 of cash compared to a $160,000 contribution from net income for the same period in 1999 . After adjusting for depreciation, amortization and the write-off of in-process technology acquired, there was $883,000 in cash contributed from operating activities in the three month period as compared to a total contribution from operating activities of $423,000 for the same period in 1999. However, after accounting for cash utilized to fund working capital there was a utilization of $2,857,000 in cash for operating activities in 2000 compared to a utilization of $804,000 in the first quarter of 1999. The additional cash used in 2000 was for funding additions to accounts receivable in association with the "early buy" program with pool lighting distributors which exceeded last year's program and with additions to inventories associated with purchases of fiber and other components needed for shipments in the 2nd quarter.

There was a net contribution of $1,596,000 in cash in the 1st quarter of 2000 for financing activities, primarily from a draw down of $1,500,000 against the Company's bank line of credit. There was also a contribution of $160,000 from the sale of common stock associated with the exercise of stock options. This compares to a net provision of cash of $45,000 for financing activities for the first three months of 1999.

As a result of the cash utililized by operating activities and the cash contributed by investing activities, combined with exchange rate effects, there was a net utilization of cash in the first three months of 2000 of $1,417,000 which resulted in an ending cash balance of $487,000. This compares to a net utilization of $761,000 in cash for the same period in 1999, resulting in an ending cash balance of $529,000 for that period. It is expected that the cash balances will increase during the 2nd quarter of 2000 as a result of the collection of initial "early buy" accounts receivables.

The Company has a $2.5 million unsecured line of credit for working capital purposes and a term loan commitment of $500,000 for equipment purchases. These are renewed on an annual basis, with the most recent renewal in August 1999, subsequent renewals will also be in August. As of March 31, 2000 the Company had borrowings of $1,500,000 outstanding against its line of credit.

The Company also had a total borrowing of $529,000 against a credit facility held by its German subsidiary. This borrowing is largely held in order to finance the building of new offices owned by the Company in Berching, Germany.

The Company believes that existing cash balances, together with the Company's bank lines of credit and funds that may be generated from operations, will be sufficient to finance the Company's currently anticipated working capital requirements and capital expenditure requirements for at least the next twelve months.

OTHER FACTORS

This Report on Form 10Q contains forward-looking statements. Such statements generally concern future operating results, capital expenditures, product development and enhancements, liquidity and strategy. Specific forward-looking statements in this report include, without limitation, statements regarding improvements in the Company's cash position. We may not update these forward looking statements, and the occurrence of the events predicted in these statements is subject to a number of risks and uncertainties, including those discussed in this report. These risks and uncertainties could cause our actual results to differ materially from the results predicted in our forward looking statements. You are encouraged to consider all the information in this report along with our other periodic reports on file with the SEC, prior to investing in our stock.

BUSINESS RISKS AND UNCERTAINTIES

Our quarterly operating results can vary significantly depending upon a number of factors. It is difficult to predict the lighting market's acceptance of our products on a quarterly basis, and the level and timing of orders received can fluctuate substantially. Our sales volumes also fluctuate. Historically we have shipped a substantial portion of our quarterly sales in the last month of each of the second and fourth quarters of the year. Significant portions of our expenses are relatively fixed in advance based upon our forecasts of future sales. If sales fall below our expectations in any given quarter, we will not be able to make any significant adjustment in our operating expenses and our operating results will be adversely affected. In addition, our product development and marketing expenditures may vary significantly from quarter to quarter and are made well in advance of potential resulting net sales. A softness in the commercial lighting market in the past year has affected the Company's shipments and two of it's competitors have experienced financial difficulties. The Company has no way of knowing when this weakness in the commercial lighting market will subside.

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

Competition is increasing in a number of our markets. A number of companies offer directly competitive products, including fiber optic lighting products for downlighting, display case and water lighting, and neon and other lighted signs. Our competitors include some very large and well established companies such as Philips, Schott, 3M, Bridgestone, Mitsubishi, Osram/Siemens. All of these companies have substantially greater financial, technical and marketing resources than we do. We anticipate that any future growth in fiber optic lighting will be accompanied by continuing increases in competition, which could accelerate growth in the market for fiber optic lighting, but which could also adversely affect our operating results to the extent we do not compete effectively.

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

Item 3.   Qualitative or Quantitative Disclosures About Market Risk

At quarter end March 31, 2000, the Company had $230,000 in cash held in foreign currencies as translated at period end foreign currency exchange rates. The balances for case held overseas in foreign currencies is subject to exchange rate risk. The Company has a policy of maintaining cash balances in local currencies unless an amount of cash is occasionally transferred in order to repay intercompany debts.

                           PART II - OTHER INFORMATION

Item 4.   Submission of Matters to Vote of Security Holders

On January 28, 2000, a Special Meeting of Shareholders took place at the Company's corporate headquarters in Fremont, California. The meeting was held to consider and vote on a proposal to approve the issuance of up to an aggregate of 1,000,000 shares of Fiberstars common stock upon exercise or exchange of certain warrants granted pursuant to an Asset Purchase Agreement, dated on or about January 14, 2000, among Fiberstars and Unison Fiber Optic Lighting Systems, LLC a Deleware limited liability company and wholly owned subsidiary of Advanced Lighting Technologies, Inc., a significant shareholder of Fiberstars, under which Fiberstars acquired certain assets and assumed certain liabilities of Unison for consideration consisting of the Warrants. The number of votes were as follows: 2,099,395 FOR 1,000 AGAINST, and 0 ABSTAIN. The number of broker non-votes was 0.

Item 6.   Exhibits and Reports on Form 8-K

         (a)  The following exhibits have been filed with this Report:


              Exhibit 27 - Financial Data Schedule

         (b) No reports on Form 8-K were filed by the Company during the period covered by this report.

         (c)  Unison Asset Purchase Agreement

Items 1 and 5 are not applicable and have been omitted.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Fiberstars, Inc.

Date: May 15, 2000                By:    /s/  Robert A.Connors
                                     --------------------------------
                                              Robert A.Connors
                                              Chief Financial Officer

                                     Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS

Exhibit                                                                   Page
Number                                                                    Number

    2   Asset Purchase  Agreement dated January 14, 2000, by and among
        Unison  Fiber  Optic   Lighting,   LLC  and  the   Registrant.
        Incorporated by reference to Appendix A of the proxy statement filed for the special meeting of shareholders  held on January
        28, 2000.                                                          15

   27   Financial Data Schedule