Form 10-Q
period 2000-06-30
FIBERSTARS INC /CA/
filed 2000-08-14
CIK 924168

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

(Mark one)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the quarterly period ended JUNE 30, 2000

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

     For the transition period from __________________ to _______________

        Commission file number       0-24564
                                    ---------

                             --------------------

                                FIBERSTARS, INC.
             (Exact name of registrant as specified in its charter)

                             --------------------

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

                             Yes   X     No
                                 -----      -----

Number of shares of Common Stock outstanding as of June 30, 2000:   4,224,320

                       Index to Exhibits is at page 15

                                                 FIBERSTARS, INC.

                                                 TABLE OF CONTENTS

                                                                                              Page
                                                                                              ----
                                          PART I - FINANCIAL INFORMATION

Item 1         Financial Statements:

               a.   Consolidated Balance Sheets
                    June 30, 2000 and December 31, 1999.....................................    3

               b.   Consolidated Statements of Operations
                    Three and six months ended June 30, 2000 and 1999.......................    4

               c.   Consolidated Statements of Comprehensive Operations
                    Three and six months ended June 30, 2000 and 1999.......................    5

               d.   Consolidated Statements of Cash Flows
                    Six months ended June 30, 2000 and 1999.................................    6

               e.   Notes to Consolidated Financial Statements..............................  7-9

Item 2         Management's Discussion and Analysis of Results of Operations and Financial
               Condition....................................................................10-13



                                            PART II - OTHER INFORMATION


Item 6         Exhibits and Reports on Form 8-K.............................................   14

               Signatures...................................................................   14



                                                     EXHIBITS

               Index to Exhibits............................................................   15


                                 PART I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                                        FIBERSTARS, INC.
                                  CONSOLIDATED BALANCE SHEETS
                                     (AMOUNTS IN THOUSANDS)

                                                             June 30,            December 31,
                                                               2000                  1999
                                                        -----------------      ------------------
                                                           (unaudited)

ASSETS
Current assets:
      Cash and cash equivalents                         $          2,002       $           1,904
      Accounts receivable trade, net                               6,361                   6,533
      Notes and other accounts receivables                           113                     250
      Inventories, net                                             5,677                   4,269
      Prepaids and other current assets                              410                     428
      Deferred income taxes                                          662                     662
                                                        -----------------      ------------------
           Total current assets                                   15,225                  14,046

Fixed assets, net                                                  2,792                   2,242
Goodwill, net                                                      5,494                   3,800
Other assets                                                         174                     218
Deferred income taxes                                                321                      86
                                                          ---------------         ---------------
           Total assets                                 $         24,006       $          20,392
                                                        =================      ==================


LIABILITIES
Current Liabilities:
      Accounts payable                                  $          2,759       $           2,572
      Accrued expenses                                             2,198                   2,518
      Current portion of long-term debt                                8                       8
                                                        -----------------      ------------------
           Total current liabilities                               4,965                   5,098
Long-term debt, less current portion                                 565                     626
                                                        -----------------      ------------------
           Total liabilities                                       5,530                   5,724
                                                        -----------------      ------------------


SHAREHOLDERS' EQUITY
Common stock                                                           1                       0
Value of warrants outstanding                                      2,722                       0
Additional paid-in capital                                        15,277                  13,973
Note receivable from shareholder                                     (75)                    (75)
Cumulative translation adjustments                                  (249)                   (153)
Retained earnings                                                    800                     923
                                                        -----------------      ------------------
           Total shareholders' equity                             18,476                  14,668
                                                        -----------------      ------------------
           Total liabilities and shareholders' equity   $         24,006       $          20,392
                                                        =================      ==================

     The accompanying notes are an integral part of these financial statements

                                FIBERSTARS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (unaudited)

                                                           Three Months Ended June 30,             Six Months Ended June 30,
                                                            2000                1999                2000                1999
                                                      ----------------    ----------------    ----------------    ----------------
Net sales                                             $         9,834      $        8,845     $        18,617      $       16,027
Cost of sales                                                   5,831               5,106              10,921               9,312
                                                      ----------------    ----------------    ----------------    ----------------
           Gross profit                                         4,003               3,739               7,696               6,715
                                                      ----------------    ----------------    ----------------    ----------------

Operating expenses:
      Research and development                                    418                 324                 844                 653
      Sales and marketing                                       2,324               2,101               4,533               3,959
      General and administrative                                  816                 609               1,511               1,152
      Write-off in-process technology acquired                      0                   0                 938                   0
                                                      ----------------    ----------------    ----------------    ----------------
           Total operating expenses                             3,558               3,034               7,826               5,764
                                                      ----------------    ----------------    ----------------    ----------------
                Income (loss) from operations                     445                 705                (130)                951

Other income (loss):
      Equity in joint venture's loss                                0                 (15)                  0                 (15)
      Interest income (expense), net                              (46)                  1                 (61)                  5
                                                      ----------------    ----------------    ----------------    ----------------
           Income (loss) before income taxes                      399                 691                (191)                941
Benefit from (provision for) income taxes                        (144)               (254)                 68                (344)
                                                      ----------------    ----------------    ----------------    ----------------
           Net income (loss)                          $           255     $           437     $          (123)     $          597
                                                      ================    ================    ================    ================

Net income (loss) per share - basic                   $          0.06      $         0.11     $         (0.03)      $        0.15
                                                      ================    ================    ================    ================
Shares used in per share calculation - basic                    4,568               3,983               4,438               3,983
                                                      ================    ================    ================    ================

Net income (loss) per share - diluted                 $          0.05      $         0.11     $         (0.03)      $        0.15
                                                      ================    ================    ================    ================
Shares used in per share calculation - diluted                  5,244               4,053               4,438               4,041
                                                      ================    ================    ================    ================

     The accompanying notes are an integral part of these financial statements

                                             FIBERSTARS, INC.
                           CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                                          (AMOUNTS IN THOUSANDS)
                                               (unaudited)

                                                          Three Months Ended June 30,        Six Months Ended June 30,
                                                             2000             1999             2000            1999
                                                        --------------   -------------   --------------   -------------
Net income (loss)                                       $         255    $        437    $       (123)    $        597

Other comprehensive loss, net of tax:
      Foreign currency translation adjustments                    (45)            (30)           (150)             (58)
      Income tax benefit                                           16                              54
                                                        --------------   -------------   --------------   -------------
           Comprehensive income (loss)                  $         226    $        407    $       (219)    $        539
                                                        ==============   =============   ==============   =============

     The accompanying notes are an integral part of these financial statements

                                 FIBERSTARS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (unaudited)

                                                                                              Six Months Ended June 30,
                                                                                         2000                          1999
                                                                                  ------------------            -----------------
     CASH FLOWS FROM OPERATING ACTIVITIES:
          Net income (loss)                                                        $           (123)             $           597
                                                                                  ------------------            -----------------
          Adjustments to reconcile net income (loss) to net cash provided by
              (used in) operating activities:
                    Depreciation and amortization                                               690                          428
                    Write-off in-process technology acquired                                    938                            0
                    Provision for doubtful accounts receivable                                   57                           47
                    Deferred income taxes                                                      (237)                         254
                    Equity in joint ventures' loss                                                0                           15
                    Changes in assets & liabilities:
                            Accounts receivable                                                  83                         (574)
                            Notes and other receivable                                           69                          (56)
                            Inventories                                                      (1,365)                          18
                            Prepaid expenses and other current assets                            19                         (137)
                            Other assets                                                       (152)                         397
                            Accounts payable                                                    161                         (552)
                            Accrued expenses                                                   (263)                        (163)
                                                                                  ------------------            -----------------
                                    Total adjustments                                             0                         (323)
                                                                                  ------------------            -----------------
                    Net cash provided by (used in) operating activities                        (123)                         274
                                                                                  ------------------            -----------------


     CASH FLOWS FROM INVESTING ACTIVITIES:
          Repayment of loans made to officers                                                    67                            0
          Cash received under notes receivable                                                    0                          413
          Acquisition of fixed assets                                                          (323)                        (278)
                                                                                  ------------------            -----------------
                    Net cash provided by (used in) investing activities                        (256)                         135
                                                                                  ------------------            -----------------

     CASH FLOWS FROM FINANCING ACTIVITIES:
          Cash proceeds from sale of common stock                                               530                           27
          Proceeds from line of credit                                                        1,500                            0
          Repayment of line of credit                                                        (1,500)                           0
          Repayment of long-term debt                                                           (30)                         (49)
                                                                                  ------------------            -----------------
                    Net cash provided by (used in) financing activities                         500                          (22)
                                                                                  ------------------            -----------------

     EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                    (23)                          80
                                                                                  ------------------            -----------------
     NET INCREASE IN CASH AND CASH EQUIVALENTS                                                   98                          467
     CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           1,904                        1,290
                                                                                  ------------------            -----------------
     CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $          2,002              $         1,757
                                                                                  ==================            =================

     NON-CASH INVESTING ACTIVITIES:
          Fair value of assets acquired through issuance of
              common stock and warrants                                            $          3,497              $             0
                                                                                  ==================            =================

     The accompanying notes are an integral part of these financial statements

                                 FIBERSTARS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

                                                   Three Months Ended June 30,           Six Months Ended June 30,
                                                     2000              1999               2000              1999
                                                     ----              ----               ----              -----
Numerator - Basic and diluted EPS
     Net income (loss)                              $  255             $  437             $ (123)            $  597
Denominator - Basic EPS
     Weighted average shares outstanding             4,568              3,983              4,438              3,983
                                                     -----              -----              -----             ------
Basic earnings (loss) per share                     $ 0.06             $ 0.11             $(0.03)            $ 0.15
                                                     =====              =====              =====             ======
Denominator - Diluted EPS
     Denominator - Basic EPS                         4,568              3,983              4,438              3,983
     Effect of dilutive securities:
         Stock options                                 676                 70                                    58
                                                     -----              -----              -----             ------
                                                     5,244              4,053              4,438              4,041
                                                     -----              -----              -----             ------
Diluted earnings (loss) per share                   $ 0.05             $ 0.11             $(0.03)            $ 0.15
                                                     =====              =====              =====             ======

At June 30, 2000, options and warrants to purchase 1,687,377 shares were outstanding, but were not included in the year-to-date calculation of diluted EPS because their inclusion would have been antidilutive. Options and warrants to purchase 1,194,848 shares of common stock were outstanding at June 30, 1999, but were not included in the calculation of diluted EPS because their inclusion would have been antidilutive.

                                 FIBERSTARS, INC.

2.  INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (IN THOUSANDS):

                                                          June 30,              December 31,
                                                            2000                    1999
                                                          --------                --------
                                                         (unaudited)
Raw materials                                               $4,073                  $2,736
Finished Goods                                               1,604                   1,533
                                                          --------                --------
                                                            $5,677                  $4,269
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

4.  SIGNIFICANT EQUITY TRANSACTIONS

Warrants valued at $2,550,000 and $172,000 were issued as part of the Company's acquisition of Unison Fiber Optic Systems, LLC and Lightly Expressed Ltd. respectively. In addition, shares valued at $775,000 were issued as part of the Company's acquisition of Lightly Expressed Ltd.(see Note 6).

5.  SEGMENTS AND GEOGRAPHIC SALES

The Company operates in a single industry segment that manufactures, markets and sells fiber optic lighting products. The Company markets its products for worldwide distribution primarily through independent sales representatives, distributors and swimming pool builders in North America, Europe and the Far East.

A summary of geographic sales is as follows (in thousands):

                                                               Six Months Ended June 30,
                                                             2000                    1999
                                                           --------                -------
                                                         (unaudited)             (unaudited)
U.S. Domestic                                               $13,175                $10,895
U.S. Export                                                   1,994                  1,445
European subsidiaries                                         3,448                  3,687
                                                           --------                -------
                                                            $18,617                $16,027
                                                           ========                =======

                                 FIBERSTARS, INC.

6.  ACQUISITIONS

In the 1st quarter of 2000 the Company acquired the selected assets of Unison Fiber Optic Systems, LLC, and in the 2nd quarter of 2000 the Company acquired Lightly Expressed, Ltd. Both acquisitions were accounted for as a purchase.

The following table presents the unaudited pro forma results for the 1st half assuming the company had acquired Unison and Lightly Expressed at the beginning of 1999 and 2000 respectively. Net income and diluted earnings per share amounts have been adjusted to include goodwill amortization of $94,200 for the six months ended June 30, 1999 and 2000. This information may not necessarily be indicative of the future combined results of the Company.

                                                             Six Months Ended June 30,
                                                            2000                      1999
                                                   ---------------------      --------------------
             Revenues                                  $    18,817                $    16,757
             Net income                                       (220)                    (2,239)
             Diluted earnings per share                $     (0.05)               $     (0.56)
             Basic earnings per share                  $     (0.05)               $     (0.55)

                                 FIBERSTARS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion should be read in conjunction with the attached financial statements and notes thereto.

RESULTS OF OPERATIONS

Net sales increased 11% to $9,834,000 for the quarter ended June 30, 2000. The increase was a result of growth in the pool product sales, along with an increase in sales in certain markets in the commercial lighting product area, partially offset by a significant drop in sales to one commercial lighting customer. Net sales for the six months ended June 30, 2000 were $18,617,000, a 16% increase over net sales of $16,027,000 for the same period in the prior year. Sales increased largely due to higher sales in the pool lighting market.

Gross profit increased to $4,003,000 in the 2nd quarter of 2000, a 7% increase over the same period in the prior year. The gross profit margin was 41% for the quarter, a percentage point decrease from the 42% gross margin achieved in the 2nd quarter of 1999. The decrease in gross margin was primarily a result of higher operations overhead costs as a percentage of net sales. Gross profit was $7,696,000 year-to-date as of June 30, 2000, a 15% increase over the $6,715,000 gross profit achieved for the same period in the prior year. The gross profit margin was 41% year-to-date for this period in 2000 versus 42% for the same period in 1999. The 1% point decline in gross profit margin year-to-date was also a result of higher operations overhead as a percentage of sales.

Research and development expenses were $418,000 in the 2nd quarter of 2000, a 29% increase over the 2nd quarter of 1999 due to increased costs for personnel and material for building prototypes. As a percentage of net sales, research and development expenses were 4% for the 2nd quarter of 2000 versus 4% in the 2nd quarter of the same period for the prior year. Year-to-date, reseach and development expenses were $844,000 in the first two quarters of 2000 as compared to $653,000 in the prior year, a 29% increase. The additional research and development expenses were due to additional personnel and related expenses for new commercial lighting and pool products for the case lighting, down lighting and spa markets.

Sales and marketing expenses were $2,324,000 in the 2nd quarter of 2000 as compared to $2,101,000 for the same period in 1999, an increase of 11%. The increase was primarily due to additional personnel and marketing expenses associated with the Company's acquisitions of Unison Fiber Optic Lighting Systems, LLC ("Unison") and Lightly Expressed Ltd. combined with higher expenses in Europe. Sales and marketing expenses were 24% of sales in the 2nd quarter of 2000 compared to 24% for the same quarter in 1999. Sales and Marketing expenses were $4,533,000 year-to-date as of June 30, 2000 as compared to $3,959,000 for the same period in 1999, a 14% increase. The increase was primarily the result of additional spending by the companies acquired in 2000 along with higher spending on personnel and marketing material in the pool and commercial lighting groups.

General and administrative costs were $816,000 in the 2nd quarter of 2000, an increase of 34% over costs in the 2nd quarter of 1999. This increase over the 2nd quarter of 1999 was largely a result of additional personnel, legal and accounting fees along with additional amortization from companies acquired in 2000. General and administrative costs were 8% of net sales in the quarter ended June 30, 2000 versus 7% for the same quarter in 1999. Year-to-date, general and administrative costs were $1,511,000 in 2000 versus $1,152,000 for the same period in 1999, an increase of 31%. The year-to-date increase is also a result of additional personnel costs, additional amortization expenses and higher miscellaneous expenses.

An additional expense of $938,000 attributable to the write-off of in-process technology acquired was incurred in the first half of 2000 in connection with the Unison transaction as compared to no such expense in the first half of 1999. This expense is for the write-off of Unison acquisition costs which are directly associated with the

                                 FIBERSTARS, INC.

valuation of products which were still under development at the time of the acquisition and for which marketabilty is not yet proven.

Other income and expense includes income from joint ventures and interest income and expense. Net interest expense was $46,000 in the 2nd quarter of 2000 compared to net interest income of $1,000 in 1999. The decrease in other income and expense was due primarily to a use of cash in the 2nd quarter 2000 to fund additional accounts receivable, largely with the Company's pool lighting distributors, as well as to fund higher inventories in anticipation of the 2nd and 3rd quarter shipments. This use of cash resulted in the utilization of the Company's bank line of credit through most of the 2nd quarter, whereas the line of credit was not used for most of the 2nd quarter of 1999. As a result of this, interest expense in the 2nd quarter of 2000 exceeded that for the same period in 1999. Similarly, year-to-date, net interest expense was $61,000 for 2000 compared to net interest income of $5,000 for the same period in 1999, due to the greater utilization of the bank line of credit in 2000 as compared to 1999.

The income tax rate in the 2nd quarter 2000 was 36% compared to 37% for the same period in 1999. The tax rate is lower than historical rates for the Company due to the recognition of certain tax benefits accumulated over prior years.

The Company recorded net income of $255,000 in the 2nd quarter of 2000 as compared to a higher net income of $437,000 in the 2nd quarter of 1999, substantially as a result of sales and gross profit increase being less than the overall increase in operating expenses. Year to date, the company experienced a loss of $123,000 in 2000 versus net income of $597,000 for the same period in 1999, largely due to the one-time write-off expense referenced above partially offset by additional gross profit from the increase in sales year-to-date in 2000 over the same period in 1999. Excluding the one-time write-off, the Company would have recorded net income of $478,000 year-to-date, a 20% decrease over 1999.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, cash and cash equivalents when combined with short-term investments were $2,002,000 as compared to $1,904,000 at December 31, 1999.

During the first six months of 2000 there was a net loss of $123,000 compared to a $597,000 contribution to cash from net income for the same period in 1999. After adjusting for depreciation, amortization and the write-off of in-process technology acquired, there was $1,505,000 in cash contributed from operating activities in the six month period ended June 30, 2000 as compared to a total contribution from operating activities of $1,025,000 for the same period in 1999. However, after accounting for cash utilized to fund working capital there was a utilization of $1,628,000 in cash for operating activities in 2000 compared to a utilization of $751,000 in the first six months of 1999. The additional cash used in 2000 was for funding additions to fiber inventories to be utilized in the 2nd half of 2000 as well as for the purchase of inventories as part of the Unison transaction.

There was a net contribution of $500,000 in cash in the first six months of 2000 from financing activities, primarily from the sale of common stock associated with the exercise of stock options. This compares to a net use of cash of $22,000 from financing activities for the first six months of 1999.

As a result of the cash utililized by operating activities and the cash contributed by financing activities there was a net contribution of cash in the first six months of 2000 of $98,000 which resulted in an ending cash balance of $2,002,000. This compares to a net contribution of $467,000 in cash for the same period in 1999, resulting in an ending cash balance of $1,757,000 for that period.

The Company has a $2.5 million unsecured line of credit for working capital purposes and a term loan commitment of $500,000 for equipment purchases. These are renewed on an annual basis, with the most recent

                                 FIBERSTARS, INC.

renewal in August 1999. A subsequent renewal is anticipated in August, 2000. As of June 30, 2000 the Company had no borrowings outstanding against its line of credit.

The Company also had a total borrowing of $563,000 against a credit facility held by its German subsidiary. This borrowing is primarily for the purpose of financing the building of new offices owned by the Company in Berching, Germany.

The Company believes that existing cash balances, together with the Company's bank lines of credit and funds that may be generated from operations, will be sufficient to finance the Company's currently anticipated working capital requirements and capital expenditure requirements for at least the next twelve months.

OTHER FACTORS

This Report on Form 10-Q contains forward-looking statements. Such statements generally concern future operating results, capital expenditures, product development and enhancements, liquidity and strategy. Specific forward-looking statements in this report include, without limitation, statements regarding improvements in the Company's cash position. We may not update these forward-looking statements, and the occurrence of the events predicted in these statements is subject to a number of risks and uncertainties, including those discussed in this report. These risks and uncertainties could cause our actual results to differ materially from the results predicted in our forward-looking statements. You are encouraged to consider all the information in this report along with our other periodic reports on file with the SEC, prior to investing in our stock.

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

Competition is increasing in a number of our markets. A number of companies offer directly competitive products, including fiber optic lighting products for downlighting, display case and water lighting, and neon and other lighted signs. Our competitors include some very large and well established companies such as Philips, Schott, 3M, Bridgestone, Mitsubishi, and Osram/Siemens. All of these companies have substantially greater financial, technical and marketing resources than we do. We anticipate that any future growth in fiber optic lighting will be accompanied by continuing increases in competition, which could accelerate growth in the market

                                 FIBERSTARS, INC.

for fiber optic lighting, but which could also adversely affect our operating results to the extent we do not compete effectively.

We believe the success of our business depends primarily on our continued technical innovation, marketing abilities and responsiveness to customer requirements, rather than on patents, trade secrets, trademarks, copyrights and other intellectual property rights. Nevertheless we have a policy of seeking to protect our intellectual property through, among other things the prosecution of patents with respect to certain of our technologies. There are many issued patents and pending patent applications in the field of fiber optic technology, and certain of our competitors hold and have applied for patents related to fiber optic lighting. Although to date we have not been involved in litigation challenging our intellectual property rights or asserting intellectual property rights of others, we have in the past received communications from third parties asserting rights in our patents or that our technology infringes intellectual property rights held by such third parties. Based on information currently available to us we do not believe that any such claims involving our technology or patents are meritorious. However, we may be required to engage in litigation to protect our patent rights or to defend against the claims of others. In the event of litigation to determine the validity of any third party claims or claims by us against such third party, such litigation, whether or not determined in our favor, could result in significant expense.

Our business is subject to additional risks that could materially and adversely affect our future business, including:

    - manufacturing risks, including the risks of shortages in materials or components necessary to our manufacturing and assembly operations, and the risks of increases in the prices of raw materials and components;

    - sales and distribution risks, such as risks of changes in product mix or distribution channels that result in lower margins;

    -   risks of the loss of a significant distributor or sales representative;

    -   risks of the loss of a significant customer or swimming pool builder;

    - risks of the effects of volume discounts that we grant from time to time to our larger customers, including reduced profit margins;

    - risks of product returns and exchanges; in the past we have experienced defective lamps in certain of our products. We cannot assure you we will not experience similar component problems in the future that could also require increased warranty and manufacturing costs;

    - risks associated with product development and introduction problems, such as increased research, development and marketing expenses associated with new product introductions;

    - risks associated with delays in the introduction of new products and technologies, including lost sales and loss of market share; and

    - risks associated with or arising from companies acquired by the Company.

                            PART II - OTHER INFORMATION


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K


         (a)      The following exhibits have been filed with this Report:

                  Exhibit 2.1 - Agreement and Plan of Reorganization between Fiberstars, Inc. and Lightly Expressed, Ltd.

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

                                               FIBERSTARS, INC.

Date: August 14, 2000                 By:      /s/  Robert A. Connors
                                           -------------------------------
                                           Robert A.Connors
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)

                                 INDEX TO EXHIBITS

Exhibit                                                                        Page
Number                                                                        Number
-------                                                                       ------

2.1       Agreement and Plan of Reorganization between Fiberstars, Inc.
            and Lightly Expressed, Ltd.

27        Financial Data Schedule
