Form 10-Q
period 2000-09-30
FIBERSTARS INC /CA/
filed 2000-11-14
CIK 924168

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the quarterly period ended SEPTEMBER 30, 2000

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

                                  Yes X   No
                                     ----   ----

Number of shares of Common Stock outstanding as of September 30, 2000: 4,267,209

                         Index to Exhibits is at page 15

                                FIBERSTARS, INC.

                                TABLE OF CONTENTS



                                                                                              Page
                                                                                              ----

                         PART I - FINANCIAL INFORMATION

Item 1         Financial Statements:

               a.   Consolidated Balance Sheets
                    September 30, 2000 and December 31, 1999....................................3

               b.   Consolidated Statements of Operations
                    Three and nine months ended September 30, 2000 and 1999.....................4

               c.   Consolidated Statements of Comprehensive Operations
                    Three and nine months ended September 30, 2000 and 1999.....................5

               d.   Consolidated Statements of Cash Flows
                    Nine months ended September 30, 2000 and 1999...............................6

               e.   Notes to Consolidated Financial Statements................................7-9

Item 2         Management's Discussion and Analysis of Results of Operations and Financial
                     Condition  ............................................................10-13



                           PART II - OTHER INFORMATION


Item 6         Exhibits and Reports on Form 8-K................................................14

               Signatures......................................................................14



                                    EXHIBITS

               Index to Exhibits...............................................................15

                                FIBERSTARS, INC.
                         PART I. FINANCIAL INFORMATION

Item 1.       FINANCIAL STATEMENTS


                                FIBERSTARS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)


                                                          September 30,            December 31,
                                                               2000                    1999
                                                          ---------------         ---------------
                                                           (unaudited)
ASSETS
Current assets:
      Cash and cash equivalents                         $          2,517       $           1,904
      Accounts receivable trade, net                               5,565                   6,533
      Notes and other accounts receivables                           109                     250
      Inventories, net                                             5,686                   4,269
      Prepaids and other current assets                              665                     428
      Deferred income taxes                                          662                     662
                                                        -----------------      ------------------
           Total current assets                                   15,204                  14,046

Fixed assets, net                                                  2,643                   2,242
Goodwill, net                                                      5,263                   3,800
Other assets                                                         199                     218
Deferred income taxes                                                326                      86
                                                        -----------------         ---------------
           Total assets                                 $         23,635       $          20,392
                                                        =================      ==================


LIABILITIES
Current Liabilities:
      Accounts payable                                  $          2,724       $           2,572
      Accrued expenses                                             1,849                   2,518
      Current portion of long-term debt                                8                       8
                                                        -----------------      ------------------
           Total current liabilities                               4,581                   5,098
Long-term debt, less current portion                                 463                     626
                                                        -----------------      ------------------
           Total liabilities                                       5,044                   5,724
                                                        -----------------      ------------------


SHAREHOLDERS' EQUITY
Common stock                                                           1                       0
Value of warrants outstanding                                      2,722                       0
Additional paid-in capital                                        15,476                  13,973
Note receivable from shareholder                                     (75)                    (75)
Cumulative translation adjustments                                  (343)                   (153)
Retained earnings                                                    810                     923
                                                        -----------------      ------------------
           Total shareholders' equity                             18,591                  14,668
                                                        -----------------      ------------------
           Total liabilities and shareholders' equity   $         23,635       $          20,392


                     The accompanying notes are an integral
                       part of these financial statements

                                FIBERSTARS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  (unaudited)


                                                          Three Months Ended September 30,           Nine Months Ended September 30,
                                                             2000                 1999               2000                 1999
                                                      ----------------    ----------------    ----------------    ----------------

Net sales                                             $         8,249     $         8,056     $        26,866     $        24,083
Cost of sales                                                   4,955               4,657              15,877              13,969
                                                      ----------------    ----------------    ----------------    ----------------
           Gross profit                                         3,294               3,399              10,989              10,114
                                                      ----------------    ----------------    ----------------    ----------------

Operating expenses:
      Research and development                                    413                 368               1,258               1,021
      Sales and marketing                                       2,125               1,874               6,658               5,833
      General and administrative                                  740                 666               2,250               1,818
      Write-off in-process technology acquired                      0                   0                 938                   0
                                                      ----------------    ----------------    ----------------    ----------------
           Total operating expenses                             3,278               2,908              11,104               8,672
                                                      ----------------    ----------------    ----------------    ----------------
                Income (loss) from operations                      16                 491                (115)              1,442

Other income (loss):
      Equity in joint venture's income (loss)                       4                   0                   4                 (15)
      Interest income (expense), net                              (11)                  8                 (71)                 13
                                                      ----------------    ----------------    ----------------    ----------------
           Income (loss) before income taxes                        9                 499                (182)              1,440
Benefit from (provision for) income taxes                           0                (180)                 69                (524)
                                                      ----------------    ----------------    ----------------    ----------------
           Net income (loss)                          $             9     $           319     $          (113)    $           916
                                                      ================    ================    ================    ================

Net income (loss) per share - basic                   $          0.00     $          0.08     $         (0.03)    $          0.23
                                                      ================    ================    ================    ================
Shares used in per share calculation - basic                    4,682               3,987               4,520               3,984
                                                      ================    ================    ================    ================

Net income (loss) per share - diluted                 $          0.00     $          0.08     $         (0.03)    $          0.23
                                                      ================    ================    ================    ================
Shares used in per share calculation - diluted                  5,336               4,112               4,520               4,064
                                                      ================    ================    ================    ================


                     The accompanying notes are an integral
                       part of these financial statements

                               FIBERSTARTS, INC.
              CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)



                                                         Three Months Ended September 30,           Nine Months Ended September 30,
                                                             2000                 1999                  2000               1999
                                                          ------------         ------------           ---------         -----------

Net income (loss)                                       $           9        $         319          $     (113)       $        916

Other comprehensive loss, net of tax:
      Foreign currency translation adjustments                   (155)                  12                (544)                (46)
      Income tax benefit                                           61                                      201
                                                        --------------       --------------         -----------       -------------
           Comprehensive income (loss)                  $         (85)       $         331          $     (456)       $        870
                                                        ==============       ==============         ===========       =============

                     The accompanying notes are an integral
                       part of these financial statements

                                                      FIBERSTARS INC.
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (AMOUNTS IN THOUSANDS)
                                                        (unaudited)


                                                                                       Nine Months Ended September 30,
                                                                                      2000                         1999
                                                                                 ---------------               --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                                        $           (113)             $           916
                                                                               -----------------             ----------------
      Adjustments to reconcile net income (loss) to net cash provided by operating activities:
                Depreciation and amortization                                             1,093                          622
                Write-off in-process technology acquired                                    938                            0
                Provision for doubtful accounts receivable                                   76                           56
                Deferred income taxes                                                      (244)                         344
                Equity in joint ventures' loss (income)                                      (4)                          15
                Changes in assets & liabilities:
                        Accounts receivable                                                 792                          108
                        Notes and other receivable                                           66                          (50)
                        Inventories                                                      (1,415)                         162
                        Prepaid expenses and other current assets                          (237)                         (89)
                        Other assets                                                       (172)                         393
                        Accounts payable                                                    134                         (246)
                        Accrued expenses                                                   (504)                        (113)
                                                                               -----------------             ----------------
                                Total adjustments                                           523                        1,202
                                                                               -----------------             ----------------
                Net cash provided by operating activities                                   410                        2,118
                                                                               -----------------             ----------------


Cash flows from investing activities:
      Repayment of loan made to officers                                                     74                            0
      Cash received against loans made under notes receivable                                 0                          620
      Acquisition of fixed assets                                                          (458)                        (954)
                                                                               -----------------             ----------------
                Net cash used in investing activities                                      (384)                        (334)
                                                                               -----------------             ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Cash proceeds from sale of common stock                                               729                           27
      Proceeds from drawn on line of credit                                               1,500                            0
      Repayment of drawn on line of credit                                               (1,500)                           0
      Repayment of long-term debt                                                           (94)                         (57)
                                                                               -----------------             ----------------
                Net cash provided by (used in) financing activities                         635                          (30)
                                                                               -----------------             ----------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                     (48)                          52
                                                                               -----------------             ----------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                   613                        1,806
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            1,904                        1,290
                                                                               -----------------             ----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $          2,517              $         3,096
                                                                               =================             ================

NON-CASH INVESTING ACTIVITIES:
      Fair value of assets acquired                                            $          3,497              $             0
      Common stock and warrants for capital stock issued                                 (3,497)                           0
                                                                               =================             ================

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

In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

                                               THREE MONTHS ENDED SEPTEMBER 30,            NINE MONTHS ENDED SEPTEMBER 30,
                                               ----------------------------------          -------------------------------
                                                  2000               1999                       2000               1999
                                                  ----               ----                       ----               ----

Numerator - Basic and diluted EPS
     Net income (loss)                           $       9           $    319             $    (113)          $    916
Denominator - Basic EPS
     Weighted average shares outstanding             4,682              3,987                 4,520              3,984
                                                 ---------           --------             ---------           --------
Basic earnings (loss) per share                  $    0.00           $   0.08             $   (0.03)          $   0.23
                                                 =========           ========             =========           ========
Denominator - Diluted EPS
     Denominator - Basic EPS                         4,682              3,987                 4,520              3,984

     Effect of dilutive securities:
         Stock options                                 654                125                     -                 80
                                                 ---------           --------             ---------           --------

                                                     5,336              4,112                 4,520              4,064
                                                 ---------           --------             ---------           --------
Diluted earnings (loss) per share...             $    0.05           $   0.08             $   (0.03)          $   0.23
                                                 =========           ========             =========          =========



At September 30, 2000, options to purchase 1,718,459 shares were outstanding, but were not included in the year-to-date calculation of diluted EPS because their inclusion would have been antidilutive. Options to purchase 1,053,802 shares of common stock were outstanding at September 30, 1999, but were not included in the calculation of diluted EPS because their inclusion would have been antidilutive.

                                 FIBERSTARS, INC.

2. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (IN THOUSANDS):

                                                        September 30,           December 31,
                                                        ------------            ------------
                                                            2000                    1999
                                                            ----                    ----
                                                         (unaudited)

Raw materials                                            $   3,522               $   2,736
Finished Goods                                               2,164                   1,533
                                                          --------                --------
                                                         $   5,686               $   4,269
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

A summary of geographic sales is as follows (in thousands):

                                                           Nine months ended September 30,
                                                           -------------------------------
                                                              2000               1999
                                                              ----               ----
                                                          (unaudited)        (unaudited)

U.S. Domestic                                              $  18,435          $  16,817
U.S. Export                                                    3,365              1,726
European subsidiaries                                          5,066              5,540
                                                           ---------          ----------
                                                           $  26,866          $  24,083
                                                           =========          =========

                                FIBERSTARS, INC.


6.        ACQUISITIONS

          In the 1st quarter of 2000 the Company acquired the selected assets of Unison Fiber Optic Systems, LLC, and in the 2nd quarter of 2000 the Company acquired Lightly Expressed, Ltd. Both acquisitions were accounted for as a purchase.

          The following table presents the unaudited pro forma results for the nine months assuming the company had acquired Unison and Lightly Expressed at the beginning of 1999 and 2000 respectively. Net income and diluted earnings per share amounts have been adjusted to include goodwill amortization of $141,300 for the nine months ended September 30, 1999 and 2000. This information may not necessarily be indicative of the future combined results of the Company.

                                                                        Nine months Ended September 30,
                                                                       2000                      1999
                                                              ---------------------      --------------------
             Revenues                                              $  27,066                    $  25,310
             Net income                                                 (210)                      (2,456)
             Diluted earnings per share                            $   (0.05)                   $   (0.62)
             Basic earnings per share                              $   (0.05)                   $   (0.62)

                                FIBERSTARS, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion should be read in conjunction with the attached financial statements and notes thereto.

RESULTS OF OPERATIONS

Net sales increased 2% to $8,249,000 for the quarter ended September 30, 2000. The increase was a result of growth in commercial lighting sales, offset by a decrease in in-ground pool lighting sales, along with a significant drop in sales to one commercial lighting customer. Net sales for the nine months ended September 30, 2000 were $26,866,000, a 12% increase over net sales of $24,083,000 for the same period in the prior year. Sales increased largely due to higher sales in the pool lighting market.

Gross profit was $3,294,000 in the 3rd quarter of 2000, a 3% decrease over the same period in the prior year. The gross profit margin was 40% for the quarter, a two percentage point decrease from the 42% gross margin achieved in the 3rd quarter of 1999. The decrease in gross margin was primarily a result of higher operations overhead costs as a percentage of net sales. Gross profit was $10,989,000 year-to-date as of September 30, 2000, a 9% increase over the $10,114,000 gross profit achieved for the same period in the prior year. The gross profit margin was 41% year-to-date in 2000 versus 42% for the same period in 1999. The 1% point decline in gross profit margin year-to-date was a result of higher manufacturing overhead as a percentage of sales.

Research and development expenses were $413,000 in the 3rd quarter of 2000, a 12% increase over the 3rd quarter of 1999 due principally to increased costs for personnel and material for building prototypes. As a percentage of net sales, research and development expenses were 5% for the 3rd quarter of 2000 versus 5% in the 3rd quarter of the prior year. Research and development expenses were $1,258,000 in the first three quarters of 2000 as compared to $1,021,000 for the first three quarters in the prior year, a 23% increase. The additional research and development expenses were due to additional personnel and related expenses for new commercial lighting and pool products for the case lighting, down lighting and spa markets to be introduced in 2001.

Sales and marketing expenses were $2,125,000 in the 3rd quarter of 2000 as compared to $1,874,000 for the same period in 1999, an increase of 13%. The increase was primarily due to additional personnel and marketing expenses associated with the Company's acquisitions of Unison Fiber Optic Lighting Systems, LLC ("Unison") and Lightly Expressed Ltd. combined with higher expenses in marketing for pool lighting sales. Sales and marketing expenses were 26% of sales in the 3rd quarter of 2000 compared to 23% for the same quarter in 1999. Sales and Marketing expenses were $6,658,000 year-to-date as of September 30, 2000 as compared to $5,833,000 for the same period in 1999, a 14% increase. The increase was primarily the result of additional spending by the companies acquired in 2000 along with higher spending on personnel and marketing material in the pool and commercial lighting groups.

General and administrative costs were $740,000 in the 3rd quarter of 2000, an increase of 11% over such costs in the 3rd quarter of 1999. This increase was largely a result of additional personnel, legal and accounting fees along with additional amortization from companies acquired in 2000. General and administrative costs were 9% of net sales in the quarter ended September 30, 2000 versus 8% for the same quarter in 1999. Year-to-date, general and administrative costs were $2,250,000 in 2000 versus $1,818,000 for the same period in 1999, an increase of 24%. The year-to-date increase is also a result of additional personnel costs, additional amortization expenses and higher miscellaneous expenses.

An additional expense of $938,000 attributable to the write-off of in-process technology acquired was incurred in the year-to-date expenses of 2000 in connection with the Unison transaction as compared to no such expense in the same period of 1999. This expense is for the write-off of the Unison acquisition costs which are directly

                                FIBERSTARS, INC.

associated with the valuation of products which were still under development at the time of the acquisition and for which marketability is not yet proven.

Other income and expense includes income from joint ventures and interest income and expense. Net interest expense was $11,000 in the 3rd quarter of 2000 compared to net interest income of $8,000 in 1999. The decrease in other income and expense was due primarily to higher interest expense for overseas operations in the 3rd quarter of 2000. Year-to-date, net interest expense was $71,000 for 2000 compared to net interest income of $13,000 for the same period in 1999, with the increase due primarily to a greater utilization of the bank line of credit in 2000 as compared to 1999.

There was no income tax expense in the 3rd quarter 2000.

The Company recorded net income of $9,000 in the 3rd quarter of 2000 as compared to a higher net income of $319,000 in the 3rd quarter of 1999, substantially as a result of the sales increase being less than the overall increase in operating expenses and a decrease in profit margin. Year to date, the company experienced a loss of $113,000 in 2000 versus net income of $916,000 for the same period in 1999, largely due to higher expenses in 2000 from sales and marketing and from the one time write-off of in-process technology acquired, partially offset by additional gross profit from the increase in sales year-to-date in 2000 over the same period in 1999. Excluding the one-time write-off, the Company would have recorded net income of $488,000 year-to-date, a 47% decrease over 1999.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, cash and cash equivalents when combined with short-term investments were $2,517,000 as compared to $1,904,000 at December 31, 1999.

During the first nine months of 2000 there was a net loss of $113,000 compared to a $916,000 contribution to cash from net income for the same period in 1999. After adjusting for depreciation, amortization and the write-off of in-process technology acquired, there was $1,918,000 in cash contributed from the nine month period ended September 30, 2000 as compared to a total contribution for the same period in 1999 of $1,538,000. However, after accounting for cash utilized to fund working capital there was a contribution of $410,000 in cash for operating activities in 2000 compared to a contribution of $2,118,000 in the first nine months of 1999. The additional cash used in 2000 was for funding additions to fiber inventories which are being utilized in the 2nd half of 2000 as well as for the purchase of inventories as part of the Unison transaction.

There was a net contribution of $635,000 in cash in the first nine months of 2000 from financing activities, primarily from the sale of common stock associated with the exercise of stock options. This compares to a net use of cash of $30,000 from financing activities for the first nine months of 1999.

As a result of the cash utililized by operating activities and the cash contributed by financing activities there was a net contribution of cash in the first nine months of 2000 of $613,000 which resulted in an ending cash balance of $2,517,000. This compares to a net contribution of $1,806,000 in cash for the same period in 1999, resulting in an ending cash balance of $3,096,000 for that period.

The Company has a $5.0 million unsecured line of credit for working capital purposes and a term loan commitment of $500,000 for equipment purchases. These are renewed on an annual basis, with the most recent renewal September 1, 2000. As of September 30, 2000 the Company had no borrowings outstanding against its line of credit.

                                FIBERSTARS, INC.

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

                                FIBERSTARS, INC.

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

                                     Page 19
                           PART II - OTHER INFORMATION


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K


          (a)       The following exhibits have been filed with this Report:


                    Exhibit 10.30 - Extension - Term Commitment Note of the Registrant dated as of September 1, 2000, to Wells Fargo Bank.

                    Exhibit 10.31 - Extension - Revolving Line of Credit Note of the Registrant dated as of September 1, 2000, to Wells Fargo Bank.

                    Exhibit 10.32 - Extension - Loan Agreement of the Registrant dated as of September 1, 2000 to Wells Fargo Bank.

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

                                                     FIBERSTARS, INC.

Date: August 14, 2000                       By:      /s/  Robert A. Connors
                                                 -------------------------------
                                                        Robert A. Connors
                                                        Chief Financial Officer

                                    (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS



Exhibit                                                                                    Page
Number                                                                                     Number
-------                                                                                    ------

10.30     Extension - Term Commitment Note of the Registrant dated as of
          September 1, 2000, to Wells Fargo Bank.

10.31 Extension - Revolving Line of Credit Note of the Registrant dated as of September 1, 2000, to Wells Fargo Bank.

10.32     Extension - Loan Agreement of the Registrant dated as of
          September 1, 2000, to Wells Fargo Bank.

27        Financial Data Schedule