Form 10-K405
period 2000-12-31
FIBERSTARS INC /CA/
filed 2001-04-02
CIK 924168

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-24230

FIBERSTARS, INC.
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	94-3021850 (I.R.S. Employer Identification No.)

44259 Nobel Drive, Fremont, CA 94538
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (510) 490-0719

Securities registered under section 12(b) of the Exchange Act:	None
Securities registered under Section 12(g) of the Exchange Act:	Title of Each Class Common Stock $0.0001 par value	Name of each exchange on which registered Nasdaq National Market

   Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. /x/

   The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $12,209,895 as of March 20, 2001 based upon the last trading price of the Common Stock of registrant on the Nasdaq National Market as of that date. This calculation does not reflect a determination that any person is an affiliate of the registrant for any other purpose.

   As of March 20, 2001, there were 4,298,902 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

   Part III of this Report on Form 10-K incorporates information by reference from registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for registrant's 2001 Annual Meeting of Shareholders to be held May 23, 2001.

    When used in this Report, the words "expects," "anticipates," "estimates," "plans," and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements as to the Company's future operating results, capital expenditures, product development and enhancements, liquidity and strategy, development and marketing of new products, relationships with customers and distributors, relationships with suppliers and ability to obtain components, as well as our remarks concerning our ability to compete in the fiber optic lighting market, the evolution of the fiber optic lighting market, the future size of the fiber optic lighting market, our expectations concerning the future performance of our recently completed acquisitions, the rate of adoption of fiber optic lighting in Europe and in the United States, trends in the price and performance of fiber optic lighting products, the future performance of our lighting products, our relationship with Advanced Lighting Technology, Inc. ("ADLT") and future technologies expected to result from our relationship with ADLT. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as our ability to retain and obtain customer and distributor relationships, the cost of accessing or acquiring technologies or intellectual property, risks relating to developing and marketing new products, manufacturing difficulties, possible delays in the release of products, our ability to obtain components at reasonable prices, the impact of technological advances and competitive products, our ability to attract and retain qualified employees; and the risks set forth below under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Results" and in the Company's other periodic filings with the Securities and Exchange Commission (the "SEC"). These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

    Fiberstars®, BritePak®, MaxCore™, Deckstars™, Fiberstars EFO™ and High Performance Downlights™ are our registered trademarks. We also refer to trademarks of other corporations and organizations in this document.

PART I

Item 1. Description of Business

Overview

    Fiberstars, Inc. ("Fiberstars" or the "Company"), incorporated in California in 1985, develops and markets fiber optic lighting systems which are used in a variety of commercial and residential applications. The Company pioneered the use of fiber optic technology in lighting. By continuing to improve the price and performance of its products and by expanding its marketing efforts, Fiberstars has become the world's leading supplier in this emerging market.

    The Company's products often have advantages over conventional lighting in areas of efficiency, safety, maintenance and beauty, and thus can be used in place of conventional lighting in a number of applications. By delivering special lighting effects which conventional lighting often cannot match, fiber optic lighting systems are especially attractive for a wide range of decorative applications, such as the lighting of swimming pools and spas, signage, "neon" decoration, landscaping, and other areas of use within the commercial and residential markets.

    The Company designs, develops and manufactures its fiber optic lighting systems and distributes its products worldwide, primarily through independent sales representatives, distributors and swimming pool builders.

Products

    Fiberstars' lighting systems combine three types of products—illuminators, fiber tubing, and fixtures—in configurations which meet the needs of specific markets. The electrically powered illuminators generate and focus light into the ends of optical fiber. Fiber tubing products connect to the illuminators and are designed to emit light either at the end of the tube as a spot source of light, or along the length of the tube, similar in effect to neon lighting. The systems can also include fixtures and other accessories designed for specific applications.

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

    New products shipped in 2000 include the FS 1/2, a low cost spa and jetted tub lighting system; "Sarah", an inexpensive lighting system for above ground pools; and the FS 11, FS 12 and FS 13, which are systems designed for display cases.

    Fiberstars made additional Illuminator technology advances in 2000 which we intend to begin utilizing in certain illuminator products in 2001, including the development of the model 701 illuminator for the neon alternative market. Additionally, several products are emerging from the new fiber and optics technology acquired from Unison Fiber Optic Lighting Systems, LLC ("Unison"). The Company expects to market this new technology under the name Fiberstars EFO™.

Fiber Tubing

    Our fiber tubing products are manufactured in various lengths and diameters to meet the requirements of each particular market and application. Fiberstars' patented BritePak® products can maintain reasonably consistent brightness for side-lit fiber runs up to 100 feet in length. For end-lit applications, several spotlights are typically connected to a single illuminator and are placed within fifty feet from the illuminator.

    In the fourth quarter, Fiberstars began selling MaxCore™ solid core fiber developed from Rohm and Haas patents acquired from Unison. MaxCore™delivers a significant improvement in brightness and flexibility over Fiberstars' initial solid core offering. (see "Research and Product Development" in this section).

Fixtures and Accessories

    Certain fixtures and accessories are designed by Fiberstars for the Company's product lines. Other fixtures are supplied by third parties. The Company's Commercial Lighting Division produces a broad assortment of ceiling and landscape fixtures from which lighting designers may choose, including the Company's High Performance Downlights™ which are targeted at the downlight market.

    Fiberstars also produces a patented lighted paver, a fixture which can be imbedded in flooring or pavings. This product won an award as one of the most innovative prducts at the 1999 Light Fair International trade show. The product also has application in the pool market and to that end is released in that market as Deckstars™. The Company also markets Light Emitting Diode (LED) pavers in Europe.

    As part of its acquisition of Lightly Expressed, Ltd. ("Lightly Expressed") in May, 2000 Fiberstars acquired a process for the manufacture of a series of lightbars used for lighting display cases which it has added to its product offerings.

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

    Additionally, a series of residential landscape lighting products is being test marketed on a limited basis through retail distribution channels. These products were not a material portion of the Company's business in 2000 and are not expected to be material in 2001.

Sales, Marketing and Distribution

  Commercial Lighting Products

    In the commercial lighting market, the Company's marketing efforts are directed at creating specifications for Fiberstars' systems in plans developed by architects, professional lighting designers and building owners. The Company reaches these professionals through approximately 60 independent lighting representative organizations throughout the United States, approximately 20 of which account for a substantial majority of the Company's commercial lighting product sales. The independent lighting representatives assist in the specification process, directing orders to electrical equipment distributors, who, in turn, typically purchase products from Fiberstars. Domestic distributors of commercial lighting products typically do not engage in marketing efforts or stock any inventory of the Company's products. The Company's arrangements with its independent representatives do not prohibit the handling of conventional lighting products, including products that may be competitive with those of the Company, although such representatives typically do not handle competing fiber optic lighting products. Sonic Corporation, the Company's largest commercial lighting customer, accounted for 2% of the Company's net sales in 2000 and 7% of the Company's net sales in 1999. As of the end of 2000, the Company is nearing the completion of the remodel program for Sonic's stores. As a result, the Company expects that sales to Sonic will remain at a level consistent with that of supplying new Sonic stores as they come on line each year along with providing maintenance on lighting systems installed in Sonic stores in prior years.

    Internationally, the Company's products are sold in Europe through two subsidiaries, Crescent Lighting Ltd. in the UK and Lichberatung Mann (LBM) in Germany. Together, these two companies oversee the sales operations in Europe which include sub-distributors and sales representatives.

    Outside of Europe, Fiberstars' commercial lighting products are sold internationally in more than 34 countries by approximately 17 distributors, including Mitsubishi and Venture (an ADLT Company)

in Japan and ADLT Australia. In February 2000, Fiberstars Australasia Pty Ltd., the Company's 46.5%-owned joint venture in Australia, sold its net assets and the distribution rights to its products for Australia, New Zealand, Indonesia, Malaysia and Fiji to ADLT Australia. The Company retains its interest in the joint venture through which it recognizes a small income from royalties on certain illuminator sales.

  Swimming Pool and Spa Products

    The Company's underwater lighting products are sold primarily for installation in new swimming pools and spas. Accordingly, our marketing efforts for swimming pool and spa products depend on swimming pool builders to recommend our products to their customers and to adapt their swimming pool designs to include Fiberstars lighting systems. The Company utilizes regional sales representative organizations that specialize in selling swimming pool products to pool builders and pool product distributors. Each representative organization typically has the exclusive right to sell the Company's products within its territory, receiving commissions on sales in its territory. Regional and national distributors in the swimming pool market stock the Company's products to fill orders received from swimming pool builders. Some of these distributors engage in limited marketing activities for the Company's products. In July 2000, the Company entered into an exclusive marketing and distribution agreement with Laars, Inc. for certain pool products.

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

    South Central Pools ("SCP"), the largest Pool distributor in the U.S. and the Company's largest pool customer, accounted for approximately 9% of the Company's net sales in 2000 and 10% in 1999. The Company expects to maintain its business relationship with SCP; however, a cessation or substantial decrease in the volume of purchases by this customer could reduce availability of the Company's products to end users and could, in turn, have a material adverse effect on the Company's net sales and results of operations.

    Sales of the Company's pool and spa products follow a seasonal pattern, which typically results in higher sales in the second and fourth quarters as pool distributors stock shelves for the spring and summer seasons.

    The majority of sales of the Company's swimming pool lighting systems to date have been made in the U.S. and Canada. However, the Company has entered into a distribution agreement in Europe in 1998 with Astral, a European pool equipment company. Sales to Astral were not material in 1999 or 2000.

  Geographic Areas and Product Lines

    The Company sells its products worldwide and has two product lines: Pool and Spa Lighting and Commercial Lighting. Information on the geographic split of revenues and revenues by product line may be found in Note 11 to the Company's Consolidated Financial Statements.

Backlog

    The Company normally ships product within a few days after receipt of an order and generally does not have a significant backlog of orders. The Company's backlog at the end of 2000 was

$2,161,000 compared to $1,893,000 at the end of 1999. The Company does not consider backlog to be an indicator of future performance.

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

    The Company believes that its products compete favorably against conventional lighting in such areas as aesthetic appeal, ease of installation, maintenance and power consumption. The unique characteristics of fiber optic lighting (such as no heat or electricity at the light fixture, ability to change colors and remote lamp replacement) enable our products to be used in some situations where conventional lighting is not practical. However, the initial purchase price of the Company's products is typically higher than conventional lighting, and the Company's products tend to be less bright than conventional alternatives. In the case of neon lighting, certain popular neon colors, such as bright red, cannot be achieved as effectively with the Company's products.

    Fiberstars is engaged in ongoing efforts to develop and improve its products, adapt its products for new applications and design and engineer new products. The Company expects that its ability to compete effectively with conventional lighting technologies, other fiber optic lighting products and new lighting technologies that may be introduced will depend substantially upon achieving greater brightness and reducing the cost of the Company's systems. In 2000, the Company redesigned several illuminators and fiber products to improve performance. In addition to continuing work with outside lamp, power supply and optic companies, the Company also continues to work on advanced product development with ADLT, the world leader in metal halide lamp technology. Some of this work is an outgrowth of furthering technology acquired as part of the Company's acquisition of Unison (see "Research and Product Development" in this section).

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

    Direct competition from other fiber optic lighting products has continued to increase. Competitive products are offered in the pool market by Pentair, Inc.'s American Products Division and Hayward Pool Products—major manufacturers of pool equipment and supplies. In commercial lighting, fiber optic lighting products are offered by an increasing number of smaller companies, some of which compete aggressively on price. Some of these competitors offer products with performance characteristics similar to those of the Company's products. The Company is aware that several large companies in the conventional lighting industry are developing fiber optic lighting systems that may compete in the near future with the Company's products. In Europe, both Philips, a Dutch lighting company, and Schott, a German glass fiber company, offer fiber optic lighting systems. Schott has formed an entity to enter the U.S. market. In Europe, Philips markets Fiberstars' BritePak® fiber tubing on an OEM basis, along with Philips' own illuminators and other products. Many companies compete with the Company in Asia, including Mitsubishi, Bridgestone and Toray. Mitsubishi sells Fiberstars BritePak® fiber tubing in Japan.

    The Company cannot predict the impact of competition on its business. The Company believes that an increase in the rate of market expansion may be accompanied by an increase in competition. Increased competition could result in price reductions, reduced profit margins and loss of market share, which would adversely affect the Company's operating results. There can be no assurance that the Company will be able to continue to compete successfully against current and future competitors.

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

    Under a supply agreement which was renewed in January 2001, Mitsubishi is the sole supplier of the Company's fiber, other than the large core fiber the Company now manufactures following the Unison acquisition. The Company expects to maintain its relationship with Mitsubishi. Mitsubishi owns approximately 2.8% of the Company's outstanding common stock and distributes certain Fiberstars' products in Japan. The Company also relies on sole source suppliers for certain lamps, reflectors, remote control devices and power supplies. Although the Company cannot predict the effect that the loss of one or more of such suppliers would have on the Company, such loss could result in delays in the shipment of products and additional expenses associated with redesigning products and could have a material adverse effect on the Company's operating results.

    As a result of the energy shortage which has impacted parts of California in the fourth quarter of 2000 and the first quarter of 2001, and which may continue for some time, the Company may experience some production delays during fiscal 2001. If the level of delays is significant, there could be a material impact on the future operating results of the Company.

Research and Product Development

    The Company believes that growth in fiber optic lighting will be driven by improvements in technology to provide increased brightness at lower costs. Accordingly, the Company is committing much of its research and development resources to those challenges. In 2000, the Company redesigned its high-end commercial illuminator, improving brightness by 50%. Pool illuminator lamp life was increased from a few hundred hours to 6,000 hours by moving to H.I.D. technology. Despite its ongoing development efforts, there can be no assurance that the Company will be able to achieve future improvements in brightness and cost, or that competitors will not develop lighting technologies that are brighter, less expensive or otherwise superior to those of the Company.

    On February 1, 2000, the Company completed an agreement to acquire selected assets and all of the technology of Unison, the fiber optic lighting joint venture between ADLT and Rohm & Haas Company. As part of the agreement, the Company acquired key personnel, technologies and other assets. The Company believes that the acquisition has provided and may yet continue to provide the following benefits:

1.
The Company expects Unison personnel to be contributors to its long range plans. For example, John Davenport, former manager of reseach and development at GE Lighting, has become the Company's Chief Technology Officer.

2.
The Company believes that the technology acquired has the potential to deliver the light output of certain electric lamps at competitive pricing, which has been a major goal of the Company. Additionally, the Company acquired 12 patents and a number of patents-pending, including technology in lamps, optics and fiber.

3.
In connection with the acquisition, the Company entered into an ongoing technology exchange and supply agreement with ADLT covering lamps, power supplies, optical coatings and fixtures for fiber optic lighting applications.

4.
The agreement provided the Company with $2,000,000 in research and development funds, paid over five quarters, against milestones for the completion of development work on large core plastic optical fiber as well as new technology lamp/optics projects. In exchange, the Company will pay royalties on the sales of products these technologies produce at a rate of 3% for five years, 2% for the next two years and 1% for the next three years, after which the Company assumes exclusive royalty-free rights.

5.
The acquisition also included certain tangible assets valued, in the aggregate at $625,000, including large core fiber manufacturing and fiber making equipment and certain other research and development equipment.

    In exchange for the assets, the Company provided ADLT with warrants to purchase one million shares of the Company's common stock exercisable at one penny per share. These warrants may not be exercised until the price of the Company's common stock reaches certain trading levels on the Nasdaq National Market, as follows: 250,000 will be exercisable when the price of the Company's common stock reaches $6.00; 250,000 when the price of the Company's common stock reaches $8.00; 250,000 when the price of the Company's common stock reaches $10.00; and 250,000 when the price of the Company's common stock reaches $12.00. These prices must be maintained as an average over at least 30 days. In addition, at each price level, certain sales milestones must be reached on products developed from Unison technology before the warrants can be exercised. At ADLT's option, the warrants may be exchanged by ADLT, regardless of their exercisability, for up to 445,000 newly issued shares of the Company's common stock.

    Previously, ADLT acquired approximately 18% of the Company's outstanding shares of common stock in a private transaction during 1997 and in the first quarter of fiscal 1998 ADLT increased that position to approximately 29%. Following the Company's five acquisitions since the first quarter of 1998 along with the exercise of stock options, ADLT's position was reduced to 24% of outstanding equity, excluding warrants and options, at the end of fiscal year 2000. Additional purchases by ADLT of the Company's common stock, beyond that stock which may be acquired by virtue of the warrants held by ADLT, will require approval of the Company's Board of Directors. The Company and ADLT are working together to design next generation lighting systems. The Company's goal is to improve the price/performance of fiber optic lighting systems to compete more directly with conventional lighting across a much broader spectrum of the general lighting market.

    In 2000 the Company received a federal grant with the National Institute of Standards and Technology ("NIST") for up to $2,000,000 in funding over three years for research and development of solid core fiber for lighting purposes. This contract provides the Company with $520,000 in funding for the one-year period beginning November 2000. Additional amounts under the contract are to be released each year in November.

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

    The Company is aware that a large number of patents and pending patent applications exist in the field of fiber optic technology. The Company also believes that certain of its competitors hold and have applied for patents related to fiber optic lighting. Although, to date, the Company has not been involved in litigation challenging its intellectual property rights, the Company has in the past received communications from third parties asserting rights in its patents or that the Company's technology infringes intellectual property held by such third parties. There can be no assurance that third parties will not assert claims that the Company's products infringe third party patents or other intellectual property rights or that, in case of a dispute, licenses to such technology will be available, if at all, on reasonable terms. In the event of litigation to determine the validity of any third-party claims, such litigation, whether or not determined in favor of the Company, could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel from productive tasks. Also, in the event of an adverse ruling in such litigation, the Company might be required to expend significant resources to develop non-infringing technology or to obtain licenses to the infringing technology, which licenses may not be available on acceptable terms. In the event of a successful claim against the Company and the Company's failure to develop or license a substitute technology, the Company's operating results could be adversely affected.

Employees

    As of December 31, 2000, the Company had 160 full time employees, of whom 70 were involved in sales, marketing and customer service, 15 in research and product development, 62 in assembly and quality assurance, and 13 in finance and administration. From time to time the Company also employs part time personnel in various capacities, primarily assembly and clerical support. The Company has never experienced a work stoppage, no employees are subject to any collective bargaining agreement, and the Company considers its employee relations to be good.

    The Company's future success will depend to a large extent on the continued contributions of certain employees, many of whom would be difficult to replace. The future success of the Company also will depend on its ability to attract and retain qualified technical, sales, marketing and management personnel, for whom competition is intense. The loss of or failure to attract and retain any such persons could delay product development cycles, disrupt the Company's operations or otherwise harm the Company's business or results of operations.

Item 2. Description of Property

    The Company's principal executive offices and manufacturing and assembly facilities are located in a 60,000 square foot facility in Fremont, California, under a lease agreement expiring in 2006. The Company has other local offices under lease in the United States in Seattle, Washington, in Dallas, Texas, and in Roanoke, Virginia and in Europe in the United Kingdom in Thatcham. It also owns a local office in Berching, Germany. The Company believes that its current facilities are adequate to support its current and anticipated near-term operations and that it can obtain additional space it may need in the future at commercially reasonable terms.

Item 3. Legal Proceedings

    On December 20, 2000, Oklahoma Lighting Sales, LLC ("OLS") filed an action against Fiberstars, Inc. and Sonic Industries, Inc. ("Sonic") in the District Court of Oklahoma County, Oklahoma, claiming breach of oral contract and tortious interference among other things, requesting unspecified damages in excess of $10,000. OLS was the supplier of the Company's products to Sonic Corporation from October 1997 to November 2000. OLS was replaced as the supplier by Sonic in November 2000. The new supplier is a company which Fiberstars was using as a warranty service provider for Sonic stores. OLS claims Fiberstars' use of this warranty service provider resulted in OLS losing the supplier assignment with Sonic. Fiberstars and Sonic believe that Sonic was acting entirely within its right to hire a new distributor and that the legal action by OLS is without merit.

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

Item 4. Submission of Matters to a Vote of Security Holders

    There were no matters submitted to a vote of security holders during the quarter ended December 31, 2000.

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

	High	Low
First quarter 1999	5 1/2	2 3/4
Second quarter 1999	4 7/8	3
Third quarter 1999	5 5/8	3 1/4
Fourth quarter 1999	5 29/32	3 7/8
First quarter 2000	10 3/8	4 1/4
Second quarter 2000	13	6 5/8
Third quarter 2000	11 1/8	5 13/16
Fourth quarter 2000	7 13/16	5 7/8

    There were approximately 225 holders of record of the Company's Common Stock as of March 20, 2001, and the Company estimates that at that date there were approximately 800 additional beneficial owners.

    The Company has not declared or paid any cash dividends and does not anticipate paying cash dividends in the foreseeable future.

    The Company issued 100,000 shares of section 144 common stock to the shareholders of Lightly Expressed in 2000 as part of the acquisition of this company.

Item 6. Selected Consolidated Financial Data

    The Selected Operations and Balance Sheet Data set forth below have been derived from the Consolidated Financial Statements of the Company, which have been audited by PricewaterhouseCoopers LLP, independent accountants. It should be read in conjunction with the information appearing under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this report and the Consolidated Financial Statements and related notes found in Item 14 of this report.

SELECTED CONSOLIDATED FINANCIAL DATA
(IN THOUSANDS, EXCEPT PER SHARE DATA)

YEARS ENDED DECEMBER 31,	2000	1999	1998	1997	1996
OPERATING SUMMARY
Net Sales	$36,921	$33,311	$22,682	$17,871	$15,576
Gross profit	15,019	14,333	8,546	7,824	6,544
As a percent of net sales	40.7%	43.0%	37.7%	43.8%	42.0%
General and administrative expenses	4,023	2,558	1,675	1,419	1,254
As a percent of net sales	10.9%	7.7%	7.4%	7.9%	8.1%
Net income (loss)	(454)	1,413	762	644	511
As a percent of net sales	(1.2)%	4.2%	3.4%	3.6%	3.3%
Net income (loss) per share
Basic	$(0.10)	$0.35	$0.21	$0.19	—
Diluted	$(0.10)	$0.35	$0.21	$0.18	$0.15
Weighted average shares of common and common stock equivalents outstanding:
Basic	4,551	3,986	3,623	3,446	—
Diluted	4,551	4,080	3,695	3,597	3,468

FINANCIAL POSITION SUMMARY
Total assets	$24,619	$20,392	$18,924	$13,124	$12,062
Cash, cash equivalents and short-term investments	1,230	1,904	1,290	5,120	4,835
Working capital	10,602	8,948	7,423	9,525	8,379
Current maturities of long-term debt	8	8	107	13	13
Long-term debt	482	626	667	17	28
Stockholders' equity	18,560	14,668	13,354	10,708	9,932
Book value per share	4.35	3.66	3.35	3.05	2.91
Common shares outstanding	4,267	4,004	3,983	3,510	3,413

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with "Selected Consolidated Financial Data" and the Consolidated Financial Statements and related Notes included elsewhere in this Report.

    When used in this discussion, the words "expects," "anticipates," "estimates," and similar expressions are intended to identify forward-looking statements. These statements, which include statements as to the Company's future operating results, expected expenses and capital expenditure levels, expected cash flows, expected inventory levels, the adequacy of capital resources and growth in operations, are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as our ability to retain and obtain customer and distributor relationships, our ability to maintain relationships with strategic partners and ADLT, our ability to manage expenses and inventory levels, our ability to reduce manufacturing overhead and general and administrative expenses as a percentage of sales, our ability to collect on doubtful accounts receivable, our ability to increase cash balances in future quarters, the cost of accessing or acquiring technologies or intellectual property, the cost of enforcing or defending intellectual property, risks relating to developing and marketing new products, the ability of our lighting products to meet customer expectations, manufacturing difficulties, possible delays in the release of products, risks associated with the evolution and growth of the fiber optic lighting market, trends in price performance and adoption rates of fiber optic lighting products in Europe and the United States, our dependence on a limited number of suppliers for components and distributors for sales, our ability to obtain high-quality components at reasonable prices, the impact of limited energy resources on our manufacturing operations and business, the impact of technological advances and competitive products, and seasonal and other fluctuations in the construction industry; and the matters discussed in "Factors That May Affect Results." These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Results of Operations

NET SALES

    Net sales increased 11% to $36,921,000 in 2000 as compared to 1999. The increase was a result of growth in the sales of pool products along with additional revenues from Unison and Lightly Expressed acquisitions which was partially offset by a decline in sales of commercial lighting products. Pool lighting sales grew as a result of increases in sales of in-ground pool lighting products and in spa lighting products. The decline in commercial lighting product sales was due to decreased sales from Europe, primarily in the UK, along with a decline in sales from one significant commercial lighting customer in the US as that customer reached the end of its contract.

    Net sales increased 47% to $33,311,000 in 1999 as compared to 1998. The increase was a result of growth in the sales of pool products as well as commercial lighting products. The growth in commercial lighting product sales in 1999 was partially due to an increase in European revenues associated with companies acquired at the end of 1998 and which experienced a full year of sales in 1999 versus a partial year of sales in 1998.

    International sales accounted for approximately 28% of net sales in 2000 as compared to 31% of net sales in 1999 and 17% in 1998. The relative decrease in international sales in 2000 from 1999 was due to the decline in sales by the Company's European subsidiaries which was partially due to the significant drop in exchange rates for European currencies relative to the US dollar in 2000.

GROSS PROFIT

    Gross profit increased to $15,019,000 in 2000, a 5% increase over 1999. The increase in gross profit was less than the revenue increase due to an increase in inventory reserves taken in the fourth quarter along with a relative increase in manufacturing overhead during the year from companies acquired in 2000. The increase in inventory reserves was largely against Catalyst inventories still held at the end of 2000. The Catalyst product, a pool chemical product, has been discontinued by the Company. The Company is working toward selling off this inventory, but at this time it cannot guarantee that such a sale will occur. The increase in manufacturing overhead came as a result of acquiring Unison and Lightly Expressed in 2000. The Company expects to decrease the amount of manufacturing overhead as a percentage of sales in 2001.

    Gross profit increased to $14,333,000 in 1999, a 68% increase over 1998. The increase in gross profit was a result of the increased sales and an increase in the gross profit margin. The gross profit margin was 43% in 1999, an increase of 5 percentage points over the 38% gross profit margin achieved in 1998. The increase in gross margin was primarily due to savings in 1999 on warranty and repair costs as well as cost reductions achieved on some of the Company's higher volume products.

OPERATING EXPENSES

    Research and development expenses were $1,673,000 in 2000, a 13% increase over 1999. The increase was largely due to higher personnel and project costs in 2000. Much of the project work performed in 2000 was in preparation of new products scheduled to be released in 2001. The Company expects its research and development expenses to increase significantly in 2001 as personnel and project costs which were assigned to a development agreement with ADLT and categorized in cost of sales in 2000, will be categorized as a research and development expense in 2001 as a result of the development contract having been completed in 2000. This increase in research and development expenses in 2001 will be partially offset by a credit to such expenses associated with Fiberstars' NIST federal grant. Research and development expenses were 4.5% of sales in 2000, the same percentage of sales as in 1999. Sales and marketing expenses were $9,038,000 in 2000, a 12% increase over $8,044,000 in expenses for 1999. The increase in sales and marketing expenses was due to additional expenses from companies acquired in 2000 of $250,000, higher personnel expenses of $250,000 and higher commissions of $300,000. Sales and marketing expenses were 24% of sales in 2000, the same percentage of sales as occurred in 1999. General and administrative expenses were $4,023,000 in 2000 as compared to $2,558,000 in 1999, representing a 57% increase. The significant increase in general and administrative expenses was largely due to a charge of $800,000 to increase the allowance for doubtful accounts for one of the Company's distributors, which accounts receivable is deemed to be uncollectible. This distributor does not have the ability to pay and disputes the amounts outstanding, and, while the Company continues to work toward a settlement, any amounts receivable against this account are in doubt. Other increases in general and administrative expenses are due to higher legal fees of $120,000 associated with settling with the distributor, higher amortization of intangibles from the companies acquired in 2000 of $220,000 and higher personnel costs of $230,000. General and administrative expenses were 11% of sales in 2000 as compared to 8% of sales in 1999. Excluding the charge for allowance for doubtful accounts, general and administrative expenses were 9% of sales in 2000. The Company expects to decrease its general and administrative expenses as a percentage of sales in 2001. Included in total operating expenses for 2000 was a write-off of in-process technology acquired of $938,000 as part of the Unison acquisition in the first quarter. There was no such write-off in total operating expenses in 1999. The $938,000 allocated to in-process technology acquired was for certain lamp and optics technology and certain fiber producing technology the development of which had not yet reached a stage where it was certain that marketable products would result. There is currently no alternative use for this technology as it was designed specifically for the lighting industry. In accordance with generally accepted accounting principles, the amount allocated to in-process technology acquired, which was determined by an independent valuation, was recorded as a charge to expense in the first quarter of 2000.

    Research and development expenses were $1,484,000 in 1999, a 16% increase over 1998. The increase was largely due to additional personnel and product development expenses associated with releasing new products in 1999 and product development on products which were to be released in 2000. Research and development expenses were 4.5% of sales in 1999, down from 6% in 1998. Sales and marketing expenses were $8,044,000 in 1999 as compared to $5,381,000 in 1998, an increase of 49%. A portion of the increase was due to $1,908,000 in additional expenses from the companies acquired in 1998 for which there were expenses of $333,400 in 1998. The balance of the increase was largely a result of additional commission expenses paid for sales in Europe in 1999 and as compared to those paid in 1998. Sales and marketing expenses remained constant at 24% of sales in 1999 and 1998. General and administrative costs were $2,558,000 in 1999, an increase of 53% over 1998 costs. This increase was largely a result of higher goodwill amortization expenses in 1999 which were $492,000 as compared to $63,000 for goodwill amortized in 1998. Other increases in general and administrative expenses were associated with moving the Company's corporate offices to a new location in 1999 and with additional administrative costs from the European subsidiaries which were acquired in 1998. Total operating expenses were 36% of sales in 1999 as compared to 37% in 1998.

OTHER INCOME AND EXPENSES

    Net interest expense was $62,000 in 2000 as compared to net interest income of $26,000 in 1999. The reduction of net interest income to expense was a result of higher borrowings experienced in the first half of 2000 as compared to the first half of 1999.

    Other income and expense for 1999 includes interest income and expense, income (loss) from the Company's joint venture as recognized under the equity method, and income from divestitures. Net interest income was $26,000 in 1999 compared to $223,000 in 1998. The decrease was primarily due to lower cash balances in 1999 as compared to 1998 as a result of cash spent to acquire three companies in the second half of 1998. In addition, there was interest expense in 1999 primarily for a bank loan to the Company's German subsidiary. There was no such expense in 1998. The bank loan was obtained for completion of the German subsidiary's primary office outside Munich, Germany. The loss from the Company's joint venture was $18,000 in 1999 versus a loss of $22,000 in 1998. In February 2000 the net assets of the Company's Australian joint venture were sold at book value to the Australian subsidiary of Advanced Technology Lighting, Inc. The divestiture income of $801,000 for 1998 was a result of the Company selling its rights to its phototherapy fiber optic product to Respironics, Inc.

INCOME TAXES

    The income tax (benefit) rate was 36% in 2000 as compared to 37% in 1999 and 37% in 1998. There can be no assurance that the income tax rate in future periods will be maintained at the level experienced in 2000.

NET INCOME

    As a result of the write-off of in-process technology acquired, the write-down of inventory and increased reserves for doubtful accounts receivable, the decreased gross profit margin and the increase in expenses in 2000, there was a net loss for the year of $454,000 as compared to net income of $1,413,000 achieved in 1999. The net income of $1,413,000 in 1999 represented a gain of 85% over net income of $762,000 achieved in 1998.

    Total write-offs and increased reserves taken in 2000 can be summarized as follows:

Write-off of in-process technology acquired	$938,000
Reserve for accounts receivable deemed not collectible	800,000
Write-down of certain inventories	350,000

Total write-offs and reserves increases	$2,088,000

    Excluding the effects of the write-offs and reserves increases, the Company would have had net income of $881,000 for the year as compared to net income of $1,413,000 achieved in 1999.

Liquidity and Capital Resources

    For the year ended December 31, 2000, cash and cash equivalents when combined with short-term investments were $1,230,000 as compared to $1,904,000 for the year ended December 31, 1999. There was a net utilization of cash in the amount of $645,000 from operating activities in 2000. This was a result of cash utilized to fund the loss of $454,000 along with cash utilized to fund increases in accounts receivable of $1,785,000 and inventory of $1,369,000. This cash utilized was partially offset by cash contributions from adjustments for non-cash items included in the net loss. These were realized from depreciation and amortization of $1,513,000 and from the write-off of in-process technology of $938,000 acquired as part of the Unison acquisition. In addition, cash for investing activities totaling $856,000 was used to fund acquisitions of fixed assets, $400,000 of which was used to acquire tooling for new products scheduled to be introduced in 2001. Cash from financing activities amounted to $873,000 in 2000 and related mainly to proceeds from issuances of common stock, primarily the exercise of stock options. Total cash utilization in 2000 was $674,000 as compared to net generated cash in 1999 of $614,000. The primary cause of the change in cashflow in 2000 was the utilization of cash in operations in 2000 versus the cash provided from operations in 1999. Cash balances decline during the first quarter of each fiscal year, but then increase in the third quarter as a result of the seasonal variance in cash needs of the Company, primarily as a result of the seasonal purchasing and payment patterns in the Pool industry.

    In August 2000, the Company increased its unsecured bank line of credit with Wells Fargo Bank for working capital purposes from $2,500,000 to $5,000,000. At the same time it renewed its $500,000 term loan commitment to finance equipment purchases. Both lines expire in August 2001. As of December 31, 2000, the Company had no borrowings outstanding against either of these lines of credit. Certain covenants associated with the bank line of credit require the Company to remain profitable. The Company was not profitable for the year ended December 31, 2000, however, it would have achieved a profit, but for the write-off of in-process technology acquired. The bank has waived this covenant in recognition of the fact that the Company would have been profitable but for this write-off.

    The Company also has a $404,000 bank overdraft agreement with Lloyds Bank Plc through its UK subsidiary. There were no net borrowings against the overdraft agreement as of December 31, 2000. In addition, at year end the Company had a total borrowing of $490,000 against a credit facility which totals $747,000 held by its German subsidiary. This borrowing is largely held in order to finance the building of new offices owned by the Company in Basching, Germany.

    The Company believes that existing cash balances, together with the Company's bank lines of credit and funds that may be generated from operations, will be sufficient to finance the Company's currently anticipated working capital requirements and capital expenditure requirements for at least the next twelve months.

Recent Pronouncements

    In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, or SFAS 138, "Accounting for Certain Derivative Instruments and Hedging Activities—an amendment of FASB No. 133". SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. SFAS 133, as amended, will be effective for fiscal years beginning after June 15, 2000. The Company does not currently hold derivative instruments or engage in hedging activities.

    In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. SAB No. 101 expresses the views of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. SAB 101 did not have a material impact on the Company's financial position, results of operations, or cash flows.

Factors that May Affect Results

Our quarterly operating results are subject to fluctuations caused by many factors which could result in decreased revenues and a drop in the price of our common stock.

    Our quarterly operating results can vary significantly depending upon a number of factors. It is difficult to predict the lighting market's acceptance of our products on a quarterly basis, and the level and timing of orders received can fluctuate substantially. Our sales volumes also fluctuate. Historically we have shipped a substantial portion of our quarterly sales in the last month of each of the second and fourth quarters of the year. Our product development and marketing expenditures may vary significantly from quarter to quarter and are made well in advance of potential resulting revenue. Significant portions of our expenses are relatively fixed in advance based upon our forecasts of future sales. If sales fall below our expectations in any given quarter, we will not be able to make any significant adjustment in our operating expenses, and our operating results will be adversely affected.

Our sales are dependent upon new construction levels and are subject to seasonal trends.

    Sales of our pool and spa lighting products, which currently are available only with newly constructed pools and spas, depend substantially upon the level of new construction of pools. Sales of commercial lighting products also depend significantly upon the level of new building construction and renovation. Construction levels are affected by housing market trends, interest rates and the weather. Because of the seasonality of construction, our sales of swimming pool and commercial lighting products, and thus our overall revenues and income, have tended to be significantly lower in the first quarter of each year. Various economic and other trends may alter these seasonal trends from year to year, and we cannot predict the extent to which these seasonal trends will continue. The U.S. economy has been softening at the end of 2000 and the beginning of 2001. If this trend continues, as appears likely, we may experience difficulties collecting accounts receivable, sales and demand for our products may decrease and our operating results will probably suffer.

If we are not able to successfully develop, manufacture, market and sell our new products, our operating results will decline.

    In 2001, the Company will be introducing several new products in the downlight, neon replacement, display case and pool markets. We could have difficulties manufacturing these new products as a result of our inexperience with them. Also, it is difficult to predict whether the market will accept of these new products. If any of these new products fails to meet expectations, our operating results will be adversely affected.

We operate in markets that are intensely and increasingly competitive.

    Competition is increasing in a number of our markets. A number of companies offer directly competitive products, including fiber optic lighting products for downlighting, display case and water lighting, and neon and other lighted signs. Our competitors include some very large and well-established companies such as Philips, Schott, 3M, Bridgestone, Mitsubishi and Osram/Siemens. All of these companies have substantially greater financial, technical and marketing resources than we do. We anticipate that any future growth in fiber optic lighting will be accompanied by continuing increases in competition, which could adversely affect our operating results if we cannot compete effectively.

We rely on intellectual property and other proprietary information that may not be protected and that may be expensive to protect.

    We were awarded our twenty-third patent in the fourth quarter of 2000. There can be no assurance, however, that our issued patents are valid or that any patents applied for will be issued. We have a policy of seeking to protect our intellectual property through, among other things, the prosecution of patents with respect to certain of our technologies. There are many issued patents and pending patent applications in the field of fiber optic technology, and certain of our competitors hold and have applied for patents related to fiber optic lighting. Although, to date, we have not been involved in litigation challenging our intellectual property rights or asserting intellectual property rights of others, we have in the past received communications from third parties asserting rights in our patents or that our technology infringes intellectual property rights held by such third parties. Based on information currently available to us, we do not believe that any such claims involving our technology or patents are meritorious. However, we may be required to engage in litigation to protect our patent rights or to defend against the claims of others. In the event of litigation to determine the validity of any third party claims or claims by us against such third party, such litigation, whether or not determined in our favor, could result in significant expense and divert the efforts of our technical and management personnel, regardless of the outcome of such litigation.

We rely on distributors for a significant portion of our sales and terms and conditions of sales are subject to change with very little notice.

    Most of the Company's products are sold through distributors and the Company does not have long-term contracts with its distributors. Some of these distributors are quite large, particularly in the pool products market. If these distributors significantly change their terms with the Company or change their historical pattern of ordering products from the Company, there could be a significant impact on the Company's revenues and profits.

We depend on key employees in a competitive market for skilled personnel, and the loss of the services of any of our key employees could materially affect our business.

    The Company's future success will depend to a large extent on the continued contributions of certain employees, many of whom would be difficult to replace. The future success of the Company also will depend on its ability to attract and retain qualified technical, sales, marketing and management personnel, for whom competition is intense. The loss of or failure to attract and retain any such persons could delay product development cycles, disrupt the Company's operations or otherwise harm the Company's business or results of operations.

We depend on a limited number of suppliers from whom we do not have a guarantee to adequate supplies, increasing the risk that loss of or problems with a single supplier could result in impaired margins, reduced production volumes, strained customer relations and loss of business.

    Mitsubishi is the sole supplier of the Company's fiber, other than the large core fiber the Company now manufactures following the Unison acquisition. The Company also relies on a sole source for certain lamps, reflectors, remote control devices and power supplies. The loss of one or more of the Company's suppliers could result in delays in the shipment of products, additional expense associate with redesigning products, impaired margins, reduced production volumes, strained customer relations, loss of business or otherwise harm the results of operations.

We may experience power blackouts and higher electricity prices as a result of California's current energy crisis, which could disrupt our operations and increase our expenses.

    California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. We rely on the major Northern California public utility, Pacific Gas & Electric Company, or PG&E, to supply electric power to our facilities in Northern California. Due to problems associated with the de-regulation of the power industry in California and shortages in wholesale electricity supplies, customers of PG&E have been faced with increased electricity prices, power shortages and, in some cases, rolling blackouts. If blackouts interrupt our power supply, we may be temporarily unable to continue operations at our facilities. Any such interruption in our ability to continue operations at our facilities could delay our ability to develop, manufacture or market our products, which could damage our reputation and result in lost revenue, either of which could substantially harm our business and results of operations.

Other factors

    Our business is subject to additional risks that could materially and adversely affect our future business, including:

  •
  manufacturing risks, including the risks of shortages in materials or components necessary to our manufacturing and assembly operations, and the risks of increases in the prices of raw materials and components;

  •
  sales and distribution risks, such as risks of changes in product mix or distribution channels that result in lower margins;

  •
  risks of the loss of a significant distributor or sales representative;

  •
  risks of the loss of a significant customer or swimming pool builder;

  •
  risks of the effects of volume discounts that we grant from time to time to our larger customers, including reduced profit margins;

  •
  risks of product returns and exchanges: we cannot be assured that we will not experience component problems in the future that could require increased warranty reserves and manufacturing costs;

  •
  risks associated with product development and introduction problems, such as increased research, development and marketing expenses associated with new product introductions; and

  •
  risks associated with delays in the introduction of new products and technologies, including lost sales and loss of market share.

Item 7A. Qualitative or Quantitative Disclosures About Market Risk

    At year end December 31, 2000, the Company had $302,000 in cash held in foreign currencies as translated at period end foreign currency exchange rates. The balances for cash held overseas in foreign currencies is subject to exchange rate risk. The Company has a policy of maintaining cash balances in local currencies unless an amount of cash is occasionally transferred in order to repay intercompany debts.

    The following table summarizes the outstanding loans held by the Company's German subsidiary. The amounts outstanding and due in future years are translated at the rate of 2.08 DM to $1.00, which was in effect at year end December 31, 2000. This debt held in overseas foreign currency is subject to exchange rate risk.

(in thousands)	Base currency	2001	2002	2003	2004	2005
Amounts outstanding	DM	$481	$481	$336	$336	$336
Amounts due	DM			$145

Item 8. Consolidated Financial Statements and Supplementary Data

    The Company's Consolidated Financial Statements and related notes thereto required by this item are listed and set forth in this report following Item 14. The accompanying notes are an integral part of these consolidated financial statements.

Supplementary Financial Information

    The following table sets forth selected unaudited financial information for the Company for the eight quarters in the period ended December 31, 2000. This information has been prepared on the same basis as the audited financial statements and, in the opinion of management, contains all adjustments necessary for a fair presentation thereof.

QUARTERLY FINANCIAL DATA
(IN THOUSANDS, EXCEPT PER SHARE DATA)

2000 QUARTERS ENDED	DEC. 31	SEP. 30	JUN. 30	MAR. 31
Net sales	$10,056	$8,249	$9,834	$8,782
Gross profit	4,030	3,294	4,003	3,692
As a percent of net sales	40.1%	39.9%	40.7%	42.0%
Net income (loss)	(340)	9	255	(378)
As a percent of net sales	(3.4)%	0.1%	2.6%	(4.3)%
Net income (loss) per share:
Basic	$(0.07)	$0.00	$0.06	$(0.09)
Diluted	$(0.07)	$0.00	$0.05	$(0.09)

Note: Included in these results are a $938,000 write-off of in-process technology acquired in the quarter ending March 31, 2000, and an $800,000 addition to reserves for doubtful accounts receivable and $350,000 write-down of certain inventories in the quarter ending December 31, 2000.

1999 QUARTERS ENDED	DEC. 31	SEP. 30	JUN. 30	MAR. 31
Revenue	$9,228	$8,056	$8,845	$7,182
Gross profit	4,219	3,399	3,739	2,976
As a percent of net sales	45.7%	42.2%	42.3%	41.4%
Net income	497	319	437	160
As a percent of net sales	5.4%	4.0%	4.9%	2.2%
Net income per share:
Basic	$0.12	$0.08	$0.11	$0.04
Diluted	$0.12	$0.08	$0.11	$0.04

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

    Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

    The information required by this Item regarding directors and nominees is incorporated herein by reference to the information under the caption "PROPOSAL NO. 1: ELECTION OF DIRECTORS" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commision in connection with the solicitation of proxies for the Company's 2001 Annual Meeting of Shareholders to be held on May 23, 2001 (the "Proxy Statement").

Executive Officers

    The executive officers of the Company who are not directors, and their ages as of December 31, 2000, are as follows:

Name	Age	Position
Simon Chen	50	Vice President, Engineering
Robert A. Connors	52	Vice President, Finance, Chief Financial Officer
John Davenport	56	Vice President, Chief Technology Officer
Barry R. Greenwald	54	Senior Vice President and General Manager, Pool Division
J. Arthur Hatley	51	Vice President and General Manager, Commercial Lighting
J. Steven Keplinger	41	Senior Vice President, Operations and Retail

    Mr. Chen joined the Company in 1997 as Director of Engineering. He was promoted to Vice President, Engineering in January 1999. Prior to joining the Company, from 1994 to 1997 Mr. Chen served as Engineering Manager for The Watt Stopper, a lighting control company. Prior to that Mr. Chen worked for Toshiba Electronic Component Corp. in the sales department as a field sales engineer. Prior to working for Toshiba, Mr. Chen worked for Halmark Electronics as the Distribution Center Manager.

    Mr. Connors joined the Company in July 1998 as Vice President, Finance, Chief Financial Officer. From 1984 to 1998, Mr. Connors held a variety of positions for Micro Focus Group Plc, a software company with 1997 revenues of $165 million, including Chief Financial Officer and Chief Operating Officer. Prior to working for Micro Focus Group Plc, he held senior finance positions with Eagle Computer and W. R. Grace.

    Mr. Davenport joined the Company in November 1999 as Vice President, Chief Technology Officer. Prior to joining the Company, Mr. Davenport served as President of Unison from 1998 to 1999. Mr. Davenport began his career at GE Lighting in 1972 as a research physicist and thereafter served 26 years in various capacities including GE Lighting's research and development Manager and as development manager for high performance LED projects. He is a recognized global expert in light sources, lighting systems and lighting applications, with special emphasis in low wattage discharge lamps, electronic ballast technology and distributed lighting systems using fiber optics.

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

    Mr. Hatley joined the Company in July 1995 as National Sales Manager, Commercial Lighting Division. He was promoted to General Manager in January 1996 and was named Vice President in

December 1996. Prior to joining the Company, Mr. Hatley served in sales management capacities for Reggiani and Capri Lighting companies. Mr. Hatley was previously a commercial lighting agency principal and also served at Graybar Electric, a national lighting and electrical products distributor.

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

Item 11. Executive Compensation

    The information regarding executive compensation required by Item 11 is incorporated herein by reference to the information in the Proxy Statement under the caption "Executive Compensation."

Item 12. Security Ownership of Certain Beneficial Owners and Management

    The information regarding security ownership of certain beneficial owners and management required by Item 12 is incorporated herein by reference to the information in the Proxy Statement under the caption "Security Ownership of Principal Shareholders and Management."

Item 13. Certain Relationships and Related Transactions

    The information regarding certain relationships and related transactions required by Item 13 is incorporated herein by reference to the information in the Proxy Statement under the caption "Certain Transactions."

PART IV.

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K

  (a)
  (1) Financial Statements

REPORT OF INDEPENDENT ACCOUNTANTS

    To the Board of Directors and Shareholders of Fiberstars, Inc.
Fremont, California

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows present fairly, in all material respects, the financial position of Fiberstars, Inc. and its subsidiaries (the Company) at December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
San Jose, California
February 16, 2001

FIBERSTARS, INC.
CONSOLIDATED BALANCE SHEETS, December 31, 2000 and 1999

(amounts in thousands except share and per share amounts)

	2000	1999
ASSETS
Current assets:
Cash and cash equivalents	$1,230	$1,904
Accounts receivable, net of allowances for doubtful accounts of $1,356 in 2000 and $428 in 1999	7,329	6,533
Notes and other receivables	125	250
Inventories, net	5,672	4,269
Prepaids and other current assets	411	428
Deferred income taxes	1,412	662

Total current assets	16,179	14,046
Fixed assets, net	2,888	2,242
Goodwill, net	5,150	3,800
Other assets	245	218
Deferred income taxes	157	86

Total assets	$24,619	$20,392

LIABILITIES
Current liabilities:
Accounts payable	$3,513	$2,572
Accrued liabilities	2,056	2,518
Current portion of long-term debt	8	8

Total current liabilities	5,577	5,098
Long-term debt, less current portion	482	626

Total liabilities	6,059	5,724

Commitments and contingencies (Note 8).
SHAREHOLDERS' EQUITY
Preferred stock, par value $0.0001 per share:
Authorized: 2,000,000 shares in 2000 and 1999
Issued and outstanding: no shares in 2000 and 1999
Common stock, par value $0.0001 per share:
Authorized: 30,000,000 shares in 2000 and 1999
Issued and outstanding: 4,288,514 shares in 2000 and 4,003,514 shares in 1999	1	0
Additional paid-in capital	15,721	13,973
Value of warrants outstanding	2,722	0
Notes receivable from shareholder	(75)	(75)
Accumulated other comprehensive loss	(278)	(153)
Retained earnings	469	923

Total shareholders' equity	18,560	14,668

Total liabilities and shareholders' equity	$24,619	$20,392

The accompanying notes are an integral part of these financial statements

FIBERSTARS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2000, 1999 and 1998

(amounts in thousands except per share amounts)

	2000	1999	1998
Net sales	$36,921	$33,311	$22,682
Cost of sales	21,902	18,978	14,136

Gross profit	15,019	14,333	8,546

Operating expenses:
Research and development	1,673	1,484	1,283
Sales and marketing	9,038	8,044	5,381
General and administrative	4,023	2,558	1,675
Write-off in-process technology acquired	938

Total operating expenses	15,672	12,086	8,339

Income (loss) from operations	(653)	2,247	207
Other income (expense):
Equity in joint venture's income (loss)	4	(18)	(22)
Divestiture			801
Interest and other income	30	71	224
Interest expense	(92)	(45)	(1)

Income (loss) before income tax	(711)	2,255	1,209
Benefit from (provision for) income taxes	257	(842)	(447)

Net income (loss)	$(454)	$1,413	$762

Net income (loss) per share—basic	$(0.10)	$0.35	$0.21

Shares used in per share calculation—basic	4,572	3,986	3,623

Net income (loss) per share—diluted	$(0.10)	$0.35	$0.21

Shares used in per share calculation—diluted	4,572	4,080	3,695

The accompanying notes are an integral part of these financial statements

FIBERSTARS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the years ended December 31, 2000, 1999 and 1998
(amounts in thousands)

	2000	1999	1998
Net income (loss)	$(454)	$1,413	$762
Other comprehensive loss:
Foreign currency translation adjustments	(196)	(239)	0
Income tax benefit	71	86	0

Comprehensive income (loss)	$(579)	$1,260	$762

The accompanying notes are an integral part of these financial statements

FIBERSTARS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the years ended December 31, 2000, 1999 and 1998
(amounts in thousands)

	Common Stock					Notes Receivable from Shareholder
			Additional Paid-In Capital	Value of Warrants Outstanding			Accumulated Other Comprehensive Loss		(Accumulated Deficit) Retained Earnings
	Shares	Amount								Total
Balances, January 1, 1998	3,510	$—	$12,035	$		$(75)	$		$(1,252)	$10,708
Exercise of common stock options	46		164							164
Issuance of common stock under employee stock purchase plan	10		35							35
Issuance of common stock pursuant to exercise of warrants	12		11			(11)				—
Issuance of common stock for acquisitions	405		1,685							1,685
Net income									762	762

Balances, December 31, 1998	3,983	—	13,930		—	(86)		—	(490)	13,354
Exercise of common stock options	13		11							11
Issuance of common stock under employee stock purchase plan	8		32							32
Issuance of common stock pursuant to exercise of warrants						11				11
Foreign exchange rate translation adjustment								(153)		(153)
Net income									1,413	1,413

Balances, December 31, 1999	4,004	—	13,973		—	(75)		(153)	923	14,668
Exercise of common stock options	180	1	777							778
Tax benefit from exercise of stock options			174							174
Issuance of common stock under employee stock purchase plan	4		22							22
Issuance of common stock for acquisitions	100		775							775
Warrants issued during the year					2,722					2,722
Foreign exchange rate translation adjustment								(125)		(125)
Net loss									(454)	(454)
Balances, December 31, 2000	4,288	$1	$15,721		$2,722	$(75)		$(278)	$469	$18,560

The accompanying notes are an integral part of these financial statements

FIBERSTARS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2000, 1999 and 1998
(amounts in thousands)

	2000	1999	1998
Cash flows from operating activities:
Net income (loss)	$(454)	$1,413	$762

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,513	937	647
Write-off in-process technology acquired	938
Provision for doubtful accounts receivable	936	97	77
Deferred income taxes	(821)	(154)	135
Equity in joint venture	(4)	18	22
Changes in assets & liabilities:
Accounts receivable, trade	(1,785)	(1,518)	(1,072)
Inventories	(1,369)	(152)	(275)
Prepaid and other current assets	63	(60)	36
Other assets	(222)	177	(463)
Accounts payable	926	58	240
Accrued liabilities	(366)	350	671

Total adjustments	(191)	(247)	18

Net cash provided by (used in) operating activities	(645)	1,166	780

Cash flows from investing activities:
Sale of short-term investments			4,597
Acquisition of business, net of cash acquired			(3,232)
Loans made under notes receivable			(610)
Repayment of loans made under notes receivable	79	656
Acquisition of fixed assets	(935)	(1,308)	(479)

Net cash provided by (used in) investing activities	(856)	(652)	276

Cash flows from financing activities:
Proceeds from issuances of common stock	974	54	199
Repayment of long-term debt	(101)	(270)	(488)
Proceeds from line of credit	1,500
Repayment of line of credit	(1,500)
Proceeds from additional long-term debt		257

Net cash provided by (used in) financing activities	873	41	(289)

Effect of exchange rate changes on cash	(46)	59

Net increase (decrease) in cash and cash equivalents	(674)	614	767
Cash and cash equivalents, beginning of period	1,904	1,290	523

Cash and cash equivalents, end of period	$1,230	$1,904	$1,290

Supplemental information:
Interest paid	$93	$45	$1
Income taxes paid	$577	$669	$66
The Company purchased certain businesses during 2000 and 1998. In conjunction with the acquisitions, assets and liabilities were assumed as follows:
Fair value of assets acquired	$3,497		$7,649
Cash paid for capital stock			(3,232)
Capital stock and warrants issued	(3,497)		(1,685)

Liabilities assumed	$0		$2,732

The accompanying notes are an integral part of these financial statements

FIBERSTARS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Nature of Operations:

    Fiberstars, Inc. (the "Company") develops and assembles lighting products using fiber optic technology for commercial lighting and swimming pool and spa lighting applications. The Company markets its products for worldwide distribution primarily through independent sales representatives, distributors and swimming pool builders.

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

  Revenue Recognition:

    The Company recognizes sales upon shipment. Sales and related costs of sales are recognized when persuasive evidence of an arrangement exists, delivery has occurred, price is fixed or determinable, and collectibility is probable. The Company's products are generally subject to warranties, and the Company provides for the estimated future costs of repair, replacement or customer accommodation in costs of sales. Fees for research and development services are determined on a cost-plus basis and are recognized as revenue when performed.

  Depreciation and Amortization:

    Fixed assets are stated at cost and depreciated by the straight-line method over the estimated useful lives of the related assets (two to five years). Leasehold improvements are amortized on a straight-line basis over their estimated useful lives or the lease term, whichever is less. Intangible assets from acquisitions are amortized on a straight-line basis over 10 Years, the estimated life of the assets acquired, but in no case for a period longer than 10 years. When events or changes in circumstances indicate that assets may be impaired, an evaluation is performed comparing the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount to determine if a write-down to market value or discounted cash flow is required.

  Certain Risks and Concentrations:

    The Company invests its excess cash in deposits and high-grade short-term securities with two major banks.

    The Company sells its products primarily to commercial lighting distributors and residential pool distributors and pool installation contractors in North America, Europe and the Far East. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Although the Company maintains allowances for potential credit losses that it believes to be adequate, a payment default on a significant sale could materially and adversely affect its operating results and financial condition. At December 31, 2000, one customer accounted for 9% of accounts receivable and at December 31, 1999, one customer accounted for more than 20% of accounts receivable.

    One customer accounted for 9%, 10% and 13% of net sales in 2000, 1999 and 1998, respectively.

    The Company currently buys all of its fiber, the main component of its products, from one supplier. Although there is a limited number of fiber suppliers, management believes that other suppliers could provide fiber on comparable terms. A change in suppliers, however, could cause delays in manufacturing and a possible loss of sales which would adversely affect operating results.

    The Company also relies on sole source suppliers for certain lamps, reflectors, remote control devices and power supplies. Although the Company cannot predict the effect that the loss of one or more of such suppliers would have on the Company, such loss could result in delays in the shipment of products and additional expenses associated with redesigning products and could have a material adverse effect on the Company's operating results.

  Research and Development:

    Research and development costs are charged to operations as incurred. In 2000 the Company received a federal grant under NIST for up to $2,000,000 over three years for research and development of solid core fiber for lighting purposes. This award provides the company with $520,000 in funding for the year beginning November 2000, $75,000 of which had been recorded by December 31, 2000.

  Income Taxes:

    Deferred tax assets or liabilities are recognized for the expected tax consequences of temporary differences between the income tax bases of assets and liabilities and the amounts reported for financial reporting purposes. Deferred tax balances are calculated at the balance sheet date using current tax laws and rates in effect.

  Earnings Per Share:

    Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental shares upon exercise of stock options.

    A reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

		Years Ended December 31,
	2000	1999	1998
Numerator—Basic and Diluted EPS
Net income (loss)	$(454)	$1,413	$762
Denominator—Basic EPS
Weighted average shares outstanding	4,572	3,986	3,623

Basic earnings (loss) per share	$(0.10)	$0.35	$0.21

Denominator—Diluted EPS
Denominator—Basic EPS	4,572	3,986	3,623
Effect of dilutive securities:
Stock options and warrants		94	72

	4,572	4,080	3,695

Diluted earnings (loss) per share	$(0.10)	$0.35	$0.21

    Options and warrants to purchase 1,662,861 shares, 985,335 shares and 584,626 shares of common stock were outstanding at December 31, 2000, 1999 and 1998, respectively, but were not included in the calculations of diluted EPS because their exercise prices were greater than the average fair market price of the common shares.

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

  Recent Pronouncements:

    In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, or SFAS 138, "Accounting for Certain Derivative Instruments and Hedging Activities—an amendment of FASB No. 133". SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. SFAS 133, as amended, will be effective for fiscal years beginning after June 15, 2000. The Company does not currently hold derivative instruments or engage in hedging activities.

    In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. SAB No. 101 expresses the views of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. SAB 101 did not have a material impact on the Company's financial position, results of operations, or cash flows.

3.  Inventories (in thousands):

	December 31,
	2000	1999
Raw materials	$3,764	$2,736
Finished goods	1,909	1,533

	$5,672	$4,269

4.  Fixed Assets (in thousands):

	December 31,
	2000	1999
Equipment	$5,151	$3,888
Furniture and fixtures	356	341
Computer software	498	414
Leasehold improvements	731	629

	6,736	5,272
Less accumulated depreciation and amortization	(3,848)	(3,030)

	$2,888	$2,242

5.  Acquisitions:

    On February 1, 2000 the Company completed the acquistion of selected assets of Unison Fiber Optic Systems, LLC ("Unison"), a joint venture between Advanced Lighting Technologies, Inc. ("ADLT") and Rohm & Haas Company. ADLT is a 24% shareholder of Fiberstars, Inc. common stock. The Company acquired key personnel, technology and fixed assets totaling $625,000 and, subject to achievement of development milestones, up to $2 million in development funds from Unison. In exchange for this the Company issued warrants to ADLT for the purchase of up to 1 million shares of the Company's common stock at $0.01 per share. These warrants may not be exercised until the price of the Company's stock reaches certain trading levels on the Nasdaq National Market, as follows: 250,000 will be exercisable when the Company's stock price reaches $6.00; 250,000 when the price reaches $8.00; 250,000 when the price reaches $10.00; and 250,000 when the price reaches $12.00. These prices must be maintained as an average over at least 30 days. In addition, at each price level, certain sales milestones must be reached on products of Unison technology before the warrants can be exercised. At ADLT's option, the warrants may be exchanged by ADLT, regardless of their exercisability, for up to 445,000 newly issued Fiberstars shares. Additionally, the Company agreed to pay royalties on certain products over a 10 year period at rates ranging from 3% to 1% over a 10 year period. Also, as part of the acquisition agreement for Unison, the Company agreed to provide $2,000,000 in development services to ADLT. The fees earned under this contract were recognized as revenue in 1999 and 2000, with associated development costs included in cost of sales. The Company valued the acquisition based on the value of the warrants. The acquisition was valued at $2,550,000 of which $987,000 was included in goodwill, $625,000 for fixed assets acquired and $938,000 for in-process technology, which was written-off. The $938,000 allocated to in-process technology acquired was for certain lamp and optics technology and certain fiber producing technology the development of which had not yet reached a stage where it was certain that marketable products would result. There is currently no alternative use for this technology as it was designed specifically for the lighting industry. In accordance with generally accepted accounting principles, the amount allocated to in-process technology acquired, which was determined by an independent valuation, was recorded as a charge to expense in the first quarter of 2000.

    On April 18, 2000 the Company acquired Lightly Expressed, Ltd ("Lightly Expressed") for 100,000 shares of Fiberstars common stock and warrants to purchase 100,000 additional shares, provided certain operating profits are met in succeeding years. The acquisition was accounted for as a purchase. The Company valued the acquisition based on the value of stock and warrants issued. The value of the acquisition was $947,000 of which $815,000 was for intangibles and $132,000 for net assets acquired.

    The following table presents the unaudited pro forma results for the years ended December 31, 2000 and 1999, respectively, assuming the Company had acquired Unison and Lightly Expressed at the beginning of 2000 and 1999. Net loss and diluted loss per share amounts have been adjusted to include goodwill amortization of $197,000 for 2000 and 1999. This information may not necessarily be indicative of the future combined results of the Company.

	Year Ended December 31,
	2000	1999
Revenues	$37,121	$34,996
Net loss	(551)	(1,829)
Diluted loss per share	(0.12)	(0.40)
Basic loss per share	(0.12)	(0.40)

6.  Accrued Liabilities (in thousands):

	December 31,
	2000	1999
Sales commissions and incentives	$1,074	$1,213
Accrued warranty expense	200	305
Accrued legal and accounting fees	139	123
Accrued employee benefits	235	209
Others	408	668

	$2,056	$2,518

7.  Lines of Credit and Long-term Debt:

    The Company entered into the following borrowing arrangements with its banks:

  a)
  A $5,000,000 revolving line of credit expiring August 1, 2001, bearing interest equal to prime or a fixed rate term option of LIBOR plus 1.75%. Borrowings under this line are uncollateralized, and the Company must maintain a zero balance for at least 30 consecutive days during each fiscal year. There were no borrowings against this facility at December 31, 2000. Certain covenants associated with the bank line of credit require the Company to remain profitable. Since the Company did not achieve a profit for the year ended December 31, 2000 as a result of the write-off of in-process technology acquired, the bank has waived this covenant in recognition of the fact that the Company would have been profitable but for this write-off.
  b)
  A $500,000 term loan commitment to finance equipment purchases, expiring August 1, 2001. Borrowings bear interest at prime plus 0.50% (9% at December 31, 2000). Under this note, the Company may finance up to 80% of the cost of new equipment and 75% of the cost of used equipment. The note is collateralized by a security interest in all equipment financed with the proceeds. Interest only is payable monthly until August 15, 2001, after which, through a refinancing clause the principal plus interest is repayable in 36 monthly installments. There were no amounts outstanding at December 31, 2000. The Company is required to maintain certain financial ratios on a quarterly basis, including specified levels of working capital and tangible net worth.

  c)
  A $374,000 (in UK pound sterling) bank overdraft agreement with Lloyds Bank Plc. There were no borrowings against this facility at December 31, 2000.

  d)
  A $552,000 (in German Deutsche Mark) bank borrowing facility in Germany with Sparkasse Neumarkt Bank for the German office facility. There was $435,000 and $555,000 in borrowings against this facility as of December 31, 2000 and 1999, respectively. $232,000 of this facility terminates in 2003 and $360,000 terminates in 2008. In addition, there is a revolving line of credit of $155,000 (in German Deutsche Mark) with Sparkasse Neumarkt Bank. As of December 31, 2000, there was $55,000 in borrowings against this facility.

8.  Commitments and Contingencies:

    The Company occupies manufacturing and office facilities under operating leases expiring in 2006 under which it is responsible for related maintenance, taxes and insurance. Minimum lease commitments under the leases are as follows (in thousands):

Minimum lease commitments
2001	$844
2002	871
2003	855
2004	881
2005	917
2006	717

Total minimum lease payments	$5,085

    Rent expense approximated $979,000, $652,000, and $388,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

    At December 31, 2000, $250,000 (in German Deutsche Mark) of cash was restricted in terms of a guarantee issued by the Company. The guarantee expired in January 2001.

    On December 20, 2000, Oklahoma Lighting Sales, LLC ("OLS") filed an action against Fiberstars, Inc. and Sonic Industries, Inc. ("Sonic") in the District Court of Oklahoma County, Oklahoma, claiming breach of oral contract and tortious interference among other things, requesting unspecified damages in excess of $10,000. OLS was the supplier of the Company's products to Sonic Corporation from October 1997 to November 2000. OLS was replaced as the supplier by Sonic in November 2000. The new supplier is a company which Fiberstars was using as a warranty service provider for Sonic stores. OLS claims Fiberstars' use of this warranty service provider resulted in OLS losing the supplier assignment with Sonic. Fiberstars and Sonic believe that Sonic was acting entirely within its right to hire a new distributor and that the legal action by OLS is without merit.

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

  Warrants:

    As part of the acquisition of Unison, the Company provided ADLT with warrants to purchase one million shares of the Company's common stock exercisable at one penny per share. These warrants may not be exercised until the price of the Company's common stock reaches certain trading levels on the Nasdaq National Market, as follows: 250,000 will be exercisable when the price of the Company's common stock reaches $6.00; 250,000 when the price of the Company's common stock reaches $8.00; 250,000 when the price of the Company's common stock reaches $10.00; and 250,000 when the price of the Company's common stock reaches $12.00. These prices must be maintained as an average over at least 30 days. In addition, at each price level, certain sales milestones must be reached on products developed from Unison technology before the warrants can be exercised. At ADLT's option, the warrants may be exchanged by ADLT, regardless of their exercisability, for up to 445,000 newly issued shares.

    As part of the acquisition of Lightly Expressed, the Company granted the Lightly Expressed shareholders warrants to purchase 100,000 shares which may be exercised in three years if certain operating profits from sales of the products acquired are met.

    Warrant activity comprised:

		Warrants Outstanding
	Shares	Exercise Price	Amount
			(in thousands)
Balances, December 31, 1997	111,041	$0.90—$5.40	$550
Warrants exercised/cancelled	(11,041)	$0.90—$5.40	$(10)

Balances, December 31, 1998	100,000	$5.40	$540
Warrants cancelled	(100,000)	$5.40	$(540)

Balances, December 31, 1999	—		$—
Warrants granted	1,100,000	$2.00-$6.00	$3,000

Balances, December 31, 2000	1,100,000	$2.00-$6.00	$3,000

    At December 31, 2000, there were 1,100,000 warrants outstanding.

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

  1994 Stock Option Plan:

    At December 31, 2000, an aggregate of 1,550,000 shares of the Company's common stock had been reserved for issuance under the 1994 Stock Option Plan to employees, officers, and consultants at prices not lower than the fair market value of the common stock of the Company on the date of grant in the case of incentive stock options, and not lower than 85% of the fair market value on the date of grant in the case of non-statutory stock options. Options granted may be either incentive stock options or nonstatutory stock options. The plan administrator (the Board of Directors or a committee of the Board) determines the terms of options granted under the plan including the number of shares subject to the option, exercise price, term and exercisability.

  1994 Directors' Stock Option Plan:

    At December 31, 2000, a total of 300,000 shares of common stock had been reserved for issuance under the 1994 Directors' Stock Option Plan. The plan provides for the granting of nonstatutory stock options to nonemployee directors of the Company.

  Activity Under the Stock Option Plans:

    Option activity under all plans comprised:

		OPTIONS OUTSTANDING
	Options available for grant	Number of Shares	Weighted average Exercise Price Per Share	Amount
	(in thousands)	(in thousands)		(in thousands)
Balances, December 31, 1997	119	1,031		5,022
Additional shares reserved	550
Granted	(282)	282	$4.04	1,088
Cancelled	18	(18)	$4.93	(90)
Exercised		(46)	$3.54	(164)

Balances, December 31, 1998	405	1,249		5,856
Additional shares reserved	100
Granted	(563)	563	$3.87	2,411
Cancelled	106	(106)	$6.10	(637)
Exercised		(13)	$0.93	(11)

Balances, December 31, 1999	48	1,693		$7,619
Additional shares reserved	200
Granted	(304)	304	$5.69	1,810
Cancelled	149	(149)	$5.07	(751)
Exercised		(180)	$4.36	(778)

Balances, December 31, 2000	95	1,668		7,900

    At December 31, 2000, 1999 and 1998, options to purchase 1,131,892 shares, 869,336 shares and 623,169 shares of common stock, respectively, were exercisable at weighted average fair values of $4.52, $4.71 and $4.78, respectively.

OPTIONS OUTSTANDING				OPTIONS CURRENTLY EXERCISABLE
		Weighted Average Remaining Contractual Life
Exercise Prices	Number of Shares Outstanding		Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(in thousands)	(in years)		(in thousands)
$0.90-$0.90	48	1.6	$0.90	48	$0.90
$3.38-$3.94	274	3.7	$3.55	197	$3.55
$4.00-$4.88	819	3.0	$4.57	585	$4.57
$5.13-$5.88	317	2.8	$5.44	264	$5.44
$6.25-$7.13	210	5.5	$6.75	38	$6.86

  1994 Employee Stock Purchase Plan:

    At December 31, 2000, a total of 100,000 shares of common stock had been reserved for issuance under the 1994 Employee Stock Purchase Plan. The plan permits eligible employees to purchase common stock through payroll deductions at a price equal to the lower of 85% of the fair market value of the Company's common stock at the beginning or end of the offering period. Employees may end their participation at any time during the offering period, and participation ends automatically on termination of employment with the Company. At December 31, 2000, 51,889 shares had been issued under this plan.

  Stock-Based Compensation:

    The Company has adopted the disclosure only provision of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." The Company, however, continues to apply APB 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for options granted under the Stock Option Plans nor for shares issued under the Employee Stock Purchase Plan. Had compensation cost for these plans been determined based on the fair value of the options at the grant date for awards in 2000, 1999 and 1998 consistent with the provisions of SFAS 123, the Company's net (loss) income and net (loss) income per share would have been reduced (increased) to the pro forma amounts indicated below (in thousands, except per share amounts):

	December 31,
	2000	1999	1998
Net Income (Loss)—As reported	$(454)	$1,413	$762

Net Income (Loss)—Pro Forma	$(984)	$1,072	$538

Basic Earnings (Loss) Per Share—As reported	$(0.10)	$0.35	$0.21

Basic Earnings (Loss) Per Share—Pro Forma	$(0.22)	$0.27	$0.15

Diluted Earnings (Loss) Per share—As reported	$(0.10)	$0.35	$0.21

Diluted Earnings (Loss) Per share—Pro Forma	$(0.22)	$0.26	$0.15

    The fair value of each option grant is estimated on the date of grant using a type of Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998:

	2000	1999	1998
Fair value of options issued	$3.79	$1.60	$1.72
Exercise price	$6.20	$4.30	$3.80
Expected life of option	3.95 years	3.95 years	3.88 years
Risk-free interest rate	6.23%	5.69%	4.82%
Expected volatility	78%	37%	50%

10. Income Taxes

    The components of the benefit from (provision for) income taxes are as follows (in thousands):

	Years Ended December 31,
	2000	1999	1998
Current:
Federal	$(424)	$(783)	$(265)
State	(69)	(127)	(47)

	(493)	(910)	(312)
Deferred:
Federal	646	59	(115)
State	104	9	(20)

	750	68	(135)

Benefit from (provision for) income taxes	$257	$(842)	$(447)

    The principal items accounting for the difference between income taxes computed at the United States statutory rate and the provision for income taxes reflected in the statements of operations are as follows:

	Years Ended December 31,
	2000	1999	1998
United States statutory rate	(34.0)%	(34.0)%	(34.0)%
State Taxes (net of federal tax benefit)	(5.5)%	(5.5)%	(5.5)%
Other	3.4%	2.2%	2.5%

	(36.1)%	(37.3)%	(37.0)%

    The tax effects of temporary differences that give rise to significant portions of the deferred tax asset are as follows (in thousands):

	Years Ended December 31,
	2000	1999
Allowance for doubtful accounts	$339	$119
Accrued expenses and other reserves	719	599
Installment sales	—	(125)
In-process research and development	301	—
Foreign currency translation adjustment	157	86
Other	53	69

Total deferred tax asset	$1,569	$748

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

11. Segments and Geographic Sales:

    The Company has two primary product lines: the pool and spa lighting product line and the commercial lighting product line, each of which markets and sells fiber optic lighting products. The Company markets its products for worldwide distribution primarily through independent sales representatives, distributors and swimming pool builders in North America, Europe and the Far East.

    A summary of geographic sales is as follows (in thousands):

	Years Ended December 31,
	2000	1999	1998
U.S. Domestic	$26,533	$22,972	$18,912
U.S. Export	3,727	2,330	3,002
European subsidiaries	6,661	8,009	768

	$36,921	$33,311	$22,682

    A summary of sales by product line is as follows (in thousands):

	Years Ended December 31,
	2000	1999	1998
Pool and Spa Lighting	$18,987	$15,261	$11,505
Commercial Lighting	16,235	17,355	10,136
Other	1,699	695	1,041

	$36,921	$33,311	$22,682

12. Employee Retirement Plan:

    The Company maintains a 401(k) profit sharing plan for its employees who meet certain qualifications. The Plan allows eligible employees to defer up to 15% of their earnings, not to exceed the statutory amount per year on a pretax basis through contributions to the Plan. The Plan provides for employer contributions at the discretion of the Board of Directors; however, no such contributions were made in 2000, 1999 and 1998.

13. Related Party Transactions:

    In previous years, the Company advanced amounts to certain officers by way of promissory notes. The notes are collateralized by certain issued or potentially issuable shares of the Company's common stock. The notes bear interest at rates ranging from 6% to 8% per annum and are repayable at various dates through April 2001. At December 31, 2000 and 1999, $80,000 and $159,000 were outstanding and included with notes receivable.

Item 14 (continued)

  (a)
  (continued)

  (2)
  Financial Statement Schedules

        The following Financial Statement Schedule of Fiberstars, Inc. is filed as part of this Form 10-K included in Item 14(d) below.

    (3)
    Exhibits

      See Item (c) below.

      Each management contract or compensatory plan or arrangement required to be filed has been identified.

  (b)
  Reports on Form 8-K.

      No current reports on Form 8-K were filed during the fourth quarter of 2000.

  (c)
  Exhibits

Exhibit Number	Description of Documents
3.1	Amended and Restated Articles of Incorporation of the Registrant.
3.2	Bylaws of Registrant, as amended (composite copy).
4.1	Form of warrant issued to the Underwriters in the Company's initial public offering (incorporated by reference to Exhibit 1.1 to the Registrant's Registration Statement on Form SB-2 (Commission File No. 33-79116-LA) which became effective on August 17, 1994).
10.1†	Form of Indemnification Agreement for directors and officers of the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form SB-2 (Commission File No. 33-79116-LA) which became effective on August 17, 1994).
10.2†	1988 Stock Option Plan, as amended, and forms of stock option agreement (incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form SB-2 (Commission File No. 33-79116-LA) which became effective on August 17, 1994).
10.3†	1994 Stock Option Plan, amended as of May 24, 2000, (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 (Commission File No. 333-52042) filed with the SEC on December 18, 2000).
10.4†	1994 Employee Stock Purchase Plan, amended as of December 7, 2000, (incorporated by reference to Exhibit 99.3 to the Registrant's Registration Statement on Form S-8 (Commission File No. 333-52042) filed with the SEC on December 18, 2000).
10.5†	1994 Directors' Stock Option Plan, amended as of May 12, 1999, (incorporated by reference to Exhibit 99.2 to the Registrant's Registration Statement on Form SB-2 (Commission File No. 333-52042) filed with the SEC on December 18, 2000).
10.6	Registration Rights Agreement dated as of June 27, 1990, between the Registrant and certain holders of the Registrant's capital stock, as amended by Amendment No. 1 dated as of February 6, 1991 and Amendment No. 2 dated as of April 30, 1994 (incorporated by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form SB-2 (Commission File No. 33-79116-LA) which became effective on August 17, 1994).
10.7	Amendment No. 3 to Registration Rights Agreement to include Warrant shares as Registerable Securities (incorporated by reference to Exhibit 1.2 to the Registrant's Registration Statement on Form SB-2 (Commission File No. 33-79116-LA) which became effective on August 17, 1994).

10.8†	Stock Purchase Agreement and related Promissory Note between David N. Ruckert and the Registrant dated as of December 9, 1987, as amended (incorporated by reference to Exhibit 10.14 to the Registrant's Registration Statement on Form SB-2 (Commission File No. 33-79116-LA) which became effective on August 17, 1994).
10.9†	Common Stock Purchase Warrant dated as of June 27, 1988 issued by the Registrant to Philip Wolfson (incorporated by reference to Exhibit 10.15 to the Registrant's Registration Statement on Form SB-2 (Commission File No. 33-79116-LA) which became effective on August 17, 1994).
10.10	Lease Agreement dated December 20, 1993 between the Registrant and Bayside Spinnaker Partners IV (incorporated by reference to Exhibit 10.19 to the Registrant's Registration Statement on Form SB-2 (Commission File No. 33-79116-LA) which became effective on August 17, 1994).
10.11	Form of Agreement between the Registrant and independent sales representatives (incorporated by reference to Exhibit 10.20 to the Registrant's Registration Statement on Form SB-2 (Commission File No. 33-79116-LA) which became effective on August 17, 1994).
10.12†	Consulting Agreement dated August 25, 1994, between the Registrant and Philip Wolfson, M.D. (incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1994).
10.13*	Distribution Agreement dated March 21, 1995, between the Registrant and Mitsubishi International Corporation (incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1994).
10.14	Stock Purchase Agreement dated March 21, 1995, among the Registrant, Mitsubishi International Corporation and Mitsubishi Corporation (incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1994).
10.15	Promissory Note dated as of October 7, 1996, issued in favor of the Registrant by Steve Keplinger (incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1996).
10.16	Promissory Note dated as of March 25, 1997, issued in favor of the Registrant by Barry Greenwald (incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1996).
10.17	Promissory Note dated as of March 15, 1998, issued in favor of the Registrant by Barry Greenwald (incorporated by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1997).
10.18*	Asset Purchase Agreement dated August 31, 1998, by and among Fibre Optics International, Inc., Douglas S. Carver, Dave M. Carver, and the Registrant (incorporated by reference to Exhibit 10.32 to the Registrant's Amended Annual Report on Form 10-KSB/A for the year ended December 31, 1998).
10.19	Asset Purchase Agreement dated as of November 19, 1998, by and among the Registrant, Hillgate (4) Limited, Crescent Lighting Limited, Michael Beverly Morrison and Corinne Bertrand (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the SEC on December 4, 1998).
10.20*	Purchase and Take-over Agreement between Frau Claudia Mann, acting for LBM Lichtleit-Fasertechnik and Fiberstars Deutschland GmbH, represented by its Managing Director Herr Bernhard Mann (incorporated by reference to Exhibit 10.34 to the Registrant's Amended Annual Report on Form 10-KSB/A for the year ended December 31, 1998).

10.21*	Asset Purchase Agreement dated as of December 30, 1998, between Respironics, Inc. and the Registrant (incorporated by reference to Exhibit 10.35 to the Registrant's Amended Annual Report on Form 10-KSB/A for the year ended December 31, 1998).
10.22	Multi-tenant Industrial Triple Net Lease last executed December 1, 1998, between the Registrant and Catellus Development Corporation (incorporated by reference to Exhibit 10.36 to the Registrant's Amended Annual Report on Form 10-KSB/A for the year ended December 31, 1998).
10.23	Multi-tenant Industrial Lease Agreement (Modified Gross) dated September 15, 1998 between the Registrant and Harsch Investment Corp., as Agent for MacArthur/Broadway Center, Inc. (incorporated by reference to Exhibit 10.37 to the Registrant's Amended Annual Report on Form 10-KSB/A for the year ended December 31, 1998), as amended by First Amendment to Lease dated December 13, 1999 (incorporated by reference to Exhibit 10.37 to the Registrant's Amended Annual Report on Form 10-K 405/A for the year ended December 31, 1999).
10.24	Amended and Restated Promissory Note dated March 25, 1999, between the Registrant and J. Steven Keplinger (incorporated by reference to Exhibit 10.40 to the Registrant's Amended Annual Report on Form 10-KSB/A for the year ended December 31, 1998).
10.25	Asset Purchase Agreement dated as of January 14, 2000 among Fiberstars, Inc. and Unison Fiber Optic Lighting Systems, LLC (incorporated by reference to Exhibit 7.0 to Advanced Lighting Technologies, Inc.'s Amendment No. 3 to Schedule 13D filed with the SEC on March 9, 2000).
10.26	Agreement and Plan of Reorganization dated April 18, 2000 between Fiberstars, Inc. and Lightly Expressed, Ltd. (VA), Lightly Expressed, Ltd. (CA), William Leaman and Michael Weber (incorporated by reference to Exhibit 2.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
10.27	Loan Agreement dated September 1, 2000, between the Registrant and Wells Fargo Bank (incorporated by reference to Exhibit 10.32 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
10.28	Term Commitment Note of the Registrant dated as of September 1, 2000, to Wells Fargo Bank (incorporated by reference to Exhibit 10.30 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
10.29	Revolving Line of Credit Note of the Registrant dated as of September 1, 2000, to Wells Fargo Bank (incorporated by reference to Exhibit 10.31 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
10.30*	Three (3) Year Supply Agreement dated November 30, 2000 between the Registrant and Mitsubishi International Corporation.
10.31	Restated Investor Agreement dated January 31, 2000, between the Registrant, Advanced Lighting Technologies, Inc., and Unison Fiber Optic Lighting Systems, LLC (incorporated by reference to Exhibit 7(d) to Advanced Lighting Technologies, Inc.'s Amendment No. 3 to Schedule 13D filed with the SEC on March 9, 2000).
10.32*	Exclusive Marketing and Distribution Agreement between Fiberstars, Inc. and Laars, Inc. effective July 31, 2000.
21.1	Significant subsidiaries of Fiberstars, Inc.
23.1	Consent of Independent Accountants.

*
Confidential treatment requested

†
Management Compensatory Plan or Arrangement

(d)
Financial Statement Schedules

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Fiberstars, Inc.
  Fremont, California

    Our audits of the consolidated financial statements referred to in our report dated February 16, 2001 appearing in the 2000 Annual Report to the Shareholders of Fiberstars, Incorporated (which report and consolidated financial statements are incorporated in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

San Jose, CA
February 16, 2001

SCHEDULE II

    FIBERSTARS, INC.

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of year	Charges for the Year	Deductions	Balance at End of Year
Year Ended December 31, 2000
Allowance for doubtful accounts	428,225	935,811	8,473	1,355,563
Allowance for warranties	305,000	10,000	115,000	200,000
Year Ended December 31, 1999
Allowance for doubtful accounts	369,977	96,912	38,664	428,225
Allowance for warranties	325,000	60,000	80,000	305,000
Year Ended December 31, 1998
Allowance for doubtful accounts	292,766	77,300	89	369,977
Allowance for warranties	217,900	240,000	132,900	325,000

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized, on the 2nd day of April, 2001.

FIBERSTARS, INC.
By:	/s/ DAVID N. RUCKERT David N. Ruckert Chief Executive Officer (Principal Executive Officer)

    In accordance with the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID N. RUCKERT David N. Ruckert	Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2001
/s/ ROBERT A. CONNORS Robert A. Connors	Chief Financial Officer (Principal Financial and Accounting Officer)	April 2, 2001
/s/ JOHN B. STUPPIN John B. Stuppin	Director	March 27, 2001
/s/ THEODORE L. ELIOT, JR. Theodore L. Eliot, Jr.	Director	March 27, 2001
/s/ MICHAEL FEUER, PH.D. Michael Feuer, Ph.D.	Director	March 27, 2001
/s/ B.J. GARET B.J. Garet	Director	March 30, 2001
/s/ WAYNE R. HELLMAN Wayne R. Hellman	Director	March 28, 2001
/s/ JOHN MERRIMAN John Merriman	Director	March 27, 2001
/s/ AL RUUD Al Ruud	Director
/s/ PHILIP WOLFSON Philip Wolfson	Director	March 26, 2001

EXHIBIT INDEX

Exhibit Number	Description of Documents
3.1	Amended and Restated Articles of Incorporation of the Registrant.
3.2	Bylaws of Registrant, as amended (composite copy).
4.1	Form of warrant issued to the Underwriters in the Company's initial public offering (incorporated by reference to Exhibit 1.1 to the Registrant's Registration Statement on Form SB-2 (Commission File No. 33-79116-LA) which became effective on August 17, 1994).
10.1†	Form of Indemnification Agreement for directors and officers of the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form SB-2 (Commission File No. 33-79116-LA) which became effective on August 17, 1994).
10.2†	1988 Stock Option Plan, as amended, and forms of stock option agreement (incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form SB-2 (Commission File No. 33-79116-LA) which became effective on August 17, 1994).
10.3†	1994 Stock Option Plan, amended as of May 24, 2000, (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 (Commission File No. 333-52042) filed with the SEC on December 18, 2000).
10.4†	1994 Employee Stock Purchase Plan, amended as of December 7, 2000, (incorporated by reference to Exhibit 99.3 to the Registrant's Registration Statement on Form S-8 (Commission File No. 333-52042) filed with the SEC on December 18, 2000).
10.5†	1994 Directors' Stock Option Plan, amended as of May 12, 1999, (incorporated by reference to Exhibit 99.2 to the Registrant's Registration Statement on Form SB-2 (Commission File No. 333-52042) filed with the SEC on December 18, 2000).
10.6	Registration Rights Agreement dated as of June 27, 1990, between the Registrant and certain holders of the Registrant's capital stock, as amended by Amendment No. 1 dated as of February 6, 1991 and Amendment No. 2 dated as of April 30, 1994 (incorporated by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form SB-2 (Commission File No. 33-79116-LA) which became effective on August 17, 1994).
10.7	Amendment No. 3 to Registration Rights Agreement to include Warrant shares as Registerable Securities (incorporated by reference to Exhibit 1.2 to the Registrant's Registration Statement on Form SB-2 (Commission File No. 33-79116-LA) which became effective on August 17, 1994).
10.8†	Stock Purchase Agreement and related Promissory Note between David N. Ruckert and the Registrant dated as of December 9, 1987, as amended (incorporated by reference to Exhibit 10.14 to the Registrant's Registration Statement on Form SB-2 (Commission File No. 33-79116-LA) which became effective on August 17, 1994).
10.9†	Common Stock Purchase Warrant dated as of June 27, 1988 issued by the Registrant to Philip Wolfson (incorporated by reference to Exhibit 10.15 to the Registrant's Registration Statement on Form SB-2 (Commission File No. 33-79116-LA) which became effective on August 17, 1994).
10.10	Lease Agreement dated December 20, 1993 between the Registrant and Bayside Spinnaker Partners IV (incorporated by reference to Exhibit 10.19 to the Registrant's Registration Statement on Form SB-2 (Commission File No. 33-79116-LA) which became effective on August 17, 1994).

10.11	Form of Agreement between the Registrant and independent sales representatives (incorporated by reference to Exhibit 10.20 to the Registrant's Registration Statement on Form SB-2 (Commission File No. 33-79116-LA) which became effective on August 17, 1994).
10.12†	Consulting Agreement dated August 25, 1994, between the Registrant and Philip Wolfson, M.D. (incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1994).
10.13*	Distribution Agreement dated March 21, 1995, between the Registrant and Mitsubishi International Corporation (incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1994).
10.14	Stock Purchase Agreement dated March 21, 1995, among the Registrant, Mitsubishi International Corporation and Mitsubishi Corporation (incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1994).
10.15	Promissory Note dated as of October 7, 1996, issued in favor of the Registrant by Steve Keplinger (incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1996).
10.16	Promissory Note dated as of March 25, 1997, issued in favor of the Registrant by Barry Greenwald (incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1996).
10.17	Promissory Note dated as of March 15, 1998, issued in favor of the Registrant by Barry Greenwald (incorporated by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1997).
10.18*	Asset Purchase Agreement dated August 31, 1998, by and among Fibre Optics International, Inc., Douglas S. Carver, Dave M. Carver, and the Registrant (incorporated by reference to Exhibit 10.32 to the Registrant's Amended Annual Report on Form 10-KSB/A for the year ended December 31, 1998).
10.19	Asset Purchase Agreement dated as of November 19, 1998, by and among the Registrant, Hillgate (4) Limited, Crescent Lighting Limited, Michael Beverly Morrison and Corinne Bertrand (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the SEC on December 4, 1998).
10.20*	Purchase and Take-over Agreement between Frau Claudia Mann, acting for LBM Lichtleit-Fasertechnik and Fiberstars Deutschland GmbH, represented by its Managing Director Herr Bernhard Mann (incorporated by reference to Exhibit 10.34 to the Registrant's Amended Annual Report on Form 10-KSB/A for the year ended December 31, 1998).
10.21*	Asset Purchase Agreement dated as of December 30, 1998, between Respironics, Inc. and the Registrant (incorporated by reference to Exhibit 10.35 to the Registrant's Amended Annual Report on Form 10-KSB/A for the year ended December 31, 1998).
10.22	Multi-tenant Industrial Triple Net Lease last executed December 1, 1998, between the Registrant and Catellus Development Corporation (incorporated by reference to Exhibit 10.36 to the Registrant's Amended Annual Report on Form 10-KSB/A for the year ended December 31, 1998).

10.23	Multi-tenant Industrial Lease Agreement (Modified Gross) dated September 15, 1998 between the Registrant and Harsch Investment Corp., as Agent for MacArthur/Broadway Center, Inc. (incorporated by reference to Exhibit 10.37 to the Registrant's Amended Annual Report on Form 10-KSB/A for the year ended December 31, 1998), as amended by First Amendment to Lease dated December 13, 1999 (incorporated by reference to Exhibit 10.37 to the Registrant's Amended Annual Report on Form 10-K 405/A for the year ended December 31, 1999).
10.24	Amended and Restated Promissory Note dated March 25, 1999, between the Registrant and J. Steven Keplinger (incorporated by reference to Exhibit 10.40 to the Registrant's Amended Annual Report on Form 10-KSB/A for the year ended December 31, 1998).
10.25	Asset Purchase Agreement dated as of January 14, 2000 among Fiberstars, Inc. and Unison Fiber Optic Lighting Systems, LLC (incorporated by reference to Exhibit 7.0 to Advanced Lighting Technologies, Inc.'s Amendment No. 3 to Schedule 13D filed with the SEC on March 9, 2000).
10.26	Agreement and Plan of Reorganization dated April 18, 2000 between Fiberstars, Inc. and Lightly Expressed, Ltd. (VA), Lightly Expressed, Ltd. (CA), William Leaman and Michael Weber (incorporated by reference to Exhibit 2.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
10.27	Loan Agreement dated September 1, 2000, between the Registrant and Wells Fargo Bank (incorporated by reference to Exhibit 10.32 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
10.28	Term Commitment Note of the Registrant dated as of September 1, 2000, to Wells Fargo Bank (incorporated by reference to Exhibit 10.30 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
10.29	Revolving Line of Credit Note of the Registrant dated as of September 1, 2000, to Wells Fargo Bank (incorporated by reference to Exhibit 10.31 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
10.30*	Three (3) Year Supply Agreement dated November 30, 2000 between the Registrant and Mitsubishi International Corporation.
10.31	Restated Investor Agreement dated January 31, 2000, between the Registrant, Advanced Lighting Technologies, Inc., and Unison Fiber Optic Lighting Systems, LLC (incorporated by reference to Exhibit 7(d) to Advanced Lighting Technologies, Inc.'s Amendment No. 3 to Schedule 13D filed with the SEC on March 9, 2000).
10.32*	Exclusive Marketing and Distribution Agreement between Fiberstars, Inc. and Laars, Inc. effective July 31, 2000.
21.1	Significant subsidiaries of Fiberstars, Inc.
23.1	Consent of Independent Accountants.

*
Confidential treatment requested

†
Management Compensatory Plan or Arrangement

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I
PART II
QUARTERLY FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE DATA)
PART III
PART IV.
FIBERSTARS, INC. CONSOLIDATED BALANCE SHEETS, December 31, 2000 and 1999 (amounts in thousands except share and per share amounts)
FIBERSTARS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS For the years ended December 31, 2000, 1999 and 1998 (amounts in thousands except per share amounts)
FIBERSTARS, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) For the years ended December 31, 2000, 1999 and 1998 (amounts in thousands)
FIBERSTARS, INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY For the years ended December 31, 2000, 1999 and 1998 (amounts in thousands)
FIBERSTARS INC. CONSOLIDATED STATEMENTS OF CASH FLOWS For the years ended December 31, 2000, 1999 and 1998 (amounts in thousands)
FIBERSTARS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 14 (continued)
REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE
SIGNATURES
EXHIBIT INDEX