Form 10-K405/A
period 2000-12-31
FIBERSTARS INC /CA/
filed 2001-04-24
CIK 924168

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K/A

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

    As part of its acquisition of Lightly Expressed, Ltd. ("Lightly Expressed") in May 2000, Fiberstars acquired a process for the manufacture of a series of lightbars used for lighting display cases which it has added to its product offerings.

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

  Depreciation and Amortization:

    Fixed assets are stated at cost and depreciated by the straight-line method over the estimated useful lives of the related assets (two to five years). Leasehold improvements are amortized on a straight-line basis over their estimated useful lives or the lease term, whichever is less. Intangible assets from acquisitions are amortized on a straight-line basis over the estimated life of the assets acquired, but in no case for a period longer than 10 years. When events or changes in circumstances indicate that assets may be impaired, an evaluation is performed comparing the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount to determine if a write-down to market value or discounted cash flow is required.

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

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized, on the 24th day of April, 2001.

FIBERSTARS, INC.
By:	/s/ DAVID N. RUCKERT David N. Ruckert Chief Executive Officer (Principal Executive Officer)

    In accordance with the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID N. RUCKERT David N. Ruckert	Chief Executive Officer and Director (Principal Executive Officer)	April 24, 2001
/s/ ROBERT A. CONNORS Robert A. Connors	Chief Financial Officer (Principal Financial and Accounting Officer)	April 24, 2001
/s/ JOHN B. STUPPIN John B. Stuppin	Director	April 24, 2001
/s/ THEODORE L. ELIOT, JR. Theodore L. Eliot, Jr.	Director	April 24, 2001
/s/ MICHAEL FEUER, PH.D. Michael Feuer, Ph.D.	Director	April 24, 2001
/s/ B.J. GARET B.J. Garet	Director	April 24, 2001
/s/ WAYNE R. HELLMAN Wayne R. Hellman	Director	April 24, 2001
/s/ D. JONATHON MERRIMAN D. Jonathon Merriman	Director	April 24, 2001
/s/ ALAN J. RUUD Alan J. Ruud	Director	April 24, 2001
/s/ PHILIP WOLFSON Philip Wolfson	Director	April 24, 2001

EXHIBIT INDEX

Exhibit Number	Description of Documents
3.1‡	Amended and Restated Articles of Incorporation of the Registrant.
3.2‡	Bylaws of Registrant, as amended (composite copy).
4.1	Form of warrant issued to the Underwriters in the Company's initial public offering (incorporated by reference to Exhibit 1.1 to the Registrant's Registration Statement on Form SB-2 (Commission File No. 33-79116-LA) which became effective on August 17, 1994).
10.1†	Form of Indemnification Agreement for directors and officers of the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form SB-2 (Commission File No. 33-79116-LA) which became effective on August 17, 1994).
10.2†	1988 Stock Option Plan, as amended, and forms of stock option agreement (incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form SB-2 (Commission File No. 33-79116-LA) which became effective on August 17, 1994).
10.3†	1994 Stock Option Plan, amended as of May 24, 2000, (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 (Commission File No. 333-52042) filed with the SEC on December 18, 2000).
10.4†	1994 Employee Stock Purchase Plan, amended as of December 7, 2000, (incorporated by reference to Exhibit 99.3 to the Registrant's Registration Statement on Form S-8 (Commission File No. 333-52042) filed with the SEC on December 18, 2000).
10.5†	1994 Directors' Stock Option Plan, amended as of May 12, 1999, (incorporated by reference to Exhibit 99.2 to the Registrant's Registration Statement on Form SB-2 (Commission File No. 333-52042) filed with the SEC on December 18, 2000).
10.6	Registration Rights Agreement dated as of June 27, 1990, between the Registrant and certain holders of the Registrant's capital stock, as amended by Amendment No. 1 dated as of February 6, 1991 and Amendment No. 2 dated as of April 30, 1994 (incorporated by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form SB-2 (Commission File No. 33-79116-LA) which became effective on August 17, 1994).
10.7	Amendment No. 3 to Registration Rights Agreement to include Warrant shares as Registerable Securities (incorporated by reference to Exhibit 1.2 to the Registrant's Registration Statement on Form SB-2 (Commission File No. 33-79116-LA) which became effective on August 17, 1994).
10.8†	Stock Purchase Agreement and related Promissory Note between David N. Ruckert and the Registrant dated as of December 9, 1987, as amended (incorporated by reference to Exhibit 10.14 to the Registrant's Registration Statement on Form SB-2 (Commission File No. 33-79116-LA) which became effective on August 17, 1994).
10.9†	Common Stock Purchase Warrant dated as of June 27, 1988 issued by the Registrant to Philip Wolfson (incorporated by reference to Exhibit 10.15 to the Registrant's Registration Statement on Form SB-2 (Commission File No. 33-79116-LA) which became effective on August 17, 1994).
10.10	Lease Agreement dated December 20, 1993 between the Registrant and Bayside Spinnaker Partners IV (incorporated by reference to Exhibit 10.19 to the Registrant's Registration Statement on Form SB-2 (Commission File No. 33-79116-LA) which became effective on August 17, 1994).

10.11	Form of Agreement between the Registrant and independent sales representatives (incorporated by reference to Exhibit 10.20 to the Registrant's Registration Statement on Form SB-2 (Commission File No. 33-79116-LA) which became effective on August 17, 1994).
10.12†	Consulting Agreement dated August 25, 1994, between the Registrant and Philip Wolfson, M.D. (incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1994).
10.13*	Distribution Agreement dated March 21, 1995, between the Registrant and Mitsubishi International Corporation (incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1994).
10.14	Stock Purchase Agreement dated March 21, 1995, among the Registrant, Mitsubishi International Corporation and Mitsubishi Corporation (incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1994).
10.15	Promissory Note dated as of October 7, 1996, issued in favor of the Registrant by Steve Keplinger (incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1996).
10.16	Promissory Note dated as of March 25, 1997, issued in favor of the Registrant by Barry Greenwald (incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1996).
10.17	Promissory Note dated as of March 15, 1998, issued in favor of the Registrant by Barry Greenwald (incorporated by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1997).
10.18*	Asset Purchase Agreement dated August 31, 1998, by and among Fibre Optics International, Inc., Douglas S. Carver, Dave M. Carver, and the Registrant (incorporated by reference to Exhibit 10.32 to the Registrant's Amended Annual Report on Form 10-KSB/A for the year ended December 31, 1998).
10.19	Asset Purchase Agreement dated as of November 19, 1998, by and among the Registrant, Hillgate (4) Limited, Crescent Lighting Limited, Michael Beverly Morrison and Corinne Bertrand (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the SEC on December 4, 1998).
10.20*	Purchase and Take-over Agreement between Frau Claudia Mann, acting for LBM Lichtleit-Fasertechnik and Fiberstars Deutschland GmbH, represented by its Managing Director Herr Bernhard Mann (incorporated by reference to Exhibit 10.34 to the Registrant's Amended Annual Report on Form 10-KSB/A for the year ended December 31, 1998).
10.21*	Asset Purchase Agreement dated as of December 30, 1998, between Respironics, Inc. and the Registrant (incorporated by reference to Exhibit 10.35 to the Registrant's Amended Annual Report on Form 10-KSB/A for the year ended December 31, 1998).
10.22	Multi-tenant Industrial Triple Net Lease last executed December 1, 1998, between the Registrant and Catellus Development Corporation (incorporated by reference to Exhibit 10.36 to the Registrant's Amended Annual Report on Form 10-KSB/A for the year ended December 31, 1998).

10.23	Multi-tenant Industrial Lease Agreement (Modified Gross) dated September 15, 1998 between the Registrant and Harsch Investment Corp., as Agent for MacArthur/Broadway Center, Inc. (incorporated by reference to Exhibit 10.37 to the Registrant's Amended Annual Report on Form 10-KSB/A for the year ended December 31, 1998), as amended by First Amendment to Lease dated December 13, 1999 (incorporated by reference to Exhibit 10.37 to the Registrant's Amended Annual Report on Form 10-K 405/A for the year ended December 31, 1999).
10.24	Amended and Restated Promissory Note dated March 25, 1999, between the Registrant and J. Steven Keplinger (incorporated by reference to Exhibit 10.40 to the Registrant's Amended Annual Report on Form 10-KSB/A for the year ended December 31, 1998).
10.25	Asset Purchase Agreement dated as of January 14, 2000 among Fiberstars, Inc. and Unison Fiber Optic Lighting Systems, LLC (incorporated by reference to Exhibit 7.0 to Advanced Lighting Technologies, Inc.'s Amendment No. 3 to Schedule 13D filed with the SEC on March 9, 2000).
10.26	Agreement and Plan of Reorganization dated April 18, 2000 between Fiberstars, Inc. and Lightly Expressed, Ltd. (VA), Lightly Expressed, Ltd. (CA), William Leaman and Michael Weber (incorporated by reference to Exhibit 2.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
10.27	Loan Agreement dated September 1, 2000, between the Registrant and Wells Fargo Bank (incorporated by reference to Exhibit 10.32 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
10.28	Term Commitment Note of the Registrant dated as of September 1, 2000, to Wells Fargo Bank (incorporated by reference to Exhibit 10.30 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
10.29	Revolving Line of Credit Note of the Registrant dated as of September 1, 2000, to Wells Fargo Bank (incorporated by reference to Exhibit 10.31 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
10.30*‡	Three (3) Year Supply Agreement dated November 30, 2000 between the Registrant and Mitsubishi International Corporation.
10.31	Restated Investor Agreement dated January 31, 2000, between the Registrant, Advanced Lighting Technologies, Inc., and Unison Fiber Optic Lighting Systems, LLC (incorporated by reference to Exhibit 7(d) to Advanced Lighting Technologies, Inc.'s Amendment No. 3 to Schedule 13D filed with the SEC on March 9, 2000).
10.32*‡	Exclusive Marketing and Distribution Agreement between Fiberstars, Inc. and Laars, Inc. effective July 31, 2000.
21.1‡	Significant subsidiaries of Fiberstars, Inc.
23.1	Consent of Independent Accountants.

*
Confidential treatment requested

†
Management Compensatory Plan or Arrangement

‡
Previously filed

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I
  Item 1. Description of Business
  Item 2. Description of Property
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Common Equity and Related Stockholder Matters
  Item 6. Selected Consolidated Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 8. Consolidated Financial Statements and Supplementary Data
QUARTERLY FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE DATA)
  Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
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
REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE
SIGNATURES
EXHIBIT INDEX