Form 10-Q
period 2001-03-31
FIBERSTARS INC /CA/
filed 2001-05-15
CIK 924168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the quarterly period ended   March 31,  2001

OR

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from____________to____________

          Commission file number          0-24564

FIBERSTARS, INC.
(Exact name of registrant as specified in its charter)

California	94-3021850
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

44259 Nobel Drive, Fremont, CA	94538
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code): (510) 490-0719

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

The number of outstanding shares of the registrants’ Common Stock, $0.0001 par value, as of March 31, 2001 was 4,301,902.

FIBERSTARS, INC.

TABLE OF CONTENTS

Part I  -  FINANCIAL INFORMATION

Item 1	Financial Statements:

a. Consolidated Balance Sheets March 31, 2001 and December 31, 2000

b. Consolidated Statements of Operations Three months ended March 31, 2001 and 2000

c. Consolidated Statements of Comprehensive Operations Three months ended March 31, 2001 and 2000

d. Consolidated Statements of Cash Flows Three months ended March 31, 2001 and 2000

e. Notes to Consolidated Financial Statements

Item 2	Management’s Discussion and Analysis of Results of Operations and Financial Condition

Item 3	Quantitative and Qualitative Disclosures About Market Risk

Part II - OTHER INFORMATION

Item 1	Legal Procedings

Item 6	Exhibits and Reports on Form 8-K

Signatures

EXHIBITS
Exhibits Index

PART I.    FINANCIAL INFORMATION

FIBERSTARS, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	March 31,	December 31,
	2001	2000
	(unaudited)
ASSETS
Current assets:
Cash and cas.h equivalents	$360	$1,230
Accounts receivable trade, net	8,819	7,329
Notes and other accounts receivables	104	125
Inventories, net	6,204	5,672
Prepaids and other current assets	351	411
Deferred income taxes	2,107	1,412
Total current assets	17,945	16,179

Fixed assets, net	2,795	2,888
Goodwill, net	4,942	5,150
Other assets	311	245
Deferred income taxes	235	157
Total assets	$26,228	$24,619

LIABILITIES
Current Liabilities:
Accounts payable	$2,847	$3,513
Accrued expenses	1,847	2,056
Line of credit	3,186	-
Current portion of long-term debt	8	8
Total current liabilities	7,888	5,577
Long-term debt, less current portion	522	482
Total liabilities	8,410	6,059

SHAREHOLDERS' EQUITY
Common stock	1	1
Value of warrants outstanding	2,722	2,722
Additional paid-in capital	15,800	15,721
Note receivable from shareholder	(75)	(75)
Cumulative translation adjustments	(382)	(278)
Retained earnings (accumulated deficit)	(248)	469
Total shareholders' equity	17,818	18,560
Total liabilities and shareholders' equity	$26,228	$24,619

The accompanying notes are an integral part of these financial statements

FIBERSTARS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2001	2000

Net sales	$6,876	$8,782
Cost of sales	4,267	5,090
Gross profit	2,609	3,692

Operating expenses:
Research and development	651	426
Sales and marketing	2,199	2,209
General and administrative	890	694
Write-off in-process technology acquired	-	938
Total operating expenses	3,740	4,267
Loss from operations	(1,131)	(575)

Other income (expense):
Equity in joint venture's income	9	-
Interest income (expense), net	(40)	(15)
Loss before income taxes	(1,162)	(590)
Benefit from income taxes	445	212
Net loss	$(717)	$(378)

Net loss per share - basic	$(0.15)	$(0.09)
Shares used in per share calculation - basic	4,687	4,308

Net loss per share - diluted	$(0.15)	$(0.09)
Shares used in per share calculation - diluted	4,687	4,308

The accompanying notes are an integral part of these financial statements

FIBERSTARS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2001	2000

Net loss	$(717)	$(378)

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(169)	(105)
Income tax benefit	65	38
Comprehensive loss	$(821)	$(445)

The accompanying notes are an integral part of these financial statements

FIBERSTARS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2001	2000
Cash flows from operating activities:
Net loss	$(717)	$(378)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	373	323
Write-off in-process technology acquired	-	938
Provision for doubtful accounts receivable	20	37
Equity in joint venture	(9)	-
Deferred income taxes	(785)	(319)
Changes in assets & liabilities:
Accounts receivable	(1,578)	(3,332)
Notes and other receivable	14	68
Inventories	(571)	(901)
Prepaid expenses and other current assets	57	64
Other assets	(54)	(126)
Accounts payable	(634)	644
Accrued expenses	(126)	40
Total adjustments	(3,293)	(2,564)
Net cash used in operating activities	(4,010)	(2,942)

Cash flows from investing activities:
Repayment of loan made to officers	7	40
Acquisition of fixed assets	(168)	(140)
Net cash used in investing activities	(161)	(100)

Cash flows from financing activities:
Cash proceeds from sale of common stock	78	160
Repayment of long-term debt	-	(17)
Proceeds from issuance of long-term debt	73	-
Proceeds from line of credit	3,186	1,500
Net cash provided by financing activities	3,337	1,643

Effect of exchange rate changes on cash	(36)	(18)
Net decrease in cash and cash equivalents	(870)	(1,417)
Cash and cash equivalents, beginning of period	1,230	1,904
Cash and cash equivalents, end of period	$360	$487

Non-cash investing activities:
Fair value of assets acquired		$2,550
Warrants for capital stock issued		$(2,550)

The accompanying notes are an integral part of these financial statements

FIBERSTARS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001
(Unaudited)

1.  Summary of Significant Accounting Policies

Interim Financial Statements (unaudited)

Although unaudited, the interim financial statements in this report reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of financial position, results of operations and cash flows for the interim periods covered and of the financial condition of Fiberstars, Inc. (“the Company”) at the interim balance sheet dates.  The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

Year-end Balance Sheet

The year-end balance sheet information was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2000, contained in the Company’s 2000 Annual Report on Form 10-K.

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

Earnings Per Share

The Company presents its earnings per share (“EPS”) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, which requires the presentation of basic and diluted EPS. Basic EPS is computed by dividing income available to shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental shares upon exercise of stock options and warrants.

In accordance with the disclosure requirements of SFAS No. 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

	Three months ended March 31,
	2001	2000
Numerator - Basic and Diluted EPS
Net loss	$(717)	$(378)

Denominator - Basic EPS
Weighted average shares outstanding	4,687	4,308
Basic loss per share	$(0.15)	$(0.09)

Denominator - Diluted EPS
Denominator - Basic EPS	4,687	4,308
Effect of dilutive securities:
Stock options and warrants
	4,687	4,308
Diluted loss per share	$(0.15)	$(0.09)

At March 31, 2001, options and warrants to purchase 1,662,849 shares were outstanding, but were not included in the quarter’s calculation of diluted EPS because their inclusion would have been antidilutive.  Options to purchase 10,000 shares of common stock were outstanding at March 31, 2000, but were not included in the calculation of diluted EPS because their inclusion would have been antidilutive.

2.  Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out cost method) or market and consist of the following (in thousands):

	March 31, 2001	December 31, 2000
	(unaudited)
Raw materials	$3,816	$3,764
Finished goods	2,388	1,909
	$6,204	$5,672

3.       Line of Credit and Long-term Debt:

The Company has a $5.0 million secured line of credit for working capital purposes with Wells Fargo Bank.  As of March 31, 2001, the Company had used $3,186,000 of its available line.  On March 23, 2001 the Company executed new line of credit documents which provided for securing the line with the Company’s inventory and accounts receivable.  This was the only significant change to the line of credit.  Additionally, the term loan commitment for equipment purchases, which the Company had never used, was discontinued.  The line of credit is renewable on an annual basis, with the next renewal in August 2001.

The Company also has a $404,000 bank overdraft agreement with Lloyds Bank Plc through its UK subsidiary.  There were no net borrowings against the overdraft agreement as of March 31, 2001.  In addition, at the end of the first quarter, the Company had a total borrowing of $530,000 against a credit facility which totals $653,000 held by its German subsidiary.  This borrowing is largely held in order to finance the offices owned by the Company in Berching, Germany.

4.  Comprehensive Income

The Company has adopted the provisions of SFAS No. 130, “Reporting Comprehensive Income,” effective January 1, 1998.  SFAS No. 130 requires the disclosure of comprehensive income and its components in a full set of general purpose financial statements.  Comprehensive income is defined as net income plus net sales, expenses, gains and losses that, under generally accepted accounting principles, are excluded from net income.  A separate statement of comprehensive operations has been presented with this report.

5.          Segments and Geographic Sales

The Company operates in a single industry segment that manufactures, markets and sells fiber optic lighting products.  The Company has two primary product lines:  the pool and spa lighting product line and the commercial lighting product line.  The Company markets its products for worldwide distribution primarily through independent sales representatives, distributors and swimming pool builders in North America, Europe and the Far East.

A summary of geographic sales is as follows (in thousands):

	Three months ended March 31,
	2001	2000
	(unaudited)	(unaudited

U.S. Domestic	$4,854	$5,793
U.S. Export	521	1,152
European subsidiaries	1,501	1,838
	$6,876	$8,782

A summary of sales by product line is as follows (in thousands):
	Three months ended March 31,
	2001	2000
	(unaudited)	(unaudited)

Pool and Spa Lighting	$3,033	$4,580
Commercial Lighting	3,843	3,777
Other	-	425
	$6,876	$8,782

6.  Restructuring charge

Included in general and administrative expense in the first quarter of fiscal 2001 was a  restructuring charge.  This charge was for $118,000 and was for the planned reduction of the Company's workforce by 18 people, or 11%.

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

             The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this report and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

             When used in this discussion, the words "expects," "anticipates," "estimates," and similar expressions are intended to identify forward-looking statements.  These statements, which include statements as to the Company's future operating results, expected expenses and capital expenditure levels, expected cash flows, expected inventory levels, reductions in accounts receivable, expectations regarding market conditions, the adequacy of capital resources and growth in operations, are subject to risks and uncertainties that could cause actual results to differ materially from those projected.  These risks and uncertainties include, but are not limited to, those risks discussed below, as well as our ability to retain and obtain customer and distributor relationships, our ability to maintain relationships with strategic partners and Advanced Lighting Technology, Inc. (“ADLT”), our ability to manage expenses and inventory levels, our ability to reduce manufacturing overhead and general and administrative expenses as a percentage of sales, our ability to reduce  doubtful accounts receivable, our ability to increase cash balances in future quarters, the cost of accessing or acquiring technologies or intellectual property, the cost of enforcing or defending intellectual property, risks relating to developing and marketing new products, the ability of our lighting products to meet customer expectations, manufacturing difficulties, possible delays in the release of products, risks associated with the evolution and growth of the fiber optic lighting market, trends in price performance and adoption rates of fiber optic lighting products in Europe and the United States, our dependence on a limited number of suppliers for components and distributors for sales, our ability to obtain high-quality components at reasonable prices, the impact of limited energy resources on our manufacturing operations and business, the impact of technological advances and competitive products, and seasonal and other fluctuations in the construction industry;and the matters discussed in "Factors That May Affect Results."  These forward-looking statements speak only as of the date hereof.  The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

RESULTS OF OPERATIONS

Net sales decreased 22% to $6,876,000 for the quarter ended March 31, 2001 as compared to the same quarter a year ago.  The decrease was a result of a significant decrease in in-ground pool lighting sales along with a drop in international sales partially offset by growth in the U.S. commercial lighting sales. The significant sales decline in in-ground pool lighting was attributed to unseasonably cool and wet weather through parts of the country along with market uncertainty about the future strength of the economy.  The Company expects continued softness in the pool lighting market this year.

Gross profit decreased to $2,609,000 in the first quarter of fiscal 2001, a 29% decrease compared with the same period in the prior year.  The gross profit margin was 38% for the first quarter of fiscal 2001, a four percentage point decrease from the 42% gross margin achieved in the first quarter of fiscal 2000.  The decrease in gross margin was primarily a result of higher operations overhead costs as a percentage of net sales.

Research and development expenses were $651,000 in the first quarter of fiscal 2001, a 53% increase compared with the first quarter of fiscal 2000.  The increase is largely due to including certain expenses in research and development in fiscal 2001 which were previously included in cost of sales in fiscal 2000 as part of a development agreement. This development agreement was between the Company and ADLT and provided for the Company to do certain development work for ADLT for which the Company received consulting revenues.  $303,000 in expenses for engineers and materials spent on this project were included in cost of sales in the first quarter of fiscal 2000.  Since the expenses of these engineers in fiscal 2001 are not directly generating revenues, they are now included in research and development expenses.  The development agreement with ADLT was in place between October 1999 and December 2000.  Increases in research and development expenses for the first quarter of fiscal 2001 were offset by $143,000 of National Institute of Science and Technology funds to be received for work performed in the first quarter under a federal Advanced Technology Program award.  As a percentage of net sales, research and development expenses were 9% for the first quarter of fiscal 2001 versus 5% in the first quarter of fiscal 2000.

Sales and marketing expenses remained almost unchanged at $2,199,000 in the first quarter of fiscal 2001 as compared to $2,209,000 for the same period in fiscal 2000.  The decrease was primarily due to lower sales and marketing spending in the U.S. commercial lighting market.  Sales and marketing expenses were 32% of sales in the first quarter of fiscal 2001 compared to 25% for the same quarter in fiscal 2000.  The increase in sales and marketing expenses as a percentage of sales was due to a reduction in revenues not compensated by a corresponding decline in expenses.

General and administrative costs were $890,000 in the first quarter of fiscal 2001, an increase of 28% over costs in the first quarter of fiscal 2000.  This increase was largely due to taking a $118,000 restructuring charge for the planned reduction of the Company’s workforce by 18 people, or 11%.  Excluding the restructuring charge, general and administrative expenses would have increased 11% over the first quarter of fiscal 2000 largely due to higher amortization from acquisitions made in fiscal 2000.  General and administrative costs were 13% of net sales in the quarter ended March 31, 2001 versus 8% for the same quarter in fiscal 2000.

In the first quarter of fiscal 2000 there was an additional expense of $938,000 attributable to the write-off of in-process technology acquired as part of the acquisition of Unison Fiber Optic Lighting Systems, LLC (“Unison”).  There were no such charges in the first quarter of fiscal 2001.

Other income and expense includes income from joint ventures and interest income and expense. Net interest expense was $40,000 in the first quarter of fiscal 2001 compared to net interest expense of $15,000 for the same quarter in fiscal 2000.  The increase in interest expense was due primarily to a greater draw down on the Company’s line of credit in the first quarter of fiscal 2001 as compared to 2000, as a result of needing to fund increases in accounts receivable and inventory.

The Company recorded an increased net loss of $717,000 in the first quarter of fiscal 2001 as compared to a net loss of $378,000 in the first quarter of fiscal 2000, substantially as a result of the sales decrease, higher expenses and decrease in gross profit margin.  The net loss in the first quarter of fiscal 2000 included a $938,000 write-off of in-process technology.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, cash and cash equivalents were $360,000 as compared to $1,230,000 at December 31, 2000.  In addition, there was a utilization of the Company’s line of credit of $3,186,000 at the end of the quarter as compared to no outstanding utilization of the line of credit at the prior year end.

Cash was used during the first three months of fiscal 2001 by a net loss of $717,000 which compared to a loss of $378,000 from net income for the same period in fiscal 2000.  After adjusting for depreciation, amortization and the write-off of in-process technology acquired, $344,000 in cash was used for the three month period ended March 31, 2001 as compared to $883,000 for the same period in fiscal 2000.  After including cash used for working capital, there was a total of $4,010,000 in cash used for operating activities in fiscal 2001 compared to a use of $2,942,000 for operating activities in the first three months of fiscal 2000.  Cash in the first quarter of fiscal 2001 was used to increase inventory.  The inventory increase was for pool lighting products, for new products not yet released and for additional fiber.  Additionally, accounts receivable remained seasonably high as the Company carried balances for “early buy” customer purchases made in the fourth quarter of fiscal 2000 which are due to be paid in the second quarter of fiscal 2001.  The Company has also experienced an increase in accounts receivable which are beyond 90 days, and will be focusing on bringing these down in succeeding quarters.

There was a net contribution of $3,337,000 in cash in the first three months of fiscal 2001 from financing activities, primarily from the draw down under the Company’s bank line of credit.  In the same period in fiscal 2000, the Company used $1,500,000 from its bank line of credit.

As a result of the cash used in operating activities and the cash provided by financing activities, there was a net use of cash in the first three months of fiscal 2001 of $870,000 which resulted in an ending cash balance of $360,000.  This compares to a net utilization of $1,417,000 in cash for the same period in fiscal 2000, resulting in an ending cash balance of $487,000 for that period.

The Company has a $5.0 million secured line of credit for working capital purposes with Wells Fargo Bank.  As of March 31, 2001, the Company had used $3,186,000 of its available line.  On March 23, 2001 the Company executed new line of credit documents which provided for securing the line with the Company’s inventory and accounts receivable.  Additionally the term loan commitment for equipment purchases, which the Company had never used, was discontinued.  The line of credit is renewable on an annual basis, with the next renewal in August 2001.

The Company also has a $404,000 bank overdraft agreement with Lloyds Bank Plc through its UK subsidiary.  There were no net borrowings against the overdraft agreement as of March 31, 2001.  In addition, at the end of the first quarter, the Company had a total borrowing of $530,000 against a credit facility which totals $653,000 held by its German subsidiary.  This borrowing is largely held in order to finance the offices owned by the Company in Berching, Germany.

The Company believes that existing cash balances, together with the Company’s bank lines of credit and funds that may be generated from operations, will be sufficient to finance the Company’s currently anticipated working capital requirements and capital expenditure requirements for at least the next twelve months.

FACTORS THAT MAY AFFECT RESULTS

Our quarterly operating results are subject to fluctuations caused by many factors which could result in decreased revenues and a drop in the price of our common stock.

Our quarterly operating results can vary significantly depending upon a number of factors.  It is difficult to predict the lighting market’s acceptance of our products on a quarterly basis, and the level and timing of orders received can fluctuate substantially. Our sales volumes also fluctuate.  Historically we have shipped a substantial portion of our quarterly sales in the last month of each of the second and fourth quarters of the year.  Our product development and marketing expenditures may vary significantly from quarter to quarter and are made well in advance of potential resulting revenue.  Significant portions of our expenses are relatively fixed in advance based upon our forecasts of future sales. If sales fall below our expectations in any given quarter, we will not be able to make any significant adjustment in our operating expenses, and our operating results will be adversely affected.

Our sales are dependent upon new construction levels and are subject to seasonal trends.

Sales of our pool and spa lighting products, which currently are available only with newly constructed pools and spas, depend substantially upon the level of new construction of pools. Sales of commercial lighting products also depend significantly upon the level of new building construction and renovation. Construction levels are affected by housing market trends, interest rates and the weather.  Because of the seasonality of construction, our sales of swimming pool and commercial lighting products, and thus our overall revenues and income, have tended to be significantly lower in the first quarter of each year. Various economic and other trends may alter these seasonal trends from year to year, and we cannot predict the extent to which these seasonal trends will continue. The U.S. economy has been softening at the end of fiscal 2000 and the beginning of fiscal 2001.  If this trend continues, as appears likely, we may experience difficulties collecting accounts receivable, sales and demand for our products may decrease and our operating results will probably suffer.

If we are not able to successfully develop, manufacture, market and sell our new products, our operating results will decline.

The Company plans to introduce several new products in the downlight, neon replacement, display case and pool markets this year.   We could have difficulties manufacturing these new products as a result of our inexperience with them.  Also, it is difficult to predict whether the market will accept these new products.  If any of these new products fails to meet expectations, our operating results will be adversely affected.

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

The Company has twenty-five patents as of April 2001.  There can be no assurance, however, that our issued patents are valid or that any patents applied for will be issued.  We have a policy of seeking to protect our intellectual property through, among other things, the prosecution of patents with respect to certain of our technologies. There are many issued patents and pending patent applications in the field of fiber optic technology, and certain of our competitors hold and have applied for patents related to fiber optic lighting. Although, to date, we have not been involved in litigation challenging our intellectual property rights or asserting intellectual property rights of others, we have in the past received communications from third parties asserting rights in our patents or that our technology infringes intellectual property rights held by such third parties.  Based on information currently available to us, we do not believe that any such claims involving our technology or patents are meritorious.  However, we may be required to engage in litigation to protect our patent rights or to defend against the claims of others.  In the event of litigation to determine the validity of any third party claims or claims by us against such third party, such litigation, whether or not determined in our favor, could result in significant expense and divert the efforts of our technical and management personnel, regardless of the outcome of such litigation.

We rely on distributors for a significant portion of our sales and terms and conditions of sales are subject to change with very little notice.

Most of the Company’s products are sold through distributors and the Company does not have long-term contracts with its distributors.  Some of these distributors are quite large, particularly in the pool products market.  If these distributors significantly change their terms with the Company or change their historical pattern of ordering products from the Company, there could be a significant impact on the Company’s revenues and profits.

We depend on key employees in a competitive market for skilled personnel, and the loss of the services of any of our key employees could materially affect our business.

The Company’s future success will depend to a large extent on the continued contributions of certain employees, many of whom would be difficult to replace.  The future success of the Company also will depend on its ability to attract and retain qualified technical, sales, marketing and management personnel, for whom competition is intense.  The loss of or failure to attract and retain any such persons could delay product development cycles, disrupt the Company’s operations or otherwise harm the Company’s business or results of operations.

We depend on a limited number of suppliers from whom we do not have a guarantee to adequate supplies, increasing the risk that loss of  or problems with a single supplier could result in impaired margins, reduced production volumes, strained customer relations and loss of business.

Mitsubishi is the sole supplier of the Company’s fiber, other than the large core fiber the Company now manufactures following the Unison acquisition.  The Company also relies on sole source for certain lamps, reflectors, remote control devices and power supplies.  The loss of one or more of the Company’s suppliers could result in delays in the shipment of products, additional expense associate with redesigning products, impaired margins, reduced production volumes, strained customer relations, loss of business or otherwise harm the results of operations.

We may experience power blackouts and higher electricity prices as a result of California's current energy crisis, which could disrupt our operations and increase our expenses.

California is in the midst of an energy crisis that could disrupt our operations and increase our expenses.  We rely on the major Northern California public utility, Pacific Gas & Electric Company (“PG&E”) to supply electric power to our facilities in Northern California.  PG&E has recently filed for bankruptcy.  Due to problems associated with the de-regulation of the power industry in California and shortages in wholesale electricity supplies, customers of PG&E have been faced with increased electricity prices, power shortages and, in some cases, rolling blackouts.  If blackouts interrupt our power supply, we may be temporarily unable to continue operations at our facilities.  Any such interruption in our ability to continue operations at our facilities could delay our ability to develop, manufacture or market our products, which could damage our reputation and result in lost revenue, either of which could substantially harm our business and results of operations.

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
risks of the loss of a significant distributor or sales representative;
risks of the loss of a significant customer or swimming pool builder;
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

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2001, the Company had $287,000 in cash held in foreign currencies as translated at period end foreign currency exchange rates.  The balances for cash held overseas in foreign currencies is subject to exchange rate risk.   The Company has a policy of maintaining cash balances in local currencies unless an amount of cash is occasionally transferred in order to repay intercompany debts.

The following table summarizes the outstanding loans held by the Company’s German subsidiary.  The amounts outstanding and due in future years are translated at the rate of 2.22 DM to $1.00, which was in effect at March 31, 2001.  This debt held in overseas foreign currency is subject to exchange rate risk.

(in thousands)	Base currency	2001	2002	2003	2004	2005
Amounts outstanding	DM	$530	$530	$370	$370	$370
Amounts due	DM			$160

PART II  -  OTHER INFORMATION

Item 1.      Legal Procedings

On December 20, 2000, Oklahoma Lighting Sales, LLC (“OLS”) filed an action against Fiberstars, Inc. and Sonic Industries, Inc. (“Sonic”) in the District Court of Oklahoma County, Oklahoma, claiming breach of oral contract and tortious interference among other things, requesting unspecified damages in excess of $10,000.  OLS was the supplier of the Company’s products to Sonic from October 1997 to November 2000.  OLS was replaced as the supplier by Sonic in November 2000.  The new supplier is a company which Fiberstars was using as a warranty service provider for Sonic stores.  OLS claims Fiberstars’ use of this warranty service provider resulted in OLS losing the supplier assignment with Sonic.  Fiberstars and Sonic believe that Sonic was acting entirely within its right to hire a new distributor.

On April 9, 2001, a settlement agreement between OLS and the Company was signed by both parties, providing for the Company to receive assets with a book value of $400,000 from OLS and for the parties to release each other from all demands, claims and causes of action.

Item 6.              Exhibits and Reports on Form 8-K

(a)	The following exhibits have been filed with this Report:

Exhibit 10.1 - Extension – Loan Agreement between the Registrant and Wells Fargo Bank, National Association dated as of March 23, 2001.

Exhibit 10.2 - Extension - Revolving Line of Credit Note by the Registrant dated as of March 23, 2001, to Wells Fargo Bank, National Association

Exhibit 10.3 - Continuing Security Agreement, Rights to Payment and Inventory by the Registrant dated as of March 23, 2001, to Wells Fargo Bank.

(b)	The following report on Form 8-K was filed previously during the period covered by this report:

Current Report on Form 8-K, filed on February 12, 2001, reporting under Item 5, the phasing out of certain officer positions

Items 2, 3, 4 and  5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIBERSTARS, INC.

Date: May 15, 2001	By:	/s/ Robert A.Connors
Robert A.Connors
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number        Description of Documents

10.1	Extension – Loan Agreement between the Registrant and Wells Fargo Bank, National Association dated as of March 23, 2001.

10.2	Extension - Revolving Line of Credit Note by the Registrant dated as of March 23, 2001, to Wells Fargo Bank, National Association.

10.3	Continuing Security Agreement, Rights to Payment and Inventory by the Registrant dated as of March 23, 2001, to Wells Fargo Bank.