Form 10-Q
period 2001-06-30
FIBERSTARS INC /CA/
filed 2001-08-14
CIK 924168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30,  2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number 0-24564

FIBERSTARS, INC.
(Exact name of registrant as specified in its charter)

California	94-3021850

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

44259 Nobel Drive, Fremont, CA	94538
(Address of principal executive offices)	(Zip Code)

(510) 490-0719
(Registrant’s telephone number, including area code):

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒   No   ☐

The number of outstanding shares of the registrants’ Common Stock, $0.0001 par value, as of June 30, 2001 was 4,326,326.

FIBERSTARS, INC.

PART I.    FINANCIAL INFORMATION

Item 1.  Financial Statements

FIBERSTARS, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	June 30,	December 31,
	2001	2000

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,259	$1,230
Accounts receivable trade, net	5,801	7,329
Notes and other accounts receivables	210	125
Inventories, net	5,420	5,672
Prepaids and other current assets	423	411
Deferred income taxes	2,018	1,412

Total current assets	16,131	16,179

Fixed assets, net	2,758	2,888
Goodwill, net	4,760	5,150
Other assets	528	245
Deferred income taxes	250	157

Total assets	$24,427	$24,619

LIABILITIES
Current Liabilities:
Accounts payable	$2,146	$3,513
Accrued expenses	1,784	2,056
Line of credit	2,500	-
Current portion of long-term debt	21	8

Total current liabilities	6,451	5,577
Long-term debt, less current portion	417	482

Total liabilities	6,868	6,059

SHAREHOLDERS' EQUITY
Common stock	1	1
Value of warrants outstanding	2,722	2,722
Additional paid-in capital	15,845	15,721
Note receivable from shareholder	(75)	(75)
Accumulated other comprehensive loss	(409)	(278)
Retained earnings (accumulated deficit)	(525)	469

Total shareholders' equity	17,559	18,560

Total liabilities and shareholders' equity	$24,427	$24,619

The accompanying notes are an integral part of these financial statements

FIBERSTARS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000

Net sales	$8,471	$9,834	$15,347	$18,617
Cost of sales	5,038	5,831	9,305	10,921

Gross profit	3,433	4,003	6,042	7,696

Operating expenses:
Research and development	752	418	1,402	844
Sales and marketing	2,131	2,324	4,330	4,533
General and administrative	938	816	1,828	1,511
Write-off in-process technology acquired	-	-	-	938

Total operating expenses	3,821	3,558	7,560	7,826

Income (loss) from operations	(388)	445	(1,518)	(130)

Other income (expense):
Equity in joint venture's income	-	-	9	-
Net interest expense	(60)	(46)	(101)	(61)

Income (loss) before income taxes	(448)	399	(1,610)	(191)
Benefit from (provision for) income taxes	170	(144)	616	68

Net income (loss)	$(278)	$255	$(994)	$(123)

Net income (loss) per share - basic	$(0.06)	$0.06	$(0.21)	$(0.03)

Shares used in per share calculation - basic	4,756	4,568	4,747	4,438

Net income (loss) per share - diluted	$(0.06)	$0.05	$(0.21)	$(0.03)

Shares used in per share calculation - diluted	4,756	5,244	4,747	4,438

The accompanying notes are an integral part of these financial statements

FIBERSTARS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000

Net income (loss)	$(278)	$255	$(994)	$(123)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(44)	(45)	(211)	(150)
Income tax benefit	17	16	80	54

Comprehensive income (loss)	$(305)	$226	$(1,125)	$(219)

The accompanying notes are an integral part of these financial statements

FIBERSTARS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2001	2000

Cash flows from operating activities:
Net loss	$(994)	$(123)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	733	690
Write-off in-process technology acquired	-	938
Provision for doubtful accounts receivable	50	57
Equity in joint venture	(9)	-
Deferred income taxes	(714)	(237)
Changes in assets & liabilities:
Accounts receivable	1,385	83
Notes and other receivable	(98)	69
Inventories	198	(1,365)
Prepaids and other current assets	(15)	19
Other assets	(272)	(152)
Accounts payable	(1,335)	161
Accrued expenses	(147)	(263)

Total adjustments	(224)	0

Net cash used in operating activities	(1,218)	(123)

Cash flows from investing activities:
Repayment of loan made to officers	13	67
Acquisition of fixed assets	(356)	(323)

Net cash used in investing activities	(343)	(256)

Cash flows from financing activities:
Cash proceeds from sale of common stock	124	530
Repayment of long-term debt	(5)	(30)
Repayment of line of credit		(1,500)
Proceeds from line of credit	2,500	1,500

Net cash provided by financing activities	2,619	500

Effect of exchange rate changes on cash	(29)	(23)

Net increase in cash and cash equivalents	1,029	98
Cash and cash equivalents, beginning of period	1,230	1,904

Cash and cash equivalents, end of period	$2,259	$2,002

Non-cash investing activities:
Fair value of assets acquired through issuance of common stock and warrants	$–	$3,497

The accompanying notes are an integral part of these financial statements

FIBERSTARS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2001
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

Foreign Currency Translation
The Company's international subsidiaries use their local currency as their functional currency. For those subsidiaries, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the year. Resulting translation adjustments are recorded to a separate component of shareholders' equity.

Earnings Per Share
Basic earnings per share (“EPS”) is computed by dividing income available to shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental shares upon exercise of stock options and warrants.

A reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30

	2001	2000	2001	2000

Numerator - Basic and Diluted EPS
Net income (loss)	$(278)	$255	$(994)	$(123)
Denominator - Basic EPS
Weighted average shares outstanding	4,756	4,568	4,747	4,438

Basic net income (loss) per share	$(0.06)	$0.06	$(0.21)	$(0.03)

Denominator - Diluted EPS
Denominator - Basic EPS	4,756	4,568	4,747	4,438
Effect of dilutive securities:
Stock options and warrants	-	676	-	-

	4,756	5,244	4,747	4,438

Diluted net income (loss) per share	$(0.06)	$0.05	$(0.21)	$(0.03)

At June 30, 2001, options and warrants to purchase 1,729,980 shares were outstanding, but were not included in the year-to-date calculation of diluted EPS because their inclusion would have been antidilutive.  Options to purchase 1,745,156 shares of common stock were outstanding at June 30, 2000, but were not included in the year-to-date calculation of diluted EPS for 2000 because their inclusion would have been antidilutive.

2.  Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out cost method) or market and consist of the following (in thousands):

	June 30, 2001	December 31, 2000

	(unaudited)

Raw materials	$3,798	$3,764
Finished goods	1,622	1,908

	$5,420	$5,672

3.       Line of Credit and Long-term Debt:

The Company has a $5.0 million secured line of credit for working capital purposes with Wells Fargo Bank.  As of June 30, 2001, the Company had used $2,500,000 of its available line.  The line of credit is renewable on an annual basis, with the next renewal in August 2001.  Certain covenants associated with the line of credit require the Company to remain profitable. Although the Company did not achieve a profit for the six months ended June 30, 2001, the Company is pursuing a waiver with Wells Fargo Bank.

The Company also has a $404,000 bank overdraft agreement with Lloyds Bank Plc through its UK subsidiary.  There were no net borrowings against the overdraft agreement as of June 30, 2001.  In addition, at the end of the second quarter, the Company had a total borrowing of $439,000 against a credit facility which totals $628,000 held by its German subsidiary.  This credit facility is largely held in order to finance the offices owned by the Company in Berching, Germany.

4.  Comprehensive Income (loss)

The Company has adopted the provisions of SFAS No. 130, “Reporting Comprehensive Income,” effective January 1, 1998.  SFAS No. 130 requires the disclosure of comprehensive income and its components in a full set of general purpose financial statements.  Comprehensive income (loss) is defined as net income (loss) plus net sales, expenses, gains and losses that, under generally accepted accounting principles, are excluded from net income (loss).  A separate statement of comprehensive income/(loss) has been presented with this report.

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

A summary of geographic sales is as follows (in thousands):

	Six months ended June 30,

	2001	2000

	(unaudited)	(unaudited)

U.S. Domestic	$10,850	$13,175
U.S. Export	1,353	1,994
European subsidiaries	3,144	3,448

	$15,347	$18,617

A summary of sales by product line is as follows (in thousands):
	Three months ended June 30,

	2001	2000

	(unaudited)	(unaudited)

Pool and Spa Lighting	$7,235	$10,009
Commercial Lighting	8,112	7,758
Other	-	850

	$15,347	$18,617

6.          Restructuring charge

Included in general and administrative expense in the first half of fiscal 2001 was a restructuring charge.  This charge was in the amount of $118,000 and was for the planned reduction of the Company’s workforce by 18 people, or 11%. The actual amount spent for this restructuring was $123,000.

7.   Recent pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.” SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, which is effective for fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles.

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

             When used in this discussion, the words "expects," "anticipates," "estimates," and similar expressions are intended to identify forward-looking statements.  These statements, which include statements as to the Company's future operating results, expected expenses and capital expenditure levels, expected cash flows, expected inventory levels, reductions in accounts receivable, expectations regarding market conditions, the adequacy of capital resources and growth in operations, are subject to risks and uncertainties that could cause actual results to differ materially from those projected.  These risks and uncertainties include, but are not limited to, those risks discussed below, as well as our ability to retain and obtain customer and distributor relationships, our ability to maintain relationships with strategic partners including Advanced Lighting Technology, Inc. (“ADLT”), our ability to manage expenses and inventory levels, our ability to reduce manufacturing overhead and general and administrative expenses as a percentage of sales, our ability to reduce  doubtful accounts receivable, our ability to increase cash balances in future quarters, the cost of accessing or acquiring technologies or intellectual property, the cost of enforcing or defending intellectual property, risks relating to developing and marketing new products, the ability of our lighting products to meet customer expectations, manufacturing difficulties, possible delays in the release of products, risks associated with the evolution and growth of the fiber optic lighting market, trends in price performance and adoption rates of fiber optic lighting products in Europe and the United States, our dependence on a limited number of suppliers for components and distributors for sales, our ability to obtain high-quality components at reasonable prices, the impact of limited energy resources on our manufacturing operations and business, the impact of technological advances and competitive products, and seasonal and other fluctuations in the construction industry;and the matters discussed below in the subsection entitled "Factors That May Affect Results."  These forward-looking statements speak only as of the date hereof.  The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

RESULTS OF OPERATIONS

Net sales decreased 14% to $8,471,000 for the quarter ended June 30, 2001 as compared to the same quarter a year ago.  The decrease was primarily the result of a significant decrease in in-ground pool lighting sales. The significant sales decline in in-ground pool lighting was attributed to unseasonably cool and wet weather in parts of the country along with a market decline associated with a weak economy.  Industry sources have measured a 10-15% drop in residential swimming pool sales for the pool season in 2001 as compared to 2000.  The Company expects continued softness in the pool lighting market through the end of 2001.  Net sales decreased by 18% to $15,347,000 for the first six months of 2001 as compared to the same period in 2000.  The decline is again, primarily a result of the drop off in pool lighting sales due to weather and the weak economy.

Gross profit was $3,433,000 in the second quarter of fiscal 2001, a 14% decrease compared to the same period in the prior year.  The gross profit margin was 41% for the second quarter of fiscal 2001, approximately equal to that achieved in the same period in 2000.  Gross profit for the six months ended June 30, 2001 was $6,042,000, a 21% decline as compared to that achieved in the same period of 2000.  The gross profit margin was 39% for the first half in 2001 compared to 42% in the first half of 2000.  The decrease in gross profit margin is primarily a result of higher manufacturing overhead costs as a percentage of sales in the first quarter, due to the drop in sales not being compensated for by an equivalent drop in overhead costs.  Manufacturing overhead costs will be reduced in the third quarter of 2001 as a result of consolidation of facilities in the second quarter.  During the quarter the Virginia and Dallas facilities were closed and their operations were absorbed by existing facilities in Fremont, Solon and Seattle.

Research and development expenses were $752,000 in the second quarter of fiscal 2001, a 79% increase compared with the second quarter of fiscal 2000.  The increase is largely due to including certain expenses in research and development in fiscal 2001 which were previously included in cost of sales in fiscal 2000 as part of a development agreement. This development agreement between the Company and ADLT provided for the Company to do certain development work for ADLT for which the Company received consulting revenues.  $257,000 in expenses for engineers and materials spent on this project were included in cost of sales in the second quarter of fiscal 2000.  Since the expenses of these engineers in fiscal 2001 are not directly generating revenues, they are now included in research and development expenses.  The development agreement with ADLT was in place between October 1999 and December 2000.  Increases in research and development expenses for the second quarter of fiscal 2001 were offset by $159,000 of National Institute of Science and Technology (“NIST”) funds to be received in the third quarter for work performed in the second quarter under a federal Advanced Technology Program award.  As a percentage of net sales, research and development expenses were 9% for the second quarter of fiscal 2001 versus 4% in the second quarter of fiscal 2000.   Research and development expenses in the first half of 2001 increased 65% over the same period in 2000 to $1,402,000.  The increase is due to expenses included in research and development this year which were included in cost of sales in 2000.  There was a total of $560,000 of such expenses recorded in cost of sales in 2000.  The increase in the first half was partially offset by NIST funds of $302,000 for work performed in this period, of which $143,000 has been received for work performed in the first quarter of 2001.  Research and development expenses were 9% of sales in the first half of 2001 compared to 5% in the first half of 2000.

Sales and marketing expenses declined 8% to $2,131,000 in the second quarter of fiscal 2001 as compared to $2,324,000 for the same period in fiscal 2000.  The decrease was primarily due to lower sales and marketing spending in the pool lighting market.  Sales and marketing expenses were 25% of sales in the second quarter of fiscal 2001 compared to 24% for the same quarter in fiscal 2000.   Sales and marketing expenses declined 4% to $4,330,000 in the first half of 2001 when compared to the same period in 2000.  Sales and marketing expenses were 28% of sales in the first half of 2001 and were 24% of sales for the same period in 2000.

General and administrative costs were $938,000 in the second quarter of fiscal 2001, an increase of 15% over costs in the second quarter of fiscal 2000.  This increase was largely a result of higher legal costs in 2001 of $185,000 relating to the first quarter restructuring, prior litigation issues and certain transition costs associated with changing law firms.  General and administrative costs were $1,828,000 in the first half of 2001, a 21% increase over the same period in 2000.  This increase was largely due to higher legal fees and a $118,000 restructuring charge in the first quarter as a result of the Company reducing its workforce by 18 people, or 11%.  Excluding the restructuring charge, general and administrative expenses would have increased by 13% over the first half of fiscal 2000.

In the first half of fiscal 2000 there was an additional expense of $938,000 attributable to the write-off of in-process technology acquired as part of the acquisition of Unison Fiber Optic Lighting Systems, LLC (“Unison”).  There were no such charges in the second quarter of fiscal 2001.

Other income and expense includes income from joint ventures and interest income and expense. Net interest expense was $60,000 in the second quarter of fiscal 2001 compared to net interest expense of $46,000 for the same quarter in fiscal 2000.  The increase in interest expense was due primarily to a higher draw down on the Company’s line of credit in the second quarter of fiscal 2001 as compared to 2000, as a result of needing to fund increases in accounts receivable and inventory.  Net interest expense was $101,000 in the first half of fiscal 2001 compared to $61,000 for the first half of fiscal 2000, primarily due to a greater draw down on the Company’s line of credit in the first half of 2001.

The Company recorded a net loss of $278,000 in the second quarter of fiscal 2001 as compared to a net profit of $255,000 in the second quarter of fiscal 2000, substantially as a result of the sales decrease, higher expenses and decrease in gross profit margin.  The Company recorded a net loss of $994,000 for the first half of fiscal 2001 compared to a loss of $123,000 for the same period in 2000.  The net loss in the second quarter of fiscal 2000 included a $938,000 write-off of in-process technology.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001, cash and cash equivalents were $2,259,000 as compared to $1,230,000 at December 31, 2000.  In addition, there was a utilization of the Company’s line of credit of $2,500,000 at the end of the quarter as compared to no outstanding utilization of the line of credit at the prior year end.

Cash was used during the first six months of fiscal 2001 by a net loss of $994,000 compared to a loss of $123,000 for the same period in fiscal 2000.  After adjusting for depreciation, amortization and the write-off of in-process technology acquired, $261,000 in cash was used during the six month period ended June 30, 2001 compared to $1,505,000 cash generated for the same period in fiscal 2000.  After including cash used for working capital, there was a total of $1,218,000 in cash used for operating activities in fiscal 2001 compared to $123,000 in the first six months of fiscal 2000. In the first six months of fiscal 2001, cash was used to reduce accounts payable and accruals by $1,335,000 and $147,000, respectively.  Cash was also used to increase notes and other receivable, and other assets by $98,000 and $272,000, respectively.  This use of cash was partially offset by the decrease in accounts receivable of $1,385,000 reflecting a significant reduction of balances outstanding over 90 days.

There was a net contribution of $2,619,000 in cash in the first half of fiscal 2001 from financing activities, primarily from the draw down under the Company’s bank line of credit of $2,500,000.

As a result of the cash used in operating and investing activities and the cash provided by financing activities, there was a net generation of cash in the first half of fiscal 2001 of $1,029,000 which resulted in an ending cash balance of $2,259,000.  This compares to a net generation of $98,000 in cash for the same period in fiscal 2000, resulting in an ending cash balance of $2,002,000 for that period.

The Company has a $5.0 million secured line of credit for working capital purposes with Wells Fargo Bank.  As of June 30, 2001, the Company had used $2,500,000 of its available line.  The line of credit is renewable on an annual basis, with the next renewal in August 2001.  Certain covenants associated with the line of credit require the Company to remain profitable.  Although the Company did not achieve a profit for the six months ended June 30, 2001, the Company is pursuing a waiver with Wells Fargo Bank.

The Company also has a $404,000 bank overdraft agreement with Lloyds Bank Plc through its UK subsidiary.  There were no net borrowings against the overdraft agreement as of June 30, 2001.  In addition, at the end of the second quarter, the Company had a total borrowing of $439,000 against a credit facility which totals $628,000 held by its German subsidiary.  This borrowing is largely held in order to finance the offices owned by the Company in Berching, Germany.

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

Sales of our pool and spa lighting products, which currently are available only with newly constructed pools and spas, depend substantially upon the level of new construction of pools. Sales of commercial lighting products also depend significantly upon the level of new building construction and renovation. Construction levels are affected by housing market trends, interest rates and the weather.  Because of the seasonality of construction, our sales of swimming pool and commercial lighting products, and thus our overall revenues and income, have tended to be significantly lower in the second quarter of each year. Various economic and other trends may alter these seasonal trends from year to year, and we cannot predict the extent to which these seasonal trends will continue. The U.S. economy began softening at the end of fiscal 2000 and will likely continue to be soft through 2001. As a result,  we may experience difficulties collecting accounts receivable, sales and demand for our products may decrease and our operating results will probably suffer.

If we are not able to successfully develop, manufacture, market and sell our new products, our operating results will decline.

The Company is introducing several new products in the downlight, neon replacement, display case and pool markets this year.   We may have difficulties manufacturing these new products as a result of our inexperience with them.  Also, it is difficult to predict whether the market will accept these new products.  If any of these new products fails to meet expectations, our operating results will be adversely affected.

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

The Company has twenty-six patents as of June 2001.  There can be no assurance, however, that our issued patents are valid or that any patents applied for will be issued.  We have a policy of seeking to protect our intellectual property through, among other things, the prosecution of patents with respect to certain of our technologies. There are many issued patents and pending patent applications in the field of fiber optic technology, and certain of our competitors hold and have applied for patents related to fiber optic lighting. Although, to date, we have not been involved in litigation challenging our intellectual property rights or asserting intellectual property rights of others, we have in the past received communications from third parties asserting rights in our patents or that our technology infringes intellectual property rights held by such third parties.  Based on information currently available to us, we do not believe that any such claims involving our technology or patents are meritorious.  However, we may be required to engage in litigation to protect our patent rights or to defend against the claims of others.  In the event of litigation to determine the validity of any third party claims or claims by us against such third party, such litigation, whether or not determined in our favor, could result in significant expense and divert the efforts of our technical and management personnel, regardless of the outcome of such litigation.

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

California is in the midst of an energy crisis that could disrupt our operations and increase our expenses.  We rely on the major Northern California public utility, Pacific Gas & Electric Company, (“PG&E”), to supply electric power to our facilities in Northern California.  PG&E has recently filed for bankruptcy.  Due to problems associated with the de-regulation of the power industry in California and shortages in wholesale electricity supplies, customers of PG&E have been faced with increased electricity prices, power shortages and, in some cases, rolling blackouts.  If blackouts interrupt our power supply, we may be temporarily unable to continue operations at our facilities.  Any such interruption in our ability to continue operations at our facilities could delay our ability to develop, manufacture or market our products, which could damage our reputation and result in lost revenue, either of which could substantially harm our business and results of operations.

OTHER FACTORS

Our business is subject to additional risks that could materially and adversely affect our future business, including:

•	manufacturing risks, including the risks of shortages in materials or components necessary to our manufacturing and
•	assembly operations, and the risks of increases in the prices of raw materials and components;
•	sales and distribution risks, such as risks of changes in product mix or distribution channels that result in lower margins;
•	risks of the loss of a significant distributor or sales representative;
•	risks of the loss of a significant customer or swimming pool builder;
•	risks of the effects of volume discounts that we grant from time to time to our larger customers, including reduced profit margins;
•	risks of product returns and exchanges: we cannot be assured that we will not experience component problems in the future that could require increased warranty reserves and manufacturing costs;
•	risks associated with product development and introduction problems, such as increased research, development and marketing expenses associated with new product introductions; and
•	risks associated with delays in the introduction of new products and technologies, including lost sales and loss of market share.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2001, the Company had $496,000 in cash held in foreign currencies as translated at period end foreign currency exchange rates.  The balances for cash held overseas in foreign currencies is subject to exchange rate risk.   The Company has a policy of maintaining cash balances in local currencies unless an amount of cash is occasionally transferred in order to repay intercompany debts.

The following table summarizes the outstanding loans held by the Company’s German subsidiary.  The amounts outstanding and due in future years are translated at the rate of 2.31 DM to $1.00, which was in effect at June 30, 2001.  This debt held in overseas foreign currency is subject to exchange rate risk.

(in thousands)	Base
	currency	2001	2002	2003	2004	2005

Amounts outstanding	DM	$439	$439	$289	$289	$289
Amounts due	DM			$150

PART II  -  OTHER INFORMATION

Item 1.      Legal Proceedings

On December 20, 2000, Oklahoma Lighting Sales, LLC (“OLS”) filed an action against Fiberstars, Inc. and Sonic Industries, Inc. (“Sonic”) in the District Court of Oklahoma County, Oklahoma, claiming breach of oral contract and tortious interference among other things, and requesting unspecified damages in excess of $10,000.  OLS was the supplier of the Company’s products to Sonic from October 1997 to November 2000.  Sonic terminated OLS as a supplier of Fiberstars products in November 2000.  The new supplier selected by Sonic is a company which Fiberstars was using as a warranty service provider for Sonic stores.  OLS claims Fiberstars’ use of this warranty service provider resulted in OLS losing its supplier agreement with Sonic.  Fiberstars and Sonic believe that Sonic was acting entirely within its right to hire a new distributor.

On April 9, 2001, a settlement agreement between OLS and the Company was signed by both parties, providing for the Company to receive assets with a book value of $400,000 from OLS and for the parties to release each other from all demands, claims and causes of action.  The court action was dismissed on August 6, 2001.

On April 23, 2001, an action was filed in the Superior court of the State of Connecticut by Jesmac, Inc. (“Jesmac”) naming Fiberstars, Inc as a co-defendant.  The action claims that the defendants are responsible for certain damages and replacement costs resulting from falling mirrored ceiling tiles at a casino in Connecticut.  Jesmac claims that work performed in conjunction with installing fiber optic lighting resulted in the tiles becoming defective.  The work was performed by Fiber Optics International, Inc. (“FOI”), a company which was later party to an asset purchase agreement in which Fiberstars acquired most of the assets of FOI.  This work was performed by FOI approximately nine months prior to the asset acquisition date.  The Company does not believe that this work had any impact on the ceiling tiles in question and is in the process of negotiating for dismissal of the Company as a defendant in the case.

Item 4.      Submission of Matters to a Vote of Security Holders

On May 23, 2001, the Company held its Annual Meeting of Shareholders.

The following actions were taken at the meeting:

1.          The following Directors were elected:

		For	Withheld

a.	Theodore L. Eliot, Jr.	2,935,811	35,950
b.	Michael Feuer	2,935,961	35,800
c.	B.J. Garet	2,935,789	35,972
d.	Wayne R. Hellman	2,934,461	37,300
e.	D. Jonathan Merriman	2,935,039	36,722
f.	David N. Ruckert	2,935,961	35,800
g.	Alan J. Rudd	2,934,461	37,300
h.	John B. Stuppin	2,936,061	35,700
i.	Philip Wolfson	2,934,811	36,950

2.          A proposal to increase the number of shares of the Company’s Common Stock reserved for issuance under the Company’s 1994 Directors Stock Option Plan.

For	Against	Abstain

2,492,097	477,374	350

3.          The selection of the Company’s independent auditors was ratified.

For	Against	Abstain

2,964,495	5,101	255

Item 6. Exhibits and Reports on Form 8-K

(a)         There are no exhibits filed with this report.

(b)        No reports on Form 8-K were filed by the Company during the period covered by this report.

Items 2, 3, and  5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIBERSTARS, INC.

Date: August 14, 2001	By:	/s/ Robert A.Connors

Robert A.Connors
Chief Financial Officer

(Principal Financial and Accounting Officer)