Form 10-Q
period 2001-09-30
FIBERSTARS INC /CA/
filed 2001-11-14
CIK 924168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-Q

(Mark one)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended   September 30,  2001

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to _______________

Commission file number  0-24564

FIBERSTARS, INC.

(Exact name of registrant as specified in its charter)

California	94-3021850
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

44259 Nobel Drive, Fremont, CA	94538
(Address of principal executive offices)	(Zip Code)

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

Yes ☒   No ☐

The number of outstanding shares of the registrants’ Common Stock, $0.0001 par value, as of September 30, 2001 was 4,321,326.

FIBERSTARS, INC.

PART I.    FINANCIAL INFORMATION

Item 1.     Financial Statements

FIBERSTARS, INC.

CONDENSED

CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	September 30,	December 31,
	2001	2000
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,310	$1,230
Accounts receivable trade, net	3,837	7,329
Notes and other accounts receivables	438	125
Inventories, net	5,016	5,672
Prepaids and other current assets	292	411
Deferred income taxes	2,336	1,412
Total current assets	13,229	16,179

Fixed assets, net	2,751	2,888
Goodwill, net	4,657	5,150
Other assets	228	245
Deferred income taxes	226	157
Total assets	$21,091	$24,619

LIABILITIES
Current Liabilities:
Accounts payable	$1,702	$3,513
Accrued expenses	1,786	2,056
Current portion of long-term debt	57	8
Total current liabilities	3,545	5,577
Long-term debt, less current portion	439	482
Total liabilities	3,984	6,059

SHAREHOLDERS' EQUITY
Common stock	1	1
Value of warrants outstanding	2,722	2,722
Additional paid-in capital	15,822	15,721
Note receivable from shareholder	(75)	(75)
Accumulated other comprehensive loss	(223)	(278)
Retained earnings (accumulated deficit)	(1,140)	469
Total shareholders' equity	17,107	18,560
Total liabilities and shareholders' equity	$21,091	$24,619

The accompanying notes are an integral part of these financial statements

FIBERSTARS, INC

CONDENSED

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Net sales	$6,717	$8,249	$22,064	$26,866
Cost of sales	4,186	4,955	13,491	15,877
Gross profit	2,531	3,294	8,573	10,989

Operating expenses:
Research and development	679	413	2,081	1,258
Sales and marketing	1,940	2,125	6,270	6,658
General and administrative	910	740	2,738	2,250
Write-off in-process technology acquired	-	-	-	938
Total operating expenses	3,529	3,278	11,089	11,104
Income (loss) from operations	(998)	16	(2,516)	(115)

Other income (expense):
Equity in joint venture's income	-	4	9	4
Net interest expense	(5)	(11)	(106)	(71)
Income (loss) before income taxes	(1,003)	9	(2,613)	(182)
Benefit from income taxes	388	-	1,004	69
Net income (loss)	$(615)	$9	$(1,609)	$(113)

Net income (loss) per share - basic	$(0.13)	$0.00	$(0.34)	$(0.03)
Shares used in per share calculation - basic	4,766	4,682	4,753	4,520

Net income (loss) per share - diluted	$(0.13)	$0.00	$(0.34)	$(0.03)
Shares used in per share calculation - diluted	4,766	5,336	4,753	4,520

The accompanying notes are an integral part of these financial statements

FIBERSTARS, INC.

CONDENSED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(amounts in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Net income (loss)	$(615)	$9	$(1,609)	$(113)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	300	(155)	89	(544)
Income tax benefit (expense)	(114)	61	(34)	201
Comprehensive income (loss)	$(429)	$(85)	$(1,554)	$(456)

The accompanying notes are an integral part of these financial statements

FIBERSTARS, INC.

CONDENSED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2001	2000
Cash flows from operating activities:
Net loss	$(1,609)	$(113)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,111	1,093
Write-off in-process technology acquired	-	938
Provision for doubtful accounts receivable	50	76
Equity in joint venture	(9)	(4)
Deferred income taxes	(924)	(244)
Changes in assets & liabilities:
Accounts receivable	3,412	792
Notes and other receivables	(326)	66
Inventories	629	(1,415)
Prepaids and other current assets	115	(237)
Other assets	58	(172)
Accounts payable	(1,805)	134
Accrued expenses	(184)	(504)
Total adjustments	2,127	523
Net cash provided by operating activities	518	410

Cash flows from investing activities:
Repayment of loan made to officers	13	74
Acquisition of fixed assets	(550)	(458)
Net cash used in investing activities	(537)	(384)

Cash flows from financing activities:
Cash proceeds from sale of common stock	101	729
Repayment of long-term debt	-	(94)
Repayment of line of credit	-	(1,500)
Proceeds from line of credit	-	1,500
Net cash provided by financing activities	101	635

Effect of exchange rate changes on cash	(2)	(48)
Net increase in cash and cash equivalents	80	613
Cash and cash equivalents, beginning of period	1,230	1,904
Cash and cash equivalents, end of period	$1,310	$2,517

Non-cash investing activities:
Fair value of assets acquired through issuance of common stock and warrants	$-	$3,497

The accompanying notes are an integral part of these financial statements

FIBERSTARS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2001

(Unaudited)

1.  Summary of Significant Accounting Policies

Interim Financial Statements (unaudited)

Although unaudited, the interim financial statements in this report reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of financial position, results of operations and cash flows for the interim periods covered and of the financial condition of Fiberstars, Inc. (the “Company”) at the interim balance sheet dates.  The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

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

A reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

	Three months ended		Three months ended
	September 30		September 30
	2001	2000	2001	2000
Numerator - Basic and Diluted EPS
Net income (loss)	$(615)	$9	$(1,609)	$(113)
Denominator - Basic EPS
Weighted average shares	4,766	4,682	4,753	4,520
Basic net income (loss) per share	$(0.13)	$0.00	$(0.34)	$(0.03)

Denominator - Diluted EPS
Denominator - Basic EPS	4,766	4,682	4,753	4,520
Effect of dilutive securities:
Stock options and warrants	-	654	-	-
	4,766	5,336	4,753	4,520
Diluted net income (loss) per share	$(0.13)	$0.00	$(0.34)	$(0.03)

At September 30, 2001, options and warrants to purchase 1,757,058 shares of common stock were outstanding, but were not included in the year-to-date calculation of diluted EPS because their inclusion would have been antidilutive.  Options to purchase 1,718,459 shares of common stock were outstanding at September 30, 2000, but were not included in the year-to-date calculation of diluted EPS for 2000 because their inclusion would have been antidilutive.

2.  Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out cost method) or market and consist of the following (in thousands):

	September 30,	December 31,
	2001	2000
	(unaudited)
Raw materials	$3,265	$3,763
Finished goods	1,751	1,909
	$5,016	$5,672

3.  Line of Credit and Long-term Debt:

The Company had a $5.0 million line of credit for working capital purposes with Wells Fargo Bank which expired August 15, 2001.  The Company is in the process of renewing this line of credit.  During the renewal process the existing line of credit has been extended through November 30, 2001 at a level of $3.0 million.  At the time of this report, the Company had no borrowings outstanding against the line of credit facility.

The Company also has a $404,000 bank overdraft agreement with Lloyds Bank Plc through its UK subsidiary.  There were no net borrowings against the overdraft agreement as of September 30, 2001.  In addition, at the end of the third quarter, the Company had a total borrowing of $496,000 against a credit facility which totals $675,000 held by its German subsidiary.  This borrowing is largely held in order to finance the offices owned by the Company in Berching, Germany.

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

A summary of geographic sales is as follows (in thousands):

	Nine Months ended September 30,
	2001	2000
	(unaudited)	(unaudited)
U.S. Domestic	$15,667	$18,435
Other countries	6,397	8,431
	$22,064	$26,866

Geographic sales are categorized based on the location of the customer to whom the sales are made.

A summary of sales by product line is as follows (in thousands):

	Nine Months ended September 30,
	2001	2000
	(unaudited)	(unaudited)
Pool and Spa Lighting	$10,603	$13,659
Commercial Lighting	11,461	11,933
Other	-	1,274
	$22,064	$26,866

A summary of long lived assets by country is as follows (in thousands):

	September 30,	December 31,
	2001	2000
	(unaudited)
United States	$2,084	$2,189
Germany	515	536
United Kingdom	152	163
	$2,751	$2,888

6.  Restructuring charge

Included in general and administrative expense in the first quarter of fiscal 2001 was a restructuring charge.  This charge was in the amount of $118,000 and was for the planned reduction of the Company’s workforce by 18 people, or 11%.  The actual amount spent for this restructuring in the first nine months of fiscal 2001 was $123,000.

7.  Recent pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.” SFAS 141 requires the purchase method of accounting for business combinations initiated after September 30, 2001 and eliminates the pooling-of-interests method.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, which is effective for fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company is still in the process of evaluating the potential impact the adoption of SFAS 142 will have on its financial statements.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business. This Statement also amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. The Company is still in the process of evaluating the potential impact the adoption of SFAS 144 will have on its financial statements.

8.  Purchased In-process Research and Development

In February 2000 the Company purchased Unison and accounted for the acquisition as a purchase.  In the first quarter of fiscal 2000 a total of $938,000 was expensed as a write-off of in-process technology acquired.  The total value of the acquisition was approximately $2,550,000 based on an independent appraisal by Financial Strategies Consulting Group, LLC.

As of the acquisition date, technological feasibility of the in-process technology had not been established and the technology had no alternative future use.  Therefore the Company expensed the in-process research and development in the first quarter of fiscal year 2000.  The remaining intangible assets are being amortized using the straight-line method over the estimated useful life of the assets ranging from 3 to 7 years.

The value assigned to this acquired in-process research and development was determined by identifying research projects in areas for which technological feasibility had not been established as of the acquisition date.  These projects include the Compound Parabolic Collector ("CPC") project and the extruded large core fiber project.  The value was determined by estimating the revenue contribution and the percentage of completion of each of these projects.  The projects were deemed to be 56% complete on the date of acquisition based on a leveraging of core technology.  The net cash flows were then discounted utilizing a weighted average cost of capital of 35%, which, among other related assumptions, we believe to be fairly accurate.  This discount rate takes into consideration the inherent uncertainties surrounding the successful development of the in-process research and development, the expected profitability levels of such technology, and the uncertainty of technological advances that could potentially impact the estimates described above.  Revenues were projected to be generated in fiscal 2000 for the products in development at the acquisition date.  If these projects are not successfully developed, our future revenues and achievement of profitability may not be realized.  Additionally, the value of other intangible assets acquired may become impaired.

To date, actual results have been materially consistent with our assumptions at the time of the acquisition.  The assumptions primarily consist of a projected completion date for the products to be derived from the in-process technology acquired, the estimated cost required to bring them to completion and the pre-tax profit projected to be derived from these products.  The initial illuminators using the Compound Parabolic Collector technology are expected to ship in the fourth quarter of 2001.  While this is later than planned, the profit projected to be achieved from these products was not forecast to be material in fiscal 2000 or 2001 at the time of the acquisition.  Initial products based on extruded solid core fiber are still under development and are not expected to begin shipping until late 2002 or 2003, as projected in the development plan at the time of the acquisition.  Failure to achieve the expected levels of revenue and net income from these products during the complete life cycle will have a negative impact on the return on investment expected at the time that the acquisition was finalized.  This could also cause a reduction in value of other assets related to these development activities.

9.  Related Party Transactions

ADLT is a holder of 24% of the Company's outstanding common stock.  The company had sales to ADLT of 378,000 during the first nine months of fiscal 2001 and $2,086,000 during the first nine months of fiscal 2000.  Sales made in fiscal 2000 were primarily under the terms of a Development agreement with ADLT under which the company performed development work for hire over a fifteen month period ended December 31, 2000.  There were no sales under the Development Agreement with ADLT in fiscal 2001.

Purchases were made from ADLT under the terms of a Mutual Supply Agreement executed as part of the acquisition agreement with Unison in February 2000.  Under the terms of this agreement the Company purchased $627,000 during the first nine months of fiscal 2001 and $624,000 during the first nine months of fiscal 2000.  In addition, the Company leases office space from ADLT in Solon, Ohio.  In the first nine months of fiscal 2001 the Company paid $85,000 for rent to ADLT and for the same period in fiscal 2000 it paid $64,000.

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

When used in this discussion, the words "expects," "anticipates," "estimates," “believes” and similar expressions are intended to identify forward-looking statements.  These statements, which include statements as to the Company's future operating results, expected expenses and capital expenditure levels, expected cash flows, expected inventory levels, reductions in accounts receivable, expectations regarding market conditions, the adequacy of capital resources and growth in operations, our belief that production delays caused by certain component vendors have been rectified, and our belief as to the adequacy of existing cash balances and credit lines are subject to risks and uncertainties that could cause actual results to differ materially from those projected.  These risks and uncertainties include, but are not limited to, those risks discussed below, as well as our ability to retain and obtain customer and distributor relationships, our ability to maintain relationships with strategic partners including Advanced Lighting Technology, Inc. (“ADLT”), our ability to manage expenses and inventory levels, our ability to reduce manufacturing overhead and general and administrative expenses as a percentage of sales, our ability to reduce doubtful accounts receivable, our ability to increase cash balances in future quarters, the cost of accessing or acquiring technologies or intellectual property, the cost of enforcing or defending intellectual property, risks relating to developing and marketing new products, the ability of our lighting products to meet customer expectations, manufacturing difficulties, possible delays in the release of products, risks associated with the evolution and growth of the fiber optic lighting market, trends in price performance and adoption rates of fiber optic lighting products in Europe and the United States, our dependence on a limited number of suppliers for components and distributors for sales, our ability to obtain high-quality components at reasonable prices, the impact of limited energy resources on our manufacturing operations and business, the impact of technological advances and competitive products, and seasonal and other fluctuations in the construction industry;and the matters discussed below in the subsection entitled "Factors That May Affect Results."  These forward-looking statements speak only as of the date hereof.  The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

RESULTS OF OPERATIONS

Net sales decreased 19% to $6,717,000 for the quarter ended September 30, 2001 as compared to the same quarter a year ago.  The decrease was primarily the result of a significant decrease in commercial lighting sales due to the soft economic conditions as well as delays in shipping new products targeted at the commercial market.  This delay was caused by certain component vendors failing to deliver components built to specification, a problem which we believe has since been rectified.  New product deliveries are expected to take place in the fourth quarter of fiscal 2001.  Additionally, there was a smaller drop in pool lighting products, which had been showing growth in the quarter up until the tragedies of September 11, 2001. Sales for pool products dropped off considerably at the end of the month resulting in an overall decline for the quarter as compared to the same quarter in 2000.   Industry sources have measured a 10-15% drop in residential swimming pool sales for the pool season in 2001 as compared to 2000.  The Company expects continued relative softness in the pool lighting market through the end of 2001.  Net sales decreased by 18% to $22,064,000 for the first nine months of 2001 as compared to the same period in 2000.  This decline is primarily a result of the drop off in pool lighting sales due to poor weather early in the year and the weak economy.  For the first nine months of fiscal 2001 commercial lighting sales were down 4% compared to the same period in fiscal 2000.  For this same period, sales from European subsidiaries were down 9%.

Gross profit was $2,531,000 in the third quarter of fiscal 2001, a 23% decrease compared to the same period in the prior year.  Our gross profit margin was 38% for the third quarter of fiscal 2001, approximately two percentage points less than achieved in the same period in 2000.  The decline in gross profit margin was largely due to the lower sales causing fixed manufacturing costs to reflect a higher percentage of sales.  Gross profit for the nine months ended September 30, 2001 was $8,573,000, a 22% decline as compared to that achieved in the same period of 2000.  The gross profit margin was 39% for the first half in 2001 compared to 41% in the first half of 2000.  The decrease in gross profit margin is primarily a result of higher manufacturing overhead costs as a percentage of sales in the first nine months of 2001, due to the drop in sales not being compensated for by an equivalent drop in overhead costs.  For the first nine months of fiscal 2001, pool lighting gross profit margins declined by five percentage points as compared to gross profit margins for the same period in fiscal 2000.  The decline was due to lower margins in the spa lighting segment due to competitive price pressure and to higher fixed costs as a percentage of sales as a result of the drop in sales from the prior year.  Commercial lighting gross profit margins were approximately equal to those achieved in the prior year.

Research and development expenses were $679,000 in the third quarter of fiscal 2001, a 64% increase compared with the third quarter of fiscal 2000.  The increase is largely due to including certain expenses in research and development in fiscal 2001 which were previously included in cost of sales in fiscal 2000 as part of a development agreement. This development agreement between the Company and ADLT provided for the Company’s performing certain development work for ADLT for which the Company received consulting revenues.  A total of $280,000 in expenses for engineers and materials spent on this project were included in cost of sales in the third quarter of fiscal 2000.  Since the costs of these engineers in fiscal 2001 are no longer directly generating revenues, they are now included in research and development expenses.  The development agreement with ADLT was in place between October 1999 and December 2000.  Increases in research and development expenses for the third quarter of fiscal 2001 were offset by $139,000 of National Institute of Science and Technology (“NIST”) funds to be received in the third quarter of 2001 for work performed in the third quarter under a federal Advanced Technology Program award.  As a percentage of net sales, research and development expenses were 10% for the third quarter of fiscal 2001 versus 5% in the third quarter of fiscal 2000.

Research and development expenses in the first nine months of 2001 increased 65% over the same period in 2000 to $2,081,000.  This increase is also due to the inclusion of certain expenses totaling $788,000 in research and development this year which previously would have been included in cost of sales in 2000.  The increase in research and development expenses the first none months of 2001 was partially offset by NIST funds of $441,000 for work performed in this period, of which $302,000 has been received for work performed in the first half of 2001.  Research and development expenses were 9% of sales in the first nine months of 2001 compared to 5% in the first nine months of 2000.

Sales and marketing expenses declined 9% to $1,940,000 in the third quarter of fiscal 2001 as compared to $2,125,000 for the same period in fiscal 2000.  This decrease was primarily due to lower sales and marketing expenditures in the pool lighting market.  Sales and marketing expenses were 29% of sales in the third quarter of fiscal 2001 compared to 26% for the same quarter in fiscal 2000.   Sales and marketing expenses declined 6% to $6,270,000 in the first nine months of 2001 when compared to the same period in 2000.  Sales and marketing expenses were 28% of sales in the first nine months of 2001 and were 25% of sales for the same period in 2000.

Our general and administrative costs were $910,000 in the third quarter of fiscal 2001, an increase of 23% over costs in the third quarter of fiscal 2000.  This increase was largely a result of higher legal costs in 2001 of $84,000 relating to the adoption of a shareholders’ rights plan, SEC filings and litigation issues and higher investment banking costs of $35,000 associated with the rights plan.  General and administrative costs were 14% of revenue in the third quarter of 2001 and 9% of revenue in the same period for 2000.  General and administrative costs were $2,738,000 in the first nine months of 2001, a 22% increase over the same period in 2000.  This increase was largely due to higher legal fees of $274,000 and a $118,000 restructuring charge in the first quarter as a result of the Company reducing its workforce by 18 people, or 11%.  Excluding the restructuring charge, general and administrative expenses would have increased by 16% over the first nine months of fiscal 2000.  General and administrative costs were 12% of sales for the first nine months of 2001 and 8% of sales for the same period in 2000.

In the first nine months of fiscal 2000 there was an additional expense of $938,000 attributable to the write-off of in-process technology acquired as part of the acquisition of Unison Fiber Optic Lighting Systems, LLC (“Unison”).  There were no such charges in fiscal 2001.

Other income and expenses include income from joint ventures and interest income and expense. Our net interest expense was $5,000 in the third quarter of fiscal 2001 compared to a net interest expense of $11,000 for the same quarter in fiscal 2000.  Our net interest expense was $106,000 in the first nine months of fiscal 2001 compared to $71,000 for the first nine months of fiscal 2000.  The increase was primarily due to a greater draw down on the Company’s line of credit in the first nine months of 2001.

We recorded a net loss of $615,000 in the third quarter of fiscal 2001 as compared to a net profit of $9,000 in the third quarter of fiscal 2000.  This loss was substantially the result of the sales decrease, higher expenses and the decrease in gross profit margin.  The Company recorded a net loss of $1,609,000 for the first nine months of fiscal 2001 compared to a loss of $113,000 for the same period in 2000.  The net loss in the third quarter of fiscal 2000 included the $938,000 write-off of in-process technology.

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

In February 2000 the Company purchased Unison and accounted for the acquisition as a purchase.  In the first quarter of fiscal 2000 a total of $938,000 was expensed as a write-off of in-process technology acquired.  The company tracks progress against assumptions made at the time of the acquisition for the research and development projects which were included in the in-process technology acquired.

The total purchase price of approximately $2,550,000 was assigned, based on an independent appraisal, to the fair value of the assets acquired, including $550,000 to tangible assets acquired, $977,000 to identified intangible assets, $938,000 to in process research and development, and $85,000 to goodwill.  The in-process research and development was expensed at the acquisition date.  The value assigned to this acquired in-process research and development was determined by identifying research projects in areas for which technological feasibility had not been established as of the acquisition date.  These projects include the Compound Parabolic Collector ("CPC") project and the extruded large core fiber project.  The value was determined by estimating the revenue contribution and the percentage of completion of each of these projects.  The projects were deemed to be 56% complete on the date of acquisition, based on leveraging core technologies.  The net cash flows were then discounted utilizing a weighted averaged cost of capital of 35%, which, among other related assumptions, we believe to be fairly accurate.  The discount rate takes into consideration the inherent uncertainties surrounding the successful development of the in-process research and development, the expected profitability levels of such technology, and the uncertainty of technological advanced that could potentially impact the estimates described above.  Revenues were projected to be generated in fiscal 2000 for the products in development at the acquisition date.  If these projects are not successfully developed, our future revenues and achievement of profitability may not be realized.  Additionally, the value of other intangible assets acquired may become impaired.

To date, actual results have been materially consistent with our assumptions at the time of the acquisition.  The assumptions primarily consist of a projected completion date for the products to be derived from the in-process technology acquired, the estimated cost required to bring them to completion and the pre-tax profit projected to be derived from these products.  The initial illuminators using the Compound Parabolic Collector technology are expected to ship in the fourth quarter of 2001.  While this is later than planned, the profit projected to be achieved from these products was not forecast to be material in fiscal 2000 or 2001 at the time of the acquisition.  Initial products based on extruded solid core fiber are still under development and are not expected to begin shipping until late 2002 or 2003, as projected in the development plan at the time of the acquisition.  Failure to achieve the expected levels of revenue and net income from these products during the complete life cycle will have a negative impact on the return on investment expected at the time that the acquisition was finalized.  This could also cause a reduction in value of other assets related to these development activities.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, our cash and cash equivalents were $1,310,000 as compared to $1,230,000 at December 31, 2000.

Increased consumption of cash during the first nine months of fiscal 2001 resulted from the net loss of $1,609,000 compared to a loss of $113,000 for the same period in fiscal 2000.  After adjusting for depreciation, amortization and the write-off of in-process technology acquired, $498,000 in cash was used during the nine month period ended September 30, 2001 as compared to $1,918,000 in cash generated for the same period in fiscal 2000.  After including cash generated from working capital, a total of $518,000 in cash was generated from operating activities in fiscal 2001 as compared to $410,000 in the first nine months of fiscal 2000. In the first nine months of fiscal 2001 the Company used cash to reduce accounts payable and accruals by $1,805,000 and $184,000, respectively.  We also used cash to increase notes and other receivables by $326,000.  This use of cash was more than offset by the decrease in accounts receivable of $3,412,000 and the $629,000 reduction of inventories, resulting in positive cash flow from operations.

We spent $550,000 in cash during the first nine months of 2001 to acquire fixed assets consisting largely of computer equipment, lab equipment and tooling associated with new products.

There was a net increase of $101,000 in cash in the first nine months of fiscal 2001 from the cash proceeds from the exercise of stock options.

As a result of the cash provided by operating and financing activities and cash used by investing activities, and the affect of the exchange rate changes on cash, the Company had a net increase of cash and cash equivalents in the first nine months of fiscal 2001 of $80,000, resulting in an ending cash balance of $1,310,000.  This compares with a net generation of $613,000 in cash for the same period in fiscal 2000, and an ending cash balance of $2,517,000 for that same period.

The Company had a $5.0 million secured line of credit for working capital purposes with Wells Fargo Bank which expired August 15, 2001.  The Company is in the final stages of renewing this credit facility.  During the renewal process the existing line of credit has been extended through November 30, 2001 at a level of $3.0 million.  At the time of this report, the Company had no borrowings outstanding against the line of credit facility.

The Company also has a $404,000 bank overdraft agreement with Lloyds Bank Plc through its UK subsidiary.  There were no net borrowings against the overdraft agreement as of September 30, 2001.  In addition, at the end of the third quarter, the Company had a total borrowing of $496,000 against a credit facility which totals $675,000 held by its German subsidiary.  This borrowing is largely held to finance the offices owned by the Company in Berching, Germany.

The Company believes that existing cash balances, together with the Company’s bank lines of credit and funds that may be generated from operations, will be sufficient to finance the Company’s currently anticipated working capital requirements and capital expenditure requirements for at least the next twelve months.

RECENT PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.” SFAS 141 requires the purchase method of accounting for business combinations initiated after September 30, 2001 and eliminates the pooling-of-interests method.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, which is effective for fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company is still in the process of evaluating the potential impact the adoption of SFAS 142 will have on its financial statements.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business. This Statement also amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. The Company is in the process of evaluating the potential impact the adoption of SFAS 144 will have on its financial statements.

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

Sales of our pool and spa lighting products, which currently are available only with newly constructed pools and spas, depend substantially upon the level of new construction of pools. Sales of commercial lighting products also depend significantly upon the level of new building construction and renovation. Construction levels are affected by housing market trends, interest rates and the weather.  Because of the seasonality of construction, our sales of swimming pool and commercial lighting products, and thus our overall revenues and income, have tended to be significantly lower in the third quarter of each year. Various economic and other trends may alter these seasonal trends from year to year, and we cannot predict the extent to which these seasonal trends will continue. The U.S. economy began softening at the end of fiscal 2000 and will likely continue to be soft through 2001 and possibly beyond. As a result, we may experience difficulties collecting accounts receivable, sales and demand for our products may decrease and our operating results will probably suffer.

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

The Company has twenty-six patents as of September 2001.  There can be no assurance, however, that our issued patents are valid or that any patents applied for will be issued.  We have a policy of seeking to protect our intellectual property through, among other things, the prosecution of patents with respect to certain of our technologies. There are many issued patents and pending patent applications in the field of fiber optic technology, and certain of our competitors hold and have applied for patents related to fiber optic lighting. Although, to date, we have not been involved in litigation challenging our intellectual property rights or asserting intellectual property rights of others, we have in the past received communications from third parties asserting rights in our patents or that our technology infringes intellectual property rights held by such third parties.  Based on information currently available to us, we do not believe that any such claims involving our technology or patents are meritorious.  However, we may be required to engage in litigation to protect our patent rights or to defend against the claims of others.  In the event of litigation to determine the validity of any third party claims or claims by us against such third party, such litigation, whether or not determined in our favor, could result in significant expense and divert the efforts of our technical and management personnel, regardless of the outcome of such litigation.

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

ADDITIONAL RISK FACTORS EXIST:

Our business is subject to additional risks that could materially and adversely affect our future business, including:

•      the affects of terrorist activity and armed conflict which may disrupt general economic activity and result in revenue shortfalls;

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

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

At September 30, 2001, the Company had $496,000 in cash held in foreign currencies as translated at period end foreign currency exchange rates.  The balances for cash held overseas in foreign currencies is subject to exchange rate risk.   The Company has a policy of maintaining cash balances in local currencies unless an amount of cash is occasionally transferred in order to repay intercompany debts.

The following table summarizes the outstanding loans held by the Company’s German subsidiary.  The amounts outstanding and due in future years are translated at the rate of 2.15 DM to $1.00, which was in effect at September 30, 2001.  This debt held in overseas foreign currency is subject to exchange rate risk.

(in thousands)	Base currency	2001	2002	2003	2004	2005
Amounts outstanding	DM	$496	$496	$340	$340	$340
Amounts due	DM			$156

PART II  -  OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds

On September 12, 2001, the Company’s Board of Directors adopted a stockholder rights plan, pursuant to which one preferred stock purchase right (a “Right”) was distributed for each share of Common Stock held as of September 26, 2001.  Each Right, when exercisable, will enable the holder to purchase from the Company one one-thousandth of a share of the Company’s Series A Participating Preferred Stock at a price of $30.00 (the “Purchase Price”), subject to anti-dilution adjustments.

In general, and subject to certain specified exceptions, if a person or group (an “Acquiring Person”) acquires beneficial ownership of 15% or more of the outstanding shares of our Common Stock, then each Right (other than those held by an Acquiring Person) will entitle the holder to receive, upon exercise, shares of Common Stock (or, under certain circumstances, a combination of securities or other assets) having a value of twice the Purchase Price.  In addition, if following the announcement of the existence of an Acquiring Person the Company is involved in a business combination or sale of 50% or more of its assets or earning power, each Right (other than those held by an Acquiring Person) will entitle the holder to receive, upon exercise, shares of common stock of the acquiring entity having a value of twice the Purchase Price.  When the foregoing rights arise, any Rights owned by an Acquiring Person will immediately become void.  The Board of Directors will also have the right, after there is an Acquiring Person, to cause each Right (except those that have become void) to be exchanged for Common Stock or substitute consideration.

The Company may redeem the Rights at a price of $0.001 per Right before the existence of an Acquiring Person is announced.  The Rights expire on September 20, 2011.

This summary description of the Rights does not purport to be complete and is qualified in its entirety by reference to the Rights Agreement, which was filed as an exhibit to the Company’s Registration Statement on Form 8-A on September 21, 2001.

Item 6.            Exhibits and Reports on Form 8-K

(a)     Exhibits

Exhibit Number                                                    Description of Exhibits

3(i)                                                                          Certificate of Determination of Series A Participating Preferred Stock of
                                                                               the Company

4.1 (1)                                                                     Rights Agreement dated as of September 20, 2001 between the Company and Mellon Investor Services

10.30                                                                      Extension – Revolving Line of Credit Note of the Registrant dated as of
                                                                               August 10, 2001, to Wells Fargo Bank

(1)           Incorporated by reference from Exhibits to Form 8-A filed with the Securities Exchange Commission by the Company on September 21, 2001

(b)     Reports on Form 8-K.

The Company filed one report on Form 8-K with the Securities and Exchange Commission during the quarter ended September 30, 2001 as follows:

(i)            Current Report on Form 8-K, filed September 21, 2001, reporting under Item 5,

the Company’s announcement of its adoption of a stockholder rights plan on

September 12, 2001.

Items 1, 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIBERSTARS, INC.

Date: November 13, 2001	By:	/s/ Robert A.Connors
Robert A.Connors
Chief Financial Officer

(Principal Financial and Accounting Officer)

Exhibit Number                                    Index of Exhibits

3(i)                                                           Certificate of Determination of Series A Participating Preferred Stock of the
                                                                 Company

4.1 (1)                                                      Rights Agreement dated as of September 20, 2001 between the Company and
                                                                 Mellon Investor Services

10.30                                                        Extension – Revolving Line of Credit Note of the Company dated as of August 10,
                                                                 2001, to Wells Fargo Bank

(1)     Incorporated by reference from Exhibits to Form 8-A filed with the Securities Exchange Commission by the Company on September 21, 2001