Form 10-K405/A
period 2000-12-31
FIBERSTARS INC /CA/
filed 2001-11-21
CIK 924168

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

    In the fourth quarter, Fiberstars began selling MaxCore™ solid core fiber developed from Rohm and Haas patents acquired from Unison. MaxCore™ delivers a significant improvement in brightness and flexibility over Fiberstars' initial solid core offering. (see "Research and Product Development" in this section).

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

SELECTED CONSOLIDATED FINANCIAL DATA
(IN THOUSANDS, EXCEPT PER SHARE DATA)

YEARS ENDED DECEMBER 31,	2000	1999	1998	1997	1996
OPERATING SUMMARY
Net Sales	$36,921	$33,311	$22,682	$17,871	$15,576
Gross profit	15,019	14,333	8,546	7,824	6,544
As a percent of net sales	40.7%	43.0%	37.7%	43.8%	42.0%
Research and development expenses	1,673	1,484	1,283	1,165	962
As a percent of net sales	4.5%	4.5%	5.7%	6.5%	6.2%
Sales and marketing expenses	9,038	8,044	5,381	4,393	3,728
As a percent of net sales	24.5%	24.2%	23.7%	24.6%	23.9%
General and administrative expenses	4,023	2,558	1,675	1,419	1,254
As a percent of net sales	10.9%	7.7%	7.4%	7.9%	8.1%
Write-off in-process technology acquired	938	—	—	—	—
As a percent of net sales	2.5%	—%	—%	—%	—%
Net income (loss)	(454)	1,413	762	644	511
As a percent of net sales	(1.2)%	4.2%	3.4%	3.6%	3.3%
Net income (loss) per share
Basic	$(0.10)	$0.35	$0.21	$0.19	—
Diluted	$(0.10)	$0.35	$0.21	$0.18	$0.15
Weighted average shares of common and common stock equivalents outstanding:
Basic	4,551	3,986	3,623	3,446	—
Diluted	4,551	4,080	3,695	3,597	3,468

FINANCIAL POSITION SUMMARY
Total assets	$24,619	$20,392	$18,924	$13,124	$12,062
Cash, cash equivalents and short-term investments	1,230	1,904	1,290	5,120	4,835
Working capital	10,602	8,948	7,423	9,525	8,379
Current maturities of long-term debt	8	8	107	13	13
Long-term debt	482	626	667	17	28
Stockholders' equity	18,560	14,668	13,354	10,708	9,932
Book value per share	4.35	3.66	3.35	3.05	2.91
Common shares outstanding	4,267	4,004	3,983	3,510	3,413

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with "Selected Consolidated Financial Data" and the Consolidated Financial Statements and related Notes included elsewhere in this Report.

    When used in this discussion, the words "expects," "anticipates," "estimates," and similar expressions are intended to identify forward-looking statements. These statements, which include statements as to the Company's future operating results, expected expenses and capital expenditure levels, expected cash flows, expected inventory levels, the adequacy of capital resources expected sources of revenues and product mix, product development and expected release dates, expected shipment dates and profit projection assumptions relating to the valuation of purchased in-process research and development and growth in operations, are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as our ability to retain and obtain customer and distributor relationships, our ability to maintain relationships with strategic partners and ADLT, our ability to manage expenses and inventory levels, our ability to reduce manufacturing overhead and general and administrative expenses as a percentage of sales, our ability to collect on doubtful accounts receivable, our ability to increase cash balances in future quarters, the cost of accessing or acquiring technologies or intellectual property, the cost of enforcing or defending intellectual property, risks relating to developing and marketing new products, the ability of our lighting products to meet customer expectations, manufacturing difficulties, possible delays in the release of products, risks associated with the evolution and growth of the fiber optic lighting market, trends in price performance and adoption rates of fiber optic lighting products in Europe and the United States, our dependence on a limited number of suppliers for components and distributors for sales, our ability to obtain high-quality components at reasonable prices, the impact of limited energy resources on our manufacturing operations and business, the impact of technological advances and competitive products, and seasonal and other fluctuations in the construction industry; and the matters discussed in "Factors That May Affect Results." These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Results of Operations

NET SALES

    Net sales increased 11% to $36,921,000 in 2000 as compared to 1999. The increase was a result of growth in the sales of pool products along with additional revenues from Unison and Lightly Expressed acquisitions which was partially offset by a decline in sales of commercial lighting products. Pool lighting sales grew as a result of increases in sales of in-ground pool lighting products and in spa lighting products. The decline in commercial lighting sales was 6% or $1,120,000. This was due to a decline in European sales of $1,000,000 as a result of fewer large projects in 2000, combined with a decrease of $1,600,000 in sales to one large U.S. commercial account whose major three-year renovation project reached its completion in the middle of 2000. These declines were partially offset by increases in sales from other products ($1,480,000) including sales from products acquired in 2000 from Lightly Express and Unison. The Company does not expect that the large core product line acquired from Unison will have a significant impact on sales until 2002, when the Company expects to bring to market the other technologies acquired from Unison. The Catalyst product was discontinued from the pool product line in 2000. This did not have a material effect on pool product sales.

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

GROSS PROFIT

    Gross profit increased to $15,019,000 in 2000, a 5% increase over 1999. The increase in gross profit was less than the revenue increase due to an increase in inventory reserves taken in the fourth quarter along with a relative increase in manufacturing overhead during the year from companies acquired in 2000. The Pool lighting gross profit margin was 40.5% in fiscal 2000, an increase of 2.5 percentage points as compared to 1999. The increase was due to improved direct material costs as a percentage of sales (2%) along with lower warranty and repair costs (2%) in 2000, partially offset by additional inventory reserves taken for the discontinued Catalyst product line (1.5%). Commercial lighting gross profit margins were 40.5% in fiscal 2000, a decline of 7.0 percentage points in 2000 as compared to 1999. The decline was due to higher direct material costs as a percentage of sales from international business (3%), increased manufacturing overhead from acquired companies (2%) and higher indirect costs, including warranty and repair (2%). The increase in inventory reserves was largely against Catalyst inventories still held at the end of 2000. The Catalyst product, a pool chemical product, has been discontinued by the Company. The Company is working toward selling off this inventory, but at this time it cannot guarantee that such a sale will occur. The increase in manufacturing overhead came as a result of acquiring Unison and Lightly Expressed in 2000. The Company expects to decrease the amount of manufacturing overhead as a percentage of sales in 2001.

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

Purchased in-process research and development

    In February 2000, the Company purchased certain assets of Unison and accounted for the acquisition as a purchase. In the first quarter of fiscal 2000 a total of $938,000 was expensed as a write-off of in-process technology acquired. The company tracks progress against assumptions made at the time of the acquisition for the research and development projects which were included in the in-process technology acquired.

    The total purchase price of approximately $2,550,000 was assigned, based on an independent appraisal, to the fair value of the assets acquired, including $550,000 to tangible assets acquired, $977,000 to identified intangible assets, $938,000 to in process research and development, and $85,000 to goodwill. The in-process research and development was expensed at the acquisition date. The value assigned to this acquired in-process research and development was determined by identifying research projects in areas for which technological feasibility had not been established as of the acquisition date. These projects include the Compound Parabolic Collector ("CPC") project and the extruded large core fiber project. The value was determined by estimating the revenue contribution and the percentage of completion of each of these projects. The projects were deemed to be 56% complete on the date of acquisition, based on leveraging core technologies. The net cash flows were then discounted utilizing a weighted average cost of capital of 35%, which, among other related assumptions, the Company believes to be reasonable. This discount rate takes into consideration the inherent uncertainties surrounding the successful development of the in-process research and development, the expected profitability levels of such technology, and the uncertainty of technological advances that could potentially impact the estimates described above. Revenues were projected to be generated in fiscal 2000 for the products in development at the acquisition date. If these projects are not successfully developed, our future revenues and achievement of profitability may not be realized. Additionally, the value of other intangible assets acquired may become impaired.

    To date, actual results have been materially consistent with our assumptions at the time of the acquisition. The assumptions primarily consist of a projected completion date for the products to be derived from the in-process technology acquired, the estimated cost required to bring them to completion and the pre-tax profit projected to be derived from these products. The initial illuminators using the CPC technology are expected to ship in the fourth quarter of 2001. While this is later than planned, the profit projected to be achieved from these products was not forecast to be material in fiscal 2000 or 2001 at the time of the acquisition. Initial products based on extruded solid core fiber are still under development and are not expected to begin shipping until late 2002 or 2003, as projected in the development plan at the time of the acquisition. Failure to achieve the expected levels of revenue and net income from these products during the complete life cycle will have a negative impact on the return on investment expected at the time that the acquisition was finalized. This could also cause a reduction in value of other assets related to these development activities.

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

The accompanying notes are an integral part of these financial statements

FIBERSTARS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

For the years ended December 31, 2000, 1999 and 1998

(amounts in thousands)

	Common Stock					Notes Receivable from Shareholder	Accumulated Other Comprehensive Loss		(Accumulated Deficit) Retained Earnings
			Additional Paid-In Capital	Value of Warrants Outstanding
	Shares	Amount								Total
Balances, January 1, 1998	3,510	$—	$12,035	$		$(75)	$		$(1,252)	$10,708
Exercise of common stock options	46		164							164
Issuance of common stock under employee stock purchase plan	10		35							35
Issuance of common stock pursuant to exercise of warrants	12		11			(11)				—
Issuance of common stock for acquisitions	405		1,685							1,685
Net income									762	762

Balances, December 31, 1998	3,983	—	13,930		—	(86)		—	(490)	13,354
Exercise of common stock options	13		11							11
Issuance of common stock under employee stock purchase plan	8		32							32
Issuance of common stock pursuant to exercise of warrants						11				11
Foreign exchange rate translation adjustment								(153)		(153)
Net income									1,413	1,413

Balances, December 31, 1999	4,004	—	13,973		—	(75)		(153)	923	14,668
Exercise of common stock options	180	1	777							778
Tax benefit from exercise of stock options			174							174
Issuance of common stock under employee stock purchase plan	4		22							22
Issuance of common stock for acquisitions	100		775							775
Warrants issued during the year					2,722					2,722
Foreign exchange rate translation adjustment								(125)		(125)
Net loss									(454)	(454)
Balances, December 31, 2000	4,288	$1	$15,721		$2,722	$(75)		$(278)	$469	$18,560

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

  Revenue Recognition:

    The Company recognizes sales upon shipment. Sales and related costs of sales are recognized when persuasive evidence of an arrangement exists, delivery has occurred, price is fixed or determinable, and collectibility is probable. The Company's products are generally subject to warranties, and the Company provides for the estimated future costs of repair, replacement or customer accommodation in costs of sales. Fees for research and development services are determined on a cost-plus basis and are recognized as revenue when performed. The Company recognizes shipments to pool lighting distributors as revenue upon shipment. Estimated sales returns are recorded upon recognition of revenues from distributors having rights of return, including exchange rights for unsold products. Historically, there have been minimal returns. Shipments made to commercial lighting distributors and representatives are also recognized as revenue upon shipment because in these instances the distributor and representatives are acting as a pass-through agent to a specific lighting project for which the Company has an existing contract or purchase order.

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

5.  Acquisitions:

    On February 1, 2000 the Company completed the acquistion of selected assets of Unison Fiber Optic Systems, LLC ("Unison") from Advanced Lighting Technologies, Inc. ("ADLT"). ADLT is a 24% shareholder of Fiberstars, Inc. common stock. The Company acquired key personnel, technology and fixed assets totaling $625,000. In exchange for this the Company issued warrants to ADLT for the purchase of up to 1 million shares of the Company's common stock at $0.01 per share. These warrants may not be exercised until the price of the Company's stock reaches certain trading levels on the

Nasdaq National Market, as follows: 250,000 will be exercisable when the Company's stock price reaches $6.00; 250,000 when the price reaches $8.00; 250,000 when the price reaches $10.00; and 250,000 when the price reaches $12.00. These prices must be maintained as an average over at least 30 days. In addition, at each price level, certain sales milestones must be reached on products of Unison technology before the warrants can be exercised. However, none of the warrants will be exerciseable until a specific sales milestone is met. At ADLT's option, the warrants may be exchanged by ADLT, regardless of their exercisability, for up to 445,000 newly issued Fiberstars shares. The Company valued the acquisition based on the value of the 445,000 shares of common stock ADLT could receive immediately plus expenses of $150,000. The acquisition was valued at $2,550,000 of which $987,000 was included in goodwill, $625,000 for fixed assets acquired and $938,000 for in-process technology, which was written-off. The $938,000 allocated to in-process technology acquired was for certain lamp and optics technology and certain fiber producing technology the development of which had not yet reached a stage where it was certain that marketable products would result. There is currently no alternative use for this technology as it was designed specifically for the lighting industry. In accordance with generally accepted accounting principles, the amount allocated to in-process technology acquired, which was determined by an independent valuation, was recorded as a charge to expense in the first quarter of 2000. The Company will record additional goodwill for the fair value of the warrants for any shares in excess of 445,000 shares that become exercisable at the time the contingency is met. Also, as part of the acquisition agreement for Unison, the Company agreed to continue to provide development services to ADLT which was formalized in a Development Agreement. Under this agreement the Company agreed to pay royalties on certain products over a 10 year period at rates ranging from 3% to 1%. The fees earned under this contract were recognized as revenue in 1999 and 2000, with associated development costs included in cost of sales. ADLT and the Company also entered into a Mutual Supply Agreement.

    On April 18, 2000 the Company acquired Lightly Expressed, Ltd ("Lightly Expressed") for 100,000 shares of Fiberstars common stock and warrants to purchase 100,000 additional shares, provided certain operating profits are met in succeeding years. The acquisition was accounted for as a purchase. The Company valued the acquisition based on the value of stock and warrants issued. The value of the acquisition was $947,000 of which $815,000 was for intangibles and $132,000 for net assets acquired. The value of the acquisition attributable to the 100,000 newly issued shares was $775,000, based on the per share price of the Company's common stock. The value attributable to the 100,000 warrants issued was $344,820, based on the Black Scholes model. The key assumptions used included an exercise price of $6.00, a current share price of $7.75, and a volatility of 37% (based on historic share values). At the time of the acquisition, the Company determined that a minimum of 50% of the warrants would be exercisable and accordingly, recorded $172,410 on acquisition. The Company will record additional goodwill for any warrants that become exercisable based on the difference between the fair value on the date the contingency is met and the amount previously recorded.

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

    At December 31, 2000, a letter of credit in the amount of $250,000 was held by the Company on behalf of Sparkasse Neumarkt Bank. The letter of credit would be drawn against the Company's line of credit facility with Wells Fargo Bank in the event there were a default by the Company's German subsidiary, LBM, on its outstanding loan with Sparkasse Neumarkt Bank (See Note 7).

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

    The Company is engaged in certain legal and administrative proceedings incidental to its normal business activities. While it is not possible to determine the ultimate outcome of these actions at this time, management believes that any liabilities resulting from such proceedings, or claims which are pending or known to be threatened, will not have a material adverse effect on the Company's financial statements as a whole.

FIBERSTARS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

    Warrant activity comprised:

		Warrants Outstanding
	Shares	Exercise Price	Amount
			(in thousands)
Balances, December 31, 1997	111,041	$0.90—$5.40	$550
Warrants exercised/cancelled	(11,041)	$0.90—$5.40	$(10)

Balances, December 31, 1998	100,000	$5.40	$540
Warrants cancelled	(100,000)	$5.40	$(540)

Balances, December 31, 1999	—		$—
Warrants granted	1,100,000	$2.00—$6.00	$3,000

Balances, December 31, 2000	1,100,000	$2.00—$6.00	$3,000

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

OPTIONS OUTSTANDING				OPTIONS CURRENTLY EXERCISABLE
Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(in thousands)	(in years)		(in thousands)
$0.90-$0.90	48	1.6	$0.90	48	$0.90
$3.38-$3.94	274	3.7	$3.55	197	$3.55
$4.00-$4.88	819	3.0	$4.57	585	$4.57
$5.13-$5.88	317	2.8	$5.44	264	$5.44
$6.25-$7.13	210	5.5	$6.75	38	$6.86

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

    A summary of geographic sales is as follows (in thousands):

	Years Ended December 31,
	2000	1999	1998
U.S. Domestic	$26,533	$22,972	$18,912
Other Countries	10,388	10,339	3,770

	$36,921	$33,311	$22,682

    A summary of sales by product line is as follows (in thousands):

	Years Ended December 31,
	2000	1999	1998
Pool and Spa Lighting	$18,987	$15,261	$11,505
Commercial Lighting	16,235	17,355	10,136
Other	1,699	695	1,041

	$36,921	$33,311	$22,682

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

13.  Related Party Transactions:

    ADLT is a holder of 24% of the Company's outstanding Common Stock. In February 2000, the Company executed the Mutual Supply Agreement with ADLT under which the Company buys certain lamps and components for its illuminators and through which the Company sells its finished products to ADLT. The terms of this agreement provide for specified pricing on products purchased from and sold to ADLT. The Company has purchased, and continues to purchase, components from ADLT under the terms of this agreement. Also, in February 2000, the Company entered into a Development Agreement with Unison, a wholly owned subsidiary of ADLT, under which the Company provided development services for which it received $2 million in fees from October 1999 through January 2001.

    The Company had sales to ADLT under terms of the Mutual Supply Agreement and prior supply agreements of $542,912 during the fiscal year 2000 and $462,972 during the fiscal year 1999. Purchases were made from ADLT under these agreements with the Company for $868,831 in fiscal 2000 and $389,498 in fiscal 1999. Under the terms of the Development Agreement and a prior professional services agreement the Company received revenue from ADLT of $1,700,000 in fiscal 2000 and $300,000 in fiscal 1999.

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

14.  Purchased In-process Research and Development

    In February 2000 the Company purchased certain assets of Unison and accounted for the acquisition as a purchase (see Note 5). In the first quarter of fiscal 2000 a total of $938,000 was expensed as a write-off of in-process technology acquired. The total value of the acquisition was approximately $2,550,000.

    As of the acquisition date, the technological feasibility of the in-process technology had not been established and the technology had no alternative future use. Therefore, the Company expensed the in- process research and development in the first quarter of 2000. The remaining intangible assets are being amortized using the straight-line method over the estimated useful life of the assets, ranging from 3 to 7 years.

    The value assigned to this acquired in-process research and development was determined by identifying research projects in areas for which technological feasibility had not been established as of the acquisition date. These projects include the Compound Parabolic Collector ("CPC") project and the extruded large core fiber project. The value was determined by estimating the revenue contribution and the percentage of completion of each of these projects. The projects were deemed to be 56% complete on the date of acquisition based on a leveraging of core technology. The net cash flows were then discounted utilizing a weighted average cost of capital of 35%, which, among other related assumptions, the Company believes to be fairly accurate. This discount rate takes into consideration the inherent uncertainties surrounding the successful development of the in-process research and development, the expected profitability levels of such technology, and the uncertainty of technological advances that could potentially impact the estimates described above. Revenues were projected to be generated in fiscal 2000 for the products in development at the acquisition date. If these projects are not successfully developed, the Company's future revenues and achievement of profitability may not be realized. Additionally, the value of other intangible assets acquired may become impaired.

    To date, actual results have been materially consistent with the Company's assumptions at the time of the acquisition. The assumptions primarily consist of a projected completion date for the products to be derived from the in-process technology acquired, the estimated cost required to bring them to completion and the pre-tax profit projected to be derived from these products. The initial illuminators using the CPC technology are expected to ship in the fourth quarter of 2001. While this is later than planned, at the time of the acquisition the profit projected to be achieved from these products was not forecast to be material in fiscal 2000 or 2001. Initial products based on extruded solid core fiber are still under development and are not expected to begin shipping until late 2002 or early 2003, as projected in the development plan at the time of the acquisition. Failure to achieve the expected levels of revenue and net income from these products during the complete life cycle will have a negative impact on the return on investment expected at the time that the acquisition was finalized. This could also cause a reduction in value of other assets related to these development activities.

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

(d)
Financial Statement Schedules

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Fiberstars, Inc.
  Fremont, California

    Our audits of the consolidated financial statements referred to in our report dated February 16, 2001 appearing in Item 14(a)(1) of this Form 10-K/A also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K/A. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

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

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized, on the 21st day of November, 2001.

FIBERSTARS, INC.
By:	/s/ DAVID N. RUCKERT David N. Ruckert Chief Executive Officer (Principal Executive Officer)

    In accordance with the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID N. RUCKERT David N. Ruckert	Chief Executive Officer and Director (Principal Executive Officer)	November 21, 2001
/s/ ROBERT A. CONNORS Robert A. Connors	Chief Financial Officer (Principal Financial and Accounting Officer)	November 21, 2001
/s/ JOHN B. STUPPIN John B. Stuppin	Director	November 21, 2001
/s/ THEODORE L. ELIOT, JR. Theodore L. Eliot, Jr.	Director	November 21, 2001
/s/ MICHAEL FEUER, PH.D. Michael Feuer, Ph.D.	Director	November 21, 2001
/s/ B.J. GARET B.J. Garet	Director	November 21, 2001
/s/ WAYNE R. HELLMAN Wayne R. Hellman	Director	November 21, 2001
/s/ D. JONATHON MERRIMAN D. Jonathon Merriman	Director	November 21, 2001
/s/ ALAN J. RUUD Alan J. Ruud	Director	November 21, 2001
/s/ PHILIP WOLFSON Philip Wolfson	Director	November 21, 2001

EXHIBIT INDEX

Exhibit Number	Description of Documents
3.1‡	Amended and Restated Articles of Incorporation of the Registrant.
3.2‡	Bylaws of Registrant, as amended (composite copy).
4.1	Form of warrant issued to the Underwriters in the Company's initial public offering (incorporated by reference to Exhibit 1.1 to the Registrant's Registration Statement on Form SB-2 (Commission File No. 33-79116-LA) which became effective on August 17, 1994).
10.1†	Form of Indemnification Agreement for directors and officers of the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form SB-2 (Commission File No. 33-79116-LA) which became effective on August 17, 1994).
10.2†	1988 Stock Option Plan, as amended, and forms of stock option agreement (incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form SB-2 (Commission File No. 33-79116-LA) which became effective on August 17, 1994).
10.3†	1994 Stock Option Plan, amended as of May 24, 2000, (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 (Commission File No. 333-52042) filed with the SEC on December 18, 2000).
10.4†	1994 Employee Stock Purchase Plan, amended as of December 7, 2000, (incorporated by reference to Exhibit 99.3 to the Registrant's Registration Statement on Form S-8 (Commission File No. 333-52042) filed with the SEC on December 18, 2000).
10.5†	1994 Directors' Stock Option Plan, amended as of May 12, 1999, (incorporated by reference to Exhibit 99.2 to the Registrant's Registration Statement on Form SB-2 (Commission File No. 333-52042) filed with the SEC on December 18, 2000).
10.6	Registration Rights Agreement dated as of June 27, 1990, between the Registrant and certain holders of the Registrant's capital stock, as amended by Amendment No. 1 dated as of February 6, 1991 and Amendment No. 2 dated as of April 30, 1994 (incorporated by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form SB-2 (Commission File No. 33-79116-LA) which became effective on August 17, 1994).
10.7	Amendment No. 3 to Registration Rights Agreement to include Warrant shares as Registerable Securities (incorporated by reference to Exhibit 1.2 to the Registrant's Registration Statement on Form SB-2 (Commission File No. 33-79116-LA) which became effective on August 17, 1994).
10.8†	Stock Purchase Agreement and related Promissory Note between David N. Ruckert and the Registrant dated as of December 9, 1987, as amended (incorporated by reference to Exhibit 10.14 to the Registrant's Registration Statement on Form SB-2 (Commission File No. 33-79116-LA) which became effective on August 17, 1994).
10.9†	Common Stock Purchase Warrant dated as of June 27, 1988 issued by the Registrant to Philip Wolfson (incorporated by reference to Exhibit 10.15 to the Registrant's Registration Statement on Form SB-2 (Commission File No. 33-79116-LA) which became effective on August 17, 1994).
10.10	Lease Agreement dated December 20, 1993 between the Registrant and Bayside Spinnaker Partners IV (incorporated by reference to Exhibit 10.19 to the Registrant's Registration Statement on Form SB-2 (Commission File No. 33-79116-LA) which became effective on August 17, 1994).
10.11	Form of Agreement between the Registrant and independent sales representatives (incorporated by reference to Exhibit 10.20 to the Registrant's Registration Statement on Form SB-2 (Commission File No. 33-79116-LA) which became effective on August 17, 1994).

10.12†	Consulting Agreement dated August 25, 1994, between the Registrant and Philip Wolfson, M.D. (incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1994).
10.13*	Distribution Agreement dated March 21, 1995, between the Registrant and Mitsubishi International Corporation (incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1994).
10.14	Stock Purchase Agreement dated March 21, 1995, among the Registrant, Mitsubishi International Corporation and Mitsubishi Corporation (incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1994).
10.15	Promissory Note dated as of October 7, 1996, issued in favor of the Registrant by Steve Keplinger (incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1996).
10.16	Promissory Note dated as of March 25, 1997, issued in favor of the Registrant by Barry Greenwald (incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1996).
10.17	Promissory Note dated as of March 15, 1998, issued in favor of the Registrant by Barry Greenwald (incorporated by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1997).
10.18*	Asset Purchase Agreement dated August 31, 1998, by and among Fibre Optics International, Inc., Douglas S. Carver, Dave M. Carver, and the Registrant (incorporated by reference to Exhibit 10.32 to the Registrant's Amended Annual Report on Form 10-KSB/A for the year ended December 31, 1998).
10.19	Asset Purchase Agreement dated as of November 19, 1998, by and among the Registrant, Hillgate (4) Limited, Crescent Lighting Limited, Michael Beverly Morrison and Corinne Bertrand (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the SEC on December 4, 1998).
10.20*	Purchase and Take-over Agreement between Frau Claudia Mann, acting for LBM Lichtleit-Fasertechnik and Fiberstars Deutschland GmbH, represented by its Managing Director Herr Bernhard Mann (incorporated by reference to Exhibit 10.34 to the Registrant's Amended Annual Report on Form 10-KSB/A for the year ended December 31, 1998).
10.21*	Asset Purchase Agreement dated as of December 30, 1998, between Respironics, Inc. and the Registrant (incorporated by reference to Exhibit 10.35 to the Registrant's Amended Annual Report on Form 10-KSB/A for the year ended December 31, 1998).
10.22	Multi-tenant Industrial Triple Net Lease last executed December 1, 1998, between the Registrant and Catellus Development Corporation (incorporated by reference to Exhibit 10.36 to the Registrant's Amended Annual Report on Form 10-KSB/A for the year ended December 31, 1998).
10.23	Multi-tenant Industrial Lease Agreement (Modified Gross) dated September 15, 1998 between the Registrant and Harsch Investment Corp., as Agent for MacArthur/Broadway Center, Inc. (incorporated by reference to Exhibit 10.37 to the Registrant's Amended Annual Report on Form 10-KSB/A for the year ended December 31, 1998), as amended by First Amendment to Lease dated December 13, 1999 (incorporated by reference to Exhibit 10.37 to the Registrant's Amended Annual Report on Form 10-K 405/A for the year ended December 31, 1999).
10.24	Amended and Restated Promissory Note dated March 25, 1999, between the Registrant and J. Steven Keplinger (incorporated by reference to Exhibit 10.40 to the Registrant's Amended Annual Report on Form 10-KSB/A for the year ended December 31, 1998).

10.25	Asset Purchase Agreement dated as of January 14, 2000 among Fiberstars, Inc. and Unison Fiber Optic Lighting Systems, LLC (incorporated by reference to Exhibit 7.0 to Advanced Lighting Technologies, Inc.'s Amendment No. 3 to Schedule 13D filed with the SEC on March 9, 2000).
10.26	Agreement and Plan of Reorganization dated April 18, 2000 between Fiberstars, Inc. and Lightly Expressed, Ltd. (VA), Lightly Expressed, Ltd. (CA), William Leaman and Michael Weber (incorporated by reference to Exhibit 2.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
10.27	Loan Agreement dated September 1, 2000, between the Registrant and Wells Fargo Bank (incorporated by reference to Exhibit 10.32 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
10.28	Term Commitment Note of the Registrant dated as of September 1, 2000, to Wells Fargo Bank (incorporated by reference to Exhibit 10.30 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
10.29	Revolving Line of Credit Note of the Registrant dated as of September 1, 2000, to Wells Fargo Bank (incorporated by reference to Exhibit 10.31 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
10.30*‡	Three (3) Year Supply Agreement dated November 30, 2000 between the Registrant and Mitsubishi International Corporation.
10.31	Restated Investor Agreement dated January 31, 2000, between the Registrant, Advanced Lighting Technologies, Inc., and Unison Fiber Optic Lighting Systems, LLC (incorporated by reference to Exhibit 7(d) to Advanced Lighting Technologies, Inc.'s Amendment No. 3 to Schedule 13D filed with the SEC on March 9, 2000).
10.32*‡	Exclusive Marketing and Distribution Agreement between Fiberstars, Inc. and Laars, Inc. effective July 31, 2000.
21.1‡	Significant subsidiaries of Fiberstars, Inc.
23.1	Consent of Independent Accountants.

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
PART IV.
  Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K
REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE
SIGNATURES
EXHIBIT INDEX