Form 10-K405
period 2001-12-31
FIBERSTARS INC /CA/
filed 2002-04-01
CIK 924168

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15() OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Title of Each Class
 Common Stock, $0.0001 par value
Series A Participating
Preferred Stock
Purchase Rights

        Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☒

        The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $7,289,000 as of March 29, 2002 based upon the last trading price of the Common Stock of registrant on the Nasdaq National Market as of that date. This calculation does not reflect a determination that any person is an affiliate of the registrant for any other purpose.

        As of March 29, 2002, there were 4,656,812 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Items 10 (as to directors and Section 16 (a) Beneficial Ownership Reporting Compliance), 11, 12, 13 of Part III of this Report on Form 10-K incorporates information by reference from registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for registrant's 2002 Annual Meeting of Shareholders to be held May 22, 2002.

        When used in this Report, the words "expects," "anticipates," "estimates," "plans," and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements as to the Company's future operating results, capital expenditures, product development and enhancements, liquidity and strategy, our accounting policies, development and marketing of new products, relationships with customers and distributors, relationships with suppliers and ability to obtain components, as well as our remarks concerning our ability to compete in the fiber optic lighting market, the evolution and future size of the fiber optic lighting market, seasonal fluctuations, our expectations concerning the future performance of our acquired businesses, trends in the price and performance of fiber optic lighting products, the benefits and performance of our lighting products, the adequacy of our current facilities, our strategy with regard to protecting our proprietary technology, our ability to retain qualified employees, our relationship with Advanced Lighting Technology, Inc. ("ADLT") and future technologies expected to result from our relationship with ADLT. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as our ability to retain and obtain customer and distributor relationships, the cost of accessing or acquiring technologies or intellectual property, risks relating to developing and marketing new products, manufacturing difficulties, possible delays in the release of products, our ability to obtain components at reasonable prices, the impact of technological advances and competitive products, our ability to attract and retain qualified employees; and the risks set forth below under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Results" and in the Company's other periodic filings with the Securities and Exchange Commission (the "SEC"). These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

        Fiberstars®, BritePak®, MaxCore™, Fiberstars EFO™ and Fiberstars Underground Illuminator™ are our registered trademarks. We also refer to trademarks of other corporations and organizations in this document.

PART I

Item 1. Description of Business

Overview

        Fiberstars, Inc. ("Fiberstars" or the "Company"), incorporated in California in 1985, develops and markets fiber optic lighting systems which are used in a variety of commercial and residential applications. The Company pioneered in the use of fiber optic technology in lighting. By continuing to improve the price and performance of its products and by expanding its marketing efforts, Fiberstars has become the world's leading supplier in this emerging market.

        The Company's products often have advantages over conventional lighting in areas of efficiency, safety, maintenance and beauty, and thus can be used in place of conventional lighting in a number of applications. By delivering special lighting effects which conventional lighting often cannot match, fiber optic lighting systems are especially attractive for a wide range of decorative applications, such as the lighting of swimming pools and spas, signage, "neon" decoration, landscaping, and other areas of use within the commercial and residential markets. New technology developed by Fiberstars can be used for commercial and industrial downlights, and can save up to 80% of the energy consumed by conventional electric lighting. This technology is also used in a new, non-fiber optic Fiberstars electric light for swimming pools which offers many benefits compared to other electric pool lights.

        The Company designs, develops and manufactures its lighting systems and distributes its products worldwide, primarily through independent sales representatives, distributors and swimming pool builders.

Products

        Fiberstars' lighting systems combine three types of products—illuminators, fiber tubing, and fixtures—in configurations designed to meet the needs of specific markets. The electrically powered illuminators generate and focus light into the ends of optical fiber. Fiber tubing products connect to the illuminators and are designed to emit light either at the end of the tube as a spot source of light, or along the length of the tube, similar in effect to neon lighting. The systems can also include fixtures and other accessories designed for specific applications.

  Illuminators

        The Company manufactures a number of different illuminators for use in different applications. Most commercial illuminators utilize metal halide high intensity discharge (H.I.D.) lamps to provide long life and maximum brightness. Some include patented optical systems which have been designed by Fiberstars to enhance performance. Our lower cost illuminators use quartz halogen lamps, some of which are custom manufactured to Fiberstars' specifications.

        New products shipped in 2001 include the Fiberstars Underground Illuminator™ for the swimming pool market, and Fiberstars EFO™ for commercial lighting markets. The Underground Illuminator, which, as the name suggests, can be buried in the ground for pool or landscape lighting installations, won a product of the year award at the 2001 Light Fair Trade Show in Las Vegas. These systems use Fiberstars' patented new CPC™ non-imaging optical system for efficiency in fiber optic light delivery.

  Fiber Tubing

        Fiberstars EFO™ also takes advantage of our patented, proprietary new large core fiber optic product called MaxCore™, which has outstanding clarity with low attenuation for fiber optic lighting applications. The combination of CPC optics and MaxCore fibers yields light output performance ranging from 30 to 60 lumens-per-watt (depending on the configuration of the system), compared to approximately 12 lumens-per-watt for incandescent lamps.

        Fiberstars also markets small diameter stranded fiber products, such as its patented BritePak® fiber tubing which can maintain reasonably consistent brightness for side-lit fiber runs up to 100 feet in length. For end-lit applications, a wide variety of fiber sizes are available to enable one illuminator to illuminate several spotlights which are typically placed within fifty feet from the illuminator.

        All of Fiberstars' fiber tubing products are manufactured in various lengths and diameters to meet the requirements of each particular market and application.

  Fixtures and Accessories

        Fiberstars designs certain fixtures and accessories within product lines. Other fixtures are supplied by third parties. The Company's Commercial Lighting Division produces a broad assortment of ceiling and landscape fixtures from which lighting designers may choose.

        As part of its acquisition of Lightly Expressed, Ltd. ("Lightly Expressed") in May 2000, Fiberstars acquired a line of high-end display case fixtures and a process for the manufacture of lightbars. The Company manufactures additional lightbar designs and purchases others under OEM contracts from a manufacturer in Canada to offer a complete product line to customers. We believe that fiber optics is ideal for case lighting because all of the light is directed within a 60 degree angle which highlights merchandise well and does not generate heat like traditional (incandescent) lighting.

Applications and End-Users

        The Company's fiber optic lighting products are manufactured to the specifications of architects, professional lighting designers, swimming pool builders or end-users. Our products have been installed for commercial lighting applications in fast food restaurants such as Burger King and McDonald's; retail stores such as Tiffany, Footlocker, Starbucks, Nordstrom's, Albertson's, Giant Food and Toys R Us; hotels such as the MGM Grand, Caesar's Palace, the Venetian and the Stratosphere Tower in Las Vegas; and entertainment facilities such as theme parks operated by the Walt Disney Company and Universal Studios. Fiberstars commercial lighting systems also have been used in a number of specialty applications, including theatrical productions, bridges, theater aisles and ceilings, and have been used by the Monterey Bay Aquarium, Marathon Coach, HBO Studios, AMC theaters, Chevron, New York's Trump Tower and New York Life.

        The Company's primary products for pool and spa lighting are designed to provide underwater lighting for newly constructed pools. In addition, Fiberstars markets products for spa lighting, pool perimeter lighting, patios, decks and landscape lighting. The Company's underwater lighting systems are installed in pools and spas built by major national pool builders and builder groups, as well as numerous regional and local pool builders throughout the United States and Canada.

Sales, Marketing and Distribution

  Commercial Lighting Products

        In the commercial lighting market, the Company's marketing efforts are directed at creating specifications for Fiberstars' systems in plans developed by architects, professional lighting designers and building owners. The Company reaches these professionals through its own national account sales personnel as well as approximately 60 independent lighting representative organizations throughout the United States, approximately 20 of which account for a substantial majority of the Company's commercial lighting product sales. The independent lighting representatives assist in the specification process, directing orders to electrical equipment distributors, who, in turn, purchase products from Fiberstars. Domestic distributors of commercial lighting products typically do not engage in marketing efforts or stock any inventory of the Company's products. The Company's arrangements with its independent representatives do not prohibit the handling of conventional lighting products, including products that may be competitive with those of the Company, although such representatives typically do not handle competing fiber optic lighting products.

        Internationally, the Company's products are sold in Europe through two subsidiaries, Crescent Lighting Ltd. in the UK and Lichtberatung Mann (LBM) in Germany. Together, these two companies oversee the sales operations in Europe which, as in the U.S., include sales through sub-distributors and sales representatives.

        Outside of Europe, Fiberstars' commercial lighting products are sold internationally in more than 34 countries by approximately 17 distributors, including Mitsubishi and Venture Lighting Japan, an ADLT company. In February 2000, Fiberstars Australasia Pty Ltd., the Company's 46.5%-owned joint venture in Australia, sold its net assets and the distribution rights to its products for Australia, New Zealand, Indonesia, Malaysia and Fiji to ADLT Australia. The Company retains its interest in the joint venture through which it recognizes a small income from royalties on certain illuminator sales.

  Swimming Pool and Spa Products

        The Company's underwater lighting products are sold primarily for installation in new swimming pools and spas. Accordingly, our marketing efforts for swimming pool and spa products depend on swimming pool builders to recommend our products to their customers and to adapt their swimming pool designs to include Fiberstars lighting systems. The Company utilizes its own national and regional sales managers as well as the sales organization of the Laars/Jandy Division of Waterpik Technologies Inc. ("Waterpik"), which specializes in selling swimming pool products to pool builders and pool product distributors. Waterpik receives a commission on sales in its territory. Regional and national distributors in the swimming pool market stock the Company's products to fill orders received from swimming pool builders. Some of these distributors engage in limited marketing activities for the Company's products.

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

        South Central Pools ("SCP"), the largest pool distributor in the U.S. and the Company's largest pool customer, accounted for approximately 8% of the Company's net sales in 2001, 9% in 2000 and 10% in 1999. The Company expects to maintain its business relationship with SCP; however, a cessation or substantial decrease in the volume of purchases by this customer could reduce availability of the Company's products to end users and could, in turn, have a material adverse effect on the Company's net sales and results of operations. At December 31, 2001, SCP accounted for 10% of accounts receivable and at December 31, 2000, they accounted for more than 9% of accounts receivable.

        Sales of the Company's pool and spa products follow a seasonal pattern, which typically results in higher sales in the second and fourth quarters as pool distributors stock shelves for the spring and summer seasons. The first quarter pool sales tend to be the lowest of any quarter for the year. In conformity with industry practice, extended terms are given to distributors for shipments in the fourth quarter of the year whereby they receive products in November and December which they pay for in equal installments from March through June of the following year.

        The majority of sales of the Company's swimming pool lighting systems to date have been made in the U.S., Canada and Australia. However, the Company entered into a distribution agreement in Europe in 1998 with Astral, a European pool equipment company. Sales to Astral were not material in 2001, 2000 or 1999.

  Geographic Areas and Product Lines

        The Company sells its products worldwide and has two product lines: Pool and Spa Lighting and Commercial Lighting. Information on the geographic split of revenues and revenues by product line may be found in Note 12 to the Company's Consolidated Financial Statements.

Backlog

        The Company normally ships product within a few days after receipt of an order and generally does not have a significant backlog of orders, except at year end. The Company's backlog at the end of 2001 was $2,182,000 compared to $2,161,000 at the end of 2000. The Company does not consider backlog to be an indicator of future performance.

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

        The Company believes that its products compete favorably against conventional lighting in such areas as aesthetic appeal, ease of installation, maintenance and power consumption. The unique characteristics of fiber optic lighting (such as no heat or electricity at the light fixture, ability to change colors and remote lamp replacement) enable our products to be used in some situations where conventional lighting is not practical. However, the initial purchase price of the Company's products is typically higher than conventional lighting, and the Company's products tend to be less bright than conventional alternatives. These deficiencies are being addressed in whole or in part by Fiberstars' new CPC technology products. In the case of neon lighting, certain popular neon colors, such as bright red, cannot be achieved as effectively with the Company's products.

        Fiberstars is engaged in ongoing efforts to develop and improve its products, adapt its products for new applications and design and engineer new products. The Company expects that its ability to compete effectively with conventional lighting technologies, other fiber optic lighting products and new lighting technologies that may be introduced will depend substantially upon achieving greater brightness and reducing the cost of the Company's systems. In December 2001 the Company introduced new illuminators based on its patented CPC optical technology that improves performance by more efficiently capturing available lamp light from highly efficient metal halide lamps. These products are an outgrowth of advanced technology acquired as part of the Company's acquisition of Unison (see "Research and Product Development" in this section).

        Providers of conventional lighting systems include large lamp manufacturers and lighting fixture companies, which have substantially greater resources than the Company. These conventional lighting companies may introduce new and improved products, that may reduce or eliminate some of the competitive advantages of the Company's products. In commercial lighting, the Company also competes primarily with local and regional neon lighting manufacturers and craftspeople who, in many cases, are better established in their local markets than the Company.

        Direct competition from other fiber optic lighting products has continued to increase. Competitive products are offered in the pool market by Pentair, Inc.'s American Products Division, a major manufacturer of pool equipment and supplies, as well as Super Vision International. In commercial lighting, fiber optic lighting products are offered by an increasing number of smaller companies, some of which compete aggressively on price. Some of these competitors offer products with performance characteristics similar to those of the Company's products. Certain large companies in the conventional lighting industry are manufacturing fiber optic lighting systems that compete with the Company's products. Schott, a German glass fiber company, has formed an entity to enter the U.S. market. Many companies compete with the Company in Asia, including Mitsubishi, Bridgestone and Toray. Mitsubishi sells Fiberstars BritePak® fiber tubing in Japan.

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

Assembly, Testing and Quality Assurance

        The Company's illuminator manufacturing consists primarily of final assembly, testing and quality control. The Company uses independent contractors to manufacture some components and sub-assemblies, and has worked with a number of its vendors to design custom components to meet Fiberstars' specific needs. Inventories of domestically produced component parts are managed on a just-in-time basis when practicable. The Company's quality assurance program provides for testing of all sub-assemblies at key stages in the assembly process as well as testing of finished products.

        Under a supply agreement which was renewed in January 2001, Mitsubishi is the sole supplier of the Company's small diameter stranded fiber, which is the Company's largest selling fiber product. Since the Unison acquisition, Fiberstars has been manufacturing large core fiber. The Company expects to maintain its relationship with Mitsubishi. Mitsubishi owns approximately 2.8% of the Company's outstanding common stock and distributes certain Fiberstars' products in Japan. The Company also relies on sole source suppliers for certain lamps, reflectors, remote control devices and power supplies. Although the Company cannot predict the effect that the loss of one or more of such suppliers would have on the Company, such loss could result in delays in the shipment of products and additional expenses associated with redesigning products and could have a material adverse effect on the Company's operating results.

Research and Product Development

        The Company believes that growth in fiber optic lighting will be driven by improvements in technology to provide increased brightness at lower costs. Accordingly, the Company is committing much of its research and development resources to those challenges. In 2001, the Company completed the redesign of its high-end commercial illuminator, improving brightness. New optical technology developed by Fiberstars following the Unison acquisition has resulted in new illuminator products for both the swimming pool and the commercial lighting division. These products shipped for the first time in December 2001 and early 2002. These new technology products are believed to be state-of-the-art in fiber optic lighting. Despite its ongoing development efforts, there can be no assurance that the Company will be able to achieve future improvements in brightness and cost, or that competitors will not develop lighting technologies that are brighter, less expensive or otherwise superior to those of the Company.

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

1.
The Company has received contributions from Unison personnel to its long range plans. For example, John Davenport, former manager of research and development at GE Lighting, has become the Company's Chief Technology Officer.

2.
The Company believes that the technology acquired has the potential to deliver the light output of certain electric lamps at competitive pricing, which has been a major goal of the Company. Additionally, the Company acquired 12 patents and a number of patents-pending, including technology in lamps, optics and fiber. Research and development based on the acquired technology has resulted in a number of patent applications and patents being issued in addition to those acquired in the transaction.

3.
In connection with the acquisition, the Company entered into an ongoing technology exchange and supply agreement with ADLT covering lamps, power supplies, optical coatings and fixtures for fiber optic lighting applications.

4.
The agreement provides the Company with $2,000,000 in research and development funds, to be paid over five quarters, against milestones for the completion of development work on large core plastic optical fiber as well as new technology lamp/optics projects. In exchange, the Company is required to pay royalties on the sales of products these technologies produce at a rate of 3% for five years, 2% for the next two years and 1% for the next three years, after which the Company assumes exclusive royalty-free rights. The Company began paying royalties in 2001.

5.
The acquisition also included certain tangible assets valued, in the aggregate at $625,000, including large core fiber manufacturing and fiber making equipment and certain other research and development equipment.

The Company's goal, with the acquired technology from ADLT, is to improve the price/performance of fiber optic lighting systems to compete more directly with conventional lighting across a much broader spectrum of the general lighting market.

        In 2000 the Company received a federal grant from the National Institute of Standards and Technology ("NIST") for up to $2,000,000 in funding over three years for research and development of solid core fiber for lighting purposes. This contract provided the Company with $520,000 in funding for the eleven-month period ended September 2001 and the Company has received approval to spend an additional $914,000 for the one-year period ending September 2002. Additional amounts under the contract are to be released each year in September.

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

Intellectual Property

        The Company believes that the success of its business depends primarily on its technical innovations, marketing abilities and responsiveness to customer requirements, rather than on patents, trade secrets, trademarks, copyrights and other intellectual property rights. Nevertheless, the Company has a policy of seeking to protect its intellectual property through patents, license agreements, trademark registrations, confidential disclosure agreements and trade secrets. As of December 31, 2001, the Company's intellectual property portfolio consisted of 31 issued U.S. patents, 29 allowed U.S. patents, 8 pending U.S. patent applications, 35 pending Patent Cooperation Treaty, or PCT, patent applications filed with the World Intellectual Property Organization and which serve as the basis of national patent filings in countries of interest. The Company's issued patents expire at various times between August 2008 and November 2021. Generally, the term of patent protection is 20 years from the earliest effective filing date of the patent application. There can be no assurance, however, that the Company's issued patents are valid or that any patents applied for will be issued. There can be no assurance that the Company's competitors or customers will not copy aspects of the Company's fiber optic lighting systems or obtain information that the Company regards as proprietary. There also can be no assurance that others will not independently develop products similar to those sold by the Company. The laws of some foreign countries in which the Company sells or may sell its products do not protect the Company's proprietary rights in its products to the same extent as do the laws of the United States.

        The Company is aware that a large number of patents and pending patent applications exist in the field of fiber optic technology. The Company also is aware that certain of its competitors hold and have applied for patents related to fiber optic lighting. Although, to date, the Company has not been involved in litigation challenging its intellectual property rights, the Company has in the past received communications from third parties asserting rights in its patents or that the Company's technology infringes intellectual property held by such third parties. Based on information currently available to the Company, it does not believe that any such claims involving the Company's technology or patents are meritorious. However, the Company may be required to engage in litigation to protect its patent rights or to defend against the claims of others. There can be no assurance that third parties will not assert claims that the Company's products infringe third party patents or other intellectual property rights or that, in case of a dispute, licenses to such technology will be available, if at all, on reasonable terms. In addition, the Company may need to take legal action to enforce its intellectual property rights in the future. In the event of litigation to determine the validity of any third-party claims or claims by the Company against third-parties, such litigation, whether or not determined in favor of the Company, could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel from productive tasks. Also, in the event of an adverse ruling in such litigation, the Company might be required to expend significant resources to develop non-infringing technology or to obtain licenses to the infringing technology, which licenses may not be available on acceptable terms. In the event of a successful claim against the Company and the Company's failure to develop or license a substitute technology, the Company's operating results could be adversely affected.

Employees

        As of December 31, 2001, the Company had 144 full time employees, of whom 45 were involved in sales, marketing and customer service, 16 in research and product development, 69 in assembly and quality assurance, and 14 in finance and administration. From time to time the Company also employs part time personnel in various capacities, primarily assembly and clerical support. The Company has never experienced a work stoppage, no employees are subject to any collective bargaining agreement, and the Company considers its employee relations to be good.

        The Company believes that its future success will depend to a large extent on the continued contributions of certain employees, many of whom would be difficult to replace, and on its ability to attract and retain qualified technical, sales, marketing and management personnel, for whom competition is intense. The loss of or failure to attract and retain any such persons could delay product development cycles, disrupt the Company's operations or otherwise harm the Company's business or results of operations.

Item 2. Description of Property

        The Company's principal executive offices and manufacturing and assembly facilities are located in a 60,000 square foot facility in Fremont, California, under a lease agreement expiring in 2006. The Company has other local offices under lease in the United States in Seattle, Washington and in Europe in the United Kingdom in Thatcham. It also owns a local office in Berching, Germany. The Company believes that its current facilities are adequate to support its current and anticipated near-term operations and that it can obtain additional space it may need in the future at commercially reasonable terms.

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

Item 4. Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders during the quarter ended December 31, 2001.

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

	High	Low
First quarter 2000	$10 3/8	$4 1/4
Second quarter 2000	13	6 5/8
Third quarter 2000	11 1/8	5 13/16
Fourth quarter 2000	7 13/16	5 7/8
First quarter 2001	8.69	4.69
Second quarter 2001	5.00	3.75
Third quarter 2001	4.75	3.31
Fourth quarter 2001	4.04	2.95

        There were approximately 225 holders of record of the Company's Common Stock as of March 29, 2002, and the Company estimates that at that date there were approximately 800 additional beneficial owners.

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

SELECTED CONSOLIDATED FINANCIAL DATA
(IN THOUSANDS, EXCEPT PER SHARE DATA)

YEARS ENDED DECEMBER 31,	2001	2000	1999	1998	1997
OPERATING SUMMARY
Net sales	$29,053	$36,921	$33,311	$22,682	$17,871
Gross profit	11,447	15,019	14,333	8,546	7,824
As a percent of net sales	39.4%	40.7%	43.0%	37.7%	43.8%
Research and development expenses	2,764	1,673	1,484	1,283	1,165
As a percent of net sales	9.5%	4.5%	4.5%	5.7%	6.5%
Sales and marketing expenses	8,371	9,038	8,044	5,381	4,393
As a percent of net sales	28.8%	24.5%	24.2%	23.7%	24.6%
General and administrative expenses	3,627	4,023	2,558	1,675	1,419
As a percent of net sales	12.5%	10.9%	7.7%	7.4%	7.9%
Write-off in-process technology acquired	—	938	—	—	—
As a percent of net sales	—%	2.5%	—%	—%	—%
Net income (loss)	(2,128)	(454)	1,413	762	644
As a percent of net sales	(7.3)%	(1.2)%	4.2%	3.4%	3.6%
Net income (loss) per share
Basic	$(0.45)	$(0.10)	$0.35	$0.21	$0.19
Diluted	$(0.45)	$(0.10)	$0.35	$0.21	$0.18
Weighted average shares of common and common stock equivalents outstanding:
Basic	4,756	4,572	3,986	3,623	3,446
Diluted	4,756	4,572	4,080	3,695	3,597

FINANCIAL POSITION SUMMARY
Total assets	$21,453	$24,619	$20,392	$18,924	$13,124
Cash, cash equivalents and short-term investments	584	1,230	1,904	1,290	5,120
Working capital	8,498	10,602	8,948	7,423	9,525
Short-term borrowings	101	8	8	107	13
Long-term borrowings	419	482	626	667	17
Stockholders' equity	16,431	18,560	14,668	13,354	10,708
Book value per share	3.80	4.35	3.66	3.35	3.05
Common shares outstanding	4,328	4,288	4,004	3,983	3,510

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with "Selected Consolidated Financial Data" and the Consolidated Financial Statements and related Notes included elsewhere in this Report.

        When used in this discussion, the words "expects," "anticipates," "estimates," and similar expressions are intended to identify forward-looking statements. These statements, which include statements as to the Company's future operating results, sources of revenues, expected expenses and capital expenditure levels, expected cash flows, the adequacy of capital resources, growth in operations, our expectations concerning future performance of our acquired businesses, future growth in fiber optic lighting, our accounting policies, our future products and expected shipment dates, seasonal fluctuations, our future products and expected shipment dates, are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as our ability to retain and obtain customer and distributor relationships, our ability to maintain relationships with strategic partners and ADLT, our ability to manage expenses and inventory levels, our ability to reduce manufacturing overhead and general and administrative expenses as a percentage of sales, our ability to collect on doubtful accounts receivable, our ability to increase cash balances in future quarters, the cost of accessing or acquiring technologies or intellectual property, the cost of enforcing or defending intellectual property, risks relating to developing and marketing new products, the ability of our lighting products to meet customer expectations, manufacturing difficulties, possible delays in the release of products, risks associated with the evolution and growth of the fiber optic lighting market, trends in price performance and adoption rates of fiber optic lighting products in Europe and the United States, our dependence on a limited number of suppliers for components and distributors for sales, our ability to obtain high-quality components at reasonable prices, the impact of limited energy resources on our manufacturing operations and business, the impact of technological advances and competitive products, and seasonal and other fluctuations in the construction industry; and the matters discussed in "Factors That May Affect Results." These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Results of Operations

  Net Sales

        Net sales decreased 21% to $29,053,000 in 2001 as compared to 2000. The decrease was a result of a decline in the sales of pool products of 25% or $4,693,000 along with a decline in sales of commercial lighting products of 9% or $1,476,000. The decline in pool lighting sales was largely due to lower sales of in-ground pool lighting products as a result of a decrease generally in the pool industry in the U.S., together with increased competition. The decrease in commercial lighting sales was due to a decline in International sales of 13% or $1,078,000 as a result of fewer large projects in Germany and the Far East in 2001, combined with a decrease of 6% or $480,000 in sales in U.S. commercial lighting accounts, with a majority of the decrease occurring in themed entertainment lighting in the second half of 2001, particularly after the September 11 tragedy.

        Net sales increased 11% to $36,921,000 in 2000 as compared to 1999. The increase was a result of growth in the sales of pool products along with additional revenues from Unison and Lightly Expressed acquisitions which was partially offset by a decline in sales of commercial lighting products. Pool lighting sales grew as a result of increases in sales of in-ground pool lighting products and in spa lighting products. The decline in commercial lighting sales was 6% or $1,120,000. This was due to a decline in European sales of $1,000,000 as a result of fewer large projects in 2000, combined with a decrease of $1,600,000 in sales to one large U.S. commercial account whose major three-year renovation project reached its completion in the middle of 2000. These declines were partially offset by increases in sales from other products of $1,480,000 including sales from products acquired in 2000 from Lightly Expressed and Unison. The Company does not expect that the large core product line acquired from Unison will have a significant impact on sales until late 2002 or 2003, when the Company expects to bring to market the other technologies acquired from Unison. The Catalyst product was discontinued from the pool product line in 2000. This did not have a material effect on pool product sales.

        International sales accounted for approximately 27% of net sales in 2001 as compared to 28% of net sales in 2000 and 31% in 1999. The relative decrease in international sales from 2000 to 2001 was a result of the larger decline in international pool lighting sales. The relative decrease in international sales in 2000 from 1999 was due to the decline in sales by the Company's European subsidiaries which was partially due to the significant drop in exchange rates for European currencies relative to the US dollar in 2000.

  Gross Profit

        Gross profit decreased to $11,447,000 in 2001, a 24% decrease as compared to 2000. The pool lighting gross profit margin was 35.4% in fiscal 2001, a decrease of 5.1% as compared to 2000. The decrease was due to increased competition in spa lighting sales which caused margins to decrease of 2%, along with higher fixed costs as a percentage of sales as a result of the decline in overall pool lighting sales of 3%. Commercial lighting gross profit margins improved to 43.4% in fiscal 2001, an increase of 2.8% in 2001 as compared to 2000. The increase was due primarily to higher margins in the German operations in Europe of 2%.

        Gross profit increased to $15,019,000 in 2000, a 5% increase over 1999. The increase in gross profit was less than the revenue increase due to an increase in inventory reserves taken in the fourth quarter of fiscal 2001 along with a relative increase in manufacturing overhead during the year from companies acquired in 2000. The increase in inventory reserves was largely against Catalyst inventories still held at the end of 2000. The Catalyst product, a pool chemical product, has been discontinued by the Company. The increase in manufacturing overhead came as a result of acquiring Unison and Lightly Expressed in 2000.

        The pool lighting gross profit margin was 40.5% in fiscal 2000, an increase of 2.5% as compared to 1999. The increase was due to improved direct material costs as a percentage of sales of 2% along with lower warranty and repair costs of 2% in 2000, partially offset by additional inventory reserves taken for the discontinued Catalyst product line of 1.5%. Commercial lighting gross profit margins were 40.5% in fiscal 2000, a decline of 7.0% in 2000 as compared to 1999. The decline was due to higher direct material costs as a percentage of sales from international business of 3%, increased manufacturing overhead from acquired companies of 2% and higher indirect costs, including warranty and repair of 2%.

  Operating Expenses

        Research and development expenses were $2,764,000 in 2001, a 65% increase over $1,673,000 in research and development expenses in 2000. The increase was largely due to the inclusion in 2001 of development costs that were included in cost of sales in 2000 as production costs incurred as part of the ADLT development agreement of $976,000. These production costs, which were assigned to a development agreement with ADLT in 2000, are now categorized as a research and development expense in 2001 as a result of the development contract having been completed in 2000. Additional increases in research and development expenses were largely a result of staffing up for the NIST project and increases in other project costs of $658,000 partially offset by a credit to research and development expense associated with NIST award funding of $543,000. Research and development expenses were 9.5% of sales in 2001 compared to 4.5% of sales in 2000. Research and development expenses were $1,673,000 in 2000, a 13% increase over $1,484,000 in research and development expenses in 1999. The increase was largely due to higher personnel and project costs in 2000. Much of the project work performed in 2000 was in preparation of new products released and scheduled to be released in 2001 and 2002.

        Sales and marketing expenses were $8,371,000 in 2001, a 7% decrease as compared to the $9,038,000 in sales and marketing expenses for 2000. The decrease in sales and marketing expenses was due to lower expenses from offices closed in Virginia and Texas of $427,000 combined with lower sales and marketing expense in pool lighting of $422,000, partially offset by increases in European and other sales and marketing expenses of $182,000. Sales and marketing expenses were 29% of sales in 2001, compared to 24% of sales in 2000. Sales and marketing expenses were $9,038,000 in 2000, a 12% increase over $8,044,000 in sales and marketing expenses for 1999. The sales and marketing expenses increase was primarily due to additional expenses from companies acquired in 2000 of $250,000, higher personnel expenses of $250,000 and higher commissions of $300,000. Sales and marketing expenses were 24% of sales in 2000, the same percentage of sales as occurred in 1999.

        General and administrative expenses were $3,627,000 in 2001, a 10% decrease as compared to $4,023,000 in 2000, representing a 10% decrease. The decrease in general and administrative expenses was largely due to a charge of $800,000 having been taken in 2000 to increase the allowance for doubtful accounts, whereas there was no such expense in 2001. This decrease was partially offset by increases in personnel, legal and other general and administrative expenses of $404,000. General and administrative expenses were $4,023,000 in 2000, a 57% increase over $2,558,000 in general and administrative expenses for 1999. The significant increase in general and administrative expenses was largely due to the $800,000 charge to increase the allowance for doubtful accounts for one of the Company's distributors, which accounts receivable were deemed to be uncollectible. Other increases in general and administrative expenses were due to higher legal fees of $120,000 associated with settling a dispute with the distributor, higher amortization of intangibles from the companies acquired in 2000 of $220,000 and higher personnel costs of $230,000. General and administrative expenses were 12% of sales in 2001 as compared to 11% of sales in 2000 and 8% of sales in 1999. Excluding the charge for allowance for doubtful accounts, general and administrative expenses were 9% of sales in 2000.

        Included in total operating expenses for 2000 was a write-off of in-process technology acquired of $938,000 as part of the Unison acquisition in the first quarter. There was no such write-off in total operating expenses in either 2001 or 1999. The $938,000 allocated to in-process technology acquired was for certain lamp and optics technology and certain fiber producing technology the development of which had not yet reached a stage where it was certain that marketable products would result. There is currently no alternative use for this technology as it was designed specifically for the lighting industry. In accordance with generally accepted accounting principles, the amount allocated to in-process technology acquired, which was determined by an independent valuation, was recorded as a charge to expense in the first quarter of 2000.

        The Company expects operating expenses to remain the same or down slightly in 2002 as compared to 2001.

  Other Income and Expenses

        Net interest expense was $81,000 in 2001 as compared to net interest expense of $62,000 in 2000. The increase in interest expense was a result of higher borrowings experienced in 2001 as compared to 2000. Net interest expense in 2000 declined compared to net interest income of $26,000 in 1999. The reduction of net interest income to interest expense was a result of higher borrowings experienced in the first half of 2000 as compared to the first half of 1999.

        Total other income and expense for 2001 includes interest income and expense, income (loss) from the Company's joint venture as recognized under the equity method, and income from divestitures. Net other expense was $66,000 in 2001 compared to other expense of $58,000 in 2000. Due to the seasonality of the Company's business, it will be in a net borrowing position in the first part of the year and in a net cash position later in the year. The decrease in other income was primarily due to fewer months with a net cash position in 2001 as compared to 2000. Other income and expense declined in 2000 compared to income of $8,000 in 1999. The decrease was primarily due to fewer months with a net cash position in 2000 as compared to 1999.

  Income Taxes

        The income tax benefit (provision) rate was 37% in 2001 as compared to 36% in 2000 and (37)% in 1999. There can be no assurance that the income tax rate in future periods will be maintained at the level experienced in 2001.

  Net Income

        Because the decline of sales and gross profit was significantly greater than the decline in operating expenses, there was a net loss of $2,128,000 in 2001 as compared to the net loss of $454,000 in 2000, representing a 369% decrease. The net loss in 2000 was $454,000 compared to net income of $1,413,000 achieved in 1999. The net loss in 2000 was largely a result of the write-off of in-process technology acquired, the write-down of inventory and the increased reserves for doubtful accounts receivable.

        Total write-offs and increased reserves taken in 2000 can be summarized as follows:

Write-off of in-process technology acquired	$938,000
Reserve for accounts receivable deemed not collectible	800,000
Write-down of certain inventories	350,000

Total write-offs and reserves increases	$2,088,000

        Excluding the effects of the write-offs and reserves increases, the Company would have had net income of $881,000 for the year 2000 as compared to net income of $1,413,000 achieved in 1999.

Purchased in-process research and development

        In February 2000, the Company purchased certain assets of Unison and accounted for the acquisition as a purchase. In the first quarter of 2000 a total of $938,000 was expensed as a write-off of in-process technology acquired. The Company tracks progress against assumptions made at the time of the acquisition for the research and development projects which were included in the in-process technology acquired.

        The total purchase price of approximately $2,550,000 was assigned, based on an independent appraisal, to the fair value of the assets acquired, including $625,000 to tangible assets acquired, $977,000 to identified intangible assets, $938,000 to in process research and development, and $10,000 to goodwill. The in-process research and development was expensed at the acquisition date. The value assigned to this acquired in-process research and development was determined by identifying research projects in areas for which technological feasibility had not been established as of the acquisition date. These projects include the Compound Parabolic Collector ("CPC") project and the extruded large core fiber project. The value was determined by estimating the revenue contribution and the percentage of completion of each of these projects. The projects were deemed to be 56% complete on the date of acquisition, based on leveraging core technologies. The net cash flows were then discounted utilizing a weighted average cost of capital of 35%, which, among other related assumptions, the Company believes to be reasonable. This discount rate takes into consideration the inherent uncertainties surrounding the successful development of the in-process research and development, the expected profitability levels of such technology, and the uncertainty of technological advances that could potentially impact the estimates described above. If these projects are not successfully developed, the Company's future revenues and achievement of profitability may not be realized. Additionally, the value of other intangible assets acquired may become impaired.

        To date, actual results have been materially consistent with the Company's assumptions at the time of the acquisition. The assumptions primarily consist of a projected completion date for the products to be derived from the in-process technology acquired, the estimated cost required to bring them to completion and the pre-tax profit projected to be derived from these products. The initial illuminators using the CPC technology shipped in the fourth quarter of 2001. While this is later than planned, the profit projected to be achieved from these products was not forecast to be material in fiscal 2000 or 2001. Initial products based on extruded solid core fiber are still under development and are not expected to begin shipping until late 2003, as projected in the development plan at the time of the acquisition. Failure to achieve the expected levels of revenue and net income from these products during the complete life cycle will have a negative impact on the return on investment expected at the time that the acquisition was finalized. This could also cause a reduction in value of other assets related to these development activities.

Liquidity and Capital Resources

        For the year ended December 31, 2001, cash and cash equivalents were $584,000 as compared to $1,230,000 for the year ended December 31, 2000. There was a net utilization of cash in the amount of $221,000 from operating activities in 2001. This was a result of cash utilized to fund the loss of $2,128,000 along with cash utilized to fund decreases in accounts payable and accrued liabilities of $1,012,000 and deferred taxes of $808,000. This cash utilized was partially offset by cash contributions from a decrease in accounts receivable of $2,210,000 along with adjustments for non-cash items included in the net loss. The adjustments were realized from depreciation and amortization of $1,426,000. In addition, cash for investing activities totaling $530,000 was used to fund acquisitions of fixed assets, $245,000 of which was used to acquire tooling for new products released in 2001 and scheduled to be introduced in 2002. Cash from financing activities amounted to $174,000 in 2001 and related mainly to proceeds from issuances of common stock, primarily the exercise of stock options. Total cash utilization in 2001 was $646,000 as compared to the utilization of cash in 2000 of $674,000. Cash balances decline during the first quarter of each fiscal year, but then increase in the third quarter as a result of the seasonal variance in cash needs of the Company, primarily as a result of the seasonal purchasing and payment patterns in the pool industry.

        In December 2001, the Company agreed to a collateralized bank line of credit with Comerica Bank for working capital purposes for borrowings against accounts receivable and inventory up to $5,000,000. As of December 31, 2001, the Company had no borrowings against this line of credit. The Company expects to utilize its bank line of credit in the first quarter of fiscal 2002. Certain covenants associated with the bank line of credit require the Company to maintain certain net worth and financial ratios on a monthly and quarterly basis.

        The Company also has a $364,000 bank overdraft agreement with Lloyds Bank Plc through its UK subsidiary. There were no net borrowings against the overdraft agreement as of December 31, 2001. In addition, at year end the Company had a total borrowing of $419,000 against a credit facility which totals $523,000 held by its German subsidiary. This borrowing is largely held in order to finance the building of new offices owned by the Company in Berching, Germany. In addition, there is a revolving line of credit of $182,000 (in German Deutsche Mark) with Sparkasse Neumarkt Bank. As of December 31, 2001, there was $101,000 in borrowings against this facility.

        Future payments for borrowings by the Company's German subsidiary and minimum lease payments under operating leases as of December 31, 2001, were as follows (in thousands):

	Borrowings By German Subsidiary	Non- Cancelable Operating Leases
2002	$101	$871
2003	30	855
2004	—	881
2005	—	917
2006	—	717
Thereafter	389	—

	$520	$4,241

        Additionally, the Company has issued 100,000 warrants on a contingency basis to the former shareholders of Lightly Expressed, Inc., a company which the Company acquired in 2000. Under the terms of these warrants, if the contingencies are met, the Company may be required to pay cash in lieu of shares of the Company's stock. The Company is not able to forecast the amount of cash which might be paid out under this arrangement, if any.

        In March 2002 the Company sold Common Stock and warrants to purchase the Company's Common Stock for net proceeds of $980,000 in a private placement (see "Subsequent Event" below).

        The Company believes that existing cash balances, proceeds from the private placement stock offering and funds available through the Company's bank lines of credit along with funds that may be generated from operations, will be sufficient to finance the Company's currently anticipated working capital requirements and capital expenditure requirements for at least the next twelve months. However, unforeseen adverse competitive, economic or other factors may damage the Company's cash position, and thereby affect operations.

  Subsequent Event

        In a private placement in March 2002, the Company sold 328,633 shares of Common Stock for net proceeds of $980,000 (net of fees and expenses). In addition, each purchaser was issued a warrant to purchase a number of shares of the Company's Common Stock equal to 20% of the number of shares of Common Stock purchased by such purchaser in the offering. The purchase price of the Common Stock was $3.00 per share, which was based on an 8.8% discount on the 10 day average price as of March 14, 2002. The purchase price of the Common Stock for insiders who participated in the offering was $3.35, which was the higher of (1) the price on the closing date or (2) the 10 day average price as of March 14, 2002, plus a $.03 premium because of the issuances of the warrants. The warrants have an initial exercise price of $4.30 per share, and life of 5 years.

  Critical Accounting Policies

        The preparation of financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies and the reported amounts of revenue and expenses in the financial statements. Material differences may result in the amount and timing of revenue and expenses if different judgments or different estimates were utilized. See Note 2 of Notes to Consolidated Financial Statements contains a discussion of the Company's significant accounting policies. Critical accounting policies, judgments and estimates which we believe have the most significant impact on the Company's financial statements are set forth below:

  •
  Revenue recognition;

  •
  Allowances for doubtful accounts, returns and discounts;

  •
  Valuation of inventories; and

  •
  Accounting for income taxes.

  Revenue Recognition

        The Company recognizes revenue upon: (1) receipt of a purchase order from the customer or completion of a sales agreement with the customer; (2) shipment of the product has occurred or services have been provided; and (3) the sales price is fixed or determinable and collectibility is reasonably assured. Revenue from product sales is generally recognized upon shipment, and allowances are provided for estimated returns, discounts and warranties. Such allowances are adjusted periodically to reflect actual and anticipated returns, discounts and warranty expenses. Revenue on sales that include services such as design, integration and installation is generally recognized using the percentage-of-completion method. Under the percentage-of-completion method, revenue recognized reflects the portion of the anticipated contract revenue that has been earned, equal to the ratio of labor costs expended to date to anticipated final labor costs, based on current estimates of labor costs to complete the project. The Company's products are generally subject to warranties, and the Company provides for the estimated future costs of repair, replacement or customer accommodation in costs of sales. Fees for research and development services are determined on a cost-plus basis and are recognized as revenue when performed.

        The Company recognizes shipments to pool lighting distributors as revenue upon shipment. Estimated sales returns are recorded upon recognition of revenues from distributors having rights of return, including exchange rights for unsold products. Historically, there have been minimal returns. Shipments made to commercial lighting representative and distributors are also recognized as revenue upon shipment because in these instances the representative or distributor is acting as a pass-through agent to a specific lighting project for which the Company has an existing contract or purchase order.

        Revenue recognition in each period is dependent on our application of these accounting policies. Our application of percentage-of-completion accounting is subject to our estimates of labor costs to complete each project. In the event that actual results differ from these estimates or we adjust these estimates in future periods, our operating results for a particular period could be materially affected.

  Allowances for Doubtful Accounts, Returns and Discounts

        The Company establishes allowances for doubtful accounts, returns and discounts for specifically identified doubtful accounts, returns and discounts based on credit profiles of our customers, current economic trends, contractual terms and conditions and historical payment, return and discount experience. For each year ended as of December 31, the allowance for doubtful accounts, returns and discounts was $1,334,000 for 2001, $2,178,000 for 2000 and $983,000 for 1999. The amount charged to revenue for doubtful accounts, returns and discounts was $1,487,000 in 2001, $1,357,000 in 2000 and $1,417,000 in 1999. The amount charged to expenses for doubtful accounts, returns and discounts was $274,000 in 2001, $936,000 in 2000 and $97,000 in 1999. In the event that actual returns, discounts and bad debts differ from these estimates or we adjust these estimates in future periods, our operating results and financial position could be materially affected.

  Valuation of Inventories

        The Company states inventories at the lower of standard cost (which approximates actual cost determined using the first-in-first-out method) or market. The Company establishes provisions for excess and obsolete inventories after evaluation of historical sales, current economic trends, forecasted sales, product lifecycles and current inventory levels. During 2001, $155,000 was charged to cost of sales for excess and obsolete inventories. Adjustments to our estimates, such as forecasted sales and expected product lifecycles, could harm our operating results and financial position could be materially affected.

  Accounting for Income Taxes

        In preparation of our financial statements we estimate our income taxes for each of the jurisdictions in which we operate. This involves estimating our actual current tax exposure and assessing temporary differences resulting from differing treatment of items, such as reserves and accruals, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. Based on our judgment that our deferred tax assets will be recovered from future taxable income, we have not established a valuation allowance for deferred taxes. The Company currently has $2,377,000 in deferred taxes recorded as an asset as of December 31, 2001.

        Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and our future taxable income for purposes of assessing our ability to realize any future benefit from our deferred tax assets. In the event that we fail to return to profitability, this would cause us to consider providing an allowance for some or all of these assets

Recent Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS"), No.141, "Business Combinations" and SFAS No.142, "Goodwill and Other Intangible Assets". Under SFAS No.141, all business combinations initiated after June 30, 2001 must be accounted for using the purchase method. SFAS No.142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles and the testing for impairment of existing goodwill and other intangibles. The Company plans to adopt SFAS No.142 effective January 1, 2002.

        The Company is currently assessing the potential impact of SFAS No.141 and 142 and does not expect the adoption of these statements will have a material impact on its financial position and results of operations.

        In October 2001, the FASB issued SFAS No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS No.121 and the accounting and reporting provisions of Accounting Principles Board, or APB, Opinion No.30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. The provisions of SFAS No.144 are required to be adopted during the Company's fiscal year beginning January 1, 2002. The Company is currently assessing the potential impact of SFAS No.144 and does not believe it will have a material impact on its financial position and results of operations.

        In November 2001, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." EITF No. 01-09 requires recording certain consideration paid to distributors of the Company's products as a reduction of revenue. The provisions of EITF No. 01-09 are required to be adopted by the Company beginning January 1, 2002. The Company does not expect the implementation EITF No. 01-09 to have a material effect on its financial position and results of operations.

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

Our sales are dependent upon new construction levels and are subject to seasonal and general economic trends.

        Sales of our pool and spa lighting products, which currently are available only with newly constructed pools and spas, depend substantially upon the level of new construction of pools. Sales of commercial lighting products also depend significantly upon the level of new building construction and renovation. Construction levels are affected by housing market trends, interest rates and the weather. Because of the seasonality of construction, our sales of swimming pool and commercial lighting products, and thus our overall revenues and income, have tended to be significantly lower in the first quarter of each year. Various economic and other trends may alter these seasonal trends from year to year, and we cannot predict the extent to which these seasonal trends will continue. Recently, the U.S. economy has been showing signs of strengthening, however, there is no assurance this trend will continue. Additionally, some business segments, such as themed entertainment, remain weak as a result of reduced air travel following the September 11 tragedy. Themed entertainment is a key source of revenues for the Company's commercial lighting segment and continued softness in this industry will potentially have a material negative effect on the Company's future commercial lighting sales.

If we are not able to successfully develop, manufacture, market and sell our new products, our operating results will decline.

        We expect to introduce additional new products in 2002 in the Pool and Spa Lighting and Commercial Lighting markets. We could have difficulties manufacturing these new products as a result of our inexperience with them. Also, it is difficult to predict whether the market will accept these new products. If any of these new products fails to meet expectations, our operating results will be adversely affected.

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

        We currently hold 29 patents. There can be no assurance, however, that our issued patents are valid or that any patents applied for will be issued. We have a policy of seeking to protect our intellectual property through, among other things, the prosecution of patents with respect to certain of our technologies. There are many issued patents and pending patent applications in the field of fiber optic technology, and certain of our competitors hold and have applied for patents related to fiber optic lighting. Although, to date, we have not been involved in litigation challenging our intellectual property rights or asserting intellectual property rights of others, we have in the past received communications from third parties asserting rights in our patents or that our technology infringes intellectual property rights held by such third parties. Based on information currently available to us, we do not believe that any such claims involving our technology or patents are meritorious. However, we may be required to engage in litigation to protect our patent rights or to defend against the claims of others. In the event of litigation to determine the validity of any third party claims or claims by us against such third party, such litigation, whether or not determined in our favor, could result in significant expense and divert the efforts of our technical and management personnel, regardless of the outcome of such litigation.

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

        Mitsubishi is the sole supplier of the Company's fiber, other than the large core fiber the Company now manufactures following the Unison acquisition. The Company also relies on a sole source for certain lamps, reflectors, remote control devices and power supplies. The loss of one or more of the Company's suppliers could result in delays in the shipment of products, additional expense associated with redesigning products, impaired margins, reduced production volumes, strained customer relations and loss of business or could otherwise harm the results of operations.

We may experience power blackouts and higher electricity prices as a result of California's current energy crisis, which could disrupt our operations and increase our expenses.

        California has recently been experiencing an energy crisis that could disrupt our operations and increase our expenses. We rely on the major Northern California public utility, Pacific Gas & Electric Company, or PG&E, to supply electric power to our facilities in Northern California. Due to problems associated with the de-regulation of the power industry in California and shortages in wholesale electricity supplies, customers of PG&E have been faced with increased electricity prices, power shortages and, in some cases, rolling blackouts. If blackouts interrupt our power supply, we may be temporarily unable to continue operations at our facilities. Any such interruption in our ability to continue operations at our facilities could delay our ability to develop, manufacture or market our products, which could damage our reputation and result in lost revenue, either of which could substantially harm our business and results of operations.

We depend on sufficient cash liquidity from all sources of cash available to the Company to finance on-going operations and growth.

        While the Company has historically been able to fund cash needs from operations, from bank lines of credit or from capital markets, due to competitive, economic or other factors there can be no assurance that the Company will continue to be able to do so. Constraints on liquidity may affect the Company's ability to maintain good vendor and customer relationships or may constrain future growth.

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

  •
  risks of the loss of or substantial decrease in orders by a significant customer or swimming pool builder, such as South Central Pools;

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

  •
  dependence on collaborating with third parties, which are not subject to material contractual commitments, to augment the Company's research and development efforts; and

  •
  risks associated with delays in the introduction of new products and technologies, including lost sales and loss of market share.

Item 7A. Qualitative or Quantitative Disclosures About Market Risk

        At December 31, 2001, the Company had $371,000 in cash held in foreign currencies as translated at period end foreign currency exchange rates. The balances for cash held overseas in foreign currencies is subject to exchange rate risk. The Company has a policy of maintaining cash balances in local currencies unless an amount of cash is occasionally transferred in order to repay intercompany debts.

        The Company has certain bank borrowings in foreign currencies. The Company had a total borrowing of $419,000 against a credit facility which totals $523,000 (in German Deutsche Mark) held by its German subsidiary. This borrowing is largely held in order to finance the building of new offices owned by the Company in Berching, Germany. Of the amounts due under this borrowing, $30,000 is due in 2003 and $389,000 is due in 2008. In addition, there is a revolving line of credit of $182,000 (in German Deutsche Mark) with Sparkasse Neumarkt Bank. As of December 31, 2001, there was $101,000 in borrowings against this facility.

Item 8. Consolidated Financial Statements and Supplementary Data

        The Company's Consolidated Financial Statements and related notes thereto required by this item are listed and set forth in this report in Item 14 (a). The accompanying notes are an integral part of these consolidated financial statements.

Supplementary Financial Information

        The following table sets forth selected unaudited financial information for the Company for the eight quarters in the period ended December 31, 2001. This information has been prepared on the same basis as the audited financial statements and, in the opinion of management, contains all adjustments necessary for a fair presentation thereof.

QUARTERLY FINANCIAL DATA
(IN THOUSANDS, EXCEPT PER SHARE DATA)

2001 QUARTERS ENDED	DEC. 31	SEP. 30	JUN. 30	MAR. 31
Net sales	$6,989	$6,717	$8,471	$6,876
Gross profit	2,874	2,531	3,433	2,609
As a percent of net sales	41.1%	37.7%	40.5%	37.9%
Net income (loss)	(518)	(615)	(278)	(717)
As a percent of net sales	(7.4)%	(9.2)%	(3.3)%	(10.5)%
Net income (loss) per share:
Basic	$(0.11)	$(0.13)	$(0.06)	$(0.15)
Diluted	$(0.11)	$(0.13)	$(0.06)	$(0.15)
2000 QUARTERS ENDED	DEC. 31	SEP. 30	JUN. 30	MAR. 31
Net sales	$10,056	$8,249	$9,834	$8,782
Gross profit	4,030	3,294	4,003	3,692
As a percent of net sales	40.1%	39.9%	40.7%	42.0%
Net income (loss)	(340)	9	255	(378)
As a percent of net sales	(3.4)%	0.1%	2.6%	(4.3)%
Net income (loss) per share:
Basic	$(0.07)	$0.00	$0.06	$(0.09)
Diluted	$(0.07)	$0.00	$0.05	$(0.09)

Note: Included in these results are a $938,000 write-off of in-process technology acquired in the quarter ended March 31, 2000, and an $800,000 addition to reserves for doubtful accounts receivable and $350,000 write-down of certain inventories in the quarter ended December 31, 2000.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

        Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

        The information required by this Item regarding directors and nominees is incorporated herein by reference to the information under the caption "PROPOSAL NO. 1: ELECTION OF DIRECTORS" in the Company's definitive Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Company's 2002 Annual Meeting of Shareholders to be held on May 22, 2002 (the "Proxy Statement").

        Item 405 of Regulation S-K calls for disclosure of any known late filings or failure by an insider to file a report required by Section 16 of the Securities Exchange Act of 1934, as amended. This disclosure is contained in the section entitled "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in the Proxy Statement and is incorporated herein by reference.

Executive Officers

        The executive officers of the Company who are not directors, and their ages as of December 31, 2001, are as follows:

Name	Age	Position
Robert A. Connors	53	Vice President, Finance, Chief Financial Officer
John Davenport	57	Vice President, Chief Technology Officer
Barry R. Greenwald	55	Senior Vice President and General Manager, Pool Division
J. Arthur Hatley	52	Vice President and General Manager, Commercial Lighting
J. Steven Keplinger	42	Senior Vice President, Operations and Retail

        Mr. Connors joined the Company in July 1998 as Vice President, Finance, and Chief Financial Officer. From 1984 to 1998, Mr. Connors held a variety of positions for Micro Focus Group Plc, a software company with 1997 revenues of $165 million, including Chief Financial Officer and Chief Operating Officer. Prior to working for Micro Focus Group Plc, he held senior finance positions with Eagle Computer and W. R. Grace.

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

Item 11. Executive Compensation

        The information regarding executive compensation required by Item 11 is incorporated herein by reference to the information in the Proxy Statement under the captions "EXECUTIVE COMPENSATION AND OTHER MATTERS," "PROPOSAL NO. 1: ELECTION OF DIRECTORS—Director Compensation" and "PROPOSAL NO. 1: ELECTION OF DIRECTORS—Compensation Committee Interlocks and Insider Participation."

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

  (a)
  (1) Financial Statements

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Fiberstars, Inc.
Fremont, California

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows present fairly, in all material respects, the financial position of Fiberstars, Inc. and its subsidiaries (the Company) at December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
San Jose, California
February 15, 2002, except for Note 15 for
which the date is April 1, 2002

FIBERSTARS, INC.

CONSOLIDATED BALANCE SHEETS, December 31, 2001 and 2000

(amounts in thousands except share amounts)

	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$584	$1,230
Accounts receivable, net of allowances for doubtful accounts of $415 in 2001 and $1,356 in 2000	4,802	7,329
Notes and other receivables	209	125
Inventories	5,423	5,672
Prepaids and other current assets	623	411
Deferred income taxes	1,441	1,412

Total current assets	13,082	16,179
Fixed assets, net	2,600	2,888
Goodwill, net	4,537	5,150
Other assets	279	245
Deferred income taxes	936	157

Total assets	$21,434	$24,619

LIABILITIES
Current liabilities:
Accounts payable	$2,395	$3,513
Accrued liabilities	2,088	2,056
Short-term bank borrowings	101	8

Total current liabilities	4,584	5,577
Long-term bank borrowings	419	482

Total liabilities	5,003	6,059

Commitments and contingencies (Note 9).
SHAREHOLDERS' EQUITY
Preferred stock, par value $0.0001 per share:
Authorized: 2,000,000 shares in 2001 and 2000
Issued and outstanding: no shares in 2001 and 2000
Common stock, par value $0.0001 per share:
Authorized: 30,000,000 shares in 2001 and 2000
Issued and outstanding: 4,328,514 shares in 2001 and 4,288,514 shares in 2000	1	1
Additional paid-in capital	15,841	15,721
Value of warrants outstanding	2,722	2,722
Notes receivable from shareholder	(75)	(75)
Accumulated other comprehensive loss	(399)	(278)
Retained earnings (accumulated deficit)	(1,659)	469

Total shareholders' equity	16,431	18,560

Total liabilities and shareholders' equity	$21,434	$24,619

The accompanying notes are an integral part of these financial statements

FIBERSTARS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2001, 2000 and 1999

(amounts in thousands except per share amounts)

	2001	2000	1999
Net sales	$29,053	$36,921	$33,311
Cost of sales	17,606	21,902	18,978

Gross profit	11,447	15,019	14,333

Operating expenses:
Research and development	2,764	1,673	1,484
Sales and marketing	8,371	9,038	8,044
General and administrative	3,627	4,023	2,558
Write-off in-process technology acquired	—	938	—

Total operating expenses	14,762	15,672	12,086

Income (loss) from operations	(3,315)	(653)	2,247
Other income (expense):
Equity in joint venture's income (loss)	15	4	(18)
Interest and other income	41	30	71
Interest expense	(122)	(92)	(45)

Income (loss) before income taxes	(3,381)	(711)	2,255
Benefit from (provision for) income taxes	1,253	257	(842)

Net income (loss)	$(2,128)	$(454)	$1,413

Net income (loss) per share—basic	$(0.45)	$(0.10)	$0.35

Shares used in per share calculation—basic	4,756	4,572	3,986

Net income (loss) per share—diluted	$(0.45)	$(0.10)	$0.35

Shares used in per share calculation—diluted	4,756	4,572	4,080

The accompanying notes are an integral part of these financial statements

FIBERSTARS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the years ended December 31, 2001, 2000 and 1999

(amounts in thousands)

	2001	2000	1999
Net income (loss)	$(2,128)	$(454)	$1,413
Other comprehensive loss:
Foreign currency translation adjustments	(192)	(196)	(239)
Income tax benefit	71	71	86

Comprehensive income (loss)	$(2,249)	$(579)	$1,260

The accompanying notes are an integral part of these financial statements

FIBERSTARS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

For the years ended December 31, 2001, 2000 and 1999

(amounts in thousands)

	Common Stock				Notes Receivable from Shareholder	Accumulated Other Comprehensive Loss	(Accumulated Deficit) Retained Earnings
			Additional Paid-In Capital	Value of Warrants Outstanding
	Shares	Amount						Total
Balances, January 1, 1999	3,983	—	$13,930	$—	$(86)	$—	$(490)	$13,354
Exercise of common stock options	13		11					11
Issuance of common stock under employee stock purchase plan	8		32					32
Issuance of common stock pursuant to exercise of warrants					11			11
Foreign exchange rate translation adjustment						(153)		(153)
Net income							1,413	1,413

Balances, December 31, 1999	4,004	—	13,973	—	(75)	(153)	923	14,668
Exercise of common stock options	180	1	777					778
Tax benefit from exercise of stock options			174					174
Issuance of common stock under employee stock purchase plan	4		22					22
Issuance of common stock for acquisitions	100		775					775
Warrants issued during the year				2,722				2,722
Foreign exchange rate translation adjustment						(125)		(125)
Net loss							(454)	(454)

Balances, December 31, 2000	4,288	1	15,721	2,722	(75)	(278)	469	18,560
Exercise of common stock options	28		81					81
Issuance of common stock under employee stock purchase plan	12		39					39
Foreign exchange rate translation adjustment						(121)		(121)
Net loss							(2,128)	(2,128)

Balances, December 31, 2001	4,328	$1	$15,841	$2,722	$(75)	$(399)	$(1,659)	$16,431

The accompanying notes are an integral part of these financial statements

FIBERSTARS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2001, 2000 and 1999

(amounts in thousands)

	2001	2000	1999
Cash flows from operating activities:
Net income (loss)	$(2,128)	$(454)	$1,413

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,426	1,513	937
Write-off in-process technology acquired	—	938	—
Provision for doubtful accounts receivable	274	936	97
Deferred income taxes	(808)	(750)	(68)
Equity in joint venture	(15)	(4)	18
Changes in assets and liabilities:
Accounts receivable, trade	2,210	(1,785)	(1,518)
Inventories	218	(1,369)	(152)
Prepaid and other current assets	(213)	63	(60)
Other assets	(173)	(222)	177
Accounts payable	(1,101)	926	58
Accrued liabilities	89	(437)	264

Total adjustments	1,907	(191)	(247)

Net cash provided by (used in) operating activities	(221)	(645)	1,166

Cash flows from investing activities:
Repayment of loans made under notes receivable	—	79	656
Acquisition of fixed assets	(530)	(935)	(1,308)

Net cash used in investing activities	(530)	(856)	(652)

Cash flows from financing activities:
Proceeds from issuances of common stock	119	974	54
Repayment of long-term bank borrowings	(38)	(101)	(270)
Proceeds from short-term bank borrowings	93	1,500	—
Repayment of short-term bank borrowings	—	(1,500)	—
Proceeds from additional long-term bank borrowings	—		257

Net cash provided by financing activities	174	873	41

Effect of exchange rate changes on cash	(69)	(46)	59

Net increase (decrease) in cash and cash equivalents	(646)	(674)	614
Cash and cash equivalents, beginning of year	1,230	1,904	1,290

Cash and cash equivalents, end of year	$584	$1,230	$1,904

Supplemental information:
Interest paid	$122	$93	$45
Income taxes paid	$276	$577	$669

The Company purchased certain businesses during 2000. In conjunction with the acquisitions, assets and liabilities were assumed as follows:

Fair value of assets acquired	$3,497
Capital stock and warrants issued	(3,497)

Liabilities assumed	$0

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

        The Company incurred a net loss of $2,128,000 for the year ended December 31, 2001 and has an accumulated deficit of $1,658,000. Management believes funds generated from operations along with proceeds from the Company's private placement in March 2002 (See Note 15) and available credit will be sufficient to finance the Company's operations. However, unforeseen adverse competitive, economic or other factors could have a material adverse effect on the Company's ability to achieve its intended business objectives.

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

  Fair Value of Financial Instruments:

        Carrying amounts of certain of the Company's financial instruments including cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate fair value due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of long-term debt obligations also approximates fair value.

  Revenue Recognition:

        The Company recognizes revenue upon: (1) receipt of a purchase order from the customer or completion of a sales agreement with the customer; (2) shipment of the product has occurred or services have been provided; and (3) the sales price is fixed or determinable and collectibility is reasonably assured. Revenue from product sales is generally recognized upon shipment, and allowances are provided for estimated returns, discounts and warranties. Such allowances are adjusted periodically to reflect actual and anticipated returns, discounts and warranty expenses. Revenue on sales that includes services such as design, integration and installation is generally recognized using the percentage-of-completion method. Under the percentage-of-completion method, revenue recognized reflects the portion of the anticipated contract revenue that has been earned, equal to the ratio of labor costs expended to date to anticipated final labor costs, based on current estimates of labor costs to complete the project. The Company's products are generally subject to warranties, and the Company provides for the estimated future costs of repair, replacement or customer accommodation in costs of sales. Fees for research and development services are determined on a cost-plus basis and are recognized as revenue when performed.

        The Company recognizes shipments to pool lighting distributors as revenue upon shipment. Estimated sales returns are recorded upon recognition of revenues from distributors having rights of return, including exchange rights for unsold products. Shipments made to commercial lighting representative and distributors are also recognized as revenue upon shipment because in these instances the representative or distributor is acting as a pass-through agent to a specific lighting project for which the Company has an existing contract or purchase order.

  Inventories:

        The Company states inventories at the lower of standard cost (which approximates actual cost determined using the first-in-first-out method) or market. The Company establishes provisions for excess and obsolete inventories after evaluation of historical sales, current economic trends, forecasted sales, product lifecycles and current inventory levels. Charges to cost of sales for excess and obsolete inventories amounted to $155,000, $377,000 and $115,000 in 2001, 2000 and 1999, respectively.

  Income Taxes:

        The Company estimates income taxes for each of the jurisdictions in which it operates. This involves estimating the Company's current tax exposure and computing deferred income tax assets and liabilities. Deferred income tax assets and liabilities are computed annually for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

  Long-lived Assets:

        Tangible assets represent purchased intangible assets and the excess of acquisition cost over the fair value of tangible and identified intangible net assets of business acquired or goodwill. Fixed assets are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets (two to five years). Leasehold improvements are amortized on a straight-line basis over their estimated useful lives or the lease term, whichever is shorter. Intangible assets from acquisitions are amortized on a straight-line basis over the estimated life of the assets acquired, but in no case for a period longer than 10 years. When events or changes in circumstances indicate that assets may be impaired, an evaluation is performed comparing the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount to determine if a write-down to market value or discounted cash flow is required.

  Certain Risks and Concentrations:

        The Company invests its excess cash in deposits and high-grade short-term securities with two major banks.

        The Company sells its products primarily to commercial lighting distributors and residential pool distributors and pool installation contractors in North America, Europe and the Far East. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Although the Company maintains allowances for potential credit losses that it believes to be adequate, a payment default on a significant sale could materially and adversely affect its operating results and financial condition. At December 31, 2001, one customer accounted for 10% of accounts receivable and at December 31, 2000, one customer accounted for more than 9% of accounts receivable.

        One customer accounted for 8%, 9% and 10% of net sales in 2001, 2000 and 1999, respectively.

        The Company currently buys all of its small diameter stranded fiber, the main component of most its products, from one supplier. There are a limited number of fiber suppliers, and even if an alternative supplier were obtained, a change in suppliers could cause delays in manufacturing and a possible loss of sales which would adversely affect operating results.

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

  Research and Development:

        Research and development costs are charged to operations as incurred. In 2000 the Company received a federal grant under National Institute of Standards and Technology ("NIST") for up to $2,000,000 over three years for research and development of solid core fiber for lighting purposes. This award provided the Company with $520,000 in funding for the eleven month period beginning November 2000 and ended September 2001 and the Company has received approval to spend an additional $914,000 for the one-year period ending September 2002. The Company records the amount of NIST funding for each period as a credit to research and development expense. During the Company's fiscal years ended December 31, 2001 and 2000 a total of $543,000 and $76,000 were recorded respectively, as a credit to research and development expenses under the NIST grant. An additional amount under the contract is due to be released in September 2002 at which point all funds under the NIST grant will have been approved by the federal government. The accounting for the NIST contract is subject to independent audit for each year of the award ending October 31.

  Earnings Per Share:

        Basic EPS is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental shares upon exercise of stock options.

        A reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2001	2000	1999
Numerator—Basic and Diluted EPS
Net income (loss)	$(2,128)	$(454)	$1,413
Denominator—Basic EPS
Weighted average shares outstanding	4,765	4,572	3,986

Basic earnings (loss) per share	$(0.45)	$(0.10)	$0.35

Denominator—Diluted EPS
Denominator—Basic EPS	4,765	4,572	3,986
Effect of dilutive securities:
Stock options and warrants	—	—	94

	4,765	4,572	4,080

Diluted earnings (loss) per share	$(0.45)	$(0.10)	$0.35

        The shares outstanding used for calculating basic and diluted EPS includes 445,000 shares of Common Stock issuable for no cash consideration upon exercise of certain exchange provisions of warrants held by ADLT (see Note 5).

        Options and warrants to purchase 1,529,678 shares, 1,667,861 shares and 985,335 shares of common stock were outstanding at December 31, 2001, 2000 and 1999, respectively, but were not included in the calculations of diluted EPS because their exercise prices were greater than the average fair market price of the common shares.

  Foreign Currency Translation:

        The Company's international subsidiaries use their local currencies as their functional currencies. For those subsidiaries, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the year. Resulting translation adjustments are recorded directly to a separate component of shareholders' equity.

  Advertising Expenses:

        The Company expenses the costs of advertising as incurred. Advertising expenses were $13,000, $97,000 and $69,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

  Recent Pronouncements:

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS"), No.141, "Business Combinations" and SFAS No.142, "Goodwill and Other Intangible Assets". Under SFAS No.141, all business combinations initiated after June 30, 2001 must be accounted for using the purchase method. SFAS No.142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles and the testing for impairment of existing goodwill and other intangibles. The Company plans to adopt SFAS No.142 effective January 1, 2002.

        The Company is currently assessing the potential impact of SFAS No.141 and 142 and does not expect the adoption of these statements will have a material impact on its financial position and results of operations.

        In October 2001, the FASB issued SFAS No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS No.121 and the accounting and reporting provisions of Accounting Principles Board, or APB, Opinion No.30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. The provisions of SFAS No.144 are required to be adopted during the Company's fiscal year beginning January 1, 2002. The Company is currently assessing the potential impact of SFAS No.144 and does not believe it will have a material impact on its financial position and results of operations.

        In November 2001, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." EITF No. 01-09 requires recording certain consideration paid to distributors of the Company's products as a reduction of revenue. The provisions of EITF No. 01-09 are required to be adopted by the Company beginning January 1, 2002. The Company does not expect the implementation EITF No. 01-09 to have a material effect on its financial position and results of operations.

3. Inventories (in thousands)

	December 31,
	2001	2000
Raw materials	$3,788	$3,763
Finished goods	1,635	1,909

	$5,423	$5,672

4. Fixed Assets (in thousands):

	December 31,
	2001	2000
Equipment	$3,666	$3,512
Tooling	1,791	1,639
Furniture and fixtures	358	356
Computer software	521	498
Leasehold improvements	889	731

	7,225	6,736
Less accumulated depreciation and amortization	(4,625)	(3,848)

	$2,600	$2,888

5. Acquisitions:

        On February 1, 2000, the Company completed the acquisition of selected assets of Unison Fiber Optic Systems, LLC ("Unison"), a joint venture between Advanced Lighting Technologies, Inc. ("ADLT") and Rohm & Haas Company. ADLT is a 24% shareholder of Fiberstars, Inc. common stock. The Company acquired key personnel, technology and fixed assets totaling $625,000 and, subject to achievement of development milestones, up to $2 million in development funds from Unison. In exchange for this, the Company issued warrants to ADLT for the purchase of up to 1 million shares of the Company's common stock at $0.01 per share. These warrants may not be exercised until the price of the Company's stock reaches certain trading levels on the Nasdaq National Market, as follows: 250,000 will be exercisable when the Company's stock price reaches $6.00; 250,000 when the price reaches $8.00; 250,000 when the price reaches $10.00; and 250,000 when the price reaches $12.00. These prices must be maintained as an average over at least 30 days. In addition, certain sales milestones must be reached on products of Unison technology before the warrants can be exercised. At ADLT's option, the warrants may be exchanged by ADLT, regardless of their exercisability, for up to 445,000 newly issued Fiberstars shares. These newly issuable shares were included in the calculation of basic and diluted earnings per share for each of the years ended December 31, 2001 and 2000. Additionally, the Company agreed to pay royalties on certain products over a 10 year period at rates ranging from 3% to 1%. Also, as part of the acquisition agreement for Unison, the Company agreed to provide $2,000,000 in development services to ADLT. The fees earned under this contract were recognized as revenue in 1999 and 2000, with associated development costs included in cost of sales. The Company valued the acquisition based on the value of the warrants. The acquisition was valued at $2,550,000 of which $977,000 was identified intangible assets, $10,000 in goodwill, $625,000 for fixed assets acquired and $938,000 for in-process technology, which was written-off. The $938,000 allocated to in-process technology acquired was for certain lamp and optics technology and certain fiber producing technology the development of which had not yet reached a stage where it was certain that marketable products would result. There is currently no alternative use for this technology as it was designed specifically for the lighting industry. In accordance with generally accepted accounting principles, the amount allocated to in-process technology acquired, which was determined by an independent valuation, was recorded as a charge to expense in the first quarter of 2000.

        On April 18, 2000 the Company acquired Lightly Expressed, Ltd ("Lightly Expressed") for 100,000 shares of Fiberstars common stock and warrants to purchase 100,000 additional shares, provided certain operating profits are met in succeeding years. The acquisition was accounted for as a purchase. The

Company valued the acquisition based on the value of stock and warrants issued. The value of the acquisition was $947,000 of which $815,000 was for intangibles and $132,000 for net assets acquired. The value of the acquisition attributable to the 100,000 newly issued shares was $775,000, based on the per share price of the Company's common stock. The value of attributable to the 100,000 warrants issued was $344,820, based on the Black Scholes model. The key assumptions used included an exercise price of $6.00, a current share price of $7.75, and a volatility of 37% (based on historic share values).

        At the time of the acquisition, the Company determined that a minimum of 50% of the warrants would be exercisable and accordingly, recorded $172,410 on acquisition. The Company will record additional goodwill for any warrants that become exercisable based on the difference between the fair value on the date the contingency is met and the amount previously recorded. No warrants became exercisable in 2001.

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
	(in thousands, except per share amounts)
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

        As of the acquisition date, the technological feasibility of the in-process technology had not been established and the technology had no alternative future use. Therefore, the Company expensed the in-process research and development in the first quarter of 2000. The remaining intangible assets are being amortized using the straight-line method over the estimated useful life of the assets, ranging from 3 to 7 years.

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

        To date, actual results have been materially consistent with the Company's assumptions at the time of the acquisition. The assumptions primarily consist of a projected completion date for the products to be derived from the in-process technology acquired, the estimated cost required to bring them to completion and the pre-tax profit projected to be derived from these products. The initial illuminators using the CPC technology shipped in the fourth quarter of 2001. While this is later than planned, at the time of the acquisition the profit projected to be achieved from these products was not forecast to be material in fiscal 2000 or 2001. Initial products based on extruded solid core fiber are still under development and are not expected to begin shipping until 2003, as projected in the development plan at the time of the acquisition. Failure to achieve the expected levels of revenue and net income from these products during the complete life cycle will have a negative impact on the return on investment expected at the time that the acquisition was finalized. This could also cause a reduction in value of other assets related to these development activities.

7. Accrued Liabilities (in thousands):

	December 31,
	2001	2000
Sales commissions and incentives	$1,003	$1,074
Accrued warranty expense	220	200
Accrued legal and accounting fees	112	139
Accrued employee benefits	314	235
Others	439	408

	$2,088	$2,056

8. Bank Borrowings:

        The Company has entered into the following borrowing arrangements with its banks:

  a)
  A $5,000,000 Loan and Security Agreement (Accounts Receivable and Inventory) dated as of December 7, 2001, bearing interest equal to prime plus 0.25% per annum computed daily or a fixed rate term option of LIBOR plus 3%. Borrowings under this line are collateralized by the Company's assets and intellectual property. Specific borrowings are tied to accounts receivable and inventory balances, and the Company must maintain certain covenants with respect to effective net worth and financial ratios. There were no borrowings against this facility at December 31, 2001.

  b)
  A $364,000 (in UK pounds sterling, based on the exchange rate at December 31, 2001) bank overdraft agreement with Lloyds Bank Plc. There were no borrowings against this facility at December 31, 2001.

  c)
  A $523,000 (in German Deutsche Marks, based on the exchange rate at December 31, 2001) bank borrowing facility in Germany with Sparkasse Neumarkt Bank for the German office facility. There was $419,000 and $435,000 in borrowings against this facility as of December 31, 2001 and 2000, respectively as amended. Under the terms of this borrowing, $30,000 is due in 2003 and $389,000 is due in 2008. In addition, there is a revolving line of credit of $182,000 (in German Deutsche Mark) with Sparkasse Neumarkt Bank. As of December 31, 2001, there was $101,000 in borrowings against this facility.

9. Commitments and Contingencies:

        The Company occupies manufacturing and office facilities under non-cancelable operating leases expiring in 2006 under which it is responsible for related maintenance, taxes and insurance. Minimum lease commitments under the leases are as follows (in thousands):

Year ending December 31,	Minimum lease commitments
2002	$871
2003	855
2004	881
2005	917
2006	717

Total minimum lease payments	$4,241

        These leases included certain escalation clauses and thus rent expense was recorded on a straight-line basis. Rent expense approximated $1,014,000, $979,000, and $652,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

        At December 31, 2001, a letter of credit in the amount of $350,000 was held by the Company on behalf of Sparkasse Neumarkt Bank. The letter of credit would be drawn against the Company's line of credit facility with Wells Fargo Bank in the event there were a default by the Company's German subsidiary, LBM, on its outstanding loan with Sparkasse Neumarkt Bank, and subsequently has been transferred to the Loan and Security agreement with Comerica Bank (See Note 8).

        The Company is engaged in certain legal and administrative proceedings incidental to its normal business activities.

10. Shareholders' Equity:

  Common Stock:

        The notes receivable from shareholders for common stock bear interest at a rate of 9% and are payable ten years from the date of issuance. The Company does not recognize interest on this notes receivable until it is received.

        Under the terms of certain agreements with the Company, the holders of approximately 1,489,000 shares of common stock have certain demand and piggyback registration rights. All registration expenses generally would be borne by the Company.

10. Shareholders' Equity: (Continued)

  Warrants:

        As part of the acquisition of Unison, the Company provided ADLT with warrants to purchase one million shares of the Company's common stock exercisable at one penny per share. These warrants may not be exercised until the price of the Company's common stock reaches certain trading levels on the Nasdaq National Market, as follows: 250,000 will be exercisable when the price of the Company's common stock reaches $6.00; 250,000 when the price of the Company's common stock reaches $8.00; 250,000 when the price of the Company's common stock reaches $10.00; and 250,000 when the price of the Company's common stock reaches $12.00. These prices must be maintained as an average over at least 30 days. In addition, certain sales milestones must be reached on products developed from Unison technology before the warrants can be exercised. At ADLT's option, the warrants may be exchanged by ADLT, regardless of their exercisability, for up to 445,000 newly issued shares of common stock.

        As part of the acquisition of Lightly Expressed, the Company granted the Lightly Expressed shareholders warrants to purchase 100,000 shares which may be exercised in three years if certain operating profits from sales of the products acquired are met.

        Warrant activity comprised:

	Shares	Warrants Outstanding Exercise Price	Amount
			(in thousands)
Balance, December 31, 1998	100,000	$5.40	$540
Warrants cancelled	(100,000)	$5.40	$(540)

Balance, December 31, 1999	—		$—
Warrants granted	1,100,000	$2.00 - $6.00	$3,000

Balance, December 31, 2000	1,100,000	$2.00 - $6.00	$3,000

Warrants granted	—	$2.00 - $6.00	$—

Balance, December 31, 2001	1,100,000	$2.00 - $6.00	$3,000

        At December 31, 2001, there were 1,100,000 warrants outstanding.

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

  1994 Directors' Stock Option Plan:

        At December 31, 2001, a total of 400,000 shares of common stock had been reserved for issuance under the 1994 Directors' Stock Option Plan. The plan provides for the granting of nonstatutory stock options to nonemployee directors of the Company.

  1994 Stock Option Plan:

        At December 31, 2001, an aggregate of 1,550,000 shares of the Company's common stock had been reserved for issuance under the 1994 Stock Option Plan to employees, officers, and consultants at prices not lower than the fair market value of the common stock of the Company on the date of grant in the case of incentive stock options, and not lower than 85% of the fair market value on the date of grant in the case of non-statutory stock options. Options granted may be either incentive stock options or nonstatutory stock options. The plan administrator (the Board of Directors or a committee of the Board) determines the terms of options granted under the plan including the number of shares subject to the option, exercise price, term and exercisability.

  Activity Under the Stock Option Plans:

Option activity under all plans comprised:

	Options available for grant	Number of Shares	Weighted Average Exercise Price Per Share
	(in thousands)	(in thousands)
Balance, December 31, 1998	405	1,249
Additional shares reserved	100
Granted	(563)	563	$3.87
Cancelled	106	(106)	$6.10
Exercised		(13)	$0.93

Balance, December 31, 1999	48	1,693
Additional shares reserved	200
Granted	(304)	304	$5.69
Cancelled	149	(149)	$5.07
Exercised		(180)	$4.36

Balance, December 31, 2000	93	1,668
Additional shares reserved
Granted	(85)	85	$3.83
Cancelled	195	(195)	$4.85
Exercised		(28)	$2.93

Balance, December 31, 2001	203	1,530

        At December 31, 2001, 2000 and 1999, options to purchase 1,147,007 shares, 1,131,892 shares and 869,336 shares of common stock, respectively, were exercisable at weighted average fair values of $4.67, $4.52 and $4.71, respectively.

OPTIONS OUTSTANDING				OPTIONS CURRENTLY EXERCISABLE
		Weighted Average Remaining Contractual Life
Range of Exercise Prices	Number of Shares Outstanding		Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(in thousands)	(in years)		(in thousands)
$0.90 - $0.90	37.8		$0.90	37	$0.90
$3.38 - $3.94	314	3.6	$3.58	202	$3.57
$4.00 - $4.88	651	2.7	$4.52	507	$4.51
$5.13 - $5.88	323	2.0	$5.46	312	$5.46
$6.25 - $7.13	205	4.6	$6.75	89	$6.83

	1,530			1,147

  1994 Employee Stock Purchase Plan:

        At December 31, 2001, a total of 100,000 shares of common stock had been reserved for issuance under the 1994 Employee Stock Purchase Plan. The plan permits eligible employees to purchase common stock through payroll deductions at a price equal to the lower of 85% of the fair market value of the Company's common stock at the beginning or end of the offering period. Employees may end their participation at any time during the offering period, and participation ends automatically on termination of employment with the Company. At December 31, 2001, 64,250 shares had been issued under this plan.

  Stock-Based Compensation:

        The Company has adopted the disclosure only provision of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." The Company, however, continues to apply APB 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for options granted under the Stock Option Plans or for shares issued under the Employee Stock Purchase Plan. Had compensation cost for these plans been determined based on the fair value of the options at the grant date for awards in 2001, 2000 and 1999 consistent with the provisions of SFAS 123, the

Company's net income (loss) and net income (loss) per share would have been changed to the pro forma amounts indicated below (in thousands, except per share amounts):

	Years Ended December 31,
	2001	2000	1999
Net Income (Loss)—As reported	$(2,128)	$(454)	$1,413

Net Income (Loss)—Pro forma	$(2,616)	$(984)	$1,072

Basic Earnings (Loss) Per Share—As reported	$(0.45)	$(0.10)	$0.35

Basic Earnings (Loss) Per Share—Pro forma	$(0.55)	$(0.22)	$0.27

Diluted Earnings (Loss) Per share—As reported	$(0.45)	$(0.10)	$0.35

Diluted Earnings (Loss) Per share—Pro forma	$(0.55)	$(0.22)	$0.26

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999:

	2001	2000	1999
Fair value of options issued	$1.89	$3.79	$1.60
Exercise price	3.69	$6.20	$4.30
Expected life of option	3.65 years	3.95 years	3.95 years
Risk-free interest rate	4.61%	6.23%	5.69%
Expected volatility	67%	78%	37%

11. Income Taxes

        The components of the benefit from (provision for) income taxes are as follows (in thousands):

	Years Ended December 31,
	2001	2000	1999
Current:
Federal	$551	$(399)	$(381)
Foreign	(105)	(25)	(402)
State	(1)	(69)	(127)

	445	(493)	(910)
Deferred:
Federal	910	646	59
State	(102)	104	9

	808	750	68

Benefit from (provision for) income taxes	$1,253	$257	$(842)

        The following table shows the geographic components of pretax income (loss) between U.S. and foreign subsidiaries:

	December 31,
	2001	2000	1999
U.S.	$(3,568)	$(757)	$1,177
Foreign subsidiaries	187	46	1,078

	$(3,381)	$(711)	$2,255

        The principal items accounting for the difference between income taxes computed at the United States statutory rate and the benefit from (provision for) income taxes reflected in the statements of operations are as follows:

	December 31,
	2001	2000	1999
United States statutory rate	34.0%	34.0%	(34.0)%
State Taxes (net of federal tax benefit)	5.5%	5.5%	(5.5)%
Other	(2.4)%	(3.4)%	2.2%

	37.1%	36.1%	(37.3)%

        The tax effects of temporary differences that give rise to significant portions of the deferred tax asset are as follows (in thousands):

	December 31,
	2001	2000
Allowance for doubtful accounts	$148	$339
Accrued expenses and other reserves	709	719
In-process research and development	55	301
Foreign currency translation adjustment	256	157
Tax credits	454	—
Net operating loss	755	—
Other	—	53

Total deferred tax asset	$2,377	$1,569

        The deferred tax asset is not reduced by a valuation allowance as management believes it will fully realize the benefit from its deferred tax assets. Realization is dependent on generating sufficient future taxable income. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

        At December 31, 2001, the Company has net operating loss carryforwards of $1,839,000 for federal and $2,161,000 for state income tax purposes, respectively. These federal and state carryforwards expire through 2021 and 2011, respectively. The Company also has research and experimentation tax credits of approximately $247,000 for federal and $125,000 for state income tax purposes. The federal research and development credits expire through 2021.

12. Segments and Geographic Information:

        The Company has two primary product lines: the pool and spa lighting product line and the commercial lighting product line, each of which markets and sells fiber optic lighting products. The Company markets its products for worldwide distribution primarily through independent sales representatives, distributors and swimming pool builders in North America, Europe and the Far East.

        A summary of geographic sales is as follows (in thousands):

	Years Ended December 31,
	2001	2000	1999
U.S. Domestic	$21,298	$26,533	$22,972
Other Countries	7,755	10,388	10,339

	$29,053	$36,921	$33,311

        A summary of geographic long-lived assets (fixed assets and goodwill) is as follows (in thousands):

	December 31,
	2001	2000
U.S. Domestic	$5,791	$6,469
Other Countries	1,346	1,569

	$7,137	$8,038

        A summary of sales by product line is as follows (in thousands):

	Years Ended December 31,
	2001	2000	1999
Pool and Spa Lighting	$14,294	$18,987	$15,261
Commercial Lighting	14,759	16,235	17,355
Other	—	1,699	695

	$29,053	$36,921	$33,311

13. Employee Retirement Plan:

        The Company maintains a 401(k) profit sharing plan for its employees who meet certain qualifications. The Plan allows eligible employees to defer up to 15% of their earnings, not to exceed the statutory amount per year on a pretax basis through contributions to the Plan. The Plan provides for employer contributions at the discretion of the Board of Directors; however, no such contributions were made in 2001, 2000 and 1999.

14. Related Party Transactions:

        In previous years, the Company advanced amounts to certain officers by way of promissory notes. The notes are collateralized by certain issued or potentially issuable shares of the Company's common stock. The notes bear interest at rates ranging from 6% to 8% per annum and are repayable at various dates through 2004. At December 31, 2001 and 2000, $88,000 and $109,000 was outstanding under the notes, respectively. At December 31, 2001, $36,000 is included in other assets and $52,000 is included in notes and other receivables. At December 31, 2000, $109,000 was included in notes and other receivables.

        ADLT is a holder of 24% of the Company's outstanding Common Stock. In January 2000, the Company executed the Mutual Supply Agreement with ADLT under which the Company buys certain lamps and components for its illuminators and through which the Company sells its finished products to ADLT. The terms of this agreement provide for specified pricing on products purchased from and sold to ADLT. The Company has purchased, and continues to purchase, components from ADLT under the terms of this agreement. Also, in January 2000, the Company entered into a Development Agreement with Unison, a wholly owned subsidiary of ADLT, under which the Company provided development services for which it received $2 million in fees from October 1999 through January 2001. In exchange, the Company will pay royalties on the sales of products these technologies produce at a rate of 3% for five years, 2% for the next two years and 1% for the next three years, after which the Company assumes exclusive royalty-free rights.

        The Company had sales to ADLT under terms of the Mutual Supply Agreement and prior supply agreements of $904,000 during 2001 and $542,912 during 2000. Purchases were made from ADLT under these agreements with the Company along with royalties paid amounted to $484,000 in 2001 and $868,831 in 2000. Under the terms of the Development Agreement and a prior professional services agreement the Company received revenue from ADLT of $1,700,000 in 2000 and $300,000 in 1999. There was no revenue received under this agreement in 2001. Accounts receivable from ADLT was $143,000 and $361,000 at December 31, 2001 and 2000, respectively. Accounts payable due to ADLT were $212,000 and $254,000 at December 31, 2001 and 2000, respectively.

15. Subsequent Event

        In a private placement in March 2002 the Company sold 328,633 shares of Common Stock, for net proceeds of $980,000 (net of fees and expenses). In addition, each purchaser was issued a warrant to purchase a number of shares of the Company's Common Stock equal to 20% of the number of shares of Common Stock purchased by such purchaser in the offering. The purchase price of the Common Stock was $3.00 per share, which was based on a 8.8% discount on the 10 day average price as of March 14, 2002. The purchase price of the Common Stock for insiders who participated in the offering was $3.35, which was the higher of (1) the price on the closing date or (2) the 10 day average price as of March 14, 2002, plus a $.03 premium because of the issuances of the warrants. The warrants have an initial exercise price of $4.30 per share, with a life of 5 years.

Item 14 (continued)

  (a)
  (continued)

  (2)
  Financial Statement Schedules

            The following Financial Statement Schedule of Fiberstars, Inc. is filed as part of this Form 10-K included in Item 14(d) below:

    Schedule II—Valuation and Qualifying Accounts.

            All other schedules are omitted either because they are not applicable or the required information is shown in the financial statements or the notes thereto.

    (3)
    Exhibits

            See Item (c) below.

      Each management contract or compensatory plan or arrangement required to be filed has been identified.

  (b)
  Reports on Form 8-K.

            No current reports on Form 8-K were filed during the fourth quarter of 2001.

  (c)
  Exhibits

Exhibit Number		Description of Documents
3(i).1		Amended and Restated Articles of Incorporation of the Registrant. (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001)
3(i).2		Certificate of Determination of Series A Participating Preferred Stock of the Registrant (incorporated by reference to Exhibit 3(i) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
3(ii	)	Bylaws of the Registrant, as amended (composite copy) (incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).
4.1		Form of warrant issued to the Underwriters in the Company's initial public offering (incorporated by reference to Exhibit 1.1 to the Registrant's Registration Statement on Form SB-2 (Commission File No. 33-79116-LA) which became effective on August 17, 1994).
4.2		Rights Agreement dated as of September 20, 2001 between the Registrant and Mellon Investor Services (incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-A filed with the SEC on September 21, 2001).
10.1	†	Form of Indemnification Agreement for directors and officers of the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form SB-2 (Commission File No. 33-79116-LA) which became effective on August 17, 1994).
10.2	†	1988 Stock Option Plan, as amended, and forms of stock option agreement (incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form SB-2 (Commission File No. 33-79116-LA) which became effective on August 17, 1994).
10.3	†	1994 Stock Option Plan, amended as of May 24, 2000, (incorporaed by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 (Commission File No. 333-52042) filed with the SEC on December 18, 2000).

10.4	†	1994 Employee Stock Purchase Plan, amended as of December 7, 2000, (incorporated by reference to Exhibit 99.3 to the Registrant's Registration Statement on Form S-8 (Commission File No. 333-52042) filed with the SEC on December 18, 2000).
10.5	†	1994 Directors' Stock Option Plan, amended as of May 23, 2001, (incorporated by reference to Exhibit 99.2 to the Registrant's Registration Statement on Form S-8 (Commission File No. 333-68844) filed with the SEC on August 31, 2001).
10.6		Registration Rights Agreement dated as of June 27, 1990, between the Registrant and certain holders of the Registrant's capital stock, as amended by Amendment No. 1 dated as of February 6, 1991 and Amendment No. 2 dated as of April 30, 1994 (incorporated by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form SB-2 (Commission File No. 33-79116-LA) which became effective on August 17, 1994).
10.7		Amendment No. 3 to Registration Rights Agreement to include Warrant shares as Registerable Securities (incorporated by reference to Exhibit 1.2 to the Registrant's Registration Statement on Form SB-2 (Commission File No. 33-79116-LA) which became effective on August 17, 1994).
10.8	†	Stock Purchase Agreement and related Promissory Note between David N. Ruckert and the Registrant dated as of December 9, 1987, as amended (incorporated by reference to Exhibit 10.14 to the Registrant's Registration Statement on Form SB-2 (Commission File No. 33-79116-LA) which became effective on August 17, 1994).
10.9	†	Common Stock Purchase Warrant dated as of June 27, 1988 issued by the Registrant to Philip Wolfson (incorporated by reference to Exhibit 10.15 to the Registrant's Registration Statement on Form SB-2 (Commission File No. 33-79116-LA) which became effective on August 17, 1994).
10.10		Lease Agreement dated December 20, 1993 between the Registrant and Bayside Spinnaker Partners IV (incorporated by reference to Exhibit 10.19 to the Registrant's Registration Statement on Form SB-2 (Commission File No. 33-79116-LA) which became effective on August 17, 1994).
10.11		Form of Agreement between the Registrant and independent sales representatives (incorporated by reference to Exhibit 10.20 to the Registrant's Registration Statement on Form SB-2 (Commission File No. 33-79116-LA) which became effective on August 17, 1994).
10.12	†	Consulting Agreement dated August 25, 1994, between the Registrant and Philip Wolfson, M.D. (incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1994).
10.13	*	Distribution Agreement dated March 21, 1995, between the Registrant and Mitsubishi International Corporation (incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1994).
10.14		Stock Purchase Agreement dated March 21, 1995, among the Registrant, Mitsubishi International Corporation and Mitsubishi Corporation (incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1994).
10.15		Promissory Note dated as of October 7, 1996, issued in favor of the Registrant by Steve Keplinger (incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1996).
10.16		Promissory Note dated as of March 25, 1997, issued in favor of the Registrant by Barry Greenwald (incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1996).

10.17		Promissory Note dated as of March 15, 1998, issued in favor of the Registrant by Barry Greenwald (incorporated by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1997).
10.18	*	Asset Purchase Agreement dated August 31, 1998, by and among Fibre Optics International, Inc., Douglas S. Carver, Dave M. Carver, and the Registrant (incorporated by reference to Exhibit 10.32 to the Registrant's Amended Annual Report on Form 10-KSB/A for the year ended December 31, 1998).
10.19		Asset Purchase Agreement dated as of November 19, 1998, by and among the Registrant, Hillgate (4) Limited, Crescent Lighting Limited, Michael Beverly Morrison and Corinne Bertrand (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the SEC on December 4, 1998).
10.20	*	Purchase and Take-over Agreement between Frau Claudia Mann, acting for LBM Lichtleit-Fasertechnik and Fiberstars Deutschland GmbH, represented by its Managing Director Herr Bernhard Mann (incorporated by reference to Exhibit 10.34 to the Registrant's Amended Annual Report on Form 10-KSB/A for the year ended December 31, 1998).
10.21	*	Asset Purchase Agreement dated as of December 30, 1998, between Respironics, Inc. and the Registrant (incorporated by reference to Exhibit 10.35 to the Registrant's Amended Annual Report on Form 10-KSB/A for the year ended December 31, 1998).
10.22		Multi-tenant Industrial Triple Net Lease last executed December 1, 1998, between the Registrant and Catellus Development Corporation (incorporated by reference to Exhibit 10.36 to the Registrant's Amended Annual Report on Form 10-KSB/A for the year ended December 31, 1998).
10.23		Multi-tenant Industrial Lease Agreement (Modified Gross) dated September 15, 1998 between the Registrant and Harsch Investment Corp., as Agent for MacArthur/Broadway Center, Inc. (incorporated by reference to Exhibit 10.37 to the Registrant's Amended Annual Report on Form 10-KSB/A for the year ended December 31, 1998), as amended by First Amendment to Lease dated December 13, 1999 (incorporated by reference to Exhibit 10.37 to the Registrant's Amended Annual Report on Form 10-K 405/A for the year ended December 31, 1999).
10.24		Amended and Restated Promissory Note dated March 25, 1999, between the Registrant and J. Steven Keplinger (incorporated by reference to Exhibit 10.40 to the Registrant's Amended Annual Report on Form 10-KSB/A for the year ended December 31, 1998).
10.25		Asset Purchase Agreement dated as of January 14, 2000 among Fiberstars, Inc. and Unison Fiber Optic Lighting Systems, LLC (incorporated by reference to Exhibit 7.0 to Advanced Lighting Technologies, Inc.'s Amendment No. 3 to Schedule 13D filed with the SEC on March 9, 2000).
10.26		Agreement and Plan of Reorganization dated April 18, 2000 between Fiberstars, Inc. and Lightly Expressed, Ltd. (VA), Lightly Expressed, Ltd. (CA), William Leaman and Michael Weber (incorporated by reference to Exhibit 2.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
10.27		Loan Agreement dated September 1, 2000, between the Registrant and Wells Fargo Bank (incorporated by reference to Exhibit 10.32 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
10.28		Term Commitment Note of the Registrant dated as of September 1, 2000, to Wells Fargo Bank (incorporated by reference to Exhibit 10.30 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.29		Revolving Line of Credit Note of the Registrant dated as of September 1, 2000, to Wells Fargo Bank (incorporated by reference to Exhibit 10.31 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
10.30	*	Three (3) Year Supply Agreement dated November 30, 2000 between the Registrant and Mitsubishi International Corporation (incorporated by reference to the exhibit of the same number to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).
10.31		Restated Investor Agreement dated January 31, 2000, between the Registrant, Advanced Lighting Technologies, Inc., and Unison Fiber Optic Lighting Systems, LLC (incorporated by reference to Exhibit 7(d) to Advanced Lighting Technologies, Inc.'s Amendment No. 3 to Schedule 13D filed with the SEC on March 9, 2000).
10.32	*	Exclusive Marketing and Distribution Agreement between the Registrant and Laars, Inc. effective July 31, 2000 (incorporated by reference to the exhibit of the same number to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).
10.33		Extension—Loan Agreement between the Registrant and Wells Fargo Bank, National Association dated March 23, 2001 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).
10.34		Extension—Revolving Line of Credit Note by the Registrant dated as of March 23, 2001, to Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).
10.35		Continuing Security Agreement, Rights to Payment and Inventory by the Registrant dated as of March 23, 2001, to Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).
10.36		Extension—Revolving Line of Credit Note of the Registrant dated as of August 10, 2001, to Wells Fargo Bank (incorporated by reference to Exhibit 10.30 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
10.37		Consulting Agreement effective as of October 18, 2001 between the Company and John B. Stuppin.
10.38		Loan and Security Agreement (Accounts and Inventory) as dated December 7, 2001, between Comerica Bank-California, a California banking corporation and the Company.
21.1		Significant subsidiaries of Fiberstars, Inc.
23.1		Consent of Independent Accountants.

*
Confidential treatment has been granted with respect to certain portions of this agreement.
†
Indicates management contracts or compensatory plan or arrangement.

  (d)
  Financial Statement Schedules

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Fiberstars, Inc.
Fremont, California

        Our audits of the consolidated financial statements referred to in our report dated February 15, 2002, except for Note 15 for which the date is April 1, 2002, appearing in Item 14(a)1 of this Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
San Jose, California
February 15, 2002

SCHEDULE II

FIBERSTARS, INC.
SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Year	Charges To Revenue	Charges To Expenses	Deductions	Balance at End of Year
	(Amounts in thousands)
Year Ended December 31, 2001
Allowance for doubtful accounts and returns	$1,526	$740	$274	$1,955	$585
Year Ended December 31, 2000
Allowance for doubtful accounts and returns	598	656	936	664	1,526
Year Ended December 31, 1999
Allowance for doubtful accounts and returns	540	730	97	769	598

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized, on the 1st day of April, 2002.

FIBERSTARS, INC.
By:	/s/ DAVID N. RUCKERT David N. Ruckert Chief Executive Officer (Principal Executive Officer)

        In accordance with the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID N. RUCKERT David N. Ruckert	Chief Executive Officer and Director (Principal Executive Officer)	April 1, 2002
/s/ ROBERT A. CONNORS Robert A. Connors	Chief Financial Officer (Principal Financial and Accounting Officer)	April 1, 2002
/s/ JOHN B. STUPPIN John B. Stuppin	Director	April 1, 2002
/s/ THEODORE L. ELIOT, JR. Theodore L. Eliot, Jr.	Director	April 1, 2002
/s/ MICHAEL FEUER, PH.D. Michael Feuer, Ph.D.	Director	April 1, 2002
/s/ B.J. GARET B.J. Garet	Director	April 1, 2002
/s/ WAYNE R. HELLMAN Wayne R. Hellman	Director	April 1, 2002

/s/ D. JONATHON MERRIMAN D. Jonathon Merriman	Director	April 1, 2002
/s/ PHILIP WOLFSON Philip Wolfson	Director	April 1, 2002

EXHIBIT INDEX

Exhibit Number		Description of Documents
3(i).1		Amended and Restated Articles of Incorporation of the Registrant. (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001)
3(i).2
Certificate of Determination of Series A Participating Preferred Stock of the Registrant (incorporated by reference to Exhibit 3(i) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
3(ii	)	Bylaws of the Registrant, as amended (composite copy) (incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).
4.1
Form of warrant issued to the Underwriters in the Company's initial public offering (incorporated by reference to Exhibit 1.1 to the Registrant's Registration Statement on Form SB-2 (Commission File No. 33-79116-LA) which became effective on August 17, 1994).
4.2
Rights Agreement dated as of September 20, 2001 between the Registrant and Mellon Investor Services (incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-A filed with the SEC on September 21, 2001).
10.1	†
Form of Indemnification Agreement for directors and officers of the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form SB-2 (Commission File No. 33-79116-LA) which became effective on August 17, 1994).
10.2	†
1988 Stock Option Plan, as amended, and forms of stock option agreement (incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form SB-2 (Commission File No. 33-79116-LA) which became effective on August 17, 1994).
10.3	†
1994 Stock Option Plan, amended as of May 24, 2000, (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 (Commission File No. 333-52042) filed with the SEC on December 18, 2000).
10.4	†
1994 Employee Stock Purchase Plan, amended as of December 7, 2000, (incorporated by reference to Exhibit 99.3 to the Registrant's Registration Statement on Form S-8 (Commission File No. 333-52042) filed with the SEC on December 18, 2000).
10.5	†
1994 Directors' Stock Option Plan, amended as of May 23, 2001, (incorporated by reference to Exhibit 99.2 to the Registrant's Registration Statement on Form S-8 (Commission File No. 333-68844) filed with the SEC on August 31, 2001).
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
10.8	†
Stock Purchase Agreement and related Promissory Note between David N. Ruckert and the Registrant dated as of December 9, 1987, as amended (incorporated by reference to Exhibit 10.14 to the Registrant's Registration Statement on Form SB-2 (Commission File No. 33-79116-LA) which became effective on August 17, 1994).

10.9	†
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
10.12	†
Consulting Agreement dated August 25, 1994, between the Registrant and Philip Wolfson, M.D. (incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1994).
10.13	*
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
10.18	*
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
10.20	*
Purchase and Take-over Agreement between Frau Claudia Mann, acting for LBM Lichtleit-Fasertechnik and Fiberstars Deutschland GmbH, represented by its Managing Director Herr Bernhard Mann (incorporated by reference to Exhibit 10.34 to the Registrant's Amended Annual Report on Form 10-KSB/A for the year ended December 31, 1998).
10.21	*
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
10.30	*
Three (3) Year Supply Agreement dated November 30, 2000 between the Registrant and Mitsubishi International Corporation (incorporated by reference to the exhibit of the same number to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).
10.31
Restated Investor Agreement dated January 31, 2000, between the Registrant, Advanced Lighting Technologies, Inc., and Unison Fiber Optic Lighting Systems, LLC (incorporated by reference to Exhibit 7(d) to Advanced Lighting Technologies, Inc.'s Amendment No. 3 to Schedule 13D filed with the SEC on March 9, 2000).
10.32	*
Exclusive Marketing and Distribution Agreement between the Registrant and Laars, Inc. effective July 31, 2000 (incorporated by reference to the exhibit of the same number to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).
10.33
Extension—Loan Agreement between the Registrant and Wells Fargo Bank, National Association dated March 23, 2001 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

10.34
Extension—Revolving Line of Credit Note by the Registrant dated as of March 23, 2001, to Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).
10.35
Continuing Security Agreement, Rights to Payment and Inventory by the Registrant dated as of March 23, 2001, to Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).
10.36
Extension—Revolving Line of Credit Note of the Registrant dated as of August 10, 2001, to Wells Fargo Bank (incorporated by reference to Exhibit 10.30 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
10.37	Consulting Agreement effective as of October 18, 2001 between the Company and John B. Stuppin.
10.38	Loan and Security Agreement (Accounts and Inventory) as dated December 7, 2001, between Comerica Bank-California, a California banking corporation and the Company.
21.1	Significant subsidiaries of Fiberstars, Inc.
23.1	Consent of Independent Accountants.

*
Confidential treatment has been granted with respect to certain portions of this agreement

†
Indicates management contracts or compensatory plan or arrangement

‡
Previously filed

QuickLinks

PART I
  Item 1. Description of Business
  Item 2. Description of Property
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Common Equity and Related Stockholder Matters
  Item 6. Selected Consolidated Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Qualitative or Quantitative Disclosures About Market Risk
  Item 8. Consolidated Financial Statements and Supplementary Data
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
FIBERSTARS, INC. CONSOLIDATED BALANCE SHEETS, December 31, 2001 and 2000 (amounts in thousands except share amounts)
FIBERSTARS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS For the years ended December 31, 2001, 2000 and 1999 (amounts in thousands except per share amounts)
FIBERSTARS, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) For the years ended December 31, 2001, 2000 and 1999 (amounts in thousands)
FIBERSTARS, INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY For the years ended December 31, 2001, 2000 and 1999 (amounts in thousands)
FIBERSTARS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS For the years ended December 31, 2001, 2000 and 1999 (amounts in thousands)
FIBERSTARS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE
  SCHEDULE II
SIGNATURES
EXHIBIT INDEX