Form 10-Q
period 2002-03-31
FIBERSTARS INC /CA/
filed 2002-05-15
CIK 924168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2002

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

Yes  ☒    No  ☐

The number of outstanding shares of the registrants’ Common Stock, $0.0001 par value, as of March 31, 2002 was 4,655,008.

FIBERSTARS, INC.

TABLE OF CONTENTS

Part I — FINANCIAL INFORMATION

Item 1	Financial Statements:

	a.	Condensed Consolidated Balance Sheets March 31, 2002 and December 31, 2001

	b.	Condensed Consolidated Statements of Operations Three Months ended March 31, 2002 and 2001

	c.	Condensed Consolidated Statements of Comprehensive Operations Three Months ended March 31, 2002 and 2001

	d.	Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2002 and 2001

	e.	Notes to Condensed Consolidated Financial Statements

Item 2	Management’s Discussion and Analysis of Results of Operations and Financial Condition

Item 3	Quantitative and Qualitative Disclosures About Market Risk

Part II — OTHER INFORMATION

Item 6		Exhibits and Reports on Form 8-K

Signatures

PART I.    FINANCIAL INFORMATION

Item 1.  Financial Statements

FIBERSTARS, INC.

CONDENSED

CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	March 31, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,155	$584
Accounts receivable trade, net	7,630	4,802
Notes and other accounts receivables	253	209
Inventories, net	5,162	5,423
Prepaids and other current assets	998	623
Deferred income taxes	1,451	1,441
Total current assets	16,649	13,082

Fixed assets, net	2,930	2,600
Goodwill and intangibles	4,483	4,537
Other assets	184	279
Deferred income taxes	703	936
Total assets	$24,949	$21,434

LIABILITIES
Current liabilities:
Accounts payable	$2,571	$2,395
Accrued liabilities	2,112	2,088
Short-term bank borrowing	2,429	101
Total current liabilities	7,112	4,584
Other long term liabilities	110	—
Long-term bank borrowings	401	419
Total liabilities	7,623	5,003

SHAREHOLDERS’ EQUITY
Common stock	1	1
Additional paid-in capital	19,583	18,563
Note receivable from shareholder	(75)	(75)
Accumulated other comprehensive loss	(454)	(399)
Accumulated deficit	(1,729)	(1,659)
Total shareholders’ equity	17,326	16,431
Total liabilities and shareholders’ equity	$24,949	$21,434

The accompanying notes are an integral part of these financial statements

FIBERSTARS, INC.

CONDENSED

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2002	2001

Net sales	$7,590	$6,876
Cost of sales	4,704	4,267
Gross profit	2,886	2,609

Operating expenses:
Research and development	444	651
Sales and marketing	1,806	2,199
General and administrative	706	890
Total operating expenses	2,956	3,740
Loss from operations	(70)	(1,131)

Other income (expense):
Equity in joint venture’s income	—	9
Net interest expense	(26)	(40)
Loss before income taxes	(96)	(1,162)
Benefit from income taxes	26	445
Net loss	$(70)	$(717)

Net loss per share — basic and diluted	$(0.01)	$(0.15)
Shares used in per share calculation — basic and diluted	4,780	4,687

The accompanying notes are an integral part of these financial statements

FIBERSTARS, INC.

CONDENSED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2002	2001

Net loss	$(70)	$(717)

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(75)	(169)
Income tax benefit (expense)	20	65
Comprehensive loss	$(125)	$(821)

The accompanying notes are an integral part of these financial statements

FIBERSTARS, INC.

CONDENSED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2002	2001

Cash flows from operating activities:
Net loss	$(70)	$(717)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	255	373
Provision for doubtful accounts receivable	30	20
Equity in joint venture		(9)
Deferred income taxes	68	(785)
Changes in assets and liabilities:
Accounts receivable	(2,874)	(1,578)
Notes and other receivables	(44)	14
Inventories	245	(571)
Prepaids and other current assets	(376)	57
Other assets	97	(54)
Accounts payable	184	(634)
Accrued liabilities	(141)	(126)
Total adjustments	(2,556)	(3,293)
Net cash used in operating activities	(2,626)	(4,010)

Cash flows from investing activities:
Repayment of loan made to officers	—	7
Acquisition of fixed assets	(111)	(168)
Net cash used in investing activities	(111)	(161)

Cash flows from financing activities:
Cash proceeds from sale of common stock	1,020	78
Proceeds from long-term bank borrowings	—	73
Proceeds from short-term bank borrowings	2,326	3,186
Net cash provided by financing activities	3,346	3,337

Effect of exchange rate changes on cash	(38)	(36)

Net increase (decrease) in cash and cash equivalents	571	(870)
Cash and cash equivalents, beginning of period	584	1,230
Cash and cash equivalents, end of period	$1,155	$360

Non-cash investing and financing activities:
Acquire fixed assets	$(450)	$—
Finance acquisition of fixed assets	$450	$—

The accompanying notes are an integaral part of these financial statements

FIBERSTARS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002

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

Comparative Figures

Certain prior period amounts have been reclassified to conform with the current year’s presentation.

Year-end Balance Sheet

The year-end balance sheet information was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2001, contained in the Company’s 2001 Annual Report on Form 10-K.

Foreign Currency Translation

The Company’s international subsidiaries use their local currency as their functional currency. For those subsidiaries, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the year. Resulting translation adjustments are recorded to a separate component of shareholders’ equity.

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

A reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

	Three months ended March 31,
	2002	2001
Numerator - Basic and Diluted EPS
Net loss	$(70)	$(717)
Denominator - Basic and Diluted EPS
Weighted average shares	4,780	4,687
Basic and diluted net loss per share	$(0.01)	$(0.15)

The shares outstanding used for calculating basic and diluted EPS includes 445,000 shares of Common Stock issuable for no cash consideration upon exercise of certain exchange provisions of warrants held by ADLT.

At March 31, 2002, options and warrants to purchase 1,542,254 shares of common stock were outstanding, but were not included in the year-to-date calculation of diluted EPS because their inclusion would have been antidilutive.  Options to purchase 1,662,849 shares of common stock were outstanding at March 31, 2001, but were not included in the year-to-date calculation of diluted EPS for 2001 because their inclusion would have been antidilutive.

2.  Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost determined using the first-in, first-out cost method) or market and consist of the following (in thousands):

	March 31, 2002	December 31, 2001
	(unaudited)

Raw materials	$3,730	$3,788
Finished goods	1,432	1,635
	$5,162	$5,423

3.  Line of Credit and Long-term Debt:

The Company has a $5,000,000 Loan and Security Agreement (Accounts Receivable and Inventory) dated December 7, 2001, bearing interest equal to prime plus 0.25% per annum computed daily or a fixed rate term option of LIBOR plus 3%.  Borrowings under this Loan and Security Agreement are collateralized by the Company’s assets and intellectual property.  Specific borrowings are tied to accounts receivable and inventory balances, and the Company must comply with certain covenants with respect to effective net worth and financial ratios.  The Company had borrowings of $2,357,000 against this facility as of March 31, 2002.

The Company also has a $356,000, in UK pounds sterling based on the exchange rate at March 31, 2002, bank overdraft agreement with Lloyds Bank Plc through its UK subsidiary.  There were no borrowings against this facility as of March 31, 2002.

The Company has a $511,000 (in EUROs, based on the exchange rate at March 31, 2002) bank borrowing facility in Germany with Sparkasse Neumarkt Bank for the German office facility.  At the end of the first fiscal quarter of 2002, the Company had borrowings of $401,000 against this credit facility.  Additionally, there is a revolving line of credit of $178,000 (in EUROs) with Sparkasse Neumarkt Bank.  As of March 31, 2002 there was a total borrowing of $72,000 against this facility.

4.  Comprehensive Income (loss)

Comprehensive income (loss) is defined as net income (loss) plus sales, expenses, gains and losses that under generally accepted accounting principles, are included in comprehensive income (loss) but excluded from net income (loss).  A separate statement of comprehensive income (loss) has been presented with this report.

5.  Segments and Geographic Information

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

A summary of geographic sales is as follows (in thousands):

	Three Months ended March 31,
	2002	2001
	(unaudited)	(unaudited)

U.S. Domestic	$5,804	$4,854
Other countries	1,786	2,021
	$7,590	$6,876

Geographic sales are categorized based on the location of the customer to whom the sales are made.

A summary of sales by product line is as follows (in thousands):

	Three months ended March 31,
	2002	2001
	(unaudited)	(unaudited)

Pool and Spa Lighting	$4,189	$3,033
Commercial Lighting	3,401	3,843
	$7,590	$6,876

A summary of geographic long lived assets (fixed assets, goodwill and intangibles) is as follows (in thousands):

	March 31, 2002	December 31, 2001
	(unaudited)

U.S. Domestic	$6,102	$5,791
Other Countries	1,311	1,346
	$7,413	$7,137

6.  Goodwill and Intangibles—Adoption of SFAS 142

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, effective January 1, 2002.  The following table summarizes the impact of adopting SFAS 142 on the net loss and net loss per share for all periods reported in the accompanying Condensed Consolidated Financial Statements (in thousands, except per share amounts):

	Three months ended March 31,
	2002	2001

Reported net loss	$(70)	$(717)
Add back: goodwill amortization	—	55
Adjusted net loss	$(70)	$(662)

Basic and diluted loss per share:
Reported net loss	$(0.01)	$(0.15)
Goodwill amortization	—	0.01
Adjusted net loss	$(0.01)	$(0.14)

As part of adopting SFAS 142 the Company reclassified certain intangibles from goodwill to intangibles.  These amounts were based on an analysis of the asset value of the Unison acquisition performed at the time of the Unison acquisition in January 2000.  The after-tax add-back of goodwill amortization for the three months ended March 31, 2001 includes a gross amount of additional goodwill of $70,000 at historic rates partially offset by $15,000 due to a change in the life of certain Unison intangibles from 10 years to 5 years effective January, 2002.

In accordance with the provisions of SFAS 142 the Company will perform an initial test of goodwill impairment before June 30, 2002.  Additionally, and in accordance with SFAS 142, goodwill will be subject to an annual impairment test.  The Company does not believe goodwill is impaired as of January 1, 2002, the initial date of adopting SFAS 142, and March 31, 2002.

The changes in the carrying amount of goodwill and intangibles as of March 31, 2002 and December 31, 2001 were as follows (in thousands):

	Goodwill			Intangibles
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Balance as of December 31, 2001	$6,114	$(1,577)	$4,537	$—	$—	$—

Reclassification	(770)	152	(618)	770	(152)	618

Amortization expense	—	—	—	—	(54)	—

Balance as of March 31, 2002	$5,344	$(1,425)	$3,919	$770	$(206)	$564

Intangibles at March 31, 2002 include developed and core technology and patents with a gross carrying amount of $399,000 and $371,000, respectively, and accumulated amortization of $105,000 and $101,000, respectively.

The estimated annual amortization expense for intangibles is $157,000 for fiscal 2002, 2003 and 2004 and $50,000 for 2005, 2006 and 2007.

7.  Recent pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS, No.141, “Business Combinations’’ and SFAS No.142, “Goodwill and Other Intangible Assets’’.  Under SFAS No.141, all business combinations initiated after June 30, 2001 must be accounted for using the purchase method. SFAS No.142 requires, among other things, the discontinuance of goodwill amortization.  In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles and the testing for impairment of existing goodwill and other intangibles. The Company has adopted the provisions of SFAS No.142 effective January 1, 2002.

In October 2001, the FASB issued SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets’’, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS No.121 and the accounting and reporting provisions of Accounting Principles Board, or APB, Opinion No.30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions’’, for the disposal of a segment of a business.  The Company adopted the provisions of SFAS No. 144 effective January 1, 2002.  The implementation of SFAS No. 144 did not have a material effect on the Company’s financial position and results of operations.

In November 2001, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.”  EITF No. 01-09 requires recording certain consideration paid to distributors of the Company’s products as a reduction of revenue. The Company adopted the provisions of EITF No. 01-09 effective January 1, 2002. The implementation of EITF No. 01-09 did not have a material effect on the Company’s financial position and results of operations.

8.  Purchased In-process Research and Development

In February 2000, the Company purchased certain assets of Unison Fiber Optic Systems, Inc. (“Unison”) and accounted for the acquisition as a purchase.  In the first quarter of fiscal 2000 a total of $938,000 was expensed as a write-off of in-process technology acquired.  The total value of the acquisition was approximately $2,550,000.

As of the acquisition date, technological feasibility of the in-process technology had not been established and the technology had no alternative future use.  Therefore, the Company expensed the in-process research and development in the first quarter of fiscal 2000.  The remaining intangible assets are being amortized using the straight-line method over the estimated useful life of the assets ranging from 3 to 7 years.

The value assigned to this acquired in-process research and development was determined by identifying research projects in areas for which technological feasibility had not been established as of the acquisition date.  These projects include the Compound Parabolic Collector (“CPC”) project and the extruded large core fiber project. The value was determined by estimating the revenue contribution and the percentage of completion of each of these projects. The projects were deemed to be 56% complete on the date of acquisition based on a leveraging of core technology. The net cash flows were then discounted utilizing a weighted average cost of capital of 35%, which, among other related assumptions, the Company believes to be reasonable. This discount rate takes into consideration the inherent uncertainties surrounding the successful development of the in-process research and development, the expected profitability levels of such technology, and the uncertainty of technological advances that could potentially impact the estimates described above.

To date, actual results have been materially consistent with our assumptions at the time of the acquisition.  The assumptions primarily consist of a projected completion date for the products to be derived from the in-process technology acquired, the estimated cost required to bring them to completion and the pre-tax profit projected to be derived from these products.  The initial illuminators using the CPC technology shipped in the fourth quarter of 2001.  While this is later than planned, the profit projected to be achieved from these products was not forecast to be material prior to 2002.  Initial products based on extruded solid core fiber are still under development and are not expected to begin shipping until 2003, as projected in the development plan at the time of the acquisition.  Failure to achieve the expected levels of revenue and net income from these products during the complete life cycle will have a negative impact on the return on investment expected at the time that the acquisition was finalized.  This could also cause a reduction in value of other assets related to these development activities.

9.  Related Party Transactions

In previous years, the Company advanced amounts to certain officers by way of promissory notes.  The notes are collateralized by certain issued or potentially issuable shares of the Company’s Common Stock.  The notes bear interest at rates ranging from 6% to 8% per annum and are repayable at various dates through 2004.  At March 31, 2002 and 2001, $83,000 and $73,000 was outstanding under the notes, respectively.  At March 31, 2002, $36,000 is included in other assets and $47,000 is included in notes and other receivables.  At March 31, 2001, $73,000 was included in notes and other receivables.

ADLT is a holder of 22% of the Company’s outstanding common stock.  In January 2000, the Company executed the Mutual Supply Agreement with ADLT under which the Company buys certain lamps and components for its illuminators and through which the Company sells its finished products to ADLT.  The terms of this agreement provide for specified pricing on products purchased from and sold to ADLT. The Company has purchased, and continues to purchase, components from ADLT under the terms of this agreement.  Also, in January 2000, the Company entered into a Development Agreement with Unison, a wholly owned subsidiary of ADLT, under which the Company provided development services for which it received $2 million in fees from October 1999 through January 2001.  In exchange, the Company will pay royalties on the sales of products these technologies produce at a rate of 3% for five years, 2% for the next two years and 1% for the next three years, after which the Company assumes exclusive royalty-free rights.

The Company had sales to ADLT under the terms of the Mutual Supply Agreement and prior supply agreements of $445,000 during the first three months of fiscal 2002 and $238,000 during the first three months of fiscal 2001.  Purchases were made from ADLT under these agreements with the Company along with royalties paid amounted to $86,000 during the first three months of fiscal 2002 and $110,000 during the first three months of fiscal 2001.  Accounts receivable from ADLT were $141,000 and $286,000 as of March 31 of fiscal 2002 and 2001, respectively and accounts payable due ADLT were $655,000 and $115,000 for the same periods respectively.

10.  Private Placement

In a private placement in March 2002, the Company sold 328,633 shares of Common Stock for net proceeds of $980,000 (net of fees and expenses).  In addition, each purchaser was issued a warrant to purchase a number of shares of the Company’s Common Stock equal to 20% of the number of shares of Common Stock purchased by such purchaser in the offering. The purchase price of the Common Stock was $3.00 per share, which was based on an 8.8% discount on the 10 day average price as of March 14, 2002.  The purchase price of the Common Stock for insiders who participated in the offering was $3.35, which was the higher of (1) the price on the closing date or (2) the 10 day average price as of March 14, 2002, plus a $.03 premium because of the issuances of the warrants.  The warrants have an initial exercise price of $4.30 per share and a life of 5 years.

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related notes included elsewhere in this report and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

When used in this discussion, the words “expects,” “anticipates,” “estimates,” “believes” and similar expressions are intended to identify forward-looking statements.  These statements, which include statements as to the Company’s future operating results, expected expenses and capital expenditure levels, expected cash flows, expected inventory levels, reductions in accounts receivable, expectations regarding market conditions, the adequacy of capital resources and growth in operations, our accounting policies, our strategy with regard to protecting our proprietary technology, our belief as to the adequacy of existing cash balances and credit lines and the use of proceeds are subject to risks and uncertainties that could cause actual results to differ materially from those projected.  These risks and uncertainties include, but are not limited to, those risks discussed below, as well as our ability to retain and obtain customer and distributor relationships, our ability to maintain relationships with strategic partners including Advanced Lighting Technology, Inc. (“ADLT”), our ability to manage expenses and inventory levels, our ability to reduce manufacturing overhead and general and administrative expenses as a percentage of sales, our ability to reduce doubtful accounts receivable, our ability to increase cash balances in future quarters, the cost of accessing or acquiring technologies or intellectual property, the cost of enforcing or defending intellectual property, risks relating to developing and marketing new products, the ability of our lighting products to meet customer expectations, manufacturing difficulties, possible delays in the release of products, risks associated with the evolution and growth of the fiber optic lighting market, trends in price performance and adoption rates of fiber optic lighting products in Europe and the United States, our dependence on a limited number of suppliers for components and distributors for sales, our ability to obtain high-quality components at reasonable prices, the impact of limited energy resources on our manufacturing operations and business, the impact of technological advances and competitive products, and seasonal and other fluctuations in the construction industry; and the matters discussed below in the subsection entitled “Factors That May Affect Results.”  These forward-looking statements speak only as of the date hereof.  The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

RESULTS OF OPERATIONS

Net sales increased 10% to $7,590,000 for the quarter ended March 31, 2002 as compared to the same quarter a year ago.  The increase was primarily the result of a significant increase in pool lighting sales, up 38% over the same quarter a year ago, due to the successful launch of the Company’s new Jazz Light™ product in the first quarter.  The Jazz Light provides energy efficient lighting which also changes color.  Pool lighting sales in other product lines were down slightly.  Sales from commercial lighting products in the first quarter of fiscal 2002 were down 12% from the same quarter in fiscal 2001. The decrease was primarily due to a slowdown in sales through the Company’s FX division which sells lighting products to resorts and casinos.  These sales have been affected by the decrease in themed entertainment lighting, particularly after the tragedy of September 11, 2001, due to a slowdown in people traveling to resorts and casinos.

Gross profit was $2,886,000 in the first quarter of fiscal 2002, an 11% increase compared to the same period in the prior year.  Our gross profit margin was 38% for the first quarter of fiscal 2002, approximately equal to the gross profit margin achieved in the same period in 2001.  The gross profit margin was less than our target of 40% largely due to the higher start-up costs associated with launching the Jazz Light product.  This resulted in higher direct costs of $80,000 for initial versions of the product along with increased freight costs of $50,000 for air shipping components in the first quarter.  We anticipate that components will be shipped via the ocean in future quarters, at a lower cost.

Research and development expenses were $444,000 in the first quarter of fiscal 2002, a 32% decrease compared with the first quarter of fiscal 2001.  The decrease is largely due to lower patent expenses of $48,000, project work costs of $26,000 and consulting fees of $53,000, along with a higher credit for work performed under an award by the National Institute of Science and Technology (“NIST”). A total of $265,000 was credited for NIST funds to be received for work performed in the first quarter of 2002 under a federal Advanced Technology Program award.  A total of $143,000 was credited in the first quarter of 2001 under the same award.  As a percentage of net sales, research and development expenses were 6% for the first quarter of fiscal 2002 compared to 9% in the first quarter of fiscal 2001.

Sales and marketing expenses declined 18% to $1,806,000 in the first quarter of fiscal 2002 as compared to $2,199,000 for the same period in fiscal 2001.  This decrease was partially due to lower sales and marketing expenditures in the pool lighting market in the areas of travel of $32,000, free freight of $50,000 and marketing fees of $50,000.  It was also a result of lower sales and marketing spending in commercial lighting of $155,000 due to the closure of two sales offices in Texas and Virginia at the end of the first quarter of fiscal 2001 and lower other marketing expenses of $106,000.  Sales and marketing expenses were 24% of sales in the first quarter of fiscal 2002 compared to 32% for the same quarter in fiscal 2001.  It is expected that sales and marketing expenses will increase in future quarters in fiscal 2002 as the Company initiates the marketing launch of its Fiberstars EFO™ product.  This product offers more energy efficient lighting to the commercial lighting market.

Our general and administrative costs were $706,000 in the first quarter of fiscal 2002, a decrease of 21% over costs in the first quarter of fiscal 2001.  This decrease was largely a result of the cessation of goodwill amortization in the first quarter of 2002 on adoption of the provisions of SFAS 142 (see Note 6 of the Notes to Condensed Consolidated Financial Statements).  There was a $96,000 reduction in amortization costs for the first quarter of fiscal 2002 as compared to the first quarter of 2001 as a result of adopting these provisions.  The remaining decrease in general and administrative costs resulted from restructuring expenses of $118,000 recorded in the first quarter of 2001 for which there was no similar charge in the first quarter of 2002.  General and administrative costs were 9% of revenue in the first quarter of 2002 and 13% of revenue in the same period for 2001.

We recorded a net loss of $70,000 in the first quarter of fiscal 2002 as compared to a net loss of $717,000 in the first quarter of fiscal 2001.  This loss was substantially lower in the first quarter of fiscal 2002 due to the increase in sales and lower expenses.

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

The total purchase price of approximately $2,550,000 was assigned, based on an independent appraisal, to the fair value of the assets acquired, including $625,000 to tangible assets acquired, $977,000 to identified intangible assets, $938,000 to in-process research and development, and $10,000 to goodwill. The in-process research and development was expensed at the acquisition date. The value assigned to this acquired in-process research and development was determined by identifying research projects in areas for which technological feasibility had not been established as of the acquisition date.

These projects include the Compound Parabolic Collector (“CPC”) project and the extruded large core fiber project.  The value was determined by estimating the revenue contribution and the percentage of completion of each of these projects. The projects were deemed to be 56% complete on the date of acquisition, based on leveraging core technologies. The net cash flows were then discounted utilizing a weighted average cost of capital of 35%, which, among other related assumptions, the Company believes to be reasonable. This discount rate takes into consideration the inherent uncertainties surrounding the successful development of the in-process research and development, the expected profitability levels of such technology, and the uncertainty of technological advances that could potentially impact the estimates described above. If these projects are not successfully developed, the Company’s future revenues and achievement of profitability may not be realized. Additionally, the value of other intangible assets acquired may become impaired.

To date, actual results have been materially consistent with the Company’s assumptions at the time of the acquisition.  The assumptions primarily consist of a projected completion date for the products to be derived from the in-process technology acquired, the estimated cost required to bring them to completion and the pre-tax profit projected to be derived from these products.  The initial illuminators using the CPC technology shipped in the fourth quarter of 2001.  While this is later than planned, the profit projected to be achieved from these products was not forecast to be material in fiscal 2000 or 2001.  Initial products based on extruded solid core fiber are still under development and are not expected to begin shipping until 2003, as projected in the development plan at the time of the acquisition.  Failure to achieve the expected levels of revenue and net income from these products during the complete life cycle will have a negative impact on the return on investment expected at the time that the acquisition was finalized.  This could also cause a reduction in value of other assets related to these development activities.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002, our cash and cash equivalents were $1,155,000 as compared to $584,000 at December 31, 2001.  In addition, there was a utilization of the Company’s bank loan agreement of $2,429,000 at the end of the quarter as compared to no outstanding utilization of the line of credit at the prior year end.

Cash was used during the first three months of fiscal 2002 by a net loss of $70,000 compared to a net loss of $717,000 for the same period in fiscal 2001.  After adjusting for depreciation and amortization there was a contribution of $185,000 to cash in the three months ended March 31, 2002 as compared to a utilization of $344,000 for the same period in fiscal 2001.  This contribution to cash in the first quarter of fiscal 2002 was offset by cash utilized to fund an increase in accounts receivable of $2,874,000 and an increase in prepaids of $376,000.  A cash contribution came from the reduction of inventories and increases in accounts payables and accrued liabilities totaling $288,000.  After including cash used for working capital, there was a total of $2,626,000 in cash used for operating activities in the first three months of fiscal 2002 compared to a use of $4,010,000 for operating activities in the first three months of fiscal 2001.  Accounts receivable remained seasonably high as the Company carried balances for “early buy” customer purchases made in the fourth quarter of fiscal 2001 which are due to be paid in the second quarter of fiscal 2002.

There was a net utilization of cash of $111,000 in the first quarter of fiscal 2002 due to the acquisition of fixed assets.  The Company acquired an additional $450,000 in fixed assets consisting of certain fiber extrusion equipment which it had agreed to purchase as part of the acquisition of certain assets of Unison from Advanced Lighting Technologies, Inc. in January 2000.  This purchase did not result in a cash outflow in this quarter as the equipment will be paid for in future quarters of fiscal 2002 and in fiscal 2003.  This equipment will initially be used as part of the Company’s on-going NIST research and development project.

There was a net contribution of $3,346,000 in cash in the first three months of fiscal 2002 from financing activities.  This contribution came primarily from two sources:  1) from short-term bank borrowings of $2,326,000; and 2) from the selling of the Company’s Common Stock and warrants to purchase the Company’s Common Stock for net proceeds of $1,020,000, the major portion of which was for a private placement in March 2002, which netted $980,000 after legal expenses.

As a result of the cash used in operating and investing activities and the cash provided by financing activities, there was a net provision of cash in the first three months of fiscal 2002 of $571,000 that resulted in an ending cash balance of $1,155,000.  This compares to a net utilization of $870,000 in cash for the same period in fiscal 2001 resulting in an ending cash balance of $360,000 for that period.

The Company has a $5,000,000 Loan and Security Agreement (Accounts Receivable and Inventory) dated December 7, 2001, bearing interest equal to prime plus 0.25% per annum computed daily or a fixed rate term option of LIBOR plus 3%.  Borrowings under this Loan and Security Agreement are collateralized by the Company’s assets and intellectual property.  Specific borrowings are tied to accounts receivable and inventory balances, and the Company must comply with certain covenants with respect to effective net worth and financial ratios.  The Company had borrowings of $2,357,000 against this facility as of March 31, 2002.

The Company also has a $356,000, in UK pounds sterling based on the exchange rate at March 31, 2002, bank overdraft agreement with Lloyds Bank Plc through its UK subsidiary.  There were no borrowings against this facility as of March 31, 2002.

The Company has a $511,000 (in EUROs, based on the exchange rate at March 31, 2002) bank borrowing facility in Germany with Sparkasse Neumarkt Bank for the German office facility.  At the end of the first quarter, the Company had borrowings of $401,000 against this credit facility.  Additionally, there is a revolving line of credit of $178,000 (in EUROs) with Spartkasse Neumarkt Bank.  As of March 31, 2002, there was a total borrowing of $72,000 against this facility.

Additionally, the Company has issued 100,000 warrants on a contingency basis to the former shareholders of Lightly Expressed, Inc., a company which the Company acquired in 2000.  Under the terms of these warrants, if the contingencies are met, the Company may be required to pay cash in lieu of shares of the Company’s stock.  The Company is not able to forecast the amount of cash which might be paid out under this arrangement, if any.

In a private placement in March 2002, the Company sold 328,633 shares of Common Stock for net proceeds of $980,000 (net of fees and expenses).  In addition, each purchaser was issued a warrant to purchase a number of shares of the Company’s Common Stock equal to 20% of the number of shares of Common Stock purchased by such purchaser in the offering. The purchase price of the Common Stock was $3.00 per share, which was based on an 8.8% discount on the 10 day average price as of March 14, 2002.  The purchase price of the Common Stock for insiders who participated in the offering was $3.35, which was the higher of (1) the price on the closing date or (2) the 10 day average price as of March 14, 2002, plus a $.03 premium because of the issuances of the warrants.  The warrants have an initial exercise price of $4.30 per share and a life of 5 years.

The Company believes that existing cash balances, proceeds from the private placement stock offering and funds available through the Company’s bank lines of credit along with funds that may be generated from operations, will be sufficient to finance the Company’s currently anticipated working capital requirements and capital expenditure requirements for at least the next twelve months.  However, unforeseen adverse competitive, economic or other factors may damage the Company’s cash position, and thereby affect operations.

RECENT PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS, No.141, “Business Combinations’’ and SFAS No.142, “Goodwill and Other Intangible Assets’’.  Under SFAS No.141, all business combinations initiated after June 30, 2001 must be accounted for using the purchase method. SFAS No.142 requires, among other things, the discontinuance of goodwill amortization.  In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles and the testing for impairment of existing goodwill and other intangibles. The Company has adopted the provisions of SFAS No.142 effective January 1, 2002.

In October 2001, the FASB issued SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets’’, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS No.121 and the accounting and reporting provisions of Accounting Principles Board, or APB, Opinion No.30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions’’, for the disposal of a segment of a business.  The Company adopted the provisions of SFAS No. 144 effective January 1, 2002.  The implementation of SFAS No. 144 did not have a material effect on the Company’s financial position and results of operations.

In November 2001, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.”  EITF No. 01-09 requires recording certain consideration paid to distributors of the Company’s products as a reduction of revenue. The Company adopted the provisions of EITF No. 01-09 effective January 1, 2002. The implementation of EITF No. 01-09 did not have a material effect on the Company’s financial position and results of operations.

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

Our sales are dependent upon new construction levels and are subject to seasonal general economic trends.

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

Various economic and other trends may alter these seasonal trends from year to year, and we cannot predict the extent to which these seasonal trends will continue. The U.S. economy has been strengthening at the beginning of 2002, however there is no assurance this trend will continue.  Additionally, some business segments, such as themed entertainment, remain weak as a result of reduced air travel following the September 11 tragedy.  Themed entertainment is a key source of revenues for the Company’s commercial lighting segment and continued softness of this industry will potentially have a material negative effect on the Company’s future commercial lighting sales .

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

Mitsubishi is the sole supplier of the Company’s fiber, other than the large core fiber the Company now manufactures following the Unison acquisition.  The Company also relies on a sole source for certain lamps, reflectors, remote control devices and power supplies.  The loss of one or more of the Company’s suppliers could result in delays in the shipment of products, additional expense associated with redesigning products, impaired margins, reduced production volumes, strained customer relations, loss of business or otherwise harm the results of operations.

We may experience power blackouts and higher electricity prices as a result of California’s current energy crisis, which could disrupt our operations and increase our expenses.

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

While the Company has historically been able to fund cash needs from operations, from bank lines of credit or from capital markets, due to competitive, economic or other factors there can be no assurance that the Company will continue to be able to do so.  Constraints on liquidity may affect the Company’s ability to maintain good vendor and customer relationships or may constrain future growth.

OTHER FACTORS:

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

•                       risks of product returns and exchanges; as we cannot be assured that we will not experience component problems in the future that could require increased warranty reserves and manufacturing costs;

•                       risks associated with product development and introduction problems, such as increased research, development and marketing expenses associated with new product introductions;

•                       dependence on collaborating with third parties, which are not subject to material contractual commitments, to augment the Company’s research and development efforts; and

•                       risks associated with delays in the introduction of new products and technologies, including lost sales and loss of market share.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2002, the Company had $398,000 in cash held in foreign currencies as translated at period end foreign currency exchange rates. The balances for cash held overseas in foreign currencies is subject to exchange rate risk. The Company has a policy of maintaining cash balances in local currencies unless an amount of cash is occasionally transferred in order to repay intercompany debts.

The Company has certain bank borrowings in foreign currencies.  The Company had a total borrowing of $401,000 against a credit facility which totals $511,000 (in EUROs) held by its German subsidiary. This borrowing is largely held in order to finance the building of new offices owned by the Company in Berching, Germany.   Of the amounts under this borrowing, $29,000 is due in 2003 and $372,000 is due in 2008.  In addition, there is a revolving line of credit of $178,000 (in German Deutsche Mark) with Sparkasse Neumarkt Bank.   As of March 31, 2002, there was $72,000 in borrowings against this facility.

PART II  —  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

(c)  Sales of Unregistered Securities

In a private placement in March 2002, the Company sold 328,633 shares of Common Stock for net proceeds of $980,000 (net of fees and expenses).  In addition, each purchaser was issued a warrant to purchase a number of shares of the Company’s Common Stock equal to 20% of the number of shares of Common Stock purchased by such purchaser in the offering. The purchase price of the Common Stock was $3.00 per share, which was based on an 8.8% discount on the 10 day average price as of March 14, 2002.  The purchase price of the Common Stock for insiders who participated in the offering was $3.35, which was the higher of (1) the price on the closing date or (2) the 10 day average price as of March 14, 2002, plus a $.03 premium because of the issuances of the warrants.  The warrants have an initial exercise price of $4.30 per share and a life of 5 years.

The sale of the above securities were considered to be exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act, or Regulation D promulgated thereunder.  The recipients of securities in the private placement represented their intention to acquire the securities for investment only and not with a view to or for sale with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in the private placement.  All recipients had adequate access, through their relationship with the Company, to information about the Company.

(d)  Use of Proceeds from Sales of Registered Securities.

Of the $1,000,000 in aggregate proceeds raised by us in the private placement, approximately $20,000 was paid by us to cover related fees and expenses, including legal fees.  We intend to use the net proceeds for general corporate purposes, including working capital.

Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibits

Exhibit Number	Description of Exhibits

4.1	Form of Warrant for the purchase of shares of Common Stock.

10.1	Common Stock and Warrant Purchase Agreement, dated March 21, 2002, by and among the Registrant and the investors named therein.

(b)        Reports on Form 8-K.

The Company did not file any reports on Form 8-K with the Securities and Exchange Commission during the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIBERSTARS, INC.

Date: May 15, 2002	By:	/s/	Robert A.Connors
Robert A.Connors
Chief Financial Officer

(Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibit Number	Description of Exhibits

4.1	Form of Warrant for the purchase of shares of Common Stock.

10.1	Common Stock and Warrant Purchase Agreement, dated March 21, 2002, by and among the Registrant and the investors named therein.