Form 10-Q
period 2002-06-30
FIBERSTARS INC /CA/
filed 2002-08-14
CIK 924168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2002

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

Yes  ☒    No  ☐

The number of outstanding shares of the registrants’ Common Stock, $0.0001 par value, as of June 30, 2002 was 5,107,300.

FIBERSTARS, INC.

PART I.    FINANCIAL INFORMATION

Item 1.   Financial Statements

FIBERSTARS, INC.

CONDENSED

CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	June 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$378	$584
Accounts receivable trade, net	6,075	4,802
Notes and other accounts receivables	312	209
Inventories, net	6,243	5,423
Prepaids and other current assets	197	623
Deferred income taxes	1,423	1,441
Total current assets	14,628	13,082

Fixed assets, net	2,957	2,600
Goodwill and intangibles	4,521	4,537
Other assets	207	279
Deferred income taxes	640	936
Total assets	$22,953	$21,434

LIABILITIES
Current liabilities:
Accounts payable	$2,437	$2,395
Accrued liabilities	2,022	2,088
Short-term bank borrowings	433	101
Total current liabilities	4,892	4,584
Other long term liabilities	110	—
Long-term bank borrowings	444	419
Total liabilities	5,446	5,003

SHAREHOLDERS’ EQUITY
Common stock	1	1
Additional paid-in capital	19,588	18,563
Note receivable from shareholder	(75)	(75)
Accumulated other comprehensive loss	(281)	(399)
Accumulated deficit	(1,726)	(1,659)
Total shareholders’ equity	17,507	16,431
Total liabilities and shareholders’ equity	$22,953	$21,434

The accompanying notes are an integral part of these financial statements

FIBERSTARS, INC.

CONDENSED

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Net sales	$8,768	$8,471	$16,358	$15,347
Cost of sales	5,385	5,038	10,089	9,305
Gross profit	3,383	3,433	6,269	6,042
Operating expenses:

Research and development	489	752	933	1,402
Sales and marketing	2,173	2,131	3,980	4,330
General and administrative	698	938	1,403	1,828
Total operating expenses	3,360	3,821	6,316	7,560
Income (loss) from operations	23	(388)	(47)	(1,518)
Other income (expense):
Equity in joint venture’s income	6	—	6	9
Interest income (expense), net	(25)	(60)	(51)	(101)

Income (loss) before income taxes	4	(448)	(92)	(1,610)
Benefit from (provision for) income taxes	(1)	170	25	616
Net income (loss)	$3	$(278)	$(67)	$(994)

Net income (loss) per share - basic	$—	$(0.06)	$(0.01)	$(0.21)

Shares used in computing net income (loss) per share - basic	5,102	4,756	4,942	4,747

Net income (loss) per share - diluted	$—	$(0.06)	$(0.01)	$(0.21)

Shares used in computing net income (loss) per share - diluted	5,203	4,756	4,942	4,747

The accompanying notes are an integral part of these financial statements

FIBERSTARS, INC.

CONDENSED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(amounts in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net income (loss)	$3	$(278)	$(67)	$(994)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	275	(44)	200	(211)
Benefit from (provision for) income taxes	(102)	17	(82)	80
Comprehensive income (loss)	$176	$(305)	$51	$(1,125)

The accompanying notes are an integral part of these financial statements

FIBERSTARS, INC.

CONDENSED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(67)	$(994)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	536	733
Provision for doubtful accounts receivable	60	50
Equity in joint venture	(6)	(9)
Deferred income taxes	321	(714)
Changes in assets and liabilities:
Accounts receivable	(1,252)	1,385
Notes and other receivables	(90)	(98)
Inventories	(726)	198
Prepaids and other current assets	429	(15)
Other assets	89	(272)
Accounts payable	5	(1335)
Accrued liabilities	(525)	(147)
Total adjustments	(1,159)	(224)
Net cash used in operating activities	(1,226)	(1,218)

Cash flows from investing activities:
Repayment of loan made to officers	—	13
Acquisition of fixed assets	(310)	(356)
Net cash used in investing activities	(310)	(343)

Cash flows from financing activities:
Cash proceeds from sale of common stock	1,025	124
Proceeds from long-term bank borrowings	—	(5)
Proceeds from short-term bank borrowings	319	2,500
Net cash provided by financing activities	1,344	2,619

Effect of exchange rate changes on cash	(14)	(29)

Net increase (decrease) in cash and cash equivalents	(206)	1,029
Cash and cash equivalents, beginning of period	584	1,230
Cash and cash equivalents, end of period	$378	$2,259

Non-cash investing and financing activities:
Purchase of fixed assets by promissory note	$450	$—

The accompanying notes are an integral part of these financial statements

FIBERSTARS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002

(Unaudited)

1.   Summary of Significant Accounting Policies

Interim Financial Statements (unaudited)

Although unaudited, the interim financial statements in this report reflect all adjustments, consisting of all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position, results of operations and cash flows for the interim periods covered and of the financial condition of Fiberstars, Inc. (the “Company”) at the interim balance sheet dates.  The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

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

A reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Numerator - Basic and Diluted EPS
Net income (loss)	$3	$(278)	$(67)	$(994)
Denominator - Basic EPS
Weighted average shares outstanding	5,102	4,756	4,942	4,747
Basic net income (loss) per share	$—	$(0.06)	$(0.01)	$(0.21)

Denominator - Diluted EPS
Denominator - Basic EPS	5,102	4,756	4,942	4,747
Effect of dilutive securities:
Stock options and warrants	101	—	—	—
	5,203	4,756	4,942	4,747
Diluted net income (loss) per share	$—	$(0.06)	$(0.01)	$(0.21)

The shares outstanding used for calculating basic and diluted EPS includes 445,000 shares of Common Stock issuable for no cash consideration upon exercise of certain exchange provisions of warrants held by Advance Lighting Technologies, Inc. ("ADLT").

At June 30, 2002, options and warrants to purchase 1,479,418 shares of common stock were outstanding, but were not included in the year-to-date calculation of diluted EPS because their inclusion would have been antidilutive.  Options to purchase 1,729,980 shares of common stock were outstanding at June 30, 2001, but were not included in the year-to-date calculation of diluted EPS for 2001 because their inclusion would have been antidilutive.

2.   Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost determined using the first-in, first-out cost method) or market and consist of the following (in thousands):

	June 30, 2002	December 31, 2001

Raw materials	$4,606	$3,788
Finished goods	1,637	1,635
	$6,243	$5,423

3.   Bank Borrowings

The Company has a $5,000,000 Loan and Security Agreement (Accounts Receivable and Inventory) dated December 7, 2001, bearing interest equal to prime plus 0.25% per annum computed daily or a fixed rate term option of LIBOR plus 3%.  Borrowings under this Loan and Security Agreement are collateralized by the Company’s assets and intellectual property.  Specific borrowings are tied to accounts receivable and inventory balances, and the Company must comply with certain covenants with respect to effective net worth and financial ratios.  The Company had borrowings of $294,000 against this facility as of June 30, 2002.

The Company also has a $382,000 (in UK pounds sterling based on the exchange rate at June 30, 2002) bank overdraft agreement with Lloyds Bank Plc through its UK subsidiary.  There were no borrowings against this facility as of June 30, 2002.

The Company has a $578,000 (in Euros, based on the exchange rate at June 30, 2002) bank borrowing facility in Germany with Sparkasse Neumarkt Bank for the German office facility.  At the end of the second fiscal quarter of 2002, the Company had a total borrowing of $444,000 against this credit facility.  Additionally, there is a revolving line of credit of $201,000 (in Euros, based on the exchange rate at the end of June 30, 2002) with Sparkasse Neumarkt Bank.  As of June 30, 2002, there was a total borrowing of $139,000 against this facility.

4.   Comprehensive Operations

Comprehensive income (loss) is defined as net income (loss) plus sales, expenses, gains and losses that, under generally accepted accounting principles, are included in comprehensive income (loss) but excluded from net income (loss).  A separate statement of comprehensive operations has been presented with this report.

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

A summary of geographic sales is as follows (in thousands):

	Six Months ended June 30,
	2002	2001

U.S. Domestic	$12,844	$10,850
Other countries	3,514	4,497
	$16,358	$15,347

Geographic sales are categorized based on the location of the customer to whom the sales are made.

A summary of sales by product line is as follows (in thousands):

	Six months ended June 30,
	2002	2001

Pool and Spa Lighting	$10,008	$7,235
Commercial Lighting	6,350	8,112
	$16,358	$15,347

A summary of geographic long lived assets (fixed assets, goodwill and intangibles) is as follows (in thousands):

	June 30, 2002	December 31, 2001

U.S. Domestic	$6,012	$5,791
Other Countries	1,466	1,346
	$7,478	$7,137

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

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001

Reported net income (loss)	$3	$(278)	$(67)	$(994)
Add back: goodwill amortization	—	55	—	110
Adjusted net income (loss)	$3	$(223)	$(67)	$(884)

Basic and diluted income (loss) per share:
Reported net income (loss)	$—	$(0.06)	$(0.01)	$(0.21)
Goodwill amortization	—	0.01	—	0.02
Adjusted net income (loss)	$—	$(0.05)	$(0.01)	$(0.19)

As part of adopting SFAS 142 the Company reclassified certain intangibles from goodwill to intangibles.  These amounts were based on an analysis of the asset value of the Unison acquisition performed at the time of the Unison acquisition in January 2000.  The after-tax add-back of goodwill amortization for the three months and six months ended June 30, 2001 includes a gross amount of additional goodwill of $70,000 and $140,000 respectively, calculated at historical rates and partially offset by $15,000 and $30,000 respectively due to a change in the life of certain Unison intangibles from 10 years to 5 years effective January 2002.

In accordance with the provisions of SFAS 142 the Company has performed an initial test of goodwill impairment prior to finalizing its results for the quarter ended June 30, 2002.  The test showed no impairment of the Company’s goodwill asset as of January 1, 2002, the initial date of adopting SFAS 142.  In accordance with SFAS 142, goodwill will be subject to an annual impairment test.

The changes in the carrying amounts of goodwill and intangibles as of June 30, 2002 and December 31, 2001 were as follows (in thousands):

	Goodwill			Intangibles
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Balance as of December 31, 2001	$6,114	$(1,577)	$4,537	$—	$—	$—

Reclassification	(770)	152	(618)	770	(152)	618

Amortization expense	—	—	—	—	(78)	(78)

Exchange rate			62

Balance as of June 30, 2002	$5,344	$(1,425)	$3,981	$770	$(230)	$540

Intangibles at June 30, 2002 include developed and core technology and patents with a gross carrying amount of $399,000 and $371,000, respectively, and accumulated amortization of $112,000 and $107,000, respectively.

The estimated annual amortization expense for intangibles is $157,000 for fiscal 2002, 2003 and 2004 and $50,000 for fiscal 2005, 2006 and 2007.

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities’” (“SFAS 146”). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 but early application is encouraged.  The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. Adopting the provisions of SFAS 146 will change, on a prospective basis, the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

8.   Purchased In-process Research and Development

In February 2000, the Company purchased certain assets of Unison Fiber Optic Systems, Inc. (“Unison”) and accounted for the acquisition as a purchase.  In the second quarter of fiscal 2000 a total of $938,000 was expensed as a write-off of in-process technology acquired.  The total value of the acquisition was approximately $2,550,000.

As of the acquisition date, technological feasibility of the in-process technology had not been established and the technology had no alternative future use.  Therefore, the Company expensed the in-process research and development in the second quarter of fiscal 2000.  The remaining intangible assets are being amortized using the straight-line method over the estimated useful life of the assets ranging from 3 to 7 years.

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

To date, actual results have been materially consistent with our assumptions at the time of the acquisition.  The assumptions primarily consist of a projected completion date for the products to be derived from the in-process technology acquired, the estimated cost required to bring them to completion and the pre-tax profit projected to be derived from these products.  The initial illuminators using the CPC technology shipped in the fourth quarter of 2001.  While this was later than planned, the profit projected to be achieved from these products was not forecast to be material prior to 2002.  Initial products based on extruded solid core fiber are still under development and are not expected to begin shipping until 2003, as projected in the development plan at the time of the acquisition.  Failure to achieve the expected levels of revenue and net income from these products during the complete life cycle will have a negative impact on the return on investment expected at the time that the acquisition was finalized.  This could also cause a reduction in value of other assets related to these development activities.

9.   Related Party Transactions

In previous years, the Company advanced amounts to certain officers by way of promissory notes.  The notes are collateralized by certain issued or potentially issuable shares of the Company’s Common Stock.  The notes bear interest at rates ranging from 6% to 8% per annum and are repayable at various dates through 2004.  At June 30, 2002 and 2001, $89,000 and $83,000 was outstanding under the notes, respectively.  At June 30, 2002, $37,000 is included in other assets and $52,000 was included in notes and other receivables.  At June 30, 2001, $83,000 was included in notes and other receivables.

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

The Company had sales to ADLT under the terms of the Mutual Supply Agreement and prior supply agreements of $152,000 during the first six months of fiscal 2002 and $153,000 during the first six months of fiscal 2001.  Purchases made from and royalties paid to ADLT by the Company under these agreements amounted to $1,375,000 during the first six months of fiscal 2002 and $464,000 during the first six months of fiscal 2001.  Accounts receivable from ADLT were $43,000 and $65,000 as of June 30 of fiscal 2002 and 2001, respectively and accounts payable due ADLT were $796,000 and $225,000 as of  the same dates respectively.

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

When used in this discussion, the words “expects,” “anticipates,” “estimates,” “believes” and similar expressions are intended to identify forward-looking statements.  These statements, which include statements as to the Company’s future operating results, expected expenses and capital expenditure requirements, expected cash flows, expectations regarding market conditions and growth, the adequacy of capital resources and growth in operations, our accounting policies,  our strategy with regard to protecting our proprietary technology, expectations regarding shipments of demonstration units and warranty expenses,  our belief as to the adequacy of existing cash balances and credit lines and expected shipment dates for products under development are subject to risks and uncertainties that could cause actual results to differ materially from those projected.  These risks and uncertainties include, but are not limited to, those risks discussed below, as well as our ability to retain and obtain customer and distributor relationships, our ability to maintain relationships with strategic partners including Advanced Lighting Technology, Inc. (“ADLT”), our ability to manage expenses and inventory levels, our ability to reduce  doubtful accounts receivable, our ability to increase cash balances in future quarters, the cost of accessing or acquiring technologies or intellectual property, the cost of enforcing or defending intellectual property, risks relating to developing and marketing new products, the ability of our lighting products to meet customer expectations, manufacturing difficulties, possible delays in the release of products, risks associated with the evolution and growth of the fiber optic lighting market, trends in price performance and adoption rates of fiber optic lighting products in Europe and the United States, our dependence on a limited number of suppliers for components and distributors for sales, our ability to obtain high-quality components at reasonable prices, the impact of limited energy resources on our manufacturing operations and business, the impact of technological advances and competitive products, and seasonal and other fluctuations in the construction industry; and the matters discussed below in the subsection entitled “Factors That May Affect Results.”  These forward-looking statements speak only as of the date hereof.  The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

RESULTS OF OPERATIONS

Net sales increased 4% to $8,768,000 for the quarter ended June 30, 2002, as compared to the same quarter a year ago.  The increase was primarily the result of a significant increase in pool lighting sales, up 39% over the same quarter a year ago, due to sales from the Company’s new Jazz Light™ product in the quarter combined with significant increases in Spa light sales and traditional fiber optic light sales.  Sales from commercial lighting products in the second quarter of fiscal 2002 were down 31% from the same quarter in fiscal 2001. The decrease was largely due to a slowdown in sales through the Company’s FX division which sells lighting products to resorts and casinos.  These sales have been affected by the decrease in themed entertainment lighting, particularly after the tragedy of September 11, 2001, due to a slowdown in people traveling to resorts and casinos. Also affecting commercial lighting sales is a slowdown in specification business in the U.S. and Europe due to the weak economy.  Net sales increased by 7% to $16,358,000 in the first half of 2002 as compared to the first half of 2001.  The increase was attributed to increases in pool lighting sales.

Gross profit was $3,383,000 in the second quarter of fiscal 2002, a 1% decrease compared to the same period in the prior year.  The gross profit margin was 38.5% for the second quarter of fiscal 2002, compared to the 40.5% gross profit margin achieved in the same period in 2001.  The gross profit margin was less than the prior year largely due to higher freight costs for the shipment demonstration units of the new Jazz product and higher warranty expenses associated with one retail account.  This resulted in higher indirect costs of $380,000 in the second quarter of 2002.  We believe that the bulk of the demonstration units have now been shipped and that we have experienced most of the warranty expenses from the retail account.  Gross profit for the first six months ended June 30, 2002, was $6,269,000, an increase of 4% compared to the gross profit for the same period in 2001.  The gross profit margin in the first half of 2002 was 38.3% compared to 39.4% for the first half of 2001.  The lower gross profit margin was due to the items mentioned above which affected the second quarter, along with higher costs incurred in the first quarter of 2002 in connection with launching the Jazz product in.

Research and development expenses were $489,000 in the second quarter of fiscal 2002, a 35% decrease compared with the second quarter of fiscal 2001.  The decrease was largely due to lower patent expenses of $42,000, project work costs of $84,000 and salaries of $47,000, along with lower engineering spending in Europe of $50,000.  A total of $124,000 was credited for funds to be received for work performed under a federal Advanced Technology Program award from the National Institute of Science and Technology (“NIST”).  Funds are to be received in the third quarter for work performed in the second quarter of 2002.  A total of $134,000 was credited in the second quarter of 2001 under the same award.  As a percentage of net sales, research and development expenses were 6% for the second quarter of fiscal 2002 compared to 9% in the second quarter of fiscal 2001.   Research and development expenses in the first half of 2002 decreased 33% over the same period in 2001 to $933,000.  The decrease is largely due to lower patent expenses of $90,000, lower project costs of $110,000 and lower salaries and consulting fees of $100,000 along with higher NIST credits of $112,000.    Research and development expenses were 6% of sales in the first half of 2002 compared to 9% in the first half of 2001.

Sales and marketing expenses increased by 2% to $2,173,000 in the second quarter of fiscal 2002 as compared to $2,131,000 for the same period in fiscal 2001.  This increase was largely due to higher expenses in Europe of $174,000 due to higher expenses for the large European light show, higher printing expenses and exchange rate effects, partially offset by lower commissions expenses of $148,000 due to a lower commission percentage paid to Waterpik Technologies in the first half of 2002 as compared to the same period in 2001.  Sales and marketing expenses were 25% of sales in the second quarter of fiscal 2002 compared to the same percentage for the second quarter in fiscal 2001.  Sales and marketing expenses declined 8% to $3,980,000 in the first half of 2002 when compared to the same period in 2001.  Sales and marketing expenses were 24% of sales in the first half of 2002 and 28% of sales for the same period in 2001.  The decrease in expenses in the first half was due to lower spending in commercial lighting as a result of closing two offices last year in Virginia and Texas and lower third party marketing fees of $110,000.

Our general and administrative costs were $698,000 in the second quarter of fiscal 2002, a decrease of 26% compared to costs in the second quarter of fiscal 2001.  This decrease was largely a result of a cessation of goodwill amortization in the second quarter of 2002 on adoption of the provisions of SFAS 142 (see Note 6 of the Notes to Condensed Consolidated Financial Statements).  As a result of adopting these provisions there was a $102,000 reduction in amortization costs for the second quarter of fiscal 2002 as compared to the second quarter of 2001.  The remaining decrease in general and administrative costs resulted from lower legal expenses of $85,000 and lower investor relations and annual report costs of $32,000.  General and administrative costs were 8% of revenue in the second quarter of 2002 and 11% of revenue in the same period for 2001.  General and administrative costs were $1,403,000 in the first half of 2002, a 23% decrease from the same period in 2001.  This decrease was largely due to lower goodwill amortization of $198,000, lower legal fees of $85,000, and restructuring costs of $118,000 recorded in the first half of 2001 in connection with closing the Virginia and Texas offices.  General and administrative costs were 9% of revenue in the first half of 2002 and 12% of revenue in the same period for 2001.

We recorded net income of $3,000 in the second quarter of fiscal 2002 as compared to a net loss of $278,000 in the second quarter of fiscal 2001.  The net income in the second quarter of fiscal 2002 was substantially due to the reduction in expenses as compared to the second quarter of 2001.  The Company recorded a net loss of $67,000 in the first half of 2002, significantly lower than the net loss of $994,000 in the first half of 2001.  The majority of the reduction in the net loss came as a result of expense savings achieved in the first half of 2002 over expenses in the first half of 2001.

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

In February 2000, the Company purchased certain assets of Unison and accounted for the acquisition as a purchase.  In the second quarter of 2000 a total of $938,000 was expensed as a write-off of in-process technology acquired.  The Company tracks progress against assumptions made at the time of the acquisition for the research and development projects which were included in the in-process technology acquired.

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

To date, actual results have been materially consistent with the Company’s assumptions at the time of the acquisition.  The assumptions primarily consist of a projected completion date for the products to be derived from the in-process technology acquired, the estimated cost required to bring them to completion and the pre-tax profit projected to be derived from these products.  The initial illuminators using the CPC technology shipped in the fourth quarter of 2001.  While this was later than planned, the profit projected to be achieved from these products was not forecast to be material in fiscal 2000 through 2002.  Initial products based on extruded solid core fiber are still under development and are not expected to begin shipping until 2003, as projected in the development plan at the time of the acquisition.  Failure to achieve the expected levels of revenue and net income from these products during the complete life cycle will have a negative impact on the return on investment expected at the time that the acquisition was finalized.  This could also cause a reduction in value of other assets related to these development activities.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002, our cash and cash equivalents were $378,000 as compared to $584,000 at December 31, 2001.  In addition, the Company had short term bank borrowings of $433,000 at the end of the quarter as compared to no short term bank borrowings at the prior year end.

Cash was used during the first six months of fiscal 2002 by a net loss of $67,000 compared to a net loss of $994,000 for the same period in fiscal 2001.  After adjusting for depreciation and amortization there was a contribution of $469,000 to cash in the six months ended June 30, 2002 as compared to a utilization of $261,000 for the same period in fiscal 2001.  This contribution to cash in the first six months of fiscal 2002 was offset by cash utilized to fund an increase in accounts receivable of $1,252,000, an increase in inventories of $726,000 and a reduction in accrued payables of $525,000.  The cash contribution in the second quarter was a result of the reductions of prepaids and other current assets $429,000 and deferred tax of $321,000 .  After including cash used for working capital, there was a total of $1,226,000 in cash used in operating activities in the first six months of fiscal 2002 compared to $1,218,000 in the first six months of fiscal 2001.

There was a net utilization of cash of $310,000 in investing activities in the first half of fiscal 2002 due to the acquisition of fixed assets.  The Company acquired an additional $450,000 in fixed assets consisting of certain fiber extrusion equipment which it had agreed to purchase as part of the acquisition of certain assets of Unison from Advanced Lighting Technologies, Inc. in January 2000.  This purchase did not result in a cash outflow in this quarter as the equipment will be paid for in future quarters of fiscal 2002 and in fiscal 2003.  This equipment will initially be used as part of the Company’s on-going NIST research and development project.

There was a net contribution of $1,344,000 in cash in the first six months of fiscal 2002 from financing activities.  This contribution came primarily from two sources:  1) from short-term bank borrowings of $319,000; and 2) from the selling of the Company’s Common Stock and warrants to purchase the Company’s Common Stock for net proceeds of $1,025,000, the major portion of which was for a private placement in March 2002, which netted $980,000 after legal expenses.

As a result of the cash used in operating and investing activities and the cash provided by financing activities, there was a net utilization of cash in the first six months of fiscal 2002 of $206,000 that resulted in an ending cash balance of $378,000.  This compares to a net provision of $1,029,000 in cash for the same period in fiscal 2001 resulting in an ending cash balance of $2,259,000 for that period.

The Company has a $5,000,000 Loan and Security Agreement (Accounts Receivable and Inventory) dated December 7, 2001, bearing interest equal to prime plus 0.25% per annum computed daily or a fixed rate term option of LIBOR plus 3%.  Borrowings under this Loan and Security Agreement are collateralized by the Company’s assets and intellectual property.  Specific borrowings are tied to accounts receivable and inventory balances, and the Company must comply with certain covenants with respect to effective net worth and financial ratios.  The Company had borrowings of $294,000 against this facility as of June 30, 2002.

The Company also has a $382,000 (in UK pounds sterling based on the exchange rate at June 30, 2002) bank overdraft agreement with Lloyds Bank Plc through its UK subsidiary.  There were no borrowings against this facility as of June 30, 2002.

The Company has a $578,000 (in Euros, based on the exchange rate at June 30, 2002) bank borrowing facility in Germany with Sparkasse Neumarkt Bank for the German office facility.  At the end of the second fiscal quarter of 2002, the Company had a total borrowing of $444,000 against this credit facility.  Additionally, there is a revolving line of credit of $201,000 (in Euros, based on the exchange rate at the end of June 30, 2002) with Sparkasse Neumarkt Bank.  As of June 30, 2002 there was a total borrowing of $139,000 against this facility.

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities’” (“SFAS 146”). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 but early application is encouraged.  The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. Adopting the provisions of SFAS 146 will change, on a prospective basis, the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

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

Sales of our pool and spa lighting products, which currently are available only with newly constructed pools and spas, depend substantially upon the level of new construction of pools. Sales of commercial lighting products also depend significantly upon the level of new building construction and renovation. Construction levels are affected by housing market trends, interest rates and the weather.  Because of the seasonality of construction, our sales of swimming pool and commercial lighting products, and thus our overall revenues and income, have tended to be significantly lower in the second quarter of each year. Various economic and other trends may alter these seasonal trends from year to year, and we cannot predict the extent to which these seasonal trends will continue. Recent and continued weakness in the U.S. economy may continue to affect construction and our business..  Additionally, some business segments, such as themed entertainment, remain weak as a result of reduced air travel following the September 11 tragedy.  Themed entertainment is a key source of revenues for the Company’s commercial lighting segment and continued softness of this industry will potentially have a material negative effect on the Company’s future commercial lighting sales.

If we are not able to successfully develop, manufacture, market and sell our new products, our operating results will decline.

We expect to introduce additional new products in 2002 in the Pool and Spa Lighting and Commercial Lighting markets.   We could have difficulties manufacturing these new products as a result of our inexperience with them or the costs could be higher than expected.  Also, it is difficult to predict whether the market will accept these new products.  If any of these new products fails to meet expectations, our operating results will be adversely affected.

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

We currently hold 31 patents. There can be no assurance, however, that our issued patents are valid or that any patents applied for will be issued. We have a policy of seeking to protect our intellectual property through, among other things, the prosecution of patents with respect to certain of our technologies. There are many issued patents and pending patent applications in the field of fiber optic technology, and certain of our competitors hold and have applied for patents related to fiber optic lighting. Although, to date, we have not been involved in litigation challenging our intellectual property rights or asserting intellectual property rights of others, we have in the past received communications from third parties asserting rights in our patents or that our technology infringes intellectual property rights held by such third parties. Based on information currently available to us, we do not believe that any such claims involving our technology or patents are meritorious. However, we may be required to engage in litigation to protect our patent rights or to defend against the claims of others. In the event of litigation to determine the validity of any third party claims or claims by us against such third party, such litigation, whether or not determined in our favor, could result in significant expense and divert the efforts of our technical and management personnel, regardless of the outcome of such litigation.

We rely on distributors for a significant portion of our sales, and terms and conditions of sales are subject to change with very little notice.

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

Mitsubishi is the sole supplier of the Company’s fiber, other than the large core fiber the Company now manufactures following the Unison acquisition.  The Company also relies on a sole source for certain lamps, reflectors, thin film coating, remote control devices and power supplies.  The loss of one or more of the Company’s suppliers could result in delays in the shipment of products, additional expense associated with redesigning products, impaired margins, reduced production volumes, strained customer relations, loss of business or otherwise harm the results of operations.

We are becoming increasingly dependent on foreign sources of supply for many of our components and in some cases complete assemblies, which due to distance or political events may result in a lack of timely deliveries.

In order to save costs, the Company is continually seeking off-shore supply of components and assemblies.  This results in longer lead times for deliveries which can mean less responsiveness to sudden changes in market demand for the products involved.  Some of the countries where components are sourced may be less stable politically than the U.S. and this could lead to an interruption of the delivery of key components.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2002, the Company had $204,000 in cash held in foreign currencies as translated at period end foreign currency exchange rates. The balances for cash held overseas in foreign currencies is subject to exchange rate risk. The Company has a policy of maintaining cash balances in local currencies unless an amount of cash is occasionally transferred in order to repay intercompany debts.

The Company has a $578,000 (in Euros, based on the exchange rate at June 30, 2002) bank borrowing facility in Germany with Sparkasse Neumarkt Bank for the German office facility.  At the end of the second fiscal quarter of 2002, the Company had a total borrowing of $444,000 against this credit facility.  Additionally, there is a revolving line of credit of $201,000 (in Euros, based on the exchange rate at the end of June 30, 2002) with Sparkasse Neumarkt Bank.  As of June 30, 2002 there was a total borrowing of $139,000 against this facility.

PART II  -  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

On May 22, 2002, the Company held its Annual Meeting of Shareholders.

The following actions were taken at the meeting:

1.                       The following Directors were elected:

		For	Withheld

a.	Theodore L. Eliot, Jr.	2,604,118	988,351
b.	Michael Feuer	2,605,418	987,051
c.	B.J. Garet	3,563,074	29,395
d.	Wayne R. Hellman	3,563,973	28,496
e.	D. Jonathan Merriman	3,564,261	28,208
f.	David N. Ruckert	3,564,296	28,173
g.	John B. Stuppin	3,563,396	29,073
h.	Philip Wolfson	2,609,418	987,051

2.                       The selection of the Company’s independent auditors was ratified.

For	Against	Abstain

3,590,080	194	2,195

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

FIBERSTARS, INC.

Date: August 14, 2002	By:	/s/ David N. Ruckert
David N. Ruckert
Chief Executive Officer

	By:	/s/ Robert A.Connors
Robert A.Connors
Chief Financial Officer

(Principal Financial and Accounting Officer)