Form 10-Q
period 2002-09-30
FIBERSTARS INC /CA/
filed 2002-11-15
CIK 924168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Yes  ☒    No  ☐

The number of outstanding shares of the registrants’ Common Stock, $0.0001 par value, as of September 30, 2002 was 4,662,300.

FIBERSTARS, INC.

PART I.    FINANCIAL INFORMATION

Item 1.   Financial Statements

FIBERSTARS, INC.

CONDENSED

CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	September 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,025	$584
Accounts receivable trade, net	3,429	4,802
Notes and other accounts receivable	286	209
Inventories, net	7,007	5,423
Prepaids and other current assets	455	623
Deferred income taxes	—	1,441
Total current assets	12,202	13,082

Fixed assets, net	2,576	2,600
Goodwill and intangibles	4,485	4,537
Other assets	191	279
Deferred income taxes	—	936
Total assets	$19,454	$21,434

LIABILITIES
Current liabilities:
Accounts payable	$2,024	$2,395
Accrued liabilities	2,183	2,088
Short-term bank borrowings	63	101
Total current liabilities	4,270	4,584
Other long-term liabilities	110	—
Long-term bank borrowings	458	419
Total liabilities	4,838	5,003

SHAREHOLDERS’ EQUITY
Common stock	1	1
Additional paid-in capital	19,581	18,563
Note receivable from shareholder	(75)	(75)
Accumulated other comprehensive loss	(191)	(399)
Accumulated deficit	(4,700)	(1,659)
Total shareholders’ equity	14,616	16,431
Total liabilities and shareholders’ equity	$19,454	$21,434

The accompanying notes are an integral part of these financial statements

FIBERSTARS, INC.

CONDENSED

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Net sales	$7,155	$6,717	$23,513	$22,064
Cost of sales	4,588	4,186	14,677	13,491
Gross profit	2,567	2,531	8,836	8,573
Operating expenses:

Research and development	771	679	1,704	2,081
Sales and marketing	2,006	1,940	5,986	6,270
General and administrative	660	910	2,063	2,738
Total operating expenses	3,437	3,529	9,753	11,089
Loss from operations	(870)	(998)	(917)	(2,516)
Other income (expense):
Equity in joint venture’s income	—	—	6	9
Interest income (expense), net	(14)	(5)	(65)	(106)

Loss before income taxes	(884)	(1,003)	(976)	(2,613)
Benefit from (provision for) income taxes	(2,090)	388	(2,065)	1,004
Net loss	$(2,974)	$(615)	$(3,041)	$(1,609)

Net loss per share – basic and diluted	$(0.58)	$(0.13)	$(0.61)	$(0.34)

Shares used in computing net loss per share – basic and diluted	5,107	4,766	4,998	4,753

The accompanying notes are an integral part of these financial statements

FIBERSTARS, INC.

CONDENSED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(amounts in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net loss	$(2,974)	$(615)	$(3,041)	$(1,609)

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	90	300	208	89
Benefit from (provision for) income taxes	—	(114)	—	(34)
Comprehensive loss	$(2,884)	$(429)	$(2,833)	$(1,554)

The accompanying notes are an integral part of these financial statements

FIBERSTARS, INC.

CONDENSED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(3,041)	$(1,609)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	852	1,111
Provision for doubtful accounts receivable	60	50
Equity in joint venture	(6)	(9)
Deferred income taxes	2,405	(924)
Changes in assets and liabilities:
Accounts receivable	1,401	3,412
Notes and other receivables	(60)	(326)
Inventories	(1,458)	629
Prepaids and other current assets	177	115
Other assets	102	58
Accounts payable	(439)	(1,805)
Accrued liabilities	(400)	(184)
Total adjustments	2,634	2,127
Net cash provided by (used in) operating activities	(407)	518

Cash flows from investing activities:
Repayment of loan made to officers	—	13
Acquisition of fixed assets	(173)	(550)
Net cash used in investing activities	(173)	(537)

Cash flows from financing activities:
Cash proceeds from sale of common stock	1,019	101
Repayment of long-term bank borrowings	(10)	—
Repayment of short-term bank borrowings	(46)	—
Net cash provided by financing activities	963	101

Effect of exchange rate changes on cash	58	(2)

Net increase in cash and cash equivalents	441	80
Cash and cash equivalents, beginning of period	584	1,230
Cash and cash equivalents, end of period	$1,025	$1,310

Non-cash investing and financing activities:
Purchase of fixed assets by promissory note	$450	$—

The accompanying notes are an integral part of these financial statements

FIBERSTARS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002

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

A reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (unaudited, in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Numerator - Basic and Diluted EPS
Net loss	$(2,974)	$(615)	$(3,041)	$(1,609)
Denominator – Basic and Diluted EPS
Weighted average shares outstanding	5,107	4,766	4,998	4,753
Basic and Diluted net loss per share	$(0.58)	$(0.13)	$(0.61)	$(0.34)

The shares outstanding used for calculating basic and diluted EPS includes 445,000 shares of common stock issuable for no cash consideration upon exercise of certain exchange provisions of warrants held by Advanced Lighting Technologies, Inc. (“ADLT”).

At September 30, 2002, options and warrants to purchase 1,620,580 shares of common stock were outstanding, but were not included in the calculation of diluted EPS because their inclusion would have been antidilutive.  Options to purchase 1,757,058 shares of common stock were outstanding at September 30, 2001, but were not included in the calculation of diluted EPS for 2001 because their inclusion would have been antidilutive.

2.   Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost determined using the first-in, first-out cost method) or market and consist of the following (unaudited, in thousands):

	September 30, 2002	December 31, 2001

Raw materials	$5,131	$3,788
Finished goods	1,876	1,635
	$7,007	$5,423

3.   Bank Borrowings

The Company has a $5,000,000 Loan and Security Agreement (Accounts Receivable and Inventory) dated December 7, 2001, bearing interest equal to prime plus 0.25% per annum computed daily or a fixed rate term option of LIBOR plus 3%.  Borrowings under this Loan and Security Agreement are collateralized by the Company’s assets and intellectual property.  Specific borrowings are tied to accounts receivable and inventory balances, and the Company must comply with certain covenants with respect to effective net worth and financial ratios.  The Company had no borrowings against this facility as of September 30, 2002.

The Company also has a $393,000 (in UK pounds sterling based on the exchange rate at September 30, 2002) bank overdraft agreement with Lloyds Bank Plc through its UK subsidiary.  There were no borrowings against this facility as of September 30, 2002.

The Company has a $593,000 (in Euros, based on the exchange rate at September 30, 2002) bank borrowing facility in Germany with Sparkasse Neumarkt Bank for the German office facility.  As of September 30, 2002, the Company had a total borrowing of $458,000 against this credit facility.  Additionally, there is a revolving line of credit of $206,000 (in Euros, based on the exchange rate at the end of September 30, 2002) with Sparkasse Neumarkt Bank.  As of September 30, 2002, there was a total borrowing of $63,000 against this facility.

4.   Comprehensive Operations

Comprehensive income (loss) is defined as net loss plus sales, expenses, gains and losses that, under generally accepted accounting principles, are included in comprehensive income (loss) but excluded from net loss.  A separate statement of comprehensive operations has been presented with this report.

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

A summary of geographic sales is as follows (unaudited, in thousands):

	Nine Months ended September 30,
	2002	2001

U.S. Domestic	$18,145	$15,667
Other countries	5,368	6,397
	$23,513	$22,064

Geographic sales are categorized based on the location of the customer to whom the sales are made.

A summary of sales by product line is as follows (unaudited, in thousands):

	Nine months ended September 30,
	2002	2001

Pool and Spa Lighting	$13,616	$10,603
Commercial Lighting	9,897	11,461
	$23,513	$22,064

A summary of geographic long lived assets (fixed assets, goodwill and intangibles) is as follows (unaudited, in thousands):

	September 30, 2002	December 31, 2001

U.S. Domestic	$5,598	$5,791
Other Countries	1,463	1,346
	$7,061	$7,137

6.   Goodwill and Intangibles—Adoption of SFAS 142

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” effective January 1, 2002.  The following table summarizes the impact of adopting SFAS 142 on the net loss and net loss per share for all periods reported in the accompanying Condensed Consolidated Financial Statements (unaudited, in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001

Reported net loss	$(2,974)	$(615)	$(3,041)	$(1,609)
Add back: goodwill amortization	—	55	—	165
Adjusted net loss	$(2,974)	$(560)	$(3,041)	$(1,444)

Basic and diluted loss per share:
Reported net loss per share	$(0.58)	$(0.13)	$(0.61)	$(0.34)
Goodwill amortization per share	—	0.01	—	0.04
Adjusted net loss per share	$(0.58)	$(0.12)	$(0.61)	$(0.30)

As part of adopting SFAS 142 the Company reclassified certain intangibles from goodwill to intangibles.  These amounts were based on an analysis of the asset value of the Unison acquisition performed at the time of the Unison acquisition in January 2000.  The after-tax add-back of goodwill amortization for the three months and nine months ended September 30, 2001 includes a gross amount of additional goodwill amortization of $70,000 and $210,000 respectively, calculated at historical rates and partially offset by $15,000 and $45,000, respectively, due to a change in the life of certain Unison intangibles from 10 years to 5 years effective January 2002.

In accordance with the provisions of SFAS 142 the Company has performed an initial test of goodwill impairment prior to finalizing its results for the quarter ended June 30, 2002.  The test showed no impairment of the Company’s goodwill asset as of January 1, 2002, the initial date of adopting SFAS 142.  In accordance with SFAS 142, goodwill will be subject to an annual impairment test, with the next test scheduled for the quarter ending December 31, 2002.

The changes in the carrying amounts of goodwill and intangibles as of September 30, 2002 and December 31, 2001 were as follows (unaudited, in thousands):

	Goodwill			Intangibles
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Balance as of December 31, 2001	$6,114	$(1,577)	$4,537	$—	$—	$—

Reclassification	(770)	152	(618)	770	(152)	618

Amortization expense	—	—	—	—	(117)	(117)

Exchange rate			65

Balance as of September 30, 2002	$5,344	$(1,425)	$3,984	$770	$(269)	$501

Intangibles at September 30, 2002 include developed and core technology and patents with a gross carrying amount of $399,000 and $371,000, respectively, and accumulated amortization of $140,000 and $129,000, respectively.

The estimated annual amortization expense for intangibles is $157,000 for each of fiscal 2002, 2003 and 2004 and $50,000 for each of  fiscal 2005, 2006 and 2007.

7.   Recent pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS, No.141, “Business Combinations’’ and SFAS No.142, “Goodwill and Other Intangible Assets’’.  Under SFAS No.141, all business combinations initiated after September 30, 2001 must be accounted for using the purchase method. SFAS No.142 requires, among other things, the discontinuance of goodwill amortization.  In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles and the testing for impairment of existing goodwill and other intangibles. The Company has adopted the provisions of SFAS No.142 effective January 1, 2002.

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

In September 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 but early application is encouraged.  The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. Adopting the provisions of SFAS 146 will change, on a prospective basis, the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

8.   Purchased In-process Research and Development

In February 2000, the Company purchased certain assets of Unison Fiber Optic Systems, Inc. (“Unison”) and accounted for the acquisition as a purchase.  In the third quarter of fiscal 2000 a total of $938,000 was expensed as a write-off of in-process technology acquired.  The total value of the acquisition was approximately $2,550,000.

As of the acquisition date, technological feasibility of the in-process technology had not been established and the technology had no alternative future use.  Therefore, the Company expensed the in-process research and development in the third quarter of fiscal 2000.  The remaining intangible assets are being amortized using the straight-line method over the estimated useful life of the assets ranging from 3 to 7 years.

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

9.   Related Party Transactions

In previous years, the Company advanced amounts to certain officers by way of promissory notes.  The notes are collateralized by certain issued or potentially issuable shares of the Company’s common stock.  The notes bear interest at rates ranging from 6% to 8% per annum and are repayable at various dates through 2004.  At September 30, 2002 and December 31, 2001, $62,000 and $88,000 was outstanding under the notes, respectively, and was reported as part of notes and other accounts receivable.    Additionally, in December 1987 the Company extended a loan of $75,000 to the CEO for the purchase of shares of common stock as part of his compensation plan which is due April 2003, prior to the existence of any employee stock option plan for the company.  This is reported as note receivable from shareholder as part of shareholder’s equity.

As of September 30, 2002, ADLT was a holder of approximately 22% of the Company’s outstanding common stock.  In January 2000, the Company executed the Mutual Supply Agreement with ADLT under which the Company buys certain lamps and components for its illuminators and through which the Company sells its finished products to ADLT.  The terms of this agreement provide for specified pricing on products purchased from and sold to ADLT. The Company has purchased, and continues to purchase, components from ADLT under the terms of this agreement.  Also, in January 2000, the Company entered into a Development Agreement with Unison, a wholly owned subsidiary of ADLT, under which the Company provided development services for which it received $2 million in fees from October 1999 through January 2001.  In exchange, the Company will pay royalties on the sales of products these technologies produce at a rate of 3% for five years, 2% for the next two years and 1% for the next three years, after which the Company assumes exclusive royalty-free rights to these products.

The Company had sales to ADLT under the terms of the Mutual Supply Agreement and prior supply agreements of $235,000 during the first nine months of fiscal 2002 and $313,000 during the first nine months of fiscal 2001.  Purchases made from and royalties paid to ADLT by the Company under these agreements amounted to $1,711,000 during the first nine months of fiscal 2002 and $620,000 during the first nine months of fiscal 2001.  Accounts receivable from ADLT were $87,000 and $182,000 as of September 30, 2002 and 2001, respectively, and accounts payable to ADLT were $540,000 and $121,000 as of the same dates, respectively.

10.   Private Placement

In a private placement in March 2002, the Company sold 328,633 shares of common stock for net proceeds of $973,000 (net of fees and expenses).  In addition, each purchaser was issued a warrant to purchase a number of shares of the Company’s Common Stock equal to 20% of the number of shares of common stock purchased by such purchaser in the offering. The purchase price of the common stock was $3.00 per share, which was based on an 8.8% discount on the 10 day average price as of March 14, 2002.  The purchase price of the Common Stock for insiders who participated in the offering was $3.35, which was the higher of (1) the price on the closing date or (2) the 10 day average price as of March 14, 2002, plus a $.03 premium because of the issuances of the warrants.  The warrants have an initial exercise price of $4.30 per share and a life of 5 years.

11.   Income Taxes

In the third quarter of fiscal 2002, a full valuation allowance was recorded for the Company’s deferred tax assets of $2,405,000 as management cannot conclude, based on available objective evidence, that it is more likely than not that the deferred tax assets will be realized.

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

When used in this discussion, the words “expects,” “anticipates,” “estimates,” “believes” and similar expressions are intended to identify forward-looking statements.  These statements, which include statements as to the Company’s future operating results, expected expenses and capital expenditure requirements, expected cash flows, expectations regarding market conditions and growth, the adequacy of capital resources and growth in operations, our accounting policies,  our strategy with regard to protecting our proprietary technology, our belief as to the adequacy of existing cash balances and credit lines and expected shipment dates for products under development are subject to risks and uncertainties that could cause actual results to differ materially from those projected.  These risks and uncertainties include, but are not limited to, those risks discussed below, as well as our ability to retain and obtain customer and distributor relationships, our ability to maintain relationships with strategic partners including Advanced Lighting Technology, Inc. (“ADLT”), our ability to manage expenses and inventory levels, our ability to increase cash balances in future quarters, the cost of accessing or acquiring technologies or intellectual property, the cost of enforcing or defending intellectual property, risks relating to developing and marketing new products, the ability of our lighting products to meet customer expectations, manufacturing difficulties, possible delays in the release of products, risks associated with the evolution and growth of the fiber optic lighting market, trends in price performance and adoption rates of fiber optic lighting products in Europe and the United States, our dependence on a limited number of suppliers for components and distributors for sales, our ability to obtain high-quality components at reasonable prices, the impact of limited energy resources on our manufacturing operations and business, the impact of technological advances and competitive products, and seasonal and other fluctuations in the construction industry; and the matters discussed below in the subsection entitled “Factors That May Affect Results.”  These forward-looking statements speak only as of the date hereof.  The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

RESULTS OF OPERATIONS

Net sales increased 7% to $7,155,000 for the quarter ended September 30, 2002, as compared to the same quarter a year ago.  The increase was the result of an increase in both pool lighting sales, up 7% over the same quarter a year ago, and commercial lighting sales, up 6% over the same quarter a year ago.  While U.S. commercial lighting sales were down slightly as the resort and casino business remains slow, international commercial lighting sales grew 20% largely due to one significant contract in the U.K.  Net sales increased by 7% to $23,513 in the first nine months of 2002 as compared to the first nine months of 2001.  The increase was largely due to in pool lighting sales, primarily from the Jazz Light™ product which was introduced in 2002.

Gross profit was $2,567,000 in the third quarter of fiscal 2002, a 1% increase compared to the same period in the prior year.  The gross profit margin was 35.9% for the third quarter of fiscal 2002, compared to the 37.7% gross profit margin achieved in the same period in 2001.  The gross profit margin was less than the prior year largely due to higher freight costs and additional labor costs associated with reworking some Jazz Light inventory in order to make it easier to install, as well as a reclassification of freight costs to indirect cost-of-goods.  These additional costs resulted in indirect manufacturing costs being $269,000 higher in the third quarter of fiscal 2002 as compared to the same period in the prior year.    Gross profit for the first nine months ended September 30, 2002, was $8,836,000, an increase of 3% compared to the gross profit for the same period in 2001.  The gross profit margin for the first nine months of 2002 was 37.6% compared to 38.9% for the first nine months of 2001.  The lower gross profit margin was due to the items mentioned above which affected the third quarter, along with higher costs incurred in the first quarter of 2002 in connection with launching the Jazz product.

Research and development expenses were $771,000 in the third quarter of fiscal 2002, a 14% increase compared with the third quarter of fiscal 2001.  The increase was largely due to additional consulting expenses of $88,000 and project work costs of $15,000, both associated with completing the EFO product release in the third quarter of 2002.  A total of $122,000 was credited for funds to be received for work performed under a federal Advanced Technology Program award from the National Institute of Science and Technology (“NIST”).  Funds are to be received in the fourth quarter for work performed in the third quarter of 2002.  A total of $139,000 was credited in the third quarter of fiscal 2001 under the same award.  As a percentage of net sales, research and development expenses were 11% for the third quarter of fiscal 2002 compared to 10% in the third quarter of fiscal 2001.   Research and development expenses in the first nine months of 2002 decreased 18% compared to the same period in 2001 to $1,704,000.  The decrease was largely due to lower patent expenses of $90,000, lower project costs of $110,000 and lower salaries and consulting fees of $100,000 along with higher NIST credits of $95,000.  Research and development expenses were 7% of net sales in the first nine months of 2002 compared to 9% in the first nine months of 2001.

Sales and marketing expenses increased by 3% to $2,006,000 in the third quarter of fiscal 2002 as compared to $1,940,000 for the same period in fiscal 2001.  This increase was largely due to higher expenses in marketing the company’s new Fiberstars EFO™ product of $98,000, plus higher expenses in Europe of $135,000, offset by lower commissions expense of $177,000 due to a lower commission percentage paid to Waterpik Technologies as the Company wound down its agency relationship with them.  The Waterpik Technologies agreement terminated September 30, 2002.  Sales and marketing expenses declined 5% to $5,986,000 in the first nine months of 2002 as compared to the same period in 2001.  Sales and marketing expenses were 25% of net sales in the first nine months of 2002 and 28% of net sales for the same period in 2001.  The decrease in expenses in the first nine months was due to lower commissions expense in 2002 of $425,000, partially offset by higher spending on EFO marketing in 2002 of $197,000.

General and administrative costs were $660,000 in the third quarter of fiscal 2002, a decrease of 27% compared to costs in the third quarter of fiscal 2001.  This decrease was largely a result of a cessation of goodwill amortization in fiscal 2002 on adoption of the provisions of SFAS 142. SFAS 142 is described in Note 6 of the Notes to Condensed Consolidated Financial Statements.  As a result of adopting these provisions there was a $117,000 reduction in amortization costs for the third quarter of fiscal 2002 as compared to the third quarter of fiscal 2001.  The remaining decrease in general and administrative costs resulted from lower legal expenses of $85,000 and lower investor relations and consulting costs of $35,000.  General and administrative costs were 9% of revenue in the third quarter of 2002 and 14% of net sales in the same period for 2001.  General and administrative costs were $2,063,000 in the first nine months of 2002, a 25% decrease from the same period in 2001.  This decrease was largely due to lower goodwill amortization of $325,000, lower legal fees of $170,000, and restructuring costs of $118,000 recorded in the first nine months of 2001 in connection with closing the Virginia and Texas offices.  General and administrative costs were 9% of revenue in the first nine months of 2002 and 12% of net sales in the same period for 2001.

The income tax expense was $2,090,000 for the quarter ended September 30, 2002, compared with an income tax benefit of $388,000 for the same period in the prior year.  The tax expense in the third quarter of 2002 was primarily due to a non-cash charge of $2,405,000 for a valuation allowance against deferred tax assets based on the Company’s evaluation of the uncertainty of utilizing its deferred tax assets, as required by SFAS 109.  The income tax expense was $2,065,000 for the nine month period ended September 30, 2002 as compared to a tax benefit of $1,004,000 for the same period in 2001.  The tax expense for the nine month period was also due to the non-cash charge of $2,405,000 for the valuation allowance against deferred tax assets.

We recorded a net loss of $2,974,000 in the third quarter of fiscal 2002 as compared to a net loss of $615,000 in the third quarter of fiscal 2001.  The net loss in the third quarter of fiscal 2002 was substantially larger than the loss in 2001 due to the valuation allowance for deferred tax assets described above.  The Company recorded a net loss of $3,041,000 in the first nine months of 2002, significantly larger than the net loss of $1,609,000 in the first nine months of 2001.  The increase in the net loss came primarily as a result of the valuation allowance for taxes described above.

Earnings before income tax, depreciation and amortization (“EBITDA”) for the Company for the nine month period ended September 30, 2002 and 2001 is as follows (unaudited):

	Nine months ended
	September 30, 2002	September 30, 2001

Loss before income taxes	$(976)	$(2,613)
Depreciation and amortization	852	1,111
	$(124)	$(1,502)

The Company expects EBITDA to be near breakeven for the fiscal year 2002 as compared to an EBITDA loss of $1,955,000 for the fiscal year 2001.

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

In February 2000, the Company purchased certain assets of Unison and accounted for the acquisition as a purchase.  In the third quarter of 2000 a total of $938,000 was expensed as a write-off of in-process technology acquired.  The Company tracks progress against assumptions made at the time of the acquisition for the research and development projects which were included in the in-process technology acquired.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2002, our cash and cash equivalents were $1,025,000 as compared to $584,000 at December 31, 2001.  The Company had no short term bank borrowings against its U.S. line of credit at the end of the third quarter in both 2002 and 2001.

Cash decreased during the first nine months of fiscal 2002 by a net loss of $3,041,000 compared to a net loss of $1,609,000 for the same period in fiscal 2001.  After adjusting for depreciation and amortization and the non-cash charge for the valuation allowance against deferred income taxes there was a contribution of $193,000 of cash in the nine months ended September 30, 2002 as compared to a utilization of $1,422,000 for the same period in fiscal 2001.  Additional cash was utilized in the first nine months of fiscal 2002 to fund an increase in inventory of $1,458,000, a decrease in accounts payable of $416,000 and a decrease in accrued liabilities of $400,000.   The increase in inventory was the result of pre-building products for the early buy sales to pool lighting customers which will take place in the fourth quarter of 2002, along with purchases of components which have been shipped to off-shore assemblers to complete the manufacturing.  Accounts receivable contributed to cash in the first nine months of fiscal 2002 with a reduction of $1,401,000.   After including cash used for working capital, there was a total of $407,000 in cash used in operating activities in the first nine months of fiscal 2002 compared to $518,000 in cash provided from operating activities in the first nine months of fiscal 2001.

There was a net utilization of cash of $173,000 in investing activities in the first nine months of fiscal 2002 due to the acquisition of fixed assets.  The Company acquired an additional $450,000 in fixed assets consisting of certain fiber extrusion equipment which it had agreed to purchase as part of the acquisition of certain assets of Unison from Advanced Lighting Technologies, Inc. in January 2000.  This purchase resulted in a cash outflow of $70,000 in the first nine months of fiscal 2002 and will be paid off in future quarters of fiscal 2002 and in fiscal 2003.  The Company plans to use this equipment initially as part of the Company’s on-going NIST research and development project.

There was a net contribution of $963,000 in cash in the first nine months of fiscal 2002 from financing activities.  This net contribution came primarily as the result of two activities:  1) long-term and short-term bank repayments of $56,000; and 2) the sale of the Company’s Common Stock and warrants to purchase the Company’s Common Stock for net proceeds of $1,019,000, the major portion of which was for a private placement in March 2002, which netted $973,000 after legal expenses.

As a result of the cash used in operating and investing activities and the cash provided by financing activities, there was a net contribution of cash in the first nine months of fiscal 2002 of $441,000 that resulted in an ending cash balance of $1,025,000.  This compares to a net contribution of $80,000 in cash for the same period in fiscal 2001 resulting in an ending cash balance of $1,310,000 for that period.

The Company has a $5,000,000 Loan and Security Agreement (Accounts Receivable and Inventory) dated December 7, 2001, bearing interest equal to prime plus 0.25% per annum computed daily or a fixed rate term option of LIBOR plus 3%.  Borrowings under this Loan and Security Agreement are collateralized by the Company’s assets and intellectual property.  Specific borrowings are tied to accounts receivable and inventory balances, and the Company must comply with certain covenants with respect to effective net worth and financial ratios.  The Company had no borrowings against this facility as of September 30, 2002.

The Company also has a $393,000 (in UK pounds sterling based on the exchange rate at September 30, 2002) bank overdraft agreement with Lloyds Bank Plc through its UK subsidiary.  There were no borrowings against this facility as of September 30, 2002.

The Company has a $593,000 (in Euros, based on the exchange rate at September 30, 2002) bank borrowing facility in Germany with Sparkasse Neumarkt Bank for the German office facility.  As of September 30, 2002, the Company had a total borrowing of $458,000 against this credit facility.  Additionally, there is a revolving line of credit of $206,000 (in Euros, based on the exchange rate at the end of September 30, 2002) with Sparkasse Neumarkt Bank.  As of September 30, 2002, there was a total borrowing of $63,000 against this facility.

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

In a private placement in March 2002, the Company sold 328,633 shares of Common Stock for net proceeds of $973,000 (net of fees and expenses).  In addition, each purchaser was issued a warrant to purchase a number of shares of the Company’s Common Stock equal to 20% of the number of shares of Common Stock purchased by such purchaser in the offering. The purchase price of the Common Stock was $3.00 per share, which was based on an 8.8% discount on the 10 day average price as of March 14, 2002.  The purchase price of the Common Stock for insiders who participated in the offering was $3.35, which was the higher of (1) the price on the closing date or (2) the 10 day average price as of March 14, 2002, plus a $.03 premium because of the issuances of the warrants.  The warrants have an initial exercise price of $4.30 per share and a life of 5 years.

The Company believes that existing cash balances, proceeds from the private placement stock offering and funds available through the Company’s bank lines of credit along with funds that may be generated from operations, will be sufficient to finance the Company’s currently anticipated working capital requirements and capital expenditure requirements for at least the next twelve months.  However, unforeseen adverse competitive, economic or other factors may damage the Company’s cash position, and thereby affect operations or require the Company to seek additional outside financing.

RECENT PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS, No.141, “Business Combinations’’ and SFAS No.142, “Goodwill and Other Intangible Assets.’’  Under SFAS No.141, all business combinations initiated after September 30, 2001 must be accounted for using the purchase method. SFAS No.142 requires, among other things, the discontinuance of goodwill amortization.  In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles and the testing for impairment of existing goodwill and other intangibles. The Company has adopted the provisions of SFAS No.142 effective January 1, 2002.

In October 2001, the FASB issued SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets,’’ which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS No.121 and the accounting and reporting provisions of Accounting Principles Board, or APB,  Opinion No.30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions’’, for the disposal of a segment of a business.  The Company adopted the provisions of SFAS No. 144 effective January 1, 2002.  The implementation of SFAS No. 144 did not have a material effect on the Company’s financial position and results of operations.

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

In September 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 but early application is encouraged.  The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. Adopting the provisions of SFAS 146 will change, on a prospective basis, the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

FACTORS THAT MAY AFFECT RESULTS

Our quarterly operating results are subject to fluctuations caused by many factors which could result in decreased revenues and a drop in the price of our common stock.

Our quarterly operating results can vary significantly depending upon a number of factors.  It is difficult to predict the lighting market’s acceptance of and demand for our products on a quarterly basis, and the level and timing of orders received can fluctuate substantially. Our sales volumes also fluctuate.  Historically we have shipped a substantial portion of our quarterly sales in the last month of each of the second and fourth quarters of the year.  Our product development and marketing expenditures may vary significantly from quarter to quarter and are made well in advance of potential resulting revenue.  Significant portions of our expenses are relatively fixed in advance based upon our forecasts of future sales. If sales fall below our expectations in any given quarter, we will not be able to make any significant adjustment in our operating expenses, and our operating results will be adversely affected.

If we are not able to successfully develop, manufacture, market and sell our new products, our operating results will decline.

We expect to introduce additional new products in the fourth quarter of 2002 and in 2003 in the Pool and Spa Lighting and Commercial Lighting markets.   Delivery of these products may cause the Company to incur additional unexpected research and development expenses.  We could have difficulties manufacturing these new products as a result of our inexperience with them or the costs could be higher than expected.  Also, it is difficult to predict whether the market will accept these new products.  If any of these new products fails to meet expectations, our operating results will be adversely affected.

We depend on a limited number of suppliers from whom we do not have a guarantee to adequate supplies, increasing the risk that loss of or problems with a single supplier could result in impaired margins, reduced production volumes, strained customer relations and loss of business.

Mitsubishi is the sole supplier of the Company’s fiber, other than the large core fiber the Company manufactures based on technology acquired in the Unison transaction.  The Company also relies on a sole source for certain lamps, reflectors, thin film coating, remote control devices and power supplies.  The loss of one or more of the Company’s suppliers could result in delays in the shipment of products, additional expense associated with redesigning products, impaired margins, reduced production volumes, strained customer relations and loss of business or otherwise harm the results of operations.

We depend on sufficient cash liquidity from all sources of cash available to the Company to finance on-going operations and growth.

While the Company has historically been able to fund cash needs from operations, from bank lines of credit or from capital markets, due to competitive, economic or other factors there can be no assurance that the Company will continue to be able to do so on acceptable terms, if at all.  Constraints on liquidity may affect the Company’s ability to maintain good vendor and customer relationships or may constrain future growth.

Our sales are dependent upon new construction levels and are subject to seasonal general economic trends.

Sales of our pool and spa lighting products, which currently are available only with newly constructed pools and spas, depend substantially upon the level of new construction of pools. Sales of commercial lighting products also depend significantly upon the level of new building construction and renovation. Construction levels are affected by housing market trends, interest rates and the weather.  Because of the seasonality of construction, our sales of swimming pool and commercial lighting products, and thus our overall revenues and income, have tended to be significantly lower in the first and third quarter of each year. Various economic and other trends may alter these seasonal trends from year to year, and we cannot predict the extent to which these seasonal trends will continue. Recent and continued weakness in the U.S. economy may continue to affect construction and our business.  Additionally, some business segments, such as themed entertainment, remain weak as a result of reduced air travel following the September 11 tragedy.  Themed entertainment is a key source of revenues for the Company’s commercial lighting segment and continued softness of this industry will potentially have a material negative effect on the Company’s future commercial lighting sales.

We operate in markets that are intensely and increasingly competitive.

Competition is increasing in a number of our markets. A number of companies offer directly competitive products, including fiber optic lighting products for downlighting, display case and water lighting, and neon and other lighted signs. The Company is also seeing competition from light emitting diode products (“LED”) in water lighting and in neon and other lighted sings.  Our competitors include some very large and well-established companies such as Philips, Schott, 3M, Bridgestone, Mitsubishi and Osram/Siemens.  All of these companies have substantially greater financial, technical and marketing resources than we do.  We anticipate that any future growth in fiber optic lighting will be accompanied by continuing increases in competition, which could adversely affect our operating results if we cannot compete effectively.

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

In order to save costs, the Company is continually seeking off-shore supply of components and assemblies.  This results in longer lead times for deliveries which can mean less responsiveness to sudden changes in market demand for the products involved.  Some of the countries where components are sourced may be less stable politically than the U.S. and this could lead to an interruption of the delivery of key components.  In the third quarter of 2002 we experienced delays in the delivery of our products as a result of a lock out of the longshoremen in ports on the west coast of the U.S. and a subsequent work slow down.  The ports remain backed-up following the resumption of work.  Prolonged congestion, as well as any future lock out, strike or slow down, could further delay or halt the delivery of our products and materially affect revenues.  Alternate means of shipment are more costly and may be difficult to secure as many affected companies compete for available shipping channels.

We may experience power blackouts and higher electricity prices as a result of California’s current energy crisis, which could disrupt our operations and increase our expenses.

In 2001, California experienced an energy crisis that had the potential to disrupt our operations and increase our expenses. While energy supply appears to have stabilized in 2002, here is no guarantee that such a threat to our energy supply would not recur.  We rely on the major Northern California public utility, Pacific Gas & Electric Company, or PG&E, to supply electric power to our facilities in Northern California. Due to problems associated with the de-regulation of the power industry in California and shortages in wholesale electricity supplies, customers of PG&E have been faced with increased electricity prices, power shortages and, in some cases, rolling blackouts. If blackouts were to recur and interrupt our power supply, we may be temporarily unable to continue operations at our facilities. Any such interruption in our ability to continue operations at our facilities could delay our ability to develop, manufacture or market our products, which could damage our reputation and result in lost revenue, either of which could substantially harm our business and results of operations.

OTHER FACTORS:

Our business is subject to additional risks that could materially and adversely affect our future business, including:

•                  the risk of shortages in materials or components necessary to our manufacturing and assembly operations

•                  the risks of increases in the prices of raw materials and components;

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

•                  risks of product returns and exchanges, as we cannot be assured that we will not experience component problems in the future that could require increased warranty reserves and manufacturing costs;

•                  risks associated with product development and introduction problems, such as increased research, development and marketing expenses associated with new product introductions;

•                  risks associated with inventory control and the Company’s ability to forecast future sales and manage its inventory levels;

•                  dependence on collaborating with third parties, which are not subject to material contractual commitments, to augment the Company’s research and development efforts; and

•                  risks associated with delays in the introduction of new products and technologies, including lost sales, loss of customer confidence and loss of market share.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

At September 30, 2002, the Company had $450,000 in cash held in foreign currencies as translated at period end foreign currency exchange rates. The balances for cash held overseas in foreign currencies are subject to exchange rate risk. The Company has a policy of maintaining cash balances in local currencies unless an amount of cash is occasionally transferred in order to repay intercompany debts.

The Company has a $593,000 (in Euros, based on the exchange rate at September 30, 2002) bank borrowing facility in Germany with Sparkasse Neumarkt Bank for the German office facility.  As of September 30, 2002, the Company had a total borrowing of $458,000 against this credit facility.  Additionally, there is a revolving line of credit of $206,000 (in Euros, based on the exchange rate at the end of September 30, 2002) with Sparkasse Neumarkt Bank.  As of September 30, 2002, there was a total borrowing of $63,000 against this facility.

Item 4.   Controls and Procedures

A.  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedure pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s period SEC filing.

B.  CHANGE IN INTERNAL CONTROLS

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

FIBERSTARS, INC.

Date: November 14, 2002	By:	/s/ David N. Ruckert
David N. Ruckert
Chief Executive Officer

	By:	/s/ Robert A. Connors
Robert A. Connors
Chief Financial Officer

(Principal Financial and Accounting Officer)

302 CERTIFICATIONS

CERTIFICATIONS

I, David N. Ruckert, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Fiberstars, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
/s/ David N. Ruckert
David N. Ruckert
Chief Executive Officer

I, Robert A. Connors, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Fiberstars, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
	/s/	Robert A. Connors
Robert A. Connors
Chief Financial Officer