Form 10-K
period 2002-12-31
FIBERSTARS INC /CA/
filed 2003-03-27
CIK 924168

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended DECEMBER 31, 2002
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

        Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $7,922,000 as of June 28, 2002 based upon the last trading price of the Common Stock of registrant on the Nasdaq National Market as of that date. This calculation does not reflect a determination that any person is an affiliate of the registrant for any other purpose.

        As of March 28, 2003, there were 4,667,321 shares of the registrant's Common Stock outstanding.

        DOCUMENTS INCORPORATED BY REFERENCE

        Items 10 (as to directors and Section 16 (a) Beneficial Ownership Reporting Compliance), 11 (as to Beneficial Ownership), 12, 13 of Part III of this Report on Form 10-K incorporates information by reference from registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for registrant's 2003 Annual Meeting of Shareholders to be held May 21, 2003.

        When used in this Report, the words "expects," "anticipates," "estimates," "plans," and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements as to the Company's future operating results, capital expenditures, product development and enhancements, liquidity and strategy, our accounting policies, development and marketing of new products, relationships with customers and distributors, relationships with suppliers and ability to obtain components, as well as our remarks concerning our ability to compete in the fiber optic lighting market, the evolution and future size of the fiber optic lighting market, seasonal fluctuations, our expectations concerning the future performance of our acquired businesses, plans for and expected benefits of outsourcing manufacturing, trends in the price and performance of fiber optic lighting products, the benefits and performance of our lighting products, the adequacy of our current facilities, our strategy with regard to protecting our proprietary technology, our ability to retain qualified employees, our relationship with Advanced Lighting Technology, Inc. ("ADLT") and future technologies expected to result from our relationship with ADLT. Forward- looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as our ability to retain and obtain customer and distributor relationships, the cost of accessing or acquiring technologies or intellectual property, risks relating to developing and marketing new products, manufacturing difficulties, possible delays in the release of products, our ability to obtain components at reasonable prices, the impact of technological advances and competitive products, our ability to attract and retain qualified employees; and the risks set forth below under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Results" and in the Company's other periodic filings with the Securities and Exchange Commission (the "SEC"). These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

        Fiberstars®, BritePak®, MaxCore™, Lightly Expressed®, Jazz Light™, Fiberstars EFO™ and Fiberstars Underground Illuminator™ are our registered trademarks. We also refer to trademarks of other corporations and organizations in this document.

PART I

Item 1. Description of Business

Overview

        Fiberstars, Inc. ("Fiberstars" or the "Company"), incorporated in California in 1985, develops and markets fiber optic lighting systems which are used in a variety of commercial and residential applications. The Company was one of the pioneers in the use of fiber optic technology in lighting. By continuing to improve the price and performance of its products and by expanding its marketing efforts, we believe Fiberstars has become the world's leading supplier in this market.

        The Company's products often have advantages over conventional lighting in areas of efficiency, safety, maintenance and beauty, and thus can be used in place of conventional lighting in a number of applications. By delivering special lighting effects which conventional lighting often cannot match, fiber optic lighting systems are especially attractive for a wide range of decorative applications such as the lighting of swimming pools and spas, signage, "neon" type decoration, landscaping and other areas of use within the commercial and residential markets. New technology developed by Fiberstars can be used for commercial and industrial downlights and can save up to 80% of the energy consumed by conventional electric lighting. New technology is also used in a new, non-fiber optic Fiberstars electric light for swimming pools which offers many benefits compared to other electric pool lights.

        The Company designs, develops and manufactures its lighting systems and markets and distributes its products worldwide, primarily through independent sales representatives, distributors and swimming pool builders.

Products

        Fiberstars' fiber optic lighting systems combine three types of products—illuminators, fiber, and fixtures—in configurations designed to meet the needs of specific markets. The electrically powered illuminators generate and focus light into the ends of optical fiber. Fiber tubing products connect to the illuminators and are designed to emit light either at the end of the fiber optics as a spot source of light, or along the length of the fiber optics, similar in effect to neon lighting. The systems can also include fixtures and other accessories designed for specific applications.

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

        New products introduced in 2002 include the Fiberstars Jazz Light™ for the swimming pool market and Fiberstars EFO™ for commercial lighting markets. The EFO™ system is based on Fiberstars' patented new CPC™ non-imaging optical system for efficiency in fiber optic light delivery. The Jazz Light™ product is Fiberstars first entry into the market for in-pool electric lighting systems.

  Fiber Tubing

        Fiberstars EFO™ also takes advantage of a patented, proprietary new large core fiber optic product called MaxCore™, which has outstanding clarity with low attenuation for fiber optic lighting applications. The combination of CPC optics and MaxCore fibers yields system light output efficiency ranging from 30 to 60 lumens-per-watt (depending on the configuration of the system), compared to approximately 12-15 lumens-per-watt for systems using traditional incandescent and halogen lamps. Maxcore is manufactured by Fiberstars in its Solon, Ohio facility.

        Fiberstars also markets small diameter stranded fiber products, such as its patented BritePak® fiber tubing which can maintain reasonably consistent brightness for side-lit fiber runs up to 100 feet in length. For end-lit applications, a wide variety of fiber sizes are available to enable one illuminator to illuminate several spotlights which are typically placed within twenty feet of the illuminator. Stranded fiber is purchased from Mitsubishi and cabled and/or encased in a PVC tube by Fiberstars at its Fremont, California facility.

        All of Fiberstars' fiber tubing products are manufactured in various lengths and diameters to meet the requirements of each particular market and application. The Company carries small amounts of finished goods inventory except during certain times of the year prior to heavy seasonal sales.

  Fixtures and Accessories

        Fiberstars designs and manufactures certain fixtures and accessories within product lines. Other fixtures and accessories are supplied by third parties. The Company's Commercial Lighting Division produces a broad assortment of ceiling and landscape fixtures from which lighting designers may choose.

        As part of its acquisition of Lightly Expressed, Ltd. ("Lightly Expressed") in May 2000, Fiberstars acquired a line of high-end display case fixtures and a process for the manufacture of lightbars. The

Company manufactures additional lightbar designs and purchases others under OEM contracts from a manufacturer in Canada to offer a complete product line to customers. Fiberstars believes that fiber optics is ideal for case lighting because all of the light is directed within a 60 degree angle which highlights merchandise well and does not generate heat like traditional (incandescent) lighting.

Applications and End-Users

        The Company's fiber optic lighting products are manufactured to the specifications of architects, professional lighting designers, swimming pool builders or end-users. Our products have been installed for commercial lighting applications in fast food restaurants such as Burger King and McDonald's; retail stores such as Footlocker, Starbucks, Albertson's, Giant Food and Toys R Us; hotels such as the MGM Grand, Caesar's Palace, the Venetian and the Stratosphere Tower in Las Vegas; and entertainment facilities such as theme parks operated by the Walt Disney Company and Universal Studios. Fiberstars commercial lighting systems also have been used in a number of specialty applications, including theatrical productions, bridges, theater aisles and ceilings, and have been used by the Monterey Bay Aquarium, HBO Studios, AMC theaters, Chevron, New York's Trump Tower and New York Life. Examples of such installations made in 2002 included Tiffany, Nordstrom's, Gertrude Hawk Chocolates, Marathon Coach, Sonic, Macy's, JR Dunn Jewelers, Burdene's, Chuck E. Cheese, Hobb's Fountains, Wings, Cheescake Factory and Carnival Cruise Lines.

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

        The Company's products are sold in Europe through two subsidiaries, Crescent Lighting Ltd. in the UK and Lichtberatung Mann (LBM) in Germany. Together, these two companies oversee the sales operations in Europe, Russia and the Middle East which, as in the U.S., include sales through sub-distributors and sales representatives.

        Outside of Europe, Russia and the Middle East, Fiberstars' commercial lighting products are sold internationally in more than 29 countries by approximately 23 distributors, including Mitsubishi, ADLT Australia and Venture Lighting Japan.

  Swimming Pool and Spa Products

        The Company's underwater lighting products are sold primarily for installation in new swimming pools and spas. Accordingly, our marketing efforts for swimming pool and spa products depend on swimming pool builders to recommend our products to their customers and to adapt their swimming pool designs to include Fiberstars lighting systems. The Company utilizes its own national and regional sales managers. In September 2002, the Company discontinued its agreement to sell through the organization of the Laars/Jandy Division of Waterpik Technologies Inc. ("Waterpik"). Prior to the cessation of this relationship, Waterpik received a commission on sales in its territory.

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

        South Central Pools ("SCP"), the largest pool distributor in the U.S. and the Company's largest pool customer, accounted for approximately 9% of the Company's net sales in 2002, 8% in 2001 and 9% in 2000. The Company expects to maintain its business relationship with SCP; however, a cessation or substantial decrease in the volume of purchases by this customer could reduce availability of the Company's products to end users and could, in turn, have a material adverse effect on the Company's net sales and results of operations. At December 31, 2002, SCP accounted for 13% of accounts receivable and at December 31, 2001, they accounted for 10% of accounts receivable.

        The Company sells its spa products directly to spa manufacturers on an OEM basis throughout the US and Canada, and through distributors in other locations.

        Sales of the Company's pool and spa products follow a seasonal pattern which typically results in higher sales in the second and fourth quarters as pool distributors stock shelves for the spring and summer seasons. The first quarter pool sales tend to be the lowest of any quarter for the year. In conformity with industry practice, extended terms are given to distributors for shipments in the fourth quarter of the year whereby they receive products in November and December for which they pay in equal installments from March through June of the following year.

        The majority of sales of the Company's swimming pool lighting systems to date have been made in the U.S., Canada and Australia. However, the Company also sells through several distribution agreements in Europe. Pool lighting sales in Europe were not material in 2002, 2001 or 2000.

  Geographic Areas and Product Lines

        The Company sells its products worldwide and has two product lines: Pool and Spa Lighting and Commercial Lighting. Information on the geographic split of revenues and revenues by product line may be found in Note 13 to the Company's Consolidated Financial Statements.

Backlog

        The Company normally ships standard products within a few days after receipt of an order and custom products within 30 to 60 days of order receipt. Generally, there is not a significant backlog of orders, except at year end. The Company's backlog at the end of 2002 was $859,000 compared to

$2,182,000 at the end of 2001. A total of $1,188,000 of the 2001 backlog was for the pipeline of the Jazz Light™ product in anticipation of its initial shipments in the first quarter of 2002. All of this Jazz 2001 backlog was shipped in either the first or second fiscal quarter of 2002. The Company does not consider backlog to be an indicator of future performance.

Competition

        The Company's products compete with a wide variety of lighting products, including conventional electric lighting in various forms, LED's and decorative neon lighting. The Company also experiences competition from other companies offering products containing fiber optic technology. Principal competitive factors include price, performance (including brightness, reliability and other factors), aesthetic appeal (including light color), market presence, installation, power consumption and maintenance requirements.

        The Company believes that its products compete favorably against conventional lighting in such areas as aesthetic appeal, ease of installation, maintenance and power consumption. The unique characteristics of fiber optic lighting (such as no heat or electricity at the light fixture, ability to change colors and remote lamp replacement) enable our products to be used in some situations where conventional lighting is not practical. However, the initial purchase price of the Company's products is typically higher than conventional lighting, and the Company's products tend to be less bright than conventional alternatives. These deficiencies are being addressed in whole or in part by Fiberstars' new CPC technology products including EFO™. In the case of neon lighting, certain popular neon colors, such as bright red, cannot be achieved as effectively with the Company's products.

        Fiberstars is engaged in ongoing efforts to develop and improve its products, adapt its products for new applications and design and engineer new products. The Company expects that its ability to compete effectively with conventional lighting technologies, other fiber optic lighting products and new lighting technologies that may be introduced will depend substantially upon achieving greater light output and reducing the cost of the Company's systems. In January 2003 the Company introduced a new, lower-priced illuminator based on its patented CPC optical technology. This technology improves performance by more efficiently capturing available lamp light from highly efficient metal halide lamps. This product is an outgrowth of advanced technology acquired as part of the Company's acquisition of Unison (see "Research and Product Development" in this section).

        Providers of conventional lighting systems include large lamp manufacturers and lighting fixture companies which have substantially greater resources than the Company. These conventional lighting companies may introduce new and improved products that may reduce or eliminate some of the competitive advantages of the Company's products. In commercial lighting, the Company also competes primarily with local and regional neon lighting manufacturers and craftspeople who, in many cases, are better established in their local markets than the Company.

        Direct competition from other fiber optic lighting products and pool lighting products has continued. Competitive products are offered in the pool market by Pentair, Inc.'s American Products Division, a major manufacturer of pool equipment and supplies, as well as Super Vision International. In commercial lighting, fiber optic lighting products are offered by an increasing number of smaller companies, some of which compete aggressively on price. Some of these competitors offer products with performance characteristics similar to those of the Company's products. Certain large companies in the conventional lighting industry are manufacturing fiber optic lighting systems that compete with the Company's products. Schott, a German glass fiber company, has formed an entity to enter the U.S. market. Many companies compete with the Company in Asia, including Mitsubishi, Bridgestone and Toray. Mitsubishi sells Fiberstars' BritePak fiber tubing in Japan.

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

Assembly, Testing and Quality Assurance

        The Company's illuminator manufacturing consists primarily of final assembly, testing and quality control. The Company uses independent contractors to manufacture some components and sub-assemblies and has worked with a number of its vendors to design custom components to meet Fiberstars' specific needs. Inventories of domestically produced component parts are managed on a just-in-time basis when practicable. The Company's quality assurance program provides for testing of all sub-assemblies at key stages in the assembly process as well as testing of finished products.

        In 2002 the Company continued a program to manufacture more of its products in off-shore locations, mainly Taiwan. The Company plans to begin the manufacturing of products with a company in India in 2003. As this process continues it is expected that more high volume products will be sourced off-shore where labor and component cost savings may be achieved. The Company intends to increase its sourcing of off-shore components where there are cost advantages to doing so.

        Under a supply agreement which was renewed in January 2001, Mitsubishi is the sole supplier of the Company's small diameter stranded fiber, which is the Company's largest selling fiber product. Since the Unison acquisition, Fiberstars has been manufacturing large core fiber. The Company expects to maintain its relationship with Mitsubishi. Mitsubishi owns approximately 2.6% of the Company's outstanding common stock and distributes certain Fiberstars' products in Japan. The Company also relies on sole source suppliers for certain lamps, reflectors, remote control devices and power supplies. Although the Company cannot predict the effect that the loss of one or more of such suppliers would have on the Company, such loss could result in delays in the shipment of products and additional expenses associated with redesigning products and could have a material adverse effect on the Company's operating results.

Research and Product Development

        The Company believes that growth in fiber optic lighting will be driven by improvements in technology to provide increased light output at lower costs. Accordingly, the Company is committing much of its research and development resources to those challenges. New optical technology developed by Fiberstars following the Unison acquisition has resulted in new illuminator products for both the swimming pool and the commercial lighting division. These new technology products are believed to be state-of-the-art in fiber optic lighting. In 2002, the Company completed the redesign of its high-end commercial illuminator, improving brightness. The improved version of this product shipped for the first time in January 2003. Despite its ongoing development efforts, there can be no assurance that the Company will be able to achieve future improvements in brightness and cost, or that competitors will not develop lighting technologies that are brighter, less expensive or otherwise superior to those of the Company.

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

1.
The Company received contributions from Unison personnel to its long range plans. For example, John Davenport, former manager of research and development at GE Lighting, has become the Company's Chief Operating Officer and Chief Technology Officer.

2.
The Company believes that the technology acquired has the potential to deliver the light output of certain electric lamps at competitive pricing to specifier-grade lighting fixtures, which has been a major goal of the Company. Additionally, the Company acquired 12 patents and a number of patents-pending, including technology in lamps, optics and fiber. Research and development based on the acquired technology has resulted in a number of patent applications and patents being issued in addition to those acquired in the transaction.

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

5.
The acquisition also included certain tangible assets valued, in the aggregate, at $625,000, including large core fiber manufacturing and fiber making equipment and certain other research and development equipment.

The Company's goal, with the acquired technology from ADLT, was to improve the price/performance of fiber optic lighting systems to compete more directly with conventional lighting across a much broader spectrum of the general lighting market.

        In 2000 the Company received a federal grant from the National Institute of Standards and Technology ("NIST") for up to $2,000,000 in funding over three years for research and development of solid core fiber for lighting purposes. This contract provided the Company with $520,000 in funding for the eleven-month period ended September 2001 and $914,000 for the one-year period ending September 2002 and the Company has received approval to spend an additional $566,000 for the one-year period ending September 2003.

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

Intellectual Property

        The Company believes that the success of its business depends primarily on its technical innovations, marketing abilities and responsiveness to customer requirements, rather than on patents, trade secrets, trademarks, copyrights and other intellectual property rights. Nevertheless, the Company has a policy of seeking to protect its intellectual property through patents, license agreements, trademark registrations, confidential disclosure agreements and trade secrets. As of December 31, 2002, the Company's intellectual property portfolio consisted of 33 issued U.S. patents, various pending U.S. patent applications and various pending Patent Cooperation Treaty, or PCT, patent applications filed with the World Intellectual Property Organization and which serve as the basis of national patent filings in countries of interest. The Company's issued patents expire at various times between August 2008 and October 2022. Generally, the term of patent protection is 20 years from the earliest effective filing date of the patent application. There can be no assurance, however, that the Company's issued patents are valid or that any patents applied for will be issued. There can be no assurance that the Company's competitors or customers will not copy aspects of the Company's fiber optic lighting systems or obtain information that the Company regards as proprietary. There also can be no assurance that others will not independently develop products similar to those sold by the Company. The laws of some foreign countries in which the Company sells or may sell its products do not protect the Company's proprietary rights in its products to the same extent as do the laws of the United States.

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

Employees

        As of December 31, 2002, the Company had 143 full time employees, of whom 46 were involved in sales, marketing and customer service, 19 in research and product development, 58 in assembly and quality assurance, and 20 in finance and administration. From time to time the Company also employs part- time personnel in various capacities, primarily assembly and clerical support. The Company has never experienced a work stoppage, no employees are subject to any collective bargaining agreement, and the Company considers its employee relations to be good.

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

Item 3. Legal Proceedings

        We are not currently a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders during the quarter ended December 31, 2002.

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

	High	Low
First quarter 2001	$8.69	$4.69
Second quarter 2001	5.00	3.75
Third quarter 2001	4.75	3.31
Fourth quarter 2001	4.04	2.95
First quarter 2002	3.65	2.85
Second quarter 2002	5.00	3.26
Third quarter 2002	4.43	2.43
Fourth quarter 2002	4.69	2.51

        There were approximately 225 holders of record of the Company's Common Stock as of March 25, 2003, and the Company estimates that at that date there were approximately 800 additional beneficial owners.

        The Company has not declared or paid any cash dividends and does not anticipate paying cash dividends in the foreseeable future.

Equity Compensation Plan Information

        The following table sets forth certain information regarding the Company's equity compensation plans as of December 31, 2002:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,432,000	$4.57	301,000	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	1,432,000	$4.57	301,000	(2)

(1)
Includes the number of shares reserved for issuance under the Company's 1994 Employee Stock Option Plan and under the 1994 Directors' Stock Option Plan.

(2)
Includes 25,000 shares available for sale pursuant to the Company's 1994 Employee Stock Purchase Plan. Shares of common stock will be purchased at a price equal to 85% of the fair market value per share of common stock on either the first day preceding the offering period or the last date of the offering period, whichever is less.

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

SELECTED CONSOLIDATED FINANCIAL DATA
(IN THOUSANDS, EXCEPT PER SHARE DATA)

YEARS ENDED DECEMBER 31,	2002	2001	2000	1999	1998
OPERATING SUMMARY
Net sales	$30,960	$29,053	$36,921	$33,311	$22,682
Gross profit	11,474	11,447	15,019	14,333	8,546
As a percent of net sales	37.1%	39.4%	40.7%	43.0%	37.7%
Research and development expenses	2,290	2,764	1,673	1,484	1,283
As a percent of net sales	7.4%	9.5%	4.5%	4.5%	5.7%
Sales and marketing expenses	7,907	8,371	9,038	8,044	5,381
As a percent of net sales	25.5%	28.8%	24.5%	24.2%	23.7%
General and administrative expenses	2,709	3,627	4,023	2,558	1,675
As a percent of net sales	8.8%	12.5%	10.9%	7.7%	7.4%
Write-off in-process technology acquired	—	—	938	—	—
As a percent of net sales	—%	—%	2.5%	—%	—%
Income (loss) before tax	(1,441)	(3,381)	(711)	2,255	1,231
As a percent of net sales	(4.7)%	(11.6)%	(1.9)%	6.8%	5.4%
Net income (loss)	(3,519)	(2,128)	(454)	1,413	762
As a percent of net sales	(11.4)%	(7.3)%	(1.2)%	4.2%	3.4%
Net income (loss) per share
Basic	$(0.70)	$(0.45)	$(0.10)	$0.35	$0.21
Diluted	$(0.70)	$(0.45)	$(0.10)	$0.35	$0.21
Shares used in per share calculation:
Basic	5,028	4,756	4,572	3,986	3,623
Diluted	5,028	4,756	4,572	4,080	3,695

FINANCIAL POSITION SUMMARY
Total assets	$20,101	$21,434	$24,619	$20,392	$18,924
Cash, cash equivalents and short-term investments	231	584	1,230	1,904	1,290
Working capital	7,417	8,498	10,602	8,948	7,423
Short-term borrowings	593	101	8	8	107
Long-term borrowings	449	419	482	626	667
Shareholders' equity	14,240	16,431	18,560	14,668	13,354
Common shares outstanding	4,671	4,328	4,288	4,004	3,983

        In accordance with SFAS 142 the Company ceased amortizing goodwill as of December 31, 2001. Refer to Note 6 of the Notes to Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with "Selected Consolidated Financial Data" and the Consolidated Financial Statements and related Notes included elsewhere in this Report.

        When used in this discussion, the words "expects," "anticipates," "estimates," and similar expressions are intended to identify forward-looking statements. These statements, which include statements as to the Company's future operating results, net sales growth, gross profit margin improvement, sources of revenues, expected expenses and capital expenditure levels, expected realization of the value of deferred tax assets, expected cash flows, the adequacy of capital resources, growth in operations, our expectations concerning future performance of our acquired businesses, future growth in fiber optic lighting, our accounting policies, the effect of recent accounting pronouncements, plans for and expected benefits of outsourcing manufacturing,our future products and expected shipment dates, seasonal fluctuations, our future products and expected shipment dates, are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as our ability to retain and obtain customer and distributor relationships, our ability to maintain relationships with strategic partners and ADLT, our ability to manage expenses and inventory levels, our ability to reduce manufacturing overhead and general and administrative expenses as a percentage of sales, our ability to collect on doubtful accounts receivable, our ability to increase cash balances in future quarters, the cost of accessing or acquiring technologies or intellectual property, the cost of enforcing or defending intellectual property, risks relating to developing and marketing new products, the ability of our lighting products to meet customer expectations, manufacturing difficulties, possible delays in the release of products, risks associated with the evolution and growth of the fiber optic lighting market, trends in price performance and adoption rates of fiber optic lighting products in Europe and the United States, our dependence on a limited number of suppliers for components and distributors for sales, our ability to obtain high-quality components at reasonable prices, the impact of limited energy resources on our manufacturing operations and business, the impact of technological advances and competitive products, and seasonal and other fluctuations in the construction industry; and the matters discussed in "Factors That May Affect Results." These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Results of Operations

  Net Sales

        Net sales increased 7% to $30,960,000 in 2002 as compared to 2001. The increase was a result of an increase in the sales of pool products of 25% or $3,631,000 offset by a decline in sales of commercial lighting products of 12% or $1,724,000. The rise in pool lighting sales was largely due to increases from sales of the new Jazz, in-ground pool lighting product and spa products of $3,966,000 partially offset by a decline in other products of $305,000. The decrease in commercial lighting sales was due to a decline in U.S. domestic lighting sales of 24% or $1,801,000 partially offset by an increase in international sales of $175,000. Of the decrease in U.S. domestic lighting sales, $1,227,000 of the decline was due to a drop in resort and casino business, largely as an after effect of the September 11, 2001 tragedy. The Company expects net sales to be relatively flat for all of 2003, with a decline in first quarter revenues as compared to the first quarter of 2002.

        Net sales decreased 21% to $29,053,000 in 2001 as compared to 2000. The decrease was a result of a decline in the sales of pool products of 25% or $4,693,000 along with a decline in sales of commercial lighting products of 9% or $1,476,000. The decline in pool lighting sales was largely due to lower sales of in-ground pool lighting products as a result of a decrease generally in the pool industry in the U.S., together with increased competition. The decrease in commercial lighting sales was due to a decline in international sales of 13% or $1,078,000 as a result of fewer large projects in Germany and the Far East in 2001, combined with a decrease of 6% or $480,000 in sales in U.S. commercial lighting accounts, with a majority of the decrease occurring in themed entertainment lighting in the second half of 2001, also particularly after the September 11 tragedy.

        International sales accounted for approximately 26% of net sales in 2002 as compared to 27% of net sales in 2001 and 28% in 2000. The relative decrease in international sales from 2001 to 2002 was due to slower growth in European sales than in the rest of the business. The relative decrease in international sales from 2000 to 2001 was a result of the larger decline in international pool lighting sales.

  Gross Profit

        Gross profit of $11,474,000 in 2002 remained essentially flat with gross profit of $11,447,000 achieved in 2001. However, gross profit margin decreased to 37.0% in 2002 compared to 39.4% in 2001 primarily due to higher freight in and freight out costs in 2002, up $632,000 or 2%, along with lower than normal gross margins on the new Jazz product, down $425,000 or 1.4%, partially offset by higher International margins, up 1%. The Company has taken measures intended to improve margins in future periods by redesigning products for cost reductions and by moving some high-volume products to offshore manufacturing where labor and component cost savings may be achieved. The Company expects gross profit to improve slightly in 2003.

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

  Operating Expenses

        Research and development expenses were $2,290,000 in 2002, a 17% decrease from research and development expenses in 2001 of $2,764,000. The decrease was largely due to the increase in expense credits in 2002 of $331,000 as compared to 2001 from a National Institute of Science and Technology ("NIST") award. Total NIST payments of $874,000 were credited against research and development expenses in 2002. The additional decrease in research and development expense in 2002 came as a result of lower personnel and project costs. Research and development expenses were 7.4% of sales in 2002 compared to 9.5% of sales in 2001. Research and development expenses were $2,764,000 in 2001, a 65% increase over $1,673,000 in research and development expenses in 2000. The increase was largely due to the inclusion in 2001 of development costs that were included in cost of sales in 2000 as production costs incurred as part of the ADLT development agreement of $976,000. These production costs, which were assigned to a development agreement with ADLT in 2000, were categorized as a research and development expense in 2001 and thereafter as a result of the development contract having been completed in 2000. Additional increases in research and development expenses in 2001 were largely a result of staffing up for the NIST project and increases in other project costs of $658,000 partially offset by a credit to research and development expense associated with NIST award funding of $543,000. Research and development expenses were 9.5% of sales in 2001 compared to 4.5% of sales in 2000. The Company expects research and development expenses to decrease in 2003.

        Sales and marketing expenses were $7,907,000 in 2002, a 5% decrease as compared to the $8,371,000 in sales and marketing expenses for 2001. The decrease in sales and marketing expenses was due to lower commissions expenses of $662,000 due to the mid-year discontinuance of the Waterpik agency agreement. These savings were partially offset by increases in personnel and travel expenses for Company sales representatives hired to replace the Waterpik agents. Sales and marketing expenses were 26% of sales in 2002, compared to 29% of sales in 2001. Sales and marketing expenses were $8,371,000 in 2001, a 7% decrease as compared to the $9,038,000 in sales and marketing expenses for 2000. The decrease in sales and marketing expenses was due to lower expenses from offices closed in Virginia and Texas of $427,000 combined with lower sales and marketing expense in pool lighting of $422,000, partially offset by increases in European and other sales and marketing expenses of $182,000. Sales and marketing expenses were 29% of sales in 2001, compared to 24% of sales in 2000. The Company expects sales and marketing expenses to be down slightly in 2003.

        General and administrative expenses were $2,709,000 in 2002, a 25% decrease as compared to $3,627,000 in 2001. The decrease in general and administrative expenses was largely due to a decrease of $444,000 in amortization of goodwill due to a change in accounting method. Previously goodwill was amortized over the life of the acquired assets, whereas in 2002 goodwill is no longer amortized but is subject to an annual impairment test according to Financial Accounting Standards Board ("FASB") 142. The balance of the decrease in general and administrative expense was due to lower personnel, legal and other general and administrative expenses of $474,000. General and administrative expenses were 9% of sales in 2002 as compared to 12% of sales in 2001 and 11% of sales in 2000. General and administrative expenses were $3,627,000 in 2001, a 10% decrease as compared to $4,023,000 in 2000. The decrease in general and administrative expenses was largely due to a charge of $800,000 having been taken in 2000 to increase the allowance for doubtful accounts, whereas there was no such expense in 2001. This decrease was partially offset in 2001 by increases in personnel, legal and other general and administrative expenses of $404,000. The Company expects general and administrative expenses to be relatively flat in 2003.

        Included in total operating expenses for 2000 was a write-off of in-process technology acquired for $938,000 as part of the Unison acquisition in the first quarter. There was no such write-off in total operating expenses in either 2002 or 2001. The $938,000 allocated to in-process technology acquired was for certain lamp and optics technology and certain fiber producing technology the development of which had not yet reached a stage where it was certain that marketable products would result. There is currently no alternative use for this technology as it was designed specifically for the lighting industry. In accordance with generally accepted accounting principles, the amount allocated to in-process technology acquired, which was determined by an independent valuation, was recorded as a charge to expense in the first quarter of 2000.

  Other Income and Expenses

        Interest expense, which consists of expense for bank interest, was $66,000 in 2002 as compared to $122,000 in 2001. The decrease in interest expense was a result of lower interest rates experienced in 2002 as compared to 2001. Net interest expense in 2001 increased compared to net interest income of $92,000 in 2000. The increase in interest expense was a result of higher borrowings experienced in the first half of 2001 as compared to the first half of 2000.

        Total interest and other income includes interest income and other non-operating income. This was $41,000 in 2002, virtually the same as in 2001 and up slightly from 2000 levels of $30,000. Income (loss) from the Company's joint venture is recognized under the equity method. This was $16,000 in 2002 compared to $15,000 in 2001 and $4,000 in 2000.

        The Company has certain long-term leases. Payments due under these leases are disclosed in Note 10 of the Consolidated Financial Statements and related Notes included elsewhere in this Report.

  Income Taxes

        The Company took a non-cash charge of $2,405,000 to record a valuation allowance against its deferred tax asset in the third fiscal quarter of 2002, in accordance with FASB 109. After an offset for tax benefits taken in 2002, the net tax provision including the charge was $2,078,000. The income tax benefit (provision) rate was (144)% in 2002 as compared to 37% in 2001 and 36% in 2000.

  Net Income

        Largely due to the decrease in expenses in 2002, the amount of loss before income taxes decreased by $1,940,000 compared to 2001. After including the net tax charge, the amount of net loss increased to $3,519,000 compared to a net loss of $2,128,000 in 2001. Because the decline of sales and gross profit was significantly greater than the decline in operating expenses, there was a net loss of $2,128,000 in 2001 as compared to the net loss of $454,000 in 2000, representing a 369% change.

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

Liquidity and Capital Resources

        As of December 31, 2002, cash and cash equivalents were $231,000 as compared to $584,000 as of December 31, 2001. There was a net utilization of cash in the amount of $1,872,000 from operating activities in 2002. This was a result of cash utilized to fund the loss of $3,519,000, offset by a change in deferred tax of $2,035,000 and depreciation and amortization of $1,086,000, along with cash utilized to fund increases in inventories of $1,239,000 and other cash uses of $235,000. In addition, cash for investing activities totaling $793,000 was used to fund acquisitions of fixed assets, $142,000 of which was used to acquire tooling for new products released in 2002 and scheduled to be introduced in 2003. Cash from financing activities amounted to $2,213,000 in 2002 and related primarily to proceeds from issuances of common stock of $972,000 from a private placement completed in the first fiscal quarter of 2002, along with bank borrowings of $522,000 and a bank overdraft of $691,000. Total cash utilization in 2002 was $353,000 as compared to the utilization of cash in 2001 of $646,000. Cash balances decline during the first quarter of each fiscal year, but then increase in the third quarter as a result of the seasonal variance in cash needs of the Company, primarily as a result of the seasonal purchasing and payment patterns in the pool industry.

        In December 2001, the Company agreed to a collateralized bank line of credit with Comerica Bank for working capital purposes for borrowings against accounts receivable and inventory up to $5,000,000. As of December 31, 2002, the Company had $416,000 in borrowings against this line of credit. The Company expects to increase its utilization of its bank line of credit in the first quarter of fiscal 2003. Certain covenants associated with the bank line of credit require the Company to maintain certain net worth, debt to equity and quick ratios on a monthly basis for its U.S. and consolidated operations. The agreement is cancellable upon 30 days notice by either party. As of December 31, 2002 the Company was in conformity with these net worth and financial ratios.

        The Company also has a $403,000 bank overdraft agreement with Lloyds Bank Plc through its UK subsidiary. There were no net borrowings against the overdraft agreement as of December 31, 2002. In addition, at year end the Company had a total borrowing of $484,000 against a credit facility which totals $616,000 held by its German subsidiary. This borrowing is largely held in order to finance the building of new offices owned by the Company in Berching, Germany. In addition, there is a revolving line of credit of $214,000 (in Euros) with Sparkasse Neumarkt Bank. As of December 31, 2002, there were $142,000 in borrowings against this facility.

        Future payments for borrowings by the Company's German subsidiary and minimum lease payments under operating leases as of December 31, 2002, were as follows (in thousands):

	Borrowings By German Subsidiary	Non- Cancelable Operating Leases
2003	$177	$855
2004	—	881
2005	—	917
2006	—	717
Thereafter	449	—

	$626	$4,241

        Additionally, the Company has issued warrants for the purchase of 100,000 shares of common stock on a contingency basis to the former shareholders of Lightly Expressed, Inc., a company which the Company acquired in 2000. Under the terms of these warrants, if the contingencies are met, the Company may be required to pay cash in lieu of shares of the Company's stock. The Company is not able to predict the amount of cash which might be paid out under this arrangement, if any.

        In a March 2002 private placement, the Company sold 328,633 shares of common stock, for net proceeds of $972,000 (net of fees and expenses). In addition, each purchaser was issued a warrant to purchase a number of shares of the Company's common stock equal to 20% of the number of shares of common stock purchased by such purchaser in the offering. The purchase price of the common stock was $3.00 per share, which was based on a 8.8% discount on the 10 day average price as of March 14, 2002. The purchase price of the common stock for insiders who participated in the offering was $3.35, which was the higher of (1) the price on the closing date or (2) the 10 day average price as of March 14, 2002, plus a $.03 premium because of the issuances of the warrants. The warrants have an initial exercise price of $4.30 per share, with a life of 5 years.

        The Company incurred a net loss of $3,519,000 for the year ended December 31, 2002 and has an accumulated deficit of $5,178,000. Management believes funds generated from operations in 2003 along with its available bank line (Note 9 of the Notes to Consolidated Financial Statements) will be sufficient to finance the Company's operations for the next twelve months. However, the Company is evaluating and may pursue additional equity or debt financing in order to address the Company's overall business objectives. There can be no assurance that such financing will be available at all, or available at a price that is acceptable to the Company. In addition, management plans to make certain expense reductions during the second quarter of 2003 in those parts of the Company's operations which will not affect the EFO product launch. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have an adverse impact on the Company's ability to achieve its intended business objectives.

Subsequent Event

        In February 2003, the Company was awarded an R&D contract with the United States Department of Defense. The Defense Advanced Research Projects Agency ("DARPA") contract calls for payments of $6,818,000 to the Company over three years based on achievement of various R&D milestones. Upon achievement of these milestones, $2,115,000, $2,599,000 and $2,104,000 will be paid to the Company during the calendar years ended December 31, 2003, 2004 and 2005, respectively. The milestones are for work to be performed in developing fiber optic illuminators and fixtures for installation on ships and planes. Funds for the first year have budget approval and funds for subsequent years will be released upon budget approval for those years.

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

        The Company recognizes shipments to pool lighting distributors as revenue upon shipment. Estimated sales returns are recorded upon recognition of revenues from distributors having rights of return, including exchange rights for unsold products. Historically, there have been minimal returns. Shipments made to commercial lighting representatives and distributors are also recognized as revenue upon shipment because in these instances the representative or distributor is acting as a pass-through agent to a specific lighting project for which the Company has an existing contract or purchase order.

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

  Allowances for Doubtful Accounts, Returns and Discounts

        The Company establishes allowances for doubtful accounts, returns and discounts for specifically identified doubtful accounts, returns and discounts based on credit profiles of our customers, current economic trends, contractual terms and conditions and historical payment, return and discount experience. For each year ended December 31, the allowance for doubtful accounts, returns and discounts was $1,034,000 for 2002, $1,334,000 for 2001 and $2,178,000 for 2000. The amount charged to revenue for returns and discounts was $956,000 in 2002, $1,487,000 in 2001 and $1,357,000 in 2000. The

amount charged to expenses for doubtful accounts was $78,000 in 2002, $274,000 in 2001 and $936,000 in 2000. In the event that actual returns, discounts and bad debts differ from these estimates or we adjust these estimates in future periods, our operating results and financial position could be materially affected.

  Valuation of Inventories

        The Company states inventories at the lower of standard cost (which approximates actual cost determined using the first-in-first-out method) or market. The Company establishes provisions for excess and obsolete inventories after evaluation of historical sales, current economic trends, forecasted sales, product lifecycles and current inventory levels. During 2002, $201,000 was charged to cost of sales for excess and obsolete inventories. Adjustments to our estimates, such as forecasted sales and expected product lifecycles, could harm our operating results and financial position could be materially affected.

  Accounting for Income Taxes

        As part of the process of preparing our consolidated financial statements, we are required to estimate our income tax liability in each of the jurisdictions in which we do business. This process involves estimating our actual current tax expense together with assessing temporary differences resulting form differing treatment of items, such as deferred revenues, for tax and accounting purposes. These differences result in deferred tax assets and assets and liabilities, which are included in our consolidated balance sheet. We must then assess the likelihood that these deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not more likely than not or is unknown, we must establish a valuation allowance.

        Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. At December 31, 2002, we have recorded a full valuation allowance of $2.4 million against our deferred tax assets, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward. The valuation allowance is based on our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable.

Recent Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS"), No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 141, all business combinations initiated after June 30, 2001 must be accounted for using the purchase method. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles and the testing for impairment of existing goodwill and other intangibles. The Company adopted SFAS No. 142 effective January 1, 2002 (see Note 6 of the Notes to Consolidated Financial Statements).

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board, or APB, Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. The provisions of SFAS No. 144 were adopted by the Company as of January 1, 2002.

        In November 2001, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." EITF No. 01-09 requires recording certain consideration paid to distributors of the Company's products as a reduction of revenue. The provisions of EITF No. 01-09 were adopted by the Company beginning January 1, 2002. The Company has incurred no change as a result of adopting EITF No. 01-09.

        In June 2002, FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities". SFAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. We are required to adopt the provisions of SFAS 146 effective for exit or disposal activities initiated after December 31, 2002. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS No. 146. The adoption of SFAS 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred. Management does not expect the adoption of SFAS 146 to have a material impact on the Company's financial position or results of operations.

        In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Management does not expect the adoption of FIN 45 to have a material impact on the Company's financial position or results of operations. The Company has adopted the disclosure provisions of FIN 45 relating to product warranty effective for the year ended December 31, 2002 (see Note 2 of the Notes to Consolidated Financial Statements).

        In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Management does not expect the adoption of EITF Issue No. 00-21 to have a material impact on the Company's financial position or results of operations.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure" ("SFAS 148"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods ending after December 15, 2002. The Company has adopted the disclosure requirements of SFAS 148 as of December 31, 2002 (see Note 2 of the Notes to Consolidated Financial Statements).

        In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. Management is still assessing the impact of FIN 46 on the Company's financial position and results of operations.

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

        Sales of our pool and spa lighting products, which currently are available only with newly constructed pools and spas, depend substantially upon the level of new construction of pools. Sales of commercial lighting products also depend significantly upon the level of new building construction and renovation. Construction levels are affected by housing market trends, interest rates and the weather. Because of the seasonality of construction, our sales of swimming pool and commercial lighting products, and thus our overall revenues and income, have tended to be significantly lower in the first quarter of each year. Various economic and other trends may alter these seasonal trends from year to year, and we cannot predict the extent to which these seasonal trends will continue. Additionally, some business segments, such as themed entertainment, remain weak as a result of reduced air travel following the September 11 tragedy and the uncertainty in world affairs. Themed entertainment is a key source of revenues for the Company's commercial lighting segment and continued softness in this industry will potentially have a material negative effect on the Company's future commercial lighting sales.

If we are not able to successfully develop, manufacture, market and sell our new products, our operating results will decline.

        We introduced additional new products in 2002 and expect to introduce further new products in 2003 in the Pool and Spa Lighting and Commercial Lighting markets. We could have difficulties manufacturing these new products as a result of our inexperience with them. Also, it is difficult to predict whether the market will accept these new products. If any of these new products fails to meet expectations, our operating results will be adversely affected.

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

        We currently hold 33 patents. There can be no assurance, however, that our issued patents are valid or that any patents applied for will be issued. We have a policy of seeking to protect our intellectual property through, among other things, the prosecution of patents with respect to certain of our technologies. There are many issued patents and pending patent applications in the field of fiber optic technology, and certain of our competitors hold and have applied for patents related to fiber optic lighting. Although, to date, we have not been involved in litigation challenging our intellectual property rights or asserting intellectual property rights of others, we have in the past received communications from third parties asserting rights in our patents or that our technology infringes intellectual property rights held by such third parties. Based on information currently available to us, we do not believe that any such claims involving our technology or patents are meritorious. However, we may be required to engage in litigation to protect our patent rights or to defend against the claims of others. In the event of litigation to determine the validity of any third party claims or claims by us against such third party, such litigation, whether or not determined in our favor, could result in significant expense and divert the efforts of our technical and management personnel, regardless of the outcome of such litigation.

We rely on distributors for a significant portion of our sales and terms and conditions of sales are subject to change with very little notice.

        Most of the Company's products are sold through distributors and the Company does not have long-term contracts with its distributors. Some of these distributors are quite large, particularly in the pool products market, such as South Central Pools ("SCP"). These distributors in some cases sell the products of competitors as well. If these distributors, particularly SCP, significantly change their terms with the Company or change their historical pattern of ordering products from the Company, there could be a significant impact on the Company's revenues and profits.

We depend on key employees in a competitive market for skilled personnel, and the loss of the services of any of our key employees could materially affect our business.

        The Company's future success will depend to a large extent on the continued contributions of certain employees, many of whom would be difficult to replace. The future success of the Company also will depend on its ability to attract and retain qualified technical, sales, marketing and management personnel, for whom there is competition. The loss of or failure to attract and retain any such persons could delay product development cycles, disrupt the Company's operations or otherwise harm the Company's business or results of operations.

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

We depend on ADLT for a number of components for our products. ADLT has recently filed for Chapter 11 bankruptcy, which could result in an interruption of supply for these components.

        ADLT supplies the Company with certain lamps, power supplies, reflectors and coatings. The Company has identified alternative suppliers for these components, but there could be an interruption of supply if a transition to a new supplier were required.

Current global conflicts, including military action in Iraq, could adversely affect the Company's customers or suppliers. This could result in a business slow down or an interruption of supply.

        Beginning in March 2003, the United States and its allies have undertaken military conflict with Iraq. Severe or protracted military conflict could negatively affect the Company's revenues and its sources of supply. This could have a significant negative impact on the Company's financial results in future periods depending on the length of the conflict and severity of the conflict.

We depend on sufficient cash liquidity from all sources of cash available to the Company to finance on-going operations and growth.

        While the Company has historically been able to fund cash needs from operations, from bank lines of credit or from capital markets, due to competitive, economic or other factors there can be no assurance that the Company will continue to be able to do so. Adverse business conditions due to a continued weak economic environment or a weak market for the Company's products could lead to continued negative cash flow from operations and may require the Company to raise additional financing, including equity financing. The Company may be required to raise additional capital, at times and in amounts, which are uncertain, especially under the current capital market conditions. Under these circumstances, if the Company is unable to acquire additional capital or is required to raise it on terms that are less satisfactory than desired, it may have a material adverse effect on the Company's financial condition, which could require the Company to curtail its operations significantly, sell significant assets, seek arrangements with strategic partners or other parties that may require it to relinquish significant rights to products, technologies or markets, or explore other strategic alternatives including a merger or sale of the Company.

Other factors

        Our business is subject to additional risks that could materially and adversely affect our future business, including:

  •
  manufacturing risks, including the risks of shortages in materials or components necessary to our manufacturing and assembly operations, the risks of increases in the prices of raw materials and components and the risks of being unable to achieve certain gross profit margin improvements.

  •
  risks in changes in competitor prices to which the Company would need to respond;

  •
  sales and distribution risks, such as risks of changes in product mix or distribution channels that result in lower margins;

  •
  risks of the loss of a significant distributor or sales representative;

  •
  risks of the loss of or substantial decrease in orders by a significant customer or swimming pool builder;

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

Item 7A. Qualitative or Quantitative Disclosures About Market Risk

        At December 31, 2002, the Company had $231,000 in cash held in foreign currencies as translated at period end foreign currency exchange rates. The balances for cash held overseas in foreign currencies is subject to exchange rate risk. The Company has a policy of maintaining cash balances in local currencies unless an amount of cash is occasionally transferred in order to repay intercompany debts.

        The Company has certain bank borrowings in foreign currencies. The Company had a total borrowing of $484,000 against a credit facility which totals $616,000 (in Euros) held by its German subsidiary. This borrowing is largely held in order to finance the building of new offices owned by the Company in Berching, Germany. Of the amounts due under this borrowing, $35,000 is due in 2003 and $439,000 is due in 2008. In addition, there is a revolving line of credit of $214,000 (in Euros) with Sparkasse Neumarkt Bank. As of December 31, 2002, there was $142,000 in borrowings against this facility.

Item 8. Consolidated Financial Statements and Supplementary Data

        The Company's Consolidated Financial Statements and related notes thereto required by this item are listed and set forth in this report in Item 15 (a). The accompanying notes are an integral part of these consolidated financial statements.

Supplementary Financial Information

        The following table sets forth selected unaudited financial information for the Company for the eight quarters in the period ended December 31, 2002. This information has been prepared on the same basis as the audited financial statements and, in the opinion of management, contains all adjustments necessary for a fair presentation thereof.

QUARTERLY FINANCIAL DATA
(IN THOUSANDS, EXCEPT PER SHARE DATA)

2002 QUARTERS ENDED	DEC. 31	SEP. 30	JUN. 30	MAR. 31
Net sales	$7,447	$7,155	$8,768	$7,590
Gross profit	2,638	2,567	3,383	2,886
As a percent of net sales	35.4%	35.9%	38.6%	38.0%
Net income (loss)	(478)	(2,974) *	3	(70)
As a percent of net sales	(6.4)%	(41.6)%	—%	(0.9)%
Net income (loss) per share:
Basic	$(0.09)	$(0.58)	$—	$(0.01)
Diluted	$(0.09)	$(0.58)	$—	$(0.01)
2001 QUARTERS ENDED	DEC. 31	SEP. 30	JUN. 30	MAR. 31
Net sales	$6,989	$6,717	$8,471	$6,876
Gross profit	2,874	2,531	3,433	2,609
As a percent of net sales	41.1%	37.7%	40.5%	37.9%
Net income (loss)	(518)	(615)	(278)	(717)
As a percent of net sales	(7.4)%	(9.2)%	(3.3)%	(10.5)%
Net income (loss) per share:
Basic	$(0.11)	$(0.13)	$(0.06)	$(0.15)
Diluted	$(0.11)	$(0.13)	$(0.06)	$(0.15)

*
Note:  Included in these results is a $2,405,000 charge for a valuation allowance for deferred taxes taken in the quarter ended September 30, 2002.

        In accordance with SFAS 142 the Company ceased amortizing goodwill as of December 31, 2001. Refer to Note 6 of the Notes to Consolidated Financial Statements.

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

        Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

        The information required by this Item regarding directors and nominees is incorporated herein by reference to the information under the caption "PROPOSAL NO. 1: ELECTION OF DIRECTORS" in the Company's definitive Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Company's 2003 Annual Meeting of Shareholders to be held on May 21, 2003 (the "Proxy Statement").

        Item 405 of Regulation S-K calls for disclosure of any known late filings or failure by an insider to file a report required by Section 16 of the Securities Exchange Act of 1934, as amended. This disclosure is contained in the section entitled "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in the Proxy Statement and is incorporated herein by reference.

Executive Officers

        The executive officers of the Company who are not directors, and their ages as of December 31, 2002, are as follows:

Name	Age	Position
John Davenport	58	Chief Operating Officer, Chief Technology Officer
Roger Buelow	30	Vice President, Engineering
Robert A. Connors	54	Vice President, Finance, Chief Financial Officer
Barry R. Greenwald	56	Senior Vice President and General Manager, Pool Division
J. Steven Keplinger	43	Senior Vice President, Operations and Retail

        Mr. Davenport joined the Company in November 1999 as Vice President, Chief Technology Officer and was appointed Chief Operating Officer in July 2002. Prior to joining the Company, Mr. Davenport served as President of Unison from 1998 to 1999. Mr. Davenport began his career at GE Lighting in 1972 as a research physicist and thereafter served 26 years in various capacities including GE Lighting's research and development Manager and as development manager for high performance LED projects. He is a recognized global expert in light sources, lighting systems and lighting applications, with special emphasis in low wattage discharge lamps, electronic ballast technology and distributed lighting systems using fiber optics.

        Mr. Buelow was appointed Vice President, Engineering for the Company in February 2003. Prior to joining Fiberstars in 1999, he served as Director of Engineering for Unison from 1998 to 1999. Prior to that he served 4 years as an engineer at General Electric in the Lighting division working on several fiber optic lighting projects. Mr. Buelow holds BS and MS degrees in Applied Mathematics and Systems Engineering from Case Western Reserve University, Cleveland, Ohio and is a Certified Quality Engineer with five utility patents.

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

Equity Compensation Plan Information

        The information regarding equity compensation plans required by Item 12 can be found in Item 5.

Item 13. Certain Relationships and Related Transactions

        The information regarding certain relationships and related transactions required by Item 13 is incorporated herein by reference to the information in the Proxy Statement under the caption "CERTAIN TRANSACTIONS."

Item 14. Controls and Procedures

  (a) Evaluation of Disclosure Controls and Procedures

        Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedure pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in reports that the Company files or submits under the Exchange Act.

  (b) Change in Internal Controls

        There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15. Exhibits, Financial Statement Schedule and Reports on Form 8-K

  (a)
  (1) Financial Statements

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Fiberstars, Inc.
Fremont, California

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows present fairly, in all material respects, the financial position of Fiberstars, Inc. and its subsidiaries (the Company) at December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 6 to the consolidated financial statements, effective January 1, 2002, the Company ceased amortization of its goodwill on adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

PricewaterhouseCoopers LLP
February 14, 2003, except for Note 16, for
which the date is March 17, 2003

FIBERSTARS, INC.

CONSOLIDATED BALANCE SHEETS, December 31, 2002 and 2001

(amounts in thousands except share amounts)

	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$231	$584
Accounts receivable, net of allowances for doubtful accounts of $435 in 2002 and $415 in 2001	5,208	4,802
Notes and other receivables	239	209
Inventories	6,808	5,423
Prepaids and other current assets	343	623
Deferred income taxes	—	1,441

Total current assets	12,829	13,082
Fixed assets, net	2,581	2,600
Goodwill, net	4,032	4,537
Intangibles, net	462	—
Other assets	197	279
Deferred income taxes	—	936

Total assets	$20,101	$21,434

LIABILITIES
Current liabilities:
Accounts payable	$2,011	$2,395
Accruals and other current liabilities	2,117	2,088
Bank overdraft	691	—
Short-term bank borrowings	593	101

Total current liabilities	5,412	4,584
Long-term bank borrowings	449	419

Total liabilities	5,861	5,003
Commitments and contingencies (Note 10).
SHAREHOLDERS' EQUITY
Preferred stock, par value $0.0001 per share:
Authorized: 2,000,000 shares in 2002 and 2001
Issued and outstanding: no shares in 2002 and 2001
Common stock, par value $0.0001 per share:
Authorized: 30,000,000 shares in 2002 and 2001
Issued and outstanding: 4,667,321 shares in 2002 and 4,328,514 shares in 2001	1	1
Additional paid-in capital	19,611	18,563
Notes receivable from shareholder	(75)	(75)
Accumulated other comprehensive loss	(119)	(399)
Accumulated deficit	(5,178)	(1,659)

Total shareholders' equity	14,240	16,431

Total liabilities and shareholders' equity	$20,101	$21,434

The accompanying notes are an integral part of these financial statements

FIBERSTARS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2002, 2001 and 2000

(amounts in thousands except per share amounts)

	2002	2001	2000
Net sales	$30,960	$29,053	$36,921
Cost of sales	19,486	17,606	21,902

Gross profit	11,474	11,447	15,019

Operating expenses:
Research and development	2,290	2,764	1,673
Sales and marketing	7,907	8,371	9,038
General and administrative	2,709	3,627	4,023
Write-off of in-process technology acquired	—	—	938

Total operating expenses	12,906	14,762	15,672

Loss from operations	(1,432)	(3,315)	(653)
Other income (expense):
Equity in joint venture's income	16	15	4
Interest and other income	41	41	30
Interest expense	(66)	(122)	(92)

Loss before income taxes	(1,441)	(3,381)	(711)
Benefit from (provision for) income taxes	(2,078)	1,253	257

Net loss	$(3,519)	$(2,128)	$(454)

Net loss per share—basic and diluted	$(0.70)	$(0.45)	$(0.10)

Shares used in per share calculation—basic and diluted	5,028	4,756	4,572

The accompanying notes are an integral part of these financial statements

FIBERSTARS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the years ended December 31, 2002, 2001 and 2000

(amounts in thousands)

	2002	2001	2000
Net loss	$(3,519)	$(2,128)	$(454)
Other comprehensive loss:
Foreign currency translation adjustments	444	(192)	(196)
Income tax benefit (provision)	(164)	71	71

Comprehensive loss	$(3,239)	$(2,249)	$(579)

The accompanying notes are an integral part of these financial statements

FIBERSTARS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

For the years ended December 31, 2002, 2001 and 2000

(amounts in thousands)

	Common Stock			Notes Receivable From Shareholder	Accumulated Other Comprehensive Loss	(Accumulated Deficit) Retained Earnings
			Additional Paid-In Capital
	Shares	Amount					Total
Balances, December 31, 1999	4,004	$—	$13,973	$(75)	$(153)	$923	$14,668
Exercise of common stock options	180	1	777				778
Tax benefit from exercise of stock options			174				174
Issuance of common stock under employee stock purchase plan	4		22				22
Issuance of common stock for acquisitions	100		775				775
Warrants issued during the year			2,722				2,722
Foreign exchange rate translation adjustment					(125)		(125)
Net loss						(454)	(454)

Balances, December 31, 2000	4,288	1	18,443	(75)	(278)	469	18,560
Exercise of common stock options	28		81				81
Issuance of common stock under employee stock purchase plan	12		39				39
Foreign exchange rate translation adjustment					(121)		(121)
Net loss						(2,128)	(2,128)

Balances, December 31, 2001	4,328	1	18,563	(75)	(399)	(1,659)	16,431
Issuance of common stock—private placement	329		972				972
Non-employee stock based compensation			48				48
Issuance of common stock under employee stock purchase plan	10		28				28
Foreign exchange rate translation adjustment					280		280
Net loss						(3,519)	(3,519)

Balances, December 31, 2002	4,667	$1	$19,611	$(75)	$(119)	$(5,178)	$14,240

The accompanying notes are an integral part of these financial statements

FIBERSTARS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2002, 2001 and 2000

(amounts in thousands)

	2002	2001	2000
Cash flows from operating activities:
Net loss	$(3,519)	$(2,128)	$(454)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,086	1,426	1,513
Write-off of in-process technology acquired	—	—	938
Provision for doubtful accounts receivable	78	274	936
Non-employee stock based compensation	48	—	—
Deferred income taxes	2,035	(808)	(750)
Equity in joint venture	(16)	(15)	(4)
Changes in assets and liabilities:
Accounts receivable, trade	314	2,210	(1,785)
Inventories	(1,239)	218	(1,369)
Prepaid and other current assets	334	(213)	63
Other assets	151	(173)	(222)
Accounts payable	(344)	(1,101)	926
Accruals and other current liabilities	(171)	89	(437)

Total adjustments	1,647	1,907	(191)

Net cash used in operating activities	(1,872)	(221)	(645)

Cash flows from investing activities:
Repayment of loans made under notes receivable	—	—	79
Acquisition of fixed assets	(793)	(530)	(935)

Net cash used in investing activities	(793)	(530)	(856)

Cash flows from financing activities:
Proceeds from issuances of common stock	1,000	119	974
Proceeds from (repayments of) long-term bank borrowings	30	(38)	(101)
Proceeds from short-term bank borrowings	492	93	1,500
Repayment of short-term bank borrowings	—	—	(1,500)
Bank overdraft	691	—

Net cash provided by financing activities	2,213	174	873

Effect of exchange rate changes on cash	99	(69)	(46)

Net decrease in cash and cash equivalents	(353)	(646)	(674)
Cash and cash equivalents, beginning of year	584	1,230	1,904

Cash and cash equivalents, end of year	$231	$584	$1,230

Supplemental information:
Interest paid	$42	$122	$93
Fully depreciated assets disposed of	$1,544	$—	$—
Income taxes paid (received)	$(636)	$276	$577

The Company purchased certain businesses during 2000. In conjunction with the acquisitions, assets and liabilities were assumed as follows:

Fair value of assets acquired	$3,497
Capital stock and warrants issued	(3,497)

Liabilities assumed	$0

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

  Basis of Presentation:

        The consolidated financial statements include the accounts of Fiberstars, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

        The Company incurred a net loss of $3,519,000 for the year ended December 31, 2002 and has an accumulated deficit of $5,178,000. Management believes funds generated from operations in 2003 along with its available bank line (Note 9 of the Notes to Consolidated Financial Statements) will be sufficient to finance the Company's operations for the next twelve months. However, the Company is evaluating and may pursue additional equity or debt financing in order to address the Company's overall business objectives. There can be no assurance that such financing will be available, or if available at a price that is acceptable to the Company. In addition, management plans to make certain expense reductions during the second quarter of 2003 in those parts of the Company's operations which will not affect the EFO product launch. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have an adverse impact on the Company's ability to achieve its intended business objectives.

        Certain prior period amounts have been reclassified to conform to the current year's presentation.

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

        The Company recognizes shipments to pool lighting distributors as revenue upon shipment. Estimated sales returns are recorded upon recognition of revenues from distributors having rights of return, including exchange rights for unsold products. Shipments made to commercial lighting representatives and distributors are also recognized as revenue upon shipment because in these instances the representative or distributor is acting as a pass-through agent to a specific lighting project for which the Company has an existing contract or purchase order.

  Inventories:

        The Company states inventories at the lower of standard cost (which approximates actual cost determined using the first-in-first-out method) or market. The Company establishes provisions for excess and obsolete inventories after evaluation of historical sales, current economic trends, forecasted sales, product lifecycles and current inventory levels. Charges to cost of sales for excess and obsolete inventories amounted to $201,000, $155,000 and $377,000 in 2002, 2001 and 2000, respectively.

  Income Taxes:

        As part of the process of preparing our consolidated financial statements, we are required to estimate our income tax liability in each of the jurisdictions in which we do business. This process involves estimating our income tax liability in each of the jurisdictions in which we do business. This process involves estimating our actual current tax expense together with assessing temporary differences resulting form differing treatment of items, such as deferred revenues, for tax and accounting purposes. These differences result in deferred tax assets and assets and liabilities, which are included in our consolidated balance sheet. We must then assess the likelihood that these deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not more likely than not or unknown, we must establish a valuation allowance.

        Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. At December 31, 2002, we have recorded a full valuation allowance of $2,405,000 against our deferred tax assets, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward. The valuation allowance is based on our estimate of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable.

  Long-lived Assets:

        Tangible assets represent purchased intangible assets and the excess of acquisition cost over the fair value of tangible and identified intangible net assets the businesses acquired or goodwill. Fixed assets are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets (two to five years). Leasehold improvements are amortized on a straight-line basis over their estimated useful lives or the lease term, whichever is shorter, generally 3 to 7 years. Intangible assets from acquisitions are amortized on a straight-line basis over the estimated life of the assets acquired, but in no case for a period longer than 10 years. When events or changes in circumstances indicate that assets may be impaired, an evaluation is performed comparing the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount to determine if a write-down to market value or discounted cash flow is required.

  Certain Risks and Concentrations:

        The Company invests its excess cash in deposits and high-grade short-term securities with two major banks.

        The Company sells its products primarily to commercial lighting distributors and residential pool distributors and pool installation contractors in North America, Europe and the Far East. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Although the Company maintains allowances for potential credit losses that it believes to be adequate, a payment default on a significant sale could materially and adversely affect its operating results and financial condition. At December 31, 2002, one customer accounted for 13% of accounts receivable and at December 31, 2001, the same customer accounted for 10% of accounts receivable. The customer also accounted for 9%, 8% and 9% of net sales in 2002, 2001 and 2000, respectively.

        The Company currently buys all of its small diameter stranded fiber, the main component of most of its products, from one supplier. There are a limited number of fiber suppliers, and even if an alternative supplier were obtained, a change in suppliers could cause delays in manufacturing and a possible loss of sales which would adversely affect operating results.

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

  Research and Development:

        Research and development costs are charged to operations as incurred. In 2001 the Company received a federal grant under National Institute of Standards and Technology ("NIST") for up to $2,000,000 over three years for research and development of solid core fiber for lighting purposes. This award provided the Company with $520,000 in funding for the eleven month period beginning

November 2000 and ended September 2001 and $914,000 for the one-year period ended September 2002, and the Company has received approval to spend an additional $566,000 for the one-year period ending September 2003. The Company records the amount of NIST funding for each period as a credit to research and development expense. During the Company's fiscal years ended December 31, 2002, 2001 and 2000, a total of $874,000, $543,000 and $76,000 were recorded respectively, as a credit to research and development expenses under the NIST grant. The accounting for the NIST contract is subject to independent audit for each year of the award ending October 31.

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

        A reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2002	2001	2000
Numerator—Basic and Diluted EPS
Net loss	$(3,519)	$(2,128)	$(454)
Denominator—Basic and Diluted EPS
Weighted average shares outstanding	5,028	4,765	4,572

Basic and diluted loss per share	$(0.70)	$(0.45)	$(0.10)

        The shares outstanding used for calculating basic and diluted EPS includes 445,000 shares of common stock issuable for no cash consideration upon exercise of certain exchange provisions of warrants held by ADLT (see Note 5).

        Options and warrants to purchase 1,598,076 shares, 1,529,678 shares and 1,667,861 shares of common stock were outstanding at December 31, 2002, 2001 and 2000, respectively, but were not included in the calculations of diluted EPS because their exercise prices were greater than the average fair market price of the common shares.

  Stock-Based Compensation:

        As of December 31, 2002, the Company has four stock-based employee compensation plans, which are described more fully in Note 11. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

(in thousands, except per share amounts):

	Years Ended December 31,
	2002	2001	2000
Net Loss—as reported	$(3,519)	$(2128)	$(454)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(699)	(488)	(530)

Net Loss—Pro forma	$(4,218)	$(2,616)	$(984)

Basic and Diluted Loss Per Share—As reported	$(0.70)	$(0.45)	$(0.10)

Basic and Diluted Loss Per Share—Pro forma	$(0.84)	$(0.55)	$(0.22)

        The fair value of each option grant and stock purchase plan grant combined is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2002, 2001 and 2000:

	2002	2001	2000
Fair value of options issued	$2.53	$1.89	$3.79
Exercise price	$4.46	3.69	$6.20
Expected life of option	3.90 years	3.65 years	3.95 years
Risk-free interest rate	4.19%	4.61%	6.23%
Expected volatility	72%	67%	78%

  Foreign Currency Translation:

        The Company's international subsidiaries use their local currencies as their functional currencies. For those subsidiaries, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the year. Resulting translation adjustments are recorded directly to a separate component of shareholders' equity. Foreign currency transaction gains and losses are included as a component of interest income and other. Gains and losses from foreign currency translation are included as a separate component of comprehensive income.

  Advertising Expenses:

        The Company expenses the costs of advertising as incurred. Advertising expenses were $203,000, $13,000 and $97,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

  Product warranties:

        The Company warrants finished goods against defects in material and workmanship under normal use and service for periods of one to three years for illuminators and fiber. A liability for the estimated future costs under product warranties is maintained based on estimated future warranty expense for products outstanding under warranty:

Year ended December 31, 2002
(in thousands)
Balance at the beginning of the year	$220,000
Accruals for warranties issued during the year	619,000
Accruals related to pre-existing warranties (including changes in estimates)	—
Settlements made during the year (in cash or in kind)	(579,000)

Balance at the end of the year	$260,000

  Recent Pronouncements:

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS"), No.141, "Business Combinations" and SFAS No.142, "Goodwill and Other Intangible Assets". Under SFAS No.141, all business combinations initiated after June 30, 2001 must be accounted for using the purchase method. SFAS No.142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles and the testing for impairment of existing goodwill and other intangibles. The Company adopted SFAS No.142 effective January 1, 2002, see Note 6 of the Notes to Consolidated Financial Statements.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board, or APB, Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. The provisions of SFAS No. 144 were adopted by the Company as of January 1, 2002.

        In November 2001, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." EITF No. 01-09 requires recording certain consideration paid to distributors of the Company's products as a reduction of revenue. The provisions of EITF No. 01-09 were adopted by the Company beginning January 1, 2002. The Company has incurred no change as a result of adopting EITF No. 01-09.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities". SFAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. We are required to adopt the provisions of SFAS 146 effective for exit or disposal activities initiated after December 31, 2002. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS No. 146. The adoption of SFAS 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred. Management does not expect the adoption of SFAS 146 to have a material impact on the Company's financial position or results of operations.

        In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Management does not expect the adoption of FIN 45 to have a material impact on the Company's financial position or results of operations. The Company has adopted the disclosure provisions of FIN 45 relating to product warranty for the year ended December 31, 2002.

        In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Management does not expect the adoption of EITF Issue No. 00-21 to have a material impact on the Company's financial position or results of operations.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure" ("SFAS 148"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods ending after December 15, 2002. The Company has adopted the disclosure requirements of SFAS 148 as of December 31, 2002.

        In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after

January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. Management is still assessing the impact of FIN 46 on the Company's financial position and results of operations.

3. Inventories (in thousands):

	December 31,
	2002	2001
Raw materials	$5,306	$3,788
Finished goods	1,502	1,635

	$6,808	$5,423

4. Fixed Assets (in thousands):

	December 31,
	2002	2001
Equipment (useful life 5 years)	$3,259	$3,666
Tooling (useful life 2 - 5 years)	1,515	1,791
Furniture and fixtures (useful life 5 years)	199	358
Computer software (useful life 3 years)	226	521
Leasehold improvements (the shorter of useful life or lease life)	1,423	889

	6,622	7,225
Less accumulated depreciation and amortization	(4,040)	(4,625)

	$2,581	$2,600

        In the first fiscal quarter of 2002, the Company removed fixed assets no longer in service from its balance sheet. This resulted in a decrease in gross fixed asset value of $1,544,000 and a corresponding decrease in accumulated depreciation of $1,544,000.

5. Acquisitions:

        On February 1, 2000, the Company completed the acquisition of selected assets of Unison Fiber Optic Systems, LLC ("Unison"), a joint venture between Advanced Lighting Technologies, Inc. ("ADLT") and Rohm & Haas Company. ADLT is a 24% shareholder of Fiberstars, Inc. common stock. The Company acquired key personnel, technology and fixed assets totaling $625,000 and, subject to achievement of development milestones, up to $2 million in development funds from Unison. In exchange for this, the Company issued warrants to ADLT for the purchase of up to 1 million shares of the Company's common stock at $0.01 per share. These warrants may not be exercised until the price of the Company's stock reaches certain trading levels on the Nasdaq National Market, as follows: 250,000 will be exercisable when the Company's stock price reaches $6.00; 250,000 when the price reaches $8.00; 250,000 when the price reaches $10.00; and 250,000 when the price reaches $12.00. These prices must be maintained as an average over at least 30 days. In addition, certain sales milestones must be reached on products of Unison technology before the warrants can be exercised. At ADLT's option, the warrants may be exchanged by ADLT, regardless of their exercisability, for up to 445,000 newly issued Fiberstars shares. These newly issuable shares were included in the calculation of basic and diluted earnings per share for each of the years ended December 31, 2002, 2001 and 2000. Additionally, the Company agreed to pay royalties on certain products over a 10 year period at rates ranging from 3% to 1%. Also, as part of the acquisition agreement for Unison, the Company agreed to provide $2,000,000 in development services to ADLT. The fees earned under this contract were recognized as revenue in 1999 and 2000, with associated development costs included in cost of sales. The Company valued the acquisition based on the value of the warrants. The acquisition was valued at $2,550,000 of which $977,000 was identified as intangible assets, $10,000 for goodwill, $625,000 for fixed assets acquired and $938,000 for in-process technology, which was written-off. The $938,000 allocated to in-process technology acquired was for certain lamp and optics technology and certain fiber producing technology the development of which had not yet reached a stage where it was certain that marketable products would result. There is currently no alternative use for this technology as it was designed specifically for the lighting industry. In accordance with generally accepted accounting principles, the amount allocated to in-process technology acquired, which was determined by an independent valuation, was recorded as a charge to expense in the first quarter of 2000.

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

        At the time of the acquisition, the Company determined that a minimum of 50% of the warrants would be exercisable and accordingly, recorded $172,410 on acquisition. The Company will record additional goodwill for any warrants that become exercisable based on the difference between the fair value on the date the contingency is met and the amount previously recorded. No warrants became exercisable in 2001 or 2002.

        The following table presents the unaudited pro forma results for the years ended December 31, 2000, assuming the Company had acquired Unison and Lightly Expressed at the beginning of 2000. Net loss and diluted loss per share amounts have been adjusted to include goodwill amortization of $197,000 for 2000. This information may not necessarily be indicative of the future combined results of the Company.

Year Ended December 31, 2000
(in thousands, except per share amounts)
Revenues	$37,121
Net loss	(551)
Diluted loss per share	(0.12)
Basic loss per share	(0.12)

6. Goodwill and Intangibles—Adoption of SFAS 142

        The Company adopted the provisions of Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," effective January 1, 2002. The following table summarizes the impact of adopting SFAS 142 on the net loss and net loss per share for all periods reported in the accompanying Condensed Consolidated Financial Statements (in thousands, except per share amounts):

	2002	2001	2000
Reported net loss	$(3,519)	$(2,128)	$(454)
Add back: goodwill amortization	—	220	243

Adjusted net loss	$(3,519)	$(1,908)	$(211)

Basic and diluted loss per share:
Reported net loss per share	$(0.70)	$(0.45)	$(0.10)
Goodwill amortization per share	—	0.05	0.05

Adjusted net loss per share	$(0.70)	$(0.40)	$(0.05)

        As part of adopting SFAS 142 the Company reclassified certain intangibles from goodwill to intangibles. These amounts were based on an analysis of the asset value of the Unison acquisition performed at the time of the Unison acquisition in January 2000. The after-tax add-back of goodwill amortization for 2001 includes a gross amount of additional goodwill amortization of $280,000, calculated at historical rates and partially offset by $60,000, due to a change in the life of certain Unison intangibles from 10 years to 5 years effective January 2002.

        In accordance with the provisions of SFAS 142 the Company performed the transitional goodwill impairment test prior to the end of the second quarter of 2002 and the first annual impairment test in the fourth quarter of 2002. The tests showed no impairment of the Company's goodwill asset. In accordance with SFAS 142, goodwill is subject to an annual impairment test.

        The changes in the carrying amounts of goodwill and intangibles for the year ended December 31, 2002 were as follows (in thousands):

	Goodwill			Intangibles
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Balance as of January 1, 2002	$6,261	$(1,724)	$4,537	$—	$—	$—
Reclassification	(770)	152	(618)	770	(152)	618
Amortization expense	—	—	—	—	(156)	(156)
Exchange rate			113

Balance as of December 31, 2002	$5,491	$(1,572)	$4,032	$770	$(308)	$462

        Intangibles at December 31, 2002 include developed and core technology and patents with a gross carrying amount of $399,000 and $371,000, respectively, and accumulated amortization of $160,000 and $148,000, respectively.

        The estimated annual amortization expense for intangibles is $157,000 for each of fiscal 2003 and 2004 and $50,000 for each of fiscal 2005, 2006 and 2007.

7. Purchased In-process Research and Development:

        In February 2000, the Company purchased certain assets of Unison and accounted for the acquisition as a purchase (see Note 5). In the first quarter of fiscal 2000, a total of $938,000 was expensed as a write-off of in-process technology acquired. The total value of the acquisition was approximately $2,550,000.

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

        To date, actual results have been materially consistent with the Company's assumptions at the time of the acquisition. The assumptions primarily consist of a projected completion date for the products to be derived from the in-process technology acquired, the estimated cost required to bring them to completion and the pre-tax profit projected to be derived from these products. The initial illuminators using the CPC technology shipped in the fourth quarter of 2001. While this was later than planned, at the time of the acquisition the profit projected to be achieved from these products was not forecast to be material in fiscal 2000 or 2001. Initial products based on extruded solid core fiber are still under development and are not expected to begin shipping until the end of 2003, as projected in the development plan at the time of the acquisition. Failure to achieve the expected levels of revenue and net income from these products during the complete life cycle will have a negative impact on the return on investment expected at the time that the acquisition was finalized. This could also cause a reduction in value of other assets related to these development activities.

8. Accruals and Other Current Liabilities (in thousands):

	December 31,
	2002	2001
Sales commissions and incentives	$661	$1,003
Accrued warranty expense	260	220
Accrued legal and accounting fees	169	112
Accrued employee benefits	285	314
Accrued rent	189	155
Note payable—related party	120	—
Others	433	284

	$2,117	$2,088

9. Bank Borrowings:

        The Company has entered into the following borrowing arrangements with its banks:

  a)
  A $5,000,000 Loan and Security Agreement (Accounts Receivable and Inventory) dated as of December 7, 2001, bearing interest equal to prime plus 0.25% per annum computed daily or a fixed rate term option of LIBOR plus 3%. Borrowings under this line are collateralized by the Company's assets and intellectual property. Specific borrowings are tied to accounts receivable and inventory balances, and the Company must maintain certain covenants with respect to effective net worth, quick ratio and debt to equity ratio for the U.S. and consolidated entities. The agreement is cancellable upon 30 days notice by either party. The Company was in conformity with its net worth and financial ratios as of December 31, 2002. There were borrowings of $416,000 against this facility at December 31, 2002 and no borrowings as of December 31, 2001.

  b)
  A $403,000 (in UK pounds sterling, based on the exchange rate at December 31, 2002) bank overdraft agreement with Lloyds Bank Plc. There were no borrowings against this facility at December 31, 2002 and 2001.

  c)
  A $616,000 (in German Deutsche Marks, based on the exchange rate at December 31, 2002) bank borrowing facility in Germany with Sparkasse Neumarkt Bank for the German office facility. There was $484,000 and $419,000 in borrowings against this facility as of December 31, 2002 and 2001, respectively as amended. Under the terms of this borrowing, $35,000 is due in 2003 and $449,000 is due in 2008. In addition, there is a revolving line of credit of $214,000 (in Euros based on the exchange rate as of December 31, 2002) with Sparkasse Neumarkt Bank. As of December 31, 2002 and 2001, there was $142,000 and $101,000 respectively in borrowings against this facility.

10. Commitments and Contingencies:

        The Company occupies manufacturing and office facilities under non-cancelable operating leases expiring in 2006 under which it is responsible for related maintenance, taxes and insurance. Minimum lease commitments under the leases are as follows (in thousands):

Year ending December 31,	Minimum lease commitments
2003	$855
2004	881
2005	917
2006	717

Total minimum lease payments	$3,370

        These leases included certain escalation clauses and thus rent expense was recorded on a straight-line basis. Rent expense approximated $926,000, $1,014,000 and $979,000, for the years ended December 31, 2002, 2001 and 2000, respectively.

        At December 31, 2002, a letter of credit in the amount of $350,000 was held by the Company on behalf of Sparkasse Neumarkt Bank. The letter of credit would be drawn against the Company's line of credit facility with Comerica Bank in the event of a default by the Company's German subsidiary, LBM, on its outstanding loan with Sparkasse Neumarkt Bank (See Note 9).

        We are not currently a party to any material legal proceedings.

11. Shareholders' Equity:

  Common Stock:

        The notes receivable from shareholders for common stock bear interest at a rate of 9% and are payable ten years from the date of issuance. The Company does not recognize interest on these notes receivable until it is received.

        Under the terms of certain agreements with the Company, the holders of approximately 1,818,000 shares of common stock have certain demand and piggyback registration rights. All registration expenses generally would be borne by the Company.

  Warrants:

        As part of the acquisition of Unison, the Company provided ADLT with warrants to purchase one million shares of the Company's common stock exercisable at one penny per share. These warrants may not be exercised until the price of the Company's common stock reaches certain trading levels on the Nasdaq National Market, as follows: 250,000 will be exercisable when the price of the Company's common stock reaches $6.00; 250,000 when the price of the Company's common stock reaches $8.00; 250,000 when the price of the Company's common stock reaches $10.00; and 250,000 when the price of the Company's common stock reaches $12.00. These prices must be maintained as an average over at least 30 days. In addition, certain sales milestones must be reached on products developed from Unison technology before the warrants can be exercised. At ADLT's option, the warrants may be exchanged by ADLT, regardless of their exercisability, for up to 445,000 newly issued shares of common stock. The warrants expire in January 2010.

        As part of the acquisition of Lightly Expressed, the Company granted the Lightly Expressed shareholders warrants to purchase 100,000 shares which may be exercised in three years if certain operating profits from sales of the products acquired are met. No warrants were exercisable as of December 31, 2002.

        In a private placement in March 2002, the Company sold 328,633 shares of common stock for $972,000, net of fees and expenses of $28,000. In addition, each purchaser was issued a warrant to purchase a number of shares of the Company's common stock equal to 20% of the number of shares of common stock purchased by such purchaser in the offering. The purchase price of the common stock was $3.00 per share, which was based on a 8.8% discount on the 10 day average price as of March 14, 2002. The purchase price of the common stock for insiders who participated in the offering was $3.35, which was the higher of (1) the price on the closing date or (2) the 10 day average price as of March 14, 2002, plus a $.03 premium because of the issuances of the warrants. The warrants have an initial exercise price of $4.30 per share, with a life of 5 years.

        Warrant activity comprised:

	Shares	Warrants Outstanding Exercise Price	Warrants Exercisable	Amount
				(in thousands)
Balance, December 31, 1999	—		—
Warrants granted	1,100,000	$2.00 - $6.00	—	$3,000

Balance, December 31, 2000	1,100,000	$2.00 - $6.00	—	$3,000

Warrants granted	—	$2.00 - $6.00	—	$—

Balance, December 31, 2001	1,100,000	$2.00 - $6.00	—	$3,000

Warrants granted	65,726	$4.30	65,726	$283

Balance, December 31, 2002	1,165,726	$2.00 - $6.00	65,726	$3,283

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

  1994 Directors' Stock Option Plan:

        At December 31, 2002, a total of 400,000 shares of common stock had been reserved for issuance under the 1994 Directors' Stock Option Plan. The plan provides for the granting of nonstatutory stock options to nonemployee directors of the Company.

  1994 Stock Option Plan:

        At December 31, 2002, an aggregate of 1,550,000 shares of the Company's common stock had been reserved for issuance under the 1994 Stock Option Plan to employees, officers, and consultants at prices not lower than the fair market value of the common stock of the Company on the date of grant in the case of incentive stock options, and not lower than 85% of the fair market value on the date of grant in the case of non-statutory stock options. Options granted may be either incentive stock options or nonstatutory stock options. The plan administrator (the Board of Directors or a committee of the Board) determines the terms of options granted under the plan including the number of shares subject to the option, exercise price, term and exercisability.

  Activity Under the Stock Option Plans:

        Option activity under all plans comprised:

	Options Available For Grant	Number of Shares Outstanding	Weighted Average Exercise Price Per Share
	(in thousands)	(in thousands)
Balance, December 31, 1999	48	1,693
Additional shares reserved	200
Granted	(304)	304	$5.69
Cancelled	149	(149)	$5.07
Exercised	—	(180)	$4.36

Balance, December 31, 2000	93	1,668	$4.74
Granted	(85)	85	$3.83
Cancelled	195	(195)	$4.85
Exercised	—	(28)	$2.93

Balance, December 31, 2001	203	1,530	$4.74
Granted	(418)	418	$4.41
Cancelled	516	(516)	$5.00
Exercised	—	—	—

Balance, December 31, 2002	301	1,432	$4.57

        At December 31, 2002, 2001 and 2000, options to purchase 1,000,102 shares, 1,147,007 shares and 1,131,892 shares of common stock, respectively, were exercisable at weighted average fair values of $4.54, $4.67 and $4.52, respectively.

OPTIONS OUTSTANDING				OPTIONS CURRENTLY EXERCISABLE
		Weighted Average Remaining Contractual Life
Range of Exercise Prices	Number of Shares Outstanding		Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(in thousands)	(in years)		(in thousands)
$3.38 - $3.94	559	4.1	$3.66	205	$3.57
$4.00 - $4.88	536	2.3	$4.50	360	$4.51
$5.13 - $5.88	151	9.0	$5.50	312	$5.46
$6.25 - $7.13	186	3.4	$6.77	89	$6.83

	1,432			1,003

  1994 Employee Stock Purchase Plan:

        At December 31, 2002, a total of 100,000 shares of common stock had been reserved for issuance under the 1994 Employee Stock Purchase Plan. The plan permits eligible employees to purchase common stock through payroll deductions at a price equal to the lower of 85% of the fair market value of the Company's common stock at the beginning or end of the offering period. Employees may end their participation at any time during the offering period, and participation ends automatically on termination of employment with the Company. At December 31, 2002, 74,769 shares had been issued under this plan.

  Shareholder Rights Plan

        On September 12, 2001, the Board of Directors of Fiberstars, Inc. declared a dividend distribution of one "Right" for each outstanding share of common stock of the Company to shareholders of record at the close of business on September 26, 2001. One Right will also attach to each share of common stock issued by the Company subsequent to such date and prior to the distribution date defined below. With certain exceptions, each Right, when exercisable, entitles the registered holder to purchase from the Company one one-thousandth of a share of a new series of preferred stock, designated as Series A Participating Preferred Stock, at a price of $30.00 per one one-thousandth of a share, subject to adjustment. The Rights were distributed as a non-taxable dividend and expire ten years from the date of the Rights Plan. In general, the Rights will become exercisable and trade independently from the common stock on a distribution date that will occur on the earlier of (i) the public announcement of the acquisition by a person or group of 15% or more of the common stock or (ii) ten days after commencement of a tender or exchange offer for the common stock that would result in the acquisition of 15% or more of the common stock. Upon the occurrence of certain other events related to changes in ownership of the common stock, each holder of a Right would be entitled to purchase shares of common stock, or an acquiring corporation's common stock, having a market value of twice the exercise price. Under certain conditions, the Rights may be redeemed at $0.001 per Right by the Board of Directors. The description and terms of the Rights are set forth in a Rights Agreement dated as of September 20, 2001 between the Company and Mellon Investor Services LLC, as rights agent.

12. Income Taxes:

        The components of the benefit from (provision for) income taxes are as follows (in thousands):

	Years Ended December 31,
	2002	2001	2000
Current:
Federal	$—	$551	$(399)
Foreign	(43)	(105)	(25)
State	—	(1)	(69)

	(43)	445	(493)
Deferred:
Federal	(1,605)	910	646
State	(430)	(102)	104

	(2,035)	808	750

Benefit from (provision for) income taxes	$(2,078)	$1,253	$257

        The following table shows the geographic components of pretax income (loss) between U.S. and foreign subsidiaries:

	December 31,
	2002	2001	2000
U.S.	$(2,021)	$(3,568)	$(757)
Foreign subsidiaries	580	187	46

	$(1,441)	$(3,381)	$(711)

        The principal items accounting for the difference between income taxes computed at the United States statutory rate and the benefit from (provision for) income taxes reflected in the statements of operations are as follows:

	December 31,
	2002	2001	2000
United States statutory rate	34.0%	34.0%	34.0%
State Taxes (net of federal tax benefit)	5.5%	5.5%	5.5%
Valuation allowance	(181.1)%	—	—
Other	(2.7)%	(2.4)%	(3.4)%

	(144.2)%	37.1%	36.1%

        The tax effects of temporary differences that give rise to significant portions of the deferred tax asset are as follows (in thousands):

	December 31,
	2002	2001
Allowance for doubtful accounts	$149	$148
Accrued expenses and other reserves	989	709
Tax credits	235	509
Net operating loss	836	755
Other	—	256

Total deferred tax asset	2,209	2,377
Valuation allowance	(2,209)	—

Net deferred tax asset	$—	$2,377

        The deferred tax asset has been fully reserved by management in accordance with FASB 109 since management cannot forecast when the tax loss carryforwards will be realized.

        As of December 31, 2002, the Company has net operating loss carryforward of approximately $2.2 million and $1.6 million for federal and state income tax purposes, respectively. If not utilized, these carryforwards will begin to expire in 2020 for federal and 2008 for state purposes.

        Under the Internal Revenue Code Section 382, the amounts of and benefits from net operating losses carryforwards may be impaired in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period.

13. Segments and Geographic Information:

        The Company has two primary product lines: the pool and spa lighting product line and the commercial lighting product line, each of which markets and sells fiber optic lighting products. The Company markets its products for worldwide distribution primarily through independent sales representatives, distributors and swimming pool builders in North America, Europe and the Far East.

        A summary of geographic sales is as follows (in thousands):

	Years Ended December 31,
	2002	2001	2000
U.S. Domestic	$22,978	$21,298	$26,533
Other Countries	7,982	7,755	10,388

	$30,960	$29,053	$36,921

        A summary of geographic long-lived assets (fixed assets and goodwill) is as follows (in thousands):

	December 31,
	2002	2001
U.S. Domestic	$5,501	$5,791
Germany	1,418	1,208
Other Countries	156	138

	$7,075	$7,137

        A summary of sales by product line is as follows (in thousands):

	Years Ended December 31,
	2002	2001	2000
Pool and Spa Lighting	$17,925	$14,294	$18,987
Commercial Lighting	13,035	14,759	16,235
Other	—	—	1,699

	$30,960	$29,053	$36,921

14. Employee Retirement Plan:

        The Company maintains a 401(k) profit sharing plan for its employees who meet certain qualifications. The Plan allows eligible employees to defer up to 15% of their earnings, not to exceed the statutory amount per year on a pretax basis through contributions to the Plan. The Plan provides for employer contributions at the discretion of the Board of Directors; however, no such contributions were made in 2002, 2001 or 2000.

15. Related Party Transactions:

        In previous years, the Company advanced amounts to certain officers by way of promissory notes. The notes are collateralized by certain issued or potentially issuable shares of the Company's common stock. The notes bear interest at rates ranging from 6% to 8% per annum and are repayable at various dates through 2004. At December 31, 2002 and 2001, $62,000 and $88,000 was outstanding under the notes, respectively. At December 31, 2002, $34,000 was included in other assets and $28,000 was included in notes receivable and other assets, at December 31, 2001, $36,000 was included in other assets and $52,000 was included in notes and other receivables.

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

        The Company had sales to ADLT under terms of the Mutual Supply Agreement and prior supply agreements of $345,000 during 2002 and $484,000 during 2001. Purchases were made from ADLT under these agreements with the Company along with royalties paid amounted to $1,207,000 in 2002 and $904,000 in 2001. Under the terms of the Development Agreement and a prior professional services agreement the Company received revenue from ADLT of $1,700,000 in 2000. There was no revenue received under this agreement in 2001. Accounts receivable from ADLT were $79,000 and $143,000 at December 31, 2002 and 2001, respectively. Accounts payable due to ADLT were $105,000 and $212,000 at December 31, 2002 and 2001, respectively.

16. Subsequent Event:

        In February 2003, the Company was awarded an R&D contract with the United States Department of Defense. The Defense Advanced Research Projects Agency ("DARPA") contract calls for payments of $6,818,000 to the Company over three years based on achievement of various R&D milestones. Upon achievement of these milestones, $2,115,000, $2,599,000 and $2,104,000 will be paid to the Company during the calendar years ended December 31, 2003, 2004 and 2005 respectively. The milestones are for work to be performed in developing fiber optic illuminators and fixtures for installation on ships and planes. Funds for the first year have budget approval and funds for subsequent years will be released upon budget approval for those years.

Item 15 (continued)

  (a)
  (continued)

  (2)
  Financial Statement Schedules

            The following Financial Statement Schedule of Fiberstars, Inc. is filed as part of this Form 10-K included in Item 15(d) below:

    Schedule II—Valuation and Qualifying Accounts.

            All other schedules are omitted either because they are not applicable or the required information is shown in the financial statements or the notes thereto.

    (3)
    Exhibits

            See Item 15 (c) below.

      Each management contract or compensatory plan or arrangement required to be filed has been identified.

  (b)
  Reports on Form 8-K.

            The Company filed a current report on Form 8-K on October 25, 2002 reporting under Item 5 the election of Mr. David M. Traversi to the board of directors.

  (c)
  Exhibits

Exhibit Number		Description of Documents
3(i).1		Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).
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
4.3
Amendment No. 1 to Rights Agreement dated as of March 26, 2002, between Fiberstars, Inc. and Mellon Investor Services, LLC as rights agent (incorporated by reference to Exhibit 4.2 to the Registrant's Amendment No. 1 to Form 8-A filed with the SEC on April 17, 2002).
4.4		Form of Warrant for the purchase of shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

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
10.25
Asset Purchase Agreement dated as of January 14, 2001 among Fiberstars, Inc. and Unison Fiber Optic Lighting Systems, LLC (incorporated by reference to Exhibit 7.0 to Advanced Lighting Technologies, Inc.'s Amendment No. 3 to Schedule 13D filed with the SEC on March 9, 2001).
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
10.37
Consulting Agreement effective as of October 18, 2001 between the Company and John B. Stuppin (incorporated by reference to Exhibit 10.37 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).
10.38
Loan and Security Agreement (Accounts and Inventory) as dated December 7, 2001, between Comerica Bank-California, a California banking corporation and the Company (incorporated by reference to Exhibit 10.38 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).
10.39
Common Stock and Warrant Purchase Agreement, dated March 21, 2002, by and among the Registrant and the investors named herein (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).
21.1	Significant subsidiaries of Fiberstars, Inc. (incorporated by reference to the exhibit of the same number to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).
23.1	Consent of Independent Accountants.
99.1	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).
99.2	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

*
Confidential treatment has been granted with respect to certain portions of this agreement.

†
Indicates management contracts or compensatory plan or arrangement.

  (d)
  Financial Statement Schedules

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Fiberstars, Inc.
Fremont, California

        Our audits of the consolidated financial statements referred to in our report dated February 14, 2003, except for Note 16, for which the date is March 17, 2003, appearing in Item 15(a)1 of this Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
San Jose, California
February 14, 2003

SCHEDULE II

FIBERSTARS, INC.

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Year	Charges To Revenue	Charges To Expenses	Deductions	Balance at End of Year
	(Amounts in thousands)
Year Ended December 31, 2002
Allowance for doubtful accounts and returns	$585	$—	$78	$59	$604
Valuation allowance for deferred tax assets	—	—	2,035	—	2,035
Year Ended December 31, 2001
Allowance for doubtful accounts and returns	$1,526	$740	$274	$1,955	$585
Year Ended December 31, 2000
Allowance for doubtful accounts and returns	598	656	936	664	1,526

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized, on the 26th day of March, 2003.

FIBERSTARS, INC.
By:	/s/ DAVID N. RUCKERT David N. Ruckert Chief Executive Officer (Principal Executive Officer)

        In accordance with the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID N. RUCKERT David N. Ruckert	Chief Executive Officer and Director (Principal Executive Officer)	March 26, 2003
/s/ ROBERT A. CONNORS Robert A. Connors	Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2003
/s/ JOHN B. STUPPIN John B. Stuppin	Director	March 26, 2003
/s/ THEODORE L. ELIOT, JR. Theodore L. Eliot, Jr.	Director	March 26, 2003
/s/ MICHAEL FEUER, PH.D. Michael Feuer, Ph.D.	Director	March 26, 2003
/s/ B.J. GARET B.J. Garet	Director	March 26, 2003
/s/ WAYNE R. HELLMAN Wayne R. Hellman	Director	March 26, 2003
/s/ DAVID TRAVERSI David Traversi	Director	March 26, 2003
/s/ PHILIP WOLFSON Philip Wolfson	Director	March 26, 2003

CERTIFICATIONS

        I, David N. Ruckert, certify that:

        1. I have reviewed this annual report on Form 10-K of Fiberstars, Inc.;

        2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003	/s/ DAVID N. RUCKERT David N. Ruckert Chief Executive Officer

        I, Robert A. Connors, certify that:

        1. I have reviewed this annual report on Form 10-K of Fiberstars, Inc.;

        2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003	/s/ ROBERT A. CONNORS Robert A. Connors Chief Financial Officer

EXHIBIT INDEX

Exhibit Number		Description of Documents
3(i).1		Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).
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
4.3
Amendment No. 1 to Rights Agreement dated as of March 26, 2002, between Fiberstars, Inc. and Mellon Investor Services, LLC as rights agent (incorporated by reference to Exhibit 4.2 to the Registrant's Amendment No. 1 to Form 8-A filed with the SEC on April 17, 2002).
4.4		Form of Warrant for the purchase of shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).
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
10.25
Asset Purchase Agreement dated as of January 14, 2001 among Fiberstars, Inc. and Unison Fiber Optic Lighting Systems, LLC (incorporated by reference to Exhibit 7.0 to Advanced Lighting Technologies, Inc.'s Amendment No. 3 to Schedule 13D filed with the SEC on March 9, 2001).
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
10.37
Consulting Agreement effective as of October 18, 2001 between the Company and John B. Stuppin (incorporated by reference to Exhibit 10.37 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).
10.38
Loan and Security Agreement (Accounts and Inventory) as dated December 7, 2001, between Comerica Bank-California, a California banking corporation and the Company (incorporated by reference to Exhibit 10.38 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).
10.39
Common Stock and Warrant Purchase Agreement, dated March 21, 2002, by and among the Registrant and the investors named herein (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).
21.1	Significant subsidiaries of Fiberstars, Inc. (incorporated by reference to the exhibit of the same number to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).

23.1	Consent of Independent Accountants.
99.1	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).
99.2	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

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
  Item 14. Controls and Procedures
PART IV
  Item 15. Exhibits, Financial Statement Schedule and Reports on Form 8-K
FIBERSTARS, INC. CONSOLIDATED BALANCE SHEETS, December 31, 2002 and 2001 (amounts in thousands except share amounts)
FIBERSTARS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS For the years ended December 31, 2002, 2001 and 2000 (amounts in thousands except per share amounts)
FIBERSTARS, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) For the years ended December 31, 2002, 2001 and 2000 (amounts in thousands)
FIBERSTARS, INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY For the years ended December 31, 2002, 2001 and 2000 (amounts in thousands)
FIBERSTARS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS For the years ended December 31, 2002, 2001 and 2000 (amounts in thousands)
FIBERSTARS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 15 (continued)
REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE
  SCHEDULE II
FIBERSTARS, INC. SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
SIGNATURES
EXHIBIT INDEX