Form 10-Q
period 2003-03-31
FIBERSTARS INC /CA/
filed 2003-05-15
CIK 924168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Yes  ☒    No  ☐

The number of outstanding shares of the registrants’ Common Stock, $0.0001 par value, as of April 30, 2003 was 4,667,321.

TABLE OF CONTENTS

Part I - FINANCIAL INFORMATION

Item 1	Financial Statements:

	a.	Condensed Consolidated Balance Sheets at March 31, 2003 (unaudited) and December 31, 2002

	b.	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2003 and 2002 (unaudited)

	c.	Condensed Consolidated Statements of Comprehensive Operations for the Three Months Ended March 31, 2003 and 2002 (unaudited)

	d.	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2003 and 2002 (unaudited)

	e.	Notes to Condensed Consolidated Financial Statements (unaudited)

Item 2	Management’s Discussion and Analysis of Results of Operations and Financial Condition

Item 3	Quantitative and Qualitative Disclosures About Market Risk

Item 4	Controls and Procedures

Part II - OTHER INFORMATION

Item 6	Exhibits and Reports on Form 8-K

Signatures

Certifications

Item 1.    Financial Statements

FIBERSTARS, INC.

CONDENSED

CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	March 31, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$188	$231
Accounts receivable trade, net	6,711	5,208
Notes and other accounts receivable	98	239
Inventories, net	6,791	6,808
Prepaids and other current assets	433	343
Total current assets	14,221	12,829

Fixed assets, net	2,434	2,581
Goodwill, net	4,071	4,032
Intangibles, net	423	462
Other assets	173	197
Total assets	$21,322	$20,101

LIABILITIES
Current liabilities:
Accounts payable	$1,650	$2,011
Accrued liabilities	1,618	2,117
Bank overdraft	—	691
Short-term bank borrowings	3,765	593
Total current liabilities	7,033	5,412
Other long-term liabilities	67	—
Long-term bank borrowings	450	449
Total liabilities	7,550	5,861

SHAREHOLDERS’ EQUITY
Common stock	1	1
Additional paid-in capital	19,611	19,611
Note receivable from shareholder	—	(75)
Accumulated other comprehensive loss	(40)	(119)
Accumulated deficit	(5,800)	(5,178)
Total shareholders’ equity	13,772	14,240
Total liabilities and shareholders’ equity	$21,322	$20,101

The accompanying notes are an integral part of these financial statements

FIBERSTARS, INC.

CONDENSED

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands except per share amounts)

(unaudited)

	Three months ended March 31,
	2003	2002
Net sales	$5,879	$7,590
Cost of sales	3,833	4,704
Gross profit	2,046	2,886
Operating expenses:

Research and development	200	444
Sales and marketing	1,748	1,806
General and administrative	664	706
Total operating expenses	2,612	2,956
Loss from operations	(566)	(70)
Other income (expense):
Equity in joint venture’s income	—	—
Interest income (expense), net	(32)	(26)

Loss before income taxes	(598)	(96)
Benefit from (provision for) income taxes	(24)	26
Net loss	$(622)	$(70)

Net loss per share – basic and diluted	$(0.12)	$(0.01)

Shares used in computing net loss per share – basic and diluted	5,112	4,780

The accompanying notes are an integral part of these financial statements

FIBERSTARS, INC.

CONDENSED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2003	2002
Net loss	$(622)	$(70)

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	79	(75)
Benefit from (provision for) income taxes	—	20
Comprehensive loss	$(543)	$(125)

The accompanying notes are an integral part of these financial statements

FIBERSTARS, INC.

CONDENSED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(622)	$(70)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	169	255
Provision for doubtful accounts receivable	—	30
Deferred income taxes	—	68
Changes in assets and liabilities:
Accounts receivable	(1,499)	(2,874)
Notes and other receivables	145	(44)
Inventories	27	245
Prepaids and other current assets	(92)	(376)
Other assets	25	97
Accounts payable	(360)	184
Accrued liabilities	(533)	(141)
Total adjustments	(2,118)	(2,556)
Net cash used in operating activities	(2,740)	(2,626)

Cash flows from investing activities:
Collection of loan made to officer	75	—
Acquisition of fixed assets	(29)	(111)
Net cash used in investing activities	46	(111)

Cash flows from financing activities:
Cash proceeds from sale of common stock	—	1,020
Repayment of long-term bank borrowings and bank overdraft	(692)	—
Equipment financing	66
Proceeds from short-term bank borrowings	3,167	2,326
Net cash provided by financing activities	2,541	3,346

Effect of exchange rate changes on cash	110	(38)

Net increase (decrease) in cash and cash equivalents	(43)	571
Cash and cash equivalents, beginning of period	231	584
Cash and cash equivalents, end of period	$188	$1,155

Non-cash investing and financing activities:
Purchase of fixed assets by promissory note	$—	$450

The accompanying notes are an integral part of these financial statements

FIBERSTARS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

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

The Company incurred a net loss of $622,000 for the quarter ended March 31, 2003 and has an accumulated deficit of $5,800,000.  Management believes funds generated from operations in 2003 along with its available bank line (Note 3 of the Notes to Condensed Consolidated Financial Statements) will be sufficient to finance the Company’s operations for the next twelve months. However, the Company is evaluating and may need to pursue additional equity or debt financing in the near future in order address the Company’s capital requirements and overall business objectives.  There can be no assurance that such financing will be available, or if available at a price that is acceptable to the Company.  Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants.  Strategic arrangements, if necessary to raise additional funds, may require the Company to relinquish its rights to certain of its technologies or products.  In addition, management plans to make certain expense reductions during the second quarter of 2003 in those parts of the Company’s operations which the Company does not expect to affect the EFO product launch.  Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have an adverse impact on the Company’s business, operating results and financial condition, as well as its ability to achieve its intended business objectives.

Year-end Balance Sheet

The year-end balance sheet information was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2002, contained in the Company’s 2002 Annual Report on Form 10-K.

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

A reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (unaudited, in thousands, except per share amounts):

	Three months ended March 31,
	2003	2002
Numerator - Basic and Diluted EPS
Net loss	$(622)	$(70)
Denominator – Basic and Diluted EPS
Weighted average shares outstanding	5,112	4,780
Basic and Diluted net loss per share	$(0.12)	$(0.01)

The shares outstanding used for calculating basic and diluted EPS include 445,000 shares of common stock issuable for no cash consideration upon exercise of certain exchange provisions of warrants held by Advanced Lighting Technologies, Inc. (“ADLT”).

At March 31, 2003, options and warrants to purchase 1,710,976 shares of common stock were outstanding, but were not included in the calculation of diluted EPS because their inclusion would have been antidilutive.  Options to purchase 1,542,254 shares of common stock were outstanding at March 31, 2002, but were not included in the calculation of diluted EPS for the three months ended March 31, 2002 because their inclusion would have been antidilutive.

Stock Based Compensation

The Company accounts for stock-based compensation plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

(in thousands, except per share amounts):

	Three Months Ended March 31,
	2003	2002
Net Loss	$(622)	$(70)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(79)	(179)
Net Loss-Pro forma	$(701)	$(249)

Basic and Diluted Loss Per Share — As reported	$(0.12)	$(0.01)

Basic and Diluted Loss Per Share — Pro forma	$(0.14)	$(0.05)

Product Warranties

The Company warrants finished goods against defects in material and workmanship under normal use and service for periods of one to three years for illuminators and fiber.  A liability for the estimated future costs under product warranties is maintained for products outstanding under warranty:

Three Months ended March 31, 2003
(in thousands)
Balance at the beginning of the period	$260,000
Accruals for warranties issued during the period	145,000
Accruals related to pre-existing warranties (including changes in estimates)	—
Settlements made during the period (in cash or in kind)	(145,000)
Balance at the end of the period	$260,000

2.  Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost determined using the first-in, first-out cost method) or market and consist of the following (unaudited, in thousands):

	March 31, 2003	December 31, 2002

Raw materials	$5,179	$5,306
Finished goods	1,612	1,502
	$6,791	$6,808

3.  Bank Borrowings

The Company has a $5,000,000 Loan and Security Agreement (Accounts Receivable and Inventory) dated December 7, 2001, with Comeria Bank bearing interest equal to prime plus 0.25% per annum computed daily or a fixed rate term option of LIBOR plus 3%.  Borrowings under this Loan and Security Agreement are collateralized by the Company’s assets and intellectual property.  Specific borrowings are tied to accounts receivable and inventory balances, and the Company must comply with certain covenants with respect to effective net worth and financial ratios.  At March 31, 2003, the Company was not in conformity with its net worth and debt to equity covenants for its U. S. operation.  The Company obtained a waiver from Comerica Bank for the non-conformity as of that date, however there can be no guarantee that they will waive any future violations.  The Company had borrowings of  $3,671,000 and $416,000 against this facility as of March 31, 2003 and December 31, 2002, respectively.

The Company also has a $394,000 (in UK pounds sterling based on the exchange rate at March 31, 2003) bank overdraft agreement with Lloyds Bank Plc through its UK subsidiary.  There were no borrowings against this facility as of March 31, 2003 and December 31, 2002.

The Company has a $633,000 (in Euros, based on the exchange rate at March 31, 2003) bank borrowing facility in Germany with Sparkasse Neumarkt Bank for the German office facility.  As of March 31, 2003 and December 31, 2002, the Company had a total borrowing of $450,000 and $484,000 against this credit facility, respectively.  Additionally, there is a revolving line of credit of $220,000 (in Euros, based on the exchange rate at the end of March 31, 2003) with Sparkasse Neumarkt Bank.  As of March 31, 2003 and December 31, 2002, there was a total borrowing of $94,000 and $142,000 against this facility, respectively.

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

A summary of sales by geographic area is as follows (unaudited, in thousands):

	Three Months ended March 31,
	2003	2002

U.S. Domestic	$4,416	$5,804
Other countries	1,463	1,786
	$5,879	$7,590

Geographic sales are categorized based on the location of the customer to whom the sales are made.

A summary of sales by product line is as follows (unaudited, in thousands):

	Three months ended March 31,
	2003	2002

Pool and Spa Lighting	$2,876	$4,189
Commercial Lighting	3,003	3,401
	$5,879	$7,590

A summary of geographic long lived assets (fixed assets, goodwill and intangibles) is as follows (in thousands):

	March 31, 2003	December 31, 2002
	(unaudited)
U.S. Domestic	$5,306	$5,501
Germany	1,458	1,418
Other Countries	1,64	156
	$6,928	$7,075

6.  Recent pronouncements

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities.  The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end.  The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has adopted FIN 45 and this adoption has not had any material impact on the Company's financial position or results of operations.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Management does not expect the adoption of EITF Issue No. 00-21 to have a material impact on the Company’s financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.”  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. Management is still assessing the impact of FIN 46 on the Company’s financial position and results of operations.

7.  Purchased In-process Research and Development

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

8.  Related Party Transactions

In previous years, the Company advanced amounts to certain officers by way of promissory notes.  The notes are collateralized by certain issued or potentially issuable shares of the Company’s common stock.  The notes bear interest at rates ranging from 6% to 8% per annum and are repayable at various dates through 2004.  At March 31, 2003 and March 31, 2002, $58,000 and $83,000 was outstanding under the notes, respectively.  At March 31, 2003, $33,000 was included in other assets and $25,000 was included in notes and other receivables.  At December 31, 2002, $34,000 was included in other assets and $28,000 was included in notes and other receivables.

As of March 31, 2003, ADLT was a holder of approximately 24% of the Company’s outstanding common stock.  In January 2000, the Company executed the Mutual Supply Agreement with ADLT under which the Company buys certain lamps and components for its illuminators and through which the Company sells its finished products to ADLT.  The terms of this agreement provide for specified pricing on products purchased from and sold to ADLT. The Company has purchased, and continues to purchase, components from ADLT under the terms of this agreement.  Also, in January 2000, the Company entered into a Development Agreement with Unison, a wholly owned subsidiary of ADLT, under which the Company provided development services for which it received $2 million in fees from October 1999 through January 2001.  In exchange, the Company will pay royalties on the sales of products these technologies produce at a rate of 3% for five years, 2% for the next two years and 1% for the next three years, after which the Company assumes exclusive royalty-free rights to these products.

The Company had sales to ADLT under the terms of the Mutual Supply Agreement and prior supply agreements of $21,000 during the first three months of fiscal 2003 and $116,000 during the first three months of fiscal 2002.  Purchases made from and royalties paid to ADLT by the Company under these agreements amounted to $168,000 during the first three months of fiscal 2003 and $450,000 during the first three months of fiscal 2002.  Accounts receivable from ADLT were $63,000 and $79,000 as of March 31, 2003 and December 31, 2002, respectively, and accounts payable to ADLT were $49,000 and $105,000 as of the same dates, respectively.

9.  Income Taxes

A full valuation allowance is recorded against the Company’s deferred tax assets as management cannot conclude, based on available objective evidence, when the gross value of its deferred tax assets will be realized.

Item 2.    Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related notes included elsewhere in this report and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

When used in this discussion, the words “expects,” “anticipates,” “estimates,” “believes” and similar expressions are intended to identify forward-looking statements.  These statements, which include statements as to the Company’s future operating results, including net sales, expected expenses and capital expenditure requirements, expected cash flows, expectations regarding market conditions and growth, reasons for recent downward sales trends, the adequacy of capital resources, the impact of recent accounting pronouncements, our strategy with regard to protecting our proprietary technology, our belief as to the adequacy of existing cash balances and credit lines and expected timing of product launches are subject to risks and uncertainties that could cause actual results to differ materially from those projected.  These risks and uncertainties include, but are not limited to, those risks discussed below, as well as our ability to retain and obtain customer and distributor relationships, our ability to maintain relationships with strategic partners including Advanced Lighting Technology, Inc. (“ADLT”), our ability to manage expenses and inventory levels, our ability to increase cash balances in future quarters, the cost of accessing or acquiring technologies or intellectual property, the cost of enforcing or defending intellectual property, risks relating to developing and marketing new products, the ability of our lighting products to meet customer expectations, manufacturing difficulties, possible delays in the release of products, risks associated with the evolution and growth of the fiber optic lighting market, trends in price performance and adoption rates of fiber optic lighting products in Europe and the United States, our dependence on a limited number of suppliers for components and distributors for sales, our ability to obtain high-quality components at reasonable prices, the impact of limited energy resources on our manufacturing operations and business, the impact of technological advances and competitive products, and seasonal and other fluctuations in the construction industry;and the matters discussed below in the subsection entitled “Factors That May Affect Results.”  These forward-looking statements speak only as of the date hereof.  The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

RESULTS OF OPERATIONS

Net sales decreased 23% to $5,879,000 for the quarter ended March 31, 2003, as compared to the same quarter a year ago.  The decrease was primarily the result of a 31% decrease in pool lighting sales due to lower in-ground fiber product sales and Jazz product sales.  Commercial lighting sales were down 12% over the same quarter a year ago, with U.S. commercial and international commercial sales off by about this same amount.  Sales during the first quarter of 2003 were above the prior year through February and then fell off significantly in March, which we believe was due to uncertainties surrounding the Iraq war and its potential effect on an already weak economy.  The Company expects net sales to be down in 2003 from net sales in the prior year.

Gross profit was $2,046,000 in the first quarter of fiscal 2003, a 29% decrease compared to the same period in the prior year.  The gross profit margin was 35% for the first quarter of fiscal 2003, compared to the 38% gross profit margin achieved in the same period in 2002.  The gross profit margin was less than the prior year largely due to higher overhead costs as a percentage of sales due to manufacturing overhead remaining about the same as a year ago, but sales decreased.

Research and development expenses were $200,000 in the first quarter of fiscal 2003, a decrease of $244,000 compared with the first quarter of fiscal 2002.  The decrease was largely due to research and development expense credits received from achieving milestones under a development contract with the Defense Advanced Research Projects Agency (“DARPA”) which was signed in February 2003.  The Company accrued $342,000 in funds to be received in the second quarter under this contract.  These credits were offset by lower research and development credits accrued under an award from the National Institute of Science and Technology (“NIST”) as compared to credits accrued in the first quarter of 2002.  A total of $106,000 was credited for NIST funds to be received for work performed in the first quarter of 2003 as compared to a total of $265,000 credited in the first quarter of 2002 for the same award.  The Company expects research and development expenses to decrease in 2003.

Sales and marketing expenses decreased by 3% to $1,748,000 in the first quarter of fiscal 2003 as compared to $1,806,000 for the same period in fiscal 2002.  This decrease was largely due to lower commission expenses ($184,000) partially due to lower sales volume and partially due to a change in how pool products are marketed from the first quarter of 2002 to the first quarter of 2003.  In the first quarter of 2002, the Company relied on outside sales agents at higher commission rates to sell pool products.  In the third quarter of 2002 the Company moved to inside sales managers to sell pool products which resulted in a decrease in commission expense rates. The savings in commissions expense was offset by higher spending in pool sales and marketing ($72,000) due to higher salary and travel expenses for the inside sales managers, along with higher expenses for international sales and marketing ($73,000).  The Company expects sales and marketing expenses to decrease slightly in 2003.

General and administrative costs were $664,000 in the first quarter of fiscal 2003, a decrease of 6% compared general and administrative costs in the first quarter of fiscal 2001.  This decrease was largely a result of lower legal fees ($13,000), investor relations ($12,000) and lower bad debt expense ($30,000).  The Company expects general and administrative expenses to be relatively flat in 2003.

The income tax expense was $24,000 for the quarter ended March 31, 2003, compared with an income tax benefit of $26,000 for the same period in the prior year.  The tax expense in the first quarter of 2002 was due to tax expenses from profitable off-shore operations.  The Company did not take a tax benefit against losses in the first quarter of 2003 as under the provisions of FASB 109 it was not able to accurately forecast when such benefits would be realized against future profits.

The Company recorded a net loss of $622,000 in the first quarter of fiscal 2003 as compared to a net loss of $70,000 in the first quarter of fiscal 2002.  The net loss in the first quarter of fiscal 2003 was substantially larger than the loss in 2002 largely due to the net sales decrease.

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

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2003, our cash and cash equivalents were $188,000 as compared to $231,000 at December 31, 2002.  The Company had short term bank borrowings of $3,765,000 against its line of credit at the end of the first quarter in 2003 compared to $593,000 and an overdraft of $691,000 at the year ended December 31, 2002.

Cash was decreased during the first three months of fiscal 2003 by a net loss of $622,000 compared to a net loss of $70,000 for the same period in fiscal 2002.  After adjusting for depreciation and amortization there was a use of $453,000 of cash in the three months ended March 31, 2003 as compared to a contribution of $185,000 for the same period in fiscal 2002.  Additional cash was utilized in the first three months of fiscal 2003 to fund an increase in accounts receivable of $1,499,000, a decrease in accounts payable of $360,000 and a decrease in accrued liabilities of $533,000.  After including cash used for working capital, there was a total of $2,740,000 in cash used in operating activities in the first three months of fiscal 2003 compared to $2,626,000 in cash used for operating activities in the first three months of fiscal 2002.

There was a net utilization of cash of $29,000 in investing activities in the first three months of fiscal 2003 due to the acquisition of fixed assets compared to $111,000 spent on acquiring fixed assets in the first quarter of 2002.

There was a net contribution of $2,541,000 in cash in the first three months of fiscal 2003 from financing activities.  This net contribution came primarily as the result of proceeds from additional short-term bank borrowings of $3,167,000

As a result of the cash used in operating and investing activities and the cash provided by financing activities, there was a net use of cash in the first three months of fiscal 2003 of $43,000 that resulted in an ending cash balance of $188,000.  This compares to a net contribution of $571,000 in cash for the same period in fiscal 2002 resulting in an ending cash balance of $1,155,000 for that period.

The Company has a $5,000,000 Loan and Security Agreement (Accounts Receivable and Inventory) dated December 7, 2001, with Comeria Bank bearing interest equal to prime plus 0.25% per annum computed daily or a fixed rate term option of LIBOR plus 3%.  Borrowings under this Loan and Security Agreement are collateralized by the Company’s assets and intellectual property.  Specific borrowings are tied to accounts receivable and inventory balances, and the Company must comply with certain covenants with respect to effective net worth and financial ratios.  At March 31, 2003, the Company was not in conformity with its net worth and debt to equity covenants for its U. S. operation.  The Company obtained a waiver from Comerica Bank for the non-conformity as of that date, however there can be no guarantee that they will waive any future violations.  The Company had borrowings of  $3,671,000 and $416,000 against this facility as of March 31, 2003 and December 31, 2002, respectively.

The Company also has a $394,000 (in UK pounds sterling based on the exchange rate at March 31, 2003) bank overdraft agreement with Lloyds Bank Plc through its UK subsidiary.  There were no borrowings against this facility as of March 31, 2003 and December 31, 2002.

The Company has a $633,000 (in Euros, based on the exchange rate at March 31, 2003) bank borrowing facility in Germany with Sparkasse Neumarkt Bank for the German office facility.  As of March 31, 2003 and December 31, 2002, the Company had a total borrowing of $450,000 and $484,000 against this credit facility, respectively.  As of December 31, 2002, the Company had $484,000 borrowed against this facility.  Additionally, there is a revolving line of credit of $220,000 (in Euros, based on the exchange rate at the end of March 31, 2003) with Sparkasse Neumarkt Bank.  As of March 31, 2003 and December 31, 2002, there was a total borrowing of $94,000 and $142,000 against this facility, respectively.

The Company incurred a net loss of $622,000 for the quarter ended March 31, 2003 and has an accumulated deficit of $5,800,000.  Management believes funds generated from operations in 2003 along with its available bank line (Note 3 of the Notes to Condensed Consolidated Financial Statements) will be sufficient to finance the Company’s operations at current levels for the next twelve months. However, the Company is evaluating and may need to pursue additional equity or debt financing in the near future in order address the Company’s capital requirements and overall business objectives.  There can be no assurance that such financing will be available, or if available at a price that is acceptable to the Company.  Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants.  Strategic arrangements, if necessary to raise additional funds, may require the Company to relinquish its rights to certain of its technologies or products.  In addition, management plans to make certain expense reductions during the second quarter of 2003 in those parts of the Company’s operations which the Company does not expect to affect the EFO product launch.  Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have an adverse impact on the Company’s business, operating results and financial condition, as well as its ability to achieve its intended business objectives.

RECENT PRONOUNCEMENTS

In November 2002, the Financial Accounting Standard Board ("FASB") issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities.  The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end.  The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has adopted FIN 45 and this adoption has not had any material impact financial position or results of operations.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Management does not expect the adoption of EITF Issue No. 00-21 to have a material impact on the Company’s financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.”  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. Management is still assessing the impact of FIN 46 on the Company’s financial position and results of operations.

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

Sales of our pool and spa lighting products, which currently are available only with newly constructed pools and spas, depend substantially upon the level of new construction of pools. Sales of commercial lighting products also depend significantly upon the level of new building construction and renovation. Construction levels are affected by housing market trends, interest rates and the weather.  Because of the seasonality of construction, our sales of swimming pool and commercial lighting products, and thus our overall revenues and income, have tended to be significantly lower in the first and third quarter of each year. Various economic and other trends may alter these seasonal trends from year to year, and we cannot predict the extent to which these seasonal trends will continue. Recent and continued weakness in the U.S. economy may continue to affect construction and our business.  Additionally, some business segments, such as themed entertainment, remain weak as a result of reduced air travel following the September 11 tragedy and the outbreak and spread of Severe Acute Respiratory Syndrome, or SARS.  Themed entertainment is a key source of revenues for the Company’s commercial lighting segment and continued softness of this industry will potentially have a material negative effect on the Company’s future commercial lighting sales.

If we are not able to successfully develop, manufacture, market and sell our new products, our operating results will decline.

We expect to introduce additional new products in 2003 in the Pool and Spa Lighting and Commercial Lighting markets.  Delivery of these products may cause the Company to incur additional unexpected research and development expenses.  We could have difficulties manufacturing these new products as a result of our inexperience with them or the costs could be higher than expected.  Also, it is difficult to predict whether the market will accept these new products.  If any of these new products fails to meet expectations, our operating results will be adversely affected.

We operate in markets that are intensely and increasingly competitive.

Competition is increasing in a number of our markets. A number of companies offer directly competitive products, including fiber optic lighting products for downlighting, display case and water lighting, and neon and other lighted signs. The Company is also experiencing competition from light emitting diode products (“LED”) in water lighting and in neon and other lighted signs.  Our competitors include some very large and well-established companies such as Philips, Schott, 3M, Bridgestone, Pentair, Mitsubishi and Osram/Siemens.  All of these companies have substantially greater financial, technical and marketing resources than we do.  We anticipate that any future growth in fiber optic lighting will be accompanied by continuing increases in competition, which could adversely affect our operating results if we cannot compete effectively.

We rely on intellectual property and other proprietary information that may not be protected and that may be expensive to protect.

We currently hold 38 patents. There can be no assurance, however, that our issued patents are valid or that any patents applied for will be issued. We have a policy of seeking to protect our intellectual property through, among other things, the prosecution of patents with respect to certain of our technologies. There are many issued patents and pending patent applications in the field of fiber optic technology, and certain of our competitors hold and have applied for patents related to fiber optic lighting. Although, to date, we have not been involved in litigation challenging our intellectual property rights or asserting intellectual property rights of others, we have in the past received communications from third parties asserting rights in our patents or that our technology infringes intellectual property rights held by such third parties. Based on information currently available to us, we do not believe that any such claims involving our technology or patents are meritorious. However, we may be required to engage in litigation to protect our patent rights or to defend against the claims of others. In the event of litigation to determine the validity of any third party claims or claims by us against such third party, such litigation, whether or not determined in our favor, could result in significant expense and divert the efforts of our technical and management personnel, regardless of the outcome of such litigation.

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

Mitsubishi is the sole supplier of the Company’s fiber, other than the large core fiber the Company manufactures based on technology acquired in the Unison transaction.  The Company also relies on a sole source for certain lamps, reflectors, thin film coating, remote control devices and power supplies.  The loss of one or more of the Company’s suppliers could result in delays in the shipment of products, additional expense associated with redesigning products, impaired margins, reduced production volumes, strained customer relations and loss of business or otherwise harm our results of operations.

We depend on ADLT for a number of components for our products.  ADLT has recently filed for Chapter 11 bankruptcy  This could resul in an interruption of supply for these components.

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

The Company has experienced negative cash flow from operations and may continue to do so in the future.  The Company may need to raise additional capital in the near future, but its ability to do so may be limited.

While the Company has historically been able to fund cash needs from operations, from bank lines of credit or from capital markets, due to competitive, economic or other factors there can be no assurance that the Company will continue to be able to do so.  If the Company’s capital resources are insufficient to satisfy its liquidity requirements and overall business objectives the Company may seek to sell additional equity securities or obtain debt financing.  Adverse business conditions due to a continued weak economic environment or a weak market for the Company’s products have led to and may lead to continued negative cash flow from operations, which may require the Company to raise additional financing, including equity financing.  Any equity financing may be dilutive to stockholders, and debt financing, if available, will increase expenses and may involve restrictive covenants.  The Company may be required to raise additional capital, at times and in amounts, which are uncertain, especially under the current capital market conditions. Under these circumstances, if the Company is unable to acquire additional capital or is required to raise it on terms that are less satisfactory than desired, it may have a material adverse effect on the Company’s financial condition, which could require the Company to curtail its operations significantly, sell significant assets, seek arrangements with strategic partners or other parties that may require it to relinquish significant rights to products, technologies or markets, or explore other strategic alternatives including a merger or sale of the Company.

OTHER FACTORS:

Our business is subject to additional risks that could materially and adversely affect our future business, including:

•      manufacturing risks, including the risks of shortages in materials or components necessary to our manufacturing and assembly operations, the risks of increases in the prices of raw materials and components and the risks of being unable to achieve certain gross profit margin improvements; risks in changes in competitor prices which the Company would need to respond to;

•      risks in changes in competitor prices which the Company would need to respond to;

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2003, the Company had $24,000 in cash held in foreign currencies as translated at period end foreign currency exchange rates. The balances for cash held overseas in foreign currencies are subject to exchange rate risk. The Company has a policy of maintaining cash balances in local currencies unless an amount of cash is occasionally transferred in order to repay intercompany debts.

The Company has a $633,000 (in Euros, based on the exchange rate at March 31, 2003) bank borrowing facility in Germany with Sparkasse Neumarkt Bank for the German office facility.  As of March 31, 2003, the Company had a total borrowing of $450,000 against this credit facility.  Additionally, there is a revolving line of credit of $220,000 (in Euros, based on the exchange rate at the end of March 31, 2003) with Sparkasse Neumarkt Bank.  As of March 31, 2003, there was a total borrowing of $94,000 against this facility.

Item 4.    Controls and Procedures

(a)   Evaluation of disclosure controls and procedures.

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of a date within 90 days prior to the filing date of this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

(b)   Changes in internal controls.

There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 6.            Exhibits and Reports on Form 8-K

(a)           Exhibits.

Exhibit Number		Description of Documents
3(ii)		Bylaws of the Registrant, as amended (composite copy)

99.1	**	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

99.2	**	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

**

In accordance with SEC Release Nos. 33-8212 and 34-47551.  Proposed Rule: Certification of Disclosure in Exchange Act Reports and Interim Guidance Regarding Filing Procedures, the certifications furnished in Exhibits 99.1 and 99.2 hereto are deemed to accompany this Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Exchange Act.  Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

(b)           The Company filed a current report on Form 8-K on April 23, 2003 furnishing under item 12 the Company’s press release relating to its financial results for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIBERSTARS, INC.

Date: May 15, 2003	By:	/s/ David N. Ruckert
David N. Ruckert
Chief Executive Officer

	By:	/s/ Robert A. Connors
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

Date: May 15, 2003
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

Date: May 15, 2003

/s/ Robert A. Connors
Robert A. Connors
Chief Financial Officer

Exhibit Index

Exhibit Number		Description of Documents
3(ii)		Bylaws of the Registrant, as amended (composite copy)

99.1	**	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

99.2	**	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

**

In accordance with SEC Release Nos. 33-8212 and 34-47551.  Proposed Rule: Certification of Disclosure in Exchange Act Reports and Interim Guidance Regarding Filing Procedures, the certifications furnished in Exhibits 99.1 and 99.2 hereto are deemed to accompany this Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Exchange Act.  Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.