Form 10-Q
period 2003-06-30
FIBERSTARS INC /CA/
filed 2003-08-15
CIK 924168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-Q

(Mark one)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes  ☒    No  ☐

The number of outstanding shares of the registrants’ Common Stock, $0.0001 par value, as of July 31, 2003 was 5,594,282.

Item 1.   Financial Statements

FIBERSTARS, INC.

CONDENSED

CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	June 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$966	$231
Accounts receivable trade, net	6,025	5,208
Notes and other accounts receivable	185	239
Inventories, net	6,520	6,808
Prepaids and other current assets	425	343
Total current assets	14,121	12,829

Fixed assets, net	2,318	2,581
Goodwill, net	4,107	4,032
Intangibles, net	385	462
Other assets	176	197
Total assets	$21,107	$20,101

LIABILITIES
Current liabilities:
Accounts payable	$1,721	$2,011
Accrued liabilities	1,946	2,117
Bank overdraft	—	691
Short-term bank borrowings	155	593
Total current liabilities	3,822	5,412
Other long-term liabilities	59	—
Derivative instrument outstanding	633	—
Long-term bank borrowings	464	449
Total liabilities	4,978	5,861

Commitments and contingencies (Note 11)

SHAREHOLDERS’ EQUITY
Common stock	1	1
Additional paid-in capital	21,738	19,611
Note receivable from shareholder	—	(75)
Accumulated other comprehensive income (loss)	105	(119)
Accumulated deficit	(5,715)	(5,178)
Total shareholders’ equity	16,129	14,240
Total liabilities and shareholders’ equity	$21,107	$20,101

The accompanying notes are an integral part of these financial statements

FIBERSTARS, INC.

CONDENSED

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net sales	$7,574	$8,768	$13,453	$16,358
Cost of sales	4,699	5,385	8,532	10,089
Gross profit	2,875	3,383	4,921	6,269
Operating expenses:

Research and development	202	489	398	933
Sales and marketing	1,865	2,173	3,613	3,980
General and administrative	676	698	1,344	1,403
Total operating expenses	2,743	3,360	5,355	6,316
Profit (loss) from operations	132	23	(434)	(47)
Other income (expense):
Equity in joint venture’s income	—	6	—	6
Interest income (expense), net	(28)	(25)	(60)	(51)

Profit (loss) before income taxes	104	4	(494)	(92)
Benefit from (provision for) income taxes	(19)	(1)	(43)	25
Net income (loss)	$85	$3	$(537)	$(67)

Net income (loss) per share – basic	$0.02	$—	$(0.10)	$(0.01)

Shares used in computing net income per share – basic	5,244	5,102	5,179	4,942

Net income (loss) per share – diluted	$0.02	$—	$(0.10)	$(0.01)

Shares used in computing net income (loss) per share – diluted	5,285	5,203	5,179	4,942

The accompanying notes are an integral part of these financial statements

FIBERSTARS, INC.

CONDENSED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(amounts in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss)	$85	$3	$(537)	$(67)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	145	275	224	200
Provision for income taxes	—	(102)	—	(82)
Comprehensive income (loss)	$230	$(176)	$(313)	$51

The accompanying notes are an integral part of these financial statements

FIBERSTARS, INC.

CONDENSED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(537)	$(67)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	445	536
Provision for doubtful accounts receivable	—	60
Equity in joint venture	—	(6)
Deferred income taxes	—	321
Changes in assets and liabilities:
Accounts receivable	(745)	(1,252)
Notes and other receivables	66	(90)
Inventories	373	(726)
Prepaids and other current assets	(82)	429
Other assets	4	89
Accounts payable	(299)	5
Accrued liabilities	(331)	(525)
Total adjustments	(569)	(1,159)
Net cash used in operating activities	(1,106)	(1,226)

Cash flows from investing activities:
Collection of loan made to officer	75	—
Capital distribution from joint venture	19	—
Acquisition of fixed assets	(93)	(310)
Net cash used in investing activities	1	(310)

Cash flows from financing activities:
Cash proceeds from sale of common stock and warrants	2,769	1,025
Repayment of short-term bank borrowings and bank overdraft	(13,201)	(14,323)
Proceeds from short-term bank borrowings and bank overdraft	12,059	14,642
Other long term liabilities	44	—
Net cash provided by financing activities	1,671	1,344

Effect of exchange rate changes on cash	169	(14)

Net increase (decrease) in cash and cash equivalents	735	(206)
Cash and cash equivalents, beginning of period	231	584
Cash and cash equivalents, end of period	$966	$378

Non-cash investing and financing activities:
Purchase of fixed assets by promissory note	$—	$450

The accompanying notes are an integral part of these financial statements

FIBERSTARS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

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

A reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (unaudited, in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Numerator - Basic and Diluted EPS
Net income (loss)	$85	$3	$(537)	$(67)
Denominator - Basic EPS
Weighted average shares outstanding	5,244	5,102	5,179	4,942
Basic net income (loss) per share	$0.02	$—	$(0.10)	$(0.01)

Denominator - Diluted EPS
Denominator - Basic EPS	5,285	5,102	5,179	4,942
Effect of dilutive securities:
Stock options and warrants	41	101	—	—
	5,285	5,203	5,179	4,942
Diluted net income (loss) per share	$0.02	$—	$(0.10)	$(0.01)

The shares outstanding used for calculating basic and diluted EPS include 445,000 shares of common stock issuable for no cash consideration upon exercise of certain exchange provisions of warrants held by Advanced Lighting Technologies, Inc. (“ADLT”).

At June 30, 2003, options and warrants to purchase 1,872,000 shares of common stock were outstanding, but were not included in the calculation of diluted EPS because their inclusion would have been antidilutive.  Options to purchase 1,479,418 shares of common stock were outstanding at June 30, 2002, but were not included in the calculation of diluted EPS for the six months ended June 30, 2002 because their inclusion would have been antidilutive.

Stock Based Compensation

The Company accounts for stock-based compensation plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

(in thousands, except per share amounts):

	Three months ended June 30, 2003		Six months ended June 30, 2003
	2003	2002	2003	2002

Net income (loss)	$85	$3	$(537)	$(67)

Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	—	—	—	—

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax related effects	(88)	(174)	(167)	(353)

Net Loss-Pro forma	(3)	(171)	(704)	(420)

Basic net income (loss) per share—As reported	$0.02	$—	$(0.10)	$(0.01)

Basic net income (loss) per share—Pro forma	$—	$(0.03)	$(0.14)	$(0.08)

Diluted net income (loss) per share—As reported	$0.02	$—	$(0.10)	$(0.01)

Diluted net income (loss) per share—Pro forma	$—	$(0.03)	$(0.14)	$(0.08)

Product Warranties

The Company warrants finished goods against defects in material and workmanship under normal use and service for periods of one to three years for illuminators and fiber.  A liability for the estimated future costs under product warranties is maintained for products outstanding under warranty:

Six months ended June 30, 2003
(in thousands)
Balance at the beginning of the period	$260,000
Accruals for warranties issued during the period	279,000
Accruals related to pre-existing warranties (including changes in estimates)	—
Settlements made during the period (in cash or in kind)	(279,000)
Balance at the end of the period	$260,000

2.   Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost determined using the first-in, first-out cost method) or market and consist of the following (unaudited, in thousands):

	June 30, 2003	December 31, 2002

Raw materials	$5,130	$5,306
Finished goods	1,390	1,502
	$6,520	$6,808

3.   Bank Borrowings

The Company has a $5,000,000 Loan and Security Agreement (Accounts Receivable and Inventory) dated December 7, 2001, with Comerica Bank bearing interest equal to prime plus 0.25% per annum computed daily or a fixed rate term option of LIBOR plus 3%.  Borrowings under this Loan and Security Agreement are collateralized by the Company’s assets and intellectual property.  Specific borrowings are tied to accounts receivable and inventory balances, and the Company must comply with certain covenants with respect to effective net worth and financial ratios.  The Company had no borrowings against this facility as of June 30, 2003 and had borrowings of $416,000 as of December 31, 2002.  The Company was in conformity with its bank covenants as of June 30, 2003.

The Company also has a $413,000 (in UK pounds sterling based on the exchange rate at June 30, 2003) bank overdraft agreement with Lloyds Bank Plc through its UK subsidiary.  There were no borrowings against this facility as of June 30, 2003 and December 31, 2002.

The Company has a $671,000 (contracted in Euros, based on the exchange rate at June 30, 2003) bank borrowing facility in Germany with Sparkasse Neumarkt Bank for the German office facility.  As of June 30, 2003, the Company had a total borrowing of $464,000 against this credit facility.  As of December 31, 2002, the Company had $484,000 borrowed against this facility.  Additionally, there is a revolving line of credit of $233,000 (contracted in Euros, based on the exchange rate at June 30, 2003) with Sparkasse Neumarkt Bank.  As of June 30, 2003 and December 31, 2002, there was a total borrowing of $155,000 and $142,000 against this facility, respectively.

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

A summary of sales by geographic area is as follows (unaudited, in thousands):

	Six months ended June 30,
	2003	2002

U.S. Domestic	$9,919	$12,844
Germany	1,551	1,237
U.K.	1,664	1,673
Other countries	319	604
	$13,453	$16,358

Geographic sales are categorized based on the location of the customer to whom the sales are made.

A summary of sales by product line is as follows (unaudited, in thousands):

	Six months ended June 30,
	2003	2002

Pool and Spa Lighting	$7,235	$10,008
Commercial Lighting	6,218	6,350
	$13,453	$16,358

A summary of geographic long lived assets (fixed assets, goodwill and intangibles) is as follows (in thousands):

	June 30, 2003	December 31, 2002
	(unaudited)
U.S. Domestic	$5,142	$5,501
Germany	1,518	1,418
Other Countries	150	156
	$6,810	$7,075

6.   Recent pronouncements

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

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.”  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. Management does not expect that adoption of FIN 46  to have a material impact on its financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer.  This Statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities.  For nonpublic entities, mandatorily redeemable financial instruments are subject to the provisions of this Statement for the first period beginning after December 15, 2003.  It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption.  The Company does not expect the adoption of SFAS No. 150 to have a material impact on the Company’s financial position, results of operations or cash flows.

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

8.   Related Party Transactions

In previous years, the Company advanced amounts to certain officers by way of promissory notes.  The notes are collateralized by certain issued or potentially issuable shares of the Company’s common stock.  The notes bear interest at rates ranging from 6% to 8% per annum and are repayable at various dates through 2004.  At June 30, 2003 and June 30, 2002, $56,000 and $89,000 was outstanding under the notes, respectively.  At June 30, 2003, $33,000 was included in other assets and $23,000 was included in notes and other receivables.  At December 31, 2002, $34,000 was included in other assets and $28,000 was included in notes and other receivables.   The Company took a charge of $27,000 in relation to renewing options held by a certain director which had expired.  The Company has a policy of renewing options which expire at a price equal to the original option price.

As of June 30, 2003, ADLT was a holder of approximately 18% of the Company’s outstanding common stock.  In January 2000, the Company executed the Mutual Supply Agreement with ADLT under which the Company buys certain lamps and components for its illuminators and through which the Company sells its finished products to ADLT.  The terms of this agreement provide for specified pricing on products purchased from and sold to ADLT and which may in some cases be better pricing for the buyer than it would have received in an arms length transaction. The Company has purchased, and continues to purchase, components from ADLT under the terms of this agreement.  Also, in January 2000, the Company entered into a Development Agreement with Unison, a wholly owned subsidiary of ADLT, under which the Company provided development services for which it received $2 million in fees from October 1999 through January 2001.  In exchange, the Company will pay royalties on the sales of products these technologies produce at a rate of 3% for five years, 2% for the next two years and 1% for the next three years, after which the Company assumes exclusive royalty-free rights to these products.

The Company had sales to ADLT under the terms of the Mutual Supply Agreement and prior supply agreements of $63,000 during the first six months of fiscal 2003 and $186,000 during the first six months of fiscal 2002.  Purchases made from and royalties paid to ADLT by the Company under these agreements amounted to $262,000 during the first six months of fiscal 2003 and $866,000 during the first six months of fiscal 2002.  Accounts receivable from ADLT were $41,000 and $79,000 as of June 30, 2003 and December 31, 2002, respectively, and accounts payable to ADLT were $35,000 and $105,000 as of the same dates, respectively.

9.   Income Taxes

A full valuation allowance is recorded against the Company’s deferred tax assets as management cannot conclude, based on available objective evidence, when the gross value of its deferred tax assets will be realized.

10.   Private Placement

On June 17, 2003, the Company entered into a securities purchase agreement to sell up to 1,350,233 shares of Common Stock and warrants to purchase 405,069 shares of Common Stock for an aggregate purchase price of $4,388,250 in a two-stage private placement.  The first stage of the private placement, involving the sales of 923,078 shares of Common Stock and warrants to purchase 276,922 shares of Common Stock, closed on June 17, 2003 with the Company receiving net proceeds of $2,769,000 (net of fees and expenses).  The purchase price of the Common Stock was $3.25 per share, which was a 12.5% discount on the 10 day average price as of June 1, 2003.  The warrants have an initial exercise price of $4.50 per share and a life of 5 years.  The warrants were valued at $641,000 based on a Black-Scholes calculation as of the June 17, 2003 closing date and under EITF 00-19 were included at that value in long term liabilities as outstanding derivative instrument.  The balance of the net proceeds were accounted for as additional paid in capital.  Under EITF 00-19 the Company will mark-to-market the value of the warrants at the end of each accounting period until the registration statement for the shares and warrants has been declared effective by the Securities and Exchange Commission (“SEC”).  Once the registration statement for the shares and warrants has been declared effective, the warrant value on the effective date will be reclassified to equity as additional paid in capital.  The Company expects to file a registration statement on Form S-3 prior to August 20, 2003.  Subject to SEC comments, the registration statement could become effective prior to the end of the third fiscal quarter.   As a result of the change in value of the warrants from the closing date to the end of the second quarter on June 30, 2003, the Company realized a benefit of $8,000 which was included in other income in the Condensed Consolidated Statement of Operations.   The Securities Purchase Agreement contains certain indemnity provisions associated with the Company’s representations and warranties.

At the second closing of the private placement, the Company plans to sell up to 427,155 shares of Common Stock and warrants to purchase 128,147 shares of Common Stock on the same terms as the shares and warrants issued in the first closing.  The Company expects to receive gross proceeds of $1,388,250 which will be offset by associated fees and expenses.  The second closing is subject to compliance with the terms and conditions of the securities purchase agreement.  Under the Nasdaq Marketplace Rules, shareholder approval of the issuance and sale of the shares and warrants in the second closing was required because the price was less than the greater of book or market value per share and amounted to 20% or more of the Company’s Common Stock.  The shareholders approved the issuance and sale of the shares and warrants in the second closing at a special meeting of shareholders held on August 12, 2003.

11.   Commitments and Contingencies

Refer to Note 10 of the Company’s Notes to Consolidated Financial Statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2002 as filed with the SEC.  On July 10, 2003 a complaint was filed against the Company by a former employee with the U.S. Equal Employment Opportunity Commission (“EEOC”).  The complaint claims the employee was subjected to sexual harassment and was terminated in retaliation.  The Company has supplied the information requested by EEOC which contradicts the claims of the employee who was terminated in September 2002 as part of a reduction in force.  Management believes that the claims are without merit and is pursuing their dismissal with the EEOC.

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

When used in this discussion, the words “expects,” “anticipates,” “estimates,” “believes” and similar expressions are intended to identify forward-looking statements.  These statements, which include statements as to the Company’s future operating results, expected net sales, gross profit margins, expenses and capital expenditure requirements, expected cash flows, expectations regarding foreign supply sources, expectations regarding market conditions and growth, the adequacy of capital resources, our accounting policies and the effect of recent accounting pronouncements, our competitive position and expected developments in competition,  our strategy with regard to protecting our proprietary technology and our evaluation of the merits of intellectual property claims, our belief as to the adequacy of existing cash balances and credit lines, the second closing of our private placement, expectations regarding the filing and effective time of a registration statement on Form S-3, and expected shipment dates for products under development are subject to risks and uncertainties that could cause actual results to differ materially from those projected.  These risks and uncertainties include, but are not limited to, those risks discussed below, as well as our ability to close the second stage of our private placement, our ability to retain and obtain customer and distributor relationships, our ability to maintain relationships with strategic partners including Advanced Lighting Technology, Inc. (“ADLT”), our ability to manage expenses and inventory levels, our ability to increase cash balances in future quarters, the cost of accessing or acquiring technologies or intellectual property, the cost of enforcing or defending intellectual property, risks relating to developing and marketing new products, the ability of our lighting products to meet customer expectations, manufacturing difficulties, possible delays in the release of products, risks associated with the evolution and growth of the fiber optic lighting market, trends in price performance and adoption rates of fiber optic lighting products in Europe and the United States, our dependence on a limited number of suppliers for components and distributors for sales, our ability to obtain high-quality components at reasonable prices, the impact of limited energy resources on our manufacturing operations and business, the impact of technological advances and competitive products, and seasonal and other fluctuations in the construction industry; and the matters discussed below in the subsection entitled “Factors That May Affect Results.”  These forward-looking statements speak only as of the date hereof.  The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

RESULTS OF OPERATIONS

Net sales decreased 14% to $7,574,000 for the quarter ended June 30, 2003, as compared to the same quarter a year ago.  The decrease was primarily the result of a 25% decrease in pool lighting sales due to lower in-ground fiber product sales and spa product sales.  Commercial lighting sales were up by 9% over the same quarter a year ago, led by European sales which were up 23% over sales for the second quarter in 2002.   Net sales were $13,453,000 for the year-to-date period, a decrease of 18% over the first six months of 2002.  The decrease on a year-to-date basis came largely from pool lighting products which were down 28% from the same period a year ago.  For the first six months of 2003, commercial lighting sales were down 2% compared to the first six months of 2002.   The Company expects net sales to be down in 2003 compared to the prior year.

Gross profit was $2,875,000 in the second quarter of fiscal 2003, a 15% decrease compared to the same period in the prior year.  The gross profit margin was 38% for the second quarter of fiscal 2003, compared to the 39% gross profit margin achieved in the same period in 2002.  The gross profit margin was less than the prior year largely due to lower margins in the second quarter from operations in Europe compared to European margins for the same period a year ago as a result of fewer high margin contracts in 2003 as compared to 2002.  Gross profit for the first six months of 2003 was $4,921,000, down 21% from gross profit for the same period last year.  Gross profit margin was 37% for the first six months of 2003 compared to 38% for the first six months of 2002.  The majority of the decline in the gross profit margin occurred in the first quarter when there was a significant decline in sales, which did not allow the Company to leverage its manufacturing overhead costs.  The Company expects the gross profit margin to be relatively unchanged for the year 2003 as compared to 2002.

Research and development expenses were $202,000 in the second quarter of fiscal 2003, a decrease of $287,000 compared with the second quarter of fiscal 2002.  The decrease was largely due to research and development expense credits received from achieving milestones under a development contract with the Defense Advanced Research Projects Agency (“DARPA”) which was signed in February 2003.  In the second quarter of 2003, the Company accrued $478,000in credits for funds to be received from DARPA under this contract.  In addition to these credits there were additional credits received under an award from the National Institute of Science (“NIST”).  A total of $144,000 was credited for NIST funds to be received for work performed in the second quarter of 2003 as compared to a total of $265,000 credited in the second quarter of 2002 for the same award.  For the first six months of 2003 research and development expenses were $398,000 compared to $933,000 for the same period in 2003.  The decrease in expense was primarily due to DARPA credits to research and development expense of $820,000 for funds to be received for milestones achieved during the first six months of 2003.  There were no such credits taken in 2002.  The decrease in research and development expense due to the DARPA credits was partially offset by a decrease in NIST credits ($250,000 in credits in 2003 compared to $389,000 taken in the first six months of 2002) along with increased expenses in project costs and UL testing costs.  The Company expects research and development expenses to decrease substantially for the year 2003 compared to 2002.

Sales and marketing expenses decreased by 14% to $1,865,000 in the second quarter of fiscal 2003 as compared to $2,173,000 for the same period in fiscal 2002.  This decrease was largely due to lower commission expenses of $131,000, partially due to lower sales volume and partially due to a change in our method of marketing pool products from the second quarter of 2002 to the second quarter of 2003.  In the second quarter of 2002, the Company relied on outside sales agents at higher commission rates to sell pool products.  In the third quarter of 2002 the Company moved to inside sales managers to sell pool products which resulted in a decrease in commission expense rates. In addition, there were savings of $170,000 in personnel and travel expenses as a result of headcount reductions taken earlier in the year.  For the first six months of 2003 sales and marketing expenses were $3,613,000 compared to $3,980,000 for the same period in 2002, a 9% decrease.  Most of the decrease was due to the personnel and travel reductions which occurred in the second quarter of 2003, while additional savings were achieved during the first and second quarter as a result of the decrease in commission expense for the reasons described above.  The Company expects sales and marketing expenses to decrease slightly for the year 2003 compared to 2002.

General and administrative costs were $676,000 in the second quarter of fiscal 2003, a decrease of 3% compared to costs in the second quarter of fiscal 2002.  This decrease was largely a result of lower bad debt expense which was lower by $26,000 in 2003.  For the first six months of 2003 general and administrative expenses were $1,344,000 compared to $1,403,000 for the same period in 2002, a 4% decrease.  The decrease was largely due to lower bad debt expense of $56,000, along with lower legal and investor relations costs.  The Company expects general and administrative expenses to be relatively flat for the year 2003 compared to 2002.

Income tax expense was $19,000 for the quarter ended June 30, 2003, compared with an income tax expense of $1,000 for the same period in the prior year.  Income tax expense in the second quarter of 2003 was due to tax expenses from profitable off-shore operations.  For the first six months of 2003 the Company had an income tax expense of $43,000 compared to a benefit of $25,000 for the same period in 2002.  The tax expense in the first six months of 2003 was due to income tax expenses from profitable off-shore operations.

We recorded net income of $85,000 in the second quarter of fiscal 2003 as compared to net income of $3,000 in the second quarter of fiscal 2002.  For the first six months of 2003 the Company had a net loss of $537,000 compared to a net loss of $67,000 for the same period in 2002.  The larger net loss in 2003 was partially due to the decrease in net sales in the first quarter of 2003 compared to the first quarter of 2002.

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2003, our cash and cash equivalents were $966,000 as compared to $231,000 at December 31, 2002.  The Company had no bank borrowings against its U.S. line of credit at the end of the second quarter of 2003 compared to $593,000 and an overdraft of $691,000 at the end of fiscal 2002.

Cash was decreased during the first six months of fiscal 2003 by a net loss of $537,000 compared to a net loss of $67,000 for the same period in fiscal 2002.  After adjusting for depreciation and amortization there was a use of cash of $92,000 in the six months ended June 30, 2003 as compared to a contribution of $469,000 for the same period in fiscal 2002.  Additional cash was utilized in the first six months of fiscal 2003 to fund an increase in accounts receivable of $745,000, a decrease in accounts payable of $299,000 and a decrease in accrued liabilities of $331,000.   After including cash used for working capital, there was a total of $1,106,000 in cash used in operating activities in the first six months of fiscal 2003 compared to $1,226,000 in cash used for operating activities in the first six months of fiscal 2002.

There was a net contribution of cash of $1,000 in investing activities in the first six months of fiscal 2003 compared to $310,000 spent on acquiring fixed assets in the second quarter of 2002.

There was a net contribution of $1,671,000 in cash in the first six months of fiscal 2003 from financing activities.  This net contribution was primarily due to the proceeds from the sale of the Company’s Common Stock and warrants in the first stage of a private placement in June 2003 (discussed below), which netted $2,769,000 net of fees and expenses.  This compares to a net contribution of $1,344,000 from financing activities in 2002, the majority of which came from the sale of stock and warrants in March 2002.

As a result of the cash used in operating and investing activities and the cash provided by financing activities, there was a net increase in cash in the first six months of fiscal 2003 of $735,000 that resulted in an ending cash balance of $966,000.  This compares to a net use of cash of $206,000 for the same period in fiscal 2002 resulting in an ending cash balance of $378,000 for that period.

The Company has a $5,000,000 Loan and Security Agreement (Accounts Receivable and Inventory) dated December 7, 2001, with Comerica Bank bearing interest equal to prime plus 0.25% per annum computed daily or a fixed rate term option of LIBOR plus 3%.  Borrowings under this Loan and Security Agreement are collateralized by the Company’s assets and intellectual property.  Specific borrowings are tied to accounts receivable and inventory balances, and the Company must comply with certain covenants with respect to effective net worth and financial ratios.  The Company had no borrowings against this facility as of June 30, 2003 and had borrowings of $416,000 as of December 31, 2002.  The Company was in conformity with its bank covenants as of June 30, 2003.

The Company also has a $413,000 (in UK pounds sterling based on the exchange rate at June 30, 2003) bank overdraft agreement with Lloyds Bank Plc through its UK subsidiary.  There were no borrowings against this facility as of June 30, 2003 and December 31, 2002.

The Company has a $671,000 (contracted in Euros, based on the exchange rate at June 30, 2003) bank borrowing facility in Germany with Sparkasse Neumarkt Bank for the German office facility.  As of June 30, 2003, the Company had a total borrowing of $464,000 against this credit facility.  As of December 31, 2002, the Company had $484,000 borrowed against this facility.  Additionally, there is a revolving line of credit of $233,000 (contracted in Euros, based on the exchange rate at the end of June 30, 2003) with Sparkasse Neumarkt Bank.  As of June 30, 2003 and December 31, 2002, there was a total borrowing of $155,000 and $142,000 against this facility, respectively.

On June 17, 2003, the Company entered into a securities purchase agreement to sell up to 1,350,233 shares of Common Stock and warrants to purchase 405,069 shares of Common Stock for an aggregate purchase price of $4,388,250 in a two-stage private placement.  The first stage of the private placement, involving the sales of 923,078 shares of Common Stock and warrants to purchase 276,922 shares of Common Stock, closed on June 17, 2003 with the Company receiving net proceeds of $2,769,000 (net of fees and expenses).  The purchase price of the Common Stock was $3.25 per share, which was a 12.5% discount on the 10 day average price as of June 1, 2003.  The warrants have an initial exercise price of $4.50 per share and a life of 5 years.  The warrants were valued at $641,000 based on a Black-Scholes calculation as of the June 17, 2003 closing date and under EITF 00-19 were included at that value in long term liabilities.  The balance of the net proceeds were accounted for as additional paid in capital.  Under EITF 00-19 the Company will mark-to-market the value of the warrants at the end of each accounting period until the registration statement for the shares and warrants has been declared effective by the Securities and Exchange Commission, or SEC.  Once the registration statement for the shares and warrants has been declared effective, the warrant value on the effective date will be reclassified to equity as additional paid in capital.  The Company expects to file its registration statement on Form S-3 prior to August 20, 2003.  Subject to SEC comments, the registration statement could become effective prior to the end of the third fiscal quarter.  As a result of the change in value of the warrants from the closing date to the end of the second quarter on June 30, 2003, the Company realized a benefit of $8,000 which was included in other income in the Condensed Consolidated Statement of Operations.  The Securities Purchase Agreement contains to certain indemnity provisions associated with the Company’s representations and warranties.

At the second closing of the private placement, the Company plans to sell up to 427,155 shares of Common Stock and warrants to purchase 128,147 shares of Common Stock on the same terms as the shares and warrants issued in the first closing.  The Company expects to receive gross proceeds of $1,388,250 which will be offset by associated fees and expenses.  The second closing is subject to compliance with the terms and conditions of the securities purchase agreement.  Under the Nasdaq Marketplace Rules, shareholder approval of the issuance and sale of the shares and warrants in the second closing was required because the price was less than the greater of book or market value per share and amounted to 20% or more of the Company’s Common Stock.  The shareholders approved the issuance and sale of the shares and warrants in the second closing at a special meeting of shareholders held on August 12, 2003.

The Company believes that existing cash balances, proceeds from the private placement and funds available through the Company’s bank lines of credit along with funds that may be generated from operations, will be sufficient to finance the Company’s currently anticipated working capital requirements and capital expenditure requirements for at least the next twelve months.  However, unforeseen adverse competitive, economic or other factors may damage the Company’s cash position, and thereby affect operations.  From time to time the Company may be required to raise additional funds through public or private financing, strategic relationships or other arrangements.  There can be no assurance that such funding, if needed, will be available on terms acceptable to the Company, or at all.  Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may require the Company to relinquish its rights to certain of its technologies or products.  Failure to generate sufficient revenues or to raise capital when needed could have an adverse impact on the Company’s business, operating results and financial condition, as well as its ability to achieve its intended business objectives.

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

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.”  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. Management does not expect that adoption of FIN 46 to have a material impact on its financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer.  This Statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities.  For nonpublic entities, mandatorily redeemable financial instruments are subject to the provisions of this Statement for the first period beginning after December 15, 2003.  It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption.  The Company does not expect the adoption of SFAS No. 150 to have a material impact on the Company’s financial position, results of operations or cash flows.

FACTORS THAT MAY AFFECT RESULTS

Our operating results are subject to fluctuations caused by many factors which could result in decreased revenues and a drop in the price of our common stock.

Our operating results can vary significantly depending upon a number of factors.  It is difficult to predict the lighting market’s acceptance of and demand for our products on a quarterly basis, and the level and timing of orders received can fluctuate substantially. Our sales volumes fluctuate, as does the relative volume of sales of our various products with significantly different product margins.  Historically we have shipped a substantial portion of our quarterly sales in the last month of each of the second and fourth quarters of the year.  Our product development and marketing expenditures may vary significantly from quarter to quarter and are made well in advance of potential resulting revenue.  Significant portions of our expenses are relatively fixed in advance based upon our forecasts of future sales. If sales fall below our expectations in any given quarter, we will not be able to make any significant adjustment in our operating expenses, and our operating results will be adversely affected.

Our sales are dependent upon new construction levels and are subject to seasonal general economic trends.

Sales of our pool and spa lighting products, which currently are available only with newly constructed pools and spas, depend substantially upon the level of new construction of pools. Sales of commercial lighting products also depend significantly upon the level of new building construction and renovation. Construction levels are affected by housing market trends, interest rates and the weather.  Because of the seasonality of construction, our sales of swimming pool and commercial lighting products, and thus our overall revenues and income, have tended to be significantly lower in the first and third quarter of each year. Various economic and other trends may alter these seasonal trends from year to year, and we cannot predict the extent to which these seasonal trends will continue. Recent and continued weakness in the U.S. economy may continue to affect construction and our business.  Additionally, some business segments, such as themed entertainment, remain weak as a result of reduced air travel following the September 11 tragedy and the outbreak and spread of Severe Acute Respiratory Syndrome, or SARS.  Themed entertainment is a key source of revenues for our commercial lighting segment and continued softness of this industry will potentially have a material negative effect on our future commercial lighting sales.

If we are not able to timely and successfully develop, manufacture, market and sell our new products, our operating results will decline.

We expect to introduce additional new products in 2003 in the Pool and Spa Lighting and Commercial Lighting markets.  Delivery of these products may cause us to incur additional unexpected research and development expenses.  We could have difficulties manufacturing these new products as a result of our inexperience with them or the costs could be higher than expected.  Any delays in the introduction of these new products could result in lost sales, loss of customer confidence and loss of market share.  Also, it is difficult to predict whether the market will accept these new products.  If any of these new products fails to meet expectations, our operating results will be adversely affected.

We operate in markets that are intensely and increasingly competitive.

Competition is increasing in a number of our markets. A number of companies offer directly competitive products, including fiber optic lighting products for downlighting, display case and water lighting, and neon and other lighted signs. We are also experiencing competition from light emitting diode, LED, products in water lighting and in neon and other lighted signs.  Our competitors include some very large and well-established companies such as Philips, Schott, 3M, Bridgestone, Pentair, Mitsubishi and Osram/Siemens.  All of these companies have substantially greater financial, technical and marketing resources than we do.  We may not be able to adequately respond to fluctuations in competitor pricing.  We anticipate that any future growth in fiber optic lighting will be accompanied by continuing increases in competition, which could adversely affect our operating results if we cannot compete effectively.

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

Most of our products are sold through distributors, and we do not have long-term contracts with our distributors.  Some of these distributors are quite large, particularly in the pool products market.  If these distributors significantly change their terms with us or change their historical pattern of ordering products from us, there could be a significant impact on our revenues and profits.

The loss of a key sales representative could have a negative impact on our net sales and operating results.

We rely on key sales representatives for a significant portion of our sales.  These sales representatives have unique relationships with our customers and would be difficult to replace.  The loss of a key sales representative could interfere with our ability to maintain customer relationships and result in declines in our net sales and operating results.

We depend on key employees in a competitive market for skilled personnel, and the loss of the services of any of our key employees could materially affect our business.

Our future success will depend to a large extent on the continued contributions of certain employees, many of whom would be difficult to replace.  Our future success will also depend on our ability to attract and retain qualified technical, sales, marketing and management personnel, for whom competition is intense.  The loss of or failure to attract and retain any such persons could delay product development cycles, disrupt our operations or otherwise harm our business or results of operations.

We depend on a limited number of suppliers from whom we do not have a guarantee to adequate supplies, increasing the risk that loss of or problems with a single supplier could result in impaired margins, reduced production volumes, strained customer relations and loss of business.

Mitsubishi is the sole supplier of the our fiber, other than the large core fiber we manufacture based on technology acquired in the Unison transaction.  We also rely on a sole source for certain lamps, reflectors, thin film coating, remote control devices and power supplies.  The loss of one or more of our suppliers could result in delays in the shipment of products, additional expense associated with redesigning products, impaired margins, reduced production volumes, strained customer relations and loss of business or otherwise harm our results of operations.

We depend on ADLT for a number of components for our products.  ADLT has recently filed for Chapter 11 bankruptcy  This could result in an interruption of supply and increased costs for these components.

ADLT supplies us with certain lamps, power supplies, reflectors and coatings.  We have identified alternative suppliers for these components, but there could be an interruption of supply and increased costs if a transition to a new supplier were required.  We could lose current or prospective customers as a result of supply interruptions.  Increased costs would negatively impact our gross profit margins and results of operations.

We are becoming increasingly dependent on foreign sources of supply for many of our components and in some cases complete assemblies, which due to distance or political events may result in a lack of timely deliveries.

In order to save costs, we are continually seeking off-shore supply of components and assemblies.  This results in longer lead times for deliveries which can mean less responsiveness to sudden changes in market demand for the products involved.  Some of the countries where components are sourced may be less stable politically than the U.S., and this could lead to an interruption of the delivery of key components.  Delays in the delivery of key components could result in delays in product shipments, additional expenses associated with locating alternative component sources or redesigning products, impaired margins, reduced production volumes, strained customer relations and loss of customers, any of which could harm our results of operations.

We are subject to manufacturing risks, including fluctuations in the costs of purchased components and raw materials due to market demand, shortages and other factors.

We depend on various components and raw materials for use in the manufacturing of our products.  We may not be able to successfully manage price fluctuations due to market demand or shortages.  In addition to risks associated with sole and foreign suppliers, significant increases in the costs of or sustained interruptions in our receipt of adequate amounts of necessary components and raw materials could harm our margins, result in manufacturing halts and negatively impact our results of operations.

Because we depend on a limited number of significant customers for our net sales, the loss of a significant customer, reduction in order size, or the effects of volume discounts granted to significant customers from time to time could harm our operating results.

Our business is currently dependent on a limited number of significant customers, and we anticipate that we will continue to rely on a limited number of customers.  The loss of any significant customer would harm our net sales and operating results.  Customer purchase deferrals, cancellations, reduced order volumes or non-renewals from any particular customer could cause our quarterly operating results to fluctuate or decline and harm our business.  In addition, volume discounts granted to significant customers from time to time could lead to reduced profit margins, and negatively impact our operating results.

Our components and products could have design, defects or compatibility issues, which could be costly to correct and could result in the rejection of our products and damage to our reputation, as well as lost sales, diverted development resources and increased warranty reserves and manufacturing costs.

We cannot be assured that we will not experience defects or compatibility issues in components or products in the future.  Errors or defects in our products may arise in the future, and, if significant or perceived to be significant, could result in rejection of our products, product returns or recalls, damage to our reputation, lost revenues, diverted development resources and increased customer service and support costs and warranty claims. Errors or defects in our products could also result in product liability claims.  We estimate warranty and other returns and accrue reserves for such costs at the time of sale.  Any estimates, reserves or accruals may be insufficient to cover sharp increases in product returns, and such returns may harm our operating results.  In addition, customers may require design changes in our products in order to suit their needs.  Losses, delays or damage to our reputation due to design or defect issues would likely harm our business, financial condition and results of operations.

If we are unable to predict market demand for our products and focus our inventories and development efforts to meet market demand, we could lose sales opportunities and experience a decline in sales.

In order to arrange for the manufacture of sufficient quantities of products and avoid excess inventory we need to accurately predict market demand for each of our products. Significant unanticipated fluctuations in demand could cause problems in our operations.  We may not be able to accurately predict market demand in order to properly allocate our manufacturing and distribution resources among our products.  As a result we may experience declines in sales and lose, or fail to gain, market share.

We depend on collaboration with third parties, who are not subject to material contractual commitments, to augment our research and development efforts.

Our research and development efforts include collaboration with third parties.  Many of these third parties are not bound by any material contractual commitment leaving them free to end their collaborative efforts at will.  Loss of these collaborative efforts would adversely affect our research and development efforts and could have a negative effect on our competitive position in the market.  In addition, arrangements for joint development efforts may require us to make royalty payments on sales of resultant products or enter into licensing agreements for the technology developed, which could increase our costs and negatively impact our results of operations.

We have experienced negative cash flow from operations and may continue to do so in the future.  We may need to raise additional capital in the near future, but our ability to do so may be limited.

While we have historically been able to fund cash needs from operations, from bank lines of credit or from capital markets, due to competitive, economic or other factors there can be no assurance that we will continue to be able to do so.  If our capital resources are insufficient to satisfy our liquidity requirements and overall business objectives we may seek to sell additional equity securities or obtain debt financing.  Adverse business conditions due to a continued weak economic environment or a weak market for our products have led to and may lead to continued negative cash flow from operations, which may require us to raise additional financing, including equity financing.  Any equity financing may be dilutive to shareholders, and debt financing, if available, will increase expenses and may involve restrictive covenants.  We may be required to raise additional capital, at times and in amounts, which are uncertain, especially under the current capital market conditions. Under these circumstances, if we are unable to acquire additional capital or are required to raise it on terms that are less satisfactory than desired, it may have a material adverse effect on our financial condition, which could require us to curtail our operations significantly, sell significant assets, seek arrangements with strategic partners or other parties that may require us to relinquish significant rights to products, technologies or markets, or explore other strategic alternatives including a merger or sale of our company.

Our stock price has been and will likely continue to be volatile.

Our stock price has been and is likely to be highly volatile.  Our stock price could fluctuate significantly due to a number of factors, including:

•      variations in our anticipated or actual operating results;

•      sales of substantial amounts of our stock;

•      announcements about us or about our competitors, including technological innovation or new products or services;

•      conditions in the fiber optic lighting industry;

•      governmental regulation and legislation; and changes in securities analysts’ estimates of our performance, or our failure to meet analysts’ expectations.

Many of these factors are beyond our control.

In addition, the stock markets in general, and the Nasdaq National Market and the market for fiber optic lighting and technology companies in particular, have experienced extreme price and volume fluctuations recently.  These fluctuations often have been unrelated or disproportionate to the operating performance of these companies.  These broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance.

In the past, companies that have experienced volatility in the market prices of their stock have been the object of securities class action litigation.  If we were the object of securities class action litigation, it could result in substantial costs and a diversion of management’s attention and resources.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2003, the Company had $24,000 in cash held in foreign currencies as translated at period end foreign currency exchange rates. The balances for cash held overseas in foreign currencies are subject to exchange rate risk. The Company has a policy of maintaining cash balances in local currencies unless an amount of cash is occasionally transferred in order to repay intercompany debts.

The Company has a $671,000 (contracted in Euros, based on the exchange rate at June 30, 2003) bank borrowing facility in Germany with Sparkasse Neumarkt Bank for the German office facility.  As of June 30, 2003, the Company had a total borrowing of $464,000 against this credit facility.  Additionally, there is a revolving line of credit of $233,000 (contracted in Euros, based on the exchange rate at the end of June 30, 2003) with Sparkasse Neumarkt Bank.  As of June 30, 2003, there was a total borrowing of $155,000 against this facility.

Item 4.   Controls and Procedures

(a)          Evaluation of disclosure controls and procedures.

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

(b)         Changes in internal control over financial reporting.

There was no significant changes in our internal control or over our financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation described in item 4(a) above that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II  -  OTHER INFORMATION

Item 2.                         Changes in Securities and Use of Proceeds

(a)                                  On September 12, 2001, our Board of Directors declared a dividend distribution of one “Right” for each outstanding share of our common stock to shareholders of record at the close of business on September 26, 2001.  The description and terms of the Rights are set forth in a Rights Agreement between Fiberstars and Mellon Investor Services LLC, as Rights Agent, as amended by Amendment No. 2 thereto.

On June 13, 2003, our Board of Directors approved amendments to the terms and conditions of the Rights to, among other things, (i) allow Advanced Lighting Technologies, Inc. together with its affiliated or associated persons or entities (“ADLT”) and Trigran Investments LP together with its affiliated or associated persons or entities (“Trigran”) the opportunity to participate in a private placement by Fiberstars without becoming an Acquiring Person (as defined in the Rights Agreement), and (ii) clarify the definition of a beneficial owner with respect to each of ADLT and Trigran to include all shares of common stock issuable upon exercise of warrants which each may respectively hold at any given time.

The foregoing description does not purport to be complete and is qualified in its entirety by reference to the description of the Rights and their terms set forth in the Rights Agreement and Amendment No. 2 thereto, a copy of which was filed as Exhibit 4.2 to our Amendment No. 2 to Registration Statement on Form 8-A filed on July 15, 2003.  A copy of the Rights Agreement was originally filed as Exhibit 4.1 to our Registration Statement on Form 8-A filed on September 21, 2001.

(c)                                  On June 17, 2003, we entered into a Securities Purchase Agreement with a total of 10 private investors to invest up to approximately $4,388,250 million in Fiberstars in a private placement of our common stock and warrants to purchase shares of our common stock.  The private placement will close in two stages.  The first stage, involving the sale of 923,078 shares of common stock and warrants to purchase 276,922 shares of common stock, closed on June 17, 2003, with gross proceeds of $3,000,000.  The second closing of the private placement, involving the sale of up to 427,155 shares of common stock and warrants to purchase 128,147 shares of common stock, is subject to compliance with the terms and conditions of the securities purchase agreement.  Under the Nasdaq Marketplace Rules, shareholder approval of the issuance and sale of the shares and warrants in the second closing was required because the price was less than the greater of book or market value per share and amounted to 20% or more of our common stock.  The shareholders approved the issuance and sale of the shares and warrants in the second closing at a special meeting of shareholders held on August 12, 2003.  The purchase price of the shares of common stock issued under the Securities Purchase Agreement is $3.25 per share.  The warrants issued pursuant to the Securities Purchase Agreement have an exercise price of $4.50 per share.  Each warrant has a term of five years and is not exercisable for 183 days from the date of the closing in which the warrant was issued.

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

Item 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  The Annual Meeting of Stockholders was held on May 21, 2003.

(b)  The matters voted upon at the meeting and results of the voting with respect to those matters were as follows:

(1)  Election of Directors.

	Votes For	Withheld
David N. Ruckert	3,772,642	6,926
John B. Stuppin	3,772,442	7,126
Theodore L. Eliot, Jr.	3,772,142	7,426
Wayne R. Hellman	3,733,704	45,864
Sabu Krishnan	3,770,442	9,126
David Traversi	3,744,071	35,497
Philip Wolfson	3,771,442	8,126

(2)  Ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent accountants.

Votes For	Against	Abstain

3,775,787	1,865	1,916

Item 6.                                   Exhibits and Reports on Form 8-K

(a)                                  Exhibits.

Exhibit Number	Description of Documents

4.1

Amendment No. 2 to the Rights Agreement dated June 17, 2003 between the Registrant and Mellon Investor Services, LLC (incorporated by reference to Exhibit 4.2 to the Company’s Amendment No. 2 to Registration Statement on Form 8-A filed with the Commission on July 15, 2003).

4.2

Securities Purchase Agreement dated June 17, 2003 by and among the Registrant and the Investors named therein (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 19, 2003).

4.3

Form of Common Stock Warrant issued to each of the Investors named in the Securities Purchase Agreement dated June 17, 2003 (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the Commission on June 19, 2003).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

32.2**	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

**

In accordance with item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986,  Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act.  Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

(b)                                 Reports on Form 8K:

On April 23, 2003, the Company filed a current report on Form 8-K furnishing under item 12 the Company’s press release relating to its financial results for the quarter ended March 31, 2003.

On June 19, 2003 the Company filed a Current Report on Form 8-K reporting under items 5 and 7 the amendment of the Company’s Rights Agreement and the execution of a Securities Purchase Agreement dated as of June 17, 2003 for the sale of the Company’s common stock and warrants to purchase shares of the Company’s common stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIBERSTARS, INC.

Date: August 14, 2003	By:	/s/ David N. Ruckert

David N. Ruckert

Chief Executive Officer

	By:	/s/ Robert A. Connors

Robert A. Connors

Chief Financial Officer

(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description of Documents
4.1

Amendment No. 2 to the Rights Agreement dated June 17, 2003 between the Registrant and Mellon Investor Services, LLC (incorporated by reference to Exhibit 4.2 to the Company’s Amendment No. 2 to Registration Statement on Form 8-A filed with the Commission on July 15, 2003).

4.2

Securities Purchase Agreement dated June 17, 2003 by and among the Registrant and the Investors named therein (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 19, 2003).

4.3

Form of Common Stock Warrant issued to each of the Investors named in the Securities Purchase Agreement dated June 17, 2003 (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the Commission on June 19, 2003).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1**	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).
32.2**	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

**

In accordance with item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986,  Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act.  Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.