Form 10-Q
period 2003-09-30
FIBERSTARS INC /CA/
filed 2003-11-14
CIK 924168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act)

Yes  ☐    No  ☒

The number of outstanding shares of the registrants’ Common Stock, $0.0001 par value, as of October 31, 2003 was 6,021,437.

Part I - FINANCIAL INFORMATION

Item 1.           Financial Statements

FIBERSTARS, INC.

CONDENSED

CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	September 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,539	$231
Accounts receivable trade, net	4,640	5,208
Notes and other accounts receivable	168	239
Inventories, net	6,552	6,808
Prepaids and other current assets	338	343
Total current assets	15,237	12,829

Fixed assets, net	2,276	2,581
Goodwill, net	4,103	4,032
Intangibles, net	346	462
Other assets	199	197
Total assets	$22,161	$20,101

LIABILITIES
Current liabilities:
Accounts payable	$1,588	$2,011
Accrued liabilities	2,318	2,117
Bank overdraft	—	691
Short-term bank borrowings	109	593
Total current liabilities	4,015	5,412
Other long-term liabilities	54	—
Long-term bank borrowings	460	449
Total liabilities	4,529	5,861

Commitments and contingencies (Note 11)

SHAREHOLDERS’ EQUITY
Common stock	1	1
Additional paid-in capital	23,423	19,611
Note receivable from shareholder	—	(75)
Accumulated other comprehensive income (loss)	104	(119)
Accumulated deficit	(5,896)	(5,178)
Total shareholders’ equity	17,632	14,240
Total liabilities and shareholders’ equity	$22,161	$20,101

The accompanying notes are an integral part of these financial statements

FIBERSTARS, INC.

CONDENSED

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Net sales	$6,367	$7,155	$19,820	$23,513
Cost of sales	4,007	4,588	12,539	14,677
Gross profit	2,360	2,567	7,281	8,836

Operating expenses:
Research and development	358	771	757	1,704
Sales and marketing	1,620	2,006	5,233	5,986
General and administrative	540	660	1,884	2,063
Total operating expenses	2,518	3,437	7,874	9,753
Loss from operations	(158)	(870)	(593)	(917)

Other income (expense):
Equity in joint venture’s income	—	—	—	6
Interest income (expense), net	37	(14)	(22)	(65)
Loss before income taxes	(121)	(884)	(615)	(976)

Provision for income taxes	(60)	(2,090)	(102)	(2,065)
Net Loss	$(181)	$(2,974)	$(717)	$(3,041)

Net loss per share—basic and diluted	$(0.03)	$(0.58)	$(0.13)	$(0.61)

Shares used in computing net loss per share—basic and diluted	6,239	5,107	5,469	4,998

The accompanying notes are an integral part of these financial statements

FIBERSTARS, INC.

CONDENSED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(amounts in thousands)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Net loss	$(181)	$(2,974)	$(717)	$(3,041)

Other comprehensive income (loss) net of tax:
Foreign currency translation adjustments	2	90	356	208
Provision for income taxes	(1)	—	(131)	—
Comprehensive loss	$(180)	$(2,884)	$(492)	$(2,833)

FIBERSTARS, INC.

CONDENSED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine months ended September 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(717)	$(3,041)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	661	852
Provision for doubtful accounts receivable	—	60
Equity in joint venture	19	(6)
Deferred income taxes	—	2,405
Changes in assets and liabilities:
Accounts receivable	661	1,401
Notes and other receivables	84	(60)
Inventories	359	(1,458)
Prepaids and other current assets	3	177
Other assets	(17)	102
Accounts payable	(436)	(439)
Accrued liabilities	39	(400)
Total adjustments	1,373	(2,634)
Net cash provided by (used in) operating activities	656	(407)

Cash flows from investing activities:
Collection of loan made to officer	75	—
Acquisition of fixed assets	(218)	(173)
Net cash used in investing activities	(143)	(173)

Cash flows from financing activities:
Cash proceeds from sale of common stock	3,812	1,019
Repayment of short-term bank borrowings and bank overdraft	(13,273)	(14,343)
Proceeds from short-term bank borrowings and bank overdraft	12,059	14,287
Other long term liabilities	30	—
Net cash provided by financing activities	2,628	963

Effect of exchange rate changes on cash	167	58

Net increase in cash and cash equivalents	3,308	441
Cash and cash equivalents, beginning of period	231	584
Cash and cash equivalents, end of period	$3,539	$1,025

Non-cash investing and financing activities:
Purchase of fixed assets by promissory note	$—	$450

The accompanying notes are an integral part of these financial statements

FIBERSTARS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003
(Unaudited)

1.              Summary of Significant Accounting Policies

Interim Financial Statements (unaudited)

Although unaudited, the interim financial statements in this report reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods covered and of the financial condition of Fiberstars, Inc. (the “Company”) at the interim balance sheet dates.  The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

Year-end Balance Sheet

The year-end balance sheet information was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.  These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2002, contained in the Company’s 2002 Annual Report on Form 10-K.

Foreign Currency Translation

The Company’s international subsidiaries use their local currency as their functional currency. For those subsidiaries, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the year.  Resulting translation adjustments are recorded to a separate component of shareholders’ equity and as an element of other comprehensive income or loss.

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing income available to shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS is computed by giving effect to all dilutive potential common shares that were outstanding during the period.  Dilutive potential common shares consist of incremental shares issuable upon exercise of stock options and warrants.

A reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (unaudited, in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Numerator—Basic and Diluted EPS
Net income (loss)	$(181)	$(2,974)	$(717)	$(3,041)
Denominator—Basic and Diluted EPS
Weighted average shares outstanding	6,239	5,107	5,469	4,998
Basic and Diluted net income (loss) per share	$(0.03)	$(0.58)	$(0.13)	$(0.61)

The shares outstanding used for calculating basic and diluted EPS include 445,000 shares of common stock issuable for no cash consideration upon exercise of certain exchange provisions of warrants held by Advanced Lighting Technologies, Inc. (“ADLT”).

At September 30, 2003, options and warrants to purchase 2,165,000 shares of common stock were outstanding, but were not included in the calculation of diluted EPS because their inclusion would have been antidilutive.  Options to purchase 1,620,580 shares of common stock were outstanding at September 30, 2002, but were not included in the calculation of diluted EPS for the nine months ended September 30, 2002 because their inclusion would have been antidilutive.

Stock Based Compensation

The Company accounts for employee stock-based compensation using the intrinsic value-based recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  The Company accounts for stock based compensation to non-employees using Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("Statement") No. 123, Accounting for Stock Based Compensation.  The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123 pursuant to the disclosure provisions required by FASB Statement No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure  to stock-based employee compensation.

(in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Net income (loss) - as reported	$(181)	$(2,974)	$(717)	$(3,041)

Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	—	—	—	—

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax related effects	(90)	(167)	(257)	(520)

Net Loss-Pro forma	(271)	(3,141)	(974)	(3,561)

Basic and Diluted net loss per share—As reported	$(0.03)	$(0.58)	$(0.13)	$(0.61)

Basic and Diluted net loss per share—Pro forma	$(0.03)	$(0.62)	$(0.18)	$(0.71)

Product Warranties

The Company warrants finished goods against defects in material and workmanship under normal use and service for periods of one to three years for illuminators and fiber.  A liability for the estimated future costs under product warranties is maintained for products under warranty:

Nine months ended September 30, 2003
(in thousands)
Balance at the beginning of the period	$260,000
Accruals for warranties issued during the period	576,000
Accruals related to pre-existing warranties (including changes in estimates)	—
Settlements made during the period (in cash or in kind)	(546,000)
Balance at the end of the period	$290,000

2.              Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost determined using the first-in, first-out cost method) or market and consist of the following (in thousands):

	September 30, 2003	December 31, 2002
	(unaudited)
Raw materials	$5,204	$5,306
Finished goods	1,348	1,502
	$6,552	$6,808

3.              Bank Borrowings

The Company has a $5,000,000 Loan and Security Agreement (Accounts Receivable and Inventory) dated December 7, 2001, with Comerica Bank bearing interest equal to prime plus 0.25% per annum computed daily or a fixed rate term option of LIBOR plus 3%.  Borrowings under this Loan and Security Agreement are collateralized by the Company’s assets and intellectual property.  Specific borrowings are tied to accounts receivable and inventory balances, and the Company must comply with certain covenants with respect to effective net worth and financial ratios.  The Company had no borrowings against this facility as of September 30, 2003 and had borrowings of $416,000 as of December 31, 2002.  The Company was in conformity with its bank covenants as of September 30, 2003.

The Company also has a $416,000 (in UK pounds sterling based on the exchange rate at September 30, 2003) bank overdraft agreement with Lloyds Bank Plc through its UK subsidiary.  There were no borrowings against this facility as of September 30, 2003 and December 31, 2002.

As of September 30, 2003, the Company had a total borrowing of $460,000 (in Euros based on the exchange rate effective as of September 30, 2003) against a note payable secured by real property owned by its German subsidiary.  As of December 31, 2002, the Company had $484,000 borrowed against this note.  Additionally, there is a revolving line of credit of $238,000 (contracted in Euros, based on the exchange rate at September 30, 2003) with Sparkasse Neumarkt Bank.  As of September 30, 2003 and December 31, 2002, there was a total borrowing of $81,000 and $142,000 against this facility, respectively.

4.              Comprehensive Operations

Comprehensive income (loss) is defined as net income (loss) plus sales, expenses, gains and losses that, are included in comprehensive income (loss) but excluded from net income (loss).  A separate statement of comprehensive operations has been presented with this report.

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

A summary of sales by geographic area is as follows (unaudited, in thousands):

	Nine months ended September 30,
	2003	2002

U.S. Domestic	$14,236	$18,145
Germany	2,508	2,039
U.K.	2,591	2,652
Other countries	485	677
	$19,820	$23,513

Geographic sales are categorized based on the location of the customer to whom the sales are made.

A summary of sales by product line is as follows (unaudited, in thousands):

	Nine months ended September 30,
	2003	2002

Pool and Spa Lighting	$10,407	$13,616
Commercial Lighting	9,413	9,897
	$19,820	$23,513

A summary of geographic long lived assets (fixed assets, goodwill and intangibles) is as follows (in thousands):

	September 30, 2003	December 31, 2002
	(unaudited)

U.S. Domestic	$5,057	$5,501
Germany	1,522	1,418
Other countries	146	156
	$6,725	$7,075

6.              Recent pronouncements

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer.  This Statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption.  The adoption of Statement No. 150 did not have an impact on the Company’s financial position, results of operations or cash flows.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  The adoption of EITF Issue No. 00-21 did not have a material impact on the Company’s financial position or results of operations or cashflows.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.”  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have a material impact on the Company’s financial position or results of operations or cash flows.

7.              Purchased In-process Research and Development

In February 2000, the Company purchased certain assets of Unison Fiber Optic Systems, Inc. (“Unison”) and accounted for the acquisition as a purchase.  Acquired intangible assets are being amortized using the straight-line method over the estimated useful life of the assets ranging from 3 to 7 years.

8.              Related Party Transactions

In previous years, the Company advanced amounts to certain officers by way of promissory notes.  The notes are collateralized by certain issued or potentially issuable shares of the Company’s common stock.  The notes bear interest at rates ranging from 6% to 8% per annum and are repayable at various dates through 2004.  At September 30, 2003 and September 30, 2002, $35,000 and $62,000 were outstanding under the notes, respectively.  At September 30, 2003, $25,000 was included in other assets and $10,000 was included in notes and other receivables.  At December 31, 2002, $34,000 was included in other assets and $28,000 was included in notes and other receivables.   In the second quarter of this year the Company took a charge of $27,000 in relation to renewing options held by a certain director which had expired.  The Company has a policy of renewing options that expire at a price equal to the original option price which results in a new measurement date under APB No. 25.

As of September 30, 2003, ADLT was a holder of approximately 18% of the Company’s outstanding common stock.  In January 2000, the Company executed the Mutual Supply Agreement with ADLT under which the Company buys certain lamps and components for its illuminators and through which the Company sells its finished products to ADLT.  The terms of this agreement provide for specified pricing on products purchased from and sold to ADLT. The Company has purchased, and continues to purchase, components from ADLT under the terms of this agreement.  Also, in January 2000, the Company entered into a Development Agreement with Unison, a wholly owned subsidiary of ADLT, under which the Company provided development services for which it received $2 million in fees from October 1999 through January 2001.  In exchange, the Company will pay royalties on the sales of products these technologies produce at a rate of 3% for five years, 2% for the next two years and 1% for the next three years, after which the Company assumes exclusive royalty-free rights to these products.

The Company had sales to ADLT under the terms of the Mutual Supply Agreement and prior supply agreements of $99,000 during the first nine months of fiscal 2003 and $269,000 during the first nine months of fiscal 2002.  Purchases made from and royalties paid to ADLT by the Company under these agreements amounted to $400,000 during the first nine months of fiscal 2003 and $1,201,000 during the first nine months of fiscal 2002.  Accounts receivable from ADLT were $36,000 and $79,000 as of September 30, 2003 and December 31, 2002, respectively, and accounts payable to ADLT were $63,000 and $105,000 as of the same dates, respectively.

9.              Income Taxes

A full valuation allowance is recorded against the Company’s U.S. deferred tax assets as management cannot conclude, based on available objective evidence, when the gross value of its deferred tax assets will be realized.  The Company accrues foreign tax expenses or benefits as these are incurred.

10.       Private Placement

On June 17, 2003, the Company entered into a securities purchase agreement to sell up to 1,350,233 shares of Common Stock and warrants to purchase 405,069 shares of Common Stock for an aggregate purchase price of $4,388,250 in a two-stage private placement.  The first stage of the private placement, involving the sale of 923,078 shares of Common Stock and warrants to purchase 276,922 shares of Common Stock, closed on June 17, 2003 with the Company receiving net proceeds of $2,769,000 (net of fees and expenses).  The second stage of the private placement, involving the sale of 427,155 shares of Common Stock and warrants to purchase 128,147 shares of Common Stock, closed on August 18, 2003 with the Company receiving net proceeds of  $1,043,000 (net of fees and expenses).  As required by Nasdaq Marketplace Rules, the issuance and sale of the shares and warrants in the second stage were subject to shareholder approval because the price was less than the greater of book or market value per share and amounted to 20% or more of the Company’s Common Stock.  The shareholders approved the issuance and sale of the shares and warrants in the second stage at a special meeting of shareholders held on August 12, 2003.  For both stages, the purchase price of the Common Stock was $3.25 per share, which was a 12.5% discount on the 10 day average price as of June 1, 2003.  The warrants have an initial exercise price of $4.50 per share and a life of 5 years.  The warrants were valued at $641,000 and $297,000 for the first and second stages, respectively, based on a Black-Scholes calculation as of the June 17, 2003 and August 18, 2003 closing dates and under EITF 00-19 were included at those values in long term liabilities at the time of each closing.  The balance of the net proceeds was accounted for as additional paid in capital.  Under EITF 00-19, the Company marked-to-market the value of the warrants at the end of each accounting period until the registration statement for the shares and warrants was declared effective by the Securities and Exchange Commission (“SEC”) on September 24, 2003.  Once the registration statement for the shares and warrants was declared effective, the warrant value on the effective date was reclassified to equity as additional paid in capital.  As a result of the change in value of the warrants from the first stage from the closing date to the end of the second quarter on June 30, 2003, the Company realized a benefit of $8,000 which was included in other income in the Condensed Consolidated Statement of Operations in the second quarter of 2003.  As a result of the change in value of the first stage warrants from June 30, 2003 and the second stage warrants from the second closing date to the date the registration for the shares and warrants was declared effective, the Company realized a benefit of $15,000 which was included in other income in the Condensed Consolidated Statement of Operations in the third quarter of 2003.  The Company is subject to certain indemnity provisions included in the stock purchase agreement entered into as part of the financing.

11.       Commitments and Contingencies

Refer to Note 10 of the Company’s Notes to Consolidated Financial Statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as filed with the SEC.

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

When used in this discussion, the words “expects,” “anticipates,” “estimates,” “believes” and similar expressions are intended to identify forward-looking statements.  These statements, which include statements as to the Company’s future operating results, expected net sales, gross profit margins, expenses, working capital requirements and capital expenditure requirements, expected cash flows, expectations regarding foreign supply sources, expectations regarding market conditions and growth, the adequacy of capital resources, our accounting policies and the effect of recent accounting pronouncements, our competitive position and expected developments in competition, our customer mix, our strategy with regard to protecting our proprietary technology and our evaluation of the merits of intellectual property claims, our belief as to the adequacy of existing cash balances and credit lines and expected shipment dates for products under development are subject to risks and uncertainties that could cause actual results to differ materially from those projected.  These risks and uncertainties include, but are not limited to, those risks discussed below, as well as our ability to retain and obtain customer and distributor relationships, our ability to maintain relationships with strategic partners including Advanced Lighting Technology, Inc. (“ADLT”), our ability to manage expenses and inventory levels, our ability to increase cash balances in future quarters, the cost of accessing or acquiring technologies or intellectual property, the cost of enforcing or defending intellectual property, risks relating to developing and marketing new products, the ability of our lighting products to meet customer expectations, manufacturing difficulties, possible delays in the release of products, risks associated with the evolution and growth of the fiber optic lighting market, trends in price performance and adoption rates of fiber optic lighting products in Europe and the United States, our dependence on a limited number of suppliers for components and distributors for sales, our ability to obtain high-quality components at reasonable prices, the impact of limited energy resources on our manufacturing operations and business, the impact of technological advances and competitive products, and seasonal and other fluctuations in the construction industry; and the matters discussed below in the subsection entitled “Factors That May Affect Results.”  These forward-looking statements speak only as of the date hereof.  The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

RESULTS OF OPERATIONS

Net sales decreased 11% to $6,367,000 for the quarter ended September 30, 2003, as compared to the same quarter a year ago.  The decrease was the result of 11% decreases both in pool lighting sales, due to lower spa and pool fiber lighting product sales as a result of softness in the economy and increased competition, and in Commercial lighting sales, primarily due to lower sales in themed-entertainment and light bars.  Net sales were $19,820,000 for the year-to-date period, a decrease of 16% over the first nine months of 2002.  The decrease on a year-to-date basis came largely from pool and spa lighting products which were down 23% from the same period a year ago.  For the first nine months of 2003, commercial lighting sales were down 5% compared to the first nine months of 2002.   The Company expects net sales to be down in the year 2003 compared to the prior year.

Gross profit was $2,360,000 in the third quarter of fiscal 2003, an 8% decrease compared to the same period in the prior year.  The gross profit margin was 37% for the third quarter of fiscal 2003, compared to the 36% gross profit margin achieved in the same period in 2002.  The gross profit margin was greater than the prior year largely due to higher commercial lighting product margins in the third quarter compared to those for the same period a year ago.  Gross profit for the first nine months of 2003 was $7,281,000, down 18% from gross profit for the same period last year.  Gross profit margin was 37% for the first nine months of 2003 compared to 38% for the first nine months of 2002.  The majority of the decline in the gross profit margin occurred in the first quarter when there was a significant decline in sales, which did not allow the Company to leverage its manufacturing overhead costs.  The Company expects the gross profit margin to be relatively unchanged for the year 2003 as compared to 2002.

Research and development expenses were $358,000 in the third quarter of fiscal 2003, a decrease of $413,000 compared with the third quarter of fiscal 2002.  The decrease was largely due to research and development expense credits received from achieving milestones under a development contract with the Defense Advanced Research Projects Agency (“DARPA”)

which was signed in February 2003.  In the third quarter of 2003, the Company accrued $367,000 in net credits for funds to be received from DARPA under this contract.  In addition to these credits there were additional credits received under an award from the National Institute of Science (“NIST”).  A total of $170,000 was credited for NIST funds to be received for work performed in the third quarter of 2003 as compared to a total of $122,000 credited in the third quarter of 2002 for the same award.  For the first nine months of 2003 research and development expenses were $757,000 compared to $1,704,000 for the same period in 2003.  The decrease in expense was primarily due to net DARPA credits to research and development expense of $1,187,000 for funds to be received for milestones achieved during the first nine months of 2003.  There were no such credits taken in 2002.  The decrease in research and development expense due to the DARPA credits was partially offset by a decrease in NIST credits ($420,000 in credits in 2003 compared to $511,000 taken in the first nine months of 2002) along with increased expenses in project costs and UL testing costs.  The Company expects research and development expenses to decrease substantially in the year 2003 compared to 2002.

Sales and marketing expenses decreased by 19% to $1,620,000 in the third quarter of fiscal 2003 as compared to $2,006,000 for the same period in fiscal 2002.  This decrease was largely due to a $103,000 decrease in commission expenses, partially due to lower sales volume and partially due to a change in our method of marketing pool products from the third quarter of 2002 to the third quarter of 2003.  In the third quarter of 2002, the Company relied on outside sales agents at higher commission rates to sell pool products.  In the third quarter of 2002 the Company moved to inside sales managers to sell pool products which resulted in a decrease in commission expense rates. In addition, there were savings of $190,000 in personnel and travel expenses as a result of headcount reductions taken earlier in the year and savings in other marketing costs of $93,000.  For the first nine months of 2003 sales and marketing expenses were $5,233,000 compared to $5,986,000 for the same period in 2002, a 13% decrease.  $360,000 of the decrease was due to savings from the personnel and travel reductions which were implemented in the second quarter of 2003, while additional savings of $349,000 were achieved during the first three quarters as a result of the decrease in commission expense for the reasons described above.  The remaining $44,000 of the decrease in sales and marketing expense resulted from reductions in other marketing expenses.  The Company expects sales and marketing expenses to decrease for the year 2003 compared to 2002.

General and administrative costs were $540,000 in the third quarter of fiscal 2003, a decrease of 18% compared to costs in the third quarter of fiscal 2002.  This decrease was largely a result of personnel costs of $54,000, along with lower expenses of $66,000 in other areas including legal, investor relations, bad debt and miscellaneous.  For the first nine months of 2003 general and administrative expenses were $1,884,000 compared to $2,063,000 for the same period in 2002, a 9% decrease.  The decrease was largely due to lower personnel costs of $54,000, bad debt expense of $68,000, along with lower legal and investor relations costs.  The Company expects general and administrative expenses to decrease for the year 2003 compared to 2002.

Income tax expense was $60,000 for the quarter ended September 30, 2003, compared with an income tax expense of $2,090,000 for the same period in the prior year.  Income tax expense in the third quarter of 2003 was due to tax expenses from profitable off-shore operations.  In the third quarter of 2002, the Company had a non-cash charge of $2,405,000 for a valuation allowance against deferred tax assets based on the Company’s evaluation of the uncertainty of utilizing its deferred tax assets, as required by SFAS 109. For the first nine months of 2003 the Company had an income tax expense of $102,000 compared to an expense of $2,065,000 for the same period in 2002.  The tax expense in the first nine months of 2003 was due to income tax expenses from profitable off-shore operations.  The income tax expense for the first nine months of 2002 includes the non-cash charge of $2,405,000 discussed above.

We recorded a net loss of $181,000 in the third quarter of fiscal 2003 as compared to a net loss of $2,974,000 in the third quarter of fiscal 2002.  For the first nine months of 2003 the Company had a net loss of $717,000 compared to a net loss of $3,041,000 for the same period in 2002.  The smaller net loss in the quarter and year-to-date in 2003 was due to the decreases in operating expenses and tax expenses partially offset by the decrease in net sales in the respective periods in 2003 compared to the same periods in 2002.

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

In February 2000, the Company purchased certain assets of Unison Fiber Optic Systems, Inc. (“Unison”) and accounted for the acquisition as a purchase.  Acquired intangible assets are being amortized using the straight-line method over the estimated useful life of the assets ranging from 3 to 7 years.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2003, our cash and cash equivalents were $3,539,000 as compared to $231,000 at December 31, 2002.  The Company had no bank borrowings against its U.S. line of credit at the end of the third quarter of 2003 compared to $593,000 and an overdraft of $691,000 at the end of fiscal 2002.

Cash was decreased during the first nine months of fiscal 2003 by a net loss of $717,000 compared to a net loss of $3,041,000 for the same period in fiscal 2002.  After adjusting for depreciation, amortization and taxes there was a use of cash of $38,000 in the nine months ended September 30, 2003 as compared to a contribution of $116,000 for the same period in fiscal 2002.  Additional cash was utilized in the first nine months of fiscal 2003 to fund a decrease in accounts payable of $436,000, while cash was increased by a decrease in accounts receivable of $661,000 and a decrease in inventories of $359,000.   After including cash used for working capital, there was a total of $656,000 in cash provided by operating activities in the first nine months of fiscal 2003 compared to $407,000 in cash used for operating activities in the first nine months of fiscal 2002.

There was a net utilization of cash of $143,000 in investing activities in the first nine months of fiscal 2003 primarily due to the acquisition of fixed assets compared to $173,000 spent on acquiring fixed assets in the third quarter of 2002.

There was a net contribution of $2,628,000 in cash in the first nine months of fiscal 2003 from financing activities.  This net contribution was primarily due to the proceeds from the sale of the Company’s Common Stock and warrants in a private placement which closed in two stages in June 2003 and August of 2003, as discussed below, with aggregate net proceeds of  $3,812,000, net of fees and expenses.

As a result of the cash used in operating and investing activities and the cash provided by financing activities, there was a net increase in cash in the first nine months of fiscal 2003 of $3,308,000 that resulted in an ending cash balance of $3,539,000.  This compares to a net increase in cash of $441,000 for the same period in fiscal 2002 resulting in an ending cash balance of $1,025,000 for that period.

The Company has a $5,000,000 Loan and Security Agreement (Accounts Receivable and Inventory) dated December 7, 2001, with Comerica Bank bearing interest equal to prime plus 0.25% per annum computed daily or a fixed rate term option of LIBOR plus 3%.  Borrowings under this Loan and Security Agreement are collateralized by the Company’s assets and intellectual property.  Specific borrowings are tied to accounts receivable and inventory balances, and the Company must comply with certain covenants with respect to effective net worth and financial ratios.  The Company had no borrowings against this facility as of September 30, 2003 and had borrowings of $416,000 as of December 31, 2002.  The Company was in conformity with its bank covenants as of September 30, 2003.

The Company also has a $416,000 (in UK pounds sterling based on the exchange rate at September 30, 2003) bank overdraft agreement with Lloyds Bank Plc through its UK subsidiary.  There were no borrowings against this facility as of September 30, 2003 and December 31, 2002.

As of September 30, 2003, the Company had a total borrowing of $460,000 (in Euros based on the exchange rate as of September 30, 2003) against a note payable secured by real property owned by its German subsidiary.  As of December 31, 2002, the Company had $484,000 borrowed against this note.  Additionally, there is a revolving line of credit of $238,000 (contracted in Euros, based on the exchange rate at September 30, 2003) with Sparkasse Neumarkt Bank.  As of September 30, 2003 and December 31, 2002, there was a total borrowing of $81,000 and $142,000 against this facility, respectively.

On June 17, 2003, the Company entered into a securities purchase agreement to sell up to 1,350,233 shares of Common Stock and warrants to purchase 405,069 shares of Common Stock for an aggregate purchase price of $4,388,250 in a two-stage private placement.  The first stage of the private placement, involving the sale of 923,078 shares of Common Stock and warrants to purchase 276,922 shares of Common Stock, closed on June 17, 2003 with the Company receiving net proceeds of $2,769,000 (net of fees and expenses).  The second stage of the private placement, involving the sale of 427,155 shares of Common Stock and warrants to purchase 128,147 shares of Common Stock, closed on August 18, 2003 with the Company receiving net proceeds of  $1,043,000 (net of fees and expenses).  As required by Nasdaq Marketplace Rules, the issuance and sale of the shares and warrants in the second stage were subject to shareholder approval because the price was less than the greater of book or market value per share and amounted to 20% or more of the Company’s Common Stock.  The shareholders approved the issuance and sale of the shares and warrants in the second stage at a special meeting of shareholders held on August 12, 2003.  For both stages, the purchase price of the Common Stock was $3.25 per share, which was a 12.5% discount on the 10 day average price as of June 1, 2003.  The warrants have an initial exercise price of $4.50 per share and a life of 5 years.  The warrants were valued at $641,000 and $297,000 for the first and second stages, respectively, based on a Black-Scholes calculation as of the June 17, 2003 and August 18, 2003 closing dates and under EITF 00-19 were included at those values in long term liabilities at the time of each closing.  The balance of the net proceeds was accounted for as additional paid in capital.  Under EITF 00-19, the Company marked-to-market the value of the warrants at the end of each accounting period until the registration statement for the shares and warrants was declared effective by the Securities and Exchange Commission (“SEC”) on September 24, 2003.  Once the registration statement for the shares and warrants was declared effective, the warrant value on the effective date was reclassified to equity as additional paid in capital.  As a result of the change in value of the warrants issued in the first stage from the closing date to the end of the second quarter on June 30, 2003, the Company realized a benefit of $8,000 which was included in other income in the Condensed Consolidated Statement of Operations in the second quarter of 2003.  As a result of the change in value of the first stage warrants from June 30, 2003 and the second stage warrants from the second closing date to September 30, 2003, the Company realized a benefit of $15,000 which was included in other income in the Condensed Consolidated Statement of Operations in the third quarter of 2003.  The Company is subject to certain indemnity provisions included in the stock purchase agreement entered into as part of the financing.

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

RECENT PRONOUNCEMENTS

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer.  This Statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption.  The adoption of Statement No. 150 did not have an impact on the Company’s financial position, results of operations or cash flows.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  The adoption of EITF Issue No. 00-21 did not have a material impact on the Company’s financial position or results of operations or cashflows.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.”  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have a material impact on the Company’s financial position or results of operations or cash flows.

FACTORS THAT MAY AFFECT RESULTS

Our operating results are subject to fluctuations caused by many factors that could result in decreased revenues and a drop in the price of our common stock.

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

We expect to introduce additional new products each year in the Pool and Spa Lighting and Commercial Lighting markets.  Delivery of these products may cause us to incur additional unexpected research and development expenses.  We could have difficulties manufacturing these new products as a result of our inexperience with them or the costs could be higher than expected.  Any delays in the introduction of these new products could result in lost sales, loss of customer confidence and loss of market share.  Also, it is difficult to predict whether the market will accept these new products.  If any of these new products fails to meet expectations, our operating results will be adversely affected.

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

Mitsubishi is the sole supplier of our fiber, other than the large core fiber we manufacture based on technology acquired in the Unison transaction.  We also rely on a sole source for certain lamps, reflectors, thin film coating, remote control devices and power supplies.  The loss of one or more of our suppliers could result in delays in the shipment of products, additional expense associated with redesigning products, impaired margins, reduced production volumes, strained customer relations and loss of business or otherwise harm our results of operations.

We depend on ADLT for a number of components for our products.  ADLT has recently filed for Chapter 11 bankruptcy  This could result in an interruption of supply and increased costs for these components.

ADLT supplies us with certain lamps, power supplies, reflectors and coatings.  We have identified alternative suppliers for these components, but there could be an interruption of supply and increased costs if a transition to a new supplier were required.  We could lose current or prospective customers as a result of supply interruptions.  Increased costs would negatively impact our gross profit margin and results of operations.

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

Our stock price has been and will likely continue to be volatile and you may be unable to resell your shares at or above the price you paid.

Our stock price has been and is likely to be highly volatile, particularly due to our relatively limited trading volume.  Our stock price could fluctuate significantly due to a number of factors, including:

•                  variations in our anticipated or actual operating results;

•                  sales of substantial amounts of our stock;

•                  dilution as a result of additional equity financing by us;

•                  announcements about us or about our competitors, including technological innovation or new products or services;

•                  conditions in the fiber optic lighting industry;

•                  governmental regulation and legislation; and

•                  changes in securities analysts’ estimates of our performance, or our failure to meet analysts’ expectations.

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

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2003, the Company had $519,000 in cash held in foreign currencies as translated at period end foreign currency exchange rates. The balances for cash held overseas in foreign currencies are subject to exchange rate risk. The Company has a policy of maintaining cash balances in local currencies unless an amount of cash is occasionally transferred in order to repay intercompany debts.

As of September 30, 2003, the Company had a total borrowing of $460,000 (in Euros based on the exchange rate effective September 30, 2003) against a note payable secured by real property owned by its German subsidiary.  As of December 31, 2002, the Company had $484,000 borrowed against this note.  Additionally, there is a revolving line of credit of $238,000 (contracted in Euros, based on the exchange rate at September 30, 2003) with Sparkasse Neumarkt Bank.  As of September 30, 2003 and December 31, 2002, there was a total borrowing of $81,000 and $142,000 against this facility, respectively.

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

Item 2.           Changes in Securities and Use of Proceeds

(c)                                On June 17, 2003, we entered into a Securities Purchase Agreement with a total of 10 private investors to invest up to approximately $4,388,250 million in Fiberstars in a private placement of our common stock and warrants to purchase shares of our common stock.  The private placement closed in two stages: the first stage, involving the sale of 923,078 shares of common stock and warrants to purchase 276,922 shares of common stock, closed on June 17, 2003, with gross proceeds of $3,000,000; and the second stage, involving the sale of 427,155 shares and warrants to purchase 128,147 shares of common stock, closed on August 18, 2003, with gross proceeds of $1,388,250.  The second closing of the private placement was subject to shareholder approval of the issuance and sale of the shares of common stock at a special meeting of shareholders held on August 12, 2003.  The purchase price of the shares of common stock issued under the Securities Purchase Agreement was $3.25 per share.  The warrants issued pursuant to the Securities Purchase Agreement have an exercise price of $4.50 per share.  Each warrant has a term of five years and is not exercisable for 183 days from the date of the closing in which the warrant was issued.

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

Item 4:          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)                                  A Special Meeting of Stockholders was held on August 12, 2003.

(b)                                 The matters voted upon at the meeting and results of the voting with respect to those matters were as follows:

1)                                      To approve the issuance and sale of 427,155 shares of Fiberstars common stock and warrants to purchase 128,147 shares of Fiberstars common stock pursuant to the securities purchase agreement.

Votes For	Against	Abstain

2,658,866	277,242	400

Item 6.           Exhibits and Reports on Form 8-K

(a)                                  Exhibits.

Exhibit Number	Description of Documents

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1**	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).
32.2**	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

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

(b)                                 Reports on Form 8-K:

On July 29, 2003 the Company filed a Current Report on Form 8-K furnishing under item 12 the Company’s press release and related conference call transcript relating to its financial results for the quarter ended June 30, 2003.

On July 31, 2003 the Company filed a Current Report on Form 8-K reporting under items 5 and 7 the election of Jeffrey H. Brite and Sabu Krishnan to the Company’s board of directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIBERSTARS, INC.

Date: November 14, 2003	By:	/s/ David N. Ruckert
David N. Ruckert
Chief Executive Officer

	By:	/s/ Robert A. Connors
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