Form 10-K
period 2003-12-31
FIBERSTARS INC /CA/
filed 2004-03-30
CIK 924168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended DECEMBER 31, 2003
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $9,971,000 as of June 28, 2003 (based upon the last trading price of the Common Stock of registrant on the Nasdaq National Market as of that date). This calculation does not reflect a determination that any person is an affiliate of the registrant for any other purpose.

As of March 25, 2003, there were 6,526,995 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors and Section 16 (a) Beneficial Ownership Reporting Compliance), 11, 12 (as to Beneficial Ownership), 13 and 14 of Part III of this Report on Form 10-K incorporates information by reference from registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for registrant's 2004 Annual Meeting of Shareholders to be held May 19, 2004.

When used in this Report, the words "expects," "anticipates," "estimates," "plans," and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements as to the Company's competitive position, future operating results, capital expenditures, product development and enhancements, liquidity and strategy, our accounting policies, the effect of recent accounting announcements, development and marketing of new products, relationships with customers and distributors, relationships with suppliers and ability to obtain components, as well as our remarks concerning our ability to compete in the fiber optic lighting market, the evolution and future size of the fiber optic lighting market, seasonal fluctuations, plans for and expected benefits of outsourcing and offshore manufacturing, trends in the price and performance of fiber optic lighting products, the benefits and performance of our lighting products, the adequacy of our current facilities, our strategy with regard to protecting our proprietary technology, our ability to retain qualified employees, our strategy with regard to dividends, our relationship with Advanced Lighting Technologies, Inc. ("ADLT") and future technologies expected to result from our relationship with ADLT. Forward- looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as our ability to retain and obtain customer and distributor relationships, the cost of accessing or acquiring technologies or intellectual property, risks relating to developing and marketing new products, manufacturing difficulties, possible delays in the release of products, our ability to obtain components at reasonable prices, the impact of technological advances and competitive products, our ability to attract and retain qualified employees; and the risks set forth below under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Results" and in the Company's other periodic filings with the Securities and Exchange Commission or SEC. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Fiberstars®, BritePak®, OptiCore™, Lightly Expressed®, Jazz Light™, FX Light™, FX Spa Light™ and Fiberstars EFO™ are our registered trademarks. We also refer to trademarks of other corporations and organizations in this document.

All references to “Fiberstars,” “we,” “us,” “our” or “the Company” means Fiberstars, Inc. and its subsidiaries, except where it is made clear that the term means only the parent company.

PART I

Item 1. Description of Business

Overview

Fiberstars, incorporated in California in 1985, develops and markets fiber optic lighting systems which are used in a variety of commercial and residential applications. The Company was one of the pioneers in the use of fiber optic technology in lighting. By continuing to improve the price and performance of its products and by expanding its marketing efforts, we believe Fiberstars has become the world's leading supplier in this market.

The Company's products often have advantages over conventional lighting in areas of efficiency, safety, maintenance and beauty, and thus can be used in place of conventional lighting in a number of applications. By delivering special lighting effects, which conventional lighting often cannot match, fiber optic lighting systems are especially attractive for a wide range of decorative applications such as the lighting of swimming pools and spas, signage, "neon" type decoration, landscaping and other areas of use within the commercial and residential markets. Technology developed by Fiberstars can be used for commercial and industrial downlights and can save up to 80% of the energy consumed by conventional electric lighting. This technology is also used in a new, non-fiber optic Fiberstars electric light for swimming pools which offers many benefits compared to other electric pool lights.

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

New products introduced in 2003 include the Fiberstars FX Light™ and Fiberstars Spa Lights™ for the swimming pool market and Fiberstars EFO™ Fiberjacks for commercial lighting markets. The EFO™ system is based on Fiberstars' patented CPC™ non-imaging optical system for efficiency in fiber optic light delivery. The FX Light™ and FX Spa Light™ products complete Fiberstars’ line in the market for in-pool electric lighting systems.

Fiber Tubing

Fiberstars EFO™ also takes advantage of a patented, proprietary large core fiber optic product called OptiCore™, which has outstanding clarity with low attenuation for fiber optic lighting applications. The combination of CPC™ optics and OptiCore™ fibers yields system light output efficiency ranging from 30 to 60 lumens-per-watt (depending on the configuration of the system), compared to approximately 12-15 lumens-per-watt for systems using traditional incandescent and halogen lamps. OptiCore™ is manufactured by Fiberstars in its Solon, Ohio facility.

Fiberstars also markets small diameter stranded fiber products, such as its patented BritePak® fiber tubing that can maintain reasonably consistent brightness for side-lit fiber runs up to 100 feet in length. For end-lit applications, a wide variety of fiber SKU’s are available to enable one illuminator to illuminate several spotlights, which are typically placed within twenty feet of the illuminator. Stranded fiber is purchased from Mitsubishi and cabled and/or encased in a PVC tube by Fiberstars at its Fremont, California facility.

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

As part of its acquisition of Lightly Expressed, Ltd, or Lightly Expressed, in May 2000, Fiberstars acquired a line of high-end display case fixtures and a process for the manufacture of lightbars. In 2003, the Company sourced an additional lightbar design under OEM contracts from a manufacturer in Canada to offer a complete product line to customers. Fiberstars believes that fiber optics are ideal for case lighting because all of the light is directed within a 60- degree angle, which highlights merchandise well and does not generate heat like traditional (incandescent) lighting.

In 2004, Fiberstars will sell lighted water feature systems through its Pool and Spa division. These systems include lighted waterfalls, lighted laminar flows, lighted flowerpots and lighted globes that provide accent lighting for outdoor swimming pools and spas.

Applications and End-Users

The Company's fiber optic lighting products are manufactured to the specifications of architects, professional lighting designers, swimming pool builders or end-users. Our products have been installed for commercial lighting applications in fast food restaurants such as Burger King and McDonald's; retail stores such as Footlocker, Starbucks, Albertson's, Giant Food and Toys R Us; hotels such as the MGM Grand, Caesar's Palace, the Venetian and the Stratosphere Tower in Las Vegas; and entertainment facilities such as theme parks operated by the Walt Disney Company and Universal Studios. Fiberstars commercial lighting systems also have been used in a number of specialty applications, including theatrical productions, bridges, theater aisles and ceilings, and have been used by the Monterey Bay Aquarium, HBO Studios, AMC theaters, Chevron, New York's Trump Tower and New York Life. Examples of such installations include Tiffany, Nordstrom's, Gertrude Hawk Chocolates, Marathon Coach, Sonic, Macy's, JR Dunn Jewelers, Burdine's, Chuck E. Cheese, Hobb's Fountains, Wings, Cheescake Factory and Carnival Cruise Lines.

The Company's primary products for swimming pool and spa lighting are designed to provide underwater lighting for newly constructed pools. In addition, Fiberstars markets products for spa lighting, pool perimeter lighting, patios, decks and landscape lighting. The Company's underwater lighting systems are installed in pools and spas built by major national pool builders and builder groups, as well as numerous regional and local pool builders throughout the United States, Canada, Europe and Australia.

Sales, Marketing and Distribution

Commercial Lighting Products

In the commercial lighting market, the Company's marketing efforts are directed at creating specifications for Fiberstars' systems in plans developed by architects, professional lighting designers and building owners. The Company reaches these professionals through its own national account sales personnel as well as approximately 66 independent lighting representative organizations throughout the United States, approximately 20 of which account for a substantial majority of the Company's commercial lighting product sales. The independent lighting representatives assist in the specification process, directing orders to electrical equipment distributors, who, in turn, purchase products from Fiberstars. Domestic distributors of commercial lighting products typically do not engage in marketing efforts or stock any inventory of the Company's products. The Company's arrangements with its independent lighting representatives do not prohibit the handling of conventional lighting products, including products that may be competitive with those of the Company, although such representatives typically do not handle competing fiber optic lighting products.

The Company's products are sold in Europe through two subsidiaries, Crescent Lighting Ltd. in the United Kingdom and Lichtberatung Mann (LBM) in Germany. Together, these two companies oversee the sales operations in Europe, Russia and the Middle East which, as in the U.S., include sales through sub-distributors and sales representatives.

Outside of Europe, Russia and the Middle East, Fiberstars' commercial lighting products are sold internationally in more than 29 countries by approximately 23 distributors, including Mitsubishi, ADLT Australia and Koto in Japan.

Pool and Spa Products

The Company's underwater lighting products are sold primarily for installation in new swimming pools and spas. Accordingly, our marketing efforts for swimming pool and spa products depend on swimming pool builders to recommend our products to their customers and to adapt their swimming pool designs to include our lighting systems. The Company utilizes regional sales representative organizations that specialize in selling swimming pool products to pool builders and pool product distributors. Each representative organization typically has the exclusive right to sell the Company’s products within its territory, receiving commissions on sales in its territory. In September 2002, the Company discontinued its agreement to sell through the organization of the Laars/Jandy Division of Waterpik Technologies Inc., or Waterpik. Prior to the cessation of this relationship, Waterpik received a commission on sales in its territory.

Regional and national distributors in the swimming pool market stock the Company's products to fill orders received from swimming pool builders. Some of these distributors engage in limited marketing activities for the Company's products.

The Company enters into incentive arrangements to encourage pool builders to purchase the Company's products. The Company has entered into agreements with certain large national pool builders under which the builders may purchase Fiberstars systems directly from the Company and offer the Company's products with their swimming pools. The Company provides pool builders and independent sales representatives with marketing tools, including promotional videos, showroom displays and demonstration systems. The Company also uses trade advertising and direct mail in addition to an ongoing program of sales presentations to pool builders and distributors.

South Central Pools, or SCP, the largest pool distributor in the U.S. and the Company's largest pool customer, accounted for approximately 11% of the Company's net sales in 2003, 9% in 2002 and 8% in 2001. The Company expects to maintain its business relationship with SCP; however, a cessation or substantial decrease in the volume of purchases by this customer could reduce availability of the Company's products to end users and, in turn, have a material adverse effect on the Company's net sales and results of operations. At December 31, 2003, SCP accounted for 14% of accounts receivable and at December 31, 2002, they accounted for 13% of accounts receivable.

The Company sells its spa products directly to spa manufacturers on an OEM basis throughout the U.S. and Canada, and through distributors in other locations.

Sales of the Company's swimming pool and spa products follow a seasonal pattern, which typically results in higher sales in the second and fourth quarters as pool distributors stock shelves for the spring and summer seasons. The first quarter pool sales tend to be the lowest of any quarter for the year. In conformity with industry practice, extended terms are given to distributors for shipments in the fourth quarter of the year whereby they receive products in November and December for which they pay in equal installments from March through June of the following year.

The majority of sales of the Company's swimming pool lighting systems to date have been made in the U.S., Canada and Australia. However, the Company also sells through several distribution agreements in Europe. Pool lighting sales in Europe were not material in 2003, 2002 or 2001.

Geographic Areas and Product Lines

The Company sells its products worldwide and has two product lines: Pool and Spa Lighting and Commercial Lighting. Information on the geographic split of revenues and revenues by product line may be found in Note 11 to the Company's Consolidated Financial Statements.

Backlog

The Company normally ships standard products within a few days after receipt of an order and custom products within 30 to 60 days of order receipt. Generally, there is not a significant backlog of orders, except at year-end. The Company's backlog at the end of 2003 was $1,261,000 compared to $859,000 at the end of 2002. We anticipate that all of the backlog will be filled within the current year.

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

The Company believes that its products compete favorably against conventional lighting in such areas as aesthetic appeal, ease of installation, maintenance and power consumption. The unique characteristics of fiber optic lighting (such as no heat or electricity at the light fixture, ability to change colors and remote lamp replacement) enable our products to be used in some situations where conventional lighting is not practical. However, the initial purchase price of the Company's products is typically higher than conventional lighting, and the Company's products are often less bright than conventional alternatives. These deficiencies are being addressed in whole or in part by Fiberstars' CPC™ technology products including EFO™. In the case of neon lighting, certain popular neon colors, such as bright red, cannot be achieved as effectively with the Company's products.

Fiberstars is engaged in ongoing efforts to develop and improve its products, adapt its products for new applications and design and engineer new products. The Company expects that its ability to compete effectively with conventional lighting technologies, other fiber optic lighting products and new lighting technologies that may be introduced will depend substantially upon achieving greater light output and reducing the cost of the Company's systems. In January 2003 the Company introduced a new, lower-priced illuminator based on its patented CPC™ optical technology. This technology improves performance by more efficiently capturing available lamp-light from highly efficient metal halide lamps. This product is an outgrowth of advanced technology acquired as part of the Company's acquisition of Unison (see "Research and Product Development" in this section) ..

Providers of conventional lighting systems include large lamp manufacturers and lighting fixture companies that have substantially greater resources than the Company. These conventional lighting companies may introduce new and improved products that may reduce or eliminate some of the competitive advantages of the Company's products. In commercial lighting, the Company also competes primarily with local and regional neon lighting manufacturers and craftspeople that, in many cases, are better established in their local markets than the Company.

Direct competition from other fiber optic lighting products and pool lighting products has continued. Competitive products are offered in the pool market by Pentair, Inc.'s American Products Division, a major manufacturer of pool equipment and supplies, as well as Super Vision International. In commercial lighting, fiber optic lighting products are offered by an increasing number of smaller companies, some of which compete aggressively on price. Some of these competitors offer products with performance characteristics similar to those of the Company's products. In past years, certain large companies in the conventional lighting industry, manufactured or licensed fiber optic lighting systems that compete with the Company's products. For example, Schott, a German glass fiber company, markets in the U.S. Many companies compete with the Company in Asia, including Mitsubishi, Bridgestone and Toray. Mitsubishi sells Fiberstars' BritePak(R) fiber tubing in Japan.

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

In 2003 the Company continued its program to manufacture more of its products in offshore locations, mainly India and Mexico. As this process continues it is expected that more high volume products will be sourced offshore where labor and component cost savings may be achieved. In October 2003, the Company entered into a Production Share Agreement with North American Production Sharing, Inc. and Industrias Unidas de B.C., S.A. de C.V., or North American. Under this agreement North American will provide administrative and manufacturing services, including labor services and the use of manufacturing facilities in Mexico, for the manufacturing and assembly of certain of the Company’s fiber optic systems and related equipment and components.

Under a supply agreement, which was renewed in January 2001, Mitsubishi is the sole supplier of the Company's small diameter stranded fiber, which is the Company's largest selling fiber product. Since the acquisition of Unison Fiber Optic Systems, LLC, or Unison, Fiberstars has been manufacturing large core fiber. The Company expects to maintain its relationship with Mitsubishi. Mitsubishi owns approximately 2.0% of the Company's outstanding common stock and distributes certain Fiberstars' products in Japan. The Company also relies on sole source suppliers for certain lamps, reflectors, remote control devices and power supplies. Although the Company cannot predict the effect that the loss of one or more of such suppliers would have on the Company, such loss could result in delays in the shipment of products and additional expenses associated with redesigning products and could have a material adverse effect on the Company's operating results.

Research and Product Development

The Company believes that growth in fiber optic lighting will be driven by improvements in technology to provide increased light output at lower costs. Accordingly, the Company is committing much of its research and development resources to those challenges. Optical technology developed by Fiberstars following the Unison acquisition has resulted in illuminator products for both the Pool and Spa and the Commercial Lighting Division. These new technology products are believed to be state-of-the-art in fiber optic lighting. In 2002, the Company completed the redesign of its high-end commercial illuminator, improving efficiency. The product shipped for the first time in January 2003 and the improved version shipped January 2004. Despite its ongoing development efforts, there can be no assurance that the Company will be able to achieve future improvements in brightness and cost, or that competitors will not develop lighting technologies that are brighter, less expensive or otherwise superior to those of the Company.

In 2000, the Company received a federal grant from the National Institute of Standards and Technology ("NIST") for up to $2,000,000 in funding over three years for research and development of solid core fiber for lighting purposes. This contract provided the Company with $520,000 in funding for the eleven-month period ended September 2001 and $914,000 for the one-year period ended September 2002 and $566,000 for the one-year period ended September 2003.

In February 2003, the Defense Advanced Research Projects Agency (“DARPA”) through the Army Aviation and Missile Command (“AMCOM”) awarded the Company and its partners a research and development contract for the development of next generation light sources, optics, luminaire and integrated illuminated technologies for its High Efficiency Distributed Lighting (“HEDLight”) project. Under this contract, the Company will receive $6,818,000 over three years based on achieving various research and development milestones. The milestones relate to the development of fiber optic illuminators and fixtures for installation on ships and aircraft. Upon achieving these milestones, the Company will receive $2,115,000, $2,599,000 and $2,104,000 for the calendar years ended December 31, 2003, 2004 and 2005, respectively. Funds for the first year have congressional budget approval and funds for subsequent years are subject to budget approval for those years.

On April 10, 2003 the Company announced that it and APL Engineered Materials, a subsidiary of ADLT, were awarded an additional $2,700,000 research and development contract from DARPA to develop a new arc discharge light source. The Company will receive $300,000 of this amount for its portion of this research. APL Engineered Materials will lead the light source project. The Company expects that the new high performance light source will provide improvements in efficacy and brightness and color rendering over the present Fiberstars EFO™ source. The Company received $1,463,000, net of payments to subcontractors, for DARPA contracts in 2003.

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

Intellectual Property

The Company believes that the success of its business depends primarily on its technical innovations, marketing abilities and responsiveness to customer requirements, rather than on patents, trade secrets, trademarks, copyrights and other intellectual property rights. Nevertheless, the Company has a policy of seeking to protect its intellectual property through patents, license agreements, trademark registrations, confidential disclosure agreements and trade secrets. As of December 31, 2003, the Company's intellectual property portfolio consisted of 40 issued U.S. patents, various pending U.S. patent applications and various pending Patent Cooperation Treaty, or PCT, patent applications filed with the World Intellectual Property Organization that serve as the basis of national patent filings in countries of interest. The Company's issued patents expire at various times between August 2008 and October 2022. Generally, the term of patent protection is 20 years from the earliest effective filing date of the patent application. There can be no assurance, however, that the Company's issued patents are valid or that any patents applied for will be issued. There can be no assurance that the Company's competitors or customers will not copy aspects of the Company's fiber optic lighting systems or obtain information that the Company regards as proprietary. There also can be no assurance that others will not independently develop products similar to those sold by the Company. The laws of some foreign countries in which the Company sells or may sell its products do not protect the Company's proprietary rights in its products to the same extent as do the laws of the United States.

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

Employees

As of December 31, 2003, the Company had 121 full time employees, of whom 41 were involved in sales, marketing and customer service, 22 in research and product development, 45 in assembly and quality assurance, and 13 in finance and administration. From time to time the Company also employs part-time personnel in various capacities, primarily assembly and clerical support. The Company has never experienced a work stoppage, no employees are subject to any collective bargaining agreement, and the Company considers its employee relations to be good.

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

Available Information

Our Web site is http://www.fiberstars.com. We make available free of charge, on or through our Web site, our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the SEC. Information contained on our Web site is not part of this Report.

Item 2. Description of Property

The Company's principal executive offices and manufacturing and assembly facilities are located in a 60,000 square foot facility in Fremont, California, under a lease agreement expiring in 2006. The Company has other local offices in the United States in Solon, Ohio and in Europe in the United Kingdom in Thatcham, both under lease. It also owns a local office in Berching, Germany. The Company believes that its current facilities are adequate to support its current and anticipated near-term operations and that it can obtain additional space it may need in the future at commercially reasonable terms.

Item 3. Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2003.
Executive Officers of the Registrant

The executive officers of the Company who are not directors, and their ages as of December 31, 2003, are as follows:

Name	Age	Position
John Davenport	58	Chief Operating Officer, Chief Technology Officer
Roger Buelow	31	Vice President, Engineering
Robert A. Connors	55	Vice President, Finance, Chief Financial Officer
Ted des Enfants	32	Vice President and General Manager, Fiberstars EFO
Barry R. Greenwald	57	Senior Vice President and General Manager, Pool Division
J. Steven Keplinger	44	Senior Vice President, Operations

Mr. Davenport joined the Company in November 1999 as Vice President, Chief Technology Officer and was appointed Chief Operating Officer in July 2003. Prior to joining the Company, Mr. Davenport served as President of Unison from 1998 to 1999. Mr. Davenport began his career at GE Lighting in 1972 as a research physicist and thereafter served 25 years in various capacities including GE Lighting's research and development Manager and as development manager for high performance LED projects. He is a recognized global expert in light sources, lighting systems and lighting applications, with special emphasis in low wattage discharge lamps, electronic ballast technology and distributed lighting systems using fiber optics.

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

Mr. des Enfants joined the Company in January 2004 as Vice President and General Manager, Fiberstars EFO. From 1994 to 2003, Mr. des Enfants held a variety of positions with the GE Lighting, most recently as District Sales Manager in the eastern region. From 1998 to 2001, he was National Account Manager with GE Lighting and from 1994 to 1998 held various Sales and Sales Manager positions at GE Lighting.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

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

	High	Low

First quarter 2002	$3.65	$2.85
Second quarter 2002	5.00	3.26
Third quarter 2002	4.43	2.43
Fourth quarter 2002	4.69	2.51

First quarter 2003	4.40	2.66
Second quarter 2003	4.00	2.85
Third quarter 2003	4.20	3.13
Fourth quarter 2003	8.25	3.71

There were approximately 225 holders of record of the Company's Common Stock as of March 25, 2004, and the Company estimates that at that date there were approximately 800 additional beneficial owners.

The Company has not declared or paid any cash dividends and does not anticipate paying cash dividends in the foreseeable future.

Equity Compensation Plan Information

The following table sets forth certain information regarding the Company's equity compensation plans as of December 31, 2003:
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,393,000	$4.18	49,000(1)(2)
Equity compensation plans not approved by security holders	—	—	—
Total	1,393,000	$4.18	49,000
___________
(1)  Includes the number of shares reserved for issuance under the Company's 1994 Employee Stock Option Plan and under the 1994 Directors' Stock Option Plan.
(2)  Includes 18,000 shares available for sale pursuant to the Company's 1994 Employee Stock Purchase Plan. Shares of common stock will be purchased at a price equal to 85% of the fair market value per share of common stock on either the first day preceding the offering period or the last date of the offering period, whichever is less.

Recent Sales of Unregistered Securities

On June 17, 2003, we entered into a Securities Purchase Agreement with a total of 10 private investors to invest up to approximately $4,388,250 million in Fiberstars in a private placement of our common stock and warrants to purchase shares of our common stock. In connection with this private placement, we issued warrants to purchase 81,104 shares of common stock to Merriman Curhan Ford & Co., as placement agent. The private placement closed in two stages on June 17, 2003 and August 18, 2003. The warrants have the same terms as the warrants issued pursuant to the Securities Purchase Agreement and have an exercise price of $4.50 per share. Each warrant has a term of five years and is not exercisable for 183 days from the date of the second closing.

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

Item 6. Selected Consolidated Financial Data

   The Selected Operations and Balance Sheet Data set forth below have been derived from the Consolidated Financial Statements of the Company. It should be read in conjunction with the information appearing under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Report and the Consolidated Financial Statements and related notes found in Item 15 of this Report.

SELECTED CONSOLIDATED FINANCIAL DATA
(IN THOUSANDS, EXCEPT PER SHARE DATA)

YEARS ENDED DECEMBER 31,	2003	2002	2001	2000	1999

OPERATING SUMMARY
Net sales	$27,238	$30,960	$29,053	$36,921	$33,311
Gross profit	10,341	11,474	11,447	15,019	14,333
As a percent of net sales	38.0%	37.1%	39.4%	40.7%	43.0%
Research and development expenses	1,279	2,290	2,764	1,673	1,484
As a percent of net sales	4.7%	7.4%	9.5%	4.5%	4.5%
Sales and marketing expenses	7,188	7,907	8,371	9,038	8,044
As a percent of net sales	26.4%	25.5%	28.8%	24.5%	24.2%
General and administrative expenses	2,435	2,709	3,627	4,023	2,558
As a percent of net sales	8.9%	8.8%	12.5%	10.9%	7.7%
Write-off in-process technology acquired	—	—	—	938	—
As a percent of net sales	—%	—%	—%	2.5%	—%
Income (loss) before tax	(594)	(1,441)	(3,381)	(711)	2,255
As a percent of net sales	(2.2)%	(4.7)%	(11.6)%	(1.9)%	6.8%
Net income (loss)	(608)	(3,519)	(2,128)	(454)	1,413
As a percent of net sales	(2.2)%	(11.4)%	(7.3)%	(1.2)%	4.2%
Net income (loss) per share
Basic	$(0.10)	$(0.70)	$(0.45)	$(0.10)	$0.35
Diluted	$(0.10)	$(0.70)	$(0.45)	$(0.10)	$0.35
Shares used in per share calculation:
Basic	5,993	5,028	4,756	4,572	3,986
Diluted	5,993	5,028	4,756	4,572	4,080
FINANCIAL POSITION SUMMARY
Total assets	$24,343	$20,101	$21,434	$24,619	$20,392
Cash, cash equivalents and short-term investments	4,254	231	584	1,230	1,904
Working capital	12,449	7,417	8,498	10,602	8,948
Short-term borrowings	30	593	101	8	8
Long-term borrowings	521	449	419	482	626
Shareholders' equity	19,174	14,240	16,431	18,560	14,668
Common shares outstanding	6,317	4,667	4,328	4,288	4,004

In accordance with SFAS 142 the Company ceased amortizing goodwill as of December 31, 2001. Refer to Note 5 of the Notes to Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with "Selected Consolidated Financial Data" and the Consolidated Financial Statements and related Notes included elsewhere in this Report.

When used in this discussion, the words "expects," "anticipates," "estimates," and similar expressions are intended to identify forward-looking statements. These statements, which include statements as to the Company's future operating results, net sales growth, gross profit margin improvement, sources of revenues, expected expenses and capital expenditure levels, expected realization of the value of deferred tax assets, expected cash flows, the adequacy of capital resources, growth in operations, future growth in fiber optic lighting, our accounting policies, the effect of recent accounting pronouncements, plans for and expected benefits of outsourcing manufacturing, our future products and expected shipment dates, seasonal fluctuations, are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as our ability to retain and obtain customer and distributor relationships, our ability to maintain relationships with strategic partners and ADLT, our ability to manage expenses and inventory levels, our ability to reduce manufacturing overhead and general and administrative expenses as a percentage of sales, our ability to collect on doubtful accounts receivable, our ability to increase cash balances in future quarters, the cost of enforcing or defending intellectual property, risks relating to developing and marketing new products, the ability of our lighting products to meet customer expectations, manufacturing difficulties, possible delays in the release of products, risks associated with the evolution and growth of the fiber optic lighting market, trends in price performance and adoption rates of fiber optic lighting products in Europe and the United States, our dependence on a limited number of suppliers for components and distrib utors for sales, our ability to obtain high-quality components at reasonable prices, the impact of limited energy resources on our manufacturing operations and business, the impact of technological advances and competitive products, and seasonal and other fluctuations in the construction industry; and the matters discussed in "Factors That May Affect Results." These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Results of Operations

Net Sales

Net sales decreased 12% to $27,238,000 in 2003 as compared to 2002. The decrease was primarily a result of a decrease in the sales of pool products of 17% or $3,037,000 combined with a decline in sales of commercial lighting products of 5% or $685,000. The decline in pool lighting sales was primarily due to a decrease of $2,046,000 in sales of spa products and in-ground pool lighting products. This reduction in sales was attributable to the soft pool market in the first half of the year and increased competition. The decrease in commercial lighting sales was due to a decline in U.S. domestic lighting sales of 16% or $905,000 partially offset by an increase in international sales of $262,000. Of the decrease in U.S. domestic lighting sales, $300,000 was due to a drop in resort and casino business. The Company expects net sales to increase in 2004 due to an improved market for its pool products, which is dependent on general economic conditions.

Net sales increased 7% to $30,960,000 in 2002 as compared to 2001. The increase was a result of an increase in the sales of pool products of 25% or $3,631,000 offset by a decline in sales of commercial lighting products of 12% or $1,724,000. The rise in pool lighting sales was largely due to increases from sales of the new Jazz, in-ground pool lighting product and spa products of $3,966,000 partially offset by a decline in other products of $305,000. The decrease in commercial lighting sales was due to a decline in U.S. domestic lighting sales of 24% or $1,801,000 partially offset by an increase in international sales of $175,000. Of the decrease in U.S. domestic lighting sales, $1,227,000 of the decline was due to a drop in resort and casino business, largely as an after-effect of the September 11, 2001 tragedy.

International sales accounted for approximately 28% of net sales in 2003 as compared to 26% of net sales in 2002 and 27% in 2001. The relative increase in international sales from 2002 to 2003 was due to growth in European sales compared to a decline in domestic sales. The increase in International sales was a result of higher sales from our German operation. The relative decrease in international sales from 2001 to 2002 was a result of the increase in domestic pool lighting sales in 2002.

Gross Profit

Gross profit of $10,341,000 in 2003 declined by 10% compared to gross profit of $11,474,000 achieved in 2002. However, gross profit as a percent of sales increased to 38% in 2003 compared to 37% in 2002. This increase was primarily due to a reduction in direct product costs in the second half of the year as a result of moving some of our manufacturing to offshore locations. The Company continues to take measures intended to improve margins in future periods by redesigning products for cost reductions and by balancing production between U.S. and offshore locations. The Company expects gross profit margin to improve slightly in 2004 dependent upon general economic conditions.

Gross profit of $11,474,000 in 2002 remained essentially flat with gross profit of $11,447,000 achieved in 2001. However, gross profit margin decreased to 37.0% in 2002 compared to 39.4% in 2001 primarily due to higher freight costs in 2002, up $632,000 or 2%, along with lower than normal gross margins on the new Jazz product, contributing $425,000 or 1.4% off prior year pool margins, partially offset by higher International margins, up 1%.

Operating Expenses

Research and development expenses were $1,279,000 in 2003, a 44% decrease from research and development expenses in 2002 of $2,290,000. The decrease was largely due to the increase in expense credits in 2003 under the Defense Advanced Research Projects Agency, or DARPA, contracts awarded to us in February and April of 2003. Funds to be received from the DARPA for milestones achieved during the fiscal year are recorded as a credit to research and development expense. Net of payments to subcontractors, this amounted to $1,463,000 in 2003. In addition, the Company had additional research and development credits from NIST, of $583,000 in 2003, a decrease of $291,000 over NIST credits realized in 2002. The NIST project was completed in 2003 and as a result the Company will not realize further credits from this award in future years. The additional decrease in research and development expense in 2003 came as a result of lower personnel and project costs in non-government funded projects due to reductions in personnel. Research and development expenses were 4.7% of sales in 2003 compared to 7.4% of sales in 2002. The Company expects research and development expenses to increase in 2004.

Research and development expenses were $2,290,000 in 2002, a 17% decrease from research and development expenses in 2001 of $2,764,000. The decrease was largely due to the increase in expense credits in 2002 of $331,000 as compared to 2001 from the NIST award. Total NIST payments of $874,000 were credited against research and development expenses in 2002. The additional decrease in research and development expense in 2002 came as a result of lower personnel and project costs. Research and development expenses were 7.4% of sales in 2002 compared to 9.5% of sales in 2001.

Sales and marketing expenses were $7,188,000 in 2003, a 9% decrease as compared to the $7,907,000 in sales and marketing expenses for 2002. The decrease in sales and marketing expenses was due in part to lower commissions expenses of $239,000 from the discontinuance of the Waterpik agency agreement in the middle of 2002. These savings were combined with decreases in personnel and travel expenses in both pool and spa lighting and commercial lighting due to headcount reductions. Sales and marketing expenses were 26% of sales in both 2003 and 2002. The Company expects sales and marketing expenses to be up in 2004.

Sales and marketing expenses were $7,907,000 in 2002, a 5% decrease as compared to the $8,371,000 in sales and marketing expenses for 2001. The decrease in sales and marketing expenses was due to lower commissions expenses of $662,000 from the mid-year discontinuance of the Waterpik agency agreement. These savings were partially offset by increases in personnel and travel expenses related to hiring sales representatives to replace the Waterpik agents. Sales and marketing expenses were 26% of sales in 2002, compared to 29% of sales in 2001.

General and administrative expenses were $2,435,000 in 2003, a 10% decrease as compared to $2,709,000 in 2002. The decrease in general and administrative expenses was largely due to a decrease in personnel expense due to headcount reductions, reduced bad debt expense, investor relations and computer costs in 2003 of $190,000. General and administrative expenses were 9% of sales in 2003 and 2002 and 12% of sales in 2001. The Company expects general and administrative expenses to be up slightly in 2004.

General and administrative expenses were $2,709,000 in 2002, a 25% decrease as compared to $3,627,000 in 2001. The decrease in general and administrative expenses was largely due to a decrease of $444,000 in amortization of goodwill due to a change in accounting method. Prior to 2002, goodwill was amortized over the life of the acquired assets, whereas in 2002 goodwill was no longer amortized but became subject to an annual impairment test according to Financial Accounting Standards Board ("FASB") 142. The balance of the decrease in general and administrative expense in 2002 was due to lower personnel, legal and other general and administrative expenses of $474,000.

Other Income and Expenses

Interest expense, which consists of expense for bank interest, was $119,000 in 2003 as compared to $66,000 in 2002. The increase in interest expense was a result of more borrowings against the Company’s bank line of credit in 2003 as compared to 2002. The higher borrowings were used to fund operations. Net interest expense in 2002 decreased compared to net interest expense of $122,000 in 2001 due to a decrease in interest rates in 2002.

Total interest and other income includes interest income and other non-operating income. This was $80,000 in 2003, compared to $41,000 in 2002 and in 2001. Income from the Company's joint venture is recognized under the equity method. This was $6,000 in 2003 compared to $16,000 in 2002 and $15,000 in 2001.

The Company has certain long-term leases. Payments due under these leases are disclosed in Note 8 of the Consolidated Financial Statements and related Notes included elsewhere in this Report.

Income Taxes

The Company has a full valuation allowance against its deferred tax assets. There is no operating statement tax expense or benefit for U.S. operations in 2003 since the benefit expected is offset by an increase in the valuation allowance. The Company took a non-cash charge of $2,405,000 to record an initial valuation allowance against its deferred tax asset in the third fiscal quarter of 2002, in accordance with FASB 109. After an offset for tax benefits taken in 2002, the net tax provision including the charge was $2,078,000. The income tax benefit (provision) rate was (2)% in 2003 as compared to (144)% in 2002 and 37% in 2001.

Net Income

Due to the decrease in expenses in 2003, the amount of loss before income taxes decreased by $847,000 compared to 2002. After including taxes from international operations the loss was $608,000, an improvement of $2,911,000 over 2002. Because of the valuation allowance for deferred tax taken in 2002, the net loss increased to $3,519,000 in 2002 compared to a loss of $2,128,000 in 2001.

Liquidity and Capital Resources

Cash and Cash Equivalents

At December 31, 2003, our cash and cash equivalents were $4,254,000 as compared to $231,000 at December 31, 2002. The Company had no bank borrowings against its U.S. line of credit at December 31, 2003 compared to $522,000 and an overdraft of $691,000 at the end of fiscal 2002.

Cash was decreased during 2003 by a net loss of $608,000 compared to a net loss of $3,519,000 during 2002. After adjusting for depreciation and amortization, and prepaids and other current assets there was a contribution of cash of $572,000 in 2003 as compared to a use of cash of $2,099,000 for 2002; additional cash was utilized in 2003 to fund a decrease in accounts receivables of $238,000; while further cash was contributed by an increase in accounts payable of $167,000 and a decrease in inventories of $398,000. After including cash used for working capital, there was a total of $705,000 in cash provided by operating activities in 2003 compared to $1,872,000 in cash used for operating activities in 2002.

 Cash Used in Investing Activities

 There was a net utilization of cash of $717,000 in investing activities in 2003 primarily due to the acquisition of fixed assets compared to $793,000 spent on acquiring fixed assets in 2002.

Cash Provided by Financing Activities

There was a net contribution of $3,447,000 in cash in 2003 from financing activities. This net contribution was primarily due to the proceeds from the sale of the Company’s common stock and warrants in a private placement which closed in two stages in June 2003 and August of 2003, as discussed below, with aggregate net proceeds of $3,812,000, net of fees and expenses. This was offset by the repayment of bank borrowings of $607,000 and a bank overdraft of $691,000.

As a result of the cash provided by operating and financing activities and the cash used in investing activities, there was a net increase in cash in 2003 of $4,023,000 that resulted in an ending cash balance of $4,254,000. This compares to a net increase in cash of $99,000 in 2002 resulting in an ending cash balance of $231,000 for 2002.

The Company has a $5,000,000 Loan and Security Agreement (Accounts Receivable and Inventory) dated December 7, 2001, with Comerica Bank bearing interest equal to prime plus 0.25% per annum computed daily or a fixed rate term option of LIBOR plus 3%. Borrowings under this Loan and Security Agreement are collateralized by the Company’s assets and intellectual property. Specific borrowings are tied to accounts receivable and inventory balances, and the Company must comply with certain covenants with respect to effective net worth and financial ratios. The Company had no borrowings against this facility as of December 31, 2003 and had borrowings of $416,000 as of December 31, 2002. As of December 31, 2003, the Company was not in compliance with the profit covenant, but has received a waiver to this covenant from the bank.

The Company also has a $444,000 (in UK pounds sterling, based on the exchange rate at December 31, 2003) bank overdraft agreement with Lloyds Bank Plc through its UK subsidiary. There were no borrowings against this facility as of December 31, 2003 and December 31, 2002.

As of December 31, 2003, the Company had a total borrowing of $475,000 (in Euros, based on the exchange rate as of December 31, 2003) against a note payable secured by real property owned by its German subsidiary. As of December 31, 2002, the Company had $475,000 borrowed against this note. Additionally, there is a revolving line of credit of $254,000 (in Euros, based on the exchange rate at December 31, 2003) with Sparkasse Neumarkt Bank. As of December 31, 2003, there were no borrowings against this facility and as of December 31, 2002 there was $142,000 against this facility.

Future payments for borrowings by the Company's German subsidiary and minimum lease payments under operating leases as of December 31, 2003, were as follows (in thousands):
	Borrowings By German Subsidiary	Non- Cancelable Operating Leases

2004	—	1,061
2005	—	1,082
2006	—	808
Thereafter	475	—

	$475	$2,951

As part of the acquisition of Lightly Expressed in 2000, the Company granted the Lightly Expressed shareholders warrants to purchase 100,000 shares that may be exercised in three years if certain operating profits from sales of the products acquired are met. There were 50,000 warrants exercisable as of December 31, 2003.

In a March 2002 private placement, the Company sold 328,633 shares of common stock, for net proceeds of $972,000 (net of fees and expenses). In addition, each purchaser was issued a warrant to purchase a number of shares of the Company's common stock equal to 20% of the number of shares of common stock purchased by such purchaser in the offering. The purchase price of the common stock was $3.00 per share, which was based on an 8.8% discount on the 10-day average price as of March 14, 2003. The purchase price of the common stock for insiders who participated in the offering was $3.35, which was the higher of (1) the price on the closing date or (2) the 10-day average price as of March 14, 2002, plus a $.03 premium because of the issuances of the warrants. The warrants have an initial exercise price of $4.30 per share, with a life of 5 years.

On June 17, 2003, the Company entered into a securities purchase agreement to sell up to 1,350,233 shares of common stock and warrants to purchase 405,069 shares of common stock for an aggregate purchase price of $4,388,250 in a two-stage private placement. The first stage of the private placement, involving the sale of 923,078 shares of common stock and warrants to purchase 276,922 shares of common stock, closed on June 17, 2003 with the Company receiving net proceeds of $2,769,000 (net of fees and expenses). The second stage of the private placement, involving the sale of 427,155 shares of common stock and warrants to purchase 128,147 shares of common stock, closed on August 18, 2003 with the Company receiving net proceeds of $1,043,000 (net of fees and expenses). As required by Nasdaq Marketplace Rules, the issuance and sale of the shares and warrants in the second stage were subject to shareholder approval because the price was less than the greater of book or market value per share and amounted to 20% or more of the Company’s common stock. The shareholders approved the issuance and sale of the shares and warrants in the second stage at a special meeting of shareholders held on August 12, 2003. For both stages, the purchase price of the common stock was $3.25 per share, which was a 12.5% discount on the 10-day average price as of June 1, 2003. The warrants have an initial exercise price of $4.50 per share and a life of 5 years. The warrants were valued at $641,000 and $297,000 for the first and second stages, respectively, based on a Black-Scholes calculation as of the June 17, 2003 and August 18, 2003 closing dates and under EITF 00-19 were included at those values in long term liabilities at the time of each closing. The balance of the net proceeds was accounted for as additional paid in capital. Under EITF 00-19, the Company marked-to-market the value of the warrants at the end of each accounting period until the registration statement for the shares and warrants was declared effective by the SEC on September 24, 2003. Once the registration statement for the shares and warrants was declared effective, the warrant value on the effective date was reclassified to equity as additional paid in capital. As a result of the change in value of the warrants issued in the first stage from the closing date to the end of the second quarter on June 30, 2003, the Company realized a benefit of $8,000 that was included in other income in the Condensed Consolidated Statement of Operations in the second quarter of 2003. As a result of the change in value of the first stage warrants from June 30, 2003 and the second stage warrants from the second closing date to September 30, 2003, the Company realized a benefit of $15,000 that was included in other income in the Condensed Consolidated Statement of Operations in the third quarter of 2003. The Company is subject to certain indemnity provisions included in the stock purchase agreement entered into as part of the financing. In December 2003, the Company also issued warrants to purchase 81,104 shares of common stock to the firm Merriman Curhan and Ford & Co. as compensation as placement agent for the private placement. These warrants have the same terms as the warrants issued in the private placement.

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

  Revenue recognition;
  Allowances for doubtful accounts, returns and discounts;
  Valuation of inventories; and
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

Allowances for Doubtful Accounts, Returns and Discounts

The Company establishes allowances for doubtful accounts, returns and discounts for specifically identified doubtful accounts, returns and discounts based on credit profiles of our customers, current economic trends, contractual terms and conditions and historical payment, return and discount experience. For each year ended December 31, the allowance for doubtful accounts, returns and discounts was $1,096,000 for 2003, $1,034,000 for 2002 and $1,334,000 for 2001. The amount charged to revenue for returns and discounts was $141,000 in 2003, $956,000 in 2002 and $1,487,000 in 2001. The amount charged to expenses for doubtful accounts was $2,000 in 2003, $78,000 in 2002 and $274,000 in 2001. In the event that actual returns, discounts and bad debts differ from these estimates or we adjust these estimates in future periods, our operating results and financial position could be materially affected.

Valuation of Inventories

The Company states inventories at the lower of standard cost (which approximates actual cost determined using the first-in-first-out method) or market. The Company establishes provisions for excess and obsolete inventories after evaluation of historical sales, current economic trends, forecasted sales, product lifecycles and current inventory levels. During 2003, $128,000 was charged to cost of sales for excess and obsolete inventories. Adjustments to our estimates, such as forecasted sales and expected product lifecycles, could harm our operating results and financial position could be materially affected.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. At December 31, 2003, we have recorded a full valuation allowance against our deferred tax assets, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward. The valuation allowance is based on our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS"), No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 141, all business combinations initiated after June 30, 2001 must be accounted for using the purchase method. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles and the testing for impairment of existing goodwill and other intangibles. The Company adopted SFAS No. 142 effective January 1, 2002 (see Note 5 of the Notes to Consolidated Financial Statements).

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

In June 2002, FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities". SFAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. The Company adopted the provisions of SFAS 146 effective for exit or disposal activities initiated after December 31, 2002. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS No. 146. The adoption of SFAS 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002.. The Company has adopted the disclosure provisions of FIN 45 relating to product warranty effective for the year ended December 31, 2002.

In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2002. The Company has adopted the provisions of EITF Issue No. 00-21.

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

In January 2002, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2002. For variable interest entities created or acquired prior to February 1, 2002, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2002. The Company has adopted the provisions of FIN 46. The company is continuing to evaluate the impact of FIN 46-R and its related guidance for its adoption as of March 31, 2004.  However, it is not expected to have a material impact on the company’s Consolidated Financial Statements.

In May 2003, the FASB issued SFAS No.150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. It establishes classification and measurement standards for three types of freestanding financial instruments that have characteristics of both liabilities and equity.  Instruments within the scope of SFAS No. 150 must be classified as liabilities within the company’s Consolidated Financial Statements and be reported at settlement date value.  The provisions of SFAS No. 150 are effective for (1) instruments entered into or modified after May 31, 2003, and (2) pre-existing instruments as of July 1, 2003. In November 2003, through the issuance of FSP 150-3, the FASB indefinitely deferred the effective date of certain provisions of SFAS No. 150, including mandatorily redeemable instruments as they relate to minority interests in consolidated finite-lived entities.  The adoption of SFAS No. 150, as modified by FSP 150-3, did not have a material effect on the Consolidated Financial Statements.

Factors that May Affect Results

Our operating results are subject to fluctuations caused by many factors that could result in decreased revenues and a drop in the price of our common stock.

Our quarterly operating results can vary significantly depending upon a number of factors. It is difficult to predict the lighting market's acceptance of and demand for our products on a quarterly basis, and the level and timing of orders received can fluctuate substantially. Our sales volumes fluctuate, as does the relative volume of sales of our various products with significantly different product margins. Historically we have shipped a substantial portion of our quarterly sales in the last month of each of the second and fourth quarters of the year. Our product development and marketing expenditures may vary significantly from quarter to quarter and are made well in advance of potential resulting revenue. Significant portions of our expenses are relatively fixed in advance based upon our forecasts of future sales. If sales fall below our expectations in any given quarter, we will not be able to make any significant adjustment in our operating expenses, and our operating results will be adversely affected.

Our sales are dependent upon new construction levels and are subject to seasonal and general economic trends.

Sales of our pool and spa lighting products, which currently are available only with newly constructed pools and spas, depend substantially upon the level of new construction of pools. Sales of commercial lighting products also depend significantly upon the level of new building construction and renovation. Construction levels are affected by housing market trends, interest rates and the weather. Because of the seasonality of construction, our sales of swimming pool and commercial lighting products, and thus our overall revenues and income, have tended to be significantly lower in the first and the third quarter of each year. Various economic and other trends may alter these seasonal trends from year to year, and we cannot predict the extent to which these seasonal trends will continue. Recent and continued weakness in the U.S. economy may continue to affect construction and our business. Additionally, some business segments, such as themed entertainment, remain weak as a result of reduced air travel following the September 11, 2001 tragedy and the outbreak and spread of Severe Acute Respiratory Syndrome, or SARS. Themed entertainment is a key source of revenues for our commercial lighting segment and continued softness of this industry will potentially have a material negative effect on our future commercial lighting sales.

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

Competition is increasing in a number of our markets. A number of companies offer directly competitive products, including fiber optic lighting products for downlighting, display case and water lighting, and neon and other lighted signs. We are also experiencing competition from light emitting diode, LED, products in water lighting and in neon and other lighted signs. Our competitors include some very large and well-established companies such as Philips, Schott, 3M, Bridgestone, Pentair, Mitsubishi and Osram/Siemens. All of these companies have substantially greater financial, technical and marketing resources than we do. We may not be able to adequately respond to fluctuations in competitive pricing. We anticipate that any future growth in fiber optic lighting will be accompanied by continuing increases in competition, which could adversely affect our operating results if we cannot compete effectively.

We rely on intellectual property and other proprietary information that may not be protected and that may be expensive to protect.

                  We currently hold 40 patents. There can be no assurance, however, that our issued patents are valid or that any patents applied for will be issued. We have a policy of seeking to protect our intellectual property through, among other things, the prosecution of patents with respect to certain of our technologies. There are many issued patents and pending patent applications in the field of fiber optic technology, and certain of our competitors hold and have applied for patents related to fiber optic lighting. Although, to date, we have not been involved in litigation challenging our intellectual property rights or asserting intellectual property rights of others, we have in the past received communications from third parties asserting rights in our patents or that our technology infringes intellectual property rights held by such third parties. Based on information currently avail able to us, we do not believe that any such claims involving our technology or patents are meritorious. However, we may be required to engage in litigation to protect our patent rights or to defend against the claims of others. In the event of litigation to determine the validity of any third party claims or claims by us against such third party, such litigation, whether or not determined in our favor, could result in significant expense and divert the efforts of our technical and management personnel, regardless of the outcome of such litigation.

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

Mitsubishi is the sole supplier of our fiber, other than the large core fiber and think film coatings, we manufacture based on technology acquired in the Unison transaction. We also rely on a sole source for certain lamps, reflectors, remote control devices and power supplies. The loss of one or more of our suppliers could result in delays in the shipment of products, additional expense associated with redesigning products, impaired margins, reduced production volumes, strained customer relations and loss of business or could otherwise harm our results of operations.

We depend on ADLT for a number of components for our products. ADLT has recently filed for Chapter 11 bankruptcy, which could result in an interruption of supply and increased costs for these components.

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

  variations in our anticipated or actual operating results;
  sales of substantial amounts of our stock;
  dilution as a result of additional equity financing by us;
  announcements about us or about our competitors, including technological innovation or new products or services;
  conditions in the fiber optic lighting industry;
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

Item 7A. Qualitative or Quantitative Disclosures About Market Risk

At December 31, 2003, the Company had $715,000 in cash held in foreign currencies as translated at period end foreign currency exchange rates. The balances for cash held overseas in foreign currencies is subject to exchange rate risk. The Company has a policy of maintaining cash balances in local currencies unless an amount of cash is occasionally transferred in order to repay intercompany debts.

The Company has certain bank borrowings in foreign currencies. The Company had a total borrowing of $475,000 against a credit facility which totals $731,000 (in Euros) held by its German subsidiary. This borrowing is largely held in order to finance the building of new offices owned by the Company in Berching, Germany. Of the amounts due under this borrowing, $475,000 is due in 2008. In addition, there is a revolving line of credit of $254,000 (in Euros) with Sparkasse Neumarkt Bank. As of December 31, 2003, there were no borrowings against this facility.

Item 8. Consolidated Financial Statements and Supplementary Data.

The Company's Consolidated Financial Statements and related notes thereto required by this item are listed and set forth in this Report in Item 15(a). The accompanying notes are an integral part of those consolidated financial statements.

Supplementary Financial Information

The following table sets forth selected unaudited financial information for the Company for the eight quarters in the period ended December 31, 2003. This information has been prepared on the same basis as the audited financial statements and, in the opinion of management, contains all adjustments necessary for a fair presentation thereof.

QUARTERLY FINANCIAL DATA
(IN THOUSANDS, EXCEPT PER SHARE DATA)

2003 QUARTERS ENDED	DEC. 31	SEP. 30	JUN. 30	MAR. 31

Net sales	$7,418	$6,367	$7,574	$5,879
Gross profit	3,060	2,360	2,875	2,046
As a percent of net sales	41.3%	37.1%	38.0%	34.8%
Net income (loss)	110	(181)	85	(622)
As a percent of net sales	1.5%	(2.8)%	1.1%	(10.6)%
Net income (loss) per share:
Basic	$0.02	$(0.03)	$0.02	$(0.12)
Diluted	$0.02	$(0.03)	$0.02	$(0.12)

2002 QUARTERS ENDED	DEC. 31	SEP. 30	JUN. 30	MAR. 31

Net sales	$7,447	$7,155	$8,768	$7,590
Gross profit	2,638	2,567	3,383	2,886
As a percent of net sales	35.4%	35.9%	38.6%	38.0%
Net income (loss)	(478)	(2,974)*	3	(70)
As a percent of net sales	(6.4)%	(41.6)%	—%	(0.9)%
Net income (loss) per share:
Basic	$(0.09)	$(0.58)	$—	$(0.01)
Diluted	$(0.09)	$(0.58)	$—	$(0.01)
___________

* Note: Included in these results is a $2,405,000 charge for a valuation allowance for deferred taxes taken in the quarter ended September 30, 2002.

In accordance with SFAS 142 the Company ceased amortizing goodwill as of December 31, 2001. Refer to Note 5 of the Notes to Consolidated Financial Statements.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

As disclosed in our current report on Form 8-K filed October 2, 2003, we changed independent accountants effective September 29, 2003.

Item 9A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet, and management believes that they meet, reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

(b) Changes in internal controls. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation described in Item 9A(a) above that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this Item regarding directors and nominees is incorporated herein by reference from the information under the caption "PROPOSAL NO. 1: ELECTION OF DIRECTORS" in the Company's definitive Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Company's 2004 Annual Meeting of Shareholders to be held on May 19, 2004 (the "Proxy Statement").

The Company has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The members of the Audit Committee are John B. Stuppin, David Traversi (Chairperson) and Philip Wolfson. All of such members meet the independence standards established by The Nasdaq Stock Market for serving on an audit committee. SEC regulations require the Company to disclose whether a director qualifying as an “audit committee financial expert” serves on the Company’s Audit Committee. The Company’s Board of Directors has determined that Mr. Traversi qualifies as an “audit committee financial expert” within the meaning of such regulations.

The Company’s Board of Directors adopted a Code of Ethics and Business Conduct for all of its directors, officers and employees on February 25, 2004. The Company's Code of Ethics and Business Conduct is available free of charge upon request. To request a copy of the Code of Ethics and Business Conduct, please send a written request to the Secretary of the Company at 44259 Nobel Drive, Fremont, California 94538.

Item 11. Executive Compensation

The information regarding executive compensation required by Item 11 is incorporated herein by reference from the information in the Proxy Statement under the captions "EXECUTIVE COMPENSATION AND OTHER MATTERS," "PROPOSAL NO. 1: ELECTION OF DIRECTORS—Director Compensation" and "PROPOSAL NO. 1: ELECTION OF DIRECTORS—Compensation Committee Interlocks and Insider Participation."

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information regarding security ownership of certain beneficial owners and management required by Item 12 is incorporated herein by reference from the information in the Proxy Statement under the caption "SECURITY OWNERSHIP OF PRINCIPAL SHAREHOLDERS AND MANAGEMENT."

Equity Compensation Plan Information

The information regarding equity compensation plans required by Item 12 can be found under Item 5 of this report.

Item 13. Certain Relationships and Related Transactions

The information regarding certain relationships and related transactions required by Item 13 is incorporated herein by reference to the information in the Proxy Statement under the caption "CERTAIN TRANSACTIONS."

Item 14. Principal Accountant Fees and Services

The information regarding principal accountant fees and services and the pre-approval policies and procedures required by Item 14 is incorporated by reference from the information contained in the Proxy Statement under the caption “RATIFICATION OF APPOINTMENT OF INDEPENDENT AUDITORS – Principal Accountant Fees and Services” and “RATIFICATION OF APPOINTMENT OF INDEPENDENT AUDITORS – Pre-Approval Policies and Procedures.”

PART IV

Item 15. Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a) (1) Financial Statements

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Fiberstars, Inc.
Fremont, California

We have audited the accompanying consolidated balance sheet of Fiberstars, Inc. as of December 31, 2003, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fiberstars, Inc. as of December 31, 2003, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

San Francisco, California
February 27, 2004

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Fiberstars, Inc.
Fremont, California

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows present fairly, in all material respects, the financial position of Fiberstars, Inc. and its subsidiaries (the Company) at December 31, 2002 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 5 to the consolidated financial statements, effective January 1, 2002, the Company ceased amortization of its goodwill on adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

/s/ PricewaterhouseCoopers LLP
February 14, 2003

FIBERSTARS, INC.
CONSOLIDATED BALANCE SHEETS,
December 31, 2003 and 2002
(amounts in thousands except share amounts)

	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$4,254	$231
Accounts receivable, net of allowances for doubtful accounts of $357 in 2003 and $435 in 2002	5,610	5,208
Notes and other receivables	143	239
Inventories, net	6,618	6,808
Prepaids and other current assets	246	343
Total current assets	16,871	12,829
Fixed assets, net	2,634	2,581
Goodwill, net	4,190	4,032
Intangibles, net	306	462
Other assets	118	197

Total assets	$24,119	$20,101

LIABILITIES
Current liabilities:
Accounts payable	$2,205	$2,011
Accruals and other current liabilities	2,413	2,117
Bank overdraft	---	691
Short-term bank borrowings	30	593

Total current liabilities	4,648	5,412
Long-term bank borrows and liabilities	521	449

Total liabilities	5,169	5,861
Commitments and contingencies (Note 8).
SHAREHOLDERS' EQUITY
Preferred stock, par value $0.0001 per share:
Authorized: 2,000,000 shares in 2003 and 2002
Issued and outstanding: no shares in 2003 and 2002
Common stock, par value $0.0001 per share:
Authorized: 30,000,000 shares in 2003 and 2002
Issued and outstanding: 6,316,694 shares in 2003 and 4,667,321 shares in 2002	1	1
Additional paid-in capital	24,531	19,611
Notes receivable from shareholder	(224)	(75)
Accumulated other comprehensive income (loss)	428	(119)
Accumulated deficit	(5,786)	(5,178)

Total shareholders' equity	18,950	14,240

Total liabilities and shareholders' equity	$24,119	$20,101

The accompanying notes are an integral part of these financial statements.

FIBERSTARS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2003, 2002 and 2001
(amounts in thousands except per share amounts)

	2003	2002	2001

Net sales	$27,238	$30,960	$29,053
Cost of sales	16,897	19,486	17,606

Gross profit	10,341	11,474	11,447

Operating expenses:
Research and development	1,279	2,290	2,764
Sales and marketing	7,188	7,907	8,371
General and administrative	2,435	2,709	3,627

Total operating expenses	10,902	12,906	14,762
Loss from operations	(561)	(1,432)	(3,315)
Other income (expense):
Equity in joint venture's income	6	16	15
Interest and other income	80	41	41
Interest expense	(119)	(66)	(122)

Net loss before income taxes	(594)	(1,441)	(3,381)
Benefit from (provision for) income taxes	(14)	(2,078)	1,253

Net loss	$(608)	$(3,519)	$(2,128)

Net loss per share—basic and diluted	$(0.10)	$(0.70)	$(0.45)

Shares used in per share calculation—basic and diluted	5,993	5,028	4,756

The accompanying notes are an integral part of these financial statements.

FIBERSTARS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the years ended December 31, 2003, 2002 and 2001
(amounts in thousands)
	2003	2002	2001

Net loss	$(608)	$(3,519)	$(2,128)
Other comprehensive loss:
Foreign currency translation adjustments	870	444	(192)
Income tax benefit (provision)	(323)	(164)	71

Comprehensive loss	$(61)	$(3,239)	$(2,249)

The accompanying notes are an integral part of these financial statements.

FIBERSTARS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the years ended December 31, 2003, 2002 and 2001
(amounts in thousands)

	Common Stock		Additional Paid-In	Notes Receivable From	Accumulated Other Comprehensive	(Accumulated Deficit) Retained
	Shares	Amount	Capital	Shareholder	Loss	Earnings	Total

Balances, December 31, 2000	4,288	$1	$18,443	$(75)	$(278)	$469	$18,560
Exercise of common stock options	28		81				81
Issuance of common stock under employee stock purchase plan	12		39				39
Foreign currency translation adjustment					(121)		(121)
Net loss						(2,128)	(2,128)

Balances, December 31, 2001	4,328	1	18,563	(75)	(399)	(1,659)	16,431
Issuance of common stock—private placement	329		972				972
Non-employee stock-based compensation			48				48
Issuance of common stock under employee stock purchase plan	10		28				28
Foreign currency translation adjustment					280		280
Net loss						(3,519)	(3,519)

Balances, December 31, 2002	4,667	1	19,611	(75)	(119)	(5,178)	14,240
Issuance of common stock—private placement	1,350		3,730				3,730
Non-employee stock-based compensation			27				27
Issuance of common stock under employee stock purchase plan	8		23				23
Issuance of common stock under employee stock purchase plan	292		1,140	(224)			916
Note receivable from shareholder				75			75
Foreign currency translation adjustment					547		547
Net loss						(608)	(608)

Balances, December 31, 2003	6,317	$1	$24,531	$(224)	$428	$(5,786)	$18,950

The accompanying notes are an integral part of these financial statements.

FIBERSTARS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2003, 2002 and 2001
(amounts in thousands)

		2003	2002	2001

Cash flows from operating activities:
Net loss		$(608)	$(3,519)	$(2,128)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		961	1,086	1,426
Provision for doubtful accounts receivable		(22)	78	274
Non-employee stock-based compensation		---	48	—
Deferred income taxes		---	2,035	(808)
Equity in joint venture		6	(16)	(15)
Changes in assets and liabilities:
Accounts receivable, trade		(238)	(314)	2,210
Inventories		398	(1,239)	218
Prepaid and other current assets		219	334	(213)
Other assets		73	150	(173)
Accounts payable		168	(344)	(1,101)
Accruals and other current liabilities		(28)	(171)	89

Total adjustments		1,537	1,647	1,907

Net cash provided by (used in) operating activities		929	(1,872)	(221)

Cash flows from investing activities:

Acquisition of fixed assets		(717)	(793)	(530)

Net cash used in investing activities		(717)	(793)	(530)

Cash flows from financing activities:
Proceeds from issuances of common stock		4,920	1,000	119
Repayment of loan made to shareholder		75	-	-
Loan made to shareholder		(224)	---	---
Proceeds from (repayments of) long-term bank borrowings		(26)	30	(38)
Net proceeds from short-term bank borrowings		(607)	492	93
Bank overdraft		(691)	691	—

Net cash provided by financing activities		3,447	2,213	174

Effect of exchange rate changes on cash		364	99	(69)

Net increase (decrease) in cash and cash equivalents		4,023	(353)	(646)
Cash and cash equivalents, beginning of year		231	584	1,230

Cash and cash equivalents, end of year		$4,254	$231	$584

Supplemental information:
Interest paid		$119	$42	$122
Fully depreciated assets disposed of	$	---	$1,544	$—
Income taxes paid (received)	$	---	$(636)	$276

The accompanying notes are an integral part of these financial statements

FIBERSTARS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

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

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Estimates include, but are not limited to, the establishment of reserves for accounts receivable, sales returns, and warranty claims; the useful lives for property, equipment, and intangible assets, and stock-based compensation. Actual results could differ from those estimates.

Cash Equivalents:

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

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

FIBERSTARS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

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

Inventories:

The Company states inventories at the lower of standard cost (which approximates actual cost determined using the first-in-first-out method) or market. The Company establishes provisions for excess and obsolete inventories after evaluation of historical sales, current economic trends, forecasted sales, product lifecycles and current inventory levels. Charges to cost of sales for excess and obsolete inventories amounted to $128,000, $201,000 and $155,000 in 2003, 2002 and 2001, respectively.

Accounts Receivable:

The Company’s customers are currently concentrated in the United States and Europe. In the normal course of business, the Company extends unsecured credit to its customers related to the sale of its products. Typical credit terms require payment within 30 days from the date of delivery or service. The Company evaluates and monitors the creditworthiness of each customer on a case-by-case basis. The Company provides allowances for sales returns and doubtful accounts based on its continuing evaluation of its customers’ ongoing requirements and credit risk. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The Company does not require collateral from its customers.

Income Taxes:

As part of the process of preparing its consolidated financial statements, the Company is required to estimate its income tax liability in each of the jurisdictions in which it does business. This process involves estimating the Company’s income tax liability in each of the jurisdictions in which it does business. This process involves estimating the Company’s actual current tax expense together with assessing temporary differences resulting form differing treatment of items, such as deferred revenues, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheet. The Company must then assess the likelihood that these deferred tax assets will be recovered from future taxable income and, to the extent the Company believe that recovery is not more likely than not, or is unknown, the Company must establish a valuation allowance.

Significant management judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against such deferred tax assets. At December 31, 2003, the Company’s deferred tax assets primarily consist of certain net operating losses carried forward. The Company has recorded a full valuation allowance of $2,596,000 against these deferred tax assets, due to uncertainties related to its ability to utilize those deferred tax assets,. The valuation allowance is based on estimates of taxable income by jurisdiction and the periods over which its deferred tax assets could be recoverable.

Long-lived Assets:

Goodwill represents the excess of acquisition cost over the fair value of tangible and identified intangible net assets of the businesses acquired. Goodwill is not amortized, but is subjected to an annual impairment test. Intangible assets from acquisitions are stated at cost and are amortized on a straight-line basis over the estimated life of the assets acquired, but in no case for a period longer than 10 years. Fixed assets are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets (two to five years). Leasehold improvements are amortized on a straight-line basis over their estimated useful lives or the lease term, whichever is shorter, generally 3 to 7 years. When events or changes in circumstances indicate that assets may be impaired, an evaluation is performed comparing the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount to determine if a write-down to market value or discounted cash flow is required.

FIBERSTARS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

Certain Risks and Concentrations:

The Company invests its excess cash in deposits and high-grade short-term securities with two major banks. The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At times the cash balances could exceed the amounts insured by the FDIC. The Company has not experienced any losses in such accounts and believes it is not exposed to significant risk of loss.

The Company sells its products primarily to commercial lighting distributors and residential pool distributors and pool installation contractors in North America, Europe and the Far East. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Although the Company maintains allowances for potential credit losses that it believes to be adequate, a payment default on a significant sale could materially and adversely affect its operating results and financial condition. At December 31, 2003, one customer accounted for 14% of accounts receivable and at December 31, 2002, the same customer accounted for 13% of accounts receivable. The customer also accounted for 11%, 9% and 8% of net sales in 2003, 2002 and 2001, respectively.

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

Research and Development:

Research and development costs are charged to operations as incurred. In 2000 the Company received a federal grant from the National Institute of Standards and Technology ("NIST") for to $2,000,000 over three years for research and development of large core fiber for lighting purposes. This award provided the Company with $520,000 in funding for the eleven-month period beginning November 2000 and ended September 2001 and $914,000 for the one-year period ended September 2002, and $566,000 for the one-year period ending September 2003. The Company records the amount of NIST funding for each period as a credit to research and development expense. During the Company's fiscal years ended December 31, 2003, 2002 and 2001, amounts of $507,000, $874,000 and $543,000 were recorded respectively, as a credit to research and development expenses under the NIST grant. The accounting for the NIST contract is subject to independent audit at the end of the contract for the award year ending September 30, 2003.

In February 2003, DARPA awarded the Company and its partners a research and development contract for the development of next generation light sources, optics, luminaire and integrated illuminated technologies for its High Efficiency Distributed Lighting (“HEDLight”) project. The DARPA contract calls for payments of $6,818,000 to the Company over three years based on achievement of various research and development milestones. On April 10, 2003 the Company announced that it and APL Engineered Materials, a subsidiary of Advanced Lighting Technologies Inc. (“ADLT”), were awarded a further $2.7 million research and development contract from the DARPA to develop a new arc discharge light source. The Company will receive $300,000 of this amount for its portion of this research. APL Engineered Materials will lead the light source project. The contract provided the company $1,463,000 in funding for the fiscal year 2003, net of subcontractor fees. The Company records the amount of DARPA funding for each period as a credit to research and development expense. The milestones are for work performed in developing fiber optic illuminators and fixtures for installation on ships and aircraft. Funds for the first year have congressional budget approval and funds for subsequent years are subsequent to budget approval for those years.

FIBERSTARS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002
Earnings Per Share:

Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental shares upon exercise of stock options.

A reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share is provided as follows (in thousands, except per share amounts):

FIBERSTARS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2003 and 2002

	Years Ended December 31,

	2003	2002	2001

Numerator—Basic and Diluted earnings (loss) per share
Net loss	$(608)	$(3,519)	$(2,128)
Denominator—Basic and Diluted earnings (loss) per share
Weighted average shares outstanding	5,993	5,028	4,756
Basic and diluted loss per share	$(0.10)	$(0.70)	$(0.45)

The shares outstanding used for calculating basic and diluted earnings (loss) per share includes 445,000 shares of common stock issuable for no cash consideration upon exercise of certain exchange provisions of warrants held by ADLT.

Options and warrants to purchase 1,989,017 shares, 1,598,076 shares and 1,529,678 shares of common stock were outstanding at December 31, 2003, 2002 and 2001, respectively, but were not included in the calculations of diluted earnings (loss) per share because the Company had a loss for these years.

Stock-Based Compensation:

As of December 31, 2003, the Company has four stock-based employee compensation plans, which are described more fully in Note 9. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

(in thousands, except per share amounts):

	Years Ended December 31,

	2003	2002	2001

Net Loss—as reported	$(608)	$(3,519)	$(2,128)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(527)	(699)	(488)
Net Loss—Pro forma	$(1,135)	$(4,218)	$(2,616)
Basic and Diluted Loss Per Share—As reported	$(0.10)	$(0.70)	$(0.45)
Basic and Diluted Loss Per Share—Pro forma	$(0.19)	$(0.84)	$(0.55)

The fair value of each option grant and stock purchase plan grant combined is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2003, 2002 and 2001:

FIBERSTARS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

	2003	2002	2001

Fair value of options issued	$1.65	$2.53	$1.89
Exercise price	$5.04	$4.46	3.69
Expected life of option	3.93 years	3.90 years	3.65 years
Risk-free interest rate	3.87%	4.19%	4.61%
Expected volatility	48%	72%	67%

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

Advertising Expenses:

The Company expenses the costs of advertising as incurred. Advertising expenses were $119,000, $203,000 and $13,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Product warranties:

The Company warrants finished goods against defects in material and workmanship under normal use and service for periods of one to three years for illuminators and fiber. A liability for the estimated future costs under product warranties is maintained based on estimated future warranty expense for products outstanding under warranty:

Year ended December 31, 2003
(in thousands)
Balance at the beginning of the year	$260,000
Accruals for warranties issued during the year	637,000
Accruals related to pre-existing warranties (including changes in estimates)	—
Settlements made during the year (in cash or in kind)	(567,000)
Balance at the end of the year	$330,000

Recent Pronouncements:

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS"), No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 141, all business combinations initiated after June 30, 2001 must be accounted for using the purchase method. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles and the testing for impairment of existing goodwill and other intangibles. The Company adopted SFAS No. 142 effective January 1, 2002 (see Note 5 of the Notes to Consolidated Financial Statements).

FIBERSTARS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

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

In June 2002, FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities". SFAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. The Company adopted the provisions of SFAS 146 effective for exit or disposal activities initiated after December 31, 2002. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS No. 146. The adoption of SFAS 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has adopted the disclosure provisions of FIN 45 relating to product warranty effective for the year ended December 31, 2002.

In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2002. The Company has adopted the provisions of EITF Issue No. 00-21.

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

FIBERSTARS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

In January 2002, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2002. For variable interest entities created or acquired prior to February 1, 2002, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2002. The Company has adopted the provisions of FIN 46. The company is continuing to evaluate the impact of FIN 46-R and its related guidance for its adoption as of March 31, 2004.  However, it is not expected to have a material impact on the company’s Consolidated Financial Statements.

In May 2003, the FASB issued SFAS No.150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. It establishes classification and measurement standards for three types of freestanding financial instruments that have characteristics of both liabilities and equity.  Instruments within the scope of SFAS No. 150 must be classified as liabilities within the company’s Consolidated Financial Statements and be reported at settlement date value.  The provisions of SFAS No. 150 are effective for (1) instruments entered into or modified after May 31, 2003, and (2) pre-existing instruments as of July 1, 2003. In November 2003, through the issuance of FSP 150-3, the FASB indefinitely deferred the effective date of certain provisions of SFAS No. 150, including mandatorily redeemable instruments as they relate to minority interests in consolidated finite-lived entities.  The adoption of SFAS No. 150, as modified by FSP 150-3, did not have a material effect on the Consolidated Financial Statements.

3. Inventories (in thousands):

	December 31,

	2003	2002

Raw materials	$5,955	$5,959
Inventory reserve	(714)	(653)

Finished goods	1,377	1,502

	$6,618	$6,808

4. Fixed Assets (in thousands):

	December 31,

	2003	2002

Equipment (useful life 5 years)	$3,602	$3,258
Tooling (useful life 2 - 5 years)	1,668	1,515
Furniture and fixtures (useful life 5 years)	213	199
Computer software (useful life 3 years)	253	226
Leasehold improvements (the shorter of useful life or lease life)	1,824	1,423

	7,560	6,621

Less accumulated depreciation and amortization	(4,926)	(4,040)

	$2,634	$2,581

In 2002, the Company removed fixed assets no longer in service from its balance sheet. This resulted in a decrease in gross fixed asset value of $1,544,000 and a corresponding decrease in accumulated depreciation of $1,544,000.

FIBERSTARS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

5. Goodwill and Intangibles

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

	2003	2002	2001

Reported net loss	$(608)	$(3,519)	$(2,128)
Add back: goodwill amortization	—	—	220

Adjusted net loss	$(608)	$(3,519)	$(1,908)

Basic and diluted loss per share:
Reported net loss per share	$(0.10)	$(0.70)	$(0.45)
Goodwill amortization per share	—	—	0.05

Adjusted net loss per share	$(0.10)	$(0.70)	$(0.40)

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

In accordance with the provisions of SFAS 142 the Company performed the transitional goodwill impairment test prior to the end of the second quarter of 2002 and the annual impairment test in the fourth quarter of 2002 and 2003. The tests showed no impairment of the Company's goodwill asset. In accordance with SFAS 142, goodwill is subject to an annual impairment test.

The changes in the carrying amounts of goodwill and intangibles for the years ended December 31, 2002 and 2003 were as follows (in thousands):

	Goodwill			Intangibles

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Balance as of January 1, 2002	$6,261	$(1,724)	$4,537	$—	$—	$—
Reclassification	(770)	152	(618)	770	(152)	618
Amortization expense	—	—	—	—	(156)	(156)
Exchange rate			113

Balance as of December 31, 2002	$5,491	$(1,572)	$4,032	$770	$(308)	$462
Amortization expense	—	—	—	—	(156)	(156)
Exchange rate			158

Balance as of December 31, 2003	$5,491	$(1,572)	$4,190	$770	$(464)	$306

Intangibles at December 31, 2003 include developed and core technology and patents with a gross carrying amount of $399,000 and $371,000, respectively, and accumulated amortization of $241,000 and $223,000, respectively. Intangibles at December 31, 2002 include developed and core technology and patents with a gross carrying amount of $399,000 and $371,000, respectively, and accumulated amortization of $160,000 and $148,000, respectively.

FIBERSTARS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

The estimated annual amortization expense for intangibles is $157,000 for fiscal 2004 and $50,000 for each of fiscal 2005, 2006 and 2007.

6. Accruals and Other Current Liabilities (in thousands):

	December 31,

	2003	2002

Sales commissions and incentives	$846	$661
Accrued warranty expense	330	260
Accrued legal fees	148	169
Accrued employee benefits	218	285
Accrued rent	187	189
Accrued payables—related parties	417	120
Accrued DARPA payables	99	--
Others	168	433

	$2,413	$2,117

7. Bank Borrowings:

The Company has a $5,000,000 Loan and Security Agreement (Accounts Receivable and Inventory) dated December 7, 2001, with Comerica Bank bearing interest equal to prime plus 0.25% per annum computed daily or a fixed rate term option of LIBOR plus 3%. Borrowings under this Loan and Security Agreement are collateralized by the Company’s assets and intellectual property. Specific borrowings are tied to accounts receivable and inventory balances, and the Company must comply with certain covenants with respect to effective net worth and financial ratios. The Company had no borrowings against this facility as of December 31, 2003 and had borrowings of $416,000 as of December 31, 2002. As of December 31, 2003, the Company was not in conformity with the profit covenant, but has received a waiver to this covenant from the bank.

The Company also has a $444,000 (in UK pounds sterling, based on the exchange rate at December 31, 2003) bank overdraft agreement with Lloyds Bank Plc through its UK subsidiary. There were no borrowings against this facility as of December 31, 2003 and December 31, 2002.

As of December 31, 2003, the Company had a total borrowing of $475,000 (in Euros, based on the exchange rate effective as of December 31, 2003) against a note payable secured by real property owned by its German subsidiary. As of December 31, 2002, the Company had $475,000 borrowed against this note. Additionally, there is a revolving line of credit of $254,000 (in Euros, based on the exchange rate at December 31, 2003) with Sparkasse Neumarkt Bank. As of December 31, 2003, there were no borrowings against this facility and as of December 31, 2002 there was $142,000 in borrowings against this facility.

FIBERSTARS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2003 and 2002
8. Commitments and Contingencies:

The Company occupies manufacturing and office facilities under non-cancelable operating leases expiring in 2006 under which it is responsible for related maintenance, taxes and insurance. Minimum lease commitments under the leases are as follows (in thousands):

Year ending December 31,	Minimum lease commitments

2004	$1,061
2005	1,082
2006	808

Total minimum lease payments	$2,951

These leases included certain escalation clauses and thus rent expense was recorded on a straight-line basis. Rent expense approximated $891,000, $926,000 and $1,014,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

At December 31, 2003, a letter of credit in the amount of $350,000 was held by the Company on behalf of Sparkasse Neumarkt Bank. The letter of credit would be drawn against the Company's line of credit facility with Comerica Bank in the event of a default by the Company's German subsidiary, LBM, on its outstanding loan with Sparkasse Neumarkt Bank.

The Company is not currently a party to any material legal proceedings.

9. Shareholders' Equity:

Common Stock:

The notes receivable from shareholders for common stock bear interest at a rate of 9% and are payable ten years from the date of issuance. The Company does not recognize interest on these notes receivable until it is received.

Under the terms of certain agreements with the Company, the holders of approximately 1,818,000 shares of common stock have certain demand and piggyback registration rights. All registration expenses generally are borne by the Company.

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

As part of the acquisition of Lightly Expressed, the Company granted the Lightly Expressed shareholders warrants to purchase 100,000 shares which may be exercised in three years if certain operating profits from sales of the products acquired are met. There were 50,000 warrants exercisable as of December 31, 2003.

FIBERSTARS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

On June 17, 2003, the Company entered into a securities purchase agreement to sell up to 1,350,233 shares of Common Stock and warrants to purchase 405,069 shares of Common Stock for an aggregate purchase price of $4,388,250 in a two-stage private placement. The first stage of the private placement, involving the sale of 923,078 shares of Common Stock and warrants to purchase 276,922 shares of Common Stock, closed on June 17, 2003 with the Company receiving net proceeds of $2,769,000 (net of fees and expenses). The second stage of the private placement, involving the sale of 427,155 shares of Common Stock and warrants to purchase 128,147 shares of Common Stock, closed on August 18, 2003 with the Company receiving net proceeds of $1,043,000 (net of fees and expenses). As required by Nasdaq Marketplace Rules, the issuance and sale of the shares and warrants in the second stage were subject to shareholder approval because the price was less than the greater of book or market value per share and amounted to 20% or more of the Company’s Common Stock. The shareholders approved the issuance and sale of the shares and warrants in the second stage at a special meeting of shareholders held on August 12, 2003. For both stages, the purchase price of the Common Stock was $3.25 per share, which was a 12.5% discount on the 10-day average price as of June 1, 2003. The warrants have an initial exercise price of $4.50 per share and a life of 5 years. The warrants were valued at $641,000 and $297,000 for the first and second stages, respectively, based on a Black-Scholes calculation as of the June 17, 2003 and August 18, 2003 closing dates and under EITF 00-19 were included at those values in long term liabilities at the time of each closing. The balance of the net proceeds was accounted for as additional paid in capital. Under EITF 00-19, the Company marked-to-market the value of the warrants at the end of each accounting period until the registration statement for the shares and warrants was declared effective by the Securities and Exchange Commission (“SEC”) on September 24, 2003. Once the registration statement for the shares and warrants was declared effective, the warrant value on the effective date was reclassified to equity as additional paid in capital. As a result of the change in value of the warrants from the first stage from the closing date to the end of the second quarter on June 30, 2003, the Company realized a benefit of $8,000 which was included in other income in the Condensed Consolidated Statement of Operations in the second quarter of 2003. As a result of the change in value of the first stage warrants from June 30, 2003 and the second stage warrants from the second closing date to September 30, 2003, the Company realized a benefit of $15,000 which was included in other income in the Condensed Consolidated Statement of Operations in the third quarter of 2003. The Company is subject to certain indemnity provisions included in the stock purchase agreement entered into as part of the financing. In December 2003, the Company also issued warrants to purchase 81,104 shares of common stock to the firm Merriman Curhan and Ford & Co. as compensation as placement agent for the private placement. These warrants have the same terms as the warrants issued in the private placement.

In a private placement in March 2002, the Company sold 328,633 shares of common stock for $972,000, net of fees and expenses of $28,000. In addition, each purchaser was issued a warrant to purchase a number of shares of the Company's common stock equal to 20% of the number of shares of common stock purchased by such purchaser in the offering. The purchase price of the common stock was $3.00 per share, which was based on an 8.8% discount on the 10-day average price as of March 14, 2002. The purchase price of the common stock for insiders who participated in the offering was $3.35, which was the higher of (1) the price on the closing date or (2) the 10-day average price as of March 14, 2002, plus a $.03 premium because of the issuances of the warrants. The warrants have an initial exercise price of $4.30 per share, with a life of 5 years.

FIBERSTARS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2003 and 2002
Warrant activity comprised:
	Shares	Warrants Outstanding Exercise Price	Warrants Exercisable	Amount

				(in thousands)
Balance, December 31, 2000	1,100,000	$2.00 - $6.00	—	$3,000
Warrants granted	—	$2.00 - $6.00	—	$—

Balance, December 31, 2001	1,100,000	$2.00 - $6.00	—	$3,000
Warrants granted	65,726	$4.30	65,726	$283

Balance, December 31, 2002	1,165,726	$2.00 - $6.00	65,726	$3,283
Warrants granted	486,173	$4.50	276,922	$1,265
Warrants cancelled	(50,000)	$6.00	50,000	($300)

Balance, December 31, 2003	1,601,899	$2.00 - $6.00	392,648	$4,248

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

1994 Directors' Stock Option Plan:

At December 31, 2003, a total of 400,000 shares of common stock had been reserved for issuance under the 1994 Directors' Stock Option Plan. The plan provides for the granting of nonstatutory stock options to non-employee directors of the Company.

1994 Stock Option Plan:

At December 31, 2003, an aggregate of 1,550,000 shares of the Company's common stock had been reserved for issuance under the 1994 Stock Option Plan to employees, officers, and consultants at prices not lower than the fair market value of the common stock of the Company on the date of grant in the case of incentive stock options, and not lower than 85% of the fair market value on the date of grant in the case of non-statutory stock options. Options granted may be either incentive stock options or nonstatutory stock options. The plan administrator (the Board of Directors or a committee of the Board) determines the terms of options granted under the plan including the number of shares subject to the option, exercise price, term and exercisability. Activity Under the Stock Option Plans: Option activity under all plans comprised:

FIBERSTARS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2003 and 2002

	Options Available For Grant	Number of Shares Outstanding	Weighted Average Exercise Price Per Share

	(in thousands)	(in thousands)
Balance, December 31, 2000	93	1,668	$4.74
Granted	(85)	85	$3.83
Cancelled	195	(195)	$4.85
Exercised	—	(28)	$2.93

Balance, December 31, 2001	203	1,530	$4.74
Granted	(418)	418	$4.41
Cancelled	516	(516)	$5.00
Exercised	—	—	—

Balance, December 31, 2002	301	1,432	$4.57
Granted	(369)	369	$4.41
Cancelled	123	(123)	$3.62
Exercised		(291)	—
Balance, December 31, 2003	55	1,387	$4.87

At December 31, 2003, 2002 and 2001, options to purchase 1,005,466 shares, 1,100,102 shares and 1,147,007 shares of common stock, respectively, were exercisable at weighted average fair values of $4.86, $4.54 and $4.67, respectively.

OPTIONS OUTSTANDING				OPTIONS CURRENTLY EXERCISABLE
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

	(in thousands)	(in years)		(in thousands)
$3.00 - $3.95	421	5.1	$3.65	205	$3.57
$4.00 - $4.88	417	2.3	$4.52	360	$4.51
$5.13 - $5.88	287	4.2	$5.50	312	$5.46
$6.25 - $7.23	262	4.7	$6.91	128	$6.83

	1,387			1,005

1994 Employee Stock Purchase Plan:

At December 31, 2003, a total of 100,000 shares of common stock had been reserved for issuance under the 1994 Employee Stock Purchase Plan. The plan permits eligible employees to purchase common stock through payroll deductions at a price equal to the lower of 85% of the fair market value of the Company's common stock at the beginning or end of the offering period. Employees may end their participation at any time during the offering period, and participation ends automatically on termination of employment with the Company. At December 31, 2003, 82,214 shares had been issued under this plan.

FIBERSTARS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

Shareholder Rights Plan

On September 12, 2001, the Board of Directors of Fiberstars, Inc. declared a dividend distribution of one "Right" for each outstanding share of common stock of the Company to shareholders of record at the close of business on September 26, 2002. One Right will also attach to each share of common stock issued by the Company subsequent to such date and prior to the distribution date defined below. With certain exceptions, each Right, when exercisable, entitles the registered holder to purchase from the Company one one-thousandth of a share of a new series of preferred stock, designated as Series A Participating Preferred Stock, at a price of $30.00 per one one-thousandth of a share, subject to adjustment. The Rights were distributed as a non-taxable dividend and expire ten years from the date of the Rights Plan. In general, the Rights will become exercisable and trade independently from the common stock on a distribution date that will occur on the earlier of (i) the public announcement of the acquisition by a person or group of 15% or more of the common stock or (ii) ten days after commencement of a tender or exchange offer for the common stock that would result in the acquisition of 15% or more of the common stock. Upon the occurrence of certain other events related to changes in ownership of the common stock, each holder of a Right would be entitled to purchase shares of common stock, or an acquiring corporation's common stock, having a market value of twice the exercise price. Under certain conditions, the Rights may be redeemed at $0.001 per Right by the Board of Directors. The description and terms of the Rights are set forth in a Rights Agreement dated as of September 20, 2002 between the Company and Mellon Investor Services LLC, as rights agent.

10. Income Taxes:

The components of the benefit from (provision for) income taxes are as follows (in thousands):

	Years Ended December 31,

		2003	2002	2001

Current:
Federal	$	---	$—	$551
Foreign		14	(43)	(105)
State		---	—	(1)

		14	(43)	445
Deferred:
Federal		—	(1,605)	910
State		—	(430)	(102)

		—	(2,035)	808

Benefit from (provision for) income taxes		$(14)	$(2,078)	$1,253

The following table shows the geographic components of pretax income (loss) between U.S. and foreign subsidiaries:

	December 31,

	2003	2002	2001

U.S.	$(788)	$(2,021)	$(3,568)
Foreign subsidiaries	194	580	187

	$(594)	$(1,441)	$(3,381)

FIBERSTARS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

The principal items accounting for the difference between income taxes computed at the United States statutory rate and the benefit from (provision for) income taxes reflected in the statements of operations are as follows:

	December 31,
	2003	2002	2001

United States statutory rate	34.0%	34.0%	34.0%
State Taxes (net of federal tax benefit)	5.5%	5.5%	5.5%
Valuation allowance	(39.5)	(181.1)%	—
Other	(2.3)%	(2.7)%	(2.4)%

	(2.3)%	(144.3)%	37.1%

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset are as follows (in thousands):

	December 31,

	2003	2002

Allowance for doubtful accounts	$118	$149
Accrued expenses and other reserves	571	989
Tax credits	155	235
Net operating loss	1,519	836
Other	233	—

Total deferred tax asset	2,596	2,209
Valuation allowance	(2,596)	(2,209)

Net deferred tax asset	$—	$—

The deferred tax asset has been fully reserved by management in accordance with FASB 109 since management cannot forecast when the tax loss carryforwards will be realized.

As of December 31, 2003, the Company has net operating loss carryforward of approximately $4.2 million and $1.3 million for federal and state income tax purposes, respectively. If not utilized, these carryforwards will begin to expire in 2020 for federal and 2008 for state purposes.

Under the Internal Revenue Code Section 382, the amounts of and benefits from net operating losses carryforwards may be impaired in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period.

11. Segments and Geographic Information:

The Company has two primary product lines: the pool and spa lighting product line and the commercial lighting product line, each of which markets and sells fiber optic lighting products. The Company markets its products for worldwide distribution primarily through independent sales representatives, distributors and swimming pool builders in North America, Europe and the Far East.

FIBERSTARS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

A summary of geographic sales is as follows (in thousands):
	Years Ended December 31,

	2003	2002	2001

U.S. Domestic	$19,171	$22,978	$21,298
Other Countries	8,067	7,982	7,755

	$27,238	$30,960	$29,053

A summary of geographic long-lived assets (fixed assets and goodwill) is as follows (in thousands):

	December 31,

	2003	2002

U.S. Domestic	$5,081	$5,501
Germany	1,897	1,418
Other Countries	152	156

	$7,130	$7,075

A summary of sales by product line is as follows (in thousands):

	Years Ended December 31,

	2003	2002	2001

Pool and Spa Lighting	$14,888	$17,925	$14,294
Commercial Lighting	12,350	13,035	14,759

	$27,238	$30,960	$29,053

12. Employee Retirement Plan:

The Company maintains a 401(k) profit sharing plan for its employees who meet certain qualifications. The Plan allows eligible employees to defer up to 15% of their earnings, not to exceed the statutory amount per year on a pretax basis through contributions to the Plan. The Plan provides for employer contributions at the discretion of the Board of Directors; however, no such contributions were made in 2003, 2002 or 2001.

13. Related Party Transactions:

In previous years, the Company advanced amounts to certain officers by way of promissory notes. The notes are collateralized by certain issued or potentially issuable shares of the Company's common stock. The notes bear interest at rates ranging from 6% to 8% per annum and are repayable at various dates through 2004. At December 31, 2003 and 2002, $16,000 and $62,000 was outstanding under the notes, respectively. At December 31, 2003, $4,000 was included in other assets and $12,000 was included in notes receivable and other assets. At December 31, 2002, $34,000 was included in other assets and $28,000 was included in notes receivable and other assets. In the second quarter of 2003, the Company took a charge of $27,000 in relation to renewing options held by a certain director that had expired.

FIBERSTARS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

As of December 31, 2003, ADLT was a holder of approximately 20% of the Company's outstanding Common Stock. In January 2000, the Company executed the Mutual Supply Agreement with ADLT under which the Company buys certain lamps and components for its illuminators and through which the Company sells its finished products to ADLT. The terms of this agreement provide for specified pricing on products purchased from and sold to ADLT. The Company has purchased, and continues to purchase, components from ADLT under the terms of this agreement. Also, in January 2000, the Company entered into a Development Agreement with Unison, a wholly owned subsidiary of ADLT, under which the Company provided development services for which it received $2 million in fees from October 1999 through January 2001. In exchange, the Company pays royalties on the sales of products these t echnologies produce at a rate of 3% for the first five years, 2% for the next two years and 1% for the next three years, after which the Company assumes exclusive royalty-free rights to these products.

The Company had sales to ADLT under terms of the Mutual Supply Agreement and prior supply agreements of $156,000 during 2003, $345,000 during 2002 and $484,000 during 2001. Purchases were made from ADLT under these agreements with the Company along with royalties paid amounted to $657,000 in 2003, $1,207,000 in 2002 and $904,000 in 2001. Accounts receivable from ADLT were $39,000 and $79,000 at December 31, 2003 and 2002, respectively. Accounts payable due to ADLT were $117,000 and $105,000 at December 31, 2003 and 2002, respectively.

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

(b)   Reports on Form 8-K.

The Company filed a Current Report on Form 8-K on October 2, 2003 reporting under Item 4 the Company’s dismissal of PricewaterhouseCoopers LLP as its independent accountants and announcing the appointment Grant Thornton LLP as its independent accountant effective September 29, 2003.

The Company furnished a Current Report on Form 8-K on October 22, 2003 furnishing under item 12 the Company’s press release and related conference call transcript relating to its financial results for the quarter ended September 30, 2003.

(c)   Exhibits

Exhibit Number	Description of Documents
3(i).1	Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000).

3(i).2
Certificate of Determination of Series A Participating Preferred Stock of the Registrant (incorporated by reference to Exhibit 3(i) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

3(ii)	Bylaws of the Registrant, as amended (composite copy).

4.1
Form of Warrant issued to the Underwriters in the Company's initial public offering (incorporated by reference to Exhibit 1.1 to the Registrant's Registration Statement on Form SB-2 (Commission File No. 33-79116-LA)).

4.2	Rights Agreement dated as of September 20, 2001 between the Registrant and Mellon Investor Services (incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-A filed on September 21, 2001).

4.3
Amendment No. 1 to Rights Agreement dated as of March 26, 2002, between the Registrant and Mellon Investor Services, LLC, as rights agent (incorporated by reference to Exhibit 4.2 to the Registrant's Amendment No. 1 to Form 8-A filed on April 17, 2002).

4.4	Form of Warrant for the purchase of shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

4.5
Amendment No. 2 to Rights Agreement dated as of June 17, 2003, between the Registrant and Mellon Investor Services, LLC, as rights agent (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on June 19, 2003).

4.6
Amendment No. 3 to Rights Agreement dated as of December 8, 2003, between the Registrant and Mellon Investor Services, LLC, as rights agent (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on February 10, 2004).

10.1†
Form of Indemnification Agreement for directors and officers of the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form SB-2 (Commission File No. 33-79116-LA)).

10.2†
1988 Stock Option Plan, as amended, and forms of stock option agreement (incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form SB-2 (Commission File No. 33-79116-LA)).

10.3†
1994 Stock Option Plan, amended as of May 24, 2000, (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 (Commission File No. 333-52042) filed on December 18, 2000).

10.4†
1994 Employee Stock Purchase Plan, amended as of December 7, 2000, (incorporated by reference to Exhibit 99.3 to the Registrant's Registration Statement on Form S-8 (Commission File No. 333-52042) filed on December 18, 2000).

10.5†
1994 Directors' Stock Option Plan, amended as of May 23, 2001, (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 (Commission File No. 333-68844) filed on August 31, 2001).

10.6
Registration Rights Agreement dated as of June 27, 1990, between the Registrant and certain holders of the Registrant's capital stock, as amended by Amendment No. 1 dated as of February 6, 1991 and Amendment No. 2 dated as of April 30, 1994 (incorporated by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form SB-2 (Commission File No. 33-79116-LA)).

10.7
Amendment No. 3 to Registration Rights Agreement to include Warrant shares as Registerable Securities (incorporated by reference to Exhibit 1.2 to the Registrant's Registration Statement on Form SB-2 (Commission File No. 33-79116-LA)).

10.8†
Stock Purchase Agreement and related Promissory Note between David N. Ruckert and the Registrant dated as of December 9, 1987, as amended (incorporated by reference to Exhibit 10.14 to the Registrant's Registration Statement on Form SB-2 (Commission File No. 33-79116-LA)).

10.9†
Common Stock Purchase Warrant dated as of June 27, 1988 issued by the Registrant to Philip Wolfson (incorporated by reference to Exhibit 10.15 to the Registrant's Registration Statement on Form SB-2 (Commission File No. 33-79116-LA)).

10.10
Lease Agreement dated December 20, 1993, between the Registrant and Bayside Spinnaker Partners IV (incorporated by reference to Exhibit 10.19 to the Registrant's Registration Statement on Form SB-2 (Commission File No. 33-79116-LA)).

10.11
Form of Agreement between the Registrant and independent sales representatives (incorporated by reference to Exhibit 10.20 to the Registrant's Registration Statement on Form SB-2 (Commission File No. 33-79116-LA)).

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

10.19
Asset Purchase Agreement dated as of November 19, 1998, by and among the Registrant, Hillgate (4) Limited, Crescent Lighting Limited, Michael Beverly Morrison and Corinne Bertrand (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on December 4, 1998).

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

10.23
Multi-tenant Industrial Lease Agreement (Modified Gross) dated September 15, 1998, between the Registrant and Harsch Investment Corp., as Agent for MacArthur/Broadway Center, Inc. (incorporated by reference to Exhibit 10.37 to the Registrant's Amended Annual Report on Form 10-KSB/A for the year ended December 31, 1998), as amended by First Amendment to Lease dated December 13, 1999 (incorporated by reference to Exhibit 10.37 to the Registrant's Amended Annual Report on Form 10-K 405/A for the year ended December 31, 1999).

10.24
Amended and Restated Promissory Note dated March 25, 1999, between the Registrant and J. Steven Keplinger (incorporated by reference to Exhibit 10.40 to the Registrant's Amended Annual Report on Form 10-KSB/A for the year ended December 31, 1998).

10.25
Asset Purchase Agreement dated as of January 14, 2000, among the Registrant and Unison Fiber Optic Lighting Systems, LLC (incorporated by reference to Exhibit 7(c) to Advanced Lighting Technologies, Inc.'s Amendment No. 3 to Schedule 13D filed on March 9, 2000).

10.26
Agreement and Plan of Reorganization dated April 18, 2000, between the Registrant and Lightly Expressed, Ltd. (VA), Lightly Expressed, Ltd. (CA), William Leaman and Michael Weber (incorporated by reference to Exhibit 2.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

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

10.30*
Three (3) Year Supply Agreement dated November 30, 2000, between the Registrant and Mitsubishi International Corporation (incorporated by reference to Exhibit 10.30 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000).

10.31
Second Amended and Restated Investor Agreement dated March 18, 2004 by and among the Registrant, Advanced Lighting Technologies, Inc., ADLT Class 7 Liquidating Trust; w/a/d January, 2004, and Unison Fiber Optic Lighting Systems, LLC.

10.32*
Exclusive Marketing and Distribution Agreement between the Registrant and Laars, Inc. effective July 31, 2000 (incorporated by reference to the exhibit of the same number to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000).

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

10.37
Consulting Agreement effective as of October 18, 2001, between the Company and John B. Stuppin (incorporated by reference to Exhibit 10.37 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).

10.38
Loan and Security Agreement (Accounts and Inventory) as dated December 7, 2001, between Comerica Bank-California, a California banking corporation and the Company (incorporated by reference to Exhibit 10.38 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).

10.39
Common Stock and Warrant Purchase Agreement, dated March 29, 2002, by and among the Registrant and the investors named therein (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

10.40
Securities Purchase Agreement dated June 17, 2003, by and among the Registrants and the investors named therein (incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed on June 19, 2003).

10.41
Form of Warrant by and between the Registrants and each of the investors party to the Securities Purchase Agreement dated June 17, 2003 (incorporated by reference to Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed on June 19, 2003).

10.42†	Form of Indemnification Agreement for officers of the Registrant.

10.43†	Form of Indemnification Agreement for directors of the Registrant.

10.44	Production Share Agreement dated October 9, 2003, by and among the Registrant, North American Production Sharing, Inc. and Industrias Unidas de B.C., S.A. de C.V.

21.1	Significant subsidiaries of the Registrant (incorporated by reference to the exhibit of the same number to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).

23.1	Consent of Independent Accountants.

23.2	Consent of Independent Accountants.

31.1	Certification by Chief Executive Officer pursuant to 13a-14(a).

31.2	Certification by Chief Financial Officer pursuant to 13a-14(a).

32.1	Statement of Chief Executive Officer under 18 U.S.C. § 1350.

32.2	Statement of Chief Financial Officer under 18 U.S.C. § 1350.
___________
*   Confidential treatment has been granted with respect to certain portions of this agreement.

†   Indicates management contracts or compensatory plan or arrangement.

(d)   Financial Statement Schedules

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Fiberstars, Inc.
Fremont, California

Our audit of the consolidated financial statements referred to in our report dated February 27, 2004, appearing in Item 15(a)1 of this Form 10-K also included an audit of the financial statement schedule for the year ended December 31, 2003 listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein for the year ended December 31, 2003 when read in conjunction with the related consolidated financial statements.

/s/ Grant Thornton LLP
San Francisco, California
February 27, 2004

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Fiberstars, Inc.
Fremont, California

Our audits of the consolidated financial statements referred to in our report dated February 14, 2003, appearing in Item 15(a)1 of this Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
San Jose, California
February 14, 2003

SCHEDULE II

FIBERSTARS, INC.
SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Year	Charges To Revenue	Charges To Expenses	Deductions	Balance at End of Year

	(Amounts in thousands)
Year Ended December 31, 2003
Allowance for doubtful accounts and returns	$604	$—	$1	$141	$465
Valuation allowance for deferred tax assets	2,035	—	400	—	2,435
Year Ended December 31, 2002
Allowance for doubtful accounts and returns	585	—	78	59	604
Valuation allowance for deferred tax Assets	—	—	2,035	—	2,035
Year Ended December 31, 2001
Allowance for doubtful accounts and returns	1,526	740	274	1,955	585

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized, on the 30th day of March 2004.

Fiberstars, Inc.

By:	/s/ David N. Ruckert
David N. Ruckert Chief Executive Officer (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID N. RUCKERT	Chief Executive Officer and Director	March 30, 2004
DAVID N. RUCKERT	(Principal Executive Officer)

/s/ ROBERT A. CONNORS	Chief Financial Officer	March 30, 2004
ROBERT A. CONNORS	(Principal Financial and Accounting Officer)

/s/ JOHN B. STUPPIN	Director	March 30, 2004
JOHN B. STUPPIN

/s/ THEODORE L. ELLIOT, JR.	Director	March 30, 2004
THEODORE L. ELLIOT, JR.

/s/ JEFFREY BRITE.	Director	March 30, 2004
JEFFREY BRITE.

/s/ SABU KRISHNAN	Director	March 30, 2004
SABU KRISHNAN

/s/ WAYNE R. HELLMAN	Director	March 30, 2004
WAYNE R. HELLMAN

/s/ DAVID TRAVERSI	Director	March 30, 2004
DAVID TRAVERSI

/s/ PHILIP WOLFSON	Director	March 30, 2004
PHILIP WOLFSON

Exhibit Number	Description of Documents

3(i).1	Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000).

3(i).2
Certificate of Determination of Series A Participating Preferred Stock of the Registrant (incorporated by reference to Exhibit 3(i) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

3(ii)	Bylaws of the Registrant, as amended (composite copy).
4.1
Form of Warrant issued to the Underwriters in the Company's initial public offering (incorporated by reference to Exhibit 1.1 to the Registrant's Registration Statement on Form SB-2 (Commission File No. 33-79116-LA)).

4.2	Rights Agreement dated as of September 20, 2001 between the Registrant and Mellon Investor Services (incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-A filed on September 21, 2001).

4.3
Amendment No. 1 to Rights Agreement dated as of March 26, 2002, between the Registrant and Mellon Investor Services, LLC, as rights agent (incorporated by reference to Exhibit 4.2 to the Registrant's Amendment No. 1 to Form 8-A filed on April 17, 2002).

4.4	Form of Warrant for the purchase of shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

4.5
Amendment No. 2 to Rights Agreement dated as of June 17, 2003, between the Registrant and Mellon Investor Services, LLC, as rights agent (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on June 19, 2003).

4.6
Amendment No. 3 to Rights Agreement dated as of December 8, 2003, between the Registrant and Mellon Investor Services, LLC, as rights agent (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on February 10, 2004).

10.1†
Form of Indemnification Agreement for directors and officers of the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form SB-2 (Commission File No. 33-79116-LA)).

10.2†
1988 Stock Option Plan, as amended, and forms of stock option agreement (incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form SB-2 (Commission File No. 33-79116-LA)).

10.3†
1994 Stock Option Plan, amended as of May 24, 2000, (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 (Commission File No. 333-52042) filed on December 18, 2000).

10.4†
1994 Employee Stock Purchase Plan, amended as of December 7, 2000, (incorporated by reference to Exhibit 99.3 to the Registrant's Registration Statement on Form S-8 (Commission File No. 333-52042) filed on December 18, 2000).

10.5†
1994 Directors' Stock Option Plan, amended as of May 23, 2001, (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 (Commission File No. 333-68844) filed on August 31, 2001).

10.6
Registration Rights Agreement dated as of June 27, 1990, between the Registrant and certain holders of the Registrant's capital stock, as amended by Amendment No. 1 dated as of February 6, 1991 and Amendment No. 2 dated as of April 30, 1994 (incorporated by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form SB-2 (Commission File No. 33-79116-LA)).

10.7
Amendment No. 3 to Registration Rights Agreement to include Warrant shares as Registerable Securities (incorporated by reference to Exhibit 1.2 to the Registrant's Registration Statement on Form SB-2 (Commission File No. 33-79116-LA)).

10.8†
Stock Purchase Agreement and related Promissory Note between David N. Ruckert and the Registrant dated as of December 9, 1987, as amended (incorporated by reference to Exhibit 10.14 to the Registrant's Registration Statement on Form SB-2 (Commission File No. 33-79116-LA)).

10.9†
Common Stock Purchase Warrant dated as of June 27, 1988 issued by the Registrant to Philip Wolfson (incorporated by reference to Exhibit 10.15 to the Registrant's Registration Statement on Form SB-2 (Commission File No. 33-79116-LA)).

10.10
Lease Agreement dated December 20, 1993, between the Registrant and Bayside Spinnaker Partners IV (incorporated by reference to Exhibit 10.19 to the Registrant's Registration Statement on Form SB-2 (Commission File No. 33-79116-LA)).

10.11
Form of Agreement between the Registrant and independent sales representatives (incorporated by reference to Exhibit 10.20 to the Registrant's Registration Statement on Form SB-2 (Commission File No. 33-79116-LA)).

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

10.19
Asset Purchase Agreement dated as of November 19, 1998, by and among the Registrant, Hillgate (4) Limited, Crescent Lighting Limited, Michael Beverly Morrison and Corinne Bertrand (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on December 4, 1998).

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

10.23
Multi-tenant Industrial Lease Agreement (Modified Gross) dated September 15, 1998, between the Registrant and Harsch Investment Corp., as Agent for MacArthur/Broadway Center, Inc. (incorporated by reference to Exhibit 10.37 to the Registrant's Amended Annual Report on Form 10-KSB/A for the year ended December 31, 1998), as amended by First Amendment to Lease dated December 13, 1999 (incorporated by reference to Exhibit 10.37 to the Registrant's Amended Annual Report on Form 10-K 405/A for the year ended December 31, 1999).

10.24
Amended and Restated Promissory Note dated March 25, 1999, between the Registrant and J. Steven Keplinger (incorporated by reference to Exhibit 10.40 to the Registrant's Amended Annual Report on Form 10-KSB/A for the year ended December 31, 1998).

10.25
Asset Purchase Agreement dated as of January 14, 2000, among the Registrant and Unison Fiber Optic Lighting Systems, LLC (incorporated by reference to Exhibit 7(c) to Advanced Lighting Technologies, Inc.'s Amendment No. 3 to Schedule 13D filed on March 9, 2000).

10.26
Agreement and Plan of Reorganization dated April 18, 2000, between the Registrant and Lightly Expressed, Ltd. (VA), Lightly Expressed, Ltd. (CA), William Leaman and Michael Weber (incorporated by reference to Exhibit 2.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

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

10.30*
Three (3) Year Supply Agreement dated November 30, 2000, between the Registrant and Mitsubishi International Corporation (incorporated by reference to Exhibit 10.30 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000).

10.31
Second Amended and Restated Investor Agreement dated March 18, 2004, by and among the Registrant, Advanced Lighting Technologies, Inc., ADLT Class 7 Liquidating Trust; u/a/d January, 2004 and Unison Fiber Optic Lighting Systems, LLC.

10.32*
Exclusive Marketing and Distribution Agreement between the Registrant and Laars, Inc. effective July 31, 2000 (incorporated by reference to the exhibit of the same number to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000).

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

10.37
Consulting Agreement effective as of October 18, 2001, between the Company and John B. Stuppin (incorporated by reference to Exhibit 10.37 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).

10.38
Loan and Security Agreement (Accounts and Inventory) as dated December 7, 2001, between Comerica Bank-California, a California banking corporation and the Company (incorporated by reference to Exhibit 10.38 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).

10.39
Common Stock and Warrant Purchase Agreement, dated March 29, 2002, by and among the Registrant and the investors named therein (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

10.40
Securities Purchase Agreement dated June 17, 2003, by and among the Registrants and the investors named therein (incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed on June 19, 2003).

10.41
Form of Warrant by and between the Registrants and each of the investors party to the Securities Purchase Agreement dated June 17, 2003 (incorporated by reference to Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed on June 19, 2003).

10.42†	Form of Indemnification Agreement for officers of the Registrant.

10.43†	Form of Indemnification Agreement for directors of the Registrant.

10.44	Production Share Agreement dated October 9, 2003, by and among the Registrant, and North American Production Sharing, Inc. and Industrias Unidas de B.C., S.A. de C.V.

21.1	Significant subsidiaries of the Registrant (incorporated by reference to the exhibit of the same number to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).

23.1	Consent of Independent Accountants.

23.2	Consent of Independent Accountants.

31.1	Certification by Chief Executive Officer pursuant to 13a-14(a).

31.2	Certification by Chief Financial Officer pursuant to 13a-14(a).

32.1	Statement of Chief Executive Officer under 18 U.S.C. § 1350.

32.2	Statement of Chief Financial Officer under 18 U.S.C. § 1350.
___________
*   Confidential treatment has been granted with respect to certain portions of this agreement.

†   Indicates management contracts or compensatory plan or arrangement.