Form 10-Q
period 2004-03-31
FIBERSTARS INC /CA/
filed 2004-05-13
CIK 924168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark one)

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 0-24230

_________________________________________________________

FIBERSTARS, INC.
(Exact name of registrant as specified in its charter)

California	94-3021850
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

44259 Nobel Drive, Fremont, CA	94538
(Address of principal executive offices)	(Zip Code)

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

Yes |_|  No |X|

     Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act)

Yes |_|  No |X|

The number of outstanding shares of the registrants’ Common Stock, $0.0001 par value, as of April 30, 2004 was 6,526,995.

TABLE OF CONTENTS

Part I - FINANCIAL INFORMATION

Item 1	Financial Statements:

	a.	Condensed Consolidated Balance Sheets at March 31, 2004 (unaudited) and December31, 2003	3

	b.	Condensed Consolidated Statements of Operations for the Three Months Ended
		March 31, 2004 and 2003 (unaudited)	4

	c.	Condensed Consolidated Statements of Comprehensive Operations for the Three Months
		Ended March 31, 2004 and 2003 (unaudited)	5

	d.	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2004 and 2003
		(unaudited)	6

	e.	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2	Management’s Discussion and Analysis of Results of Operations and Financial Condition		12

Item 3	Quantitative and Qualitative Disclosures About Market Risk		19

Item 4	Controls and Procedures		19

		Part II - OTHER INFORMATION

Item 6	Exhibits and Reports on Form 8-K		20

	Signatures		21

Item 1. Financial Statements

FIBERSTARS, INC.
CONDENSED
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	March 31, 2004	December 31, 2003

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,648	$4,254
Accounts receivable trade, net	7,791	5,610
Notes and other accounts receivable	97	143
Inventories, net	6,811	6,618
Prepaids and other current assets	651	246

Total current assets	16,998	16,871

Fixed assets, net	2,594	2,634
Goodwill, net	4,167	4,190
Intangibles, net	267	306
Other assets	137	118

Total assets	$24,163	$24,119

LIABILITIES
Current liabilities:
Accounts payable	$2,381	$2,205
Accrued liabilities	1,681	2,413
Short-term bank borrowings	163	30

Total current liabilities	4,225	4,648
Other long-term liabilities	37	46
Long-term bank borrowings	458	475

Total liabilities	4,720	5,169

Commitments and contingencies (Note 11)

SHAREHOLDERS’ EQUITY
Common stock		1
Additional paid-in capital	25,531	24,531
Note receivable from shareholder	—	(224)
Accumulated other comprehensive income	450	428
Accumulated deficit	(6,539)	(5,786)

Total shareholders’ equity	19,443	18,950

Total liabilities and shareholders’ equity	$24,163	$24,119

The accompanying notes are an integral part of these financial statements

FIBERSTARS, INC.
CONDENSED
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands except per share amounts)
(unaudited)
	Three months ended March 31,

	2004	2003

Net sales	$6,008	$5,879
Cost of sales	3,907	3,833

Gross profit	2,101	2,046

Operating expenses:

Research and development	270	200
Sales and marketing	1,977	1,748
General and administrative	623	664

Total operating expenses	2,870	2,612

Loss from operations	(769)	(566)
Other income (expense):
Equity in joint venture’s income	15

Interest income (expense), net	(9)	(32)

Loss before income taxes	(763)	(598)
Provision for income taxes	(1)	(24)

Net loss	$ (764)	$(622)

Net loss per share – basic and diluted	$(0.11)	$(0.12)

Shares used in computing net loss per share –
basic and diluted	7,052	5,112

The accompanying notes are an integral part of these financial statements

FIBERSTARS, INC.
CONDENSED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(amounts in thousands)
(unaudited)

	Three months ended March 31,

	2004	2003

Net loss	$(764)	$(622)

Other comprehensive income (loss) net of tax:
Foreign currency translation adjustment	34	108
Provision for income taxes	(12)	(29)

Comprehensive loss	$(742)	$(543)

The accompanying notes are an integral part of these financial statements

FIBERSTARS, INC.
CONDENSED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Three months ended March 31,

	2004	2003
Cash flows from operating activities:
Net loss	$(764)	$(622)
Adjustments to reconcile net loss to net cash provided
by (used in) operating activities:
Depreciation and amortization	233	169
Provision for doubtful accounts receivable	15	—

Changes in assets and liabilities:
Accounts receivable	(2,161)	(1,499)
Notes and other receivables	43	145
Inventories	(193)	27
Prepaids and other current assets	(400)	(92)
Other assets	(19)	25
Accounts payable	150	(360)
Accrued liabilities	(663)	(533)

Total adjustments	(2,995)	(2,118)
Net cash used in operating activities	(3,759)	(2,740)

Cash flows from investing activities:
Acquisition of fixed assets	(163)	(29)

Net cash used in investing activities	(163)	(29)

Cash flows from financing activities:
Cash proceeds from sale of common stock	1,000

Repayment of short-term bank borrowings and bank
overdraft		(692)

Proceeds from short-term bank borrowings and bank
overdraft	88	3,167
Collection of loan made to shareholder	224	75
Other long term liabilities		66

Net cash provided by financing activities	1,312	2,616

Effect of exchange rate changes on cash	4	110

Net decrease in cash and cash equivalents	(2,606)	(43)
Cash and cash equivalents, beginning of period	4,254	231

Cash and cash equivalents, end of period	$1,648	$188

The accompanying notes are an integral part of these financial statements

FIBERSTARS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
(Unaudited)

1.  Summary of Significant Accounting Policies

Interim Financial Statements (unaudited)

Although unaudited, the interim financial statements in this report reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position, results of operations and cash flows for the interim periods covered and of the financial condition of Fiberstars, Inc. (the “Company”) at the interim balance sheet dates. The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

Year-end Balance Sheet

The year-end balance sheet information was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) generally accepted accounting principles. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2003, contained in the Company’s 2003 Annual Report on Form 10-K.

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

A reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (unaudited, in thousands, except per share amounts):

	Three months ended March 31,

	2004	2003

Numerator—Basic and Diluted EPS
Net income (loss)	$(764)	$(622)
Denominator—Basic and Diluted EPS
Weighted average shares outstanding	7,052	5,112

Basic and Diluted net income (loss) per share	$(0.11)	$(0.12)

The shares outstanding used for calculating basic and diluted EPS include 680,000 shares of common stock issuable for very little consideration upon of warrants held by Advanced Lighting Technologies, Inc. ("ADLT"). ADLT has a present contractual obligation to exercise those warrants as to 518,000 shares and transfer them to a certain liquidating trust known as the ADLT Class 7 Liquidating Trust which was formed in January 2004 after ADLT emerged from Chapter 11 bankruptcy protection.

At March 31, 2004, options and warrants to purchase 1,661,000 shares of common stock were outstanding, but were not included in the calculation of diluted EPS because their inclusion would have been antidilutive. Options to purchase 2,165,000 shares of common stock were outstanding at March 31, 2003, but were not included in the calculation of diluted EPS for the three months ended March 31, 2003 because their inclusion would have been antidilutive.

Stock Based Compensation

The Company accounts for stock-based compensation plans under the intrinsic value-based recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The Company accounts for stock based compensation to non-employees using Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“Statement”) No. 123, Accounting for Stock Based Compensation. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123 pursuant to the disclosure provisions required by FASB Statement No. 148,

Accounting for Stock-Based Compensation, Transition and Disclosure to stock-based employee compensation.

(in thousands, except per share amounts):

	Three months ended March 31,

	2004	2003

Net income (loss)	$(764)	$(622)
Add: Stock-based employee compensation expense
included in reported net income (loss), net of related tax
effects	—	—
Deduct: Total stock-based employee compensation
expense determined under fair value based method for
all awards, net of tax related effects	(40)	(79)

Net Loss-Pro forma	(804)	(701)

Basic and Diluted net loss per share—As reported	$(0.11)	$(0.12)

Basic and Diluted net loss per share—Pro forma	$(0.11)	$(0.14)

Product Warranties

The Company warrants finished goods against defects in material and workmanship under normal use and service for periods of one to three years for illuminators and fiber. A liability for the estimated future costs under product warranties is maintained for products outstanding under warranty:

Three months ended March 31, 2004

(in thousands)
Balance at the beginning of the period	$330,000
Accruals for warranties issued during the period	142,000
Accruals related to pre-existing warranties (including
changes in estimates)	—
Settlements made during the period (in cash or in kind)	(107,000)

Balance at the end of the period	$345,000

2.  Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost determined using the first-in, first-out cost method) or market and consist of the following (unaudited, in thousands):

	March 31, 2004	December 31, 2003

Raw materials	$5,855	$5,923
Inventory reserve	(710)	(683)

	5,145	5,240
Finished goods	1,666	1,378

	$6,811	$6,618

3.  Bank Borrowings

The Company has a $5,000,000 Loan and Security Agreement (Accounts Receivable and Inventory) dated December 7, 2001, with Comerica Bank bearing interest equal to prime plus 0.25% per annum computed daily or a fixed rate term option of LIBOR plus 3%. Borrowings under this Loan and Security Agreement are collateralized by the Company’s assets and intellectual property. Specific borrowings are tied to accounts receivable and inventory balances, and the Company must comply with certain covenants with respect to effective net worth and financial ratios. The Company had no borrowings against this facility as of March 31, 2004 and had no borrowings as of December 31, 2003.

The Company also has a $461,000 (contracted in UK pounds sterling, based on the exchange rate at March 31, 2004) bank overdraft agreement with Lloyds Bank Plc through its UK subsidiary. There were no borrowings against this facility as of March 31, 2004 and December 31, 2003.

As of March 31, 2004, the Company had a total borrowing of $458,000 (contracted in Euros, based on the exchange rate at March 31, 2004) against a note payable secured by real property owned by its German subsidiary. As of December 31, 2003, the Company had $475,000 (contracted in Euros, based on the exchange rate at December 31, 2004) borrowed against this note. Additionally, there is a revolving line of credit of $259,000 (contracted in Euros, based on the exchange rate at March 31, 2004) with Sparkasse Neumarkt Bank. As of March 31, 2004, there was a total borrowing of $132,000 against this facility. There were no borrowings under this facility as of December 31, 2003.

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

A summary of sales by geographic area is as follows (unaudited, in thousands):

	Three months ended March 31,

	2004	2003

U.S.	$4,012	$4,253
Germany	842	747
U.K.	1,000	718
Other countries	154	158

	$6,008	$5,879

Geographic sales are categorized based on the location of the customer to whom the sales are made.

A summary of sales by product line is as follows (unaudited, in thousands):

	Three months ended March 31,

	2004	2003

Pool and Spa Lighting	$3,058	$2,876
Commercial Lighting	2,950	3,003

	$6,008	$5,879

A summary of geographic long lived assets (fixed assets, goodwill and intangibles) is as follows (in thousands):

	March 31, 2004	December 31, 2003

	(unaudited)

U.S.	$5,029	$5,306
Germany	1,872	1,458
Other countries	127	164

	$7,028	$6,928

6.  Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2004, except for mandatory redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The adoption of SFAS No. 150 did not have an impact on the Company's financial position, results of operations or cash flows.

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

9.  Commitments and Contingencies

Refer to Note 8 of the Company’s Notes to Consolidated Financial Statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the SEC.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related notes included elsewhere in this report and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2003.

When used in this discussion, the words “expects,” “anticipates,” “estimates,” “plan,” and similar expressions are intended to identify forward-looking statements. These statements, which include statements as to our future operating results, net sales growth, gross profit margin improvement, sources of revenues, expected expenses and capital expenditure levels, expected cash flows, the adequacy of capital resources, future growth in fiber optic lighting, plans for and expected benefits of outsourcing manufacturing, our future products and expected shipment dates, statements regarding claims involving our intellectual property, are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as our ability to retain and obtain customer and distributor relationships, our ability to maintain relationships with strategic partners and ADLT, our ability to manage expenses and inventory levels, our ability to reduce manufacturing overhead and general and administrative expenses as a percentage of sales, our ability to collect on doubtful accounts receivable, our ability to increase cash balances in future quarters, the cost of accessing or acquiring technologies or intellectual property, the cost enforcing or defending intellectual property, risks relating to developing and marketing new products, the ability of our lighting products to meet customer expectations, manufacturing difficulties, possible delays in the release of products, risks associated with the evolution and growth of the fiber optic lighting market, trends in price performance and adoption rates fiber optic lighting products in Europe and the United States, our dependence on a limited number of suppliers for components and distributors for sales, our ability to obtain high-quality components at reasonable prices, the impact of limited energy resources on our manufacturing operations and business, the impact of technological advances and competitive products, and seasonal and other fluctuations in the construction industry; and the matters discussed in "Factors That May Affect Results." These forward-looking statements speak only as of the date hereof. We expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

RESULTS OF OPERATIONS

Net Sales

Net sales increased 2% to $6,008,000 for the three months ended March 31, 2004, as compared to $5,879,000 for the three months ended March 31, 2003. This increase resulted primarily from a 6% increase in pool and spa lighting sales partially offset by a 2% decrease in commercial lighting sales. The increase in pool and spa lighting sales was largely due to increased sales of fiber optic lighting systems and Jazz light systems for swimming pools partially offset by decreased sales of spa products. The decrease in sales of spa products primarily reflects increased competition in the spa market. The 2% reduction in commercial lighting sales primarily reflects soft demand in the United States themed-entertainment and light bars market, which was partially offset by an increase in commercial lighting sales in Europe as compared to the same period a year ago. Due to anticipated improvements in the pool and spa lighting market and increased sales of EFOTM systems in commercial lighting markets, we believe our net sales will increase in 2004.

Gross Profits

Gross profit was $2,101,000 for the three months ended March 31, 2004, a 3% increase in the dollar amount when compared to $2,046,000 for the three months ended March 31, 2003. The gross profit margin percentage of 35% for the three months ended March 31, 2004 was equal to the gross profit margin achieved in the same period in 2003. During the first quarter of 2004 an increase in the pool and spa gross profit margin was offset by a decrease in the gross profit margin for the commercial lighting markets. The increase in the dollar amount of gross profit was due to the increase in sales. If net sales remain flat or increase, we believe overall gross profit will increase in 2004, as we expect our cost of sales to decrease as we increase our offshore manufacturing in Mexico and India.

Operating Expenses

Research and development expenses were $270,000 for the three months ended March 31, 2004, an increase of $70,000 compared to the three months ended March 31, 2003. This increase was primarily due to increased research and development efforts on commercial lighting projects during the first quarter of 2004 compared to the same period of 2003. During the first quarter of 2004, we accrued $587,000 in net credits for funds to be received from the Defense Advanced Research Projects Agency, or DARPA, under a contract awarded to us in February 2003. This compares to $342,000 in net credits accrued in connection with the DARPA contract and an additional $106,000 under an award from the National Institute of Science, or NIST, during the first quarter of 2003. We expect research and development expenses to increase in 2004 as we plan to increase our development of commercial lighting products, primarily EFO, along with additional DARPA work.

Sales and marketing expenses increased by 13% to $1,977,000 for the three months ended March 31, 2004 as compared to $1,748,000 for the same period in 2003. This increase was due in part to our decision in October 2003 to no longer use internal sales representatives for our pool and spa products. This change resulted in a $72,000 increase in commissions paid to outside sales representatives partially offset by head-count reductions in our pool and spa group, with associated reductions in travel expenses, arising from our decision to use an outside sales representatives. In addition, we incurred a $90,000 increase in headcount and travel associated with an increased head-count in our commercial lighting group and increased travel expenses arising from increased attention paid to our national customers and prospects, and a $80,000 increase in European sales and marketing costs due to changes in exchange rates. We expect sales and marketing expenses to increase for 2004 as we anticipate increasing our sales and marketing efforts for our new products.

General and administrative expense decreased 6% to $624,000 for the three months ended March 31, 2004 from $664,000 for the three months ended March 31, 2003. This decrease was primarily due to a reduction in personnel costs and lower accounting fees, including the head-count reduction in our pool and spa group. We expect general and administrative expenses to be relatively flat for 2004.

We recorded a net loss of $764,000 for the three months ended March 31, 2004 as compared to a net loss of $622,000 for the three months ended March 31, 2003. The increase in net loss largely reflects an increase in operating expenses compared to the corresponding period of 2003.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

At March 31, 2004, our cash and cash equivalents were $1,648,000 as compared to $4,254,000 at December 31, 2003, a net cash decrease of $2,606,000 during the first quarter of 2004. This compares to a net cash decrease of $43,000 for the same period in 2003, and an ending cash balance of $188,000 as of March 31, 2003.

We had no bank borrowings against our U.S. line of credit at March 31, 2004 and at December 31, 2003.

Cash decreased from operations during the first quarter of 2004 principally by a net loss of $764,000 an increase in accounts receivable of $2,161,000, an increase in prepaid expenses of $400,000, an increase in inventories of $193,000 and a decrease in accrued liabilities of $663,000. Our accounts receivable increased due to higher DARPA receivables and higher pool and spa accounts receivable, a result of our early buy program that allows customers to receive products in the fourth quarter of the calendar year, but pay for these products in the second quarter of the following calendar year. These uses of cash from operations were partially offset by depreciation and amortization of $233,000 and increases in accounts payable of $150,000. After these and other adjustments our total net cash used in operating activities in the first quarter of 2004 was $3,759,000 compared to $2,740,000 used in operating activities in the first quarter of 2003.

Cash Used in Investing Activities

Investing activities used cash of $163,000 in the first quarter of 2004, compared to a use of cash of $29,000 for the same period of 2003. During both periods, cash was used for the acquisition of fixed assets.

Cash Provided by Financing Activities

Financing activities contributed $1,312,000 to cash during the first quarter of 2004. This net contribution was due primarily to the proceeds from the exercise of employee stock options. For the same period in 2003, financing activities, primarily bank borrowings, contributed $2,616,000 to cash. During both periods, we received cash contributions from the repayment of shareholder loans of $224,000 in 2004 and $75,000 in 2003.

We have a $5,000,000 Loan and Security Agreement (Accounts Receivable and Inventory) dated December 7, 2001, with Comerica Bank bearing interest equal to prime plus 0.25% per annum computed daily or a fixed rate term option of LIBOR plus 3%. Borrowings under this Loan and Security Agreement are collateralized by our assets and intellectual property. Specific borrowings are tied to accounts receivable and inventory balances, and we must comply with certain covenants with respect to effective net worth and financial ratios. We had no borrowings against this facility as of March 31, 2004 and had no borrowings as of December 31, 2003. As of April 2, 2004 Comerica Bank agreed to amend to the Loan and Security Agreement to eliminate the profitability covenant.

We also have a $461,000 (in UK pounds sterling, based on the exchange rate at March 31, 2004) bank overdraft agreement with Lloyds Bank Plc through our UK subsidiary. There were no borrowings against this facility as of March 31, 2004 and December 31, 2003.

As of March 31, 2004, we had a total borrowing of $458,000 (in Euros, based on the exchange rate at March 31, 2004) against a note payable secured by real property owned by our German subsidiary. As of December 31, 2003, we had $475,000 (in Euros, based on the exchange rate at December 31, 2004) borrowed against this note. Additionally, we have a revolving credit line facility of $259,000 (contracted in Euros, based on the exchange rate at March 31, 2004) with Sparkasse Neumarkt Bank. As of March 31, 2004, we had total borrowings of $132,000 against this facility. There were no borrowings against this facility as of December 31, 2003.

We believe that our existing cash balances and funds available to us through our bank lines of credit together with funds that we anticipate generating from our operations, will be sufficient to finance the our currently anticipated working capital requirements and capital expenditure requirements for at least the next twelve months. However, unforeseen adverse competitive, economic or other factors may damage our cash position, and thereby affect operations. In addition, we may chose to raise funds to finance a possible increase in business in the near future. From time to time we may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that such funding, if needed, will be available on terms acceptable to us, or at all. Furthermore, any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may require that we relinquish rights to certain of our technologies or products. Failure to generate sufficient revenues or to raise capital when needed could have an adverse impact on our business, operating results and financial condition, as well as our ability to achieve intended business objectives.

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board, or FASB, issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2004, except for mandatory redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The adoption of SFAS No. 150 did not have an impact on the our financial position, results of operations or cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46, or FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have a material impact on our financial position or results of operations or cash flows.

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

We rely on key sales representatives, including outside sales agents, for a significant portion of our sales. These sales representatives have unique relationships with our customers and would be difficult to replace. The loss of a key sales representative could interfere with our ability to maintain customer relationships and result in declines in our net sales and operating results.

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

We depend on a limited number of suppliers from whom we do not have a guarantee of adequate supplies, increasing the risk that loss of or problems with a single supplier could result in impaired margins, reduced production volumes, strained customer relations and loss of business.

Mitsubishi is the sole supplier of our stranded fiber, which is used extensively in our fiber pool and spa lighting products. We also rely on a sole source for certain lamps, reflectors, remote control devices, power supplies and thin film coatings. The loss of one or more of our suppliers could result in delays in the shipment of products, additional expense associated with redesigning products, impaired margins, reduced production volumes, strained customer relations and loss of business or could otherwise harm our results of operations.

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

In order to save costs, we are continually seeking off-shore supply of components and assemblies. This results in longer lead times for deliveries which can mean less responsiveness to sudden changes in market demand for the products involved Some of the countries where components are sourced may be less stable politically than the U.S., and this could lead to an interruption of the delivery of key components. Delays in the delivery of key components could result in delays in product shipments, additional expenses associated with locating alternative component sources or redesigning products, impaired margins, reduced production volumes, strained customer relations and loss of customers, any of which could harm our results of operations.

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

We use plants in Mexico and India to manufacture and assemble many of our products. The supply of these finished goods may be impacted by local political or social conditions as well as the financial strength of the companies with which we do business.

As we attempt to reduce manufacturing expenses, we are becoming increasingly dependent upon offshore companies for the manufacturing and final assembly of many of our products. To do so, we must advance certain raw materials, inventory and production costs to these offshore manufacturers. The supply of finished goods from these companies, and the raw materials, inventory and funds which we advance to them, may be at risk depending upon the varying degrees of stability of the local political, economic and social environments in which they operate, and the financial strength of the manufacturing companies themselves.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2004, we had $311,000 in cash held in foreign currencies based on the exchange rates at March 31, 2004. The balances for cash held overseas in foreign currencies are subject to exchange rate risk. We have a policy of maintaining cash balances in local currencies unless an amount of cash is occasionally transferred in order to repay intercompany debts.

As of March 31, 2004, we had a total borrowing of $458,000 (in Euros, based on the exchange rate at March 31, 2004) against a note payable secured by real property owned by our German subsidiary. As of December 31, 2003, we had had $475,000 (in Euros, based on the exchange rate at December 31, 2004) borrowed against this note. We also have a revolving credit line facility of $259,000 (in Euros, based on the exchange rate at March 31, 2004) with Sparkasse Neumarkt Bank. As of March 31, 2004, we had $132,000 borrowed against this facility. We had no borrowings against this facility as of December 31, 2003.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions.

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

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a)     Exhibits.

Exhibit Number		Description of Documents

31.1		Rule 13a-14(a) Certification of Chief Executive Officer.
31.2		Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	**	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2003 (18 U.S.C. §1350).
32.2	**	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2003 (18 U.S.C. §1350).

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

     (b)     Reports on Form 8-K:

On February 25, 2004, the Company filed a Current Report on Form 8-K furnishing under item 12 the Company’s press release relating to its financial results for the year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIBERSTARS, INC.

Date: May 13, 2004	By:	/s/ David N. Ruckert

David N. Ruckert Chief Executive Officer

	By:	/s/ Robert A. Connors

Robert A. Connors Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number		Description of Documents

31.1		Rule 13a-14(a) Certification of Chief Executive Officer.
31.2		Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	**	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2003 (18 U.S.C. §1350).
32.2	**	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2003 (18 U.S.C. §1350).

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