Form 10-Q
period 2004-06-30
FIBERSTARS INC /CA/
filed 2004-08-12
CIK 924168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number    0-24230

_________________________________________________________

FIBERSTARS, INC.
(Exact name of registrant as specified in its charter)
_________________________________

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of outstanding shares of the registrants’ Common Stock, $0.0001 par value, as of July 31, 2004 was 7,065,788.

TABLE OF CONTENTS

	Part I - FINANCIAL INFORMATION

Item 1	Financial Statements:

	a. Condensed Consolidated Balance Sheets at June 30, 2004 (unaudited) and December 31, 2003	2

	b. Condensed Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2004 and 2003 (unaudited)	3

	c. Condensed Consolidated Statements of Comprehensive Operations for the Three Months and Six Months Ended June 30, 2004 and 2003 (unaudited)	4

	d. Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2004 and 2003 (unaudited)	5

	e. Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2	Management’s Discussion and Analysis of Results of Operations and Financial Condition	11

Item 3	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4	Controls and Procedures	18

	Part II - OTHER INFORMATION

Item 4	Submission of Matters to a Vote of Security Holders	19

Item 6	Exhibits and Reports on Form 8-K	20

	Signatures	21

Item 1.     Financial Statements

FIBERSTARS, INC.
CONDENSED
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	June 30, 2004	December 31, 2003
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$2,957	$4,254
Accounts receivable trade, net	6,618	5,610
Notes and other accounts receivable	120	143
Inventories, net	7,425	6,618
Prepaids and other current assets	787	246

Total current assets	17,907	16,871

Fixed assets, net	2,548	2,634
Goodwill, net	4,154	4,190
Intangibles, net	251	306
Other assets	108	118

Total assets	$24,968	$24,119

LIABILITIES
Current liabilities:
Accounts payable	$2,359	$2,205
Accrued liabilities	2,002	2,413
Short-term bank borrowings	213	30

Total current liabilities	4,574	4,648
Other long-term liabilities	28	46
Long-term bank borrowings	450	475

Total liabilities	5,052	5,169

Commitments and contingencies (Note 9)

SHAREHOLDERS’ EQUITY
Common stock	1	1
Additional paid-in capital	26,112	24,531
Note receivable from shareholder	—	(224)
Unearned stock-based compensation	(550)	—
Accumulated other comprehensive income	442	428
Accumulated deficit	(6,089)	(5,786)

Total shareholders’ equity	19,916	18,950

Total liabilities and shareholders’ equity	$24,968	$24,119

The accompanying notes are an integral part of these financial statements

FIBERSTARS, INC.
CONDENSED
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands except per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,

	2004	2003	2004	2003

Net sales	$8,550	$7,574	$14,558	$13,453
Cost of sales	4,983	4,699	8,890	8,532

Gross profit	3,567	2,875	5,668	4,921

Operating expenses:

Research and development	217	202	487	398
Sales and marketing	2,210	1,865	4,187	3,613
General and administrative	645	676	1,268	1,344

Total operating expenses	3,072	2,743	5,942	5,355

Profit (loss) from operations	495	132	(274)	(434)
Other income (expense):
Equity in joint venture’s income	1	—	1	—
Interest income (expense), net	(29)	(28)	(23)	(60)

Profit (loss) before income taxes	467	104	(296)	(494)
Benefit from (provision for) income taxes	(6)	(19)	(7)	(43)

Net income (loss)	$461	$85	$(303)	$(537)

Net income (loss) per share – basic	$0.06	$0.02	$(0.04)	$(0.10)

Shares used in computing net income per share – basic	7,219	5,244	7,135	5,179

Net income (loss) per share – diluted	$0.06	$0.02	$(0.04)	$(0.10)

Shares used in computing net income (loss) per share – diluted	8,100	5,285	7,135	5,179

The accompanying notes are an integral part of these financial statements

FIBERSTARS, INC.
CONDENSED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(amounts in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Net income (loss)	$461	$85	$(303)	$(537)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(13)	230	22	224
Provision for income taxes	5	(85)	(8)	(132)

Comprehensive income (loss)	$453	$230	$(289)	$(313)

The accompanying notes are an integral part of these financial statements

FIBERSTARS, INC.
CONDENSED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Six Months Ended June 30,

	2004	2003

Cash flows from operating activities:
Net loss	$(303)	$(537)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	498	445
Equity in joint venture	(1)	19
Changes in assets and liabilities:
Accounts receivable	(989)	(745)
Notes and other receivables	23	66
Inventories	(794)	373
Prepaids and other current assets	(535)	(82)
Other assets	10	4
Accounts payable	135	(299)
Accrued liabilities	(348)	(331)

Total adjustments	(2,001)	(550)

Net cash used in operating activities	(2,304)	(1,087)

Cash flows from investing activities:

Acquisition of fixed assets	(352)	(93)

Net cash used in investing activities	(352)	(93)

Cash flows from financing activities:
Cash proceeds from exercise of stock options	1,032	—
Cash proceeds from sale of common stock	—	2,769
Proceeds from (Repayment of) short-term bank borrowings and bank overdraft	88	(1,142)
Collection of loan made to shareholder	224	75
Other long term liabilities	28	44

Net cash provided by financing activities	1,372	1,746

Effect of exchange rate changes on cash	(13)	169

Net increase (decrease) in cash and cash equivalents	(1,297)	735
Cash and cash equivalents, beginning of period	4,254	231

Cash and cash equivalents, end of period	$2,957	$966

The accompanying notes are an integral part of these financial statements

FIBERSTARS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004
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

A reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (unaudited, in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,

	2004	2003	2004	2003

Numerator - Basic and Diluted EPS
Net income (loss)	$461	$85	$(303)	$(537)
Denominator - Basic EPS
Weighted average shares outstanding	7,219	5,244	7,135	5,179

Basic net income (loss) per share	$0.06	$0.02	$(0.04)	$(0.10)

Denominator - Diluted EPS
Denominator - Basic EPS	7,219	5,285	7,135	5,179
Effect of dilutive securities:
Stock options and warrants	881	41	—	—

	8,100	5,285	7,135	5,179

Diluted net income (loss) per share	$0.06	$0.02	$(0.04)	$(0.10)

The shares outstanding used for calculating basic and diluted EPS include 120,000 shares of common stock issuable for no cash consideration upon exercise of certain exchange provisions of warrants held by Advanced Lighting Technologies, Inc. (“ADLT”).

At June 30, 2004, options and warrants to purchase 1,105,322 shares of common stock were outstanding, but were not included in the calculation of diluted EPS because their inclusion would have been antidilutive. Options to purchase 1,872,000 shares of common stock were outstanding at June 30, 2003, but were not included in the calculation of diluted EPS for the six months ended June 30, 2003 because their inclusion would have been antidilutive.

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

(in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,

	2004	2003	2004	2003

Net income (loss)	$461	$85	$(303)	$(537)

Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	—	—	—	—

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax related effects	(78)	(88)	(133)	(167)

Net income (loss)-Pro forma	383	(3)	(436)	(704)

Basic net income (loss) per share — As reported	$0.06	$0.02	$(0.04)	$(0.10)

Basic net income (loss) per share — Pro forma	$0.05	$—	$(0.06)	$(0.14)

Diluted net income (loss) per share — As reported	$0.06	$0.02	$(0.04)	$(0.10)

Diluted net income (loss) per share — Pro forma	$0.05	$—	$(0.06)	$(0.14)

Product Warranties
The Company warrants finished goods against defects in material and workmanship under normal use and service for periods of one to three years for illuminators and fiber. A liability for the estimated future costs under product warranties is maintained for products outstanding under warranty:

Six months ended June 30, 2004

(in thousands)
Balance at the beginning of the period	$330
Accruals for warranties issued during the period	297
Accruals related to pre-existing warranties (including changes in estimates)	45
Settlements made during the period (in cash or in kind)	(297)

Balance at the end of the period	$375

2.     Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost determined using the first-in, first-out cost method) or market and consist of the following (unaudited, in thousands):

	June 30, 2004	December 31, 2003

Raw materials	$6,144	$5,955
Inventory reserve	(546)	(714)

Finished goods	1,827	1,377

	$7,425	$6,618

3.     Bank Borrowings

The Company has a $5,000,000 Loan and Security Agreement (Accounts Receivable and Inventory) dated December 7, 2001, with Comerica Bank bearing interest equal to prime plus 0.25% per annum computed daily or a fixed rate term option of LIBOR plus 3%. Borrowings under this Loan and Security Agreement are collateralized by the Company’s assets and intellectual property. Specific borrowings are tied to accounts receivable and inventory balances, and the Company must comply with certain covenants with respect to effective net worth and financial ratios. The Company had no borrowings against this facility as of June 30, 2004 and December 31, 2003. The Company was in conformity with its bank covenants as of June 30, 2004. On April 2, 2004, the Company and Comerica Bank amended the Loan and Security Agreement to eliminate the profitability covenant.

The Company also has a $413,000 (in UK pounds sterling based on the exchange rate at June 30, 2004) bank overdraft agreement with Lloyds Bank Plc through its UK subsidiary. There were no borrowings against this facility as of June 30, 2004 and December 31, 2003.

The Company has a $671,000 (contracted in Euros, based on the exchange rate at June 30, 2004) bank borrowing facility secured by real property owned by its German subsidiary, with Sparkasse Neumarkt Bank. As of June 30, 2004, the Company had a total borrowing of $464,000 against this credit facility. As of December 31, 2003, the Company had $475,000 borrowed against this facility. Additionally, there is a revolving line of credit of $233,000 (contracted in Euros, based on the exchange rate at June 30, 2004) with Sparkasse Neumarkt Bank. As of June 30, 2004, there was a total borrowing of $179,000 against this facility, and there were no borrowings against this facility as of December 31, 2003.

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

A summary of sales by geographic area is as follows (unaudited, in thousands):

	Six months ended June 30,

	2004	2003

U.S. Domestic	$10,509	$9,919
Germany	1,765	1,551
U.K.	1,931	1,664
Other countries	353	319

	$14,558	$13,453

Geographic sales are categorized based on the location of the customer to whom the sales are made.

A summary of sales by product line is as follows (unaudited, in thousands):

	Six months ended June 30,

	2004	2003

Pool and Spa Lighting	$8,235	$7,235
Commercial Lighting	6,323	6,218

	$14,558	$13,453

A summary of geographic long lived assets (fixed assets, goodwill and intangibles) is as follows (in thousands):

	June 30, 2004	December 31, 2003

	(unaudited)
U.S. Domestic	$5,007	$5,306
Germany	1,833	1,458
Other Countries	113	164

	$6,953	$6,928

6.     Recent pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer.  This Statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2004, except for mandatory redeemable financial instruments of nonpubli c entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption.  The adoption of SFAS No. 150 did not have an impact on the Company’s financial position, results of operations or cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. In addition, FIN 46 requires that a company make disc losures in its consolidated financial statements for the year ended December 31, 2002 when the company believes it is reasonably possible that it will consolidate or disclose information about variable interest entities after FIN 46 becomes effective. In December 2003, FASB issued a revised FIN 46. The FASB deferred the effective date for VIEs that are non-special purpose entities created before February 1, 2003, to the first interim or annual reporting period that ends after March 15, 2004. At this time, the Company does not believe that it is reasonably possible that it will consolidate or disclose information about VIEs. However, the Company will continue to assess the impact of FIN 46 on its consolidated financial statements.

7.     Acquired Intangibles

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

Item 2.     Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related notes included elsewhere in this report and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

When used in this discussion, the words “expects,” “anticipates,” “estimates,” “plan,” and similar expressions are intended to identify forward-looking statements. These statements, which include statements as to our future operating results, net sales growth, gross profit margin improvement, sources of revenues, expected operating expenses and capital expenditure levels, expected cash flows, the adequacy of capital resources, future growth in fiber optic lighting, plans for and expected benefits of outsourcing manufacturing, our future products, statements regarding claims involving our intellectual property, are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as our ability to retai n and obtain customer and distributor relationships, our ability to maintain relationships with strategic partners and ADLT, our ability to manage expenses and inventory levels, our ability to reduce manufacturing overhead and general and administrative expenses as a percentage of sales, our ability to collect on doubtful accounts receivable, our ability to increase cash balances in future quarters, the cost of accessing or acquiring technologies or intellectual property, the cost of enforcing or defending intellectual property, risks relating to developing and marketing new products, the ability of our lighting products to meet customer expectations, manufacturing difficulties, possible delays in the release of products, risks associated with the evolution and growth of the fiber optic lighting market, trends in price performance and adoption rates of fiber optic lighting products in Europe and the United States, our dependence on a limited number of suppliers for components and distributors for sales, our ability to obtain high-quality components at reasonable prices, the impact of limited energy resources on our manufacturing operations and business, the impact of technological advances and competitive products, and seasonal and other fluctuations in the construction industry; and the matters discussed in “Factors That May Affect Results.” These forward-looking statements speak only as of the date hereof. We expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

RESULTS OF OPERATIONS

Net sales increased 13% to $8,550,000 for the quarter ended June 30, 2004, as compared to the same quarter a year ago. The increase was primarily the result of a 19% increase in pool lighting sales due to higher in-ground fiber product sales and Jazz light sales, partially offset by lower spa product sales. Commercial lighting sales were up by 5% over the same quarter a year ago, with increases in both U.S. and European commercial lighting sales. Net sales were $14,558,000 for the first six months of 2004, an increase of 8% over the first six months of 2003. The increase for the first six months of 2004 was due to a 14% increase in sales of pool lighting products from the same period a year ago. For the first six months of 2004, commercial lighting sales increased slightly by 2% compared to the first six months of 2003. Due to anticipated improvements in the pool and spa lighting marke ts and increased sales of EFOTM systems in commercial lighting markets, we believe our net sales will increase in 2004 compared to 2003.

Gross profit was $3,567,000 in the second quarter of fiscal 2004, a 24% increase compared to the same period in the prior year. The gross profit margin was 42% for the second quarter of fiscal 2004, compared to the 38% gross profit margin achieved in the same period in 2003. The gross profit margin improved due to lower direct product costs for pool lighting products and for commercial lighting products in Europe. Gross profit for the first six months of 2004 was $5,668,000, up 15% from gross profit for the same period last year. Gross profit margins was 39% for the first six months of 2004 compared to 37% for the first six months of 2003. The majority of the increase in the gross profit margin was a result of improvements in direct costs for pool lighting products as a result of the move to offshore production. If net sales increase, we believe overall gross profit will increase in 20 04, as we expect our cost of sales to decrease as we increase our offshore manufacturing in Mexico and India.

Research and development expenses were $217,000 in the second quarter of fiscal 2004, an increase of $15,000 compared with the second quarter of fiscal 2003. The increase was due to higher spending on research and development expense on personnel and on project costs related to government contract work and improvements for existing products, partially offset by higher credits received for achieving milestones under a development contract with the Defense Advanced Research Projects Agency (“DARPA”) which was signed in February 2003. The gross research and development spending along with credits from government contracts is shown in the table:

(in thousands):

	Three months ended June 30,		Six months ended June 30,

	2004	2003	2004	2003

Gross expenses for research and development	$923	$890	$1,802	$1,535
Deduct: credits for NIST award	—	(181)	—	(287)
Deduct: credits from DARPA contracts	(706)	(507)	(1,315)	(850)

Net research and development expense	$217	$202	$487	$398

In the second quarter of 2004, we accrued $719,000 in credits for funds to be received from DARPA under this contract. This compares to $478,000 in credits received in the second quarter of 2003. For the first six months of 2004, net research and development expenses were $487,000 compared to $398,000 for the same period in 2003. The increase in expense was primarily due to higher gross expenses for research and development on personnel and project costs in the first half of 2004, partially offset by higher DARPA credits to research and development expense of $1,306,000 for funds to be received for milestones achieved during the first six months of 2004. This compares to $820,000 in DARPA credits received during the same period in 2003. The increase in gross research and development expenses was due to additional costs for personnel and project costs associated with meeting the DARPA m ilestones. We expect research and development expenses to increase in 2004 as we plan to increase our development of commercial lighting products along with additional DARPA work.

Sales and marketing expenses increased by 19% to $2,210,000 in the second quarter of fiscal 2004 as compared to $1,865,000 for the same period in fiscal 2003. This increase was largely due to an increase in commission expenses of $194,000, due in part to higher sales volume and a change in our method of marketing pool products from the second quarter of 2003 to the second quarter of 2004. In the second quarter of 2004, we relied on outside sales agents at higher commission rates to sell pool products. In the second quarter of 2003, we used inside sales managers to sell pool products, which resulted in a lower commission expense rate. In addition, there were increased expenses in U.S. domestic lighting and in European sales and marketing of $140,000 due to exchange rate effects (for Europe) and higher trade show and literature costs. For the first six months of 2004 sales and marketing expenses were $4,187,000 compared to $3,613,000 for the same period in 2003, a 16% increase. The increase was also due to the higher commission expenses, along with higher expenses in U.S. and European sales and marketing due to higher expenditures for personnel, trade shows, literature and exchange rate effects (in Europe). We expect sales and marketing expenses to increase for 2004 as we anticipate increasing our sales and marketing efforts for our new products.

General and administrative costs were $645,000 in the second quarter of fiscal 2004, a decrease of 5% compared to costs in the second quarter of fiscal 2003. For the first six months of 2004, general and administrative costs were $1,268,000 compared to $1,344,000 for the same period in 2003, a 6% decrease. These decreases were largely a result of lower accounting fees resulting from the change in public accounting firms taken in the third quarter of 2003. We expect general and administrative costs to be relatively flat in 2004 compared to 2003.

We recorded net income of $461,000 in the second quarter of fiscal 2004 as compared to net income of $85,000 in the second quarter of fiscal 2003. For the first six months of 2004, we had a net loss of $303,000 compared to a net loss of $537,000 for the same period in 2003. The lower net loss in 2004 was due primarily to the increase in net sales and the improvement in gross profit margin in the second quarter of 2004 compared to the second quarter of 2003.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents

At June 30, 2004, our cash and cash equivalents were $2,957,000 as compared to $4,254,000 at December 31, 2003, a net cash decrease of $1,297,000 during the first six months of 2004. This compares to a net cash increase of $735,000 for the same period in 2003, and an ending cash balance of $966,000 as of June 30, 2003.

We had no bank borrowings against our U.S. line of credit at June 30, 2004 and at December 31, 2003.

Cash decreased from operations during the first six months of 2004 principally due to a net loss of $303,000, an increase in accounts receivable of $989,000, an increase in prepaid expenses of $535,000, an increase in inventories of $794,000 and a decrease in accrued liabilities of $348,000. Our accounts receivable increased due to higher DARPA receivables and higher pool and spa accounts receivable resulting from higher sales in the second quarter of 2004 compared to the second quarter of 2003. These uses of cash from operations were partially offset by depreciation and amortization of $498,000 and an increase in accounts payable of $135,000. After these and other adjustments our total net cash used in operating activities in the second quarter of 2004 was $2,304,000 compared to $1,087,000 used in operating activities in the second quarter of 2003.

Cash Used in Investing Activities

Investing activities used cash of $352,000 during the first six months of 2004, compared to a use of cash of $93,000 for the same period of 2003. During both periods, cash was used for the acquisition of fixed assets.

Cash Provided by Financing Activities

Financing activities contributed $1,372,000 to cash during the first six months of 2004. This net contribution was due primarily to the proceeds from the exercise of employee stock options. For the same period in 2003, financing activities, from the sale of common stock of $2,769,000 was partially offset by repayment of bank borrowings, contributed $1,746,000 to cash. During both periods, we received cash contributions from the repayment of shareholder loans of $224,000 in 2004 and $75,000 in 2003.

We have a $5,000,000 Loan and Security Agreement (Accounts Receivable and Inventory) dated December 7, 2001, with Comerica Bank bearing interest equal to prime plus 0.25% per annum computed daily or a fixed rate term option of LIBOR plus 3%. Borrowings under this Loan and Security Agreement are collateralized by our assets and intellectual property. Specific borrowings are tied to accounts receivable and inventory balances, and we must comply with certain covenants with respect to effective net worth and financial ratios. We had no borrowings against this facility as of June 30, 2004 and December 31, 2003. On April 2, 2004, Fiberstars and Comerica Bank amended the Loan and Security Agreement to eliminate the profitability covenant.

We also have a $413,000 (in UK pounds sterling based on the exchange rate at June 30, 2004) bank overdraft agreement with Lloyds Bank Plc through its UK subsidiary. There were no borrowings against this facility as of June 30, 2004 and December 31, 2003.

We have a total bank borrowing facility of $671,000 (in Euros, based on the exchange rate at June 30, 2004) secured by real property owned by our German subsidiary, with Sparkasse Neumarkt Bank. As of June 30, 2004, we had total borrowings of $464,000 against this credit facility. As of December 31, 2003, we had $475,000 borrowed against this facility. Additionally, we have a revolving line of credit of $233,000 (in Euros, based on the exchange rate at June 30, 2004) with Sparkasse Neumarkt Bank. As of June 30, 2004, there was a total borrowing of $179,000 against this facility, and there were no borrowings against this facility as of December 31, 2003.

We believe that our existing cash balances and funds available to us through our bank lines of credit together with funds that we anticipate generating from our operations, will be sufficient to finance our currently anticipated working capital requirements and capital expenditure requirements for the next twelve months.  However, a sudden increase in product demand requiring a significant increase in manufacturing capability, or unforeseen adverse competitive, economic or other factors may impact our cash position, and thereby affect operations.  From time to time we may be required to raise additional funds through public or private financing, strategic relationships or other arrangements.  There can be no assurance that such funding, if needed, will be available on terms acceptable to us, or at all.  Furthermore, any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may require that we relinquish rights to certain of our technologies or products.  Failure to generate sufficient revenues or to raise capital when needed could have an adverse impact on our business, operating results and financial condition, as well as our ability to achieve intended business objectives.

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board, or FASB, issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer.  This Statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2004, except for mandatory redeemable financial instruments of nonpublic entitie s. It is t o be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption.  The adoption of SFAS No. 150 did not have an impact on the our financial position, results of operations or cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46, or FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. In addition, FIN 46 requires that a company make disclosures in its consolidated financial statements for the year ended December 31, 2002 when the company believes it is reasonably possible that it will consolidate or disclose information about variable interest entities after FIN 46 becomes effective. In December 2003, FASB issued a revised FIN 46. The FASB deferred the effective date for VIEs that are non-special purpose entities created before February 1, 2003, to the first interim or annual reporting period that ends after march 15, 2004. At this time, we do not believe that it is reasonably possible that we will consolidate or disclose information about VIEs. However, we will continue to assess the impact of FIN 46 on our consolidated financial statements.

Factors that May Affect Results

Our operating results are subject to fluctuations caused by many factors that could result in decreased revenues and a drop in the price of our common stock.

Our quarterly operating results can vary significantly depending upon a number of factors. It is difficult to predict the lighting market’s acceptance of and demand for our products on a quarterly basis, and the level and timing of orders received can fluctuate substantially. Our sales volumes fluctuate, as does the relative volume of sales of our various products with significantly different product margins. Historically we have shipped a substantial portion of our quarterly sales in the last month of each of the second and fourth quarters of the year. Our product development and marketing expenditures may vary significantly from quarter to quarter and are made well in advance of potential resulting revenue. Significant portions of our expenses are relatively fixed in advance based upon our forecasts of future sales. If sales fall below our expectations in any given quarter, w e will not be able to make any significant adjustment in our operating expenses, and our operating results will be adversely affected.

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

On-going terrorist threats, or actual terrorist attacks, may disrupt the general economy, reducing demand for ours products.

On-going terrorist threats and actual terrorist attacks have increased the uncertainty in both the U.S. and European economy, which are primary markets for our products. Terrorist acts and similar events, could weaken the demand for our products as they did following the September 11, 2001 tragedy.

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

Competition is increasing in a number of our markets. A number of companies offer directly competitive products, including fiber optic lighting products for downlighting, display case and water lighting, and neon and other lighted signs. We are also experiencing competition from light emitting diode, LED, products in water lighting and in neon and other lighted signs. Our competitors include some very large and well-established companies such as Philips, Schott, 3M, Bridgestone, Pentair, Mitsubishi and Osram/Siemens. All of these companies have substantially greater financial, technical and marketing resources than we do. We may not be able to adequately respond to fluctuations in competitive pricing. We anticipate that any future growth in fiber optic lighting will be accompanied by continuing increases in competition, which could adversely a ffect our operating results if we cannot compete effectively.

We rely on intellectual property and other proprietary information that may not be protected and that may be expensive to protect.

We currently hold 40 patents. There can be no assurance, however, that our issued patents are valid or that any patents applied for will be issued. We have a policy of seeking to protect our intellectual property through, among other things, the prosecution of patents with respect to certain of our technologies. There are many issued patents and pending patent applications in the field of fiber optic technology, and certain of our competitors hold and have applied for patents related to fiber optic lighting. Although, to date, we have not been involved in litigation challenging our intellectual property rights or asserting intellectual property rights of others, we have in the past received communications from third parties and recently received a communication from one of our competitors asserting rights in our patents or that our technology infringes intellectual property rig hts held by such third parties. Based on information currently available to us, we do not believe that any such claims involving our technology or patents are meritorious. However, we may be required to engage in litigation to protect our patent rights or to defend against the claims of others. In the event of litigation to determine the validity of any third party claims or claims by us against such third party, such litigation, whether or not determined in our favor, could result in significant expense and divert the efforts of our technical and management personnel, regardless of the outcome of such litigation.

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

We rely on key sales representatives and outside sales agents for a significant portion of our sales. These sales representatives and outside sales agents have unique relationships with our customers and would be difficult to replace. The loss of a key sales representative or an outside sales agent could interfere with our ability to maintain customer relationships and result in declines in our net sales and operating results.

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

We depend on ADLT for a number of components for our products and for certain of our manufacturing facilities.

ADLT supplies us with certain lamps, power supplies, reflectors and coatings. We have identified alternative suppliers for these components, but there could be an interruption of supply and increased costs if a transition to a new supplier were required. We could lose current or prospective customers as a result of supply interruptions. Increased costs would negatively impact our gross profit margin and results of operations. We also lease our facility in Solon, Ohio from ADLT. In the event the ADLT lease was not renewed in a timely manner we might experience some disruption of our fiber production while new facilities were found and prepared to support fiber manufacturing.

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

While we have historically been able to fund cash needs from operations, from bank lines of credit or from capital markets, due to competitive, economic or other factors there can be no assurance that we will continue to be able to do so. If our capital resources are insufficient to satisfy our liquidity requirements and overall business objectives we may seek to sell additional equity securities or obtain debt financing. Adverse business conditions due to a continued weak economic environment or a weak market for our products have led to and may lead to continued negative cash flow from operations, which may require us to raise additional financing, including equity financing. Any equity financing may be dilutive to shareholders, and debt financing, if available, will increase expenses and may involve restrictive covenants. We may be required to raise additional capital, at times an d in amounts, which are uncertain, especially under the current capital market conditions. Under these circumstances, if we are unable to acquire additional capital or are required to raise it on terms that are less satisfactory than desired, it may have a material adverse effect on our financial condition, which could require us to curtail our operations significantly, sell significant assets, seek arrangements with strategic partners or other parties that may require us to relinquish significant rights to products, technologies or markets, or explore other strategic alternatives including a merger or sale of our company.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2004, we had $381,000 in cash held in foreign currencies based on the exchange rates at June 30, 2004. The balances for cash held overseas in foreign currencies are subject to exchange rate risk. We have a policy of maintaining cash balances in local currencies unless an amount of cash is occasionally transferred in order to repay intercompany debts.

As of June 30, 2004, we had total borrowings of $464,000 (in Euros, based on the exchange rate at June 30, 2004) against a note payable secured by real property owned by our German subsidiary, with Sparkasse Neumarkt Bank. As of December 31, 2003, the Company had $475,000 borrowed against this facility. We have a total bank borrowing facility of $671,000. Additionally, there is a revolving line of credit of $233,000 (contracted in Euros, based on the exchange rate at June 30, 2004) with Sparkasse Neumarkt Bank. As of June 30, 2004, there was a total borrowing of $179,000 against this facility, and there were no borrowings against this facility as of December 31, 2003.

Item 4.   Controls and Procedures

(a)   Evaluation of disclosure controls and procedures.

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the object ives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions.

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

PART II - OTHER INFORMATION

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  The Annual Meeting of Stockholders was held on May 19, 2004.

(b)  The matters voted upon at the meeting and results of the voting with respect to those matters were as follows:

(1)     Election of Directors.

	Votes For	Withheld

David N. Ruckert	5,107,977	215,170
Philip Wolfson	5,093,977	229,170
John B. Stuppin	5,103,977	219,170
Jeffrey H. Brite	5,111,977	211,170
Wayne R. Hellman	5,111,977	211,170
David Traversi	5,111,977	211,170
Sabu Krishnan	5,107,955	215,192

(2)   To approve our 2004 Stock Incentive Plan.

Votes For 2,259,246	Against 702,796	Abstain 313,078	Broker non vote 2,048,027

(3)   To ratify the appointment of Grant Thornton LLP as our independent auditors for the year ending December 31, 2004,

Votes For 5,085,066	Against 232,416	Abstain 5,665

Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits.

Exhibit Number	Description of Documents
10.1
Third Amendment to Loan and Security Agreement (Accounts and Inventory) and Amended and Restated Inventory Rider (Revolving Advances) dated April 2, 2004 by and between Comerica Bank and the Registrant.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1**	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2003 (18 U.S.C. §1350).
32.2**	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2003 (18 U.S.C. §1350).

________________________________
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

(b)    Reports on Form 8-K:

On April 21, 2004, the Company filed a Current Report on Form 8-K furnishing under item 12 the Company’s press release relating to its financial results for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIBERSTARS, INC.

Date: August 14, 2004	By:	/s/ David N. Ruckert
David N. Ruckert Chief Executive Officer

By:	/s/ Robert A. Connors
Robert A. Connors Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description of Documents

10.1
Third Amendment to Loan and Security Agreement (Accounts and Inventory) and Amended and Restated Inventory Rider (Revolving Advances) dated April 2, 2004 by and between Comerica Bank and the Registrant.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1**	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2003 (18 U.S.C. §1350).
32.2**	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2003 (18 U.S.C. §1350).

________________________
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

