Form 10-Q
period 2004-09-30
FIBERSTARS INC /CA/
filed 2004-11-15
CIK 924168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

44259 Nobel Drive, Fremont, CA (Address of principal executive offices)

94538 (Zip Code)
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

The number of outstanding shares of the registrants’ Common Stock, $0.0001 par value, as of October 31, 2004 was 7,254,414.

TABLE OF CONTENTS

Part I - FINANCIAL INFORMATION

Item 1	Financial Statements:

	a.	Condensed Consolidated Balance Sheets at September 30, 2004 (unaudited) and December 31, 2003	3

	b.	Condensed Consolidated Statements of Operations for the Three Months and Nine months Ended September 30, 2004 and 2003 (unaudited)	4

	c.	Condensed Consolidated Statements of Comprehensive Operations for the Three Months and Nine months Ended September 30, 2004 and 2003 (unaudited)	5

	d.	Condensed Consolidated Statements of Cash Flows for the Nine months Ended September 30, 2004 and 2003 (unaudited)	6

	e.	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations		12

Item 3	Quantitative and Qualitative Disclosures About Market Risk		20

Item 4	Controls and Procedures		20

Part II - OTHER INFORMATION

Item 1	Legal Proceedings		21

Item 6	Exhibits		21

	Signatures		22

Item 1. Financial Statements

FIBERSTARS, INC.
CONDENSED
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,384	$4,254
Accounts receivable trade, net	5,051	5,610
Notes and other accounts receivable	96	143
Inventories, net	8,163	6,618
Prepaids and other current assets	744	246
Total current assets	18,438	16,871

Fixed assets, net	2,403	2,634
Goodwill, net	4,168	4,190
Intangibles, net	190	306
Other assets	195	118
Total assets	$25,394	$24,119

LIABILITIES
Current liabilities:
Accounts payable	$2,109	$2,205
Accrued liabilities	2,122	2,413
Short-term bank borrowings	110	30
Total current liabilities	4,341	4,648
Other long-term liabilities	21	46
Long-term bank borrowings	438	475
Total liabilities	4,800	5,169

Commitments and contingencies (Note 9)

SHAREHOLDERS’ EQUITY
Common stock	1	1
Additional paid-in capital	26,848	24,531
Note receivable from shareholder	—	(224)
Unearned stock-based compensation	(514)	—
Accumulated other comprehensive income	408	428
Accumulated deficit	(6,149)	(5,786)
Total shareholders’ equity	20,594	18,950
Total liabilities and shareholders’ equity	$25,394	$24,119

The accompanying notes are an integral part of these financial statements

FIBERSTARS, INC.
CONDENSED
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands except per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net sales	$7,333	$6,367	$21,890	$19,820
Cost of sales	4,588	4,007	13,478	12,539
Gross profit	2,745	2,360	8,412	7,281
Operating expenses:

Research and development	117	358	603	757
Sales and marketing	2,068	1,620	6,254	5,233
General and administrative	598	540	1,868	1,884
Total operating expenses	2,783	2,518	8,725	7,874
Profit (loss) from operations	(38)	(158)	(313)	(593)
Other income (expense):
Equity in joint venture’s income	1	—		—
Interest income (expense), net	(42)	37	(63)	(22)

Profit (loss) before income taxes	(79)	(121)	(376)	(615)
Benefit from (provision for) income taxes	19	(60)	13	(102)
Net income (loss)	$(60)	$(181)	$(363)	$(717)

Net income (loss) per share - basic and diluted	$(0.01)	$(0.03)	$(0.05)	$(0.13)

Shares used in computing net income per share - basic and diluted	7,278	6,239	7,183	5,469

The accompanying notes are an integral part of these financial statements

FIBERSTARS, INC.
CONDENSED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(amounts in thousands)
(unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,
	2004	2003	2004	2003
Net income (loss)	$(60)	$(181)	$(363)	$(717)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(54)	2	(32)	356
Benefit (provision) for income taxes	20	(1)	12	(131)
Comprehensive income (loss)	$(94)	$(180)	$(383)	$(492)

The accompanying notes are an integral part of these financial statements

FIBERSTARS, INC.
CONDENSED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Nine months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(363)	$(717)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	767	661
Equity in joint venture	(1)	19
Non-cash stock option expense	48
Changes in assets and liabilities:
Accounts receivable	572	661
Notes and other receivables	43	84
Inventories	(1,564)	359
Prepaids and other current assets	(493)	3
Other assets	(77)	(17)
Accounts payable	(71)	(436)
Accrued liabilities	(212)	39
Total adjustments	(1,084)	1,373
Net cash from (used in) operating activities	(1,447)	656

Cash flows from investing activities:

Acquisition of fixed assets	(448)	(218)
Net cash used in investing activities	(448)	(218)

Cash flows from financing activities:
Cash proceeds from exercise of stock options	1,803	—
Cash proceeds from sale of common stock	—	3,812
Proceeds from (repayment of) short-term bank borrowings and bank overdraft, net	44	(1,214)
Collection of loan made to shareholder	224	75
Other long-term liabilities	(25)	30
Net cash provided by financing activities	2,046	2,703

Effect of exchange rate changes on cash	(117)	167

Net increase (decrease) in cash and cash equivalents	130	3,308
Cash and cash equivalents, beginning of period	4,254	231
Cash and cash equivalents, end of period	$4,384	$3,539

The accompanying notes are an integral part of these financial statements

FIBERSTARS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
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

A reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Numerator - Basic and Diluted EPS
Net loss	$(60)	$(181)	$(363)	$(717)
Denominator - Basic and Diluted EPS
Weighted average shares outstanding	7,278	6,239	7,183	5,469
Basic and Diluted net loss per share	$(0.01)	$(0.03)	$(0.05)	$(0.13)

For all periods presented the shares outstanding used for calculating basic and diluted EPS include 120,000 shares of common stock issuable for no cash consideration upon exercise of certain exchange provisions of warrants held by Advanced Lighting Technologies, Inc. (“ADLT”).

At September 30, 2004, options and warrants to purchase 2,207,000 shares of common stock were outstanding, but were not included in the calculation of diluted EPS because their inclusion would have been antidilutive. Options to purchase 2,165,000 shares of common stock were outstanding at September 30, 2003, but were not included in the calculation of diluted EPS for the nine months ended September 30, 2003 because their inclusion would have been antidilutive.

Stock Based Compensation
The Company accounts for stock-based compensation plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands, except per share amounts):

	Three months ended September 30, 2004			Nine months ended September 30, 2004
	2004		2003	2004	2003
Net loss, as reported		$(60)	$(181)	$(363)	$(717)

Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects		36	—	48	—

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax related effects		(96)	(90)	(243)	(257)

Net loss Pro forma		$(120)	(271)	$(558)	(974)

Basic and Diluted net loss per share—As reported	$	(0.01)	$(0.03)	$(0.05)	$(0.13)

Basic and Diluted net loss per share—Pro forma		$(0.02)	$(0.03)	$(0.08)	$(0.18)

Product Warranties
The Company warrants finished goods against defects in material and workmanship under normal use and service for periods of one to three years for illuminators and fiber. A liability for the estimated future costs under product warranties is maintained for products outstanding under warranty (in thousands):

Nine months ended September 30, 2004
Balance at the beginning of the period	$330
Accruals for warranties issued during the period	516
Accruals related to pre-existing warranties (including changes in estimates)	75
Settlements made during the period (in cash or in kind)	(516)
Balance at the end of the period	$405

2. Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost determined using the first-in, first-out cost method) or market and consist of the following (in thousands):

	September 30, 2004	December 31, 2003

Raw materials	$5,505	$5,241

Finished goods	2,658	1,377
	$8,163	$6,618

3. Bank Borrowings

The Company has a $5,000,000 Loan and Security Agreement (Accounts Receivable and Inventory) dated December 7, 2001, with Comerica Bank bearing interest equal to prime plus 0.25% per annum computed daily or a fixed rate term option of LIBOR plus 3%. Borrowings under this Loan and Security Agreement are collateralized by the Company’s assets and intellectual property. Specific borrowings are tied to accounts receivable and inventory balances, and the Company must comply with certain covenants with respect to effective net worth and financial ratios. The Company had no borrowings against this facility as of September 30, 2004 and December 31, 2003. The Company was in conformity with its bank covenants as of September 30, 2004. On April 2, 2004, the Company and Comerica Bank amended the Loan and Security Agreement to eliminate the profitability covenant.

The Company also has a $413,000 (in UK pounds sterling based on the exchange rate at September 30, 2004) bank overdraft agreement with Lloyds Bank Plc through its UK subsidiary. There were no borrowings against this facility as of September 30, 2004 and December 31, 2003.

The Company has a $671,000 (contracted in Euros, based on the exchange rate at September 30, 2004) bank borrowing facility secured by real property owned by its German subsidiary, with Sparkasse Neumarkt Bank. As of September 30, 2004, the Company had a total borrowing of $438,000 against this credit facility. As of December 31, 2003, the Company had $475,000 borrowed against this facility. Additionally, there is a revolving line of credit of $233,000 (contracted in Euros, based on the exchange rate at September 30, 2004) with Sparkasse Neumarkt Bank. As of September 30, 2004, there was a total borrowing of $77,000 against this facility, and there were no borrowings against this facility as of December 31, 2003.

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

A summary of sales by geographic area is as follows (in thousands):

	Nine months ended September 30,
	2004	2003

U.S. Domestic	$15,724	$14,236
Germany	2,447	2,508
U.K.	3,089	2,591
Other countries	630	485
	$21,890	$19,820

Geographic sales are categorized based on the location of the customer to whom the sales are made.

A summary of sales by product line is as follows (in thousands):

	Nine months ended September 30,
	2004	2003

Pool and Spa Lighting	$12,424	$10,407
Commercial Lighting	9,466	9,413
	$21,890	$19,820

A summary of geographic long lived assets (fixed assets, goodwill and intangibles) is as follows (in thousands):

	September 30, 2004	December 31, 2003
	(unaudited)
U.S. Domestic	$4,893	$5,081
Germany	1,771	1,897
Other Countries	97	152
	$6,761	$7,130

6. Recent pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer.  This Statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after September 15, 2004, except for mandatory redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption.  The adoption of SFAS No. 150 did not have an impact on the Company’s financial position, results of operations or cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after September 15, 2003. In addition, FIN 46 requires that a company make disclosures in its consolidated financial statements for the year ended December 31, 2002 when the company believes it is reasonably possible that it will consolidate or disclose information about variable interest entities after FIN 46 becomes effective. In December 2003, FASB issued a revised FIN 46. The FASB deferred the effective date for VIEs that are non-special purpose entities created before February 1, 2003, to the first interim or annual reporting period that ends after March 15, 2004. At this time, the Company does not believe that it is reasonably possible that it will consolidate or disclose information about VIEs. However, the Company will continue to assess the impact of FIN 46 on its consolidated financial statements.

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

When used in this discussion, the words “expects,” “anticipates,” “estimates,” “plan,” and similar expressions are intended to identify forward-looking statements. These statements, which include statements as to our future operating results, net sales growth, gross profit margin improvement, sources of revenues, expected operating expenses and capital expenditure levels, expected increase in credits for government contracts, our reliance on a limited number of customers, our expected cash flows, our inventories, the adequacy of capital resources and necessity to raise additional funds, our critical accounting policies, future growth in fiber optic lighting, expected benefits of outsourcing manufacturing, expanding our manufacturing capabilities, our future products, statements regarding claims involving our intellectual property, and our dependency on certain employees and our ability to attract qualified personnel are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as our ability to retain and obtain customer and distributor relationships, our ability to maintain relationships with strategic partners and ADLT, our ability to manage expenses and inventory levels, our ability to reduce manufacturing overhead and general and administrative expenses as a percentage of sales, our ability to collect on doubtful accounts receivable, our ability to increase cash balances in future quarters, the cost of enforcing or defending intellectual property, risks relating to developing and marketing new products, the ability of our lighting products to meet customer expectations, manufacturing difficulties, unforeseen adverse competitive, economic or other factors that may impact our cash position, risks associated with raising additional funds, loss or failure to attract qualified personnel, possible delays in the release of products, risks associated with the evolution and growth of the fiber optic lighting market, trends in price performance and adoption rates of fiber optic lighting products in Europe and the United States, our dependence on a limited number of suppliers for components and distributors for sales, and the impact of technological advances and competitive products; and the matters discussed in “Factors That May Affect Results.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

RESULTS OF OPERATIONS

Net sales increased 15% to $7,333,000 for the quarter ended September 30, 2004, as compared to the same quarter a year ago. The increase was primarily the result of a 31% increase in pool lighting sales due to higher in-ground fiber product sales and Jazz light sales, partially offset by lower spa product sales. Commercial lighting sales were at last year’s levels for the third quarter. Net sales were $21,890,000 for the first nine months of 2004, an increase of 10% over the first nine months of 2003. The increase for the first nine months of 2004 was due to a 19% increase in sales of pool lighting products from the same period a year ago. For the first nine months of 2004, commercial lighting sales increased slightly by 1% compared to the first nine months of 2003. Due to anticipated improvements in the pool and spa lighting market and increased sales of EFOTM systems in commercial lighting markets, we believe our net sales will increase in 2004 compared to 2003.

Gross profit was $2,745,000 in the third quarter of fiscal 2004, a 16% increase compared to the same period in the prior year. The gross profit margin was 37% for both the third quarter of fiscal 2004 and 2003. Gross profit margin improved for the pool lighting business, but was offset by declines in gross profit margins in Europe due to increased competition there requiring a lowering of prices on some jobs. Gross profit for the first nine months of 2004 was $8,412,000, up 15% from gross profit for the same period last year. Gross profit margin increased slightly to 38% for the first nine months of 2004 compared to 37% for the first nine months of 2003. The majority of this increase was a result of improvements in direct costs for pool lighting products as a result of the move to offshore production. If net sales increase, we believe overall gross profit will increase in 2004, as we expect our cost of sales as a percentage of sales to decrease due to increased offshore manufacturing in Mexico and India.

Research and development expenses were $117,000 in the third quarter of fiscal 2004, a decrease of $241,000 compared with the third quarter of fiscal 2003. Although we increased in spending on research and development expense on personnel and on project costs related to government contract work and improvements for existing products, this spending was offset by higher credits received for achieving milestones under a development contract with the Defense Advanced Research Projects Agency, or DARPA, that was signed in February 2003. The gross research and development spending along with credits from government contracts is shown in the table:

	Three months ended September 30, 2004		Nine months ended September 30, 2004
	(in thousands)		(in thousands)
	2004	2003	2004	2003
Gross expenses for research and development	$937	$894	$2,715	$2,402

Deduct: credits for NIST award	—	(165)	—	(452)

Deduct: credits from DARPA & DOE contracts	(820)	(371)	(2,112)	(1,191)

Net research and development expense	$117	$358	$603	$757

In the third quarter of 2004, we accrued $820,000 in credits for funds to be received under contracts with the DARPA and the Department of Energy, or DOE. This compares to $536,000 in credits received from DARPA and the National Institute of Standards and Technology, or NIST, in the third quarter of 2003. For the first nine months of 2004, net research and development expenses were $603,000 compared to $756,000 for the same period in 2003. The decrease in expense was due to higher gross expenses for research and development on personnel and project costs in the first nine months of 2004, offset by higher DARPA and DOE credits of $2,112,000 for funds to be received for milestones achieved during the first nine months of 2004. This compares to $1,643,000 in DARPA and NIST credits received during the same period in 2003. We expect research and development expenses to be flat or slightly down in 2004 as the higher credits for government contracts will offset expected increases in our development spending on commercial lighting products and DARPA work.

Sales and marketing expenses increased by 28% to $2,068,000 in the third quarter of fiscal 2004 as compared to $1,620,000 for the same period in fiscal 2003. This increase was largely due to an increase in commission expenses of $191,000, due in part to higher sales volume and a change in our method of marketing pool products. In the third quarter of 2004, we relied on outside sales agents at higher commission rates to sell our pool products. In the third quarter of 2003, we used inside sales managers to sell our pool products, which resulted in a lower commission expense rate. In addition, there were increased expenses in U.S. domestic lighting and in European sales and marketing of $329,000 due to higher trade show and literature costs and fluctuations in exchange rates. For the first nine months of 2004, sales and marketing expenses were $6,254,000 compared to $5,233,000 for the same period in 2003, a 20% increase. The increase was also due to the higher commission expenses, along with higher expenses in U.S. and European sales and marketing due to higher expenditures for personnel, trade shows, literature and fluctuations in exchange rates. We expect sales and marketing expenses to increase for the year 2004 as we anticipate increasing our sales and marketing efforts for our new products.

General and administrative costs were $598,000 in the third quarter of fiscal 2004, an increase of 11% compared to costs in the third quarter of fiscal 2003. The increase was due to higher expenses for accounting fees, investor relations and employee costs. For the first nine months of 2004, general and administrative costs remained flat at $1,868,000 compared to $1,884,000 for the same period in 2003. We expect general and administrative costs to be relatively flat in 2004 compared to 2003.

We recorded a net loss of $60,000 in the third quarter of fiscal 2004 as compared to a net loss of $181,000 in the third quarter of fiscal 2003. For the first nine months of 2004, we had a net loss of $363,000 compared to a net loss of $717,000 for the same period in 2003. The lower net loss in 2004 was due primarily to the increase in net sales and the improvement in gross profit margin, partially offset by higher operating expenses in the third quarter of 2004 compared to the third quarter of 2003.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents

At September 30, 2004, our cash and cash equivalents were $4,384,000 as compared to $4,254,000 at December 31, 2003, a net cash increase of $130,000 during the first nine months of 2004. This compares to a net cash increase of $3,308,000 for the same period in 2003, and an ending cash balance of $3,539,000 as of September 30, 2003. Due to seasonality in the sales of our pool lighting products, our cash balances tend to decrease in the first half of the year and increase in the second half of the year.

Cash decreased from operations during the first nine months of 2004 principally due to a net loss of $363,000, an increase in prepaid expenses of $493,000, an increase in inventories of $1,564,000 and a decrease in accounts payable of $342,000. Our inventory and prepaid balances increased due to additional inventory and prepayments for inventory received from off-shore manufacturing. It is expected that inventories will remain high as we transition to offshore manufacturing. These uses of cash from operations were partially offset by depreciation and amortization of $767,000 and a decrease in accounts receivable of $572,000. After these and other adjustments our total net cash used in operating activities in the third quarter of 2004 was $1,399,000 compared to cash generated from operating activities of $656,000 in the third quarter of 2003.

Cash Used in Investing Activities

Investing activities used cash of $448,000 during the first nine months of 2004, compared to a use of cash of $218,000 for the same period of 2003. During both periods, cash was used for the acquisition of fixed assets. The increase was due to additional fixed assets required in order to place our fiber extrusion equipment into production.

Cash Provided by Financing Activities

Financing activities contributed $2,047,000 to cash during the first nine months of 2004. This net contribution was due primarily to the proceeds from the exercise of employee stock options. For the same period in 2003, financing activities, from the sale of common stock of $3,812,000 was partially offset by repayment of bank borrowings, contributed $2,703,000 to cash. During both periods, we received cash contributions from the repayment of shareholder loans of $224,000 in 2004 and $75,000 in 2003.

We have a $5,000,000 Loan and Security Agreement (Accounts Receivable and Inventory) dated December 7, 2001, with Comerica Bank bearing interest equal to prime plus 0.25% per annum computed daily or a fixed rate term option of LIBOR plus 3%. Borrowings under this Loan and Security Agreement are collateralized by our assets and intellectual property. Specific borrowings are tied to accounts receivable and inventory balances, and we must comply with certain covenants with respect to effective net worth and financial ratios. We had no borrowings against this facility as of September 30, 2004 and December 31, 2003. On April 2, 2004, Fiberstars and Comerica Bank amended the Loan and Security Agreement to eliminate the profitability covenant.

We also have a $413,000 (in UK pounds sterling based on the exchange rate at September 30, 2004) bank overdraft agreement with Lloyds Bank Plc through its UK subsidiary. There were no borrowings against this facility as of September 30, 2004 and December 31, 2003.

We have a total bank borrowing facility of $671,000 (in Euros, based on the exchange rate at September 30, 2004) secured by real property owned by our German subsidiary, with Sparkasse Neumarkt Bank. As of September 30, 2004, we had total borrowings of $438,000 against this credit facility. As of December 31, 2003, we had $475,000 borrowed against this facility. Additionally, we have a revolving line of credit of $233,000 (in Euros, based on the exchange rate at September 30, 2004) with Sparkasse Neumarkt Bank. As of September 30, 2004, there was a total borrowing of $77,000 against this facility, and there were no borrowings against this facility as of December 31, 2003.

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

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board, or FASB, issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer.  This Statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after September 15, 2004, except for mandatory redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption.  The adoption of SFAS No. 150 did not have an impact on the our financial position, results of operations or cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46, or FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after September 15, 2003. In addition, FIN 46 requires that a company make disclosures in its consolidated financial statements for the year ended December 31, 2002 when the company believes it is reasonably possible that it will consolidate or disclose information about variable interest entities after FIN 46 becomes effective. In December 2003, FASB issued a revised FIN 46. The FASB deferred the effective date for variable interest entities that are non-special purpose entities created before February 1, 2003, to the first interim or annual reporting period that ends after march 15, 2004. At this time, we do not believe that it is reasonably possible that we will consolidate or disclose information about variable interest entities. However, we will continue to assess the impact of FIN 46 on our consolidated financial statements.

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

On-going terrorist threats, or actual terrorist attacks, may disrupt the general economy, reducing demand for our products.

On-going terrorist threats and actual terrorist attacks have increased the uncertainty in both the U.S. and European economy, which are primary markets for our products. Terrorist acts and similar events could weaken the demand for our products as they did following the September 11, 2001 tragedy.

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

Competition is increasing in a number of our markets. A number of companies offer directly competitive products, including fiber optic lighting products for downlighting, display case and water lighting, and neon and other lighted signs. We are also experiencing competition from light emitting diode, or LED, products in water lighting and in neon and other lighted signs. Our competitors include some very large and well-established companies such as Philips, Schott, 3M, Bridgestone, Pentair, Mitsubishi and Osram/Siemens. All of these companies have substantially greater financial, technical and marketing resources than we do. We may not be able to adequately respond to fluctuations in competitive pricing. We anticipate that any future growth in fiber optic lighting will be accompanied by continuing increases in competition, which could adversely affect our operating results if we cannot compete effectively.

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

We depend on Advanced Lighting Technologies, Inc., or ADLT, for a number of components for our products and for certain of our manufacturing facilities.

ADLT supplies us with certain lamps, power supplies, reflectors and coatings. We have identified alternative suppliers for these components, but there could be an interruption of supply and increased costs if a transition to a new supplier were required. We could lose current or prospective customers as a result of supply interruptions. Increased costs would negatively impact our gross profit margin and results of operations. We also lease our facility in Solon, Ohio from ADLT. In the event the ADLT lease is not renewed in a timely manner, we may experience some disruption of our fiber production while new facilities are found and prepared to support fiber manufacturing.

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

Our future success is highly dependent on the successful adoption of Efficient Fiber Optics, or EFO, products by the lighting market.

EFO is a new type of lighting that may not achieve acceptance by lighting designers or other customers of lighting products.  EFO products include components that are difficult to manufacture and/or procure in large quantities in the short term.  These components include lamps and optical and electronic components.  While we plan to increase our manufacturing capabilities to meet an increase in demand, if the increase is greater than expected or larger quantities are needed in a shorter time frame than anticipated, we may not be able to meet customer’s requirements.

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

Our business is currently dependent on a limited number of significant customers, and we anticipate that we will continue to rely on a limited number of customers. The loss of any significant customer would harm our net sales and operating results. Customer purchase deferrals, cancellations, reduced order volumes or non-renewals from any particular customer could cause our quarterly operating results to fluctuate or decline and harm our business. In addition, volume discounts granted to significant customers from time to time could lead to reduced profit margins and negatively impact our operating results.

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

Compliance with changing regulation of corporate governance and public disclosure may result in additional costs.

Changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and new Securities and Exchange Commission and the Nasdaq National Market rules and regulations are creating new duties and requirements for us and our executives, directors, attorneys and independent accountants. In order to comply with these new rules, we may have to incur additional costs for personnel and use additional outside legal, accounting and advisory services, which we expect will increase our operating expenses. Management time associated with these compliance efforts necessarily reduces time available for other operating activities, which could adversely affect operating results. We expect these costs to significantly increase our operating expenses, however we cannot predict or estimate the amount of future additional costs we may incur or the timing of such costs.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2004, we had $302,000 in cash held in foreign currencies based on the exchange rates at September 30, 2004. The balances for cash held overseas in foreign currencies are subject to exchange rate risk. We have a policy of maintaining cash balances in local currencies unless an amount of cash is occasionally transferred in order to repay intercompany debts.

As of September 30, 2004, we had total borrowings of $438,000 (in Euros, based on the exchange rate at September 30, 2004) against a note payable secured by real property owned by our German subsidiary, with Sparkasse Neumarkt Bank. As of December 31, 2003, the Company had $475,000 borrowed against this facility. We have a total bank borrowing facility of $671,000. Additionally, there is a revolving line of credit of $233,000 (contracted in Euros, based on the exchange rate at September 30, 2004) with Sparkasse Neumarkt Bank. As of September 30, 2004, there was a total borrowing of $77,000 against this facility, and there were no borrowings against this facility as of December 31, 2003.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation described in item 4(a) above that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On September 21, 2004, Wagner Electric Sign Company filed a third-party cross-complaint against Fiberstars in the matter Sherwin-Williams Company vs Wagner Electric Sign Company in the Court of Common Pleas, Cuyahoga County, Ohio.  In the underlying complaint, Sherwin-Williams alleges that  Wagner Electric failed to properly produce and install two signs for which it allegedly paid Wagner Electric an aggregate of approximately $130,000 in or about calendar year 2000.  Wagner Electric’s cross-complaint against us alleges that any liability is due to our improper provision of certain lighting components and related services provided by us to Wagner Electric.  We are evaluating these allegations and have not as yet filed a response. Any costs will be charged to Wagner Electric’s warranty provision, or expensed as a warranty expense in the period in which the response costs are incurred.

Item 6. Exhibits and Reports on Form 8-K

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

FIBERSTARS, INC.

Date: November 14, 2004	By:	/s/ David N. Ruckert
David N. Ruckert
Chief Executive Officer

By:	/s/ Robert A. Connors
Robert A. Connors
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description of Documents

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1**	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2003 (18 U.S.C. §1350).
32.2**	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2003 (18 U.S.C. §1350).

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

