Form 10-K
period 2004-12-31
FIBERSTARS INC /CA/
filed 2005-03-30
CIK 924168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended DECEMBER 31, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $67,866,000 as of June 30, 2004 (based upon the last trading price of the Common Stock of registrant on the Nasdaq National Market as of that date). Shares of common stock held as of June 30, 2004 by each director and executive officer of the registrant, as well as shares held by each holder of more than 10% of the common stock known to the registrant, have been excluded for purposes of the foregoing calculation. This calculation does not reflect a determination that any person is an affiliate of the registrant for any other purpose.

As of March 24, 2005, there were 7,422,073 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors and Section 16 (a) Beneficial Ownership Reporting Compliance), 11, 12 (as to Beneficial Ownership), 13 and 14 of Part III of this Report on Form 10-K incorporates information by reference from registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for registrant's 2005 Annual Meeting of Shareholders to be held June 22, 2005.

FORWARD-LOOKING STATEMENTS

When used in this Report, the words "expects," "anticipates," "estimates," "plans,"”intends” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and which include statements as to our competitive position, future operating results, net sales growth, expected operating expenses and capital expenditures, gross product margin improvement, sources of revenues, anticipated credits from government contracts, product development and enhancements, liquidity and cash reserves, our reliance upon a limited number of customers, our accounting policies, the effect of recent accounting announcements, the development and marketing of new products, relationships with customers and distributors, relationships with, dependence upon and the ability to obtain components from suppliers, as well as our remarks concerning our ability to compete in the fiber optic lighting market, the evolution and future size of the fiber optic lighting market, seasonal fluctuations, plans for and expected benefits of outsourcing and offshore manufacturing, trends in the price and performance of fiber optic lighting products, the benefits and performance of our lighting products, the adequacy of our current facilities, our strategy with regard to protecting our proprietary technology, our ability to retain qualified employees and our plans to develop and enhance our internal controls, policies, procedures and systems and to correct internal control deficiencies. Forward looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as our ability to retain and obtain customer and distributor relationships, the cost of accessing or acquiring technologies or intellectual property, risks relating to developing and marketing new products, manufacturing difficulties, possible delays in the release of products, our ability to attract and retain qualified employees, risks related to changes in accounting principles and the costs of compliance with changing regulations of corporate governance and public disclosure; and the risks set forth below under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors that May Affect Results” and in the Company’s other periodic filings with the Securities Exchange Commission or SEC. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Fiberstars®, BritePak®, OptiCore™, Lightly Expressed®, Jazz Light™, FX Light™, FX Spa Light™ and Fiberstars EFO® are our registered trademarks. We also refer to trademarks of other corporations and organizations in this document.

All references to “Fiberstars,” “we,” “us,” “our” or “the Company” means Fiberstars, Inc. and its subsidiaries, except where it is made clear that the term means only the parent company.

PART I

Item 1. Description of Business

Overview

Incorporated in California in 1985, we design, develop and market fiber optic lighting systems for commercial and residential applications. We are one of the pioneers in the use of fiber optic technology in lighting. By continually improving the price and performance of our products and expanding our marketing efforts, we believe Fiberstars has become the world's leading supplier of fiber optic lighting systems.

Because our products often out-perform conventional lighting in areas of efficiency, safety, maintenance and beauty, they offer an attractive alternative to conventional lighting in a number of applications. By delivering special lighting effects which conventional lighting typically cannot match, fiber optic lighting systems are particularly attractive for a wide range of decorative applications such as the lighting of swimming pools and spas, signage, "neon" type decoration, landscaping and other applications within the commercial and residential markets. Our technology is increasingly being used in commercial and industrial downlight systems with savings of up to 80% of the energy consumed by conventional electric lighting. Technology which we developed and market is also used in a new, non-fiber optic electric light for swimming pools which offers many benefits compared to other electric pool lights.

We market and distribute our lighting systems and products worldwide, primarily through independent sales representatives, distributors and swimming pool builders.

Products

Our fiber optic lighting systems combine three types of products—illuminators, fiber, and fixtures—in configurations designed to meet the needs of specific markets. The electrically powered illuminators generate and focus light into the ends of optical fiber. Fiber tubing products connect to the illuminators and are designed to emit light either at the end of the fiber optics as a spot source of light, or along the length of the fiber optics, similar in effect to neon lighting. The systems can also include fixtures and other accessories designed for specific applications.

 Illuminators

We manufacture a number of different illuminators for use in differing applications. Most of our commercial illuminators utilize metal halide high intensity discharge (H.I.D.) lamps to provide long life and maximum brightness. Some include patented optical systems which we designed to enhance performance. Our lower cost illuminators use quartz halogen lamps, some of which are custom manufactured to our specifications.

We also manufacture our EFO® commercial lighting product, which is based on a small H.I.D. lamp, highly efficient optics and more efficient, large core fiber. Designed to provide energy efficient lighting, we market this product for retail, building construction and government applications where energy efficiency is an important customer concern.

 Fiber Tubing

Our EFO® systems utilize a patented, proprietary large core fiber optic product called EFO® Large Core Fiber, which has outstanding clarity with low attenuation for fiber optic lighting applications. The combination of CPC™ optics (Compound Parabolic Collector) and EFO® Large Core Fiber yields system light output efficiency ranging from 30 to 60 lumens-per-watt (depending on system configuration), compared to approximately 12-15 lumens-per-watt for systems using traditional incandescent or halogen lamps. We manufacture EFO® Large Core Fiber at our facility in Solon, Ohio.

We also market small diameter stranded fiber products, such as our patented BritePak® fiber tubing that can maintain reasonably consistent brightness for side-lit fiber runs up to 100 feet in length. For end-lit applications, we offer a wide variety of fiber SKU’s (stock keeping units) enabling one illuminator to illuminate several spotlights which are typically placed within twenty feet of the illuminator. We purchase stranded fiber from Mitsubishi which we then cable and/or encase in a PVC tube at our Fremont, California facility.

Our fiber tubing products are manufactured in various lengths and diameters to meet the requirements of each particular market and application. We carry small amounts of finished goods inventory except during certain times of the year prior to heavy seasonal sales.

 Fixtures and Accessories

We design and manufacture certain of the fixtures and accessories within our product lines while others are supplied by third parties. Our Commercial Lighting Division produces a broad assortment of ceiling and landscape fixtures from which lighting designers may choose.

We market Lightly Expressed light bars, a line of high-end display case fixtures, as well as light bars designed for the EFO system. We believe that fiber optics are ideal for case lighting because all of the light is directed within a 60-degree angle, highlighting merchandise well without generating heat like incandescent, halogen, fluorescent or LED lighting can.

In 2004, we introduced new lighted water feature systems through our Pool and Spa division. These systems include lighted waterfalls, lighted laminar flows, lighted flowerpots and lighted globes for outdoor swimming pools and spas.

Applications and End-Users

We manufacture our fiber optic lighting products to the specifications of architects, professional lighting designers, swimming pool builders and end-users. Our commercial lighting applications include installations in fast food restaurants such as Sonic and McDonalds; retail stores such as Footlocker, Starbucks, Tiffany & Co., Gertrude Hawke Chocolates, Macys, Toys R Us and Nordstrom; grocery stores such as Albertsons, Giant Food and Whole Foods; casinos such as the MGM Grand, Caesars Palace, the Venetian, Bellagio, Foxwoods, the Mirage and the Stratosphere Tower in Las Vegas; and entertainment facilities such as Cinemark multiplex theaters and theme parks operated by the Walt Disney Company and Universal Studios. Our commercial lighting system installations also include a number of specialty applications from theatrical productions, bridges, theater aisles and ceilings, to installations by the Monterey Bay Aquarium, HBO Studios, AMC theaters, Chevron, New York's Trump Tower and the New York Life building.

Our primary swimming pool and spa lighting products are designed to provide underwater lighting for newly constructed pools. In addition, we market products for spa lighting, pool perimeter lighting, patios, decks and landscape lighting. Our underwater lighting systems are installed in pools and spas built by major national pool builders and builder groups, as well as regional and local pool builders throughout the United States, Canada, Europe and Australia.

Sales, Marketing and Distribution

 Commercial Lighting Products

In the commercial lighting market, we direct our marketing efforts at creating specifications for our systems in plans developed by architects, professional lighting designers and building owners. We reach these professionals through our own national account sales personnel as well as approximately 66 independent lighting representative organizations throughout the United States. Approximately 20 of these representatives account for a large majority of our commercial lighting product sales. Our independent lighting representatives assist with the specification process, directing orders to electrical equipment distributors who, in turn, purchase our products. Domestic distributors of commercial lighting products typically do not engage in marketing efforts or stock inventory of our products. Our arrangements with independent lighting representatives do not restrict their handling of conventional lighting products, including those that may compete with our products, although such representatives typically do not handle competing fiber optic lighting products.

We sell our products in Europe through two subsidiaries, Crescent Lighting Ltd. in the United Kingdom and Lichtberatung Mann (LBM) in Germany. These two companies manage our sales operations in Europe, Russia and the Middle East which, as in the United States, include sales through sub-distributors and sales representatives.

Beyond Europe, Russia and the Middle East, we sell our commercial lighting products internationally in most industrialized countries through distributors, including ADLT Australia, Magic Lite in Canada and Mitsubishi and Koto in Japan.

 Pool and Spa Products

We sell underwater lighting products primarily for installation in new swimming pools and spas. Accordingly, our marketing efforts for swimming pool and spa products depend in large part upon swimming pool builders recommending our products to their customers and adapting their swimming pool designs to include our lighting systems. We utilize regional sales representative organizations that specialize in selling swimming pool products to pool builders and pool product distributors. Each representative organization typically has the exclusive right to sell our products within its territory, receiving commissions on territory sales.

Regional and national distributors in the swimming pool market stock our products to fill orders received from swimming pool builders. Some of these distributors engage in limited marketing activities supportive of our products.

We enter into incentive arrangements to encourage pool builders to purchase our products. We have agreements with certain large national pool builders under which they may purchase systems directly from us and offer our products with their swimming pools. We provide pool builders and independent sales representatives with marketing tools, including promotional videos, showroom displays and demonstration systems. We also use trade advertising and direct mail in addition to an ongoing program of sales presentations to pool builders and distributors.

South Central Pools, or SCP, the largest pool distributor in the United States and our largest pool customer, accounted for approximately 10% of our net sales in 2004, 11% in 2003 and 9% in 2002. We expect to maintain our business relationship with SCP; however, a cessation or substantial decrease in the volume of purchases by this customer could reduce availability of our products to end users and, in turn, have a material adverse effect on our net sales and results of operations. At December 31, 2004, SCP accounted for 10% of accounts receivable and at December 31, 2003, they accounted for 14% of accounts receivable.

We sell our spa products directly to spa manufacturers on an OEM basis throughout the United States and Canada, and through distributors in other locations. Sales of our swimming pool and spa products follow a seasonal pattern. This typically results in higher sales in the second and fourth quarters as pool distributors stock shelves for the spring and summer seasons. First quarter pool sales tend to be the lowest for a given year. Consistent with industry practice, we provide extended terms to distributors for shipments in the fourth quarter of a given year whereby they receive products in November and December for which they pay in equal installments from March through June of the following year.

We sell the majority of our swimming pool lighting systems within the United States, Canada and Australia. Our pool lighting sales in Europe were not material in 2004, 2003 or 2002.

 Geographic Areas and Product Lines

We have two worldwide product lines: Pool and Spa Lighting and Commercial Lighting. Information reflecting the geographic split of revenues and revenues by product line may be found in Note 11 to our Consolidated Financial Statements appearing at Item 15, below.

Backlog

We typically ship standard products within a few days after receipt of an order and custom products within 30 to 60 days of order receipt. Generally, there is not a significant backlog of orders, except at year-end. Our backlog at the end of 2004 was $1,454,000 compared to $1,261,000 at the end of 2003. We anticipate that all of our backlog as of December 31, 2004 will be filled within the current year.

Competition

Our products compete with a variety of lighting products, including conventional electric lighting, metal halide, LED's, compact fluorescent and decorative neon lighting. We also encounter competition from other companies offering products containing fiber optic technology. Principal competitive factors include price, performance (including brightness, reliability and other factors), aesthetic appeal (including light color), market presence, ease of installation, power consumption and maintenance requirements.

We believe that our products compete favorably against conventional lighting in such areas as aesthetic appeal, ease of installation, maintenance and power consumption. The unique characteristics of fiber optic lighting (such as no heat or electricity at the light fixture, the ability to change colors and remote lamp replacement) favor the use of our products in certain situations over conventional lighting. However, the initial purchase price of our products is typically higher than that of conventional lighting, and our products can be less bright than conventional alternatives. We believe these disadvantages are being addressed in whole or in part by our EFO® systems. In the case of neon lighting, certain popular neon colors, such as bright red, cannot be achieved as effectively with our products.

We plan to engage in a continual effort to improve our existing products and adapt them to new applications, and to design and engineer new products. We expect that our ability to compete effectively with conventional lighting technologies, other fiber optic lighting products and new lighting technologies that may emerge will depend substantially upon achieving greater performance and reducing the cost of our EFO® systems. Improvements in both the cost and the performance of EFO were made in 2004.

Conventional lighting system competitors include large lamp manufacturers and lighting fixture companies whose financial resources substantially exceed ours. These conventional lighting companies may introduce new or improved products that may reduce or eliminate some of the competitive advantages of our products. In commercial lighting, we also compete primarily with local and regional neon lighting manufacturers and craftspeople that, in many cases, are more established in their local markets than we are.

Our products compete directly with other fiber optic lighting and pool lighting products. Competitive products are offered in the pool market by Pentair, Inc.'s American Products Division, a major manufacturer of pool equipment and supplies, as well as Super Vision International. In commercial lighting, fiber optic lighting products are offered by a number of smaller companies, some of which compete aggressively on price. Some of these competitors offer products with performance characteristics similar our products. Additionally, certain conventional lighting companies now manufacture or license fiber optic lighting systems that compete with our products. Schott, a German glass fiber company, markets fiber optic systems in the United States. Many companies compete with us in Asia, including Philips, Mitsubishi, Bridgestone and Toray. Mitsubishi also sells our BritePak™ fiber tubing in Japan.

While we cannot predict the impact of competition on our business, we believe that an increase in the rate of Fiberstars’ market expansion may be accompanied by increased competition. Increased competition could result in price reductions, reduced profit margins and loss of market share, developments which could adversely affect our operating results. There can be no assurance that we will be able to continue to compete successfully against current and future competitors.

Assembly, Testing and Quality Assurance

Our illuminator manufacturing consists primarily of final assembly, testing and quality control. We use independent contractors to manufacture some components and sub-assemblies and have worked with a number of our vendors to design custom components to meet our specific needs. We manage inventories of domestically produced component parts on a just-in-time basis when practicable. Our quality assurance program provides for testing of all sub-assemblies at key stages in the assembly process as well as testing of finished products.

In 2004 we continued our program of manufacturing more of our products offshore, primarily in India and Mexico. As this process continues we expect that more high volume products will be sourced offshore where labor and component cost savings may be achieved. In October 2003, we entered into a Production Share Agreement with North American Production Sharing, Inc. and Industrias Unidas de B.C., S.A. de C.V., or North American. Under this agreement North American provides administrative and manufacturing services, including labor services and the use of manufacturing facilities in Mexico for the manufacture and assembly of certain of our fiber optic systems and related equipment and components.

We manufacture our large core fiber with technology obtained from an earlier acquisition of Unison Fiber Optic Systems, LLC, or Unison. Under a supply agreement, which was last renewed in January 2000, Mitsubishi is the sole supplier of our small diameter stranded fiber. In sales volume, small diameter stranded fiber is the single largest fiber product that we sell and represents significant sales volume. If we were to discontinue selling this product it would represent a significant loss of business.  We expect to maintain our relationship with Mitsubishi.

We also rely on sole source suppliers for certain lamps, reflectors, remote control devices and power supplies. Although we cannot predict the effect that the loss of one or more of such suppliers would have on our results of operations, such loss could result in delays in the shipment of products and additional expenses associated with redesigning products and could have a material adverse effect on our operating results.

Research and Product Development

We believe that growth in fiber optic lighting will be driven by improvements in technology to provide increased light output at lower costs. Accordingly, we commit much of our research and development resources to those challenges. Optical technology which we developed following the Unison acquisition resulted in illuminator products for both the Pool and Spa (Jazz®) and the Commercial Lighting Division (EFO). We believe that these products remain state-of-the-art within the fiber optic lighting industry. Despite our ongoing development efforts, we can provide no assurance that we will succeed in our efforts to achieve further improvements in brightness and cost, or that competitors will not develop lighting technologies that are brighter, less expensive or otherwise superior to ours.

In 2003, we successfully completed a three year $2,000,000 research and development project to develop a continuous extrusion process for large core plastic optical fiber funded under a grant from the National Institute of Standards and Technology, or NIST, of the United States Department of Commerce.

In February 2003, the Defense Advanced Research Projects Agency, or DARPA, through the Army Aviation and Missile Command, or AMCOM, awarded to us and our partners a research and development contract for the development of next generation light sources, optics, luminaire and integrated illuminated technologies for its High Efficiency Distributed Lighting, or HEDLight, project. This contract calls for total payment of up to $7,824,000, including payments for subcontractors, over three years based on the achievement of milestones in the development of fiber optic illuminators and fixtures for installation on ships and aircraft. For the year ending December 31, 2005, we anticipate qualifying for receipt of gross amounts, including amounts for subcontractors, of up to $2,497,000 ($1,952,000, net of subcontractor amounts), subject to attainment of scheduled milestones. We have received total gross funding of $5,327,000 under this contract through December 31, 2004. The contracts term runs through early 2006.

In April 2003, we announced, together with a partner, APL Engineered Materials, a subsidiary of Advanced Lighting Technologies Inc. or ADLT, the award of an additional $2,700,000 research and development contract from DARPA for the development of a new arc discharge light source. Of this amount, $300,000, to be received based on achievement of milestones, relates to our contribution to this project which is otherwise led by APL Engineered Materials. We anticipate that this new light source will exceed the performance of our existing Fiberstars EFO® light source in efficiency, brightness and color rendering.

In June 2004, we announced an additional $1 million in funding from DARPA, dependent on the achievement of certain milestones, to develop a Light Emitting Diode (LED) version of the HEDLight system. Also in June, we announced two Small Business Innovative Research (SBIR) awards from the Department of Energy. One is to work on an instant-on version of EFO, and the other is to develop a fast cure for the fiber production process, which would lower cost and improve throughput on the fiber production line. These awards were for $100,000 each for the first feasibility phase, with the potential of additional funding of up to $750,000 for each project for the completion phase. The Department of Energy will determine in 2005 whether we will receive the additional funding on these projects. We have commercial rights to all of the technology we develop as part of the various government research and development contracts.

Net of payments to subcontractors, we received from DARPA aggregate payments of $2,482,000 in 2004 compared to $1,463,000 in 2003.

We augment our internal research and development efforts by involving certain of our component suppliers, independent consultants and other third parties. We depend substantially on these parties to undertake research and development efforts necessary to achieve improvements that would not otherwise be possible given the multiple and diverse technologies that must be integrated into our products and our limited engineering, personnel and financial resources. These third parties have no material contractual commitments to participate in these efforts, and there can be no assurance that they will continue to do so.

Intellectual Property

We believe that the success of our business depends primarily on our technical innovations, marketing abilities and responsiveness to customer requirements, rather than on patents, trade secrets, trademarks, copyrights and other intellectual property rights. Nevertheless, we have a policy of seeking to protect our intellectual property through patents, license agreements, trademark registrations, confidential disclosure agreements and trade secrets. As of December 31, 2004, our intellectual property portfolio consisted of 41 issued United States and foreign patents, various pending United States patent applications and various pending Patent Cooperation Treaty, or PCT, patent applications filed with the World Intellectual Property Organization that serve as the basis of national patent filings in countries of interest. Our issued patents expire at various times between August 2008 and April 2023. Generally, the term of patent protection is 20 years from the earliest effective filing date of the patent application. There can be no assurance, however, that our issued patents are valid or that any patents applied for will be issued. There can be no assurance that our competitors or customers will not copy aspects of our fiber optic lighting systems or obtain information that we regard as proprietary. There also can be no assurance that others will not independently develop products similar to ours. The laws of some foreign countries in which we sell or may sell our products do not protect proprietary rights to products to the same extent as do the laws of the United States.

We are aware that a large number of patents and pending patent applications exist in the field of fiber optic technology. We are also aware that certain of our competitors hold and have applied for patents related to fiber optic lighting. Although, to date, we have not been involved in litigation challenging our intellectual property rights, we have in the past, and again recently received, communications from third parties asserting rights in our patents or that our technology infringes intellectual property held by such third parties. Based on information currently available to us, we do not believe that any such claims involving our technology or patents are meritorious. However, we may be required to engage in litigation to protect our patent rights or to defend against the claims of others. There can be no assurance that third parties will not assert claims that our products infringe third party patents or other intellectual property rights or that, in case of a dispute, licenses to such technology will be available, if at all, on reasonable terms. In addition, we may need to take legal action to enforce our intellectual property rights in the future. In the event of litigation to determine the validity of any third-party claims or claims by us against third-parties, such litigation, whether or not determined in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel from productive tasks. Also, in the event of an adverse ruling in such litigation, we might be required to expend significant resources to develop non-infringing technology or to obtain licenses to the infringing technology, which licenses may not be available on acceptable terms. In the event of a successful claim against us and our failure to develop or license a substitute technology, our operating results could be adversely affected.

Employees

As of December 31, 2004, we had 114 full time employees, of whom 30 were involved in sales, marketing and customer service, 20 in research and product development, 50 in assembly and quality assurance, and 14 in finance and administration. From time to time we employ part-time personnel in various capacities, primarily assembly and clerical support. We have never experienced a work stoppage. No employees are subject to any collective bargaining agreement, and we believe our employee relations to be good.

We believe that our future success will depend to a large extent on the continued contributions of certain employees, many of whom would be difficult to replace, and on our ability to attract and retain qualified technical, sales, marketing and management personnel, for whom competition is intense. The loss of or failure to attract and retain any such persons could delay product development cycles, disrupt our operations or otherwise harm our business or results of operations.

Available Information

Our Web site is http://www.fiberstars.com. We make available free of charge, on or through our Web site, our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the SEC. Information contained on our Web site is not part of this Report.

Item 2. Description of Property

Our principal executive offices and manufacturing and assembly facilities are located in a 60,000 square foot facility in Fremont, California, under a lease agreement expiring in 2006. We have other local sales offices in the United States in Solon, Ohio and New York and in Europe sales and operations offices in the United Kingdom in Thatcham, under lease. We also own a local office in Berching, Germany. We believe that our current facilities are adequate to support our current and anticipated near-term operations and that we can obtain additional space we may need in the future at commercially reasonable terms.

Item 3. Legal Proceedings

We are a third-party defendant in a lawsuit pending in the Court of Common Pleas, Cuyahoga County, Ohio, filed September 21, 2004. In that matter Sherwin-Williams Company, plaintiff, brought suit against defendant and third-party plaintiff, Wagner Electric Sign Company, or Wagner, for alleged breach of warranty and breach of contract in connection with an allegedly defective sign manufactured and sold by Wagner. The complaint alleges $141,739.06 in compensatory damages. Third-party plaintiff, Wagner, has cross-claimed against us requesting unspecified damages alleging that the signs’ failure, if any, arises from defective fiber optic lighting components, instructions and/or services purportedly supplied to it by us. We deny these allegations in our responsive pleadings and discovery proceeds on all claims. While we cannot predict the ultimate outcome of the litigation, we do not currently believe its outcome will have a material impact on our results of operations or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2004.

Executive Officers of the Registrant

Our executive officers who are not directors, and their ages as of December 31, 2004, are as follows:

Name	Age	Position

John Davenport	59	Chief Operating Officer and Chief Technology Officer
Roger Buelow	32	Vice President, Engineering
Robert A. Connors	56	Vice President, Finance and Chief Financial Officer
Ted des Enfants	33	Vice President and General Manager, Fiberstars EFO
Barry R. Greenwald	58	Senior Vice President and General Manager, Pool Division
J. Steven Keplinger	45	Senior Vice President, Operations

Mr. Davenport joined us in November 1999 as Vice President, Chief Technology Officer and was appointed Chief Operating Officer in July 2003. Prior to joining the Company, Mr. Davenport served as President of Unison Fiber Optic Lighting Systems, LLC, or Unison, from 1998 to 1999. Mr. Davenport began his career at GE Lighting in 1972 as a research physicist and thereafter served 25 years in various capacities including GE Lighting's research and development manager and as development manager for high performance LED projects. He is a recognized global expert in light sources, lighting systems and lighting applications, with special emphasis in low wattage discharge lamps, electronic ballast technology and distributed lighting systems using fiber optics.

Mr. Buelow was appointed Vice President, Engineering for the Company in February 2003. Prior to joining Fiberstars in 1999, he served as Director of Engineering for Unison from 1998 to 1999. Prior to that he served four years as an engineer at GE Lighting working on several fiber optic lighting projects. Mr. Buelow is a Certified Quality Engineer with five utility patents.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on The Nasdaq National Market under the symbol FBST. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported on The Nasdaq National Market in its consolidated transaction reporting system.

	High	Low

First quarter 2003	4.40	2.66
Second quarter 2003	4.00	2.85
Third quarter 2003	4.20	3.13
Fourth quarter 2003	8.25	3.71

First quarter 2004	10.75	6.15
Second quarter 2004	10.95	7.01
Third quarter 2004	10.50	6.70
Fourth quarter 2004	10.49	6.40

There were approximately 149 holders of record of our common stock as of March 24, 2005, and we estimate that at that date there were approximately 800 additional beneficial owners.

We have not declared or paid any cash dividends and do not anticipate paying cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding the Securities Authorized for Issuance Under our Equity Compensation Plans can be found under Item 12 of this Annual Report on Form 10-K.

Item 6. Selected Financial Data

The Selected Operations and Balance Sheet Data set forth below have been derived from our Consolidated Financial Statements. It should be read in conjunction with the information appearing under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Report and the Consolidated Financial Statements and related notes found in Item 15 of this Report.

SELECTED CONSOLIDATED FINANCIAL DATA
(IN THOUSANDS, EXCEPT PER SHARE DATA)

YEARS ENDED DECEMBER 31,	2004	2003	2002	2001	2000

OPERATING SUMMARY
Net sales	$29,731	$27,238	$30,960	$29,053	$36,921
Gross profit	11,511	10,341	11,474	11,447	15,019
As a percent of net sales	38.7%	38.0%	37.1%	39.4%	40.7%
Research and development expenses	1,188	1,279	2,290	2,764	1,673
As a percent of net sales	4.0%	4.7%	7.4%	9.5%	4.5%
Sales and marketing expenses	8,595	7,188	7,907	8,371	9,038
As a percent of net sales	28.9%	26.4%	25.5%	28.8%	24.5%
General and administrative expenses	2,458	2,435	2,709	3,627	4,023
As a percent of net sales	8.3%	8.9%	8.8%	12.5%	10.9%
Write-off in-process technology acquired	—	—	—	—	938
As a percent of net sales	—%	—%	—%	—%	2.5%
Loss before tax	(762)	(594)	(1,441)	(3,381)	(711)
As a percent of net sales	(2.6)%	(2.2)%	(4.7)%	(11.6)%	(1.9)%
Net loss	(704)	(608)	(3,519)	(2,128)	(454)
As a percent of net sales	(2.4)%	(2.2)%	(11.4)%	(7.3)%	(1.2)%
Net loss per share
Basic	$(0.10)	$(0.10)	$(0.70)	$(0.45)	$(0.10)
Diluted	$(0.10)	$(0.10)	$(0.70)	$(0.45)	$(0.10)
Shares used in per share calculation:
Basic	7,269	5,993	5,028	4,756	4,572
Diluted	7,269	5,993	5,028	4,756	4,572

FINANCIAL POSITION SUMMARY
Total assets	$27,018	$24,343	$20,101	$21,434	$24,619
Cash, cash equivalents and short-term investments	3,609	4,254	231	584	1,230
Working capital	14,541	12,449	7,417	8,498	10,602
Short-term borrowings	38	30	593	101	8
Long-term borrowings	484	521	449	419	482
Shareholders' equity	21,202	19,174	14,240	16,431	18,560
Common shares outstanding	7,351	6,317	4,667	4,328	4,288

In accordance with SFAS 142, we ceased amortizing goodwill as of December 31, 2001. Refer to Note 5 of the Notes to Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Selected Consolidated Financial Data" and the Consolidated Financial Statements and related Notes included elsewhere in this Report as well as the note regarding forward looking statements on page 1 of this report.

Overview

2004 witnessed an improved economy in the United States which led to increased demand and improved sales for our commercial and pool lighting products. Commercial lighting sales depend on the commercial building construction industry and pool lighting sales depend on the home construction industry which are highly interest rate sensitive. We believe customers of commercial lighting products are placing an increased importance upon energy efficiency which tends to improve the competitive position of our EFO® products.

We manufacture and market our products in the United States and in Europe and sell world-wide. Revenue is dependent upon products shipped during a given period and we generally ship most of our backlog by the end of a reporting period. We primarily depend on cash generated from operations along with bank lines of credit and periodic issuances of securities.

We believe that our future success depends upon a stable market for fiber optic lighting products along with our ability to penetrate the mainstream lighting markets based on the improved energy efficiency of our EFO® products and technology.

Critical Accounting Policies and Estimates

The preparation of financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies and the reported amounts of revenue and expenses in the financial statements. Material differences may result in the amount and timing of revenue and expenses if different judgments or different estimates were utilized. Critical accounting policies, judgments and estimates which we believe have the most significant impact on our financial statements are set forth below:

•	Revenue recognition;

•	Allowances for doubtful accounts, returns and discounts;

•	Valuation of inventories; and

•	Accounting for income taxes.

 Revenue Recognition

We recognize revenue when: (1) we have received a purchase order from the customer or completed of a sales agreement with the customer; (2) shipment of the product has occurred or services have been provided; and (3) the sales price is fixed or determinable and collectibility is reasonably assured. Revenue from product sales is generally recognized upon shipment, and allowances are provided for estimated returns, discounts, incentives and warranties. Such allowances are adjusted periodically to reflect actual and anticipated returns, discounts, incentives and warranty expenses. Revenue on sales that include services such as design, integration and installation is generally recognized using the percentage-of-completion method. Under the percentage-of-completion method, revenue recognized reflects the portion of the anticipated contract revenue that has been earned, equal to the ratio of labor costs expended to date to anticipated final labor costs, based on current estimates of labor costs to complete the project. Our products are generally subject to warranties, and we provide for the estimated future costs of repair, replacement or customer accommodation in costs of sales. Fees for research and development services are determined on a cost-plus basis and are recognized as revenue when ownership of the completed work-product passes to the customer.

We recognize shipments to pool lighting distributors as revenue upon shipment. Estimated sales returns are recorded upon recognition of revenues from distributors having rights of return, including exchange rights for unsold products. Historically, returns have been minimal. Shipments made to commercial lighting representatives and distributors are also recognized as revenue upon shipment because in these instances the representative or distributor is acting as a pass-through agent to a specific lighting project for which we have an existing contract or purchase order.

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

 Allowances for Doubtful Accounts, Returns and Discounts

We establish allowances for doubtful accounts, returns and discounts for specifically identified doubtful accounts, returns and discounts based on credit profiles of our customers, current economic trends, contractual terms and conditions and historical payment, return and discount experience. For each year ended December 31, the allowance for doubtful accounts, returns and discounts was $1,218,000 for 2004, $1,096,000 for 2003 and $1,034,000 for 2002. The amount charged to revenue for returns and discounts was $131,000 in 2004, $141,000 in 2003 and $956,000 in 2002. The amount charged to expenses for doubtful accounts was $47,000 in 2004, $2,000 in 2003 and $78,000 in 2002. In the event that actual returns, discounts and bad debts differ from these estimates or we adjust these estimates in future periods, our operating results and financial position could be materially affected.

 Valuation of Inventories

We state inventories at the lower of standard cost (which approximates actual cost determined using the first-in-first-out method) or market. We establish provisions for excess and obsolete inventories after evaluation of historical sales, current economic trends, forecasted sales, product lifecycles and current inventory levels. During 2004, $116,000 was charged to cost of sales for excess and obsolete inventories. Adjustments to our estimates, such as forecasted sales and expected product lifecycles, could harm our operating results and financial position.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. At December 31, 2004, we have recorded a full valuation allowance against our deferred tax assets, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward. The valuation allowance is based on our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable.

Results of Operations

 Net Sales

Net sales increased 9% to $29,731,000 in 2004 compared to $27,238,000 in 2003 and $30,960,000 in 2002. The 2004 increase largely reflects an increase in sales of pool products of 13% or $1,997,000 combined with a smaller increase in sales of commercial lighting products of 4% or $496,000. This increase in pool lighting sales was primarily due to $1,574,000 in increased sales from our in-ground fiber pool lighting products and $1,094,000 in increased sales from our Jazz electric light products, and was partially off-set by a decline in sales of $662,000 from our spa light products. The increase in commercial lighting sales was due to $410,000 in increased sales of EFO products combined with relatively flat sales from our core legacy commercial lighting products. We expect net sales to increase in 2005 due to an anticipated increase in demand for EFO systems in commercial lighting markets and expected continued growth in demand for our pool products. The market for our products is highly dependent upon general economic conditions.

Our net sales decreased 12% to $27,238,000 in 2003 as compared to $30,960,000 in 2002, primarily as a result of a decrease in the sales of pool products of 17% or $3,037,000 combined with a decline in sales of commercial lighting products of 5% or $685,000. This decline in pool lighting sales was primarily due to a $2,046,000 decrease in sales of spa products and in-ground pool lighting products as compared to 2002, attributable to a soft pool market in the first half of 2003 and increased competition. The decrease in commercial lighting sales was due to a decline in United States domestic lighting sales of 16% or $905,000 partially offset by an increase in international sales of $262,000. Of the decrease in our 2003 domestic lighting sales, $300,000 was due to a drop in resort and casino business.

International sales accounted for approximately 33% of net sales in 2004 as compared to 30% of net sales in 2003 and 26% in 2002. The relative increase in international sales from 2003 to 2004 reflects a higher rate of growth in our European compared to domestic sales, and is largely attributable to increased sales from our U.K. operation combined with the effect of reporting those sales in terms of the weakening 2004 United States dollar. The relative increase in international sales from 2002 to 2003 was due to growth in European sales compared to a decline in domestic sales. The increase in 2003 international sales was a result of higher sales from our German operation.

 Gross Profit

Gross profit of $11,511,000 in 2004 increased by 11% compared to $10,341,000 in 2003. Gross profit as a percent of sales increased to 39% in 2004 compared to 38% in 2003. This increase was primarily due to improved gross profit margins from pool and spa lighting sales (3 percentage points) partially offset by lower gross profit margins from commercial lighting sales. Pool and spa lighting gross profit margins improved as a result of lower direct costs obtained by manufacturing some products off-shore. Commercial lighting gross profit margins declined due to increased competition for our core legacy products in Europe and in the United States. We expect gross profit margin to improve slightly in 2005 depending upon general economic conditions.

Gross profit of $10,341,000 in 2003 declined by 10% compared to gross profit of $11,474,000 achieved in 2002. However, gross profit as a percent of sales increased to 38% in 2003 compared to 37% in 2002. This increase was primarily due to a reduction in direct product costs in the second half of the year as a result of moving some of our manufacturing to off-shore locations.

 Operating Expenses

Research and development expenses were $1,188,000 in 2004, a 7% decrease from research and development expenses of $1,279,000 in 2003. Although we increased spending in research and development expense on personnel and project costs related to government contract work and on improvements for existing products, this spending was offset by the increase in expense credits for funds received in 2004 under certain Department of Energy, or DOE, contracts and under Defense Advanced Research Projects Agency, or DARPA, research and development contracts awarded in February and April of 2003. The gross research and development spending along with credits from government contracts is shown the table:

	Year ended December 31,
	(in thousands)
	2004	2003	2002

Gross expenses for research and development	$3,670	$3,325	$3,164

Deduct: credits for NIST award	--	(583)	(874)

Deduct: credits from DARPA & DOE contracts	(2,482)	(1,463)	--

Net research and development expense	$1,188	$1,279	$2,290

Funds received from DOE and DARPA for milestones achieved during the fiscal year are recorded as a credit to research and development expense. Net of payments to subcontractors, this amounted to $2,482,000 in 2004 compared to $1,463,000 in 2003. This increase in DOE and DARPA credits was  offset by an increase in research and development spending of $345,000, which was made up of increased personnel and project costs for government projects along with a decrease in other goverment research and development credits of $583,000. Research and development expenses were 4.0% of sales in 2004 compared to 4.7% of sales in 2003. We expect research and development expenses to increase in 2005 due to a decrease in anticipated DOE and DARPA credits.

Our 2003 research and development expenses of $1,279,000 reflect a 44% decrease from our 2002 research and development expenses of $2,290,000. As in 2004, this 2003 decrease was largely due to the increase in expense credits in 2003 under DARPA contracts awarded to us in February and April of 2003. Net of payments to subcontractors, DARPA expense credits amounted to $1,463,000 in 2003. Additionally in 2003 we realized research and development expense credits of $583,000 for funds received from the National Institute of Standards and Technology, or NIST, under a NIST project completed that year, a decrease of $291,000 from NIST credits realized in 2002. The additional decrease in research and development expense in 2003 came as a result of lower personnel and project costs in non-government funded projects due to reductions in personnel. Research and development expenses were 4.7% of sales in 2003 compared to 7.4% of sales in 2002.

Sales and marketing expenses were $8,595,000 in 2004, a 20% increase compared to the $7,188,000 in sales and marketing expenses for 2003. This increase was due in part to increased commission expenses of $516,000 in 2004 compared to $239,000 in 2003. This largely reflects a change from our selling pool and spa products through salaried inside sales people in 2003 to our using outside commissioned sales agents in 2004. The balance of the 2004 increase in sales and marketing expenses was primarily due to an increase in personnel, promotional literature and advertising costs and stock option expenses associated with marketing our EFO products. Sales and marketing expenses were 29% of sales in 2004 and 26% of sales in 2003. The Company expects sales and marketing expenses to increase in absolute dollars in 2005 compared to 2004.

Our sales and marketing expenses of $7,188,000 in 2003 reflect a 9% decrease as compared to the $7,907,000 for 2002. The 2003 decrease was due in part to lower commission expenses of $239,000 from the discontinuance of an agency sales agreement in the middle of 2002. These savings were combined with decreases in personnel and travel expenses in both pool and spa lighting and commercial lighting due to headcount reductions. Sales and marketing expenses were 26% of sales in each of 2003 and 2002.

General and administrative expenses were $2,459,000 in 2004, a $23,000 increase as compared to $2,435,000 in 2003. General and administrative expenses were 8% of sales in 2004 and 9% of sales in 2003 and 2002. We expect general and administrative expenses to increase significantly in 2005 due to anticipated higher accounting fees and expenses associated with the impact of Section 404 of the Sarbanes Oxley Act of 2002.

Our general and administrative expenses of $2,435,000 in 2003 reflect a 10% decrease as compared to $2,709,000 in 2002. This decrease was largely due to a decrease in personnel expense due to headcount reductions, reduced bad debt expense and reduced investor relations and computer costs in 2003. General and administrative expenses were 9% of sales in 2003 and 2002.

Other Income and Expenses

Our interest expense, which consists of expense for bank interest, was $18,000 in 2004 as compared to $119,000 in 2003 and $66,000 in 2002. The decrease in 2004 compared to 2003 was a result of reduced bank borrowings in the United States in 2004. Net interest expense in 2003 was $119,000 compared to $66,000 in 2002. The increase in interest expense in 2003 compared to 2002 was a result of more borrowings against our bank line of credit in 2003 as compared to 2002. The higher borrowings were used to fund operations.

Income Taxes

We have a full valuation allowance against our deferred tax assets. There was no operating statement tax expense or benefit for our United States operations in 2004 as any expected benefit was offset by an increase in our valuation allowance. The $58,000 tax benefit shown for 2004 is a result of deferred tax for our German operations which experienced a loss in 2004 after being profitable in prior years. We took a non-cash charge of $2,405,000 in 2002 to record an initial valuation allowance against our deferred tax asset in accordance with FASB 109.

Net Income (Loss)

Due to the increase in expenses in 2004 partially offset by the increase in gross profit, the amount of loss before income taxes was $762,000, an increase from the loss before taxes of $594,000 in 2003. After including taxes from international operations the loss was $704,000, an increase of $96,000 over 2003. This compares to a 2002 loss of $3,519,000.

Liquidity and Capital Resources

Cash and Cash Equivalents

At December 31, 2004, our cash and cash equivalents were $3,609,000 as compared to $4,254,000 and $231,000 at December 31, 2003 and 2002, respectively. We had no bank borrowings against our $5,000,000 domestic line of credit at each of December 31, 2004 and 2003, respectively.

Operating Activities

Net cash provided by operating activities primarily consists of net income (loss) adjusted by non-cash items, including depreciation, amortization, stock-based compensation, and the effect of changes in working capital. Cash decreased during 2004 by a net loss of $704,000 compared to net losses of $608,000 and $3,519,000 for 2003 and 2002, respectively. After adjustments for the non-cash items, stock-based compensation and depreciation and amortization, but excluding the effect of changes in working capital, net cash provided by operating activities was $431,000 in 2004 as compared to $380,000 for 2003.

There were notable changes in working capital in 2004. Cash decreased by $1,448,000 to fund an increase in accounts receivable. Of this amount, $886,000 was attributable to higher DARPA payments outstanding. The balance of the increase in accounts receivable was due to increased sales in 2004 compared to 2003. We further decreased cash in 2004 by $1,673,000 utilized to fund an increase in inventories. The additional inventory is primarily additional finished goods held in order to have goods on hand to ship to customers for the coming pool season while inventories are shipping from off-shore locations.

Including adjustments for all non-cash items, including cash used for working capital, net cash used in operating activities was $2,481,000 in 2004 compared to $929,000 provided by operating activities in 2003 and $1,872,000 used in operating activities in 2002.

Cash Used in Investing Activities

There was a net utilization of cash of $724,000 in investing activities in 2004 primarily due to the acquisition of fixed assets. This compares to $717,000 spent on fixed asset acquisitions in 2003.

Cash Provided by Financing Activities

There was a net contribution to cash from financing activities of $2,523,000 in 2004 compared to net contributions of $3,447,000 and $2,213,000 in 2003 and 2002, respectively. This net contribution was primarily due to our receipt of $2,379,000 from the sale of our common stock upon the exercise of outstanding stock options and warrants.

As a result of the cash provided by operating and financing activities and the cash used in investing activities, there was a net decrease in cash in 2004 of $645,000 that resulted in an ending cash balance of $3,609,000. This compares to a net increase in cash of $4,023,000 in 2003 resulting in an ending cash balance of $4,254,000 for 2003.

We have a $5,000,000 Loan and Security Agreement (Accounts Receivable and Inventory) dated December 7, 2002, with Comerica Bank bearing interest equal to prime plus 0.25% per annum computed daily or a fixed rate term option of LIBOR plus 3%. Borrowings under this Loan and Security Agreement are collateralized by our assets and intellectual property. Specific borrowings are tied to accounts receivable and inventory balances, and we must comply with certain covenants with respect to effective net worth and financial ratios. We had no borrowings against this facility as of December 31, 2004 or as of December 31, 2003. As of December 31, 2004, we were not in compliance with the profit covenant but we received a waiver of this covenant from the bank. This Loan and Security Agreement expires in June 2005.

Through our U.K. subsidiary, we maintain a bank overdraft facility of $479,000 (in UK pounds sterling, based on the exchange rate at December 31, 2004) under an agreement with Lloyds Bank Plc. There were no borrowings against this facility as of December 31, 2004 and 2003, respectively. The facility is subject to annual renewal on January 1 and bears an interest rate of 7%.

Through our German subsidiary, we maintain a credit facility under an agreement with Sparkasse Neumarkt Bank. This credit facility is in place to finance our building of new offices in Berching, Germany to be owned and occupied by our German subsidiary. As of December 31, 2004, we had borrowings of $477,000 (in Euros, based on the exchange rate at December 31, 2004) against this credit facility, all of which comes due in 2008. In addition, our German subsidiary has a revolving line of credit for $203,000 (in Euros, based on the exchange rate at December 31, 2004) with Sparkasse Neumarkt Bank. As of December 31, 2004, there were no borrowings against this facility. The revolving facility is subject to annual renewal on January 1 and bears an interest rate of 8.75%.

In a March 2002 private placement, we sold 328,633 shares of common stock for net proceeds of $972,000 (net of fees and expenses). In addition, we issued to each purchaser a warrant to purchase a number of shares of our common stock equal to 20% of the number of shares purchased by such purchaser in the offering. The $3.00 per share offering price was based on an 8.8% discount on the 10-day average price as of March 14, 2003. The purchase price of the common stock for insiders who participated in the offering was $3.35, which was the higher of (1) the price on the closing date or (2) the 10-day average price as of March 14, 2002, plus a $.03 premium because of the issuances of the warrants. The warrants have an initial exercise price of $4.30 per share, with a life of 5 years.

On June 17, 2003, we entered into a securities purchase agreement to sell up to 1,350,233 shares of common stock and warrants to purchase 405,069 shares of common stock for an aggregate purchase price of $4,388,250 in a two-stage private placement. The first stage of the private placement, involving the sale of 923,078 shares of common stock and warrants to purchase 276,922 shares of common stock, closed on June 17, 2003 with our receiving net proceeds of $2,769,000 (net of fees and expenses). The second stage of the private placement, involving the sale of 427,155 shares of common stock and warrants to purchase 128,147 shares of common stock, closed on August 18, 2003 with our receiving net proceeds of $1,043,000 (net of fees and expenses). As required by NASDAQ Marketplace Rules, the issuance and sale of the shares and warrants in the second stage were subject to shareholder approval because the price was less than the greater of book or market value per share and amounted to 20% or more of the our common stock. The shareholders approved the issuance and sale of the shares and warrants in the second stage at a special meeting of shareholders held on August 12, 2003. For both stages, the purchase price of the common stock was $3.25 per share, which was a 12.5% discount on the 10-day average price as of June 1, 2003. The warrants have an initial exercise price of $4.50 per share and a life of 5 years. The warrants were valued at $641,000 and $297,000 for the first and second stages, respectively, based on a Black-Scholes calculation as of the June 17, 2003 and August 18, 2003 closing dates and under EITF 00-19 were included at those values in long term liabilities at the time of each closing. The balance of the net proceeds was accounted for as additional paid in capital. Under EITF 00-19, we marked-to-market the value of the warrants at the end of each accounting period until the registration statement for the shares and warrants was declared effective by the SEC on September 24, 2003. Once the registration statement for the shares and warrants was declared effective, the warrant value on the effective date was reclassified to equity as additional paid in capital. As a result of the change in value of the warrants issued in the first stage from the closing date to the end of the second quarter on June 30, 2003, we realized a benefit of $8,000 that was included in other income in the second quarter of 2003. As a result of the change in value of the first stage warrants from June 30, 2003 and the second stage warrants from the second closing date to September 30, 2003, we realized a benefit of $15,000 that was included in other income in the third quarter of 2003. We are subject to certain indemnity provisions included in the stock purchase agreement entered into as part of the financing. In 2003, we also issued warrants to purchase 81,104 shares of common stock to the firm Merriman Curhan Ford & Co. as compensation as placement agent for the private placement. These warrants have the same terms as the warrants issued in the private placement.

We believe that existing cash balances, proceeds available through our bank lines of credit along with funds that may be generated from operations, will be sufficient to finance our currently anticipated working capital requirements and capital expenditure requirements for the next twelve months. However, unforeseen adverse competitive, economic or other factors may damage our cash position, and thereby affect operations. From time to time we may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that such funding, if needed, will be available on terms acceptable to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may require that we relinquish its rights to certain of its technologies or products. Failure to generate sufficient revenues or to raise capital when needed could have an adverse impact on our business, operating results and financial condition, as well as its ability to achieve its intended business objectives.

Contractual Obligations

The following summarizes our contractual obligations as of December 31, 2004, consisting of future payments for borrowings by our German subsidiary and minimum lease payments under operating leases and the effect these obligations are expected to have on our liquidity and cash flow in future periods.

	Borrowings By German Subsidiary and other	Non- Cancelable Operating Leases

2005	$7	$1,094
2006	—	815
2007	—	39
Thereafter	477	—
	$484	$1,948

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2003 or 2004.

Recently Issued Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board, or FASB, issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” It establishes classification and measurement standards for three types of freestanding financial instruments that have characteristics of both liabilities and equity.  Instruments within the scope of SFAS No. 150 must be classified as liabilities within our Consolidated Financial Statements and be reported at settlement date value.  The provisions of SFAS No. 150 are effective for (1) instruments entered into or modified after May 31, 2003, and (2) pre-existing instruments as of July 1, 2003. In November 2003, through the issuance of FSP 150-3, the FASB indefinitely deferred the effective date of certain provisions of SFAS No. 150, including mandatorily redeemable instruments as they relate to minority interests in consolidated finite-lived entities.  The adoption of SFAS No. 150, as modified by FSP 150-3, did not have a material effect on our Consolidated Financial Statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (SFAS 123R), “Share-Based Payments.” SFAS 123R requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees. We are required to apply SFAS 123R on a modified prospective method. Under this method, we are required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In addition, we may elect to adopt SFAS 123R by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in their pro forma disclosures that had been required by SFAS 123. SFAS 123R is effective for the first reporting period beginning after June 15, 2005. We have not completed its evaluation of the effect that SFAS 123R will have, but we believe that when adopted it will increase stock-based compensation expense and reduce earnings, with no or little impact on our overall financial position.

In February 2004, the FASB issued FIN 46-R which incorporated several changes to FIN 46 which relates to the consolidating and combining of financial statements of majority owned variable interest entities. We have adopted the provisions of FIN 46. The adoption of FIN 46-R did not have a material impact on our Consolidated Financial Statements.

In December 2004, the FASB issued SFAS No.151, “Inventory Costs,” which amends part of ARB 43, “Inventory Pricing,” concerning the treatment of certain types of inventory costs. The provisions of ARB No. 43 provided that certain inventory-related costs, such as double freight, re-handling, might be “so abnormal” that they should be charged against current earnings rather than be included in the cost of inventory and, that is capitalized to future periods. As amended by SFAS No. 151, the “so-abnormal” criterion has been eliminated. Thus, all such (abnormal) costs are required to be treated as current-period charges under all circumstances. In addition, fixed production overhead should be allocated based on the normal capacity of the production facilities, with unallocated overhead charged to expense when incurred. SFAS 151 is required to be adopted for fiscal years beginning after June 15, 2005. We are assessing the impact of adopting SFAS No.151, but do not believe its adoption will have a material impact on our overall financial position.

Factors that May Affect Results

Our operating results are subject to fluctuations caused by many factors that could result in decreased revenues and a drop in the price of our common stock.

Our quarterly operating results can vary significantly depending upon a number of factors. It is difficult to predict the lighting market's acceptance of and demand for our products on a quarterly basis, and the level and timing of orders received can fluctuate substantially. Our sales volumes fluctuate, as does the relative volume of sales of our various products with significantly different product margins. Historically we have shipped a substantial portion of our quarterly sales in the last month of each of the second and fourth quarters of the year. Our product development and marketing expenditures may vary significantly from quarter to quarter and are made well in advance of potential resulting revenue. If we are not able to meet certain milestones in our DARPA contracts, research and development funding may be lost or delayed resulting in higher expenses. Significant portions of our expenses are relatively fixed in advance based upon our forecasts of future sales. If sales fall below our expectations in any given quarter, we will not be able to make any significant adjustment in our operating expenses, and our operating results will be adversely affected.

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

We are subject to global economic or political conditions which may disrupt the general economy, reducing demand for our products.

On-going terrorist threats and actual terrorist attacks have increased the uncertainty in both the United States and European economy, which are primary markets for our products, and may negatively impact general economic conditions in those markets. Economic conditions may also be negatively affected by social unrest, health epidemics or natural disasters. Because the markets for our products tend to be highly dependent upon general economic conditions a decline in general economic conditions could likely harm our operating results.

If we are not able to timely and successfully develop, manufacture, market and sell our new products, our operating results will decline.

We expect to introduce additional new products in each year in the Pool and Spa Lighting and/or Commercial Lighting markets. Delivery of these products may cause us to incur additional unexpected research and development expenses. We could have difficulties manufacturing these new products as a result of our inexperience with them or the costs could be higher than expected. Any delays in the introduction of these new products could result in lost sales, loss of customer confidence and loss of market share. Also, it is difficult to predict whether the market will accept these new products. If any of these new products fails to meet expectations, our operating results will be adversely affected.

We operate in markets that are intensely and increasingly competitive.

Competition is increasing in a number of our markets. A number of companies offer directly competitive products, including compact metal halide products for downlighting and color halogen lighting for swimming pools. We are also experiencing competition from light emitting diode, or LED, products in water lighting and in neon and other lighted signs. Our competitors include some very large and well-established companies such as Philips, Schott, 3M, Bridgestone, Pentair, Mitsubishi and Osram/Siemens. All of these companies have substantially greater financial, technical and marketing resources than we do. We may not be able to adequately respond to fluctuations in competitive pricing. We anticipate that any future growth in fiber optic lighting will be accompanied by continuing increases in competition, which could adversely affect our operating results if we cannot compete effectively.

We rely on intellectual property and other proprietary information that may not be protected and that may be expensive to protect.

We currently hold 41 patents. There can be no assurance, however, that our issued patents are valid or that any patents applied for will be issued. We have a policy of seeking to protect our intellectual property through, among other things, the prosecution of patents with respect to certain of our technologies. There are many issued patents and pending patent applications in the field of fiber optic technology, and certain of our competitors hold and have applied for patents related to fiber optic lighting. Although, to date, we have not been involved in litigation challenging our intellectual property rights or asserting intellectual property rights of others, we have in the past, and again recently, received communications from third parties asserting rights in our patents or that our technology infringes intellectual property rights held by such third parties. Based on information currently available to us, we do not believe that any such claims involving our technology or patents are meritorious. However, we may be required to engage in litigation to protect our patent rights or to defend against the claims of others. In the event of litigation to determine the validity of any third party claims or claims by us against such third party, such litigation, whether or not determined in our favor, could result in significant expense and divert the efforts of our technical and management personnel, regardless of the outcome of such litigation.

We rely on distributors for a significant portion of our sales and terms and conditions of sales are subject to change with very little notice.

Most of our products are sold through distributors, and we do not have long-term contracts with our distributors. Some of these distributors are quite large, particularly in the pool products market. If these distributors significantly change their terms with us or change their historical pattern of ordering products from us, there could be a significant impact on our net sales and operating results.

The loss of a key sales representative could have a negative impact on our net sales and operating results.

We rely on key sales representatives and outside sales agents for a significant portion of our sales. These sales representatives and outside sales agents have unique relationships with our customers and would be difficult to replace. The loss of a key sales representative or outside sales agent could interfere with our ability to maintain customer relationships and result in declines in our net sales and operating results.

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

ADLT supplies us with certain lamps, power supplies, reflectors and coatings. We have identified alternative suppliers for these components, but there could be an interruption of supply and increased costs if a transition to a new supplier were required. We could lose current or prospective customers as a result of supply interruptions. Increased costs would negatively impact our gross profit margin and results of operations. We also lease our facility in Solon, Ohio from ADLT. In the event the ADLT lease is not renewed in a timely manner, we may experience some disruption of our large core fiber production while new facilities are found and prepared to support fiber manufacturing.

We are becoming increasingly dependent on foreign sources of supply for many of our components and in some cases complete assemblies, which due to distance or political events may result in a lack of timely deliveries.

In order to control costs, we are continually seeking off-shore supply of components and assemblies. This results in longer lead times for deliveries which can mean less responsiveness to sudden changes in market demand for the products involved. Some of the countries where components are sourced may be less stable politically than the United States or may be subject to natural disasters or diseases, and this could lead to an interruption of the delivery of key components. Delays in the delivery of key components could result in delays in product shipments, additional expenses associated with locating alternative component sources or redesigning products, impaired margins, reduced production volumes, strained customer relations and loss of customers, any of which could harm our results of operations.

We are subject to manufacturing risks, including fluctuations in the costs of purchased components and raw materials due to market demand, shortages and other factors.

We depend on various components and raw materials for use in the manufacturing of our products. We may not be able to successfully manage price fluctuations due to market demand or shortages. In addition to risks associated with sole and foreign suppliers, significant increases in the costs of or sustained interruptions in our receipt of adequate amounts of necessary components and raw materials could harm our margins, result in manufacturing halts, harm our reputation and relationship with our customers and negatively impact our results of operations.

Our future success is highly dependent on the successful adoption of Efficient Fiber Optics, or EFO, products by the lighting market.

EFO is a new type of lighting that may not achieve acceptance by lighting designers or other customers of lighting products. EFO products include components that are difficult to manufacture and/or procure in large quantities in the short term. These components include lamps and optical and electronic components. While we plan to increase our manufacturing capabilities to meet an increase in demand, if the increase is greater than expected or larger quantities are needed in a shorter time frame than anticipated, we may not be able to meet customers’ requirements and our ability to market the product may be adversely affected.

We use plants in Mexico and India to manufacture and assemble many of our products. The supply of these finished goods may be impacted by local political or social conditions as well as the financial strength of the companies with which we do business.

As we attempt to reduce manufacturing expenses, we are becoming increasingly dependent upon offshore companies for the manufacturing and final assembly of many of our products. To do so, we must advance certain raw materials, inventory and production costs to these off-shore manufacturers. The supply of finished goods from these companies, and the raw materials, inventory and funds which we advance to them may be at risk depending upon the varying degrees of stability of the local political, economic and social environments in which they operate, and the financial strength of the manufacturing companies themselves.

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

In order to arrange for the manufacture of sufficient quantities of products and avoid excess inventory we need to accurately predict market demand for each of our products. Significant unanticipated fluctuations in demand could cause problems in our operations. We may not be able to accurately predict market demand in order to properly allocate our manufacturing and distribution resources among our products. As a result we may experience declines in sales and lose, or fail to gain, market share. Conversely, if we overbuild inventories we run a risk of having inventory write-offs due to obsolescence.

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

While we have historically been able to fund cash needs from operations, from bank lines of credit or from capital markets, due to competitive, economic or other factors there can be no assurance that we will continue to be able to do so. If our capital resources are insufficient to satisfy our liquidity requirements and overall business objectives we may seek to sell additional equity securities or obtain debt financing. Adverse business conditions due to a weak economic environment or a weak market for our products have led to and may lead to continued negative cash flow from operations, which may require us to raise additional financing, including equity financing. Any equity financing may be dilutive to shareholders, and debt financing, if available, will increase expenses and may involve restrictive covenants. We may be required to raise additional capital, at times and in amounts, which are uncertain, especially under the current capital market conditions. Under these circumstances, if we are unable to acquire additional capital or are required to raise it on terms that are less satisfactory than desired, it may have a material adverse effect on our financial condition, which could require us to curtail our operations significantly, sell significant assets, seek arrangements with strategic partners or other parties that may require us to relinquish significant rights to products, technologies or markets, or explore other strategic alternatives including a merger or sale of our company.

Compliance with changing regulation of corporate governance and public disclosure may result in additional costs.

Changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and new rules and regulations of the Securities and Exchange Commission and the Nasdaq National Market are creating new duties and requirements for us and our executives, directors, attorneys and independent accountants. In order to comply with these new rules, we expect to continue to incur additional costs for personnel and use additional outside legal, accounting and advisory services, which we expect will increase our operating expenses. Management time associated with these compliance efforts necessarily reduces time available for other operating activities, which could adversely affect operating results. While we expect these costs to increase our operating expenses significantly, we cannot predict or estimate the amount of future additional costs we may incur or the timing of such costs.

We are exposed to risks from recent legislation requiring companies to evaluate their internal controls.

Section 404 of the Sarbanes-Oxley Act of 2004 requires our management to report on, and our independent auditors to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. This legislation is relatively new and neither companies nor accounting firms have significant experience in complying with its requirements. As a result, we expect to incur increased expense and to devote additional management resources to Section 404 compliance. In the event that our chief executive officer, chief financial officer or independent registered public accounting firm determine that our internal controls over financial reporting are not effective as defined under Section 404, investor perceptions of our company may be adversely affected and could cause a decline in the market price of our stock.

Changes to financial accounting standards may affect our results of operations and cause us to change our business practices.

We prepare our financial statements to conform with generally accepted accounting principles, or GAAP, in the United States. These accounting principles are subject to interpretation by the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, accounting policies affecting many aspects of our business, including rules relating to employee stock option grants, have recently been revised or are under review. The Financial Accounting Standards Board and other agencies have finalized changes to U.S. generally accepted accounting principles that will require us, starting in our third quarter of 2005, to record a charge to earnings for employee stock option grants and other equity incentives. We may have significant and ongoing accounting charges resulting from option grant and other equity incentive expensing that could reduce our overall net income. In addition, since we historically have used equity-related compensation as a component of our total employee compensation program, the accounting change could make the use of equity-related compensation less attractive to us and therefore make it more difficult to attract and retain employees.

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

Item 7A. Qualitative and Quantitative Disclosures About Market Risk

At December 31, 2004, we had $389,000 in cash held in foreign currencies based on the exchange rates at December 31, 2004. It is our practice to maintain cash balances in local currencies subject to periodic conversions prior to transfer to repay inter-company debts.

Through our German subsidiary, we maintain a credit facility under an agreement with Sparkasse Neumarkt Bank. At December 31, 2004, we had total borrowings of $477,000 against this facility which comes due in 2008 and is secured by real property owned by our German subsidiary. At December 31, 2003, we had $475,000 (in Euros) borrowed against this facility. In addition, our German subsidiary has a revolving line of credit for $203,000 (in Euros, based on the exchange rate at December 31, 2004) with Sparkasse Neumarkt Bank. There were no borrowings against this facility at December 31, 2004 and 2003, respectively. If funds from the credit facility are used to repay inter-company debts there is an exchange rate conversion risk.

Item 8. Consolidated Financial Statements and Supplementary Data.

Our consolidated financial statements and related notes required by this item are listed and set forth in this report at Item 15 beginning at page F-1. The accompanying notes are an integral part of our consolidated financial statements.

Supplementary Financial Information

The following table sets forth our selected unaudited financial information for the eight quarters in the period ended December 31, 2004. This information has been prepared on the same basis as the audited financial statements and, in the opinion of management, contains all adjustments necessary for a fair presentation thereof.

QUARTERLY FINANCIAL DATA
(IN THOUSANDS, EXCEPT PER SHARE DATA)

2004 QUARTERS ENDED	DEC. 31	SEP. 30	JUN. 30	MAR. 31

Net sales	$7,840	$7,333	$8,550	$6,008
Gross profit	3,098	2,745	3,567	2,101
As a percent of net sales	39.5%	37.4%	41.7%	35.0%
Net income (loss)	(341)	(60)	461	(764)
As a percent of net sales	(4.3)%	(0.8)%	5.4%	(12.7)%
Net income (loss) per share:
Basic	$(0.05)	$(0.01)	$0.06	$(0.11)
Diluted	$(0.05)	$(0.01)	$0.06	$(0.11)

2003 QUARTERS ENDED	DEC. 31	SEP. 30	JUN. 30	MAR. 31

Net sales	$7,418	$6,367	$7,574	$5,879
Gross profit	3,060	2,360	2,875	2,046
As a percent of net sales	41.3%	37.1%	38.0%	34.8%
Net income (loss)	110	(181)	85	(622)
As a percent of net sales	1.5%	(2.8)%	1.1%	(10.6)%
Net income (loss) per share:
Basic	$0.02	$(0.03)	$0.02	$(0.12)
Diluted	$0.02	$(0.03)	$0.02	$(0.12)

In accordance with SFAS 142 we ceased amortizing goodwill as of December 31, 2001. Refer to Note 5 of the Notes to Consolidated Financial Statements.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

As disclosed in our current report on Form 8-K filed October 2, 2003, by decision of our audit committee we changed independent accountants effective September 29, 2003.

Item 9A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet, and management believes that they meet, reasonable assurance standards, subject to the deficiencies and weaknesses identified and discussed below. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, and because of the material weakness in our internal controls discussed in this Item 9A(b) below, our disclosure controls and procedures were not fully effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

(b)  Changes in internal controls. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation described in Item 9A(a) above that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, after completion of our fourth fiscal quarter and in connection with the audit of our consolidated financial statements for the year ended December 31, 2004, Grant Thornton LLP, our independent registered public accounting firm, identified and reported to management and the Audit Committee of our Board of Directors two items it considered in its judgment to be significant deficiencies in internal controls which aggregate to a material weakness under standards established by the Public Company Accounting Oversight Board, or PCAOB.

A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.  A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States such that there is more than a remote likelihood that a misstatement of the entity’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.  A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Grant Thornton has informed us that they believe that the following two significant deficiencies constitute a material weakness in our internal controls under available standards established by the standards of the PCAOB:

1)
We have inadequate segregation of duties in our financial reporting process and in our information technology governance controls This means there is limited opportunity for the exercise of review and monitoring controls over key reporting and disclosure preparation procedures.

2)	We also recorded a number of adjustments to our financial statements during the course of the audit, at least one of which was individually material.

These findings and adjustments constitute significant deficiencies that aggregate to form a material weakness in our internal controls.

We have taken and are taking steps to add personnel to augment our financial reporting processes and to cross-train our existing personnel in order to increase the segregation of duties. We expect that by adding personnel we will be better able to record adjustments to our financials on a more timely basis. We also intend to take measures to acquire additional internal and outside technical accounting expertise.

We intend to continue to evaluate these significant deficiencies and to take appropriate action to correct the internal control deficiencies identified. We further intend to develop and enhance our internal control policies, procedures, systems and staff to better allow us to mitigate the risk that material accounting errors might go undetected and be included in our consolidated financial statements. We are continuing to review our internal controls as part of our preparation for the complete phase-in of compliance standards under Section 404 of the Sarbanes-Oxley Act of 2002. Any further deficiencies identified by this review will be reported to the Audit Committee.

The certifications of our principal executive officer and principal financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 are attached as exhibits to this Annual Report on Form 10-K. The disclosures set forth in this Item 9A contain information concerning (i) the evaluation of our disclosure controls and procedures, and changes in internal control over financial reporting, referred to in paragraph 4 of the certifications, and (ii) material weaknesses in the design or operation of our internal control over financial reporting, referred to in paragraph 5 of the certifications.

Those certifications should be read in conjunction with this Item 9A for a more complete understanding of the matters covered by the certifications.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this Item regarding directors and nominees is incorporated herein by reference to the information under the caption "PROPOSAL NO. 1: ELECTION OF DIRECTORS" in our definitive Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2005 Annual Meeting of Shareholders to be held on June 22, 2005 (the "Proxy Statement"). Information on our executive officers may be found in Part I of this report under the option "Executive Officers of the Registrant".

Item 405 of Regulation S-K calls for disclosure of any known late filings or failure by an insider to file a report required by Section 16 of the Securities Exchange Act of 1934, as amended. This disclosure is contained in the section entitled "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in the Proxy Statement and is incorporated herein by reference.

We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The members of the Audit Committee are Michael Kasper (Chairperson), John B. Stuppin and Philip Wolfson. All of such members meet the independence standards established by The NASDAQ Stock Market for serving on an audit committee. SEC regulations require that we disclose whether a director qualifying as an “audit committee financial expert” serves on our Audit Committee. Our Board of Directors has determined that Mr. Stuppin qualifies as an “audit committee financial expert” within the meaning of such regulations.

Our Board of Directors adopted a Code of Ethics and Business Conduct for all of our directors, officers and employees on February 25, 2004. To request a copy of the Code of Ethics and Business Conduct, please send a written request to our Secretary at Fiberstars Inc., 44259 Nobel Drive, Fremont, California 94538. It is also available from our corporate website at http://www.fiberstars.com.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information regarding security ownership of certain beneficial owners and management required by Item 12 is incorporated herein by reference from the information in the Proxy Statement under the caption "SECURITY OWNERSHIP OF PRINCIPAL SHAREHOLDERS AND MANAGEMENT."

Equity Compensation Plan Information

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2004:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	1,229,000(1)	$5.21	325,000(2)(3)
Equity compensation plans not approved by security holders	95,000(4)	$5.01	—
Total	1,324,000	$5.21	325,000
___________
(1)
Includes warrants for 75,000 shares held by employees transferred to them by ADLT from those warrants issued to ADLT by us as part of our acquisition of Unison Fiber Optic Lighting Systems, LLC in 2000. The acquisition was approved by our shareholders.

(2)	Includes the number of shares reserved for issuance under our 2004 Stock Incentive Plan.

(3)
Includes 14,000 shares available for sale pursuant to our 1994 Employee Stock Purchase Plan. Shares of common stock will be purchased at a price equal to 85% of the fair market value per share of common stock on either the first day preceding the offering period or the last date of the offering period, whichever is less.

(4)
Includes warrants for 77,000 shares issued to the investment banking firm Merriman Curhan & Ford for work performed in connection with our issuance of common stock and warrants in a private placement in 2003; includes warrants for 18,000 shares held by employees or directors.

The material features of warrants that were not approved by stockholders are as follows:

Warrants issued to Merriman. On June 17 and August 15, 2003, we issued warrants to purchase 55,385 and 25,719 shares of common stock, respectively, at an exercise price of $4.50 per share to Merriman Curhan & Ford. The warrants were issued to them in connection with an issuance of common stock and warrants in a private placement in 2003. Warrants for 4,500 of these shares have been exercised.

Warrants issued to Employees and Directors. Warrants for 8,060 shares were issued to one of our directors on March 29, 2002 at an exercise price of $4.30 in connection with a private placement in 2002. The warrants expire March 29, 2007. Warrants for 10,331 shares were issued to an employee on April 30, 2000 at an exercise price of $5.563 in connection with the acquisition of Lightly Expressed, Ltd in 2000. The warrants expire April 30, 2005.

Item 13. Certain Relationships and Related Transactions

The information regarding certain relationships and related transactions required by Item 13 is incorporated herein by reference to the information in the Proxy Statement under the caption "CERTAIN TRANSACTIONS."

Item 14. Principal Accountant Fees and Services

The information regarding principal accountant fees and services and the pre-approval policies and procedures required by Item 14 is incorporated by reference from the information contained in the Proxy Statement under the caption “RATIFICATION OF APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS - Principal Accountant Fees and Services” and “RATIFICATION OF APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS - Pre-Approval Policies and Procedures.”

PART IV

Item 15. Exhibits and Financial Statement Schedule

(a)	(1) Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Fiberstars, Inc.
Fremont, California

We have audited the accompanying consolidated balance sheets of Fiberstars, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fiberstars, Inc. as of December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Grant Thornton LLP

San Francisco, California
March 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Fiberstars, Inc.
Fremont, California

In our opinion, the accompanying consolidated statements of operations, of comprehensive income (loss), of cash flows and of changes in shareholders' equity for the year ended December 31, 2002 present fairly, in all material respects, the results of  operations and cash flows of Fiberstars, Inc. and its subsidiaries for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP

San Jose, California
February 14, 2003

FIBERSTARS, INC.
CONSOLIDATED BALANCE SHEETS,
December 31,
(amounts in thousands except share amounts)

2004	2003

ASSETS

Current assets:
Cash and cash equivalents	$3,609	$4,254
Accounts receivable, net of allowances for doubtful accounts of $239 in 2004 and $357 in 2003	7,224	5,610
Notes and other receivables	152	143
Inventories, net	8,433	6,618
Prepaids and other current assets	455	246

Total current assets	19,873	16,871
Fixed assets, net	2,604	2,634
Goodwill	4,279	4,190
Intangibles, net	150	306
Other assets	112	118
Total assets	$27,018	$24,119

LIABILITIES

Current liabilities:
Accounts payable	$2,920	$2,205
Accruals and other current liabilities	2,374	2,413
Short-term bank borrowings	38	30
Total current liabilities	5,332	4,648
Long-term bank borrowings and liabilities	484	521
Total liabilities	5,816	5,169
Commitments and contingencies (Note 8).

SHAREHOLDERS' EQUITY

Preferred stock, par value $0.0001 per share:
Authorized: 2,000,000 shares in 2004 and 2003
Issued and outstanding: no shares in 2004 and 2003
Common stock, par value $0.0001 per share:
Authorized: 30,000,000 shares in 2004 and 2003
Issued and outstanding: 7,351,142 shares in 2004 and 6,316,694 shares in 2003	1	1
Additional paid-in capital	27,520	24,531
Unearned stock-based compensation	(490)	--
Notes receivable from shareholder	--	(224)
Accumulated other comprehensive income	661	428
Accumulated deficit	(6,490)	(5,786)

Total shareholders' equity	21,202	18,950

Total liabilities and shareholders' equity	$27,018	$24,119

The accompanying notes are an integral part of these financial statements.

FIBERSTARS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31,
(amounts in thousands except per share amounts)

	2004	2003	2002

Net sales	$29,731	$27,238	$30,960
Cost of sales	18,220	16,897	19,486
Gross profit	11,511	10,341	11,474

Operating expenses:
Research and development	1,188	1,279	2,290
Sales and marketing	8,595	7,188	7,907
General and administrative	2,459	2,435	2,709
Total operating expenses	12,242	10,902	12,906
Loss from operations	(731)	(561)	(1,432)
Other income (expense):
Equity in joint venture's income	6	6	16
Other income (expense)	(20)	80	41
Interest expense	(17)	(119)	(66)
Net loss before income taxes	(762)	(594)	(1,441)
Benefit from (provision for) income taxes	58	(14)	(2,078)
Net loss	$(704)	$(608)	$(3,519)

Net loss per share—basic and diluted	$(0.10)	$(0.10)	$(0.70)

Shares used in per share calculation—basic and diluted	7,269	5,993	5,028

The accompanying notes are an integral part of these financial statements.

FIBERSTARS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the years ended December 31,
(amounts in thousands)

	2004	2003	2002

Net loss	$(704)	$(608)	$(3,519)
Other comprehensive income:
Foreign currency translation adjustments	370	870	444
Income tax benefit (provision)	(137)	(323)	(164)
Comprehensive loss	$(471)	$(61)	$(3,239)

The accompanying notes are an integral part of these financial statements.

FIBERSTARS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
For the years ended December 31, 2004, 2003 and 2002
(amounts in thousands)

				Unearned	Notes	Accumulated	Retained
			Additional	Stock-	Receivable	Other	Earnings
	Common Stock		Paid-In	Based	From	Comprehensive	(Accumulated
	Shares	Amount	Capital	Compensation	Shareholder	Income	Deficit)	Total
Balances, December 31, 2001	4,328	$1	$18,563	$--	$(75)	$(399)	$(1,659)	$16,431
Issuance of common stock—private placement	329		972					972
Non-employee stock-based compensation			48					48
Issuance of common stock under employee stock purchase plan	10		28					28
Foreign currency translation adjustment						280		280
Net loss							(3,519)	(3,519)
Balances, December 31, 2002	4,667	1	19,611		(75)	(119)	(5,178)	14,240

Issuance of common stock—private placement	1,350		3,730					3,730
Non-employee stock-based compensation			27					27
Issuance of common stock under employee stock purchase plan	8		23					23
Exercise of common stock options	292		1,140		(224)			916
Note receivable from shareholder					75			75
Foreign currency translation adjustment						547		547
Net loss							(608)	(608)
Balances, December 31, 2003	6,317	1	24,531		(224)	428	(5,786)	18,950
Exercise of common stock warrants	553		121					121
Issuance of common stock under employee stock purchase plan	4		31					31
Exercise of common stock options	477		2,201					2,201
Non-employee stock-based compensation			123					123
Unearned stock-based compensation			513	(513)				--
Amortization of unearned stock-based compensation				23				23
Note receivable collected from shareholder					224			224
Foreign currency translation adjustment						233		233
Net loss							(704)	(704)
Balances, December 31, 2004	7,351	$1	$27,520	$(490)	$--	$661	$(6,490)	$21,202

The accompanying notes are an integral part of these financial statements.

FIBERSTARS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2004, 2003 and 2002
(amounts in thousands)

	2004	2003	2002

Cash flows from operating activities:
Net loss	$(704)	$(608)	$(3,519)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	989	961	1,086
Provision for doubtful accounts receivable	(84)	(22)	78
Stock-based compensation	146	27	48
Deferred income taxes	---	---	2,035
Equity in joint venture	(6)	(6)	(16)
Changes in assets and liabilities:
Accounts receivable, trade	(1,448)	(238)	(314)
Inventories	(1,673)	398	(1,239)
Prepaid and other current assets	(208)	219	334
Other assets	76	58	150
Accounts payable	694	168	(344)
Accruals and other current liabilities	(251)	(28)	(171)
Total adjustments	(1,765)	1,537	1,647
Net cash provided by (used in) operating activities	(2,469)	929	(1,872)

Cash flows from investing activities:

Acquisition of fixed assets	(724)	(717)	(793)
Net cash used in investing activities	(724)	(717)	(793)

Cash flows from financing activities:
Proceeds from issuances of common stock	2,354	4,920	1,000
Repayment of loan made to shareholder	224	75	--
Loan made to shareholder	--	(224)	--
Proceeds from (repayments of) long-term liabilities	(67)	(26)	30
Net proceeds from short-term bank borrowings	--	(607)	492
Bank overdraft	--	(691)	691
Net cash provided by financing activities	2,511	3,447	2,213
Effect of exchange rate changes on cash	37	364	99
Net increase (decrease) in cash and cash equivalents	(645)	4,023	(353)
Cash and cash equivalents, beginning of year	4,254	231	584
Cash and cash equivalents, end of year	$3,609	$4,254	$231

Supplemental information:
Interest paid	$17	$119	$42
Fully depreciated assets disposed of	$--	$--	$1,544
Income taxes paid (received)	$--	$--	$(636)

The accompanying notes are an integral part of these financial statements

FIBERSTARS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

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

2. Summary of Significant Accounting Policies:

Basis of Presentation:

The consolidated financial statements include the accounts of Fiberstars, Inc. and its subsidiaries. All significant inter-company balances and transactions have been eliminated.

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

Cash Equivalents:

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  At December 31, 2004, the Company held $370,000 at its U.K. subsidiary and $19,000 at its German subsidiary.

Investments in Joint Ventures:

The Company records its investments in joint ventures under the equity method of accounting. These were immaterial in 2004 and 2003.

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

Revenue Recognition:

The Company recognizes revenue upon: (1) receipt of a purchase order from the customer or completion of a sales agreement with the customer; (2) shipment of the product has occurred or services have been provided; and (3) the sales price is fixed or determinable and collectibility is reasonably assured. Revenue from product sales is generally recognized upon shipment, and allowances are provided for estimated returns, discounts, incentives and warranties. Such allowances are adjusted periodically to reflect actual and anticipated returns, discounts, incentives and warranty expenses. Revenue on sales that includes services such as design, integration and installation is generally recognized using the percentage-of-completion method.

FIBERSTARS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

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

Inventories:

The Company states inventories at the lower of standard cost (which approximates actual cost determined using the first-in-first-out method) or market. The Company establishes provisions for excess and obsolete inventories after evaluation of historical sales, current economic trends, forecasted sales, product lifecycles and current inventory levels. Charges to cost of sales for excess and obsolete inventories amounted to $116,000, $128,000 and $201,000 in 2004, 2003 and 2002, respectively.

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

Income Taxes:

As part of the process of preparing its consolidated financial statements, the Company is required to estimate its income tax liability in each of the jurisdictions in which it does business. This process involves estimating the Company’s actual current tax expense together with assessing temporary differences resulting form differing treatment of items, such as deferred revenues, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheet. The Company must then assess the likelihood that these deferred tax assets will be recovered from future taxable income and, to the extent the Company believes that recovery is not more likely than not, or is unknown, the Company must establish a valuation allowance.

Significant management judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against such deferred tax assets. At December 31, 2004, the Company’s deferred tax assets primarily consist of certain net operating losses carried forward. The Company has recorded a full valuation allowance of $3,349,000 against these deferred tax assets, due to uncertainties related to its ability to utilize those deferred tax assets. The valuation allowance is based on estimates of taxable income by jurisdiction and the periods over which its deferred tax assets could be recoverable.

FIBERSTARS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

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

Certain Risks and Concentrations:

The Company invests its excess cash in deposits and high-grade short-term securities with a major bank. The Company maintains cash balances at a financial institution that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. At times the cash balances could exceed the amounts insured by the FDIC. The Company has not experienced any losses in such accounts and believes it is not exposed to significant risk of loss.

The Company sells its products primarily to commercial lighting distributors and residential pool distributors and pool installation contractors in North America, Europe and the Far East. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Although the Company maintains allowances for potential credit losses that it believes to be adequate, a payment default on a significant sale could materially and adversely affect its operating results and financial condition. At December 31, 2004, one customer accounted for 10% of accounts receivable and at December 31, 2003, the same customer accounted for 14% of accounts receivable. The customer also accounted for 10%, 11% and 9% of net sales in 2004, 2003 and 2002, respectively.

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

Research and Development:

Research and development costs are charged to operations as incurred. In 2000 the Company received a federal grant from the National Institute of Standards and Technology ("NIST") for $2,000,000 over three years for research and development of solid core fiber for lighting purposes. This award provided the Company with $566,000 and $874,000 in research and development credits for the fiscal year ended December 31, 2003 and 2002 respectively.

In February 2003, Defense Advanced Research Projects Agency, or DARPA, awarded the Company and its partners a research and development contract for the development of next generation light sources, optics, luminaire and integrated illuminated technologies for its High Efficiency Distributed Lighting (HEDLight) project. The DARPA contract calls for gross payments of $7,824,000 to the Company over three years based on achievement of various research and development milestones. Under the terms of the contract the Company received $2,482,000 and $1,463,000 in research and development credits for the fiscal years ended December 31, 2004 and 2003 respectively, net of subcontractor fees. The milestones are for work performed in developing fiber optic illuminators and fixtures for installation on ships and aircraft. Funds are subject to annual congressional budget approval. A further gross funding amount of $2,497,000 ($1,952,000, net of subcontractor amounts) has been approved for the fiscal year 2005, subject to achieving contract milestones.

On April 10, 2003 the Company announced that it and APL Engineered Materials, a subsidiary of Advanced Lighting Technologies Inc. (ADLT), were awarded a further $2.7 million research and development contract from the DARPA to develop a new arc discharge light source. The Company anticipates receiving $300,000 of this amount for its portion of this research. APL Engineered Materials will lead the light source project.

FIBERSTARS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

Earnings Per Share:

Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share are computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental shares upon exercise of stock options.

A reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share is provided as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2004	2003	2002

Numerator—Basic and Diluted loss per share
Net loss	$(704)	$(608)	$(3,519)
Denominator—Basic and Diluted loss per share
Weighted average shares outstanding	7,269	5,993	5,028

Basic and diluted loss per share	$(0.10)	$(0.10)	$(0.70)

The shares outstanding used for calculating basic and diluted earnings (loss) per share includes 114,375 shares of common stock issuable for no cash consideration upon exercise of certain exchange provisions of warrants held by ADLT and two of its former employees (see Note 9).

Options and warrants to purchase 2,167,903 shares, 1,989,017 shares and 1,598,076 shares of common stock were outstanding at December 31, 2004, 2003 and 2002, respectively, but were not included in the calculations of diluted earnings (loss) per share because the Company had a loss for these years.

FIBERSTARS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

Stock-Based Compensation:

As of December 31, 2004, the Company has four stock-based employee compensation plans, which are described more fully in Note 9. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. $12,000 of stock-based employee compensation cost is reflected in net income. The following table illustrates the effect on net income and earnings (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

(in thousands, except per share amounts):

	Years Ended December 31,
	2004	2003	2002

Net Loss—as reported	$(704)	$(608)	$(3,519)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	12	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(420)	(527)	(699)

Net Loss—Pro forma	$(1,112)	$(1,135)	$(4,218)

Basic and Diluted Loss Per Share—As reported	$(0.10)	$(0.10)	$(0.70)

Basic and Diluted Loss Per Share—Pro forma	$(0.15)	$(0.19)	$(0.84)

The fair value of each option grant and stock purchase plan grant combined is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2004, 2003 and 2002:

	2004	2003	2002

Fair value of options issued	$3.77	$1.65	$2.53
Exercise price	$7.50	$5.04	4.46
Expected life of option	4.88 years	3.93 years	3.90 years
Risk-free interest rate	3.00%	3.87%	4.19%
Expected volatility	48%	48%	72%

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

FIBERSTARS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

                Advertising Expenses:

The Company expenses the costs of advertising as incurred. Advertising expenses were $206,000, $119,000 and $203,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Product warranties:

The Company warrants finished goods against defects in material and workmanship under normal use and service for periods of one to three years for illuminators and fiber. A liability for the estimated future costs under product warranties is maintained based on estimated future warranty expense for products outstanding under warranty:

	Year ended December 31,
	2004	2003

Balance at the beginning of the year	$330,000	$260,000
Accruals for warranties issued during the year	912,000	637,000
Settlements made during the year (in cash or in kind)	(812,000)	(567,000)
Balance at the end of the year	$430,000	330,000

Recent Pronouncements:

In May 2003, the Financial Accounting Standards Board, or FASB, issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” It establishes classification and measurement standards for three types of freestanding financial instruments that have characteristics of both liabilities and equity.  Instruments within the scope of SFAS No. 150 must be classified as liabilities within our Consolidated Financial Statements and be reported at settlement date value.  The provisions of SFAS No. 150 are effective for (1) instruments entered into or modified after May 31, 2003, and (2) pre-existing instruments as of July 1, 2003. In November 2003, through the issuance of FSP 150-3, the FASB indefinitely deferred the effective date of certain provisions of SFAS No. 150, including mandatorily redeemable instruments as they relate to minority interests in consolidated finite-lived entities.  The adoption of SFAS No. 150, as modified by FSP 150-3, did not have a material effect on the Company’s Consolidated Financial Statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (SFAS 123R), “Share-Based Payments.” SFAS 123R requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees. We are required to apply SFAS 123R on a modified prospective method. Under this method, we are required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In addition, we may elect to adopt SFAS 123R by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in their pro forma disclosures that had been required by SFAS 123. SFAS 123R is effective for the first reporting period beginning after June 15, 2005. We have not completed its evaluation of the effect that SFAS 123R will have, but we believe that when adopted it will increase stock-based compensation expense and reduce earnings, with no or little impact on the Company’s overall financial position.

FIBERSTARS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

In February 2004, the FASB issued FIN 46-R which incorporated several changes to FIN 46 which relates to the consolidating and combining of financial statements of majority owned variable interest entities. The adoption of FIN 46-R did not have a material impact on the Company’s Consolidated Financial Statements.

In December 2004, the FASB issued SFAS No.151, “Inventory Costs,” which amends part of ARB 43, “Inventory Pricing,” concerning the treatment of certain types of inventory costs. The provisions of ARB No. 43 provided that certain inventory-related costs, such as double freight, re-handling, might be “so abnormal” that they should be charged against current earnings rather than be included in the cost of inventory and, that is capitalized to future periods. As amended by SFAS No. 151, the “so abnormal” criterion has been eliminated. Thus, all such (abnormal) costs are required to be treated as current-period charges under all circumstances. In addition, fixed production overhead should be allocated based on the normal capacity of the production facilities, with unallocated overhead charged to expense when incurred. SFAS 151 is required to be adopted for fiscal years beginning after June 15, 2005. We are assessing the impact of adopting SFAS No.151, but do not believe its adoption will have a material impact on the Company’s overall financial position.

3. Inventories (in thousands):

	December 31,
	2004	2003

Raw materials	$6,441	$5,955
Inventory reserve	(513)	(714)
Finished goods	2,505	1,377
	$8,433	$6,618

4. Fixed Assets (in thousands):

	December 31,
	2004	2003

Equipment (useful life 5 years)	$4,188	$3,602
Tooling (useful life 2 - 5 years)	1,825	1,668
Furniture and fixtures (useful life 5 years)	239	213
Computer software (useful life 3 years)	269	253
Leasehold improvements (the shorter of useful life or lease life)	1,909	1,824
	8,430	7,560
Less accumulated depreciation and amortization	(5,826)	(4,926)
	$2,604	$2,634

FIBERSTARS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

5. Goodwill and Intangibles

In accordance with SFAS 142, goodwill is subject to an annual impairment test and earlier upon certain conditions. The Company performs the test in the fourth quarter of every year. The tests showed no impairment of the Company's goodwill asset.

The changes in the carrying amounts of goodwill and intangibles for the years ended December 31, 2003 and 2004 were as follows (in thousands):

		Intangibles
	Gross Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Balance as of January 1, 2003	$4,032	$770	$(308)	$462
Amortization expense	—	—	(156)	(156)
Foreign currency translation	158
Balance as of December 31, 2003	$4,190	$770	$(464)	$306
Amortization expense	—	—	(156)	(156)
Foreign currency translation	89
Balance as of December 31, 2004	$4,279	$770	$(620)	$150

Intangibles at December 31, 2004 include developed and core technology and patents with a gross carrying amount of $399,000 and $371,000, respectively, and accumulated amortization of $322,000 and $298,000, respectively. Intangibles at December 31, 2003 include developed and core technology and patents with a gross carrying amount of $399,000 and $371,000, respectively, and accumulated amortization of $241,000 and $223,000, respectively.

The estimated annual amortization expense for intangibles is $150,000 for fiscal 2005 and zero thereafter.

6. Accruals and Other Current Liabilities (in thousands):

	December 31,
	2004	2003

Sales commissions and incentives	$1,059	$846
Accrued warranty expense	430	330
Accrued legal and accounting fees	15	148
Accrued employee benefits	280	218
Accrued payables—related parties	188	417
Accrued rent	149	187
Accrued DARPA payables	154	99
Other	99	168
	$2,374	$2,413

FIBERSTARS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

7. Bank Borrowings:

We have a $5,000,000 Loan and Security Agreement (Accounts Receivable and Inventory) dated December 7, 2002, with Comerica Bank bearing interest equal to prime plus 0.25% per annum computed daily or a fixed rate term option of LIBOR plus 3%. Borrowings under this Loan and Security Agreement are collateralized by our assets and intellectual property. Specific borrowings are tied to accounts receivable and inventory balances, and we must comply with certain covenants with respect to effective net worth and financial ratios. We had no borrowings against this facility as of December 31, 2004 or as of December 31, 2003. As of December 31, 2004, we were not in compliance with the net income covenant but we received a waiver of this covenant from the bank. The Loan and Security Agreement expires June 2005.

Through our U.K. subsidiary, we maintain a bank overdraft facility of $479,000 (in UK pounds sterling, based on the exchange rate at December 31, 2004) under an agreement with Lloyds Bank Plc. There were no borrowings against this facility as of December 31, 2004 and 2003, respectively. The facility is renewed annually on January 1 and bears an interest rate of 7%.

Through our German subsidiary, we maintain a credit facility under an agreement with Sparkasse Neumarkt Bank. This credit facility is in place to finance our building of new offices in Berching, Germany to be owned and occupied by our German subsidiary. As of December 31, 2004, we had borrowings of $477,000 (in Euros, based on the exchange rate at December 31, 2004) against this credit facility, all of which comes due in 2008. In addition, our German subsidiary has a revolving line of credit for $203,000 (in Euros, based on the exchange rate at December 31, 2004) with Sparkasse Neumarkt Bank. As of December 31, 2004 or 2003, there were no borrowings against this facility. The revolving facility is renewed annually on January 1 and bears an interest rate of 8.75%.

8. Commitments and Contingencies:

The Company occupies manufacturing and office facilities under non-cancelable operating leases expiring in 2006 under which it is responsible for related maintenance, taxes and insurance. Minimum lease commitments under the leases are as follows (in thousands):

Year ending December 31,	Minimum lease commitments

2005	$1,094
2006	815
2007	39
Total minimum lease payments	$1,948

These leases included certain escalation clauses and thus rent expense was recorded on a straight-line basis. Rent expense approximated $839,000, $891,000 and $926,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

At December 31, 2004, a letter of credit in the amount of $350,000 was held by the Company on behalf of Sparkasse Neumarkt Bank. The letter of credit would be drawn against the Company's line of credit facility with Comerica Bank in the event of a default by the Company's German subsidiary, LBM, on its outstanding loan with Sparkasse Neumarkt Bank.

The Company is a third-party defendant in a lawsuit pending in the Court of Common Pleas, Cuyahoga County, Ohio filed September 21, 2004. In that matter Sherwin-Williams Company, plaintiff, brought suit against defendant and third-party plaintiff, Wagner Electric Sign Company, or Wagner, for alleged breach of warranty and breach of contract in connection with an allegedly defective sign manufactured and sold by Wagner. The complaint alleges $141,739.06 in compensatory damages. Third-party plaintiff, Wagner, has cross-claimed against the Company requesting unspecified damages alleging that the signs’ failure, if any, arises from defective fiber optic lighting components, instructions and/or services purportedly supplied to it by the Company. The Company denies these allegations in our responsive pleadings and discovery proceeds on all claims. While we cannot predict as to the ultimate outcome of the litigation, we do not currently believe its outcome will have a material impact on the Company’s financial condition.

FIBERSTARS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

9. Shareholders' Equity:

Common Stock:

The notes receivable from shareholders for common stock bear interest at a rate of 9% and are payable ten years from the date of issuance. The Company does not recognize interest on these notes receivable until it is received. The Company currently has no shareholder notes outstanding.

Warrants:

As part of the acquisition of Unison Fiber Optic Lighting Systems, LLC in 2000, the Company provided ADLT with warrants to purchase one million shares of the Company's common stock exercisable at one penny per share. These warrants may not be exercised until the price of the Company's common stock reaches certain trading levels on the Nasdaq National Market, as follows: 250,000 will be exercisable when the price of the Company's common stock reaches $6.00; 250,000 when the price of the Company's common stock reaches $8.00; 250,000 when the price of the Company's common stock reaches $10.00; and 250,000 when the price of the Company's common stock reaches $12.00. These prices must be maintained as an average over at least 30 days. Milestones were met to allow the exercise of 560,000 warrants in 2004. Of this amount 518,000 were transferred to the shareholders of ADLT and were exercised. The remaining warrants are subject to the original exercise provisions, including achieving operational milestones. The warrants expire in January 2010.

As part of the acquisition in 2000 of Lightly Expressed, Ltd, or Lightly Expressed, the Company granted the Lightly Expressed shareholders warrants to purchase 100,000 shares which may be exercised in three years if certain operating profits from sales of the products acquired are met. There were warrants for 10,331 shares of common stock exercisable as of December 31, 2004.

On June 17, 2003, the Company entered into a securities purchase agreement to sell up to 1,350,233 shares of Common Stock and warrants to purchase 405,069 shares of Common Stock for an aggregate purchase price of $4,388,250 in a two-stage private placement. The first stage of the private placement, involving the sale of 923,078 shares of Common Stock and warrants to purchase 276,922 shares of Common Stock, closed on June 17, 2003 with the Company receiving net proceeds of $2,769,000 (net of fees and expenses). The second stage of the private placement, involving the sale of 427,155 shares of Common Stock and warrants to purchase 128,147 shares of Common Stock, closed on August 18, 2003 with the Company receiving net proceeds of $1,043,000 (net of fees and expenses). As required by Nasdaq Marketplace Rules, the issuance and sale of the shares and warrants in the second stage were subject to shareholder approval because the price was less than the greater of book or market value per share and amounted to 20% or more of the Company’s Common Stock. The shareholders approved the issuance and sale of the shares and warrants in the second stage at a special meeting of shareholders held on August 12, 2003. For both stages, the purchase price of the Common Stock was $3.25 per share, which was a 12.5% discount on the 10-day average price as of June 1, 2003. The warrants have an initial exercise price of $4.50 per share and a life of 5 years. The warrants were valued at $641,000 and $297,000 for the first and second stages, respectively, based on a Black-Scholes calculation as of the June 17, 2003 and August 18, 2003 closing dates and under EITF 00-19 were included at those values in long term liabilities at the time of each closing. The balance of the net proceeds was accounted for as additional paid in capital. Under EITF 00-19, the Company marked-to-market the value of the warrants at the end of each accounting period until the registration statement for the shares and warrants was declared effective by the Securities and Exchange Commission (“SEC”) on September 24, 2003. Once the registration statement for the shares and warrants was declared effective, the warrant value on the effective date was reclassified to equity as additional paid in capital. As a result of the change in value of the warrants from the first stage from the closing date to the end of the second quarter on June 30, 2003, the Company realized a benefit of $8,000 which was included in other income in the second quarter of 2003. As a result of the change in value of the first stage warrants from June 30, 2003 and the second stage warrants from the second closing date to September 30, 2003, the Company realized a benefit of $15,000 which was included in other income in the third quarter of 2003. The Company is subject to certain indemnity provisions included in the stock purchase agreement entered into as part of the financing. In December 2003, the Company also issued warrants to purchase 81,104 shares of common stock to the firm Merriman Curhan Ford & Co. as compensation as placement agent for the private placement. These warrants have the same terms as the warrants issued in the private placement.

FIBERSTARS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

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

Warrant activity comprised:
	Shares	Warrants Outstanding Exercise Price	Warrants Exercisable	Amount
				(in thousands)
Balance, December 31, 2001	1,100,000	$2.00 - $6.00	—	$3,000
Warrants granted	65,726	$4.30	65,726	$283
Balance, December 31, 2002	1,165,726	$2.00 - $6.00	65,726	$3,283
Warrants granted	486,173	$4.50	276,922	$1,265
Warrants cancelled	(50,000)	$6.00	50,000	$(300)
Balance, December 31, 2003	1,601,899	$2.00 - $6.00	392,648	$4,248
Warrants vested	—	$0.01-$5.563	769,251	—
Warrants exercised	(553,312)	$0.01-$5.563	(553,312)	$(1,532)
Warrants cancelled	(32,585)	$5.563	(32,585)	$(181)
Balance, December 31, 2004	1,016,002	$0.01-$5.563	576,002	$2,535

1988 Stock Option Plan:

Upon adoption of the 1994 Stock Option Plan (see below), the Company's Board of Directors determined to make no further grants under the 1988 Stock Option Plan (the 1988 Plan). Upon cancellation or expiration of any options granted under the 1988 Plan, the related reserved shares of common stock became available instead for options granted under the 1994 Stock Option Plan, and, after May 19, 2004, under the Company’s 2004 Stock Incentive Plan.

1994 Directors' Stock Option Plan:

At December 31, 2004, a total of 400,000 shares of common stock had been reserved for issuance under the 1994 Directors' Stock Option Plan. The plan provides for the granting of nonstatutory stock options to non-employee directors of the Company.

FIBERSTARS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003
1994 Stock Option Plan:

At December 31, 2004, an aggregate of 1,550,000 shares of the Company's common stock had been reserved for issuance under the 1994 Stock Option Plan to employees, officers, and consultants at prices not lower than the fair market value of the common stock of the Company on the date of grant in the case of incentive stock options, and not lower than 85% of the fair market value on the date of grant in the case of non-statutory stock options. Options granted may be either incentive stock options or nonstatutory stock options. Upon cancellation or expiration of any options under the 1994 Plan, the related reserved shares of common stock became available under the Company 2004 Stock Incentive Plan. This plan was terminated on May 19, 2004 and the then remaining shares available for grant became available under the 2004 Stock Incentive Plan.

2004 Stock Incentive Plan

On May 19, 2004, the shareholders approved the 2004 Stock Incentive Plan (the “2004 Plan”). The stated purpose of the 2004 Plan is to promote the long-term success of the Company and the creation of stockholder value by (a) encouraging employees, outside directors and consultants to focus on critical long-range objectives, (b) encouraging the attraction and retention of employees, outside directors and consultants with exceptional qualifications and (c) linking employees, outside directors and consultants directly to stockholder interests through increased stock ownership. The 2004 Plan seeks to achieve this purpose by providing for Awards in the form of restricted shares, stock units, options (which may constitute incentive stock options or nonstatutory stock options) or stock appreciation rights. An aggregate of 500,000 shares of the Company’s common stock was reserved for issuance under the 2004 Plan on May 19, 2004. Additionally, there were 83,000 options available for grant under prior plans during the year 2004.

Option activity under all plans comprised:

	Options Available For Grant	Number of Shares Outstanding	Weighted Average Exercise Price Per Share
	(in thousands)	(in thousands)

Balance, December 31, 2001	203	1,530	$4.74
Granted	(418)	418	$4.41
Cancelled	516	(516)	$5.00
Exercised	—	—	—
Balance, December 31, 2002	301	1,432	$4.57
Granted	(369)	369	$4.41
Cancelled	123	(123)	$3.62
Exercised	--	(291)	$3.91
Balance, December 31, 2003	55	1,387	$4.18
Granted	(273)	273	$7.20
Cancelled	29	(29)	$5.11
Exercised	--	(477)	$4.62
Additional shares reserved	500	--	--
Balance, December 31, 2004	311	1,154	$5.56

At December 31, 2004, 2003 and 2002, options to purchase 703,404 shares, 1,005,466 shares and 1,100,102 shares of common stock, respectively, were exercisable at weighted average fair values of $5.36, $4.86 and $4.54, respectively.

FIBERSTARS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

OPTIONS OUTSTANDING				OPTIONS CURRENTLY EXERCISABLE
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(in thousands)	(in years)		(in thousands)

$2.95 - $3.97	309	6.5	$3.72	234	$3.71
$4.375 - $5.50	351	5.0	$5.14	213	$5.03
$6.50 - $6.875	241	2.3	$6.63	149	$6.67
$7.05 - $8.60	253	5.0	$7.47	107	$7.60
	1,154			703

1994 Employee Stock Purchase Plan:

At December 31, 2004, a total of 100,000 shares of common stock had been reserved for issuance under the 1994 Employee Stock Purchase Plan. The plan permits eligible employees to purchase common stock through payroll deductions at a price equal to the lower of 85% of the fair market value of the Company's common stock at the beginning or end of the offering period. Employees may end their participation at any time during the offering period, and participation ends automatically on termination of employment with the Company. At December 31, 2004, 86,382 shares had been issued under this plan.

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

FIBERSTARS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003
10. Income Taxes:

The components of the benefit from (provision for) income taxes are as follows (in thousands):

	Years Ended December 31,
	2004		2003		2002

Current:
Federal	$	---	$	---	$—
Foreign		58		(14)	(43)
State		---		---	—
		58		(14)	(43)
Deferred:
Federal		---		---	(1,605)
State		---		---	(430)
		---		---	(2,035)
Benefit from (provision for) income taxes		$58		$(14)	$(2,078)

The following table shows the geographic components of pretax income (loss) between United States and foreign subsidiaries:

	December 31,
	2004	2003	2002

United States	$(813)	$(788)	$(2,021)
Foreign subsidiaries	51	194	580
	$(762)	$(594)	$(1,441)

The principal items accounting for the difference between income taxes computed at the United States statutory rate and the benefit from (provision for) income taxes reflected in the statements of operations are as follows:

	December 31,
	2004	2003	2002

United States statutory rate	34.0%	34.0%	34.0%
State Taxes (net of federal tax benefit)	5.5%	5.5%	5.5%
Valuation allowance	(28.3)%	(39.5)%	(181.1)%
Other	(3.6)%	(2.3)%	(2.7)%
	7.6%	(2.3)%	(144.3)%

FIBERSTARS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are as follows (in thousands):

	December 31,
	2004	2003

Allowance for doubtful accounts	$84	$118
Accrued expenses and other reserves	1,227	571
Tax credits	155	155
Net operating loss	1,699	1,519
Other	184	233
Total deferred tax asset	3,349	2,596
Valuation allowance	(3,349)	(2,596)
Net deferred tax asset	$—	$—

The Company  have a full valuation allowance against its deferred tax assets. There was no operating statement tax expense or benefit for our United States operations in 2004 as any expected benefit was offset by an increase in the valuation allowance. The $58,000 tax benefit shown for 2004 is a result of deferred tax for the  German operations which experienced a loss in 2004 after being profitable in prior years. The Company recorded  a non-cash charge of $2,405,000 in 2002 to record an initial valuation allowance against its deferred tax asset in accordance with FASB 109.

As of December 31, 2004, the Company has net operating loss carry-forward of approximately $4.6 million and $2.2 million for federal and state income tax purposes, respectively. If not utilized, these carry-forwards will begin to expire in 2020 for federal and 2008 for state purposes.

Under the Internal Revenue Code Section 382, the amounts of and benefits from net operating losses carry-forwards may be impaired in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period.

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

A summary of geographic sales is as follows (in thousands):

	Years Ended December 31,
	2004	2003	2002

United States Domestic	$19,974	$19,171	$22,978
Other Countries	9,757	8,067	7,982
	$29,731	$27,238	$30,960

FIBERSTARS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

A summary of geographic long-lived assets  is as follows (in thousands):

	December 31,
	2004	2003

United States Domestic	$1,624	$1,578
Germany	843	905
Other Countries	137	151
	$2,604	$2,634

A summary of sales by product line is as follows (in thousands):

	Years Ended December 31,
	2004	2003	2002

Pool and Spa Lighting	$16,888	$14,888	$17,925
Commercial Lighting	12,843	12,350	13,035
	$29,731	$27,238	$30,960

12. Employee Retirement Plan:

The Company maintains a 401(k) profit sharing plan for its employees who meet certain qualifications. The Plan allows eligible employees to defer up to 15% of their earnings, not to exceed the statutory amount per year on a pretax basis through contributions to the Plan. The Plan provides for employer contributions at the discretion of the Board of Directors; however, no such contributions were made in 2004, 2003 or 2002.

13.  Related Party Transactions

The Company entered into a consulting agreement with Jeffrey H. Brite, a member of its Board of Directors, effective date of November 1, 2004. As a consultant under this agreement, Mr. Brite is to assist Fiberstars, Inc.’s President and Vice President of Sales in identifying, contacting and making introductions to key building project personnel in a position to facilitate the purchase of Fiberstars, Inc. products. In return, Fiberstars, Inc. is to compensate Mr. Brite with the award of an option for the acquisition of up to 40,000 shares of its common stock at a per share exercise price of $7.23 and with annual aggregate cash payments of $50,000 to be paid in quarterly installments during each of the years 2005, 2006 and 2007.

Gensler Architecture, Design & Planning, P.C., a New York Professional Corporation (“Gensler”) provides contract services to the Company in the areas of fixture design and marketing targeted at expanding the market for our EFO® products. Mr. Jeffrey H. Brite, an employee of Gensler, is a member of the Company's Board of Directors. The Company entered into a three year consulting agreement with Gensler, effective December 15, 2004. Gensler has agreed to assist Fiberstars’ marketing group with matters of structure, procedure and practices as they relate to the design, real estate and procurement communities, and to advise Fiberstars on strategies to enhance its visibility and image within the design and construction community as a manufacturer of preferred technology. In return, Fiberstars has agreed to compensate Gensler with a one-time cash payment of $60,750 for services delivered in advance of the completion of the negotiation of the Consulting Agreement, $50,000 annual cash payments to be paid in quarterly installments of $12,500 in arrears for each of the calendar years 2005, 2006 and 2007, and a one-time option award to acquire up to 75,000 shares of Fiberstars’ common stock at a per share exercise price of $6.57. For the fiscal year ended December 31, 2004, the Company paid Gensler $60,750 for services performed.

Through September 30, 2004, ADLT had two directors serving on the Company’s Board of Directors. The Company and ADLT have a history of being a supplier and a customer for each other, and in working together on the development of various lighting technologies. The Company had sales to ADLT under terms of the Mutual Supply Agreement and prior supply agreements of $280,000 during 2004, $156,000 during 2003, and $345,000 during 2002. Purchases made from ADLT under these agreements with the Company along with royalties paid amounted to $562,000 during 2004, $657,000 in 2003 and $1,207,000 in 2002. Accounts receivable from ADLT were $48,000 and $39,000 at December 31, 2004 and 2003, respectively. Accounts payable due to ADLT were $114,000 and $117,000 at December 31, 2004 and 2003, respectively.

Item 15 (continued)

(a)	(continued)

(2)	Financial Statement Schedules

The following Financial Statement Schedule of Fiberstars, Inc. is filed as part of this Form 10-K included in Item 15(c) below:

Schedule II—Valuation and Qualifying Accounts.

All other schedules are omitted either because they are not applicable or the required information is shown in the financial statements or the notes thereto.

(3)	Exhibits

See Item 15 (b) below.

Each management contract or compensatory plan or arrangement required to be filed has been identified.

(b)	Exhibits

Exhibit Number	Description of Documents

3(i).1	Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000).
3(i).2
Certificate of Determination of Series A Participating Preferred Stock of the Registrant (incorporated by reference to Exhibit 3(i) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

3(ii)	Bylaws of the Registrant, as amended (composite copy) (incorporated by reference to Exhibit 3(ii) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).
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

Exhibit Number	Description of Documents

4.4	Form of Warrant for the purchase of shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).
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

Exhibit Number	Description of Documents

10.9
Form of Agreement between the Registrant and independent sales representatives (incorporated by reference to Exhibit 10.20 to the Registrant's Registration Statement on Form SB-2 (Commission File No. 33-79116-LA)).

10.10*
Distribution Agreement dated March 21, 1995, between the Registrant and Mitsubishi International Corporation (incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1994).

10.11
Stock Purchase Agreement dated March 21, 1995, among the Registrant, Mitsubishi International Corporation and Mitsubishi Corporation (incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1994).

10.12
Asset Purchase Agreement dated as of November 19, 1998, by and among the Registrant, Hillgate (4) Limited, Crescent Lighting Limited, Michael Beverly Morrison and Corinne Bertrand (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on December 4, 1998).

10.13*
Purchase and Take-over Agreement between Frau Claudia Mann, acting for LBM Lichtleit-Fasertechnik and Fiberstars Deutschland GmbH, represented by its Managing Director Herr Bernhard Mann (incorporated by reference to Exhibit 10.34 to the Registrant's Amended Annual Report on Form 10-KSB/A for the year ended December 31, 1998).

10.14
Multi-tenant Industrial Triple Net Lease last executed December 1, 1998, between the Registrant and Catellus Development Corporation (incorporated by reference to Exhibit 10.36 to the Registrant's Amended Annual Report on Form 10-KSB/A for the year ended December 31, 1998).

10.15
Asset Purchase Agreement dated as of January 14, 2000, among the Registrant and Unison Fiber Optic Lighting Systems, LLC (incorporated by reference to Exhibit 7(c) to Advanced Lighting Technologies, Inc.'s Amendment No. 3 to Schedule 13D filed on March 9, 2000).

10.16
Agreement and Plan of Reorganization dated April 18, 2000, between the Registrant and Lightly Expressed, Ltd. (VA), Lightly Expressed, Ltd. (CA), William Leaman and Michael Weber (incorporated by reference to Exhibit 2.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.17*
Supply Agreement dated November 30, 2000, between the Registrant and Mitsubishi International Corporation (incorporated by reference to Exhibit 10.30 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000).

10.18
Second Amended and Restated Investor Agreement dated January 6, 2004, by and among the Registrant, Advanced Lighting Technologies, Inc., ADLT Series 7 Liquidating Trust and Unison Fiber Optic Lighting Systems, LLC (incorporated by reference to Exhibit 99.1 to ADLT Series 7 Liquidating Trust's Schedule 13D filed on January 6, 2004).

10.19†
Consulting Agreement effective as of October 18, 2001, between the Company and John B. Stuppin (incorporated by reference to Exhibit 10.37 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).

10.20
Loan and Security Agreement (Accounts and Inventory) as dated December 7, 2001, between Comerica Bank-California, a California banking corporation and the Company (incorporated by reference to Exhibit 10.38 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).

Exhibit Number	Description of Documents

10.21
Common Stock and Warrant Purchase Agreement, dated March 29, 2002, by and among the Registrant and the investors named therein (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

10.22
Securities Purchase Agreement dated June 17, 2003, by and among the Registrants and the investors named therein (incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed on June 19, 2003).

10.23
Form of Warrant by and between the Registrants and each of the investors party to the Securities Purchase Agreement dated June 17, 2003 (incorporated by reference to Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed on June 19, 2003).

10.24†	Form of Indemnification Agreement for officers of the Registrant (incorporated by reference to exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).
10.25	Form of Indemnification Agreement for directors of the Registrant (incorporated by reference to exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).
10.26
Production Share Agreement dated October 9, 2003, by and among the Registrant, North American Production Sharing, Inc. and Industrias Unidas de B.C., S.A. de C.V (incorporated by reference to exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.27	Consulting Agreement effective as of November 1, 2004, between the Registrant and Gensler Architecture, Design & Planning, P.C.
10.28†	Consulting Agreement effective as of November 1, 2004, between the Registrant and Jeffrey H. Brite.
21.1	Significant subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
23.2	Consent of Independent Registered Public Accounting Firm.
31.1	Rule 13a-14(a) Certification by Chief Executive Officer.
31.2	Rule 13a-14(a) Certification by Chief Financial Officer.
32.1**	Statement of Chief Executive Officer under 18 United States Code § 1350.
32.2**	Statement of Chief Financial Officer under 18 United States Code § 1350.

*	Confidential treatment has been granted with respect to certain portions of this agreement.

**
In accordance with item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8338 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Report and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

†	Indicates management contracts or compensatory plan or arrangement.

(c)	Financial Statement Schedules

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Fiberstars, Inc.
Fremont, California

Our audit of the consolidated financial statements referred to in our report dated March 11, 2005, appearing in Item 15(a)1 of this Form 10-K also included an audit of the financial statement schedule for the years ended December 31, 2004 and 2003 listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein for the years ended December 31, 2004 and 2003 when read in conjunction with the related consolidated financial statements.

/s/ Grant Thornton LLP

San Francisco, California
March 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Fiberstars, Inc.
Fremont, California

Our audit of the consolidated financial statements referred to in our report dated February 14, 2003, of this Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

San Jose, California
February 14, 2003

SCHEDULE II

FIBERSTARS, INC.
SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Year	Charges To Revenue	Charges To Expenses	Deductions	Balance at End of Year
(Amounts in thousands)

Year Ended December 31, 2004
Allowance for doubtful accounts and returns	$465	$	---	$47	$131	$381
Valuation allowance for deferred tax assets	2,596		---	753	---	3,349
Year Ended December 31, 2003
Allowance for doubtful accounts and returns	604		---	1	141	465
Valuation allowance for deferred tax assets	2,035		—	561	—	2,596
Year Ended December 31, 2002
Allowance for doubtful accounts and returns	585		----	78	59	604
Valuation allowance for deferred tax assets	----		----	2,035	----	2,035

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized.

FIBERSTARS, INC.

Date: March 25, 2005	By:	/s/ David N. Ruckert

David N. Ruckert Chief Executive Officer (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David N. Ruckert	Chief Executive Officer and Director	March 25, 2005
David N. Ruckert	(Principal Executive Officer)

/s/ Robert A. Connors	Chief Financial Officer	March 25, 2005
Robert A. Connors	(Principal Financial and Accounting Officer)

/s/ John B. Stuppin	Director	March 25, 2005
John B. Stuppin

/s/ JEFFREY BRITE	Director	March 25, 2005
Jeffrey Brite

/s/MICHAEL KASPER	Director	March 25, 2005
Michael Kasper

/s/PAUL VON PAUMGARTTEN	Director	March 25, 2005
Paul Von Paumgartten

/s/ Philip Wolfson	Director	March 25, 2005
Philip Wolfson

Exhibit Number	Description of Documents

3(i).1	Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000).
3(i).2
Certificate of Determination of Series A Participating Preferred Stock of the Registrant (incorporated by reference to Exhibit 3(i) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

3(ii)	Bylaws of the Registrant, as amended (composite copy) (incorporated by reference to Exhibit 3(ii) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).
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

Exhibit Number	Description of Documents

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

10.9
Form of Agreement between the Registrant and independent sales representatives (incorporated by reference to Exhibit 10.20 to the Registrant's Registration Statement on Form SB-2 (Commission File No. 33-79116-LA)).

10.10*
Distribution Agreement dated March 21, 1995, between the Registrant and Mitsubishi International Corporation (incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1994).

10.11
Stock Purchase Agreement dated March 21, 1995, among the Registrant, Mitsubishi International Corporation and Mitsubishi Corporation (incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1994).

10.12
Asset Purchase Agreement dated as of November 19, 1998, by and among the Registrant, Hillgate (4) Limited, Crescent Lighting Limited, Michael Beverly Morrison and Corinne Bertrand (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on December 4, 1998).

10.13*
Purchase and Take-over Agreement between Frau Claudia Mann, acting for LBM Lichtleit-Fasertechnik and Fiberstars Deutschland GmbH, represented by its Managing Director Herr Bernhard Mann (incorporated by reference to Exhibit 10.34 to the Registrant's Amended Annual Report on Form 10-KSB/A for the year ended December 31, 1998).

10.14
Multi-tenant Industrial Triple Net Lease last executed December 1, 1998, between the Registrant and Catellus Development Corporation (incorporated by reference to Exhibit 10.36 to the Registrant's Amended Annual Report on Form 10-KSB/A for the year ended December 31, 1998).

Exhibit Number	Description of Documents

10.15
Asset Purchase Agreement dated as of January 14, 2000, among the Registrant and Unison Fiber Optic Lighting Systems, LLC (incorporated by reference to Exhibit 7(c) to Advanced Lighting Technologies, Inc.'s Amendment No. 3 to Schedule 13D filed on March 9, 2000).

10.16
Agreement and Plan of Reorganization dated April 18, 2000, between the Registrant and Lightly Expressed, Ltd. (VA), Lightly Expressed, Ltd. (CA), William Leaman and Michael Weber (incorporated by reference to Exhibit 2.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.17*
Supply Agreement dated November 30, 2000, between the Registrant and Mitsubishi International Corporation (incorporated by reference to Exhibit 10.30 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000).

10.18
Second Amended and Restated Investor Agreement dated January 6, 2004, by and among the Registrant, Advanced Lighting Technologies, Inc., ADLT Series 7 Liquidating Trust and Unison Fiber Optic Lighting Systems, LLC (incorporated by reference to Exhibit 99.1 to ADLT Series 7 Liquidating Trust's Schedule 13D filed on January 6, 2004).

10.19†
Consulting Agreement effective as of October 18, 2001, between the Company and John B. Stuppin (incorporated by reference to Exhibit 10.37 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).

10.20
Loan and Security Agreement (Accounts and Inventory) as dated December 7, 2001, between Comerica Bank-California, a California banking corporation and the Company (incorporated by reference to Exhibit 10.38 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).

10.21
Common Stock and Warrant Purchase Agreement, dated March 29, 2002, by and among the Registrant and the investors named therein (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

10.22
Securities Purchase Agreement dated June 17, 2003, by and among the Registrants and the investors named therein (incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed on June 19, 2003).

10.23
Form of Warrant by and between the Registrants and each of the investors party to the Securities Purchase Agreement dated June 17, 2003 (incorporated by reference to Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed on June 19, 2003).

10.24†	Form of Indemnification Agreement for officers of the Registrant (incorporated by reference to exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).
10.25	Form of Indemnification Agreement for directors of the Registrant (incorporated by reference to exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

Exhibit Number	Description of Documents

10.26†
Production Share Agreement dated October 9, 2003, by and among the Registrant, North American Production Sharing, Inc. and Industrias Unidas de B.C., S.A. de C.V (incorporated by reference to exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.27	Consulting Agreement effective as of November 1, 2004, between the Registrant and Gensler Architecture, Design & Planning, P.C.
10.28†	Consulting Agreement effective as of November 1, 2004, between the Registrant and Jeffrey H. Brite.
21.1	Significant subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
23.2	Consent of Independent Registered Public Accounting Firm.
31.1	Rule 13a-14(a) Certification by Chief Executive Officer.
31.2	Rule 13a-14(a) Certification by Chief Financial Officer.
32.1**	Statement of Chief Executive Officer under 18 United States Code § 1350.
32.2**	Statement of Chief Financial Officer under 18 United States Code § 1350.

*	Confidential treatment has been granted with respect to certain portions of this agreement.

**
In accordance with item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8338 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Report and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

†	Indicates management contracts or compensatory plan or arrangement.