Form 10-Q
period 2005-03-31
FIBERSTARS INC /CA/
filed 2005-05-16
CIK 924168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

The number of outstanding shares of the registrants’ Common Stock, $0.0001 par value, as of April 30, 2005 was 7,422,073

TABLE OF CONTENTS

Part I - FINANCIAL INFORMATION

Item 1	Financial Statements:

a.	Condensed Consolidated Balance Sheets at March 31, 2005 (unaudited) and December 31, 2004	3

b.	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2005 and 2004 (unaudited)	4

c.	Condensed Consolidated Statements of Comprehensive Operations for the Three Months Ended March 31, 2005 and 2004 (unaudited)	5

d.	Condensed Consolidated Statements of Cash Flows for the three months Ended March 31, 2005 and 2004 (unaudited)	6

e.	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 1. Financial Statements

FIBERSTARS, INC.
CONDENSED
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$829	$3,609
Accounts receivable, net	8,121	7,224
Notes and other accounts receivable	57	152
Inventories, net	8,339	8,433
Prepaids and other current assets	463	455
Total current assets	17,809	19,873

Fixed assets, net	2,660	2,604
Goodwill	4,208	4,279
Intangibles, net	137	150
Other assets	114	112
Total assets	$24,928	$27,018

LIABILITIES
Current liabilities:
Accounts payable	$2,128	$2,920
Tax payable	11	-
Accrued liabilities	1,886	2,374
Short-term bank borrowings	37	38
Total current liabilities	4,062	5,332

Long-term bank borrowings	447	484
Total liabilities	4,509	5,816

Commitments and contingencies (Note 9)

SHAREHOLDERS’ EQUITY
Common stock	1	1
Additional paid-in capital	27,824	27,520
Unearned stock-based compensation	(422)	(490)
Accumulated other comprehensive income	557	661
Accumulated deficit	(7,541)	(6,490)
Total shareholders’ equity	20,419	21,202
Total liabilities and shareholders’ equity	$24,928	$27,018

The accompanying notes are an integral part of these financial statements

FIBERSTARS, INC.
CONDENSED
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands except per share amounts)
(unaudited)

	Three months ended March 31,
	2005	2004
Net sales	$6,820	$6,008
Cost of sales	4,277	3,907
Gross profit	2,543	2,101
Operating expenses:
Research and development	477	270
Sales and marketing	2,320	1,977
General and administrative	811	623
Total operating expenses	3,608	2,870
Loss from operations	(1,065)	(769)
Other income (expense):
Other income	3	15
Interest expense, net	(4)	(9)

Loss before income taxes	(1,066)	(763)
Benefit from (provision for) income taxes	15	(1)
Net loss	$(1,051)	$(764)

Net loss per share - basic and diluted	$(0.14)	$(0.11)

Shares used in computing net income per share - basic and diluted	7,550	7,052

The accompanying notes are an integral part of these financial statements

CONDENSED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2005	2004
Net loss	$(1,051)	$(764)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(142)	34
Benefit (provision) for income taxes	38	(12)
Comprehensive loss	$(1,155)	$(742)

The accompanying notes are an integral part of these financial statements

FIBERSTARS, INC.
CONDENSED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Three months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(1,051)	$(764)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	270	233
Stock-based compensation	33	—
Provision for doubtful accounts receivables	—	15
Accounts receivable	(926)	2,161
Notes and other receivables	26	43
Inventories	37	(193)
Prepaids and other current assets	(9)	(400)
Other assets	(3)	19
Accounts payable	(785)	150
Accrued and other current liabilities	(343)	(663)
Total adjustments	(1,700)	(2,995)
Net cash used in operating activities	(2,751)	(3,759)

Cash flows from investing activities:
Acquisition of fixed assets	(325)	(163)
Net cash used in investing activities	(325)	(163)

Cash flows from financing activities:
Cash proceeds from exercise of stock options	339	1,000
Proceeds from short-term bank borrowings and bank overdraft, net	—	88
Collection of loan made to shareholder	—	224
Repayment of other long-term liabilities	(11)	—
Net cash provided by financing activities	328	1,312

Effect of exchange rate changes on cash	(32)	4

Net decrease in cash and cash equivalents	(2,780)	(2,606)
Cash and cash equivalents, beginning of period	3,609	4,254
Cash and cash equivalents, end of period	$829	$1,648

The accompanying notes are an integral part of these financial statements

FIBERSTARS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
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

Year-end Balance Sheet
The year-end balance sheet information was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“US GAAP”). These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2004, contained in the Company’s 2004 Annual Report on Form 10-K.

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

A reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

	Three months ended March 31,
	2005	2004
Numerator - Basic and Diluted EPS
Net loss	$(1,051)	$(764)
Denominator - Basic and Diluted EPS
Weighted average shares outstanding	7,550	7,052
Basic and Diluted net loss per share	$(0.14)	$(0.11)

For all periods presented the shares outstanding used for calculating basic and diluted EPS include 114,625 shares of common stock issuable for no cash consideration upon exercise of certain exchange provisions of warrants held by Advanced Lighting Technologies, Inc. ("ADLT").

At March 31, 2005, options and warrants to purchase 2,076,000 shares of common stock were outstanding, but were not included in the calculation of diluted EPS because their inclusion would have been antidilutive. Options and warrants to purchase 1,661,000 shares of common stock were outstanding at March 31, 2004, but were not included in the calculation of diluted EPS because their inclusion would have been antidilutive.

Stock-Based Compensation
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

	Three months ended March 31,
	2005		2004
Net loss, as reported		$(1,051)	$(764)

Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects		5	—

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		(116)	(40)

Net loss, Pro forma		$(1,162)	$(804)

Basic and Diluted net loss per share—As reported	$	(0.14)	$(0.11)

Basic and Diluted net loss per share—Pro forma		$(0.15)	$(0.11)

Product Warranties:
The Company warrants finished goods against defects in material and workmanship under normal use and service for periods of one to three years for illuminators and fiber. A liability for the estimated future costs under product warranties is maintained for products outstanding under warranty (in thousands):

	Three months ended March 31,
	2005	2004
Balance at the beginning of the period	$430	$330
Accruals for warranties issued during the period	82	142
Settlements made during the period (in cash or in kind)	(119)	(107)
Balance at the end of the period	$393	$345

2. Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost determined using the first-in, first-out cost method) or market and consist of the following (in thousands):

	March 31, 2005	December 31, 2004

Raw materials	$6,268	$6,441
Inventory Reserve	(573)	(513)
Finished goods	2,644	2,505
	$8,339	$8,433

3. Bank Borrowings

The Company has a $5,000,000 Loan and Security Agreement (Accounts Receivable and Inventory) dated December 7, 2001, with Comerica Bank bearing interest equal to prime plus 0.25% per annum computed daily or a fixed rate term option of LIBOR plus 3%. Borrowings under this Loan and Security Agreement are collateralized by the Company’s assets and intellectual property. Specific borrowings are tied to accounts receivable and inventory balances, and the Company must comply with covenants with respect to, among other items, effective net worth and financial ratios. The Company had no borrowings against this facility as of March 31, 2005 and December 31, 2004, respectively. The Company was not in conformity with certain of its bank covenants as of March 31, 2005. Effective April 27, 2005, the Company and Comerica Bank amended the Loan and Security Agreement revising certain of the covenants thereby bringing the Company into compliance with all aspects of this credit facility as of the date of the amendment. As amended, this credit facility expires September 1, 2005.

Through its U.K. subsidiary, the Company maintains a bank overdraft facility of $472,000 (in UK pounds sterling, based on the exchange rate at March 31, 2005) under an agreement with Lloyds Bank Plc. The Company had no borrowings against this facility as of March 31, 2005 and December 31, 2004, respectively. This facility is subject to annual renewal on January 1 and bears interest equal to 7% per annum.

Through its German subsidiary, the Company maintains a credit facility under an agreement with Sparkasse Neumarkt Bank. This credit facility is in place to finance, and is secured by, the Company’s offices in Berching, Germany, owned and occupied by the Company’s German subsidiary. As of March 31, 2005 and December 31, 2004 the Company had total borrowings against this credit facility of $447,000 and $477,000, respectively (in Euros, based on the exchange rate at March 31, 2005 and at December 31, 2004, respectively). This credit facility comes due in 2008. In addition, the Company’s German subsidiary has a revolving line of credit of $262,000 (in Euros, based on the exchange rate at March 31, 2005) with Sparkasse Neumarkt Bank. As of March 31, 2005 and December 31, 2004, there was no borrowing against this facility. The revolving facility is subject to annual renewal on January 1 and bears interest equal to 8.75% per annum.

4. Comprehensive Operations

Comprehensive income (loss) is defined as net income (loss) plus sales, expenses, gains and losses that, under US GAAP, are included in comprehensive income (loss) but excluded from net income (loss). A separate statement of comprehensive operations has been presented with this report.

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

A summary of sales by geographic area is as follows (in thousands):

	Three months ended March 31,
	2005	2004

United States	$4,887	$4,012
United Kingdom	1,040	1,000
Germany	709	842
Other Countries	184	154
	$6,820	$6,008

Geographic sales are categorized based on the location of the customer to whom the sales are made.

A summary of sales by product line is as follows (in thousands):
	Three months ended March 31,
	2005	2004

Pool and Spa Lighting	$3,688	$3,058
Commercial Lighting	3,132	2,950
	$6,820	$6,008

A summary of geographic fixed assets is as follows (in thousands):

	March 31, 2005	December 31, 2004
	(unaudited)
United States	$1,766	$1,624
Germany	762	843
Other Countries	132	137
	$2,660	$2,604

6. Recent pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payments.” SFAS 123R requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees. The Company will apply SFAS 123R on a modified prospective method. Under this method, the Company will be required to record compensation expense as previous awards continue to vest, for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In addition, the Company may elect to adopt SFAS 123R on a retrospective method by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in their pro forma disclosures that had been required by SFAS 123. SFAS 123R is effective for the first fiscal year beginning after December 15, 2005, and as such will be adopted from the first quarter of 2006. The adoption of SFAS 123R will increase stock-based compensation expense and reduce earnings, with no or little impact on our overall financial position.

In December 2004, the FASB issued SFAS No.151, “Inventory Costs,” which amends part of ARB 43, “Inventory Pricing,” concerning the treatment of certain types of inventory costs. The provisions of ARB No. 43 provided that certain inventory-related costs, such as double freight, re-handling, might be “so abnormal” that they should be charged against current earnings rather than be included in the cost of inventory. As amended by SFAS No. 151, the “so-abnormal” criterion has been eliminated. Thus, all such (abnormal) costs are required to be treated as current-period charges under all circumstances. In addition, fixed production overhead should be allocated based on the normal capacity of the production facilities, with unallocated overhead charged to expense when incurred. SFAS 151 is required to be adopted for fiscal years beginning after June 15, 2005. The Company is assessing the impact of adopting SFAS No.151, but does not believe its adoption will have a material impact on overall financial position.

7. Goodwill and Acquired Intangibles

In accordance with SFAS 142, goodwill is subject to an annual impairment test and earlier upon certain conditions. The Company performs the test in the fourth quarter of every year. The tests showed no impairment of the Company’s goodwill asset as of the quarter ended December 31, 2004.

In February 2000, the Company purchased certain assets of Unison Fiber Optic Systems, Inc. and accounted for the acquisition as a purchase. Acquired intangible assets consisting of patents, trademarks, workforce and customer lists, are being amortized using the straight-line method over the estimated useful life of the assets, ranging from 3 to 7 years.

8. Income Taxes

A full valuation allowance is recorded against the Company’s U.S. deferred tax assets as management cannot conclude, based on available objective evidence, when the gross value of its deferred tax assets, consisting of will be realized. The Company accrues foreign tax expenses or benefits as these are incurred.

9. Subsequent Event

The Company is currently involved in a lawsuit brought by one of our competitors in the swimming pool and spa market, Pentair Water Pool and Spa, Inc. In a lawsuit filed against the Company on April 5, 2005 in the United States District Court, Northern District of California, Pentair alleges that the manufacture, use and sale of the Company’s FX Pool Light infringes three United States patents which Pentair claims to own relevant to certain synchronized light technology, U.S. Patent No. 6,379,025 B1, No. 6,002,216 and No. 6,811,286. In the lawsuit, Pentair is attempting to stop the Company from selling certain of its synchronized pool light products and to obtain compensatory and treble damages. The Company’s initial response to these allegations has not as yet been filed. If the Company does not prevail, we may be ordered to pay damages for past sales and an ongoing royalty for future sales of products found to infringe. The Company could also be ordered to stop selling the challenged FX Pool Light product. If found liable, the Company may or may not be able to redesign its products to avoid future infringement. Any public announcement concerning the litigation that is unfavorable to the Company may result in a decline in our stock price.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related notes included elsewhere in this report and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2004. [AJP to update next rev]

When used in this discussion, the words "expects," "anticipates," "estimates," ”plan,” and similar expressions are intended to identify forward-looking statements. These statements, which include statements as to our future operating results, net sales growth, gross profit margin improvement, sources of revenues, expected operating expenses and capital expenditure levels, expected increase in accounting and legal fees, expenses associated with complying with the Sarbanes-Oxley Act of 2002, expected decrease in credits for government contracts under DARPA, our reliance on a limited number of customers, our expected cash flows, our inventories, the adequacy of capital resources and necessity to raise additional funds, our critical accounting policies, future growth in fiber optic lighting, anticipated demand for our products, expected benefits of outsourcing manufacturing expansion of our manufacturing capabilities our future products, statements regarding claims involving our intellectual property, and our dependency on certain employees and our ability to attract qualified personnel are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as our ability to retain and obtain customer and distributor relationships, our ability to maintain relationships with strategic partners and ADLT, our ability to manage expenses and inventory levels, our ability to reduce manufacturing overhead and general and administrative expenses as a percentage of sales, our ability to increase cash balances in future quarters, the cost of enforcing or defending intellectual property, risks relating to developing and marketing new products, the ability of our lighting products to meet customer expectations, manufacturing difficulties, unforeseen adverse competitive, economic or other factors that may impact our cash position, risks associated with raising additional funds, loss or failure to attract qualified personnel, possible delays in the release of products, risks associated with the evolution and growth of the fiber optic lighting market, trends in price performance and adoption rates of fiber optic lighting products in Europe and the United States, our dependence on a limited number of suppliers for components and distributors for sales, and the impact of technological advances and competitive products; and the matters discussed in "Factors That May Affect Results." These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.]

RESULTS OF OPERATIONS

In the first quarter of 2005 the Company experienced an improved market for its products, particularly increased demand for pool lighting products as it introduced several new feature lights. Commercial lighting sales also experienced increased demand for its EFO™ products. We believe customers of commercial lighting products are placing an increased importance upon energy efficiency which tends to improve the competitive position of our EFO® products. We believe that our future success depends upon a stable market for fiber optic lighting products along with our ability to penetrate the mainstream lighting markets based on the improved energy efficiency of our EFO® products and technology.

Net sales increased 14% to $6,820,000 for the quarter ended March 31, 2005 as compared to $6,008,000 for the quarter ended March 31, 2004. This increase resulted primarily from a 21% increase in pool lighting sales attributable largely to increased in-ground fiber product sales which increased by $1.1 million, largely a result of the introduction of the Company’s new Lighted Laminar Flow product, and was partially offset by spa product sales which decreased by $0.5 million. Commercial lighting sales increased by 6% for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 , an increase attributable to increased sales of our EFOTM systems in commercial lighting markets. EFO™ sales for the quarter were $310,000 compared to sales of $132,000 for the first quarter in 2004. We expect net sales to increase in 2005 due to an anticipated increase in demand for EFOTM systems in commercial lighting markets and expected continued growth in demand of our pool products. However, the market for our products is highly dependent upon general economic conditions.

Gross profit of $2,543,000 for the three months ended March 31, 2005 increased 21% compared to $2,101,000 for the three months ended March 31, 2004. Gross profit as a percentage of sales increased to 37% for the quarter ended March 31, 2005 as compared to 35 % for the quarter ended March 31, 2004. This increase in gross profit margin was attributable to improved gross profit margin for the pool lighting business, up 5% from the first quarter of 2004, and by an increase in gross profit margin in our commercial lighting business of 1%. We expect gross profit margin to be approximately the same as in 2005 as compared to 2004, depending upon general economic conditions.

Research and development expenses were $477,000 in the first quarter of fiscal 2005, an increase of $207,000 compared with the first quarter of fiscal 2004. We increased spending on personnel and on project costs related to government contract work and improvements for existing products. Net research and development expenses also increased as a result of lower credits received in the first quarter of 2005 for achieving milestones under a development contract with the Defense Advanced Research Projects Agency, or DARPA, as compared to the first quarter of 2004. We expect research and development expenses to increase in 2005 due to a reduction in credits scheduled to take place under existing DARPA contracts. The gross research and development spending along with credits from government contracts is shown in the table:

	Three months ended March 31, (in thousands)
	2005	2004
Gross expenses for research and development	$938	$857

Deduct: credits from DARPA & DOE	(461)	(587)

Net research and development expense	$477	$270

Sales and marketing expenses increased by 17% to $2,320,000 for the quarter ended March 31, 2005 as compared to $1,977,000 for the quarter ended March 31, 2004. This increase was largely due to an increase in marketing expenses for our EFO™ products in the U.S. and Europe of $166,000 combined with increased sales commission expenses of $110,000 as a result of higher commission overage charges. We expect sales and marketing expenses to increase in absolute dollars in 2005 compared to 2004.

General and administrative costs were $811,000 in the three months ended March 31, 2005, a 30% increase compared to $624,00 for the three months ended March 31, 2004. This change resulted primarily from increased accounting fees. We currently do not qualify for accelerated filing status with the SEC as a result of measuring our market capitalization as of June 30, 2004. Our market capitalization will be re-measured on June 30, 2005. On that date, if the value of our shares held by non-affiliates is at or above $75 million, we will be required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Estimates of costs required in order to comply with Section 404 for a company of our size range in the order of $500,000 or higher, independent of additional audit fees. Such additional expenses would be incurred in the fiscal year 2005. Even if we are not required to adopt Section 404 this year, we expect general and administrative expenses to increase in 2005 as compared to 2004 due to anticipated higher accounting fees and expenses associated with the impact of the Sarbanes- Oxley Act of 2002 and anticipated increased legal fees and costs associated with certain ongoing litigation.

We have a full valuation allowance against our deferred tax assets. There was no operating statement tax expense or benefit for our United States operations in the first quarter of 2005 as any expected benefit was offset by an increase in our valuation allowance. The $15,000 tax benefit shown for the first quarter of 2005 is a result of deferred tax for our German operations which experienced a loss in the quarter. We took a non-cash charge of $2,405,000 in 2002 to record an initial valuation allowance against our deferred tax asset in accordance with FASB 109.

We recorded a net operating loss of $1,065,000 in the three months ended March 31, 2005 as compared to a net operating loss of $769,000 for the three months ended March 31, 2004. The increase in our operating loss was due primarily due to our increased operating expenses in the quarter ended March 31, 2005 compared to operating expenses in the quarter ended March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents

At March 31, 2005, our cash and cash equivalents were $829,000 as compared to $3,609,000 at December 31, 2004, a net cash decrease of $2,780,000 during the first three months of 2005. This compares to a net cash decrease of $2,606,000 for the same period in 2004, and an ending cash balance of $1,648,000 as of March 31, 2004.

Due to seasonality in the sales of our pool lighting products, our cash balances tend to decrease in the first half of the year and increase in the second half of the year. While we expect to see this same pattern this year, the market for our products is highly dependent upon general economic conditions.

We had no borrowings against our U.S. line of credit at March 31, 2005 and at December 31, 2004.

Cash from operations decreased during the first three months of 2005 primarily due to a net loss of $1,051,000, an increase in trade receivables of $926,000, offset by a decrease in accounts payable and accrued liabilities of $785,000 and $343,000, respectively. These uses of cash from operations were partially offset by depreciation and amortization of $270,000. After adjustments for these and other non-cash items, our total net cash used in operating activities in the first quarter of 2005 was $2,751,000 compared to cash used in operating activities of $3,759,000 in the first quarter of 2004.

Cash Used in Investing Activities

Investing activities used cash of $325,000 during the first three months of 2005, compared to $163,000 for the first three months of 2004. During both periods, cash was used for the acquisition of fixed assets.

Cash Provided by Financing Activities

Financing activities contributed $328,000 to cash during the quarter ended March 31, 2005. This net contribution was due primarily to the proceeds from the exercise of employee stock options. For the same period in 2004, financing activities from the exercise of employee stock options of $1,000,000, bank borrowings of $88,000 and $224,000 in cash from collection of a loan, contributed $1,312,000 to cash.

We have a $5,000,000 Loan and Security Agreement (Accounts Receivable and Inventory) dated December 7, 2001, with Comerica Bank bearing interest equal to prime plus 0.25% per annum computed daily or a fixed rate term option of LIBOR plus 3%. Borrowings under this Loan and Security Agreement are collateralized by our assets and intellectual property. Specific borrowings are tied to accounts receivable and inventory balances, and we must comply with certain covenants with respect to, among other items, effective net worth and financial ratios. We had no borrowings against this facility as of March 31, 2005 and December 31, 2004. We were not in conformity with certain of its bank covenants as of March 31, 2005. Effective April 27, 2005, Fiberstars and Comerica Bank amended the Loan and Security Agreement revising certain of the covenants thereby bringing the us into compliance with all aspects of this credit facility as of the amendment. As amended, this credit facility expires September 1, 2005.
.
Through our U.K. subsidiary, we maintain a bank overdraft facility of $472,000 (in UK pounds sterling based on the exchange rate at March 31, 2005) under an agreement with Lloyds Bank Plc. We had no borrowings against this facility as of March 31, 2005 and December 31, 2004. This facility is subject to annual renewal on January 1 each year and bears an interest rate equal to 7% per annum.

Through our German subsidiary, we maintain a credit facility under an agreement with Sparkasse Neumarkt Bank. This credit facility is in place to finance, and is secured by, our offices in Berching, Germany, owned and occupied by our German subsidiary. As of March 31, 2005 and December 31, 2004, we had total borrowings against this credit facility of $447,000 and $477,000, respectively (in Euros, based on the exchange rate at March 31, 2005 and December 31, 2004, respectively). This credit facility comes due in 2008. In addition, our German subsidiary maintains a revolving line of credit of $262,000 (in Euros, based on the exchange rate at March 31, 2005) with Sparkasse Neumarkt Bank. As of March 31, 2005 and December 31, 2004, there was no borrowing against this facility. The revolving facility is subject to annual renewal on January 1 and bears an interest rate equal to 8.75% per annum.

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

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004) or SFAS 123R, “Share-Based Payments.” SFAS 123R requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees. We will apply SFAS 123R on a modified prospective method. Under this method, we are required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In addition, we may elect to adopt SFAS 123R on a retrospective method by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in their pro forma disclosures that had been required by SFAS 123. SFAS 123R is effective for the first fiscal year beginning after December 15, 2005. We have not completed our evaluation of the effect that SFAS 123R will have, but we believe that when adopted it will increase stock-based compensation expense and reduce earnings, with no or little impact on our overall financial position.

In December 2004, the FASB issued SFAS No.151, “Inventory Costs,” which amends part of ARB 43, “Inventory Pricing,” concerning the treatment of certain types of inventory costs. The provisions of ARB No. 43 provided that certain inventory-related costs, such as double freight, re-handling, might be “so abnormal” that they should be charged against current earnings rather than be included in the cost of inventory. As amended by SFAS No. 151, the “so-abnormal” criterion has been eliminated. Thus, all such (abnormal) costs are required to be treated as current-period charges under all circumstances. In addition, fixed production overhead should be allocated based on the normal capacity of the production facilities, with unallocated overhead charged to expense when incurred. SFAS 151 is required to be adopted for fiscal years beginning after June 15, 2005. We are assessing the impact of adopting SFAS No.151, but do not believe its adoption will have a material impact on our overall financial position.

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

On-going terrorist threats and actual terrorist attacks have increased the uncertainty in both the United States and European economy, which are primary markets for our products, and may negatively impact general economic conditions in those markets. Economic conditions may also be negatively affected by social unrest, health epidemics or natural disasters. Because the markets for our products tend to be highly dependent upon general economic conditions, a decline in general economic conditions would likely harm our operating results.

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

We are involved in what may be costly intellectual property litigation with Pentair that could harm our competitive position in the swimming pool and spa market and may prevent us from selling our FX Pool Light product.

We are currently involved in a lawsuit brought by a larger publi company competitor, Pentair Water Pool and Spa, Inc., which alleges that the manufacture, use and sale of our FX Pool Light product infringes three patents that it claims to own. In the lawsuit, Pentair is attempting to stop us from selling certain of our synchronized pool light products and to obtain compensatory and treble damages. This litigation is in its very early stages and we have not as yet filed our initial responsive pleading. Although we believe we may well have defenses that are meritorious, litigation is unpredictable and the outcome of this matter cannot be determined at this time. If we do not prevail, we may be ordered to pay damages for past sales and an ongoing royalty for future sales of products found to infringe. Wecould also be ordered to stop selling the challenged FX Pool Light product. If found liable, we may or may not be able to redesign our products to avoid future infringement. Any public announcement concerning the litigation that is unfavorable to us may result in a decline in our stock price. Additionally, this type of litigation tends to be expensive and protracted, and our intellectual property position may be weakened as a result of an adverse ruling. Whether or not we are successful in this lawsuit, this litigation may consume substantial amounts of our financial resources and divert management’s attention away from our core business.

We rely on intellectual property and other proprietary information that may not be protected and that may be expensive to protect.

We currently hold 41 patents. There can be no assurance, however, that our issued patents are valid or that any patents applied for will be issued. We have a policy of seeking to protect our intellectual property through, among other things, the prosecution of patents with respect to certain of our technologies. There are many issued patents and pending patent applications in the field of fiber optic technology, and certain of our competitors hold and have applied for patents related to fiber optic and non-fiber optic lighting. As with Pentair, we have in the past received communications from third parties asserting rights in our patents or that our technology infringes intellectual property rights held by such third parties. Based on information currently available to us, we do not believe that any such claims involving our technology or patents are meritorious. However, litigation to determine the validity of any third party claims or claims by us against such third party, whether or not determined in our favor, could result in significant expense and divert the efforts of our technical and management personnel, regardless of the outcome of such litigation. In addition, we do not know whether our competitors will in the future apply for and obtain patents that will prevent, limit or interfere with our ability to make, use, sell or import our products. Although we may seek to resolve any potential future claims or actions, we may not be able to do so on reasonable terms, or at all. If, following a successful third-party action for infringement, we cannot obtain a license or redesign our products, we may have to stop manufacturing and marketing our products, and our business would suffer as a result.

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

In order to control costs, we are continually seeking offshore supply of components and assemblies. This results in longer lead times for deliveries which can mean less responsiveness to sudden changes in market demand for the products involved. Some of the countries where components are sourced may be less stable politically than the United States or may be subject to natural disasters or diseases, and this could lead to an interruption of the delivery of key components. Delays in the delivery of key components could result in delays in product shipments, additional expenses associated with locating alternative component sources or redesigning products, impaired margins, reduced production volumes, strained customer relations and loss of customers, any of which could harm our results of operations.

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

Changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and new rules and regulations of the Securities and Exchange Commission and the Nasdaq National Market are creating new duties and requirements for us and our executives, directors, attorneys and independent accountants. In order to comply with these new rules, we expect to continue to incur additional costs for personnel and use additional outside legal, accounting and advisory services, which we expect will increase our operating expenses. Management time associated with these compliance efforts necessarily reduces time available for other operating activities, which could adversely affect operating results. Estimates of our costs, independent of additional audit fees, required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 are in the range of $500,000 or higher. While we expect these costs to increase our operating expenses significantly, we cannot predict or estimate the amount of future additional costs we may incur or the timing of such costs.

We are exposed to risks from recent legislation requiring companies to evaluate their internal controls.

Section 404 of the Sarbanes-Oxley Act of 2002 will require our management to report on, and our independent auditors to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. This legislation is relatively new and neither companies nor accounting firms have significant experience in complying with its requirements. As a result, we expect to incur increased expense and to devote additional management resources to Section 404 compliance. In the event that our chief executive officer, chief financial officer or independent registered public accounting firm determine that our internal controls over financial reporting are not effective as defined under Section 404, investor perceptions of our company may be adversely affected and could cause a decline in the market price of our stock.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2005, we had $530,000 in cash held in foreign currencies based on the exchange rates at March 31, 2005. The balances for cash held overseas in foreign currencies are subject to exchange rate risk. We have a policy of maintaining cash balances in local currencies unless an amount of cash is occasionally transferred in order to repay inter-company debts.

As of March 31, 2005, we had a total borrowing of $447,000 (in Euros, based on the exchange rate at March 31, 2005) against a credit facility secured by real property owned by our German subsidiary. As of December 31, 2004, we had $477,000 (in Euros, based on the exchange rate at December 31, 2004) borrowed against this credit facility.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet, and management believes that they meet, reasonable assurance standards, subject to the deficiencies and weaknesses identified and discussed under the sub-heading “Changes in internal controls over financial reporting” at Item 4(b) below. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Interim Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above and the material weakness in our internal controls discussed in this Item 4(b) below, our disclosure controls and procedures were not fully effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Interim Report on Form 10-Q was being prepared.

(b) Changes in internal control over financial reporting.

After completion of our fourth fiscal quarter for the year ended December 31, 2004 and in connection with the audit of our consolidated financial statements for that year, Grant Thornton LLP, our independent registered public accounting firm, identified and reported to management and the Audit Committee of our Board of Directors two items it considered in its judgment to be significant deficiencies in internal controls which aggregate to a material weakness under standards established by the Public Company Accounting Oversight Board, or PCAOB.

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

1)
We have inadequate segregation of duties in our financial reporting process and in our information technology governance controls. This means there is limited opportunity for the exercise of review and monitoring controls over key reporting and disclosure preparation procedures.

2)	We also recorded a number of adjustments to our financial statements during the course of the audit of the fiscal year ended December 31, 2004, at least one of which was individually material.

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

We intend to continue to evaluate these significant deficiencies and to take appropriate action to correct the internal control deficiencies identified. We further intend to develop and enhance our internal control policies, procedures, systems an staff to better allow us to mitigate the risk that material accounting errors might go undetected and be included in our consolidated financial statements. We are continuing to review our internal controls as part of our preparation for the complete phase-in of compliance standards under Section 404 of the Sarbanes-Oxley Act of 2002. Any further deficiencies by this review will be reported to the Audit Committee.

.The certification of our principal executive officer and principal financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 are attached as exhibits to the Interim Report on Form 10-Q. The disclosure set forth in this Item 4 contain information concerning (i) the evaluation of our disclosure controls and procedures, and changes in internal control over financial reporting, referred to in paragraph 4 of the certifications, and (ii) material weaknesses in the design or operation of our internal control over financial reporting, referred to in paragraph 5 of the certifications..

Those certifications should be read in conjunction with this Item 4 for a more complete understanding of the matters covered by the certifications.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are a third-party .defendant in a lawsuit pending in the Court of Common Pleas, Cuyahoga County, Ohio filed September 21, 2004. In that matter Sherwin-Williams Company, plaintiff, brought suit against defendant and third-party plaintiff, Wagner Electric Sign Company, or Wagner, for alleged breach of warranty and breach of contract in connection with an allegedly defective sign manufactured and sold by Wagner. The complaint alleges $141,739.06 in compensatory damages. Third-party plaintiff, Wagner, has cross-claimed against us requesting unspecified damages alleging that the signs’ failure, if any, arises from defective fiber optic lighting components, instructions and/or services purportedly supplied to it by us. We deny these allegations in our responsive pleadings and discovery proceeds on all claims. While we cannot predict as to the ultimate outcome of the litigation, we do not currently believe its outcome will have a material impact on our financial condition.

We are currently involved in a lawsuit brought by one of our competitors in the swimming pool and spa market, Pentair Water Pool and Spa, Inc. In a lawsuit filed against us on April 5, 2005 in the United States District Court, Northern District of California, Pentair alleges that the manufacture, use and sale of our FX Pool Light infringes three United States patents that Pentair claims to own relevant to certain synchronized light technology, U.S. Patent No. 6,379,025 B1, No. 6,002,216 and No. 6,811,286. In the lawsuit, Pentair is attempting to stop us from selling certain of our synchronized pool light products and to obtain compensatory and treble damages. Our initial response to these allegations has not as yet been filed. Although we believe we may well have defenses that are meritorious, litigation is unpredictable and the outcome of this matter cannot be determined at this time. If we do not prevail, we may be ordered to pay damages for past sales and an ongoing royalty for future sales of products found to infringe. We could also be ordered to stop selling the challenged FX Pool Light product. If found liable, we may or may not be able to redesign our products to avoid future infringement. Any public announcement concerning the litigation that is unfavorable to us may result in a decline in our stock price.

As the Pentair litigation is in its very early stages we also do not know how expensive or protracted it will be. We believe, however, that this type of litigation often tends to be expensive and protracted. We also believe that our intellectual property position with regard to synchronized swimming pool and spa lights may be weakened were the litigation to result in an adverse ruling. Additionally, whether or not we are successful in this lawsuit, this litigation could consume substantial amounts of our financial resources and divert management’s attention away from our core business.

Item 6. Exhibits and Reports on Form 8-K

	(a)	Exhibits

Exhibit Number		Description of Documents
3.2		Bylaws of the Registrant as amended effective April 22, 2005 (composite copy)
31.1		Rule 13a-14(a) Certification of Chief Executive Officer.
31.2		Rule 13a-14(a) Certification of Chief Financial Officer.
32.1**		Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2003 (18 U.S.C. §1350).
32.2**		Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2003 (18 U.S.C. §1350).

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

FIBERSTARS, INC.

Date: May 16, 2005	By:	/s/ David N. Ruckert
David N. Ruckert
Chief Executive Officer

By:	/s/ Robert A. Connors
Robert A. Connors
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index
Exhibit Number	Description of Documents
3.2	Bylaws of the Registrant as amended effective April 22, 2005 (composite copy)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2003 (18 U.S.C. §1350).

32.2**	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2003 (18 U.S.C. §1350).

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