Form 10-Q
period 2005-06-30
FIBERSTARS INC /CA/
filed 2005-08-15
CIK 924168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

The number of outstanding shares of the registrants’ Common Stock, $0.0001 par value, as of July 31, 2005 was 7,834,534.

TABLE OF CONTENTS

Part I - FINANCIAL INFORMATION

Item 1	Financial Statements:

	a.	Condensed Consolidated Balance Sheets at June 30, 2005 (unaudited) and December 31, 2004	3

	b.	Condensed Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2005 and 2004 (unaudited)	4

	c.	Condensed Consolidated Statements of Comprehensive Operations for the Three Months and Six Months Ended June 30, 2005 and 2004 (unaudited)	5

	d.	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2005 and 2004 (unaudited)	6

	e.	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations		12

Item 3	Quantitative and Qualitative Disclosures About Market Risk		21

Item 4	Controls and Procedures		21

Part II - OTHER INFORMATION

Item 1	Legal Proceedings		22

Item 4	Submission of Matters to a Vote of Security Holders		22

Item 6	Exhibits		23

	Signatures		24

Item 1. Financial Statements

FIBERSTARS, INC.
CONDENSED
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,349	$3,609
Accounts receivable trade, net	6,201	7,224
Notes and other accounts receivable	79	152
Inventories, net	7,973	8,433
Prepaids and other current assets	526	455
Total current assets	18,128	19,873

Fixed assets, net	2,487	2,604
Goodwill, net	4,139	4,279
Intangibles, net	98	150
Other assets	118	112
Total assets	$24,970	$27,018

LIABILITIES
Current liabilities:
Accounts payable	$1,688	$2,920
Accrued liabilities	2,003	2,374
Short-term bank borrowings	194	38
Total current liabilities	3,885	5,332
Long-term bank borrowings	408	484
Total liabilities	4,293	5,816

Commitments and contingencies (Note 9)

SHAREHOLDERS’ EQUITY
Common stock	1	1
Additional paid-in capital	29,028	27,520
Unearned stock-based compensation	(407)	(490)
Accumulated other comprehensive income	358	661
Accumulated deficit	(8,303)	(6,490)
Total shareholders’ equity	20,677	21,202
Total liabilities and shareholders’ equity	$24,970	$27,018

The accompanying notes are an integral part of these financial statements

FIBERSTARS, INC.
CONDENSED
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands except per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net sales	$7,645	$8,550	$14,465	$14,558
Cost of sales	4,723	4,983	9,000	8,890
Gross profit	2,922	3,567	5,465	5,668
Operating expenses:

Research and development	400	217	877	487
Sales and marketing	2,388	2,210	4,708	4,187
General and administrative	747	645	1,558	1,268
Restructure expense	197	---	197	---
Total operating expenses	3,732	3,072	7,340	5,942
Profit (loss) from operations	(810)	495	(1,875)	(274)
Other income (expense):
Other income/(expense)	37	1	40	1
Interest income (expense), net	(2)	(29)	(5)	(23)

Profit (loss) before income taxes	(775)	467	(1,840)	(296)
Benefit from (provision for) income taxes	12	(6)	27	(7)
Net income (loss)	$(763)	$461	$(1,813)	$(303)

Net income (loss) per share - basic	$(0.10)	$0.06	$(0.24)	$(0.04)

Shares used in computing net income per share - basic	7,585	7,219	7,783	7,135

Net income (loss) per share - diluted	$(0.10)	$0.06	$(0.24)	$(0.04)

Shares used in computing net income per share - diluted	7,585	8,100	7,783	7,135

The accompanying notes are an integral part of these financial statements

FIBERSTARS, INC.
CONDENSED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(amounts in thousands)
(unaudited)

	Three Months Ended June 30,		Six months Ended June 30,
	2005	2004	2005	2004
Net income (loss)	$(763)	$461	$(1,813)	$(303)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(316)	(13)	(481)	22
Benefit (provision) for income taxes	117	5	178	(8)
Comprehensive income (loss)	$(962)	$453	$(2,116)	$(289)

The accompanying notes are an integral part of these financial statements

FIBERSTARS, INC.
CONDENSED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Six months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(1,813)	$(303)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	568	498
Non-cash stock option expense	235
Changes in assets and liabilities:
Accounts receivable	936	(989)
Notes and other receivables	(1)	23
Inventories	288	(794)
Prepaids and other current assets	(25)	(535)
Other assets	(6)	9
Accounts payable	(1,204)	135
Accrued liabilities	(190)	(348)
Total adjustments	601	(2,001)
Net cash from (used in) operating activities	(1,212)	(2,304)

Cash flows from investing activities:
Acquisition of fixed assets	(464)	(352)
Net cash used in investing activities	(464)	(352)

Cash flows from financing activities:
Cash proceeds from exercise of stock options	1,356	1,032
Collection of loan made to shareholder	—	224
Proceeds from (repayment of) Short-term bank borrowings	—	88
Other long-term liabilities	179	28
Net cash provided by financing activities	1,535	1,372

Effect of exchange rate changes on cash	(119)	(13)

Net increase (decrease) in cash and cash equivalents	(260)	(1,297)
Cash and cash equivalents, beginning of period	3,609	4,254
Cash and cash equivalents, end of period	$3,349	$2,957

The accompanying notes are an integral part of these financial statements

FIBERSTARS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)

1. Summary of Significant Accounting Policies

Interim Financial Statements (unaudited)
Although unaudited, the interim financial statements in this report reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position, results of operations and cash flows for the interim periods covered and of the financial condition of Fiberstars, Inc. (the “Company”) at the interim balance sheet date. The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

Use of Estimate:
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

A reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Numerator - earnings ( loss )	$(763)	$461	$(1,813)	$(303)
Denominator - Basic and Diluted EPS
Weighted average shares outstanding	7,585	7,219	7,783	7,135
Basic earnings ( loss ) per share	$(0.10)	$0.06	$(0.24)	$(0.04)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Numerator - earnings ( loss )	$(763)	$461	$(1,813)	$(303)
Effect potentially of dilutive securities
Stock options and warrants	—	881	—	—
Denominator - Basic and Diluted EPS
Weighted average shares outstanding (excluding anti-dilutive securities)	7,585	8,100	7,783	7,135
Diluted earnings ( loss ) per share	$(0.10)	$0.06	$(0.24)	$(0.04)

For all periods presented the shares outstanding used for calculating basic and diluted EPS include 120,000 shares of common stock issuable for no cash consideration upon exercise of certain exchange provisions of warrants held by Advanced Lighting Technologies, Inc. ("ADLT").

At June 30, 2005, options and warrants to purchase 2,135,882 shares of common stock were outstanding, but were not included in the calculation of diluted EPS because their inclusion would have been antidilutive. Options to purchase 1,105,322 shares of common stock were outstanding at June 30, 2004, but were not included in the calculation of diluted EPS for the six months ended June 30, 2004 because their inclusion would have been antidilutive.

Stock- Based Compensation
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

	Three months ended June 30,			Six months ended June 30,
	2005		2004	2005	2004
Net loss, as reported		$(763)	$461	$(1,813)	$(303)

Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects		203	—	207	—

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax related effects		(250)	(78)	(366)	(133)

Net loss, pro forma		$(810)	383	$(1,972)	(436)

Basic and Diluted net loss per share—As reported	$	(0.10)	$0.06	$(0.24)	$(0.04)

Basic and Diluted net loss per share—Pro forma		$(0.10)	$0.05	$(0.26)	$(0.06)

Product Warranties
The Company warrants finished goods against defects in material and workmanship under normal use and service for periods of one to three years for illuminators and fiber. A liability for the estimated future costs under product warranties is maintained for products outstanding under warranty (in thousands):

	Six months ended June 30,
	2005	2004
Balance at the beginning of the period	$430	$330
Accruals for warranties issued during the period	479	297
Accruals related to pre-existing warranties (including changes in estimates)	—	45
Settlements made during the period (in cash or in kind)	(516)	(297)
Balance at the end of the period	$393	$375

2. Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost determined using the first-in, first-out cost method) or market and consist of the following (in thousands):

	June 30, 2005	December 31, 2004

Raw materials	$6,380	$6,441
Inventory Reserve	(571)	(513)
Finished goods	2,164	2,505
	$7,973	$8,433

3. Bank Borrowings

The Company had a $5,000,000 Loan and Security Agreement (Accounts Receivable and Inventory) dated December 7, 2001, with Comerica Bank bearing interest equal to prime plus 0.25% per annum computed daily or a fixed rate term option of LIBOR plus 3%. Borrowings under this Loan and Security Agreement were collateralized by its assets and intellectual property. Specific borrowings were tied to accounts receivable and inventory balances, and the Company was required to comply with certain covenants with respect to effective net worth and financial ratios. The Company had no borrowings against this facility as of June 30, 2005 and December 31, 2004. The Company was not in conformity with the bank covenants of the Comerica Bank agreement as of June 30, 2005. The Company agreed to a new bank line of credit agreement with Silicon Valley Bank on August 15, 2005. This credit facility is for $5,000,000 and is secured by accounts receivable. It has a minimum tangible net worth covenant which the Company must meet going forward.

The Company also has available a $448,000 (in UK pounds sterling based on the exchange rate at June 30, 2005) bank overdraft agreement with Lloyds Bank Plc through its UK subsidiary. The Company had no borrowings against this facility as of June 30, 2005 and December 31, 2004. The facility is renewed annually on January 1 and bears an interest rate of 7%.

Through its German subsidiary, the Company maintains a credit facility under an agreement with Sparkasse Neumarkt Bank. This credit facility is in place to finance, and is secured by, its offices in Berching, Germany, owned and occupied by its German subsidiary. As of June 30, 2005, the Company had total borrowings of $408,000 against this credit facility (in Euros, based on the exchange rate at June 30, 2005). As of December 31, 2004, the Company had $477,000 in borrowings against this facility (in Euros, based on the exchange rate at December 31, 2004). Additionally, the Company has a revolving line of credit of $244,000 (in Euros, based on the exchange rate at June 30, 2005) with Sparkasse Neumarkt Bank. As of June 30, 2005, there was a total borrowing of $166,000 (in Euros, based on the exchange rate at June 30, 2005) against this facility, and the Company had no borrowings against this facility as of December 31, 2004. The facility is renewed annually on January 1 and bears an interest rate of 8.75%.

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

A summary of sales by geographic area is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

United States$	$5,847	$6,497	$10,734	$10,509
Germany	372	765	1,412	1,765
United Kingdom	1,325	1,089	2,034	1,931
Other countries	101	199	285	353
	7,645	8,550	$14,465	$14,558

Geographic sales are categorized based on the location of the customer to whom the sales are made.

A summary of sales by product line is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Pool and Spa Lighting	$4,444	5,177	$8,132	$8,235
Commercial Lighting	3,201	3,373	6,333	6,323
	7,645	8,550	$14,465	$14,558

A summary of geographic fixed assets is as follows (in thousands):

	June 30, 2005	December 31, 2004
	(unaudited)
United States	$1,713	$1,624
Germany	667	843
Other Countries	107	137
	$2,487	$2,604

6. Recent pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004) or SFAS 123R, “Share-Based Payments.” SFAS 123R requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees. We will be required to apply SFAS 123R on a modified prospective method. Under this method, we are required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In addition, we may elect to adopt SFAS 123R by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in their pro forma disclosures that had been required by SFAS 123. SFAS 123R is effective for the first fiscal year beginning after June 15, 2005. We have not completed our evaluation of the effect that SFAS 123R will have, but we believe that when adopted it will increase stock-based compensation expense and reduce earnings in a manner previously only presented as pro forma disclosure, with no or little impact on our overall financial position.

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

7. Goodwill and Acquired Intangibles

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

9. Commitments and Contingencies

The Company is a third-party .defendant in a lawsuit pending in the Court of Common Pleas, Cuyahoga County, Ohio filed September 21, 2004. In that matter Sherwin-Williams Company, plaintiff, brought suit against defendant and third-party plaintiff, Wagner Electric Sign Company, or Wagner, for alleged breach of warranty and breach of contract in connection with an allegedly defective sign manufactured and sold by Wagner. The complaint alleges $141,739.06 in compensatory damages. Third-party plaintiff, Wagner, has cross-claimed against us requesting unspecified damages alleging that the signs’ failure, if any, arises from defective fiber optic lighting components, instructions and/or services purportedly supplied to it by us. The Company denies these allegations in our responsive pleadings and discovery proceeds on all claims. While the Company cannot predict as to the ultimate outcome of the litigation, the Company does not currently believe its outcome will have a material impact on our financial condition.

The Company is currently involved in a lawsuit brought by one of our competitors in the swimming pool and spa market, Pentair Water Pool and Spa, Inc. In a lawsuit filed against us on April 5, 2005 in the United States District Court, Northern District of California, Pentair alleges that the manufacture, use and sale of our FX Pool Light infringes three United States patents that Pentair claims to own relevant to certain synchronized light technology, U.S. Patent No. 6,379,025 B1, No. 6,002,216 and No. 6,811,286. In the lawsuit, Pentair is attempting to stop us from selling certain of our synchronized pool light products and to obtain compensatory and treble damages. The Company’s initial response to these allegations has not as yet been filed. Although the Company believes it may have defenses that are meritorious, litigation is unpredictable and the outcome of this matter cannot be determined at this time. If the Company does not prevail, the Company may be ordered to pay damages for past sales and an ongoing royalty for future sales of products found to infringe. The Company could also be ordered to stop selling the challenged FX Pool Light product. If found liable, the Company may or may not be able to redesign our products to avoid future infringement. Any public announcement concerning the litigation that is unfavorable to us may result in a decline in our stock price.

As the Pentair litigation is in its very early stages the Company also does not know how expensive or protracted it will be. The Company believes that this type of litigation often tends to be expensive and protracted. The Company also believes that our intellectual property position with regard to synchronized swimming pool and spa lights may be weakened were the litigation to result in an adverse ruling. Additionally, whether or not the Company is successful in this lawsuit, this litigation could consume substantial amounts of our financial resources and divert management’s attention away from our core business.

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

When used in this discussion, the words "expects," "anticipates," "estimates," ”plan,” and similar expressions are intended to identify forward-looking statements. These statements, which include statements as to our expected sales and gross profit margins, expected operating expenses and capital expenditure levels, our sales and marketing expenses, our general and administrative expenses, expected expenses related to compliance with the Sarbanes-Oxley Act of 2002, the adequacy of capital resources and necessity to raise additional funds, our critical accounting policies, expected restructuring charge related to our consolidation in Solon, Ohio, expected benefits from our consolidation, our reseaserch and development expenses, sources of revenue, our reliance on a limited number customers, our production of new products, increases in manufacturing,and statements regarding pending litigation are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as our ability to manage expenses, our ability to reduce manufacturing overhead and general and administrative expenses as a percentage of sales, our ability to collect on doubtful accounts receivable, our ability to increase cash balances in future quarters, the cost of enforcing or defending intellectual property, unforeseen adverse competitive, economic or other factors that may impact our cash position, risks associated with raising additional funds, risk relating to developing and marketing new products, possible delays in release of products, and risks associated with our pending litigation; and the matters discussed in “Factors that May Affect Results.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

RESULTS OF OPERATIONS

Net sales decreased 11% to $7,645,000 for the quarter ended June 30, 2005, as compared to the same quarter a year ago. The decrease was primarily the result of a 69% decrease in spa lighting sales and 36% decrease in Jazz lighting sales as a result of increased competition in these markets. Despite an increase in worldwide sales of EFO systems of $361,000, commercial lighting sales were also lower by 5% for the second quarter due to lower sales from international markets, particularly Germany. Net sales were $14,465,000 for the first six months of 2005, a decrease of $93,000 compared to the first six months of 2004. This marginal decrease was due to a decline in spa lighting sales for the pool lighting products and a decline in traditional commercial lighting sales in Germany and the U.S., partially offset by an increase in sales in-ground pool products and of EFO systems. We expect net sales to be up slightly in 2005 as a result of an increase in EFO sales offsetting a decline in pool and spa sales. However, the market for our products is highly dependent upon general economic conditions.

Gross profit was $2,922,000 in the second quarter of fiscal 2005, an 18% decrease compared to the same period in the prior year. The gross profit margin as a percentage of sales declined from 42% to 38% for the second quarter of fiscal 2005 as compared to 2004 due to the lower sales not recovering as much fixed manufacturing overhead costs. Gross profit margin declined in both the pool lighting and commercial lighting business because of changes in the product mix and due to increased competition requiring a reduction in prices. Gross profit for the first six months of 2005 was $5,465,000, down 4% from gross profit for the same period last year. Gross profit margin as a percentage of sales decreased slightly to 38% for the first six months of 2004 compared to 39% for the first six months of 2004. The decrease was primarily a result of competitive pricing in the pool and spa market. We expect gross profit margins for the full 2005 year, before any restructure charges, to be approximately the same as in 2004, assuming general economic conditions remain consistent.

Research and development expenses were $400,000 in the second quarter of fiscal 2005, an increase of $183,000 compared with the second quarter of fiscal 2004. Our research and development expense increased due to reduced credits received for achieving milestones under a development contract with the Defense Advanced Research Projects Agency, (“DARPA”), that was signed in February 2003, partially offset by lower personnel and project costs related to government contract work and improvements for existing products. The gross research and development spending along with credits from government contracts is shown in the table:

	Three months ended June 30,		Six months ended June 30,
	(in thousands)		(in thousands)
	2005	2004	2005	2004

Gross expenses for research and development	$723	$923	$1,661	$1,802

Deduct: credits from DARPA & DOE contracts	(380)	(706)	(784)	(1,315)

Net research and development expense	$400	$217	$877	$487

We expect research and development expense to increase for the full year 2005 compared to 2004 due to reduced DARPA credits.

Sales and marketing expenses increased by 8% to $2,388,000 in the second quarter of fiscal 2005 as compared to $2,210,000 for the same period in fiscal 2004. This increase was largely due to an increase in personnel and associated costs. For the first six months of 2005, sales and marketing expenses were $4,708,000 compared to $4,187,000 for the same period in 2004, a 12% increase. The increase was due to higher expenditures for personnel, trade shows, literature and fluctuations in exchange rates. We expect sales and marketing expenses to increase for the full year 2005 as we anticipate increasing our sales and marketing efforts for our new products.

General and administrative costs were $747,000 in the second quarter of fiscal 2005, an increase of 16% compared to the second quarter of fiscal 2004. For the first six months of 2005, general and administrative costs increased by 23% to $1,558,000 compared to $1,268,000 for the same period in 2004. The increase was primarily due to higher accounting, investor conferences and legal fees. We currently do not qualify for accelerated filing status with the SEC as a result of measuring our market capitalization as of June 30, 2005. We will be required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 beginning fiscal year ending December 31, 2006. Estimates of costs required in order to comply with Section 404 for a company of our size range in the order of $500,000 or higher, independent of additional audit fees. Some of these additional expenses will be incurred in the fiscal year 2005. We expect general and administrative expenses to increase in 2005 as compared to 2004 due to anticipated higher accounting fees and expenses associated with the impact of the Sarbanes- Oxley Act of 2002 and anticipated increased legal fees and costs associated with certain ongoing litigation.

In June 2005, we announced our plans to close our Fremont office and consolidate most of our operations in Solon, Ohio, where we have a local sales office and a manufacturing facility. The relocation will result in a one-time restructuring charge of approximately $3.5 million for severance payments, redundancy, lease and inventory write-offs; however, we expect to save approximately $2 million a year in lease and personnel costs compared with current costs. We recognized a $197,000 restructuring charge in the second quarter of fiscal 2005 for costs related to our former CEO’s retirement package. We expect operating expenses to increase this fiscal year as a result of the restructure charge related to our consolidation in Solon, Ohio, with of most of the estimated restructuring charge to be taken during the year 2005.

We recorded a net loss of $763,000 in the second quarter of fiscal 2005 as compared to a net profit of $461,000 in the second quarter of fiscal 2004. For the first six months of 2005, we had a net loss of $1,813,000 compared to a net loss of $303,000 for the same period in 2004. The net loss in 2005 was due primarily to lower gross profit margin and higher operating expenses, including a restructuring charge in the second quarter of 2005 compared to the second quarter of 2004.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents

At June 30, 2005, our cash and cash equivalents were $3,349,000 as compared to $3,609,000 at December 31, 2004, a net cash decrease of $260,000 during the first six months of 2005. This compares to a net cash decrease of $1,297,000 for the same period in 2004, and an ending cash balance of $2,957,000 as of June 30, 2004.

Cash decreased from operations during the first six months of 2005 principally due to a net loss of $1,813,000 and a decrease in accounts payable of $1,204,000. These uses of cash from operations were partially offset by depreciation and amortization of $568,000, a decrease in accounts receivable of $936,000 and a decrease in inventories of $288,000. After these and other adjustments our total net cash used in operating activities in the first half of 2005 was $1,212,000 compared to net cash used of $2,304,000 in the first half of 2004.

Cash Used in Investing Activities

Investing activities used cash of $464,000 during the first six months of 2005, compared to a use of cash of $352,000 for the same period of 2004. During both periods, cash was used for the acquisition of fixed assets. The increase was due to additional fixed assets required in order to move forward with the DARPA and EFO projects.

Cash Provided by Financing Activities

Financing activities contributed $1,535,000 to cash during the first six months of 2005. This net contribution was due primarily to the proceeds from the exercise of warrants and employee stock options for $1,356,000. For the same period in 2004, financing activities, from the exercise of warrants and employee stock options, were $1,032,000.

We had a $5,000,000 Loan and Security Agreement (Accounts Receivable and Inventory) dated December 7, 2001, with Comerica Bank bearing interest equal to prime plus 0.25% per annum computed daily or a fixed rate term option of LIBOR plus 3%. Borrowings under this Loan and Security Agreement were collateralized by our assets and intellectual property. Specific borrowings are tied to accounts receivable and inventory balances, and we were required to comply with certain covenants with respect to effective net worth and financial ratios. We had no borrowings against this facility as of June 30, 2005 and December 31, 2004. We were not in conformity with the bank covenants of the Comerica Bank agreement as of June 30, 2005. We agreed to a new bank line of credit agreement with Silicon Valley Bank on August 15, 2005. This credit facility is for $5,000,000 and is secured by accounts receivable. It has a minimum tangible net worth covenant which we must meet going forward.

We also have a $448,000 (in UK pounds sterling based on the exchange rate at June 30, 2005) bank overdraft agreement with Lloyds Bank Plc through its UK subsidiary. There were no borrowings against this facility as of June 30, 2005 and December 31, 2004. The facility is renewed annually on January 1 and bears an interest rate of 7%.

Through our German subsidiary, we maintain a credit facility under an agreement with Sparkasse Neumarkt Bank. This credit facility is in place to finance, and is secured by, our offices owned and occupied by our German subsidiary. As of June 30, 2005, we had total borrowings of $408,000 (in Euros, based on the exchange rate at June 30, 2005) against this credit facility. As of December 31, 2004, we had $477,000 (in Euros, based on the exchange rate at December 31, 2004) borrowed against this facility. Additionally, we have a revolving line of credit of $244,000 (in Euros, based on the exchange rate at June 30, 2005) with Sparkasse Neumarkt Bank. As of June 30, 2005, there was a total borrowing of $166,000 (in Euros, based on the exchange rate at June 30, 2005) against this facility, and there were no borrowings against this facility as of December 31, 2004. The facility is renewed annually on January 1 and bears an interest rate of 8.75%.

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

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004) or SFAS 123R, “Share-Based Payments.” SFAS 123R requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees. We will be required to apply SFAS 123R on a modified prospective method. Under this method, we are required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In addition, we may elect to adopt SFAS 123R by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in their pro forma disclosures that had been required by SFAS 123. SFAS 123R is effective for the first fiscal year beginning after June 15, 2005. We have not completed our evaluation of the effect that SFAS 123R will have, but we believe that when adopted it will increase stock-based compensation expense and reduce earnings in a manner previously only presented as pro forma disclosure, with no or little impact on our overall financial position.

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

Factors that May Affect Results

We may encounter difficulties, including higher than anticipated costs and the diversion of management’s attention, as a result of the restructuring of our business and the relocation of our headquarters from California to Ohio.

In June 2005, we announced a reorganization and restructuring of Fiberstars and our plan to relocate our headquarters to our facility in Solon, Ohio. We may incur higher than anticipated costs or delays in closing our Fremont, California facility, and this restructuring could result in the diversion of the efforts of our senior management and other key employees from our business operations. Our operating and financial results could be adversely affected by the risks associated with this relocation, including unanticipated delays, ineffective transition of responsibilities or systems, the retention of certain key employees and the hiring of accounting personnel in Ohio, which may affect our ability to maintain adequate disclosure controls and procedures during this period of restructuring. The relocation could negatively affect our relationship with our customers, suppliers and distributors, which could result in a loss of revenue. In addition, our planned manufacturing changes may not be successful and our anticipated cost savings may be unattainable or delayed.

In connection with the restructuring, we also made changes to our senior management, including the appointment of a new Chief Executive Officer and Chief Technology Officer. These changes could affect our relationship with our employees, customers, suppliers, distributors and strategic partners. Failure to effectively complete this restructuring could negatively impact our business or results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2005, we had $744,000 in cash held in foreign currencies based on the exchange rates at June 30, 2005. The balances for cash held overseas in foreign currencies are subject to exchange rate risk. We have a policy of maintaining cash balances in local currencies unless an amount of cash is occasionally transferred in order to repay inter-company debts.

As of June 30, 2005, we had a total borrowing of $407,000 (in Euros, based on the exchange rate at June 30, 2005) against a credit facility secured by real property owned by our German subsidiary. As of December 31, 2004, we had $477,000 (in Euros, based on the exchange rate at December 31, 2004) borrowed against this credit facility.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet, and management believes they meet, reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As the Pentair litigation is in its very early stages we do not know how expensive or protracted it will be. We believe, however, that this type of litigation often tends to be expensive and protracted. We also believe that our intellectual property position with regard to synchronized swimming pool and spa lights may be weakened were the litigation to result in an adverse ruling. Additionally, whether or not we are successful in this lawsuit, this litigation could consume substantial amounts of our financial resources and divert management’s attention away from our core business.

Item 4. Submission of Matter to a Vote of Security Holders

We held an Annual Meeting of our Shareholders on June 22, 2005, at which the following occurred:

ELECTION OF DIRECTORS TO THE BOARD OF DIRECTORS: The shareholders elected David N. Ruckert, John B. Stuppin, Jeffrey H. Brite, Michael Kasper, Paul von Paumgartten and Philip Wolfson as Directors. The votes on the matters were as follows:

David N. Ruckert
FOR	5,895,150
WITHHELD	82,549

John B. Stuppin
FOR	5,895,837
WITHHELD	81,862

Jeffrey H. Brite
FOR	5,926,447
WITHHELD	51,252

Michael Kasper
FOR	5,918,487
WITHHELD	59,212

Paul von Paumgartten
FOR	5,966,674
WITHHELD	11,025

Philip Wolfson
FOR	5,831,697
WITHHELD	146,002

RATIFICATION OF THE SELECTION BY THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS OF GRANT THORNTON LLP AS OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS: The shareholders ratified the selection by the Audit Committee of the Board of Directors of Grant Thornton LLP as our independent registered public accountants for the 2005 fiscal year. The vote on the matter was as follows:

FOR	5,953,749
WITHHELD	1,935
ABSTAIN	22,015

Item 6. Exhibits and Reports on Form 8-K

Exhibit Number	Description of Documents
3(ii)	Certificate of Amendment of Bylaws dated April 27, 2005 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 27, 2005).
10.1
Fourth Amended to Loan and Security Agreement (Accounts and Inventory) and Amended and Restated Inventory Rider (Revolving Advances) dated April 27, 2005, by and between the Registrant and Comerica Bank (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 10, 2005).

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

FIBERSTARS, INC.

Date: August 15, 2005	By:	/s/ John M. Davenport
John M. Davenport Chief Executive Officer

By:	/s/ Robert A. Connors
Robert A. Connors Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description of Documents
3(ii)	Certificate of Amendment of Bylaws dated April 27, 2005 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 27, 2005).
10.1
Fourth Amended to Loan and Security Agreement (Accounts and Inventory) and Amended and Restated Inventory Rider (Revolving Advances) dated April 27, 2005, by and between the Registrant and Comerica Bank (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 10, 2005).

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