Form 10-Q
period 2005-09-30
FIBERSTARS INC /CA/
filed 2005-11-14
CIK 924168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

The number of outstanding shares of the registrants’ Common Stock, $0.0001 par value, as of October 31, 2005 was 8,143,074.

TABLE OF CONTENTS

Part I - FINANCIAL INFORMATION

Item 1.   Financial Statements

FIBERSTARS, INC.

CONDENSED

CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,366	$3,609
Accounts receivable trade, net	4,865	7,224
Notes and other accounts receivable	45	152
Inventories, net	8,149	8,433
Prepaid and other current assets	992	455
Total current assets	18,417	19,873

Fixed assets, net	2,274	2,604
Goodwill, net	4,158	4,279
Intangibles, net	33	150
Other assets	77	112
Total assets	$24,959	$27,018

LIABILITIES
Current liabilities:
Accounts payable	$2,758	$2,920
Accrued liabilities	2,879	2,374
Short-term bank borrowings	127	38
Total current liabilities	5,764	5,332
Long-term bank borrowings	395	484
Total liabilities	6,159	5,816

Commitments and contingencies (Note 9)

SHAREHOLDERS’ EQUITY
Common stock	1	1
Additional paid-in capital	29,283	27,520
Unearned stock-based compensation	(389)	(490)
Accumulated other comprehensive income	283	662
Accumulated deficit	(10,378)	(6,491)
Total shareholders’ equity	18,800	21,202
Total liabilities and shareholders’ equity	$24,959	$27,018

The accompanying notes are an integral part of these financial statements

FIBERSTARS, INC.

CONDENSED

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net sales	$7,638	$7,333	$22,102	$21,890
Cost of sales	4,680	4,588	13,679	13,478
Gross profit	2,958	2,745	8,423	8,412
Operating expenses:

Research and development	639	117	1,516	603
Sales and marketing	2,611	2,068	7,319	6,254
General and administrative	766	598	2,324	1,868
Restructuring expense	904	—	1,102	—
Total operating expenses	4,920	2,783	12,261	8,725
Loss from operations	(1,962)	(38)	(3,838)	(313)
Other income (expense):
Other income(expense)	(11)	1	10	—
Interest income (expense), net	(11)	(42)	4	(63)

Loss before income taxes	(1,984)	(79)	(3,824)	(376)
Benefit from (provision for) income taxes	(90)	19	(63)	13
Net loss	$(2,074)	$(60)	$(3,887)	$(363)

Net income loss per share – basic and diluted	$(0.25)	$(0.01)	$(0.50)	$(0.05)

Shares used in computing net loss per share – basic and diluted	8,169	7,278	7,782	7,183

The accompanying notes are an integral part of these financial statements

FIBERSTARS, INC.

CONDENSED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(amounts in thousands)

(unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,
	2005	2004	2005	2004
Net loss	$(2,074)	$(60)	$(3,887)	$(363)

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(119)	(54)	(600)	(32)
Benefit (provision) for income taxes	44	20	221	12
Comprehensive loss	$(2,149)	$(94)	$(4,288)	$(383)

The accompanying notes are an integral part of these financial statements

FIBERSTARS, INC.

CONDENSED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(3,887)	$(363)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	887	767
Non-cash stock option expense	334	48
Changes in assets and liabilities:
Accounts receivable	2,226	572
Notes and other receivables	34	43
Inventories	100	(1,564)
Prepaid and other current assets	(542)	(493)
Other assets	35	(78)
Accounts payable	(112)	(71)
Accrued liabilities	746	(212)
Total adjustments	3,708	(1084)
Net cash used in operating activities	(179)	(1,477)

Cash flows from investing activities:

Acquisition of fixed assets	(532)	(448)
Net cash used in investing activities	(532)	(448)

Cash flows from financing activities:
Cash proceeds from exercise of stock options	1,530	1,803
Proceeds from (repayment of) short term bank borrowings and bank overdraft, net	—	44
Collection of loan made to shareholder	—	224
Other long-term liabilities	106	(25)
Net cash provided by financing activities	1,636	2,046

Effect of exchange rate changes on cash	(168)	(117)

Net decrease in cash and cash equivalents	757	130
Cash and cash equivalents, beginning of period	3,609	4,254
Cash and cash equivalents, end of period	$4,366	$4,384

The accompanying notes are an integral part of these financial statements

FIBERSTARS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

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

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS is computed by giving effect to all dilutive potential common shares that were outstanding during the period.  Dilutive potential common shares consist of incremental shares upon exercise of stock options and warrants.

A reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Numerator - net loss	$(2,074)	$(60)	$(3,887)	$(363)
Denominator - Basic and Diluted EPS
Weighted average shares outstanding	8,169	7,278	7,782	7,183
Basic and Diluted net loss per share	$(0.25)	$(0.01)	$(0.50)	$(0.05)

At September 30, 2005, options and warrants to purchase 1,838,912 shares of common stock were outstanding, but were not included in the calculation of diluted EPS because their inclusion would have been antidilutive.  Options and warrants to purchase 2,207,000 shares of common stock were outstanding at September 30, 2004, but were not included in the calculation of diluted EPS for the nine months ended September 30, 2004 because their inclusion would have been antidilutive.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net loss, as reported	$(2,074)	$(60)	$(3,887)	$(363)

Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	5	36	212	48

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax related effects	(132)	(96)	(498)	(243)

Net loss, pro forma	$(2,201)	$(120)	$(4,173)	$(558)

Basic and Diluted net loss per share—As reported	$(0.25)	$(0.01)	$(0.50)	$(0.05)

Basic and Diluted net loss per share—Pro forma	$(0.27)	$(0.02)	$(0.54)	$(0.08)

Product Warranties

The Company warrants finished goods against defects in material and workmanship under normal use and service for periods of one to three years for illuminators and fiber.  A liability for the estimated future costs under product warranties is maintained for products outstanding under warranty (in thousands):

	Nine months ended September 30,
	2005	2004
Balance at the beginning of the period	393	330
Accruals for warranties issued during the period	210	516
Accruals related to pre-existing warranties (including changes in estimates)	—	75
Settlements made during the period (in cash or in kind)	(210)	(516)
Balance at the end of the period	393	405

2.   Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost determined using the first-in, first-out cost method) or market and consist of the following (in thousands):

	September 30, 2005	December 31, 2004

Raw materials	$6,471	$6,441
Inventory Reserve	(661)	(513)
Finished goods	2,339	2,505
	$8,149	$8,433

3.   Bank Borrowings

The Company had a $5,000,000 Loan and Security Agreement (Accounts Receivable and Inventory) dated August 15, 2005, with Silicon Valley Bank bearing interest equal to prime plus 1.75% per annum computed daily.   Borrowings under this Loan and Security Agreement were collateralized by its assets and intellectual property.  Specific borrowings were tied to accounts receivable and inventory balances, and the Company is required to comply with certain covenants with respect to effective net worth . The Company had no borrowings against this facility as of September 30, 2005.  The Company was in conformity with the bank covenants of the Silicon Valley Bank agreement as of September 30, 2005.  Prior to August 15, 2005, the Company had a bank line of credit agreement with Comerica Bank and had no borrowings as of December 31, 2004 under this facility.

We also have a $440,000 (in UK pounds sterling based on the exchange rate at September 30, 2005) bank overdraft agreement with Lloyds Bank Plc through its UK subsidiary.  There were no borrowings against this facility as of September 30, 2005 and December 31, 2004.  The facility is renewed annually on January 1 and bears an interest rate of 7%.

Through our German subsidiary, we maintain a credit facility under an agreement with Sparkasse Neumarkt Bank.  This credit facility is in place to finance, and is secured by our offices owned and occupied by our German subsidiary.   As of September 30, 2005, we had total borrowings of $395,000 (in Euros, based on the exchange rate at September 30, 2005) against this credit facility.  As of December 31, 2004, we had $477,000 (in Euros, based on the exchange rate at December 31, 2004) borrowed against this facility.    Additionally, we have a revolving line of credit of $180,000 (in Euros, based on the exchange rate at September 30, 2005) with Sparkasse Neumarkt Bank.  As of September 30, 2005, there was a total borrowing of $110,000 (in Euros, based on the exchange rate at September 30, 2005) against this facility, and there were no borrowings against this facility as of December 31, 2004.  The facility is renewed annually on January 1 and bears an interest rate of 8.75%.

4.   Comprehensive Operations

Comprehensive income (loss) is defined as net income (loss) plus sales, expenses, gains and losses that, under generally accepted accounting principles, are included in comprehensive income (loss) but excluded from net income (loss).  A separate statement of comprehensive operations has been presented with this report.

5.   Segments and Geographic Information

The Company operates in a single industry segment that manufactures, markets, and sells fiber optic lighting products.  The Company has two primary product lines:  the pool and spa lighting product line and the commercial lighting product line, each of which markets and sells fiber optic lighting products.  The Company markets its products for worldwide distribution primarily through independent sales representatives, distributors and swimming pool builders in North America, Europe and the Far East.

A summary of sales by geographic area is as follows (in thousands):

	Nine months ended September 30,
	2005	2004

United States	$15,081	$15,724
Germany	2,469	2,447
United Kingdom	3,751	3,089
Other countries	801	630
	$22,102	$21,890

Geographic sales are categorized based on the location of the customer to whom the sales are made.

A summary of sales by product line is as follows (in thousands):

	Nine months ended September 30,
	2005	2004

Pool and Spa Lighting	$11,471	$12,424
Commercial Lighting	10,631	9,466
	$22,102	$21,890

A geographic summary of  fixed assets is as follows (in thousands):

	September 30, 2005	December 31, 2004
	(unaudited)
United States	$1,564	$1,624
Germany	619	843
Other countries	91	137
	$2,274	$2,604

6.   Recent pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004) or SFAS 123R, “Share-Based Payments.”  SFAS 123R requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees. The Company will apply SFAS 123R using the modified prospective method. Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In addition, the Company may elect to adopt SFAS 123R by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in the pro forma disclosures that had been required by SFAS 123. SFAS 123R is effective for the first fiscal year beginning after December 15, 2005.  In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff’s views regarding valuation of share based payment arrangements.  When adopted SFAS 123R with SAB 107 will increase stock-based compensation expense and reduce earnings in a manner previously only presented as pro forma disclosure, with no or little impact on the Company’s overall financial position.

In December 2004, the FASB issued SFAS No.151, “Inventory Costs,” which amends part of ARB 43, “Inventory Pricing,” concerning the treatment of certain types of inventory costs.  The provisions of ARB No. 43 provided that certain inventory-related costs, such as double freight, re-handling, might be “so abnormal” that they should be charged against current earnings rather than be included in the cost of inventory and, that is capitalized to future periods. As amended by SFAS No. 151, the “so-abnormal” criterion has been eliminated. Thus, all such (abnormal) costs are required to be treated as current-period charges under all circumstances. In addition, fixed production overhead should be allocated based on the normal capacity of the production facilities, with unallocated overhead charged to expense when incurred.  SFAS 151 is required to be adopted for fiscal years beginning after June 15, 2005.  The Company is assessing the impact of adopting SFAS No.151, but does not believe its adoption will have a material impact on the overall financial position.

7.   Goodwill and Acquired Intangibles

In February 2000, the Company purchased certain assets of Unison Fiber Optic Systems, Inc. and accounted for the acquisition as a purchase.  Acquired intangible assets are being amortized using the straight-line method over the estimated useful life of the assets ranging from 3 to 7 years.

8.   Income Taxes

A full valuation allowance is recorded against the Company’s U.S. deferred tax assets as management cannot conclude, based on available objective evidence, whether and when the gross value of its deferred tax assets will be realized.  The Company accrues foreign tax expenses or benefits as these are incurred.

9.   Commitments and Contingencies

The Company is a third-party defendant in a lawsuit pending in the Court of Common Pleas, Cuyahoga County, Ohio filed September 21, 2004. In that matter Sherwin-Williams Company, plaintiff, brought suit against defendant and third-party plaintiff, Wagner Electric Sign Company, or Wagner, for alleged breach of warranty and breach of contract in connection with an allegedly defective sign manufactured and sold by Wagner. The complaint alleges $141,739 in compensatory damages. Third-party plaintiff, Wagner, has cross-claimed against the Company requesting unspecified damages alleging that the signs’ failure, if any, arises from defective fiber optic lighting components, instructions and/or services purportedly supplied to it by the Company. The Company denies these allegations in its responsive pleadings and discovery proceeds on all claims. While the Company cannot predict as to the ultimate outcome of the litigation, the Company does not currently believe its outcome will have a material impact on its financial condition.

On September 8, 2005, the Company entered into a settlement agreement with Pentair Water Pool and Spa, Inc.  In a lawsuit filed against the Company on April 5, 2005 in the United States District Court, Northern District of California, Pentair alleged that the manufacture, use and sale of the Company’s FX Pool Light infringed three United States patents that Pentair claims to own relevant to certain synchronized light technology.   On September 12, 2005, the count approved a stipulated dismissal, with prejudice, of all claims and counterclaims. The settlement was recorded in sales and marketing expenses.

10.   Restructuring

On June 28, 2005, the Company announced a major restructuring in which it will be moving the base of its operations from Fremont, CA to Solon, OH.  During the third quarter the Company charged to operations $904,000 for costs associated with the reorganization.    The restructuring charge consists of severance, redundant facility and personnel, contractual buy-out payments, and moving costs.  The Company estimates the total restructuring charge will be $3.5 million by the end of December 2005.

11.  Related Party Transactions

On September 19, 2005, the Company entered into a master services agreement and related ancillary agreements with Advanced Lighting Technologies, Inc. (“ADLT”).  These agreements include development agreements governing the provision of research and development services by ADLT to the Company, and by the Company to ADLT, which agreements are subject to pre-determined cost limitations and the ability of either party to terminate these agreements for convenience and with proper notice, and under which the Company expect ADLT to develop new lamps for the Company’s energy efficient lighting system known as EFO®, and ADLT expects the Company to adapt the Company’s patented CPC optic technology to certain ADLT products; an equipment purchase and supply agreement governing the Company’s purchase of manufacturing equipment from ADLT and the supply of support and manufacturing services by ADLT related to the purchased equipment; a mutual supply agreement governing the sale and purchase of the Company’s products by ADLT and of ADLT’s products by the Company; and a cross license agreement governing the mutual grant of rights and licenses between the Company and ADLT for specified uses of intellectual property.  These agreements became effective upon ADLT’s sale of certain shares of the Company’s common stock in connection with the completion of the public offering of the shares of the Company’s Common Stock on November 8, 2005, as described in a registration statement on Form S-3 filed with the Securities and Exchange Commission on September 19, 2005, in which ADLT participated as a selling shareholder.

12.  Follow-On Stock Offering

On September 19, 2005, the Company filed a Form S-3 registration statement with the Securities and Exchange Commission for the sale of an aggregate of 3,206,645 shares of Common Stock which included the issuance of 2,500,000 new shares to be sold by the Company and 706,645 shares to be sold by certain selling shareholders.  The purchase price of the Common Stock was set at $8.25 per share on November 2, 2005, which was approximately a 5% discount on the closing price on that day.  As of that date, the Company sold 3,016,645 shares of Common Stock, including 2,500,000 shares from the Company and a reduced amount of 516,645 shares of Common Stock from certain selling shareholders.  The Company also granted the underwriters a 30-day option to purchase up to an additional 452,497 shares of Common Stock to cover over-allotments, which the underwriters exercised on November 9, 2005.  The sale of stock was completed on November 8, 2005 with total gross proceeds of $20.6 million from the sale of the 2,500,000 shares sold by the Company.  The Company received net proceeds of approximately $19.4 million after deducting the 6% fee to the underwriters.

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

When used in this discussion, the words “expects,” “anticipates,” “estimates,” “plan,” and similar expressions are intended to identify forward-looking statements. These statements, which include statements as to our expected sales and gross margins,  expected operating expenses, our research and development expenses, our sales and marketing expenses, our general and administrative expenses, expected expenses related to compliance with the Sarbanes-Oxley Act of 2002, expenses related to ongoing litigation, the adequacy of capital resources and necessity to raise additional funds, our critical accounting policies, expected restructuring charge related to our consolidation in Solon, Ohio, our business strategy and allocation of resources, use of offshore suppliers and assemblies, our introduction of new products, dependence on a limited number of customers, and statements regarding litigation matters are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as our ability to manage expenses, our ability to reduce manufacturing overhead and general and administrative expenses as a percentage of sales, our ability to collect on doubtful accounts receivable, our ability to increase cash balances in future quarters, the cost of enforcing or defending intellectual property, unforeseen adverse competitive, economic or other factors that may impact our cash position, risks associated with raising additional funds, and risks associated with the restructuring and relocation. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

RESULTS OF OPERATIONS

Net Sales

Net sales increased 4% to $7.6 million for the quarter ended September 30, 2005, as compared to the same quarter a year ago.  The increase was primarily the result of higher sales in commercial lighting in the third quarter of $4.3 million as compared to $3.1 million for the same period in 2004, partially offset by lower pool and spa lighting sales of $3.3 million compared to $4.2 million in 2004.  The higher commercial lighting sales were primarily a result of higher sales for EFO and for LED products.  The lower pool and spa lighting sales were primarily due to lower sales of portable spas and the Jazz/FX line.  Net sales were $22.1 million for the first nine months of 2005, an increase of $212,000 compared to the first nine months of 2004.  This increase was mainly due to increased sales in commercial lighting of $1,165,000, primarily the EFO products, partially offset by a decline in pool lighting products of $953,000.  We expect overall net sales to be relatively flat in 2005 as a result of an increase in EFO sales in the second half of 2005, offsetting a decline in pool and spa lighting sales.

Gross Profit

Gross profit was $3.0 million in the third quarter of 2005, an 8% increase compared to the same period in the prior year.  The gross profit margin as a percentage of sales increased from 37% to 39% for the third quarter of 2005 as compared to the third quarter of 2004 due to higher gross profit margin in Europe.  Gross profit for the first nine months of 2005 was $8.4 million, about the same as gross profit for the same period last year.  Gross profit margin as a percentage of sales remained unchanged at 38% for the nine months of 2005 compared to the first nine months of 2004.   We expect gross margins for the full 2005 year, before any restructuring charges, to be approximately the same as in 2004, assuming general economic conditions remain consistent.

Operating Expenses

Research and Development.  Research and development expenses were $639,000 in the third quarter of 2005, an increase of $522,000 compared to the third quarter of 2004.  Our research and development expense increased due to reduced credits received for achieving milestones under a development contract with the Defense Advanced Research Projects Agency,  or DARPA, that was signed in February 2003, combined with higher costs for prototyping new fixtures for EFO.   The gross research and development spending along with credits from government contracts is shown in the table:

	Three months ended		Nine months ended
	September 30,		September 30,
	(in thousands)		(in thousands)
	2005	2004	2005	2004
Gross expenses for research and development	$1,253	$840	$3,149	$2,619

Deduct: credits from DARPA & DOE contracts	(614)	(723)	(1,633)	(2,016)

Net research and development expense	$639	$117	$1,516	$603

We expect research and development expense to increase for the full year 2005 compared to 2004 due to reduced DARPA credits.

Sales and Marketing.  Sales and marketing expenses increased by 26% to $2.6 million in the third quarter of 2005 as compared to $2.1 million for the same period in 2004.  This increase was largely due to the settlement expense of the Pentair lawsuit, option expense and other expenses involved in promoting our products.  For the first nine months of 2005, sales and marketing expenses were $7.3 million compared to $6.3 million for the same period in 2004, a 17% increase.  The increase was due to higher expenditures for personnel, trade shows, literature and fluctuations in exchange rates, including the settlement of the Pentair lawsuit.  We expect sales and marketing expense to increase for the full year 2005 as we anticipate increasing our sales and marketing efforts for our new EFO systems.

General and Administrative.  General and administrative costs were $766,000 in the third quarter of 2005, an increase of 28% compared to $598,000 for the third quarter of 2004.  For the first nine months of 2005, general and administrative costs increased by 24% to $2.3 million compared to $1.9 million for the same period in 2004.  The increase was primarily due to higher accounting, investor conferences and legal fees.  We expect to be required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 for the year ending December 31, 2006. Estimates of costs required to comply with Section 404 for a company of our size range in the order of $500,000 or higher, independent of additional audit fees. Some of these additional expenses will be incurred in 2005. We expect general and administrative expenses to increase in absolute dollars in 2005 as compared to 2004 due to anticipated higher accounting fees and expenses associated with the impact of the Sarbanes- Oxley Act of 2002 and anticipated increased legal fees and costs associated with certain ongoing litigation.

In June 2005, we announced our plans to close our Fremont office and consolidate most of our operations in Solon, Ohio, where we have a local sales office and a manufacturing facility. The relocation will result in a one-time restructuring charge of approximately $3.5 million for severance payments, redundancy, lease and inventory write-offs. We recognized a $904,000 restructuring charge in the third quarter of 2005 and $1.1 million for the first nine months of 2005.  We expect operating expenses to increase significantly in 2005 as a result of the restructuring charge related to our consolidation in Solon, Ohio, with most of the estimated restructuring charge to be incurred during 2005.

Net Loss

We recorded a net loss of $2.1 million in the third quarter of 2005 as compared to a net loss of $60,000 in the third quarter of fiscal 2004.  For the first nine months of 2005, we had a net loss of $3.9 million compared to a net loss of $363,000 for the same period in 2004.  The net loss in the first nine months of 2005 was due primarily to higher operating expenses, including a $904,000 restructuring charge in the third quarter of 2005 compared to no such charge in the third quarter of 2004.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

At September 30, 2005, our cash and cash equivalents were $4.4 million as compared to $3.6 million at December 31, 2004, a net cash increase of $757,000 during the first nine months of 2005.  This compares to a net cash decrease of $130,000 for the same period in 2004, and an ending cash balance of $4,384,000 as of September 30, 2004.

Cash Flows from Operating Activities

Cash from operations decreased during the first nine months of 2005 principally due to the net loss of $3.9 million combined with an increase in prepaid expenses of $542,000.   This use of cash was partially offset by a decrease in accounts receivable of $2.2 million, an increase in accrued liabilities of $746,000 and by depreciation and amortization of $887,000.   After these and other adjustments, our total net cash used in operating activities in the first nine months of 2005 was $179,000 compared to net cash used of $1.5 million in the first nine months of 2004.

Cash Used in Investing Activities

Investing activities used cash of $532,000 during the first nine months of 2005, compared to a use of cash of $448,000 for the same period of 2004.  During both periods, cash was used for the acquisition of fixed assets.  The increase was due to additional fixed assets required in order to move forward with the DARPA and EFO projects.

Cash Provided by Financing Activities

Financing activities contributed $1.6 million to cash during the first nine months of 2005.  This net contribution was due primarily to the proceeds from the exercise of warrants and employee stock options for $1.5 million.  For the same period in 2004, financing activities from the exercise of warrants and employee stock options, were $1.8 million.

The Company had a $5.0 million Loan and Security Agreement (Accounts Receivable and Inventory) dated August 15, 2005, with Silicon Valley Bank bearing interest equal to prime plus 1.75% per annum computed daily.   Borrowings under this Loan and Security Agreement were collateralized by the Company’s assets and intellectual property.  Specific borrowings were tied to accounts receivable and inventory balances, and the Company is required to comply with certain covenants with respect to effective net worth. The Company had no borrowings against this facility as of September 30, 2005.  The Company was in conformity with the bank covenants of the Silicon Valley Bank agreement as of September 30, 2005.  Prior to August 15, 2005, the Company had a bank line of credit agreement with Comerica Bank and had no borrowings as of December 31, 2004 under this facility.

We also have a $440,000 (in UK pounds sterling based on the exchange rate at September 30, 2005) bank overdraft agreement with Lloyds Bank Plc through our UK subsidiary.  There were no borrowings against this facility as of September 30, 2005 and December 31, 2004.  The facility is renewed annually on January 1 and bears an interest rate of 7%.

Through our German subsidiary, we maintain a credit facility under an agreement with Sparkasse Neumarkt Bank.  This credit facility is in place to finance, and is secured by, the offices owned and occupied by our German subsidiary.   As of September 30, 2005, we had total borrowings of $395,000 (in Euros, based on the exchange rate at September 30, 2005) against this credit facility.  As of December 31, 2004, we had $477,000 (in Euros, based on the exchange rate at December 31, 2004) borrowed against this facility.    Additionally, we have a revolving line of credit of $180,000 (in Euros, based on the exchange rate at September 30, 2005) with Sparkasse Neumarkt Bank.  As of September 30, 2005, there was a total borrowing of $110,000 (in Euros, based on the exchange rate at September 30, 2005) against this facility, and there were no borrowings against this facility as of December 31, 2004.  The facility is renewed annually on January 1 and bears an interest rate of 8.75%.

On September 19, 2005, we filed a Form S-3 registration statement with the Securities and Exchange Commission for the sale of an aggregate of 3,206,645 shares of Common Stock which included the issuance of 2,500,000 new shares to be sold by Fiberstars and 706,645 shares to be sold by certain selling shareholders.  The purchase price of the Common Stock was set at $8.25 per share on November 2, 2005, which was approximately a 5% discount on the closing price on that day. As of that date, the Company sold 3,016,645 of Common Stock, including 2,500,000 shares from Fiberstars and a reduced amount of 516,645 shares of Common Stock from certain selling shareholders.  We also granted the underwriters a 30-day option to purchase up to an additional 452,497 shares of Common Stock from us to cover over-allotments, which the underwriters exercised on November 9, 2005.   The sale of stock was completed on November 8, 2005 with total gross proceeds of $20.6 million from the sale of the 2,500,000 shares sold by us. We received net proceeds of approximately $19.4 million after deducting the 6% fee to the underwriters.

We believe that our existing cash balances, funds received from the financing described above and funds available to us through our bank lines of credit together with funds that we anticipate generating from our operations, will be sufficient to finance our currently anticipated working capital requirements and capital expenditure requirements for at least the next 12 to 18 monthse months.  However, a sudden increase in product demand requiring a significant increase in manufacturing capability, or unforeseen adverse competitive, economic or other factors may impact our cash position, and thereby affect operations.  From time to time we may be required to raise additional funds through public or private financing, strategic relationships or other arrangements.  There can be no assurance that such funding, if needed, will be available on terms acceptable to us, or at all.  Furthermore, any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants.  Strategic arrangements, if necessary to raise additional funds, may require that we relinquish rights to certain of our technologies or products.  Failure to generate sufficient revenues or to raise capital when needed could have an adverse impact on our business, operating results and financial condition, as well as our ability to achieve intended business objectives.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004) or SFAS 123R, “Share-Based Payments.”  SFAS 123R requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees. We will be required to apply SFAS 123R on a modified prospective method. Under this method, we are required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In addition, we may elect to adopt SFAS 123R by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in the pro forma disclosures that had been required by SFAS 123. SFAS 123R is effective for the first fiscal year beginning after December 15, 2005.  In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff’s views regarding valuation of share based payment arrangements.  We have not completed our evaluation of the effect that SFAS 123R with SAB 107 will have, but we believe that when adopted it will increase stock-based compensation expense and reduce earnings in a manner previously only presented as pro forma disclosure, with no or little impact on our overall financial position.

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

Factors that May Affect Results

We have recently changed the focus of our business and may be unsuccessful or experience difficulties in implementing this change. If this occurs, we may not be able to achieve operating profitability.

In connection with the reorganization and restructuring of Fiberstars, we intend to shift the primary focus of our business from our pool and spa products to products using our EFO technology. While we intend to continue designing and manufacturing pool and spa products, we plan to allocate significant resources to the development, marketing and distribution of our EFO system in the accent lighting market. We have a limited operating history in this market, and our shift in focus may affect our ability to accurately forecast sales, establish adequate reserves, estimate amounts of warranty and returns and other similar expenses. Our ability to achieve and maintain profitability depends on our ability to successfully implement our new business strategy.

Our operating results are subject to fluctuations caused by many factors that could result in decreased revenue and a decline in the price of our common stock.

Our quarterly operating results can vary significantly depending upon a number of factors including:

• the lighting market’s acceptance of, and demand for, our products;

• the level and seasonality of orders and the delivery of new products;

• the continued availability of our current manufacturing channels and raw material suppliers;

• the continued availability of our distributors or the availability of replacement distribution channels;

• fluctuations in our sales volumes and mix of low and high margin products;

• product development and marketing expenditures, which are made well in advance of potential resulting revenue;

• increased expenses in research and development if we are not able to meet certain milestones in our Defense Advanced Research Project Agency, or DARPA, contracts;

• the seasonality of the construction industry, which results in a substantial portion of our historical quarterly sales in the last month of each of the second and fourth quarters of the year;

• a significant portion of our expenses are relatively fixed, and if sales fall below our expectations, we will not be able to make any significant adjustment in our operating expenses; and

• the impact of natural disasters, terrorist acts and other unforeseeable catastrophic events.

Although we attempt to control our expense levels, these levels are based, in part, on anticipated revenue. Therefore, we may not be able to control spending in a timely manner to compensate for any unexpected revenue shortfall.

You should not rely on period-to-period comparisons of our operating results as an indication of future performance. The results may be below the expectations of market analysts or investors, which would likely cause our share price to decline.

Our future success is highly dependent on the successful adoption of EFO systems by the lighting market, which is traditionally slow in adopting new technologies.

EFO is a relatively new and unproven type of lighting that may not achieve acceptance by lighting designers or other consumers of lighting products. Our potential retail customers are widespread and independent, and their decisions are influenced by a variety of factors which are often unique to each customer. These customers have multiple choices in lighting designs and products, including incandescent and fluorescent technologies, and may be averse to adopting new technology or incurring the costs of utilizing new technologies. In addition, these alternative lighting products are manufactured by large, established companies with significantly greater resources than us for developing energy efficient lighting. As a result, even if potential customers choose to adopt new lighting technologies, our products still may not be utilized. Even if some customers utilize our products on a limited basis, there is no guarantee that they will expand their use of or continue to utilize our products.

One of our significant markets is large-scale new construction, including retail and grocery stores. Effective lighting by these customers is a critical element in showcasing merchandise and promoting sales. As a result, these customers are reluctant to change current lighting products for fear of losing sales. In order to penetrate these markets, we must persuade this customer base that the adoption of our EFO systems will not negatively impact their business. This process is slow, time-consuming and expensive. If our EFO system is not adopted by this customer base, we may not generate sufficient revenue to offset the cost of bringing our EFO technology into these target markets.

Finally, successful penetration in certain markets or geographic regions does not guarantee that we will be able to achieve successful penetration into the accent lighting market or that our acceptance will be geographically widespread.

Our daylight color spectrum lamp is untested by the retail market and may not be accepted without technological changes, if at all.

Our EFO system offers a new full spectrum lamp that closely simulates daylight for use in retail stores. However, we have not tested this product in any retail stores. If our new daylight color spectrum lamp is not as effective as we anticipate or does not meet the specific needs of this target customer base, we may need to expend additional resources to make technological changes to the spectrum. If our new daylight color spectrum is not accepted or if we are unable to make the changes necessary for customer acceptance, this could negatively impact sales of our EFO system.

We plan on allocating a significant amount of resources to the research and development of our EFO lighting technology. If our EFO lighting system is not accepted in our target market, we may not recoup these expenses.

We plan on devoting a substantial portion of our research and development resources to developing new products using our EFO lighting technology and marketing it in our target markets. Because our EFO lighting system is a relatively new product, we do not know if we will be successful in penetrating our target markets. As a result, we may not generate a sufficient amount of revenue from the sales of our EFO lighting systems to offset the costs necessary to bring our EFO lighting systems to market. Our gross margins and operating results will suffer if our EFO lighting systems are not accepted in our target markets.

Our fiber manufacturing is centralized in a single facility, which may affect our ability to sufficiently meet product demand in a cost effective or timely manner.

We manufacture our large core fiber through a unique proprietary process and currently have one machine that manufactures this fiber, located at the facility we lease in Solon, Ohio. This large core fiber is used in a majority of our EFO systems. As a result, we are subject to manufacturing delays due to facility shutdown, power loss or labor difficulties. If our facility were to experience temporary shutdown, or be unable to function at predicted capacity, we may be unable to meet our demand in a cost efficient manner, if at all. Furthermore, our ability to modify our production output for custom orders is limited by our having one machine at a single facility. In addition, our alternative method is not cost effective. In addition, we recently entered into an agreement, effective on the closing of the sale of ADLT’s shares pursuant to this offering, with an affiliate of ADLT to purchase a coating machine and the supply of certain coatings which will be operated and maintained by a third party. If this machine is not operated or maintained properly we may experience delays in our manufacturing process.

If electricity costs decline or regulatory requirements for energy efficient lighting are repealed, demand for our products may decline.

The principal advantage of our EFO technology over competing lighting technologies is energy efficiency. Factors compelling our target customers to utilize more energy efficient lighting technologies include increasing energy costs and federal and state government regulations requiring lower wattage per square foot such as ASHRAE-IESNA Standard 90.1, which limits electricity consumption for lighting per square foot to 1.9 watts for both new construction and renovations requiring building permits for retail buildings in the United States. If the need for increasingly energy efficient lighting technologies by our target customer base declines, the attractiveness of our technology would also decline.

We depend on a limited number of suppliers from whom we do not have guarantees of adequate supplies, thus increasing the risk that loss of or problems with a single supplier could result in impaired margins, reduced production volumes, strained customer relations and loss of business.

Mitsubishi is the sole supplier of our small diameter stranded fiber, which is used extensively in our fiber pool and spa lighting products, and to a lesser extent, in our EFO systems. We also rely on a sole source for some of our EFO lamps. The loss of one or both of these suppliers could result in delays in the shipment of products, additional expense associated with redesigning products, impaired margins, reduced production volumes, strained customer relations and loss of business or could otherwise harm our results of operations.

We depend on ADLT for a number of components used in our products as well as future development of new components and rely on an affiliate of ADLT to operate and maintain our coating machine and provide certain related services.

ADLT supplies us with certain lamps, including our EFO lamps, reflectors and coatings used in our products, including our EFO systems. ADLT came out of bankruptcy proceedings in December 2003, and while it has been financially viable since then, there can be no assurances that this will continue. In addition, ADLT can terminate for convenience its obligations to supply us with components and related services for the coating machine purchased from them upon nine months notice to us. As a result, we have identified alternative suppliers for these components, but there could be an interruption of supply and increased costs if a transition to a new supplier were required. We could lose current or prospective customers as a result of supply interruptions. Increased costs and delays would negatively impact our gross margins and results of operations.

We recently signed a development agreement with ADLT pursuant to which it agreed to provide us with certain consulting, research and development services, including the development of lamps to be used in our current and potential EFO system projects. Our ability to make timely research improvements or develop new products may be negatively effected if ADLT fails to meet specified milestones under our agreement. In addition, ADLT’s obligations are subject to mutually agreed upon cost limitations, which may impair the level of service we receive. ADLT may also terminate these obligations for convenience upon ninety days notice to us.

We have experienced negative cash flow from operations and may continue to do so in the future. We may need to raise additional capital in the near future, but our ability to do so may be limited.

While we have historically been able to fund cash needs from operations, bank lines of credit or from capital markets transactions, due to competitive, economic or other factors there can be no assurance that we will continue to be able to do so. If our capital resources are insufficient to satisfy our liquidity requirements and overall business objectives we may seek to sell additional equity securities or obtain debt financing. Adverse business conditions due to a weak economic environment or a weak market for our products have led to and may lead to continued negative cash flow from operations, which may require us to raise additional financing, including equity financing. Any equity financing may be dilutive to shareholders, and debt financing, if available, will increase expenses and may involve restrictive covenants. We may be required to raise additional capital at times and in amount which are uncertain, especially under the current capital market conditions. Under these circumstances, if we are unable to acquire additional capital or are required to raise it on terms that are less satisfactory than desired, it may harm our financial condition, which could require us to curtail our operations significantly, sell significant assets, seek arrangements with strategic partners or other parties that may require us to relinquish significant rights to products, technologies or markets, or explore other strategic alternatives including a merger or sale of our company.

We may be unable to attract and retain qualified accounting personnel and we may be unable to maintain adequate disclosure controls and procedures in the future.

In connection with our relocation, we need to hire additional accounting personnel that can provide us with the depth of accounting experience necessary to maintain adequate disclosure controls and procedures. We may not be able to attract the necessary personnel in a timely fashion or with the requisite experience. As a result, we may not have the review and oversight capabilities necessary to maintain legally required disclosure controls and procedures.

We sell products into a marketplace where our competitors often have lower initial product pricing. If we are unable to provide customers with long term cost savings, we may not be able to successfully penetrate our target markets, which could harm our revenue and gross profits.

Customers in our target markets currently use conventional lighting technologies, including incandescent, halogen and fluorescent lighting. The initial cost of using these traditional lighting technologies is relatively low. Historically, we have not been able to price our EFO lighting system to compete with these traditional lighting products. As a result, in order to gain market share, our EFO lighting system must provide our target customers with longer life cycles. This is achieved through reduced maintenance costs, reduced energy costs and providing customers with the desired lighting effect without resulting in damage to or loss of goods. If we are not able to persuade potential customers of the long-term cost savings in using our EFO lighting system, we may not be able to successfully compete in our target markets. Our financial results will suffer if we are not able to penetrate these target markets and gain market share. Additionally, MR-16 halogen lamp pricing is declining, and in order to remain competitive and broaden our market targets to include compact fluorescent lamps and other lamp types, we believe we must continue to reduce EFO costs and pricing.

We operate in markets that are intensely and increasingly competitive. To be successful, we must provide energy saving solutions that offer compelling competitive advantages over conventional lighting technologies.

Competition is increasing in the commercial decorative and accent lighting and pool lighting markets. A number of companies offer directly competitive products, including color halogen lighting for swimming pools and incandescent and fluorescent lighting for commercial decorative and accent lighting. We also compete with LED products in water lighting and in neon and other lighted signs. In addition, many of our competitors in the pool and spa market bundle their lighting products with other pool and spa related products, which many customers find to be an attractive alternative. Our competitors include large and well-established companies such as General Electric, Sylvania, Philips, Schott, 3M, Bridgestone, Pentair, Mitsubishi and OSRAM/Siemens.

Many of our competitors have substantially greater financial, technical and marketing resources than we do. We may not be able to adequately respond to technological developments or fluctuations in competitive pricing. We anticipate that any future growth in fiber optic lighting will be accompanied by continuing increases in competition, which could adversely affect our operating results if we cannot compete effectively. To stay competitive we must continue to allocate our resources to research and development, which could negatively impact our gross margins. If we are unable to provide more efficient lighting technology than our competitors, our operating results will be adversely affected.

We rely on intellectual property and other proprietary information that may not be protected and that may be expensive to protect.

We currently hold 37 patents in the United States, and three corresponding patents in Japan and one corresponding patent in Australia. We also have 14 patents pending in the United States. There can be no assurance, however, that our issued patents are valid or that any patents applied for will be issued. We have a policy of seeking to protect our key intellectual property through, among other things, the prosecution of patents with respect to certain of our technologies. There are many issued patents and pending patent applications in the field of fiber optic technology, and some of our competitors hold and have applied for patents related to fiber optic and non-fiber optic lighting. We have in the past received communications from third parties asserting rights in our patents or that our technology infringes intellectual property rights held by such third parties. For example, we were recently involved in patent litigation with Pentair with respect to our FX Pool Light product. Litigation to determine the validity of any third-party claims or claims by us against such third party, whether or not determined in our favor, could result in significant expense and divert the efforts of our technical and management personnel, regardless of the outcome of such litigation. In addition, we do not know whether our competitors will in the future apply for and obtain patents that will prevent, limit or interfere with our ability to make, use, sell or import our products. Although we may seek to resolve any potential future claims or actions, we may not be able to do so on reasonable terms, or at all. If, following a successful third-party action for infringement, we cannot obtain a license or redesign our products, we may have to stop manufacturing and marketing our products, and our business would suffer as a result.

Sales of our EFO systems depend on acceptance by multiple decision makers, resulting in lengthy sales cycles.

One of our significant markets is large-scale new construction and the length of our sales cycle in this market can be anywhere from nine months to as long as three years. Decisions about lighting products utilized in large-scale new construction are made at multiple levels by our current and potential customers, including merchandising and purchasing personnel, the chief financial officer and the chief executive officer. These decisions are influenced by a number of factors including cost, reliability of the product and reliability of its source. In addition, some of these customers function autonomously and decisions with respect to construction, including lighting, are made by each store, even if part of a large chain. As a result, with respect to such customers, we often must meet with all the decision makers at each store where we want to install our EFO systems. Furthermore, such decisions are made significantly in advance of the utilization of the actual product. As a result, if we are unable to access the multiple decision makers or convince them to adopt our products and utilize them on a widespread basis, we may be unable to successfully penetrate these markets. We may also be required to invest significant time and resources into marketing to these customers before we are able to determine if we will be able to sell such customers our products.

We depend on key employees in a competitive market for skilled personnel, and the loss of the services of any of our key employees could materially affect our business.

Our future success will depend to a large extent on the continued contributions of certain employees, such as our current chief executive officer, chief financial officer and chief technical officer. These and other key employees would be difficult to replace. Our future success will also depend on our ability to attract and retain qualified technical, sales, marketing and management personnel, for whom competition is intense. The loss of or failure to attract, hire and retain any such persons could delay product development cycles, disrupt our operations or otherwise harm our business or results of operations. In addition, we plan to build a new internal sales force, which may not generate the anticipated net sales and may incur unanticipated expenses.

We are becoming increasingly dependent on foreign sources of supply for many of our components and in some cases complete assemblies, which due to distance or political events, may result in untimely deliveries.

In order to control costs, we are continually seeking offshore supply of components and assemblies. We currently import supplies from, or have products assembled in, Mexico, India, China, Taiwan, Japan and some European countries. This results in longer lead times for deliveries, which can mean less responsiveness to sudden changes in market demand for the products involved. Some of the countries where components are sourced may be less stable politically than the United States or may be subject to natural disasters or diseases, and this could lead to an interruption in the delivery of key components. Delays in the delivery of key components could result in delays in product shipments, additional expenses associated with locating alternative component sources or redesigning products, impaired margins, reduced production volumes, strained customer relations and loss of customers, any of which could harm our results of operations. Furthermore, we bear the risk of theft or damage to our products with certain of our offshore partners, particularly with regard to our assembly facilities in Mexico.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential shareholders could lose confidence in our financial reporting, which could harm our business and the trading price of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. For example, in connection with the audit of our consolidated financial statements for 2004, our independent registered public accounting firm informed us that it believed that inadequate segregation of duties in our financial reporting process and our information technology governance controls, and a number of adjustments to financial statements during the course of the audit process, constituted significant deficiencies that aggregated to form a material weakness in our internal controls. In addition, Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting and have our independent registered public accounting firm annually attest to our evaluation, as well as issue their own opinion on our internal control over financial reporting, which will be required for the first time in connection with our Annual Report on Form 10-K for the fiscal year ending December 31, 2006. We are preparing for compliance with Section 404 by strengthening, assessing and testing our system of internal controls to provide the basis for our report. However, the continuous process of strengthening our internal controls and complying with Section 404 is expensive and time consuming, and requires significant management attention. We cannot be certain that these measures will ensure that we will maintain adequate control over our financial processes and reporting. If we or our independent registered public accounting firm discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, future non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension or delisting of our common stock from The Nasdaq National Market and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price. Estimates of our costs, independent of additional audit fees, required to comply with Section 404 are in the range of $500,000 or higher. While we expect these costs to increase our operating expenses significantly, we cannot predict or estimate the amount of future additional costs we may incur or the timing of such costs.

Our components are difficult to manufacture and procure in large quantities and supply may be limited in the short term.

EFO system includes components that are difficult to manufacture and procure in large quantities in the short term. These components include lamps and optical and electronic components. Furthermore, if these components are in limited supply, our suppliers may allocate their supply to larger customers. If an increase in demand outpaces the projected expansion of our manufacturing capabilities, or if larger quantities are needed in a shorter time frame than anticipated, we may not be able to meet customers’ requirements and our ability to market our EFO system may be adversely affected. Our inability to meet customers’ requirements may also negatively affect our ability to gain market share and acceptance among lighting designers and other repeat customers of lighting products.

We have historically relied on government funding for our research and development.

Historically, approximately 60% of our EFO research and development efforts have been supported directly by government funding. In the first nine months of 2005, for example, approximately 58% of our EFO research and development funding came from DARPA and all our current funding from DARPA is set to expire in February 2006 without any guarantee of renewal or replenishment. If government funding were to be reduced or eliminated, there is no guarantee we would be able to continue to fund our research and development efforts in EFO technology and products at their current levels, if at all. If we are unable to support our EFO research and development efforts, there is no guarantee we would be able to develop enhancements to our current products or develop new products.

We may encounter difficulties as a result of the restructuring of our business and the relocation of our headquarters from California to Ohio, including higher than anticipated costs and the diversion of management’s attention.

In June 2005, we announced a reorganization and restructuring of Fiberstars and our plan to relocate our headquarters to our facility in Solon, Ohio. We may incur higher than anticipated costs or delays in closing our Fremont, California facility and moving our equipment and other property to Solon, Ohio. This restructuring will result in the diversion of the efforts of our senior management and other key employees from our business operations. Our operating and financial results could be adversely affected by the risks associated with this relocation, including unanticipated delays, ineffective transition of responsibilities or products, the inability to retain certain key employees and inadequate hiring and training of new personnel. In addition, our manufacturing downtime could be longer than anticipated and our inventory may be insufficient to meet the needs of our customers. The relocation could negatively affect our relationship with our customers, suppliers and distributors, which could result in a loss of revenue. In addition, our anticipated cost savings related to the restructuring and relocation may be unattainable or delayed.

Changes to financial accounting standards may affect our results of operations and cause us to change our business practices.

We prepare our financial statements to conform with generally accepted accounting principles, or GAAP, in the United States. These accounting principles are subject to interpretation by the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, accounting policies affecting many aspects of our business, including rules relating to employee stock option grants, have recently been revised or are under review. The Financial Accounting Standards Board and other agencies have finalized changes to GAAP that will require us, starting in our first quarter of 2006, to record a charge to earnings for employee stock option grants and other equity incentives. We may have significant and ongoing accounting charges resulting from option grant and other equity incentive expensing that could reduce our overall net income. In addition, because we historically have used equity-related compensation as a component of our total employee compensation program, the accounting change could make the use of equity-related compensation less attractive to us and therefore make it more difficult to attract and retain employees.

We currently rely on lighting representatives for a significant portion of our decorative and special effects lighting systems sales and terms and conditions of sales are subject to change with very little notice.

Most of our decorative and special effects lighting systems are sold through lighting representatives, and we do not have long-term contracts with our distributors. If these distributors significantly change their terms with us or change their historical pattern of ordering products from us, there could be a significant adverse impact on our net sales and operating results.

Recent changes to our senior management could negatively effect our operations and relationships with customers, suppliers and employees.

In connection with the restructuring and reorganization, we also made changes to our senior management, including the appointment of a new chief executive officer and chief technology officer. In additions, we plan to hire a new chief operating officer. These changes could negatively affect our operations and our relationships with our suppliers, customers, employees, distributors and strategic partners. In addition, our senior management has limited experience as officers of a publicly traded company. If the integration of new members to our senior management team does not go as smoothly as anticipated, it could negatively affect our ability to execute our business plan.

Our sales are dependent upon new construction levels and are subject to seasonal and general economic trends.

Construction levels are affected by general economic conditions, real estate market, interest rates and the weather. Sales of commercial lighting products depend significantly upon the level of new building construction and renovation. Sales of our pool and spa lighting products, which currently are available only with newly constructed pools and spas, depend substantially upon the level of new construction of pools. Because of the seasonality of construction, our sales of swimming pool and commercial lighting products, and thus our overall revenues and income, have tended to be significantly lower in the first and the third quarters of each year. Various economic and other trends may alter these seasonal trends from year to year, and we cannot predict the extent to which these seasonal trends will continue.

If we are not able to timely and successfully develop, manufacture, market and sell our new products, our operating results will decline.

We expect to introduce new products each year in the pool and spa lighting market and the commercial lighting market. We depend on various components and raw materials for use in the manufacturing of our products from sole and foreign suppliers. We may not be able to successfully manage price fluctuations due to market demand or shortages. Significant increases in the costs, or sustained interruptions in our receipt of adequate amounts, of necessary components and raw materials could harm our margins, result in manufacturing halts, harm our reputation and relationship with our customers and negatively impact our results of operations. In addition, we could have difficulties manufacturing these new products as a result of our inexperience with them or the costs could be higher than expected and delivery of these products may cause us to incur additional unexpected research and development expenses. Furthermore, in order to competitively price our products and achieve broader market acceptance, we may need to redesign our manufacturing process to produce our products in higher volume and at a reduced cost. Furthermore, any delays in the introduction of these new products could result in lost sales, loss of customer confidence and loss of market share. Also, it is difficult to predict whether the market will accept these new products. If any of these new products fails to meet expectations, our operating results will be adversely affected.

We rely on the largest pool distributor in the United States for a significant portion of our pool and spa lighting products sales.

We sell a significant portion of our pool and spa lighting products through SCP Pool Corporation, or SCP. SCP accounted for approximately 9%, 11% and 10% of our net sales in 2002, 2003 and 2004, respectively, and 12% of our sales in the first nine months of 2005. If SCP ceases to purchase or substantially decreases its volume of purchases, this could significantly reduce the availability of our products to end users, which could negatively impact our net sales and operating results. Furthermore, because SCP is the largest distributor in the United States, we may not be able to increase sales to our other distributors sufficiently to offset the loss resulting from SCP’s reduction or cessation in sales.

The loss of a key sales representative could have a negative impact on our net sales and operating results.

We rely on key sales representatives and outside sales agents for a significant portion of our sales. These sales representatives and outside sales agents have unique relationships with our customers and would be difficult to replace. The loss of a key sales representative or outside sales agent could interfere with our ability to maintain customer relationships and result in declines in our net sales and operating results. In addition, these sales representatives and sales agents carry multiple products lines, including those of our competitors. Generally, a sales representative or sales agent will primarily sell products from one well-established company and supplement these sales with products from smaller companies, such as Fiberstars. As a result, if we lost a key sales representative or sales agent, we may have difficulty replacing the sales representative or sales agent, if at all, which could negatively impact our net sales.

We use plants in Mexico and India to manufacture and assemble many of our pool and spa products. The supply of these finished goods may be impacted by local political or social conditions as well as the financial strength of the companies with which we do business.

As we attempt to reduce manufacturing expenses, we are becoming increasingly dependent upon offshore companies for the manufacturing and final assembly of many of our pool and spa products. To do so, we must advance certain raw materials, inventory and production costs to these off-shore manufacturers. The supply of finished goods from these companies, and the raw materials, inventory and funds that we advance to them may be at risk depending upon the varying degrees of stability of the local political, economic and social environments in which they operate, and the financial strength of the manufacturing companies themselves.

Because we depend on a limited number of significant customers for our net sales, the loss of a significant customer, reduction in order size or the effects of volume discounts granted to significant customers from time to time could harm our operating results.

Our business is currently dependent on a limited number of significant customers, and we anticipate that we will continue to rely on a limited number of customers. For example, in 2004, SCP, our largest pool and spa customer, accounted for approximately 10% of our net sales. We expect these customers to continue to represent a significant portion of our net sales in the future. The loss of any of these significant customers would harm our net sales and operating results. Customer purchase deferrals, cancellations, reduced order volumes or non-renewals from any particular customer could cause our quarterly operating results to fluctuate or decline and harm our business. In addition, volume discounts granted to significant customers from time to time could lead to reduced profit margins, and negatively impact our operating results.

Our components and products could have defects or design or compatibility issues, any of which could be costly to correct and could result in the rejection of our products and damage to our reputation, as well as lost sales, diverted development resources and increased warranty reserves and manufacturing costs.

In the past, we have experienced design defects and product failure. For example, in our EFO systems, we experienced defects related to the power supply and the illuminator. In our pool and spa products, we experienced defects with our circuit sequencing color wheel. We cannot guarantee that we will not experience defects or compatibility issues in components or products in the future. Errors or defects in our products may arise in the future, and, if significant or perceived to be significant, could result in rejection of our products, product returns or recalls, damage to our reputation, lost revenue, diverted development resources and increased customer service and support costs and warranty claims. Errors or defects in our products could also result in product liability claims. We estimate warranty and other returns and accrue reserves for such costs at the time of sale. Any estimates, reserves or accruals may be insufficient to cover sharp increases in product returns, and such returns may harm our operating results. In addition, customers may require design changes in our products in order to suit their needs. Losses, delays or damage to our reputation due to design or defect issues would likely harm our business, financial condition and results of operations.

If we are unable to predict market demand for our products and focus our inventories and development efforts to meet market demand, we could lose sales opportunities and experience a decline in sales.

In order to arrange for the manufacture of sufficient quantities of products and avoid excess inventory we need to accurately predict market demand for each of our products. Significant unanticipated fluctuations in demand could cause problems in our operations. We may not be able to accurately predict market demand in order to properly allocate our manufacturing and distribution resources among our products, especially with respect to the manufacturing of our large core fiber, as we use one machine to manufacture this fiber. As a result, we may experience declines in sales and lose, or fail to gain, market share. Conversely, if we overbuild inventories we run the risk of having inventory write-offs due to obsolescence.

We depend on collaboration with third parties, who are not subject to material contractual commitments, to augment our research and development efforts.

Our research and development efforts include collaboration with third parties. Many of these third parties are not bound by any material contractual commitment leaving them free to end their collaborative efforts at will. Loss of these collaborative efforts could adversely affect our research and development efforts and could have a negative effect on our competitive position in the market. In addition, arrangements for joint development efforts may require us to make royalty payments on sales of resultant products or enter into licensing agreements for the technology developed, which could increase our costs and negatively impact our results of operations.

The demand for new construction is affected by general economic conditions.

The United States and international economies are cyclical and therefore difficult to predict. A sustained economic recovery is uncertain. In particular, recent increases in the cost of oil, increases in energy costs, terrorist acts and similar events, continued turmoil in the Middle East or war in general could contribute to a slowdown of the market demand for products that require significant initial capital expenditures, including new residential and commercial buildings. In addition, increases in interest rates may increase financing costs to customers, which in turn may decrease building rates and associated demand for our products. If the economic recovery slows down as a result of the recent economic, political and social turmoil, or if there are further terrorist attacks in the United States or elsewhere, we may experience decreases in the demand for our products, which may harm our operating results.

The impact of recent hurricanes could have a significant negative effect on our business, financial condition and results of operations.

In late August 2005, Hurricane Katrina struck the coast of a number of states on the Gulf of Mexico, including Louisiana, Mississippi and Alabama. It is not possible at this time to determine either the effects Hurricane Katrina will have on the general economy and our business. We have, however, experienced delays in orders for our EFO system in Houston and Florida. We are unable to predict whether these delays will continue or what additional effects the recent hurricanes will have on our business. Damages and higher prices caused by hurricanes such as Hurricane Katrina could have an adverse effect on the financial condition of our current and potential customers located in the Gulf Coast region and elsewhere in the United States, which could result in lower or delayed sales. It is also possible that we could experience greater costs related to disruptions to the supply chain which would negatively impact our results of operations.

We are subject to global economic or political conditions, which may disrupt the general economy, reducing demand for our products.

We have significant international activities and customers, and plan to continue these efforts, which subject us to additional business risks, including logistical complexity, political instability and the general economic conditions in those markets. Sales outside the United States accounted for approximately 26% of our net sales in 2002, 30% of our net sales in 2003, 33% of our net sales in 2004 and 32% of our net sales in the nine months ended September 30, 2005. Because the market for our products tends to be highly dependent upon general economic conditions, a decline in general economic conditions would likely harm our operating results.

Risks we face in conducting business internationally include:

• multiple, conflicting and changing laws and regulations, export and import restrictions, employment laws, regulatory requirements and other government approvals, permits and licenses;

• difficulties and costs in staffing and managing foreign operations such as our offices in Germany and the United Kingdom;

• difficulties and costs in recruiting and retaining individuals skilled in international business operations;

• increased costs associated with maintaining international marketing efforts;

• potentially adverse tax consequences; • political and economic instability, including wars, acts of terrorism, political unrest, boycotts, curtailments of trade and other business restrictions; and

• currency fluctuations.

In addition, in the Asia/Pacific region generally, we face risks associated with a recurrence of SARS, tensions between countries in that region, such as political tensions between China and Taiwan, the ongoing discussions with North Korea regarding its nuclear weapons program, potentially reduced protection for intellectual property rights, government-fixed foreign exchange rates, relatively uncertain legal products and developing telecommunications infrastructures. In addition, some countries in this region, such as China, have adopted laws, regulations and policies which impose additional restrictions on the ability of foreign companies to conduct business in that country or otherwise place them at a competitive disadvantage in relation to domestic companies.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2005, we had $959,000 in cash held in foreign currencies based on the exchange rates at September 30, 2005. The balances for cash held overseas in foreign currencies are subject to exchange rate risk. We have a policy of maintaining cash balances in local currencies unless an amount of cash is occasionally transferred in order to repay inter-company debts.

As of September 30, 2005, we had a total borrowing of $395,000 (in Euros, based on the exchange rate at September 30, 2005) against a credit facility secured by real property owned by our German subsidiary.  As of December 31, 2004, we had $477,000 (in Euros, based on the exchange rate at December 31, 2004) borrowed against this credit facility.

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

PART II  –  OTHER INFORMATION

Item 1.    Legal Proceedings

We are a third-party defendant in a lawsuit pending in the Court of Common Pleas, Cuyahoga County, Ohio filed September 21, 2004. In that matter Sherwin–Williams Company, brought suit against defendant and third-party plaintiff, Wagner Electric Sign Company, or Wagner, for alleged breach of warranty and breach of contract in connection with an allegedly defective sign manufactured and sold by Wagner. The complaint alleges approximately $142,000 in compensatory damages. The third-party plaintiff, Wagner, has cross–claimed against us requesting unspecified damages alleging that the signs’ failure, if any, arises from defective fiber optic lighting components, instructions and/or services purportedly supplied to it by us. We deny these allegations in our responsive pleadings and discovery proceeds on all claims. While we cannot predict as to the ultimate outcome of the litigation, we do not currently believe its outcome will have a material impact on our financial condition.

On September 8, 2005, we entered into a settlement agreement with Pentair Water Pool and Spa, Inc.  In a lawsuit filed against us on April 5, 2005 in the United States District Court, Northern District of California, Pentair alleged that the manufacture, use and sale of the our FX Pool Light infringed three United States patents that Pentair claims to own relevant to certain synchronized light technology.   On September 12, 2005, the court approved a stipulated dismissal with prejudice of all claims and counterclaims.

We may also from time to time become involved in legal proceedings in the ordinary course of business.

Item 6.    Exhibits and Reports on Form 8-K

Exhibit Number	Description of Documents

3(ii)	Certificate of Amendment of Bylaws dated September 13, 2005 (incorporated by reference from Exhibit 3(ii) to the Registrant’s Current Report on Form 8-K filed September 19, 2005).
10.1

Loan and Security Agreement between Silicon Valley Bank and the Registrant, dated August 15, 2005 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 18, 2005).

10.2	Employment Agreement between the Registrant and John N. Davenport, dated September 13, 2005.
10.3	Severance Agreement between the Registrant and David N. Ruckert, dated September 13, 2005.
10.4*	Fiberstars Development Agreement between the Registrant and Advanced Lighting Technologies, Inc. dated September 19, 2005.
10.5*	ADLT Development Agreement between the Registrant and Advanced Lighting Technologies, Inc. dated September 19, 2005.
10.6*	Equipment Purchase and Supply Agreement between the Registrant and Deposition Services, Inc. dated September 19, 2005.
10.7	Cross License Agreement between the Registrant and Advanced Lighting Technologies, Inc. dated September 19, 2005.
10.8	Master Services Agreement between the Registrant and Advanced Lighting Technologies, Inc. dated September 19, 2005.
10.9

First Amendment to Production Share Agreement, effective as of August 17, 2005, by and among the Registrant, North American Production Sharing, Inc. and Industrias Unidas de B.C., S.A. de C.V. (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 25, 2005).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1**	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2003 (18 U.S.C. §1350).
32.2**	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2003 (18 U.S.C. §1350).

*      Confidential treatment requested.

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

FIBERSTARS, INC.

Date: November 11, 2005	By:	/s/ John M. Davenport
John M. Davenport
Chief Executive Officer
(Duly Authorized Officer)

	By:	/s/ Robert A. Connors
Robert A. Connors
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

Exhibit Index

Exhibit Number	Description of Documents

3(ii)	Certificate of Amendment of Bylaws dated September 13, 2005 (incorporated by reference from Exhibit 3(ii) to the Registrant’s Current Report on Form 8-K filed September 19, 2005).

10.1

Loan and Security Agreement between Silicon Valley Bank and the Registrant, dated August 15, 2005 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 18, 2005).

10.2	Employment Agreement between the Registrant and John N. Davenport, dated September 13, 2005.

10.3	Severance Agreement between the Registrant and David N. Ruckert, dated September 13, 2005.

10.4*	Fiberstars Development Agreement between the Registrant and Advanced Lighting Technologies, Inc. dated September 19, 2005.

10.5*	ADLT Development Agreement between the Registrant and Advanced Lighting Technologies, Inc. dated September 19, 2005.

10.6*	Equipment Purchase and Supply Agreement between the Registrant and Deposition Services, Inc. dated September 19, 2005.

10.7	Cross License Agreement between the Registrant and Advanced Lighting Technologies, Inc. dated September 19, 2005.

10.8	Master Services Agreement between the Registrant and Advanced Lighting Technologies, Inc. dated September 19, 2005.

10.9

First Amendment to Production Share Agreement, effective as of August 17, 2005, by and among the Registrant, North American Production Sharing, Inc. and Industrias Unidas de B.C., S.A. de C.V. (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 25, 2005).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2003 (18 U.S.C. §1350).

32.2**	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2003 (18 U.S.C. §1350).

*      Confidential treatment requested.

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