Form 10-K
period 2005-12-31
FIBERSTARS INC /CA/
filed 2006-03-31
CIK 924168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended DECEMBER 31, 2005
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-24230

FIBERSTARS, INC.

(Exact name of registrant as specified in its charter)

California	94-3021850
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

32000 Aurora Road, Solon, OH 44139

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (440) 715-1300

Securities registered under section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Title of Each Class

Common Stock, $0.0001 par value

Series A Participating

Preferred Stock

Purchase Rights

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $71,896,000 as of June 30, 2005 (based upon the last trading price of the Common Stock of registrant on the Nasdaq National Market as of that date). Shares of common stock held as of June 30, 2005 by each director and executive officer of the registrant, as well as shares held by each holder of more than 10% of the common stock known to the registrant, have been excluded for purposes of the foregoing calculation. This calculation does not reflect a determination that any person is an affiliate of the registrant for any other purpose.

As of March 22, 2006, there were 11,310,910 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors and Section 16 (a) Beneficial Ownership Reporting Compliance), 11, 12 (as to Beneficial Ownership), 13 and 14 of Part III of this Report on Form 10-K incorporates information by reference from registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for registrant’s 2006 Annual Meeting of Shareholders to be held June 15, 2006.

FORWARD-LOOKING STATEMENTS

When used in this Report, the words “expects,” “anticipates,” “estimates,” “plans,” “intends” and similar expressions are intended to identify forward-looking statements. These statements include, but are not limited to, statements as to our competitive position, future operating results, net sales growth, expected operating expenses and capital expenditures, gross product margin improvement, sources of revenues, anticipated credits from government contracts, product development and enhancements, liquidity and cash reserves, our reliance upon a limited number of customers, our accounting policies, the effect of recent accounting announcements, the development and marketing of new products, relationships with customers and distributors, relationships with, dependence upon and the ability to obtain components from suppliers, as well as our remarks concerning our ability to compete in the fiber optic lighting market, the evolution and future size of the fiber optic lighting market, seasonal fluctuations, plans for and expected benefits of outsourcing and offshore manufacturing, trends in the price and performance of fiber optic lighting products, the benefits and performance of our lighting products, the adequacy of our current facilities, our strategy with regard to protecting our proprietary technology, our ability to retain qualified employees; and the risks set forth below under Item 1A, “Risk Factors”. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

PART I

Item 1. Business

Overview

Fiberstars designs, develops, manufactures and markets fiber optic lighting systems for wide-ranging uses in both the general commercial and the pool and spa lighting markets. Our Efficient Fiber Optic, or EFO, system, introduced in 2004, offers greater energy savings, heat dissipation, and maintenance cost benefits over conventional lighting for multiple applications. Accordingly, we believe our EFO system will become a leading technology in accent lighting and numerous niche lighting markets.

We currently operate in two principal markets, Commercial Lighting and Pool and Spa Lighting, with several product lines:

•       Commercial Lighting. Within this market we sell both EFO lighting systems and traditional fiber optic lighting systems used in commercial applications.

•        Energy Efficient Accent Lighting. We market our EFO lighting systems primarily as an energy efficient alternative to MR-16 halogen lamps used for accent lighting in retail and commercial building settings. We also target niche lighting markets such as general illumination on naval ships, adjustable spot lights used on loading docks and display and freezer case lighting.

•        Specialty Decorative and Special Effects Lighting. We market our traditional small diameter fiber optic systems in specialty and special effects lighting applications including case lighting, decorative and neon alternative applications and signage.

•       Pool and Spa Lighting. We market both our traditional fiber optic lighting products, developed prior to the introduction of EFO, and other energy efficient non-fiber optic systems for underwater lighting applications. Our underwater lighting systems are installed in pools and spas built by pool builders throughout the United States and Canada.

Our fiber optic lighting systems combine three components—an illuminator, fiber and fixtures—that are used in configurations designed for specific applications. The electrically powered illuminator encases the lamp and serves to generate and efficiently focus light to the fiber. Currently our illuminators use HID or halogen lamps, but in the future may be adapted to use any energy efficient light sources, including LEDs. Our proprietary large diameter fiber cables used in our EFO systems connect to the illuminator and are designed to emit light either at the end of the fiber as a point of light, or along the length of the fiber, similar in effect to neon lighting. We currently market our EFO system with six or eight fiber cables connected to the illuminator.

Our EFO fiber optic lighting system consists of a central source of illumination connected to multiple end-points via fiber cables. The electrically powered illuminator lamp encases our patented collectors that have our proprietary nanotechnology coating layers enabling the efficient capture of over 90% of the light from the lamp. Our large diameter fiber cables, manufactured through a proprietary continuous extrusion process, connect to the illuminator and efficiently deliver 95% of the light from the illuminator to the fiber while virtually eliminating infrared and ultraviolet light that negatively affect perishable goods and works of art. Our proprietary couplers attach the end-points of our fiber cables to the fixtures, enhancing compatibility with new fixtures. The efficiency benefits provided by these components coupled with our proprietary fiber optic extrusion manufacturing process distinguish our EFO system from other fiber optic lighting systems and traditional lighting technologies for numerous lighting applications. As a result of these developments, we believe we are the first to market energy efficient fiber optic lighting systems for specific applications such as accent lighting used in retail and commercial settings.

The increasingly stringent regulatory environment, high energy prices, retail and commercial demand for accent lighting and recent innovations in our fiber optic for lighting systems position our products to address a meaningful segment of the general lighting market.

Industry Overview

The worldwide market for electric lamps, lighting fixtures and ballasts was approximately $79 billion in 2001 and expected to grow to $100 billion by 2006, representing 5% annual growth, according to a 2003 report by The Freedonia Group, Inc., a market research firm. We estimate that our current addressable market for EFO technology is currently greater than $5 billion. This addressable market includes halogen accent lighting, freezer case lighting in supermarkets, dock lighting and display case lighting. The limitations of the lighting products commonly used for these applications, combined with rising energy costs and increasingly stringent energy regulations, present a compelling opportunity for alternative lighting solutions in these niche markets.

Impact of Energy Regulation in the Lighting Industry

In the United States, electricity consumption is projected to increase from 3.5 billion kilowatt hours in 2003 to 5.2 billion kilowatt hours in 2025, according to the United States Department of Energy’s International Energy Outlook. According to the report, electricity consumption in the commercial sector is the fastest growing segment at 2.5% annually through 2025. The Department of Energy in a 2005 report estimated that lighting in the United States accounts for approximately 27% of total electricity consumed by commercial end-users. The electric power industry faces the challenge of satisfying increasing demand while being constrained by the limited supply of fossil fuels as well as infrastructure limitations affecting generation, transmission and distribution, all of which may result in higher electricity prices.

These challenges have resulted in a variety of new government regulations and initiatives intended to curtail energy consumption. This growing global concern with energy utilization together with energy conservation regulation has encouraged the development and implementation of more energy efficient lighting solutions. Some of the key regulations and initiatives affecting the lighting industry include:

•       ASHRAE-IESNA Standard 90.1.   In July 2004, the Department of Energy adopted the 1999 version of ASHRAE-IESNA Standard 90.1, requiring all commercial and government buildings to reduce lighting power density as measured by watts per square foot. For example, this standard generally mandated a reduction in power density to 1.9 watts per square foot for both new construction and renovations requiring building permits for retail buildings in the United States. This standard was lowered for retail buildings to 1.9 watts per square foot from the approximately 3.3 watts per square foot under the 1989 version adopted for retail buildings in some states.

•       The Energy Policy Act of 2005.   This recently enacted federal legislation provides tax incentives to commercial and residential electricity consumers for making energy efficiency improvements well beyond present standards in their buildings and homes. The incentives are in place for a two year period beginning January 1, 2006.

•       State Legislation.   Certain states, such as California, have adopted standards that exceed the ASHRAE-IESNA 90.1 minimum requirements. California’s updated Title 24, which took effect in October 2005, requires residential and non-residential buildings to use energy efficient lighting that meets minimum lumens per watt.

•       LEED—U.S. Green Building Council’s Leadership in Energy & Environmental Design.   LEED is a self-assessing system designed for energy efficiency rating of new and existing commercial, institutional and high-rise residential buildings. LEED evaluates the environmental performance of the entire building over its life cycle, providing a definitive standard for what constitutes a “green” building. To receive LEED certification, the building must meet, among other things, ASHRAE- IESNA Standard 90.1 lighting requirements. For each reduction of 10% beyond the 90.1 requirements, the project receives an additional point toward achieving LEED certification. In certain localities, a building must receive a LEED certificate in order to receive a building permit.

Recent legislation has limited energy consumption available for lighting, which conflicts with the desire of the user to maintain or even increase effective lighting. For example, retailers value effective accent lighting as a critical element in showcasing merchandise and promoting sales, but are constrained by the current regulatory environment. Accent lighting is also essential in commercial and other buildings, including office buildings, schools, hospitals and casinos, which use lighting as a design element in hallways, entryways, conference rooms and to display artwork. To maintain or obtain effective, high quality lighting, these retailers and other commercial users need a lighting solution that meets increasingly stringent regulatory requirements.

Overview of Lighting Technologies

Multiple lighting technologies have evolved to address a variety of lighting requirements. Each of these technologies has characteristics and limitations that affect its utility in a given application.

Incandescent.   Due to its simplicity of use and low initial cost, the incandescent bulb is the dominant light source used in residential lighting in the United States. The basic technology for incandescent bulbs was created in the 19th century and further developed in the mid 20th century with the introduction of the Tungsten filament and gas fill. The MR-16 halogen lamp, one type of an incandescent lamp, has commonly been used in accent lighting. Incandescent bulbs including MR-16s have the following general characteristics:

•       Produce a high quality bright, white light;

•       Emit significant heat, infrared and ultraviolet radiation that can damage perishable goods and increases room temperature adding to cooling costs; and

•       Require significant electricity and frequent replacement due to short life.

Fluorescent.   The fluorescent lamp is an energy efficient alternative to incandescent lamps commonly used in general illumination. The fluorescent lamp was initially developed in the 1930s using mercury atoms in a low pressure discharge. The compact fluorescent lamp, developed in the 1980s, produces notably higher lumens per watt than an incandescent lamp. Fluorescent lamps have the following general characteristics:

•       Offer high energy efficiency with modern fluorescent lamps reaching efficiencies of about 80 lumens per watt;

•       Produce a non-directional beam of light not ideal for accent lighting;

•       Emit light with unfavorable color characteristics;

•       Contain mercury, which leads to disposal issues; and

•       Exhibit lower light output and a shorter life in a cold environment.

Solid State Lighting.   Invented in 1962, LEDs are only now beginning to show promise as a light source. For example, LEDs are increasingly replacing incandescent lamps in traffic signals and as brake and high mount stop lights for new cars. As the technology develops further, some industry professionals predict that LED’s, performance characteristics will equal or potentially exceed those of fluorescent lamps. Current LEDs have the following general characteristics:

•       Offer energy efficiency comparable to halogen sources;

•       Demonstrate long life cycles; and

•       Emit low luminosity.

High-Intensity Discharge.   The newest white light source, the metal halide HID lamp, was invented in 1966 and is used extensively in outdoor applications, automotive headlamps and general lighting sources in large indoor buildings such as warehouses. Metal halide HID lamps with efficiencies exceeding incandescent and fluorescent lamps in lumens per watt are available commercially. Newer versions of HID lamps are being used as interior spotlights for commercial applications. Metal halide HID lamps have the following general characteristics:

•       Emit high quality white light;

•       Offer energy efficiency;

•       Provide cost effectiveness in larger light packages, but are too expensive when packaged in a smaller light source partly due to their expensive ballasts; and

•       Radiate significant heat.

Emergence of Fiber Optic Lighting

Given the limitations of traditional lighting technologies and the opportunity to develop an alternative lighting solution for particular applications, Fiberstars and other companies began to experiment in the 1980s with connecting optical fiber to MR-16 halogen lamps. The primary applications for early fiber optic technology had relatively low light output and short lamp life, and were limited to color illumination in swimming pools and commercial decorative markets. In the 1990s optical fiber was applied in combination with metal halide light sources. This led to longer lamp life and higher light outputs. Additional addressable markets were unattainable with the early fiber optic lighting technology primarily due to the inefficiency of the system, which in turn was a result of the size and geometry of the light source, inefficiency of the collection optics and the small diameter fiber optic cables.

In the past several years, a number of patented technological advancements in our fiber optic lighting systems have resulted in markedly better performance characteristics enabling potential for broader use in a number of additional lighting applications. We believe our EFO fiber optic lighting systems are economically and aesthetically appealing and well-suited for accent and other niche lighting applications.

The Fiberstars Solution

Our EFO system offers energy efficiency, lower life cycle costs and addresses the limitations of traditional lighting systems in specific applications. Building upon significant recent breakthroughs in fiber optic lighting technology, the first commercial deployment of our EFO system to a major customer was in the first quarter of 2004. Our patented EFO technology addresses the limitations of current fiber optic lighting technology and meets government regulations for energy efficiency through a series of technological advances over the last 18 months, including:

•       Improved light output equivalent to MR-16s while being up to 80% more energy efficient;

•       Introduced a full spectrum lamp that closely simulates daylight color;

•       Improved our patented large core fiber extrusion process enabling high volume production and reducing manufacturing costs; and

•       Developed application-specific fixtures to meet a broad variety of customers’ needs, including light bars which replicate fluorescent tubes.

We believe the intensity and efficiency of our EFO system improves upon the lighting advantages of traditional fiber optic lighting by enhancing customers’ lighting capabilities. EFO’s accent lighting capabilities allow a retailer to focus the attention of shoppers to the areas and products that they want to highlight. Physically separating the heat source from the fixture provides a non-heat radiating lighting solution that lowers cooling costs associated with lighting and reduces food spoilage and melting. The benefits of our EFO system have attracted customers such as Cinemark and Whole Foods Markets and have led others such as Albertson’s, Nordstrom, Publix, Costco and Pathmark to test our product at select locations.

Key Features of Our EFO System

Illuminator.   Most of our commercial illuminators today deploy our specially designed metal halide HID lamps due to the capacity of these lamps to provide long life and maximum brightness. Our EFO technology can efficiently distribute the light from higher wattage metal halide lamps to lower light levels. We may, however, in the future use other efficient lighting sources as they become commercially viable.

Fiber Cables.   Our patented large core fiber has outstanding clarity and consistency with low attenuation for fiber optic lighting applications. By combining our compound parabolic collector, or CPC, technology and our large core fiber, our system delivers light ranging from 30 to 60 lumens per watt, compared to approximately eight to 15 lumens per watt for a system using traditional MR-16 halogen lamps.

Fixtures.   We produce a broad assortment of adjustable fixtures that allow the customer to easily adjust the direction and beam spread of the light for optimal light concentration.

Key Benefits of Our EFO System

Energy Efficiency.   Our EFO system can provide our customers with accent lighting that also satisfies government and other regulatory regulations for energy efficient lighting. EFO technology enables customers to comply with ASHRAE-IESNA Standard 90.1 and Title 24, qualify for the tax incentives available under the Energy Policy Act of 2005 and secure LEED certification without sacrificing intensity and light quality. The following table highlights the electrical savings of one 70 watt EFO accent light compared to competing lighting technologies:

Light Source	Number equivalent in 70 Watt EFO	Total Watts	Estimated Energy Savings %
70W EFO accent light	1	70W	—
26W Compact fluorescent down light	4	104W	33%
50W MR-16 halogen accent light	8	400W	83%
60W Incandescent down light	7	420W	83%
3W Luxeon3 LED accent light	60	180W	61%
25W Ceramic metal halide accent light	5	125W	44%

The EFO technology delivers up to 80% energy savings over halogen or other incandescent lighting systems commonly used in similar applications. For example, Cinemark reduced its energy consumption from 5,140 watts to 1,120 watts by installing our EFO system.

Color.   Today our EFO system is available in warm white and daylight colors. The warm white lamps have a color temperature that is suitable for interior spaces. The daylight color temperature matches the color temperature of the light entering spaces through windows. Because we control the design of the lamp, reflector and output fixture we can tune the system to deliver a balanced, full spectrum white light.

Elimination of Virtually all Heat Radiation.   Our EFO system is designed to prevent the infrared and ultraviolet radiation emitted from the lamp from being funneled through the fiber. As a result, the light output emits virtually no infrared or ultraviolet light, which produce heat when absorbed by the target, and the only heat generated is from light output itself, which is negligible. In contrast, halogen lamps produce approximately nine watts of heat energy for every one watt of light.

Cost Savings.   Our EFO system is able to significantly reduce maintenance and replacement costs that are normally attributed to traditional lighting systems. Our EFO systems contain lamps with a long life cycle and need fewer lamps to light a given area. For example, a customer would have to replace 20-40 MR-16 halogen lamps for every one EFO lamp annually based on average retail usage. In addition, because the EFO lamp is physically separated from the light fixture, when used in applications such as freezer cases, the quality of light and life of the EFO lamp is not affected by the freezing temperature. The EFO lamp does not radiate heat in the freezer and the freezer does not need to be emptied to change the lamp as is the case with fluorescent lamps.

Traditional Fiber Optic Lighting

We also sell a line of traditional fiber optic products that do not use our EFO technology. These products use an illuminator with HID or halogen light sources and a traditional imaging optical method that focuses the light from the source into bundles of stranded fiber. The system is used largely in decorative and display case lighting applications, where color changing and small points of light are key features.

In addition, we sell a line of fiber optic pool lighting products designed to add color and decorative lighting to water features for residential pools. We also sell a variety of feature lighting systems that change color and includes an option to synchronize the color changes of multiple water features. The water feature lights are sold in kits that may be used to light waterfalls, one or more linear water streams, deck lights and landscape lights.

Our Strategy

Our objective is to become the leading provider of energy efficient lighting systems. To achieve this objective, we intend to pursue the following strategies:

•       Capitalize on the growing need for low cost, energy efficient lighting systems.   We intend to devote significant resources to our product development efforts to maximize the energy efficiency and quality of our lighting systems while reducing costs and enabling our customers to meet more stringent government regulations. In addition, we plan to continue to hire personnel with technological expertise in the lighting industry, develop new proprietary technologies and integrate new and potentially more efficient lighting sources into our lighting systems.

•       Focus on market niches where the benefits of our technology are most compelling.   We intend to establish showcase installations to demonstrate the benefits of our EFO technology and build broader awareness among our target customer base. For example, we believe the benefits of our EFO technology will appeal to retailers and supermarket operators, who share similar needs for highly efficient, flexible accent lighting solutions. To reach our target markets, we also intend to continue to build a direct sales force of experienced lighting salespeople.

•       Develop and expand strategic relationships.   To build awareness of our EFO technology, we intend to market our systems to leading architects, lighting designers, contractors and other entities that recommend or install lighting systems, as well as to fixture manufacturers and other participants in the general lighting market. For example, we have an agreement with Gensler Architecture, Design & Planning LLC or Gensler, a leading architecture, design and planning firm, under which Gensler provides consulting services and helps enhance our visibility and image within the design and construction communities. In addition, we plan to construct a Fiberstars Lighting Academy in Solon, Ohio, where lighting specialists, designers and installers will attend courses on EFO lighting technology and installation. We believe these marketing efforts will help further adoption of our technology in the general lighting market.

•       Further develop and enhance pool lighting products.   We intend to develop new products that are complementary to traditional pool lights currently sold by pool equipment suppliers. To maximize the sales of these new products, we plan to leverage our well-established presence in the pool and spa lighting market.

Our Products

We market a wide variety of fiber optic lighting systems in two general markets: (1) commercial lighting and (2) pool and spa lighting. Within the commercial lighting market we sell EFO systems in energy efficient accent lighting and specialty decorative and special effects lighting. All of our fiber optic lighting systems are comprised of illuminators, fiber cables and fixtures. Other customized components for non-EFO systems include under water lenses, color changing electric pool lights, landscape lighting fixtures and a line of lighted water features including waterfalls and laminar flow water fountains.

EFO System

Our EFO system is a new technology capable of replacing halogen and compact fluorescent lamps in retail and commercial lighting settings while using only a fraction of the energy. This lighting system effectively distributes energy efficient light in a user-friendly manner. The EFO system is based upon a lighting system made up of several components: a highly efficient light source, proprietary CPC optics, proprietary FiberJacks coupling technology and our large core fiber.

The primary light source for our EFO system is a unique metal halide HID lamp specifically developed in cooperation with, and is produced exclusively for us by, Advanced Lighting Technologies, Inc. and its subsidiaries (“ADLT”) to maximize efficiency, output and life span. This source produces light with an efficiency of up to 90 lumens per watt, five times the efficiency of the light source used in MR-16 halogen lamps. We believe our metal halide HID lamp is the most energy efficient source of high quality light currently available and more closely matches the daylight color spectrum than any other lamp available for fiber optic applications. Furthermore, our standard metal halide HID lamp has a current life span of up to 10,000 hours, which is up to five times the typical life of MR-16 halogen lamps. We also use alternative light sources such as LEDs in certain applications, and in the future we anticipate utilizing these light sources in more of our products as they become more energy efficient.

We surround our light source with a CPC and employ additional coupling optics. We hold eight United States patents and one corresponding patent in Australia, and two pending patent applications in the United States and 10 pending corresponding foreign patent applications, for the CPC and those coupling optics. These collectors capture more than 90% of the light generated by our light source. Traditional imaging collectors are only about one half as efficient at delivering light to their outputs. Our collectors have multiple coating layers each smaller than 100 nanometers, which acting together form a reflective surface. These nanotechnology coatings were designed to act in conjunction with the other components in our EFO system. The coatings are applied using a unique low-pressure chemical vapor deposition process. Together with the patented shape of our collector, this non-imaging optical system delivers 93% reflectivity in the visible region. Furthermore, this optical system does not reflect infrared and ultraviolet radiation, minimizing the amount of infrared and ultraviolet light that leaves the collector.

Glass rods collect the light output from our collector, piping it outside the housing. These rods act as thermal barriers and when coated, also become filters. These filters block virtually all remaining infrared and ultraviolet radiation that comes from the light source directly or which is reflected by the collectors. The purity of the glass rods and the filters’ anti-reflective coatings allow for a transmission of up to 95% of the light output from the collector. These rods are the point of connection to the fiber optic cable. We house the lamp, solid state power supply, collector and rods in a single package referred to as the illuminator.

Unlike most fiber optic lighting systems, which use bundles of thin strands of fiber, our fiber is produced as a flexible large core polymer light pipe of varying diameters from three millimeters to 20 millimeters, depending on the customer’s application requirements. Our large core fiber is manufactured using a new acrylic plastic composition and proprietary processing method that produces a fiber that can withstand the heat and light conditions associated with EFO applications. This manufacturing process enables us to significantly reduce the cost of producing a continuous extruded large core fiber. We believe our large core fiber is approximately twice as efficient as a comparable stranded fiber cable.

Our EFO system consists of an illuminator, pre-cut lengths of our large core fiber with the FiberJacks couplers at either end, and application-specific fixtures. The FiberJacks couplers allow one end of the fiber to snap into the illuminator, similar to the way a telephone line connects to a phone jack, and the other end into the application-specific fixtures. FiberJacks, a proprietary plug-and-play coupling system, has significantly changed the installation of fiber optic lighting systems by eliminating the need for on-site fiber preparation, often an extremely precise process requiring highly skilled technicians. On-site preparation could result in errors in the alignment of the fibers, which in turn result in loss of light and variability of illumination at the fixture. With FiberJacks, all centering and alignment happens automatically, eliminating these types of losses and variability, and because all of our large core fibers are cut and finished with the FiberJacks couplers at the factory, the on-site installer need only unpack the fiber and snap it into the illuminator and the fixture.

Application-Specific Fixtures

Our EFO system can be adapted to any number of lighting applications, including those currently using traditional lighting systems. The primary concerns to commercial end-users, include quality of light, such as color, luminosity and directional lighting, and compliance with energy regulation. Our EFO system allows these customers greater flexibility in meeting their lighting needs within these regulatory constraints while maintaining the desired effect. The key variable in each of these applications is the fixture. We have developed FiberJacks compatible application-specific fixtures that allow the EFO system to be used, for example, in supermarkets, commercial retail space, freezer cases, in-case lighting, casinos and commercial accent lighting where traditional lighting technology was not, or is no longer, capable of meeting the customer’s needs. In addition, our EFO system can provide greater energy efficiency than traditional lighting systems with the advantages of directional lighting and focusable beams that traditional lighting systems typically sacrifice to comply with energy regulation. Many of our output fixtures include optics that allow consistent repetitive beam adjustment in both angle and beam spread. In addition, most of our fixtures are clean, simple and small in appearance, and include a wide range of trim and finishes.

These fixtures leverage the strengths of fiber optics to deliver well-defined beams, in an attractive package, at a low cost.

Traditional Fiber Optic Products and Other Products

Commercial Lighting

The primary illuminator in this product line is currently the 405 illuminator series, which uses a metal halide HID light source. Other Fiberstars illuminators use a halogen lamp. This light source may be sold with a color wheel that causes the light output to rotate through a variety of colors for decorative applications, or as a white light system for down lighting or star ceiling applications. When used in down lighting or star ceiling applications, the illuminator is coupled with a variety of bundled fiber diameters and lengths that are encased in a plastic cladding. We sell a variety of down light and accent light fixtures for this product line. When used in neon-like decorative applications, the illuminator is coupled with a variety of diameters and lengths of BritePak®, a woven stranded fiber cable encased in a clear plastic cladding.

Pool and Spa Lighting Products

Our pool lighting products are designed to add color and decorative lighting to water features for residential pools at night. The 6000 series illuminator is the primary fiber optic product line sold into the swimming pool market and also uses an HID-based illuminator with a traditional imaging optical system. The illuminator is used with bundles of stranded fiber that transfer the light from the illuminator under the pool decking and into the pool where the end points are encased in a lens fixture. The illuminator is equipped with a color wheel that changes the color of the light output.

We sell a variety of feature lighting systems that also change color. These are sold with the 2000 illuminator series, which includes an option for synchronizing the color changes of multiple water features and with outdoor spas. The water feature lights are sold in kits that may be used to light waterfalls, one or more linear water streams, deck lights and landscape lights.

In addition, we sell the Jazz Light, a pool light that changes color. This light fits into the wall of the pool and uses an HID lamp with a color wheel to provide pool color changes. We also sell portable spa lights that add decorative color to portable spas.

Other Products

In our European operations we sell small lines of other lighting products that use LEDs and small incandescent light sources. These products are sold into the decorative lighting market.

Addressable Markets and Applications

The following table identifies our current addressable markets, potential applications and certain customers that have deployed or beta tested our products:

Market for EFO	Potential Applications	Customers
Supermarkets	Accent lighting for specialty product display sections such as seafood, meat, wine, freezer cases, and any other specialty accent lighting	Whole Foods Markets, Albertsons, Giant Eagle*, Heinens*
Specialty Retail	Down lighting and accent lighting applied to display items such as clothing racks and display windows	Nordstrom, JCPenney, Tiffany & Co.*, Kessler Jewelers, Ethan Allen*
Ships	Replacement of fluorescent bulbs for general illumination	Department of Defense, United States Navy
Commercial Buildings	Accent and down lighting used in entry ways, conference rooms, foyers, and art displays	Trammel Crow Company, Department of Energy*, DARPA Headquarters, ING Headquarters
Dock Lighting	Replacement of existing hazardous and breakable dock lights used on loading docks	Giant Eagle, Heinens, Pathmark, Publix, Wal-Mart
Restaurants	Down lighting and accent lighting	Cinemark
Hospitals	Down lighting for lobby, waiting room, gift shop and floral cases	Evergreen Medical Center, Valley Childrens Medical Center
Signs	Direct view end-point stranded fiber	Movado, Coach
Museum Lighting	Used for high quality white light without damaging infrared or ultraviolet radiation	Museum of Jewish Heritage, National Inventors Hall of Fame*

*                    Beta testing locations.

Market for Specialty Decorative and Special Effect	Potential Applications	Customers
Retail Case Lighting	Used in glass display cases for a low-heat emission and high quality bright white light	Tiffany & Co., Swarovski, GEMS, Lalique, Reeds Jewelers, Kessler Jewelers
Museum Lighting	Used for high quality white light without damaging infrared or ultraviolet radiation	Smithsonian, National Gallery of Art, Museum of Jewish Heritage, Newseum, American Folk Art Museum, National Firearms Museum, Victoria and Albert Museum
Decorative	Kiosk accent lighting, wall wash accent, color light for added attention, direct view side-emitting stripes, cove lighting, star fields, glass edge lighting	Niketown, DillonWorks, Disney, Universal, McDonald’s, Sony Metreon, Chanel
Neon Replacement	Stripes of light going around the façade, Interior decorative lighting	Ethan Allen, Sonic, the Ft. Lauderdale sea wall
Signage	Back light and halo letters, side emitting outline or enhancing graphics. Direct view end point with special effects color changing or animation	Whole Foods Markets, Gable Signs, SignTech, Disney, Sherwin-Williams, Bally’s, Movado, Coach
Furniture	Encased in furniture such as cabinets	Ethan Allan, IKEA
Casinos	Special effect single color or white light only, accent down lighting on game tables, conference rooms, same as commercial buildings.	The Venetian, Harrah’s, Swinomish Northern Lights, Bellagio, Caesars Palace, Mirage
Hotels	Hall way lighting, hotel spas, saunas, workout rooms, conference rooms, display cases	Mandalay Bay, Bellagio
Pool and Spa	Safe and efficient lighting solution that enables users to change color options in pools and spas. Also has ability to light streams of water such as fountains and waterfalls	Approximately 300,000 pools and spas since 1988

Sales, Marketing and Distribution

Our products are sold through a combination of a direct sales force paid on commission, independent sales representatives and distributors into geographic markets throughout the world. We also are building an internal sales force for the sale of our EFO systems. We have been successful in hiring experienced salespeople from industry leading firms such as General Electric in order to facilitate our sales efforts. As of December 31, 2005, we had 32 sales and sales support people throughout the United States and Europe. We believe the presence of salespeople with experience at industry-leading firms provides additional credibility to our marketing of our products, particularly our EFO systems, into markets historically dominated by a few large companies. In order to maximize our sales opportunities, we have developed different sales and marketing strategies to address various target markets of our products.

Commercial Lighting

EFO Sales and Marketing

Our initial strategy is to sell our EFO system to several large accounts. We then plan to leverage these successes into additional installations with these and new customers. We identify key accounts through marketing efforts combining advertising, articles in trade publication and presentations at industry conferences and trade shows. The salespeople first facilitate the testing of the EFO system with a customer and then work with the customer for initial and follow-on sales. The typical test sequence is as follows: demonstrations to key executives within the store chain; small tests of prototype installations in one store department; larger tests in multiple departments; and finally, sales to store locations within chain regions. For example, a grocery store installation can include a variety of departments including seafood, deli, bakery, meat, wine and produce. These departments often display their higher margin products around the store’s perimeter. In many cases the store chain derives most of its profit from these sections of the store and is willing to spend more on highlighting their merchandise. Early multi-store sales have come from national supermarket chains and other retailers such as Whole Foods Markets and Cinemark. For example, we have begun rolling out our EFO system in three out of the eight Whole Foods Markets regions and our EFO system is installed in 13 stores within these three regions. We began shipping products to a fourth region in the third quarter of 2005. Similarly, we have outfitted seven Cinemark store locations. We also have tests underway at 10 additional grocery store chains. Our sales successes have come as a result of our ability to demonstrate a reduction in energy costs, help the chain meet energy regulations and provide attractive lighting of the chain’s merchandise.

To increase adoption of our EFO technology, we also intend to market our systems to leading architects, lighting designers, contractors and other entities that recommend or install lighting systems. For example, we have agreements with Gensler, a leading architecture, design and planning firm, under which they assist in designing our EFO system in the markets in which they do business. Gensler also provides strategic advice to help us enhance our visibility and image within the design and construction community as a manufacturer of preferred technology.

In addition, some utility companies have embraced our technology as an energy efficient alternative to traditional lighting systems and have begun to promote EFO to their customers.

We also sell our EFO systems through lighting representatives who target specific lighting projects in local markets. These representatives will specify EFO systems as the lighting for projects where EFO’s efficiency and lighting intensity are important. The sales representative firms are used in the United States, Canada, Europe and other international markets. We have more than 60 independent lighting representative organizations throughout the United States for our commercial lighting products, including EFO and traditional lighting products. These organizations are paid on a commission basis. Approximately 20 of these representatives account for a large majority of our commercial lighting product sales. We sell our products in Europe through two subsidiaries, Crescent Lighting Ltd. in the United Kingdom and

Lichtberatung Mann (LBM) in Germany. These two companies manage our sales operations in Europe, Russia and the Middle East, which, as in the United States, include sales through sub-distributors and sales representatives. In other international markets we sell through regional lighting representatives.

We regularly attend industry conferences at which we give presentations on our products. These conferences include Lightfair, Food Marketing Institute and other United States trade shows targeted at our customers, as well as lighting industry trade shows in Europe, Australia, Japan, India and China. We have had articles on our products written in LD+A, Architectural Lighting, Architectural Record, Display and Design Ideas and Visual Merchandising and Store Design. We participate in studies conducted by independent third parties, including universities and other educational institutions, designed to evaluate the benefits of our lighting systems. We also regularly give presentations to lighting designers on the benefits of EFO systems. In addition to selling into national grocery store and retail chains directly, our sales strategy for EFO is to convince lighting designers of EFO’s energy saving and accent lighting benefits. Lighting designers work with architects on larger building projects to ensure that attractive and up-to-date lighting products are used.

Traditional Commercial Lighting Products

Similar to our sales efforts for EFO systems, we sell our traditional fiber optic commercial lighting products through independent sales representatives. In addition, as with our EFO systems, we sell our traditional commercial lighting products in Europe, Russia and the Middle East through our subsidiaries. We also sell our traditional commercial lighting products internationally in most industrialized countries through distributors, including ADLT in Australia, Magic Lite in Canada, Verslite Hitech Lighting in India, Lighting Limited in China and Mitsubishi and Koto in Japan.

Pool and Spa Products

Our sales and marketing strategy for our pool and spa lighting products differs from our strategy for our commercial lighting products. Specifically, although the end-user for our pool and spa products is primarily the residential market, we primarily focus on sales to pool builders and pool product distributors by utilizing regional sales representative organizations that specialize in such sales. Accordingly, our marketing efforts for swimming pool products depend in large part upon swimming pool builders recommending our products to their customers and adapting their swimming pool designs to include our lighting systems. Each representative organization typically has the exclusive right to sell our products within its territory, receiving commissions on territory sales. In addition to using regional sales representatives, we also market our products to regional and national distributors in the swimming pool market. These distributors stock our products to fill orders received from swimming pool builders. Some of these distributors also engage in limited marketing activities in support of our products. We also market to certain large national pool builders under which they may purchase systems directly from us and offer our products with their swimming pools. To a lesser extent, we enter into incentive arrangements to encourage pool builders to purchase our products. We provide pool builders and independent sales representatives with marketing tools, including promotional videos, showroom displays and demonstration systems. We also use trade advertising and direct mail in addition to an ongoing program of sales presentations to pool builders and distributors.

SCP Pool Corporation, or SCP, the largest pool distributor in the United States and our largest pool customer, accounted for approximately 11%, 10% and 11% of our net sales in 2003, 2004 and 2005, respectively. We expect to maintain our business relationship with SCP; however, a cessation or substantial decrease in the volume of purchases by this customer could reduce availability of our products to end users and have a material adverse effect on our net sales and results of operations. At December 31, 2005, SCP accounted for 8% of accounts receivable and at December 31, 2004, they accounted for 10% of accounts receivable.

Sales of our swimming pool products follow a seasonal pattern. This typically results in higher sales in the second and fourth quarters as pool distributors stock shelves for the spring and summer seasons. First quarter pool sales tend to be the lowest for a given year. Consistent with industry practice, we provide extended terms to distributors for shipments in the fourth quarter of a given year whereby they receive products in November and December for which they pay in equal installments from March through June of the following year. We sell the majority of our swimming pool lighting systems within the United States, Canada and Australia. Our pool lighting sales in Europe were not material in 2003, 2004 or 2005.

Backlog

We typically ship standard products within a few days after receipt of an order and custom products within 30 to 60 days of order receipt. Generally, there is not a significant backlog of orders, except at year-end. Our backlog at the end of 2005 was $1,144,000 compared to $1,454,000 at the end of 2004. We anticipate that all of our backlog as of December 31, 2005 will be filled in 2006.

Competition

Our products compete with conventional electric lighting systems and with a variety of lighting products, including conventional light sources such as incandescent light bulbs as well as metal halide lamps, LEDs, compact fluorescent lamps and decorative neon lighting. Our EFO systems compete with conventional electrical lighting systems, other fiber optic lighting systems, and alternative energy efficient lighting products such as compact fluorescent lighting. Our traditional commercial lighting products compete with other lighting products primarily in the areas of down lighting, accent lighting and signage lighting. Our pool and spa lighting products compete with other sources of pool and spa lighting in the areas of in-pool lighting, including colored and color changing underwater lighting, and pool and spa accent lighting. Principal competitive factors include price, performance, ease of installation and maintenance requirements.

Our EFO systems compete with conventional electrical lighting technologies and with other sources of accent and down lighting such as ceramic metal halide, halogen and incandescent bulbs. Our EFO systems compete with traditional electrical lighting systems and other fiber optics systems in markets where energy efficiency, ease of installation and lower maintenance costs are principal competitive factors. Our EFO systems also compete with manufacturers of lamps and fixtures who may sell their products to end-users as a system or as individual components.

We expect that our ability to compete effectively with conventional lighting technologies, other fiber optic lighting products and new lighting technologies that may emerge will depend substantially upon achieving greater performance and reducing the cost of our EFO systems. Principal competitors in the EFO market include large lamp manufacturers and lighting fixture companies whose financial resources substantially exceed ours. These conventional lighting companies may introduce new or improved products that may reduce or eliminate some of the competitive advantages of our products. We anticipate the primary competition to our EFO systems will come from new technologies which offer increased energy efficiency, lower maintenance costs and/or lower heat radiation.

In traditional commercial lighting, we compete primarily with local and regional neon lighting manufacturers that, in many cases, are more established in their local markets than we are. In traditional commercial lighting, fiber optic lighting products are offered by a number of smaller companies, some of which compete aggressively on price. Some of these competitors offer products with performance characteristics similar to our products. Additionally, some conventional lighting companies now manufacture or license fiber optic lighting systems that compete with our products. Schott, a German glass fiber company, markets fiber optic systems in the United States. Many companies compete with us in Asia, including Philips, Mitsubishi, Bridgestone and Toray. Mitsubishi also sells our BritePak fiber cables in

Japan. In addition, we compete with Toray in the stranded small diameter optical fiber in the special effects lighting market.

In the pool and spa market, we face competition from suppliers and distributors who bundle lighting and non-lighting products and sell these packages to pool builders and installers. In addition, we face competition directly from manufacturers who produce their own lighting systems and components. For example, in the pool market, competitive products are offered by Pentair’s American Products Division, a major manufacturer of pool equipment and supplies, as well as Super Vision International. In the spa business, spa manufacturers install LED lighting systems during the manufacturing process. We intend to develop new fiber optic lighting products that are complementary to traditional pool lights currently sold by pool equipment suppliers. To maximize the sales of these new products, we plan to leverage our well-established presence in the pool and spa lighting market.

While we cannot predict the impact of competition on our business, we believe that an increase in the rate of our market expansion may be accompanied by increased competition. Increased competition could result in price reductions, reduced profit margins and loss of market share, developments which could adversely affect our operating results. There can be no assurance that we will be able to continue to compete successfully against current and future competitors.

Manufacturing and Suppliers

We produce our lighting systems through a combination of internal and outsourced manufacturing and assembly. Our internal lighting system manufacturing consists primarily of fiber processing, final assembly, testing and quality control. We use independent contractors to manufacture some components and sub-assemblies and have worked with a number of our vendors to design custom components to meet our specific needs. We manage inventories of domestically produced component parts on a just-in-time basis when practicable. Our quality assurance program provides for testing of all sub-assemblies at key stages in the assembly process as well as testing of finished products.

In 2004, we initiated a program to manufacture more of our products offshore, primarily in India and Mexico. As this process continues, we expect that more high volume products will be sourced offshore where labor and component cost savings may be achieved. Under a Production Share Agreement initiated in 2003 and renewed in August 2005, we conduct contract assembly in Mexico through North American Production Sharing Inc. and Industrias Unidas de BC, SA de CV, or North American. Under this agreement North American provides administrative and manufacturing services, including labor services and the use of manufacturing facilities in Mexico for the manufacture and assembly of certain of our fiber optic systems and related equipment and components. Also in 2004, we began obtaining assembled products from ECDS, located in Cochain, India. These products are received on a purchase order basis, primarily by ocean shipment and in some cases by air freight.

We manufacture our large core fiber products in our Solon, Ohio facility, using either an extrusion process or a cast process.

Under a supply agreement, which was last renewed in January 2000, Mitsubishi is the sole supplier of our small diameter stranded fiber. In sales volume, our products that incorporate small diameter stranded fiber have historically been the single largest fiber product that we sell and represent significant sales volume. We expect to maintain our relationship with Mitsubishi for the supply of small diameter fiber.

ADLT and Fiberstars have had a strategic relationship since 1997 when ADLT acquired a substantial equity interest in Fiberstars, which was sold in 2004. Over the years ADLT and Fiberstars have maintained a collaborative relationship based on ADLT’s position as a leading supplier of metal halide light sources and Fiberstars need for “state of the art” light source technology. As a result, we rely on ADLT for our metal halide lamps, reflectors and power supplies. To further this relationship, in September, 2005 we entered into several new agreements with ADLT regarding mutual development collaboration for the continued improvement in our lamp technology. These agreements also provide for the purchase of certain coating equipment, the provision to us of certain other services, the continued supply to us of products manufactured by ADLT, and a cross-license of certain intellectual property.

We also rely on other sole source suppliers for other lamps, reflectors, remote control devices and power supplies. Although we cannot predict the effect that the loss of one or more of such suppliers would have on our results of operations, such loss could result in delays in the shipment of products and additional expenses associated with redesigning products and could have a material adverse effect on our operating results.

Research and Development

We believe that growth in fiber optic lighting will be driven by improvements in technology to provide increased light output at lower costs. Accordingly, we commit much of our research and development resources to those challenges. We have a research and development team located in Ohio primarily focused on developing new or improving our current EFO systems. In addition, we currently have engineers based in California and in India focused on further developing our pool and spa products.

We purchased the base technology underlying our EFO system in 2000 with the acquisition of Unison Fiber Optic Lighting Systems LLC. Subsequent to this acquisition, we have been aided in our development of this technology, as well as the development of our traditional fiber optics products, by government awards and contracts. We have commercial rights to all of the technology we develop as part of these various government research and development contracts. A summary of work under these contracts is as follows:

•       In 2003, we successfully completed a three-year $2.0 million research and development project to develop a continuous extrusion process for large core plastic optical fiber funded under a grant from the National Institute of Standards and Technology, or NIST, of the United States Department of Commerce.

•       In February 2003, the DARPA through the Army Aviation and Missile Command, or AMCOM, awarded to us and our partners a research and development contract for the development of next-generation light sources, optics, luminaire and integrated illuminated technologies for its high efficiency distributed lighting, or HEDLight, project. This contract provides for total payment of up to $7.8 million, including payments for subcontractors, over three years based on the achievement of milestones in the development of fiber optic illuminators and fixtures for installation on ships and aircraft. We have received total gross funding of $5.3 million under this contract through December 31, 2004. For the year ending December 31, 2005, we qualified for receipt of gross amounts, including amounts for subcontractors, of up to $2.5 million ($2.0 million, net of subcontractor amounts), subject to attainment of scheduled milestones. The contract term runs through February 2006.

•       In April 2003, we announced, together with APL Engineered Materials, a subsidiary of ADLT, the award of a $2.7 million research and development contract from DARPA for the development of a new arc discharge light source, a project to be led by APL Engineered Materials. Of this amount, we expect to receive $300,000, based on our achievement of certain milestones related to our contribution to this project. We anticipate that this new light source will exceed the performance of our existing EFO light source in efficiency, brightness and color rendering.

•       In June 2004, we announced an additional $1.0 million in funding from DARPA, dependent on the achievement of certain milestones, to develop an LED version of the HEDLight system. We achieved these milestones and earned the full $1.0 million by the end of 2005.

•       Also in June 2004, we announced two Small Business Innovative Research, or SBIR, awards from the Department of Energy. One is to work on an instant-on version of EFO, and the other is to develop a fast cure for the fiber production process, which would lower cost and improve throughput on the fiber production line. These awards were for an initial $100,000 for the first feasibility phase, and in September 2005 we received approval for an additional funding of $750,000 for each project for the completion phase.

•       In addition, in October 2005, further SBIR awards from the Department of Defense under DARPA totaling $200,000 were obtained to further explore improvements to lamp coatings and design and to further research materials and processing techniques for the Company’s Continuously Extruded Large Core Fiber processing method.

•       Net of payments to subcontractors, we received from DARPA aggregate payments of $2.0 million, in 2005, $2.5 million in 2004 and $1.5 million in 2003.

On September 19, 2005, we entered into agreements with ADLT regarding development assistance to be provided to us by ADLT and by us to ADLT. Under these agreements, ADLT will provide us with consulting, research and development services, including the development of lamps to be used in our current and future EFO systems for projects.

In addition to our agreement with ADLT, we further augmented our internal research and development efforts by collaborating with other component suppliers, independent consultants and third parties. We depend substantially on these parties to undertake research and development efforts necessary to achieve improvements that would not otherwise be possible given the multiple and diverse technologies that must be integrated into our products and our limited engineering, personnel and financial resources. These third parties have no material contractual commitments to participate in these efforts, and there can be no assurance that they will continue to do so.

Research and development expense for the years ended December 31, 2005, 2004 and 2003 were $2.2 million, $1.2 million and $1.3 million, respectively, net of credits for research and development from the government.

Intellectual Property

We believe that the success of our business depends primarily on our technical innovations, marketing abilities and responsiveness to customer requirements, rather than on patents, trade secrets, trademarks, copyrights and other intellectual property rights. Nevertheless, we have a policy of seeking to protect our intellectual property through patents, license agreements, trademark registrations, confidential disclosure agreements and trade secrets. As of December 31, 2005, our intellectual property portfolio consisted of 41 issued United States and foreign patents, various pending United States  patent applications and various pending Patent Cooperation Treaty, or PCT, patent applications filed with the World Intellectual Property Organization that serve as the basis of national patent filings in countries of interest. Our issued patents expire at various times between August 2008 and April 2023. Generally, the term of patent protection is 20 years from the earliest effective filing date of the patent application. There can be no assurance, however, that our issued patents are valid or that any patents applied for will be issued. There can be no assurance that our competitors or customers will not copy aspects of our fiber optic lighting systems or obtain information that we regard as proprietary. There also can be no assurance that others will not independently develop products similar to ours. The laws of some foreign countries in which we sell or may sell our products do not protect proprietary rights to products to the same extent as do the laws of the United States.

We are aware that a large number of patents and pending patent applications exist in the field of fiber optic technology. We are also aware that certain of our competitors hold and have applied for patents related to fiber optic lighting. Although, to date, we have not been involved in litigation challenging our intellectual property rights, we have in the past received communications from third parties asserting rights in our patents or that our technology infringes intellectual property held by such third parties. Based on information currently available to us, we do not believe that any such claims involving our technology or patents are meritorious. However, we may be required to engage in litigation to protect our patent rights or to defend against the claims of others. There can be no assurance that third parties will not assert claims that our products infringe third party patents or other intellectual property rights or that, in case of a dispute, licenses to such technology will be available, if at all, on reasonable terms. In addition, we may need to take legal action to enforce our intellectual property rights in the future. In the event of litigation to determine the validity of any third-party claims or claims by us against third-parties, such litigation, whether or not determined in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel from productive tasks. Also, in the event of an adverse ruling in such litigation, we might be required to expend significant resources to develop non-infringing technology or to obtain licenses to the infringing technology, which licenses may not be available on acceptable terms. In the event of a successful claim against us and our failure to develop or license a substitute technology, our operating results could be adversely affected.

Employees

As of December 31, 2005, we had 92 full time employees, of whom 32 were involved in sales, marketing and customer service, 24 in research and product development, 17 in assembly and quality assurance, and 19 in finance and administration. From time to time, we employ part-time personnel in various capacities, primarily assembly and clerical support. In addition, we have 35 contract employees in Mexico. We have never experienced a work stoppage. No employees are subject to any collective bargaining agreement, and we believe our employee relations to be good.

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

Item 1A. Risk Factors

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

We manufacture our large core fiber through a unique proprietary process and currently have one machine that manufactures this fiber, located at the facility we lease in Solon, Ohio. This large core fiber is used in a majority of our EFO systems. As a result, we are subject to manufacturing delays due to facility shutdown, power loss or labor difficulties. If our facility were to experience temporary shutdown, or be unable to function at predicted capacity, we may be unable to meet our demand in a cost efficient manner, if at all. Furthermore, our ability to modify our production output for custom orders is limited by our having one machine at a single facility. In addition, our alternative method is not cost effective. We recently entered into an agreement, with ADLT to purchase a coating machine and the supply of certain coatings which will be operated and maintained by a third party. If this machine is not operated or maintained properly we may experience delays in our manufacturing process.

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

We depend on ADLT for a number of components used in our products as well as future development of new components and also rely on ADLT to operate and maintain our coating machine and provide certain related services.

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

We have experienced negative cash flow from operations and may continue to do so in the future. We may need to raise additional capital in the future, but our ability to do so may be limited.

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

Competition is increasing in the commercial decorative and accent lighting and pool lighting markets, as well as in the energy efficient lighting markets. A number of companies offer directly competitive products, including color halogen lighting for swimming pools and incandescent and fluorescent lighting for commercial decorative and accent lighting. We also compete with LED products in water lighting and in neon and other lighted signs. In addition, many of our competitors in the pool and spa market bundle their lighting products with other pool and spa related products, which many customers find to be an attractive alternative. Our competitors include large and well-established companies such as General Electric, Sylvania, Philips, Schott, 3M, Bridgestone, Pentair, Mitsubishi and OSRAM/Siemens.

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

We currently hold 39 patents in the United States, and three corresponding patents in Japan and one corresponding patent in Australia. We also have 14 patents pending in the United States. There can be no assurance, however, that our issued patents are valid or that any patents applied for will be issued. We have a policy of seeking to protect our key intellectual property through, among other things, the prosecution of patents with respect to certain of our technologies. There are many issued patents and pending patent applications in the field of fiber optic technology, and some of our competitors hold and have applied for patents related to fiber optic and non-fiber optic lighting. We have in the past received communications from third parties asserting rights in our patents or that our technology infringes intellectual property rights held by such third parties. For example, we were recently involved in patent litigation with Pentair with respect to our FX Pool Light product, which was subsequently settled. Litigation to determine the validity of any third-party claims or claims by us against such third party, whether or not determined in our favor, could result in significant expense and divert the efforts of our technical and management personnel, regardless of the outcome of such litigation. In addition, we do not know whether our competitors will in the future apply for and obtain patents that will prevent, limit or interfere with our ability to make, use, sell or import our products. Although we may seek to resolve any potential future claims or actions, we may not be able to do so on reasonable terms, or at all. If, following a successful third-party action for infringement, we cannot obtain a license or redesign our products, we may have to stop manufacturing and marketing our products and our business would suffer as a result.

Sales of our EFO systems depend on acceptance by multiple decision makers, resulting in lengthy sales cycles. As a result, the flow of EFO revenue is not predictable.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. For example, in connection with the audit of our consolidated financial statements for 2004, our independent registered public accounting firm informed us that it believed that inadequate segregation of duties in our financial reporting process and our information technology governance controls, and a number of adjustments to financial statements during the course of the audit process, constituted significant deficiencies that aggregated to form a material weakness in our internal controls. In addition, Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting and have our independent registered public accounting firm annually attest to our evaluation, as well as issue their own opinion on our internal control over financial reporting, which we expect will be required for the first time in connection with our Annual Report on Form 10-K for the fiscal year ending December 31, 2006. We are preparing for compliance with Section 404 by strengthening, assessing and testing our system of internal controls to provide the basis for our report. However, the continuous process of strengthening our internal controls and complying with Section 404 is expensive and time consuming, and requires significant management attention. We cannot be certain that these measures will ensure that we will maintain adequate control over our financial processes and reporting. If we or our independent registered public accounting firm discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, future non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension or delisting of our common stock from The NASDAQ National Market and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price. Estimates of our costs, independent of additional audit fees, required to comply with Section 404 are $600,000 or higher. While we expect these costs to increase our operating expenses significantly, we cannot predict or estimate the amount of future additional costs we may incur or the timing of such costs.

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

Historically, approximately 60% of our EFO research and development efforts have been supported directly by government funding. In 2005, for example, approximately 59% of our EFO research and development funding came from DARPA and all our current funding from DARPA is set to expire in February 2006 without any guarantee of renewal or replenishment. If government funding were to be reduced or eliminated, there is no guarantee we would be able to continue to fund our research and development efforts in EFO technology and products at their current levels, if at all. If we are unable to support our EFO research and development efforts, there is no guarantee we would be able to develop enhancements to our current products or develop new products.

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

We sell a significant portion of our pool and spa lighting products through SCP. SCP accounted for approximately 11%, 10% and 11% of our net sales in 2003, 2004 and 2005, respectively. If SCP ceases to purchase or substantially decreases its volume of purchases, this could significantly reduce the availability of our products to end users, which could negatively impact our net sales and operating results. Furthermore, because SCP is the largest distributor in the United States, we may not be able to increase sales to our other distributors sufficiently to offset the loss resulting from SCP’s reduction or cessation in sales.

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

Our business is currently dependent on a limited number of significant customers, and we anticipate that we will continue to rely on a limited number of customers. For example, in 2005, SCP, our largest pool and spa customer, accounted for approximately 11% of our net sales. We expect these customers to continue to represent a significant portion of our net sales in the future. The loss of any of these significant customers would harm our net sales and operating results. Customer purchase deferrals, cancellations, reduced order volumes or non-renewals from any particular customer could cause our quarterly operating results to fluctuate or decline and harm our business. In addition, volume discounts granted to significant customers from time to time could lead to reduced profit margins, and negatively impact our operating results.

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

The impact of recent hurricanes may continue to have a significant negative effect on our business, financial condition and results of operations.

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

We have significant international activities and customers, and plan to continue these efforts, which subject us to additional business risks, including logistical complexity, political instability and the general economic conditions in those markets. Sales outside the United States accounted for approximately 30% of our net sales in 2003, 33% of our net sales in 2004 and 33% of our net sales in 2005. Because the market for our products tends to be highly dependent upon general economic conditions, a decline in general economic conditions would likely harm our operating results.

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

In addition, in the Asia/Pacific region generally, we face risks associated with a recurrence of SARS, spreading of Asian bird flu, tensions between countries in that region, such as political tensions between China and Taiwan, the ongoing discussions with North Korea regarding its nuclear weapons program, potentially reduced protection for intellectual property rights, government-fixed foreign exchange rates, relatively uncertain legal products and developing telecommunications infrastructures. In addition, some countries in this region, such as China, have adopted laws, regulations and policies which impose additional restrictions on the ability of foreign companies to conduct business in that country or otherwise place them at a competitive disadvantage in relation to domestic companies.

Item 2. Property

Our principal executive offices and commercial lighting manufacturing and assembly facilities are located in a 59,000 square foot facility in Solon, Ohio, under a lease agreement expiring in 2008. We have other local sales offices in the United States in Pleasanton, California and New York and in Europe sales and operations offices in the United Kingdom in Thatcham, under lease. We also own a local office in Berching, Germany. We also have a contract manufacturing facility near Tijuana, Mexico. We believe that our current facilities are adequate to support our current and anticipated near-term operations and that we can obtain additional space we may need in the future at commercially reasonable terms.

Item 3. Legal Proceedings

On December 20, 2005, we entered into a settlement agreement with Sherwin-Williams Company (or Sherwin-Williams) and The Wagner Electric Sign Company (or Wagner). We were a third-party defendant in a lawsuit filed in the Court of Common Pleas, Cuyahoga County, Ohio filed on September 21, 2004, for alleged breach of warranty and breach of contract in connection with an allegedly defective sign manufactured and sold by Wagner. The settlement agreement calls for certain payments to be made to Sherwin-Williams by the defendant parties and for certain repairs to be made.

On September 8, 2005, we entered into a settlement agreement with Pentair Water Pool and Spa, Inc. In a lawsuit filed against us on April 5, 2005 in the United States District Court, Northern District of California, Pentair alleged that the manufacture, use and sale of our FX Pool Light infringed three United States patents that Pentair claims to own relevant to certain synchronized light technology. On September 12, 2005, we filed a dismissal, with prejudice, of our counterclaims and, in accordance with the terms of the settlement agreement, Pentair filed a dismissal, with prejudice, of its complaint.

We may also from time to time become involved in legal proceedings in the ordinary course of business.

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2005.

Executive Officers of the Registrant

Our executive officers and their ages as of December 31, 2005, are as follows:

Name	Age	Position
John Davenport	60	Chief Executive Officer and Director
Roger Buelow	33	Vice President, Engineering and Chief Technology Officer
Robert A. Connors	57	Vice President, Finance and Chief Financial Officer
Ted des Enfants.	34	Vice President and General Manager, Fiberstars EFO
Barry R. Greenwald	59	President and General Manager, Pool Division

Mr. Davenport was appointed our Chief Executive Officer and a director in July 2005. Mr. Davenport joined us in November 1999 as Vice President, Chief Technology Officer and was appointed Chief Operating Officer in July 2003. Prior to joining Fiberstars, Mr. Davenport served as President of Unison Fiber Optic Lighting Systems, LLC, or Unison, from 1998 to 1999. Mr. Davenport began his career at GE Lighting in 1972 as a research physicist and thereafter served 25 years in various capacities including GE Lighting’s research and development manager and as development manager for high performance LED projects. He is a recognized expert in light sources, lighting systems and lighting applications, with special emphasis in low wattage discharge lamps, electronic ballast technology and distributed lighting systems using fiber optics.

Mr. Buelow was appointed our Chief Technology Officer in July 2005. Mr. Buelow has also served as our Vice President, Engineering since February 2003. Prior to joining Fiberstars in 1999, he served as Director of Engineering for Unison from 1998 to 1999. Prior to that he served four years as an engineer at GE Lighting working on several fiber optic lighting projects. Mr. Buelow is a Certified Quality Engineer with ten patents.

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

Mr. des Enfants joined the Company in January 2005 as Vice President and General Manager, Fiberstars EFO. From 1994 to 2003, Mr. des Enfants held a variety of positions with the GE Lighting, most recently as District Sales Manager in the eastern region. From 1998 to 2001, he was National Account Manager with GE Lighting and from 1994 to 1998 held various Sales and Sales Manager positions at GE Lighting.

Mr. Greenwald joined the Company in October 1989 as General Manager, Pool Division. He became Vice President in September 1993, Senior Vice President in February 1997 and President of the Pool Division in July 2005.  Prior to joining the Company, Mr. Greenwald served as National Sales Manager at Aquamatic, a swimming pool accessory company, from August 1987 to October 1989. From May 1982 to August 1987, Mr. Greenwald served as National Sales Manager at Jandy Inc., a swimming pool equipment company.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the Nasdaq National Market under the symbol FBST. The following table sets forth the high and low sales prices for our common stock, from its consolidated transaction reporting system.

	High	Low
First quarter 2004	10.75	6.15
Second quarter 2004	10.95	7.01
Third quarter 2004	10.50	6.70
Fourth quarter 2004	10.49	6.40
First quarter 2005	10.12	7.28
Second quarter 2005	12.50	8.28
Third quarter 2005	15.50	9.75
Fourth quarter 2005	10.80	8.00

There were approximately 300 holders of record of our common stock as of March 22, 2006, and we estimate that at that date there were approximately 800 additional beneficial owners.

We have not declared or paid any cash dividends and does not anticipate paying cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding the Securities Authorized for Issuance Under our Equity Compensation Plans can be found under Item 12 of this Annual Report on Form 10-K.

Item 6. Selected Financial Data

The Selected Operations and Balance Sheet Data set forth below have been derived from our Consolidated Financial Statements. It should be read in conjunction with the information appearing under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Report and the Consolidated Financial Statements and related notes found in Item 15 of this Report.

SELECTED CONSOLIDATED FINANCIAL DATA
(IN THOUSANDS, EXCEPT PER SHARE DATA)

YEARS ENDED DECEMBER 31,	2005	2004	2003	2002	2001
OPERATING SUMMARY
Net sales	$28,337	$29,731	$27,238	$30,960	$29,053
Gross profit	10,626	11,511	10,341	11,474	11,447
As a percent of net sales	37.5%	38.7%	38.0%	37.1%	39.4%
Research and development expenses	2,190	1,188	1,279	2,290	2,764
As a percent of net sales	7.7%	4.0%	4.7%	7.4%	9.5%
Sales and marketing expenses	9,595	8,595	7,188	7,907	8,371
As a percent of net sales	33.9%	28.9%	26.4%	25.5%	28.8%
General and administrative expenses	3,135	2,459	2,435	2,709	3,627
As a percent of net sales	11.1%	8.3%	8.9%	8.8%	12.5%
Restructure expense	3,120	—	—	—	—
As a percent of net sales	11.0%	—%	—%	—%	—%
Loss before tax	(7,314)	(762)	(594)	(1,441)	(3,381)
As a percent of net sales	(25.8)%	(2.6)%	(2.2)%	(4.7)%	(11.6)%
Net loss	(7,423)	(704)	(608)	(3,519)	(2,128)
As a percent of net sales	(26.2)%	(2.4)%	(2.2)%	(11.4)%	(7.3)%
Net loss per share
Basic	$(0.90)	$(0.10)	$(0.10)	$(0.70)	$(0.45)
Diluted	$(0.90)	$(0.10)	$(0.10)	$(0.70)	$(0.45)
Shares used in per share calculation:
Basic	8,223	7,269	5,993	5,028	4,756
Diluted	8,223	7,269	5,993	5,028	4,756
FINANCIAL POSITION SUMMARY
Total assets	$46,209	$27,018	$24,119	$20,101	$21,434
Cash, cash equivalents and short-term investments	23,578	3,609	4,254	231	584
Working capital	31,660	14,541	12,449	7,417	8,498
Short-term borrowings	389	38	30	593	101
Long-term borrowings	1,089	484	521	449	419
Shareholders’ equity	38,184	21,202	18,950	14,240	16,431
Common shares outstanding	11,270	7,351	6,317	4,667	4,329

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the related notes incorporated by reference in this Annual Report on Form 10-K or referred to herein. This discussion contains, in addition to historical information, forward- looking statements that involve risks and uncertainties. Our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below as well as those discussed under “Risk Factors,” “Special Note Regarding Forward-Looking Statements” and elsewhere in this Report. We disclaim any obligation to update information contained in any forward-looking statement.

Overview

Fiberstars designs, develops, manufactures and markets fiber optic lighting systems for wide-ranging uses in both the general commercial and the pool and spa lighting markets. Our EFO system introduced in 2004, offers greater energy savings, heat dissipation and maintenance cost benefits over conventional lighting for multiple applications. Accordingly, we believe our EFO system will become a leading technology in accent lighting and numerous niche lighting markets.

Net Sales

In 2005, 2004 and 2003, products generated net sales of $28.3 million, $29.7 million, and $27.2 million. Of these net sales, in 2005, 2004 and 2003, sales of our EFO systems generated net sales of $1,527,000, $582,000 and $172,000, respectively, and sales of our traditional commercial lighting systems generated net sales of $12.0 million, $12.2 million and $12.1 million, respectively. In addition, in 2005, 2004 and 2003, we generated net sales of $14.8 million, $16.9 million and $14.9 million from sales of our pool and spa lighting products.

We sell our general commercial lighting systems through direct sales personnel and independent lighting representatives. Specifically, we target large accounts and regional lighting representatives who in turn target specific lighting projects in local markets. We also intend to work with architects, lighting designers, contractors, utilities and other entities that recommend or install lighting systems to build awareness for our EFO systems. For example, we have an agreement with Gensler, an architecture, design and planning firm, under which Gensler assists us in designing our EFO systems in the markets in which they do business. We sell our traditional commercial lighting products through our national account sales personnel as well as independent lighting representatives. We also sell both our EFO and traditional commercial lighting products in Europe, Russia and the Middle East through our two subsidiaries who manage our sales operations in those regions. For our pool and spa lighting products, we utilize regional sales representatives that specialize in selling swimming pool systems to pool builders and pool product distributors.

Our target markets and end customers for our commercial lighting products include national supermarket chains, specialty retail stores, restaurants and hotels and other commercial entities seeking down lighting and accent lighting solutions. The target customers for our pool and spa lighting markets are pool builders and pool product distributors who in turn sell our products into the residential market.

We sell the majority of our commercial lighting systems and pool lighting products in the United States, Canada and Australia. Sales in the United States accounted for approximately 67% of our net sales in 2005, 67% in 2004 and 70% in 2003.

Cost of Sales

Cost of sales consists primarily of costs associated with the manufacture of our products, including personnel and occupancy costs associated with manufacturing support and quality assurance.

Research and Development

Research and development expense consists primarily of salaries, bonuses and benefits for engineering personnel, depreciation of equipment, costs of third party subcontractors and consultants and costs associated with various projects, including testing, developing prototypes and URL related expenses. Funds received under government contracts are recorded as a credit to research and development expense.

Sales and Marketing

Sales and marketing expense consists primarily of salaries, bonuses, benefits and related costs for sales and marketing personnel, sales commissions, and costs associated with trade shows, literature and participation at industry conferences.

General and Administrative

General and administrative expense consists primarily of salaries, bonuses, insurance, bank charges, benefits and related costs for finance and administrative personnel and for outside service expenses, including legal, accounting and investor relations.

Restructuring

In June 2005 we announced a restructuring which called for moving our headquarters and base of operations from Fremont, California to Solon, Ohio. We indicated at that time that the cost of the restructure would be approximately $3,500,000 and would result in approximately $2 million in savings. In 2005 we spent $3,120,000 on restructuring expenses.

Seasonality

Sales of our products follow a seasonal pattern which typically results in higher sales in the second and fourth quarters as pool distributors stock shelves for the spring and summer seasons. First quarter sales for our products tend be lower in any given year. Consistent with industry practice, we provide extended terms to distributors for shipments in the fourth quarter of a given year whereby they receive products in November and December for which they pay in equal installments from April through June of the following year.

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

Allowances for Doubtful Accounts, Returns and Discounts

We establish allowances for doubtful accounts, returns and discounts for specifically identified doubtful accounts, returns and discounts based on credit profiles of our customers, current economic trends, contractual terms and conditions and historical payment, return and discount experience. For each year ended December 31, the allowance for doubtful accounts, returns and discounts was $1.4 million for 2005, $1.2 million for 2004 and $1.1 million for 2003. The amount charged to allowances for doubtful accounts and discounts was $1,168,000 in 2005, $873,000 in 2004 and $792,000 in 2003. The amount charged to expenses for doubtful accounts was $76,000 in 2005, $47,000 in 2004 and $2,000 in 2003. In the event that actual returns, discounts and bad debts differ from these estimates or we adjust these estimates in future periods, our operating results and financial position could be materially affected.

Valuation of Inventories

We state inventories at the lower of standard cost (which approximates actual cost determined using the first-in-first-out method) or market. We establish provisions for excess and obsolete inventories after evaluation of historical sales, current economic trends, forecasted sales, product lifecycles and current inventory levels. During 2005, 2004 and 2003 we charged $196,000, $116,000 and $128,000 to cost of sales for excess and obsolete inventories. Adjustments to our estimates, such as forecasted sales and expected product lifecycles, could harm our operating results and financial position.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income tax liability in each of the jurisdictions in which we do business. This process involves estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items, such as deferred revenues, for tax and accounting purposes. These differences result in deferred tax assets and assets and liabilities, which are included in our consolidated balance sheet. We must then assess the likelihood that these deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not more likely than not or is unknown, we must establish a valuation allowance.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. At December 31, 2005, we have recorded a full valuation allowance against our deferred tax assets, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward. The valuation allowance is based on our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable.

Results of Operations

Net Sales

Our net sales decreased 5% to $28,337,000 in 2005 compared to $29,731,000 in 2004 and $27,238,000 in 2003. The 2005 decrease was a result of lower sales of pool products of 13% or $2,134,000 which was partially offset by increased sales of commercial lighting products of 5% or $698,000. This decrease in pool lighting sales was primarily due to a $2,414,000 decrease in sales from our spa lighting products. The increase in commercial lighting sales was due to $945,000 in increased sales of EFO products partially offset by a decline in traditional fiber optic sales from our core legacy commercial lighting products of $247,000. We expect net sales to increase in 2006 due to an anticipated increase in demand for EFOTM systems in commercial lighting markets and partially offset by an expected continued decline in demand of our traditional fiber optic products and pool products. The market for our products is highly dependent upon general economic conditions.

Net sales increased 9% to $29,731,000 in 2004 compared to $27,238,000 in 2003. The 2004 increase largely reflects an increase in sales of pool products of 13% or $1,997,000 combined with a smaller increase in sales of commercial lighting products of 4% or $496,000. This increase in pool lighting sales was primarily due to $1,574,000 in increased sales from our in-ground fiber pool lighting products and $1,094,000 in increased sales from our Jazz electric light products, and was partially off-set by a decline in sales of $662,000 from our spa light products. The increase in commercial lighting sales was due to $410,000 in increased sales of EFO products combined with relatively flat sales from our core legacy commercial lighting products.

International sales accounted for approximately 33% of net sales in 2005 as compared to 33% of net sales in 2004 and 30% in 2003. The relative increase in international sales from 2003 to 2004 was due to growth in European sales compared to a decline in domestic sales. The increase in 2004 international sales was a result of higher sales from our German operation.

Gross Profit

We had gross profit of $10,626,000 in 2005, a decrease of 8% compared to $11,511,000 in 2004. Gross profit as a percent of sales decreased to 38% in 2005 compared to 39% in 2004. This decrease was primarily due to lower gross profit margins from commercial lighting sales (5 percentage points) combined with a smaller decrease in pool lighting margins (2 percentage points). Commercial lighting gross profit margins declined due to increased sales from EFO products which are selling at a lower margin than traditional fiber optic products. We expect gross profit margins to improve due to the restructuring, however this may be offset by lower gross profit margins on EFO sales, which may cause overall gross profit margins to remain flat, or decline slightly in 2006. Gross profit margins are also dependent upon general economic conditions.

Gross profit of $11,511,000 in 2004 increased by 11% compared to $10,341,000 in 2003. Gross profit as a percent of sales increased to 39% in 2004 compared to 38% in 2003. This increase was primarily due to improved gross profit margins from pool and spa lighting sales (3 percentage points) partially offset by lower gross profit margins from commercial lighting sales. Pool and spa lighting gross profit margins improved as a result of lower direct costs obtained by manufacturing some products off-shore. Commercial lighting gross profit margins declined due to increased competition for the core legacy products in Europe and in the United States.

Operating Expenses

Research and development expenses were $2,190,000 in 2005, an 84% increase from research and development expenses of $1,188,000 in 2004. Although we increased spending in research and development expense on personnel and project costs related to government contract work and on improvements for existing products, this spending was offset by the increase in expense credits for funds received in 2005 under certain Department of Energy, or DOE, contracts and under Defense Advanced Research Projects Agency, or DARPA, research and development contracts awarded in February and April of 2004. The gross research and development spending along with credits from government contracts is shown in the following table:

	Year ended December 31,
	2005	2004	2003
	(in thousands)
Gross expenses for research and development	$4,485	$3,670	$3,325
Deduct: credits for NIST award	—	—	(583)
Deduct: credits from DARPA & DOE contracts	(2,295)	(2,482)	(1,463)
Net research and development expense	$2,190	$1,188	$1,279

Funds received from DOE and DARPA for milestones achieved during the fiscal year are recorded as a credit to research and development expense. Net of payments to subcontractors, this amounted to $2,295,000 in 2005 compared to $2,482,000 in 2004. This decrease in DOE and DARPA credits was a result of lower DARPA credits in the year as a result of being in the final year of the 3 year contract. These lower credits were partially offset by an increase in credits from DOE. Gross expenses for research and development increased by $815,000, which was made up of increased personnel, consultants and project costs for government projects and for prototyping new products. Research and development expenses were 8.0% of sales in 2005 compared to 4% of sales in 2004. We expect research and development expenses to increase in 2006 due to a decrease in anticipated DARPA credits.

Research and development expenses were $1,188,000 in 2004, a 7% decrease from research and development expenses of $1,279,000 in 2003. Although we increased spending in research and development expense on personnel and project costs related to government contract work and on improvements for existing products, this spending was offset by the increase in expense credits for funds received in 2004 under certain DOE contracts and under DARPA research and development contracts awarded in February and April of 2003. Funds received from DOE and DARPA for milestones achieved during the fiscal year are recorded as a credit to research and development expense. Net of payments to subcontractors, this amounted to $2,482,000 in 2004 compared to $1,463,000 in 2003. This increase in DOE and DARPA credits was partially offset by an increase in research and development spending of $345,000, which was made up of increased personnel and project costs for government projects, along with a decrease in other government research and development credits of $583,000. Research and development expenses were 4.0% of sales in 2004 compared to 4.7% of sales in 2003.

Sales and marketing expenses were $9,595,000 in 2005, a 12% increase compared to the $8,595,000 in sales and marketing expenses for 2004. This increase was due in part to an increase of $730,000 in 2005 largely from higher pool and spa sales and marketing as a result of settling the Pentair lawsuit and additional selling costs with SCP. The balance of the increase is due to higher spending on EFO sales and marketing in the United States and Europe. Sales and marketing expenses were 34% of sales in 2005 and 29% of sales in 2004. The Company expects sales and marketing expenses to increase in absolute dollars in 2006 compared to 2005.

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

General and administrative expenses were $3,135,000 in 2005, a $676,000 increase as compared to $2,459,000 in 2004. General and administrative expenses were 11% of sales in 2005 and 8% of sales in 2004 and 9% of sales in 2003. The increase was primarily due to higher accounting, investor conferences and legal fees. We currently do not qualify for accelerated filing status with the SEC as a result of our market capitalization as of June 30, 2005. We will be required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 beginning fiscal year ending December 31, 2006 if our non-affiliate market capitalization is over $75 million on June 30, 2006. Costs required for a company of our size to comply with Section 404 are estimated to be at least $600,000, independent of additional audit fees. Some of these additional expenses were incurred in 2005. We expect general and administrative expense to increase in absolute dollars in 2006 as compared to 2005 due to anticipated higher accounting fees and expense associated with the impact of the Sarbanes-Oxley Act of 2002 and anticipated increased legal fees.

General and administrative expenses were $2,459,000 in 2004, a $24,000 increase as compared to $2,435,000 in 2003. General and administrative expenses were 8% of sales in 2004 and 9% of sales in 2003.

In June 2005, we announced our plans to close our Fremont office and consolidate most of our operations in Solon, Ohio, where we already had a local sales office and a manufacturing facility. The relocation resulted in a restructuring charge of approximately $3.5 million for severance payments, redundancy, lease and inventory write-offs. We recognized a $3,120,000 restructuring charge in the year ended December 31, 2005. We expect the total restructuring charge to be near expected levels, with the balance of the expense being incurred in 2006.

Other Income and Expenses

We had interest income of $138,000 and interest expense of $39,000 in 2005. Interest income consists of interest earned on deposits and marketable securities in 2005, most of which was earned after receiving funds from the follow-on stock offering closed in November 2005. Interest expense is for bank interest on a building loan in Germany for our corporate offices there. Our interest expense, which consists of expense for bank interest, was $17,000 in 2004 as compared to $119,000 in 2003. The decrease in 2004 compared to 2003 was a result of reduced bank borrowings in the United States in 2004.

We have certain long-term leases. Payments due under these leases are disclosed below in Item 7 and in the Consolidated Financial Statements and related Notes included elsewhere in this Report.

Income Taxes

We have a full valuation allowance against our deferred tax assets in the United States. There was no operating statement tax expense or benefit for our United States operations in 2005 as any expected benefit was offset by an increase in our valuation allowance. The $109,000 tax expense shown for 2005 is a result of tax expense for our United Kingdom and German operations which experienced a profit in 2005.

Net Income (Loss)

Due to the increase in expenses in 2005 combined with a decrease in gross profit as a result of the lower pool lighting sales, the amount of loss before income taxes was $7,314,000, an increase from the loss before taxes of $762,000 in 2004. After including taxes from international operations the loss was $7,423,000, an increase of $6,719,000 over 2004. This compares to a 2003 loss of $608,000.

Liquidity and Capital Resources

Cash and Cash Equivalents

At December 31, 2005, our cash and cash equivalents were $5,554,000 as compared to $3,609,000 at December 31, 2004. We had $1,092,000 in borrowings against our $3.0 million equipment line of credit as of December 31, 2005 and no borrowings against this line as of December 31, 2004. We also had $18,024,000 in short-term securities at December 31, 2005 and no investments in short-term securities at December 31, 2004.

Operating Activities

Net cash used by operating activities primarily consists of net loss adjusted by non-cash items, including depreciation, amortization, stock-based compensation, and the effect of changes in working capital. Cash decreased during 2005 by a net loss of $7,423,000 compared to net losses of $704,000 and $608,000 for 2004 and 2003, respectively. After adjustments for depreciation and amortization and non-cash stock-based compensation charge, net cash used by operating activities was $5,933,000 in 2005 as compared to net cash provided by operating activities of $431,000 for 2004.

There were several changes in working capital in 2005. Cash increased by $722,000 due to a reduction in accounts receivable and by $363,000 due to a reduction in inventories. Accrued liabilities added to cash in 2005 through an increase of $1,830,000 largely as a result of scheduled payments outstanding on restructuring expenses.

After adjustments for all non-cash items, including cash used for working capital, net cash used in operating activities was $3,472,000 in 2005 compared to $2,469,000 used in operating activities in 2004 and $929,000 provided by operating activities in 2003.

Cash Used in Investing Activities

There was a net utilization of cash of $19,921,000 in investing activities in 2005 primarily due to the investments made in short-term securities and the acquisition of fixed assets. This compares to $724,000 spent on fixed asset acquisitions in 2004. In December 2005 we purchased $45,768,000 in short-term investments and sold $27,767,000 with varying maturities from three to fifteen months. As of December 31, 2005 the value of these securities plus interest earned increased by $24,000.

Cash Provided by Financing Activities

There was a net contribution to cash from financing activities of $25,749,000 in 2005 compared to net contributions of $2,511,000 and $3,447,000 in 2004 and 2003, respectively. This net contribution was primarily due to our receipt of $22,174,000, net of expenses, from a stock offering closed in November 2005, combined with cash receipts of $2,477,000 from the sale of our common stock upon the exercise of outstanding stock options and warrants.

As a result of the cash provided by operating and financing activities and the cash used in investing activities, there was a net increase in cash in 2005 of $1,945,000 that resulted in an ending cash balance of $5,554,000. This compares to a net decrease in cash of $645,000 in 2004 resulting in an ending cash balance of $3,609,000 for 2004.

We had a Loan and Security Agreement (Accounts Receivable and Inventory) dated December 7, 2002, with Comerica Bank for $5 million through August 14, 2005. We agreed to a new bank line of credit agreement with Silicon Valley Bank on August 15, 2005. This credit facility is for $5.0 million, bears interest equal to prime plus 1.75% per annum and is secured by accounts receivable. It has a minimum tangible net worth covenant which we must meet going forward. On December 31, 2005 this agreement was amended and restated to include an additional $3 million term-loan line of credit for equipment purchases. This agreement calls for repayment of principle in equal amounts over 4 years from the date of purchase of the equipment and has an interest rate of prime plus 0.5% if the quick ratio is greater than 1.5, and prime plus 1.5% if the quick ratio is at or below 1.5. Borrowings under the Silicon Valley Agreement are collateralized by our assets and intellectual property. Specific borrowings under the revolver are tied to accounts receivable and inventory balances, and we are required to comply with certain covenants with respect to effective net worth and financial ratios, which we met as of December 31, 2005. We had total borrowings of $1,092,000 under the term-loan portion of the agreement as of December 31, 2005, and had no borrowings under this portion as of December 31, 2004. We pay an unused line fee of 0.25% against any unused daily balance during the year.

Through our U.K. subsidiary, we maintain a bank overdraft facility of $430,000 (in UK pounds sterling, based on the exchange rate at December 31, 2005) under an agreement with Lloyds Bank Plc. There were no borrowings against this facility as of December 31, 2005 and 2004, respectively. The facility is renewed annually on January 1.

Through our German subsidiary, we maintain a credit facility under an agreement with Sparkasse Neumarkt Bank. This credit facility is in place to finance our building of new offices in Berching, Germany which is owned and occupied by our German subsidiary. As of December 31, 2005, we had borrowings of $331,000 (in Euros, based on the exchange rate at December 31, 2005) against this credit facility, all of which comes due between 2006 and 2008. In addition, our German subsidiary has a revolving line of credit for $177,000 (in Euros, based on the exchange rate at December 31, 2005) with Sparkasse Neumarkt Bank. As of December 31, 2005, there were borrowings of $47,000 against this facility and no borrowings against this facility at December 31, 2004. The revolving facility is renewed annually on January 1.

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

On June 17, 2003, we entered into a securities purchase agreement to sell up to 1,350,233 shares of common stock and warrants to purchase 405,069 shares of common stock for an aggregate purchase price of $4,388,250 in a two-stage private placement. The first stage of the private placement, involving the sale of 923,078 shares of common stock and warrants to purchase 276,922 shares of common stock, closed on

June 17, 2003 with our receiving net proceeds of $2,769,000 (net of fees and expenses). The second stage of the private placement, involving the sale of 427,155 shares of common stock and warrants to purchase 128,147 shares of common stock, closed on August 18, 2003 with our receiving net proceeds of $1,043,000 (net of fees and expenses). As required by NASDAQ Marketplace Rules, the issuance and sale of the shares and warrants in the second stage were subject to shareholder approval because the price was less than the greater of book or market value per share and amounted to 20% or more of the our common stock. The shareholders approved the issuance and sale of the shares and warrants in the second stage at a special meeting of shareholders held on August 12, 2003. For both stages, the purchase price of the common stock was $3.25 per share, which was a 12.5% discount on the 10-day average price as of June 1, 2003. The warrants have an initial exercise price of $4.50 per share and a life of 5 years. The warrants were valued at $641,000 and $297,000 for the first and second stages, respectively, based on a Black-Scholes calculation as of the June 17, 2003 and August 18, 2003 closing dates and under EITF 00-19 were included at those values in long-term liabilities at the time of each closing. The balance of the net proceeds was accounted for as additional paid in capital. Under EITF 00-19, we marked-to-market the value of the warrants at the end of each accounting period until the registration statement for the shares and warrants was declared effective by the SEC on September 24, 2003. Once the registration statement for the shares and warrants was declared effective, the warrant value on the effective date was reclassified to equity as additional paid in capital. As a result of the change in value of the warrants issued in the first stage from the closing date to the end of the second quarter on June 30, 2003, we realized a benefit of $8,000 that was included in other income in the second quarter of 2003. As a result of the change in value of the first stage warrants from June 30, 2003 and the second stage warrants from the second closing date to September 30, 2003, we realized a benefit of $15,000 that was included in other income in the third quarter of 2003. We are subject to certain indemnity provisions included in the stock purchase agreement entered into as part of the financing. In  2003, we also issued warrants to purchase 81,104 shares of common stock to the firm Merriman Curhan Ford & Co. as compensation as placement agent for the private placement. These warrants have the same terms as the warrants issued in the private placement.

On November 8, 2005 the Company closed a follow-on offering, selling 2,500,000 new shares of Common Stock at a price of $8.25. The purchase price of the Common Stock was set at $8.25 per share on November 2, 2005, which was approximately a 5% discount on the closing price on that day. On November 11, 2005 the Company announced that the underwriters had exercised their option to sell an additional 452,497 shares of Common Stock for $8.25 as part of the offering. The gross amount raised was $24.4 million from the selling of 2,952,497 new shares, before costs and expenses. The net amount received by the company after deducting 6% in underwriter’s fees and legal, accounting and other costs was $22.2 million.

We believe that our existing cash balances, funds received from the financing described above and funds available to us through our bank lines of credit together with funds that we anticipate generating from our operations, will be sufficient to finance our currently anticipated working capital requirements and capital expenditure requirements for at least the next 12 to 18 months months. However, a sudden increase in product demand requiring a significant increase in manufacturing capability, or unforeseen adverse competitive, economic or other factors may impact our cash position, and thereby affect operations. From time to time we may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that such funding, if needed, will be available on terms acceptable to us, or at all. Furthermore, any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may require that we relinquish rights to certain of our technologies or products. Failure to generate sufficient revenues or to raise capital when needed could have an adverse impact on our business, operating results and financial condition, as well as our ability to achieve intended business objectives.

Contractual Obligations

The following summarizes our contractual obligations as of December 31, 2005, consisting of current and future payments for borrowings by our German subsidiary, borrowings under an equipment term loan in the United States and minimum lease payments under operating leases and the effect these obligations are expected to have on our liquidity and cash flow in future periods.

	Borrowings By German Subsidiary	Borrowings Under Equipment Term Loan	Non- Cancelable Operating Leases
2006	$108	$273	$1,275
2007	—	273	654
2008	270	273	611
2009	—	273	119
2010	—	—	122
Thereafter	—	—	20
	$378	$1,092	$2,801

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2005 or 2004.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004) or SFAS 123R, “Share-Based Payments.” SFAS 123R requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees. The Company will apply SFAS 123R using the modified prospective method. Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The Company could have elected to adopt SFAS 123R by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in the pro forma disclosures that had been required by SFAS 123. SFAS 123R is effective for the first fiscal year beginning after December 15, 2005. In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff’s views regarding valuation of share based payment arrangements. When adopted SFAS 123R with SAB 107 will increase stock-based compensation expense and reduce earnings in a manner previously only presented as pro forma disclosure, with no or little impact on the Company’s overall financial position.

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

Item 7A. Qualitative and Quantitative Disclosures About Market Risk

At December 31, 2005, we had $625,000 in cash held in foreign currencies based on the exchange rates at December 31, 2005. It is our practice to maintain cash balances in local currencies subject to periodic conversions prior to transfer to repay inter-company debts.

Through our German subsidiary, we maintain a credit facility under an agreement with Sparkasse Neumarkt Bank. At December 31, 2005, we had total borrowings of $331,000 against this facility which comes due between 2006 and 2008 and is secured by real property owned by our German subsidiary. In addition, our German subsidiary has a revolving line of credit for $177,000 (in Euros, based on the exchange rate at December 31, 2005) with Sparkasse Neumarkt Bank. There were $47,000 and no borrowings against this facility at December 31, 2005 and 2004, respectively. If funds from the credit facility are used to repay inter-company debts there is an exchange rate conversion risk.

Item 8. Consolidated Financial Statements and Supplementary Data.

Our consolidated financial statements and related notes required by this item are listed and set forth in this report at Item 15 beginning at page F-1. The accompanying notes are an integral part of our consolidated financial statements.

Supplementary Financial Information

The following table sets forth our selected unaudited financial information for the eight quarters in the period ended December 31, 2005. This information has been prepared on the same basis as the audited financial statements and, in the opinion of management, contains all adjustments necessary for a fair presentation thereof.

QUARTERLY FINANCIAL DATA
(IN THOUSANDS, EXCEPT PER SHARE DATA)

2005 QUARTERS ENDED	DEC. 31	SEP. 30	JUN. 30	MAR. 31
Net sales	$6,234	$7,638	$7,645	$6,820
Gross profit	2,203	2,958	2,922	2,543
As a percent of net sales	35.3%	38.7%	38.2%	37.3%
Net income (loss)	(3,535)	(2,074)	(763)	(1,051)
As a percent of net sales	(56.7)%	(27.2)%	(10.0)%	(15.4)%
Net income (loss) per share:
Basic	$(0.37)	$(0.25)	$(0.10)	$(0.14)
Diluted	$(0.37)	$(0.25)	$(0.10)	$(0.14)

2004 QUARTERS ENDED	DEC. 31	SEP. 30	JUN. 30	MAR. 31
Net sales	$7,840	$7,333	$8,550	$6,008
Gross profit	3,098	2,745	3,567	2,101
As a percent of net sales	39.5%	37.4%	41.7%	35.0%
Net income (loss)	(341)	(60)	461	(764)
As a percent of net sales	(4.3)%	(0.8)%	5.4%	(12.7)%
Net income (loss) per share:
Basic	$(0.05)	$(0.01)	$0.06	$(0.11)
Diluted	$(0.05)	$(0.01)	$0.06	$(0.11)

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)   Evaluation of disclosure controls and procedures.   We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet, and management believes that they meet, reasonable assurance standards, subject to the deficiencies and weaknesses identified and discussed under the sub-heading “Changes in Internal Controls” at Item 9A(b) below. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

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

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this Item regarding directors and nominees is incorporated herein by reference to the information under the caption “PROPOSAL NO. 1: ELECTION OF DIRECTORS” in our definitive Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for  our 2006 Annual Meeting of Shareholders to be held on June 15, 2006 (the “Proxy Statement”). Information on our executive officers may be found in Part I.

Item 405 of Regulation S-K calls for disclosure of any known late filings or failure by an insider to file a report required by Section 16 of the Securities Exchange Act of 1934, as amended. This disclosure is contained in the section entitled “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the Proxy Statement and is incorporated herein by reference.

We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The members of the Audit Committee are Ronald Casentini (Chairperson), Michael Kasper and John B. Stuppin. All of such members meet the independence standards established by The NASDAQ Stock Market for serving on an audit committee. SEC regulations require that we disclose whether a director qualifying as an “audit committee financial expert” serves on our Audit Committee. Our Board of Directors has determined that both Mr. Casentini and Mr. Stuppin qualify as an “audit committee financial expert” within the meaning of such regulations.

Our Board of Directors adopted a Code of Ethics and Business Conduct for all of its directors, officers and employees on February 25, 2004. To request a copy of the Code of Ethics and Business Conduct, please send a written request to our Secretary at Fiberstars Inc., 32000 Aurora Road, Solon, OH 44139. It is also available from our corporate website http://www.fiberstars.com.

Item 11. Executive Compensation

The information regarding executive compensation required by Item 11 is incorporated herein by reference from the information in the Proxy Statement under the captions “EXECUTIVE COMPENSATION AND OTHER MATTERS,” “PROPOSAL NO. 1: ELECTION OF DIRECTORS—Director Compensation” and “PROPOSAL NO. 1: ELECTION OF DIRECTORS—Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information regarding security ownership of certain beneficial owners and management required by Item 12 is incorporated herein by reference from the information in the Proxy Statement under the caption “SECURITY OWNERSHIP OF PRINCIPAL SHAREHOLDERS AND MANAGEMENT.”

Equity Compensation Plan Information

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2005:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,075,000		$6.67	24,000	(1)(2)
Equity compensation plans not approved by security holders	8,000		$4.50	—
Total	1,083,000	(3)	$6.04	24,000

(1)          Includes the number of shares reserved for issuance under our 2004 Stock Incentive Plan.

(2)          Includes 10,000 shares available for sale pursuant to our 1994 Employee Stock Purchase Plan. Shares of common stock will be purchased at a price equal to 85% of the fair market value per share of common stock on either the first day preceding the offering period or the last date of the offering period, whichever is less.

(3)          Includes 8,000 warrants held by employees or directors.

Item 13. Certain Relationships and Related Transactions

The information regarding certain relationships and related transactions required by Item 13 is incorporated herein by reference to the information in the Proxy Statement under the caption “CERTAIN TRANSACTIONS.”

Item 14. Principal Accountant Fees and Services

The information regarding principal accountant fees and services and the pre-approval policies and procedures required by Item 14 is incorporated by reference from the information contained in the Proxy Statement under the caption “RATIFICATION OF APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS—Principal Accountant Fees and Services” and “RATIFICATION OF APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS—Pre-Approval Policies and Procedures.”

PART IV

Item 15. Exhibits AND Financial Statement Schedule

(a)   (1) Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Fiberstars, Inc.

We have audited the accompanying consolidated balance sheets of Fiberstars, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fiberstars, Inc. and subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule listed in Item 15(a)(2) of this Form 10-K is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Grant Thornton LLP

San Francisco, California
March 10, 2006

FIBERSTARS, INC.
CONSOLIDATED BALANCE SHEETS, December 31,
(amounts in thousands except share and per share amounts)

	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$5,554	$3,609
Short-term investments	18,024	—
Accounts receivable, net of allowances for doubtful accounts of $260 in 2005 and $239 in 2004	6,287	7,224
Inventories, net	7,852	8,433
Prepaids and other current assets	879	607
Total current assets	38,596	19,873
Fixed assets, net	3,422	2,604
Goodwill, net	4,135	4,279
Intangibles, net	—	150
Other assets	56	112
Total assets	$46,209	$27,018
LIABILITIES
Current liabilities:
Accounts payable	$2,623	$2,920
Accruals and other current liabilities	3,924	2,374
Short-term bank borrowings	389	38
Total current liabilities	6,936	5,332
Long-term bank borrowings and liabilities	1,089	484
Total liabilities	8,025	5,816
Commitments and contingencies (Note 8).
SHAREHOLDERS’ EQUITY
Preferred stock, par value $0.0001 per share:
Authorized: 2,000,000 shares in 2005 and 2004
Issued and outstanding: no shares in 2005 and 2004
Common stock, par value $0.0001 per share:
Authorized: 30,000,000 shares in 2005 and 2004
Issued and outstanding: 11,270,000 shares in 2005 and 7,351,142 shares in 2004	1	1
Additional paid-in capital	52,452	27,520
Unearned stock-based compensation	(397)	(490)
Accumulated other comprehensive income	41	661
Accumulated deficit	(13,913)	(6,490)
Total shareholders’ equity	38,184	21,202
Total liabilities and shareholders’ equity	$46,209	$27,018

The accompanying notes are an integral part of these financial statements.

FIBERSTARS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31,
(amounts in thousands except per share amounts)

	2005	2004	2003
Net sales	$28,337	$29,731	$27,238
Cost of sales	17,711	18,220	16,897
Gross profit	10,626	11,511	10,341
Operating expenses:
Gross research and development	4,485	3,670	3,325
Deduct credits from DARPA, DOE & NIST contracts	(2,295)	(2,482)	(2,046)
Net research and development expense	2,190	1,188	1,279
Sales and marketing	9,595	8,595	7,188
General and administrative	3,135	2,459	2,435
Restructuring expenses.	3,120	—	—
Total operating expenses	18,040	12,242	10,902
Loss from operations	(7,414)	(731)	(561)
Other income (expense):
Other income (expense)	1	(14)	86
Interest Income	138	—	—
Interest expense	(39)	(17)	(119)
Net loss before income taxes	(7,314)	(762)	(594)
Income tax benefit (provision)	(109)	58	(14)
Net loss	$(7,423)	$(704)	$(608)
Net loss per share—basic and diluted	$(0.90)	$(0.10)	$(0.10)
Shares used in per share calculation—basic and diluted	8,223	7,269	5,993

The accompanying notes are an integral part of these financial statements.

FIBERSTARS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the years ended December 31,
(amounts in thousands)

	2005	2004	2003
Net loss	$(7,423)	$(704)	$(608)
Other comprehensive income:
Foreign currency translation adjustments	(636)	233	547
Net unrealized gain on securities	16	—	—
Comprehensive loss	$(8,043)	$(471)	$(61)

The accompanying notes are an integral part of these financial statements.

FIBERSTARS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31, 2005, 2004 and 2003
(amounts in thousands)

					Notes	Accumulated	Retained
			Additional	Unearned	Receivable	Other	Earnings
	Common Stock		Paid-In	Stock-Based	From	Comprehensive	(Accumulated
	Shares	Amount	Capital	Compensation	Shareholder	Income	Deficit)	Total
Balances, December 31, 2002	4,667	$1	$19,611	$—	$(75)	$(119)	$(5,178)	$14,240
Issuance of common stock—private placement	1,350		3,730					3,730
Non-employee stock-based compensation			27					27
Issuance of common stock under employee stock purchase plan	8		23					23
Issuance of common stock under employee stock option plan	292		1,140		(224)			916
Note receivable from shareholder					75			75
Foreign currency translation adjustment						547		547
Net loss							(608)	(608)
Balances, December 31, 2003	6,317	1	24,531		(224)	428	(5,786)	18,950
Exercise of common stock warrants	553		121					121
Issuance of common stock under employee stock purchase plan	4		31					31
Exercise of common stock options	477		2,201					2,201
Non-employee stock-based compensation			123					123
Unearned stock-based compensation			513	(513)				—
Amortization of unearned stock-based compensation				23				23
Note receivable from shareholder					224			224
Foreign currency translation adjustment						233		233
Net loss							(704)	(704)
Balances, December 31, 2004	7,351	1	27,520	(490)	—	661	(6,490)	21,202
Issuance of common stock S-3 Filing	2,952		22,174					22,174
Exercise of common stock warrants	587		408		(62)			346
Issuance of common stock under employee stock purchase plan	4		31					31
Exercise of common stock options	376		2,131					2,131
Unearned stock-based compensation			53	(53)				—
Amortization of unearned stock-based compensation			197	146				343
Net unrealized gain on securities						16		16
Foreign currency translation adjustment						(636)		(636)
Net loss							(7,423)	(7,423)
Balances, December 31, 2005	11,270	$1	$52,514	$(397)	$(62)	$41	$(13,913)	$38,184

The accompanying notes are an integral part of these financial statements.

FIBERSTARS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,
(amounts in thousands)

	2005	2004	2003
Cash flows from operating activities:
Net loss	$(7,423)	$(704)	$(608)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,145	989	961
Provision for doubtful accounts receivable	76	(84)	(22)
Stock-based compensation	345	146	27
Unrealized income from marketable securities	(16)	—	—
Changes in assets and liabilities:
Accounts receivable, trade	722	(1,448)	(238)
Inventories	363	(1,673)	398
Prepaid and other current assets	(313)	(208)	219
Other assets	56	70	52
Accounts payable	(257)	694	168
Accruals and other current liabilities	1,830	(251)	(28)
Total adjustments	3,951	(1,765)	1,537
Net cash provided by (used in) operating activities	(3,472)	(2,469)	929
Cash flows from investing activities:
Purchase of short-term investments	(45,768)	—	—
Sale of short-term investments	27,767	—	—
Acquisition of fixed assets	(1,920)	(724)	(717)
Net cash used in investing activities	(19,921)	(724)	(717)
Cash flows from financing activities:
Proceeds from issuances of common stock	24,680	2,354	4,920
Repayment of loan made to shareholder	—	224	75
Loan made to shareholder	—	—	(224)
Proceeds from (repayments of) long-term liabilities	1,069	(67)	(26)
Net proceeds from short-term bank borrowings	—	—	(607)
Bank overdraft	—	—	(691)
Net cash provided by financing activities	25,749	2,511	3,447
Effect of exchange rate changes on cash	(411)	37	364
Net increase (decrease) in cash and cash equivalents	1,945	(645)	4,023
Cash and cash equivalents, beginning of year	3,609	4,254	231
Cash and cash equivalents, end of year	$5,554	$3,609	$4,254
Supplemental information:
Interest paid	$39	$17	$119
Fully depreciated assets disposed of	$1,083	$—	$—

The accompanying notes are an integral part of these financial statements

FIBERSTARS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004

1.   Nature of Operations:

Fiberstars, Inc. (the “Company”) develops and assembles lighting products using fiber optic technology for commercial lighting and swimming pool and spa lighting applications. The Company markets its products for worldwide distribution primarily through independent sales representatives, distributors and swimming pool builders.

2.   Summary of Significant Accounting Policies:

Basis of Presentation:

The consolidated financial statements include the accounts of Fiberstars, Inc. and its subsidiaries. All significant inter-company balances and transactions have been eliminated.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Estimates include, but are not limited to, the establishment of reserves for accounts receivable, sales returns, inventory obsolescence and warranty claims; the useful lives for property, equipment, and intangible assets, and stock-based compensation. Actual results could differ from those estimates.

Cash Equivalents:

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Short-Term Investments:

The Company’s short-term investments are classified as available-for-sale, which are stated at estimated fair value. The Company has determined its short-term investments are available to support current operations and, accordingly, has classified such short-term investments as current assets without regard for contractual maturities. These short-term investments are invested through a major financial institution. The unrealized gains or losses on these short-term investments are included in accumulated other comprehensive income as a separate component of shareholder’s equity until realized.

Short-term investments at December 31, 2005 were as follows (in thousands):

	Cost	Net unrealized gain	Estimated Fair Value
Money Market Fund	$287	$—	$287
Federal National Mortgage Association	2,429	4	2,433
Federal Home Loan	12,069	7	12,076
Federal Farm Credit	1,628	4	1,632
Commercial Paper	1,595	1	1,596
Total	$18,008	$16	$18,024

FIBERSTARS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005 and 2004

2.   Summary of Significant Accounting Policies: (Continued)

The short-term investments maturing in 2006 total $14,366. The remaining short-term investments have scheduled maturity dates in 2007 and consist of the Federal Farm Credit and a portion of the Federal Home Loan investments.

The change in net unrealized holding gains on securities available for sale in the amount of $16,000 has been charged to other comprehensive income for the year ended December 31, 2005. This is made up of gross unrealized gains of $19,000 during 2005 included in accumulated other comprehensive income, net of unrealized losses of $3,000 during 2005 also included in accumulated other comprehensive income. The cost of securities sold is based on the specific identification method.

Proceeds from the sale of available securities during 2005 were $27,767,000. Gross gains of $8,000 were realized on the sales of available for sale securities during 2005.

Investments in Joint Ventures:

The Company records its investments in joint ventures under the equity method of accounting. These were immaterial in 2005.

Fair Value of Financial Instruments:

Carrying amounts of certain of the Company’s financial instruments including cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate fair value due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of long-term debt obligations also approximates fair value.

Revenue Recognition:

The Company recognizes revenue upon: (1) receipt of a purchase order from the customer or completion of a sales agreement with the customer; (2) shipment of the product has occurred or services have been provided; and (3) the sales price is fixed or determinable and collectibility is reasonably assured. Revenue from product sales is generally recognized upon shipment, and allowances are provided for estimated returns, discounts and warranties. Such allowances are adjusted periodically to reflect actual and anticipated returns, discounts and warranty expenses. Revenue on sales that include services such as design, integration and installation is generally recognized using the percentage-of-completion method. Under the percentage-of-completion method, revenue recognized reflects the portion of the anticipated contract revenue that has been earned, equal to the ratio of labor costs expended to date to anticipated final labor costs, based on current estimates of labor costs to complete the project. The Company’s products are generally subject to warranties, and the Company provides for the estimated future costs of repair, replacement or customer accommodation in costs of sales. Fees for research and development services are determined on a cost-plus basis and are recognized as revenue when performed.

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

FIBERSTARS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005 and 2004

2.   Summary of Significant Accounting Policies: (Continued)

distributor is acting as a pass-through agent to a specific lighting project for which the Company has an existing contract or purchase order.

Inventories:

The Company states inventories at the lower of standard cost (which approximates actual cost determined using the first-in-first-out method) or market. The Company establishes provisions for excess and obsolete inventories after evaluation of historical sales, current economic trends, forecasted sales, product lifecycles and current inventory levels. Charges to cost of sales for excess and obsolete inventories amounted to $196,000, $116,000 and $128,000 in 2005, 2004 and 2003, respectively.

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

Income Taxes:

As part of the process of preparing its consolidated financial statements, the Company estimates its income tax liability in each of the jurisdictions in which it does business. This process involves estimating the Company’s actual current tax expense together with assessing temporary differences resulting from differing treatment of items, such as deferred revenues, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheet. The Company then assesses the likelihood that these deferred tax assets will be recovered from future taxable income and, to the extent the Company believes that recovery is not more likely than not, or is unknown, the Company establishes a valuation allowance.

Significant management judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against such deferred tax assets. At December 31, 2005, the Company’s deferred tax assets primarily consist mainly of certain net operating losses carried forward. The Company has recorded a full valuation allowance of $6,747,000 against these deferred tax assets, due to uncertainties related to its ability to utilize those deferred tax assets. The valuation allowance is based on estimates of taxable income by jurisdiction and the periods over which its deferred tax assets could be recoverable.

Long-lived Assets:

Goodwill represents the excess of acquisition cost over the fair value of tangible and identified intangible net assets of the businesses acquired. Goodwill is not amortized, but is subjected to an annual

FIBERSTARS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005 and 2004

2.   Summary of Significant Accounting Policies: (Continued)

impairment test. Intangible assets from acquisitions are stated at cost and are amortized on a straight-line basis over the estimated life of the assets acquired, but in no case for a period longer than 10 years. Fixed assets are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets (two to five years). Leasehold improvements are amortized on a straight-line basis over their estimated useful lives or the lease term, whichever is shorter, generally 3 to 7 years. When events or changes in circumstances indicate that assets may be impaired, an evaluation is performed comparing the estimated future undiscounted cash flows associated with the asset to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow is required.

Certain Risks and Concentrations:

The Company invests its excess cash in deposits and high-grade short-term securities with a major financial institution that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000 and the Securities Investor Protection Corporation (“SIPC”) up to $500,000 of primary net equity protection including $100,000 for claims for cash. At times the cash balances exceed the amounts insured by the FDIC. Currently the Company has approximately $18 million in short term securities invested with Bear Stearns Securities Corporation, under the management of Seneca Capital. The Company has not experienced any losses in such accounts and believes it is not exposed to significant risk of loss.

The Company sells its products primarily to commercial lighting distributors and residential pool distributors and pool installation contractors in North America, Europe and the Far East. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Although the Company maintains allowances for potential credit losses that it believes to be adequate, a payment default on a significant sale could materially and adversely affect its operating results and financial condition. At December 31, 2005, one customer accounted for 8% of accounts receivable and at December 31, 2004, the one customer accounted for 10% of accounts receivable. One customer accounted for 11%, 10% and 11% of net sales in 2005, 2004 and 2003, respectively.

The Company currently buys all of its small diameter stranded fiber, the main component of most of its products, from one supplier. There is a limited number of fiber suppliers, and even if an alternative supplier were obtained, a change in suppliers could cause delays in manufacturing and a possible loss of sales which would adversely affect operating results.

The Company also relies on sole source suppliers for certain lamps, reflectors, remote control devices and power supplies. Although the Company cannot predict the affect that the loss of one or more of such suppliers would have on the Company, such loss could result in delays in the shipment of products and additional expenses associated with redesigning products and could have a material adverse affect on the Company’s operating results.

Research and Development:

Research and development costs are charged to operations as incurred. In 2000 the Company received a federal grant from the National Institute of Standards and Technology (“NIST”) for $2,000,000 over three years for research and development of solid core fiber for lighting purposes. This award provided the Company with $566,000 in research and development credits for the fiscal year ended December 31, 2003.

FIBERSTARS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005 and 2004

2.   Summary of Significant Accounting Policies: (Continued)

In February 2003, Defense Advanced Research Projects Agency, or DARPA, awarded the Company and its partners a research and development contract for the development of next generation light sources, optics, luminaire and integrated illuminated technologies for its High Efficiency Distributed Lighting (HEDLight) project. The DARPA contract calls for gross payments of $7,824,000 to the Company over three years based on achievement of various research and development milestones. On April 10, 2003 the Company announced that it and APL Engineered Materials, a subsidiary of Advanced Lighting Technologies Inc. (ADLT), were awarded a further $2.7 million research and development contract from DARPA to develop a new arc discharge light source. The contracts provided the Company $1,966,000, $2,502,000 and $1,463,000 in research and development credits for the fiscal years ended December 31, 2005, 2004 and 2003 respectively, net of subcontractor fees. The milestones are for work performed in developing fiber optic illuminators and fixtures for installation on ships and aircraft. Funds for each year are subject to annual congressional budget approval.

During 2005, the Company received a total of $1.5 million in awards from the Department of Energy under its Small Business Innovation Research “SBIR” program to improve its energy saving lighting technology, EFO. In addition, further SBIR awards from the Department of Defense under DARPA totaling $200,000 were obtained to further explore improvements to lamp coatings and design and to further research materials and processing techniques for the Company’s Continuously Extruded Large Core Fiber processing method.

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

A reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share is provided as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2005	2004	2003
Numerator—Basic and Diluted loss per share
Net loss	$(7,423)	$(704)	$(608)
Denominator—Basic and Diluted loss per share
Weighted average shares outstanding	8,223	7,269	5,993
Basic and diluted loss per share	$(0.90)	$(0.10)	$(0.10)

The shares outstanding used for calculating basic and diluted earnings (loss) per share for a portion of the year 2005 included 156,375 shares of common stock and 114,375 and 445,000 shares of common stock in 2004 and 2003 issuable for no cash consideration upon exercise of certain exchange provisions of warrants held by ADLT and two of its former employees.

FIBERSTARS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005 and 2004

2. Summary of Significant Accounting Policies: (Continued)

Options and warrants to purchase 1,485,678 shares, 2,167,903 shares and 1,989,017 shares of common stock were outstanding at December 31, 2005, 2004 and 2003, respectively, but were not included in the calculations of diluted earnings (loss) per share because the Company had a loss for these years and their inclusion would be anti-dilutive.

Stock-Based Compensation:

As of December 31, 2005, the Company has two stock-based employee compensation plans, which are described more fully in Note 9. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Under these principles, employee stock options are valued at the excess of the fair value of the underlying common stock over the exercise price of the options on the grant date.  The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and related interpretations. Under these principles, the equity instruments are valued at the fair value which is computed based on stock price on the date of grant or other measurement date, exercise price, estimated life, stock volatility and the risk free rate of interest.

The following table illustrates the effect on net income and earnings (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

(in thousands, except per share amounts):

	Years Ended December 31,
	2005	2004	2003
Net Loss—as reported	$(7,423)	$(704)	$(608)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	20	12	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(530)	(420)	(527)
Net Loss—Pro forma	$(7,933)	$(1,112)	$(1,135)
Basic and Diluted Loss Per Share—As reported	$(0.90)	$(0.10)	$(0.10)
Basic and Diluted Loss Per Share—Pro forma	$(0.96)	$(0.15)	$(0.19)

FIBERSTARS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005 and 2004

2. Summary of Significant Accounting Policies: (Continued)

The fair value of each option grant and stock purchase plan grant combined is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2005, 2004 and 2003:

	2005	2004	2003
Fair value of options issued	$5.14	$3.77	$1.65
Exercise price	$10.65	$7.50	$5.04
Expected life of option	5.02 years	4.88 years	3.93 years
Risk-free interest rate	3.58%	3.00%	3.87%
Expected volatility	49%	48%	48%

Foreign Currency Translation:

The Company’s international subsidiaries use their local currencies as their functional currencies. For those subsidiaries, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the year. Resulting translation adjustments are recorded directly to accumulated comprehensive income within the statement of shareholders equity. Foreign currency transaction gains and losses are included as a component of interest income and other. Gains and losses from foreign currency translation are included as a separate component of comprehensive income (expense) within the consolidated statement of operations.

Advertising Expenses:

The Company expenses the costs of advertising, which consists of costs for the placement of advertisements in various media as incurred. Advertising expenses were $192,000, $206,000 and $119,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Product warranties:

The Company warrants finished goods against defects in material and workmanship under normal use and service for periods of one to three years for illuminators and fiber. Settlement costs consist of actual amounts expensed for warranty services, which are largely a result of third party service calls, and costs of replacement products. A liability for the estimated future costs under product warranties is maintained based on estimated future warranty expense for products outstanding under warranty (in thousands):

	Year ended December 31,
	2005	2004
Balance at the beginning of the year	$430	$330
Accruals for warranties issued	656	912
Settlements made during the year (in cash or in kind)	(693)	(812)
Balance at the end of the year	$393	$430

FIBERSTARS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005 and 2004

2. Summary of Significant Accounting Policies: (Continued)

Recent Pronouncements:

In December 2004, the FASB issued SFAS No. 123 (revised 2004) or SFAS 123R, “Share-Based Payments.” SFAS 123R requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees. The Company will apply SFAS 123R using the modified prospective method. Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The Company could have elected to adopt SFAS 123R by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in the pro forma disclosures that had been required by SFAS 123. SFAS 123R is effective for the first fiscal year beginning after December 15, 2005. In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff’s views regarding valuation of share based payment arrangements. When adopted SFAS 123R with SAB 107 will increase stock-based compensation expense and reduce earnings in a manner previously only presented as pro forma disclosure, with no or little impact on the Company’s overall financial position.

In December 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which amends part of ARB 43, “Inventory Pricing,” concerning the treatment of certain types of inventory costs. The provisions of ARB No. 43 provided that certain inventory-related costs, such as double freight, re-handling, might be “so abnormal” that they should be charged against current earnings rather than be included in the cost of inventory and, that is capitalized to future periods. As amended by SFAS No. 151, the “so-abnormal” criterion has been eliminated. Thus, all such (abnormal) costs are required to be treated as current-period charges under all circumstances. In addition, fixed production overhead should be allocated based on the normal capacity of the production facilities, with unallocated overhead charged to expense when incurred. SFAS 151 is required to be adopted for fiscal years beginning after June 15, 2005. The Company is assessing the impact of adopting SFAS No. 151, but does not believe its adoption will have a material impact on the overall financial position.

3. Inventories (in thousands):

	December 31,
	2005	2004
Raw materials	$6,431	$6,441
Inventory reserve	(859)	(513)
Finished goods	2,280	2,505
	$7,852	$8,433

FIBERSTARS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005 and 2004

4. Fixed Assets (in thousands):

	December 31,
	2005	2004
Equipment (useful life 5 years)	$5,648	$4,188
Tooling (useful life 2 - 5 years)	1,998	1,825
Furniture and fixtures (useful life 5 years)	193	239
Computer software (useful life 3 years)	368	269
Leasehold improvements (the shorter of useful life or lease life)	839	1,909
	9,046	8,430
Less accumulated depreciation and amortization	(5,624)	(5,826)
	$3,422	$2,604

Fixed assets are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets (two to five years). Leasehold improvements are amortized on a straight-line basis over their estimated useful lives or the lease term, whichever is shorter, generally 3 to 7 years.

5. Goodwill and Intangibles

In accordance with SFAS 142, goodwill is subject to an annual impairment test. The Company performs the test in the fourth quarter of every year. The tests showed no impairment of the Company’s goodwill asset.

The changes in the carrying amounts of goodwill and intangibles for the years ended December 31, 2005 and 2004 were as follows (in thousands):

	Goodwill	Intangibles
	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Balance as of January 1, 2004	$4,190	$770	$(464)	$306
Amortization expense	—	—	(156)	(156)
Foreign currency translation	89	—	—	—
Balance as of December 31, 2004	4,279	770	(620)	150
Amortization expense	—	—	(150)	(150)
Foreign currency translation	(144)	—	—	—
Balance as of December 31, 2005	$4,135	$770	$(770)	$—

Intangibles at December 31, 2005 include developed and core technology and patents with a gross carrying amount of $399,000 and $371,000, respectively, and accumulated amortization of $399,000 and $371,000, respectively. Intangibles at December 31, 2004 include developed and core technology and patents with a gross carrying amount of $399,000 and $371,000, respectively, and accumulated amortization of $322,000 and $298,000, respectively.

The estimated annual amortization expense for intangibles is zero for fiscal 2006 and thereafter.

FIBERSTARS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005 and 2004

6. Accruals and Other Current Liabilities (in thousands): (Continued)

	December 31,
	2005	2004
Sales commissions and incentives	$1,089	$1,059
Accrued warranty expense	393	430
Accrued legal and accounting fees	155	15
Accrued employee benefits	304	280
Accrued payables—related parties	15	188
Accrued rent	871	149
Accrued DARPA payables	314	154
Accrued Severance	455	—
Others	328	99
	$3,924	$2,374

7. Bank Borrowings:

The Company had a Loan and Security Agreement (Accounts Receivable and Inventory) dated December 7, 2002, with Comerica Bank for $5 million through August 14, 2005. The Company agreed to a new bank revolving  line of credit agreement with Silicon Valley Bank on August 15, 2005. This credit facility is for $5.0 million, bears interest equal to prime plus 1.75% per annum and is secured by accounts receivable. It has a minimum tangible net worth covenant which the Company must meet going forward. On December 31, 2005 this agreement was amended and restated to include an additional $3 million term-loan line of credit for equipment purchases. This agreement calls for repayment of principal in equal amounts over 4 years from the date of purchase of the equipment and has an interest rate of prime plus 0.5% if the quick ratio is greater than 1.5, and prime plus 1.5% if the quick ratio is at or below 1.5. Borrowings under the Silicon Valley Agreement are collateralized by the Company’s assets and intellectual property. Specific borrowings under the revolver are tied to accounts receivable and inventory balances, and the Company is required to comply with certain covenants with respect to effective net worth and financial ratios, which the Company met as of December 31, 2005. The Company had no borrowings under the revolving line of credit at December 31, 2005 and at December 31, 2004. The Company had total borrowings of $1,092,000 under the term-loan portion of the agreement as of December 31, 2005 under terms described above, and had no borrowings under this portion as of December 31, 2004. The Company pays an unused line fee of 0.25% against any unused daily balance during the year.

Through its U.K. subsidiary, the Company maintains a bank overdraft facility of $430,000 (in UK pounds sterling, based on the exchange rate at December 31, 2005) under an agreement with Lloyds Bank Plc. There were no borrowings against this facility as of December 31, 2005 and 2004, respectively. The facility is renewed annually on January 1.

Through its German subsidiary, the Company maintains a credit facility under an agreement with Sparkasse Neumarkt Bank. This credit facility is in place to finance our building of new offices in Berching, Germany, which is owned and occupied by our German subsidiary. As of December 31, 2005, the Company had borrowings of $331,000 (in Euros, based on the exchange rate at December 31, 2005) against this credit facility, all of which comes due between 2006 and 2008. In addition, our German subsidiary has a revolving line of credit for $177,000 (in Euros, based on the exchange rate at December 31, 2005) with Sparkasse Neumarkt Bank. As of December 31, 2005, there were borrowings of $47,000 against this facility and no borrowings against this facility at December 31, 2004. The revolving facility is renewed annually on January 1.

FIBERSTARS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005 and 2004

8. Commitments and Contingencies:

The Company occupies manufacturing and office facilities under non-cancelable operating leases expiring through 2011 under which it is responsible for related maintenance, taxes, and insurance. Minimum lease commitments under the leases are as follows (in thousands):

Year ending December 31,	Minimum lease commitments
2006	$1,275
2007	654
2008	611
2009	119
2010	122
2011	20
Total minimum lease payments	$2,801

These leases included certain escalation clauses and thus rent expense was recorded on a straight-line basis. Rent expense approximated $1,026,000, $839,000 and $891,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

At December 31, 2005, a letter of credit in the amount of $261,000 was held by the Company on behalf of Sparkasse Neumarkt Bank. The letter of credit would be drawn against the Company’s line of credit facility with Silicon Valley Bank in the event of a default by the Company’s German subsidiary, LBM, on its outstanding loan with Sparkasse Neumarkt Bank.

On December 20, 2005, the Company entered into a settlement agreement with Sherwin-Williams Company (or Sherwin-Williams) and The Wagner Electric Sign Company (or Wagner). The Company was a third-party defendant in a lawsuit filed in the Court of Common Pleas, Cuyahoga County, Ohio filed on September 21, 2004, for alleged breach of warranty and breach of contract in connection with an allegedly defective sign manufactured and sold by Wagner. The settlement agreement calls for certain payments to be made to Sherwin-Williams by the defendant parties and for certain repairs to be made.

9. Shareholders’ Equity:

Common Stock:

The Company had shareholder notes receivable outstanding of $62,000 for warrants exercised in 2005 and paid for in 2006.

Warrants:

As part of the acquisition of Unison Fiber Optic Lighting Systems, LLC in 2000, the Company provided ADLT with warrants to purchase one million shares of the Company’s common stock exercisable at one penny per share. 518,000 of these warrants were exercised in 2004 and 482,000 were exercised in 2005.

As part of the acquisition in 2000 of Lightly Expressed, Ltd, or Lightly Expressed, the Company granted the Lightly Expressed shareholders warrants to purchase 100,000 shares which may be exercised in three years if certain operating profits from sales of the products acquired are met. There were no warrants for  shares of common stock exercisable as of December 31, 2005.

FIBERSTARS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005 and 2004

9. Shareholders’ Equity: (Continued)

On June 17, 2003, the Company entered into a securities purchase agreement to sell up to 1,350,233 shares of Common Stock and warrants to purchase 405,069 shares of Common Stock for an aggregate purchase price of $4,388,250 in a two-stage private placement. The first stage of the private placement, involving the sale of 923,078 shares of Common Stock and warrants to purchase 276,922 shares of Common Stock, closed on June 17, 2003 with the Company receiving net proceeds of $2,769,000 (net of fees and expenses). The second stage of the private placement, involving the sale of 427,155 shares of Common Stock and warrants to purchase 128,147 shares of Common Stock, closed on August 18, 2003 with the Company receiving net proceeds of $1,043,000 (net of fees and expenses). As required by Nasdaq Marketplace Rules, the issuance and sale of the shares and warrants in the second stage were subject to shareholder approval because the price was less than the greater of book or market value per share and amounted to 20% or more of the Company’s Common Stock. The shareholders approved the issuance and sale of the shares and warrants in the second stage at a special meeting of shareholders held on August 12, 2003. For both stages, the purchase price of the Common Stock was $3.25 per share, which was a 12.5% discount on the 10-day average price as of June 1, 2003. The warrants have an initial exercise price of $4.50 per share and a life of 5 years. The warrants were valued at $641,000 and $297,000 for the first and second stages, respectively, based on a Black-Scholes calculation as of the June 17, 2003 and August 18, 2003 closing dates and under EITF 00-19 were included at those values in long-term liabilities at the time of each closing. The balance of the net proceeds was accounted for as additional paid in capital. Under EITF 00-19, the Company marked-to-market the value of the warrants at the end of each accounting period until the registration statement for the shares and warrants was declared effective by the Securities and Exchange Commission (“SEC”) on September 24, 2003. Once the registration statement for the shares and warrants was declared effective, the warrant value on the effective date was reclassified to equity as additional paid in capital. As a result of the change in value of the warrants from the first stage from the closing date to the end of the second quarter on June 30, 2003, the Company realized a benefit of $8,000 which was included in other income in the second quarter of 2003. As a result of the change in value of the first stage warrants from June 30, 2003 and the second stage warrants from the second closing date to September 30, 2003, the Company realized a benefit of $15,000 which was included in other income in the third quarter of 2003. The Company is subject to certain indemnity provisions included in the stock purchase agreement entered into as part of the financing. In December 2003, the Company also issued warrants to purchase 81,104 shares of common stock to the firm Merriman Curhan Ford & Co. as compensation as placement agent for the private placement. These warrants have the same terms as the warrants issued in the private placement.

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

FIBERSTARS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005 and 2004

9. Shareholders’ Equity: (Continued)

Warrant activity comprised:

	Warrants Outstanding Shares	Warrants Outstanding Exercise Price	Warrants Exercisable	Amount
				(in thousands)
Balance, December 31, 2002	1,165,726	$0.01 - $6.00	65,726	$3,283
Warrants vested.	—	$4.50	376,922	—
Warrants granted	486,173	$4.50	—	1,265
Warrants cancelled	(50,000)	$6.00	(50,000)	(300)
Balance, December 31, 2003	1,601,899	$0.01 - $6.00	392,648	4,248
Warrants vested.	—	$0.01 - $5.563	779,251	—
Warrants exercised	(553,312)	$0.01 - $5.563	(553,312)	(1,532)
Warrants cancelled	(32,585)	$5.563	(32,585)	(181)
Balance, December 31, 2004	1,016,002	$0.01 - $5.563	586,002	2,535
Warrants vested.	—	$0.01 - $5.563	427,269	—
Warrants exercised	(587,374)	$0.01 - $5.563	(587,374)	(625)
Warrants cancelled	(17,877)	$5.563	(15,146)	(73)
Balance, December 31, 2005	410,751	$4.30 - $4.50	410,751	$1,837

1988 Stock Option Plan:

Upon adoption of the 1994 Stock Option Plan (see below), the Company’s Board of Directors determined to make no further grants under the 1988 Stock Option Plan (the 1988 Plan). Upon cancellation or expiration of any options granted under the 1988 Plan, the related reserved shares of common stock became available instead for options granted under the 1994 Stock Option Plan, and, after May 19, 2004, under our 2004 Stock Incentive Plan.

1994 Directors’ Stock Option Plan:

At December 31, 2004, a total of 400,000 shares of common stock had been reserved for issuance under the 1994 Directors’ Stock Option Plan. The plan provided for the granting of nonstatutory stock options to non-employee directors of the Company. This plan was terminated on May 19, 2004.

1994 Stock Option Plan:

At December 31, 2005, an aggregate of 1,550,000 shares of the Company’s common stock had been reserved for issuance under the 1994 Stock Option Plan to employees, officers, and consultants at prices not lower than the fair market value of the common stock of the Company on the date of grant in the case of incentive stock options, and not lower than 85% of the fair market value on the date of grant in the case of non-statutory stock options. Options granted may be either incentive stock options or nonstatutory stock options. The plan administrator (the Board of Directors or a committee of the Board) determines the terms of options granted under the plan including the number of shares subject to the option, exercise price, term and exercisability. This plan was terminated on May 19, 2004.

FIBERSTARS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005 and 2004

9. Shareholders’ Equity: (Continued)

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

Option activity under all plans comprised:

	Options Available For Grant	Number of Shares Outstanding	Weighted Average Exercise Price Per Share
	(in thousands)	(in thousands)
Balance, December 31, 2002	301	1,432	$4.57
Granted	(369)	369	$4.41
Cancelled	123	(123)	$3.62
Exercised	—	(291)	$3.91
Balance, December 31, 2003	55	1,387	$4.18
Granted	(273)	273	$7.20
Cancelled	29	(29)	$5.11
Exercised	—	(477)	$4.62
Additional shares reserved	500	—	—
Balance, December 31, 2004	311	1,154	$5.56
Granted	(376)	376	$9.88
Cancelled	79	(79)	$5.50
Exercised	—	(376)	$8.95
Balance, December 31, 2005	14	1,075	$6.48

FIBERSTARS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005 and 2004

9. Shareholders’ Equity: (Continued)

At December 31, 2005, 2004 and 2003, options to purchase 539,000 shares, 703,404 shares and 1,005,466 shares of common stock, respectively, were exercisable at weighted average fair values of $5.61, $5.36 and $4.86, respectively.

OPTIONS OUTSTANDING				OPTIONS CURRENTLY EXERCISABLE
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(in thousands)	(in years)		(in thousands)
$0.90 - $4.00	284	5.8	$3.71	232	$3.73
$4.50 - $5.50	163	8.6	$5.03	123	$5.21
$5.88 - $7.87	288	6.0	$7.07	133	$7.19
$8.60 - $12.00	340	5.0	$9.91	51	$10.25
	1,075			539

1994 Employee Stock Purchase Plan:

A total of 100,000 shares of common stock had been reserved for issuance under the 1994 Employee Stock Purchase Plan. The plan permits eligible employees to purchase common stock through payroll deductions at a price equal to the lower of 85% of the fair market value of the Company’s common stock at the beginning or end of the offering period. Employees may end their participation at any time during the offering period, and participation ends automatically on termination of employment with the Company. At December 31, 2005, 90,306 shares had been issued under this plan.

Shareholder Rights Plan

On September 12, 2001, the Board of Directors of Fiberstars, Inc. declared a dividend distribution of one “Right” for each outstanding share of common stock of the Company to shareholders of record at the close of business on September 26, 2002. One Right will also attach to each share of common stock issued by the Company subsequent to such date and prior to the distribution date defined below. With certain exceptions, each Right, when exercisable, entitles the registered holder to purchase from the Company one one-thousandth of a share of a new series of preferred stock, designated as Series A Participating Preferred Stock, at a price of $30.00 per one one-thousandth of a share, subject to adjustment. The Rights were distributed as a non-taxable dividend and expire ten years from the date of the Rights Plan. In general, the Rights will become exercisable and trade independently from the common stock on a distribution date that will occur on the earlier of (i) the public announcement of the acquisition by a person or group of 15% or more of the common stock or (ii) ten days after commencement of a tender or exchange offer for the common stock that would result in the acquisition of 15% or more of the common stock. Upon the occurrence of certain other events related to changes in ownership of the common stock, each holder of a Right would be entitled to purchase shares of common stock, or an acquiring corporation’s common stock, having a market value of twice the exercise price. Under certain conditions, the Rights may be redeemed at $0.001 per Right by the Board of Directors. The description and terms of

FIBERSTARS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005 and 2004

9. Shareholders’ Equity: (Continued)

the Rights are set forth in a Rights Agreement dated as of September 20, 2002 between the Company and Mellon Investor Services LLC, as rights agent.

Follow-On Stock Offering

On November 8, 2005 the Company closed a follow-on offering, selling 2,500,000 new shares of Common Stock at a price of $8.25. The purchase price of the Common Stock was set at $8.25 per share on November 2, 2005, which was approximately a 5% discount on the closing price on that day. On November 11, 2005 the Company announced that the underwriters had exercised their option to sell an additional 452,497 shares of Common Stock for $8.25 as part of the offering. The gross amount raised was $24.4 million from the selling of 2,952,497 new shares, before costs and expenses. The net amount received by the company after deducting 6% in underwriter’s fees and legal, accounting and other costs was $22.2 million.

10. Income Taxes:

The components of the benefit from (provision for) income taxes are as follows (in thousands):

	Years Ended December 31,
	2005	2004	2003
Current:
Federal	$—	$—	$—
Foreign	(107)	58	(14)
State	(2)	—	—
	(109)	58	(14)
Deferred:
Federal	—	—	—
State	—	—	—
	—	—	—
Benefit from (provision for) income taxes	$(109)	$58	$(14)

The following table shows the geographic components of pretax income (loss) between United States and foreign subsidiaries (in thousands):

	December 31,
	2005	2004	2003
United States	$(7,714)	$(813)	$(788)
Foreign subsidiaries	400	51	194
	$(7,314)	$(762)	$(594)

FIBERSTARS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005 and 2004

10. Income Taxes: (Continued)

The principal items accounting for the difference between income taxes computed at the United States statutory rate and the benefit from (provision for) income taxes reflected in the statements of operations are as follows:

	December 31,
	2005	2004	2003
United States statutory rate	34.0%	34.0%	34.0%
State Taxes (net of federal tax benefit)	5.5%	5.5%	5.5%
Valuation allowance	(46.5)%	(28.3)%	(39.5)%
Other	5.5%	(3.6)%	(2.3)%
	(1.5)%	7.6%	(2.3)%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are as follows (in thousands):

	December 31,
	2005	2004	2003
Allowance for doubtful accounts	$99	$84	$118
Accrued expenses and other reserves	1,681	1,227	571
Tax credits	194	155	155
Net operating loss	4,617	1,699	1,519
Deferred R&D	158	184	233
Total deferred tax asset	6,749	3,349	2,596
Valuation allowance	(6,749)	(3,349)	(2,596)
Net deferred tax asset	$—	$—	$—

The Company has a full valuation allowance against its deferred tax assets. There was a minimal tax expense for the United States operations in 2005 as any expected benefit has been offset by and increase in the valuation allowance. The $58,000 tax benefit shown for 2004 is a result of deferred tax for the German operations which experienced a loss in 2004 after being profitable in prior years.

As of December 31, 2005, the Company has a net operating loss carry-forward of approximately $11.9 million and $9.4 million for federal and state income tax purposes, respectively. If not utilized, these carry-forwards will begin to expire in 2020 for federal and 2008 for state purposes.

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

11. Segments and Geographic Information:

The Company has two primary product lines: the pool and spa lighting product line and the commercial lighting product line, each of which markets and sells fiber optic lighting products. The

FIBERSTARS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005 and 2004

11. Segments and Geographic Information: (Continued)

Company markets its products for worldwide distribution primarily through independent sales representatives, distributors and swimming pool builders in North America, Europe and the Far East.

A summary of geographic sales is as follows (in thousands):

	Years Ended December 31,
	2005	2004	2003
United States Domestic	$19,123	$19,974	$19,171
Other Countries	9,214	9,757	8,067
	$28,337	$29,731	$27,238

A summary of geographic long-lived assets (fixed assets and goodwill) is as follows (in thousands):

	December 31,
	2005	2004
United States Domestic	$5,975	$4,973
Germany	1,506	1,923
Other Countries	76	137
	$7,557	$7,033

A summary of sales by product line is as follows (in thousands):

	Years Ended December 31,
	2005	2004	2003
Pool and Spa Lighting	$14,744	$16,888	$14,888
Commercial Lighting	13,593	12,843	12,350
	$28,337	$29,731	$27,238

12. Employee Retirement Plan:

The Company maintains a 401(k) profit sharing plan for its employees who meet certain qualifications. The Plan allows eligible employees to defer up to 15% of their earnings, not to exceed the statutory amount per year on a pretax basis through contributions to the Plan. The Plan provides for employer contributions at the discretion of the Board of Directors; however, no such contributions were made in 2005, 2004 or 2003.

13. Reorganization

In June 2005, the Company announced its plans to close its Fremont office and consolidate most of its operations in Solon, Ohio, where the Company already had a local sales office and a manufacturing facility. The relocation resulted in a restructuring charge of approximately $3.5 million for severance payments, redundancy, lease and inventory write-offs. The Company recognized a $3,120,000 restructuring charge in the year ended December 31, 2005. The Company expects the total restructuring charge to be near expected levels, with the balance of the expense being incurred in 2006. It is expected that the cost savings from the restructuring will be between $1.5 million and $2 million on an annual basis, with the

FIBERSTARS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005 and 2004

13. Reorganization (Continued)

savings beginning in Q3 of 2006. These savings will be reflected largely in reduced cost of sales with a lesser amount in operating expenses. These savings may be offset by expense increases as a result of building production capacity and increasing expenses for the development, sales and marketing of new products, primarily EFO.

14. Related Party Transactions

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

Gensler Architecture, Design & Planning, P.C., a New York Professional Corporation (“Gensler”) provides contract services to the Company in the areas of fixture design and marketing targeted at expanding the market for the Company’s EFO® products. Mr. Jeffrey H. Brite, an employee of Gensler, is a member of the Company's Board of Directors. The Company entered into a three year consulting agreement with Gensler, effective December 15, 2004. Gensler has agreed to assist Fiberstars’ marketing group with matters of structure, procedure and practices as they relate to the design, real estate and procurement communities, and to advise Fiberstars on strategies to enhance its visibility and image within the design and construction community as a manufacturer of preferred technology. In return, Fiberstars has agreed to compensate Gensler with a one-time cash payment of $60,750 for services delivered in advance of the completion of the negotiation of the Consulting Agreement, $50,000 annual cash payments to be paid in quarterly installments of $12,500 in arrears for each of the calendar years 2005, 2006 and 2007, and a one-time option award to acquire up to 75,000 shares of Fiberstars’ common stock at a per share exercise price of $6.57. For the fiscal year ended December 31, 2005 and 2004, the Company paid Gensler $50,000 and $60,750 for services performed.

On July 1, 2005, David Ruckert, the Company’s CEO resigned as CEO and served as President and Director through September 30, 2005 afterwhich he served as director.  Mr. Ruckert signed a severance agreement with the Company which was effective July 1, 2005, and which resulted in a payment of $332,076 upon his departure as an employee, October 1, 2005.

On September 19, 2005, the Company entered into a master services agreement and related ancillary agreements with Advanced Lighting Technologies, Inc. (“ADLT”). These agreements include development agreements governing the provision of research and development services by ADLT to the Company, and by the Company to ADLT, which agreements are subject to pre-determined cost limitations and the ability of either party to terminate these agreements for convenience and with proper notice, and under which the Company expects ADLT to develop new lamps for the Company’s energy efficient lighting system known as EFO®, and ADLT expects the Company to adapt the Company’s patented CPC optic technology to certain ADLT products; an equipment purchase and supply agreement governing the Company’s purchase of manufacturing equipment from ADLT and the supply of support and manufacturing services by ADLT related to the purchased equipment; a mutual supply agreement

FIBERSTARS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005 and 2004

14. Related Party Transactions (Continued)

governing the sale and purchase of the Company’s products by ADLT and of ADLT’s products by the Company; and a cross license agreement governing the mutual grant of rights and licenses between the Company and ADLT for specified uses of intellectual property. These agreements became effective upon ADLT’s sale of certain shares of the Company’s common stock in connection with the completion of the public offering of the shares of the Company’s Common Stock on November 8, 2005, as described in a registration statement on Form S-3 filed with the Securities and Exchange Commission on September 19, 2005, in which ADLT participated as a selling shareholder. Purchases from ADLT were $1,478,000, $562,000 and $657,000 in 2005, 2004 and 2003. Purchases in 2005 include $1,092,000 in capital equipment. Sales to ADLT were $136,000, $280,000 and $156,000 in 2005, 2004 and 2003. Accounts receivable with ADLT were $132,000 and $48,000 at December 31, 2005 and 2004 respectively. Accounts payable were $33,000 and $114,000 at December 31, 2005 and 2004 respectively.

On September 26, 2005, the Company entered into a sublease agreement with Venture Lighting International, Inc., a subsidiary of ADLT.  The sublease agreement initially leases 43,750 square feet of office and manufacturing space to Fiberstars in Solon, Ohio, with various options to increase the square footage to 79,625 over the term of the lease, September 26, 2005 to December 31, 2008.  Lease payments for the initial leased premises are $50,116 per month and increase based on exercising options for additional square feet and option clauses.

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

(3)     Exhibits

See Item 15 (b) below.

Each management contract or compensatory plan or arrangement required to be filed has been identified.

(c)  Exhibits

Exhibit Number	Description of Documents
3(i).1	Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).
3(i).2

Certificate of Determination of Series A Participating Preferred Stock of the Registrant (incorporated by reference to Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

3(ii)	Bylaws of the Registrant, as amended (composite copy) (incorporated by reference to Exhibit 3(ii) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).
3.2	Bylaws of the Registrant as amended effective September 13, 2005 (composite copy)
3.3	Certificate of Amendment of Bylaws dated April 27, 2005 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 27, 2005).
3.4	Certificate of Amendment of Bylaws dated September 13, 2005 (incorporated by reference from Exhibit 3(ii) to the Registrant’s Current Report on Form 8-K filed September 19, 2005).
4.1

Form of Warrant issued to the Underwriters in the Company’s initial public offering (incorporated by reference to Exhibit 1.1 to the Registrant’s Registration Statement on Form SB-2 (Commission File No. 33-79116-LA)).

4.2	Rights Agreement dated as of September 20, 2001 between the Registrant and Mellon Investor Services (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-A filed on September 21, 2001).
4.3

Amendment No. 1 to Rights Agreement dated as of March 26, 2002, between the Registrant and Mellon Investor Services, LLC, as rights agent (incorporated by reference to Exhibit 4.2 to the Registrant’s Amendment No. 1 to Form 8-A filed on April 17, 2002).

4.4	Form of Warrant for the purchase of shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

4.5

Amendment No. 2 to Rights Agreement dated as of June 17, 2003, between the Registrant and Mellon Investor Services, LLC, as rights agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 19, 2003).

4.6

Amendment No. 3 to Rights Agreement dated as of December 8, 2003, between the Registrant and Mellon Investor Services, LLC, as rights agent (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on February 10, 2004).

10.1†

Form of Indemnification Agreement for directors and officers of the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form SB-2 (Commission File No. 33-79116-LA)).

10.2†

1988 Stock Option Plan, as amended, and forms of stock option agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form SB-2 (Commission File No. 33-79116-LA)).

10.3†

1994 Stock Option Plan, amended as of May 24, 2000, (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-52042) filed on December 18, 2000).

10.4†

1994 Employee Stock Purchase Plan, amended as of December 7, 2000, (incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-52042) filed on December 18, 2000).

10.5†

1994 Directors’ Stock Option Plan, amended as of May 23, 2001, (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-68844) filed on August 31, 2001).

10.6

Registration Rights Agreement dated as of June 27, 1990, between the Registrant and certain holders of the Registrant’s capital stock, as amended by Amendment No. 1 dated as of February 6, 1991 and Amendment No. 2 dated as of April 30, 1994 (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form SB-2 (Commission File No. 33-79116-LA)).

10.7

Amendment No. 3 to Registration Rights Agreement to include Warrant shares as Registerable Securities (incorporated by reference to Exhibit 1.2 to the Registrant’s Registration Statement on Form SB-2 (Commission File No. 33-79116-LA)).

10.8†

Stock Purchase Agreement and related Promissory Note between David N. Ruckert and the Registrant dated as of December 9, 1987, as amended (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form SB-2 (Commission File No. 33-79116-LA)).

10.9†

Common Stock Purchase Warrant dated as of June 27, 1988 issued by the Registrant to Philip Wolfson (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form SB-2 (Commission File No. 33-79116-LA)).

10.10

Form of Agreement between the Registrant and independent sales representatives (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form SB-2 (Commission File No. 33-79116-LA)).

10.11*

Distribution Agreement dated March 21, 1995, between the Registrant and Mitsubishi International Corporation (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1994).

10.12

Stock Purchase Agreement dated March 21, 1995, among the Registrant, Mitsubishi International Corporation and Mitsubishi Corporation (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1994).

10.13

Asset Purchase Agreement dated as of November 19, 1998, by and among the Registrant, Hillgate (4) Limited, Crescent Lighting Limited, Michael Beverly Morrison and Corinne Bertrand (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on December 4, 1998).

10.14*

Purchase and Take-over Agreement between Frau Claudia Mann, acting for LBM Lichtleit-Fasertechnik and Fiberstars Deutschland GmbH, represented by its Managing Director Herr Bernhard Mann (incorporated by reference to Exhibit 10.34 to the Registrant’s Amended Annual Report on Form 10-KSB/A for the year ended December 31, 1998).

10.15

Multi-tenant Industrial Triple Net Lease last executed December 1, 1998, between the Registrant and Catellus Development Corporation (incorporated by reference to Exhibit 10.36 to the Registrant’s Amended Annual Report on Form 10-KSB/A for the year ended December 31, 1998).

10.16

Asset Purchase Agreement dated as of January 14, 2000, among the Registrant and Unison Fiber Optic Lighting Systems, LLC (incorporated by reference to Exhibit 7(c) to Advanced Lighting Technologies, Inc.’s Amendment No. 3 to Schedule 13D filed on March 9, 2000).

10.17

Agreement and Plan of Reorganization dated April 18, 2000, between the Registrant and Lightly Expressed, Ltd. (VA), Lightly Expressed, Ltd. (CA), William Leaman and Michael Weber (incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.18*

Three (3) Year Supply Agreement dated November 30, 2000, between the Registrant and Mitsubishi International Corporation (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.19

Second Amended and Restated Investor Agreement dated January 6, 2004, by and among the Registrant, Advanced Lighting Technologies, Inc., ADLT Series 7 Liquidating Trust and Unison Fiber Optic Lighting Systems, LLC (incorporated by reference to Exhibit 99.1 to ADLT Series 7 Liquidating Trust’s Schedule 13D filed on January 6, 2004).

10.20†

Consulting Agreement effective as of October 18, 2001, between the Company and John B. Stuppin (incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.21

Loan and Security Agreement (Accounts and Inventory) as dated December 7, 2001, between Comerica Bank-California, a California banking corporation and the Company (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.22

Common Stock and Warrant Purchase Agreement, dated March 29, 2002, by and among the Registrant and the investors named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

10.23

Securities Purchase Agreement dated June 17, 2003, by and among the Registrants and the investors named therein (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on June 19, 2003).

10.24

Form of Warrant by and between the Registrants and each of the investors party to the Securities Purchase Agreement dated June 17, 2003 (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on June 19, 2003).

10.25†	Form of Indemnification Agreement for officers of the Registrant (incorporated by reference to exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).
10.26	Form of Indemnification Agreement for directors of the Registrant (incorporated by reference to exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).
10.27

Production Share Agreement dated October 9, 2003, by and among the Registrant, North American Production Sharing, Inc. and Industrias Unidas de B.C., S.A. de C.V (incorporated by reference to exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.28

Consulting Agreement effective as of November 1, 2004, between the Registrant and Gensler Architecture, Design & Planning, P.C. (Incorporated by reference to exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.29†

Consulting Agreement effective as of November 1, 2004, between the Registrant and Jeffrey H. Brite. (Incorporated by reference to exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.30

Fourth Amended to Loan and Security Agreement (Accounts and Inventory) and Amended and Restated Inventory Rider (Revolving Advances) dated April 27, 2005, by and between the Registrant and Comerica Bank (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 10, 2005).

10.31

Loan and Security Agreement between Silicon Valley Bank and the Registrant, dated August 15, 2005 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 18, 2005).

10.32†

Employment Agreement between the Registrant and John N. Davenport, dated July 1, 2005 (incorporated by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-24230) filed on November 14, 2005).

10.33†

Severance Agreement between the Registrant and David N. Ruckert, dated September 16, 2005 (incorporated by reference from Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-24230) filed on November 14, 2005).

10.34

Fiberstars Development Agreement between the Registrant and Advanced Lighting Technologies, Inc. dated September 19, 2005 (incorporated by reference from Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-24230) filed on November 14, 2005).

10.35

ADLT Development Agreement between the Registrant and Advanced Lighting Technologies, Inc. dated September 19, 2005 (incorporated by reference from Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-24230) filed on November 14, 2005).

10.36

Equipment Purchase and Supply Agreement between the Registrant and Deposition Services, Inc. dated September 19, 2005 (incorporated by reference from Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-24230) filed on November 14, 2005).

10.37

Cross License Agreement between the Registrant and Advanced Lighting Technologies, Inc. dated September 19, 2005 (incorporated by reference from Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-24230) filed on November 14, 2005).

10.38

Master Services Agreement between the Registrant and Advanced Lighting Technologies, Inc. dated September 19, 2005 (incorporated by reference from Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-24230) filed on November 14, 2005).

10.39

First Amendment to Production Share Agreement, effective as of August 17, 2005, by and among the Registrant, North American Production Sharing, Inc. and Industrias Unidas de B.C., S.A. de C.V. (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 25, 2005).

10.40

Sublease between Venture Lighting International, Inc. and the Registrant dated as of November 11, 2005 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-24230) filed on November 17, 2005).

10.41

Amended and Restated Loan and Security Agreement (together with Schedule to Amended and Restated Loan and Security Agreement and Compliance Certificate) between Fiberstars, Inc. and Silicon Valley Bank dated December 30, 2005 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-24230) filed on January 6, 2006).

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

(d)         Financial Statement Schedules

SCHEDULE II

FIBERSTARS, INC.
SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Year	Charges To Revenue	Charges To Expenses	Deductions	Balance at End of Year
	(Amounts in thousands)
Year Ended December 31, 2005
Allowance for doubtful accounts and returns	$381	$—	$106	$39	$448
Valuation allowance for deferred tax assets	3,349	—	3,400	—	6,749
Year Ended December 31, 2004
Allowance for doubtful accounts and returns	465	—	47	131	381
Valuation allowance for deferred tax Assets	2,596	—	753	—	3,349
Year Ended December 31, 2003
Allowance for doubtful accounts and returns	604	—	1	141	465
Valuation allowance for deferred tax Assets	2,035	—	561	—	2,596

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized.

FIBERSTARS, INC.
Date: March 31, 2006	By:	/s/ JOHN M. DAVENPORT
John M. Davenport
Chief Executive Officer (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JOHN M. DAVENPORT	Chief Executive Officer and Director	March 31, 2006
John M. Davenport	(Principal Executive Officer)
/s/ ROBERT A. CONNORS	Chief Financial Officer	March 31, 2006
Robert A. Connors	(Principal Financial and Accounting Officer)
/s/ JOHN B. STUPPIN	Director	March 31, 2006
John B. Stuppin
/s/ RONALD CASENTINI	Director	March 31, 2006
Ronald Casentini
/s/ JEFFREY BRITE	Director	March 31, 2006
Jeffrey Brite
/s/ MICHAEL KASPER	Director	March 31, 2006
Michael Kasper
/s/ PAUL VON PAUMGARTTEN	Director	March 31, 2006
Paul Von Paumgartten
/s/ PHILIP WOLFSON	Director	March 31, 2006
Philip Wolfson
/s/ DAVID N. RUCKERT	Director	March 31, 2006
David N. Ruckert

Exhibit Number	Description of Documents
3(i).1	Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).
3(i).2

Certificate of Determination of Series A Participating Preferred Stock of the Registrant (incorporated by reference to Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

3(ii)	Bylaws of the Registrant, as amended (composite copy) (incorporated by reference to Exhibit 3(ii) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).
3.2	Bylaws of the Registrant as amended effective September 13, 2005 (composite copy)
3.3	Certificate of Amendment of Bylaws dated April 27, 2005 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 27, 2005).
3.4	Certificate of Amendment of Bylaws dated September 13, 2005 (incorporated by reference from Exhibit 3(ii) to the Registrant’s Current Report on Form 8-K filed September 19, 2005).
4.1

Form of Warrant issued to the Underwriters in the Company’s initial public offering (incorporated by reference to Exhibit 1.1 to the Registrant’s Registration Statement on Form SB-2 (Commission File No. 33-79116-LA)).

4.2	Rights Agreement dated as of September 20, 2001 between the Registrant and Mellon Investor Services (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-A filed on September 21, 2001).
4.3

Amendment No. 1 to Rights Agreement dated as of March 26, 2002, between the Registrant and Mellon Investor Services, LLC, as rights agent (incorporated by reference to Exhibit 4.2 to the Registrant’s Amendment No. 1 to Form 8-A filed on April 17, 2002).

4.4	Form of Warrant for the purchase of shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).
4.5

Amendment No. 2 to Rights Agreement dated as of June 17, 2003, between the Registrant and Mellon Investor Services, LLC, as rights agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 19, 2003).

4.6

Amendment No. 3 to Rights Agreement dated as of December 8, 2003, between the Registrant and Mellon Investor Services, LLC, as rights agent (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on February 10, 2004).

10.1†

Form of Indemnification Agreement for directors and officers of the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form SB-2 (Commission File No. 33-79116-LA)).

10.2†

1988 Stock Option Plan, as amended, and forms of stock option agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form SB-2 (Commission File No. 33-79116-LA)).

10.3†

1994 Stock Option Plan, amended as of May 24, 2000, (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-52042) filed on December 18, 2000).

10.4†

1994 Employee Stock Purchase Plan, amended as of December 7, 2000, (incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-52042) filed on December 18, 2000).

10.5†

1994 Directors’ Stock Option Plan, amended as of May 23, 2001, (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-68844) filed on August 31, 2001).

10.6

Registration Rights Agreement dated as of June 27, 1990, between the Registrant and certain holders of the Registrant’s capital stock, as amended by Amendment No. 1 dated as of February 6, 1991 and Amendment No. 2 dated as of April 30, 1994 (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form SB-2 (Commission File No. 33-79116-LA)).

10.7

Amendment No. 3 to Registration Rights Agreement to include Warrant shares as Registerable Securities (incorporated by reference to Exhibit 1.2 to the Registrant’s Registration Statement on Form SB-2 (Commission File No. 33-79116-LA)).

10.8†

Stock Purchase Agreement and related Promissory Note between David N. Ruckert and the Registrant dated as of December 9, 1987, as amended (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form SB-2 (Commission File No. 33-79116-LA)).

10.9†

Common Stock Purchase Warrant dated as of June 27, 1988 issued by the Registrant to Philip Wolfson (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form SB-2 (Commission File No. 33-79116-LA)).

10.10

Form of Agreement between the Registrant and independent sales representatives (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form SB-2 (Commission File No. 33-79116-LA)).

10.11*

Distribution Agreement dated March 21, 1995, between the Registrant and Mitsubishi International Corporation (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1994).

10.12

Stock Purchase Agreement dated March 21, 1995, among the Registrant, Mitsubishi International Corporation and Mitsubishi Corporation (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1994).

10.13

Asset Purchase Agreement dated as of November 19, 1998, by and among the Registrant, Hillgate (4) Limited, Crescent Lighting Limited, Michael Beverly Morrison and Corinne Bertrand (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on December 4, 1998).

10.14*

Purchase and Take-over Agreement between Frau Claudia Mann, acting for LBM Lichtleit-Fasertechnik and Fiberstars Deutschland GmbH, represented by its Managing Director Herr Bernhard Mann (incorporated by reference to Exhibit 10.34 to the Registrant’s Amended Annual Report on Form 10-KSB/A for the year ended December 31, 1998).

10.15

Multi-tenant Industrial Triple Net Lease last executed December 1, 1998, between the Registrant and Catellus Development Corporation (incorporated by reference to Exhibit 10.36 to the Registrant’s Amended Annual Report on Form 10-KSB/A for the year ended December 31, 1998).

10.16

Asset Purchase Agreement dated as of January 14, 2000, among the Registrant and Unison Fiber Optic Lighting Systems, LLC (incorporated by reference to Exhibit 7(c) to Advanced Lighting Technologies, Inc.’s Amendment No. 3 to Schedule 13D filed on March 9, 2000).

10.17

Agreement and Plan of Reorganization dated April 18, 2000, between the Registrant and Lightly Expressed, Ltd. (VA), Lightly Expressed, Ltd. (CA), William Leaman and Michael Weber (incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.18*

Three (3) Year Supply Agreement dated November 30, 2000, between the Registrant and Mitsubishi International Corporation (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.19

Second Amended and Restated Investor Agreement dated January 6, 2004, by and among the Registrant, Advanced Lighting Technologies, Inc., ADLT Series 7 Liquidating Trust and Unison Fiber Optic Lighting Systems, LLC (incorporated by reference to Exhibit 99.1 to ADLT Series 7 Liquidating Trust’s Schedule 13D filed on January 6, 2004).

10.20†

Consulting Agreement effective as of October 18, 2001, between the Company and John B. Stuppin (incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.21

Loan and Security Agreement (Accounts and Inventory) as dated December 7, 2001, between Comerica Bank-California, a California banking corporation and the Company (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.22

Common Stock and Warrant Purchase Agreement, dated March 29, 2002, by and among the Registrant and the investors named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

10.23

Securities Purchase Agreement dated June 17, 2003, by and among the Registrants and the investors named therein (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on June 19, 2003).

10.24

Form of Warrant by and between the Registrants and each of the investors party to the Securities Purchase Agreement dated June 17, 2003 (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on June 19, 2003).

10.25†	Form of Indemnification Agreement for officers of the Registrant (incorporated by reference to exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).
10.26	Form of Indemnification Agreement for directors of the Registrant (incorporated by reference to exhibit 10.44 to the Registrant’sAnnual Report on Form 10-K for the year ended December 31, 2003).
10.27

Production Share Agreement dated October 9, 2003, by and among the Registrant, North American Production Sharing, Inc. and Industrias Unidas de B.C., S.A. de C.V (incorporated by reference to exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.28

Consulting Agreement effective as of November 1, 2004, between the Registrant and Gensler Architecture, Design & Planning, P.C. (Incorporated by reference to exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.29†

Consulting Agreement effective as of November 1, 2004, between the Registrant and Jeffrey H. Brite. (Incorporated by reference to exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.30

Fourth Amended to Loan and Security Agreement (Accounts and Inventory) and Amended and Restated Inventory Rider (Revolving Advances) dated April 27, 2005, by and between the Registrant and Comerica Bank (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 10, 2005).

10.31

Loan and Security Agreement between Silicon Valley Bank and the Registrant, dated August 15, 2005 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 18, 2005).

10.32†

Employment Agreement between the Registrant and John N. Davenport, dated July 1, 2005 (incorporated by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-24230) filed on November 14, 2005).

10.33†

Severance Agreement between the Registrant and David N. Ruckert, dated September 16, 2005 (incorporated by reference from Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-24230) filed on November 14, 2005).

10.34

Fiberstars Development Agreement between the Registrant and Advanced Lighting Technologies, Inc. dated September 19, 2005 (incorporated by reference from Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-24230) filed on November 14, 2005).

10.35

ADLT Development Agreement between the Registrant and Advanced Lighting Technologies, Inc. dated September 19, 2005 (incorporated by reference from Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-24230) filed on November 14, 2005).

10.36

Equipment Purchase and Supply Agreement between the Registrant and Deposition Services, Inc. dated September 19, 2005 (incorporated by reference from Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-24230) filed on November 14, 2005).

10.37

Cross License Agreement between the Registrant and Advanced Lighting Technologies, Inc. dated September 19, 2005 (incorporated by reference from Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-24230) filed on November 14, 2005).

10.38

Master Services Agreement between the Registrant and Advanced Lighting Technologies, Inc. dated September 19, 2005 (incorporated by reference from Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-24230) filed on November 14, 2005).

10.39

First Amendment to Production Share Agreement, effective as of August 17, 2005, by and among the Registrant, North American Production Sharing, Inc. and Industrias Unidas de B.C., S.A. de C.V. (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 25, 2005).

10.40

Sublease between Venture Lighting International, Inc. and the Registrant dated as of November 11, 2005 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-24230) filed on November 17, 2005).

10.41

Amended and Restated Loan and Security Agreement (together with Schedule to Amended and Restated Loan and Security Agreement and Compliance Certificate) between Fiberstars, Inc. and Silicon Valley Bank dated December 30, 2005 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-24230) filed on January 6, 2006).

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