Form 10-Q
period 2006-03-31
FIBERSTARS INC /CA/
filed 2006-05-16
CIK 924168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number  0-24230

FIBERSTARS, INC.
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	94-3021850 (I.R.S. Employer Identification No.)

32000 Aurora Rd., Solon, OH (Address of principal executive offices)

44139 (Zip Code) (Registrant’s telephone number, including area code): (440) 715-1300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check One).

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of April 30, 2006 was 11,350,876.

TABLE OF CONTENTS

Part I - FINANCIAL INFORMATION

Item 1	Financial Statements:

	a.	Condensed Consolidated Balance Sheets at March 31, 2006 (unaudited) and December 31, 2005	4

	b.	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2006 and 2005 (unaudited)	5

	c.	Condensed Consolidated Statements of Comprehensive Operations for the Three Months Ended March 31, 2006 and 2005 (unaudited)	6

	d.	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2006 and 2005 (unaudited)	7

	e.	Notes to Condensed Consolidated Financial Statements (unaudited)	8

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations		14

Item 3	Quantitative and Qualitative Disclosures About Market Risk		17

Item 4	Controls and Procedures		17

Part II - OTHER INFORMATION

Item 1	Legal Proceedings		19

Item 1A	Risk Factors		19

Item 6	Exhibits		28

	Signatures		29

Item 1. Financial Statements

FIBERSTARS, INC.
CONDENSED
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	March 31, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$815	$5,554
Short-term investments	18,199	18,024
Accounts receivable trade, net	7,154	6,287
Inventories, net	7,926	7,852
Prepaid and other current assets	589	879
Total current assets	34,683	38,596

Fixed assets, net	3,876	3,422
Goodwill, net	4,163	4,135
Other assets	95	56
Total assets	$42,817	$46,209

LIABILITIES
Current liabilities:
Accounts payable	$2,555	$2,623
Accrued liabilities	2,399	3,924
Short-term bank borrowings	377	389
Total current liabilities	5,331	6,936
Long-term bank borrowings	1,130	1,089
Total liabilities	6,461	8,025

SHAREHOLDERS’ EQUITY
Common stock	1	1
Additional paid-in capital	52,525	52,452
Unearned stock-based compensation	—	(397)
Accumulated other comprehensive income	184	41
Accumulated deficit	(16,354)	(13,913)
Total shareholders’ equity	36,356	38,184
Total liabilities and shareholders’ equity	$42,817	$46,209

The accompanying notes are an integral part of these financial statements

FIBERSTARS, INC.
CONDENSED
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands except per share amounts)
(unaudited)

	Three months ended March 31,
	2006	2005
Net sales	$5,327	$6,820
Cost of sales	3,725	4,277
Gross profit	1,602	2,543
Operating expenses:

Research and development	456	477
Sales and marketing	2,241	2,320
General and administrative	1,078	811
Restructure expense	442	—
Total operating expenses	4,217	3,608
Loss from operations	(2,615)	(1,065)
Other income (expense):
Other (expense)/income	(12)	3
Interest income (expense), net	135	(4)

Loss before income taxes	(2,492)	(1,066)
Benefit from income taxes	51	15
Net loss	$(2,441)	$(1,051)

Net income loss per share – basic and diluted	$(0.22)	$(0.14)

Shares used in computing net loss per share – basic and diluted	11,294	7,550

The accompanying notes are an integral part of these financial statements

FIBERSTARS, INC.
CONDENSED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2006	2005
Net loss	$(2,441)	$(1,051)

Other comprehensive income (loss)
Foreign currency translation adjustments	65	(104)
Net unrealized gain on securities	78	—
Comprehensive loss	$(2,298)	$(1,155)

The accompanying notes are an integral part of these financial statements

FIBERSTARS, INC.
CONDENSED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Three months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(2,441)	$(1,051)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	226	270
Stock-based compensation	163	33
Unrealized gain from marketable securities	78	—
Changes in assets and liabilities:
Accounts receivable	(847)	(900)
Inventories	(37)	37
Prepaid and other current assets	292	(9)
Other assets	(39)	(3)
Accounts payable	(50)	(785)
Accrued liabilities	(1,593)	(343)
Total adjustments	(1,807)	(1,700)
Net cash from used in operating activities	(4,248)	(2,751)

Cash flows from investing activities:

Purchase of short-term investments	(32,403)	—
Sale of short-term investments	32,229	—
Acquisition of fixed assets	(663)	(325)
Net cash provided by investing activities	(837)	(325)

Cash flows from financing activities:
Cash proceeds from exercise of stock options	245	339
Collection of loan made to shareholder	62	—
Other long-term liabilities	16	(11)
Net cash provided by financing activities	323	328

Effect of exchange rate changes on cash	23	(32)

Net decrease in cash and cash equivalents	(4,739)	(2,780)
Cash and cash equivalents, beginning of period	5,554	3,609
Cash and cash equivalents, end of period	$815	$829

The accompanying notes are an integral part of these financial statements

FIBERSTARS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
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

For comparative purposes, certain 2005 amounts have been  reclassified to conform to current year presentation.

Year-end Balance Sheet
The year-end balance sheet information was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2005, contained in the Company’s 2005 Annual Report on Form 10-K.

Short-term Investments
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

Short-term investments at March 31, 2006 were as follows(in thousands):

	Cost	Net unrealized gain	Estimated Fair Value
Money Market Fund	$4	$–	$4
Federal National Mortgage Association	988	8	996
Federal Home Loan	1,980	14	1,994
Federal Farm Credit	1,619	20	1,639
Commercial Paper	13,514	52	13,566
Total	$18,105	$94	$18,199

The short-term investments maturing over the next year total $16,560,000. The remaining short-term investments have scheduled maturity dates in October 2007 and consist of the Federal Farm Credit investments.

The change in net unrealized holding gains on securities available for sale in the amount of $94,000 has been charged to other comprehensive income for the quarter ended March 31, 2006. The cost of securities sold is based on the specific identification method.

Proceeds from the sale of available securities during 2006 were $32,229,000. Gross gains of $102,000 were realized on the sales of available for sale securities during 2006.

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

A reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

	Three months ended March 31,
	2006	2005
Numerator - net loss	$(2,441)		$(1,051)
Denominator - Basic and Diluted EPS
Weighted average shares outstanding	11,294		7,550
Basic and Diluted net loss per share	$(0.22)	$	(0.14)

At March 31, 2006, options and warrants to purchase 1,427,000 shares of common stock were outstanding, but were not included in the calculation of diluted EPS because their inclusion would have been antidilutive. Options and warrants to purchase 2,076,000 shares of common stock were outstanding at March 31, 2005, but were not included in the calculation of diluted EPS because their inclusion would have been antidilutive.

Stock- Based Compensation

In December 2004, the FASB issued FAS No. 123R, Share-Based Payment (“FAS No. 123R”). FAS No. 123R is a revision of FAS No. 123, Accounting for Stock-Based Compensation (“FAS No. 123”), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No.25”), and its related implementation guidance. On January 1, 2006, the Company adopted the provisions of FAS No. 123R using the modified prospective method. FAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). FAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under the prior accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under prior accounting rules. For the three months ended March 31, 2006, the Company recorded compensation expense of $163,000. At December 31, 2005, the Company had unamortized compensation expense of $397,000. This amount is now part of our total unearned compensation of $1,907,000, after recording compensation expense, remaining at March 31, 2006. These costs will be charged to expense in future periods. These costs will be expensed in future periods in accordance with our FAS 123R accounting. There were no options granted in three months ended March 31, 2006.

Prior to 2006, the Company accounted for stock-based compensation plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the three months ended March 31, 2005 (in thousands, except per share amounts):

Three months ended March 31,
2005

Net loss, as reported	$ (1,051)

Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	5

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax related effects	(116)

Net loss, pro forma	$ (1,162)

Basic and Diluted net loss per share—As reported	$ (0.14)

Basic and Diluted net loss per share—Pro forma	$ (0.15)

Product Warranties

The Company warrants finished goods against defects in material and workmanship under normal use and service for periods of one to three years for illuminators and fiber. A liability for the estimated future costs under product warranties is maintained for products outstanding under warranty (in thousands):

	March 31, 2006	December 31, 2005

Balance at the beginning of the period	$393	$430
Accruals for warranties issued during the period	85	82
Settlements made during the period (in cash or in kind)	(85)	(119)
Balance at the end of the period	$393	$393

2. Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost determined using the first-in, first-out cost method) or market and consist of the following (in thousands):

	March 31, 2006	December 31, 2005

Raw materials	$6,069	$6,431

Inventory Reserve	(837)	(859)
Finished goods	2,694	2,280
	$7,926	$7,852

3. Bank Borrowings

The Company had a Loan and Security Agreement (Accounts Receivable and Inventory) dated December 7, 2001, with Comerica Bank for $5 million through August 12,2005. The Company agreed to a new bank revolving line of credit agreement with Silicon Valley Bank on August 15, 2005. This credit facility is for $5million, bears interest equal to prime plus 1.75% per annum and is secured by accounts receivable. It has a minimum tangible net worth covenant which the Company must meet going forward. On December 31, 2005 this agreement was amended and restated to include an additional $3 million term-loan line of credit for equipment purchases. This agreement calls for repayment of principal in equal amounts over 4 years from the date of purchase of the equipment and has an interest rate of prime plus 0.5% if the quick ratio is greater than 1.5 and prime plus 1.5% if the quick ratio is at or below 1.5. Borrowings under the Silicon Valley Agreement are collateralized by the Company’s assets and intellectual property. Specific borrowings under the revolver are tied to accounts receivable and inventory balances, and the Company is required to comply with certain covenants with respect to effective net worth and financial ratios, which the Company met as of March 31, 2006. The Company had no borrowings under the revolving line of credit at March 31, 2006 and December 31, 2005, respectively. The Company had total borrowings of $1,023,750 under the term-loan portion of the agreement as of March 31, 2006, and $1,092,000 as of December 31, 2005. The Company pays an unused line fee of 0.25% against any unused daily balance during the year.

Through its U.K. subsidiary, the Company maintains a bank overdraft facility of $ 435,000 (in UK pounds sterling, based on the exchange rate at March 31, 2006) under an agreement with Lloyds Bank Plc. There were no borrowings against this facility as of March 31, 2006 and December 31, 2005, respectively. The facility is renewed annually on January 1.

Through its German subsidiary, the Company maintains a credit facility under an agreement with Sparkasse Neumarkt Bank. This credit facility is in place to finance our building of new offices in Berching, Germany, which is owned and occupied by our German subsidiary. As of March 31, 2006 the Company had borrowings of $379,000 (in Euros, based on the exchange rate at March 31, 2006) against this credit facility. In addition, our German subsidiary has a revolving line of credit for $182,000 (in Euros, based on the exchange rate at March 31, 2006) with Sparkasse Neumarkt Bank. As of March 31, 2006 there were borrowings of $105,000 against this facility and $47,000 against this facility at December 31, 2005. The revolving facility is renewed annually on January 1.

4. Comprehensive Operations

Comprehensive income (loss) is defined as net income (loss) plus gains and losses that under generally accepted accounting principles, are included in comprehensive income (loss) but excluded from net income (loss). A separate statement of comprehensive operations has been presented with this report.

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

A summary of sales by geographic area is as follows (in thousands):

	Three months ended March 31,
	2006	2005
United States	$3,483	$4,887
Germany	677	709
United Kingdom	1,023	1,040
Other countries	144	184
	$5,327	$6,820

Geographic sales are categorized based on the location of the customer to whom the sales are made.

A summary of sales by product line is as follows (in thousands):

	Three months ended March 31,
	2006	2005

Pool and Spa Lighting	$2,796	$3,688
Commercial Lighting	2,531	3,132
	$5,327	$6,820

A summary of geographic long-lived assets (fixed assets and goodwill) is as follows (in thousands):

	March 31, 2006	December 31, 2005

United States Domestic	$6,398	$5,975
Germany	1,565	1,506
Other Countries	76	76
	$8,039	$7,557

6. Recent pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004) or FAS 123R, “Share-Based Payments.” FAS 123R requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees. We applied FAS 123R on a modified prospective method beginning in 2006. Under this method, we have recorded compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at January 1, 2006.

In December 2004, the FASB issued SFAS No.151, “Inventory Costs,” which amends part of ARB 43, “Inventory Pricing,” concerning the treatment of certain types of inventory costs. The provisions of ARB 43 provided that certain inventory-related costs, such as double freight, re-handling, might be “so abnormal” that they should be charged against current earnings rather than be included in the cost of inventory and, that is capitalized to future periods. As amended by SFAS No. 151, the “so-abnormal” criterion has been eliminated. Thus, all such (abnormal) costs are required to be treated as current-period charges under all circumstances. In addition, fixed production overhead should be allocated based on the normal capacity of the production facilities, with unallocated overhead charged to expense when incurred. SFAS 151 is required to be adopted for fiscal years beginning after June 15, 2005. The impacts of adopting SFAS No.151did not have a material impact on our overall financial position.

7. Goodwill and Acquired Intangibles

In February 2000, the Company purchased certain assets of Unison Fiber Optic Systems, Inc. and accounted for the acquisition as a purchase. Acquired intangible assets are being amortized using the straight-line method over the estimated useful life of the assets ranging from 3 to 7 years. The company annually reviews these assets for any impairment in their stated value in the fourth quarter, unless events require an update. During the first quarter of 2006, no instances or events required any valuation or update.

8. Income Taxes

A full valuation allowance is recorded against the Company’s U.S. deferred tax assets as management cannot conclude, based on available objective evidence, when the gross value of its deferred tax assets will be realized. The Company accrues foreign tax expenses or benefits as these are incurred.

9.	Commitments and Contingencies

On December 20, 2005, the Company entered into a settlement agreement with Sherwin-Williams Company (or Sherwin-Williams) and The Wagner Electric Sign Company (or Wagner). The company was a third-party defendant in a lawsuit filed in the court of Common Pleas, Cuyahoga County, Ohio filed on September 21, 2004 for alleged breach of warranty and breach of contract in connection with an allegedly defective sign manufactured and sold by Wagner. The settlement agreement calls for certain payments to be made to Sherwin-Williams by the defendant parties and for certain repairs to be made. These obligations were fulfilled in the form of payments and delivered repairs in the first quarter.

On March 6, 2006, Ohms Electric, Inc. filed a complaint against Fiberstars, Inc. with the 30th Judicial Circuit Court in the State of Michigan. The complaint requests unspecified damages as a result of the Company’s product not working properly at Neighborhood Cinema in Lansing, Michigan. Management does not believe the suit will have a material affect on the Company’s financial position or results of operations.

10. Reorganization

In June 2005, the Company announced its plans to close its Fremont, California office and consolidate most of its operations in Solon, Ohio, where the Company already had a local sales office and a manufacturing facility. The relocation was expected to result in a restructuring charge of approximately $3.5 million for severance payments, redundancy, lease and inventory write-offs. The Company recognized a $3,120,000 restructuring charge in the year ended December 31, 2005. During the first quarter, the Company charged to Operations $442,000 for costs associated with the reorganization. The Company expects the total restructuring charge to be near expected levels.

11. Related Party Transactions

The Company entered into a consulting agreement with Jeffrey H. Brite, a member of its Board of Directors, effective date of November 1, 2004. As a consultant under this agreement, Mr. Brite is to assist Fiberstars, Inc.’s President and Vice President of Sales in identifying, contacting and making introductions to key building project personnel in a position to facilitate the purchase of Fiberstars, Inc. products. In return, Fiberstars, Inc. compensated Mr. Brite with the award of an option for the acquisition of up to 40,000 shares of its common stock at a per share exercise price of $7.23 and with annual aggregate cash payments of $50,000 to be paid in quarterly installments during each of the years 2005, 2006 and 2007.  Payments in the first quarter of 2006 to Brite totalled $15,500.

Gensler Architecture, Design & Planning, P.C., a New York Professional Corporation (”Gensler”) provides contract services to the Company in the areas of fixture design and marketing targeted at expanding the market for the Company’s EFO® products. Mr. Jeffrey H. Brite, an employee of Gensler, is a member of the Company’s Board of Directors. The Company entered into a three year consulting agreement with Gensler, effective December 15, 2004. Gensler has agreed to assist Fiberstars’ marketing group with matters of structure, procedure and practices as they relate to the design, real estate and procurement communities, and to advise Fiberstars on strategies to enhance its visibility and image within the design and construction community as a manufacturer of preferred technology. In return, Fiberstars compensated Gensler with a one-time cash payment in 2005 of $60,750 for services delivered in advance of the completion of the negotiation of the Consulting Agreement, $50,000 annual cash payments to be paid in quarterly installments of $12,500 in arrears for each of the calendar years 2005, 2006 and 2007, and a one-time option award to acquire up to 75,000 shares of Fiberstars’ common stock at a per share exercise price of $6.57. During the first quarter, the Company paid Gensler $12,500 compared to $50,000 for the fiscal year ended December 31, 2005 for services performed.

On July 1, 2005, David Ruckert, the Company’s CEO resigned as CEO and served as President and Director through September 30, 2005 afterwhich he served as Director. Mr. Ruckert signed a severance agreement with the Company which was effective July 1, 2005, and which resulted in a payment in 2005 of $332,076 upon his departure as an employee, October 1, 2005. Payments to Mr. Rucket in the first quarter or 2006 totaled $26,000.

On September 19, 2005, the Company entered into a master services agreement and related ancillary agreements with Advanced Lighting Technologies, Inc. (“ADLT”). These agreements include development agreements governing the provision of research and development services by ADLT to the Company, and by the Company to ADLT, which agreements are subject to pre-determined cost limitations and the ability of either party to terminate these agreements for convenience and with proper notice, and under which the Company expect ADLT to develop new lamps for the Company’s energy efficient lighting system known as EFO®, and ADLT expects the Company to adapt the Company’s patented CPC optic technology to certain ADLT products; an equipment purchase and supply agreement governing the Company’s purchase of manufacturing equipment from ADLT and the supply of support and manufacturing services by ADLT related to the purchased equipment; a mutual supply agreement governing the sale and purchase of the Company’s products by ADLT and of ADLT’s products by the Company; and a cross license agreement governing the mutual grant of rights and licenses between the Company and ADLT for specified uses of intellectual property. These agreements became effective upon ADLT’s sale of certain shares of the Company’s Common Stock on November 8, 2005, as described in a registration statement on Form S-3 filed with the Securities and Exchange Commission on September 19, 2005, in which ADLT participated as a selling shareholder. Purchases from ADLT were $46,251, in the first quarter of 2006 and $1,478,000 for the year ended December 31, 2005. Purchases in 2005 included $1,092,000 in capital equipment. Sales to ADLT were $69,670 in the first quarter of 2006 and $136,000 for the year ended December 31, 2005. Accounts receivable with ADLT were $337,725 at March 31, 2006 including $300,000 for development work completed during the first quarter of 2006 and $132,000 at December 31, 2005, respectively. These amounts are included in the accounts receivable trade, net in the accompanying consolidated balance sheets. Accounts payable were $80,145,at March 31, 2006, and $33,000 at December 31, 2005 respectively. Further, as part of our relocation of our bare opertions from Fremont, California to Solon, Ohio we entered into a lease with ADLT to rent a portion of their building in Solon, Ohio. Payments to ADLT in the first quarter of 2006 for rent were $102,339. Subsequent to the end of the first quarter of 2006, this lease has been assigned to a non-related third party and extended through 2011. This site will be our corporate headquarters, Engineering, and Commercial sales and operations hub.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related notes included elsewhere in this report and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2005.

When used in this discussion, the words "expects," "anticipates," "estimates," “plan,” and similar expressions are intended to identify forward-looking statements. These statements, which include statements as to our expected sales and gross profit margins, expected operating expenses and capital expenditure levels, our sales and marketing expenses, our general and administrative expenses, expected expenses related to compliance with the Sarbanes-Oxley Act of 2002, the adequacy of capital resources and necessity to raise additional funds, our critical accounting policies, expected restructuring charge related to our consolidation in Solon, Ohio, expected benefits from our consolidation and statements regarding pending litigation are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as our ability to manage expenses, our ability to reduce manufacturing overhead and general and administrative expenses as a percentage of sales, our ability to collect on doubtful accounts receivable, our ability to increase cash balances in future quarters, the cost of enforcing or defending intellectual property, unforeseen adverse competitive, economic or other factors that may impact our cash position, risks associated with raising additional funds, and risks associated with our pending litigation. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

RESULTS OF OPERATIONS

Net sales decreased 22 % to $5,327,000 the quarter ended March 31, 2006, as compared to the same quarter a year ago. The decrease was primarily the result of lower sales in the traditional lighting products, pool and spa sales ($892,000) and decorative commercial sales ($554,000). We expect net sales for 2006 to be comparable to 2005 as a result of an increase in EFO sales offsetting a decline in pool and spa sales. However, the market for our products is highly dependent upon general economic conditions.

On March 31, 2006, we announced that we had received funding from the Defense Advanced Research Projects Agency, “DARPA” for $2.1 million to develop and install our high efficiency distributed lighting systems as a “commercial” product on three US Navy ships. This project will result in revenue being recognized as the project is completed over the next two years.

Gross profit was $1,602,000 the first quarter of fiscal 2006, a 37% decrease compared to the same period in the prior year. The gross profit margin as a percentage of sales decreased from 37% for the first quarter of fiscal 2005 to 30% for the first quarter of 2006. Gross profit margin declined for Commercial Lighting due to higher fixed manufacturing costs as a percentage of sales, partially due to lower sales. We expect gross profit margins for the full 2006 year to be lower than 2005.

Research and development expenses were $456,000 in the first quarter of fiscal 2006, a decrease of $ 21,000 compared with the first quarter of fiscal 2005. Our research and development expense are reduced by credits received for achieving milestones under a development contract with the Department of Energy, “DOE”, that was signed in 2005 for a total of $1.5 million. In addition, further credits were taken for a Small Business Innovative Research award with the Defense Advanced Research Projects Agency, “DARPA” totaling $200,000 signed in October 2005. The gross research and development spending along with credits from government contracts is shown in the table:

	Three months ended March 31,
	(in thousands)
	2006	2005

Gross expenses for research and development	$880	$938

Deduct: credits from DARPA, DOE & SBIR contracts	(424)	(461)

Net research and development expense	$456	$477

We expect research and development expense to increase for the full year 2006 compared to 2005 due to reduced DARPA credits and recording option expense under FAS 123R..

Sales and marketing expenses decreased by 3% to $2,241,000 in the first quarter of fiscal 2006 as compared to $2,320,000 for the same period in fiscal 2005. We expect sales and marketing expenses to increase for the full year 2006 as we anticipate increasing our sales and marketing efforts for our new products and recording option expense under FAS123R.

General and administrative costs were $ 1,078,000 in the first quarter of fiscal 2006, an increase of 33% compared to the first quarter of fiscal 2005. The increase was due to higher administrative, accounting and legal costs and the impact of expense recognized under FAS123R. We believe we will be required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 for December 31, 2006 subject to our market capitalization and any future rules to be issued. Estimates of costs required in order to comply with Section 404 for a company of our size range in the order of $600,000 or higher, independent of additional audit fees. These additional expenses will be incurred in the remainder of fiscal year 2006. We expect general and administrative expenses to continue to increase in 2006 as compared to 2005 due to anticipated higher administration accounting costs and expenses associated with the impact of the Sarbanes- Oxley Act of 2002 and option expense under FAS123R.

In June 2005, we announced its plans to close its Fremont, California office and consolidate most of its operations in Solon, Ohio, where we already had a local sales office and a manufacturing facility. The relocation was expected to result in a restructuring charge of approximately $3.5 million for severance payments, redundancy, lease and inventory write-offs. We recognized a $3,120,000 restructuring charge in the year ended December 31, 2005. During the first quarter, we charged to operations $442,000 for costs associated with the reorganization. We expect the total restructuring charge to be near expected levels. It is expected that the cost savings from the restructuring will be between $1.5 million and $2 million on an annual basis, with the savings beginning in Q3 of 2006. These savings will be reflected largely in reduced cost of sales with a lesser amount in operating expenses. These savings may be offset by expense increases as a result of building production capacity and increasing expenses for the development, sales and marketing of new products, primarily EFO.

We recorded a net loss of $2,441,000 in the first quarter of fiscal 2006 as compared to a net loss of $1,051,000 in the first quarter of fiscal 2005. The higher net loss in 2006 was due primarily to soft sales, reduced margin from changes in product mix, and higher operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents

At March 31, 2006, our cash and cash equivalents were $815,000 as compared to $5,554,000 at December 31, 2005, a net cash decrease of $4,739,000 during the first three months of 2006. This compares to a net cash decrease of $2,780,000 for the same period in 2005, and an ending cash balance of $829,000 as of March 31, 2005.

Due to seasonality in the sales of our pool lighting products, our cash balances tend to decrease in the first half of the year and increase in the second half of the year. While we expect to see the same pattern this year, the market of our products is highly dependent upon general economic conditions.

Cash was used in the quarter to pay other accruals from December 31, 2005 relating to costs incurred in 2005 for our restructuring and resolution of legal commitments.

Cash Used in Investing Activities

Investing activities used cash of $837,000 during the first three months of 2006, compared to a use of cash of $325,000 for the same period of 2005. During both periods, cash was used for the acquisition of fixed assets. The increase was due to additional fixed assets required in order to move forward with the EFO product line and future R & D efforts.

Cash Provided by Financing Activities

Financing activities contributed $323,000 to cash during the first three months of 2006. This net contribution was due primarily to the proceeds from the exercise of employee stock options for $245,000. For the same period in 2005, financing activities, from the exercise of warrants and employee stock options, were $339,000.

The Company has a $5,000,000 Loan and Security Agreement (Accounts Receivable and Inventory) dated August 15, 2005, with Silicon Valley Bank bearing interest equal to prime plus 1.75% per annum computed daily. On December 31, 2005 this agreement was amended and restated to include an additional $3 million term-loan line of credit for equipment purchases. This agreement calls for repayment of principal in equal amounts over 4 years from the date of purchase of the equipment and has an interest rate of prime plus 0.5% if the quick ration is greater than 1.5 and prime plus 0.5% if the quick ration is at or below 1.5.  Borrowings under this Agreement are collateralized by its assets and intellectual property. Specific borrowings are tied to accounts receivable and inventory balances, and the Company is required to comply with certain covenants with respect to effective net worth . The Company had no borrowings against the Loan and Security Agreement as of March 31, 2006 and December 31, 2005. The Company was in conformity with the bank covenants of the Silicon Valley Bank agreement as of March 31, 2006. Prior to August 15, 2005, the Company had a bank line of credit agreement with Comerica Bank and had no borrowings as of December 31, 2005 under this facility. The Company had total borrowings of $1,023,750 under the term-loan portion of the agreement as of March 31, 2006, and $1,092,000 as of December 31, 2005.

Through its U.K. subsidiary, we maintain a bank overdraft facility of $ 435,000 (in UK pounds sterling, based on the exchange rate at March 31, 2006) under an agreement with Lloyds Bank Plc. There were no borrowings against this facility as of March 31, 2006 and December 31, 2005, respectively. The facility is renewed annually on January 1 and bears an interest rate of 7%.

Through its German subsidiary, we maintain a credit facility under an agreement with Sparkasse Neumarkt Bank. This credit facility is in place to finance our building of new offices in Berching, Germany, which is owned and occupied by our German subsidiary. As of March 31, 2006 we had borrowings of $379,000 (in Euros, based on the exchange rate at March 31, 2006) against this credit facility. In addition, our German subsidiary has a revolving line of credit for $182,000 (in Euros, based on the exchange rate at March 31, 2006) with Sparkasse Neumarkt Bank. As of March 31, 2006, there were borrowings of $105,000 against this facility and $47,000 against this facility at December 31, 2005. The facility is renewed annually on January 1 and bears an interest rate of 8.75%.

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

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004) or FAS 123R, “Share-Based Payments.” FAS 123R requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees. We applied FAS 123R on a modified prospective method January 1, 2006. Under this method, we have recorded compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

In December 2004, the FASB issued SFAS No.151, “Inventory Costs,” which amends part of ARB 43, “Inventory Pricing,” concerning the treatment of certain types of inventory costs. The provisions of ARB No. 43 provided that certain inventory-related costs, such as double freight, re-handling, might be “so abnormal” that they should be charged against current earnings rather than be included in the cost of inventory and, that is capitalized to future periods. As amended by SFAS No. 151, the “so-abnormal” criterion has been eliminated. Thus, all such (abnormal) costs are required to be treated as current-period charges under all circumstances. In addition, fixed production overhead should be allocated based on the normal capacity of the production facilities, with unallocated overhead charged to expense when incurred. SFAS 151 is required to be adopted for fiscal years beginning after June 15, 2005. The adoption of SFAS No.15 did not have a material impact on our overall financial position.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2006, we had $812,000 in cash held in foreign currencies based on the exchange rates at March 31, 2006. The balances for cash held overseas in foreign currencies are subject to exchange rate risk. We have a policy of maintaining cash balances in local currencies unless an amount of cash is occasionally transferred in order to repay inter-company debts.

As of March 31, 2006, we had a total borrowing of $379,000 (in Euros, based on the exchange rate at March 31, 2006) against a credit facility secured by real property owned by our German subsidiary. As of December 31, 2005, we had $331,000 (in Euros, based on the exchange rate at December 31, 2005) borrowed against this credit facility. In addition, there were borrowings of $105,000 against a revolving credit line of $182,000 (in Euros, based on the exchange rate at March 31, 2006) compared to $47,000 at December 31, 2005.

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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

On December 20, 2005, the Company entered into a settlement agreement with Sherwin-Williams Company (or Sherwin-Williams) and The Wagner Electric Sign Company (or Wagner). The company was a third-party defendant in a lawsuit filed in the court of Common Pleas, Cuyahoga County, Ohio filed on September 21. 2004 for alleged breach of warranty and breach of contract in connection with an allegedly defective sign manufactured and sold by Wagner. The settlement agreement calls for certain payments to be made to Sherwin-Williams by the defendant parties and for certain repairs to be made. These obligations were fulfilled in the form of payments and delivered repairs in the first quarter.

On March 6, 2006, Ohms Electric, Inc. filed a complaint against Fiberstars, Inc. with the 30th Judicial Circuit Court in the State of Michigan. The complaint requests unspecified damages as a result of the Company’s product not working properly at Neighborhood Cinema in Lansing, Michigan. Management does not believe the suit will have a material affect on our financial position or results of operations.

Item 1A. Risk Factors

There are no significant changes in risk factors from our December 31, 2005 filed 10-K.

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

We currently hold 43 patents in the United States, and three corresponding patents in Japan and one corresponding patent in Australia. We also have 14 patents pending in the United States. There can be no assurance, however, that our issued patents are valid or that any patents applied for will be issued. We have a policy of seeking to protect our key intellectual property through, among other things, the prosecution of patents with respect to certain of our technologies. There are many issued patents and pending patent applications in the field of fiber optic technology, and some of our competitors hold and have applied for patents related to fiber optic and non-fiber optic lighting. We have in the past received communications from third parties asserting rights in our patents or that our technology infringes intellectual property rights held by such third parties. For example, we were recently involved in patent litigation with Pentair with respect to our FX Pool Light product, which was subsequently settled. Litigation to determine the validity of any third-party claims or claims by us against such third party, whether or not determined in our favor, could result in significant expense and divert the efforts of our technical and management personnel, regardless of the outcome of such litigation. In addition, we do not know whether our competitors will in the future apply for and obtain patents that will prevent, limit or interfere with our ability to make, use, sell or import our products. Although we may seek to resolve any potential future claims or actions, we may not be able to do so on reasonable terms, or at all. If, following a successful third-party action for infringement, we cannot obtain a license or redesign our products, we may have to stop manufacturing and marketing our products and our business would suffer as a result.

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

Item 6. Exhibits

Exhibit Number	Description of Documents

3(ii)	Certificate of Amendment of Bylaws dated April 27, 2005 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 27, 2005).
10.1	Consulting Agreement by and between Registrant and David N. Ruckert dated as of February 3, 2006.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2003 (18 U.S.C. §1350).
32.2**	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2003 (18 U.S.C. §1350).

** In accordance with item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Exchange Act. Such certications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIBERSTARS, INC.

Date: May 15, 2006	By:	/s/ John M. Davenport
John M. Davenport Chief Executive Officer

By:	/s/ Robert A. Connors
Robert A. Connors Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description of Documents
3(ii)	Certificate of Amendment of Bylaws dated April 27, 2005 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 27, 2005).

10.1	Consulting Agreement by and between Registrant and David N. Ruckert dated as of February 3, 2006.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2003 (18 U.S.C. §1350).

32.2**	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2003 (18 U.S.C. §1350).

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