Form 10-Q
period 2006-06-30
FIBERSTARS INC /CA/
filed 2006-08-11
CIK 924168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _____________________to _________________________

Commission file number           0-24230

FIBERSTARS, INC.
(Exact name of registrant as specified in its charter)

California	94-3021850
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

32000 Aurora Rd., Solon, OH (Address of principal executive offices)

44139 (Zip Code)
(Registrant’s telephone number, including area code): (440) 715-1300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check One)

Large Accelerated Filer  ☐     Accelerated Filer  ☐      Non-Accelerated Filer   ☒

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The number of outstanding shares of the registrants’ Common Stock, $0.0001 par value, as of June 30, 2006 was 11,364,978.

TABLE OF CONTENTS

Part I - FINANCIAL INFORMATION

Item 1	Financial Statements:

	a.	Condensed Consolidated Balance Sheets at June 30, 2006 (unaudited) and December 31, 2005	3

	b.	Condensed Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2006 and 2005 (unaudited)	4

	c.	Condensed Consolidated Statements of Comprehensive Operations for the Three Months and Six Months Ended June 30, 2006 and 2005 (unaudited)	5

	d.	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2006 and 2005 (unaudited)	6

	e.	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations		13

Item 3	Quantitative and Qualitative Disclosures About Market Risk		17

Item 4	Controls and Procedures		17

Part II - OTHER INFORMATION

Item 1	Legal Proceedings		18

Item 1A	Risk Factors		18

Item 4	Submission of Matters to a Vote of Security Holders		18

Item 6	Exhibits		19

	Signatures		20

Item 1.   Financial Statements

FIBERSTARS, INC.
CONDENSED
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$589	$5,554
Short-term investments	17,896	18,024
Accounts receivable trade, net	7,061	6,287
Inventories, net	7,676	7,852
Prepaid and other current assets	756	879
Total current assets	33,978	38,596

Fixed assets, net	5,297	3,422
Goodwill, net	4,189	4,135
Other assets	—	56
Total assets	$43,464	$46,209

LIABILITIES
Current liabilities:
Accounts payable	$2,334	$2,623
Accrued liabilities	2,675	3,924
Short-term bank borrowings	1,604	389
Total current liabilities	6,613	6,936
Long-term bank borrowings	2,037	1,089
Total liabilities	8,650	8,025

SHAREHOLDERS’ EQUITY
Common stock	1	1
Additional paid-in capital	53,104	52,452
Unearned stock-based compensation	—	(397)
Accumulated other comprehensive income	363	41
Accumulated deficit	(18,654)	(13,913)
Total shareholders’ equity	34,814	38,184
Total liabilities and shareholders’ equity	$43,464	$46,209

The accompanying notes are an integral part of these financial statements

FIBERSTARS, INC.
CONDENSED
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands except per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net sales	$7,709	$7,645	$13,037	$14,465
Cost of sales	5,381	4,723	9,106	9,000
Gross profit	2,328	2,922	3,931	5,465
Operating expenses:

Research and development	436	400	891	877
Sales and marketing	2,609	2,388	4,853	4,708
General and administrative	1,537	747	2,615	1,558
Restructure Expense	195	197	636	197
Total operating expenses	4,777	3,732	8,995	7,340
Loss from operations	(2,449)	(810)	(5,064)	(1.875)
Other income (expense):
Other income/(expense)	(43)	37	(59)	40
Interest income (expense), net	108	(2)	246	(5)

Loss before income taxes	(2,384)	(775)	(4,877)	(1,840)
Benefit from income taxes	85	12	136	27
Net loss	$(2,299)	$(763)	$(4,741)	$(1,813)

Net loss per share - basic and diluted	$(0.20)	$(0.10)	$(0.42)	$(0.24)

Shares used in computing net loss per share - basic and diluted	11,356	7,585	11,299	7,783

The accompanying notes are an integral part of these financial statements

FIBERSTARS, INC.
CONDENSED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(amounts in thousands)
(unaudited)

	Three Months Ended June 30,		Six months Ended June 30,
	2006	2005	2006	2005
Net loss	$(2,299)	$(763)	$(4,741)	$(1,813)

Other comprehensive income (loss)
Foreign currency translation adjustments	110	(199)	176	(303)
Net unrealized gain on securities	68	-	146	-
Comprehensive loss	$(2,121)	$(962)	$(4,419)	$(2,116)

The accompanying notes are an integral part of these financial statements

FIBERSTARS, INC.
CONDENSED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(4,741)	$(1,813)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	485	568
Stock-based compensation	514	235
Unrealized gain from marketable securities	146	—
Provision for doubtful accounts receivable	45	—
Changes in assets and liabilities:
Accounts receivable	(688)	935
Inventories	320	288
Prepaid and other current assets	131	(25)
Other assets	87	(6)
Accounts payable	(413)	(1,204)
Accrued liabilities	(1,732)	(190)
Total adjustments	(1,105)	601
Net cash used in operating activities	(5,846)	(1,212)

Cash flows from investing activities:

Purchase of short-term investments	(70,027)	—
Sale of short-term investments	70,512	—
Acquisition of fixed assets	(2,282)	(464)
Net cash used in investing activities	(1,797)	(464)

Cash flows from financing activities:
Cash proceeds from exercise of stock options	473	1,356
Proceeds from short-term bank borrowings	1,000	—
Proceeds from long-term bank borrowings	1,325	—
Payments of short and long-term bank borrowings	(209)	—
Collection of loan made to shareholder	62	—
Other long-term liabilities	—	179
Net cash provided by financing activities	2,651	1,535

Effect of exchange rate changes on cash	27	(119)

Net decrease in cash and cash equivalents	(4,965)	(260)
Cash and cash equivalents, beginning of period	5,554	3,609
Cash and cash equivalents, end of period	$589	$3,349

The accompanying notes are an integral part of these financial statements

FIBERSTARS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

1.   Summary of Significant Accounting Policies

Interim Financial Statements (unaudited)

Although unaudited, the interim financial statements in this report reflect all adjustments, consisting only of all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position, results of operations and cash flows for the interim periods covered and of the financial condition of Fiberstars, Inc. (the “Company”) at the interim balance sheet date.  The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

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

Short-term investments at June 30, 2006 were as follows (in thousands):

	Cost	Net unrealized gain	Estimated Fair Value
Money Market Fund	$47	$—	$47
Agencies	4,587	65	4,652
Commercial Paper	11,050	86	11,136
Taxable Floating Rate Notes	1,250	1	1,251
Municipal Bonds	800	10	810
Total	$17,734	$162	$17,896

The short-term investments maturing over the next year total $14,065,000.  The remaining short-term investments have scheduled maturity dates from October 2007 through December 2036.

The change in net unrealized holding gains on securities available for sale in the amount of $68,000 has been charged to other comprehensive income for the quarter ended June 30, 2006. The cost of securities sold is based on the specific identification method.

Proceeds from the sale of available securities during 2006 were $70,512,000. Gross gains of $211,000 were realized on the sales of available for sale securities during 2006.

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

Earnings per Share

Basic earnings per share (“EPS”) are computed by dividing income available to shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS is computed by giving effect to all dilutive potential common shares that were outstanding during the period.  Dilutive potential common shares consist of incremental shares upon exercise of stock options and warrants.

A reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Numerator - net loss	$(2,299)	$(763)	$(4,741)	$(1,813)
Denominator - Basic and Diluted EPS
Weighted average shares outstanding	11,356	7,585	11,299	7,783
Basic and Diluted net loss per share	$(0.20)	$(0.10)	$(0.42)	$(0.24)

At June 30, 2006, options and warrants to purchase 1,415,000 shares of common stock were outstanding, but were not included in the calculation of diluted EPS because their inclusion would have been antidilutive.  Options and warrants to purchase 2,136,000 shares of common stock were outstanding at June 30, 2005, but were not included in the calculation of diluted EPS because their inclusion would have been antidilutive.

Stock- Based Compensation

In December 2004, the FASB issued FAS No. 123R, Share-Based Payment (“FAS No. 123R”).  FAS No. 123R is a revision of  FAS No. 123, Accounting for Stock-Based Compensation (“FAS No. 123”), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and its related implementation guidance.  On January 1, 2006, the Company adopted the provisions of FAS No. 123R using the modified prospective method.  FAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  The Statement requires entities to recognize compensation expense for awards of equity instruments to employees based on grant-date fair value of those awards (with limited exceptions).  FAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under the prior accounting rules.  This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption.  Total cash flow remains unchanged from what would have been reported under prior accounting rules.  For the quarter ended June 30, 2006, the Company recorded compensation expense of $351,000.  For the six month period ended June 30, 2006, the Company recorded $514,000 of compensation expense.  At December 31, 2005, the Company had unamortized compensation expenses of $397,000.  This amount is now part of our total unearned compensation of $1,556,000 remaining at June 30, 2006.  These costs will be charged to expense in future periods in accordance with our FAS 123R accounting.   There were no options granted in the six months ended June 30, 2006.

Prior to 2006, the Company accounted for stock-based compensation plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the three months and six months ended June 30, 2005.  (in thousands, except per share amounts):

	Three months ended June 30,	Six months ended June 30,
	2005	2005

Net loss, as reported	$(763)	$(1,813)

Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	203	207

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax related effects	(250)	(366)

Net loss Pro forma	$(810)	$(1,972)

Basic and Diluted net loss per share—As reported	$(0.10)	$(0.24)

Basic and Diluted net loss per share—Pro forma	$(0.11)	$(0.25)

Product Warranties

The Company warrants finished goods against defects in material and workmanship under normal use and service for periods of one to three years for illuminators and fiber.  A liability for the estimated future costs under product warranties is maintained for products outstanding under warranty (in thousands):

	June 30, 2006	December 31, 2005

Balance at the beginning of the period	$393	$430
Accruals for warranties issued during the period	95	82
Settlements made during the period (in cash or in kind)	(168)	(119)
Balance at the end of the period	$320	$393

2.   Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost determined using the first-in, first-out cost method) or market and consist of the following (in thousands):

	June 30, 2006	December 31, 2005

Raw materials	$5,838	$6,431
Inventory Reserve	(943)	(859)
Finished goods	2,781	2,280
	$7,676	$7,852

3.  Bank Borrowings

The Company’s bank revolving line of credit is based on an agreement with Silicon Valley Bank dated as of August 15, 2005.  This credit facility is for $5,000,000, bears interest equal to prime plus 1.75% per annum and is secured by accounts receivable.  It has a minimum tangible net worth covenant which the Company must meet going forward.  On December 31, 2005 this agreement was amended and restated to include an additional $3,000,000 term-loan line of credit for equipment purchases.  This agreement calls for repayment of principal in equal amounts over 4 years from the date of purchase of the equipment and has an interest rate of prime plus 0.5% if the quick ratio is greater than 1.5 and prime plus 1.5% if the quick ratio is at or below 1.5.  Borrowings under the Silicon Valley Agreement are collateralized by the Company’s assets and intellectual property.  Specific borrowings under the revolver are tied to accounts receivable and inventory balances, and the Company is required to comply with certain covenants with respect to effective net worth and financial ratios, which the Company met as of June 30, 2006.  The Company had borrowings under the revolving line of credit of $1,000,000 at June 30, 2006 and no borrowings at December 31, 2005, respectively.  The Company had total borrowings of $2,252,000 under the term-loan portion of the agreement as of June 30, 2006, and $1,092,000 as of December 31, 2005.  The Company pays an unused line fee of 0.25% against any unused daily balance during the year.

Through its U.K. subsidiary, the Company maintains a bank overdraft facility of $462,000 (in UK pounds sterling, based on the exchange rate at June 30, 2006) under an agreement with Lloyds Bank Plc.  There were no borrowings against this facility as of June 30, 2006 and December 31, 2005, respectively.  The facility is renewed annually on January 1.

Through its German subsidiary, the Company maintains a credit facility under an agreement with Sparkasse Neumarkt Bank.  This credit facility is in place to finance our building of new offices in Berching, Germany, which is owned and occupied by our German subsidiary.  As of June 30, 2006 the Company had borrowings of $389,000 (in Euros, based on the exchange rate at June 30, 2006) and $331,000 (in Euros, based on the exchange rate at December 31, 2005) against this credit facility, all of which comes due in 2008.  In addition, our German subsidiary has a revolving line of credit for $192,000 (in Euros, based on the exchange rate at June 30, 2006) with Sparkasse Neumarkt Bank.  As of June 30, 2006 there were no borrowings against this facility and $47,000 against this facility at December 31, 2005.  The revolving facility is renewed annually on January 1.

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

A summary of sales by geographic area is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

U.S. Domestic	$5,859	$5,847	$9,343	$10,734
Germany	798	372	1,475	1,412
U.K.	997	1,325	2,020	2,034
Other countries	55	101	199	285
	$7,709	$7,645	$13,037	$14,465

Geographic sales are categorized based on the location of the customer to whom the sales are made.

A summary of sales by product line is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Pool and Spa Lighting	$4,342	$4,444	$7,139	$8,132
Commercial Lighting	3,367	3,201	5,898	6,333
	$7,709	$7,645	$13,037	$14,465

A summary of long-lived geographic assets (fixed assets and goodwill) is as follows (in thousands):

	June 30, 2006	December 31, 2005
	(unaudited)
United States Domestic	$7,740	$5,975
Germany	1,623	1,506
Other Countries	123	76
	$9,486	$7,557

6.   Recent pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004) as SFAS 123R, “Share-Based Payments.”  SFAS 123R requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees. We applied SFAS 123R on a modified prospective method beginning in 2006. Under this method, we have recorded compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at January 1, 2006.

In December 2004, the FASB issued SFAS No.151, “Inventory Costs,” which amends part of ARB 43, “Inventory Pricing,” concerning the treatment of certain types of inventory costs.  The provisions of ARB 43 provided that certain inventory-related costs, such as double freight, re-handling, might be “so abnormal” that they should be charged against current earnings rather than be included in the cost of inventory that is capitalized to future periods. As amended by SFAS No. 151, the “so-abnormal” criterion has been eliminated. Thus, all such “abnormal” costs are required to be treated as current-period charges under all circumstances. In addition, fixed production overhead should be allocated based on the normal capacity of the production facilities, with unallocated overhead charged to expense when incurred.  SFAS 151 is required to be adopted for fiscal years beginning after June 15, 2005.  The impacts of adopting SFAS No.151 did not have a material impact on our overall financial position.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements pretax positions taken or expected to be taken on a tax return, including the decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of FIN 48 on its consolidated financial position and results of operations.

7.   Goodwill

Goodwill represents the excess of acquisition cost over the fair value of tangible and identified intangible net assets of the businesses acquired. The Company has $4,189,000 in goodwill on its balance sheet as of June 30, 2006 and $4,135,000 at December 31, 2005.  Goodwill is not amortized, but is subjected to an annual impairment test. When events or changes in circumstances indicate that assets may be impaired, an evaluation is performed comparing the estimated future undiscounted cash flows associated with the asset to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow is required.  During the period ending June 30, 2006, no instances or events required any valuation or update.

8.   Income Taxes

A full valuation allowance is recorded against the Company’s U.S. deferred tax assets as management cannot conclude, based on available objective evidence, when the gross value of its deferred tax assets will be realized.  The Company accrues foreign tax expenses or benefits as these are incurred.

9.	Commitments and Contingencies

On March 6, 2006, Ohms Electric, Inc. filed a complaint against Fiberstars, Inc. with the 30th Judicial Circuit Court in the State of Michigan.  The complaint requests unspecified damages as a result of the Company’s product not working properly at Neighborhood Cinema in Lansing, Michigan.  Management does not believe the suit will have a material affect on our financial condition.

10.   Reorganization

In June 2005, the Company announced its plans to close its Fremont office and consolidate most of its operations in Solon, Ohio, where the Company already had a local sales office and a manufacturing facility.  The relocation was expected to result in a restructuring charge of approximately $3.5 million for severance payments, redundancy, and lease and inventory write-offs.  The Company recognized a $3,120,000 restructuring charge in the year ended December 31, 2005.  During the first two quarters, the Company charged to Operations $636,000 for costs associated with the reorganization.

11.  Related Party Transactions

The Company entered into a consulting agreement with Jeffrey H. Brite, a member of its Board of Directors, effective date of November 1, 2004.  As a consultant under this agreement, Mr. Brite is to assist Fiberstars, Inc.’s President and Vice President of Sales in identifying, contacting and making introductions to key building project personnel in a position to facilitate the purchase of Fiberstars, Inc. products.  In return, Fiberstars, Inc. compensated Mr. Brite with the award of an option for the acquisition of up to 40,000 shares of its common stock at a per share exercise price of $7.23 and with annual aggregate cash payments of $50,000 to be paid in quarterly installments during each of the years 2005, 2006 and 2007.  Payments in the second quarter to Brite totaled $15,500 and total $31,000 for the six months ending June 30, 2006. Payments in the second quarter of 2005 and for the six months ending June 30, 2005 totaled $15,000.

Gensler Architecture, Design & Plannning, P.C., a New York Professional Corporation (“Gensler”) provides contract services to the Company in the areas of fixture design and marketing targeted at expanding the market for the Company’s EFO™ products.  Mr. Jeffrey Brite, an employee of Gensler, is a member of the Company’s Board of Directors.  The Company entered into a three year consulting agreement with Gensler, effective December 15, 2004.  Gensler has agreed to assist Fiberstars’ marketing group with matters of structure, procedure and practices as they relate to the design, real estate and procurement communities, and to advise Fiberstars on strategies to enhance its visibility and image within the design and construction community as a manufacturer of preferred technology.  In return, Fiberstars compensated Gensler with a one-time cash payment in 2005 of $60,750 for services delivered in advance of the completion of the negotiation of the Consulting Agreement, $50,000 annual cash payments to be paid in quarterly installments of $12,500 in arrears for each of the calendar years 2005, 2006 and 2007, and a one-time option award to acquire up to 75,000 shares of Fiberstars’ common stock at a per share exercise price of $6.57.  The Company paid Gensler $12,500 and $25,000 for the three and six months ending June 30, 2006, respectively, compared to $12,500 for the three and for the six months ending, June 30, 2005 for services performed.

On July 1, 2005, David Ruckert, the Company’s CEO resigned as CEO and served as President and Director through September 30, 2005 after which he served as Director.  Mr. Ruckert signed a severance agreement with the Company which was effective July 1, 2005, and which resulted in a payment in 2005 of $332,076 upon is departure as an employee, October 1, 2005. Mr. Ruckert also entered into a consulting agreement with the Company on December 9, 2005. Payments to Mr. Ruckert in the second quarter of 2006 totaled $43,000 and $69,000 for the six months ended June 30, 2006.

On September 19, 2005, the Company entered into a master services agreement and related ancillary agreements with Advanced Lighting Technologies, Inc. (“ADLT”).  These agreements include development agreements governing the provision of research and development services by ADLT to the Company and by the Company to ADLT, which agreements are subject to pre-determined cost limitations and the ability of either party to terminate these agreements for convenience and with proper notice, and under which the Company expects ADLT to develop new lamps for the Company’s energy efficient lighting system known as EFO™, and ADLT expects the Company to adapt the Company’s patented CPC optic technology to certain ADLT products; an equipment purchase and supply agreement governing the Company’s purchase of manufacturing equipment from ADLT and the supply of support and manufacturing services by ADLT related to the purchased equipment; a mutual supply agreement governing the sale and purchase of the Company’s products by ADLT and of ADLT’s products by the Company; and a cross license agreement governing the mutual grant of rights and licenses between the Company and ADLT for specified uses of intellectual property.  These agreements became effective upon ADLT’s sale of certain shares of the Company’s Common Stock on November 8, 2005, as described in a registration statement on Form S-3 filed with the Securities and Exchange Commission on September 19, 2005, in which ADLT participated as a selling shareholder.  Purchases from ADLT, excluding rent, were $1,428,000 in the second quarter of 2006 and $1,474,000 for the six months ending June 30, 2006. Purchases in the second quarter of 2006 included $1,325,000 in capital equipment. Purchases in the second quarter of 2005 and six months ending June 30, 2005 were $79,000 and $186,000, resptively.  Sales to ADLT were $41,000 in the second quarter of 2006 and $110,670 for the six months ending June 30, 2006 compared to $35,000 and $41,000 for the second quarter and six months of 2005. Accounts receivable with ADLT were $100,000 at June 30, 2006 and $132,000 at December 31, 2005.  These amounts are included in the accounts receivable trade balance on the accompanying consolidated balance sheets.  Accounts payable were $45,000 at June 30, 2006 and $33,000 at December 31, 2005, respectively.  These amounts are included in the accounts payable trade balance on the accompanying consolidated balance sheets.  Further, as a part of our relocation of our base operations from Fremont, California to Solon, Ohio, we entered into a lease with ADLT to rent a portion of their building in Solon, Ohio.  Payments to ADLT in the second quarter of 2006 were $34,000 and $138,339 for the six months ending June 30, 2006 compared to $25,873 for the second quarter of 2005 and $51,746 for the six months ending June 20, 2005.   During the second quarter of 2006, the lease was assigned to a non-related third party and extended through 2011.  This site is now the Company’s Corporate Administrative headquarters, Engineering, and Commercial sales and operations hub.

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

When used in this discussion, the words "expects," "anticipates," "estimates," “plan,” and similar expressions are intended to identify forward-looking statements. These statements, which include statements as to our expected sales and gross profit margins,  expected operating expenses and capital expenditure levels, our sales and marketing expenses, our general and administrative expenses, expected expenses related to compliance with the Sarbanes-Oxley Act of 2002,  the adequacy of capital resources and necessity to raise additional funds, our critical accounting policies, expected restructuring costs related to our consolidation in Solon, Ohio, expected benefits from our consolidation and statements regarding pending litigation are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as our ability to manage expenses, our ability to reduce manufacturing overhead and general and administrative expenses as a percentage of sales, our ability to collect on doubtful accounts receivable, our ability to increase cash balances in future quarters, the cost of enforcing or defending intellectual property, unforeseen adverse competitive, economic or other factors that may impact our cash position, risks associated with raising additional funds, and risks associated with our pending litigation  These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

RESULTS OF OPERATIONS

Net sales increased 1 % to $7,709,000 for the quarter ended June 30, 2006, as compared to the same quarter a year ago.  The increase was primarily the result of increasing EFO sales and completion of the first milestone for the US navy ship project described in the next paragraph. EFO sales were $938,000 for the second quarter compared to $456,000 for the second quarter of 2005.  Net sales for the first six months of 2006 were $13,037,000 compared to net sales of $14,465,000 for the same period in 2005, a decrease of 10%.  The decrease is due to a 15% decline in the traditional commercial lighting business and a 12% decline in the pool business offset by a 57% increase in EFO sales which were $1,201,000 for the first six months compared to $766,000 for the same period in 2005. We expect net sales for 2006 to be comparable to 2005 as a result of an increase in EFO sales offsetting a decline in traditional fiber optic sales.  However, the market for our products is highly dependent upon general economic conditions.

On March 31, 2006, we announced that we had received funding from DARPA for $2.1 million to develop and install our high efficiency distributed lighting systems as a “commercial” product on three US Navy ships.  This project will result in revenue being recognized on a percentage of completion basis as milestones are completed over the next two years.

Gross profit was $2,328,000 in the second quarter of fiscal 2006, a 20% decrease compared to the same period in the prior year.  The gross profit margin as a percentage of sales decreased from 38% for the second quarter of fiscal 2005 to 30 % for the second quarter of 2006.  Gross profit margin declined primarily due to lower gross profit margins on commercial lighting sales due to EFO introduction, increased competition in Europe requiring more competitive pricing and new product start-up costs.  Gross profit for the first six months of 2006 was $3,931,000, a decrease of 28% over gross profit margins for the same period in 2005.   This represents gross profit margins of 30% for the first six months of 2006 compared to 38% in 2005.  The decline was expected due to the introduction of EFO, which has lower margins.  It was also a result of lower margins in Europe due to increased competition and new product start-up costs.  We expect gross profit margins for the full 2006 year, to be lower than 2005, assuming general economic conditions remain consistent.

Research and development expenses were $ 436,000 in the second quarter of fiscal 2006, an increase of $36,000 compared with the second quarter of fiscal 2005.  Our research and development expense are reduced by credits received for achieving milestones under a development contract with the Department of Energy, “DOE” that was signed in 2005 for a total of $1.5 million.  In addition, further awards were taken for a Small Business Innovative Research award with the Defense Advanced Research Projects Agency, “DARPA” totaling $199,000 signed in October, 2005.   Gross research and development expenses were $1,656,000 in the first 6 months of 2006, nearly equal to research and development expense for the same period in 2005.  The gross research and development spending along with credits from government contracts is shown in the table:

	Three months ended June 30, 2006		Six months ended June 30, 2006
	(in thousands)		(in thousands)
	2006	2005	2006	2005

Gross expenses for research and development	$777	$780	$1,656	$1,661

Deduct: credits from DARPA & DOE contracts	(341)	(380)	(765)	(784)

Net research and development expense	$436	$400	$891	$877

We expect research and development expense to increase for the full year 2006 compared to 2005 due to reduced DARPA credits and recording option expense under FAS 123R.

Sales and marketing expenses increased by 9% to $2,609,000  in the second quarter of fiscal 2006 as compared to $2,388,000  for the same period in fiscal 2005.  This increase was largely due to increased spending on Pools and EFO sales and marketing ($307,000).  Sales and marketing expense increased by 3% to $4,853,000 in the first six months of 2006 as compared to the same period in 2005.  This was due to lower commissions ($222,000) offset by higher spending on EFO and Pools sales and marketing ($368,000).  We expect sales and marketing expenses to increase for the full year 2006 as we anticipate increasing our sales and marketing efforts for our new products.

General and administrative expenses were $1,537,000 in the second quarter of fiscal 2006, an increase of 106% compared to the second quarter of fiscal 2005.  The increase was primarily due to the impact of expense recognized under FAS123R ($351,000) and Sarbanes Oxley ($258,000).  We will be required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 for December 31, 2006. Estimates of costs required in order to comply with Section 404 for a company of our size range in the order of $600,000 or higher, independent of additional audit fees.  These additional expenses will be incurred in the remainder of fiscal year 2006. General and administrative expenses were $2,615,000 for the first six months of 2006 compared to $1,558,000 for the same period in 2005.  The increase is for the same reasons described above for the second quarter.  We expect general and administrative expenses to continue to increase in 2006 as compared to 2005 due to anticipated higher administration accounting costs and expenses associated with the impact of the Sarbanes- Oxley Act of 2002 and option expense under FAS123R.

In June 2005, we announced our plans to close our Fremont office and consolidate most of our operations in Solon, Ohio, where we have a local sales office and a manufacturing facility. The relocation resulted in a restructuring charge of approximately $3.1 million for severance payments, redundancy, and lease and inventory write-offs for the fiscal year 2005. During the first half of 2006, we charged to operations $636,000 for costs associated with this restructuring.  We expect to spend an additional $200,000 for restructuring in the third quarter of 2006 bringing our final total restructuring cost to $4,000,000.  We expect the total restructuring to produce cost savings of between $1.5 million and $2 million on an annual basis, with the savings beginning in Q3 of 2006.  These savings will be reflected largely in reduced cost of sales with a lesser amount in operating expenses.  These savings are being offset by expense increases as a result of building capacity and increasing expenses for development, sales and marketing of new products, primarily EFO, and also new pool lighting products.

We recorded a net loss of $2,299,000 in the second quarter of fiscal 2006 as compared to a net loss of $763,000 in the second quarter of fiscal 2005. The net loss for the six months ending June 30, 2006 and 2005 was $4,741,000 and $1,813,000, respectively. The net loss in 2006 was due primarily to soft sales, reduced margin from changes in product mix, and higher operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents

At June 30, 2006, our cash and cash equivalents were $589,000 as compared to $5,554,000 at December 31, 2005, a net cash decrease of $4,965,000 during the first six months of 2006.  This compares to a net cash decrease of $260,000 for the same period in 2005, and an ending cash balance of $3,349,000 as of June 30, 2005

Due to seasonality in the sales of our pool lighting products, our cash balances tend to decrease in the first half of the year and increase in the second half of the year.  This year we expect there to be some cash utilization in the second half of the year due to increased investment in new products, however at a slower rate than in the first half.  This is subject to the condition that the market for our products is highly dependent upon general economic conditions.

Cash was used in the period to purchase fixed assets and pay other accruals from December 31, 2005 relating to costs incurred in 2005 for our restructuring and resolution of legal commitments.

Cash Used in Investing Activities

Investing activities used cash of $1,797,000 during the first six months of 2006, compared to a use of cash of $464,000 for the same period of 2005.  During both periods, cash was used for the acquisition of fixed assets. Fixed asset purchases from ADLT were $1,325,000 in the first six months of 2006 and $1,092,000 in 2005.  The increase was due to additional fixed assets required in order to move forward with the EFO product line and future R & D efforts.

Cash Provided by Financing Activities

Financing activities contributed $2,651,000 to cash during the first six months of 2006.  This net contribution was due primarily from long and short term borrowings of $2,325,000 and the exercise of employee stock options for $473,000.  For the same period in 2005, financing activities, from the exercise of warrants and employee stock options, were $1,356,000.

The Company had a $5,000,000 Loan and Security Agreement (Accounts Receivable and Inventory) dated August 15, 2005, with Silicon Valley Bank bearing interest equal to prime plus 1.75% per annum computed daily.   Borrowings under this Loan and Security Agreement were collateralized by its assets and intellectual property.  Specific borrowings were tied to accounts receivable and inventory balances, and the Company is required to comply with certain covenants with respect to effective net worth. The Company had $1,000,000 of borrowings against this facility as of June 30, 2006 and no borrowings at December 31, 2005.  The Company had total borrowings of $2,252,000 under the term-loan agreement as of June 30, 2006 and $1,092,000 as of December 31, 2005.  The Company was in conformity with the bank covenants of the Silicon Valley Bank agreement as of June 30, 2006.

Through our U.K. subsidiary, we maintain a $462,000 (in UK pounds sterling based on the exchange rate at June 30, 2006) bank overdraft agreement with Lloyds Bank Plc through its UK subsidiary.  There were no borrowings against this facility as of June 30, 2006 and December 31, 2005.  The facility is renewed annually on January 1 and bears an interest rate of 7%.

Through our German subsidiary, we maintain a credit facility under an agreement with Sparkasse Neumarkt Bank.  This credit facility is in place to finance, and is secured by, our offices owned and occupied by our German subsidiary.   As of June 30, 2006, we had total borrowings of $389,000 (in Euros, based on the exchange rate at June 30, 2006) against this credit facility.  As of December 31, 2005, we had $331,000 (in Euros, based on the exchange rate at December 31, 2005) borrowed against this facility.    Additionally, we have a revolving line of credit of $192,000 (in Euros, based on the exchange rate at June 30, 2006) with Sparkasse Neumarkt Bank.  As of June 30, 2006, there were no borrowings against this facility, and there were $47,000 of borrowings against this facility as of December 31, 2005(in Euros, based on the exchange rate at December 31, 2005).  The facility is renewed annually on January 1 and bears an interest rate of 8.75%.

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

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004) or SFAS 123R, “Share-Based Payments.”  SFAS 123R requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees. We applied SFAS 123R on a modified prospective method. Under this method, we recorded compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

In December 2004, the FASB issued SFAS No.151, “Inventory Costs,” which amends part of ARB 43, “Inventory Pricing,” concerning the treatment of certain types of inventory costs.  The provisions of ARB No. 43 provided that certain inventory-related costs, such as double freight, re-handling, might be “so abnormal” that they should be charged against current earnings rather than be included in the cost of inventory and, that is capitalized to future periods. As amended by SFAS No. 151, the “so-abnormal” criterion has been eliminated. Thus, all such “abnormal” costs are required to be treated as current-period charges under all circumstances. In addition, fixed production overhead should be allocated based on the normal capacity of the production facilities, with unallocated overhead charged to expense when incurred.  SFAS 151 is required to be adopted for fiscal years beginning after June 15, 2005. The impacts of adopting SFAS No.15 did not have a material impact on our overall financial position.

In July, 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” providing guidance on the accounting for and reporting of accounting changes and error corrections.  The standard is effective for fiscal years beginning after December 15, 2006. The impact of adopting SFAS 154 did not have a material impact on our financial reporting.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements pretax positions taken or expected to be taken on a tax return, including the decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of FIN 48 on its consolidated financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2006, we had $588,000 in cash held in foreign currencies based on the exchange rates at June 30, 2006. The balances for cash held overseas in foreign currencies are subject to exchange rate risk. We have a policy of maintaining cash balances in local currencies unless an amount of cash is occasionally transferred in order to repay inter-company debts.

As of June 30, 2006, we had no borrowings against a credit facility secured by real property owned by our German subsidiary.  As of December 31, 2005, we had $47,000 (in Euros, based on the exchange rate at December 31, 2005) borrowed against this credit facility.

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

Item 1. Legal Proceedings

On March 6, 2006, Ohms Electric, Inc. filed a complaint against Fiberstars, Inc. with the 30th Judicial Circuit Court in the State of Michigan.  The complaint requests unspecified damages as a result of the Company’s product not working properly at Neighborhood Cinema in Lansing, Michigan.  Management does not believe the suit will have a material affect on our financial condition.

Item 1A.  Risk Factors

There are no significant changes in risk factors from our December 31, 2005 filed 10-K.

Item 4. Submission of  Matters to a Vote of Security Holders

The Company held its annual meeting on June 15, 2006.  The meeting was adjourned until July 6, 2006, when it was completed.  The matters considered at the meeting and the shareholder votes, were as follows:

Proposal 1: Election of Directors	For	Withheld
John M Davenport	9,995,598	178,216
John B Stuppin	10,009,329	164,485
Jeffrey H Brite	9,923,729	250,085
Ronald A Casentini	9,945,645	228,172
Michael Kasper	9,936,088	237,726
Paul von Paumgartten	9,999,913	173,901
David N Ruckert	9,999,275	174,539
Philip E Wolfson	9,426,979	746,835

Proposal 2: Increase number of shares	For	Against	Abstain
available in Company's 2004
Stock Incentive Plan to
500,000 shares	5,146,696	1,009,936	4,017,183

Proposal 3: Increase number of	For	Against	Abstain
Shares available in Company's 1994
Employee Stock Purchase
Plan by 50,000 shares	5,752,143	411,085	4,010,586

Proposal 4: Proposal to reincorporate	For	Against	Abstain
the Company from the State
of California to the State
of Delaware	5,806,476	358,986	4,008,352

Proposal 5: Ratify the appointment of	For	Against	Abstain
Grant Thornton, LLC, as the
Company's independent
auditors for fiscal year 2006	10,155,499	5,000	13,315

Item 6. Exhibits

Exhibit Number	Description of Documents
10.1	Equipment and Supply Agreement entered into May 25, 2006 between Fiberstars, Inc. and Deposition Sciences, Inc.
10.2	Modification to sublease between Fiberstars, Inc. and Keystone Ruby, LLC.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2003 (18 U.S.C. §1350).
32.2**	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2003 (18 U.S.C. §1350).

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

FIBERSTARS, INC.

Date: August 11, 2006	By:	/s/ John M. Davenport
John M. Davenport
Chief Executive Officer

By:	/s/ Robert A. Connors
Robert A. Connors
Chief Financial Officer
(Principal Financial and Accounting Officer)

 Exhibit Index

Exhibit Number	Description of Documents
10.1	Equipment and Supply Agreement entered into May 25, 2006 between Fiberstars, Inc. and Deposition Sciences, Inc.

10.2	Modification to sublease between Fiberstars, Inc. and Keystone Ruby, LLC.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2003 (18 U.S.C. §1350).

32.2**	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2003 (18 U.S.C. §1350).

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