Form 10-Q
period 2006-09-30
FIBERSTARS INC /CA/
filed 2006-11-14
CIK 924168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________to ___________

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

The number of outstanding shares of the registrants’ Common Stock, $0.0001 par value, as of September 30, 2006 was 11,378,103.

TABLE OF CONTENTS

Part I - FINANCIAL INFORMATION
Item	1		Financial Statements:
			a.	Condensed Consolidated Balance Sheets at September 30, 2006 (unaudited) and December 31, 2005	3
			b.	Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended
				September 30, 2006 and 2005 (unaudited)	4
			c.	Condensed Consolidated Statements of Comprehensive Operations for the Three Months and Nine
				Months Ended September 30, 2006 and 2005 (unaudited)	5
			d.	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2006
				and 2005 (unaudited)	6
			e.	Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item	2		Management’s Discussion and Analysis of Financial Condition and Results of Operations		14
Item	3		Quantitative and Qualitative Disclosures About Market Risk		18
Item	4		Controls and Procedures		18
				Part II - OTHER INFORMATION
Item	1		Legal Proceedings		20
Item	1	A	Risk Factors		20
Item	6		Exhibits		21
			Signatures		22
			Exhibit Index		23

Item 1. Financial Statements

FIBERSTARS, INC.
CONDENSED
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	September 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,319	$5,554
Short-term investments	14,597	18,024
Accounts receivable trade, net	5,338	6,287
Inventories, net	7,880	7,852
Prepaid and other current assets	635	879
Total current assets	31,769	38,596

Fixed assets, net	5,861	3,422
Goodwill, net	4,206	4,135
Other assets	---	56
Total assets	$41,836	$46,209

LIABILITIES
Current liabilities:
Accounts payable	$2,952	$2,623
Accrued liabilities	1,900	3,924
Short-term bank borrowings	1,897	389
Total current liabilities	6,749	6,936
Long-term bank borrowings	2,130	1,089
Total liabilities	8,879	8,025

SHAREHOLDERS’ EQUITY
Common stock	1	1
Additional paid-in capital	53,399	52,452
Unearned stock-based compensation	---	(397)
Accumulated other comprehensive income	337	41
Accumulated deficit	(20,780)	(13,913)
Total shareholders’ equity	32,957	38,184
Total liabilities and shareholders’ equity	$41,836	$46,209

The accompanying notes are an integral part of these financial statements

FIBERSTARS, INC.
CONDENSED
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands except per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net sales	$6,808	$7,638	$19,845	$22,102
Cost of sales	4,772	4,680	13,879	13,679
Gross profit	2,036	2,958	5,966	8,423
Operating expenses:

Research and development	630	639	1,521	1,516
Sales and marketing	2,280	2,611	7,132	7,319
General and administrative	1,303	766	3,918	2,324
Restructure Expense	98	904	734	1,102
Total operating expenses	4,311	4,920	13,305	12,261
Loss from operations	(2,275)	(1,962)	(7,339)	(3,838)
Other income (expense):
Other income/(expense)	6	(11)	19	10
Interest income/ (expense)	177	(11)	351	4

Profit (loss) before income taxes	(2,092)	(1,984)	(6,969)	(3,824)
Benefit from (provision for) income taxes	(33)	(90)	103	(63)
Net loss	$(2,125)	$(2,074)	$(6,866)	$(3,887)

Net loss per share - basic and diluted	$(.19)	$(.25)	$(.60)	$(.50)

Shares used in computing net loss per share - basic and diluted	11,371	8,169	11,362	7,782

The accompanying notes are an integral part of these financial statements

FIBERSTARS, INC.
CONDENSED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(amounts in thousands)
(unaudited)

	Three months Ended September 30,		Nine months Ended September 30,
	2006	2005	2006	2005

Net loss	$(2,125)	$(2,074)	$(6,866)	$(3,887)

Other comprehensive income (loss)
Foreign currency translation adjustments	41	(75)	217	(401)
Net unrealized gain on securities	(67)	--	79	--
Comprehensive loss	$(2,151)	$(2,149)	$(6,570)	$(4,288)

The accompanying notes are an integral part of these financial statements

FIBERSTARS, INC.
CONDENSED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(6,866)	$(3,887)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	782	887
Stock-based compensation	752	334
Unrealized gain from marketable securities	79	-----
Provision for doubtful accounts receivable	175	-----
Changes in assets and liabilities:
Accounts receivable	894	2,260
Inventories	109	100
Prepaid and other current assets	248	(542)
Other assets	56	35
Accounts payable	201	(112)
Accrued liabilities	(2,066)	746
Total adjustments	1,230	3,708
Net cash (used in) provided by operating activities	(5,636)	(179)

Cash flows from investing activities:
Purchase of short-term investments	(91,506)	------
Sale of short-term investments	94,933	------
Acquisition of fixed assets	(3,222)	(532)
Net cash provided by (used in) investing activities	205	(532)

Cash flows from financing activities:
Cash proceeds from exercise of stock options	565	1,530
Proceeds from short-term bank borrowings	1,222	-----
Proceeds from long-term bank borrowings	1,653	-----
Payments of short and long-term bank borrowings	(325)	-----
Collection of loan made to shareholder	62	-----
Other long-term liabilities	----	106
Net cash provided by financing activities	3,177	1,636

Effect of exchange rate changes on cash	19	(168)

Net (decrease) increase in cash and cash equivalents	(2,235)	757
Cash and cash equivalents, beginning of period	5,554	3,609
Cash and cash equivalents, end of period	$3,319	$4,366

The accompanying notes are an integral part of these financial statements

FIBERSTARS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
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

Short-term investments at September 30, 2006 were as follows (in thousands):

	Cost	Net unrealized gain	Estimated Fair Value
Money Market Fund	$128	$--	$128
Agencies	3,599	65	3,664
Commercial Paper	8,725	25	8,750
Taxable Floating Rate Notes	1,450	--	1,450
Municipal Bonds	600	5	605
Total	$14,502	$95	$14,597

The short-term investments maturing over the next year total $10,741,000. The remaining short-term investments have scheduled maturity dates from October 2007 through December 2036.

The change in net unrealized holding gains on securities available for sale in the amount of $(67,000) has been charged to other comprehensive income for the quarter ended September 30, 2006. The cost of securities sold is based on the specific identification method.

Proceeds from the sale of available securities during 2006 were approximately $95,000,000. Gross gains of $408,000 were realized on the sales of available for sale securities during 2006. These gains on interest bearing securities are included as part of the Interest Income/(expense) in the Statement of Operations.

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

A reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Numerator - net loss	$(2,125)	$(2,074)	$(6,866)	$(3,887)
Denominator - Basic and Diluted EPS
Weighted average shares outstanding	11,371	8,169	11,362	7,782
Basic and Diluted net loss per share	$(.19)	$(.25)	$(.60)	$(.50)

At September 30, 2006, options and warrants to purchase 1,495,000 shares of common stock were outstanding, but were not included in the calculation of diluted EPS because their inclusion would have been antidilutive. Options and warrants to purchase 1,838,912 shares of common stock were outstanding at September 30, 2005, but were not included in the calculation of diluted EPS because their inclusion would have been antidilutive.

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

For the quarter ended September 30, 2006, the Company recorded compensation expense of $238,000. For the nine month period ended September 30, 2006, the Company recorded $752,000 of compensation expense. Total cash flow remains unchanged from what would have been reported under prior accounting rules.  At December 31, 2005, the Company had unamortized compensation expenses of $397,000. This amount was reclassified to reduce the balance of additional paid-in capital and is now part of our total unearned compensation of $1,874,000 remaining at September 30, 2006. These costs will be charged to expense in future periods through 2009 in accordance with our FAS 123R accounting. Additional options were granted in the three months ended September 30, 2006 and have been valued in accordance with FAS 123R.

Our stock-based compensation plans are described in detail in our Annual Report Form on 10-K for the year ended December 31, 2005.

The Fair value of each stock option is estimated on the date of grant using the Black-Sholes option pricing model. We granted 155,000 stock options during the third quarter and for the nine months ended September 30, 2006.

The fair value of these stock options was determined using the following assumptions:

Expected volatility	60.30%
Treasury rate	5.15%
Expected term	4.00

Our financial results were lower than under our previous method of accounting for stock-based compensation as follows:

	Three months ended	Nine months ended
	September 30, 2006	September 30, 2006
Loss from operations and net loss	$258,000	$633,000
Basic and diluted net loss per share	0.03	0.05

Prior to 2006, the Company accounted for stock-based compensation plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the three months and nine months ended September 30, 2005 (in thousands, except per share amounts):

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005

Net loss, as reported	$(2,074)	$(3,887)

Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	5	212

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax related effects	(132)	(498)

Net loss Pro forma	$(2,201)	$(4,173)

Basic and Diluted net loss per share—As reported	$(.25)	$(.50)

Basic and Diluted net loss per share—Pro forma	$(.27)	$(.54)

Product Warranties

The Company warrants finished goods against defects in material and workmanship under normal use and service for periods of one to three years for illuminators and fiber. A liability for the estimated future costs under product warranties is maintained for products outstanding under warranty (in thousands):

	September 30, 2006	September 30, 2005

Balance at the beginning of the period	$393	$393
Accruals for warranties issued during the period	219	210
Settlements made during the period (in cash or in kind)	(292)	(210)
Balance at the end of the period	$320	$393

2. Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost determined using the first-in, first-out cost method) or market and consist of the following (in thousands):

	September 30, 2006	December 31, 2005

Raw materials	$6,017	$6,431
Inventory Reserve	(564)	(859)
Finished goods	2,427	2,280
	$7,880	$7,852

3. Bank Borrowings

The Company’s bank revolving line of credit is based on an agreement with Silicon Valley Bank, this agreement is dated August 15, 2005. It was subsequently amended and restated at December 31, 2005. It was further amended September 25, 2006 and extended through August 13, 2007. This credit facility is for $5,000,000, bears interest equal to prime plus 1.75% per annum and is secured by accounts receivable. It has a minimum tangible net worth covenant which the Company must meet going forward. The agreement includes an additional $3,000,000 term-loan line of credit for equipment purchases. This agreement calls for repayment of principal in equal amounts over 4 years from the date of purchase of the equipment and has an interest rate of prime plus 0.5% if the quick ratio is greater than 1.5 and prime plus 1.5% if the quick ratio is at or below 1.5. Borrowings under the Silicon Valley Agreement are collateralized by the Company’s assets and intellectual property. Specific borrowings under the revolver are tied to accounts receivable and inventory balances, and the Company is required to comply with certain covenants with respect to effective net worth and financial ratios, which the Company met as of September 30, 2006. The Company had borrowings under the revolving line of credit of $1,000,000 at September 30, 2006 and no borrowings at December 31, 2005. The Company had total borrowings of $2,430,000 under the term-loan portion of the agreement as of September 30, 2006, and $1,092,000 as of December 31, 2005. The Company pays an unused line fee of 0.25% against any unused daily balance during the year.

Through its U.K. subsidiary, the Company maintains a bank overdraft facility of $468,000 (in UK pounds sterling, based on the exchange rate at September 30, 2006) under an agreement with Lloyds Bank Plc. There were no borrowings against this facility as of September 30, 2006 and December 31, 2005, respectively. The facility is renewed annually on January 1.

Through its German subsidiary, the Company maintains a credit facility under an agreement with Sparkasse Neumarkt Bank. This credit facility is in place to finance our building of new offices in Berching, Germany, which is owned and occupied by our German subsidiary. As of September 30, 2006 the Company had borrowings of $375,000 (in Euros, based on the exchange rate at September 30, 2006) and $331,000 (in Euros, based on the exchange rate at December 31, 2005) against this credit facility, all of which comes due in 2008. In addition, our German subsidiary has a revolving line of credit for $254,000 (in Euros, based on the exchange rate at September 30, 2006) with Sparkasse Neumarkt Bank. As of September 30, 2006 there were borrowings against this facility of $222,000 and $47,000 against this facility at December 31, 2005. The revolving facility is renewed annually on January 1.

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

A summary of sales by geographic area is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

U.S. Domestic	$4,487	$4,347	$13,862	$15,081
Germany	614	1,057	2,077	2,469
U.K.	1,569	1,717	3,569	3,751
Other countries	138	517	337	801
	$6,808	$7,638	$19,845	$22,102

Geographic sales are categorized based on the location of the customer to whom the sales are made.

A summary of sales by product line is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Pool and Spa Lighting	$2,847	$3,340	$10,006	$11,471
Commercial Lighting	3,961	4,298	9,839	10,631
	$6,808	$7,638	$19,845	$22,102

A summary of long-lived geographic assets (fixed assets and goodwill) is as follows (in thousands):

	September 30, 2006	December 31, 2005

United States Domestic	$8,304	$5,975
Germany	1614	1,506
Other Countries	149	76
	$10,067	$7,557

6. Recently adopted standards

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

7. Recent Pronouncements

In July, 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” providing guidance on the accounting for and reporting of corrections accounting changes and error corrections. The standard is effective for fiscal years beginning after December 15, 2006. The impact of adopting SFAS 154 is not anticipated to have a material impact on our financial position.

In July, 2006, the FASB issued FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN48”), an interpretation of FASB statement No. 109, “Accounting for Income Taxes”, regarding accounting for income tax uncertainties effective for fiscal years beginning after December 15, 2006. FIN 48 will apply to all tax positions related to income taxes subject to SFAS 109 on Accounting for Income Taxes. The impact of adopting the positions of the interpretation is not anticipated to have a material impact on our overall financial position.

In September 2006, the Securities and Exchange Commission published Staff Accounting Bulletin (“SAB”) No. 108 (Topic 1N), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 requires registrants to quantify misstatements using both the balance sheet and income statement approaches, with adjustment required if either method results in a material error. The provisions of SAB No. 108 are effective for annual financial statements for the fiscal year ending after November 15, 2006. As of September 30, 2006, we are evaluating the effect, if any, SAB No. 108 may have on our financial statements, but management does not currently believe SAB No. 108 will have a material effect upon initial adoption.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. We will adopt this standard January 1, 2008. We do not expect it to have a material impact on our financial position or results of operations.

8. Goodwill

Goodwill represents the excess of acquisition cost over the fair value of tangible and identified intangible net assets of the businesses acquired. The Company has $4,206,000 in goodwill on its balance sheet as of September 30, 2006 and $4,135,000 at December 31, 2005. Goodwill is not amortized, but is subjected to an annual impairment test. When events or changes in circumstances indicate that assets may be impaired, an evaluation is performed comparing the estimated future undiscounted cash flows associated with the asset to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow is required. During the period ending September 30, 2006, no instances or events required any valuation or update.

9. Income Taxes

A full valuation allowance is recorded against the Company’s U.S. deferred tax assets as management cannot conclude, based on available objective evidence, when the gross value of its deferred tax assets will be realized. The Company accrues foreign tax expenses or benefits as these are incurred.

10.	Commitments and Contingencies

On March 6, 2006, Ohms Electric, Inc. filed a complaint against Fiberstars, Inc. with the 30th Judicial Circuit Court in the State of Michigan. The complaint requests unspecified damages as a result of the Company’s product not working properly at Neighborhood Cinema in Lansing, Michigan. Management does not believe the suit will have a material affect on our financial condition and results of operations.

11. Reorganization

In June 2005, the Company announced its plans to close its Fremont office and consolidate most of its operations in Solon, Ohio, where the Company already had a local sales office and a manufacturing facility. The relocation was expected to result in a restructuring charge of approximately $3,500,000 for severance payments, redundancy, and lease and inventory write-offs. The Company recognized a $3,120,000 restructuring charge in the year ended December 31, 2005. During the first three quarters of 2006, the Company charged to Operations $734,000 for costs associated with the reorganization.

12. Related Party Transactions

The Company entered into a consulting agreement with Jeffrey H. Brite, a member of its Board of Directors, effective date of November 1, 2004. As a consultant under this agreement, Mr. Brite is to assist Fiberstars, Inc.’s President and Vice President of Sales in identifying, contacting and making introductions to key building project personnel in a position to facilitate the purchase of Fiberstars, Inc. products. In return, Fiberstars, Inc. compensated Mr. Brite with the award of an option for the acquisition of up to 40,000 shares of its common stock at a per share exercise price of $7.23 and with annual aggregate cash payments of $50,000 to be paid in quarterly installments during each of the years 2005, 2006 and 2007. Payments in the third quarter of 2006 to Brite totaled $15,500 and total $46,500 for the nine months ending September 30, 2006. Payments in the third quarter of 2005 totaled $15,000 and for the nine months ending September 30, 2005 totaled $30,000.

Gensler Architecture, Design & Plannning, P.C., a New York Professional Corporation (“Gensler”) provides contract services to the Company in the areas of fixture design and marketing, targeted at expanding the market for the Company’s EFO™ products. Mr. Jeffrey Brite, an employee of Gensler, is a member of the Company’s Board of Directors. The Company entered into a three year consulting agreement with Gensler, effective December 15, 2004. Gensler has agreed to assist Fiberstars’ marketing group with matters of structure, procedure and practices as they relate to the design, real estate and procurement communities, and to advise Fiberstars on strategies to enhance its visibility and image within the design and construction community as a manufacturer of preferred technology. In return, Fiberstars compensated Gensler with a one-time cash payment in 2005 of $60,750 for services delivered in advance of the completion of the negotiation of the Consulting Agreement, $50,000 annual cash payments to be paid in quarterly installments of $12,500 in arrears for each of the calendar years 2005, 2006 and 2007, and a one-time option award to acquire up to 75,000 shares of Fiberstars’ common stock at a per share exercise price of $6.57. During the third quarter of 2006, the Company paid Gensler $12,500 and $37,500 for the nine months ending September 30, 2006 compared to $12,500 in the third quarter of 2005 and $25,000 for the nine months ending September 30, 2005.

On July 1, 2005, David Ruckert, the Company’s CEO resigned as CEO and served as President and Director through September 30, 2005 after which he served as Director. Mr. Ruckert signed a severance agreement with the Company which was effective July 1, 2005, and which resulted in a payment in 2005 of $332,076 upon his departure as an employee, October 1, 2005. Mr. Ruckert also entered into a consulting agreement with the Company on December 9, 2005. Payments to Mr. Ruckert in the third quarter of 2006 totaled $13,000 and $82,000 for the nine months ended September 30, 2006.

On September 19, 2005, the Company entered into a master services agreement and related ancillary agreements with Advanced Lighting Technologies, Inc. (“ADLT”). These agreements include development agreements governing the provision of research and development services by ADLT to the Company and by the Company to ADLT, which agreements are subject to pre-determined cost limitations and the ability of either party to terminate these agreements for convenience and with proper notice, and under which the Company expects ADLT to develop new lamps for the Company’s energy efficient lighting system known as EFO™, and ADLT expects the Company to adapt the Company’s patented CPC optic technology to certain ADLT products; an equipment purchase and supply agreement governing the Company’s purchase of manufacturing equipment from ADLT and the supply of support and manufacturing services by ADLT related to the purchased equipment; a mutual supply agreement governing the sale and purchase of the Company’s products by ADLT and of ADLT’s products by the Company; and a cross license agreement governing the mutual grant of rights and licenses between the Company and ADLT for specified uses of intellectual property. These agreements became effective upon ADLT’s sale of certain shares of the Company’s Common Stock on November 8, 2005, as described in a registration statement on Form S-3 filed with the Securities and Exchange Commission on September 19, 2005, in which ADLT participated as a selling shareholder and their shares of the company stock were sold. ADLT has no remaining ownership interest in the Company.

Purchases from ADLT, excluding rent, were $165,000 in the third quarter of 2006 and $1,639,000 for the nine months ended September 30, 2006. Purchases in 2006 included $1,325,000 in capital equipment and purchases in the third quarter of 2005 and nine months ending September 30, 2005 were $112,000 and $305,000, respectively. Purchases in the fourth quarter of 2005 included $1,092,000 in capital equipment. Sales to ADLT were $3,000 in the third quarter of 2006 and $114,000 for the nine months ending September 30, 2006, compared to $80,000 and $121,000 for the third quarter and nine months ending of September 30, 2005. Accounts receivable with ADLT were $55,000 at September 30, 2006 and $132,000 at December 31, 2005. These amounts are included in the accounts receivable trade balance on the accompanying consolidated balance sheets. Accounts payable were $16,000 at September 30, 2006 and $33,000 at December 31, 2005, respectively. These amounts are included in the accounts payable trade balance on the accompanying consolidated balance sheets.

Further, as a part of our relocation of our base operations from Fremont, California to Solon, Ohio, we expanded our lease with ADLT to rent a portion of their building in Solon, Ohio. During the second quarter of 2006, the lease was assigned to a non-related third party and extended through 2011. There were no lease payments to ADLT in the third quarter of 2006. Lease payments for the nine months ending September 30, 2006 totaled $138,000. Lease payments were $46,000 in the third quarter of 2005 and $98,000 for the nine months ending September 30, 2005. This site is now the Company’s Corporate Administrative headquarters, Engineering, and Commercial sales and operations hub.

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

RESULTS OF OPERATIONS

Net sales decreased 11% to $6,808,000 for the quarter ended September 30, 2006, as compared to the same quarter a year ago. The decrease was primarily a result of lower pool sales (down 15%) due to the slowdown in housing starts along with lower sales from Europe (down 29%) as a result of a large one-time sale in the third quarter of 2005 which was not duplicated in the third quarter of 2006. These shortfalls were partially offset by higher EFO sales of $1,346,000 in the quarter compared to $454,000 in the third quarter of 2005. Third quarter sales include $850,000 in revenue from the achievement of Navy ship install contract milestones. Net sales for the first nine months of 2006 were $19,845,000 compared to net sales of $22,102,000 for the same period in 2005, a decrease of 10%. The sales decrease in the first nine months is also due to lower traditional fiber optic sales in pool lighting products (down 13%) and Europe (down 15%) partially offset by higher EFO sales, which were $2,547,000 for nine months ending September 30, 2006 compared to $1,220,000 for the nine months ending September 30, 2005. Due to lower sales in the traditional fiber optic lines, pool lighting and traditional commercial, we expect overall sales to be down for fiscal 2006. However, the market for our products is highly dependent upon general economic conditions.

On March 31, 2006, we announced that we had received funding from DARPA for $2,100,000 to develop and install our high efficiency distributed lighting systems as a “commercial” product on three US Navy ships. This project will result in revenue being recognized on a percentage of completion basis as milestones are completed over the next two years. We recognized revenue of $850,000 in the third quarter of 2006 and $1,399,000 for the nine months ending September 30, 2006 for the completion of milestones.

Gross profit was $2,036,000 in the third quarter of fiscal 2006, a 31% decrease compared to the same period in the prior year. The gross profit margin as a percentage of sales decreased from 39% for the third quarter of fiscal 2005 to 30 % for the third quarter of 2006. Gross profit margin declined primarily due to lower gross profit margins on U.S. pool lighting and commercial lighting sales. Gross profit for the first nine months of 2006 was $5,966,000, a decrease of 29% over gross profit margins for the same period in 2005. This represents gross profit margins of 30% for the first nine months of 2006 compared to 38% in 2005. The decline was due to lower margins on U.S. pool lighting and commercial lighting sales. It was partially offset by higher margins in Europe due to increased margins on several projects. We expect gross profit margins for the full 2006 year, to be lower than 2005, assuming general economic conditions remain consistent.

Research and development expenses were $630,000 in the third quarter of fiscal 2006, a decrease of $9,000 compared with the third quarter of fiscal 2005. Gross expenses for research and development decreased by 34% due to lower project costs and due to engineering costs associated with delivering the Navy ship install milestones being included in cost of sales in the third quarter of 2006, whereas there were no such reclassed expenses in 2005. Our research and development expense are reduced by credits received for achieving milestones under a development contract with the Department of Energy, “DOE” that was signed in 2005 for a total of $1,500,000. In addition, further awards were taken for a Small Business Innovative Research award with the Defense Advanced Research Projects Agency, “DARPA” totaling $199,000 signed in October, 2005. Gross research and development expenses were $2,658,000 in the first 9 months of 2006, compared to $3,149,000 for the same period in 2005. The decrease was a result of lower project costs and engineering costs included in cost of sales for the first nine months of 2006 as discussed above for the quarter. The gross research and development spending along with credits from government contracts is shown in the table:

	Three months ended September 30, 2006		Nine months ended September 30, 2006
	(in thousands)		(in thousands)
	2006	2005	2006	2005

Gross expenses for research and development	$827	$1,253	$2,658	$3,149

Deduct: credits from DARPA & DOE contracts	(197)	(614)	(1,137)	(1,633)
Net research and development expense	$630	$639	$1,521	$1,516

We expect research and development expense nearly flat for the full year 2006 compared to 2005 due to reduced DARPA credits offset by lower gross expenses as discussed above.

Sales and marketing expenses decreased by 13% to $2,280,000 in the third quarter of fiscal 2006 as compared to $2,611,000 for the same period in fiscal 2005. The decrease is due to a one time increase in pool sales and marketing expense in the third quarter of 2005 due to expenses associated with the settlement of a lawsuit with Pentair Water Pool and Spa, Inc. There was no such legal expense in 2006. Sales and marketing expense decreased by 3% to $7,132,000 in the first nine months of 2006 as compared to the same period in 2005, for the same reason it decreased for the quarter as described above. We expect sales and marketing expenses to increase slightly for the full year 2006 as we anticipate increasing our sales and marketing efforts for our new products.

General and administrative expenses were $1,303,000 in the third quarter of fiscal 2006, an increase of 70% compared to the third quarter of fiscal 2005. The increase was primarily due to the impact of expense recognized under FAS123R ($238,000), Sarbanes Oxley ($88,000) and increased bad debt expenses ($175,000). We will be required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 by December 31, 2006. Estimates of costs required in order to comply with Section 404 for a company of our size range in the order of $600,000 or higher, independent of additional audit fees of which approximately $350,000 has been recorded through September 30th. These additional expenses will be incurred in the remainder of fiscal year 2006. General and administrative expenses were $3,918,000 for the first nine months of 2006 compared to $2,324,000 for the same period in 2005. The increase is primarily due to option expenses and compliance costs associated with Sarbanes-Oxley. We expect general and administrative expenses to continue to increase in 2006 as compared to 2005 due to anticipated higher administration accounting costs and expenses associated with the impact of the Sarbanes- Oxley Act of 2002 and option expense under FAS123R.

In June 2005, we announced our plans to close our Fremont office and consolidate most of our operations in Solon, Ohio, where we have a local sales office and a manufacturing facility. The relocation resulted in a restructuring charge of approximately $3,100,000 for severance payments, redundancy, and lease and inventory write-offs for the fiscal year 2005. During the first nine months of 2006, we charged to operations $734,000 for costs associated with this restructuring. Additional restructuring costs were necessary in 2006 beyond what was originally estimated in order to further consolidate distribution operations into our Mexican production site. Restructuring is now complete and there will be no further costs charged in 2006. We expect the total restructuring to produce cost savings of between $1,500,000 and $2,000,000 on an annual basis, and we have begun to see the impact of this savings in Q3 of 2006. These savings will be reflected largely in reduced cost of sales with a lesser amount in operating expenses. These savings are being offset by expense increases as a result of building capacity and increasing expenses for development, sales and marketing of new products, primarily EFO, and also new pool lighting products.

We recorded a net loss of $2,125,000 in the third quarter of fiscal 2006 as compared to a net loss of $2,074,000 in the third quarter of fiscal 2005. The net loss for the nine months ending September 30, 2006 and 2005 was $6,866,000 and $3,887,000, respectively. The net loss in 2006 was due primarily to soft sales, reduced margin from changes in product mix, and higher operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents

At September 30, 2006, our cash and cash equivalents were $3,319,000 as compared to $5,554,000 at December 31, 2005, a net cash decrease of $2,235,000 during the first nine months of 2006. This compares to a net cash increase of $757,000 for the same period in 2005, and an ending cash balance of $4,366,000 as of September 30, 2005. We also had $14,597,000 in short-term securities at September 30, 2006 as compared to $18,024,000 in short-term securities at December 31, 2005, a decrease of $3,427,000.

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

Cash provided by (used in) Investing Activities

Investing activities provided cash of $205,000 during the first nine months of 2006, compared to a use of cash of $532,000 for the same period of 2005. During both periods, cash was used for the acquisition of fixed assets. Fixed asset purchases from ADLT were $1,325,000 in the first nine months of 2006. The increase was due to additional fixed assets required in order to move forward with the EFO product line and future R & D efforts. The sale of short-term securities in 2006 provided cash to fund fixed asset purchases and operations.

Cash Provided by Financing Activities

Financing activities contributed $3,177,000 to cash during the first nine months of 2006. This net contribution was due primarily from long and short term borrowings of $2,875,000 and the exercise of warrants and employee stock options for $565,000. For the same period in 2005, financing activities, from the exercise of warrants and employee stock options, were $1,530,000.

The Company has a $5,000,000 Loan and Security Agreement (Accounts Receivable and Inventory) with Silicon Valley Bank. This agreement is dated August 15, 2005. It was subsequently amended and restated at December 31, 2005. It was further amended September 25, 2006 and extended through August 13, 2007. The interest rate equals prime plus 1.75% per annum computed daily. Borrowings under this Loan and Security Agreement were collateralized by its assets and intellectual property. Specific borrowings were tied to accounts receivable and inventory balances, and the Company is required to comply with certain covenants with respect to effective net worth. The Company had $1,000,000 of borrowings against this facility as of June 30, 2006 and no borrowings at December 31, 2005. The Company had total borrowings of $2,430,000 under the term-loan agreement as of September 30, 2006 and $1,092,000 as of December 31, 2005. The Company was in conformity with the bank covenants of the Silicon Valley Bank agreement as of September 30, 2006.

Through our U.K. subsidiary, we maintain a $468,000 (in UK pounds sterling based on the exchange rate at September 30, 2006) bank overdraft agreement with Lloyds Bank Plc through its UK subsidiary. There were no borrowings against this facility as of September 30, 2006 and December 31, 2005. The facility is renewed annually on January 1 and bears an interest rate of 7%.

Through our German subsidiary, we maintain a credit facility under an agreement with Sparkasse Neumarkt Bank. This credit facility is in place to finance, and is secured by, our offices owned and occupied by our German subsidiary. As of September 30, 2006 we had total borrowings of $375,000 (in Euros, based on the exchange rate at June 30, 2006) against this credit facility. As of December 31, 2005, we had $331,000 (in Euros, based on the exchange rate at December 31, 2005) borrowed against this facility. Additionally, we have a revolving line of credit of $254,000 (in Euros, based on the exchange rate at September 30, 2006) with Sparkasse Neumarkt Bank. As of September 30, 2006 there were borrowings against this facility of $222,000 (in Euros, based on the exchange rate at September 30, 2006), and there were $47,000 of borrowings against this facility as of December 31, 2005 (in Euros, based on the exchange rate at December 31, 2005). The facility is renewed annually on January 1 and bears an interest rate of 8.75%.

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

CRITICAL ACCOUNTING POLICIES

The preparation of our financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies and the reported amounts of revenue and expenses in the financial statements. Material differences may result in the amount and timing of revenue and expenses if different judgments or different estimates were utilized. Critical accounting policies, judgments and estimates which we believe have the most significant impact on our financial statements include allowances for doubtful accounts, returns, warranties, valuation of inventories, and stock based compensation. For the detailed discussion of the application of policies critical to our business operations, see our Annual Report Form on 10-K for the year ended December 31, 2005.

RECENTLY ADOPTED STANDARDS

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

RECENT PRONOUNCEMENTS

In July, 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” providing guidance on the accounting for and reporting of corrections accounting changes and error corrections. The standard is effective for fiscal years beginning after December 15, 2006. The impact of adopting SFAS 154 is not anticipated to have a material impact on our financial position.

In July, 2006, the FASB issued FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN48”), an interpretation of FASB statement No. 109, “Accounting for Income Taxes”, regarding accounting for income tax uncertainties effective for fiscal years beginning after December 15, 2006. FIN 48 will apply to all tax positions related to income taxes subject to SFAS 109 on Accounting for Income Taxes. The impact of adopting the positions of the interpretation is not anticipated to have a material impact on our overall financial position.

In September 2006, the Securities and Exchange Commission published Staff Accounting Bulletin (“SAB”) No. 108 (Topic 1N), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 requires registrants to quantify misstatements using both the balance sheet and income statement approaches, with adjustment required if either method results in a material error. The provisions of SAB No. 108 are effective for annual financial statements for the fiscal year ending after November 15, 2006. As of September 30, 2006, we are evaluating the effect, if any, SAB No. 108 may have on our financial statements, but management does not currently believe SAB No. 108 will have a material effect upon initial adoption.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. We will adopt this standard January 1, 2008. We do not expect it to have a material impact on our financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2006, we had $606,000 in cash held in foreign currencies based on the exchange rates at September 30, 2006. The balances for cash held overseas in foreign currencies are subject to exchange rate risk. We have a policy of maintaining cash balances in local currencies unless an amount of cash is occasionally transferred in order to repay inter-company debts.

As of September 30, 2006 we had borrowings of $222,000 (in Euros, based on the exchange rate at September 30, 2006) against a credit facility secured by real property owned by our German subsidiary. As of December 31, 2005, we had $47,000 (in Euros, based on the exchange rate at December 31, 2005) borrowed against this credit facility.

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

Item 1A. Risk Factors

There are no significant changes in risk factors from our Annual Report Form 10-K for the year ended December 31, 2005.

Item 6. Exhibits

Exhibit Number	Description of Documents

10.1	Amendment No. 1 To Amended And Restated Loan And Security Agreement between Fiberstars, Inc and Silicon Valley Bank dated September 25, 2006
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1**	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2003 (18 U.S.C. §1350).
32.2**	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2003 (18 U.S.C. §1350).

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
FIBERSTARS, INC.

Date: November 14, 2006	By:	/s/ John M. Davenport
John M. Davenport
Chief Executive Officer

	By:	/s/ Robert A. Connors
Robert A. Connors
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description of Documents

10.1	Amendment No. 1 To Amended And Restated Loan And Security Agreement between Fiberstars, Inc and Silicon Valley Bank dated September 25, 2006
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1**	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2003 (18 U.S.C. §1350).
32.2**	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2003 (18 U.S.C. §1350).

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