Form 10-K
period 2006-12-31
FIBERSTARS INC /CA/
filed 2007-03-16
CIK 924168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended DECEMBER 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-24230

FIBERSTARS, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3021850
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Large accelerated filer ☐            Accelerated filer ☒            Non-accelerated filer. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $84,971,000 as of June 30, 2006 (based upon the last trading price of the Common Stock of registrant on the Nasdaq National Market as of that date). Shares of common stock held as of June 30, 2006 by each director and executive officer of the registrant, as well as shares held by each holder of more than 10% of the common stock known to the registrant, have been excluded for purposes of the foregoing calculation. This calculation does not reflect a determination that any person is an affiliate of the registrant for any other purpose.

As of March 1, 2007, there were 11,404,856 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors and Section 16 (a) Beneficial Ownership Reporting Compliance), 11, 12 (as to Beneficial Ownership), 13 and 14 of Part III of this Report on Form 10-K incorporates information by reference from registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for registrant’s 2007 Annual Meeting of Shareholders to be held June 14, 2007.

FORWARD-LOOKING STATEMENTS

When used in this Report, the words “expects,” “anticipates,” “estimates,” “plans,” “intends” and similar expressions are intended to identify forward-looking statements. These statements include, but are not limited to, statements as to our competitive position, future operating results, net sales growth, expected operating expenses and capital expenditures, gross product margin improvement, sources of revenues, anticipated credits from government contracts, product development and enhancements, liquidity and cash reserves, our reliance upon a limited number of customers, our accounting policies, the effect of recent accounting announcements, the development and marketing of new products, relationships with customers and distributors, relationships with, dependence upon and the ability to obtain components from suppliers, as well as our remarks concerning our ability to compete in the fiber optic lighting market, the evolution and future size of the fiber optic lighting market, seasonal fluctuations, plans for and expected benefits of outsourcing and offshore manufacturing, trends in the price and performance of fiber optic lighting products, the benefits and performance of our lighting products, the adequacy of our current facilities, our strategy with regard to protecting our proprietary technology, our ability to retain qualified employees; and the risks set forth below under Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Fiberstars®, BritePak®, OptiCore™, Lightly Expressed®, Jazz Light™, FX Light™, FX Spa Light™, EFO ICE™, EnergyFocus™, and Fiberstars EFO® are our registered trademarks. We also refer to trademarks of other corporations and organizations in this document.

All references to “Fiberstars,” “we,” “us,” “our” or “the Company” means Fiberstars, Inc. and its subsidiaries, except where it is made clear that the term means only the parent company.

PART I

Item 1. Business

Overview

Fiberstars designs, develops, manufactures and markets fiber optic lighting systems for wide-ranging uses in both the general commercial and the pool and spa lighting markets. Our EFO lighting system, first introduced in 2004, offers greater energy savings, heat dissipation, and maintenance cost benefits over conventional lighting for multiple applications. Accordingly, we believe our EFO lighting system will become a leading technology in accent lighting and numerous niche lighting markets.

We currently operate in two principal markets, Commercial Lighting and Pool and Spa Lighting, with several product lines:

●	Commercial Lighting. Within this market we sell both EFO lighting systems and traditional fiber optic lighting systems used in commercial applications.

●
Energy Efficient Accent Lighting. We market our EFO lighting systems primarily as an energy efficient alternative to MR-16 halogen lamps used for accent lighting in retail and commercial building settings. We also target niche lighting markets such as general illumination on naval ships, adjustable spot lights used on loading docks and display and freezer case lighting.

●
 Specialty Decorative and Special Effects Lighting. We market our traditional small diameter fiber optic systems in specialty and special effects lighting applications including case lighting, decorative and neon alternative applications and signage.

●	LED Lighting Systems. We market a line of LED lighting products for the decorative and general lighting markets.

●
 Pool and Spa Lighting. We market both our traditional fiber optic lighting products, developed prior to the introduction of EFO fiber optic systems, and other energy efficient non-fiber optic systems for underwater lighting applications. Our underwater lighting systems are installed in pools and spas built by pool builders throughout the United States and Canada. We also market pool EFO LED feature lighting systems and a line of pool control systems.

Our fiber optic lighting systems combine three components—an illuminator, fiber and fixtures—that are used in configurations designed for specific applications. The electrically powered illuminator encases the lamp and serves to generate and efficiently focus light to the fiber. Currently our illuminators use HID or halogen lamps. In 2006 we adapted the technology to work with LEDs, introducing a line of EFO water feature product and a berth light for US Navy ships. Our proprietary large diameter fiber cables used in our EFO fiber optic systems connect to the illuminator and are designed to emit light either at the end of the fiber as a point of light, or along the length of the fiber, similar in effect to neon lighting. We currently market our EFO fiber optic systems with two, six or eight fiber cables connected to the illuminator.

Our EFO fiber optic lighting system consists of a central source of illumination connected to multiple end-points via fiber cables. The electrically powered illuminator lamp encases our patented collectors that have our proprietary nanotechnology coating layers enabling the efficient capture of over 90% of the light from the lamp. Our large diameter fiber cables, manufactured through a proprietary continuous extrusion process, connect to the illuminator and efficiently deliver 95% of the light from the illuminator to the fiber while virtually eliminating infrared and ultraviolet light that negatively affect perishable goods and works of art. Our proprietary couplers attach the end-points of our fiber cables to the fixtures, enhancing compatibility with new fixtures. The efficiency benefits provided by these components coupled with our proprietary fiber optic extrusion manufacturing process distinguish our EFO fiber optic systems from other fiber optic lighting systems and traditional lighting technologies for numerous lighting applications. As a result of these developments, we believe we are the first to market energy efficient fiber optic lighting systems for specific applications such as accent lighting used in retail and commercial settings.

The increasingly stringent regulatory environment, high energy prices, retail and commercial demand for accent lighting and recent innovations in our fiber optic technology for lighting systems position our products to address a meaningful segment of the general lighting market.

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

Solid State Lighting.   Invented in 1962, LEDs are only now beginning to show promise as a light source. For example, LEDs are increasingly replacing incandescent lamps in traffic signals and as brake and high mount stop lights for new cars. As the technology develops further, some industry professionals predict that performance characteristics of LEDs will equal or potentially exceed those of fluorescent lamps. Current LEDs have the following general characteristics:

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

The Fiberstars Solution

Our EFO fiber optic system offers energy efficiency, lower life cycle costs and addresses the limitations of traditional lighting systems in specific applications. Building upon significant recent breakthroughs in fiber optic lighting technology, the first commercial deployment of our EFO system to a major customer was in the first quarter of 2004. Our patented EFO technology addresses the limitations of current fiber optic lighting technology and meets government regulations for energy efficiency through a series of technological advances over the last 18 months, including:

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

We believe the intensity and efficiency of our EFO system improves upon the lighting advantages of traditional fiber optic lighting by enhancing customers’ lighting capabilities. EFO’s accent lighting capabilities allow a retailer to focus the attention of shoppers to the areas and products that they want to highlight. Physically separating the heat source from the fixture provides a non-heat radiating lighting solution that lowers cooling costs associated with lighting and reduces food spoilage and melting. The benefits of our EFO system have attracted new customers and have led to test application of our product at select locations.

Key Features of Our EFO FiberOptic System

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

EFO Fiber Optic System

Our EFO fiber optic system is a new technology capable of replacing halogen and compact fluorescent lamps in retail and commercial lighting settings while using only a fraction of the energy. This lighting system effectively distributes energy efficient light in a user-friendly manner. The EFO system is based upon a lighting system made up of several components: a highly efficient light source, proprietary CPC optics, proprietary FiberJacks coupling technology and our large core fiber.

The primary light source for our EFO system is a unique metal halide HID lamp specifically developed in cooperation with, and is produced on our equipment exclusively for us by, Advanced Lighting Technologies, Inc. and its subsidiaries (“ADLT”) to maximize efficiency, output and life span. This source produces light with an efficiency of up to 90 lumens per watt, five times the efficiency of the light source used in MR-16 halogen lamps. We believe our metal halide HID lamp is the most energy efficient source of high quality light currently available and more closely matches the daylight color spectrum than any other lamp available for fiber optic applications. Furthermore, our standard metal halide HID lamp has a current life span of up to 14,000 hours, which is up to five times the typical life of MR-16 halogen lamps. We also use alternative light sources such as LEDs in certain applications, and in the future we anticipate utilizing these light sources in more of our products as they become more energy efficient.

We surround our light source with a CPC and employ additional coupling optics. We hold ten United States patents and one corresponding patent in Australia, and two pending patent applications in the United States and 9 pending corresponding foreign patent applications, for the CPC and those coupling optics. These collectors capture more than 90% of the light generated by our light source. Traditional imaging collectors are only about one half as efficient at delivering light to their outputs. Our collectors have multiple coating layers each smaller than 100 nanometers, which acting together form a reflective surface. These nanotechnology coatings were designed to act in conjunction with the other components in our EFO system. The coatings are applied using a unique low-pressure chemical vapor deposition process. Together with the patented shape of our collector, this non-imaging optical system delivers 93% reflectivity in the visible region. Furthermore, this optical system does not reflect infrared and ultraviolet radiation, minimizing the amount of infrared and ultraviolet light that leaves the collector.

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

Application Specific Fixtures

Our EFO system can be adapted to any number of lighting applications, including those currently using traditional lighting systems. The primary concerns to commercial end-users include quality of light, such as color, luminosity and directional lighting, and compliance with energy regulation. Our EFO system allows these customers greater flexibility in meeting their lighting needs within these regulatory constraints while maintaining the desired effect. The key variable in each of these applications is the fixture. We have developed FiberJacks compatible application-specific fixtures that allow the EFO system to be used, for example, in supermarkets, commercial retail space, freezer cases, in-case lighting, casinos and commercial accent lighting where traditional lighting technology was not, or is no longer, capable of meeting the customer’s needs. In addition, our EFO system can provide greater energy efficiency than traditional lighting systems with the advantages of directional lighting and focusable beams that traditional lighting systems typically sacrifice to comply with energy regulation. Many of our output fixtures include optics that allow consistent repetitive beam adjustment in both angle and beam spread. In addition, most of our fixtures are clean, simple and small in appearance, and include a wide range of trim and finishes.

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

Other Products

In our European operations we have developed a line of LED products for the decorative and accent lighting market. We plan to introduce these into the retail and specification markets in the U.S. in 2007. We also sell in Europe a small line of incandescent light sources. These products are sold into the decorative lighting market.

Addressable Markets and Applications

The following table identifies our current addressable markets and potential applications that have deployed or beta tested our products:

Market for EFO	Potential Applications
Supermarkets	Accent lighting for specialty product display sections such as seafood, meat, wine, freezer cases, and any other specialty accent lighting
Specialty Retail	Down lighting and accent lighting applied to display items such as clothing racks and display windows
Ships	Replacement of fluorescent bulbs for general illumination and specialty lighting applications
Commercial Buildings	Accent and down lighting used in entry ways, conference rooms, foyers, and art displays
Dock Lighting	Replacement of existing hazardous and breakable dock lights used on loading docks
Restaurants	Down lighting and accent lighting
Hospitals	Down lighting for lobby, waiting room, gift shop and floral cases
Signs	Direct view end-point stranded fiber
Museum Lighting	Used for high quality white light without damaging infrared or ultraviolet radiation
Pools	High efficiency water feature and other specialty pool applications

Market for Specialty Decorative and Special Effect	Potential Applications
Retail Case Lighting	Used in glass display cases for a low-heat emission and high quality bright white light
Museum Lighting	Used for high quality white light without damaging infrared or ultraviolet radiation
Decorative	Kiosk accent lighting, wall wash accent, color light for added attention, direct view side-emitting stripes, cove lighting, star fields, glass edge lighting
Neon Replacement	Stripes of light going around the façade, Interior decorative lighting
Signage	Back light and halo letters, side emitting outline or enhancing graphics. Direct view end point with special effects color changing or animation
Furniture	Encased in furniture such as cabinets
Casinos	Special effect single color or white light only, accent down lighting on game tables, conference rooms, same as commercial buildings.
Hotels	Hall way lighting, hotel spas, saunas, workout rooms, conference rooms, display cases
Pool and Spa	Safe and efficient lighting solution that enables users to change color options in pools and spas.

Sales, Marketing and Distribution

Our products are sold through a combination of a direct sales force paid on base plus commission, independent sales representatives and distributors into geographic markets throughout the world. We also are building an internal sales force for the sale of our EFO systems. We have been successful in hiring experienced salespeople from industry leading firms such as General Electric in order to facilitate our sales efforts. As of December 31, 2006, we had 50 sales and sales support people throughout the United States and Europe. We believe the presence of salespeople with experience at industry-leading firms provides additional credibility to our marketing of our products, particularly our EFO systems, into markets historically dominated by a few large companies. In order to maximize our sales opportunities, we have developed different sales and marketing strategies to address various target markets of our products.

Commercial Lighting

EFO Sales and Marketing

Our strategy is to sell our EFO system to several large accounts. We then plan to leverage these successes into additional installations with these and new customers. We identify key accounts through marketing efforts combining advertising, articles in trade publication and presentations at industry conferences and trade shows. The salespeople first facilitate the testing of the EFO system with a customer and then work with the customer for initial and follow-on sales. The typical test sequence is as follows: demonstrations to key executives within the store chain; small tests of prototype installations in one store department; larger tests in multiple departments; and finally, sales to store locations within chain regions. For example, a grocery store installation can include a variety of departments including seafood, deli, bakery, meat, wine and produce. These departments often display their higher margin products around the store’s perimeter. In many cases the store chain derives most of its profit from these sections of the store and is willing to spend more on highlighting their merchandise. Early multi-store sales have come from national supermarket chains and other retailers. We have installed products in over 60 stores at several grocery store chains. Our sales successes have come as a result of our ability to demonstrate a reduction in energy costs, help the chain meet energy regulations and provide attractive lighting of the chain’s merchandise.

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

We also sell our EFO systems through lighting representatives who target specific lighting projects in local markets. These representatives will specify EFO systems as the lighting for projects where EFO’s efficiency and lighting intensity are important. The sales representative firms are used in the United States, Canada, Europe and other international markets. We have more than 62 independent lighting representative organizations throughout the United States for our commercial lighting products, including EFO and traditional lighting products. These organizations are paid on a commission basis. Approximately 13 of these representatives account for a large majority of our commercial lighting product sales. We sell our products in Europe through two subsidiaries, Crescent Lighting Ltd. in the United Kingdom and Lichtberatung Mann (LBM) in Germany. These two companies manage our sales operations in Europe, Russia and the Middle East, which, as in the United States, include sales through sub-distributors and sales representatives. In other international markets we sell through regional lighting representatives.

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

Government Sales

U.S. Navy

In March 2006 we entered into an agreement with U.S. Defense Department’s Defense Advanced Research Projects Administration or DARPA, to install our lighting systems on several U.S. Navy ships as part of a sea test. The test is designed to determine if these products can be used in future Navy installations. The test installations are scheduled to be completed in the first half of 2007, with the sea tests running for approximately 9 months thereafter. A total of $1,979,000 in revenue was recognized under this program in 2006. There was no such revenue recognized in prior years.

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

SCP Pool Corporation, or SCP, the largest pool distributor in the United States and our largest pool customer, accounted for approximately 10%, 11% and 11% of our net sales in 2004, 2005 and 2006, respectively. We expect to maintain our business relationship with SCP; however, a cessation or substantial decrease in the volume of purchases by this customer could reduce availability of our products to end users and have a material adverse effect on our net sales and results of operations. At December 31, 2006, SCP accounted for 6% of accounts receivable and at December 31, 2005, they accounted for 8% of accounts receivable.

Sales of our swimming pool products follow a seasonal pattern. This typically results in higher sales in the second and fourth quarters as pool distributors stock shelves for the spring and summer seasons. First quarter pool sales tend to be the lowest for a given year. Consistent with industry practice, we provide extended terms to distributors for shipments in the fourth quarter of a given year whereby they receive products in November and December for which they pay in equal installments from March through June of the following year. We sell the majority of our swimming pool lighting systems within the United States, Canada and Australia. Our pool lighting sales in Europe were not material in 2004, 2005 and 2006.

Backlog

We typically ship standard products within a few days after receipt of an order and custom products within 30 to 60 days of order receipt. Generally, there is not a significant backlog of orders, except at year-end. Our backlog at the end of 2006 was $1,143,000 compared to $1,144,000 at the end of 2005. We anticipate that all of our backlog as of December 31, 2006 will be filled in 2007.

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

We expect that our ability to compete effectively with conventional lighting technologies, other fiber optic lighting products and new lighting technologies that may emerge will depend substantially upon achieving greater performance and reducing the cost of our EFO systems. Principal competitors in the EFO market include large lamp manufacturers and lighting fixture companies whose financial resources substantially exceed ours. These conventional lighting companies may introduce new or improved products that may reduce or eliminate some of the competitive advantages of our products. We anticipate the primary competition to our EFO systems will come from new technologies which offer increased energy efficiency, lower maintenance costs and/or lower heat radiation. In certain applications we compete with LED systems produced by large lighting companies, such as Phillips and General Electric.

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

In 2004, we initiated a program to manufacture more of our products offshore, primarily in India and Mexico. As this process continues, we expect that more high volume products will be sourced offshore where labor and component cost savings may be achieved. Under a Production Share Agreement initiated in 2003 and renewed in August 2006, we conduct contract assembly in Mexico through North American Production Sharing Inc. and Industrias Unidas de BC, SA de CV, or North American. Under this agreement North American provides administrative and manufacturing services, including labor services and the use of manufacturing facilities in Mexico for the manufacture and assembly of certain of our fiber optic systems and related equipment and components. Also in 2004, we began obtaining assembled products from ECDS, located in Cochain, India. These products are received on a purchase order basis, primarily by ocean shipment and in some cases by air freight.

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

ADLT and Fiberstars have had a strategic relationship since 1997 when ADLT acquired a substantial equity interest in Fiberstars, which was sold in 2004. Over the years ADLT and Fiberstars have maintained a collaborative relationship based on ADLT’s position as a leading supplier of metal halide light sources and Fiberstars need for “state of the art” light source technology. As a result, we rely on ADLT for our metal halide lamps, reflectors and power supplies. To further this relationship, in September 2005 and April 2006 we entered into several new agreements with ADLT regarding mutual development collaboration for the continued improvement in our lamp technology and for support of our coating technologies. These agreements also provide for the purchase of certain coating equipment, the provision to us of certain other services, the continued supply to us of products manufactured by ADLT, and a cross-license of certain intellectual property.

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

Research and Development

We believe that growth in fiber optic lighting will be driven by improvements in technology to provide increased light output at lower costs. Accordingly, we commit much of our research and development resources to those challenges. We have a research and development team located in Ohio primarily focused on developing or improving new and current EFO systems. In addition, we currently have engineers based in California and in India focused on further developing our pool and spa products.

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

•     In February 2003 DARPA, through the Army Aviation and Missile Command, or AMCOM, awarded to us and our partners a research and development contract for the development of next-generation light sources, optics, luminaire and integrated illuminated technologies for its high efficiency distributed lighting, or HEDLight, project. This contract provided for total payments of up to $7.8 million, including payments for subcontractors, over three years based on the achievement of milestones in the development of fiber optic illuminators and fixtures for installation on ships and aircraft. We received total gross funding of $7.8 million under this contract through December 31, 2005.

•      In April 2003, we announced, together with APL Engineered Materials, a subsidiary of ADLT, the award of a $2.7 million research and development contract from DARPA for the development of a new arc discharge light source, a project to be led by APL Engineered Materials. Of this amount, we received from ADLT in 2006, $300,000 based on our achievement of certain milestones related to our contribution to this project. We anticipate that this new light source will exceed the performance of our existing EFO light source in efficiency, brightness and color rendering.

•      In June 2004, we announced an additional $1.0 million in funding from DARPA, dependent on the achievement of certain milestones, to develop an LED version of the HEDLight system. We achieved these milestones and earned the full $1.0 million by the end of 2005.

•      Also in June 2004, we announced two Small Business Innovative Research, or SBIR, awards from the Department of Energy. One is to work on an instant-on version of EFO, and the other is to develop a fast cure for the fiber production process, which would lower cost and improve throughput on the fiber production line. These awards were for an initial $100,000 for the first feasibility phase, and in September 2005 we received approval for an additional funding of $750,000 over two years for each project for the completion phase.

•      In addition, in October 2005, further SBIR awards from the Department of Defense under DARPA totaling $200,000 were obtained to further explore improvements to lamp coatings and design and to further research materials and processing techniques for the Company’s Continuously Extruded Large Core Fiber processing method. In December 2006 we received approval for an additional funding of $750,000 over two years for each project for the completion phase.

•      Net of payments to subcontractors, we received from DARPA and DoE aggregate cash payments of $2.5 million, in 2006, $2.3 million in 2005 and $2.5 million in 2004 for R&D work.

On September 19, 2005, we entered into agreements with ADLT regarding development assistance to be provided to us by ADLT and by us to ADLT. Under these agreements, ADLT will provide us with consulting, research and development services, including the development of lamps to be used in our current and future EFO systems for projects. So far, this assistance has only been required in the first quarter of 2006. In addition to our agreement with ADLT, we further augmented our internal research and development efforts by collaborating with other component suppliers, independent consultants and third parties. We depend substantially on these parties to undertake research and development efforts necessary to achieve improvements that would not otherwise be possible given the multiple and diverse technologies that must be integrated into our products and our limited engineering, personnel and financial resources. These third parties have no material contractual commitments to participate in these efforts, and there can be no assurance that they will continue to do so.

Research and development expense for the years ended December 31, 2006, 2005 and 2004 were $2.3 million, $2.2 million and $1.2 million, respectively, net of credits for research and development from the government.

In March 2006 we entered into a DARPA agreement with the Navy in which we will supply our lighting on three Navy ships for a sea test. Milestone deliveries under this agreement have been booked as revenue as the milestones have been delivered. In 2006 we recognized $1,979,000 in revenue for deliveries made. Following successful completion of the sea test currently anticipated in late 2007 or early 2008, the Navy would have the ability to purchase more products from us.

Intellectual Property

We believe that the success of our business depends primarily on our technical innovations, marketing abilities and responsiveness to customer requirements, rather than on patents, trade secrets, trademarks, copyrights and other intellectual property rights. Nevertheless, we have a policy of seeking to protect our intellectual property through patents, license agreements, trademark registrations, confidential disclosure agreements and trade secrets. As of March 6, 2007, our intellectual property portfolio consisted of 49 issued United States and foreign patents, various pending United States  patent applications and various pending Patent Cooperation Treaty, or PCT, patent applications filed with the World Intellectual Property Organization that serve as the basis of national patent filings in countries of interest. A total of 43 applications are pending. Our issued patents expire at various times between August 2008 and April 2023. Generally, the term of patent protection is 20 years from the earliest effective filing date of the patent application. There can be no assurance, however, that our issued patents are valid or that any patents applied for will be issued. There can be no assurance that our competitors or customers will not copy aspects of our fiber optic lighting systems or obtain information that we regard as proprietary. There also can be no assurance that others will not independently develop products similar to ours. The laws of some foreign countries in which we sell or may sell our products do not protect proprietary rights to products to the same extent as do the laws of the United States.

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

Employees

As of December 31, 2006, we had 125 full time employees, of whom 50 were involved in sales, marketing and customer service, 19 in research and product development, 40 in assembly and quality assurance, and 16 in finance and administration. From time to time, we employ part-time personnel in various capacities, primarily assembly and clerical support. In addition, we have 35 contract employees in Mexico. We have never experienced a work stoppage. No employees are subject to any collective bargaining agreement, and we believe our employee relations to be good.

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

Our color spectrum lamp is untested by the retail market and may not be accepted without technological changes, if at all.

Our EFO system offers a new full spectrum lamp for use in retail stores. If our new full color spectrum lamp is not as effective as we anticipate or does not meet the specific needs of this target customer base, we may need to expend additional resources to make technological changes to the spectrum. If our new full color spectrum is not accepted or if we are unable to make the changes necessary for customer acceptance, this could negatively impact sales of our EFO system.

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

Our large core fiber manufacturing is centralized in a single facility, which may affect our ability to sufficiently meet product demand in a cost effective or timely manner.

We manufacture our large core fiber through a unique proprietary process and currently have one machine that manufactures this fiber, located at the facility we lease in Solon, Ohio. This large core fiber is used in a majority of our EFO systems. As a result, we are subject to manufacturing delays due to facility shutdown, power loss or labor difficulties. If our facility were to experience temporary shutdown, or be unable to function at predicted capacity, we may be unable to meet our demand in a cost efficient manner, if at all. Furthermore, our ability to modify our production output for custom orders is limited by our having one machine at a single facility. In addition, our alternative method is not cost effective. In 2005 and 2006 we entered into agreements with ADLT to purchase two coating machines and the supply of certain coatings which will be operated and maintained by a third party. If this machine is not operated or maintained properly we may experience delays in our manufacturing process.

Two Fiberstars coating machines are operated by a third party. If the third party does not operate and/or maintain the machines properly, we may experience manufacturing delays.

In 2005 and 2006 we entered into agreements with ADLT to purchase two coating machines and the supply of certain coatings which will be operated and maintained by a third party. If this machine is not operated or maintained properly we may experience delays in our manufacturing process.

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

Mitsubishi is the sole supplier of our small diameter stranded fiber, which is used extensively in our fiber pool and spa lighting products, and to a lesser extent, in our EFO systems. We also rely on a third party to operate and maintain Fiberstars arctube machines to produce EFO lamps. The loss of Mitsubishi as a supplier or ADLT as a third party operator could result in delays in the shipment of products, additional expense associated with redesigning products, impaired margins, reduced production volumes, strained customer relations and loss of business or could otherwise harm our results of operations.

We depend on ADLT for a number of components used in our products as well as future development of new components and also rely on ADLT to operate and maintain our coating machine and provide certain related services.

ADLT supplies us with certain components used in our products. While ADLT has been financially viable, there can be no assurances that this will continue. In addition, ADLT can terminate for convenience its obligations to supply us with components and related services for the coating machine purchased from them upon nine months notice to us. As a result, we have identified alternative suppliers for these components, but there could be an interruption of supply and increased costs if a transition to a new supplier were required. We could lose current or prospective customers as a result of supply interruptions. Increased costs and delays would negatively impact our gross margins and results of operations.

We have experienced negative cash flow from operations and may continue to do so in the future. We may need to raise additional capital in the future, but our ability to do so may be limited.

While we have historically been able to fund cash needs from operations, bank lines of credit or from capital markets transactions, due to competitive, economic or other factors there can be no assurance that we will continue to be able to do so. If our capital resources are insufficient to satisfy our liquidity requirements and overall business objectives we may seek to sell additional equity securities or obtain debt financing. Adverse business conditions due to a weak economic environment or a weak market for our products have led to and may lead to continued negative cash flow from operations, which may require us to raise additional financing, including equity financing. Any equity financing may be dilutive to shareholders, and debt financing, if available, will increase expenses and may involve restrictive covenants. We may be required to raise additional capital at times and in amounts which are uncertain, especially under the current capital market conditions. Under these circumstances, if we are unable to acquire additional capital or are required to raise it on terms that are less satisfactory than desired, it may harm our financial condition, which could require us to curtail our operations significantly, sell significant assets, seek arrangements with strategic partners or other parties that may require us to relinquish significant rights to products, technologies or markets, or explore other strategic alternatives including a merger or sale of our company.

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

Competition is increasing in the commercial decorative and accent lighting and pool lighting markets, as well as in the energy efficient lighting markets. A number of companies offer directly competitive products, including color halogen lighting for swimming pools and incandescent and fluorescent lighting for commercial decorative and accent lighting. For example, General Electric recently announced it has developed a more energy-efficient incandescent lamp. We also compete with LED products in water lighting and in neon and other lighted signs. In addition, many of our competitors in the pool and spa market bundle their lighting products with other pool and spa related products, which many customers find to be an attractive alternative. Our competitors include large and well-established companies such as General Electric, Sylvania, Philips, Schott, 3M, Bridgestone, Pentair, Mitsubishi and OSRAM/Siemens.

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

We currently hold 49 patents in the United States, and three corresponding patents in Japan and one corresponding patent in Australia. We also have 43 patents pending in the United States. There can be no assurance, however, that our issued patents are valid or that any patents applied for will be issued. We have a policy of seeking to protect our key intellectual property through, among other things, the prosecution of patents with respect to certain of our technologies. There are many issued patents and pending patent applications in the field of fiber optic technology, and some of our competitors hold and have applied for patents related to fiber optic and non-fiber optic lighting. We have in the past received communications from third parties asserting rights in our patents or that our technology infringes intellectual property rights held by such third parties. For example, in 2005 we were involved in patent litigation with Pentair with respect to our FX Pool Light product, which was subsequently settled. Litigation to determine the validity of any third-party claims or claims by us against such third party, whether or not determined in our favor, could result in significant expense and divert the efforts of our technical and management personnel, regardless of the outcome of such litigation. In addition, we do not know whether our competitors will in the future apply for and obtain patents that will prevent, limit or interfere with our ability to make, use, sell or import our products. Although we may seek to resolve any potential future claims or actions, we may not be able to do so on reasonable terms, or at all. If, following a successful third-party action for infringement, we cannot obtain a license or redesign our products, we may have to stop manufacturing and marketing our products and our business would suffer as a result.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting and have our independent registered public accounting firm annually attest to our evaluation, as well as issue their own opinion on our internal control over financial reporting, which is required by us for the first time in connection with this Annual Report on Form 10-K. We have prepared for compliance with Section 404 by strengthening, assessing and testing our system of internal controls to provide the basis for our report. However, the continuous process of strengthening our internal controls and complying with Section 404 is expensive and time consuming, and requires significant management attention. We cannot be certain that these measures will ensure that we will maintain adequate control over our financial processes and reporting. If we or our independent registered public accounting firm discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, future non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension or delisting of our common stock from The NASDAQ National Market and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price. Estimates of our annual costs, independent of additional audit fees, required to comply with Section 404 after 2006 on an on-going basis are $300,000 or higher. While we expect these costs to increase our operating expenses significantly, we cannot predict or estimate the amount of future additional costs we may incur or the timing of such costs.

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

Historically, approximately 54% of our EFO research and development efforts have been supported directly by government funding. In 2006, approximately 35% of our EFO research and development funding came from government sources and is contracted for short periods, usually one to two years. If government funding were to continue to be reduced or eliminated, there is no guarantee we would be able to continue to fund our research and development efforts in EFO technology and products at their current levels, if at all. If we are unable to support our EFO research and development efforts, there is no guarantee we would be able to develop enhancements to our current products or develop new products.

Changes to financial accounting standards may affect our results of operations and cause us to change our business practices.

We prepare our financial statements to conform with generally accepted accounting principles, or GAAP, in the United States. These accounting principles are subject to interpretation by the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, accounting policies affecting many aspects of our business, including rules relating to employee stock option grants, have recently been revised or are under review. The Financial Accounting Standards Board and other agencies have finalized changes to GAAP required us, starting in our first quarter of 2006, to record a charge to earnings for employee stock option grants and other equity incentives. We may have significant and ongoing accounting charges resulting from option grant and other equity incentive expensing that could reduce our overall net income. In addition, because we historically have used equity-related compensation as a component of our total employee compensation program, the accounting change could make the use of equity-related compensation less attractive to us and therefore make it more difficult to attract and retain employees.

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

We expect to introduce new products each year in the pool and spa lighting market and the commercial lighting market. We depend on various components and raw materials for use in the manufacturing of our products from sole and foreign suppliers. We may not be able to successfully manage price fluctuations due to market demand or shortages. Significant increases in the costs or sustained interruptions in our receipt of adequate amounts, of necessary components and raw materials could harm our margins, result in manufacturing halts, harm our reputation and relationship with our customers and negatively impact our results of operations. In addition, we could have difficulties manufacturing these new products as a result of our inexperience with them or the costs could be higher than expected and delivery of these products may cause us to incur additional unexpected research and development expenses. Furthermore, in order to competitively price our products and achieve broader market acceptance, we may need to redesign our manufacturing process to produce our products in higher volume and at a reduced cost. Furthermore, any delays in the introduction of these new products could result in lost sales, loss of customer confidence and loss of market share. Also, it is difficult to predict whether the market will accept these new products. If any of these new products fails to meet expectations, our operating results will be adversely affected.

We rely on the largest pool distributor in the United States for a significant portion of our pool and spa lighting products sales.

We sell a significant portion of our pool and spa lighting products through SCP. SCP accounted for approximately 10%, 11% and 11% of our net sales in 2004, 2005 and 2006, respectively. If SCP ceases to purchase or substantially decreases its volume of purchases, this could significantly reduce the availability of our products to end users, which could negatively impact our net sales and operating results. Furthermore, because SCP is the largest distributor in the United States, we may not be able to increase sales to our other distributors sufficiently to offset the loss resulting from SCP’s reduction or cessation in sales.

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

Our business is currently dependent on a limited number of significant customers, and we anticipate that we will continue to rely on a limited number of customers. For example, in 2006, SCP, our largest pool and spa customer, accounted for approximately 11% of our net sales. We expect these customers to continue to represent a significant portion of our net sales in the future. The loss of any of these significant customers would harm our net sales and operating results. Customer purchase deferrals, cancellations, reduced order volumes or non-renewals from any particular customer could cause our quarterly operating results to fluctuate or decline and harm our business. In addition, volume discounts granted to significant customers from time to time could lead to reduced profit margins, and negatively impact our operating results.

Our components and products could have defects or design or compatibility issues, any of which could be costly to correct and could result in the rejection of our products and damage to our reputation, as well as lost sales, diverted development resources and increased warranty reserves and manufacturing costs.

In the past, we have experienced design defects and product failure. For example, in our EFO systems, we experienced defects related to the power supply in the illuminator. In our pool and spa products, we experienced defects with our circuit sequencing color wheel. We cannot guarantee that we will not experience defects or compatibility issues in components or products in the future. Errors or defects in our products may arise in the future, and, if significant or perceived to be significant, could result in rejection of our products, product returns or recalls, damage to our reputation, lost revenue, diverted development resources and increased customer service and support costs and warranty claims. Errors or defects in our products could also result in product liability claims. We estimate warranty and other returns and accrue reserves for such costs at the time of sale. Any estimates, reserves or accruals may be insufficient to cover sharp increases in product returns, and such returns may harm our operating results. In addition, customers may require design changes in our products in order to suit their needs. Losses, delays or damage to our reputation due to design or defect issues would likely harm our business, financial condition and results of operations.

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

We have significant international activities and customers, and plan to continue these efforts, which subject us to additional business risks, including logistical complexity, political instability and the general economic conditions in those markets. Sales outside the United States accounted for approximately 33% of our net sales in 2004, 33% of our net sales in 2005 and 29% of our net sales in 2006. Because the market for our products tends to be highly dependent upon general economic conditions, a decline in general economic conditions would likely harm our operating results.

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

Item 2. Property

Our principal executive offices and commercial lighting manufacturing and assembly facilities are located in a 79,000 square foot facility in Solon, Ohio, under a lease agreement expiring in 2011. 10,000 square feet of this space is subleased to another tenant through June 2008. We have other local sales offices in the United States in Pleasanton, California and New York and in Europe sales and operations offices in the United Kingdom in Thatcham, under lease. We also own a local office in Berching, Germany. We also have a contract manufacturing facility near Tijuana, Mexico. We believe that our current facilities are adequate to support our current and anticipated near-term operations and that we can obtain additional space we may need in the future at commercially reasonable terms.

Item 3. Legal Proceedings

On March 6, 2006, Ohms Electric, Inc. filed a complaint against Fiberstars, Inc. with the 30th Judicial Circuit Court in the State of Michigan. The complaint requests unspecified damages as a result of the Company’s product not working properly at Neighborhood Cinema in Lansing, Michigan. The suit was resolved in December 2006.

We may also from time to time become involved in legal proceedings in the ordinary course of business.

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2006.

Executive Officers of the Registrant

Our executive officers and their ages as of December 31, 2006, are as follows:

Name	Age	Position
John Davenport	61	Chief Executive Officer and Director
Roger Buelow	34	Vice President, Engineering and Chief Technology Officer
Robert A. Connors	58	Vice President, Finance and Chief Financial Officer
Ted des Enfants.	35	Vice President and General Manager, Fiberstars EFO
Barry R. Greenwald	60	President and General Manager, Pool Division
Eric Hilliard	39	Chief Operational Officer

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

Mr. Hilliard joined the Company in November 2006 as Chief Operational Officer. He is an operations and management professional with more that 12 years of experience in manufacturing operations. Prior to joining the Company, Mr. Hilliard was a Business Manager of Saint Gobain, flight structures business from 2002 to 2006. Additionally he served 7 years with the Goodrich Aerospace Company in operations as well as internationally with HJ Heinz Company.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the Nasdaq National Market under the symbol FBST. The following table sets forth the high and low sales prices for our common stock, from its consolidated transaction reporting system.

	High	Low
First quarter 2005	10.12	7.28
Second quarter 2005	12.50	8.28
Third quarter 2005	15.50	9.75
Fourth quarter 2005	10.80	8.00
First quarter 2006	9.33	7.61
Second quarter 2006	9.09	6.91
Third quarter 2006	8.85	6.75
Fourth quarter 2006	7.95	5.42

There were approximately 300 holders of record of our common stock as of March 14, 2007, and we estimate that at that date there were approximately 800 additional beneficial owners.

We have not declared or paid any cash dividends and do not anticipate paying cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2006:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,293,000		$7.00	245,000	(1)(2)
Equity compensation plans not approved by security holders	8,000		$4.50	—
Total	1,301,000	(3)	$6.98	245,000

______________
(1)     Includes the number of shares reserved for issuance under our 2004 Stock Incentive Plan.

(2)     Includes 55,000 shares available for sale pursuant to our 1994 Employee Stock Purchase Plan. Shares of common stock will be purchased at a price equal to 85% of the fair market value per share of common stock on either the first day preceding the offering period or the last date of the offering period, whichever is less.

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

SELECTED CONSOLIDATED FINANCIAL DATA

(IN THOUSANDS, EXCEPT PER SHARE DATA)

YEARSENDEDDECEMBER31,	2006	2005	2004	2003	2002
OPERATING SUMMARY
Net sales	$27,036	$28,337	$29,731	$27,238	$30,960
Gross profit	7,785	10,626	11,511	10,341	11,474
As a percent of net sales	28.8%	37.5%	38.7%	38.0%	37.1%
Research and development expenses	2,341	2,190	1,188	1,279	2,290
As a percent of net sales	8.7%	7.7%	4.0%	4.7%	7.4%
Sales and marketing expenses	9,774	9,595	8,595	7,188	7,907
As a percent of net sales	36.2%	33.9%	28.9%	26.4%	25.5%
General and administrative expenses	4,956	3,135	2,459	2,435	2,709
As a percent of net sales	18.3%	11.1%	8.3%	8.9%	8.8%
Restructure expense	734	3,120	—	—	—
As a percent of net sales	2.7%	11.0%	—%	—%	—%
Loss before tax	(9,537)	(7,314)	(762)	(594)	(1,441)
As a percent of net sales	(35.3)%	(25.8)%	(2.6)%	(2.2)%	(4.7)%
Net loss	(9,650)	(7,423)	(704)	(608)	(3,519)
As a percent of net sales	(35.7)%	(26.2)%	(2.4)%	(2.2)%	(11.4)%
Net loss per share
Basic	$(0.85)	$(0.90)	$(0.10)	$(0.10)	$(0.70)
Diluted	$(0.85)	$(0.90)	$(0.10)	$(0.10)	$(0.70)
Shares used in per share calculation:
Basic	11,385	8,223	7,269	5,993	5,028
Diluted	11,385	8,223	7,269	5,993	5,028
FINANCIAL POSITION SUMMARY
Total assets	$40,592	$46,209	$27,018	$24,119	$20,101
Cash, cash equivalents and short-term investments	15,968	23,578	3,609	4,254	231
Working capital	22,410	31,530	14,541	12,449	7,417
Credit line borrowings	1,124	47	----	-----	-----
Current portion of long-term borrowings	778	342	38	30	593
Long-term borrowings	1,862	1,089	484	521	449
Shareholders’ equity	30,880	38,184	21,202	18,950	14,240
Common shares outstanding	11,394	11,270	7,351	6,317	4,667

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

Net Sales

In 2006, 2005 and 2004, products generated net sales of $27.0 million, $28.3 million, and $29.7 million. Of these net sales, in 2006, 2005 and 2004, sales of our EFO systems generated net sales of $4.0 million, $1.5 million and $0.6 million, respectively, and sales of our traditional commercial lighting systems generated net sales of $9.6 million, $12.0 million and $12.2 million, respectively. In addition, in 2006, 2005 and 2004, we generated net sales of $13.4 million, $14.8 million and $16.9 million from sales of our pool and spa lighting products.

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

We sell the majority of our commercial lighting systems and pool lighting products in the United States, Canada and Australia. Sales in the United States accounted for approximately 69% of our net sales in 2006, 67% in 2005 and 67% in 2004.

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

General and Administrative

General and administrative expense consists primarily of salaries, bonuses, insurance, bank charges, benefits and related costs for finance and administrative personnel and for outside service expenses, including legal, accounting and investor relations. In 2006, general and administrative expenses included costs of compliance with Section 404 of the Sarbanes Oxley Act of 2002 relating to evaluation of, and reporting of, internal financial controls. These expenses were approximately $0.5 million for 2006 in external consulting.

Restructuring

In June 2005 we announced a restructuring which called for moving our headquarters and base of operations from Fremont, California to Solon, Ohio. We indicated at that time that the cost of the restructure would be approximately $3,500,000 and would result in approximately $2,000,000 in savings.  A liability of $1,220,000 was accrued at December 31, 2005.  In 2006, we paid $1,954,000 and expensed an additional $734,000.  There is no accrued liability for restructuring at December 31, 2006.

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

•  Valuation of inventories; and

•  Accounting for income taxes.

•     Stock-Based Compensation

Revenue Recognition

The Company recognizes revenue when all of the following occur: (1) we have received a purchase order from the customer or completed of a sales agreement with the customer; (2) shipment of the product has occurred or services have been provided; and (3) the sales price is fixed or determinable and collectibility is reasonably assured. Revenue from product sales is generally recognized upon shipment, and allowances are provided for estimated returns, discounts and warranties. Such allowances are adjusted periodically to reflect actual and anticipated returns, discounts and warranty expenses. Revenue from product sales that include an installation or other service obligation on the part of the Company are recognized upon the shipment of the product and completion of the Company’s installation or service obligation. Revenue on sales that include services such as design, integration and installation is generally recognized using the percentage-of-completion method. Under the percentage-of-completion method, revenue recognized reflects the portion of the anticipated contract revenue that has been earned, equal to the ratio of labor costs expended to date to anticipated final labor costs, based on current estimates of labor costs to complete the project. Our products are generally subject to warranties, and we provide for the estimated future costs of repair, replacement or customer accommodation in costs of sales. Fees for research and development services are determined on a cost-plus basis and are recognized as revenue when ownership of the completed work-product passes to the customer.

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

Allowances for Doubtful Accounts, Returns and Discounts

We establish allowances for doubtful accounts, returns and discounts for specifically identified doubtful accounts, returns and discounts based on credit profiles of our customers, current economic trends, contractual terms and conditions and historical payment, return and discount experience. For each year ended December 31, the allowance for doubtful accounts, returns and discounts was $0.9 million for 2006, $1.4 million for 2005 and $1.2 million for 2004. The amount charged to allowances for doubtful accounts and discounts was $0.8 million in 2006, $1.2 in 2005 and $0.9 million in 2004. The amount charged to expenses for doubtful accounts was $151,000 in 2006, $76,000 in 2005 and $47,000 in 2004. In the event that actual returns, discounts and bad debts differ from these estimates or we adjust these estimates in future periods, our operating results and financial position could be materially affected.

Valuation of Inventories

We state inventories at the lower of standard cost (which approximates actual cost determined using the first-in-first-out method) or market. We establish provisions for excess and obsolete inventories after evaluation of historical sales, current economic trends, forecasted sales, product lifecycles and current inventory levels. During 2006, 2005 and 2004 we charged $868,000, $196,000 and $116,000 to cost of sales for excess and obsolete inventories. Adjustments to our estimates, such as forecasted sales and expected product lifecycles, could harm our operating results and financial position.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income tax liability in each of the jurisdictions in which we do business. This process involves estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items, such as deferred revenues, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess the likelihood that these deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not more likely than not or is unknown, we must establish a valuation allowance.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. At December 31, 2006, we have recorded a full valuation allowance against our deferred tax assets in the United States and Germany, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward. The valuation allowance is based on our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable.

Stock-Based Compensation

We measure all employee stock-based awards as an expense based on the grant-date fair value of these awards. Effective January 1, 2006, we began to recognize expense for all stock-based awards granted on or after that date and for all previous unvested awards using the modified prospective method. The fair value of options is estimated using the Black-Scholes option pricing model. Weighted average assumption used in the model include the expected life of the options, volatility, and risk-free interest rates.

Results of Operations

Net Sales

Our net sales decreased 5% to $27,036,000 in 2006 compared to $28,337,000 in 2005 and $29,731,000 in 2004. The 2006 decrease was a result of lower sales of pool products of 9% or $1,390,000 and traditional lighting products of 20% or $2,386,000 which was partially offset by increased sales of EFO products of 162% or $2,473,000. This decrease in pool lighting sales was primarily due to a $2,868,000 decrease in sales from our in-ground and Jazz lighting products partially offset by sales of $1,478,000 of new control and LED products. The decrease in traditional commercial lighting sales was due to lower sales in the U.S. and Germany. We expect net sales to increase in 2007 due to an anticipated increase in demand for Fiberstars EFO systems in commercial lighting markets and partially offset by an expected continued decline in demand of our traditional fiber optic products and pool products. The market for our products is highly dependent upon general economic conditions.

Our net sales decreased 5% to $28,337,000 in 2005 compared to $29,731,000 in 2004. The 2005 decrease was a result of lower sales of pool products of 13% or $2,134,000 which was partially offset by increased sales of commercial lighting products of 5% or $698,000. This decrease in pool lighting sales was primarily due to a $2,414,000 decrease in sales from our spa lighting products. The increase in commercial lighting sales was due to $945,000 in increased sales of EFO products partially offset by a decline in traditional fiber optic sales from our core legacy commercial lighting products of $247,000.

International sales accounted for approximately 31% of net sales in 2006 as compared to 33% of net sales in 2005 and 2004.

Gross Profit

We had gross profit of $7,785,000 in 2006, a decrease of 27% compared to $10,626,000 in 2005. Gross profit as a percent of sales decreased to 29% in 2006 compared to 38% in 2005. This decrease was primarily due to lower gross profit margins from commercial lighting sales (16 percentage points) combined with a smaller decrease in pool lighting margins (2 percentage points). Commercial lighting gross profit margins declined due to increased sales from EFO products which are selling at a lower margin than traditional fiber optic products. We expect gross profit margins to improve due to improved gross profit margins on EFO sales in 2007. Gross profit margins are also dependent upon general economic conditions.

Gross profit of $10,626,000 in 2005 decreased 8% compared to $11,511,000 in 2004. Gross profit as a percent of sales decreased to 38% in 2005 compared to 39% in 2004. This decrease was primarily due to lower gross profit margins from commercial lighting sales (5 percentage points) combined with a smaller decrease in pool lighting margins (2 percentage points). Commercial lighting gross profit margins declined due to increased sales from EFO products which are selling at a lower margin than traditional fiber optic products.

Operating Expenses

Research and development expenses were $2,341,000, a 7% increase from research and development expenses of $2,190,000 in 2005. Although we increased spending in research and development expense on personnel and project costs related to government contract work and on improvements for existing products, this spending continued to be offset by expense credits for funds received in 2006 under certain Department of Energy, or DOE, contracts and under Defense Advanced Research Projects Agency, or DARPA, research and development contracts awarded in February and April of 2004, and SBIR awards. The gross research and development spending along with credits from government contracts is shown in the following table:

	Year ended December 31,
	2006	2005	2004
	(in thousands)
Gross expenses for research and development	$3,556	$4,485	$3,670
Deduct: credits from DARPA & DOE contracts	(1,215)	(2,295)	(2,482)
Net research and development expense	$2,341	$2,190	$1,188

Funds received from DOE and DARPA for milestones achieved during the fiscal year are recorded as a credit to research and development expense. Net of payments to subcontractors, this amounted to $1,215,000 in 2006 compared to $2,295,000 in 2005. This decrease in DOE and DARPA credits was a result of lower DARPA credits in the year as a result the completion of the AMCOM contract and associated credits in 2005. These lower credits were partially offset by an increase in credits from DOE. Gross expenses for research and development decreased by $929,000, due to the re-allocation of some R&D staff to building milestone deliverables under the Navy ship install contract and their associated costs being included in cost of sales in 2006 whereas there were no such re-classed expenses in 2005. Research and development expenses were 8.7% of sales in 2006 compared to 7.7% of sales in 2005. We expect research and development expenses to remain approximately flat in 2007 due to a comparable level of anticipated DARPA and DOE credits as those incurred in 2006.

Research and development expenses were $2,190,000 in 2005, an 84% increase from research and development expenses of $1,188,000 in 2004. Although we increased spending in research and development expense on personnel and project costs related to government contract work and on improvements for existing products, this spending was offset by the increase in expense credits for funds received in 2004 under certain DOE contracts and under DARPA research and development contracts awarded in February and April of 2003. Funds received from DOE and DARPA for milestones achieved during the fiscal year are recorded as a credit to research and development expense. Net of payments to subcontractors, this amounted to $2,482,000 in 2004. Research and development expenses were 8.0% of sales in 2005 compared to 4.0% of sales in 2004.

Sales and marketing expenses were $9,774,000 in 2006, a 2% increase compared to the $9,595,000 in sales and marketing expenses for 2005. This increase was due in part to an increase of $734,000 in EFO sales and marketing offset by lower commissions ($443,000) and lower Pool sales and marketing ($120,000) in 2006.  Sales and marketing expenses were 36% of sales in 2006 and 34% of sales in 2005. The Company expects sales and marketing expenses to increase in absolute dollars in 2007 compared to 2006.

Sales and marketing expenses were $9,595,000 in 2005, a 12% increase compared to the $8,595,000 in sales and marketing expenses for 2004. This increase was due in part to an increase of $730,000 in 2005 largely from higher pool and spa sales and marketing as a result of settling the Pentair lawsuit and additional selling costs with SCP. The balance of the increase is due to higher spending on EFO sales and marketing in the United States and Europe. Sales and marketing expenses were 34% of sales in 2004 and 29% of sales in 2004.

General and administrative expenses were $4,956,000 in 2006, a $1,821,000 increase as compared to $3,135,000 in 2005. General and administrative expenses were 18% of sales in 2006 and 11% of sales in 2005 and 8% of sales in 2004. The increase was primarily due to higher costs associated with complying with the Sarbanes Oxley Act of 2002, option expenses associated with implementing FAS 123r, accounting fees, investor relations costs and legal fees. We became an accelerated filer with the SEC due to our market capitalization as of June 30, 2006. As a result we were required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 beginning with our fiscal year ending December 31, 2006. Our outside costs to comply with Section 404 were approximately $500,000, independent of additional audit fees. The Company expects general and administrative expenses to decrease in 2007 due to lower Section 404 costs.

General and administrative expenses were $3,135,000 in 2005, a $676,000 increase as compared to $2,459,000 in 2004. General and administrative expenses were 11% of sales in 2005 and 8% of sales in 2004.

In June 2005 we announced a restructuring which called for moving our headquarters and base of operations from Fremont, California to Solon, Ohio. We indicated at that time that the cost of the restructure would be approximately $3,500,000 and would result in approximately $2,000,000 in savings. In 2005 we spent approximately $3,100,000 on restructuring expenses. Additional restructuring costs were necessary in 2006 beyond what was originally estimated in order to further consolidate distribution operations into our Mexican production site. In 2006 we spent approximately $700,000 on restructuring expenses. Restructuring was nearly complete as of year end 2006 and we continue to expect to realize between $1,500,000 and $2,000,000 in cost savings on an annual basis. These savings are being offset by expense increases as a result of building capacity and increasing expenses for development, sales and marketing of new products, primarily EFO, and also new lighting products.

Other Income and Expenses

We had interest income of $760,000 and interest expense of $277,000 in 2006. Interest income consists of interest earned on deposits and marketable securities in 2006, most of which was earned after receiving funds from the follow-on stock offering closed in November 2005. Interest expense is for bank interest on equipment loans and on a building loan in Germany for our corporate offices there. Our interest expense, was $39,000 in 2005 as compared to $17,000 in 2004.

We have certain long-term leases. Payments due under these leases are disclosed below in Item 7 and in the Consolidated Financial Statements and related Notes included elsewhere in this Report.

Income Taxes

We have a full valuation allowance against our deferred tax assets in the United States and Germany. There was no operating statement tax expense or benefit for our German operations in 2006 as any expected benefit was offset by an increase in our valuation allowance. We had a tax expense of $75,000 in the U.S. resulting from a tax liability associated with the tax treatment for goodwill. In addition we had a $38,000 tax expense shown for 2006 is a result of tax expense for our United Kingdom operations which experienced a profit in 2006.

Net Income (Loss)

Due to the decrease in sales in 2006 combined with a decrease in gross profit as a result of the lower sales and gross profit margins, the amount of loss before income taxes was $9,537,000, an increase from the loss before taxes of $7,314,000 in 2005. After including taxes from international operations and the United States tax expense relating to goodwill, the loss was $9,650,000, an increase in the loss over the $7,423,000 loss in 2005. This compares to a 2004 loss of $704,000.

Liquidity and Capital Resources

Cash and Cash Equivalents

At December 31, 2006, our cash and cash equivalents were $3,705,000 as compared to $5,554,000 at December 31, 2005. We had $1,862,000 in long-term borrowings and $1,902,000 in short-term borrowings as of December 31, 2006 and $1,089,000 in long-term borrowings and $389,000 in short-term borrowings as of December 31, 2005. We also had $12,263,000 in short-term securities at December 31, 2006 and $18,024,000 in short-term securities at December 31, 2005.

Operating Activities

Net cash used by operating activities primarily consists of net loss adjusted by non-cash items, including depreciation, amortization, stock-based compensation, and the effect of changes in working capital. Cash decreased during 2006 by a net loss of $9,650,000 compared to net losses of $7,423,000 and $704,000 for 2005 and 2004, respectively. After adjustments for depreciation and amortization and non-cash stock-based compensation charge, net cash used by operating activities was $7,335,000 in 2006 as compared to net cash used by operating activities of $5,933,000 for 2005.

There were several changes in working capital in 2006. Cash decreased by $2,457,000 due to a reduction in accruals largely due to paying off restructuring expenses accrued in 2005 and increased by $1,510,000 and $558,000 due to increases in accounts payables and a reduction in prepaids, respectively.

After adjustments for all non-cash items, including cash used for working capital, net cash used in operating activities was $7,184,000 in 2006 compared to $3,472,000 used in operating activities in 2005 and $2,469,000 used in operating activities in 2004.

Cash Provided by Investing Activities

There was a net contribution of cash of $2,058,000 in investing activities largely from the sales of short-term investments $5,761,000 partially offset by the acquisition of fixed assets $3,703,000. This compares to a net utilization of cash of $19,921,000 in investing activities in 2005 primarily due to the investments made in short-term securities and the acquisition of fixed assets. This compares to $724,000 spent on fixed asset acquisitions in 2004.

Cash Provided by Financing Activities

There was a net contribution to cash from financing activities of $2,908,000 in 2006 compared to net contributions of $25,749,000 and $2,511,000 in 2005 and 2004, respectively. This net contribution was primarily due to our receipt of $2,686,000 in proceeds from bank borrowings net of repayments of $491,000, of which $1,609,000 of the proceeds was used was to finance the purchase of manufacturing equipment.

As a result of the cash used in operating activities and the cash provided by financing and investing activities, there was a net decrease in cash in 2006 of $1,849,000 that resulted in an ending cash balance of $3,705,000. This compares to a net increase in cash of $1,945,000 in 2005 resulting in an ending cash balance of $5,554,000 for 2005.

We have a bank line of credit agreement with Silicon Valley Bank effective August 15, 2005. It was further amended September 25, 2006 and extended through August 15, 2007. This credit facility is for $5,000,000 and is secured by our assets and intellectual property. At December 31, 2006 the interest rate was 8.75%. The interest rate was 7.75% at December 31, 2005. The rate is the same for both the term-loan and line of credit in both years. It has a minimum tangible net worth covenant which we must meet going forward. On December 31, 2005 this agreement was amended and restated to include an additional $3,000,000 term-loan line of credit for equipment purchases. This agreement calls for repayment of principle in equal amounts over 4 years from the date of purchase of the equipment and has an interest rate of prime plus 0.5% if the quick ratio is greater than 1.5, and prime plus 1.5% if the quick ratio is at or below 1.5. Borrowings under the Silicon Valley Agreement are collateralized by our assets and intellectual property. Specific borrowings under the revolver are tied to accounts receivable and inventory balances, and we are required to comply with certain covenants with respect to effective net worth and financial ratios, which we met as of December 31, 2006. The Company had borrowings of $1.0 million under the revolving line of credit at December 31, 2006, and no borrowings at December 31, 2005. We had total borrowings of $2,261,000 under the term-loan portion of the agreement as of December 31, 2006, and had $1,092,000 in borrowings under this portion as of December 31, 2005. We pay an unused line fee of 0.25% against any unused daily balance during the year.

Through our U.K. subsidiary, we maintain a bank overdraft facility of $490,000 (in UK pounds sterling, based on the exchange rate at December 31, 2006) under an agreement with Lloyds Bank Plc. There were no borrowings against this facility as of December 31, 2006 and 2005, respectively. The facility is renewed annually on January 1.  The interest rate was 7.25% at December 31, 2006 and 6.75% at December 31, 2005.

Through our German subsidiary, we maintain a credit facility under an agreement with Sparkasse Neumarkt Bank. This credit facility is in place to finance our building of new offices in Berching, Germany which is owned and occupied by our German subsidiary. As of December 31, 2006, we had borrowings of $379,000 (in Euros, based on the exchange rate at December 31, 2006) against this credit facility, all of which comes due between 2007 and 2008. At December 31, 2005, the Company had borrowings of $331,000 (in Euros based on the exchange rate at December 31, 2005). The interest rate was 5.35% at December 31, 2006 and 2005. In addition, our German subsidiary has a revolving line of credit for $198,000 (in Euros, based on the exchange rate at December 31, 2006) with Sparkasse Neumarkt Bank. As of December 31, 2006, there were borrowings of $124,000 against this facility and borrowings of $47,000 against this facility at December 31, 2005. The revolving facility is renewed annually on January 1. Interest rates on this line of credit were 9.75% at December 31, 2006 and 8.75% at December 31, 2005.

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

We believe that our existing cash balances, funds received from the financing described above and funds available to us through our bank lines of credit together with funds that we anticipate generating from our operations, will be sufficient to finance our currently anticipated working capital requirements and capital expenditure requirements for at least the next 12 to 18 months. However, a sudden increase in product demand requiring a significant increase in manufacturing capability, or unforeseen adverse competitive, economic or other factors may impact our cash position, and thereby affect operations. From time to time we may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that such funding, if needed, will be available on terms acceptable to us, or at all. Furthermore, any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may require that we relinquish rights to certain of our technologies or products. Failure to generate sufficient revenues or to raise capital when needed could have an adverse impact on our business, operating results and financial condition, as well as our ability to achieve intended business objectives.

Contractual Obligations

The following summarizes our contractual obligations as of December 31, 2006, consisting of current and future payments for borrowings by our German subsidiary, borrowings under an equipment term loan in the United States and minimum lease payments under operating leases and the effect these obligations are expected to have on our liquidity and cash flow in future periods.

	Borrowings By German Subsidiary	Borrowings Under Equipment Term Loan	Non- Cancelable Operating Leases

2007	$47	$731	$980
2008	332	676	788
2009		676	772
2010	—	178	730
Thereafter	—	—	222
	$379	$2,261	$3,492

The Company also has $1,000,000 for credit line borrowings in the United States and $124,000 for Germany recorded as a current liability at December 31, 2006.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2006 or 2005.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004) or SFAS 123R, “Share-Based Payments.” SFAS 123R requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees. The Company has applied SFAS 123R using the modified prospective method. Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The Company could have elected to adopt SFAS 123R by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in the pro forma disclosures that had been required by SFAS 123. SFAS 123R was first effective for the Company for its year ending December 31, 2006. In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff’s views regarding valuation of share based payment arrangements. The application of SFAS 123R with SAB 107 had the effect of increasing stock-based compensation expense and reducing earnings by $1,118,000 in 2006 or 10 cents per share. The fair value of compensation expense has been calculated using the Black-Scholes pricing model. The amount of total unearned compensation at December 31, 2006  is $1,959,000. The remaining weighted average life is approximately 2 years.

In July, 2006, the FASB issued FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN48”), an interpretation of FASB statement No. 109, “Accounting for Income Taxes”, regarding accounting for income tax uncertainties effective for fiscal years beginning after December 15, 2006. FIN 48 will apply to all tax positions related to income taxes subject to SFAS 109 on Accounting for Income Taxes. The adoption of the provisions of FIN 48 did not have a material impact on our financial position.

In September 2006, the Securities and Exchange Commission published Staff Accounting Bulletin (“SAB”) No. 108 (Topic 1N), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 requires registrants to quantify misstatements using both the balance sheet and income statement approaches, with adjustment required if either method results in a material error. The provisions of SAB No. 108 are effective for annual financial statements for the fiscal year ending after November 15, 2006. We have incorporated SAB No. 108 in our financial statements as included in this Annual Report on Form 10-K, and it has had no material effect upon initial adoption.

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

Item 7A. Qualitative and Quantitative Disclosures About Market Risk

At December 31, 2006, we had $1,045,000 in cash held in foreign currencies based on the exchange rates at December 31, 2006. It is our practice to maintain cash balances in local currencies subject to periodic conversions prior to transfer to repay inter-company debts.

Through our German subsidiary, we maintain a credit facility under an agreement with Sparkasse Neumarkt Bank. At December 31, 2006, we had total borrowings of $379,000 against this facility which comes due between 2007 and 2008 and is secured by real property owned by our German subsidiary. In addition, our German subsidiary has a revolving line of credit for $198,000 (in Euros, based on the exchange rate at December 31, 2006) with Sparkasse Neumarkt Bank. There were $124,000 and $47,000 in borrowings against this facility at December 31, 2006 and 2005, respectively. If funds from the credit facility are used to repay inter-company debts there is an exchange rate conversion risk.

Item 8. Consolidated Financial Statements and Supplementary Data.

Our consolidated financial statements and related notes required by this item are listed and set forth in this report at Item 15 beginning at page F-1. The accompanying notes are an integral part of our consolidated financial statements.

Supplementary Financial Information

The following table sets forth our selected unaudited financial information for the eight quarters in the period ended December 31, 2006. This information has been prepared on the same basis as the audited financial statements and, in the opinion of management, contains all adjustments necessary for a fair presentation thereof.

QUARTERLY FINANCIAL DATA
(IN THOUSANDS, EXCEPT PER SHARE DATA)

2006 QUARTERS ENDED	DEC. 31	SEP. 30	JUN. 30	MAR. 31
Net sales	$7,191	6,808	$7,709	5,327
Gross profit	1,819	2,036	2,328	1,602
As a percent of net sales	25.3%	29.9%	30.2%	30.0%
Net income (loss)	(2 ,784)	(2,125)	(2,299)	(2,441)
As a percent of net sales	(38.7)%	(31.2)%	(29.8)%	(45.8)%
Net income (loss) per share:
Basic	$(0.24)	(0.19)	(0.20)	(0.22)
Diluted	$(0.24)	(0.19)	(0.20)	(0.22)

2005 QUARTERS ENDED	DEC. 31	SEP. 30	JUN. 30	MAR. 31
Net sales	$6,234	$7,638	$7,645	$6,820
Gross profit	2,203	2,958	2,922	2,543
As a percent of net sales	35.3%	38.7%	38.2%	37.3%
Net income (loss)	(3,535)	(2,074)	(763)	(1,051)
As a percent of net sales	(56.7)%	(27.2)%	(10.0)%	(15.4)%
Net income (loss) per share:
Basic	$(0.37)	$(0.25)	$(0.10)	$(0.14)
Diluted	$(0.37)	$(0.25)	$(0.10)	$(0.14)

 Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet, and management believes that they meet, reasonable assurance standards, subject to the deficiencies and weaknesses identified and discussed under the sub-heading “Changes in Internal Controls” below. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer have concluded that, subject to the limitations noted above our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

Management’s Report on Internal Controls Over Financial Reporting

The management of Fiberstars, Inc., is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based upon criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (COSO framework).

An effective internal control system, no matter how well designed, has inherent limitations, including the possibility of human error and circumvention or overriding of controls and therefore can provide only reasonable assurance with respect to reliable financial reporting. Furthermore, effectiveness of an internal control system in future periods can not be guaranteed because the design of any system of internal controls is based in part upon assumptions about the likelihood of future events. There can be no assurance that any control design will succeed in achieving its stated goals under all potential future conditions. Over time certain controls may become inadequate because of changes in business conditions, or the degree of compliance with policies and procedures may deteriorate. As such, misstatements due to error or fraud may occur and not be detected.

Based on our evaluation under the COSO framework, management concluded that internal control over financial reporting was effective as of December 31, 2006. Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in internal controls.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Fiberstars, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Fiberstars, Inc. (a Delaware Corporation) and subsidiaries ("the Company") maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Fiberstars, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company and its subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 15, 2007 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Cleveland, Ohio
March 15, 2007

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this Item regarding directors and nominees is incorporated herein by reference to the information under the caption “PROPOSAL NO. 1: ELECTION OF DIRECTORS” in our definitive Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for  our 2007 Annual Meeting of Shareholders to be held on June 14, 2007 (the “Proxy Statement”). Information on our executive officers may be found in Part I.

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

The information regarding Securities to be issued under our Compensation Plans can be found under Item 5 of this Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information regarding certain relationships and related transactions required by Item 13 is incorporated herein by reference to the information in the Proxy Statement under the caption “CERTAIN TRANSACTIONS” and “DIRECTOR INDEPENDENCE.”

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

We have audited the accompanying consolidated balance sheets of Fiberstars, Inc. (a Delaware corporation) and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fiberstars, Inc. and subsidiaries as of December 31, 2006 and 2005 and the results of their operations and cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” as revised.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Fiberstars, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2007 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Cleveland, Ohio
March 15, 2007

FIBERSTARS, INC.
CONSOLIDATED BALANCE SHEETS, December 31,
(amounts in thousands except share and per share amounts)

	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$3,705	$5,554
Short-term investments	12,263	18,024
Accounts receivable, net of allowances for doubtful accounts of $355 in 2006 and $260 in 2005	6,185	6,287
Inventories, net	7,708	7,722
Prepaids and other current assets	324	879
Total current assets	30,185	38,466
Fixed assets, net	5,978	3,422
Goodwill, net	4,247	4,135
Other assets	182	186
Total assets	$40,592	$46,209
LIABILITIES
Current liabilities:
Accounts payable	$4,202	$2,623
Accruals and other current liabilities	1,671	3,924
Credit line borrowings	1,124	47
Current portion of long-term bank borrowings	778	342
Total current liabilities	7,775	6,936
Deferred tax liabilities	75	-----
Long-term bank borrowings	1,862	1,089
Total liabilities	9,712	8,025
Commitments and contingencies (Note 8).
SHAREHOLDERS’ EQUITY
Preferred stock, par value $0.0001 per share:
Authorized: 2,000,000 shares in 2006 and 2005
Issued and outstanding: no shares in 2006 and 2005
Common stock, par value $0.0001 per share:
Authorized: 30,000,000 shares in 2006 and 2005
Issued and outstanding: 11,394,400 shares in 2006 and 11,270,000 shares in 2005	1	1
Additional paid-in capital	53,841	52,452
Unearned stock-based compensation	-----	(397)
Accumulated other comprehensive income	601	41
Accumulated deficit	(23,563)	(13,913)
Total shareholders’ equity	30,880	38,184
Total liabilities and shareholders’ equity	$40,592	$46,209

FIBERSTARS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31,
(amounts in thousands except per share amounts)

	2006	2005	2004
Net sales	$27,036	$28,337	$29,731
Cost of sales	19,251	17,711	18,220
Gross profit	7,785	10,626	11,511
Operating expenses:
Gross research and development	3,556	4,485	3,670
Deduct credits from government contracts	(1,215)	(2,295)	(2,482)
Net research and development expense	2,341	2,190	1,188
Sales and marketing	9,774	9,595	8,595
General and administrative	4,956	3,135	2,459
Restructuring expenses.	734	3,120	—
Total operating expenses	17,805	18,040	12,242
Loss from operations	(10,020)	(7,414)	(731)
Other income (expense):
Other income (expense)	-----	1	(14)
Interest Income	760	138	-----
Interest expense	(277)	(39)	(17)
Net loss before income taxes	(9,537)	(7,314)	(762)
Income tax benefit (provision)	(113)	(109)	58
Net loss	$(9,650)	$(7,423)	$(704)
Net loss per share—basic and diluted	$(0.85)	$(0.90)	$(0.10)
Shares used in per share calculation—basic and diluted	11,385	8,223	7,269

The accompanying notes are an integral part of these financial statements.

FIBERSTARS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the years ended December 31,

(amounts in thousands)

	2006	2005	2004
Net loss	$(9,650)	$(7,423)	$(704)
Other comprehensive income:
Foreign currency translation adjustments	507	(636)	233
Net unrealized gain on securities	53	16	—
Comprehensive loss	$(9,090)	$(8,043)	$(471)

The accompanying notes are an integral part of these financial statements.

FIBERSTARS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended December 31, 2006, 2005 and 2004

(amounts in thousands)

					Notes	Accumulated	Retained
			Additional	Unearned	Receivable	Other	Earnings
	CommonStock		Paid-In	Stock-Based	From	Comprehensive	(Accumulated
	Shares	Amount	Capital	Compensation	Shareholder	Income	Deficit)	Total
Balances, December 31, 2003	6,317	$1	$24,531	$—	$(224)	$428	$(5,786)	$18,950
Exercise of common stock warrants	553		121					121
Issuance of common stock under employee stock purchase plan	4		31					31
Exercise of common stock options	477		2,201					2,201
Non-employee stock-based compensation			123					123
Unearned stock-based compensation			513	(513)				-----
Amortization of unearned stock-based compensation				23				23
Note receivable from shareholder					224			224
Foreign currency translation adjustment						233		233
Net loss							(704)	(704)
Balances, December 31, 2004	7,351	$1	$27,520	$(490)	$—	$661	$(6,490)	$21,202
Issuance of common stock S-3 Filing	2,952		22,174					22,174
Exercise of common stock warrants	587		408		(62)			346
Issuance of common stock under employee stock purchase plan	4		31					31
Exercise of common stock options	376		2,131					2,131
Unearned stock-based compensation			53	(53)				—
Amortization of unearned stock-based compensation			197	146				343
Net unrealized gain on securities						16		16
Foreign currency translation adjustment						(636)		(636)
Net loss							(7,423)	(7,423)
Balances, December 31, 2005	11,270	$1	$52,514	$(397)	$(62)	$41	$(13,913)	$38,184
Reclassification of unearned stock-based compensation upon FAS 123R adoption			(397)	397				-----
Additional Costs from 2005 S-3 Filing			(45)					(45)
Exercise of common stock warrants	14		62					62
Exercise of common stock options	106		563					563
Issuance of common stock under employee stock purchase plan	4		26					26
Note Receivable from shareholder					62			62
Stock-based compensation for options vested			1,118					1,118
Net unrealized gain on securities						53		53
Foreign currency translation adjustment						507		507
Net loss							(9,650)	(9,650)
Balances, December 31, 2006	11,394	$1	$53,841	$ -----	$ -----	$601	$(23,563)	$30,880

The accompanying notes are an integral part of these financial statements.

FIBERSTARS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,
(amounts in thousands)

	2006	2005	2004
Cash flows from operating activities:
Net loss	$(9,650)	$(7,423)	$(704)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,197	1,145	989
Provision for doubtful accounts receivable	151	76	(84)
Stock-based compensation	1,118	345	146
Unrealized income from marketable securities	(53)	(16)	—
Deferred Taxes	63	—	—
Changes in assets and liabilities:
Accounts receivable, trade	127	722	(1,448)
Inventories	351	363	(1,673)
Prepaid and other current assets	558	(313)	(208)
Other assets	(99)	56	70
Accounts payable	1,510	(257)	694
Accruals and other current liabilities	(2,457)	1,830	(251)
Total adjustments	2,466	3,951	(1,765)
Net cash provided by (used in) operating activities	(7,184)	(3,472)	(2,469)
Cash flows from investing activities:
Purchase of short-term investments	(108,834)	(45,768)	—
Sale of short-term investments	114,595	27,767	—
Acquisition of fixed assets	(3,703)	(1,920)	(724)
Net cash provided (used in) investing activities	2,058	(19,921)	(724)
Cash flows from financing activities:
Proceeds from issuances of common stock	651	24,680	2,354
Repayment of loan made to shareholder	62	—	224
Proceeds from credit line borrowings	1,077	-----	-----
Proceeds from long-term borrowings	1,609	1,069	-----
Payments of long-term borrowings	(491)	-----	(67)
Net cash provided by financing activities	2,908	25,749	2,511
Effect of exchange rate changes on cash	369	(411)	37
Net increase (decrease) in cash and cash equivalents	(1,849)	1,945	(645)
Cash and cash equivalents, beginning of year	5,554	3,609	4,254
Cash and cash equivalents, end of year	$3,705	$5,554	$3,609
Supplemental information:
Interest paid	$248	$39	$17
Non-cash investing activities
Fully depreciated assets disposed of	$79	$1,083	$—

The accompanying notes are an integral part of these financial statements

FIBERSTARS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

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

Short-Term Investments:

The Company’s short-term investments are classified as available-for-sale, which are stated at estimated fair value. The Company has determined its short-term investments are available to support current operations and, accordingly, has classified such short-term investments as current assets without regard for contractual maturities. These short-term investments are invested through a major financial institution. The unrealized gains or losses on these short-term investments are included in accumulated other comprehensive income as a separate component of shareholders’ equity until realized.

Short-term investments at December 31, 2006 were as follows (in thousands):

	Cost	Net unrealized gain	Estimated Fair Value
Money Market Fund	$18	$—	$18
Agency Securities	3,642	46	3,688
Agency Discount Notes	6,468	23	6,491
Munincipal Bonds Taxable (Variable)	2,066	--	2,066
Total	$12,194	$69	$12,263

The short-term investments maturing in 2007 total $10.1 million. The remaining short-term investments have scheduled maturity dates from July 2024 through December 2036.

The change in net unrealized holding gains on securities available for sale in the amount of $53,000 has been charged to other comprehensive income for the year ended December 31, 2006. The cost of securities sold is based on the specific identification method.

Proceeds from the sale of available securities during 2006 were $108.8 million. Gross gains of $562,000 were realized on the sales of available for sale securities during 2006.

FIBERSTARS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006 and 2005

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

Revenue Recognition:

The Company recognizes revenue when all of the following occur: (1) receipt of a purchase order from the customer or completion of a sales agreement with the customer; (2) shipment of the product has occurred or services have been provided; and (3) the sales price is fixed or determinable and collectibility is reasonably assured. Revenue from product sales is generally recognized upon shipment, and allowances are provided for estimated returns, discounts and warranties. Such allowances are adjusted periodically to reflect actual and anticipated returns, discounts and warranty expenses. Revenue from product sales that include an installation or other service obligation on the part of the Company are recognized upon the shipment of the product and the completion of the Companys’ installation or service obligation. Revenue on sales that include services such as design, integration and installation is generally recognized using the percentage-of-completion method. Under the percentage-of-completion method, revenue recognized reflects the portion of the anticipated contract revenue that has been earned, equal to the ratio of labor costs expended to date to anticipated final labor costs, based on current estimates of labor costs to complete the project. The Company’s products are generally subject to warranties, and the Company provides for the estimated future costs of repair, replacement or customer accommodation in costs of sales. Fees for research and development services are determined on a cost-plus basis and are recognized as revenue when performed.

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

Inventories:

The Company states inventories at the lower of standard cost (which approximates actual cost determined using the first-in-first-out method) or market. The Company establishes provisions for excess and obsolete inventories after evaluation of historical sales, current economic trends, forecasted sales, product lifecycles and current inventory levels. Charges to cost of sales for excess and obsolete inventories amounted to $868,000, $196,000 and $116,000 in 2006, 2005 and 2004, respectively.

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

Significant management judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against such deferred tax assets. At December 31, 2006, the Company’s deferred tax assets primarily consist mainly of certain net operating losses carried forward. The Company has recorded a valuation allowance of $9,680,000 against these deferred tax assets, due to uncertainties related to its ability to utilize those deferred tax assets. The valuation allowance is based on estimates of taxable income by jurisdiction and the periods over which its deferred tax assets could be recoverable.

FIBERSTARS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006 and 2005

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

Certain Risks and Concentrations:

The Company invests its excess cash in deposits and high-grade short-term securities with a major financial institution that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000 and the Securities Investor Protection Corporation (“SIPC”) up to $500,000 of primary net equity protection including $100,000 for claims for cash. At times the cash balances exceed the amounts insured by the FDIC. Currently the Company has approximately $12 million in short term securities invested with Bear Stearns Securities Corporation, under the management of Seneca Capital. The Company has not experienced any losses in such accounts and believes it is not exposed to significant risk of loss.

The Company sells its products primarily to commercial lighting distributors and residential pool distributors and pool installation contractors in North America, Europe and the Far East. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Although the Company maintains allowances for potential credit losses that it believes to be adequate, a payment default on a significant sale could materially and adversely affect its operating results and financial condition. At December 31, 2006 and 2005, one customer accounted for 6% and 8% of accounts receivable, respectively. One customer accounted for 11%, 11% and 10% of net sales in 2006, 2005 and 2004, respectively.

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

The Company is dependent upon offshore companies for the manufacturing and final assembly of many of its pool and spa products. The Company advances certain raw materials, inventory, and production costs to these off-shore manufacturers. The supply of finished goods from these companies, and the raw materials, inventory and funds that it advances to them may be at risk depending upon the varying degrees of instability of these local political, economic, and social environments in which they operate, and the financial strength of the companies themselves.

Research and Development:

In February 2003, Defense Advanced Research Projects Agency, or DARPA, awarded the Company and its partners a research and development contract for the development of next generation light sources, optics, luminaire and integrated illuminated technologies for its High Efficiency Distributed Lighting (HEDLight) project. The DARPA contract calls for gross payments of $7,824,000 to the Company over three years based on achievement of various research and development milestones. On April 10, 2003 the Company announced that it and APL Engineered Materials, a subsidiary of Advanced Lighting Technologies Inc. (ADLT), were awarded a further $2.7 million research and development contract from DARPA to develop a new arc discharge light source. The contracts provided the Company $1,966,000 and $2,502,000 in research and development credits for the fiscal years ended December 31 2005 and 2004 respectively, net of subcontractor fees. The milestones are for work performed in developing fiber optic illuminators and fixtures for installation on ships and aircraft. Funds for each year are subject to annual congressional budget approval.

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

FIBERSTARS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006 and 2005

In March 2006 the Company entered into a DARPA agreement in which the Company supplied its’ lighting on three United States Navy ships for sea testing. Milestone deliveries under this agreement have been booked as revenue as the milestones have been delivered. In 2006, the Company recognized $1,979,000 in revenue for deliveries made.

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

A reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share is provided as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2006	2005	2004
Numerator—Basic and Diluted loss per share
Net loss	$(9,650)	$(7,423)	$(704)
Denominator—Basic and Diluted loss per share
Weighted average shares outstanding	11,385	8,223	7,269
Basic and diluted loss per share	$(0.85)	$(0.90)	$(0.10)

The shares outstanding used for calculating basic and diluted earnings (loss) per share for a portion of the year 2005 included 156,375 shares of common stock and 114,375 shares of common stock in 2004 issuable for no cash consideration upon exercise of certain exchange provisions of warrants held by ADLT and two of its former employees. There were no warrants outstanding for ADLT during 2006.

Options and warrants to purchase 1,690,430 shares, 1,485,678 shares and 2,167,903 shares of common stock were outstanding at December 31, 2006, 2005 and 2004, respectively, but were not included in the calculations of diluted earnings (loss) per share because the Company had a loss for these years and their inclusion would be anti-dilutive.

Stock-Based Compensation:

In December 2004, the FASB issued FAS No. 123R, Share-Based Payment (“FAS No. 123R”). FAS No. 123R is a revision of FAS No. 123, Accounting for Stock-Based Compensation (“FAS No. 123”), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and its related implementation guidance. On January 1, 2006, the Company adopted the provisions of FAS No. 123R using the modified prospective method. FAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize compensation expense for awards of equity instruments to employees based on grant-date fair value of those awards (with limited exceptions). FAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under the prior accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under prior accounting rules. For the year ended December 31, 2006, the Company recorded compensation expense of $1,118,000, or 10 cents per share. At December 31, 2005, the Company had unamortized compensation expenses of $397,000. This amount is now part of our total unearned compensation of $1,959,000 remaining at December 31, 2006. The remaining weighted average life is approximately 2 years. These costs will be charged to expense, amortized on a straight line method, in future periods in accordance with our FAS 123R accounting.

The expense for 2006 includes both the cost of awards granted in 2006 and those unvested at the beginning of 2006. Both the expense and future unearned compensation have been estimated using the Black-Scholes option pricing model. Estimates utilized in the calculation include the expected life option, risk-free interest rate, and volatility and are further comparatively detailed below. The volatility estimates are calculated using historical pricing experience.

As of December 31, 2006, the Company has two stock-based employee compensation plans, which are described more fully in Note 9. Prior to December 31, 2006, the Company accounted for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Under these principles, employee stock options are valued at the excess of the fair value of the underlying common stock over the exercise price of the options on the grant date.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of FAS 123R. Under these principles, the equity instruments are valued at the fair value which is computed based on stock price on the date of grant or other measurement date, exercise price, estimated life, stock volatility and the risk free rate of interest.

FIBERSTARS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006 and 2005

The following table illustrates the effect on net income and earnings (loss) per share if the Company had prior to 2006 applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

(in thousands, except per share amounts):

	2005	2004
Net Loss—as reported	$(7,423)	$(704)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	20	12
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(530)	(420)
Net Loss—Pro forma	$(7,933)	$(1,112)
Basic and Diluted Loss Per Share—As reported	$(0.90)	$(0.10)
Basic and Diluted Loss Per Share—Pro forma	$(0.96)	$(0.15)

The fair value of each option grant and stock purchase plan grant combined is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2006, 2005 and 2004:

	2006	2005	2004
Fair value of options issued	$3.52	$5.14	$3.77
Exercise price	$7.09	$10.65	$7.50
Expected life of option	4.0 years	5.02 years	4.88 years
Risk-free interest rate	4.91%	3.58%	3.00%
Expected volatility	59%	49%	48%

Foreign Currency Translation:

The Company’s international subsidiaries use their local currencies as their functional currencies. For those subsidiaries, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the year. Resulting translation adjustments are recorded directly to accumulated comprehensive income within the statement of shareholders’ equity. Foreign currency transaction gains and losses are included as a component of interest income and other. Gains and losses from foreign currency translation are included as a separate component of comprehensive income (expense) within the consolidated statement of comprehensive income (loss).

Advertising Expenses:

The Company expenses the costs of advertising, which consists of costs for the placement of advertisements in various media as incurred. Advertising expenses were $415,000, $192,000 and $206,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

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

	Year ended December 31,
	2006	2005
Balance at the beginning of the year	$393	$430
Accruals for warranties issued	219	656
Settlements made during the year (in cash or in kind)	(382)	(693)
Balance at the end of the year	$230	$393

FIBERSTARS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006 and 2005

Reclassifications:

Certain prior year information has been reclassified to conform to current year presentation.

Recent Pronouncements:

In July, 2006, the FASB issued FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB statement No. 109, “Accounting for Income Taxes”, regarding accounting for income tax uncertainties effective for fiscal years beginning after December 15, 2006. FIN 48 will apply to all tax positions related to income taxes subject to SFAS 109 on Accounting for Income Taxes. The impact of adopting the positions of the interpretation is not anticipated to have a material impact on our overall financial position.

In September 2006, the Securities and Exchange Commission published Staff Accounting Bulletin (“SAB”) No. 108 (Topic 1N), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 requires registrants to quantify misstatements using both the balance sheet and income statement approaches, with adjustment required if either method results in a material error. The provisions of SAB No. 108 are effective for annual financial statements for the fiscal year ending after November 15, 2006. We have incorporated SAB No. 108 in our financial statements as included in this Annual Report on Form 10-K, and it has had no material effect upon initial adoption.

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

3. Inventories (in thousands):

	December 31,
	2006	2005
Raw materials	$6,354	$6,431
Inventory reserve	(899)	(859)
Finished goods	2,253	2,280
	$7,708	$7,852

4. Fixed Assets (in thousands):

	December 31,
	2006	2005
Equipment (useful life 5 years)	$8,411	$5,648
Tooling (useful life 2 - 5 years)	2,657	1,998
Furniture and fixtures (useful life 5 years)	202	193
Computer software (useful life 3 years)	395	368
Leasehold improvements (the shorter of useful life or lease life)	1,475	839
	13,140	9,046
Less accumulated depreciation and amortization	(7,162)	(5,624)
	$5,978	$3,422

FIBERSTARS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006 and 2005

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

The changes in the carrying amounts of goodwill and intangibles for the years ended December 31, 2006 and 2005 were as follows (in thousands):

	Goodwill	Intangibles
	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Balance as of January 1, 2005	$4,279	$770	$(620)	$150
Amortization expense	—	—	(150)	(150)
Foreign currency translation	(144)	—	—	—
Balance as of December 31, 2005	4,135	770	(770)	---
Foreign currency translation	112	—	—	—
Balance as of December 31, 2006	$4,247	$770	$(770)	$—

Intangibles at December 31, 2006 and 2005 include developed and core technology and patents with a gross carrying amount of $399,000 and $371,000. These Intangibles became fully amortized in 2005.

6. Accruals and Other Current Liabilities (in thousands):

	December 31,
	2006	2005
Sales commissions and incentives	$445	$1,089
Accrued warranty expense	230	393
Accrued legal and accounting fees	29	155
Accrued employee benefits	418	304
Accrued payables—related parties	81	15
Accrued rent	57	871
Accrued DARPA payables	--	314
Accrued Severance	--	455
Accrued taxes	45	153
Others	366	175
$1,671	$3,924

7. Bank Borrowings:

The Company has a bank line of credit agreement with Silicon Valley Bank dated August 15, 2005. It was further amended September 25, 2006 and extended through August 15, 2007. This credit facility is for $5,000,000 and is secured by the Companys’ assets and intellectual property. At December 31, 2006, the interest rate was 8.75%.  The interest rate was 7.75% at December 31, 2005. The rate is the same for both the term-loan and line of credit in both years. It has a minimum tangible net worth covenant which the Company must meet going forward. On December 31, 2005 this agreement was amended and restated to include an additional $3,000,000 term-loan line of credit for equipment purchases. This agreement calls for repayment of principle in equal amounts over 4 years from the date of purchase of the equipment and has an interest rate of prime plus 0.5% if the quick ratio is greater than 1.5, and prime plus 1.5% if the quick ratio is at or below 1.5. Borrowings under the Silicon Valley Agreement are collateralized by the Companys’ assets and intellectual property. Specific borrowings under the revolver are tied to accounts receivable balances, and the Company’s required to comply with certain covenants with respect to effective net worth and financial ratios, which the Company met as of December 31, 2006. The Company had borrowings of $1,000,000 under the revolving line of credit at December 31, 2006, and no borrowings at December 31, 2005. The Company had total borrowings of $2,261,000 under the term-loan portion of the agreement as of December 31, 2006, and had $1,092,000 in borrowings under this portion as of December 31, 2005. The Company pays an unused line fee of 0.25% against any unused daily balance during the year.

FIBERSTARS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006 and 2005

The $1,000,000 revolving line of credit is a current liability. Future maturities of obligations under the term-loan portion are as follows: 2007; $731,000, 2008; $676,000, 2009; $676,000, and 2010 $178,000.

Through the Companiys’ U.K. subsidiary, it maintains a bank overdraft facility of $490,000 (in UK pounds sterling, based on the exchange rate at December 31, 2006) under an agreement with Lloyds Bank Plc. There were no borrowings against this facility as of December 31, 2006 and 2005, respectively. The facility is renewed annually on January 1.  The facility interest rate was 7.25% at December 31, 2006 and 6.75% at December 31, 2005.

Through the Companys’ German subsidiary, it maintains a credit facility under an agreement with Sparkasse Neumarkt Bank. This credit facility is in place to finance our building of new offices in Berching, Germany which is owned and occupied by the Companys’ German subsidiary. As of December 31, 2006, the Company had borrowings of $379,000 (in Euros, based on the exchange rate at December 31, 2006) against this credit facility, all of which comes due between 2007 and 2008. At December 31, 2005, the Company had borrowings of $331,000 (in Euros based on the exchange rate at December 31, 2005). The interest rate was 5.35% at December 31, 2006 and 2005.  In addition, the Companys’ German subsidiary has a revolving line of credit for $198,000 (in Euros, based on the exchange rate at December 31, 2006) with Sparkasse Neumarkt Bank. As of December 31, 2006, there were borrowings of $124,000 against this facility and borrowings of $47,000 against this facility at December 31, 2005. The revolving facility is renewed annually on January 1. Interest rates on this line of credit were 9.75% at December 31, 2006 and 8.75% at December 31, 2005.  The $124,000 revolving line of credit is a current liability. Future maturities of remaining borrowings are $47,000 in 2007 and $332,000 in 2008.

8. Commitments and Contingencies:

The Company occupies manufacturing and office facilities under non-cancelable operating leases expiring through 2011 under which it is responsible for related maintenance, taxes, and insurance. Minimum lease commitments under the leases are as follows (in thousands):

Year ending December 31,	Gross lease commitments	Sublease Payments	Minimum lease commitments
2007	$994	$(14)	$980
2008	795	(7)	788
2009	772	-----	772
2010	730	-----	730
2011	222	-----	222
Total minimum lease payments	$3,492

These leases included certain escalation clauses and thus rent expense was recorded on a straight-line basis. Consolidated net rent expense approximated $828,000, $1,026,000 and $839,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Beginning in 2006, a portion of our Solon facility has been subleased. For 2006, gross rent of $895,000 has been reduced by $67,000 of sublease rentals.

At December 31, 2006, a letter of credit in the amount of $290,000 was held by the Company on behalf of Sparkasse Neumarkt Bank. The letter of credit would be drawn against the Company’s line of credit facility with Silicon Valley Bank in the event of a default by the Company’s German subsidiary, LBM, on its outstanding loan with Sparkasse Neumarkt Bank.

9. Shareholders’ Equity:

Common Stock:

The Company had shareholder notes receivable of $62,000 for warrants exercised in 2005 and paid for in 2006.

Warrants:

There have been no warrants issued by the Company in 2006, 2005, and 2004. Warrants were issued in 2000 as part of acquisitions, and in 2002 and 2003 as part of stock based financings. There have been no warrants issued to employees, directors or consultants for compensation purposes. The activity relating to previously issued warrants is as follows:

FIBERSTARS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006 and 2005

	Warrants Outstanding Shares	Warrants Outstanding Exercise Price	Warrants Exercisable	Amount
				(in thousands)
Balance, December 31, 2003	1,601,899	$0.01 - $6.00	392,648	$4,248
Warrants vested.	—	$0.01 - $5.563	779,251	—
Warrants exercised	(553,312)	$0.01 - $5.563	(553,312)	(1,532)
Warrants cancelled	(32,585)	$5.563	(32,585)	(181)
Balance, December 31, 2004	1,016,002	$0.01 - $5.563	586,002	$2,535
Warrants vested.	—	$0.01 - $5.563	427,269	—
Warrants exercised	(587,374)	$0.01 - $5.563	(587,374)	(625)
Warrants cancelled	(17,877)	$5.563	(15,146)	(73)
Balance, December 31, 2005	410,751	$4.30 - $4.50	410,751	$1,837
Warrants exercised	(13,800)	$4.50	(13,800)	(62)
Balance, December 31, 2006	396,951	$4.30 - $4.50	396,951	$1,775

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

1994 Stock Option Plan:

At December 31, 2004, an aggregate of 1,550,000 shares of the Company’s common stock had been reserved for issuance and issued under the 1994 Stock Option Plan to employees, officers, and consultants at prices not lower than the fair market value of the common stock of the Company on the date of grant in the case of incentive stock options, and not lower than 85% of the fair market value on the date of grant in the case of non-statutory stock options. Options granted may be either incentive stock options or nonstatutory stock options. The plan administrator (the Board of Directors or a committee of the Board) determines the terms of options granted under the plan including the number of shares subject to the option, exercise price, term and exercisability. This plan was terminated on May 19, 2004.

2004 Stock Incentive Plan

A total of 1,000,000 shares of common stock had been reserved for issuance under the 2004 Employee Stock Purchase Plan. On May 19, 2004, the shareholders approved the 2004 Stock Incentive Plan (the “2004 Plan”). The stated purpose of the 2004 Plan is to promote the long-term success of the Company and the creation of stockholder value by (a) encouraging employees, outside directors and consultants to focus on critical long-range objectives, (b) encouraging the attraction and retention of employees, outside directors and consultants with exceptional qualifications and (c) linking employees, outside directors and consultants directly to stockholder interests through increased stock ownership. The 2004 Plan seeks to achieve this purpose by providing for awards in the form of restricted shares, stock units, options (which may constitute incentive stock options or nonstatutory stock options) or stock appreciation rights. An aggregate of 500,000 shares of the Company’s common stock was reserved for issuance under the 2004 Plan on May 19, 2004. On June 15, 2006, the shareholders reserved an additional 500,000 shares of the Company’s common stock for issuance under the 2004 Plan.

FIBERSTARS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006 and 2005

Option activity under all plans comprised:

	Options Available For Grant	Number of Shares Outstanding	Weighted Average Exercise Price Per Share
	(in thousands)	(in thousands)
Balance, December 31, 2003	55	1,387	$4.18
Granted	(273)	273	$7.20
Cancelled	29	(29)	$5.11
Exercised	—	(477)	$4.62
Additional shares reserved	500	—	—
Balance, December 31, 2004	311	1,154	$5.56
Granted	(376)	376	$9.88
Cancelled	79	(79)	$5.50
Exercised	—	(376)	$8.95
Balance, December 31, 2005	14	1,075	$6.48
Granted	(330)	330	$7.12
Cancelled	6	(6)	$5.52
Exercised	—	(106)	$5.36
Additional shares reserved	500	—	—
Balance, December 31, 2006	190	1,293	$7.00

At December 31, 2006, 755,762 options to purchase shares of common stock were exercisable at a weighted average fair value of $3.07.

At December 31, 2006, total outstanding shares were 1,293,479 with a weighted average fair value of $3.33.

OPTIONS OUTSTANDING				OPTIONS CURRENTLY EXERCISABLE
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(in thousands)	(in years)		(in thousands)
$2.95 - $4.80	312	2.0	$3.90	294	$3.90
$5.25 - $7.19	295	4.8	$6.53	130	$6.30
$7.23 - $9.50	410	5.8	$7.62	197	$7.73
$9.60 - 12.00	276	4.4	$10.09	135	$10.47
	1,293			756

1994 Employee Stock Purchase Plan:

A total of 150,000 shares of common stock had been reserved for issuance under the 1994 Employee Stock Purchase Plan. The plan permits eligible employees to purchase common stock through payroll deductions at a price equal to the lower of 85% of the fair market value of the Company’s common stock at the beginning or end of the offering period. Employees may end their participation at any time during the offering period, and participation ends automatically on termination of employment with the Company. On June 15, 2006, the shareholders reserved an additional 50,000 shares of the Company’s common stock for issuance under the 1994 Employee Stock Purchase Plan. At December 31, 2006, 2005 and 2004, 94,614 shares, 90,306 shares and 86,382 shares had been issued under this plan. Stock-based compensation expense has been recorded as part of the Company’s stock-based compensation.

Shareholder Rights Plan

On September 12, 2001, the Board of Directors of Fiberstars, Inc. declared a dividend distribution of one “Right” for each outstanding share of common stock of the Company to shareholders of record at the close of business on September 26, 2002. One Right will also attach to each share of common stock issued by the Company subsequent to such date and prior to the distribution date defined below. With certain exceptions, each Right, when exercisable, entitles the registered holder to purchase from the Company one one-thousandth of a share of a new series of preferred stock, designated as Series A Participating Preferred Stock, at a price of $30.00 per one one-thousandth of a share, subject to adjustment. The Rights were distributed as a non-taxable dividend and expire ten years from the date of the Rights Plan. In general, the Rights will become exercisable and trade independently from the common stock on a distribution date that will occur on the earlier of (i) the public announcement of the acquisition by a person or group of 15% or more of the common stock or (ii) ten days after commencement of a tender or exchange offer for the common stock that would result in the acquisition of 15% or more of the common stock. Upon the occurrence of certain other events related to changes in ownership of the common stock, each holder of a Right would be entitled to purchase shares of common stock, or an acquiring corporation’s common stock, having a market value of twice the exercise price. Under certain conditions, the Rights may be redeemed at $0.001 per Right by the Board of Directors. On November 27, 2006 the Company reincorporated in the State of Delaware and the Rights became Rights to purchase Series A Participating Preferred Stock of the reincorporated Company. The description and terms of the Rights are set forth in a Rights Agreement dated as of October 25, 2006 between the Company and Mellon Investor Services LLC, as rights agent.

FIBERSTARS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006 and 2005

Follow-On 2005 Stock Offering

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

10. Income Taxes:

The components of the benefit from (provision for) income taxes are as follows (in thousands):

	Years Ended December31,
	2006	2005	2004
Current:
Federal	$—	$—	$—
Foreign	(50)	(107)	58
State		(2)	—
	(50)	(109)	58
Deferred:
Federal	(74)	—	—
Foreign	12	—	—
State	(1)	—	—
	(63)	—	—
Benefit from (provision for) income taxes	$(113)	$(109)	$58

The following table shows the geographic components of pretax income (loss) between United States and foreign subsidiaries (in thousands):

	December31,
	2006	2005	2004
United States	$(9,510)	$(7,714)	$(813)
Foreign subsidiaries	(27)	400	51
	$(9,537)	$(7,314)	$(762)

The principal items accounting for the difference between income taxes computed at the United States statutory rate and the benefit from (provision for) income taxes reflected in the statements of operations are as follows:

	December31,
	2006	2005	2004
United States statutory rate	34.0%	34.0%	34.0%
State Taxes (net of federal tax benefit)	2.0%	5.5%	5.5%
Valuation allowance	(39.0)%	(46.5)%	(28.3)%
Other	1.8%	5.5%	(3.6)%
	(1.2)%	(1.5)%	7.6%

FIBERSTARS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006 and 2005

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are as follows (inthousands):

	December31,
	2006	2005	2004
Allowance for doubtful accounts	$113	$99	$84
Accrued expenses and other reserves	1,097	1,681	1,227
Tax credits, Deferred R&D and other	154	352	339
Net operating loss	8,328	4,617	1,699
Valuation allowance	(9,680)	(6,749)	(3,349)
Net deferred tax asset	$12	$—	$—
Deferred tax liabilities associated with indefinite-lived intangibles	(75)	—	—
Net total deferred taxes	$(63)	$—	$—

The Company has a full valuation allowance against its United States and German deferred tax assets. The net deferred tax asset of $12,000 is for the Company’s United Kingdom subsidiary which was profitable in 2006. The $58,000 tax benefit shown for 2004 is a result of deferred tax for the German operations which experienced a loss in 2004 after being profitable in prior years. No tax benefit has been recorded for the 2006 German operations loss.

The deferred tax provision for 2006 resulted from tax amortization of intangible assets with indefinite lives for book purposes. During 2006, cumulative tax-amortization exceeded book amortization that had been previously recorded resulting in the requirement to record a deferred tax liability of $75,000 at December 31, 2006.

As of December 31, 2006, the Company has a net operating loss carry-forward of approximately $22.6 million and $21.5 million for federal and state and local income tax purposes, respectively. If not utilized, these carry-forwards will begin to expire in 2020 for federal and 2008 for state purposes.

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

A summary of geographic sales is as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004
United States Domestic	$18,776	$19,123	$19,974
Other Countries	8,260	9,214	9,757
	$27,036	$28,337	$29,731

A summary of geographic long-lived assets (fixed assets and goodwill) is as follows (in thousands):

	December 31,
	2006	2005
United States Domestic	$8,406	$5,975
Germany	1,674	1,506
Other Countries	145	76
	$10,225	$7,557

FIBERSTARS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006 and 2005

A summary of sales by product line is as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004
Pool and Spa Lighting	$13,364	$14,744	$16,888
Commercial Lighting	13,672	13,593	12,843
	$27,036	$28,337	$29,731

12. Employee Retirement Plan:

The Company maintains a 401(k) profit sharing plan for its employees who meet certain qualifications. The Plan allows eligible employees to defer up to 15% of their earnings, not to exceed the statutory amount per year on a pretax basis through contributions to the Plan. The Plan provides for employer contributions at the discretion of the Board of Directors; however, no such contributions were made in 2006, 2005 or 2004.

13. Reorganization

In June 2005, the Company announced its plans to close its Fremont office and consolidate most of its operations in Solon, Ohio, where the Company already had a local sales office and a manufacturing facility. The relocation resulted in a restructuring charge of approximately $3.5 million for severance payments, redundancy, lease and inventory write-offs. The Company recognized a $3,120,000 restructuring charge in the year ended December 31, 2005. During 2006, the Company charged to operations $734,000 for costs associated with the reorganization.

The following table details the activity of the Company’s accrued liabilities for restructuring:

December 31, 2005 Accrued liability	$1,220
Payments for restructuring	1,954
Additional restructuring expense	734
December 31, 2006 Accrued liability	$-

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

Gensler Architecture, Design & Planning, P.C., a New York Professional Corporation (“Gensler”) provides contract services to the Company in the areas of fixture design and marketing targeted at expanding the market for the Company’s EFO® products. Mr. Jeffrey H. Brite, an employee of Gensler, is a member of the Company's Board of Directors. The Company entered into a three year consulting agreement with Gensler, effective December 15, 2004. Gensler has agreed to assist Fiberstars’ marketing group with matters of structure, procedure and practices as they relate to the design, real estate and procurement communities, and to advise Fiberstars on strategies to enhance its visibility and image within the design and construction community as a manufacturer of preferred technology. In return, Fiberstars has agreed to compensate Gensler with a one-time cash payment of $60,750 for services delivered in advance of the completion of the negotiation of the Consulting Agreement, $50,000 annual cash payments to be paid in quarterly installments of $12,500 in arrears for each of the calendar years 2005, 2006 and 2007, and a one-time option award to acquire up to 75,000 shares of Fiberstars’ common stock at a per share exercise price of $6.57 which has been expensed in 2006 under FAS 123R. For the fiscal years ended December 31, 2006, 2005 and 2004, the Company paid Gensler $50,000, $50,000 and $60,750 ,respectively, for services performed.

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
2.1
Agreement and Plan of Merger between Fiberstars, Inc., a California corporation, and Fiberstars, Inc., a Delaware corporation (incorporated by reference to Appendix C to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on May 1, 2006).

3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed May 1, 2006).
3(i).2
Certificate of Designation of Series A Participating Preferred Stock of the Registrant (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement shown on Schedule 14A filed May 1, 2006).

3.2	Bylaws of the Registrant, (incorporated by reference to Appendix C to the Registrant’s Current Report on Form 8-K filed November 27, 2006).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed November 27, 2006).
4.2
Rights Agreement dated as of October 25, 2006 between the Registrant and Mellon Investor Services, as rights agent (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed November 27, 2006).

4.3	Form of Warrant for the purchase of shares of Common Stock (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed November 27, 2006)).
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

10.3
Registration Rights Agreement dated as of June 27, 1990, between the Registrant and certain holders of the Registrant’s capital stock, as amended by Amendment No. 1 dated as of February 6, 1991 and Amendment No. 2 dated as of April 30, 1994 (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form SB-2 (Commission File No. 33-79116-LA)).

10.4
Amendment No. 3 to Registration Rights Agreement to include Warrant shares as Registerable Securities (incorporated by reference to Exhibit 1.2 to the Registrant’s Registration Statement on Form SB-2 (Commission File No. 33-79116-LA)).

10.5
Form of Agreement between the Registrant and independent sales representatives (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form SB-2 (Commission File No. 33-79116-LA)).

10.6
Stock Purchase Agreement dated March 21, 1995, among the Registrant, Mitsubishi International Corporation and Mitsubishi Corporation (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1994).

10.7*
Three (3)Year Supply Agreement dated November 30, 2000, between the Registrant and Mitsubishi International Corporation (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.8
Common Stock and Warrant Purchase Agreement, dated March 29, 2002, by and among the Registrant and the investors named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

10.9
Securities Purchase Agreement dated June 17, 2003, by and among the Registrant and the investors named therein (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on June 19, 2003).

10.10
Form of Warrant by and between the Registrants and each of the investors party to the Securities Purchase Agreement dated June 17, 2003 (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on June 19, 2003).

10.11†	Form of Indemnification Agreement for officers of the Registrant (incorporated by reference to exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).
10.12	Form of Indemnification Agreement for directors of the Registrant (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).
10.13
Production Share Agreement dated October 9, 2003, by and among the Registrant, North American Production Sharing, Inc. and Industrias Unidas de B.C., S.A. de C.V (incorporated by reference to exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.14
Consulting Agreement effective as of November 1, 2004, between the Registrant and Gensler Architecture, Design& Planning, P.C. (Incorporated by reference to exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.15†
Consulting Agreement effective as of November 1, 2004, between the Registrant and Jeffrey H. Brite. (Incorporated by reference to exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.16
Loan and Security Agreement between Silicon Valley Bank and the Registrant, dated August 15, 2005 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 18, 2005).

10.17†
Employment Agreement between the Registrant and John N. Davenport, dated July 1, 2005 (incorporated by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-24230) filed on November 14, 2005).

10.18†
Severance Agreement between the Registrant and David N. Ruckert, dated September 16, 2005 (incorporated by reference from Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-24230) filed on November 14, 2005).

10.19
Fiberstars Development Agreement between the Registrant and Advanced Lighting Technologies, Inc. dated September 19, 2005 (incorporated by reference from Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-24230) filed on November 14, 2005).

10.20
ADLT Development Agreement between the Registrant and Advanced Lighting Technologies, Inc. dated September 19, 2005 (incorporated by reference from Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-24230) filed on November 14, 2005).

10.21
Equipment Purchase and Supply Agreement between the Registrant and Deposition Services, Inc. dated September 19, 2005 (incorporated by reference from Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-24230) filed on November 14, 2005).

10.22
Cross License Agreement between the Registrant and Advanced Lighting Technologies, Inc. dated September 19, 2005 (incorporated by reference from Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-24230) filed on November 14, 2005).

10.23
Master Services Agreement between the Registrant and Advanced Lighting Technologies, Inc. dated September 19, 2005 (incorporated by reference from Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-24230) filed on November 14, 2005).

10.24
First Amendment to Production Share Agreement, effective as of August 17, 2005, by and among the Registrant, North American Production Sharing, Inc. and Industrias Unidas de B.C., S.A. de C.V. (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 25, 2005).

10.25
Sublease between Venture Lighting International, Inc. and the Registrant dated as of November 11, 2005 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-24230) filed on November 17, 2005).

10.26
Amended and Restated Loan and Security Agreement (together with Schedule to Amended and Restated Loan and Security Agreement and Compliance Certificate) between Fiberstars, Inc. and Silicon Valley Bank dated December 30, 2005 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-24230) filed on January 6, 2006).

10.27†
Consulting Agreement by and between Registrant and David N. Ruckert dated as of February 3, 2006 (incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-24230) filed on May 15, 2006).

10.28*
Equipment and Supply Agreement entered into May 25, 2006 between Fiberstars, Inc. and Deposition Sciences, Inc.(incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-24230) filed on August 11, 2006).

10.29
Modification to sublease between Fiberstars, Inc. and Keystone Ruby, LLC.(incorporated by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-24230) filed on August 11, 2006).

10.30	Amendment No. 1 To Amended And Restated Loan And Security Agreement between Fiberstars, Inc and Silicon Valley Bank dated September 25, 2006
10.31†	Form of Indemnification Agreement for directors and officers of the Registrant.
10.32†	Amendment to Consulting Agreement by and between Registrant and David N. Ruckert dated as of February 3, 2006.
21.1	Significant subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Rule 13a-14(a)Certification by Chief Executive Officer.
31.2	Rule 13a-14(a)Certification by Chief Financial Officer.
32.1**	Statement of Chief Executive Officer under 18 United States Code §1350.
32.2**	Statement of Chief Financial Officer under 18 United States Code §1350.
_________________
*	Confidential treatment has been granted with respect to certain portions of this agreement.

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

(d)    Financial Statement Schedules

SCHEDULE II

FIBERSTARS, INC.

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Year	Charges To Revenue	Charges To Expenses	Deductions	Balance at End of Year
	(Amounts in thousands)
Year Ended December 31, 2006
Allowance for doubtful accounts and returns	$448	$—	$220	$68	$600
Valuation allowance for deferred tax assets	6,749	—	2,931	—	9,680
Year Ended December 31, 2005
Allowance for doubtful accounts and returns	381	—	106	39	448
Valuation allowance for deferred tax Assets	3,349	—	3,400	—	6,749
Year Ended December 31, 2004
Allowance for doubtful accounts and returns	465	—	47	131	381
Valuation allowance for deferred tax Assets	2,596	—	753	—	3,349

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized.

FIBERSTARS,INC.
Date: March16, 2007	By:	/s/ JOHN M. DAVENPORT
John M. Davenport
Chief Executive Officer
(Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN M. DAVENPORT	Chief Executive Officer and Director	March 16, 2007
John M. Davenport	(Principal Executive Officer)

/s/ ROBERT A. CONNORS	Chief Financial Officer	March 16, 2007
Robert A. Connors	(Principal Financial and Accounting Officer)

/s/ JOHN B. STUPPIN	Director	March 16, 2007
John B. Stuppin

/s/ RONALD CASENTINI	Director	March 16, 2007
Ronald Casentini

/s/ MICHAEL KASPER	Director	March 16, 2007
Michael Kasper

/s/ PAUL VON PAUMGARTTEN	Director	March 16, 2007
Paul Von Paumgartten

/s/ PHILIP WOLFSON	Director	March 16, 2007
Philip Wolfson

/s/ DAVID N. RUCKERT	Director	March 16, 2007
David N. Ruckert

Exhibit
Number	Description of Documents
2.1
Agreement and Plan of Merger between Fiberstars, Inc., a California corporation, and Fiberstars, Inc., a Delaware corporation (incorporated by reference to Appendix C to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on May 1, 2006).

3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed May 1, 2006).
3(i).2
Certificate of Designation of Series A Participating Preferred Stock of the Registrant (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement shown on Schedule 14A filed May 1, 2006).

3.2	Bylaws of the Registrant, (incorporated by reference to Appendix C to the Registrant’s Current Report on Form 8-K filed November 27, 2006).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed November 27, 2006).
4.2
Rights Agreement dated as of October 25, 2006 between the Registrant and Mellon Investor Services, as rights agent (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed November 27, 2006).

4.3	Form of Warrant for the purchase of shares of Common Stock (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed November 27, 2006)).
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

10.3
Registration Rights Agreement dated as of June 27, 1990, between the Registrant and certain holders of the Registrant’s capital stock, as amended by Amendment No. 1 dated as of February 6, 1991 and Amendment No. 2 dated as of April 30, 1994 (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form SB-2 (Commission File No. 33-79116-LA)).

10.4
Amendment No. 3 to Registration Rights Agreement to include Warrant shares as Registerable Securities (incorporated by reference to Exhibit 1.2 to the Registrant’s Registration Statement on Form SB-2 (Commission File No. 33-79116-LA)).

10.5
Form of Agreement between the Registrant and independent sales representatives (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form SB-2 (Commission File No. 33-79116-LA)).

10.6
Stock Purchase Agreement dated March 21, 1995, among the Registrant, Mitsubishi International Corporation and Mitsubishi Corporation (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1994).

10.7*
Three (3)Year Supply Agreement dated November 30, 2000, between the Registrant and Mitsubishi International Corporation (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.8
Common Stock and Warrant Purchase Agreement, dated March 29, 2002, by and among the Registrant and the investors named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

10.9
Securities Purchase Agreement dated June 17, 2003, by and among the Registrant and the investors named therein (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on June 19, 2003).

10.10
Form of Warrant by and between the Registrants and each of the investors party to the Securities Purchase Agreement dated June 17, 2003 (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on June 19, 2003).

10.11†	Form of Indemnification Agreement for officers of the Registrant (incorporated by reference to exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).
10.12	Form of Indemnification Agreement for directors of the Registrant (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).
10.13
Production Share Agreement dated October 9, 2003, by and among the Registrant, North American Production Sharing, Inc. and Industrias Unidas de B.C., S.A. de C.V (incorporated by reference to exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.14
Consulting Agreement effective as of November 1, 2004, between the Registrant and Gensler Architecture, Design& Planning, P.C. (Incorporated by reference to exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.15†
Consulting Agreement effective as of November 1, 2004, between the Registrant and Jeffrey H. Brite. (Incorporated by reference to exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.16
Loan and Security Agreement between Silicon Valley Bank and the Registrant, dated August 15, 2005 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 18, 2005).

10.17†
Employment Agreement between the Registrant and John N. Davenport, dated July 1, 2005 (incorporated by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-24230) filed on November 14, 2005).

10.18†
Severance Agreement between the Registrant and David N. Ruckert, dated September 16, 2005 (incorporated by reference from Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-24230) filed on November 14, 2005).

10.19
Fiberstars Development Agreement between the Registrant and Advanced Lighting Technologies, Inc. dated September 19, 2005 (incorporated by reference from Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-24230) filed on November 14, 2005).

10.20
ADLT Development Agreement between the Registrant and Advanced Lighting Technologies, Inc. dated September 19, 2005 (incorporated by reference from Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-24230) filed on November 14, 2005).

10.21
Equipment Purchase and Supply Agreement between the Registrant and Deposition Services, Inc. dated September 19, 2005 (incorporated by reference from Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-24230) filed on November 14, 2005).

10.22
Cross License Agreement between the Registrant and Advanced Lighting Technologies, Inc. dated September 19, 2005 (incorporated by reference from Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-24230) filed on November 14, 2005).

10.23
Master Services Agreement between the Registrant and Advanced Lighting Technologies, Inc. dated September 19, 2005 (incorporated by reference from Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-24230) filed on November 14, 2005).

10.24
First Amendment to Production Share Agreement, effective as of August 17, 2005, by and among the Registrant, North American Production Sharing, Inc. and Industrias Unidas de B.C., S.A. de C.V. (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 25, 2005).

10.25
Sublease between Venture Lighting International, Inc. and the Registrant dated as of November 11, 2005 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-24230) filed on November 17, 2005).

10.26
Amended and Restated Loan and Security Agreement (together with Schedule to Amended and Restated Loan and Security Agreement and Compliance Certificate) between Fiberstars, Inc. and Silicon Valley Bank dated December 30, 2005 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-24230) filed on January 6, 2006).

10.27†
Consulting Agreement by and between Registrant and David N. Ruckert dated as of February 3, 2006 (incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-24230) filed on May 15, 2006).

10.28*
Equipment and Supply Agreement entered into May 25, 2006 between Fiberstars, Inc. and Deposition Sciences, Inc.(incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-24230) filed on August 11, 2006).

10.29
Modification to sublease between Fiberstars, Inc. and Keystone Ruby, LLC.(incorporated by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-24230) filed on August 11, 2006).

10.30	Amendment No. 1 To Amended And Restated Loan And Security Agreement between Fiberstars, Inc and Silicon Valley Bank dated September 25, 2006
10.31†	Form of Indemnification Agreement for directors and officers of the Registrant.
10.32†	Amendment to Consulting Agreement by and between Registrant and David N. Ruckert dated as of February 3, 2006.
21.1	Significant subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Rule 13a-14(a)Certification by Chief Executive Officer.
31.2	Rule 13a-14(a)Certification by Chief Financial Officer.
32.1**	Statement of Chief Executive Officer under 18 United States Code §1350.
32.2**	Statement of Chief Financial Officer under 18 United States Code §1350.
________________

*	Confidential treatment has been granted with respect to certain portions of this agreement.

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