Form 10-Q
period 2007-03-31
FIBERSTARS INC /CA/
filed 2007-05-10
CIK 924168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________  to __________

Commission file number 0-24230

ENERGY FOCUS, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3021850
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

32000 Aurora Rd., Solon, OH (Address of principal executive offices)

44139 (Zip Code)
(Registrant’s telephone number, including area code): (440) 715-1300

FIBERSTARS, INC.
(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check One) Large Accelerated Filer ☐ Accelerated Filer ☒  Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of outstanding shares of the registrants’ Common Stock, $0.0001 par value, as of April 30, 2007 was 11,484,163.

TABLE OF CONTENTS

		Part I - FINANCIAL INFORMATION

Item 1		Financial Statements:

	a.	Condensed Consolidated Balance Sheets at March 31, 2007 (unaudited) and December 31, 2006	3

	b.	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2007 and 2006 (unaudited)	4

	c.	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three Months
		Ended March 31, 2007 and 2006 (unaudited)	5

	d.	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2007 and 2006 (unaudited)	6

	e.	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations		13

Item 3	Quantitative and Qualitative Disclosures About Market Risk		16

Item 4		Controls and Procedures	17

		Part II - OTHER INFORMATION

Item 1		Legal Proceedings	18
Item 1A		Risk Factors	18

Item 6		Exhibits	18

		Signatures	19

		Exhibit Index	20

EXPLANATORY NOTE: On May 8, 2007, Energy Focus, Inc., a wholly owned subsidiary of Fiberstars, Inc. was merged into Fiberstars, Inc. As a result of this merger, the name of Fiberstars, Inc. was changed to Energy Focus, Inc. Since the financial statements in this report are as March 31, 2007, the text of the report refers to the name of the Registrant as of March 31, 2007

Item 1. Financial Statements

FIBERSTARS, INC.
CONDENSED
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,923	$3,705
Short-term investments	8,179	12,263
Accounts receivable trade, net	5,822	6,185
Inventories, net	8,582	7,708
Prepaid and other current assets	468	324
Total current assets	26,974	30,185

Fixed assets, net	5,832	5,978
Goodwill, net	4,261	4,247
Other assets	108	182
Total assets	$37,175	$40,592

LIABILITIES
Current liabilities:
Accounts payable	$3,153	$4,202
Accrued liabilities	1,391	1,671
Credit Line borrowings	1,185	1,124
Short-term bank borrowings	776	778
Total current liabilities	6,505	7,775
Deferred tax liabilities	115	75
Long-term bank borrowings	1,689	1,862
Total liabilities	8,309	9,712

SHAREHOLDERS’ EQUITY
Common stock	1	1
Additional paid-in capital	54,398	53,841
Accumulated other comprehensive income	636	601
Accumulated deficit	(26,169)	(23,563)
Total shareholders’ equity	28,866	30,880
Total liabilities and shareholders’ equity	$37,175	$40,592

The accompanying notes are an integral part of these financial statements

FIBERSTARS, INC.
CONDENSED
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands except per share amounts)
(unaudited)

	Three months
	ended March 31,
	2007	2006
Net sales	$5,009	$5,327
Cost of sales	3,539	3,725
Gross profit	1,470	1,602
Operating expenses:

Research and Development	483	456
Sales and marketing	2,620	2,241
General and administrative	1,078	1,078
Restructure Expense	—	442
Total operating expenses	4,181	4,217
Loss from operations	(2,711)	(2,615)
Other income (expense):
Other income/(expense)	7	(4)
Interest income/ (expense)	99	127

Loss before income taxes	(2,605)	(2,492)
Benefit from (provision for) income taxes	(1)	51
Net loss	$(2,606)	$(2,441)

Net loss per share - basic and diluted	$(0.23)	$(0.22)

Shares used in computing net loss per share -
basic and diluted	11,484	11,294

The accompanying notes are an integral part of these financial statements

FIBERSTARS, INC.
CONDENSED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands)
(unaudited)

	Three months Ended March 31,
	2007	2006

Net loss	$(2,606)	$(2,441)

Other comprehensive income (loss)
Foreign currency translation adjustments
	56	65
Net unrealized gain (loss) on securities
	(21)	78
Comprehensive loss	$(2,571)	$(2,298)

The accompanying notes are an integral part of these financial statements

FIBERSTARS, INC.
CONDENSED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(2,606)	$(2,441)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	323	226
Stock-based compensation	252	163
Unrealized gain (loss) from marketable securities	(21)	78
Provision for doubtful accounts receivable	7	—
Deferred Taxes	40	—
Changes in assets and liabilities:
Accounts receivable	374	(847)
Inventories	(853)	(37)
Prepaid and other current assets	(143)	292
Other assets	75	(39)
Accounts payable	(1,052)	(50)
Accrued liabilities	(305)	(1,593)
Total adjustments	(1,303)	(1,807)
Net cash (used in) provided by operating activities	(3,909)	(4,248)

Cash flows from investing activities:
Purchase of short-term investments	(21,132)	(32,403)
Sale of short-term investments	25,302	32,229
Acquisition of fixed assets	(159)	(663)
Net cash provided by (used in) investing activities	4,011	(837)

Cash flows from financing activities:
Cash proceeds from exercise of stock options	302	245
Proceeds from credit line borrowings	63	—
Payments of short and long-term bank borrowings	(180)	—
Collection of loan made to shareholder	—	62
Other long-term liabilities	—	16
Net cash provided by financing activities	185	323

Effect of exchange rate changes on cash	(69)	23

Net (decrease) increase in cash and cash equivalents	218	(4,739)
Cash and cash equivalents, beginning of period	3,705	5,554
Cash and cash equivalents, end of period	$3,923	$815

The accompanying notes are an integral part of these financial statements

FIBERSTARS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
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

Year-end Balance Sheet
The year-end balance sheet information was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2006, contained in the Company’s 2006 Annual Report on Form 10-K.

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

Short-term investments at March 31, 2007 were as follows (in thousands):

	Cost	Net unrealized gain	Estimated Fair Value
Money Market Fund	$59	$—	$59
Agencies	1,639	38	1,677
Commercial Paper	4,374	10	4,384
Municipal Bonds	2,059	—	2,059
Total	$8,131	$48	$8,179

The short-term investments maturing over the next year total $6,129,000. The remaining short-term investments have scheduled maturity dates from July 2024 through December 2036.

The change in net unrealized holding gains on securities available for sale in the amount of $(21,000) has been charged to other comprehensive income for the quarter ended March 31, 2007. The cost of securities sold is based on the specific identification method.

Proceeds from the sale of available securities during 2007 were approximately $25,302,000. Gross gains of $125,000 were realized on the sales of available for sale securities during 2007. These gains on interest bearing securities are included as part of interest income/ (expense) in the Consolidated Statements of Operations.

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

A reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

	Three months ended March 31,
	2007	2006
Numerator - net loss	$(2,606)	$(2,441)
Denominator - Basic and Diluted EPS
Weighted average shares outstanding	11,484	11,294
Basic and Diluted net loss per share	$(0.23)	$(0.22)

At March 31, 2007, options and warrants to purchase 1,642,000 shares of common stock were outstanding, but were not included in the calculation of diluted EPS because their inclusion would have been antidilutive. Options and warrants to purchase 1,427,000 shares of common stock were outstanding at March 31, 2006, but were not included in the calculation of diluted EPS because their inclusion would have been antidilutive.

Stock- Based Compensation

Our Stock-based compensation plans are described in detail in our Annual Report Form on 10-K for the year ended December 31, 2006.

For the quarter ended March 31, 2007, the Company recorded compensation expense of $252,000 compared to $163,000 for the quarter ended March 31, 2006. Total unearned compensation of $1,776,000 remains at March 31, 2007 compared to $1,959,000 at December 31, 2006. These costs will be charged to expense, amortized on a straight line basis, in future periods through 2011. The remaining weighted average life of the outstanding options is approximately 2 years.

The Fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. Estimates utilized in the calculation include the expected life of option, risk-free interest rate, and volatility and are further comparatively detailed below. We granted 20,000 stock options during the quarter ended March 31, 2007. The fair value of all stock options outstanding was determined using the following weighted average assumptions:

	Three months ended March 31,
	2007	2006
Expected life of option	4.0 years	4.0 years
Risk-free interest rate	4.91%	4.44%
Expected Volatility	59%	78%

Product Warranties

The Company warrants finished goods against defects in material and workmanship under normal use and service for periods of one to three years for illuminators and fiber. Settlement costs consist of actual amounts expensed for warranty service, which are largely a result of third party service calls, and costs of replacement products. A liability for the estimated future costs under product warranties is maintained for products outstanding under warranty (in thousands):

	Three months ended March 31,
	2007	2006
Balance at the beginning of the period	$230	$393
Accruals for warranties issued during the period	32	85
Settlements made during the period (in cash or in kind)	(62)	(85)
Balance at the end of the period	$200	$393

Reclassifications

Certain prior year information has been reclassified to conform to the current year presentation.

2. Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost determined using the first-in, first-out cost method) or market and consist of the following (in thousands):

	March 31, 2007	December 31, 2006
Raw materials	$6,905	$6,354
Inventory Reserve	(428)	(899)
Finished goods	2,105	2,253
	$8,582	$7,708

3. Bank Borrowings

The Company’s bank line of credit is based on an agreement with Silicon Valley Bank dated August 15, 2005. It was further amended September 25, 2006 and extended through August 15, 2007. This credit facility is for $5,000,000. At March 31, 2007 and December 31, 2006, the interest rate was 8.75%. The rate is the same for both the term-loan and line of credit in both periods and has a minimum tangible net worth covenant which the Company must meet going forward. On December 31, 2005 this agreement was amended and restated to include an additional $3,000,000 term-loan line of credit for equipment purchases. This agreement calls for repayment of principal in equal amounts over 4 years from the date of purchase of the equipment and has an interest rate of prime plus 0.5% if the quick ratio is greater than 1.5 and prime plus 1.5% if the quick ratio is at or below 1.5. Borrowings under the Silicon Valley Agreement are collateralized by the Company’s assets and intellectual property. Specific borrowings under the revolver are tied to accounts receivable and inventory balances, and the Company is required to comply with certain covenants with respect to effective net worth and financial ratios, which the Company met as of March 31, 2007. The Company had borrowings under the revolving line of credit of $1,000,000 at March 31, 2007 and at December 31, 2006. The Company had total borrowings of $2,092,000 under the term-loan portion of the agreement as of March 31, 2007, and $2,261,000 as of December 31, 2006. The Company pays an unused line fee of 0.25% against any unused daily balance during the year.

The $1,000,000 revolving line of credit is a current liability. Future maturities of obligations under the term-loan portion are as follows: 2007, $562,000, 2008, $676,000, 2009, $676,000, and 2010, $178,000.

Through the Company’s U.K. subsidiary, it maintains a bank overdraft facility of $492,000 (in UK pounds sterling, based on the exchange rate at March 31, 2007) under an agreement with Lloyds Bank Plc. There were no borrowings against this facility as of March 31, 2007 and December 31, 2006, respectively. The facility is renewed annually on January 1. The interest rate on the facility was 7.25% at March 31, 2007 and December 31, 2006.

Through the Company’s German subsidiary, it maintains a credit facility under an agreement with Sparkasse Neumarkt Bank. This credit facility was put in place to finance our building of new offices in Berching, Germany, which is owned and occupied by our German subsidiary. As of March 31, 2007 and December 31, 2006, the Company had borrowings of $373,000 (in Euros, based on the exchange rate at March 31, 2007) and $379,000 (in Euros, based on the exchange rate at December 31, 2006), respectively, against this credit facility, all of which comes due between 2007 and 2008. The interest rate was 5.35% at March 31, 2007 and December 31, 2006. In addition, the Company’s German subsidiary has a revolving line of credit for $201,000 (in Euros, based on the exchange rate at March 31, 2007) with Sparkasse Neumarkt Bank. As of March 31, 2007 there were borrowings against this facility of $185,000 and $124,000 against this facility at December 31, 2006. The revolving facility is renewed annually on January 1. Interest rates on this line of credit were 9.75% at March 31, 2007 and December 31, 2006. The $185,000 revolving line of credit is a current liability. Future maturities of remaining borrowings are $43,000 in 2007 and $330,000 in 2008.

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

A summary of sales by geographic area is as follows (in thousands):

	Three months ended
	March 31,
	2007	2006
U.S. Domestic	$3,288	$3,483
Other countries	1,721	1,844
	$5,009	$5,327

Geographic sales are categorized based on the location of the customer to whom the sales are made.

A summary of sales by product line is as follows (in thousands):

	Three months ended
	March 31,
	2007	2006
Pool and Spa Lighting	$2,481	$2,796
Commercial Lighting	2,528	2,531
	$5,009	$5,327

A summary of long-lived geographic assets (fixed assets and goodwill) is as follows (in thousands):

	March 31, 2007	December 31, 2006
United States Domestic	$8,265	$8,406
Germany	1,677	1,674
Other Countries	151	145
	$10,093	$10,225

6. Recent pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This standard is effective beginning January 1, 2008. The Company is currently evaluating the impact of adoption of the standard on our financial position and results of operations.

7. Recently adopted standards:

In July, 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN48”), an interpretation of FASB statement No. 109, “Accounting for Income Taxes”, regarding accounting for income tax uncertainties effective for fiscal years beginning after December 15, 2006. FIN 48 applies to all tax positions related to income taxes subject to SFAS 109 on Accounting for Income Taxes. The impact of adopting the positions of this interpretation did not have a material impact on our overall financial position or results of operations.

8. Goodwill

Goodwill represents the excess of acquisition cost over the fair value of tangible and identified intangible net assets of the businesses acquired. The Company has $4,261,000 in goodwill on its consolidated balance sheet as of March 31, 2007 and $4,247,000 at December 31, 2006. Goodwill is not amortized, but is subjected to an annual impairment test. When events or changes in circumstances indicate that assets may be impaired, an evaluation is performed comparing the estimated future undiscounted cash flows associated with the asset to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow is required. During the period ending March 31, 2007, no instances or events required any valuation or update.

9. Income Taxes

A full valuation allowance is recorded against the Company’s U.S. and German deferred tax assets as management cannot conclude, based on available objective evidence, when the gross value of its deferred tax assets will be realized. The Company accrues foreign tax expenses or benefits as these are incurred.

10. Commitments and Contingencies

On February 21, 2007, a lawsuit was filed in The United States District Court, Eastern District of Missouri alleging that laminar flow products in the Company’s pool and spa line have infringed upon certain United States patents owned by Robert L. Kuykendal, Ronald S. Deichmann, and David R. Usher and licensed to Splash Technologies, Incorporated. The lawsuit seeks to halt such alleged infringement and an accounting related to products sold. The Company does not believe that these proceedings will have a material adverse effect on its consolidated financial position, results of operations, or liquidity.

11. Reorganization

In June 2005, the Company announced its plans to close its Fremont office and consolidate most of its operations in Solon, Ohio, where the Company already had a local sales office and a manufacturing facility. The relocation was expected to result in a restructuring charge of approximately $3,500,000 for severance payments, redundancy, and lease and inventory write-offs. The Company recognized a $3,120,000 restructuring charge in the year ended December 31, 2005. During the first quarter of 2006, the Company charged to Operations $442,000. There were no restructuring expenses in the period ending March 31, 2007.

12. Related Party Transactions

The Company entered into a consulting agreement with Jeffrey H. Brite, a member of its Board of Directors, effective date of November 1, 2004. This agreement ended upon the effective date of Jeffrey H. Brite’s resignation as a member of the Board of Directors effective March 7, 2007. As a consultant under this agreement, Mr. Brite assisted Fiberstars, Inc.’s President and Vice President of Sales in identifying, contacting and making introductions to key building project personnel in a position to facilitate the purchase of Fiberstars, Inc. products. In return, Fiberstars, Inc. compensated Mr. Brite with the award of an option for the acquisition of up to 40,000 shares of its common stock at a per share exercise price of $7.23 and with annual aggregate cash payments of $50,000 paid in quarterly installments during each of the years 2005, 2006 and 2007. Payments in the first quarter of 2007 to Brite totaled $13,960 and $15,500 in the first quarter of 2006.

Gensler Architecture, Design & Plannning, P.C., a New York Professional Corporation (“Gensler”) provides contract services to the Company in the areas of fixture design and marketing, targeted at expanding the market for the Company’s EFO®products. Mr. Jeffrey Brite, an employee of Gensler, was a member of the Company’s Board of Directors through March 7, 2007. The Company entered into a three year consulting agreement with Gensler, effective December 15, 2004. Gensler has agreed to assist Fiberstars’ marketing group with matters of structure, procedure and practices as they relate to the design, real estate and procurement communities, and to advise Fiberstars on strategies to enhance its visibility and image within the design and construction community as a manufacturer of preferred technology. In return, Fiberstars compensated Gensler with a one-time cash payment in 2005 of $60,750 for services delivered in advance of the completion of the negotiation of the Consulting Agreement, $50,000 annual cash payments to be paid in quarterly installments of $12,500 in arrears for each of the calendar years 2005, 2006 and 2007, and a one-time option award to acquire up to 75,000 shares of Fiberstars’ common stock at a per share exercise price of $6.57. The Company paid Gensler $12,500 in the first quarter of both 2007 and 2006.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related notes included elsewhere in this report and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2006.

When used in this discussion, the words "expects," "anticipates," "estimates," “plan,” and similar expressions are intended to identify forward-looking statements. These statements, which include statements as to our expected sales and gross profit margins, expected operating expenses and capital expenditure levels, our sales and marketing expenses, our general and administrative expenses, the adequacy of capital resources and necessity to raise additional funds, our critical accounting policies, expected restructuring costs related to our consolidation in Solon, Ohio, expected benefits from our consolidation and statements regarding pending litigation are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed under “Risk Factors” in our Annual Report on Form 10-K, as well as our ability to manage expenses, our ability to reduce manufacturing overhead and general and administrative expenses as a percentage of sales, our ability to collect on doubtful accounts receivable, our ability to increase cash balances in future quarters, the cost of enforcing or defending intellectual property, unforeseen adverse competitive, economic or other factors that may impact our cash position, risks associated with raising additional funds, and risks associated with our pending litigation. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

RESULTS OF OPERATIONS

Net sales decreased 6 % to $5,009,000 for the quarter ended March 31, 2007, as compared to the same quarter a year ago. The decrease was primarily a result of lower pool sales due to the slowdown in housing starts along with lower sales from Europe. These shortfalls were partially offset by higher EFO sales of $ 1,132,000 in the first quarter of 2007 compared to $263,000 in the first quarter of 2006. EFO sales in 2007 include sales from EFO fiber optic lighting, EFO LED, EFO Controls, and EFO Government products, whereas sales in 2006 include EFO fiber optic only. EFO fiber optic lighting sales in the first quarter of 2007 were $520,000. Due to higher EFO sales offsetting lower sales in the traditional fiber optic lines, pool lighting and traditional commercial, we expect overall sales to grow for fiscal 2007. However, the market for our products is highly dependent upon general economic conditions.

On March 31, 2006, we announced that we had received funding from DARPA for $2,100,000 to develop and install our high efficiency distributed lighting systems as a “commercial” product on three US Navy ships. This project resulted in revenue being recognized on a percentage of completion basis as milestones are completed between 2006 and 2007. We recognized revenue of $105,000 in the first quarter of 2007 for the completion of milestones.

During the first quarter of 2007, $234,000 of revenue was recognized on a percentage of completion basis for milestones completed as a subcontractor to the University of Delaware for continuing research on Very High Efficiency Solar Cells.

Gross profit was $1,470,000 in the first quarter of fiscal 2007, an 8% decrease compared to the same period in the prior year. The gross profit margin as a percentage of sales decreased from 30% for the first quarter of fiscal 2006 to 29 % for the first quarter of 2007. We expect gross profit margins for the full 2007 year to improve compared to 2006, assuming general economic conditions remain consistent.

Research and development expenses were $483,000 in the first quarter of fiscal 2007, an increase of $27,000 compared with the first quarter of fiscal 2006. Gross expenses for research and development decreased by 24% due to lower project costs and due to engineering costs associated with delivering the Navy ship install and University of Delaware milestones being included in cost of sales in the first quarter of 2007, whereas there were no such allocated expenses in 2006. Our research and development expense are reduced by credits received for achieving milestones under a development contract with the Department of Energy (“DOE”) that was signed in 2005 for a total of $1,500,000. The gross research and development spending along with credits from government contracts is shown in the table (in thousands):

	Three months ended March 31,
	2007	2006
Gross expenses for research and development	$670	$880

Deduct: credits from DARPA & DOE contracts	(187)	(424)

Net research and development expense	$483	$456

We expect research and development expense to decrease for the full year 2007 compared to 2006 due to continued inclusion of costs in costs of sales relating to revenue recognized.

Sales and marketing expenses increased by 17% to $2,620,000 in the first quarter of fiscal 2007 as compared to $2,241,000 for the same period in fiscal 2006. The increase is a result of increased sales and marketing efforts associated with the EFO product line. We expect sales and marketing expenses to be comparable to 2006 spending for the full year.

General and administrative expenses were $1,078,000 in the first quarter of fiscal 2007 and 2006. We expect general and administrative expenses to decrease in 2007 as compared to 2006.

We recorded a net loss of $2,606,000 in the first quarter of fiscal 2007 as compared to a net loss of $2,441,000 in the first quarter of fiscal 2006. The net loss in 2007 and 2006 was due primarily to soft sales in the first quarter in each period.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents

At March 31, 2007, our cash and cash equivalents were $3,923,000 as compared to $3,705,000 December 31, 2006, a net cash increase of $218,000 during the first three months of 2007. This compares to a net cash decrease of $4,739,000 for the same period in 2006. We also had $8,179,000 short-term securities at March 31, 2007 as compared to $12,263,000 in short-term securities at December 31, 2006, a decrease of $4,084,000.

Due to seasonality in the sales of our pool lighting products, our cash balances tend to decrease in the first half of the year and increase in the second half of the year. This is subject to the condition that the market for our products is highly dependent upon general economic conditions.

Cash was used in the period ended March 31, 2007 to pay accounts payable, accruals, and fund inventory additions.

Cash provided by (used in) Investing Activities

Investing activities provided cash of $ 4,011,000 during the first three months of 2007, compared to a use of cash of $837,000 for the same period of 2006. During both periods, cash was used for the acquisition of fixed assets. The sale of short-term securities in 2007 provided cash to fund fixed asset purchases and operations.

Cash Provided by Financing Activities

Financing activities contributed $185,000 to cash during the first three months of 2007. This net contribution was due primarily to the exercise of warrants and employee stock options for $302,000. For the same period in 2006, financing activities, from the exercise of warrants and employee stock options, were $245,000. $180,000 of cash was used to pay short and long-term borrowings in the period ended March 31, 2007.

The Company’s bank line of credit is based on an agreement with Silicon Valley Bank dated August 15, 2005. It was further amended September 25, 2006 and extended through August 15, 2007. This credit facility is for $5,000,000. At March 31, 2007 and December 31, 2006, the interest rate was 8.75%. The rate is the same for both the term-loan and line of credit in both periods and has a minimum tangible net worth covenant which the Company must meet going forward. On December 31, 2005 this agreement was amended and restated to include an additional $3,000,000 term-loan line of credit for equipment purchases. This agreement calls for repayment of principal in equal amounts over 4 years from the date of purchase of the equipment and has an interest rate of prime plus 0.5% if the quick ratio is greater than 1.5 and prime plus 1.5% if the quick ratio is at or below 1.5. Borrowings under the Silicon Valley Agreement are collateralized by the Company’s assets and intellectual property. Specific borrowings under the revolver are tied to accounts receivable and inventory balances, and the Company is required to comply with certain covenants with respect to effective net worth and financial ratios, which the Company met as of March 31, 2007. The Company had borrowings under the revolving line of credit of $1,000,000 at March 31, 2007 and at December 31, 2006. The Company had total borrowings of $2,092,000 under the term-loan portion of the agreement as of March 31, 2007, and $2,261,000 as of December 31, 2006. The Company pays an unused line fee of 0.25% against any unused daily balance during the year.

The $1,000,000 revolving line of credit is a current liability. Future maturities of obligations under the term-loan portion are as follows: 2007, $562,000, 2008, $676,000, 2009, $676,000, and 2010, $178,000.

Through the Company’s U.K. subsidiary, it maintains a bank overdraft facility of $492,000 (in UK pounds sterling, based on the exchange rate at March 31, 2007) under an agreement with Lloyds Bank Plc. There were no borrowings against this facility as of March 31, 2007 and December 31, 2006, respectively. The facility is renewed annually on January 1. The interest rate on the facility was 7.25% at March 31, 2007 and December 31, 2006.

Through the Company’s German subsidiary, it maintains a credit facility under an agreement with Sparkasse Neumarkt Bank. This credit facility was put in place to finance our building of new offices in Berching, Germany, which is owned and occupied by our German subsidiary. As of March 31, 2007 and December 31, 2006, the Company had borrowings of $373,000 (in Euros, based on the exchange rate at March 31, 2007) and $379,000 (in Euros, based on the exchange rate at December 31, 2006), respectively, against this credit facility, all of which comes due between 2007 and 2008. The interest rate was 5.35% at March 31, 2007 and December 31, 2006. In addition, the Company’s German subsidiary has a revolving line of credit for $201,000 (in Euros, based on the exchange rate at March 31, 2007) with Sparkasse Neumarkt Bank. As of March 31, 2007 there were borrowings against this facility of $185,000 and $124,000 against this facility at December 31, 2006. The revolving facility is renewed annually on January 1. Interest rates on this line of credit were 9.75% at March 31, 2007 and December 31, 2006. The $185,000 revolving line of credit is a current liability. Future maturities of remaining borrowings are $43,000 in 2007 and $330,000 in 2008.

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

CRITICAL ACCOUNTING POLICIES

The preparation of our financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies and the reported amounts of revenue and expenses in the financial statements. Material differences may result in the amount and timing of revenue and expenses if different judgments or different estimates were utilized. Critical accounting policies, judgments and estimates which we believe have the most significant impact on our financial statements include allowances for doubtful accounts, returns, warranties, valuation of inventories, and stock based compensation. For the detailed discussion of the application of policies critical to our business operations, see our Annual Report Form on 10-K for the year ended December 31, 2006.

RECENTLY ADOPTED STANDARDS

In July, 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN48”), an interpretation of FASB statement No. 109, “Accounting for Income Taxes”, regarding accounting for income tax uncertainties effective for fiscal years beginning after December 15, 2006. FIN 48 applies to all tax positions related to income taxes subject to SFAS 109 on Accounting for Income Taxes. The impact of adopting the positions of this interpretation did not have a material impact on our overall financial position or results of operations.

RECENT PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This standard is effective beginning January 1, 2008. The Company is currently evaluating the impact of adoption of the standard on our financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2007, we had $661,000 in cash held in foreign currencies based on the exchange rates at March 31, 2007. The balances for cash held overseas in foreign currencies are subject to exchange rate risk. We have a policy of maintaining cash balances in local currencies unless an amount of cash is occasionally transferred in order to repay inter-company debts.

As of March 31, 2007 we had borrowings of $185,000 (in Euros, based on the exchange rate at March 31, 2007) against a credit facility secured by real property owned by our German subsidiary. As of December 31, 2006, we had $124,000 (in Euros, based on the exchange rate at December 31, 2006) borrowed against this credit facility.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On February 21, 2007, a lawsuit was filed in The United States District Court, Eastern District of Missouri alleging that laminar flow products in the Company’s pool and spa line have infringed upon certain United States patents owned by Robert L. Kuykendal, Ronald S. Deichmann, and David R. Usher and licensed to Splash Technologies, Incorporated. The lawsuit seeks to halt such alleged infringement and an accounting related to products sold. The Company does not believe that these proceedings will have a material adverse effect on its consolidated financial position, results of operations, or liquidity.

Item 1A. Risk Factors

There are no significant changes in risk factors from our Annual Report Form 10-K for the year ended December 31, 2006.

Item 5. Other Information

On May 8, 2007, Energy Focus, Inc., a wholly-owned subsidiary of Fiberstars, Inc., was merged into Fiberstars, Inc. As a result of this merger, the name of Fiberstars, Inc., was changed to Energy Focus, Inc. Existing certificates for share of the Company, bearing the name Fiberstars, Inc., will continue to be valid certificates for Energy Focus, Inc., and no action is required by the shareholders as a result of the name change.

Item 6. Exhibits

Exhibit Number	Description of Documents
3.1	Certificate of Ownership And Merger, changing name of Registrant, effective May 8, 2007.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1**	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2003 (18 U.S.C. §1350).
32.2**	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2003 (18 U.S.C. §1350).

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

ENERGY FOCUS, INC.

Date: May 10, 2007	By:	/s/ John M. Davenport
John M. Davenport Chief Executive Officer

By:	/s/ Robert A. Connors
Robert A. Connors Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description of Documents
3.1	Certificate of Ownership and Merger, changing name of Registrant, effective May 8, 2007.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
3131.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1**	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2003 (18 U.S.C. §1350).
32.2**	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2003 (18 U.S.C. §1350).

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