Form 10-Q
period 2007-06-30
ENERGY FOCUS, INC/DE
filed 2007-08-09
CIK 924168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007
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

The number of outstanding shares of the registrants’ Common Stock, $0.0001 par value, as of July 31, 2007 was 11,490,555.

TABLE OF CONTENTS

Part I - FINANCIAL INFORMATION

Item 1	Financial Statements:

	a.	Condensed Consolidated Balance Sheets at June 30, 2007 (unaudited) and December 31, 2006	3

	b.	Condensed Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2007 and 2006 (unaudited)	4

	c.	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three Months and Six Months Ended June 30, 2007 and 2006 (unaudited)	5

	d.	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2007 and 2006 (unaudited)	6

	e.	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations		14

Item 3	Quantitative and Qualitative Disclosures About Market Risk		18

Item 4	Controls and Procedures		18

Part II - OTHER INFORMATION

Item 1	Legal Proceedings		19

Item 1A	Risk Factors		19

Item 5	Other Information		27

Item 6	Exhibits		27

	Signatures		28

	Exhibit Index		29

Item 1. Financial Statements

ENERGY FOCUS, INC.
CONDENSED
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	June 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,974	$3,705
Short-term investments	6,767	12,263
Accounts receivable trade, net	4,854	6,185
Inventories, net	8,115	7,708
Prepaid and other current assets	627	324
Total current assets	25,337	30,185

Fixed assets, net	5,617	5,978
Goodwill, net	4,252	4,247
Other assets	162	182
Total assets	$35,368	$40,592

LIABILITIES
Current liabilities:
Accounts payable	$2,530	$4,202
Accrued liabilities	1,735	1,671
Credit Line borrowings	1,130	1,124
Short-term bank borrowings	814	778
Total current liabilities	6,209	7,775
Deferred tax liabilities	155	75
Long-term bank borrowings	1,627	1,862
Total liabilities	7,991	9,712

SHAREHOLDERS’ EQUITY
Common stock	1	1
Additional paid-in capital	54,721	53,841
Accumulated other comprehensive income	694	601
Accumulated deficit	(28,039)	(23,563)
Total shareholders’ equity	27,377	30,880
Total liabilities and shareholders’ equity	$35,368	$40,592

The accompanying notes are an integral part of these financial statements.

ENERGY FOCUS, INC.
CONDENSED
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands except per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net sales	$6,704	$7,709	$11,713	$13,037
Cost of sales	4,424	5,381	7,963	9,106
Gross profit	2,280	2,328	3,750	3,931
Operating expenses:

Research and development	675	436	1,158	891
Sales and marketing	2,328	2,609	4,948	4,853
General and administrative	1,067	1,537	2,145	2,615
Restructure expense	89	195	89	636
Total operating expenses	4,159	4,777	8,340	8,995
Loss from operations	(1,879)	(2,449)	(4,590)	(5,064)
Other income (expense):
Other income/(expense)	35	13	42	27
Interest income/ (expense)	40	52	139	160

Loss before income taxes	(1,804)	(2,384)	(4,409)	(4,877)
Benefit from (provision for) income taxes	(66)	85	(67)	136
Net loss	$(1,870)	$(2,299)	$(4,476)	$(4,741)

Net loss per share – basic and diluted	$(0.16)	$(0.20)	$(0.39)	$(0.42)

Shares used in computing net loss per share – basic and diluted	11,489	11,356	11,484	11,299

The accompanying notes are an integral part of these financial statements

ENERGY FOCUS, INC.
CONDENSED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net loss	$(1,870)	$(2,299)	$(4,476)	$(4,741)

Other comprehensive income (loss)
Foreign currency translation adjustments	46	110	102	176
Net unrealized gain (loss) on securities	12	68	(9)	146
Comprehensive loss	$(1,812)	$(2,121)	$(4,383)	$(4,419)

The accompanying notes are an integral part of these financial statements

ENERGY FOCUS, INC.
CONDENSED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(4,476)	$(4,741)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	642	485
Stock-based compensation	495	514
Unrealized gain (loss) from marketable securities	(9)	146
Provision for doubtful accounts receivable	17	45
Deferred taxes	96	—
Changes in assets and liabilities:
Accounts receivable	1,357	(688)
Inventories	(385)	320
Prepaid and other current assets	(301)	131
Other assets	20	87
Accounts payable	(1,595)	(413)
Accrued liabilities	54	(1,732)
Total adjustments	391	(1,105)
Net cash used in operating activities	(4,085)	(5,846)

Cash flows from investing activities:
Purchase of short-term investments	(37,090)	(70,027)
Sale of short-term investments	42,648	70,512
Acquisition of fixed assets	(281)	(2,282)
Net cash provided by (used in) investing activities	5,277	(1,797)

Cash flows from financing activities:
Cash proceeds from exercise of stock options	385	473
Proceeds from credit line borrowings	223	2,325
Payments of short and long-term bank borrowings	(418)	(209)
Collection of loan made to shareholder	—	62
Net cash provided by financing activities	190	2,651

Effect of exchange rate changes on cash	(113)	27

Net increase (decrease) in cash and cash equivalents	1,269	(4,965)
Cash and cash equivalents, beginning of period	3,705	5,554
Cash and cash equivalents, end of period	$4,974	$589

The accompanying notes are an integral part of these financial statements

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

1. Summary of Significant Accounting Policies

Interim Financial Statements (unaudited)
Although unaudited, the interim financial statements in this report reflect all adjustments, consisting only of all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position, results of operations and cash flows for the interim periods covered and of the financial condition of Energy Focus, Inc. (the “Company”) at the interim balance sheet date. The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

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

Short-term investments at June 30, 2007 were as follows (in thousands):

	Cost	Net unrealized gain	Estimated Fair Value
Money Market Fund	$2,296	$—	$2,296
Commercial Paper	4,411	60	4,471
Total	$6,707	$60	$6,767

The short-term investments maturing over the next year total $6,767,000.

The change in net unrealized holding gains on securities available for sale in the amount of $12,000 has been credited to other comprehensive income for the quarter ended June 30, 2007. The cost of securities sold is based on the specific identification method.

Proceeds from the sale of available securities during 2007 were $42,648,000. Gross gains of $147,000 were realized on the sales of available for sale securities during 2007. These gains on interest bearing securities are included as part of interest income/ (expense) in the Consolidated Statements of Operations.

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

A reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):
	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Numerator - net loss	$(1,870)	$(2,299)	$(4,476)	$(4,741)
Denominator - Basic and Diluted EPS
Weighted average shares outstanding	11,489	11,356	11,484	11,299
Basic and Diluted net loss per share	$(0.16)	$(0.20)	$(0.39)	$(0.42)

At June 30, 2007, options and warrants to purchase 1,723,000 shares of common stock were outstanding, but were not included in the calculation of diluted EPS because their inclusion would have been antidilutive. Options and warrants to purchase 1,415,000 shares of common stock were outstanding at June 30, 2006, but were not included in the calculation of diluted EPS because their inclusion would have been antidilutive.

Stock- Based Compensation

Our stock-based compensation plans are described in detail in our Annual Report on Form 10-K for the year ended December 31, 2006.

For the three months and six months periods ended June 30, 2007, the Company recorded stock based compensation expense of $243,000 and $495,000, respectively, compared to $ 351,000 and $514,000 for same periods ended June 30, 2006. Total unearned compensation of $1,820,000 remains at June 30, 2007 compared to $1,959,000 at December 31, 2006. These costs will be charged to expense and amortized on a straight line basis in future periods through 2011. The remaining weighted average life of the outstanding options is approximately 1.5 years.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. Estimates utilized in the calculation include the expected life of option, risk-free interest rate, and volatility and are further comparatively detailed below. During the quarter ended June 30, 2007, the Company granted additional stock options in the normal course of business to purchase 100,000 shares of common stock at exercise prices ranging from $6.36 to $6.53 per share vesting over five years with a contractual life of ten years. The fair value of these options ranged from $3.038 to $3.142. The future unearned compensation is $296,000. The fair value of all stock options outstanding was determined using the following weighted average assumptions:

	Six Months Ended June 30,
	2007	2006
Expected life of option	4.0 years	4.0 years
Risk-free interest rate	4.47%	4.18%
Expected Volatility	69%	77%

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

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Balance at the beginning of the period	$200	$393	$230	$393
Accruals for warranties issued during the period	136	10	169	95
Settlements made during the period (in cash or in kind)	(124)	(83)	(187)	(168)
Balance at the end of the period	$212	$320	$212	$320

Reclassifications

Certain prior year information has been reclassified to conform to the current year presentation.

2. Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost determined using the first-in, first-out cost method) or market and consist of the following (in thousands):

	June 30, 2007	December 31, 2006

Raw materials	$6,835	$6,354
Inventory Reserve	(412)	(899)
Finished goods	1,692	2,253
	$8,115	$7,708

3. Bank Borrowings

The Company’s bank line of credit is based on an agreement with Silicon Valley Bank dated August 15, 2005. It was further amended September 25, 2006 and extended through August 15, 2007. This credit facility is for $5,000,000. At June 30, 2007 and December 31, 2006, the interest rate was 8.75%. The rate is the same for both the term-loan and line of credit in both periods and has a minimum tangible net worth covenant which the Company must meet going forward. On December 31, 2005 this agreement was amended and restated to include an additional $3,000,000 term-loan line of credit for equipment purchases. This agreement calls for repayment of principal in equal amounts over 4 years from the date of purchase of the equipment and has an interest rate of prime plus 0.5% if the quick ratio is greater than 1.5 and prime plus 1.5% if the quick ratio is at or below 1.5. Borrowings under the Silicon Valley Agreement are collateralized by the Company’s assets and intellectual property. Specific borrowings under the revolver are tied to accounts receivable and inventory balances, and the Company is required to comply with certain covenants with respect to effective net worth and financial ratios, which the Company met as of June 30, 2007. The Company had borrowings under the revolving line of credit of $1,000,000 at June 30, 2007 and at December 31, 2006. The $1,000,000 revolving line of credit is a current liability. The Company had total borrowings of $2,083,000 under the term-loan portion of the agreement as of June 30, 2007, and $2,261,000 as of December 31, 2006. The Company pays an unused line fee of 0.25% against any unused daily balance during the year.

Through a U.K. subsidiary, the Company maintains a bank overdraft facility of $502,000 (in UK pounds sterling, based on the exchange rate at June 30, 2007) under an agreement with Lloyds Bank Plc. There were no borrowings against this facility as of June 30, 2007 or December 31, 2006. The facility is renewed annually on January 1. The rate on the facility was 7.75% at June 30, 2007 and 7.25% at December 31, 2006.

Through a German subsidiary, the Company maintains a credit facility under an agreement with Sparkasse Neumarkt Bank. This credit facility was put in place to finance the building of new offices in Berching, Germany, which are owned and occupied by the Company’s German subsidiary. As of June 30, 2007 the Company had borrowings of $358,000 (in Euros, based on the exchange rate at June 30, 2007) and $379,000 (in Euros, based on the exchange rate at December 31, 2006) against this credit facility. The interest rate was 5.35% at June 30, 2007 and December 31, 2006. In addition, the Company’s German subsidiary has a revolving line of credit for $199,000 (in Euros, based on the exchange rate at June 30, 2007) with Sparkasse Neumarkt Bank. As of June 30, 2007 there were borrowings against this facility of $130,000 compared to $124,000 at December 31, 2006. The revolving facility is renewed annually on January 1. Interest rates on this line of credit were 10.25% at June 30, 2007 and 9.75% at December 31, 2006. The $130,000 revolving line of credit is a current liability.

Future maturities of remaining borrowings are (in thousands):

Through June 30,	U.S.A.	Germany	Total
2008	$766	$48	$814

2009	665	51	716

2010	602	53	655

2011	50	56	106

2012	—	59	59

2013 and Thereafter	—	91	91
Total Committment	$2,083	$358	$2,441

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

A summary of sales by geographic area is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

U.S. Domestic	$4,491	$5,859	$7,779	$9,343
Other Countries	2,213	1,850	3,934	3,694
	$6,704	$7,709	$11,713	$13,037

Geographic sales are categorized based on the location of the customer to whom the sales are made.

A summary of sales by product line is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Pool and Spa Lighting	$3,621	$4,342	$6,102	$7,139
Commercial Lighting	3,083	3,367	5,611	5,898
	$6,704	$7,709	$11,713	$13,037

A summary of long-lived geographic assets (fixed assets and goodwill) is as follows (in thousands):

	June 30, 2007	December 31, 2006

United States Domestic	$8,070	$8,406
Germany	1,647	1,674
Other Countries	152	145
	$9,869	$10,225

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

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 159 on our consolidated financial position and results of operations.

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

8. Goodwill

Goodwill represents the excess of acquisition cost over the fair value of tangible and identified intangible net assets of the businesses acquired. The Company has $ 4,252,000 in goodwill on its consolidated balance sheet as of June 30, 2007 and $4,247,000 at December 31, 2006. Goodwill is not amortized, but is subjected to an annual impairment test. When events or changes in circumstances indicate that assets may be impaired, an evaluation is performed comparing the estimated future undiscounted cash flows associated with the asset to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow is required. During the period ending June 30, 2007, no instances or events required any valuation or update.

9. Income Taxes

A full valuation allowance is recorded against the Company’s U.S. and German deferred tax assets as management cannot conclude, based on available objective evidence, when the gross value of its deferred tax assets will be realized. The Company accrues foreign tax expenses or benefits as these are incurred. Deferred tax liabilities were $155,000 at June 30, 2007 and $75,000 at December 31, 2006 relating to differences in the timing of the recording of expenses for book and tax purposes.

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

11. Related Party Transactions

The Company entered into a consulting agreement with Jeffrey H. Brite, a member of its Board of Directors, effective November 1, 2004. This agreement ended upon the effective date of Jeffrey H. Brite’s resignation as a member of the Board of Directors effective March 7, 2007. As a consultant under this agreement, Mr. Brite assisted the Company’s President and Vice President of Sales in identifying, contacting and making introductions to key building project personnel in a position to facilitate the purchase of the Company’s products. In return, the Company compensated Mr. Brite with the award of an option for the acquisition of up to 40,000 shares of its common stock at a per share exercise price of $7.23 and with annual aggregate cash payments of $50,000 paid in quarterly installments during each of the years 2005, 2006 and 2007. There were no payments in the second quarter of 2007 to Brite. Payments total $13,960 for the six months ending June 30, 2007. Payments in the second quarter of 2006 and for the six months ending June 30, 2006 totaled $15,500 and $31,000, respectively.

Gensler Architecture, Design & Plannning, P.C., a New York Professional Corporation (“Gensler”) provides contract services to the Company in the areas of fixture design and marketing targeted at expanding the market for the Company’s EFO™ products. Mr. Jeffrey Brite, an employee of Gensler, was a member of the Company’s Board of Directors through March 7, 2007. The Company entered into a three year consulting agreement with Gensler effective December 15, 2004. Gensler has agreed to assist the Company’s marketing group with matters of structure, procedure and practices as they relate to the design, real estate and procurement communities, and to advise the Company on strategies to enhance its visibility and image within the design and construction community as a manufacturer of preferred technology. In return, the Company compensated Gensler with a one-time cash payment in 2005 of $60,750 for services delivered in advance of the completion of the negotiation of the Consulting Agreement. A $50,000 annual cash payment was to be paid in quarterly installments of $12,500 in arrears for each of the calendar years 2005, 2006 and 2007, and a one-time option award to acquire up to 75,000 shares of the Company’s common stock at a per share exercise price of $6.57. The Company paid Gensler $12,500 and $25,000 for the three and six month periods, respectively ending June 30 of both 2007 and 2006.

Effective February 3, 2006 the Company entered into a consulting agreement with David Ruckert, a member of its Board of Directors, which provided for nine months of assistance with marketing of the Company’s EFO Products, at a cost of $10,000 per month. In addition, Mr. Ruckert was to be granted options to purchase 32,000 shares of the Company’s common stock, if an amendment to the 2004 Plan, authorizing additional shares, was approved by shareholders at the 2006 annual meeting. Such shares were granted following the shareholder approval of the amendment of the 2004 Plan. On November 30, 2006, the Company entered into an amendment of the consulting agreement. Pursuant to the terms of the amendment, the term was extended for a period of up to an additional 12 months, at the same monthly compensation. The agreement may be terminated by the Company upon 30 days notice. Under this agreement the Company paid Mr. Ruckert $23,000 and $66,000 in the quarter and the six months ending June 30, 2007, respectively. Payments in 2006 to Mr. Ruckert were $43,000 and $69,000 in the quarter and six months ending June 30, 2006, respectively..

12. Restructuring

In June 2005, the Company announced its plans to close its Fremont office and consolidate most of its operations in Solon, Ohio, where the Company already had a local sales office and a manufacturing facility. The Company recognized restructuring charges of $195,000 in the second quarter of 2006 and $636,000 for the six months ending June 30, 2006.

During the second quarter of 2007, the Company initiated further restructuring efforts designed to consolidate sales operations and administration for improved efficiency. The Company charged $89,000 to restructuring in the three months and $89,000 in the six months ended June 30, 2007.

13. Reorganization

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

When used in this discussion, the words "expects," "anticipates," "estimates," “plan,” and similar expressions are intended to identify forward-looking statements. These statements, which include statements as to our expected sales and gross profit margins, expected operating expenses and capital expenditure levels, our sales and marketing expenses, our general and administrative expenses, the adequacy of capital resources and necessity to raise additional funds, our critical accounting policies, expected restructuring costs related to our consolidation in Solon, Ohio, expected benefits from our consolidation and statements regarding pending litigation are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below under “Risk Factors” and those discussed in our Annual Report on Form 10-K, as well as our ability to manage expenses, our ability to reduce manufacturing overhead and general and administrative expenses as a percentage of sales, our ability to collect on doubtful accounts receivable, our ability to increase cash balances in future quarters, the cost of enforcing or defending intellectual property, unforeseen adverse competitive, economic or other factors that may impact our cash position, risks associated with raising additional funds, and risks associated with our pending litigation. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

RESULTS OF OPERATIONS

Net sales decreased 13% to $6,704,000 for the quarter ended June 30, 2007, as compared to the same quarter a year ago. The decrease was primarily a result of lower pool sales due to the slowdown in housing starts along with lower sales from Europe. EFO sales were $1,477,000 in the second quarter of 2007 compared to $938,000 in the second quarter of 2006. Through June 30, 2007 EFO sales were $2,609,000 compared to $1,201,000 through June 30, 2006. EFO sales in 2007 include sales from EFO fiber optic lighting, EFO LED, EFO Controls, and EFO Government products, whereas sales in 2006 include EFO fiber optic only. EFO fiber optic lighting sales in the second quarter of 2007 were $730,000 and $1,250,000 through June 30, 2007. We expect overall sales to be flat for fiscal 2007 with higher EFO sales offsetting lower sales in the traditional fiber optic lines, pool lighting and traditional commercial. However, the market for our products is highly dependent upon general economic conditions.

On March 31, 2006, we announced that we had received funding from the U. S. Defense Advanced Research Project Agency (“DARPA”) for $2,100,000 to develop and install our high efficiency distributed lighting systems as a “commercial” product on three US Navy ships. This project resulted in revenue being recognized on a percentage of completion basis as milestones are completed between 2006 and 2007. No revenue was recognized in the second quarter of 2007, compared to $549,000 being recognized in the same period in 2006. Revenue of $105,000 has been recognized in the first six months of 2007 for the completion of milestones compared to $549,000 being recognized in the same period in 2006.

During the first quarter of 2007, $234,000 of revenue was recognized on a percentage of completion basis for milestones completed as a subcontractor to the University of Delaware for continuing research on Very High Efficiency Solar Cells. There was no revenue recognized in the second quarter of 2007.

Gross profit was $2,280,000 in the second quarter of fiscal 2007, a 2% decrease compared to the same period in the prior year. The gross profit margin as a percentage of sales increased from 30% for the second quarter of fiscal 2006 to 34% for the second quarter of 2007. We expect gross profit margins for the full 2007 year to improve compared to 2006, assuming general economic conditions remain consistent.

Research and development expenses were $675,000 in the second quarter of fiscal 2007, an increase of $239,000 compared with the second quarter of fiscal 2006. Gross expenses for research and development in the second quarter of 2007 increased by 11% due, in part, to higher project costs and due to lower engineering costs associated with delivering the Navy ship install which is included in cost of sales in the second quarter of 2006. Our research and development expenses are reduced by credits received for achieving milestones under a development contract with the Department of Energy (“DOE”) that was signed in 2005 for a total of $1,500,000. Through June 30, 2007 net research and development expenses are $1,158,000 compared to $891,000 through June 30, 2006. The gross and net research and development spending along with credits from government contracts is shown in the table:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Gross expenses for research and development	$864	$777	$1,534	$1,656

Deduct: credits from DARPA & DOE contracts	(189)	(341)	(376)	(765)

Net research and development expense	$675	$436	$1,158	$891

We expect research and development expense to decrease for the full year 2007 compared to 2006.

Sales and marketing expenses decreased by 11% to $2,328,000 in the second quarter of fiscal 2007 as compared to $2,609,000 for the same period in fiscal 2006. The decrease is a result of lower commission expense due to weaker sales. Sales and marketing expenses increased by 2% to $4,948,000 in the first six months of 2007 as compared to the same period in 2006. This was due to increased sales and marketing efforts associated with the EFO product line. We expect sales and marketing expenses to be comparable to 2006 spending for the full year.

General and administrative expenses were $1,067,000 in the second quarter of fiscal 2007, a decrease of $470,000 or 31% from 2006. General and administrative expenses were $2,145,000 for the first six months of 2007 compared to $2,615,000 for the same period in 2006. The decrease was due to the impact of expenses recognized in 2006 for implementation of FAS123R and Sarbanes Oxley. We expect general and administrative expenses to decrease in 2007 as compared to 2006.

We recorded a net loss of $1,870,000 in the second quarter of fiscal 2007 as compared to a net loss of $2,299,000 in the second quarter of fiscal 2006. Net losses for the six months ending June 30, 2007 were $4,476,000 compared to losses of $4,741,000 for first six months of 2006. The net losses in the three months and six months ending June 30, 2007 decreased compared to the losses for the same periods in 2006 due to lower expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents

At June 30, 2007, our cash and cash equivalents were $4,974,000 as compared to $3,705,000 at December 31, 2006, a net cash increase of $1,269,000 during the first six months of 2007. This compares to a net cash decrease of $4,965,000 for the same period in 2006. We also had $6,767,000 of short-term securities at June 30, 2007 as compared to $12,263,000 in short-term securities at December 31, 2006, a decrease of $5,496,000.

Due to seasonality in the sales of our pool lighting products, our cash balances tend to decrease in the first half of the year and increase in the second half of the year. Cash provided through accounts receivable was $1,357,000 in the first half of 2007 due largely to the seasonal nature of collections in the sales and payment of Pool and Spa Lighting products. This is subject to the condition that the market for our products is highly dependent upon general economic conditions.

Cash was used in the six months period ended June 30, 2007 to pay accounts payable and fund inventory additions.

Cash provided by or used in Investing Activities

Investing activities provided cash of $5,277,000 during the first six months of 2007, compared to a use of cash of $1,797,000 for the same period of 2006. During both periods, cash was used for the acquisition of fixed assets. Fixed asset purchases from Advanced Lighting Technologies, Inc. were $1,325,000 in the first six months of 2006 due to additional fixed assets required in order to move forward with EFO products and future R and D efforts. The sale of short-term securities in 2007 provided cash to fund fixed asset purchases and operations.

Cash Provided by Financing Activities

Financing activities contributed $190,000 to cash during the first six months of 2007. This net contribution was due primarily to the exercise of warrants and employee stock options for $385,000. For the same period in 2006, financing activities from the exercise of warrants and employee stock options were $473,000. $418,000 of cash was used to pay short and long-term borrowings in the period ended June 30, 2007.

The Company’s bank line of credit is based on an agreement with Silicon Valley Bank dated August 15, 2005. It was further amended September 25, 2006 and extended through August 15, 2007. This credit facility is for $5,000,000. At June 30, 2007 and December 31, 2006, the interest rate was 8.75%. The rate is the same for both the term-loan and line of credit in both periods and has a minimum tangible net worth covenant which the Company must meet going forward. On December 31, 2005 this agreement was amended and restated to include an additional $3,000,000 term-loan line of credit for equipment purchases. This agreement calls for repayment of principal in equal amounts over 4 years from the date of purchase of the equipment and has an interest rate of prime plus 0.5% if the quick ratio is greater than 1.5 and prime plus 1.5% if the quick ratio is at or below 1.5. Borrowings under the Silicon Valley Agreement are collateralized by the Company’s assets and intellectual property. Specific borrowings under the revolver are tied to accounts receivable and inventory balances, and the Company is required to comply with certain covenants with respect to effective net worth and financial ratios, which the Company met as of June 30, 2007. The Company had borrowings under the revolving line of credit of $1,000,000 at June 30, 2007 and at December 31, 2006. The $1,000,000 revolving line of credit is a current liability. The Company had total borrowings of $2,083,000 under the term-loan portion of the agreement as of June 30, 2007, and $2,261,000 as of December 31, 2006. The Company pays an unused line fee of 0.25% against any unused daily balance during the year.

Through our U.K. subsidiary, we maintain a bank overdraft facility of $502,000 (in UK pounds sterling, based on the exchange rate at June 30, 2007) under an agreement with Lloyds Bank Plc. There were no borrowings against this facility as of June 30, 2007 or December 31, 2006. The facility is renewed annually on January 1. The interest rate on the facility was 7.75% at June 30, 2007 and 7.25% at December 31, 2006. On July 8, 2007 the rate increased to 8.0%.

Through our German subsidiary, we maintain a credit facility under an agreement with Sparkasse Neumarkt Bank. This credit facility was put in place to finance the building of new offices in Berching, Germany, which are owned and occupied by our German subsidiary. As of June 30, 2007 the Company had borrowings of $358,000 (in Euros, based on the exchange rate at June 30, 2007) and $379,000 at December 31,2006 (in Euros, based on the exchange rate at December 31, 2006) against this credit facility. The interest rate was 5.35% at June 30, 2007 and December 31, 2006. In addition, the Company’s German subsidiary has a revolving line of credit for $199,000 (in Euros, based on the exchange rate at June 30, 2007) with Sparkasse Neumarkt Bank. As of June 30, 2007 there were borrowings against this facility of $130,000 compared to $124,000 at December 31, 2006. The revolving facility is renewed annually on January 1. Interest rates on this line of credit were 10.25% at June 30, 2007 and 9.75% at December 31, 2006. The $130,000 revolving line of credit is a current liability.
Future maturities of remaining borrowings are (in thousands):

Through June 30,	U.S.A.	Germany	Total
2008	$766	$48	$814

2009	665	51	716

2010	602	53	655

2011	50	56	106

2012	—	59	59

2013 and Thereafter	—	91	91

Total Commitment	$2,083	$358	$2,441

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

CRITICAL ACCOUNTING POLICIES

The preparation of our financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies and the reported amounts of revenue and expenses in the financial statements. Material differences may result in the amount and timing of revenue and expenses if different judgments or different estimates were utilized. Critical accounting policies, judgments and estimates which we believe have the most significant impact on our financial statements include allowances for doubtful accounts, returns, warranties, valuation of inventories, and stock based compensation. For the detailed discussion of the application of policies critical to our business operations, see our Annual Report on Form 10-K for the year ended December 31, 2006.

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

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 159 on our consolidated financial position and results of operations.

RESTRUCTURING

In June 2005, we announced plans to close our Fremont office and consolidate most of our operations in Solon, Ohio, where the Company already had a local sales office and a manufacturing facility. We recognized restructuring charges of $195,000 in the second quarter of 2006 and $636,000 for the six months ending June 30, 2006. During the second quarter of 2007, we initiated further restructuring efforts designed to consolidate sales operations and administration for improved efficiency. We charged $89,000 to restructuring in the three months and $89,000 in the six months ended June 30, 2007.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2007, we had $778,000 in cash held in foreign currencies based on the exchange rates at June 30, 2007. The balances for cash held overseas in foreign currencies are subject to exchange rate risk. We have a policy of maintaining cash balances in local currencies unless an amount of cash is occasionally transferred in order to repay inter-company debts.

As of June 30, 2007, we had borrowings of $130,000 (in Euros, based on the exchange rate at June 30, 2007) against a credit facility secured by real property owned by our German subsidiary. As of December 31, 2006, we had $124,000 (in Euros, based on the exchange rate at December 31, 2006) borrowed against this credit facility.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On February 21, 2007, a lawsuit was filed in The United States District Court, Eastern District of Missouri alleging that laminar flow products in the Company’s pool and spa line have infringed upon certain United States patents owned by Robert L. Kuykendal, Ronald S. Deichmann, and David R. Usher and licensed to Splash Technologies, Incorporated. The lawsuit seeks to halt such alleged infringement and an accounting related to products sold. We believe that none of our products infringe any of the patents which are the subject of the lawsuit and that these proceedings will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Item 1A. Risk Factors

The U.S. housing market has been in decline in 2007 which may lead to a general economic decline and reduced sales of our products.

It has been reported that housing permits continue to be down in many of our key markets. In the past this has been a key indicator of swimming pool sales as many of our sales in this market are to new home buyers. This could cause a steeper decline in pool lighting sales than previously anticipated. In addition, the declining housing market could cause a general economic downturn which would lead to slower purchases of our other products, leading lower sales in 2007.

We have recently changed our name and the focus of our business and may be unsuccessful or experience difficulties in implementing this change. If this occurs, we may not be able to achieve operating profitability.

In connection with the reorganization and restructuring of Fiberstars, we changed our name to Energy Focus Inc. and we intend to shift the primary focus of our business from our pool lighting and traditional commercial products to products using our EFO technology. While we intend to continue designing and manufacturing pool and spa products, we plan to allocate significant resources to the development, marketing and distribution of our EFO system in the accent lighting market. We have a limited operating history in this market, and our shift in focus may affect our ability to accurately forecast sales, establish adequate reserves, estimate amounts of warranty and returns and other similar expenses. Our ability to achieve and maintain profitability depends on our ability to successfully implement our new business strategy.

Our operating results are subject to fluctuations caused by many factors that could result in decreased revenue and a decline in the price of our common stock.

Our quarterly operating results can vary significantly depending upon a number of factors which may include, but are not limited to the lighting market’s acceptance of, and demand for, our products; the level and seasonality of orders and the delivery of new products; the continued availability of our current manufacturing channels and raw material suppliers; the continued availability of our distributors or the availability of replacement distribution channels, fluctuations in our sales volumes and mix of low and high margin products; product development and marketing expenditures, which are made well in advance of potential resulting revenue; increased expenses in research and development if we are not able to meet certain milestones in our Defense Advanced Research Project Agency, or DARPA, contracts; the seasonality of the construction industry, which results in a substantial portion of our historical quarterly sales in the last month of each of the second and fourth quarters of the year; the inability to make any significant adjustment in our operating expenses if sales fall below our expectations since a significant portion of our expenses are relatively fixed; and the impact of natural disasters, terrorist acts and other unforeseeable catastrophic events.

Although we attempt to control our expense levels, these levels are based, in part, on anticipated revenue. Therefore, we may not be able to control spending in a timely manner to compensate for any unexpected revenue shortfall.

Period-to-period comparisons of our operating results should not be relied upon as an indication of future performance. The results may be below the expectations of market analysts or investors, which would likely cause our share price to decline.

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

We plan on allocating a significant amount of resources to the research and development of our EFO lighting technology. If our EFO lighting system is not accepted in our target markets, we may not recoup these expenses.

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

We manufacture our large core fiber through a unique proprietary process and currently have one machine that manufactures this fiber, located at the facility we lease in Solon, Ohio. This large core fiber is used in a majority of our EFO systems. As a result, we are subject to manufacturing delays due to facility shutdown, power loss or labor difficulties. If our facility were to experience temporary shutdown, or be unable to function at predicted capacity, we may be unable to meet our demand in a cost efficient manner, if at all. Furthermore, our ability to modify our production output for custom orders is limited by our having one machine at a single facility. In addition, our alternative method is not cost effective. In 2005 and 2006 we entered into agreements with Advanced Lighting Technologies, Inc. (“ADLT”) to purchase two coating machines and the supply of certain coatings which will be operated and maintained by a third party. If this machine is not operated or maintained properly we may experience delays in our manufacturing process.

Two of our coating machines are operated by a third party. If the third party does not operate and/or maintain the machines properly, we may experience manufacturing delays.

In 2005 and 2006 we entered into agreements with ADLT to purchase two coating machines and the supply of certain coatings which will be operated and maintained by a third party. If this machine is not operated or maintained properly we may experience delays in our manufacturing process.

If electricity costs decline or if regulatory requirements for energy efficient lighting are repealed, demand for our products may decline.

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

Mitsubishi is the sole supplier of our small diameter stranded fiber, which is used extensively in our fiber pool and spa lighting products, and to a lesser extent, in our EFO systems. We also rely on a third party to operate and maintain our arctube machines to produce EFO lamps. The loss of Mitsubishi as a supplier or ADLT as a third party operator could result in delays in the shipment of products, additional expense associated with redesigning products, impaired margins, reduced production volumes, strained customer relations and loss of business or could otherwise harm our results of operations.

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

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential shareholders could lose confidence in our financial reporting which could harm our business and the trading price of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting each year. We have prepared for compliance with Section 404 by strengthening, assessing and testing our system of internal controls to provide the basis for our report. However, the continuous process of strengthening our internal controls and complying with Section 404 is expensive and time consuming, and requires significant management attention. We cannot be certain that these measures will ensure that we will maintain adequate control over our financial processes and reporting. If we or our independent registered public accounting firm discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, future non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension or delisting of our common stock from The NASDAQ National Market and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price. Estimates of our annual costs, independent of additional audit fees, required to comply with Section 404 after 2006 on an on-going basis are $300,000 or higher. While we expect these costs to impact our operating expenses, we cannot predict or estimate the amount of future additional costs we may incur or the timing of such costs.

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

We prepare our financial statements to conform with generally accepted accounting principles, or GAAP, in the United States. Those accounting principles are subject to interpretation by the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, accounting policies affecting many aspects of our business, including rules relating to tax expense, have recently been revised or are under review. The Financial Accounting Standards Board and other agencies have finalized changes to GAAP required us, starting in our first quarter of 2007, to evaluate our tax provision. We may have significant and ongoing accounting charges resulting from this evaluation, which could increase tax expense.

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

We sell a significant portion of our pool and spa lighting products through South Central Pools, LLC (“SCP”). SCP accounted for approximately 10%, 11% and 11% of our net sales in 2004, 2005 and 2006, respectively. If SCP ceases to purchase or substantially decreases its volume of purchases, this could significantly reduce the availability of our products to end users, which could negatively impact our net sales and operating results. Furthermore, because SCP is the largest distributor in the United States, we may not be able to increase sales to our other distributors sufficiently to offset the loss resulting from SCP’s reduction or cessation in sales.

The loss of a key sales representative could have a negative impact on our net sales and operating results.

We rely on key sales representatives and outside sales agents for a significant portion of our sales. These sales representatives and outside sales agents have unique relationships with our customers and would be difficult to replace. The loss of a key sales representative or outside sales agent could interfere with our ability to maintain customer relationships and result in declines in our net sales and operating results. In addition, these sales representatives and sales agents carry multiple product lines, including those of our competitors. Generally, a sales representative or sales agent will primarily sell products from one well-established company and supplement these sales with products from smaller companies, such as Energy Focus. As a result, if we lost a key sales representative or sales agent, we may have difficulty replacing the sales representative or sales agent, if at all, which could negatively impact our net sales.

We use plants in Mexico, India and Taiwan to manufacture and assemble many of our pool and spa products. The supply of these finished goods may be impacted by local political or social conditions as well as the financial strength of the companies with which we do business.

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

We have significant international activities and customers, and plan to continue these efforts, which subject us to additional business risks, including logistical complexity, political instability and the general economic conditions in those markets. Sales outside the United States accounted for approximately 33% of our net sales in 2004, 33% of our net sales in 2005 and 31% of our net sales in 2006. Because the market for our products tends to be highly dependent upon general economic conditions, declining general economic conditions would likely harm our operating results.

The Company faces risks in conducting business internationally including multiple, conflicting and changing laws and regulations, export and import restrictions, employment laws, regulatory requirements and other government approvals, permits and licenses; difficulties and costs in staffing and managing foreign operations such as our offices in Germany and the United Kingdom; difficulties and costs in recruiting and retaining individuals skilled in international business operations; increased costs associated with maintaining international marketing efforts; potentially adverse tax consequences;  political and economic instability, including wars, acts of terrorism, political unrest, boycotts, curtailments of trade and other business restrictions; and currency fluctuations.

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

Item 5. Other Information

On May 8, 2007, Energy Focus, Inc., a wholly-owned subsidiary of Fiberstars, Inc., was merged into Fiberstars, Inc. As a result of this merger, the name of Fiberstars, Inc. was changed to Energy Focus, Inc. Existing certificates for shares of the Company, bearing the name Fiberstars, Inc., will continue to be valid certificates for Energy Focus, Inc., and no action is required by the shareholders as a result of the name change.

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

** In accordance with item 601(b) (32) (ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates them by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY FOCUS, INC.

Date: August 9, 2007	By:	/s/ John M. Davenport
John M. Davenport
Chief Executive Officer

	By:	/s/ Robert A. Connors
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