Form 10-Q
period 2007-09-30
ENERGY FOCUS, INC/DE
filed 2007-11-09
CIK 924168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007
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
Yes ☐ No ☒

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of October 31, 2007 was 11,590,125.

TABLE OF CONTENTS

Part I - FINANCIAL INFORMATION

Item 1	Financial Statements:

	a.	Condensed Consolidated Balance Sheets at September 30, 2007 (unaudited) and December 31, 2006	3

	b.	Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2007 and 2006 (unaudited)	4

	c.	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three Months and Nine Months Ended September 30, 2007 and 2006 (unaudited)	5

	d.	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2006 (unaudited)	6

	e.	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations		14

Item 3	Quantitative and Qualitative Disclosures About Market Risk		19

Item 4	Controls and Procedures		19

Part II - OTHER INFORMATION

Item 1	Legal Proceedings		20

Item 1A	Risk Factors		20

Item 5	Other Information		28

Item 6	Exhibits		28

	Signatures		29

	Exhibit Index		30

Item 1. Financial Statements

ENERGY FOCUS, INC.
CONDENSED
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	September 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,681	$3,705
Short-term investments	6,855	12,263
Accounts receivable trade, net	3,801	6,185
Inventories, net	7,954	7,708
Prepaid and other current assets	367	324
Total current assets	22,658	30,185

Fixed assets, net	5,325	5,978
Goodwill, net	4,328	4,247
Other assets	193	182
Total assets	$32,504	$40,592

LIABILITIES
Current liabilities:
Accounts payable	$2,002	$4,202
Accrued liabilities	2,012	1,671
Credit line borrowings	1,149	1,124
Current portion of long-term bank borrowings	821	778
Total current liabilities	5,984	7,775
Deferred tax liabilities	195	75
Long-term bank borrowings	1,454	1,862
Total liabilities	7,633	9,712

SHAREHOLDERS’ EQUITY
Common stock	1	1
Additional paid-in capital	55,168	53,841
Accumulated other comprehensive income	916	601
Accumulated deficit	(31,214)	(23,563)
Total shareholders’ equity	24,871	30,880
Total liabilities and shareholders’ equity	$32,504	$40,592

The accompanying notes are an integral part of these financial statements.

ENERGY FOCUS, INC.
CONDENSED
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands except per share amounts)
(unaudited)

	Three months		Nine months
	ended September 30,		ended September 30,
	2007	2006	2007	2006
Net sales	$5,745	$6,808	$17,458	$19,845
Cost of sales	3,757	4,772	11,720	13,879
Gross profit	1,988	2,036	5,738	5,966
Operating expenses:

Research and development	805	630	1,963	1,521
Sales and marketing	2,390	2,280	7,338	7,132
General and administrative	1,668	1,303	3,813	3,918
Restructure expense	308	98	397	734
Total operating expenses	5,171	4,311	13,511	13,305
Loss from operations	(3,183)	(2,275)	(7,773)	(7,339)
Other income (expense):
Other income/(expense)	35	12	77	39
Interest income/ (expense)	51	171	190	331

Loss before income taxes	(3,097)	(2,092)	(7,506)	(6,969)
Benefit from (provision for) income taxes	(78)	(33)	(145)	103
Net loss	$(3,175)	$(2,125)	$(7,651)	$(6,866)

Net loss per share - basic and diluted	$(0.28)	$(0.19)	$(0.67)	$(0.60)

Shares used in computing net loss per share - basic and diluted	11,501	11,371	11,467	11,362

The accompanying notes are an integral part of these financial statements

ENERGY FOCUS, INC.
CONDENSED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands)
(unaudited)

	Three months		Nine months
	ended September 30,		ended September 30,
	2007	2006	2007	2006
Net loss	$(3,175)	$(2,125)	$(7,651)	$(6,866)

Other comprehensive income (loss)
Foreign currency translation adjustments	223	41	325	217
Net unrealized gain (loss) on securities	(1)	(67)	(10)	79

Comprehensive loss	$(2,953)	$(2,151)	$(7,336)	$(6,570)

The accompanying notes are an integral part of these financial statements

ENERGY FOCUS, INC.
CONDENSED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(7,651)	$(6,866)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	932	782
Stock-based compensation	697	752
Unrealized gain (loss) from marketable securities	(10)	79
Provision for doubtful accounts receivable	369	175
Deferred taxes	120	–
Changes in assets and liabilities:
Accounts receivable	2,091	894
Inventories	(127)	109
Prepaid and other current assets	(40)	248
Other assets	(3)	56
Accounts payable	(2,221)	201
Accrued liabilities	184	(2,066)
Total adjustments	1,992	1,230
Net cash used in operating activities	(5,659)	(5,636)

Cash flows from investing activities:
Purchase of short-term investments	(37,090)	(91,506)
Sale of short-term investments	42,626	94,933
Acquisition of fixed assets	(244)	(3,222)
Net cash provided by investing activities	5,292	205

Cash flows from financing activities:
Cash proceeds from exercise of stock options	630	565
Proceeds from credit line borrowings	76	1,222
Proceeds from long-term bank borrowings	160	1,653
Payments of credit line borrowings	(61)	(54)
Payments of long-term bank borrowings	(554)	(271)
Collection of loan made to shareholder	–	62
Net cash provided by financing activities	251	3,177

Effect of exchange rate changes on cash	92	19

Net decrease in cash and cash equivalents	(24)	(2,235)
Cash and cash equivalents, beginning of period	3,705	5,554
Cash and cash equivalents, end of period	$3,681	$3,319

The accompanying notes are an integral part of these financial statements

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
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

Short-term investments at September 30, 2007 were as follows (in thousands):

		Net	Estimated
		unrealized	Fair
	Cost	gain	Value
Money Market Fund	$5,157	$—	$5,157
Commercial Paper	1,639	59	1,698
Total	$6,796	$59	$6,855

The short-term investments maturing over the next year total $6,855,000.

The increase in net unrealized holding losses on securities available for sale in the amount of $1,000 has been charged to other comprehensive income for the quarter ended September 30, 2007. The cost of securities sold is based on the specific identification method.

Proceeds from the sale of available securities during 2007 were $42,626,000. Gross gains of $156,000 were realized on the sales of available-for-sale securities during 2007. These gains on interest bearing securities are included as part of interest income/ (expense) in the Consolidated Statements of Operations.

Foreign Currency Translation

The Company’s international subsidiaries use their local currency as their functional currency. For those subsidiaries, assets and liabilities are translated at exchange rates in effect at the balance sheet date, and income and expense accounts are translated at average exchange rates during the year. Resulting translation adjustments are recorded to a separate component of shareholders’ equity.

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

A reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

	Three months		Nine months
	ended September 30,		ended September 30,
	2007	2006	2007	2006
Numerator - net loss	$(3,175)	$(2,125)	$(7,651)	$(6,866)
Denominator - basic and diluted weighted
average shares outstanding	11,501	11,371	11,467	11,362
Basic and diluted net loss per share	$(0.28)	$(0.19)	$(0.67)	$(0.60)

At September 30, 2007, options and warrants to purchase 1,629,000 shares of common stock were outstanding, but were not included in the calculation of diluted EPS because their inclusion would have been antidilutive. Options and warrants to purchase 1,495,000 shares of common stock were outstanding at September 30, 2006, but were not included in the calculation of diluted EPS because their inclusion would have been antidilutive.

Stock- Based Compensation

The Company’s stock-based compensation plans are described in detail in the Annual Report on Form 10-K for the year ended December 31, 2006.

For the three month and nine month periods ended September 30, 2007, the Company recorded stock based compensation expense of $202,000 and $697,000, respectively, compared to $238,000 and $752,000 for same periods ended September 30, 2006. Total unearned compensation of $1,592,000 remains at September 30, 2007 compared to $1,959,000 at December 31, 2006. These costs will be charged to expense and amortized on a straight line basis in future periods through 2011. The remaining weighted average life of the outstanding options is approximately 1.2 years.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. Estimates utilized in the calculation include the expected life of option, risk-free interest rate, and volatility and are further comparatively detailed below. During the quarter ended September 30, 2007 the Company granted additional stock options in the normal course of business to purchase 25,000 shares of common stock at an exercise price of $6.05 per share vesting over four years with a contractual life of ten years. The fair value of these options is $2.852. The future unearned compensation is $68,000. The fair value of all stock options outstanding was determined using the following weighted average assumptions:

	Nine months
	ended September 30,
	2007		2006

Expected life of option	4.00	years	4.00	years
Risk free interest rate	4.3%		5.2%
Expected volatility	68.5%		60.3%

Product Warranties

The Company warrants finished goods against defects in material and workmanship under normal use and service for periods of one to three years for illuminators and fiber. Settlement costs consist of actual amounts expensed for warranty services which are largely a result of third party service calls, and the costs of replacement products. A liability for the estimated future costs under product warranties is maintained for products outstanding under warranty (in thousands):

	Three months		Nine months
	ended September 30,		ended September 30,
	2007	2006	2007	2006
Balance at the beginning of the period	$212	$320	$230	$393
Accruals for warranties issued during the period	112	124	281	219
Settlements made during the period (in cash or in kind)	(112)	(124)	(299)	(292)
Balance at the end of the period	$212	$320	$212	$320

Reclassifications

Certain prior year information has been reclassified to conform to the current year presentation.

2. Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost determined using the first-in, first-out cost method) or market and consist of the following (in thousands):

	September 30,	December 31,
	2007	2006

Raw materials	$6,538	$6,354
Inventory reserve	(369)	(899)
Finished goods	1,785	2,253
	$7,954	$7,708

3. Bank Borrowings

The Company’s bank line of credit in the United States is based on an agreement with Silicon Valley Bank dated August 15, 2005. It was amended on September 25, 2006, August 15, 2007 and again on October 31, 2007. This most recent amendment is retroactive to September 30, 2007 and has extended the credit agreement through December 31, 2007. This credit facility is for $5,000,000. The interest rate was 8.25% at September 30, 2007 and 8.75% at December 31, 2006. The rate is the same for both the term-loan and line of credit in both periods and has a minimum tangible net worth covenant which the Company must meet going forward. On December 31, 2005 this agreement was amended and restated to include an additional $3,000,000 term-loan line of credit for equipment purchases. This agreement calls for repayment of principal in equal amounts over 4 years from the date of purchase of the equipment and has an interest rate of prime plus 0.5% if the quick ratio is greater than 1.5 and prime plus 1.5% if the quick ratio is at or below 1.5. Borrowings under the Silicon Valley Agreement are collateralized by the Company’s assets and intellectual property. Specific borrowings under the revolver are tied to accounts receivable and inventory balances, and the Company is required to comply with certain covenants with respect to effective net worth and financial ratios. The Company had borrowings under the revolving line of credit of $1,000,000 at September 30, 2007 and at December 31, 2006. The $1,000,000 revolving line of credit is a current liability. The Company had total borrowings of $1,904,000 under the term-loan portion of the agreement as of September 30, 2007, and $2,261,000 as of December 31, 2006. The Company pays an unused line fee of 0.25% against any unused daily balance during the year.

On October 15, 2007, it was determined that both Silicon Valley Bank and the Company had incorrectly calculated the tangible net worth covenant for 2007. Upon recalculating the tangible net worth covenant, it was determined that the Company had failed to satisfy the tangible net worth covenant for the months of April, 2007 through August, 2007. However, the Company has entered into a fourth amendment to the agreement which waives all non-compliance with the covenant, amends and re-states the covenant, and extends the maturity date of the line of credit through December 31, 2007. As of September 30, 2007 the Company was in compliance with the revised tangible net worth covenant.

Through a U.K. subsidiary, the Company maintains a bank overdraft facility of $510,000 (in UK pounds sterling, based on the exchange rate at September 30, 2007) under an agreement with Lloyds Bank Plc. There were no borrowings against this facility as of September 30, 2007 or December 31, 2006. The facility is renewed annually on January 1. The rate on the facility was 8.00% at September 30, 2007 and 7.25% at December 31, 2006.

Through a German subsidiary, the Company maintains a credit facility under an agreement with Sparkasse Neumarkt Bank. This credit facility was put in place to finance the building of new offices in Berching, Germany, which are owned and occupied by the Company’s German subsidiary. As of September 30, 2007 the Company had borrowings of $371,000 (in Euros, based on the exchange rate at September 30, 2007) and $379,000 as of December 31, 2006 (in Euros, based on the exchange rate at December 31, 2006) against this credit facility. The interest rate was 5.35% at September 30, 2007 and December 31, 2006. In addition, the Company’s German subsidiary has a revolving line of credit for $213,000 (in Euros, based on the exchange rate at September 30, 2007) with Sparkasse Neumarkt Bank. As of September 30, 2007 there were borrowings against this facility of $149,000 compared to $124,000 at December 31, 2006. The revolving facility is renewed annually on January 1. Interest rates on this line of credit were 10.50% at September 30, 2007 and 9.75% at December 31, 2006. The $149,000 revolving line of credit is a current liability.

Future maturities of remaining borrowings are (in thousands):

Through September 30,	U.S.A.	Germany	Total

2008	$769	$52	$821
2009	716	55	771
2010	392	58	450
2011	27	61	88
2012	—	64	64
2013 and Thereafter	—	81	81
Total Commitment	$1,904	$371	$2,275

4. Comprehensive Operations

Comprehensive income (loss) is defined as net income (loss) plus sales, expenses, gains and losses that, under generally accepted accounting principles, are included in comprehensive income (loss) but excluded from net income (loss). A separate statement of comprehensive income (loss) has been presented with this report.

5. Segments and Geographic Information

The Company operates in a single industry segment that manufactures, markets, and sells energy efficient lighting products. The Company has two primary product lines: the pool and spa lighting product line and the commercial lighting product line, each of which markets and sells fiber optic lighting products. The Company markets its products for worldwide distribution primarily through independent sales representatives, distributors and swimming pool builders in North America, Europe and the Far East.

A summary of sales by geographic area is as follows (in thousands):

	Three months		Nine months
	ended September 30,		ended September 30,
	2007	2006	2007	2006

U.S. Domestic	$3,336	$4,487	$11,115	$13,862
Other Countries	2,409	2,321	6,343	5,983
	$5,745	$6,808	$17,458	$19,845

Geographic sales are categorized based on the location of the customer to whom the sales are made. A summary of sales by product line is as follows (in thousands):

	Three months		Nine months
	ended September 30,		ended September 30,
	2007	2006	2007	2006

Pool and Spa Lighting	$2,519	$2,847	$8,621	$10,006
Commercial Lighting	3,226	3,961	8,837	9,839
	$5,745	$6,808	$17,458	$19,845

A summary of long-lived geographic assets (fixed assets and goodwill) is as follows (in thousands):

	September 30,	December 31,
	2007	2006

United States Domestic	$7,768	$8,406
Germany	1,748	1,674
Other Countries	137	145
	$9,653	$10,225

6. Recent pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This standard is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adoption of the standard on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 159 on its consolidated financial position and results of operations.

7. Recently adopted standards:

In July, 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” ("SFAS 109") regarding accounting for income tax uncertainties effective for fiscal years beginning after December 15, 2006. FIN 48 applies to all tax positions related to income taxes subject to SFAS 109 on Accounting for Income Taxes. The impact of adopting the positions of this interpretation did not have a material impact on the Company’s overall financial position or results of operations.

8. Goodwill

Goodwill represents the excess of acquisition cost over the fair value of tangible and identified intangible net assets of the businesses acquired. The Company has $4,328,000 in goodwill on its consolidated balance sheet as of September 30, 2007 and $4,247,000 at December 31, 2006. Goodwill is not amortized, but is subjected to an annual impairment test. When events or changes in circumstances indicate that assets may be impaired, an evaluation is performed comparing the estimated future undiscounted cash flows associated with the asset to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow is required. During the period ending September 30, 2007, no instances or events required any valuation or update.

9. Income Taxes

A full valuation allowance is recorded against the Company’s U.S. and German deferred tax assets as management cannot conclude, based on available objective evidence, when the gross value of its deferred tax assets will be realized. The Company accrues foreign tax expenses or benefits as these are incurred. Deferred tax liabilities were $195,000 at September 30, 2007 and $75,000 at December 31, 2006 relating to differences in the timing of the recording of expenses for book and tax purposes.

10. Commitments and Contingencies

On February 21, 2007, a lawsuit was filed in The United States District Court, Eastern District of Missouri alleging that laminar flow products in the Company’s pool and spa line have infringed upon certain United States patents owned by Robert L. Kuykendal, Ronald S. Deichmann, and David R. Usher and licensed to Splash Technologies, Incorporated. The lawsuit sought to halt such alleged infringement and an accounting related to products sold. The plaintiffs never served their complaint on the Company, as required by the federal court rules of procedure, even after the Court ordered them to do so. As a result, the Court dismissed their complaint against the Company on July 25, 2007.

11. Related Party Transactions

The Company entered into a consulting agreement with Jeffrey H. Brite, a member of its Board of Directors, effective November 1, 2004. This agreement ended upon the effective date of Jeffrey H. Brite’s resignation as a member of the Board of Directors effective March 7, 2007. As a consultant under this agreement, Mr. Brite assisted the Company’s President and Vice President of Sales in identifying, contacting and making introductions to key building project personnel in a position to facilitate the purchase of the Company’s products. In return, the Company compensated Mr. Brite with the award of an option for the acquisition of up to 40,000 shares of its common stock at a per share exercise price of $7.23 and with annual aggregate cash payments of $50,000 paid in quarterly installments during each of the years 2005, 2006 and 2007. There were no payments in the third quarter of 2007 to Mr. Brite. Payments total $13,960 for the nine months ending September 30, 2007. Payments in the third quarter of 2006 and for the nine months ending September 30, 2006 totaled $15,500 and $46,500, respectively.

Gensler Architecture, Design & Planning, P.C., a New York Professional Corporation (“Gensler”) provides contract services to the Company in the areas of fixture design and marketing targeted at expanding the market for the Company’s EFO™ products. Mr. Jeffrey Brite, an employee of Gensler, was a member of the Company’s Board of Directors through March 7, 2007. The Company entered into a three year consulting agreement with Gensler effective December 15, 2004. Gensler has agreed to assist the Company’s marketing group with matters of structure, procedure and practices as they relate to the design, real estate and procurement communities, and to advise the Company on strategies to enhance its visibility and image within the design and construction community as a manufacturer of preferred technology. In return, the Company compensated Gensler with a one-time cash payment in 2005 of $60,750 for services delivered in advance of the completion of the negotiation of the Consulting Agreement. A $50,000 annual cash payment was to be paid in quarterly installments of $12,500 in arrears for each of the calendar years 2005, 2006 and 2007, and a one-time option award to acquire up to 75,000 shares of the Company’s common stock at a per share exercise price of $6.57. Although there were no payments in the third quarter of 2007 to Gensler, the Company accrued expense of $12,500. Payments total $25,000 for the nine months ending September 30, 2007. Payments in the third quarter of 2006 and for the nine months ending September 30, 2006 totaled $12,500 and $37,500, respectively.

Effective February 3, 2006 the Company entered into a consulting agreement with David Ruckert, a member of its Board of Directors, which provided for nine months of assistance with marketing of the Company’s EFO Products, at a cost of $10,000 per month. In addition, Mr. Ruckert was to be granted options to purchase 32,000 shares of the Company’s common stock, if an amendment to the 2004 Plan, authorizing additional shares, was approved by shareholders at the 2006 annual meeting. Such shares were granted following the shareholder approval of the amendment of the 2004 Plan. On November 30, 2006, the Company entered into an amendment of the consulting agreement. Pursuant to the terms of the amendment, the term was extended for a period of up to an additional 12 months, at the same monthly compensation. The agreement may be terminated by the Company upon 30 days notice. Under this agreement the Company paid Mr. Ruckert $13,000 and $79,000 in the quarter and the nine months ending September 30, 2007, respectively. Payments in 2006 to Mr. Ruckert were $13,000 and $82,000 in the quarter and nine months ending September 30, 2006, respectively.

12. Restructuring

In June 2005, the Company announced its plans to close its Fremont office and consolidate most of its operations in Solon, Ohio, where the Company already had a local sales office and a manufacturing facility. The Company recognized restructuring charges of $98,000 in the third quarter of 2006 and $734,000 for the nine months ending September 30, 2006, respectively. During the second quarter of 2007, the Company initiated further restructuring efforts designed to consolidate manufacturing operations and streamline sales operations and administration for improved efficiency. The Company charged $308,000 and $397,000 to restructuring in the three months and nine months ended September 30, 2007, respectively.

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

RESULTS OF OPERATIONS

Net sales decreased 16% to $5,745,000 for the quarter ended September 30, 2007, as compared to the same quarter a year ago. The decrease was primarily a result of zero government EFO sales made during the third quarter of 2007 versus $670,000 made during the same quarter of the prior year. Additionally, commercial lighting sales decreased $735,000 compared to the third quarter of 2006. Further, pool sales declined $328,000 due to the ongoing slowdown in housing starts. Finally, sales from  Europe were down slightly versus the same quarter of last year. EFO sales were $2,035,000 in the third quarter of 2007 compared to $1,346,000 in the third quarter of 2006. Through September 30, 2007 adjusted EFO sales were $4,932,000 compared to $2,547,000 through September 30, 2006. EFO sales in 2007 include sales from EFO fiber optic lighting, EFO LED, EFO Controls, and EFO Government products, whereas sales in 2006 include EFO fiber optic only. Year-to-date EFO sales were corrected to properly reflect first quarter 2007 Controls sales not previously classified as EFO sales. We expect overall sales to be flat for fiscal 2007 with higher EFO sales offsetting lower sales in the traditional fiber optic lines, pool lighting and traditional commercial. However, the market for our products is highly dependent upon general economic conditions.

On March 31, 2006, we announced that we had received funding from the U. S. Defense Advanced Research Project Agency (“DARPA”) for $2,100,000 to develop and install our high efficiency distributed lighting systems as a “commercial” product on three US Navy ships. This project resulted in revenue being recognized on a percentage-of-completion basis as milestones are completed between 2006 and 2007. No revenue was recognized in the third quarter of 2007, compared to $850,000 being recognized in the same period in 2006. Revenue of $105,000 has been recognized in the first nine months of 2007 for the completion of milestones compared to $1,399,000 being recognized in the same period in 2006.

During the first quarter of 2007, $234,000 of revenue was recognized on a percentage-of-completion basis for milestones completed as a subcontractor to the University of Delaware for continuing research on Very High Efficiency Solar Cells. There was no revenue recognized in the second or third quarters of 2007.

Gross profit was $1,988,000 in the third quarter of fiscal 2007, a 2% decrease compared to the same period in the prior year. The gross profit margin as a percentage of sales increased from 30% for the third quarter of fiscal 2006 to 35% for the third quarter of 2007. We expect gross profit margins for the full 2007 year to continue to improve compared to 2006, assuming general economic conditions remain consistent.

Research and development expenses were $805,000 in the third quarter of fiscal 2007, an increase of $175,000 compared with the third quarter of fiscal 2006. Gross expenses for research and development in the third quarter of 2007 increased by 21% due to increased salaries and wages, increased project related expense and increased legal fees related to intellectual property. Our research and development expenses are reduced by payment reimbursements received from the government for achieving milestones under a development contract with the Department of Energy (“DOE”) that was signed in 2005 for a total of $1,500,000. Through September 30, 2007 net research and development expenses are $1,963,000 compared to $1,521,000 through September 30, 2006. The gross and net research and development spending along with credits from government contracts is shown in the following table:

	Three months		Nine months
	ended September 30,		ended September 30,
	2007	2006	2007	2006

Gross expenses for research and development	$997	$827	$2,531	$2,658
Deduct: credits from DARPA & DOE contracts	(192)	(197)	(568)	(1,137)
Net research and development expense	$805	$630	$1,963	$1,521

We expect research and development expense to increase for the full year 2007 compared to 2006 as a result of reduced payment reimbursements.

Sales and marketing expenses increased by 5% to $2,390,000 in the third quarter of fiscal 2007 as compared to $2,280,000 for the same period in fiscal 2006. Sales and marketing expenses increased by 3% to $7,338,000 in the first nine months of 2007 as compared to the same period in 2006. This was due to increased sales and marketing efforts associated with the EFO product line. We expect sales and marketing expenses to be comparable to 2006 spending for the full year.

General and administrative expenses were $1,668,000 in the third quarter of fiscal 2007, an increase of $365,000 or 28% from 2006. Expenses increased in the third quarter of 2007 compared to the same quarter in the prior year as a result of additional provision for uncollectible accounts receivable. We recorded $342,000 in provision for uncollectible accounts receivable in the third quarter of 2007 compared to $130,000 in the third quarter of 2006. General and administrative expenses were $3,813,000 for the first nine months of 2007 compared to $3,918,000 for the same period in 2006. The decrease was due to the impact of expenses recognized in 2006 for implementation of FAS123R and Sarbanes Oxley. We expect general and administrative expenses to decrease in 2007 as compared to 2006.

We recorded a net loss of $3,175,000 in the third quarter of fiscal 2007 as compared to a net loss of $2,125,000 in the third quarter of fiscal 2006. The increased loss in the third quarter of 2007 compared to the same period in 2006 was due to the lower pool and Europe sales, reductions in research and development credits, increased sales and marketing expense, increased provision for uncollectible accounts receivable and restructuring charges. Net losses for the nine months ending September 30, 2007 were $7,651,000 compared to losses of $6,866,000 for the first nine months of 2006. The net losses in the nine months ending September 30, 2007 increased compared to the losses for the same period in 2006 due to lower pool and Europe sales and reduced research and development credits.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents

At September 30, 2007, our cash and cash equivalents were $3,681,000 as compared to $3,705,000 at December 31, 2006, a net cash decrease of $24,000 during the first nine months of 2007. This compares to a net cash decrease of $2,235,000 for the same period in 2006. We also had $6,855,000 of short-term securities at September 30, 2007 as compared to $12,263,000 in short-term securities at December 31, 2006, a decrease of $5,408,000.

Due to seasonality in the sales of our pool lighting products, our cash balances tend to decrease in the first half of the year and increase in the second half of the year. Cash provided through accounts receivable was $2,091,000 in the first nine months of 2007 due largely to the seasonal nature of collections in the sales and payment of Pool and Spa Lighting products and our efforts to accelerate collection of accounts receivable. This is subject to the condition that the market for our products is highly dependent upon general economic conditions.

Cash was used in the nine month period ended September 30, 2007 to pay accounts payable and fund inventory additions.

Cash provided by or used in Investing Activities

Investing activities provided cash of $5,292,000 during the first nine months of 2007, compared to $205,000 for the same period of 2006. During both periods, cash was used for the acquisition of fixed assets. Fixed asset purchases from Advanced Lighting Technologies, Inc. were $1,325,000 in the first nine months of 2006 due to additional fixed assets required in order to move forward with EFO products and future research and development efforts. The sale of short-term securities in 2007 provided cash to fund fixed asset purchases and operations.

Cash Provided by Financing Activities

Financing activities contributed $251,000 to cash during the first nine months of 2007. This net contribution was due primarily to the exercise of warrants and employee stock options for $630,000. For the same period in 2006, financing activities from the exercise of warrants and employee stock options were $565,000. $615,000 of cash was used to pay short and long-term borrowings in the nine month period ended September 30, 2007.

Our bank line of credit in the United States is based on an agreement with Silicon Valley Bank dated August 15, 2005. It was amended on September 25, 2006, August 15, 2007 and again on October 31, 2007. This most recent amendment is retroactive to September 30, 2007 and has extended the credit agreement through December 31, 2007. This credit facility is for $5,000,000. The interest rate was 8.25% at September 30, 2007 and 8.75% at December 31, 2006. The rate is the same for both the term-loan and line of credit in both periods and has a minimum tangible net worth covenant which we must meet going forward. On December 31, 2005 this agreement was amended and restated to include an additional $3,000,000 term-loan line of credit for equipment purchases. This agreement calls for repayment of principal in equal amounts over 4 years from the date of purchase of the equipment and has an interest rate of prime plus 0.5% if the quick ratio is greater than 1.5 and prime plus 1.5% if the quick ratio is at or below 1.5. Borrowings under the Silicon Valley Agreement are collateralized by our assets and intellectual property. Specific borrowings under the revolver are tied to accounts receivable and inventory balances, and we are required to comply with certain covenants with respect to effective net worth and financial ratios. We had borrowings under the revolving line of credit of $1,000,000 at September 30, 2007 and at December 31, 2006. The $1,000,000 revolving line of credit is a current liability. We had total borrowings of $1,904,000 under the term-loan portion of the agreement as of September 30, 2007, and $2,261,000 as of December 31, 2006. We pay an unused line fee of 0.25% against any unused daily balance during the year.

On October 15, 2007, it was determined that both Silicon Valley Bank and the Company had incorrectly calculated the tangible net worth covenant for 2007. Upon recalculating the tangible net worth covenant, it was determined that we had failed to satisfy the tangible net worth covenant for the months of April, 2007 through August, 2007. However, we have entered into a fourth amendment to the agreement which waives all non-compliance with the covenant, amends and re-states the covenant, and extends the maturity date of the line of credit through December 31, 2007. As of September 30, 2007 we were in compliance with the revised tangible net worth covenant.

Through our U.K. subsidiary we maintain a bank overdraft facility of $510,000 (in UK pounds sterling, based on the exchange rate at September 30, 2007) under an agreement with Lloyds Bank Plc. There were no borrowings against this facility as of September 30, 2007 or December 31, 2006. The facility is renewed annually on January 1. The interest rate on the facility was 8.00% at September 30, 2007 and 7.25% at December 31, 2006.

Through our German subsidiary, we maintain a credit facility under an agreement with Sparkasse Neumarkt Bank. This credit facility was put in place to finance the building of new offices in Berching, Germany, which are owned and occupied by our German subsidiary. As of September 30, 2007 we had borrowings of $371,000 (in Euros, based on the exchange rate at September 30, 2007) and $379,000 as of December 31, 2006 (in Euros, based on the exchange rate at December 31, 2006) against this credit facility. The interest rate was 5.35% at September 30, 2007 and December 31, 2006. In addition, our German subsidiary has a revolving line of credit for $213,000 (in Euros, based on the exchange rate at September 30, 2007) with Sparkasse Neumarkt Bank. As of September 30, 2007 there were borrowings against this facility of $149,000 compared to $124,000 at December 31, 2006. The revolving facility is renewed annually on January 1. Interest rates on this line of credit were 10.50% at September 30, 2007 and 9.75% at December 31, 2006. The $149,000 revolving line of credit is a current liability.

Future maturities of remaining borrowings are (in thousands):

Through September 30,	U.S.A.	Germany	Total

2008	$769	$52	$821
2009	716	55	771
2010	392	58	450
2011	27	61	88
2012	—	64	64
2013 and Thereafter	—	81	81
Total Commitment	$1,904	$371	$2,275

We believe that our existing cash balances and funds available to us through our bank lines of credit, together with funds that we anticipate to generate from our operations, should be sufficient to finance our currently anticipated working capital requirements and capital expenditure requirements. However, this statement is strongly linked to the success of on-going operational, working capital and cost-cutting initiatives underway at our Company. Further, sudden increases in product demand requiring a significant increase in manufacturing capability, on-going poor revenue performance, and/or unforeseen other adverse competitive, economic or political factors would further negatively impact our cash position, and would thereby affect our ability to maintain on-going operations without additional funding.  We may, therefore, be required to raise additional funds through public or private financing, strategic relationships or other arrangements.  There can be no assurance that such funding, if needed, will be available on terms acceptable to us, or at all.  Furthermore, any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may require that we relinquish rights to certain of our technologies or products.  Failure to generate sufficient revenues or to raise capital when needed could have an adverse impact on our business, operating results and financial condition, as well as our ability to achieve intended business objectives.

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

RECENTLY ADOPTED STANDARDS

In July, 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” ("SFAS 109") regarding accounting for income tax uncertainties effective for fiscal years beginning after December 15, 2006. FIN 48 applies to all tax positions related to income taxes subject to SFAS 109 on Accounting for Income Taxes. The impact of adopting the positions of this interpretation did not have a material impact on the Company’s overall financial position or results of operations.

RECENT PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This standard is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adoption of the standard on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 159 on its consolidated financial position and results of operations.

RESTRUCTURING

In June 2005, the Company announced its plans to close its Fremont office and consolidate most of its operations in Solon, Ohio, where we already had a local sales office and a manufacturing facility. We recognized restructuring charges of $98,000 in the third quarter of 2006 and $734,000 for the nine months ending September 30, 2006, respectively. During the second quarter of 2007, we initiated further restructuring efforts designed to consolidate manufacturing operations and streamline sales operations and administration for improved efficiency. This restructuring includes product line rationalizations, workforce reductions, and organizational realignments. We charged $308,000 and $397,000 to restructuring in the three months and nine months ended September 30, 2007, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2007, we had $843,000 in cash held in foreign currencies based on the exchange rates at September 30, 2007. The balances for cash held overseas in foreign currencies are subject to exchange rate risk. We have a policy of maintaining cash balances in local currencies unless an amount of cash is occasionally transferred in order to repay inter-company debts.

As of September 30, 2007, we had borrowings of $149,000 (in Euros, based on the exchange rate at September 30, 2007) against a credit facility secured by real property owned by our German subsidiary. As of December 31, 2006, we had $124,000 (in Euros, based on the exchange rate at December 31, 2006) borrowed against this credit facility.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet, and management believes they meet, reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Any design of disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

There were significant changes made to the financial organization during the third quarter with the consolidation of the Chief Financial Officer and Controller positions into one position held by the current Chief Financial Officer. Even though internal controls have not been materially affected by this consolidation, we are carefully reviewing our internal control environment as a result of this change. While nominal issues may exist within the segregation of duties arena, we expect no material deficiencies in our internal control environment over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) as a result of this consolidation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On February 21, 2007, a lawsuit was filed in The United States District Court, Eastern District of Missouri alleging that laminar flow products in the Company’s pool and spa line have infringed upon certain United States patents owned by Robert L. Kuykendal, Ronald S. Deichmann, and David R. Usher and licensed to Splash Technologies, Incorporated. The lawsuit sought to halt such alleged infringement and an accounting related to products sold. The plaintiffs never served their complaint on the Company, as required by the federal court rules of procedure, even after the Court ordered them to do so. As a result, the Court dismissed their complaint against the Company on July 25, 2007.

Item 1A. Risk Factors

The U.S. housing market has been in decline in 2007 which may lead to a general economic decline and reduced sales of our products.

It has been reported that housing permits continue to be down in many of our key markets. In the past this has been a key indicator of swimming pool sales as many of our sales in this market are to new home buyers. This could cause a steeper decline in pool lighting sales than previously anticipated. In addition, the declining housing market could cause a general economic downturn which would lead to slower purchases of our other products, leading to continued pool sales declining for the remainder of 2007.

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

Our quarterly operating results can vary significantly depending upon a number of factors which may include, but are not limited to the lighting market’s acceptance of, and demand for, our products; the level and seasonality of orders and the delivery of new products; the continued availability of our current manufacturing channels and raw material suppliers; the continued availability of our distributors or the availability of replacement distribution channels; fluctuations in our sales volumes and mix of low and high margin products; product development and marketing expenditures, which are made well in advance of potential resulting revenue; increased expenses in research and development if we are not able to meet certain milestones in our Defense Advanced Research Project Agency, or DARPA, contracts; the seasonality of the construction industry, which results in a substantial portion of our historical quarterly sales in the last month of each of the third and fourth quarters of the year; the inability to make any significant adjustment in our operating expenses if sales fall below our expectations since a significant portion of our expenses are relatively fixed; and the impact of natural disasters, terrorist acts and other unforeseeable catastrophic events.

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

While we have historically been able to fund cash needs from operations, bank lines of credit or from capital markets transactions, due to competitive, economic or other factors there can be no assurance that we will continue to be able to do so. If our capital resources are insufficient to satisfy our liquidity requirements and overall business objectives, we may seek to sell additional equity securities or obtain debt financing. Adverse business conditions due to a weak economic environment or a weak market for our products have led to and may lead to continued negative cash flow from operations, which may require us to raise additional financing, including equity financing. Any equity financing may be dilutive to shareholders, and debt financing, if available, will increase expenses and may involve restrictive covenants. We may be required to raise additional capital at times and in amounts which are uncertain, especially under the current capital market conditions. Under these circumstances, if we are unable to acquire additional capital or are required to raise it on terms that are less satisfactory than desired, it may harm our financial condition, which could require us to curtail our operations significantly, sell significant assets, seek arrangements with strategic partners or other parties that may require us to relinquish significant rights to products, technologies or markets, or explore other strategic alternatives including a merger or sale of our company.

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

Our future success will depend to a large extent on the continued contributions of certain employees, such as our current chief executive officer, chief financial officer, chief operations officer and chief technical officer. These and other key employees would be difficult to replace. Our future success will also depend on our ability to attract and retain qualified technical, sales, marketing and management personnel, for whom competition is intense. The loss of or failure to attract, hire and retain any such persons could delay product development cycles, disrupt our operations or otherwise harm our business or results of operations. In addition, we plan to build a new internal sales force, which may not generate the anticipated net sales and may incur unanticipated expenses.

We are dependent on foreign sources of supply for many of our components and in some cases complete assemblies, which due to distance or political events, may result in untimely deliveries.

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

The EFO system includes components that are difficult to manufacture and procure in large quantities in the short term. These components include lamps and optical and electronic components. Furthermore, if these components are in limited supply, our suppliers may allocate their supply to larger customers. If an increase in demand outpaces the projected expansion of our manufacturing capabilities, or if larger quantities are needed in a shorter time frame than anticipated, we may not be able to meet customers’ requirements and our ability to market our EFO system may be adversely affected. Our inability to meet customers’ requirements may also negatively affect our ability to gain market share and acceptance among lighting designers and other repeat customers of lighting products.

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

We prepare our financial statements to conform with generally accepted accounting principles, or GAAP, in the United States. Those accounting principles are subject to interpretation by the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, accounting policies affecting many aspects of our business, including rules relating to tax expense, have recently been revised or are under review. The Financial Accounting Standards Board and other agencies have finalized changes to GAAP that required us, starting in our first quarter of 2007, to evaluate our tax provision. We may have significant and ongoing accounting charges resulting from this evaluation, which could increase tax expense.

We currently rely on lighting representatives for a significant portion of our decorative and special effects lighting systems sales, and terms and conditions of sales are subject to change with very little notice.

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

Construction levels are affected by general economic conditions, real estate markets, interest rates and the weather. Sales of commercial lighting products depend significantly upon the level of new building construction and renovation. Sales of our pool and spa lighting products, which currently are available only with newly constructed pools and spas, depend substantially upon the level of new construction of pools. Because of the seasonality of construction, our sales of swimming pool and commercial lighting products, and thus our overall revenues and income, have tended to be significantly lower in the first and the third quarters of each year. Various economic and other trends may alter these seasonal trends from year to year, and we cannot predict the extent to which these seasonal trends will continue.

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

Although we continue to consolidate manufacturing in the United States in an attempt to reduce manufacturing expenses, we are dependent upon offshore companies for the manufacturing and final assembly of many of our pool and spa products. To do so, we must advance certain raw materials, inventory and production costs to these off-shore manufacturers. The supply of finished goods from these companies, and the raw materials, inventory and funds that we advance to them may be at risk depending upon the varying degrees of stability of the local political, economic and social environments in which they operate, and the financial strength of the manufacturing companies themselves.

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

Our research and development efforts include collaboration with third parties. Many of these third parties are not bound by any material contractual commitment leaving them free to end their collaborative efforts at will. Loss of these collaborative efforts could adversely affect our research and development efforts and could have a negative effect on our competitive position in the market. In addition, arrangements for joint development efforts may require us to make royalty payments on sales of resultant products or enter into licensing agreements for the technology developed which could increase our costs and negatively impact our results of operations.

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

ENERGY FOCUS, INC.

Date: November 9, 2007	By:	/s/ John M. Davenport
John M. Davenport
Chief Executive Officer

By:	/s/ Nicholas G. Berchtold
Nicholas G. Berchtold
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index
Exhibit Number	Description of Documents
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2003 (18 U.S.C. §1350).

32.2**	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2003 (18 U.S.C. §1350).

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