Form 10-K
period 2007-12-31
ENERGY FOCUS, INC/DE
filed 2008-03-17
CIK 924168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission file number 0-24230
ENERGY FOCUS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	94-3021850
(State of incorporation)	(I.R.S. Employer Identification No.)
32000 Aurora Road
Solon, Ohio 44139
(Address of principal executive officers, including zip code)

Registrant’s telephone number, including area code: 440.715.1300

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of Each Class
Common Stock, Par Value $0.0001
Series A Participating Preferred Stock Purchase Rights

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act of 1933. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Aggregate market value (on basis of closing bid price) of voting stock held by nonaffiliates as of June 29, 2007: $72,640,030

Number of the registrant’s shares of common stock outstanding as of February 29, 2008: 11,645,719

Documents Incorporated by Reference

Portions of the proxy statement for the 2008 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this report.

PART I

Item 1. Business

Energy Focus Inc. and subsidiaries (Energy Focus) design, develop, manufacture, and market lighting systems for wide-ranging use in both the general commercial market and the pool market. Energy Focus’s patented EFO system offers energy savings, heat dissipation and maintenance cost benefits of significance over conventional lighting for multiple applications

•	Overview

We operate within a single industry segment. Our company is engaged in the manufacture, marketing and installation of lighting systems where it serves two principal markets; commercial/industrial lighting and pool lighting. Our business strategy revolves around our patented and proprietary technology called “EFO,” which first was introduced in 2004 and since then has been well accepted by the market. The EFO technology is an energy-efficient alternative to MR-16 halogen lamps and fluorescent lights used for lighting in retail and commercial settings. The cost savings are in the range of 80% in electricity; in addition, the EFO lighting provides full-spectrum light closely simulating daylight colors.

Our proprietary, large-diameter fiber cables used in EFO technology are designed to emit light either at the end of the fiber as a point of light or along the length of the fiber. This feature has been well regarded by architectural and design firms and has resulted in the winning of several design awards in 2007. The fiber cables have been fashioned into unique hanging pendant lights or purely decorative products of myriad shapes, providing an opportunity to beautify interior space in a distinctive way. These lights have no glare, voltage, or heat, and they are very aesthetically pleasing. In May 2007, our company was named by an Ohio-based magazine as of one of the three top companies for “new product development and innovation” and received the Manny Award for manufacturing excellence. Additionally, our EFO lights emit neither ultraviolet rays nor infrared rays and therefore have numerous application possibilities in art museums, art galleries, and upscale homes where protection of objects of art is an important goal.

Our long-term strategy is to further penetrate the lighting market, which is estimated to be over $100 billion in size. We believe that the available EFO market is over $5 billion, and our goal is to transform Energy Focus into a profitable company with increased sales and well-established marketing channels both at home and abroad. Our greatest opportunity continues to be in the commercial and industrial segment. The passage of the Energy Independence and Security Act of 2007 by President Bush created a natural market for our energy-efficient products. Under this act, all incandescent light bulbs must use 25% to 30% less energy than today’s products by the years 2012 - 2014. Since many of our EFO products already are 80% more efficient than incandescent bulbs, our focus is to increase the public’s knowledge of our technology and to establish comprehensive distribution channels so that demand can be fulfilled quickly.

We will continue to focus on market niches where the benefits of our technology are most compelling. These market niches include retailers, department stores, supermarkets, marine applications, and museums. A Lighting Academy is in the final phase of construction in Solon, Ohio, and is expected to be completed during the first quarter of 2008. At the Academy, lighting specialists, designers, and installers will attend courses on EFO technology and witness the technology in a variety of application settings, which will further help cement our relationship with our niche markets.

•	Products

We produce and market a wide variety of fiber optic lighting systems in two general markets: (1) commercial lighting and (2) pool lighting. We are making in-roads in the government and military lighting area as well. Our products generally fall into two broad categories—fiber optic systems and LED lighting systems—and all of our fiber optic lighting systems are comprised of three components: illuminators, fiber cables, and fixtures. In addition, we also produce customized components such as underwater lenses, color-changing electric pool lights, landscape lighting fixtures, and a line of lighted water features, including waterfalls and laminar-flow water fountains.

The key features of our products are as follows:

•	Many of our products meet the lighting efficiency standards mandated for the year 2020.

•	Our products qualify for tax incentives for commercial and residential consumers in certain states.

•	Our products make use of proprietary optical systems that enable high efficiencies.

•	Certain utility companies have embraced our technology as an energy-efficient alternative and are promoting our EFO products to their customers.

•	Our products are presently in use in U.S. Navy ships. Installation was completed in 2007 on one ship, and two others were completed in 2006.

•
The heat source of the lighting fixtures usually is physically separated from the lamps, providing a “cool” light. This unique feature has special application in grocery stores, where reduction of food spoilage and melting due to heat is an important goal. In 2007, Southern California Edison confirmed that our patented product “EFO-Ice” used only 25% of the energy of comparable fluorescent lighting systems and 33% of the energy of comparable LED systems.

•	Our products have been featured in magazines and trade journals, including LD+A, Architectural Lighting, Architectural Record, Display and Design Ideas, and Visual Merchandising and Store Design.

Key Features of Our EFO Technology

Components of EFO Technology:

Illuminator.Most of our commercial EFO illuminators deploy our specially designed metal halide HID lamps. These lamps provide long life and maximum brightness. Our EFO technology efficiently can separate the light from a single metal halide lamp into multiple lower light levels appropriate for a wide variety of applications.

Fiber Cables. Our patented, large-core fiber have outstanding clarity and consistency with low attenuation for fiber optic lighting applications. By combining our compound parabolic collector, or CPC, technology with our large-core fibers, our system delivers light ranging from 35 to 70 lumens per watt, compared to approximately eight to 15 lumens per watt for a system using traditional MR-16 halogen lamps.

Fixtures. We produce a broad assortment of aesthetic fixtures that allow the customer to easily adjust the direction and beam spread of the light for optimal light concentration.

Key Benefits of Our EFO System

Energy Efficiency. Our EFO system can provide our customers with accent lighting that also satisfies government and other regulatory regulations for energy-efficient lighting. EFO technology enables customers to comply with ASHRAE-IESNA Standard 90.1 and Title 24, qualify for the tax incentives available under the Energy Policy Act of 2005, and meet LEED certification requirements without sacrificing intensity and light quality. The following table highlights the electrical savings of one watt EFO accent light compared to competing lighting technologies:

Light Source	Number equivalent in 70-Watt EFO	Total Watts	Estimated Energy Savings %
70W EFO HID accent light	1	70W	—
26W compact fluorescent down light	4	104W	33%
25W ceramic metal halide accent light	5	125W	44%
50W MR-16 halogen accent light	8	400W	83%
60W incandescent down light	7	420W	83%

 The EFO technology delivers over 80% energy savings versus halogen or other incandescent lighting systems commonly used in similar applications. For example, Cinemark Theaters (a nationwide movie theater chain) reduced its energy consumption from 5,140 watts to 1,120 watts by installing our EFO systems in selected facilities.

Color. Today, our EFO system is available in a range of color temperatures and renderings consistent with the lighting industry, which includes color temperatures of warm white (3,000k), neutral white (3,500k), cool white (4,100k), and daylight (5,500k). Both 70+ CRI and an 80+ CRI option is available. CRI is a measure of the degree of color shift that objects undergo when illuminated by the light source as compared with those objects when illuminated by a reference source of comparable correlated color temperature. The maximum CRI is 100. The warm white lamps have a color temperature that is suitable for interior space, while the daylight color temperature matches the color temperature of the light entering spaces through windows. Because we control the design of the lamp, reflector, and fixture, we can tune the system to deliver a balanced, full-spectrum white light.

Elimination of Virtually all Heat Radiation. Our EFO system is designed to prevent the infrared and ultraviolet radiation emitted by the lamp from being funneled through the fiber. As a result, the light output emits virtually no infrared or ultraviolet light, which produce heat when absorbed by the target, and the only heat generated is from light output itself, which is negligible. In contrast, halogen lamps produce approximately nine watts of heat energy for every one watt of light.

Cost Savings. Our EFO system significantly is able to reduce maintenance and replacement costs that normally are attributed to traditional lighting systems. Our EFO systems contain lamps with a long life cycle and need fewer lamps to light a given area. For example, a customer would have to replace 20-40 MR-16 halogen lamps for every one EFO lamp annually, based on average retail usage. In addition, because the EFO lamp is physically separated from the light fixture, when used in applications such as freezer cases, the quality of light and the life of the EFO lamp are not affected by the freezing temperature. The EFO lamp does not radiate heat in the freezer and the freezer does not need to be emptied to change the lamp, as is the case with fluorescent lamps.

Strategy

Our objective is to become the leading provider of energy-efficient lighting systems. To achieve this objective, we intend to pursue the following strategies:

•
Capitalize on the growing need for low-cost, energy-efficient lighting systems. We intend to continue to devote significant resources to our product development efforts to maximize the energy efficiency and quality of our lighting systems while reducing costs and enabling our customers to meet more stringent government regulations. Further, we plan to continue to develop new proprietary technologies and integrate new and potentially more efficient lighting sources into our lighting systems.

•
Focus on increased market penetration where the benefits of our technology are most compelling. We intend to broaden the penetration of our products within retail and supermarket operators, who share similar needs for highly efficient, flexible accent lighting solutions. To reach our target markets, we also intend to focus our direct sales force of experienced lighting salespeople on selected markets and niches.

•
Develop and expand strategic relationships. To expedite the awareness of our EFO technology, we actively are pursuing strategic relationships with distributors, lighting designers, and contractors who distribute, recommend, and/or install lighting systems. We also are cultivating relationships with fixture manufacturers and other participants in the general lighting market. For example, we have entered into two strategic distribution relationships with TCP, Inc. and Eco Engineering to further enhance our penetration into certain broad-based lighting markets. Additionally, we are in the final stages of completing the Lighting Academy in Solon, Ohio, where lighting specialists, designers and installers will be able to attend courses on EFO lighting technology and installation as well as view our energy-efficient technology in a variety of applications and settings.

Sales, Marketing, and Distribution of our Products

Our products are sold through a combination of a direct sales force paid on commission, independent sales representatives, and various distributors in different geographic markets throughout the world. Our distributors’ obligation to us is not contingent upon the resale of our product and as such does not prohibit revenue recognition. We have been successful in hiring experienced salespeople from leading firms in the industry. As of December 31, 2007, we had approximately 140 sales and independent sales representatives throughout the United States and Europe. In 2007, the position of vice president of sales and marketing (pool products) was filled by Steve Gasperson, an individual with eight years of experience with the company. He is a marketing expert with over twenty years of relevant experience, and in his new role, he will be overseeing the ongoing expansion of pool lighting products.

Within the commercial lighting business unit, we are focusing our efforts on large retailers, and our recent successes include the “W” Hotels, Wal-Mart (Mexico), Bath and Body Works, and significant expansions into Albertson’s Food Retailers and Whole Foods. Our typical sales process includes a testing phase, which starts with a demonstration of our products to key executives, followed by a prototype installation in one store and then to multiple stores. Finally, we install in all of the stores within the same chain.

Our ten largest customers accounted for 28% of our net sales. In 2007, there was no single customer who accounted for more than 10% of net sales.

Manufacturing and Suppliers

We produce our lighting systems through a combination of internal and outsourced manufacturing and assembly. Our internal lighting system manufacturing consists primarily of fiber processing, final assembly, testing, and quality control. We use independent contractors to manufacture some components and sub-assemblies and have worked with a number of our vendors to design custom components to meet our specific needs. We manage inventories of domestically produced component parts on a just-in-time basis when practicable. Our quality assurance program provides for testing of all sub-assemblies at key stages in the assembly process as well as testing of finished products.

Some of our products are manufactured off shore, resulting in cost savings. Under a Production Share Agreement initiated in 2003 and renewed in August 2007, we conduct contract assembly in Mexico through North American Production Sharing Inc. and Industrias Unidas de BC, SA de CV, or North American. Under this agreement, North American provides administrative and manufacturing services, including labor services and the use of manufacturing facilities in Mexico, for the manufacturing and assembly of certain fiber optic systems and related equipment and components. Since 2004, we have been assembling products from ECDS, located in Cochin, India. These products are received on a purchase order basis, primarily by ocean shipment, and, in some cases, by air freight.

We manufacture our large core fiber products in our Solon, Ohio, facility, using either an extrusion process or a cast process.

Mitsubishi currently is the exclusive supplier of our small-diameter stranded fiber. In sales volume, our products that incorporate small-diameter stranded fiber historically have been the single largest fiber product that we sell and represent significant sales volume. We expect to maintain our relationship with Mitsubishi for the supply of small-diameter fiber.

Advanced Lighting Technologies, Inc. (ADLT), a leading supplier of metal halide light sources, has a collaborative relationship with Energy Focus. We rely on ADLT for furnishing of our lamps, reflectors, and power supplies. In April 2006, we entered into several new agreements with ADLT regarding mutual development collaboration for the continued improvement in our lamp technology and for support of our coating technologies. These agreements also provided for the purchase of certain coating equipment, the provision to us of certain other services, the continued supply to us of products manufactured by ADLT, and a cross-license of certain intellectual property.

Research and Development

Research and development has been a key focus of our company; accordingly, we have committed substantial resources to it. Our R&D team, located in Ohio, is dedicated to continuous improvement and innovation of EFO systems. We also have engineers based in California, focused on development of pool products.

We purchased the base technology of the EFO system in 2000 from Unison Fiber Optic Lighting Systems, LLC. Subsequently, we won government awards and contracts and now have proprietary and commercial rights on the technology developed from those government contracts.

Research and development expense for the years ended December 31, 2007, 2006, and 2005 were $2,907,000, $2,341,000, and $2,190,000, respectively, net of credits from the government.

Our recent achievements include:

2007: In August 2007, the VHESC Consortium (Very-High-Efficiency Solar Cells) reported a world record of 42.9% conversion efficiency on photovoltaic devices (PV). Energy Focus is a member of this consortium, and these solar cells make use of our proprietary optics technology. In November, we were awarded a $1-million contract with Dupont to develop advanced solar cell technologies. Additionally, we were awarded additional Phase II contracts for two Defense Advance Research Project Agency (DARPA) Small Business Innovation Research (SBIR) projects to research lamp coating technologies and an extruded, large-core fiber processing method. The two DOE Phase II contracts are for a total of $1,500,000. Lastly, we were awarded the prestigious DARPA Tech Award for Excellence in recognition of our outstanding achievement for bridging the technology gap between inefficient traditional light sources and advanced high-efficiency light systems.

2006: We entered into a DARPA agreement with the Navy for supplying our lighting on three ships. Revenues from these ship installations totaled $1,979,000.

2005: We won a Phase II SBIR Award from the Department of Energy for an additional $1,500,000. These additional awards were for the continuation of work originally won in 2004, incorporating additional R&D work on an instant version of EFO, and developing a fast cure for the fiber production process.

In October, we also won initial SBIR funding from the Department of Defense under DARPA totaling $200,000 to further explore improvements to lamp coatings and to further research materials and processing techniques for the company’s continuously extruded large-core fiber processing method.

In September, we entered into a third-party agreement with ADLT, where ADLT would provide consulting and other R&D services. This step augmented our internal research department efforts with several collaborations with suppliers and other third parties.

2004: In June, we won two Phase I SBIR Awards from the Department of Energy. One award was for work on an instant version of EFO, and the other was to develop a fast cure for the fiber production process. These awards were for an initial amount of $200,000 to cover two years of the project completion phase.

Also in June, we received $1,000,000 in funding from DARPA. This project had certain milestones that had to be achieved within a given timeframe for developing an LED version of the HED lighting for the EFO system. We achieved both milestones and received the full $1,000,000 at the end of 2005.

Intellectual Property

We believe that the success of our business depends primarily on our technical innovations, marketing abilities, and responsiveness to customer requirements, rather than on patents, trade secrets, trademarks, copyrights, and other intellectual property rights. Nevertheless, we have a policy of seeking to protect our intellectual property through patents, license agreements, trademark registrations, confidential disclosure agreements, and trade secrets. As of December 31,2007, our intellectual property portfolio consisted of 51 issued United States and foreign patents, various pending United States patent applications, and various pending Patent Cooperation Treaty, or PCT, patent applications filed with the World Intellectual Property Organization that serve as the basis of national patent filings in countries of interest. A total of 28 applications are pending. As of March 11, 2008, our intellectual property portfolio consisted of 58 issued United States and foreign patents, various pending United States patent applications, and various pending Patent Cooperation Treaty, or PCT, patent applications filed with the World Intellectual Property Organization that serve as the basis of national patent filings in countries of interest. A total of 51 applications are pending. Our issued patents expire at various times between August 2008 and June 2025. Generally, the term of patent protection is 20 years from the earliest effective filing date of the patent application. There can be no assurance, however, that our issued patents are valid or that any patents applied for will be issued. There can be no assurance that our competitors or customers will not copy aspects of our fiber optic lighting systems or obtain information that we regard as proprietary. There also can be no assurance that others will not independently develop products similar to ours. The laws of some foreign countries in which we sell or may sell our products do not protect proprietary rights to products to the same extent as do the laws of the United States.

We are aware that a large number of patents and pending patent applications exist in the field of fiber optic technology and LED lighting. We are also aware that certain competitors hold and have applied for patents related to fiber optic lighting and LED lighting. Although, to date, we have not been involved in litigation challenging our intellectual property rights, we have in the past received communications from third parties asserting rights over our patents or that our technology infringes intellectual property held by such third parties. Based on information currently available to us, we do not believe that any such claims involving our technology or patents are meritorious. However, we may be required to engage in litigation to protect our patent rights or to defend against the claims of others. There can be no assurance that third parties will not assert claims that our products infringe third-party patents or other intellectual property rights or that, in case of a dispute, licenses to such technology will be available, if at all, on reasonable terms. In addition, we may need to take legal action to enforce our intellectual property rights in the future. In the event of litigation to determine the validity of any third-party claims or claims by us against third parties, such litigation, whether or not determined in our favor could result in significant expense to us and divert the efforts of our technical and management personnel from productive tasks. Also, in the event of an adverse ruling in such litigation, we might be required to expend significant resources to develop non-infringing technology or to obtain licenses to the infringing technology, and the licenses may not be available on acceptable terms. In the event of a successful claim against us and our failure to develop or license a substitute technology, our operating results could be adversely affected.

Backlog

We typically ship standard products within a few days after receipt of order. Custom products are shipped within 30-60 days of receipt of order. Generally, there is not a significant backlog of orders except at year-end. Our backlog at the end of 2007 was $983,000, compared to $1,143,000 at the end of 2006.

Competition

Our products compete with conventional electric lighting systems and with a variety of lighting products, including conventional light sources such as incandescent light bulbs as well as metal halide lamps, LEDs, compact fluorescent lamps, and decorative neon lighting. Our EFO systems compete with conventional electrical lighting systems, other fiber optic lighting systems, and alternative energy-efficient lighting products such as compact fluorescent lighting. Our traditional commercial lighting products compete with other lighting products primarily in the areas of down lighting, accent lighting, and signage lighting. Our pool lighting products compete with other sources of pool lighting in the areas of in-pool lighting, including colored and color-changing underwater lighting, and pool accent lighting. Principal competitive factors include price, performance, ease of installation, and maintenance requirements.

Our EFO systems compete with conventional electrical lighting technologies and with other sources of accent and down lighting such as ceramic metal halide, halogen, and incandescent bulbs. Our EFO systems compete with traditional electrical lighting systems and other fiber optic systems in markets where energy efficiency, ease of installation, and lower maintenance costs are principal competitive factors. Our EFO systems also compete with manufacturers of lamps and fixtures who may sell their products to end-users as a system or as individual components.

We expect that our ability to compete effectively with conventional lighting technologies, other fiber optic lighting products and new lighting technologies that may emerge will depend substantially upon achieving greater performance and reducing the cost of our EFO systems. Principal competitors in the EFO market include large lamp manufacturers and lighting fixture companies whose financial resources substantially exceed ours. These conventional lighting companies may introduce new or improved products that may reduce or eliminate some of the competitive advantages of our products. We anticipate that the primary competition to our EFO systems will come from new technologies that offer increased energy efficiency, lower maintenance costs and/or lower heat radiation. In certain applications we compete with LED systems produced by large lighting companies such as Phillips and General Electric.

In traditional commercial lighting, we compete primarily with local and regional lighting manufacturers that, in many cases, are more established in their local markets than we are. In traditional commercial lighting, fiber optic lighting products are offered by a number of smaller companies, some of which compete aggressively on price. Some of these competitors offer products with performance characteristics similar to those of our products. Additionally, some conventional lighting companies now manufacture or license fiber optic lighting systems that compete with our products. Schott, a German glass fiber company, markets fiber optic systems in the United States. Many companies compete with us in Asia, including Phillips, Mitsubishi, Bridgestone, and Toray. Mitsubishi also sells our BritePak fiber cables in Japan. In addition, we compete with Toray in the stranded, small-diameter optical fiber in the special effects lighting market.

In the pool market, we face competition from suppliers and distributors who bundle lighting and non-lighting products and sell these packages to pool builders and installers. In addition, we face competition directly from manufacturers who produce their own lighting systems and components. For example, in the pool market, competitive products are offered by Pentair’s American Products Division, a major manufacturer of pool equipment and supplies, as well as Super Vision International. In the spa business, spa manufacturers install LED lighting systems during the manufacturing process. We intend to develop new fiber optic lighting products that are complementary to traditional pool lights currently sold by pool equipment suppliers. To maximize the sales of these new products, we plan to leverage our well-established presence in the pool lighting market.

Employees

As of December 31, 2007, we had 102 full-time employees, 19 of whom are located in the United Kingdom, 12 in Germany, and 71 in the U.S.A. We have 26 employees dedicated to developing technology, research, and product development. We also have 20 people involved with sales and sales support.

No employees are subject to any collective bargaining agreement, and we believe our employee relations to be good.

Business Segment

The company operates in a single industry segment where it serves two principal markets; commercial/industrial lighting and pool lighting. It markets its products for worldwide distribution primarily through independent sales representatives and distributors in North America, Europe, and the Far East.

Available Information

Our Web site is http://www.energyfocusinc.com. We make available free of charge, on or through our Web site, our annual, quarterly, and current reports, as well as any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the SEC. Information contained on our Web site is not part of this report.

FORWARD-LOOKING STATEMENTS

When used in this report, the words “expects,” “anticipates,” “estimates,” “plans,” “intends,” and similar expressions are intended to identify forward-looking statements. These statements include, but are not limited to, statements as to our competitive position; future operating results; net sales growth; expected operating expenses and capital expenditures; gross product margin improvement; sources of revenues; anticipated credits from government contracts; product development and enhancements; liquidity and cash reserves; our reliance upon a limited number of customers; our accounting policies; the effect of recent accounting announcements; the development and marketing of new products; relationships with customers and distributors; relationships with, dependence upon, and the ability to obtain components from suppliers; as well as our remarks concerning our ability to compete in the fiber optic lighting market; the evolution and future size of the fiber optic lighting market; seasonal fluctuations; plans for and expected benefits of outsourcing and offshore manufacturing; trends in the price and performance of fiber optic lighting products; the benefits and performance of our lighting products; the adequacy of our current facilities; our strategy with regard to protecting our proprietary technology; our ability to retain qualified employees; and the risks set forth below under Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions, or circumstances on which any such statement is based.
Fiberstars®, BritePak®, OptiCore™, Lightly Expressed®, Jazz Light™, FX Light™, FX Spa Light™, Fiberstars EFO®, and E-enlightened Innovations ™, are our registered trademarks. We also refer to trademarks of other corporations and organizations in this document.

All references to “Energy Focus,” “we,” “us,” “our,” or “the company” means Energy Focus, Inc. and its subsidiaries, except where it is made clear that the term means only the parent company.

Item 1A. Risk Factors

Global Economic Risk: The company may be adversely impacted by weakness in general economic conditions including the onset of recession and increase in inflation. General recession may contribute towards our inability to increase sales, whereas inflation may cause the cost of material and labor to go up. Specifically, the downturn in housing construction may adversely affect the sale of pool products, whereas the consumer credit crunch may cause retail sales to decrease, thereby halting further construction of retail outlets—our primary commercial market.

We have significant international activities and customers and plan to continue these efforts. This subjects us to additional business risks, including logistical complexity, political instability, and the general economic conditions in those markets. Because the market for our products tends to be highly dependent upon general economic conditions, a decline in general economic condition likely would harm our operating results.

Risks we face in conducting business internationally include the following:

•	multiple, conflicting, and changing laws and regulations, export and import restrictions, employment laws, regulatory requirements, and other government approvals, permits, and licenses;

•	difficulties and costs in staffing and managing foreign operations such as our offices in Germany and the United Kingdom;

•	difficulties and costs in recruiting and retaining individuals skilled in international business operations;

•	increased costs associated with maintaining international marketing efforts;

•	potentially adverse tax consequences; political and economic instability, including wars, acts of terrorism, political unrest, boycotts, curtailments of trade, and other business restrictions; and

•	currency fluctuations.

In addition, we face additional risks in the Asia/Pacific region associated with disease, increased political tensions between countries in that region, potentially reduced protection for intellectual property rights, government-fixed foreign exchange rates, relatively uncertain legal products, and developing telecommunications infrastructures. In addition, some countries in this region, such as China, have adopted laws, regulations, and policies that impose additional restrictions on the ability of foreign companies to conduct business in that country or otherwise place them at a competitive disadvantage in relation to domestic companies.

Liquidity Risk: The company has incurred net losses in each of the past five years. The $11,300,000 loss in 2007 has been the largest loss in the company’s history. Throughout those years, the company has relied upon its cash reserves and current assets, provided by equity financing, along with bank credit to furnish funds for operations and development and make up for the absence of positive cash flow. In 2007, management instituted several measures to reverse the trend of losses, including determined expense reduction and the hiring of a new chief financial officer, as well as the development and implementation of a strategic sales, marketing, and long-term growth strategy. Management is concerned, however, that despite continuing efforts to increase income and manage expenses, the company may not have sufficient cash and liquid assets to remain in business throughout 2008 without obtaining additional external financing. Therefore, management intends to pursue the raising of additional financing in 2008. On March 14, 2008, the company raised approximately $9,500,000 in equity financing, net of expenses, in a private placement of shares of common stock and warrants to existing shareholders. This additional financing will be used to fund working capital, pay debt and perform additional research and development. The company received the funds on March 17, 2008. Management believes that this additional financing, when combined with current cash reserves and current assets, will be sufficient to fund on-going operations for the next 12 months.

Competitive Risk: Competition continues to increase in the commercial decorative, accent, and pool lighting markets, as well as in the energy-efficient lighting markets. A number of companies offer directly competitive products, including color halogen lighting for swimming pools and incandescent and fluorescent lighting for commercial decorative and accent lighting. We also compete with LED products in water lighting and other lighted signs. In addition, many of our competitors in the pool market bundle their lighting products with other pool- related products, which many customers find to be an attractive alternative. Our competitors include large and well-established companies such as General Electric, Sylvania, Philips, Schott, 3M, Bridgestone, Pentair, Mitsubishi, and OSRAM/Siemens.

Furthermore, many of our competitors have substantially greater financial, technical, and marketing resources than we do. We may not be able to adequately respond to technological developments or fluctuations in competitive pricing. We anticipate that any future growth in energy-efficient lighting will be accompanied by continuing increases in competition, which could adversely affect our operating results if we cannot compete effectively. To stay competitive, we must continue to allocate sufficient resources to research and development, which could negatively impact our gross margins. If we are unable to provide more efficient lighting technology than our competitors do, our operating results will be adversely affected.

Technological Risk: The EFO system offers a new full-spectrum lamp for use in retail stores. However, since the technology used is fairly untested we may need to incorporate certain design changes before it becomes widely applicable. Also, a substantial portion of our R&D resources have been devoted to the development of EFO technologies. If future revenue generation is not ramped up, we may not be able to off-set the cost involved in developing these technologies.

In the past, we have experienced design defects and product failure. Our EFO systems experienced defects related to the power supply in the illuminator, and our pool products experienced defects with our circuit sequencing color wheel. We cannot guarantee that we will not experience defects or compatibility issues in components or products in the future. Errors or defects in our products also could result in product liability claims. We estimate warranty and other returns and accrue reserves for such costs at the time of sale. Any estimates, reserves, or accruals may be insufficient to cover sharp increases in product returns, and such returns may harm our operating results.

Supplier Risk: The company currently buys all of its small diameter stranded fiber, the main component of its product, from one supplier. The company also relies on a sole supplier for certain lamps, reflectors, remote control devices, and power supplies. In the event of disruption in the supply chain, the company may incur losses due to delay or cancellation of orders.

Facility Risk: The large-core fiber manufacturing unit is housed in a single facility in Solon, Ohio. Moreover, only one machine is able to produce the patented fiber optics used in a majority of EFO products. In the event of physical damage or any other event leading to the temporary shut down of the unit, we may not be able to meet our pending production schedule. This, is turn, may adversely affect our revenue generation process, thereby negatively impacting net income.

Third-Party Risk: Three strategic pieces of equipment are operated by third parties. Failure to properly maintain the equipment and/or the creation of any delays or inabilities to meet our production requirements on the part of any of these suppliers will result in disruption of promised delivery to our clients.

Credit Risk: The company sells its products primarily through distributors and contractors in North America, Europe, and the Far East. While the company performs periodic credit evaluations of its customers, it generally does not require collateral. The company therefore faces credit risk in the event that its customers are unable to pay. The company maintains an allowance for potential credit loss as a buffer against this risk.

Intellectual Property Risk: As of December 31, 2007, our intellectual property portfolio consisted of 51 issued United States and foreign patents, various pending United States patent applications, and various pending Patent Cooperation Treaty, or PCT, patent applications filed with the World Intellectual Property Organization that serve as the basis of national patent filings in countries of interest. As of December 31, 2007 a total of 28 applications were pending.

Our issued patents expire at various times between August 2008 and June 2025. Generally, the term of patent protection is 20 years from the earliest effective filing date of the patent application.

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

Key Employee Risk: Our future success will depend to a large extent on the continued contributions of certain employees, such as our current chief executive officer, chief financial officer, chief operations officer, and chief technical officer. These and other key employees would be difficult to replace. Our future success also will depend on our ability to attract and retain qualified technical, sales, marketing and management personnel, for whom competition is very intense. The loss of—or failure to attract, hire, and retain— any such persons could delay product development cycles, disrupt our operations or otherwise harm our business or results of operations. In addition, we plan to restructure our internal sales force to generate more sales. However if this plan is not implemented well, then planned sales may not occur, and the anticipated revenues may not be realized.

Risk of Losing Governmental Funding for Research: Historically, approximately 54% of our EFO research and development efforts have been supported directly by government funding. In 2007, approximately 46% of our EFO research and development funding came from government sources and was contracted for short periods, usually one to two years. If government funding is reduced or eliminated, there is no guarantee that we would be able to continue to fund our research and development efforts in EFO technology and products at their current levels, if at all. If we are unable to support our EFO research and development efforts, there is no guarantee that we would be able to develop enhancements to our current products or develop new products.

Litigation Risk: At any given time, the company may be subject to litigation, the disposition of which may have a material adverse effect upon our business, financial condition, or results of operation. Information regarding the company’s current legal proceeding is presented in Part I, Item 3.

Foreign Risk: We use plants in Mexico, India, and Taiwan to manufacture and assemble many of our pool products. The supply of these finished goods may be impacted by local political or social conditions as well as the financial strength of the companies with which we do business.

Item 1B. Unresolved Staff Comment Letters

None

Item 2. Property

Our principal executive offices and commercial lighting manufacturing and assembly facilities are located in a 79,000 square foot facility in Solon, Ohio, under a lease agreement expiring in 2011. 10,000 square feet of this space is subleased to another tenant through June 2008. We also have leased sales facilities in Pleasanton, California, and Berkshire, United Kingdom. We also own a sales/assembly facility in Berching, Germany. In addition, we have a contract manufacturing facility near Tijuana, Mexico. We believe that our current facilities are adequate to support our current and anticipated operations.

Item 3. Legal Proceedings

From time to time, we occasionally become involved in ordinary routine litigation incidental to our business. We currently are not involved in any material litigation, and we do not anticipate becoming involved in any in the foreseeable future.

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of the year ended December 31, 2007, there were no matters submitted to a vote of security holders.

Supplemental Item: Executive Officers of the Registrant

Pursuant to Form 10-K, General Instructions G (3), the following information on Executive Officers is included as an additional item in Part I:

Name	Age	Current Position and Business Experience

John Davenport	62
Chief Executive Office and Director - July 2005 to present. Chief Operating Officer - July 2003 to July 2005. Vice President and Chief Technology Officer - November 1999 to July 2003. Prior to joining Energy Focus, Mr. Davenport served as the president of Unison Fiber Optic Lighting Systems, LLC from 1998 to 1999. Before that, Mr. Davenport served at GE Lighting in various capacities for 25 years.

Nicholas Berchtold	41
Chief Financial Officer and Vice President of Finance - July 31, 2007, to present. Prior to joining Energy Focus, Mr. Berchtold was the division controller at Wellman Products Group, a division of Hawk Corporation, from 2000 to 2007, where he was responsible for global financial reporting and analysis. Additionally, he served as the corporate assistant controller at Olympic Steel, Inc. from 1997 to 2000.

Roger Buelow	35
Chief Technology Officer, General Manager, and Vice President - July 2005 to present. Vice President Engineering from February 2003 to July 2005. Prior to joining Energy Focus, Mr. Buelow was the director of engineering at Unison Fiber Optic Lighting Systems, LLC from 1998 to 1999.

Eric Hilliard	40
Chief Operating Officer - November 2006 to present. Business Manager at Saint Gobain - Flight Structures Business from 2002 to 2006. Additionally, he served at Goodrich Aerospace Company and HJ Heinz Company for 7 years from 1994 to 2002

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

Our common stock trades on the Nasdaq National Market under the symbol “EFOI.” The following table sets forth the high and low sales prices for our common stock from its consolidated transaction reporting system.

	High	Low
First quarter 2006	$9.33	$7.61
Second quarter 2006	9.09	6.91
Third quarter 2006	8.85	6.75
Fourth quarter 2006	7.95	5.42

First quarter 2007	$8.75	$5.20
Second quarter 2007	7.52	5.60
Third quarter 2007	7.85	4.60
Fourth quarter 2007	9.95	4.80

There were approximately 108 holders of record of our common stock as of February 29, 2008, and we estimate that at that date there were approximately 800 additional beneficial owners.

We have not declared or paid any cash dividends and do not anticipate paying cash dividends in the foreseeable future.

Stockholder Matters

There were no reportable transactions for equity securities that required stockholder approval during 2007 since there were no sales or purchases of stock during 2007. Options and warrants exercised during 2007 were all issued prior to calendar year 2007.

Item 6. Selected Financial Data

The Selected Operations and Balance Sheet Data set forth below have been derived from our Consolidated Financial Statements. It should be read in conjunction with the information appearing under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this report and the Consolidated Financial Statements and related notes found in Item 8 of this report.

SELECTED CONSOLIDATED FINANCIAL DATA

(IN THOUSANDS, EXCEPT PER-SHARE DATA)

YEARS ENDED DECEMBER 31,	2007	2006	2005	2004	2003
OPERATING SUMMARY
Net sales	$22,898	$27,036	$28,337	$29,731	$27,238
Gross profit	6,282	7,785	10,626	11,511	10,341
As a percentage of net sales	27.4%	28.8%	37.5%	38.7%	38.0%
Research and development expenses	2,907	2,341	2,190	1,188	1,279
As a percentage of net sales	12.7%	8.7%	7.7%	4.0%	4.7%
Sales and marketing expenses	9,789	9,774	9,595	8,595	7,188
As a percentage of net sales	42.8%	36.2%	33.9%	28.9%	26.4%
General and administrative expenses	4,651	4,956	3,135	2,459	2,435
As a percentage of net sales	20.3%	18.3%	11.1%	8.3%	8.9%
Restructure expenses	456	734	3,120	—	—
As a percentage of net sales	2.0%	2.7%	11.0%	—%	—%
Loss before tax	(11,127)	(9,537)	(7,314)	(762)	(594)
As a percentage of net sales	(48.6)%	(35.3)%	(25.8)%	(2.6)%	(2.2)%
Net loss	(11,317)	(9,650)	(7,423)	(704)	(608)
As a percentage of net sales	(49.4)%	(35.7)%	(26.2)%	(2.4)%	(2.2)%
Net loss per share
Basic	$(.98)	$(0.85)	$(0.90)	$(0.10)	$(0.10)
Diluted	$(.98)	$(0.85)	$(0.90)	$(0.10)	$(0.10)
Shares used in per-share calculation:
Basic	11,500	11,385	8,223	7,269	5,993
Diluted	11,500	11,385	8,223	7,269	5,993

FINANCIAL POSITION SUMMARY
Total assets	$28,869	$40,592	$46,209	$27,018	$24,119
Cash, cash equivalents, and short-term
investments	8,412	15,968	23,578	3,609	4,254
Working capital	12,512	22,410	31,530	14,541	12,449
Credit line borrowings	1,159	1,124	47	—	—
Current portion of Long-term borrowings	1,726	778	342	38	30
Long-term borrowings	314	1,862	1,089	484	521
Shareholders’ equity	21,618	30,880	38,184	21,202	18,950
Common shares outstanding	11,623	11,394	11,270	7,351	6,317

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We manufacture and sell fiber optic and LED lighting systems, and our business is involved in two specific markets: commercial lighting and pool lighting. Our patented system, used by both product lines, is called the “EFO” system. The EFO system delivers higher energy savings, heat dissipation, and lower maintenance cost. These features provide a distinct advantage over our competitors’ products, and we have been able to successfully cater to a niche market. Our products are a good fit for the lighting needs of supermarkets, retail stores, the U.S. Navy, museums, and other specialized markets, including but not limited to hotel chains, dock lighting, and casinos. Also, the lighted fiber optic cables, an integral part of the lighting system, are aesthetically pleasing and have been warmly welcomed by design firms.

Even though our net sales have been trending downward during the past years, the sales from our EFO systems, our patented product, have been progressively improving. The EFO-generated sales were $7,011,000 in 2007, $5,316,000 in 2006, and $3,645,000 in 2005. The EFO systems have been well received by architectural and design firms and are now marketed in Europe, Russia, and the Middle East.

In August 2007, our company was awarded the prestigious Defense Advanced Research Project Agency (DARPA) Award for small business innovation. This award brings awareness in the marketplace about our technological contribution, which we hope will result in increased sales. In 2007 and 2006, a modified version of our EFO system was fitted to three Navy ships. This project was funded through a government grant from DARPA. During the first quarter of 2007, we became a subcontractor to the University of Delaware for conducting research on Very-High-Efficiency Solar Cells (VHESC). This is a prestigious assignment that we hope will bring awareness about our technological strengths.

Trends and Uncertainties: The following is a summary of trends and uncertainties that affected our financial performance in 2007:

Economic Trends: During the second half of 2007, the U.S. economy was adversely affected by continued deterioration in the housing market and extraordinary volatility in the fixed-income markets. These problems affected our 2007 results in varying degrees. Certain geographic regions were impacted more significantly than others, and this had some influence on the seasonal and regional business conducted by our pool business. Economic decline in the construction industry affected sales negatively in both the pool and commercial lighting markets.

Management Team: During 2007, we experienced turnover in several senior management positions. We believe that we have a new management team focused on addressing the issues of declining sales and increasing revenue through improved marketing channels while reducing expenses. We expect our operations to benefit from the expertise of the new leaders who joined our organization in 2007.

Sales Plans: We introduced a new product category called “EFO LED” as part of our EFO systems. Initial feedback is that it has been well accepted by the market and is expected to contribute positively to future sales growth. In 2008, we constructed a new showroom at our headquarters in Solon, Ohio, to showcase our products to architects and designers. This effort too will help bolster sales in the future. We recently entered into partnership with TCP, Inc., of Aurora, Ohio, and Eco Engineering, LLC of Cincinnati, Ohio, to distribute a broad range of our products to their national customers. This is a significant step for increasing sales in the future and is in addition to the previously used marketing channels of commission-based sales representatives. We believe that this step will positively affect our sales in the near future.

Liquidity: Due to continued losses and sales declines in 2007, management intends to pursue the raising of additional equity financing in 2008. On March 14, 2008, the company raised approximately $9,500,000 in equity financing, net of expenses, in a private placement of shares of common stock and warrants to existing shareholders. This additional financing will be used to fund working capital, pay debt and perform additional research and development. The company received the funds on March 17, 2008. Management believes that this additional financing, when combined with current cash reserves and current assets, will be sufficient to fund on-going operations for the next 12 months.

United States Bank Borrowings: We currently have $2,645,000 in borrowings outstanding with Silicon Valley Bank which become due on February 29, 2008. On March 14, 2008, our company entered into a sixth amendment with Silicon Valley Bank which extends our due date to April 30, 2008.

Results of Operations

Net Sales

Our net sales decreased 15% to $22,898,000 in 2007, compared to $27,036,000 in 2006. Net sales were $28,337,000 in 2005.

In 2007, sales of pool products, excluding EFO products, decreased by 25%, or $2,956,000, and commercial lighting products, excluding EFO products, decreased by 29%, or $2,877,000. This decrease was partially offset by improved sales of EFO products—an increase of 32%, or $1,695,000, compared to the year before. The decrease in pool lighting sales was due to a $2,533,000, or 23%, drop in sales of in-ground pool products and also a $423,000, or 46%, decrease in sales of Jazz lighting products. However, Jazz lighting products are no longer considered a core product for the future, and the decrease was anticipated.

Our sales breakdowns, by product lines, with EFO products as a separate line item, are as follows:

Product Line Breakdown
(in thousands)

	Year Ended December 31,
	2007	2006	2005
EFO	$7,011	$5,316	$3,645
Traditional Pool	9,002	11,958	14,744
Traditional Commercial Lighting	6,885	9,762	9,948
Total	$22,898	$27,036	$28,337

EFO sales reported in 2006 and 2005 have been restated for comparability with EFO products included in 2007.

The increased sales of EFO products were a result of organic sales growth and the introduction of certain new EFO products in 2007. These new products were an addition to the existing EFO fiber optic product and contributed $3,970,000, or 57%, in sales out of the total EFO sales of $7,011,000.

In 2006, net sales decreased by 5% to $27,036,000, compared to $28,337,000 in 2005. The 2006 decrease was a result of lower sales of pool products, excluding EFO, of 19%, or $2,786,000, and commercial lighting products of 2%, or $186,000, which partially was offset by increased sales of EFO products of 46%, or $1,671,000, including $1,478,000 of new EFO pool products. The decrease in traditional pool lighting sales was due primarily to decrease in sales from our in-ground and jazz lighting products. The decrease in traditional commercial lighting sales was due to lower sales in the U.S. and Germany.

During 2007, $234,000 of revenue was recognized on a percentage-of-completion basis for milestones completed as a subcontractor to the University of Delaware for continuing research on Very-High-Efficiency Solar Cells.

International sales accounted for approximately 35% of net sales in 2007, as compared to 31% of net sales in 2006 and 33% in 2005. The falling exchange rate for U.S. dollars helped boost the international sales reported this year. The breakdown of our international sales is as follows:

International Sales
(in thousands)

	Year Ended December 31,
	2007	2006	2005
United States Domestic	$14,949	$18,776	$19,123
Germany	3,136	2,998	3,399
U.K.	4,265	4,817	4,775
Others	548	445	1,040
Total Sales	$22,898	$27,036	$28,337

Gross Profit

We had gross profit of $6,282,000 in 2007, a decrease of 19%, compared to $7,785,000 in 2006. Total gross profit as a percentage of total net sales was 27% in 2007, compared to 29% in 2006.

In 2006, we had gross profit of $7,785,000, compared to $10,626,000in 2005. As a percentage of sales, the gross profit for 2006, was 29% compared to 38% in 2005. Lower margins from commercial lighting and pool sales contributed towards much of the decline in both 2007 and 2006.

Operating Expenses

Research and Development

Research and development expenses were $2,907,000 in 2007, a 24% increase from $2,341,000 in 2006.

Overall, we decreased gross spending in research and development expense on personnel and project costs related to partially subsidized government awards and on improvements for existing products. This spending continued to be offset by expense credits for funds received in 2007, under various government awards for which we are the sole beneficiary of such research. The gross research and development spending along with credits from government contracts is shown in the following table:

	Year ended December 31,
	2007	2006	2005
	(in thousands)
Gross R& D Expense and Government Reimbursement:
Gross Expenses for R&D	$3,424	$3,556	$4,485
Deduct: Incurred and Accrued Credits from Government Contracts	(517)	(1,215)	(2,295)
Net R&D Expenses	$2,907	$2,341	$2,190

Total Credits Received and Revenue Recognized on Government Projects:
Incurred and Accrued Credits from Government Contracts	$517	$1,215	$2,295
Revenue Recognized for Completed Deliveries	542	1,979	—
Net Credits Received and Revenue Recognized	$1,059	$3,194	$2,295

Credits received from government contracts for research for which we are the beneficiary during the fiscal year are recorded as a reduction to research and development expense. The net of payments to subcontractors amounted to $517,000 in 2007, compared to $1,215,000 in 2006, and $2,295,000 in 2005. Gross expenses for research and development decreased by $132,000 in 2007, a 4% decrease compared to 2006. Net research and development expenses were 12.7% of sales in 2007, compared to 8.7% of sales in 2006, and 7.7% in 2005.

This decrease in credits from 2005 to 2006 was due to the completion of the AMCOM contract and associated credits in 2005. Gross expenses for research and development decreased by $929,000 from 2005 to 2006 due to the re-allocation of some research and development staff to building milestone deliverables under the Navy ship installation contract and their associated costs being included in cost of sales in 2006, whereas there was no such activity or re-classed expenses in 2005.

When the government contract is for the delivery of a product or service, we recognize revenue from those government projects according to percentage of completion method or actual deliveries made. Costs related to the completion of the sale are charged to cost of sales. In 2007, revenue recognized from completed deliveries was $542,000. The revenue recognized for completed deliveries of products or services was $1,979,000 in 2006 and none in 2005. For further information on our revenue recognition policy, please refer to “Critical Accounting Policies and Estimates” within this section of the report.

Net credits received from government reimbursement are the combination of revenue and credits against gross research and development costs. In 2007, our net credits were $1,059,000, compared to $3,194,000 in 2006 and $2,295,000 in 2005.

Sales and Marketing

Sales and marketing expenses were $9,789,000 in 2007, compared to $9,774,000 in 2006. While the net dollar amounts are similar for both years, in terms of percentage of sales, it was 43% in 2007 and 36% in 2006. In 2007, sales expenses for the pool product line amounted to $2,676,000, or 27% of total marketing cost, whereas the commercial lighting line was $7,113,000, or 73% of total marketing costs.

In 2006, sales and marketing expenses were $9,774,000, a 2% increase compared to the $9,595,000 in 2005. Last year’s increase was due in part to an increase of $734,000 in EFO sales and marketing offset by lower commissions of $443,000, and lower pool sales and marketing of $120,000 in 2006.

General and Administrative

General and administrative expenses were 20% of sales in 2007, 18% of sales in 2006, and 11% of sales in 2005. General and administrative expenses were $4,651,000 in 2007, a $305,000 or 6% decrease as compared to $4,956,000 in 2006. This year’s lower general and administrative expense was largely a result of a $241,000 decrease in stock-based compensation compared to 2006, as well as management’s efforts to reduce overall costs.

General and administrative cost reduction efforts during 2007 were offset by a one-time charge of $409,000 for severance, $172,000 of which was in the general and administrative expenses category. The rest of the severance expenses were related to other line items such as sales and marketing and restructuring expenses. In 2007, we also incurred a non-recurring general and administrative charge of $342,000 in the third quarter and for bad debts due to a change in policy for calculating the reserve. Without these two non-recurring charges, the general and administrative expenses for 2007 would have been $4,150,000, a decrease of 10% from 2006.

General and administrative expenses were $4,956,000 in 2006, a $1,821,000 increase as compared to $3,135,000 in 2005. The 2006 increase was due to higher costs associated with complying with the Sarbanes-Oxley Act of 2002, option expenses associated with implementing FAS 123 (R), accounting fees, investor relations costs, and legal fees. We became an accelerated filer with the SEC as a result of our market capitalization as of June 30, 2006. As a result, we were required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 beginning with our fiscal year ending December 31, 2006. Our outside costs to comply with Section 404 were approximately $500,000, independent of additional audit fees.

The restructuring expenses in 2007 were $456,000, compared to $734,000 in 2006, a decrease of 38%. In 2005, our restructuring expenses were $3,120,000. The 2007 cost is associated with relocating the fiber production operation from Mexico to Solon, Ohio. The 2006 and 2005 restructuring costs were for the relocation from Fremont, California to Solon, Ohio.

In June 2005, we announced the relocation of our headquarters from Fremont, California, to Solon, Ohio. We had indicated that the cost of the restructure would be approximately $3,500,000 and would result in approximately $2,000,000 in savings. In 2005, we spent approximately $3,100,000 on restructuring expenses.

Other Income and Expenses

We had interest income of $605,000 and interest expense of $321,000 in 2007. Interest income consists of interest earned on deposits and marketable securities and gains on securities sales. Interest expense is for bank interest on equipment loans and on a building loan in Germany for our corporate offices there. Our interest income was $760,000 in 2006, compared to $138,000 in 2005. Our interest expense was $277,000 in 2006, compared to $39,000 in 2005.

We have certain long-term leases. Payments due under these leases are disclosed below in Note 8 and in the Consolidated Financial Statements and related notes included elsewhere in this report.

Income Taxes

We have a full valuation allowance against our deferred tax assets in the United States and Germany. There was a tax expense of $13,000 for our U.K. operations in 2007. There were no tax expenses or benefits for our United States or German operations. In 2007, all expected benefits were offset by an increase in our valuation allowance. We had a tax expense of $177,000 in the U.S., resulting from a tax liability associated with tax treatment for goodwill.

For 2006, we had a full valuation allowance against our deferred tax assets in the United States and Germany. There was no operating statement tax expense or benefit for our German operation in 2006 as any expected benefit was offset by an increase in our valuation allowance. We had a tax expense of $75,000 in the U.S resulting from a tax liability associated with the tax treatment for goodwill. In addition we had a $38,000 tax expense shown for 2006 is a result of tax expense for our United Kingdom operations which experienced a profit of 2006.

For 2005, we had a full valuation allowance against our deferred tax assets in the United States. There was no operating statement tax expense or benefit for our United States operations in 2005 as any expected benefit was offset by an increase in our valuation allowance. The $109,000 tax expense shown for 2005, is a result of tax expense for our United Kingdom and German operations which experienced a profit of 2005

Net Loss

The net loss was $11,317,000, an increase of 17% from our net loss of $9,650,000 in 2006.

For 2006, the net loss of $9,650,000, which was an increase of 30% compared to the net loss of $7,423,000 in 2005.

Liquidity and Capital Resources

Cash and Cash Equivalents

At December 31, 2007, our cash and cash equivalents were $8,412,000, compared to $3,705,000 at December 31, 2006. We had $314,000 in long-term borrowings and $2,885,000 in short-term borrowings as of December 31, 2007. We had $1,862,000 in long-term borrowings and $1,902,000 in short-term borrowings as of December 31, 2006. We did not have any short-term securities at December 31, 2007. We had $12,263,000 in short-term securities at December 31, 2006.

Operating Activities

Net cash used by operating activities primarily consists of net loss adjusted by non-cash items, including depreciation, amortization, stock-based compensation, and the effect of changes in working capital. Cash decreased during 2007, by a net loss of $11,317,000, compared to net losses of $9,650,000 and $7,423,000 for 2006, and 2005 respectively. After adjustments, net cash used by operating activities was $7,502,000 in 2007, compared to $7,184,000 for 2006 and $3,472,000 in 2005.

In 2007, all short-term investments were converted to cash. Further, our efforts to reduce accounts receivable and inventory provided cash of $2,411,000 and $947,000, respectively during 2007. Cash was also used during 2007 to decrease accounts payable by $1,942,000. In 2006, cash decreased by $2,457,000 due to a reduction in accruals, largely due to paying off restructuring expenses accrued in 2005 and increased by $1,510,000 and $558,000 due to increases in accounts payables and a reduction in prepaids, respectively. During 2005, cash increased by $722,000 due to a reduction in accounts receivable and by $363,000 due to a reduction in inventories. Accrued liabilities added to cash in 2005 through an increase of $1,830,000 largely as a result of scheduled payments outstanding on restructuring expenses.

Cash Provided by Investing Activities

There was a net contribution of cash of $11,842,000 in 2007, largely due to net sales of short-term securities, totaling $12,351,000. In 2006, the contribution of cash was $2,058,000 in investing activities, also due to net sales of short-term investments totaling $5,761,000 and partially offset by the acquisition of fixed assets of $3,703,000. This compares to a net utilization of cash of $19,921,000 in investing activities in 2005, primarily due to the investments made in short-term securities and the acquisition of fixed assets.

Cash Provided by Financing Activities

In 2007, the net contribution to cash from financing activities was $407,000, compared to $2,908,000 in 2006 and $25,749,000 in 2005. Proceeds from stock issuances provided $964,000 in cash in 2007. Also in 2007, additional bank borrowings of $289,000 were reduced by debt payments of $908,000. During 2006, the net cash contribution primarily was due to our receipt of $2,686,000 in proceeds from bank borrowings, of which $1,609,000 was used to finance the purchase of manufacturing equipment. During 2005, the net cash contribution was primarily due to proceeds received from issuances of common stock.

As a result of the cash used in operating activities and the cash provided by financing and investing activities, there was a net increase in cash in 2007 of $4,707,000 that resulted in an ending cash balance of $8,412,000 as of December 31, 2007. This compares to a net decrease in cash of $1,849,000 in 2006, resulting in an ending cash balance of $3,705,000 at the end of 2006, and a net increase in cash of $1,945,000 in 2005, resulting in an ending cash balance of $5,554,000 at the end of 2005.

We have a bank line of credit agreement with Silicon Valley Bank effective August 15, 2005. It was further amended September 25, 2006, and extended through August 15, 2007, and again on October 31, 2007, extending the agreement to December 31, 2007. This credit facility is for $5,000,000 and is secured by our assets and intellectual property. At December 31, 2007, the interest rate was 7.75%. It has a minimum tangible net worth covenant that we must meet going forward. On December 31, 2005, this agreement was amended and restated to include an additional $3,000,000 term-loan line of credit for equipment purchases. This agreement calls for repayment of principle in equal amounts over four years from the date of purchase of the equipment and has an interest rate of prime plus 0.5% if the quick ratio is greater than 1.5, and prime plus 1.5% if the quick ratio is at or below 1.5. Borrowings under the Silicon Valley Agreement are collateralized by our assets and intellectual property. Specific borrowings under the revolver are tied to accounts receivable and inventory balances, and we are required to comply with certain covenants with respect to effective net worth and financial ratios. The company had borrowings of $973,000 under the revolving line of credit at December 31, 2007, $1,000,000 borrowings at December 31, 2006, and no borrowings as of December 31, 2005. We had total borrowings under the term-loan portion of the agreement of $1,672,000 as of December 31, 2007, $2,261,000 as of December 31, 2006, and $1,092,000 as of December 31, 2005. We pay an unused line fee of 0.25% against any unused daily balance during the year.

On January 29, 2008, the company entered into a fifth amendment, retroactive to December 30, 2007. Under this new agreement, all advances become due on February 29, 2008. On March 14, 2008, our company entered into a sixth amendment with Silicon Valley Bank which extends the due date to April 30, 2008.

Through our U.K. subsidiary, we maintain a bank overdraft facility of $496,000 (in U.K. pounds sterling, based on the exchange rate at December 31, 2007) under an agreement with Lloyds Bank Plc. There were no borrowings against this facility as of December 31, 2007 and 2006, respectively. The facility is renewed annually on January 1.

Through our German subsidiary, we maintain a credit facility under an agreement with Sparkasse Neumarkt Bank. This credit facility is in place to finance our building of new offices in Berching, Germany, owned and occupied by our German subsidiary. As of December 31, 2007, we had borrowings of $368,000 (in Euros, based on the exchange rate at December 31, 2007) against this credit facility. In addition, our German subsidiary has a revolving line of credit for $219,000 (in Euros, based on the exchange rate at December 31, 2007) with Sparkasse Neumarkt Bank. As of December 31, 2007, there were borrowings of $186,000 against this facility and borrowings of $124,000 against this facility at December 31, 2006. The revolving facility is renewed annually on January 1.

On November 8, 2005, the company closed a follow-on offering, selling 2,500,000 new shares of common stock at a price of $8.25. The purchase price of the common stock was set at $8.25 per share on November 2, 2005, which was approximately a 5% discount on the closing price on that day. On November 11, 2005, the company announced that the underwriters had exercised their option to sell an additional 452,497 shares of common stock for $8.25 as part of the offering. The gross amount raised was $24.4 million from the selling of 2,952,497 new shares (before costs and expenses). The net amount received by the company after deducting 6% in underwriters’ fees and legal, accounting, and other costs was $22.2 million.

On March 14, 2008, the company raised approximately $9,500,000 in equity financing, net of expenses, in a private placement of shares of common stock and warrants to existing shareholders. This additional financing will be used to fund working capital, pay debt and perform additional research and development. The company received 100% of the funds (net of fees) on March 17, 2008. Management believes that this additional financing, when combined with current cash reserves, will be sufficient to fund on-going operations for the next 12 months.

Contractual Obligations

The following summarizes our contractual obligations as of December 31, 2007, consisting of current and future payments for borrowings by our German subsidiary, borrowings under an equipment term loan in the United States, and minimum lease payments under operating leases, as well as the effect that these obligations are expected to have on our liquidity and cash flow in future periods (in thousands).

	Borrowings by German Subsidiary	Borrowings under Equipment Term Loan	Non- Cancelable Operating Leases
2008	$240	$1,672	$935
2009	57	—	945
2010	60	—	797
2011	64	—	282
Thereafter	133	—	297
	$554	$1,672	$3,256

The company also has $973,000 for credit line borrowings, in the United States, recorded as a current liability at December 31, 2007.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2007 or 2006.

Critical Accounting Policies and Estimates

The preparation of financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies, and the reported amounts of revenue and expenses in the financial statements. Material differences may result in the amount and timing of revenue and expenses if different judgments or different estimates were utilized. Critical accounting policies, judgments, and estimates that we believe have the most significant impact on our financial statements are set forth below:

•	Revenue recognition;

•	Allowances for doubtful accounts, returns and discounts;

•	Long-lived assets;

•	Valuation of inventories;

•	Accounting for income taxes; and

•	Share-Based compensation

Revenue Recognition

Revenue is recognized when it is realized or realizable, has been earned, and when all of the following has occurred:

•	Persuasive evidence or an arrangement exists, e.g., a sales order, a purchase order, or a sales agreement.

•	Shipment has occurred (the standard shipping term is F.O.B. ship point) or services provided on a percentage-of-completion basis or installation have been completed.

•	Price to the buyer is fixed or determinable.

•	Collectibility is reasonably assured.

Revenue from product sale generally is recognized upon shipping because of the following:

•	All sales made by the company to its customer base are non-contingent, meaning that they are not tied to that customer’s resale of products.

•	Standard terms of sale contain shipping terms of F.O.B. ship point, meaning that title is transferred when shipping occurs.

•	There are no automatic return provisions that allow the customer to return the product in the event that the product does not sell within a defined timeframe.

Revenue from installation services, including design and integration services and other services (where product sales are not incorporated into the contract), is recognized upon the following:

•
Percentage-of-completion method using the ratio of labor cost incurred to the total final estimated labor cost. Under this method, revenue recognized reflects the portion of anticipated revenue that has been earned.

Revenue from product sales that incorporate specifically defined installation services is recognized as follows:

•	product sale at completion of installation and

•	installation service at completion of installation

We warrant our products against defects or workmanship issues. We set up allowances for estimated returns, discounts, and warranties upon recognition of revenue and these allowances are adjusted periodically to reflect actual and anticipated returns, discounts, and warranty expenses. Our distributors’ obligation to us is not contingent upon the resale of our product and as such does not prohibit revenue recognition.

Allowances for Doubtful Accounts, Returns, and Discounts

We establish allowance for doubtful accounts for probable losses, based on past history, current economic conditions, and contractual terms. The specific components are as follows:

•	Allowance for doubtful accounts for accounts receivable, and

•	Allowance for sales returns

In 2007, the total allowance was $848,000, with $698,000 related to accounts receivable and $150,000 related to sales return. In 2006, the total allowance had a balance of $600,000 with $355,000 related to accounts receivable and $245,000 related to sales return.

The company reviews these allowance accounts periodically and adjusts them according to current conditions.

Long-lived Assets

The company has $4,359,000 in goodwill in 2007, which represents 15% of total assets. We test goodwill for impairment annually, and at December 31, 2007, it was determined that no impairment occurred. The first test for impairment requires us to make an assessment of our book value versus our market capitalization value. Since our market value was greater than book value, no further impairment testing was required. If these values change in the future, additional analysis would be required, and we may incur non cash charges for impairment of goodwill.

Valuation of Inventories

We state inventories at the lower of standard cost (which approximates actual cost determined using the first-in-first-out method) or market. We establish provisions for excess and obsolete inventories after evaluation of historical sales, current economic trends, forecasted sales, product lifecycles, and current inventory levels. During 2007, 2006, and 2005, we charged $677,000, $868,000, and $196,000, respectively, to cost of sales for excess and obsolete inventories. Adjustments to our estimates, such as forecasted sales and expected product lifecycles, could harm our operating results and financial position.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income tax liability in each of the jurisdictions in which we do business. This process involves estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items, such as deferred revenues, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We then must assess the likelihood that these deferred tax assets will be recovered from future taxable income and, to the extent that we believe that recovery is not certain or is unknown, we must establish a valuation allowance.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets. At December 31, 2007, we have recorded a full valuation allowance against our deferred tax assets in the United States and Germany, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward. The valuation allowance is based upon our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable.

Share-Based Payments

In December 2004, the FASB issued FAS No. 123 (revised 2004) or FAS 123(R), “Share-Based Payments.” FAS 123(R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees. The company has applied FAS 123(R) using the modified prospective method. Under this method, the company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The company could have elected to adopt FAS 123(R) by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in the pro forma disclosures that had been required by FAS 123. FAS 123(R) was first effective for the company for its year ending December 31, 2006. In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment” (SAB 107), which provides interpretive guidance related to the interaction between FAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff’s views regarding valuation of share based payment arrangements. The application of FAS 123(R) with SAB 107 had the effect of increasing stock-based compensation expense and reducing earnings by $877,000 in 2007 and $1,118,000 in 2006.

We measure all employee stock-based awards as an expense based on the grant-date fair value of these awards. Effective January 1, 2006, we began to recognize expense for all stock-based awards granted on or after that date and for all previous unvested awards using the modified prospective method. The fair value of options is estimated using the Black-Scholes option pricing model. Weighted average assumptions used in the model include the expected life of the options, volatility, and risk-free interest rate. The volatility estimates are calculated using historical pricing experience.

Recently Issued Accounting Pronouncements

Accounting Pronouncements Adopted in 2007

Accounting for uncertain tax positions. In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), an interpretation of Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (SFAS 109), regarding accounting for income tax uncertainties effective for fiscal years beginning after December 15, 2006 (effective January 1, 2007, for the company). FIN 48 applies to all tax positions related to income taxes subject to SFAS 109 on Accounting for Income Taxes. The impact of adopting the positions of this interpretation did not have a material impact on the company’s overall financial position or results of operations.

Accounting Pronouncements Pending Adoption at December 31, 2007

Fair value measurements. In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (FAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This guidance applies only when other guidance requires or permits assets or liabilities to be measured at fair value; it does not expand the use of fair value in any new circumstances. FAS 157 will be effective for fiscal years beginning after November 15, 2007 (effective January 1, 2008, for the company). In February 2008, the FASB issued Staff Position FAS 157-1, which provides that FAS 157 does not apply under FAS 13, “Accounting for Leases,” and other accounting pronouncements that address fair value measurements for leases. In February 2008, the FASB also issued Staff Position FAS 157-2, which delays the effective date of FAS 157 for all nonfinancial assets and liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). For items within the scope of Staff Position FAS 157-2, the effective date will be for fiscal years beginning after November 15, 2008. Early adoption of FAS 157 for nonfinancial assets and liabilities within the scope of the new guidance is permitted. Management is evaluating the potential effect that this guidance may have on the company’s overall financial position or results of operations.

Fair value option for financial assets and financial liabilities. In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (FAS 159). This guidance provides an option to selectively report financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. FAS No. 159 will be effective for fiscal years beginning after November 15, 2007 (effective January 1, 2008, for the company). The company has elected not to apply this fair value option to any of its existing assets or liabilities. However, the company may adopt this guidance for assets or liabilities in the future as permitted under FAS No. 159.

Business Combinations. In December 2007, the FASB issued FAS No. 141(R), “Business Combinations” (FAS 141(R)). The new pronouncement requires the acquiring entity in a business combination to recognize only the assets acquired and liabilities assumed in a transaction (e.g., acquisition costs must be expensed when incurred), establishes the fair value at the date of acquisition as the initial measurement for all assets acquired and liabilities assumed, and requires expanded disclosures. FAS 141(R) will be effective for fiscal years beginning after December 15, 2008 (January 1, 2009, for the company). Early adoption is prohibited. Management is evaluating the potential effect that this guidance may have on the company’s overall financial position or results of operations.

Noncontrolling Interests. In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (FAS 160). The new pronouncement requires all entities to report noncontrolling (minority) interests in subsidiaries as a component of shareholders’ equity. FAS No. 160 will be effective for fiscal years beginning after December 15, 2008 (January 1, 2009, for company). Early adoption is prohibited. Management is evaluating the potential effect that this guidance may have on the company’s overall financial position or results of operations.

Item 7A. Qualitative and Quantitative Disclosures About Market Risk

As of December 31, 2007, we had $1,129,000 in cash held in foreign currencies based on the exchange rates at December 31, 2007. The balances for cash held overseas in foreign currencies are subject to exchange rate risk. We have a policy of maintaining cash balances in local currencies unless an amount of cash occasionally is transferred in order to repay inter-company debts.

As of December 31, 2007, we had borrowings of $186,000 (in Euros, based on the exchange rate at December 31, 2007) against a credit facility secured by real property owned by our German subsidiary. As of December 31, 2006, we had $124,000 (in Euros, based on the exchange rate at December 31, 2006,) borrowed against this credit facility.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Energy Focus, Inc.

We have audited the accompanying consolidated balance sheets of Energy Focus, Inc (a Delaware corporation) and subsidiaries (collectively the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audit of the basic financial statements included the financial statement schedule listed in the index under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Energy Focus, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted SFAS 123(R) “Share-Based Payment” as revised.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Energy Focus, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 17, 2008 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Cleveland, Ohio
March 17, 2008

ENERGY FOCUS, INC.
CONSOLIDATED BALANCE SHEETS, December 31,
(amounts in thousands except share and per-share amounts)

	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$8,412	$3,705
Short-term investments	—	12,263
Accounts receivable, net of allowances for doubtful accounts of $698 in 2007 and $355 in 2006	3,454	6,185
Inventories, net	6,888	7,708
Prepaids and other current assets	381	324
Total current assets	19,135	30,185
Fixed assets, net	5,316	5,978
Goodwill, net	4,359	4,247
Other assets	59	182
Total assets	$28, 869	$40,592

LIABILITIES
Current liabilities:
Accounts payable	$2,265	$4,202
Accruals and other current liabilities	1,473	1,671
Credit line borrowings	1,159	1,124
Current portion of long-term bank borrowings	1,726	778
Total current liabilities	6,623	7,775
Other deferred liabilities	62	—
Deferred tax liabilities	252	75
Long-term bank borrowings	314	1,862
Total liabilities	7,251	9,712
Commitments and contingencies (Note 8).

SHAREHOLDERS’ EQUITY
Preferred stock, par value $0.0001 per share:
Authorized: 2,000,000 shares in 2007 and 2006
Issued and outstanding: no shares in 2007and 2006
Common stock, par value $0.0001 per share:
Authorized: 30,000,000 shares in 2007 and 2006
Issued and outstanding: 11,623,000 shares in 2007 and 11,394,000 shares in 2006	1	1
Additional paid-in capital	55,682	53,841
Accumulated other comprehensive income	815	601
Accumulated deficit	(34,880)	(23,563)
Total shareholders’ equity	21,618	30,880
Total liabilities and shareholders’ equity	$28,869	$40,592

The accompanying notes are an integral part of these financial statements

ENERGY FOCUS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31,
(amounts in thousands except per-share amounts)

	2007	2006	2005
Net sales	$22,898	$27,036	$28,337
Cost of sales	16,616	19,251	17,711
Gross profit	6,282	7,785	10,626
Operating expenses:
Gross research and development	3,424	3,556	4,485
Deduct credits from government contracts	(517)	(1,215)	(2,295)
Net research and development expense	2,907	2,341	2,190
Sales and marketing	9,789	9,774	9,595
General and administrative	4,651	4,956	3,135
Restructuring expenses	456	734	3,120
Total operating expenses	17,803	17,805	18,040
Loss from operations	(11,521)	(10,020)	(7,414)
Other income (expense):
Other income	110	—	1
Interest Income	605	760	138
Interest expense	(321)	(277)	(39)
Net loss before income taxes	(11,127)	(9,537)	(7,314)
Income tax provision	(190)	(113)	(109)
Net loss	$(11,317)	$(9,650)	$(7,423)
Net loss per share—basic and diluted	$(0.98)	$(0.85)	$(0.90)
Shares used in per share calculation—basic and diluted	11,500	11,385	8,223

The accompanying notes are an integral part of these financial statements.

ENERGY FOCUS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the years ended December 31,
(amounts in thousands)

	2007	2006	2005
Net loss	$(11,317)	$(9,650)	$(7,423)
Other comprehensive income:
Foreign currency translation adjustments	283	507	(636)
Net unrealized (loss) gain on securities	(69)	53	16
Comprehensive loss	$(11,103)	$(9,090)	$(8,043)

The accompanying notes are an integral part of these financial statements.

ENERGY FOCUS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31, 2007, 2006, and 2005
(amounts in thousands)

	Common Stock		Additional Paid-In	Unearned Stock-Based	Notes Receivable from	Accumulated Other Comprehensive	Retained Earnings (Accumulated
	Shares	Amount	Capital	Compensation	Shareholder	Income	Deficit)	Total
Balances, December 31, 2004	7,351	$1	$27,520	$(490)	$—	$661	$(6,490)		$21,202
Issuance of common stock S-3 Filing	2,952		22,174						22,174
Exercise of common stock warrants	587		408		(62)				346
Issuance of common stock under
employee stock purchase plan	4		31						31
Exercise of common stock options	376		2,131						2,131
Unearned stock-based compensation			53	(53)					—
Amortization of unearned stock- based compensation			197	146					343
Net unrealized gain on securities						16			16
Foreign currency translation adjustment						(636)			(636)
Net loss							(7,423)		(7,423)
Balances, December 31, 2005	11,270	$1	$52,514	$(397)	$(62)	$41	$(13,913)		$38,184
Reclassification of unearned
Stock-based compensation upon
FAS 123R adoption			(397)	397					—
Additional Costs from 2005 S-3 Filing			(45)						(45)
Exercise of common stock warrants	14		62						62
Exercise of common stock options	106		563						563
Issuance of common stock under employee stock purchase plan	4		26						26
Note Receivable from shareholder					62				62
Stock-based compensation			1,118						1,118
Net unrealized gain on securities						53			53
Foreign currency translation adjustment						507			507
Net loss							(9,650)		(9,650)
Balances, December 31, 2006	11,394	$1	$53,841	$—	$—	$601	$(23,563)	$$	30,880

Exercise of common stock warrants	86		295						295
Exercise of common stock options	140		651						651
Issuance of common stock under employee stock purchase plan	3		18						18
Stock-based compensation			877						877
Net unrealized loss on securities						(69)			(69)
Foreign currency translation adjustment						283			283
Net loss							(11,317)		(11,317)
Balances, December 31, 2007	11,623	$1	$55,682	$—	$—	$815	$(34,880)		$21,618

The accompanying notes are an integral part of these financial statements.

ENERGY FOCUS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,
(amounts in thousands)

	2007	2006	2005
Cash flows from operating activities:
Net loss	$(11,317)	$(9,650)	$(7,423)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,236	1,197	1,145
Provision for doubtful accounts receivable	387	151	76
Stock-based compensation	877	1,118	345
Unrealized loss (gain) from marketable securities	69	(53)	(16)
Gain on sale of fixed asset	(1)	—	—
Deferred Taxes	177	63	—
Changes in assets and liabilities:
Accounts receivable, trade	2,411	127	722
Inventories	947	351	363
Prepaid and other current assets	(54)	558	(313)
Other assets	131	(99)	56
Accounts payable	(1,942)	1,510	(257)
Accruals and other current liabilities	(423)	(2,457)	1,830
Total	3,815	2,466	3,951
Net cash used in operating activities	(7,502)	(7,184)	(3,472)
Cash flows from investing activities:
Sale of short-term investments	49,441	114,595	27,767
Purchase of short-term investments	(37,090)	(108,834)	(45,768)
Proceeds from sale of fixed assets	33	—	—
Acquisition of fixed assets	(542)	(3,703)	(1,920)
Net cash provided by (used in) investing activities	11,842	2,058	(19,921)
Cash flows from financing activities:
Proceeds from issuances of common stock	964	651	24,680
Repayment of loan made to shareholder	—	62	—
Proceeds from credit line borrowings	129	1,077	—
Proceeds from long-term borrowings	160	1,609	1,069
Payments of Line of Credit	(107)	—	—
Payments of long-term borrowings	(801)	(491)	—
Other Liabilities	62	—	—
Net cash provided by financing activities	407	2,908	25,749
Effect of exchange rate changes on cash	(40)	369	(411)
Net increase (decrease) in cash and cash equivalents	4,707	(1,849)	1,945
Cash and cash equivalents, beginning of year	3,705	5,554	3,609
Cash and cash equivalents, end of year	$8,412	$3,705	$5,554
Supplemental Information
Interest Paid	$334	$248	$39
Non-cash investing activities
Fully depreciated assets disposed of	$205	$79	$1,083

The accompanying notes are an integral part of these financial statements.

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006, and 2005

1.	Nature of Operations

Energy Focus, Inc. (“the company”) develops and assembles lighting products using fiber optic technology for commercial lighting and swimming pool lighting applications. The company markets its products for worldwide distribution primarily through independent sales representatives, distributors, and swimming pool builders.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements (“financial statements”) include the accounts of the company and its subsidiaries. All significant inter-company balances and transactions have been eliminated.

Liquidity

Due to continued losses and sales declines in 2007, the company has actively pursued the raising of additional equity financing in 2008. On March 14, 2008, the company publicly announced that it received an additional $9,500,000 in equity financing net of expenses. This additional financing will be used to fund working capital, pay debt and perform additional research and development. The company received the funds on March 17, 2008. The company believes that this additional financing, when combined with current cash reserves and current assets, will be sufficient to fund on-going operations for the next 12 months.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Estimates include, but are not limited to, the establishment of reserves for accounts receivable, sales returns, inventory obsolescence, and warranty claims; the useful lives for property, equipment, and intangible assets; and stock-based compensation. Actual results could differ from those estimates.

Revenue Recognition

Revenue is recognized when it is realized or realizable, has been earned, and when all of the following has occurred:

•	Persuasive evidence or an arrangement exists, e.g., a sales order, a purchase order, or a sales agreement.

•	Shipment has occurred (the standard shipping term is F.O.B. ship point) or services provided on a percentage-of-completion basis or installation has been completed.

•	Price to the buyer is fixed or determinable.

•	Collectibility is reasonably assured.

Revenue from product sale generally is recognized upon shipping because of the following:

•	All sales made by the company to its customer base are non-contingent, meaning that they are not tied to that customer’s resale of products.

•	Standard terms of sale contain shipping terms of F.O.B. ship point, meaning that the title is transferred when shipping occurs.

•	There is no automatic return provision that allows the customer to return the product in the event the product does not sell within a defined timeframe.

Revenue from installation services, including design and integration services and other services (where product sales are not incorporated into the contract), is recognized upon the following:

•
Percentage-of-completion method using the ratio of labor cost incurred to the total final estimated labor cost. Under this method, revenue recognized reflects the portion of anticipated revenue that has been earned.

Revenue from product sales that incorporate specifically defined installation services is recognized as follows:

•	product sale at completion of installation and

•	installation service at completion of installation

Energy Focus warrants its products against defects or workmanship issues. We set up allowances for estimated returns, discounts, and warranties upon recognition of revenue, and these allowances are adjusted periodically to reflect actual and anticipated returns, discounts, and warranty expenses. The distributors’ obligation to us is not contingent upon the resale of the company’s product and as such does not prohibit revenue recognition.

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006, and 2005

Cash Equivalents

The company considers all highly liquid investments purchased with original maturity of three months or fewer to be cash equivalent. The company has $7,283,000 in cash on deposit with Silicon Valley Bank in the U.S.A. The remaining cash of the company is on deposit with European based banks in the U.K. and Germany. The cash in the U.S.A. is invested in money market funds that earned an annual interest of 2.5% per annum.

Short-Term Investments

At December 31, 2007, we had no short-term investments. All monies were invested in money market funds and therefore classified as cash or cash equivalents.

The company’s short-term investments are classified as available-for-sale, which are stated at estimated fair value. The company has determined that its short-term investments are available to support current operations and, accordingly, has classified such short-term investments as current assets without regard for contractual maturities. The unrealized gains or losses on these short-term investments are included in accumulated other comprehensive income as a separate component of shareholders’ equity until realized.

The change in net unrealized holding loss on securities available for sale in the amount of $69,000 has been charged to other comprehensive income for the year ended December 31, 2007. The cost of securities sold is based upon the specific identification method.

Proceeds from the sale of available securities during 2007 were $49,441,000. Gross gains of $241,000 were realized on the sales of available for sale securities during 2007. Proceeds from the sale of available securities during 2006 were $108,800,000. Gross gains of $562,000 were realized on the sales of available for sale securities during 2006. Gross gains in both years are included as a component of Interest Income.

Inventories

The company states inventories at the lower of standard cost (which approximates actual cost determined using the first-in-first-out method) or market. The company establishes provisions for excess and obsolete inventories after evaluation of historical sales, current economic trends, forecasted sales, product lifecycles, and current inventory levels. Charges to cost of sales for excess and obsolete inventories amounted to $677,000, $868,000, and $196,000 in 2007, 2006, and 2005, respectively.

Accounts Receivable

The company’s customers currently are concentrated in the United States and Europe. In the normal course of business, the company extends unsecured credit to its customers related to the sale of its products. Typical credit terms require payment within 30 days from the date of delivery or service. The company evaluates and monitors the creditworthiness of each customer on a case-by-case basis. The company provides allowances for sales returns and doubtful accounts based on its continuing evaluation of its customers’ ongoing requirements and credit risk. The company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The company does not require collateral from its customers.

Income Taxes

As part of the process of preparing its consolidated financial statements, the company estimates its income tax liability in each of the jurisdictions in which it does business. This process involves estimating the company’s actual current tax expense together with assessing temporary differences resulting from differing treatment of items, such as deferred revenues, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheet. The company then assesses the likelihood that these deferred tax assets will be recovered from future taxable income and, to the extent to which the company believes that recovery is more likely than not, or is unknown, the company establishes a valuation allowance.

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against such deferred tax assets. At December 31, 2007, the company recorded a full valuation allowance against deferred tax assets in the United States and Germany due to uncertainties related to its ability to utilize those deferred tax assets. The valuation allowance is based on estimates of taxable income by jurisdiction and the periods over which its deferred tax assets could be recoverable.

Long-Lived Assets

Goodwill represents the excess of acquisition cost over the fair value of tangible and identified intangible net assets of the businesses acquired. Goodwill is not amortized but is subjected to an annual impairment test. Fixed assets are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets (two to five years). Leasehold improvements are amortized on a straight-line basis over their estimated useful lives or the lease term, whichever is shorter, generally three to seven years. When events or changes in circumstances indicate that assets may be impaired, an evaluation is performed comparing the estimated future undiscounted cash flows associated with the asset to the asset’s carrying amount to determine whether a write-down to market value or discounted cash flow is required.

Fair Value of Financial Instruments

Carrying amounts of certain financial instruments including cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short maturities. Based on borrowing rates currently available to the company for loans with similar terms, the carrying value of long-term debt obligations also approximates fair value.

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006, and 2005

Certain Risks and Concentrations

The company invests its excess cash in deposits and high-grade short-term securities with a major financial institution that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000 and the Securities Investor Protection Corporation (“SIPC”) up to $500,000 of primary net equity protection including $100,000 for claims for cash. At times, the cash balances exceed the amounts insured by the FDIC. As of December 31, 2007, the company does not have any short-term securities investments. The company has not experienced any losses in such accounts and believes that it is not exposed to significant risk of loss.

The company sells its products primarily to commercial lighting distributors and residential pool distributors and pool installation contractors in North America, Europe, and the Far East. The company performs ongoing credit evaluations of its customers and generally does not require collateral. Although the company maintains allowances for potential credit losses that it believes to be adequate, a payment default on a significant sale could materially and adversely affect its operating results and financial condition. At December 31, 2007 and 2006, one customer accounted for 8.1% and 6% of accounts receivable, respectively. One customer accounted for 7.1%, 11%, and 11% of net sales in 2007, 2006, and 2005, respectively.

The company currently buys all of its small-diameter stranded fiber, the main component of most of its products, from one supplier. There is a limited number of fiber suppliers, and even if an alternative supplier were obtained, a change in suppliers could cause delays in manufacturing and a possible loss of sales, which would adversely affect operating results.

The company also relies on sole source suppliers for certain lamps, reflectors, remote control devices, and power supplies. Although the company cannot predict the effect that the loss of one or more of such suppliers would have on the company, such loss could result in delays in the shipment of products and additional expenses associated with redesigning products. It also could have a material adverse effect on the company’s operating results.

Research and Development

Research and development expenses include salaries, contractor and consulting fees, supplies and materials, as well as costs related to other overhead such as depreciation and facilities costs. Research and development costs are expensed as they are incurred.

The company treats government and other third-party funding for whom it is the primary beneficiary of such work conducted as a credit to research and development costs.

In addition, the company receives payments from government and other third parties for the completion of deliveries of product and/or services. These payments are recorded as revenue, and the corresponding costs associated with the production of the product or services are charged to the cost of sales in the same period in which the revenue is recognized.

Earnings Per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental shares upon exercise of stock options.

A reconciliation of the numerator and denominator of basic and diluted loss per share is provided as follows (in thousands, except per-share amounts):

	Years Ended December 31,
	2007	2006	2005
Numerator—Basic and Diluted loss per share
Net loss	$(11,317)	$(9,650)	$(7,423)
Denominator—Basic and Diluted loss per share
Weighted average shares outstanding	11,500	11,385	8,223
Basic and diluted loss per share	$(0.98)	$(0.85)	$(0.90)

The shares outstanding used for calculating basic and diluted loss per share for a portion of the year 2005 included 156,375 shares of common stock, issuable for no cash consideration upon exercise of certain exchange provisions of warrants held by ADLT and two of its former employees. There were no warrants outstanding for ADLT during 2007 or 2006.

Options and warrants to purchase 1,459,716 shares, 1,690,430 shares, and 1,485,678 shares of common stock were outstanding at December 31, 2007, 2006, and 2005, respectively, but were not included in the calculations of diluted loss per share because the company had a loss for these years, and their inclusion would be anti-dilutive.

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006, and 2005

Stock-Based Compensation

In December 2004, the FASB issued FAS No. 123(R), Share-Based Payment (“FAS No. 123(R)”). FAS No. 123(R) is a revision of FAS No. 123, Accounting for Stock-Based Compensation (“FAS No. 123”), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and its related implementation guidance. On January 1, 2006, the company adopted the provisions of FAS No. 123(R) using the modified prospective method. FAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The statement requires entities to recognize compensation expense for awards of equity instruments to employees based on grant-date fair value of those awards (with limited exceptions). FAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow rather than as an operating cash flow as prescribed under the prior accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under prior accounting rules. For the year ended December 31, 2007, the company recorded compensation expense of $877,000. For the year ended December 31, 2006, the company had compensation expenses of $1,118,000. At December 31, 2005, the company had unamortized compensation expense of $397,000. This amount is now part of total unearned compensation of $1,485,000 remaining at December 31, 2007. The remaining weighted average life is approximately 1.9 years. These costs will be charged to expense, amortized on a straight-line method, in future periods in accordance with FAS No. 123(R) accounting. Additional options were granted in 2007 and have been valued in accordance with FAS No. 123(R). At December 31, 2007, the intrinsic value of total options outstanding was $991,000.

The expenses for 2007 and 2006 include both the costs of awards granted in both years and those unvested at the beginning of 2006. Both the expense and future unearned compensation have been estimated using the Black-Scholes option pricing model. Estimates utilized in the calculation include the expected life of the option, risk-free interest rate, and volatility and are further comparatively detailed below. The volatility estimates are calculated using historical pricing experience.

As of December 31, 2007, the company has two stock-based employee compensation plans, which are described more fully in Note 9. Prior to January 1, 2006, the company accounted for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under these principles, employee stock options are valued at the excess of the fair value of the underlying common stock over the exercise price of the options on the grant date. The company accounts for equity instruments issued to non-employees in accordance with the provisions of FAS No. 123(R) and related interpretations. Under these principles, the equity instruments are valued at the fair value, which is computed based on stock price on the date of grant or other measurement date, exercise price, estimated life, stock volatility, and the risk-free rate of interest.

The following table illustrates the effect on net income and loss per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.
(in thousands, except per share amounts)

2005
Net Loss—as reported	$(7,423)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	20
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(530)
Net Loss—Pro Forma	$(7,933)
Basic and Diluted Loss Per Share—As Reported	$(0.90)
Basic and Diluted Loss Per Share—Pro Forma	$(0.96)

The fair value of each option grant and stock purchase plan grant combined is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2007, 2006, and 2005.

	2007	2006	2005
Fair value of options issued	$3.00	$3.52	$5.14
Exercise price	$6.28	$7.09	$10.65
Expected life of option	4.0 years	4.0 years	5.02 years
Risk-free interest rate	4.70%	4.91%	3.58%
Expected volatility	56%	59%	49%

Foreign Currency Translation

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

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006, and 2005

Advertising Expenses

The company expenses the costs of advertising, which consists of costs for the placement of advertisements in various media. Advertising expenses were $464,000, $415,000, and $192,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

Product Warranties

The company warrants finished goods against defects in material and workmanship under normal use and service for periods of one to three years for illuminators and fiber. Settlement costs consist of actual amounts expensed for warranty services, which are largely a result of third-party service calls, and costs of replacement products. A liability for the estimated future costs under product warranties is maintained based on estimated future warranty expenses for products outstanding under warranty.

(in thousands)

	Year Ended
	December 31,
	2007	2006
Balance at the beginning of the year	$230	$393
Accruals for warranties issued	381	219
Settlements made during the year (in cash or in kind)	(399)	(382)
Balance at the end of the year	$212	$230

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006, and 2005

Accounting Pronouncements Pending Adoption at December 31, 2007

Fair value measurements. In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (FAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This guidance applies only when other guidance requires or permits assets or liabilities to be measured at fair value; it does not expand the use of fair value in any new circumstances. FAS 157 will be effective for fiscal years beginning after November 15, 2007 (effective January 1, 2008, for the company). In February 2008, the FASB issued Staff Position FAS 157-1, which provides that FAS 157 does not apply under FAS 13, “Accounting for Leases,” and other accounting pronouncements that address fair value measurements for leases. In February 2008, the FASB also issued Staff Position FAS 157-2, which delays the effective date of FAS 157 for all nonfinancial assets and liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). For items within the scope of Staff Position FAS 157-2, the effective date will be for fiscal years beginning after November 15, 2008. Early adoption of FAS 157 for nonfinancial assets and liabilities within the scope of the new guidance is permitted. Management is evaluating the potential effect that this guidance may have on the company’s overall financial position or results of operations.

Fair value option for financial assets and financial liabilities. In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (FAS 159). This guidance provides an option to selectively report financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. FAS No. 159 will be effective for fiscal years beginning after November 15, 2007 (effective January 1, 2008, for the company). The company has elected to not apply this fair value option to any of its existing assets or liabilities. However, the company may adopt this guidance for assets or liabilities in the future as permitted under FAS No. 159.

Business Combinations. In December 2007, the FASB issued FAS No. 141(R), “Business Combinations” (FAS 141(R)).The new pronouncement requires the acquiring entity in a business combination to recognize only the assets acquired and liabilities assumed in a transaction (e.g., acquisition costs must be expensed when incurred), establishes the fair value at the date of acquisition as the initial measurement for all assets acquired and liabilities assumed, and requires expanded disclosures. FAS 141(R) will be effective for fiscal years beginning after December 15, 2008 (January 1, 2009, for the company). Early adoption is prohibited. Management is evaluating the potential effect that this guidance may have on the company’s overall financial position or results of operations.

Noncontrolling Interests. In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (FAS 160). The new pronouncement requires all entities to report noncontrolling (minority) interests in subsidiaries as a component of shareholders’ equity. FAS No. 160 will be effective for fiscal years beginning after December 15, 2008 (January 1, 2009, for company). Early adoption is prohibited. Management is evaluating the potential effect that this guidance may have on the company’s overall financial position or results of operations.

Accounting Pronouncements Adopted in 2007

Accounting for uncertain tax positions. In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (SFAS 109) regarding accounting for income tax uncertainties effective for fiscal years beginning after December 15, 2006 (effective January 1, 2007, for the company). FIN 48 applies to all tax positions related to income taxes subject to FAS 109 on Accounting for Income Taxes. The impact of adopting the positions of this interpretation did not have a material impact on the company’s overall financial position or results of operations.

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006, and 2005

3.	Inventories (in thousands):

	December 31,
	2007	2006
Raw materials	$5,965	$6,354
Inventory reserve	(713)	(899)
Finished goods	1,636	2,253
	$6,888	$7,708

4.	Fixed Assets (in thousands):

	December 31,
	2007	2006
Equipment (useful life 5 years)	$8,654	$8,411
Tooling (useful life 2 - 5 years)	2,751	2,657
Furniture and fixtures (useful life 5 years)	225	202
Computer software (useful life 3 years)	417	395
Leasehold improvements (the shorter of useful life or lease life)	1,576	1,475
	13,623	13,140
Less accumulated depreciation and amortization	(8,307)	(7,162)
	$5,316	$5,978

Fixed assets are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets (two to five years). Leasehold improvements are amortized on a straight-line basis over their estimated useful lives or the lease term, whichever is shorter, generally three to seven years.

5.	Goodwill (in thousands):

In accordance with FAS No. 142, goodwill is subject to an annual impairment test. The company performs the test in the fourth quarter of every year. The tests showed no impairment of the company’s goodwill assets. At December 31, 2007, the company did not have any intangible assets other than goodwill.

The changes in the carrying amounts of goodwill for the years ended December 31, 2007 and 2006 were as follows.

Goodwill Net Carrying Amount
Balance as of December 31, 2005	$4,135
Amortization expense	—
Foreign currency translation	112
Balance as of December 31, 2006	$4,247
Amortization expense	—
Foreign currency translation	112
Balance as of December 31, 2007	$4,359

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006, and 2005

6.	Accruals and Other Current Liabilities (in thousands):

	December 31,
	2007	2006
Sales commissions and incentives	$445	$445
Accrued warranty expense	212	230
Accrued and accounting fees	302	29
Accrued employee benefits	260	418
Accrued payables—related parties	—	81
Accrued rent	19	57
Accrued taxes	116	45
Others	119	366
	$1,473	$1,671

7.	Bank Borrowings

The company’s bank line of credit in the United States is based on an agreement with Silicon Valley Bank dated August 15, 2005. It was amended on September 25, 2006, August 15, 2007, and again on October 31, 2007. This most recent amendment is retroactive to September 30, 2007, and has extended the credit agreement through December 31, 2007. This credit facility is for $5,000,000. The interest rate was 7.75% at December 31, 2007, and 8.75% at December 31, 2006. The rate is the same for both the term loan and line of credit in both periods.. On December 31, 2005, this agreement was amended and restated to include an additional $3,000,000 term loan line of credit for equipment purchases. This agreement calls for repayment of principal in equal amounts over four years from the date of purchase of the equipment and has an interest rate of prime plus 0.5% if the quick ratio is greater than 1.5 and prime plus 1.5% if the quick ratio is at or below 1.5. Borrowings under the Silicon Valley Agreement are collateralized by the company’s assets and intellectual property. Specific borrowings under the revolver are tied to accounts receivable, and the company is required to comply with certain covenants with respect to effective net worth and financial ratios. The company had borrowings under the revolving line of credit of $973,000 at December 31, 2007, and $1,000,000 at December 31, 2006. The revolving line of credit is a current liability. The company had total borrowings of $1,672,000 under the term loan portion of the agreement as of December 31, 2007, which, according to the most recent amendment, has been classified as a current liability. At December 31, 2006, the term loan amount was $2,261,000. The company pays an unused line fee of 0.25% against any unused daily balance during the year.

On October 15, 2007, it was determined that both Silicon Valley Bank and the company incorrectly had calculated the tangible net worth covenant for 2007. When recalculation of the tangible net worth covenant was accomplished, it was determined that the company had failed to satisfy the tangible net worth covenant for the months of April 2007 through September 2007. The company then entered into a fourth amendment to the agreement, which waived all non-compliance with the covenant, amended and restated the covenant, and extended the maturity date of the line of credit through December 31, 2007. On January 29, 2008, the company entered into a fifth amendment, retroactively effective for December 30, 2007. Under this new agreement, all advances became due on February 29, 2008. The maturity schedule for borrowings reflects this change. On March 14, 2008, our company entered into a sixth amendment with Silicon Valley Bank which extends the due date to April 30, 2008.

Through the company’s U.K. subsidiary, it maintains a bank overdraft facility of $496,000 (in U.K. pounds sterling, based on the exchange rate at December 31, 2007) under an agreement with Lloyds Bank Plc. There were no borrowings against this facility as of December 31, 2007, or December 31, 2006. The facility is renewed annually on January 1. The rate on the facility was 7.75% at December 31, 2007, and 7.25% at December 31, 2006.

Through the company’s German subsidiary, it maintains a credit facility under an agreement with Sparkasse Neumarkt Bank. This credit facility was put in place to finance the building of new offices in Berching, Germany, which are owned and occupied by the company’s German subsidiary. As of December 31, 2007, the company had borrowings of $368,000 (in Euros, based on the exchange rate at December 31, 2007) and $379,000 as of December 31, 2006 (in Euros, based on the exchange rate at December 31, 2006) against this credit facility. The interest rate was 5.49% at December 31, 2007, and 5.35% as of December 31, 2006. In addition, the company’s German subsidiary has a revolving line of credit for $219,000 (in Euros, based on the exchange rate at December 31, 2007) with Sparkasse Neumarkt Bank. As of December 31, 2007, there were borrowings against this facility of $186,000, compared to $124,000 at December 31, 2006. The revolving facility is renewed annually on January 1. Interest rates on this line of credit were 10.75% at December 31, 2007, and 9.75% at December 31, 2006. The $186,000 revolving line of credit is a current liability.

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006, and 2005

Future maturities of remaining borrowings are (in thousands):

	U.S.A.	Germany	Total
Year Ending December 31,
2008	$2,645	$240	$2,885
2009	—	57	57
2010	—	60	60
2011	—	64	64
2012	—	67	67
2013 and Thereafter	—	66	66
Total Commitment	$2,645	$554	$3,199

8.	Commitments and Contingencies

The company occupies manufacturing and office facilities under non-cancelable operating leases expiring through 2017 under which it is responsible for related maintenance, taxes, and insurance. Minimum lease commitments under the leases are as follows

(in thousands):

	Gross Lease Commitments	Sublease Payments	Minimum Lease Commitments
Year Ending December 31,
2008	$968	$(33)	$935
2009	945	—	945
2010	797	—	797
2011	282	—	282
2012 — 2017	297	—	297
Total minimum lease payments	$3,289	$(33)	$3,256

These leases included certain escalation clauses; thus, rent expense was recorded on a straight-line basis. Consolidated net rent expense approximated $998,000, $828,000, and $1,026,000 for the years ended December 31, 2007, 2006, and 2005, respectively. Beginning in 2006, a portion of our Solon facility has been subleased. For 2007 and 2006, the gross rent was reduced by $75,000 and $67,000 of sublease rentals, respectively.

At December 31, 2007, a letter of credit in the amount of $316,000 was held by the company on behalf of Sparkasse Neumarkt Bank. The letter of credit would be drawn against the company’s line of credit facility with Silicon Valley Bank in the event of a default by the company’s German subsidiary, LBM, on its outstanding loan with Sparkasse Neumarkt Bank.

9.	Shareholders’ Equity

Common Stock

The company did not have any notes receivable from shareholders in 2007. During 2006, the company had a shareholder note receivable of $62,000 for warrants exercised in 2005 and paid for in 2006.

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006, and 2005

Warrants

There have been no warrants issued by the company in 2007, 2006, and 2005. Warrants were issued in 2000 as part of acquisitions, and in 2002 and 2003 as part of stock-based financings. There have been no warrants issued to employees, directors, or consultants for compensation purposes. All warrants are fully vested and exercisable. All warrants will expire on June 17, 2008. The activity relating to previously issued warrant activity is as follows:

	Warrants	Warrants
	Outstanding	Outstanding	Warrants
	Shares	Exercise Price	Exercisable	Amount
				(in thousands)
Balance, December 31, 2004	1,016,002	$0.01 - $5.563	586,002	$2,535
Warrants vested	—	$0.01 - $5.563	427,269	—
Warrants exercised	(587,374)	$0.01 - $5.563	(587,374)	(625)
Warrants cancelled	(17,877)	$5.563	(15,146)	(73)
Balance, December 31, 2005	410,751	$4.30 - $4.50	410,751	$1,837
Warrants exercised	(13,800)	$4.50	(13,800)	(62)
Balance, December 31, 2006	396,951	$4.30 - $4.50	396,951	$1,775
Warrants exercised	(85,478)	$0.01 - $5.563	(85,478)	(295)
Warrants cancelled	(40,274)	$0.01 - $5.563	(40,274)	(260)
Balance, December 31, 2007	271,199	$4.30 - $4.50	271,199	$1,220

1988 Stock Option Plan

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

1994 Directors’ Stock Option Plan

At December 31, 2004, a total of 400,000 shares of common stock had been reserved for issuance under the 1994 Directors’ Stock Option Plan. The plan provided for the granting of nonstatutory stock options to non-employee directors of the company. This plan was terminated on May 19, 2004.

1994 Stock Option Plan

At December 31, 2004, an aggregate of 1,550,000 shares of the company’s common stock had been reserved for issuance and were issued under the 1994 Stock Option Plan to employees, officers, and consultants at prices not lower than the fair market value of the common stock of the company on the date of grant in the case of incentive stock options and not lower than 85% of the fair market value on the date of grant in the case of non-statutory stock options. Options granted may be either incentive stock options or nonstatutory stock options. The plan administrator (the Board of Directors or a committee of the Board) determines the terms of options granted under the plan, including the number of shares subject to the option, exercise price, term, and exercisability. This plan was terminated on May 19, 2004.

2004 Stock Incentive Plan

A total of 1,000,000 shares of common stock had been reserved for issuance under the 2004 Employee Stock Purchase Plan. On May 19, 2004, the shareholders approved the 2004 Stock Incentive Plan (the “2004 Plan”). The stated purpose of the 2004 Plan is to promote the long-term success of the Company and the creation of stockholder value by (a) encouraging employees, outside directors, and consultants to focus on critical long-range objectives; (b) encouraging the attraction and retention of employees, outside directors, and consultants with exceptional qualifications; and (c) linking employees, outside directors, and consultants directly to stockholder interests through increased stock ownership. The 2004 Plan seeks to achieve this purpose by providing for awards in the form of restricted shares, stock units, options (which may constitute incentive stock options or nonstatutory stock options), or stock appreciation rights. An aggregate of 500,000 shares of the company’s common stock was reserved for issuance under the 2004 Plan on May 19, 2004. On June 15, 2006, the shareholders reserved an additional 500,000 shares of the company’s common stock for issuance under the 2004 Plan.

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006, and 2005

Option activity under all plans comprised:

	Options Available	Number of Shares	Weighted Average Exercise
	for Grant	Outstanding	Price Per Share
	(in thousands)	(in thousands)
Balance, December 31, 2004	311	1,154	$5.56
Granted	(376)	376	$9.88
Cancelled	79	(79)	$5.50
Exercised	—	(376)	$8.95
Balance, December 31, 2005	14	1,075	$6.48
Granted	(330)	330	$7.12
Cancelled	6	(6)	$5.52
Exercised	—	(106)	$5.36
Additional shares reserved	500	—	$—
Balance, December 31, 2006	190	1,293	$7.00
Granted	(189)	189	$6.24
Cancelled	153	(153)	$6.77
Exercised	—	(140)	$4.66
Balance, December 31, 2007	154	1,189	$7.19

At December 31, 2007, options to purchase 784,000 shares of common stock were exercisable at a weighted-average fair value of $2.75, and a total intrinsic value of $764,000. At December 31, 2007, total outstanding shares were 1,189,000, with a weighted-average fair value of $3.01, and a total intrinsic value of $991,000.

					OPTIONS CURRENTLY
	OPTIONS OUTSTANDING				EXERCISABLE
		Weighted-			Weighted-
		Average			Average	Weighted-
	Number	Remaining	Weighted		Remaining	Average
Range of	of Shares	Contractual	Average	Number	Contractual	Exercise
Exercise Prices	Outstanding	Life	Exercise Price	Exercisable	Life	Price
	(in thousands)	(in years)		(in thousands)	(in years)
$2.95 - $4.80	199	3.6	$3.88	189	3.6	$3.85
$5.25 - $7.19	409	7.9	$6.47	166	6.0	$6.52
$7.23 - $9.50	305	7.1	$7.68	238	6.8	$7.77
$9.60 - 12.00	276	7.5	$10.09	191	7.5	$10.25
	1,189			784

1994 Employee Stock Purchase Plan

A total of 150,000 shares of common stock had been reserved for issuance under the 1994 Employee Stock Purchase Plan. The plan permits eligible employees to purchase common stock through payroll deductions at a price equal to the lower of 85% of the fair market value of the company’s common stock at the beginning or end of the offering period. Employees may end their participation at any time during the offering period, and participation ends automatically on termination of employment with the company. On June 15, 2006, the shareholders reserved an additional 50,000 shares of the company’s common stock for issuance under the 1994 Employee Stock Purchase Plan. At December 31, 2007, 2006, and 2005, 97,831 shares, 94,614 shares, and 90,306 shares had been issued under this plan, respectively.

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006, and 2005

Shareholder Rights Plan

On September 12, 2001, the Board of Directors declared a dividend distribution of one “Right” for each outstanding share of common stock of the company to shareholders of record at the close of business on September 26, 2002. One Right also will attach to each share of common stock issued by the company subsequent to such date and prior to the distribution date defined below. With certain exceptions, each Right, when exercisable, entitles the registered holder to purchase from the company one one-thousandth of a share of a new series of preferred stock, designated as Series A Participating Preferred Stock, at a price of $30.00 per one one-thousandth of a share, subject to adjustment. The Rights were distributed as a non-taxable dividend and expire ten years from the date of the Rights Plan. In general, the Rights will become exercisable and trade independently from the common stock on a distribution date that will occur on the earlier of (i) the public announcement of the acquisition by a person or group of 15% or more of the common stock or (ii) 10 days after commencement of a tender or exchange offer for the common stock that would result in the acquisition of 15% or more of the common stock. Upon the occurrence of certain other events related to changes in ownership of the common stock, each holder of a Right would be entitled to purchase shares of common stock, or an acquiring corporation’s common stock, having a market value of twice the exercise price. Under certain conditions, the Rights may be redeemed at $0.001 per Right by the Board of Directors.

The description and terms of the Rights are set forth in a Rights Agreement dated as of September 20, 2002, between the company and Mellon Investor Services LLC, as rights agent. On March 12, 2008, as part of a private placement of shares of common stock and warrants to a number of existing shareholders; with the largest portion being purchased by the Quercus Trust of Costa Mesa, California, the company and Mellon Investor Services, LLC amended the agreement to increase the 15% ceiling noted above to 20% for the Trust and persons who are beneficial owners through the Trust without triggering the rights under the agreement.

Follow-On 2005 Stock Offering

On November 8, 2005, the company closed a follow-on offering, selling 2,500,000 new shares of common stock at a price of $8.25. The purchase price of the common stock was set at $8.25 per share on November 2, 2005, which was approximately a 5% discount on the closing price on that day. On November 11, 2005, the company announced that the underwriters had exercised their option to sell an additional 452,497 shares of common stock for $8.25 as part of the offering. The gross amount raised was $24.4 million from the selling of 2,952,497 new shares before costs and expenses. The net amount received by the company after deducting 6% in underwriters’ fees and legal, accounting, and other costs was $22,174,000.

10.	Income Taxes

The company adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes— an Interpretation of FASB Statement No. 109, on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Guidance also is provided on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure and transition. Based on the company’s evaluation, there are no significant uncertain tax positions requiring recognition in the company’s financial statements. There was no effect on financial condition or results of operations as a result of implementing FIN 48 to all tax positions for which the statute of limitation remained open, and the company did not have any unrecognized tax benefits. At December 31, 2007, there have been no changes to the liability for uncertain tax positions, and there are no unrecognized tax benefits.

The company files income tax returns in the U.S. federal jurisdiction, as well as in various states and foreign jurisdictions. With few exceptions, the company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2004.

The company’s policy is to reflect interest expense related to uncertain income tax positions as part of income tax expense, when and if they become applicable.

The components of the benefit from (provision for) income taxes are as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005
Current
Federal	$—	$—	$—
Foreign	(13)	(50)	(107)
State	—	—	(2)
	(13)	(50)	(109)
Deferred
Federal	(162)	(74)	—
Foreign	—	12	—
State	(15)	(1)	—
	(177)	(63)	—
Provision for income taxes	$(190)	$(113)	$(109)

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006, and 2005

The following table shows the geographic components of pretax income (loss) between United States and foreign subsidiaries (in thousands):

	December 31,
	2007	2006	2005
United States	$(10,593)	$(9,510)	$(7,714)
Foreign subsidiaries	(534)	(27)	400
	$(11,127)	$(9,537)	$(7,314)

The principal items accounting for the difference between income taxes computed at the United States statutory rate and the benefit from (provision for) income taxes reflected in the statements of operations are as follows:

	December 31,
	2007	2006	2005
United States statutory rate	34.0%	34.0%	34.0%
State Taxes (net of federal tax benefit)	1.9%	2.0%	5.5%
Valuation allowance	(38.2)%	(39.0)%	(46.5)%
Other	0.6%	1.8%	5.5%
	(1.7)%	(1.2)%	(1.5)%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are as follows (in thousands):

	December 31,
	2007	2006	2005
Allowance for doubtful accounts	$218	$113	$99
Accrued expenses and other reserves	1,233	1,097	1,681
Tax credits, Deferred R&D, and other	202	154	352
Net operating loss	12,413	8,328	4,617
Valuation allowance	(14,054)	(9,680)	(6,749)
Total deferred tax asset	12	12	—
Deferred tax liabilities associated with indefinite-lived intangibles	(252)	(75)	—
Net total deferred taxes	$(240)	$(63)	$—

The company has a full valuation allowance against its United States and German deferred tax assets. The net deferred tax assets for 2007 amounted to $12,000 and were for the company’s United Kingdom subsidiary, which had a loss in 2007 after being profitable for several years. The net deferred liabilities were $252,000 at December 31, 2007, compared to $75,000 at December 31, 2006. There were no tax expenses for the United States operations in 2007, as any expected benefits were offset by an increase in the valuation allowance. No tax benefits were recorded for the 2007 German operations loss. The deferred tax provision for 2007 and 2006 resulted from tax amortization of intangible assets with indefinite lives for book purposes. In 2007 and 2006, cumulative tax amortization exceeded book amortization that had been previously recorded resulting in the requirement to record a deferred tax liability of $252,000 and $75,000 at December 31, 2007 and December 31, 2006 respectively.

As of December 31, 2007, the company has a net operating loss carry-forward of approximately $33,500,000 and $34,400,000 million for federal and state and local income tax purposes, respectively. If not utilized, these carry-forwards will begin to expire in 2020 for federal and 2008 for state purposes.

Under the Internal Revenue Code Section 382, the amounts of and benefits from net operating losses carry-forwards may be impaired in certain circumstances. Events that cause limitations in the amount of net operating losses that the company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three-year period. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. A valuation allowance has been provided because it is more likely than not that the deferred tax assets relating to certain of the federal and state loss carryforwards will not be realized.

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006, and 2005

11.	Segments and Geographic Information

The company has two primary product lines: the pool lighting product line and the commercial lighting product line, each of which markets and sells fiber optic lighting products. The company markets its products for worldwide distribution primarily through independent sales representatives, distributors, and swimming pool builders in North America, Europe, and the Far East.

A summary of geographic sales is as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005
United States Domestic	$14,949	$18,776	$19,123
Other Countries	7,949	8,260	9,214
	$22,898	$27,036	$28,337

A summary of geographic long-lived assets (fixed assets and goodwill) is as follows (in thousands):

	December 31,
	2007	2006
United States Domestic	$7,791	$8,406
Germany	1,773	1,674
Other Countries	111	145
	$9,675	$10,225

 A summary of sales by product line is as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005
Pool Lighting	$11,002	$13,364	$14,744
Commercial Lighting	11,896	13,672	13,593
	$22,898	$27,036	$28,337

12.	Employee Retirement Plan

The company maintains a 401(k) profit-sharing plan for its employees who meet certain qualifications. The Plan allows eligible employees to defer up to 15% of their earnings, not to exceed the statutory amount per year on a pretax basis, through contributions to the Plan. The Plan provides for employer contributions at the discretion of the Board of Directors; however, no such contributions were made in 2007, 2006, or 2005.

13.	Reorganization and Restructuring

On May 8, 2007, Energy Focus, Inc., a wholly owned subsidiary of Fiberstars, Inc., was merged into Fiberstars, Inc. As a result of this merger, the name of Fiberstars, Inc. was changed to Energy Focus, Inc. Existing certificates for shares of the company, bearing the name Fiberstars, Inc., will continue to be valid certificates for Energy Focus, Inc., and no action is required by the shareholders as a result of the name change.

During 2007, the company moved the fiber production operation from Mexico to Solon, Ohio. The cost associated with this move was $456,000.

During 2006, the company charged to operations $734,000 for costs associated with moving its operations from Fremont, California to Solon, Ohio.

In 2005, the company closed its offices in Fremont, California and consolidated its operations in Solon, Ohio, where the company already had a local sales office and manufacturing facility. The company recognized a $3,120,000 restructuring charge in 2005. The company did not have any liabilities for remaining restructuring costs at either December 31, 2007 or 2006, respectively.

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006, and 2005

14.	Related Party Transactions

The company entered into a consulting agreement with Jeffrey H. Brite, a member of its Board of Directors, on November 1, 2004. This agreement ended on March 7, 2007, upon Jeffrey H. Brite’s resignation as a member of the Board of Directors. As a consultant under this agreement, Mr. Brite assisted the company in various capacities. In return, the company compensated Mr. Brite with the award of an option for the acquisition of up to 40,000 shares of its common stock at a per-share exercise price of $7.23, which was expensed during 2004, and with annual aggregate cash payments of $50,000 paid in quarterly installments during each of the years 2005, 2006, and part of 2007. Payments for the twelve months ending December 31, 2007, were $13,690, compared to $50,000 in 2006 and 2005, respectively.

Gensler Architecture, Design, and Planning, P.C., a New York professional corporation (“Gensler”), provided contract services to the company since December 15, 2004. Mr. Jeffrey Brite, an employee of Gensler, was a member of the company’s Board of Directors through March 7, 2007. Since his resignation, the contract with Gensler has been terminated as well. The company had entered into a three-year consulting agreement with Gensler for design- and marketing-related matters. In return, the company compensated Gensler with a one-time cash payment in 2005 of $60,750 and a $50,000 annual cash payment paid in quarterly installments of $12,500 in arrears for each of the calendar years 2005, 2006, and part of 2007. Also, there was a one-time option award for acquiring up to 75,000 shares of the company’s common stock at a per-share exercise price of $6.57, which was expensed in 2006 under FAS 123(R). No payments were made in the fourth quarter of 2007 to Gensler, but the company accrued expenses of $12,500. Payments total $37,500 for the twelve months ending December 31, 2007, compared to $50,000 in 2006 and 2005, respectively.

On July 1, 2005, David Ruckert, the company’s CEO, resigned as CEO and served as president and director through September 30, 2005, after which he served as director. Mr. Ruckert signed a severance agreement with the company that was effective July 1, 2005, and which resulted in a payment of $332,076 upon his departure as an employee on October 1, 2005.

On February 3, 2006, the company had entered into a consulting agreement with David Ruckert, a member of its Board of Directors. Additionally, Mr. Ruckert was granted options to purchase 32,000 shares of the company’s common stock. Stock expense incurred under FAS 123(R) related to these options was $30,000 during 2007, compared to $15,000 during 2006.This agreement was terminated on June 30, 2007. Mr. Ruckert was paid $110,000 during 2006 and $76,000 during 2007 under this agreement.

On March 14, 2008, the company received an additional $9,500,000 in equity financing, net of expenses. The investment was made by several current Energy Focus shareholders, including four members of the Board of Directors. These investors agreed to an at-market purchase of approximately 3.1 million units for $3.205 per unit, based on the closing bid price of Energy Focus common shares on March 13, 2008 of $3.08. Each unit comprises one share of the Company’s common stock, par value $0.0001 per share, and one warrant to purchase one share of the Company’s common stock at an exercise price of $3.08 per share. The warrants are immediately separable from the units and immediately exercisable, and will expire five years after the date of their issuance. This additional financing will be used to fund working capital, pay debt and perform additional research and development. The company received 100% of the funds from escrow on March 17, 2008. Among the investors were Ronald A. Casentini, John M.Davenport, John B. Stuppin and Philip Wolfson, all of whom are members of our Board of Directors and who invested approximately $100,000 in the aggregate.

15.	Subsequent Event: Supplemental Equity Financing

 On March 14, 2008, the company received an additional $9,500,000 in equity financing, net of expenses. The investment was made by several current Energy Focus shareholders, including four members of the Board of Directors. These investors agreed to an at-market purchase of approximately 3.1 million units for $3.205 per unit, based on the closing bid price of Energy Focus common shares on March 13, 2008 of $3.08. Each unit comprises one share of the Company's common stock, par value $0.0001 per share, and one warrant to purchase one share of the Company's common stock at an exercise price of $3.08 per share. The warrants are immediately separable from the units and immediately exercisable, and will expire five years after the date of their issuance. This additional financing will be used to fund working capital, pay debt and perform additional research and development. The company received 100% of the funds from escrow on March 17, 2008.

Supplementary Financial Information to Item 8

The following table sets forth our selected unaudited financial information for the eight quarters in the period ended December 31, 2007. This information has been prepared on the same basis as the audited financial statements and, in the opinion of management, contains all adjustments necessary for a fair presentation thereof.

Any variations from year to date amounts reported in this report are a result of rounding.

QUARTERLY FINANCIAL DATA (UNAUDITED)
(IN THOUSANDS, EXCEPT PER-SHARE DATA)

2007 QUARTERS ENDED	DEC. 31	SEP. 30	JUN. 30	MAR. 31
Net sales	$5,440	$5,745	$6,704	$5,009
Gross profit	543	1,988	2,280	1,470
As a percent of net sales	10.0%	34.6%	34.0%	29.4%
Net income (loss)	(3,665)	(3,175)	(1,870)	(2,606)
As a of net sales	(67.4)%	(55.3)%	(27.9)%	(52.0)%
Net income (loss) per share:
Basic	$(0.31)	$(0.28)	$(016)	$(0.23)
Diluted	$(0.31)	$(0.28)	$(0.16)	$(0.23)

2006 QUARTERS ENDED	DEC. 31	SEP. 30	JUN. 30	MAR. 31
Net sales	$7,191	$6,808	$7,709	$5,327
Gross profit	1,819	2,036	2,328	1,602
As a percent of net sales	25.3%	29.9%	30.2%	30.0%
Net income (loss)	(2,784)	(2,125)	(2,299)	(2,441)
As a percent of net sales	(38.7)%	(31.2)%	(29.8)%	(45.8)%
Net income (loss) per share:
Basic	$(0.24)	$(0.19)	$(0.20)	$(0.22)
Diluted	$(0.24)	$(0.19)	$(0.20)	$0.22)

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet, and management believes that they meet, reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Any design of disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this report on Form 10-K was being prepared.

(b) Changes in internal control over financial reporting.

There were significant changes made to the financial organization during the third quarter with the consolidation of the Chief Financial Officer and controller positions into one position held by the current Chief Financial Officer. Even though internal controls have not been affected materially by this consolidation, we reviewed and tested our internal control environment as a result of this change and other changes within the organization. While nominal issues were identified within the segregation of duties arena, we experienced no material deficiencies in our internal control environment over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

Management’s Report on Internal Controls over Financial Reporting

The management of Energy Focus, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such a term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based upon criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (COSO framework).

An effective internal control system, no matter how well designed, has inherent limitations, including the possibility of human error and circumvention or overriding of controls; therefore, it can provide only reasonable assurance with respect to reliable financial reporting. Furthermore, effectiveness of an internal control system in future periods can not be guaranteed, because the design of any system of internal controls is based in part upon assumptions about the likelihood of future events. There can be no assurance that any control design will succeed in achieving its stated goals under all potential future conditions. Over time, certain controls may become inadequate because of changes in business conditions, or the degree of compliance with policies and procedures may deteriorate. As such, misstatements due to error or fraud may occur and not be detected.

Based upon our evaluation under the COSO framework, management concluded that internal control over financial reporting was effective as of December 31, 2007. Grant Thornton LLP, an independent registered public accounting firm, has issued an attestation report dated March 17, 2008, on the effectiveness of Energy Focus, Inc.’s internal control over financial reporting, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Energy Focus, Inc.

We have audited Energy Focus, Inc.’s (a Delaware Corporation) and subsidiaries (collectively the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Energy Focus, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company and its subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 17, 2008 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Cleveland, Ohio
March 17, 2008

Item 9B. Other Information

On May 8, 2007, Energy Focus, Inc., a wholly owned subsidiary of Fiberstars, Inc., was merged into Fiberstars, Inc. As a result of this merger, the name of Fiberstars, Inc. was changed to Energy Focus, Inc. Existing certificates for shares of the company bearing the name Fiberstars, Inc. will continue to be valid certificates for Energy Focus, Inc., and no action is required by the shareholders as a result of the name change.
On March 14, 2008, the company received an additional $9,500,000 million in equity financing, net of expenses. The investment was made by several current Energy Focus shareholders, including four members of the Board of Directors. These investors agreed to an at-market purchase of approximately 3.1 million units for $3.205 per unit, based on the closing bid price of Energy Focus common shares on March 13, 2008 of $3.08. Each unit comprises one share of the Company’s common stock, par value $0.0001 per share, and one warrant to purchase one share of the Company’s common stock at an exercise price of $3.08 per share. The warrants are immediately separable from the units and immediately exercisable, and will expire five years after the date of their issuance. This additional financing will be used to fund working capital, pay debt and perform additional research and development. The company received 100% of the funds from escrow on march 17, 2008.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

The information regarding our directors is set forth under the caption entitled “Election of Directors” in our Proxy Statement for our 2008 Annual Meeting of Stockholders and is incorporated by reference.

There were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors during 2007.

Executive Officers

The information regarding our executive officers is set forth under the caption entitled “Executive Officers of the Registrant” in Part I, Item 4, of this report and is incorporated by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

The information regarding compliance with Section 16 of the Securities Exchange Act of 1934 is set forth under the caption entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement and is incorporated by reference.

Audit Committee

The information regarding the Audit Committee of our Board of Directors and the information regarding “Audit Committee Financial Experts” are set forth under the caption entitled “Committees of the Board” in our Proxy Statement and is incorporated by reference.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct, which applies to all of our directors, officers, and employees. Our Code of Ethics and Business Conduct is on our website at www.efoi.com. Any person may receive a copy without charge by writing to us at Energy Focus, Inc., 32000 Aurora Road, Solon, Ohio 44139, Attention: Secretary.

We intend to disclose on our website any amendment to, or waiver from, a provision of our Business Ethics Policy that applies to our directors and executive officers, including our principal executive officer, principal financial officer, principal accounting officer or controller, or any persons performing similar functions, and that is required to be publicly disclosed pursuant to the rules of the Securities and Exchange Commission.

Item 11. Executive Compensation

The information required by this item is incorporated by reference herein from the information provided in the sections captioned “Executive Compensation and Other Information” in our Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information about security ownership of certain beneficial owners and management required by this item is incorporated by reference herein from the information provided in the sections captioned “Security Ownership of Principal Shareholders and Management” and “Equity Compensation Plan Information” in our Proxy Statement.

The information regarding securities authorized for issuance under our equity compensation plans required by this item is incorporated by reference herein from the information provided in the section captioned “Equity Compensation Plan Information” in our Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information regarding certain relationships and related transactions required by this item is incorporated herein by reference to the information in our Proxy Statement under the caption “Certain Transactions” and “Director Independence.”

Item 14. Principal Accountant Fees and Services

The information regarding principal accountant fees and services and the pre-approval policies and procedures required by this item is incorporated herein by reference from the information contained in our Proxy Statement under the captions “Ratification of Appointment of Independent Registered Public Accountants—Principal Accountant Fees and Services” and “Pre-Approval Policies and Procedures.”

PART IV

Item 15. Exhibits and Financial Statement Schedule

(a)	(1) Financial Statements

•	Consolidated Balance Sheets December 31, 2007 and 2006

•	Consolidated Statements of Operations for the Years Ended December 31, 2007, 2006, and 2005

•	Consolidated Statements of Shareholders’ Equity for the Years ended December 21, 2007, 2006, and 2005

•	Consolidated Statements of Cash Flows for the Years ended December 31, 2007, 2006, and 2005

•	Notes to Consolidated Financial Statements for the Years ended December 31, 2007, 2006, and 2005

•	Report of Independent Registered Public Accounting Firm

(2) Financial Statements Schedules

Schedule II—Valuation and Qualifying Accounts is set forth below. All other schedules are omitted either because they are not applicable or the required information is shown in the financial statements or the notes.

SCHEDULE II
ENERGY FOCUS, INC.
SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

	Balance at
	Beginning of	Charges	Charges		Balance at
Description	Year	to Revenue	to Expenses	Deductions	End of Year
	(amounts in thousands)
Year Ended December 31, 2007
Allowance for doubtful accounts and returns	$600	$—	$338	$90	$848
Valuation allowance for deferred tax assets	9,680	—	4,374	—	14,054
Year Ended December 31, 2006
Allowance for doubtful accounts and returns	448	—	220	68	600
Valuation allowance for deferred tax Assets	6,749	—	2,931	—	9,680
Year Ended December 31, 2005
Allowance for doubtful accounts and returns	381	—	106	39	448
Valuation allowance for deferred tax Assets	3,349	—	3,400	—	6,749

(3) Exhibits

Exhibit Number	Description of Documents
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

3.2
Certificate of Designation of Series A Participating Preferred Stock of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s current report on Form 8K filed on November 27, 2006)

3.3	Bylaws of the Registrant, (incorporated by reference to Appendix C to the Registrant’s Current Report on Form 8-K filed November 27, 2006).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed November 27, 2006)

4.2
Rights Agreement dated as of October 25, 2006, between the Registrant and Mellon Investor Services, as rights agent (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed November 27, 2006).

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

10.2†
1994 Employee Stock Purchase Plan, amended as of December 7, 2000 (incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-52042) filed on December 18, 2000).

10.3
Registration Rights Agreement dated as of June 27, 1990, between the Registrant and certain holders of the Registrant’s capital stock, as amended by Amendment No. 1 dated as of February 6, 1991, and Amendment No. 2 dated as of April 30, 1994 (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form SB-2 (Commission File No. 33-79116-LA)).

10.4
Amendment No. 3 to Registration Rights Agreement to include Warrant shares as Registerable Securities (incorporated by reference to Exhibit 1.2 to the Registrant’s Registration Statement on Form SB-2 (Commission File No. 33-79116-LA))

10.5†
Stock Purchase Agreement and related Promissory Note between David N. Ruckert and the Registrant dated as of December 9, 1987, as amended (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form SB-2 (Commission File No. 33-79116-LA))

10.6†
Common Stock Purchase Warrant dated as of June 27, 1988, issued by the Registrant to Philip Wolfson (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form SB-2 (Commission File No. 33-79116-LA))

10.7
Form of Agreement between the Registrant and independent sales representatives (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form SB-2 (Commission File No. 33-79116-LA))

10.8*
Distribution Agreement dated March 21, 1995, between the Registrant and Mitsubishi International Corporation (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1994)

10.9
Stock Purchase Agreement dated March 21, 1995, among the Registrant, Mitsubishi International Corporation and Mitsubishi Corporation (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1994).

10.10
Asset Purchase Agreement dated as of November 19, 1998, by and among the Registrant, Hillgate (4) Limited, Crescent Lighting Limited, Michael Beverly Morrison, and Corinne Bertrand (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on December 4, 1998)

10.11*
Purchase and Take-over Agreement between Frau Claudia Mann, acting for LBM Lichtleit-Fasertechnik, and Fiberstars Deutschland GmbH, represented by its Managing Director Herr Bernhard Mann (incorporated by reference to Exhibit 10.34 to the Registrant’s Amended Annual Report on Form 10-KSB/A for the year ended December 31, 1998)

10.12
Agreement and Plan of Reorganization dated April 18, 2000, between the Registrant and Lightly Expressed, Ltd. (VA), Lightly Expressed, Ltd. (CA), William Leaman, and Michael Weber (incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.13*
Three (3)-Year Supply Agreement dated November 30, 2000, between the Registrant and Mitsubishi International Corporation (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.14†
Consulting Agreement effective as of October 18, 2001, between the company and John B. Stuppin (incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.15
Common Stock and Warrant Purchase Agreement, dated March 29, 2002, by and among the Registrant and the investors named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)

10.16
Securities Purchase Agreement dated June 17, 2003, by and among the Registrant and the investors named therein (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on June 19, 2003)

10.17
Form of Warrant by and between the Registrants and each of the investors party to the Securities Purchase Agreement dated June 17, 2003 (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on June 19, 2003)

10.18†	Form of Indemnification Agreement for officers of the Registrant (incorporated by reference to exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003)

10.19	Form of Indemnification Agreement for directors of the Registrant (incorporated by reference to exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003)

10.20
Production Share Agreement dated October 9, 2003, by and among the Registrant, North American Production Sharing, Inc., and Industrias Unidas de B.C., S.A. de C.V. (incorporated by reference to exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003)

10.21
Consulting Agreement effective as of November 1, 2004, between the Registrant and Gensler Architecture, Design, and Planning, P.C. (Incorporated by reference to exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.22†
Consulting Agreement effective as of November 1, 2004, between the Registrant and Jeffrey H. Brite (Incorporated by reference to exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.23
Loan and Security Agreement between Silicon Valley Bank and the Registrant, dated August 15, 2005 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 18, 2005)

10.24
Employment Agreement between the Registrant and John N. Davenport, dated July 1, 2005 (incorporated by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-24230) filed on November 14, 2005)

10.25
Severance Agreement between the Registrant and David N. Ruckert, dated September 16, 2005 (incorporated by reference from Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-24230) filed on November 14, 2005)

10.26
Fiberstars Development Agreement between the Registrant and Advanced Lighting Technologies, Inc. dated September 19, 2005 (incorporated by reference from Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-24230) filed on November 14, 2005)

10.27
ADLT Development Agreement between the Registrant and Advanced Lighting Technologies, Inc. dated September 19, 2005 (incorporated by reference from Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-24230) filed on November 14, 2005)

10.28
Equipment Purchase and Supply Agreement between the Registrant and Deposition Services, Inc. dated September 19, 2005 (incorporated by reference from Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-24230) filed on November 14, 2005)

10.29
Cross License Agreement between the Registrant and Advanced Lighting Technologies, Inc. dated September 19, 2005 (incorporated by reference from Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-24230) filed on November 14, 2005)

10.30
Master Services Agreement between the Registrant and Advanced Lighting Technologies, Inc. dated September 19, 2005 (incorporated by reference from Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-24230) filed on November 14, 2005)

10.31
First Amendment to Production Share Agreement, effective as of August 17, 2005, by and among the Registrant, North American Production Sharing, Inc., and Industrias Unidas de B.C., S.A. de C.V. (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 25, 2005)

10.32
Sublease between Venture Lighting International, Inc. and the Registrant dated as of November 11, 2005 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-24230) filed on November 17, 2005)

10.33
Amended and Restated Loan and Security Agreement (together with Schedule to Amended and Restated Loan and Security Agreement and Compliance Certificate) between Fiberstars, Inc. and Silicon Valley Bank dated December 30, 2005 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-24230) filed on January 6, 2006)

10.34
Consulting Agreement by and between Registrant and David N. Ruckert dated as of February 3, 2006 (incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-24230) filed on May 15, 2006)

10.35
Equipment and Supply Agreement entered into May 25, 2006, between Fiberstars, Inc. and Deposition Sciences, Inc. (incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-24230) filed on August 11, 2006)

10.36
Modification to sublease between Fiberstars, Inc. and Keystone Ruby, LLC. (incorporated by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-24230) filed on August 11, 2006)

10.37
Amendment No. 1 To Amended And Restated Loan And Security Agreement between Fiberstars, Inc. and Silicon Valley Bank dated September 25, 2006. (incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-24230) filed on November 14, 2006)

10.38
First Amendment to Consulting Agreement by and between Registrant and David N. Ruckert dated as of February 3, 2006 (incorporated by reference from Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2007)

10.39	Amendment No. 4 to Amended and Restated Loan and Security Agreement between Silicon Valley Bank and Registrant dated as of October 1, 2007.

10.40	Amendment No. 5 to Amended and Restated Loan and Security Agreement between Silicon Valley bank and Registrant dated as of January 29, 2008.

10.41	Management Agreement between Barry R. Greenwald and Registrant dated as of October 19, 2007.

21.1	Significant subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney filed in conjunction with this Report

31.1	Rule 13a-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a) Certification by Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

*	Confidential treatment has been granted with respect to certain portions of this agreement.

†	Indicates management contracts or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized.

ENERGY FOCUS, INC.

Date: March 17, 2008	By:	/s/ JOHN M. DAVENPORT
John M. Davenport President and Chief Executive Officer (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 17, 2008.

Signature	Title

/s/ JOHN M. DAVENPORT	President, Chief Executive Officer and Director
John M. Davenport	(Principal Executive Officer)

/s/ NICHOLAS G. BERCHTOLD	Vice President Finance and Chief Financial Officer
Nicholas G. Berchtold	(Principal Financial and Accounting Officer)

* JOHN B. STUPPIN	Director
John B. Stuppin

* RONALD CASENTINI	Director
Ronald Casentini

* MICHAEL KASPER	Director
Michael Kasper

* PAUL VON PAUMGARTTEN	Director
Paul Von Paumgartten

* DAVID N. RUCKERT	Director
David N. Ruckert

* PHILIP WOLFSON	Director
Philip Wolfson

The undersigned, by signing his name, signs this Report on March 17, 2008 on behalf of the above officers and directors pursuant to a Power of Attorney executed by them and filed as an exhibit to this Report.

By:/s/ JOHN M. DAVENPORT

John M. Davenport, Attorney-in-Fact.

EXHIBIT INDEX

EXHIBITS	DESCRIPTION
10.39	Amendment No. 4 to Amended and Restated Loan and Security Agreement between Silicon Valley Bank and Registrant dated as of October 1, 2007.

10.40	Amendment No. 5 to Amended and Restated Loan and Security Agreement between Silicon Valley bank and Registrant dated as of January 29, 2008.

10.41	Management Agreement between Barry R. Greenwald and Registrant dated as of October 19, 2007.

21.1	Significant subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney filed in conjunction with this Report

31.1	Rule 13a-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a) Certification by Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer