Form 10-K/A
period 2007-12-31
ENERGY FOCUS, INC/DE
filed 2008-04-29
CIK 924168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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
Yes ☐ No ☑

Aggregate market value (on basis of closing bid price) of voting stock held by non-affiliates as of June 29, 2007: $ 72,640,030

Number of the registrant’s shares of common stock outstanding as of March 31, 2008: 14,830,040

Documents Incorporated by Reference

None

DOCUMENTS INCORPORATED BY REFERENCE
Explanatory Note

This Amendment No.1 to the Annual Report on Form 10-K for the year ended December 31, 2007 of Energy Focus Inc. (“Energy Focus” or the “Company”) is filed to include in the report the information required in Items 10, 11,12, 13 and 14 of Part III of Form 10-K.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

The Company’s Bylaws provide that the number of directors of the Company shall be no less than five and no more than nine, with the exact number within such range to be fixed by amendment of the Bylaws adopted by the shareholders or by the Board of Directors. The number of directors is currently fixed at seven. Biographical information concerning each director is set forth below:
Name	Age	Director Since	Background

John M. Davenport	63	2006
Mr. Davenport was appointed Chief Executive Officer and a director in July 2005. Mr. Davenport joined us in November 1999 as Vice President, Chief Technology Officer and was appointed Chief Operating Officer in July 2003. Prior to joining Energy Focus,   Mr. Davenport served as President of Unison Fiber Optic Lighting Systems, LLC, from 1998 to 1999. Mr. Davenport began his career at GE Lighting in 1972 as a research physicist and thereafter served 25 years in various capacities including GE Lighting's research and development manager and as development manager for high performance LED projects. He is a recognized expert in light sources, lighting systems and lighting applications, with special emphasis in low wattage discharge lamps, electronic ballast technology and distributed lighting systems using fiber optics.

John B. Stuppin	74	1993
Mr. Stuppin was elected Chairman of the Board in May 1995. Since September 1987, Mr. Stuppin has served in various executive capacities with Neurobiological Technologies, Inc. (“NTI”), a biomedical development company he co-founded, and he currently serves as a director of NTI. Mr. Stuppin also has been an investment banker and a venture capitalist, with over 25 years of experience in the founding and management of companies active in emerging technologies.

Ronald A. Casentini	69	2005
Mr. Casentini joined the board in September 2005. In the past five years, he has been engaged in the start-up of a number of privately held technology corporations as an executive officer and director. Mr. Casentini has more than 30 years experience working with entrepreneurial companies, particularly in the emerging technology sector, and venture capital investment firms. He has served in various executive capacities for a number of companies with which he was associated, principally as Chief Financial Officer and financial advisor to their boards of directors.

Michael Kasper	58	2004
Mr. Kasper joined the Board in November 2004. From March 2003 to April 2006 he served as President and CEO of United Way of Sonoma-Mendecino-Lake counties in California. From January 1997 to March 2003, he served as a director for United Way of Sonoma-Mendocino Lake counties in California. Prior to that, from February 1996 to June 2001, Mr. Kasper was Vice President, Human Resources at JDS Uniphase Corporation, a telecommunications firm. At JDS Uniphase he was operations general manager at their OCLI subsidiary. From June 1972 to September 1995, Mr. Kasper was an executive, holding various positions, at Procter & Gamble Company, a consumer products company.

Paul von Paumgartten	61	2004
Mr. von Paumgartten joined the Board in October 2004. From 1982 up to the present he as held various positions at Johnson Controls, Inc., most recently serving as Director, Energy & Environment since October 1999. Prior to that he was Director of Performance Contracts at Johnson Controls, Inc. Mr. von Paumgartten also was instrumental in the formation of LEED TM (Leadership in Energy and Environmental Design), the energy efficiency qualification program of the U.S. Green Building Council. This is a qualification program for sustainable design developed by an industry coalition representing many segments of the building industry. Mr. von Paumgartten serves as treasurer for LEED TM .

David N. Ruckert	70	1987
Mr. Ruckert joined the Company in November 1987 as President, Chief Operating Officer and a director. He served as Chief Executive Officer of the Company from October 1988 to July 2006 and served as Secretary of the Company from February 1990 to February 1994. He retired as CEO in June, 2005 and as President in September, 2005. From June 1985 to October 1987, he was Executive Vice President of Greybridge, a toy company which he co-founded that was later acquired by Worlds of Wonder in 1987. Prior to that time, he was Executive Vice President of Atari from October 1982 to June 1984 and was a Manager/ Vice President of Bristol-Myers Company in New York from October 1966 to October 1982.

Philip E. Wolfson	64	1987
Dr. Wolfson joined the Board in January 1986. Since 1998, Dr. Wolfson has served as Chief Executive Officer of Phytos, Inc., an herbal medicine development company. He has been Assistant Clinical Professor at the University of California School of Medicine in San Francisco since 1986 and has maintained a private practice in psychiatric medicine since 1982. Dr. Wolfson also served as a director and a consultant to NTI from 1989 to 1992

DIRECTOR COMPENSATION

We use a combination of cash and stock-based awards to attract and retain qualified candidates to serve on our Board. In setting director compensation, we consider the significant amount of time that our directors expend in fulfilling their duties, as well as the skill-level required by us for members of our Board.

The following table sets forth the annual compensation for directors who are not also employees:

Annual Retainer	$12,000
Additional Annual Retainers:
Board Chairman	$28,000
Governance Committee Chairman	$18,000
Audit Committee Chairman	$8,000
Compensation Committee Chairman	$3,000

Under the terms of the Company’s 2004 Stock Incentive Plan, each newly appointed non-employee director receives an option to purchase 10,000 shares of Common Stock at an exercise price of 100% of the fair market value of the stock on the date of grant, which vests in twelve equal monthly installments following the date of grant. In addition, following each annual meeting of the Company’s shareholders, each non-employee director who will continue to serve as a member of the Board of Directors automatically receives an option to purchase 7,000 shares of Common Stock at an exercise price of 100% of the fair market value of the stock on the date of grant, which option vests in twelve equal monthly installments following the date of grant, and the Chairman of the Board and the Chairman of the Audit Committee are to receive an additional option to purchase 3,000 shares under the same terms. Starting in 2007, the Chairman of the Governance Committee will receive an additional 3,000 shares under the same terms.

The following table summarizes the compensation paid to non-employee directors during 2007:

	Fees				Change in Pension Value And Nonqualified
	Earned			Non-Equity	Deferred
	or Paid	Stock	Option	Incentive Plan	Compensation	All Other
	in Cash	Awards	Awards(1)	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)

John B. Stuppin	40,000	—	31,130	—	—	—	71,130
Michael Kasper	30,000	—	31,130	—	—	—	61,130
Ronald A. Casentini	20,000	—	31,130	—	—	—	51,130
Phillip Wolfson	15,000	—	21,791	—	—	—	36,791
Paul von Paumgartten	12,000	—	21,791	—	—	—	33,791
David N. Ruckert	12,000	—	—	—	—	—	12,000

(1)
Reflects the dollar amount recognized for financial reporting purposes for 2007 in accordance with FASB 123(R), which equates to the fair value of the option awards on the date of grant. The method and assumptions used to determine the amount of expense recognized for options is set forth in Note 9 to our consolidated financial statements. As of December 31, 2007, each non employee director had the following number of options granted: Mr. Stuppin, 10,000; Mr. Casentini, 10,000; Mr. Kasper, 10,000; Mr. Wolfson, 7,000, and Mr. von Paumgartten, 7,000.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company’s officers and directors and persons who own more than 10% of a registered class of the Company’s equity securities to file certain reports regarding ownership of, and transactions in, the Company’s securities with the Securities and Exchange Commission (the “SEC”). Such officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms that they file.

Based solely on its review of such forms furnished to the Company and written representations from certain reporting persons, the Company believes that, all filing requirements applicable to the Company’s executive officers, directors and more than 10% stockholders were complied with for 2007.

Audit Committee

The Company’s Audit and Finance Committee acts as the standing audit committee of the Board of Directors, currently consisting of Messrs. Casentini (Chairman), Stuppin and Kasper. The Board of Directors has determined that Messrs. Casentini and Stuppin each is an “audit committee financial expert” as defined by SEC rules and an Independent Director.

Item 11.  EXECUTIVE COMPENSATION AND OTHER MATTERS

Compensation Discussion and Analysis

The Compensation Committee of our Board of Directors has the responsibility for administering our executive compensation program. The Committee reviews and, as appropriate, makes recommendations to the full Board regarding the base salaries and annual cash bonuses for executive officers, and administers our 2004 plan, including the grant of stock options. Where appropriate, we have also entered into employment agreements with certain executive officers.

Compensation Philosophy and Objectives.  Our principal executive compensation policy, which is endorsed by the Committee, is to provide a compensation program that will attract, motivate and retain persons of high quality and will support a long-standing internal culture of loyalty and dedication to the interests of the Company and our shareholders. In administering the executive compensation program, the Committee is mindful of the following principles and guidelines, which are supported by the full Board of Directors:

•	Base salaries for executive officers should be competitive.

•	A sufficient portion of annual compensation should be at risk in order to align the interests of executives with those of our shareholders.

•	The variable part of annual compensation should reflect both individual and corporate performance.

•
As a person’s level of responsibility increases, a greater portion of total compensation should be at risk and include more stock-based compensation to provide executives long-term incentives and help to align further the interests of executives and shareholders in the enhancement of shareholder value.

Our executive officers’ compensation currently has three primary components: base salary, annual cash bonuses and stock-based awards granted pursuant to our 2004 plan. In addition, executive officers receive certain benefits that are specifically provided for in their employment agreements or are generally available to all salaried employees. We do not have any defined benefit pension plans, nonqualified deferred compensation arrangements or supplemental retirement plans for our executive officers.

For each executive officer, the Committee determines the appropriate level for each compensation component based in part, but not exclusively, on its view of competitive market factors, internal equity and consistency, and other considerations deemed relevant, such as rewarding extraordinary performance. Our Chief Executive Officer provides the Committee with recommendations for executive officers other than himself, which the Committee reviews and approves as submitted or with revisions, if any. The Committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid compensation, between cash and non-cash compensation, or among different forms of non-cash compensation, and has not sought to formally benchmark our compensation against that of our peers.

Base salary increases for Messrs. Davenport, Berchtold, Hilliard and Buelow in 2007 were 0%, 0%, 13% and 31%, respectively. In determining these increases, the primary factors considered were increases in the cost-of-living, the officers’ individual performances, the growth of the Company, changes in their duties and responsibilities and period of time since their last review.

Base Salary. Base salaries for executive officers are based on a review of salaries for similar positions requiring similar qualifications in similar industries. In determining executive officer salaries, the Compensation Committee has approved the use by management of information from salary surveys.

The President and Chief Executive Officer annually assesses the performance of all other executive officers and recommends salary increases to the Compensation Committee based on a number of factors such as performance evaluations, comparative data and other relevant factors. The Compensation Committee then reviews and approves the increases for any person with total annual compensation over $100,000.

In addition to reviewing performance evaluations, the Compensation Committee also reviews the financial condition of Energy Focus in setting salaries.

Bonus Incentive Plan. The Compensation Committee administers an incentive plan to provide additional compensation to executives who meet established performance goals. In consultation with the President and Chief Executive Officer, the Compensation Committee annually determines the total amount of cash bonuses available for executive officers and certain other management employees. For fiscal 2007, awards under this bonus plan were contingent upon Energy Focus’ attainment of operating profit targets set by the Compensation Committee in consultation with the President and Chief Executive Officer. The target amount of bonuses for senior executive officers was set by the Compensation Committee. Awards are weighted so that higher awards are received when Energy Focus’ performance reaches maximum targets, smaller awards are received when Energy Focus’ performance reaches minimum targets and no awards are made when Energy Focus does not meet minimum performance targets. After the total eligible bonus pool is determined, annual incentives are paid to executive officers, based on their individual performance as determined by Energy Focus’ President and Chief Executive Officer. Energy Focus’ performance in fiscal 2007 was not on target, and no bonuses were paid under this bonus incentive plan. Consistent with Energy Focus’ objective of aligning compensation with performance, the Compensation Committee anticipates that future bonus payments will be based on specific targets and performance.

Each of our executive officers is eligible to receive annual cash bonuses based on determinations made by the Committee. Except in the case of Mr. Davenport, the Company has not historically adopted a formal or informal annual bonus plan with preset criteria and targets. Rather, the determination to pay a cash bonus, if any, was made after the year-end based on the Committee’s subjective judgment with respect to the past performance of the individual or on the individual’s attainment of quantified performance goals during the year. In either such case, the bonus may be based on the specific accomplishments of the individual or on the overall success of the Company, or both. However, for 2007, the Committee has adopted a plan pursuant to which target bonuses of 10% - 20% of base salary for executive officers and key employees, other than Mr. Davenport, will be based on specific criteria set for the Company, as well as individual goals. No bonuses will be payable under the plan unless the Company’s goal of positive cash flow, as determined by the Committee, is achieved. If this goal is achieved, each participant will receive one-third of the target bonus. An additional one-third of the target bonus will be paid if the company achieves EFO sales of $12 million for the year, and another third of the target will be awarded based on personal performance against expectations. In the case of Mr. Davenport, his employment agreement provides for an objective annual cash bonus based on our planned profit and EFO revenue growth. Mr. Davenport’s bonus for 2007 will be determined in the same manner as the other executive officers, with a target bonus of 25% - 50% of base salary based upon performance of the company against established goals and objectives.

The only discretionary cash bonus for individual 2006 performance and accomplishments awarded to an executive officer paid during 2007 was awarded to Mr. Buelow. No cash bonuses were paid to executive officers or key employees for 2007 performance.

Stock Options - The Compensation Committee believes that employee equity ownership provides significant motivation to executive officers to maximize value for Energy Focus’ shareholders and, therefore, periodically grants stock options under Energy Focus’ 2004 Stock Incentive Plan at the then current market price. The Compensation Committee administers the Company’s 2004 Stock Incentive Plan. Stock options will only have value if Energy Focus’ stock price increases over the exercise price.

The Compensation Committee grants options to executive officers after consideration of recommendations from the President and Chief Executive Officer. Recommendations for options are based upon the relative position, responsibilities of each executive officer, previous and expected contributions of each officer to Energy Focus, previous option grants to such executive officers and customary levels of option grants for the respective position in other comparable companies. Options generally vest over a four-year period at a rate of 25% per year. In 2001, executive officers were granted options under a Time Accelerated Restricted Stock Award Plan (“TARSAP”) within the 1994 Stock Option Plan with a seven year vesting period. The vesting of these options can be accelerated upon achievement of Energy Focus and individual objectives during the fiscal year 2007. As a result of not achieving these objectives in 2007, the TARSAP options have not qualified for accelerated vesting, but roll forward to a future year whereupon the vesting may be accelerated if the objectives for that future year are met. Consistent with the Company’s objective of aligning compensation with performance, the Company anticipates that future grants to incumbent executive officers will be based on specific targets and performance.

The Committee also administers our 2004 plan to provide stock-based incentives to our key employees, including executive officers. Grants of stock options, restricted shares of stock, and other possible stock-based compensation are based on each individual’s position within the company, level of responsibility, past performance, and expectation of future performance. In determining the number of stock-based awards to be granted to each executive officer, the Committee also considers the number of stock-based awards made in prior years to the executive officer.

 Grants of stock-based awards to Mr. Davenport are made on or soon after the date the earnings for the preceding calendar year are released. Pursuant to this agreement, Mr. Davenport was awarded options to purchase 50,000 shares in April 2007.  The Committee also may make grants to executive officers at other times during the year in connection with new hires or promotions. The exercise price for stock options is set at the closing per share market price of our common stock on the date of grant.

Our stock-based compensation policies have been impacted by the implementation of FASB 123(R). Generally, FASB 123(R) requires all stock-based payments to employees, including grants of employee stock options, to be expensed based on their fair values over the vesting period.

The stock options granted to the other executive officers in 2007 vest in four annual installments.

Section 162(m). Section 162(m) of the Internal Revenue Code and related Treasury Department regulations limits Energy Focus’ ability to deduct certain compensation in excess of $1,000,000 paid to Energy Focus’ chief executive officer and each of the four other most highly compensated executive officers. Energy Focus’ 1994 Stock Option Plan and 2004 Stock Incentive Plan are structured to permit awards under the plan to qualify as performance-based compensation and to maximize the tax deductibility of the awards so long as the options are granted by a committee whose members are non-employee directors. Energy Focus expects that the Compensation Committee will be comprised of non-employee directors, and that, to the extent the Compensation Committee is not so constituted for any period of time, the options granted during such period will not be likely to result in compensation exceeding $1,000,000 in any year. The Compensation Committee does not believe that other components of Energy Focus’ compensation will be likely to exceed $1,000,000 for any executive officer in the foreseeable future and therefore concluded that no further action with respect to qualifying such compensation for deductibility is necessary at this time. In the future, the Compensation Committee will continue to evaluate the advisability of qualifying its executive compensation for deductibility of such compensation. The Compensation Committee’s policy is to qualify its executive compensation for deductibility under applicable tax laws as practicable.

Base Salaries.  The Committee determines levels of the executive officers’ base salaries so as to be competitive with amounts paid to executives performing similar functions in comparable size, non-durable manufacturing companies. The amount of each executive’s annual increase in base salary, if any, is based on a number of largely subjective factors, including changes in the individual’s duties and responsibilities, the personal performance of such executive officer, the performance of the company, cost-of-living increases, and such other factors as the Committee deems appropriate, including the individual’s overall mix between fixed and variable compensation and between cash and stock-based compensation.

Summary Compensation Table

The following table sets forth the cash and non-cash compensation for 2007, 2006 and 2005 earned by our President and Chief Executive Officer, our Chief Financial Officer and our three other executive officers:

							Change in
							Pension
							Value and
							Non-
					Non-Equity		Qualified
					Incentive		Deferred	All
				Option	Plan		Compensation	Other
Name and Principal		Salary	Bonus	Awards	Compensation		Earnings	Compensation		Total
Position	Year	($)	($)(1)	($)(2)	($)(3)		($)	($)(4)		($)

John M. Davenport	2007	250,000	—	277,928	—		—	880		528,808
President and Chief	2006	250,000	—	294,039	—		—	773		544,812
Executive Officer	2005	250,000	—	200,000	—		—	773		450,773

Nicholas G. Berchtold	2007	68,317	—	8,912	—		—	108		77,373
Chief Financial	2006	—	—	—	—		—	—		—
Officer and	2005	—	—	—	—		—	—		—
Vice President of Finance (August 1, 2007 to present)

Eric Hilliard	2007	180,000	—	90,517	—		—	612		271,129
Chief Operating	2006	28,846	—	—	—		—	—		28,846
Officer	2005	—	—	—	—		—	—		—

Roger Buelow	2007	183,229	10,000	33,052	—		—	365		226,646
Vice President, General Manager	2006	140,000	—	38,603	—		—	258		178,861
Chief Technology	2005	111,600	—	—	—		—	258		111,858
Officer

Barry R. Greenwald	2007	212,500	—	11,798	—		—	79,199	(a)	303,497
President — Pool &	2006	202,000	—	34,788	—		—	1,113		237,901
Spa Division	2005	189,500	—	—	—		—	1,113		190,613

Ted des Enfants	2007	145,498	—	58,968	12,550	(b)		92,847	(c)	309,863
Vice President, U.S.	2006	175,000	—	57,768	12,550	(b)	—	258		245,576
Commercial Sales (employed until October 8, 2007)	2005	175,000	—	15,000	—		—	258		190,258

Robert A. Connors	2007	126,108	—	19,798	—		—	137,535	(c)	283,441
Vice President,	2006	191,000	—	52,703	—		—	808		244,511
Finance Chief Financial Officer (employed until July 31, 2007)	2005	166,000	—	—	—		—	807		166,807

(1)	Reflects discretionary bonuses earned in 2007, 2006 and 2005.

(2)
Reflects the dollar amount of expense recognized for financial reporting purposes in 2007, 2006 and 2005 with respect to stock option awards in accordance with FASB 123(R) and thus, in the case of option awards, includes amounts from awards granted in and prior to 2007, 2006 and 2005. The method and assumptions used to determine the amount of expense recognized for options is set forth in Note 9 to our consolidated financial statements included in our annual report on Form 10-K.

(3)	Reflects bonus earned in 2007, 2006 and 2005.

(4)
Includes company contributions to a life insurance policy , automobile allowance and severance payment.

(a) – first of the additional management compensation payment installments to Barry Greenwald, as per his revised Management Agreement. The total agreed additional management compensation to Mr. Greenwald was $308,996, to be paid in installments from 2007 and 2011.

(b) – Sales Commission earned by Ted des Enfants.

(c) – Severance paid out as required by their employment agreements.

Grants of Plan-Based Awards

The following table sets forth information with respect to stock option awards granted to the named executive officers during 2007:

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	Options	Awards	Option
Name	Date	($)	($)	($)	(#)	(#)	(#)	(1) (2) (4)	($/Sh) (3)	Awards ($) (5)

John M. Davenport	4/19/07	—	—	—	—	—	—	50,000	6.53	155,450

Nicholas G.	8/10/07	—	—	—	—	—	—	25,000	6.05	71,300
Berchtold	12/06/07							25,000	6.06	71,275

Eric Hilliard	4/26/07	—	—	—	—	—	—	50,000	6.36	152,050

Roger Buelow	12/06/07	—	—	—	—	—	—	25,000	6.06	71,275

(1)
Such stock options vest as to 25% of the shares covered by the respective options on each anniversary of the grant date, becoming fully vested on the fourth anniversary of the date of grant. Under the terms of the Company’s 2004 Stock Incentive Plan, the Board of Directors or a duly appointed committee of the Board retains the discretion, subject to certain limitations within the Option Plan, to modify, extend, or renew outstanding options and to re-price outstanding options, and to accelerate the vesting of options in the event of any merger, consolidation, or reorganization in which the Company is not the surviving corporation. Options may be re-priced by canceling outstanding options and reissuing new options with an exercise price equal to the fair market value on the date of reissue which may be lower than the original exercise price of such canceled options.

(2)	Based on 189,000 options granted to employees in Fiscal 2007.

(3)	The exercise price on the date of grant was equal to 100% of the fair market value on the date of grant.

(4)	Subject to earlier termination upon certain events related to termination of employment.

(5)
The grant date present value is based on a Black-Scholes Options pricing model with the following weighted average assumptions for grants made in 2007: time of exercise: 4.0 years; risk-free interest rate: 4.7%; volatility: 56%; dividend yield: none.

Option Exercises and Stock Vested

None of the named executive officers exercised stock options in 2007.

Outstanding Equity Awards at Fiscal Year-End

The following table includes certain information with respect to the value of all unexercised options held by the named executives, as of December 31, 2007:

	Option Awards

				Equity
				Incentive
				Plan
				Awards:
	Number of	Number of		Number of
	Securities	Securities		Securities
	Underlying	Underlying		Underlying
	Unexercised	Unexercised		Unexercised	Option
	Options	Options		Unearned	Exercise	Option
	( #)	( #)		Options	Price	Expiration
Name	Exercisable	Unexercisable		( #)	( $)	Date

John M. Davenport	—	10,000	(1)	—	2.95	02/28/12
	100,000	—			3.96	07/01/12
	20,000				7.23	12/04/13
	18,125	1,875	(2)		8.60	05/19/14
	125,000	75,000	(3)		9.60	06/28/15
	8,333	41,667	(4)		6.53	04/19/17

Nicholas G. Berchtold	2,605	22,395	(5)		6.05	08/10/17
	521	24,479	(10)		6.06	12/06/17

Eric Hilliard	21,877	53,123	(7)		7.19	11/13/16
	8,333	41,667	(8)		6.36	04/26/17

Roger Buelow	18,750	—			3.35	02/19/13
	15,104	9,895	(9)		10.64	07/01/15
	521	24,479	(10)		6.06	12/06/17

(1)	Options will vest on February 28, 2009

(2)	Options will vest on May 19, 2008

(3)	Options will vest on June 28, 2009

(4)	Options will vest on June 19, 2011

(5)	Options will vest on August, 10, 2011

(7)	Options will vest on November, 13, 2010

(8)	Options will vest on April 26, 2011

(9)	Options will vest on July 1, 2009

(10)	Options will vest on December 6, 2011

Equity Compensation Plan Information

 The following table sets forth information with respect to our equity compensation plans as of December 31, 2007:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance

Equity compensation plans approved by security holders	1,188,517	$7.19	154,000
Equity compensation plans not approved by security holders	—	—	—
Total	1,188,517	$7.19	154,000

Employment Agreements

We have an employment agreement with Mr. Davenport. Mr. Davenport receives a base salary of $250,000 per year. He is also eligible to receive a minimum bonus of 25% of his base salary if the Company achieves the operating income plan established for each year, or up to a maximum bonus of 50% of his base salary if the Company exceeds the operating income plan. Each year the operating income plan is negotiated between Mr. Davenport and the Board of Directors. On July 1, 2005, Mr. Davenport received an option to purchase 200,000 shares of our common stock at an exercise price equal to the closing price of the Registrant’s common stock on the date of grant. This option vests as to 25% of the shares on each anniversary of the grant date, becoming fully vested on the fourth anniversary. Mr. Davenport received an additional option to purchase 50,000 shares in 2007 since certain targets for 2006 were achieved.

On September 13, 2005, the Compensation Committee of the Board of Directors of the Registrant (the “Compensation Committee”) and the Board of Directors (the “Board”) approved the form of Management Continuity Agreement which has been entered in to with Roger Buelow.  Under these agreements, Mr. Buelow is entitled to receive severance payments in the event his employment with us is terminated without cause, or if such officer terminates his employment following a material reduction in his responsibilities inconsistent with his position and past responsibilities and under certain other conditions, including under certain conditions following a change in control as such term is defined in their agreements. Mr. Buelow will receive severance payments for a period of months equal to the total number of years he was employed with Energy Focus.  The amount of his monthly severance payment will equal the total monthly salary he was receiving immediately prior to the termination of his employment plus the average commission or other contingent compensation received during the preceding twelve months, excluding equity compensation.

 Potential Payments Upon Termination or Change of Control

As set forth in the table below, in the event of a change of control of the Company or termination of employment within three years of the effective date of the Management Continuity Agreement, each of the named executives is likely to receive the amounts as shown.

Regardless of the manner in which an executive officer’s employment terminates, including upon death, disability or termination for cause, he is entitled to receive amounts earned during his term of employment. Such amounts include:

•	salary through the date of termination;

•	stock-based compensation in which he has vested; and

•	unused vacation pay.

The following table summarizes the estimated severance payments to be made under each employment agreement, plan or arrangement which provides for payments to an executive officer at, following or in connection with a termination of employment due to voluntary resignation, involuntary termination not for cause, death or disability or change in control:

Employee	Voluntary Termination Without Change in Control ($)	Involuntary Termination Without Change in Control ($)	Death or Disability ($)	Termination With Change in Control ($)

John M. Davenport
Severance(1)	—	187,500	—	187,500
Accelerated Vesting of Stock-Based Awards (2)	—	—	—	64,621

Roger Buelow
Severance(1)		116,667	—	116,667
Accelerated Vesting of Stock-Based Awards	—	—	—	—

(1)	The estimated severance payments are based on base salaries plus commission draw as at December 31, 2007.

(2)
The estimated value of accelerated vesting of stock-based awards is based on the non-vested options held by Mr. Davenport on December 31, 2007 and the closing per share market price of our common stock on that date.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF PRINCIPAL SHAREHOLDERS AND MANAGEMENT

The following table sets forth certain information with respect to beneficial ownership of the Company’s Common Stock as of December 31, 2007 as to (i) each person known by the Company to own beneficially more than five percent of the outstanding shares of Common Stock, (ii) each of the Company’s directors, (iii) the Company’s Chief Executive Officer and each of the Company’s executive officers (“Named Executive Officers”), and (iv) all named executive officers and directors of the Company as a group. Unless otherwise specified, the address for each officer and director is 32000 Aurora Road, Solon, OH 44139.

The table should be read with the understanding that more than one person may be the beneficial owner or possess certain attributes of beneficial ownership with respect to the same securities. Therefore, special attention should be given to the footnotes.

	Shares Beneficially Owned(1)
Name and Address	Number	Percent of Outstanding Common Stock(2)
5% Shareholders:
The Quercus Trust (3)	1,073,917	9.2%
Diker Management, LLC (4)	787,929	6.8%
Welch & Forbes LLC (5)	931,659	8.0%
Directors and Named Executive Officers:
John M. Davenport (6)	344,290	3.0%
John B. Stuppin	233,692	2.0%
Ronald A. Casentini	30,167	*
Michael Kasper	34,917	*
Paul von Paumgartten	29,542	*
David N. Ruckert	292,073	2.5%
Philip Wolfson	87,433	*
Roger Buelow (6)	62,957	*
Nicholas G. Berchtold (6)	6,252	*
Eric Hilliard (6)	38,023	*

All executive officers and directors as a group Of 10 persons	1,159,349	9.9%

*Less than one percent

(1)   To Energy Focus’s knowledge, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws, where applicable, and the information contained in the footnotes to this table.

(2)   Based on 11,622,885 shares outstanding as of December 31, 2007. In addition, shares issuable pursuant to options and warrants which may be exercised within 60 days of December 31, 2007 are deemed to be issued and outstanding and have been treated as outstanding in calculating the percentage ownership of those individuals possessing such interest, but not for any other individuals. Thus, the number of shares considered to be outstanding for the purposes of this table may vary depending on the individuals’ particular circumstances.

(3) Based solely upon information in a Schedule 13D/A filed by The Quercus Trust on December 28, 2007, the Trust had shared voting power and shared disposition power for these shares.

(4)   Based solely on information in a Schedule 13G filed by Diker Management, LLC with the Securities and Exchange Commission on February 12, 2007, Diker Management, LLC had sole voting power and sole dispositive power for these shares.

(5)   Based solely on information in a Form 13F filed by Welch & Forbes LLC with the Securities and Exchange Commission on January 15, 2008, Welch & Forbes LLC had sole voting power with respect to 810,689 shares and sole disposition power as to all shares.

(6)   Includes shares subject to options exercisable within 60 days of December 31, 2007

Item 13. Certain Relationships and Related Transactions and Director Independence

CERTAIN TRANSACTIONS

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

On March 14, 2008, the company closed a private placement of its common shares and warrants that raised $9,500,000 in equity financing, net of expenses. The investment was made by several current Energy Focus shareholders, including four members of the Board of Directors. These investors purchased approximately 3.1 million units for $3.205 per unit, based on the closing bid price of Energy Focus common shares on March 13, 2008 of $3.08. Each unit comprise of one share of the Company’s common stock, par value $0.0001 per share, and one warrant to purchase one share of the Company’s common stock at an exercise price of $3.08 per share. The warrants were immediately separable from the units and immediately exercisable, and will expire five years after the date of their issuance. This additional financing is being used to fund working capital, pay debt and perform additional research and development. Among the investors were Ronald A. Casentini, John M.Davenport, John B. Stuppin and Philip Wolfson, all of whom are members of our Board of Directors and who invested approximately $100,000 in the aggregate.

Director Independence

The Board of Directors has determined each of the following directors to be an “independent director” as that term is defined by applicable listing standards of The NASDAQ Stock Market and SEC rules:

John B. Stuppin
Ronald A. Casentini
Michael Kasper
Paul von Paumgartten
Philip E. Wolfson

In this 10K/A statement these five directors are referred to individually as an “Independent Director” and collectively as the “Independent Directors.”

Item 14. Principal Accountant Fees and Services

The following table presents fees for professional audit services rendered by Grant Thornton LLP for the audit of Energy Focus’ annual financial statements for 2007 and 2006, and fees billed for other services rendered by Grant Thornton LLP in 2007 and 2006.

	Year Ended December 31,
	2007	2006
Audit Fees	$506,812	$534,053
Audit-Related Fees	1,500	---
Total	$508,312	$534,053

Item 15. Exhibits, Financial Statement Schedules

Exhibit Number	Description of Documents

24.1	Power of Attorney (incorporated by reference from Exhibit 24.1 to the Registrant’s Annual Report on Form 10-K filed on March 17,2008)

31.1	Rule 13a-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a) Certification by Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized.

ENERGY FOCUS, INC.

Date: April 28, 2008	By:	/s/ JOHN M. DAVENPORT
John M. Davenport President and Chief Executive Officer (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on April 28, 2008.

Signature	Title

/s/ JOHN M. DAVENPORT	President, Chief Executive Officer and Director
John M. Davenport	(Principal Executive Officer)

/s/ NICHOLAS G. BERCHTOLD	Vice President Finance and Chief Financial Officer
Nicholas G. Berchtold	(Principal Financial and Accounting Officer )

* JOHN B. STUPPIN	Director
John B. Stuppin

* RONALD CASENTINI	Director
Ronald Casentini

* MICHAEL KASPER	Director
Michael Kasper

* PAUL VON PAUMGARTTEN	Director
Paul Von Paumgartten

* DAVID N. RUCKERT	Director
David N. Ruckert

* PHILIP WOLFSON	Director
Philip Wolfson

* The undersigned, by signing his name, signs this Report on April 28, 2008 on behalf of the above officers and directors pursuant to a Power of Attorney executed by them and filed as an exhibit to this Report.

By:/s/ JOHN M. DAVENPORT

John M. Davenport, Attorney-in-Fact.

EXHIBIT INDEX

EXHIBITS	DESCRIPTION

24.1	Power of Attorney (incorporated by reference from Exhibit 24.1 to the Registrant’s Annual Report on Form 10-K filed on March 17,2008)

31.1	Rule 13a-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a) Certification by Chief Financial Officer