Form 10-Q
period 2008-03-31
ENERGY FOCUS, INC/DE
filed 2008-05-08
CIK 924168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008
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

The number of outstanding shares of the registrants’ Common Stock, $0.0001 par value, as of April 30, 2008 was 14,830,040.

TABLE OF CONTENTS

Part I - FINANCIAL INFORMATION

Item 1	Financial Statements:

	a.	Condensed Consolidated Balance Sheets at March 31, 2008 (unaudited) and December 31, 2007	3

	b.	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2008 and 2007 (unaudited)	4

	c.	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended March 31, 2008 and 2007 (unaudited)	5

	d.	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2008 and 2007 (unaudited)	6

	e.	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2	Management’s Discussion and Analysis of Results of Operations and Financial Condition		14

Item 3	Quantitative and Qualitative Disclosures About Market Risk		17

Item 4	Controls and Procedures		18

Part II - OTHER INFORMATION

Item 1	Legal Proceedings		19

Item 1A	Risk Factors		19

Item 6	Exhibits		19

	Signatures		20

	Exhibit Index		21

Item 1. Financial Statements

ENERGY FOCUS, INC.
CONDENSED
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,838	$8,412
Accounts receivable trade, net	3,917	3,454
Inventories, net	7,209	6,888
Prepaid and other current assets	420	381
Total current assets	26,384	19,135

Fixed assets, net	5,175	5,316
Goodwill, net	4,455	4,359
Other assets	93	59
Total assets	$36,107	$28,869

LIABILITIES
Current liabilities:
Accounts payable	$2,823	$2,265
Accrued liabilities	1,502	1,473
Deferred revenue	105	—
Credit line borrowings	1,197	1,159
Short-term bank borrowings	1,552	1,726
Total current liabilities	7,179	6,623
Other deferred liabilities	201	62
Deferred tax liabilities	292	252
Long-term bank borrowings	325	314
Total liabilities	7,997	7,251

SHAREHOLDERS’ EQUITY
Common stock	1	1
Additional paid-in capital	65,464	55,682
Accumulated other comprehensive income	974	815
Accumulated deficit	(38,329)	(34,880)
Total shareholders’ equity	28,110	21,618
Total liabilities and shareholders’ equity	$36,107	$28,869

The accompanying notes are an integral part of these financial statements

ENERGY FOCUS, INC.
CONDENSED
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands except per share amounts)
(unaudited)

	Three months ended
	March 31,
	2008	2007
Net sales	$4,837	$5,009
Cost of sales	3,593	3,539
Gross profit	1,244	1,470

Operating expenses:
Research and Development	917	483
Sales and marketing	2,362	2,620
General and administrative	1,370	1,078
Total operating expenses	4,649	4,181
Loss from operations	(3,405)	(2,711)
Other income (expense):
Other income/(expense)	2	7
Interest income/ (expense)	(6)	99

Loss before income taxes	(3,409)	(2,605)
Provision for income taxes	(40)	(1)
Net loss	$(3,449)	$(2,606)

Net loss per share – basic and diluted	$(0.28)	$(0.23)

Shares used in computing net loss per share – basic and diluted	12,227	11,484

The accompanying notes are an integral part of these financial statements

ENERGY FOCUS, INC.
CONDENSED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands)
(unaudited)

	Three months ended March 31,
	2008	2007
Net loss	$(3,449)	$(2,606)

Other comprehensive income (loss)
Foreign currency translation adjustments	159	56
Net unrealized loss on securities	—	(21)
Comprehensive loss	$(3,290)	$(2,571)

The accompanying notes are an integral part of these financial statements

ENERGY FOCUS, INC.
CONDENSED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Three months ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(3,449)	$(2,606)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	311	323
Stock-based compensation	219	252
Unrealized loss from marketable securities	—	(21)
Provision for doubtful accounts receivable	(167)	7
Deferred taxes	40	40
Deferred revenue	105	—
Gain on disposal of fixed assets	1	—
Changes in assets and liabilities:
Accounts receivable	(260)	374
Inventories	(228)	(853)
Prepaid and other current assets	(34)	(143)
Other assets	(32)	75
Accounts payable	546	(1,052)
Accrued liabilities	159	(305)
Total adjustments	660	(1,303)
Net cash used in operating activities	(2,789)	(3,909)

Cash flows from investing activities:
Purchase of short-term investments	—	(21,132)
Sale of short-term investments	—	25,302
Acquisition of fixed assets	(121)	(159)
Net cash provided by (used in) investing activities	(121)	4,011

Cash flows from financing activities:
Cash proceeds from issuances of common stock, net	9,436	—
Cash proceeds from exercise of stock options	126	302
Proceeds from credit line borrowings	923	63
Payments of credit line borrowings	(901)	—
Payments of short and long-term bank borrowings	(179)	(180)
Net cash provided by financing activities	9,405	185

Effect of exchange rate changes on cash	(69)	(69)

Net increase in cash and cash equivalents	6,426	218
Cash and cash equivalents, beginning of period	8,412	3,705
Cash and cash equivalents, end of period	$14,838	$3,923

The accompanying notes are an integral part of these financial statements

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

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

Interim Financial Statements (unaudited)
Although unaudited, the interim financial statements in this report reflect all adjustments, consisting only of all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position, results of operations and cash flows for the interim periods covered and of the financial condition of the company at the interim balance sheet date. The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

Year-end Balance Sheet
The year-end balance sheet information was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the company’s audited financial statements and notes thereto for the year ended December 31, 2007, contained in the company’s 2007 Annual Report on Form 10-K.

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

Earnings per Share
Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average of common shares outstanding for the period. Diluted loss per share is computed giving effect to all dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of incremental shares upon exercise of stock options and warrants.

A reconciliation of the numerator and denominator of basic and diluted loss per share is provided as follows (in thousands, except per share amounts):

	Three months ended March 31,
	2008	2007
Numerator – Basic and Diluted loss per share
Net loss	$(3,449)	$(2,606)
Denominator - Basic and Diluted loss per share
Weighted average shares outstanding	12,227	11,484
Basic and Diluted net loss per share	$(0.28)	$(0.23)

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

At March 31, 2008, options and warrants to purchase 5,226,000 shares of common stock were outstanding, but were not included in the calculation of diluted EPS because their inclusion would have been antidilutive. Options and warrants to purchase 1,642,000 shares of common stock were outstanding at March 31, 2007, but were not included in the calculation of diluted EPS because their inclusion would have been antidilutive.

Stock- Based Compensation

The company’s Stock-based compensation plans are described in detail in its Annual Report Form on 10-K for the year ended December 31, 2007.

For the quarter ended March 31, 2008, the company recorded compensation expense of $219,000 compared to $252,000 for the quarter ended March 31, 2007. Total unearned compensation of $1,783,000 remains at March 31, 2008 compared to $1,776,000 at March 31, 2007. These costs will be charged to expense, amortized on a straight line basis, in future periods through 2012. The remaining weighted average life of the outstanding options is approximately 1.9 years.

The Fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. Estimates utilized in the calculation include the expected life of option, risk-free interest rate, and volatility and are further comparatively detailed below. We granted 125,000 stock options during the quarter ended March 31, 2008, and 20,000 during the quarter ended March 31, 2007. The fair value of all stock options outstanding was determined using the following weighted average assumptions:

	Three months ended March 31,
	2008	2007

Expected life of option	4.0 years	4.0 years
Risk-free interest rate	4.05%	4.91%
Expected Volatility	67%	59%

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

	Three months ended March 31,
	2008	2007

Balance at the beginning of the period	$212	$230
Accruals for warranties issued during the period	52	32
Settlements made during the period (in cash or in kind)	(74)	(62)
Balance at the end of the period	$190	$200

Reclassifications

Certain prior year information has been reclassified to conform to the current year presentation.

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

3. Equity Financing

On March 14, 2008, the company received an additional $9,436,000 in equity financing, net of expenses. The investment was made by several current Energy Focus shareholders, including four members of the Board of Directors. These investors agreed to an at-market purchase of approximately 3.1 million units for $3.205 per unit, based on the closing bid price of Energy Focus common shares on March 13, 2008 of $3.08. Each unit comprises one share of the company’s common stock, par value $0.0001 per share, and one warrant to purchase one share of the company’s common stock at an exercise price of $3.08 per share. The warrants are immediately separable from the units and immediately exercisable, and will expire five years after the date of their issuance. This additional financing is being used to fund working capital and perform additional research and development. The company received 100% of the funds from escrow on March 17, 2008. Among the investors were Ronald A. Casentini, John M. Davenport, John B. Stuppin and Philip Wolfson, all of whom are members of our Board of Directors and who invested approximately $100,000 in the aggregate.

4. Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost determined using the first-in, first-out cost method) or market and consist of the following (in thousands):

	March 31, 2008	December 31, 2007

Raw materials	$5,509	$5,965
Inventory Reserve	(993)	(713)
Finished goods	2,693	1,636
	$7,209	$6,888

5. Fixed Assets

Fixed assets are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets and consist of the following (in thousands):

	March 31, 2008	December 31, 2007

Equipment (useful life 5 years)	$8,796	$8,654
Tooling (useful life 2 – 5 years)	2,752	2,751
Furniture and fixtures (useful life 5 years)	226	225
Computer software (useful life 3 years)	424	417
Leasehold improvements (the shorter of useful or lease life)	1,639	1,576
	13,837	13,623
Less accumulated depreciation and amortization	(8,662)	(8,307)
	$5,175	$5,316

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

6. Bank Borrowings

The company’s bank line of credit in the United States is based on an agreement with Silicon Valley Bank dated August 15, 2005. It was amended on September 25, 2006, August 15, 2007, October 31, 2007, January 29, 2008, and again on March 14, 2008. This most recent amendment has extended the credit agreement through April 30, 2008. On April 30, 2008, the company reached an agreement with Silicon Valley Bank to extend the credit agreement through June 30, 2008. The company will use this extension to evaluate its cash reserves and determine a future course of action in regards to payment of its Silicon Valley Bank obligation. The total credit facility is for $5,000,000 and incorporates both a revolving line of credit as well as a term loan. The interest rate was 5.75% at March 31, 2008, and 7.75% at December 31, 2007. The rate is the same for both the term loan and line of credit in both periods. Borrowings under the Silicon Valley Agreement are collateralized by the company’s assets and intellectual property. Specific borrowings under the revolver are tied to accounts receivable, and the company is required to comply with certain covenants with respect to effective net worth and financial ratios. As of March 31, 2008, the company was in compliance with all covenant calculation. The company had borrowings under the revolving line of credit of $973,000 at March 31, 2008, and $973,000 at December 31, 2007. The revolving line of credit is a current liability. The company had total borrowings of $1,493,000 under the term loan portion of the agreement as of March 31, 2008, and $1,672,000 at December 31, 2007, which, according to the most recent amendment, has been classified as a current liability. The company pays an unused line fee of 0.25% against any unused daily balance during the year.

Through the company’s U.K. subsidiary, it maintains a bank overdraft facility of $496,000 (in U.K. pounds sterling, based on the exchange rate at March 31, 2008) under an agreement with Lloyds Bank Plc. There were no borrowings against this facility as of March 31, 2008, or December 31, 2007. The facility is renewed annually on January 1. The rate on the facility was 7.50% at March 31, 2008, and 7.75% at December 31, 2007.

Through the company’s German subsidiary, it maintains a credit facility under an agreement with Sparkasse Neumarkt Bank. This credit facility was put in place to finance the building of new offices in Berching, Germany, which are owned and occupied by the company’s German subsidiary. As of March 31, 2008, the company had borrowings of $384,000 (in Euros, based on the exchange rate at March 31, 2008) and $368,000 as of December 31, 2007 (in Euros, based on the exchange rate at December 31, 2007) against this credit facility. The interest rate was 5.49% at March 31, 2008, and 5.49% as of December 31, 2007. In addition, the company’s German subsidiary has a revolving line of credit for $237,000 (in Euros, based on the exchange rate at March 31, 2008) with Sparkasse Neumarkt Bank. As of March 31, 2008, there were borrowings against this facility of $224,000 (in Euros, based on the exchange rate at March 31, 2008), compared to $186,000 at December 31, 2007 (in Euros, based on the exchange rate at December 31, 2007). The revolving facility is renewed annually on January 1. Interest rates on this line of credit were 10.75% at March 31, 2008, and 10.75% at December 31, 2007. The $224,000 revolving line of credit is a current liability.

Future maturities of remaining borrowings are (in thousands):

Year Ending March 31,	U.S.A.	Germany	Total

2009	$2,466	$283	$2,749
2010	—	63	63
2011	—	66	66
2012	—	70	70
2013	—	74	74
2014 and Thereafter	—	52	52
Total Commitment	$2,466	$608	$3,074

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

7. Comprehensive Operations

Comprehensive income (loss) is defined as net income (loss) plus sales, expenses, gains and losses that, under generally accepted accounting principles, are included in comprehensive income (loss) but excluded from net income (loss). A separate statement of comprehensive loss has been presented with this report.

8. Segments and Geographic Information

The company has two primary product lines: the pool lighting product line and the commercial lighting line, each of which markets and sells fiber optic lighting products. The company markets its products for worldwide distribution primarily through independent sales representatives, distributors and swimming pool builders in North America, Europe and the Far East.

A summary of sales by geographic area is as follows (in thousands):

	Three months ended March 31,
	2008	2007

United States Domestic	$2,580	$3,288
Other countries	2,257	1,721
	$4,837	$5,009

A summary of sales by product line is as follows (in thousands):

	Three months ended March 31,
	2008	2007

Pool Lighting	$1,607	$2,481
Commercial Lighting	3,230	2,528
	$4,837	$5,009

A summary of long-lived geographic assets (fixed assets and goodwill) is as follows (in thousands):

	March 31,	December 31,
	2008	2007

United States Domestic	$7,413	$7,791
Germany	1,922	1,773
Other Countries	295	111
	$9,630	$9,675

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

9. Recent Accounting Pronouncements

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

10. Goodwill

Goodwill represents the excess of acquisition cost over the fair value of tangible and identified intangible net assets of the businesses acquired. The company has $4,455,000 in goodwill on its consolidated balance sheet as of March 31, 2008 and $4,359,000 at December 31, 2007. Goodwill is not amortized, but is subjected to an annual impairment test. When events or changes in circumstances indicate that assets may be impaired, an evaluation is performed comparing the estimated future undiscounted cash flows associated with the asset to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow is required. During the period ending March 31, 2008, no instances or events required any valuation or update.

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

11. Income Taxes

A full valuation allowance is recorded against the company’s U.S. and German deferred tax assets as management cannot conclude, based on available objective evidence, when the gross value of its deferred tax assets will be realized. The company accrues foreign tax expenses or benefits as these are incurred.

12. Commitments and Contingencies

At March 31, 2008, a letter of credit in the amount of $348,000 (in Euros, based on the exchange rate at March 31, 2008) was held by the company on behalf of Sparkasse Neumarkt Bank. The letter of credit would be drawn against the company’s line of credit facility with Silicon Valley Bank in the event of a default by the company’s German subsidiary, LBM, on its outstanding loan with Sparkasse Neumarkt Bank.

13. Related Party Transactions

The company entered into a consulting agreement with Jeffrey H. Brite, a member of its Board of Directors, effective date of November 1, 2004. This agreement ended upon the effective date of Jeffrey H. Brite’s resignation as a member of the Board of Directors effective March 7, 2007. As a consultant under this agreement, Mr. Brite assisted the company’s President and Vice President of Sales in identifying, contacting and making introductions to key building project personnel in a position to facilitate the purchase of the company’s products. In return, the company compensated Mr. Brite with the award of an option for the acquisition of up to 40,000 shares of its common stock at a per share exercise price of $7.23 and with annual aggregate cash payments of $50,000 paid in quarterly installments during each of the years 2005, 2006 and 2007. No expenses were recorded during the three months ended March 31, 2008, nor were any payments made to Mr. Brite. Payments in the first quarter of 2007 to Mr. Brite totaled $14,000.

Gensler Architecture, Design & Plannning, P.C., a New York Professional Corporation (“Gensler”) provides contract services to the company in the areas of fixture design and marketing, targeted at expanding the market for the company’s EFO™ products. Mr. Jeffrey Brite, an employee of Gensler, was a member of the company’s Board of Directors through March 7, 2007. The company entered into a three year consulting agreement with Gensler, effective December 15, 2004. Gensler has agreed to assist the company’s marketing group with matters of structure, procedure and practices as they relate to the design, real estate and procurement communities, and to advise the company on strategies to enhance its visibility and image within the design and construction community as a manufacturer of preferred technology. In return, the company compensated Gensler with a one-time cash payment in 2005 of $61,000 for services delivered in advance of the completion of the negotiation of the Consulting Agreement, $50,000 annual cash payments to be paid in quarterly installments of $13,000 in arrears for each of the calendar years 2005, 2006 and 2007, and a one-time option award to acquire up to 75,000 shares of the company’s common stock at a per share exercise price of $6.57. The company paid Gensler $13,000 in the first quarter of both 2008 and 2007.

On February 3, 2006, the company had entered into a consulting agreement with David Ruckert, a member of its Board of Directors. Additionally, Mr. Ruckert was granted options to purchase 32,000 shares of the company’s common stock. Stock expense incurred under FAS 123(R) related to these options was $7,000 for the quarter ending March 31,2008, and $7,000 for the quarter ending March 31, 2007. This agreement was terminated on June 30, 2007. Mr. Ruckert was paid $40,000 during the first quarter of 2007 under this agreement.

On October 19, 2007, the company entered into a management agreement with Barry Greenwald, General Manager of its Pool Lighting Division. Per this agreement, the company shall pay Mr. Greenwald nonrefundable amounts totaling $309,000 of additional compensation, of which $77,000 was paid on November 1, 2007. Upon Mr. Greenwald’s termination on January 17, 2008, the company incurred an expense of $232,000, of which $77,000 was paid on March 14, 2008. The balance of $155,000 will be paid in 36 monthly installments commencing on January 1, 2009 subject to certain conditions being met by Mr. Greenwald. In the event those conditions are not met by Mr. Greenwald, the remaining payments due Mr. Greenwald will be forfeited.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related notes included elsewhere in this report and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

RESULTS OF OPERATIONS

Net sales decreased 3% to $4,837,000 for the quarter ended March 31, 2008, as compared to the quarter ended March 31, 2007. The decrease was primarily a result of lower pool lighting sales due to the slowdown in housing starts, as well as a decrease in the sale of our traditional commercial lighting. These shortfalls were offset by higher EFO sales of $2,085,000 in the first quarter of 2008 compared to $1,132,000 in the first quarter of 2007. EFO sales in 2008 and 2007 include sales from EFO fiber optic lighting, EFO LED, EFO Controls, and EFO Government products. EFO fiber optic lighting sales in the first quarter of 2008 were $1,537,000. 2008 global sales are projected to increase significantly over 2007 sales primarily due to the projected doubling of EFO sales compared to 2007. However, the market for our products is highly dependent upon general economic conditions.

During the first quarter of 2008, $95,000 of revenue was recognized for statements of work delivered as a contractor to Science Applications International Corporation (“SAIC”) to provide technical services and analysis tools in support of SAIC’s internal research and development program to create and understand new methods for the design and analysis of solar cell concentrators. An additional $105,000 has been recorded as deferred revenue during the quarter, which will be reclassified to net sales as additional statements of work are completed over the life of the contract.

Gross profit was $1,244,000 in the first quarter of fiscal 2008, a 15% decrease compared to the same period in the prior year. The gross profit margin as a percentage of sales decreased from 29% for the first quarter of 2007 to 26% for the first quarter of 2008. We expect gross profit margins for the full 2008 year to improve compared to 2007, assuming general economic conditions remain consistent.

Research and development expenses were $917,000 in the first quarter of 2008, an increase of $434,000 compared with the first quarter of 2007. Gross expenses for research and development increased by 52% due to higher project costs, increased legal fees associated with patents, and a decrease in the amount of costs reclassified to cost of sales for government related sales. Our research and development expense are reduced by credits on a percentage of completion basis under a development contract with the Department of Energy (“DOE”) that was signed in 2007 for a total of $1,500,000. The gross research and development spending along with credits from government contracts is shown in the table:

	Three months ended March 31,
	2008	2007

Gross expenses for research and development	$1,020	$670
Deduct: credits from DARPA & DOE contracts	(103)	(187)
Net research and development expense	$917	$483

Sales and marketing expenses decreased by 10% to $2,362,000 in the first quarter of 2008 as compared to $2,620,000 for the same period in 2007. The decrease is a result of lower commissions due to lower sales and management’s efforts to reduce overall costs.

General and administrative expenses were $1,370,000 in the first quarter of 2008 and $1,078,000 in the first quarter of 2007. The increase is a result of higher professional and consultant fees related to audit, legal, and Sarbanes-Oxley compliance, as well as an increase in salaries and benefits.

We recorded a net loss of $3,449,000 in the first quarter of fiscal 2008 as compared to a net loss of $2,606,000 in the first quarter of fiscal 2007. The net loss in 2008 and 2007 was due primarily to soft sales in the first quarter in each period.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents

At March 31, 2008, our cash and cash equivalents were $14,838,000 as compared to $8,412,000 December 31, 2007, a net cash increase of $6,426,000 during the first three months of 2008. This compares to a net cash increase of $218,000 for the same period in 2007.

On March 14, 2008, we received an additional $9,436,000 in equity financing, net of expenses. The investment was made by several current Energy Focus shareholders, including four members of our Board of Directors. These investors agreed to an at-market purchase of approximately 3.1 million units for $3.205 per unit, based on the closing bid price of Energy Focus common shares on March 13, 2008 of $3.08. Each unit comprises one share of our common stock, par value $0.0001 per share, and one warrant to purchase one share of our common stock at an exercise price of $3.08 per share. The warrants are immediately separable from the units and immediately exercisable, and will expire five years after the date of their issuance. This additional financing is being used to fund working capital and perform additional research and development. The company received 100% of the funds from escrow on March 17, 2008. Among the investors were Ronald A. Casentini, John M. Davenport, John B. Stuppin and Philip Wolfson, all of whom are members of our Board of Directors and who invested approximately $100,000 in the aggregate.

Due to seasonality in the sales of our pool lighting products, our cash balances tend to decrease in the first half of the year and increase in the second half of the year. This is subject to the condition that the market for our products is highly dependent upon general economic conditions.

Cash was provided in the period ended March 31, 2008 by increases in accounts payable and accrued liabilities, offset by funding of inventory additions.

Cash provided by (used in) Investing Activities

Investing activities used cash of $121,000 during the first three months of 2008, compared to cash provided of $4,011,000 for the same period of 2007. During both periods, cash was used for the acquisition of fixed assets. The sale of short-term securities in 2007 provided cash to fund fixed asset purchases and operations.

Cash Provided by Financing Activities

Financing activities contributed $9,405,000 to cash during the first three months of 2008. This net contribution was due primarily to cash proceeds from issuances of common stock and warrants to purchase common stock for $9,436,000, proceeds of credit line borrowings for $923,000 and the exercise of warrants and employee stock options for $126,000. For the same period in 2007, financing activities, from the exercise of warrants and employee stock options, were $302,000. $1,080,000 of cash was used to pay down the credit line and short and long-term borrowings in the period ended March 31, 2008.

Our bank line of credit in the United States is based on an agreement with Silicon Valley Bank dated August 15, 2005. It was amended on September 25, 2006, August 15, 2007, October 31, 2007, January 29, 2008, and again on March 14, 2008. This most recent amendment has extended the credit agreement through April 30, 2008. On April 30, 2008, we reached an agreement with Silicon Valley Bank to extend the credit agreement an additional two months through June 30, 2008. We will use this extension to evaluate our cash reserves and determine a future course of action to take in regards to payment of our Silicon Valley Bank obligation. The total credit facility is for $5,000,000 and incorporates both a revolving line of credit as well as a term loan. The interest rate was 5.75% at March 31, 2008, and 7.75% at December 31, 2007. The rate is the same for both the term loan and line of credit in both periods. Borrowings under the Silicon Valley Agreement are collateralized by our assets and intellectual property. Specific borrowings under the revolver are tied to accounts receivable, and we are required to comply with certain covenants with respect to effective net worth and financial ratios. As of March 31, 2008, we were in compliance will all covenant calculations. We had borrowings under the revolving line of credit of $973,000 at March 31, 2008, and $973,000 at December 31, 2007. The revolving line of credit is a current liability. We had total borrowings of $1,493,000 under the term loan portion of the agreement as of March 31, 2008, and $1,672,000 at December 31, 2007, which, according to the most recent amendment, has been classified as a current liability. We pay an unused line fee of 0.25% against any unused daily balance during the year.

Through our U.K. subsidiary, we maintain a bank overdraft facility of $496,000 (in U.K. pounds sterling, based on the exchange rate at March 31, 2008) under an agreement with Lloyds Bank Plc. There were no borrowings against this facility as of March 31, 2008, or December 31, 2007. The facility is renewed annually on January 1. The rate on the facility was 7.50% at March 31, 2008, and 7.75% at December 31, 2007.

Through our German subsidiary, we maintain a credit facility under an agreement with Sparkasse Neumarkt Bank. This credit facility was put in place to finance the building of new offices in Berching, Germany, which are owned and occupied by our German subsidiary. As of March 31, 2008, we had borrowings of $384,000 (in Euros, based on the exchange rate at March 31, 2008) and $368,000 as of December 31, 2007 (in Euros, based on the exchange rate at December 31, 2007) against this credit facility. The interest rate was 5.49% at March 31, 2008, and 5.49% as of December 31, 2007. In addition, our German subsidiary has a revolving line of credit for $237,000 (in Euros, based on the exchange rate at March 31, 2008) with Sparkasse Neumarkt Bank. As of March 31, 2008, there were borrowings against this facility of $224,000 (in Euros, based on the exchange rate at March 31, 2008), compared to $186,000 at December 31, 2007 (in Euros, based on the exchange rate at December 31, 2007). The revolving facility is renewed annually on January 1. Interest rates on this line of credit were 10.75% at March 31, 2008, and 10.75% at December 31, 2007. The $224,000 revolving line of credit is a current liability.

We believe that our existing cash balances and funds available to us through our bank lines of credit together with funds that we anticipate generating from our operations, will be sufficient to finance our currently anticipated working capital requirements and capital expenditure requirements for the next twelve months.  However, a sudden increase in product demand requiring a significant increase in manufacturing capability, or unforeseen adverse competitive, economic or other factors may impact our cash position, and thereby affect operations.  From time to time, we may be required to raise additional funds through public or private financing, strategic relationships or other arrangements.  There can be no assurance that such funding, if needed, will be available on terms acceptable to us, or at all.  Furthermore, any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may require that we relinquish rights to certain of our technologies or products.  Failure to generate sufficient revenues or to raise capital when needed could have an adverse impact on our business, operating results and financial condition, as well as our ability to achieve intended business objectives.

CRITICAL ACCOUNTING POLICIES

The preparation of our financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies and the reported amounts of revenue and expenses in the financial statements. Material differences may result in the amount and timing of revenue and expenses if different judgments or different estimates were utilized. Critical accounting policies, judgments and estimates which we believe have the most significant impact on our financial statements include allowances for doubtful accounts, returns, warranties, valuation of inventories, and stock based compensation. For the detailed discussion of the application of policies critical to our business operations, see our Annual Report Form on 10-K for the year ended December 31, 2007.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (FAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This guidance applies only when other guidance requires or permits assets or liabilities to be measured at fair value; it does not expand the use of fair value in any new circumstances. FAS 157 will be effective for fiscal years beginning after November 15, 2007 (effective January 1, 2008, for the company). In February 2008, the FASB issued Staff Position FAS 157-1, which provides that FAS 157 does not apply under FAS 13, “Accounting for Leases,” and other accounting pronouncements that address fair value measurements for leases. In February 2008, the FASB also issued Staff Position FAS 157-2, which delays the effective date of FAS 157 for all nonfinancial assets and liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). For items within the scope of Staff Position FAS 157-2, the effective date will be for fiscal years beginning after November 15, 2008. Early adoption of FAS 157 for nonfinancial assets and liabilities within the scope of the new guidance is permitted. Management is evaluating the potential effect that this guidance may have on our overall financial position or results of operations.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (FAS 159). This guidance provides an option to selectively report financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. FAS No. 159 will be effective for fiscal years beginning after November 15, 2007 (effective January 1, 2008, for the company). We have elected to not apply this fair value option to any of its existing assets or liabilities. However, we may adopt this guidance for assets or liabilities in the future as permitted under FAS No. 159.

In December 2007, the FASB issued FAS No. 141(R), “Business Combinations” (FAS 141(R)).The new pronouncement requires the acquiring entity in a business combination to recognize only the assets acquired and liabilities assumed in a transaction (e.g., acquisition costs must be expensed when incurred), establishes the fair value at the date of acquisition as the initial measurement for all assets acquired and liabilities assumed, and requires expanded disclosures. FAS 141(R) will be effective for fiscal years beginning after December 15, 2008 (January 1, 2009, for us). Management is evaluating the potential effect that this guidance may have our overall financial position or results of operations.

In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (FAS 160). The new pronouncement requires all entities to report noncontrolling (minority) interests in subsidiaries as a component of shareholders’ equity. FAS No. 160 will be effective for fiscal years beginning after December 15, 2008 (January 1, 2009, for company). Early adoption is prohibited. Management is evaluating the potential effect that this guidance may have on our overall financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2008, we had $273,000 in cash held in foreign currencies based on the exchange rates at March 31, 2008. The balances for cash held overseas in foreign currencies are subject to exchange rate risk. We have a policy of maintaining cash balances in local currencies unless an amount of cash is occasionally transferred in order to repay inter-company debts.

As of March 31, 2008, we had borrowings of $224,000 (in Euros, based on the exchange rate at March 31, 2008) against a credit facility secured by real property owned by our German subsidiary. As of December 31, 2007, we had $186,000 (in Euros, based on the exchange rate at December 31, 2007) borrowed against this credit facility.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we become involved in ordinary routine litigation incidental to our business. Currently, we are not involved in any material litigation, and we do not anticipate becoming involved in any in the foreseeable future.

Item 1A. Risk Factors

There are no significant changes in risk factors from our Annual Report Form 10-K for the year ended December 31, 2007.

Item 6. Exhibits

Exhibit Number	Description of Documents

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2003 (18 U.S.C. §1350).
32.2	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2003 (18 U.S.C. §1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY FOCUS, INC.

Date: May 8, 2008	By:	/s/ Joseph G. Kaveski
Joseph G. Kaveski
Chief Executive Officer

	By:	/s/ Nicholas G. Berchtold
Nicholas G. Berchtold
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description of Documents
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2003 (18 U.S.C. §1350).
32.2	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2003 (18 U.S.C. §1350).