Form 10-Q
period 2008-06-30
ENERGY FOCUS, INC/DE
filed 2008-07-31
CIK 924168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008
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

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of June 30, 2008 was 14,832,130.

TABLE OF CONTENTS

Part I - FINANCIAL INFORMATION

Item 1	Financial Statements:

	a.	Condensed Consolidated Balance Sheets at June 30, 2008 (unaudited) and December 31, 2007	3

	b.	Condensed Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2008 and 2007 (unaudited)	4

	c.	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three Months and Six Months Ended June 30, 2008 and 2007 (unaudited)	5

	d.	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2008 and 2007 (unaudited)	6

	e.	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2	Management’s Discussion and Analysis of Results of Operations and Financial Condition		15

Item 3	Quantitative and Qualitative Disclosures About Market Risk		19

Item 4	Controls and Procedures		19

Part II - OTHER INFORMATION

Item 1	Legal Proceedings		21

Item 1A	Risk Factors		21

Item 6	Exhibits		21

	Signatures		22

	Exhibit Index		23

Item 1. Financial Statements

ENERGY FOCUS, INC.
CONDENSED
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,249	$8,412
Accounts receivable trade, net	4,588	3,698
Inventories, net	6,510	6,888
Prepaid and other current assets	395	381
Total current assets	23,742	19,379

Fixed assets, net	5,040	5,316
Goodwill, net	4,451	4,359
Other assets	120	59
Total assets	$33,353	$29,113

LIABILITIES
Current liabilities:
Accounts payable	$2,456	$2,265
Accrued liabilities	1,577	1,473
Deferred revenue	202	244
Credit line borrowings	328	1,159
Short-term bank borrowings	1,374	1,726
Total current liabilities	5,937	6,867
Other deferred liabilities	182	62
Deferred tax liabilities	332	252
Long-term bank borrowings	308	314
Total liabilities	6,759	7,495

SHAREHOLDERS’ EQUITY
Common stock	1	1
Additional paid-in capital	65,580	55,682
Accumulated other comprehensive income	981	815
Accumulated deficit	(39,968)	(34,880)
Total shareholders’ equity	26,594	21,618
Total liabilities and shareholders’ equity	$33,353	$29,113

The accompanying notes are an integral part of these financial statements.

ENERGY FOCUS, INC.
CONDENSED
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands except per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net sales	$7,616	$6,704	$12,453	$11,713
Cost of sales	5,173	4,424	8,766	7,963
Gross profit	2,443	2,280	3,687	3,750
Operating expenses:

Research and development	684	675	1,601	1,158
Sales and marketing	2,220	2,328	4,582	4,948
General and administrative	1,182	1,067	2,552	2,145
Restructure expense	—	89	—	89
Total operating expenses	4,086	4,159	8,735	8,340
Loss from operations	(1,643)	(1,879)	(5,048)	(4,590)
Other income (expense):
Other income/(expense)	30	35	32	42
Interest income/(expense)	14	40	8	139

Loss before income taxes	(1,599)	(1,804)	(5,008)	(4,409)
Provision for income taxes	(40)	(66)	(80)	(67)
Net loss	$(1,639)	$(1,870)	$(5,088)	$(4,476)

Net loss per share – basic and diluted	$(0.11)	$(0.16)	$(0.38)	$(0.39)

Shares used in computing net loss per share – basic and diluted	14,830	11,489	13,521	11,484

The accompanying notes are an integral part of these financial statements.

ENERGY FOCUS, INC.
CONDENSED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net loss	$(1,639)	$(1,870)	$(5,088)	$(4,476)

Other comprehensive income (loss)
Foreign currency translation adjustments	7	46	166	102
Net unrealized gain (loss) on securities	—	12	—	(9)

Comprehensive loss	$(1,632)	$(1,812)	$(4,922)	$(4,383)

The accompanying notes are an integral part of these financial statements.

ENERGY FOCUS, INC.
CONDENSED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(5,088)	$(4,476)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	621	642
Stock-based compensation	433	495
Unrealized gain (loss) from marketable securities	—	(9)
Provision for doubtful accounts receivable	(266)	17
Deferred taxes	80	96
Gain on disposal of fixed assets	1	—
Changes in assets and liabilities:
Accounts receivable	(583)	1,357
Inventories	466	(385)
Prepaid and other current assets	(13)	(301)
Other assets	(58)	20
Accounts payable	177	(1,595)
Deferred revenue	(41)	—
Accrued liabilities	213	54
Total adjustments	1,030	391
Net cash used in operating activities	(4,058)	(4,085)

Cash flows from investing activities:
Purchase of short-term investments	—	(37,090)
Sale of short-term investments	—	42,648
Acquisition of fixed assets	(298)	(281)
Net cash provided by (used in) investing activities	(298)	5,277

Cash flows from financing activities:
Cash proceeds from issuances of common stock, net	9,335	—
Cash proceeds from exercise of stock options	130	385
Proceeds from credit line borrowings	1,968	63
Payments of credit line borrowings	(2,813)	(58)
Proceeds from long-term borrowings	—	160
Payments of long-term bank borrowings	(358)	(360)
Net cash provided by financing activities	8,262	190

Effect of exchange rate changes on cash	(69)	(113)

Net increase in cash and cash equivalents	3,837	1,269
Cash and cash equivalents, beginning of period	8,412	3,705
Cash and cash equivalents, end of period	$12,249	$4,974

The accompanying notes are an integral part of these financial statements.

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

1. Nature of Operations

Energy Focus, Inc. (“the company”) develops, manufactures, and markets lighting-based energy savings solutions to its customer base using its proprietary fiber optic and LED technologies for commercial lighting and swimming pool lighting applications. The company markets its products for worldwide distribution primarily through independent sales representatives, distributors, and swimming pool builders.

2. Summary of Significant Accounting Policies

Basis of Presentation
The consolidated financial statements (“financial statements”) include the accounts of the company and its subsidiaries, Crescent Lighting Limited located in the United Kingdom and LBM Lichtleit-Fasertechnik located in Germany. All significant inter-company balances and transactions have been eliminated.

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

Year-end Balance Sheet
The year-end balance sheet information was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the company’s audited financial statements and notes thereto for the year ended December 31, 2007, contained in the company’s 2007 Annual Report on Form 10-K, as amended (the “Annual Report on Form 10-K for the year ended December 31, 2007”).

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

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

A reconciliation of the numerator and denominator of basic and diluted loss per share is provided as follows (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Numerator - net loss	$(1,639)	$(1,870)	$(5,088)	$(4,476)
Denominator - basic and diluted weighted
average shares outstanding	14,830	11,489	13,521	11,484
Basic and diluted net loss per share	$(0.11)	$(0.16)	$(0.38)	$(0.39)

At June 30, 2008, options and warrants to purchase 5,106,000 shares of common stock were outstanding, but were not included in the calculation of diluted loss per share because their inclusion would have been anti-dilutive. Options and warrants to purchase 1,723,000 shares of common stock were outstanding at June 30, 2007, but were not included in the calculation of diluted loss per share because their inclusion would have been anti-dilutive.

Stock- Based Compensation

The company’s stock-based compensation plans are described in detail in the Annual Report on Form 10-K for the year ended December 31, 2007.

For the three month and six month periods ended June 30, 2008, the company recorded stock based compensation expense of $214,000 and $433,000, respectively, compared to $243,000 and $495,000 for same periods ended June 30, 2007. Total unearned compensation of $1,363,000 remains at June 30, 2008 compared to $1,820,000 at June 30, 2007. These costs will be charged to expense and amortized on a straight-line basis in future periods through 2012. The remaining weighted average life of the outstanding options is approximately 2.0 years.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. Estimates utilized in the calculation include the expected life of option, risk-free interest rate, and volatility and are further comparatively detailed below. The company granted 200,000 options during the quarter ended June 30, 2008, and 100,000 options during the quarter ended June 30, 2007. The fair value of all stock options granted during the six months ended June 30, 2008 was determined using the following weighted average assumptions:

	Six months ended June 30,
	2008	2007

Expected life of option	4.0 years	4.0 years
Risk free interest rate	2.83%	4.75%
Expected volatility	66%	56%

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

Product Warranties

The company warrants finished goods against defects in material and workmanship under normal use and service for periods of one to three years for illuminators and fiber. Settlement costs consist of actual amounts expensed for warranty services which are largely a result of third party service calls, and the costs of replacement products. A liability for the estimated future costs under product warranties is maintained for products outstanding under warranty and is included in accrued liabilities. The warranty activity for the respective period is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Balance at the beginning of the period	$190	$200	$212	$230
Accruals for warranties issued during the period	85	136	138	169
Settlements made during the period (in cash or in kind)	(85)	(124)	(160)	(187)
Balance at the end of the period	$190	$212	$190	$212

Reclassifications

Certain prior year information has been reclassified to conform to the current year presentation.

3. Equity Financing

On March 14, 2008, the company received an additional $9,335,000 in equity financing, net of expenses. The investment was made by several current Energy Focus shareholders, including four members of the Board of Directors. These investors agreed to an at-market purchase of approximately 3.1 million units for $3.205 per unit, based on the closing bid price of Energy Focus common shares on March 13, 2008 of $3.08. Each unit comprised one share of the company’s common stock, par value $0.0001 per share, and one warrant to purchase one share of the company’s common stock at an exercise price of $3.08 per share. The warrants were immediately separable from the units, immediately exercisable, and will expire on March 14, 2013. This additional financing is being used to fund working capital requirements and perform additional research and development. The company received 100% of the funds from escrow on March 17, 2008. Among the investors were Ronald A. Casentini, John M. Davenport, John B. Stuppin and Philip Wolfson, all of whom were members of the company’s Board of Directors at the time, and who invested approximately $100,000 in the aggregate.

4. Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost determined using the first-in, first-out cost method) or market and consist of the following (in thousands):

	June 30,	December 31,
	2008	2007

Raw materials	$4,899	$5,965
Inventory reserve	(776)	(713)
Finished goods	2,387	1,636
	$6,510	$6,888

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

5. Fixed Assets

Fixed assets are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets and consist of the following (in thousands):

	June 30,	December 31,
	2008	2007

Equipment (useful life 5 years)	$8,827	$8,654
Tooling (useful life 2-5 years)	2,752	2,751
Furniture and fixtures (useful life 5 years)	226	225
Computer software (useful life 3 years)	472	417
Leasehold improvements (the shorter of useful or lease life)	1,726	1,576
	14,003	13,623
Less accumulated depreciation and amortization	(8,963)	(8,307)
	$5,040	$5,316

6. Bank Borrowings

The company’s bank line of credit in the United States is based on an agreement with Silicon Valley Bank dated August 15, 2005. It was recently amended on January 29, 2008, March 14, 2008, April 30, 2008, and again on July 25, 2008. This most recent amendment has extended the credit agreement through September 15, 2008. The company will use this extension to evaluate its cash reserves and determine a future course of action in regards to payment of its Silicon Valley Bank obligation. The total credit facility is for $5,000,000 and incorporates both a revolving line of credit and term loan. The interest rate was 7.00% at June 30, 2008, and 7.75% at December 31, 2007. The rate is the same for both the term loan and line of credit in both periods. Borrowings under the Silicon Valley Agreement are collateralized by the company’s assets and intellectual property. Specific borrowings under the revolver are tied to accounts receivable, and the company is required to comply with certain covenants with respect to effective net worth and financial ratios. As of June 30, 2008, the company was in compliance with all covenant requirements. The company had borrowings under the revolving line of credit of $160,000 at June 30, 2008, and $973,000 at December 31, 2007. The revolving line of credit is recorded as a current liability. The company had total borrowings of $1,314,000 under the term loan portion of the agreement as of June 30, 2008, and $1,672,000 at December 31, 2007, which, according to a recent amendment, has been classified as a current liability. The company pays an unused line fee of 0.25% against any unused daily balance during the year.

Through the company’s U.K. subsidiary, it maintains a bank overdraft facility of $498,000 (in U.K. pounds sterling, based on the exchange rate at June 30, 2008) under an agreement with Lloyds Bank Plc. There were no borrowings against this facility as of June 30, 2008, or December 31, 2007. The facility is renewed annually on January 1. The rate on the facility was 7.50% at June 30, 2008, and 7.75% at December 31, 2007.

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

Through the company’s German subsidiary, it maintains a credit facility under an agreement with Sparkasse Neumarkt Bank. This credit facility was put in place to finance the building of new offices in Berching, Germany, which are owned and occupied by the company’s German subsidiary. As of June 30, 2008, the company had borrowings of $368,000 (in Euros, based on the exchange rate at June 30, 2008) and $368,000 as of December 31, 2007 (in Euros, based on the exchange rate at December 31, 2007) against this credit facility. The interest rate was 5.49% at June 30, 2008, and 5.49% as of December 31, 2007. In addition, the company’s German subsidiary has a revolving line of credit for $236,000 (in Euros, based on the exchange rate at June 30, 2008) with Sparkasse Neumarkt Bank. As of June 30, 2008, there were borrowings against this facility of $168,000 (in Euros, based on the exchange rate at June 30, 2008), compared to $186,000 at December 31, 2007 (in Euros, based on the exchange rate at December 31, 2007). The revolving facility is renewed annually on January 1. Interest rates on this line of credit were 10.75% at June 30, 2008, and 10.75% at December 31, 2007. The $168,000 revolving line of credit is a current liability.

Future maturities of remaining borrowings are (in thousands):

Through June 30,	U.S.A.	Germany	Total

2009	$1,474	$228	$1,702
2010	—	63	63
2011	—	68	68
2012	—	70	70
2013	—	74	74
2014 and Thereafter	—	33	33
Total Commitment	$1,474	$536	$2,010

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

A summary of sales by geographic area is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

United States Domestic	$4,447	$4,491	$7,027	$7,779
Other Countries	3,169	2,213	5,426	3,934
	$7,616	$6,704	$12,453	$11,713

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

Geographic sales are categorized based on the location of the customer to whom the sales are made.

A summary of sales by product line is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Pool Lighting	$2,740	$3,621	$4,347	$6,102
Commercial Lighting	4,876	3,083	8,106	5,611
	$7,616	$6,704	$12,453	$11,713

A summary of long-lived geographic assets (fixed assets and goodwill) is as follows (in thousands):

	June 30,	December 31,
	2008	2007

United States Domestic	$7,320	$7,791
Germany	1,903	1,773
Other Countries	268	111
	$9,491	$9,675

9. Recent Accounting Pronouncements

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (FAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This guidance applies only when other guidance requires or permits assets or liabilities to be measured at fair value; it does not expand the use of fair value in any new circumstances. FAS 157 will be effective for fiscal years beginning after November 15, 2007 (effective January 1, 2008, for the company). In February 2008, the FASB issued Staff Position FAS 157-1, which provides that FAS 157 does not apply under FAS 13, “Accounting for Leases,” and other accounting pronouncements that address fair value measurements for leases. In February 2008, the FASB also issued Staff Position FAS 157-2, which delays the effective date of FAS 157 for all nonfinancial assets and liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). For items within the scope of Staff Position FAS 157-2, the effective date will be for fiscal years beginning after November 15, 2008. Early adoption of FAS 157 for non-financial assets and liabilities within the scope of the new guidance is permitted. The adoption for financial assets did not have a material effect. Management is evaluating the potential effect that this guidance may have on the company’s financial position or results of operations as it relates to non-financial assets.

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

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

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

10. Goodwill

Goodwill represents the excess of acquisition cost over the fair value of tangible and identified intangible net assets of the businesses acquired. The company has $4,451,000 in goodwill on its consolidated balance sheet as of June 30, 2008 and $4,359,000 at December 31, 2007. The change in value is based solely upon the change in exchange rates between the two periods under review. Goodwill is not amortized, but is subject to an annual impairment test. When events or changes in circumstances indicate that assets may be impaired, an evaluation is performed comparing the estimated future undiscounted cash flows associated with the asset to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow is required. During the period ending June 30, 2008, no instances or events required any valuation or update.

11. Income Taxes

A full valuation allowance is recorded against the company’s United States and German deferred tax assets as management cannot conclude, based on available objective evidence, when the gross value of its deferred tax assets will be realized. The company accrues foreign tax expenses or benefits as these are incurred.

12. Commitments and Contingencies

At June 30, 2008, a letter of credit in the amount of $346,000 (in Euros, based on the exchange rate at June 30, 2008) was held by the company on behalf of Sparkasse Neumarkt Bank. The letter of credit would be drawn against the company’s line of credit facility with Silicon Valley Bank in the event of a default by the company’s German subsidiary, LBM, on its outstanding loan with Sparkasse Neumarkt Bank.

13. Related Party Transactions

The company entered into a consulting agreement with Jeffrey H. Brite, a member of its Board of Directors, with an effective date of November 1, 2004. This agreement ended upon the effective date of Jeffrey H. Brite’s resignation as a member of the Board of Directors, March 7, 2007. As a consultant under this agreement, Mr. Brite assisted the company’s President and Vice President of Sales in identifying, contacting and making introductions to key building project personnel in a position to facilitate the purchase of the company’s products. In return, the company compensated Mr. Brite with the award of an option for the acquisition of up to 40,000 shares of its common stock at a per share exercise price of $7.23 and with annual aggregate cash payments of $50,000 paid in quarterly installments during each of the years 2005, 2006 and 2007. No expenses were recorded during the three and six months ended June 30, 2008, nor were any payments made to Mr. Brite. Payments in the first quarter of 2007 to Mr. Brite totaled $14,000, with no payments being made in the second quarter of 2007.

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

Gensler Architecture, Design & Planning, P.C., a New York Professional Corporation (“Gensler”), provides contract services to the company in the areas of fixture design and marketing, targeted at expanding the market for the company’s EFO™ products. Mr. Jeffrey Brite, an employee of Gensler, was a member of the company’s Board of Directors through March 7, 2007. The company entered into a three year consulting agreement with Gensler, effective December 15, 2004. Gensler agreed to assist the company’s marketing group with matters of structure, procedure and practices as they relate to the design, real estate and procurement communities, and advise the company on strategies to enhance its visibility and image within the design and construction community as a manufacturer of preferred technology. In return, the company compensated Gensler with a one-time cash payment in 2005 of $61,000 for services delivered in advance of the completion of the negotiation of the Consulting Agreement, $50,000 annual cash payments paid in quarterly installments of approximately $13,000 in arrears for each of the calendar years 2005, 2006 and 2007, and a one-time option award to acquire up to 75,000 shares of the company’s common stock at a per share exercise price of $6.57. The company paid Gensler $13,000 in the first quarter of both 2008 and 2007, and $13,000 in the second quarter of 2007. No payments were made to Gensler in the second quarter of 2008.

On February 3, 2006, the company had entered into a consulting agreement with David Ruckert, a member of its Board of Directors. This agreement was terminated on June 30, 2007. Under this agreement, Mr. Ruckert was paid $23,000 and $69,000 for the three and six months ending June 30, 2007, respectively. Additionally, Mr. Ruckert was granted options to purchase 32,000 shares of the company’s common stock. Stock expense incurred under FAS 123(R) related to these options was $7,000 and $15,000 for the three and six months ending June 30, 2008, respectively, and $7,000 and $15,000 for the three and six months ending June 30, 2007, respectively.

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

RESULTS OF OPERATIONS

Net sales increased 14% to $7,616,000 for the quarter ended June 30, 2008, as compared to the same quarter a year ago. The increase was primarily a result of a $1,105,000 increase in net sales by our European subsidiaries overcoming a $881,000 decrease in pool lighting sales. Additionally, government sales were $534,000 for the quarter ended June 30, 2008, as compared to $14,000 for the same quarter a year ago. Net sales increased 6% to $12,453,000 for the six months ended June 30, 2008, as compared to the six months ended June 30, 2007. The increase was primarily a result of a $1,688,000 increase in nets sales by our European subsidiaries, as well as a $525,000 increase in government sales. These increases were offset by continued declines in pool lighting sales. Management is actively engaged in penetrating new pool lighting market channels.

EFO sales were $4,027,000 in the second quarter of 2008, or 53% of total net sales, compared to $1,477,000, or 22% of total net sales, in the second quarter of 2007. Through June 30, 2008, EFO sales were $6,112,000, or 49% of total net sales, compared to $2,609,000, or 22% of total net sales, through June 30, 2007. EFO sales in 2008 and 2007 include sales from EFO fiber optic lighting, EFO LED, EFO Controls, and EFO Government products. EFO fiber optic lighting sales in the second quarter of 2008 were $2,054,000 and $3,591,000 through the six months ended June 30, 2008. 2008 global sales are projected to increase significantly over 2007 primarily due to the projected doubling of EFO sales compared to 2007. However, the market for our products is highly dependent upon general economic conditions.

During the quarter ended June 30, 2008, $415,000 of revenue was recognized resulting from the delivery of certain milestones to E.I. DuPont de Nemours and Company as a part of the Very High Efficiency Solar Cell (“VHESC”) Consortium being funded by the Defense Advanced Research Project Agency (“DARPA”). Also during the quarter, $105,000 of revenue was recognized for statements of work as a contractor to Science Applications International Corporation (“SAIC”) to provide technical services and analysis tools in support of SAIC’s internal research and development program to create and understand new methods for the design and analysis of solar cell concentrators.

Gross profit was $2,443,000 in the second quarter of 2008, a 7% increase compared to the same period in the prior year. Gross profit was $3,687,000 for the six months ended June 30, 2008, a 2% decrease as compared to the six months ended June 30, 2007. The gross profit margin as a percentage of sales decreased from 34% for the second quarter of 2007 to 32% for the second quarter of 2008, and decreased from 32% for the six months ended June 30, 2007 to 30% for the six months ended June 30, 2008. We expect gross profit margins to improve over the remainder of 2008 due to increased sales in new market channels, price increases in existing market channels, the introduction of new, higher margin products, and ongoing cost reduction initiatives being enacted on a global basis.

Research and development expenses were $684,000 in the second quarter of fiscal 2008, an increase of $9,000 compared with the second quarter of fiscal 2007. Gross research and development expenses for the second quarter of 2008 increased by 14%, as compared to the same period in the prior year. Gross research and development expenses for the six months ended June 30, 2008 increased by 30% as compared to the six months ended June 30, 2007. These increases were due to increased salaries and wages, project related expense, and legal fees related to intellectual property. Our research and development expenses are reduced on a percentage-of-completion basis under development contracts with the Department of Energy (“DOE”) that were signed in 2007, for a total of $1,500,000. Through June 30, 2008, net research and development expenses are $1,601,000 compared to $1,158,000 through June 30, 2007. The gross and net research and development spending along with credits from government contracts is shown in the following table (in thousands):

	Three months		Six months
	ended June 30,		ended June 30,
	2008	2007	2008	2007

Gross expenses for research and development	$981	$864	$2,001	$1,534
Deduct: credits from DOE contracts	(297)	(189)	(400)	(376)
Net research and development expense	$684	$675	$1,601	$1,158

Sales and marketing expenses decreased by 5% to $2,220,000 in the second quarter of fiscal 2008 as compared to $2,328,000 for the same period in fiscal 2007. Sales and marketing expenses decreased by 7% to $4,582,000 in the first six months of 2008 as compared to the same period in 2007. These decreases are a result of lower salaries and wages and associated with reorganization within the sales and marketing organization designed to increase sales effectiveness and efficiencies.

General and administrative expenses were $1,182,000 in the second quarter of fiscal 2008, an increase of $115,000 or 11% from 2007. General and administrative expenses were $2,552,000 for the first six months of 2008 compared to $2,145,000 for the same period in 2007. These increases are a result of higher professional and consulting fees related to audit, legal, and Sarbanes-Oxley compliance, as well as an increase in salaries and benefits.

We recorded a net loss of $1,639,000 in the second quarter of fiscal 2008 as compared to a net loss of $1,870,000 in the second quarter of fiscal 2007, a decrease of 12%. Net losses for the six months ending June 30, 2008 were $5,088,000 compared to losses of $4,476,000 for the first six months of 2007, an increase of 14%.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents

At June 30, 2008, our cash and cash equivalents were $12,249,000 as compared to $8,412,000 at December 31, 2007, a net cash increase of $3,837,000 during the first six months of 2008. This compares to a net cash increase of $1,269,000 for the same period in 2007.

On March 14, 2008, we received an additional $9,335,000 in equity financing, net of expenses. The investment was made by several current Energy Focus shareholders, including four members of our Board of Directors. These investors agreed to an at-market purchase of approximately 3.1 million units for $3.205 per unit, based on the closing bid price of Energy Focus common shares on March 13, 2008 of $3.08. Each unit comprised one share of our common stock, par value $0.0001 per share, and one warrant to purchase one share of our common stock at an exercise price of $3.08 per share. The warrants were immediately separable from the units, immediately exercisable, and will expire March 14, 2013. This additional financing is being used to fund working capital requirements and perform additional research and development. The company received 100% of the funds from escrow on March 17, 2008. Among the investors were Ronald A. Casentini, John M. Davenport, John B. Stuppin and Philip Wolfson, all of whom were members of our Board of Directors at the time, and who invested approximately $100,000 in the aggregate.

Cash used in Operating Activities

Operating activities primarily consist of net loss adjusted by non-cash items including depreciation, amortization, stock-based compensation, and the effect of changes in working capital. Cash decreased during the six month ended June 30, 2008 by a net loss of $5,088,000, compared to a net loss of $4,476,000 for the comparable period in 2007. Net cash used by operating activities was $4,058,000 for the six months ended June 30, 2008, as compared to $4,085,000 in six months ended June 30, 2007.

Cash provided by (used in) Investing Activities

Investing activities used cash of $298,000 during the first six months of 2008, compared providing cash of $5,277,000 for the same period of 2007. During both periods, cash was used for the acquisition of fixed assets. The sale of short-term securities in 2007 provided cash to fund fixed asset purchases and operations.

Cash provided by (used in) Financing Activities

Financing activities contributed $8,262,000 to cash during the first six months of 2008. This net contribution was due primarily to cash proceeds from issuances of common stock and warrants to purchase common stock for $9,335,000, proceeds of credit line borrowings of $1,968,000, and the exercise of warrants and employee stock options for $130,000. For the same period in 2007, financing activities from the exercise of warrants and employee stock options were $385,000. $3,171,000 of cash was used to pay short and long-term borrowings in the six month period ended June 30, 2008, compared to $418,000 during the same period in 2007.

Our bank line of credit in the United States is based on an agreement with Silicon Valley Bank dated August 15, 2005. It was amended recently on January 29, 2008, March 14, 2008, April 30, 2008, and again on July 25, 2008. This most recent amendment has extended the credit agreement through September 15, 2008. We will use this extension to evaluate our cash reserves and determine a future course of action in regards to payment of our Silicon Valley Bank obligation. The total credit facility is for $5,000,000 and incorporates both a revolving line of credit and term loan component. The interest rate was 7.00% at June 30, 2008, and 7.75% at December 31, 2007. The rate is the same for both the term loan and line of credit in both periods. Borrowings under the Silicon Valley Agreement are collateralized by our assets and intellectual property. Specific borrowings under the revolver are tied to accounts receivable, and we are required to comply with certain covenants with respect to effective net worth and financial ratios. As of June 30, 2008, we were in compliance with all covenant requirements. We had borrowings under the revolving line of credit of $160,000 at June 30, 2008, and $973,000 at December 31, 2007. The revolving line of credit is recorded as a current liability. We had total borrowings of $1,314,000 under the term loan portion of the agreement as of June 30, 2008, and $1,672,000 at December 31, 2007, which, according to the most recent amendment, has been classified as a current liability. We pay an unused line fee of 0.25% against any unused daily balance during the year.

Through our U.K. subsidiary, we maintain a bank overdraft facility of $498,000 (in U.K. pounds sterling, based on the exchange rate at June 30, 2008) under an agreement with Lloyds Bank Plc. There were no borrowings against this facility as of June 30, 2008, or December 31, 2007. The facility is renewed annually on January 1. The rate on the facility was 7.50% at June 30, 2008, and 7.75% at December 31, 2007.

Through our German subsidiary, we maintain a credit facility under an agreement with Sparkasse Neumarkt Bank. This credit facility was put in place to finance the building of new offices in Berching, Germany, which are owned and occupied by our German subsidiary. As of June 30, 2008, we had borrowings of $368,000 (in Euros, based on the exchange rate at June 30, 2008) and $368,000 as of December 31, 2007 (in Euros, based on the exchange rate at December 31, 2007) against this credit facility. The interest rate was 5.49% at June 30, 2008, and 5.49% as of December 31, 2007. In addition, our German subsidiary has a revolving line of credit for $236,000 (in Euros, based on the exchange rate at June 30, 2008) with Sparkasse Neumarkt Bank. As of June 30, 2008, there were borrowings against this facility of $168,000 (in Euros, based on the exchange rate at June 30, 2008), compared to $186,000 at December 31, 2007 (in Euros, based on the exchange rate at December 31, 2007). The revolving facility is renewed annually on January 1. Interest rates on this line of credit were 10.75% at June 30, 2008, and 10.75% at December 31, 2007. The $168,000 revolving line of credit is a current liability.

We believe that our existing cash balances and funds available to us through our bank lines of credit together with funds that we anticipate to generate from our operations, will be sufficient to finance our currently anticipated working capital requirements and capital expenditure requirements for the next twelve months.  However, a sudden increase in product demand requiring a significant increase in manufacturing capability, or unforeseen adverse competitive, economic or other factors may impact our cash position, and thereby affect operations.  From time to time, we may be required to raise additional funds through public or private financing, strategic relationships or other arrangements.  There can be no assurance that such funding, if needed, will be available on terms acceptable to us, or at all.  Furthermore, any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may require that we relinquish rights to certain of our technologies or products.  Failure to generate sufficient revenues or to raise capital when needed could have a diverse impact on our business, operating results, and financial condition, as well as our ability to achieve intended business objectives.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (FAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This guidance applies only when other guidance requires or permits assets or liabilities to be measured at fair value; it does not expand the use of fair value in any new circumstances. FAS 157 will be effective for fiscal years beginning after November 15, 2007 (effective January 1, 2008, for the company). In February 2008, the FASB issued Staff Position FAS 157-1, which provides that FAS 157 does not apply under FAS 13, “Accounting for Leases,” and other accounting pronouncements that address fair value measurements for leases. In February 2008, the FASB also issued Staff Position FAS 157-2, which delays the effective date of FAS 157 for all nonfinancial assets and liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). For items within the scope of Staff Position FAS 157-2, the effective date will be for fiscal years beginning after November 15, 2008. Early adoption of FAS 157 for nonfinancial assets and liabilities within the scope of the new guidance is permitted. The adoption for financial assets did not have a material effect. Management is evaluating the potential effect that this guidance may have on our financial position or results of operations as it relates to non-financial assets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2008, we had $356,000 in cash held in foreign currencies based on the exchange rates at June 30, 2008. The balances for cash held overseas in foreign currencies are subject to exchange rate risk. We have a policy of maintaining cash balances in local currencies unless an amount of cash is occasionally transferred in order to repay inter-company debts.

As of June 30, 2008, we had borrowings of $168,000 (in Euros, based on the exchange rate at June 30, 2008) against a credit facility secured by real property owned by our German subsidiary. As of December 31, 2007, we had $186,000 (in Euros, based on the exchange rate at December 31, 2007) borrowed against this credit facility.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management has recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet, and management believes they meet, reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily has been required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Any design of disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures have been effective to ensure that material information relating to us, including our consolidated subsidiaries, has been made known to them by others within those entities.

(b)	Changes in internal control over financial reporting.

There were no known changes within our financial reporting internal control environment (as defined in Rule 13a-15(f) under the Exchange Act) identified during the second quarter which materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ENERGY FOCUS, INC.

Date: July 31, 2008	By:	/s/ Joseph G. Kaveski
Joseph G. Kaveski
Chief Executive Officer

	By:	/s/ Nicholas G. Berchtold
Nicholas G. Berchtold
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description of Documents
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Statement of Chief Executive Officer under Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. §1350).
32.2	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).