Form 10-Q
period 2008-09-30
ENERGY FOCUS, INC/DE
filed 2008-11-07
CIK 924168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of October 31, 2008 was 14,832,130.

TABLE OF CONTENTS

Part I - FINANCIAL INFORMATION

Item 1	Financial Statements:

	a.	Condensed Consolidated Balance Sheets at September 30, 2008 (unaudited) and December 31, 2007	3

	b.	Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2008 and 2007 (unaudited)	4

	c.	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three Months and Nine Months Ended September 30, 2008 and 2007 (unaudited)	5

	d.	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2008 and 2007 (unaudited)	6

	e.	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations		15

Item 3	Quantitative and Qualitative Disclosures About Market Risk		20

Item 4	Controls and Procedures		20

Part II - OTHER INFORMATION

Item 1	Legal Proceedings		21

Item 1A	Risk Factors		21

Item 6	Exhibits		21

	Signatures		22

	Exhibit Index		23

Item 1. Financial Statements

ENERGY FOCUS, INC.
CONDENSED
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,443	$8,412
Accounts receivable trade, net	3,724	3,698
Inventories, net	6,423	6,888
Prepaid and other current assets	302	381
Total current assets	22,892	19,379

Fixed assets, net	4,707	5,316
Goodwill, net	4,318	4,359
Other assets	103	59
Total assets	$32,020	$29,113

LIABILITIES
Current liabilities:
Accounts payable	$2,319	$2,265
Accrued liabilities	1,843	1,473
Deferred revenue	244	244
Credit line borrowings	1,063	1,159
Current portion of long-term bank borrowings	1,189	1,726
Total current liabilities	6,658	6,867
Other deferred liabilities	62	62
Deferred tax liabilities	372	252
Long-term bank borrowings	262	314
Total liabilities	7,354	7,495

SHAREHOLDERS’ EQUITY
Common stock	1	1
Additional paid-in capital	65,715	55,682
Accumulated other comprehensive income	502	815
Accumulated deficit	(41,552)	(34,880)
Total shareholders’ equity	24,666	21,618
Total liabilities and shareholders’ equity	$32,020	$29,113

The accompanying notes are an integral part of these financial statements.

ENERGY FOCUS, INC.
CONDENSED
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands except per share amounts)
(unaudited)

	Three months		Nine months
	ended September 30,		ended September 30,
	2008	2007	2008	2007
Net sales	$6,357	$5,745	$18,810	$17,458
Cost of sales	4,047	3,757	12,813	11,720
Gross profit	2,310	1,988	5,997	5,738
Operating expenses:

Research and development	569	805	2,170	1,963
Sales and marketing	2,118	2,390	6,700	7,338
General and administrative	1,198	1,668	3,750	3,813
Restructure expense	—	308	—	397
Total operating expenses	3,885	5,171	12,620	13,511
Loss from operations	(1,575)	(3,183)	(6,623)	(7,773)
Other income (expense):
Other income/(expense)	(14)	35	18	77
Interest income	45	51	53	190

Loss before income taxes	(1,544)	(3,097)	(6,552)	(7,506)
Provision for income taxes	(40)	(78)	(120)	(145)
Net loss	$(1,584)	$(3,175)	$(6,672)	$(7,651)

Net loss per share – basic and diluted	$(0.11)	$(0.28)	$(0.48)	$(0.67)

Shares used in computing net loss per share – basic and diluted	14,832	11,501	13,950	11,467

The accompanying notes are an integral part of these financial statements.

ENERGY FOCUS, INC.
CONDENSED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands)
(unaudited)

	Three months		Nine months
	ended September 30,		ended September 30,
	2008	2007	2008	2007
Net loss	$(1,584)	$(3,175)	$(6,672)	$(7,651)

Other comprehensive income (loss)
Foreign currency translation adjustments	(479)	223	(313)	325
Net unrealized loss on securities	—	(1)	—	(10)

Comprehensive loss	$(2,063)	$(2,953)	$(6,985)	$(7,336)

 The accompanying notes are an integral part of these financial statements.

ENERGY FOCUS, INC.
CONDENSED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Nine months ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(6,672)	$(7,651)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	932	932
Stock-based compensation	568	697
Unrealized loss from marketable securities	—	(10)
Deferred taxes	120	120
Gain on disposal of fixed assets	1	—
Changes in assets and liabilities:
Accounts receivable	(164)	2,460
Inventories	327	(127)
Prepaid and other current assets	74	(40)
Other assets	(51)	(3)
Accounts payable	109	(2,221)
Accrued liabilities	424	184
Total adjustments	2,340	1,992
Net cash used in operating activities	(4,332)	(5,659)

Cash flows from investing activities:
Purchase of short-term investments	—	(37,090)
Sale of short-term investments	—	42,626
Acquisition of fixed assets	(349)	(244)
Net cash (used in) provided by investing activities	(349)	5,292

Cash flows from financing activities:
Cash proceeds from issuances of common stock, net	9,335	—
Cash proceeds from exercise of stock options	130	630
Proceeds from credit line borrowings	3,712	76
Payments of credit line borrowings	(3,808)	(61)
Proceeds from long-term borrowings	—	160
Payments of long-term bank borrowings	(537)	(554)
Net cash provided by financing activities	8,832	251

Effect of exchange rate changes on cash	(120)	92

Net increase (decrease) in cash and cash equivalents	4,031	(24)
Cash and cash equivalents, beginning of period	8,412	3,705
Cash and cash equivalents, end of period	$12,443	$3,681

The accompanying notes are an integral part of these financial statements.

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

1. Nature of Operations

Energy Focus, Inc. (“the company”) develops, manufactures, and markets lighting-based energy savings solutions to its customer base using its proprietary fiber optic and LED technologies for commercial lighting and swimming pool lighting applications. The company markets its products for worldwide distribution primarily through independent sales representatives, distributors, and contractors.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements (“financial statements”) include the accounts of the company and its subsidiaries, Crescent Lighting Limited located in the United Kingdom and LBM Lichtleit-Fasertechnik (“LBM”) located in Germany. All significant inter-company balances and transactions have been eliminated.

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

Foreign Currency Translation

The company’s international subsidiaries use their local currency as their functional currency. For those subsidiaries, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the year. Resulting translation adjustments are recorded to accumulated other comprehensive loss.

Earnings (Loss) per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average of common shares outstanding for the period. Diluted loss per share is computed giving effect to all dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of incremental shares upon exercise of stock options and warrants, unless the effect would be antidilutive.

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

A reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

	Three months		Nine months
	ended September 30,		ended September 30,
	2008	2007	2008	2007
Numerator - net loss	$(1,584)	$(3,175)	$(6,672)	$(7,651)
Denominator - basic and diluted weighted average shares outstanding	14,832	11,501	13,950	11,467
Basic and diluted net loss per share	$(0.11)	$(0.28)	$(0.48)	$(0.67)

At September 30, 2008, options and warrants to purchase 5,111,000 shares of common stock were outstanding, but were not included in the calculation of diluted loss per share because their inclusion would have been anti-dilutive. Options and warrants to purchase 1,629,000 shares of common stock were outstanding at September 30, 2007, but were not included in the calculation of diluted loss per share because their inclusion would have been anti-dilutive.

Stock- Based Compensation

The company’s stock-based compensation plans are described in detail in the Annual Report on Form 10-K for the year ended December 31, 2007. On September 30, 2008, the company’s shareholders approved its 2008 Incentive Stock Plan. Under the Plan, the maximum aggregate number of stock options awarded shall not exceed 1,000,000 shares, plus any shares remaining available for grant under existing plans. Under existing plans, only a limited number of shares remain available for grant.

For the three month and nine month periods ended September 30, 2008, the company recorded stock based compensation expense of $135,000 and $568,000, respectively, compared to $202,000 and $697,000 for same periods ended September 30, 2007. Total unearned compensation of $1,279,000 remains at September 30, 2008 compared to $1,592,000 at September 30, 2007. These costs will be charged to expense and amortized on a straight line basis in future periods through 2012. The remaining weighted average life of the outstanding options is approximately 1.9 years.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. Estimates utilized in the calculation include the expected life of option, risk-free interest rate, and volatility and are further comparatively detailed below. The company granted 20,000 options during the quarter ended September 30, 2008, and 25,000 options during the quarter ended September 30, 2007. The company granted 245,000 options during the nine months ending September 30, 2008, and 189,000 during the nine months ending September 30, 2007. The fair value of all stock options granted during the nine months ended September 30, 2008 was determined using the following weighted average assumptions:

	Nine months
	ended September 30,
	2008	2007

Expected life of option	4.0 years	4.0 years
Risk free interest rate	2.83%	4.35%
Expected volatility	66.82%	56.29%

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
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

	Three months		Nine months
	ended September 30,		ended September 30,
	2008	2007	2008	2007
Balance at the beginning of the period	$190	$212	$212	$230
Accruals for warranties issued during the period	59	112	197	281
Settlements made during the period (in cash or in kind)	(59)	(112)	(219)	(299)
Balance at the end of the period	$190	$212	$190	$212

Reclassifications

Certain prior year information has been reclassified to conform to the current year presentation.

3. Equity Financing

On March 14, 2008, the company received an additional $9,335,000 in equity financing, net of expenses. The investment was made by several current Energy Focus shareholders. These investors agreed to an at-market purchase of approximately 3.1 million units for $3.205 per unit, based on the closing bid price of Energy Focus common shares on March 13, 2008 of $3.08. Each unit comprised one share of the company’s common stock, par value $0.0001 per share, and one warrant to purchase one share of the company’s common stock at an exercise price of $3.08 per share. The warrants were immediately separable from the units, immediately exercisable, and will expire on March 14, 2013. This additional financing is being used to fund working capital requirements and perform additional research and development.

4. Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost determined using the first-in, first-out cost method) or market and consist of the following (in thousands):

	September 30,	December 31,
	2008	2007

Raw materials	$4,625	$5,965
Inventory reserve	(779)	(713)
Finished goods	2,577	1,636
	$6,423	$6,888

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

5. Fixed Assets

Fixed assets are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets and consist of the following (in thousands):

	September 30,	December 31,
	2008	2007

Equipment (useful life 5 years)	$8,707	$8,654
Tooling (useful life 2-5 years)	2,752	2,751
Furniture and fixtures (useful life 5 years)	213	225
Computer software (useful life 3 years)	484	417
Leasehold improvements (the shorter of useful or lease life)	1,654	1,576
	13,810	13,623
Less accumulated depreciation and amortization	(9,103)	(8,307)
	$4,707	$5,316

6. Bank Borrowings

The company’s bank line of credit in the United States is based on an agreement with Silicon Valley Bank (“SVB”) dated August 15, 2005. It was recently amended on July 25, 2008, and on September 15, 2008. This most recent amendment extended the credit agreement through October 15, 2008. The total credit facility is for $5,000,000 and incorporates both a revolving line of credit and term loan. The interest rate was 7.00% at September 30, 2008, and 7.75% at December 31, 2007. The rate is the same for both the term loan and line of credit in both periods. Borrowings under the SVB Agreement are collateralized by the company’s assets and intellectual property. Specific borrowings under the revolver are tied to accounts receivable, and the company is required to comply with certain covenants with respect to effective net worth and financial ratios. As of September 30, 2008, the company was not in compliance with all covenant requirements, but it obtained a waiver of compliance from SVB on October 15, 2008, retroactive to September 30, 2008. The company had borrowings under the revolving line of credit of $960,000 at September 30, 2008, and $973,000 at December 31, 2007. The revolving line of credit is recorded as a current liability. The company had total borrowings of $1,135,000 under the term loan portion of the agreement as of September 30, 2008, and $1,672,000 at December 31, 2007, which has been classified as a current liability. The company pays an unused line fee of 0.25% against any unused daily balance during the year.

Effective October 15, 2008, the company entered into a one year credit agreement with SVB incorporating a $4,000,000 revolving line of credit which replaced all existing facilities including the USA term loans. This new line of credit includes a $1,500,000 sub-limit for cash management products, letters of credit, and foreign exchange. Under this new agreement, all domestic existing term loans and revolving credit lines were repaid and funded by this new borrowing arrangement. Borrowings under this agreement are collateralized by the company’s assets, including intellectual property, at an interest rate of SVB’s Prime Rate plus 1.00%. If the company terminates the facility prior to maturity, it will be required to pay a 1.00% termination fee. The company is required to maintain 85% of its cash and cash equivalents in operating and investment accounts with SVB and its affiliates. The company will be required to comply with certain covenants with respect to effective tangible net worth. A complete copy of the signed credit agreement is attached as an exhibit to this Quarterly report.

Through the company’s U.K. subsidiary, it maintains a bank overdraft facility of $445,000 (in U.K. pounds sterling, based on the exchange rate at September 30, 2008) under an agreement with Lloyds Bank Plc. There were no borrowings against this facility as of September 30, 2008, or December 31, 2007. The facility is renewed annually on January 1. The rate on the facility was 7.50% at September 30, 2008, and 7.75% at December 31, 2007.

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

Through the company’s German subsidiary, it maintains a credit facility under an agreement with Sparkasse Neumarkt Bank. This credit facility was put in place to finance the building of offices in Berching, Germany, which are owned and occupied by the company’s German subsidiary. As of September 30, 2008, the company had borrowings of $316,000 (in Euros, based on the exchange rate at September 30, 2008) and $368,000 as of December 31, 2007 (in Euros, based on the exchange rate at December 31, 2007) against this credit facility. The interest rate was 5.49% at September 30, 2008 and December 31, 2007. In addition, the company’s German subsidiary has a revolving line of credit for $211,000 (in Euros, based on the exchange rate at September 30, 2008) with Sparkasse Neumarkt Bank. As of September 30, 2008, there were borrowings against this facility of $103,000 (in Euros, based on the exchange rate at September 30, 2008), compared to $186,000 at December 31, 2007 (in Euros, based on the exchange rate at December 31, 2007). The revolving facility is renewed annually on January 1. Interest rates on this line of credit were 10.75% at September 30, 2008 and December 31, 2007. The $103,000 revolving line of credit is a current liability.

Future maturities of remaining borrowings are (in thousands):

Through September 30,	U.S.A.	Germany	Total

2009	$2,095	$157	$2,252
2010	—	58	58
2011	—	61	61
2012	—	64	64
2013	—	67	67
2014 and thereafter	—	12	12
Total commitment	$2,095	$419	$2,514

7. Comprehensive Operations

Comprehensive income (loss) is defined as net income (loss) plus sales, expenses, gains and losses that, under generally accepted accounting principles, are included in comprehensive income (loss) but excluded from net income (loss). A separate statement of comprehensive income (loss) has been presented with this report.

8. Segments and Geographic Information

The company has two primary product lines: the pool lighting product line and the commercial lighting product line, each of which markets and sells fiber optic lighting products. The company markets its products for worldwide distribution primarily through independent sales representatives, distributors and contractors in North America, Europe and the Far East.

A summary of sales by geographic area is as follows (in thousands):
	Three months		Nine months
	ended September 30,		ended September 30,
	2008	2007	2008	2007

United States Domestic	$3,355	$3,336	$10,382	$11,115
Other Countries	3,002	2,409	8,428	6,343
	$6,357	$5,745	$18,810	$17,458

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

Geographic sales are categorized based on the location of the customer to whom the sales are made. A summary of sales by product line is as follows (in thousands):
	Three months		Nine months
	ended September 30,		ended September 30,
	2008	2007	2008	2007

Pool Lighting	$1,715	$2,519	$6,062	$8,621
Commercial Lighting	4,642	3,226	12,748	8,837
	$6,357	$5,745	$18,810	$17,458

A summary of long-lived geographic assets (fixed assets and goodwill) is as follows (in thousands):

	September 30,	December 31,
	2008	2007

United States Domestic	$7,106	$7,791
Germany	1,688	1,773
Other Countries	231	111
	$9,025	$9,675

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
September 30, 2008
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

10. Goodwill

Goodwill represents the excess of acquisition cost over the fair value of tangible and identified intangible net assets of the businesses acquired. The company has $4,318,000 in goodwill on its consolidated balance sheets as of September 30, 2008 and $4,359,000 at December 31, 2007.  The change in value is based solely upon the change in exchange rates between the two periods under review.  Goodwill is not amortized, but is subject to an annual impairment test. When events or changes in circumstances indicate that assets may be impaired, an evaluation is performed comparing the market capitalization of the company business to the carrying value to determine if the intangible assets are impaired.  During the period ending September 30, 2008, no instances or events required any valuation or update.  However, the recent disruptions in the global economy and the financial markets may adversely impact the business’s market value which may require further detailed evaluation to determine if there is an impairment issue associated with these assets in subsequent periods.

11. Income Taxes

A full valuation allowance is recorded against the company’s United States and German deferred tax assets as management cannot conclude, based on available objective evidence, when the gross value of its deferred tax assets will be realized. The company accrues foreign tax expenses or benefits as these are incurred.

12. Commitments and Contingencies

At September 30, 2008, a letter of credit in the amount of $310,000 (in Euros, based on the exchange rate at September 30, 2008) was held by the company on behalf of Sparkasse Neumarkt Bank. The letter of credit would be drawn against the company’s line of credit facility with Silicon Valley Bank in the event of a default by the company’s German subsidiary, LBM, on its outstanding loan with Sparkasse Neumarkt Bank.

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

13. Related Party Transactions

The company entered into a consulting agreement with Jeffrey H. Brite, a member of its Board of Directors, with an effective date of November 1, 2004. This agreement ended upon the effective date of Jeffrey H. Brite’s resignation as a member of the Board of Directors, March 7, 2007. As a consultant under this agreement, Mr. Brite assisted the company’s President and Vice President of Sales in identifying, contacting and making introductions to key building project personnel in a position to facilitate the purchase of the company’s products. In return, the company compensated Mr. Brite with the award of an option for the acquisition of up to 40,000 shares of its common stock at a per share exercise price of $7.23 and with annual aggregate cash payments of $50,000 paid in quarterly installments during each of the years 2005, 2006, and 2007. No expenses were recorded during the three and nine months ended September 30, 2008, nor were any payments made to Mr. Brite. Payments in the first quarter of 2007 to Mr. Brite totaled $14,000, with no payments being made in the second or third quarters of 2007.

Gensler Architecture, Design & Planning, P.C., a New York Professional Corporation (“Gensler”), provides contract services to the company in the areas of fixture design and marketing, targeted at expanding the market for the company’s EFO™ products. Mr. Jeffrey Brite, an employee of Gensler, was a member of the company’s Board of Directors through March 7, 2007. The company entered into a three year consulting agreement with Gensler, effective December 15, 2004. Gensler agreed to assist the company’s marketing group with matters of structure, procedure and practices as they relate to the design, real estate and procurement communities, and advise the company on strategies to enhance its visibility and image within the design and construction community as a manufacturer of preferred technology. In return, the company compensated Gensler with a one-time cash payment in 2005 of $61,000 for services delivered in advance of the completion of the negotiation of the Consulting Agreement, $50,000 annual cash payments paid in quarterly installments of approximately $13,000 in arrears for each of the calendar years 2005, 2006 and 2007, and a one-time option award to acquire up to 75,000 shares of the company’s common stock at a per share exercise price of $6.57. The company accrued $13,000 in the three months ending September 30, 2007, and paid Gensler $25,000 in the nine months ending September 30, 2007. No payments were made to Gensler in the three and nine months ending September 30, 2008.

On February 3, 2006, the company had entered into a consulting agreement with David Ruckert, a member of its Board of Directors. This agreement was terminated on June 30, 2007. Under this agreement the Company paid Mr. Ruckert $13,000 and $79,000 in the quarter and the nine months ending September 30, 2007, respectively. No payments were made to Mr. Ruckert during the three and nine months ending September 30, 2008. Additionally, Mr. Ruckert was granted options to purchase 32,000 shares of the company’s common stock. Stock expense incurred under FAS 123(R) related to these options was $7,000 and $22,000 for the three and nine months ending September 30, 2008, respectively, and $7,000 and $22,000 for the three and nine months ending September 30, 2007, respectively.

On October 19, 2007, the company entered into a management agreement with Barry Greenwald, General Manager of its Pool Lighting Division. Per this agreement, the company shall pay Mr. Greenwald nonrefundable amounts totaling $309,000 of additional compensation, of which $77,000 was paid on November 1, 2007. Upon Mr. Greenwald’s termination on January 17, 2008, the company incurred an expense of $232,000, of which $77,000 was paid on March 14, 2008. The balance of $155,000 would have been paid in 36 monthly installments commencing on January 1, 2009, subject to certain conditions being met by Mr. Greenwald. Mr. Greenwald failed to meet these certain conditions, so the accrued expense of $155,000 was reversed during the three months ending September 30, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

RESULTS OF OPERATIONS

Net sales increased 11% to $6,357,000 for the quarter ended September 30, 2008, compared to $5,745,000 for the quarter ended September 30, 2007. The increase was primarily a result of an $840,000 increase in net sales by our European subsidiaries overcoming an $804,000 decrease in pool lighting sales. Net sales increased 8% to $18,810,000 for the nine months ended September 30, 2008, compared $17,458,000 for the nine months ended September 30, 2007. The increase was primarily a result of a $2,528,000 increase in net sales by our European subsidiaries, as well as a $975,000 increase in government sales. These increases were offset by a $2,559,000 decline in pool lighting sales. Management is actively working to offset poor housing and construction markets by penetrating new pool lighting channels.

EFO sales were $2,709,000 for the quarter ended September 30, 2008, or 43% of total net sales, compared to $2,035,000 for the quarter ended September 30, 2007. EFO sales for the nine months ending September 30, 2008 were $8,593,000, or 46% of total net sales, compared to $4,932,000 for the nine months ended September 30, 2007. EFO sales in 2008 and 2007 include sales from EFO fiber optic lighting, EFO LED, EFO Controls, and EFO Government products. In 2008, international sales are projected to significantly exceed comparable 2007 levels resulting from improved penetration of EFO in the Middle East and India construction markets. However, deteriorating global economic conditions in the construction and housing markets may have an adverse impact on continued improvements.

During the three and nine months ended September 30, 2008, $450,000 and $865,000, respectively, of revenue was recognized resulting from the delivery of certain milestones to E.I. DuPont de Nemours and Company as a part of the Very High Efficiency Solar Cell (“VHESC”) Consortium being funded by the Defense Advanced Research Project Agency (“DARPA”).

Gross profit was $2,310,000 for the quarter ended September 30, 2008, a 16% increase as compared to the same quarter a year ago. Gross profit was $5,997,000 for the nine months ended September 30, 2008, a 5% increase as compared to the nine months ended September 30, 2007. The gross profit margin as a percentage of sales increased from 35% for the quarter ended September 30, 2007 to 36% for the quarter ended September 30, 2008, and decreased from 33% for the nine months ended September 30, 2007 to 32% for the nine months ended September 30, 2008. We expect gross profit margins to remain flat over the remainder of 2008 due to the severe global economic conditions offset by increased sales in new market channels, price increases in existing market channels, the introduction of new, higher margin products, and ongoing cost reduction initiatives being enacted on a global basis.

Gross research and development expenses decreased 21% to $788,000 for the quarter ended September 30, 2008, as compared to the same quarter a year ago. This decrease was primarily due to a decrease in salaries and wages, project related costs, and professional fees. Gross research and development expenses for the nine months ended September 30, 2008 increased by 10% as compared to the nine months ended September 30, 2007. This increase was primarily due to increased salaries and wages and project related costs, as well as a decrease in costs reclassified to cost of sales for sales to the government. Our research and development expenses are reduced on a percentage-of-completion basis under development contracts with the Department of Energy (“DOE”). These contracts were signed in 2007, for a total of $1,500,000 to be reimbursed over the two-year life of the contracts. The gross and net research and development spending along with credits from government contracts is shown in the following table (in thousands):

	Three months		Nine months
	ended September 30,		ended September 30,
	2008	2007	2008	2007

Gross expenses for research and development	$788	$997	$2,789	$2,531
Deduct: credits from DOE contracts	(219)	(192)	(619)	(568)
Net research and development expense	$569	$805	$2,170	$1,963

Sales and marketing expenses decreased by 11% to $2,118,000 for the quarter ended September 30, 2008, as compared to the same quarter a year ago. During the three months ended September 30, 2008, $155,000 of severance, which was accrued during the first quarter of 2008, was reversed. This severance was related to a management contract signed October 19, 2007 with Barry Greenwald, General Manager of our Pool Lighting Division, in which we would pay $232,000 upon termination. Of this amount, $77,000 was paid during the first quarter of 2008, and the balance to be paid in 36 monthly installments commencing January 1, 2009, subject to certain conditions being met by Mr. Greenwald. Mr. Greenwald failed to meet these certain conditions. Sales and marketing expenses decreased by 9% to $6,700,000 for the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007. These decreases are a result of lower salaries and wages, and are associated with the realignment of the sales organization.

General and administrative expenses decreased 28% to $1,198,000 for the quarter ended September 30, 2008, as compared to the same quarter a year ago. This decrease is a result of decreased salaries and wages, as well as a reduction in the allowance for doubtful accounts and other operating efficiencies. General and administrative expenses decreased 2% to $3,750,000 for the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007. This decrease is a result of decreased salaries and wages, as well as other operating efficiencies.

Our net loss decreased 50% to $1,584,000 for the quarter ended September 30, 2008, as compared to the same quarter a year ago. Our net loss decreased 13% to $6,672 for the nine months ending September 30, 2008, as compared to the nine months ended September 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents

At September 30, 2008, our cash and cash equivalents were $12,443,000 as compared to $8,412,000 at December 31, 2007, a net cash increase of $4,031,000 during the nine months ending September 30, 2008. The following paragraphs discuss the factors of this increase.

On March 14, 2008, we received an additional $9,335,000 in equity financing, net of expenses. The investment was made by several current Energy Focus shareholders. These investors agreed to an at-market purchase of approximately 3.1 million units for $3.205 per unit, based on the closing bid price of Energy Focus common shares on March 13, 2008 of $3.08. Each unit comprised one share of our common stock, par value $0.0001 per share, and one warrant to purchase one share of our common stock at an exercise price of $3.08 per share. The warrants were immediately separable from the units, immediately exercisable, and will expire March 14, 2013. This additional financing is being used to fund working capital requirements and perform additional research and development.

Cash used in Operating Activities

Operating activities primarily consist of net loss adjusted for non-cash items including depreciation, amortization, stock-based compensation, and the effect of changes in working capital. Operating cash flow decreased during the nine months ending September 30, 2008 by a net loss of $6,672,000, as compared to a net loss of $7,651,000 for the nine months ending September 30, 2007. Net cash used by operating activities decreased 23% to $4,332,000 for the nine months ending September 30, 2008, as compared to the nine months ending September 30, 2007.

Cash provided by (used in) Investing Activities

Investing activities used cash of $349,000 during the nine months ending September 30, 2008, compared to providing cash of $5,292,000 for the nine months ending September 30, 2007. During both periods, cash was used for the acquisition of fixed assets. The sale of short-term securities in 2007 provided cash to fund fixed asset purchases and operations.

Cash provided by Financing Activities

Financing activities provided $8,832,000 during the nine months ending September 30, 2008, as compared to $251,000 for the nine months ending September 30, 2007. This net contribution was due primarily to cash proceeds from issuances of common stock and warrants to purchase common stock for $9,335,000, proceeds of credit line borrowings of $3,712,000, and the exercise of warrants and employee stock options for $130,000. For the nine months ending September 30, 2007, financing activities from the exercise of warrants and employee stock options were $630,000. $4,345,000 of cash was used to pay short and long-term borrowings during the nine months ending September 30, 2008, as compared to $615,000 during the nine months ending September 30, 2007.

Our bank line of credit in the United States is based on an agreement with Silicon Valley Bank dated August 15, 2005. It was recently amended on January 29, 2008, March 14, 2008, April 30, 2008, July 25, 2008, and again on September 15, 2008. This most recent amendment extended the credit agreement through October 15, 2008. The total credit facility is for $5,000,000 and incorporates both a revolving line of credit and term loan. The interest rate was 7.00% at September 30, 2008, and 7.75% at December 31, 2007. The rate is the same for both the term loan and line of credit in both periods. Borrowings under the Silicon Valley Agreement are collateralized by our assets and intellectual property. Specific borrowings under the revolver are tied to accounts receivable, and we are required to comply with certain covenants with respect to effective net worth and financial ratios. As of September 30, 2008, we were not in compliance with all covenant requirements, but we obtained a waiver of compliance from Silicon Valley Bank on October 15, 2008, retroactive to September 30, 2008. We had borrowings under the revolving line of credit of $960,000 at September 30, 2008, and $973,000 at December 31, 2007. The revolving line of credit is recorded as a current liability. We had total borrowings of $1,135,000 under the term loan portion of the agreement as of September 30, 2008, and $1,672,000 at December 31, 2007, which, according to a recent amendment, has been classified as a current liability. We pay an unused line fee of 0.25% against any unused daily balance during the year.

Effective October 15, 2008, we entered into a one year credit agreement with SVB incorporating a $4,000,000 revolving line of credit which replaced all existing facilities including the USA term loans. This new line of credit includes a $1,500,000 sub-limit for cash management products, letters of credit, and foreign exchange. Under this new agreement, all domestic existing term loans and revolving credit lines were repaid and funded by this new borrowing arrangement. Borrowings under this agreement are collateralized by our assets, including intellectual property, at an interest rate of SVB’s Prime Rate plus 1.00%. If we terminate the facility prior to maturity, we will be required to pay a 1.00% termination fee. We are required to maintain 85% of our cash and cash equivalents in operating and investment accounts with SVB and its affiliates. We will be required to comply with certain covenants with respect to effective net worth. A complete copy of the signed credit agreement is attached as an exhibit to this Quarterly report.

Through our U.K. subsidiary, we maintain a bank overdraft facility of $445,000 (in U.K. pounds sterling, based on the exchange rate at September 30, 2008) under an agreement with Lloyds Bank Plc. There were no borrowings against this facility as of September 30, 2008, or December 31, 2007. The facility is renewed annually on January 1. The rate on the facility was 7.50% at September 30, 2008, and 7.75% at December 31, 2007.

Through our German subsidiary, we maintain a credit facility under an agreement with Sparkasse Neumarkt Bank. This credit facility was put in place to finance the building of new offices in Berching, Germany, which are owned and occupied by our German subsidiary. As of September 30, 2008, we had borrowings of $316,000 (in Euros, based on the exchange rate at September 30, 2008) and $368,000 as of December 31, 2007 (in Euros, based on the exchange rate at December 31, 2007) against this credit facility. The interest rate was 5.49% at September 30, 2008 and December 31, 2007. In addition, our German subsidiary has a revolving line of credit for $211,000 (in Euros, based on the exchange rate at September 30, 2008) with Sparkasse Neumarkt Bank. As of September 30, 2008, there were borrowings against this facility of $103,000 (in Euros, based on the exchange rate at September 30, 2008), compared to $186,000 at December 31, 2007 (in Euros, based on the exchange rate at December 31, 2007). The revolving facility is renewed annually on January 1. Interest rates on this line of credit were 10.75% at September 30, 2008 and December 31, 2007. The $103,000 revolving line of credit is a current liability.

We believe that our existing cash balances, and funds available to us through our bank lines of credit, together with funds that we anticipate to generate from our operations, will be sufficient to finance our currently anticipated working capital requirements and capital expenditure requirements for the next twelve months.  However, a sudden increase in product demand requiring a significant increase in manufacturing capability, or unforeseen adverse competitive, economic or other factors may impact our cash position, and thereby affect operations.  From time to time, we may be required to raise additional funds through public or private financing, strategic relationships or other arrangements.  There can be no assurance that such funding, if needed, will be available on terms acceptable to us, or at all.  Furthermore, any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may require that we relinquish rights to certain of our technologies or products.  Failure to generate sufficient revenues or to raise capital when needed could have a diverse impact on our business, operating results, and financial condition, as well as our ability to achieve intended business objectives.

CRITICAL ACCOUNTING POLICIES

The preparation of our financial statements require that we make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies and the reported amounts of revenue and expenses in the financial statements. Material differences may result in the amount and timing of revenue and expenses if different judgments or different estimates were utilized. Critical accounting policies, judgments and estimates which we believe have the most significant impact on our financial statements include allowances for doubtful accounts, returns, warranties, valuation of inventories, and stock based compensation. For a detailed discussion of the application of policies critical to our business operations, see our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2008, we had $711,000 in cash held in foreign currencies based on the exchange rates at September 30, 2008. The balances for cash held overseas in foreign currencies are subject to exchange rate risk. We have a policy of maintaining cash balances in local currencies unless an amount of cash is occasionally transferred in order to repay inter-company debts.

As of September 30, 2008, we had borrowings of $103,000 (in Euros, based on the exchange rate at September 30, 2008) against a credit facility secured by real property owned by our German subsidiary. As of December 31, 2007, we had $186,000 (in Euros, based on the exchange rate at December 31, 2007) borrowed against this credit facility.

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

There were no known changes within our financial reporting internal control environment (as defined in Rule 13a-15(f) under the Exchange Act) identified during the third quarter which materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we become involved in ordinary routine litigation incidental to our business. Currently, we are not involved in any material litigation, and we do not anticipate becoming involved in any in the foreseeable future.

Item 1A. Risk Factors

There are no significant changes in risk factors from our Annual Report Form 10-K for the year ended December 31, 2007 other than that the recent disruptions in the global economy, the financial markets, as well as government responses to these disruptions, may adversely impact our business and results of operations.

Item 6. Exhibits

Exhibit Number	Description of Documents
10.1	The Energy Focus, Inc. 2008 Incentive Stock Plan, dated May 6, 2008, filed as Appendix D to the Company's Definitive Proxy Statement filed on August 8, 2008.
10.2	Second Amended And Restated Loan And Security Agreement between Energy Focus, Inc. and Silicon Valley Bank dated as of October 15, 2008.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).
32.2	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY FOCUS, INC.

Date: November 7, 2008	By:	/s/ Joseph G. Kaveski
Joseph G. Kaveski
Chief Executive Officer

	By:	/s/ Nicholas G. Berchtold
Nicholas G. Berchtold
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description of Documents
10.1	The Energy Focus, Inc. 2008 Incentive Stock Plan, dated May 6, 2008, filed as Appendix D to the Company's Definitive Proxy Statement filed on August 8, 2008.
10.2	Second Amended And Restated Loan And Security Agreement between Energy Focus, Inc. and Silicon Valley Bank dated as of October 15, 2008.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).
32.2	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).