Form 10-Q/A
period 2006-06-30
ENERGY FOCUS, INC/DE
filed 2009-02-27
CIK 924168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q/A
(Amendment No. 1)

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

32000 Aurora Rd., Solon, OH 44139
(Address of principal executive offices)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of February 26, 2009 was 14,832,130.

TABLE OF CONTENTS

Explanatory Note	3

Part II—Other Information: Item 6—Exhibits	3

Signatures	3

Exhibit Index	4

EXPLANATORY NOTE

This Amendment to the Company’s Report on Form 10-Q for its quarterly period ended June 30, 2006 is being filed solely to amend Exhibit 10.1 originally filed with that Report.  Confidential treatment has been granted for certain parts of the Agreement.  Those parts have been redacted from the copy of the Agreement filed as an exhibit to this Amendment, marked with ***, and separately filed with the Commission.

PART II - OTHER INFORMATION

Item 6.  Exhibits

Exhibit Number	Description of Documents

10.1*	Equipment Purchase and Product Supply Agreement entered into as of May 25, 2006 between the Company (formerly known as Fiberstars, Inc.) and Venture Lighting International, Inc.

________________________

*	Confidential treatment has been granted for certain portions of this Agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 27, 2009	ENERGY FOCUS, INC.

	By:	/s/ Joseph G. Kaveski
Joseph G. Kaveski
Chief Executive Officer

	By:	/s/ Nicholas G. Berchtold
Nicholas G. Berchtold
Vice President Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Documents

10.1*	Equipment Purchase and Product Supply Agreement entered into as of May 25, 2006 between the Company (formerly known as Fiberstars, Inc.) and Venture Lighting International, Inc.

________________________

*	Confidential treatment has been granted for certain portions of this Agreement.