Form 10-Q/A
period 2006-06-30
ENERGY FOCUS, INC/DE
filed 2009-03-06
CIK 924168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q/A
(Amendment No. 2)

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

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of March 6, 2009 was 14,834,920.

TABLE OF CONTENTS

Explanatory Note	3

Part II—Other Information: Item 6—Exhibits	3

Signatures	3

Exhibit Index	4

EXPLANATORY NOTE

This Amendment No. 2 amends the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 2006 filed on August 11, 2006, as previously amended by Amendment No. 1 thereto filed on February 27, 2009 (as amended, the “Original Filing”).  The Company is filing this Amendment No. 2 for the sole purpose of including the certifications of our Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

Except as described above, this Amendment No. 2 does not amend any other information set forth in the Original Filing.

PART II - OTHER INFORMATION

Item 6.  Exhibits

Exhibit Number	Description of Documents

10.1*
Equipment Purchase and Product Supply Agreement entered into as of May 25, 2006 between the Company (formerly known as Fiberstars, Inc.) and Venture Lighting International, Inc., filed as Exhibit 10.1 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2006, filed on February 27, 2009.

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

Date: March 6, 2009	ENERGY FOCUS, INC.

	By:	/s/ Joseph G. Kaveski
Joseph G. Kaveski
Chief Executive Officer

	By:	/s/ Nicholas G. Berchtold.
Nicholas G. Berchtold
Vice President of Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Documents

10.1*
Equipment Purchase and Product Supply Agreement entered into as of May 25, 2006 between the Company (formerly known as Fiberstars, Inc.) and Venture Lighting International, Inc., filed as Exhibit 10.1 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2006, filed on February 27, 2009.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

*	Confidential treatment has been granted for certain portions of this Agreement.