Form 10-K
period 2008-12-31
ENERGY FOCUS, INC/DE
filed 2009-03-31
CIK 924168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Aggregate market value (on basis of closing bid price) of voting stock held by non-affiliates as of June 30, 2008: $33,801,763

Number of the registrant’s shares of common stock outstanding as of February 27, 2009: 14,834,920

Documents Incorporated by Reference

Portions of the proxy statement for the 2009 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this report.

TABLE OF CONTENTS

PART I
Item 1.  Business

Energy Focus Inc. and subsidiaries (“Energy Focus”) design, develop, manufacture, market, and install lighting systems and customer specific energy efficient lighting solutions for a wide-range of use in both the general commercial market and the pool market.  Energy Focus’ lighting technology offers significant energy savings, heat dissipation and maintenance cost benefits over conventional lighting for multiple applications.

Overview

During 2008, we engaged in the design, development, manufacturing, marketing, and installation of energy efficient lighting systems where we served two principal markets; commercial/industrial lighting and pool lighting.  Our business strategy has evolved around providing our customer base with turnkey, comprehensive energy efficient lighting solutions focused on our patented and proprietary technology.  Our solutions include fiber optic, light-emitting diode (“LED”), ceramic metal halide (“CMH”), high-intensity discharge (“HID”), and other highly energy efficient lighting technologies.  Our strategy also incorporates continued investment in research into new and emerging energy sources including, but not limited to, solar energy.  Typical savings of current technology averages 80% in electricity costs, while providing full-spectrum light closely simulating daylight colors.

Our proprietary, large-diameter fiber cables used in our fiber optic technology are designed to emit light either at the end of the fiber as a point of light or along the length of the fiber.  This feature has been well regarded by architectural and design firms and has resulted in the winning of several design awards in 2007.  The fiber cables have been fashioned into unique hanging pendant lights or purely decorative products of myriad shapes, providing an opportunity to beautify interior space in a distinctive way.  These lights have no glare, voltage, or heat, and they are very aesthetically pleasing.

Our product portfolio has been broadened recently to include offerings within LED, CMH, and HID product lines.  In 2008, we launched several new lighting products for application within landscape, dock lighting, and cold storage markets.  In 2009, our company will continue to broaden these product lines, into landscape lighting markets for example, as well as explore new technologies and markets.  These new applications include LED track lighting and LED replacement for fluorescent light tubes which we expect to launch during 2009.

Our long-term strategy is to penetrate the $100 billion lighting market by providing turnkey, comprehensive energy-efficient lighting solutions.  Our targeted market segments provide opportunities in the supermarket, commercial, industrial, and government segments.  The passage of the Energy Independence and Security Act of 2007 by Congress created a natural market for our energy-efficient products.  Under this Act, all incandescent light bulbs must use 25% to 30% less energy than today’s products by the years 2012 through 2014.  Since many of our EFO products already are 80% more efficient than incandescent bulbs, our focus is to increase the public’s knowledge of our technology and to establish comprehensive distribution channels so that demand can be fulfilled quickly.  Further, the passage of the American Recovery and Reinvestment Act of 2009 by Congress authorizes the usage of $50 billion in government funds for advancement of energy conservation programs and $20 billion in tax incentives for renewable energy and efficiency.  Provisions of this Act which have the greatest opportunity to benefit our company include:

•	$13 billion in loans to subsidize renewable-energy projects,
•	$11 billion toward smart-grid technologies to run the power grid more efficiently,
•	$6.3 billion in state energy-efficient and clean-energy grants, and
•	$4.5 billion to make federal buildings more energy efficient.

We will continue to focus on market niches where the benefits of our lighting solutions offerings, combined with our technology, are most compelling.  These market niches include government facilities, retailers, supermarkets, marine applications, and museums.

We will also continue to focus on development of our solar technology through our continuing leadership role in the United States government’s Very High Efficiency Solar Cell (“VHESC”) Consortium sponsored by the Defense Advanced Research Projects Agency (“DARPA”).  The purpose of the VHESC project is to develop 50% or greater efficient solar cell for United States military applications which would also be available for commercial application.

Products

We produce, source, and market a wide variety of lighting technologies to serve two general markets: commercial lighting and pool lighting.  Our technology falls into the following categories;

•	Metal Halide and LED Fiber optic lighting systems (e.g. EFO Docklight, EFO-Ice®),
•	LED lightings systems (e.g. EFO Docklight, Cold Storage),

In addition, we also produce customized components such as underwater lenses, color-changing LED lighting fixtures, LED lighting fixtures, landscape lighting fixtures, and lighted water features, including waterfalls and laminar-flow water fountains.  Further, we continue to aggressively penetrate the government and military lighting markets.  In this regard, our company has many products being actively marketed to the United States federal government agencies through the General Services Administration website (https://www.GSAAdvantage.gov).

The key features of our products are as follows:

•	Many of our products meet the lighting efficiency standards mandated for the year 2020.
•	Our products qualify for federal and state tax incentives for commercial and residential consumers in certain states.
•	Our products make use of proprietary optical systems that enable high efficiencies.
•
Certain utility companies continue to embrace our technology as an energy-efficient alternative and are promoting our products to their customers.  In 2007, Southern California Edison confirmed that our patented product “EFO-Ice™” used only 25% of the energy of comparable fluorescent lighting systems and 33% of the energy of comparable LED systems.

•	Our systems continue to be installed in United States Navy ships. As of December 31, 2008, our company’s technology was installed on a total of 3 ships.
•
The heat source of the fiber optic lighting fixtures usually is physically separated from the lamps, providing a “cool” light.  This unique feature has special application in grocery stores, where reduction of food spoilage and melting due to heat is an important goal.

•
Our products have been featured in magazines and trade journals, including LD+A, Architectural Lighting, Architectural Record, Display and Design Ideas, Entertainment Engineering, and Visual Merchandising and Store Design.

Key Features of Our Fiber Optic Technology

Components of Fiber Optic Technology:

Illuminator.  Most of our legacy commercial fiber optic illuminators deploy our specially designed metal halide HID lamps.  These lamps provide long life and maximum brightness.  We are currently developing and deploying LED illuminators for increased efficiency, versatility, longer life, and increased features.  Our fiber optic technology can efficiently separate the light from a single metal halide lamp into multiple lower light levels appropriate for a wide variety of applications.

Fiber Cables.  Our patented, large-core fiber has outstanding clarity and consistency with low attenuation for fiber optic lighting applications.  By combining our compound parabolic collector, or CPC, technology with our large-core fiber, our system delivers light ranging from 35 to 70 lumens per watt, compared to approximately 8 to 15 lumens per watt for a system using traditional MR-16 halogen lamps.

Fixtures.  We produce a broad assortment of aesthetic fixtures that allow the customer to easily adjust the direction and beam spread of the light for optimal light concentration.

Key Benefits of Our Fiber Optic System

Energy Efficiency.   Our fiber optic system can provide our customers with accent lighting that also satisfies government and other regulatory regulations for energy-efficient lighting.  Fiber optic technology enables customers to comply with ASHRAE-IESNA Standard 90.1 and Title 24, qualify for the tax incentives available under the Energy Policy Act of 2005, and meet LEED certification requirements without sacrificing intensity and light quality.  The following table highlights the electrical savings of one watt fiber optic accent light compared to competing lighting technologies:

Light Source	Number equivalent in 70-Watt Fiber Optic	Total Watts		Estimated Energy Savings %
70W fiber optic HID accent light	1	70	W	—
26W compact fluorescent down light	4	104	W	33%
25W ceramic metal halide accent light	5	125	W	44%
50W MR-16 halogen accent light	8	400	W	83%
60W incandescent down light	7	420	W	83%

The fiber optic technology delivers over 80% energy savings versus halogen or other incandescent lighting systems commonly used in similar applications.  For example, Cinemark Theaters (a nationwide movie theater chain) reduced its energy consumption from 5,140 watts to 1,120 watts by installing our fiber optic systems in selected facilities.

Color.  Today, our fiber optic system is available in a range of color temperatures and renderings consistent with the lighting industry, which includes color temperatures of warm white (3,000k), neutral white (3,500k), cool white (4,100k), and daylight (5,500k).  Our new LED illuminators can produce up to 64,000 colors using a digital multiplexing (“DMX”) controller.  Both a 70+ color rendering index (“CRI”) and an 80+ CRI option are available.  CRI is a measure of the degree of color shift that objects undergo when illuminated by the light source as compared with those objects when illuminated by a reference source of comparable correlated color temperature.  The maximum CRI is 100.  The warm white lamps have a color temperature that is suitable for interior space, while the daylight color temperature matches the color temperature of the light entering spaces through windows.  Because we control the design of the lamp, reflector, and fixture, we can tune the system to deliver a balanced, full-spectrum white light.

Elimination of Virtually all Heat Radiation.  Our fiber optic system is designed to prevent the infrared and ultraviolet radiation emitted by the lamp from being funneled through the fiber.  As a result, the light output emits virtually no infrared or ultraviolet light, which produce heat when absorbed by the target, and the only heat generated is from light output itself, which is negligible.  In contrast, halogen lamps produce approximately nine watts of heat energy for every one watt of light.

Cost Savings.   Our fiber optic system is able to significantly reduce maintenance and replacement costs that normally are attributed to traditional lighting systems.  Our fiber optic systems contain lamps with a long life cycle and need fewer lamps to light a given area.  For example, a customer would have to replace 20-40 MR-16 halogen lamps for every one fiber optic lamp annually, based on average retail usage.  In addition, because the fiber optic lamp is physically separated from the light fixture, when used in applications such as freezer cases, the quality of light and the life of the fiber optic lamp are not affected by the freezing temperature.  The fiber optic lamp does not radiate heat in the freezer and the freezer does not need to be emptied to change the lamp, as is the case with fluorescent lamps.

Strategy

Our objective is to become the leading provider of turnkey, comprehensive energy-efficient lighting systems.  To achieve this objective, we intend to pursue the following strategies:

•
Capitalize on the growing need for high return on investment energy-efficient lighting systems.  We intend to continue to devote significant resources to our product development efforts to maximize the energy efficiency and quality of our lighting systems while reducing costs and enabling our customers to meet more stringent government regulations.  Further, we plan to continue to develop new proprietary technologies and integrate new and potentially more efficient lighting sources into our lighting systems such as LED.

•
Focus on increased market penetration where the benefits of our technology are most compelling.  We intend to broaden the penetration of our products within commercial, retail, and supermarket channels, which all share urgent needs for highly efficient, flexible, and financially economical lighting solutions.  Further, we continue to aggressively penetrate the government and military lighting markets.  To reach our target markets, we are significantly increasing both the number and experience level of our direct sales employees.  Additionally, we are actively restructuring our independent sales representative network to increase sales volume and accountability of results.

•
Develop and expand strategic relationships.  To expedite the awareness of our technologies, we continue to actively pursue strategic relationships with distributors, energy service companies (“ESCO’s”), lighting designers, and contractors who distribute, recommend, and/or install lighting systems.  We continue to cultivate relationships with fixture manufacturers and other participants in the general lighting market.

•
Develop a commercially-viable, cost-effective solar technology.  Through our on-going leadership role in the United States government’s VHESC Consortium sponsored by DARPA, we expect to be able to commercialize a solar cell technology that will significantly surpass current solar efficiencies ranging from 6% - 20%.  Our proven optics technology has already shown the ability to achieve approximately 40% efficiency in a laboratory environment and we believe that this efficiency, or greater, can be achieved on a cost-effective, commercially-viable scale.

Sales, Marketing, and Distribution of our Offerings Portfolio

Products

Our products are sold through a combination of direct sales employees, independent sales representatives, and various distributors in different geographic markets throughout the world.  Our distributors’ obligation to us is not contingent upon the resale of our products and as such does not prohibit revenue recognition.

Within the commercial and pool lighting business units, we continue to focus on retailers, hotels, museums, general contractors, and specifiers.  Our recent successes include the Las Vegas New York-New York Hotel, and the Miami Beach Fontainebleau Hotel.  We also continue our penetration into Whole Foods and Albertson’s food retailers.  Our typical product sales process includes a testing phase, which starts with a demonstration of our products to key executives, followed by a prototype installation in one store and then to multiple stores.  Finally, we install in selected stores within the same chain.

Solutions

Our solutions based sales are designed to enhance total value by providing turnkey, high-quality, energy-efficient lighting application alternatives that positively impact customers’ profitability, the environment, and the communities we serve.  These solutions are sold through our direct sales employees, and include not only our proprietary energy-efficient lighting systems, but also sourced lighting systems, energy audits, and service agreements.

Within the solutions business unit, we are focusing on multi-location food retailers, cold storage facilities, retailers, museums, and industrial/commercial real estate companies.  Our recent successes include projects completed at a leading regional supplier of cold storage services as well as a building products supplier.

As of December 31, 2008, we had approximately 117 sales and independent sales representatives throughout the United States and Europe.  We have been successful in hiring experienced salespeople from leading firms in the industry including our new Vice President of Sales.

Our ten largest customers accounted for 32.1% of our net sales for the twelve months ended December 31, 2008.  In 2008, there was no single customer who accounted for more than 10.0% of net sales.

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

Some of our products are manufactured off shore, resulting in cost savings.  Under a Production Share Agreement initiated in 2003 and renewed in August 2007, we conduct contract assembly in Mexico through North American Production Sharing Inc. and Industrias Unidas de BC, SA de CV, or North American. Under this agreement, North American provides administrative and manufacturing services, including labor services and the use of manufacturing facilities in Mexico, for the manufacturing and assembly of certain fiber optic systems and related equipment and components.  We also perform final assembly of products acquired from Australia, India, and Taiwan.  These suppliers supply products on a purchase order basis.

We currently purchase our small-diameter stranded fiber from multiple vendors, including Mitsubishi.  In sales volume, our products that incorporate small-diameter stranded fiber historically have been the single largest fiber product that we sell and represent significant sales volume.

Research and Development

Research and development has been a key focus of our company; accordingly, we have committed substantial resources to this endeavor.  Our research and development team is dedicated to continuous improvement and innovation of our current lighting technologies, including fiber optics, LED, and HID systems.  Further, our research and development team plays a leading role in the United States government’s VHESC Consortium sponsored by DARPA.  The purpose of the VHESC project is to develop a 50% greater efficient solar cell for United States military applications which would be available for commercial application.

Research and development expense, net of credits from the government, for the years ended December 31, 2008, 2007, and 2006 were $2,188,000, $2,907,000 and $2,341,000, respectively.

Our recent achievements include:

2008: In November 2008, the United States Department of Energy named Energy Focus an Energy Star Partner.  Energy Star is a joint program of the United States’ Environmental Protection Agency and Department of Energy helping Americans save money and protect the environment through energy efficient products and practices.  Also in November, DARPA, through their Small Business Innovation Research (“SBIR”) Program, awarded us a contract to develop Explosion Proof LED fixtures.  In December, the DARPA SBIR Program awarded us a contract to develop berth lighting systems that will effectively reset a sailor’s body clock for environments where the natural circadian rhythm is frequently disrupted.  The two DARPA SBIR contracts are for a total of $198,000.  Also in December, we installed high efficiency lighting fixtures to retrofit 100% of the high-bay lighting in a hangar deck on board an Arleigh Burke class Naval Destroyer.  This installation followed a year-long demonstration on board naval vessels that replaced existing fluorescent, incandescent, and halogen lighting with various LED lighting solutions.

2007: In August 2007, the VHESC Consortium reported a world record of 42.9% conversion efficiency on photovoltaic devices (“PV”).  Energy Focus is a member of this consortium, and these solar cells make use of our proprietary optics technology.  In November, we were awarded a $1,000,000 contract with E.I. DuPont de Nemours and Company to develop advanced solar cell technologies.  Additionally, we were awarded additional Phase II contracts for two DARPA SBIR projects to research lamp coating technologies and an extruded, large-core fiber processing method.  The two DARPA SBIR Phase II contracts are for a total of $1,500,000.  Lastly, we were awarded the prestigious DARPA Tech Award for Excellence in recognition of our outstanding achievement for bridging the technology gap between inefficient traditional light sources and advanced high-efficiency light systems.

2006: We entered into a DARPA agreement with the Navy for supplying our lighting on three ships.  Revenues from these ship installations totaled $1,979,000.

Intellectual Property

We have a policy of seeking to protect our intellectual property through patents, license agreements, trademark registrations, confidential disclosure agreements, and trade secrets, as management deems appropriate.  As of December 31, 2008, and March 6, 2009 our intellectual property portfolio consisted of 64 and 65, respectively, issued United States and foreign patents, various pending United States patent applications, and various pending Patent Cooperation Treaty, or PCT, patent applications filed with the World Intellectual Property Organization that serves as the basis of national patent filings in countries of interest.  A total of 15 applications are pending.  Our issued patents expire at various times between January 2013 and October 2026.   Generally, the term of patent protection is 20 years from the earliest effective filing date of the patent application. There can be no assurance, however, that our issued patents are valid or that any patents applied for will be issued.  There can be no assurance that our competitors or customers will not copy aspects of our lighting systems or obtain information that we regard as proprietary.  There also can be no assurance that others will not independently develop products similar to ours.  The laws of some foreign countries in which we sell or may sell our products do not protect proprietary rights to products to the same extent as do the laws of the United States.

We are aware that a large number of patents and pending patent applications exist in the field of fiber optic technology and LED lighting.  We are also aware that certain competitors hold and have applied for patents related to fiber optic lighting and LED lighting.  Although, to date, we have not been involved in litigation challenging our intellectual property rights, we have in the past received communications from third parties asserting rights over our patents or that our technology infringes upon intellectual property held by such third parties. Based on information currently available to us, we do not believe that any such claims involving our technology or patents are meritorious.  However, we may be required to engage in litigation to protect our patent rights or to defend against the claims of others.  There can be no assurance that third parties will not assert claims that our products infringe upon third-party patents or other intellectual property rights or that, in case of a dispute, licenses to such technology will be available, if at all, on reasonable terms.  In addition, we may need to take legal action to enforce our intellectual property rights in the future.  In the event of litigation to determine the validity of any third-party claims or claims by us against third parties, such litigation, whether or not determined in our favor could result in significant expense to us and divert the efforts of our technical and management personnel from productive tasks.  Also, in the event of an adverse ruling in such litigation, we might be required to expend significant resources to develop non-infringing technology or to obtain licenses to the infringing technology, and the licenses may not be available on acceptable terms.  In the event of a successful claim against us and our failure to develop or license a substitute technology, our operating results could be adversely affected.

Backlog

We typically ship standard products within a few days after receipt of order.  Custom products are shipped within 30-60 days of receipt of order.  Generally, there is not a significant backlog of orders except at year-end.  Our backlog at the end of 2008 was $860,000, compared to $983,000 at the end of 2007.

Competition

Our commercial lighting products compete against a variety of lighting products, including conventional light sources such as incandescent light bulbs, as well as metal halide lamps, LEDs, compact fluorescent lamps, other fiber optic lighting systems, and decorative lighting.  Our pool lighting products compete with other sources of pool lighting in the areas of in-pool lighting, including colored and color-changing underwater lighting, and pool accent lighting.  Principal competitive factors include price, performance, ease of installation, and maintenance requirements.

The market for lighting energy solutions is fragmented.  We face competition from lighting manufacturers, distributors, as well as electrical contractors, lighting maintenance contractors, and other energy services companies.  We compete primarily on the basis of technology, quality, light quality and design, client relationships, lighting application knowledge, energy efficiency, customer service, and marketing support.

We are pursuing a targeted type of customer and have products that are uniquely designed to address opportunities and solve problems experienced by these target clients.  Our solutions business competes with in-house resources and non-traditional ESCO’s.  We typically do not directly compete with the traditional ESCO’s due to their focus on the municipality, university, school, healthcare and federal government markets.  There are approximately 45 traditional ESCO’s in the United States.  However, since lighting is almost always an integral solution in their bundle of energy efficiency measures, many of them are also prospective clients for our products.  The solutions business may also compete with lighting maintenance companies because our products often last 5 — 50 times longer than the products we replace, and thus the maintenance companies see a reduction in service revenues.  However, these same companies are often also partners who perform the installation on our projects as well as potential customers of the products we manufacture.  Principal competitive factors include the client relationship, price, access to competitive financing, performance guarantees, and ongoing maintenance requirements.

We expect that our ability to compete effectively will depend substantially upon our ability to successfully provide our customers with greater performance at reduced costs.  Principal competitors in our markets include large lamp manufacturers, lighting fixture companies, distributors, and ESCO’s whose financial resources substantially exceed ours.  These competitors may introduce new or improved products that may reduce or eliminate some of the competitive advantage of our products.  We anticipate that the primary competition to our systems will come from new technologies that offer increased energy efficiency, lower maintenance costs and/or lower heat radiation.  In certain applications, we compete with LED systems produced by large lighting companies such as Phillips and General Electric.  In traditional commercial lighting applications, we compete primarily with local and regional lighting manufacturers that, in many cases, are more established in their local markets than our company.  In traditional commercial lighting, fiber optic lighting products are offered by a number of smaller companies, some of which compete aggressively on price.  Some of these competitors offer products with performance characteristics similar to those of our products.  Additionally, some conventional lighting companies now manufacture or license fiber optic lighting systems that compete with our products.  Many companies compete with us in Asia, including Phillips, Mitsubishi, Bridgestone, and Toray.  Mitsubishi also sells our BritePak® fiber cables in Japan.

In 2008, we introduced numerous new product families, including:

•	LED MR-16 halogen replacement bulbs,
•	LED Cold Storage Globe lamps,
•	LED Lamps and Fixtures (“PAL”),
•	LED Light Rails,
•	LED Docklights,
•	HID High Bay Fixtures,
•	Fluorescent fixtures, and
•	Compact Fluorescent Light Bulbs

In the pool lighting market, we face competition from suppliers and distributors who bundle lighting and non-lighting products and sell these packages to pool builders and installers.  In addition, we face competition directly from manufacturers who produce their own lighting systems and components.  For example, in this market, competitive products are offered by Pentair’s American Products Division, a major manufacturer of pool equipment and supplies, as well as Super Vision International. In the spa lighting business, spa manufacturers install LED lighting systems during the manufacturing process.  We intend to develop new fiber optic and LED lighting products that are complementary to traditional pool lights currently sold by pool equipment suppliers.  To maximize the sales of these new products, we continue to leverage our well-established presence in the domestic pool lighting market and are expanding into the international pool lighting market.

Employees

As of December 31, 2008, we had 92 full-time employees, 18 of whom are located in the United Kingdom, 8 in Germany, and 66 in the United States.  We have 6 employees dedicated to developing technology, research, and product development.  We also have 37 people involved with sales and sales support.

No employees are subject to any collective bargaining agreement, and we believe our employee relations to be good.

Business Segment

We operate in a single industry segment where we serve two principal markets; commercial/industrial lighting and pool lighting.  We market our products for worldwide distribution primarily through independent sales representatives and distributors in North America, Europe, and the Far East.

Available Information

Our Web site is located at http://www.efoi.com.  We make available free of charge, on or through our Web site, our annual, quarterly, and current reports, as well as any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission (“SEC”).  Information contained on our Web site is not part of this report.

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

EFO®, Fiberstars®, BritePak®, and EFO-Ice® are our registered trademarks.  We may also refer to trademarks of other corporations and organizations in this document.

All references to “Energy Focus,” “we,” “us,” “our,” or “the company” means Energy Focus, Inc. and its subsidiaries, except where it is made clear that the term means only the parent company.

Item 1A. Risk Factors

Going Concern/Liquidity Risk:  Our independent public auditing firm has issued an opinion raising substantial doubt as to our ability to continue as a going concern throughout 2009.  This opinion stems from the combination of the worsening global economic crisis, the historical losses we have incurred leading to an accumulated deficit of $49,328,000 as of December 31, 2008, our history of not meeting management budgetary forecasts, and our historical inability to generate sufficient cash flow to meet obligations and sustain operations without obtaining additional external financing.  The global credit market crisis has also had a dramatic effect on our industry and customer base.  The recession in the United States and Western Europe and the slowdown of economic growth in the rest of the world created a business environment where it is substantially more difficult to obtain equity funding and additional non-equity financing.  Furthermore, this environment has resulted in an increased risk of customer payment defaults. Our liquidity position, as well as our operating performance, was negatively affected by these economic and industry conditions and by other financial and business factors, many of which are beyond our control.

Management acknowledges that sustaining our historical level of cash utilization is not conducive to remaining a viable entity in this environment, and is in the process of aggressively transforming our business into a turnkey, comprehensive energy-efficient lighting solutions provider.  In addition, management continues to aggressively reduce costs, as evidenced in the $1,984,000 decrease in operating expenses, excluding loss on impairment in 2008, from 2007 levels.  These cost reductions have been achieved while simultaneously realigning and expanding our sales and marketing organization.  In this regard, we have been very successful in hiring highly experienced salespeople from leading “Fortune 500” firms including our new Vice President of Sales.  Further, we have aligned our entire engineering and research and development organization around sales and marketing to expedite new product introductions into our served available markets.  This realignment is readily evidenced by the 2008 introduction of multiple new products including;

•	MR-16 halogen replacement bulbs,
•	LED Cold Storage Globe lamps,
•	LED Lamps and Fixtures (“PAL”),
•	LED Light Rails,
•	LED Docklights,
•	HID High Bay Fixtures,
•	Fluorescent fixtures, and
•	Compact Fluorescent Light Bulbs

Lastly, we expect to continue our on-going leadership role in the United States government’s Very High Efficiency Solar Cell (“VHESC”) Consortium sponsored by the Defense Advanced Research Projects Agency (“DARPA”) where we expect to be able to commercialize a solar cell technology that will significantly surpass current solar efficiencies ranging from 6% - 20%.  Our proven optics technology has already shown the ability to achieve approximately 40% efficiency in a laboratory environment and we believe that this efficiency, or greater, can be achieved on a cost-effective, commercially-viable scale.

Although we are optimistic about obtaining the funding necessary for us to continue as a going concern through internal means, there can be no assurances that this objective will be successful.  Therefore, in the event that our cash reserves and bank lines of credit are deemed by management to not be sufficient to continue to fund operations throughout 2009, we will aggressively pursue one or more of the following external funding sources:

•	obtain loans and/or grants available through federal, state, and/or local governmental agencies,
•	obtain loans and/or grants from various financial institutions,
•	obtain loans from non-traditional investment capital organizations,
•	sale and/or disposition of one or more operating units, and
•	obtain funding from the sale of our common stock or other equity instruments.

Obtaining financing through the above mentioned mechanisms contain risks, including:

•	government stimulus and/or grant money is not allocated to us despite our focus on the design, development, and manufacturing of energy efficient lighting systems,
•
loans or other debt instruments may have terms and/or conditions, such as interest rate, restrictive covenants, and control or revocation provisions, which are not acceptable to management or our Board of Directors,

•	the current global economic crisis combined with our current financial condition may prevent us from being able to obtain any debt financing,
•	financing may not be available for parties interested in pursuing the acquisition of one or more of our operating units, and
•	additional equity financing may not be available to us in the current economic environment and could lead to further dilution of shareholder value for current shareholders of record.

Global Economic Risk:  We may continue to be adversely impacted by the weakness in the general economic environment including the current recessionary and inflationary pressures.  Deteriorating economic and market conditions including declines in real estate values and new construction, rising unemployment, tightened credit markets, and weakened consumer confidence are not expected to improve during 2009 and may continue to contribute towards weak product sales.  Specifically, the downturn in housing construction has adversely affected the sale of pool lighting products, while the consumer credit crisis may continue to cause retail sales to decrease.  Furthermore, material and labor costs may increase as a result of inflationary pressures on certain raw material prices.

We have significant international activities and customers and plan to continue these efforts.  These activities subject us to additional business risks including logistical complexity and the general economic conditions in those markets.  Because the market for our products tends to be highly dependent upon general economic conditions, a continued decline in the general world-wide economic environment is likely to continue to adversely impact our traditional product based operating results.

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

In addition, we face additional risks in the Asia/Pacific region associated with disease, increased political tensions between countries in that region, potentially reduced protection for intellectual property rights, government-fixed foreign exchange rates, relatively uncertain legal processes, and developing telecommunications infrastructures.  In addition, some countries in this region, such as China and Japan, have adopted laws, regulations, and policies that impose additional restrictions on the ability of foreign companies to conduct business in their countries or otherwise place them at a competitive disadvantage in relation to domestic companies.

Competitive Risk:  Global competition exists in all of the markets we serve, including our energy solutions market.  A number of companies offer directly competitive products and services, including colored halogen lighting for swimming pools and incandescent and fluorescent lighting for commercial decorative and accent lighting.  We also compete with LED products in industrial lighting and pool related products.  In addition, many of our competitors in the pool lighting market bundle their lighting products with other pool-related products, which many customers find to be an attractive alternative.  Our competitors include large and well-established companies such as General Electric, Sylvania, Philips, Schott, 3M, Bridgestone, Pentair, Mitsubishi, and OSRAM/Siemens.  Our company also competes with lighting energy solutions companies.

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

Technological Risk:  The markets for our products are characterized by rapidly changing technology, evolving industry standards, and speed of new product introductions.  Our operating results depend on our ability to develop and introduce new products into existing and emerging markets, and to reduce the production costs of existing products.  Many of our strategic initiatives are aimed at developing increasingly complex energy efficient lighting solutions.  The process of developing this new technology is complex and uncertain, and if we fail to accurately predict customers’ changing needs and emerging technological trends, our business could be harmed.  We must commit significant resources to developing new products before knowing with certainty that our investments will result in products the market will accept.  Furthermore, we may not be able to execute successfully because of technical hurdles that we fail to overcome in a timely fashion, or a lack of appropriate resources.  This could result in competitors providing those solutions before we do and loss of market share, net sales, and earnings.  The success of new products depends on several factors, including proper new product definition, component costs, timely completion and introduction of these products, differentiation of new products from those of our competitors, and market acceptance of these products.  There can be no assurance that we will successfully identify new product opportunities, develop and bring new products to market in a timely manner, or achieve market acceptance of our products or that products and technologies developed by others will not render our products or technologies obsolete or noncompetitive.  Specifically, the products and technologies that we identify as “emerging technologies,” may not prove to have the market success we anticipate, and we may not successfully identify and invest in other emerging or advanced technologies as appropriate.

Supplier Risk:  We require substantial amounts of purchased materials from selected vendors.  With specific materials, we purchase 100% of our requirement from a single vendor.  Included in purchased materials are small diameter stranded fiber, plastic fixtures, lamps, reflectors, and power supplies.  Substantially all of the materials we require are in adequate supply.  However, the availability and costs of materials may be subject to change due to, among other things, new laws or regulations, suppliers’ allocation to other purchasers, interruptions in production by suppliers, and changes in exchange rates and worldwide price and demand levels.  Our inability to obtain adequate supplies of materials for our products at favorable prices could have a material adverse effect on our business, financial position or results or operations by decreasing our profit margins and by hindering our ability to deliver products to our customers on a timely basis.  We have experienced an increase in the costs in certain petroleum-based materials.  Although we may determine that it is necessary to pass on the material price increases to our customers, in certain circumstances, it may not be possible for us to pass on these increases.  Even if we are able to pass on some or all of these increases, there may be a delay between when we have to pay for the increases and when our customers pay us based on the increased prices.  If we are not able to reduce or eliminate the effect of these cost increases through lowering other costs of production or successfully implementing price increases to our customers, such material cost increases could have a negative effect on our operating and financial results.

Third-Party Risk:  Three strategic pieces of equipment are operated by third parties.  Failure to properly maintain the equipment and/or the creation of any delays or inabilities to meet our production requirements on the part of any of these suppliers will result in disruption of promised delivery to our clients.

Credit Risk:  In this climate of global financial and banking crisis, the ability of our customers to maintain credit availability has become more challenging.  In particular, certain customers in the pool lighting market and companies that are highly leveraged represent an increasing credit risk.  Some customers have reduced their purchases because of these credit constraints.  Moreover, our disciplined credit policies have, in some instances, resulted in delayed customer sales.  In 2008, we experienced an increase in customer bankruptcies and voluntary liquidations.  Continued deterioration of global economic conditions could result in additional customer credit constraints, particularly within our pool lighting market.  These actions could have a materially adverse effect on our financial condition, operating results, and cash flows.

Intellectual Property Risk:  As of December 31, 2008, our intellectual property portfolio consisted of 64 issued United States and foreign patents, various pending United States patent applications, and various pending Patent Cooperation Treaty, or PCT, patent applications filed with the World Intellectual Property Organization that serves as the basis of national patent filings in countries of interest.  As of December 31, 2008 a total of 15 applications were pending.  Our issued patents expire at various times between January 2013 and October 2026.  Generally, the term of patent protection is 20 years from the earliest effective filing date of the patent application.

There can be no assurance, however, that our issued patents are valid or that any patents applied for will be issued. There can be no assurance that our competitors or customers will not copy aspects of our lighting systems or obtain information that we regard as proprietary.  There also can be no assurance that others will not independently develop products similar to ours.  The laws of some foreign countries in which we sell or may sell our products do not protect proprietary rights to products to the same extent as do the laws of the United States.

Key Employee Risk:  Our future success will depend to a large extent on the continued contributions of certain employees, such as our current chief executive officer, chief financial officer, chief operating officer, and chief technical officer.  These and other key employees would be difficult to replace.  Our future success will also depend on our ability to attract and retain qualified technical, sales, marketing and management personnel, for whom competition is very intense.  The loss of, or failure to attract, hire, and retain, any such persons could delay product development cycles, disrupt our operations, or otherwise harm our business or results of operations.  We have been successful in hiring experienced energy solutions salespeople from leading firms in the industry including our new Vice President of Sales.  However, if these individuals are not successful in achieving our expectations, then planned sales may not occur and the anticipated revenues may not be realized.

Risk of Losing Governmental Funding for Research:  Historically, approximately 43.9% of our research and development efforts have been supported directly by government funding.  In 2008, approximately 29.0% of our research and development funding came from government sources and was contracted for short periods, usually one to two years.  If government funding is reduced or eliminated, there is no guarantee that we would be able to continue to fund our research and development efforts in technology and products at their current levels, if at all.  If we are unable to support our research and development efforts, there is no guarantee that we would be able to develop enhancements to our current products or develop new products.

Litigation Risk:  At any given time, we may be subject to litigation, the disposition of which may have a material adverse effect upon our business, financial condition, or results of operation.  Information regarding the company’s current legal proceedings is presented in Part I, Item 3.

Foreign Risk:  We use plants in Mexico, India, and Taiwan to manufacture and assemble many of our pool lighting products.  The supply of these finished goods may be impacted by local political or social conditions as well as the financial strength of the companies with which we do business.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Our principal executive offices and commercial lighting manufacturing and assembly facilities are located in a 79,000 square foot facility in Solon, Ohio, under a lease agreement expiring in April 2011.  Approximately 12,000 square feet of this space is subleased to another tenant through June 2010.  We also have leased sales facilities in Pleasanton, California, and Berkshire, United Kingdom.  We also own a sales and assembly facility in Berching, Germany.  In addition, we have a contract manufacturing facility near Tijuana, Mexico.  We believe that our current facilities are adequate to support our current and anticipated operations.

Item 3. Legal Proceedings

From time to time, we occasionally become involved in ordinary routine litigation incidental to our business. We currently are not involved in any material litigation, and we do not anticipate becoming involved in any in the foreseeable future.

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of the year ended December 31, 2008, there were no matters submitted to a vote of security holders.

Executive Officers of the Registrant

The following is the name, age, and present position of each of our executive officers, as well as all prior positions held by each of them during the last five years and when each of them were first elected or appointed as an executive officer.

Name	Age	Current Position and Business Experience
Joseph G. Kaveski	48
Chief Executive Officer and Director – May 2008 to present. Prior to joining Energy Focus, Mr. Kaveski led his own strategic engineering consulting business, TGL Company.  As a consultant he worked with equity investors and publicly traded companies on strategic initiatives and planning.  Other corporations Mr. Kaveski has worked for include Johnson Controls, Inc. where he was Vice President of Energy Management Solutions and Strategic Projects.

John M. Davenport	63
President and Director – May 2008 to present. Chief Executive Officer – July 2005 to May 2008.  Chief Operating Officer – July 2003 to July 2005.  Vice President and Chief Technology Officer – November 1999 to July 2003.  Prior to joining Energy Focus, Mr. Davenport served as the president of Unison Fiber Optic Lighting Systems, LLC from 1998 to 1999.  Before that, Mr. Davenport served at GE Lighting in various capacities for 25 years.

Eric M. Hilliard	41
Chief Operating Officer and Vice President – November 2006 to present. Prior to joining Energy Focus, Mr. Hilliard served as a Business Manager at Saint Gobain – Flight Structures Business from 2002 to 2006. Additionally, he served at Goodrich Aerospace Company and HJ Heinz Company for 7 years from 1994 to 2002

Nicholas G. Berchtold	42
Chief Financial Officer and Vice President of Finance – July 2007 to present. Prior to joining Energy Focus, Mr. Berchtold was the division controller at Wellman Products Group, a division of Hawk Corporation, from 2000 to 2007, where he was responsible for global financial reporting and analysis. Additionally, he served as the corporate assistant controller at Olympic Steel, Inc. from 1997 to 2000.

Roger R. Buelow	36
Chief Technology Officer, General Manager, and Vice President – July 2005 to present. Vice President of Engineering from February 2003 to July 2005. Prior to joining Energy Focus, Mr. Buelow was the director of engineering at Unison Fiber Optic Lighting Systems, LLC from 1998 to 1999.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock trades on the Nasdaq Global Market under the symbol “EFOI.” The following table sets forth the high and low sales prices for our common stock from its consolidated transaction reporting system.

	High	Low
First quarter 2007	$8.75	$5.20
Second quarter 2007	7.52	5.60
Third quarter 2007	7.85	4.60
Fourth quarter 2007	9.95	4.80

First quarter 2008	$7.31	$2.31
Second quarter 2008	2.94	1.78
Third quarter 2008	2.75	1.45
Fourth quarter 2008	2.57	1.00

There were approximately 111 holders of record of our common stock as of March 10, 2009, and we estimate that at that date there were approximately 2,371 additional beneficial owners.

We have not declared or paid any cash dividends and do not anticipate paying cash dividends in the foreseeable future.

Stockholder Matters

There were no reportable transactions in equity securities that required stockholder approval during 2008.  On March 14, 2008, the company closed a private placement of its common shares and warrants that raised $9,335,000, net of expenses.  Stockholder approval was not required or sought.  Options exercised during 2008 were all issued prior to calendar year 2008.

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

SELECTED CONSOLIDATED FINANCIAL DATA
(IN THOUSANDS, EXCEPT PER SHARE DATA)

YEARS ENDED DECEMBER 31,	2008	2007	2006	2005	2004
OPERATING SUMMARY
Net sales	$22,950	$22,898	$27,036	$28,337	$29,731
Gross profit	5,503	6,282	7,785	10,626	11,511
As a percentage of net sales	24.0%	27.4%	28.8%	37.5%	38.7%
Net research and development expenses	2,188	2,907	2,341	2,190	1,188
As a percentage of net sales	9.5%	12.7%	8.7%	7.7%	4.0%
Sales and marketing expenses	8,551	9,789	9,774	9,595	8,595
As a percentage of net sales	37.3%	42.8%	36.2%	33.9%	28.9%
General and administrative expenses	5,080	4,651	4,956	3,135	2,459
As a percentage of net sales	22.1%	20.3%	18.3%	11.1%	8.3%
Loss on impairment	4,305	—	—	—	—
As a percentage of net sales	18.8%	—%	—%	—%	—%
Restructure expenses	—	456	734	3,120	—
As a percentage of net sales	—%	2.0%	2.7%	11.0%	—%
Loss before tax	(14,698)	(11,127)	(9,537)	(7,314)	(762)
As a percentage of net sales	(64.0)%	(48.6)%	(35.3)%	(25.8)%	(2.6)%
Net loss	(14,448)	(11,317)	(9,650)	(7,423)	(704)
As a percentage of net sales	(63.0)%	(49.4)%	(35.7)%	(26.2)%	(2.4)%
Net loss per share
Basic	$(1.02)	$(0.98)	$(0.85)	$(0.90)	$(0.10)
Diluted	$(1.02)	$(0.98)	$(0.85)	$(0.90)	$(0.10)
Shares used in per share calculation:
Basic	14,182	11,500	11,385	8,223	7,269
Diluted	14,182	11,500	11,385	8,223	7,269

FINANCIAL POSITION SUMMARY

Total assets	$23,652	$29,125	$40,592	$46,209	$27,018
Cash and cash equivalents	10,568	8,412	15,968	23,578	3,609
Working capital	12,514	12,512	22,410	31,530	14,541
Credit line borrowings	1,904	1,159	1,124	47	—
Current portion of long-term borrowings	54	1,726	778	342	38
Long-term borrowings	245	314	1,862	1,089	484
Shareholders’ equity	16,789	21,618	30,880	38,184	21,202
Common shares outstanding	14,835	11,623	11,394	11,270	7,351

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

We engaged in the design, development, manufacturing, marketing, and installation of energy-efficient lighting systems where we served two principal markets; commercial/industrial lighting and pool lighting.  Our business strategy evolved into providing our customers with turnkey, comprehensive energy-efficient lighting solutions which included, but were not limited to, our patented and proprietary technology.  Our solutions included fiber optic, light-emitting diode (“LED”), ceramic metal halide (“CMH”), high-intensity discharge (“HID”), and other highly energy efficient lighting technologies.  Our strategy also incorporated continued investment in research into new and emerging energy sources including, but not limited to, solar energy.  Typical savings of current technology averages 80% in electricity costs, while providing full-spectrum light closely simulating daylight colors.

During the course of 2008 we:

•
appointed a new Chief Executive Officer, Joseph G. Kaveski, under whom we aggressively realigned our organization to focus on enhanced sales and marketing efforts while implementing aggressive cost reductions in all areas of the business, and increasing our investment in sales personnel, marketing collateral, and product displays.

•
formally opened a state-of-the-art sustainable lighting solutions showroom in Solon, Ohio, where customers, lighting specialists, designers, and installers are able to experience our technology in a variety of application settings, which further helps cement our relationships within the markets we serve.

•
re-energized the brand name Fiberstars by aligning both the pool and commercial lighting sales organizations, including customer service, under the leadership of the new Vice President of Sales, Steve Gasperson.

•
undertook the global marketing of the business under the Energy Focus brand with the common goal of providing advanced high quality lighting energy solutions that positively impact our customers’ bottom line, the environment, and the communities we serve.

•
became eligible to market products to the federal government through its General Services Administration (“GSA”) website (www.GSAAdvantage.gov) and as of March 13, 2009, we have four product families, comprised of 18 individual products, currently listed on the website.

In November 2008, the United States Department of Energy named us an Energy Star Partner on selected products.  Energy Star is a joint program of the United States’ Environmental Protection Agency and Department of Energy helping Americans save money and protect the environment through energy efficient products and practices.  Also in November, the Defense Advanced Research Projects Agency (“DARPA”), through their Small Business Innovation Research (“SBIR”) Program, awarded us a contract to develop explosion proof LED fixtures.  In December, the DARPA SBIR Program awarded us an additional contract to develop berth lighting systems that will effectively reset a military service member’s natural body rhythms to artificially created environments.  These systems will be tested initially by the United States Navy.  The two DARPA SBIR contracts are for a total of $198,000.  Also in December, we installed high efficiency lighting fixtures to retrofit 100% of the high-bay lighting in a hangar deck on board an Arleigh Burke class Naval Destroyer.  This installation followed a yearlong demonstration on board naval vessels that replaced existing fluorescent, incandescent, and halogen lighting with various LED lighting solutions.

Results of Operations

Net Sales

Our sales breakdowns, by product lines, with EFO products as a separate line item, are as follows (in thousands):

Product Line Breakdown

	Year Ended December 31,
	2008	2007	2006
EFO	$10,888	$7,011	$5,316
Traditional Pool	5,034	9,002	11,958
Traditional Commercial Lighting	7,028	6,885	9,762
Total	$22,950	$22,898	$27,036

EFO sales reported in 2006 have been reclassified for comparability with EFO products included in 2008 and 2007.

Net sales increased less than 1% to $22,950,000 for the twelve months ended December 31, 2008.  The increase was primarily a result of a $2,281,000 increase in net sales by our European subsidiaries, as well as an increase of $1,569,000 in United States traditional and EFO commercial lighting and government EFO lighting sales.  These increases were offset by a $3,798,000 decrease in traditional pool and EFO pool lighting sales. During 2008, $1,292,000 of revenue was recognized from the delivery of certain milestones to E.I. DuPont de Nemours and Company as part of the Very High Efficiency Solar Cell (“VHESC”) Consortium being funded by DARPA.

Our net sales decreased 15.3% to $22,898,000 for the twelve months ended December 31, 2007, compared to $27,036,000 in 2006.

EFO sales were $10,888,000 for the twelve months ended December 31, 2008, or 47.4% of total net sales, compared to $7,011,000 for 2007 and $5,316,000 for 2006.  EFO sales in 2008, 2007, and 2006 include sales from EFO fiber optic lighting, EFO LED, EFO Controls, and EFO Government products.  In 2008, international sales increased significantly to exceed comparable 2007 and 2006 levels resulting from improved penetration of EFO in the Middle East and India construction markets.  However, deteriorating global economic conditions within the housing and construction industries did have an adverse impact on the magnitude of our continued expansion within the Middle East and India markets during the second half of 2008.

In 2007, net sales decreased by 15.3% to $22,898,000, compared to $27,036,000 in 2006.  The 2007 decrease was a result of lower sales of pool products, excluding EFO, of 24.7%, or $2,956,000, and commercial lighting products of 29.5%, or $2,877,000, which was partially offset by increased sales of EFO products of 31.9%, or $1,695,000.  The decrease in traditional pool lighting sales was due primarily to a decrease in sales from our in-ground and jazz lighting products.  The decrease in traditional commercial lighting sales was due to lower sales in the United States and Germany.

International Sales

We have foreign manufacturing operations in the United Kingdom and Germany, and revenue and expenses from these operations are denominated in local currency, thereby creating exposures to changes in exchange rates.  Fluctuations in these operations’ respective currencies may have an impact on our business, results of operations, and financial position.  We currently do not use financial instruments to hedge our exposure to exchange rate fluctuations with respect to our international operations.  As a result, we may experience substantial foreign currency translation gains or losses due to the volatility of other currencies compared to the United States dollar, which may positively or negatively affect our results of operations attributed to these operations.  International sales accounted for approximately 43.8% of net sales in 2008, as compared to 34.7% of net sales in 2007 and 30.6% in 2006.  The impact of changes in foreign currency exchange rates resulted in a reduction in reported net sales for 2008 of $406,000 from 2007 levels as compared to an increase in reported net sales for 2007 of $759,000 from 2006 levels.  On a local currency basis, net sales increased 27.4% for our international operations from 2007 levels.  The breakdown of our international sales is as follows (in thousands):

	Year Ended December 31
	2008	2007	2006
United States Domestic	$12,902	$14,949	$18,776
Germany	2,918	3,136	2,998
United Kingdom	6,764	4,265	4,817
Others	366	548	445
Total Sales	$22,950	$22,898	$27,036

Gross Profit

We had gross profit of $5,503,000 in 2008, a decrease of 12.4%, compared to $6,282,000 in 2007.  Total gross profit as a percentage of total net sales was 24.0% in 2008, compared to 27.4% in 2007.  Included in the 2008 gross profit is total expense in the amount of $1,071,000 related to our modification of the definition of slow-moving and obsolete inventory reserve.  Management deems this increase appropriate as technology within the lighting industry continues to accelerate.  Gross profit was also favorably impacted by a mid-year price increase within the commercial lighting business unit.  For 2009, we intend to continue to combat global economic pressures by focusing sales resources in new and existing market channels including food retailers, cold storage, and government facilities.  Further, we will continue to implement strategic sourcing and operational cost reductions on a global basis.  Selected price increases will also be implemented.

In 2007, we had gross profit of $6,282,000, compared to $7,785,000 in 2006. As a percentage of sales, the gross profit for 2007, was 27.4% compared to 28.8% in 2006.  Lower margins from commercial lighting and pool sales contributed towards much of the decline in 2007.

Operating Expenses
Research and Development

Gross research and development expenses were $3,083,000 in 2008, a 10.0% decrease from $3,424,000 in 2007. Gross research and development expenses were $3,424,000 in 2007, a 3.7% decrease from $3,556,000 in 2006.  The decrease in 2008 was primarily due to a $145,000 decrease in salaries and benefits, and a $195,000 decrease in project related costs.  The decrease in 2007 from 2006 levels was primarily due to a decrease in temporary labor and consultant fees of $369,000, offset by an increase in salaries and benefits of $193,000.  Our research and development expenses are reduced on a proportional performance basis under DARPA SBIR development contracts.  These contracts were signed in 2007, for a total of $1,500,000 to be reimbursed over the two-year life of the contracts.   The gross and net research and development spending along with credits from government contracts is shown in the following table (in thousands):

	Year ended December 31,
	2008	2007	2006
Gross R& D Expense and Government Reimbursement:
Gross Expenses for R&D	$3,083	$3,424	$3,556
Deduct: Incurred and Accrued Credits from Government Contracts	(895)	(517)	(1,215)
Net R&D Expenses	$2,188	$2,907	$2,341

Total Credits Received and Revenue Recognized on Government Projects:
Incurred and Accrued Credits from Government Contracts	$895	$517	$1,215
Revenue Recognized for Completed Deliveries	1,670	542	1,979
Net Credits Received and Revenue Recognized	$2,565	$1,059	$3,194

Credits received from government contracts for research for which we are the beneficiary during the fiscal year are recorded as a reduction to research and development expense.  The amount of credits incurred and accrued from government contracts were $895,000 in 2008, compared to $517,000 in 2007, and $1,215,000 in 2006.  Net research and development expenses were 9.5% of sales in 2008, compared to 12.7% of sales in 2007, and 8.7% in 2006.

When the government contract is for the delivery of a product or service, we recognize revenue from those government projects according to proportional performance method or actual deliveries made.  Costs related to the completion of the sale are charged to cost of sales.  In 2008, revenue recognized from completed deliveries was $1,670,000.  The revenue recognized for completed deliveries of products or services was $542,000 in 2007 and $1,979,000 in 2006.  For further information on our revenue recognition policy, please refer to “Critical Accounting Policies and Estimates” within this section of the report.

Net credits received from government reimbursement are the combination of revenue and credits against gross research and development costs.  In 2008, our net credits were $2,565,000, compared to $1,059,000 in 2007 and $3,194,000 in 2006.

Sales and Marketing

Sales and marketing expenses were $8,551,000 in 2008, compared to $9,789,000 in 2007, a decrease of 12.7%.  In 2008, sales and marketing expenses for pool lighting amounted to $2,149,000, or 25.1% of total sales and marketing cost, whereas sales and marketing expense for commercial lighting was $6,402,000, or 74.9% of total marketing costs.  The decrease in 2008 was primarily a result of a $693,000 decrease in salaries and benefits, a $406,000 decrease in advertising and trade show expenses, and a $133,000 decrease in expenses related to stock-based compensation.  Contributing to the overall decrease in salaries versus 2007 levels was the termination of the Vice President of Pool Lighting Sales, and the subsequent reorganization of the pool lighting, commercial lighting, and customer service organizations under new leadership.  This reorganization enabled us to re-energize the Fiberstars brand name under common leadership.  Further, we have aggressively recruited experienced energy solutions focused salespeople from leading firms in the industry, and have successfully hired a new Vice President of Sales and seasoned account executives.  These new employees, combined with our sales consultants, possess more than 211 years of energy solutions/business development experience.

In 2007, sales and marketing expenses were $9,789,000, an increase of less than 1.0% compared to the $9,774,000 in 2006.  In 2007, sales and marketing expenses for pool lighting amounted to $2,676,000, or 27.3% of total sales and marketing cost, whereas sales and marketing expense for commercial lighting was $7,113,000, or 72.7% of total marketing costs.   In 2006, sales and marketing expenses for pool lighting amounted to $3,087,000, or 31.6% of total sales and marketing cost, whereas sales and marketing expense for commercial lighting was $6,687,000, or 68.4% of total marketing costs.

General and Administrative

General and administrative expenses were 22.1% of sales in 2008, compared to 20.3% of sales in 2007, and 18.3% of sales in 2006. General and administrative expenses were $5,080,000 in 2008, a 9.2% increase, as compared to $4,651,000 in 2007.  This increase was largely a result of a $604,000 increase in salaries and benefits primarily due to the May 2008 appointment of our new Chief Executive Officer as well as the reclassification of certain executives out of manufacturing and research and development.  Also causing the increase was a $95,000 increase in audit and legal service fees and a $71,000 increase in travel expenses.  These increases were offset by reductions in temporary labor and consulting fees, professional service fees, and bad debt expense.

General and administrative expenses were $4,651,000 in 2007, a 6.2% decrease, as compared to $4,956,000 in 2006.  This decrease was largely a result of a $241,000 decrease in stock-based compensation compared to 2006, as well as management’s efforts to reduce overall costs.

General and administrative cost reduction efforts during 2007 were offset by a one-time charge of $409,000 for severance, $172,000 of which was in the general and administrative expenses category.  The rest of the severance expenses were related to other line items such as sales and marketing and restructuring expenses.  In 2007, we also incurred a non-recurring general and administrative charge of $342,000 in the third quarter for bad debts which was due to a change in policy for calculating the reserve.  Without these two non-recurring charges, the general and administrative expenses for 2007 would have been $4,137,000, a decrease of 16.5% from 2006.

In the fourth quarter of 2008, as a result of our annual test for impairment required under SFAS 142, and based on an assessment of its present and future operations, we recognized a non-cash expense of $4,305,000 for the impairment of our goodwill.  The goodwill was originally recorded at the time of the acquisitions of Fiber Optic International, Crescent Lighting Limited, LBM Lichleit-Fasertechnik, Unison Fiber Optic Lighting Systems, and Lightly Expressed Limited.  As of December 31, 2008, we have no remaining goodwill on our books.  There was no impairment of goodwill in 2007 or 2006.

The restructuring expenses in 2007 were $456,000, compared to $734,000 in 2006, a decrease of 37.9%. The 2007 cost is associated with relocating the fiber production operation from Mexico to Solon, Ohio.  The 2006 restructuring costs were for the relocation of the corporate headquarters from Fremont, California to Solon, Ohio.

Excluding the non-cash loss on impairment charge of $4,305,000 in 2008, total operating expenses decreased $1,984,000, or 11.1%, from 2007 levels.

Other Income and Expenses

We had interest income of $208,000 and interest expense of $198,000 in 2008.  Interest income consists of interest earned on deposits.  Interest expense is for bank interest on our line of credit, equipment loans, and on a building loan for our corporate office in Germany.  Our interest income was $605,000 in 2007, compared to $760,000 in 2006.  Our interest expense was $321,000 in 2007, compared to $277,000 in 2006.

We have certain long-term leases.  Payments due under these leases are disclosed below and in Note 8 in the Consolidated Financial Statements and related notes included elsewhere in this report.

Income Taxes

We have a full valuation allowance against our United States and German deferred tax assets. The net deferred tax assets for 2008 amounted to $15,000 and were for our United Kingdom subsidiary, which reported income in 2008 and has been profitable prior to 2007.  The income tax benefit from the United States operations in 2008 relates to the reversal of the 2007 deferred tax liability of $252,000 for goodwill as a result of the book impairment.  There were no Federal tax expenses for the United States operations in 2008, as any expected benefits were offset by an increase in the valuation allowance.  A tax provision of $2,000 was recorded for our United Kingdom operation, and no tax benefits were recorded for the 2008 German operations loss.

For 2007, we had a full valuation allowance against our deferred tax assets in the United States and Germany.  There was a tax expense of $13,000 for our U.K. operations in 2007. There were no tax expenses or benefits for our German operations.  In 2007, all expected benefits were offset by an increase in our valuation allowance.  We had a tax expense of $177,000 in the United States, resulting from a tax liability associated with tax treatment for goodwill.

For 2006, we had a full valuation allowance against our deferred tax assets in the United States and Germany.  There was no operating statement tax expense or benefit for our German operation in 2006 as any expected benefit was offset by an increase in our valuation allowance.  We had a tax expense of $75,000 in the United States resulting from a tax liability associated with the tax treatment for goodwill. In addition we had a $38,000 tax expense shown for 2006 is a result of tax expense for our United Kingdom operations which experienced a profit for 2006.

Net Loss

The net loss was $14,448,000, an increase of 27.7% from our net loss of $11,317,000 in 2007.  Included in the 2008 net loss is total expense in the amount of $1,071,000 related to our increase in slow-moving and obsolete inventory reserves.  Also included in the 2008 net loss is a non-cash expense of $4,305,000 for the impairment of our goodwill.

For 2007, the net loss of $11,317,000 was an increase of 17.3% compared to the net loss of $9,650,000 in 2006.

Liquidity and Capital Resources

Cash and Cash Equivalents

At December 31, 2008, our cash and cash equivalents were $10,568,000, compared to $8,412,000 at December 31, 2007.  We had $245,000 in long-term borrowings and $1,958,000 in short-term borrowings as of December 31, 2008.  We had $314,000 in long-term borrowings and $2,885,000 in short-term borrowings as of December 31, 2007.

On March 14, 2008, we received an additional $9,335,000 in equity financing, net of expenses.  The investment was made by several current Energy Focus shareholders.  These investors agreed to an at-market purchase of approximately 3,184,000 units for $3.205 per unit, based on the closing bid price of Energy Focus common shares on March 13, 2008 of $3.08.  Each unit comprised one share of our common stock, par value $0.0001 per share, and one warrant to purchase one share of our common stock at an exercise price of $3.08 per share.  The warrants were immediately separable from the units, immediately exercisable, and will expire March 14, 2013.  This additional financing is being used to fund working capital requirements and perform additional research and development.

Cash Used in Operating Activities

Net cash used by operating activities primarily consists of net loss adjusted by non-cash items, including depreciation, amortization, stock-based compensation, loss on impairment, and the effect of changes in working capital.  Cash decreased during 2008, by a net loss of $14,448,000, compared to net losses of $11,317,000 and $9,650,000 for 2007, and 2006 respectively.  After adjustments, net cash used by operating activities was $5,830,000 in 2008, compared to $7,502,000 for 2007 and $7,184,000 in 2006.

Our efforts to manage working capital provided cash of $1,601,000, net of the increase in inventory reserve, during 2008 by reducing accounts receivable and inventory, as well as an increase in accounts payable and accrued expenses.  In 2007, cash in the amount of $3,501,000 was provided by reducing accounts receivable and inventory, offset by a use of $2,365,000 of cash by decreasing accounts payable and accrued expenses.

Cash (Used in) Provided by Investing Activities

In 2008, there was a usage of cash of $395,000 for the purchase of fixed assets.  There was a net contribution of cash of $11,842,000 in 2007, largely due to net sales of short-term securities totaling $12,351,000.  In 2006, the contribution of cash was $2,058,000, also due to net sales of short-term investments totaling $5,761,000, partially offset by the acquisition of fixed assets of $3,703,000.

Cash Provided by Financing Activities

In 2008, the net contribution to cash from financing activities was $8,493,000, compared to $407,000 in 2007 and $2,908,000 in 2006. Proceeds from stock issuances, net of expenses, provided $9,335,000 in cash in 2008.  Also in 2008, additional bank borrowings of $5,633,000 were reduced by debt payments of $6,608,000.  In 2007, proceeds from issuances provided $964,000 in cash, and additional bank borrowings of $289,000 were reduced by debt payments of $908,000.  During 2006, the net cash contribution was due to our receipt of $2,686,000 in proceeds from bank borrowings, of which $1,609,000 was used to finance the purchase of manufacturing equipment.

As a result of the cash used in operating and financing activities, and the cash provided by investing activities, there was a net increase in cash in 2008 of $2,156,000 that resulted in an ending cash balance of $10,568,000 as of December 31, 2008.  This compares to a net increase in cash of $4,707,000 in 2007, resulting in an ending cash balance of $8,412,000 at the end of 2007, and a net decrease in cash of $1,849,000 in 2006, resulting in an ending cash balance of $3,705,000 at the end of 2006.

Effective October 15, 2008, we entered into a one year credit agreement with Silicon Valley Bank (“SVB”)  incorporating a $4,000,000 revolving line of credit which replaced all existing facilities including the United States term loans.  This new line of credit includes a $1,500,000 sub-limit for cash management products, letters of credit, and foreign exchange.  Under this new agreement, all domestic existing term loans and revolving credit lines were repaid and funded by this new borrowing arrangement.  The amount of borrowing available to us is the lesser of $4,000,000 or the sum of the following:

•	up to a 75% advance rate against eligible accounts receivable, as defined by the agreement,
•	up to 50% of our cash balance in deposit at SVB, capped at $1,500,000, and
•	up to a 75% advance rate against eligible Early Buy accounts receivable, as defined by the agreement, capped at $500,000.

Borrowings under this agreement are collateralized by our assets, including intellectual property and bears interest at the SVB Prime Rate plus 1.00%.  If we terminate the facility prior to maturity, we will be required to pay a 1.00% termination fee.  We are required to maintain 85% of our cash and cash equivalents in operating and investment accounts with SVB and its affiliates.  We are required to comply with certain covenant requirements, including a tangible net worth covenant.  As of December 31, 2008, we were not in compliance with the tangible net worth covenant requirement.  At December 31, 2008, the interest rate was 5.00%, and we had borrowings under the line of credit of $1,776,000, and available borrowings of $263,000.

Effective January 31, 2009, we entered into a First Loan Modification and Forbearance Agreement with SVB which modified the one year credit agreement entered into on October 15, 2008.  This modification to the terms of the 2008 credit agreement states that borrowings are collateralized by our assets, including intellectual property and bears interest at the SVB Prime Rate plus 1.50%.  SVB also agreed to forebear from exercising its rights and remedies against us as a result of violating its tangible net worth covenant as of December 31, 2008.  We are currently working with SVB to revise our tangible net worth covenant.

For 2007, our bank line of credit in the United States was based on an agreement with SVB dated August 15, 2005.  It was amended on July 25, 2008, and on September 15, 2008.  The most recent amendment extended the credit agreement through October 15, 2008.  The total credit facility was for $5,000,000 and incorporated both a revolving line of credit and term loan.  The interest rate was 7.75% at December 31, 2007.  The rate was the same for both the term loan and line of credit.  Borrowings under the SVB Agreement were collateralized by our assets and intellectual property.  Specific borrowings under the revolver were tied to accounts receivable, and we were required to comply with certain covenants with respect to effective net worth and financial ratios.  We had borrowings under the revolving line of credit of $973,000 at December 31, 2007, which was classified as a current liability.  We had total borrowings of $1,672,000 under the term loan portion of the agreement as of December 31, 2007, which was classified as a current liability. We paid an unused line fee of 0.25% against any unused daily balance during the year.

Through our subsidiary in the United Kingdom, we maintain a bank overdraft facility of $365,000 (in British pounds sterling, based on the exchange rate at December 31, 2008) under an agreement with Lloyds Bank Plc.  There were no borrowings against this facility as of December 31, 2008 or December 31, 2007.  The facility is renewed annually on January 1. The interest rate on the facility was 7.25% at December 31, 2008, and 7.75% at December 31, 2007.

Through our German subsidiary, we maintain a credit facility under an agreement with Sparkasse Neumarkt Bank.  This credit facility was put in place to finance the building of offices in Berching, Germany, which are owned and occupied our German subsidiary.  In November, 2008, we began discussions with Sparkasse Neumarkt Bank related to the restructuring of the current credit facility.  It was agreed that additional investment in our German subsidiary would be made in 2009 as a precondition to maintaining the current facility structure.  As of December 31, 2008, we had borrowings of $299,000 (in Euros, based on the exchange rate at December 31, 2008) and $368,000 as of December 31, 2007 (in Euros, based on the exchange rate at December 31, 2007) against this credit facility, due December, 2013.  The interest rate was 5.49% at December 31, 2008 and December 31, 2007.  In addition, the company’s German subsidiary has a revolving line of credit for $209,000 (in Euros, based on the exchange rate at December 31, 2008) with Sparkasse Neumarkt Bank.  As of December 31, 2008, there were borrowings against this facility of $128,000 (in Euros, based on the exchange rate at December 31, 2008), compared to $186,000 at December 31, 2007 (in Euros, based on the exchange rate at December 31, 2007).  The revolving facility is renewed annually on January 1.  Interest rates on this line of credit were 11.00% at December 31, 2008 and 10.75% at December 31, 2007.  At December 31, 2008, the $128,000 revolving line of credit is a current liability.

Contractual Obligations

The following summarizes our contractual obligations as of December 31, 2008, consisting of current and future payments for borrowings by our German subsidiary, borrowings under a credit agreement in the United States, and minimum lease payments under operating leases, as well as the effect that these obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Borrowings by German Subsidiary	Borrowings under USA Credit Agreement	Non- Cancelable Operating Leases

2009	$182	$1,776	$767
2010	57	—	724
2011	61	—	201
2012	64	—	49
Thereafter	63	—	190
	$427	$1,776	$1,931

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2008 or 2007.

Going Concern

We have incurred losses which have been attributable to operational performance, restructuring, and other charges such as the impairment of goodwill, which has led to negative cash flows and violations of bank debt compliance.  Further, we have not historically met management budgetary forecasts.  We have managed our liquidity during this time through a series of cost reduction initiatives, bank lines of credit borrowings, and capital market transactions.  However, the global credit market crisis has had a dramatic effect on our industry and customer base.  The recession in the United States and Western Europe and the slowdown of economic growth in the rest of the world has created a business environment where it is substantially more difficult to obtain equity funding and additional non-equity financing.  Furthermore, this environment has resulted in an increased risk of customer payment defaults.    Our liquidity position, as well as our operating performance, was negatively affected by these economic and industry conditions and by other financial and business factors, many of which are beyond our control.

Management acknowledges that sustaining our historical level of cash utilization is not conducive to remaining a viable entity in this environment, and is in the process of aggressively transforming our business into a turnkey, comprehensive energy-efficient lighting solutions provider.  In addition, management continues to aggressively reduce costs, as evidenced in the $1,984,000 decrease in operating expenses, excluding loss on impairment in 2008, from 2007 levels.  These cost reductions have been achieved while simultaneously realigning and expanding our sales and marketing organization.  In this regard, we have been very successful in hiring highly experienced salespeople from leading “Fortune 500” firms including our new Vice President of Sales.  Further, we have aligned our entire engineering and research and development organization around sales and marketing to expedite new product introductions into our served available markets.  This realignment is readily evidenced by the 2008 introduction of multiple new products including;

•	MR-16 halogen replacement bulbs,
•	LED Cold Storage Globe lamps,
•	LED Lamps and Fixtures (“PAL”),
•	LED Light Rails,
•	LED Docklights,
•	HID High Bay Fixtures,
•	Fluorescent fixtures, and
•	Compact Fluorescent Light Bulbs

Lastly, we expect to continue our on-going leadership role in the United States government’s Very High Efficiency Solar Cell (“VHESC”) Consortium sponsored by the Defense Advanced Research Projects Agency (“DARPA”) where we expect to be able to commercialize a solar cell technology that will significantly surpass current solar efficiencies ranging from 6% - 20%.  Our proven optics technology has already shown the ability to achieve approximately 40% efficiency in a laboratory environment and we believe that this efficiency, or greater, can be achieved on a cost-effective, commercially-viable scale.

Although we are optimistic about obtaining the funding necessary for us to continue as a going concern through internal means, there can be no assurances that this objective will be successful.  Therefore, in the event that our cash reserves and bank lines of credit are deemed by management to not be sufficient to continue to fund operations throughout 2009, we will aggressively pursue one or more of the following external funding sources:

•	obtain loans and/or grants available through federal, state, and/or local governmental agencies,
•	obtain loans and/or grants from various financial institutions,
•	obtain loans from non-traditional investment capital organizations,
•	sale and/or disposition of one or more operating units, and
•	obtain funding from the sale of our common stock or other equity instruments.

Obtaining financing through the above mentioned mechanisms contain risks, including:

•	government stimulus and/or grant money is not allocated to us despite our focus on the design, development, and manufacturing of energy efficient lighting systems,
•
loans or other debt instruments may have terms and/or conditions, such as interest rate, restrictive covenants, and control or revocation provisions, which are not acceptable to management or our Board of Directors,

•	the current global economic crisis combined with our current financial condition may prevent us from being able to obtain any debt financing,
•	financing may not be available for parties interested in pursuing the acquisition of one or more of our operating units, and
•	additional equity financing may not be available to us in the current economic environment and could lead to further dilution of shareholder value for current shareholders of record.

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
Critical accounting policies, judgments, and estimates that we believe have the most significant impact on our financial statements are set forth below:

•	Revenue recognition;
•	Allowances for doubtful accounts, returns and discounts;
•	Long-lived assets;
•	Valuation of inventories;
•	Accounting for income taxes; and
•	Share-Based compensation.

Revenue Recognition

Revenue is recognized when it is realized or realizable, has been earned, and when all of the following has occurred:

•	persuasive evidence or an arrangement exists, e.g., a sales order, a purchase order, or a sales agreement,
•	shipment has occurred (the standard shipping term is F.O.B. ship point) or services provided on a proportional performance basis or installation have been completed,
•	price to the buyer is fixed or determinable, and
•	collectability is reasonably assured.

Revenue from product sale generally is recognized upon shipping because of the following:

•	all sales made by the company to its customer base are non-contingent, meaning that they are not tied to that customer’s resale of products,
•	standard terms of sale contain shipping terms of F.O.B. ship point, meaning that title is transferred when shipping occurs, and
•	there are no automatic return provisions that allow the customer to return the product in the event that the product does not sell within a defined timeframe.

Revenue from installation services, including design and integration services and other services (where product sales are not incorporated into the contract), is recognized upon the following:

•
proportional performance method using the ratio of labor cost incurred to the total final estimated labor cost. Under this method, revenue recognized reflects the portion of anticipated revenue that has been earned.

Revenue from product sales that incorporate specifically defined installation services is recognized as follows:

•	product sale at completion of installation and
•	installation service at completion of installation.

We warrant our products against defects or workmanship issues.  We set up allowances for estimated returns, discounts, and warranties upon recognition of revenue and these allowances are adjusted periodically to reflect actual and anticipated returns, discounts, and warranty expenses.  These allowances are based on past history and historical trends, current economic conditions, and contractual terms.  Our distributor’s obligation to us is not contingent upon the resale of our products and as such does not prohibit revenue recognition.

Allowances for Doubtful Accounts, Returns, and Discounts

We establish allowance for doubtful accounts and returns for probable losses, based on past history, current economic conditions, and contractual terms.  The specific components are as follows:

•	Allowance for doubtful accounts for accounts receivable, and
•	Allowance for sales returns.

In 2008, the total allowance was $486,000, with $356,000 related to accounts receivable and $130,000 related to sales return.  In 2007, the total allowance had a balance of $848,000 with $698,000 related to accounts receivable and $150,000 related to sales return.

The company reviews these allowance accounts periodically and adjusts them according to current conditions.

Long-lived Assets

Goodwill represents the excess of acquisition cost over the fair value of tangible and identified intangible net assets of the businesses acquired. Goodwill is not amortized but is subjected to an annual impairment test.  Fixed assets are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets (two to fifteen years).  Leasehold improvements are amortized on a straight-line basis over their estimated useful lives or the lease term, whichever is shorter, generally three to seven years.  When events or changes in circumstances indicate that assets may be impaired, an evaluation is performed comparing the estimated future undiscounted cash flows associated with the asset to the asset’s carrying amount to determine whether a write-down to market value or discounted cash flow is required.

We performed our annual goodwill impairment test at December 31, 2008.  The impairment test first utilized a market capitalization methodology to calculate the fair value of our goodwill as of the test date, which was less than its respective carrying value, indicating impairment.  As a result, we performed Step two of our impairment analysis.  Based on the results of the impairment test, we recorded a non-cash impairment charge for goodwill of $4,305,000 in the fourth quarter of 2008, which represents the entire carrying balance of goodwill, net of foreign currency translation.

Valuation of Inventories

We state inventories at the lower of standard cost (which approximates actual cost determined using the first-in-first-out method) or market.  We establish provisions for excess and obsolete inventories after evaluation of historical sales, current economic trends, forecasted sales, product lifecycles, and current inventory levels.  During 2008, 2007, and 2006, we charged $1,503,000, $677,000, and $868,000, respectively, to cost of sales for excess and obsolete inventories.  Included in 2008 is total expense in the amount of $1,071,000 related to our modification of the definition of slow-moving and obsolete inventory reserve.  Management deems this increase appropriate as technology developments within the lighting industry continues to accelerate.  Adjustments to our estimates, such as forecasted sales and expected product lifecycles, could harm our operating results and financial position.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income tax liability in each of the jurisdictions in which we do business.  This process involves estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items, such as deferred revenues, for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet.  We then must assess the likelihood that these deferred tax assets will be recovered from future taxable income and, to the extent that we believe that recovery is not certain or is unknown; we must establish a valuation allowance.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets.  At December 31, 2008, we have recorded a full valuation allowance against our deferred tax assets in the United States and Germany, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward. The valuation allowance is based upon our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable.

Share-Based Payments

In December 2004, the FASB issued FAS No. 123 (revised 2004) or FAS 123(R), “Share-Based Payments.” FAS 123(R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees. The company has applied FAS 123(R) using the modified prospective method.  Under this method, we are required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment” (SAB 107), which provides interpretive guidance related to the interaction between FAS 123(R) and certain SEC rules and regulations.  It also provides the SEC staff’s views regarding valuation of share based payment arrangements.  The application of FAS 123(R) with SAB 107 had the effect of increasing stock-based compensation expense and reducing earnings by $715,000 in 2008, $877,000 in 2007, and $1,118,000 in 2006.

We measure all employee stock-based awards as an expense based on the grant-date fair value of these awards.  The fair value of options is estimated using the Black-Scholes option pricing model.  Weighted average assumptions used in the model include the expected life of the options, volatility, and risk-free interest rate.  The estimated expected life of the option is calculated based on the contractual life of the option, the vesting life of the option, and historical exercise patterns of vested options.  The volatility estimates are calculated using historical pricing experience.

Recently Issued Accounting Pronouncements

Accounting Pronouncements Pending Adoption at December 31, 2008

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (FAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  This guidance applies only when other guidance requires or permits assets or liabilities to be measured at fair value; it does not expand the use of fair value in any new circumstances.  FAS 157 was effective for fiscal years beginning after November 15, 2007 (effective January 1, 2008, for our company).  In February 2008, the FASB issued Staff Position FAS 157-1, which provides that FAS 157 does not apply under FAS 13, “Accounting for Leases,” and other accounting pronouncements that address fair value measurements for leases.  We adopted the financial assets and liabilities portion of this FASB and it had no effect.  In February 2008, the FASB also issued Staff Position FAS 157-2, which delays the effective date of FAS 157 for all nonfinancial assets and liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  For items within the scope of Staff Position FAS 157-2, the effective date will be for fiscal years beginning after November 15, 2008 (January 1, 2009, for our company).  Early adoption of FAS 157 for nonfinancial assets and liabilities within the scope of the new guidance is permitted.  Management is evaluating the effect that this guidance may have on our overall financial position or results of operations and we do not anticipate that it will have a significant impact.

In December 2007, the FASB issued FAS No. 141(R), “Business Combinations” (FAS 141(R)). The new pronouncement requires the acquiring entity in a business combination to recognize only the assets acquired and liabilities assumed in a transaction (e.g., acquisition costs must be expensed when incurred), establishes the fair value at the date of acquisition as the initial measurement for all assets acquired and liabilities assumed, and requires expanded disclosures.  FAS 141(R) will be effective for fiscal years beginning after December 15, 2008 (January 1, 2009, for our company).  Early adoption is prohibited.  Management is evaluating the effect that this guidance may have on our overall financial position or results of operations and we do not anticipate that it will have a significant impact.

In December 2007, the FASB issued FAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (FAS 160).  The new pronouncement requires all entities to report non-controlling (minority) interests in subsidiaries as a component of shareholders’ equity.  FAS No. 160 will be effective for fiscal years beginning after December 15, 2008 (January 1, 2009, for our company).  Early adoption is prohibited.  Management is evaluating the effect that this guidance may have on our overall financial position or results of operations and we do not anticipate that it will have a significant impact.

Accounting Pronouncements Adopted in 2008

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (FAS 159). This guidance provides an option to selectively report financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  FAS No. 159 was effective for fiscal years beginning after November 15, 2007 (effective January 1, 2008, for our company).  We have elected to not apply this fair value option to any of our existing assets or liabilities.  However, we may adopt this guidance for assets or liabilities in the future as permitted under FAS No. 159.

Item 7A. Qualitative and Quantitative Disclosures About Market Risk

As of December 31, 2008, we had $604,000 in cash held in foreign currencies based on the exchange rates at December 31, 2008.  The balances for cash held overseas in foreign currencies are subject to exchange rate risk.  We have a policy of maintaining cash balances in local currencies unless an amount of cash occasionally is transferred in order to repay inter-company debts.

As of December 31, 2008, we had borrowings of $128,000 (in Euros, based on the exchange rate at December 31, 2008) against a credit facility secured by real property owned by our German subsidiary.  As of December 31, 2007, we had $186,000 (in Euros, based on the exchange rate at December 31, 2007) borrowed against this credit facility.

Item 8.  Financial Statements and Supplementary Data

TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Energy Focus, Inc.

We have audited the accompanying consolidated balance sheets of Energy Focus, Inc. (a Delaware corporation) and subsidiaries (collectively the “Company”) as of December 31, 2008 and 2007 and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008.  Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15 (a)(2).  These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Energy Focus, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company incurred a net loss of $14,448,000 during the year ended December 31, 2008, negative cash flows from operations of $5,830,000 and, the Company’s cash on-hand was $10,568,000 as of December 31, 2008.  In addition as discussed in Note 7, the Company’s line of credit is due in 2009.  These factors, among others, as discussed in Note 2 to the financial statements raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GRANT THORNTON LLP

Cleveland, Ohio
March 30, 2009

ENERGY FOCUS, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31,
(amounts in thousands except share and per share amounts)

	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$10,568	$8,412
Accounts receivable trade, net of allowances for doubtful accounts of $356 in 2008 and $698 in 2007	2,668	3,698
Inventories, net	5,539	6,888
Prepaids and other current assets	276	393
Total current assets	19,051	19,391

Fixed assets, net	4,459	5,336
Goodwill, net	—	4,359
Other assets	142	39
Total assets	$23,652	$29,125

LIABILITIES
Current liabilities:
Accounts payable	$2,767	$2,277
Accruals and other current liabilities	1,621	1,473
Deferred revenue	191	244
Credit line borrowings	1,904	1,159
Current portion of long-term bank borrowings	54	1,726
Total current liabilities	6,537	6,879
Other deferred liabilities	81	62
Deferred tax liabilities	—	252
Long-term bank borrowings	245	314
Total liabilities	6,863	7,507
SHAREHOLDERS’ EQUITY
Preferred stock, par value $0.0001 per share:
Authorized: 2,000,000 shares in 2008 and 2007
Issued and outstanding: no shares in 2008 and 2007
Common stock, par value $0.0001 per share:
Authorized: 30,000,000 shares in 2008 and 2007
Issued and outstanding: 14,835,000 shares in 2008 and 11,623,000 shares in 2007	1	1
Additional paid-in capital	65,865	55,682
Accumulated other comprehensive income	251	815
Accumulated deficit	(49,328)	(34,880)
Total shareholders’ equity	16,789	21,618
Total liabilities and shareholders’ equity	$23,652	$29,125

The accompanying notes are an integral part of these financial statements

ENERGY FOCUS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31,
(amounts in thousands except per share amounts)

	2008	2007	2006
Net sales	$22,950	$22,898	$27,036
Cost of sales	17,447	16,616	19,251
Gross profit	5,503	6,282	7,785
Operating expenses:
Gross research and development	3,083	3,424	3,556
Deduct credits from government contracts	(895)	(517)	(1,215)
Net research and development expense	2,188	2,907	2,341
Sales and marketing	8,551	9,789	9,774
General and administrative	5,080	4,651	4,956
Loss on impairment	4,305	—	—
Restructuring expenses	—	456	734
Total operating expenses	20,124	17,803	17,805
Loss from operations	(14,621)	(11,521)	(10,020)
Other income (expense):
Other income (expense)	(87)	110	—
Interest income	10	284	483
Net loss before income taxes	(14,698)	(11,127)	(9,537)
Benefit from (provision for) income taxes	250	(190)	(113)
Net loss	$(14,448)	$(11,317)	$(9,650)
Net loss per share—basic and diluted	$(1.02)	$(0.98)	$(0.85)
Shares used in per share calculation—basic and diluted	14,182	11,500	11,385

The accompanying notes are an integral part of these financial statements.

ENERGY FOCUS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the years ended December 31,
(amounts in thousands)

	2008	2007	2006
Net loss	$(14,448)	$(11,317)	$(9,650)
Other comprehensive income:
Foreign currency translation adjustments	(564)	283	507
Net unrealized (loss) gain on securities	—	(69)	53
Comprehensive loss	$(15,012)	$(11,103)	$(9,090)

The accompanying notes are an integral part of these financial statements.

ENERGY FOCUS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31, 2008, 2007, and 2006
(amounts in thousands)

					Notes	Accumulated	Retained
			Additional	Unearned	Receivable	Other	Earnings
	Common Stock		Paid-in	Stock-Based	from	Comprehensive	(Accumulated
	Shares	Amount	Capital	Compensation	Shareholder	Income	Deficit)	Total
Balances, December 31, 2005	11,270	$1	$52,514	$(397)	$(62)	$41	$(13,913)	$38,184

Reclassification of unearned stock-based compensation upon FAS-123r adoption			(397)	397				-

Additional costs from 2005 S-3 filing			(45)					(45)

Exercise of common stock warrants	14		62					62

Exercise of common stock options	106		563					563

Issuance of common stock under employee stock option purchase plan	4		26					26

Note receivable from shareholder					62			62
Stock-based compensation			1,118					1,118

Net unrealized gain on securities						53		53

Foreign currency translation adjustment						507		507

Net loss							(9,650)	(9,650)
Balances, December 31, 2006	11,394	$1	$53,841	$-	$-	$601	$(23,563)	$30,880

Exercise of common stock warrants	86		295					295

Exercise of common stock options	140		651					651

Issuance of common stock under employee stock option purchase plan	3		18					18
Stock-based compensation			877					877

Net unrealized gain on securities						(69)		(69)
Foreign currency translation adjustment						283		283

Net loss							(11,317)	(11,317)
Balances, December 31, 2007	11,623	$1	$55,682	$-	$-	$815	$(34,880)	$21,618

Private investment public equity, net of expenses of $255	3,184		9,335					9,335

Exercise of common stock options	23		126					126

Issuance of common stock under employee stock option purchase plan	5		7					7
Stock-based compensation			715					715

Foreign currency translation adjustment						(564)		(564)

Net loss							(14,448)	(14,448)
Balances, December 31, 2008	14,835	$1	$65,865	$-	$-	$251	$(49,328)	$16,789

The accompanying notes are an integral part of these financial statements.

ENERGY FOCUS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,
(amounts in thousands)

	2008	2007	2006
Cash flows from operating activities:
Net loss	$(14,448)	$(11,317)	$(9,650)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on impairment of goodwill	4,305	—	—
Depreciation	1,233	1,236	1,197
Stock-based compensation	715	877	1,118
Unrealized loss (gain) from marketable securities	—	69	(53)
Gain (loss) on sale of fixed asset	1	(1)	—
Deferred taxes	(255)	177	63
Deferred revenue	(53)	244	—
Changes in assets and liabilities:
Accounts receivable, trade	825	2,554	278
Inventories	1,037	947	351
Prepaid and other current assets	108	(54)	558
Other assets	(112)	131	(99)
Accounts payable	553	(1,942)	1,510
Accruals and other current liabilities	261	(423)	(2,457)
Total	8,618	3,815	2,466
Net cash used in operating activities	(5,830)	(7,502)	(7,184)
Cash flows from investing activities:
Sale of short-term investments	—	49,441	114,595
Purchase of short-term investments	—	(37,090)	(108,834)
Proceeds from sale of fixed assets	—	33	—
Acquisition of fixed assets	(395)	(542)	(3,703)
Net cash (used in) provided by investing activities	(395)	11,842	2,058
Cash flows from financing activities:
Proceeds from issuances of common stock	9,335	—	—
Proceeds from exercise of stock options	133	964	651
Repayment of loan made to shareholder	—	—	62
Proceeds from credit line borrowings	5,633	129	1,077
Proceeds from long-term borrowings	—	160	1,609
Payments of credit line borrowings	(4,882)	(107)	—
Payments of long-term borrowings	(1,726)	(801)	(491)
Other liabilities	—	62	—
Net cash provided by financing activities	8,493	407	2,908
Effect of exchange rate changes on cash	(112)	(40)	369
Net increase (decrease) in cash and cash equivalents	2,156	4,707	(1,849)
Cash and cash equivalents, beginning of year	8,412	3,705	5,554
Cash and cash equivalents, end of year	$10,568	$8,412	$3,705
Supplemental Information
Interest Paid	$198	$334	$248
Non-cash investing activities:
Fully depreciated assets disposed of	$35	$205	$79

The accompanying notes are an integral part of these financial statements.

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007, and 2006

1.	Nature of Operations

Energy Focus Inc. and subsidiaries (“the company”) design, develop, manufacture, market, and install lighting systems and customer specific energy efficient lighting solutions for a wide-range use in both the general commercial market and the pool market.  The company’s lighting technology offers significant energy savings, heat dissipation and maintenance cost benefits over conventional lighting for multiple applications.  The company’s solutions include fiber optic (“EFO”), light-emitting diode (“LED”), ceramic metal halide (“CMH”), high-intensity discharge (“HID”), and other highly energy efficient lighting technologies.  The company’s strategy also incorporated continued investment in research into new and emerging energy sources including, but not limited to, solar energy.  Typical savings of current technology averages 80% in electricity costs, while providing full-spectrum light closely simulating daylight colors.

2.	Summary of Significant Accounting Policies

The significant accounting policies of Energy Focus, which are summarized below, are consistent with generally accepted accounting principles and reflect practices appropriate to the business in which it operates.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Estimates include, but are not limited to, the establishment of reserves for accounts receivable, sales returns, inventory obsolescence, and warranty claims; the useful lives for property, equipment, and intangible assets; and stock-based compensation.  Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts have been reclassified to be consistent with the current year presentation.

Basis of Presentation

The consolidated financial statements (“financial statements”) include the accounts of the company and its subsidiaries, Crescent Lighting Limited located in the United Kingdom and LBM Lichtleit-Fasertechnik (“LBM”) located in Germany.  All significant inter-company balances and transactions have been eliminated.

Going Concern

The accompanying financial statements have been prepared assuming that the company will continue as a going concern.  The company has incurred losses over the last several years which have been attributable to operational performance, restructuring, and other charges such as the impairment of goodwill, which has led to negative cash flows and violations of bank debt compliance.  Further, the company has not historically met management budgetary forecasts.  The company has managed its liquidity during this time through a series of cost reduction initiatives, bank lines of credit borrowings, and capital market transactions.  However, the global credit market crisis has had a dramatic effect on its industry and customer base.  The recession in the United States and Western Europe and the slowdown of economic growth in the rest of the world has created a business environment where it is substantially more difficult to obtain equity funding and additional non-equity financing.  Furthermore, this environment has resulted in an increased risk of customer payment defaults.    The company’s liquidity position, as well as its operating performance, was negatively affected by these economic and industry conditions and by other financial and business factors, many of which were beyond its control.

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007, and 2006

Management acknowledges that sustaining our historical level of cash utilization is not conducive to remaining a viable entity in this environment, and is in the process of aggressively transforming our business into a turnkey, comprehensive energy-efficient lighting solutions provider.  In addition, management continues to aggressively reduce costs, as evidenced in the $1,984,000 decrease in operating expenses, excluding loss on impairment in 2008, from 2007 levels.  These cost reductions have been achieved while simultaneously realigning and expanding our sales and marketing organization.  In this regard, we have been very successful in hiring highly experienced salespeople from leading “Fortune 500” firms including our new Vice President of Sales.  Further, we have aligned our entire engineering and research and development organization around sales and marketing to expedite new product introductions into our served available markets.  This realignment is readily evidenced by the 2008 introduction of multiple new products including;

•	MR-16 halogen replacement bulbs,
•	LED Cold Storage Globe lamps,
•	LED Lamps and Fixtures (“PAL”),
•	LED Light Rails,
•	LED Docklights,
•	HID High Bay Fixtures,
•	Fluorescent fixtures, and
•	Compact Fluorescent Light Bulbs

Lastly, we expect to continue our on-going leadership role in the United States government’s Very High Efficiency Solar Cell (“VHESC”) Consortium sponsored by the Defense Advanced Research Projects Agency (“DARPA”) where we expect to be able to commercialize a solar cell technology that will significantly surpass current solar efficiencies ranging from 6% - 20%.  Our proven optics technology has already shown the ability to achieve approximately 40% efficiency in a laboratory environment and we believe that this efficiency, or greater, can be achieved on a cost-effective, commercially-viable scale.

Although we are optimistic about obtaining the funding necessary for us to continue as a going concern through internal means, there can be no assurances that this objective will be successful.  Therefore, in the event that our cash reserves and bank lines of credit are deemed by management to not be sufficient to continue to fund operations throughout 2009, we will aggressively pursue one or more of the following external funding sources:

•	obtain loans and/or grants available through federal, state, and/or local governmental agencies,
•	obtain loans and/or grants from various financial institutions,
•	obtain loans from non-traditional investment capital organizations,
•	sale and/or disposition of one or more operating units, and
•	obtain funding from the sale of our common stock or other equity instruments.

Obtaining financing through the above mentioned mechanisms contain risks, including:

•	government stimulus and/or grant money is not allocated to us despite our focus on the design, development, and manufacturing of energy efficient lighting systems,
•
loans or other debt instruments may have terms and/or conditions, such as interest rate, restrictive covenants, and control or revocation provisions, which are not acceptable to management or our Board of Directors,

•	the current global economic crisis combined with our current financial condition may prevent us from being able to obtain any debt financing,
•	financing may not be available for parties interested in pursuing the acquisition of one or more of our operating units, and
•	additional equity financing may not be available to us in the current economic environment and could lead to further dilution of shareholder value for current shareholders of record.

Revenue Recognition

Revenue is recognized when it is realized or realizable, has been earned, and when all of the following has occurred:

•	persuasive evidence or an arrangement exists, e.g., a sales order, a purchase order, or a sales agreement
•	shipment has occurred (the standard shipping term is F.O.B. ship point) or services provided on a proportional performance basis or installation has been completed,
•	price to the buyer is fixed or determinable, and
•	collectability is reasonably assured.

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007, and 2006

Revenue from product sale generally is recognized upon shipping because of the following:

•	all sales made by the company to its customer base are non-contingent, meaning that they are not tied to that customer’s resale of products,
•	standard terms of sale contain shipping terms of F.O.B. ship point, meaning that the title is transferred when shipping occurs and
•	there is no automatic return provision that allows the customer to return the product in the event the product does not sell within a defined timeframe.

Revenue from installation services, including design and integration services and other services (where product sales are not incorporated into the contract), is recognized upon the following:

•
proportional performance method using the ratio of labor cost incurred to the total final estimated labor cost. Under this method, revenue recognized reflects the portion of anticipated revenue that has been earned.

Revenue from product sales that incorporate specifically defined installation services is recognized as follows:

•	product sale at completion of installation and
•	installation service at completion of installation

The company warrants its products against defects or workmanship issues. We set up allowances for estimated returns, discounts, and warranties upon recognition of revenue, and these allowances are adjusted periodically to reflect actual and anticipated returns, discounts, and warranty expenses.  These allowances are based on past history and historical trends, current economic conditions, and contractual terms.

Cash Equivalents

The company considers all highly liquid investments purchased with original maturity of three months or fewer to be cash equivalent. The company has $9,964,000 in cash on deposit with Silicon Valley Bank in the United States as of December 31, 2008.  The remaining cash of the company is on deposit with European based banks in the United Kingdom and Germany.

Short-Term Investments

At December 31, 2008 and December 31, 2007, we had no short-term investments.  All monies were invested in money market funds and therefore classified as cash and cash equivalents.

Inventories

The company states inventories at the lower of standard cost (which approximates actual cost determined using the first-in-first-out method) or market.  The company establishes provisions for excess and obsolete inventories after evaluation of historical sales, current economic trends, forecasted sales, product lifecycles, and current inventory levels.  Charges to cost of sales for excess and obsolete inventories amounted to $1,503,000, $677,000, and $868,000 in 2008, 2007, and 2006, respectively.

Accounts Receivable

The company’s customers currently are concentrated in the United States and Europe.  In the normal course of business, the company extends unsecured credit to its customers related to the sale of its products.  Typical credit terms require payment within thirty days from the date of delivery or service.  The company evaluates and monitors the creditworthiness of each customer on a case-by-case basis.  The company provides allowances for sales returns and doubtful accounts based on its continuing evaluation of its customers’ ongoing requirements and credit risk.  The company writes-off accounts receivable when management deems that they have become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.  The company does not generally require collateral from its customers.

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007, and 2006

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

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against such deferred tax assets.  At December 31, 2008, the company recorded a full valuation allowance against deferred tax assets in the United States and Germany due to uncertainties related to its ability to utilize those deferred tax assets. The valuation allowance is based on estimates of taxable income by jurisdiction and the periods over which its deferred tax assets could be recoverable.

Long-Lived Assets

Fixed assets are stated at cost and include expenditures for additions and major improvements.  Expenditures for repairs and maintenance are charged to operations as incurred.  The company uses the straight-line method of depreciation over their estimated useful lives of the related assets (generally two to fifteen years) for financial reporting purposes.  Accelerated methods of depreciation are used for federal income tax purposes.  When assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the consolidated statement of operations.

Long-lived assets are reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Events or circumstances that would result in an impairment review primarily include operations reporting losses, a significant change in the use of an asset, or the planned disposal or sale of the asset.  The asset would be considered impaired when the future net undiscounted cash flows generated by the asset are less than its carrying value.  An impairment loss would be recognized based on the amount by which the carrying value of the asset exceeds its fair value, as determined by quoted market price (if available) or the present value of expected future cash flows.

The company performed its annual goodwill impairment test at December 31, 2008.  The impairment test first utilized a market capitalization methodology to calculate the fair value of its goodwill as of the test date, which was less than its respective carrying value, indicating impairment.  As a result, the company performed Step two of its impairment analysis.  Based on the results of the impairment test, the company recorded a non-cash impairment charge for goodwill of $4,305,000 in the fourth quarter of 2008, which represents the entire carrying balance of goodwill, net of foreign currency translation.

Fair Value of Financial Instruments

Carrying amounts of certain financial instruments including cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short maturities.  Based on borrowing rates currently available to the company for loans with similar terms, the carrying value of long-term debt obligations also approximates fair value.

Certain Risks and Concentrations

The company invests its excess cash in deposits and high-grade short-term securities with a major financial institution that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 and the Securities Investor Protection Corporation (“SIPC”) up to $500,000 of primary net equity protection including $100,000 for claims for cash.  At times, the company’s cash balances exceed the amounts insured by the FDIC.  As of December 31, 2008, the company does not have any short-term securities investments.  The company has not experienced any losses in such accounts and believes that it is not exposed to significant risk of loss.

The company sells its products and solutions services through a combination of direct sales employees, independent sales representatives, and various distributors in different geographic markets throughout the world.  The company performs ongoing credit evaluations of its customers and generally does not require collateral.  Although the company maintains allowances for potential credit losses that it believes to be adequate, a payment default on a significant sale could materially and adversely affect its operating results and financial condition.

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007, and 2006

At December 31, 2008, one customer accounted for 12.8% of the net accounts receivable, and no single customer accounted for more than 10% of net accounts receivable at December 31, 2007.  For the year ended December 31, 2008 and 2007, no single customer accounted for more than 10% of net sales.  For the year ended December 31, 2006, one customer accounted for 11% of net sales.

The company currently purchases its small-diameter stranded fiber from multiple vendors.  There are a limited number of fiber suppliers, and even if an alternative supplier were obtained, a change in suppliers could cause delays in manufacturing and a possible loss of sales, which would adversely affect operating results.

The company requires substantial amounts of purchased materials from selected vendors.  With specific materials, the company purchases 100% of its requirement from a single vendor.  Included in purchased materials are small diameter stranded fiber, plastic fixtures, lamps, reflectors, and power supplies.  Substantially all of the materials the company requires are in adequate supply.   However, the availability and costs of materials may be subject to change due to, among other things, new laws or regulations, suppliers’ allocation to other purchasers, interruptions in production by suppliers, and changes in exchange rates and worldwide price and demand levels.  The company’s inability to obtain adequate supplies of materials for its products at favorable prices could have a material adverse effect on its business, financial position, or results of operations by decreasing our profit margins and by hindering its ability to deliver products to its customers on a timely basis.

Research and Development

Research and development expenses include salaries, contractor and consulting fees, supplies and materials, as well as costs related to other overhead such as depreciation and facilities costs.  Research and development costs are expensed as they are incurred.  The company’s research and development expenses are reduced on a proportional performance basis under Defense Advanced Research Projects Agency ("DARPA") Small Business Innovation Research ("SBIR") development contracts. These contracts were signed in 2007, for a total of $1,500,000 to be reimbursed over the two-year life of the contracts.

Credits received from government contracts for research for which the company is the beneficiary during the fiscal year are recorded as a reduction to research and development expense.

When the government contract is for the delivery of a product or service, the company recognizes revenue from those government projects according to proportional performance method or actual deliveries made.  Costs related to the completion of the sale are charged to cost of sales in the same period in which the revenue is recognized.

Earnings (Loss) Per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted loss per share is computed giving effect to all dilutive potential common shares that were outstanding during the period.  Dilutive potential common shares consist of incremental shares upon exercise of stock options and warrants, unless the effect would be anti-dilutive.

A reconciliation of the numerator and denominator of basic and diluted loss per share is provided as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2008	2007	2006
Numerator—Basic and Diluted loss per share
Net loss	$(14,448)	$(11,317)	$(9,650)
Denominator—Basic and Diluted loss per share
Weighted average shares outstanding	14,182	11,500	11,385
Basic and diluted loss per share	$(1.02)	$(0.98)	$(0.85)

Options and warrants to purchase approximately 5,329,000 shares, 1,547,000 shares, and 1,690,000 shares of common stock were outstanding at December 31, 2008, 2007, and 2006, respectively, but were not included in the calculation of diluted loss per share because their inclusion would have been anti-dilutive.

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007, and 2006

Stock-Based Compensation

The company accounts for stock-based compensation following FAS No. 123(R), Share-Based Payment (“FAS No. 123(R)”).   FAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The statement requires entities to recognize compensation expense for awards of equity instruments to employees based on grant-date fair value of those awards (with limited exceptions). FAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow rather than as an operating cash flow as prescribed under the prior accounting rules.  For the years ended December 31, 2008, 2007, and 2006, the company recorded compensation expense of $715,000, $877,000, and $1,118,000, respectively.  At December 31, 2005, the company had unamortized compensation expense of $397,000.  This amount is now part of total unearned compensation of $1,293,000 remaining at December 31, 2008.  The remaining weighted average life is approximately 1.8 years as of December 31, 2008.   These costs will be charged to expense, amortized on a straight-line method, in future periods in accordance with FAS No. 123(R) accounting.  At December 31, 2008, the intrinsic value of total options outstanding was zero, as the market price per common share of stock was $1.15, which was below the exercise price of all stock option grants.

The expenses for 2008, 2007, and 2006 include both the costs of awards granted in those years and those unvested at the beginning of 2006.  Both the expense and future unearned compensation have been estimated using the Black-Scholes option pricing model. Estimates utilized in the calculation include the expected life of the option, risk-free interest rate, and volatility and are further comparatively detailed below.  The estimated expected life of the option is calculated based on contractual life of the option, the vesting life of the option, and historical exercise patterns of vested options.  The volatility estimates are calculated using historical pricing experience.

As of December 31, 2008, the company has two stock-based employee compensation plans, which are described more fully in Note 9.  The company accounts for equity instruments issued to non-employees in accordance with the provisions of FAS No. 123(R) and related interpretations. Under these principles, the equity instruments are valued at the fair value, which is computed based on stock price on the date of grant or other measurement date, exercise price, estimated life, stock volatility, and the risk-free rate of interest.

The fair value of each option grant and stock purchase plan grant combined is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2008, 2007, and 2006.

	2008	2007	2006
Fair value of options issued	$1.04	$3.01	$3.50
Exercise price	$1.91	$6.30	$7.09
Expected life of option	4.0 years	4.0 years	4.0 years
Risk-free interest rate	2.36%	4.35%	4.86%
Expected volatility	72.53. %	56.29%	58.53%
Dividend yield	0%	0%	0%

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

Advertising Expenses

The company expenses the costs of advertising, which consists of costs for the placement of advertisements in various media. Advertising expenses were $601,000, $464,000, and $415,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007, and 2006

Product Warranties

The company warrants finished goods against defects in material and workmanship under normal use and service for periods of one to three years for illuminators and fiber.   Settlement costs consist of actual amounts expensed for warranty services which are largely a result of third party service calls, and the costs of replacement products.  A liability for the estimated future costs under product warranties is maintained for products outstanding under warranty and is included in accruals and other liabilities in the Consolidated Balance Sheet.  The warranty activity for the respective years is as follows (in thousands):

	Year Ended December 31,
	2008	2007
Balance at the beginning of the year	$212	$230
Accruals for warranties issued	342	381
Settlements made during the year (in cash or in kind)	(262)	(399)
Balance at the end of the year	$292	$212

Accounting Pronouncements Pending Adoption at December 31, 2008

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (FAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This guidance applies only when other guidance requires or permits assets or liabilities to be measured at fair value; it does not expand the use of fair value in any new circumstances. FAS 157 was effective for fiscal years beginning after November 15, 2007 (effective January 1, 2008, for the company). In February 2008, the FASB issued Staff Position FAS 157-1, which provides that FAS 157 does not apply under FAS 13, “Accounting for Leases,” and other accounting pronouncements that address fair value measurements for leases.  The company adopted the financial assets and liabilities portion of  this FASB and it had no effect.  In February 2008, the FASB also issued Staff Position FAS 157-2, which delays the effective date of FAS 157 for all nonfinancial assets and liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). For items within the scope of Staff Position FAS 157-2, the effective date will be for fiscal years beginning after November 15, 2008 (January 1, 2009, for the company).  Early adoption of FAS 157 for nonfinancial assets and liabilities within the scope of the new guidance is permitted.  Management is evaluating the effect that this guidance may have on the company’s overall financial position or results of operations and the company does not anticipate that it will have a significant impact.

In December 2007, the FASB issued FAS No. 141(R), “Business Combinations” (FAS 141(R)).The new pronouncement requires the acquiring entity in a business combination to recognize only the assets acquired and liabilities assumed in a transaction (e.g., acquisition costs must be expensed when incurred), establishes the fair value at the date of acquisition as the initial measurement for all assets acquired and liabilities assumed, and requires expanded disclosures. FAS 141(R) will be effective for fiscal years beginning after December 15, 2008 (January 1, 2009, for the company). Early adoption is prohibited. Management is evaluating the effect that this guidance may have on the company’s overall financial position or results of operations and we do not anticipate that it will have a significant impact.

In December 2007, the FASB issued FAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (FAS 160). The new pronouncement requires all entities to report non-controlling (minority) interests in subsidiaries as a component of shareholders’ equity. FAS No. 160 will be effective for fiscal years beginning after December 15, 2008 (January 1, 2009, for the company).  Early adoption is prohibited.  Management is evaluating the effect that this guidance may have on the company’s overall financial position or results of operations and we do not anticipate that it will have a significant impact.

Accounting Pronouncements Adopted in 2008

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (FAS 159). This guidance provides an option to selectively report financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. FAS No. 159 was effective for fiscal years beginning after November 15, 2007 (effective January 1, 2008, for the company). The company has elected to not apply this fair value option to any of its existing assets or liabilities. However, the company may adopt this guidance for assets or liabilities in the future as permitted under FAS No. 159.

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007, and 2006

3.	Inventories (in thousands):

	December 31,
	2008	2007
Raw materials	$4,738	$5,965
Inventory reserve	(1,795)	(713)
Finished goods	2,596	1,636
	$5,539	$6,888

4.	Fixed Assets (in thousands):

	December 31,
	2008	2007
Equipment (useful life 3 – 15 years)	$8,632	$8,654
Tooling (useful life 2 – 5 years)	2,752	2,751
Furniture and fixtures (useful life 5 years)	200	225
Computer software (useful life 3 years)	483	417
Leasehold improvements (the shorter of useful life or lease life)	1,639	1,576
Construction in progress	60	20
	13,766	13,643
Less accumulated depreciation and amortization	(9,307)	(8,307)
	$4,459	$5,336

5.	Goodwill

The company performed its annual goodwill impairment test at December 31, 2008.  The impairment test first utilized a market capitalization methodology to calculate the fair value of its goodwill as of the test date, which was less than its respective carrying value, indicating impairment.  As a result, the company performed Step two of its impairment analysis.  Based on the results of the impairment test, the company recorded a non-cash impairment charge for goodwill of $4,305,000 in the fourth quarter of 2008, which represents the entire carrying balance of goodwill, net of foreign currency translation.

The changes in the carrying amounts of goodwill for the years ended December 31, 2008 and 2007 were as follows (in thousands):

Goodwill
Net Carrying Amount
Balance as of December 31, 2006	$4,247
Foreign currency translation	112
Balance as of December 31, 2007	$4,359
Impairment	(4,305)
Foreign currency translation	(54)
Balance as of December 31, 2008	$—

6.	Accruals and Other Current Liabilities (in thousands):

	December 31,
	2008	2007
Accrued sales commissions and incentives	$325	$445
Accrued warranty expense	292	212
Accrued professional fees	218	302
Accrued employee benefits	387	260
Accrued rent	26	19
Accrued taxes	201	116
Accrued other expenses	172	119
	$1,621	$1,473

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007, and 2006

7.	Bank Borrowings

Effective October 15, 2008, the company entered into a one year credit agreement with Silicon Valley Bank (“SVB”)  incorporating a $4,000,000 revolving line of credit which replaced all existing facilities including the United States term loans.  This new line of credit includes a $1,500,000 sub-limit for cash management products, letters of credit, and foreign exchange.  Under this new agreement, all domestic existing term loans and revolving credit lines were repaid and funded by this new borrowing arrangement.  The amount of borrowing available to the company is the lesser of $4,000,000 or the sum of the following:

•	up to a 75% advance rate against eligible accounts receivable, as defined by the agreement,
•	up to 50% of our cash balance in deposit at SVB, capped at $1,500,000, and
•	up to a 75% advance rate against eligible Early Buy accounts receivable, as defined by the agreement, capped at $500,000.

Borrowings under this agreement are collateralized by its assets, including intellectual property and bears interest at the SVB Prime Rate plus 1.00%.  If the company terminates the facility prior to maturity, it will be required to pay a 1.00% termination fee.  The company is required to maintain 85% of its cash and cash equivalents in operating and investment accounts with SVB and its affiliates.  The company is required to comply with certain covenant requirements, including a tangible net worth covenant.  As of December 31, 2008, the company was not in compliance with the tangible net worth covenant requirement.  At December 31, 2008, the interest rate was 5.00%, and  the company had borrowings under the line of credit of $1,776,000, and available borrowings of $263,000..

Effective January 31, 2009, the company entered into a First Loan Modification and Forbearance Agreement with SVB which modified the one year credit agreement entered into on October 15, 2008.  This modification to the terms of the 2008 credit agreement states that borrowings are collateralized by our assets, including intellectual property and bears interest at the SVB Prime Rate plus 1.50%.  SVB also agreed to forebear from exercising its rights and remedies against the company as a result of violating its tangible net worth covenant as of December 31, 2008.  We are currently working with SVB to revise our tangible net worth covenant.

For 2007, the company’s bank line of credit in the United States was based on an agreement with SVB dated August 15, 2005.  It was amended on July 25, 2008, and on September 15, 2008.  The most recent amendment extended the credit agreement through October 15, 2008.  The total credit facility was for $5,000,000 and incorporated both a revolving line of credit and term loan.  The interest rate was 7.75% at December 31, 2007.  The rate was the same for both the term loan and line of credit.  Borrowings under the SVB Agreement were collateralized by the company’s assets and intellectual property.  Specific borrowings under the revolver were tied to accounts receivable, and the company was required to comply with certain covenants with respect to effective net worth and financial ratios.  The company had borrowings under the revolving line of credit of $973,000 at December 31, 2007, which was classified as a current liability.  The company had total borrowings of $1,672,000 under the term loan portion of the agreement as of December 31, 2007, which has been classified as a current liability.  The company paid an unused line fee of 0.25% against any unused daily balance during the year.

Through the company’s United Kingdom subsidiary, the company maintains a bank overdraft facility of $365,000 (in British pounds sterling, based on the exchange rate at December 31, 2008) under an agreement with Lloyds Bank Plc. There were no borrowings against this facility as of December 31, 2008 or December 31, 2007. The facility is renewed annually on January 1. The interest rate on the facility was 7.25% at December 31, 2008, and 7.75% at December 31, 2007.

Through the company’s German subsidiary, it maintains a credit facility under an agreement with Sparkasse Neumarkt Bank. This credit facility was put in place to finance the building of offices in Berching, Germany, which are owned and occupied by the company’s German subsidiary.  In November, 2008, the company began discussions with Sparkasse Neumarkt Bank related to the restructuring of the current credit facility.  It was agreed that additional investment in its German subsidiary would be made in 2009 as a precondition to maintaining the current facility structure.  As of December 31, 2008, the company had borrowings of $299,000 (in Euros, based on the exchange rate at December 31, 2008) and $368,000 as of December 31, 2007 (in Euros, based on the exchange rate at December 31, 2007) against this credit facility, due December, 2013. The interest rate was 5.49% at December 31, 2008 and December 31, 2007. In addition, the company’s German subsidiary has a revolving line of credit for $209,000 (in Euros, based on the exchange rate at December 31, 2008) with Sparkasse Neumarkt Bank. As of December 31, 2008, there were borrowings against this facility of $128,000 (in Euros, based on the exchange rate at December 31, 2008), compared to $186,000 at December 31, 2007 (in Euros, based on the exchange rate at December 31, 2007). The revolving facility is renewed annually on January 1.  Interest rates on this line of credit were 11.00% at December 31, 2008 and 10.75% at December 31, 2007. The $128,000 revolving line of credit is a current liability.

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007, and 2006

Future maturities of remaining borrowings are (in thousands):

Year Ending December 31,	United States	Germany	Total

2009	$1,776	$182	$1,958
2010	—	57	57
2011	—	61	61
2012	—	64	64
2013	—	63	63
Total Commitment	$1,776	$427	$2,203

8.	Commitments and Contingencies

The company occupies manufacturing and office facilities under non-cancelable operating leases expiring through 2017 under which it is responsible for related maintenance, taxes, and insurance. Minimum lease commitments under the leases are as follows (in thousands):

Ending December 31,	Gross Lease Commitments	Sublease Payments	Minimum Lease Commitments

2009	$838	$(71)	$767
2010	795	(36)	759
2011	272	—	272
2012	49	—	49
2013 – 2017	190	—	190
Total minimum lease payments	$2,144	$(107)	$2,037

These leases included certain escalation clauses; thus, rent expense was recorded on a straight-line basis.  Consolidated net rent expense was $933,000, $998,000, and $828,000 for the years ended December 31, 2008, 2007, and 2006, respectively. Beginning in 2006, a portion of our Solon facility has been subleased.  For 2008, 2007, and 2006, the gross rent was reduced by $71,000, $75,000 and $67,000 of sublease rentals, respectively.

At December 31, 2008, a letter of credit in the amount of $306,000 was held by the company on behalf of Sparkasse Neumarkt Bank. The letter of credit would be drawn against the company’s line of credit facility with Silicon Valley Bank in the event of a default by the company’s German subsidiary on its outstanding loan with Sparkasse Neumarkt Bank.

9.	Shareholders’ Equity

Common Stock

The company did not have any notes receivable from shareholders in 2008 or 2007.  During 2006, the company had a shareholder note receivable of $62,000 for warrants exercised in 2005 and paid for in 2006.

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007, and 2006

Warrants

The company issued 3,566,440 warrants on March 14, 2008 as part of a private placement equity financing.  Those warrants are fully exercisable and will expire on March 14, 2013.  There were no warrants issued by the company in 2007 and 2006.  Warrants were issued in 2000 as part of acquisitions, and in 2002 and 2003 as part of stock-based financings.  There have been no warrants issued to employees, directors, or consultants for compensation purposes.  All warrants are fully vested and exercisable.   The activity relating to previously issued warrants is as follows:

	Warrants Outstanding Shares	Warrants Outstanding Exercise Price	Warrants Exercisable	Amount
				(in thousands)
Balance, December 31, 2005	410,751	$4.30 – 4.50	410,751	$1,837
Warrants exercised	(13,800)	$4.50	(13,800)	(62)
Balance, December 31, 2006	396,951	$4.30 - 4.50	396,951	$1,775
Warrants exercised	(85,478)	$0.01 – 5.563	(85,478)	(295)
Warrants cancelled	(40,274)	$0.01 – 5.563	(40,274)	(260)
Balance, December 31, 2007	271,199	$4.30 – 4.50	271,199	$1,220
Warrants issued	3,566,440	$3.08	3,566,440	10,985
Balance, December 31, 2008	3,837,639	$3.08 – 4.50	3,837,639	$12,205

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

1994 Directors’ Stock Option Plan

At December 31, 2004, a total of 400,000 shares of common stock had been reserved for issuance under the 1994 Directors’ Stock Option Plan. The plan provided for the granting of non-statutory stock options to non-employee directors of the company. This plan was terminated on May 19, 2004.

1994 Stock Option Plan

At December 31, 2004, an aggregate of 1,550,000 shares of the company’s common stock had been reserved for issuance and were outstanding under the 1994 Stock Option Plan to employees, officers, and consultants at prices not lower than the fair market value of the common stock of the company on the date of grant in the case of incentive stock options and not lower than 85% of the fair market value on the date of grant in the case of non-statutory stock options.  Options granted could have been either incentive stock options or non-statutory stock options. The plan administrator (the Board of Directors or a committee of the Board) determined the terms of options granted under the plan, including the number of shares subject to the option, exercise price, term, and exercisability. This plan was terminated on May 19, 2004.

2004 Stock Incentive Plan

On May 19, 2004, the shareholders approved the 2004 Stock Incentive Plan (the “2004 Plan”). The stated purpose of the 2004 Plan is to promote the long-term success of the Company and the creation of stockholder value by (a) encouraging employees, outside directors, and consultants to focus on critical long-range objectives; (b) encouraging the attraction and retention of employees, outside directors, and consultants with exceptional qualifications; and (c) linking employees, outside directors, and consultants directly to stockholder interests through increased stock ownership. The 2004 Plan seeks to achieve this purpose by providing for awards in the form of restricted shares, stock units, options (which may constitute incentive stock options or non-statutory stock options), or stock appreciation rights.  An aggregate of 500,000 shares of the company’s common stock was reserved for issuance under the 2004 Plan on May 19, 2004.  On June 15, 2006, the shareholders reserved an additional 500,000 shares of the company’s common stock for issuance under the 2004 Plan.

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007, and 2006

On May 6, 2008, an individual was granted an incentive stock option under the 2004 Plan to purchase 100,000 shares of our common stock at an exercise price of $2.00 per share.  At that time, only 59,000 shares were available for grant under the plan.  In order to provide enough shares to cover the grants, the individual was asked to surrender 141,000 shares under an option granted to him on June 28, 2005 at an exercise price of $9.60 per share.  This modification of options required the company to recognize additional stock-based compensation of $88,000 over the remaining vesting period of the June 28, 2005 option.

2008 Stock Incentive Plan

On September 30, 2008, the company’s shareholders approved its 2008 Incentive Stock Plan.  Under the Plan, the maximum aggregate number of stock options awarded shall not exceed 1,000,000 shares, plus any shares remaining available for grant under existing plans.  Under existing plans, only a limited number of shares remain available for grant.

Options outstanding under all plans have a contractual life between five and ten years, and vesting periods between one and four years.

Option activity under all plans comprised (in thousands, except per share data):

	Options Available for Grant	Number of Shares Outstanding	Weighted Average Exercise Price Per Share
Balance, December 31, 2005	14	1,075	$6.48
Granted	(330)	330	$7.12
Cancelled	6	(6)	$5.52
Exercised	—	(106)	$5.36
Additional shares reserved	500	—	$—
Balance, December 31, 2006	190	1,293	$7.00
Granted	(259)	259	$6.30
Cancelled	136	(136)	$6.96
Exercised	—	(140)	$4.66
Balance, December 31, 2007	67	1,276	$7.07
Granted	(477)	477	$1.91
Cancelled	238	(238)	$8.22
Exercised	—	(23)	$3.27
Additional shares reserved	1,000	—	—
Balance, December 31, 2008	828	1,492	$5.29

At December 31, 2008, options to purchase 771,000 shares of common stock were exercisable at a weighted-average fair value of $2.95.  At December 31, 2008, options to purchase 1,492,000 shares were outstanding, with a weighted-average fair value of $2.40.  All options exercised during 2008 had no intrinsic value as the market price per share of common stock at the date of exercise was below the per share exercise price.  All outstanding options, both exercisable and non-exercisable, have no intrinsic value as the market price per share of common stock of $1.15 at December 31, 2008 was below the per share exercise price of all grants to date.

At December 31, 2007, options to purchase 801,000 shares of common stock were exercisable at a weighted-average fair value of $3.41, and a total intrinsic value of $764,000.  At December 31, 2007, total outstanding shares were 1,276,000, with a weighted-average fair value of $3.36, and a total intrinsic value of $1,172,000.

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007, and 2006

OPTIONS OUTSTANDING				OPTIONS CURRENTLY EXERCISABLE
Range of Exercise Prices	Number of Shares Outstanding	Weighted- Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
	(in thousands)	(in years)		(in thousands)	(in years)
$1.37 – $4.80	666	7.9	$2.45	191	3.8	$3.74
$5.38 – $7.19	464	7.7	$6.57	258	7.1	$6.72
$7.23 – $9.50	227	6.6	$7.87	198	6.4	$7.94
$9.60 – 12.00	135	7.7	$10.60	124	7.8	$10.65
	1,492			771

1994 Employee Stock Purchase Plan

A total of 150,000 shares of common stock had been reserved for issuance under the 1994 Employee Stock Purchase Plan. The plan permits eligible employees to purchase common stock through payroll deductions at a price equal to the lower of 85% of the fair market value of the company’s common stock at the beginning or end of the offering period. Employees may end their participation at any time during the offering period, and participation ends automatically on termination of employment with the company. On June 15, 2006, the shareholders reserved an additional 50,000 shares of the company’s common stock for issuance under the 1994 Employee Stock Purchase Plan. At December 31, 2008, 2007, and 2006, 103,000 shares, 98,000 shares, and 95,000 shares had been issued under this plan since inception, respectively.

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

The description and terms of the Rights are set forth in a Rights Agreement dated as of September 20, 2002, between the company and Mellon Investor Services LLC, as rights agent. On March 12, 2008, as part of a private placement of shares of common stock and warrants to a number of existing shareholders, with the largest portion being purchased by The Quercus Trust of Costa Mesa, California, the company and Mellon Investor Services LLC amended the agreement to increase the 15% ceiling noted above to 20% for the Trust and persons who are beneficial owners through the Trust, without triggering the rights under the agreement.

10.	Income Taxes

The company adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Guidance also is provided on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure and transition. Based on the company’s evaluation, there are no significant uncertain tax positions requiring recognition in the company’s financial statements. There was no effect on financial condition or results of operations as a result of implementing FIN 48 to all tax positions for which the statute of limitations remained open, and the company did not have any unrecognized tax benefits. At December 31, 2008, there have been no changes to the liability for uncertain tax positions, and there are no unrecognized tax benefits.

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007, and 2006

The company files income tax returns in the United States federal jurisdiction, as well as in various states and foreign jurisdictions. With few exceptions, the company is no longer subject to United States federal, state, and local, or non-United States income tax examinations by tax authorities for years before 2004.

The company’s policy is to reflect interest expense related to uncertain income tax positions as part of income tax expense, when and if they become applicable.

The components of the benefit from (provision for) income taxes are as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006
Current
Federal	$—	$—	$—
Foreign	—	(13)	(50)
State	(6)	—	—
	(6)	(13)	(50)
Deferred
Federal	238	(162)	(74)
Foreign	4	—	12
State	14	(15)	(1)
	256	(177)	(63)
Benefit from (provision for) income taxes	$250	$(190)	$(113)

The following table shows the geographic components of pretax income (loss) between United States and foreign subsidiaries (in thousands):

	December 31,
	2008	2007	2006
United States	$(12,907)	$(10,593)	$(9,510)
Foreign subsidiaries	(1,791)	(534)	(27)
	$(14,698)	$(11,127)	$(9,537)

The principal items accounting for the difference between income taxes computed at the United States statutory rate and the benefit from (provision for) income taxes reflected in the statements of operations are as follows:

	December 31,
	2008	2007		2006
United States statutory rate	34.0%	34.0%		34.0%
State Taxes (net of federal tax benefit)	—%	1.9%		2.0%
Valuation allowance	(31.1)%	(38.2)%		(39.0)%
Other	(1.2)%	0.6%		1.8%
	1.7%	(1.7	) %	(1.2)%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are as follows (in thousands):

	December 31,
	2008	2007	2006
Allowance for doubtful accounts	$92	$218	$113
Accrued expenses and other reserves	1,905	1,233	1,097
Tax credits, Deferred R&D, and other	833	202	154
Net operating loss	15,807	12,413	8,328
Valuation allowance	(18,622)	(14,054)	(9,680)
Total deferred tax asset	15	12	12
Deferred tax liabilities associated with indefinite-lived intangibles	—	(252)	(75)
Net total deferred taxes	$15	$(240)	$(63)

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007, and 2006

The company has a full valuation allowance against its United States and German deferred tax assets. The net deferred tax assets for 2008 amounted to $15,000 and were for the company’s United Kingdom subsidiary, which reported income in 2008 and has been profitable prior to 2007. The net deferred liabilities were $0 at December 31, 2008, compared to $252,000 at December 31, 2007.  The income tax benefit from the United States operations in 2008 relates to the reversal of the 2007 deferred tax liability of $252,000 for intangibles as a result of the book impairment. There were no Federal tax expenses for the United States operations in 2008, as any expected benefits were offset by an increase in the valuation allowance.  No tax benefits were recorded for the 2008 German operations loss.

As of December 31, 2008, the company has a net operating loss carry-forward of approximately $42,800,000 for federal, state and local income tax purposes. If not utilized, these carry-forwards will begin to expire in 2020 for federal and has begun to expire for state and local purposes.

Under the Internal Revenue Code Section 382, the amounts of and benefits from net operating losses carry-forwards may be impaired in certain circumstances. Events that cause limitations in the amount of net operating losses that the company may utilize in any one year  include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three-year period. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. A valuation allowance has been provided because it is more likely than not that the deferred tax assets relating to certain of the federal and state loss carry-forwards will not be realized.

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

A summary of geographic sales is as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006
United States Domestic	$12,902	$14,949	$18,776
Other Countries	10,048	7,949	8,260
	$22,950	$22,898	$27,036

A summary of sales by product line is as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006
Pool Lighting	$7,204	$11,002	$13,364
Commercial Lighting	15,746	11,896	13,672
	$22,950	$22,898	$27,036

A summary of geographic long-lived assets (fixed assets) is as follows (in thousands):

	December 31,
	2008	2007
United States Domestic	$3,726	$7,791
Germany	540	1,773
Other Countries	193	111
	$4,459	$9,675

12.	Employee Retirement Plan

The company maintains a 401(k) profit-sharing plan for its employees who meet certain qualifications. The Plan allows eligible employees to defer up to 15% of their earnings, not to exceed the statutory amount per year on a pretax basis, through contributions to the Plan. The Plan provides for employer contributions at the discretion of the Board of Directors; however, no such contributions were made in 2008, 2007, or 2006.

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007, and 2006

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

The company entered into a consulting agreement with Jeffrey H. Brite, a member of its Board of Directors, on November 1, 2004. This agreement ended on March 7, 2007, upon Jeffrey H. Brite’s resignation as a member of the Board of Directors. As a consultant under this agreement, Mr. Brite assisted the company in various capacities. In return, the company compensated Mr. Brite with the award of an option for the acquisition of up to 40,000 shares of its common stock at a per-share exercise price of $7.23, which was expensed during 2004, and with annual aggregate cash payments of $50,000 paid in quarterly installments during each of the years 2005, 2006, and part of 2007.  No expenses were recorded during the twelve months ending December 31, 2008, nor were any payments made to Mr. Brite.  Payments for the twelve months ending December 31, 2007, were $13,690, compared to $50,000 in 2006.

Gensler Architecture, Design, and Planning, P.C., a New York professional corporation (“Gensler”), provided contract services to the company in the areas of fixture design and marketing, targeted at expanding the market for the company’s EFOTM products.  Mr. Jeffrey Brite, an employee of Gensler, was a member of the company’s Board of Directors through March 7, 2007. The company had entered into a three-year consulting agreement with Gensler, effective December 15, 2004. Gensler agreed to assist the company’s marketing group with matters of structure, procedure and practices as they relate to the design, real estate, and procurement communities, and advise the company on strategies to enhance its visibility and image within the design and construction community as a manufacturer of preferred technology.  In return, the company compensated Gensler with a one-time cash payment in 2005 of $60,750 and a $50,000 annual cash payment paid in quarterly installments of $12,500 in arrears for each of the calendar years 2005, 2006, and part of 2007.  Also, there was a one-time option award for acquiring up to 75,000 shares of the company’s common stock at a per-share exercise price of $6.57, which was expensed in 2006 under FAS 123(R).  No payments were made in the fourth quarter of 2007 to Gensler, but the company accrued expenses of $12,500, which were paid during the first quarter of 2008.  Payments total $37,500 for the twelve months ending December 31, 2007, compared to $50,000 in 2006.

On February 3, 2006, the company had entered into a consulting agreement with David Ruckert, a member of its Board of Directors. Mr. Ruckert was paid $76,000 during the year ending December 31, 2007 and $110,000 during the year ending December 31, 2006 under this agreement.   This agreement was terminated on June 30, 2007.  No payments were made to Mr. Ruckert during the twelve months ending December 31, 2008.  Additionally, Mr. Ruckert was granted options to purchase 32,000 shares of the company’s common stock.  Stock expense incurred under FAS 123(R) related to these options was $30,000 during the year ending December 31, 2008, compared to $30,000 during 2007, and $15,000 during 2006.

On October 19, 2007, the company entered into a management agreement with Barry Greenwald, former General Manager of its Pool Lighting Division. Under this agreement, the company was to pay Mr. Greenwald nonrefundable amounts totaling $309,000 of additional compensation, of which $77,000 was paid on November 1, 2007, and $77,000 was paid on March 14, 2008. Upon Mr. Greenwald’s termination on January 17, 2008, the balance of $155,000 would have been paid in 36 monthly installments commencing on January 1, 2009, subject to certain conditions being met by Mr. Greenwald.  Mr. Greenwald failed to meet these certain conditions, so the accrued liability of $155,000 was reversed during the twelve months ending December 31, 2008.

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007, and 2006

On March 14, 2008, the company received an additional $9,335,000 in equity financing, net of expenses. The investment was made by several current Energy Focus shareholders, including four members of the Board of Directors. These investors agreed to an at-market purchase of approximately 3.1 million units for $3.205 per unit, based on the closing bid price of Energy Focus common shares on March 13, 2008 of $3.08. Each unit comprises one share of the Company’s common stock, par value $0.0001 per share, and one warrant to purchase one share of the Company’s common stock at an exercise price of $3.08 per share.  The warrants were immediately separable from the units and immediately exercisable, and will expire five years after the date of their issuance. This additional financing is being used to fund working capital, pay debt and perform additional research and development. The company received 100% of the funds from escrow on March 17, 2008. Among the investors were Ronald A. Casentini, John M. Davenport, John B. Stuppin, and Philip Wolfson, all of whom were members of our Board of Directors, at the time of the transaction, and who invested approximately $100,000 in the aggregate.

Supplementary Financial Information to Item 8

The following table sets forth our selected unaudited financial information for the eight quarters in the period ended December 31, 2008.  This information has been prepared on the same basis as the audited financial statements and, in the opinion of management, contains all adjustments necessary for a fair presentation thereof.

Any variations from year to date amounts reported in this report are a result of rounding.

QUARTERLY FINANCIAL DATA (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

2008 QUARTERS ENDED	DEC. 31	SEP. 30	JUN. 30	MAR. 31
Net sales	$4,140	$6,357	$7,616	$4,837
Gross profit	(494)	2,310	2,443	1,244
As a percent of net sales	(11.9)%	36.3%	32.1%	25.7%
Net loss	(7,776)	(1,584)	(1,639)	(3,449)
As a percent of net sales	(187.8)%	(24.9)%	(21.5)%	(71.3)%
Net loss per share:
Basic	$(0.52)	$(0.11)	$(011)	$(0.28)
Diluted	$(0.52)	$(0.11)	$(0.11)	$(0.28)

2007 QUARTERS ENDED	DEC. 31	SEP. 30	JUN. 30	MAR. 31
Net sales	$5,440	$5,745	$6,704	$5,009
Gross profit	544	1,988	2,280	1,470
As a percent of net sales	10.0%	34.6%	34.0%	29.4%
Net loss	(3,666)	(3,175)	(1,870)	(2,606)
As a percent of net sales	(67.4)%	(55.3)%	(27.9)%	(52.0)%
Net loss per share:
Basic	$(0.31)	$(0.28)	$(0.16)	$(0.23)
Diluted	$(0.31)	$(0.28)	$(0.16)	$(0.23)

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

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

There were significant changes made to the financial organization during the fourth quarter including the hiring of a new Corporate Controller, the elimination of the Manager of Accounting position, and the establishment of the newly created position of Manager of Financial Reporting and Internal Controls.  Prior to joining Energy Focus, our Corporate Controller had over twenty years of accounting and management experience with various manufacturing, service related, and distribution companies.  Previous roles held by our Corporate Controller included Chief Financial Officer of a publicly-traded company, and Corporate Controller at a $300 million lighting distributor.  Further, our Manager of Financial Reporting and Internal Controls has significant Securities and Exchange Commission (“SEC”) reporting experience with publicly-traded companies, and is accountable for the coordination of the internal control testing process.  Our internal controls have not been affected materially by these changes, and we continue to review and test our internal control environment on a quarterly basis.  While nominal issues were identified within the segregation of duties arena, we experienced no material deficiencies in our internal control environment over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

Management’s Report on Internal Controls over Financial Reporting

The management of Energy Focus, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such a term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based upon criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (COSO framework).

An effective internal control system, no matter how well designed, has inherent limitations, including the possibility of human error and circumvention or overriding of controls; therefore, it can provide only reasonable assurance with respect to reliable financial reporting. Furthermore, effectiveness of an internal control system in future periods cannot be guaranteed, because the design of any system of internal controls is based in part upon assumptions about the likelihood of future events. There can be no assurance that any control design will succeed in achieving its stated goals under all potential future conditions. Over time, certain controls may become inadequate because of changes in business conditions, or the degree of compliance with policies and procedures may deteriorate. As such, misstatements due to error or fraud may occur and not be detected.

Based upon our evaluation under the COSO framework, management concluded that internal control over financial reporting was effective as of December 31, 2008.

Attestation Report of Independent Registered Public Accounting Firm

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this annual report.

Item 9B. Other Information

On March 14, 2008, the company received an additional $9,335,000 in equity financing, net of expenses.  The investment was made by several current Energy Focus shareholders, including four members of the Board of Directors.  These investors agreed to an at-market purchase of approximately 3.1 million units for $3.205 per unit, based on the closing bid price of Energy Focus common shares on March 13, 2008 of $3.08.  Each unit comprises one share of the company’s common stock, par value $0.0001 per share, and one warrant to purchase one share of the Company’s common stock at an exercise price of $3.08 per share. The warrants were immediately separable from the units and immediately exercisable, and will expire five years after the date of their issuance.  This additional financing is being used to fund working capital, pay debt and perform additional research and development.  The company received 100% of the funds from escrow on March 17, 2008.  Among the investors were Ronald A. Casentini, John M. Davenport, John B. Stuppin, and Philip Wolfson, all of whom were members of its Board of Directors, at the time of the transaction, and who invested approximately $100,000 in the aggregate.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Directors

The information regarding our directors is set forth under the caption entitled “Election of Directors” in our Proxy Statement for our 2009 Annual Meeting of Stockholders and is incorporated by reference.

There were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors during 2008.

Executive Officers

The information regarding our executive officers is set forth under the caption entitled “Executive Officers of the Registrant” following Item 4, in Part I, of this report and is incorporated by reference.

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

We intend to disclose on our website any amendment to, or waiver from, a provision of our Code of Ethics and Business Conduct that applies to our directors and executive officers, including our principal executive officer, principal financial officer, principal accounting officer or controller, or any persons performing similar functions, and that is required to be publicly disclosed pursuant to the rules of the Securities and Exchange Commission.

Item 11. Executive Compensation

The information required by this item is incorporated by reference herein from the information provided in the section captioned “Executive Compensation and Other Information” in our Proxy Statement.

 Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information about security ownership of certain beneficial owners and management and related stockholder matters required by this item is incorporated by reference herein from the information provided in the sections captioned “Security Ownership of Principal Shareholders and Management” and “Equity Compensation Plan Information” in our Proxy Statement.

The information regarding securities authorized for issuance under our equity compensation plans required by this item is incorporated by reference herein from the information provided in the section captioned “Equity Compensation Plan Information” in our Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information regarding certain relationships and related transactions and director independence required by this item is incorporated herein by reference to the information in our Proxy Statement under the caption “Certain Transactions” and “Director Independence.”

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

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	(1) Financial Statements

The financial statements required by this Item 15(a)(1) are set forth in Item 8.

(2) Financial Statements Schedules

Schedule II—Valuation and Qualifying Accounts is set forth below.  All other schedules are omitted either because they are not applicable or the required information is shown in the financial statements or the notes.

SCHEDULE II
ENERGY FOCUS, INC.
SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
(amounts in thousands)

Description	Balance at Beginning of Year	Charges to Revenue	Charges to Expenses	Deductions	Balance at End of Year
Year Ended December 31, 2008
Allowance for doubtful accounts and returns	$848	$—	$245	$607	$486
Valuation allowance for deferred tax assets	14,054	—	4,568	—	18,622
Year Ended December 31, 2007
Allowance for doubtful accounts and returns	600	—	338	90	848
Valuation allowance for deferred tax Assets	9,680	—	4,374	—	14,054
Year Ended December 31, 2006
Allowance for doubtful accounts and returns	448	—	220	68	600
Valuation allowance for deferred tax Assets	6,749	—	2,931	—	9,680

(3) Exhibits

Exhibit Number	Description of Documents

2.1
Agreement and Plan of Merger between Fiberstars, Inc., a California corporation, and Fiberstars, Inc., a Delaware corporation (incorporated by reference to Appendix C to the Registrant’s Definitive Proxy Statement filed on May 1, 2006).

3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed on May 1, 2006).
3.2
Certificate of Designation of Series A Participating Preferred Stock of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on November 27, 2006).

3.3	Bylaws of the Registrant (incorporated by reference to Appendix C to the Registrant’s Current Report on Form 8-K filed on November 27, 2006).
3.4
Certificate of Ownership and Merger, Merging Energy Focus, Inc., a Delaware corporation, into Fiberstars, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2007).

4.1	Form of Warrant for the purchase of shares of common stock (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on June 19, 2003).
4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 27, 2006)
4.3
Rights Agreement dated as of October 25, 2006 between the Registrant and Mellon Investor Services, LLC, as rights agent (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on November 27, 2006).

4.4	Form of Warrant for the purchase of shares of common stock (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on November 27, 2006).
4.5	Form of Warrant for the purchase of shares of common stock (incorporated by reference to Exhibit 1.2 to the Registrant’s Current Report on Form 8-K filed on March 19, 2008).
4.6
Amendment No. 1 to Rights Agreement between the Registrant and Mellon Investment Services, LLC, as rights agent, dated as of March 12, 2008 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 19, 2009).

10.1†
1994 Employee Stock Purchase Plan, amended as of December 7, 2000 (incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-52042) filed on December 18, 2000).

10.2
Form of Agreement between the Registrant and independent sales representatives (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form SB-2 (Commission File No. 33-79116-LA)).

10.3*
Distribution Agreement dated March 21, 1995 between the Registrant and Mitsubishi International Corporation (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1994).

10.4*
Three -Year Supply Agreement dated November 30, 2000 between the Registrant and Mitsubishi International Corporation (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K405 filed on April 2, 2001).

10.5
Securities Purchase Agreement dated June 17, 2003 among the Registrant and the investors named therein (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on June 19, 2003).

10.6†	Form of Indemnification Agreement for officers of the Registrant (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2004).
10.7	Form of Indemnification Agreement for directors of the Registrant (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2004).
10.8
Production Share Agreement dated October 9, 2003 among the Registrant, North American Production Sharing, Inc., and Industrias Unidas de B.C., S.A. de C.V. (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-Kfiled on March 30, 2004).

10.9†
Consulting Agreement effective as of December 15,, 2004 between the Registrant and Gensler Architecture, Design, and Planning, P.C. (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2006).

10.10†
Consulting Agreement effective as of December 15, 2004 between the Registrant and Jeffrey H. Brite (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2006).

10.11
Loan and Security Agreement between Silicon Valley Bank and the Registrant dated August 15, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 18, 2005).

10.12†
Employment Agreement between the Registrant and John M. Davenport dated July 1, 2005 (incorporated by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005).

10.13†
Severance Agreement between the Registrant and David N. Ruckert dated September 16, 2005 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005).

10.14*
Fiberstars Development Agreement between the Registrant and Advanced Lighting Technologies, Inc. dated September 19, 2005 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005).

10.15*
ADLT Development Agreement between the Registrant and Advanced Lighting Technologies, Inc. dated September 19, 2005 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005).

10.16*
Equipment Purchase and Supply Agreement between the Registrant and Deposition Sciences, Inc. dated September 19, 2005 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005).

10.17
Cross-License Agreement between the Registrant and Advanced Lighting Technologies, Inc. dated September 19, 2005 (incorporated by reference to  Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005).

10.18
Master Services Agreement between the Registrant and Advanced Lighting Technologies, Inc. dated September 19, 2005 (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Qfiled on November 14, 2005).

10.19
First Amendment to Production Share Agreement, effective as of August 17, 2005, among the Registrant, North American Production Sharing, Inc., and Industrias Unidas de B.C., S.A. de C.V. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 25, 2005).

10.20
Sublease between Venture Lighting International, Inc. and the Registrant dated as of November 11, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 17, 2005).

10.21
Amended and Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank dated December 30, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 6, 2006).

10.22†
Consulting Agreement between the Registrant and David N. Ruckert dated as of February 3, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2006).

10.23*
Equipment Purchase and Product Supply Agreement entered into as of May 25, 2006 between the Registrant and Deposition Sciences, Inc. (incorporated by reference to Exhibit 10.1 to Amendment No. 2 to the Registrant’s Quarterly Report on Form 10-Q filed on March 6, 2009).

10.24	Modification to Sublease between the Registrant and Keystone Ruby, LLC. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2006).
10.25
Amendment No. 1 to Amended and Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank dated September 25, 2006 (incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2006).

10.26†
First Amendment to Consulting Agreement between the Registrant and David N. Ruckert dated as of February 3, 2007 (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2007).

10.27†	Form of Indemnification Agreement for directors and officers of the Registrant (incorporated by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K filed on March 16, 2007).
10.28 10.29
Amendment No. 4 to Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the Registrant dated as of October 1, 2007 (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K filed on March 17, 2008).
Amendment No. 5 to Amended and Restated Loan and Security Agreement between Silicon Valley Bank and Registrant dated as of January 29, 2008(incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K filed on March 17, 2008).

10.30
Management Agreement between Barry R. Greenwald and the Registrant dated as of October 19, 2007 (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K filed on March 17, 2008).

10.31	Form of Securities Purchase Agreement dated as of March 14, 2008 (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on March 19, 2008).
10.32
Second Amended and Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank dated as of October 15, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 7, 2008).

10.33†
1994 Stock Option Plan, amended as of May 24, 2000 (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-52042) filed on December 18, 2000).

10.34†
1994 Director’s Stock Option Plan, amended as of May 12, 1999 (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-52042) filed on December 18, 2000).

10.35†	2004 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-122-686) filed on February 10, 2005).
10.36†	2008 Incentive Stock Plan (incorporated by reference to Appendix D to the Registrant’s Definitive Proxy Statement filed on August 8, 2008).
21.1	Significant Subsidiaries of the Registrant (filed with this Report).
23.1 24.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm (filed with this Report). Power of Attorney (filed with this Report).
31.1	Rule 13a-14(a) Certification by Chief Executive Officer (filed with this Report).

31.2	Rule 13a-14(a) Certification by Chief Financial Officer (filed with this Report).
32.1 32.2	Section 1350 Certification of Chief Executive Officer (filed with this Report). Section 1350 Certification of Chief Financial Officer (filed with this Report).

*           Confidential treatment has been granted with respect to certain portions of this agreement.
†           Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized.

ENERGY FOCUS, INC.
Date: March 31, 2009	By:	/s/ JOSEPH G. KAVESKI
Joseph G. Kaveski
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 2009.

Signature	Title

/s/ JOSEPH G. KAVESKI	Chief Executive Officer and Director
Joseph G. Kaveski	(Principal Executive Officer)

/s/ JOHN M. DAVENPORT	President and Director
John M. Davenport

/s/ NICHOLAS G. BERCHTOLD	Vice President of Finance and Chief Financial Officer
Nicholas G. Berchtold	(Principal Financial and Accounting Officer)

*/s/ LAURENCE V. GODDARD	Director
Laurence V. Goddard

*/s/ J. JAMES FINNERTY	Director
J. James Finnerty

*/s/ MICHAEL A. KASPER	Director
Michael A. Kasper

*/s/ PAUL VON PAUMGARTTEN	Director
Paul Von Paumgartten

/s/ PHILIP E. WOLFSON	Director
Philip E. Wolfson

*/s/ DAVID N. RUCKERT	Director
David N. Ruckert

*The undersigned, by signing his name, signs this Report on March 31, 2009 on behalf of the above officers and directors pursuant to a Power of Attorney executed by them and filed as an exhibit to this Report.

By:/s/ JOSEPH G. KAVESKI
Joseph G. Kaveski, Attorney-in-Fact.

Exhibit Index

Exhibit Number	Description of Documents

2.1
Agreement and Plan of Merger between Fiberstars, Inc., a California corporation, and Fiberstars, Inc., a Delaware corporation (incorporated by reference to Appendix C to the Registrant’s Definitive Proxy Statement filed on May 1, 2006).

3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed on May 1, 2006).
3.2
Certificate of Designation of Series A Participating Preferred Stock of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on November 27, 2006).

3.3	Bylaws of the Registrant (incorporated by reference to Appendix C to the Registrant’s Current Report on Form 8-K filed on November 27, 2006).
3.4
Certificate of Ownership and Merger, Merging Energy Focus, Inc., a Delaware corporation, into Fiberstars, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2007).

4.1	Form of Warrant for the purchase of shares of common stock (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on June 19, 2003).
4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 27, 2006)
4.3
Rights Agreement dated as of October 25, 2006 between the Registrant and Mellon Investor Services, LLC, as rights agent (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on November 27, 2006).

4.4	Form of Warrant for the purchase of shares of common stock (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on November 27, 2006).
4.5	Form of Warrant for the purchase of shares of common stock (incorporated by reference to Exhibit 1.2 to the Registrant’s Current Report on Form 8-K filed on March 19, 2008).
4.6
Amendment No. 1 to Rights Agreement between the Registrant and Mellon Investment Services, LLC, as rights agent, dated as of March 12, 2008 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 19, 2009).

10.1†
1994 Employee Stock Purchase Plan, amended as of December 7, 2000 (incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-52042) filed on December 18, 2000).

10.2
Form of Agreement between the Registrant and independent sales representatives (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form SB-2 (Commission File No. 33-79116-LA)).

10.3*
Distribution Agreement dated March 21, 1995 between the Registrant and Mitsubishi International Corporation (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1994).

10.4*
Three -Year Supply Agreement dated November 30, 2000 between the Registrant and Mitsubishi International Corporation (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K405 filed on April 2, 2001).

10.5
Securities Purchase Agreement dated June 17, 2003 among the Registrant and the investors named therein (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on June 19, 2003).

10.6†	Form of Indemnification Agreement for officers of the Registrant (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2004).
10.7	Form of Indemnification Agreement for directors of the Registrant (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2004).
10.8
Production Share Agreement dated October 9, 2003 among the Registrant, North American Production Sharing, Inc., and Industrias Unidas de B.C., S.A. de C.V. (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-Kfiled on March 30, 2004).

10.9†
Consulting Agreement effective as of December 15, 2004 between the Registrant and Gensler Architecture, Design, and Planning, P.C. (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2006).

10.10†
Consulting Agreement effective as of December 15,, 2004 between the Registrant and Jeffrey H. Brite (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2006).

10.11
Loan and Security Agreement between Silicon Valley Bank and the Registrant dated August 15, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 18, 2005).

10.12†
Employment Agreement between the Registrant and John M. Davenport dated July 1, 2005 (incorporated by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005).

10.13†
Severance Agreement between the Registrant and David N. Ruckert dated September 16, 2005 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005).

10.14*
Fiberstars Development Agreement between the Registrant and Advanced Lighting Technologies, Inc. dated September 19, 2005 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005).

10.15*
ADLT Development Agreement between the Registrant and Advanced Lighting Technologies, Inc. dated September 19, 2005 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005).

10.16*
Equipment Purchase and Supply Agreement between the Registrant and Deposition Sciences, Inc. dated September 19, 2005 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005).

10.17
Cross-License Agreement between the Registrant and Advanced Lighting Technologies, Inc. dated September 19, 2005 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005).

10.18
Master Services Agreement between the Registrant and Advanced Lighting Technologies, Inc. dated September 19, 2005 (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Qfiled on November 14, 2005).

10.19
First Amendment to Production Share Agreement, effective as of August 17, 2005, among the Registrant, North American Production Sharing, Inc., and Industrias Unidas de B.C., S.A. de C.V. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 25, 2005).

10.20
Sublease between Venture Lighting International, Inc. and the Registrant dated as of November 11, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 17, 2005).

10.21
Amended and Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank dated December 30, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 6, 2006).

10.22†
Consulting Agreement between the Registrant and David N. Ruckert dated as of February 3, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2006).

10.23*
Equipment Purchase and Product Supply Agreement entered into as of May 25, 2006 between the Registrant and Deposition Sciences, Inc. (incorporated by reference to Exhibit 10.1 to Amendment No. 2 to the Registrant’s Quarterly Report on Form 10-Q filed on March 6, 2009).

10.24	Modification to Sublease between the Registrant and Keystone Ruby, LLC. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2006).
10.25
Amendment No. 1 to Amended and Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank dated September 25, 2006 (incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2006).

10.26†
First Amendment to Consulting Agreement between the Registrant and David N. Ruckert dated as of February 3, 2007 (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2007).

10.27†	Form of Indemnification Agreement for directors and officers of the Registrant (incorporated by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K filed on March 16, 2007).
10.28 10.29
Amendment No. 4 to Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the Registrant dated as of October 1, 2007 (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K filed on March 17, 2008).
Amendment No. 5 to Amended and Restated Loan and Security Agreement between Silicon Valley Bank and Registrant dated as of January 29, 2008(incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K filed on March 17, 2008).

10.30
Management Agreement between Barry R. Greenwald and the Registrant dated as of October 19, 2007 (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K filed on March 17, 2008).

10.31	Form of Securities Purchase Agreement dated as of March 14, 2008 (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on March 19, 2008).
10.32
Second Amended and Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank dated as of October 15, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 7, 2008).

10.33†
1994 Stock Option Plan, amended as of May 24, 2000 (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-52042) filed on December 18, 2000).

10.34†
1994 Director’s Stock Option Plan, amended as of May 12, 1999 (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-52042) filed on December 18, 2000).

10.35†	2004 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-122-686) filed on February 10, 2005).
10.36†	2008 Incentive Stock Plan (incorporated by reference to Appendix D to the Registrant’s Definitive Proxy Statement filed on August 8, 2008).
21.1	Significant Subsidiaries of the Registrant (filed with this Report).
23.1 24.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm (filed with this Report). Power of Attorney (filed with this Report).
31.1	Rule 13a-14(a) Certification by Chief Executive Officer (filed with this Report).

31.2	Rule 13a-14(a) Certification by Chief Financial Officer (filed with this Report).
32.1 32.2	Section 1350 Certification of Chief Executive Officer (filed with this Report). Section 1350 Certification of Chief Financial Officer (filed with this Report).

*           Confidential treatment has been granted with respect to certain portions of this agreement.
†           Management contract or compensatory plan or arrangement.