Form 10-Q
period 2009-03-31
ENERGY FOCUS, INC/DE
filed 2009-05-06
CIK 924168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of ”large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ (do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The number of outstanding shares of the registrants’ Common Stock, $0.0001 par value, as of April 30, 2009 was 14,834,920.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements:

	a.	Condensed Consolidated Balance Sheets at March 31, 2009 (unaudited) and December 31, 2008	3

	b.	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2009 and
		2008 (unaudited)	4

	c.	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended
		March 31, 2009 and 2008 (unaudited)	5

	d.	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2009 and
		2008 (unaudited)	6

	e.	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations		15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk		19

Item 4.	Controls and Procedures		19

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings		20

Item 1A.	Risk Factors		20

Item 6.	Exhibits		20

	Signatures		21

	Exhibit Index		22

Item 1.   Financial Statements

ENERGY FOCUS, INC.
CONDENSED
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,800	$10,568
Accounts receivable trade, net	2,183	2,668
Inventories, net	5,337	5,539
Prepaid and other current assets	597	639
Total current assets	14,917	19,414

Fixed assets net	3,891	4,096
Other assets	104	142
Total assets	$18,912	$23,652

LIABILITIES
Current liabilities:
Accounts payable	$1,490	$2,767
Accrued liabilities	1,329	1,621
Deferred revenue	74	191
Credit line borrowings	1,776	1,904
Current portion of long-term bank borrowings	53	54
Total current liabilities	4,722	6,537

Other deferred liabilities	71	81
Long-term bank borrowings	219	245
Total liabilities	5,012	6,863

SHAREHOLDERS' EQUITY
Common stock	1	1
Additional paid-in capital	66,061	65,865
Accumulated other comprehensive income	207	251
Accumulated deficit	(52,369)	(49,328)
Total shareholders' equity	13,900	16,789
Total liabilities and shareholders' equity	$18,912	$23,652

The accompanying notes are an integral part of these financial statements.

ENERGY FOCUS, INC.
CONDENSED
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands except per share amounts)
(unaudited)

	Three months ended
	March 31,
	2009	2008

Net sales	$2,805	$4,837
Cost of sales	2,487	3,593
Gross profit	318	1,244

Operating expenses:
Research and development	230	401
Sales and marketing	1,880	2,878
General and administrative	1,224	1,370
Total operating expenses	3,334	4,649
Loss from operations	(3,016)	(3,405)

Other income (expense):
Other income	1	2
Interest expense	(26)	(6)

Loss before income taxes	(3,041)	(3,409)

Provision for income taxes	—	(40)

Net loss	$(3,041)	$(3,449)

Net loss per share - basic and diluted	$(0.21)	$(0.28)

Shares used in computing net loss per share - basic and diluted	14,835	12,227

The accompanying notes are an integral part of these financial statements.

ENERGY FOCUS, INC.
CONDENSED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands)
(unaudited)

	Three months ended
	March 31,
	2009	2008

Net loss	$(3,041)	$(3,449)

Other comprehensive income (loss):
Foreign currency translation adjustments	(44)	159
Comprehensive loss	$(3,085)	$(3,290)

The accompanying notes are an integral part of these financial statements.

ENERGY FOCUS, INC.
CONDENSED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Three months ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(3,041)	$(3,449)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	276	311
Stock-based compensation	196	219
Provision for doubtful accounts receivable	(72)	(189)
Deferred taxes	—	40
Deferred revenue	(118)	105
Gain on disposal of fixed assets	4	1
Changes in assets and liabilities:
Accounts receivable	529	(260)
Inventories	137	(228)
Prepaid and other current assets	23	(34)
Other assets	30	(32)
Accounts payable	(1,271)	546
Accrued liabilities	(290)	159
Total adjustments	(556)	638
Net cash used in operating activities	(3,597)	(2,811)

Cash flows from investing activities:
Acquisition of fixed assets	(83)	(121)
Net cash used in investing activities	(83)	(121)

Cash flows from financing activities:
Cash proceeds from issuances of common stock, net	—	9,436
Cash proceeds from exercise of stock options	—	126
Proceeds from credit line borrowings	—	923
Payments of credit line borrowings	(119)	(901)
Payments of short and long-term bank borrowings	(13)	(179)
Net cash (used in) provided by financing activities	(132)	9,405

Effect of exchange rate changes on cash	44	(47)

Net (decrease) increase in cash and cash equivalents	(3,768)	6,426
Cash and cash equivalents, beginning of period	10,568	8,412
Cash and cash equivalents, end of period	$6,800	$14,838

The accompanying notes are an integral part of these financial statements.

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

1.  Nature of Operations

Energy Focus Inc. and subsidiaries (“the company”) design, develop, manufacture, and market lighting systems and customer specific energy efficient lighting solutions for a wide-range of use in both the general commercial market and the pool market.  The company’s lighting technology offers significant energy savings, heat dissipation, and maintenance cost benefits over conventional lighting for multiple applications.  The company’s solutions include fiber optic (“EFO”), light-emitting diode (“LED”), ceramic metal halide (“CMH”), high-intensity discharge (“HID”), and other highly energy efficient lighting technologies.  The company’s strategy also incorporates continued investment in research into new and emerging energy sources including, but not limited to, solar energy.  Typical savings of current technology averages 80% in electricity costs, while providing full-spectrum light closely simulating daylight colours.

2.  Summary of Significant Accounting Policies

The significant accounting policies of the company, which are summarized below, are consistent with generally accepted accounting principles and reflect practices appropriate to the business in which it operates.

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

Year-end Balance Sheet

The year-end balance sheet information was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  These financial statements should be read in conjunction with the company’s audited financial statements and notes thereto for the year ended December 31, 2008, which are contained in the company’s 2008 Annual Report on Form 10-K.

Foreign Currency Translation

The company’s international subsidiaries use their local currencies as their functional currencies.  For those subsidiaries, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the year.  Resulting translation adjustments are recorded directly to accumulated comprehensive income within the statement of shareholders’ equity.  Foreign currency transaction gains and losses are included as a component of other income and expense.  Gains and losses from foreign currency translation are included as a separate component of comprehensive income (expense) within the consolidated statement of comprehensive income (loss).

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

Liquidity

The company has incurred losses which have been attributable to operational performance, restructuring, and other charges such as the impairment of goodwill, which has led to negative cash flows, and violations of bank debt compliance.  Further, the company has not historically met management budgetary forecasts.  The company has managed its liquidity during this time through a series of cost reduction initiatives, bank lines of credit borrowings, and capital market transactions.  However, the global credit market crisis has had a dramatic effect on its industry and customer base.  The recession in the United States and Western Europe, and the slowdown of economic growth in the rest of the world, has created a business environment where it is substantially more difficult to obtain equity funding and additional non-equity financing.  Furthermore, this environment has resulted in an increased risk of customer payment defaults.  The company’s liquidity position, as well as its operating performance, was negatively affected by these economic and industry conditions and by other financial and business factors, many of which are beyond its control.

Management acknowledges that the level of cash utilization during the quarter ended March 31, 2009 is not sustainable for continuing as a viable entity on a long-term basis.  Management continues to aggressively reduce costs, as evidenced in the $1,315,000 decrease in operating expenses for the quarter ended March 31, 2009, as compared to the quarter ended March 31, 2008.  Management is executing further cost reductions and organizational realignments designed to sustain our viability.

Although the company is committed to managing cash utilization internally as the means of remaining a viable entity throughout 2009, there can be no assurances that this objective will be successful without obtaining external funding.  Therefore, the company is aggressively pursuing one or more of the following sources for external funding:

•	obtain loans and/or grants available through federal, state, and/or local governmental agencies,
•	obtain loans from various financial institutions,
•	obtain loans from non-traditional investment capital organizations,
•	sale and/or disposition of one or more operating units, and
•	obtain funding from the sale of our common stock or other equity instruments.

Obtaining financing through the above mentioned mechanisms contain risks, including:

•	government stimulus and/or grant money is not allocated to us despite our focus on the design, development, and manufacturing of energy efficient lighting systems,
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

Failure to effectively generate required operating cash through the above measures or through internally generated means could result in the company becoming insolvent in 2009.

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

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

A reconciliation of the numerator and denominator of basic and diluted loss per share is provided as follows (in thousands, except per share amounts):

	Three months ended
	March 31,
	2009	2008
Numerator - basic and diluted loss per share
Net loss	$(3,041)	$(3,449)

Denominator - basic and diluted loss per share
Weighted average shares outstanding	14,835	12,227

Basic and diluted net loss per share	$(0.21)	$(0.28)

At March 31, 2009, options and warrants to purchase 5,665,000 shares of common stock were outstanding, but were not included in the calculation of diluted net loss per share because their inclusion would have been anti-dilutive.  Options and warrants to purchase 5,226,000 shares of common stock were outstanding at March 31, 2008, but were not included in the calculation of diluted net loss per share because their inclusion would have been anti-dilutive.

Stock-Based Compensation

The company’s stock-based compensation plans are described in detail in its Annual Report on Form 10-K for the year ended December 31, 2008.

For the quarter ended March 31, 2009, the company recorded compensation expense of $196,000 compared to $219,000 for the quarter ended March 31, 2008.   Total unearned compensation of $1,279,000 remains at March 31, 2009 compared to $1,792,000 at March 31, 2008.  These costs will be charged to expense, amortized on a straight line basis, in future periods through 2013.  The remaining weighted average life of the outstanding options is approximately 1.9 years.

 The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model.  Estimates utilized in the calculation include the expected life of option, risk-free interest rate, and volatility, and are further comparatively detailed below.  We granted 360,000 stock options during the quarter ended March 31, 2009, and 125,000 during the quarter ended March 31, 2008.

The fair value of each option grant and stock purchase plan grant combined is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in the quarters ended March 31, 2009 and 2008:

	Three months ended
	March 31,
	2009	2008

Fair value of options issued	$0.50	$2.32
Exercise price	$0.84	$4.91
Expected life of option	4.0 years	4.0 years
Risk-free interest rate	1.53%	2.38%
Expected volatility	82.39%	59.20%
Dividend yield	0%	0%

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

Product Warranties

The company warrants finished goods against defects in material and workmanship under normal use and service for periods of one to three years.  Settlement costs consist of actual amounts expensed for warranty service, which are largely a result of third party service calls, and costs of replacement products.  A liability for the estimated future costs under product warranties is maintained for products outstanding under warranty (in thousands):

	Three months ended
	March 31,
	2009	2008

Balance at the beginning of the period	$292	$212
Accruals for warranties issued	24	52
Settlements made during the period (in cash or in kind)	(27)	(74)
Balance at the end of the period	$289	$190

3.   Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost determined using the first-in, first-out cost method) or market and consist of the following (in thousands):

	March 31,	December 31,
	2009	2008

Raw materials	$4,090	$4,738
Inventory reserve	(1,597)	(1,795)
Finished goods	2,844	2,596
	$5,337	$5,539

4.   Fixed Assets

Fixed assets are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets and consist of the following (in thousands):

	March 31,	December 31,
	2009	2008

Equipment (useful life 3 - 15 years)	$8,658	$8,632
Tooling (useful life 2 - 5 years)	2,758	2,752
Furniture and fixtures (useful life 5 years)	217	200
Computer software (useful life 3 years)	480	483
Leasehold improvements (the shorter of useful life or lease life)	991	1,276
Construction in progress	2	60
	13,106	13,403
Less: accumulated depreciation	(9,215)	(9,307)
	$3,891	$4,096

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

5.   Bank Borrowings

The company’s bank line of credit in the United States is based on an agreement with Silicon Valley Bank (“SVB”) dated October 15, 2008, incorporating a $4,000,000 revolving line of credit that includes a $1,500,000 sub-limit for cash management products, letters of credit, and foreign exchange.  The amount of borrowing available to the company is the lesser of $4,000,000 or the sum of the following:

•	up to a 75% advance rate against eligible accounts receivable, as defined by the agreement,
•	up to 50% of our cash balance in deposit at SVB, capped at $1,500,000, and
•	up to a 75% advance rate against eligible Early Buy accounts receivable, as defined by the agreement, capped at $500,000.

Borrowings under this agreement are collateralized by the company’s assets, including intellectual property, and bears interest at the SVB Prime Rate plus 1.00%.  If the company terminates the facility prior to maturity, it will be required to pay a 1.00% termination fee.  The company is required to maintain 85% of its cash and cash equivalents in operating and investment accounts with SVB and its affiliates.  The company is required to comply with certain covenant requirements, including a tangible net worth covenant.  As of March 31, 2009, the company is still negotiating with SVB to revise its tangible net worth covenant.  The interest rate at March 31, 2009 was 5.50% and 5.00% at December 31, 2008.  Borrowings under the revolving line of credit were $1,776,000 at March 31, 2009 and December 31, 2008.  Available borrowings under this revolving line of credit were $242,000 at March 31, 2009 and $263,000 at December 31, 2008.

Effective January 31, 2009, the company entered into a First Loan Modification and Forbearance Agreement with SVB which modified the one year credit agreement entered into on October 15, 2008.  This modification to the terms of the 2008 credit agreement states that borrowings are collateralized by our assets, including intellectual property and bears interest at the SVB Prime Rate plus 1.50%.  SVB also agreed to forebear from exercising its rights and remedies against the company as a result of violating its tangible net worth covenant as of December 31, 2008.  This forbearance expired on February 15, 2009, but the company is still negotiating with SVB to revise its tangible net worth covenant.

Through the company’s United Kingdom subsidiary, the company maintains a bank overdraft facility of $357,000 (in British pounds sterling, based on the exchange rate at March 31, 2009) under an agreement with Lloyds Bank Plc.  There were no borrowings against this facility as of March 31, 2009 or December 31, 2008. The facility is renewed annually on January 1.  The interest rate on the facility was 2.75% at March 31, 2009, and 7.25% at December 31, 2008.

Through the company’s German subsidiary, the company maintains a credit facility under an agreement with Sparkasse Neumarkt Bank.  This credit facility was put in place to finance the building of offices in Berching, Germany, which are owned and occupied by the company’s German subsidiary.  In November, 2008, the company began discussions with Sparkasse Neumarkt Bank related to the restructuring of the current credit facility.  It was agreed that an additional investment in its German subsidiary would be made in 2009 as a precondition to maintaining the current facility structure.  As of March 31, 2009, the company had borrowings of $272,000 (in Euros, based on the exchange rate at March 31, 2009) and $299,000 as of December 31, 2008 (in Euros, based on the exchange rate at December 31, 2008) against this credit facility, due December, 2013.  The interest rate was 6.20% at March 31, 2009 and 5.49% at December 31, 2008.  In addition, the company’s German subsidiary has a revolving line of credit for $106,000 (in Euros, based on the exchange rate at March 31, 2009) with Sparkasse Neumarkt Bank.  As of March 31, 2009, there were no borrowings against this facility, and borrowings of $128,000 at December 31, 2008 (in Euros, based on the exchange rate at December 31, 2008).  The revolving facility is renewed annually on January 1.  Interest rates on this line of credit were 16.00% at March 31, 2009 and 11.00% at December 31, 2008.

Future maturities of remaining borrowings are (in thousands):

Year ending March 31,	United States	Germany	Total

2010	$1,776	$53	$1,829
2011	—	55	55
2012	—	59	59
2013	—	62	62
2014	—	43	43
Total commitment	$1,776	$272	$2,048

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

6.   Comprehensive Operations

Comprehensive income (loss) is defined as net income (loss) plus sales, expenses, gains and losses that, under generally accepted accounting principles, are included in comprehensive income (loss) but excluded from net income (loss).  A separate statement of comprehensive loss has been presented with this report.

7.  Segments and Geographic Information

The company has two primary product lines: pool lighting and general commercial lighting, each of which markets and sells lighting systems and customer specific energy efficient lighting solutions.  The company markets its products and solutions for worldwide distribution through a combination of direct sales employees, independent sales representatives, and various distributors in different geographic markets throughout the world.

A summary of sales by geographic area is as follows (in thousands):

	Three months ended
	March 31,
	2009	2008

United States Domestic	$1,594	$2,580
Other Countries	1,211	2,257
	$2,805	$4,837

A summary of sales by product line is as follows (in thousands):

	Three months ended
	March 31,
	2009	2008

Pool Lighting	$668	$1,607
Commercial Lighting	2,137	3,230
	$2,805	$4,837

A summary of long-lived geographic assets (fixed assets) is as follows (in thousands):

	March 31,	December 31,
	2009	2008

United States Domestic	$3,561	$3,726
Germany	158	177
Other Countries	172	193
	$3,891	$4,096

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

8.   Recent Accounting Pronouncements

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (FAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This guidance applies only when other guidance requires or permits assets or liabilities to be measured at fair value; it does not expand the use of fair value in any new circumstances.  FAS 157 went into effect for fiscal years beginning after November 15, 2007 (effective January 1, 2008, for the company).  In February 2008, the FASB issued Staff Position FAS 157-1, which provides that FAS 157 does not apply under FAS 13, “Accounting for Leases,” and other accounting pronouncements that address fair value measurements for leases.  The company adopted the financial assets and liabilities portion of this FASB and it had no effect.  In February 2008, the FASB also issued Staff Position FAS 157-2, which delays the effective date of FAS 157 for all nonfinancial assets and liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). For items within the scope of Staff Position FAS 157-2, the effective date will be for fiscal years beginning after November 15, 2008 (January 1, 2009, for the company).  Management is evaluating the effect that this guidance may have on the company’s overall financial position or results of operations and the company does not anticipate that it will have a significant impact.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (FAS 159). This guidance provides an option to selectively report financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. FAS 159 was effective for fiscal years beginning after November 15, 2007 (effective January 1, 2008, for the company).  The company has elected to not apply this fair value option to any of its existing assets or liabilities. However, the company may adopt this guidance for assets or liabilities in the future as permitted under FAS 159.

In December 2007, the FASB issued FAS No. 141(R), “Business Combinations” (FAS 141(R)).The new pronouncement requires the acquiring entity in a business combination to recognize only the assets acquired and liabilities assumed in a transaction (e.g., acquisition costs must be expensed when incurred), establishes the fair value at the date of acquisition as the initial measurement for all assets acquired and liabilities assumed, and requires expanded disclosures. FAS 141(R) is effective for fiscal years beginning after December 15, 2008 (January 1, 2009, for the company).  Management is evaluating the effect that this guidance may have on the company’s overall financial position or results of operations and the company does not anticipate that it will have a significant impact.

In December 2007, the FASB issued FAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (FAS 160). The new pronouncement requires all entities to report non-controlling (minority) interests in subsidiaries as a component of shareholders’ equity.  FAS 160 is effective for fiscal years beginning after December 15, 2008 (January 1, 2009, for the company).  Management is evaluating the effect that this guidance may have on the company’s overall financial position or results of operations and the company does not anticipate that it will have a significant impact.

9.   Income Taxes

At March 31, 2009, we have recorded a full valuation allowance against the company’s deferred tax assets in the United States and Germany, due to uncertainties related to its ability to utilize its deferred tax assets, primarily consisting of certain net operating losses carried forward.  The valuation allowance is based upon the company’s estimates of taxable income by jurisdiction and the period over which its deferred tax assets will be recoverable.

10.   Commitments and Contingencies

At March 31, 2009, a letter of credit in the amount of $293,000 (in Euros, based on the exchange rate at March 31, 2009) was held by the company on behalf of Sparkasse Neumarkt Bank.  The letter of credit would be drawn against the company’s line of credit facility with Silicon Valley Bank in the event of a default by the company’s German subsidiary on its outstanding loan with Sparkasse Neumarkt Bank.

11.  Related Party Transactions

On February 3, 2006, the company had entered into a consulting agreement with David Ruckert, a member of its Board of Directors. This agreement was terminated on June 30, 2007.  No payments were made during the three months ending March 31, 2009 or March 31, 2008.  Additionally, Mr. Ruckert was granted options to purchase 32,000 shares of the company’s common stock.  Stock expense incurred under FAS 123(R) related to these options was $7,000 for the quarter ending March 31, 2009 and $7,000 for the quarter ending March 31, 2008.

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

On October 19, 2007, the company entered into a management agreement with Barry Greenwald, General Manager of its Pool Lighting Division.  Per this agreement, the company was to pay Mr. Greenwald nonrefundable amounts totaling $309,000 of additional compensation, of which $77,000 was paid on November 1, 2007.  Upon Mr. Greenwald’s termination on January 21, 2008, the company incurred an expense of $232,000, of which $77,000 was paid on March 14, 2008.

On March 14, 2008, the company received an additional $9,335,000 in equity financing, net of expenses.  The investment was made by several current Energy Focus, Inc. shareholders, including four members of the Board of Directors.  These investors agreed to an at-market purchase of approximately 3.1 million units for $3.205 per unit, based on the closing bid price of the company’s common shares on March 13, 2008 of $3.08.  Each unit comprises one share of the company’s common stock, par value $0.0001 per share, and one warrant to purchase one share of the company’s common stock at an exercise price of $3.08 per share.  The warrants were immediately separable from the units and immediately exercisable, and will expire five years after the date of their issuance.  This additional financing was to be used to fund working capital, pay debt and perform additional research and development.  The company received 100% of the funds from escrow on March 17, 2008.  Among the investors were Ronald A. Casentini, John M. Davenport, John B. Stuppin, and Philip E. Wolfson, all of whom were members of its Board of Directors at the time of the transaction, and who invested approximately $100,000 in the aggregate.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related notes included elsewhere in this report and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

OVERVIEW

We are engaged in the design, development, manufacturing, marketing, and installation of energy-efficient lighting systems where we serve two principal markets; commercial/industrial lighting and pool lighting.  Our business strategy evolved into providing our customers with turnkey, comprehensive energy-efficient lighting solutions which included, but were not limited to, our patented and proprietary technology.  Our solutions included fiber optic (“EFO”), light-emitting diode (“LED”), ceramic metal halide (“CMH”), high-intensity discharge (“HID”), and other highly energy efficient lighting technologies.  Our strategy also incorporated continued investment in research into new and emerging energy sources including, but not limited to, solar energy.  Typical savings of current technology averages 80% in electricity costs, while providing full-spectrum light closely simulating daylight colors.

We expect to continue our on-going leadership role in the United States government’s Very High Efficiency Solar Cell (“VHESC”) Consortium sponsored by the Defense Advanced Research Projects Agency (“DARPA”), where we expect to be able to commercialize a solar cell technology that will significantly surpass current solar efficiencies ranging from 6% - 20%.  Our proven optics technology has already shown the ability to achieve approximately 40% efficiency in a laboratory environment and we believe that this efficiency, or greater, can be achieved on a cost-effective, commercially-viable scale.

RESULTS OF OPERATIONS

Net sales were $2,805,000 for the quarter ended March 31, 2009; a decrease of 42.0% compared to the quarter ended March 31, 2008.  The decrease primarily resulted from decreased pool lighting sales, $939,000, and decreased sales by our European subsidiaries, $928,000, from first quarter 2008 levels.  EFO sales were $1,543,000 for the quarter ended March 31, 2009; a decrease of $541,000, or 26.0%, from the quarter ended March 31, 2008.  EFO sales in 2009 and 2008 include sales from EFO fiber optic lighting, EFO LED, EFO Controls, and EFO Government products.

Gross profit was $318,000 for the quarter ended March 31, 2009, a 74.4% decrease compared to the same period in the prior year.  The gross profit margin as a percentage of sales decreased to 11.3% for the first quarter of 2009 as compared to 25.7% for the first quarter of 2008.

Cash utilization was $3,768,000 for the quarter ended March 31, 2009; a 19.1% increase compared to the quarter ended March 31, 2008.  Cash utilization for the quarter ended March 31, 2008 was $3,164,000, net of proceeds from issuances of common stock and warrants to purchase shares of our common stock of $9,436,000.

Deteriorating global economic conditions within the housing and construction industries had an adverse impact not only on our ability to expand within current markets, but also to penetrate new markets.  For 2009, we intend to continue to combat these global economic pressures by focusing sales resources in new and existing market channels including food retailers, cold storage, and government facilities.  Further, we will continue to implement strategic sourcing and operational cost reductions on a global basis.  Selected price increases will also be implemented.

Net research and development expenses were $230,000 for the quarter ended March 31, 2009; a decrease of $171,000, or 42.6%, as compared to the quarter ended March 31, 2008.  Gross expenses for research and development decreased by 19.8% primarily due to lower project costs in the United States.  Our gross research and development expenses are reduced on a proportional performance basis under DARPA Small Business Innovation Research (“SBIR”) development contracts.  These contracts were signed in 2007, for a total of $1,500,000 to be reimbursed over the two-year life of the contracts.  At March 31, 2009, $371,000 remained as unrecognized reductions of gross research and development expenses.  The gross research and development spending along with credits from government contracts is shown in the table:

	Three months ended
	March 31,
	2009	2008

Gross expenses for research and development	$404	$504
Deduct: credits from DARPA contracts	(174)	(103)
	$230	$401

Sales and marketing expenses decreased 34.7% to $1,880,000 for the quarter ended March 31, 2009 as compared to $2,878,000 for the quarter ended March 31, 2008.  The decrease is primarily due to lower salaries and benefits in the United States and United Kingdom, lower advertising expenses on a global basis, and management’s efforts to reduce costs.

General and administrative expenses decreased 10.7% to $1,224,000 for the quarter ended March 31, 2009 as compared to $1,370,000 quarter ended March 31, 2008.  The decrease is primarily due to lower professional fees in the United States, as well as management’s efforts to reduce costs.

We recorded a net loss of $3,041,000 for the quarter ended March 31, 2009, an 11.8% decrease from the net loss of $3,449,000 for the quarter ended March 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

At March 31, 2009, our cash and cash equivalents were $6,800,000 as compared to $10,568,000 at December 31, 2008, a net cash decrease of $3,768,000 for the quarter ended March 31, 2009.  This compares to a net cash increase of $6,426,000 for quarter ended March 31, 2008.

Cash Used in Operating Activities

Net cash used in operating activities primarily consists of net loss adjusted by non-cash items, including depreciation, amortization, stock-based compensation, and the effect of changes in working capital.  Cash decreased during the quarter ended March 31, 2009, by a net loss of $3,041,000, compared to a net loss of $3,449,000 for the quarter ended March 31, 2008.  After adjustments, net cash used in operating activities was $3,597,000 for the quarter ended March 31, 2009, an increase of 28.9% compared to a net cash usage of $2,811,000 for the quarter ended March 31, 2008.

Cash Used in Investing Activities

Net cash used in investing activities was $83,000 for the quarter ended March 31, 2009; a decrease of 31.4% compared to a net cash usage of $121,000 for the quarter ended March 31, 2008.  During both periods, cash was used for the acquisition of fixed assets.

Cash (Used in) Provided by Financing Activities

Net cash used in financing activities was $132,000 for the quarter ended March 31, 2009.  This cash usage was due to payment on our lines of credit, $119,000, and long-term bank borrowing, $13,000.  For the quarter ended March 31, 2008, financing activities contributed $9,405,000.  This net contribution was due primarily to cash proceeds from issuances of common stock and warrants to purchase shares of our common stock for $9,436,000.

Our bank line of credit in the United States is based on an agreement with Silicon Valley Bank (“SVB”) dated October 15, 2008, incorporating a $4,000,000 revolving line of credit that includes a $1,500,000 sub-limit for cash management products, letters of credit, and foreign exchange.  Borrowings under this agreement are collateralized by our assets, including intellectual property, and bears interest at the SVB Prime Rate plus 1.00%.  If we terminate the facility prior to maturity, we will be required to pay a 1.00% termination fee.  We are required to maintain 85% of our cash and cash equivalents in operating and investment accounts with SVB and its affiliates.  We are also required to comply with certain covenant requirements, including a tangible net worth covenant.  As of March 31, 2009, we are still negotiating with SVB to revise our tangible net worth covenant.  The interest rate at March 31, 2009 was 5.50% and 5.00% at December 31, 2008.  Borrowings under the revolving line of credit were $1,776,000 at March 31, 2009 and December 31, 2008.  Available borrowings under this revolving line of credit were $242,000 at March 31, 2009 and $263,000 at December 31, 2008.

Effective January 31, 2009, we entered into a First Loan Modification and Forbearance Agreement with SVB which modified the one year credit agreement entered into on October 15, 2008.  This modification to the terms of the 2008 credit agreement states that borrowings are collateralized by our assets, including intellectual property, and bears interest at the SVB Prime Rate plus 1.50%.  SVB also agreed to forebear from exercising its rights and remedies against us as a result of violating our tangible net worth covenant as of December 31, 2008.

Through our United Kingdom subsidiary, we maintain a bank overdraft facility of $357,000 (in British pounds sterling, based on the exchange rate at March 31, 2009) under an agreement with Lloyds Bank Plc.  There were no borrowings against this facility as of March 31, 2009 or December 31, 2008.  The facility is renewed annually on January 1.  The interest rate on the facility was 2.75% at March 31, 2009, and 7.25% at December 31, 2008.

Through our German subsidiary, we maintain a credit facility under an agreement with Sparkasse Neumarkt Bank.  This credit facility was put in place to finance the building of offices in Berching, Germany, which are owned and occupied by our German subsidiary.  In November, 2008, we began discussions with Sparkasse Neumarkt Bank related to the restructuring of the current credit facility.  It was agreed that an additional investment in its German subsidiary would be made in 2009 as a precondition to maintaining the current facility structure.  As of March 31, 2009, we had borrowings of $272,000 (in Euros, based on the exchange rate at March 31, 2009) and $299,000 as of December 31, 2008 (in Euros, based on the exchange rate at December 31, 2008) against this credit facility, due December, 2013.  The interest rate was 6.20% at March 31, 2009 and 5.49% at December 31, 2008.  In addition, our German subsidiary has a revolving line of credit for $106,000 (in Euros, based on the exchange rate at March 31, 2009) with Sparkasse Neumarkt Bank.  As of March 31, 2009, there were no borrowings against this facility, and borrowings of $128,000 at December 31, 2008 (in Euros, based on the exchange rate at December 31, 2008).  The revolving facility is renewed annually on January 1.  Interest rates on this line of credit were 16.00% at March 31, 2009 and 11.00% at December 31, 2008.

We have incurred losses which have been attributable to operational performance, restructuring, and other charges such as the impairment of goodwill, which has led to negative cash flows, and violations of bank debt compliance.  Further, we have not historically met management budgetary forecasts.  We have managed our liquidity during this time through a series of cost reduction initiatives, bank lines of credit borrowings, and capital market transactions.  However, the global credit market crisis has had a dramatic effect on our industry and customer base.  The recession in the United States and Western Europe, and the slowdown of economic growth in the rest of the world, has created a business environment where it is substantially more difficult to obtain equity funding and additional non-equity financing.  Furthermore, this environment has resulted in an increased risk of customer payment defaults.  Our liquidity position, as well as our operating performance, was negatively affected by these economic and industry conditions and by other financial and business factors, many of which are beyond our control.

Management acknowledges that the level of cash utilization during the quarter ended March 31, 2009 is not sustainable for continuing as a viable entity on a long-term basis.  Management continues to aggressively reduce costs, as evidenced in the $1,315,000 decrease in operating expenses for the quarter ended March 31, 2009, as compared to the quarter ended March 31, 2008.  Further, management is executing further cost reductions and organizational realignments designed to sustain our solvency.

Although we are committed to managing cash utilization internally as the means of remaining a viable entity throughout 2009, there can be no assurances that this objective will be successful without obtaining external funding.  Therefore, we are aggressively pursuing one or more of the following sources for external funding:

•	obtain loans and/or grants available through federal, state, and/or local governmental agencies,
•	obtain loans from various financial institutions,
•	obtain loans from non-traditional investment capital organizations,
•	sale and/or disposition of one or more operating units, and
•	obtain funding from the sale of our common stock or other equity instruments.

Obtaining financing through the above mentioned mechanisms contain risks, including:

•	government stimulus and/or grant money is not allocated to us despite our focus on the design, development, and manufacturing of energy efficient lighting systems,
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

Failure to effectively generate required operating cash through the above measures or through internally generated means could result in the company becoming insolvent in 2009.

CRITICAL ACCOUNTING POLICIES

The preparation of our financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies and the reported amounts of revenue and expenses in the financial statements.  Material differences may result in the amount and timing of revenue and expenses if different judgments or different estimates were utilized.  Critical accounting policies, judgments and estimates which we believe have the most significant impact on our financial statements include allowances for doubtful accounts, returns, warranties, valuation of inventories, and stock based compensation.  For the detailed discussion of the application of policies critical to our business operations, see our Annual Report on Form 10-K for the year ended December 31, 2008.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (FAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  This guidance applies only when other guidance requires or permits assets or liabilities to be measured at fair value; it does not expand the use of fair value in any new circumstances.  FAS 157 went into effect for fiscal years beginning after November 15, 2007 (effective January 1, 2008, for our company).  In February 2008, the FASB issued Staff Position FAS 157-1, which provides that FAS 157 does not apply under FAS 13, “Accounting for Leases,” and other accounting pronouncements that address fair value measurements for leases.  We adopted the financial assets and liabilities portion of this FASB and it had no effect.  In February 2008, the FASB also issued Staff Position FAS 157-2, which delays the effective date of FAS 157 for all nonfinancial assets and liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  For items within the scope of Staff Position FAS 157-2, the effective date will be for fiscal years beginning after November 15, 2008 (January 1, 2009, for our company).  Management is evaluating the effect that this guidance may have on our overall financial position or results of operations and we do not anticipate that it will have a significant impact.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (FAS 159). This guidance provides an option to selectively report financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  FAS 159 is in effect for fiscal years beginning after November 15, 2007 (effective January 1, 2008, for our company).  We have elected to not apply this fair value option to any of our existing assets or liabilities.  However, we may adopt this guidance for assets or liabilities in the future as permitted under FAS 159.

In December 2007, the FASB issued FAS No. 141(R), “Business Combinations” (FAS 141(R)). The new pronouncement requires the acquiring entity in a business combination to recognize only the assets acquired and liabilities assumed in a transaction (e.g., acquisition costs must be expensed when incurred), establishes the fair value at the date of acquisition as the initial measurement for all assets acquired and liabilities assumed, and requires expanded disclosures.  FAS 141(R) is in effect for fiscal years beginning after December 15, 2008 (January 1, 2009, for our company).  Management is evaluating the effect that this guidance may have on our overall financial position or results of operations and we do not anticipate that it will have a significant impact.

In December 2007, the FASB issued FAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (FAS 160).  The new pronouncement requires all entities to report non-controlling (minority) interests in subsidiaries as a component of shareholders’ equity.  FAS 160 is in effect for fiscal years beginning after December 15, 2008 (January 1, 2009, for our company).  Management is evaluating the effect that this guidance may have on our overall financial position or results of operations and we do not anticipate that it will have a significant impact.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2009, we had $913,000 in cash held in foreign currencies based on the exchange rates at March 31, 2009.  The balances for cash held overseas in foreign currencies are subject to exchange rate risk.  We have a policy of maintaining cash balances in local currencies unless an amount of cash is occasionally transferred in order to repay inter-company debts.

As of March 31, 2009, we had no borrowings against a credit facility secured by real property owned by our German subsidiary.  As of December 31, 2008, we had $128,000 (in Euros, based on the exchange rate at December 31, 2008) borrowed against this credit facility.

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

Item 1A.  Risk Factors

There are no significant changes in risk factors from our Annual Report on Form 10-K for the year ended December 31, 2008.

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

ENERGY FOCUS, INC.

Date: May 6, 2009	By:	/s/ Joseph G. Kaveski
Joseph G. Kaveski
Chief Executive Officer

	By:	/s/ Nicholas G. Berchtold
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