Form 10-Q
period 2009-06-30
ENERGY FOCUS, INC/DE
filed 2009-08-13
CIK 924168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-24230
ENERGY FOCUS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3021850 (I.R.S. Employer Identification No.)
32000 Aurora Rd., Solon, OH
(Address of principal executive offices)
44139
(Zip Code)
(Registrant’s telephone number, including area code): (440) 715-1300
(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of outstanding shares of the registrants’ Common Stock, $0.0001 par value, as of July 31, 2009 was 15,078,979.

Item 1. Financial Statements
ENERGY FOCUS, INC.
CONDENSED
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except per share amounts)

	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,613	$10,568
Accounts receivable trade, net	1,903	2,668
Inventories, net	4,928	5,539
Prepaid and other current assets	300	639

Total current assets	12,744	19,414

Fixed assets, net	3,582	4,096
Other assets	102	142

Total assets	$16,428	$23,652

LIABILITIES
Current liabilities:
Accounts payable	$1,222	$2,767
Accrued liabilities	1,186	1,621
Deferred revenue	216	191
Credit line borrowings	1,776	1,904
Current portion of long-term borrowings	—	54

Total current liabilities	4,400	6,537

Other deferred liabilities	67	81
Long-term borrowings	71	245

Total liabilities	4,538	6,863

SHAREHOLDERS’ EQUITY
Preferred stock, par value $0.0001 per share:
Authorized: 2,000,000 shares in 2009 and 2008
Issued and outstanding: no shares in 2009 and 2008	—	—
Common stock, par value $0.0001 per share:
Authorized: 30,000,000 shares in 2009 and 2008
Issued and outstanding: 15,079,000 in 2009 and 14,835,000 in 2008	1	1
Additional paid-in capital	66,238	65,865
Accumulated other comprehensive income	369	251
Accumulated deficit	(54,718)	(49,328)

Total shareholders’ equity	11,890	16,789

Total liabilities and shareholders’ equity	$16,428	$23,652

The accompanying notes are an integral part of these financial statements.

ENERGY FOCUS, INC.
CONDENSED
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share amounts)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008

Net sales	$3,815	$7,616	$6,620	$12,453
Cost of sales	3,016	5,173	5,503	8,766

Gross profit	799	2,443	1,117	3,687

Operating expenses:
Research and development	253	192	483	493
Sales and marketing	1,650	2,712	3,530	5,690
General and administrative	1,202	1,182	2,426	2,552
Loss on impairment of assets	165	—	165	—

Total operating expenses	3,270	4,086	6,604	8,735

Loss from operations	(2,471)	(1,643)	(5,487)	(5,048)

Other income (expense):
Other income	146	30	147	32
Interest expense	(24)	14	(50)	8

Loss before income taxes	(2,349)	(1,599)	(5,390)	(5,008)

Provision for income taxes	—	(40)	—	(80)

Net loss	$(2,349)	$(1,639)	$(5,390)	$(5,088)

Net loss per share — basic and diluted	$(0.16)	$(0.11)	$(0.36)	$(0.38)

Shares used in computing net loss per share — basic and diluted	14,915	14,830	14,877	13,521

The accompanying notes are an integral part of these financial statements.

ENERGY FOCUS, INC.
CONDENSED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008

Net loss	$(2,349)	$(1,639)	$(5,390)	$(5,088)

Other comprehensive income (loss):
Foreign currency translation adjustments	162	7	118	166

Comprehensive loss	$(2,187)	$(1,632)	$(5,272)	$(4,922)

The accompanying notes are an integral part of these financial statements.

ENERGY FOCUS, INC.
CONDENSED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Six months ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(5,390)	$(5,088)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on impairment of assets	165	—
Depreciation	540	621
Stock-based compensation	364	433
Provision for doubtful accounts receivable	(98)	(266)
Deferred taxes	—	80
Deferred revenue	25	(41)
Loss on disposal of fixed assets	14	1
Changes in assets and liabilities:
Accounts receivable	931	(583)
Inventories	755	466
Prepaid and other current assets	(19)	(13)
Other assets	39	(58)
Accounts payable	(1,563)	177
Accrued liabilities	(465)	213

Total adjustments	688	1,030

Net cash used in operating activities	(4,702)	(4,058)

Cash flows from investing activities:
Proceeds from disposal of fixed assets	346	—
Acquisition of fixed assets	(177)	(298)

Net cash provided by (used in) investing activities	169	(298)

Cash flows from financing activities:
Cash proceeds from issuances of common stock, net	10	9,335
Cash proceeds from exercise of stock options	—	130
Proceeds from credit line borrowings	1,904	1,968
Payments of credit line borrowings	(2,027)	(2,813)
Proceeds from long-term bank borrowings	70	—
Payments of short and long-term bank borrowings	(288)	(358)

Net cash (used in) provided by financing activities	(331)	8,262

Effect of exchange rate changes on cash	(91)	(69)

Net (decrease) increase in cash and cash equivalents	(4,955)	3,837
Cash and cash equivalents, beginning of period	10,568	8,412

Cash and cash equivalents, end of period	$5,613	$12,249

The accompanying notes are an integral part of these financial statements.

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)
1. Nature of Operations
Energy Focus, Inc. and subsidiaries (“the company”) design, develop, manufacture, and market lighting systems and customer specific energy efficient lighting solutions for a wide-range of use in both the general commercial market and the pool market. The company’s lighting technology offers significant energy savings, heat dissipation, and maintenance cost benefits over conventional lighting for multiple applications. The company’s solutions include fiber optic (“EFO”), light-emitting diode (“LED”), ceramic metal halide (“CMH”), high-intensity discharge (“HID”), and other highly energy efficient lighting technologies. The company’s strategy also incorporates continued investment into researching new and emerging energy sources including, but not limited to, solar energy for both the public and private sectors. Typical savings of current technology average 80% in electricity costs, while providing full-spectrum light closely simulating daylight colours.
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
Basis of Presentation
The consolidated financial statements (“financial statements”) include the accounts of the company and its subsidiaries, Crescent Lighting Limited (“CLL”) located in the United Kingdom and LBM Lichtleit-Fasertechnik (“LBM”) located in Germany. All significant inter-company balances and transactions have been eliminated.
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

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)
Foreign Currency Translation
The company’s international subsidiaries use their local currencies as their functional currencies. For those subsidiaries, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense accounts are translated at average exchange rates during the year. Resulting translation adjustments are recorded directly to accumulated comprehensive income as a component of shareholders’ equity. Foreign currency transaction gains and losses are included as a component of other income and expense. Gains and losses from foreign currency translation are included as a separate component of comprehensive income (expense) within the consolidated statement of comprehensive income (loss).
Liquidity
The company has continued to incur losses which have been attributable to operational performance, restructuring, and miscellaneous non-cash charges. This trend has, in turn, led to negative cash flows and ongoing bank debt compliance violations. The company has managed its liquidity during this period through a series of previously announced cost reduction initiatives, bank debt restructuring, and certain asset disposals. However, the ongoing global financial crisis has continued to have a dramatic effect on the company’s industry and customer base. Further, the ongoing recession in the United States and Western Europe, combined with the slowdown of economic growth in the rest of the world, continues to foster a business environment where it is extremely difficult and costly to obtain either equity or non-equity financing. This environment has also increased the potential for customer payment defaults. The company’s liquidity position, as well as its operating performance, has been negatively affected by these economic and industry conditions and by other financial and business factors, many of which are beyond its control.
Management acknowledges that the level of negative cash utilization experienced during the six months ended June 30, 2009, if sustained, could result in the insolvency of the company in 2009 without the infusion of additional equity or non-equity financing. Therefore, the company is aggressively pursuing all of the following sources for working capital funding:
•	obtain loans from various financial institutions,

•	obtain loans from one or more non-traditional investment capital organizations,

•	sale and/or disposition of one or more operating units, and

•	obtain funding from the sale of the company’s common stock or other equity instruments.
Obtaining financing through the above mentioned mechanisms contain risks, including:
•	loans or other debt instruments may have terms and/or conditions, such as interest rate, restrictive covenants, and control or revocation provisions, which are not acceptable to management or our Board of Directors,

•	the current global economic crisis combined with our current financial condition may prevent us from being able to obtain any debt financing,

•	financing may not be available for parties interested in pursuing the acquisition of one or more of our operating units, and

•	additional equity financing may not be available to us in the current economic environment and could lead to further dilution of shareholder value for current shareholders of record.
The company continues to aggressively reduce costs, as evidenced in the $2,296,000 decrease in operating expenses, net of a non-cash loss on impairment of fixed assets of $165,000, for the six months ended June 30, 2009, as compared to the six months ended June 30, 2008. The company’s cash utilization was $1,187,000 for the three months ended June 30, 2009; a 54.2% decrease compared to the cash utilization for the three months ended June 30, 2008 of $2,589,000. Management continues to execute further cost reductions and organizational realignments in an effort to sustain the company’s ongoing viability throughout the remainder of 2009.
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

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)
A reconciliation of the numerator and denominator of basic and diluted loss per share is provided as follows (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Numerator — basic and diluted loss per share
Net loss	$(2,349)	$(1,639)	$(5,390)	$(5,088)

Denominator — basic and diluted loss per share
Weighted average shares outstanding	14,915	14,830	14,877	13,521

Basic and diluted net loss per share	$(0.16)	$(0.11)	$(0.36)	$(0.38)

At June 30, 2009, options and warrants to purchase 5,734,000 shares of common stock were outstanding, but were not included in the calculation of diluted net loss per share because their inclusion would have been anti-dilutive. Options and warrants to purchase 5,106,000 shares of common stock were outstanding at June 30, 2008, but were not included in the calculation of diluted net loss per share because their inclusion would have been anti-dilutive.
Stock-Based Compensation
The company’s stock-based compensation plans are described in detail in its Annual Report on Form 10-K for the year ended December 31, 2008.
For the three and six months ended June 30, 2009, the company recorded compensation expense of $168,000 and $364,000, respectively, compared to $214,000 and $433,000 for the three and six months ended June 30, 2008. Total unearned compensation of $1,152,000 remains at June 30, 2009 compared to $1,363,000 at June 30, 2008. These costs will be charged to expense, amortized on a straight line basis, in future periods through 2013. The remaining weighted average life of the outstanding options is approximately 1.8 years.
The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. Estimates utilized in the calculation include the expected life of option, risk-free interest rate, and volatility, and are further comparatively detailed below. During the six months ended June 30, 2009, the company granted 465,000 stock options compared to the 225,000 granted during the six months ended June 30, 2008.
The fair value of each option grant and stock purchase plan grant combined is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in the six months ended June 30, 2009 and 2008:

	Six months ended
	June 30,
	2009	2008

Fair value of options issued	$0.48	$1.20
Exercise price	$0.79	$2.32
Expected life of option	4.0 years	4.0 years
Risk-free interest rate	1.70%	2.83%
Expected volatility	84.05%	66.40%
Dividend yield	0%	0%

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)
On May 29, 2009, the company’s five senior executive officers agreed to accept voluntary salary reductions for the remainder of the 2009 calendar year in exchange for the issuance of restricted shares of common stock as authorized under the company’s 2008 Stock Incentive Plan. Two other key executives of the company also accepted salary reductions for the balance of the year in exchange for restricted shares. Each officer and key executive voluntarily accepted a ten percent (“10%”) salary reduction for the remainder of 2009, except for one officer who voluntarily accepted a forty percent (“40%”) decrease for the remainder of 2009. The number of restricted shares of common stock issued to each officer and executive was equal to the dollar value of the individual’s salary reduction divided by the closing price per share of the company’s common stock on May 29, 2009. The total number of restricted shares of common stock issued to these officers and executives was 209,000. The company reserves the right to extend these salary reductions into the 2010 calendar year and beyond.
On May 29, 2009, two members of the company’s Board of Directors also voluntarily relinquished their directors’ fee for the balance of 2009 in exchange for restricted shares of common stock on the same terms as the shares granted to the officers. The number of restricted shares of common stock issued to each director was equal to the dollar value of the individual’s relinquished director’s fee divided by the closing price per share of the company’s common stock on May 29, 2009. The total number of restricted shares of common stock issued to these directors was 19,000.
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

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008

Balance at the beginning of the period	$289	$190	$292	$212
Accruals for warranties issued	34	85	58	138
Settlements made during the period (in cash or in kind)	(192)	(85)	(219)	(160)

Balance at the end of the period	$131	$190	$131	$190

3. Inventories
Inventories are stated at the lower of standard cost (which approximates actual cost determined using the first-in, first-out cost method) or market and consist of the following (in thousands):

	June 30,	December 31,
	2009	2008

Raw materials	$3,410	$4,738
Inventory reserve	(1,527)	(1,795)
Finished goods	3,045	2,596

	$4,928	$5,539

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)
4. Fixed Assets
Fixed assets are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets and consist of the following (in thousands):

	June 30,	December 31,
	2009	2008

Equipment (useful life 3 - 15 years)	$8,544	$8,632
Tooling (useful life 2 - 5 years)	2,630	2,752
Furniture and fixtures (useful life 5 years)	230	200
Computer software (useful life 3 years)	470	483
Leasehold improvements (the shorter of useful life or lease life)	885	1,276
Construction in progress	2	60

	12,761	13,403
Less: accumulated depreciation	(9,179)	(9,307)

	$3,582	$4,096

5. Long-Term Borrowings
The company’s bank line of credit in the United States is based on an agreement with Silicon Valley Bank (“SVB”) dated October 15, 2008, modified effective January 31, 2009 and June 12, 2009, and further modified effective July 22, 2009, as defined below. At June 30, 2009, this agreement provided for a $2,000,000 revolving line of credit, renewable on a month-to-month basis. The amount of borrowings available to the company is the lesser of $2,000,000 or 75% of eligible accounts receivable, as defined by the agreement.
Borrowings under this agreement are collateralized by the company’s assets, including intellectual property, and bear interest at the SVB Prime Rate plus 1.50%, as of June 30, 2009. If the company terminates the facility prior to maturity, it will be required to pay a 1.00% termination fee. The company is required to maintain all of its cash and cash equivalents in operating and investment accounts with SVB and its affiliates. The company is also required to comply with certain covenant requirements, including a tangible net worth covenant. As of June 30, 2009, the company is not in compliance with this financial covenant as defined by the original credit agreement. The interest rate at June 30, 2009 was 5.50% and 5.00% at December 31, 2008. Borrowings under the revolving line of credit were $1,776,000 at June 30, 2009 and December 31, 2008. Available borrowings under this revolving line of credit were $256,000 at June 30, 2009 and $263,000 at December 31, 2008. The revolving line of credit borrowings are recorded in the consolidated balance sheets as a current liability.
Effective January 31, 2009, the company entered into a First Loan Modification and Forbearance Agreement with SVB which modified the one year credit agreement entered into on October 15, 2008. This modification to the terms of the 2008 credit agreement states that borrowings bear interest at the SVB Prime Rate plus 1.50%. SVB also agreed to forebear from exercising its rights and remedies against the company as a result of violating its tangible net worth covenant as of December 31, 2008. This forbearance expired on February 15, 2009.
Effective June 12, 2009, the company entered into a Second Loan Modification and Forbearance Agreement with SVB which further modified the one year credit agreement entered into on October 15, 2008, and modified January 31, 2009. This second modification to the terms of the 2008 credit agreement states that borrowings bear interest at the SVB Prime Rate plus 1.50% through June 30, 2009. Beginning July 1, 2009 through, and including, September 30, 2009, borrowings bear interest at the SVB Prime Rate plus 2.00%. Beginning October 1, 2009 and thereafter, borrowings bear interest at the SVB Prime Rate plus 3.00%. While the company remained in violation of its tangible net worth covenant, the company and SVB continued to cooperate to restructure the existing bank line of credit. In addition, SVB agreed to forebear from exercising its rights and remedies against the company as a result of violating its tangible net worth covenant as of June 30, 2009. This forbearance expired on June 30, 2009.

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)
Effective July 22, 2009, the company entered into a Third Loan Modification and Forbearance Agreement with SVB which modifies the one year credit agreement entered into on October 15, 2008, and modified effective January 31, 2009 and June 12, 2009. This third modification to the terms of the 2008 credit agreement revised the amount of borrowings available to the company to be the lesser of $2,000,000 or the sum of (i) 75% of eligible accounts receivable, and (ii) other cash equivalents on deposit with SVB. While the company remained in violation of its tangible net worth covenant, the company and SVB continued to cooperate to restructure the existing bank line of credit. In addition, SVB agreed to forebear from exercising its rights and remedies against the company as a result of violating its tangible net worth covenant as of July 31, 2009. This forbearance was due to expire on July 31, 2009.
SVB has informed the company that it does not intend to renew the company’s line of credit when it expires on October 15, 2009. The company is actively engaged in discussions with other potential financing sources to replace the SVB line of credit and is currently reviewing credit agreement proposals it has received from selected financial institutions.
On May 27, 2009, the company entered into a Promissory Note (“Note”) with The Quercus Trust (“The Trust”) in the amount of $70,000. Under the terms of this Note, the company agrees to pay The Trust the principal sum of the Note and interest accruing at a yearly rate of 1.00% in one lump sum payment on or before June 1, 2109. The company received the funds on June 9, 2009.
Through the company’s United Kingdom subsidiary, the company maintains a bank overdraft facility of $415,000 (in British pounds sterling, based on the exchange rate at June 30, 2009) under an agreement with Lloyds Bank Plc. There were no borrowings against this facility as of June 30, 2009 or December 31, 2008. This facility is renewed annually on January 1. The interest rate on the facility was 2.75% at June 30, 2009, and 7.25% at December 31, 2008.
Through the company’s German subsidiary, the company maintained a credit facility under an agreement with Sparkasse Neumarkt Bank. This credit facility was put in place to finance the building of offices in Berching, Germany, which were owned and occupied by the company’s German subsidiary. In June, 2009, the company paid, in its entirety, the balance due on the credit facility with proceeds received from the sale of the office building in Berching, Germany. Borrowings against this facility were $299,000 at December 31, 2008 (in Euros, based on the exchange rate at December 31, 2008). The interest rate was 5.49% at December 31, 2008.
In addition, the company’s German subsidiary has a revolving line of credit with Sparkasse Neumarkt Bank. As of June 30, 2009, there were no borrowings against this line of credit and borrowings of $128,000 (in Euros, based on the exchange rate at December 31, 2008) at December 31, 2008. This revolving facility is renewed annually on January 1. The interest rate on this line of credit was 11.00% at December 31, 2008.
Future maturities of remaining borrowings are (in thousands):

	United States	United States
	Credit Line	Long-Term
Year ending June 30,	Borrowings	Borrowings	Total

2010	$1,776	$—	$1,776
2011	—	—	—
2012	—	—	—
2013	—	—	—
2014	—	—	—
2015 and thereafter	—	71	71

Total commitment	$1,776	$71	$1,847

6. Comprehensive Operations
Comprehensive income (loss) is defined as net income (loss) plus sales, expenses, gains and losses that, under generally accepted accounting principles, are included in comprehensive income (loss) but excluded from net income (loss). A separate statement of comprehensive loss has been presented with this report.

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)
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
A summary of sales by geographic area is as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008

United States Domestic	$2,495	$4,447	$4,089	$7,027
Other Countries	1,320	3,169	2,531	5,426

	$3,815	$7,616	$6,620	$12,453

A summary of sales by product line is as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008

Pool Lighting	$1,375	$2,740	$2,046	$4,347
Commercial Lighting	2,440	4,876	4,574	8,106

	$3,815	$7,616	$6,620	$12,453

A summary of long-lived geographic assets (fixed assets) is as follows (in thousands):

	June 30,	December 31,
	2009	2008

United States Domestic	$3,364	$3,726
Germany	38	177
Other Countries	180	193

	$3,582	$4,096

8. Income Taxes
At June 30, 2009, we have recorded a full valuation allowance against the company’s deferred tax assets in the United States and Germany, due to uncertainties related to its ability to utilize its deferred tax assets, primarily consisting of certain net operating losses carried forward. The valuation allowance is based upon the company’s estimates of taxable income by jurisdiction and the period over which its deferred tax assets will be recoverable.
9. Related Party Transactions
On February 3, 2006, the company had entered into a consulting agreement with David Ruckert, a member of its Board of Directors. This agreement was terminated on June 30, 2007. No payments were made during the three months ending June 30, 2009 or June 30, 2008. Additionally, Mr. Ruckert was granted options to purchase 32,000 shares of the company’s common stock. Stock expense incurred under FAS 123(R) related to these options was $7,000 and $15,000 for the three and six months ended June 30, 2009, respectively, and $7,000 and $15,000 for the three and six months ended June 30, 2008.

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
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
On March 14, 2008, the company received an additional $9,335,000 in equity financing, net of expenses. The investment was made by several then current Energy Focus, Inc. shareholders, including four then current members of the company’s Board of Directors. These investors agreed to an at-market purchase of approximately 3.1 million units for $3.205 per unit, based on the closing bid price of the company’s common shares on March 13, 2008 of $3.08. Each unit comprises one share of the company’s common stock, par value $0.0001 per share, and one warrant to purchase one share of the company’s common stock at an exercise price of $3.08 per share. The warrants were immediately separable from the units and immediately exercisable, and will expire five years after the date of their issuance. This additional financing was to be used to fund working capital, pay debt and perform additional research and development. The company received 100% of the funds from escrow on March 17, 2008. Among the investors were Ronald A. Casentini, John M. Davenport, John B. Stuppin, and Philip E. Wolfson, all of whom were members of its Board of Directors at the time of the transaction, and who invested approximately $100,000 in the aggregate. Also among the investors was The Quercus Trust (“The Trust”), whose trustees include David Gelbaum, who became a member of the company’s Board of Directors in February, 2009.
On May 27, 2009, the company entered into a Promissory Note (“Note”) with The Trust in the amount of $70,000. Under the terms of this Note, the company agrees to pay The Trust the principal sum of the Note and interest accruing at a yearly rate of 1.00% in one lump sum payment on or before June 1, 2109. The company received the funds on June 9, 2009.

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
When used in this discussion, the words “expects,” “anticipates,” “estimates,” “plan,” and similar expressions are intended to identify forward-looking statements. These statements, which include statements as to our expected sales and gross profit margins, expected operating expenses and capital expenditure levels, our sales and marketing expenses, our general and administrative expenses, expected expenses related to compliance with the Sarbanes-Oxley Act of 2002, the adequacy of capital resources and necessity to raise additional funds, our critical accounting policies, expected restructuring costs related to our consolidation in Solon, Ohio, and expected benefits from our consolidation are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as our ability to manage expenses, our ability to reduce manufacturing overhead and general and administrative expenses as a percentage of sales, our ability to collect on doubtful accounts receivable, our ability to increase cash balances in future quarters, the cost of enforcing or defending intellectual property, unforeseen adverse competitive, economic or other factors that may impact our cash position, and risks associated with raising additional funds. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.
OVERVIEW
We are engaged in the design, development, manufacturing, and marketing of lighting systems and customer specific energy efficient lighting solutions for a wide-range of use in the general commercial, industrial, and the pool markets. Our lighting technology offers significant energy savings, heat dissipation, and maintenance cost benefits over conventional lighting for multiple applications. Our solutions include fiber optic (“EFO”), light-emitting diode (“LED”), ceramic metal halide (“CMH”), high-intensity discharge (“HID”), and other highly energy efficient lighting technologies. Our strategy also incorporates continued investment into researching new and emerging energy sources including, but not limited to, solar energy for both the public and private sectors. Typical savings of current technology average 80% in electricity costs, while providing full-spectrum light closely simulating daylight colours.
We expect to continue our ongoing leadership role in the United States government’s Very High Efficiency Solar Cell (“VHESC”) Consortium sponsored by the Defense Advanced Research Projects Agency (“DARPA”), where we expect to be able to commercialize a solar cell technology that will significantly surpass current solar efficiencies ranging from 6% - 20%. Our proven optics technology has already shown the ability to achieve approximately 40% efficiency in a laboratory environment and we believe that this efficiency, or greater, can be achieved on a cost-effective, commercially-viable scale.
On July 30, 2009, we announced that we had been selected to receive a $1,400,000 contract by the Naval Research Warfare Center to develop and produce solid state lighting fixtures for use specifically on Virginia Class attack submarines.
RESULTS OF OPERATIONS
Cash utilization was $1,187,000 for the three months ended June 30, 2009; a 54.2% decrease compared to the three months ended June 30, 2008. Cash utilization for the three months ended June 30, 2008 was $2,589,000. Cash utilization was $4,955,000 for the six months ended June 30, 2009; a 13.9% decrease compared to the six months ended June 30, 2008. Cash utilization for the six months ended June 30, 2008 was $5,753,000.
Net sales were $3,815,000 for the three months ended June 30, 2009; a decrease of 49.9% compared to the three months ended June 30, 2008. The decline primarily resulted from decreased pool lighting sales, $1,365,000, decreased sales by our European subsidiaries, $1,806,000, and decreased government sales, $534,000, from second quarter 2008 levels. EFO sales were $1,765,000 for the three months ended June 30, 2009; a decrease of $2,166,000, or 55.1%, from the three months ended June 30, 2008.
Net sales were $6,620,000 for the six months ended June 30, 2009; a decrease of 46.8% compared to the six months ended June 30, 2008. The decline primarily resulted from decreased pool lighting sales, $2,301,000, decreased sales by our European subsidiaries, $2,734,000, and decreased government sales, $803,000, from first half 2008 levels. EFO sales were $3,308,000 for the six months ended June 30, 2009; a decrease of $2,707,000, or 45.0%, from first half 2008 levels.
EFO sales in 2009 and 2008 include sales from EFO fiber optic lighting, EFO LED, EFO Controls, and EFO Government products.

Gross profit was $799,000 for the three months ended June 30, 2009; a 67.3% decrease compared to the three months ended June 30, 2008. Gross profit was $1,117,000 for the six months ended June 30, 2009; a 69.7% decrease compared to the six months ended June 30, 2008. The gross profit margin as a percentage of sales decreased to 20.9% and 16.9% for the three and six months ended June 30, 2009, respectively, as compared to 32.1% and 29.6% for the three and six months ended June 30, 2008, respectively.
Deteriorating global economic conditions within the housing and construction industries have had an adverse impact not only on our ability to expand within current markets, but also to penetrate new markets. For 2009, we continue to combat these global economic pressures by focusing sales resources in new and existing market channels including food retailers, cold storage, and government facilities. Furthermore, we will continue to implement strategic sourcing and operational cost reductions on a global basis. Selected price increases will also be implemented. Lastly, we are accelerating our transition into a turn-key energy solutions service provider.
Net research and development expenses were $253,000 for the three months ended June 30, 2009; an increase of $61,000, or 31.8%, as compared to the three months ended June 30, 2008. Gross expenses for research and development decreased by 20.3% from prior year levels primarily due to lower project costs in the United States. Net research and development expenses were $483,000 for the six months ended June 30, 2009; a decrease of $10,000, or 2.0%, as compared to the six months ended June 30, 2008. Gross expenses for research and development decreased by 11.1% from prior year levels primarily due to lower project costs in the United States.
Our gross research and development expenses are reduced on a proportional performance basis under DARPA Small Business Innovation Research (“SBIR”) development contracts. In 2007, SBIR contracts were signed totaling $1,500,000 to be reimbursed over a two-year recovery period. During the first quarter of 2009, additional SBIR contracts were signed totaling $198,000 to be reimbursed over an eight month recovery period. At June 30, 2009, $127,000 remained as unrecognized reductions of gross research and development expenses for these contracts. We are currently pursuing additional contracts through various government agencies, and anticipate being granted additional contracts during the remainder of 2009. The gross research and development spending along with credits from government contracts is shown in the table (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008

Gross expenses for research and development	$390	$489	$794	$893
Deduct: credits from DARPA contracts	(137)	(297)	(311)	(400)

	$253	$192	$483	$493

Sales and marketing expenses decreased 39.2% to $1,650,000 for the three months ended June 30, 2009 as compared to $2,712,000 for the three months ended June 30, 2008. Sales and marketing expenses decreased 38.0% to $3,530,000 for the six months ended June 30, 2009 as compared to $5,690,000 for the six months ended June 30, 2008. These decreases are primarily due to lower salaries and benefits and advertising expenses on a global basis, as well as management’s efforts to reduce costs.
General and administrative expenses increased 1.7% to $1,202,000 for the three months ended June 30, 2009 as compared to $1,182,000 for the three months ended June 30, 2008. General and administrative expenses decreased 4.9% to $2,426,000 for the six months ended June 30, 2009 as compared to $2,552,000 for the six months ended June 30, 2008. The decrease is primarily due to lower professional fees in the United States, as well as management’s efforts to reduce costs.
During the three months ended June 30, 2009, we recognized a non-cash expense of $165,000 for the impairment of certain fixed assets being held for sale. This asset impairment stemmed from the sale of the office building owned and occupied by our German subsidiary, as well as other associated fixed assets. There was no impairment of fixed assets in 2008.
We recorded a net loss of $2,349,000 for the three months ended June 30, 2009, a 43.3% increase from the net loss of $1,639,000 for the three months ended June 30, 2008. We recorded a net loss of $5,390,000 for the six months ended June 30, 2009, a 5.9% increase from the net loss of $5,088,000 for the six months ended June 30, 2008.
LIQUIDITY AND CAPITAL RESOURCES
Cash and Cash Equivalents
At June 30, 2009, our cash and cash equivalents were $5,613,000 as compared to $10,568,000 at December 31, 2008, a net cash decrease of $4,955,000 for the six months ended June 30, 2009. This compares to a net cash increase of $3,837,000 for six months ended June 30, 2008 resulting from the receipt of $9,335,000 of proceeds, net of expenses, from the March 14, 2008 equity financing.

Cash Used in Operating Activities
Net cash used in operating activities primarily consists of net loss adjusted by non-cash items, including depreciation, amortization, stock-based compensation, and the effect of changes in working capital. Cash decreased during the six months ended June 30, 2009, by a net loss of $5,390,000, compared to a net loss of $5,088,000 for the three months ended June 30, 2008. After adjustments, net cash used in operating activities was $4,702,000 for the six months ended June 30, 2009, an increase of 15.9% compared to a net cash usage of $4,058,000 for the six months ended June 30, 2008.
Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities was $169,000 for the six months ended June 30, 2009; compared to a net cash usage of $298,000 for the six months ended June 30, 2008. This decrease is primarily due to the proceeds generated from the sale of fixed assets associated with our German subsidiary partially offset by acquisitions of fixed assets during the period.
Cash (Used in) Provided by Financing Activities
Net cash used in financing activities was $331,000 for the six months ended June 30, 2009. This cash usage was due to payment on our lines of credit, $2,027,000, and long-term bank borrowings, $288,000, offset by borrowings on our lines of credit of $1,904,000. For the six months ended June 30, 2008, financing activities contributed $8,262,000. This net contribution was due primarily to cash proceeds from issuances of common stock and warrants to purchase shares of our common stock for $9,335,000.
Our bank line of credit in the United States is based on an agreement with Silicon Valley Bank (“SVB”) dated October 15, 2008, modified effective January 31, 2009 and further modified effective June 12, 2009. As of June 30, 2009, this agreement provides for a $2,000,000 revolving line of credit, renewable on a month-to-month basis. The amount of borrowings available to the company is the lesser of $2,000,000 or 75% of eligible accounts receivable, as defined by the agreement.
Borrowings under this agreement are collateralized by our assets, including intellectual property, and bear interest at the SVB Prime Rate plus 1.50%, as of June 30, 2009. If we terminate the facility prior to maturity, we will be required to pay a 1.00% termination fee. We are required to maintain all of our cash and cash equivalents in operating and investment accounts with SVB and its affiliates. We are also required to comply with certain covenant requirements, including a tangible net worth covenant. As of June 30, 2009, we were not in compliance with this financial covenant as defined by the original credit agreement. The interest rate at June 30, 2009 was 5.50% and 5.00% at December 31, 2008. Borrowings under the revolving line of credit were $1,776,000 at June 30, 2009 and December 31, 2008. Available borrowings under this revolving line of credit were $256,000 at June 30, 2009 and $263,000 at December 31, 2008. The revolving line of credit borrowings are recorded in the consolidated balance sheets as a current liability.
Effective January 31, 2009, we entered into a First Loan Modification and Forbearance Agreement with SVB which modified the one year credit agreement entered into on October 15, 2008. This modification to the terms of the 2008 credit agreement states that borrowings bear interest at the SVB Prime Rate plus 1.50%. SVB also agreed to forebear from exercising its rights and remedies against the company as a result of violating its tangible net worth covenant as of December 31, 2008. This forbearance expired on February 15, 2009.
Effective June 12, 2009, we entered into a Second Loan Modification and Forbearance Agreement with SVB which further modified the one year credit agreement entered into on October 15, 2008, and modified January 31, 2009. This second modification to the terms of the 2008 credit agreement states that borrowings bear interest at the SVB Prime Rate plus 1.50% through June 30, 2009. Beginning July 1, 2009 through, and including, September 30, 2009, borrowings bear interest at the SVB Prime Rate plus 2.00%. Beginning October 1, 2009 and thereafter, borrowings bear interest at the SVB Prime Rate plus 3.00%. While we remained in violation of our tangible net worth covenant, we continued to cooperate with SVB to restructure the existing bank line of credit. In addition, SVB agreed to forebear from exercising its rights and remedies against us as a result of violating our tangible net worth covenant as of June 30, 2009. This forbearance expired on June 30, 2009.
Effective July 22, 2009, we entered into a Third Loan Modification and Forbearance Agreement with SVB which modifies the one year credit agreement entered into on October 15, 2008, and modified January 31, 2009 and June 12, 2009. This third modification to the terms of the 2008 credit agreement revised the amount of borrowings available to us to be the lesser of $2,000,000 or the sum of (i) 75% of eligible accounts receivable, and (ii) other cash equivalents on deposit with SVB. While we remained in violation of our tangible net worth covenant, we continued to cooperate with SVB to restructure the existing bank line of credit. In addition, SVB agreed to forebear from exercising its rights and remedies against us as a result of violating our tangible net worth covenant as of July 31, 2009. This forbearance was due to expire on July 31, 2009.

SVB has informed us that it does not intend to renew our line of credit when it expires on October 15, 2009. We are actively engaged in discussions with other potential financing sources to replace the SVB line of credit and are currently reviewing credit agreement proposals we have received from selected financial institutions.
On May 27, 2009, we entered into a Promissory Note (“Note”) with The Quercus Trust (“The Trust”) in the amount of $70,000. Under the terms of this Note, we agree to pay The Trust the principal sum of the Note and interest accruing at a yearly rate of 1.00% in one lump sum payment on or before June 1, 2109. We received the funds on June 9, 2009.
Through our United Kingdom subsidiary, we maintain a bank overdraft facility of $415,000 (in British pounds sterling, based on the exchange rate at June 30, 2009) under an agreement with Lloyds Bank Plc. There were no borrowings against this facility as of June 30, 2009 or December 31, 2008. This facility is renewed annually on January 1. The interest rate on the facility was 2.75% at June 30, 2009, and 7.25% at December 31, 2008.
Through our German subsidiary, we maintained a credit facility under an agreement with Sparkasse Neumarkt Bank. This credit facility was put in place to finance the building of offices in Berching, Germany, which were owned and occupied by our German subsidiary. In June, 2009, we paid, in its entirety, the balance due on the credit facility with proceeds received from the sale of the office building in Berching, Germany. Borrowings against this facility were $299,000 at December 31, 2008 (in Euros, based on the exchange rate at December 31, 2008). The interest rate was 5.49% at December 31, 2008.
In addition, our German subsidiary has a revolving line of credit with Sparkasse Neumarkt Bank. As of June 30, 2009, there were no borrowings against this line of credit and borrowings of $128,000 (in Euros, based on the exchange rate at December 31, 2008) at December 31, 2008. This revolving facility is renewed annually on January 1. The interest rate on this line of credit was 11.00% at December 31, 2008.
We have continued to incur losses which have been attributable to operational performance, restructuring, and miscellaneous non-cash charges. This trend has, in turn, led to negative cash flows and ongoing bank debt compliance violations. We have managed our liquidity during this period through a series of previously announced cost reduction initiatives, bank debt restructuring, and asset disposals. However, the ongoing global financial crisis has continued to have a dramatic effect on our industry and customer base. Further, the ongoing recession in the United States and Western Europe, combined with the slowdown of economic growth in the rest of the world, continues to foster a business environment where it is extremely difficult and costly to obtain either equity or non-equity financing. This environment has also increased the potential for customer payment defaults. Our liquidity position, as well as our operating performance, has been negatively affected by these economic and industry conditions and by other financial and business factors, many of which are beyond its control.
Management acknowledges that the level of negative cash utilization experienced during the six months ended June 30, 2009, if sustained, could result in the insolvency of the company in 2009 without the infusion of additional equity or non-equity financing. Therefore, we are aggressively pursuing all of the following sources for working capital funding:
•	obtain loans from various financial institutions,

•	obtain loans from one or more non-traditional investment capital organizations,

•	sale and/or disposition of one or more operating units, and

•	obtain funding from the sale of our common stock or other equity instruments.
Obtaining financing through the above mentioned mechanisms contain risks, including:
•	loans or other debt instruments may have terms and/or conditions, such as interest rate, restrictive covenants, and control or revocation provisions, which are not acceptable to management or our Board of Directors,

•	the current global economic crisis combined with our current financial condition may prevent us from being able to obtain any debt financing,

•	financing may not be available for parties interested in pursuing the acquisition of one or more of our operating units, and

•	additional equity financing may not be available to us in the current economic environment and could lead to further dilution of shareholder value for current shareholders of record.
We continue to aggressively reduce costs, as evidenced in the $2,296,000 decrease in operating expenses, net of a non-cash loss on impairment of fixed assets of $165,000, for the six months ended June 30, 2009, as compared to the six months ended June 30, 2008. Our cash utilization was $1,187,000 for the three months ended June 30, 2009; a 54.2% decrease compared to the cash utilization for the three months ended June 30, 2008 of $2,589,000. Management is executing further cost reductions and organizational realignments in an effort to sustain our ongoing viability throughout the remainder of 2009.
In July, 2009, we engaged a leading mergers and acquisitions advisory firm to assist us in evaluating and valuing our individual operating business units and to support the potential divestiture of one or more of those business units.

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
RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (FAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This guidance applies only when other guidance requires or permits assets or liabilities to be measured at fair value; it does not expand the use of fair value in any new circumstances. FAS 157 went into effect for fiscal years beginning after November 15, 2007 (effective January 1, 2008, for our company). In February 2008, the FASB issued Staff Position FAS 157-1, which provides that FAS 157 does not apply under FAS 13, “Accounting for Leases,” and other accounting pronouncements that address fair value measurements for leases. We adopted the financial assets and liabilities portion of this FASB and it had no effect. In February 2008, the FASB also issued Staff Position FAS 157-2, which delays the effective date of FAS 157 for all nonfinancial assets and liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). For items within the scope of Staff Position FAS 157-2, the effective date will be for fiscal years beginning after November 15, 2008 (January 1, 2009, for our company). Management is continuing to evaluate the effect that this guidance may have on our overall financial position or results of operations and does not anticipate that it will have a significant impact.
In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (FAS 159). This guidance provides an option to selectively report financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. FAS 159 was in effect for fiscal years beginning after November 15, 2007 (effective January 1, 2008, for our company). We have elected to not apply this fair value option to any of our existing assets or liabilities. However, we may adopt this guidance for assets or liabilities in the future as permitted under FAS 159.
In December 2007, the FASB issued FAS No. 141(R), “Business Combinations” (FAS 141(R)). The new pronouncement requires the acquiring entity in a business combination to recognize only the assets acquired and liabilities assumed in a transaction (e.g., acquisition costs must be expensed when incurred), establishes the fair value at the date of acquisition as the initial measurement for all assets acquired and liabilities assumed, and requires expanded disclosures. FAS 141(R) is in effect for fiscal years beginning after December 15, 2008 (January 1, 2009, for our company). Management is continuing to evaluate the effect that this guidance may have on our overall financial position or results of operations and does not anticipate that it will have a significant impact.
In December 2007, the FASB issued FAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (FAS 160). The new pronouncement requires all entities to report non-controlling (minority) interests in subsidiaries as a component of shareholders’ equity. FAS 160 is in effect for fiscal years beginning after December 15, 2008 (January 1, 2009, for our company). Management is continuing to evaluate the effect that this guidance may have on our overall financial position or results of operations and does not anticipate that it will have a significant impact.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2009, we had $543,000 in cash held in foreign currencies based on the exchange rates at June 30, 2009. The balances for cash held overseas in foreign currencies are subject to exchange rate risk. We have a policy of maintaining cash balances in local currencies unless an amount of cash is occasionally transferred in order to repay inter-company debts.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we become involved in ordinary routine litigation incidental to our business. Currently, we are not involved in any material litigation.
Item 1A. Risk Factors
There are no significant changes in risk factors from our Annual Report on Form 10-K for the year ended December 31, 2008.
Item 4. Submission of Matters to a Vote of Security Holders
The company’s 2009 Annual Meeting of Shareholders was held on June 24, 2009.
The number of directors of the company was fixed at nine and the following persons were nominated to serve, and were elected, as directors of the company to serve until the next Annual Meeting of Shareholders and until their successors are elected and qualify: John M. Davenport, J. James Finnerty, David Gelbaum, Laurence V. Goddard, Michael A. Kasper, Joseph G. Kaveski, Paul von Paumgartten, David N. Ruckert, and Philip E. Wolfson. The voting results for each nominee were as follows:

Name	For	Withheld
John M. Davenport	10,354,102	148,043
J. James Finnerty	10,169,814	332,331
David Gelbaum	10,336,356	145,789
Laurence V. Goddard	10,170,814	331,331
Michael A. Kasper	8,895,324	1,606,821
Joseph G. Kaveski	10,359,496	146,649
Paul von Paumgartten	10,356,051	146,094
David N. Ruckert	9,616,643	885,502
Philip E. Wolfson	8,834,958	1,667,187
Proposal 2 to ratify the appointment of Plante & Moran, PLLC as the company’s independent registered public accounting firm for the fiscal year ending December 31, 2009 was adopted with 10,395,966 shares voting for, 72,412 shares voting against, and 33,767 shares abstaining.
Item 6. Exhibits

Exhibit
Number	Description of Documents

10.1	First Loan Modification and Forbearance Agreement to Second Amended and Restated Loan and Security Agreement between Registrant and Silicon Valley Bank dated as of January 31, 2009.

10.2	Second Loan Modification and Forbearance Agreement to Second Amended and Restated Loan and Security Agreement between Registrant and Silicon Valley Bank dated as of June 12, 2009.

10.3	Third Loan Modification and Forbearance Agreement to Second Amended and Restated Loan and Security Agreement between Registrant and Silicon Valley Bank dated as of July 22, 2009.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2003 (18 U.S.C. §1350).

32.2	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2003 (18 U.S.C. §1350).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY FOCUS, INC.
Date: August 13, 2009	By:	/s/ Joseph G. Kaveski
Joseph G. Kaveski
Chief Executive Officer

	By:	/s/ Nicholas G. Berchtold
Nicholas G. Berchtold
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
Number	Description of Documents

10.1	First Loan Modification and Forbearance Agreement to Second Amended and Restated Loan and Security Agreement between Registrant and Silicon Valley Bank dated as of January 31, 2009.

10.2	Second Loan Modification and Forbearance Agreement to Second Amended and Restated Loan and Security Agreement between Registrant and Silicon Valley Bank dated as of June 12, 2009.

10.3	Third Loan Modification and Forbearance Agreement to Second Amended and Restated Loan and Security Agreement between Registrant and Silicon Valley Bank dated as of July 22, 2009.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2003 (18 U.S.C. §1350).

32.2	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2003 (18 U.S.C. §1350).