Form 10-Q
period 2009-09-30
ENERGY FOCUS, INC/DE
filed 2009-11-13
CIK 924168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
The number of outstanding shares of the registrants’ Common Stock, $0.0001 par value, as of October 30, 2009 was 15,078,979.

Item 1. Financial Statements
ENERGY FOCUS, INC.
CONDENSED
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except per share amounts)

	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,839	$10,568
Restricted cash held in certificates of deposit	1,300	—
Accounts receivable trade, net	1,195	2,617
Inventories, net	4,675	5,539
Prepaid and other current assets	579	311
Current assets of discontinued operations	720	—

Total current assets	10,308	19,035

Fixed assets, net	3,270	4,459
Other assets	—	142

Total assets	$13,578	$23,636

LIABILITIES
Current liabilities:
Accounts payable	$1,268	$2,644
Accrued liabilities	1,295	1,602
Deferred revenue	28	191
Credit line borrowings	1,289	1,904
Current portion of long-term borrowings	—	54
Current liabilities of discontinued operations	133	—

Total current liabilities	4,013	6,395

Other deferred liabilities	7	81
Long-term borrowings	70	245

Total liabilities	4,090	6,721

SHAREHOLDERS’ EQUITY
Preferred stock, par value $0.0001 per share:
Authorized: 2,000,000 shares in 2009 and 2008
Issued and outstanding: no shares in 2009 and 2008	—	—
Common stock, par value $0.0001 per share:
Authorized: 30,000,000 shares in 2009 and 2008
Issued and outstanding: 15,079,000 in 2009 and 14,835,000 in 2008	1	1
Additional paid-in capital	66,476	65,865
Accumulated other comprehensive income	347	377
Accumulated deficit	(57,336)	(49,328)

Total shareholders’ equity	9,488	16,915

Total liabilities and shareholders’ equity	$13,578	$23,636

The accompanying notes are an integral part of these financial statements.

ENERGY FOCUS, INC.
CONDENSED
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share amounts)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Net sales	$3,023	$5,691	$8,871	$16,526
Cost of sales	2,700	3,912	7,508	11,838

Gross profit	323	1,779	1,363	4,688

Operating expenses:
Research and development	(61)	194	270	599
Sales and marketing	1,429	1,710	4,549	6,288
General and administrative	1,408	1,300	3,845	4,018
Restructuring	125	—	125	—

Total operating expenses	2,901	3,204	8,789	10,905

Loss from operations	(2,578)	(1,425)	(7,426)	(6,217)

Other income (expense):
Other (expense) income	(88)	(40)	79	(30)
Interest (expense) income	(21)	31	(61)	81

Loss from continuing operations before income taxes	(2,687)	(1,434)	(7,408)	(6,166)

Provision for income taxes	—	(40)	—	(120)

Net loss from continuing operations	$(2,687)	$(1,474)	$(7,408)	$(6,286)

Discontinued operations:

Income (loss) from operations of discontinued operations	69	(110)	(600)	(386)

Provision for income taxes	—	—	—	—

Income (loss) from discontinued operations	69	(110)	(600)	(386)

Net loss	$(2,618)	$(1,584)	$(8,008)	$(6,672)

Net loss per share — basic and diluted	$(0.17)	$(0.11)	$(0.54)	$(0.48)

Shares used in computing net loss per share — basic and diluted	15,079	14,832	14,946	13,950

The accompanying notes are an integral part of these financial statements.

ENERGY FOCUS, INC.
CONDENSED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Net loss	$(2,618)	$(1,584)	$(8,008)	$(6,672)

Other comprehensive income (loss):
Foreign currency translation adjustments	(20)	(502)	(30)	(177)

Comprehensive loss	$(2,638)	$(2,086)	$(8,038)	$(6,849)

The accompanying notes are an integral part of these financial statements.

ENERGY FOCUS, INC.
CONDENSED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Nine months ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(8,008)	$(6,672)
Less: loss from discontinued operations	(600)	(386)

Net loss from continuing operations	(7,408)	(6,286)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation	766	867
Stock-based compensation	514	568
Provision for doubtful accounts receivable	(100)	357
Deferred revenue	(163)	244
Loss on disposal of fixed assets	44	1
Changes in assets and liabilities:
Accounts receivable, notes receivable, inventories, and other assets	1,349	(311)
Accounts payable and accrued liabilities	(1,636)	549

Total adjustments	774	2,275

Net cash used by continuing operations	(6,634)	(4,011)
Net cash provided by (used in) discontinued operations	186	(158)

Net cash used in operating activities	(6,448)	(4,169)

Cash flows from investing activities:
Acquisition of fixed assets	(159)	(311)

Net cash used in continuing investing activities	(159)	(311)
Net cash provided by (used by) discontinued investing activities	313	(38)

Net cash provided by (used in) investing activities	154	(349)

Cash flows from financing activities:
Cash proceeds from issuances of common stock, net	97	9,335
Cash proceeds from exercise of stock options	—	130
Net payments on credit line borrowings	(487)	(13)
Net payments on short and long-term bank borrowings	70	(537)

Net cash (used in) provided by continuing financing activities	(320)	8,915
Net cash used in discontinued financing activities	(420)	(123)

Net cash (used in) provided by financing activities	(740)	8,792

Effect of exchange rate changes on cash	(222)	(243)

Net (decrease) increase in cash and cash equivalents	(7,256)	4,031
Cash and cash equivalents at beginning of period	10,568	8,412

Cash and cash equivalents at end of period	3,312	12,443
Less: cash and cash equivalents of discontinued operations at end of period	173	10

Cash and cash equivalents of continuing operations at end of period	$3,139	$12,433

Classification of cash and cash equivalents:
Cash and cash equivalents	$1,839	$12,433
Restricted cash held in certificates of deposit	1,300	—

	$3,139	$12,433

The accompanying notes are an integral part of these financial statements.

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
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
September 30, 2009
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
Liquidity
The company has continued to incur losses which have been attributable to operational performance, restructuring, and miscellaneous non-cash charges. This trend has, in turn, led to negative cash flows and ongoing bank debt covenant violations. The company has managed its liquidity during this period through a series of previously announced cost reduction initiatives, bank debt restructuring, and asset disposals. However, the continuing global financial conditions have continued to have a dramatic effect on its industry and customer base. Further, the ongoing recession in the United States and Western Europe, combined with the slowdown of economic growth in the rest of the world, continues to foster a business environment where it is extremely difficult and costly to obtain either equity or non-equity financing. This environment has also increased the potential for customer payment defaults. The company’s liquidity position, as well as its operating performance, has been negatively affected by these economic and industry conditions and by other financial and business factors, many of which are beyond its control.
Management acknowledges that the level of negative cash utilization experienced during the nine months ended September 30, 2009, if sustained, could result in the insolvency of the company in 2009 without the infusion of additional equity or non-equity financing. Therefore, the company is aggressively pursuing all of the following sources for working capital funding:
•	obtain loans from various financial institutions,

•	obtain loans from one or more non-traditional investment capital organizations,

•	sale and/or disposition of one or more operating units, and

•	obtain funding from the sale of the company’s common stock or other equity instruments.
Obtaining financing through the above mentioned mechanisms contain risks, including:
•	loans or other debt instruments may have terms and/or conditions, such as interest rate, restrictive covenants, and control or revocation provisions, which are not acceptable to the company’s management or its Board of Directors,

•	current global economic conditions combined with its current financial condition may prevent us from being able to obtain any debt financing,

•	financing may not be available for parties interested in pursuing the acquisition of one or more of its operating units, and

•	additional equity financing may not be available to the company in the current economic environment and could lead to further dilution of shareholder value for current shareholders of record.
The company continues to aggressively reduce costs, as evidenced in the $2,241,000 decrease in operating expenses, net of restructuring expenses of $125,000, for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008. The company’s cash utilization was $2,301,000 for the three months ended September 30, 2009, including cash accretion of $30,000 for its German subsidiary, which has been classified as discontinued operations in the company’s consolidated financial statements. This cash utilization for the three months ended September 30, 2009 compares to the cash accretion for the three months ended September 30, 2008 of $193,000. Management continues to execute further cost reductions and organizational realignments in an effort to sustain the company’s ongoing viability throughout the remainder of 2009.
Restricted Cash
At September 30, 2009, the company has $1,300,000 of restricted cash classified as a current asset on its consolidated balance sheet. The restricted cash relates to the company’s requirement to pledge $1,300,000 of certificates of deposit invested at Silicon Valley Bank (“SVB”) as outlined in its Sixth Loan Modification and Forbearance Agreement, dated October 5, 2009, with SVB. As agreed upon with SVB, when the company’s total outstanding borrowings reach a level less than $1,000,000, SVB will release $300,000 of the certificates of deposit to the company. Furthermore, for each repayment of the outstanding borrowings in incremental amounts of $250,000, SVB will release a like amount of the certificates of deposit back to the company.

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)
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
A reconciliation of the numerator and denominator of basic and diluted loss per share is provided as follows (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Numerator — basic and diluted loss per share:
Net loss	$(2,618)	$(1,584)	$(8,008)	$(6,672)

Denominator — basic and diluted loss per share:
Weighted average shares outstanding	15,079	14,832	14,946	13,950

Basic and diluted net loss per share	$(0.17)	$(0.11)	$(0.54)	$(0.48)

At September 30, 2009, options and warrants to purchase 5,734,000 shares of common stock were outstanding, but were not included in the calculation of diluted net loss per share because their inclusion would have been anti-dilutive. Options and warrants to purchase 5,111,000 shares of common stock were outstanding at September 30, 2008, but were not included in the calculation of diluted net loss per share because their inclusion would have been anti-dilutive.
Stock-Based Compensation
The company’s stock-based compensation plans are described in detail in its Annual Report on Form 10-K for the year ended December 31, 2008.
For the three and nine months ended September 30, 2009, the company recorded compensation expense of $150,000 and $514,000, respectively, compared to $135,000 and $568,000 for the three and nine months ended September 30, 2008. Total unearned compensation of $1,002,000 remains at September 30, 2009 compared to $1,279,000 at September 30, 2008. These costs will be charged to expense, amortized on a straight line basis, in future periods through 2013. The remaining weighted average life of the outstanding options is approximately 1.7 years.
The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. Estimates utilized in the calculation include the expected life of option, risk-free interest rate, and volatility, and are further comparatively detailed below. During the nine months ended September 30, 2009, the company granted 465,000 stock options compared to the 245,000 granted during the nine months ended September 30, 2008.

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)
The fair value of each option grant and stock purchase plan grant combined is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in the nine months ended September 30, 2009 and 2008:

	Nine months ended
	September 30,
	2009	2008

Fair value of options issued	$0.48	$1.19
Exercise price	$0.79	$2.31
Expected life of option	4.0 years	4.0 years
Risk-free interest rate	1.70%	2.83%
Expected volatility	84.05%	66.82%
Dividend yield	0%	0%
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

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Balance at the beginning of the period	$130	$190	$292	$212
Accruals for warranties issued	37	59	94	197
Settlements made during the period (in cash or in kind)	(37)	(59)	(256)	(219)

Balance at the end of the period	$130	$190	$130	$190

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)
3. Discontinued Operations
During the three months ended September 30, 2009, the company committed to a plan to divest itself of its German subsidiary. As part of the company’s strategy of evaluating the viability of its non-core businesses and its aggressive pursuit of capital funding, the company determined that its German subsidiary is not directly aligned with its objective to become a leading provider of turnkey, comprehensive energy-efficient lighting systems. Therefore, the company has classified its German subsidiary as discontinued operations and associated results of operations, financial position, and cash flows have been separately recorded as appropriate. The company expects this transaction to close during the fourth quarter of 2009, subject to regulatory approvals and customary closing conditions.
The following table summarizes the components included with income (loss) from discontinued operations within the company’s Consolidated Statement of Operations (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Net sales	$513	$663	$1,217	$2,153
Total expenses	444	773	1,817	2,539

Income (loss) from discontinued operations	$69	$(110)	$(600)	$(386)

The following table summarizes the components included within total current assets and liabilities of discontinued operations within the company’s Consolidated Balance Sheet for the period indicated (amounts in thousands):

September 30,
2009
(unaudited)

Cash and cash equivalents	$173
Accounts receivable trade, net	212
Inventories, net	199
Prepaid and other current assets	77
Fixed assets, net	34
Other assets	25

Total current assets of discontinued operations	$720

Accounts payable	$7
Accrued liabilities	126

Total current liabilities of discontinued operations	$133

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)
4. Inventories
Inventories are stated at the lower of standard cost (which approximates actual cost determined using the first-in, first-out cost method) or market and consist of the following (in thousands):

	September 30,	December 31,
	2009	2008

Raw materials	$3,891	$4,738
Inventory reserve	(1,723)	(1,795)
Finished goods	2,507	2,596

	$4,675	$5,539

5. Fixed Assets
Fixed assets are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets and consist of the following (in thousands):

	September 30,	December 31,
	2009	2008

Equipment (useful life 3 - 15 years)	$7,893	$8,995
Tooling (useful life 2 - 5 years)	2,279	2,752
Furniture and fixtures (useful life 5 years)	227	200
Computer software (useful life 3 years)	389	483
Leasehold improvements (the shorter of useful life or lease life)	884	1,276
Construction in progress	—	60

Fixed assets at cost	11,672	13,766
Less: accumulated depreciation	(8,402)	(9,307)

Fixed assets, net	$3,270	$4,459

6. Long-Term Borrowings
The company’s bank line of credit in the United States is based on an agreement with Silicon Valley Bank (“SVB”) dated October 15, 2008 and modified by certain loan modification and forbearance agreements with effective dates ranging from January 31, 2009 through October 5, 2009, details of which are defined below. Currently, the company is operating under the Sixth Loan Modification and Forbearance Agreement (“LMFA”) dated October 5, 2009 which has eliminated the company’s borrowing availability as of October 1, 2009 and has revised the company’s revolving line of credit to $1,300,000 with a maturity date of November 13, 2009. Borrowings under this agreement are collateralized by the company’s assets, including intellectual property and bear interest at the SVB Prime Rate plus 3.00%. If the company terminates the facility prior to maturity it will be required to pay a 1.00% termination fee. Under this agreement the company is also required to maintain all of its cash and cash equivalents in operating and investment accounts with SVB and its affiliates. The company is also required to comply with certain covenant requirements, including a tangible net worth covenant. As of September 30, 2009, the company was not in compliance with the tangible net worth covenant.
In addition, the company is required to pledge $1,300,000 of certificates of deposit invested at SVB. As agreed upon, when the total outstanding borrowing under the revolving line of credit is less than $1,000,000, SVB will release $300,000 of the certificates of deposit to the company. Furthermore, for each repayment of the outstanding borrowings in incremental amounts of $250,000, SVB will release a like amount of the certificates of deposit back to the company. Borrowings under the revolving line of credit were $1,289,000 and 1,776,000 at September 30, 2009 and December 31, 2008, respectively. The revolving line of credit borrowings are recorded in the consolidated balance sheets as a current liability. Available borrowings under this line of credit were $304,000 at September 30, 2009 and $263,000 at December 31, 2008. The interest rate at September 30, 2009 was 6.0% and 5.0% at December 31, 2008.

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)
The company’s line of credit with SVB formally expires on November 13, 2009. The company has received notification that SVB intends to extend the agreement to December 31, 2009, through a Seventh LMFA, however, as of the date of this filing, no written agreement or amendment has been received by the company.
SVB and the company have been operating under several LMFA’s. Defined below are the effective dates and a brief summary of each.
•	First LMFA effective January 31, 2009 provided for forbearance from the exercising of SVB rights and remedies under the agreement as of December 31, 2008 and an interest rate increase to SVB Prime Rate plus 1.5%. This forbearance expired February 15, 2009.

•	Second LMFA effective June 12, 2009 provided for forbearance from the exercising of SVB rights and remedies under the agreement as of June 30, 2009 and an interest rate increase to SVB Prime Rate plus 1.5% through June 30, 2009, SVB Prime Rate plus 2.0% through September 30, 2009 and SVB Prime Rate plus 3.0% thereafter. This forbearance expired June 30, 2009.

•	Third LMFA effective July 22, 2009 provided for forbearance from the exercising of SVB rights and remedies under the agreement as of July 31, 2009 and a decrease in the borrowing availability of the company to the lesser of $2,000,000 or 75% of eligible accounts receivable. This forbearance expired July 31, 2009.

•	Fourth LMFA effective August 25, 2009 provided for forbearance from the exercising of SVB rights and remedies under the agreement as of August 31, 2009. This forbearance expired August 31, 2009.

•	Fifth LMFA effective September 13, 2009 provided for forbearance from the exercising of SVB rights and remedies under the agreement as of September 30, 2009. This forbearance expired October 13, 2009.

•	Sixth LMFA effective October 5, 2009 provided for forbearance from the exercising of SVB rights and remedies under the agreement through November 13, 2009. In addition, this agreement reduced the company’s borrowing availability to zero, revised the company’s revolving line of credit to $1,300,000 and specified the incremental outstanding loan balances that will trigger the release of the pledged certificates of deposits. This forbearance will expire on November 13, 2009.
On May 27, 2009, the company entered into a Promissory Note (“Note”) with The Quercus Trust (“The Trust”) in the amount of $70,000. Under the terms of this Note, the company agrees to pay The Trust the principal sum of the Note and interest accruing at a yearly rate of 1.00% in one lump sum payment on or before June 1, 2109. The company received the funds on June 9, 2009.
Through the company’s United Kingdom subsidiary, the company maintains a bank overdraft facility of $403,000 (in British pounds sterling, based on the exchange rate at September 30, 2009) under an agreement with Lloyds Bank Plc. There were no borrowings against this facility as of September 30, 2009 or December 31, 2008. This facility is renewed annually on January 1. The interest rate on the facility was 2.75% at September 30, 2009, and 7.25% at December 31, 2008.
Through the company’s German subsidiary, which has been classified as discontinued operations in the company’s consolidated financial statements, the company maintained a credit facility under an agreement with Sparkasse Neumarkt Bank. This credit facility was put in place to finance the building of offices in Berching, Germany, which were owned and occupied by the company’s German subsidiary. In June, 2009, the company paid, in its entirety, the balance due on the credit facility with proceeds received from the sale of the office building in Berching, Germany. Borrowings against this facility were $299,000 at December 31, 2008 (in Euros, based on the exchange rate at December 31, 2008). The interest rate was 5.49% at December 31, 2008.
In addition, the company’s German subsidiary has a revolving line of credit with Sparkasse Neumarkt Bank. As of September 30, 2009, there were no borrowings against this line of credit and borrowings of $128,000 (in Euros, based on the exchange rate at December 31, 2008) at December 31, 2008. This revolving facility is renewed annually on January 1. The interest rate on this line of credit was 11.00% at December 31, 2008.

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)
Future maturities of remaining borrowings are (in thousands):

	United States	United States
	Credit Line	Long-Term
Year ending September 30,	Borrowings	Borrowings	Total

2010	$1,289	$—	$1,289
2011	—	—	—
2012	—	—	—
2013	—	—	—
2014	—	—	—
2015 and thereafter	—	70	70

Total commitment	$1,289	$70	$1,359

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
A summary of sales by geographic area is as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

United States Domestic	$1,607	$3,355	$5,695	$10,382
Other Countries	1,416	2,336	3,176	6,144

Net sales	$3,023	$5,691	$8,871	$16,526

A summary of sales by product line is as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Pool Lighting	$1,171	$1,731	$3,213	$6,060
Commercial Lighting	1,852	3,960	5,658	10,466

Net sales	$3,023	$5,691	$8,871	$16,526

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)
A summary of long-lived geographic assets (fixed assets) is as follows (in thousands):

	September 30,	December 31,
	2009	2008

United States Domestic	$3,143	$3,726
Germany	—	540
Other Countries	127	193

Fixed assets, net	$3,270	$4,459

9. Income Taxes
At September 30, 2009, the company has recorded a full valuation allowance against the company’s deferred tax assets in the United States and Germany, due to uncertainties related to its ability to utilize its deferred tax assets, primarily consisting of certain net operating losses carried forward. The valuation allowance is based upon the company’s estimates of taxable income by jurisdiction and the period over which its deferred tax assets will be recoverable.
10. Related Party Transactions
On February 3, 2006, the company had entered into a consulting agreement with David Ruckert, a member of its Board of Directors. This agreement was terminated on June 30, 2007. No payments were made during the three months ending September 30, 2009 or September 30, 2008. Additionally, Mr. Ruckert was granted options to purchase 32,000 shares of the company’s common stock. Stock expense incurred under FAS 123(r) related to these options was $7,000 and $22,000 for the three and nine months ended September 30, 2009, respectively, and $7,000 and $22,000 for the three and nine months ended September 30, 2008.
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
On May 27, 2009, the company entered into a Promissory Note (“Note”) with The Trust in the amount of $70,000. Please refer to Note 6, Long-Term Borrowings, for discussion of the terms of the Note.
11. Subsequent Event
On October 6, 2009,the Securities and Exchange Commission declared effective the company’s registration statement for its $3.5 million common stock subscription rights offering. The company’s Board of Directors set the exercise price of the rights at $0.75 per share of common stock after considering many factors, including the company’s history, the historical and current market price of its common stock, the ability of rights holders to subscribe for additional shares, the terms and expenses of this offering relative to other alternatives for raising capital, the size of this offering, and the general condition of the securities market. The purpose of the offering is to raise equity capital for general corporate and working capital purposes as well as to fund the acquisition of Stones River Companies of Nashville, Tennessee, a leading lighting energy services company, as part of the company’s strategy to become a turnkey lighting energy solutions company.

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)
Under the terms of the rights offering, the company distributed at no charge to its shareholders transferable rights to purchase up to $3.5 million of common stock at the established subscription price per share. The company distributed to each shareholder one transferable right for every share of common stock owned by the shareholder at the time this offering began. Each right entitles the holder to purchase one share of common stock, subject to a maximum of 4,600,000 shares to be issued in the offering. Shareholders are entitled to subscribe for shares not subscribed for by other shareholders. The offering is divided into two successive periods. The first period began on October 6, 2009 and closed at 5:00 PM Eastern Standard Time, October 30, 2009 and covered the exercise of rights by subscribing shareholders. During the first period, the company received subscriptions for approximately 5,004,000 shares for $3,753,000. A second period that was scheduled to begin on November 2, 2009 and close on November 13, 2009 covering any unsubscribed shares by shareholders was cancelled.

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
We expect to continue our ongoing leadership role in the DuPont-University of Delaware Very High Efficiency Solar Cell (“VHESC”) Consortium sponsored by the United States government’s Defense Advanced Research Projects Agency (“DARPA”), where we expect to be able to commercialize a solar cell technology that will significantly surpass current solar efficiencies ranging from 6% — 20%. Our proven optics technology has already shown the ability to achieve approximately 40% efficiency in a laboratory environment and we believe that this efficiency, or greater, can be achieved on a cost-effective, commercially-viable scale. On September 24, 2009, we announced that we entered into a $3,100,000 contract with the VHESC Consortium to deliver advanced solar research to enable high efficiency, low-cost photovoltaics. On October 29, 2009, we announced that we entered into a $100,000, twelve month contract with the VHESC Consortium to deliver advanced solar research to achieve low-cost efficient spectrum splitting.
On August 19, 2009, we announced that we had been selected to receive a $500,000 Small Business Innovation Research (“SBIR”) grant from DARPA to develop and produce solid state lighting fixtures for general use on United States Navy ships.
On July 30, 2009, we announced that we had been selected to receive a $1,400,000 contract by the Naval Research Warfare Center to develop and produce solid state lighting fixtures for use specifically on Virginia Class attack submarines.
RESULTS OF OPERATIONS
Cash utilization was $2,301,000 for the three months ended September 30, 2009; compared to cash accretion of $193,000 for the three months ended September 30, 2008. Cash utilization was $7,256,000 for the nine months ended September 30, 2009; a 30.5% increase compared to the nine months ended September 30, 2008. Cash utilization for the nine months ended September 30, 2008 was $5,559,000, excluding $9,590,000 of cash proceeds received from the issuance of common stock and warrants to purchase shares of common stock. Our German subsidiary, which has been classified as discontinued operations in our financial statements, showed cash accretion of $29,000 and $127,000 for the three and nine months ended September 30, 2009, respectively.
Net sales from continuing operations were $3,023,000 for the three months ended September 30, 2009; a decrease of 46.9% compared to the three months ended September 30, 2008. The decline primarily resulted from decreased pool lighting sales of $560,000, decreased commercial lighting sales in the United States of $848,000, and decreased sales by our United Kingdom subsidiary of $920,000, from third quarter 2008 levels. EFO sales were $1,768,000 for the three months ended September 30, 2009; a decrease of $778,000, or 30.6%, from the three months ended September 30, 2008.

Net sales from continuing operations were $8,871,000 for the nine months ended September 30, 2009; a decrease of 43.3% compared to the nine months ended September 30, 2008. The decline primarily resulted from decreased pool lighting sales of $2,847,000, decreased commercial lighting sales in the United States of $1,440,000, and decreased sales by our United Kingdom subsidiary of $2,807,000, from levels for the same period in 2008. EFO sales were $4,914,000 for the nine months ended September 30, 2009; a decrease of $3,187,000, or 39.3%, from levels for the same period in 2008.
EFO sales in 2009 and 2008 include sales from EFO fiber optic lighting, EFO LED, EFO Controls, and EFO Government products.
Gross profit was $323,000 for the three months ended September 30, 2009; an 81.8% decrease compared to the three months ended September 30, 2008. Gross profit was $1,363,000 for the nine months ended September 30, 2009; a 70.9% decrease compared to the nine months ended September 30, 2008. The gross profit margin as a percentage of sales decreased to 10.7% and 15.4% for the three and nine months ended September 30, 2009, respectively, as compared to 31.3% and 28.4% for the three and nine months ended September 30, 2008, respectively.
Global economic conditions within the housing and construction industries have had an adverse impact not only on our ability to expand within current markets, but also to penetrate new markets. For 2009, we continue to combat these global economic pressures by focusing sales resources in new and existing market channels including food retailers, cold storage, and government facilities. Furthermore, we will continue to implement strategic sourcing and operational cost reductions on a global basis. Selected price increases will also be implemented. Lastly, we are accelerating our transition into a turn-key energy solutions service provider, as evidenced by our potential acquisition of the Stones River Companies of Nashville, Tennessee, a leading lighting energy service company.
Due to a credit from the closing of a DARPA SBIR program, we recognized a net research and development benefit of $61,000 for the three months ended September 30, 2009; an increase of $255,000 as compared to the three months ended September 30, 2008. Gross expenses for research and development decreased by 14.5% from prior year levels primarily due to lower project costs in the United States. Net research and development expenses were $270,000 for the nine months ended September 30, 2009; a decrease of $329,000, or 54.9%, as compared to the nine months ended September 30, 2008. Gross expenses for research and development decreased by 18.2% from prior year levels primarily due to a decrease in project costs partially offset by an increase in professional fees related to our patents.
Our gross research and development expenses are reduced on a proportional performance basis under DARPA SBIR development contracts. In 2007, SBIR contracts were signed totaling $1,500,000 to be reimbursed over a two-year recovery period. During the first quarter of 2009, additional SBIR contracts were signed totaling $198,000 to be reimbursed over an eight month recovery period. At September 30, 2009, $269,000 remained as unrecognized reductions of gross research and development expenses for these contracts. We are currently pursuing additional contracts through various government agencies, and anticipate being granted additional contracts during the remainder of 2009. The gross research and development spending along with credits from government contracts is shown in the table below (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Gross expenses for research and development	$354	$414	$996	$1,218
Deduct: credits from DARPA contracts	(415)	(220)	(726)	(619)

	$(61)	$194	$270	$599

Sales and marketing expenses decreased 16.4% to $1,429,000 for the three months ended September 30, 2009 as compared to $1,710,000 for the three months ended September 30, 2008. Sales and marketing expenses decreased 27.7% to $4,549,000 for the nine months ended September 30, 2009 as compared to $6,288 for the nine months ended September 30, 2008. These decreases are primarily due to a decrease in sales commissions as a result of lower period-over-period sales, decreased salaries and benefits, and advertising expenses on a global basis, as well as management’s efforts to reduce costs.
General and administrative expenses increased 8.3% to $1,408,000 for the three months ended September 30, 2009 as compared to $1,300,000 for the three months ended September 30, 2008. This increase was primarily due to expenses related to our upcoming rights offering. General and administrative expenses decreased 4.3% to $3,845,000 for the nine months ended September 30, 2009 as compared to $4,018,000 for the nine months ended September 30, 2008. This decrease is primarily due to lower professional fees, as well as management’s efforts to reduce costs.
During the three and nine months ended September 30, 2009, we recognized a restructuring expense of $125,000 associated with relocating our manufacturing operations in the United States from Solon, Ohio to Mexico.

During the three months ended September 30, 2009, we committed to a plan to divest ourselves of our German subsidiary. As part of our strategy of evaluating the viability of our non-core businesses and our aggressive pursuit of capital funding, we determined that our German subsidiary is not directly aligned with our objective to become a leading provider of turnkey, comprehensive energy-efficient lighting systems. Therefore, we have classified our German subsidiary as discontinued operations and associated results of operations, financial position, and cash flows have been separately recorded as appropriate. We expect this transaction to close during the fourth quarter of 2009, subject to regulatory approvals and customary closing conditions.
Income from discontinued operations increased to $69,000 for the three months ended September 30, 2009 as compared to a loss of $110,000 for the three months ended September 30, 2008. This increase was primarily due to a decrease in operating expenses of $278,000 as a result of the reorganization of our German subsidiary to a sales office which occurred during the first quarter of 2009. Loss from discontinued operations increased to $600,000 for the nine months ended September 30, 2009 as compared to $386,000 for the nine months ended September 30, 2008. This increase is primarily due to a non-cash expense of $165,000 for the impairment of certain fixed assets being held for sale. This asset impairment stemmed from the sale of the office building owned and occupied by our German subsidiary, as well as other associated fixed assets. There was no impairment of fixed assets in 2008.
We recorded a net loss of $2,618,000 for the three months ended September 30, 2009, a 65.3% increase from the net loss of $1,584,000 for the three months ended September 30, 2008. We recorded a net loss of $8,008,000 for the nine months ended September 30, 2009, a 20.0% increase from the net loss of $6,672,000 for the nine months ended September 30, 2008.
LIQUIDITY AND CAPITAL RESOURCES
Cash and Cash Equivalents
At September 30, 2009, our cash and cash equivalents were $3,139,000 as compared to $10,568,000 at December 31, 2008, a net cash decrease of $7,429,000 for the nine months ended September 30, 2009. Our German subsidiary, which has been classified as discontinued operations in our consolidated financial statements, reflects cash and cash equivalents of $173,000. This compares to a net cash increase of $4,031,000 for nine months ended September 30, 2008 resulting from the receipt of $9,335,000 of proceeds, net of expenses, from the March 14, 2008 equity financing.
Cash Used in Operating Activities
Net cash used in operating activities of continuing operations primarily consists of net loss adjusted by non-cash items, including depreciation, amortization, stock-based compensation, and the effect of changes in working capital. Cash decreased during the nine months ended September 30, 2009, by a net loss of $7,408,000, compared to a net loss of $6,286,000 for the nine months ended September 30, 2008. After adjustments, net cash used in operating activities of continuing operations was $6,634,000 for the nine months ended September 30, 2009; an increase of 65.4% compared to a net cash usage of $4,011,000 for the nine months ended September 30, 2008.
Net cash provided by operating activities of discontinued operations primarily consists of net loss adjusted by non-cash items, including depreciation and the effect of changes in working capital. Cash increased during the nine months ended September 30, 2009, despite a net loss of $600,000, compared to a net loss of $386,000 for the nine months ended September 30, 2008. After adjustments, net cash provided by operating activities of discontinued operations was $186,000 for the nine months ended September 30, 2009, compared to a net cash usage of $158,000 for the nine months ended September 30, 2008.
Cash Provided by (Used in) Investing Activities
Net cash used in continuing investing activities was $159,000 for the nine months ended September 30, 2009; a decrease of 48.9% compared to a net cash usage of $311,000 for the nine months ended September 30, 2008. This decrease is due to acquisitions of fixed assets during both periods.
Net cash provided by discontinued investing activities was $313,000 for the nine months ended September 30, 2009; compared to a net cash usage of $38,000 for the nine months ended September 30, 2008. This increase is primarily due to the proceeds generated from the sale of fixed assets associated with our German subsidiary partially offset by acquisitions of fixed assets during the period.
Cash (Used in) Provided by Financing Activities
Net cash used in continuing financing activities was $320,000 for the nine months ended September 30, 2009. This cash usage was due to payment on our lines of credit of $1,965,000 offset by borrowings on our lines of credit of $1,478,000. For the nine months ended September 30, 2008, financing activities contributed $8,915,000. This net contribution was due primarily to cash proceeds, net of expenses, from issuances of common stock and warrants to purchase shares of our common stock for $9,335,000, net of expenses.

Net cash used in discontinued financing activities was $420,000 for the nine months ended September 30, 2009. This cash usage was due to payments by our German subsidiary on its line of credit of $2,474,000, and long-term bank borrowings of $294,000, offset by borrowings on its line of credit of $2,348,000. For the nine months ended September 30, 2008, discontinued financing activities used cash of $123,000.
Our bank line of credit in the United States is based on an agreement with Silicon Valley Bank (“SVB”) dated October 15, 2008 and modified by certain loan modification and forbearance agreements with effective dates ranging from January 31, 2009 through October 5, 2009., details of which are defined below. Currently we are operating under the Sixth Loan Modification and Forbearance Agreement (“LMFA”) dated October 5, 2009 which has eliminated our borrowing availability as of October 1, 2009 and has revised our revolving line of credit to $1,300,000 with a maturity date of November 13, 2009. Borrowings under this agreement are collateralized by our assets, including intellectual property and bear interest at the SVB Prime Rate plus 3.00%. If we terminate the facility prior to maturity we will be required to pay a 1.00% termination fee. Under this agreement we are also required to maintain all of our cash and cash equivalents in operating and investment accounts with SVB and its affiliates. We are also required to comply with certain covenant requirements, including a tangible net worth covenant. As of September 30, 2009, we were not in compliance with the tangible net worth covenant.
In addition, we are required to pledge $1,300,000 of certificates of deposit invested at SVB. As agreed upon, when the total outstanding borrowing under the revolving line of credit is less than $1,000,000, SVB will release $300,000 of the certificates of deposit to the company. Furthermore, for each repayment of the outstanding borrowings in incremental amounts of $250,000, SVB will release a like amount of the certificates of deposit back to the company. Borrowings under the revolving line of credit were $1,289,000 and 1,776,000 at September 30, 2009 and December 31, 2008, respectively. The revolving line of credit borrowings are recorded in the consolidated balance sheets as a current liability. Available borrowings under this line of credit were $304,000 at September 30, 2009 and $263,000 at December 31, 2008. The interest rate at September 30, 2009 was 6.0% and 5.0% at December 31, 2008.
Our line of credit with SVB formally expires on November 13, 2009. We have received notification that SVB intends to extend the agreement to December 31, 2009, through a Seventh LMFA, however, as of the date of this filing, we have received no written agreement or amendment.
SVB and the company have been operating under LMFA’s. Defined below are the effective dates and a brief summary of each.
•	First LMFA effective January 31, 2009 provided for forbearance from the exercising of SVB rights and remedies under the agreement as of December 31, 2008 and an interest rate increase to SVB Prime Rate plus 1.5%. This forbearance expired February 15, 2009.

•	Second LMFA effective June 12, 2009 provided for forbearance from the exercising of SVB rights and remedies under the agreement as of June 30, 2009 and an interest rate increase to SVB Prime Rate plus 1.5% through June 30, 2009, SVB Prime Rate plus 2.0% through September 30, 2009 and SVB Prime Rate plus 3.0% thereafter. This forbearance expired June 30, 2009.

•	Third LMFA effective July 22, 2009 provided for forbearance from the exercising of SVB rights and remedies under the agreement as of July 31, 2009 and a decrease in the borrowing availability of the company to the lesser of $2,000,000 or 75% of eligible accounts receivable. This forbearance expired July 31, 2009.

•	Fourth LMFA effective August 25, 2009 provided for forbearance from the exercising of SVB rights and remedies under the agreement as of August 31, 2009. This forbearance expired August 31, 2009.

•	Fifth LMFA effective September 13, 2009 provided for forbearance from the exercising of SVB rights and remedies under the agreement as of September 30, 2009. This forbearance expired October 13, 2009.

•	Sixth LMFA effective October 5, 2009 provided for forbearance from the exercising of SVB rights and remedies under the agreement through November 13, 2009. In addition, this agreement reduced the company’s borrowing availability to zero, revised our revolving line of credit to $1,300,000 and specified the incremental outstanding loan balances that will trigger the release of the pledged certificates of deposits. This forbearance will expire on November 13, 2009.
On May 27, 2009, we entered into a Promissory Note (“Note”) with The Quercus Trust (“The Trust”) in the amount of $70,000. Under the terms of this Note, we agree to pay The Trust the principal sum of the Note and interest accruing at a yearly rate of 1.00% in one lump sum payment on or before June 1, 2109. We received the funds on June 9, 2009.

Through our United Kingdom subsidiary, we maintain a bank overdraft facility of $403,000 (in British pounds sterling, based on the exchange rate at September 30, 2009) under an agreement with Lloyds Bank Plc. There were no borrowings against this facility as of September 30, 2009 or December 31, 2008. This facility is renewed annually on January 1. The interest rate on the facility was 2.75% at September 30, 2009, and 7.25% at December 31, 2008.
Through our German subsidiary, which has been classified as discontinued operations in our consolidated financial statements, we maintained a credit facility under an agreement with Sparkasse Neumarkt Bank. This credit facility was put in place to finance the building of offices in Berching, Germany, which were owned and occupied by our German subsidiary. In June, 2009, we paid, in its entirety, the balance due on the credit facility with proceeds received from the sale of the office building in Berching, Germany. Borrowings against this facility were $299,000 at December 31, 2008 (in Euros, based on the exchange rate at December 31, 2008). The interest rate was 5.49% at December 31, 2008.
In addition, our German subsidiary has a revolving line of credit with Sparkasse Neumarkt Bank. As of September 30, 2009, there were no borrowings against this line of credit and borrowings of $128,000 (in Euros, based on the exchange rate at December 31, 2008) at December 31, 2008. This revolving facility is renewed annually on January 1. The interest rate on this line of credit was 11.00% at December 31, 2008.
We have continued to incur losses which have been attributable to operational performance, restructuring, and miscellaneous non-cash charges. This trend has, in turn, led to negative cash flows and ongoing bank debt covenant violations. We have managed our liquidity during this period through a series of previously announced cost reduction initiatives, bank debt restructuring, and asset disposals. However, the continuing global financial conditions have continued to have a dramatic effect on our industry and customer base. Further, the ongoing recession in the United States and Western Europe, combined with the slowdown of economic growth in the rest of the world, continues to foster a business environment where it is extremely difficult and costly to obtain either equity or non-equity financing. This environment has also increased the potential for customer payment defaults. Our liquidity position, as well as our operating performance, has been negatively affected by these economic and industry conditions and by other financial and business factors, many of which are beyond its control.
Management acknowledges that the level of negative cash utilization experienced during the nine months ended September 30, 2009, if sustained, could result in the insolvency of the company in 2009 without the infusion of additional equity or non-equity financing. Therefore, we are aggressively pursuing all of the following sources for working capital funding:
•	obtain loans from various financial institutions,

•	obtain loans from one or more non-traditional investment capital organizations,

•	sale and/or disposition of one or more operating units, and

•	obtain funding from the sale of our common stock or other equity instruments.
Obtaining financing through the above mentioned mechanisms contain risks, including:
•	loans or other debt instruments may have terms and/or conditions, such as interest rate, restrictive covenants, and control or revocation provisions, which are not acceptable to management or our Board of Directors,

•	current global economic conditions combined with our current financial condition may prevent us from being able to obtain any debt financing,

•	financing may not be available for parties interested in pursuing the acquisition of one or more of our operating units, and

•	additional equity financing may not be available to us in the current economic environment and could lead to further dilution of shareholder value for current shareholders of record.
We continue to aggressively reduce costs, as evidenced in the $2,241,000 decrease in operating expenses, net of a non-cash loss on impairment of fixed assets of $165,000 and restructuring expenses of $125,000, for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008. Our cash utilization was $2,301,000 for the three months ended September 30, 2009, including cash accretion of $29,000 for our German subsidiary, which has been classified as discontinued operations in our consolidated financial statements. This cash utilization for the three months ended September 30, 2009 compares to the cash accretion for the three months ended September 30, 2008 of $193,000. Management continues to execute further cost reductions and organizational realignments in an effort to sustain our ongoing viability throughout the remainder of 2009.
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
RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (FAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This guidance applies only when other guidance requires or permits assets or liabilities to be measured at fair value; it does not expand the use of fair value in any new circumstances. FAS 157 went into effect for fiscal years beginning after November 15, 2007 (effective January 1, 2008, for our company). In February 2008, the FASB issued Staff Position FAS 157-1, which provides that FAS 157 does not apply under FAS 13, “Accounting for Leases,” and other accounting pronouncements that address fair value measurements for leases. We adopted the financial assets and liabilities portion of this FASB and it had no effect. In February 2008, the FASB also issued Staff Position FAS 157-2, which delays the effective date of FAS 157 for all nonfinancial assets and liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). For items within the scope of Staff Position FAS 157-2, the effective date will be for fiscal years beginning after November 15, 2008 (January 1, 2009, for our company). FAS No. 157-2 did not have a material impact on our consolidated financial statements.
In December 2007, the FASB issued FAS No. 141(R), “Business Combinations” (FAS 141(R)). The new pronouncement requires the acquiring entity in a business combination to recognize only the assets acquired and liabilities assumed in a transaction (e.g., acquisition costs must be expensed when incurred), establishes the fair value at the date of acquisition as the initial measurement for all assets acquired and liabilities assumed, and requires expanded disclosures. FAS 141(R) is in effect for fiscal years beginning after December 15, 2008 (January 1, 2009, for our company). The adoption of FAS No. 141(R) did not have a material impact on our consolidated financial statements.
In December 2007, the FASB issued FAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (FAS 160). The new pronouncement requires all entities to report non-controlling (minority) interests in subsidiaries as a component of shareholders’ equity. FAS 160 is in effect for fiscal years beginning after December 15, 2008 (January 1, 2009, for our company). The adoption of FAS No. 160 did not have a material impact on our consolidated financial statements.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but prior to the issuance of the financial statements. The statement requires disclosure of the date through which subsequent events were evaluated and the basis for that date. SFAS 165 sets forth the following: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 was effective for us for the period ending June 30, 2009 and requires prospective application. The adoption of SFAS No. 165 did not have a material impact on our consolidated financial statements.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification (“Codification”) and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”) — a replacement of FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles. Under the provisions of SFAS 168, the Codification will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The rules and interpretive releases of the SEC under authority federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The provisions of SFAS 168 are effective for financial statements issued for interim and annual periods ending after September 15, 2009. We are currently reviewing the provisions of SFAS 168 to determine the impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2009, we had $491,000 in cash held in foreign currencies based on the exchange rates at September 30, 2009. Of this balance, $173,000 is associated with our German subsidiary which is included in current assets of discontinued operations on our consolidated balance sheet. The balances for cash held overseas in foreign currencies are subject to exchange rate risk. We have a policy of maintaining cash balances in local currencies unless an amount of cash is occasionally transferred in order to repay inter-company debts.
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
Item 1A. Risk Factors
There are no significant changes in risk factors from our Annual Report on Form 10-K for the year ended December 31, 2008.
Item 6. Exhibits

Exhibit
Number	Description of Documents

10.1	Fourth Loan Modification and Forbearance Agreement to Second Amended and Restated Loan and Security Agreement between Registrant and Silicon Valley Bank dated as of August 25, 2009.
10.2	Fifth Loan Modification and Forbearance Agreement to Second Amended and Restated Loan and Security Agreement between Registrant and Silicon Valley Bank dated as of September 13, 2009.
10.3	Sixth Loan Modification and Forbearance Agreement to Second Amended and Restated Loan and Security Agreement between Registrant and Silicon Valley Bank dated as of October 5, 2009.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).
32.2	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY FOCUS, INC.
Date: November 13, 2009	By:	/s/ Joseph G. Kaveski
Joseph G. Kaveski
Chief Executive Officer

	By:	/s/ Nicholas G. Berchtold
Nicholas G. Berchtold
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
Number	Description of Documents

10.1	Fourth Loan Modification and Forbearance Agreement to Second Amended and Restated Loan and Security Agreement between Registrant and Silicon Valley Bank dated as of August 25, 2009.
10.2	Fifth Loan Modification and Forbearance Agreement to Second Amended and Restated Loan and Security Agreement between Registrant and Silicon Valley Bank dated as of September 13, 2009.
10.3	Sixth Loan Modification and Forbearance Agreement to Second Amended and Restated Loan and Security Agreement between Registrant and Silicon Valley Bank dated as of October 5, 2009.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).
32.2	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).