Form 10-K
period 2009-12-31
ENERGY FOCUS, INC/DE
filed 2010-03-31
CIK 924168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act of 1933. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Aggregate market value (on basis of closing bid price) of voting stock held by non-affiliates as of June 30, 2009: $9,189,761
Number of the registrant’s shares of common stock outstanding as of February 28, 2010: 21,250,304
Documents Incorporated by Reference
Portions of the proxy statement for the 2010 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this report.

PART I
Item 1. Business
Energy Focus Inc. and subsidiaries (“Energy Focus”) design, develop, manufacture, and market energy-efficient lighting products, and is a leading provider of turnkey energy-efficient lighting solutions in the governmental and public sector market, general commercial market, and the pool market. Energy Focus’ lighting technology offers significant energy savings, heat dissipation and maintenance cost benefits over conventional lighting for multiple applications.
Overview
During 2009, Energy Focus engaged in the design, development, manufacturing, marketing, and installation of energy-efficient lighting systems where the company served two principal markets: commercial/industrial lighting and pool lighting. We completed the initial phase of our new business strategy to provide turnkey, comprehensive energy-efficient lighting solutions, which use, but are not limited to, our patented and proprietary technology. Our solutions include light-emitting diode (“LED”), ceramic metal halide (“CMH”), fiber optic (“EFO”), high-intensity discharge (“HID”), and other highly energy-efficient lighting technologies. Typical savings related to our technology approximates 80% in electricity costs, while providing full-spectrum light closely simulating daylight colors. Our strategy also incorporates continued investment into the research of new and emerging energy sources including, but not limited to, solar energy.
Our long-term strategy is to penetrate the $100 billion existing building lighting market by providing turnkey, comprehensive energy-efficient lighting solutions. We will continue to focus on markets where the benefits of our lighting solutions offerings, combined with our technology, are most compelling. These markets include: schools, universities, hospitals, office buildings, parking garages, supermarkets, museums, cold storage facilities, and manufacturing environments. The passage of the Energy Independence and Security Act of 2007 by Congress created a natural market for our energy-efficient products. Under this Act, all incandescent light bulbs are mandated by federal law to utilize 25% to 30% less energy than today’s products by the years 2012 through 2014. Since many of our products are already 80% more efficient than incandescent bulbs, our focus is to increase the public’s awareness and knowledge of our technology and to establish comprehensive distribution channels so that demand can be fulfilled quickly. Furthermore, the passage of the American Recovery and Reinvestment Act of 2009 by Congress authorizes the usage of $38 billion in government funds for the advancement of energy conservation programs and $20 billion in tax incentives for renewable energy and efficiency. Provisions of this Act, which have the greatest opportunity to benefit our company include:
•	$2.0 billion in loans to subsidize renewable energy projects,

•	$4.5 billion toward smart grid technologies to run the power grid more efficiently,

•	$6.3 billion in state energy-efficient and clean-energy grants, and

•	$4.5 billion to make federal buildings more energy efficient.
Our company’s development of solar technology is continuing through our leadership role in the United States government’s Very High Efficiency Solar Cell (“VHESC”) Consortium sponsored by the Defense Advanced Research Projects Agency (“DARPA”). The goal of the VHESC project is to develop a 40% or greater efficient solar cell for United States military applications, which would also be available to the public for commercial application.
During 2009, we made major progress in our restructuring plan focused on repositioning the company for growth and profitability. This plan involves four major areas of focus which include:
•	Dramatic reduction of unabsorbed manufacturing and fixed overhead costs.

•	Divesting of our non-strategic business units. In December 2009, we announced the sale of our German subsidiary, LBM Lichtleit Fasertechnik (“LBM”). We are currently investigating potential opportunities to divest of one or more of our remaining legacy businesses.

•	Leveraging our fundamental intellectual property and government research to create extremely energy-efficient illumination products for existing buildings. The company is currently developing an intelligent LED lamp to replace linear fluorescent lamps for general illumination. The LED replacement lamp is designed to reduce energy consumption by more than 80% while delivering superior lighting qualities.

•	Establishing a national sales and delivery vehicle into the existing building market through the acquisition of lighting retrofit companies. On December 31, 2009, we completed the acquisition of Stones River Companies, LLC (“SRC”). SRC is a well established lighting retrofit company that services, primarily, the Southeastern region of the United States. We anticipate growth through expansion of SRC’s geographical coverage and, possibly, through one or more subsequent acquisitions across the United States.

We market our products and services through multiple sales channels and subsidiaries. The following is a brief summary of each unit:
Business Unit: Stones River Companies, LLC.
Offerings: Application design, engineering, project management, and turnkey lighting and solar retrofits.
Target Market: Energy Services Companies (“ESCO’s”) selling into public sector existing buildings such as: schools, universities, hospitals, and public office buildings at the federal, state and local level.

Business Unit: Energy Focus Government Contracts and Sales
Offerings: Solid state lighting technologies and products to the United States Military.
Target Market: United States Navy, United States Army, and any other Federal Military unit.

Business Unit: Fiberstars Pool and Spa
Offerings: Decorative lighting and related products to the United States pool market.
Target Market: United States pool new construction market and existing market upgrades.

Business Unit: Fiberstars Commercial
Offerings: Decorative architectural lighting products including LED and fiber optic technologies.
Target Market: New commercial building decorative lighting market in North America.

Business Unit: Energy Focus National Accounts
Offerings: Premier energy-efficient lighting products and turnkey energy solutions.
Target Market: Corporate accounts, distribution centers, warehouses, manufacturing, food and clothing retail, and cold storage.

Business Unit: Crescent Lighting Limited
Offerings: Decorative and specialty lighting products including LED and fiber optic technologies.
Target Market: New commercial building decorative lighting market in Europe, Asia, and the Middle East.
Products
In 2009, we produced, sourced, and/or marketed a wide variety of lighting technologies to serve two general markets: commercial lighting and pool lighting. Our offerings include the following products:
•	Metal Halide and LED fiber optic lighting systems (e.g. EFO™-Downlighting, E-Luminator™),

•	LED MR-16/Par halogen track replacement fixtures,

•	LED cold storage globe lamps,

•	LED lamps and fixtures (e.g. pool “PAL” lights),

•	LED docklights,

•	HID high bay fixtures,

•	Fluorescent fixtures,

•	LED landscape fixtures, and

•	LED parking garage lamps and fixtures.
In addition, we also produced customized components such as underwater lenses, color-changing LED lighting fixtures, landscape lighting fixtures, and lighted water features, including waterfalls and laminar-flow water fountains. Furthermore, we continue to aggressively penetrate the government and military lighting markets. In this regard, our company has many products being actively marketed to the United States federal government agencies through the General Services Administration website, https://www.GSAAdvantage.gov.
The key features of our products are as follows:
•	Many of our products meet the lighting efficiency standards mandated for the year 2020.

•	Our products qualify for federal and state tax incentives for commercial and residential consumers in certain states.

•	Many of our products make use of proprietary optical and electronics delivery systems which enable high efficiencies with superior lighting qualities.

Long-Term Strategy
Against the backdrop of a weakened domestic and world economy, and mindful of our historical financial results, we have re-examined our strengths and weaknesses as well as our long-term strategy. Our strengths, which provide a strategic competitive advantage, include the following:
•	fundamental intellectual property and trade secrets in non-imaging optics and coatings,

•	a broad and intimate understanding of lighting technologies,

•	proven ability to develop systems which efficiently create, transport, and display light,

•	a superior understanding of the existing building market and the evolution towards “green” lighting products and energy-efficient lighting systems,

•	core competencies in execution of all facets of solutions sales, and

•	strong relationships with the federal government for research and development.
To capitalize on those strengths and regress from areas where we lack a strategic competitive advantage, we have accelerated our transition to a fully-integrated energy-efficient lighting system and solutions provider by taking the following actions:
•	Intensifying our focus on the existing building market. On December 31, 2009, we completed our acquisition of SRC to obtain a sales and delivery vehicle into the public sector existing building market,

•	Developing mainstream lighting technologies that directly compete against linear fluorescent general illumination lamps,

•	Exploring the potential divestiture of business units such as our Fiberstars pools and United States commercial businesses, and

•	Continuing to reduce our operating expenses.
We expect that these actions will result in the following outcomes:
•	The acquisition of SRC has already shown a positive impact to our cash flow and will yield significant net sales growth,

•	Our cost reduction initiatives, coupled with the sale of non-strategic business units and additional selected financing facilities, will provide adequate operating funds for organic growth,

•	The formation of a streamlined organization that is focused on creating economic value through turnkey energy-efficient lighting system and solutions for existing building owners,

•	Development of mainstream lighting products for the existing building market that are not currently available and are differentiated by their performance, energy consumption, longevity, and controllability, and

•	A platform for continued growth within the public building sector through the acquisition of SRC. This will allow us to take advantage of the opportunity created by the federal government stimulus package in public sector markets.
Sales, Marketing, and Distribution of our Offerings Portfolio
Products
Our products are sold through a combination of direct sales employees, independent sales representatives, and various distributors in different geographic markets throughout the world. Our distributors’ obligation to us is not contingent upon the resale of our products and as such does not prohibit revenue recognition. We will also distribute our products through our newly acquired SRC subsidiary.
Within the commercial and pool lighting business units, we continue to focus on general contractors and specifiers especially in the retail, hospitality, museum and health care markets. Our lighting retrofit subsidiary, SRC, is heavily targeting the existing public building market and will generate enormous benefits by utilizing our products for quick, energy-efficient upgrades.
Solutions
Our solutions-based sales are designed to enhance total value by providing turnkey, high-quality, energy-efficient lighting application alternatives that positively impact customers’ profitability, the environment, and the communities we serve. These solutions are sold through our direct sales employees as well as our SRC subsidiary and include not only our proprietary energy-efficient lighting solutions, but also sourced lighting systems, energy audits, and service agreements.
Within the solutions business unit, we are focusing on multi-location food retailers, cold storage facilities, retailers, museums, and industrial/commercial real estate companies. Our recent successes include projects at a major real estate developer in Ohio as well as several cold storage facilities. Through SRC we are also targeting the existing public building market particularly health care and hospitals, schools and universities, government and municipalities, museums, hospitality, and casinos, as well as industry and manufacturing. SRC’s direct customers are large national ESCO’s that provide energy-efficient upgrades around the country.

As of December 31, 2009, we had approximately 91 sales and independent sales representatives throughout the United States and United Kingdom.
Our ten largest customers accounted for approximately 33.4% of our net sales from continuing operations for the twelve months ended December 31, 2009. In 2009, there was no single customer who accounted for more than 10.0% of net sales.
Manufacturing and Suppliers
In 2009, we produced our lighting systems through a combination of internal and outsourced manufacturing and assembly operations. Our internal lighting system manufacturing consisted primarily of fiber processing, final assembly, testing, and quality control. We used independent contractors to manufacture some components and sub-assemblies and have worked with a number of our vendors to design custom components to meet our specific needs. We manage inventories of domestically produced component parts on a just-in-time basis when practicable. Our quality assurance program provides for testing of all sub-assemblies at key stages in the assembly process as well as testing of finished products. In the fourth quarter, 2009, we completed the relocation of our Solon, Ohio manufacturing and assembly operation to our Mexican contract manufacturing operation in order to reduce our cost structure and eliminate redundant manufacturing capabilities.
Many of our products are manufactured by third-party suppliers resulting in significant cost savings. Under a Production Share Agreement initiated in 2003 and renewed in August 2007, we conduct contract manufacturing and assembly in Mexico through North American Production Sharing, Inc. and Industrias Unidas de BC, SA de CV (“NAPS”). Under this agreement, NAPS provides administrative and manufacturing services, including labor services and the use of manufacturing facilities in Mexico, for the manufacturing and assembly of certain fiber optics and LED lighting systems, equipment, and related components. We also perform final assembly of products acquired from Australia, India, Japan, and Taiwan. These suppliers generally supply products on a purchase order basis.
Research and Development
Research and development has remained a key focus of our company; accordingly, we have committed substantial resources to this endeavor. Our research and development team is dedicated to continuous improvement and innovation of our current lighting technologies, including fiber optics, LED, and HID systems. Furthermore, our research and development team plays a leading role in the United States government’s VHESC Consortium sponsored by DARPA. The purpose of the VHESC project is to develop an extremely high-efficiency solar cell for United States military applications, which would also be available for commercial application.
Research and development expense, net of credits from the government, for the years ended December 31, 2009, 2008, and 2007 were $319,000, $237,000 and $2,611,000, respectively.
Our recent achievements include:
2009: In March, 2009, the Department of Defense selected Energy Focus to receive a Phase I Small Business Innovative Research (“SBIR”) Grant to begin the development of a “Solid State Infrared Replacement for the M-278 Flare” for the United States Army’s Hydra Rocket System. In July, 2009, the Naval Research Warfare Center awarded us a $1,400,000 contract to develop and produce solid state lighting fixtures for use on Virginia Class attack submarines. In August, 2009, DARPA awarded us a $500,000 SBIR extension grant to develop and produce solid state lighting fixtures for general use on United States Navy ships. In September, 2009, we entered into a $3,100,000 contract with the VHESC Consortium to deliver advanced optics research to enable development of high-efficiency, low-cost photovoltaic-based solar cells. Also in September, we entered into a $100,000 Agreement with the Department of Energy for a Phase I SBIR project to investigate methods of using coatings to improve color consistency for Metal Halide lamps. In October, 2009, we entered into an additional $100,000, twelve-month contract with the VHESC Consortium to continue advanced solar research on low-cost energy-efficient spectrum splitting technologies.
2008: In November, 2008, the United States Department of Energy named Energy Focus an Energy Star Partner. Energy Star is a joint program of the United States’ Environmental Protection Agency and Department of Energy helping Americans save money and protect the environment through energy-efficient products and practices. Also in November, DARPA, through their SBIR Program, awarded us a contract to develop Explosion Proof LED fixtures. In December, 2008, the DARPA SBIR Program awarded us a contract to develop berth lighting systems that will effectively reset a sailor’s body clock for environments where the natural circadian rhythm is frequently disrupted. The two DARPA SBIR contracts are for a total of $198,000. Also in December, we installed high-efficiency lighting fixtures to retrofit 100% of the high-bay lighting in a hangar deck on board an Arleigh Burke class Naval Destroyer. This installation followed a year-long demonstration on board naval vessels that replaced existing fluorescent, incandescent, and halogen lighting with various LED lighting solutions.

2007: In August, 2007, the VHESC Consortium reported a world record 42.9% conversion efficiency on photovoltaic devices. Energy Focus is a member of this consortium, and these solar cells make use of our proprietary optics technology. In November, 2007, we were awarded a $1,000,000 contract with E.I. DuPont de Nemours and Company to develop advanced solar cell technologies. Additionally, we were awarded additional Phase II contracts for two DARPA SBIR projects to research lamp coating technologies and an extruded, large-core fiber processing method. The two DARPA SBIR Phase II contracts were for a total of $1,500,000. Lastly, we were awarded the prestigious DARPA Tech Award for Excellence in recognition of our outstanding achievement for bridging the technology gap between inefficient traditional light sources and advanced high-efficiency light systems.
Intellectual Property
We have a policy of seeking to protect our intellectual property through patents, license agreements, trademark registrations, confidential disclosure agreements, and trade secrets, as management deems appropriate. As of December 31, 2009 and March 8, 2010, our intellectual property portfolio consisted of 68 and 69, respectively, issued United States and foreign patents, various pending United States patent applications, and various pending Patent Cooperation Treaty patent applications filed with the World Intellectual Property Organization that serves as the basis of national patent filings in countries of interest. A total of 15 applications are pending. Our issued patents expire at various times between January, 2013 and June, 2030. Generally, the term of patent protection is twenty years from the earliest effective filing date of the patent application. There can be no assurance, however, that our issued patents are valid or that any patents applied for will be issued. There can be no assurance that our competitors or customers will not copy aspects of our lighting systems or obtain information that we regard as proprietary. There can also be no assurance that others will not independently develop products similar to ours. The laws of some foreign countries in which we sell or may sell our products do not protect proprietary rights to products to the same extent as do the laws of the United States.
We are aware that a large number of patents and pending patent applications exist in the field of fiber optic technology and LED lighting. We are also aware that certain competitors hold and have applied for patents related to fiber optic lighting and LED lighting. Although, to date, we have not been involved in litigation challenging our intellectual property rights, we have, in the past, received communications from third parties asserting rights over our patents or that our technology infringes upon intellectual property held by such third parties. On January 29, 2010, a competitor and former supplier filed a complaint against our company in the Court of Chancery of the State of Delaware, alleging that the company has misused proprietary trade secrets, breached a contract, and engaged in deceptive trade practices relating to one of our lighting products. The complaint seeks injunctive relief and damages. We are currently preparing to answer the complaint, but have not yet done so. We strongly deny any impropriety, believe that the complaint is without merit, and intend to vigorously defend ourselves. In our management’s opinion, this lawsuit should not have an adverse effect on our financial condition, cash flows, or results of operations.
We are not currently engaged in any other litigation, and do not anticipate becoming involved in any in the foreseeable future. However, we may be required to engage in litigation to protect our patent rights or to defend against the claims of others. There can be no assurance that third parties will not assert additional claims that our products infringe upon third-party patents or other intellectual property rights or that, in case of a dispute, licenses to such technology will be available, if at all, on reasonable terms. In addition, we may need to take further legal action to enforce our intellectual property rights in the future. In the event of litigation to determine the validity of any third-party claims or claims by us against third parties, such litigation, whether or not determined in our favor could result in significant expense to us and divert the efforts of our technical and management personnel from productive tasks. Also, in the event of an adverse ruling in such litigation, we might be required to expend significant resources to develop non-infringing technology or to obtain licenses to the infringing technology, and the licenses may not be available on acceptable terms. In the event of a successful claim against us and our failure to develop or license a substitute technology, our operating results could be adversely affected.
Backlog
We typically ship standard products within a few days after receipt of order. Custom products are shipped within 30-60 days of receipt of order. Generally, there is not a significant backlog of orders except at year-end. Our products-based backlog at the end of 2009 was $859,000, compared to $860,000 at the end of 2008. Awarded contracts assumed through our acquisition of SRC totaled approximately $7,238,000. Recognized revenues from these contracts will occur over the course of 2010 and are recognized as the services are being performed or the materials are delivered. Historically, materials have accounted for 50% of the total recognized project revenues and auditing and engineering costs have accounted for 10% of the total recognized project revenues. The remaining project revenues are recognized on a percentage of completion basis as installation occurs.

Competition
Our commercial lighting products compete against a variety of lighting products, including conventional light sources such as: incandescent light bulbs, metal halide lamps, LEDs, compact fluorescent lamps, other fiber optic lighting systems, and decorative lighting technologies. Our ability to compete depends substantially upon the superior performance and lower lifecycle cost of our products and services. Principal competitors in our markets include: large lamp manufacturers, lighting fixture companies, distributors, lighting retrofit companies, and ESCO’s whose financial resources substantially exceed ours. These competitors may introduce new or improved products that may reduce or eliminate some of the competitive advantage of our products. The company anticipates that the primary competition to our systems will come from new technologies that offer increased energy efficiency, lower maintenance costs and/or lower heat radiation. In certain applications, we compete with LED systems produced by large lighting companies such as Philips and General Electric. In traditional commercial lighting applications, we compete primarily with local and regional lighting manufacturers that, in many cases, are more established in their local markets than our company. In traditional commercial lighting, fiber optic lighting products are offered by a number of smaller companies, some of which compete aggressively on price. Some of these competitors offer products with performance characteristics similar to those of our products. Additionally, some conventional lighting companies now manufacture or license fiber optic lighting systems that compete with our products. Selected companies that compete with us in Asia include Phillips, Mitsubishi, Bridgestone, and Toray.
Our pool lighting products compete with other sources of in-pool lighting, including colored and color-changing underwater lighting, and pool accent lighting. Principal competitive factors include: price, performance, ease of installation, and maintenance requirements.
In the pool lighting market, we face competition from suppliers and distributors who bundle lighting and non-lighting products and sell these packages to pool builders and installers. In addition, we face competition directly from manufacturers who produce their own lighting systems and components. For example, in this market, competitive products are offered by Pentair’s American Products Division, a major manufacturer of pool equipment and supplies, as well as the Pool and Spa division of Nexxus Lighting, Inc. In the spa lighting business, spa manufacturers install LED lighting systems during the manufacturing process. We intend to develop new lighting products that are complementary to traditional pool lights currently sold by pool equipment suppliers. To maximize the sales of these new products, we continue to leverage our well-established presence in the domestic pool lighting market and are expanding into the international pool lighting market.
The market for lighting energy solutions is fragmented and differs in the public and private sector markets. Serving the private sector markets, our National Accounts solutions business competes against in-house resources, electrical contractors, traditional lighting fixture manufacturers and non-traditional ESCO’s that are focused on commercial and industrial customers. In the public sector, our SRC solutions business competes against other lighting retrofit companies, as well as some traditional ESCO’s that self-perform the lighting component of their projects. In both markets, we compete primarily on the basis of financial impact, technology, light quality and design, client relationships, lighting application knowledge, energy efficiency, customer service, and marketing support.
Employees
As of December 31, 2009, we had 78 full-time associates, 18 of whom are located in the United Kingdom and 60 in the United States.
None of our associates are subject to any collective bargaining agreement.
Business Segment
In 2009, we operated in a single industry segment where we serve two principal markets; commercial/industrial lighting and pool lighting. We marketed our products for worldwide distribution primarily through independent sales representatives and distributors in North America, Europe, and the Far East.
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

FORWARD-LOOKING STATEMENTS
When used in this report, the words “expects,” “anticipates,” “estimates,” “plans,” “intends,” and similar expressions are intended to identify forward-looking statements. These statements include, but are not limited to, statements as to our competitive position; future operating results; net sales growth; expected operating expenses and capital expenditures; gross product margin improvement; sources of net sales; anticipated credits from government contracts; product development and enhancements; liquidity and cash reserves; our reliance upon a limited number of customers; our accounting policies; the effect of recent accounting announcements; the development and marketing of new products; relationships with customers and distributors; relationships with, dependence upon, and the ability to obtain components from suppliers; as well as our remarks concerning our ability to compete in the fiber optic lighting market; the evolution and future size of the fiber optic lighting market; seasonal fluctuations; plans for and expected benefits of outsourcing and offshore manufacturing; trends in the price and performance of fiber optic lighting products; the benefits and performance of our lighting products; the adequacy of our current facilities; our strategy with regard to protecting our proprietary technology; our ability to retain qualified employees; and the risks set forth below under Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions, or circumstances on which any such statement is based.
EFO®, Fiberstars®, BritePak®, and EFO-Ice® are our registered trademarks. We may also refer to trademarks of other corporations and organizations in this document.
All references to “Energy Focus,” “we,” “us,” “our,” or “the company” means Energy Focus, Inc. and its subsidiaries, except where it is made clear that the term means only the parent company.

Item 1A. Risk Factors
We have a history of operating losses and may incur losses in the future.
We have experienced net losses of $11,015,000 and $14,448,000 for the years ended December 31, 2009 and 2008, respectively. As of December 31, 2009, we had an accumulated deficit of $60,343,000. Although management believes that we have addressed many of the legacy issues that have historically burdened our financial performance, we still face challenges in order to reach profitability. In order for us to attain profitability and growth, we will need to successfully address these challenges, including the continuation of cost reductions throughout our organization, execution of our marketing and sales plans for our new turnkey energy-efficient lighting solutions business, continued evaluation and divestiture of non-core business product lines, and continued improvements in our supply chain performance.
Although we are optimistic about reaching profitability, there is a risk that our business may not be as successful as we envision. Our independent public accounting firm has issued an opinion in our 2009 Annual Report on Form 10-K raising substantial doubt as to our ability to continue as a going concern. This opinion stems from our historically poor operating performance, the on-going global economic crisis, and our historical inability to generate sufficient cash flow to meet obligations and sustain operations without obtaining additional external financing. Although we are optimistic about obtaining the funding necessary for us to continue as a going concern, there can be no assurances that this objective will be successful. We are currently aggressively pursuing the following external funding sources:
•	obtain financing and/or grants available through federal, state, and/or local governmental agencies,

•	obtain financing from various financial institutions,

•	obtain financing from non-traditional investment capital organizations,

•	potential sale or divestiture of one or more operating units, and

•	obtain funding from the sale of our common stock or other equity instruments.
Obtaining financing through the above-mentioned mechanisms contain risks, including:
•	government stimulus and/or grant money is not allocated to us despite our focus on the design, development, and manufacturing of energy-efficient lighting systems,

•	loans or other debt instruments may have terms and/or conditions, such as interest rates, restrictive covenants, and control or revocation provisions, which are not acceptable to management or our Board of Directors,

•	the current global economic crisis combined with our current financial condition may prevent us from being able to obtain any debt financing,

•	financing may not be available for parties interested in pursuing the acquisition of one or more of our operating units, and

•	additional equity financing may not be available to us in the current economic environment and could lead to further dilution of shareholder value for current shareholders of record.
Downturns in general economic conditions and construction trends could continue to materially and adversely affect our business.
Downturns in general economic and market conditions, both nationally and internationally, could have a material adverse effect on our business. In most areas, sales of new and existing homes have slowed and there has been a continued downturn in the housing market, as well as adverse changes in employment levels, job growth, consumer confidence and interest rates, in addition to an oversupply of commercial and residential buildings for sale. In our legacy businesses, sales of our lighting products depend significantly upon the level of new building construction, which are affected by housing market trends, interest rates and the weather. Sales of our pool and spa lighting products depend substantially upon the level of new pool construction, which is also affected by housing market and construction trends. In addition, due to the seasonality of construction, sales of swimming pool and lighting products, and thus our revenue and income, have tended to be significantly lower in the first quarter of each year. Our future results of operations may experience substantial fluctuations from period to period as a consequence of these factors, and such conditions and other factors affecting capital spending may affect the timing of orders. An economic downturn coupled with a decline in our net sales could adversely affect our ability to meet our working capital requirements, support our capital requirements and growth objectives, or could otherwise adversely affect our business financial condition, and results of operations. As a result, any general or market-specific economic downturns, particularly those affecting new building construction and renovation, or that cause end-users to reduce or delay their purchases of lighting products, services, or retrofit activities, would have a material adverse effect on our business, cash flows, financial condition, and results of operations.

We have significant international sales and are subject to risks associated with operating in international markets.
For the years ending December 31, 2009 and 2008, net sales of our products outside of the United States represented approximately 36.5% and 35.6%, respectively, of our total net sales from continuing operations. We generally provide technical expertise and limited marketing support, while our independent international distributors generally provide sales staff, local marketing, and product services. We believe our international distributors are better able to service international markets due to their understanding of local market conditions and best business practices. International business operations are subject to inherent risks, including, among others:
•	unexpected changes in regulatory requirements, tariffs and other trade barriers or restrictions,

•	longer accounts receivable payment cycles and the difficulty of enforcing contracts and collecting receivables through certain foreign legal systems,

•	difficulties in managing and staffing international operations,

•	potentially adverse tax consequences,

•	the burdens of compliance with a wide variety of foreign laws,

•	import and export license requirements and restrictions of the United States and each other country in which we operate,

•	exposure to different legal standards and reduced protection for intellectual property rights in some countries,

•	currency fluctuations and restrictions,

•	political, social and economic instability, including war and the threat of war, acts of terrorism, pandemics, boycotts, curtailment of trade or other business restrictions,

•	periodic foreign economic downturns, and

•	sales variability as a result of transacting our foreign sales in United States dollars.
If we are unable to respond effectively as new lighting technologies and market trends emerge, our competitive position and our ability to generate revenue and profits may be harmed.
To be successful, we will need to keep pace with rapid changes in light-emitting diode (“LED”) and fiber optics lighting technology, changing customer requirements, new product introductions by competitors and evolving industry standards, any of which could render our existing products obsolete if we fail to respond in a timely manner. Development of new products incorporating advanced technology is a complex process subject to numerous uncertainties. We have previously experienced, and could in the future, experience delays in introduction of new products. If effective new sources of light other than LED and fiber optics are discovered, our current products and technologies could become less competitive or obsolete. If others develop innovative proprietary lighting technology that is superior to ours, or if we fail to accurately anticipate technology and market trends, respond on a timely basis with our own development of new products and enhancements to existing products, and achieve broad market acceptance of these products and enhancements, our competitive position may be harmed and we may not achieve sufficient growth in our net sales to attain or sustain profitability.
If we are not able to compete effectively against companies with greater resources, our prospects for future success will be jeopardized.
The lighting industry is highly competitive. In the high performance lighting markets in which we sell our advanced lighting systems, our products compete with lighting products utilizing traditional lighting technology provided by many vendors. Additionally, in the advanced lighting markets in which we have primarily competed to date, competition has largely been fragmented among a number of small manufacturers. However, some of our competitors, particularly those that offer traditional lighting products, are larger companies with greater resources to devote to research and development, manufacturing and marketing.
Moreover, in the general lighting market, we expect to encounter competition from an even greater number of companies. Our competitors are expected to include the large, established companies in the general lighting industry, such as General Electric, Osram Sylvania and Royal Philips Electronics. Each of these competitors has undertaken initiatives to develop LED technology. These companies have global marketing capabilities and substantially greater resources to devote to research and development and other aspects of the development, manufacture and marketing of LED lighting products than we possess. We may also face competition from traditional lighting fixture companies, such as Acuity Brands Lighting, Cooper Lighting, Hubbell Lighting, Lithonia Lighting, and Royal Philips Electronics. The relatively low barriers to entry into the lighting industry and the limited proprietary nature of many lighting products also permit new competitors to enter the industry easily.
In each of our markets, we also anticipate the possibility that LED manufacturers, including those that currently supply us with LEDs, may seek to compete with us. Our competitors’ lighting technologies and products may be more readily accepted by customers than our products. Additionally, to the extent that competition in our markets intensifies, we may be required to reduce our prices in order to remain competitive. If we do not compete effectively, or if we reduce our prices without making commensurate reductions in our costs, our net sales and profitability, and our future prospects for success, may be harmed.

We have made strategic acquisitions in the past and intend to do so in the future, which may adversely affect our operating results, financial condition, and existing business.
We seek to grow through strategic acquisitions in order to transition our company into a nationwide, turnkey energy-efficient lighting systems solutions company. On December 31, 2009, we acquired Stones River Companies, LLC (“SRC”), and we anticipate making additional acquisitions in the future. The success of our acquisition strategy will depend on, among other things:
•	the availability of suitable candidates,

•	competition from other companies for the purchase of available candidates,

•	our ability to value those candidates accurately and negotiate favorable terms for those acquisitions,

•	the availability of funds to finance acquisitions,

•	the ability to establish new informational, operational and financial systems to meet the needs of our business,

•	the ability to achieve anticipated synergies, including with respect to complementary products or services, and

•	the availability of management resources to oversee the integration and operation of the acquired businesses.
If we are not successful in integrating acquired businesses and completing acquisitions in the future, we may be required to reevaluate our acquisition strategy. We also may incur substantial expenses and devote significant management time and resources to completing these acquisitions. Furthermore, acquired businesses may fail to meet our performance expectations. If we do not achieve the anticipated benefits of an acquisition as rapidly as expected, or at all, investors or analysts may not perceive the same benefits of the acquisition as we do. If these risks materialize, our performance and stock price could be materially affected.
Our inability to successfully integrate businesses we acquire could have adverse consequences on our business.
Acquisitions may result in greater administrative burdens and operating costs and, to the extent financed with debt, additional interest costs. We cannot assure you that we will be able to manage or integrate acquired companies or businesses successfully. The process of integrating acquired businesses, including the recent acquisition of SRC, may be disruptive to our business and may cause an interruption of or a loss of momentum in, our business as a result of the following factors, among others:
•	loss of key employees or customers,

•	possible inconsistencies in standards, controls, procedures and policies among the combined companies and the need to implement company-wide financial, accounting, information and other systems,

•	failure to maintain the quality of services that the companies have historically provided,

•	coordinating sales, distribution, and marketing functions,

•	the need to coordinate geographically diverse organizations, and

•	the diversion of management’s attention from our day-to-day business as a result of the need to deal with any disruptions and difficulties and the need to add management resources to do so.
These disruptions and difficulties, if they occur, may cause us to fail to realize the cost savings, revenue enhancements and other benefits that we may expect from such acquisitions and may cause material adverse short- and long-term effects on our operating results and financial condition.
If we are unable to obtain and adequately protect our intellectual property rights, our ability to commercialize our products could be substantially limited.
We consider our technology and processes proprietary. If we are not able to adequately protect or enforce the proprietary aspects of our technology, competitors may utilize our proprietary technology and our business, financial condition and results of operations could be adversely affected. We protect our technology through a combination of patent, copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements and similar means. Despite our efforts, other parties may attempt to disclose, obtain or use our technologies. Our competitors may also be able to independently develop products that are substantially equivalent or superior to our products or slightly modify our patents. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the United States. As a result, we may not be able to protect our proprietary rights adequately in the United States or abroad.
As of December 31, 2009 and March 8, 2010, our intellectual property portfolio consisted of 68 and 69, respectively, issued United States and foreign patents, various pending United States patent applications, and various pending Patent Cooperation Treaty patent applications filed with the World Intellectual Property Organization that serves as the basis of national patent filings in countries of interest. A total of 15 applications are pending. Because our patent position involves complex legal, scientific, and factual questions, the issuance, scope, validity and enforceability of our patents cannot be predicted with certainty. Our issued patents may be invalidated or their enforceability challenged, and they may not provide us with competitive advantages against others with similar products and technology. Furthermore, others may independently develop similar products or technology or duplicate or design around any technologies that we have developed.

We may receive notices that claim we have infringed upon the intellectual property of others. Even if these claims are not valid, they could subject us to significant costs. We have engaged in litigation and litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Litigation may also be necessary to defend against claims of infringement or invalidity by others. An adverse outcome in litigation or any similar proceedings could subject us to significant liabilities to third parties, require us to license disputed rights from others or require us to cease marketing or using certain products or technologies. We may not be able to obtain any licenses on acceptable terms, if at all. We also may have to indemnify certain customers if it is determined that we have infringed upon or misappropriated another party’s intellectual property.
Any of these results could adversely affect our business, financial condition and results of operations. In addition, the cost of addressing any intellectual property litigation claim, both in legal fees and expenses, and the diversion of management resources, regardless of whether the claim is valid, could be significant and could materially harm our business, financial condition and results of operations.
If critical components that we currently purchase from a small number of third-party suppliers become unavailable or third-party manufacturers otherwise experience delays, we may incur delays in shipment, which would damage our business.
We depend on others to manufacture a significant portion of the component parts incorporated into our products. We purchase our component parts from third-party manufacturers that serve the advanced lighting systems market and believe that alternative sources of supply are readily available for most component parts. However, consolidation in the lighting industry could result in one or more current suppliers being acquired by a competitor, rendering us unable to continue purchasing necessary amounts of key components at competitive prices.
In an effort to reduce manufacturing costs, we have outsourced the production of certain parts and components as well as finished goods in our product lines to a number of overseas suppliers. We expect to outsource all of the production for selected products. While we believe alternative sources for the production of these products are available, we have selected these particular manufacturers based on their ability to consistently produce these products per our specifications ensuring the best quality product at the most cost effective price. We depend on our suppliers to satisfy performance and quality specifications and to dedicate sufficient production capacity within scheduled delivery times. Although we maintain contracts with selected suppliers, we may be vulnerable to unanticipated price increases and product shortages. Accordingly, the loss of all or one of these suppliers or delays in obtaining shipments could have a material adverse effect on our operations until such time as an alternative supplier could be found. We may be subject to various import duties applicable to materials manufactured in foreign countries and, in addition, may be affected by various other import and export restrictions, as well as other considerations or developments impacting upon international trade, including economic or political instability, shipping delays, and product quotas. These international trade factors will, under certain circumstances, have an impact both on the cost of components, which will, in turn, have an impact on the cost to us of the manufactured product, and the wholesale and retail prices of its products.
If the companies to which we outsource the manufacture of our products fail to meet our requirements for quality, quantity and timeliness, our revenue and reputation in the marketplace could be harmed.
We outsource a significant portion of the manufacture and assembly of our products and we expect to outsource all of the production of many of our products. We currently depend on a small number of contract manufacturers to manufacture our products at plants in various locations throughout the world, primarily in the United States, Mexico, China, and Taiwan. These manufacturers supply most of the necessary raw materials and provide all necessary facilities and labor to manufacture our products. We currently do not have long-term contracts with some of these manufacturers. If these companies were to terminate their arrangements with us without adequate notice, or fail to provide the required capacity and quality on a timely basis, we would be unable to manufacture and ship our lighting products until replacement manufacturing services could be obtained. To qualify a new contract manufacturer, familiarize it with our products, quality standards and other requirements, and commence volume production is a costly and time-consuming process. If it became necessary to do so, we may not be able to establish alternative manufacturing relationships on acceptable terms.
Our reliance on contract manufacturers involves certain additional risks, including the following:
•	lack of direct control over production capacity and delivery schedules,

•	lack of direct control over quality assurance, manufacturing yields and production costs,

•	risk of loss of inventory while in transit from China, Mexico, India, Japan, and Taiwan, and

•	risks associated with international commerce, particularly with China, Mexico, India, Japan, and Taiwan, including unexpected changes in legal and regulatory requirements, changes in tariffs and trade policies, risks associated with the protection of intellectual property and political and economic instability.
Any interruption in our ability to manufacture and distribute products could result in delays in shipment, lost sales, reductions in revenue and damage to our reputation in the market, all of which would adversely affect our business.

We depend on independent distributors and sales representatives for a substantial portion of our net sales, and the failure to manage successfully our relationships with these third parties, or the termination of these relationships, could cause our net sales to decline and harm our business.
We rely significantly on indirect sales channels to market and sell our products. Most of our products are sold through third-party independent distributors and sales representatives. In addition, these parties provide technical sales support to end-users. Our current agreements within these sales channels are non-exclusive with regard to lighting products in general, but exclusive with respect to LED lighting and fiber optic products. We anticipate that any such agreements we enter into in the future will be on similar terms. Furthermore, our agreements are generally short-term, and can be cancelled by these sales channels without significant financial consequence. We cannot control how these sales channels perform and cannot be certain that we or end-users will be satisfied by their performance. If these distributors and sales representatives significantly change their terms with us, or change their historical pattern of ordering products from us, there could be a significant impact on our net sales and profits.
Our products could contain defects or they may be installed or operated incorrectly, which could reduce sales of those products or result in claims against us.
Despite product testing, defects have been found and may be found in our existing or future products. This could result in, among other things, a delay in the recognition or loss of net sales, loss of market share or failure to achieve market acceptance. These defects could cause us to incur significant warranty, support and repair costs, divert the attention of our engineering personnel from our product development efforts and harm our relationship with our customers. The occurrence of these problems could result in the delay or loss of market acceptance of our lighting products and would likely harm our business. Some of our products use line voltages (such as 120 or 240 AC), or are designed for installation in environments such as swimming pools and spas, which involve enhanced risk of electrical shock, injury or death in the event of a short circuit or other malfunction. Defects, integration issues or other performance problems in our lighting products could result in personal injury or financial or other damages to end-users or could damage market acceptance of our products. Our customers and end-users could also seek damages from us for their losses. A product liability claim brought against us, even if unsuccessful, would likely be time consuming and costly to defend.
If we are unable to attract or retain qualified personnel, our business and product development efforts could be harmed.
To a large extent, our future success will depend on the continued contributions of certain employees, such as our current Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, President, and Chief Technical Officer. These and other key employees would be difficult to replace. Our future success will also depend on our ability to attract and retain qualified technical, sales, marketing and management personnel, for whom competition is very intense. The loss of, or failure to attract, hire, and retain, any such persons could delay product development cycles, disrupt our operations, or otherwise harm our business or results of operations. We have been successful in hiring experienced energy solutions salespeople from leading firms in the industry but if these individuals are not successful in achieving our expectations, and then planned sales may not occur and the anticipated net sales may not be realized.
A significant portion of our business is dependent upon the existence of government funding, which may not be available into the future and could result in a significant reduction in sales and could cause significant harm to our business.
Over the last three years, approximately 40.7% of our research and development efforts have been supported directly by government funding. In 2009, approximately 70.5% of our research and development funding came from government sources and was contracted for short periods, usually one to two years. Further, a significant portion of net sales generated by SRC are derived from state government funding and supported by federal government funding. If government funding is reduced or eliminated, there is no guarantee that we would be able to continue to fund our activities in these areas at their current levels, if at all. If we are unable to maintain our access to government funding in these areas, there could be a significant impact on our net sales and profits.
We believe that certification and compliance issues are critical to adoption of our lighting systems, and failure to obtain such certification or compliance would harm our business.
We are required to comply with certain legal requirements governing the materials in our products. Although we are not aware of any efforts to amend any existing legal requirements or implement new legal requirements in a manner with which we cannot comply, our net sales might be adversely affected if such an amendment or implementation were to occur.

Moreover, although not legally required to do so, we strive to obtain certification for substantially all our products. In the United States, we seek, and to date have obtained, certification on substantially all of our products from Underwriters Laboratories (“UL”) or Intertek (“ETL”). Where appropriate in jurisdictions outside the United States and Europe, we seek to obtain other similar national or regional certifications for our products. Although we believe that our broad knowledge and experience with electrical codes and safety standards have facilitated certification approvals, we cannot ensure that we will be able to obtain any such certifications for our new products or that, if certification standards are amended, that we will be able to maintain such certifications for our existing products. Moreover, although we are not aware of any effort to amend any existing certification standard or implement a new certification standard in a manner that would render us unable to maintain certification for our existing products or obtain ratification for new products, our net sales might be adversely affected if such an amendment or implementation were to occur.
We must comply with regulatory requirements regarding internal control over financial reporting, corporate governance and public disclosure, which will cause us to incur significant costs and our failure to comply with these requirements could cause our stock price to decline.
Section 404 of the Sarbanes-Oxley Act of 2002 requires that we annually evaluate and report on our systems of internal controls. These rules and regulations have increased our legal and compliance costs and made certain activities more time-consuming and costly. In the future, there may be material weaknesses in our internal controls that would be required to be reported in future Annual Reports on Form 10-K and/or Quarterly Reports on Form 10-Q. A negative reaction by the equity markets to the reporting of a material weakness could cause our stock price to decline. In addition, if we acquire a company with weak internal controls, it will take time to improve the internal controls of the acquired company to a satisfactory level of operating effectiveness. Any failure to improve an acquired company’s financial systems could result in delays or inaccuracies in reporting financial information.
We have not been in compliance with the continued listing requirements of the NASDAQ Global Market.
From time to time during the last several months, we have not met the NASDAQ Global Market (“NASDAQ”) continued listing requirement that calls for the maintenance of a minimum bid price of our common stock of $1.00 per share. We received a formal notice of non-compliance from NASDAQ. Although we have regained compliance with NASDAQ continued listing requirements, there is a risk that our stock could again become non-compliant with this listing requirement. If our common stock bid price does not meet NASDAQ’s minimum requirement to remain on the Global Market, we will be required to either revalue existing shares of common stock or perform other necessary remedial actions. If we are unable to maintain the minimum common stock bid price for trading on NASDAQ, trading in our common stock, if any, could then be conducted on the NASDAQ Capital Market, in the over-the-counter market or on the OTC Bulletin Board system. Movement to these markets could result in a reduction of trading liquidity.
We could issue additional common stock, which might dilute the book value of our common stock.
Our Board of Directors has the authority, without action or vote of our shareholders, to issue all or a part of our authorized but unissued shares. Such stock issuances could be made at a price that reflects a discount or a premium from the then-current trading price of our common stock. In addition, in order to raise capital or acquire businesses in the future, including future lighting retrofit businesses, we may need to issue securities or promissory notes that are convertible or exchangeable for shares of our common stock. These issuances would dilute shareholders’ percentage ownership interest, which would have the effect of reducing influence on matters on which our shareholders vote, and might dilute the book value of our common stock. Shareholders may incur additional dilution if holders of stock options, whether currently outstanding or subsequently granted, exercise those options, or if warrant holders exercise warrants purchasing shares of our common stock. If an insufficient amount of authorized, but unissued, shares of common stock exists to issue in connection with a subsequent equity financing or acquisition transactions, we may be required to call a special meeting of our shareholders to authorize additional shares before undertaking, or as a condition to completing a financing or acquisition transaction.
We may need to request our shareholders to authorize additional shares of common stock in connection with subsequent equity finance or acquisition transactions.
We are authorized to issue 30,000,000 shares of common stock, of which approximately 21,370,304 shares are issued and outstanding, as of March 26, 2010. An additional 7,310,000 shares have been reserved for issuance upon exercise of stock options and warrants outstanding and under our Purchase agreement with the Lincoln Park Capital Fund, LLC. If we require additional shares of common stock in connection with a subsequent equity financing or acquisition transaction, we may be required to call a special meeting of our shareholders to authorize additional shares before undertaking or as a condition to completing an offering or transaction. We cannot be assured that our shareholders would authorize an increase in the number of shares of our common stock.

Shares eligible for future sale may adversely affect the market for our common stock.
As of December 31, 2009, we had a significant number of convertible or derivative securities outstanding, including: (i) 1,721,000 shares of common stock issuable upon exercise of outstanding stock options at a weighted average exercise price of $3.63 per share, and (ii) 4,438,000 shares of common stock issuable upon exercise of our outstanding warrants at a weighted average exercise price of $1.76 per share. If or when these securities are exercised into shares of our common stock, the number of our shares of common stock outstanding will increase. Increases in our outstanding shares, and any sales of shares, could have an adverse affect on the trading activity and market price of our common stock.
In addition, from time to time, certain of our shareholders may be eligible to sell all, or a portion of, their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act of 1933, or under effective resale prospectuses. Any substantial sale of our common stock pursuant to Rule 144 or any resale prospectus may have an adverse affect on the market price of our securities.
As a “thinly-traded” stock, large sales can place negative pressure on our common stock price.
Our common stock, despite certain increases of trading volume from time to time, experiences periods when it could be considered “thinly-traded.” Financing or acquisition transactions resulting in a large number of newly issued shares that become immediately tradable, or other events that cause current shareholders to sell shares, could place negative pressure on the trading price of our stock. In addition, the lack of a robust secondary market may require a shareholder who desires to sell a large number of shares to sell those shares in increments over time in order to mitigate any adverse impact of the sales on the market price of our common stock.
We may be subject to legal claims against us or claims by us which could have a significant impact on our resulting financial performance.
At any given time, we may be subject to litigation, the disposition of which may have an adverse affect upon our business, financial condition, or results of operation. Information regarding our current legal proceedings is presented below in Part I, Item 3.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our principal executive offices are located in a 79,000 square foot facility in Solon, Ohio, under a lease agreement expiring in April, 2011. Approximately 12,000 square feet of this space is subleased to another tenant through June, 2010. We also have leased facilities in Nashville, Tennessee, Pleasanton, California, and Berkshire, United Kingdom. In addition, we have a contract manufacturing facility near Tijuana, Mexico. We believe that our current facilities are adequate to support our current and anticipated operations.
Item 3. Legal Proceedings
On January 29, 2010, a competitor and former supplier filed a complaint against our company in the Court of Chancery of the State of Delaware, alleging that the company has misused proprietary trade secrets, breached a contract, and engaged in deceptive trade practices relating to one of our lighting products. The complaint seeks injunctive relief and damages. We are currently preparing to answer the complaint, but have not yet done so. We strongly deny any impropriety, believe that the complaint is without merit, and intend to vigorously defend ourselves. In our management’s opinion, this lawsuit should not have an adverse effect on our financial condition, cash flows, or results of operations.
We are not currently engaged in any other litigation and do not anticipate becoming involved in any in the foreseeable future.
Item 4. Submission of Matters to a Vote of Security Holders
During the fourth quarter of the year ended December 31, 2009, there were no matters submitted to a vote of security holders.

Executive Officers of the Registrant
The following is the name, age, and present position of each of our executive officers, as well as all prior positions held by each of them during the last five years and when each of them was first elected or appointed as an executive officer.

Name	Age	Current Position and Business Experience
Joseph G. Kaveski	49	Chief Executive Officer and Director — May, 2008 to present. Prior to joining Energy Focus, Mr. Kaveski led his own strategic consulting business, TGL Company. As a consultant he worked with equity investors and publicly traded companies on strategic initiatives and planning. Other corporations Mr. Kaveski has worked for include Johnson Controls, Inc. where he was Vice President of Energy Management Services and Strategic Projects.

John M. Davenport	64	President and Director — May 2008 to present. Chief Executive Officer — July, 2005 to May, 2008. Chief Operating Officer — July, 2003 to July, 2005. Vice President and Chief Technology Officer — November, 1999 to July, 2003. Prior to joining Energy Focus, Mr. Davenport served as the president of Unison Fiber Optic Lighting Systems, LLC from 1998 to 1999. Before that, Mr. Davenport served at GE Lighting in various capacities for 25 years.

Eric W. Hilliard	42	Chief Operating Officer and Vice President — November, 2006 to present. Prior to joining Energy Focus, Mr. Hilliard served as a Business Manager at Saint Gobain‘s Aerospace Flight Structures Division from 2002 to 2006, overseeing the global sales and operaton for composite flight structure components to customers such as Embraer, Gulfstream, and EADS. Other career assignments include Goodrich Aerospace, Chemical Leaman, and the HJ Heinz Company serving in operational and international roles throughout his career.

Nicholas G. Berchtold	43	Chief Financial Officer and Vice President of Finance — July, 2007 to present. Prior to joining Energy Focus, Mr. Berchtold was the division controller at Wellman Products Group, a division of Hawk Corporation, from 2000 to 2007, where he was responsible for global financial reporting and analysis. Additionally, he served as the corporate assistant controller at Olympic Steel, Inc. from 1997 to 2000.

Roger F. Buelow	37	Chief Technology Officer and Vice President — July, 2005 to present. Vice President of Engineering from February, 2003 to July, 2005. Prior to joining Energy Focus, Mr. Buelow was the director of engineering at Unison Fiber Optic Lighting Systems, LLC from 1998 to 1999.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Our common stock trades on the NASDAQ Global Market under the symbol “EFOI.” The following table sets forth the high and low sales prices for our common stock from its consolidated transaction reporting system.

	High	Low
First quarter 2008	$7.31	$2.31
Second quarter 2008	2.94	1.78
Third quarter 2008	2.75	1.45
Fourth quarter 2008	2.57	1.00

First quarter 2009	$1.86	$0.62
Second quarter 2009	1.21	0.56
Third quarter 2009	1.49	0.50
Fourth quarter 2009	1.04	0.47
There were approximately 120 holders of record of our common stock as of March 12, 2010, and we estimate that at that date there were approximately 2,500 additional beneficial owners.
We have not declared or paid any cash dividends, and do not anticipate paying cash dividends in the foreseeable future.
Stockholder Matters
There were no reportable transactions in equity securities that required stockholder approval during 2009. On November 2, 2009, the company closed its common stock rights offering to its shareholders that raised $3,344,000, net of expenses. Stockholder approval was not required. There were no stock options exercised during the calendar year 2009.
Cumulative Total Return Comparison
The following graph compares the cumulative total shareholder return of the our common stock against the cumulative total return of the Russell 2000 Value Index, and a self-determined Peer Group for the period of the five fiscal years commencing December 31, 2004 and ending December 31, 2009. The graph and table assume that $100 was invested on December 31, 2004 in each of the Energy Focus, Inc. Common Stock, the Russell 2000 Value Index, and the self-determined Peer Group, and that all dividends were reinvested. The six companies in the self-determined Peer Group are: Cooper Industries, LTD., Pentair, Inc., Lime Energy Co., Nexxus Lighting, Inc., LSI Industries, Inc., and Orion Energy Systems, Inc. Cumulative total shareholder return for Energy Focus, Inc. Common Stock, the Russell 2000 Value Index, and the self-determined Peer Group are based upon the Energy Focus, Inc. fiscal year.

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
SELECTED CONSOLIDATED FINANCIAL DATA
(IN THOUSANDS, EXCEPT PER SHARE DATA)

YEARS ENDED DECEMBER 31,	2009	2008	2007	2006	2005
OPERATING SUMMARY
Net sales from continuing operations	$12,489	$20,032	$19,761	$24,038	$24,838
Gross profit from continuing operations	2,040	4,106	5,057	6,139	8,589
Net loss from continuing operations	(9,814)	(12,673)	(10,987)	(9,329)	(7,524)
Net income/(loss) from discontinued operations	(1,201)	(1,775)	(330)	(321)	101
Net loss	(11,015)	(14,448)	(11,317)	(9,650)	(7,423)
Net loss per share:
Basic	$(0.70)	$(1.02)	$(0.98)	$(0.85)	$(0.90)
Diluted	$(0.70)	$(1.02)	$(0.98)	$(0.85)	$(0.90)
Shares used in per share calculation:
Basic	15,763	14,182	11,500	11,385	8,223
Diluted	15,763	14,182	11,500	11,385	8,223
FINANCIAL POSITION SUMMARY
Total assets	$17,378	$23,636	$29,104	$40,652	$46,171
Cash and cash equivalents	1,062	10,568	8,412	15,968	23,578
Credit line borrowings	—	1,904	1,159	1,124	47
Current portion of long-term borrowings	—	54	1,726	780	342
Long-term borrowings	715	245	314	1,860	1,089
Shareholders’ equity	11,505	16,789	21,618	30,880	38,184
Common shares outstanding	21,250	14,835	11,623	11,394	11,270

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
During 2009, we engaged in the design, development, manufacturing, marketing, and installation of energy-efficient lighting systems where the company served two principal markets: commercial/industrial lighting and pool lighting. We completed the initial phase of our new business strategy to provide turnkey, comprehensive energy-efficient lighting solutions, which use, but are not limited to, our patented and proprietary technology. Our solutions include light-emitting diode (“LED”), ceramic metal halide (“CMH”), fiber optic (“EFO”), high-intensity discharge (“HID”), and other highly energy-efficient lighting technologies. Typical savings related to our technology approximates 80% in electricity costs, while providing full-spectrum light closely simulating daylight colors. Our strategy also incorporates continued investment into the research of new and emerging energy sources including, but not limited to, solar energy.
During 2009, we made major progress in completing a restructuring plan focused on repositioning the company for growth and profitability. This plan involves four major areas of focus which include:
•	Dramatic reduction of unabsorbed manufacturing and fixed overhead costs.

•	Divesting of our non-strategic business units. In December 2009, we announced the sale of our German subsidiary, LBM Lichtleit Fasertechnik (“LBM”). We are currently investigating potential opportunities to divest one or more of our remaining legacy businesses.

•	Leveraging our fundamental intellectual property and government research to create extremely energy-efficient illumination products for existing buildings. The company is currently developing an intelligent LED lamp to replace linear fluorescent lamps for general illumination. The LED replacement lamp is designed to reduce energy consumption by more than 80% while delivering superior lighting qualities.

•	Establishing a national sales and delivery vehicle into the existing building market through the acquisition of lighting retrofit companies. On December 31, 2009, we completed the acquisition of Stones River Companies, LLC (“SRC”). SRC is a well established lighting retrofit company that services primarily the Southeastern region of the United States. We anticipate growth through expansion of SRC’s geographical coverage and, possibly, through one or more subsequent acquisitions across the United States.
Our development of solar technology is continuing through our leadership role in the United States government’s Very High Efficiency Solar Cell (“VHESC”) Consortium sponsored by the Defense Advanced Research Projects Agency (“DARPA”). The goal of the VHESC project is to develop a 40% or greater efficient solar cell for United States military applications, which would also be available to the public for commercial application. On September 24, 2009, we announced that we entered into a $3,100,000 contract with the VHESC Consortium to deliver advanced solar research to enable high efficiency, low-cost photovoltaics. On October 29, 2009, we announced that we entered into a $100,000, twelve month contract with the VHESC Consortium to deliver advanced solar research to achieve low-cost efficient spectrum splitting.
In March, 2009, the Department of Defense selected Energy Focus to receive a Phase I Small Business Innovative Research (“SBIR”) Grant to begin the development of a “Solid State Infrared Replacement for the M-278 Flare” for the United States Army’s Hydra Rocket System. In July, 2009, the Naval Research Warfare Center awarded us a $1,400,000 contract to develop and produce solid state lighting fixtures for use on Virginia Class attack submarines. In August, 2009, DARPA awarded us a $500,000 SBIR extension grant to develop and produce solid state lighting fixtures for general use on United States Navy ships. Also in September, we entered into a $100,000 Agreement with the Department of Energy for a Phase I SBIR project to investigate methods of using coatings to improve color consistency for Metal Halide lamps.
Results of Operations
Cash Utilization
Cash utilization was $9,605,000 for the twelve months ended December 31, 2009, excluding $3,749,000 of cash proceeds received from the issuance of rights to purchase common stock and $3,650,000 of net cash disbursements related to the acquisition of SRC and related bonding securitization. This represents a 29.2% increase compared to the twelve months ended December 31, 2008. Excluding bonding securitization, net cash disbursements related to the acquisition of SRC was $1,150,000. Cash utilization for the twelve months ended December 31, 2008 was $7,434,000, excluding $9,590,000 of cash proceeds received, $9,335,000 net of expenses, from the issuance of common stock and warrants to purchase shares of common stock.

Net Sales
Our sales breakdowns, by product lines, with EFO products as a separate line item, are as follows (in thousands):

	Year ending December 31,
	2009	2008	2007
EFO	$7,330	$10,094	$6,360
Traditional pool	2,422	5,054	9,003
Traditional commercial lighting	2,737	4,884	4,398

Total net sales	$12,489	$20,032	$19,761

Net sales from continuing operations decreased 37.7% to $12,489,000 for the twelve months ended December 31, 2009. The decline was primarily a result of a $2,764,000 decrease in EFO product net sales, a decrease of $2,632,000 in traditional pool lighting sales, and a decrease of $2,417,000 in net sales by our United Kingdom subsidiary. During 2009, $571,000 of net sales was recognized from the delivery of certain milestones to E.I. DuPont de Nemours and Company as part of the VHESC Consortium being funded by DARPA. Net sales were significantly depressed from prior year levels due to the on-going global economic and financial crisis. Our net sales were particularly adversely impacted by significant reductions in residential and new construction against which our pool and commercial markets are closely aligned.
Net sales from continuing operations increased 1.4% to $20,032,000 for the twelve months ended December 31, 2008, compared to $19,761,000 in 2007. This slight growth was a result of an increase of $4,220,000 in EFO and traditional commercial lighting net sales offset by decreased traditional pool lighting net sales of $3,949,000. The decrease in traditional pool lighting net sales was due primarily to a decrease in net sales from our in-ground and jazz lighting products. The decrease in traditional commercial lighting net sales was due to lower net sales in the United States and Germany.
International Sales
We have a foreign manufacturing operation in the United Kingdom, and net sales and expenses from these operations are denominated in local currency, thereby creating exposures to changes in exchange rates. Fluctuations in this operation’s respective currency may have an impact on our business, results of operations, and financial position. We currently do not use financial instruments to hedge our exposure to exchange rate fluctuations with respect to our international operations. As a result, we may experience substantial foreign currency translation gains or losses due to the volatility of other currencies compared to the United States dollar, which may positively or negatively affect our results of operations attributed to these operations. For continuing operations, international net sales accounted for approximately 36.5% of net sales in 2009, as compared to 35.6% for 2008, and 25.3% for 2007. The impact of changes in foreign currency exchange rates resulted in a reduction in reported net sales for 2009 of $754,000 from 2008 levels as compared to a decrease in reported net sales for 2008 of $452,000 from 2007 levels. On a local currency basis, net sales decreased 23.7% for our United Kingdom operation from 2008 levels. The breakdown of our global sales is as follows (in thousands):

	Year ending December 31,
	2009	2008	2007
United States Domestic	$7,930	$12,902	$14,770
United Kingdom	2,094	2,940	3,152
Others	2,465	4,190	1,839

Total net sales	$12,489	$20,032	$19,761

Gross Profit
We had gross profit of $2,040,000 in 2009, a decrease of 50.3%, compared to $4,106,000 in 2008. Total gross profit as a percentage of total net sales was 16.3% in 2009, compared to 20.5% in 2008. Global economic conditions within all of our legacy markets, and particularly within the housing and new construction markets, deteriorated at a pace faster than our cost reduction initiatives could offset. Through September, 2009, we maintained two manufacturing and assembly facilities for our North American operations which resulted in overall lower gross profitability on a net sales per dollar basis. In a continuing effort to reduce the fixed overhead of the company, and in conjunction with the strategic transition, into a turnkey energy-efficient lighting services solutions company, we relocated 100% of the North American manufacturing and assembly operation into our lower cost Mexican contract manufacturing facility. Furthermore, we eliminated our Solon, Ohio distribution services operation in the first quarter of 2010. Lastly, we are currently in discussions with our Solon facility landlord to develop a mutually beneficial early termination of our lease agreement in that facility.

In 2008, we had gross profit of $4,106,000, compared to $5,057,000 in 2007. As a percentage of sales, the gross profit for 2008, was 20.5% compared to 25.6% in 2007. Included in the 2008 gross profit is total expense in the amount of $1,071,000 related to our modification of the definition of slow-moving and obsolete inventory reserve. Gross profit was also favorably impacted by a mid-year price increase within the commercial lighting business unit.
Operating Expenses
Research and Development
Gross research and development expenses were $1,081,000 in 2009, a 4.5% decrease from $1,132,000 in 2008. Gross research and development expenses were $1,132,000 in 2008, a 63.8% decrease from $3,128,000 in 2007. The decrease in 2009 was primarily due to an $86,000 decrease in salaries and benefits. The decrease in 2008 from 2007 levels was primarily due to an $809,000 decrease in salaries and benefits and a $347,000 decrease in expenses related to the various research and development projects.
Our gross research and development expenses are reduced on a proportional performance basis under DARPA Small Business Innovative Research (“SBIR”) development contracts. In 2007, SBIR contracts were signed totaling $1,500,000 to be reimbursed over a two-year recovery period. During 2009, additional SBIR contracts were signed totaling $1,707,000 to be reimbursed through July, 2010. The amount of credits incurred and accrued from government contracts were $762,000 in 2009, compared to $895,000 in 2008, and $517,000 in 2007. Net research and development expenses were 2.6% of net sales in 2009, compared to 1.2% of net sales in 2008, and 13.2% in 2007. At December 31, 2009, $1,409,000 remained as unrecognized reductions of gross research and development expenses for these contracts. We are currently pursuing additional contracts through various government agencies, and anticipate being granted additional contracts throughout 2010.
When the government contract is for the delivery of a product or service, we recognize net sales from those government projects according to proportional performance method or actual deliveries made. Costs related to the completion of the sale are charged to cost of sales. In 2009, net sales recognized from completed deliveries were $928,000. The net sales recognized for completed deliveries of products or services were $1,670,000 in 2008 and $542,000 in 2007. For further information on our revenue recognition policy, please refer to “Critical Accounting Policies and Estimates” within this section of the report.
Net credits received from government reimbursement are the combination of net sales and credits against gross research and development costs. In 2009, our net credits were $1,690,000, compared to $2,565,000 in 2008 and $1,059,000 in 2007.
The gross and net research and development spending along with credits from government contracts is shown in the following table (in thousands):

	Year ending December 31,
	2009	2008	2007
Gross R&D Expense and Government Reimbursement:
Gross expenses for research and development	$1,081	$1,132	$3,128
Deduct: incurred and accrued credits from government contracts	(762)	(895)	(517)

Net research and development expenses	$319	$237	$2,611

Total Credits Received and Revenue Recognized on Government Projects:
Incurred and accrued credits from government contracts	$762	$895	$517
Revenue recognized for completed deliveries	928	1,670	542

Net credits received and revenue recognized	$1,690	$2,565	$1,059

Sales and Marketing
Sales and marketing expenses were $6,044,000 in 2009, compared to $8,081,000 in 2008, a decrease of 25.2%. In 2009, sales and marketing expenses for pool lighting amounted to $1,032,000, or 17.1% of total sales and marketing cost, whereas sales and marketing expense for commercial lighting was $5,012,000, or 82.9% of total marketing costs. The decrease in 2009 was primarily a result of a $496,000 decrease in salaries and benefits, a $342,000 decrease in advertising and trade show expenses, a $160,000 decrease in sales commissions as a result of lower period-over-period sales, as well as management’s efforts to reduce costs.
In 2008, sales and marketing expenses were $8,081,000, a decrease of 1.8% compared to the $8,227,000 in 2007. In 2008, sales and marketing expenses for pool lighting amounted to $2,149,000, or 26.6% of total sales and marketing cost, whereas sales and marketing expense for commercial lighting was $5,932,000, or 73.4% of total marketing costs. In 2007, sales and marketing expenses for pool lighting amounted to $2,677,000, or 32.5% of total sales and marketing cost, whereas sales and marketing expense for commercial lighting was $5,550,000, or 67.5% of total marketing costs.

General and Administrative
General and administrative expenses were 42.7% of net sales in 2009, compared to 27.2% of net sales in 2008, and 25.4% of net sales in 2007. General and administrative expenses were $5,333,000 in 2009, a 2.0% decrease, as compared to $5,443,000 in 2008. This decrease was largely the result of an $114,000 decrease in salaries and benefits. Excluding one-time expenses of $434,000 associated with the acquisition of SRC, general and administrative expenses for 2009 were $4,899,000, which represents a decrease of 10.0% from 2008 levels.
General and administrative expenses were $5,443,000 in 2008, an 8.5% increase, as compared to $5,015,000 in 2007. This increase was largely the result of a $514,000 increase in salaries and benefits due to the May 2008 appointment of our new Chief Executive Officer as well as the reclassification of certain executives’ salaries and expenses out of manufacturing and research and development.
In the fourth quarter of 2008, as a result of our annual test for impairment required under Accounting Standards Codification (“ASC”) Number 350, Intangibles—Goodwill and Others (“ASC 350”), and based on an assessment of its present and future operations, we recognized a non-cash expense of $4,305,000 for the impairment of our goodwill. Of this amount, $3,195,000 relates to continuing operations. The goodwill was originally recorded at the time of the acquisitions of Fiber Optic International, Crescent Lighting Limited, LBM, Unison Fiber Optic Lighting Systems, and Lightly Expressed Limited. As of December 31, 2009, we have no remaining goodwill on our books related to these acquisitions. As of December 31, 2009, we have $672,000 of goodwill on our books related to the recent acquisition of SRC in Nashville, Tennessee. There was no impairment of goodwill in 2009 and 2007.
We recognized restructuring expenses of $125,000 and $456,000 for 2009 and 2007, respectively. For both years, these expenses were associated with relocating our manufacturing equipment and operations. We incurred no restructuring expense during 2008.
Excluding restructuring expenses of $125,000 in 2009, total operating expenses decreased $2,065,000, or 15.0% from 2008. Excluding the non-cash loss on impairment charge from continuing operations of $3,195,000 in 2008 and the $456,000 restructuring expenses for 2007, total operating expenses decreased $2,092,000, or 13.2%, from 2007 levels.
Other Income and Expenses
We had interest income of $15,000 and interest expense of $88,000 in 2009. Interest income consists of interest earned on deposits. Interest expense is for bank interest on our line of credit and equipment loans. Our interest income was $181,000 in 2008, compared to $564,000 in 2007. Our interest expense was $163,000 in 2008, compared to $259,000 in 2007.
We have certain long-term leases. Payments due under these leases are disclosed below and in Note 10 in the Consolidated Financial Statements and related notes included elsewhere in this report.
Discontinued Operations
As part of our strategy of evaluating the viability of our non-core businesses and our aggressive pursuit of capital funding, we determined that our German subsidiary was not directly aligned with our objective to become a leading provider of turnkey, comprehensive energy-efficient lighting solutions. Therefore, in the third quarter of 2009, we committed to a plan to sell our German subsidiary, LBM.
In December 2009, we completed the sale of our ownership in LBM for $225,000 comprised of cash and a promissory note. Furthermore, we will receive an earn out equal to ten percent (“10%”) of post-acquisition, pre-amortization, pre-tax profit for a period of 24 months commencing January, 2010. Excluding this earn out, we recorded a loss on disposal of subsidiary of $664,000. As part of this transaction, the purchaser assumed all rights to both tangible and intangible assets as well as all of the liabilities of LBM.
Net sales from discontinued operations for 2009, 2008 and 2007 were $1,462,000, $2,787,000 and $3,109,000, respectively. Losses from discontinued operations, net of taxes were $1,201,000, $1,775,000, and $330,000 for the years 2009, 2008 and 2007, respectively. Included in the loss from discontinued operations, net of taxes for 2009 was the loss on the sale of LBM of $664,000, and an impairment charge of $165,000 that arose when the office building owned by LBM was sold during the restructuring of LBM into a sales office. For 2008, loss from discontinued operations, net of taxes included a $1,110,000 non-cash expense for the impairment of goodwill as a result of our annual test for impairment required under ASC 350, and based on an assessment of its present and future operations.
We have reported the business described above as discontinued operations for all periods presented. For further information about discontinued operations, see Note 4 to the Consolidated Financial Statements.

Income Taxes
We have a full valuation allowance against our United States deferred tax assets. The net deferred tax assets for 2009 amounted to $11,000 and were for our United Kingdom subsidiary, which reported income in 2009 and has been profitable prior to 2007. We had no net deferred liabilities at December 31, 2009 or December 31, 2008. There were no Federal tax expenses for the United States operations in 2008, as any expected benefits were offset by an increase in the valuation allowance.
For 2008, we had a full valuation allowance against our United States and German deferred tax assets. The net deferred tax assets for 2008 amounted to $15,000 and were for our United Kingdom subsidiary, which reported income in 2008 and has been profitable prior to 2007. The income tax benefit from the United States operations for 2008 related to the reversal of the 2007 deferred tax liability of $252,000 for goodwill as a result of the book impairment. There were no Federal tax expenses for the United States operations in 2008, as any expected benefits were offset by an increase in the valuation allowance. A tax provision of $2,000 was recorded for our United Kingdom operation, and no tax benefits were recorded for the 2008 German operations loss.
For 2007, we had a full valuation allowance against our deferred tax assets in the United States and Germany. There was a tax expense of $13,000 for our United Kingdom operations in 2007. There were no tax expenses or benefits for our German operations. In 2007, all expected benefits were offset by an increase in our valuation allowance. We had a tax expense of $177,000 in the United States, resulting from a tax liability associated with tax treatment for goodwill.
Net Loss
The net loss was $11,015,000 for 2009, a decrease of 23.8% from our net loss of $14,448,000 in 2008. Included in the 2009 net loss is total expense in the amount of $125,000 related to the relocating our manufacturing operations in the United States from Solon, Ohio to Mexico.
The net loss was $14,448,000 for 2008, an increase of 27.7% from our net loss of $11,317,000 in 2007. Included in the 2008 net loss is total expense in the amount of $1,071,000 related to our increase in slow-moving and obsolete inventory reserves. Also included in the 2008 net loss is a non-cash expense of $4,305,000 for the impairment of our goodwill. Of this amount, $3,195,000 relates to continuing operations.
Liquidity and Capital Resources
     Cash and Cash Equivalents
At December 31, 2009, our cash and cash equivalents were $1,062,000, compared to $10,568,000 at December 31, 2008. We had $715,000 in long-term borrowings as of December 31, 2009. We had $245,000 in long-term borrowings and $1,958,000 in short-term borrowings as of December 31, 2008. Cash utilization was $9,605,000 for the twelve months ended December 31, 2009, excluding $3,749,000 of cash proceeds received from the issuance of rights to purchase common stock in November, 2009, and $3,650,000 of net cash disbursements related to the acquisition of SRC and related bonding securitization, which occurred on December 31, 2009. Excluding bonding securitization, net cash disbursements related to the acquisition of SRC were $1,150,000.
In November, 2009, we received an additional $3,344,000 in equity financing, net of expenses by selling 4,813,000 shares of common stock in a registered offering. The investment was made by numerous current Energy Focus shareholders. The investment was made under our company’s registration statement for a $3,500,000 common stock subscription rights offering. Under the terms of the rights offering, we distributed, at no charge to our shareholders, transferable rights to purchase up to 3.5 million of our common stock at the established subscription price per share of $0.75, which was set by our Board of Directors. At the time the offering began, we distributed to each shareholder one transferable right for each share of common stock owned by the shareholder. Each right entitled the holder to purchase one share of our common stock, par value $0.0001 per share, subject to a maximum of 4,600,000 shares to be issued in the offering. Shareholders were entitled to subscribe for shares not subscribed for by other shareholders.
In March, 2008, we received an additional $9,335,000 in equity financing, net of expenses. The investment was made by several current Energy Focus shareholders. These investors agreed to an at-market purchase of approximately 3,184,000 units for $3.205 per unit, based on the closing bid price of Energy Focus common shares on March 13, 2008 of $3.08. Each unit comprised one share of our common stock, par value $0.0001 per share, and one warrant to purchase one share of our common stock at an exercise price of $3.08 per share. The warrants were immediately separable from the units, immediately exercisable, and will expire March 14, 2013. This additional financing has been used to fund working capital requirements and perform additional research and development.

     Cash Used in Operating Activities
Net cash used by operating activities of continuing operations primarily consists of net loss adjusted by non-cash items, including depreciation, amortization, stock-based compensation, loss on impairment, and the effect of changes in working capital. Cash decreased during 2009, by a net loss of $11,015,000, compared to net losses of $14,448,000 and $11,317,000 for 2008, and 2007, respectively. After adjustments, net cash used by continuing operating activities was $10,141,000 in 2009, compared to $5,695,000 for 2008, and $7,335,000 in 2007.
Net cash used in operating activities of discontinued operations primarily consists of net loss adjusted by non-cash items, including depreciation and the effect of changes in working capital. Cash decreased during 2009 by a net loss of $1,201,000, compared to a net loss of $1,775,000 and $330,000 for 2008 and 2007, respectively. After adjustments, net cash used by operating activities of discontinued operations was $421,000 for 2009, compared to a net cash usage of $135,000 and $167,000 for 2008 and 2007, respectively.
     Cash (Used in) Provided by Investing Activities
Net cash used in continuing investing activities was $1,682,000 for 2009. This usage primarily results from the recent acquisition of SRC. In 2009, there was a usage of cash of $182,000 for the purchase of fixed assets. There was a usage of cash of $358,000 in 2008 for the purchase of fixed assets. In 2007, the contribution of cash was $11,861,000, primarily due to net sales of short-term investments totaling $12,351,000, offset by the purchase of fixed assets of $490,000.
     Cash Provided by Financing Activities
Net cash provided by continuing financing activities was $2,352,000 for 2009, compared to $8,598,000 in 2008 and $409,000 in 2007. Proceeds from stock issuances, net of expenses, provided $3,508,000 in cash in 2009, net of expenses. Also in 2009, additional long-term borrowings of $483,000 were reduced by debt payments of $1,776,000. In 2008, proceeds from stock issuances provided $9,335,000 in cash, net of expenses, and additional bank borrowings of $802,000 were reduced by debt payments of $1,672,000. During 2007, the net cash contribution was due to our receipt of $964,000 in proceeds from the exercising of stock options, offset by debt payments of $617,000.
Net cash used in discontinued financing activities was $428,000 for 2009, compared to $105,000 in 2008 and $2,000 in 2007. This cash usage was due to payments by our German subsidiary on its line of credit of $2,474,000, and long-term bank borrowings of $294,000, offset by borrowings on its line of credit of $2,348,000.
As a result of the cash used in operating and financing activities, and the cash provided by investing activities, there was a net decrease in cash in 2009 of $9,506,000 that resulted in an ending cash balance of $1,062,000 as of December 31, 2009. This compares to a net increase in cash of $2,156,000 in 2008, resulting in an ending cash balance of $10,568,000 at the end of 2008, and a net increase in cash of $4,707,000 in 2007, resulting in an ending cash balance of $8,412,000 at the end of 2007.
Effective October 15, 2008, we entered into a one year credit agreement with Silicon Valley Bank (“SVB”) incorporating a $4,000,000 revolving line of credit which replaced all existing facilities including the United States term loans. This new line of credit included a $1,500,000 sub-limit for cash management products, letters of credit and foreign currency exchange. Under this agreement, all domestic existing term loans and revolving credit lines were repaid and funded by this new borrowing arrangement. Borrowings under this agreement were collateralized by our assets, including intellectual property, and bore interest at the SVB Prime Rate plus 1%. We were required to maintain 85% of our cash and cash equivalents in operating and investment accounts with SVB and were also required to comply with certain covenant requirements, including a tangible net worth covenant. The amount of borrowings available to the company was the lesser of $4,000,000 or the sum of up to 75% of eligible accounts receivable, as defined by the agreement, and 50% of our cash balance in deposit at SVB, capped at $1,500,000.
At December 31, 2008, we were not in compliance with the tangible net worth covenant requirement and such condition continued throughout 2009. As such, we entered into a series of loan modification and forbearance agreements (“agreements”) with effective dates ranging from January 31, 2009 through November 17, 2009. In conjunction with these agreements, the terms of our credit facility were revised culminating in a reduction to our revolving line of credit to $1,300,000 with a maturity date of October 15, 2009 and a change in the rates of interest charged throughout 2009 in the range of SVB Prime Rate plus 1.5% to 3.00%. Under this revised credit facility, we were required to maintain all of our cash and cash equivalents in operating and investment accounts with SVB and its affiliates and were also required to continue compliance with certain covenant requirements, including the tangible net worth covenant. During the third quarter of 2009, SVB informed the company that it did not intend to renew our revolving line of credit when it was set to expire on October 15, 2009. Ultimately, we were able to extend the maturity date of this credit facility to December 31, 2009 at which time we liquidated the outstanding balance of $253,000 on the line of credit. We have yet not replaced this credit facility but we are actively pursuing other potential financial resources to replace and/or compensate for the loss of the line of credit.

Borrowings under the revolving line of credit were $1,776,000 at December 31, 2008. The revolving line of credit borrowings were recorded in the consolidated balance sheets as a current liability. Available borrowings under this line of credit were $263,000 at December 31, 2008. The interest rate at the time of the liquidation of the credit facility on December 31, 2009 was 7.0% versus 5.0% at December 31, 2008.
On May 27, 2009, we entered into an unsecured Promissory Note (“Note”) with The Quercus Trust (“The Trust”) in the amount of $70,000. Under the terms of this Note, we are obligated to pay The Trust the principal sum of the Note and interest accruing at a yearly rate of 1.00% in one lump sum payment on or before June 1, 2109. We received these funds on June 9, 2009.
On December 29, 2009 and in conjunction with the acquisition of SRC, we entered into Letter of Credit Agreements (“LOC’s”) with John Davenport, President of our company, and with The Trust, for $250,000 and $300,000, respectively. These LOC’s have terms of 24 months and bear interest at a rate of 12.5% on the face amount. The LOC’s are collateralized by a percentage of the capital stock of Crescent Lighting Ltd. (“CLL”) which in turn is based on CLL’s net worth as of November 30, 2009 and is subordinated to the senior indebtedness of the company and CLL. In addition, subject to approval by shareholders at the next annual meeting, we will issue five-year, detachable penny warrants ($.01 per share) to purchase common stock at a rate of 0.5 warrants per dollar of the face amount of the LOC.
In conjunction with the acquisition of SRC on December 31, 2009, we entered into an agreement with TLC Investments, LLC (“TLC”), whereby a convertible promissory note (“Convertible Note”) was issued for the principal amount of $500,000. This Convertible Note bears interest at the Wall Street Journal Prime Rate plus two percent (2%), which along with the principal, is due and payable on June 30, 2013 (“maturity date”). Additionally, TLC has the right to convert the principal of the Convertible Note, in whole, into 500,000 shares of our common stock at any time during the period commencing on June 30, 2010 and through the maturity date. Additionally, as a provision to the Convertible Note, if the reported closing price of a share of common stock of the company shall not be equal to or greater than $2.00 for at least twenty (20) trading days between June 30, 2010 and June 30, 2013, we shall pay TLC an additional fee of $500,000 on the maturity date.
Through our United Kingdom subsidiary, we maintain a British pounds sterling-denominated bank overdraft facility with Lloyds Bank Plc, in the amount of $406,000, based on the exchange rate at December 31, 2009. There were no borrowings against this facility as of December 31, 2009 or December 31, 2008. This facility is renewed annually on January 1. The interest rate on the facility was 2.75% at December 31, 2009, and 7.25% at December 31, 2008.
Through our former German subsidiary, which has been classified as discontinued operations in our consolidated financial statements; we maintained a Euro-denominated credit facility under an agreement with Sparkasse Neumarkt Bank. This credit facility was put in place to finance the building of offices in Berching, Germany, which were owned and occupied by our former German subsidiary. In June, 2009, we paid, in its entirety, the balance due on the credit facility with proceeds received from the sale of the office building in Berching, Germany. Borrowings against this facility were valued at $299,000 at December 31, 2008 based on the exchange rate at December 31, 2008. The interest rate was 5.49% at December 31, 2008.
In addition, our former German subsidiary had a Euro-denominated revolving line of credit with Sparkasse Neumarkt Bank. At December 31, 2008, we had borrowings against this line of credit valued at $128,000 based on the exchange rate at December 31, 2008. The interest rate on this line of credit was 11.00% at December 31, 2008.
Contractual Obligations
The following summarizes our contractual obligations as of December 31, 2009, consisting of current and future payments for borrowings in the United States, and minimum lease payments under operating leases, as well as the effect that these obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	United States	Non-Cancelable
	Long-Term	Operating
Year ending December 31,	Borrowings	Leases	Total
2010	$—	$869	$869
2011	550	285	835
2012	—	58	58
2013	500	53	553
2014	—	47	47
2015 and thereafter	70	113	183

Gross long-term borrowings	1,120	1,425	2,545
Less: discounts on long-term borrowings and sublease payments	(405)	(36)	(441)

Total commitment, net	$715	$1,389	$2,104

Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of December 31, 2009 or 2008.
Going Concern
We have experienced net losses of $11,015,000 and $14,448,000 for the years ended December 31, 2009 and 2008, respectively. As of December 31, 2009, we had an accumulated deficit of $60,343,000. Although management believes that we have addressed many of the legacy issues that have historically burdened our financial performance, we still face challenges in order to reach profitability. In order for us to attain profitability and growth, we will need to successfully address these challenges, including the continuation of cost reductions throughout our organization, execution of our marketing and sales plans for our new turnkey energy-efficient lighting solutions business, continued evaluation and divestiture of non-core business product lines, and continued improvements in our supply chain performance.
Our independent public accounting firm has issued an opinion in our 2009 Annual Report on Form 10-K raising substantial doubt as to our ability to continue as a going concern. This opinion stems from our historically poor operating performance, the on-going global economic crisis, and our historical inability to generate sufficient cash flow to meet obligations and sustain operations without obtaining additional external financing. Although we are optimistic about obtaining the funding necessary for us to continue as a going concern, there can be no assurances that this objective will be successful. We are currently aggressively pursuing the following external funding sources:
•	obtain financing and/or grants available through federal, state, and/or local governmental agencies,

•	obtain financing from various financial institutions,

•	obtain financing from non-traditional investment capital organizations,

•	potential sale or divestiture of one or more operating units, and

•	obtain funding from the sale of our common stock or other equity instruments.
Obtaining financing through the above-mentioned mechanisms contains risks, including:
•	government stimulus and/or grant money is not allocated to us despite our focus on the design, development, and manufacturing of energy efficient lighting systems,

•	loans or other debt instruments may have terms and/or conditions, such as interest rate, restrictive covenants, and control or revocation provisions, which are not acceptable to management or our Board of Directors,

•	the current global economic crisis combined with our current financial condition may prevent us from being able to obtain any debt financing,

•	financing may not be available for parties interested in pursuing the acquisition of one or more of our operating units, and

•	additional equity financing may not be available to us in the current economic environment and could lead to further dilution of shareholder value for current shareholders of record.
Critical Accounting Policies and Estimates
The preparation of financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies, and the reported amounts of net sales and expenses in the financial statements. Material differences may result in the amount and timing of net sales and expenses if different judgments or different estimates were utilized. Critical accounting policies, judgments, and estimates that we believe have the most significant impact on our financial statements are set forth below:
•	Revenue recognition;

•	Allowances for doubtful accounts, returns and discounts;

•	Long-lived assets;

•	Valuation of inventories;

•	Accounting for income taxes; and

•	Share-Based compensation.

Revenue Recognition
Revenue is recognized when it is realized or realizable, has been earned, and when all of the following has occurred:
•	persuasive evidence or an arrangement exists, e.g., a sales order, a purchase order, or a sales agreement,

•	shipment has occurred, with the standard shipping term being F.O.B. ship point, or services provided on a proportional performance basis or installation have been completed,

•	price to the buyer is fixed or determinable, and

•	collectability is reasonably assured.
Revenues from our products-based business are generally recognized upon shipping based upon the following:
•	all sales made by the company to its customer base are non-contingent, meaning that they are not tied to that customer’s resale of products,

•	standard terms of sale contain shipping terms of F.O.B. ship point, meaning that title is transferred when shipping occurs, and

•	there are no automatic return provisions that allow the customer to return the product in the event that the product does not sell within a defined timeframe.
Revenues from our products-based business that incorporate specifically-defined installation services have historically been recognized as follows:
•	product sale at completion of installation, and

•	installation service at completion of installation.
For 2010, revenues from our lighting solutions-based business will generally be larger contracts and may range from three to eighteen months in duration. Furthermore, these contracts generally contain multiple deliverables which entitle us to record revenue associated with each element of these contracts based upon that individual element’s fair value or percentage-of-completion basis based upon the percentage of costs incurred. Fair value is generally defined as the price charged for that element that has value to the customer on a stand-alone basis. The elements of a multiple deliverables contract which would have value on a stand-alone basis include:
•	comprehensive site assessment, which includes a review of the current lighting requirements and energy usage at the customer’s facility,

•	site field verification, where we perform a test implementation of our energy management system at a customer’s facility upon request,

•	utility incentive and government subsidy management, where we assist our customers in identifying, applying for and obtaining available utility incentives or government subsidies,

•	engineering design, which involves designing a customized system to suit our customer’s facility lighting and energy management needs, and providing the customer with a written analysis of the potential energy savings and lighting and environmental benefits associated with the designed system,

•	project management, which involves our working with the electrical contractor in overseeing and managing all phases of implementation from delivery through installation for a single facility or through multi-facility roll-outs tied to a defined project schedule,

•	installation services, which we provide through our national network of qualified third-party installers, and

•	recycling in connection with our retrofit installations, where we remove, dispose of and recycle our customer’s legacy lighting fixtures.
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

In 2009, the total allowance was $395,000, with $317,000 related to accounts receivable and $78,000 related to sales returns. In 2008, the total allowance had a balance of $486,000 with $356,000 related to accounts receivable and $130,000 related to sales returns.
We review these allowance accounts periodically and adjust them accordingly for current conditions.
Long-lived Assets
Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business acquisitions. We evaluate goodwill for impairment at least annually. Evaluating goodwill for impairment involves a two-step process. The first step is to estimate the fair value of the reporting unit. There are several valuation methods for estimating a reporting unit’s fair value, including market quotations and discounted projected future net earnings or net cash flows and multiples of earnings. If the carrying amount of a reporting unit, including goodwill, exceeds the estimated fair value, a second step is performed. Under the second step, the identifiable assets, including identifiable intangible assets and liabilities of the reporting unit are estimated at fair value as of the current testing date. The excess of the estimated fair value of the reporting unit over the estimated fair value of net assets establishes the implied value of goodwill. The excess of the recorded goodwill over the implied value is charged to earnings as an impairment loss. A significant amount of judgment is required in estimating fair value of the reporting unit and performing these tests.
As a result of our testing, in the fourth quarter of 2008, we recorded a non-cash impairment charge for goodwill of $4,305,000, which represented the entire carrying value of goodwill at December 31, 2008. Of this amount, $3,195,000 relates to continuing operations. As of December 31, 2009, we had $672,000 of goodwill recorded on our Consolidated Financial Statements related to the December 31, 2009 acquisition of SRC. We engaged an independent third-party expert to assist in the allocation of the excess purchase price to the various specific separately identifiable intangible assets, including goodwill.
Valuation of Inventories
We state inventories at the lower of standard cost (which approximates actual cost determined using the first-in-first-out method) or market. We establish provisions for excess and obsolete inventories after evaluation of historical sales, current economic trends, forecasted sales, product lifecycles, and current inventory levels. During 2009, 2008, and 2007, we charged $533,000, $1,503,000, and $677,000, respectively, to cost of sales for excess and obsolete inventories. Included in 2008 is total expense in the amount of $1,071,000 related to our modification of the definition of slow-moving and obsolete inventory reserve. Management deems this increase appropriate as technology developments within the lighting industry continues to accelerate. Adjustments to our estimates, such as forecasted sales and expected product lifecycles, could harm our operating results and financial position.
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
Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets. At December 31, 2009, we have recorded a full valuation allowance against our deferred tax assets in the United States and Germany, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward. The valuation allowance is based upon our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable.
Share-Based Payments
In December 2004, the FASB issued ASC Number 718, Compensation — Stock Compensation (“ASC 718”). ASC 718 requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees. We have applied ASC 718 using the modified prospective method. Under this method, we are required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In March, 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment” (SAB 107), which provides interpretive guidance related to the interaction between ASC 718 and certain SEC rules and regulations. It also provides the SEC staff’s views regarding valuation of share based payment arrangements. The application of ASC 718 with SAB 107 had the effect of increasing stock-based compensation expense and reducing earnings by $624,000 in 2009, $715,000 in 2008, and $877,000 in 2007.

We measure all employee stock-based awards as an expense based on the grant-date fair value of these awards. The fair value of options is estimated on the date of grant using the Black-Scholes option pricing model. Weighted average assumptions used in the model include the expected life of the options, risk-free interest rate, and volatility. The estimated expected life of the option is calculated based on the contractual life of the option, the vesting life of the option, and historical exercise patterns of vested options. The volatility estimates are calculated using historical pricing experience.
Recently Issued Accounting Pronouncements
In January, 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-02, Consolidation (Topic 810) — Accounting and Reporting for Decreases in Ownership of a Subsidiary — A Scope Clarification. ASU 2010-02 clarifies the scope of the decrease in ownership provisions of Subtopic 810 and expands disclosure requirements about deconsolidation of a subsidiary or de-recognition of a group of assets. ASU 2010-02 is effective beginning in the first interim of annual reporting period ending on or after December 15, 2009. The adoption of ASU 2010-02-02 did not have an impact on our consolidated financial statements.
In October, 2009, the FASB issued ASU 2009-013, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements. ASU 2009-13 revises certain accounting for revenue arrangements with multiple deliverables. In particular, when vendor specific objective evidence or third-party evidence for deliverables in an arrangement cannot be determined, ASU 2009-13 allows use of a best estimate of the selling price to allocate the arrangement consideration among them. ASU 2009-13 is effective for the first quarter of 2011, with early adoption permitted. We do not expect that the adoption of ASU 2009-13 will have a material impact on our consolidated financial statements.
In August, 2009, the FASB issued ASU 2009-05, an amendment to Accounting Standards Codification (“ASC”) 820-10, Fair Value Measurements and Disclosures — Overall for measuring liabilities at fair value. ASU 2009-05 provides clarification that in certain circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain other valuation techniques. The guidance provided in this ASU is effective for the first reporting period beginning after issuance. This ASU had no impact on our consolidated financial statements.
In June, 2009, the FASB issued ASU 2009-01, Generally Accepted Accounting Principles (Topic 105) which amends the FASB ASC for the issuance of FASB Statement No. 168 “The FASB Accounting Standards Codification on the Hierarchy of Generally Accepted Accounting Principles”. This statement establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.
In December, 2007, the FASB issued ASC Topic 805, Business Combinations. The pronouncement requires the acquiring entity in a business combination to recognize only the assets acquired and liabilities assumed in a transaction (e.g., acquisition costs must be expensed when incurred), establishes the fair value at the date of acquisition as the initial measurement for all assets acquired and liabilities assumed, and requires expanded disclosures. ASC 805 is in effect for fiscal years beginning after December 15, 2008 (January 1, 2009, for our company). The adoption of ASC 805 did not have a material impact on our consolidated financial statements.
In December, 2007, the FASB issued ASC Topic 810, Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51. The pronouncement requires all entities to report non-controlling (minority) interests in subsidiaries as a component of shareholders’ equity. ASC 810 is in effect for fiscal years beginning after December 15, 2008 (January 1, 2009, for our company). The adoption of ASC 810 did not have a material impact on our consolidated financial statements.

Item 7A.	Qualitative and Quantitative Disclosures About Market Risk
As of December 31, 2009, we had $693,000 in cash held in foreign currencies based on the exchange rates at December 31, 2009. The balances for cash held overseas in foreign currencies are subject to exchange rate risk. We have a policy of maintaining cash balances in local currencies. Periodically, cash will be transferred in order to repay inter-company debts.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Energy Focus, Inc.
We have audited the accompanying consolidated balance sheet of Energy Focus, Inc. (a Delaware corporation) and Subsidiaries (collectively the “Company”) as of December 31, 2009, and the related consolidated statement of operations, comprehensive income (loss), shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. .
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Energy Focus, Inc. and Subsidiaries as of December 31, 2009, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
We have also audited the retrospective adjustments to the 2008 and 2007 consolidated financial statements for the operations discontinued in 2009 as discussed in Note 4 to the consolidated financial statements and the retrospective adjustments to the disclosures for changes in the composition of reportable segments in 2008 and 2007, as discussed in Note 13 to the consolidated financial statements. Our procedures with respect to the discontinued operations included (1) obtaining the Company’s underlying accounting analysis prepared by management of the retrospective adjustments for discontinued operations and comparing the retrospectively adjusted amounts per the 2008 and 2007 financial statements to such analysis, (2) comparing previously reported amounts to the previously issued financial statements for such years, (3) testing the mathematical accuracy of the accounting analysis, and (4) on a test basis, comparing the adjustments to retrospectively adjust the financial statements for discontinued operations to the Company’s supporting documentation. Our procedures with respect to the changes in segments included (1) comparing the adjustment amounts of segment revenues, operating income, and assets to the Company’s underlying analysis and (2) testing the mathematical accuracy of the reconciliations of segment amounts to the consolidated financial statements. In our opinion, such retrospective adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2008 and 2007 consolidated financial statements of the Company other than with respect to the retrospective adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2008 and 2007 consolidated financial statements taken as a whole.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company incurred a net loss of $11,015,000 during the year ended December 31, 2009, negative cash flows from operations of $10,562,000 and, the Company’s cash on-hand was only $1,062,000 as of December 31, 2009. In addition, as discussed in Note 9, the Company’s line of credit came due in 2009, and the Company has not obtained any financing on a long-term basis. These factors, among others, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ Plante & Moran, PLLC
Cleveland, Ohio
March 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Energy Focus, Inc.
We have audited, before the effects of the retrospective adjustments for the discontinued operations discussed in Note 4 and the retrospective adjustments for the change in the composition of reportable segments discussed in Note 13, the consolidated balance sheet of Energy Focus, Inc. (a Delaware corporation) and subsidiaries (collectively the “Company”) as of December 31, 2008 and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for the years ended December 31, 2008 and 2007 (the 2008 and 2007 financial statements before the effects of the adjustments discussed in Note 4 are not presented herein). Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15 (a)(2). These 2008 and 2007 financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above, which are before the effects of the retrospective adjustments for the discontinued operations in Note 4 and the retrospective adjustments for the change in the composition of reportable segments discussed in Note 13, present fairly, in all material respects, the financial position of Energy Focus, Inc. and subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for the years ended December 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements as a whole, presents fairly, in all material respects, the information set forth therein.
We were not engaged to audit, review, or apply any procedures to the retrospective adjustments for the discontinued operations discussed in Note 4 and the retrospective adjustments for the change in the composition of reportable segments discussed in Note 13 and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company incurred a net loss of $14,448,000 during the year ended December 31, 2008, negative cash flows from operations of $5,830,000 and, the Company’s cash on-hand was $10,568,000 as of December 31, 2008. In addition as discussed in Note 9, the Company’s line of credit is due in 2009. These factors, among others, as discussed in Note 2 to the financial statements raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ GRANT THORNTON LLP
Cleveland, Ohio
March 30, 2009

ENERGY FOCUS, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31,
(amounts in thousands except share and per share amounts)

	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$1,062	$10,568
Accounts receivable trade, net of allowances for doubtful accounts of $317 in 2009 and $356 in 2008	2,922	2,617
Inventories, net	3,770	5,539
Prepaid and other current assets	509	310

Total current assets	8,263	19,034

Fixed assets, net	3,091	4,459
Goodwill, net	672	—
Intangible assets, net	2,750	—
Collateralized assets	2,500	—
Other assets	102	143

Total assets	$17,378	$23,636

LIABILITIES
Current liabilities:
Accounts payable	$1,677	$2,770
Accrued liabilities	1,854	1,602
Deferred revenue	295	191
Credit line borrowings	—	1,904
Current portion of long-term borrowings	—	54

Total current liabilities	3,826	6,521

Other deferred liabilities	149	81
Acquisition-related contingent liabilities	1,183	—
Long-term borrowings	715	245

Total liabilities	5,873	6,847

SHAREHOLDERS’ EQUITY
Preferred stock, par value $0.0001 per share:
Authorized: 2,000,000 shares in 2009 and 2008 Issued and outstanding: no shares in 2009 and 2008	—	—
Common stock, par value $0.0001 per share:
Authorized: 30,000,000 shares in 2009 and 2008 Issued and outstanding: 21,250,000 in 2009 and 14,835,000 in 2008	1	1
Additional paid-in capital	71,373	65,865
Accumulated other comprehensive income	474	251
Accumulated deficit	(60,343)	(49,328)

Total shareholders’ equity	11,505	16,789

Total liabilities and shareholders’ equity	$17,378	$23,636

The accompanying notes are an integral part of these financial statements.

ENERGY FOCUS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31,
(amounts in thousands except per share amounts)

	2009	2008	2007
Net sales	$12,489	$20,032	$19,761
Cost of sales	10,449	15,926	14,704

Gross profit	2,040	4,106	5,057

Operating expenses:
Research and development	319	237	2,611
Sales and marketing	6,044	8,081	8,227
General and administrative	5,333	5,443	5,015
Loss on impairment	—	3,195	—
Restructuring	125	—	456

Total operating expenses	11,821	16,956	16,309

Loss from operations	(9,781)	(12,850)	(11,252)

Other income (expense):
Other (expense) income	47	(91)	150
Interest (expense) income	(73)	18	305

Loss from continuing operations before income taxes	(9,807)	(12,923)	(10,797)

(Provision for) benefit from income taxes	(7)	250	(190)

Net loss from continuing operations	$(9,814)	$(12,673)	$(10,987)

Discontinued operations:

Loss before income taxes of discontinued operations, including loss on disposal of discontinued operations of $664,000 in 2009	(1,201)	(1,775)	(329)

Provision for income taxes	—	—	(1)

Loss from discontinued operations	(1,201)	(1,775)	(330)

Net loss	$(11,015)	$(14,448)	$(11,317)

Net loss per share — basic and diluted	$(0.70)	$(1.02)	$(0.98)

Shares used in computing net loss per share - basic and diluted	15,763	14,182	11,500

The accompanying notes are an integral part of these financial statements.

ENERGY FOCUS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the years ended December 31,
(amounts in thousands)

	2009	2008	2007
Net loss	$(11,015)	$(14,448)	$(11,317)

Other comprehensive income (loss):
Foreign currency translation adjustments	223	(564)	283
Net unrealized loss on securities	—	—	(69)

Comprehensive loss	$(10,792)	$(15,012)	$(11,103)

The accompanying notes are an integral part of these financial statements.

ENERGY FOCUS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31, 2009, 2008, and 2007
(amounts in thousands)

				Accumulated	Retained
			Additional	Other	Earnings
	Common Stock		Paid-in	Comprehensive	(Accumulated
	Shares	Amount	Capital	Income	Deficit)	Total
Balances, December 31, 2006	11,394	$1	$53,841	$601	$(23,563)	$30,880

Exercise of common stock warrants	86		295			295

Exercise of common stock options	140		651			651
Issuance of common stock under employee stock option purchase plan	3		18			18
Stock-based compensation			877			877

Net unrealized gain on securities				(69)		(69)
Foreign currency translation adjustment				283		283
Net loss					(11,317)	(11,317)

Balances, December 31, 2007	11,623	$1	$55,682	$815	$(34,880)	$21,618

Private investment public equity, net of expenses	3,184		9,335			9,335

Exercise of common stock options	23		126			126
Issuance of common stock under employee stock option purchase plan	5		7			7
Stock-based compensation			715			715
Foreign currency translation adjustment				(564)		(564)
Net loss					(14,448)	(14,448)

Balances, December 31, 2008	14,835	$1	$65,865	$251	$(49,328)	$16,789

Issuance of common stock under Rights Offering	5,168		3,344			3,344
Issuance of common stock	228		153			153
Issuance of common stock under employee stock option purchase plan	19		11			11
Issuance of common stock for acquisition of subsidiary	1,000		1,239			1,239
Stock-based compensation			624			624
Warrants issued for financing			137			137
Foreign currency translation adjustment				223		223
Net loss					(11,015)	(11,015)

Balances, December 31, 2009	21,250	$1	$71,373	$474	$(60,343)	$11,505

The accompanying notes are an integral part of these financial statements.

ENERGY FOCUS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,
(amounts in thousands)

	2009	2008	2007
Cash flows from operating activities:
Net loss	$(11,015)	$(14,448)	$(11,317)
Less: loss from discontinued operations	(1,201)	(1,775)	(330)

Net loss from continuing operations	(9,814)	(12,673)	(10,987)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Loss on impairment	—	3,195	—
Depreciation	987	1,151	1,144
Stock-based compensation	624	715	877
Provision for doubtful accounts receivable	45	(52)	337
Unrealized loss from marketable securities	—	—	69
Deferred taxes	—	(255)	177
Deferred revenue	104	(52)	244
Loss on disposal of fixed assets	44	—	—
Changes in assets and liabilities:
Accounts receivable, inventories, and other assets	(906)	1,374	2,811
Accounts payable and accrued liabilities	(1,225)	902	(2,007)

Total adjustments	(327)	6,978	3,652

Net cash used by continuing operations	(10,141)	(5,695)	(7,335)
Net cash used in discontinued operations	(421)	(135)	(167)

Net cash used in operating activities	(10,562)	(5,830)	(7,502)

Cash flows from investing activities:
Sale of short-term investments	—	—	49,441
Purchase of short-term investments	—	—	(37,090)
Cash paid for acquisition of subsidiary	(1,500)	—	—
Acquisition of fixed assets	(182)	(358)	(490)

Net cash (used in) provided by continuing investing activities	(1,682)	(358)	11,861
Net cash provided by (used by) discontinued investing activities	765	(37)	(19)

Net cash (used in) provided by investing activities	(917)	(395)	11,842

Cash flows from financing activities:
Cash proceeds from issuances of common stock, net	3,508	9,335	—
Cash proceeds from exercise of stock options	—	133	964
Cash proceeds from notes payable, net	137	—	—
Net payments on credit line borrowings	(1,776)	802	(27)
Net borrowing/(payments) on short and long-term bank borrowings	483	(1,672)	(590)
Other liabilities	—	—	62

Net cash provided by continuing financing activities	2,352	8,598	409
Net cash used in discontinued financing activities	(428)	(105)	(2)

Net cash provided by financing activities	1,924	8,493	407

Effect of exchange rate changes on cash	49	(112)	(40)

Net (decrease) increase in cash and cash equivalents	(9,506)	2,156	4,707
Cash and cash equivalents at beginning of year	10,568	8,412	3,705

Cash and cash equivalents at end of year	$1,062	$10,568	$8,412

Continued on following page

ENERGY FOCUS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,
(amounts in thousands)

	2009	2008	2007
Supplemental Information
Interest paid:	$98	$198	$334
Non-cash investing and financing activities:
Fully depreciated assets disposed of	$1,149	$35	$205
The company purchased all of the members’ interest of Stones River Companies, LLC for $1,500. In conjunction with the acquisition, liabilities were incurred and common stock was issued as follows:
Fair value of assets acquired	$4,700	$—	$—
Cash paid for the members’ interest	(1,500)	—	—

Liabilities incurred and common stock issued	3,200	—	—

The accompanying notes are an integral part of these financial statements.

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008, and 2007
     1. Nature of Operations
Energy Focus, Inc. and its subsidiaries (“the company”) engage in the design, development, manufacturing, marketing, and installation of energy-efficient lighting systems where the company serves two principal markets: commercial/industrial lighting and pool lighting. In 2009, the company further evolved its business strategy to include providing its customers with turnkey, comprehensive energy-efficient lighting solutions, which use, but are not limited to, its patented and proprietary technology. The company’s solutions include light-emitting diode (“LED”), ceramic metal halide (“CMH”), fiber optic (“EFO”), high-intensity discharge (“HID”), and other highly energy-efficient lighting technologies. Typical savings of the company’s current technology approximates 80% in electricity costs, while providing full-spectrum light closely simulating daylight colors. The company’s strategy also incorporates continued investment into the research of new and emerging energy sources including, but not limited to, solar energy.
     2. Summary of Significant Accounting Policies
The significant accounting policies of Energy Focus, which are summarized below, are consistent with generally accepted accounting principles and reflect practices appropriate to the business in which it operates.
          Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates include, but are not limited to, the establishment of reserves for accounts receivable, sales returns, inventory obsolescence, and warranty claims; the useful lives for property, equipment, and intangible assets; and stock-based compensation. In addition, estimates and assumptions associated with the determination of fair value of financial instruments and evaluation of goodwill and long-lived assets for impairment requires considerable judgment. Actual results could differ from those estimates.
          Reclassifications
Certain prior year amounts have been reclassified within the Consolidated Financial Statements to be consistent with the current year presentation.
          Basis of Presentation
The Consolidated Financial Statements (“financial statements”) include the accounts of the company and its subsidiaries, Stones River Companies, LLC (“SRC”) in Nashville, Tennessee, and Crescent Lighting Limited (“CLL”) located in the United Kingdom. LBM Lichtleit-Fasertechnik (“LBM”) located in Berching, Germany, was sold in December, 2009 and is included in discontinued operations. All significant inter-company balances and transactions have been eliminated.
          Going Concern
The company has experienced net losses of $11,015,000 and $14,448,000 for the years ended December 31, 2009 and 2008, respectively. As of December 31, 2009, the company had an accumulated deficit of $60,343,000. Although management believes that it has addressed many of the legacy issues that have historically burdened the company’s financial performance, the company still faces challenges in order to reach profitability. In order for the company to attain profitability and growth, it will need to successfully address these challenges, including the continuation of cost reductions throughout its organization, execution of its marketing and sales plans for its new turnkey energy-efficient lighting solutions business, continued evaluation and divestiture of non-core business product lines, and continued improvements in its supply chain performance.

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008, and 2007
The company’s independent public accounting firm has issued an opinion in the company’s 2009 Annual Report on Form 10-K raising substantial doubt as to the company’s ability to continue as a going concern. This opinion stems from the company’s historical poor operating performance, the on-going global economic crisis, and the company’s historical inability to generate sufficient cash flow to meet obligations and sustain operations without obtaining additional external financing. Although the company is optimistic about obtaining the funding necessary for it to continue as a going concern, there can be no assurances that this objective will be successful. The company is currently aggressively pursuing the following external funding sources:
•	obtain financing and/or grants available through federal, state, and/or local governmental agencies,

•	obtain financing from various financial institutions,

•	obtain financing from non-traditional investment capital organizations,

•	potential sale or divestiture of one or more operating units, and

•	obtain funding from the sale of our common stock or other equity instruments.
Obtaining financing through the above-mentioned mechanisms contains risks, including:
•	government stimulus and/or grant money is not allocated to us despite our focus on the design, development, and manufacturing of energy efficient lighting systems,

•	loans or other debt instruments may have terms and/or conditions, such as interest rate, restrictive covenants, and control or revocation provisions, which are not acceptable to management or our Board of Directors,

•	the current global economic crisis combined with our current financial condition may prevent us from being able to obtain any debt financing,

•	financing may not be available for parties interested in pursuing the acquisition of one or more of our operating units, and

•	additional equity financing may not be available to us in the current economic environment and could lead to further dilution of shareholder value for current shareholders of record.
          Revenue Recognition
Revenue is recognized when it is realized or realizable, has been earned, and when all of the following has occurred:
•	persuasive evidence or an arrangement exists, e.g., a sales order, a purchase order, or a sales agreement,

•	shipment has occurred, with the standard shipping term being F.O.B. ship point, or services provided on a proportional performance basis or installation have been completed,

•	price to the buyer is fixed or determinable, and

•	collectability is reasonably assured.
Revenues from our products-based business are generally recognized upon shipping based upon the following:
•	all sales made by the company to its customer base are non-contingent, meaning that they are not tied to that customer’s resale of products,

•	standard terms of sale contain shipping terms of F.O.B. ship point, meaning that title is transferred when shipping occurs, and

•	there are no automatic return provisions that allow the customer to return the product in the event that the product does not sell within a defined timeframe.
Revenues from our products-based business that incorporate specifically-defined installation services have historically been recognized as follows:
•	product sale at completion of installation, and

•	installation service at completion of installation.

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008, and 2007
For 2010, revenues from our lighting solutions-based business will generally be larger contracts and may range from three to eighteen months in duration. Furthermore, these contracts generally contain multiple deliverables which entitle us to record revenue associated with each element of these contracts based upon that individual element’s fair value or percentage-of-completion basis based upon the percentage of costs incurred. Fair value is generally defined as the price charged for that element that has value to the customer on a stand-alone basis. The elements of a multiple deliverables contract which would have value on a stand-alone basis include:
•	comprehensive site assessment, which includes a review of the current lighting requirements and energy usage at the customer’s facility,

•	site field verification, where we perform a test implementation of our energy management system at a customer’s facility upon request,

•	utility incentive and government subsidy management, where we assist our customers in identifying, applying for and obtaining available utility incentives or government subsidies,

•	engineering design, which involves designing a customized system to suit our customer’s facility lighting and energy management needs, and providing the customer with a written analysis of the potential energy savings and lighting and environmental benefits associated with the designed system,

•	project management, which involves our working with the electrical contractor in overseeing and managing all phases of implementation from delivery through installation for a single facility or through multi-facility roll-outs tied to a defined project schedule,

•	installation services, which we provide through our national network of qualified third-party installers, and

•	recycling in connection with our retrofit installations, where we remove, dispose of and recycle our customer’s legacy lighting fixtures.
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
          Cash Equivalents
The company considers all highly liquid investments purchased with original maturity of three months or fewer to be cash equivalent. The company has $367,000 in cash on deposit with Silicon Valley Bank in the United States as of December 31, 2009. The remaining cash of the company is on deposit with a European bank in the United Kingdom.
          Inventories
The company states inventories at the lower of standard cost (which approximates actual cost determined using the first-in-first-out method) or market. The company establishes provisions for excess and obsolete inventories after evaluation of historical sales, current economic trends, forecasted sales, product lifecycles, and current inventory levels. Charges to cost of sales for excess and obsolete inventories amounted to $533,000, $1,503,000, and $677,000 in 2009, 2008, and 2007, respectively.
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
December 31, 2009, 2008, and 2007
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
Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against such deferred tax assets. At December 31, 2009, the company has a full valuation allowance against deferred tax assets in the United States due to uncertainties related to its ability to utilize those deferred tax assets. The valuation allowance is based on estimates of taxable income by jurisdiction and the periods over which its deferred tax assets could be recoverable.
          Collateralized Assets
The company maintains $2,500,000 of cash securitization related to the company’s $10,000,000 surety bonding program associated with the acquisition of SRC. This cash is secured for a period of not less than 24 months, unless the company is able to provide sufficient alternative means of securitization satisfactory to the surety carrier.
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
Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business acquisitions. The company evaluates goodwill for impairment at least annually. Evaluating goodwill for impairment involves a two-step process. The first step is to estimate the fair value of the reporting unit. There are several valuation methods for estimating a reporting unit’s fair value, including market quotations and discounted projected future net earnings or net cash flows and multiples of earnings. If the carrying amount of a reporting unit, including goodwill, exceeds the estimated fair value, a second step is performed. Under the second step, the identifiable assets, including identifiable intangible assets and liabilities of the reporting unit are estimated at fair value as of the current testing date. The excess of the estimated fair value of the reporting unit over the estimated fair value of net assets establishes the implied value of goodwill. The excess of the recorded goodwill over the implied value is charged to earnings as an impairment loss. A significant amount of judgment is required in estimating fair value of the reporting unit and performing these tests.
As a result of the company’s testing, in the fourth quarter of 2008, the company recorded a non-cash impairment charge for goodwill of $4,305,000, which represented the entire carrying value of goodwill at December 31, 2008. Of this amount, $3,195,000 relates to continuing operations. As of December 31, 2009, the company had $672,000 of goodwill recorded on its Consolidated Financial Statements related to the December 31, 2009 acquisition of SRC. The company engaged an independent third-party expert to assist in the allocation of the purchase price to the various specific separately identifiable intangible assets, including goodwill, which is described more fully in Note 3.
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

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008, and 2007
          Certain Risks and Concentrations
The company invests its excess cash in demand deposits and high-grade short-term securities with a major financial institution that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 and the Securities Investor Protection Corporation (“SIPC”) up to $500,000 of primary net equity protection including $100,000 for claims for cash. At times, the company’s cash balances exceed the amounts insured by the FDIC. As of December 31, 2009, the company does not have any short-term securities investments. The company has not experienced any losses in such accounts and believes that it is not exposed to significant risk of loss.
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
At December 31, 2009, two customers accounted for 43.0% of the net accounts receivable, and one customer accounted for 12.8% of the net accounts receivable at December 31, 2008. For the years ended December 31, 2009, 2008 and 2007, no single customer accounted for more than 10% of net sales.
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
          Research and Development
Research and development expenses include salaries, contractor and consulting fees, supplies and materials, as well as costs related to other overhead such as depreciation and facilities costs. Research and development costs are expensed as they are incurred. The company’s research and development expenses are reduced on a proportional performance basis under Defense Advanced Research Projects Agency (“DARPA”) Small Business Innovation Research (“SBIR”) development contracts. In 2007, SBIR contracts were signed totaling $1,500,000 to be reimbursed over a two-year recovery period. During 2009, additional SBIR contracts were signed totaling $1,707,000 to be reimbursed through July, 2010. At December 31, 2009, $1,409,000 remained as unrecognized reductions of gross research and development expenses for these contracts. The company is currently pursuing additional contracts through various government agencies, and anticipates being granted additional contracts during 2010.
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

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008, and 2007
A reconciliation of the numerator and denominator of basic and diluted loss per share is provided as follows (in thousands, except per share amounts):

	Years ended December 31,
	2009	2008	2007
Numerator — basic and diluted loss per share:
Net loss	$(11,015)	$(14,448)	$(11,317)

Denominator — basic and diluted loss per share:
Weighted average shares outstanding	15,763	14,182	11,500

Basic and diluted net loss per share	$(0.70)	$(1.02)	$(0.98)

Options and warrants to purchase approximately 6,159,000 shares, 5,329,000 shares, and 1,547,000 shares of common stock were outstanding at December 31, 2009, 2008, and 2007, respectively, but were not included in the calculation of diluted loss per share because their inclusion would have been anti-dilutive.
          Stock-Based Compensation
The company accounts for stock-based compensation following Auditing Standards Codification (“ASC”) Topic Number 718, Compensation — Stock Compensation (“ASC 718”). ASC 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The statement requires entities to recognize compensation expense for awards of equity instruments to employees based on grant-date fair value of those awards (with limited exceptions). ASC 718 also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow rather than as an operating cash flow as prescribed under the prior accounting rules. For the years ended December 31, 2009, 2008, and 2007, the company recorded compensation expense of $624,000, $715,000, and $877,000, respectively. At December 31, 2009, the company had unamortized compensation expense of $888,000. The remaining weighted average life is approximately 1.7 years as of December 31, 2009. These costs will be charged to expense, amortized on a straight-line method, in future periods in accordance with ASC 718 accounting. At December 31, 2009, the intrinsic value of total options outstanding was $4,000.
The expenses for 2009, 2008, and 2007 include both the costs of awards granted in those years and those unvested at the beginning of 2006. Both the expense and future unearned compensation have been estimated using the Black-Scholes option pricing model. Estimates utilized in the calculation include the expected life of the option, risk-free interest rate, and volatility and are further comparatively detailed below. The estimated expected life of the option is calculated based on contractual life of the option, the vesting life of the option, and historical exercise patterns of vested options. The volatility estimates are calculated using historical pricing experience.
As of December 31, 2009, the company has one stock-based employee compensation plan, which is described more fully in Note 11. The company accounts for equity instruments issued to non-employees in accordance with the provisions of ASC 718 and related interpretations. Under these principles, the equity instruments are valued at the fair value, which is computed based on stock price on the date of grant or other measurement date, exercise price, estimated life, stock volatility, and the risk-free rate of interest.
The fair value of each option grant and stock purchase plan grant combined is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2008, 2007, and 2006.

	2009	2008	2007
Fair value of options issued	$0.46	$1.04	$3.01
Exercise price	$0.73	$1.91	$6.30
Expected life of option	4.0 years	4.0 years	4.0 years
Risk-free interest rate	1.88%	2.36%	4.35%
Expected volatility	88.26%	72.53%	56.29%
Dividend yield	0%	0%	0%

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008, and 2007
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
On December 31, 2009, the company’s five senior executive officers, along with two other key executives of the company, agreed to extend these salary reductions through June 30, 2010. Each officer and key executive voluntarily accepted a ten percent (“10%”) salary reduction for this six month period, except for one officer who voluntarily accepted a forty percent (“40%”) decrease for this six month period. The number of restricted shares of common stock issued to each officer and executive was equal to the dollar value of the individual’s salary reduction divided by the closing price per share of the company’s common stock on December 30, 2009. The total number of restricted shares of common stock issued to these officers and executives was 209,000. The company reserves the right to extend these salary reductions beyond that date.
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
          Foreign Currency Translation
The company’s international subsidiary uses its local currency as its functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the year. Resulting translation adjustments are recorded directly to accumulated comprehensive income within the statement of shareholders’ equity. Foreign currency transaction gains and losses are included as a component of interest income and other. Gains and losses from foreign currency translation are included as a separate component of comprehensive income (expense) within the consolidated statement of comprehensive income (loss).
          Advertising Expenses
The company expenses the costs of advertising, which consists of costs for the placement of advertisements in various media. Advertising expenses were $368,000, $601,000, and $464,000 for the years ended December 31, 2009, 2008, and 2007, respectively.
          Product Warranties
The company warrants finished goods against defects in material and workmanship under normal use and service for periods of one to three years for illuminators and fiber. Settlement costs consist of actual amounts expensed for warranty services which are largely a result of third-party service calls, and the costs of replacement products. A liability for the estimated future costs under product warranties is maintained for products outstanding under warranty and is included in accruals and other liabilities in the Consolidated Balance Sheet. The warranty activity for the respective years is as follows (in thousands):

	Year ended
	December 31,
	2009	2008
Balance at the beginning of the year	$308	$229
Accruals for warranties issued	290	336
Settlements made during the year (in cash or in kind)	(387)	(257)

Balance at the end of the year	$211	$308

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008, and 2007
          Recent Accounting Pronouncements
In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-02, Consolidation (Topic 810) — Accounting and Reporting for Decreases in Ownership of a Subsidiary — A Scope Clarification. ASU 2010-02 clarifies the scope of the decrease in ownership provisions of Subtopic 810 and expands disclosure requirements about deconsolidation of a subsidiary or de-recognition of a group of assets. ASU 2010-02 is effective beginning in the first interim of annual reporting period ending on or after December 15, 2009. The adoption of ASU 2010-02-02 did not have an impact on the company’s Consolidated Financial Statements.
In October 2009, the FASB issued ASU 2009-013, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements. ASU 2009-13 revises certain accounting for revenue arrangements with multiple deliverables. In particular, when vendor specific objective evidence or third-party evidence for deliverables in an arrangement cannot be determined, ASU 2009-13 allows use of a best estimate of the selling price to allocate the arrangement consideration among them. ASU 2009-13 is effective for the first quarter of 2011, with early adoption permitted. The company does not expect that the adoption of ASU 2009-13 will have a material impact on its Consolidated Financial Statements.
In August 2009, the FASB issued ASU 2009-05, an amendment to Accounting Standards Codification (“ASC”) 820-10, Fair Value Measurements and Disclosures — Overall for measuring liabilities at fair value. ASU 2009-05 provides clarification that in certain circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain other valuation techniques. The guidance provided in this ASU is effective for the first reporting period beginning after issuance. This ASU had no impact on the company’s Consolidated Financial Statements.
In June 2009, the FASB issued ASU 2009-01, Generally Accepted Accounting Principles (Topic 105) which amends the FASB ASC for the issuance of FASB Statement No. 168 “The FASB Accounting Standards Codification on the Hierarchy of Generally Accepted Accounting Principles”. This statement establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.
In December 2007, the FASB issued ASC Topic 805, Business Combinations. The pronouncement requires the acquiring entity in a business combination to recognize only the assets acquired and liabilities assumed in a transaction (e.g., acquisition costs must be expensed when incurred), establishes the fair value at the date of acquisition as the initial measurement for all assets acquired and liabilities assumed, and requires expanded disclosures. ASC 805 is in effect for fiscal years beginning after December 15, 2008 (January 1, 2009, for the company). The adoption of ASC 805 did not have a material impact on the company’s Consolidated Financial Statements.
In December 2007, the FASB issued ASC Topic 810, Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51. The pronouncement requires all entities to report non-controlling (minority) interests in subsidiaries as a component of shareholders’ equity. ASC 810 is in effect for fiscal years beginning after December 15, 2008 (January 1, 2009, for the company). The adoption of ASC 810 did not have a material impact on the company’s Consolidated Financial Statements.
     3. Acquisition
On December 31, 2009, the Company acquired 100% of the members’ interest of SRC, a Tennessee limited liability company, from TLC Investments, LLC (“TLC”), a Tennessee limited liability company for a combination of cash, convertible debt, a contingent based earn-out, and shares of the company’s common stock. SRC is a lighting retro fit company and an energy systems and solutions provider located in Nashville Tennessee. SRC provides the company with the reputation and strong brand recognition within in the existing public sector buildings market based upon its 20 years of experience serving these markets. Given the significant existing contract backlog, pipeline of potential future contracts, proven delivery performance and strong existing relationships with its customer base that SRC brings to the company; it will be able to readily penetrate these markets with its unique and proven technology while simultaneously benefiting from the other natural synergies that exist between our two businesses. This acquisition is the foundation by which the company will emerge into a national turn-key energy solutions provider.

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008, and 2007
The company acquired approximately $4,700,000 in assets, including accounts receivable, fixed assets, and other intangible assets. $672,000 of the purchase price was recorded on the company’s Consolidated Balance Sheet as goodwill. Purchase price consideration was paid in the form of $1,500,000 of cash, 1,000,000 shares of Energy Focus Class A common stock, and a $500,000 note convertible into 500,000 shares of the company’s Class A common stock. The transaction also includes performance-related contingent consideration including a 2.5%, payout on the annual revenues of the acquired business over the next 42 months, and a $500,000 fee if the market price of the company’s common stock is not equal to or greater than $2.00 per share for at least twenty trading days between June 30, 2010 and June 30, 2013.
The acquisition has been accounted for as a stock purchase and, accordingly, has been included in the accompanying Consolidated Financial Statements of the company as of December 31, 2009. Due to the absence of activity between the purchase date, December 31, 2009, and the date of our Consolidated Financial Statements, there were no results of operations to be reported. In addition, comparative pro forma information has not been presented as SRC was not a comparable stand-alone entity prior to the acquisition.
The purchase price has been allocated based on the fair value of the assets acquired leading to the purchase price allocation as follows (in thousands):

	Amortization
	Life
Assets acquired:	(in years)	Amount
Accounts receivable		$1,258
Fixed asset		20
Goodwill	n/a	672
Intangible assets:
Tradename	10	500
Client relationships	5	2,250

Total purchase price		$4,700

The purchase price in excess of the fair value of the tangible assets acquired has been allocated to intangible assets and goodwill. The company engaged an independent third-party expert to assist in the allocation of the purchase price to the various specific separately identifiable intangible assets. The methods utilized by this third-party are based upon generally accepted accounting valuation conventions used in acquisition-related valuations and include peer volatility analysis, discounted cash flow analysis, annuity stream valuation and earnings based valuation techniques. These conventions were reviewed and approved by management as well as the company’s current independent public accounting firm.
These intangible assets have estimated useful lives as set forth in the table above and amortization expense for the next fiscal years for the acquired intangible assets is estimated to be as follow (in thousands):

Year ending December 31,	Amount
2010	$1,073
2011	649
2012	420
2013	253
2014	105
2015 and thereafter	250

Total amortization expense	$2,750

Of the intangible assets acquired, $672,000 was assigned to goodwill. None of the goodwill is expected to be deductible for tax purposes.
     4. Discontinued Operations
As part of the company’s strategy of evaluating the viability of its non-core businesses and its aggressive pursuit of capital funding, the company determined that its German subsidiary was not directly aligned with its objective to become a leading provider of turnkey, comprehensive energy-efficient lighting systems. Therefore, in the third quarter of 2009, the company committed to a plan to divest its German subsidiary, LBM.

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008, and 2007
In December 2009, the company completed the sale of its ownership rights in LBM for $225,000 comprised of cash and a promissory note. Furthermore, the company will receive an earn out equal to ten percent (“10%”) of post-acquisition, pre-amortization, pre-tax profit for a period of 24 months commencing January, 2010. Excluding this earn out, the company recorded a loss on disposal of subsidiary of $664,000. As part of this transaction, the purchaser assumed all rights to both tangible and intangible assets as well as all of the liabilities of LBM.
The following table summarizes the components included with net loss from discontinued operations within the company’s Consolidated Statement of Operations (amounts in thousands):

	December 31,
	2009	2008	2007
Net sales	$1,462	$2,787	$3,108
Total expenses	2,663	4,562	3,437

Loss from operations of discontinued operations	(1,201)	(1,775)	(329)
Provision for income tax	—	—	(1)

Net loss from discontinued operations	$(1,201)	$(1,775)	$(330)

The following table summarizes the components included within the total assets and liabilities of discontinued operations within the company’s Consolidated Balance Sheet for the period indicated (amounts in thousands):

December 31,
2008
Cash and cash equivalents	$45
Accounts receivable trade	207
Inventories	728
Prepaid and other current assets	10
Fixed assets	540
Other assets	142

Total assets of discontinued operations	$1,672

Accounts payable	$30
Accrued expenses	125
Draw on line of credit	128
Current portion of long-term borrowings	54
Long-term borrowings	245

Total liabilities of discontinued operations	$582

     5. Inventories (in thousands):

	December 31,
	2009	2008
Raw materials	$2,785	$4,738
Inventory reserve	(1,010)	(1,795)
Finished goods	1,995	2,596

	$3,770	$5,539

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008, and 2007
     6. Fixed Assets (in thousands):

	December 31,
	2009	2008
Equipment (useful life 3 - 15 years)	$7,856	$8,632
Tooling (useful life 2 - 5 years)	2,305	2,752
Furniture and fixtures (useful life 5 years)	168	200
Computer software (useful life 3 years)	476	483
Leasehold improvements (the shorter of useful life or lease life)	911	1,639
Construction in progress	—	60

Fixed assets at cost	11,716	13,766
Less: accumulated depreciation	(8,625)	(9,307)

Fixed assets, net	$3,091	$4,459

     7. Goodwill
Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business acquisitions. The company evaluates goodwill for impairment at least annually. Evaluating goodwill for impairment involves a two-step process. The first step is to estimate the fair value of the reporting unit. There are several valuation methods for estimating a reporting unit’s fair value, including market quotations and discounted projected future net earnings or net cash flows and multiples of earnings. If the carrying amount of a reporting unit, including goodwill, exceeds the estimated fair value, a second step is performed. Under the second step, the identifiable assets, including identifiable intangible assets and liabilities of the reporting unit are estimated at fair value as of the current testing date. The excess of the estimated fair value of the reporting unit over the estimated fair value of net assets establishes the implied value of goodwill. The excess of the recorded goodwill over the implied value is charged to earnings as an impairment loss. A significant amount of judgment is required in estimating fair value of the reporting unit and performing these tests.
As a result of the company’s testing, in the fourth quarter of 2008, the company recorded a non-cash impairment charge for goodwill of $4,305,000, which represented the entire carrying value of goodwill at December 31, 2008. Of this amount, $3,195,000 relates to continuing operations. As of December 31, 2009, the company had $672,000 of goodwill recorded on its Consolidated Financial Statements related to the December 31, 2009 acquisition of SRC. The company engaged an independent third-party expert to assist in the allocation of the excess purchase price to the various specific separately identifiable intangible assets, including goodwill, which is described more fully in Note 3.
The changes in the carrying amounts of goodwill for the year ended December 31, 2009 was as follows (in thousands):

Goodwill
Net Carrying
Amount
Balance as of December 31, 2007	$4,359
Impairment	(4,305)
Foreign currency translation	(54)

Balance as of December 31, 2008	—
Acquisition	672

Balance as of December 31, 2009	$672

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008, and 2007
     8. Accruals and Other Current Liabilities (in thousands):

	December 31,
	2009	2008
Accrued sales commissions and incentives	$79	$320
Accrued warranty expense	211	308
Accrued professional fees	282	172
Accrued employee benefits	376	363
Accrued rent	29	26
Accrued taxes	151	188
Accrued performance-related contingent consideration	420	—
Accrued subcontractor services	128	—
Accrued other expenses	178	225

Total accrued expenses	$1,854	$1,602

     9. Long-Term Borrowings
Effective October 15, 2008, the company entered into a one year credit agreement with Silicon Valley Bank (“SVB”) incorporating a $4,000,000 revolving line of credit which replaced all existing facilities including the United States term loans. This new line of credit included a $1,500,000 sub-limit for cash management products, letters of credit and foreign currency exchange. Under this agreement, all domestic existing term loans and revolving credit lines were repaid and funded by this new borrowing arrangement. Borrowings under this agreement were collateralized by the company’s assets, including intellectual property, and bore interest at the SVB Prime Rate plus 1%. The company was required to maintain 85% of its cash and cash equivalents in operating and investment accounts with SVB and was also required to comply with certain covenant requirements, including a tangible net worth covenant. The amount of borrowings available to the company was the lesser of $4,000,000 or the sum of up to 75% of eligible accounts receivable, as defined by the agreement, and 50% of our cash balance in deposit at SVB, capped at $1,500,000.
At December 31, 2008, the company was not in compliance with the tangible net worth covenant requirement and such condition continued throughout 2009. As such, the company entered into a series of loan modification and forbearance agreements (“agreements”) with effective dates ranging from January 31, 2009 through November 17, 2009. In conjunction with these agreements, the terms of its credit facility were revised culminating in a reduction to its revolving line of credit to $1,300,000 with a maturity date of October 15, 2009 and a change in the rates of interest charged throughout 2009 in the range of SVB Prime Rate plus 1.5% to 3.00%. Under this revised credit facility, the company was required to maintain all of its cash and cash equivalents in operating and investment accounts with SVB and SVB’s affiliates, and was also required to continue compliance with certain covenant requirements, including the tangible net worth covenant. During the third quarter of 2009, SVB informed the company that it did not intend to renew the company’s revolving line of credit when it was set to expire on October 15, 2009. Ultimately, the company was able to extend the maturity date of this credit facility to December 31, 2009 at which time it liquidated the outstanding balance of $253,000 on the line of credit. The company has not replaced this credit facility but is actively pursuing other potential financial resources to replace and/or compensate for the loss of the line of credit.
Borrowings under the revolving line of credit were $1,776,000 at December 31, 2008. The revolving line of credit borrowings were recorded in the company’s consolidated balance sheets as a current liability. Available borrowings under this line of credit were $263,000 at December 31, 2008. The interest rate at the time of the liquidation of the credit facility on December 31, 2009 was 7.0% versus 5.0% at December 31, 2008.
On May 27, 2009, the company entered into an unsecured Promissory Note (“Note”) with The Quercus Trust (“The Trust”) in the amount of $70,000. Under the terms of this Note, we are obligated to pay The Trust the principal sum of the Note and interest accruing at a yearly rate of 1.00% in one lump sum payment on or before June 1, 2109. The company received these funds on June 9, 2009.
On December 29, 2009 and in conjunction with the acquisition of SRC, the company entered into Letter of Credit Agreements (“LOC’s”) with John Davenport, President of the company, and with The Trust, for $250,000 and $300,000, respectively. These LOC’s have a term of 24 months and bear interest at a rate of 12.5% on the face amount. The LOC’s are collateralized by a percentage of the capital stock of Crescent Lighting Ltd. (“CLL”) which in turn is based on CLL’s net worth as of November 30, 2009 and is subordinated to the senior indebtedness of the company and CLL. In addition, subject to approval by shareholders at the next annual meeting, the company will issue five-year, detachable penny warrants ($.01 per share) to purchase the company’s common stock at a rate of 0.5 warrants per dollar of the face amount of the LOC.

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008, and 2007
In conjunction with the acquisition of SRC on December 31, 2009, the company entered into an agreement with the seller, TLC Investments, LLC (“TLC”), whereby a Convertible Promissory Note (“Convertible Note”) was issued for the principal amount of $500,000. This Convertible Note bears interest at the Wall Street Journal Prime Rate plus two percent (2%), which along with the principal, is due and payable on June 30, 2013 (“maturity date”). Additionally, TLC has the right to convert the principal of the Convertible Note, in whole, into 500,000 shares of the company’s common stock at any time during the period commencing on June 30, 2010 and through the maturity date. Additionally, as a provision to the Convertible Note, if the reported closing price of a share of the company’s common stock shall not be equal to or greater than $2.00 for at least twenty (20) trading days between June 30, 2010 and June 30, 2013, the company shall pay TLC and additional fee of $500,000 on the maturity date.
Through the company’s United Kingdom subsidiary, the company maintains a British pounds sterling-denominated bank overdraft facility with Lloyds Bank Plc, in the amount of $406,000, based on the exchange rate at December 31, 2009. There were no borrowings against this facility as of December 31, 2009 or December 31, 2008. The facility is renewed annually on January 1. The interest rate on the facility was 2.75% at December 31, 2009, and 7.25% at December 31, 2008.
Through the company’s former German subsidiary, which has been classified as discontinued operations in the company’s consolidated financial statements; the company maintained a Euro-denominated credit facility under an agreement with Sparkasse Neumarkt Bank. This credit facility was put in place to finance the building of offices in Berching, Germany, which were owned and occupied by the company’s German subsidiary. In June, 2009, the company paid, in its entirety, the balance due on the credit facility with proceeds received from the sale of the office building in Berching, Germany. Borrowings against this facility were valued at $299,000 at December 31, 2008 based on the exchange rate at December 31, 2008. The interest rate was 5.49% at December 31, 2008.
In addition, the company’s former German subsidiary had a Euro-denominated revolving line of credit with Sparkasse Neumarkt Bank. At December 31, 2008, the company had borrowings against this line of credit were valued at $128,000 based on the exchange rate at December 31, 2008. The interest rate on this line of credit was 11.00% at December 31, 2008.
Future maturities of remaining borrowings are (in thousands):

Long-Term
Year ending December 31,	Borrowings
2010	$—
2011	550
2012	—
2013	500
2014	—
2015 and thereafter	70

Gross long-term borrowings	1,120
Less: discounts on long-term borrowings	(405)

Total commitment, net	$715

     10. Commitments and Contingencies
The company occupies manufacturing and office facilities under non-cancelable operating leases expiring through 2017 under which it is responsible for related maintenance, taxes, and insurance. Minimum lease commitments under the leases are as follows (in thousands):

	Gross Lease	Sublease	Minimum Lease
Year ending December 31,	Commitments	Payments	Commitments
2010	$869	$(36)	$833
2011	285	—	285
2012	58	—	58
2013	53	—	53
2014	47	—	47
2015 - 2017	113	—	113

Total commitment	$1,425	$(36)	$1,389

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008, and 2007
These leases included certain escalation clauses; thus, rent expense was recorded on a straight-line basis. Net rent expense for continuing operations was $797,000, $841,000, and $949,000 for the years ended December 31, 2009, 2008, and 2007, respectively. Beginning in 2006, a portion of our Solon facility has been subleased. For 2009, 2008, and 2007, the gross rent for continuing operations was reduced by $71,000, $71,000 and $75,000 of sublease rentals, respectively.
In connection with the acquisition of SRC, the company maintains a performance-related contingent obligation related to the 2.5%, payout based upon the annual revenues of the acquired business over the next 42 months, and a $500,000 fee if the market price of the company’s common stock is not equal to or greater than $2.00 per share for at least twenty trading days between June 30, 2010 and June 30, 2013.
     11. Shareholders’ Equity
          Warrants
On December 31, 2009, the company entered into a strategic alliance with Woodstone Energy LLC (“Woodstone”), a commercial and industrial energy services company serving Fortune 50 companies throughout the United States. This strategic alliance creates a path for contracts totaling not less than $15,000,000 to be issued by Woodstone to SRC. In return for this Woodstone commitment, the company issued 600,000 warrants. 400,000 warrants are exercisable by Woodstone upon the written commitment of $10,000,000 in specific secured contracts with the remaining 200,000 warrants being exercisable by Woodstone upon the written commitment of an additional $5,000,000 in specific secured contracts. These warrants will expire on December 31, 2014. The company issued 3,566,440 warrants on March 14, 2008 as part of a private placement equity financing. Those warrants are fully exercisable and will expire on March 14, 2013. There were no warrants issued by the company in 2007. Warrants were issued in 2000 as part of acquisitions, and in 2002 and 2003 as part of stock-based financings. There have been no warrants issued to employees, directors, or consultants for compensation purposes. All warrants, except as noted otherwise, are fully vested and exercisable. The activity relating to previously issued warrants is as follows:

	Warrants	Warrants		Fair
	Outstanding	Outstanding	Warrants	Value of
	Commitments	Exercise Price	Exerciseable	Warrants
Balance, December 31, 2006	396,951	$4.30 - 4.50	396,951	$1,775
Warrants exercised	(85,478)	$0.01 - 5.563	(85,478)	(295)
Warrants cancelled	(40,274)	$0.01 - 5.563	(40,274)	(260)

Balance, December 31, 2007	271,199	$4.30 - 4.50	271,199	$1,220
Warrants issued	3,566,440	$3.08	3,566,440	10,985

Balance, December 31, 2008	3,837,639	$3.08 - 4.50	3,837,639	$12,205
Warrants issued	600,000	$0.65	—	—

Balance, December 31, 2009	4,437,639	$3.08 - 4.50	3,837,639	$12,205

In the company’s subscription rights offering that expired on October 30, 2009, an investor inadvertently purchased 1,000,000 shares of our common stock at $0.75 per share. The company agreed to facilitate the sale of these shares to another shareholder or investor or to purchase them directly. After contacting selected shareholders and investors, the company introduced the investor to The Quercus Trust (“The Trust”), the company’s largest shareholder. David Gelbaum, a member of the company’s Board of Directors at the time of the transaction, and his spouse are co-trustees of The Trust. The company was informed on December 30, 2009, by the investor and The Trust that The Trust had agreed to purchase those shares at $0.80 per share. At that time, the closing market price of a share of our common stock was approximately $0.65 per share.
On March 14, 2008, in a private placement to nineteen investors of 3,184,321 shares of common stock and an equal number of five-year warrants to purchase common stock, The Trust had acquired 1,560,062 warrants. To facilitate the purchase of the 1,000,000 shares discussed above, on December 31, 2009, the company’s Board of Directors agreed with The Trust to reduce the exercise price of the warrants issued to The Trust to $0.01 per share upon the execution of the purchase of all 1,000,000 shares to be completed in 2010.
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

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008, and 2007
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

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008, and 2007
Option activity under all plans comprised (in thousands, except per share data):

			Weighted
	Options	Number of	Average
	Available	Shares	Exercise Price
	for Grant	Outstanding	Per Share
Balance, December 31, 2006	190	1,293	$7.00
Granted	(259)	259	6.30
Cancelled	136	(136)	6.96
Exercised	—	(140)	4.66

Balance, December 31, 2007	67	1,276	$7.07
Granted	(477)	477	1.91
Cancelled	238	(238)	8.22
Exercised	—	(23)	3.27
Additional shares reserved	1,000	—	—

Balance, December 31, 2008	828	1,492	$5.29
Granted	(1,146)	1,146	0.70
Cancelled	520	(520)	3.35
Exercised	—	(397)	0.66

Balance, December 31, 2009	202	1,721	$3.63

At December 31, 2009, options to purchase 923,000 shares of common stock were exercisable at a weighted-average fair value of $2.81 with an intrinsic value of $2,000. At December 31, 2009, options to purchase 1,721,000 shares were outstanding, with a weighted-average fair value of $2.00 with an intrinsic value of $4,000.
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

OPTIONS OUTSTANDING				OPTIONS CURRENTLY EXERCISABLE
		Weighted			Weighted
		Average	Weighted		Average	Weighted
Range of	Number	Remaining	Average		Remaining	Average
Exercise	of Shares	Contactual	Exercise	Number	Contactual	Exercise
Prices	Outstanding	Life	Price	Exercisable	Life	Price
	(in thousands)	(in years)		(in thousands)	(in years)
$0.60 - $4.80	1,118	8.3	$1.63	456	6.7	$2.39
$4.91 - $7.19	349	7.1	$6.39	227	7.0	$6.48
$7.23 - $9.50	187	5.6	$7.72	173	5.6	$7.75
$10.64 - $12.00	67	5.5	$11.33	67	5.5	$11.33

	1,721			923

          1994 Employee Stock Purchase Plan
A total of 150,000 shares of common stock had been reserved for issuance under the 1994 Employee Stock Purchase Plan. The plan permits eligible employees to purchase common stock through payroll deductions at a price equal to the lower of 85% of the fair market value of the company’s common stock at the beginning or end of the offering period. Employees may end their participation at any time during the offering period, and participation ends automatically on termination of employment with the company. On June 15, 2006, the shareholders reserved an additional 50,000 shares of the company’s common stock for issuance under the 1994 Employee Stock Purchase Plan. At December 31, 2009, 2008, and 2007, 114,000 shares, 103,000 shares, and 98,000 shares had been issued under this plan since inception, respectively.

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008, and 2007
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
     12. Income Taxes
The company adopted the provisions of ASC Topic 740, Accounting for Uncertainty in Income Taxes on January 1, 2007. ASC Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Guidance also is provided on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure and transition. Based on the company’s evaluation, there are no significant uncertain tax positions requiring recognition in the company’s financial statements. There was no effect on financial condition or results of operations as a result of implementing ASC Topic 740 to all tax positions for which the statute of limitation remained open, and the company did not have any unrecognized tax benefits. At December 31, 2009, there have been no changes to the liability for uncertain tax positions, and there are no unrecognized tax benefits.
The company files income tax returns in the United States federal jurisdiction, as well as in various states and foreign jurisdictions. With few exceptions, the company is no longer subject to United States federal, state, and local, or non-United States income tax examinations by tax authorities for years before 2006.
The company’s policy is to reflect interest expense related to uncertain income tax positions as part of income tax expense, when and if they become applicable.
The components of the benefit from (provision for) income taxes are as follows (in thousands):

	Years ended December 31,
	2009	2008	2007
Current
Federal	$—	$—	$—
Foreign	—	—	(13)
State	(3)	(6)	—

	(3)	(6)	(13)
Deferred
Federal	—	238	(162)
Foreign	(4)	4	—
State	—	14	(15)

	(4)	256	(177)

Benefit from (provision for) income taxes	(7)	250	(190)

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008, and 2007
The following table shows the geographic components of pretax income (loss) from continuing operations between United States and foreign subsidiaries (in thousands):

	December 31,
	2009	2008	2007
United States	$(9,902)	$(13,039)	$(10,707)
Foreign subsidiaries	95	116	(90)

Pretax loss from continuing operations	$(9,807)	$(12,923)	$(10,797)

The principal items accounting for the difference between income taxes computed at the United States statutory rate and the benefit from (provision for) income taxes reflected in the statements of operations are as follows:

	Years ended December 31,
	2009	2008	2007
United States statutory rate	34.0%	34.0%	34.0%
State Taxes (net of federal tax benefit)	—%	—%	1.9%
Valuation allowance	(35.7)%	(31.1)%	(38.2)%
Other	1.6%	(1.2)%	0.6%

	(0.1)%	1.7%	(1.7)%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are as follows (in thousands):

	December 31,
	2009	2008	2007
Allowance for doubtful accounts	$75	$92	$218
Accrued expenses and other reserves	1,936	1,905	1,233
Tax credits, deferred R&D, and other	633	833	202
Net operating loss	19,576	15,807	12,413
Valuation allowance	(22,209)	(18,622)	(14,054)

Total deferred tax asset	11	15	12
Deferred tax liabilities associated with indefinite-lived intangibles	—	—	(252)

Net total deferred taxes	$11	$15	$(240)

The company has a full valuation allowance against its United States deferred tax assets. The net deferred tax assets for 2009 amounted to $11,000 and were for the company’s United Kingdom subsidiary, which reported income in 2009 and has been profitable prior to 2007. The net deferred liabilities were $0 at December 31, 2009 and at December 31, 2008. There were no Federal tax expenses for the United States operations in 2009, as any expected benefits were offset by an increase in the valuation allowance.
As of December 31, 2009, the company has a net operating loss carry-forward of approximately $54,400,000 for federal, state and local income tax purposes. If not utilized, these carry-forwards will begin to expire in 2020 for federal and has begun to expire for state and local purposes.
     13. Segments and Geographic Information
The company has two primary product lines: pool lighting and general commercial lighting, each of which markets and sells lighting systems and customer specific energy-efficient lighting solutions. The company markets its products and solutions for worldwide distribution through a combination of direct sales employees, independent sales representatives, and various distributors in different geographic markets throughout the world.

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008, and 2007
A summary of geographic sales from continuing operations is as follows (in thousands):

	Years ended December 31,
	2009	2008	2007
United States Domestic	$7,930	$12,902	$14,949
Other Countries	4,559	7,130	4,812

Net sales	$12,489	$20,032	$19,761

A summary of sales from continuing operations by product line is as follows (in thousands):

	Years ended December 31,
	2009	2008	2007
Pool Lighting	$3,906	$7,219	$10,976
Commercial Lighting	8,583	12,813	8,785

Net sales	$12,489	$20,032	$19,761

A summary of geographic long-lived assets (fixed assets and goodwill) is as follows (in thousands):

	December 31,
	2009	2008
United States Domestic	$3,556	$3,726
Germany	—	540
Other Countries	207	193

Long-lived assets, net	$3,763	$4,459

     14. Employee Retirement Plan
The company maintains a 401(k) profit-sharing plan (the “Plan”) for its employees who meet certain qualifications. The Plan allows eligible employees to defer up to 15% of their earnings, not to exceed the statutory amount per year on a pretax basis, through contributions to the Plan. The Plan provides for employer contributions at the discretion of the Board of Directors; however, no such contributions were made in 2009, 2008, or 2007.
     15. Reorganization and Restructuring
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
The company recognized restructuring expenses of $125,000 and $456,000 for 2009 and 2007, respectively. For both years, these expenses were associated with relocating our manufacturing equipment and operations. The company incurred no restructuring expense during 2008.
     16. Related Party Transactions
The company entered into a consulting agreement with Jeffrey H. Brite, a member of its Board of Directors, on November 1, 2004. This agreement ended on March 7, 2007, upon Jeffrey H. Brite’s resignation as a member of the Board of Directors. As a consultant under this agreement, Mr. Brite assisted the company in various capacities. In return, the company compensated Mr. Brite with the award of an option for the acquisition of up to 40,000 shares of its common stock at a per-share exercise price of $7.23, which was expensed during 2004, and with annual aggregate cash payments of $50,000 paid in quarterly installments during each of the years 2005, 2006, and part of 2007. No expenses were recorded during the twelve months ending December 31, 2009 and December 31, 2008, nor were any payments made to Mr. Brite. Payments for the twelve months ending December 31, 2007, were $13,690.

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008, and 2007
Gensler Architecture, Design, and Planning, P.C., a New York professional corporation (“Gensler”), provided contract services to the company in the areas of fixture design and marketing, targeted at expanding the market for the company’s EFOTM products. Mr. Jeffrey Brite, an employee of Gensler, was a member of the company’s Board of Directors through March 7, 2007. The company had entered into a three-year consulting agreement with Gensler, effective December 15, 2004. Gensler agreed to assist the company’s marketing group with matters of structure, procedure and practices as they relate to the design, real estate, and procurement communities, and advise the company on strategies to enhance its visibility and image within the design and construction community as a manufacturer of preferred technology. In return, the company compensated Gensler with a one-time cash payment in 2005 of $60,750 and a $50,000 annual cash payment paid in quarterly installments of $12,500 in arrears for each of the calendar years 2005, 2006, and part of 2007. Also, there was a one-time option award for acquiring up to 75,000 shares of the company’s common stock at a per-share exercise price of $6.57, which was expensed in 2006 under ASC 718. No payments were made in the fourth quarter of 2007 to Gensler, but the company accrued expenses of $12,500, which were paid during the first quarter of 2008. Payments total $37,500 for the twelve months ending December 31, 2007, compared to $50,000 in 2006.
On February 3, 2006, the company had entered into a consulting agreement with David Ruckert, a member of its Board of Directors. Mr. Ruckert was paid $76,000 during the year ending December 31, 2007 and $110,000 during the year ending December 31, 2006 under this agreement. This agreement was terminated on June 30, 2007. No payments were made to Mr. Ruckert during the twelve months ending December 31, 2009 or 2008. Additionally, Mr. Ruckert was granted options to purchase 32,000 shares of the company’s common stock. Stock expense incurred under ASC 718 related to these options was $30,000 for all years ending December 31, 2009, December 31, 2008, and December 31, 2007.
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
On May 27, 2009, the company entered into a Promissory Note (“Note”) with The Trust in the amount of $70,000. Please refer to Note 9, Long-Term Borrowings, for discussion of the terms of the Note.
In November, 2009, the company received an additional $3,344,000 in equity financing, net of expenses by selling 4,813,000 shares of common stock in a registered offering. The investment was made by numerous current Energy Focus shareholders, including two then current members of the company’s Board of Directors. The investment was made under the company’s registration statement for a $3,500,000 common stock subscription rights offering. Under the terms of the rights offering, the company distributed, at no charge to its shareholders, transferable rights to purchase up to $3.5 million of the company’s common stock at the established subscription price per share of $0.75, which was set by the company’s Board of Directors. At the time the offering began, the company distributed to each shareholder one transferable right for each share of common stock owned by the shareholder. Each right entitled the holder to purchase one share of the company’s common stock, par value $0.0001 per share, subject to a maximum of 4,600,000 shares to be issued in the offering. Shareholders were entitled to subscribe for shares not subscribed for by other shareholders. Among the investors were Philip E. Wolfson, a member of the company’s Board of Directors at the time of the transaction, and who invested approximately $8,000 in the aggregate. Also among the investors was The Trust, whose trustees include David Gelbaum.

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008, and 2007
In the company’s subscription rights offering discussed above, an investor inadvertently purchased 1,000,000 shares of our common stock at $0.75 per share. The company agreed to facilitate the sale of these shares to another shareholder or investor or to purchase them directly. A purchase of those shares by the company would have severely depleted its cash-on-hand and working capital. After contacting selected shareholders and investors, the company introduced the investor to The Trust, the company’s largest shareholder. The company was informed on December 30, 2009, by the investor and The Trust that The Trust had agreed to purchase those shares at $0.80 per share. At that time, the closing market price of a share of our common stock was approximately $0.65 per share. To facilitate the purchase of the 1,000,000 shares by The Trust, on December 30, 2009, the company’s Board of Directors agreed with The Trust to reduce the exercise price of the 1,560,062 warrants issued to The Trust in March, 2008 to $0.01 per share upon the execution of the purchase of all 1,000,000 shares to be completed in 2010.
On December 29, 2009 and in conjunction with the acquisition of SRC, the company entered into Letter of Credit Agreements (“LOC’s”) with John Davenport, President of the company, and with The Trust, for $250,000 and $300,000, respectively. Please refer to Note 9, Long-Term Borrowings, for discussion of the terms of these LOC’s.
Rob Wilson, our Vice President of SRC, is a minority owner in TLC Investments, LLC (“TLC”), a Tennessee limited liability company, as well as in Woodstone Energy, LLC (“Woodstone”), a Tennessee limited liability company, both of which are located in Nashville, Tennessee.
In conjunction with the acquisition of SRC by TLC on December 31, 2009, the company entered into an agreement with TLC whereby a Convertible Promissory Note (“Convertible Note”) was issued for the principal amount of $500,000. This Convertible Note bears interest at a rate of the Wall Street Journal Prime Rate plus two percent (2%), which along with the principal, is due and payable on June 30, 2013. Additionally, TLC has the right to convert the principal of the Convertible Note, in whole, into 500,000 shares of the company’s common stock at any time during the period commencing on June 30, 2010 and ending the maturity date. Additionally, as a provision to the Convertible Note, if the reported closing price of a share of the company’s common stock shall not be equal to or greater than $2.00 for at least twenty (20) trading days between June 30, 2010 and June 30, 2013, the company shall pay TLC and additional fee of $500,000 on the maturity date.
On December 31, 2009, the company issued to Woodstone warrants to purchase up to 600,000 shares of the company’s common stock at an exercise price of $0.65 per share, and with a term ending on December 31, 2014. The warrants become exercisable only if SRC receives from Woodstone firm contracts or purchase orders for at least $10,000,000 by June 30, 2013. The warrants vest in two tranches: 400,000 shares when contracts or purchase orders between SRC and Woodstone reach $10,000,000 and an additional 200,000 shares when contracts or purchase orders between them SRC and Woodstone reach an additional $5,000,000. The warrants include registration rights for the shares of common stock to be issued upon exercise of the warrants.
     17. Legal Matters
On January 29, 2010, a competitor and former supplier filed a complaint against the company in the Court of Chancery of the State of Delaware, alleging that the company has misused proprietary trade secrets, breached a contract, and engaged in deceptive trade practices relating to one of its lighting products. The complaint seeks injunctive relief and damages. The company is currently preparing to answer the complaint, but has not yet done so. The company strongly denies any impropriety, believes that the complaint is without merit, and intends to vigorously defend itself. In its management’s opinion, this lawsuit should not have an adverse effect on the company’s financial condition, cash flows, or results of operations.
The company is not currently engaged in any other litigation and does not anticipate becoming involved in any in the foreseeable future.
     18. Subsequent Events
On March 17, 2010, the company entered into a purchase agreement with Lincoln Park Capital Fund, LLC, an Illinois limited liability company (“LPC”), whereby LPC agreed to purchase 350,000 shares of the company’s common stock together with a warrant to purchase an equivalent amount of shares, subject to the registration requirements described below, for total consideration of $375,000. LPC also agreed to purchase up to an additional 3,650,000 shares of common stock, at the company’s option as described below.
The company agreed, in a registration rights agreement with LPC, to file a registration statement with the SEC covering the shares issuable under the purchase agreement. After the registration statement has been declared effective, LPC shall purchase 350,000 shares of the company’s common stock, together with the warrant to purchase 350,000 shares of common stock, for total consideration of $375,000. The warrant shall have a term of five (5) years, an exercise price of $1.20, and may not be exercised until 6 months after issuance. There are no penalties or liquidated damages associated with the company’s registration obligations.
Following the effectiveness of the registration statement, LPC agreed to purchase 3,650,000 shares of the company’s common stock, over a 25 month period, as directed by the company. The purchase price of these shares will be based on the market prices of the company’s common stock at the time of the sale without any fixed discount. The company may suspend purchases by LPC at any time, and may also, in its sole discretion, accelerate or reduce purchases under certain conditions.
LPC cannot purchase shares of the company’s common stock on any business day that the price of the common stock is below $1.00. The common stock purchase agreement may be terminated by the company, at any time, at its discretion without any cost to it. The proceeds to be received by the company under the agreement will be used for working capital and general corporate purposes. LPC has agreed not to engage in any shorting or hedging in any manner whatsoever. Upon entering into the purchase agreement, the company issued to LPC 120,000 shares of its common stock as consideration for entering into the agreement and shall issue an equivalent amount of shares pro rata as LPC purchases the 3,650,000 shares.

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008, and 2007
On March 30, 2010, the company entered into an agreement with EF Energy Partners LLC, an Ohio limited liability company (“EF Energy”), under which it sold to EF Energy a Secured Subordinated Promissory Note (“Subordinated Note”) for the principal amount of $1,150,000. The company secured the full amount of this financing with a pledge of its United States gross accounts receivable and selected capital equipment. This Subordinated Note bears interest at a rate of 12.5%, which is payable quarterly, in arrears, commencing September 30, 2010. The entire outstanding principal balance of this Subordinated Note, together with all accrued interest thereon, is due and payable on March 30, 2013. Additionally, the company issued to the eight investors in EF Energy five-year, detachable penny warrants to purchase shares of the company’s common stock at a rate of 0.2 warrants per dollar of financing, or 230,000 warrants, with an expiration date of March 30, 2015. EF Energy and its investors are accredited investors under the United States Securities and Exchange Commission’s Regulation D and the issuance of the warrant is exempt from registration under Section 4(2) of the 1933 Securities Act, and the SEC’s Regulation D and Rule 506.
Supplementary Financial Information to Item 8
The following table sets forth our selected unaudited financial information for the eight quarters in the period ended December 31, 2009. This information has been prepared on the same basis as the audited financial statements and, in the opinion of management, contains all adjustments necessary for a fair presentation thereof.
Any variations from year to date amounts reported in this report are a result of rounding.
QUARTERLY FINANCIAL DATA (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

2009 Quarters Ended	Dec. 31	Sep. 30	Jun. 30	Mar. 31
Net sales from continuing operations	$3,618	$3,023	$3,325	$2,523
Net loss from continuing operations	(2,406)	(2,687)	(1,982)	(2,739)
Net income/(loss) from discontinued operations	(602)	69	(366)	(302)
Net loss per share:
Basic	$(0.17)	$(0.17)	$(0.16)	$(0.20)
Diluted	$(0.17)	$(0.17)	$(0.16)	$(0.20)

2008 Quarters Ended	Dec. 31	Sep. 30	Jun. 30	Mar. 31
Net sales from continuing operations	$3,506	$5,691	$6,668	$4,167
Net loss from continuing operations	(6,389)	(1,494)	(1,518)	(3,272)
Net income/(loss) from discontinued operations	(1,387)	(90)	(121)	(177)
Net loss per share:
Basic	$(0.52)	$(0.11)	$(0.11)	$(0.28)
Diluted	$(0.52)	$(0.11)	$(0.11)	$(0.28)

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
Based upon our evaluation under the COSO framework, management concluded that internal control over financial reporting was effective as of December 31, 2009.
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

Item 9B. Other Information
In November, 2009, the company received an additional $3,344,000 in equity financing, net of expenses by selling 4,813,000 shares of common stock in a registered offering. The investment was made by numerous current Energy Focus shareholders, including two then current members of the company’s Board of Directors. The investment was made under the company’s registration statement for a $3,500,000 common stock subscription rights offering. Under the terms of the rights offering, the company distributed, at no charge to its shareholders, transferable rights to purchase up to $3.5 million of the company’s common stock at the established subscription price per share of $0.75, which was set by the company’s Board of Directors. At the time the offering began, the company distributed to each shareholder one transferable right for each share of common stock owned by the shareholder. Each right entitled the holder to purchase one share of the company’s common stock, par value $0.0001 per share, subject to a maximum of 4,600,000 shares to be issued in the offering. Shareholders were entitled to subscribe for shares not subscribed for by other shareholders. Among the investors were Philip E. Wolfson, a member of the company’s Board of Directors at the time of the transaction, and who invested approximately $8,000 in the aggregate. Also among the investors was The Trust, whose trustees include David Gelbaum.
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

PART III
Item 10. Directors, Executive Officers, and Corporate Governance
Directors
The information regarding our directors is set forth under the caption entitled “Election of Directors” in our Proxy Statement for our 2010 Annual Meeting of Stockholders and is incorporated by reference.
There were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors during 2009.
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
Code of Ethics
We have adopted a Code of Ethics and Business Conduct, which applies to all of our directors, officers, and employees. Our Code of Ethics and Business Conduct is on our website at http://www.efoi.com. Any person may receive a copy without charge by writing to us at Energy Focus, Inc., 32000 Aurora Road, Solon, Ohio 44139, Attention: Secretary.
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
SCHEDULE II
ENERGY FOCUS, INC.
SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
(amounts in thousands)

	Balance at	Charges to		Balance
	Beginning	Revenue/		at End
Description	of Year	Expenses	Deductions	of Year
Year ended December 31, 2009
Allowance for doubtful accounts and returns	$486	$73	$164	$395
Valuation allowance for deferred tax assets	18,622	3,587	—	22,209
Year ended December 31, 2008
Allowance for doubtful accounts and returns	848	245	607	486
Valuation allowance for deferred tax assets	14,054	4,568	—	18,622
Year ended December 31, 2007
Allowance for doubtful accounts and returns	600	338	90	848
Valuation allowance for deferred tax assets	9,680	4,374	—	14,054

     (3) Exhibits

Exhibit
Number	Description of Documents

2.1	Agreement and Plan of Merger between Fiberstars, Inc., a California corporation, and Fiberstars, Inc., a Delaware corporation (incorporated by reference to Appendix C to the Registrant’s Definitive Proxy Statement filed on May 1, 2006).

3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed on May 1, 2006).

3.2	Certificate of Designation of Series A Participating Preferred Stock of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on November 27, 2006).

3.3	Bylaws of the Registrant (incorporated by reference to Appendix C to the Registrant’s Current Report on Form 8-K filed on November 27, 2006).

3.4	Certificate of Ownership and Merger, Merging Energy Focus, Inc., a Delaware corporation, into Fiberstars, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2007).

4.1	Form of Warrant for the purchase of shares of common stock (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on June 19, 2003).

4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 27, 2006)

4.3	Rights Agreement dated as of October 25, 2006 between the Registrant and Mellon Investor Services, LLC, as rights agent (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on November 27, 2006).

4.4	Form of Warrant for the purchase of shares of common stock (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on November 27, 2006).

4.5	Form of Warrant for the purchase of shares of common stock (incorporated by reference to Exhibit 1.2 to the Registrant’s Current Report on Form 8-K filed on March 19, 2008).

4.6	Amendment No. 1 to Rights Agreement between the Registrant and Mellon Investment Services, LLC, as Rights Agent, dated as of March 12, 2008 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 19, 2009).

4.7	Amendment No. 2 to the Rights Agreement between the Registrant and Mellon Investment Services, LLC, as Rights Agent, dated as of December 31, 2009.

4.8	Common Stock Purchase Warrant No. 2009SRCW-01 for the purchase of 600,000 shares of common stock dated December 31, 2009 in the name of Woodstone Energy, LLC.

4.9	Form of Common Stock Purchase Warrant for the purchase of shares of common stock dated as of December 29, 2009.

4.10	Form of Common Stock Purchase Warrant No. 2010LPCW-01 for the purchase of 350,000 shares of common stock (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 19, 2010).

4.11	Form of Common Stock Purchase Warrant for the purchase of shares of common stock dated as of March 30, 2010.

10.1†	1994 Employee Stock Purchase Plan, amended as of December 7, 2000 (incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-52042) filed on December 18, 2000).

10.2	Form of Agreement between the Registrant and independent sales representatives (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form SB-2 (Commission File No. 33-79116-LA)).

10.3*	Distribution Agreement dated March 21, 1995 between the Registrant and Mitsubishi International Corporation (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1994).

10.4*	Three -Year Supply Agreement dated November 30, 2000 between the Registrant and Mitsubishi International Corporation (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K405 filed on April 2, 2001).

10.5	Securities Purchase Agreement dated June 17, 2003 among the Registrant and the investors named therein (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on June 19, 2003).

10.6†	Form of Indemnification Agreement for officers of the Registrant (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2004).

10.7	Form of Indemnification Agreement for directors of the Registrant (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2004).

10.8	Production Share Agreement dated October 9, 2003 among the Registrant, North American Production Sharing, Inc., and Industrias Unidas de B.C., S.A. de C.V. (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2004).

10.9†	Consulting Agreement effective as of December 15, 2004 between the Registrant and Gensler Architecture, Design, and Planning, P.C. (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2006).

Exhibit
Number	Description of Documents

10.10†	Consulting Agreement effective as of December 15, 2004 between the Registrant and Jeffrey H. Brite (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2006).

10.11	Loan and Security Agreement between Silicon Valley Bank and the Registrant dated August 15, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 18, 2005).

10.12†	Employment Agreement between the Registrant and John M. Davenport dated July 1, 2005 (incorporated by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005).

10.13†	Severance Agreement between the Registrant and David N. Ruckert dated September 16, 2005 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005).

10.14*	Fiberstars Development Agreement between the Registrant and Advanced Lighting Technologies, Inc. dated September 19, 2005 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005)

10.15*	ADLT Development Agreement between the Registrant and Advanced Lighting Technologies, Inc. dated September 19, 2005 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005).

10.16*	Equipment Purchase and Supply Agreement between the Registrant and Deposition Sciences, Inc. dated September 19, 2005 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005).

10.17	Cross-License Agreement between the Registrant and Advanced Lighting Technologies, Inc. dated September 19, 2005 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005).

10.18	Master Services Agreement between the Registrant and Advanced Lighting Technologies, Inc. dated September 19, 2005 (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Qfiled on November 14, 2005).

10.19	First Amendment to Production Share Agreement, effective as of August 17, 2005, among the Registrant, North American Production Sharing, Inc., and Industrias Unidas de B.C., S.A. de C.V. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 25, 2005).

10.20	Sublease between Venture Lighting International, Inc. and the Registrant dated as of November 11, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 17, 2005).

10.21	Amended and Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank dated December 30, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 6, 2006).

10.22†	Consulting Agreement between the Registrant and David N. Ruckert dated as of February 3, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2006).

10.23*	Equipment Purchase and Product Supply Agreement entered into as of May 25, 2006 between the Registrant and Deposition Sciences, Inc. (incorporated by reference to Exhibit 10.1 to Amendment No. 2 to the Registrant’s Quarterly Report on Form 10-Q filed on March 6, 2009).

10.24	Modification to Sublease between the Registrant and Keystone Ruby, LLC. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2006).

10.25	Amendment No. 1 to Amended and Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank dated September 25, 2006 (incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2006).

10.26†	First Amendment to Consulting Agreement between the Registrant and David N. Ruckert dated as of February 3, 2007 (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2007).

10.27†	Form of Indemnification Agreement for directors and officers of the Registrant (incorporated by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K filed on March 16, 2007).

10.28	Amendment No. 4 to Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the Registrant dated as of October 1, 2007 (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K filed on March 17, 2008).

10.29	Amendment No. 5 to Amended and Restated Loan and Security Agreement between Silicon Valley Bank and Registrant dated as of January 29, 2008 (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K filed on March 17, 2008).

10.30†	Management Agreement between Barry R. Greenwald and the Registrant dated as of October 19, 2007 (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K filed on March 17, 2008).

10.31	Form of Securities Purchase Agreement dated as of March 14, 2008 (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on March 19, 2008).

10.32	Second Amended and Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank dated as of October 15, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 7, 2008).

10.33†	1994 Stock Option Plan, amended as of May 24, 2000 (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-52042) filed on December 18, 2000).

10.34†	1994 Director’s Stock Option Plan, amended as of May 12, 1999 (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-52042) filed on December 18, 2000).

Exhibit
Number	Description of Documents

10.35†	2004 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-122-686) filed on February 10, 2005).

10.36†	2008 Incentive Stock Plan (incorporated by reference to Appendix D to the Registrant’s Definitive Proxy Statement filed on August 8, 2008).

10.37	Fourth Loan Modification and Forbearance Agreement to Second Amended and Restated Loan and Security Agreement between Registrant and Silicon Valley Bank dated as of August 25, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 13, 2009).

10.38	Fifth Loan Modification and Forbearance Agreement to Second Amended and Restated Loan and Security Agreement between Registrant and Silicon Valley Bank dated as of September 13, 2009 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 13, 2009).

10.39	Sixth Loan Modification and Forbearance Agreement to Second Amended and Restated Loan and Security Agreement between Registrant and Silicon Valley Bank dated as of October 5, 2009 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 13, 2009).

10.40	Member Interest Purchase Agreement among the Registrant and TLC Investments, LLC, Jamie Hall, and Robert E. Wilson dated December 31, 2009.

10.41	Convertible Promissory Note from the Registrant to TLC Investments, LLC, Jamie Hall, and Robert E. Wilson dated December 31, 2009.

10.42	Warrant Acquisition Agreement between the Registrant and Woodstone Engery, LLC dated December 31, 2009.

10.43	Form of Bonding Support Agreement dated as of December 29, 2009.

10.44	Form of Warrant Acquisition Agreement for bonding support dated as of December 29, 2009.

10.45†	Form of Agreement of Confidentiality and Non-Competition for employees including officers.

10.46	Purchase Agreement between the Registrant and Lincoln Park Capital Fund, LLC dated March 17, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 19, 2010).

10.47	Registration Rights Agreement between the Registrant and Lincoln Park Capital Fund, LLC dated March 17, 2010 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 19, 2010).

10.48	Note Purchase Agreement between the Registrant and EF Energy Partners LLC dated March 30, 2010.

10.49	Secured Subordinated Promissory Note from the Registrant to EF Energy Partners LLC dated March 30, 2010.

10.50	Warrant Acquisition Agreement among the Registrant and the investors named therein dated March 30, 2010.

21.1	Subsidiaries of the Registrant (filed with this Report).

23.1	Consent of Plante & Moran, PLLC, Independent Registered Public Accounting Firm (filed with this Report).

23.2	Consent of Grant Thornton, LLP, Independent Registered Public Accounting Firm (filed with this Report).

24.1	Power of Attorney (filed with this Report).

31.1	Rule 13a-14(a) Certification by Chief Executive Officer (filed with this Report).

31.2	Rule 13a-14(a) Certification by Chief Financial Officer (filed with this Report).

32.1	Section 1350 Certification of Chief Executive Officer (filed with this Report).

32.2	Section 1350 Certification of Chief Financial Officer (filed with this Report).

*	Confidential treatment has been granted with respect to certain portions of this agreement.

†	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized.

ENERGY FOCUS, INC.
Date: March 31, 2010	By:	/s/ JOSEPH G. KAVESKI
Joseph G. Kaveski
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 2010.

Signature	Title

/s/ JOSEPH G. KAVESKI	Chief Executive Officer and Director
Joseph G. Kaveski	(Principal Executive Officer)

/s/ JOHN M. DAVENPORT	President and Director
John M. Davenport

/s/ NICHOLAS G. BERCHTOLD	Vice President of Finance and Chief Financial Officer
Nicholas G. Berchtold	(Principal Financial and Accounting Officer)

*/s/ R. LOUIS SCHNEEBERGER	Director
R. Louis Schneeberger

*/s/ J. JAMES FINNERTY	Director
J. James Finnerty

*/s/ MICHAEL A. KASPER	Director
Michael A. Kasper

*/s/ PAUL VON PAUMGARTTEN	Director
Paul Von Paumgartten

*/s/ PHILIP E. WOLFSON	Director
Philip E. Wolfson

*/s/ DAVID N. RUCKERT	Director
David N. Ruckert

*/s/ DAVID ANTHONY	Director
David Anthony

*	The undersigned, by signing his name, signs this Report on March 31, 2010 on behalf of the above officers and directors pursuant to a Power of Attorney executed by them and filed as an exhibit to this Report.

By:	/s/ JOSEPH G. KAVESKI
Joseph G. Kaveski, Attorney-in-Fact.

EXHIBIT INDEX

Exhibit
Number	Description of Documents

2.1	Agreement and Plan of Merger between Fiberstars, Inc., a California corporation, and Fiberstars, Inc., a Delaware corporation (incorporated by reference to Appendix C to the Registrant’s Definitive Proxy Statement filed on May 1, 2006).

3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed on May 1, 2006).

3.2	Certificate of Designation of Series A Participating Preferred Stock of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on November 27, 2006).

3.3	Bylaws of the Registrant (incorporated by reference to Appendix C to the Registrant’s Current Report on Form 8-K filed on November 27, 2006).

3.4	Certificate of Ownership and Merger, Merging Energy Focus, Inc., a Delaware corporation, into Fiberstars, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2007).

4.1	Form of Warrant for the purchase of shares of common stock (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on June 19, 2003).

4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 27, 2006)

4.3	Rights Agreement dated as of October 25, 2006 between the Registrant and Mellon Investor Services, LLC, as rights agent (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on November 27, 2006).

4.4	Form of Warrant for the purchase of shares of common stock (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on November 27, 2006).

4.5	Form of Warrant for the purchase of shares of common stock (incorporated by reference to Exhibit 1.2 to the Registrant’s Current Report on Form 8-K filed on March 19, 2008).

4.6	Amendment No. 1 to Rights Agreement between the Registrant and Mellon Investment Services, LLC, as Rights Agent, dated as of March 12, 2008 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 19, 2009).

4.7	Amendment No. 2 to the Rights Agreement between the Registrant and Mellon Investment Services, LLC, as Rights Agent, dated as of December 31, 2009.

4.8	Common Stock Purchase Warrant No. 2009SRCW-01 for the purchase of 600,000 shares of common stock dated December 31, 2009 in the name of Woodstone Energy, LLC.

4.9	Form of Common Stock Purchase Warrant for the purchase of shares of common stock dated as of December 29, 2009.

4.10	Form of Common Stock Purchase Warrant No. 2010LPCW-01 for the purchase of 350,000 shares of common stock (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 19, 2010).

4.11	Form of Common Stock Purchase Warrant for the purchase of shares of common stock dated as of March 30, 2010.

10.1†	1994 Employee Stock Purchase Plan, amended as of December 7, 2000 (incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-52042) filed on December 18, 2000).

10.2	Form of Agreement between the Registrant and independent sales representatives (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form SB-2 (Commission File No. 33-79116-LA)).

10.3*	Distribution Agreement dated March 21, 1995 between the Registrant and Mitsubishi International Corporation (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1994).

10.4*	Three -Year Supply Agreement dated November 30, 2000 between the Registrant and Mitsubishi International Corporation (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K405 filed on April 2, 2001).

10.5	Securities Purchase Agreement dated June 17, 2003 among the Registrant and the investors named therein (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on June 19, 2003).

10.6†	Form of Indemnification Agreement for officers of the Registrant (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2004).

10.7	Form of Indemnification Agreement for directors of the Registrant (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2004).

10.8	Production Share Agreement dated October 9, 2003 among the Registrant, North American Production Sharing, Inc., and Industrias Unidas de B.C., S.A. de C.V. (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2004).

10.9†	Consulting Agreement effective as of December 15, 2004 between the Registrant and Gensler Architecture, Design, and Planning, P.C. (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2006).

Exhibit
Number	Description of Documents

10.10†	Consulting Agreement effective as of December 15, 2004 between the Registrant and Jeffrey H. Brite (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2006).

10.11	Loan and Security Agreement between Silicon Valley Bank and the Registrant dated August 15, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 18, 2005).

10.12†	Employment Agreement between the Registrant and John M. Davenport dated July 1, 2005 (incorporated by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005).

10.13†	Severance Agreement between the Registrant and David N. Ruckert dated September 16, 2005 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005).

10.14*	Fiberstars Development Agreement between the Registrant and Advanced Lighting Technologies, Inc. dated September 19, 2005 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005)

10.15*	ADLT Development Agreement between the Registrant and Advanced Lighting Technologies, Inc. dated September 19, 2005 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005).

10.16*	Equipment Purchase and Supply Agreement between the Registrant and Deposition Sciences, Inc. dated September 19, 2005 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005).

10.17	Cross-License Agreement between the Registrant and Advanced Lighting Technologies, Inc. dated September 19, 2005 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005).

10.18	Master Services Agreement between the Registrant and Advanced Lighting Technologies, Inc. dated September 19, 2005 (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Qfiled on November 14, 2005).

10.19	First Amendment to Production Share Agreement, effective as of August 17, 2005, among the Registrant, North American Production Sharing, Inc., and Industrias Unidas de B.C., S.A. de C.V. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 25, 2005).

10.20	Sublease between Venture Lighting International, Inc. and the Registrant dated as of November 11, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 17, 2005).

10.21	Amended and Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank dated December 30, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 6, 2006).

10.22†	Consulting Agreement between the Registrant and David N. Ruckert dated as of February 3, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2006).

10.23*	Equipment Purchase and Product Supply Agreement entered into as of May 25, 2006 between the Registrant and Deposition Sciences, Inc. (incorporated by reference to Exhibit 10.1 to Amendment No. 2 to the Registrant’s Quarterly Report on Form 10-Q filed on March 6, 2009).

10.24	Modification to Sublease between the Registrant and Keystone Ruby, LLC. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2006).

10.25	Amendment No. 1 to Amended and Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank dated September 25, 2006 (incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2006).

10.26†	First Amendment to Consulting Agreement between the Registrant and David N. Ruckert dated as of February 3, 2007 (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2007).

10.27†	Form of Indemnification Agreement for directors and officers of the Registrant (incorporated by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K filed on March 16, 2007).

10.28	Amendment No. 4 to Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the Registrant dated as of October 1, 2007 (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K filed on March 17, 2008).

10.29	Amendment No. 5 to Amended and Restated Loan and Security Agreement between Silicon Valley Bank and Registrant dated as of January 29, 2008 (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K filed on March 17, 2008).

10.30†	Management Agreement between Barry R. Greenwald and the Registrant dated as of October 19, 2007 (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K filed on March 17, 2008).

10.31	Form of Securities Purchase Agreement dated as of March 14, 2008 (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on March 19, 2008).

10.32	Second Amended and Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank dated as of October 15, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 7, 2008).

10.33†	1994 Stock Option Plan, amended as of May 24, 2000 (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-52042) filed on December 18, 2000).

10.34†	1994 Director’s Stock Option Plan, amended as of May 12, 1999 (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-52042) filed on December 18, 2000).

Exhibit
Number	Description of Documents

10.35†	2004 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-122-686) filed on February 10, 2005).

10.36†	2008 Incentive Stock Plan (incorporated by reference to Appendix D to the Registrant’s Definitive Proxy Statement filed on August 8, 2008).

10.37	Fourth Loan Modification and Forbearance Agreement to Second Amended and Restated Loan and Security Agreement between Registrant and Silicon Valley Bank dated as of August 25, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 13, 2009).

10.38	Fifth Loan Modification and Forbearance Agreement to Second Amended and Restated Loan and Security Agreement between Registrant and Silicon Valley Bank dated as of September 13, 2009 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 13, 2009).

10.39	Sixth Loan Modification and Forbearance Agreement to Second Amended and Restated Loan and Security Agreement between Registrant and Silicon Valley Bank dated as of October 5, 2009 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 13, 2009).

10.40	Member Interest Purchase Agreement among the Registrant and TLC Investments, LLC, Jamie Hall, and Robert E. Wilson dated December 31, 2009.

10.41	Convertible Promissory Note from the Registrant to TLC Investments, LLC, Jamie Hall, and Robert E. Wilson dated December 31, 2009.

10.42	Warrant Acquisition Agreement between the Registrant and Woodstone Engery, LLC dated December 31, 2009.

10.43	Form of Bonding Support Agreement dated as of December 29, 2009.

10.44	Form of Warrant Acquisition Agreement for bonding support dated as of December 29, 2009.

10.45†	Form of Agreement of Confidentiality and Non-Competition for employees including officers.

10.46	Purchase Agreement between the Registrant and Lincoln Park Capital Fund, LLC dated March 17, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 19, 2010).

10.47	Registration Rights Agreement between the Registrant and Lincoln Park Capital Fund, LLC dated March 17, 2010 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 19, 2010).

10.48	Note Purchase Agreement between the Registrant and EF Energy Partners LLC dated March 30, 2010.

10.49	Secured Subordinated Promissory Note from the Registrant to EF Energy Partners LLC dated March 30, 2010.

10.50	Warrant Acquisition Agreement among the Registrant and the investors named therein dated March 30 ,2010.

21.1	Subsidiaries of the Registrant (filed with this Report).

23.1	Consent of Plante & Moran, PLLC, Independent Registered Public Accounting Firm (filed with this Report).

23.2	Consent of Grant Thornton, LLP, Independent Registered Public Accounting Firm (filed with this Report).

24.1	Power of Attorney (filed with this Report).

31.1	Rule 13a-14(a) Certification by Chief Executive Officer (filed with this Report).

31.2	Rule 13a-14(a) Certification by Chief Financial Officer (filed with this Report).

32.1	Section 1350 Certification of Chief Executive Officer (filed with this Report).

32.2	Section 1350 Certification of Chief Financial Officer (filed with this Report).

*	Confidential treatment has been granted with respect to certain portions of this agreement.

†	Management contract or compensatory plan or arrangement.