Form 10-Q
period 2010-03-31
ENERGY FOCUS, INC/DE
filed 2010-05-13
CIK 924168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
The number of outstanding shares of the registrants’ Common Stock, $0.0001 par value, as of April 30, 2010 was 22,930,366.

ITEM 1. FINANCIAL STATEMENTS
ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share and per share data)

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,810	$1,062
Accounts receivable trade, net	5,351	2,922
Inventories, net	3,298	3,770
Prepaid and other current assets	573	509

Total current assets	11,032	8,263

Fixed assets, net	2,894	3,091
Goodwill, net	672	672
Intangible assets, net	2,482	2,750
Collateralized assets	2,500	2,500
Other assets	81	102

Total assets	$19,661	$17,378

LIABILITIES
Current liabilities:
Accounts payable	$4,070	$1,677
Accrued liabilities	2,426	1,854
Deferred revenue	591	295

Total current liabilities	7,087	3,826

Other deferred liabilities	130	149
Acquisition-related contingent liabilities	1,062	1,183
Long-term borrowings	1,655	715

Total liabilities	9,934	5,873

SHAREHOLDERS’ EQUITY
Preferred stock, par value $0.0001 per share:
Authorized: 2,000,000 shares in 2010 and 2009 Issued and outstanding: no shares in	—	—
Common stock, par value $0.0001 per share:
Authorized: 30,000,000 shares in 2010 and 2009 Issued and outstanding: 21,370,000 in 2010 and 21,250,000 in 2009	1	1
Additional paid-in capital	73,242	71,373
Accumulated other comprehensive income	397	474
Accumulated deficit	(63,913)	(60,343)

Total shareholders’ equity	9,727	11,505

Total liabilities and shareholders’ equity	$19,661	$17,378

The accompanying notes are an integral part of these financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands except per share amounts)
(unaudited)

	Three months ended
	March 31,
	2010	2009
Net sales	$8,357	$2,523
Cost of sales	6,962	2,295

Gross profit	1,395	228

Operating expenses:
Research and development	55	156
Sales and marketing	1,619	1,546
General and administrative	1,679	1,264
Revaluation of equity instruments	1,421	—
Restructuring expense	26	—

Total operating expenses	4,800	2,966

Loss from operations	(3,405)	(2,738)

Other (expense) income:
Other (expense) income	(65)	19
Interest expense	(99)	(20)

Loss from continuing operations before income taxes	(3,569)	(2,739)

Provision for income taxes	(1)	—

Net loss from continuing operations	$(3,570)	$(2,739)

Discontinued operations:

Loss before income taxes of discontinued operations	—	(302)

Provision for income taxes	—	—

Loss from discontinued operations	—	(302)

Net loss	$(3,570)	$(3,041)

Net loss per share — basic and diluted	$(0.17)	$(0.21)

Shares used in computing net loss per share — basic and diluted	21,270	14,835

The accompanying notes are an integral part of these financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands)
(unaudited)

	Three months ended
	March 31,
	2010	2009
Net loss	$(3,570)	$(3,041)

Other comprehensive loss
Foreign currency translation adjustments	(77)	(44)

Comprehensive loss	$(3,647)	$(3,085)

The accompanying notes are an integral part of these financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Three months ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(3,570)	$(3,041)
Less: loss from discontinued operations	—	(302)

Net loss from continuing operations	(3,570)	(2,739)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation	208	262
Stock-based compensation	147	196
Revaluation of equity instruments	1,421	—
Provision for doubtful accounts receivable	7	(11)
Amortization of intangible assets	268	—
Amortization of discounts on long-term borrowings	36	—
Deferred revenue	296	(118)
Changes in assets and liabilities:
Accounts receivable, inventories, and other assets	(2,118)	651
Accounts payable and accrued liabilities	2,867	(2,282)

Total adjustments	3,132	(1,302)

Net cash used in continuing operations	(438)	(4,041)
Net cash provided by discontinued operations	—	444

Net cash used in operating activities	(438)	(3,597)

Cash flows from investing activities:
Acquisition of fixed assets	(16)	(81)

Net cash used in continuing investing activities	(16)	(81)
Net cash used in discontinued investing activities	—	(2)

Net cash used in investing activities	(16)	(83)

Cash flows from financing activities:
Cash proceeds from issuances of common stock, net	55	—
Discounts on notes payable	246	—
Borrowings on long-term borrowings	904	—

Net cash provided by continuing financing activities	1,205	0
Net cash used in discontinued financing activities	—	(132)

Net cash provided by (used in) financing activities	1,205	(132)

Effect of exchange rate changes on cash	(3)	44

Net increase (decrease) in cash and cash equivalents	748	(3,768)
Cash and cash equivalents at beginning of period	1,062	10,568

Cash and cash equivalents at end of period	$1,810	$6,800

The accompanying notes are an integral part of these financial statements.

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)
NOTE 1. NATURE OF OPERATIONS
Energy Focus, Inc. and its subsidiaries (“the company”) engage in the design, development, manufacturing, marketing, and installation of energy-efficient lighting systems where the company serves two segments:
•	solutions-based sales providing turnkey, high-quality, energy-efficient lighting application alternatives; and

•	product-based sales featuring pool lighting and general commercial lighting, each of which markets and sells energy-efficient lighting systems.
The company continues to evolve its business strategy to include providing its customers with turnkey, comprehensive energy-efficient lighting solutions, which use, but are not limited to, its patented and proprietary technology. The company’s solutions include light-emitting diode (“LED”), ceramic metal halide (“CMH”), fiber optic (“EFO”), high-intensity discharge (“HID”), and other highly energy-efficient lighting technologies. Typical savings of the company’s current technology approximates 80% in electricity costs, while providing full-spectrum light closely simulating daylight colors. The company’s strategy also incorporates continued investment into the research of new and emerging energy sources including, but not limited to, solar energy.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Reclassifications
Certain prior year amounts have been reclassified within the Consolidated Financial Statements (“financial statements”) to be consistent with the current year presentation.
Basis of Presentation
The financial statements include the accounts of the company and its subsidiaries, Stones River Companies, LLC (“SRC”) in Nashville, Tennessee, and Crescent Lighting Limited (“CLL”) located in the United Kingdom. LBM Lichtleit-Fasertechnik (“LBM”) located in Berching, Germany, was sold in December, 2009 and is included in these financial statements as discontinued operations. All significant inter-company balances and transactions have been eliminated.
Interim Financial Statements (unaudited)
Although unaudited, the interim financial statements in this report reflect all adjustments, consisting only of all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position, results of operations, and cash flows for the interim periods covered and of the financial condition of the company at the interim balance sheet date. The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.
Year-end Balance Sheet
The year-end balance sheet information was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the company’s audited financial statements and notes thereto for the year ended December 31, 2009, which are contained in the company’s 2009 Annual Report on Form 10-K.

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
Liquidity
The company has incurred losses attributable to operational performance which has led to negative cash flows. Although management believes that it has addressed many of the legacy issues that have historically burdened the company’s financial performance, the company still faces challenges in order to reach profitability. In order for the company to attain profitability and growth, it will need to successfully address these challenges, including the continuation of cost reductions throughout its organization, execution of its marketing and sales plans for its new turnkey energy-efficient lighting solutions business, continued evaluation and divestiture of non-core business product lines, and continued improvements in its supply chain performance.
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
Collateralized Assets
The company maintains $2,500,000 of cash securitization related to the company’s $10,000,000 surety bonding program associated with the acquisition of SRC on December 31, 2009. This cash is secured for a period of not less than 24 months, unless the company is able to provide sufficient alternative means of securitization satisfactory to the surety carrier.
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

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)
A reconciliation of the numerator and denominator of basic and diluted loss per share is provided as follows (in thousands, except per share amounts):

	Three months ended
	March 31,
	2010	2009
Numerator — basis and diluted loss per share
Net loss	$(3,570)	$(3,041)

Denominator — basis and diluted loss per share
Weighted average shares outstanding	21,270	14,835

Basic and diluted net loss per share	$(0.17)	$(0.21)

At March 31, 2010, options and warrants to purchase 7,963,000 shares of common stock were outstanding, but were not included in the calculation of diluted net loss per share because their inclusion would have been anti-dilutive. Options and warrants to purchase 5,665,000 shares of common stock were outstanding at March 31, 2009, but were not included in the calculation of diluted net loss per share because their inclusion would have been anti-dilutive.
Stock-Based Compensation
The company’s stock-based compensation plan is described in detail in its Annual Report on Form 10-K for the year ended December 31, 2009.
For the quarter ended March 31, 2010, the company recorded compensation expense of $147,000 compared to $196,000 for the quarter ended March 31, 2009. Total unearned compensation of $1,444,000 remains at March 31, 2010 compared to $1,279,000 at March 31, 2009. These costs will be charged to expense, amortized on a straight line basis, in future periods through the first quarter of 2014. The remaining weighted average life of the outstanding options is approximately 1.9 years.
     The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. Estimates utilized in the calculation include the expected life of option, risk-free interest rate, and expected volatility, and are further comparatively detailed below.

	Three months ended
	March 31,
	2010	2009
Fair value of options issued	$0.70	$0.50
Exercise price	$1.02	$0.84
Expected life of option	4.0 years	4.0 years
Risk-free interest rate	1.86%	1.53%
Expected volatility	97.40%	82.40%
Dividend yield	0%	0%
The company granted 1,010,000 stock options during the quarter ended March 31, 2010, and 360,000 during the quarter ended March 31, 2009. The options granted during the quarter ended March 31, 2010 are contingent upon the approval of the increase to the maximum aggregate number of stock options awarded under the 2008 Incentive Stock Plan from 1,000,000 shares to 3,000,000 shares by shareholders at the 2010 Annual Meeting of Shareholders (“Annual Meeting”) to be held on June 16, 2010.

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)
On December 31, 2009, the company’s five senior executive officers, along with two other key executives of the company, agreed to accept voluntary cash salary reductions through June 30, 2010. Each officer and key executive voluntarily accepted a ten percent (“10%”) salary reduction for this six month period, except for one officer who voluntarily accepted a forty percent (“40%”) decrease for this six month period. The number of restricted shares of common stock issued to each officer and executive was equal to the dollar value of the individual’s salary reduction divided by the closing price per share of the company’s common stock on December 30, 2009. The total number of restricted shares of common stock issued to these officers and executives was 209,000. The company reserves the right to extend these salary reductions beyond that date. The company recorded compensation expense of $58,000 for the quarter ended March 31, 2010 related to these voluntary salary reductions.
Product Warranties
The company warrants finished goods against defects in material and workmanship under normal use and service for periods of one to three years for illuminators and fiber. Settlement costs consist of actual amounts expensed for warranty services which are largely a result of third-party service calls, and the costs of replacement products. A liability for the estimated future costs under product warranties is maintained for products outstanding under warranty and is included in accrued expenses in the Condensed Consolidated Balance Sheet. The warranty activity for the respective years is as follows (in thousands):

	Three months ended
	March 31,
	2010	2009
Balance at the beginning of the period	$211	$308
Accruals for warranties issued	(5)	24
Settlements made during the period (in cash or in kind)	(20)	(27)

Balance at the end of the period	$186	$305

NOTE 3. ACQUISITION
On December 31, 2009, the company acquired 100% of the members’ interest of SRC, a Tennessee limited liability company, from TLC Investments, LLC (“TLC”), a Tennessee limited liability company, for a combination of cash, convertible debt, a contingent based earn-out, and shares of the company’s common stock. SRC is a lighting retro fit company and an energy systems and solutions provider located in Nashville, Tennessee. SRC provides the company with the reputation and strong brand recognition within in the existing public sector buildings market based upon its 20 years of experience serving these markets. Given the significant existing contract backlog, pipeline of potential future contracts, proven delivery performance and strong existing relationships with its customer base that SRC brings to the company; it will be able to readily penetrate these markets with its unique and proven technology while simultaneously benefiting from the other natural synergies that exist between our two businesses. This acquisition is the foundation by which the company will emerge into a national turn-key energy solutions provider.
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

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)
The purchase price was allocated based on the fair value of the assets acquired leading to the purchase price allocation as follows (in thousands):

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
These intangible assets have estimated useful lives as set forth in the table above and amortization expense for the following fiscal years for the acquired intangible assets is estimated to be as follow (in thousands):

Year ending March 31,	Amount
2011	$967
2012	592
2013	378
2014	216
2015 and thereafter	329

Total amortization expense	$2,482

Of the intangible assets acquired, $672,000 was assigned to goodwill. None of the goodwill is expected to be deductible for tax purposes.
NOTE 4. DISCONTINUED OPERATIONS
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

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)
The following table summarizes the components included with net loss from discontinued operations within the company’s Condensed Consolidated Statement of Operations for the period indicated (amounts in thousands):

Three
Months
Ended
March 31,
2009
Net sales	$265
Total expenses	567

Loss from operations of discontinued operations	(302)
Provision for income tax	—

Net loss from discontinued operations	$(302)

NOTE 5. INVENTORIES
Inventories are stated at the lower of standard cost (which approximates actual cost determined using the first-in, first-out cost method) or market and consist of the following (in thousands):

	March 31,	December 31,
	2010	2009
Raw materials	$2,862	$2,785
Inventory reserve	(974)	(1,010)
Finished goods	1,410	1,995

Inventories	$3,298	$3,770

NOTE 6. FIXED ASSETS
Fixed assets are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets and consist of the following (in thousands):

	March 31,	December 31,
	2010	2009
Equipment (useful life 3 - 15 years)	$7,702	$7,856
Tooling (useful life 2 - 5 years)	2,303	2,305
Furniture and fixtures (useful life 5 years)	167	168
Computer software (useful life 3 years)	474	476
Leasehold improvements (the shorter of useful life or lease life)	887	911

Fixed assets at cost	11,533	11,716
Less: accumulated depreciation	(8,639)	(8,625)

Fixed assets, net	$2,894	$3,091

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)
NOTE 7. LONG-TERM BORROWINGS
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
In conjunction with the acquisition of SRC on December 31, 2009, the company entered into an agreement with the seller, TLC Investments, LLC (“TLC”), whereby a Convertible Promissory Note (“Convertible Note”) was issued for the principal amount of $500,000. This Convertible Note bears interest at the Wall Street Journal Prime Rate plus two percent (2%), which along with the principal, is due and payable on June 30, 2013 (“maturity date”). Additionally, TLC has the right to convert the principal of the Convertible Note, in whole, into 500,000 shares of the company’s common stock at any time during the period commencing on June 30, 2010 and through the maturity date. Additionally, as a provision to the Convertible Note, if the reported closing price of a share of the company’s common stock shall not be equal to or greater than $2.00 for at least twenty (20) trading days between June 30, 2010 and June 30, 2013, the company shall pay TLC an additional fee of $500,000 on the maturity date.

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)
On March 30, 2010, the company entered into an agreement with EF Energy Partners LLC, an Ohio limited liability company (“EF Energy”), under which it sold to EF Energy a Secured Subordinated Promissory Note (“Subordinated Note”) for the principal amount of $1,150,000. The company secured the full amount of this financing with a pledge of its United States gross accounts receivable and selected capital equipment. This Subordinated Note bears interest at a rate of 12.5%, which is payable quarterly, in arrears, commencing September 30, 2010. The entire outstanding principal balance of this Subordinated Note, together with all accrued interest thereon, is due and payable on March 30, 2013. Additionally, the company issued to the eight investors in EF Energy five-year, detachable penny warrants to purchase shares of the company’s common stock at a rate of 0.2 warrants per dollar of financing, or 230,000 warrants, with an expiration date of March 30, 2015. The company and EF Energy are not related.
Through the company’s United Kingdom subsidiary, the company maintains a British pounds sterling-denominated bank overdraft facility with Lloyds Bank Plc, in the amount of $379,000, based on the exchange rate at March 31, 2010. There were no borrowings against this facility as of March 31, 2010 or December 31, 2009. The facility is renewed annually on January 1. The interest rate on the facility was 2.75% at March 31, 2010 and December 31, 2009.
Future maturities of remaining borrowings are (in thousands):

Long-Term
Year ending March 31,	Borrowings
2011	$—
2012	550
2013	1,650
2014	—
2015 and thereafter	70

Gross long-term borrowings	2,270
Less: discounts on long-term borrowings	(615)

Total commitment, net	$1,655

NOTE 8. COMPREHENSIVE OPERATIONS
Comprehensive income (loss) is defined as net income (loss) plus sales, expenses, gains, and losses that, under generally accepted accounting principles, are included in comprehensive income (loss) but excluded from net income (loss). A separate statement of comprehensive loss has been presented with this report.
NOTE 9. SEGMENTS AND GEOGRAPHIC INFORMATION
The company has two reportable segments: product-based sales featuring pool lighting and general commercial lighting, each of which markets and sells lighting systems, and solutions-based sales providing turnkey, high-quality, energy-efficient lighting application alternatives. The company’s products are sold through a combination of direct sales employees, independent sales representatives, and various distributors in different geographic markets throughout the world. The company’s solutions-based sales are designed to enhance total value by positively impacting customers’ profitability, the environment, and the communities it serves. These solutions are sold through our direct sales employees as well as our SRC subsidiary, and include not only the company’s proprietary energy-efficient lighting solutions, but also sourced lighting systems, energy audits, and service agreements.

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)
The following summarizes the company’s reportable segment data for periods indicated (in thousands):

	Three months ended
	March 31,
	2010	2009
Solutions
Net sales	$5,280	$—
Cost of goods sold	4,287	—

Gross profit	993	—
Operating expenses:
Sales and marketing	269	—
General and administrative	338	—

Total operating expenses	607	—

Segment income (loss)	$386	$—

Products:
Net sales	$3,077	$2,523
Cost of goods sold	2,675	2,295

Gross profit	402	228
Operating expenses:
Research and development	55	156
Sales and marketing	1,295	1,495
General and administrative	69	69
Restructuring expense	26	—

Total operating expenses	1,445	1,720

Segment loss	$(1,043)	$(1,492)

Reconciliation of segment income (loss) to net loss:
Segment income (loss)
Solutions	$386	$—
Products	(1,043)	(1,492)

Total segment loss	(657)	(1,492)
Operating expenses:
Sales and marketing	55	51
General and administrative	1,272	1,195
Revaluation of equity instruments	1,421	—

Total operating expenses	2,748	1,246
Other expense	(164)	(1)

Net loss from continuing operations before income taxes	(3,569)	(2,739)
Provision for income taxes	(1)	—

Net loss from continuing operations	(3,570)	(2,739)
Loss from discontinued operations	—	(302)

Net loss	$(3,570)	$(3,041)

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)
A geographic summary of net sales from continuing operations is as follows (in thousands):

	Three months ended
	March 31,
	2010	2009
United States Domestic	$7,284	$1,587
Other Countries	1,073	936

Net sales from continuing operations	$8,357	$2,523

A geographic summary of long-lived assets, which consists of fixed assets, goodwill, and intangible assets, is as follows (in thousands):

	March 31,	December 31,
	2010	2009
United States Domestic	$5,869	$6,306
Other Countries	179	207

Long-lived assets, net	$6,048	$6,513

NOTE 10. INCOME TAXES
At March 31, 2010, the company has recorded a full valuation allowance against its deferred tax asset in the United States, due to uncertainties related to the company’s ability to utilize its deferred tax assets, primarily consisting of certain net operating losses carried forward. The valuation allowance is based upon the company’s estimates of taxable income by jurisdiction and the period over which its deferred tax assets will be recoverable.
NOTE 11. COMMITMENTS AND CONTINGENCIES
In connection with the acquisition of SRC, the company maintains a performance-related contingent obligation related to the 2.5% payout based upon the annual revenues of the acquired business over the 42 months commencing January 1, 2010, and a $500,000 fee if the market price of the company’s common stock is not equal to or greater than $2.00 per share for at least twenty trading days between June 30, 2010 and June 30, 2013. Payments related to the performance-related contingent obligation totaling $126,000 were made during the three months ended March 31, 2010.
NOTE 12. RELATED PARTY TRANSACTIONS
On February 3, 2006, the company had entered into a consulting agreement with David Ruckert, a member of its Board of Directors. This agreement was terminated on June 30, 2007. No payments were made during the three months ended March 31, 2010 or March 31, 2009. Additionally, Mr. Ruckert was granted options to purchase 32,000 shares of the company’s common stock. Stock compensation expense incurred under ASC 718 related to these options was $7,000 for the quarter ended March 31, 2010 and $7,000 for the quarter ended March 31, 2009.
On May 27, 2009, the company entered into a Promissory Note (“Note”) with The Trust in the amount of $70,000. Please refer to Note 7, Long-Term Borrowings, for discussion of the terms of the Note.

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)
In November 2009, the company received an additional $3,344,000 in equity financing, net of expenses by selling 4,813,000 shares of common stock in a registered offering. The investment was made by numerous current Energy Focus shareholders, including two then current members of the company’s Board of Directors. The investment was made under the company’s registration statement for a $3,500,000 common stock subscription rights offering. Under the terms of the rights offering, the company distributed, at no charge to its shareholders, transferable rights to purchase up to $3.5 million of the company’s common stock at the established subscription price per share of $0.75, which was set by the company’s Board of Directors. At the time the offering began, the company distributed to each shareholder one transferable right for each share of common stock owned by the shareholder. Each right entitled the holder to purchase one share of the company’s common stock, par value $0.0001 per share, subject to a maximum of 4,600,000 shares to be issued in the offering. Shareholders were entitled to subscribe for shares not subscribed for by other shareholders. Among the investors were Philip E. Wolfson, a member of the company’s Board of Directors at the time of the transaction, and who invested approximately $8,000 in the aggregate. Also among the investors was The Trust, whose trustees include David Gelbaum.
In the company’s subscription rights offering discussed above, an investor inadvertently purchased 1,000,000 shares of our common stock at $0.75 per share. The company agreed to facilitate the sale of these shares to another shareholder or investor or to purchase them directly. A purchase of those shares by the company would have severely depleted its cash-on-hand and working capital. After contacting selected shareholders and investors, the company introduced the investor to The Trust, the company’s largest shareholder. The company was informed on December 30, 2009, by the investor and The Trust that The Trust had agreed to purchase those shares at $0.80 per share. At that time, the closing market price of a share of the company’s common stock was approximately $0.65 per share. To facilitate the purchase of the 1,000,000 shares by The Trust, on December 30, 2009, the company agreed with The Trust to reduce the exercise price of the 1,560,062 warrants issued to The Trust in March 2008 to $0.01 per share upon the completion of the purchase of all 1,000,000 shares in 2010. The purchase of the 1,000,000 shares by The Trust was completed on February 20, 2010. The company incurred a non-cash charge of $1,421,000 for the quarter ended March 31, 2010 related to the revaluation of the warrants to purchase shares of the company’s common stock acquired by The Quercus Trust in the company’s March 2008 equity financing. On April 28, 2010, The Trust exercised the 2008 warrants. The company has asked its shareholders to approve the reduction in the exercise price at its Annual Meeting.
On December 29, 2009, and in conjunction with the acquisition of SRC, the company entered into Letter of Credit Agreements (“LOC’s”) with John Davenport, President of the company, and with The Trust, for $250,000 and $300,000, respectively. Please refer to Note 7, Long-Term Borrowings, for discussion of the terms of these LOC’s.
Rob Wilson, the company’s Vice President of SRC, is a minority owner in TLC Investments, LLC (“TLC”), a Tennessee limited liability company, as well as in Woodstone Energy, LLC (“Woodstone”), a Tennessee limited liability company, both of which are located in Nashville, Tennessee.
In conjunction with the acquisition of SRC on December 31, 2009, the company entered into an agreement with TLC whereby a Convertible Promissory Note (“Convertible Note”) was issued for the principal amount of $500,000. This Convertible Note bears interest at a rate of the Wall Street Journal Prime Rate plus two percent (2%), which along with the principal, is due and payable on June 30, 2013. Additionally, TLC has the right to convert the principal of the Convertible Note, in whole, into 500,000 shares of the company’s common stock at any time during the period commencing on June 30, 2010 and ending the maturity date. Additionally, as a provision to the Convertible Note, if the reported closing price of a share of the company’s common stock shall not be equal to or greater than $2.00 for at least twenty (20) trading days between June 30, 2010 and June 30, 2013, the company shall pay TLC an additional fee of $500,000 on the maturity date.
On December 31, 2009, the company issued to Woodstone warrants to purchase up to 600,000 shares of the company’s common stock at an exercise price of $0.65 per share, and with a term ending on December 31, 2014. The warrants become exercisable only if SRC receives from Woodstone firm contracts or purchase orders for at least $10,000,000 by June 30, 2013. The warrants vest in two tranches: 400,000 shares when contracts or purchase orders between SRC and Woodstone reach $10,000,000 and an additional 200,000 shares when contracts or purchase orders between SRC and Woodstone reach an additional $5,000,000. The warrants include registration rights for the shares of common stock to be issued upon exercise of the warrants.

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)
NOTE 13. LEGAL MATTERS
On January 20, 2010 a competitor and former supplier filed a complaint against the company in the Court of Chancery of the State of Delaware, alleging that the company has misused proprietary trade secrets, breached a contract, and engaged in deceptive trade practices relating to one of its lighting products. The complaint seeks injunctive relief and damages. The company has answered the complaint and filed a counterclaim for breach of contract. The company strongly denies any impropriety, believes that the complaint is without merit, and intends to vigorously defend itself. In the opinion of management, this lawsuit should not have an adverse effect on the company’s financial condition, cash flows, or results of operations
The company is not currently engaged in any other litigation and does not anticipate becoming involved in any in the foreseeable future.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements (“financial statements”) and related notes included elsewhere in this report and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2009.
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
Overview
Energy Focus, Inc. and its subsidiaries (“the company”) engage in the design, development, manufacturing, marketing, and installation of energy-efficient lighting systems where we serve two segments:
•	solutions-based sales providing turnkey, high-quality, energy-efficient lighting application alternatives; and

•	product-based sales featuring pool lighting and general commercial lighting, each of which markets and sells energy-efficient lighting systems.
We continue to evolve our business strategy to include providing its customers with turnkey, comprehensive energy-efficient lighting solutions, which use, but are not limited to, its patented and proprietary technology. Our solutions include light-emitting diode (“LED”), ceramic metal halide (“CMH”), fiber optic (“EFO”), high-intensity discharge (“HID”), and other highly energy-efficient lighting technologies. Typical savings related to our current technology approximates 80% in electricity costs, while providing full-spectrum light closely simulating daylight colors. Our strategy also incorporates continued investment into the research of new and emerging energy sources including, but not limited to, solar energy.
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
Results of Operations
Cash Utilization
Cash utilization was $402,000 for the quarter ended March 31, 2010, excluding $1,150,000 of cash received from the selling of a Secured Subordinated Promissory Note for the principal amount of $1,150,000. Cash utilization for the quarter ended March 31, 2009 was $3,768,000.
Net Sales and Gross Profit
Solutions-based net sales from continuing operations were $5,280,000 for the quarter ended March 31, 2010 resulting from our Stones River Companies, LLC (“SRC”) subsidiary, which was acquired on December 31, 2009.
Product-based net sales from continuing operations were $3,077,000 for the quarter ended March 31, 2010; an increase of $554,000 compared to the quarter ended March 31, 2009. The increase resulted from a $497,000 increase in government related product-based net sales, as well as by a $135,000 increase in product-based net sales by our United Kingdom subsidiary.

Gross profit was $1,395,000 for the quarter ended March 31, 2010; an increase of $1,167,000 compared to the quarter ended March 31, 2009. The gross profit margin as a percentage of sales increased to 16.7% for the first quarter of 2010 as compared to 9.1% for the first quarter of 2009.
Global economic conditions within all of our legacy markets, and particularly within the housing and new construction markets, deteriorated at a pace faster than our cost reduction initiatives could offset. Through September 2009, we maintained two manufacturing and assembly facilities for our North American operations which resulted in overall lower gross profitability on a net sales per dollar basis. In a continuing effort to reduce the fixed overhead of the company, and in conjunction with the strategic transition into a turnkey energy-efficient lighting services solutions company, we relocated 100% of the North American manufacturing and assembly operation into our lower cost Mexican contract manufacturing facility. Furthermore, we eliminated our Solon, Ohio distribution services operation during the quarter ended March 31, 2010. Lastly, we continue to negotiate with our Solon facility landlord to develop a mutually beneficial early termination of our lease agreement in that facility.
Research and development
Net research and development expenses decreased 65.0% to $55,000 for the quarter ended March 31, 2010 as compared to $156,000 for the quarter ended March 31, 2009. Our gross research and development expenses are reduced on a proportional performance basis under DARPA Small Business Innovation Research (“SBIR”) development contracts. In 2007, SBIR contracts were signed totaling $1,500,000 to be reimbursed over a two-year recovery period. During 2009, additional SBIR contracts were signed totaling $1,707,000 to be reimbursed through July 2010. At March 31, 2010, $1,222,000 remained as unrecognized reductions of gross research and development expenses. The gross research and development spending along with credits from government contracts is shown in the table:

	Three months ended
	March 31,
	2010	2009
Gross research and development expenses	$316	$330
Deduct: incurred and accrued credits from government contracts	(261)	(174)

Net research and development expenses	$55	$156

Sales and marketing
Sales and marketing expenses increased 4.7% to $1,619,000 for the quarter ended March 31, 2010 as compared to $1,546,000 for the quarter ended March 31, 2009. The increase is primarily due to sales and marketing expenses related to SRC of $269,000. Excluding the SRC related expenses, sales and marketing expenses decreased 12.7% to $1,350,000, primarily due to decreased salaries and benefits, as well as management’s continuing efforts to reduce costs.
General and administrative
General and administrative expenses increased $415,000 to $1,679,000 for the quarter ended March 31, 2010 as compared to $1,264,000 quarter ended March 31, 2009. The increase is primarily due to general and administrative expenses related to SRC of $338,000. Included in the general and administrative expenses related to SRC is a non-cash charge of $268,000 for the amortization of SRC’s intangible assets. Excluding the SRC related expenses, general and administrative expenses increased 6.1% to $1,341,000, primarily due to increased professional service fees.
Revaluation of equity instruments
We recognized a non-cash charge of $1,421,000 related to the revaluation of warrants to purchase shares of our common stock acquired by The Quercus Trust in our March 2008 equity financing. Please refer to Note 12 of our Condensed Consolidated Financial Statements (“financial statements”) for discussion of this transaction.
Restructuring Expenses
We recognized restructuring expenses of $26,000 for the quarter ended March 31, 2010 associated with relocating our manufacturing equipment and operations. We incurred no restructuring expense during the first quarter of 2009.

Other Income and Expenses
We had interest income of $2,000 and interest expense of $101,000 for the quarter ended March 31, 2010. Interest income consists of interest earned on deposits. Interest expense is for interest on our long-term borrowings, as well as for the contingent consideration and market price fee included in the acquisition of SRC. Please refer to Note 3 of our financial statements for discussion of this contingent consideration and market price fee. We had interest income of $4,000 and interest expense of $24,000 for the quarter ended March 31, 2009.
Discontinued Operations
As part of our strategy of evaluating the viability of our non-core businesses and our aggressive pursuit of capital funding, we determined that our German subsidiary was not directly aligned with our objective to become a leading provider of turnkey, comprehensive energy-efficient lighting solutions. Therefore, in the third quarter of 2009, we committed to a plan to sell our German subsidiary, LBM Lichtleit-Fasertechnik (“LBM”).
In December 2009, we completed the sale of our ownership in LBM for $225,000 comprised of cash and a promissory note. Furthermore, we will receive an earn out equal to ten percent (“10%”) of post-acquisition, pre-amortization, pre-tax profit for a period of 24 months commencing January 2010. As part of this transaction, the purchaser assumed all rights to both tangible and intangible assets as well as all of the liabilities of LBM.
Net sales from discontinued operations were $265,000 for the quarter ended March 31, 2009. Net loss from discontinued operations was $302,000 for the quarter ended March 31, 2009.
We have reported the business described above as discontinued operations for all periods presented. Please refer to Note 4 of our financial statements for discussion concerning discontinued operations.
Net loss
We recorded a net loss of $3,570,000 for the quarter ended March 31, 2010, a 17.4% increase from the net loss of $3,041,000 for the quarter ended March 31, 2009.
Liquidity and Capital Resources
Cash and Cash Equivalents
At March 31, 2010, our cash and cash equivalents were $1,810,000 as compared to $1,062,000 at December 31, 2009, a net cash increase of $748,000 for the quarter ended March 31, 2010. This compares to a net cash decrease of $3,768,000 for quarter ended March 31, 2009.
Cash (Used in) Provided by Operating Activities
Net cash used in operating activities of continuing operations primarily consists of net loss adjusted by non-cash items, including depreciation, amortization, and stock-based compensation, as well as the effect of changes in working capital. Cash decreased during the quarter ended March 31, 2010, by a net loss of $3,570,000, compared to a net loss of $3,041,000 for the quarter ended March 31, 2009. After adjustments, net cash used in operating activities of continuing operations was $438,000 for the quarter ended March 31, 2010 compared to a net cash usage of $4,041,000 for the quarter ended March 31, 2009.
Net cash provided by operating activities of discontinued operations primarily consists of net loss adjusted by non-cash items, including depreciation, as well as the effect of changes in working capital. Cash decreased during the quarter ended March 31, 2009, by a net loss of $302,000 for the quarter ended March 31, 2009. After adjustments, net cash provided by operating activities of discontinued operations was $444,000 for the quarter ended March 31, 2009.
Cash Used in Investing Activities
Net cash used in investing activities of continuing operations was $16,000 for the quarter ended March 31, 2010, a decrease of 80.2% compared to a net cash usage of $81,000 for the quarter ended March 31, 2009. During both periods, cash was used for the acquisition of fixed assets.
Net cash used in investing activities of discontinued operations was $2,000 for the quarter ended March 31, 2009 for the acquisition of fixed assets.

Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities of continuing operations was $1,205,000 for the quarter ended March 31, 2010. Cash provided was primarily due to the selling of a Secured Subordinated Promissory Note for the principal amount of $1,150,000. Please refer to Note 7 of our Condensed Consolidated Financial Statements (“financial statements”) for discussion of this transaction. For the quarter ended March 31, 2009, financing activities neither provided nor used cash.
Net cash used in financing activities of discontinued operations was $132,000 for the quarter ended March 31, 2009. This cash usage was due to payment on line of credit and long-term borrowings.
Long-Term Borrowings
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

On March 30, 2010, we entered into an agreement with EF Energy Partners LLC, an Ohio limited liability company (“EF Energy”), under which it sold to EF Energy a Secured Subordinated Promissory Note (“Subordinated Note”) for the principal amount of $1,150,000. We secured the full amount of this financing with a pledge of our United States gross accounts receivable and selected capital equipment. This Subordinated Note bears interest at a rate of 12.5%, which is payable quarterly, in arrears, commencing September 30, 2010. The entire outstanding principal balance of this Subordinated Note, together with all accrued interest thereon, is due and payable on March 30, 2013. Additionally, we issued to the eight investors in EF Energy five-year, detachable penny warrants to purchase shares of our common stock at a rate of 0.2 warrants per dollar of financing, or 230,000 warrants, with an expiration date of March 30, 2015. We are not related to EF Energy.
Through our United Kingdom subsidiary, we maintain a British pounds sterling-denominated bank overdraft facility with Lloyds Bank Plc, in the amount of $379,000, based on the exchange rate at March 31, 2010. There were no borrowings against this facility as of March 31, 2010 or December 31, 2009. This facility is renewed annually on January 1. The interest rate on the facility was 2.75% at March 31, 2010, and December 31, 2009.
Liquidity
We have incurred losses attributable to operational performance which has led to negative cash flows. Although management believes that it has addressed many of the legacy issues that have historically burdened our financial performance, we still face challenges in order to reach profitability. In order for our company to attain profitability and growth, we will need to successfully address these challenges, including the continuation of cost reductions throughout our organization, execution of our marketing and sales plans for our new turnkey energy-efficient lighting solutions business, continued evaluation and divestiture of non-core business product lines, and continued improvements in our supply chain performance.
Although we are optimistic about obtaining the funding necessary for our company to continue as a going concern, there can be no assurances that this objective will be successful. We are currently aggressively pursuing the following external funding sources:
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
Critical Accounting Policies
The preparation of our financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies, and the reported amounts of net sales and expenses in the financial statements. Material differences may result in the amount and timing of net sales and expenses if different judgments or different estimates were utilized. Critical accounting policies, judgments, and estimates which we believe have the most significant impact on our financial statements include allowances for doubtful accounts, returns, warranties, valuation of inventories, and stock-based compensation. For the detailed discussion of the application of policies critical to our business operations, see our Annual Report on Form 10-K for the year ended December 31, 2009.

Recent Accounting Pronouncements
In January, 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-02, Consolidation (Topic 810) — Accounting and Reporting for Decreases in Ownership of a Subsidiary – A Scope Clarification. ASU 2010-02 clarifies the scope of the decrease in ownership provisions of Subtopic 810 and expands disclosure requirements about deconsolidation of a subsidiary or de-recognition of a group of assets. ASU 2010-02 is effective beginning in the first interim of annual reporting period ending on or after December 15, 2009. The adoption of ASU 2010-02-02 did not have an impact on our consolidated financial statements.
In October, 2009, the FASB issued ASU 2009-013, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements. ASU 2009-13 revises certain accounting for revenue arrangements with multiple deliverables. In particular, when vendor specific objective evidence or third-party evidence for deliverables in an arrangement cannot be determined, ASU 2009-13 allows use of a best estimate of the selling price to allocate the arrangement consideration among them. ASU 2009-13 is effective for the first quarter of 2011, with early adoption permitted. We do not expect that the adoption of ASU 2009-13 will have a material impact on our consolidated financial statements.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of March 31, 2010, we had British pounds sterling-denominated cash valued at $1,000 held in the United Kingdom, based on the exchange rate at March 31, 2010. The balances for cash held in the United Kingdom are subject to exchange rate risk. We have a policy of maintaining cash balances in local currency unless an amount of cash is occasionally transferred in order to repay inter-company debts.

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures
We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet, and management believes that they meet, reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Any design of disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
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
(b) Changes in internal control over financial reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On January 29, 2010, a competitor and former supplier filed a complaint against our company in the Court of Chancery of the State of Delaware, alleging that the company has misused proprietary trade secrets, breached a contract, and engaged in deceptive trade practices relating to one of our lighting products. The complaint seeks injunctive relief and damages. We have answered the complaint and filed a counterclaim for breach of contract. We strongly deny any impropriety, believe that the complaint is without merit, and intend to vigorously defend ourselves. In the opinion of management, this lawsuit should not have an adverse effect on our financial condition, cash flows, or results of operations.
We are not currently engaged in any other litigation and do not anticipate becoming involved in any in the foreseeable future.
ITEM 1A. RISK FACTORS
Other than the below risk factor, there are no significant changes in risk factors from our Annual Report on Form 10-K for the year ended December 31, 2009.
We have not been in compliance with the continued listing requirements of the NASDAQ Global Market.
From time to time during the fourth quarter of 2009 and early in the first quarter of 2010, we have not met the NASDAQ Global Market (“NASDAQ”) continued listing requirements that call for the maintenance of a minimum bid price of our common stock of $1.00 per share and minimum shareholders’ equity of $10,000,000. We received formal notices of non-compliance from NASDAQ. Although we regained compliance with NASDAQ continued listing requirements on those occasions, there is a continuing risk that we could again become non-compliant with the listing requirements. In this regard, our shareholders’ equity as of the end of the first quarter has fallen below the minimum shareholder equity requirement. We are preparing a remedial plan to regain compliance. If the minimum bid price of our common stock should fall below $1.00 for an extended period of time in the future, we will be required to take remedial action on it as well. If we are unable to maintain the minimum listing price of our common stock, or regain and maintain minimum shareholders’ equity, and if our common stock becomes subject to being delisted from trading on the NASDAQ Global Market, we could transfer trading in our common stock to the NASDAQ Capital Market or other exchange which could potentially result in a loss of trading liquidity.
ITEM 5. OTHER INFORMATION
On May 12, 2010, we notified the NASDAQ by telephone that the company’s shareholder equity as shown in its Condensed Consolidated Balance Sheet as of March 31, 2010 was $9,727,000, which is less than the minimum $10,000,000 required by NASDAQ Rule 5450(b)(1)(A) (the “Rule”). We are preparing a plan to regain compliance with the Rule that will be submitted to the NASDAQ Listing Department (“Listing Department”). While we have not yet received a notification of deficiency from the Listing Department, we expect to receive one within the next few days and anticipate that the notification letter will permit us 45 days to submit a compliance plan and, if the plan is acceptable, an additional 135 days to regain compliance with the Rule.
ITEM 6. EXHIBITS

Exhibit
Number	Description
10.1	Form of Management Continuity Agreement for Executive Officers.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2003 (18 U.S.C. §1350).

32.2	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2003 (18 U.S.C. §1350).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY FOCUS, INC.
Date: May 13, 2010	By:	/s/ Joseph G. Kaveski
Joseph G. Kaveski
Chief Executive Officer

	By:	/s/ Nicholas G. Berchtold
Nicholas G. Berchtold
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description
10.1	Form of Management Continuity Agreement for Executive Officers.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2003 (18 U.S.C. §1350).

32.2	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2003 (18 U.S.C. §1350).