Form 10-Q
period 2010-06-30
ENERGY FOCUS, INC/DE
filed 2010-08-12
CIK 924168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of July 30, 2010 was 23,329,775.

Item 1. Financial Statements
ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share and per share data)

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,099	$1,062
Accounts receivable, net	6,023	2,922
Inventories, net	2,948	3,770
Prepaid and other current assets	944	509

Total current assets	12,014	8,263

Property and equipment, net	2,730	3,091
Goodwill	672	672
Intangible assets, net	2,213	2,750
Collateralized assets	2,500	2,500
Other assets	64	102

Total assets	$20,193	$17,378

LIABILITIES
Current liabilities:
Accounts payable	$5,820	$1,677
Accrued liabilities	2,210	1,854
Deferred revenue	788	295

Total current liabilities	8,818	3,826

Other deferred liabilities	7	149
Acquisition-related contingent liabilities	971	1,183
Long-term borrowings	1,711	715

Total liabilities	11,507	5,873

SHAREHOLDERS’ EQUITY
Preferred stock, par value $0.0001 per share:
Authorized: 2,000,000 shares in 2010 and 2009
Issued and outstanding: no shares in 2010 and 2009	—	—
Common stock, par value $0.0001 per share:
Authorized: 60,000,000 shares at June 30, 2010 and 30,000,000 at December 31, 2009
Issued and outstanding: 23,299,000 at June 30, 2010 and 21,250,000 at December 31, 2009	1	1
Additional paid-in capital	74,034	71,373
Accumulated other comprehensive income	376	474
Accumulated deficit	(65,725)	(60,343)

Total shareholders’ equity	8,686	11,505

Total liabilities and shareholders’ equity	$20,193	$17,378

The accompanying notes are an integral part of these financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands except per share amounts)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Net sales	$8,958	$3,325	$17,315	$5,848
Cost of sales	7,390	2,513	14,352	4,808

Gross profit	1,568	812	2,963	1,040

Operating expenses:
Research and development	(134)	175	(79)	331
Sales and marketing	1,518	1,575	3,137	3,121
General and administrative	1,516	1,172	3,195	2,436
Revaluation of equity instruments	329	—	1,750	—
Restructuring expense	—	—	26	—

Total operating expenses	3,229	2,922	8,029	5,888

Loss from operations	(1,661)	(2,110)	(5,066)	(4,848)

Other income (expense):
Other (expense) income	(1)	149	(66)	168
Interest expense	(148)	(21)	(247)	(41)

Loss from continuing operations before income taxes	(1,810)	(1,982)	(5,379)	(4,721)

Provision for income taxes	(2)	—	(3)	—

Loss from continuing operations	$(1,812)	$(1,982)	$(5,382)	$(4,721)

Discontinued operations:

Loss from discontinued operations before income taxes	—	(367)	—	(669)

Provision for income taxes	—	—	—	—

Loss from discontinued operations	—	(367)	—	(669)

Net loss	$(1,812)	$(2,349)	$(5,382)	$(5,390)

Net loss per share — basic and diluted	$(0.08)	$(0.16)	$(0.25)	$(0.36)

Shares used in computing net loss per share - basic and diluted	22,582	14,915	21,953	14,877

The accompanying notes are an integral part of these financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Net loss	$(1,812)	$(2,349)	$(5,382)	$(5,390)

Other comprehensive income (loss):
Foreign currency translation adjustments	(21)	162	(98)	118

Comprehensive loss	$(1,833)	$(2,187)	$(5,480)	$(5,272)

The accompanying notes are an integral part of these financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Six months ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(5,382)	$(5,390)
Less: loss from discontinued operations	—	(669)

Net loss from continuing operations	(5,382)	(4,721)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation	405	524
Stock-based compensation	321	364
Revaluation of equity instruments	1,750	—
Provision for doubtful accounts receivable	13	(39)
Amortization of intangible assets	537	—
Amortization of discounts on long-term borrowings	93	—
Deferred revenue	493	25
Loss on disposal of fixed assets	3	—
Changes in assets and liabilities:
Accounts receivable, inventories, and other assets	(2,788)	1,025
Accounts payable and accrued liabilities	4,193	(1,982)

Total adjustments	5,020	(83)

Net cash used in continuing operations	(362)	(4,804)
Net cash provided by discontinued operations	—	102

Net cash used in operating activities	(362)	(4,702)

Cash flows from investing activities:
Acquisition of fixed assets	(54)	(145)

Net cash used in continuing investing activities	(54)	(145)
Net cash provided by discontinued investing activities	—	314

Net cash (used in) provided by investing activities	(54)	169

Cash flows from financing activities:
Cash proceeds from issuances of common stock, net	344	10
Cash proceeds from long-term borrowings	1,150	70

Net cash provided by continuing financing activities	1,494	80
Net cash used in discontinued financing activities	—	(411)

Net cash provided by (used in) financing activities	1,494	(331)

Effect of exchange rate changes on cash	(41)	(91)

Net increase (decrease) in cash and cash equivalents	1,037	(4,955)
Cash and cash equivalents at beginning of period	1,062	10,568

Cash and cash equivalents at end of period	$2,099	$5,613

The accompanying notes are an integral part of these financial statements.

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)
NOTE 1. NATURE OF OPERATIONS
Energy Focus, Inc. and its subsidiaries (the “Company”) engage in the design, development, manufacturing, marketing, and installation of energy-efficient lighting systems where the Company serves two segments:
•	solutions-based sales providing turnkey, high-quality, energy-efficient lighting application alternatives; and

•	product-based sales featuring general commercial and industrial lighting and pool lighting, each of which markets and sells energy-efficient lighting systems.
The Company continues to evolve its business strategy to include providing its customers with turnkey, comprehensive energy-efficient lighting solutions, which use, but are not limited to, its patented and proprietary technology. Company product-based solutions include light-emitting diode (“LED”), ceramic metal halide (“CMH”), fiber optic (“EFO”), high-intensity discharge (“HID”), and other highly energy-efficient lighting technologies. Typical savings related to current technology of the Company approximates 80% in electricity costs, while providing full-spectrum light closely simulating daylight colors. The Company’s strategy also incorporates continued investment into the research of new and emerging energy sources including, but not limited to, solar energy.
The Company’s development of solar technology is continuing through its leadership role in the United States government’s Very High Efficiency Solar Cell (“VHESC”) Consortium sponsored by the Defense Advanced Research Projects Agency (“DARPA”). The goal of the VHESC project is to develop a 40% or greater efficient solar cell for United States military applications, which would also be available to the public for commercial application.
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
Reclassifications
Certain prior year amounts have been reclassified within the Consolidated Financial Statements (“financial statements”), and related notes thereto, to be consistent with the current year presentation.
Basis of Presentation
The financial statements include the accounts of the Company and its subsidiaries, Stones River Companies, LLC (“SRC”) in Nashville, Tennessee, and Crescent Lighting Limited (“CLL”) located in the United Kingdom. LBM Lichtleit-Fasertechnik (“LBM”) located in Berching, Germany, was sold in December 2009 and is included in these financial statements as discontinued operations. All significant inter-company balances and transactions have been eliminated.
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

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)
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
Foreign Currency Translation
The Company’s international subsidiary uses its local currency as its functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the year. Resulting translation adjustments are recorded directly to “Accumulated other comprehensive income” within shareholders’ equity. Foreign currency transaction gains and losses are included as a component of “Other income (expense)”. Gains and losses from foreign currency translation are included as a separate component of “Other comprehensive loss” within the Condensed Consolidated Statement of Comprehensive Income (Loss).
Liquidity
The Company has incurred losses attributable to operational performance which has led to negative cash flows. Although management believes that it has addressed many of the legacy issues that have historically burdened the Company’s financial performance, the Company still faces challenges in order to reach profitability. In order for the Company to attain profitability and growth, the Company will need to continue to successfully address these challenges, including the continuation of cost reductions throughout the organization, execution of the marketing and sales plans for the Company’s new turnkey energy-efficient lighting solutions business, continued evaluation and divestiture of non-core business product lines, and continued improvements in supply chain performance.
The Company is optimistic about obtaining the funding necessary to meet tactical and strategic capital requirements. However, there can be no assurances that this objective will be successful. As such, the Company will continue to pursue selected external funding sources, if necessary, to execute strategic or tactical objectives of the Company including:
•	obtain financing from non-traditional investment capital organizations,

•	potential sale or divestiture of one or more operating units, and

•	obtain funding from the sale of common stock or other equity, debt, or convertible instruments.
Obtaining financing through the above-mentioned mechanisms contains risks, including:
•	loans or other debt instruments may have terms and/or conditions, such as interest rate, restrictive covenants, and control or revocation provisions, which are not acceptable to management or the Board of Directors,

•	the current global economic crisis combined with the Company’s current financial condition may prevent the Company from being able to obtain any debt financing,

•	financing may not be available for parties interested in pursuing the acquisition of one or more operating units of the Company, and

•	additional equity financing may not be available in the current economic environment and could lead to further dilution of shareholder value for current shareholders of record.
Collateralized Assets
The Company maintains $2,500,000 of cash securitization related to the Company’s $10,000,000 surety bonding program associated with the acquisition of SRC on December 31, 2009. This cash is secured through December, 2011, unless the Company is able to provide sufficient alternative means of securitization satisfactory to the surety carrier.
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

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)
A reconciliation of the numerator and denominator of basic and diluted loss per share is provided as follows (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Basic and diluted loss per share:
Net loss	$(1,812)	$(2,349)	$(5,382)	$(5,390)

Basic and diluted loss per share:
Weighted average shares outstanding	22,582	14,915	21,953	14,877

Basic and diluted net loss per share	$(0.08)	$(0.16)	$(0.25)	$(0.36)

At June 30, 2010 and 2009, options and warrants to purchase 6,403,000 and 5,734,000 shares of common stock, respectively, were outstanding, but were not included in the calculation of diluted net loss per share because their inclusion would have been anti-dilutive.
Stock-Based Compensation
The Company’s stock-based compensation plan is described in detail in its Annual Report on Form 10-K for the year ended December 31, 2009.
For the three and six months ended June 30, 2010, the Company recorded compensation expense of $174,000 and $321,000, respectively, compared to $168,000 and $364,000 for the three and six months ended June 30, 2009, respectively. Total unearned compensation of $1,270,000 remains at June 30, 2010 compared to $1,152,000 at June 30, 2009. These costs will be charged to expense, amortized on a straight line basis, in future periods through the first quarter of 2014. The remaining weighted average life of the outstanding options is approximately 1.9 years.
The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. Estimates utilized in the calculation include the expected life of option, risk-free interest rate, and expected volatility, and are further comparatively detailed below.

	Six months ended
	June 30,
	2010	2009
Fair value of options issued	$0.70	$0.48
Exercise price	$1.02	$0.79
Expected life of option	4.0 years	4.0 years
Risk-free interest rate	1.86%	1.70%
Expected volatility	97.40%	84.05%
Dividend yield	0%	0%
The Company granted 1,010,000 performance-based stock options during the six months ended June 30, 2010, and 465,000 during the six months ended June 30, 2009. These performance-based options, granted during the three months ended March 31, 2010, were granted contingent upon the approval of the increase to the maximum aggregate number of stock options awarded under the 2008 Incentive Stock Plan from 1,000,000 shares to 3,000,000 shares by shareholders at the 2010 Annual Meeting of Shareholders (“Annual Meeting”) held on June 16, 2010. The shareholders approved this increase at the annual meeting. These performance-based stock options will be exercisable by the grantees if, and only if, the Company achieves required revenue and cash-flow generation targets.

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)
On May 29, 2009, the Company’s five senior executive officers agreed to accept voluntary salary reductions for the remainder of the 2009 calendar year in exchange for the issuance of restricted shares of common stock as authorized under the Company’s 2008 Incentive Stock Plan. Two other key executives of the Company also accepted salary reductions for the balance of the year in exchange for restricted shares. Each officer and key executive voluntarily accepted a ten percent (10%) salary reduction for the remainder of 2009, except for one officer who voluntarily accepted a forty percent (40%) decrease for the remainder of 2009. The number of restricted shares of common stock issued to each officer and executive was equal to the dollar value of the individual’s salary reduction divided by the closing price per share of the Company’s common stock on May 29, 2009. The total number of restricted shares of common stock issued to these officers and executives was 209,000. The Company reserved the right to extend these salary reductions into the 2010 calendar year and beyond. Please refer to Note 14, Subsequent Events, for a discussion of the salary reductions implemented for the second half of 2010.
On December 31, 2009, the Company extended these salary reductions through June 30, 2010 issuing an additional 170,000 of restricted shares. The number of restricted shares of common stock issued to each officer and executive was equal to the dollar value of the individual’s salary reduction divided by the closing price per share of the Company’s common stock on December 30, 2009. On July 9, 2010, the Company’s five senior executive officers, along with two other key executives of the Company, agreed to accept voluntary cash salary reductions through December 31, 2010. Each officer and key executive voluntarily accepted a ten percent (10%) salary reduction for this six month period, except for one officer who voluntarily accepted a forty percent (40%) decrease for this six month period. The number of restricted shares of common stock issued to each officer and executive will be equal to the dollar value of the individual’s salary reduction divided by the closing price per share of the Company’s common stock on July 9, 2010. The total number of restricted shares of common stock to be issued to these officers and executives will be 88,000. Additionally, on May 29, 2009, two members of the Company’s Board of Directors voluntarily relinquished their directors’ fee for the balance of 2009 in exchange for restricted shares of common stock on the same terms as the shares granted to the officers. The number of restricted shares of common stock issued to each director was equal to the dollar value of the individual’s relinquished director’s fee divided by the closing price per share of the Company’s common stock on May 29, 2009. The total number of restricted shares of common stock issued to these directors was 19,000.
The Company recorded compensation expense of $55,000 and $110,000 for the three and six months ended June 30, 2010, respectively, related to these restricted shares.
Product Warranties
The Company warrants finished goods against defects in material and workmanship under normal use and service for periods of one to three years for illuminators and fiber. Settlement costs consist of actual amounts expensed for warranty services which are largely a result of third-party service calls, and the costs of replacement products. A liability for the estimated future costs under product warranties is maintained for products outstanding under warranty and is included in “Accrued liabilities” in the Condensed Consolidated Balance Sheet. The warranty activity, from continuing operations, for the respective years is as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Balance at the beginning of the period	$186	$289	$211	$293
Accruals for warranties issued	(28)	(127)	(38)	(104)
Settlements made during the period (in cash or in kind)	(13)	(31)	(28)	(58)

Balance at the end of the period	$145	$131	$145	$131

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)
NOTE 3. ACQUISITION
On December 31, 2009, the Company acquired 100% of the members’ interest of SRC, a Tennessee limited liability company, from TLC Investments, LLC (“TLC”), a Tennessee limited liability company, for a combination of cash, convertible debt, a contingent based earn-out, and shares of the Company’s common stock. SRC is a lighting retro fit company and an energy systems and solutions provider located in Nashville, Tennessee. SRC provides the Company with the reputation and strong brand recognition within the existing public sector buildings market based upon its 20 years of experience serving these markets. Given the significant existing contract backlog, pipeline of potential future contracts, proven delivery performance and strong existing relationships with its customer base that SRC brings to the Company; it will be able to readily penetrate these markets with its unique and proven technology while simultaneously benefiting from the other natural synergies that exist between our two businesses. This acquisition is the foundation by which the Company will emerge into a national turn-key energy solutions provider.
The Company acquired approximately $4,700,000 in assets, including accounts receivable, fixed assets, and other intangible assets. $672,000 of the purchase price was recorded on the Company’s Condensed Consolidated Balance Sheet under the caption “Goodwill”. Purchase price consideration was paid in the form of $1,500,000 of cash, 1,000,000 shares of Energy Focus Class A common stock, and a $500,000 note convertible into 500,000 shares of the Company’s Class A common stock. The transaction also includes performance-related contingent consideration including a 2.5% payout on the annual revenues of the acquired business over the next 42 months, and a $500,000 fee if the market price of the Company’s common stock is not equal to or greater than $2.00 per share for at least twenty trading days between June 30, 2010 and June 30, 2013. For the three and six months ended June 30, 2010, the Company has paid $131,000 and $257,000, respectively, for this performance-related contingent consideration.
The acquisition has been accounted for as a stock purchase and, accordingly, has been included in the accompanying financial statements of the Company as of December 31, 2009. Due to the absence of activity between the purchase date, December 31, 2009, and the date of our financial statements, there were no results of operations reported in 2009. In addition, comparative pro-forma information has not been presented as SRC was not a comparable stand-alone entity prior to the acquisition.
The purchase price was allocated based on the fair value of the assets acquired leading to the purchase price allocation as follows (in thousands):

	Amortization
	Life
Assets acquired:	(in years)	Amount
Accounts receivable		$1,258
Fixed asset		20
Goodwill	n/a	672
Intangible assets:
Tradename	10	500
Client relationships	5	2,250

Total purchase price		$4,700

The purchase price in excess of the fair value of the tangible assets acquired has been allocated to intangible assets and goodwill. The Company engaged an independent third-party expert to assist in the allocation of the purchase price to the various specific separately identifiable intangible assets. The methods utilized by this third-party are based upon generally accepted accounting conventions used in acquisition-related valuations and include peer volatility analysis, discounted cash flow analysis, annuity stream valuation and earnings-based valuation techniques. These conventions were reviewed and approved by management as well as the Company’s current independent public accounting firm.

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)
These intangible assets have estimated useful lives as set forth in the table above and amortization expense for the following fiscal years for the acquired intangible assets is estimated to be as follow (in thousands):

Year ending June 30,	Amount
2011	$861
2012	534
2013	337
2014	179
2015 and thereafter	302
Total amortization expense	$2,213

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
In December 2009, the Company completed the sale of its ownership rights in LBM for $225,000 comprised of cash and a promissory note. Furthermore, the Company will receive an earn out equal to ten percent (10%) of post-acquisition, pre-amortization, pre-tax profit for a period of 24 months commencing January, 2010. Excluding this earn out, the Company recorded a loss on disposal of subsidiary of $664,000. As part of this transaction, the purchaser assumed all rights to both tangible and intangible assets as well as all of the liabilities of LBM. Through June 30, 2010, LBM has not made any earn out payments to the Company.
The following table summarizes the components included in “Loss from discontinued operations” within the Company’s Condensed Consolidated Statement of Operations for the period indicated (amounts in thousands):

	Three	Six
	Months	Months
	Ended	Ended
	June 30,	June 30,
	2009	2009
Net sales	$439	$704
Total expenses	806	1,373

Loss from operations of discontinued operations	(367)	(669)
Provision for income tax	—	—

Net loss from discontinued operations	$(367)	$(669)

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)
NOTE 5. INVENTORIES
Inventories are stated at the lower of standard cost (which approximates actual cost determined using the first-in, first-out cost method) or market and consist of the following (in thousands):

	June 30,	December 31,
	2010	2009
Raw materials	$2,614	$2,934
Inventory reserve	(1,143)	(1,010)
Finished goods	1,477	1,846

Inventories	$2,948	$3,770

NOTE 6. PROPERTY AND EQUIPMENT
Property and equipment is stated at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets and consist of the following (in thousands):

	June 30,	December 31,
	2010	2009
Equipment (useful life 3 - 15 years)	$7,702	$7,856
Tooling (useful life 2 - 5 years)	2,307	2,305
Furniture and fixtures (useful life 5 years)	167	168
Computer software (useful life 3 years)	473	476
Leasehold improvements (the shorter of useful life or lease life)	886	911

Property and equipment at cost	11,535	11,716
Less: accumulated depreciation	(8,805)	(8,625)

Property and equipment, net	$2,730	$3,091

NOTE 7. LONG-TERM BORROWINGS
Effective October 15, 2008, the Company entered into a one year credit agreement with Silicon Valley Bank (“SVB”) incorporating a $4,000,000 revolving line of credit which replaced all existing facilities including the United States term loans. This new line of credit included a $1,500,000 sub-limit for cash management products, letters of credit and foreign currency exchange. Under this agreement, all domestic existing term loans and revolving credit lines were repaid and funded by this new borrowing arrangement. Borrowings under this agreement were collateralized by the Company’s assets, including intellectual property, and bore interest at the SVB Prime Rate plus 1%. The Company was required to maintain 85% of its cash and cash equivalents in operating and investment accounts with SVB and was also required to comply with certain covenant requirements, including a tangible net worth covenant. The amount of borrowings available to the Company was the lesser of $4,000,000 or the sum of up to 75% of eligible accounts receivable, as defined by the agreement, and 50% of its cash balance in deposit at SVB, capped at $1,500,000.
At December 31, 2008, the Company was not in compliance with the tangible net worth covenant requirement and such condition continued throughout 2009. As such, the Company entered into a series of loan modification and forbearance agreements (“agreements”) with effective dates ranging from January 31, 2009 through November 17, 2009. In conjunction with these agreements, the terms of the Company’s credit facility were revised culminating in a reduction to its revolving line of credit to $1,300,000 with a maturity date of October 15, 2009 and a change in the rates of interest charged throughout 2009 in the range of SVB Prime Rate plus 1.5% to 3.00%. Under this revised credit facility, the Company was required to maintain all of its cash and cash equivalents in operating and investment accounts with SVB and its affiliates and was also required to continue compliance with certain covenant requirements, including the tangible net worth covenant. During the third quarter of 2009, SVB informed the Company that it did not intend to renew its revolving line of credit when it was set to expire on October 15, 2009. Ultimately, the Company was able to extend the maturity date of this credit facility to December 31, 2009 at which time it liquidated the outstanding balance of $253,000 on the line of credit.

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)
On May 27, 2009, the Company entered into an Unsecured Promissory Note (“Note”) with The Quercus Trust (“The Trust”) in the amount of $70,000. Under the terms of this Note, the Company is obligated to pay The Trust the principal sum of the Note and interest accruing at a yearly rate of 1.00% in one lump sum payment on or before June 1, 2109. The Company received these funds on June 9, 2009.
On December 29, 2009 and in conjunction with the acquisition of SRC, the Company entered into Letter of Credit Agreements (“LOC’s”) with John Davenport, President of the Company, and with The Trust, for $250,000 and $300,000, respectively. These LOC’s have terms of 24 months and bear interest at a rate of 12.5% on the face amount. The LOC’s are collateralized by 15% and 18%, respectively, of the capital stock of Crescent Lighting Ltd., which in turn is based on CLL’s net worth as of November 30, 2009 and are subordinated to the senior indebtedness of the Company and CLL. As an incentive to enter into the LOC’s, the Company issued five-year, detached warrants to purchase 125,000 and 150,000 shares, respectively, of common stock at an exercise price of $0.01 per share. The Company’s shareholders approved the warrants at the Annual Meeting on June 16, 2010.
In conjunction with the acquisition of SRC on December 31, 2009, the Company entered into an agreement with TLC, whereby a Convertible Promissory Note (“Convertible Note”) was issued for the principal amount of $500,000. This Convertible Note bears interest at the Wall Street Journal Prime Rate plus two percent (2%), which along with the principal, is due and payable on June 30, 2013 (“maturity date”). Additionally, TLC has the right to convert the principal of the Convertible Note, in whole, but not in part, into 500,000 shares of our common stock at any time during the period commencing on June 30, 2010 and through the maturity date. Additionally, as a provision to the Convertible Note, if the reported closing price of a share of common stock of the Company shall not be equal to or greater than $2.00 for at least twenty (20) trading days between June 30, 2010 and June 30, 2013, we shall pay TLC an additional fee of $500,000 on the maturity date.
On March 30, 2010, the Company entered into an agreement with EF Energy Partners LLC (“EF Energy”), an Ohio limited liability company, under which it sold to EF Energy a Secured Subordinated Promissory Note (“Subordinated Note”) for the principal amount of $1,150,000. The Company secured the full amount of this financing with a pledge of its United States gross accounts receivable and selected capital equipment. This Subordinated Note bears interest at a rate of 12.5%, which is payable quarterly, in arrears, commencing September 30, 2010. The entire outstanding principal balance of this Subordinated Note, together with all accrued interest thereon, is due and payable on March 30, 2013. Additionally, the Company issued to the eight investors in EF Energy five-year, detached penny warrants ($.01 per share) to purchase shares of its common stock at a rate of 0.2 warrants per dollar of financing, or 230,000 warrants, with an expiration date of March 30, 2015. The Company and EF Energy Partners are not related.
Through its United Kingdom subsidiary, the Company maintains a British pounds sterling-denominated bank overdraft facility with Lloyds Bank Plc, in the amount of $375,000, based on the exchange rate at June 30, 2010. There were no borrowings against this facility as of June 30, 2010 or December 31, 2009. This facility is renewed annually on January 1. The interest rate on the facility was 2.75% at June 30, 2010, and December 31, 2009.
Future maturities of remaining borrowings are (in thousands):

Long-Term
Year ending June 30,	Borrowings
2011	$—
2012	550
2013	1,650
2014	—
2015 and thereafter	70

Gross long-term borrowings	2,270
Less: discounts on long-term borrowings	(559)

Total commitment, net	$1,711

NOTE 8. COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) is defined as net income (loss) plus sales, expenses, gains, and losses that, under generally accepted accounting principles, are included in comprehensive income (loss) but excluded from net income (loss). A separate statement of comprehensive loss has been presented with this report.

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)
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
The following summarizes the Company’s reportable segment data for periods indicated (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Solutions
Net sales	$4,935	$—	$10,215	$—
Cost of goods sold	4,051	—	8,338	—

Gross profit	884	—	1,877	—
Operating expenses:
Sales and marketing	353	—	623	—
General and administrative	345	—	683	—

Total operating expenses	698	—	1,306	—

Segment income	$186	$—	$571	$—

Products:
Net sales	$4,023	$3,325	$7,100	$5,848
Cost of goods sold	3,339	2,513	6,014	4,808

Gross profit	684	812	1,086	1,040
Operating expenses:
Research and development	(134)	175	(79)	332
Sales and marketing	1,115	1,518	2,410	3,012
General and administrative	35	5	104	74
Restructuring expense	—	—	26	—

Total operating expenses	1,016	1,698	2,461	3,418

Segment loss	$(332)	$(886)	$(1,375)	$(2,378)

Reconciliation of segment income (loss) to net loss:
Segment income (loss)
Solutions	$186	$—	$571	$—
Products	(332)	(886)	(1,375)	(2,378)

Total segment loss	(146)	(886)	(804)	(2,378)
Operating expenses:
Sales and marketing	50	57	104	108
General and administrative	1,136	1,167	2,408	2,362
Revaluation of equity instruments	329	—	1,750	—

Total operating expenses	1,515	1,224	4,262	2,470
Other (expense) income	(149)	128	(313)	127

Net loss from continuing operations before income taxes	(1,810)	(1,982)	(5,379)	(4,721)
Provision for income taxes	(2)	—	(3)	—

Net loss from continuing operations	(1,812)	(1,982)	(5,382)	(4,721)
Loss from discontinued operations	—	(367)	—	(669)

Net loss	$(1,812)	$(2,349)	$(5,382)	$(5,390)

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)
A geographic summary of net sales from continuing operations is as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
United States Domestic	$8,263	$2,494	$15,547	$4,081
Other Countries	695	831	1,768	1,767

Net sales from continuing operations	$8,958	$3,325	$17,315	$5,848

A geographic summary of long-lived assets, which consists of fixed assets, goodwill, and intangible assets, is as follows (in thousands):

	June 30,	December 31,
	2010	2009
United States Domestic	$5,462	$6,306
Other Countries	153	207

Long-lived assets, net	$5,615	$6,513

NOTE 10. INCOME TAXES
At June 30, 2010, the Company has recorded a full valuation allowance against its deferred tax asset in the United States, due to uncertainties related to the Company’s ability to utilize its deferred tax assets, primarily consisting of certain net operating losses carried forward. The valuation allowance is based upon the Company’s estimates of taxable income by jurisdiction and the period over which its deferred tax assets will be recoverable.
NOTE 11. COMMITMENTS AND CONTINGENCIES
In connection with the acquisition of SRC, the Company maintains a performance-related contingent obligation related to the 2.5% payout based upon the annual revenues of the acquired business over the 42 months commencing January 1, 2010, and a $500,000 fee if the market price of the Company’s common stock is not equal to or greater than $2.00 per share for at least twenty trading days between June 30, 2010 and June 30, 2013. For the three and six months ended June 30, 2010, the Company has paid $131,000 and $257,000, respectively, relating to the 2.5% payout.
NOTE 12. RELATED PARTY TRANSACTIONS
On February 3, 2006, the Company had entered into a consulting agreement with David Ruckert, a member of its Board of Directors. This agreement was terminated on June 30, 2007. No payments were made during the three and six months ended June 30, 2010 or June 30, 2009. Additionally, Mr. Ruckert was granted options to purchase 32,000 shares of the Company’s common stock. Stock compensation expense incurred under Auditing Standards Codification Topic Number 718, Compensation — Stock Compensation related to these options was $7,000 and $15,000 for both the three and six months, respectively, ended June 30, 2010 and June 30, 2009.
On May 27, 2009, the Company entered into a Promissory Note (“Note”) with The Trust in the amount of $70,000. Please refer to Note 7, Long-Term Borrowings, for discussion of the terms of the Note.

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)
In November 2009, the Company received an additional $3,344,000 in equity financing, net of expenses, by selling 4,813,000 shares of common stock in a registered offering. The investment was made by numerous current Energy Focus shareholders, including two then current members of the Company’s Board of Directors. The investment was made under the Company’s registration statement for a $3,500,000 common stock subscription rights offering. Under the terms of the rights offering, the Company distributed, at no charge to its shareholders, transferable rights to purchase up to $3.5 million of the Company’s common stock at the established subscription price per share of $0.75, which was set by the Company’s Board of Directors. At the time the offering began, the Company distributed to each shareholder one transferable right for each share of common stock owned by the shareholder. Each right entitled the holder to purchase one share of the Company’s common stock, par value $0.0001 per share, subject to a maximum of 4,600,000 shares to be issued in the offering. Shareholders were entitled to subscribe for shares not subscribed for by other shareholders. Among the investors were Philip E. Wolfson, a member of the Company’s Board of Directors at the time of the transaction, and who invested approximately $8,000 in the aggregate. Also among the investors was The Trust, whose trustees include David Gelbaum, who was a director at the time of the offering.
In the Company’s subscription rights offering discussed above, an investor inadvertently purchased 1,000,000 shares of our common stock at $0.75 per share. The Company agreed to facilitate the sale of these shares to another shareholder or investor or to purchase them directly. A purchase of those shares by the Company would have severely depleted its cash-on-hand and working capital. After contacting selected shareholders and investors, the Company introduced the investor to The Trust, the Company’s largest shareholder. The Company was informed on December 30, 2009, by the investor and The Trust that The Trust had agreed to purchase those shares at $0.80 per share. At that time, the closing market price of a share of the Company’s common stock was approximately $0.65 per share. To facilitate the purchase of the 1,000,000 shares by The Trust, on December 30, 2009, the Company agreed with The Trust to reduce the exercise price of the 1,560,062 warrants issued to The Trust in March 2008 to $0.01 per share upon the completion of the purchase of all 1,000,000 shares in 2010. The purchase of the 1,000,000 shares by The Trust was completed on February 20, 2010. The Company incurred a non-cash charge of $1,421,000 for the quarter ended March 31, 2010 related to the revaluation of the warrants to purchase shares of the Company’s common stock acquired by The Trust in the Company’s March 2008 equity financing. On April 28, 2010, The Trust exercised the 2008 warrants. The Company’s shareholders overwhelmingly approved the reduction in exercise price of the above mentioned warrants at its Annual Meeting on June 16, 2010.
On December 29, 2009, and in conjunction with the acquisition of SRC, the Company entered into Letter of Credit Agreements (“LOC’s”) with John Davenport, President of the Company, and with The Trust, for $250,000 and $300,000, respectively. Please refer to Note 7, Long-Term Borrowings, for discussion of the terms of these LOC’s.
Robert Wilson, the Company’s Vice President of its SRC subsidiary, is a minority owner in TLC as well as in Woodstone Energy, LLC (“Woodstone”), a Tennessee limited liability company, both of which are located in Nashville, Tennessee and are key strategic partners of the Company.
In conjunction with the acquisition of SRC on December 31, 2009, the Company entered into an agreement with TLC whereby a Convertible Promissory Note (“Convertible Note”) was issued for the principal amount of $500,000. This Convertible Note bears interest at a rate of the Wall Street Journal Prime Rate plus two percent (“2%”), which along with the principal, is due and payable on June 30, 2013. Additionally, TLC has the right to convert the principal of the Convertible Note, in whole, into 500,000 shares of the Company’s common stock at any time during the period commencing on June 30, 2010 and ending the maturity date. Additionally, as a provision to the Convertible Note, if the reported closing price of a share of the Company’s common stock shall not be equal to or greater than $2.00 for at least twenty (20) trading days between June 30, 2010 and June 30, 2013, the Company shall pay TLC an additional fee of $500,000 on the maturity date.
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
The Company, in the agreement for the acquisition of SRC, provided for payment of a management fee to TLC for overhead expenses in support of up to $20,000,000 in project revenues in 2010 for those projects on which TLC provides installation support services. The management fee will total $1,232,000, payable in equal monthly installments, and began January 31, 2010 and will end on December 31, 2010. In addition, an additional 8% management fee would be required for project revenues above $20,000,000 in fiscal year 2010 for those projects on which TLC provides installation support.

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)
TLC has provided all of the Company’s installation support services for SRC in the first six months of 2010. The Company has paid $308,000 and $513,000 for the three and six months ended June 30, 2010, respectively.
NOTE 13. LEGAL MATTERS
On January 29, 2010, a competitor and former supplier filed a complaint against the Company in the Court of Chancery of the State of Delaware, alleging that the Company has misused proprietary trade secrets, breached a contract, and engaged in deceptive trade practices relating to one of the Company’s lighting products. The complaint seeks injunctive relief and damages. The Company has answered the complaint and filed a counterclaim for breach of contract. Currently, the parties are involved in the beginning stages of discovery. The Company strongly denies any impropriety, believes that the complaint is without merit, and intends to vigorously defend the Company against this complaint. In the opinion of management, this lawsuit should not have an adverse effect on the financial condition, cash flows, or results of operations.
The Company is not currently engaged in any other litigation and does not anticipate becoming involved in any in the foreseeable future.
NOTE 14. SUBSEQUENT EVENTS
On July 9, 2010, the Company’s five senior executive officers, along with two other key executives of the Company, agreed to accept voluntary cash salary reductions through December 31, 2010. Each officer and key executive voluntarily accepted a ten percent (10%) salary reduction for this six month period, except for one officer who voluntarily accepted a forty percent (40%) decrease for this six month period. The number of restricted shares of common stock issued to each officer and executive will be equal to the dollar value of the individual’s salary reduction divided by the closing price per share of the Company’s common stock on July 9, 2010. The total number of restricted shares of common stock to be issued to these officers and executives will be 88,000.
On May 18, 2010, the Company received a notification from the NASDAQ Listing Qualifications Department indicating that its shareholder equity as shown in its Condensed Consolidated Balance Sheet as of March 31, 2010 was $9,727,000, which was less than the minimum $10,000,000 required by NASDAQ Listing Rule 5450(b)(1)(A). In response to the notification, on July 14, 2010 the Company transferred the listing of the Company’s common stock from the NASDAQ Global Market to the NASDAQ Capital Market. Like the Global Market, the Capital Market has certain continued listing requirements. Among them, the Capital Market requires a listed company to have a minimum of $2,500,000 in stockholders equity and a minimum bid price of a company’s shares to be $1.00.
During the month of July 2010, the Company sold and issued to LPC, and LPC purchased from the Company, 30,900 shares of its common stock for a total consideration of $37,000. Although the Company retains the right, in its sole discretion, to terminate the agreement without fee, penalty, or cost, the Company plans to continue to utilize this financing activity for general corporate and working capital purposes and pursuit of its business strategy.
The Company has registered with the SEC the resale of the shares issued and that we may issue in the future under the terms of the SRC, EF Energy, and LPC transactions.

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
Overview
Energy Focus, Inc. and its subsidiaries (“the Company”) engage in the design, development, manufacturing, marketing, and installation of energy-efficient lighting systems where we serve two segments:
•	solutions-based sales providing turnkey, high-quality, energy-efficient lighting application alternatives; and

•	product-based sales featuring general commercial and industrial lighting and pool lighting, each of which markets and sells energy-efficient lighting systems.
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
Results of Operations
Cash Accumulation
Cash accumulation was $289,000 and $1,037,000 for the three and six months ended June 30, 2010, respectively, including $1,530,000 of cash received from the selling of a Secured Subordinated Promissory Note and shares of Energy Focus, Inc. Common Stock. Cash utilization for the three and six months ended June 30, 2009 was $1,186,000 and $4,954,000, respectively.
Net Sales and Gross Profit
Solutions-based net sales from continuing operations were $4,935,000 and $10,215,000 for the three and six months ended June 30, 2010, respectively, resulting from our Stones River Companies, LLC (“SRC”) subsidiary, which was acquired on December 31, 2009.
Product-based net sales from continuing operations were $4,023,000 and $7,100,000 for the three and six months ended June 30, 2010, respectively; an increase of $698,000 and $1,252,000 compared to the three and six months ended June 30, 2009, respectively. The increase in the net sales for the quarter ended June 30, 2010 from the quarter ended June 30, 2009 was the result of a $795,000 increase in government-related contractual research and product sales, as well as a $246,000 increase in product-based net sales by our US products division. Net sales for the quarter ended June 30, 2010 for our UK subsidiary decreased $200,000 vs. the quarter ended June 30, 2009.
Gross profit was $1,568,000 and $2,963,000 for the three and six months ended June 30, 2010, respectively; an increase of $756,000 and $1,923,000 compared to the three and six months ended June 30, 2009, respectively. The gross profit margin as a percentage of sales decreased to 17.5% and 17.1% for the three and six months ended June 30, 2010, respectively, as compared to 24.4% and 17.8% for the three and six months ended June 30, 2009, respectively, and is primarily the result of higher than anticipated costs.
During 2009, global economic conditions within all of our product-based legacy markets, and particularly within the housing and new construction markets, deteriorated at a pace faster than our cost reduction initiatives could offset. As previously stated, we maintained two manufacturing and assembly facilities for our North American operations which resulted in overall lower gross profitability on a net sales per dollar basis. In a continuing effort to reduce the fixed overhead of the Company, and in conjunction with the strategic transition into a turnkey energy-efficient lighting services solutions company, we relocated 100% of the North American manufacturing and assembly operation into our lower cost Mexican contract manufacturing facility. Relative to our solutions business segment, we are aggressively pursuing material cost reductions from our current vendor base and are also exploring alternative vendors to supply this explosive growth segment. Furthermore, we eliminated our Solon, Ohio distribution services operation during the first quarter of 2010 and continued to reduce our fixed overhead within our corporate infrastructure. Additionally, we continue to seek lower cost alternatives with our Solon facility landlord to develop a mutually beneficial cost structure for that facility.
Research and Development
Research and development expense, net of revenues recognized, was $86,000 for the three months ended June 30, 2010, as compared to $312,000 for the three months ended June 30, 2009. Revenues recognized by research and development for the same three month period ended June 30, 2010 and 2009 were $794,000 and $0, respectively. Year-to-date 2010 research and development expense, net of revenues recognized, was $402,000 as compared to $642,000 for 2009, while revenues recognized by research and development for the same six month period ended June 30, 2010 and 2009 were $1,328,000 and $75,000, respectively.
Our research and development expenses are further reduced on a proportional performance basis under DARPA Small Business Innovation Research (“SBIR”) development contracts. During 2009 and 2010, additional SBIR contracts were signed totaling $2,270,000. Of this total contract amount, $644,000 was billed through June 30, 2010 with the remaining $1,626,000 categorized as unrecognized reductions of gross research and development expenses. The research and development spending, net of revenues recognized, along with credits from government contracts is shown in the following table:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Gross research and development expense	$86	$312	$402	$642
Deduct: incurred and accrued credits from government contracts	(220)	(137)	(481)	(311)

Net research and development (income) expense	$(134)	$175	$(79)	$331

Sales and Marketing
Sales and marketing expenses decreased 3.6% to $1,518,000 for the three months ended June 30, 2010, as compared to $1,575,000 for the three months ended June 30, 2009. Included in the 2010 sales and marketing expenses are expenses related to SRC of $353,000. Excluding the SRC related expenses, sales and marketing expenses decreased 26.0% to $1,165,000, primarily due to decreased salaries and benefits, as well as management’s continuing efforts to reduce costs.
Sales and marketing expenses increased 0.5% to $3,137,000 for the six months ended June 30, 2010, as compared to $3,121,000 for the six months ended June 30, 2009. The increase is primarily due to sales and marketing expenses related to SRC of $622,000. Excluding the SRC related expenses, sales and marketing expenses decreased 19.4% to $2,515,000, primarily due to decreased salaries and benefits, as well as management’s continuing efforts to reduce costs.
General and Administrative
General and administrative expenses increased $344,000 to $1,516,000 for the three months ended June 30, 2010, as compared to $1,172,000 for the three months ended June 30, 2009. The increase is primarily due to general and administrative expenses related to

SRC of $345,000. Included in the general and administrative expenses related to SRC is a non-cash charge of $268,000 for the amortization of SRC’s intangible assets. Excluding the SRC related expenses, general and administrative expenses decreased 0.1%.
General and administrative expenses increased $759,000 to $3,195,000 for the six months ended June 30, 2010 as compared to $2,436,000 for the six months ended June 30, 2009. The increase is primarily due to general and administrative expenses related to SRC of $683,000. Included in the general and administrative expenses related to SRC is a non-cash charge of $537,000 for the amortization of SRC’s intangible assets. Excluding the SRC related expenses, general and administrative expenses increased 3.1% to $2,512,000, primarily due to increased NASDAQ exchange listing fees, legal services fees offset by significant reductions in salaried headcount.
Revaluation of Equity Instruments
During the first quarter of 2010, we recognized a non-cash charge of $1,421,000 related to the revaluation of warrants to purchase shares of our common stock acquired by The Trust in our March 2008 equity financing. Further, during the second quarter of 2010, we recognized non-cash charges of $575,000 related to the valuation of $350,000 warrants issued to Lincoln Park Capital Partners in May, 2010. Please refer to Note 12 of our financial statements for discussion of the transaction with The Trust.
Restructuring Expenses
We recognized restructuring expenses of $26,000 for the six months ended June 30, 2010. These expenses were associated with the relocation of our manufacturing equipment and operations. We incurred no restructuring expense during the first six months of 2009.
Other Income and Expenses
We had interest income of $1,000 and interest expense of $149,000 for the three months ended June 30, 2010. We had interest income of $3,000 and interest expense of $250,000 for the six months ended June 30, 2010. Interest income consists of interest earned on deposits. Interest expense is for interest on our long-term borrowings, as well as for the contingent consideration and market price fee included in the acquisition of SRC. Please refer to Note 3 of our financial statements for discussion of this contingent consideration and market price fee. We had interest income of $4,000 and interest expense of $25,000 for the three months ended June 30, 2009. We had interest income of $8,000 and interest expense of $49,000 for the six months ended June 30, 2009.
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
In December 2009, we completed the sale of our ownership in LBM for $225,000 comprised of cash and a promissory note. Furthermore, we will receive an earnout equal to ten percent (10%) of post-acquisition, pre-amortization, pre-tax profit for a period of 24 months commencing January 2010. As part of this transaction, the purchaser assumed all rights to both tangible and intangible assets as well as all of the liabilities of LBM.
Net sales from discontinued operations were $439,000 and $704,000 for the three and six months ended June 30, 2009, respectively. Net loss from discontinued operations was $367,000 and $669,000 for the three and six months ended June 30, 2009, respectively.
We have reported the business described above as discontinued operations for all periods presented. Please refer to Note 4 of our financial statements for a discussion concerning discontinued operations.
Net loss
We recorded a net loss of $1,812,000 for the three months ended June 30, 2010; a 22.9% decrease from the net loss of $2,349,000 for the three months ended June 30, 2009 including the impact of discontinued operations. Of this loss, $268,000 is a non-cash charge for the amortization of SRC’s intangible assets and $575,000 is a non-cash charge related to the valuation of certain financial securities. We recorded a net loss of $5,382,000 for the six months ended June 30, 2010 vs. a net loss of $5,390,000 for the six months ended June 30, 2009. Of this loss, $537,000 is a non-cash charge for the amortization of SRC’s intangible assets and $1,996,000 is a non-cash charge related to the valuation of certain financial securities.

Liquidity and Capital Resources
Cash and Cash Equivalents
At June 30, 2010, our cash and cash equivalents were $2,099,000 as compared to $1,062,000 at December 31, 2009, a net cash increase of $1,037,000 for the six months June 30, 2010. This compares to a net cash decrease of $4,955,000 for six months ended June 30, 2009.
Net Cash (Used in) Provided by Operating Activities
Net cash used in operating activities of continuing operations primarily consists of net loss adjusted by non-cash items, including depreciation, amortization, and stock-based compensation, as well as the effect of changes in working capital. Cash decreased during the six months ended June 30, 2010, by a net loss of $5,382,000, compared to a net loss of $5,390,000 for the six months ended June 30, 2009. After adjustments, net cash used in operating activities of continuing operations was $362,000 for the six months ended June 30, 2010 compared to a net cash usage of $4,804,000 for the six months ended June 30, 2009.
Net cash provided by operating activities of discontinued operations primarily consists of net loss adjusted by non-cash items, including depreciation, as well as the effect of changes in working capital. Cash decreased during the six months ended June 30, 2009, by a net loss of $669,000 for the six months ended June 30, 2009. After adjustments, net cash provided by operating activities of discontinued operations was $102,000 for the six months ended June 30, 2009.
Net Cash Used in Investing Activities
Net cash used in investing activities of continuing operations was $54,000 for the six months ended June 30, 2010, a decrease of 67.8% compared to a net cash usage of $145,000 for the six months ended June 30, 2009. During both periods, cash was used for the acquisition of fixed assets.
Net cash provided by investing activities of discontinued operations was $314,000 for the six months ended June 30, 2009.
Net Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities of continuing operations was $1,494,000 for the six months ended June 30, 2010. Cash provided was primarily due to the selling of a Secured Subordinated Promissory Note for the principal amount of $1,150,000. Please refer to the following discussion on Long-Term Borrowings for details of this transaction.
On March 17, 2010, we entered into a Purchase Agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), Chicago, Illinois and issued to LPC 120,000 shares of our common stock. Under the Agreement, on May 31, 2010 we sold and issued to LPC, and LPC purchased from us, 360,500 shares of our common stock, together with warrants (“Warrants”) to purchase 350,000 shares at an exercise price of $1.20 per share, for a total consideration of $375,000. The Warrants have a term of five years, are not exercisable until December 1, 2010, and expire on December 1, 2015. Under the Purchase Agreement, LPC has also agreed to purchase up to an additional 3,650,000 shares of our common stock at our option over approximately 25 months. We have the right to direct LPC to purchase up to 20,000 shares as often as every five (5) business days. We can suspend purchases or accelerate the number of shares to be purchased at any time. No sales of shares may occur below $1.00 per share. The purchase prices of the shares will be based on the market prices of our shares at the time of sale, as computed under the Agreement without any fixed discount. We may at any time in our sole discretion terminate the Agreement without fee, penalty, or cost upon five business dates notice.
During the month of July 2010, we sold and issued to LPC, and LPC purchased from us, 30,900 shares of our common stock for a total consideration of $37,000. Although we retain the right, in our sole discretion, to terminate the agreement without fee, penalty, or cost, we reserve the right to continue to utilize this financing activity for general corporate and working capital purposes and pursuit of our business strategy.
Net cash provided by financing activities of continuing operations for the six months ended June 30, 2009 was $80,000.
Net cash used in financing activities of discontinued operations was $411,000 for the six months ended June 30, 2009. This cash usage was due to payment on line of credit and long-term borrowings.
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
On December 29, 2009 and in conjunction with the acquisition of SRC, we entered into Letter of Credit Agreements (“LOC’s”) with John Davenport, President of our Company, and with The Trust, for $250,000 and $300,000, respectively. These LOC’s have terms of 24 months and bear interest at a rate of 12.5% on the face amount. The LOC’s are collateralized by 15% and 18%, respectively, of the capital stock of Crescent Lighting Ltd. (“CLL”) which in turn is based on CLL’s net worth as of November 30, 2009 and are subordinated to the senior indebtedness of the Company and CLL. As an incentive to enter into the LOC’s, we issued five-year, detached warrants to purchase 125,000 and 150,000 shares, respectively, of common stock at an exercise price of $0.01 per share.
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
On March 30, 2010, we entered into an agreement with EF Energy Partners LLC (“EF Energy”), an Ohio limited liability company, under which we sold to EF Energy a Secured Subordinated Promissory Note (“Subordinated Note”) for the principal amount of $1,150,000. We secured the full amount of this financing with a pledge of our United States gross accounts receivable and selected capital equipment. This Subordinated Note bears interest at a rate of 12.5%, which is payable quarterly, in arrears, commencing September 30, 2010. The entire outstanding principal balance of this Subordinated Note, together with all accrued interest thereon, is due and payable on March 30, 2013. Additionally, we issued to the eight investors in EF Energy five-year, detached penny warrants ($.01 per share) to purchase shares of our common stock at a rate of 0.2 warrants per dollar of financing, or 230,000 warrants, with an expiration date of March 30, 2015. Our Company and EF Energy Partners are not related.
Through our United Kingdom subsidiary, we maintain a British pounds sterling-denominated bank overdraft facility with Lloyds Bank Plc, in the amount of $375,000, based on the exchange rate at June 30, 2010. There were no borrowings against this facility as of June 30, 2010 or December 31, 2009. This facility is renewed annually on January 1. The interest rate on the facility was 2.75% at June 30, 2010, and December 31, 2009.
Liquidity
We have incurred losses attributable to operational performance which has led to negative cash flows. Although management believes that it has addressed many of the legacy issues that have historically burdened our financial performance, we still face challenges in order to reach profitability. In order for our Company to attain profitability and growth, we will need to continue to successfully address these challenges, including the continuation of cost reductions throughout our organization, execution of our marketing and sales plans for our new turnkey energy-efficient lighting solutions business, continued evaluation and divestiture of non-core business product lines, and continued improvements in our supply chain performance.

We are optimistic about obtaining the funding necessary for our Company to meet tactical and strategic capital requirements. However, there can be no assurances that this objective will be successful. As such, we will continue to pursue selected external funding sources, if necessary, to execute strategic or tactical objectives of our Company including:
•	obtain financing from non-traditional investment capital organizations,

•	potential sale or divestiture of one or more operating units, and

•	obtain funding from the sale of our common stock or other equity, debt, or convertible instruments.
Obtaining financing through the above-mentioned mechanisms contains risks, including:
•	loans or other debt instruments may have terms and/or conditions, such as interest rate, restrictive covenants, and control or revocation provisions, which are not acceptable to management or our Board of Directors,

•	the current global economic crisis combined with our current financial condition may prevent us from being able to obtain any debt financing,

•	financing may not be available for parties interested in pursuing the acquisition of one or more of our operating units, and

•	additional equity financing may not be available to us in the current economic environment and could lead to further dilution of shareholder value for current shareholders of record.
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
In October, 2009, the FASB issued ASU 2009-013, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements. ASU 2009-13 revises certain accounting for revenue arrangements with multiple deliverables. In particular, when vendor specific objective evidence or third-party evidence for deliverables in an arrangement cannot be determined, ASU 2009-13 allows use of a best estimate of the selling price to allocate the arrangement consideration among them. ASU 2009-13 is effective for the first quarter of 2011, with early adoption permitted. The adoption of ASU 2009-13 did not have a material impact on our consolidated financial statements.
In August, 2009, the FASB issued ASU 2009-05, an amendment to Accounting Standards Codification 820-10, Fair Value Measurements and Disclosures — Overall for measuring liabilities at fair value. ASU 2009-05 provides clarification that in certain circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain other valuation techniques. The guidance provided in this ASU is effective for the first reporting period beginning after issuance. This ASU had no impact on our consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of June 30, 2010, we had British pounds sterling-denominated cash valued at $312,000 held in the United Kingdom, based on the exchange rate at June 30, 2010. The balances for cash held in the United Kingdom are subject to exchange rate risk. We have a policy of maintaining cash balances in local currency unless an amount of cash is occasionally transferred in order to repay inter-company debts.

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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On January 29, 2010, a competitor and former supplier filed a complaint against our Company in the Court of Chancery of the State of Delaware, alleging that the Company has misused proprietary trade secrets, breached a contract, and engaged in deceptive trade practices relating to one of our lighting products. The complaint seeks injunctive relief and damages. We have answered the complaint and filed a counterclaim for breach of contract. Currently, the parties are involved in the beginning stages of discovery. We strongly deny any impropriety, believe that the complaint is without merit, and intend to vigorously defend ourselves. In the opinion of management, this lawsuit should not have an adverse effect on our financial condition, cash flows, or results of operations.
We are not currently engaged in any other litigation and do not anticipate becoming involved in any in the foreseeable future.
ITEM 1A. RISK FACTORS
Other than the below risk factor, there are no significant changes in risk factors from our Annual Report on Form 10-K for the year ended December 31, 2009.
Compliance with the continued listing requirements of The NASDAQ Stock Market.
Prior to the opening of trading on July 14, 2010, the listing of our shares of common stock for trading transferred from the NASDAQ Global Market to the NASDAQ Capital Market.
From time to time during the fourth quarter of 2009 and early in the first quarter of 2010, we did not meet the Global Market continued listing requirements that call for the maintenance of a minimum bid price of our common stock of $1.00 per share and minimum shareholder equity of $10,000,000. We received formal notices of non-compliance from the Global Market. Although we regained compliance with the continued listing requirements on those occasions, there was a continuing risk that we could again become non-compliant with the requirements.
In this regard, our shareholders equity as of the end of the first quarter fell below the minimum shareholder equity requirement of the Global Market. On May 18, 2010, we received a notification from the Global Market that we had fallen out of compliance and that we had until July 2, 2010 to submit a plan to regain compliance or to submit an application to transfer the listing of our shares of common stock from the NASDAQ Global Market to the NASDAQ Capital Market where the minimum shareholder equity listing requirement is $2,500,000. On July 2, 2010 we submitted an application to transfer to the Capital Market. On July 9, 2010 the NASDAQ Stock Market informed us that it had approved our transfer application. Our common stock began trading on the Capital Market on July 14, 2010.
The Capital Market, like the Global Market, has a continued listing requirement that calls for the maintenance of a minimum bid price of our common stock of $1.00 per share. If the minimum bid price of our common stock should fall below $1.00 for an extended period of time in the future, we will be required to take remedial action on it.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On May 31, 2010 we sold and issued to LPC, and LPC purchased from us, 360,500 shares of our common stock, together with warrants to purchase 350,000 shares at an exercise price of $1.20 per share, for a total consideration of $375,000. During the month of July 2010, we sold and issued to LPC, and LPC purchased from us, 30,900 shares of its common stock for a total consideration of $37,000. We have used the proceeds from the sale of shares to LPC for general corporate and working capital purposes and to pursue our business strategy.
ITEM 5. OTHER INFORMATION
As mentioned in Item 1A above, our shareholders’ equity as of the end of the first quarter fell below the minimum shareholder equity requirement of the Global Market. On May 18, 2010, we received a notification from the Global Market that we had fallen out of compliance and that we had until July 2, 2010 to submit a plan to regain compliance or to submit an application to transfer the listing of our shares of common stock from the NASDAQ Global Market to the NASDAQ Capital Market where the minimum shareholder equity listing requirement is $2,500,000. On July 2, 2010 we submitted an application to transfer to the Capital Market. On July 9, 2010 the NASDAQ Stock Market informed us that it had approved our transfer application. Our common stock began trading on the Capital Market on July 14, 2010.

ITEM 6. EXHIBITS

Exhibit
Number	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2003 (18 U.S.C. §1350).
32.2	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2003 (18 U.S.C. §1350).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY FOCUS, INC.
Date: August 12, 2010	By:	/s/ Joseph G. Kaveski
Joseph G. Kaveski
Chief Executive Officer

	By:	/s/ Nicholas G. Berchtold
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