Form 10-Q
period 2010-09-30
ENERGY FOCUS, INC/DE
filed 2010-11-12
CIK 924168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of September 30, 2010 was 23,720,714.

TABLE OF CONTENTS

Page
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements	3

a. Condensed Consolidated Balance Sheets as of September 30, 2010 (Unaudited) and December 31, 2009	3

b. Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2010 and 2009 (Unaudited)	4

c. Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2010 and 2009 (Unaudited)	5

d. Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009 (Unaudited)	6

e. Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures About Market Risk	26

Item 4. Controls and Procedures	26

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	27

Item 1A. Risk Factors	27

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds	27

Item 5. Other Information	27

Item 6. Exhibits	28

Signatures	29

Exhibit Index	30

EX-31.1

EX-31.2

EX-32.1

EX-32.2

Item 1. Financial Statements
ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share and per share data)

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,748	$1,062
Accounts receivable, net	5,955	2,922
Inventories, net	2,775	3,770
Prepaid and other current assets	516	509

Total current assets	11,994	8,263

Property and equipment, net	2,627	3,091
Goodwill	672	672
Intangible assets, net	1,945	2,750
Collateralized assets	2,500	2,500
Other assets	70	102

Total assets	$19,808	$17,378

LIABILITIES
Current liabilities:
Accounts payable	$5,836	$1,677
Accrued liabilities	2,414	1,854
Deferred revenue	883	295

Total current liabilities	9,133	3,826

Other deferred liabilities	3	149
Acquisition-related contingent liabilities	886	1,183
Long-term borrowings	1,768	715

Total liabilities	11,790	5,873

SHAREHOLDERS’ EQUITY
Preferred stock, par value $0.0001 per share:
Authorized: 2,000,000 shares in 2010 and 2009 Issued and outstanding: no shares in 2010 and 2009	—	—
Common stock, par value $0.0001 per share:
Authorized: 60,000,000 shares at September 30, 2010 and 30,000,000 at December 31, 2009
Issued and outstanding: 23,721,000 at September 30, 2010 and 21,250,000 at December 31, 2009	1	1
Additional paid-in capital	74,830	71,373
Accumulated other comprehensive income	475	474
Accumulated deficit	(67,288)	(60,343)

Total shareholders’ equity	8,018	11,505

Total liabilities and shareholders’ equity	$19,808	$17,378

The accompanying notes are an integral part of these financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands except per share amounts)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Net sales	$9,049	$3,023	$26,364	$8,871
Cost of sales	7,187	2,700	21,539	7,508

Gross profit	1,862	323	4,825	1,363

Operating expenses:
Research and development	(22)	(61)	(101)	270
Sales and marketing	1,721	1,429	4,858	4,549
General and administrative	1,528	1,408	4,723	3,845
Revaluation of equity instruments	53	—	1,803	—
Restructuring expense	—	125	26	125

Total operating expenses	3,280	2,901	11,309	8,789

Loss from operations	(1,418)	(2,578)	(6,484)	(7,426)

Other income (expense):
Other income (expense)	9	(88)	(57)	79
Interest expense	(153)	(21)	(400)	(61)

Loss from continuing operations before income taxes	(1,562)	(2,687)	(6,941)	(7,408)

Provision for income taxes	(1)	—	(4)	—

Loss from continuing operations	$(1,563)	$(2,687)	$(6,945)	$(7,408)

Discontinued operations:

Income (loss) from discontinued operations before income taxes	—	69	—	(600)

Provision for income taxes	—	—	—	—

Income (loss) from discontinued operations	—	69	—	(600)

Net loss	$(1,563)	$(2,618)	$(6,945)	$(8,008)

Net loss per share — basic and diluted	$(0.07)	$(0.17)	$(0.31)	$(0.54)

Shares used in computing net loss per share — basic and diluted	23,420	15,079	22,431	14,946

The accompanying notes are an integral part of these financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Net loss	$(1,563)	$(2,618)	$(6,945)	$(8,008)

Other comprehensive income (loss):
Foreign currency translation adjustments	99	(20)	1	(30)

Comprehensive loss	$(1,464)	$(2,638)	$(6,944)	$(8,038)

The accompanying notes are an integral part of these financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Nine months ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(6,945)	$(8,008)
Less: loss from discontinued operations	—	(600)

Net loss from continuing operations	(6,945)	(7,408)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation	597	766
Stock-based compensation	754	514
Revaluation of equity instruments	1,803	—
Provision for doubtful accounts receivable	66	(100)
Amortization of intangible assets	805	—
Amortization of discounts on long-term borrowings	200	—
Deferred revenue	587	(163)
(Gain) loss on disposal of fixed assets	(16)	44
Changes in assets and liabilities:
Accounts receivable, inventories, and other assets	(1,956)	1,349
Accounts payable and accrued liabilities	4,260	(1,636)

Total adjustments	7,100	774

Net cash provided by (used in) continuing operations	155	(6,634)
Net cash provided by discontinued operations	—	186

Net cash provided by (used in) operating activities	155	(6,448)

Cash flows from investing activities:
Acquisition of fixed assets	(138)	(159)
Proceeds from the sale of fixed assets	19	—

Net cash used in continuing investing activities	(119)	(159)
Net cash provided by discontinued investing activities	—	313

Net cash (used in) provided by investing activities	(119)	154

Cash flows from financing activities:
Cash proceeds from issuances of common stock, net	493	97
Cash proceeds from long-term borrowings	1,150	70
Net payments on credit line borrowings	—	(487)

Net cash provided by (used in) continuing financing activities	1,643	(320)
Net cash used in discontinued financing activities	—	(420)

Net cash provided by (used in) financing activities	1,643	(740)

Effect of exchange rate changes on cash	7	(222)

Net increase (decrease) in cash and cash equivalents	1,686	(7,256)
Cash and cash equivalents at beginning of period	1,062	10,568

Cash and cash equivalents at end of period	2,748	3,312
Less: cash and cash equivalents of discontinued operations at end of period	—	173

Cash and cash equivalents of continuing operations at end of period	$2,748	$3,139

Classification of cash and cash equivalents:
Cash and cash equivalents	$2,748	$1,839
Restricted cash held in certificates of deposit	—	1,300

Cash and cash equivalents of continuing operations at end of period	$2,748	$3,139

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)
NOTE 1. NATURE OF OPERATIONS
Energy Focus, Inc. and its subsidiaries (the “Company”) engage in the design, development, manufacturing, marketing, and installation of energy-efficient lighting systems and solutions where the Company serves two segments:
•	solutions-based sales providing turnkey, high-quality, energy-efficient lighting application alternatives primarily to the existing public-sector building market; and

•	product-based sales providing general commercial and industrial lighting and pool lighting offerings, each of which markets and sells energy-efficient lighting systems.
The Company continues to evolve its business strategy to include providing its customers with turnkey, comprehensive energy-efficient lighting solutions, which use, but are not limited to, its patented and proprietary technology. Company product-based solutions include light-emitting diode (“LED”), ceramic metal halide (“CMH”), fiber optic, high-intensity discharge (“HID”), fluorescent tube and other highly energy-efficient lighting technologies. Typical savings related to current technology of the Company approximates 80% in electricity costs, while providing full-spectrum light closely simulating daylight colors. The Company’s strategy also incorporates continued investment into the research of new and emerging energy sources including, but not limited to, LED and solar energy applications.
The Company’s development of solar technology continues through its role in the United States Government’s Very High Efficiency Solar Cell (“VHESC”) Consortium sponsored by the Defense Advanced Research Projects Agency (“DARPA”). The goal of the VHESC project is to develop a 40% or greater efficient solar cell for United States military applications, which would also ultimately become available to the public for commercial application.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The significant accounting policies of the Company, which are summarized below, are consistent with generally accepted accounting principles and reflect practices appropriate to the business in which it operates.
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates include, but are not limited to, the establishment of reserves for accounts receivable, sales returns, inventory obsolescence, and warranty claims; the useful lives for property, equipment, and intangible assets; revenues recognized on a percentage-of-completion basis; and stock-based compensation. In addition, estimates and assumptions associated with the determination of fair value of financial instruments and evaluation of goodwill and long-lived assets for impairment requires considerable judgment. Actual results could differ from those estimates.
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

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)
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
Foreign Currency Translation
The Company’s UK subsidiary uses its local currency as its functional currency. The Company’s financial statements are translated at exchange rates in effect at the balance sheet date. Resulting translation adjustments are recorded directly to “Accumulated other comprehensive income” within shareholders’ equity. Foreign currency transaction gains and losses are included as a component of “Other income (expense)”. Gains and losses from foreign currency translation are included as a separate component of “Other comprehensive loss” within the Condensed Consolidated Statement of Comprehensive Income (Loss).
Liquidity
Historically, the Company has incurred losses attributable to operational performance which have negatively impacted cash flows. Although management continues to address many of the legacy issues that have historically burdened the Company’s financial performance, the Company still faces challenges in order to reach profitability. In order for the Company to attain profitability and growth, the Company will need to continue to successfully address these challenges, including the continuation of cost reductions throughout the organization, execution of the marketing and sales plans for the Company’s new turnkey energy-efficient lighting solutions business, continued exploration of accretive acquisition targets, continued evaluation and potential divestiture of select business product lines, and continued improvements in supply chain performance.
The Company is optimistic about obtaining the funding necessary to meet on-going tactical and strategic capital requirements. However, there can be no assurances that this objective will be successful. As such, the Company will continue to review and pursue selected external funding sources, if necessary, to execute these objectives including the following:
•	obtain financing from non-traditional investment capital organizations,

•	potential sale or divestiture of one or more operating units, and

•	obtain funding from the sale of common stock or other equity, debt, or convertible instruments.
Obtaining financing through the above-mentioned mechanisms contains risks, including:
•	loans or other debt instruments may have terms and/or conditions, such as interest rate, restrictive covenants, and control or revocation provisions, which are not acceptable to management or the Board of Directors,

•	the current economic environment combined with the Company’s capital constraints may prevent the Company from being able to obtain any debt financing,

•	financing may not be available for parties interested in pursuing the acquisition of one or more operating units of the Company, and

•	additional equity financing may not be available in the current economic environment and could lead to further dilution of shareholder value for current shareholders of record.
Collateralized Assets
The Company maintains $2,500,000 of cash securitization related to the Company’s $10,000,000 surety bonding program associated with the acquisition of SRC on December 31, 2009. This cash is pledged to the surety carrier through December, 2011, unless the Company is able to provide sufficient alternative means of securitization satisfactory to the carrier.

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
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
A reconciliation of basic and diluted loss per share is provided as follows (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Basic and diluted loss per share:
Net loss	$(1,563)	$(2,618)	$(6,945)	$(8,008)

Basic and diluted loss per share:
Weighted average shares outstanding	23,420	15,079	22,431	14,946

Basic and diluted net loss per share	$(0.07)	$(0.17)	$(0.31)	$(0.54)

At September 30, 2010 and 2009, options and warrants to purchase 6,525,000 and 5,734,000 shares of common stock, respectively, were outstanding, but were not included in the calculation of diluted net loss per share because their inclusion would have been anti-dilutive.
Stock-Based Compensation
The Company’s stock-based compensation plan is described in detail in its Annual Report on Form 10-K for the year ended December 31, 2009.
For the three and nine months ended September 30, 2010, the Company recorded compensation expense of $214,000 and $535,000 related to its outstanding stock options, respectively, compared to $150,000 and $514,000 for the three and nine months ended September 30, 2009, respectively. Total unearned compensation of $1,453,000 remains at September 30, 2010 compared to $1,002,000 at September 30, 2009. These costs will be charged to expense, amortized on a straight line basis, in future periods through the first quarter of 2014. The remaining weighted average life of the outstanding options is approximately 1.8 years.
The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. Estimates utilized in the calculation include the expected life of option, risk-free interest rate, and expected volatility, and are further comparatively detailed as follows:

	Nine months ended
	September 30,
	2010	2009
Fair value of options issued	$0.73	$0.48
Exercise price	$1.07	$0.79
Expected life of option	4.0 years	4.0 years
Risk-free interest rate	1.77%	1.70%
Expected volatility	97.70%	84.05%
Dividend yield	0%	0%

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)
At the 2010 Annual Meeting of Shareholders (“Annual Meeting”) held on June 16, 2010, the shareholders approved an increase in the total number of shares of common stock that may be awarded under the 2008 Incentive Stock Plan from 1,000,000 shares to 3,000,000 shares. The Company granted 1,010,000 performance-based stock options through the nine months ended September 30, 2010, and 465,000 during the nine months ended September 30, 2009. Of the 1,010,000 performance-based stock options awarded in 2010, all were issued in February. These performance-based stock options are exercisable by the grantees if, and only if, the Company achieves required revenue and cash-flow generation targets as reported in the Company’s 2010 Form 10-K. In addition to theses performance-based stock options, the Company also granted 383,000 shares of restricted stock and stock options in the three and nine months ended September 30, 2010.
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
On December 31, 2009, the Company extended these salary reductions through June 30, 2010 issuing an additional 170,000 of restricted shares. The number of restricted shares of common stock issued to each officer and executive was equal to the dollar value of the individual’s salary reduction divided by the closing price per share of the Company’s common stock on December 30, 2009. On July 9, 2010, the Company’s Chief Executive Officer, with the approval of the Board of Directors, decided to continue the cash salary reductions through December 31, 2010. Each officer and key executive voluntarily accepted a ten percent (10%) salary reduction for this six month period, except for one officer who voluntarily accepted a forty percent (40%) decrease for this six month period. The number of restricted shares of common stock issued to each officer and executive was equal to the dollar value of the individual’s salary reduction divided by the closing price per share of the Company’s common stock on July 9, 2010. The total number of restricted shares of common stock to be issued to these officers and executives is 88,000, but these shares have not yet been issued to the affected executives. The Company recorded compensation expense of $55,000 and $165,000 for the three and nine months ended September 30, 2010, respectively, related to these restricted shares.
In the third quarter of 2010, the Board of Directors approved a program offering the independent Directors of the Company the option of accepting restricted shares of the Company’s common stock in lieu of quarterly cash compensation. Directors who choose to participate and accept restricted shares in lieu of cash compensation received the equivalent of two dollars ($2.00) of Company common stock for every one dollar ($1.00) of their normal cash compensation. Directors that chose to accept this program agreed to receive restricted shares compensation for four consecutive quarters, covering the period of July 2010 until June 2011 with the aforementioned common stock vesting over an equivalent 12 month period. The price of the common stock shares was based on the closing price of the Company’s common stock on September 20, 2010. On September 1, 2010, four of the five Directors agreed to participate in this program. Director stock compensation expense under this program amounted to $54,000 for both the three and nine months ended September 30, 2010, respectively, related to these restricted shares.

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)
Product Warranties
The Company warrants finished goods against defects in material and workmanship under normal use and service for periods of one to three years for products and labor. Settlement costs consist of actual amounts expensed for warranty services which are largely a result of third-party service calls, and the costs of replacement products. A liability for the estimated future costs under product warranties is maintained for products outstanding under warranty and is included in “Accrued liabilities” in the Condensed Consolidated Balance Sheet. The warranty activity, from continuing operations, for the respective years is as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Balance at the beginning of the period	$145	$131	$211	$292
Accruals for warranties issued	22	119	(10)	157
Settlements made during the period (in cash or in kind)	(21)	(39)	(55)	(238)

Balance at the end of the period	$146	$211	$146	$211

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
The Company acquired approximately $4,700,000 in assets, including accounts receivable, fixed assets, and other intangible assets. $672,000 of the purchase price was recorded on the Company’s Condensed Consolidated Balance Sheet under the caption “Goodwill”. Purchase price consideration was paid in the form of $1,500,000 of cash, 1,000,000 shares of Energy Focus common stock, and a $500,000 promissory note convertible into 500,000 shares of the Company’s common stock. The transaction also includes performance-related contingent consideration including a 2.5% payout on the annual revenues of SRC over 42 months, and a $500,000 fee if the market price of the Company’s common stock is not equal to or greater than $2.00 per share for at least twenty trading days between June 30, 2010 and June 30, 2013. For the three and nine months ended September 30, 2010, the Company has paid $123,000 and $380,000, respectively, for this performance-related contingent consideration.
The acquisition was accounted for as a stock purchase and, accordingly, was included in the financial statements of the Company as of December 31, 2009. Due to the absence of activity between the purchase date, December 31, 2009, and the date of our financial statements, there were no results of operations reported in 2009. In addition, comparative pro-forma information has not been presented as SRC was not a comparable stand-alone entity prior to the acquisition.

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)
The purchase price was allocated based on the fair value of the assets acquired leading to the purchase price allocation as follows (in thousands):

	Amortization
	Life
Assets acquired:	(in years)	Amount
Accounts receivable		$1,258
Property and equipment, net		20
Goodwill	n/a	672
Intangible assets:
Tradename	10	500
Client relationships	5	2,250

Total purchase price		$4,700

The purchase price in excess of the fair value of the tangible assets acquired was allocated to intangible assets and goodwill. The Company engaged an independent third-party expert to assist in the allocation of the purchase price to the various specific separately identifiable intangible assets. The methods utilized by this third-party are based upon generally accepted accounting conventions used in acquisition-related valuations and include peer volatility analysis, discounted cash flow analysis, annuity stream valuation and earnings-based valuation techniques. These conventions were reviewed and approved by management as well as the Company’s current independent public accounting firm.
These intangible assets have estimated useful lives as set forth in the table above and amortization expense for the following fiscal years for the acquired intangible assets is estimated to be as follows (in thousands):

Year ending December 31,	Amount
2011	$649
2012	420
2013	253
2014	105
2015 and thereafter	250

Total amortization expense	$1,677

Amortization expense for these intangible assets for the three and nine months ended September 30, 2010 amounted to $268,000 and $805,000, respectively.
Of the intangible assets acquired, $672,000 was assigned to goodwill. None of the goodwill is expected to be deductible for tax purposes.
NOTE 4. DISCONTINUED OPERATIONS
As part of the Company’s strategy of directing its core business activities towards providing turnkey lighting energy solutions to the existing public-sector building market, the Company determined that its German subsidiary was not directly aligned with this strategic initiative. Therefore, in the third quarter of 2009, the Company committed to a plan to divest its German subsidiary, LBM.
In December 2009, the Company completed the sale of its ownership rights in LBM for $225,000 comprised of cash and a promissory note. Furthermore, the Company will receive an earn out equal to ten percent (10%) of post-acquisition, pre-amortization, pre-tax profit for a period of 24 months commencing January, 2010. Excluding this earn out, the Company recorded a loss on disposal of subsidiary of $664,000. As part of this transaction, the purchaser assumed all rights to both tangible and intangible assets as well as all of the liabilities of LBM. Through September 30, 2010, LBM has not made any earn out payments to the Company nor has the Company accrued any earnings related to these payments.

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)
The following table summarizes the components included in “Loss from discontinued operations” within the Company’s Condensed Consolidated Statement of Operations for the periods indicated (amounts in thousands):

	Three	Nine
	Months	Months
	Ended	Ended
	September 30,	September 30,
	2009	2009
Net sales	$513	$1,217
Total expenses	444	1,817

Gain (loss) from operations of discontinued operations	69	(600)
Provision for income tax	—	—

Net gain (loss) from discontinued operations	$69	$(600)

NOTE 5. INVENTORIES
Inventories are stated at the lower of standard cost (which approximates actual cost determined using the first-in, first-out cost method) or market and consist of the following (in thousands):

	September 30,	December 31,
	2010	2009
Raw materials	$2,113	$2,755
Inventory reserve	(861)	(1,010)
Finished goods	1,523	2,025

Inventories	$2,775	$3,770

On September 24, 2010, the Company disposed of $291,000 of remaining excess and slow-moving inventory located at the former Solon, Ohio manufacturing facility. Of this amount, $277,000 was recorded against the Company inventory reserve.
NOTE 6. PROPERTY AND EQUIPMENT
Property and equipment is stated at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets and consist of the following (in thousands):

	September 30,	December 31,
	2010	2009
Equipment (useful life 3 - 15 years)	$7,663	$7,856
Tooling (useful life 2 - 5 years)	2,308	2,305
Furniture and fixtures (useful life 5 years)	168	168
Computer software (useful life 3 years)	375	476
Leasehold improvements (the shorter of useful life or lease life)	889	911
Construction in progress	70	—

Property and equipment at cost	11,473	11,716
Less: accumulated depreciation	(8,846)	(8,625)

Property and equipment, net	$2,627	$3,091

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
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
In conjunction with the acquisition of SRC on December 31, 2009, the Company entered into an agreement with TLC, whereby a Convertible Promissory Note (“Convertible Note”) was issued for the principal amount of $500,000. This Convertible Note bears interest at the Wall Street Journal Prime Rate plus two percent (2%), which along with the principal, is due and payable on June 30, 2013 (“maturity date”). Additionally, TLC has the right to convert the principal of the Convertible Note, in whole, but not in part, into 500,000 shares of our common stock at any time during the period commencing on June 30, 2010 and through the maturity date. Additionally, as a provision to the Convertible Note, if the reported closing price of a share of common stock of the Company is not equal to or greater than $2.00 for at least twenty (20) trading days between June 30, 2010 and June 30, 2013, we shall pay TLC an additional fee of $500,000 on the maturity date. The Company accrued for this potential fee at the time of the agreement.
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

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)
Through its United Kingdom subsidiary, the Company maintains a British pounds sterling-denominated bank overdraft facility with Lloyds Bank Plc, in the amount of $397,000, based on the exchange rate at September 30, 2010. There were no borrowings against this facility as of September 30, 2010 or December 31, 2009. This facility is renewed annually on January 1. The interest rate on the facility was 2.75% at September 30, 2010, and December 31, 2009.
Future maturities of remaining borrowings are (in thousands):

Long-Term
Year ending December 31,	Borrowings
2011	$550
2012	—
2013	1,650
2014	—
2015 and thereafter	70

Gross long-term borrowings	2,270
Less: discounts on long-term borrowings	(502)

Total commitment, net	$1,768

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
SEPTEMBER 30, 2010
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
The following summarizes the Company’s reportable segment data for periods indicated (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Solutions:
Net sales	$4,416	$—	$14,631	$—
Cost of goods sold	3,657	—	11,995	—

Gross profit	759	—	2,636	—
Operating expenses:
Sales and marketing	425	—	1,048	—
General and administrative	397	—	1,080	—

Total operating expenses	822	—	2,128	—

Segment income (loss)	$(63)	$—	$508	$—

Products:
Net sales	$4,633	$3,023	$11,733	$8,871
Cost of goods sold	3,530	2,700	9,544	7,508

Gross profit	1,103	323	2,189	1,363
Operating expenses:
Research and development	(22)	(61)	(101)	270
Sales and marketing	1,252	1,375	3,662	4,387
General and administrative	101	106	179	181
Restructuring expense	—	125	26	125

Total operating expenses	1,331	1,545	3,766	4,963

Segment loss	$(228)	$(1,222)	$(1,577)	$(3,600)

Reconciliation of segment income (loss) to net loss:
Segment income (loss):
Solutions	$(63)	$—	$508	$—
Products	(228)	(1,222)	(1,577)	(3,600)

Total segment loss	(291)	(1,222)	(1,069)	(3,600)
Operating expenses:
Sales and marketing	44	54	148	162
General and administrative	1,030	1,302	3,464	3,664
Revaluation of equity instruments	53	—	1,803	—

Total operating expenses	1,127	1,356	5,415	3,826
Other (expense) income	(144)	(109)	(457)	18

Net loss from continuing operations before income taxes	(1,562)	(2,687)	(6,941)	(7,408)
Provision for income taxes	(1)	—	(4)	—

Net loss from continuing operations	(1,563)	(2,687)	(6,945)	(7,408)
Income (loss) from discontinued operations	—	69	—	(600)

Net loss	$(1,563)	$(2,618)	$(6,945)	$(8,008)

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)
The following table provides additional business unit gross profitability detail for the Company’s Products-based business segment for the periods indicated (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Products segment net sales:
Pool and commercial products	$3,694	$3,007	$9,428	$8,780
Government products/R&D services	939	16	2,305	91

Total products segment net sales	4,633	3,023	11,733	8,871

Products segment cost of sales:
Pool and commercial products	2,328	2,114	6,025	5,670
Government products/R&D services	925	9	2,286	81
Unallocated manufacturing overhead	277	577	1,233	1,757

Total products segment cost of sales	3,530	2,700	9,544	7,508

Products segment gross profit:
Pool and commercial products	1,366	893	3,403	3,110
Government products/R&D services	14	7	19	10
Unallocated manufacturing overhead	(277)	(577)	(1,233)	(1,757)

Total products segment gross profit	$1,103	$323	$2,189	$1,363

Unallocated manufacturing overhead is defined as follows:
1)	costs associated with the operation and shut down of the Solon manufacturing facility which has been relocated to the Mexico facility and

2)	specific expenses which are not attributable to a specific business unit but rather are calculated on the total products business segment. Expenses include Solon manufacturing facility rent, Solon manufacturing depreciation, inventory reserves and accruals and Solon manufacturing support payroll and severance.
A geographic summary of net sales from continuing operations is as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
United States Domestic	$8,048	$1,600	$23,595	$5,681
Other Countries	1,001	1,423	2,769	3,190

Net sales from continuing operations	$9,049	$3,023	$26,364	$8,871

A geographic summary of long-lived assets, which consists of fixed assets, goodwill, and intangible assets, is as follows (in thousands):

	September 30,	December 31,
	2010	2009
United States Domestic	$5,111	$6,306
Other Countries	133	207

Long-lived assets, net	$5,244	$6,513

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)
NOTE 10. INCOME TAXES
At September 30, 2010, the Company has recorded a full valuation allowance against its deferred tax asset in the United States, due to uncertainties related to the Company’s ability to utilize its deferred tax assets, primarily consisting of certain net operating losses carried forward. The valuation allowance is based upon the Company’s estimates of taxable income by jurisdiction and the period over which its deferred tax assets will be recoverable.
NOTE 11. COMMITMENTS AND CONTINGENCIES
In connection with the acquisition of SRC, the Company maintains a performance-related contingent obligation related to the 2.5% payout based upon the annual revenues of the acquired business over the 42 months commencing January 1, 2010, and a $500,000 fee if the market price of the Company’s common stock is not equal to or greater than $2.00 per share for at least twenty trading days between June 30, 2010 and June 30, 2013. The Company accrued for this potential fee at the time of the agreement. For the three and nine months ended September 30, 2010, the Company has paid $123,000 and $380,000, respectively, relating to this 2.5% payout.
NOTE 12. RELATED PARTY TRANSACTIONS
On February 3, 2006, the Company had entered into a consulting agreement with David Ruckert, a member of its Board of Directors. This agreement was terminated on June 30, 2007. No payments were made during the three and nine months ended September 30, 2010 or September 30, 2009. Additionally, Mr. Ruckert was granted options to purchase 32,000 shares of the Company’s common stock. Stock compensation expense incurred under Auditing Standards Codification Topic Number 718, Compensation — Stock Compensation related to these options was $15,000 for the nine months ended September 30, 2010. No expense was incurred during the third quarter 2010 since the options became fully vested on June 30, 2010. Compensation expense for the three and nine months ended September 30, 2009 was $7,000 and $22,000, respectively.
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

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)
On December 29, 2009, and in conjunction with the acquisition of SRC, the Company entered into LOC’s with John Davenport, President of the Company, and with The Trust, for $250,000 and $300,000, respectively. Please refer to Note 7, Long-Term Borrowings, for discussion of the terms of these LOC’s.
Robert Wilson, the Company’s Vice President of its SRC subsidiary, is a minority owner in TLC as well as in Woodstone Energy, LLC (“Woodstone”), a Tennessee limited liability company, both of which are located in Nashville, Tennessee and are key strategic partners of the Company.
In conjunction with the acquisition of SRC on December 31, 2009, the Company entered into an agreement with TLC whereby a Convertible Promissory Note (“Convertible Note”) was issued for the principal amount of $500,000. This Convertible Note bears interest at a rate of the Wall Street Journal Prime Rate plus two percent (“2%”), which along with the principal, is due and payable on June 30, 2013. Additionally, TLC has the right to convert the principal of the Convertible Note, in whole, into 500,000 shares of the Company’s common stock at any time during the period commencing on June 30, 2010 and ending the maturity date. Additionally, as a provision to the Convertible Note, if the reported closing price of a share of the Company’s common stock is not equal to or greater than $2.00 for at least twenty (20) trading days between June 30, 2010 and June 30, 2013, the Company shall pay TLC an additional fee of $500,000 on the maturity date. The Company accrued for this potential fee at the time of the agreement.
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
The Company, in the agreement for the acquisition of SRC, provided for payment of a management fee to TLC for overhead expenses in support of up to $20,000,000 in project revenues in 2010 for those projects on which TLC provides installation support services. The management fee will total $1,232,000, payable in equal monthly installments, and began January 31, 2010 and will end on December 31, 2010. Further, an additional 8% management fee is payable for project revenues above $20,000,000 in fiscal year 2010 for those projects on which TLC provides installation support. TLC has provided predominantly all of the Company’s installation support services for SRC in the first nine months of 2010. The Company has paid $308,000 and $924,000 in TLC management fees for the three and nine months ended September 30, 2010, respectively.
NOTE 13. LEGAL MATTERS
On January 29, 2010, a competitor and former supplier filed a complaint against the Company in the Court of Chancery of the State of Delaware, alleging that the Company has misused proprietary trade secrets, breached a contract, and engaged in deceptive trade practices relating to one of the Company’s lighting products. The complaint seeks injunctive relief and damages. The Company has answered the complaint and filed a counterclaim for breach of contract. The Company strongly denies any impropriety, believes that the complaint is without merit, and intends to vigorously defend the Company against this complaint. The parties are currently in the discovery phase. In the opinion of management, this lawsuit should not have an adverse effect on the financial condition, cash flows, or results of operations.
The Company is involved in other litigation which, in the Company’s opinion, will not have a material adverse effect on our financial position, results of operations or cash flows.
NOTE 14. SUBSEQUENT EVENTS
On October 6, 2010 and November 1, 2010, the Company sold and issued to LPC, and LPC purchased from the Company, a total of 82,400 shares of its common stock for a total consideration of $87,000. Although the Company retains the right, in its sole discretion, to terminate the agreement without fee, penalty, or cost, the Company plans to continue to utilize this financing activity for general corporate and working capital purposes and pursuit of its business strategy.
On June 29, 2010, the Company registered with the SEC the resale of the shares issued and that we may issue in the future under the terms of the SRC, EF Energy, and LPC transactions.

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
Overview
Energy Focus, Inc. and its subsidiaries (the “Company”) engage in the design, development, manufacturing, marketing, and installation of energy-efficient lighting systems and solutions where we serve two segments:
•	solutions-based sales providing turnkey, high-quality, energy-efficient lighting application alternatives primarily to the existing public-sector building market; and

•	product-based sales providing general commercial and industrial lighting and pool lighting offerings, each of which markets and sells energy-efficient lighting systems.
We continue to evolve our business strategy to include providing our customers with turnkey, comprehensive energy-efficient lighting solutions, which use, but are not limited to, our patented and proprietary technology. Our solutions include light-emitting diode (“LED”), ceramic metal halide (“CMH”), fiber optic, high-intensity discharge (“HID”), fluorescent tube and other highly energy-efficient lighting technologies. Typical savings related to our current technology approximates 80% in electricity costs, while providing full-spectrum light closely simulating daylight colors. Our strategy also incorporates continued investment into the research of new and emerging energy sources including, but not limited to, LED and solar energy applications.
Our development of solar technology continues through our role in the United States Government’s Very High Efficiency Solar Cell (“VHESC”) Consortium sponsored by the Defense Advanced Research Projects Agency (“DARPA”). The goal of the VHESC project is to develop a 40% or greater efficient solar cell for United States military applications, which would also ultimately become available to the public for commercial application.
Results of Operations
Cash Accumulation
Net increase in cash and cash equivalents was $649,000 and $1,686,000 for the three and nine months ended September 30, 2010, respectively, which included $1,150,000 of cash received from the selling of a Secured Subordinated Promissory Note and $493,000 of net proceeds from the issuance of shares of Energy Focus, Inc. Common Stock. Net decrease in cash and cash equivalents for the three and nine months ended September 30, 2009 was $2,301,000 and $7,256,000, respectively.
Net Sales and Gross Profit
Solutions-based net sales from continuing operations were $4,416,000 and $14,631,000 for the three and nine months ended September 30, 2010, respectively, resulting from our Stones River Companies, LLC (“SRC”) subsidiary, which was acquired on December 31, 2009.

Product-based net sales from continuing operations were $4,633,000 and $11,733,000 for the three and nine months ended September 30, 2010, respectively; an increase of $1,610,000 and $2,862,000 compared to the three and nine months ended September 30, 2009, respectively. The increase in net sales for the quarter ended September 30, 2010 from the quarter ended September 30, 2009 was primarily the result of a $923,000 increase in government-related contractual research and product sales, as well as a $1,162,000 increase in product-based net sales by our US products division. These gains were partially offset by a decrease in the net sales of our UK subsidiary of $539,000 as compared to the quarter ended September 30, 2009.
Revenues from our products-based business include, but are not limited to, revenues recognized upon shipping, product sale at completion of installation and installation service at completion of installation. Revenues from our lighting solutions-based business include, but are not limited to, revenues recognized from long-term contracts on a percentage-of-completion basis or the fair value of certain contract deliverables. For a detailed discussion on our revenue recognition policy, see our Annual Report on Form 10-K for the year ended December 31, 2009.
Gross profit was $1,862,000 and $4,825,000 for the three and nine months ended September 30, 2010, respectively; an increase of $1,539,000 and $3,462,000 compared to the three and nine months ended September 30, 2009, respectively. The gross profit margin, as a percentage of sales, increased to 20.6% and 18.3% for the three and nine months ended September 30, 2010, respectively, as compared to 10.7% and 15.4% for the three and nine months ended September 30, 2009, respectively, and is primarily the result of higher profit margins relating to our solution-based net sales and product-based business in the third quarter of 2010 coupled with a reduction in indirect costs of our US product-based business.
During 2009, global economic conditions within all of our product-based legacy markets, and particularly within the housing and new construction markets, deteriorated at a pace faster than our cost reduction initiatives could offset. We maintained two manufacturing and assembly facilities for our North American operations which resulted in overall lower gross profitability on a net sales per dollar basis. In a continuing effort to reduce the fixed overhead of the Company, and in conjunction with the strategic transition into a turnkey energy-efficient lighting services solutions company, we relocated 100% of the North American manufacturing and assembly operation into our lower cost Mexican contract manufacturing facility. Relative to our solutions business segment, we continue to aggressively pursue material cost reductions from our current vendor base and are also exploring alternative vendors to supply this explosive growth segment. Furthermore, we continue to reduce our fixed overhead within our corporate infrastructure including the continued negotiation with our Solon facility landlord to develop a lower-cost and mutually beneficial cost structure for that facility. As of September 30, 2010, we have reached a verbal agreement with the landlord that will provide for a significantly lower monthly lease structure in return for an extension of lease term upon the termination of the current lease at the end of April, 2011.
Research and Development
Research and development expense that has not been reclassified to cost of goods sold was $164,000 for the three months ended September 30, 2010, as compared to $236,000 for the three months ended September 30, 2009. Revenues recognized by research and development for the same three month period ended September 30, 2010 and 2009 were $977,000 and $16,000, respectively. Year-to-date 2010 research and development expense that has not been reclassified to cost of goods sold was $566,000 as compared to $878,000 for 2009, while revenues recognized by research and development for the same nine month period ended September 30, 2010 and 2009 were $2,305,000 and $91,000, respectively.
Our research and development expenses are further reduced on a proportional performance basis under DARPA Small Business Innovation Research (“SBIR”) development contracts. During 2009 and 2010, additional SBIR contracts were signed totaling $2,548,000. Of this total contract amount, $1,078,000 was billed through September 30, 2010 with the remaining $1,470,000 categorized as unrecognized reductions of gross research and development expenses. The research and development spending that has not been reclassified to cost of goods sold along with credits from government contracts is shown in the following table (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Gross research and development expense	$164	$236	$566	$878
Deduct: incurred and accrued credits from government contracts	(186)	(297)	(667)	(608)

Net research and development (income) expense	$(22)	$(61)	$(101)	$270

Sales and Marketing
Sales and marketing expenses increased 20.4% to $1,721,000 for the three months ended September 30, 2010, as compared to $1,429,000 for the three months ended September 30, 2009. Included in the 2010 sales and marketing expenses are expenses related to SRC of $426,000. Excluding the SRC related expenses, sales and marketing expenses decreased 9.4% to $1,295,000, primarily due to decreased salaries and benefits, as well as management’s continuing efforts to reduce costs.

Sales and marketing expenses increased 6.8% to $4,858,000 for the nine months ended September 30, 2010, as compared to $4,549,000 for the nine months ended September 30, 2009. The increase is primarily due to sales and marketing expenses related to SRC of $1,048,000. Excluding the SRC related expenses, sales and marketing expenses decreased 16.2% to $3,810,000, primarily due to decreased salaries and benefits, as well as management’s continuing efforts to reduce costs.
General and Administrative
General and administrative expenses increased $120,000 to $1,528,000 for the three months ended September 30, 2010, as compared to $1,408,000 for the three months ended September 30, 2009. The increase is primarily due to general and administrative expenses related to SRC of $397,000. Included in the general and administrative expenses related to SRC is a non-cash charge of $268,000 for the amortization of SRC’s intangible assets. Excluding the SRC related expenses, general and administrative expenses decreased by $277,000 or 19.7%, which is primarily attributable to expenses incurred in 2009 relating to our rights offering partially offset by increases in 2010 for non-cash charges for stock compensation and valuation of equity securities.
General and administrative expenses increased $878,000 to $4,723,000 for the nine months ended September 30, 2010 as compared to $3,845,000 for the nine months ended September 30, 2009. The increase is primarily due to general and administrative expenses related to SRC of $1,080,000. Included in the general and administrative expenses related to SRC is a non-cash charge of $805,000 for the amortization of SRC’s intangible assets. Excluding the SRC related expenses, general and administrative expenses decreased 5.3% to $3,643,000, primarily due to a decrease in employee wages and other employee costs.
Revaluation of Equity Instruments
During the first quarter of 2010, we recognized a non-cash charge of $1,421,000 related to the revaluation of warrants to purchase shares of our common stock acquired by The Trust in our March 2008 equity financing. Furthermore, during the second quarter of 2010, we recognized non-cash charges of $281,000 related to the valuation of 350,000 warrants issued to Lincoln Park Capital Partners, LLC in May, 2010 and $101,000 relating to the valuation of our common stock issued to Lincoln Park Capital Partners, LLC. Please refer to Note 12 of our financial statements for discussion of the transaction with The Trust.
Restructuring Expenses
For the nine months ended September 30, 2010, we recognized restructuring expenses of $26,000. These expenses are associated with the relocation of our remaining manufacturing equipment and operations in Solon, Ohio to a third-party warehouse facility located in California. During the nine months ended September 30, 2009, we incurred restructuring expenses of $125,000 associated with relocating our manufacturing operations in the United States from Solon, Ohio to Mexico.
Other Income and Expenses
We had interest income of $1,000 and interest expense of $154,000 for the three months ended September 30, 2010. We had interest income of $4,000 and interest expense of $404,000 for the nine months ended September 30, 2010. Interest income consists of interest earned on deposits. Interest expense includes interest on our long-term borrowings and contingent consideration, including any amortization of debt discounts related to these commitments. Please refer to Note 3 of our financial statements for discussion of this contingent consideration. We had interest income of $4,000 and interest expense of $25,000 for the three months ended September 30, 2009. We had interest income of $13,000 and interest expense of $74,000 for the nine months ended September 30, 2009.
Discontinued Operations
As part of our strategy of directing our core business activities towards providing turnkey lighting energy solutions to the existing public-sector building market, we determined that our German subsidiary was not directly aligned with this strategic initiative. Therefore, in the third quarter of 2009, we committed to a plan to sell our German subsidiary, LBM Lichtleit-Fasertechnik (“LBM”).
In December 2009, we completed the sale of our ownership in LBM for $225,000 comprised of cash and a promissory note. Furthermore, we will receive an earn out equal to ten percent (10%) of post-acquisition, pre-amortization, pre-tax profit for a period of 24 months commencing January 2010. As part of this transaction, the purchaser assumed all rights to both tangible and intangible assets as well as all of the liabilities of LBM.
Through September 30, 2010, LBM has not made any earn out payments to the Company nor has the Company accrued any earnings related to these payments.

Net sales from discontinued operations were $513,000 and $1,217,000 for the three and nine months ended September 30, 2009, respectively. Net income from discontinued operations was $69,000 for the three months ended September 30, 2009. Net loss from discontinued operations was $600,000 for the nine months ended September 30, 2009.
We have reported the business described above as discontinued operations for all periods presented. Please refer to Note 4 of our financial statements for a discussion concerning discontinued operations.
Net loss
We recorded a net loss of $1,563,000 for the three months ended September 30, 2010; a 40.3% decrease from the net loss of $2,618,000 for the three months ended September 30, 2009 including the impact of discontinued operations. Of this loss, $268,000 is a non-cash charge for the amortization of SRC’s intangible assets and $54,000 is a non-cash charge related to the valuation of certain financial securities. We recorded a net loss of $6,945,000 for the nine months ended September 30, 2010 compared to a net loss of $8,008,000 for the nine months ended September 30, 2009. Of this loss, $805,000 is a non-cash charge for the amortization of SRC’s intangible assets and $1,803,000 is a non-cash charge related to the valuation of certain financial securities.
Liquidity and Capital Resources
Cash and Cash Equivalents
At September 30, 2010, our cash and cash equivalents were $2,748,000 as compared to $1,062,000 at December 31, 2009, a net cash increase of $1,686,000 for the nine months September 30, 2010. This compares to a net cash decrease of $7,429,000 for nine months ended September 30, 2009.
Net Cash (Used in) Provided by Operating Activities
Net cash used in operating activities of continuing operations primarily consists of net loss adjusted by non-cash items, including depreciation, amortization, and stock-based compensation, as well as the effect of changes in working capital. Cash decreased during the nine months ended September 30, 2010, by a net loss of $6,945,000, compared to a net loss of $7,408,000 for the nine months ended September 30, 2009. After adjustments, net cash provided by operating activities of continuing operations was $155,000 for the nine months ended September 30, 2010 compared to a net cash usage of $6,634,000 for the nine months ended September 30, 2009.
Net cash provided by operating activities of discontinued operations primarily consisted of net loss adjusted by non-cash items, including depreciation, as well as the effect of changes in working capital. Cash decreased during the nine months ended September 30, 2009, by a net loss of $600,000 for the nine months ended September 30, 2009. After adjustments, net cash provided by operating activities of discontinued operations was $186,000 for the nine months ended September 30, 2009.
Net Cash Used in Investing Activities
Net cash used in investing activities of continuing operations was $119,000 for the nine months ended September 30, 2010, a decrease of 25.2% compared to a net cash usage of $159,000 for the nine months ended September 30, 2009. During both periods, cash was used for the acquisition of fixed assets.
Net cash provided by investing activities of discontinued operations was $313,000 for the nine months ended September 30, 2009.
Net Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities of continuing operations was $1,643,000 for the nine months ended September 30, 2010. Cash provided was due to the selling of a Secured Subordinated Promissory Note for the principal amount of $1,150,000 and $493,000 of net proceeds from the issuance of shares of Energy Focus, Inc. common stock. Please refer to the discussion below for details of these transactions.
Net cash used in financing activities of continuing operations for the nine months ended September 30, 2009 was $320,000 while net cash used in financing activities of discontinued operations was $420,000 for this same period. This cash usage was due to payment on our line of credit and long-term borrowings.
On March 17, 2010, we entered into a Purchase Agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”) of Chicago, Illinois and issued to LPC 120,000 shares of our common stock. Under the Agreement, on May 31, 2010 we sold and issued to LPC, and LPC purchased from us, 360,500 shares of our common stock, together with warrants (“Warrants”) to purchase 350,000 shares at an exercise price of $1.20 per share, for a total consideration of $375,000. The Warrants have a term of five years, are not exercisable until December 1, 2010, and expire on December 1, 2015. Under the Purchase Agreement, LPC has also agreed to purchase up to an additional 3,650,000 shares of our common stock at our option over approximately 25 months. We have the right to direct LPC to purchase up to 20,000 shares as often as every five (5) business days. We can suspend purchases or accelerate the number of shares to be purchased at any time. No sales of shares may occur below $1.00 per share. The purchase prices of the shares will be based on the market prices of our shares at the time of sale, as computed under the Agreement without any fixed discount. We may at any time in our sole discretion terminate the Agreement without fee, penalty, or cost upon five business dates notice. In connection with the transactions contemplated by the Purchase Agreement, the Company filed a Registration Statement (the “Registration Statement”) with the U.S. Securities & Exchange Commission (the “SEC”) to register under the Securities Act of 1933, as amended, the shares of common stock associated with this transaction. On July 14, 2010, we received a Notice of Effectiveness from the SEC relating to the Registration Statement.
As of September 30, 2010, we sold and issued to LPC, and LPC purchased from us, a total of 540,750 shares of our common stock for a total consideration of $646,000. On October 6, 2010 and November 1, 2010, we sold and issued to LPC, and LPC purchased from us, a total of 82,400 shares of our common stock for a total consideration of $87,000. Although we retain the right, in our sole discretion, to terminate the agreement without fee, penalty, or cost, we reserve the right to continue to utilize this financing activity for general corporate and working capital purposes and pursuit of our business strategy.
On May 18, 2010, we received a notification from the NASDAQ Listing Qualifications Department indicating that our shareholders’ equity as shown in its Condensed Consolidated Balance Sheet as of March 31, 2010 was $9,727,000, which was less than the minimum $10,000,000 required by NASDAQ Listing Rule 5450(b)(1)(A). In response to the notification, on July 14, 2010 we transferred the listing of the Company’s common stock from the NASDAQ Global Market to the NASDAQ Capital Market. Like the Global Market, the Capital Market has certain continued listing requirements. Among them, the Capital Market requires a listed company to have a minimum of $2,500,000 in stockholders equity and a minimum bid price of a company’s shares of $1.00. We are in compliance with all current listing requirements.
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
In conjunction with the acquisition of SRC on December 31, 2009, we entered into an agreement with TLC Investments, LLC (“TLC”), whereby a Convertible Promissory Note (“Convertible Note”) was issued for the principal amount of $500,000. This Convertible Note bears interest at the Wall Street Journal Prime Rate plus two percent (2%), which along with the principal, is due and payable on June 30, 2013 (“maturity date”). Additionally, TLC has the right to convert the principal of the Convertible Note, in whole, into 500,000 shares of our common stock at any time during the period commencing on June 30, 2010 and through the maturity date. Additionally, as a provision to the Convertible Note, if the reported closing price of a share of common stock of the Company is not equal to or greater than $2.00 for at least twenty (20) trading days between June 30, 2010 and June 30, 2013, we shall pay TLC an additional fee of $500,000 on the maturity date. The Company accrued for this potential fee at the time of the agreement.
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
Through our United Kingdom subsidiary, we maintain a British pounds sterling-denominated bank overdraft facility with Lloyds Bank Plc, in the amount of $397,000, based on the exchange rate at September 30, 2010. There were no borrowings against this facility as of September 30, 2010 or December 31, 2009. This facility is renewed annually on January 1. The interest rate on the facility was 2.75% at September 30, 2010, and December 31, 2009.
Liquidity
Historically, we have incurred losses attributable to operational performance which have negatively impacted cash flows. Although we continue to address many of the legacy issues that have historically burdened our financial performance, we still face challenges in order to reach profitability. In order for the Company to attain profitability and growth, we will need to continue to successfully address these challenges, including the continuation of cost reductions throughout our organization, execution of our marketing and sales plans for our new turnkey energy-efficient lighting solutions business, continued exploration of accretive acquisition targets, continued evaluation and potential divestiture of select business product lines, and continued improvements in our supply chain performance.
We are optimistic about obtaining the funding necessary for the Company to meet on-going tactical and strategic capital requirements. However, there can be no assurances that this objective will be successful. As such, we will continue to review and pursue selected external funding sources, if necessary, to execute these objectives including the following:
•	obtain financing from non-traditional investment capital organizations,

•	potential sale or divestiture of one or more operating units, and

•	obtain funding from the sale of our common stock or other equity, debt, or convertible instruments.
Obtaining financing through the above-mentioned mechanisms contains risks, including:
•	loans or other debt instruments may have terms and/or conditions, such as interest rate, restrictive covenants, and control or revocation provisions, which are not acceptable to management or our Board of Directors,

•	the current economic environment combined with our capital constraints prevent us from being able to obtain any debt financing,

•	financing may not be available for parties interested in pursuing the acquisition of one or more of our operating units, and

•	additional equity financing may not be available to us in the current economic environment and could lead to further dilution of shareholder value for current shareholders of record.
Critical Accounting Policies
The preparation of our financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies, and the reported amounts of net sales and expenses in the financial statements. Material differences may result in the amount and timing of net sales and expenses if different judgments or different estimates were utilized. Critical accounting policies, judgments, and estimates which we believe have the most significant impact on our financial statements include allowances for doubtful accounts, returns, warranties, valuation of inventories, revenues recognized on a percentage-of-completion basis and stock-based compensation. For the detailed discussion of the application of policies critical to our business operations, see our Annual Report on Form 10-K for the year ended December 31, 2009.

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
In October, 2009, the FASB issued ASU 2009-013, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements. ASU 2009-13 revises certain accounting for revenue arrangements with multiple deliverables. In particular, when vendor specific objective evidence or third-party evidence for deliverables in an arrangement cannot be determined, ASU 2009-13 allows use of a best estimate of the selling price to allocate the arrangement consideration among them. ASU 2009-13 is effective for the first quarter of 2011, with early adoption permitted. The Company has adopted ASU 2009-13, which did not have a material impact on our consolidated financial statements.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of September 30, 2010, we had British pounds sterling-denominated cash valued at $508,000 held in the United Kingdom, based on the exchange rate at September 30, 2010. The balances for cash held in the United Kingdom are subject to exchange rate risk. We have a policy of maintaining cash balances in local currency unless an amount of cash is occasionally transferred in order to repay inter-company debts.
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
(b) Changes in internal control over financial reporting
During the quarter, we replaced our Manager of Financial Reporting. Our new manager has over eight years of financial reporting, analysis, and budgeting experience with nationally-recognized, multi-billion dollar, publicly-traded companies and approximately two years of experience working with internationally-recognized independent public accounting firms. There were no other changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter. Further, there were no other items identified in connection with our internal evaluations that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
There have been no material changes in the legal proceedings discussed in our Annual Report on Form 10-K for the year ended December 31, 2009 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010. However, we are involved in other litigation which, in our opinion, will not have a material adverse effect on our financial position, results of operations or cash flows.
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
From time to time during the fourth quarter of 2009 and early in the first quarter of 2010, we did not meet the Global Market’s continued listing requirements that called for the maintenance of a minimum bid price of our common stock of $1.00 per share and minimum shareholders’ equity of $10,000,000. We received formal notices of non-compliance from the Global Market. Although we regained compliance with the continued listing requirements on those occasions, there was a continuing risk that we could again become non-compliant with the requirements.
In this regard, our shareholders’ equity as of the end of the first quarter fell below the minimum shareholders’ equity requirement of the Global Market. On May 18, 2010, we received a notification from the Global Market that we had fallen out of compliance and that we had until July 2, 2010 to submit a plan to regain compliance or to submit an application to transfer the listing of our shares of common stock from the NASDAQ Global Market to the NASDAQ Capital Market where the minimum shareholders’ equity listing requirement is $2,500,000. On July 2, 2010 we submitted an application to transfer to the Capital Market. On July 9, 2010 the NASDAQ Stock Market informed us that it had approved our transfer application. Our common stock began trading on the Capital Market on July 14, 2010.
The Capital Market, like the Global Market, has a continued listing requirement that calls for the maintenance of a minimum bid price of our common stock of $1.00 per share. If the minimum bid price of our common stock should fall below $1.00 for an extended period of time in the future, we will be required to take remedial action on it. The Company is currently in compliance with all listing requirements.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On May 31, 2010 we sold and issued to LPC, and LPC purchased from us, 360,500 shares of our common stock, together with warrants to purchase 350,000 shares at an exercise price of $1.20 per share, for a total consideration of $375,000. During the month of July 2010, we sold and issued to LPC, and LPC purchased from us, 30,900 shares of the Company’s common stock for a total consideration of $37,000. We have used the proceeds from the sale of shares to LPC for general corporate and working capital purposes and to pursue our business strategy. In connection with the transactions contemplated by the Purchase Agreement, we filed a Registration Statement with the SEC to register under the Securities Act of 1933, as amended, the shares of common stock associated with this transaction. On July 14, 2010, we received a Notice of Effectiveness from the SEC relating to the Registration Statement.
ITEM 5. OTHER INFORMATION
As mentioned in Item 1A above, our shareholders’ equity as of the end of the first quarter fell below the minimum shareholders’ equity requirement of the Global Market. On May 18, 2010, we received a notification from the Global Market that we had fallen out of compliance and that we had until July 2, 2010 to submit a plan to regain compliance or to submit an application to transfer the listing of our shares of common stock from the NASDAQ Global Market to the NASDAQ Capital Market where the minimum shareholders’ equity listing requirement is $2,500,000. On July 2, 2010 we submitted an application to transfer to the Capital Market. On July 9, 2010 the NASDAQ Stock Market informed us that it had approved our transfer application. Our common stock began trading on the Capital Market on July 14, 2010 and we are currently in compliance with all listing requirements.

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

ENERGY FOCUS, INC.
Date: November 11, 2010	By:	/s/ Joseph G. Kaveski
Joseph G. Kaveski
Chief Executive Officer

	By:	/s/ Nicholas G. Berchtold
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