Form 10-K
period 2010-12-31
ENERGY FOCUS, INC/DE
filed 2011-03-31
CIK 924168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-24230
ENERGY FOCUS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State of incorporation)	94-3021850 (I.R.S. Employer Identification No.)
32000 Aurora Road
Solon, Ohio 44139
(Address of principal executive offices, including zip code)
Registrant’s telephone number, including area code: 440.715.1300
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Exchange Act:
Title of Each Class
Common Stock, Par Value $0.0001
Series A Participating Preferred Stock Purchase Rights
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act of 1933. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Approximate aggregate market value (on basis of closing bid price) of voting stock held by non-affiliates as of June 30, 2010: $19,918,936
Number of the registrant’s shares of common stock outstanding as of February 28, 2011: 24,200,617
Documents Incorporated by Reference
Portions of the proxy statement for the 2011 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this report.

PART I
Item 1. Business
Energy Focus, Inc. and subsidiaries (“Energy Focus”) design, develop, manufacture, and market energy-efficient lighting products, and is a leading provider of turnkey, energy-efficient, lighting solutions in the governmental and public sector market, general commercial market, and the pool market. Energy Focus’ lighting technology offers significant energy savings, heat dissipation and maintenance cost benefits over conventional lighting for multiple applications.
Overview
We engage in the design, development, manufacturing, marketing, and installation of energy-efficient lighting systems and solutions where we serve two segments:
•	solutions-based sales providing turnkey, high-quality, energy-efficient lighting application alternatives primarily to the existing public-sector building market; and

•	product-based sales providing military, general commercial and industrial lighting and pool lighting offerings, each of which markets and sells energy-efficient lighting systems.
We continue to evolve our business strategy to include providing our customers with turnkey, comprehensive energy-efficient lighting solutions, which use, but are not limited to, its patented and proprietary technology. Our product-based solutions include light-emitting diode (“LED”), fiber optic, high-intensity discharge (“HID”), fluorescent tube and other highly energy-efficient lighting technologies. Typical savings related to current technology of the Company approximates 80% in electricity costs, while providing full-spectrum light closely simulating daylight colors. Our strategy also incorporates continued investment into the research of new and emerging energy sources including, but not limited to, LED and solar energy applications.
Our long-term strategy is to penetrate the $100 billion existing building and $300 million US military lighting markets by providing turnkey, comprehensive energy-efficient lighting solutions, which utilize our proprietary energy-efficient lighting products. We will continue to focus on markets where the benefits of our lighting solutions offerings, combined with our technology, are most compelling. These markets include: schools, universities, hospitals, office buildings, parking garages, supermarkets, museums, cold storage facilities and manufacturing environments. The passage of the Energy Savings Performance Contracts legislation in nearly all the States and the Energy Independence and Security Act of 2007 by Congress created a natural market for our energy-efficient products. Under this Act, all incandescent light bulbs are mandated by federal law to utilize 25% to 30% less energy than today’s products by the years 2012 through 2014. Since many of our products are already 80% more efficient than incandescent bulbs, our focus is to increase the public’s awareness and knowledge of our technology and to establish comprehensive distribution channels so that demand can be fulfilled quickly.
Our development of solar technology is continuing through our leadership role in the United States government’s Very High Efficiency Solar Cell (“VHESC”) Consortium sponsored by the Defense Advanced Research Projects Agency (“DARPA”). The goal of the VHESC project is to develop a 40% or greater efficient solar cell for United States military applications, which would ultimately be available to the public for commercial application.
During 2010, we made major progress in our restructuring plan focused on repositioning the Company for growth and profitability. This plan involves three major areas of focus which include:
•	Dramatic reduction of unabsorbed manufacturing and fixed overhead costs.

•	Leveraging our fundamental intellectual property and government research to create extremely energy-efficient illumination products for existing buildings. We are currently developing Intellitube™, an intelligent LED lamp to replace linear fluorescent lamps for general illumination. The LED replacement lamp is designed to reduce energy consumption by more than 80% while delivering superior lighting qualities.

•	Establishing a national sales and delivery vehicle into the existing building market through the acquisition of lighting retrofit companies: We completed our first full year with Stones River Companies, LLC (“SRC”), a well established lighting retrofit company, which we acquired on December 31, 2009, that primarily services the Southeastern region of the United States. We anticipate further growth through expansion of SRC’s geographical coverage and, possibly, through one or more subsequent acquisitions across the United States.
We market our products and services through multiple sales channels and subsidiaries. The following is a brief summary of each unit:
Business Unit: Stones River Companies, LLC

Offerings: Application design, engineering, project management, and turnkey lighting and solar retrofits.

Target Market: Energy Services Companies (“ESCO’s”) selling into Fortune 100 corporate clients and public sector existing buildings such as: schools, universities, hospitals, and public office buildings at the federal, state and local level.

Business Unit: Energy Focus Government Contracts and Sales

Offerings: Solid state lighting technologies and products to the United States Military.

Target Market: United States Navy, United States Army and any other Federal Military unit.

Business Unit: US Products which include:
Fiberstars Pool and Spa

Offerings: Decorative lighting and related products to the United States pool market.

Target Market: United States pool new construction market and existing market upgrades.
Fiberstars Commercial

Offerings: Premier energy-efficient lighting products; decorative architectural lighting products including LED and fiber optic technologies.

Target Market: Corporate accounts including, distribution centers, warehouses, manufacturing, food and clothing retail, and cold storage; decorative lighting for new commercial buildings.
Business Unit: Crescent Lighting Limited

Offerings: Decorative and specialty lighting products including LED and fiber optic technologies.

Target Market: New commercial building decorative lighting market in Europe, Asia, and the Middle East.
Products
In 2010, we produced, sourced, and/or marketed a wide variety of lighting technologies to serve two general markets: commercial buildings and pool lighting. Our offerings include the following products:
•	LED docklights,

•	LED parking garage lamps and fixtures,

•	LED cold storage globe lamps and LED fiber optic lighting systems,

•	LED landscape fixtures,

•	LED replacements for linear fluorescent lamps,

•	LED lamps and fixtures (e.g. pool “PAL” lights), and

•	7 Families of LED fixtures to serve the US Navy.
In addition, we also produced customized components such as underwater lenses, color-changing LED lighting fixtures, and lighted water features, including waterfalls and laminar-flow water fountains. Furthermore, we continue to aggressively penetrate the government and military lighting markets. In this regard, we have many products being actively marketed to the United States federal government agencies through the General Services Administration website, https://www.GSAAdvantage.gov.
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
Long-Term Strategy
Our long-term strategy is to substantially penetrate the $100 billion existing building and $300 million US Military lighting markets by providing turnkey, comprehensive energy-efficient lighting solutions which utilize our proprietary energy-efficient lighting products. We will continue to focus on markets where the benefits of our lighting solutions offerings, combined with our technology, are most compelling.
Our strengths, which provide a strategic competitive advantage, include the following:
•	fundamental intellectual property and trade secrets in non-imaging optics and coatings,

•	a broad and intimate understanding of lighting technologies,

•	proven ability to develop systems which efficiently create, transport, and display light,

•	a superior understanding of the existing building market drivers and the evolution towards “green” lighting products and energy-efficient lighting systems that maximize customer ROI,

•	core competencies in execution of all facets of solutions sales, and

•	strong relationships with the federal government for research and development.

Our tactical approach to implement our long term strategy includes:
•	Intensifying our focus on the existing building market. On December 31, 2009, we completed our acquisition of SRC to obtain a sales and delivery vehicle into the public sector existing building market. In 2010, our SRC business accounted for approximately 56% of our revenues.

•	Developing mainstream lighting technologies that directly compete against linear fluorescent general illumination lamps and

•	Continuing to reduce our operating expenses.
We expect that these actions will result in the following outcomes:
•	A continued positive impact to our cash flow and sales growth due to the SRC business unit,

•	Our sales growth, cost reduction initiatives and additional selected financing facilities, will provide adequate operating funds for organic growth,

•	The formation of a streamlined organization that is focused on creating economic value through turnkey energy-efficient lighting system and solutions for existing building owners,

•	Development of military grade LED lighting products for the US Armed Forces,

•	Development of mainstream lighting products for the existing building market that are not currently available and are differentiated by their performance, energy consumption, longevity, and controllability, and

•	A platform for continued growth within the public building sector through the acquisition of SRC. This will allow us to take advantage of the opportunity created by Energy Savings Performance Contracts legislation at the State and Federal level, and state and federal utility stimulus packages available in public sector markets.
Sales, Marketing, and Distribution of our Offerings Portfolio
Products
Our products are sold through a combination of direct sales employees, independent sales representatives, and various distributors in different geographic markets throughout the world. Our distributors’ obligation to us is not contingent upon the resale of our products and as such does not prohibit revenue recognition. We also distribute our products through our SRC subsidiary.
Within the commercial and pool lighting business units, we continue to focus on general contractors and specifiers especially in the retail, hospitality, museum and health care markets. Our lighting retrofit subsidiary, SRC, is heavily targeting the existing public building market and will generate enormous benefits by utilizing our products for quick, energy-efficient upgrades.
Solutions
Our solutions-based sales are designed to enhance total value by providing turnkey, high-quality, energy-efficient lighting application alternatives that positively impact customers’ profitability, the environment, and the communities we serve. These solutions are sold through our SRC subsidiary and include not only our proprietary energy-efficient lighting solutions, but also sourced lighting systems, energy audits, and service agreements.
Through SRC, we target the existing public building market, particularly health care and hospitals, schools and universities, governments and municipalities, museums, hospitality and casinos, as well as industry and manufacturing. SRC’s direct customers are large national ESCO’s that provide energy-efficient upgrades around the country. Also within the solutions business unit, we serve multi-location food retailers, cold storage facilities, retailers, and industrial/commercial real estate companies.
As of December 31, 2010, we had approximately 90 sales and independent sales representatives throughout the United States and United Kingdom.
Our ten largest customers accounted for approximately 64.2% of our net sales from continuing operations for the twelve months ended December 31, 2010. In 2009, our ten largest customers accounted for approximately 33.4% of our net sales from continuing operations.

Manufacturing and Suppliers
In 2010, we produced our lighting systems through a combination of internal and outsourced manufacturing and assembly operations. Our internal lighting system manufacturing consisted primarily of fiber processing, final assembly, testing, and quality control. We used independent contractors to manufacture some components and sub-assemblies and have worked with a number of our vendors to design custom components to meet our specific needs. We manage inventories of domestically produced component parts on a just-in-time basis when practicable. Our quality assurance program provides for testing of all sub-assemblies at key stages in the assembly process as well as testing of finished products.
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
Research and Development
Research and development has remained a key focus of our Company; accordingly, we have committed substantial resources to this endeavor. Our research and development team is dedicated to continuous improvement and innovation of our current lighting technologies, including LED, fiber optics and HID systems. Furthermore, our research and development team plays a leading role in the United States government’s VHESC Consortium sponsored by DARPA. The purpose of the VHESC project is to develop an extremely high-efficiency solar cell for United States military applications, which would ultimately be available for commercial application.
Research and development income, net of expenses, for the year ended December 31, 2010 was $202,000. Research and development expense, net of credits from the government, for the years ended December 31, 2009 and 2008 was $319,000 and $237,000, respectively.
Our recent achievements include:
2010: We were awarded $3.0 million in new research contracts and grants in 2010. These included three awards totaling $1.6 million announced January 26, 2010. Two of these awards, “Explosion-Proof Solid State Lighting for Extreme Environments” and “A Spectrally Dynamic Berth Light for Active Circadian Cycle Management” are Phase 2 Small Business Innovation Research (“SBIR”) grants from DARPA. The third award, “Innovative Solid State Lighting Replacements for Industrial and Test Facility Locations,” is a Phase 1 Small Business Technology Transfer (“STTR”) program grant received from the National Aeronautics and Space Administration (“NASA”). A Department of Energy (“DoE”) for $1.0 million award to develop high performance Sol-Gel coatings for lighting and solar applications was announced August 10, 2010. Finally, an additional $0.4 million in Department of Defense (“DoD”) funding to advance Energy Focus’ LED Intellitube™ technology and applications was announced August 31, 2010. In addition, we completed qualification of seven families of solid state lighting fixtures developed under Naval Sea Systems Command (“NAVSEA”) and DARPA contracts. The Company is currently shipping these products to the United States Navy.
2009: In March, 2009, the DoD selected Energy Focus to receive a Phase I SBIR grant to begin the development of a “Solid State Infrared Replacement for the M-278 Flare” for the United States Army’s Hydra Rocket System. In July, 2009, the Naval Research Warfare Center awarded us a $1,400,000 contract to develop and produce solid state lighting fixtures for use on Virginia Class attack submarines. In August, 2009, DARPA awarded us a $500,000 SBIR extension grant to develop and produce solid state lighting fixtures for general use on United States Navy ships. In September, 2009, we entered into a $3,100,000 contract with the VHESC Consortium to deliver advanced optics research to enable development of high-efficiency, low-cost photovoltaic-based solar cells. Also in September, we entered into a $100,000 Agreement with the Department of Energy for a Phase I SBIR project to investigate methods of using coatings to improve color consistency for Metal Halide lamps. In October, 2009, we entered into an additional $100,000, twelve-month contract with the VHESC Consortium to continue advanced solar research on low-cost energy-efficient spectrum splitting technologies.

2008: In November, 2008, the United States DoE named Energy Focus an Energy Star Partner. Energy Star is a joint program of the United States’ Environmental Protection Agency and DoE helping Americans save money and protect the environment through energy-efficient products and practices. Also in November, DARPA, through their SBIR Program, awarded us a contract to develop Explosion Proof LED fixtures. In December, 2008, the DARPA SBIR Program awarded us a contract to develop berth lighting systems that will effectively reset a sailor’s body clock for environments where the natural circadian rhythm is frequently disrupted. The two DARPA SBIR contracts are for a total of $198,000. Also in December, we installed high-efficiency lighting fixtures to retrofit 100% of the high-bay lighting in a hangar deck on board an Arleigh Burke class Naval Destroyer. This installation followed a year-long demonstration on board naval vessels that replaced existing fluorescent, incandescent, and halogen lighting with various LED lighting solutions.
Intellectual Property
We have a policy of seeking to protect our intellectual property through patents, license agreements, trademark registrations, confidential disclosure agreements and trade secrets, as management deems appropriate. As of December 31, 2010, our intellectual property portfolio consisted of 74 issued United States and foreign patents, various pending United States patent applications, and various pending Patent Cooperation Treaty patent applications filed with the World Intellectual Property Organization that serves as the basis of national patent filings in countries of interest. Our issued patents expire at various times between January, 2013 and June, 2030. Generally, the term of patent protection is twenty years from the earliest effective filing date of the patent application. There can be no assurance, however, that our issued patents are valid or that any patents applied for will be issued. There can be no assurance that our competitors or customers will not copy aspects of our lighting systems or obtain information that we regard as proprietary. There can also be no assurance that others will not independently develop products similar to ours. The laws of some foreign countries in which we sell or may sell our products do not protect proprietary rights to products to the same extent as do the laws of the United States.
We are aware that a large number of patents and pending patent applications exist in the field of fiber optic technology and LED lighting. We are also aware that certain competitors hold and have applied for patents related to fiber optic lighting and LED lighting. Although, to date, we have not been involved in litigation challenging our intellectual property rights, we have, in the past, received communications from third parties asserting rights over our patents or that our technology infringes upon intellectual property held by such third parties. On January 29, 2010, a competitor and former supplier filed a complaint against our Company in the Court of Chancery of the State of Delaware, alleging that we misused proprietary trade secrets, breached a contract, and engaged in deceptive trade practices relating to one of our lighting products. The complaint seeks injunctive relief and damages. We have answered the complaint and filed a counterclaim for breach of contract. The parties currently are involved in discovery. We strongly deny any impropriety, believe that the complaint is without merit, and have been vigorously defending ourselves. We have reached an oral settlement of this case and are negotiating a written settlement agreement. The defense of this lawsuit has not had, and in the opinion of management, the implementation of the settlement will not have, an adverse effect on our financial condition, cash flows or results of operations.
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
Backlog
We typically ship standard products within a few days after receipt of order. Custom products are shipped within 30-60 days of receipt of order. Generally, there is not a significant backlog of orders except at year-end. Our products-based backlog at the end of 2010 was $1,540,000, compared to $859,000 at the end of 2009. Our solutions-based backlog on awarded contracts totaled approximately $3,523,000. Recognized revenues from these contracts occur over the course of 2011 and are recognized as the services are being performed or the materials are delivered. Historically, materials have accounted for 50% of the total recognized project revenues and auditing and engineering costs have accounted for 10% of the total recognized project revenues. The remaining project revenues are recognized on a percentage of completion basis as installation occurs.

Competition
Our commercial lighting products compete against a variety of lighting products, including conventional light sources such as: incandescent light bulbs, metal halide lamps, LEDs, compact fluorescent lamps, other fiber optic lighting systems and decorative lighting technologies. Our ability to compete depends substantially upon the superior performance and lower lifecycle cost of our products and services. Principal competitors in our markets include: large lamp manufacturers, lighting fixture companies, distributors, lighting retrofit companies, and ESCO’s whose financial resources may substantially exceed ours. These competitors may introduce new or improved products that may reduce or eliminate some of the competitive advantage of our products. We anticipate that the primary competition to our systems will come from new technologies that offer increased energy efficiency, lower maintenance costs and/or lower heat radiation. In certain applications, we compete with LED systems produced by large lighting companies such as Philips and General Electric. In traditional commercial lighting applications, we compete primarily with local and regional lighting manufacturers that, in many cases, are more established in their local markets than our Company. In traditional commercial lighting, fiber optic lighting products are offered by a number of smaller companies, some of which compete aggressively on price. Some of these competitors offer products with performance characteristics similar to those of our products. Additionally, some conventional lighting companies now manufacture or license fiber optic lighting systems that compete with our products. Selected companies that compete with us in Asia include Phillips, Mitsubishi, Bridgestone, and Toray.
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
Insurance and Bonding
All of our properties and equipment are covered by insurance and we believe that such insurance is adequate. In addition, we maintain general liability and workers compensation insurance in amounts that we believe are consistent with our risk of loss and industry practice. In regards to our lighting solutions-based business, we are often required to provide various types of surety bonds as an additional level of security of our performance. We have a surety arrangement with one surety for which we provide cash collateral relating to our surety bonding program. We believe that this cash collateral is sufficient to support our current bonding requirements.
Employees
As of December 31, 2010, we had 68 associates, 17 of whom are located in the United Kingdom and 51 in the United States.
None of our associates are subject to any collective bargaining agreement.
Business Segments
We have two reportable segments: product-based sales featuring pool lighting and general commercial lighting, each of which markets and sells lighting systems, and solutions-based sales providing turnkey, high-quality, energy-efficient lighting application alternatives. Our products are sold primarily in North America, Europe, and the Far East through a combination of direct sales employees, independent sales representatives and various distributors. Our solutions-based sales are designed to enhance total value by positively impacting customers’ profitability, the environment, and the communities it serves. These solutions are sold primarily in North America through our direct sales employees as well as our SRC subsidiary, and include not only our proprietary energy-efficient lighting solutions, but also sourced lighting systems, energy audits, and service agreements.

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
Forward-looking Statements
When used in this report, the words “expects,” “anticipates,” “estimates,” “plans,” “intends,” and similar expressions are intended to identify forward-looking statements. These statements include, but are not limited to, statements as to our competitive position; future operating results; net sales growth; expected operating expenses and capital expenditures; gross product margin improvement; sources of net sales; anticipated credits from government contracts; product development and enhancements; liquidity and cash reserves; our reliance upon a limited number of customers; our accounting policies; the effect of recent accounting announcements; the development and marketing of new products; relationships with customers and distributors; relationships with, dependence upon, and the ability to obtain components from suppliers; as well as our remarks concerning our ability to compete in certain markets; the evolution and future size of those markets; seasonal fluctuations; plans for and expected benefits of outsourcing and offshore manufacturing; trends in the price and performance of fiber optic lighting products; the benefits and performance of our lighting products; the adequacy of our current facilities; our strategy with regard to protecting our proprietary technology; our ability to retain qualified employees; and the risks set forth below under Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions, or circumstances on which any such statement is based.
Energy Focus ®, EFO®, Fiberstars®, BritePak®, and EFO-Ice® are our registered trademarks. We may also refer to trademarks of other corporations and organizations in this document.
All references to “Energy Focus,” “we,” “us,” “our,” or “the Company” means Energy Focus, Inc. and its subsidiaries, except where it is made clear that the term means only the parent company.

Item 1A. Risk Factors
We have a history of operating losses and may incur losses in the future.
We have experienced net losses of $8,517,000 and $11,015,000 for the years ended December 31, 2010 and 2009, respectively. As of December 31, 2010, we had an accumulated deficit of $68,860,000. Although management continues to address many of the legacy issues that have historically burdened our financial performance, we still face challenges in order to reach profitability. In order for us to attain profitability and growth, we will need to successfully address these challenges, including the continuation of cost reductions throughout our organization, execution of our marketing and sales plans for our turnkey energy-efficient lighting solutions business, the development of new technologies into sustainable product lines and continued improvements in our supply chain performance.
Although we are optimistic about reaching profitability, there is a risk that our business may not be as successful as we envision. Our independent public accounting firm has issued an opinion in connection with our 2010 Annual Report on Form 10-K raising substantial doubt as to our ability to continue as a going concern. This opinion stems from our historically poor operating performance, the current economic environment, and our historical inability to generate sufficient cash flow to meet obligations and sustain operations without obtaining additional external financing. Although we are optimistic about obtaining the funding necessary for us to continue as a going concern, there can be no assurances that this objective will be successful. As such, we will continue to review and pursue selected external funding sources, if necessary, to execute these objectives including, but not limited to, the following:
•	obtain financing from traditional or non-traditional investment capital organizations or individuals,

•	potential sale or divestiture of one or more operating units, and

•	obtain funding from the sale of our common stock or other equity or debt instruments.
Obtaining financing through the above-mentioned mechanisms contains risks, including:
•	loans or other debt instruments may have terms and/or conditions, such as interest rate, restrictive covenants, and control or revocation provisions, which are not acceptable to management or our Board of Directors,

•	the current economic environment combined with our capital constraints may prevent us from being able to obtain any debt financing,

•	financing may not be available for parties interested in pursuing the acquisition of one or more of our operating units, and

•	additional equity financing may not be available to us in the current economic environment and could lead to further dilution of shareholder value for current shareholders of record.
Downturns in general economic conditions and construction trends could continue to materially and adversely affect our business.
Downturns in general economic and market conditions, both nationally and internationally, could have a material adverse effect on our business. In most areas, sales of new and existing homes have slowed as well as adverse changes in employment levels, job growth, consumer confidence and interest rates, in addition to an oversupply of commercial and residential buildings for sale. In our legacy businesses, sales of our lighting products depend significantly upon the level of new building construction, which are affected by housing market trends, interest rates and the weather. Sales of our pool and spa lighting products depend substantially upon the level of new pool construction, which is also affected by housing market and construction trends. In addition, due to the seasonality of construction, sales of swimming pool and lighting products, and thus our revenue and income, have tended to be significantly lower in the first quarter of each year. Our future results of operations may experience substantial fluctuations from period to period as a consequence of these factors, and such conditions and other factors affecting capital spending may affect the timing of orders. An economic downturn coupled with a decline in our net sales could adversely affect our ability to meet our working capital requirements, support our capital requirements and growth objectives, or could otherwise adversely affect our business financial condition, and results of operations. As a result, any general or market-specific economic downturns, particularly those affecting new building construction and renovation, or that cause end-users to reduce or delay their purchases of lighting products, services, or retrofit activities, would have a material adverse effect on our business, cash flows, financial condition, and results of operations.
An inability to obtain bonding could limit the number of projects we are able to pursue.
As is customary in the construction business, we are often required to provide surety bonds to secure our performance under construction contracts. Our ability to obtain surety bonds primarily depends upon our capitalization, working capital, past performance, management expertise and other external factors, including the overall capacity of the surety market. Surety companies consider such factors in relation to the amount of our backlog and their underwriting standards, which may change from time to time. Since 2001, the surety industry has undergone significant changes with several companies withdrawing completely from the industry or significantly reducing their bonding commitment. In addition, certain reinsures of security risk have limited their participation in this market. Therefore, we could be unable to obtain surety bonds, when required, which could adversely affect our future results of operations and revenues.

We may not fully recognize the anticipated revenue reported in our solutions-based backlog.
The contracts we enter into related to our solutions-based business can be relatively large and typically range in the amount of $100,000 to as much as $4,000,000. As of December 31, 2010, our solutions-based backlog of uncompleted work was $3,523,000. We include a project in our backlog when a contract is awarded or a letter of intent is obtained. The revenue projected in our backlog may not be realized or, if realized, may not result in the revenue or profits expected. If a project included in our backlog is canceled, suspended or the scope of work is reduced, it would result in a reduction to our backlog which could materially affect the revenues and profits realized. If a customer should cancel a project, we may be reimbursed for costs expended to date but would have no contractual right to the total projected revenues included in our backlog. Cancellations or delay of significant projects could have a material adverse effect on future revenues, profits and cash flows.
If we are unable to accurately estimate the risks, revenues or costs associated with a project, we may achieve a lower than expected profit or incur a loss on that project.
For the solutions-based segment of our business, we generally enter into fixed price contracts. Fixed price contracts require us to perform a contract for a specified price regardless of our actual costs. As a result, the profit that we realize on a contract is dependent on the extent to which we successfully manage our costs and overruns. Cost overruns, whether due to inefficiency, inaccurate estimates or other factors, result in lower profit or a loss on a project. A majority of our contracts are based on cost estimates that are subject to a number of assumptions. If our estimates of the risks, revenues or costs prove inaccurate or circumstances change, we may incur a lower profit or a loss on that project.
In addition to the above and in conjunction with the acquisition of SRC, we entered into an agreement with the seller, TLC Investments, LLC., whereby, SRC would be guaranteed a profit percentage of 25% on certain projects which were begun prior to the acquisition or were out for bid at the time the acquisition occurred on December 31, 2009. During 2010, a significant portion of our projects were subject to this guarantee. As these projects are completed and bids for new projects not in this “pipeline” are awarded, we cannot be assured that we will continue to earn the same profit margin as we had earned historically. As a result, we could incur lower profits, cash flows or a loss on these projects.
The percentage-of-completion method of accounting for contract revenues may result in material adjustments, which could result in a charge against earnings.
Our solutions-based segment recognizes contract revenues using the percentage-of-completion method. Under this method, percentage-of-completion is determined by relating the actual cost of the work performed to date to the current estimated total cost of the respective contracts. When the estimate on a contract indicates a loss, we record the entire loss during the accounting period in which it is estimable. In the ordinary course of business, at a minimum on a quarterly basis, we prepare updated estimates of the total forecasted revenue, cost and profit or loss for each contract. The cumulative effect of revisions in estimates of the total forecasted revenue and costs during the course of the work is reflected in the accounting period in which the facts that caused the revision become known. To the extent that these revisions result in an increase, a reduction or elimination of previously reported contract profit, we recognize a credit or a charge against current earnings, which could be material.
We have significant international sales and are subject to risks associated with operating in international markets.
For the years ending December 31, 2010 and 2009, net sales of our products outside of the United States represented approximately 10.9% and 36.5%, respectively, of our total net sales from continuing operations. We generally provide technical expertise and limited marketing support, while our independent international distributors generally provide sales staff, local marketing, and product services. We believe our international distributors are better able to service international markets due to their understanding of local market conditions and best business practices. International business operations are subject to inherent risks, including, among others:
•	unexpected changes in regulatory requirements, tariffs and other trade barriers or restrictions,

•	longer accounts receivable payment cycles and the difficulty of enforcing contracts and collecting receivables through certain foreign legal systems,

•	difficulties in managing and staffing international operations,

•	potentially adverse tax consequences,

•	the burdens of compliance with a wide variety of foreign laws,

•	import and export license requirements and restrictions of the United States and each other country in which we operate,

•	exposure to different legal standards and reduced protection for intellectual property rights in some countries,

•	currency fluctuations and restrictions,

•	political, social and economic instability, including war and the threat of war, acts of terrorism, pandemics, boycotts, curtailment of trade or other business restrictions,

•	periodic foreign economic downturns, and

•	sales variability as a result of fluctuations in foreign currency exchange rates.

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
We seek to grow through strategic acquisitions in order to transition our Company into a nationwide, turnkey, energy-efficient lighting systems and solutions company. On December 31, 2009, we acquired Stones River Companies, LLC (“SRC”), and we anticipate making additional acquisitions in the future. The success of our acquisition strategy will depend on, among other things:
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
Acquisitions may result in greater administrative burdens and operating costs and, to the extent financed with debt, additional interest costs. We cannot assure you that we will be able to manage or integrate acquired companies or businesses successfully. The process of integrating acquired businesses may be disruptive to our business and may cause an interruption of, or a loss of momentum in, our business as a result of the following factors, among others:
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
As of December 31, 2010 our intellectual property portfolio consisted of 74 issued United States and foreign patents, various pending United States patent applications, and various pending Patent Cooperation Treaty patent applications filed with the World Intellectual Property Organization that serves as the basis of national patent filings in countries of interest. Because our patent position involves complex legal, scientific, and factual questions, the issuance, scope, validity and enforceability of our patents cannot be predicted with certainty. Our issued patents may be invalidated or their enforceability challenged, and they may not provide us with competitive advantages against others with similar products and technology. Furthermore, others may independently develop similar products or technology or duplicate or design around any technologies that we have developed. We may receive notices that claim we have infringed upon the intellectual property of others. Even if these claims are not valid, they could subject us to significant costs. We have engaged in litigation and litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Litigation may also be necessary to defend against claims of infringement or invalidity by others. An adverse outcome in litigation or any similar proceedings could subject us to significant liabilities to third parties, require us to license disputed rights from others or require us to cease marketing or using certain products or technologies. We may not be able to obtain any licenses on acceptable terms, if at all. We also may have to indemnify certain customers if it is determined that we have infringed upon or misappropriated another party’s intellectual property.
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
To a large extent, our future success will depend on the continued contributions of certain employees, such as our current Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, President, and Chief Technical Officer. These and other key employees may be difficult to replace. Although recently our Chief Financial Officer left our employ to pursue other opportunities, on an interim basis we have replaced him with existing employees and are confident of our ability to find qualified permanent replacements in due course. Our future success will also depend on our ability to attract and retain qualified technical, sales, marketing and management personnel, for whom competition is very intense. The loss of, or failure to attract, hire, and retain, any such persons could delay product development cycles, disrupt our operations, or otherwise harm our business or results of operations. We have been successful in hiring experienced energy solutions salespeople from leading firms in the industry but if these individuals are not successful in achieving our expectations, and then planned sales may not occur and the anticipated net sales may not be realized.
A significant portion of our business is dependent upon the existence of government funding, which may not be available into the future and could result in a significant reduction in sales and could cause significant harm to our business.
Over the last three years, approximately 87.3% of our research and development efforts have been supported directly by government funding and was contracted for short periods, usually one to two years. Further, a significant portion of net sales generated by SRC are derived from state government funding and supported by federal government funding. If government funding is reduced or eliminated, there is no guarantee that we would be able to continue to fund our activities in these areas at their current levels, if at all. If we are unable to maintain our access to government funding in these areas, there could be a significant impact on our net sales and profits.
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
Moreover, although not legally required to do so, we strive to obtain certification for substantially all our products. In the United States, we seek, and to date have obtained, certification on substantially all of our products from Underwriters Laboratories or Intertek. Where appropriate in jurisdictions outside the United States and Europe, we seek to obtain other similar national or regional certifications for our products. Although we believe that our broad knowledge and experience with electrical codes and safety standards have facilitated certification approvals, we cannot ensure that we will be able to obtain any such certifications for our new products or that, if certification standards are amended, that we will be able to maintain such certifications for our existing products. Moreover, although we are not aware of any effort to amend any existing certification standard or implement a new certification standard in a manner that would render us unable to maintain certification for our existing products or obtain ratification for new products, our net sales might be adversely affected if such an amendment or implementation were to occur.

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
We have not been in compliance with the continued listing requirements of the NASDAQ Stock Market.
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
The Capital Market, like the Global Market, has a continued listing requirement that calls for the maintenance of a minimum bid price of our common stock of $1.00 per share. If the minimum bid price of our common stock should fall below $1.00 for an extended period of time in the future, we will be required to take remedial action on it. We are currently in compliance with all listing requirements.
We could issue additional common stock, which might dilute the book value of our common stock.
Our Board of Directors has the authority, without action or vote of our shareholders, to issue a sizeable part of our authorized but unissued shares. Such stock issuances could be made at a price that reflects a discount or a premium from the then-current trading price of our common stock. In addition, in order to raise capital or acquire businesses in the future, including future lighting retrofit businesses, we may need to issue securities or promissory notes that are convertible or exchangeable for shares of our common stock. These issuances would dilute shareholders’ percentage ownership interest, which would have the effect of reducing influence on matters on which our shareholders vote, and might dilute the book value of our common stock. Shareholders may incur additional dilution if holders of stock options, whether currently outstanding or subsequently granted, exercise those options, or if warrant holders exercise warrants purchasing shares of our common stock. At our June 16, 2010 Annual Meeting our shareholders increased the total number of authorized shares of common stock from 30,000,000 to 60,000,000. This increase should meet our needs for unissued common shares for the near and foreseeable future. If an insufficient amount of authorized, but unissued, shares of common stock exists to issue in the long term in connection with a subsequent equity financing or acquisition transactions, we may be required to ask our shareholders to authorize additional shares before undertaking, or as a condition to completing, a financing or acquisition transaction.

We may need to request our shareholders to authorize additional shares of common stock in connection with subsequent equity finance or acquisition transactions.
We are authorized to issue 60,000,000 shares of common stock, of which approximately 23,962,000 shares were issued and outstanding, as of December 31, 2010. An additional 7,310,000 shares have been reserved for issuance upon exercise of stock options and warrants outstanding and under our Purchase agreement with the Lincoln Park Capital Fund, LLC. At our June 16, 2010 Annual Meeting our shareholders increased the total number of authorized shares of common stock from 30,000,000 to 60,000,000. This increase should meet our needs for unissued common shares for the near and foreseeable future. If an insufficient amount of authorized, but unissued, shares of common stock exists to issue in the long term in connection with a subsequent equity financing or acquisition transaction, we may be required to ask our shareholders to authorize additional shares before undertaking, or as a condition to completing, an offering or transaction. We cannot be assured that our shareholders would authorize an increase in the number of shares of our common stock.
Shares eligible for future sale may adversely affect the market for our common stock.
As of December 31, 2010, we had a significant number of convertible or derivative securities outstanding, including: (i) 1,827,000 shares of common stock issuable upon exercise of outstanding stock options at a weighted average exercise price of $3.36 per share, and (ii) 3,291,000 shares of common stock issuable upon exercise of our outstanding warrants at a weighted average exercise price of $2.12 per share. If or when these securities are exercised into shares of our common stock, the number of our shares of common stock outstanding will increase. Increases in our outstanding shares, and any sales of shares, could have an adverse affect on the trading activity and market price of our common stock.
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
As a “thinly-traded” stock, large sales can and have placed negative pressure on our common stock price.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our principal executive offices are located in a 79,000 square foot facility in Solon, Ohio, under a lease agreement expiring in April, 2011. Approximately 12,000 square feet of this space was subleased to another tenant through December 2010. During the first quarter of 2011, the Company and its landlord for the Solon, Ohio office, located at 32000 Aurora Road, signed a non-binding term sheet that will resolve past due amounts under the current lease agreement, as well as the basic terms by which the Company and its landlord will enter into an extension of the current lease through April 30, 2014. See Note 11, Commitments and Contingencies, to the Consolidated Financial Statements for additional information.
We also have leased facilities in Nashville, Tennessee, Pleasanton, California, and Berkshire, United Kingdom. In addition, we have a contract manufacturing facility near Tijuana, Mexico. We believe that our current facilities are adequate to support our current and anticipated operations.

Item 3. Legal Proceedings
On January 29, 2010, a competitor and former supplier filed a complaint against our Company in the Court of Chancery of the State of Delaware, alleging that the Company has misused proprietary trade secrets, breached a contract, and engaged in deceptive trade practices relating to one of our lighting products. The complaint seeks injunctive relief and damages. We have answered the complaint and filed a counterclaim for breach of contract. The parties currently are involved in discovery. We strongly deny any impropriety, believe that the complaint is without merit, and have been vigorously defending ourselves. We have reached an oral settlement of this case and are negotiating a written settlement agreement. The defense of this lawsuit has not had, and in the opinion of management, the implementation of the settlement will not have, an adverse effect on our financial condition, cash flows, or results of operations.
Item 4. Submission of Matters to a Vote of Security Holders
During the fourth quarter of the year ended December 31, 2010, there were no matters submitted to a vote of security holders.

Executive Officers of the Registrant
The following is the name, age, and present position of each of our executive officers, as well as all prior positions held by each of them during the last five years and when each of them was first elected or appointed as an executive officer.

Name	Age	Current Position and Business Experience
Joseph G. Kaveski	50	Chief Executive Officer and Director — May, 2008 to present. Prior to joining Energy Focus, Mr. Kaveski led his own strategic consulting business, TGL Company. As a consultant he worked with equity investors and publicly traded companies on strategic initiatives and planning. Other corporations Mr. Kaveski has worked for include Johnson Controls, Inc. where he was Vice President of Energy Management Services and Strategic Projects.

John M. Davenport	65	President and Director — May 2008 to present. Chief Executive Officer — July, 2005 to May, 2008. Chief Operating Officer — July, 2003 to July, 2005. Vice President and Chief Technology Officer — November, 1999 to July, 2003. Prior to joining Energy Focus, Mr. Davenport served as the president of Unison Fiber Optic Lighting Systems, LLC from 1998 to 1999. Before that, Mr. Davenport served at GE Lighting in various capacities for 25 years.

Eric W. Hilliard	43	Chief Operating Officer, interim Chief Financial Officer and Vice President — November, 2006 to present. Prior to joining Energy Focus, Mr. Hilliard served as a Business Manager at Saint Gobain’s Aerospace Flight Structures Division from 2002 to 2006, overseeing the global sales and operation for composite flight structure components to customers such as Embraer, Gulfstream, and EADS. Other career assignments include Goodrich Aerospace, Chemical Leaman, and the HJ Heinz Company serving in operational and international roles throughout his career.

Frank Lamanna	47	Corporate Controller and interim Chief Accounting Officer — November 2008 to present. Prior to joining Energy Focus, Mr. Lamanna served as Corporate Controller for a private lighting products distributor from 2005 to 2008. In addition, Mr. Lamanna also served as Chief Financial Officer of a publicly traded services company and is a Certified Public Accountant in the State of Ohio.

Roger F. Buelow	38	Chief Technology Officer and Vice President — July, 2005 to present. Vice President of Engineering from February, 2003 to July, 2005. Prior to joining Energy Focus, Mr. Buelow was the director of engineering at Unison Fiber Optic Lighting Systems, LLC from 1998 to 1999.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Our common stock trades on the NASDAQ Capital Market under the symbol “EFOI.” The following table sets forth the high and low sales prices for our common stock from its consolidated transaction reporting system.

	High	Low
First quarter 2009	$1.86	$0.62
Second quarter 2009	1.21	0.56
Third quarter 2009	1.49	0.50
Fourth quarter 2009	1.04	0.47

First quarter 2010	$1.50	$0.65
Second quarter 2010	1.50	0.97
Third quarter 2010	2.68	1.20
Fourth quarter 2010	1.55	0.90
There were approximately 110 holders of record of our common stock as of March 14, 2011, and we estimate that at that date there were approximately 3,330 additional beneficial owners.
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
At the 2010 Annual Meeting of Shareholders (“Annual Meeting”) held on June 16, 2010, the shareholders approved an increase in the total number of shares of common stock that may be awarded under the 2008 Incentive Stock Plan from 1,000,000 shares to 3,000,000 shares. In addition, our shareholders approved an increase in the total number of authorized shares of common stock from 30,000,000 to 60,000,000.
In our subscription rights offering in the fall of 2009, an investor inadvertently purchased 1,000,000 shares of our common stock at $0.75 per share. We agreed to facilitate the sale of these shares to another shareholder or investor or to purchase them directly. A purchase of those shares by us would have severely depleted our cash-on-hand and working capital. After contacting selected shareholders and investors, we introduced the investor to The Quercus Trust (“Quercus”), our largest shareholder. We were informed on December 30, 2009, by the investor and Quercus that Quercus had agreed to purchase those shares at $0.80 per share. At that time, the closing market price of a share of our common stock was approximately $0.65 per share. To facilitate the purchase of the 1,000,000 shares by Quercus, on December 30, 2009, our Board of Directors agreed with Quercus to reduce the exercise price of 1,560,062 warrants issued to Quercus, in the March 2008 private placement, to $0.01 per share upon the completion of the purchase of all 1,000,000 shares in 2010. The purchase of the 1,000,000 shares by Quercus was completed on February 20, 2010. We incurred a non-cash charge of $1,421,000 for the quarter ended March 31, 2010 related to the valuation of the warrants to purchase shares of our common stock acquired by Quercus in our March 2008 equity financing. On April 28, 2010, Quercus exercised the 2008 warrants. Our shareholders overwhelmingly approved the reduction in exercise price of the above mentioned warrants at the Annual Meeting on June 16, 2010.

On December 29, 2009 we issued five-year, detached warrants to John Davenport, President of the Company, and Quercus to purchase 125,000 and 150,000, respectively, of the Company’s common stock at an exercise price of $.01 per share. Our shareholders approved the warrants at the Annual Meeting on June 16, 2010.
On November 2, 2009, we closed our common stock rights offering to our shareholders that raised $3,344,000, net of expenses. Stockholder approval was not required. There were 15,000 stock options exercised during the calendar year 2010.
Cumulative Total Return Comparison
The following graph compares the cumulative total shareholder return of the our common stock against the cumulative total return of the Russell 2000 Value Index, and a self-determined Peer Group for the period of the five fiscal years commencing December 31, 2005 and ending December 31, 2010. The graph and table assume that $100 was invested on December 31, 2005 in each of the Energy Focus, Inc. Common Stock, the Russell 2000 Value Index, and the self-determined Peer Group, and that all dividends were reinvested. The six companies in the self-determined Peer Group are: Cooper Industries, LTD., Pentair, Inc., Lime Energy Co., Nexxus Lighting, Inc., LSI Industries, Inc., and Orion Energy Systems, Inc. Cumulative total shareholder return for Energy Focus, Inc. Common Stock, the Russell 2000 Value Index, and the self-determined Peer Group are based upon the Energy Focus, Inc. fiscal year.

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
SELECTED CONSOLIDATED FINANCIAL DATA
(IN THOUSANDS, EXCEPT PER SHARE DATA)

YEARS ENDED DECEMBER 31,	2010	2009	2008	2007	2006
OPERATING SUMMARY
Net sales from continuing operations	$35,129	$12,489	$20,032	$19,761	$24,038
Gross profit from continuing operations	6,403	2,040	4,106	5,057	6,139
Net loss from continuing operations	(8,517)	(9,814)	(12,673)	(10,987)	(9,329)
Net loss from discontinued operations	—	(1,201)	(1,775)	(330)	(321)
Net loss	(8,517)	(11,015)	(14,448)	(11,317)	(9,650)
Net loss per share:
Basic	$(0.37)	$(0.70)	$(1.02)	$(0.98)	$(0.85)
Diluted	$(0.37)	$(0.70)	$(1.02)	$(0.98)	$(0.85)
Shares used in per share calculation:
Basic	22,791	15,763	14,182	11,500	11,385
Diluted	22,791	15,763	14,182	11,500	11,385
FINANCIAL POSITION SUMMARY
Total assets	$20,374	$17,378	$23,636	$29,104	$40,652
Cash and cash equivalents	4,107	1,062	10,568	8,412	15,968
Credit line borrowings	—	—	1,904	1,159	1,124
Current portion of long-term borrowings	481	—	54	1,726	780
Long-term borrowings	1,344	715	245	314	1,860
Shareholders’ equity	6,658	11,505	16,789	21,618	30,880
Common shares outstanding	23,962	21,250	14,835	11,623	11,394

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Energy Focus, Inc. and its subsidiaries (the “Company”) engage in the design, development, manufacturing, marketing, and installation of energy-efficient lighting systems and solutions where we serve two segments:
•	solutions-based sales providing turnkey, high-quality, energy-efficient lighting application alternatives primarily to the existing public-sector building market; and

•	product-based sales providing military, general commercial and industrial lighting and pool lighting offerings, each of which markets and sells energy-efficient lighting systems.
We continue to evolve our business strategy to include providing our customers with turnkey, comprehensive energy-efficient lighting solutions, which use, but are not limited to, our patented and proprietary technology. Our product-based solutions include light-emitting diode (“LED”), fiber optic, high-intensity discharge (“HID”), fluorescent tube and other highly energy-efficient lighting technologies. Typical savings related to our current technology approximates 80% in electricity costs, while providing full-spectrum light closely simulating daylight colors. Our strategy also incorporates continued investment into the research of new and emerging energy sources including, but not limited to, LED and solar energy applications.
During 2010, we made major progress in completing a restructuring plan focused on repositioning our Company for growth and profitability. This plan involves three major areas of focus which include:
•	Dramatic reductions of unabsorbed manufacturing and fixed overhead costs.

•	Leveraging our fundamental intellectual property and government research to create extremely energy-efficient illumination products for existing buildings. We are currently developing IntellitubeTM, an intelligent LED lamp to replace linear fluorescent lamps for general illumination. The LED replacement lamp is designed to reduce energy consumption by more than 80% while delivering superior lighting qualities.

•	Establishing a national sales and delivery vehicle into the existing building market through the acquisition of lighting retrofit companies. We completed our first full year with Stones River Companies, LLC (“SRC”), a well established lighting retrofit company, which we acquired on December 31, 2009, that primarily services the Southeastern region of the United States. We anticipate further growth through expansion of SRC’s geographical coverage and, possibly, through one or more subsequent acquisitions across the United States.
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
In January 2010, we were selected to receive three LED lighting awards totaling $1,600,000. Two of these awards, “Explosion-Proof Solid State Lighting for Extreme Environments” and “A Spectrally Dynamic Berth Light for Active Circadian Cycle Management” are Phase II Small Business Innovation Research (“SBIR”) grants from DARPA. The third award, “Innovative Solid State Lighting Replacements for Industrial and Test Facility Locations”, is a Phase I Small Business Technology Transfer (“STTR”) program grant received from the National Aeronautics and Space Administration (“NASA”). In August 2010, we were selected to receive an additional $1,400,000 to: develop advanced coatings capable of enhancing the performance of both energy efficient lighting and solar systems under a Phase II Department of Energy (“DOE”) SBIR award, a Phase I Department of Defense (“DOD”) SBIR grant to develop additional LED Lighting Fixtures based on its proprietary IntellitubeTM technology, increased VHESC funding to accelerate the development of advanced coatings for the Naval Air Systems Command and a grant for the development of advanced optical designs. These four projects, which were awarded in August 2010, will directly contribute to the development of our LED IntellitubeTM technology.
Results of Operations
Cash Accumulation
Net increase in cash and cash equivalents was $3,045,000 for the year ended December 31, 2010, which included $1,150,000 of proceeds received from the selling of a Secured Subordinated Promissory Note and $669,000 of net proceeds from the issuance of our common stock. Net decrease in cash and cash equivalents for the twelve months ended December 31, 2009 was $9,506,000, which included $3,749,000 of cash proceeds received from the issuance of rights to purchase common stock and $3,650,000 of net cash disbursements related to the acquisition of SRC and related bonding securitization.

Net Sales
Our sales breakdowns, by business segment, are as follows (in thousands):

	Year ending December 31,
	2010	2009	2008
Solutions:
Net sales — solutions	$19,763	$—	$—

Products:
Net sales — pool and commercial	12,265	11,561	18,362
Net sales — government products/R&D services	3,101	928	1,670

Total net sales — product segment	15,366	12,489	20,032

Total net sales from continuing operations	$35,129	$12,489	$20,032

Net sales from continuing operations increased $22,640,000 from 2009 net sales to $35,129,000 for the twelve months ended December 31, 2010. The increase is primarily related to $19,763,000 of solution sales for SRC, which was acquired on December 31, 2009 and an increase in government product/R&D services of $2,173,000 which is related to delivery of certain milestones to E.I. DuPont de Nemours and Company as part of the VHESC Consortium being funded by DARPA. Net sales from the product segment increased $2,877,000 over 2009 to $15,366,000, representing 43.7% of total net sales. Of this amount, net sales for pool and commercial products increased $704,000, representing 34.9% of total net sales, and net sales from government products/R&D Services increased $2,173,000 over 2009, representing 8.8% of total net sales. The increase in the net sales of the product segment is primarily related to a slight improvement in customer confidence as it relates to the economy and a general softening within the markets in which we serve. Our solutions segment accounted for 56.3% of our total net sales for the year ended December 31, 2010 and was derived primarily from the public sector markets such as state and municipal governments.
For the twelve months ended December 31, 2009, net sales from continuing operations decreased 37.7% to $12,489,000, compared to $20,032,000 in 2008. The decline was primarily a result of a $2,764,000 decrease in EFO product net sales, a decrease of $2,632,000 in traditional pool lighting sales, and a decrease of $2,417,000 in net sales by our United Kingdom subsidiary. During 2009, $571,000 of net sales was recognized from the delivery of certain milestones to E.I. DuPont de Nemours and Company as part of the VHESC Consortium being funded by DARPA. Net sales were significantly depressed from prior year levels due to the on-going global economic and financial crisis. Our net sales were particularly adversely impacted by significant reductions in residential and new construction against which our pool and commercial markets are closely aligned.
International Sales
We have a foreign manufacturing operation in the United Kingdom, and net sales and expenses from these operations are denominated in local currency, thereby creating exposures to changes in exchange rates. Fluctuations in this operation’s respective currency may have an impact on our business, results of operations, and financial position. We currently do not use financial instruments to hedge our exposure to exchange rate fluctuations with respect to our international operations. As a result, we may experience substantial foreign currency translation gains or losses due to the volatility of other currencies compared to the United States dollar, which may positively or negatively affect our results of operations attributed to these operations. For continuing operations, international net sales accounted for approximately 10.9% of net sales in 2010, as compared to 36.5% for 2009, and 35.6% for 2008. On a local currency basis, net sales decreased 20.7% for our United Kingdom operation from 2009 levels. The breakdown of our global sales is as follows (in thousands):

	Year ending December 31,
	2010	2009	2008
United States Domestic	$31,314	$7,930	$12,902
International	3,815	4,559	7,130

Total net sales from continuing operations	$35,129	$12,489	$20,032

Gross Profit
We had gross profit of $6,403,000 in 2010 compared to $2,040,000 in 2009. Total gross profit as a percentage of total net sales was 18.2% in 2010, compared to 16.3% in 2009. Gross profit for the product segment was 19.3% while the gross profit for the solutions segment was 17.4%. The increase in gross profit for the product segment is partially attributable to our efforts to reduce fixed and manufacturing overhead. In 2009, we had gross profit of $2,040,000, compared to $4,106,000 in 2008. As a percentage of sales, the gross profit for 2009, was 16.3% compared to 20.5% in 2008.

Operating Expenses
Research and Development
Gross research and development expenses were $579,000 in 2010, a 46.4% decrease from $1,081,000 in 2009. This decrease was primarily due to increased cost recovery from revenue generating government contracts.
In 2009, gross research and development expenses were $1,081,000, a 4.5% decrease from $1,132,000 in 2008. This decrease was primarily due to an $86,000 decrease in salaries and benefits.
Research and development expenses include salaries, contractor and consulting fees, supplies and materials, as well as costs related to other overhead such as depreciation and facilities costs. Research and development costs are expensed as they are incurred. Our gross research and development expenses are reduced on a proportional performance basis under DARPA SBIR development contracts. During 2009 and 2010, SBIR contracts were signed totaling $2,548,000 to be reimbursed over a two-year recovery period, respectively. Of this total contract amount, $1,310,000 was billed through December 31, 2010 with the remaining $1,238,000 categorized as unrecognized reductions of gross research and development expenses. The amount of credits incurred and accrued from government contracts were $781,000 in 2010, compared to $762,000 in 2009, and $895,000 in 2008. We are currently pursuing additional contracts through various government agencies, and anticipate being granted additional contracts throughout 2011.
When the government contract is for the delivery of a product or service, we recognize revenues from those government projects according to proportional performance method or actual deliveries made. Costs related to the completion of the sale are charged to cost of sales. Revenues recognized from completed deliveries were $3,101,000 in 2010, $928,000 in 2009 and $1,670,000 in 2008. For further information on our revenue recognition policy, please refer to “Critical Accounting Policies and Estimates” within this section of the report.
Net credits received from government reimbursement are the combination of revenues and credits against gross research and development costs. In 2010, our net credits were $3,882,000, compared to $1,690,000 in 2009 and $2,565,000 in 2008. Net research and development income was $202,000 in 2010, or 0.6% of net sales, compared to expenses $319,000 in 2009, or 2.6% of net sales and $237,000 in 2008, or 1.2% of net sales.
The gross and net research and development spending along with credits from government contracts is shown in the following table (in thousands):

	Year ending December 31,
Net Research & Development Spending	2010	2009	2008
Revenues	$3,101	$928	$1,670

Expenses
Gross Research & Development Expenses	(579)	(1,081)	(1,132)
Credits from Government Contracts	781	762	895

Net Research & Development Income / (Expense)	$202	$(319)	$(237)

Sales and Marketing
Sales and marketing expenses were $6,415,000 or 18.3% of net sales in 2010, compared to $6,044,000 or 48.4% of net sales in 2009, an increase of 6.1% year over year. This increase in expense is related to the sales and marketing costs incurred by our lighting solutions business segment, SRC, which was acquired on December 31, 2009 and partially offset by a reduction in the sales and marketing costs of our product based business segment.
In 2009, sales and marketing expenses were $6,044,000, a decrease of 25.2% compared to $8,081,000 in 2008. In 2009, sales and marketing expenses for pool lighting amounted to $1,032,000, or 17.1% of total sales and marketing cost, whereas sales and marketing expense for commercial lighting was $5,012,000, or 82.9% of total marketing costs. In 2008, sales and marketing expenses for pool lighting amounted to $2,149,000, or 26.6% of total sales and marketing cost, whereas sales and marketing expense for commercial lighting was $5,932,000, or 73.4% of total marketing costs.

General and Administrative
General and administrative expenses were 17.4% of net sales in 2010, compared to 42.7% of net sales in 2009, and 27.2% of net sales in 2008. General and administrative expenses were $6,115,000 in 2010, a 14.7% increase, as compared to $5,333,000 in 2009. This increase was primarily due to the amortization of intangible assets from the acquisition of SRC on December 31, 2009.
General and administrative expenses were $5,333,000 in 2009, a 2.0% decrease, as compared to $5,443,000 in 2008. This reduction included a decrease of $114,000 in salaries and benefits. Excluding one-time expenses of $434,000 associated with the acquisition of SRC, general and administrative expenses for 2009 were $4,899,000, which represents a decrease of 10.0% from 2008 levels.
Loss on impairment
Long-lived assets are reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. As a result of this review, the Company recorded an impairment charge of $156,000, which represented the difference between the fair value of the asset group and its carrying value and is included in the Consolidated Statements of Operations under the caption “Loss on impairment”.
In 2008, as a result of our annual test for impairment required under Accounting Standards Codification (“ASC”) Number 350, Intangibles—Goodwill and Others (“ASC 350”), and based on an assessment of its present and future operations, we recognized a non-cash expense of $4,305,000 for the impairment of our goodwill. Of this amount, $3,195,000 related to continuing operations. The goodwill was originally recorded at the time of the acquisitions of Fiber Optic International, Crescent Lighting Limited, LBM, Unison Fiber Optic Lighting Systems, and Lightly Expressed Limited. As of December 31, 2009, we had no remaining goodwill on our books related to these acquisitions. As of December 31, 2010, we have $672,000 of goodwill on our books related to the acquisition of SRC in Nashville, Tennessee, which occurred on December 31, 2009.
Valuation of Equity Instruments
During the first quarter of 2010, we recognized a non-cash charge of $1,421,000 related to the valuation of warrants to purchase shares of our common stock acquired by The Quercus Trust (“Quercus”) in our March 2008 equity financing. Furthermore, during the second quarter of 2010, we recognized non-cash charges of $281,000 related to the valuation of 350,000 warrants issued to Lincoln Park Capital Partners, LLC. In addition, we recorded non-cash charges of an additional $110,000 relating to the valuation of our common stock issued to Lincoln Park Capital Partners, LLC. Please refer to Note 12, Shareholders’ Equity, to the Consolidated Financial Statements for discussion of these transactions.
Restructuring
For the twelve months ended December 31, 2010, we recognized restructuring expenses of $26,000. These expenses are associated with the relocation of our remaining manufacturing equipment and operations in Solon, Ohio to a third-party warehouse facility located in California. During the twelve months ended December 31, 2009, we incurred restructuring expenses of $125,000 associated with relocating our manufacturing operations in the United States from Solon, Ohio to Mexico. We incurred no restructuring expense during 2008.
Other Income and Expenses
We had interest income of $6,000 and interest expense of $573,000 in 2010. Interest income consists of interest earned on deposits. Interest expense is primarily related to our debt, which includes the amortization of debt discounts. Our interest income was $15,000 in 2009, compared to $181,000 in 2008. Our interest expense was $88,000 in 2009, compared to $163,000 in 2008.
We have certain long-term leases. Payments due under these leases are disclosed below and in Note 11, Commitments and Contingencies, to the Consolidated Financial Statements and related notes included elsewhere in this report.
Discontinued Operations
As part of our strategy of evaluating the viability of our non-core businesses and our aggressive pursuit of capital funding, we determined that our German subsidiary, LBM, was not directly aligned with our objective to become a leading provider of turnkey, comprehensive energy-efficient lighting solutions. Therefore, in the third quarter of 2009, we committed to a plan to sell our German subsidiary, LBM.

In December 2009, we completed the sale of our ownership in LBM for $225,000 comprised of cash and a promissory note. Furthermore, we will receive an earn-out equal to ten percent of post-acquisition, pre-amortization, pre-tax profit for a period of 24 months commencing January, 2010. Excluding this earn-out, we recorded a loss on disposal of subsidiary of $664,000. As part of this transaction, the purchaser assumed all rights to both tangible and intangible assets as well as all of the liabilities of LBM.
There were no net sales or losses from discontinued operations in 2010. Net sales from discontinued operations for 2009 and 2008 were $1,462,000 and $2,787,000, respectively. Losses from discontinued operations, net of taxes were $1,201,000 and $1,775,000 for the years 2009 and 2008, respectively. Included in the 2009 loss from discontinued operations, net of taxes was the loss on the sale of LBM of $664,000, and an impairment charge of $165,000 that arose when the office building owned by LBM was sold during the restructuring of LBM into a sales office. For 2008, loss from discontinued operations, net of taxes included a $1,110,000 non-cash expense for the impairment of goodwill as a result of our annual test for impairment required under ASC 350, and based on an assessment of its present and future operations.
We have reported the business described above as discontinued operations for all periods presented. For further information about discontinued operations, see Note 4, Discontinued Operations, to the Consolidated Financial Statements.
Income Taxes
We provided a full valuation allowance against our United States deferred tax assets in 2010 and 2009. The net deferred tax assets for 2010 and 2009 amounted to $14,000 and $11,000, respectively and were for our United Kingdom subsidiary, which has been profitable in prior years. We had no net deferred liabilities at December 31, 2010 or December 31, 2009. There were no Federal tax expenses for the United States operations in 2010, as any expected benefits were offset by an increase in the valuation allowance.
For 2008, we had a full valuation allowance against our United States and German deferred tax assets. The net deferred tax assets for 2008 amounted to $15,000 and were for our United Kingdom subsidiary, which reported income in 2008. The income tax benefit from the United States operations for 2008 related to the reversal of the 2007 deferred tax liability of $252,000 for goodwill as a result of the book impairment. There were no Federal tax expenses for the United States operations in 2008, as any expected benefits were offset by an increase in the valuation allowance. A tax provision of $2,000 was recorded for our United Kingdom operations and no tax benefits were recorded for the 2008 German operations loss.
Net Loss
The net loss was $8,517,000 for 2010, a decrease of 22.7% from our net loss of $11,015,000 for 2009. Included in this net loss for 2010 are non-cash charges of $1,968,000 related to a charge for the impairment of long-lived assets and the valuation of equity instruments.
The net loss was $11,015,000 for 2009, a decrease of 23.8% from our net loss of $14,448,000 for 2008. Included in the 2008 net loss is total expense in the amount of $1,071,000 related to our increase in slow-moving and obsolete inventory reserves. Also included in the 2008 net loss is a non-cash expense of $4,305,000 for the impairment of our goodwill. Of this amount, $3,195,000 relates to continuing operations.
Liquidity and Capital Resources
     Cash and Cash Equivalents
At December 31, 2010, our cash and cash equivalents were $4,107,000, compared to $1,062,000 at December 31, 2009. This balance includes restricted cash of $128,000 and relates to funds received from a grant from/for a branch of United States government. We had $1,825,000 in borrowings as of December 31, 2010 and $715,000 as of December 31, 2009. The net increase in cash and cash equivalents was $3,045,000 for the twelve months ended December 31, 2010.
At December 31, 2009, our cash and cash equivalents were $1,062,000, compared to $10,568,000 at December 31, 2008. We had $715,000 in borrowings as of December 31, 2009 and $2,203,000 in borrowings as of December 31, 2008. Net cash decrease in cash and cash equivalents was $9,605,000 for the twelve months ended December 31, 2009, excluding $3,749,000 of cash proceeds received from the issuance of rights to purchase common stock in November, 2009, and $3,650,000 of net cash disbursements related to the acquisition of SRC and related bonding securitization, which occurred on December 31, 2009. Excluding bonding securitization, net cash disbursements related to the acquisition of SRC were $1,150,000.

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
     Cash Provided by (Used in) Operating Activities
Net cash provided by/used in operating activities primarily consists of net loss adjusted by non-cash items, including depreciation, amortization, stock-based compensation, loss on impairment, and the effect of changes in working capital. In 2010, net cash provided by continuing operating activities was $1,493,000 compared to a net cash use of $10,141,000 and $5,695,000 for 2009 and 2008, respectively. Cash decreased during 2009 by a net loss of $11,015,000, compared to a net loss of $14,448,000 for 2008. There was no cash used in operating activities of discontinued operations in 2010. Cash decreased during 2009 by a net loss from discontinued operations of $1,201,000, compared to a net loss of $1,775,000 for 2008. After adjustments, net cash used by operating activities of discontinued operations was $421,000 for 2009, compared to a net cash usage of $135,000 for 2008.
Billing procedures for our solutions-based segment are based on billing terms specific to each contract, generally occur on a monthly basis and are reviewed and approved by the customer prior to submittal of the billing. As a result of this procedure, once a bill is submitted to a customer, we are generally able to collect amounts owed to us in accordance with the payment terms of the contract. These payment terms may also vary from contract to contract and range from 30 to 60 days. Additionally, the receivables for our solutions-based segment typically are subject to retainage, or amounts held back until the project is completed or until a specified condition or guarantee is met. Retainage is stipulated by the contract and is typically stated at a fixed percentage of 5% or 10% of each billing. We typically pay our subcontractors and vendors after receiving a payment from our customer. As a result, cash used to support these contracts is generally provided by project billings or from cash provided by operations.
     Cash (Used in) Provided by Investing Activities
Net cash used in continuing investing activities was $282,000 for 2010. This usage primarily results from the acquisition of property and equipment. Net cash used in continuing investing activities was $1,682,000 for 2009 resulting from $1,500,000 for the acquisition of SRC and $182,000 for the purchase of property and equipment. There was a usage of cash of $358,000 in 2008 for the purchase of property and equipment.
     Cash Provided by Financing Activities
Net cash provided by continuing financing activities was $1,827,000 for 2010, compared to $2,352,000 for 2009 and $8,598,000 in 2008. In 2010, cash proceeds from borrowings were $1,150,000 and cash proceeds from stock issuances, net of expenses, provided an additional $669,000. In 2009, proceeds from stock issuances, net of expenses, provided $3,508,000 in additional working capital. Also in 2009, additional long-term borrowings of $620,000 were reduced by debt repayments of $1,776,000. In 2008, proceeds from stock issuances provided $9,335,000 in cash, net of expenses, and additional borrowings of $802,000 were reduced by debt repayments of $1,672,000. In 2010, the cash provided by financing activities was primarily the result of us issuing a secured subordinated note payable to EF Energy Partners. The additional working capital provided by financing activities in 2009 was related to a subscription rights offering and in 2008 was due to a private placement of our common stock.
There was no cash used in discontinued financing activities in 2010. Net cash used in discontinued financing activities was $428,000 for 2009 compared to $105,000 in 2008. This cash usage was primarily the result of repayments by our German subsidiary on its line of credit and other borrowings of $2,768,000, offset by borrowings on its line of credit of $2,348,000.
The net increase of $3,045,000 in cash over the prior year was primarily the result of the cash provided by operating and financing activities, which resulted in an ending cash balance of $4,107,000 as of December 31, 2010. This compares to a net decrease in cash of $9,506,000 in 2009 and a net increase of $2,156,000 in cash in 2008.

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
On March 17, 2010, we entered into a Purchase Agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”) of Chicago, Illinois and issued to LPC 120,000 shares of our common stock. Under the Purchase Agreement, on May 31, 2010 we sold and issued to LPC, and LPC purchased from us, 360,500 shares of our common stock, together with warrants (“Warrants”) to purchase 350,000 shares at an exercise price of $1.20 per share, for a total consideration of $375,000. The Warrants have a term of five years, are not exercisable until December 1, 2010, and expire on December 1, 2015. Under the Purchase Agreement, LPC has also agreed to purchase up to an additional 3,650,000 shares of our common stock at our option over approximately 25 months. As often as every five (5) business days, we have the right to direct LPC to purchase a calculated number of shares as defined by the terms of the Purchase Agreement. We can suspend purchases or accelerate the number of shares to be purchased at any time. No sales of shares may occur below $1.00 per share. The purchase prices of the shares will be based on the market prices of our shares at the time of sale, as computed under the Agreement without any fixed discount. We may at any time in our sole discretion terminate the Agreement without fee, penalty, or cost upon five business dates notice. In connection with the transactions contemplated by the Purchase Agreement, the Company filed a Registration Statement (the “Registration Statement”) with the U.S. Securities & Exchange Commission (the “SEC”) to register under the Securities Act of 1933, as amended, the shares of common stock associated with this transaction. On July 14, 2010, we received a Notice of Effectiveness from the SEC relating to the Registration Statement. As of December 31, 2010, we sold and issued to LPC, and LPC purchased from us, a total of 705,550 shares of our common stock for a total consideration of $791,000 which was offset by expenses of $139,000. In the first quarter of 2011, we sold and issued to LPC, and LPC purchased from us, a total of 412,000 shares of our common stock for a total consideration of $407,000.
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
On May 27, 2009, we entered into an unsecured Promissory Note (“Note”) with The Quercus Trust (“Quercus”) in the amount of $70,000. Under the terms of this Note, we are obligated to pay The Trust the principal sum of the Note and interest accruing at a yearly rate of 1.00% in one lump sum payment on or before June 1, 2109. We received these funds on June 9, 2009.
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
Through our United Kingdom subsidiary, we maintain a British pounds sterling-denominated bank overdraft facility with Lloyds Bank Plc, in the amount of $388,000, based on the exchange rate at December 31, 2010. There were no borrowings against this facility as of December 31, 2010 or December 31, 2009. This facility is renewed annually on January 1. The interest rate on the facility was 2.75% at December 31, 2010 and 2009.
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
Contractual Obligations
The following summarizes our contractual obligations as of December 31, 2010, consisting of current and future payments for borrowings in the United States, and minimum lease payments under operating leases, as well as the effect that these obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	United States	Non-Cancelable
	Long-Term	Operating
Year ending December 31,	Borrowings	Leases	Total
2011	$550	$801	$1,351
2012	—	558	558
2013	1,650	560	2,210
2014	—	181	181
2015 and thereafter	70	108	178

Total contractual obligations, gross	2,270	2,208	4,478
Less: discounts on long-term borrowings and sublease payments	(445)	—	(445)

Total contractual obligations, net	$1,825	$2,208	$4,033

For further information regarding our contractual obligations, refer to Notes 10 and 11 to the Consolidated Financial Statements.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of December 31, 2010 or 2009.

Going Concern
We have experienced net losses of $8,517,000 and $11,015,000 for the years ended December 31, 2010 and 2009, respectively. As of December 31, 2010, we had an accumulated deficit of $68,860,000. Although management continues to address many of the legacy issues that have historically burdened our financial performance, we still face challenges in order to reach profitability. In order for us to attain profitability and growth, we will need to successfully address these challenges, including the continuation of cost reductions throughout our organization, execution of our marketing and sales plans for our new turnkey energy-efficient lighting solutions business, the development of new technologies into sustainable product lines, and continued improvements in our supply chain performance.
Our independent public accounting firm has issued an opinion in connection with our 2010 Annual Report on Form 10-K raising substantial doubt as to our ability to continue as a going concern. This opinion stems from our historically poor operating performance, the current economic environment, and our historical inability to generate sufficient cash flow to meet obligations and sustain operations without obtaining additional external financing. Although we are optimistic about obtaining the funding necessary for us to continue as a going concern, there can be no assurances that this objective will be successful. As such, we will continue to review and pursue selected external funding sources, if necessary, to execute these objectives including, but not limited to, the following:
•	obtain financing from traditional or non-traditional investment capital organizations or individuals,

•	potential sale or divestiture of one or more operating units, and

•	obtain funding from the sale of our common stock or other equity instruments.
Obtaining financing through the above-mentioned mechanisms contains risks, including:
•	loans or other debt instruments may have terms and/or conditions, such as interest rate, restrictive covenants, and control or revocation provisions, which are not acceptable to management or our Board of Directors,

•	the current economic environment combined with our capital constraints may prevent us from being able to obtain any debt financing,

•	financing may not be available for parties interested in pursuing the acquisition of one or more of our operating units, and

•	additional equity financing may not be available to us in the current economic environment and could lead to further dilution of shareholder value for current shareholders of record.
Critical Accounting Policies and Estimates
The preparation of financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies, and the reported amounts of net sales and expenses in the financial statements. Material differences may result in the amount and timing of net sales and expenses if different judgments or different estimates were utilized. Critical accounting policies, judgments, and estimates that we believe have the most significant impact on our financial statements are set forth below:
•	Revenue recognition;

•	Allowances for doubtful accounts, returns and discounts;

•	Impairment of long-lived assets;

•	Valuation of inventories;

•	Accounting for income taxes; and

•	Share-Based compensation.
Revenue Recognition
Revenue is recognized when it is realized or realizable, has been earned, and when all of the following has occurred:
•	persuasive evidence or an arrangement exists, e.g., a sales order, a purchase order, or a sales agreement,

•	shipment has occurred, with the standard shipping term being F.O.B. ship point, or services provided on a proportional performance basis or installation has been completed,

•	price to the buyer is fixed or determinable, and

•	collectability is reasonably assured.

Revenues from our products-based business are generally recognized upon shipping based upon the following:
•	all sales made by the Company to its customer base are non-contingent, meaning that they are not tied to that customer’s resale of products,

•	standard terms of sale contain shipping terms of F.O.B. ship point, meaning that title is transferred when shipping occurs, and

•	there are no automatic return provisions that allow the customer to return the product in the event that the product does not sell within a defined timeframe.
Revenues from our products-based business that incorporate specifically-defined installation services have historically been recognized as follows:
•	product sale at completion of installation, and

•	installation service at completion of installation.
Revenues and profits from our lighting solutions-based business are generally recognized by applying percentages-of-completion for the period to the estimated profits for the respective contracts. Percentage-of-completion is determined by relating the actual cost of the work performed to date to the current estimated total cost of the respective contracts. When the estimate on a contract indicates a loss, our policy is to record the entire loss during the accounting period in which it is estimable. In the ordinary course of business, at a minimum on a quarterly basis, we prepare updated estimates of the total forecasted revenue, cost and profit or loss for each contract. The cumulative effect of revisions in estimates of the total forecasted revenue and costs during the course of the work is reflected in the accounting period in which the facts that caused the revision become known. The financial impact of these revisions to any one contract is a function of both the amount of the revision and the percentage-of- completion of the contract. For 2010, revenues from our lighting solutions-based business will generally be larger contracts and may range from three to eighteen months in duration.
In accordance with normal practices in the industry, we include in current assets and current liabilities amounts related to contracts realizable and payable over a period in excess of one year. Billings in excess of costs represents the excess of contract billings to date over the amount of contract costs and profits (or contract revenue) recognized to date on a percentage-of-completion basis. Costs in excess of billings represents the excess of contract costs and profits (or contract revenue) recognized to date on the percentage-of-completion basis over the amount of contract billings to date on the remaining contracts. See Note 9, Contracts in Progress, to the Consolidated Financial Statements for additional information.
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
Allowances for Doubtful Accounts, Returns, and Discounts
We establish allowance for doubtful accounts and returns for probable losses based on the customers’ loss history with us, the financial condition of the customer, the condition of the general economy and the industry as a whole and the contractual terms established with the customer. The specific components are as follows:
•	Allowance for doubtful accounts for accounts receivable, and

•	Allowance for sales returns.
In 2010, the total allowance was $446,000, with $302,000 related to accounts receivable and $144,000 related to sales returns. In 2009, the total allowance had a balance of $395,000 with $317,000 related to accounts receivable and $78,000 related to sales returns.
We review these allowance accounts periodically and adjust them accordingly for current conditions.
Long-lived Assets
Property and equipment is stated at cost and include expenditures for additions and major improvements. Expenditures for repairs and maintenance are charged to operations as incurred. We use the straight-line method of depreciation over their estimated useful lives of the related assets (generally two to fifteen years) for financial reporting purposes. Accelerated methods of depreciation are used for federal income tax purposes. When assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the Consolidated Statement of Operations. Refer to Note 6, Property and Equipment, to the Consolidated Financial Statements for additional information.

We classify intangible assets into two categories: (1) intangible assets with definite lives subject to amortization, and (2) goodwill. We determine the useful lives of our identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors we consider when determining useful lives include the contractual term of any agreement related to the asset, the historical performance of the asset, our long-term strategy for using the asset, any laws or other local regulations which could impact the useful life of the asset, and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized, on a straight-line basis or other method which best approximates cash flows, over their useful lives, ranging from 5 to 10 years. Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in a business acquisition. Refer to Note 7, Goodwill and Intangible Assets, to the Consolidated Financial Statements for additional information.
Long-lived assets, other than goodwill, are reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Events or circumstances that would result in an impairment review primarily include operations reporting losses, a significant change in the use of an asset, or the planned disposal or sale of the asset. The asset would be considered impaired when the future net undiscounted cash flows generated by the asset are less than its carrying value. An impairment loss would be recognized based on the amount by which the carrying value of the asset exceeds its fair value, as determined by quoted market price (if available) or the present value of expected future cash flows.
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
Valuation of Inventories
We state inventories at the lower of standard cost (which approximates actual cost determined using the first-in-first-out method) or market. We establish provisions for excess and obsolete inventories after evaluation of historical sales, current economic trends, forecasted sales, product lifecycles, and current inventory levels. During 2010, 2009, and 2008, we charged $295,000, $533,000, and $1,503,000, respectively, to cost of sales for excess and obsolete inventories. Included in 2008 is total expense in the amount of $1,071,000 related to our modification of the definition of slow-moving and obsolete inventory reserve. Management deemed this increase appropriate as technology developments within the lighting industry continues to accelerate. Adjustments to our estimates, such as forecasted sales and expected product lifecycles, could harm our operating results and financial position.
Accounting for Income Taxes
As part of the process of preparing our Consolidated Financial Statements, we are required to estimate our income tax liability in each of the jurisdictions in which we do business. This process involves estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items, such as deferred revenues, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our Consolidated Balance Sheet. We then assess the likelihood that these deferred tax assets will be recovered from future taxable income and, to the extent that we believe that recovery is is more likely than not, or is unknown, we establish a valuation allowance.
Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets. At December 31, 2010, we have recorded a full valuation allowance against our deferred tax assets in the United States due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward. The valuation allowance is based upon our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable.
Share-Based Payments
In December 2004, the FASB issued Accounting Standards Codification (“ASC”) Topic Number 718, Compensation — Stock Compensation (“ASC 718”). ASC 718 requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees. We have applied ASC 718 using the modified prospective method. Under this method, we are required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In March, 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”), which provides interpretive guidance related to the interaction between ASC 718 and certain SEC rules and regulations. It also provides the SEC staff’s views regarding valuation of share based payment arrangements. The application of ASC 718 with SAB 107 had the effect of increasing stock-based compensation expense and reducing earnings by $552,000 in 2010, $624,000 in 2009, and $715,000 in 2008.

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
Recently Issued Accounting Pronouncements
Refer to Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements for a discussion of recent accounting standards and pronouncements.
Item 7A. Qualitative and Quantitative Disclosures About Market Risk
As of December 31, 2010, we had $632,000 in cash held in foreign currencies based on the exchange rates at December 31, 2010. The balances for cash held overseas in foreign currencies are subject to exchange rate risk. We have a policy of maintaining cash balances in local currencies. Periodically, cash will be transferred in order to repay inter-company debts.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Energy Focus, Inc.
We have audited the accompanying consolidated balance sheets of Energy Focus, Inc. (a Delaware corporation) and Subsidiaries (collectively the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Energy Focus, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
We have also audited the retrospective adjustments to the 2008 consolidated financial statements for the operations discontinued in 2009 as discussed in Note 4 to the consolidated financial statements and the retrospective adjustments to the disclosures for changes in the composition of reportable segments in 2008, as discussed in Note 14 to the consolidated financial statements. Our procedures with respect to the discontinued operations included (1) obtaining the Company’s underlying accounting analysis prepared by management of the retrospective adjustments for discontinued operations and comparing the retrospectively adjusted amounts per the 2008 financial statements to such analysis, (2) comparing previously reported amounts to the previously issued financial statements for such years, (3) testing the mathematical accuracy of the accounting analysis, and (4) on a test basis, comparing the adjustments to retrospectively adjust the financial statements for discontinued operations to the Company’s supporting documentation. Our procedures with respect to the changes in segments included (1) comparing the adjustment amounts of segment revenues, operating income, and assets to the Company’s underlying analysis and (2) testing the mathematical accuracy of the reconciliations of segment amounts to the consolidated financial statements. In our opinion, such retrospective adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2008 consolidated financial statements of the Company other than with respect to the retrospective adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2008 consolidated financial statements taken as a whole.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company incurred net losses of $8,517,000 and $11,015,000 during the years ended December 31, 2010 and 2009. In addition, as discussed in Note 10, the Company’s line of credit came due in 2009, and the Company has not obtained any financing on a long-term basis. These factors, among others, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ Plante & Moran, PLLC
Cleveland, Ohio
March 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Energy Focus, Inc.
We have audited, before the effects of the retrospective adjustments for the discontinued operations discussed in Note 4 and the retrospective adjustments for the change in the composition of reportable segments discussed in Note 14, the consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flow of Energy Focus, Inc. (a Delaware corporation) and subsidiaries (collectively the “Company”) for the year ended December 31, 2008 (the 2008 financial statements before the effects of the adjustments discussed in Note 4 and Note 14 are not presented herein). Our audit of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15 (a)(2). These 2008 financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.
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
In our opinion, the consolidated financial statements referred to above, which are before the effects of the retrospective adjustments for the discontinued operations in Note 4 and the retrospective adjustments for the change in the composition of reportable segments discussed in Note 14, present fairly, in all material respects, the results of operations and cash flows of Energy Focus, Inc. and subsidiaries for the year ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements as a whole, presents fairly, in all material respects, the information set forth therein.
We were not engaged to audit, review, or apply any procedures to the retrospective adjustments for the discontinued operations discussed in Note 4 and the retrospective adjustments for the change in the composition of reportable segments discussed in Note 14 and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company incurred a net loss of $14,448,000 and negative cash flows from operations of $5,830,000 during the year ended December 31, 2008. In addition, as discussed in Note 10, the Company’s line of credit is due in 2009. These factors, among others, as discussed in Note 2 to the financial statements raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ GRANT THORNTON LLP
Cleveland, Ohio
March 30, 2009

ENERGY FOCUS, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31,
(amounts in thousands except share and per share amounts)

	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$4,107	$1,062
Accounts receivable trade, net of allowances of $446 in 2010 and $395 in 2009	5,483	2,922
Retainage receivable	731	—
Inventories, net	2,543	3,770
Costs in excess of billings	22	—
Prepaid and other current assets	632	509

Total current assets	13,518	8,263

Property and equipment, net	2,446	3,091
Goodwill	672	672
Intangible assets, net	1,677	2,750
Collateralized assets	2,000	2,500
Other assets	61	102

Total assets	$20,374	$17,378

LIABILITIES
Current liabilities:
Accounts payable	$7,167	$1,677
Accrued liabilities	2,358	1,854
Deferred revenue	1,214	295
Billings in excess of costs	297	—
Current portion of long-term borrowings	481	—

Total current liabilities	11,517	3,826

Other deferred liabilities	28	149
Acquisition-related contingent liabilities	827	1,183
Long-term borrowings	1,344	715

Total liabilities	13,716	5,873

SHAREHOLDERS’ EQUITY
Preferred stock, par value $0.0001 per share:
Authorized: 2,000,000 shares in 2010 and 2009 Issued and outstanding: no shares in 2010 and 2009	—	—
Common stock, par value $0.0001 per share:
Authorized: 60,000,000 shares in 2010 and 30,000,000 in 2009 Issued and outstanding: 23,962,000 in 2010 and 21,250,000 in 2009	1	1
Additional paid-in capital	75,094	71,373
Accumulated other comprehensive income	423	474
Accumulated deficit	(68,860)	(60,343)

Total shareholders’ equity	6,658	11,505

Total liabilities and shareholders’ equity	$20,374	$17,378

The accompanying notes are an integral part of these financial statements.

ENERGY FOCUS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31,
(amounts in thousands except per share amounts)

	2010	2009	2008
Net sales	$35,129	$12,489	$20,032
Cost of sales	28,726	10,449	15,926

Gross profit	6,403	2,040	4,106

Operating expenses:
Research and development	(202)	319	237
Sales and marketing	6,415	6,044	8,081
General and administrative	6,115	5,333	5,443
Loss on impairment	156	—	3,195
Valuation of equity instruments	1,812	—	—
Restructuring	26	125	—

Total operating expenses	14,322	11,821	16,956

Loss from operations	(7,919)	(9,781)	(12,850)

Other income (expense):
Other (expense) income	(25)	47	(91)
Interest (expense) income	(567)	(73)	18

Loss from continuing operations before income taxes	(8,511)	(9,807)	(12,923)

(Provision for) benefit from income taxes	(6)	(7)	250

Net loss from continuing operations	$(8,517)	$(9,814)	$(12,673)

Discontinued operations:

Loss before income taxes of discontinued operations, including loss on disposal of discontinued operations of $664 in 2009	—	(1,201)	(1,775)

Provision for income taxes	—	—	—

Loss from discontinued operations	—	(1,201)	(1,775)

Net loss	$(8,517)	$(11,015)	$(14,448)

Net loss per share — basic and diluted	$(0.37)	$(0.70)	$(1.02)

Shares used in computing net loss per share — basic and diluted	22,791	15,763	14,182

The accompanying notes are an integral part of these financial statements.

ENERGY FOCUS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the years ended December 31,
(amounts in thousands)

	2010	2009	2008
Net loss	$(8,517)	$(11,015)	$(14,448)

Other comprehensive income (loss):
Foreign currency translation adjustments	(51)	223	(564)

Comprehensive loss	$(8,568)	$(10,792)	$(15,012)

The accompanying notes are an integral part of these financial statements.

ENERGY FOCUS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31, 2010, 2009, and 2008
(amounts in thousands)

				Accumulated	Retained
			Additional	Other	Earnings
	Common Stock		Paid-in	Comprehensive	(Accumulated
	Shares	Amount	Capital	Income	Deficit)	Total
Balances at December 31, 2007	11,623	$1	$55,682	$815	$(34,880)	$21,618

Private investment public equity, net of expenses	3,184	—	9,335	—	—	9,335
Exercise of common stock options	23	—	126	—	—	126
Issuance of common stock under employee stock option purchase plan	5	—	7	—	—	7
Stock-based compensation	—	—	715	—	—	715
Foreign currency translation adjustment	—	—	—	(564)	—	(564)
Net loss	—	—	—	—	(14,448)	(14,448)

Balances at December 31, 2008	14,835	$1	$65,865	$251	$(49,328)	$16,789

Issuance of common stock under rights offering	5,168	—	3,344	—	—	3,344
Issuance of common stock	228	—	153	—	—	153
Issuance of common stock under employee stock option purchase plan	19	—	11	—	—	11
Issuance of common stock for acquisition of subsidiary	1,000	—	1,239	—	—	1,239
Stock-based compensation	—	—	624	—	—	624
Warrants issued for financing	—	—	137	—	—	137
Foreign currency translation adjustment	—	—	—	223	—	223
Net loss	—	—	—	—	(11,015)	(11,015)

Balances at December 31, 2009	21,250	$1	$71,373	$474	$(60,343)	$11,505

Issuance of common stock under rights offering	—	—	1,421	—	—	1,421
Issuance of common stock	948	—	1,195	—	—	1,195
Issuance of common stock under employee stock option purchase plan	20	—	15	—	—	15
Issuance of common stock for acquisition of subsidiary	—	—	—	—	—	—
Stock-based compensation	—	—	552	—	—	552
Stock options exercised	14	—	8	—	—	8
Warrants issued for financing		—	528	—	—	528
Warrants exercised	1,730	—	2	—	—	2
Foreign currency translation adjustment	—	—	—	(51)	—	(51)
Net loss	—	—	—	—	(8,517)	(8,517)

Balances, December 31, 2010	23,962	$1	$75,094	$423	$(68,860)	$6,658

The accompanying notes are an integral part of these financial statements.

ENERGY FOCUS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,
(amounts in thousands)

	2010	2009	2008
Cash flows from operating activities:
Net loss	$(8,517)	$(11,015)	$(14,448)
Less: loss from discontinued operations	—	(1,201)	(1,775)

Net loss from continuing operations	(8,517)	(9,814)	(12,673)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Loss on impairment	156	—	3,195
Depreciation	790	987	1,151
Stock-based compensation	878	624	715
Valuation of equity instruments	1,812	—	—
Provision for doubtful accounts receivable	44	45	(52)
Amortization of intangible assets	1,073	—	—
Amortization of discounts on long-term borrowings	349	—	—
Deferred taxes	—	—	(255)
Deferred revenue	1,215	104	(52)
Gain on disposal of fixed assets	(22)	44	—
Changes in assets and liabilities:
Accounts receivable, inventories, and other assets	(1,694)	(906)	1,374
Accounts payable and accrued liabilities	5,409	(1,225)	902

Total adjustments	10,010	(327)	6,978

Net cash provided by (used in) continuing operations	1,493	(10,141)	(5,695)
Net cash used in discontinued operations	—	(421)	(135)

Net cash provided by (used in) operating activities	1,493	(10,562)	(5,830)

Cash flows from investing activities:
Cash paid for acquisition of subsidiary	—	(1,500)	—
Proceeds from the sale of fixed assets	50	—	—
Acquisition of fixed assets	(332)	(182)	(358)

Net cash used in continuing investing activities	(282)	(1,682)	(358)
Net cash provided by (used in) discontinued investing activities	—	765	(37)

Net cash used in investing activities	(282)	(917)	(395)

Cash flows from financing activities:
Proceeds from issuances of common stock, net	669	3,508	9,335
Proceeds from exercise of stock options	8	—	133
Proceeds from other borrowings	1,150	620	—
Net (repayments) / proceeds on credit line borrowings	—	(1,776)	802
Net repayments on bank borrowings	—	—	(1,672)

Net cash provided by continuing financing activities	1,827	2,352	8,598
Net cash used in discontinued financing activities	—	(428)	(105)

Net cash provided by financing activities	1,827	1,924	8,493

Effect of exchange rate changes on cash	7	49	(112)

Net increase (decrease) in cash and cash equivalents	3,045	(9,506)	2,156
Cash and cash equivalents at beginning of year	1,062	10,568	8,412

Cash and cash equivalents at end of year	$4,107	$1,062	$10,568

(Continued on following page)

ENERGY FOCUS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,
(amounts in thousands)

	2010	2009	2008
Supplemental Information
Interest paid	$171	$98	$198
Non-cash investing and financing activities:
Fully depreciated assets disposed of	$1,548	$1,149	$35
The Company purchased all of the members’ interest of Stones River Companies, LLC for $1,500. In conjunction with the acquisition, liabilities were incurred and common stock was issued as follows:
Fair value of assets acquired	$—	$4,700	$—
Cash paid for the members’ interest	—	(1,500)	—

Liabilities incurred and common stock issued	$—	$3,200	$—

The accompanying notes are an integral part of these financial statements.

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008
     1. Nature of Operations
Energy Focus, Inc. and its subsidiaries (the “Company”) engage in the design, development, manufacturing, marketing, and installation of energy-efficient lighting systems and solutions where the Company serves two segments:
•	solutions-based sales providing turnkey, high-quality, energy-efficient lighting application alternatives primarily to the existing public-sector building market; and

•	product-based sales providing military, general commercial and industrial lighting and pool lighting offerings, each of which markets and sells energy-efficient lighting systems.
The Company continues to evolve its business strategy to include providing its customers with turnkey, comprehensive energy-efficient lighting solutions, which use, but are not limited to, its patented and proprietary technology. Company product-based solutions include light-emitting diode (“LED”), fiber optic, high-intensity discharge (“HID”), fluorescent tube and other highly energy-efficient lighting technologies. Typical savings related to current technology of the Company approximates 80% in electricity costs, while providing full-spectrum light closely simulating daylight colors. The Company’s strategy also incorporates continued investment into the research of new and emerging energy sources including, but not limited to, LED and solar energy applications.
The Company’s development of solar technology continues through its role in the United States Government’s Very High Efficiency Solar Cell (“VHESC”) Consortium sponsored by the Defense Advanced Research Projects Agency (“DARPA”). The goal of the VHESC project is to develop a 40% or greater efficient solar cell for United States military applications, which would ultimately become available to the public for commercial application.
     2. Summary of Significant Accounting Policies
The significant accounting policies of the Company, which are summarized below, are consistent with generally accepted accounting principles and reflect practices appropriate to the business in which it operates.
          Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates include, but are not limited to, the establishment of reserves for accounts receivable, sales returns, inventory obsolescence, and warranty claims; the useful lives for property, equipment, and intangible assets; revenues recognized on a percentage-of-completion basis; and stock-based compensation. In addition, estimates and assumptions associated with the determination of fair value of financial instruments and evaluation of goodwill and long-lived assets for impairment requires considerable judgment. Actual results could differ from those estimates and such differences could be material.
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

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008
          Going Concern
The Company has experienced net losses of $8,517,000, $11,015,000 and $14,448,000 for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, the Company had an accumulated deficit of $68,860,000. Although management continues to address many of the legacy issues that have historically burdened the Company’s financial performance, the Company still faces challenges in order to reach profitability. In order for the Company to attain profitability and growth, it will need to successfully address these challenges, including the continuation of cost reductions throughout its organization, execution of its marketing and sales plans for its turnkey energy-efficient lighting solutions business, the development of new technologies into sustainable product lines and continued improvements in its supply chain performance.
The Company’s independent public accounting firm has issued an opinion in connection with the Company’s 2010 Annual Report on Form 10-K raising substantial doubt as to the Company’s ability to continue as a going concern. This opinion stems from the Company’s historically poor operating performance, the current economic environment, and the Company’s historical inability to generate sufficient cash flow to meet obligations and sustain operations without obtaining additional external financing. The Company is optimistic about obtaining the funding necessary to meet on-going tactical and strategic capital requirements. However, there can be no assurances that this objective will be successful. As such, the Company will continue to review and pursue selected external funding sources, if necessary, to execute these objectives including, but not limited to, the following:
•	obtain financing from traditional or non-traditional investment capital organizations or individuals,

•	potential sale or divestiture of one or more operating units, and

•	obtain funding from the sale of our common stock or other equity or debt instruments.
Obtaining financing through the above-mentioned mechanisms contains risks, including:
•	loans or other debt instruments may have terms and/or conditions, such as interest rate, restrictive covenants, and control or revocation provisions, which are not acceptable to management or our Board of Directors,

•	the current economic environment combined with our capital constraints may prevent us from being able to obtain any debt financing,

•	financing may not be available for parties interested in pursuing the acquisition of one or more of our operating units, and

•	additional equity financing may not be available to us in the current economic environment and could lead to further dilution of shareholder value for current shareholders of record.
          Revenue Recognition
Revenue is recognized when it is realized or realizable, has been earned, and when all of the following has occurred:
•	persuasive evidence or an arrangement exists (e.g., a sales order, a purchase order, or a sales agreement),

•	shipment has occurred, with the standard shipping term being F.O.B. ship point, or services provided on a proportional performance basis or installation have been completed,

•	price to the buyer is fixed or determinable, and

•	collectability is reasonably assured.
Revenues from our products-based business are generally recognized upon shipping based upon the following:
•	all sales made by the Company to its customer base are non-contingent, meaning that they are not tied to that customer’s resale of products,

•	standard terms of sale contain shipping terms of F.O.B. ship point, meaning that title is transferred when shipping occurs, and

•	there are no automatic return provisions that allow the customer to return the product in the event that the product does not sell within a defined timeframe.
Revenues from our products-based business that incorporate specifically-defined installation services have historically been recognized as follows:
•	product sale at completion of installation, and

•	installation service at completion of installation.

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008
Revenues and profits from our lighting solutions-based business are generally recognized by applying percentage-of-completion for the period to the estimated profits for the respective contracts. Percentage-of-completion is determined by relating the actual cost of the work performed to date to the current estimated total cost of the respective contracts. When the estimate on a contract indicates a loss, the Company’s policy is to record the entire loss during the accounting period in which it is estimable. In the ordinary course of business, at a minimum on a quarterly basis, the Company prepares updated estimates of the total forecasted revenue, cost and profit or loss for each contract. The cumulative effect of revisions in estimates of the total forecasted revenue and costs during the course of the work is reflected in the accounting period in which the facts that caused the revision become known. The financial impact of these revisions to any one contract is a function of both the amount of the revision and the percentage-of- completion of the contract. Revenues from our lighting solutions-based business will generally be larger contracts and may range from three to eighteen months in duration.
In accordance with normal practices in the industry, the Company includes in current assets and current liabilities amounts related to contracts realizable and payable. Billings in excess of costs represents the excess of contract billings to date over the amount of contract costs and profits (or contract revenue) recognized to date on a percentage-of-completion basis. Costs in excess of billings represents the excess of contract costs and profits (or contract revenue) recognized to date on the percentage-of-completion basis over the amount of contract billings to date on the remaining contracts. See Note 9, Contracts in Progress, for additional information.
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
          Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company has $3,475,000 in cash on deposit with financial institutions in the United States as of December 31, 2010, of which $128,000 is designated as restricted cash and relates to funds received from a grant from/for a branch of the United States government. The remaining cash of $632,000 is on deposit with a European bank in the United Kingdom.
          Inventories
The Company states inventories at the lower of standard cost (which approximates actual cost determined using the first-in-first-out method) or market. The Company establishes provisions for excess and obsolete inventories after evaluation of historical sales, current economic trends, forecasted sales, product lifecycles, and current inventory levels. Charges to cost of sales for excess and obsolete inventories amounted to $295,000, $533,000, and $1,503,000 in 2010, 2009, and 2008, respectively.
          Accounts Receivable
The Company’s customers currently are concentrated in the United States and Europe. In the normal course of business, the Company extends unsecured credit to its customers related to the sale of its lighting solutions services and sale of its products. Typical credit terms require payment within thirty days from the date of delivery or service. The Company evaluates and monitors the creditworthiness of each customer on a case-by-case basis. The Company also provides allowances for sales returns and doubtful accounts based on its continuing evaluation of its customers’ ongoing requirements and credit risk. The Company writes-off accounts receivable when management deems that they have become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The Company does not generally require collateral from its customers.
          Retainage Receivable
The Company’s solutions-based sales are normally subject to a holdback of a percentage of the sale as retainage. This holdback is recorded on the Company’s Consolidated Balance Sheet as “Retainage receivable”. Retainage is a portion of the total bid price of a project that is held back by the customer until the project is complete and functioning satisfactorily according to the contract terms. Retainage percentages typically range from 5% to 10% and are collected anywhere from three to eighteen months from the inception of the project. For the year ended December 31, 2010, the Company had a retainage receivable from its customers totaling $731,000. No retainage receivable existed in 2009.

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008
          Income Taxes
As part of the process of preparing its financial statements, the Company estimates its income tax liability in each of the jurisdictions in which it does business. This process involves estimating the Company’s actual current tax expense together with assessing temporary differences resulting from differing treatment of items, such as deferred revenues, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Consolidated Balance Sheets. The Company then assesses the likelihood that these deferred tax assets will be recovered from future taxable income and, to the extent to which the Company believes that recovery is more likely than not, or is unknown, the Company establishes a valuation allowance.
Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against such deferred tax assets. At December 31, 2010, the Company has a full valuation allowance against deferred tax assets in the United States due to uncertainties related to its ability to utilize those deferred tax assets. The valuation allowance is based on estimates of taxable income by jurisdiction and the periods over which its deferred tax assets could be recoverable.
          Collateralized Assets
The Company maintains $2,000,000 of cash collateral related to the Company’s $10,000,000 surety bonding program associated with SRC. This cash is pledged to the surety carrier through December, 2011, unless the Company is able to provide sufficient alternative means of collateralization satisfactory to the surety carrier.
          Fair Value of Financial Instruments
The carrying amounts of certain financial instruments including cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of long-term debt obligations also approximates fair value.
          Long-Lived Assets
Property and equipment is stated at cost and include expenditures for additions and major improvements. Expenditures for repairs and maintenance are charged to operations as incurred. The Company uses the straight-line method of depreciation over their estimated useful lives of the related assets (generally two to fifteen years) for financial reporting purposes. Accelerated methods of depreciation are used for federal income tax purposes. When assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the Consolidated Statement of Operations. Refer to Note 6, Property and Equipment, for additional information.
The Company classifies intangible assets into two categories: (1) intangible assets with definite lives subject to amortization, and (2) goodwill. The Company determines the useful lives of our identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors we consider when determining useful lives include the contractual term of any agreement related to the asset, the historical performance of the asset, the Company’s long-term strategy for using the asset, any laws or other local regulations which could impact the useful life of the asset, and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized, on a straight-line basis or other method which best approximates cash flows, over their useful lives, ranging from 5 to 10 years. Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in a business acquisition. Refer to Note 7, Goodwill and Intangible Assets, for additional information.
Long-lived assets, other than Goodwill, are reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Events or circumstances that would result in an impairment review primarily include operations reporting losses, a significant change in the use of an asset, or the planned disposal or sale of the asset. The asset would be considered impaired when the future net undiscounted cash flows generated by the asset are less than its carrying value. An impairment loss would be recognized based on the amount by which the carrying value of the asset exceeds its fair value, as determined by quoted market price (if available) or the present value of expected future cash flows.

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008
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
          Certain Risks and Concentrations
The Company invests its excess cash in demand deposits and high-grade short-term securities with a major financial institution that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 and the Securities Investor Protection Corporation (“SIPC”) up to $500,000 of primary net equity protection including $100,000 for claims for cash. At times, the Company’s cash balances may exceed the amounts insured by the FDIC. As of December 31, 2010, the Company does not have any short-term securities investments. The Company has not experienced any losses in such accounts and believes that it is not exposed to significant risk of loss.
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
At December 31, 2010, three customers accounted for 56.5% of the net accounts receivable, including retainage receivable, and two customers accounted for 43.0% of the net accounts receivable, including retainage receivable, at December 31, 2009. For the year ended December 31, 2010, two customers accounted for 36.3% of net sales. For the years ended December 31, 2009 and 2008, no single customer accounted for more than 10% of net sales.
The Company requires substantial amounts of purchased materials from selected vendors. With specific materials, the Company purchases 100% of its requirement from a single vendor. Included in purchased materials are small diameter stranded fiber, plastic fixtures, lamps, reflectors, drivers and power supplies. Substantially all of the materials the Company requires are in adequate supply. However, the availability and costs of materials may be subject to change due to, among other things, new laws or regulations, suppliers’ allocation to other purchasers, interruptions in production by suppliers, and changes in exchange rates and worldwide price and demand levels. The Company’s inability to obtain adequate supplies of materials for its products at favorable prices could have a material adverse effect on its business, financial position, or results of operations by decreasing our profit margins and by hindering its ability to deliver products to its customers on a timely basis.
          Research and Development
Research and development expenses include salaries, contractor and consulting fees, supplies and materials, as well as costs related to other overhead such as depreciation and facilities costs. Research and development costs are expensed as they are incurred. The Company’s research and development expenses are reduced on a proportional performance basis under Defense Advanced Research Projects Agency (“DARPA”) Small Business Innovation Research (“SBIR”) development contracts. During 2009 and 2010, additional SBIR contracts were signed totaling $2,548,000 to be reimbursed over a two-year recovery period, respectively. Of this total contract amount, $1,310,000 was billed through December 31, 2010 with the remaining $1,238,000 categorized as unrecognized reductions of gross research and development expenses. The Company is currently pursuing additional contracts through various government agencies, and anticipates being granted additional contracts during 2011.
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

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008
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
A reconciliation of basic and diluted loss per share is provided as follows (in thousands, except per share amounts):

	Years ended December 31,
	2010	2009	2008
Basic and diluted loss per share:
Net loss	$(8,517)	$(11,015)	$(14,448)

Basic and diluted loss per share:
Weighted average shares outstanding	22,791	15,763	14,182

Basic and diluted net loss per share	$(0.37)	$(0.70)	$(1.02)

Options and warrants to purchase approximately 5,119,000 shares, 6,159,000 shares and 5,329,000 shares of common stock were outstanding at December 31, 2010, 2009, and 2008, respectively, but were not included in the calculation of diluted loss per share because their inclusion would have been anti-dilutive.
          Stock-Based Compensation
The Company accounts for stock-based compensation following Accounting Standards Codification (“ASC”) Topic Number 718, Compensation — Stock Compensation (“ASC 718”). ASC 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The statement requires entities to recognize compensation expense for awards of equity instruments to employees based on grant-date fair value of those awards (with limited exceptions). ASC 718 also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow rather than as an operating cash flow as prescribed under the prior accounting rules. For the years ended December 31, 2010, 2009, and 2008, the Company recorded stock compensation expense of $552,000, $624,000, and $715,000, respectively. At December 31, 2010, the Company had unamortized stock compensation expense of $579,000. The remaining weighted average life is approximately 1.5 years as of December 31, 2010. These costs will be charged to expense, amortized on a straight-line method, in future periods in accordance with ASC 718 accounting. At December 31, 2010, the intrinsic value of total options outstanding was $109,000.
The expenses for 2010, 2009, and 2008 include both the costs of awards granted in those years and those unvested at the beginning of 2008. Both the expense and future unearned compensation have been estimated using the Black-Scholes option pricing model. Estimates utilized in the calculation include the expected life of the option, risk-free interest rate, and volatility and are further comparatively detailed below. The estimated expected life of the option is calculated based on contractual life of the option, the vesting life of the option, and historical exercise patterns of vested options. The volatility estimates are calculated using historical pricing experience.
As of December 31, 2010, the Company has one stock-based employee compensation plan, which is described more fully in Note 12, Shareholders’ Equity. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of ASC 718 and related interpretations. Under these principles, the equity instruments are valued at the fair value, which is computed based on stock price on the date of grant or other measurement date, exercise price, estimated life, stock volatility, and the risk-free rate of interest.

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008
The fair value of each option grant and stock purchase plan grant combined is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2010, 2009, and 2008.

	2010	2009	2008
Fair value of options issued	$0.80	$0.46	$1.04
Exercise price	$1.16	$0.73	$1.91
Expected life of option	4.0 years	4.0 years	4.0 years
Risk-free interest rate	1.61%	1.88%	2.36%
Expected volatility	98.31%	88.26%	72.53%
Dividend yield	0%	0%	0%
At the 2010 Annual Meeting of Shareholders (“Annual Meeting”) held on June 16, 2010, the shareholders approved an increase in the total number of shares of common stock that may be awarded under the 2008 Incentive Stock Plan from 1,000,000 shares to 3,000,000 shares. Under this plan, the Company granted 1,000,000 performance-based stock options during the year ended December 31, 2010. These performance-based stock options are exercisable by the grantees if, and only if, the Company achieves required revenue and cash-flow generation targets as reported in the Company’s 2010 Form 10-K. Of the 1,000,000 performance-based stock options awarded in 2010, 850,000 stock options were canceled in the first quarter of 2011 as a result of these defined targets not being achieved during the year ended December 31, 2010.
In the third quarter of 2010, the Board of Directors approved a program offering the independent Directors of the Company the option of accepting restricted shares of the Company’s common stock in lieu of quarterly cash compensation. Directors who chose to participate and accept restricted shares in lieu of cash compensation would receive the equivalent of two dollars ($2.00) of Company common stock for every one dollar ($1.00) of their normal cash compensation. Directors that chose to accept this program agreed to receive restricted shares compensation for four consecutive quarters, covering the period of July 2010 until June 2011 with the aforementioned common stock vesting over an equivalent 12 month period. The price of the common stock shares was based on the closing price of the Company’s common stock on September 20, 2010. On September 1, 2010, four of the five Directors agreed to participate in this program and, subsequently, 123,000 of restricted shares of common stock were issued to the participants. Director compensation expense under this program amounted to $107,000 for year ending December 31, 2010 related to these restricted shares.
In addition to the above, the Company granted 92,000 stock options, net of cancellations of 144,000 stock options, and 379,000 shares of restricted stock for the period ending December 31, 2010.
On May 29, 2009, the Company’s five senior executive officers agreed to accept voluntary salary reductions for the remainder of the 2009 calendar year in exchange for the issuance of restricted shares of common stock as authorized under the Company’s 2008 Incentive Stock Plan. Two other key executives of the Company also accepted salary reductions for the balance of the year in exchange for restricted shares. Each officer and key executive voluntarily accepted a ten percent (10%) salary reduction for the remainder of 2009, except for one officer who voluntarily accepted a forty percent (40%) decrease for the remainder of 2009. The number of restricted shares of common stock issued to each officer and executive was equal to the dollar value of the individual’s salary reduction divided by the closing price per share of the Company’s common stock on May 29, 2009. The total number of restricted shares of common stock issued to these officers and executives was 209,000. The Company reserved the right to extend these salary reductions into the 2010 calendar year and beyond. Additionally, on May 29, 2009, two members of the Company’s Board of Directors voluntarily relinquished their directors’ fee for the balance of 2009 in exchange for restricted shares of common stock on the same terms as the shares granted to the officers. The number of restricted shares of common stock issued to each director was equal to the dollar value of the individual’s relinquished director’s fee divided by the closing price per share of the Company’s common stock on May 29, 2009. The total number of restricted shares of common stock issued to these directors was 19,000. The Company recorded $140,000 of compensation expense related to these restricted shares for the period ending December 31, 2010.

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008
On December 31, 2009, the Company extended these salary reductions through June 30, 2010 issuing an additional 170,000 of restricted shares. The number of restricted shares of common stock issued to each officer and executive was equal to the dollar value of the individual’s salary reduction divided by the closing price per share of the Company’s common stock on December 30, 2009. On July 9, 2010, the Company’s Chief Executive Officer, with the approval of the Board of Directors, decided to continue the cash salary reductions through December 31, 2010. Each officer and key executive voluntarily accepted a ten percent (10%) salary reduction for this six month period, except for one officer who voluntarily accepted a forty percent (40%) decrease for this six month period. The number of restricted shares of common stock issued to each officer and executive was equal to the dollar value of the individual’s salary reduction divided by the closing price per share of the Company’s common stock on July 9, 2010. The total number of restricted shares of common stock to be issued to these officers and executives is 88,000, but these shares have not yet been issued to the affected executives. The Company recorded $220,000 of compensation expense related to these restricted shares for the period ending December 31, 2010.
          Foreign Currency Translation
The Company’s international subsidiary uses its local currency as its functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense accounts are translated at average exchange rates during the year. Resulting translation adjustments are recorded directly to “Accumulated other comprehensive income” within shareholders’ equity. Foreign currency transaction gains and losses are included as a component of “Other (expense)/income”. Gains and losses from foreign currency translation are included as a separate component of “Other comprehensive loss” within the Consolidated Statement of Comprehensive Income (Loss).
          Advertising Expenses
The Company expenses the costs of advertising, which consists of costs for the placement of advertisements in various media. Advertising expenses were $206,000, $368,000, and $601,000 for the years ended December 31, 2010, 2009, and 2008, respectively.
          Product Warranties
The Company warrants finished goods against defects in material and workmanship under normal use and service for periods of one to three years for illuminators and fiber. Settlement costs consist of actual amounts expensed for warranty services which are largely a result of third-party service calls, and the costs of replacement products. A liability for the estimated future costs under product warranties is maintained for products outstanding under warranty and is included in “Accrued liabilities” in the Consolidated Balance Sheet. The warranty activity for the respective years is as follows (in thousands):

	Year ended
	December 31,
	2010	2009
Balance at the beginning of the year	$211	$308
Accruals for warranties issued	(11)	290
Settlements made during the year (in cash or in kind)	(74)	(387)

Balance at the end of the year	$126	$211

          Recent Accounting Standards and Pronouncements
In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-02, Consolidation (Topic 810) — Accounting and Reporting for Decreases in Ownership of a Subsidiary — A Scope Clarification. ASU 2010-02 clarifies the scope of the decrease in ownership provisions of Subtopic 810 and expands disclosure requirements about deconsolidation of a subsidiary or de-recognition of a group of assets. ASU 2010-02 is effective beginning in the first interim of annual reporting period ending on or after December 15, 2009. The adoption of ASU 2010-02-02 did not have an impact on the Company’s financial statements.
In October 2009, the FASB issued ASU 2009-013, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements. ASU 2009-13 revises certain accounting for revenue arrangements with multiple deliverables. In particular, when vendor specific objective evidence or third-party evidence for deliverables in an arrangement cannot be determined, ASU 2009-13 allows use of a best estimate of the selling price to allocate the arrangement consideration among them. ASU 2009-13 is effective for the first quarter of 2011, with early adoption permitted. The adoption of ASU 2009-13 did not have an impact on the Company’s financial statements.

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008
In August 2009, the FASB issued ASU 2009-05, an amendment to Accounting Standards Codification (“ASC”) 820-10, Fair Value Measurements and Disclosures — Overall for measuring liabilities at fair value. ASU 2009-05 provides clarification that in certain circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain other valuation techniques. The guidance provided in this ASU is effective for the first reporting period beginning after issuance. This ASU had no impact on the Company’s financial statements.
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
     3. Acquisition
On December 31, 2009, the Company acquired 100% of the members’ interest of SRC, a Tennessee limited liability company, from TLC Investments, LLC (“TLC”), a Tennessee limited liability company for a combination of cash, convertible debt, a contingent based earn-out, and shares of the Company’s common stock. SRC is a lighting retro fit company and an energy systems and solutions provider located in Nashville Tennessee. SRC provides the Company with the reputation and strong brand recognition within in the existing public sector buildings market based upon its 20 years of experience serving these markets. Given the significant existing contract backlog, pipeline of potential future contracts, proven delivery performance and strong existing relationships with its customer base that SRC brings to the Company; it will be able to readily penetrate these markets with its unique and proven technology while simultaneously benefiting from the other natural synergies that exist between our two businesses. This acquisition is the foundation by which the Company will emerge into a national turnkey energy solutions provider.
The Company acquired approximately $4,700,000 in assets, including accounts receivable, fixed assets, and other intangible assets. Of the purchase price, $672,000 was recorded on the Company’s Consolidated Balance Sheet as goodwill. Purchase price consideration was paid in the form of $1,500,000 of cash, 1,000,000 shares of Energy Focus common stock, and a $500,000 promissory note convertible into 500,000 shares of the Company’s common stock. The transaction also included performance-related contingent consideration including a 2.5% payout on the annual revenues of SRC over 42 months, and a $500,000 fee if the market price of the Company’s common stock is not equal to or greater than $2.00 per share for at least twenty trading days between June 30, 2010 and June 30, 2013.
The acquisition was accounted for as a stock purchase and, accordingly, was included in the financial statements of the Company as of December 31, 2009. Due to the absence of activity between the purchase date, December 31, 2009, and the date of our financial statements, there were no results of operations to be reported in 2009. In addition, comparative pro forma information was not presented as SRC was not a comparable stand-alone entity prior to the acquisition.
The purchase price was allocated based on the fair value of the assets acquired leading to the purchase price allocation as follows (in thousands):

	Amortization
	Life
Assets acquired:	(in years)	Amount
Accounts receivable		$1,258
Property and equipment		20
Goodwill	n/a	672
Intangible assets:
Tradename	10	500
Client relationships	5	2,250

Total purchase price		$4,700

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008
The purchase price in excess of the fair value of the tangible assets acquired has been allocated to intangible assets and goodwill. The Company engaged an independent third-party expert to assist in the allocation of the purchase price to the various specific separately identifiable intangible assets. The methods utilized by this third-party are based upon generally accepted accounting valuation conventions used in acquisition-related valuations and include peer volatility analysis, discounted cash flow analysis, annuity stream valuation and earnings based valuation techniques. These conventions were reviewed and approved by management. Of the intangible assets acquired, $672,000 was assigned to goodwill. None of the goodwill is deductible for tax purposes.
     4. Discontinued Operations
As part of the Company’s strategy of evaluating the viability of its non-core businesses and its aggressive pursuit of capital funding, the Company determined that its German subsidiary, LBM, was not directly aligned with its objective to become a leading provider of turnkey, comprehensive energy-efficient lighting systems. Therefore, in the third quarter of 2009, the Company committed to a plan to divest itself of LBM.
In December 2009, the Company completed the sale of its ownership rights in LBM for $225,000 comprised of cash and a promissory note. Furthermore, the Company will receive an earn-out equal to ten percent (10% ) of post-acquisition, pre-amortization, pre-tax profit for a period of 24 months commencing January, 2010. Excluding this earn-out, the Company recorded a loss on disposal of subsidiary of $664,000. As part of this transaction, the purchaser assumed all rights to both tangible and intangible assets as well as all of the liabilities of LBM.
The following table summarizes the components included in loss from discontinued operations within the Company’s Consolidated Statement of Operations (amounts in thousands):

	December 31,
	2010	2009	2008
Net sales	$—	$1,462	$2,787
Total expenses	—	2,663	4,562

Loss before income taxes of discontinued operations	—	(1,201)	(1,775)
Provision for income tax	—	—	—

Loss from discontinued operations	$—	$(1,201)	$(1,775)

     5. Inventories
Inventories are stated at the lower of standard cost (which approximates actual cost determined using the first-in, first-out cost method) or market and consists of the following (in thousands):

	December 31,
	2010	2009
Raw materials	$2,164	$2,785
Inventory reserve	(972)	(1,010)
Finished goods	1,351	1,995

Inventories, net	$2,543	$3,770

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008
     6. Property and Equipment
Property and equipment is stated at cost and is depreciated using the straight-line method over the estimated useful lives of the related assets and consists of the following (in thousands):

	December 31,
	2010	2009
Equipment (useful life 3 — 15 years)	$6,328	$7,856
Tooling (useful life 2 — 5 years)	2,507	2,305
Furniture and fixtures (useful life 5 years)	161	168
Computer software (useful life 3 years)	373	476
Leasehold improvements (the shorter of useful life or lease life)	909	911
Construction in progress	14	—

Property and equipment at cost	10,292	11,716
Less: accumulated depreciation	(7,846)	(8,625)

Property and equipment, net	$2,446	$3,091

As a result of the Company’s efforts to reduce overhead costs and in conjunction with the renegotiation efforts related to the lease at its Solon, Ohio office, which is set to expire on April 30, 2011, the decision was made to relocate the remaining Solon, Ohio operations to its facilities in Mexico and California. This decision would enable the Company to reduce the square footage of the premises leased and strategically align the products-based segment of the Company which is located in California. As a result of this strategic change, the Company performed an evaluation of its remaining property, plant and equipment at the Solon office as of December 31, 2010, as this strategic change created a “triggering event” necessitating such a review. In performing this review, the Company obtained quoted market prices for similar assets while also considering market demand for these assets. As a result of this review, the Company recorded an impairment charge of $156,000, which represented the difference between the fair value of the asset group and its carrying value and is included in the Consolidated Statements of Operations under the caption “Loss on Impairment”.
     7. Goodwill and Intangible Assets
The following table summarizes information related to net carrying value of intangible assets (in thousands):

	Amortization	December 31,
	Life (in years)	2010	2009
Goodwill	n/a	$672	$672

Definite-lived intangible assets:
Tradenames	10	450	500
Customer relationships	5	1,227	2,250

Total definite-lived intangible assets		1,677	2,750

Total intangible assets, net		$2,349	$3,422

Amortization expense for intangible assets subject to amortization was $1,073,000 for the year ended December 31, 2010. There was no amortization expense in the years ended December 31, 2009 and 2008. The company amortizes Tradenames on a straight-line basis over the estimated useful lives of the intangible assets. Customer relationships are amortized over their expected useful lives on an accelerated method that approximates the cash flows associated with those relationships. Based on the carrying value of amortized intangible assets the Company estimates amortization expense for future years to be as follows (in thousands):

Year ending December 31,	Amount
2011	$649
2012	420
2013	253
2014	105
2015	50
2016 and thereafter	200

Total amortization expense	$1,677

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008
As of December 31, 2010, the Company had $672,000 of goodwill recorded on its financial statements related to the December 31, 2009 acquisition of SRC. The Company engaged an independent third-party expert to assist in the allocation of the excess purchase price to the various specific separately identifiable intangible assets, including goodwill, which is described more fully in Note 3, Acquisition.
In 2008, as a result of our annual test for impairment required under Accounting Standards Codification (“ASC”) Number 350, Intangibles—Goodwill and Others (“ASC 350”), and based on an assessment of its present and future operations, we recognized a non-cash expense of $4,305,000 for the impairment of our goodwill. Of this amount, $3,195,000 related to continuing operations and is included in the Consolidated Statement of Operations under the caption “Loss on impairment”. The goodwill was originally recorded at the time of the acquisitions of Fiber Optic International, Crescent Lighting Limited, LBM, Unison Fiber Optic Lighting Systems, and Lightly Expressed Limited. As of December 31, 2009, we had no remaining goodwill on our books related to these acquisitions.
     8. Accrued Liabilities (Current):
Accrued liabilities consisted of the following (in thousands):

	December 31,
	2010	2009
Accrued sales commissions and incentives	$566	$79
Accrued warranty expense	126	211
Accrued professional fees	92	282
Accrued employee benefits	331	376
Accrued interest	53	—
Accrued rent	230	29
Accrued taxes	185	151
Accrued performance-related contingent consideration	525	420
Accrued subcontractor services	102	128
Accrued other expenses	148	178

Total accrued expenses	$2,358	$1,854

     9. Contracts in Progress
Costs and estimated earnings on contracts in progress for 2010 are summarized in the table below (in thousands). There were no costs and estimated earnings on contracts for the year ending December 31, 2009.

December 31,
2010
Costs incurred on uncompleted contracts	$9,912
Estimated earnings	3,138

Total revenues	13,050
Less: billings to date	13,325

Total	$(275)

Balance sheet classification:
Costs in excess of billings on uncompleted contracts	$22
Billings in excess of costs on uncompleted contracts	(297)

Total	$(275)

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008
     10. Long-Term Borrowings
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
On May 27, 2009, the Company entered into an unsecured Promissory Note (the “Note”) with The Quercus Trust (“Quercus”) in the amount of $70,000. Under the terms of this Note, we are obligated to pay Quercus the principal sum of the Note and interest accruing at a yearly rate of 1.00% in one lump sum payment on or before June 1, 2109. The Company received these funds on June 9, 2009.
On December 29, 2009 and in conjunction with the acquisition of SRC, the Company entered into Letter of Credit Agreements (“LOC’s”) with John Davenport, President of the Company, and with Quercus, for $250,000 and $300,000, respectively. These LOC’s have terms of 24 months and bear interest at a rate of 12.5% on the face amount. The LOC’s are collateralized by 15% and 18%, respectively, of the capital stock of CLL which in turn is based on CLL’s net worth as of November 30, 2009 and are subordinated to the senior indebtedness of the Company and CLL. As an incentive to enter into the LOC’s, the Company issued five-year, detached warrants to purchase 125,000 and 150,000 shares, respectively, of the Company’s common stock at an exercise price of $0.01 per share. The Company’s shareholders approved the warrants at the Annual Meeting on June 16, 2010.
In conjunction with the acquisition of SRC, on December 31, 2009, the Company entered into an agreement with TLC, whereby a Convertible Promissory Note (“Convertible Note”) was issued for the principal amount of $500,000. This Convertible Note bears interest at the Wall Street Journal Prime Rate plus two percent (2%), which along with the principal, is due and payable on June 30, 2013 (“maturity date”). Additionally, TLC has the right to convert the principal of the Convertible Note, in whole, but not in part, into 500,000 shares of the Company’s common stock at any time during the period commencing on June 30, 2010 and through the maturity date. Additionally, as a provision to the Convertible Note, if the reported closing price of a share of common stock of the Company is not equal to or greater than $2.00 for at least twenty (20) trading days between June 30, 2010 and June 30, 2013, the Company shall pay TLC an additional fee of $500,000 on the maturity date. The Company has accrued for this potential fee at the time of the agreement.
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

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008
Through the Company’s United Kingdom subsidiary, the Company maintains a British pounds sterling-denominated bank overdraft facility with Lloyds Bank Plc, in the amount of $388,000, based on the exchange rate at December 31, 2010. There were no borrowings against this facility as of December 31, 2010 or December 31, 2009. The facility is renewed annually on January 1. The interest rate on the facility was 2.75% at December 31, 2010 and 2009.
Future maturities of remaining borrowings are (in thousands):

Long-Term
Year ending December 31,	Borrowings
2011	$550
2012	—
2013	1,650
2014	—
2015 and thereafter	70

Gross long-term borrowings	2,270
Less: discounts on long-term borrowings	(445)

Total commitment, net	$1,825

     11. Commitments and Contingencies
The Company leases certain equipment, manufacturing, warehouse and office space under non-cancelable operating leases expiring through 2017 under which it is responsible for related maintenance, taxes, and insurance. Future minimum non-cancelable lease commitments are as follows (in thousands):

Minimum Lease
Year ending December 31,	Commitments
2011	$801
2012	558
2013	560
2014	181
2015 — 2017	108

Total commitment	$2,208

These leases included certain escalation clauses; thus, rent expense was recorded on a straight-line basis. Net rent expense for continuing operations was $820,000, $797,000, and $841,000 for the years ended December 31, 2010, 2009, and 2008, respectively. Beginning in 2006, a portion of our Solon facility has been subleased. In each of the years, 2010, 2009, and 2008, the gross rent for continuing operations was reduced by $71,000 of sublease rentals.
During the first quarter of 2011, the Company and its landlord for the Solon, Ohio office, located at 32000 Aurora Road, signed a non-binding term sheet that will resolve past due amounts under the current lease agreement, set to expire April 30, 2011, as well as the basic terms by which the Company and its landlord will enter into an extension of the current lease. The term sheet includes a reduction of the gross rent to $25,000 for the period September 1, 2010 to April 30, 2011 (the “period”), an extension of the lease until April 30, 2014 with a Company option to extend thereafter and a reduction in both the square footage of the premises and the gross rent per square foot to be paid from May 1, 2011 to April 30, 2014. In conjunction with the signing of the lease agreement term sheet and to satisfy past due amounts, the Company will deliver an unsecured promissory note to the landlord in the amount of approximately $676,000 which will bear interest at a rate of 10% annually commencing May 1, 2011 and have a maturity date of April 30, 2014. In addition, the Company will make a payment of approximately $121,000 on April 30, 2011, not subject to interest, and provided the Company makes gross rent payments during the period, the balance of the note will be reduced to $355,000. The Company is making the gross rent payments for the period as they become due. The future minimum lease commitments relating to this lease agreement have been included in the above schedule.

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008
In connection with the acquisition of SRC, the Company maintains a performance-related contingent obligation related to the 2.5% payout based upon the annual revenues of the acquired business over the 42 months commencing January 1, 2010, and a $500,000 fee if the market price of the Company’s common stock is not equal to or greater than $2.00 per share for at least twenty trading days between June 30, 2010 and June 30, 2013. The Company accrued for this potential fee at the time of the agreement. For the year ending December 31, 2010, the Company has paid $519,000 relating to the 2.5% payout.
     12. Shareholders’ Equity
       Warrants
On March 30, 2010, the Company entered into an agreement with EF Energy under which it sold to EF Energy a Secured Subordinated Promissory Note for the principal amount of $1,150,000. Additionally, the Company issued to the eight investors in EF Energy five-year, detachable penny warrants to purchase shares of the Company’s common stock at a rate of 0.2 warrants per dollar of financing, or 230,000 warrants, with an expiration date of March 30, 2015.
On March 17, 2010, the Company entered into a purchase agreement with Lincoln Park Capital Fund, LLC (“LPC”), an Illinois limited liability company, whereby LPC agreed to purchase 350,000 shares of the Company’s common stock together with a warrant to purchase an equivalent amount of shares, subject to a registration statement being filed and declared effective with the SEC, for total consideration of $375,000. The warrant has a term of five (5) years, an exercise price of $1.20, and may not be exercised until 6 months after issuance. There were no penalties or liquidated damages associated with the company’s registration obligations. LPC also agreed to purchase up to an additional 3,650,000 shares of common stock, at the Company’s option, over a 25 month period. The purchase price of these shares will be based on the market prices of the Company’s common stock at the time of the sale without any fixed discount. The company may suspend purchases by LPC at any time, and may also, in its sole discretion, accelerate or reduce purchases under certain conditions. LPC cannot purchase shares of the Company’s common stock on any business day that the price of the common stock is below $1.00. The common stock purchase agreement may be terminated by the Company, at any time, at its discretion without any cost to it. The proceeds to be received by the Company under the agreement will be used for working capital and general corporate purposes. LPC has agreed not to engage in any shorting or hedging in any manner whatsoever. On July 14, 2010, the Company received a Notice of Effectiveness from the SEC relating to the Registration Statement.
On December 31, 2009 the Company entered into LOC’s with John Davenport and with Quercus for $250,000 and $300,000, respectively. As an incentive to enter into the LOC’s , the Company issued five-year, detached warrants to purchase 125,000 and 150,000, respectively, of the Company’s common stock at an exercise price of $.01 per share. The Company’s shareholders approved the warrants at the Annual Meeting on June 16, 2010.
On December 31, 2009, the Company entered into a strategic alliance with Woodstone Energy LLC (“Woodstone”), a commercial and industrial energy services company serving Fortune 100 companies throughout the United States. This strategic alliance creates a path for contracts totaling not less than $15,000,000 to be issued by Woodstone to SRC. In return for this Woodstone commitment, the Company issued 600,000 warrants. 400,000 warrants are exercisable by Woodstone upon the written commitment of $10,000,000 in specific secured contracts with the remaining 200,000 warrants being exercisable by Woodstone upon the written commitment of an additional $5,000,000 in specific secured contracts. These warrants will expire on December 31, 2014. The Company issued 3,566,440 warrants on March 14, 2008 as part of a private placement equity financing. Those warrants are fully exercisable and will expire on March 14, 2013. Prior to December 31, 2007, warrants were issued as part of acquisitions as part of stock-based financings. There have been no warrants issued to employees, directors, or consultants for compensation purposes. All warrants, except as noted otherwise, are fully vested and exercisable.

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008
The activity relating to previously issued warrants is as follows:

	Warrants	Warrants		Fair
	Outstanding	Outstanding	Warrants	Value of
	Commitments	Exercise Price	Exerciseable	Warrants
Balance, December 31, 2007	271,199	$4.30 — 4.50	271,199	$1,220
Warrants issued	3,566,440	$3.08	3,566,440	10,985

Balance, December 31, 2008	3,837,639	$3.08 — 4.50	3,837,639	$12,205
Warrants issued	600,000	$0.65	—	—

Balance, December 31, 2009	4,437,639	$0.01 — 4.50	3,837,639	$12,205
Warrants issued	855,000	$0.01 — 1.20	855,000	474,700
Warrants exercised	(1,730,062)	$0.01	(1,730,062)	(1,626,258)
Warrants cancelled	(271,199)	$4.50	(271,199)	—

Balance, December 31, 2010	3,291,378	$0.01 — 3.08	2,691,378	$494,900

In the Company’s subscription rights offering that expired on October 30, 2009, an investor inadvertently purchased 1,000,000 shares of our common stock at $0.75 per share. The Company agreed to facilitate the sale of these shares to another shareholder or investor or to purchase them directly. After contacting selected shareholders and investors, the Company introduced the investor to Quercus, the Company’s largest shareholder. David Gelbaum, a member of the Company’s Board of Directors at the time of the transaction, and his spouse are co-trustees of Quercus. The Company was informed on December 30, 2009, by the investor and Quercus that Quercus had agreed to purchase those shares at $0.80 per share. At that time, the closing market price of a share of our common stock was approximately $0.65 per share.
On March 14, 2008, in a private placement to nineteen investors of 3,184,321 shares of common stock and an equal number of five-year warrants to purchase common stock, Quercus had acquired 1,560,062 warrants. To facilitate the purchase of the 1,000,000 shares discussed above, on December 30, 2009 the Company’s Board of Directors agreed with Quercus to reduce the exercise price of the warrants issued to Quercus to $0.01 per share upon the execution of the purchase of all 1,000,000 shares which was completed on February 20, 2010. The Company’s shareholders subsequently approved the reduction in the exercise price of the above mentioned warrants at its Annual Meeting on June 16, 2010.
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
          2008 Stock Incentive Plan
On September 30, 2008, the Company’s shareholders approved its 2008 Incentive Stock Plan. Under the Plan, the maximum aggregate number of stock options awarded shall not exceed 1,000,000 shares, plus any shares remaining available for grant under existing plans. Under existing plans, only a limited number of shares remain available for grant. At the 2010 Annual Meeting of Shareholders held on June 16, 2010, the shareholders approved an increase in the total number of shares of common stock that may be awarded under the 2008 Incentive Stock Plan from 1,000,000 shares to 3,000,000 shares.

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008
Options outstanding under all plans have a contractual life between five and ten years, and vesting periods between one and four years. Option activity under all plans comprised (in thousands, except per share data):

			Weighted
	Options	Number of	Average
	Available	Options	Exercise Price
	for Grant	Outstanding	Per Share
Balance, December 31, 2007	67	1,276	$7.07
Granted	(477)	477	1.91
Cancelled	238	(238)	8.22
Exercised	—	(23)	3.27
Additional shares reserved	1,000	—	—

Balance, December 31, 2008	828	1,492	$5.29
Granted	(1,146)	1,146	0.70
Cancelled	520	(520)	3.35
Exercised	—	(397)	0.66

Balance, December 31, 2009	202	1,721	$3.63
Granted	(1,115)	1,115	1.08
Cancelled	994	(994)	1.68
Exercised	—	(15)	0.60
Restricted Shares Granted	(602)	—	—
Additional shares reserved	2,000	—	—

Balance, December 31, 2010	1,479	1,827	$3.36

At December 31, 2010, options to purchase 1,124,000 shares of common stock were exercisable at a weighted-average fair value of $2.28 with an intrinsic value of $47,000. At December 31, 2010, options to purchase 1,827,000 shares were outstanding, with a weighted-average fair value of $1.90 with an intrinsic value of $109,000.
At December 31, 2009, options to purchase 922,000 shares of common stock were exercisable at a weighted-average fair value of $2.81 with an intrinsic value of $2,000. At December 31, 2009, options to purchase 1,721,000 shares were outstanding, with a weighted-average fair value of $2.00 with an intrinsic value of $4,000.

OPTIONS OUTSTANDING				OPTIONS CURRENTLY EXERCISABLE
		Weighted			Weighted
		Average	Weighted		Average	Weighted
Range of	Number	Remaining	Average		Remaining	Average
Exercise	of Shares	Contactual	Exercise	Number	Contactual	Exercise
Prices	Outstanding	Life	Price	Exercisable	Life	Price
	(in thousands)	(in years)		(in thousands)	(in years)
$0.60 — $4.80	1,275	7.7	$1.58	662	6.7	$1.94
$4.91 — $7.19	329	6.2	$6.39	278	6.2	$6.45
$7.23 — $9.60	174	4.7	$8.48	135	4.5	$7.81
$10.64 — $12.00	49	4.5	$11.14	49	4.5	$11.14

	1,827			1,124

          1994 Employee Stock Purchase Plan
A total of 150,000 shares of common stock had been reserved for issuance under the 1994 Employee Stock Purchase Plan. The plan permits eligible employees to purchase common stock through payroll deductions at a price equal to the lower of 85% of the fair market value of the Company’s common stock at the beginning or end of the offering period. Employees may end their participation at any time during the offering period, and participation ends automatically on termination of employment with the Company. On June 15, 2006, the shareholders reserved an additional 50,000 shares of the Company’s common stock for issuance under the 1994 Employee Stock Purchase Plan. At December 31, 2010, 2009, and 2008, 134,000 shares, 114,000 shares, and 103,000 shares had been issued under this plan since inception, respectively.

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008
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
The description and terms of the Rights are set forth in a Rights Agreement dated as of September 20, 2002, between the Company and Mellon Investor Services LLC, as rights agent. On March 12, 2008, as part of a private placement of shares of common stock and warrants to a number of existing shareholders, with the largest portion being purchased by Quercus, the Company and Mellon Investor Services LLC amended the agreement to increase the 15% ceiling noted above to 20% for Quercus and persons who are beneficial owners through Quercus, without triggering the rights under the agreement.

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008
     13. Income Taxes
The Company adopted the provisions of ASC Topic 740, Accounting for Uncertainty in Income Taxes on January 1, 2007. ASC Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Guidance also is provided on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure and transition. Based on the Company’s evaluation, there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. There was no effect on financial condition or results of operations as a result of implementing ASC Topic 740 to all tax positions for which the statute of limitation remained open, and the Company did not have any unrecognized tax benefits. At December 31, 2010, there have been no changes to the liability for uncertain tax positions, and there are no unrecognized tax benefits.
The Company files income tax returns in the United States federal jurisdiction, as well as in various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to United States federal, state, and local, or non-United States income tax examinations by tax authorities for years before 2007.
The Company’s policy is to reflect interest expense related to uncertain income tax positions as part of income tax expense, when and if they become applicable.
The components of the benefit from (provision for) income taxes are as follows (in thousands):

	Years ended December 31,
	2010	2009	2008
Current
Federal	$—	$—	$—
Foreign	—	—	—
State	(10)	(3)	(6)

	(10)	(3)	(6)

Deferred
Federal	—	—	238
Foreign	4	(4)	4
State	—	—	14

	4	(4)	256

(Provision for) benefit from income taxes	$(6)	$(7)	$250

The following table shows the geographic components of pretax income (loss) from continuing operations between United States and foreign subsidiaries (in thousands):

	December 31,
	2010	2009	2008
United States	$(8,410)	$(9,902)	$(13,039)
Foreign subsidiaries	(101)	95	116

Pretax loss from continuing operations	$(8,511)	$(9,807)	$(12,923)

The principal items accounting for the difference between income taxes computed at the United States statutory rate and the benefit from (provision for) income taxes reflected in the statements of operations are as follows:

	Years ended December 31,
	2010	2009	2008
United States statutory rate	34.0%	34.0%	34.0%
State taxes (net of federal tax benefit)	(0.1%)	—%	—%
Valuation allowance	(33.7%)	(35.7%)	(31.1%)
Other	(0.3%)	1.6%	(1.2%)

	(0.1%)	(0.1%)	1.7%

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are as follows (in thousands):

	December 31,
	2010	2009	2008
Allowance for doubtful accounts	$87	$75	$92
Accrued expenses and other reserves	2,146	1,936	1,905
Tax credits, deferred R&D, and other	899	633	833
Net operating loss	22,088	19,576	15,807
Valuation allowance	(25,206)	(22,209)	(18,622)

Total deferred tax asset	14	11	15
Deferred tax liabilities associated with indefinite-lived intangibles	—	—	—

Net total deferred taxes	$14	$11	$15

Since the Company believes that it is more likely than not that the benefit from net operating loss carry-forwards will not be realized, the Company has provided a full valuation allowance against its United States deferred tax assets. The net deferred tax assets for 2010 amounted to $14,000 and were for the Company’s United Kingdom subsidiary, which has been profitable in prior years. The Company had no net deferred tax liabilities at December 31, 2010 and at December 31, 2009. There were no Federal tax expenses for the United States operations in 2010, as any expected benefits were offset by an increase in the valuation allowance.
As of December 31, 2010, the Company has a net operating loss carry-forward of approximately $60,700,000 for federal, state and local income tax purposes. If not utilized, these carry-forwards will begin to expire in 2021 for federal and has begun to expire for state and local purposes.

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008
     14. Segments and Geographic Information
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
The following summarizes the Company’s reportable segment data for periods indicated (in thousands):

	Years ended December 31,
	2010	2009	2008
Solutions:
Net sales	$19,763	$—	$—
Cost of sales	16,332	—	—

Gross profit	3,431	—	—
Operating expenses:
Sales and marketing	1,407	—	—
General and administrative	1,377	—	—

Total operating expenses	2,784	—	—

Segment income	$647	$—	$—

Products:
Net sales	$15,366	$12,489	$20,032
Cost of sales	12,394	10,449	15,926

Gross profit	2,972	2,040	4,106
Operating expenses:
Research and development	(202)	319	237
Sales and marketing	4,796	5,843	8,032
General and administrative	293	546	473
Restructuring	26	125	—
Loss on impairment	156	—	3,195

Total operating expenses	5,069	6,833	11,937

Segment loss	$(2,097)	$(4,793)	$(7,831)

Reconciliation of segment income (loss) to net loss:
Segment income (loss):
Solutions	$647	$—	$—
Products	(2,097)	(4,793)	(7,831)

Total segment loss	(1,450)	(4,793)	(7,831)
Operating expenses:
Sales and marketing	212	201	49
General and administrative	4,445	4,787	4,970
Valuation of equity instruments	1,812	—	—

Total operating expenses	6,469	4,988	5,019
Other expense	(592)	(26)	(73)

Net loss from continuing operations before income taxes	(8,511)	(9,807)	(12,923)
(Provision for) benefit from income taxes	(6)	(7)	250

Net loss from continuing operations	(8,517)	(9,814)	(12,673)
Loss from discontinued operations	—	(1,201)	(1,775)

Net loss	$(8,517)	$(11,015)	$(14,448)

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008
The following table provides additional business unit gross profitability detail for the Company’s Products-based business segment for the periods indicated (in thousands):

	Years ended December 31,
	2010	2009	2008
Products segment net sales:
Pool and commercial products	$12,265	$11,561	$18,362
Government products/R&D services	3,101	928	1,670

Total products segment net sales	15,366	12,489	20,032

Products segment cost of sales:
Pool and commercial products	7,988	7,248	11,739
Government products/R&D services	3,104	838	643
Unallocated manufacturing overhead	1,302	2,363	3,544

Total products segment cost of sales	12,394	10,449	15,926

Products segment gross profit:
Pool and commercial products	4,277	4,313	6,623
Government products/R&D services	(3)	90	1,027
Unallocated manufacturing overhead	(1,302)	(2,363)	(3,544)

Total products segment gross profit	$2,972	$2,040	$4,106

Unallocated manufacturing overhead is defined as follows:
1)	costs associated with the operation and shut down of the Solon manufacturing facility which has been relocated to the Mexico facility; and

2)	specific expenses which are not attributable to a specific business unit but rather are calculated on the total products business segment. Expenses include Solon manufacturing facility rent, Solon manufacturing depreciation, inventory reserves and accruals and Solon manufacturing support payroll and severance.
A geographic summary of net sales from continuing operations is as follows (in thousands):

	Years ended December 31,
	2010	2009	2008
United States Domestic	$31,314	$7,930	$12,902
International	3,815	4,559	7,130

Net sales	$35,129	$12,489	$20,032

A geographic summary of long-lived assets, which consists of property and equipment, goodwill, and intangible assets, is as follows (in thousands):

	December 31,
	2010	2009
United States	$4,676	$6,306
International	119	207

Long-lived assets, net	$4,795	$6,513

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008
     15. Employee Retirement Plan
The Company maintains a 401(k) profit-sharing plan (the “Plan”) for its employees who meet certain qualifications. The Plan allows eligible employees to defer up to 15% of their earnings, not to exceed the statutory amount per year on a pre-tax basis, through contributions to the Plan. The Plan provides for employer contributions at the discretion of the Board of Directors; however, no such contributions were made in 2010, 2009, or 2008.
     16. Restructuring
The Company recognized restructuring expenses of $26,000 and $125,000 for 2010 and 2009, respectively. For 2010, the restructuring expense was associated with relocating our distribution facility from Solon, Ohio to our new distribution facility in Pleasanton, California. For 2009, the restructuring expense was associated with relocating our manufacturing equipment and operations from Solon, Ohio to our contract manufacturing facility near Tijuana, Mexico. The Company incurred no restructuring expense during 2008.
     17. Related Party Transactions
On February 3, 2006, the Company had entered into a consulting agreement with David Ruckert, a former member of its Board of Directors. This agreement was terminated on June 30, 2007. Additionally, Mr. Ruckert was granted options to purchase 32,000 shares of the Company’s common stock. Stock expense incurred under Accounting Standards Codification Topic Number 718, Compensation — Stock Compensation, relating to these options was $15,000 for the year ending December 31, 2010 and $30,000 for the years ending December 31, 2009 and December 31, 2008.
On October 19, 2007, the Company entered into a management agreement with Barry Greenwald, former General Manager of its Pool Lighting Division. Under this agreement, the Company was to pay Mr. Greenwald nonrefundable amounts totaling $309,000 of additional compensation, of which $77,000 was paid on November 1, 2007, and $77,000 was paid on March 14, 2008. Upon Mr. Greenwald’s termination on January 17, 2008, the balance of $155,000 would have been paid in 36 monthly installments commencing on January 1, 2009, subject to certain conditions being met by Mr. Greenwald. Mr. Greenwald failed to meet these certain conditions and subsequently the accrued liability of $155,000 was reversed during the twelve months ending December 31, 2008.
On March 14, 2008, the Company received an additional $9,335,000 in equity financing, net of expenses. The investment was made by several then current Energy Focus, Inc. shareholders, including four then current members of the Company’s Board of Directors. These investors agreed to an at-market purchase of approximately 3.1 million units for $3.205 per unit, based on the closing bid price of the Company’s common shares on March 13, 2008 of $3.08. Each unit comprises one share of the Company’s common stock, par value $0.0001 per share, and one warrant to purchase one share of the Company’s common stock at an exercise price of $3.08 per share. The warrants were immediately separable from the units and immediately exercisable, and will expire five years after the date of their issuance. This additional financing was to be used to fund working capital, pay debt and perform additional research and development. The Company received 100% of the funds from escrow on March 17, 2008. Among the investors were Ronald A. Casentini, John M. Davenport, John B. Stuppin, and Philip E. Wolfson, all of whom were members of its Board of Directors at the time of the transaction, and who invested approximately $100,000 in the aggregate. Also among the investors was Quercus, whose trustees include David Gelbaum, who was a member of the Company’s Board of Directors in 2009.
On May 27, 2009, the Company entered into a Promissory Note with Quercus in the amount of $70,000. David Gelbaum, a trustee of Quercus, was a member of the Company’s Board of Directors at the time of the transaction. Please refer to Note 10, Long-Term Borrowings, for a discussion of the terms of the Promissory Note.
In November, 2009, the Company received an additional $3,344,000 in equity financing, net of expenses by selling 4,813,000 shares of common stock in a registered offering. The investment was made by numerous current Energy Focus shareholders, including two then current members of the Company’s Board of Directors. The investment was made under the Company’s registration statement for a $3,500,000 common stock subscription rights offering. Under the terms of the rights offering, the Company distributed, at no charge to its shareholders, transferable rights to purchase up to $3.5 million of the Company’s common stock at the established subscription price per share of $0.75, which was set by the Company’s Board of Directors. At the time the offering began, the Company distributed to each shareholder one transferable right for each share of common stock owned by the shareholder. Each right entitled the holder to purchase one share of the Company’s common stock, par value $0.0001 per share, subject to a maximum of 4,600,000 shares to be issued in the offering. Shareholders were entitled to subscribe for shares not subscribed for by other shareholders. Among the investors were Philip E. Wolfson, a member of the Company’s Board of Directors at the time of the transaction, and who invested approximately $8,000 in the aggregate. Also among the investors was Quercus, whose trustees include David Gelbaum, who was a member of the Company’s Board of Directors at the time of the offering.

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008
In the Company’s subscription rights offering discussed above, an investor inadvertently purchased 1,000,000 shares of our common stock at $0.75 per share. The Company agreed to facilitate the sale of these shares to another shareholder or investor or to purchase them directly. A purchase of those shares by the Company would have severely depleted its cash-on-hand and working capital. After contacting selected shareholders and investors, the Company introduced the investor to Quercus, the Company’s largest shareholder. The Company was informed on December 30, 2009, by the investor and Quercus that Quercus had agreed to purchase those shares at $0.80 per share. At that time, the closing market price of a share of the Company’s common stock was approximately $0.65 per share. To facilitate the purchase of the 1,000,000 shares by Quercus, on December 30, 2009, the Company’s Board of Directors agreed with Quercus to reduce the exercise price of 1,560,062 warrants issued to Quercus, in the March 2008 private placement, to $0.01 per share upon the completion of the purchase of all 1,000,000 shares in 2010. The purchase of the 1,000,000 shares by Quercus was completed on February 20, 2010. The Company incurred a non-cash charge of $1,421,000 for the quarter ended March 31, 2010 related to the valuation of the warrants to purchase shares of the Company’s common stock acquired by Quercus in the Company’s March 2008 equity financing. On April 28, 2010, Quercus exercised the 2008 warrants. The Company’s shareholders approved the reduction in exercise price of the above mentioned warrants at its Annual Meeting on June 16, 2010.
On December 29, 2009, and in conjunction with the acquisition of SRC, the Company entered into Letter of Credit Agreements (“LOC’s”) with John Davenport, President of the Company, and with Quercus, for $250,000 and $300,000, respectively. Please refer to Note 10, Long-Term Borrowings, for discussion of the terms of these LOC’s.
The Vice President of SRC is a minority owner in TLC Investments, LLC (“TLC”), a Tennessee limited liability company, as well as in Woodstone Energy, LLC (“Woodstone”), a Tennessee limited liability company, both of which are located in Nashville, Tennessee.
SRC renders lighting design and lighting solution services to these related parties within the scope of their ordinary business activities. Conversely, these related parties, operating as electrical subcontractors, provide installation support services to SRC as part of their normal business. For the year ended December 31, 2010, related party sales totaled $7,012,000. Of these sales, the Company had $1,188,000 of receivables, including retainage, at year end. Subcontractor installation support services provided by these related parties was $14,569,000, of which $4,498,000 was payable at December 31, 2010.
With the acquisition of SRC, the Company entered into an agreement with the seller, TLC, whereby, SRC would be guaranteed a profit percentage of 25% on certain projects which were begun prior to the acquisition or were out for bid at the time the acquisition occurred on December 31, 2009. During 2010, a significant portion of our projects were subject to this guarantee.
In conjunction with the acquisition of SRC on December 31, 2009, the Company entered into an agreement with TLC whereby a Convertible Promissory Note (“Convertible Note”) was issued for the principal amount of $500,000. This Convertible Note bears interest at a rate of the Wall Street Journal Prime Rate plus two percent (2%), which along with the principal, is due and payable on June 30, 2013. Additionally, TLC has the right to convert the principal of the Convertible Note, in whole, into 500,000 shares of the Company’s common stock at any time during the period commencing on June 30, 2010 and ending on the maturity date. Additionally, as a provision to the Convertible Note, if the reported closing price of a share of the Company’s common stock shall not be equal to or greater than $2.00 for at least twenty (20) trading days between June 30, 2010 and June 30, 2013, the Company shall pay TLC an additional fee of $500,000 on the maturity date.
On December 31, 2009, the Company issued to Woodstone warrants to purchase up to 600,000 shares of the Company’s common stock at an exercise price of $0.65 per share, and with a term ending on December 31, 2014. The warrants become exercisable only if SRC receives from Woodstone firm contracts or purchase orders for at least $10,000,000 by June 30, 2013. The warrants vest in two tranches: 400,000 shares when contracts or purchase orders between SRC and Woodstone reach $10,000,000 and an additional 200,000 shares when contracts or purchase orders between SRC and Woodstone reach an additional $5,000,000. As of December 31, 2010, no warrants related to this issuance have vested.
The Company, in the agreement for the acquisition of SRC, provided for payment of a management fee to TLC for overhead expenses in support of up to $20,000,000 in project billings for 2010 on those projects which TLC provided installation support services. The management fee totaled $1,232,000, payable in equal monthly installments, and began January 31, 2010 and ended on December 31, 2010. Furthermore, an additional 8% management fee is payable for project billings above $20,000,000 in fiscal year 2010 and for fiscal years after December 31, 2010, where TLC provides installation support services on projects that were pending at the date of acquisition of SRC. For the fiscal year ending December 31, 2010, the Company did not exceed the $20,000,000 threshold and incurred only the $1,232,000 of management fees as stipulated in the agreement.

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008
     18. Legal Matters
On January 29, 2010, a competitor and former supplier filed a complaint against the Company in the Court of Chancery of the State of Delaware, alleging that the Company has misused proprietary trade secrets, breached a contract, and engaged in deceptive trade practices relating to one of our lighting products. The complaint seeks injunctive relief and damages. The Company has answered the complaint and filed a counterclaim for breach of contract. The parties currently are involved in discovery. The Company strongly denies any impropriety, believes that the complaint is without merit, and has been vigorously defending itself. The Company has reached an oral settlement of this case and is negotiating a written settlement agreement. The defense of this lawsuit has not had, and in the opinion of management, the implementation of the settlement will not have, an adverse effect on the Company’s financial condition, cash flows, or results of operations.
     19. Subsequent Events
During the first three months of 2011, the Company sold and issued to Lincoln Park Capital Fund, LLC (“LPC”), and LPC purchased a total of 412,000 shares of the Company’s common stock for a total consideration of approximately $407,000. Although the Company retains the right, in its sole discretion, to terminate the agreement without fee, penalty or cost, the Company plans to continue to utilize this financing activity for general corporate and working capital purposes and pursuit of its business strategy. On June 29, 2010, the Company registered with the SEC for the resale of the shares issued and that we may issue in the future under the terms of the SRC, EF Energy and LPC transactions.
Supplementary Financial Information to Item 8
The following table sets forth our selected unaudited financial information for the eight quarters in the period ended December 31, 2010. This information has been prepared on the same basis as the audited financial statements and, in the opinion of management, contains all adjustments necessary for a fair presentation thereof.
Any variations from year-to-date amounts reported in this table are a result of rounding.
QUARTERLY FINANCIAL DATA (UNAUDITED)
(amounts in thousands, except per share amounts)

2010 Quarters Ended	Dec. 31	Sep. 30	Jun. 30	Mar. 31
Net sales from continuing operations	$8,765	$9,049	$8,958	$8,357
Net loss from continuing operations	(1,572)	(1,563)	(1,812)	(3,570)
Net income/(loss) from discontinued operations	—	—	—	—
Net loss per share:
Basic	$(0.06)	$(0.06)	$(0.08)	$(0.17)
Diluted	$(0.06)	$(0.06)	$(0.08)	$(0.17)

2009 Quarters Ended	Dec. 31	Sep. 30	Jun. 30	Mar. 31
Net sales from continuing operations	$3,618	$3,023	$3,325	$2,523
Net loss from continuing operations	(2,406)	(2,687)	(1,982)	(2,739)
Net (loss)/income from discontinued operations	(602)	69	(366)	(302)
Net loss per share:
Basic	$(0.17)	$(0.17)	$(0.16)	$(0.20)
Diluted	$(0.17)	$(0.17)	$(0.16)	$(0.20)

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and interim Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet, and management believes that they meet, reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Any design of disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Based on their evaluation as of the end of the period covered by this Report on Form 10-K, our Chief Executive Officer and interim Chief Accounting Officer have concluded that our disclosure controls and procedures were effective.
(b) Changes in Internal Control over Financial Reporting
In October 2010, we replaced our Manager of Financial Reporting. The new manager has over eight years of financial reporting, analysis, and budgeting experience with nationally-recognized, multi-billion dollar, publicly-traded companies and approximately two years of experience working with internationally-recognized independent public accounting firms. There were no other changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Further, there were no other items identified in connection with our internal evaluations that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Controls over Financial Reporting
The management of Energy Focus, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and interim Chief Accounting Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based upon criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (“COSO framework”).
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
Based upon our evaluation under the COSO framework, management concluded that internal control over financial reporting was effective as of December 31, 2010.

Attestation Report of Independent Registered Public Accounting Firm
This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance
Directors
The information regarding our directors is set forth under the caption “Election of Directors” in our Proxy Statement for our 2011 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference.
There were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors during 2010.
Executive Officers
The information regarding our executive officers is set forth under the caption entitled “Executive Officers of the Registrant” following Item 4, in Part I, of this report and is incorporated herein by reference.
Section 16(a) Beneficial Ownership Reporting Compliance
The information regarding compliance with Section 16 of the Securities Exchange Act of 1934 is set forth under the caption entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement and is incorporated herein by reference.
Audit Committee
The information regarding the Audit Committee of our Board of Directors and the information regarding “Audit Committee Financial Experts” are set forth under the caption entitled “Committees of the Board” in our Proxy Statement and is incorporated herein by reference.
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
Item 11. Executive Compensation
The information required by this item is incorporated herein by reference from the information provided in the section captioned “Executive Compensation and Other Information” in our Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information about security ownership of certain beneficial owners and management and related stockholder matters required by this item is incorporated herein by reference from the information provided in the sections captioned “Security Ownership of Principal Shareholders and Management” and “Equity Compensation Plan Information” in our Proxy Statement.
The information regarding securities authorized for issuance under our equity compensation plans required by this item is incorporated herein by reference from the information provided in the section captioned “Equity Compensation Plan Information” in our Proxy Statement.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information regarding certain relationships and related transactions and director independence required by this item is incorporated herein by reference to the information in our Proxy Statement under the captions “Certain Transactions” and “Director Independence.”

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

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) (1) Financial Statements
The financial statements required by this Item 15(a)(1) are set forth in Item 8.
(2)	Financial Statement Schedules
Schedule II—Valuation and Qualifying Accounts is set forth below. All other schedules are omitted either because they are not applicable or the required information is shown in the financial statements or the notes.
SCHEDULE II
ENERGY FOCUS, INC.
SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
(amounts in thousands)

	Balance at	Charges to		Balance
	Beginning	Revenue/		at End
Description	of Year	Expenses	Deductions	of Year
Year ended December 31, 2010
Allowance for doubtful accounts and returns	$395	$291	$240	$446
Valuation allowance for deferred tax assets	22,209	2,997	—	25,206
Year ended December 31, 2009
Allowance for doubtful accounts and returns	486	73	164	395
Valuation allowance for deferred tax assets	18,622	3,587	—	22,209
Year ended December 31, 2008
Allowance for doubtful accounts and returns	848	245	607	486
Valuation allowance for deferred tax assets	14,054	4,568	—	18,622

(3)	Exhibits

Exhibit
Number	Description of Documents
2.1	Agreement and Plan of Merger between Fiberstars, Inc., a California corporation, and Fiberstars, Inc., a Delaware corporation (incorporated by reference to Appendix C to the Registrant’s Definitive Proxy Statement filed on May 1, 2006).

3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed on May 1, 2006).

3.2	Certificate of Designation of Series A Participating Preferred Stock of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on November 27, 2006).

3.3	Bylaws of the Registrant (incorporated by reference to Appendix C to the Registrant’s Current Report on Form 8-K filed on November 27, 2006).

3.4	Certificate of Ownership and Merger, Merging Energy Focus, Inc., a Delaware corporation, into Fiberstars, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2007).

4.1	Form of Warrant for the purchase of shares of common stock (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on June 19, 2003).

4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 27, 2006)

4.3	Rights Agreement dated as of October 25, 2006 between the Registrant and Mellon Investor Services, LLC, as rights agent (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on November 27, 2006).

4.4	Form of Warrant for the purchase of shares of common stock (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on November 27, 2006).

4.5	Form of Warrant for the purchase of shares of common stock (incorporated by reference to Exhibit 1.2 to the Registrant’s Current Report on Form 8-K filed on March 19, 2008).

4.6	Amendment No. 1 to Rights Agreement between the Registrant and Mellon Investment Services, LLC, as Rights Agent, dated as of March 12, 2008 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 19, 2009).

4.7	Amendment No. 2 to the Rights Agreement between the Registrant and Mellon Investment Services, LLC, as Rights Agent, dated as of December 31, 2009 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 3, 2010).

4.8	Common Stock Purchase Warrant No. 2009SRCW-01 for the purchase of 600,000 shares of common stock dated December 31, 2009 in the name of Woodstone Energy, LLC (incorporated by reference to Exhibit 4.8 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2010).

4.9	Form of Common Stock Purchase Warrant for the purchase of shares of common stock dated as of December 29, 2009 (incorporated by reference to Exhibit 4.9 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2010).

4.10	Form of Common Stock Purchase Warrant No. 2010LPCW-01 for the purchase of 350,000 shares of common stock (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 19, 2010).

4.11	Form of Common Stock Purchase Warrant for the purchase of shares of common stock dated as of March 30, 2010 (incorporated by reference to Exhibit 4.11 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2010).

10.1†	1994 Employee Stock Purchase Plan, amended as of December 7, 2000 (incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-52042) filed on December 18, 2000).

10.2	Form of Agreement between the Registrant and independent sales representatives (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form SB-2 (Commission File No. 33-79116-LA)).

10.3*	Distribution Agreement dated March 21, 1995 between the Registrant and Mitsubishi International Corporation (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1994).

10.4*	Three -Year Supply Agreement dated November 30, 2000 between the Registrant and Mitsubishi International Corporation (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K405 filed on April 2, 2001).

10.5	Securities Purchase Agreement dated June 17, 2003 among the Registrant and the investors named therein (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on June 19, 2003).

10.6†	Form of Indemnification Agreement for officers of the Registrant (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2004).

10.7	Form of Indemnification Agreement for directors of the Registrant (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2004).

10.8	Production Share Agreement dated October 9, 2003 among the Registrant, North American Production Sharing, Inc., and Industrias Unidas de B.C., S.A. de C.V. (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2004).

Exhibit
Number	Description of Documents
10.9†	Consulting Agreement effective as of December 15, 2004 between the Registrant and Gensler Architecture, Design, and Planning, P.C. (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2006).

10.10†	Consulting Agreement effective as of December 15, 2004 between the Registrant and Jeffrey H. Brite (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2006).

10.11	Loan and Security Agreement between Silicon Valley Bank and the Registrant dated August 15, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 18, 2005).

10.12†	Employment Agreement between the Registrant and John M. Davenport dated July 1, 2005 (incorporated by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005).

10.13†	Severance Agreement between the Registrant and David N. Ruckert dated September 16, 2005 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005).

10.14*	Fiberstars Development Agreement between the Registrant and Advanced Lighting Technologies, Inc. dated September 19, 2005 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005)

10.15*	ADLT Development Agreement between the Registrant and Advanced Lighting Technologies, Inc. dated September 19, 2005 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005).

10.16*	Equipment Purchase and Supply Agreement between the Registrant and Deposition Sciences, Inc. dated September 19, 2005 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005).

10.17	Cross-License Agreement between the Registrant and Advanced Lighting Technologies, Inc. dated September 19, 2005 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005).

10.18	Master Services Agreement between the Registrant and Advanced Lighting Technologies, Inc. dated September 19, 2005 (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Qfiled on November 14, 2005).

10.19	First Amendment to Production Share Agreement, effective as of August 17, 2005, among the Registrant, North American Production Sharing, Inc., and Industrias Unidas de B.C., S.A. de C.V. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 25, 2005).

10.20	Sublease between Venture Lighting International, Inc. and the Registrant dated as of November 11, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 17, 2005).

10.21	Amended and Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank dated December 30, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 6, 2006).

10.22†	Consulting Agreement between the Registrant and David N. Ruckert dated as of February 3, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2006).

10.23*	Equipment Purchase and Product Supply Agreement entered into as of May 25, 2006 between the Registrant and Deposition Sciences, Inc. (incorporated by reference to Exhibit 10.1 to Amendment No. 2 to the Registrant’s Quarterly Report on Form 10-Q filed on March 6, 2009).

10.24	Modification to Sublease between the Registrant and Keystone Ruby, LLC. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2006).

10.25	Amendment No. 1 to Amended and Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank dated September 25, 2006 (incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2006).

10.26†	First Amendment to Consulting Agreement between the Registrant and David N. Ruckert dated as of February 3, 2007 (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2007).

10.27†	Form of Indemnification Agreement for directors and officers of the Registrant (incorporated by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K filed on March 16, 2007).

10.28	Amendment No. 4 to Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the Registrant dated as of October 1, 2007 (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K filed on March 17, 2008).

10.29	Amendment No. 5 to Amended and Restated Loan and Security Agreement between Silicon Valley Bank and Registrant dated as of January 29, 2008 (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K filed on March 17, 2008).

10.30†	Management Agreement between Barry R. Greenwald and the Registrant dated as of October 19, 2007 (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K filed on March 17, 2008).

10.31	Form of Securities Purchase Agreement dated as of March 14, 2008 (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on March 19, 2008).

10.32	Second Amended and Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank dated as of October 15, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 7, 2008).

Exhibit
Number	Description of Documents
10.33†	1994 Stock Option Plan, amended as of May 24, 2000 (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-52042) filed on December 18, 2000).

10.34†	1994 Director’s Stock Option Plan, amended as of May 12, 1999 (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-52042) filed on December 18, 2000).

10.35†	2004 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-122-686) filed on February 10, 2005).

10.36†	2008 Incentive Stock Plan (incorporated by reference to Appendix D to the Registrant’s Definitive Proxy Statement filed on August 8, 2008).

10.37	Fourth Loan Modification and Forbearance Agreement to Second Amended and Restated Loan and Security Agreement between Registrant and Silicon Valley Bank dated as of August 25, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 13, 2009).

10.38	Fifth Loan Modification and Forbearance Agreement to Second Amended and Restated Loan and Security Agreement between Registrant and Silicon Valley Bank dated as of September 13, 2009 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 13, 2009).

10.39	Sixth Loan Modification and Forbearance Agreement to Second Amended and Restated Loan and Security Agreement between Registrant and Silicon Valley Bank dated as of October 5, 2009 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 13, 2009).

10.40	Member Interest Purchase Agreement among the Registrant and TLC Investments, LLC, Jamie Hall, and Robert E. Wilson dated December 31, 2009 (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2010).

10.41	Convertible Promissory Note from the Registrant to TLC Investments, LLC, Jamie Hall, and Robert E. Wilson dated December 31, 2009 (incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2010).

10.42	Warrant Acquisition Agreement between the Registrant and Woodstone Engery, LLC dated December 31, 2009 (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2010).

10.43	Form of Bonding Support Agreement dated as of December 29, 2009 (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2010).

10.44	Form of Warrant Acquisition Agreement for bonding support dated as of December 29, 2009 (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2010).

10.45†	Form of Agreement of Confidentiality and Non-Competition for employees including officers (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2010).

10.46	Purchase Agreement between the Registrant and Lincoln Park Capital Fund, LLC dated March 17, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 19, 2010).

10.47	Registration Rights Agreement between the Registrant and Lincoln Park Capital Fund, LLC dated March 17, 2010 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 19, 2010).

10.48	Note Purchase Agreement between the Registrant and EF Energy Partners LLC dated March 30, 2010 (incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2010).

10.49	Secured Subordinated Promissory Note from the Registrant to EF Energy Partners LLC dated March 30, 2010 (incorporated by reference to Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2010).

10.50	Warrant Acquisition Agreement among the Registrant and the investors named therein dated March 30, 2010 (incorporated by reference to Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2010).

10.51	Form of Management Continuity Agreement for Executive Officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 13, 2010).

10.52	2008 Incentive Stock Plan (as amended November 19, 2008 and February 25, 2010) (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed on September 8, 2010).

10.53	Form of Notice of Stock Option Grant for 2008 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 filed on September 8, 2010).

21.1	Subsidiaries of the Registrant (filed with this Report).

23.1	Consent of Plante & Moran, PLLC, Independent Registered Public Accounting Firm (filed with this Report).

23.2	Consent of Grant Thornton, LLP, Independent Registered Public Accounting Firm (filed with this Report).

24.1	Power of Attorney (filed with this Report).

31.1	Rule 13a-14(a) Certification by Chief Executive Officer (filed with this Report).

31.2	Rule 13a-14(a) Certification by Chief Financial Officer (filed with this Report).

32.1	Section 1350 Certification of Chief Executive Officer (filed with this Report).

32.2	Section 1350 Certification of Chief Financial Officer (filed with this Report).

*	Confidential treatment has been granted with respect to certain portions of this agreement.

†	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized.

ENERGY FOCUS, INC. (Registrant)
By:	/s/ JOSEPH G. KAVESKI
Joseph G. Kaveski Chief Executive Officer Date: March 31, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 2011.

Signature	Title

/s/ JOSEPH G. KAVESKI	Chief Executive Officer and Director
Joseph G. Kaveski	(Principal Executive Officer)

/s/ JOHN M. DAVENPORT	President and Director
John M. Davenport

/s/ FRANK LAMANNA	interim Chief Accounting Officer
Frank Lamanna	(principal accounting officer)

*/s/ R. LOUIS SCHNEEBERGER	Director
R. Louis Schneeberger

*/s/ J. JAMES FINNERTY	Director
J. James Finnerty

*/s/ MICHAEL A. KASPER	Director
Michael A. Kasper

*/s/ PAUL VON PAUMGARTTEN	Lead Director
Paul von Paumgartten

*/s/ DAVID ANTHONY	Director
David Anthony

*	The undersigned, by signing his name, signs this Report on March 31, 2011 on behalf of the above officers and directors pursuant to a Power of Attorney executed by them and filed as an exhibit to this Report.
By: /s/ JOSEPH G. KAVESKI

  Joseph G. Kaveski, Attorney-in-Fact.

EXHIBIT INDEX

Exhibit Number	Description of Documents
2.1	Agreement and Plan of Merger between Fiberstars, Inc., a California corporation, and Fiberstars, Inc., a Delaware corporation (incorporated by reference to Appendix C to the Registrant’s Definitive Proxy Statement filed on May 1, 2006).

3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed on May 1, 2006).

3.2	Certificate of Designation of Series A Participating Preferred Stock of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on November 27, 2006).

3.3	Bylaws of the Registrant (incorporated by reference to Appendix C to the Registrant’s Current Report on Form 8-K filed on November 27, 2006).

3.4	Certificate of Ownership and Merger, Merging Energy Focus, Inc., a Delaware corporation, into Fiberstars, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2007).

4.1	Form of Warrant for the purchase of shares of common stock (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on June 19, 2003).

4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 27, 2006)

4.3	Rights Agreement dated as of October 25, 2006 between the Registrant and Mellon Investor Services, LLC, as rights agent (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on November 27, 2006).

4.4	Form of Warrant for the purchase of shares of common stock (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on November 27, 2006).

4.5	Form of Warrant for the purchase of shares of common stock (incorporated by reference to Exhibit 1.2 to the Registrant’s Current Report on Form 8-K filed on March 19, 2008).

4.6	Amendment No. 1 to Rights Agreement between the Registrant and Mellon Investment Services, LLC, as Rights Agent, dated as of March 12, 2008 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 19, 2009).

4.7	Amendment No. 2 to the Rights Agreement between the Registrant and Mellon Investment Services, LLC, as Rights Agent, dated as of December 31, 2009 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 3, 2010).

4.8	Common Stock Purchase Warrant No. 2009SRCW-01 for the purchase of 600,000 shares of common stock dated December 31, 2009 in the name of Woodstone Energy, LLC (incorporated by reference to Exhibit 4.8 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2010).

4.9	Form of Common Stock Purchase Warrant for the purchase of shares of common stock dated as of December 29, 2009 (incorporated by reference to Exhibit 4.9 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2010).

4.10	Form of Common Stock Purchase Warrant No. 2010LPCW-01 for the purchase of 350,000 shares of common stock (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 19, 2010).

4.11	Form of Common Stock Purchase Warrant for the purchase of shares of common stock dated as of March 30, 2010 (incorporated by reference to Exhibit 4.11 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2010).

10.1†	1994 Employee Stock Purchase Plan, amended as of December 7, 2000 (incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-52042) filed on December 18, 2000).

10.2	Form of Agreement between the Registrant and independent sales representatives (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form SB-2 (Commission File No. 33-79116-LA)).

10.3*	Distribution Agreement dated March 21, 1995 between the Registrant and Mitsubishi International Corporation (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1994).

10.4*	Three -Year Supply Agreement dated November 30, 2000 between the Registrant and Mitsubishi International Corporation (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K405 filed on April 2, 2001).

10.5	Securities Purchase Agreement dated June 17, 2003 among the Registrant and the investors named therein (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on June 19, 2003).

10.6†	Form of Indemnification Agreement for officers of the Registrant (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2004).

10.7	Form of Indemnification Agreement for directors of the Registrant (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2004).

10.8	Production Share Agreement dated October 9, 2003 among the Registrant, North American Production Sharing, Inc., and Industrias Unidas de B.C., S.A. de C.V. (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2004).

Exhibit Number	Description of Documents
10.9†	Consulting Agreement effective as of December 15, 2004 between the Registrant and Gensler Architecture, Design, and Planning, P.C. (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2006).

10.10†	Consulting Agreement effective as of December 15, 2004 between the Registrant and Jeffrey H. Brite (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2006).

10.11	Loan and Security Agreement between Silicon Valley Bank and the Registrant dated August 15, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 18, 2005).

10.12†	Employment Agreement between the Registrant and John M. Davenport dated July 1, 2005 (incorporated by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005).

10.13†	Severance Agreement between the Registrant and David N. Ruckert dated September 16, 2005 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005).

10.14*	Fiberstars Development Agreement between the Registrant and Advanced Lighting Technologies, Inc. dated September 19, 2005 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005)

10.15*	ADLT Development Agreement between the Registrant and Advanced Lighting Technologies, Inc. dated September 19, 2005 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005).

10.16*	Equipment Purchase and Supply Agreement between the Registrant and Deposition Sciences, Inc. dated September 19, 2005 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005).

10.17	Cross-License Agreement between the Registrant and Advanced Lighting Technologies, Inc. dated September 19, 2005 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005).

10.18	Master Services Agreement between the Registrant and Advanced Lighting Technologies, Inc. dated September 19, 2005 (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Qfiled on November 14, 2005).

10.19	First Amendment to Production Share Agreement, effective as of August 17, 2005, among the Registrant, North American Production Sharing, Inc., and Industrias Unidas de B.C., S.A. de C.V. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 25, 2005).

10.20	Sublease between Venture Lighting International, Inc. and the Registrant dated as of November 11, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 17, 2005).

10.21	Amended and Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank dated December 30, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 6, 2006).

10.22†	Consulting Agreement between the Registrant and David N. Ruckert dated as of February 3, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2006).

10.23*	Equipment Purchase and Product Supply Agreement entered into as of May 25, 2006 between the Registrant and Deposition Sciences, Inc. (incorporated by reference to Exhibit 10.1 to Amendment No. 2 to the Registrant’s Quarterly Report on Form 10-Q filed on March 6, 2009).

10.24	Modification to Sublease between the Registrant and Keystone Ruby, LLC. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2006).

10.25	Amendment No. 1 to Amended and Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank dated September 25, 2006 (incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2006).

10.26†	First Amendment to Consulting Agreement between the Registrant and David N. Ruckert dated as of February 3, 2007 (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2007).

10.27†	Form of Indemnification Agreement for directors and officers of the Registrant (incorporated by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K filed on March 16, 2007).

10.28	Amendment No. 4 to Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the Registrant dated as of October 1, 2007 (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K filed on March 17, 2008).

10.29	Amendment No. 5 to Amended and Restated Loan and Security Agreement between Silicon Valley Bank and Registrant dated as of January 29, 2008 (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K filed on March 17, 2008).

10.30†	Management Agreement between Barry R. Greenwald and the Registrant dated as of October 19, 2007 (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K filed on March 17, 2008).

10.31	Form of Securities Purchase Agreement dated as of March 14, 2008 (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on March 19, 2008).

10.32	Second Amended and Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank dated as of October 15, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 7, 2008).

Exhibit Number	Description of Documents
10.33†	1994 Stock Option Plan, amended as of May 24, 2000 (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-52042) filed on December 18, 2000).

10.34†	1994 Director’s Stock Option Plan, amended as of May 12, 1999 (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-52042) filed on December 18, 2000).

10.35†	2004 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-122-686) filed on February 10, 2005).

10.36†	2008 Incentive Stock Plan (incorporated by reference to Appendix D to the Registrant’s Definitive Proxy Statement filed on August 8, 2008).

10.37	Fourth Loan Modification and Forbearance Agreement to Second Amended and Restated Loan and Security Agreement between Registrant and Silicon Valley Bank dated as of August 25, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 13, 2009).

10.38	Fifth Loan Modification and Forbearance Agreement to Second Amended and Restated Loan and Security Agreement between Registrant and Silicon Valley Bank dated as of September 13, 2009 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 13, 2009).

10.39	Sixth Loan Modification and Forbearance Agreement to Second Amended and Restated Loan and Security Agreement between Registrant and Silicon Valley Bank dated as of October 5, 2009 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 13, 2009).

10.40	Member Interest Purchase Agreement among the Registrant and TLC Investments, LLC, Jamie Hall, and Robert E. Wilson dated December 31, 2009 (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2010).

10.41	Convertible Promissory Note from the Registrant to TLC Investments, LLC, Jamie Hall, and Robert E. Wilson dated December 31, 2009 (incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2010).

10.42	Warrant Acquisition Agreement between the Registrant and Woodstone Engery, LLC dated December 31, 2009 (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2010).

10.43	Form of Bonding Support Agreement dated as of December 29, 2009 (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2010).

10.44	Form of Warrant Acquisition Agreement for bonding support dated as of December 29, 2009 (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2010).

10.45†	Form of Agreement of Confidentiality and Non-Competition for employees including officers (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2010).

10.46	Purchase Agreement between the Registrant and Lincoln Park Capital Fund, LLC dated March 17, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 19, 2010).

10.47	Registration Rights Agreement between the Registrant and Lincoln Park Capital Fund, LLC dated March 17, 2010 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 19, 2010).

10.48	Note Purchase Agreement between the Registrant and EF Energy Partners LLC dated March 30, 2010 (incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2010).

10.49	Secured Subordinated Promissory Note from the Registrant to EF Energy Partners LLC dated March 30, 2010 (incorporated by reference to Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2010).

10.50	Warrant Acquisition Agreement among the Registrant and the investors named therein dated March 30, 2010 (incorporated by reference to Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2010).

10.51	Form of Management Continuity Agreement for Executive Officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 13, 2010).

10.52	2008 Incentive Stock Plan (as amended November 19, 2008 and February 25, 2010) (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed on September 8, 2010).

10.53	Form of Notice of Stock Option Grant for 2008 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 filed on September 8, 2010).

21.1	Subsidiaries of the Registrant (filed with this Report).

23.1	Consent of Plante & Moran, PLLC, Independent Registered Public Accounting Firm (filed with this Report).

23.2	Consent of Grant Thornton, LLP, Independent Registered Public Accounting Firm (filed with this Report).

24.1	Power of Attorney (filed with this Report).

31.1	Rule 13a-14(a) Certification by Chief Executive Officer (filed with this Report).

31.2	Rule 13a-14(a) Certification by Chief Financial Officer (filed with this Report).

32.1	Section 1350 Certification of Chief Executive Officer (filed with this Report).

32.2	Section 1350 Certification of Chief Financial Officer (filed with this Report).

*	Confidential treatment has been granted with respect to certain portions of this agreement.

†	Management contract or compensatory plan or arrangement.