Form 10-Q
period 2011-03-31
ENERGY FOCUS, INC/DE
filed 2011-05-12
CIK 924168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of April 28, 2011 was 24,756,517.

Item 1. Financial Statements
ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share and per share data)

	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,446	$3,979
Restricted cash	125	128
Accounts receivable trade, net of allowances of $237 in 2011 and $446 in 2010	3,604	5,483
Retainage receivable	721	731
Inventories, net	3,415	2,543
Costs in excess of billings	67	22
Prepaid and other current assets	598	632

Total current assets	9,976	13,518

Property and equipment, net	2,391	2,446
Goodwill	672	672
Intangible assets, net	1,514	1,677
Collateralized assets	2,000	2,000
Other assets	53	61

Total assets	$16,606	$20,374

LIABILITIES
Current liabilities:
Accounts payable	$5,579	$7,167
Accrued liabilities	2,428	2,358
Deferred revenue	1,389	1,214
Billings in excess of costs	182	297
Current portion of long-term borrowings	498	481

Total current liabilities	10,076	11,517

Other deferred liabilities	34	28
Acquisition-related contingent liabilities	730	827
Long-term borrowings	1,383	1,344

Total liabilities	12,223	13,716

SHAREHOLDERS’ EQUITY
Preferred stock, par value $0.0001 per share:
Authorized: 2,000,000 shares in 2011 and 2010
Issued and outstanding: no shares in 2011 and 2010	—	—
Common stock, par value $0.0001 per share:
Authorized: 60,000,000 shares in 2011 and 30,000,000 in 2010
Issued and outstanding: 24,647,000 at March 31, 2011 and 23,962,000 at December 31, 2010	1	1
Additional paid-in capital	75,585	75,094
Accumulated other comprehensive income	470	423
Accumulated deficit	(71,673)	(68,860)

Total shareholders’ equity	4,383	6,658

Total liabilities and shareholders’ equity	$16,606	$20,374

The accompanying notes are an integral part of these financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands except per share amounts)
(unaudited)

	Three months ended
	March 31,
	2011	2010

Net sales	$5,460	$8,357
Cost of sales	4,301	6,962

Gross profit	1,159	1,395

Operating expenses:
Research and development	265	55
Sales and marketing	1,935	1,619
General and administrative	1,578	1,679
Valuation of equity instruments	56	1,421
Restructuring charges	—	26

Total operating expenses	3,834	4,800

Loss from operations	(2,675)	(3,405)

Other income (expense):
Other income (expense)	49	(65)
Interest expense	(182)	(99)

Loss before income taxes	(2,808)	(3,569)

Provision for income taxes	(5)	(1)

Net loss	$(2,813)	$(3,570)

Net loss per share — basic and diluted	$(0.12)	$(0.17)

Shares used in computing net loss per share — basic and diluted	24,224	21,270

The accompanying notes are an integral part of these financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands)
(unaudited)

	Three months ended
	March 31,
	2011	2010

Net loss	$(2,813)	$(3,570)

Other comprehensive income (loss):
Foreign currency translation adjustments	47	(77)

Comprehensive loss	$(2,766)	$(3,647)

The accompanying notes are an integral part of these financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Three months ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(2,813)	$(3,570)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation	183	208
Stock-based compensation	183	202
Valuation of equity instruments	56	1,421
Provision for doubtful accounts receivable	14	7
Amortization of intangible assets	162	268
Amortization of discounts on long-term borrowings	123	36
Deferred revenue	60	296
Gain on disposal of fixed assets	(10)	—
Changes in assets and liabilities:
Accounts receivable, inventories, and other assets	992	(2,118)
Accounts payable and accrued liabilities	(1,799)	2,867

Total adjustments	(36)	3,187

Net cash used in operations activities	(2,849)	(383)

Cash flows from investing activities:
Acquisition of fixed assets	(126)	(16)
Proceeds from the sale of fixed assets	9	—

Net cash used investing activities	(117)	(16)

Cash flows from financing activities:
Proceeds from issuances of common stock, net	413	—
Proceeds from other borrowings	—	1,150

Net cash provided by financing activities	413	1,150

Effect of exchange rate changes on cash	17	(3)

Net (decrease) increase in cash and cash equivalents	(2,536)	748
Cash and cash equivalents at beginning of period	4,107	1,062

Cash and cash equivalents at end of period	$1,571	$1,810

Classification of cash and cash equivalents:
Cash and cash equivalents	$1,446	$1,682
Restricted cash held	125	128

Cash and cash equivalents at end of period	$1,571	$1,810

The accompanying notes are an integral part of these financial statements.

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
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
The Company continues to evolve its business strategy to include providing its customers with turnkey, comprehensive energy-efficient lighting solutions, which use, but are not limited to, its patented and proprietary technology. Company product-based solutions include light-emitting diode (“LED”), fiber optic, high-intensity discharge (“HID”), fluorescent tube and other highly energy-efficient lighting technologies. Typical savings related to the current technology of the Company approximates 80% in electricity costs, while providing full-spectrum light closely simulating daylight colors. The Company’s strategy also incorporates continued investment into the research of new and emerging energy sources including, but not limited to, LED and solar energy applications.
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
Reclassifications
Certain prior year amounts have been reclassified within the Condensed Consolidated Financial Statements (“financial statements”), and related notes thereto, to be consistent with the current year presentation.
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

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)
The accompanying interim financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The interim financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.
Year-end Balance Sheet
The year-end balance sheet information was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2010, which are contained in the Company’s 2010 Annual Report on Form 10-K.
Recent Accounting Pronouncements
In April 2011, the Financial Accounting Standards Board (“FASB”) issued revisions to the accounting guidance related to troubled debt restructuring. This new guidance is effective for the first interim or annual period beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption. While we are currently evaluating the effect this new guidance may have on our financial statements, we do not believe that it will have a material effect on its consolidated results of operations, cash flows or financial position.
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
Liquidity
Historically, the Company has incurred losses attributable to operational performance which have negatively impacted cash flows. Although management continues to address many of the legacy issues that have historically burdened the Company’s financial performance, the Company still faces challenges in order to reach profitability. In order for the Company to attain profitability and growth, the Company will need to successfully address these challenges, including the continuation of cost reductions throughout the organization, execution of its marketing and sales plans for the Company’s turnkey energy-efficient lighting solutions business, the development of new technologies into sustainable product lines and continued improvements in supply chain performance.
The Company is optimistic about obtaining the funding necessary to meet on-going tactical and strategic capital requirements. However, there can be no assurances that this objective will be successful. As such, the Company will continue to review and pursue selected external funding sources, if necessary, to execute these objectives including the following:
•	obtain financing from traditional and non-traditional investment capital organizations or individuals,

•	potential sale or divestiture of one or more operating units, and

•	obtain funding from the sale of common stock or other equity or debt instruments.
Obtaining financing through the above-mentioned mechanisms contains risks, including:
•	loans or other debt instruments may have terms and/or conditions, such as interest rate, restrictive covenants, and control or revocation provisions, which are not acceptable to management or the Board of Directors,

•	the current economic environment combined with the Company’s capital constraints may prevent the Company from being able to obtain any debt financing,

•	financing may not be available for parties interested in pursuing the acquisition of one or more operating units of the Company, and

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)
•	additional equity financing may not be available in the current economic environment and could lead to further dilution of shareholder value for current shareholders of record.
Retainage Receivable
The Company’s solutions-based sales are normally subject to a holdback of a percentage of the sale as retainage. This holdback is recorded on the Company’s Condensed Consolidated Balance Sheet as “Retainage receivable”. Retainage is a portion of the total bid price of a project that is held back by the customer until the project is complete and functioning satisfactorily according to the contract terms. Retainage percentages typically range from 5% to 10% and are collected anywhere from three to eighteen months from the inception of the project.
Collateralized Assets
The Company maintains $2,000,000 of cash collateral related to the Company’s $10,000,000 surety bonding program associated with SRC. This cash is pledged to the surety carrier through December 2011, unless the Company is able to provide sufficient alternative means of collateralization satisfactory to the surety carrier.
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
A reconciliation of basic and diluted loss per share is provided as follows (in thousands, except per share amounts):

	Three months ended
	March 31,
	2011	2010
Basic and diluted loss per share:
Net loss	$(2,813)	$(3,570)

Basic and diluted loss per share:
Weighted average shares outstanding	24,224	21,270

Basic and diluted net loss per share	$(0.12)	$(0.17)

At March 31, 2011 and 2010, options and warrants to purchase 5,619,000 and 7,963,000 shares of common stock, respectively, were outstanding, but were not included in the calculation of diluted net loss per share because their inclusion would have been anti-dilutive.
Stock-Based Compensation
The Company’s stock-based compensation plan is described in detail in its Annual Report on Form 10-K for the year ended December 31, 2010. The following table summarizes the Company’s stock-based compensation (in thousands):

	Three months ended
	March 31,
	2011	2010
Stock option expense	$23	$147
Executive & Director stock-based compensation	54	55
Employee incentive stock-based compensation	106	—

Total stock-based compensation	$183	$202

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)
Total unearned compensation of $847,000 related to stock options remains at March 31, 2011 compared to $1,444,000 at March 31, 2010. These costs will be charged to expense, amortized on a straight line basis, in future periods through the first quarter of 2015. The remaining weighted average life of the outstanding options is approximately 2.0 years.
The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. Estimates utilized in the calculation include the expected life of option, risk-free interest rate, and expected volatility, and are further comparatively detailed as follows:

	Three months ended
	March 31,
	2011	2010

Fair value of options issued	$0.76	$0.70
Exercise price	$1.07	$1.02
Expected life of option	4.0 years	4.0 years
Risk-free interest rate	1.50%	1.86%
Expected volatility	104.52%	97.40%
Dividend yield	0%	0%
At the 2010 Annual Meeting of Shareholders (“Annual Meeting”) held on June 16, 2010, the shareholders approved an increase in the total number of shares of common stock that may be awarded under the 2008 Incentive Stock Plan from 1,000,000 shares to 3,000,000 shares. Under this plan, the Company granted 615,000 stock options through the three months ended March 31, 2011 and 910,000 during the three months ended March 31, 2010. Of the 910,000 stock options granted in 2010, 900,000 were performance-based stock options exercisable by the grantees if, and only if, the Company achieves required revenue and cash-flow generation targets as reported in the Company’s 2010 Form 10-K. The Company’s performance in 2010 did not meet most of these established performance goals and, consequently, 850,000 of these performance-based stock options were cancelled on April 1, 2011.
In the third quarter of 2010, the Board of Directors approved a program offering the independent Directors of the Company the option of accepting restricted shares of the Company’s common stock in lieu of quarterly cash compensation. Directors who chose to participate and accept restricted shares in lieu of cash compensation would receive the equivalent of two dollars ($2.00) of Company common stock for every one dollar ($1.00) of their normal cash compensation. Directors that chose to accept this program agreed to receive restricted shares as compensation for four consecutive quarters, covering the period of July 2010 until June 2011 with the aforementioned common stock vesting over an equivalent 12 month period. The price of the common stock shares was based on the closing price of the Company’s common stock on September 20, 2010. On September 1, 2010, four of the five Directors agreed to participate in this program and, subsequently, the participants were issued 123,000 shares of restricted common stock. Director stock compensation expense under this program amounted to $54,000 for the three months ended March 31, 2011 related to these restricted shares.
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

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)
On December 31, 2009, the Company’s five executive officers, along with two other key executives of the Company, agreed to extend these salary reductions through June 30, 2010. On July 9, 2010, the Company’s Chief Executive Officer, with the approval of the Board of Directors, decided to continue the cash salary reductions through December 31, 2010. Each executive officer and key executive voluntarily accepted a 10% salary reduction for 2010, except for one executive officer who voluntarily accepted a 40% decrease for 2010. The number of restricted shares of Common Stock issued to each executive officer and key executive was equal to the dollar value of the individual’s salary reduction divided by the closing price per share of the Company’s Common Stock on December 30, 2009 and January 3, 2011, respectively. The total number of restricted shares of Common Stock issued to these officers and executives in 2010 was 284,000. The Company recorded compensation expense of $55,000 for the quarter ended March 31, 2010 related to these restricted shares.
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

	Three months ended
	March 31,
	2011	2010

Balance at the beginning of the period	$126	$211
Accruals for warranties issued	7	(5)
Settlements made during the period (in cash or in kind)	(17)	(20)

Balance at the end of the period	$116	$186

NOTE 3. INVENTORIES
Inventories are stated at the lower of standard cost (which approximates actual cost determined using the first-in, first-out cost method) or market and consist of the following (in thousands):

	March 31,	December 31,
	2011	2010

Raw materials	$2,605	$2,164
Inventory reserve	(958)	(972)
Finished goods	1,768	1,351

Inventories	$3,415	$2,543

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)
NOTE 4. PROPERTY AND EQUIPMENT
Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets and consist of the following (in thousands):

	March 31,	December 31,
	2011	2010

Equipment (useful life 3 - 15 years)	$5,831	$6,328
Tooling (useful life 2 - 5 years)	2,507	2,507
Furniture and fixtures (useful life 5 years)	143	161
Computer software (useful life 3 years)	375	373
Leasehold improvements (the shorter of useful life or lease life)	626	909
Construction in progress	87	14

Property and equipment at cost	9,569	10,292
Less: accumulated depreciation	(7,178)	(7,846)

Property and equipment, net	$2,391	$2,446

NOTE 5. GOODWILL AND INTANGIBLE ASSETS
The following table summarizes information related to net carrying value of intangible assets (in thousands):

	Amortization	March 31,	December 31,
	Life (in years)	2011	2010
Goodwill	n/a	$672	$672

Definite-lived intangible assets:
Tradenames	10	437	450
Customer relationships	5	1,077	1,227

Total definite-lived intangible assets		1,514	1,677

Total intangible assets, net		$2,186	$2,349

Amortization expense for intangible assets subject to amortization was $162,000 and 268,000 for the three months ended March 31, 2011 and 2010, respectively. The Company amortizes Tradenames on a straight-line basis over the estimated useful lives of the intangible assets. Customer relationships are amortized over their expected useful lives on an accelerated method that approximates the cash flows associated with those relationships. Based on the carrying value of amortized intangible assets the Company estimates amortization expense for future years to be as follows (in thousands):

Year ending December 31,	Amount

2012	$420
2013	253
2014	105
2015	50
2016 and thereafter	200

Total amortization expense	$1,028

As of March 31, 2011, the Company had $672,000 of goodwill recorded on its financial statements related to the acquisition of SRC.

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)
NOTE 6. CONTRACTS IN PROGRESS
Costs and estimated earnings on contracts in progress as of the periods indicated are summarized in the following table (in thousands):

	March 31,	December 31,
	2011	2010
Costs incurred on uncompleted contracts	$11,820	$9,912
Estimated earnings	3,767	3,138

Total revenues	15,587	13,050
Less: billings to date	15,702	13,325

Total	$(115)	$(275)

Balance sheet classification:
Costs in excess of billings on uncompleted contracts	$67	$22
Billings in excess of costs on uncompleted contracts	(182)	(297)

Total	$(115)	$(275)

NOTE 7. LONG-TERM BORROWINGS
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
In conjunction with the acquisition of SRC on December 31, 2009, the Company entered into an agreement with TLC Investments, LLC (“TLC”), whereby a Convertible Promissory Note (“Convertible Note”) was issued for the principal amount of $500,000. This Convertible Note bears interest at the Wall Street Journal Prime Rate plus two percent (2%), which along with the principal, is due and payable on June 30, 2013 (“maturity date”). This Convertible Note is secured by a first-lien-position security interest in all assets of SRC. Additionally, TLC has the right to convert the principal of the Convertible Note, in whole, but not in part, into 500,000 shares of our common stock at any time during the period commencing on June 30, 2010 and through the maturity date. Additionally, as a provision to the Convertible Note, if the reported closing price of a share of common stock of the Company is not equal to or greater than $2.00 for at least twenty (20) trading days between June 30, 2010 and June 30, 2013, we shall pay TLC an additional fee of $500,000 on the maturity date. The Company accrued for this potential fee at the time of the agreement.
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

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)
Through its United Kingdom subsidiary, the Company maintains a British pounds sterling-denominated bank overdraft facility with Lloyds Bank Plc, in the amount of $402,000, based on the exchange rate at March 31, 2011. There were no borrowings against this facility as of March 31, 2011 or December 31, 2010. This facility is renewed annually on January 1. The interest rate on the facility was 2.75% at March 31, 2011, and December 31, 2010.
Future maturities of remaining borrowings are (in thousands):

Long-Term
Year ending December 31,	Borrowings
2011	$550
2012	—
2013	1,650
2014	—
2015	—
2016 and thereafter	70

Gross long-term borrowings	2,270
Less: discounts on long-term borrowings	(389)

Total commitment, net	1,881

Less: portion classified as current	(498)

Long-term borrowings, net	$1,383

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
MARCH 31, 2011
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
The following summarizes the Company’s reportable segment data for periods indicated (in thousands):

	Three months ended
	March 31,
	2011	2010
Solutions:
Net sales	$2,602	$5,280
Cost of goods sold	2,053	4,287

Gross profit	549	993
Operating expenses:
Sales and marketing	349	269
General and administrative	237	338

Total operating expenses	586	607

Segment (loss) income	$(37)	$386

Products:
Net sales	$2,858	$3,077
Cost of goods sold	2,248	2,675

Gross profit	610	402
Operating expenses:
Research and development	265	55
Sales and marketing	1,519	1,295
General and administrative	106	69
Restructuring expense	—	26

Total operating expenses	1,890	1,445

Segment loss	$(1,280)	$(1,043)

Reconciliation of segment income (loss) to net loss:
Segment income (loss):
Solutions	$(37)	$386
Products	(1,280)	(1,043)

Total segment loss	(1,317)	(657)
Operating expenses:
Sales and marketing	67	55
General and administrative	1,235	1,272
Revaluation of equity instruments	56	1,421

Total operating expenses	1,358	2,748
Other (expense) income	(133)	(164)

Loss before income taxes	(2,808)	(3,569)
Provision for income taxes	(5)	(1)

Net loss	$(2,813)	$(3,570)

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)
The following table provides additional business unit gross profitability detail for the Company’s Products-based business segment for the periods indicated (in thousands):

	Three months ended
	March 31,
	2011	2010
Products segment net sales:
Pool and commercial products	$2,348	$2,506
Government products/R&D services	510	571

Total products segment net sales	2,858	3,077

Products segment cost of sales:
Pool and commercial products	1,800	1,537
Government products/R&D services	448	571
Unallocated manufacturing overhead	—	567

Total products segment cost of sales	2,248	2,675

Products segment gross profit:
Pool and commercial products	548	969
Government products/R&D services	62	—
Unallocated manufacturing overhead	—	(567)

Total products segment gross profit	$610	$402

Unallocated manufacturing overhead is defined as follows:
1)	costs associated with the operation and shut down of the Solon manufacturing facility which has been relocated to the Mexico facility and

2)	specific expenses which are not attributable to a specific business unit but rather are calculated on the total products business segment. Expenses include Solon manufacturing facility rent, Solon manufacturing depreciation, inventory reserves and accruals and Solon manufacturing support payroll and severance.
A geographic summary of net sales from continuing operations is as follows (in thousands):

	Three months ended
	March 31,
	2011	2010

United States	$4,553	$7,284
International	907	1,073

Net sales from continuing operations	$5,460	$8,357

A geographic summary of long-lived assets, which consists of fixed assets, goodwill, and intangible assets, is as follows (in thousands):

	March 31,	December 31,
	2011	2010
United States	$4,477	$4,676
International	100	119

Long-lived assets, net	$4,577	$4,795

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)
NOTE 10. INCOME TAXES
At March 31, 2011, the Company has recorded a full valuation allowance against its deferred tax asset in the United States, due to uncertainties related to the Company’s ability to utilize its deferred tax assets, primarily consisting of certain net operating losses carried forward. The valuation allowance is based upon the Company’s estimates of taxable income by jurisdiction and the period over which its deferred tax assets will be recoverable.
NOTE 11. COMMITMENTS AND CONTINGENCIES
During the first quarter of 2011, the Company and its landlord for the Solon, Ohio office, located at 32000 Aurora Road, signed a non-binding term sheet that will resolve past due amounts under the current lease agreement, set to expire April 30, 2011, as well as the basic terms by which the Company and its landlord will enter into an extension of the current lease. The term sheet includes a reduction of the gross rent to $25,000 for the period September 1, 2010 to April 30, 2011 (the “period”), an extension of the lease until April 30, 2014 with a Company option to extend thereafter and a reduction in both the square footage of the premises and the gross rent per square foot to be paid from May 1, 2011 to April 30, 2014. In conjunction with the signing of the lease agreement term sheet and to satisfy past due amounts, the Company will deliver an unsecured promissory note to the landlord in the amount of approximately $676,000 which will bear interest at a rate of 10% annually commencing May 1, 2011 and have a maturity date of April 30, 2014. In addition, the Company made a payment of approximately $121,000 on May 9, 2011, not subject to interest, and the Company made gross rent payments of $200,000 during the period, which reduced the balance of the note to $355,000.
In connection with the acquisition of SRC, the Company maintains a performance-related contingent obligation related to a 2.5% payout based upon the annual revenues of the acquired business over 42 months commencing January 1, 2010, and a $500,000 fee if the market price of the Company’s common stock is not equal to or greater than $2.00 per share for at least twenty trading days between June 30, 2010 and June 30, 2013. The Company accrued for this potential fee at the time of the agreement. For the three months ended March 31, 2011 and 2010, the Company has paid $110,000 and $126,000, respectively, relating to this 2.5% payout.
NOTE 12. RELATED PARTY TRANSACTIONS
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
On May 27, 2009, the Company entered into a Promissory Note with Quercus in the amount of $70,000. David Gelbaum, a trustee of Quercus, was a member of the Company’s Board of Directors at the time of the transaction. Please refer to Note 5, Long-Term Borrowings, for a discussion of the terms of the Promissory Note.

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)
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
On December 29, 2009, and in conjunction with the acquisition of SRC, the Company entered into Letter of Credit Agreements (“LOC’s”) with John Davenport, President of the Company, and with Quercus, for $250,000 and $300,000, respectively. Please refer to Note 5, Long-Term Borrowings, for discussion of the terms of these LOC’s.
The Vice President of SRC is a minority owner in TLC as well as in Woodstone Energy, LLC (“Woodstone”), a Tennessee limited liability company, both of which are located in Nashville, Tennessee.
SRC renders lighting design and lighting solution services to these related parties within the scope of their ordinary business activities. Conversely, these related parties, operating as electrical subcontractors, provide installation support services to SRC as part of their normal business. For the three months ended March 31, 2011 and 2010, related party sales totaled $354,000 and $2,533,000. Of these sales, the Company had $766,000 of receivables, including retainage, at March 31, 2011. Subcontractor installation support services provided by related parties was $1,584,000 and $3,960,000 for the three months ended March 31, 2011 and 2010, respectively, of which $2,057,000 was payable at March 31, 2011.
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

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)
On December 31, 2009, the Company issued to Woodstone warrants to purchase up to 600,000 shares of the Company’s common stock at an exercise price of $0.65 per share, and with a term ending on December 31, 2014. The warrants become exercisable only if SRC receives from Woodstone firm contracts or purchase orders for at least $10,000,000 by June 30, 2013. The warrants vest in two tranches: 400,000 shares when contracts or purchase orders between SRC and Woodstone reach $10,000,000 and an additional 200,000 shares when contracts or purchase orders between SRC and Woodstone reach an additional $5,000,000. As of March 31, 2011, no warrants related to this issuance have vested.
The Company, in the agreement for the acquisition of SRC, provided for payment of a management fee to TLC for overhead expenses in support of up to $20,000,000 in project billings for 2010 on those projects which TLC provided installation support services. The management fee totaled $1,232,000, payable in equal monthly installments, and began January 31, 2010 and ended on December 31, 2010. Furthermore, an additional 8% management fee is payable for project billings above $20,000,000 in fiscal year 2010 and for fiscal years after December 31, 2010, where TLC provides installation support services on projects that were pending at the date of acquisition of SRC. For the fiscal year ending December 31, 2010, the Company did not exceed the $20,000,000 threshold and incurred only the $1,232,000 of management fees as stipulated in the agreement. For the three months ending March 31, 2011 and 2010, the Company incurred $102,000 and $308,000, respectively, of expense relating to this management fee.
NOTE 13. LEGAL MATTERS
On January 29, 2010, a competitor and former supplier filed a complaint against the Company in the Court of Chancery of the State of Delaware, alleging that the Company has misused proprietary trade secrets, breached a contract, and engaged in deceptive trade practices relating to one of the Company’s lighting products. The complaint seeks injunctive relief and damages. The Company has answered the complaint and filed a counterclaim for breach of contract. The Company strongly denies any impropriety, believes that the complaint is without merit, and intends to vigorously defend itself against this complaint. In the opinion of management, this lawsuit should not have an adverse effect on the Company’s financial condition, cash flows, or results of operations.
NOTE 14. SUBSEQUENT EVENTS
None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements (“financial statements”) and related notes included elsewhere in this report and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2010.
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
Overview
Energy Focus, Inc. and its subsidiaries engage in the design, development, manufacturing, marketing, and installation of energy-efficient lighting systems and solutions where we serve two segments:
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
Results of Operations
Cash Utilization
Cash and cash equivalents were $1,571,000 at March 31, 2011, a decrease of $2,536,000 from $4,107,000 at December 31, 2010. Included in cash and cash equivalents at March 31, 2011 and December 31, 2010 is $125,000 and $128,000, respectively, of restricted cash related to funds received from a grant from/for a branch of United States government. For the first three months of 2010, cash decreased $402,000, excluding $1,150,000 of cash received from the selling of a Secured Subordinated Promissory Note.

Net Sales and Gross Profit
Solutions-based net sales were $2,602,000 for the three months ended March 31, 2011 compared to $5,280,000 for the quarter ended March 31, 2010. This decrease is related to the timing of the recognition of revenue associated with contracts in our backlog, the size and scope of projects which were in progress or available for start during the first quarter of 2011 as compared to the first quarter of 2010. Our solutions-based backlog at March 31, 2011 and 2010 was $3,536,000 and $4,571,000, respectively. This decrease in our backlog is a result of delays in signed contracts coming to realization during the first quarter of 2011. Product-based net sales were $2,858,000 for the three months ended March 31, 2011; a decrease of $219,000, compared to $3,077,000 for the three months ended March 31, 2010. The decrease in net sales from the first quarter of 2010 was primarily the result of a decrease in product net sales of our United Kingdom subsidiary and, a slight decrease in product based sales of our pool and commercial business unit.
Revenues from our products-based business include, but are not limited to, revenues recognized upon shipping, product sale at completion of installation and installation service at completion of installation. Revenues from our lighting solutions-based business include, but are not limited to, revenues recognized from long-term contracts on a percentage-of-completion basis or the fair value of certain contract deliverables. For a detailed discussion on our revenue recognition policy, see our Annual Report on Form 10-K for the year ended December 31, 2010.
Gross profit was $1,159,000 for the three months ended March 31, 2011 compared to $1,395,000 for the three months ended March 31, 2010. The gross profit margin, as a percentage of sales, increased 4.5% to 21.2% for the three months ended March 31, 2011, as compared to 16.7% for the three months ended March 31, 2010 and is primarily the result of higher profit margins relating to our product-based net sales and product-based business in the first quarter of 2011 coupled with a reduction in manufacturing overhead associated with our US product-based business.
Research and Development
Gross research and development expenses were $591,000 for the quarter ended March 31, 2011, compared to $340,000 for the quarter ended March 31, 2010.
Research and development expenses include salaries, contractor and consulting fees, supplies and materials, as well as costs related to other overhead such as depreciation and facilities costs. Research and development costs are expensed as they are incurred. Our gross research and development expenses are reduced on a proportional performance basis under DARPA SBIR development contracts. During 2009 and 2010, SBIR contracts were signed totaling $2,548,000 to be reimbursed over a two-year recovery period, respectively. Of this total contract amount, $1,592,000 was billed through March 31, 2011 with the remaining $956,000 categorized as unrecognized reductions of gross research and development expenses. The amount of credits incurred and accrued from government contracts were $326,000 for the quarter ended March 31, 2011, compared to $285,000 for the same period in 2010. We are currently pursuing additional contracts through various government agencies, and anticipate being granted additional contracts throughout 2011.
When the government contract is for the delivery of a product or service, we recognize revenues from those government projects according to proportional performance method or actual deliveries made. Costs related to the completion of the sale are charged to cost of sales. Revenues recognized from completed deliveries were $510,000 and $572,000 for the quarters ended March 31, 2011 and 2010, respectively.
Total government reimbursements are the combination of revenues and credits from government contracts. For the quarters ended March 31, 2011 and 2010, our net credits were $836,000 and $857,000, respectively. Net research and development expense was $265,000 for the quarter ended March 31, 2011, compared to $55,000 for the same period in 2010.
The gross and net research and development spending along with credits from government contracts is shown in the following table (in thousands):

	Three months ended
	March 31,
	2011	2010
Net Research & Development Spending

Revenues	$510	$572

Expenses:
Gross research and development expenses	(591)	(340)
Credits from government contracts	326	285

Net research and development income / (expense)	$(265)	$(55)

Sales and Marketing
Sales and marketing expenses increased 19.5% to $1,935,000 for the three months ended March 31, 2011, as compared to $1,619,000 for the three months ended March 31, 2010. This increase is primarily due to an increase in sales incentive costs and costs associated with new product introduction.
General and Administrative
General and administrative expenses decreased $101,000 to $1,578,000 for the three months ended March 31, 2011, as compared to $1,679,000 for the three months ended March 31, 2010. The decrease is primarily due to a reduction in the amortization expense relating to our intangible asset for customer relationships which is related to the acquisition of Stones River Companies LLC.
Valuation of Equity Instruments
In the first quarter of 2011, we recognized non-cash charges of $56,000 relating to the valuation of our common stock upon the issuance of 412,000 shares to Lincoln Park Capital Partners, LLC. During the first quarter of 2010, we recognized a non-cash charge of $1,421,000 related to the revaluation of warrants to purchase shares of our common stock acquired by The Quercus Trust (“Quercus”) in our March 2008 equity financing. Please refer to Note 12, Related Party Transactions, of our financial statements for a discussion of the transaction with Quercus.
Restructuring Expenses
During the three months ended March 31, 2011, we did not incur any restructuring expenses. For the three months ended March 31, 2010, we recognized restructuring expenses of $26,000. These expenses are associated with the relocation of our remaining manufacturing equipment and operations in Solon, Ohio to a warehouse facility located in California.
Other Income and Expenses
We had interest income of $1,000 and interest expense of $183,000 for the three months ended March 31, 2011. Interest income consists of interest earned on deposits. Interest expense includes interest on our long-term borrowings and contingent consideration, including any amortization of debt discounts related to these commitments. Please refer to Note 7, Long-Term Borrowings, of our financial statements for a more detailed discussion of our borrowings. For the three months ended March 31, 2010, interest income was $2,000 and interest expense was $101,000.
Net loss
We recorded a net loss of $2,813,000 for the three months ended March 31, 2011 compared to a net loss of $3,570,000 for the three months ended March 31, 2010, a 21.2% decrease from the same period last year.
Liquidity and Capital Resources
Cash and Cash Equivalents
At March 31, 2011, our cash and cash equivalents were $1,571,000, including restricted cash of $125,000 relating to funds received from a grant from/for a branch of United States government, as compared to $4,107,000, including restricted cash of $128,000, at December 31, 2010, a net cash decrease of $2,536,000 for the three months ended March 31, 2011. This compares to a net cash increase of $748,000 for three months ended March 31, 2010, which included $1,150,000 of cash received from the selling of a Secured Subordinated Promissory Note.
Net Cash Used in Operating Activities
Net cash used in operating activities primarily consists of our net loss adjusted by non-cash items, including depreciation, amortization, equity valuations and stock-based compensation, as well as the effect of changes in working capital. Net cash used in operating activities was $2,849,000 for the three months ended March 31, 2011 compared to a net cash usage of $383,000 for the three months ended March 31, 2010. This usage is primarily the result of the timing of disbursements to subcontractors in support of our solutions based business, disbursements for government research and development projects and inventory purchases.

Net Cash Used in Investing Activities
Net cash used in investing activities was $117,000 for the three months ended March 31, 2011, compared to a net cash usage of $16,000 for the three months ended March 31, 2010. During both periods, the net cash used was primarily for the acquisition of equipment.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $413,000 for the three months ended March 31, 2011. The cash provided was primarily due to the issuance of 412,000 shares of our common stock to Lincoln Park Capital Fund, LLC (“LPC”) as described in further detail below. Net cash provided by financing activities for the three months ended March 31, 2010 was $1,150,000 which was the result of us issuing a secured subordinated note payable to EF Energy Partners.
On March 17, 2010, we entered into a Purchase Agreement (the “Purchase Agreement”) with LPC of Chicago, Illinois and issued to them 120,000 shares of our common stock. Under the Purchase Agreement, on May 31, 2010, we sold and issued to LPC, and LPC purchased from us, 360,500 shares of our common stock, together with warrants (“Warrants”) to purchase 350,000 shares at an exercise price of $1.20 per share, for a total consideration of $375,000. The Warrants have a term of five years, are not exercisable until December 1, 2010, and expire on December 1, 2015. Under the Purchase Agreement, LPC has also agreed to purchase up to an additional 3,650,000 shares of our common stock at our option over approximately 25 months. As often as every five (5) business days, we have the right to direct LPC to purchase a calculated number of shares as defined by the terms of the Purchase Agreement. We can suspend purchases or accelerate the number of shares to be purchased at any time. No sales of shares may occur below $1.00 per share. The purchase prices of the shares will be based on the market prices of our shares at the time of sale, as computed under the Agreement without any fixed discount. We may at any time in our sole discretion terminate the Agreement without fee, penalty, or cost upon five business dates notice. In connection with the transactions contemplated by the Purchase Agreement, the Company filed a Registration Statement (the “Registration Statement”) with the U.S. Securities & Exchange Commission (the “SEC”) to register under the Securities Act of 1933, as amended, the shares of common stock associated with this transaction. On July 14, 2010, we received a Notice of Effectiveness from the SEC relating to the Registration Statement. As of December 31, 2010, we sold and issued to LPC, and LPC purchased from us, a total of 705,550 shares of our common stock for a total consideration of $791,000 which was offset by expenses of $139,000. In the first quarter of 2011, we sold and issued to LPC, and LPC purchased from us, a total of 412,000 shares of our common stock for a total consideration of $407,000. Although we retain the right, in our sole discretion, to terminate the agreement without fee, penalty, or cost, we reserve the right to continue to utilize this financing activity for general corporate and working capital purposes and pursuit of our business strategy.
Long-Term Borrowings
On May 27, 2009, we entered into an unsecured promissory note (the “Note”) with Quercus in the amount of $70,000. Under the terms of this Note, we are obligated to pay Quercus the principal sum of the Note and interest accruing at a yearly rate of 1.00% in one lump sum payment on or before June 1, 2109. We received these funds on June 9, 2009.
On December 29, 2009 and in conjunction with the acquisition of SRC, we entered into Letter of Credit Agreements (“LOC’s”) with John Davenport, President of Energy Focus, and with Quercus, for $250,000 and $300,000, respectively. These LOC’s have terms of 24 months and bear interest at a rate of 12.5% on the face amount. The LOC’s are collateralized by 15% and 18%, respectively, of the capital stock of Crescent Lighting Ltd. (“CLL”), which in turn is based on CLL’s net worth as of November 30, 2009 and are subordinated to the senior indebtedness of Energy Focus and CLL. As an incentive to enter into the LOC’s, we issued five-year, detached warrants to purchase 125,000 and 150,000 shares, respectively, of common stock at an exercise price of $0.01 per share. Our shareholders approved the warrants at the Annual Meeting on June 16, 2010.
In conjunction with the acquisition of Stones River Companies, LLC. (“SRC”) on December 31, 2009, we entered into an agreement with TLC Investments, LLC (“TLC”), whereby a Convertible Promissory Note (“Convertible Note”) was issued for the principal amount of $500,000. This Convertible Note bears interest at the Wall Street Journal Prime Rate plus two percent (2%), which along with the principal, is due and payable on June 30, 2013 (“maturity date”). This Convertible Note is secured by a first-lien-position security interest in all assets of SRC. Additionally, TLC has the right to convert the principal of the Convertible Note, in whole, but not in part, into 500,000 shares of our common stock at any time during the period commencing on June 30, 2010 and through the maturity date. Additionally, as a provision to the Convertible Note, if the reported closing price of a share of common stock of the Company is not equal to or greater than $2.00 for at least twenty (20) trading days between June 30, 2010 and June 30, 2013, we shall pay TLC an additional fee of $500,000 on the maturity date. We accrued for this potential fee at the time of the agreement.

On March 30, 2010, we entered into an agreement with EF Energy Partners LLC (“EF Energy”), an Ohio limited liability company, under which it sold to EF Energy a Secured Subordinated Promissory Note (“Subordinated Note”) for the principal amount of $1,150,000. We secured the full amount of this financing with a pledge of its United States gross accounts receivable and selected capital equipment. This Subordinated Note bears interest at a rate of 12.5%, which is payable quarterly, in arrears, commencing September 30, 2010. The entire outstanding principal balance of this Subordinated Note, together with all accrued interest thereon, is due and payable on March 30, 2013. Additionally, we issued to the eight investors in EF Energy five-year, detached penny warrants ($.01 per share) to purchase shares of its common stock at a rate of 0.2 warrants per dollar of financing, or 230,000 warrants, with an expiration date of March 30, 2015. We are not affiliated with EF Energy Partners.
Through our subsidiary in the United Kingdom, we maintain a British pounds sterling-denominated bank overdraft facility with Lloyds Bank Plc, in the amount of $402,000, based on the exchange rate at March 31, 2011. There were no borrowings against this facility as of March 31, 2011 or December 31, 2010. This facility is renewed annually on January 1. The interest rate on the facility was 2.75% at March 31, 2011, and December 31, 2010.
Liquidity
Historically, we have incurred losses attributable to operational performance which have negatively impacted cash flows. Although management continues to address many of the legacy issues that have historically burdened our financial performance, we still face challenges in order to reach profitability. In order for us to attain profitability and growth, we will need to successfully address these challenges, including the continuation of cost reductions throughout the organization, execution of its marketing and sales plans for the Company’s turnkey energy-efficient lighting solutions business, the development of new technologies into sustainable product lines and continued improvements in supply chain performance.
We are optimistic about obtaining the funding necessary to meet on-going tactical and strategic capital requirements. However, there can be no assurances that this objective will be successful. As such, we will continue to review and pursue selected external funding sources, if necessary, to execute these objectives including the following:
•	obtain financing from traditional and non-traditional investment capital organizations or individuals,

•	potential sale or divestiture of one or more operating units, and

•	obtain funding from the sale of common stock or other equity or debt instruments.
Obtaining financing through the above-mentioned mechanisms contains risks, including:
•	loans or other debt instruments may have terms and/or conditions, such as interest rate, restrictive covenants, and control or revocation provisions, which are not acceptable to management or the Board of Directors,

•	the current economic environment combined with the Company’s capital constraints may prevent us from being able to obtain any debt financing,

•	financing may not be available for parties interested in pursuing the acquisition of one or more of our operating units, and

•	additional equity financing may not be available in the current economic environment and could lead to further dilution of shareholder value for current shareholders of record.
Critical Accounting Policies
The preparation of our financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies, and the reported amounts of net sales and expenses in the financial statements. Material differences may result in the amount and timing of net sales and expenses if different judgments or different estimates were utilized. Critical accounting policies, judgments, and estimates which we believe have the most significant impact on our financial statements include, but are not limited to, the establishment of reserves for accounts receivable, sales returns, inventory obsolescence, and warranty claims; the useful lives for property, equipment, and intangible assets; revenues recognized on a percentage-of-completion basis; and stock-based compensation. In addition, estimates and assumptions associated with the determination of fair value of financial instruments and evaluation of goodwill and long-lived assets for impairment requires considerable judgment. For the detailed discussion of the application of policies critical to our business operations, see our Annual Report on Form 10-K for the year ended December 31, 2010.

Recent Accounting Pronouncements
In April 2011, the Financial Accounting Standards Board (“FASB”) issued revisions to the accounting guidance related to troubled debt restructuring. This new guidance is effective for the first interim or annual period beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption. While we are currently evaluating the effect this new guidance may have on our consolidated financial statements, we do not believe that it will have a material effect on its consolidated results of operations, cash flows or financial position.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of March 31, 2011, we had British pounds sterling-denominated cash valued at $319,000 held in the United Kingdom, based on the exchange rate at that date. The balances for cash held in the United Kingdom are subject to exchange rate risk. We have a policy of maintaining cash balances in local currency unless an amount of cash is occasionally transferred in order to repay inter-company debts.
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
Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and interim Chief Accounting Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.
(b) Changes in internal control over financial reporting
There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter. Further, there were no other items identified in connection with our internal evaluations that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
There have been no material changes in the legal proceedings as discussed in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2010. However, in the ordinary course of business, we become involved in other litigation which, in our opinion, will not have a material adverse effect on our financial position, results of operations or cash flows.
ITEM 1A. RISK FACTORS
Reference is made to the Risk Factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 (the “Annual Report”). There have been no significant changes in those risk factors as set forth in the Annual Report.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit
Number	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY FOCUS, INC.
Date: May 12, 2011	By:	/s/ Joseph G. Kaveski
Joseph G. Kaveski
Chief Executive Officer

	By:	/s/ Frank Lamanna
Frank Lamanna
interim Chief Accounting Officer (principal accounting officer)

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.