Form 10-Q
period 2011-06-30
ENERGY FOCUS, INC/DE
filed 2011-08-15
CIK 924168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of July 29, 2011 was 24,845,222.

Page
PART I-FINANCIAL INFORMATION
Item 1. Financial Statements	3

a. Condensed Consolidated Balance Sheets as of June 30, 2011 (Unaudited) and December 31, 2010	3

b. Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010 (Unaudited)	4

c. Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2011 and 2010 (Unaudited)	5

d. Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010 (Unaudited)	6

e. Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures About Market Risk	25

Item 4. Controls and Procedures	25

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	27

Item 1A. Risk Factors	27

Item 5. Other Information	27

Item 6. Exhibits	28

Signatures	29

Exhibit Index	30

EX-31.1

EX-31.2

EX-32.1

EX-32.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

Item 1. Financial Statements
ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share and per share data)

	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$906	$3,979
Restricted cash	63	128
Accounts receivable trade, net of allowances of $307 in 2011 and $446 in 2010	4,352	5,483
Retainage receivable	848	731
Inventories, net	3,295	2,543
Costs in excess of billings	69	22
Prepaid and other current assets	642	632

Total current assets	10,175	13,518

Property and equipment, net	2,318	2,446
Goodwill	672	672
Intangible assets, net	1,352	1,677
Collateralized assets	2,000	2,000
Other assets	28	61

Total assets	$16,545	$20,374

LIABILITIES
Current liabilities:
Accounts payable	$6,350	$7,167
Accrued liabilities	2,206	2,358
Deferred revenue	1,343	1,214
Billings in excess of costs	252	297
Current portion of long-term borrowings	562	481

Total current liabilities	10,713	11,517

Other deferred liabilities	42	28
Acquisition-related contingent liabilities	658	827
Long-term borrowings	1,724	1,344

Total liabilities	13,137	13,716

SHAREHOLDERS’ EQUITY
Preferred stock, par value $0.0001 per share:
Authorized: 2,000,000 shares in 2011 and 2010 Issued and outstanding: no shares in 2011 and 2010	—	—
Common stock, par value $0.0001 per share:
Authorized: 60,000,000 shares in 2011 and 2010 Issued and outstanding: 24,845,000 at June 30, 2011 and 23,962,000 at December 31, 2010	1	1
Additional paid-in capital	75,801	75,094
Accumulated other comprehensive income	452	423
Accumulated deficit	(72,846)	(68,860)

Total shareholders’ equity	3,408	6,658

Total liabilities and shareholders’ equity	$16,545	$20,374

The accompanying notes are an integral part of these financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands except per share amounts)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Net sales	$8,193	$8,958	$13,653	$17,315
Cost of sales	6,645	7,390	10,946	14,352

Gross profit	1,548	1,568	2,707	2,963

Operating expenses (income):
Research and development	(131)	(134)	134	(79)
Sales and marketing	1,636	1,518	3,571	3,137
General and administrative	1,044	1,516	2,622	3,195
Valuation of equity instruments	—	329	56	1,750
Restructuring charges	—	—	—	26

Total operating expenses	2,549	3,229	6,383	8,029

Loss from operations	(1,001)	(1,661)	(3,676)	(5,066)

Other income (expense):
Other income (expense)	22	(1)	71	(66)
Interest expense	(190)	(148)	(372)	(247)

Loss before income taxes	(1,169)	(1,810)	(3,977)	(5,379)

Provision for income taxes	(4)	(2)	(9)	(3)

Net loss	$(1,173)	$(1,812)	$(3,986)	$(5,382)

Net loss per share — basic and diluted	$(0.04)	$(0.08)	$(0.16)	$(0.25)

Shares used in computing net loss per share - basic and diluted	24,754	22,582	24,490	21,953

The accompanying notes are an integral part of these financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Net loss	$(1,173)	$(1,812)	$(3,986)	$(5,382)

Other comprehensive income (loss):
Foreign currency translation adjustments	(18)	(21)	29	(98)

Comprehensive loss	$(1,191)	$(1,833)	$(3,957)	$(5,480)

The accompanying notes are an integral part of these financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Six months ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(3,986)	$(5,382)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	333	405
Stock-based compensation	309	431
Valuation of equity instruments	56	1,750
Provision for doubtful accounts receivable	23	13
Amortization of intangible assets	325	537
Amortization of discounts on long-term borrowings	245	93
Deferred revenue	85	493
(Gain) / Loss on disposal of fixed assets	(10)	3
Changes in assets and liabilities:
Accounts receivable, inventories, and other assets	133	(2,788)
Accounts payable and accrued liabilities	(1,270)	4,193

Total adjustments	229	5,130

Net cash used in operating activities	(3,757)	(252)

Cash flows from investing activities:
Acquisition of fixed assets	(203)	(54)
Proceeds from the sale of fixed assets	9	—

Net cash used investing activities	(194)	(54)

Cash flows from financing activities:
Proceeds from issuances of common stock, net	450	234
Proceeds from other borrowings	355	1,150
Payments on other borrowings	(8)	—

Net cash provided by financing activities	797	1,384

Effect of exchange rate changes on cash	16	(41)

Net (decrease) increase in cash and cash equivalents	(3,138)	1,037
Cash and cash equivalents at beginning of period	4,107	1,062

Cash and cash equivalents at end of period	$969	$2,099

Classification of cash and cash equivalents:
Cash and cash equivalents	$906	$2,099
Restricted cash held	63	—

Cash and cash equivalents at end of period	$969	$2,099

The accompanying notes are an integral part of these financial statements.

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)
NOTE 1. NATURE OF OPERATIONS
Energy Focus, Inc. and its subsidiaries (the “Company”) engage in the design, development, manufacturing, marketing, and installation of energy-efficient lighting systems and solutions where the Company serves two segments:
•	product-based sales providing military, general commercial and industrial lighting and pool lighting offerings, each of which markets and sells energy-efficient lighting systems; and
•	solutions-based sales providing turnkey, high-quality, energy-efficient lighting application alternatives primarily to the existing public-sector building market.
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
JUNE 30, 2011
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
Recent Accounting Pronouncements
In April 2011, the Financial Accounting Standards Board (“FASB”) issued revisions to the accounting guidance related to troubled debt restructuring. This new guidance is effective for the first interim or annual period beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption. The adoption of this new guidance did not have a material effect on the Company’s consolidated results of operations, cash flows or financial position.
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

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)
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
A reconciliation of basic and diluted loss per share is provided as follows (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Basic and diluted loss per share:
Net loss	$(1,173)	$(1,812)	$(3,986)	$(5,382)

Basic and diluted loss per share:
Weighted average shares outstanding	24,754	22,582	24,490	21,953

Basic and diluted net loss per share	$(0.04)	$(0.08)	$(0.16)	$(0.25)

At June 30, 2011 and 2010, options and warrants to purchase 5,254,000 and 6,403,000 shares of common stock, respectively, were outstanding, but were not included in the calculation of diluted net loss per share because their inclusion would have been anti-dilutive.
Stock-Based Compensation
The Company’s stock-based compensation plan is described in detail in its Annual Report on Form 10-K for the year ended December 31, 2010. The following table summarizes the Company’s stock-based compensation (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Stock option expense	$73	$174	$96	$321
Executive & Director stock-based compensation	53	55	107	110
Employee incentive stock-based compensation	—	—	106	—

Total stock-based compensation	$126	$229	$309	$431

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)
Total unearned compensation of $446,000 related to stock options remains at June 30, 2011 compared to $1,270,000 at June 30, 2010. These costs will be charged to expense, amortized on a straight line basis, in future periods through the first quarter of 2015. The weighted average period over which this unearned compensation is expected to be recognized is approximately 1.3 years.
The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. Estimates utilized in the calculation include the expected life of option, risk-free interest rate, and expected volatility, and are further comparatively detailed as follows:

	Six months ended
	June 30,
	2011	2010
Fair value of options issued	$0.59	$0.70
Exercise price	$1.07	$1.02
Expected life of option	6.1 years	4.0 years
Risk-free interest rate	2.40%	1.86%
Expected volatility	56.72%	97.40%
Dividend yield	0%	0%
At the 2010 Annual Meeting of Shareholders (“Annual Meeting”) held on June 16, 2010, the shareholders approved an increase in the total number of shares of common stock that may be awarded under the 2008 Incentive Stock Plan from 1,000,000 shares to 3,000,000 shares. Under this plan, the Company granted 615,000 stock options through the six months ended June 30, 2011 and 960,000 during the six months ended June 30, 2010. Of the 960,000 stock options granted in 2010, 900,000 were performance-based stock options exercisable by the grantees if, and only if, the Company achieved required revenue and cash-flow generation targets as reported in the Company’s 2010 Form 10-K. The Company’s performance in 2010 did not meet most of these established performance goals and, consequently, 850,000 of these performance-based stock options were cancelled on April 1, 2011.
In the third quarter of 2010, the Board of Directors approved a program offering the independent Directors of the Company the option of accepting restricted shares of the Company’s common stock in lieu of quarterly cash compensation. Directors who chose to participate and accept restricted shares in lieu of cash compensation would receive the equivalent of two dollars ($2.00) of Company common stock for every one dollar ($1.00) of their normal cash compensation. Directors that chose to accept this program agreed to receive restricted shares as compensation for four consecutive quarters, covering the period of July 2010 until June 2011 with the aforementioned common stock vesting over an equivalent 12 month period. The price of the common stock shares was based on the closing price of the Company’s common stock on September 20, 2010. On September 1, 2010, four of the five Directors agreed to participate in this program and, subsequently, the participants were issued 123,000 shares of restricted common stock. Director stock compensation expense under this program related to these restricted shares amounted to $53,000 and $107,000 for the three and six months ended June 30, 2011.
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

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)
On December 31, 2009, the Company’s five executive officers, along with two other key executives of the Company, agreed to extend these salary reductions through June 30, 2010. On July 9, 2010, the Company’s Chief Executive Officer, with the approval of the Board of Directors, decided to continue the cash salary reductions through December 31, 2010. Each executive officer and key executive voluntarily accepted a 10% salary reduction for 2010, except for one executive officer who voluntarily accepted a 40% decrease for 2010. The number of restricted shares of Common Stock issued to each executive officer and key executive was equal to the dollar value of the individual’s salary reduction divided by the closing price per share of the Company’s Common Stock on December 30, 2009 and January 3, 2011, respectively. The total number of restricted shares of Common Stock issued to these officers and executives in 2010 was 284,000. The Company recorded compensation expense related to these restricted shares of $55,000 and $110,000 for the three and six months ended June 30, 2010, respectively.
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

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Balance at the beginning of the period	$116	$186	$126	$211
Accruals for warranties issued	15	(33)	22	(38)
Settlements made during the period (in cash or in kind)	(31)	(8)	(48)	(28)

Balance at the end of the period	$100	$145	$100	$145

NOTE 3. INVENTORIES
Inventories are stated at the lower of standard cost (which approximates actual cost determined using the first-in, first-out cost method) or market and consist of the following (in thousands):

	June 30,	December 31,
	2011	2010
Raw materials	$2,400	$2,164
Inventory reserve	(1,026)	(972)
Finished goods	1,921	1,351

Inventories	$3,295	$2,543

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)
NOTE 4. PROPERTY AND EQUIPMENT
Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets and consist of the following (in thousands):

	June 30,	December 31,
	2011	2010
Equipment (useful life 3 - 15 years)	$5,917	$6,328
Tooling (useful life 2 - 5 years)	2,441	2,507
Furniture and fixtures (useful life 5 years)	143	161
Computer software (useful life 3 years)	375	373
Leasehold improvements (the shorter of useful life or lease life)	625	909
Construction in progress	76	14

Property and equipment at cost	9,577	10,292
Less: accumulated depreciation	(7,259)	(7,846)

Property and equipment, net	$2,318	$2,446

NOTE 5. GOODWILL AND INTANGIBLE ASSETS
The following table summarizes information related to net carrying value of intangible assets (in thousands):

	Amortization	June 30,	December 31,
	Life (in years)	2011	2010
Goodwill	n/a	$672	$672

Definite-lived intangible assets:
Tradenames	10	425	450
Customer relationships	5	927	1,227

Total definite-lived intangible assets		1,352	1,677

Total intangible assets, net		$2,024	$2,349

Amortization expense for intangible assets subject to amortization was $163,000 for the three months ended June 30, 2011, as compared to $269,000 for the three months ended June 30, 2010. Amortization expense for the six months ended June 30, 2011 and 2010 was $325,000 and $537,000, respectively. The Company amortizes Tradenames on a straight-line basis over the estimated useful lives of the intangible assets. Customer relationships are amortized over their expected useful lives on an accelerated method that approximates the cash flows associated with those relationships. Based on the carrying value of amortized intangible assets the Company estimates amortization expense for future years to be as follows (in thousands):

Year ending December 31,	Amount
2012	$420
2013	253
2014	105
2015	50
2016 and thereafter	200

Total amortization expense	$1,028

As of June 30, 2011, the Company had $672,000 of goodwill recorded on its financial statements related to the acquisition of SRC.

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)
NOTE 6. CONTRACTS IN PROGRESS
Costs and estimated earnings on contracts in progress as of the periods indicated are summarized in the following table (in thousands):

	June 30,	December 31,
	2011	2010
Costs incurred on uncompleted contracts	$14,530	$9,912
Estimated earnings	4,423	3,138

Total revenues	18,953	13,050
Less: billings to date	19,136	13,325

Total	$(183)	$(275)

Balance sheet classification:
Costs in excess of billings on uncompleted contracts	$69	$22
Billings in excess of costs on uncompleted contracts	(252)	(297)

Total	$(183)	$(275)

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

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)
In conjunction with the signing of the lease agreement for the Solon, Ohio office building and to satisfy past due amounts, the Company delivered an unsecured Promissory Note to its landlord in the amount of $676,000 which bears interest at a rate of 10% annually commencing May 1, 2011 and has a maturity date of April 30, 2014. In addition, the Company made a payment of approximately $121,000 on May 9, 2011, not subject to interest, and made gross rent payments of $200,000, during the period September 1, 2010 to April 30, 2011, which reduced the balance of the note at inception to $355,000.
Through its United Kingdom subsidiary, the Company maintains a British pounds sterling-denominated bank overdraft facility with Lloyds Bank Plc, in the amount of £100.000, which was approximately $160,000 based on the exchange rate at June 30, 2011. There were no borrowings against this facility as of June 30, 2011 or December 31, 2010. This facility is renewed annually on January 1. The interest rate for this facility in 2011 is a variable interest rate equal to the Bank of England’s Bank Rate, which was 0.50% at June 30, 2011, plus 3.10%. The interest rate on the facility at December 31, 2010 was 2.75%.
Future maturities of remaining borrowings are (in thousands):

Long-Term
Year ending December 31,	Borrowings
2011	$573
2012	49
2013	1,704
2014	59
2015	65
2016 and thereafter	168

Gross long-term borrowings	2,618
Less: discounts on long-term borrowings	(332)

Total commitment, net	2,286

Less: portion classified as current	(562)

Long-term borrowings, net	$1,724

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
JUNE 30, 2011
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
The following summarizes the Company’s reportable segment data for periods indicated (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Solutions:
Net sales	$3,344	$4,935	$5,946	$10,215
Cost of goods sold	2,947	4,051	5,000	8,338

Gross profit	397	884	946	1,877
Operating expenses:
Sales and marketing	372	354	721	623
General and administrative	238	345	475	683

Total operating expenses	610	699	1,196	1,306

Segment (loss) income	$(213)	$185	$(250)	$571

Products:
Net sales	$4,849	$4,023	$7,707	$7,100
Cost of goods sold	3,698	3,339	5,946	6,014

Gross profit	1,151	684	1,761	1,086
Operating expenses:
Research and development	(131)	(134)	134	(79)
Sales and marketing	1,213	1,115	2,732	2,410
General and administrative	66	35	172	104
Restructuring expense	—	—	—	26

Total operating expenses	1,148	1,016	3,038	2,461

Segment income (loss)	$3	$(332)	$(1,277)	$(1,375)

Reconciliation of segment income (loss) to net loss:
Segment income (loss):
Solutions	$(213)	$185	$(250)	$571
Products	3	(332)	(1,277)	(1,375)

Total segment loss	(210)	(147)	(1,527)	(804)
Operating expenses:
Sales and marketing	51	49	118	104
General and administrative	740	1,136	1,975	2,408
Revaluation of equity instruments	—	329	56	1,750

Total operating expenses	791	1,514	2,149	4,262
Other (expense) income	(168)	(149)	(301)	(313)

Loss before income taxes	(1,169)	(1,810)	(3,977)	(5,379)
Provision for income taxes	(4)	(2)	(9)	(3)

Net loss	$(1,173)	$(1,812)	$(3,986)	$(5,382)

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)
The following table provides additional business unit gross profitability detail for the Company’s products-based business segment for the periods indicated (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Products segment net sales:
Pool and commercial products	$3,674	$3,228	$6,022	$5,734
Government products/R&D services	1,175	795	1,685	1,366

Total products segment net sales	4,849	4,023	7,707	7,100

Products segment cost of sales:
Pool and commercial products	2,564	2,161	4,364	3,698
Government products/R&D services	1,134	790	1,582	1,361
Unallocated manufacturing overhead	—	388	—	955

Total products segment cost of sales	3,698	3,339	5,946	6,014

Products segment gross profit:
Pool and commercial products	1,110	1,067	1,658	2,036
Government products/R&D services	41	5	103	5
Unallocated manufacturing overhead	—	(388)	—	(955)

Total products segment gross profit	$1,151	$684	$1,761	$1,086

Unallocated manufacturing overhead is defined as follows:
1)	costs associated with the operation and shut down of the Solon manufacturing facility which has been relocated to the Mexico facility and

2)	specific expenses which are not attributable to a specific business unit but rather are calculated on the total products business segment. Expenses include Solon manufacturing facility rent, Solon manufacturing depreciation, inventory reserves and accruals and Solon manufacturing support payroll and severance.
A geographic summary of net sales is as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
United States	$6,960	$8,263	$11,513	$15,547
International	1,233	695	2,140	1,768

Net sales	$8,193	$8,958	$13,653	$17,315

A geographic summary of long-lived assets, which consists of fixed assets, goodwill, and intangible assets, is as follows (in thousands):

	June 30,	December 31,
	2011	2010
United States	$4,254	$4,676
International	88	119

Long-lived assets, net	$4,342	$4,795

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)
NOTE 10. INCOME TAXES
At June 30, 2011, the Company has recorded a full valuation allowance against its deferred tax asset in the United States, due to uncertainties related to the Company’s ability to utilize its deferred tax assets, primarily consisting of certain net operating losses carried forward. The valuation allowance is based upon the Company’s estimates of taxable income by jurisdiction and the period over which its deferred tax assets will be recoverable.
NOTE 11. COMMITMENTS AND CONTINGENCIES
In July 2011, the Company and its landlord for the Solon, Ohio office, located at 32000 Aurora Road, signed an amended and restated sublease agreement that will resolve past due amounts under the lease agreement, which expired April 30, 2011, as well as the terms by which the Company and its landlord will enter into an extension of the previous lease. The terms includes a reduction of the gross rent to $25,000 for the period September 1, 2010 to April 30, 2011 (the “period”), an extension of the lease until April 30, 2014 with a Company option to extend thereafter and a reduction in both the square footage of the premises and the gross rent per square foot to be paid from May 1, 2011 to April 30, 2014. In conjunction with the signing of the lease agreement and to satisfy past due amounts, the Company delivered an unsecured Promissory Note to the landlord. For details relating to this promissory note, please see Note 7, Long Term Borrowings.
In connection with the acquisition of SRC, the Company maintains a performance-related contingent obligation related to a 2.5% payout based upon the annual revenues of the acquired business over 42 months commencing January 1, 2010, and a $500,000 fee if the market price of the Company’s common stock is not equal to or greater than $2.00 per share for at least twenty trading days between June 30, 2010 and June 30, 2013. The Company accrued for this potential fee at the time of the agreement. For the three and six months ended June 30, 2011, the Company has paid $60,000 and $170,000, respectively, relating to this 2.5% payout. For the three and six months ended June 30, 2010, the Company has paid $131,000 and $257,000, respectively.
NOTE 12. RELATED PARTY TRANSACTIONS
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
In the Company’s subscription rights offering discussed above, an investor inadvertently purchased 1,000,000 shares of our common stock at $0.75 per share. The Company agreed to facilitate the sale of these shares to another shareholder or investor or to purchase them directly. A purchase of those shares by the Company would have severely depleted its cash-on-hand and working capital. After contacting selected shareholders and investors, the Company introduced the investor to Quercus, one of the Company’s large shareholders. The Company was informed on December 30, 2009, by the investor and Quercus that Quercus had agreed to purchase those shares at $0.80 per share. At that time, the closing market price of a share of the Company’s common stock was approximately $0.65 per share. To facilitate the purchase of the 1,000,000 shares by Quercus, on December 30, 2009, the Company’s Board of Directors agreed with Quercus to reduce the exercise price of 1,560,062 warrants issued to Quercus, in the March 2008 private placement, to $0.01 per share upon the completion of the purchase of all 1,000,000 shares in 2010. The purchase of the 1,000,000 shares by Quercus was completed on February 20, 2010. The Company incurred a non-cash charge of $1,421,000 for the quarter ended June 30, 2010 related to the valuation of the warrants to purchase shares of the Company’s common stock acquired by Quercus in the Company’s March 2008 equity financing. On April 28, 2010, Quercus exercised the 2008 warrants. The Company’s shareholders approved the reduction in exercise price of the above mentioned warrants at its Annual Meeting on June 16, 2010.

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
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
SRC renders lighting design and lighting solution services to these related parties within the scope of their ordinary business activities. Conversely, these related parties, operating as electrical subcontractors, provide installation support services to SRC as part of their normal business. For the three months ended June 30, 2011 and 2010, related party sales totaled $474,000 and $1,410,000, respectively. Related party sales for the six months ended June 30, 2011, and 2010 totaled $828,000 and $3,943,000, respectively. Of these sales, the Company had $674,000 of receivables, including retainage, at June 30, 2011. Subcontractor installation support services provided by related parties for the three and six months ended June 30, 2011 was $2,477,000 and $4,061,000, respectively. For the three and six months ended June 30, 2010, subcontractor installation support services was $3,620,000 and $7,580,000, respectively. Of the support services provided, $2,205,000 was payable at June 30, 2011.
With the acquisition of SRC, the Company entered into an agreement with the seller, TLC, whereby, SRC would be guaranteed a profit percentage of 25% on certain projects which were begun prior to the acquisition or were out for bid at the time the acquisition occurred on December 31, 2009. During 2010, a significant portion of our projects were subject to this guarantee. During 2011, SRC continues to utilize TLC as an electrical subcontractor on certain projects which were not begun or were not out for bid at the time of the acquisition and, therefore, would not be subject to the guaranteed 25% gross profit percentage on these projects.
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
On December 31, 2009, the Company issued to Woodstone warrants to purchase up to 600,000 shares of the Company’s common stock at an exercise price of $0.65 per share, and with a term ending on December 31, 2014. The warrants become exercisable only if SRC receives from Woodstone firm contracts or purchase orders for at least $10,000,000 by June 30, 2013. The warrants vest in two tranches: 400,000 shares when contracts or purchase orders between SRC and Woodstone reach $10,000,000 and an additional 200,000 shares when contracts or purchase orders between SRC and Woodstone reach an additional $5,000,000. As of June 30, 2011, no warrants related to this issuance have vested.
The Company, in the agreement for the acquisition of SRC, provided for payment of a management fee to TLC for overhead expenses in support of up to $20,000,000 in project billings for 2010 on those projects which TLC provided installation support services. The management fee totaled $1,232,000, payable in equal monthly installments, and began January 31, 2010 and ended on December 31, 2010. Furthermore, an additional 8% management fee is payable for project billings above $20,000,000 in fiscal year 2010 and for fiscal years after December 31, 2010, where TLC provides installation support services on projects that were pending at the date of acquisition of SRC. For the fiscal year ending December 31, 2010, the Company did not exceed the $20,000,000 threshold and incurred only the $1,232,000 of management fees as stipulated in the agreement. For the three months ended June 30, 2011 and 2010, the Company incurred $167,000 and $308,000, respectively, of expense relating to this management fee. For the six months ended June 30, 2011 and 2010, the Company incurred $269,000 and $616,000, respectively, of expense relating to this management fee.

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)
NOTE 13. LEGAL MATTERS
On January 29, 2010, a competitor and former supplier filed a complaint against the Company in the Court of Chancery of the State of Delaware, alleging that the Company had misused proprietary trade secrets, breached a contract, and engaged in deceptive trade practices relating to one of the Company’s lighting products. The complaint sought injunctive relief and damages. The Company answered the complaint and filed a counterclaim for breach of contract. The parties settled and dismissed the case in the second quarter of 2011. In the opinion of management, neither the defense of the lawsuit nor the implementation of the settlement has had or will have an adverse effect on the Company’s financial condition, cash flows, or results of operations.
NOTE 14. SUBSEQUENT EVENTS
On August 11, 2011 the Company entered into a Letter of Credit Agreement (“LOC”) with Mark Plush, Chief Financial Officer of the Company, for $250,000. This LOC has term of 24 months and bears interest at a rate of 12.5% on the face amount. The LOC is collateralized by the assignment of proceeds of the cash collateral on deposit with the insurance company related to the company’s surety bonding program. This LOC is subordinated to the senior indebtedness of the Company. As an incentive to enter into the LOC, the Company issued five-year, detached warrants to purchase 125,000 shares of common stock at an exercise price of $0.01 per share.
The Company did not register the offering and issuance of the warrant, or of the underlying shares of common stock, under the Securities Act of 1933, as amended, in reliance upon the exemption from registration under the Act in Section 4(2) of the Act. The purchaser of the warrants qualifies as an accredited investor under the the U.S. Securities and Exchange Commission’s Regulation D.

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
When used in this discussion, the words “expects,” “anticipates,” “estimates,” “plan,” and similar expressions are intended to identify forward-looking statements. These statements, which include statements as to our expected sales and gross profit margins, expected operating expenses and capital expenditure levels, our sales and marketing expenses, our general and administrative expenses, expected expenses related to compliance with the Sarbanes-Oxley Act of 2002, the adequacy of capital resources and necessity to raise additional funds, our critical accounting policies, expected benefits from our consolidation and statements regarding pending litigation are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as our ability to manage expenses, our ability to reduce manufacturing overhead and general and administrative expenses as a percentage of sales, our ability to collect on doubtful accounts receivable, our ability to increase cash balances in future quarters, the cost of enforcing or defending intellectual property, unforeseen adverse competitive, economic or other factors that may impact our cash position, risks associated with raising additional funds, and risks associated with our pending litigation. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.
Overview
Energy Focus, Inc. and its subsidiaries engage in the design, development, manufacturing, marketing, and installation of energy-efficient lighting systems and solutions where we serve two segments:
•	product-based sales providing military, general commercial and industrial lighting and pool lighting offerings, each of which markets and sells energy-efficient lighting systems; and
•	solutions-based sales providing turnkey, high-quality, energy-efficient lighting application alternatives primarily to the existing public-sector building market.
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
Results of Operations
Cash Utilization
Cash and cash equivalents were $969,000 at June 30, 2011 as compared to $4,107,000 at December 31, 2010. This represents a decrease in cash and cash equivalents of $602,000 and $3,138,000 for the three and six months ended June 30, 2011, respectively. Included in cash and cash equivalents at June 30, 2011 and December 31, 2010 is $68,000 and $128,000, respectively, of restricted cash related to funds received from a grant from/for a branch of United States government. For the three and six months ended June 30, 2010, cash increased $289,000 and $1,037,000, respectively, which included $1,150,000 of cash received from the selling of a Secured Subordinated Promissory Note in the first quarter of 2010.

Net Sales and Gross Profit
Solutions-based net sales were $3,344,000 and $5,946,000 for the three and six months ended June 30, 2011, respectively, compared to $4,935,000 and $10,215,000 for the three and six months ended June 30, 2010, respectively. This decrease is related to the timing of the recognition of revenue associated with contracts in our backlog and the number, size and scope of projects which were in progress or available for start during the first half of 2011 as compared to the first half of 2010. Our solutions-based backlog at June 30, 2011 and 2010 was $1,738,000 and $4,863,000, respectively. This decrease in our backlog is a result of delays and number of signed contracts coming to realization during the first half of 2011. Product-based net sales were $4,849,000 for the three months ended June 30, 2011; an increase of $826,000, compared to $4,023,000 for the three months ended June 30, 2010. Product-based net sales were $7,707,000 for the six months ended June 30, 2011; an increase of $607,000, compared to $7,100,000 for the six months ended June 30, 2010.
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
Gross profit was $1,548,000 for the three months ended June 30, 2011 compared to $1,568,000 for the three months ended June 30, 2010. The gross profit margin, as a percentage of sales, increased 1.4 percentage points to 18.9% for the three months ended June 30, 2011, as compared to 17.5% for the three months ended June 30, 2010. Gross profit was $2,707,000 for the six months ended June 30, 2011 compared to $2,963,000 for the three months ended June 30, 2010. The gross profit margin, as a percentage of sales, increased 2.7 percentage points to 19.8% for the six months ended June 30, 2011, as compared to 17.1% for the six months ended June 30, 2010. The increases in gross profit margin are primarily the result of higher profit margins relating to our product-based net sales and product-based business in the first half of 2011 coupled with a reduction in manufacturing overhead associated with our US product-based business, which was partially offset by decreased margins in our solutions-based business.
Research and Development
Gross research and development expenses were $214,000 for the quarter ended June 30, 2011, compared to $62,000 for the quarter ended June 30, 2010. For the six months ended June 30, 2011 and 2010, gross research and development expenses were $805,000 and $402,000, respectively.
Research and development expenses include salaries, contractor and consulting fees, supplies and materials, as well as costs related to other overhead such as depreciation and facilities costs. Research and development costs are expensed as they are incurred. Our gross research and development expenses are reduced on a proportional performance basis under DARPA SBIR development contracts. During 2009, 2010 and 2011, SBIR contracts were signed totaling $2,548,000 to be reimbursed over a two-year recovery period, respectively. Of this total contract amount, $1,817,000 was billed through June 30, 2011 with the remaining $731,000 categorized as unrecognized reductions of gross research and development expenses. The amount of credits incurred and accrued from government contracts were $345,000 for the quarter ended June 30, 2011, compared to $196,000 for the same period in 2010. For the six months ended June 30, 2011 and 2010, the amount of credits incurred and accrued from government contracts were $671,000 and $481,000, respectively. We are currently pursuing additional contracts through various government agencies, and anticipate being granted additional contracts throughout 2011.
When the government contract is for the delivery of a product or service, we recognize revenues from those government projects according to proportional performance method or actual deliveries made. Costs related to the completion of the sale are charged to cost of sales. Revenues recognized from completed deliveries were $1,175,000 and $794,000 for the quarters ended June 30, 2011 and 2010, respectively. Revenues recognized for the six months ended June 30, 2011 and 2010 were $1,685,000 and $1,366,000, respectively.
Total government reimbursements are the combination of revenues and credits from government contracts. For the quarters ended June 30, 2011 and 2010, our net credits were $1,520,000 and $990,000, respectively. Net credits for the six months ended June 30, 2011 and 2010 were $2,356,000 and $1,847,000, respectively. Net research and development income was $131,000 for the quarter ended June 30, 2011, compared to $134,000 for the same period in 2010. Net research and development expense for the six months ended June 30, 2011 was $134,000, compared to income of $79,000 for the same period in 2010.

The gross and net research and development spending along with credits from government contracts is shown in the following table (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
Net Research & Development Spending	2011	2010	2011	2010

Revenues	$1,175	$794	$1,685	$1,366

Expenses:
Gross research and development expenses	(214)	(62)	(805)	(402)
Credits from government contracts	345	196	671	481

Net research and development income / (expense)	$131	$134	$(134)	$79

Sales and Marketing
Sales and marketing expenses increased 7.8% to $1,636,000 for the three months ended June 30, 2011, as compared to $1,518,000 for the three months ended June 30, 2010. For the six months ended June 30, 2011, sales and marketing expenses increased 13.8% to $3,571,000, as compared to $3,137,000 for the three months ended June 30, 2010. This increase is primarily due to an increase in sales incentive costs and costs associated with new product introduction.
General and Administrative
General and administrative expenses decreased $472,000 to $1,044,000 for the three months ended June 30, 2011, as compared to $1,516,000 for the three months ended June 30, 2010. For the six months ended June 30, 2011, general and administrative expenses decreased $573,000 to $2,622,000, as compared to $3,195,000 for the three months ended June 30, 2010. The decrease is primarily the result of a reduction in amortization expense related to our intangible assets, a decrease in professional services fees and NASDAQ fees which were incurred in 2010 due to the increase in authorized shares of common stock.
Valuation of Equity Instruments
In the first quarter and six months of 2011, we recognized non-cash charges of $56,000 relating to the valuation of our common stock upon the issuance of 412,000 shares to Lincoln Park Capital Partners, LLC. During the first quarter of 2010, we recognized a non-cash charge of $1,421,000 related to the revaluation of warrants to purchase shares of our common stock acquired by The Quercus Trust (“Quercus”) in our March 2008 equity financing. During the second quarter of 2010, we recognized non-cash charges of $329,000, primarily related to the valuation of 350,000 warrants issued to Lincoln Park Capital Partners in May, 2010. Please refer to Note 12, Related Party Transactions, of our financial statements for a discussion of the transaction with Quercus.
Restructuring Expenses
During the three and six months ended June 30, 2011, we did not incur any restructuring expenses. For the six months ended June 30, 2010, we recognized restructuring expenses of $26,000, all of which was incurred during the first quarter. These expenses are associated with the relocation of our remaining manufacturing equipment and operations in Solon, Ohio to a warehouse facility located in California.
Other Income and Expenses
We had interest income of $1,000 and interest expense of $191,000 for the three months ended June 30, 2011. For the six months ended June 30, 2011, we had interest income of $2,000 and interest expense of $374,000. Interest income consists of interest earned on deposits. Interest expense includes interest on our long-term borrowings and contingent consideration, including any amortization of debt discounts related to these commitments. Please refer to Note 7, Long-Term Borrowings, of our financial statements for a more detailed discussion of our borrowings. For the three months ended June 30, 2010, interest income was $1,000 and interest expense was $149,000. For the six months ended June 30, 2010, interest income was $3,000 and interest expense was $250,000.
Net loss
We recorded a net loss of $1,173,000 for the three months ended June 30, 2011 compared to a net loss of $1,812,000 for the three months ended June 30, 2010, a 35.3% decrease from the same period last year. For the six months ended June 30, 2011, we recorded a net loss of $3,986,000, a 25.9% decrease compared to a net loss of $5,382,000 for the six months ended June 30, 2010.

Liquidity and Capital Resources
Cash and Cash Equivalents
At June 30, 2011, our cash and cash equivalents were $969,000, including restricted cash of $63,000 relating to funds received from a grant from/for a branch of United States government, as compared to $4,107,000, including restricted cash of $128,000, at December 31, 2010, a net cash decrease of $3,138,000 for the six months ended June 30, 2011. This compares to a net cash increase of $1,037,000 for six months ended June 30, 2010, which included $1,150,000 of cash received from the selling of a Secured Subordinated Promissory Note.
Net Cash Used in Operating Activities
Net cash used in operating activities primarily consists of our net loss adjusted by non-cash items, including depreciation, amortization, equity valuations and stock-based compensation, as well as the effect of changes in working capital. Net cash used in operating activities was $3,757,000 for the six months ended June 30, 2011 compared to a net cash usage of $252,000 for the six months ended June 30, 2010. This increase in cash usage is primarily the result of the timing of disbursements to subcontractors and certain vendors in support of our solutions-based business.
Net Cash Used in Investing Activities
Net cash used in investing activities was $194,000 for the six months ended June 30, 2011, compared to a net cash usage of $54,000 for the six months ended June 30, 2010. During both periods, the net cash used was primarily for the acquisition of equipment.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $797,000 for the six months ended June 30, 2011. The cash provided was primarily due to the issuance of 412,000 shares of our common stock to Lincoln Park Capital Fund, LLC (“LPC”) as described in further detail below and the issuance of a $355,000 unsecured promissory note as described below under the caption “Long-Term Borrowings.” Net cash provided by financing activities for the six months ended June 30, 2010 was $1,384,000 which was primarily the result of us issuing a secured subordinated note payable to EF Energy Partners.
On March 17, 2010, we entered into a Purchase Agreement (the “Purchase Agreement”) with LPC of Chicago, Illinois and issued to them 120,000 shares of our common stock. Under the Purchase Agreement, on May 31, 2010, we sold and issued to LPC, and LPC purchased from us, 360,500 shares of our common stock, together with warrants (“Warrants”) to purchase 350,000 shares at an exercise price of $1.20 per share, for a total consideration of $375,000. The Warrants have a term of five years, are not exercisable until December 1, 2010, and expire on December 1, 2015. Under the Purchase Agreement, LPC has also agreed to purchase up to an additional 3,650,000 shares of our common stock at our option over approximately 25 months. As often as every five (5) business days, we have the right to direct LPC to purchase a calculated number of shares as defined by the terms of the Purchase Agreement. We can suspend purchases or accelerate the number of shares to be purchased at any time. No sales of shares may occur below $1.00 per share. The purchase prices of the shares will be based on the market prices of our shares at the time of sale, as computed under the Agreement without any fixed discount. We may at any time in our sole discretion terminate the Agreement without fee, penalty, or cost upon five business dates notice. In connection with the transactions contemplated by the Purchase Agreement, the Company filed a Registration Statement (the “Registration Statement”) with the U.S. Securities & Exchange Commission (the “SEC”) to register under the Securities Act of 1933, as amended, the shares of common stock associated with this transaction. On July 14, 2010, we received a Notice of Effectiveness from the SEC relating to the Registration Statement. As of December 31, 2010, we sold and issued to LPC, and LPC purchased from us, a total of 705,550 shares of our common stock for a total consideration of $791,000 which was offset by expenses of $139,000. In the first six months of 2011, we sold and issued to LPC, and LPC purchased from us, a total of 412,000 shares of our common stock for a total consideration of $407,000. Although we retain the right, in our sole discretion, to terminate the agreement without fee, penalty, or cost, we reserve the right to continue to utilize this financing activity for general corporate and working capital purposes and pursuit of our business strategy.
On May 18, 2011 the Company received a notification from the NASDAQ Listing Qualifications Department indicating that, for the last 30 consecutive business days, the bid price of the Company’s common stock has closed below the minimum $1.00 per share requirement for continued listing on the NASDAQ Capital Market under NASDAQ Listing Rule 5550(a)(2). The Company, in accordance with NASDAQ Listing Rule 5810(c)(3)(A), has been provided 180 calendar days, or until November 14, 2011, to regain compliance with the minimum $1.00 per share requirement. If at any time during this grace period the bid price of the Company’s common stock closes at or above $1.00 per share for a minimum of ten consecutive days, the NASDAQ Stock Market will provide the Company with a written confirmation of compliance and the matter will be closed.

If the Company does not regain compliance with Listing Rule 5550(a)(2) by November 14, 2011, the Company may be notified that its common stock is subject to delisting. At that time, the Company may appeal NASDAQ’s determination to delist its common stock to a Hearings Panel.
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
In conjunction with the signing of the lease agreement for the Solon, Ohio office building and to satisfy past due amounts, we delivered an unsecured Promissory Note to our landlord in the amount of $676,000 which bears interest at a rate of 10% annually commencing May 1, 2011 and has a maturity date of April 30, 2014. In addition, we made a payment of approximately $121,000 on May 9, 2011, not subject to interest, and made gross rent payments of $200,000, during the period September 1, 2010 to April 30, 2011, which reduced the balance of the note at inception to $355,000.
Through our subsidiary in the United Kingdom, we maintain a British pounds sterling-denominated bank overdraft facility with Lloyds Bank Plc, in the amount of £100.000, which was approximately $160,000 based on the exchange rate at June 30, 2011. There were no borrowings against this facility as of June 30, 2011 or December 31, 2010. This facility is renewed annually on January 1. The interest rate for this facility in 2011 is a variable interest rate equal to the Bank of England’s Bank Rate, which was 0.50% at June 30, 2011, plus 3.10%. The interest rate on the facility at December 31, 2010 was 2.75%.
Liquidity
Historically, we have incurred losses attributable to operational performance which have negatively impacted cash flows. Although management continues to address many of the legacy issues that have historically burdened our financial performance, we still face challenges in order to reach profitability. In order for us to attain profitability and growth, we will need to successfully address these challenges, including the continuation of cost reductions throughout the organization, execution of our marketing and sales plans for our turnkey energy-efficient lighting solutions business, the development of new technologies into sustainable product lines and continued improvements in supply chain performance.
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
Recent Accounting Pronouncements
In April 2011, the Financial Accounting Standards Board (“FASB”) issued revisions to the accounting guidance related to troubled debt restructuring. This new guidance is effective for the first interim or annual period beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption. The adoption of this new guidance did not have a material effect on the Company’s consolidated results of operations, cash flows or financial position.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of June 30, 2011, we had British pounds sterling-denominated cash valued at $128,000 held in the United Kingdom, based on the exchange rate at that date. The balances for cash held in the United Kingdom are subject to exchange rate risk. We have a policy of maintaining cash balances in local currency unless an amount of cash is occasionally transferred in order to repay inter-company debts.
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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On January 29, 2010, a competitor and former supplier filed a complaint against the Company in the Court of Chancery of the State of Delaware, alleging that the Company had misused proprietary trade secrets, breached a contract, and engaged in deceptive trade practices relating to one of the Company’s lighting products. The complaint sought injunctive relief and damages. The Company answered the complaint and filed a counterclaim for breach of contract. The parties settled and dismissed the case in the second quarter of 2011. In the opinion of management, neither the defense of the lawsuit nor the implementation of the settlement has had or will have an adverse effect on the Company’s financial condition, cash flows, or results of operations.
From time to time, in the ordinary course of business we become involved in other litigation which, in our opinion, does not have a material adverse effect on our financial position, results of operations, or cash flows.
ITEM 1A. RISK FACTORS
Reference is made to the Risk Factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 (the “Annual Report”). Other than the risk factor listed below, there have been no significant changes in those risk factors as set forth in the Annual Report.
Compliance with the continued listing requirements of the NASDAQ Stock Market.
On May 18, 2011 the Company received a notification from the NASDAQ Listing Qualifications Department indicating that, for the last 30 consecutive business days, the bid price of the Company’s common stock has closed below the minimum $1.00 per share requirement for continued listing on the NASDAQ Capital Market under NASDAQ Listing Rule 5550(a)(2). The Company, in accordance with NASDAQ Listing Rule 5810(c)(3)(A), has been provided 180 calendar days, or until November 14, 2011, to regain compliance with the minimum $1.00 per share requirement. If at any time during this grace period the bid price of the Company’s common stock closes at or above $1.00 per share for a minimum of ten consecutive days, the NASDAQ Stock Market will provide the Company with a written confirmation of compliance and the matter will be closed.
If the Company does not regain compliance with Listing Rule 5550(a)(2) by November 14, 2011, the Company may be notified that its common stock is subject to delisting. At that time, the Company may appeal NASDAQ’s determination to delist its common stock to a Hearings Panel.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The information contained above in Note 14 to the Condensed Consolidated Financial Statements in Item 1 of Part I of this report is hereby incorporated by reference into this Item 2 of Part II of this report.
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

ENERGY FOCUS, INC.
Date: August 15, 2011	By:	/s/ Joseph G. Kaveski
Joseph G. Kaveski
Chief Executive Officer

	By:	/s/ Mark J. Plush
Mark J. Plush
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.