Form 10-Q
period 2011-09-30
ENERGY FOCUS, INC/DE
filed 2011-11-14
CIK 924168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None

(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of October 31, 2011 was 24,845,222.

Item 1.	Financial Statements

ENERGY FOCUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands except share and per share data)

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,803	$3,979
Restricted cash	87	128
Accounts receivable trade, net of allowances of $365 in 2011 and $446 in 2010	3,281	5,483
Retainage receivable	597	731
Inventories, net	3,135	2,543
Costs in excess of billings	17	22
Prepaid and other current assets	768	632

Total current assets	9,688	13,518

Property and equipment, net	2,206	2,446
Goodwill	672	672
Intangible assets, net	1,190	1,677
Collateralized assets	1,000	2,000
Other assets	15	61

Total assets	$14,771	$20,374

LIABILITIES
Current liabilities:
Accounts payable	$5,790	$7,167
Accrued liabilities	1,471	1,833
Short-term acquisition-related contingent liabilities	708	525
Deferred revenue	1,396	1,214
Billings in excess of costs	184	297
Current portion of long-term borrowings	580	481

Total current liabilities	10,129	11,517

Other deferred liabilities	50	28
Long-term acquisition-related contingent liabilities	590	827
Long-term borrowings	1,972	1,344

Total liabilities	12,741	13,716

SHAREHOLDERS’ EQUITY
Preferred stock, par value $0.0001 per share:
Authorized: 2,000,000 shares in 2011 and 2010
Issued and outstanding: no shares in 2011 and 2010	—	—
Common stock, par value $0.0001 per share:
Authorized: 60,000,000 shares in 2011 and 2010
Issued and outstanding: 24,845,000 at September 30, 2011 and 23,962,000 at December 31, 2010	1	1
Additional paid-in capital	75,909	75,094
Accumulated other comprehensive income	425	423
Accumulated deficit	(74,305)	(68,860)

Total shareholders’ equity	2,030	6,658

Total liabilities and shareholders’ equity	$14,771	$20,374

The accompanying notes are an integral part of these financial statements.

ENERGY FOCUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net sales	$6,046	$9,049	$19,699	$26,364
Cost of sales	4,831	7,187	15,777	21,539

Gross profit	1,215	1,862	3,922	4,825

Operating expenses (income):
Research and development	(278)	(22)	(144)	(101)
Sales and marketing	1,524	1,721	5,095	4,858
General and administrative	1,212	1,528	3,834	4,723
Valuation of equity instruments	—	53	56	1,803
Restructuring charges	—	—	—	26

Total operating expenses	2,458	3,280	8,841	11,309

Loss from operations	(1,243)	(1,418)	(4,919)	(6,484)

Other income (expense):
Other (expense) income	(6)	9	65	(57)
Interest expense	(206)	(153)	(578)	(400)

Loss before income taxes	(1,455)	(1,562)	(5,432)	(6,941)

Provision for income taxes	(4)	(1)	(13)	(4)

Net loss	$(1,459)	$(1,563)	$(5,445)	$(6,945)

Net loss per share - basic and diluted	$(0.06)	$(0.07)	$(0.22)	$(0.31)

Shares used in computing net loss per share - basic and diluted	24,845	23,420	24,610	22,431

The accompanying notes are an integral part of these financial statements.

ENERGY FOCUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(amounts in thousands)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net loss	$(1,459)	$(1,563)	$(5,445)	$(6,945)

Other comprehensive income (loss):
Foreign currency translation adjustments	(27)	99	2	1

Comprehensive loss	$(1,486)	$(1,464)	$(5,443)	$(6,944)

The accompanying notes are an integral part of these financial statements.

ENERGY FOCUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine months ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(5,445)	$(6,945)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	463	597
Stock-based compensation	384	754
Valuation of equity instruments	56	1,803
Provision for doubtful accounts receivable	45	66
Amortization of intangible assets	487	805
Amortization of discounts on long-term borrowings	375	200
Deferred revenue	70	587
Gain on disposal of fixed assets	(10)	(16)
Changes in assets and liabilities:
Accounts receivable, inventories, and other assets	2,512	(1,956)
Accounts payable and accrued liabilities	(1,980)	4,260

Total adjustments	2,402	7,100

Net cash (used in) provided by operating activities	(3,043)	155

Cash flows from investing activities:
Acquisition of fixed assets	(222)	(138)
Proceeds from the sale of fixed assets	9	19

Net cash used in investing activities	(213)	(119)

Cash flows from financing activities:
Proceeds from issuances of common stock, net	450	493
Proceeds from other borrowings	605	1,150
Payments on other borrowings	(18)	—

Net cash provided by financing activities	1,037	1,643

Effect of exchange rate changes on cash	2	7

Net (decrease) increase in cash and cash equivalents	(2,217)	1,686
Cash and cash equivalents at beginning of period	4,107	1,062

Cash and cash equivalents at end of period	$1,890	$2,748

Classification of cash and cash equivalents:
Cash and cash equivalents	$1,803	$2,748
Restricted cash held	87	—

Cash and cash equivalents at end of period	$1,890	$2,748

The accompanying notes are an integral part of these financial statements.

ENERGY FOCUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

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

ENERGY FOCUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(Unaudited)

The interim financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The interim financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to our ability to continue as a going concern.

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

Liquidity

Historically, the Company has incurred losses attributable to operational performance which have negatively impacted cash flows. Although management continues to address many of the legacy issues that have historically burdened the Company’s financial performance, the Company still faces challenges in order to reach profitability. In order for the Company to attain profitability and growth, the Company will need to successfully address these challenges, including the continuation of cost reductions throughout the organization, execution of its marketing and sales plans for the Company’s turnkey energy-efficient lighting solutions business, execution of the $23 million U.S. Navy supply contract, the development of new technologies into sustainable product lines and continued improvements in supply chain performance.

The Company remains optimistic about obtaining the funding necessary to meet on-going tactical and strategic capital requirements. However, there can be no assurances that this objective will be successful. As such, the Company will continue to review and pursue selected external funding sources, if necessary, to execute these objectives including the following:

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

ENERGY FOCUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(Unaudited)

Retainage Receivable

The Company’s solutions-based sales are normally subject to a holdback of a percentage of the sale as retainage. This holdback is recorded on the Company’s Condensed Consolidated Balance Sheets as “Retainage receivable”. Retainage is a portion of the total bid price of a project that is held back by the customer until the project is complete and functioning satisfactorily according to the contract terms. Retainage percentages typically range from 5% to 10% and are collected anywhere from three to eighteen months from the inception of the project.

Collateralized Assets

The Company maintains $1,000,000 of cash collateral related to the surety bonding program associated with SRC. This cash is pledged to the surety carrier through December 2011, unless the Company is able to provide sufficient alternative means of collateralization satisfactory to the surety carrier.

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

A reconciliation of basic and diluted loss per share is provided as follows (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Basic and diluted loss per share:
Net loss	$(1,459)	$(1,563)	$(5,445)	$(6,945)

Basic and diluted loss per share:
Weighted average shares outstanding	24,845	23,420	24,610	22,431

Basic and diluted net loss per share	$(0.06)	$(0.07)	$(0.22)	$(0.31)

At September 30, 2011 and 2010, options and warrants to purchase 5,804,000 and 6,525,000 shares of common stock, respectively, were outstanding, but were not included in the calculation of diluted net loss per share because their inclusion would have been anti-dilutive.

Stock-Based Compensation

The Company’s stock-based compensation plan is described in detail in its Annual Report on Form 10-K for the year ended December 31, 2010. The following table summarizes the Company’s stock-based compensation (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Stock option expense	$75	$214	$171	$535
Executive & Director stock-based compensation	—	109	107	219
Employee incentive stock-based compensation	—	—	106	—

Total stock-based compensation	$75	$323	$384	$754

ENERGY FOCUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(Unaudited)

Total unearned compensation of $452,000 related to stock options remains at September 30, 2011 compared to $1,453,000 at September 30, 2010. These costs will be charged to expense, amortized on a straight line basis, in future periods through the third quarter of 2015. The weighted average period over which this unearned compensation is expected to be recognized is approximately 1.3 years.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. Estimates utilized in the calculation include the expected life of option, risk-free interest rate, and expected volatility, and are further comparatively detailed as follows:

	Nine months ended September 30,
	2011	2010
Fair value of options issued	$0.45	$0.73
Exercise price	$0.83	$1.07
Expected life of option	6.1 years	4.0 years
Risk-free interest rate	2.14%	1.77%
Expected volatility	56.39%	97.70%
Dividend yield	0%	0%

At the 2010 Annual Meeting of Shareholders (“Annual Meeting”) held on June 16, 2010, the shareholders approved an increase in the total number of shares of common stock that may be awarded under the 2008 Incentive Stock Plan from 1,000,000 shares to 3,000,000 shares. Under this plan, the Company granted 1,040,000 stock options through the nine months ended September 30, 2011 and 1,210,000 during the nine months ended September 30, 2010. Of the 1,210,000 stock options granted in 2010, 900,000 were performance-based stock options exercisable by the grantees if, and only if, the Company achieved required revenue and cash-flow generation targets as reported in the Company’s 2010 Form 10-K. The Company’s performance in 2010 did not meet most of these established performance goals and, consequently, 850,000 of these performance-based stock options were cancelled on April 1, 2011.

In the third quarter of 2010, the Board of Directors approved a program offering the independent Directors of the Company the option of accepting restricted shares of the Company’s common stock in lieu of quarterly cash compensation. Directors who chose to participate and accept restricted shares in lieu of cash compensation would receive the equivalent of two dollars ($2.00) of Company common stock for every one dollar ($1.00) of their normal cash compensation. Directors who chose to accept this program agreed to receive restricted shares as compensation for four consecutive quarters, covering the period of July 2010 until June 2011 with the aforementioned common stock vesting over an equivalent 12 month period. The price of the common stock shares was based on the closing price of the Company’s common stock on September 20, 2010. On September 1, 2010, four of the five Directors agreed to participate in this program and, subsequently, the participants were issued 123,000 shares of restricted common stock. Director stock compensation expense under this program related to these restricted shares amounted to $107,000 for the nine months ended September 30, 2011 and $53,000 for both the three and nine months ended September 30, 2010.

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

ENERGY FOCUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(Unaudited)

On December 31, 2009, the Company’s five executive officers, along with two other key executives of the Company, agreed to extend these salary reductions through June 30, 2010. On July 9, 2010, the Company’s Chief Executive Officer, with the approval of the Board of Directors, decided to continue the cash salary reductions through December 31, 2010. Each executive officer and key executive voluntarily accepted a 10% salary reduction for 2010, except for one executive officer who voluntarily accepted a 40% decrease for 2010. The number of restricted shares of Common Stock issued to each executive officer and key executive was equal to the dollar value of the individual’s salary reduction divided by the closing price per share of the Company’s Common Stock on December 30, 2009 and January 3, 2011, respectively. The total number of restricted shares of Common Stock issued to these officers and executives in 2010 was 284,000. The Company recorded compensation expense related to these restricted shares of $55,000 and $165,000 for the three and nine months ended September 30, 2010, respectively.

Product Warranties

The Company warrants finished goods against defects in material and workmanship under normal use and service for periods of one to three years for products and labor. Settlement costs consist of actual amounts expensed for warranty services which are largely a result of third-party service calls and the costs of replacement products. A liability for the estimated future costs under product warranties is maintained for products outstanding under warranty and is included in “Accrued liabilities” in the Condensed Consolidated Balance Sheets. The warranty activity for the respective years is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Balance at the beginning of the period	$100	$145	$126	$211
Accruals for warranties issued	23	22	45	(10)
Settlements made during the period (in cash or in kind)	(23)	(21)	(71)	(55)

Balance at the end of the period	$100	$146	$100	$146

NOTE 3. INVENTORIES

Inventories are stated at the lower of standard cost (which approximates actual cost determined using the first-in, first-out cost method) or market and consist of the following net of reserves (in thousands):

	September 30, 2011	December 31, 2010
Raw materials	$1,702	$1,579
Finished goods	1,433	964

Inventories	$3,135	$2,543

ENERGY FOCUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(Unaudited)

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets and consist of the following (in thousands):

	September 30, 2011	December 31, 2010
Equipment (useful life 3 - 15 years)	$5,909	$6,328
Tooling (useful life 2 - 5 years)	2,440	2,507
Furniture and fixtures (useful life 5 years)	150	161
Computer software (useful life 3 years)	373	373
Leasehold improvements (the shorter of useful life or lease life)	624	909
Construction in progress	88	14

Property and equipment at cost	9,584	10,292
Less: accumulated depreciation	(7,378)	(7,846)

Property and equipment, net	$2,206	$2,446

NOTE 5. GOODWILL AND INTANGIBLE ASSETS

The following table summarizes information related to net carrying value of intangible assets (in thousands):

	Amortization Life (in years)	September 30, 2011	December 31, 2010
Goodwill	n/a	$672	$672

Definite-lived intangible assets:
Tradenames	10	413	450
Customer relationships	5	777	1,227

Total definite-lived intangible assets		1,190	1,677

Total intangible assets, net		$1,862	$2,349

Amortization expense for intangible assets subject to amortization was $162,000 for the three months ended September 30, 2011, as compared to $268,000 for the three months ended September 30, 2010. Amortization expense for the nine months ended September 30, 2011 and 2010 was $487,000 and $805,000, respectively. The Company amortizes Tradenames on a straight-line basis over the estimated useful lives of the intangible assets. Customer relationships are amortized over their expected useful lives on an accelerated method that approximates the cash flows associated with those relationships. Based on the carrying value of amortized intangible assets the Company estimates amortization expense for future years to be as follows (in thousands):

Year ending December 31,	Amount
2011 fourth quarter	$162
2012	420
2013	253
2014	105
2015	50
2016 and thereafter	200

Total amortization expense	$1,190

As of September 30, 2011, the Company had $672,000 of goodwill recorded on its financial statements related to the acquisition of SRC.

ENERGY FOCUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(Unaudited)

NOTE 6. CONTRACTS IN PROGRESS

Costs and estimated earnings on contracts in progress as of the periods indicated are summarized in the following table (in thousands):

	September 30, 2011	December 31, 2010
Costs incurred on uncompleted contracts	$7,881	$9,912
Estimated earnings	2,391	3,138

Total revenues	10,272	13,050
Less: billings to date	10,439	13,325

Total	$(167)	$(275)

Balance sheet classification:
Costs in excess of billings on uncompleted contracts	$17	$22
Billings in excess of costs on uncompleted contracts	(184)	(297)

Total	$(167)	$(275)

NOTE 7. LONG-TERM BORROWINGS

On May 27, 2009, the Company entered into an unsecured promissory note (the “Note”) with The Quercus Trust (“Quercus”) in the amount of $70,000. Under the terms of this Note, the Company is obligated to pay The Quercus Trust the principal sum of the Note and interest accruing at a yearly rate of 1.00% in one lump sum payment on or before June 1, 2109. The Company received these funds on June 9, 2009.

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

In connection with the acquisition of SRC on December 31, 2009, the Company entered into an agreement with TLC Investments, LLC (“TLC”), whereby a Convertible Promissory Note (“Convertible Note”) was issued for the principal amount of $500,000. This Convertible Note bears interest at the Wall Street Journal Prime Rate plus two percent (2%), which along with the principal, is due and payable on June 30, 2013 (“maturity date”). This Convertible Note is secured by a first-lien-position security interest in all assets of SRC. Additionally, TLC has the right to convert the principal of the Convertible Note, in whole, but not in part, into 500,000 shares of our common stock at any time during the period commencing on June 30, 2010 and through the maturity date. Additionally, as a provision to the Convertible Note, if the reported closing price of a share of common stock of the Company is not equal to or greater than $2.00 for at least twenty (20) trading days between June 30, 2010 and June 30, 2013, the Company shall pay TLC an additional fee of $500,000 on the maturity date. The Company accrued for this contingent fee at the time of the agreement.

On March 30, 2010, the Company entered into an agreement with EF Energy Partners, LLC (“EF Energy”), an Ohio limited liability company, under which it sold to EF Energy a Secured Subordinated Promissory Note (“Subordinated Note”) for the principal amount of $1,150,000. The Company secured the full amount of this financing with a pledge of its United States gross accounts receivable and selected capital equipment. This Subordinated Note bears interest at a rate of 12.5%, which is payable quarterly, in arrears, commencing September 30, 2010. The entire outstanding principal balance of this Subordinated Note, together with all accrued interest thereon, is due and payable on March 30, 2013. Additionally, the Company issued to the eight investors in EF Energy five-year, detached penny warrants ($.01 per share) to purchase shares of its common stock at a rate of 0.2 warrants per dollar of financing, or 230,000 warrants, with an expiration date of March 30, 2015. The Company and EF Energy Partners are not related.

ENERGY FOCUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(Unaudited)

In conjunction with the signing of the lease agreement for the Solon, Ohio office building on August 1, 2011 and to satisfy past due rent amounts, the Company delivered an unsecured promissory note to its landlord in the amount of $676,000 which bears interest at a rate of 10% annually commencing May 1, 2011 and has a maturity date of April 30, 2014. In addition, the Company made a payment of approximately $121,000 on May 9, 2011, not subject to interest, and made gross rent payments of $200,000, during the period September 1, 2010 to April 30, 2011, which reduced the balance of the note at inception to $355,000.

On August 11, 2011, the Company entered into a Letter of Credit Agreement (“LOC”) with Mark Plush, Chief Financial Officer of the Company, for $250,000. This LOC has a term of 24 months and bears interest at a rate of 12.5% on the face amount. The LOC is collateralized by the assignment of proceeds of the cash collateral on deposit with the insurance company related to the Company’s surety bonding program. This LOC is subordinated to the senior indebtedness of the Company. As an incentive to enter into the LOC, the Company issued five-year, detached warrants to purchase 125,000 shares of common stock at an exercise price of $0.01 per share. The Company did not register the offering and issuance of the warrant, or of the underlying shares of common stock, under the Securities Act of 1933, as amended, in reliance upon the exemption from registration under the Act in Section 4(2) of the Act. The purchaser of the warrants qualifies as an accredited investor under the U.S. Securities and Exchange Commission’s Regulation D.

Through its United Kingdom subsidiary, the Company maintains a British pounds sterling-denominated bank overdraft facility with Lloyds Bank Plc, in the amount of £100,000, which was approximately $156,000 based on the exchange rate at September 30, 2011. There were no borrowings against this facility as of September 30, 2011 or December 31, 2010. This facility is renewed annually on January 1. The interest rate for this facility in 2011 is a variable interest rate equal to the Bank of England’s Bank Rate, which was 0.50% at September 30, 2011, plus 3.10%. The interest rate on the facility at December 31, 2010 was 2.75%.

Future maturities of remaining borrowings are (in thousands):

Year ending December 31,	Long-Term Borrowings
2011	$561
2012	49
2013	1,954
2014	59
2015	65
2016 and thereafter	168

Gross long-term borrowings	2,856
Less: discounts on long-term borrowings	(304)

Total commitment, net	2,552

Less: portion classified as current	(580)

Long-term borrowings, net	$1,972

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

SEPTEMBER 30, 2011

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

The following summarizes the Company’s reportable segment data for periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Solutions:
Net sales	$2,014	$4,416	$7,960	$14,631
Cost of sales	1,686	3,657	6,686	11,995

Gross profit	328	759	1,274	2,636
Operating expenses (income):
Sales and marketing	311	425	1,032	1,048
General and administrative	231	397	706	1,080

Total operating expenses	542	822	1,738	2,128

Segment (loss) income	$(214)	$(63)	$(464)	$508

Products:
Net sales	$4,032	$4,633	$11,739	$11,733
Cost of sales	3,145	3,530	9,091	9,544

Gross profit	887	1,103	2,648	2,189
Operating expenses (income):
Research and development	(278)	(22)	(144)	(101)
Sales and marketing	1,140	1,252	3,872	3,662
General and administrative	85	75	257	179
Restructuring expense	—	—	—	26

Total operating expenses	947	1,305	3,985	3,766

Segment loss	$(60)	$(202)	$(1,337)	$(1,577)

Reconciliation of segment income (loss) to net loss:
Segment income (loss):
Solutions	$(214)	$(63)	$(464)	$508
Products	(60)	(202)	(1,337)	(1,577)

Total segment loss	(274)	(265)	(1,801)	(1,069)
Operating expenses (income):
Sales and marketing	73	44	191	148
General and administrative	896	1,056	2,871	3,464
Valuation of equity instruments	—	53	56	1,803

Total operating expenses	969	1,153	3,118	5,415
Other expense	(212)	(144)	(513)	(457)

Loss before income taxes	(1,455)	(1,562)	(5,432)	(6,941)
Provision for income taxes	(4)	(1)	(13)	(4)

Net loss	$(1,459)	$(1,563)	$(5,445)	$(6,945)

ENERGY FOCUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(Unaudited)

The following table provides additional business unit gross profitability detail for the Company’s products-based business segment for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Products segment net sales:
Pool and commercial products	$3,127	$3,694	$9,149	$9,428
Government products/R&D services	905	939	2,590	2,305

Total products segment net sales	4,032	4,633	11,739	11,733

Products segment cost of sales:
Pool and commercial products	2,229	2,328	6,593	6,025
Government products/R&D services	916	925	2,498	2,286
Unallocated manufacturing overhead	—	277	—	1,233

Total products segment cost of sales	3,145	3,530	9,091	9,544

Products segment gross profit:
Pool and commercial products	898	1,366	2,556	3,403
Government products/R&D services	(11)	14	92	19
Unallocated manufacturing overhead	—	(277)	—	(1,233)

Total products segment gross profit	$887	$1,103	$2,648	$2,189

Unallocated manufacturing overhead is defined as follows:

1)	costs associated with the operation and shut down of the Solon manufacturing facility which has been relocated to the Mexico facility and

2)	specific expenses which are not attributable to a specific business unit but rather are calculated on the total products business segment. Expenses include Solon manufacturing facility rent, Solon manufacturing depreciation, inventory reserves and accruals and Solon manufacturing support payroll and severance.

A geographic summary of net sales is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
United States	$4,966	$8,048	$16,479	$23,595
International	1,080	1,001	3,220	2,769

Net sales	$6,046	$9,049	$19,699	$26,364

A geographic summary of long-lived assets, which consists of fixed assets, goodwill, and intangible assets, is as follows (in thousands):

	September 30, 2011	December 31, 2010
United States	$3,999	$4,676
International	69	119

Long-lived assets, net	$4,068	$4,795

ENERGY FOCUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(Unaudited)

NOTE 10. INCOME TAXES

At September 30, 2011, the Company has recorded a full valuation allowance against its deferred tax asset in the United States, due to uncertainties related to the Company’s ability to utilize its deferred tax assets, primarily consisting of certain net operating losses carried forward. The valuation allowance is based upon the Company’s estimates of taxable income by jurisdiction and the period over which its deferred tax assets will be recoverable.

NOTE 11. COMMITMENTS AND CONTINGENCIES

In August 2011, the Company and its landlord for the Solon, Ohio office, located at 32000 Aurora Road, finalized an amended and restated sublease agreement that resolved past due amounts under the lease agreement, which expired April 30, 2011, as well as the terms by which the Company and its landlord entered into an extension of the previous lease. The terms of the agreement include a reduction of the gross rent to $25,000 for the period September 1, 2010 to April 30, 2011 (the “period”), an extension of the lease until April 30, 2014 with a Company option to extend thereafter and a reduction in both the square footage of the premises and the gross rent per square foot to be paid from May 1, 2011 to April 30, 2014. In conjunction with the signing of the lease agreement and to satisfy past due amounts, the Company delivered an unsecured Promissory Note to the landlord. For details relating to this promissory note, please see Note 7 Long Term Borrowings.

In connection with the acquisition of SRC, the Company maintains a performance-related contingent obligation related to a 2.5% payout based upon the annual revenues of the acquired business over 42 months commencing January 1, 2010, and a $500,000 fee if the market price of the Company’s common stock is not equal to or greater than $2.00 per share for at least twenty trading days between June 30, 2010 and June 30, 2013. The Company accrued for this potential fee at the time of the agreement. For the three and nine months ended September 30, 2011, the Company has paid $86,000 and $255,000, respectively, relating to this 2.5% payout. For the three and nine months ended September 30, 2010, the Company has paid $123,000 and $380,000, respectively.

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

ENERGY FOCUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(Unaudited)

On December 29, 2009, and in conjunction with the acquisition of SRC, the Company entered into Letter of Credit Agreements (“LOC’s”) with John Davenport, President of the Company, and with Quercus, for $250,000 and $300,000, respectively. Additionally, on August 11, 2011, the Company entered into a LOC with Mark Plush, the CFO of Energy Focus, for $250,000. Please refer to Note 7 Long-Term Borrowings for further details regarding the terms of these LOC’s.

The Vice President of SRC is a minority owner in TLC as well as in Woodstone Energy, LLC (“Woodstone”), a Tennessee limited liability company, both of which are located in Nashville, Tennessee.

SRC renders lighting design and lighting solution services to these related parties within the scope of their ordinary business activities. Conversely, these related parties, operating as electrical subcontractors, provide installation support services to SRC as part of their normal business. For the three months ended September 30, 2011 and 2010, related party sales totaled $424,000 and $1,542,000, respectively. Related party sales for the nine months ended September 30, 2011, and 2010 totaled $1,358,000 and $5,485,000, respectively. Of these sales, the Company had $555,000 of receivables, including retainage, at September 30, 2011. Subcontractor installation support services and materials provided by related parties for the three and nine months ended September 30, 2011 was $1,176,000 and $5,049,000, respectively. For the three and nine months ended September 30, 2010, subcontractor installation support services and materials was $3,257,000 and $10,837,000, respectively. Of the support services provided, $1,427,000 was payable at September 30, 2011.

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

In connection with the acquisition of SRC on December 31, 2009, the Company entered into an agreement with TLC whereby a Convertible Promissory Note (“Convertible Note”) was issued for the principal amount of $500,000. This Convertible Note bears interest at a rate of the Wall Street Journal Prime Rate plus two percent (2%), which along with the principal, is due and payable on June 30, 2013. This Convertible Note is secured by a first-lien-position security interest in all assets of SRC. Additionally, TLC has the right to convert the principal of the Convertible Note, in whole, into 500,000 shares of the Company’s common stock at any time during the period commencing on June 30, 2010 and ending on the maturity date. Additionally, as a provision to the Convertible Note, if the reported closing price of a share of the Company’s common stock shall not be equal to or greater than $2.00 for at least twenty (20) trading days between June 30, 2010 and June 30, 2013, the Company shall pay TLC an additional fee of $500,000 on the maturity date.

On December 31, 2009, the Company issued to Woodstone warrants to purchase up to 600,000 shares of the Company’s common stock at an exercise price of $0.65 per share, and with a term ending on December 31, 2014. The warrants become exercisable only if SRC receives from Woodstone firm contracts or purchase orders for at least $10,000,000 by June 30, 2013. The warrants vest in two tranches: 400,000 shares when contracts or purchase orders between SRC and Woodstone reach $10,000,000 and an additional 200,000 shares when contracts or purchase orders between SRC and Woodstone reach an additional $5,000,000. As of September 30, 2011, no warrants related to this issuance have vested.

The Company, in the agreement for the acquisition of SRC, provided for payment of a management fee to TLC for overhead expenses in support of up to $20,000,000 in project billings for 2010 on those projects which TLC provided installation support services. The management fee totaled $1,232,000, payable in equal monthly installments, and began January 31, 2010 and ended on December 31, 2010. Furthermore, an additional 8% management fee is payable for project billings above $20,000,000 in fiscal year 2010 and for fiscal years after December 31, 2010, where TLC provides installation support services on projects that were pending at the date of acquisition of SRC. For the fiscal year ending December 31, 2010, the Company did not exceed the $20,000,000 threshold and incurred only the $1,232,000 of management fees as stipulated in the agreement. For the three months ended September 30, 2011 and 2010, the Company incurred $75,000 and $308,000, respectively, of expense relating to this management fee. For the nine months ended September 30, 2011 and 2010, the Company incurred $343,000 and $924,000, respectively, of expense relating to this management fee.

ENERGY FOCUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

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

Results of Operations

Cash Utilization

Cash and cash equivalents were $1,890,000 at September 30, 2011 as compared to $4,107,000 at December 31, 2010. This represents a decrease in cash and cash equivalents of $2,217,000 for the nine months ended September 30, 2011. Included in cash and cash equivalents at September 30, 2011 and December 31, 2010 is $87,000 and $128,000, respectively, of restricted cash related to funds received from a grant from/for a branch of United States government. For nine months ended September 30, 2010, cash increased $1,686,000 and included $1,150,000 of cash received from the selling of a Secured Subordinated Promissory Note in the first quarter of 2010.

Net Sales and Gross Profit

Solutions-based net sales were $2,014,000 and $7,960,000 for the three and nine months ended September 30, 2011, respectively, compared to $4,416,000 and $14,631,000 for the three and nine months ended September 30, 2010, respectively. This decrease is related to the size and number of projects which were completed in the first half of 2011 and the size and number of projects signed and started during the nine months ended September 30, 2011. Our solutions-based backlog at September 30, 2011 and 2010 was $854,000 and $3,946,000, respectively. This decrease in our backlog is a result of delays and number of signed contracts coming to realization during the first half of 2011 and available for start during the third quarter of 2011. Product-based net sales were $4,032,000 for the three months ended September 30, 2011 as compared to $4,633,000 for the three months ended September 30, 2010. Product-based net sales increased slightly to $11,739,000 for the nine months ended September 30, 2011 as compared to $11,733,000 for the nine months ended September 30, 2010.

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

Gross profit was $1,215,000 for the three months ended September 30, 2011 compared to $1,862,000 for the three months ended September 30, 2010. The gross profit margin, as a percentage of sales, was 20.1% for the three months ended September 30, 2011, as compared to 20.6% for the three months ended September 30, 2010. Reserves for excess and obsolete inventory increased $171,000 compared to the prior year’s third quarter, which had a 2.8% unfavorable impact on gross profit margins for the three months ended September 30, 2011. Gross profit was $3,922,000 for the nine months ended September 30, 2011 compared to $4,825,000 for the three months ended September 30, 2010. The gross profit margin, as a percentage of sales, increased 1.6 percentage points to 19.9% for the nine months ended September 30, 2011, as compared to 18.3% for the nine months ended September 30, 2010. For the nine months ended September 30, 2011, the increase in the gross profit margin are primarily the result of slightly higher profit margins relating to our product-based net sales coupled with a reduction in manufacturing overhead costs associated with our US product-based business, which was partially offset by slightly lower margins in our solutions-based business.

Research and Development

Gross research and development income was $362,000 for the quarter ended September 30, 2011, compared to expense of $164,000 for the quarter ended September 30, 2010. For the nine months ended September 30, 2011 and 2010, gross research and development expenses were $443,000 and $566,000, respectively.

Research and development expenses include salaries, contractor and consulting fees, supplies and materials, as well as costs related to other overhead such as depreciation and facilities costs. Research and development costs are expensed as they are incurred. Our gross research and development expenses are reduced on a proportional performance basis under SBIR development contracts. During 2009, 2010 and 2011, SBIR contracts were signed totaling $4,148,000 to be reimbursed over a three-year recovery period, respectively. Of this total contract amount, $2,439,000 was billed through September 30, 2011 with the remaining $1,709,000 to be billed in the future, which will reduce gross research and development expenses. The amount of expenses incurred and accrued from SBIR government contracts was $84,000 for the quarter ended September 30, 2011, compared to $186,000 in credits for the same period in 2010. For the nine months ended September 30, 2011 and 2010, the amount of credits incurred and accrued from government contracts were $587,000 and $667,000, respectively. We are currently pursuing additional contracts through various government agencies, and anticipate being granted additional contracts in 2012.

When the government contract is for the delivery of a product or service, we recognize revenues from those government projects according to proportional performance method or actual deliveries made. Costs related to the completion of the sale are charged to cost of sales. Revenues recognized from completed deliveries were $905,000 and $939,000 for the quarters ended September 30, 2011 and 2010, respectively. Revenues recognized for the nine months ended September 30, 2011 and 2010 were $2,590,000 and $2,305,000, respectively.

Total government reimbursements are the combination of revenues and credits from government contracts. For the quarters ended September 30, 2011 and 2010, our net credits were $821,000 and $1,125,000, respectively. Net credits for the nine months ended September 30, 2011 and 2010 were $3,177,000 and $2,972,000, respectively. Net research and development income was $278,000 for the quarter ended September 30, 2011, compared to $22,000 for the same period in 2010. Net research and development income for the nine months ended September 30, 2011 was $144,000, compared to $101,000 for the same period in 2010.

The gross and net research and development spending along with credits from government contracts is shown in the following table (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Net Research & Development Spending	2011	2010	2011	2010
Revenues	$905	$939	$2,590	$2,305

Expenses:
Gross research and development income / (expense)	362	(164)	(443)	(566)
(Expense) / credits from government contracts	(84)	186	587	667

Net research and development income	$278	$22	$144	$101

Sales and Marketing

Sales and marketing expenses decreased 11.4% to $1,524,000 for the three months ended September 30, 2011, as compared to $1,721,000 for the three months ended September 30, 2010. The decrease was due primarily to lower commission expense. For the nine months ended September 30, 2011, sales and marketing expenses increased 4.9% to $5,095,000, as compared to $4,858,000 for the nine months ended September 30, 2010. This increase is primarily the result of an increase in sales incentive costs and costs associated with new product introduction.

General and Administrative

General and administrative expenses decreased $316,000, or 20.7%, to $1,212,000 for the three months ended September 30, 2011, as compared to $1,528,000 for the three months ended September 30, 2010. The decrease was due mainly to lower amortization expense related to intangible assets. For the nine months ended September 30, 2011, general and administrative expenses decreased $889,000, or 18.8%, to $3,834,000, as compared to $4,723,000 for the nine months ended September 30, 2010. The decreases are primarily the result of a reduction in amortization expense related to our intangible assets relating to the acquisition of SRC and a decrease in legal and accounting fees.

Valuation of Equity Instruments

In the nine months of 2011, we recognized non-cash charges of $56,000 relating to the valuation of our common stock upon the issuance of 412,000 shares to Lincoln Park Capital Partners, LLC. During the nine months of 2010, we recognized a non-cash charge of $1,421,000 related to the revaluation of warrants to purchase shares of our common stock acquired by The Quercus Trust (“Quercus”) in our March 2008 equity financing. In addition, we recognized non-cash charges of $329,000, primarily related to the valuation of 350,000 warrants issued to Lincoln Park Capital Partners in May, 2010 and $53,000 of non-cash charges relating to 191,000 shares of our common stock issued to LPC during the nine months ending September 30, 2011. Please refer to Note 12, Related Party Transactions, of our financial statements for a discussion of the transaction with Quercus.

Restructuring Expenses

During the three and nine months ended September 30, 2011, we did not incur any restructuring expenses. For the nine months ended September 30, 2010, we recognized restructuring expenses of $26,000, all of which was incurred during the first quarter. These expenses are associated with the relocation of our manufacturing equipment and operations from Solon, Ohio to a warehouse facility located in California.

Other Income and Expenses

We had interest income of $1,000 and interest expense of $207,000 for the three months ended September 30, 2011. For the nine months ended September 30, 2011, we had interest income of $4,000 and interest expense of $582,000. Interest income consists of interest earned on deposits. Interest expense includes interest on our long-term borrowings and contingent consideration, including any amortization of debt discounts related to these commitments. Please refer to Note 7, Long-Term Borrowings, of our financial statements for a more detailed discussion of our borrowings. For the three months ended September 30, 2010, interest income was $1,000 and interest expense was $154,000. For the nine months ended September 30, 2010, interest income was $4,000 and interest expense was $404,000.

Net loss

We recorded a net loss of $1,459,000 for the three months ended September 30, 2011 compared to a net loss of $1,563,000 for the three months ended September 30, 2010, a 6.7% decrease from the same period last year. For the nine months ended September 30,

2011, we recorded a net loss of $5,445,000, a 21.6% decrease compared to a net loss of $6,945,000 for the nine months ended September 30, 2010.

Liquidity and Capital Resources

Cash and Cash Equivalents

At September 30, 2011, our cash and cash equivalents were $1,890,000, including restricted cash of $87,000 relating to funds received from a grant from/for a branch of United States government, as compared to $4,107,000, including restricted cash of $128,000, at December 31, 2010, a net cash decrease of $2,217,000 for the nine months ended September 30, 2011. This compares to a net cash increase of $1,686,000 for nine months ended September 30, 2010, which included $1,150,000 of cash received from the selling of a Secured Subordinated Promissory Note.

Net Cash Used in Operating Activities

Net cash used in operating activities primarily consists of our net loss adjusted by non-cash items, including depreciation, amortization, equity valuations and stock-based compensation, as well as the effect of changes in working capital. Net cash used in operating activities was $3,043,000 for the nine months ended September 30, 2011 compared to net cash provided of $155,000 for the nine months ended September 30, 2010. This increase in cash usage is primarily the result of the timing of disbursements to subcontractors and certain vendors in support of our solutions-based business as well as expenditures incurred relating to our ongoing government contracts.

Net Cash Used in Investing Activities

Net cash used in investing activities was $213,000 for the nine months ended September 30, 2011, compared to a net cash usage of $119,000 for the nine months ended September 30, 2010. During both periods, the net cash used was primarily for the acquisition of equipment relating to our information systems.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $1,037,000 for the nine months ended September 30, 2011. The cash provided was primarily due to $407,000 of proceeds received from the issuance of 412,000 shares of our common stock to Lincoln Park Capital Fund, LLC (“LPC”) as described in further detail below, the issuance of a $355,000 unsecured promissory note and $250,000 received in an letter of credit agreement with our Chief Financial Officer, Mark Plush, both of which are described in further detail below under the caption “Long-Term Borrowings.” Net cash provided by financing activities for the nine months ended September 30, 2010 was $1,643,000 which was primarily the result of us issuing a secured subordinated note payable to EF Energy Partners.

As referenced above, on March 17, 2010, we entered into a Purchase Agreement (the “Purchase Agreement”) with LPC of Chicago, Illinois and issued to them 120,000 shares of our common stock. Under the Purchase Agreement, on May 31, 2010, we sold and issued to LPC, and LPC purchased from us, 360,500 shares of our common stock, together with warrants (“Warrants”) to purchase 350,000 shares at an exercise price of $1.20 per share, for a total consideration of $375,000. The Warrants have a term of five years, are not exercisable until December 1, 2010, and expire on December 1, 2015. Under the Purchase Agreement, LPC has also agreed to purchase up to an additional 3,650,000 shares of our common stock at our option over approximately 25 months. As often as every five (5) business days, we have the right to direct LPC to purchase a calculated number of shares as defined by the terms of the Purchase Agreement. We can suspend purchases or accelerate the number of shares to be purchased at any time. No sales of shares may occur below $1.00 per share. The purchase prices of the shares will be based on the market prices of our shares at the time of sale, as computed under the Agreement without any fixed discount. We may at any time in our sole discretion terminate the Agreement without fee, penalty, or cost upon five business dates notice. In connection with the transactions contemplated by the Purchase Agreement, we filed a Registration Statement (the “Registration Statement”) with the U.S. Securities & Exchange Commission (the “SEC”) to register under the Securities Act of 1933, as amended, the shares of common stock associated with this transaction. On July 14, 2010, we received a Notice of Effectiveness from the SEC relating to the Registration Statement. As of December 31, 2010, we sold and issued to LPC, and LPC purchased from us, a total of 705,550 shares of our common stock for a total consideration of $791,000 which was offset by expenses of $139,000. In the first nine months of 2011, we sold and issued to LPC, and LPC purchased from us, a total of 412,000 shares of our common stock for a total consideration of $407,000. Although we retain the right, in our sole discretion, to terminate the agreement without fee, penalty, or cost, we reserve the right to continue to utilize this financing activity for general corporate and working capital purposes and pursuit of our business strategy.

On May 18, 2011 we received a notification from the NASDAQ Listing Qualifications Department indicating that, for the last 30 consecutive business days, the bid price of the Company’s common stock had closed below the minimum $1.00 per share requirement for continued listing on the NASDAQ Capital Market under NASDAQ Listing Rule 5550(a)(2). The Company, in accordance with NASDAQ Listing Rule 5810(c)(3)(A), has been provided 180 calendar days, or until November 14, 2011, to regain compliance with the minimum $1.00 per share requirement. If at any time during this grace period the bid price of our common stock closes at or above $1.00 per share for a minimum of ten consecutive days, the NASDAQ Stock Market will provide us with a written confirmation of compliance and the matter will be closed.

If we do not regain compliance with Listing Rule 5550(a)(2) by November 14, 2011, the Company may be notified that its common stock is subject to delisting. At that time, the Company may appeal NASDAQ’s determination to delist its common stock to a Hearings Panel.

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

In connection with the acquisition of Stones River Companies, LLC. (“SRC”) on December 31, 2009, we entered into an agreement with TLC Investments, LLC (“TLC”), whereby a Convertible Promissory Note (“Convertible Note”) was issued for the principal amount of $500,000. This Convertible Note bears interest at the Wall Street Journal Prime Rate plus two percent (2%), which along with the principal, is due and payable on June 30, 2013 (“maturity date”). This Convertible Note is secured by a first-lien-position security interest in all assets of SRC. Additionally, TLC has the right to convert the principal of the Convertible Note, in whole, but not in part, into 500,000 shares of our common stock at any time during the period commencing on June 30, 2010 and through the maturity date. Additionally, as a provision to the Convertible Note, if the reported closing price of a share of our common stock is not equal to or greater than $2.00 for at least twenty (20) trading days between June 30, 2010 and June 30, 2013, we shall pay TLC an additional fee of $500,000 on the maturity date. We accrued for this potential fee at the time of the agreement.

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

On August 11, 2011 we entered into a Letter of Credit Agreement (“LOC”) with Mark Plush, our Chief Financial Officer, for $250,000. This LOC has a term of 24 months and bears interest at a rate of 12.5% on the face amount. The LOC is collateralized by the assignment of proceeds of the cash collateral on deposit with the insurance company related to our surety bonding program. This LOC is subordinated to the senior indebtedness of the Energy Focus. As an incentive to enter into the LOC, we issued five-year, detached warrants to purchase 125,000 shares of common stock at an exercise price of $0.01 per share. We did not register the offering and issuance of the warrant, or of the underlying shares of common stock, under the Securities Act of 1933, as amended, in reliance upon the exemption from registration under the Act in Section 4(2) of the Act. The purchaser of the warrants qualifies as an accredited investor under the U.S. Securities and Exchange Commission’s Regulation D.

In conjunction with the signing of the lease agreement for the Solon, Ohio office building on August 1, 2011 and to satisfy past due rent amounts, we delivered an unsecured promissory note to our landlord in the amount of $676,000 which bears interest at a rate of 10% annually commencing May 1, 2011 and has a maturity date of April 30, 2014. In addition, we made a payment of approximately $121,000 on May 9, 2011, not subject to interest, and made gross rent payments of $200,000, during the period September 1, 2010 to April 30, 2011, which reduced the balance of the promissory note at inception to $355,000.

Through its United Kingdom subsidiary, we maintain a British pounds sterling-denominated bank overdraft facility with Lloyds Bank Plc, in the amount of £100,000, which was approximately $156,000 based on the exchange rate at September 30, 2011. There were no borrowings against this facility as of September 30, 2011 or December 31, 2010. This facility is renewed annually on January 1. The interest rate for this facility in 2011 is a variable interest rate equal to the Bank of England’s Bank Rate, which was 0.50% at September 30, 2011, plus 3.10%. The interest rate on the facility at December 31, 2010 was 2.75%.

Liquidity

Historically, we have incurred losses attributable to operational performance which have negatively impacted cash flows. Although management continues to address many of the legacy issues that have historically burdened our financial performance, we still face challenges in order to reach profitability. In order for us to attain profitability and growth, we will need to successfully address these challenges, including the continuation of cost reductions throughout the organization, execution of our marketing and sales plans for our turnkey energy-efficient lighting solutions business, execution of the $23 million U.S. Navy supply contract, the development of new technologies into sustainable product lines and continued improvements in supply chain performance.

We remain optimistic about obtaining the funding necessary to meet on-going tactical and strategic capital requirements. However, there can be no assurances that this objective will be successful. As such, we will continue to review and pursue selected external funding sources, if necessary, to execute these objectives including the following:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2011, we had British pounds sterling-denominated cash valued at $287,000 held in the United Kingdom, based on the exchange rate at that date. The balances for cash held in the United Kingdom are subject to exchange rate risk. We have a policy of maintaining cash balances in local currency unless an amount of cash is occasionally transferred in order to repay inter-company debts.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 29, 2010, a competitor and former supplier filed a complaint against our Company in the Court of Chancery of the State of Delaware, alleging that we had misused proprietary trade secrets, breached a contract, and engaged in deceptive trade practices relating to one of the Company’s lighting products. The complaint sought injunctive relief and damages. Energy Focus answered the complaint and filed a counterclaim for breach of contract. The parties settled and dismissed the case in the second quarter of 2011. In the opinion of management, neither the defense of the lawsuit nor the implementation of the settlement has had or will have an adverse effect on our financial condition, cash flows, or results of operations.

In the ordinary course of business, we become involved in lawsuits and administrative proceedings. Some of these proceedings may result in fines, penalties or judgments which, from time to time, may have an impact on its business and financial condition. Although the outcome of such lawsuits or other proceedings cannot be predicted with certainty, we do not believe that any uninsured ultimate liabilities, individually or in the aggregate, will have a material adverse effect on its liquidity, financial position or results of operations.

ITEM 1A. RISK FACTORS

Reference is made to the Risk Factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 (the “Annual Report”). Other than the risk factor listed below, there have been no significant changes in those risk factors as set forth in the Annual Report.

Compliance with the continued listing requirements of the NASDAQ Stock Market

On May 18, 2011 the Company received a notification from the NASDAQ Listing Qualifications Department indicating that, for the last 30 consecutive business days, the bid price of the Company’s common stock had closed below the minimum $1.00 per share requirement for continued listing on the NASDAQ Capital Market under NASDAQ Listing Rule 5550(a)(2). The Company, in accordance with NASDAQ Listing Rule 5810(c)(3)(A), has been provided 180 calendar days, or until November 14, 2011, to regain compliance with the minimum $1.00 per share requirement. The Company’s stock has not closed at or above $1.00 per share for ten consecutive days during this 180 calendar day period. As a result, the Company expects to receive a delisting notice from the NASDAQ Listing Qualifications Department within several days from November 14, 2011. Further, as of September 30, 2011 the Company’s Stockholder’s equity balance is below the minimum $2.5 million of equity requirement for continued listing under NASDAQ Listing Rule 5550(b)(1). The Company is expected to receive a delisting notice from the NASDAQ Listing Qualifications Department within several days from November 14, 2011. Upon receiving the deficiency notice, the Company will have seven days to appeal NASDAQ’s determination to delist its common stock to a Hearings Panel.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The information about the August 11, 2011 letter of credit agreement contained above under the caption “Long Term Borrowings” and in Note 7 to the Condensed Consolidated Financial Statements in Item 1 of Part I of this report is hereby incorporated by reference into this Item 2 of Part II of this report.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed below are filed or furnished, as the case may be, as part of this report.

Exhibit Number	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith. As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY FOCUS, INC.

Date: November 14, 2011	By:	/s/ Joseph G. Kaveski
Joseph G. Kaveski
Chief Executive Officer

	By:	/s/ Mark J. Plush
Mark J. Plush
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith. As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.