Form 10-K
period 2011-12-31
ENERGY FOCUS, INC/DE
filed 2012-03-30
CIK 924168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Approximate aggregate market value (on basis of closing bid price) of voting stock held by non-affiliates as of June 30, 2011: $11,059,445

Number of the registrant’s shares of common stock outstanding as of March 2, 2012: 44,513,135

Documents Incorporated by Reference

Portions of the Proxy Statement for the 2012 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this report.

PART I

Forward-Looking Statements

All references to “Energy Focus,” “we,” “us,” “our,” or “the Company” means Energy Focus, Inc. and its subsidiaries, except where it is made clear that the term means only the parent company.

Statements and information included in this Annual Report on Form 10-K that are not purely historical are forward-looking statements intended to be covered by the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements in this Report on Form 10-K include statements regarding Energy Focus’ expectations, intentions, beliefs, and strategies regarding the future, including but not limited to; growth in the markets into which Energy Focus sells; conditions of the lighting industry and the economy in general; statements as to our competitive position; future operating results; net sales growth; expected operating expenses; gross product margin improvement; sources of net sales; anticipated revenue from government contracts; product development and enhancements; liquidity, ability to generate cash and cash reserves; our reliance upon a limited number of customers; our accounting policies; the effect of recent accounting announcements; the development and marketing of new products; relationships with customers and distributors; relationships with, dependence upon, and the ability to obtain components from suppliers; as well as our remarks concerning our ability to compete in certain markets; the evolution and future size of those markets; seasonal fluctuations; plans for and expected benefits of outsourcing and offshore manufacturing; trends in the price and performance of fiber optic lighting products; the benefits and performance of our lighting products; the adequacy of our current facilities; our strategy with regard to protecting our proprietary technology; and our ability to retain qualified employees.

When used in this report, the words “believes,” “expects,” “anticipates,” “intends,” “assumes,” “estimates,” “evaluates,” “opinions,” “forecasts,” “may,” “could,” “future,” “forward,”, “plans”, “potential,” “probable,” and similar expressions are intended to identify forward-looking statements.

These forward-looking statements involve risks and uncertainties. We may make other forward-looking statements from time to time, including in press releases and public conference calls and webcasts. All forward-looking statements made by Energy Focus are based on information available to us at the time the statements are made, and we assume no obligation to update any forward-looking statements. It is important to note that the forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those included in such forward-looking statements. Some of these risks and uncertainties are discussed below in “Item 1A. Risk Factors” of this Form 10-K.

Energy Focus ®, EFO®, Fiberstars®, BritePak®, and EFO-Ice® are our registered trademarks. We may also refer to trademarks of other corporations and organizations in this document.

Item 1. Business

Energy Focus, Inc. and its subsidiaries (“Energy Focus”) design, develop, manufacture, and market energy-efficient lighting products, and is a leading provider of turnkey, energy-efficient, lighting solutions in the governmental and public sector market, general commercial market, and the pool market. Energy Focus’ lighting technology offers significant energy savings, heat dissipation and maintenance cost benefits over conventional lighting for multiple applications.

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

We continue to evolve our business strategy to include providing our customers with turnkey, comprehensive energy-efficient lighting solutions, which use, but are not limited to, our patented and proprietary technology. Our product-based solutions include light-emitting diode (“LED”), fiber optic, high-intensity discharge (“HID”), fluorescent tube and other highly energy-efficient lighting technologies. Typical savings related to our current technology of the Company approximates 80% in electricity costs, while providing full-spectrum light closely simulating daylight colors. Our strategy also incorporates continued investment into the research of new and emerging energy sources including, but not limited to, LED and solar energy applications.

Our long-term strategy is to penetrate the $100 billion existing building and $300 million U.S. military lighting markets by providing turnkey, comprehensive energy-efficient lighting solutions, which utilize our proprietary energy-efficient lighting products. In March of 2012, we announced a cooperation agreement with Communal International Ltd. to develop the Asian Market for the Company’s LED products. We will continue to focus on markets where the benefits of our lighting solutions offerings, combined with our technology, are most compelling. These markets include: schools, universities, hospitals, office buildings, parking garages, supermarkets, museums, cold storage facilities and manufacturing environments. The passage of the Energy Savings Performance Contracts legislation in nearly all the states and the Energy Independence and Security Act of 2007 by Congress created a natural market for our energy-efficient products. Under this Act, all incandescent light bulbs are mandated by federal law to utilize 25% to 30% less energy than today’s products by the years 2012 through 2014. Since many of our products are approximately 80% more efficient than incandescent bulbs, our focus is to increase the public’s awareness and knowledge of our technology and to establish comprehensive distribution channels so that demand can be fulfilled quickly.

During 2011, we made major progress in our plan to reposition the Company for growth and profitability. This plan involved three major areas of focus, which included:

•	Dramatic reduction of operating expenses.

•

Receipt of a $23.1 million order for the U.S. Navy to retrofit approximately 7% of the Naval fighting fleet with LED lighting products, including Intellitube™ lamps. We invoiced the U.S. Navy $1.9 million through December for products and services related to this contract.

•	Added sales resources and broadened our customer base at Stones River Companies, LLC (“SRC”) during the year, which has positioned us for growth in 2012 for our lighting retrofit business.

We market our products and services through multiple sales channels and subsidiaries. The following is a brief summary of each business unit:

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

Target Market: United States Navy, United States Army and any other Federal Military units.

Business Unit: Products which include:

Fiberstars Pool and Spa

Offerings: Decorative LED lighting and related products to the United States pool market.

Target Market: United States new pool construction market and existing market upgrades.

Fiberstars Commercial

Offerings: Premier energy-efficient LED lighting products; decorative architectural lighting products including LED and fiber optic technologies.

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

Products

In 2011, we produced, sourced, and/or marketed a wide variety of lighting technologies to serve two general markets: commercial buildings and pool lighting. Our offerings include the following products:

•	LED docklights,

•	LED parking garage lamps and fixtures,

•	LED cold storage globe lamps and LED fiber optic lighting systems,

•	LED landscape fixtures,

•	LED retrofit kits for HID applications,

•	LED replacements for linear fluorescent lamps,

•	LED lamps and fixtures (e.g. pool “PAL” lights), and

•	25 Families of LED lamps and fixtures to serve the U.S. Navy.

In addition, we also sold customized components such as underwater lenses, color-changing LED lighting fixtures, and lighted water features, including waterfalls and laminar-flow water fountains. Furthermore, we continue to aggressively penetrate the government and military lighting markets. In this regard, we have many products being actively marketed to the United States federal government agencies through the General Services Administration website, https://www.GSAAdvantage.gov.

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

Long-Term Strategy

Our long-term strategy is to substantially penetrate the $100 billion existing building and $300 million U.S. military lighting markets by providing turnkey, comprehensive energy-efficient lighting solutions which utilize our proprietary energy-efficient lighting products. We will continue to focus on markets where the benefits of our lighting solutions offerings, combined with our technology, are most compelling.

Our strengths, which provide a strategic competitive advantage, include the following:

•	fundamental intellectual property and trade secrets in non-imaging optics and coatings,

•	a broad and intimate understanding of lighting technologies,

•	proven ability to develop systems which efficiently create, transport, and display light,

•	a superior understanding of the existing building market drivers and the evolution towards “green” lighting products and energy-efficient lighting systems that maximize customer ROI,

•	core competencies in execution of all facets of solutions sales, and

•	strong relationships with the federal government for research and development.

Our tactical approach to implement our long term strategy includes:

•	intensifying our focus on the existing building market. During 2011, we added sales associates and expanded our customer base,

•	developing mainstream lighting technologies that directly compete against linear fluorescent general illumination lamps, and

•	continuing to increase our value added to our customers and increase gross margins.

We expect that these actions will result in the following outcomes:

•	sales growth and improved financial performance,

•	sales of military grade LED lighting products for the U.S. Armed Forces,

•	the formation of a streamlined organization that is focused on creating economic value through energy-efficient products and solutions for existing building owners, and

•

development of mainstream lighting products for the existing building market that are not currently available and are differentiated by their performance, energy consumption, longevity, and controllability.

Sales, Marketing, and Distribution of our Offerings Portfolio

Products

Our products are sold through a combination of direct sales employees, independent sales representatives, and various distributors in different geographic markets throughout the world. Our distributors’ obligation to us is not contingent upon the resale of our products and, as such, does not prohibit revenue recognition. We also distribute our products through our SRC subsidiary.

Within the commercial and pool lighting business units, we continue to focus on general contractors and specifiers especially in the retail, hospitality, museum, and health care markets. Our lighting retrofit subsidiary, SRC, is heavily targeting the existing public building market and will generate enormous benefits by utilizing our products for quick, energy-efficient upgrades.

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

As of December 31, 2011, we had approximately 101 sales and independent sales representatives throughout the United States and United Kingdom.

Our ten largest customers accounted for approximately 55.5% of our net sales from continuing operations for the twelve months ended December 31, 2011. One customer, Ameresco, Inc. (“Ameresco”), accounted for approximately 14.8% of our consolidated net sales from continuing operations and 39.7% of our solutions-based segment net sales in 2011. Ameresco is not related to the Company.

In 2010, our ten largest customers accounted for approximately 64.2% of our net sales from continuing operations. In 2010, two customers, Ameresco and Woodstone Energy, LLC (“Woodstone”), had 19.5% and 16.8%, respectively, of consolidated net sales from continuing operations. Ameresco contributed 34.7% and Woodstone contributed 29.9% of our solutions-based segment net sales in 2010. During 2011 and 2010, the former Vice President of SRC, who resigned on December 31, 2011, is a minority owner of Woodstone. See Note 16, Related Party Transactions, for further information.

Manufacturing and Suppliers

In 2011, we produced our lighting systems through a combination of internal and outsourced manufacturing and assembly operations. Our internal lighting system manufacturing consisted primarily of fiber processing, final assembly, testing, and quality control. We used independent contractors to manufacture some components and sub-assemblies and have worked with a number of our vendors to design custom components to meet our specific needs. We manage inventories of domestically produced component parts on a just-in-time basis, when practicable. Our quality assurance program provides for testing of all sub-assemblies at key stages in the assembly process as well as testing of finished products.

Many of our products are manufactured by third-party suppliers resulting in significant cost savings. Under a Production Share Agreement initiated in 2003 and renewed in August 2007, we conduct contract manufacturing and assembly in Mexico through North American Production Sharing, Inc. and Industrias Unidas de BC, SA de CV (“NAPS”). Under this agreement, NAPS provides administrative and manufacturing services, including labor services and the use of manufacturing facilities in Mexico, for the manufacturing and assembly of certain fiber optic and LED lighting systems, equipment, and related components. We also perform final assembly of products acquired from Australia, India, Japan, and Taiwan. These suppliers generally supply products on a purchase order basis.

Research and Development

Research and development has remained a key focus of our Company; accordingly, we have committed substantial resources to this endeavor. Our research and development team is dedicated to continuous improvement and innovation of our current lighting technologies, including LED, fiber optics, and HID systems.

Research and development income, net of expenses, for the years ended December 31, 2011 and 2010 was $0.5 million and $0.2 million, respectively. Research and development expense, net of credits from the government, for the year ended December 31, 2009 was $0.3 million.

Our recent achievements include:

2011: We were awarded $26.1 million in government supply contracts and in research contracts and grants in 2011. In March 2011, we received a $1.0 million grant from the State of Ohio Third Frontier to develop a photovoltaic “wall-pack” unit for outdoor LED lighting. In April 2011, we received a Phase 2 Small Business Technology Transfer (“STTR”) grant for $0.6 million from the National Aeronautics and Space Administration (“NASA”) for “Innovative Solid State Lighting Replacements for Industrial and Test Facility Locations.” In May 2011, we received a $0.4 million increase in funding for the “Very High Efficiency Solar Cell (“VHESC”) program. In July 2011, we received a $1.0 million grant from the State of Ohio Third Frontier to develop an ultra-low cost light sensor to compliment IntelliTube™, the Company’s LED based fluorescent replacement technology. Finally, in August, 2011 we received a $23.1 million supply contract to provide LED fixtures and our proprietary IntelliTube™ LED lamps for use on the U.S. Navy Fleet. The government has the right to change quantities throughout the life of this supply contract.

2010: We were awarded $3.0 million in research contracts and grants in 2010. These included three awards totaling $1.6 million announced in January 2010. Two of these awards, “Explosion-Proof Solid State Lighting for Extreme Environments” and “A Spectrally Dynamic Berth Light for Active Circadian Cycle Management,” are Phase 2 Small Business Innovation Research (“SBIR”) grants from Defense Advanced Research Projects Agency (“DARPA”). The third award, “Innovative Solid State Lighting Replacements for Industrial and Test Facility Locations,” is a Phase 1 STTR program grant received from the NASA. A Department of Energy (“DoE”) award for $1.0 million, to develop high performance Sol-Gel coatings for lighting and solar applications, was announced in August 2010. Finally, an additional $0.4 million in Department of Defense (“DoD”) funding to advance Energy Focus’ LED Intellitube™ technology and applications was announced in August 2010. In addition, we completed qualification of seven families of solid state lighting fixtures developed under Naval Sea Systems Command (“NAVSEA”) and DARPA contracts. The Company is currently shipping these products to the United States Navy.

2009:

We were awarded $5.2 million in research contracts and grants in 2009. In March 2009, the DoD selected Energy Focus to receive a Phase I SBIR grant to begin the development of a “Solid State Infrared Replacement for the M-278 Flare” for the United States Army’s Hydra Rocket System. In July 2009, the Naval Research Warfare Center awarded us a $1.4 million contract to develop and produce solid state lighting fixtures for use on Virginia Class attack submarines. In August 2009, DARPA awarded us a $0.5 million SBIR extension grant to develop and produce solid state lighting fixtures for general use on United States Navy ships. In September 2009, we entered into a $3.1 million contract with the VHESC Consortium to deliver advanced optics research to enable development of high-efficiency, low-cost photovoltaic-based solar cells. Also, in September, we entered into a $0.1 million Agreement with the Department of Energy for a Phase I SBIR project to investigate methods of using coatings to improve color consistency for Metal Halide lamps. In October 2009, we entered into an additional $0.1 million, twelve-month contract with the VHESC Consortium to continue advanced solar research on low-cost energy-efficient spectrum splitting technologies.

Intellectual Property

We have a policy of seeking to protect our intellectual property through patents, license agreements, trademark registrations, confidential disclosure agreements and trade secrets, as management deems appropriate. As of December 31, 2011, our intellectual property portfolio consisted of 75 issued United States and foreign patents, various pending United States patent applications, and various pending Patent Cooperation Treaty patent applications filed with the World Intellectual Property Organization that serves as the basis of national patent filings in countries of interest. Our issued patents expire at various times between September 2014 and May 2031. Generally, the term of patent protection is twenty years from the earliest effective filing date of the patent application. There can be no assurance, however, that our issued patents are valid or that any patents applied for will be issued. There can be no assurance that our competitors or customers will not copy aspects of our lighting systems or obtain information that we regard as proprietary. There can also be no assurance that others will not independently develop products similar to ours. The laws of some foreign countries in which we sell or may sell our products do not protect proprietary rights to products to the same extent as do the laws of the United States.

We are aware that a large number of patents and pending patent applications exist in the field of fiber optic technology and LED lighting. We are also aware that certain competitors hold and have applied for patents related to fiber optic lighting and LED lighting. Although, to date, we have not been involved in litigation challenging our intellectual property rights, we have, in the past, received communications from third parties asserting rights over our patents or that our technology infringes upon intellectual property held by such third parties. On January 29, 2010, a competitor and former supplier filed a complaint against the Company in the Court of Chancery of the State of Delaware, alleging that we had misused proprietary trade secrets, breached a contract, and engaged in deceptive trade practices relating to one of our lighting products. The complaint sought injunctive relief and damages. We answered the complaint and filed a counterclaim for breach of contract. The parties settled and dismissed the case in the second quarter of 2011. Neither the defense of the lawsuit nor the implementation of the settlement has had an adverse effect on our financial condition, cash flows, or results of operations.

We are not currently engaged in any other litigation, and do not anticipate becoming involved in any litigation in the foreseeable future. However, we may be required to engage in litigation to protect our patent rights or to defend against the claims of others. There can be no assurance that third parties will not assert additional claims that our products infringe upon third-party patents or other intellectual property rights or that, in case of a dispute, licenses to such technology will be available, if at all, on reasonable terms. In addition, we may need to take further legal action to enforce our intellectual property rights in the future. In the event of litigation to determine the validity of any third-party claims or claims by us against third parties, such litigation, whether or not determined in our favor could result in significant expense to us and divert the efforts of our technical and management personnel from productive tasks. Also, in the event of an adverse ruling in such litigation, we might be required to expend significant resources to develop non-infringing technology or to obtain licenses to the infringing technology, and the licenses may not be available on acceptable terms. In the event of a successful claim against us and our failure to develop or license a substitute technology, our operating results could be adversely affected.

Backlog

We typically ship standard products within a few days after receipt of order. Custom products are shipped within 30-60 days of receipt of order. Generally, there is not a significant backlog of orders except at year-end. Our products-based backlog at the end of 2011 was $1.9 million, compared to $1.5 million at the end of 2010. Our solutions-based backlog on awarded contracts totaled approximately $2.0 million compared to $3.5 million at the end of 2010. Revenues from our 2011 backlog are recognized over the course of 2012 and are recognized as the services are performed or the materials are delivered. Historically, materials have accounted for approximately 50% of the total recognized project revenues and auditing and engineering costs have accounted for approximately 10% of the total recognized project revenues. The remaining project revenues are recognized on a percentage of completion basis as installation services are performed.

Competition

Our commercial lighting products compete against a variety of lighting products, including conventional light sources such as: incandescent light bulbs, metal halide lamps, LEDs, compact fluorescent lamps, competitive fiber optic lighting systems, and decorative lighting technologies. Our ability to compete depends substantially upon the superior performance and lower lifecycle cost of our products and services. Principal competitors in our markets include: large lamp manufacturers, lighting fixture companies, distributors, lighting retrofit companies, and ESCO’s whose financial resources may substantially exceed ours. These competitors may introduce new or improved products that may reduce or eliminate some of the competitive advantage of our products. We anticipate that the primary competition to our products will come from new technologies that offer increased energy efficiency, lower maintenance costs, and/or lower heat radiation. In certain applications, we compete with LED systems produced by large lighting companies such as Philips and General Electric. In traditional commercial lighting applications, we compete primarily with local and regional lighting manufacturers that, in many cases, are more established in their local markets than our Company. In traditional commercial lighting, fiber optic lighting products are offered by a number of smaller companies, some of which compete aggressively on price. Some of these competitors offer products with performance characteristics similar to those of our products. Additionally, some conventional lighting companies now manufacture or license fiber optic lighting systems that compete with our products.

Our pool lighting products compete with other sources of in-pool lighting, including colored and color-changing underwater lighting, and pool accent lighting. Principal competitive factors include: price, performance, ease of installation, and maintenance requirements. In the pool lighting market, we face competition from suppliers and distributors who bundle lighting and non-lighting products and sell these packages to pool builders and installers. In addition, we face competition directly from manufacturers who produce their own lighting systems and components. In this market, competitive products are offered by Pentair’s American Products Division, a major manufacturer of pool equipment and supplies, as well as Next Steps LLC. In the spa lighting business, spa manufacturers install LED lighting systems during the manufacturing process. We intend to develop new lighting products that are complementary to traditional pool lights currently sold by pool equipment suppliers. To maximize the sales of these new products, we continue to leverage our well-established presence in the domestic pool lighting market.

The market for lighting energy solutions is fragmented and differs in the public and private sector markets. Serving the private sector markets, our National Accounts solutions business competes against in-house resources, electrical contractors, traditional lighting fixture manufacturers, and non-traditional ESCO’s that are focused on commercial and industrial customers. In the public sector, our SRC solutions business competes against other lighting retrofit companies, as well as some traditional ESCO’s that self-perform the lighting component of their projects. In both markets, we compete primarily on the basis of financial impact, technology, light quality and design, client relationships, lighting application knowledge, energy efficiency, customer service, and marketing support.

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

Employees

As of December 31, 2011, we had 67 associates, 17 of whom are located in the United Kingdom and 50 in the United States. None of our associates are subject to any collective bargaining agreement.

Business Segments

We have two reportable segments: product-based sales featuring pool lighting and general commercial lighting, each of which markets and sells lighting systems, and solutions-based sales providing turnkey, high-quality, energy-efficient lighting application alternatives. Our products are sold primarily in North America, Europe, and the Far East through a combination of direct sales employees, independent sales representatives, and various distributors. Our solutions-based sales are designed to enhance total value by positively impacting customers’ profitability, the environment, and the communities it serves. These solutions are sold in North America through our direct sales employees as well as our SRC subsidiary, and include not only our proprietary energy-efficient lighting solutions, but also sourced lighting systems, energy audits, and service agreements.

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

We have experienced net losses of $6.1 million and $8.5 million for the years ended December 31, 2011 and 2010, respectively. As of December 31, 2011, we had an accumulated deficit of $74.9 million. Although management continues to address many of the legacy issues that have historically burdened our financial performance, we still face challenges in order to reach profitability. In order for us to attain profitability and growth, we will need to successfully address these challenges, including the continuation of cost reductions throughout our organization, improvement in gross margins, execution of our marketing and sales plans for our turnkey energy-efficient lighting solutions business, the development of new technologies into sustainable product lines, and continued improvements in our supply chain performance.

Although we are optimistic about reaching profitability, there is a risk that our business may not be as successful as we envision. Our independent public accounting firm has issued an opinion in connection with our 2011 Annual Report on Form 10-K raising substantial doubt as to our ability to continue as a going concern. This opinion stems from our historically poor operating performance, and our historical inability to generate sufficient cash flow to meet obligations and sustain operations without obtaining additional external financing. Although we are optimistic about obtaining the funding necessary for us to continue as a going concern, there can be no assurances that this objective will be successful. As such, we will continue to review and pursue selected external funding sources, if necessary, to execute these objectives including, but not limited to, the following:

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

•	the current environment in capital markets combined with our capital constraints may prevent us from being able to obtain any debt financing,

•	financing may not be available for parties interested in pursuing the acquisition of one or more of our operating units, and

•	additional equity financing may not be available to us in the current capital environment and could lead to further dilution of shareholder value for current shareholders of record.

Downturns in general economic conditions and construction trends could continue to materially and adversely affect our business.

Downturns in general economic and market conditions, both nationally and internationally, could have a material adverse effect on our business. In our legacy businesses, sales of our lighting products depend significantly upon the level of new building construction, which are affected by housing market trends, interest rates and the weather. Sales of our pool and spa lighting products depend substantially upon the level of new pool construction, which is also affected by housing market and construction trends. In addition, due to the seasonality of construction, sales of swimming pool and lighting products, and thus our revenue and income, have tended to be significantly lower in the first quarter of each year. Our future results of operations may experience substantial fluctuations from period to period as a consequence of these factors, and such conditions and other factors affecting capital spending may affect the timing of orders. An economic downturn coupled with a decline in our net sales could adversely affect our ability to meet our working capital requirements, support our capital requirements and growth objectives, or could otherwise adversely affect our business, financial condition, and results of operations. As a result, any general or market-specific economic downturns, particularly those affecting new building construction and renovation, or that cause end-users to reduce or delay their purchases of lighting products, services, or retrofit activities, would have a material adverse effect on our business, cash flows, financial condition, and results of operations.

An inability to obtain bonding could limit the number of solutions-based projects we are able to pursue.

As is customary in the construction business, we are often required to provide surety bonds to secure our performance under construction contracts. Our ability to obtain surety bonds primarily depends upon our capitalization, working capital, past performance, management expertise, and other external factors, including the overall capacity of the surety market. Surety companies consider such factors in relation to the amount of our backlog and their underwriting standards, which may change from time to time. The surety industry has undergone significant changes with several companies withdrawing completely from the industry or significantly reducing their bonding commitment. In addition, certain reinsurers of security risk have limited their participation in this market. Therefore, we could be unable to obtain surety bonds, when required, which could adversely affect our future results of operations and revenues.

We may not fully recognize the anticipated revenue reported in our solutions-based backlog.

The contracts we enter into, related to our solutions-based business, can be relatively large and typically range in the amount of $0.1 million to as much as $4.0 million. As of December 31, 2011, our solutions-based backlog of uncompleted work was $2.0 million. We include a project in our backlog when a contract is awarded or a letter of intent is obtained. The revenue projected in our backlog may not be realized or, if realized, may not result in the revenue or profits expected. If a project included in our backlog is canceled, suspended or the scope of work is reduced, it would result in a reduction to our backlog which could materially affect the revenues and profits realized. If a customer should cancel a project, we may be reimbursed for costs expended to date but would have no contractual right to the total projected revenues included in our backlog. Cancellations or delays of significant projects could have a material adverse effect on future revenues, profits and cash flows.

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

We recognize certain contract revenues using the percentage-of-completion method. Under this method, percentage-of-completion is determined by relating the actual cost of the work performed to date to the current estimated total cost of the respective contracts. When the estimate on a contract indicates a loss, we record the entire loss during the accounting period in which it is estimable. In the ordinary course of business, at a minimum on a quarterly basis, we prepare updated estimates of the total forecasted revenue, cost and profit or loss for each contract. The cumulative effect of revisions in estimates of the total forecasted revenue and costs during the course of the work is reflected in the accounting period in which the facts that caused the revision become known. To the extent that these revisions result in an increase, a reduction or elimination of previously reported contract profit, we recognize a credit or a charge against current earnings, which could be material.

We have international sales and are subject to risks associated with operating in international markets.

For the years ending December 31, 2011 and 2010 net sales of our products outside of the United States represented approximately 15.6% and 10.9% respectively, of our total net sales from continuing operations. We generally provide technical expertise and limited marketing support, while our independent international distributors generally provide sales staff, local marketing, and product services. We believe our international distributors are better able to service international markets due to their understanding of local market conditions and best business practices. International business operations are subject to inherent risks, including, among others:

•	unexpected changes in regulatory requirements, tariffs, and other trade barriers or restrictions,

•	longer accounts receivable payment cycles and the difficulty of enforcing contracts and collecting receivables through certain foreign legal systems,

•	difficulties in managing and staffing international operations,

•	potentially adverse tax consequences,

•	the burdens of compliance with a wide variety of foreign laws,

•	import and export license requirements and restrictions of the United States and each other country in which we operate,

•	exposure to different legal standards and reduced protection for intellectual property rights in some countries,

•	currency fluctuations and restrictions,

•	political, social, and economic instability, including war and the threat of war, acts of terrorism, pandemics, boycotts, curtailment of trade or other business restrictions,

•	periodic foreign economic downturns, and

•	sales variability as a result of fluctuations in foreign currency exchange rates.

If we are unable to respond effectively as new lighting technologies and market trends emerge, our competitive position and our ability to generate revenue and profits may be harmed.

To be successful, we will need to keep pace with rapid changes in light-emitting diode (“LED”) technology, changing customer requirements, new product introductions by competitors and evolving industry standards, any of which could render our existing products obsolete if we fail to respond in a timely manner. Development of new products incorporating advanced technology is a complex process subject to numerous uncertainties. We have previously experienced, and could in the future, experience delays in the introduction of new products. If effective new sources of light other than LED are discovered, our current products and technologies could become less competitive or obsolete. If others develop innovative proprietary lighting technology that is superior to ours, or if we fail to accurately anticipate technology and market trends, respond on a timely basis with our own development of new products and enhancements to existing products, and achieve broad market acceptance of these products and enhancements, our competitive position may be harmed and we may not achieve sufficient growth in our net sales to attain or sustain profitability.

If we are not able to compete effectively against companies with greater resources, our prospects for future success will be jeopardized.

The lighting industry is highly competitive. In the high performance lighting markets in which we sell our advanced lighting systems, our products compete with lighting products utilizing traditional lighting technology provided by many vendors. Additionally, in the advanced lighting markets in which we have primarily competed to date, competition has largely been fragmented among a number of small manufacturers. However, some of our competitors, particularly those that offer traditional lighting products, are larger companies with greater resources to devote to research and development, manufacturing, and marketing.

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

We consider our technology and processes proprietary. If we are not able to adequately protect or enforce the proprietary aspects of our technology, competitors may utilize our proprietary technology and our business, financial condition, and results of operations could be adversely affected. We protect our technology through a combination of patent, copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements, and similar means. Despite our efforts, other parties may attempt to disclose, obtain or use our technologies. Our competitors may also be able to independently develop products that are substantially equivalent or superior to our products or slightly modify our patents. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the United States. As a result, we may not be able to protect our proprietary rights adequately in the United States or abroad.

As of December 31, 2011, our intellectual property portfolio consisted of 75 issued United States and foreign patents, various pending United States patent applications, and various pending Patent Cooperation Treaty patent applications filed with the World Intellectual Property Organization that serves as the basis of national patent filings in countries of interest. Because our patent position involves complex legal, scientific, and factual questions, the issuance, scope, validity, and enforceability of our patents cannot be predicted with certainty. Our issued patents may be invalidated or their enforceability challenged, and they may not provide us with competitive advantages against others with similar products and technology. Furthermore, others may independently develop similar products or technology or duplicate or design around any technologies that we have developed. We may receive notices that claim we have infringed upon the intellectual property of others. Even if these claims are not valid, they could subject us to significant costs. We have engaged in litigation in the past and litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Litigation may also be necessary to defend against claims of infringement or invalidity by others. An adverse outcome in litigation or any similar proceedings could subject us to significant liabilities to third parties, require us to license disputed rights from others or require us to cease marketing or using certain products or technologies. We may not be able to obtain any licenses on acceptable terms, if at all. We also may have to indemnify certain customers if it is determined that we have infringed upon or misappropriated another party’s intellectual property.

Any of these results could adversely affect our business, financial condition, and results of operations. In addition, the cost of addressing any intellectual property litigation claim, both in legal fees and expenses, and the diversion of management resources, regardless of whether the claim is valid, could be significant and could materially harm our business, financial condition and results of operations.

If critical components that we currently purchase from a small number of third-party suppliers become unavailable for any reason or third-party manufacturers otherwise experience delays, we may incur delays in shipment, which would damage our business.

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

In an effort to reduce manufacturing costs, we have outsourced the production of certain parts and components, as well as finished goods in our product lines, to a number of overseas suppliers. We expect to outsource all of the production for selected products. While we believe alternative sources for the production of these products are available, we have selected these particular manufacturers based on their ability to consistently produce these products per our specifications, ensuring the best quality product at the most cost effective price. We depend on our suppliers to satisfy performance and quality specifications and to dedicate sufficient production capacity within scheduled delivery times. Although we maintain contracts with selected suppliers, we may be vulnerable to unanticipated price increases, payment term changes, and product shortages. Accordingly, the loss of all or one of these suppliers or delays in obtaining shipments could have a material adverse effect on our operations until such time as an alternative supplier could be found. We may be subject to various import duties applicable to materials manufactured in foreign countries and, in addition, may be affected by various other import and export restrictions, as well as other considerations or developments impacting upon international trade, including economic or political instability, shipping delays, and product quotas. These international trade factors will, under certain circumstances, have an impact on the cost of components, which will, in turn, have an impact on the cost to us of the manufactured product, and the wholesale and retail prices of our products.

If the companies to which we outsource the manufacture of our products fail to meet our requirements for quality, quantity, and timeliness, our revenue and reputation in the marketplace could be harmed.

We outsource a significant portion of the manufacture and assembly of our products and we expect to outsource all of the production of many of our products. We currently depend on a small number of contract manufacturers to manufacture our products at plants in various locations throughout the world, primarily in the United States, Mexico, China, Australia, and Taiwan. These manufacturers supply most of the necessary raw materials and provide all necessary facilities and labor to manufacture our products. We currently do not have long-term contracts with some of these manufacturers. If these companies were to terminate their arrangements with us without adequate notice, or fail to provide the required capacity and quality on a timely basis, we would be unable to manufacture and ship our lighting products until replacement manufacturing services could be obtained. To qualify a new contract manufacturer, familiarize it with our products, quality standards and other requirements, and commence volume production is a costly and time-consuming process. If it became necessary to do so, we may not be able to establish alternative manufacturing relationships on acceptable terms.

Our reliance on contract manufacturers involves certain additional risks, including the following:

•	lack of direct control over production capacity and delivery schedules,

•	lack of direct control over quality assurance, manufacturing yields, and production costs,

•	risk of loss of inventory while in transit from China, Mexico, Japan, Australia, and Taiwan, and

•

risks associated with international commerce, particularly with China, Mexico, Japan, and Taiwan, including unexpected changes in legal and regulatory requirements, changes in tariffs and trade policies, risks associated with the protection of intellectual property and political and economic instability.

Any interruption in our ability to manufacture and distribute products could result in delays in shipment, lost sales, reductions in revenue and damage to our reputation in the market, all of which would adversely affect our business.

We depend on independent distributors and sales representatives for a substantial portion of our net sales, and the failure to manage, successfully, our relationships with these third parties, or the termination of these relationships, could cause our net sales to decline and harm our business.

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

Despite product testing, defects may be found in our existing or future products. This could result in, among other things, a delay in the recognition or loss of net sales, loss of market share or failure to achieve market acceptance. These defects could cause us to incur significant warranty, support and repair costs, divert the attention of our engineering personnel from our product development efforts, and harm our relationship with our customers. The occurrence of these problems could result in the delay or loss of market acceptance of our lighting products and would likely harm our business. Some of our products use line voltages (such as 120 or 240 AC), or are designed for installation in environments such as swimming pools and spas, which involve enhanced risk of electrical shock, injury or death in the event of a short circuit or other malfunction. Defects, integration issues or other performance problems in our lighting products could result in personal injury or financial or other damages to end-users or could damage market acceptance of our products. Our customers and end-users could also seek damages from us for their losses. A product liability claim brought against us, even if unsuccessful, would likely be time consuming and costly to defend.

If we are unable to attract or retain qualified personnel, our business and product development efforts could be harmed.

To a large extent, our future success will depend on the continued contributions of certain employees, such as our current Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, and President. These and other key employees may be difficult to replace. Our future success will also depend on our ability to attract and retain qualified technical, sales, marketing, and management personnel, for whom competition is very intense. The loss of, or failure to attract, hire, and retain, any such persons could delay product development cycles, disrupt our operations, or otherwise harm our business or results of operations. We have been successful in hiring experienced energy solutions salespeople from leading firms in the industry but if these individuals are not successful in achieving our expectations, then planned sales may not occur and the anticipated net sales may not be realized.

A significant portion of our business is dependent upon the existence of government funding, which may not be available into the future and could result in a significant reduction in sales and could cause significant harm to our business.

A significant portion of our research and development efforts have been supported directly by government funding and were contracted for short periods, usually one to two years. Further, a significant portion of net sales generated by SRC are derived from state government funding and supported by federal government funding. If government funding is reduced or eliminated, there is no guarantee that we would be able to continue to fund our activities in these areas at their current levels, if at all. If we are unable to maintain our access to government funding in these areas, there could be a significant impact on our net sales and profits.

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

Moreover, although not legally required to do so, we strive to obtain certification for substantially all our products. In the United States, we seek, and to date have obtained, certification on substantially all of our products from Underwriters Laboratories (UL® mark) or Intertek Testing Services (ETL® mark). Where appropriate in jurisdictions outside the United States and Europe, we seek to obtain other similar national or regional certifications for our products. Although we believe that our broad knowledge and experience with electrical codes and safety standards have facilitated certification approvals, we cannot ensure that we will be able to obtain any such certifications for our new products or that, if certification standards are amended, that we will be able to maintain such certifications for our existing products. Moreover, although we are not aware of any effort to amend any existing certification standard or implement a new certification standard in a manner that would render us unable to maintain certification for our existing products or obtain ratification for new products, our net sales might be adversely affected if such an amendment or implementation were to occur.

We must comply with regulatory requirements regarding internal control over financial reporting, corporate governance, and public disclosure, which will cause us to incur significant costs and our failure to comply with these requirements could cause our stock price to decline.

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

We are authorized to issue 60,000,000 shares of common stock, of which approximately 44,513,000 shares were issued and outstanding, as of March 2, 2012. An additional 15,364,000 shares have been reserved for issuance upon exercise of stock options and warrants outstanding. At our June 16, 2010 Annual Meeting, our shareholders increased the total number of authorized shares of common stock from 30,000,000 to 60,000,000. If an insufficient amount of authorized, but unissued, shares of common stock exists to issue in the long term in connection with a subsequent equity financing or acquisition transaction, we may be required to ask our shareholders to authorize additional shares before undertaking, or as a condition to completing, an offering or transaction. We cannot be assured that our shareholders would authorize an increase in the number of shares of our common stock.

Shares eligible for future sale may adversely affect the market for our common stock.

As of March 2, 2012, we had a significant number of convertible or derivative securities outstanding, including: (i) 2,307,000 shares of common stock issuable upon exercise of outstanding stock options at a weighted average exercise price of $2.27 per share, and (ii) 13,056,000 shares of common stock issuable upon exercise of our outstanding warrants at a weighted average exercise price of $0.94 per share. If or when these securities are exercised into shares of our common stock, the number of our shares of common stock outstanding will increase. Increases in our outstanding shares, and any sales of shares, could have an adverse affect on the trading activity and market price of our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices are located in approximately a 25,000 square foot facility in Solon, Ohio, under a lease agreement expiring on April 30, 2014. See Note 11, Commitments and Contingencies, to the Consolidated Financial Statements for additional information.

We also have leased facilities in Nashville, Tennessee, Pleasanton, California, and Berkshire, United Kingdom. In addition, we have a contract manufacturing facility near Tijuana, Mexico. We believe that our current facilities are adequate to support our current and anticipated operations.

Item 3. Legal Proceedings

On January 29, 2010, a competitor and former supplier filed a complaint against our Company in the Court of Chancery of the State of Delaware, alleging that the Company has misused proprietary trade secrets, breached a contract, and engaged in deceptive trade practices relating to one of our lighting products. The complaint sought injunctive relief and damages. The complaint was settled in June 2011. See Note 18, Legal Matters, to the Consolidated Financial Statements for additional information.

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of the year ended December 31, 2011, there were no matters submitted to a vote of security holders.

Executive Officers of the Registrant

The following is the name, age, and present position of each of our executive officers, as well as all prior positions held by each of them during the last five years and when each of them was first elected or appointed as an executive officer.

Name	Age	Current Position and Business Experience

Joseph G. Kaveski	51	Chief Executive Officer and Director – May 2008 to present. Prior to joining Energy Focus, Mr. Kaveski led his own strategic consulting business, TGL Company. As a consultant he worked with equity investors and publicly traded companies on strategic initiatives and planning.

John M. Davenport	66	President and Director – May 2008 to present. Chief Executive Officer – July 2005 to May 2008. Chief Operating Officer – July 2003 to July 2005. Vice President and Chief Technology Officer – November 1999 to July 2003.

Eric W. Hilliard	44	Chief Operating Officer and Vice President – November 2006 to present. Prior to joining Energy Focus, Mr. Hilliard served as a Business Manager at Saint Gobain’s Aerospace Flight Structures Division from 2002 to 2006.

Mark J. Plush	62	Chief Financial Officer and Vice President of Finance – July 2011 to present. Prior to joining Energy Focus, Mr. Plush served as Vice President and Chief Financial Officer with Keithley Instruments from 1998 to 2010.

Roger F. Buelow	39	Chief Technology Officer and Vice President – July 2005 to present. Vice President of Engineering from February 2003 to July 2005.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock is quoted on the Over The Counter Bulletin Board (“OTCBB”) under the symbol “EFOI.OB.” The following table sets forth the high, low, and close market prices per share for our common stock as reported by NASDAQ:

	High	Low	Close
First quarter 2011	$1.35	$0.91	$1.22
Second quarter 2011	1.16	0.38	0.48
Third quarter 2011	0.69	0.35	0.36
Fourth quarter 2011	0.47	0.17	0.20

First quarter 2010	$1.50	$0.65	$1.14
Second quarter 2010	1.50	0.97	1.21
Third quarter 2010	2.68	1.20	1.51
Fourth quarter 2010	1.55	0.90	0.95

There were approximately 122 holders of record of our common stock as of March 20, 2012, and we estimate that at that date there were approximately 3,257 additional beneficial owners.

We have not declared or paid any cash dividends, and do not anticipate paying cash dividends in the foreseeable future.

Stockholder Matters

On May 18, 2011, the NASDAQ Listing Qualifications Department had notified the Company that the bid price of its common shares had closed at less than $1.00 per share over the previous 30 consecutive business days and provided the Company with 180 days, or until November 14, 2011, to regain compliance with the NASDAQ Capital Market listing rule. On November 14, 2011, the Company’s stock had not traded above $1.00 per share and, additionally, the Company was not in compliance with a second rule; shareholders’ equity was less than $5 million as set forth by NASDAQ Capital Market rules. Our stock began being listed on the OTCBB at the opening of markets on Tuesday, November 29, 2011. On December 15, 2011, The NASDAQ Stock Market announced that the Company’s stock was delisted from The NASDAQ Capital Market.

At the 2011 Annual Meeting of Shareholders held on June 15, 2011, the shareholders approved an increase in the total number of shares of common stock that may be authorized for issuance under the 1994 Employee Stock Purchase Plan from 150,000 to 400,000.

On August 11, 2011 we issued five-year, detached warrants to Mark Plush, CFO of the Company, to purchase 125,000 shares of the Company’s common stock at an exercise price of $.01 per share.

At the 2010 Annual Meeting of Shareholders held on June 16, 2010, the shareholders approved an increase in the total number of shares of common stock that may be awarded under the 2008 Incentive Stock Plan from 1,000,000 shares to 3,000,000 shares. In addition, our shareholders also approved an increase in the total number of authorized shares of common stock from 30,000,000 to 60,000,000.

In our subscription rights offering in the fall of 2009, an investor inadvertently purchased 1,000,000 shares of our common stock at $0.75 per share. We agreed to facilitate the sale of these shares to another shareholder or investor or to purchase them directly. A purchase of those shares by us would have severely depleted our cash-on-hand and working capital. After contacting selected shareholders and investors, we introduced the investor to The Quercus Trust (“Quercus”), our largest shareholder. We were informed on December 30, 2009, by the investor and Quercus, that Quercus had agreed to purchase those shares at $0.80 per share. At that time, the closing market price of a share of our common stock was approximately $0.65 per share. To facilitate the purchase of the 1,000,000 shares by Quercus, on December 30, 2009, our Board of Directors agreed with Quercus to reduce the exercise price of 1,560,062 warrants issued to Quercus, in the March 2008 private placement, to $0.01 per share upon the completion of the purchase of all 1,000,000 shares in 2010. The purchase of the 1,000,000 shares by Quercus was completed on February 20, 2010. We incurred a non-cash charge of $1.4 million for the quarter ended March 31, 2010 related to the valuation of the warrants to purchase shares of our common stock acquired by Quercus in our March 2008 equity financing. On April 28, 2010, Quercus exercised the 2008 warrants. Our shareholders approved the reduction in exercise price of the above mentioned warrants at the Annual Meeting of Shareholders on June 16, 2010.

On December 29, 2009, we issued five-year, detached warrants to John Davenport, President of the Company, and Quercus to purchase 125,000 and 150,000, respectively, of the Company’s common stock at an exercise price of $.01 per share. Our shareholders approved the warrants at the Annual Meeting on June 16, 2010.

On November 2, 2009, we closed our common stock rights offering to our shareholders that raised $3.3 million, net of expenses. Stockholder approval was not required. There were 7,500 stock options exercised during the calendar year 2011 and 15,000 stock option exercised during 2010.

Cumulative Total Return Comparison

The following graph compares the cumulative total shareholder return of the our common stock against the cumulative total return of the Russell 2000 Value Index, and a self-determined Old and New Peer Group for the period of the five fiscal years commencing December 31, 2006 and ending December 31, 2011. The graph and table assume that $100 was invested on December 31, 2006 in each of the Energy Focus, Inc. Common Stock, the Russell 2000 Value Index, and the self-determined Old and New Peer Group, and that all dividends were reinvested. The seven companies in the self-determined New Peer Group are: Lime Energy Co., Nexxus Lighting, Inc., LSI Industries, Inc., Orion Energy Systems, Inc., Lighting Science Group Corp., Cree, Inc., and Ameresco, Inc. The six companies in the self-determined Old Peer Group are: Cooper Industries, LTD., Pentair, Inc., Lime Energy Co., Nexxus Lighting, Inc., LSI Industries, Inc., and Orion Energy Systems, Inc. Cumulative total shareholder return for Energy Focus, Inc. Common Stock, the Russell 2000 Value Index, and the self-determined Old and New Peer Group are based upon the Energy Focus, Inc. fiscal year.

Item 6. Selected Financial Data

The Selected Consolidated Financial Data set forth below have been derived from our Consolidated Financial Statements. It should be read in conjunction with the information appearing under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this report and the Consolidated Financial Statements and related notes found in Item 8 of this report.

SELECTED CONSOLIDATED FINANCIAL DATA

(IN THOUSANDS, EXCEPT PER SHARE DATA)

YEARS ENDED DECEMBER 31,	2011	2010	2009	2008	2007
OPERATING SUMMARY
Net sales from continuing operations	$25,752	$35,129	$12,489	$20,032	$19,761
Gross profit from continuing operations	5,171	6,403	2,040	4,106	5,057
Net loss from continuing operations	(6,055)	(8,517)	(9,814)	(12,673)	(10,987)
Net loss from discontinued operations	—	—	(1,201)	(1,775)	(330)
Net loss	(6,055)	(8,517)	(11,015)	(14,448)	(11,317)
Net loss per share:
Basic	$(0.25)	$(0.37)	$(0.70)	$(1.02)	$(0.98)
Diluted	$(0.25)	$(0.37)	$(0.70)	$(1.02)	$(0.98)
Shares used in per share calculation:
Basic	24,669	22,791	15,763	14,182	11,500
Diluted	24,669	22,791	15,763	14,182	11,500
FINANCIAL POSITION SUMMARY
Total assets	$13,778	$20,374	$17,378	$23,636	$29,104
Cash and cash equivalents	2,136	4,107	1,062	10,568	8,412
Credit line borrowings	701	—	—	1,904	1,159
Current portion of long-term borrowings	855	481	—	54	1,726
Long-term borrowings	955	1,344	715	245	314
Shareholders’ equity	1,468	6,658	11,505	16,789	21,618
Common shares outstanding	24,913	23,962	21,250	14,835	11,623

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Energy Focus, Inc. and its subsidiaries (the “Company”) engage in the design, development, manufacturing, marketing, and installation of energy-efficient lighting systems and solutions where we serve two segments:

•	solutions-based sales providing turnkey, high-quality, energy-efficient lighting application alternatives primarily to the existing public-sector building market; and

•	product-based sales providing military, general commercial and industrial lighting, and pool lighting offerings, each of which markets and sells energy-efficient lighting systems.

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

During 2011, we made major progress in our plan to reposition the Company for growth and profitability. This plan involved three major areas of focus which included:

•	Dramatic reduction of operating expenses.

•

Receipt of a $23.1 million order for the U.S. Navy to retrofit approximately 7% of the Naval fleet with LED lighting products, including Intellitube™ lamps. We invoiced the U.S. Navy $1.9 million through December for products and services related to this contract.

•	Added sales resources and broadened our customer base at Stones River Companies, LLC (“SRC”) during the year, which has positioned us for growth in 2012 for our lighting retrofit business.

We were awarded $26.1 million in government supply contracts and in research contracts and grants in 2011. In March 2011, we received a $1.0 million grant from the State of Ohio Third Frontier to develop a photovoltaic “wall-pack” unit for outdoor LED lighting. In April 2011, we received a Phase 2 Small Business Technology Transfer (“STTR”) grant for $0.6 million from the National Aeronautics and Space Administration (“NASA”) for “Innovative Solid State Lighting Replacements for Industrial and Test Facility Locations.” In May 2011, we received a $0.4 million increase in funding for the “Very High Efficiency Solar Cell (“VHESC”) program. In July 2011, we received a $1.0 million grant from the State of Ohio Third Frontier to develop an ultra-low cost light sensor to compliment IntelliTube™, our LED based fluorescent replacement technology. Finally, in August 2011, we received a $23.1 million supply contract to provide LED fixtures and our proprietary IntelliTube™ LED lamps for use on the U.S. Navy Fleet. The government has the right to change quantities throughout the life of this supply contract.

Results of Operations

The following table sets forth the percentage of net sales represented by certain items reflected on our Consolidated Statements of Operations for the years ended December 31:

	2011	2010	2009

Net sales	100.0%	100.0%	100.0%
Cost of sales	79.9	81.8	83.7

Gross profit	20.1	18.2	16.3

Operating expenses:
Research and development	(2.0)	(0.6)	2.5
Sales and marketing	24.1	18.3	48.4
General and administrative	19.7	17.4	42.7
Loss on impairment	—	0.4	—
Valuation of equity instruments	0.2	5.1	—
Change in estimate of contingent liabilities	(1.6)	—	—
Restructuring	—	0.1	1.0

Total operating expenses	40.4	40.7	94.6

Loss from operations	(20.3)	(22.5)	(78.3)

Other income (expense):
Interest income	0.0	0.0	0.1
Interest expense	(3.3)	(1.6)	(0.7)
Other income (expense)	0.1	(0.1)	0.4

Loss from continuing operations before income taxes	(23.5)	(24.2)	(78.5)

Benefit from (provision for) income taxes	0.0	(0.0)	(0.1)

Net loss from continuing operations	(23.5)	(24.2)	(78.6)

Discontinued operations:

Loss before income taxes of discontinued operations	—	—	(9.6)
Provision for income taxes	—	—	—

Loss from discontinued operations	—	—	(9.6)

Net loss	(23.5)%	(24.2)%	(88.2)%

Net Sales

Our sales breakdowns, by business segment, are as follows (in thousands):

	Year ending December 31,
	2011	2010	2009
Solutions:
Net sales - solutions	$9,563	$19,763	$—

Products:
Net sales - pool and commercial	11,911	12,265	11,561
Net sales - government products/R&D services	4,278	3,101	928

Total net sales - product segment	16,189	15,366	12,489

Total net sales from continuing operations	$25,752	$35,129	$12,489

Net sales from continuing operations were $25.8 million in 2011 compared with $35.1 million in 2010 and $12.5 million in 2009. The decrease in sales in 2011 is primarily related to $10.2 million of lower solution sales for SRC, due mainly to fewer contracts from two key Energy Services Companies (“ESCO’s”). Net sales from this segment represented 37.1% of total net sales. Sales for pool and commercial products decreased slightly, $0.4 million, compared to 2010. Net sales from this segment represented 46.3% of total net sales. Slightly offsetting these decreases was an increase in government products/R&D services of $1.2 million. Net sales from this segment represented 16.6% of total net sales. The increase was due primarily to the U.S. Navy contract, $1.9 million of which was shipped through December 2011.

For the twelve months ended December 31, 2010, net sales from continuing operations were $35.1 million compared to $12.5 million in 2009, a $22.6 million increase. The increase is primarily related to $19.8 million of solution sales for SRC, which was acquired on December 31, 2009. Additionally, sales for government products/R&D services increased $2.2 million, which is related to revenue from E.I. DuPont de Nemours and Company as part of the VHESC Consortium being funded by DARPA. Net sales from the product segment increased $2.9 million over 2009 to $15.4 million, or 43.7% of total net sales. Of this amount, net sales for pool and commercial products increased $0.7 million, representing 34.9% of total net sales, and net sales from government products/R&D services increased $2.2 million over 2009, representing 8.8% of total net sales. The increase in the net sales of the product segment is primarily related to a slight improvement in customer confidence as it relates to the economy and a general softening within the markets in which we serve. Our solutions segment accounted for 56.3% of our total sales for 2010 and was derived primarily from the public sector markets such as state and municipal governments.

International Sales

We have a foreign manufacturing operation in the United Kingdom, and net sales and expenses from these operations are denominated in local currency, thereby creating exposures to changes in exchange rates. Fluctuations in this operation’s respective currency may have an impact on our business, results of operations, and financial position. We currently do not use financial instruments to hedge our exposure to exchange rate fluctuations with respect to our international operations. As a result, we may experience foreign currency translation gains or losses due to the volatility of other currencies compared to the United States dollar, which may positively or negatively affect our results of operations attributed to these operations. For continuing operations, international net sales accounted for approximately 15.6% of net sales in 2011, as compared to 10.9% for 2010, and 36.5% for 2009. On a local currency basis, net sales increased 3.9% for our United Kingdom operation from 2010 levels. The breakdown of our global sales is as follows (in thousands):

	Year ending December 31,
	2011	2010	2009
United States Domestic	$21,730	$31,314	$7,930
International	4,022	3,815	4,559

Total net sales from continuing operations	$25,752	$35,129	$12,489

Gross Profit

We had gross profit of $5.2 million in 2011 compared to $6.4 million in 2010. Total gross profit as a percentage of total net sales was 20.1% in 2011, compared to 18.2% in 2010. The $1.2 million decrease in gross profit was the result of lower sales, partially offset by approximately a $1.0 million reduction in manufacturing overhead costs as a result of our cost reduction efforts. Gross profit for the product segment was 22.5% while the gross profit for the solutions segment was 15.9% in 2011.

Gross profit in 2009 was $2.0 million, or 16.3% of net sales, compared to $6.4 million, or 18.2% of net sales in 2010. The increase in gross profit in 2010 compared to 2009 was the result of higher sales.

Operating Expenses

Research and Development

Gross research and development expenses were $4.5 million in 2011, a 50.5% increase from $3.0 million in 2010. This increase was due to higher salary expense, project and consultant costs as a result of developing IntellitubeTM for the U.S. Navy contract. Patent expense also increased as a result of activities related to IntellitubeTM. In 2010, gross research and development expenses were $3.0 million, an 86.0% increase from $1.6 million incurred in 2009. This increase was due to higher salary expense and project costs as a result of an increase in the number of U.S. government contracts and grants.

Research and development expenses include salaries, contractor and consulting fees, supplies and materials, as well as costs related to other overhead items such as depreciation and facilities costs. Research and development costs are expensed as they are incurred.

Total government reimbursements are the combination of revenues and credits from government contracts.

The gross and net research and development spending along with credits from government contracts is shown in the following table (in thousands):

	Year ending December 31,
	2011	2010	2009
Net Research & Development Spending
Total gross research and development expenses	4,456	2,961	1,592
Cost recovery through cost of sales	(3,519)	(2,382)	(604)
Cost recovery and other Credits	(1,452)	(781)	(669)

Net research & development (income) / expense	$(515)	$(202)	$319

Sales and Marketing

Sales and marketing expenses were $6.2 million or 24.1% of net sales in 2011, compared to $6.4 million or 18.3% of net sales in 2010, a decrease of 3.4% year over year. This decrease is due primarily to lower commissions as a result of lower sales. In 2011, sales and marketing expenses for pool lighting amounted to $1.3 million, or 20.9% of total sales and marketing cost, whereas sales and marketing expense for commercial lighting was $1.4 million, or 22.7% of total marketing costs.

In 2010, sales and marketing expenses were $6.4 million, an increase of 6.1% compared to $6.0 million in 2009. In 2010, sales and marketing expenses for pool lighting amounted to $1.1 million, or 17.6% of total sales and marketing cost, whereas sales and marketing expense for commercial lighting was $1.4 million, or 22.3% of total marketing costs. In 2009, sales and marketing expenses for pool lighting amounted to $1.0 million, or 17.1% of total sales and marketing cost, whereas sales and marketing expense for commercial lighting was $5.0 million, or 82.9% of total marketing costs.

General and Administrative

General and administrative expenses were 19.7% of net sales in 2011, compared to 17.4% of net sales in 2010, and 42.7% of net sales in 2009. General and administrative expenses were $5.1 million in 2011, a 17.2% decrease, as compared to $6.1 million in 2010. This decrease was due to lower amortization of intangible assets from the acquisition of SRC, lower stock option expense and lower legal and accounting fees.

General and administrative expenses were $6.1 million in 2010, a 14.7% increase, as compared to $5.3 million in 2009. This increase was due primarily to the amortization of intangible assets related to the acquisition of SRC.

Loss on impairment

As of December 31, 2011, we have $0.7 million of goodwill on our books related to the acquisition of SRC in Nashville, Tennessee, which occurred on December 31, 2009. Management tests goodwill annually for impairment at the reporting unit level and determines fair value through the use of a discounted cash flow valuation model. Management determined there was no impairment as of 2011 or 2010.

Long-lived assets are reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. In 2011, impairment tests were performed using undiscounted future cash flows to calculate the recoverable value of long-lived assets. All assets had undiscounted cash flows that were substantially in excess of their carrying value. As a result, management determined that there was not impairment. As a result of this review, the Company recorded an impairment charge of $156,000 in 2010, which represented the difference between the fair value of the assets and their carrying value and is included in the Consolidated Statements of Operations under the caption “Loss on impairment”.

Valuation of Equity Instruments

During the first quarter of 2010, we recognized a non-cash charge of $1.4 million related to the valuation of warrants to purchase shares of our common stock acquired by The Quercus Trust (“Quercus”) in our March 2008 equity financing. Furthermore, during the second quarter of 2010, we recognized non-cash charges of $0.3 million related to the valuation of 350,000 warrants issued to Lincoln Park Capital Partners, LLC. In addition during 2011, we recorded non-cash charges of an additional $0.1 million relating to the valuation of our common stock issued to Lincoln Park Capital Partners, LLC. Please refer to Note 12, Shareholders’ Equity, to the Consolidated Financial Statements for a discussion of these transactions.

Restructuring

We incurred no restructuring expense during 2011. For the twelve months ended December 31, 2010, we recognized restructuring expenses of $26 thousand. These expenses are associated with the relocation of our remaining manufacturing equipment and operations in Solon, Ohio to a third-party warehouse facility located in California. During the twelve months ended December 31, 2009, we incurred restructuring expenses of $0.1 million associated with relocating our manufacturing operations in the United States from Solon, Ohio to Mexico.

Other Income and Expenses

We had interest expense of $0.9 million, $0.6 million, and $88 thousand in 2011, 2010 and 2009, respectively. Interest expense is primarily related to our debt, which includes the amortization of debt discounts. Interest income was $4 thousand in 2011 compared to $6 thousand in 2010 and $15 thousand in 2009. Interest income consists of interest earned on deposits.

We have certain long-term leases. Payments due under these leases are disclosed below and in Note 11, Commitments and Contingencies, to the Consolidated Financial Statements and related notes included elsewhere in this report.

Discontinued Operations

As part of our strategy of evaluating the viability of our non-core businesses and our aggressive pursuit of capital funding, we determined that our German subsidiary, Lichtleit-Fasertechnik (“LBM”), was not directly aligned with our objective to become a leading provider of turnkey, comprehensive energy-efficient lighting solutions. Therefore, in the third quarter of 2009, we committed to a plan to sell our German subsidiary, LBM.

In December 2009, we completed the sale of our ownership in LBM for $0.2 million comprised of cash and a promissory note. Furthermore, we will receive an earn-out equal to ten percent (10%) of post-acquisition, pre-amortization, pre-tax profit for a period of 24 months commencing January, 2010. In March 2011, the Company received an earn-out payment in the amount of $27 thousand. Excluding this earn-out, we recorded a loss on disposal of subsidiary of $0.7 million. As part of this transaction, the purchaser assumed all rights to both tangible and intangible assets as well as all of the liabilities of LBM.

There were no net sales or losses from discontinued operations in 2011 or 2010. Net sales from discontinued operations for 2009 were $1.5 million. Losses from discontinued operations, net of taxes were $1.2 million in 2009. Included in the 2009 loss from discontinued operations, net of taxes was the loss on the sale of LBM of $0.7 million, and an impairment charge of $0.2 million that arose when the office building owned by LBM was sold during the restructuring of LBM into a sales office. We have reported the business described above as discontinued operations for all periods presented. For further information about discontinued operations, see Note 4, Discontinued Operations, to the Consolidated Financial Statements.

Income Taxes

We provided a full valuation allowance against our United States deferred tax assets in 2011, 2010 and 2009. The net deferred tax assets for 2011, 2010 and 2009 were $2 thousand, $14 thousand, and $11 thousand for our United Kingdom subsidiary, which has been profitable in prior years. We had no net deferred liabilities at December 31, 2011, 2010 or 2009. There were no Federal tax expenses for the United States operations in 2011, 2010 and 2009, as any expected benefits were offset by an increase in the valuation allowance.

Net Loss

The net loss was $6.1 million for 2011, a decrease of $2.5 million from our net loss of $8.5 million for 2010. Included in the net loss for 2010 are non-cash charges of $2.0 million related to a charge for the impairment of long-lived assets and the valuation of equity instruments. This compares to the net loss of $11.0 million in 2009.

Liquidity and Capital Resources

Cash and Cash Equivalents

At December 31, 2011, our cash and cash equivalents were $2.1 million, compared to $4.1 million at December 31, 2010. This 2011 balance includes restricted cash of $19 thousand, compared to $0.1 million in 2010, which relates to funds received from a grant from/for a branch of the United States government. We had $2.5 million in borrowings as of December 31, 2011 and $1.8 million as of December 31, 2010. The net decrease in cash and cash equivalents was $2.0 million for the twelve months ended December 31, 2011.

At December 31, 2010, our cash and cash equivalents were $4.1 million, compared to $1.1 million at December 31, 2009. We had $1.8 million in borrowings as of December 31, 2010 and $0.7 million in borrowings as of December 31, 2009. The net increase in cash and cash equivalents was $3.0 million for the twelve months ended December 31, 2010. Cash proceeds of $3.8 million were received in November 2009 from the issuance of rights to purchase common stock. On December 31, 2009, $3.7 million of cash was disbursed related to the acquisition of SRC and related bond securitization. Excluding bonding securitization, net cash disbursements related to the acquisition of SRC were $1.2 million.

In November, 2009, we received an additional $3.3 million in equity financing, net of expenses by selling 4,813,000 shares of common stock in a registered offering. The investment was made by numerous current Energy Focus shareholders. The investment was made under our Company’s registration statement for a $3.5 million common stock subscription rights offering. Under the terms of the rights offering, we distributed, at no charge to our shareholders, transferable rights to purchase up to 3,500,000 of our common stock at the established subscription price per share of $0.75, which was set by our Board of Directors. At the time the offering began, we distributed to each shareholder one transferable right for each share of common stock owned by the shareholder. Each right entitled the holder to purchase one share of our common stock, par value $0.0001 per share, subject to a maximum of 4,600,000 shares to be issued in the offering. Shareholders were entitled to subscribe for shares not subscribed for by other shareholders.

Cash (Used in) Provided by Operating Activities

Net cash (used in) provided by operating activities primarily consists of net losses adjusted by non-cash items, including depreciation, amortization, stock-based compensation, loss on impairment, and the effect of changes in working capital. In 2011, net cash used in continuing operating activities was $2.6 million compared to net cash provided of $1.5 million in 2010 and net cash used of $10.1 million in 2009. Cash decreased during 2011 by a net loss of $6.1 million, which was partially offset by $2.4 million of non-cash charges to net income and a $1.0 million decrease in net assets and liabilities. Cash increased in 2010 primarily due to $6.3 million of non-cash charges to income, a decrease in net assets and liabilities of $3.7 million, partially offset by an $8.5 million net loss. Cash used in 2009 was $10.6 million and was the result of $11.0 million of net losses.

There was no cash used in discontinued operating activities in 2011 or 2010. Net cash used in discontinued operating activities was $0.4 million for 2009.

Cash Used in Investing Activities

Net cash used in continuing investing activities was $0.2 million in 2011 and $0.3 million in 2010, primarily for the purchase of property and equipment. Net cash used in 2009 was $1.7 million, primarily for the acquisition of SRC.

There was no cash provided by discontinued investing activities in 2011 or 2010. Net cash provided by discontinued investing activities was $0.8 million for 2009.

Cash Provided by Financing Activities

Net cash provided by continuing financing activities was $0.9 million in 2011, compared to $1.8 million in 2010 and $2.4 million in 2009. In 2011, cash proceeds from borrowings were $0.6 million and $0.7 million from a credit facility, which were reduced by $0.9 million for debt repayments. Cash proceeds from stock issuances, net of expenses, provided an additional $0.5 million. In 2010, proceeds from borrowings were $1.2 million and cash proceeds from stock issuances, net of expenses, provided an additional $0.7 million. In 2009, proceeds from stock issuances, net of expenses, provided $3.5 million of additional working capital. Also in 2009, additional long-term borrowings of $0.6 million were reduced by debt repayments of $1.8 million. In 2011, the cash provided by financing activities was the result of Lincoln Park Capital Fund LLC purchases from a shelf registration. In 2010, the cash provided by financing activities was primarily the result of us issuing a secured subordinated note payable to EF Energy Partners. The additional working capital provided by financing activities in 2009 was related to a subscription rights offering.

There was no cash used in discontinued financing activities in 2011 or 2010. Net cash used in discontinued financing activities was $0.4 million for 2009.

The net decrease in cash of $2.0 million over the prior year was primarily the result of cash used by operating activities, which resulted in an ending cash balance of $2.1 million as of December 31, 2011. This compares to a net increase in cash of $3.0 million in 2010 and a net decrease of $9.5 million in cash in 2009.

Debt

Credit Facilities

On December 22, 2011, we entered into a $4.5 million revolving line of credit with Rosenthal & Rosenthal. The total loan amount available to us under the line of credit is equal to 85% of our net amount of eligible receivables, plus available inventory (the lesser of 50% of the lower of cost or market value of eligible inventory, or $0.3 million). The credit facility is secured by a lien on our domestic assets. The interest rate for borrowing on accounts receivable is 8.5%, on inventories 10.0% and on overdrafts 13.0%. Additionally, there is an annual 1% facility fee on the entire amount of the credit facility, $4.5 million, payable at the beginning of the year. The Credit Facility is a three year agreement, expiring on December 31, 2014, unless terminated sooner. There are liquidated damages if the Credit Facility is terminated prior to December 31, 2014, which are based on the maximum credit facility amount then in effect. The damages are: 3% if terminated prior to the first anniversary of the closing date, 2% if terminated prior to the second anniversary of the closing date, and 1% if terminated prior to the third anniversary of the closing date. We are required to comply with certain financial covenants, measured quarterly, including, as defined in the agreement: a tangible net worth amount and a working capital amount. We were in compliance with the financial covenants at December 31, 2011.

On October 15, 2008, we entered into a one year credit agreement with Silicon Valley Bank (“SVB”) incorporating a $4.0 million revolving line of credit facility. Borrowings under this agreement were collateralized by our assets, including intellectual property, and bore interest at the SVB Prime Rate plus 1%. We were required to maintain 85% of our cash and cash equivalents in operating and investment accounts with SVB and were required to comply with certain covenant requirements, including a tangible net worth covenant. At December 31, 2008, we were not in compliance with the tangible net worth covenant requirement and such condition continued throughout 2009. As such, we entered into a series of loan modification and forbearance agreements with effective dates ranging from January 31, 2009 through November 17, 2009. In conjunction with these forbearance agreements, the terms of the credit facility were revised culminating in a reduction to our revolving line of credit to $1.3 million with a maturity date of October 15, 2009 and a change in the rates of interest charged throughout 2009 in the range of SVB Prime Rate plus 1.5% to 3.0%. During the third quarter of 2009, SVB informed us that it did not intend to renew our revolving line of credit when it was set to expire on October 15, 2009. Ultimately, we were able to extend the maturity date of this credit facility to December 31, 2009 at which time we liquidated the outstanding balance of $0.3 million on the line of credit.

Borrowings

On August 11, 2011, we entered into a Letter of Credit Agreement (“LOC’”) with Mark Plush, Chief Financial Officer of the Company, in the amount of $0.3 million. The LOC has a term of 24 months and bears interest at a rate of 12.5% on the face amount. The LOC is collateralized by a cash deposit with an insurance company issuing the Company’s contract performance bonds and by 32% of the unpledged stock of Crescent Lighting, Ltd., our subsidiary. As an incentive to enter into the LOC’s, we issued five-year, detached warrants to purchase 125,000 shares of common stock at an exercise price of $0.01 per share. The LOC plan was approved by our shareholders at the Annual Meeting on June 16, 2010.

On August 1, 2011, we entered into a cognovit promissory note with Keystone Ruby, LLC, the Landlord of our Solon facility, in the amount of $0.3 million for past due rent. The balance is to be paid over 72 equal installments ending on April, 2017. However, the terms of the note call for an immediate payment of the remaining principal balance if we do not renew our lease by December 31, 2013. The interest rate on the loan is 10.0% per annum.

On March 30, 2010, we entered into an agreement with EF Energy Partners LLC (“EF Energy”), an Ohio limited liability company, under which we sold to EF Energy a Secured Subordinated Promissory Note (“Subordinated Note”) for the principal amount of $1.2 million. We secured the full amount of this financing with a pledge of our United States gross accounts receivable and selected capital equipment. This Subordinated Note bears interest at a rate of 12.5%, which is payable quarterly, in arrears, commencing September 30, 2010. The entire outstanding principal balance of this Subordinated Note, together with all accrued interest thereon, is due and payable on March 30, 2013. Additionally, we issued to the eight investors in EF Energy five-year, detached penny warrants ($.01 per share) to purchase shares of its common stock at a rate of 0.2 warrants per dollar of financing, or 230,000 warrants, with an expiration date of March 30, 2015. On December 22, 2011 this agreement was amended by an Inter-creditor Agreement among EF Energy Partners, Rosenthal & Rosenthal and the Company. Per the terms of the Inter-creditor Agreement, we paid $0.9 million of the principal to EF Energy Partners, leaving a principal balance of approximately $0.3 million. Additionally, EF Energy Partners relinquished their security in our United States gross accounts receivable and selected capital equipment. The remaining balance of the loan is now secured by a secondary position in certain assets of our Stones River Companies, LLC subsidiary. We are not related to EF Energy Partners.

In conjunction with the acquisition of SRC on December 31, 2009, we entered into an agreement with TLC Investments, LLC (“TLC”), whereby a convertible promissory note (“Convertible Note”) was issued for the principal amount of $0.5 million. This Convertible Note bears interest at the Wall Street Journal Prime Rate plus two percent (2%), which along with the principal, is due and payable on June 30, 2013 (“maturity date”). Additionally, TLC has the right to convert the principal of the Convertible Note, in whole, into 500,000 shares of our common stock at any time during the period commencing on June 30, 2010 and through the maturity date. Additionally, as a provision to the Convertible Note, if the reported closing price of a share of our common stock shall not be equal to or greater than $2.00 for at least twenty (20) trading days between June 30, 2010 and June 30, 2013, we shall pay TLC an additional fee of $0.5 million on the maturity date.

On December 29, 2009, and in conjunction with the acquisition of SRC, we entered into Letter of Credit Agreements (“LOC’s”) with John Davenport, President of our Company, and with Quercus, for $0.3 million and $0.3 million, respectively. These LOC’s have terms of 24 months and bear interest at a rate of 12.5% on the face amount. The LOC’s are collateralized by a percentage of the capital stock of Crescent Lighting Ltd. (“CLL”) which in turn is based on CLL’s net worth as of November 30, 2009, and is subordinated to the senior indebtedness of the Company and CLL. As an incentive to enter into the LOC’s, the Company issued five-year, detached warrants to purchase 125,000 and 150,000, respectively, of common stock at an exercise price of $0.01 per share. The Company’s shareholders approved the warrants at the Annual Meeting on June 16, 2010. On December 21, 2011, the LOC with John Davenport was amended to extend the due date of the LOC from December 31, 2011 to a month by month basis as long as interest continued to be earned at 12.5%. The LOC was subsequently paid on March 5, 2012. As of December 31, 2011, we were in default with the LOC with Quercus. On March 2, 2012, the LOC due to Quercus was paid in full.

On May 27, 2009, we entered into an unsecured Promissory Note (“Note”) with Quercus in the amount of $70 thousand. Under the terms of this Note, we are obligated to pay Quercus the principal sum of the Note and interest accruing at a yearly rate of 1.00% in one lump sum payment on or before June 1, 2109. We received these funds on June 9, 2009.

Through our United Kingdom subsidiary, we maintain a British pounds sterling-denominated bank overdraft facility with Lloyds Bank Plc, in the amount of £100,000, which was approximately $0.2 million based on the exchange rate at December 31, 2011. There were no borrowings against this facility as of December 31, 2011 or December 31, 2010. This facility is renewed annually in May. The interest rate for this facility in 2011 was 3.60%, based on a variable interest rate equal to the Bank of England’s Bank Rate, which was 0.50% at December 31, 2011, plus 3.10%. The interest rate on the facility at December 31, 2010 was 2.75%.

Equity

On March 17, 2010, we entered into a Purchase Agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”) of Chicago, Illinois and issued to LPC 120,000 shares of our common stock. Under the Purchase Agreement, on May 31, 2010, we sold and issued to LPC, and LPC purchased from us, 360,500 shares of our common stock, together with warrants (“Warrants”) to purchase 350,000 shares at an exercise price of $1.20 per share, for a total consideration of $0.4 million. The Warrants have a term of five years, are not exercisable until December 1, 2010, and expire on December 1, 2015. Under the Purchase Agreement, LPC has also agreed to purchase up to an additional 3,650,000 shares of our common stock at our option over approximately 25 months. As often as every five (5) business days, we have the right to direct LPC to purchase a calculated number of shares as defined by the terms of the Purchase Agreement. We can suspend purchases or accelerate the number of shares to be purchased at any time. No sales of shares may occur below $1.00 per share. The purchase prices of the shares will be based on the market prices of our shares at the time of sale, as computed under the Agreement, without any fixed discount. We may at any time in our sole discretion terminate the Agreement without fee, penalty, or cost upon five (5) business dates notice. In connection with the transactions contemplated by the Purchase Agreement, we filed a Registration Statement (the “Registration Statement”) with the U.S. Securities & Exchange Commission (the “SEC”) to register under the Securities Act of 1933, as amended, the shares of common stock associated with this transaction. On July 14, 2010, we received a Notice of Effectiveness from the SEC relating to the Registration Statement. As of December 31, 2010, we sold and issued to LPC, and LPC purchased from us, a total of 705,550 shares of our common stock for a total consideration of $0.8 million which was offset by expenses of $0.1 million. In the first quarter of 2011, we sold and issued to LPC, and LPC purchased from us, a total of 412,000 shares of our common stock for a total consideration of $0.4 million.

Contractual Obligations

The following summarizes our contractual obligations as of December 31, 2011, consisting of current and future payments for borrowings in the United States, and minimum lease payments under operating leases, as well as the effect that these obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	United States Long-Term Borrowings	Non-Cancelable Operating Leases	Total
Year ending December 31,
2012	$886	$583	$1,469
2013	804	506	1,310
2014	59	190	249
2015	65	81	146
2016 and thereafter	168	67	235

Total contractual obligations, gross	1,982	1,427	3,409
Less: discounts on long-term borrowings and sublease payments	(172)	—	(172)

Total contractual obligations, net	$1,810	$1,427	$3,237

For further information regarding our contractual obligations, refer to Notes 10 and 11 to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2011 or 2010.

Going Concern

We have experienced net losses of $6.1 million, $8.5 million and $11.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011, we had an accumulated deficit of $74.9 million. Although management continues to address many of the legacy issues that have historically burdened our financial performance, we still face challenges in order to reach profitability. In order for us to attain profitability and growth, we will need to successfully address these challenges, including the continuation of cost reductions throughout our organization, improvement in gross margins, execution of our marketing and sales plans for our turnkey energy-efficient lighting solutions business, execution of the $23.1 million U.S. Navy supply contract, the development of new technologies into sustainable product lines and continued improvements in our supply chain performance.

Our independent public accounting firm has issued an opinion in connection with our 2011 Annual Report on Form 10-K raising substantial doubt as to the Company’s ability to continue as a going concern. This opinion stems from our historically poor operating performance and our historical inability to generate sufficient cash flow to meet obligations and sustain operations without obtaining additional external financing. We remain optimistic about obtaining the funding necessary to continue as a going concern, however, there can be no assurances that this objective will be successful. As such, the Company continues to review and pursue selected external funding sources, if necessary, to execute these objectives including, but not limited to, the following:

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

•	the current environment in capital markets combined with our capital constraints may prevent us from being able to obtain any debt financing,

•	financing may not be available for parties interested in pursuing the acquisition of one or more of our operating units, and

•	additional equity financing may not be available to us in the current capital environment and could lead to further dilution of shareholder value for current shareholders of record.

Critical Accounting Policies and Estimates

The preparation of financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies, and the reported amounts of net sales and expenses in the financial statements. Material differences may result in the amount and timing of net sales and expenses if different judgments or different estimates were utilized. Critical accounting policies, judgments, and estimates that we believe have the most significant impact on our financial statements are set forth below:

•	revenue recognition,

•	allowances for doubtful accounts, returns and discounts,

•	impairment of long-lived assets,

•	valuation of inventories,

•	accounting for income taxes, and

•	share-based compensation.

Revenue Recognition

Revenue is recognized when it is realized or realizable, has been earned, and when all of the following has occurred:

•	persuasive evidence or an arrangement exists (e.g., a sales order, a purchase order, or a sales agreement),

•	shipment has occurred, with the standard shipping term being F.O.B. ship point, or services provided on a proportional performance basis or installation has been completed,

•	price to the buyer is fixed or determinable, and

•	collectability is reasonably assured.

Revenues from our products-based business are generally recognized upon shipping based upon the following:

•	all sales made by the Company to its customer base are non-contingent, meaning that they are not tied to that customer’s resale of products,

•	standard terms of sale contain shipping terms of F.O.B. ship point, meaning that title is transferred when shipping occurs, and

•	there are no automatic return provisions that allow the customer to return the product in the event that the product does not sell within a defined timeframe.

Revenues from our products-based business that incorporate specifically-defined installation services have historically been recognized as follows:

•	product sale at completion of installation, and

•	service at completion of installation.

Revenues and profits from our lighting solutions-based business are generally recognized by applying percentage-of-completion for the period to the estimated profits for the respective contracts. Percentage-of-completion is determined by relating the actual cost of the work performed to date to the current estimated total cost of the respective contracts. When the estimate on a contract indicates a loss, the Company’s policy is to record the entire loss during the accounting period in which it is estimable. In the ordinary course of business, at a minimum on a quarterly basis, the Company prepares updated estimates of the total forecasted revenue, cost and profit or loss for each contract. The cumulative effect of revisions in estimates of the total forecasted revenue and costs during the course of the work is reflected in the accounting period in which the facts that caused the revision become known. The financial impact of these revisions to any one contract is a function of both the amount of the revision and the percentage-of-completion of the contract. Revenues from our lighting solutions-based business will generally be larger contracts and may range from three to eighteen months in duration.

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

Revenues from research & development contracts are recognized primarily on the Percentage-of-Completion Method of accounting.

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

Allowances for Doubtful Accounts, Returns, and Discounts

We establish allowances for doubtful accounts and returns for probable losses based on the customers’ loss history with us, the financial condition of the customer, the condition of the general economy and the industry as a whole, and the contractual terms established with the customer. The specific components are as follows:

•	Allowance for doubtful accounts for accounts receivable, and

•	Allowance for sales returns.

In 2011, the total allowance was $0.4 million, with $0.2 million related to accounts receivable and $0.2 million related to sales returns. In 2010, the total allowance was $0.4 million, with $0.3 million related to accounts receivable and $0.1 million related to sales returns. We review these allowance accounts periodically and adjust them accordingly for current conditions.

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

Long-lived assets, other than goodwill, are reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Events or circumstances that would result in an impairment review primarily include operations reporting losses, a significant change in the use of an asset, or the planned disposal or sale of the asset. The asset would be considered impaired when the future net undiscounted cash flows generated by the asset are less than its carrying value. An impairment loss would be recognized based on the amount by which the carrying value of the asset exceeds its fair value, as determined by quoted market prices (if available) or the present value of expected future cash flows.

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

Valuation of Inventories

We state inventories at the lower of standard cost (which approximates actual cost determined using the first-in-first-out method) or market. We establish provisions for excess and obsolete inventories after evaluation of historical sales, current economic trends, forecasted sales, product lifecycles, and current inventory levels. During 2011, 2010 and 2009, we charged $0.2 million, $0.3 million, and $0.5 million, respectively, to cost of sales for excess and obsolete inventories. Adjustments to our estimates, such as forecasted sales and expected product lifecycles, could harm our operating results and financial position.

Accounting for Income Taxes

As part of the process of preparing our Consolidated Financial Statements, we are required to estimate our income tax liability in each of the jurisdictions in which we do business. This process involves estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items, such as deferred revenues, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our Consolidated Balance Sheet. We then assess the likelihood that these deferred tax assets will be recovered from future taxable income and, to the extent that we believe that recovery is more likely than not, or is unknown, we establish a valuation allowance.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets. At December 31, 2011, we have recorded a full valuation allowance against our deferred tax assets in the United States due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward. The valuation allowance is based upon our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable.

Share-Based Payments

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) Topic Number 718, Compensation – Stock Compensation (“ASC 718”). ASC 718 requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees. We have applied ASC 718 using the modified prospective method. Under this method, we are required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In March, 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”), which provides interpretive guidance related to the interaction between ASC 718 and certain SEC rules and regulations. It also provides the SEC staff’s views regarding valuation of share based payment arrangements. The application of ASC 718 with SAB 107 had the effect of increasing stock-based compensation expense and reducing earnings by $.02 million in 2011, and by $0.6 million in each of 2010 and 2009.

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

Recently Issued Accounting Pronouncements

In May 2011, the FASB amended fair value measurement and disclosure guidance to achieve convergence with International Financial Reporting Standards (“IFRS”). The amended guidance modifies the measurement of fair value, clarifies verbiage and changes disclosure or other requirements in U.S. GAAP and IFRS. The guidance is effective during the interim and annual periods beginning on or after December 15, 2011. The Company does not expect the guidance to have a material impact on our consolidated financial statements.

In June 2011, the FASB issued guidance related to the presentation of comprehensive income. The guidance aims to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As this guidance impacts financial statement presentation requirements only, its adoption will not have a material impact on our consolidated financial statements.

In September 2011, the FASB amended guidance relating to the goodwill impairment test. The changes are intended to reduce the cost and complexity of the annual test by providing entities and option to perform a qualitative assessment to determine whether further impairment testing is necessary. The revised guidance includes examples of events and circumstances that might indicate that a reporting unit’s fair value is less than its carrying amount. The changes are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We intend to adopt this guidance as stipulated.

Item 7A. Qualitative and Quantitative Disclosures About Market Risk

As of December 31, 2011, we had $0.3 million in cash held in foreign currencies based on the exchange rates at December 31, 2011. The balances for cash held overseas in foreign currencies are subject to exchange rate risk. We have a policy of maintaining cash balances in local currencies. Periodically, cash will be transferred in order to repay inter-company debts.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Energy Focus, Inc.

We have audited the accompanying consolidated balance sheets of Energy Focus, Inc. (a Delaware corporation) and Subsidiaries (collectively the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for the years ended December 31, 2011, 2010, and 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Energy Focus, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years ended December 31, 2011, 2010, and 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company incurred net losses of $6,055,000, $8,517,000, and $11,015,000 during the years ended December 31, 2011, 2010, and 2009. The continued losses, among other factors, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Plante & Moran, PLLC

Cleveland, Ohio

March 30, 2012

ENERGY FOCUS, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31,

(amounts in thousands except share and per share amounts)

	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$2,136	$4,107
Trade accounts receivable less allowances of $447 and $446, respectively	2,738	5,483
Retainage receivable	474	731
Inventories, net	2,429	2,543
Costs in excess of billings	171	22
Prepaid and other current assets	881	632

Total current assets	8,829	13,518

Property and equipment, net	2,105	2,446
Goodwill	672	672
Intangible assets, net	1,027	1,677
Collateralized assets	1,000	2,000
Other assets	145	61

Total assets	$13,778	$20,374

LIABILITIES
Current liabilities:
Accounts payable	$5,653	$7,167
Accrued liabilities	1,995	2,358
Deferred revenue	1,373	1,214
Billings in excess of costs	154	297
Credit line borrowings	701	—
Current maturities of long-term debt	855	481

Total current liabilities	10,731	11,517

Other liabilities	71	28
Acquisition-related contingent liabilities	553	827
Long-term debt	955	1,344

Total liabilities	12,310	13,716

SHAREHOLDERS’ EQUITY
Preferred stock, par value $0.0001 per share:
Authorized: 2,000,000 shares in 2011 and 2010
Issued and outstanding: no shares in 2011 and 2010	—	—
Common stock, par value $0.0001 per share:
Authorized: 60,000,000 shares in 2011 and 2010
Issued and outstanding: 24,913,000 in 2011 and 23,962,000 in 2010	1	1
Additional paid-in capital	75,962	75,094
Accumulated other comprehensive income	420	423
Accumulated deficit	(74,915)	(68,860)

Total shareholders’ equity	1,468	6,658

Total liabilities and shareholders’ equity	$13,778	$20,374

The accompanying notes are an integral part of these financial statements.

ENERGY FOCUS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31,

(amounts in thousands except per share amounts)

	2011	2010	2009

Net sales	$25,752	$35,129	$12,489
Cost of sales	20,581	28,726	10,449

Gross profit	5,171	6,403	2,040

Operating expenses:
Research and development	(515)	(202)	319
Sales and marketing	6,200	6,415	6,044
General and administrative	5,062	6,115	5,333
Loss on impairment	—	156	—
Valuation of equity instruments	56	1,812	—
Change in estimate of contingent liabilities	(411)	—	—
Restructuring	—	26	125

Total operating expenses	10,392	14,322	11,821

Loss from operations	(5,221)	(7,919)	(9,781)

Other income (expense):
Interest income	4	6	15
Interest expense	(861)	(573)	(88)
Other income (expense)	21	(25)	47

Loss from continuing operations before income taxes	(6,057)	(8,511)	(9,807)

Benefit from (provision for) income taxes	2	(6)	(7)

Net loss from continuing operations	$(6,055)	$(8,517)	$(9,814)

Discontinued operations:

Loss before income taxes of discontinued operations, including loss on disposal of discontinued operations of $664 in 2009	—	—	(1,201)

Provision for income taxes	—	—	—

Loss from discontinued operations	—	—	(1,201)

Net loss	$(6,055)	$(8,517)	$(11,015)

Net loss per share - basic and diluted	$(0.25)	$(0.37)	$(0.70)

Shares used in computing net loss per share - basic and diluted	24,669	22,791	15,763

The accompanying notes are an integral part of these financial statements.

ENERGY FOCUS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the years ended December 31,

(amounts in thousands)

	2011	2010	2009

Net loss	$(6,055)	$(8,517)	$(11,015)

Other comprehensive income (loss):
Foreign currency translation adjustments	(3)	(51)	223

Comprehensive loss	$(6,058)	$(8,568)	$(10,792)

The accompanying notes are an integral part of these financial statements.

ENERGY FOCUS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended December 31, 2011, 2010, and 2009

(amounts in thousands)

			Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total

	Common Stock
	Shares	Amount
Balances at December 31, 2008	14,835	$1	$65,865	$251	$(49,328)	$16,789

Issuance of common stock under rights offering	5,168	—	3,344	—	—	3,344
Issuance of common stock	228	—	153	—	—	153

Issuance of common stock under employee stock option purchase plan	19	—	11	—	—	11
Issuance of common stock for acquisition of subsidiary	1,000	—	1,239	—	—	1,239
Stock-based compensation	—	—	624	—	—	624
Warrants issued for financing	—	—	137	—	—	137
Foreign currency translation adjustment	—	—	—	223	—	223
Net loss	—	—	—	—	(11,015)	(11,015)

Balances at December 31, 2009	21,250	$1	$71,373	$474	$(60,343)	$11,505

Issuance of common stock under rights offering	—	—	1,421	—	—	1,421
Issuance of common stock	948	—	1,195	—	—	1,195

Issuance of common stock under employee stock option purchase plan	20	—	15	—	—	15
Stock-based compensation	—	—	552	—	—	552
Stock options exercised	14	—	8	—	—	8
Warrants issued for financing	—	—	528	—	—	528
Warrants exercised	1,730	—	2	—	—	2
Foreign currency translation adjustment	—	—	—	(51)	—	(51)
Net loss	—	—	—	—	(8,517)	(8,517)

Balances, December 31, 2010	23,962	$1	$75,094	$423	$(68,860)	$6,658

Issuance of common stock under rights offering	—	—	—	—	—	—
Issuance of common stock	412	—	463	—	—	463

Issuance of common stock under employee stock option purchase plan	157	—	47	—	—	47
Stock-based compensation	215	—	319	—	—	319
Stock options exercised	7	—	—	—	—	—
Warrants issued for financing	—	—	33	—	—	33
Warrants exercised	160	—	6	—	—	6
Foreign currency translation adjustment	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(6,055)	(6,055)

Balances, December 31, 2011	24,913	$1	$75,962	$420	$(74,915)	$1,468

The accompanying notes are an integral part of these financial statements.

ENERGY FOCUS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,

(amounts in thousands)

	2011	2010	2009
Cash flows from operating activities:
Net loss	$(6,055)	$(8,517)	$(11,015)
Less: loss from discontinued operations	—	—	(1,201)

Net loss from continuing operations	(6,055)	(8,517)	(9,814)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Loss on impairment	—	156	—
Depreciation	589	790	987
Stock-based compensation	426	878	624
Valuation of equity instruments	56	1,812	—
Provision for doubtful accounts receivable	115	44	45
Amortization of intangible assets	649	1,073	—
Amortization of discounts on long-term borrowings	574	349	—
Deferred revenue	16	1,215	104
Change in estimate of contingent liabilities	(411)	—	—
(Gain) loss on disposal of property and equipment	(11)	(22)	44
Changes in assets and liabilities:
Accounts receivable, inventories, and other assets	3,411	(1,694)	(906)
Accounts payable and accrued liabilities	(1,976)	5,409	(1,225)

Total adjustments	3,438	10,010	(327)

Net cash (used in) provided by continuing operations	(2,617)	1,493	(10,141)
Net cash used in discontinued operations	—	—	(421)

Net cash (used in) provided by operating activities	(2,617)	1,493	(10,562)

Cash flows from investing activities:
Cash paid for acquisition of subsidiary	—	—	(1,500)
Proceeds from the sale of property and equipment	19	50	—
Acquisition of property and equipment	(256)	(332)	(182)

Net cash used in continuing investing activities	(237)	(282)	(1,682)
Net cash provided by discontinued investing activities	—	—	765

Net cash used in investing activities	(237)	(282)	(917)

Cash flows from financing activities:
Proceeds from issuances of common stock, net	456	669	3,508
Proceeds from exercise of stock options	5	8	—
Proceeds from other borrowings	605	1,150	620
Payments on other borrowings	(892)	—	—
Net proceeds (repayments) on credit line borrowings	701	—	(1,776)

Net cash provided by continuing financing activities	875	1,827	2,352
Net cash used in discontinued financing activities	—	—	(428)

Net cash provided by financing activities	875	1,827	1,924

Effect of exchange rate changes on cash	8	7	49

Net (decrease) increase in cash and cash equivalents	(1,971)	3,045	(9,506)
Cash and cash equivalents at beginning of year	4,107	1,062	10,568

Cash and cash equivalents at end of year	$2,136	$4,107	$1,062

Classification of cash and cash equivalents:
Cash and cash equivalents	$2,117	$3,979	$1,062
Restricted cash held	19	128	—

Cash and cash equivalents at end of period	$2,136	$4,107	$1,062

(Continued on following page)

ENERGY FOCUS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,

(amounts in thousands)

	2011	2010	2009
Supplemental Information
Interest paid	$328	$171	$98
Non-cash investing and financing activities:
Fully depreciated assets disposed of	$1,050	$1,548	$1,149
The Company purchased all of the members’ interest of Stones River Companies, LLC for $1,500. In conjunction with the acquisition, liabilities were incurred and common stock was issued as follows:
Fair value of assets acquired	$—	$—	$4,700
Cash paid for the members’ interest	—	—	(1,500)

Liabilities incurred and common stock issued	$—	$—	$3,200

The accompanying notes are an integral part of these financial statements.

ENERGY FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010, and 2009

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

2.	Summary of Significant Accounting Policies

The significant accounting policies of the Company, which are summarized below, are consistent with generally accepted accounting principles and reflect practices appropriate to the business in which the Company operates.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates include, but are not limited to, the establishment of reserves for accounts receivable, sales returns, inventory obsolescence and warranty claims; the useful lives for property, equipment, and intangible assets; revenues recognized on a percentage-of-completion basis; and stock-based compensation. In addition, estimates and assumptions associated with the determination of the fair value of financial instruments and evaluation of goodwill and long-lived assets for impairment requires considerable judgment. Actual results could differ from those estimates and such differences could be material.

Reclassifications

Certain prior year amounts have been reclassified within the Consolidated Financial Statements (“financial statements”), and related notes thereto, to be consistent with the current year presentation.

Basis of Presentation

The financial statements include the accounts of the Company and its subsidiaries, Stones River Companies, LLC (“SRC”) in Nashville, Tennessee, and Crescent Lighting Limited (“CLL”) located in the United Kingdom. LBM Lichtleit-Fasertechnik (“LBM”) located in Berching, Germany, was sold in December of 2009 and is included in discontinued operations. All significant inter-company balances and transactions have been eliminated.

ENERGY FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010, and 2009

Going Concern

The Company has experienced net losses of $6.1 million, $8.5 million and $11.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011, the Company had an accumulated deficit of $74.9 million. Although management continues to address many of the legacy issues that have historically burdened the Company’s financial performance, the Company still faces challenges in order to reach profitability. In order for the Company to attain profitability and growth, it will need to successfully address these challenges, including the continuation of cost reductions throughout its organization, improvement in gross margins, execution of its marketing and sales plans for its turnkey energy-efficient lighting solutions business, execution of the $23.1 million U.S. Navy supply contract, the development of new technologies into sustainable product lines and continued improvements in its supply chain performance.

The Company’s independent public accounting firm has issued an opinion in connection with the Company’s 2011 Annual Report on Form 10-K raising substantial doubt as to the Company’s ability to continue as a going concern. This opinion stems from the Company’s historically poor operating performance and the Company’s historical inability to generate sufficient cash flow to meet obligations and sustain operations without obtaining additional external financing. The Company remains optimistic about obtaining the funding necessary to continue as a going concern, however, there can be no assurances that this objective will be successful. As such, the Company continues to review and pursue selected external funding sources, if necessary, to execute these objectives including, but not limited to, the following:

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

•	the current environment in capital markets combined with the Company’s capital constraints may prevent the Company from being able to obtain any debt financing,

•	financing may not be available for parties interested in pursuing the acquisition of one or more operating units of the Company, and

•	additional equity financing may not be available to the Company in the current capital environment and could lead to further dilution of shareholder value for current shareholders of record.

Revenue Recognition

Revenue is recognized when it is realized or realizable, has been earned, and when all of the following has occurred:

•	persuasive evidence or an arrangement exists (e.g., a sales order, a purchase order, or a sales agreement),

•	shipment has occurred, with the standard shipping term being F.O.B. ship point, or services provided on a percentage-of-completion basis or installation have been completed,

•	price to the buyer is fixed or determinable, and

•	collectability is reasonably assured.

Revenues from the Company’s products-based business are generally recognized upon shipping based upon the following:

•	all sales made by the Company to its customer base are non-contingent, meaning that they are not tied to that customer’s resale of products,

•	standard terms of sale contain shipping terms of F.O.B. ship point, meaning that title is transferred when shipping occurs, and

•	there are no automatic return provisions that allow the customer to return the product in the event that the product does not sell within a defined timeframe.

Revenues from the Company’s products-based business that incorporate specifically-defined installation services have historically been recognized as follows:

•	product sale at completion of installation, and

•	service at completion of installation.

ENERGY FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010, and 2009

Revenues and profits from the Company’s lighting solutions-based business are generally recognized by applying percentage-of-completion for the period to the estimated profits for the respective contracts. Percentage-of-completion is determined by relating the actual cost of the work performed to date to the current estimated total cost of the respective contracts. When the estimate on a contract indicates a loss, the Company’s policy is to record the entire loss during the accounting period in which it is estimable. In the ordinary course of business, at a minimum on a quarterly basis, the Company prepares updated estimates of the total forecasted revenue, cost and profit or loss for each contract. The cumulative effect of revisions in estimates of the total forecasted revenue and costs during the course of the work is reflected in the accounting period in which the facts that caused the revision become known. The financial impact of these revisions to any one contract is a function of both the amount of the revision and the percentage-of-completion of the contract. Revenues from the Company’s lighting solutions-based business will generally be larger contracts and may range from three to eighteen months in duration.

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

Revenues from research & development contracts are recognized primarily on the percentage-of-completion method of accounting. Deferred revenue is recorded for the excess of contract billings over the amount of contract costs and profits. Costs in excess of billings, included in prepaid and other assets, are recorded for contract costs in excess of contract billings.

The Company warrants its products against defects or workmanship issues. It sets up allowances for estimated returns, discounts, and warranties upon recognition of revenue, and these allowances are adjusted periodically to reflect actual and anticipated returns, discounts, and warranty expenses. These allowances are based on past history and historical trends, current economic conditions, and contractual terms. Distributor’s obligation to the Company is not contingent upon the resale of its products and as such does not prohibit revenue recognition.

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company has $1.9 million in cash on deposit with financial institutions in the United States as of December 31, 2011, of which $19 thousand is designated as restricted cash and relates to funds received from a grant from/for a branch of the United States government. The remaining cash of $0.2 million is on deposit with a European bank in the United Kingdom.

Inventories

The Company states inventories at the lower of standard cost (which approximates actual cost determined using the first-in-first-out method) or market. The Company establishes provisions for excess and obsolete inventories after evaluation of historical sales, current economic trends, forecasted sales, product lifecycles, and current inventory levels. Charges to cost of sales for excess and obsolete inventories amounted to $0.2 million, $0.3 million and $0.5 million in 2011, 2010, and 2009, respectively.

Accounts Receivable

The Company’s customers currently are concentrated in the United States and Europe. In the normal course of business, the Company extends unsecured credit to its customers related to the sale of its lighting solutions services and sale of its products. Typical credit terms require payment within thirty days from the date of delivery or service. The Company evaluates and monitors the creditworthiness of each customer on a case-by-case basis. The Company also provides allowances for sales returns and doubtful accounts based on its continuing evaluation of its customers’ ongoing requirements and credit risk. The Company writes-off accounts receivable when management deems that they have become uncollectible and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The Company does not generally require collateral from its customers.

ENERGY FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010, and 2009

Retainage Receivable

The Company’s solutions-based sales are normally subject to a holdback of a percentage of the sale as retainage. This holdback is recorded on the Company’s Consolidated Balance Sheet as “Retainage receivable”. Retainage is a portion of the total bid price of a project that is held back by the customer until the project is complete and functioning satisfactorily according to the contract terms. Retainage percentages typically range from 5% to 10% and are collected anywhere from three to eighteen months from the inception of the project. For the year ended December 31, 2011 and 2010, the Company had retainage receivable from its customers totaling $0.5 million and $0.7 million, respectively.

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

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against such deferred tax assets. At December 31, 2011, the Company has a full valuation allowance against deferred tax assets in the United States due to uncertainties related to its ability to utilize those deferred tax assets. The valuation allowance is based on estimates of taxable income by jurisdiction and the periods over which its deferred tax assets could be recoverable.

Collateralized Assets

The Company maintains $1.0 million of cash collateral related to the Company’s surety bonding program associated with SRC. This cash is pledged to the surety carrier until which time the Company is able to provide sufficient alternative means of collateralization satisfactory to the surety carrier.

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

The Company classifies intangible assets into two categories: (1) intangible assets with definite lives subject to amortization, and (2) goodwill. The Company determines the useful lives of its identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors the Company considers when determining useful lives include the contractual term of any agreement related to the asset, the historical performance of the asset, the Company’s long-term strategy for using the asset, any laws or other local regulations which could impact the useful life of the asset, and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized, on a straight-line basis or other method which best approximates cash flows, over their useful lives, ranging from 5 to 10 years. Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in a business acquisition. Refer to Note 7, Goodwill and Intangible Assets, for additional information.

ENERGY FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010, and 2009

Long-lived assets, other than goodwill, are reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Events or circumstances that would result in an impairment review primarily include operations reporting losses, a significant change in the use of an asset, or the planned disposal or sale of the asset. The asset would be considered impaired when the future net undiscounted cash flows generated by the asset are less than its carrying value. An impairment loss would be recognized based on the amount by which the carrying value of the asset exceeds its fair value, as determined by quoted market prices (if available) or the present value of expected future cash flows.

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

At December 31, 2011, four customers accounted for 44.1% of net accounts receivable, including retainage receivable and for December 31, 2010 three customers accounted for 56.5% of net accounts receivable, including retainage. For 2011, four customers accounted for 36.0% of net sales while two customers had accounted for 36.3% of net sales in 2010. For 2009, no single customer accounted for more than 10% of net sales.

The Company requires substantial amounts of purchased materials from selected vendors. With specific materials, the Company purchases 100% of its requirement from a single vendor. Included in purchased materials are small diameter stranded fiber, plastic fixtures, lamps, reflectors, drivers and power supplies. Substantially all of the materials the Company requires are in adequate supply. However, the availability and costs of materials may be subject to change due to, among other things, new laws or regulations, suppliers’ allocation to other purchasers, interruptions in production by suppliers, and changes in exchange rates and worldwide price and demand levels. The Company’s inability to obtain adequate supplies of materials for its products at favorable prices could have a material adverse effect on its business, financial position, or results of operations by decreasing the Company’s profit margins and by hindering its ability to deliver products to its customers on a timely basis.

Research and Development

Research and development expenses include salaries, contractor and consulting fees, supplies and materials, as well as costs related to other overhead items such as depreciation and facilities costs. Research and development costs are expensed as they are incurred.

ENERGY FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010, and 2009

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

A reconciliation of basic and diluted loss per share is provided as follows (in thousands, except per share amounts):

	Years ended December 31,
	2011	2010	2009
Basic and diluted loss per share:
Net loss	$(6,055)	$(8,517)	$(11,015)

Basic and diluted loss per share:
Weighted average shares outstanding	24,669	22,791	15,763

Basic and diluted net loss per share	$(0.25)	$(0.37)	$(0.70)

Options and warrants to purchase approximately 5,575,000 shares, 5,119,000 shares and 6,159,000 shares of common stock were outstanding at December 31, 2011, 2010, and 2009, respectively, but were not included in the calculation of diluted loss per share because their inclusion would have been anti-dilutive.

Stock-Based Compensation

The Company accounts for stock-based compensation following Accounting Standards Codification (“ASC”) Topic Number 718, Compensation – Stock Compensation (“ASC 718”). ASC 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The statement requires entities to recognize compensation expense for awards of equity instruments to employees based on grant-date fair value of those awards (with limited exceptions). ASC 718 also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow rather than as an operating cash flow as prescribed under the prior accounting rules. The following table summarizes the Company’s stock-based compensation (in thousands):

	Years ended December 31,
	2011	2010	2009

Stock option expense	$213	$552	$624
Executive & Director stock-based compensation	107	326	—
Employee incentive stock-based compensation	106	—	—

Total stock-based compensation	$426	$878	$624

At December 31, 2011, the Company had unamortized stock compensation expense of $0.4 million. The remaining weighted average life is approximately 1.3 years as of December 31, 2011. These costs will be charged to expense, amortized on a straight-line method, in future periods in accordance with ASC 718 accounting. At December 31, 2011, the intrinsic value of total options outstanding was $0.

The expenses for 2011, 2010, and 2009 include both the costs of awards granted in those years and those unvested at the beginning of 2009. Both the expense and future unearned compensation have been estimated using the Black-Scholes option pricing model. Estimates utilized in the calculation include the expected life of the option, risk-free interest rate, and volatility and are further comparatively detailed below. The estimated expected life of the option is calculated based on contractual life of the option, the vesting life of the option, and historical exercise patterns of vested options. The volatility estimates are calculated using historical pricing experience.

ENERGY FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010, and 2009

As of December 31, 2011, the Company has one stock-based employee compensation plan, which is described more fully in Note 12, Shareholders’ Equity. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of ASC 718 and related interpretations. Under these principles, the equity instruments are valued at the fair value, which is computed based on stock price on the date of grant or other measurement date, exercise price, estimated life, stock volatility, and the risk-free rate of interest.

The fair value of each option grant and stock purchase plan grant combined is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2011, 2010, and 2009:

	2011	2010	2009
Fair value of options issued	$0.47	$0.80	$0.46
Exercise price	$0.86	$1.16	$0.73
Expected life of option	6.1 years	4.0 years	4.0 years
Risk-free interest rate	2.36%	1.61%	1.88%
Expected volatility	56.35%	98.31%	88.26%
Dividend yield	0%	0%	0%

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

In the third quarter of 2010, the Board of Directors approved a program offering the independent Directors of the Company the option of accepting restricted shares of the Company’s common stock in lieu of quarterly cash compensation. Directors who chose to participate and accept restricted shares in lieu of cash compensation would receive the equivalent of two dollars ($2.00) of Company common stock for every one dollar ($1.00) of their normal cash compensation. Directors that chose to accept this program agreed to receive restricted shares compensation for four consecutive quarters, covering the period of July 2010 until June 2011 with the aforementioned common stock vesting over an equivalent 12 month period. The price of the common stock shares was based on the closing price of the Company’s common stock on September 20, 2010. On September 1, 2010, four of the five Directors agreed to participate in this program and, subsequently, 123,000 of restricted shares of common stock were issued to the participants. Director compensation expense under this program amounted to $0.1 million for year ending December 31, 2010 and $0.1 million for year ending December 31, 2011 related to these restricted shares.

In addition to the above, the Company granted 1,040,000 stock options, 115,000 shares of restricted shares, and had cancellations of 591,000 stock options for the period ending December 31, 2011.

On May 29, 2009, the Company’s five senior executive officers agreed to accept voluntary salary reductions for the remainder of the 2009 calendar year in exchange for the issuance of restricted shares of common stock as authorized under the Company’s 2008 Incentive Stock Plan. Two other key executives of the Company also accepted salary reductions for the balance of the year in exchange for restricted shares. Each officer and key executive voluntarily accepted a ten percent (10%) salary reduction for the remainder of 2009, except for one officer who voluntarily accepted a forty percent (40%) decrease for the remainder of 2009. The number of restricted shares of common stock issued to each officer and executive was equal to the dollar value of the individual’s salary reduction divided by the closing price per share of the Company’s common stock on May 29, 2009. The total number of restricted shares of common stock issued to these officers and executives was 209,000. The Company reserved the right to extend these salary reductions into the 2010 calendar year and beyond. Additionally, on May 29, 2009, two members of the Company’s Board of Directors voluntarily relinquished their directors’ fee for the balance of 2009 in exchange for restricted shares of common stock on the same terms as the shares granted to the officers. The number of restricted shares of common stock issued to each director was equal to the dollar value of the individual’s relinquished director’s fee divided by the closing price per share of the Company’s common stock on May 29, 2009. The total number of restricted shares of common stock issued to these directors was 19,000. The Company recorded $0.1 million of compensation expense related to these restricted shares for the period ending December 31, 2010.

On December 31, 2009, the Company extended these salary reductions through June 30, 2010 issuing an additional 170,000 of restricted shares. The number of restricted shares of common stock issued to each officer and executive was equal to the dollar value of the individual’s salary reduction divided by the closing price per share of the Company’s common stock on December 30, 2009.

ENERGY FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010, and 2009

On July 9, 2010, the Company’s Chief Executive Officer, with the approval of the Board of Directors, decided to continue the cash salary reductions through December 31, 2011. Each officer and key executive voluntarily accepted a ten percent (10%) salary reduction for this six month period, except for one officer who voluntarily accepted a forty percent (40%) decrease for this six month period. The number of restricted shares of common stock issued to each officer and executive was equal to the dollar value of the individual’s salary reduction divided by the closing price per share of the Company’s common stock on July 9, 2010.

The total number of restricted shares of common stock to be issued to these officers and executives is 88,000, but these shares have not yet been issued to the affected executives. The Company recorded $0.2 million of compensation expense related to these restricted shares for the period ending December 31, 2010.

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

Advertising Expenses

The Company expenses the costs of advertising, which consists of costs for the placement of advertisements in various media. Advertising expenses were $0.3 million, $0.2 million, and $0.4 million for the years ended December 31, 2011, 2010, and 2009, respectively.

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

	Year ended December 31,
	2011	2010

Balance at the beginning of the year	$126	$211
Accruals for (reductions in) warranties issued	44	(11)
Settlements made during the year (in cash or in kind)	(70)	(74)

Balance at the end of the year	$100	$126

Recent Accounting Standards and Pronouncements

In May 2011, the FASB amended fair value measurement and disclosure guidance to achieve convergence with International Financial Reporting Standards (“IFRS”). The amended guidance modifies the measurement of fair value, clarifies verbiage and changes disclosure or other requirements in U.S. GAAP and IFRS. The guidance is effective during the interim and annual periods beginning on or after December 15, 2011. The Company does not expect the guidance to have a material impact on the consolidated financial statements of the Company.

In June 2011, the FASB issued guidance related to the presentation of comprehensive income. The guidance aims to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As this guidance impacts financial statement presentation requirements only, its adoption will not have a material impact on the Company’s consolidated financial statements.

ENERGY FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010, and 2009

In September 2011, the FASB amended guidance relating to the goodwill impairment test. The changes are intended to reduce the cost and complexity of the annual test by providing entities and option to perform a qualitative assessment to determine whether further impairment testing is necessary. The revised guidance includes examples of events and circumstances that might indicate that a reporting unit’s fair value is less than its carrying amount. The changes are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company intends to adopt this guidance as stipulated.

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

The Company acquired approximately $4.7 million in assets, including accounts receivable, fixed assets, and other intangible assets. Of the purchase price, $0.7 million was recorded on the Company’s Consolidated Balance Sheet as goodwill. Purchase price consideration was paid in the form of $1.5 million of cash, 1,000,000 shares of Energy Focus common stock, and a $0.5 million promissory note convertible into 500,000 shares of the Company’s common stock. The transaction also included performance-related contingent consideration including a 2.5% payout on the annual revenues of SRC over 42 months, and a $0.5 million fee if the market price of the Company’s common stock is not equal to or greater than $2.00 per share for at least twenty trading days between June 30, 2010 and June 30, 2013.

The acquisition was accounted for as a stock purchase and, accordingly, was included in the financial statements of the Company as of December 31, 2009. Due to the absence of activity between the purchase date, December 31, 2009, and the date of the Company’s financial statements, there were no results of operations to be reported in 2009. In addition, comparative pro forma information was not presented as SRC was not a comparable stand-alone entity prior to the acquisition.

The purchase price was allocated based on the fair value of the assets acquired leading to the purchase price allocation as follows (in thousands):

Assets acquired:	Amortization Life (in years)	Amount
Accounts receivable		$1,258
Property and equipment		20
Goodwill	n/a	672
Intangible assets:
Tradename	10	500
Client relationships	5	2,250

Total purchase price		$4,700

The purchase price in excess of the fair value of the tangible assets acquired has been allocated to intangible assets and goodwill. The Company engaged an independent third-party expert to assist in the allocation of the purchase price to the various specific separately identifiable intangible assets. The methods utilized by this third-party are based upon generally accepted accounting valuation conventions used in acquisition-related valuations and include peer volatility analysis, discounted cash flow analysis, annuity stream valuation and earnings based valuation techniques. These conventions were reviewed and approved by management. Of the intangible assets acquired, $0.7 million was assigned to goodwill.

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

ENERGY FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010, and 2009

In December 2009, the Company completed the sale of its ownership rights in LBM for $0.2 million comprised of cash and a promissory note. Furthermore, the Company will receive an earn-out equal to ten percent (10%) of post-acquisition, pre-amortization, pre-tax profit for a period of 24 months commencing January, 2010. In March 2011, the Company received an earn-out payment in the amount of $27 thousand. Excluding this earn-out, the Company recorded a loss on disposal of subsidiary of $0.7 million. As part of this transaction, the purchaser assumed all rights to both tangible and intangible assets as well as all of the liabilities of LBM.

The following table summarizes the components included in loss from discontinued operations within the Company’s Consolidated Statement of Operations (amounts in thousands):

	December 31,
	2011	2010	2009
Net sales	$—	$—	$1,462
Total expenses	—	—	2,663

Loss before income taxes of discontinued operations	—	—	(1,201)
Provision for income tax	—	—	—

Loss from discontinued operations	$—	$—	$(1,201)

5.	Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost determined using the first-in, first-out cost method) or market and consists of the following (in thousands):

	December 31,
	2011	2010
Raw materials	$1,517	$1,579
Finished goods	912	964

Inventories, net	$2,429	$2,543

6.	Property and Equipment

Property and equipment is stated at cost and is depreciated using the straight-line method over the estimated useful lives of the related assets and consists of the following (in thousands):

	December 31,
	2011	2010
Equipment (useful life 3 -15 years)	$5,831	$6,328
Tooling (useful life 2 - 5 years)	2,440	2,507
Furniture and fixtures (useful life 5 years)	129	161
Computer software (useful life 3 years)	431	373
Leasehold improvements (the shorter of useful life or lease life)	630	909
Construction in progress	27	14

Property and equipment at cost	9,488	10,292
Less: accumulated depreciation	(7,383)	(7,846)

Property and equipment, net	$2,105	$2,446

ENERGY FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010, and 2009

As a result of the Company’s efforts to reduce overhead costs and in conjunction with the renegotiation efforts related to the lease at its Solon, Ohio office, which expired April 30, 2011, the decision was made to relocate the remaining Solon, Ohio operations to its facilities in Mexico and California. This decision would enable the Company to reduce the square footage of the premises leased and strategically align the products-based segment of the Company which is located in California. As a result of strategic changes, the Company performed an evaluation of its remaining property, plant and equipment at the Solon office as of December 31, 2010, as this strategic change created a “triggering event” necessitating such a review. In performing this review, the Company obtained quoted market prices for similar assets while also considering market demand for these assets. As a result of this review, the Company recorded an impairment charge of $0.2 million, which represented the difference between the fair value of the asset group and its carrying value and is included in the Consolidated Statements of Operations under the caption “Loss on Impairment.”

7.	Goodwill and Intangible Assets

The following table summarizes information related to net carrying value of intangible assets (in thousands):

	Amortization	December 31,
	Life (in years)	2011	2010

Goodwill	n/a	$672	$672

Definite-lived intangible assets:
Tradenames	10	400	450
Customer relationships	5	627	1,227

Total definite-lived intangible assets		1,027	1,677

Total intangible assets, net		$1,699	$2,349

Amortization expense for intangible assets subject to amortization was $0.6 million for the year ended December 31, 2011, as compared to $1.1 million for the year ended December 31, 2010. There was no amortization expense in the year ended December 31, 2009. The company amortizes Tradenames on a straight-line basis over the estimated useful lives of the intangible assets. Customer relationships are amortized over their expected useful lives on an accelerated method that approximates the cash flows associated with those relationships. Based on the carrying value of amortized intangible assets the Company estimates amortization expense for future years to be as follows (in thousands):

Year ending December 31,	Amount
2012	$420
2013	252
2014	105
2015	50
2016	50
2017 and thereafter	150

Total amortization expense	$1,027

As of December 31, 2011, the Company had $0.7 million of goodwill recorded on its financial statements related to the December 31, 2009 acquisition of SRC. The Company engaged an independent third-party expert to assist in the allocation of the excess purchase price to the various specific separately identifiable intangible assets, including goodwill, which is described more fully in Note 3, Acquisition.

ENERGY FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010, and 2009

8.	Accrued Liabilities (Current):

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2011	2010
Accrued sales commissions and incentives	$395	$566
Accrued warranty expense	100	126
Accrued professional fees	161	92
Accrued employee benefits	296	331
Accrued interest	13	53
Accrued rent	—	230
Accrued taxes	202	185
Accrued performance-related contingent consideration	351	525
Accrued subcontractor services	286	102
Accrued other expenses	191	148

Total accrued expenses	$1,995	$2,358

9.	Contracts in Progress

Costs and estimated earnings on contracts in progress for the year ending December 31, 2011 and 2010 are summarized in the table below (in thousands):

	December 31,
	2011	2010
Costs incurred on uncompleted contracts	$3,193	$9,912
Estimated earnings	855	3,138

Total revenues	4,048	13,050
Less: billings to date	4,031	13,325

Total	$17	$(275)

Balance sheet classification:
Costs in excess of billings on uncompleted contracts	$171	$22
Billings in excess of costs on uncompleted contracts	(154)	(297)

Total	$17	$(275)

10.	Debt

Credit Facilities

On December 22, 2011, the Company entered into a $4.5 million revolving line of credit with Rosenthal & Rosenthal. The total loan amount available to the Company under the line of credit is equal to 85% of its net amount of eligible receivables, plus available inventory (the lesser of 50% of the lower of cost or market value of eligible inventory, or $0.3 million). The credit facility is secured by a lien on the domestic assets of the Company. The interest rate for borrowing on accounts receivable is 8.5%, on inventories 10.0% and on overdrafts 13.0%. Additionally, there is an annual 1% facility fee on the entire amount of the credit facility, $4.5 million, payable at the beginning of the year. The Credit Facility is a three year agreement, expiring on December 31, 2014, unless terminated sooner. There are liquidated damages if the Credit Facility is terminated prior to December 31, 2014, which are based on the maximum credit facility amount then in effect. The damages are: 3% if terminated prior to the first anniversary of the closing date, 2% if terminated prior to the second anniversary of the closing date, and 1% if terminated prior to the third anniversary of the closing date. The Company is required to comply with certain financial covenants, measured quarterly, including, as defined in the agreement: a tangible net worth amount and a working capital amount. The Company was in compliance with the financial covenants at December 31, 2011.

ENERGY FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010, and 2009

On October 15, 2008, the Company entered into a one year credit agreement with Silicon Valley Bank (“SVB”) incorporating a $4.0 million revolving line of credit facility. Borrowings under this agreement were collateralized by the Company’s assets, including intellectual property, and bore interest at the SVB Prime Rate plus 1%. The Company was required to maintain 85% of its cash and cash equivalents in operating and investment accounts with SVB and was required to comply with certain covenant requirements, including a tangible net worth covenant. At December 31, 2008, the Company was not in compliance with the tangible net worth covenant requirement and such condition continued throughout 2009. As such, the Company entered into a series of loan modification and forbearance agreements with effective dates ranging from January 31, 2009 through November 17, 2009. In conjunction with these forbearance agreements, the terms of the credit facility were revised culminating in a reduction to its revolving line of credit to $1.3 million with a maturity date of October 15, 2009 and a change in the rates of interest charged throughout 2009 in the range of SVB Prime Rate plus 1.5% to 3.0%. During the third quarter of 2009, SVB informed the Company that it did not intend to renew the Company’s revolving line of credit when it was set to expire on October 15, 2009. Ultimately, the Company was able to extend the maturity date of this credit facility to December 31, 2009 at which time it liquidated the outstanding balance of $0.3 million on the line of credit.

Borrowings

On August 11, 2011, the Company entered into a Letter of Credit Agreement (“LOC”) with Mark Plush, Chief Financial Officer of the Company, in the amount of $0.3 million. The LOC has a term of 24 months and bears interest at a rate of 12.5% on the face amount. The LOC is collateralized by a cash deposit with an insurance company issuing the Company’s contract performance bonds and by 32% of the unpledged stock of Crescent Lighting, Ltd., a subsidiary of the Company. As an incentive to enter into the LOC’s, the Company issued five-year, detached warrants to purchase 125,000 shares of common stock at an exercise price of $0.01 per share. The LOC plan was approved by the Company’s shareholders at the Annual Meeting on June 16, 2010.

On August 1, 2011, the Company entered into a cognovit promissory note with Keystone Ruby, LLC, the Landlord of its Solon facility, in the amount of $0.3 million for past due rent. The balance is to be paid over 72 equal installments ending on April, 2017. However, the terms of the note call for an immediate payment of the remaining principal balance if the Company does not renew its lease by December 31, 2013. The interest rate on the loan is 10.0% per annum.

On March 30, 2010, the Company entered into an agreement with EF Energy Partners LLC (“EF Energy”), an Ohio limited liability company, under which it sold to EF Energy a Secured Subordinated Promissory Note (“Subordinated Note”) for the principal amount of $1.2 million. The Company secured the full amount of this financing with a pledge of its United States gross accounts receivable and selected capital equipment. This Subordinated Note bears interest at a rate of 12.5%, which is payable quarterly, in arrears, commencing September 30, 2010. The entire outstanding principal balance of this Subordinated Note, together with all accrued interest thereon, is due and payable on March 30, 2013. Additionally, the Company issued to the eight investors in EF Energy five-year, detached penny warrants ($.01 per share) to purchase shares of its common stock at a rate of 0.2 warrants per dollar of financing, or 230,000 warrants, with an expiration date of March 30, 2015. On December 22, 2011, this agreement was amended by an Inter-creditor Agreement among EF Energy Partners, Rosenthal & Rosenthal and the Company. Per the terms of the Inter-creditor Agreement, the Company paid $0.9 million of the principal to EF Energy Partners, leaving a principal balance of approximately $0.3 million. Additionally, EF Energy Partners relinquished their security in the Company’s United States gross accounts receivable and selected capital equipment. The remaining balance of the loan is now secured by a secondary position in certain assets of the Company’s Stones River Companies, LLC subsidiary. The Company and EF Energy Partners are not related.

In conjunction with the acquisition of SRC on December 31, 2009, the Company entered into an agreement with TLC Investments, LLC (“TLC”), whereby a convertible promissory note (“Convertible Note”) was issued for the principal amount of $0.5 million. This Convertible Note bears interest at the Wall Street Journal Prime Rate plus two percent (2%), which along with the principal, is due and payable on June 30, 2013 (“maturity date”). Additionally, TLC has the right to convert the principal of the Convertible Note, in whole, into 500,000 shares of the Company’s common stock at any time during the period commencing on June 30, 2010 and through the maturity date. Additionally, as a provision to the Convertible Note, if the reported closing price of a share of common stock of the Company shall not be equal to or greater than $2.00 for at least twenty (20) trading days between June 30, 2010 and June 30, 2013, the Company shall pay TLC an additional fee of $0.5 million on the maturity date. The Convertible Note is secured by a first-lien-position security interest in the assets of SRC.

ENERGY FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010, and 2009

On December 29, 2009, and in conjunction with the acquisition of SRC, the Company entered into Letter of Credit Agreements (“LOC’s”) with John Davenport, President of our Company, and with The Quercus Trust (“Quercus”), for $0.3 million and $0.3 million, respectively. These LOC’s have terms of 24 months and bear interest at a rate of 12.5% on the face amount. The LOC’s are collateralized by a percentage of the capital stock of Crescent Lighting Ltd. (“CLL”) which in turn is based on CLL’s net worth as of November 30, 2009, and is subordinated to the senior indebtedness of the Company and CLL. As an incentive to enter into the LOC’s, the Company issued five-year, detached warrants to purchase 125,000 and 150,000, respectively, of common stock at an exercise price of $0.01 per share. The Company’s shareholders approved the warrants at the Annual Meeting on June 16, 2010. On December 21, 2011, the LOC with John Davenport was amended to extend the due date of the LOC from December 31, 2011 to a month by month basis as long as interest continued to be earned at 12.5%. The LOC was subsequently paid on March 5, 2012. As of December 31, 2011, the Company was in default with the LOC with Quercus. On March 2, 2012, the LOC due to Quercus was paid in full.

On May 27, 2009, the Company entered into an unsecured Promissory Note (“Note”) with Quercus in the amount of $70 thousand. Under the terms of this Note, the Company is obligated to pay Quercus the principal sum of the Note and interest accruing at a yearly rate of 1.00% in one lump sum payment on or before June 1, 2109. The Company received these funds on June 9, 2009.

Through The Company’s United Kingdom subsidiary, it maintains a British pounds sterling-denominated bank overdraft facility with Lloyds Bank Plc, in the amount of £100,000, which was approximately $0.2 million based on the exchange rate at December 31, 2011. There were no borrowings against this facility as of December 31, 2011 or December 31, 2010. This facility is renewed annually in May. The interest rate for this facility in 2011 was 3.60%, based on a variable interest rate equal to the Bank of England’s Bank Rate, which was 0.50% at December 31, 2011, plus 3.10%. The interest rate on the facility at December 31, 2010 was 2.75%.

Future maturities of remaining borrowings are (in thousands):

Year ending December 31,	Long-Term Borrowings
2012	$886
2013	804
2014	59
2015	65
2016	72
2017 and thereafter	96

Gross long-term borrowings	1,982
Less: discounts on long-term borrowings	(172)

Total commitment, net	$1,810

11.	Commitments and Contingencies

The Company leases certain equipment, manufacturing, warehouse and office space under non-cancelable operating leases expiring through 2017 under which it is responsible for related maintenance, taxes, and insurance. Future minimum non-cancelable lease commitments are as follows (in thousands):

Year ending December 31,	Minimum Lease Commitments
2012	$583
2013	506
2014	190
2015	81
2016 - 2017	67

Total commitment	$1,427

Certain leases included above contain escalation clauses and, as such, rent expense was recorded on a straight-line basis over the term of the lease. Net rent expense from continuing operations were $0.8 million for each of the years ended December 31, 2011, 2010, and 2009, respectively.

ENERGY FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010, and 2009

In connection with the acquisition of SRC in December 2010, the Company recorded a performance-related contingent obligation related to a 2.5% payout payable over 42 months commencing January 1, 2010 and based upon the fair value of projected annual billings of the acquired business, and a $0.5 million fee if the market price of the Company’s common stock is not equal to or greater than $2.00 per share for at least twenty trading days between June 30, 2010 and June 30, 2013. The Company accrued for each of these contingent liabilities at their respective fair values at the time of the acquisition. For the years ending December 31, 2011 and 2010, the Company paid $0.3 and $0.5 million, respectively, relating to the 2.5% payout.

In the fourth quarter of 2011, the Company reassessed the carrying value of the contingent liability related to the 2.5% payout and, based upon revised projected future billings, subsequently recorded a reduction to the contingent liability of $0.4 million which has been recorded in the Company’s Consolidated Statements of Operations under the caption “Change in estimate of contingent liabilities.”

12.	Shareholders’ Equity

Warrants

On August 11, 2011, the Company entered into a Letter of Credit Agreement (“LOC”) with Mark Plush for $0.3 million. As an incentive to enter into the LOC, the Company issued five-year, detached warrants to purchase 125,000 shares of the Company’s common stock at an exercise price of $0.01 per share. The warrants have an expiration date of August 11, 2016. The LOC plan was approved by the Company’s shareholders at the Annual Meeting on June 16, 2010.

On March 30, 2010, the Company entered into an agreement with EF Energy under which it sold to EF Energy a Secured Subordinated Promissory Note (“Note”) for the principal amount of $1.2 million. As an incentive to enter into the Note, the company issued five-year, detached warrants to purchase 230,000 shares of the Company’s common stock at an exercise price of $0.01 per shares. The warrants have an expiration date of March 30, 2015.

On March 17, 2010, the Company entered into a purchase agreement with Lincoln Park Capital Fund, LLC (“LPC”), an Illinois limited liability company, whereby LPC agreed to purchase 350,000 shares of the Company’s common stock together with a warrant to purchase an equivalent amount of shares, subject to a registration statement being filed and declared effective with the SEC, for total consideration of $0.4 million. The warrant has a five-year term, an exercise price of $1.20, and may not be exercised until 6 months after issuance. The warrant has an expiration date of March 17, 2015. There were no penalties or liquidated damages associated with the company’s registration obligations. LPC also agreed to purchase up to an additional 3,650,000 shares of common stock, at the Company’s option, over a 25 month period. The purchase price of these shares will be based on the market prices of the Company’s common stock at the time of the sale without any fixed discount. The company may suspend purchases by LPC at any time, and may also, in its sole discretion, accelerate or reduce purchases under certain conditions. LPC cannot purchase shares of the Company’s common stock on any business day that the price of the common stock is below $1.00. The common stock purchase agreement may be terminated by the Company, at any time, at its discretion without any cost to it. The proceeds to be received by the Company under the agreement will be used for working capital and general corporate purposes. LPC has agreed not to engage in any shorting or hedging in any manner whatsoever. On July 14, 2010, the Company received a Notice of Effectiveness from the SEC relating to the Registration Statement.

On December 31, 2009, the Company entered into LOC’s with John Davenport and with Quercus for $0.3 million and $0.3 million, respectively. As an incentive to enter into the LOC’s, the Company issued five-year, detached warrants to purchase 125,000 and 150,000 shares, respectively, of the Company’s common stock at an exercise price of $0.01 per share. The warrants have an expiration date of December 31, 2014. The LOC plan was approved by the Company’s shareholders at the Annual Meeting on June 16, 2010.

On December 31, 2009, the Company entered into a strategic alliance with Woodstone Energy LLC (“Woodstone”), a commercial and industrial energy services company serving Fortune 100 companies throughout the United States. This strategic alliance creates a path for contracts totaling not less than $15.0 million to be issued by Woodstone to SRC. In return for this Woodstone commitment, the Company issued 600,000 warrants. 400,000 warrants are exercisable by Woodstone upon the written commitment of $10.0 million in specific secured contracts with the remaining 200,000 warrants being exercisable by Woodstone upon the written commitment of an additional $5.0 million in specific secured contracts. These warrants will expire on December 31, 2014.

ENERGY FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010, and 2009

The Company issued 3,566,440 warrants on March 14, 2008 at $3.08 per share as part of a private placement equity financing. As of December 31, 2011 2,006,378 warrants remain outstanding. The warrants are fully exercisable and will expire on March 14, 2013.

There have been no warrants issued to employees, directors, or consultants for compensation purposes. All warrants, except as noted otherwise, are fully vested and exercisable.

The activity relating to previously issued warrants is as follows:

	Warrants Outstanding Commitments	Warrants Outstanding Exercise Price	Warrants Exerciseable	Fair Value of Warrants
Balance, December 31, 2008	3,837,639	$3.08 - 4.50	3,837,639	$12,205
Warrants issued	600,000	0.65	—	—

Balance, December 31, 2009	4,437,639	$0.01 - 4.50	3,837,639	$12,205
Warrants issued	855,000	0.01 - 1.20	855,000	474,700
Warrants exercised	(1,730,062)	0.01	(1,730,062)	(1,626,258)
Warrants cancelled	(271,199)	4.50	(271,199)	—

Balance, December 31, 2010	3,291,378	$0.01 - 3.08	2,691,378	$494,900
Warrants issued	125,000	0.01	125,000	23,750
Warrants exercised	(160,000)	0.01	(160,000)	(30,400)

Balance, December 31, 2011	3,256,378	$0.01 - 3.08	2,656,378	$57,000

In the Company’s subscription rights offering that expired on October 30, 2009, an investor inadvertently purchased 1,000,000 shares of its common stock at $0.75 per share. The Company agreed to facilitate the sale of these shares to another shareholder or investor or to purchase them directly. After contacting selected shareholders and investors, the Company introduced the investor to Quercus, the Company’s largest shareholder. David Gelbaum, a member of the Company’s Board of Directors at the time of the transaction, and his spouse are co-trustees of Quercus. The Company was informed on December 30, 2009, by the investor and Quercus that Quercus had agreed to purchase those shares at $0.80 per share. At that time, the closing market price of a share of the Company’s common stock was approximately $0.65 per share.

On March 14, 2008, in a private placement to nineteen investors of 3,184,321 shares of common stock and an equal number of five-year warrants to purchase common stock, Quercus had acquired 1,560,062 warrants. To facilitate the purchase of the 1,000,000 shares discussed above, on December 30, 2009 the Company’s Board of Directors agreed with Quercus to reduce the exercise price of the warrants issued to Quercus to $0.01 per share upon the execution of the purchase of all 1,000,000 shares, which was completed on February 20, 2010. The Company’s shareholders subsequently approved the reduction in the exercise price of the above mentioned warrants at its Annual Meeting on June 16, 2010.

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

ENERGY FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010, and 2009

Options outstanding under all plans have a contractual life between five and ten years, and vesting periods between one and four years. Option activity under all plans comprised (except per share data):

	Options Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price Per Share
Balance, December 31, 2008	828,498	1,491,187	$5.29
Granted	(1,195,630)	1,195,630	0.70
Cancelled	519,438	(519,438)	3.35
Exercised	—	(397,630)	0.66

Balance, December 31, 2009	152,306	1,769,749	$3.63
Granted	(1,115,000)	1,115,000	1.08
Cancelled	993,583	(993,583)	1.68
Exercised	—	(13,750)	0.60
Restricted Shares Granted	(601,564)	—	—
Additional shares reserved	2,000,000	—	—

Balance, December 31, 2010	1,429,325	1,877,416	$3.36
Granted	(1,040,000)	1,040,000	0.84
Cancelled	591,418	(591,418)	2.99
Exercised	—	(7,500)	0.60
Restricted Shares Granted	(114,543)	—	—

Balance, December 31, 2011	866,200	2,318,498	$2.28

At December 31, 2011, options to purchase 1,137,920 shares of common stock were exercisable at a weighted-average fair value of $2.10 with an intrinsic value of $0. At December 31, 2011, options to purchase 2,318,498 shares were outstanding, with a weighted-average fair value of $1.34 with an intrinsic value of $0.

At December 31, 2010, options to purchase 1,124,433 shares of common stock were exercisable at a weighted-average fair value of $2.28 with an intrinsic value of $47 thousand. At December 31, 2010, options to purchase 1,827,416 shares were outstanding, with a weighted-average fair value of $1.90 with an intrinsic value of $0.1 million.

At December 31, 2009, options to purchase 921,645 shares of common stock were exercisable at a weighted-average fair value of $2.81 with an intrinsic value of $2 thousand. At December 31, 2009, options to purchase 1,719,749 shares were outstanding, with a weighted-average fair value of $2.00 with an intrinsic value of $4 thousand.

OPTIONS OUTSTANDING				OPTIONS CURRENTLY EXERCISABLE
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contactual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contactual Life	Weighted Average Exercise Price
		(in years)			(in years)
$0.50 - $4.80	1,935,498	7.8	$1.27	735,441	6.0	$1.81
$4.91 - $7.19	262,000	5.1	$6.45	261,479	5.1	$6.45
$7.23 - $9.60	89,000	3.4	$8.81	109,000	3.1	$8.52
$10.64 - $12.00	32,000	3.5	$10.86	32,000	3.5	$10.86

	2,318,498			1,137,920

ENERGY FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010, and 2009

1994 Employee Stock Purchase Plan

A total of 400,000 shares of common stock had been reserved for issuance under the 1994 Employee Stock Purchase Plan. The plan permits eligible employees to purchase common stock through payroll deductions at a price equal to the lower of 85% of the fair market value of the Company’s common stock at the beginning or end of the offering period. Employees may end their participation at any time during the offering period, and participation ends automatically on termination of employment with the Company. On June 15, 2006 and June 15, 2011, the shareholders reserved an additional 50,000 shares and 250,000 shares, respectively, of the Company’s common stock for issuance under the 1994 Employee Stock Purchase Plan. At December 31, 2011, 2010, and 2009, 291,000 shares, 134,000 shares, and 114,000 shares had been issued under this plan since inception, respectively.

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

The description and terms of the Rights are set forth in a Rights Agreement dated as of September 20, 2002, between the Company and Mellon Investor Services LLC, as rights agent as amended.

13.	Income Taxes

The Company adopted the provisions of ASC Topic 740, Accounting for Uncertainty in Income Taxes on January 1, 2007. ASC Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Guidance also is provided on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure and transition. Based on the Company’s evaluation, there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. There was no effect on financial condition or results of operations as a result of implementing ASC Topic 740 to all tax positions for which the statute of limitation remained open, and the Company did not have any unrecognized tax benefits. At December 31, 2011, there have been no changes to the liability for uncertain tax positions, and there are no unrecognized tax benefits.

The Company files income tax returns in the United States federal jurisdiction, as well as in various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to United States federal, state, and local, or non-United States income tax examinations by tax authorities for years before 2008.

The Company’s policy is to reflect interest expense related to uncertain income tax positions as part of income tax expense, when and if they become applicable.

ENERGY FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010, and 2009

The components of the benefit from (provision for) income taxes are as follows (in thousands):

	Years ended December 31,
	2011	2010	2009
Current
Federal	$—	$—	$—
Foreign	12	—	—
State	2	(10)	(3)

	14	(10)	(3)
Deferred
Federal	—	—	—
Foreign	(12)	4	(4)
State	—	—	—

	(12)	4	(4)

Benefit from (provision for) income taxes	$2	$(6)	$(7)

The following table shows the geographic components of pretax income (loss) from continuing operations between United States and foreign subsidiaries (in thousands):

	December 31,
	2011	2010	2009

United States	$(5,752)	$(8,410)	$(9,902)
Foreign subsidiaries	(305)	(101)	95

Pretax loss from continuing operations	$(6,057)	$(8,511)	$(9,807)

The principal items accounting for the difference between income taxes computed at the United States statutory rate and the benefit from (provision for) income taxes reflected in the statements of operations are as follows:

	Years ended December 31,
	2011	2010	2009
United States statutory rate	34.0%	34.0%	34.0%
State taxes (net of federal tax benefit)	2.7%	(0.1%)	—%
Valuation allowance	(34.4%)	(33.7%)	(35.7%)
Other	(2.3%)	(0.3%)	1.6%

	0.0%	(0.1%)	(0.1%)

ENERGY FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010, and 2009

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are as follows (in thousands):

	December 31,
	2011	2010	2009
Allowance for doubtful accounts	$60	$87	$75
Accrued expenses and other reserves	2,264	2,146	1,936
Tax credits, deferred R&D, and other	656	899	633
Net operating loss	24,931	22,088	19,576
Valuation allowance	(27,909)	(25,206)	(22,209)

Total deferred tax asset	2	14	11
Deferred tax liabilities associated with indefinite-lived intangibles	—	—	—

Net total deferred taxes	$2	$14	$11

Since the Company believes that it is more likely than not that the benefit from net operating loss carry-forwards will not be realized, the Company has provided a full valuation allowance against its United States deferred tax assets. The net deferred tax assets for 2011 amounted to $2 thousand and were for the Company’s United Kingdom subsidiary, which has been profitable in prior years. The Company had no net deferred tax liabilities at December 31, 2011 and at December 31, 2010. There were no Federal tax expenses for the United States operations in 2011, as any expected benefits were offset by an increase in the valuation allowance.

As of December 31, 2011, the Company has a net operating loss carry-forward of approximately $66.9 million for federal, state and local income tax purposes. If not utilized, these carry-forwards will begin to expire in 2021 for federal and have begun to expire for state and local purposes.

ENERGY FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010, and 2009

14.	Segments and Geographic Information

The Company has two reportable segments: product-based sales featuring pool lighting and general commercial lighting, each of which markets and sells lighting systems, and solutions-based sales providing turnkey, high-quality, energy-efficient lighting application alternatives. The Company’s products are sold through a combination of direct sales employees, independent sales representatives, and various distributors in different geographic markets throughout the world. The Company’s solutions-based sales are designed to enhance total value by positively impacting customers’ profitability, the environment, and the communities it serves. These solutions are sold through the Company’s direct sales employees as well as our SRC subsidiary, and include not only its proprietary energy-efficient lighting solutions, but also sourced lighting systems, energy audits, and service agreements.

The following summarizes the Company’s reportable segment data for periods indicated (in thousands):

	Years ended December 31,
	2011	2010	2009
Solutions:
Net sales	$9,563	$19,763	$—
Cost of sales	8,041	16,332	—

Gross profit	1,522	3,431	—
Operating expenses:
Sales and marketing	1,332	1,407	—
General and administrative	939	1,377	—

Total operating expenses	2,271	2,784	—

Segment (loss) income	$(749)	$647	$—

Products:
Net sales	$16,189	$15,366	$12,489
Cost of sales	12,540	12,394	10,449

Gross profit	3,649	2,972	2,040
Operating expenses:
Research and development	(515)	(202)	319
Sales and marketing	4,629	4,796	5,843
General and administrative	318	293	546
Loss on impairment	—	156	—
Restructuring	—	26	125

Total operating expenses	4,432	5,069	6,833

Segment loss	$(783)	$(2,097)	$(4,793)

Reconciliation of segment income (loss) to net loss:
Segment (loss) income:
Solutions	$(749)	$647	$—
Products	(783)	(2,097)	(4,793)

Total segment loss	(1,532)	(1,450)	(4,793)
Operating expenses:
Sales and marketing	239	212	201
General and administrative	3,805	4,445	4,787
Valuation of equity instruments	56	1,812	—
Change in estimate of contingent liabilities	(411)	—	—

Total operating expenses	3,689	6,469	4,988
Other expense	(836)	(592)	(26)

Net loss from continuing operations before income taxes	(6,057)	(8,511)	(9,807)
Benefit from (Provision for) income taxes	2	(6)	(7)

Net loss from continuing operations	(6,055)	(8,517)	(9,814)
Loss from discontinued operations	—	—	(1,201)

Net loss	$(6,055)	$(8,517)	$(11,015)

ENERGY FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010, and 2009

The following table provides additional business unit gross profitability detail for the Company’s Products-based business segment for the periods indicated (in thousands):

	Years ended December 31,
	2011	2010	2009
Products segment net sales:
Pool and commercial products	$11,911	$12,265	$11,561
Government products/R&D services	4,278	3,101	928

Total products segment net sales	16,189	15,366	12,489

Products segment cost of sales:
Pool and commercial products	8,560	7,988	7,248
Government products/R&D services	3,980	3,104	838
Unallocated manufacturing overhead [1]	—	1,302	2,363

Total products segment cost of sales	12,540	12,394	10,449

Products segment gross profit:
Pool and commercial products	3,351	4,277	4,313
Government products/R&D services	298	(3)	90
Unallocated manufacturing overhead [1]	—	(1,302)	(2,363)

Total products segment gross profit	$3,649	$2,972	$2,040

1)	Unallocated manufacturing overhead is defined as follows:

a.	costs associated with the operation and shut down of the Solon manufacturing facility which has been relocated to the Mexico facility; and

b.	specific expenses which are not attributable to a specific business unit but rather are calculated on the total products business segment. Expenses include Solon manufacturing facility rent, Solon manufacturing depreciation, inventory reserves and accruals and Solon manufacturing support payroll and severance.

A geographic summary of net sales from continuing operations is as follows (in thousands):

	Years ended December 31,
	2011	2010	2009
United States Domestic	$21,730	$31,314	$7,930
International	4,022	3,815	4,559

Net sales	$25,752	$35,129	$12,489

A geographic summary of long-lived assets, which consists of property and equipment, goodwill, and intangible assets, is as follows (in thousands):

	December 31,
	2011	2010
United States	$3,747	$4,676
International	57	119

Long-lived assets, net	$3,804	$4,795

15.	Restructuring

The Company recognized restructuring expenses of $26 thousand and $0.1 million for 2010 and 2009, respectively. In 2010, the restructuring expense was associated with relocating the Company’s distribution facility from Solon, Ohio to its new distribution facility in Pleasanton, California. In 2009, the restructuring expense was associated with relocating the Company’s manufacturing equipment and operations from Solon, Ohio to its contract manufacturing facility near Tijuana, Mexico.

ENERGY FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010, and 2009

16.	Related Party Transactions

On May 27, 2009, the Company entered into a Promissory Note with Quercus in the amount of $70 thousand. David Gelbaum, a trustee of Quercus, was a member of the Company’s Board of Directors at the time of the transaction. Please refer to Note 10, Debt, for a discussion of the terms of the Promissory Note.

In November, 2009, the Company received an additional $3.3 million in equity financing, net of expenses, by selling 4,813,000 shares of common stock in a registered offering. The investment was made by numerous current Energy Focus shareholders, including two then current members of the Company’s Board of Directors. The investment was made under the Company’s registration statement for a $3.5 million common stock subscription rights offering. Under the terms of the rights offering, the Company distributed, at no charge to its shareholders, transferable rights to purchase up to $3.5 million of the Company’s common stock at the established subscription price per share of $0.75, which was set by the Company’s Board of Directors. At the time the offering began, the Company distributed to each shareholder one transferable right for each share of common stock owned by the shareholder. Each right entitled the holder to purchase one share of the Company’s common stock, par value $0.0001 per share, subject to a maximum of 4,600,000 shares to be issued in the offering. Shareholders were entitled to subscribe for shares not subscribed for by other shareholders. Among the investors were Philip E. Wolfson and Quercus, whose trustees include David Gelbaum, who were both members of the Company’s Board of Directors at the time of the offering.

In the Company’s subscription rights offering discussed above, an investor inadvertently purchased 1,000,000 shares of our common stock at $0.75 per share. The Company agreed to facilitate the sale of these shares to another shareholder or investor or to purchase them directly. A purchase of those shares by the Company would have severely depleted its cash-on-hand and working capital. After contacting selected shareholders and investors, the Company introduced the investor to Quercus, the Company’s largest shareholder. The Company was informed on December 30, 2009, by the investor and Quercus that Quercus had agreed to purchase those shares at $0.80 per share. At that time, the closing market price of a share of the Company’s common stock was approximately $0.65 per share. To facilitate the purchase of the 1,000,000 shares by Quercus, on December 30, 2009, the Company’s Board of Directors agreed with Quercus to reduce the exercise price of 1,560,062 warrants issued to Quercus, in the March 2008 private placement, to $0.01 per share upon the completion of the purchase of all 1,000,000 shares in 2010. The purchase of the 1,000,000 shares by Quercus was completed on February 20, 2010. The Company incurred a non-cash charge of $1.4 million for the quarter ended March 31, 2010 related to the valuation of the warrants to purchase shares of the Company’s common stock acquired by Quercus in the Company’s March 2008 equity financing. On April 28, 2010, Quercus exercised the 2008 warrants. The Company’s shareholders approved the reduction in exercise price of the above mentioned warrants at its Annual Meeting on June 16, 2010.

On December 29, 2009, and in conjunction with the acquisition of SRC, the Company entered into Letter of Credit Agreements (“LOC’s”) with John Davenport, President of the Company, and with Quercus, for $0.3 million and $0.3 million, respectively. Additionally, on August 11, 2011, the Company entered into a Letter of Credit agreement with Mark Plush, Chief Financial Officer of the Company, for $0.3 million. Please refer to Note 10, Debt, for discussion of the terms of these LOC’s.

The former Vice President of SRC, who resigned on December 31, 2011, is a minority owner in TLC Investments, LLC (“TLC”), a Tennessee limited liability company, as well as in Woodstone Energy, LLC (“Woodstone”), a Tennessee limited liability company, both of which are located in Nashville, Tennessee.

SRC renders lighting design and lighting solution services to these related parties within the scope of their ordinary business activities. Conversely, these related parties, operating as electrical subcontractors, provide installation support services to SRC as part of their normal business. For 2011 and 2010, related party revenue totaled $1.6 million and $7.0 million, respectively. The related party receivable, including retainage, at December 31, 2011 was $0.4 million and $1.2 million at December 31, 2010. Subcontractor installation support services provided by these related parties totaled $6.2 million in 2011 and $14.6 million in 2010. The related party payable at December 31, 2011 was $1.2 million and at December 31, 2010, the related party payable was $4.5 million.

With the acquisition of SRC, the Company entered into an agreement with the seller, TLC, whereby, SRC would be guaranteed a profit percentage of 25% on certain projects which were begun prior to the acquisition or were out for bid at the time the acquisition occurred on December 31, 2009. During 2010, a significant portion of projects were subject to this guarantee. At December 31, 2011, many of the previously described projects have been completed or are nearing completion.

In conjunction with the acquisition of SRC on December 31, 2009, the Company entered into an agreement with TLC whereby a Convertible Promissory Note (“Convertible Note”) was issued for the principal amount of $0.5 million. This Convertible Note bears interest at a rate of the Wall Street Journal Prime Rate plus two percent (2%), which along with the principal, is due and payable on June 30, 2013. Additionally, TLC has the right to convert the principal of the Convertible Note, in whole, into 500,000 shares of the Company’s common stock at any time during the period commencing on June 30, 2010 and ending on the maturity date.

ENERGY FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010, and 2009

Additionally, as a provision to the Convertible Note, if the reported closing price of a share of the Company’s common stock shall not be equal to or greater than $2.00 for at least twenty (20) trading days between June 30, 2010 and June 30, 2013, the Company shall pay TLC an additional fee of $0.5 million on the maturity date.

On December 31, 2009, the Company issued to Woodstone, warrants to purchase up to 600,000 shares of the Company’s common stock at an exercise price of $0.65 per share, and with a term ending on December 31, 2014. The warrants become exercisable only if SRC receives from Woodstone firm contracts or purchase orders for at least $10.0 million by June 30, 2013. The warrants vest in two tranches: 400,000 shares when contracts or purchase orders between SRC and Woodstone reach $10.0 million and an additional 200,000 shares when contracts or purchase orders between SRC and Woodstone reach an additional $5.0 million.

The Company, in the agreement for the acquisition of SRC, provided for payment of a management fee to TLC for overhead expenses in support of up to $20.0 million in project billings for 2010 on projects which TLC provided installation support services. The management fee totaled $1.2 million, payable in equal monthly installments, and began January 31, 2010 and ended on December 31, 2010. For fiscal years after December 31, 2010, where TLC provides installation support services on projects that were pending at the date of acquisition, SRC is to pay 8% of billings as a management fee. For the fiscal year ending December 31, 2011, the Company incurred management fees of $0.3 million.

17.	Legal Matters

On January 29, 2010, a competitor and former supplier filed a complaint against the Company in the Court of Chancery of the State of Delaware, alleging that the Company had misused proprietary trade secrets, breached a contract, and engaged in deceptive trade practices relating to one of the Company’s lighting products. The complaint sought injunctive relief and damages. The Company answered the complaint and filed a counterclaim for breach of contract. The parties settled and dismissed the case in the second quarter of 2011. Neither the defense of the lawsuit nor the implementation of the settlement has had an adverse effect on the Company’s financial condition, cash flows, or results of operations.

In the ordinary course of business, the Company may become involved in lawsuits and administrative proceedings. Some of these proceedings may result in fines, penalties or judgments which, from time to time, may have an impact on its business and financial condition. Although the outcome of such lawsuits or other proceedings cannot be predicted with certainty, the Company does not believe that any uninsured ultimate liabilities, individually or in the aggregate, will have a material adverse effect on its liquidity, financial position or results of operations.

18.	Subsequent Events

Between February 29, 2012 and March 2, 2012, the Company entered into Securities Purchase Agreements with ten investors, under which it sold 19,600,000 units, each of which consists of one share of the Company’s common stock, par value $0.0001 per share, and one-half warrant to purchase one share of common stock, and raised $4.9 million. The purchase price of each unit was $0.25, based on a formula involving the stock’s 30 day average price prior to February 24, 2012. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $0.54. Each warrant is immediately separable from the unit and immediately exercisable, and expires three years from the date of issuance. The Company plans to use the proceeds of the offering to retire debt and for working capital purposes. Eight of the ten investors are new investors and the largest single investment was $1.0 million.

ENERGY FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010, and 2009

Supplementary Financial Information to Item 8

The following table sets forth our selected unaudited financial information for the four quarters in the periods ended December 31, 2011 and 2010, respectively. This information has been prepared on the same basis as the audited financial statements and, in the opinion of management, contains all adjustments necessary for a fair presentation thereof.

Any variations from year-to-date amounts reported in this table are a result of rounding.

QUARTERLY FINANCIAL DATA (UNAUDITED)

(amounts in thousands, except per share amounts)

2011	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales from continuing operations	$6,053	$6,046	$8,193	$5,460
Gross Profit	1,249	1,215	1,548	1,159
Net loss from continuing operations	(610)	(1,459)	(1,173)	(2,813)
Net loss per share:
Basic	$(0.02)	$(0.07)	$(0.04)	$(0.12)
Diluted	$(0.02)	$(0.07)	$(0.04)	$(0.12)

2010	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales from continuing operations	$8,765	$9,049	$8,958	$8,357
Gross Profit	1,578	1,862	1,568	1,395
Net loss from continuing operations	(1,572)	(1,563)	(1,812)	(3,570)
Net loss per share:
Basic	$(0.06)	$(0.06)	$(0.08)	$(0.17)
Diluted	$(0.06)	$(0.06)	$(0.08)	$(0.17)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

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

(b)	Changes in Internal Control over Financial Reporting

There were no material changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Further, there were no other items identified in connection with our internal evaluations that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Controls over Financial Reporting

The management of Energy Focus, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based upon criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (“COSO framework”).

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

Based upon our evaluation under the COSO framework, management concluded that its internal control over financial reporting was effective as of December 31, 2011.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Directors

The information regarding our directors is set forth under the caption “Election of Directors” in our Proxy Statement for our 2012 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference.

There were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors during 2011.

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

SCHEDULE II

ENERGY FOCUS, INC.

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands)

Description	Balance at Beginning of Year	Charges to Revenue/ Expenses	Deductions	Balance at End of Year
Year ended December 31, 2011
Allowance for doubtful accounts and returns	$446	$343	$342	$447
Valuation allowance for deferred tax assets	25,206	2,703	—	27,909
Year ended December 31, 2010
Allowance for doubtful accounts and returns	$395	$291	$240	$446
Valuation allowance for deferred tax assets	22,209	2,997	—	25,206
Year ended December 31, 2009
Allowance for doubtful accounts and returns	$486	$73	$164	$395
Valuation allowance for deferred tax assets	18,622	3,587	—	22,209

(3) Exhibits required by Item 601 of Regulation S-K

The information required by this Item is set forth on the Exhibit Index that follows the signature page of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized.

ENERGY FOCUS, INC. (Registrant)

By:	/s/ JOSEPH G. KAVESKI
Joseph G. Kaveski
Chief Executive Officer Date: March 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2012.

Signature	Title

/s/ JOSEPH G. KAVESKI	Chief Executive Officer and Director
Joseph G. Kaveski	(Principal Executive Officer)

/s/ JOHN M. DAVENPORT	President and Director
John M. Davenport

/s/ MARK J. PLUSH	Vice President of Finance and Chief Financial Officer
Mark J. Plush	(Principal Financial and Accounting Officer)

*/s/ PAUL VON PAUMGARTTEN	Lead Director
Paul von Paumgartten

*/s/ J. JAMES FINNERTY	Director
J. James Finnerty

*/s/ R. LOUIS SCHNEEBERGER	Director
R. Louis Schneeberger

*	The undersigned, by signing his name, signs this Report on March 30, 2012 on behalf of the above officers and directors pursuant to a Power of Attorney executed by them and filed as an exhibit to this Report.

By: /s/ JOSEPH G. KAVESKI
Joseph G. Kaveski, Attorney-in-Fact.

EXHIBIT INDEX

Exhibit Number	Description of Documents

2.1	Agreement and Plan of Merger between Fiberstars, Inc., a California corporation, and Fiberstars, Inc., a Delaware corporation (incorporated by reference to Appendix C to the Registrant’s Definitive Proxy Statement filed on May 1, 2006).

3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed on May 1, 2006).

3.2	Certificate of Designation of Series A Participating Preferred Stock of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on November 27, 2006).

3.3	Bylaws of the Registrant (incorporated by reference to Appendix C to the Registrant’s Current Report on Form 8-K filed on November 27, 2006).

3.4	Certificate of Ownership and Merger, Merging Energy Focus, Inc., a Delaware corporation, into Fiberstars, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2007).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 27, 2006).

4.2	Rights Agreement dated as of October 25, 2006 between the Registrant and Mellon Investor Services, LLC, as rights agent (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on November 27, 2006).

4.3	Form of Warrant for the purchase of shares of common stock (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on November 27, 2006).

4.4	Form of Warrant for the purchase of shares of common stock (incorporated by reference to Exhibit 1.2 to the Registrant’s Current Report on Form 8-K filed on March 19, 2008).

4.5	Amendment No. 1 to Rights Agreement between the Registrant and Mellon Investment Services, LLC, as Rights Agent, dated as of March 12, 2008 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 19, 2009).

4.6	Amendment No. 2 to the Rights Agreement between the Registrant and Mellon Investment Services, LLC, as Rights Agent, dated as of December 31, 2009 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 3, 2010).

4.7	Common Stock Purchase Warrant No. 2009SRCW-01 for the purchase of 600,000 shares of common stock dated December 31, 2009 in the name of Woodstone Energy, LLC (incorporated by reference to Exhibit 4.8 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2010).

4.8	Form of Common Stock Purchase Warrant for the purchase of shares of common stock dated as of December 29, 2009 (incorporated by reference to Exhibit 4.9 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2010).

4.9	Form of Common Stock Purchase Warrant No. 2010LPCW-01 for the purchase of 350,000 shares of common stock (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 19, 2010).

4.10	Form of Common Stock Purchase Warrant for the purchase of shares of common stock dated as of March 30, 2010 (incorporated by reference to Exhibit 4.11 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2010).

4.11	Form of Common Stock Purchase Warrant for the purchase of shares of common stock dated as of February 27, 2012 (filed with this Report).

10.1†	1994 Employee Stock Purchase Plan, amended as of December 7, 2000 (incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-52042) filed on December 18, 2000).

10.2	Form of Agreement between the Registrant and independent sales representatives (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form SB-2 (Commission File No. 33-79116-LA)).

10.3†	Form of Indemnification Agreement for officers of the Registrant (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2004).

10.4	Form of Indemnification Agreement for directors of the Registrant (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2004).

10.5	Production Share Agreement dated October 9, 2003 among the Registrant, North American Production Sharing, Inc., and Industrias Unidas de B.C., S.A. de C.V. (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2004).

10.6	First Amendment to Production Share Agreement, effective as of August 17, 2005, among the Registrant, North American Production Sharing, Inc., and Industrias Unidas de B.C., S.A. de C.V. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 25, 2005).

10.7*	Equipment Purchase and Product Supply Agreement entered into as of May 25, 2006 between the Registrant and Deposition Sciences, Inc. (incorporated by reference to Exhibit 10.1 to Amendment No. 2 to the Registrant’s Quarterly Report on Form 10-Q filed on March 6, 2009).

10.8	Modification to Sublease between the Registrant and Keystone Ruby, LLC. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2006).

10.9†	Form of Indemnification Agreement for directors and officers of the Registrant (incorporated by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K filed on March 16, 2007).

10.10	Form of Securities Purchase Agreement dated as of March 14, 2008 (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on March 19, 2008).

10.11†	1994 Stock Option Plan, amended as of May 24, 2000 (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-52042) filed on December 18, 2000).

10.12†	1994 Director’s Stock Option Plan, amended as of May 12, 1999 (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-52042) filed on December 18, 2000).

10.13†	2004 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-122-686) filed on February 10, 2005).

10.14†	2008 Incentive Stock Plan (incorporated by reference to Appendix D to the Registrant’s Definitive Proxy Statement filed on August 8, 2008).

10.15	Member Interest Purchase Agreement among the Registrant and TLC Investments, LLC, Jamie Hall, and Robert E. Wilson dated December 31, 2009 (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2010).

10.16	Convertible Promissory Note from the Registrant to TLC Investments, LLC, Jamie Hall, and Robert E. Wilson dated December 31, 2009 (incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2010).

10.17	Warrant Acquisition Agreement between the Registrant and Woodstone Energy, LLC dated December 31, 2009 (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2010).

10.18	Form of Bonding Support Agreement dated as of December 29, 2009 (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2010).

10.19	Form of Warrant Acquisition Agreement for bonding support dated as of December 29, 2009 (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2010).

10.20†	Form of Agreement of Confidentiality and Non-Competition for employees including officers (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2010).

10.21	Purchase Agreement between the Registrant and Lincoln Park Capital Fund, LLC dated March 17, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 19, 2010).

10.22	Registration Rights Agreement between the Registrant and Lincoln Park Capital Fund, LLC dated March 17, 2010 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 19, 2010).

10.23	Note Purchase Agreement between the Registrant and EF Energy Partners LLC dated March 30, 2010 (incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2010).

10.24	Secured Subordinated Promissory Note from the Registrant to EF Energy Partners LLC dated March 30, 2010 (incorporated by reference to Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2010).

10.25	Warrant Acquisition Agreement among the Registrant and the investors named therein dated March 30, 2010 (incorporated by reference to Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2010).

10.26	Form of Management Continuity Agreement for Executive Officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 13, 2010).

10.27	2008 Incentive Stock Plan (as amended November 19, 2008 and February 25, 2010) (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed on September 8, 2010).

10.28	Form of Notice of Stock Option Grant for 2008 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 filed on September 8, 2010).

10.29	Modification to Sublease between the Registrant and Keystone Ruby, LLC and Cognovit Promissory Note as of September 1, 2010 (filed with this Report).

10.30	Financing Agreement between the Registrant and Rosenthal & Rosenthal, Inc. dated December 22, 2011 (filed with this Report).

10.31	Form of Securities Purchase Agreement between the Registrant and investors dated as of February 27, 2012 (filed with this Report).

10.32	Collaboration Agreement between the Registrant and Communal International Ltd. dated as of February 27, 2012 (filed with this Report).

21.1	Subsidiaries of the Registrant (filed with this Report).

23.1	Consent of Plante & Moran, PLLC, Independent Registered Public Accounting Firm (filed with this Report).

24.1	Power of Attorney (filed with this Report).

31.1	Rule 13a-14(a) Certification by Chief Executive Officer (filed with this Report).

31.2	Rule 13a-14(a) Certification by Vice President of Finance and Chief Financial Officer (filed with this Report).

32.1	Section 1350 Certification of Chief Executive Officer and Vice President of Finance and Chief Financial Officer (filed with this Report).

101	The following financial information from Energy Focus, Inc. Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements.

*	Confidential treatment has been granted with respect to certain portions of this agreement.
†	Management contract or compensatory plan or arrangement.