Form 10-K/A
period 2011-12-31
ENERGY FOCUS, INC/DE
filed 2012-04-30
CIK 924168

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Approximate aggregate market value (on basis of closing bid price) of voting stock held by non-affiliates as of June 30, 2011: $11,059,445

Number of the registrant’s shares of common stock outstanding as of March 31, 2012: 44,513,135

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

This Amendment No.1 (this “Amendment”) to the Annual Report on Form 10-K for the year ended December 31, 2011 of Energy Focus Inc. (“Energy Focus” or the “Company”) is filed to include in the report the information required in Items 10, 11,12, 13 and 14 of Part III of Form 10-K.

Forward-Looking Statements

All references to “Energy Focus,” “we,” “us,” “our,” or “the Company” means Energy Focus, Inc. and its subsidiaries, except where it is made clear that the term means only the parent company.

Statements and information included in this Amendment to the Annual Report on Form 10-K that are not purely historical are forward-looking statements intended to be covered by the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements in this Amendment to the Report on Form 10-K include statements regarding Energy Focus’ expectations, intentions, beliefs, and strategies regarding the future, including but not limited to; growth in the markets into which Energy Focus sells; conditions of the lighting industry and the economy in general; statements as to our competitive position; future operating results; net sales growth; expected operating expenses; gross product margin improvement; sources of net sales; anticipated revenue from government contracts; product development and enhancements; liquidity, ability to generate cash and cash reserves; our reliance upon a limited number of customers; our accounting policies; the effect of recent accounting announcements; the development and marketing of new products; relationships with customers and distributors; relationships with, dependence upon, and the ability to obtain components from suppliers; as well as our remarks concerning our ability to compete in certain markets; the evolution and future size of those markets; seasonal fluctuations; plans for and expected benefits of outsourcing and offshore manufacturing; trends in the price and performance of fiber optic lighting products; the benefits and performance of our lighting products; the adequacy of our current facilities; our strategy with regard to protecting our proprietary technology; and our ability to retain qualified employees.

When used in this report, the words “believes,” “expects,” “anticipates,” “intends,” “assumes,” “estimates,” “evaluates,” “opinions,” “forecasts,” “may,” “could,” “future,” “forward,”, “plans”, “potential,” “probable,” and similar expressions are intended to identify forward-looking statements.

These forward-looking statements involve risks and uncertainties. We may make other forward-looking statements from time to time, including in press releases and public conference calls and webcasts. All forward-looking statements made by Energy Focus are based on information available to us at the time the statements are made, and we assume no obligation to update any forward-looking statements. It is important to note that the forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those included in such forward-looking statements. Some of these risks and uncertainties are discussed below in “Item 1A. Risk Factors” of this Amendment.

Energy Focus ®, EFO®, Fiberstars®, BritePak®, and EFO-Ice® are our registered trademarks. We may also refer to trademarks of other corporations and organizations in this document.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Directors

The Company’s Bylaws provide that the number of directors of the Company shall be no less than five and no more than nine, with the exact number within such range to be fixed by the Board of Directors from time to time by amendment to the Bylaws. The Board of Directors has fixed the current number at five. Biographical information concerning each current director is set forth below:

Name	Age	Director Since	Background
John M. Davenport	67	2005	Mr. Davenport is President of the Company. He joined the Company in November 1999 as Vice President and Chief Technology Officer and was appointed Chief Operating Officer from July 2003 to July 2005, and as Chief Executive Officer from July 2005 until May 2008, at which time he was appointed President of the Company. Prior to joining Energy Focus, Mr. Davenport served as President of Unison Fiber Optic Lighting Systems, LLC, from 1998 to 1999. Mr. Davenport began his career at GE Lighting in 1972 as a research physicist and thereafter served 25 years in various capacities including GE Lighting’s research and development manager and as development manager for high performance LED projects. He is a recognized expert in light sources, lighting systems and lighting applications, with special emphasis in low wattage discharge lamps, electronic ballast technology and distributed lighting systems.

J. James Finnerty	61	2008	Mr. Finnerty is a retired Financial Services executive having served most recently as a Managing Director of European-American Equities, a New York City-based investment bank, from June 2009 to June 2011. Mr. Finnerty’s career spanned more than 35 years in the institutional money management community and included positions at Bank Boston, Kidder Peabody, Hambrecht and Quist, Deutsche Bank, Merriman, Curhan, and Ford, and the American Institute for Economic Research. Mr. Finnerty has a Master’s in Business Administration from Cornell University’s Johnson School of Management and a Bachelor of Arts in Economics and Psychology from Boston College. Mr. Finnerty is NASD Series 7 and 63 licensed.

Joseph G. Kaveski	51	2008	Mr. Kaveski is Chief Executive Officer of the Company. He joined the Company in April 2008 as Vice President for Business Development and Global Marketing. On May 6, 2008 the Company’s Board of Directors appointed him as Chief Executive Officer. Prior to joining Energy Focus, Mr. Kaveski led his own strategic engineering consulting business, TGL Company. As a consultant, he worked with Energy Focus on strategic planning initiatives from September 2007 to April 2008. From November 2004 through February 2006, Mr. Kaveski was Vice President of Energy Management Services and Strategic Projects and a member of the senior management team at Johnson Controls, Inc., a global leader in automotive experience, building efficiency and power solutions.

Paul von Paumgartten	65	2004	Mr. von Paumgartten was appointed Lead Director in October 2008. Mr. von Paumgartten is an expert in high performance green buildings and is currently an independent consultant. From 1982 through 2009, he held various positions at Johnson Controls, Inc., most recently serving as Director, Energy & Environment. Prior to that, he was Director of Performance Contracts at Johnson Controls, Inc. Mr. von Paumgartten also was instrumental in the formation of LEEDTM (Leadership in Energy and Environmental Design), the energy efficiency qualification program of the United States Green Building Council. This is a qualification program for sustainable design developed by an industry coalition representing many segments of the building industry.

R. Louis Schneeberger	57	2009	Mr. Schneeberger is currently the Chief Financial Officer of Panther Expedited Services, Inc. Mr. Schneeberger has been an owner, major shareholder, and Chief Financial Officer of Olympic Steel, Inc. He has also served as Chairman of the Board of Royal Appliance Manufacturing Company, Inc. and Chief Financial Officer of OM Group, Inc. Mr. Schneeberger has also assisted many other companies such as Libra Industries, Inc., Austin Powder Company, Peco II, Inc. and Knowledge Investment Partners as a board member or consultant. Mr. Schneeberger began his career with Arthur Andersen, LLP where his tenure spanned ten years with a focus on Mergers and Acquisitions and SEC matters.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers, directors, and persons who own more than 10% of a registered class of the Company’s equity securities to file certain reports regarding ownership of, and transactions in, the Company’s securities with the Securities and Exchange Commission (the “SEC”). Such officers, directors, and 10% stockholders are also required by SEC rules to furnish the Company with copies of all those reports that they file.

Based solely on its review of such reports filed with the SEC and written representations from the reporting persons, the Company believes that all filing requirements applicable to the Company’s executive officers, directors and more than 10% stockholders were complied with for 2011, except for the following Form 4’s that were not filed timely. Form 4’s reporting Messrs. Buelow’s receipt of Common Stock on January 3, 2011, in relation to the 2010 salary reductions described in the “Narrative Disclosure to Summary Compensation Table” section of this Amendment, as well as receipt of stock options for Common Stock on January 18, 2011 and August 5, 2011, were not filed on a timely basis.

Audit Committee

The Company’s Audit and Finance Committee acts as the standing audit committee of the Board of Directors, and currently consists of Messrs. Schneeberger (Chairman), Finnerty and von Paumgartten. The Board of Directors has determined that Mr. Schneeberger is an “audit committee financial expert,” as defined by SEC rules, and that each Committee member is independent within the meaning of the listing standards of The NASDAQ Stock Market LLC. The shares of the Company’s Common Stock are quoted on the Over-The-Counter Bulletin Board. The Board has approved a charter for the Audit and Finance Committee. A copy of this charter can be found on the Company’s website at http://www.efoi.com.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth information about compensation of our Chief Executive Officer, and our other two most highly compensated executive officers (our “Named Executive Officers”):

			Option	All Other
Name and Principal		Salary	Awards	Compensation	Total
Position	Year	($) (1)	($) (2)	($) (3)	($)
Joseph G. Kaveski	2011	225,000	76,002	1,222	302,224
Chief Executive	2010	250,000	57,450	935	308,385
Officer
Eric W. Hilliard	2011	171,000	32,958	1,195	205,153
Chief Operating	2010	190,000	97,313	921	288,234
Officer
Roger F. Buelow	2011	163,558	34,652	7,212	205,422
Chief Technology	2010	175,000	17,819	6,959	199,778
Officer

(1)	The amounts shown for Salary in 2010 include restricted stock issued in lieu of cash paid as part of a salary reduction plan. 2010 includes $25,000, $19,000 and $17,500 for such issuances for Messrs. Kaveski, Hilliard and Buelow, respectively. The salary reduction plan is discussed in the Narrative Disclosure to the Summary Compensation Table.
(2)	The amounts set forth in this column reflect stock options granted to our Named Executive Officers. The amounts listed are equal to the compensation cost recognized by the Company during the year indicated for financial statement purposes in accordance with Accounting Standards Codification (“ASC”) Topic Number 718, Compensation – Stock Compensation (“ASC 718”). This valuations method values stock options granted during the indicated year and previous years. A discussion of the assumptions used in calculating the compensation cost is set forth in Note 2 to the Consolidated Financial Statements of the Company’s 2011 Annual Report on Form 10-K filed with the SEC on March 30, 2012.
(3)	The amounts set forth in this column include company contributions for life insurance policies and automobile allowances for Mr. Buelow.

Narrative Disclosure to Summary Compensation Table

The Compensation Committee (the “Committee”) of our Board of Directors has the responsibility for administering our executive compensation program. The Committee reviews and, as appropriate, makes recommendations to the full Board regarding the base salaries and annual cash bonuses for executive officers, and administers our 2008 Incentive Stock Plan, including the grant of stock options. Where appropriate, we have also entered into employment agreements with certain executive officers.

Compensation Philosophy and Objectives: Our principal executive compensation policy, which is endorsed by the Committee, is to provide a compensation program that will attract, motivate and retain persons of high quality and will support a long-standing internal culture of loyalty and dedication to the interests of the Company and our shareholders. In administering the executive compensation program, the Committee is mindful of the following principles and guidelines, which are supported by the full Board:

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

Our executive officers’ compensation currently has two primary components: base salary and stock-based awards granted pursuant to our 2008 Incentive Stock Plan. In addition, executive officers receive certain benefits that are specifically provided for in their employment agreements or are generally available to all salaried employees. We do not have any defined benefit pension plans, non-qualified deferred compensation arrangements, or supplemental retirement plans for our executive officers.

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

In 2011 and 2010, no executive officer received an annual base salary increase, and the Company’s executive officers agreed to continue the voluntary salary reductions that began during 2009, with the exception of Mr. Buelow whose salary was restored effective August 22, 2011. The salary reductions are described below.

On May 29, 2009, the Company’s executive officers agreed to accept voluntary salary reductions for the remainder of the 2009 calendar year in exchange for the issuance of restricted shares of Common Stock as authorized under the Company’s 2008 Stock Incentive Plan. On December 31, 2009, the Company’s executive officers agreed to extend these salary reductions through June 30, 2010. On July 9, 2010, the Company’s Chief Executive Officer, with the approval of the Board of Directors, decided to continue the cash salary reductions through December 31, 2010. Each executive officer named in the Summary Compensation Table above voluntarily accepted a 10% salary reduction for May 29, 2009 through December 31, 2010. One executive officer who was not included in the table voluntarily accepted a 40% decrease for the period. The number of restricted shares of Common Stock issued to each executive officer was equal to the dollar value of the individual’s salary reduction divided by the closing price per share of the Company’s Common Stock on May 29, 2009, December 30, 2009 and January 3, 2011. The total number of restricted shares of Common Stock issued to executive officers, including the Named Executive Officers, was 169,547, 137,693 and 93,230, respectively.

With the exception of Mr. Buelow whose salary was restored effective August 22, 2011, the salary reductions described above were continued in 2011; however, no restricted shares were awarded and no agreement to issue such shares was made. The amounts shown in the “Salary” caption of the Summary Compensation Table include the value of the restricted shares issued for 2010 as footnoted.

Base Salary: Base salaries for executive officers are based on a review of salaries for similar positions requiring similar qualifications in similar industries. In determining executive officer salaries, the Compensation Committee has approved the use by management of information from salary surveys.

The Committee determines levels of the executive officers’ base salaries so as to be competitive with amounts paid to executives performing similar functions in comparable-size, non-durable manufacturing companies. The amount of each executive’s annual increase in base salary, if any, is based on a number of largely subjective factors, including changes in the individual’s duties and responsibilities, the personal performance of such executive officer, the performance of the Company, cost-of-living increases, and such other factors as the Committee deems appropriate, including the individual’s overall mix between fixed and variable compensation and between cash and stock-based compensation.

The Chief Executive Officer annually assesses the performance of all other executive officers and recommends salary increases to the Compensation Committee based on a number of factors such as performance evaluations, comparative data and other relevant factors. The Compensation Committee then reviews the Chief Executive Officer’s recommendations, considers the performance and condition of the Company, and approves the increases for any other officer of the Company.

Bonus Incentive Plan: Prior to fiscal year 2011, the Compensation Committee administered an incentive plan to provide additional compensation to executives who meet established performance goals. In consultation with the Chief Executive Officer, the Compensation Committee annually determined the total amount of cash bonuses available for executive officers and certain other management employees. The target bonuses for executive officers were set by the Compensation Committee. Awards were weighted so that higher awards were received when the Company’s performance reached maximum targets, smaller awards were received when the Company’s performance reached minimum targets and no awards are made when the Company did not meet minimum performance targets. After the total eligible bonus pool was determined, annual incentives were paid to executive officers based on their individual performance as determined by the Chief Executive Officer.

For fiscal year 2010, awards under this bonus plan were contingent upon the Company’s attainment of operating profit and cash utilization targets set by the Compensation Committee in consultation with the Chief Executive Officer. The Company’s performance in 2010 did not meet established performance goals and, consequently, no bonuses were paid under this bonus incentive plan.

Bonus Equity Incentive Plan: The Compensation Committee administers a stock option incentive plan for executive officers. Awards under this plan are contingent upon the Company’s attainment of specified revenue and earnings targets set by the Compensation Committee in consultation with the Chief Executive Officer. The Company’s performance in 2011 did not meet established performance goals, and consequently, no stock options were awarded under this Plan.

On February 25, 2010, stock options were granted under the Bonus Equity Incentive Plan for the 2010 plan year; however, these options were cancelled on April 1, 2011, as the Company did not attain the specified performance goals in 2010 that were established pursuant to the Plan.

For fiscal year 2012, no Bonus Incentive Plan or Bonus Equity Incentive Plan has been put in place.

Discretionary Bonuses: In addition to bonuses under the incentive plan, each of our executive officers is eligible to receive annual cash bonuses based on determinations made by the Committee in its discretion. The bonus may be based on the specific accomplishments of the individual or on the overall success of the Company, or both.

For 2011 and 2010, the Committee did not adopt a discretionary cash bonus plan and no such bonuses were paid.

Stock Options: The Compensation Committee believes that employee equity ownership provides significant motivation to executive officers to maximize value for the Company’s shareholders and, therefore, periodically grants stock options under the Company’s 2008 Stock Incentive Plan at the then current market price. The Compensation Committee administers the Company’s 2008 Stock Incentive Plan. Stock options will only have value if the Company’s stock price increases over the exercise price.

The Compensation Committee grants options to executive officers after consideration of recommendations from the Chief Executive Officer. Recommendations for options are based upon the relative position, responsibilities, and previous and expected contributions of each officer, previous option grants to such officers and customary levels of option grants for the respective position in other comparable companies. The exercise price for Stock Options is equal to the fair market value of the Company’s Common Stock on the grant date. Options generally vest over a four-year period at a rate of 25% per year where the first 25% vests one year from the date of grant and the remaining 75% vests equally on a monthly basis over the remaining 36 months. The options expire 10 years from the date of grant. As of April 29, 2011, the 2008 Incentive Stock Plan was the only plan under which new options may be granted.

Our stock-based compensation policies have been impacted by the implementation of ASC 718. Generally, ASC 718 requires all stock-based payments to employees, including grants of employee stock options, to be expensed based on their fair values over the vesting period.

Section 162(m): Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public corporations for compensation in excess of $1 million paid for any fiscal year to a company’s Chief Executive Officer or to any of the company’s other three most highly compensated executive officers (other than the Chief Financial Officer). The statute generally exempts qualifying performance-based compensation from the deduction limit if certain conditions are met. In determining base salary, benefits, perquisites and other compensation, the Committee considers tax deductibility, but a more important goal is to offer compensation that is competitive within our peer group. For 2011, the Company believes that the compensation paid in 2011 to each of the other named executive officers is deductible under 162(m).

Employment agreements with Named Executive Officers: On December 30, 2009, the Company entered into an Officer Continuity Agreement with Mr. Kaveski. Under the agreement, should Mr. Kaveski be involuntarily terminated (i) within three months before or two years after a change of control, or (ii) at any other time, he will be entitled to receive severance benefits for one year from the date of termination. The agreement has a term of three years.

On September 13, 2005, the Company entered into a Management Continuity Agreement with Roger Buelow. Under the agreement, Mr. Buelow would be entitled to receive severance payments equal to one month of base salary, group health coverage premiums , and automobile allowance for each year of employment in the event his employment with the Company was terminated without cause, or if he terminated his employment following a material reduction in his responsibilities inconsistent with his position and past responsibilities under certain other conditions, including following a change in control as defined in the agreement. Mr. Buelow has been employed with the Company for twelve years. The agreement has a term of ten years.

The following table summarizes the estimated severance payments to be made under Mr. Kaveski’s Officer Continuity Agreement and Mr. Buelow’s Management Continuity Agreement at, following, or in connection with a termination of employment due to voluntary resignation, involuntary termination not for cause, death or disability, or change in control:

	Voluntary	Involuntary
	Termination	Termination		Termination
	without	without		with
	Change in	Change in	Death or	Change in
	Control	Control	Disability	Control
Employee	($)	($)	($)	($)
Joseph G. Kaveski
Severance (1)	—	239,328	—	239,328

Roger F. Buelow
Severance (2)	—	195,386	—	195,386

(1)	The estimated severance payment is based on base salary at December 31, 2011. For Mr. Kaveski, the amount of severance equates to total yearly cash compensation received prior to involuntary termination for the term of twelve months from the date of involuntary termination, and $14,328 for reimbursement of group health coverage premiums for twelve months.
(2)	The estimated severance payment is based on base salary at December 31, 2011. For Mr. Buelow, the amount of severance equates to one month of base salary, group health coverage premiums, and automobile allowance for each year of employment. Mr. Buelow has been employed with the Company for 12 years.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to equity awards outstanding for the Named Executive Officers as of December 31, 2011:

	Option Awards
		Number of	Number of
		Securities	Securities
		Underlying	Underlying
		Unexercised	Unexercised		Option
		Options	Options		Exercise	Option
	Grant	Exercisable	Un-exercisable		Price	Expiration
Name	Date	(#)	(#)		($)	Date
Joseph G. Kaveski	05/06/08	89,583	10,417	(1)	2.00	05/06/18
	11/24/08	77,083	22,917	(2)	1.37	11/24/18
	12/31/09	49,999	50,001	(3)	0.64	12/31/19
	01/18/11	—	150,000	(4)	1.07	01/18/21

Eric W. Hilliard	11/13/06	75,000	—		7.19	11/13/16
	04/26/07	50,000	—		6.36	04/26/17
	10/23/08	19,791	5,209	(5)	1.37	10/23/18
	01/18/11	—	100,000	(4)	1.07	01/18/21

Roger F. Buelow	07/25/02	5,000	—		3.80	07/25/12
	02/19/03	18,750	—		3.35	02/19/13
	07/01/05	25,000	—		10.64	07/01/15
	12/06/07	25,000	—		6.06	12/06/17
	01/18/11	—	75,000	(4)	1.07	01/18/21
	08/05/11		200,000	(4)	0.50	08/05/21

(1)	Options will vest monthly through May 6, 2012.
(2)	Options will vest monthly through November 24, 2012.
(3)	Options will vest monthly through December 31, 2013.
(4)	Options will vest over a four-year period at a rate of 25% per year where the first 25% vests one year from the date of grant and the remainaing 75% vests equally on a monthly basis over the remaining 36 months.
(5)	Options will vest monthly through October 23, 2012.

Compensation of Directors

The Company uses a combination of cash and stock-based awards to attract and retain qualified candidates to serve on its Board. In setting director compensation, it considers the significant amount of time that directors expend in fulfilling their duties, as well as the skill level required.

The following table sets forth the annual cash compensation for directors who are not also employees:

Annual Retainer	$20,000
Additional Annual Retainers:
Lead Director	$10,000
Compensation Committee Chairman	5,000
Audit and Finance Committee Chairman	7,000
Nominating and Corporate Governance Committee Chairman	5,000

Under the terms of the Company’s 2008 Stock Incentive Plan as amended, on the first business day following the conclusion of each regular annual meeting of the Company’s shareholders, each non-employee director who was not elected to the Board for the first time at such meeting and who will continue serving as a member of the Board of Director shall receive an option to purchase 15,000 shares of Common Stock. These options have an exercise price of 100% of the fair market value of the stock on the date of grant, become exercisable monthly over the 12-month period following the date of grant, and expire the day before the tenth anniversary of the grant date or 12 months after termination of service on the Board. The options vest if a Change in Control occurs with respect to the Company during the optionee’s service, as defined by the 2008 Stock Incentive Plan as amended.

For fiscal year 2011 and 2010, in lieu of the automatic options described above, Messrs. von Paumgartten, Finnerty and Schneeberger were each granted 40,000 options. These options vest over four years with 25% vesting after one year and the remaining 75% vesting monthly over the remaining 36 month period. The exercise price for these options was equal to the fair market value of the Company’s Common Stock on the July 23, 2010 grant date.

In the third quarter of 2010, the Board of Directors approved a program offering Independent Directors of the Company the option of accepting restricted shares of the Company’s Common Stock in lieu of quarterly cash compensation. Directors who chose to participate would receive the equivalent of two dollars ($2.00) of the Company’s Common Stock for every one dollar ($1.00) of their normal cash compensation. Directors that chose to accept this program agreed to receive compensation in restricted shares for four consecutive quarters, covering the period of July 2010 until June 2011, with the Common Stock vesting over the equivalent 12 month period. The price of the restricted shares issued pursuant to this program was based upon the closing price of the Company’s Common Stock on September 20, 2010. On September 1, 2010, four of the five Directors agreed to participate in this program.

The following table summarizes the total compensation to non-employee directors for the year ended December 31, 2011:

	Fees
	Earned
	or Paid	Stock
	in Cash	Awards	Total
Name	($)	($) (1)	($)
Paul von Paumgartten	17,500	30,000	47,500
Michael A. Kasper	—	30,000	30,000
J. James Finnerty	22,500	—	22,500
R. Louis Schneeberger	13,500	27,000	40,500
David Anthony	—	20,000	20,000

(1)	Grant date fair value of restricted shares of Common Stock granted to these directors in lieu of cash compensation for their directors’ fees for the period from January 1, 2011 to June 30, 2011, as described above. As of December 31, 2011, all of the restricted stock issued as stock awards had vested.

The following table summarizes the aggregate number of stock option awards outstanding at December 31, 2011:

Aggregate Number of Stock
Options Outstanding
Name	(#) (1)
Paul von Paumgartten	96,000
Michael A. Kasper	—
J. James Finnerty	65,000
R. Louis Schneeberger	50,000
David Anthony	—

(1)	The number of options vested at December 31, 2011 for Messrs. von Paumgartten, Finnerty and Schneeberger were 70,166, 39,166 and 24,166, respectively.

Item  12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Principal Shareholders and Management

The following table sets forth certain information with respect to beneficial ownership of the Company’s Common Stock as of April 30, 2012 as to (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each of the Company’s current directors listed below, (iii) the Company’s Chief Executive Officer and each of the Company’s Named Executive Officers listed below, and (iv) all executive officers and directors of the Company listed below as a group. Unless otherwise specified, the address for each officer and director is: 32000 Aurora Road, Solon, OH 44139.

The table should be read with the understanding that more than one person may be the beneficial owner or possess certain attributes of beneficial ownership with respect to the same securities.

	Shares Beneficially Owned
			Percent of
			Outstanding
			Common
Name and Address	Number (1)		Stock (1)
5% Shareholders
Costar Partners II, LLC	4,000,000	(2)	9.0%
53 East 34th Street
Paterson, New Jersey 07514
Bi Cheng	4,000,000	(3)	9.0%
No. 26 Yuantong Street
Kunming, Yunnan, China
Jag International Ltd.	4,000,000	(4)	9.0%
P.O. Box 3444, Road Town
Tortola, British Virgin Islands
5 Elements Energy Efficiencies (BVI) Ltd.	3,800,000	(5)	8.5%
P.O. Box 3444, Road Town
Tortola, British Virgin Islands
Scott E. DeSano	2,400,000	(6)	5.4%
222 Seaspray Avenue
Palm Beach, Florida 33480
Directors and Named Executive Officers
Roger R. Buelow	139,465	(7)	*
John M. Davenport	811,444	(8)	1.8%
J. James Finnerty	72,551	(9)	*
Eric W. Hilliard	241,545	(10)	*
Joseph G. Kaveski	435,228	(11)	*
R. Louis Schneeberger	60,200	(12)	*
Paul von Paumgartten	109,649	(13)	*
All directors and executives officers as a group	1,995,082	(14)	4.3%

*	Less than one percent
(1)	Based on 44,513,135 shares outstanding as of April 30, 2012. In addition, shares issuable pursuant to options and warrants which may be exercised through June 29, 2012 are deemed to be issued and outstanding and are included in the reported beneficial holdings, except as explained at the end of this note. These shares have been treated as outstanding in calculating the percentage ownership of the individual possessing such interest, but not for any other individuals. Thus, the number of shares to be outstanding for the purposes of this table varies depending on each individual’s particular circumstances. This table does not include shares that are issuable upon the exercise of warrants that investors acquired as part of units they purchased in the Company’s February 2012 private placement of shares of Common Stock and warrants to purchase common shares, but the notes to the table do include those warrant shares for the 5% shareholders who invested in that offering. The Company is obligated to register with the SEC for resale the shares, and the shares covered by the warrants, that it sold in the offering, but has not yet done so.
(2)

Based on a Schedule 13G filed with the SEC by Costar Partners II, LLC (“Costar Partners”) on March 22, 2012. Costar Partners reported shared voting and shared dispositive power over 4,000,000 shares of Common Stock, and over 2,000,000 shares covered by warrants. The address for Costar Partners is 53 East 34th Street, Patterson, NJ, 07514.

(3)	Based on a Schedule 13G filed with the SEC by Bi Cheng on April 27, 2012. Bi Cheng reported sole voting and sole dispositive power over 4,000,000 shares of Common Stock, and over 2,000,000 shares covered by warrants. The address for Bi Cheng is No. 26 Yuantong Street, Kunming, Yunnan, China.

(4)	Based on a Schedule 13G filed with the SEC by Jag International Ltd. (“Jag International”) on April 27, 2012. Jag International reported shared voting and shared dispositive power over 4,000,000 shares of Common Stock, and over 2,000,000 shares covered by warrants. The address for Jag International is P.O. Box 3444, Road Town, Tortola, British Virgin Islands.
(5)	Based on a Schedule 13G filed with the SEC by 5 Elements Energy Efficiencies (BVI) Ltd. (“5 Elements Energy”) on April 27, 2012. 5 Elements Energy reported shared voting and shared dispositive power over 3,800,000 shares of Common Stock, and over 1,900,000 shares covered by warrants. The address for 5 Elements Energy is P.O. Box 3444, Road Town, Tortola, British Virgin Islands.
(6)	Based on a Schedule 13D filed with the SEC by Scott E. DeSano on April 5, 2012. Mr. DeSano reported sole voting and sole dispositive power over 2,400,000 shares. Mr. DeSano’s address is 222 Seaspray Ave., Palm Beach, FL 33480.
(7)	Includes 39,153 restricted shares and 100,312 options exercisable as of June 29, 2012.
(8)	Includes 223,725 restricted shares, 375,562 options exercisable as of June 29, 2012, 140,600 warrants exercisable immediately.
(9)	Includes 44,166 options exercisable as of June 29, 2012.
(10)	Includes 42,508 restricted shares and 183,332 options exercisable as of June 29, 2012.
(11)	Includes 55,931 restricted shares and 303,123 options exercisable as of June 29, 2012.
(12)	Includes 29,166 options exercisable as of June 29, 2012.
(13)	Includes 75,166 options exercisable as of June 29, 2012.
(14)	Includes 361,317 restricted shares, 1,110,827 options exercisable as of June 29, 2012, and 265,600 warrants exercisable immediately.

Equity Compensation Plan Information

The following table sets forth information with respect to our equity compensation plans as of December 31, 2011:

	Number of Shares
	to be Issued
	Upon Exercise of		Number of Shares
	Outstanding	Weighted Average	Remaining
	Options, Warrants,	Exercise Price of	Available for
	and Rights	Outstanding	Future Issuance
Plan Category	(1)	Options and Rights	(2)
Equity compensation plans approved by security holders	2,318,498	$2.28	975,582

Equity compensation plans not approved by security holders	—	—	—

Total	2,318,498	$2.28	975,582

(1)	This column represents the number of shares of Common Stock that may be issued in connection with the exercise of outstanding stock options granted under our 1994 Stock Option Plan, 2004 Stock Incentive Plan, and the 2008 Stock Incentive Stock Plan.
(2)	Consists of 866,200 shares available for future issuance under the 2008 Stock Incentive Plan and 109,382 shares available for future issuance under the 1994 Employee Stock Purchase Plan.

Item  13. Certain Relationships and Related Transactions and Director Independence

Certain Transactions

On August 11, 2011, the Company entered into a Letter of Credit Agreement (“LOC”) with Mark Plush, Chief Financial Officer of the Company, in the amount of $250,000. The LOC has a term of 24 months and bears interest at a rate of 12.5% on the face amount. The LOC is collateralized by a cash deposit with an insurance company issuing the Company’s contract performance bonds and by 32% of the unpledged stock of Crescent Lighting, Ltd., a subsidiary of the Company. As an incentive to enter into the LOC’s, the Company issued five-year, detached warrants to purchase 125,000 shares of Common Stock at an exercise price of $0.01 per share. The warrants were approved by the Company’s shareholders at the Annual Meeting held on June 16, 2010, as part of the Issuance of Warrants to Directors and Officer who Participate in the Company’s Bonding Support Program.

On December 29, 2009, and in conjunction with the acquisition of Stones River Companies, LLC, the Company entered into an LOC with John Davenport, President of the Company, for $250,000. The LOC has a term of 24 months and bears interest at a rate of 12.5% on the face amount. The LOC is collateralized by a percentage of the capital stock of Crescent Lighting Ltd. (“CLL”), which in turn is based on CLL’s net worth as of November 30, 2009, and is subordinated to the senior indebtedness of the Company and CLL. As an incentive to enter into the LOC, the Company issued five-year, detached warrants to purchase 125,000 shares of Common Stock at an exercise price of $0.01 per share. The Company’s shareholders approved the warrants at the Annual Meeting on June 16, 2010, as described above. On December 21, 2011, the LOC was amended to extend the due date of the LOC from December 31, 2011, on a month by month basis as long as interest continued to be earned at 12.5%. The LOC was subsequently paid on March 5, 2012.

Director Independence

The Board of Directors has determined that each of the following current directors is independent within the meaning of the listing standards of The NASDAQ Stock Market LLC:

J. James Finnerty

Paul von Paumgartten

R. Louis Schneeberger

In this Amendment these three directors are referred to individually as an “Independent Director” and collectively as the “Independent Directors.” The shares of the Company’s Common Stock are quoted on the Over-The Counter Bulletin Board.

Item 14. Principal Accountant Fees and Services

Plante & Moran, PLLC provided audit services to the Company for the fiscal years ending December 31, 2011 and 2010. The following table presents fees for professional services rendered by Plante & Moran, PLLC for the years ended December 31, 2011 and 2010:

	Year Ending December 31,
	2011	2010
Audit Fees (1)	$268,629	$311,784
Other Fees (2)	12,104	43,427

Total Fees	$280,733	$355,211

(1)	Includes fees incurred for audit services related to quarterly reviews and audits of consolidated financial statements. For both 2011 and 2010, the Company was not required to obtain independent public accounting firm certification of its internal control infrastructure as defined by the Sarbanes-Oxley Act. Therefore, no fees related to the audit of Sarbanes-Oxley compliance were incurred.
(2)	Includes fees of $8,948 in 2011 and $23,150 in 2010 for services related to the filing of various registration statements with the SEC. Remaining fees for 2011 and 2010 relate to miscellaneous consulting services.

It is the Company’s policy that all audit and non-audit services to be performed by the Company’s principal auditors be approved in advance by the Audit and Finance Committee. The Audit and Finance Committee pre-approved all services provided by Plante & Moran, PLLC during 2011.

PART IV

Item 15. Exhibits and Financial Statement Schedules

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
Joseph G. Kaveski
Chief Executive Officer Date: April 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 30, 2012.

Signature	Title

/s/ JOSEPH G. KAVESKI	Chief Executive Officer and Director
Joseph G. Kaveski	(Principal Executive Officer)

/s/ JOHN M. DAVENPORT	President and Director
John M. Davenport

/s/ MARK J. PLUSH	Vice President of Finance and Chief Financial Officer
Mark J. Plush	(Principal Financial and Accounting Officer)

*/s/ PAUL VON PAUMGARTTEN	Lead Director
Paul von Paumgartten

*/s/ J. JAMES FINNERTY	Director
J. James Finnerty

*/s/ R. LOUIS SCHNEEBERGER	Director
R. Louis Schneeberger

*	The undersigned, by signing his name, signs this Report on April 30, 2012 on behalf of the above officers and directors pursuant to a Power of Attorney executed by them and filed as an exhibit to this Report.

By: /s/ JOSEPH G. KAVESKI

Joseph G. Kaveski, Attorney-in-Fact.

EXHIBIT INDEX

Exhibit Number	Description of Documents

24.1	Power of Attorney (incorporated by reference from Exhibit 24.1 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2012).

31.1	Rule 13a-14(a) Certification by Chief Executive Officer (filed with this Report).

31.2	Rule 13a-14(a) Certification by Vice President of Finance and Chief Financial Officer (filed with this Report).

32.1	Section 1350 Certification of Chief Executive Officer and Vice President of Finance and Chief Financial Officer (filed with this Report).