Form 10-Q
period 2012-03-31
ENERGY FOCUS, INC/DE
filed 2012-05-15
CIK 924168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of April 30, 2012 was 44,513,135.

Item 1.	Financial Statements

ENERGY FOCUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands except share and per share data)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,733	$2,136
Trade accounts receivable less allowances of $462 and $447, respectively	3,601	2,738
Retainage receivable	516	474
Inventories, net	2,452	2,429
Costs in excess of billings	74	171
Prepaid and other current assets	1,621	881

Total current assets	9,997	8,829
Property and equipment, net	1,968	2,105
Goodwill	672	672
Intangible assets, net	923	1,027
Collateralized assets	1,000	1,000
Other assets	119	145

Total assets	$14,679	$13,778

LIABILITIES
Current liabilities:
Accounts payable	$4,123	$5,653
Accrued liabilities	1,409	1,995
Deferred revenue	1,170	1,373
Billings in excess of costs	572	154
Credit line borrowings	1,304	701
Current maturities of long-term debt	50	855

Total current liabilities	8,628	10,731
Other liabilities	89	71
Acquisition-related contingent liabilities	482	553
Long-term debt	966	955

Total liabilities	10,165	12,310
SHAREHOLDERS’ EQUITY
Preferred stock, par value $0.0001 per share:
Authorized: 2,000,000 shares in 2012 and 2011
Issued and outstanding: no shares in 2012 and 2011	—	—
Common stock, par value $0.0001 per share:
Authorized: 60,000,000 shares in 2012 and 2011
Issued and outstanding: 44,513,000 at March 31, 2012 and 24,913,000 at December 31, 2011	4	1
Additional paid-in capital	80,844	75,962
Accumulated other comprehensive income	448	420
Accumulated deficit	(76,782)	(74,915)

Total shareholders’ equity	4,514	1,468

Total liabilities and shareholders’ equity	$14,679	$13,778

The accompanying notes are an integral part of these financial statements.

ENERGY FOCUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands except per share amounts)

(unaudited)

	Three months ended March 31,
	2012	2011
Net sales	$5,302	$5,460
Cost of sales	4,517	4,301

Gross profit	785	1,159
Operating expenses:
Research and development	46	265
Sales and marketing	1,271	1,935
General and administrative	1,154	1,578
Valuation of equity instruments	—	56

Total operating expenses	2,471	3,834

Loss from operations	(1,686)	(2,675)
Other income (expense):
Other (expense) income	(28)	49
Interest income	1	1
Interest expense	(151)	(183)

Loss before income taxes	(1,864)	(2,808)
Provision for income taxes	(3)	(5)

Net loss	$(1,867)	$(2,813)

Net loss per share—basic and diluted	$(0.06)	$(0.12)

Shares used in computing net loss per share—basic and diluted	31,621	24,224

The accompanying notes are an integral part of these financial statements.

ENERGY FOCUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(amounts in thousands)

(unaudited)

	Three months ended March 31,
	2012	2011
Net loss	$(1,867)	$(2,813)
Other comprehensive income:
Foreign currency translation adjustments	28	47

Comprehensive loss	$(1,839)	$(2,766)

The accompanying notes are an integral part of these financial statements.

ENERGY FOCUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three months ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(1,867)	$(2,813)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	150	183
Stock-based compensation	58	183
Valuation of equity instruments	—	56
Provision for doubtful accounts receivable	24	14
Amortization of intangible assets	104	162
Amortization of discounts on long-term borrowings	77	123
Deferred revenue	216	60
Gain on disposal of fixed assets	—	(10)
Changes in assets and liabilities:
Accounts receivable, inventories, and other assets	(1,584)	992
Accounts payable and accrued liabilities	(2,158)	(1,799)

Total adjustments	(3,113)	(36)

Net cash used in operating activities	(4,980)	(2,849)

Cash flows from investing activities:
Acquisition of property and equipment	(12)	(126)
Proceeds from the sale of property and equipment	—	9

Net cash used in investing activities	(12)	(117)

Cash flows from financing activities:
Proceeds from issuances of common stock, net	4,827	413
Payments on other borrowings	(849)	—
Net proceeds on credit line borrowings	603	—

Net cash provided by financing activities	4,581	413

Effect of exchange rate changes on cash	8	17

Net decrease in cash and cash equivalents	(403)	(2,536)
Cash and cash equivalents at beginning of period	2,136	4,107

Cash and cash equivalents at end of period	$1,733	$1,571

Classification of cash and cash equivalents:
Cash and cash equivalents	$1,661	$1,446
Restricted cash held	72	125

Cash and cash equivalents at end of period	$1,733	$1,571

The accompanying notes are an integral part of these financial statements.

ENERGY FOCUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

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

ENERGY FOCUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(Unaudited)

The Company’s independent public accounting firm has issued an opinion in connection with its 2011 Annual Report on Form 10-K raising substantial doubt as to its ability to continue as a going concern. The interim financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The interim financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to our ability to continue as a going concern.

Year-end Balance Sheet

The year-end balance sheet information was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2011, which are contained in the Company’s 2011 Annual Report on Form 10-K and amendments thereof (“Form 10-K”).

Recent Accounting Pronouncements

In May 2011, the FASB amended fair value measurement and disclosure guidance to achieve convergence with International Financial Reporting Standards (“IFRS”). The amended guidance modifies the measurement of fair value, clarifies verbiage and changes disclosure or other requirements in U.S. GAAP and IFRS. The guidance is effective during the interim and annual periods beginning on or after December 15, 2011. The adoption of this guidance did not have a material impact on the financial statements of the Company.

In June 2011, the FASB issued guidance related to the presentation of comprehensive income. The guidance was issued to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Its adoption did not have a material impact on the Company’s financial statements.

In September 2011, the FASB amended guidance relating to the goodwill impairment test. The changes are intended to reduce the cost and complexity of the annual test by providing entities and option to perform a qualitative assessment to determine whether further impairment testing is necessary. The revised guidance includes examples of events and circumstances that might indicate that a reporting unit’s fair value is less than its carrying amount. The changes are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company adopted this guidance as stipulated.

Retainage Receivable

The Company’s solutions-based sales are normally subject to a holdback of a percentage of the sale as retainage. This holdback is recorded on the Company’s Condensed Consolidated Balance Sheets as “Retainage receivable”. Retainage is a portion of the total bid price of a project that is held back by the customer until the project is complete and functioning satisfactorily according to the contract terms. Retainage percentages typically range from 5% to 10% and are collected anywhere from three to eighteen months from the inception of the project. For both the three months ended March 31, 2012 and the year ended December 31, 2011, the Company had a Retainage receivable from its customers totaling $0.5 million.

Collateralized Assets

The Company maintains $1.0 million of cash collateral related to its surety bonding program associated with SRC. This cash is pledged to the surety carrier until which time the Company is able to provide sufficient alternative means of collateralization satisfactory to the surety carrier.

Earnings (Loss) per Share

Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental shares upon exercise of stock options and warrants, unless the effect would be anti-dilutive.

ENERGY FOCUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(Unaudited)

A reconciliation of basic and diluted loss per share is provided as follows (in thousands, except per share amounts):

	Three months ended March 31,
	2012	2011
Basic and diluted loss per share:
Net loss	$(1,867)	$(2,813)
Basic and diluted loss per share:
Weighted average shares outstanding	31,621	24,224

Basic and diluted net loss per share	$(0.06)	$(0.12)

Options and warrants to purchase approximately 15,304,000 and 5,619,000 shares of common stock, were outstanding at March 31, 2012 and 2011, respectively, but were not included in the calculation of diluted net loss per share because their inclusion would have been anti-dilutive.

Stock-Based Compensation

The Company’s stock-based compensation plan is described in detail in its 2011 Form 10-K for the year ended December 31, 2011. The following table summarizes the Company’s stock-based compensation (in thousands):

	Three months ended March 31,
	2012	2011
Stock option expense	$58	$23
Executive & Director stock-based compensation	—	54
Employee incentive stock-based compensation	—	106

Total stock-based compensation	$58	$183

Total unearned compensation of $0.3 million related to stock options remains at March 31, 2012 compared to $0.8 million at March 31, 2011. These costs will be charged to expense, amortized on a straight line basis, in future periods through the first quarter of 2016. The weighted average period over which this unearned compensation is expected to be recognized is approximately 1.2 years.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. Estimates utilized in the calculation include the expected life of the option, risk-free interest rate, and expected volatility, and are further comparatively detailed as follows:

	Three months ended March 31,
	2012	2011
Fair value of options issued	$0.21	$0.76
Exercise price	$0.39	$1.07
Expected life of option	6.1 years	4.0 years
Risk-free interest rate	1.48%	1.50%
Expected volatility	58.05%	104.52%
Dividend yield	0%	0%

ENERGY FOCUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(Unaudited)

At the 2010 Annual Meeting of Shareholders (“Annual Meeting”) held on June 16, 2010, the shareholders approved an increase in the total number of shares of common stock that may be awarded under the 2008 Incentive Stock Plan from 1,000,000 shares to 3,000,000 shares. Under this plan, the Company granted 1,000,000 performance-based stock options during the year ended December 31, 2010. These performance-based stock options are exercisable by the grantees if, and only if, the Company achieves required revenue and cash-flow generation targets as reported in the Company’s 2010 Form 10-K. Of the 1,000,000 performance-based stock options awarded in 2010, 850,000 stock options were canceled in the first half of 2011 as a result of these defined targets not being achieved during the year ended December 31, 2010.

In addition to the above, the Company granted 615,000 stock options, 115,000 restricted stock options, and had cancellations of 108,000 stock options for the period ended March 31, 2011. The Company granted 10,000 stock options and had cancellations of 81,000 stock options for the period ended March 31, 2012.

Product Warranties

The Company warrants finished goods against defects in material and workmanship under normal use and service for periods of one to three years for products and labor. Settlement costs consist of actual amounts expensed for warranty services which are largely a result of third-party service calls and the costs of replacement products. A liability for the estimated future costs under product warranties is maintained for products outstanding under warranty and is included in “Accrued liabilities” in the Condensed Consolidated Balance Sheets. The warranty activity for the respective periods is as follows (in thousands):

	Three months ended March 31,
	2012	2011
Balance at the beginning of the period	$100	$126
Accruals for warranties issued	31	7
Settlements made during the period (in cash or in kind)	(21)	(17)

Balance at the end of the period	$110	$116

NOTE 3. INVENTORIES

Inventories are stated at the lower of standard cost (which approximates actual cost determined using the first-in, first-out cost method) or market and consist of the following, net of reserves (in thousands):

	March 31, 2012	December 31, 2011
Raw materials	$1,513	$1,517
Finished goods	939	912

Inventories, net	$2,452	$2,429

ENERGY FOCUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(Unaudited)

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets and consists of the following (in thousands):

	March 31, 2012	December 31, 2011
Equipment (useful life 3—15 years)	$5,844	$5,831
Tooling (useful life 2—5 years)	2,446	2,440
Furniture and fixtures (useful life 5 years)	132	129
Computer software (useful life 3 years)	434	431
Leasehold improvements (the shorter of useful life or lease life)	632	630
Construction in progress	27	27

Property and equipment at cost	9,515	9,488
Less: accumulated depreciation	(7,547)	(7,383)

Property and equipment, net	$1,968	$2,105

NOTE 5. GOODWILL AND INTANGIBLE ASSETS

The following table summarizes information related to net carrying value of intangible assets (in thousands):

	Amortization Life (in years)	March 31, 2012	December 31, 2011
Goodwill	n/a	$672	$672
Definite-lived intangible assets:
Tradenames	10	388	400
Customer relationships	5	535	627

Total definite-lived intangible assets		923	1,027

Total intangible assets, net		$1,595	$1,699

ENERGY FOCUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(Unaudited)

Amortization expense for intangible assets subject to amortization was $0.1 million for the three months ended March 31, 2012, as compared to $0.2 million for the three months ended March 31, 2011. The Company amortizes Tradenames on a straight-line basis over the estimated useful lives of the intangible assets. Customer relationships are amortized over their expected useful lives on an accelerated method that approximates the cash flows associated with those relationships. Based on the carrying value of amortized intangible assets the Company estimates amortization expense for future years to be as follows (in thousands):

Year ending December 31,	Amount
2012 April through December	$316
2013	252
2014	105
2015	50
2016	50
2017 and thereafter	150

Total amortization expense	$923

As of March 31, 2012, the Company had $0.7 million of goodwill recorded on its financial statements related to the acquisition of SRC.

NOTE 6. CONTRACTS IN PROGRESS

Costs and estimated earnings on contracts in progress as of the periods indicated are summarized in the following table (in thousands):

	March 31, 2012	December 31, 2011
Costs incurred on uncompleted contracts	$4,679	$3,193
Estimated earnings	1,011	855

Total revenues	5,690	4,048
Less: billings to date	6,188	4,031

Total	$(498)	$17

Balance sheet classification:
Costs in excess of billings on uncompleted contracts	$74	$171
Billings in excess of costs on uncompleted contracts	(572)	(154)

Total	$(498)	$17

NOTE 7. DEBT

Credit Facilities

On December 22, 2011, the Company entered into a $4.5 million revolving line of credit (“credit facility”) with Rosenthal & Rosenthal. The total loan amount available to the Company under the line of credit is equal to 85% of its net amount of eligible receivables, plus available inventory (the lesser of 50% of the lower of cost or market value of eligible inventory, or $0.3 million). The credit facility is secured by a lien on the domestic assets of the Company. The interest rate for borrowing on accounts receivable is 8.5%, on inventories 10.0% and on overdrafts 13.0%. Additionally, there is an annual 1% facility fee on the entire amount of the credit facility, $4.5 million, payable at the beginning of the year. The credit facility is a three year agreement, expiring on December 31, 2014, unless terminated sooner. There are liquidated damages if the credit facility is terminated prior to December 31, 2014, which are based on the maximum credit facility amount then in effect. The damages are: 3% if terminated prior to the first anniversary of the closing date, 2% if terminated prior to the second anniversary of the closing date, and 1% if terminated prior to the third anniversary of the closing date. The Company is required to comply with certain financial covenants, measured quarterly, including, as defined in the agreement: a tangible net worth amount and a working capital amount. The Company was in compliance with the financial covenants at March 31, 2012. Borrowings under the revolving line of credit were $1.3 million at March 31, 2012 and are recorded in the Company’s Condensed Consolidated Balance Sheets as a current liability under the caption “Credit line borrowings.”

ENERGY FOCUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(Unaudited)

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

On March 30, 2010, the Company entered into an agreement with EF Energy Partners LLC (“EF Energy”), an Ohio limited liability company, under which it sold to EF Energy a Secured Subordinated Promissory Note (“Subordinated Note”) for the principal amount of $1.2 million. The Company secured the full amount of this financing with a pledge of its United States gross accounts receivable and selected capital equipment. This Subordinated Note bears interest at a rate of 12.5%, which is payable quarterly, in arrears, commencing September 30, 2010. The entire outstanding principal balance of this Subordinated Note, together with all accrued interest thereon, is due and payable on March 30, 2013. Additionally, the Company issued to the eight investors in EF Energy five-year, detached penny warrants ($.01 per share) to purchase shares of its common stock at a rate of 0.2 warrants per dollar of financing, or 230,000 warrants, with an expiration date of March 30, 2015. On December 22, 2011, this agreement was amended by an Inter-creditor Agreement among EF Energy Partners, Rosenthal & Rosenthal and the Company. Per the terms of the Inter-creditor Agreement, the Company paid $0.9 million of the principal to EF Energy Partners, leaving a principal balance of approximately $0.3 million as of December 31, 2011. On March 30, 2012, the remaining principal due to EF Energy was paid in full. The Company and EF Energy Partners are not related.

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

ENERGY FOCUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(Unaudited)

Through The Company’s United Kingdom subsidiary, it maintains a British pounds sterling-denominated bank overdraft facility with Lloyds Bank Plc, in the amount of £100,000, which was approximately $0.2 million based on the exchange rate at March 31, 2012. There were no borrowings against this facility as of March 31, 2012 or December 31, 2011. This facility is renewed annually in May. The interest rate on this facility in 2012 was 3.60%, based on a variable interest rate equal to the Bank of England’s Bank Rate, which was 0.50% at March 31, 2012, plus 3.10%. The interest rate on the facility at December 31, 2011 was also 3.60%.

Future maturities of remaining borrowings are (in thousands):

Year ending December 31,	Long-Term Borrowings
2012 April through December	$37
2013	804
2014	59
2015	65
2016	72
2017 and thereafter	96

Gross long-term borrowings	1,133
Less: discounts on long-term borrowings	(117)

Total commitment, net	1,016

Less: portion classified as current	(50)

Long-term borrowings, net	$966

NOTE 8. SEGMENTS AND GEOGRAPHIC INFORMATION

The Company has two reportable segments: product-based sales, featuring military, general commercial and industrial lighting, and pool lighting, each of which markets and sells lighting systems, and solutions-based sales providing turnkey, high-quality, energy-efficient lighting application alternatives. The Company’s products are sold through a combination of direct sales employees, independent sales representatives, and various distributors in different geographic markets throughout the world. The Company’s solutions-based sales are designed to enhance total value by positively impacting customers’ profitability, the environment, and the communities it serves. These solutions are sold through the Company’s direct sales employees as well as our SRC subsidiary, and include not only its proprietary energy-efficient lighting solutions, but also sourced lighting systems, energy audits, and service agreements.

ENERGY FOCUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(Unaudited)

The following summarizes the Company’s reportable segment data for periods indicated (in thousands):

	Three months ended March 31,
	2012	2011
Solutions:
Net sales	$1,640	$2,602
Cost of sales	1,562	2,053

Gross profit	78	549
Operating expenses (income):
Sales and marketing	314	349
General and administrative	150	237

Total operating expenses	464	586

Segment loss	$(386)	$(37)

Products:
Net sales	$3,662	$2,858
Cost of sales	2,955	2,248

Gross profit	707	610
Operating expenses (income):
Research and development	46	265
Sales and marketing	861	1,519
General and administrative	81	106

Total operating expenses	988	1,890

Segment loss	$(281)	$(1,280)

Reconciliation of segment income (loss) to net loss:
Segment income (loss):
Solutions	$(386)	$(37)
Products	(281)	(1,280)

Total segment loss	(667)	(1,317)
Operating expenses (income):
Sales and marketing	96	67
General and administrative	923	1,235
Valuation of equity instruments	—	56

Total operating expenses	1,019	1,358
Other expense	(178)	(133)

Loss before income taxes	(1,864)	(2,808)
Provision for income taxes	(3)	(5)

Net loss	$(1,867)	$(2,813)

ENERGY FOCUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(Unaudited)

The following table provides additional business unit gross profitability detail for the Company’s product-based business segment for the periods indicated (in thousands):

	Three months ended March 31,
	2012	2011
Products segment net sales:
Pool and commercial products	$2,290	$2,348
Government products/R&D services	1,372	510

Total products segment net sales	3,662	2,858

Products segment cost of sales:
Pool and commercial products	1,631	1,800
Government products/R&D services	1,324	448

Total products segment cost of sales	2,955	2,248

Products segment gross profit:
Pool and commercial products	659	548
Government products/R&D services	48	62

Total products segment gross profit	$707	$610

A geographic summary of net sales is as follows (in thousands):

	Three months ended March 31,
	2012	2011
United States	$4,787	$4,553
International	515	907

Net sales	$5,302	$5,460

A geographic summary of long-lived assets, which consists of fixed assets, goodwill, and intangible assets, is as follows (in thousands):

	March 31, 2012	December 31, 2011
United States	$3,514	$3,747
International	49	57

Long-lived assets, net	$3,563	$3,804

NOTE 9. INCOME TAXES

At March 31, 2012, the Company has recorded a full valuation allowance against its deferred tax asset in the United States, due to uncertainties related to the Company’s ability to utilize its deferred tax assets, primarily consisting of certain net operating losses carried forward. The valuation allowance is based upon the Company’s estimates of taxable income by jurisdiction and the period over which its deferred tax assets will be recoverable.

ENERGY FOCUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(Unaudited)

NOTE 10. COMMITMENTS AND CONTINGENCIES

In connection with the acquisition of SRC in December 2010, the Company recorded a performance-related contingent obligation related to a 2.5% payout payable over 42 months commencing January 1, 2010 and based upon the fair value of projected annual billings of the acquired business, and a $0.5 million fee if the market price of the Company’s common stock is not equal to or greater than $2.00 per share for at least twenty trading days between June 30, 2010 and June 30, 2013. The Company accrued for each of these contingent liabilities at their respective fair values at the time of the acquisition. For the three months ended March 31, 2012 and 2011, the Company paid $35 thousand and $0.1 million, respectively, relating to the 2.5% payout.

In the fourth quarter of 2011, the Company reassessed the carrying value of the contingent liability related to the 2.5% payout and, based upon revised projected future billings, subsequently recorded a reduction to the contingent liability of $0.4 million. At March 31, 2012, the Company has recorded a long-term liability related to these contingent obligations of $0.5 million, which is recorded under the caption “Acquisition-related contingent liabilities” in its Condensed Consolidated Balance Sheets.

NOTE 11. RELATED PARTY TRANSACTIONS

On December 29, 2009, and in conjunction with the acquisition of SRC, the Company entered into Letter of Credit Agreements (“LOC’s”) with John Davenport, President of the Company, and with Quercus, for $0.3 million each. In March 2012, both of these LOC’s were paid in full. Additionally, on August 11, 2011, the Company entered into a LOC agreement with Mark Plush, Chief Financial Officer of the Company, for $0.3 million. Please refer to Note 7, Debt, for a discussion of the terms of these LOC’s.

The former Vice President of SRC, who resigned on December 31, 2011, is a minority owner in TLC Investments, LLC (“TLC”), a Tennessee limited liability company, as well as in Woodstone Energy, LLC (“Woodstone”), a Tennessee limited liability company, both of which are located in Nashville, Tennessee.

SRC renders lighting design and lighting solution services to these related parties within the scope of their ordinary business activities. Conversely, these related parties, operating as electrical subcontractors, provide installation support services to SRC as part of their normal business. For the three months ended March 31, 2012 and 2011, related party revenue totaled $0.5 million and $0.4 million, respectively. The related party receivable, including retainage, at March 31, 2012 and December 31, 2011 was $0.7 million and $0.4 million, respectively. Subcontractor installation support services provided by these related parties totaled $0.8 million in the first quarter of 2012 and $1.6 million in the first quarter of 2011. The related party payable at March 31, 2012 was $1.1 million and at December 31, 2011, the related party payable was $1.2 million.

With the acquisition of SRC, the Company entered into an agreement with the seller, TLC, whereby, SRC would be guaranteed a profit percentage of 25% on certain projects which were begun prior to the acquisition or were out for bid at the time the acquisition occurred on December 31, 2009. During 2012, a portion of SRC projects were subject to this guarantee. At March 31, 2012, many of the previously described projects have been completed or are nearing completion.

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

On December 31, 2009, the Company issued to Woodstone, warrants to purchase up to 600,000 shares of the Company’s common stock at an original exercise price of $0.65 per share, later re-priced to $0.49 during the first quarter of 2012, and with a term ending on December 31, 2014. The warrants become exercisable only if SRC receives from Woodstone firm contracts or purchase orders for at least $10.0 million by June 30, 2013. The warrants vest in two tranches: 400,000 shares when contracts or purchase orders between SRC and Woodstone reach $10.0 million and an additional 200,000 shares when contracts or purchase orders between SRC and Woodstone reach an additional $5.0 million. As of March 31, 2012, warrants to purchase 400,000 shares of the Company’s common stock have vested but have not been exercised.

ENERGY FOCUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(Unaudited)

The Company, in the agreement for the acquisition of SRC, provided for payment of a management fee of 8% in support of billings, on projects that were pending at the date of acquisition, for which TLC provided installation support services. For the three months ended March 31, 2012, SRC did not incur management fees as many of these pending projects have been completed or are nearing completion. For the first three months ended March 31, 2011, SRC incurred $0.1 million of management fees.

NOTE 12. SHAREHOLDERS EQUITY

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements (“financial statements”) and related notes included in Item 1 of this report and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2011.

All references to “Energy Focus,” “we,” “us,” “our,” or “the Company” means Energy Focus, Inc. and its subsidiaries, except where it is made clear that the term means only the parent company.

When used in this discussion, the words “believes,” “expects,” “anticipates,” “intends,” “assumes,” “estimates,” “evaluates,” “opinions,” “forecasts,” “may,” “could,” “future,” “forward,” “plans,” “potential,” “probable,” and similar expressions are intended to identify forward-looking statements. These statements, which include statements as to our expected sales and gross profit margins, expected operating expenses and capital expenditure levels, our sales and marketing expenses, our general and administrative expenses, expected expenses related to compliance with the Sarbanes-Oxley Act of 2002, the adequacy of capital resources and necessity to raise additional funds, our critical accounting policies, expected benefits from our consolidation and statements regarding pending litigation are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as our ability to manage expenses, our ability to reduce manufacturing overhead and general and administrative expenses as a percentage of sales, our ability to collect on doubtful accounts receivable, our ability to increase cash balances in future quarters, the cost of enforcing or defending intellectual property, unforeseen adverse competitive, economic or other factors that may impact our cash position, risks associated with raising additional funds, and risks associated with our pending litigation. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Results of Operations

The following table sets forth the percentage of net sales represented by certain items reflected on our Consolidated Statements of Operations for the following periods:

	Three months ended March 31,
	2012	2011
Net sales	100.0%	100.0%
Cost of sales	85.2	78.8
Gross profit	14.8	21.2
Operating expenses (income):
Research and development	0.9	4.9
Sales and marketing	24.0	35.4
General and administrative	21.7	28.9
Valuation of equity instruments	—	1.0

Total operating expenses	46.6	70.2

Loss from operations	(31.8)	(49.0)
Other income (expense):
Other (expense) income	(0.5)	0.9
Interest expense, net	(2.8)	(3.3)

Loss before income taxes	(35.1)	(51.4)
Provision for income taxes	(0.1)	(0.1)

Net loss	(35.2)%	(51.5)%

Net Sales

Our sales breakdown by business segment are as follows (in thousands):

	Three months ended March 31,
	2012	2011
Solutions:
Net sales—solutions	$1,640	$2,602
Products:
Net sales—pool and commercial	2,290	2,348
Net sales—government products/R&D services	1,372	510

Total net sales—product segment	3,662	2,858

Total net sales	$5,302	$5,460

Solutions-based net sales were $1.6 million for the three months ended March 31, 2012 compared to $2.6 million for the three months ended March 31, 2011. Net sales from this segment represented 30.9% of total net sales. Our solutions-based backlog at March 31, 2012 and 2011 was $1.7 million and $3.5 million, respectively. The decrease in our sales and backlog is a result of the substantial completion of several projects in the first quarter of 2012 coupled with the timing of new projects which occurred late in the first quarter of 2012. Product-based net sales were $3.7 million for the three months ended March 31, 2012 as compared to $2.9 million for the three months ended March 31, 2011. This $0.8 million increase is primarily related to the U.S. Navy contract shipments during the first quarter of 2012. Net sales from our product-based segment represented 69.1% of total net sales. Historically, sales tend to be lower in the first quarter of each year due to the seasonality of our pool lighting business.

Revenues from our product-based business include, but are not limited to, revenues recognized upon shipping and service at completion of installation. Revenues from our lighting solutions-based business include, but are not limited to, revenues recognized from long-term contracts on a percentage-of-completion basis or the fair value of certain contract deliverables. For a detailed discussion on our revenue recognition policy, see our Annual Report on Form 10-K for the year ended December 31, 2011.

Gross Profit

We had a gross profit of $0.8 million for the three months ended March 31, 2012 compared to $1.2 million for the three months ended March 31, 2011. Total gross profit as a percentage of total net sales was 14.8% for the three months ended March 31, 2012, compared to 21.2% for the three months ended March 31, 2011. The $0.4 million decrease in gross profit was primarily the result of lower solutions-based sales and gross margin percent. Gross profit for the solutions segment was 1.5% for the three months ended March 31, 2012 compared to 10.1% for the three months ended March 31, 2011. This decrease in gross profit margin for the solutions segment is the result of a large number of new projects in the later part of the first quarter where material was shipped to the project site, but no significant installation had occurred as of March 31, 2012. Gross profit is not recognized on materials until installation has been completed. Additionally, there were unfavorable cost adjustments recorded in the first quarter of 2012. Gross profit for the product segment was 13.3% for the three months ended March 31, 2012, compared to 11.1% for the three months ended March 31, 2011.

Operating Expenses

Research and Development

Gross research and development expenses were $1.2 million for the quarter ended March 31, 2012, a 32.3% increase from $0.9 million for the quarter ended March 31, 2011. This increase was due to higher project costs as a result of developing IntellitubeTM for the U.S. Navy contract.

Research and development expenses include salaries, contractor and consulting fees, supplies and materials, as well as costs related to other overhead such as depreciation and facilities costs. Research and development costs are expensed as they are incurred.

Total government reimbursements are the combination of revenues and credits from government contracts.

The gross and net research and development expense along with credits from government contracts is shown in the following table (in thousands):

	Three months ended March 31,
	2012	2011
Net Research & Development Expense
Total gross research and development expenses	1,179	891
Cost recovery through cost of sales	(894)	(428)
Cost recovery and other credits	(239)	(198)

Net research and development expense	$46	$265

Sales and Marketing

Sales and marketing expenses were $1.3 million or 24.0% of net sales in the three months ended March 31, 2012, compared to $1.9 million or 35.4% of net sales in the first three months of 2011, a decrease of 34.3%. This decrease is primarily due to lower salary costs, a decrease in new product introduction costs, and lower incentive costs. In the first quarter of 2012, sales and marketing expenses for our product-based business amounted to $0.9 million or 67.7% of total sales and marketing costs, compared to the prior years $1.5 million or 78.5% of total sales and marketing costs.

General and Administrative

General and administrative expenses were 21.7% of net sales, or $1.2 million, in the first quarter of 2012, compared to $ 1.6 million in the first quarter of 2011, or 28.9% of net sales. This decrease in expenses was due to lower amortization of intangible assets from the acquisition of SRC and lower legal fees.

Valuation of Equity Instruments

During the first quarter of 2011, we recognized a non-cash charge of $56 thousand related to the valuation of our common stock upon the issuance of 412,000 shares to Lincoln Park Capital Partners, LLC. No valuation adjustments were made in the first quarter of 2012.

Other Income and Expenses

For the three months ended March 31, 2012 and 2011, interest expense was $0.2 million in each period. In the first quarter of 2012, interest expense represented 2.8% of net sales compared to 3.3% in the first quarter of 2011. Interest expense is primarily related to our debt, which includes the amortization of debt discounts and, in 2012, interest on our line of credit facility. Interest income was $1 thousand in both the first quarter of 2012 and 2011. Interest income consists of interest earned on deposits.

Net Loss

The net loss was $1.9 million for the first quarter of 2012, a decrease of $0.9 million from our net loss of $2.8 million for the first quarter of 2011.

Liquidity and Capital Resources

Cash and Cash Equivalents

At March 31, 2012, our cash and cash equivalents were $1.7 million, compared to $2.1 million at December 31, 2011. The balance at March 31, 2012 includes restricted cash of $72 thousand, compared to $19 thousand of restricted cash at March 31, 2011. The restricted cash relates to funds received from a grant from/for a branch of the United States government. We had $2.3 million in borrowings as of March 31, 2012 and $2.5 million as of December 31, 2011. The net decrease in cash and cash equivalents was $0.4 million for the three months ended March 31, 2012.

Cash (Used in) Provided by Operating Activities

Net cash used in operating activities primarily consists of net losses adjusted by non-cash items, including depreciation, amortization, stock-based compensation, and the effect of changes in working capital. For the three months ended March 31, 2012, net cash used in operating activities was $5.0 million compared to net cash used of $2.8 million in 2011. Cash decreased during 2012 by a net loss of $1.9 million and a net increase in our assets of $1.6 million with a net decrease in liabilities of $2.1 million. Cash decreased in 2011 primarily due to a net loss of $2.8 million.

Cash Used in Investing Activities

Net cash used in investing activities was $12 thousand for the three months ended March 31, 2012 and $0.1million for the same period in 2011, both periods consisting primarily of the purchase of property and equipment.

Cash Provided by Financing Activities

Net cash provided by financing activities was $4.6 million for the three months ended March 31, 2012, compared to $0.4 million for the three months ended March 31, 2011. For the first quarter of 2012, our credit line borrowings provided $0.6 million of cash proceeds and net cash proceeds from stock issuances provided $4.8 million. Between February 29, 2012 and March 2, 2012, we entered into Securities Purchase Agreements with ten investors, under which we sold 19,600,000 units, each of which consists of one share of our common stock, par value $0.0001 per share, and one-half warrant to purchase one share of common stock. The purchase price of each unit was $0.25, based on a formula involving the stock’s 30 day average price prior to February 24, 2012. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $0.54. Each warrant is immediately separable from the unit and immediately exercisable, and expires three years from the date of issuance. We used the proceeds of the offering to retire $0.8 million of debt, which is described herein under the caption “Debt” below, and for working capital purposes. The cash provided for the three months ended March 31, 2011, was primarily due to the issuance of 412,000 shares of our common stock to Lincoln Park Capital Fund, LLC, as described below.

The net decrease in cash of $0.4 million in the first quarter of 2012 was primarily the result of cash used by operating activities, which resulted in an ending cash balance of $1.7 million as of March 31, 2012.

As referenced above, on March 17, 2010, we entered into a Purchase Agreement (the “Purchase Agreement”) with LPC of Chicago, Illinois and issued to them 120,000 shares of our common stock. Under the Purchase Agreement, on May 31, 2010, we sold and issued to LPC, and LPC purchased from us, 360,500 shares of our common stock, together with warrants (“Warrants”) to purchase 350,000 shares at an exercise price of $1.20 per share, for a total consideration of $375,000. The Warrants have a term of five years, were not exercisable until December 1, 2010, and expire on December 1, 2015. Under the Purchase Agreement, LPC has also agreed to purchase up to an additional 3,650,000 shares of our common stock at our option over approximately 25 months. As often as every five (5) business days, we have the right to direct LPC to purchase a calculated number of shares as defined by the terms of the Purchase Agreement. We can suspend purchases or accelerate the number of shares to be purchased at any time. No sales of shares may occur below $1.00 per share. The purchase prices of the shares will be based on the market prices of our shares at the time of sale, as computed under the Agreement without any fixed discount. We may at any time in our sole discretion terminate the Agreement without fee, penalty, or cost upon five business dates notice. In connection with the transactions contemplated by the Purchase Agreement, the Company filed a Registration Statement (the “Registration Statement”) with the U.S. Securities & Exchange Commission (the “SEC”) to register under the Securities Act of 1933, as amended, the shares of common stock associated with this transaction. On July 14, 2010, we received a Notice of Effectiveness from the SEC relating to the Registration Statement. As of December 31, 2010, we sold and issued to LPC, and LPC purchased from us, a total of 705,550 shares of our common stock for a total consideration of $791,000 which was offset by expenses of $139,000. In the first quarter of 2011, we sold and issued to LPC, and LPC purchased from us, a total of 412,000 shares of our common stock for a total consideration of $407,000. Although we retain the right, in our sole discretion, to terminate the agreement without fee, penalty, or cost, we reserve the right to continue to utilize this financing activity for general corporate and working capital purposes and pursuit of our business strategy.

Debt

Credit Facilities

On December 22, 2011, we entered into a $4.5 million revolving line of credit (“credit facility”) with Rosenthal & Rosenthal. The total loan amount available to us under the line of credit is equal to 85% of our net amount of eligible receivables, plus available inventory (the lesser of 50% of the lower of cost or market value of eligible inventory, or $0.3 million). The credit facility is secured by a lien on our domestic assets. The interest rate for borrowing on accounts receivable is 8.5%, on inventories 10.0% and on overdrafts 13.0%. Additionally, there is an annual 1% facility fee on the entire amount of the credit facility, $4.5 million, payable at the beginning of the year. The credit facility is a three year agreement, expiring on December 31, 2014, unless terminated sooner. There are liquidated damages if the credit facility is terminated prior to December 31, 2014, which are based on the maximum credit facility amount then in effect. The damages are: 3% if terminated prior to the first anniversary of the closing date, 2% if terminated prior to the second anniversary of the closing date, and 1% if terminated prior to the third anniversary of the closing date. We are required to comply with certain financial covenants, measured quarterly, including, as defined in the agreement: a tangible net worth amount and a working capital amount. We were in compliance with the financial covenants at March 31, 2012. Borrowings under the revolving line of credit were $1.3 million at March 31, 2012, and are recorded in our Condensed Consolidated Balance Sheets as a current liability under the caption “Credit line borrowings.”

Borrowings

On August 11, 2011, we entered into a Letter of Credit Agreement (“LOC”) with Mark Plush, Chief Financial Officer of our Company, in the amount of $0.3 million. The LOC has a term of 24 months and bears interest at a rate of 12.5% on the face amount. The LOC is collateralized by a cash deposit with an insurance company issuing our contract performance bonds and by 32% of the unpledged stock of Crescent Lighting, Ltd., our subsidiary. As an incentive to enter into the LOC’s, we issued five-year, detached warrants to purchase 125,000 shares of common stock at an exercise price of $0.01 per share. The LOC plan was approved by our shareholders at the Annual Meeting on June 16, 2010.

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

On March 30, 2010, we entered into an agreement with EF Energy Partners LLC (“EF Energy”), an Ohio limited liability company, under which we sold to EF Energy a Secured Subordinated Promissory Note (“Subordinated Note”) for the principal amount of $1.2 million. We secured the full amount of this financing with a pledge of our United States gross accounts receivable and selected capital equipment. This Subordinated Note bears interest at a rate of 12.5%, which is payable quarterly, in arrears, commencing September 30, 2010. The entire outstanding principal balance of this Subordinated Note, together with all accrued interest thereon, is due and payable on March 30, 2013. Additionally, we issued to the eight investors in EF Energy five-year, detached penny warrants ($.01 per share) to purchase shares of our common stock at a rate of 0.2 warrants per dollar of financing, or 230,000 warrants, with an expiration date of March 30, 2015. On December 22, 2011, this agreement was amended by an Inter-creditor Agreement among EF Energy Partners, Rosenthal & Rosenthal and the Company. Per the terms of the Inter-creditor Agreement, we paid $0.9 million of the principal to EF Energy Partners, leaving a principal balance of approximately $0.3 million as of December 31, 2011. On March 30, 2012, the remaining principal due to EF Energy was paid in full. We are not related to EF Energy Partners.

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

On December 29, 2009, and in conjunction with the acquisition of SRC, we entered into Letter of Credit Agreements (“LOC’s”) with John Davenport, President of our Company, and with The Quercus Trust (“Quercus”), for $0.3 million and $0.3 million, respectively. These LOC’s have terms of 24 months and bear interest at a rate of 12.5% on the face amount. The LOC’s are collateralized by a percentage of the capital stock of Crescent Lighting Ltd. (“CLL”) which in turn is based on CLL’s net worth as of November 30, 2009, and is subordinated to the senior indebtedness of the Company and CLL. As an incentive to enter into the LOC’s, we issued five-year, detached warrants to purchase 125,000 and 150,000, respectively, of common stock at an exercise price of $0.01 per share. Our shareholders approved the granting of warrants in association with the bonding support program at the Annual Meeting on June 16, 2010. On December 21, 2011, the LOC with John Davenport was amended to extend the due date of the LOC from December 31, 2011 to a month by month basis as long as interest continued to be earned at 12.5%. The LOC was subsequently paid on March 5, 2012. As of December 31, 2011, we were in default with the LOC with Quercus. On March 2, 2012, the LOC due to Quercus was paid in full.

On May 27, 2009, we entered into an unsecured Promissory Note (“Note”) with Quercus in the amount of $70 thousand. Under the terms of this Note, we are obligated to pay Quercus the principal sum of the Note and interest accruing at a yearly rate of 1.00% in one lump sum payment on or before June 1, 2109. We received these funds on June 9, 2009.

Liquidity

Historically, we have incurred losses attributable to operational performance which has negatively impacted cash flows. As of March 31, 2012, we have an accumulated deficit of $76.8 million. Although management continues to address many of the legacy issues that have historically burdened our financial performance, we still face challenges in order to reach profitability. In order for us to attain profitability and growth, we will need to successfully address these challenges, including the continuation of cost reductions throughout our organization, improvement in gross margins, execution of our marketing and sales plans for our turnkey energy-efficient lighting solutions business, execution of the $23.1 million U.S. Navy supply contract, the development of new technologies into sustainable product lines and continued improvements in our supply chain performance.

We remain optimistic about obtaining the funding necessary to meet on-going tactical and strategic capital requirements, however, there can be no assurances that this objective will be successful. As such, we continue to review and pursue selected external funding sources, if necessary, to execute these objectives including, but not limited to, the following:

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

•	the current environment in capital markets combined with our capital constraints may prevent us from being able to obtain any debt financing,

•	financing may not be available for parties interested in pursuing the acquisition of one or more of our operating units, and

•	additional equity financing may not be available in the current capital environment and could lead to further dilution of shareholder value for current shareholders of record.

Critical Accounting Policies

The preparation of our financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies, and the reported amounts of net sales and expenses in the financial statements. Material differences may result in the amount and timing of net sales and expenses if different judgments or different estimates were utilized. Critical accounting policies, judgments, and estimates which we believe have the most significant impact on our financial statements include, but are not limited to, the establishment of reserves for accounts receivable, sales returns, inventory obsolescence, and warranty claims; the useful lives for property, equipment, and intangible assets; revenues recognized on a percentage-of-completion basis; and stock-based compensation. In addition, estimates and assumptions associated with the determination of fair value of financial instruments and evaluation of goodwill and long-lived assets for impairment requires considerable judgment. For the detailed discussion of the application of policies critical to our business operations, see our Annual Report on Form 10-K for the year ended December 31, 2011.

Recent Accounting Pronouncements

In May 2011, the FASB amended fair value measurement and disclosure guidance to achieve convergence with International Financial Reporting Standards (“IFRS”). The amended guidance modifies the measurement of fair value, clarifies verbiage and changes disclosure or other requirements in U.S. GAAP and IFRS. The guidance is effective during the interim and annual periods beginning on or after December 15, 2011. The adoption of this guidance did not have a material impact on our financial statements.

In June 2011, the FASB issued guidance related to the presentation of comprehensive income. The guidance aims to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Its adoption did not have a material impact on our financial statements.

In September 2011, the FASB amended guidance relating to the goodwill impairment test. The changes are intended to reduce the cost and complexity of the annual test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The revised guidance includes examples of events and circumstances that might indicate that a reporting unit’s fair value is less than its carrying amount. The changes are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We adopted this guidance as stipulated.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2012, we had British pounds sterling-denominated cash valued at $0.3 million held in the United Kingdom, based on the exchange rate at that date. The balances for cash held in the United Kingdom are subject to exchange rate risk. We have a policy of maintaining cash balances in local currency unless an amount of cash is occasionally transferred in order to repay inter-company debts.

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

PART II – OTHER INFORMATION

ITEM 1A. RISK FACTORS

Reference is made to the Risk Factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011 (the “Annual Report”). There have been no significant changes in those risk factors as set forth in the Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Between February 29, 2012 and March 2, 2012, we entered into Securities Purchase Agreements with ten investors, under which we sold 19,600,000 units, each of which consists of one share of our common stock, par value $0.0001 per share, and one-half warrant to purchase one share of common stock, and raised $4.9 million. The purchase price of each unit was $0.25, based on a formula involving the stock’s 30 day average price prior to February 24, 2012. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $0.54. Each warrant is immediately separable from the unit and immediately exercisable, and expires three years from the date of issuance. We plan to use the proceeds of the offering to retire debt and for working capital purposes. Eight of the ten investors are new investors and the largest single investment was $1.0 million.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The information required by this Item is set forth on the Exhibit Index that follows the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY FOCUS, INC.

Date: May 15, 2012	By:	/s/ Joseph G. Kaveski
Joseph G. Kaveski
Chief Executive Officer

	By:	/s/ Mark J. Plush
Mark J. Plush
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Documents

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice President of Finance and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Vice President of Finance and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2012 and 2011, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, (vi) the Notes to Condensed Consolidated Financial Statements.