Form 10-Q
period 2012-06-30
ENERGY FOCUS, INC/DE
filed 2012-08-14
CIK 924168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of July 31, 2012 was 44,541,696.

Item 1.   Financial Statements

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share and per share data)

	June 30, 2012	December 31, 2011
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$627	$2,136
Trade accounts receivable less allowances of $339 and $447, respectively	4,576	2,738
Retainage receivable	397	474
Inventories, net	2,362	2,429
Costs in excess of billings	66	171
Prepaid and other current assets	1,797	881
Total current assets	9,825	8,829

Property and equipment, net	1,898	2,105
Goodwill	672	672
Intangible assets, net	817	1,027
Collateralized assets	1,000	1,000
Other assets	103	145
Total assets	$14,315	$13,778

LIABILITIES
Current liabilities:
Accounts payable	$3,797	$5,653
Accrued liabilities	2,206	1,995
Deferred revenue	1,048	1,373
Billings in excess of costs	505	154
Credit line borrowings	2,064	701
Current maturities of long-term debt	474	855
Total current liabilities	10,094	10,731

Other liabilities	31	71
Acquisition-related contingent liabilities	-	553
Long-term debt	552	955
Total liabilities	10,677	12,310

SHAREHOLDERS' EQUITY
Preferred stock, par value $0.0001 per share: Authorized: 2,000,000 shares in 2012 and 2011 Issued and outstanding: no shares in 2012 and 2011	-	-
Common stock, par value $0.0001 per share: Authorized: 60,000,000 shares in 2012 and 2011 Issued and outstanding: 44,542,000 at June 30, 2012 and 24,913,000 at December 31, 2011	5	1
Additional paid-in capital	80,884	75,962
Accumulated other comprehensive income	431	420
Accumulated deficit	(77,682)	(74,915)
Total shareholders' equity	3,638	1,468
Total liabilities and shareholders' equity	$14,315	$13,778

The accompanying notes are an integral part of these financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands except per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Net sales	$7,672	$8,193	$12,974	$13,653
Cost of sales	5,968	6,645	10,485	10,946
Gross profit	1,704	1,548	2,489	2,707

Operating expenses:
Research and development	(61)	(131)	(15)	134
Sales and marketing	1,390	1,636	2,661	3,571
General and administrative	1,114	1,044	2,268	2,622
Valuation of equity instruments	-	-	-	56
Total operating expenses	2,443	2,549	4,914	6,383
Loss from operations	(739)	(1,001)	(2,425)	(3,676)

Other income (expense):
Other (expense) income	(44)	22	(72)	71
Interest income	-	2	1	3
Interest expense	(114)	(192)	(265)	(375)

Loss before income taxes	(897)	(1,169)	(2,761)	(3,977)

Provision for income taxes	(3)	(4)	(6)	(9)

Net loss	$(900)	$(1,173)	$(2,767)	$(3,986)

Net loss per share - basic and diluted	$(0.02)	$(0.04)	$(0.07)	$(0.16)

Shares used in computing net loss per share - basic and diluted	44,513	24,754	38,067	24,490

The accompanying notes are an integral part of these financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Net loss	$(900)	$(1,173)	$(2,767)	$(3,986)

Other comprehensive income:
Foreign currency translation adjustments	(17)	(18)	11	29
Comprehensive loss	$(917)	$(1,191)	$(2,756)	$(3,957)

The accompanying notes are an integral part of these financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Six months ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(2,767)	$(3,986)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	315	333
Stock-based compensation	104	309
Valuation of equity instruments	-	56
Provision for doubtful accounts receivable	76	23
Amortization of intangible assets	210	325
Amortization of discounts on long-term borrowings and acquisition related liabilities	125	245
Deferred revenue	26	85
Gain on disposal of fixed assets	-	(10)
Changes in assets and liabilities:
Accounts receivable, inventories, and other assets	(2,553)	133
Accounts payable and accrued liabilities	(2,264)	(1,270)
Total adjustments	(3,961)	229
Net cash used in operating activities	(6,728)	(3,757)

Cash flows from investing activities:
Acquisition of property and equipment	(107)	(203)
Proceeds from the sale of property and equipment	-	9
Net cash used in investing activities	(107)	(194)

Cash flows from financing activities:
Proceeds from issuances of common stock, net	4,820	450
Proceeds from other borrowings	-	355
Payments on other borrowings	(861)	(8)
Net proceeds on credit line borrowings	1,363	-
Net cash provided by financing activities	5,322	797

Effect of exchange rate changes on cash	4	16

Net decrease in cash and cash equivalents	(1,509)	(3,138)
Cash and cash equivalents at beginning of period	2,136	4,107
Cash and cash equivalents at end of period	$627	$969

Classification of cash and cash equivalents:
Cash and cash equivalents	$554	$906
Restricted cash held	73	63
Cash and cash equivalents at end of period	$627	$969

The accompanying notes are an integral part of these financial statements.

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
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
JUNE 30, 2012
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

Retainage Receivable

The Company’s solutions-based sales are normally subject to a holdback of a percentage of the sale as retainage.  This holdback is recorded on the Company’s Condensed Consolidated Balance Sheets as “Retainage receivable”.  Retainage is a portion of the total bid price of a project that is held back by the customer until the project is complete and functioning satisfactorily according to the contract terms.  Retainage percentages typically range from 5% to 10% and are collected anywhere from three to eighteen months from the inception of the project.  At June 30, 2012 and December 31, 2011, the Company had a Retainage receivable from its customers totalling $0.4 million and $0.5 million, respectively.

Collateralized Assets

The Company maintains $1.0 million of cash collateral related to its surety bonding program associated with SRC.  This cash is pledged to the surety carrier until such time as the Company is able to provide sufficient alternative means of collateralization satisfactory to the surety carrier.

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

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
 (Unaudited)

A reconciliation of basic and diluted loss per share is provided as follows (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Basic and diluted loss per share:
Net loss	$(900)	$(1,173)	$(2,767)	$(3,986)

Basic and diluted loss per share:
Weighted average shares outstanding	44,513	24,754	38,067	24,490

Basic and diluted net loss per share	$(0.02)	$(0.04)	$(0.07)	$(0.16)

Options and warrants to purchase approximately 15,296,000 and 5,254,000 shares of common stock, were outstanding at June 30, 2012 and 2011, respectively, but were not included in the calculation of diluted net loss per share because their inclusion would have been anti-dilutive.

Stock-Based Compensation

The Company’s stock-based compensation plan is described in detail in its 2011 Form 10-K for the year ended December 31, 2011.  The following table summarizes the Company’s stock-based compensation (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Stock option expense	$46	$73	$104	$96
Executive & Director stock-based compensation	-	53	-	107
Employee incentive stock-based compensation	-	-	-	106
Total stock-based compensation	$46	$126	$104	$309

Total unearned compensation of $0.3 million related to stock options remains at June 30, 2012 compared to $0.4 million at June 30, 2011.  These costs will be charged to expense and amortized on a straight line basis in future periods through the first quarter of 2016.  The weighted average period over which this unearned compensation is expected to be recognized is approximately 1.6 years.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model.  Estimates utilized in the calculation include the expected life of the option, risk-free interest rate, and expected volatility, and are further comparatively detailed as follows:

	Six months ended June 30,
	2012	2011

Fair value of options issued	$0.21	$0.59
Exercise price	$0.39	$1.07
Expected life of option (years)	6.1	6.1
Risk-free interest rate	1.48%	2.40%
Expected volatility	58.05%	56.72%
Dividend yield	0%	0%

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
 (Unaudited)

The Company granted 1,000,000 performance-based stock options during the year ended December 31, 2010. These performance-based stock options are exercisable by the grantees if, and only if, the Company achieves required revenue and cash-flow generation targets as reported in the Company‘s 2010 Form 10-K. Of the 1,000,000 performance-based stock options awarded in 2010, 850,000 stock options were canceled in the first half of 2011 as a result of these defined targets not being achieved during the year ended December 31, 2010.

In addition to the above, the Company granted 615,000 stock options, 115,000 restricted stock options, had stock option exercises of 7,500 shares, and had cancellations of 363,000 stock options for the period ended June 30, 2011.  The Company granted 10,000 stock options and had cancellations of 89,000 stock options for the period ended June 30, 2012.

Product Warranties

The Company warrants finished goods against defects in material and workmanship under normal use and service for periods of one to five years for products and labor.  Settlement costs consist of actual amounts expensed for warranty services which are largely a result of third-party service calls and the costs of replacement products.  A liability for the estimated future costs under product warranties is maintained for products outstanding under warranty and is included in “Accrued liabilities” in the Condensed Consolidated Balance Sheets.  The warranty activity for the respective periods is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Balance at the beginning of the period	$110	$116	$100	$126
Accruals for warranties issued	27	15	58	22
Settlements made during the period (in cash or in kind)	(12)	(31)	(33)	(48)
Balance at the end of the period	$125	$100	$125	$100

NOTE 3.   INVENTORIES

Inventories are stated at the lower of standard cost (which approximates actual cost determined using the first-in, first-out cost method) or market and consist of the following, net of reserves (in thousands):

	June 30, 2012	December 31, 2011

Raw materials	$1,457	$1,517
Finished goods	905	912
Inventories, net	$2,362	$2,429

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
 (Unaudited)

NOTE 4.   PROPERTY AND EQUIPMENT

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets and consists of the following (in thousands):

	June 30, 2012	December 31, 2011

Equipment (useful life 3 - 15 years)	$5,837	$5,831
Tooling (useful life 2 - 5 years)	2,470	2,440
Furniture and fixtures (useful life 5 years)	132	129
Computer software (useful life 3 years)	432	431
Leasehold improvements (the shorter of useful life or lease life)	630	630
Construction in progress	96	27
Property and equipment at cost	9,597	9,488
Less: accumulated depreciation	(7,699)	(7,383)
Property and equipment, net	$1,898	$2,105

NOTE 5.  GOODWILL AND INTANGIBLE ASSETS

The following table summarizes information related to net carrying value of intangible assets (in thousands):

	Amortization Life (in years)	June 30, 2012	December 31, 2011

Goodwill	n/a	$672	$672

Definite-lived intangible assets:
Tradenames	10	375	400
Customer relationships	5	442	627
Total definite-lived intangible assets		817	1,027

Total intangible assets, net		$1,489	$1,699

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
 (Unaudited)

Amortization expense for intangible assets subject to amortization was $0.1 million for the three months ended June 30, 2012, as compared to $0.2 million for the three months ended June 30, 2011.  Amortization expense for the six months ended June 30, 2012 and 2011 was $0.2 million and $0.3 million, respectively.  The Company amortizes Tradenames on a straight-line basis over the estimated useful lives of the intangible assets.  Customer relationships are amortized over their expected useful lives on an accelerated method that approximates the cash flows associated with those relationships.  Based on the carrying value of amortized intangible assets the Company estimates amortization expense for future years to be as follows (in thousands):

Year ending December 31,	Amount
2012 July through December	$210
2013	253
2014	104
2015	50
2016	50
2017 and thereafter	150
Total amortization expense	$817

As of June 30, 2012, the Company had $0.7 million of goodwill recorded on its financial statements related to the acquisition of SRC.

NOTE 6.  CONTRACTS IN PROGRESS

Costs and estimated earnings on contracts in progress as of the periods indicated are summarized in the following table (in thousands):

	June 30, 2012	December 31, 2011
Costs incurred on uncompleted contracts	$6,772	$3,193
Estimated earnings	1,729	855
Total revenues	8,501	4,048
Less: billings to date	8,940	4,031
Total	$(439)	$17

Balance sheet classification:
Costs in excess of billings on uncompleted contracts	$66	$171
Billings in excess of costs on uncompleted contracts	(505)	(154)
Total	$(439)	$17

NOTE 7.   DEBT

Credit Facilities

On December 22, 2011, the Company entered into a $4.5 million revolving line of credit (“credit facility”) with Rosenthal & Rosenthal.  The total loan amount available to the Company under the line of credit is equal to 85% of its net amount of eligible receivables, plus available inventory (the lesser of 50% of the lower of cost or market value of eligible inventory, or $0.3 million).  The credit facility is secured by a lien on the domestic assets of the Company.  The interest rate for borrowing on accounts receivable is 8.5%, on inventories 10.0% and on overdrafts 13.0%.  Additionally, there is an annual 1% facility fee on the entire amount of the credit facility, $4.5 million, payable at the beginning of the year.  The credit facility is a three year agreement, expiring on December 31, 2014, unless terminated sooner.  There are liquidated damages if the credit facility is terminated prior to December 31, 2014, which are based on the maximum credit facility amount then in effect.  The damages are:  3% if terminated prior to the first anniversary of the closing date, 2% if terminated prior to the second anniversary of the closing date, and 1% if terminated prior to the third anniversary of the closing date.  The Company is required to comply with certain financial covenants, measured quarterly, including, as defined in the agreement:  a tangible net worth amount and a working capital amount.  The Company was in compliance with the financial covenants at June 30, 2012.  Borrowings under the revolving line of credit were $2.1 million at June 30, 2012, and are recorded in the Company’s Condensed Consolidated Balance Sheets as a current liability under the caption “Credit line borrowings.”

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
 (Unaudited)

The Company maintained a British pounds sterling-denominated bank overdraft facility with Lloyds Bank Plc through its United Kingdom subsidiary in the amount of £100,000, which had been renewed on an annual basis in May.  However, in May of 2012, this facility was not been renewed.  The interest rate on the facility at December 31, 2011 was 3.60%, and there were no borrowing against it at that time.

Borrowings

The components of the Company’s debt at June 30, 2012 and December 31, 2011 were as follows (in thousands):

	June 30, 2012	December 31, 2011
Letter of Credit Agreement - Mark Plush	$250	250
Cognovit Note - Keystone Ruby, LLC	300	325
Secured Subordinated Promissory Note - EF Energy Partners LLC	-	287
Convertible Promissory Note - TLC Investments LLC	500	500
Letter of Credit Agreement - John Davenport	-	250
Letter of Credit Agreement - Quercus Trust	-	300
Unsecured Promissory Note - Quercus Trust	70	70
Discounts on long-term debt, net of discounts	(94)	(172)

Subtotal	1,026	1,810

Less: Current maturies of long-term debt	(474)	(855)

Long-term debt	$552	$955

For a full description of the Company’s debt financing, reference is made to Note 10 of the Company’s 2011 Form 10-K.

Future maturities of remaining borrowings are (in thousands):

Year ending December 31,	Debt
2012 July through December	$25
2013	803
2014	59
2015	65
2016	72
2017 and thereafter	96
Gross long-term borrowings	1,120
Less: discounts on long-term borrowings	(94)
Total commitment, net	1,026

Less: portion classified as current	(474)
Long-term borrowings, net	$552

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(Unaudited)

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

The following summarizes the Company’s reportable segment data for periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Solutions:
Net sales	$2,105	$3,344	$3,745	$5,946
Cost of sales	1,678	2,947	3,240	5,000
Gross profit	427	397	505	946
Operating expenses:
Sales and marketing	370	372	684	721
General and administrative	164	238	314	475
Total operating expenses	534	610	998	1,196
Segment loss	$(107)	$(213)	$(493)	$(250)

Products:
Net sales	$5,567	$4,849	$9,229	$7,707
Cost of sales	4,290	3,698	7,245	5,946
Gross profit	1,277	1,151	1,984	1,761
Operating expenses (income):
Research and development	(61)	(131)	(15)	134
Sales and marketing	890	1,213	1,751	2,732
General and administrative	61	66	142	172
Total operating expenses	890	1,148	1,878	3,038
Segment income (loss)	$387	$3	$106	$(1,277)

Reconciliation of segment income (loss) to net loss:
Segment income (loss):
Solutions	$(107)	$(213)	$(493)	$(250)
Products	387	3	106	(1,277)
Total segment income (loss)	280	(210)	(387)	(1,527)
Operating expenses:
Sales and marketing	130	51	226	118
General and administrative	889	740	1,812	1,975
Valuation of equity instruments	-	-	-	56
Total operating expenses	1,019	791	2,038	2,149
Other expense	(158)	(168)	(336)	(301)
Loss before income taxes	(897)	(1,169)	(2,761)	(3,977)
Provision for income taxes	(3)	(4)	(6)	(9)
Net loss	$(900)	$(1,173)	$(2,767)	$(3,986)

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
 (Unaudited)

The following table provides additional business unit gross profitability detail for the Company’s product-based business segment for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Products segment net sales:
Pool and commercial products	$4,905	$3,674	$7,195	$6,022
Government products/R&D services	662	1,175	2,034	1,685
Total products segment net sales	5,567	4,849	9,229	7,707

Products segment cost of sales:
Pool and commercial products	3,554	2,564	5,185	4,364
Government products/R&D services	736	1,134	2,060	1,582
Total products segment cost of sales	4,290	3,698	7,245	5,946

Products segment gross profit (loss):
Pool and commercial products	1,351	1,110	2,010	1,658
Government products/R&D services	(74)	41	(26)	103
Total products segment gross profit	$1,277	$1,151	$1,984	$1,761

A geographic summary of net sales is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

United States	$6,937	$6,960	$11,724	$11,513
International	735	1,233	1,250	2,140
Net sales	$7,672	$8,193	$12,974	$13,653

A geographic summary of long-lived assets, which consists of fixed assets, goodwill, and intangible assets, is as follows (in thousands):

	June 30, 2012	December 31, 2011
United States	$3,328	$3,747
International	59	57
Long-lived assets, net	$3,387	$3,804

NOTE 9.   INCOME TAXES

At June 30, 2012, the Company has recorded a full valuation allowance against its deferred tax asset in the United States, due to uncertainties related to the Company’s ability to utilize its deferred tax assets, primarily consisting of certain net operating losses carried forward.  The valuation allowance is based upon the Company’s estimates of taxable income by jurisdiction and the period over which its deferred tax assets will be recoverable.

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
 (Unaudited)

NOTE 10.   COMMITMENTS AND CONTINGENCIES

In connection with the acquisition of SRC in December 2010, the Company recorded a performance-related contingent obligation related to a 2.5% payout payable over 42 months commencing January 1, 2010 and based upon the fair value of projected annual billings of the acquired business, and a $0.5 million fee if the market price of the Company’s common stock is not equal to or greater than $2.00 per share for at least twenty trading days between June 30, 2010 and June 30, 2013.  The Company accrued for each of these contingent liabilities at their respective fair values at the time of the acquisition. For the three and six months ended June 30, 2012, the Company paid $54 thousand and $0.1 million, respectively, relating to the 2.5% payout.  For the three and six months ended June 30, 2011, the Company paid $0.1 million and $0.2 million, respectively, relating to the payout.

In the fourth quarter of 2011, the Company reassessed the carrying value of the contingent liability related to the 2.5% payout and, based upon revised projected future billings, subsequently recorded a reduction to the contingent liability of $0.4 million.  At June 30, 2012, the Company has recorded a current liability related to these contingent obligations of $0.9 million, which is recorded under the caption “Accrued liabilities” in its Condensed Consolidated Balance Sheets.

NOTE 11.   RELATED PARTY TRANSACTIONS

On December 29, 2009, and in conjunction with the acquisition of SRC, the Company entered into Letter of Credit Agreements (“LOC’s”) with John Davenport, President of the Company, and with Quercus, for $0.3 million each.  In March 2012, both of these LOC’s were paid in full.  Additionally, on August 11, 2011, the Company entered into a LOC agreement with Mark Plush, Chief Financial Officer of the Company, for $0.3 million.  For a full description of the terms of these LOC’s, reference is made to Note 10 of the Company’s 2011 Form 10-K.

The former Vice President of SRC, who resigned on December 31, 2011, is a minority owner in TLC Investments, LLC (“TLC”), a Tennessee limited liability company, as well as in Woodstone Energy, LLC (“Woodstone”), a Tennessee limited liability company, both of which are located in Nashville, Tennessee.

SRC renders lighting design and lighting solution services to these parties within the scope of their ordinary business activities.  Conversely, these parties, operating as electrical subcontractors, provide installation support services to SRC as part of their normal business.  During the three and six months ended June 30, 2011, the Company recorded revenue of $0.5 million and $0.8 million, respectively.  The receivable from these parties, including retainage, was $0.4 million at December 31, 2011.  Subcontractor installation support services provided by these parties totaled $2.5 million in the second quarter of 2011, and $4.1 million for the first half of 2011.  The payable to these parties was $1.2 million at December 31, 2011.

With the acquisition of SRC, the Company entered into an agreement with the seller, TLC, whereby, SRC would be guaranteed a profit percentage of 25% on certain projects which were begun prior to the acquisition or were out for bid at the time the acquisition occurred on December 31, 2009.  During 2012, a small number of SRC projects continue to be subject to this guarantee, as the majority of these projects have been completed.

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

On December 31, 2009, the Company issued to Woodstone, warrants to purchase up to 600,000 shares of the Company’s common stock at an original exercise price of $0.65 per share, later re-priced to $0.49 during the first quarter of 2012, and with a term ending on December 31, 2014.  The warrants become exercisable only if SRC receives from Woodstone firm contracts or purchase orders for at least $10.0 million by June 30, 2013.  The warrants vest in two tranches: 400,000 shares when contracts or purchase orders between SRC and Woodstone reach $10.0 million and an additional 200,000 shares when contracts or purchase orders between SRC and Woodstone reach an additional $5.0 million.  As of June 30, 2012, warrants to purchase 400,000 shares of the Company’s common stock have vested but have not been exercised.

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
 (Unaudited)

The Company, in the agreement for the acquisition of SRC, provided for payment of a management fee of 8% in support of billings, on projects that were pending at the date of acquisition, for which TLC provided installation support services.  For the first three and six months ended June 30, 2011, SRC incurred $0.2 million and $0.3 million of management fees, respectively.

NOTE 12.   SHAREHOLDERS EQUITY

Between February 29, 2012 and March 2, 2012, the Company entered into Securities Purchase Agreements with ten investors, under which it sold 19,600,000 units, each of which consists of one share of the Company’s common stock, par value $0.0001 per share, and one-half warrant to purchase one share of common stock, and raised $4.9 million.  The purchase price of each unit was $0.25, based on a formula involving the stock’s 30 day average price prior to February 24, 2012.  Each warrant entitles the holder to purchase one share of common stock at an exercise price of $0.54.  Each warrant is immediately separable from the unit and immediately exercisable, and expires three years from the date of issuance.  The Company used the proceeds of the offering to retire debt and for working capital purposes.  Eight of the ten investors are new investors and the largest single investment was $1.0 million.

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

Results of Operations

The following table sets forth the percentage of net sales represented by certain items reflected on our Consolidated Statements of Operations for the following periods:

	Three months ended June 30,				Six months ended June 30,
	2012		2011		2012		2011

Net sales	100.0%		100.0%		100.0%		100.0%
Cost of sales	77.8		81.1		80.8		80.2
Gross profit	22.2		18.9		19.2		19.8

Operating expenses (income):
Research and development	(0.8)		(1.6)		(0.1)		1.0
Sales and marketing	18.1		20.0		20.5		26.1
General and administrative	14.5		12.7		17.5		19.2
Valuation of equity instruments	-		-		-		0.4
Total operating expenses	31.8		31.1		37.9		46.7
Loss from operations	(9.6)		(12.2)		(18.7)		(26.9)

Other income (expense):
Other (expense) income	(0.6)		0.3		(0.6)		0.5
Interest expense, net	(1.5)		(2.3)		(2.0)		(2.7)

Loss before income taxes	(11.7)		(14.2)		(21.3)		(29.1)

Provision for income taxes	(0.0)		(0.1)		(0.0)		(0.1)

Net loss	(11.7	) %	(14.3	) %	(21.3	) %	(29.2	) %

Net Sales

Our sales breakdown by business segment are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Solutions:
Net sales - solutions	$2,105	$3,344	$3,745	$5,946

Products:
Net sales - pool and commercial	4,905	3,674	7,195	6,022
Net sales - government products/R&D services	662	1,175	2,034	1,685
Total net sales - product segment	5,567	4,849	9,229	7,707

Total net sales	$7,672	$8,193	$12,974	$13,653

Total net sales of $7.7 million and $13.0 million for the three and six months ended June 30, 2012, decreased 6 percent and 5 percent, respectively, from the same periods last year.  The decline was due to lower net sales in the solutions segment, for the three and six months ended June 30, 2012, which was partially offset by a 15 percent and a 20 percent increase in products segment sales from the prior year’s three and six months, respectively.  Solutions sales decreased primarily as a result of lower sales at a major customer.  Sales for the products segment increased primarily as a result of higher U.S. sales for pool and commercial products. Our solutions segment backlog at June 30, 2012 and 2011was $1.0 million and $1.7 million, respectively.

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

Gross Profit

Total gross profit was $1.7 million, 22.2 percent of net sales, for the three months ended June 30, 2012 compared to $1.5 million, 18.9 percent of net sales, for the three months ended June 30, 2011.  The $0.2 million increase in gross profit was primarily the result of an improvement in the solutions segment gross margins, 20.3 percent compared to the prior year’s comparable period of 11.9 percent.  Additionally, the products segment net sales were a higher percentage of total sales and that segment has higher gross margins than the solutions segment.  Gross profit for the products segment was 22.9 percent of net sales for the three months ended June 30, 2012 compared to 23.7 percent for the three months ended June 30, 2011.  Total gross profit for the six months ended June 30, 2012 was $2.5 million, 19.2 percent of net sales, compared to $2.7 million, 19.8 percent of net sales, for the prior year’s comparable period.  The decrease in gross margins was due primarily to lower net sales, $2.2 million, in the solutions segment.  This was partially offset by a $1.5 million net sales increase in the products segment.  Gross profit margins for the solutions segment was 13.5 percent of net sales and 15.9 percent of net sales for the six months ended June 30, 2012 and June 30, 2011, respectively.  Gross profit margins for the products segment was 21.5 percent of net sales for the six months ended June 30, 2012, compared to 22.8 percent of net sales for last year’s comparable period.

Operating Expenses

Research and Development

Gross research and development expenses were $0.7 million for the three months ended June 30, 2012, a 39 percent decrease from $1.2 million for the three months ended June 30, 2011.  The decrease was due primarily to lower project related expenses.  For the six months ended June 30, 2012, gross research and development expenses were $1.9 million compared to $2.1 million for the prior year’s comparable period.

Research and development expenses include salaries, contractor and consulting fees, supplies and materials, as well as costs related to other overhead such as depreciation and facilities costs.  Research and development costs are expensed as they are incurred.

Total government reimbursements are the combination of revenues and credits from government contracts.

The gross and net research and development expense along with credits from government contracts is shown in the following table (in thousands):

	Three months ended June 30,		Six months ended June 30,
Net Research & Development Expense	2012	2011	2012	2011

Total gross research and development expenses	709	1,160	1,888	2,051
Cost recovery through cost of sales	(500)	(675)	(1,394)	(1,103)
Cost recovery and other credits	(270)	(616)	(509)	(814)
Net research and development expense	$(61)	$(131)	$(15)	$134

Sales and Marketing

Sales and marketing expenses were $1.4 million or 18.1 percent of net sales in the three months ended June 30, 2012, compared to $1.6 million or 20.0 percent of net sales in last year’s comparable period, a decrease of 15 percent.  The decrease is due to lower salary costs, and lower discretionary spending.  For the six months ended June 30, 2012, sales and marketing expenses were $2.7 million, a 25 percent decrease from the prior year’s six month period.  The decrease was due primarily to lower salaries, lower commission expense and lower discretionary spending.

General and Administrative

General and administrative expenses were $1.1 million, 14.5 percent of net sales, for the three months ended June 30, 2012 compared to $1.0 million, 12.7 percent of net sales for the three months ended June 30, 2011.  For the six months ended June 30, 2012, general and administrative expenses were $2.3 million compared to $2.6 million in last year’s comparable period, a 14 percent decrease.  The decrease was due to lower amortization expense, legal fees and directors fees.

Valuation of Equity Instruments

During the first quarter of 2011, we recognized a non-cash charge of $56 thousand related to the valuation of our common stock upon the issuance of 412,000 shares to Lincoln Park Capital Partners, LLC.  No valuation adjustments were made in 2012.

Other Income and Expenses

For the three months ended June 30, 2012 and 2011, interest expense was $0.1 million and $0.2 million, respectively.  For the six months ended June 30, 2012 and 2011, interest expense was $0.3 million and $0.4 million, respectively.  Interest expense is primarily related to our debt, which includes the amortization of debt discounts and, in 2012, interest on our line of credit facility.

Net Loss

For the three months ended June 30, 2012 and 2011, the net loss was $0.9 million and $1.2 million, respectively.  For the six months ended June 30, 2012, we recorded a net loss of $2.8 million, compared $4.0 million in last year’s comparable period; a $1.2 million improvement on $0.7 million lower sales.

Liquidity and Capital Resources

Cash and Cash Equivalents

At June 30, 2012, our cash and cash equivalents were $0.6 million, compared to $2.1 million at December 31, 2011; a decrease of $1.5 million.  The balance at June 30, 2012 includes restricted cash of $73 thousand, compared to $19 thousand of restricted cash at December 31, 2011.  The restricted cash relates to funds received from a grant from/for a branch of the United States government.  We had $3.1 million in total borrowings as of June 30, 2012 and $2.5 million as of December 31, 2011.

Cash Used in Operating Activities

For the six months ended June 30, 2012, net cash used in operating activities was $6.7 million compared to net cash used of $3.8 million in 2011.  Cash used in operating activities primarily consists of net losses adjusted for non-cash items, including depreciation, amortization, and stock-based compensation; and the effect of changes in working capital.

Cash Used in Investing Activities

Net cash used in investing activities was $0.1 million for the six months ended June 30, 2012, and $0.2 million for the same period in 2011, and consisted primarily of the purchase of property and equipment.

Cash Provided by Financing Activities

Net cash provided by financing activities was $5.3 million for the six months ended June 30, 2012, compared to $0.8 million for the six months ended June 30, 2011.  For the six months ended June 30, 2012, our credit line borrowings provided $1.4 million of cash proceeds, and net cash proceeds from stock issuances provided $4.8 million.  Between February 29, 2012 and March 2, 2012, we entered into Securities Purchase Agreements with ten investors, under which we sold 19,600,000 units, each of which consists of one share of our common stock, par value $0.0001 per share, and one-half warrant to purchase one share of common stock.  The purchase price of each unit was $0.25, based on a formula involving the stock’s 30 day average price prior to February 24, 2012.  Each warrant entitles the holder to purchase one share of common stock at an exercise price of $0.54.  Each warrant is immediately separable from the unit and immediately exercisable, and expires three years from the date of issuance.  We used the proceeds of the offering to retire $0.9 million of debt and for working capital purposes.  The cash provided for the six months ended June 30, 2011, was primarily due to the issuance of 412,000 shares of our common stock to Lincoln Park Capital Fund, LLC.  For details of the Lincoln Park Capital Fund, LLC Purchase Agreement, reference is made to Note 12, Shareholders’ Equity, of the Company’s Form 10-K.  The agreement with Lincoln Park Capital, LLC expired as of July 23, 2012, by the terms of the Purchase Agreement.

Debt

Credit Facilities

On December 22, 2011, we entered into a $4.5 million revolving line of credit (“credit facility”) with Rosenthal & Rosenthal.  The total loan amount available to us under the line of credit is equal to 85% of our net amount of eligible receivables, plus available inventory (the lesser of 50% of the lower of cost or market value of eligible inventory, or $0.3 million).  The credit facility is secured by a lien on our domestic assets.  The interest rate for borrowing on accounts receivable is 8.5%, on inventories 10.0% and on overdrafts 13.0%.  Additionally, there is an annual 1% facility fee on the entire amount of the credit facility, $4.5 million, payable at the beginning of the year.  The credit facility is a three year agreement, expiring on December 31, 2014, unless terminated sooner.  There are liquidated damages if the credit facility is terminated prior to December 31, 2014, which are based on the maximum credit facility amount then in effect.  The damages are:  3% if terminated prior to the first anniversary of the closing date, 2% if terminated prior to the second anniversary of the closing date, and 1% if terminated prior to the third anniversary of the closing date.  We are required to comply with certain financial covenants, measured quarterly, including, as defined in the agreement:  a tangible net worth amount and a working capital amount.  We were in compliance with the financial covenants at June 30, 2012.  Borrowings under the revolving line of credit were $2.1 million at June 30, 2012, and $0.7 million at December 31, 2011, and are recorded in our Condensed Consolidated Balance Sheets as a current liability under the caption “Credit line borrowings.”

Borrowings

Long-term debt, including current maturities, totaled $1.0 million at June 30, 2012 and $1.9 million at December 31, 2011.  The change in long-term debt resulted from $861 thousand in payments and $77 thousand from the amortization of discounts on long-term debt.  We were able to pay down debt with the proceeds from the Securities Purchase Agreement described in the “Cash Provided by Financing Activities” section above.

For details of a full description of the Company’s debt financing, reference is made to Note 10 of the Company’s 2011 Form 10-K.

Liquidity

Historically, we have incurred losses attributable to operational performance which has negatively impacted cash flows.  As of June 30, 2012, we have an accumulated deficit of $77.7 million.  Although management continues to address many of the legacy issues that have historically burdened our financial performance, we still face challenges in order to reach profitability.  In order for us to attain profitability and growth, we will need to successfully address these challenges, including the continuation of cost reductions throughout our organization, improvement in gross margins, execution of our marketing and sales plans for our turnkey energy-efficient lighting solutions business, execution of the $23.1 million U.S. Navy supply contract, the development of new technologies into sustainable product lines and continued improvements in our supply chain performance.

We remain optimistic about obtaining the funding necessary to meet on-going tactical and strategic capital requirements; however, there can be no assurances that this objective will be successful.  As such, we continue to review and pursue selected external funding sources, if necessary, to execute these objectives including, but not limited to, the following:

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2012, we had British pounds sterling-denominated cash valued at $0.2 million held in the United Kingdom, based on the exchange rate at that date.  The balances for cash held in the United Kingdom are subject to exchange rate risk.  We have a policy of maintaining cash balances in local currency unless an amount of cash is occasionally transferred in order to repay inter-company debts.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Between February 29, 2012 and March 2, 2012, we entered into Securities Purchase Agreements with ten investors, under which we sold 19,600,000 units, each of which consists of one share of our common stock, par value $0.0001 per share, and one-half warrant to purchase one share of common stock, and raised $4.9 million. The purchase price of each unit was $0.25, based on a formula involving the stock’s 30 day average price prior to February 24, 2012.  Each warrant entitles the holder to purchase one share of common stock at an exercise price of $0.54.  Each warrant is immediately separable from the unit and immediately exercisable, and expires three years from the date of issuance.  We used the proceeds of the offering to retire debt and for working capital purposes.  Eight of the ten investors are new investors and the largest single investment was $1.0 million.  During the third quarter of 2012, the Company registered the shares by filing an S-1 Registration Statement that was effective on August 13, 2012.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The information required by this Item is set forth on the Exhibit Index that follows the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY FOCUS, INC.

Date: August 14, 2012	By:	/s/ Joseph G. Kaveski
Joseph G. Kaveski
Chief Executive Officer

	By:	/s/ Mark J. Plush
Mark J. Plush
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Documents

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Vice President of Finance and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Vice President of Finance and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2012 and 2011, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, (vi) the Notes to Condensed Consolidated Financial Statements.

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.