Form 10-Q
period 2012-09-30
ENERGY FOCUS, INC/DE
filed 2012-11-14
CIK 924168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in ule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of October 31, 2012 was 44,541,696.

Item 1.   Financial Statements

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share and per share data)

	September 30, 2012	December 31, 2011
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$380	$2,136
Trade accounts receivable less allowances of $321 and $447, respectively	4,193	2,738
Retainage receivable	91	474
Inventories, net	2,364	2,429
Costs in excess of billings	45	171
Prepaid and other current assets	1,226	881
Total current assets	8,299	8,829

Property and equipment, net	1,787	2,105
Goodwill	672	672
Intangible assets, net	713	1,027
Collateralized assets	1,000	1,000
Other assets	86	145
Total assets	$12,557	$13,778

LIABILITIES
Current liabilities:
Accounts payable	$3,591	$5,653
Accrued liabilities	3,045	1,995
Deferred revenue	539	1,373
Billings in excess of costs	221	154
Credit line borrowings	1,330	701
Current maturities of long-term debt	731	855
Total current liabilities	9,457	10,731

Other liabilities	31	71
Acquisition-related contingent liabilities	-	553
Long-term debt	307	955
Total liabilities	9,795	12,310

SHAREHOLDERS' EQUITY
Preferred stock, par value $0.0001 per share:
Authorized: 2,000,000 shares in 2012 and 2011 Issued and outstanding: no shares in 2012 and 2011	-	-
Common stock, par value $0.0001 per share:
Authorized: 100,000,000 shares in 2012 and 60,000,000 shares in 2011 Issued and outstanding: 44,542,000 at September 30, 2012 and 24,913,000 at December 31, 2011	4	1
Additional paid-in capital	80,911	75,962
Accumulated other comprehensive income	457	420
Accumulated deficit	(78,610)	(74,915)
Total shareholders' equity	2,762	1,468
Total liabilities and shareholders' equity	$12,557	$13,778

The accompanying notes are an integral part of these financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands except per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Net sales	$7,904	$6,046	$20,878	$19,699
Cost of sales	5,945	4,831	16,430	15,777
Gross profit	1,959	1,215	4,448	3,922

Operating expenses:
Research and development	102	(278)	87	(144)
Sales and marketing	1,423	1,524	4,084	5,095
General and administrative	1,211	1,212	3,479	3,834
Valuation of equity instruments	-	-	-	56
Total operating expenses	2,736	2,458	7,650	8,841
Loss from operations	(777)	(1,243)	(3,202)	(4,919)

Other income (expense):
Other (expense) income	(26)	(6)	(98)	65
Interest income	-	-	1	3
Interest expense	(123)	(206)	(388)	(581)

Loss before income taxes	(926)	(1,455)	(3,687)	(5,432)

Provision for income taxes	(2)	(4)	(8)	(13)

Net loss	$(928)	$(1,459)	$(3,695)	$(5,445)

Net loss per share - basic and diluted	$(0.02)	$(0.06)	$(0.09)	$(0.22)

Shares used in computing net loss per share - basic and diluted	44,542	24,845	40,241	24,610

The accompanying notes are an integral part of these financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Net loss	$(928)	$(1,459)	$(3,695)	$(5,445)

Other comprehensive income:
Foreign currency translation adjustments	26	(27)	37	2
Comprehensive loss	$(902)	$(1,486)	$(3,658)	$(5,443)

The accompanying notes are an integral part of these financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(3,695)	$(5,445)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	478	463
Stock-based compensation	146	384
Valuation of equity instruments	-	56
Provision for doubtful accounts receivable	104	45
Amortization of intangible assets	314	487
Amortization of discounts on long-term borrowings and acquisition related liabilities	180	375
Deferred revenue	(766)	70
Gain on disposal of fixed assets	-	(10)
Changes in assets and liabilities:
Accounts receivable, inventories, and other assets	(1,274)	2,512
Accounts payable and accrued liabilities	(1,655)	(1,625)
Total adjustments	(2,473)	2,757
Net cash used in operating activities	(6,168)	(2,688)

Cash flows from investing activities:
Acquisition of property and equipment	(159)	(222)
Proceeds from the sale of property and equipment	-	9
Net cash used in investing activities	(159)	(213)

Cash flows from financing activities:
Proceeds from issuances of common stock, net	4,805	450
Proceeds from other borrowings	-	250
Payments on other borrowings	(873)	(18)
Net proceeds on credit line borrowings	629	-
Net cash provided by financing activities	4,561	682

Effect of exchange rate changes on cash	10	2

Net decrease in cash and cash equivalents	(1,756)	(2,217)
Cash and cash equivalents at beginning of period	2,136	4,107
Cash and cash equivalents at end of period	$380	$1,890

Classification of cash and cash equivalents:
Cash and cash equivalents	$353	$1,803
Restricted cash held	27	87
Cash and cash equivalents at end of period	$380	$1,890

Supplemental Information - Non-cash financing activities
Cognovit promissory note for past due rent		$355

The accompanying notes are an integral part of these financial statements.

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
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
SEPTEMBER 30, 2012
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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, Fair Value Measurement, amending ASC Topic 820, which eliminates terminology differences between U.S. generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards (“IFRS”) on the measurement of fair value and related fair value disclosures. While largely consistent with existing fair value measurement principles and disclosures, the changes were made as part of the continuing efforts to converge GAAP and IFRS. The adoption of this guidance was effective for interim and annual periods beginning after December 15, 2011, and its adoption did not have a material impact on the financial statements of the Company.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income, amending ASC Topic 220.  Under ASU 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The guidance was issued to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Its adoption did not have a material impact on the Company’s financial statements.

In July 2012, the FASB issued ASU 2012-02, Intangibles — Goodwill and Other, amending ASC Topic 350. Under the revised guidance, entities testing indefinite-lived intangible assets for impairment have the option of performing a qualitative assessment before calculating fair value.  If entities determine, on the basis of qualitative factors, that it is more likely than not that the fair value of the indefinite-lived intangible is less than the carrying amount, the fair value calculation would be required.  The ASU also requires that the same qualitative factors be considered when determining whether an interim impairment evaluation is necessary.  The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted.  The adoption of this guidance is not expected to have a material effect on our financial statements.

Retainage Receivable

The Company’s solutions-based sales are normally subject to a holdback of a percentage of the sale as retainage.  This holdback is recorded on the Company’s Condensed Consolidated Balance Sheets as “Retainage receivable”.  Retainage is a portion of the total bid price of a project that is held back by the customer until the project is complete and functioning satisfactorily according to the contract terms.  Retainage percentages typically range from 5% to 10% and are collected anywhere from three to eighteen months from the inception of the project.  At September 30, 2012 and December 31, 2011, the Company had a Retainage receivable from its customers totaling $91 thousand and $474 thousand, respectively.

Collateralized Assets

The Company maintains $1.0 million of cash collateral related to its surety bonding program associated with SRC.  This cash is pledged to the surety carrier until such time as the Company is able to provide sufficient alternative means of collateralization satisfactory to the surety carrier.

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
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

A reconciliation of basic and diluted loss per share is provided as follows (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Basic and diluted loss per share:
Net loss	$(928)	$(1,459)	$(3,695)	$(5,445)

Basic and diluted loss per share:
Weighted average shares outstanding	44,542	24,845	40,241	24,610

Basic and diluted net loss per share	$(0.02)	$(0.06)	$(0.09)	$(0.22)

Options and warrants to purchase approximately 15,283,000 and 5,804,000 shares of common stock, were outstanding at September 30, 2012 and 2011, respectively, but were not included in the calculation of diluted net loss per share because their inclusion would have been anti-dilutive.

Stock-Based Compensation

The Company’s stock-based compensation plan is described in detail in its 2011 Form 10-K for the year ended December 31, 2011.  The following table summarizes the Company’s stock-based compensation (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Stock option expense	$42	$75	$146	$171
Executive & Director stock-based compensation	-	-	-	107
Employee incentive stock-based compensation	-	-	-	106
Total stock-based compensation	$42	$75	$146	$384

Total unearned compensation of $241 thousand related to stock options remains at September 30, 2012 compared to $452 thousand at September 30, 2011.  These costs will be charged to expense and amortized on a straight line basis in future periods through the third quarter of 2016.  The weighted average period over which this unearned compensation is expected to be recognized is approximately 1.1 years.

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
 (Unaudited)

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model.  Estimates utilized in the calculation include the expected life of the option, risk-free interest rate, and expected volatility, and are further comparatively detailed as follows:

	Nine months ended September 30,
	2012	2011

Fair value of options issued	$0.15	$0.45
Exercise price	$0.27	$0.83
Expected life of option (years)	5.6	6.1
Risk-free interest rate	0.82%	2.14%
Expected volatility	59.00%	56.39%
Dividend yield	0%	0%

Option activity under the Company’s stock plans during the nine months ended September 30, 2012 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractural Term (in Years)
Outstanding as of December 31, 2011	2,318,498	$2.28
Granted	120,000	$0.27
Exercised	-	$-
Cancelled/forfeited	(212,248)	$2.52
Outstanding as of September 30, 2012	2,226,250	$2.17	7.0
Exercisable as of September 30, 2012	1,394,611	$3.02	6.1

At the 2012 Annual Meeting of Shareholders held on July 25, 2012, the shareholders approved an increase in the total number of shares of common stock that may be awarded under the 2008 Incentive Stock Plan from 3,000,000 shares to 5,000,000 shares.  Additionally, the shareholders approved an increase in the total number of shares of common stock that may be issued under the 1994 Employee Stock Purchase Plan from 400,000 to 600,000.

Product Warranties

The Company warrants finished goods against defects in material and workmanship under normal use and service for periods generally between one and five years for products and labor.  Settlement costs consist of actual amounts expensed for warranty services which are largely a result of third-party service calls and the costs of replacement products.  A liability for the estimated future costs under product warranties is maintained for products outstanding under warranty and is included in “Accrued liabilities” in the Condensed Consolidated Balance Sheets.  The warranty activity for the respective periods is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Balance at the beginning of the period	$125	$100	$100	$126
Accruals for warranties issued	52	23	110	45
Settlements made during the period (in cash or in kind)	(18)	(23)	(51)	(71)
Balance at the end of the period	$159	$100	$159	$100

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
 (Unaudited)

NOTE 3.   INVENTORIES

Inventories are stated at the lower of standard cost (which approximates actual cost determined using the first-in, first-out cost method) or market and consist of the following, net of reserves (in thousands):

	September 30, 2012	December 31, 2011

Raw materials	$1,446	$1,517
Finished goods	918	912
Inventories, net	$2,364	$2,429

NOTE 4.   PROPERTY AND EQUIPMENT

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets and consists of the following (in thousands):

	September 30, 2012	December 31, 2011

Equipment (useful life 3 - 15 years)	$5,847	$5,831
Tooling (useful life 2 - 5 years)	2,481	2,440
Furniture and fixtures (useful life 5 years)	132	129
Computer software (useful life 3 years)	462	431
Leasehold improvements (the shorter of useful life or lease life)	632	630
Construction in progress	110	27
Property and equipment at cost	9,664	9,488
Less: accumulated depreciation	(7,877)	(7,383)
Property and equipment, net	$1,787	$2,105

NOTE 5.  GOODWILL AND INTANGIBLE ASSETS

The following table summarizes information related to net carrying value of intangible assets (in thousands):

	Amortization Life (in years)	September 30, 2012	December 31, 2011

Goodwill	n/a	$672	$672

Definite-lived intangible assets:
Tradenames	10	363	400
Customer relationships	5	350	627
Total definite-lived intangible assets		713	1,027

Total intangible assets, net		$1,385	$1,699

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
 (Unaudited)

Amortization expense for intangible assets subject to amortization was $104 thousand and $162 thousand for the three months ended September 30, 2012 and 2011, respectively.  Amortization expense for the nine months ended September 30, 2012 and 2011 was $314 thousand and $487 thousand, respectively.  The Company amortizes Tradenames on a straight-line basis over the estimated useful lives of the intangible assets.  Customer relationships are amortized over their expected useful lives on an accelerated method that approximates the cash flows associated with those relationships.  Based on the carrying value of amortized intangible assets, the Company estimates amortization expense for future years to be as follows (in thousands):

Year ending December 31,	Amount
2012 October through December	$105
2013	253
2014	105
2015	50
2016	50
2017 and thereafter	150
Total amortization expense	$713

As of September 30, 2012, the Company had $672 thousand of goodwill on its financial statements related to the acquisition of SRC.

NOTE 6.  CONTRACTS IN PROGRESS

Costs and estimated earnings on contracts in progress as of the periods indicated are summarized in the following table (in thousands):

	September 30, 2012	December 31, 2011
Costs incurred on uncompleted contracts	$3,922	$3,193
Estimated earnings	1,064	855
Total revenues	4,986	4,048
Less: billings to date	5,162	4,031
Total	$(176)	$17

Balance sheet classification:
Costs in excess of billings on uncompleted contracts	$45	$171
Billings in excess of costs on uncompleted contracts	(221)	(154)
Total	$(176)	$17

NOTE 7.   DEBT

Credit Facilities

On December 22, 2011, the Company entered into a $4.5 million revolving line of credit (“credit facility”) with Rosenthal & Rosenthal.  The total loan amount available to the Company under the line of credit is equal to 85% of its net amount of eligible receivables, plus available inventory (the lesser of 50% of the lower of cost or market value of eligible inventory, or $250 thousand).  The credit facility is secured by a lien on the domestic assets of the Company.  The interest rate for borrowing on accounts receivable is 8.5%, on inventories 10.0% and on overdrafts 13.0%.  Additionally, there is an annual 1% facility fee on the entire amount of the credit facility, $4.5 million, payable at the beginning of the year.  The credit facility is a three year agreement, expiring on December 31, 2014, unless terminated sooner.  There are liquidated damages if the credit facility is terminated prior to December 31, 2014, which are based on the maximum credit facility amount then in effect.  The damages are:  3% if terminated prior to the first anniversary of the closing date, 2% if terminated prior to the second anniversary of the closing date, and 1% if terminated prior to the third anniversary of the closing date.  The Company is required to comply with certain financial covenants, measured quarterly, including, as defined in the agreement:  a tangible net worth amount and a working capital amount.  The Company was in compliance with the financial covenants at September 30, 2012.  Borrowings under the revolving line of credit were $1.3 million at September 30, 2012, and $701 thousand at December 31, 2011, and are recorded in the Company’s Condensed Consolidated Balance Sheets as a current liability under the caption “Credit line borrowings.”

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
 (Unaudited)

The Company maintained a British pounds sterling-denominated bank overdraft facility with Lloyds Bank Plc through its United Kingdom subsidiary in the amount of £100,000, which had been renewed on an annual basis in May.  However, in May of 2012, this facility was not renewed.  The interest rate on the facility at December 31, 2011 was 3.60%, and there were no borrowing against it at that time.

Borrowings

The components of the Company’s debt at September 30, 2012 and December 31, 2011 were as follows (in thousands):

	September 30, 2012	December 31, 2011
Letter of Credit Agreement - Mark Plush	$250	$250
Cognovit Note - Keystone Ruby, LLC	289	325
Secured Subordinated Promissory Note - EF Energy Partners LLC	-	287
Convertible Promissory Note - TLC Investments LLC	500	500
Letter of Credit Agreement - John Davenport	-	250
Letter of Credit Agreement - Quercus Trust	-	300
Unsecured Promissory Note - Quercus Trust	70	70
Discounts on long-term borrowings	(71)	(172)

Subtotal	1,038	1,810

Less: Current maturies of long-term debt	(731)	(855)

Long-term debt	$307	$955

For a full description of the Company’s debt financing, reference is made to Note 10, Debt, of the Company’s 2011 Form 10-K.

Future maturities of remaining borrowings are (in thousands):

Year ending December 31,	Long-Term Debt
2012 October through December	$13
2013	804
2014	59
2015	65
2016	72
2017 and thereafter	96
Gross long-term borrowings	1,109
Less: discounts on long-term borrowings	(71)
Total commitment, net	1,038

Less: portion classified as current	(731)
Long-term borrowings, net	$307

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(Unaudited)

NOTE 8.  SEGMENTS AND GEOGRAPHIC INFORMATION

The Company has two reportable segments: product-based sales, featuring military, general commercial and industrial lighting, and pool lighting, each of which markets and sells lighting systems, and solutions-based sales providing turnkey, high-quality, energy-efficient lighting application alternatives.  The Company’s products are sold through a combination of direct sales employees, independent sales representatives, and distributors in different geographic markets throughout the world.  The Company’s solutions-based sales are designed to enhance total value by positively impacting customers’ profitability, the environment, and the communities it serves.  These solutions are sold through the Company’s direct sales employees as well as our SRC subsidiary, and include not only its proprietary energy-efficient lighting solutions, but also sourced lighting systems, energy audits, and service agreements.

The following summarizes the Company’s reportable segment data for periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Solutions:
Net sales	$2,066	$2,014	$5,811	$7,960
Cost of sales	1,672	1,686	4,912	6,686
Gross profit	394	328	899	1,274
Operating expenses:
Sales and marketing	320	311	1,004	1,032
General and administrative	244	231	558	706
Total operating expenses	564	542	1,562	1,738
Segment loss	$(170)	$(214)	$(663)	$(464)

Products:
Net sales	$5,838	$4,032	$15,067	$11,739
Cost of sales	4,273	3,145	11,518	9,091
Gross profit	1,565	887	3,549	2,648
Operating expenses (income):
Research and development	102	(278)	87	(144)
Sales and marketing	957	1,140	2,708	3,872
General and administrative	119	85	261	257
Total operating expenses	1,178	947	3,056	3,985
Segment income (loss)	$387	$(60)	$493	$(1,337)

Reconciliation of segment income (loss) to net loss:
Segment income (loss):
Solutions	$(170)	$(214)	$(663)	$(464)
Products	387	(60)	493	(1,337)
Total segment income (loss)	217	(274)	(170)	(1,801)
Operating expenses:
Sales and marketing	146	73	372	191
General and administrative	848	896	2,660	2,871
Valuation of equity instruments	-	-	-	56
Total operating expenses	994	969	3,032	3,118
Other expense	(149)	(212)	(485)	(513)
Loss before income taxes	(926)	(1,455)	(3,687)	(5,432)
Provision for income taxes	(2)	(4)	(8)	(13)
Net loss	$(928)	$(1,459)	$(3,695)	$(5,445)

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
 (Unaudited)

The following table provides additional business unit gross profitability detail for the Company’s product-based business segment for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Products segment net sales:
Pool and commercial products	$4,159	$3,127	$11,354	$9,149
Government products/R&D services	1,679	905	3,713	2,590
Total products segment net sales	5,838	4,032	15,067	11,739

Products segment cost of sales:
Pool and commercial products	2,892	2,229	8,077	6,593
Government products/R&D services	1,381	916	3,441	2,498
Total products segment cost of sales	4,273	3,145	11,518	9,091

Products segment gross profit (loss):
Pool and commercial products	1,267	898	3,277	2,556
Government products/R&D services	298	(11)	272	92
Total products segment gross profit	$1,565	$887	$3,549	$2,648

A geographic summary of net sales is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

United States	$6,976	$4,966	$18,700	$16,479
International	928	1,080	2,178	3,220
Net sales	$7,904	$6,046	$20,878	$19,699

A geographic summary of long-lived assets, which consists of fixed assets, goodwill, and intangible assets, is as follows (in thousands):

	September 30, 2012	December 31, 2011
United States	$3,123	$3,747
International	49	57
Long-lived assets, net	$3,172	$3,804

NOTE 9.   INCOME TAXES

At September 30, 2012, the Company has recorded a full valuation allowance against its deferred tax asset in the United States, due to uncertainties related to the Company’s ability to utilize its deferred tax assets, primarily consisting of certain net operating losses carried forward.  The valuation allowance is based upon the Company’s estimates of taxable income by jurisdiction and the period over which its deferred tax assets will be recoverable.

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
 (Unaudited)

NOTE 10.   COMMITMENTS AND CONTINGENCIES

In connection with the acquisition of SRC, in December 2010, the Company recorded a performance-related contingent obligation related to a 2.5% payout payable over 42 months commencing January 1, 2010 and based upon the fair value of projected annual billings of the acquired business, and a $500 thousand fee if the market price of the Company’s common stock is not equal to or greater than $2.00 per share for at least twenty trading days between June 30, 2010 and June 30, 2013.  The Company accrued for each of these contingent liabilities at their respective fair values at the time of the acquisition. For the three and nine months ended September 30, 2012, the Company paid $51 thousand and $140 thousand, respectively, relating to the 2.5% payout.  For the three and nine months ended September 30, 2011, the Company paid $86 thousand and $255 thousand, respectively, relating to the payout.

In the fourth quarter of 2011, the Company reassessed the carrying value of the contingent liability related to the 2.5% payout and, based upon revised projected future billings, subsequently recorded a reduction to the contingent liability of $404 thousand.  At September 30, 2012, the Company has recorded a current liability related to these contingent obligations of $842 thousand, which is recorded under the caption “Accrued liabilities” in its Condensed Consolidated Balance Sheets.

NOTE 11.   RELATED PARTY TRANSACTIONS

On December 29, 2009, and in conjunction with the acquisition of SRC, the Company entered into Letter of Credit Agreements (“LOC’s”) with John Davenport, President of the Company, and with Quercus, for $0.3 million each.  In March 2012, both of these LOC’s were paid in full.  Additionally, on August 11, 2011, the Company entered into a LOC agreement with Mark Plush, Chief Financial Officer of the Company, for $0.3 million.  For a full description of the terms of these LOC’s, reference is made to Note 10, Debt, of the Company’s 2011 Form 10-K.

The former Vice President of SRC, who resigned on December 31, 2011, is a minority owner in TLC Investments, LLC (“TLC”), a Tennessee limited liability company, as well as in Woodstone Energy, LLC (“Woodstone”), a Tennessee limited liability company, both of which are located in Nashville, Tennessee.

SRC renders lighting design and lighting solution services to these parties within the scope of their ordinary business activities.  Conversely, these parties, operating as electrical subcontractors, provide installation support services to SRC as part of their normal business.  During the three and nine months ended September 30, 2011, the Company recorded revenue of $424 thousand and $1.4 million, respectively.  The receivable from these parties, including retainage, was $0.4 million at December 31, 2011.  Subcontractor installation support services provided by these parties totaled $1.2 million in the third quarter of 2011, and $5.0 million for the first nine months of 2011.  The payable to these parties was $1.2 million at December 31, 2011.

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

In conjunction with the acquisition of SRC on December 31, 2009, the Company entered into an agreement with TLC whereby a Convertible Promissory Note (“Convertible Note”) was issued for the principal amount of $500 thousand.  This Convertible Note bears interest at a rate of the Wall Street Journal Prime Rate plus two percent (2%), which along with the principal, is due and payable on June 30, 2013.  Additionally, TLC has the right to convert the principal of the Convertible Note, in whole, into 500,000 shares of the Company’s common stock at any time during the period commencing on June 30, 2010 and ending on the maturity date.

Additionally, as a provision to the Convertible Note, if the reported closing price of a share of the Company’s common stock is not equal to or greater than $2.00 for at least twenty (20) trading days between June 30, 2010 and June 30, 2013, the Company shall pay TLC an additional fee of $500 thousand on the maturity date.

On December 31, 2009, the Company issued to Woodstone, warrants to purchase up to 600,000 shares of the Company’s common stock at an original exercise price of $0.65 per share, later re-priced to $0.49 during the first quarter of 2012, and with a term ending on December 31, 2014.  The warrants become exercisable only if SRC receives from Woodstone firm contracts or purchase orders for at least $10.0 million by June 30, 2013.  The warrants vest in two tranches: 400,000 shares when contracts or purchase orders between

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
 (Unaudited)

SRC and Woodstone reach $10.0 million and an additional 200,000 shares when contracts or purchase orders between SRC and Woodstone reach an additional $5.0 million.  As of September 30, 2012, warrants to purchase 400,000 shares of the Company’s common stock have vested but have not been exercised.

The Company, in the agreement for the acquisition of SRC, provided for payment of a management fee of 8% in support of billings, on projects that were pending at the date of acquisition, for which TLC provided installation support services.  For the first three and nine months ended September 30, 2011, SRC incurred $75 thousand and $343 thousand of management fees, respectively.

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

Results of Operations

The following table sets forth the percentage of net sales represented by certain items reflected on our Consolidated Statements of Operations for the following periods:

	Three months ended September 30,				Nine months ended September 30,
	2012		2011		2012		2011

Net sales	100.0%		100.0%		100.0%		100.0%
Cost of sales	75.2		79.9		78.7		80.1
Gross profit	24.8		20.1		21.3		19.9

Operating expenses (income):
Research and development	1.3		(4.6)		0.4		(0.7)
Sales and marketing	18.0		25.2		19.5		25.8
General and administrative	15.3		20.0		16.7		19.4
Valuation of equity instruments	-		-		-		0.3
Total operating expenses	34.6		40.6		36.6		44.8
Loss from operations	(9.8)		(20.5)		(15.3)		(24.9)

Other income (expense):
Other (expense) income	(0.3)		(0.1)		(0.5)		0.3
Interest expense, net	(1.6)		(3.4)		(1.9)		(2.9)

Loss before income taxes	(11.7)		(24.0)		(17.7)		(27.5)

Provision for income taxes	(0.0)		(0.1)		(0.0)		(0.1)

Net loss	(11.7	) %	(24.1	) %	(17.7	) %	(27.6	) %

Our net sales breakdown by business segment is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Solutions:
Net sales - solutions	$2,066	$2,014	$5,811	$7,960

Products:
Net sales - pool and commercial	4,159	3,127	11,354	9,149
Net sales - government products/R&D services	1,679	905	3,713	2,590
Total net sales - product segment	5,838	4,032	15,067	11,739

Total net sales	$7,904	$6,046	$20,878	$19,699

Net sales of $7.9 million for the third quarter of 2012 increased $1.9 million, or 31%, from the prior year’s third quarter.  The increase was primarily in the Products segment.  For the nine months ended September 30, 2012, net sales were $20.9 million; a $1.2 million or 6% increase, from the prior year.  Products segment sales increased 28%, or $3.3 million, for the nine months, while Solutions sales decreased 27%, or $2.1 million.  Our Solutions segment backlog at September 30, 2012 and 2011was $2.6 million and $854 thousand, respectively.

Revenues from our Products segment include, but are not limited to, revenues recognized upon shipping, and service at completion of installation.  Revenues from our Solutions segment include, but are not limited to, revenues recognized from long-term contracts on a percentage-of-completion basis or the fair value of certain contract deliverables.  For a detailed discussion on our revenue recognition policy, see our Annual Report on Form 10-K for the year ended December 31, 2011.

Gross Profit

Total gross profit was $2.0 million, or 24.8 percent of net sales, for the three months ended September 30, 2012, compared to $1.2 million, or 20.1 percent of net sales, for the three months ended September 30, 2011.  The increase in gross profit was primarily the result of better Products segment gross margins; 26.8 percent compared to the prior year’s comparable period of 22.0 percent.  Solutions segment gross margins also improved to 19.1 percent of net sales from 16.3 percent for the third quarter.  Total gross profit for the nine months ended September 30, 2012, was $4.4 million, or 21.3 percent of net sales, compared to $3.9 million, or 19.9 percent of net sales, for the prior year’s comparable period.  The increase in gross profits was due to higher net sales and improved gross profit margins in the Products segment, partially offset by lower gross margins in the Solutions segment as a result of lower sales.  Gross margins for the Products segment were 23.6 percent of net sales for the nine months ended September 30, 2012, compared to 22.6 percent of net sales for last year’s comparable period.  Gross profit margins for the Solutions segment were 15.5 percent of net sales and 16.0 percent of net sales for the nine months ended September 30, 2012 and 2011, respectively.

Operating Expenses

Research and Development

Gross research and development expenses were $621 thousand for the three months ended September 30, 2012, a 40 percent decrease from $1.0 million for the three months ended September 30, 2011.  The decrease was due primarily to lower project related expenses.  For the nine months ended September 30, 2012, gross research and development expenses were $2.5 million compared to $3.1 million for the prior year’s comparable period.

Research and development expenses include salaries, contractor and consulting fees, supplies and materials, as well as overhead costs such as depreciation and facilities costs.  Research and development costs are expensed as they are incurred.

Total government reimbursements are the combination of revenues and credits from government contracts.

The gross and net research and development expense along with credits from government contracts is shown in the following table (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Net Research & Development Expense	2012	2011	2012	2011

Total gross research and development expenses	$621	$1,035	$2,509	$3,086
Cost recovery through cost of sales	(398)	(1,160)	(1,792)	(2,263)
Cost recovery and other credits	(121)	(153)	(630)	(967)
Net research and development expense	$102	$(278)	$87	$(144)

Sales and Marketing

Sales and marketing expenses were $1.4 million, or 18.0 percent of net sales, in the three months ended September 30, 2012, compared to $1.5 million, or 25.2 percent of net sales, in last year’s comparable period; a decrease of 7 percent.  The decrease is due to lower salary and benefit costs, and lower discretionary spending.  For the nine months ended September 30, 2012, sales and marketing expenses were $4.1 million, a 20 percent decrease from the prior year’s nine month period.  The decrease was due primarily to lower salaries and benefits, lower commission expense and lower discretionary spending.

General and Administrative

General and administrative expenses were $1.2 million, or 15.3 percent of net sales, for the three months ended September 30, 2012 compared to $1.2 million, or 20.0 percent of net sales, for the three months ended September 30, 2011.  For the nine months ended September 30, 2012, general and administrative expenses were $3.5 million compared to $3.8 million in last year’s comparable period; a nine percent decrease.  The decrease was due primarily to lower amortization expense, legal fees and directors’ fees.

Valuation of Equity Instruments

During the first quarter of 2011, we recognized a non-cash charge of $56 thousand related to the valuation of our common stock upon the issuance of 412,000 shares to Lincoln Park Capital Partners, LLC.  No valuation adjustments were made in 2012.

Other Income and Expenses

For the three months ended September 30, 2012 and 2011, interest expense was $123 thousand and $206 thousand, respectively.  For the nine months ended September 30, 2012 and 2011, interest expense was $388 thousand and $581 thousand, respectively.  Interest expense is primarily related to our debt, which includes the amortization of debt discounts and, in 2012, interest on our line of credit facility.

Net Loss

For the three months ended September 30, 2012 and 2011, the net loss was $928 thousand and $1.5 million, respectively.  For the nine months ended September 30, 2012, we recorded a net loss of $3.7 million, compared $5.4 million in last year’s comparable period; a $1.7 million improvement on $1.2 million higher sales.

Liquidity and Capital Resources

Cash and Cash Equivalents

At September 30, 2012, our cash and cash equivalents were $380 thousand, compared to $2.1 million at December 31, 2011; a decrease of $1.8 million.  The balance at September 30, 2012 includes restricted cash of $27 thousand, compared to $19 thousand of restricted cash at December 31, 2011.  The restricted cash relates to funds received from a grant from/for a branch of the United States government.  We had $2.4 million in total debt as of September 30, 2012 and $2.5 million as of December 31, 2011.

Cash Used in Operating Activities

For the nine months ended September 30, 2012, net cash used in operating activities was $6.2 million compared to net cash used of $2.7 million in 2011.  Cash used in operating activities primarily consists of net losses adjusted for non-cash items, including depreciation, amortization, and stock-based compensation; and the effect of changes in working capital.  The increase in cash used in operating activities for the 2012 nine month period was primarily due to an increase in trade accounts and retainage receivables from December 31, 2011, versus a decrease in the prior year’s comparable period.  However, days sales outstanding improved by 9 days from September 30, 2012 versus September 30, 2011.

Cash Used in Investing Activities

Net cash used in investing activities was $159 thousand for the nine months ended September 30, 2012, and $213 thousand for the same period in 2011, and consisted primarily of the purchase of property and equipment.

Cash Provided by Financing Activities

Net cash provided by financing activities was $4.6 million for the nine months ended September 30, 2012, compared to $682 thousand for the nine months ended September 30, 2011.  For the nine months ended September 30, 2012, our credit line borrowings provided $629 thousand of cash proceeds, and net cash proceeds from stock issuances provided $4.8 million.  Between February 29, 2012 and March 2, 2012, we entered into Securities Purchase Agreements with ten investors, under which we sold 19,600,000 units, each of which consists of one share of our common stock, par value $0.0001 per share, and one-half warrant to purchase one share of common stock.  The purchase price of each unit was $0.25, based on a formula involving the stock’s 30 day average price prior to February 24, 2012.  Each warrant entitles the holder to purchase one share of common stock at an exercise price of $0.54.  Each warrant is immediately separable from the unit and immediately exercisable, and expires three years from the date of issuance.  We used the proceeds of the offering to retire $838 thousand of debt during the first quarter of 2012, and for working capital purposes.  Cash provided for the nine months ended September 30, 2011, resulted from the issuance of 412,000 shares of our common stock to Lincoln Park Capital Fund, LLC, and $250 thousand received in a letter of credit agreement with our Chief Financial Officer, Mark Plush.  For details of the Lincoln Park Capital Fund, LLC Purchase Agreement, reference is made to Note 12, Shareholders’ Equity, of the Company’s 2011 Form 10-K.  The agreement with Lincoln Park Capital, LLC expired as of July 23, 2012, by the terms of the Purchase Agreement.  For a full description of the Company’s debt financing, reference is made to Note 10, Debt, of the Company’s 2011 Form 10-K.

Debt

Credit Facilities

On December 22, 2011, we entered into a $4.5 million revolving line of credit (“credit facility”) with Rosenthal & Rosenthal.  The total loan amount available to us under the line of credit is equal to 85% of our net amount of eligible receivables, plus available inventory (the lesser of 50% of the lower of cost or market value of eligible inventory, or $0.3 million).  The credit facility is secured by a lien on our domestic assets.  The interest rate for borrowing on accounts receivable is 8.5%, on inventories 10.0% and on overdrafts 13.0%.  Additionally, there is an annual 1% facility fee on the entire amount of the credit facility, $4.5 million, payable at the beginning of the year.  The credit facility is a three year agreement, expiring on December 31, 2014, unless terminated sooner.  There are liquidated damages if the credit facility is terminated prior to December 31, 2014, which are based on the maximum credit facility amount then in effect.  The damages are:  3% if terminated prior to the first anniversary of the closing date, 2% if terminated prior to the second anniversary of the closing date, and 1% if terminated prior to the third anniversary of the closing date.  We are required to comply with certain financial covenants, measured quarterly, including, as defined in the agreement:  a tangible net worth amount and a working capital amount.  We were in compliance with the financial covenants at September 30, 2012.  Borrowings under the revolving line of credit were $1.3 million at September 30, 2012, and $701 thousand at December 31, 2011, and are recorded in our Condensed Consolidated Balance Sheets as a current liability under the caption “Credit line borrowings.”

Borrowings

Long-term debt, including current maturities, totaled $1.0 million at September 30, 2012 and $1.8 million at December 31, 2011.  The change in long-term debt resulted from $873 thousand in payments and $101 thousand from the amortization of discounts on long-term debt.  We were able to pay down debt with the proceeds from the Securities Purchase Agreement described in the “Cash Provided by Financing Activities” section above.

For details of a full description of the Company’s debt financing, reference is made to Note 10, Debt, of the Company’s 2011 Form 10-K.

Liquidity

Historically, we have incurred losses attributable to operational performance which has negatively impacted cash flows.  As of September 30, 2012, we have an accumulated deficit of $78.6 million.  Although management continues to address many of the legacy issues that have historically burdened our financial performance, we still face challenges in order to reach profitability.  In order for us to attain profitability and growth, we will need to successfully address these challenges, including the continuation of cost reductions throughout our organization, improvement in gross margins, execution of our marketing and sales plans for our turnkey energy-efficient lighting solutions business, execution of the $23.1 million U.S. Navy supply contract, the development of new technologies into sustainable product lines and continued improvements in our supply chain performance.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, Fair Value Measurement, amending ASC Topic 820, which eliminates terminology differences between U.S. generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards (“IFRS”) on the measurement of fair value and related fair value disclosures. While largely consistent with existing fair value measurement principles and disclosures, the changes were made as part of the continuing efforts to converge GAAP and IFRS. The adoption of this guidance was effective for interim and annual periods beginning after December 15, 2011, and its adoption did not have a material impact on the financial statements of the Company.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income, amending ASC Topic 220.  Under ASU 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The guidance was issued to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Its adoption did not have a material impact on the Company’s financial statements.

In July 2012, the FASB issued ASU 2012-02, Intangibles — Goodwill and Other, amending ASC Topic 350. Under the revised guidance, entities testing indefinite-lived intangible assets for impairment have the option of performing a qualitative assessment before calculating fair value.  If entities determine, on the basis of qualitative factors, that it is more likely than not that the fair value of the indefinite-lived intangible is less than the carrying amount, the fair value calculation would be required.  The ASU also requires that the same qualitative factors be considered when determining whether an interim impairment evaluation is necessary.  The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted.  The adoption of this guidance is not expected to have a material effect on our financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2012, we had British pounds sterling-denominated cash valued at $56 thousand held in the United Kingdom, based on the exchange rate at that date.  The balances for cash held in the United Kingdom are subject to exchange rate risk.  We have a policy of maintaining cash balances in local currency unless an amount of cash is occasionally transferred in order to repay inter-company debts.

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

ENERGY FOCUS, INC.

Date: November 14, 2012	By:	/s/ Joseph G. Kaveski
Joseph G. Kaveski
Chief Executive Officer

By:	/s/ Mark J. Plush
Mark J. Plush
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Documents

3.1	Form of Certificate of Incorporation of the Registrant.

10.1	Energy Focus, Inc. 1994 Employee Stock Purchase Plan, as amended (1)

10.2	Energy Focus, Inc. 2008 Incentive Stock Plan, as amended (2)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice President of Finance and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Vice President of Finance and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2012 and 2011, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, (vi) the Notes to Condensed Consolidated Financial Statements. (3)

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

(1)  Incorporated by reference from Appendix A to the Company's preliminary proxy statement on Form PRER14A filed on  June 8, 2012.

(2)  Incorporated by reference from Appendix B to the Company's preliminary proxy statement on Form PRER14A filed on  June 8, 2012.

(3)  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.