Form 10-K
period 2012-12-31
ENERGY FOCUS, INC/DE
filed 2013-03-27
CIK 924168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Approximate aggregate market value (on basis of closing bid price) of voting stock held by non-affiliates as of June 29, 2012 $9,432,366

Number of the registrant’s shares of common stock outstanding as of March 27, 2013:  44,698,650

Portions of the Proxy Statement for the 2013 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this report.

PART I

Forward-Looking Statements

All references to “Energy Focus,” “we,” “us,” “our,” or “the Company” means Energy Focus, Inc. and its subsidiaries, except where it is made clear that the term means only the parent company.

Statements and information included in this Annual Report on Form 10-K that are not purely historical are forward-looking statements. Forward-looking statements in this Report on Form 10-K include statements regarding Energy Focus’ expectations, intentions, beliefs, and strategies regarding the future, including but not limited to; growth in the markets into which Energy Focus sells; conditions of the lighting industry and the economy in general; statements as to our competitive position; future operating results; net sales growth; expected operating expenses; gross product margin improvement; sources of net sales; anticipated revenue from government contracts; product development and enhancements; liquidity, ability to generate cash and cash reserves; our reliance upon a limited number of customers; our accounting policies; the effect of recent accounting announcements; the development and marketing of new products; relationships with customers and distributors; relationships with, dependence upon, and the ability to obtain components from suppliers; as well as our remarks concerning our ability to compete in certain markets; the evolution and future size of those markets; seasonal fluctuations; plans for and expected benefits of outsourcing and offshore manufacturing; trends in the price and performance of fiber optic lighting products; the benefits  and performance of our lighting products; the adequacy of our current facilities; our strategy with regard to protecting our proprietary technology; and our ability to retain qualified employees.

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

Energy Focus ®, EFO®, Fiberstars®, BritePak®, EFO-Ice®, and Intellitube® are our registered trademarks.  We may also refer to trademarks of other corporations and organizations in this document.

Item 1.  Business

Energy Focus, Inc. and its subsidiaries (“Energy Focus”), designs, develops, manufactures, and markets energy-efficient lighting products, and is a leading provider of turnkey, energy-efficient, lighting solutions in the governmental and public sector market, general commercial market, and the pool market.  Energy Focus’ lighting technology offers significant energy savings, heat dissipation and maintenance cost benefits over conventional lighting for multiple applications. The Company was founded in 1985 as Fiberstars, Inc., and changed its name to Energy Focus, Inc. and incorporated in Delaware in May 2007.

Overview

We engage in the design, development, manufacturing, marketing, and installation of energy-efficient lighting systems and solutions where we serve two segments:

•	Solutions providing turnkey, high-quality, energy-efficient lighting application alternatives primarily to the existing public-sector building market; and
•	Product providing military, general commercial and industrial lighting and pool lighting offerings, each of which markets and sells energy-efficient lighting systems.

We continue to evolve our business strategy to include providing our customers with turnkey, comprehensive energy-efficient general lighting solutions, which use, but are not limited to, our patented and proprietary technology.  Our products segment include light-emitting diode (“LED”), fiber optic, high-intensity discharge (“HID”), fluorescent tube and other highly energy-efficient lighting technologies.  Typical savings related to our current technology of the Company approximates 80% in electricity costs, while providing full-spectrum light closely simulating daylight colors.  Our strategy also incorporates continued investment into the research of new and emerging energy sources including LED and solar energy applications.

Our long-term strategy is to penetrate the $100 billion existing building and $300 million U.S. military lighting markets by providing turnkey, comprehensive energy-efficient lighting solutions, which utilize our proprietary energy-efficient lighting products.  In March of 2012, we announced a cooperation agreement with Communal International Ltd. to develop the Asian Market for the Company’s LED products.  We will continue to focus on markets where the benefits of our lighting solutions offerings, combined with our technology, are most compelling.  These markets include schools, universities, hospitals, office buildings, parking garages, supermarkets, museums, cold storage facilities and manufacturing environments.  The passage of the Energy Savings Performance Contracts legislation in nearly all the states and the Energy Independence and Security Act of 2007 by Congress created a natural market for our energy-efficient products.  Under this Act, all incandescent light bulbs are mandated by federal law to utilize 25% to 30% less energy than today’s products by the years 2012 through 2014.  Since many of our products are approximately 80% more efficient than incandescent bulbs, our focus is to increase the public’s awareness and knowledge of our technology and to establish comprehensive distribution channels so that demand can be fulfilled quickly.

Our strengths, which provide a strategic competitive advantage, include the following:
•	fundamental intellectual property and trade secrets in non-imaging optics and coatings,
•	a broad and intimate understanding of lighting technologies,
•	proven ability to develop systems which efficiently create, transport, and display light,
•	a superior understanding of the existing building market drivers and the evolution towards “green” lighting products and energy-efficient lighting systems that maximize customer ROI,
•	core competencies in execution of all facets of solutions sales, and
•	strong relationships with the federal government for research and development.

Our tactical approach to implement our long term strategy includes:
•	intensifying our focus on the existing building market by adding sales associates to expand our customer base,
•	developing mainstream lighting technologies that directly compete against linear fluorescent general illumination lamps, and
•	continuing to increase our value added to our customers and increase gross margins.

We expect that these actions will result in the following outcomes:
•	sales growth and improved financial performance,
•	sales of military grade LED lighting products for the U.S. Armed Forces,
•	the formation of a streamlined organization that is focused on creating economic value through energy-efficient products and solutions for existing building owners, and
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
•
Receipt of a $23.1 million order for the U.S. Navy to retrofit approximately 7% of the Naval fighting fleet with LED lighting products, including Intellitube® lamps.  We invoiced the U.S. Navy $1.9 million through December 2011 for products and services related to this contract.

•	Added sales resources and broadened our customer base at Stones River Companies, LLC (“SRC”) during 2011, which helped us grow our lighting retrofit business by 10% in 2012.

During 2012, we continued to focus on these areas and reduced our spending in sales and marketing and general and administrative expenses by 8% from 2011.  We shipped an additional $2.5 million against the U.S. Navy Contract, and grew total sales by 16% from 2011.

Our Products

We produce, source, and/or market a wide variety of lighting technologies to serve two general markets: commercial buildings and pool lighting.  Our offerings include the following products:

•	25 Families of LED lamps and fixtures to serve the U.S. Navy,
•	LED docklights,
•	LED parking garage lamps and fixtures,
•	LED cold storage globe lamps and LED fiber optic lighting systems,
•	LED landscape fixtures,
•	LED retrofit kits for HID applications,
•	LED replacements for linear fluorescent lamps, and
•	LED lamps and fixtures.

In addition, we also sell customized components such as underwater lenses, color-changing LED lighting fixtures, and lighted water features, including waterfalls and laminar-flow water fountains.  Furthermore, we continue to aggressively penetrate the government and military lighting markets.  In this regard, we have many products being actively marketed to the United States federal government agencies through the General Services Administration website, https://www.GSAAdvantage.gov.

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

Within the commercial and pool lighting business units, we continue to focus on general contractors and specifiers especially in the retail, hospitality, museum, and health care markets.  Our lighting retrofit subsidiary, SRC, is heavily targeting the existing public building market and will provide an additional sales channel for our products for quick, energy-efficient upgrades.

Solutions

Our solutions-based sales are designed to enhance total value by providing turnkey, high-quality, energy-efficient lighting application alternatives that positively impact customers’ profitability, the environment, and the communities served.  These solutions are sold through our SRC subsidiary and include not only our proprietary energy-efficient lighting solutions, but also sourced lighting systems, energy audits and service agreements.

Through SRC, we target the existing public building market, particularly health care and hospitals, schools and universities, governments and municipalities, museums, hospitality and casinos, as well as industry and manufacturing.  SRC’s direct customers are large national ESCOs that provide energy-efficient upgrades around the country. Also within the solutions business unit, we serve multi-location food retailers, cold storage facilities, retailers, and industrial/commercial real estate companies.

Concentration of Sales

In 2012, our ten largest customers accounted for approximately 62% of our net sales.  TLC Investments, LLC (“TLC”), accounted for approximately 15% of our consolidated net sales and 42% of our solutions segment net sales.  Johnson Controls, Inc. accounted for approximately 10% of our consolidated net sales, and 11% of our product segment sales.  Additionally, the U.S. Navy accounted for approximately 13% of our product segment sales, and Trane and Ameresco, Inc. (“Ameresco”) accounted for approximately 24% and 19% of our solutions segment sales.

In 2011, our ten largest customers accounted for approximately 56% of our net sales.  Ameresco accounted for approximately 15% of our consolidated net sales and 40% of our solutions segment net sales.

In 2010, our ten largest customers accounted for approximately 64% of our net sales.  In 2010, two customers, Ameresco and Woodstone Energy, LLC (“Woodstone”), made up 20% and 17%, respectively, of consolidated net sales.  Ameresco contributed 35% and Woodstone contributed 30% of our solutions segment net sales.  The former Vice President of SRC, who resigned on December 31, 2011, was a minority owner of Woodstone and TLC.  See Note 14, Related Party Transactions, for further information.

Manufacturing and Suppliers

We produce our lighting systems through a combination of internal and outsourced manufacturing and assembly operations.  Our internal lighting system manufacturing consists primarily of fiber processing, final assembly, testing, and quality control.  We use independent contractors to manufacture some components and sub-assemblies, and have worked with a number of our vendors to design custom components to meet our specific needs.  We manage inventories of domestically produced component parts on a just-in-time basis, when practicable.  Our quality assurance program provides for testing of all sub-assemblies at key stages in the assembly process as well as testing of finished products.

Many of our products are manufactured by third-party suppliers resulting in significant cost savings.  Under a Production Share Agreement, we conduct contract manufacturing and assembly in Mexico through North American Production Sharing, Inc. and Industrias Unidas de BC, SA de CV (“NAPS”). Under this agreement, NAPS provides administrative and manufacturing services, including labor services and the use of manufacturing facilities in Mexico, for the manufacturing and assembly of certain fiber optic and LED lighting systems, equipment and related components.  We also perform final assembly of products acquired from China, India, Japan and Taiwan.  These suppliers generally supply products on a purchase order basis.

Research and Development

Research and development has remained a key focus of our Company; accordingly, we have committed substantial resources to this endeavor.  Our research and development team is dedicated to continuous improvement and innovation of our current lighting technologies, including LED, fiber optics and HID systems.

Research and development expense, net of credits from the government, for the year ended December 31, 2012 was $368 thousand. Research and development income, net of expenses, for the years ended December 31, 2011 and 2010 was $515 thousand and $202 thousand, respectively.

Our recent achievements include:

2012:  We were awarded $2.4 million in research contracts and grants.  We were awarded approximately $0.9 million to develop next generation lighting for future U.S. Navy vessels.  Like our smaller berth light that has been sailing in the Virginia Class Nuclear submarines for almost two years, this next generation lighting will utilize a larger version of our optical wave guide technology.  In January, we were awarded $0.1 million in a subcontract under the Defense Advanced Research Projects Agency (“DARPA”) on the Manufacturable Gradient Index Optics Phase 2 BAA, where in part, we explored further optical advancements to Intellitube® technology.  In November, we were awarded a $0.2 million Phase I Small Business Innovation Research (“SBIR”) contract from the Department of Energy (“DoE”) for “Lighting Controls Software for Self-Commissioning and Optimized Energy Savings,” where we further develop the ultra low cost sensor network to compliment Intellitube®, the Company’s LED based fluorescent replacement technology.  In December, we learned that we were selected to receive funding for at least a $1.2 million award by the Executive Control Board of the National Shipbuilding Research Program (“NSRP”) for the development of a “New Best” LED lighting solution for the U.S. Navy’s 2-bulb fluorescent fixture.  NSRP is a collaboration of U.S. Shipyards that focus on common issues with a goal of reducing the cost of acquiring, operating and maintaining Navy Ships.  This new best solution utilizes our existing Intellitube® product.

2011:  We were awarded $26.1 million in government supply contracts and in research contracts and grants in 2011.  In March 2011, we received a $1.0 million grant from the State of Ohio Third Frontier to develop a photovoltaic “wall-pack” unit for outdoor LED lighting.  In April 2011, we received a Phase 2 Small Business Technology Transfer (“STTR”) grant for $0.6 million from the National Aeronautics and Space Administration (“NASA”) for “Innovative Solid State Lighting Replacements for Industrial and Test Facility Locations.”  In May 2011, we received a $0.4 million increase in funding for the “Very High Efficiency Solar Cell (“VHESC”) program.  In July 2011, we received a $1.0 million grant from the State of Ohio Third Frontier to develop an ultra-low cost light sensor to compliment Intellitube®.  In August 2011 we received a $23.1 million supply contract to provide LED fixtures and our proprietary Intellitube® LED lamps for use on the U.S. Navy Fleet.  The government has the right to change quantities throughout the life of this supply contract.

2010: We were awarded $3.0 million in research contracts and grants in 2010.  These included three awards totaling $1.6 million announced in January 2010.  Two of these awards, “Explosion-Proof Solid State Lighting for Extreme Environments” and “A Spectrally Dynamic Berth Light for Active Circadian Cycle Management,” are Phase 2 SBIR grants from DARPA.  The third award, “Innovative Solid State Lighting Replacements for Industrial and Test Facility Locations,” is a Phase 1 STTR program grant received from the NASA.  A DoE award for $1.0 million to develop high performance Sol-Gel coatings for lighting and solar applications was announced in August 2010.  An additional $0.4 million in Department of Defense funding to advance Energy Focus’ LED Intellitube® technology and applications was announced also in August 2010.  In addition, we completed qualification of seven families of solid state lighting fixtures developed under Naval Sea Systems Command (“NAVSEA”) and DARPA contracts.  The Company is currently shipping these products to the U. S. Navy.

Intellectual Property

We have a policy of seeking to protect our intellectual property through patents, license agreements, trademark registrations, confidential disclosure agreements and trade secrets, as management deems appropriate.  Our intellectual property portfolio consists of 79 issued United States and foreign patents of which 54 are currently in force, various pending United States patent applications, and various pending Patent Cooperation Treaty patent applications filed with the World Intellectual Property Organization that serves as the basis for national patent filings in countries of interest.  Our issued patents expire at various times between September 2014 and May 2031.   Generally, the term of patent protection is twenty years from the earliest effective filing date of the patent application. There can be no assurance; however, that our issued patents are valid or that any patents applied for will be issued, and that our competitors or customers will not copy aspects of our lighting systems or obtain information that we regard as proprietary.  There can also be no assurance that others will not independently develop products similar to ours.  The laws of some foreign countries in which we sell or may sell our products do not protect proprietary rights to products to the same extent as the laws of the United States.

During 2012, we retained the services of an independent financial advisory firm to determine the fair market value of certain patents and related patent applications, trade secrets and know-how that we own.  This intellectual property directly or indirectly relates to the current and anticipated Intellitube® products.  The valuation, dated November 30, 2012, was conducted in accordance with the Statement on Standards for Valuation Services promulgated by the American Institute of Certified Public Accounts and concluded that the estimated fair market value of the assets under review was approximately $70 million.

Backlog

We typically ship standard products within a few days after receipt of an order.  Custom products are shipped within 30-60 days of receipt of an order.  Generally, there is not a significant backlog of orders.  Our products segment backlog at the end of 2012 was $1.2 million, compared to $1.9 million at the end of 2011.  Our solutions segment backlog on awarded contracts totaled approximately $1.3 million compared to $2.0 million at the end of 2011.  Revenues from our 2012 backlog will be recognized over the course of 2013, as the services are performed or the materials are delivered.

Competition

Our commercial lighting products compete against a variety of lighting products, including conventional light sources such as incandescent light bulbs, metal halide lamps, LEDs, compact fluorescent lamps, competitive fiber optic lighting systems, and decorative lighting technologies.  Our ability to compete depends substantially upon the superior performance and lower lifecycle cost of our products and services.  Principal competitors in our markets include large lamp manufacturers, lighting fixture companies, distributors, lighting retrofit companies, and Energy Service Companies (“ESCOs”) whose financial resources may substantially exceed ours.  These competitors may introduce new or improved products that may reduce or eliminate some of the competitive advantage of our products.  We anticipate that the primary competition to our products will come from new technologies that offer increased energy efficiency, lower maintenance costs, and/or lower heat radiation.  In certain applications, we compete with LED systems produced by large lighting companies such as Philips and General Electric.  In traditional commercial lighting applications, we compete primarily with local and regional lighting manufacturers that, in many cases, are more established in their local markets than our Company.  In traditional commercial lighting, fiber optic lighting products are offered by a number of smaller companies, some of which compete aggressively on price.  Some of these competitors offer products with performance characteristics similar to those of our products.  Additionally, some conventional lighting companies now manufacture or license fiber optic lighting systems that compete with our products.

Our pool lighting products compete with other sources of in-pool lighting, including colored and color-changing underwater lighting, and pool accent lighting.  Principal competitive factors include price, performance, ease of installation, and maintenance requirements.  In the pool lighting market, we face competition from suppliers and distributors who bundle lighting and non-lighting products and sell these packages to pool builders and installers.  In addition, we face competition directly from manufacturers who produce their own lighting systems and components.  In this market, competitive products are offered by Pentair’s American Products Division, a major manufacturer of pool equipment and supplies, as well as Next Step Products LLC. In the spa lighting business, spa manufacturers install LED lighting systems during the manufacturing process.

Our SRC solutions business competes against other lighting retrofit companies, as well as some traditional ESCOs that self-perform the lighting component of their projects.  We compete primarily on the basis of financial impact, technology, light quality and design, client relationships, lighting application knowledge, energy efficiency, customer service and marketing support.

Insurance and Bonding

All of our properties and equipment are covered by insurance and we believe that such insurance is adequate.  In addition, we maintain general liability and workers compensation insurance in amounts that we believe are consistent with our risk of loss and industry practice.  In regards to our solution segment, we are often required to provide various types of surety bonds as an additional level of security of our performance.  We have a surety arrangement with one surety for which we provide cash collateral relating to our surety bonding program.  We believe that this cash collateral is sufficient to support our current bonding requirements.

Employees

As of December 31, 2012, we had 71 associates, 14 of whom are located in the United Kingdom and 57 in the United States.  None of our associates are subject to any collective bargaining agreement.

Business Segments

We have two reportable segments: products and solutions.  The products segment includes pool lighting, general commercial lighting, government products, and research and development services, each of which markets and sells lighting systems.  Our products are sold primarily in North America, Europe, and the Far East through a combination of direct sales employees, independent sales representatives and various distributors.  Our solutions segment provides turnkey, high-quality, energy-efficient lighting application alternatives, which are designed to enhance total value by positively impacting customers’ profitability, the environment and the communities served.  These solutions are sold in North America through our direct sales employees, as well as our SRC subsidiary, and include not only our proprietary energy-efficient lighting solutions, but also sourced lighting systems, energy audits and service agreements.

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

Item 1A. Risk Factors

We have a history of operating losses and may incur losses in the future, and our auditors have issued a “Going Concern” opinion.

We have experienced net losses of $5.7 million, $6.1 million and $8.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, we had an accumulated deficit of $80.6 million.  Although management continues to address many of the legacy issues that have historically burdened our financial performance, we still face challenges in order to reach profitability.  In order for us to attain profitability and growth, we will need to successfully address these challenges, including improvement in gross margins, execution of our marketing and sales plans for our turnkey energy-efficient lighting solutions business, the development of new technologies into sustainable product lines, the continuation of cost reductions throughout our organization, and continued improvements in our supply chain performance.

Although we are optimistic about reaching profitability, there is a risk that our business may not be as successful as we envision.  Our independent public accounting firm has issued an opinion in connection with our 2012 Annual Report on Form 10-K raising substantial doubt as to our ability to continue as a going concern.  This opinion stems from our historically poor operating performance, and our historical inability to generate sufficient cash flow to meet obligations and sustain operations without obtaining additional external financing.  Although we are optimistic about obtaining the funding necessary for us to continue as a going concern, there can be no assurances that this objective will be successful.  As such, we will continue to review and pursue selected external funding sources, if necessary, to execute these objectives including, but not limited to, the following:

•	obtain financing from traditional or non-traditional investment capital organizations or individuals,
•	potential sale or divestiture of one or more operating units, and
•	obtain funding from the sale of our common stock or other equity or debt instruments.

Obtaining financing through the above-mentioned mechanisms contains risks, including:

•
loans or other debt instruments may have terms and/or conditions, such as interest rate, restrictive covenants and control or revocation provisions, which are not acceptable to management or our Board of Directors,

•	the current environment in capital markets combined with our capital constraints may prevent us from being able to obtain adequate debt financing,
•	financing may not be available for parties interested in pursuing the acquisition of one or more of our operating units, and
•	additional equity financing may not be available to us in the current capital environment and could lead to further dilution of shareholder value for current shareholders of record.

Depressed general economic conditions may adversely affect our operating results and financial condition.

Our business is sensitive to changes in general economic conditions, both inside and outside the United States.  An economic downturn may adversely impact our business.  In our legacy businesses, sales of our lighting products depend significantly upon the level of new building construction, which is affected by housing market trends, interest rates and the weather.  Sales of our pool and spa lighting products depend substantially upon the level of new pool construction, which is also affected by housing market and construction trends.  In addition, due to the seasonality of construction and the sales of swimming pool and lighting products, our revenue and income have tended to be significantly lower in the first quarter of each year.  We may experience substantial fluctuations in our operating results from period to period as a consequence of these factors.  Slow growth in the economy or an economic downturn could adversely affect our ability to meet our working capital requirements and growth objectives, or could otherwise adversely affect our business, financial condition and results of operations.  As a result, any general or market-specific economic downturns, particularly those affecting new building construction and renovation, or that cause end-users to reduce or delay their purchases of lighting products, services, or retrofit activities, would have a material adverse effect on our business, cash flows, financial condition and results of operations.

If we are unable to respond effectively as new lighting technologies and market trends emerge, our competitive position and our ability to generate revenue and profits may be harmed.

To be successful, we will need to keep pace with rapid changes in LED technology, changing customer requirements, new product introductions by competitors and evolving industry standards, any of which could render our existing products obsolete if we fail to respond in a timely manner.  Development of new products incorporating advanced technology is a complex process subject to numerous uncertainties.  We have previously experienced, and could in the future, experience delays in the introduction of new products.  If effective new sources of light other than LED’s are discovered, our current products and technologies could become less competitive or obsolete.  If others develop innovative proprietary lighting technology that is superior to ours, or if we fail to accurately anticipate technology and market trends, respond on a timely basis with our own development of new products and enhancements to existing products, and achieve broad market acceptance of these products and enhancements, our competitive position may be harmed and we may not achieve sufficient growth in our net sales to attain or sustain profitability.

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

In each of our markets, we also anticipate the possibility that LED manufacturers, including those that currently supply us with LEDs, may seek to compete with us.  Our competitors’ lighting technologies and products may be more readily accepted by customers than our products.  Additionally, to the extent that competition in our markets intensifies, we may be required to reduce our prices in order to remain competitive.  If we do not compete effectively, or if we reduce our prices without making commensurate reductions in our costs, our net sales and profitability and our future prospects for success may be harmed.

If we are unable to obtain and adequately protect our intellectual property rights, our ability to commercialize our products could be substantially limited.

We consider our technology and processes proprietary.  If we are not able to adequately protect or enforce the proprietary aspects of our technology, competitors may utilize our proprietary technology.  As a result, our business, financial condition and results of operations could be adversely affected.  We protect our technology through a combination of patent, copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements, and similar means.  Despite our efforts, other parties may attempt to disclose, obtain or use our technologies.  Our competitors may also be able to independently develop products that are substantially equivalent or superior to our products or slightly modify our patents.  In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the United States.  As a result, we may not be able to protect our proprietary rights adequately in the United States or abroad.

We have engaged in litigation in the past and litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others.  Litigation may also be necessary to defend against claims of infringement or invalidity by others.  An adverse outcome in litigation or any similar proceedings could subject us to significant liabilities, require us to license disputed rights from others or require us to cease marketing or using certain products or technologies.  We may not be able to obtain any licenses on acceptable terms, if at all.  We also may have to indemnify certain customers if it is determined that we have infringed upon or misappropriated another party’s intellectual property.  The cost of addressing any intellectual property litigation claim, both in legal fees and expenses, and the diversion of management resources, regardless of whether the claim is valid, could be significant and could materially harm our business, financial condition and results of operations.

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

In an effort to reduce manufacturing costs, we have outsourced the production of certain parts and components, as well as finished goods in our product lines, to a number of overseas suppliers.  While we believe alternative sources for the production of these products are available, we have selected these particular manufacturers based on their ability to consistently produce these products per our specifications, ensuring the best quality product at the most cost effective price.  We depend on our suppliers to satisfy performance and quality specifications and to dedicate sufficient production capacity within scheduled delivery times.  Although we maintain contracts with selected suppliers, we may be vulnerable to unanticipated price increases, payment term changes and product shortages.  Accordingly, the loss of all or one of these suppliers or delays in obtaining shipments could have a material adverse effect on our operations until such time as an alternative supplier could be found.   We may be subject to various import duties applicable to materials manufactured in foreign countries and may be affected by various other import and export restrictions, as well as other considerations or developments impacting upon international trade, including economic or political instability, shipping delays and product quotas.  These international trade factors will, under certain circumstances, have an impact on the cost of components, which will have an impact on the cost to us of the manufactured product and the wholesale and retail prices of our products.

If the companies to which we outsource the manufacture of our products fail to meet our requirements for quality, quantity, and timeliness, our revenue and reputation in the marketplace could be harmed.

We outsource a significant portion of the manufacture and assembly of our products.  We currently depend on a small number of contract manufacturers to manufacture our products at plants in various locations throughout the world, primarily in the United States, Mexico, China and Taiwan.  These manufacturers supply most of the necessary raw materials and provide all necessary facilities and labor to manufacture our products.  We currently do not have long-term contracts with all of these manufacturers.  If these companies were to terminate their arrangements with us without adequate notice, or fail to provide the required capacity and quality on a timely basis, we would be unable to manufacture and ship our lighting products until replacement manufacturing services could be obtained.  To qualify a new contract manufacturer, familiarize it with our products, quality standards and other requirements, and commence volume production is a costly and time-consuming process.  If it became necessary to do so, we may not be able to establish alternative manufacturing relationships on acceptable terms.

Our reliance on contract manufacturers involves certain additional risks, including the following:

•	lack of direct control over production capacity and delivery schedules,
•	lack of direct control over quality assurance, manufacturing yields, and production costs,
•	risk of loss of inventory while in transit from China, Mexico and Taiwan, and
•
risks associated with international commerce, particularly with China, Mexico and Taiwan, including unexpected changes in legal and regulatory requirements, changes in tariffs and trade policies, risks associated with the protection of intellectual property and political and economic instability.

Any interruption in our ability to manufacture and distribute products could result in delays in shipment, lost sales, reductions in revenue and damage to our reputation in the market, all of which would adversely affect our business.

We depend on independent distributors and sales representatives for a substantial portion of our net sales, and the failure to manage our relationships with these third parties, or the termination of these relationships, could cause our net sales to decline and harm our business.

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

For the solutions segment of our business, we generally enter into fixed price contracts.  Fixed price contracts require us to perform a contract for a specified price regardless of our actual costs.  As a result, the profit that we realize on a contract is dependent on the extent to which we successfully manage our costs.  Cost overruns, whether due to inefficiency, inaccurate estimates or other factors, result in lower profit or a loss on a project.  A majority of our contracts are based on cost estimates that are subject to a number of assumptions.  If our estimates of the risks, revenues or costs prove inaccurate or circumstances change, we may incur a lower profit or a loss on that project.

Additionally, we recognize certain contract revenues, including revenues from our solutions segment, using the percentage-of-completion method.  Under this method, percentage-of-completion is determined by relating the actual cost of the work performed to date to the current estimated total cost of the respective contracts.  When the estimate on a contract indicates a loss, we record the entire loss during the accounting period in which it is estimable.  In the ordinary course of business, at a minimum on a quarterly basis, we prepare updated estimates of the total forecasted revenue, cost and profit or loss for each contract.  The cumulative effect of revisions in estimates of the total forecasted revenue and costs during the course of the work is reflected in the accounting period in which the facts that caused the revision become known.  To the extent that these revisions result in a reduction in revenue, we recognize a credit or a charge against current earnings, which could be material.

Our business may suffer if we fail to comply with government contracting laws and regulations.

We derive a portion of our revenues from direct and indirect sales to U.S., state, local, and foreign governments and their respective agencies. Such contracts are subject to various procurement laws and regulations, and contract provisions relating to their formation, administration and performance. Failure to comply with these laws, regulations or provisions in our government contracts could result in the imposition of various civil and criminal penalties, termination of contracts, forfeiture of profits, suspension of payments, or suspension from future government contracting. If our government contracts are terminated, if we are suspended from government work, or if our ability to compete for new contracts is adversely affected, our business could suffer.

An inability to obtain bonding could limit the number of solutions segment projects we are able to pursue.

As is customary in the construction business, we are often required to provide surety bonds to secure our performance under construction contracts.  Our ability to obtain surety bonds primarily depends upon our capitalization, working capital, past performance, management expertise and other external factors, including the overall capacity of the surety market.  Surety companies consider such factors in relation to the amount of our backlog and their underwriting standards, which may change from time to time.  The surety industry has undergone significant changes with several companies withdrawing completely from the industry or significantly reducing their bonding commitment.  In addition, certain reinsurers of security risk have limited their participation in this market.  Therefore, we could be unable to obtain surety bonds when required, which could adversely affect our future results of operations and revenues.

We have international sales and are subject to risks associated with operating in international markets.

For the years ending December 31, 2012, net sales of our products outside of the United States represented 10% of our total net sales.  We generally provide technical expertise and limited marketing support, while our independent international distributors generally provide sales staff, local marketing, and product services.  We believe our international distributors are better able to service international markets due to their understanding of local market conditions and best business practices.  International business operations are subject to inherent risks, including, among others:

•	unexpected changes in regulatory requirements, tariffs, and other trade barriers or restrictions,
•	potentially adverse tax consequences,
•	the burdens of compliance with a wide variety of foreign laws,
•	import and export license requirements and restrictions of the United States and each other country in which we operate,
•	exposure to different legal standards and reduced protection for intellectual property rights in some countries,
•	currency fluctuations and restrictions, and
•	political, social, and economic instability, including war and the threat of war, acts of terrorism, pandemics, boycotts, curtailment of trade or other business restrictions.

We may not fully recognize the anticipated revenue reported in our backlog.

The contracts we enter into for our solutions segment can be relatively large and typically range in the amount of $0.1 million to as much as $4.0 million.  As of December 31, 2012, our solutions segment backlog of uncompleted work was $1.3 million.  We include a project in our backlog when a contract is awarded or a letter of intent is obtained.  The revenue projected in our backlog may not be realized or may not result in the revenue or profits expected.  If a project included in our backlog is canceled, suspended or the scope of work is reduced, it would result in a reduction to our backlog, which could affect the revenues and profits realized.  If a customer should cancel a project, we may be reimbursed for costs expended to date but would have no contractual right to the total projected revenues included in our backlog.  Cancellations or delays of significant projects could have a material adverse effect on future revenues, profits and cash flows.

If we are unable to attract or retain qualified personnel, our business and product development efforts could be harmed.

To a large extent, our future success will depend on the continued contributions of certain employees, such as our current Chief Executive Officer, Chief Financial Officer and Chief Operating Officer.  These and other key employees may be difficult to replace.  Our future success will also depend on our ability to attract and retain qualified technical, sales, marketing, and management personnel, for whom competition is very intense.  The loss of, or failure to attract, hire and retain any such persons could delay product development cycles, disrupt our operations, or otherwise harm our business or results of operations.  We have been successful in hiring experienced energy solutions salespeople from leading firms in the industry, but if these individuals are not successful in achieving our expectations, then planned sales may not occur and the anticipated net sales may not be realized.

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

Moreover, although not legally required to do so, we strive to obtain certification for substantially all our products.  In the United States, we seek certification on substantially all of our products from Underwriters Laboratories (UL®) or Intertek Testing Services (ETL®). Where appropriate in jurisdictions outside the United States and Europe, we seek to obtain other similar national or regional certifications for our products.  Although we believe that our broad knowledge and experience with electrical codes and safety standards have facilitated certification approvals, we cannot ensure that we will be able to obtain any such certifications for our new products or that, if certification standards are amended, that we will be able to maintain such certifications for our existing products.  Moreover, although we are not aware of any effort to amend any existing certification standard or implement a new certification standard in a manner that would render us unable to maintain certification for our existing products or obtain ratification for new products, our net sales might be adversely affected if such an amendment or implementation were to occur.

We incur significant costs as a result of being a public company and our management is required to devote substantial time and financial resources to meet compliance obligations.

As a public company reporting to the Securities and Exchange Commission, we incur significant legal, accounting, investor relations, board compensation and other expenses.  We are subject to the reporting requirements of the Securities Exchange Act of 1934, and the Sarbanes-Oxley Act of 2002, including section 404 that requires that we annually evaluate and report on our systems of internal controls.  In the future, there may be material weaknesses in our internal controls that would be required to be reported in future Annual Reports on Form 10-K and/or Quarterly Reports on Form 10-Q.  A negative reaction by the equity markets to the reporting of a material weakness could cause our stock price to decline.

We could issue additional common stock or may need to request our shareholders to authorize additional shares of common stock, which might dilute the book value and market for our common stock.

We are authorized to issue 100,000,000 shares of common stock, of which 44.7 million shares were issued and outstanding, as of March 15, 2013.  An additional 32 million shares have been reserved for issuance upon exercise of stock options. warrants or conversion of convertible debt.  If or when these securities are exercised into shares of our common stock, the number of our shares of common stock outstanding will increase. Increases in our outstanding shares, and any sales of shares, could have an adverse affect on the trading activity and market price of our common stock.  Our Board of Directors has the authority, without action or vote of our shareholders, to issue a sizeable part of our authorized but unissued shares.  Such stock issuances could be made at a price that reflects a discount or a premium from the then-current trading price of our common stock.  In addition, in order to raise capital or acquire businesses in the future, we may need to issue additional securities or promissory notes that are convertible or exchangeable for shares of our common stock.  These issuances would dilute shareholders’ percentage ownership interest, which would have the effect of reducing influence on matters on which our shareholders vote, and might dilute the book value of our common stock.  Shareholders may incur additional dilution if holders of stock options, whether currently outstanding or subsequently granted, exercise those options, or if warrant holders exercise warrants purchasing shares of our common stock.  If an insufficient amount of authorized, but unissued shares of common stock exists to issue in the future in connection with subsequent equity financing or acquisition transactions, we may be required to ask our shareholders to authorize additional shares before undertaking, or as a condition to completing, a financing or acquisition transaction.  We cannot be assured that our shareholders would authorize an increase in the number of shares of our common stock.

As a “thinly-traded” stock, large sales can and have placed negative pressure on our common stock price.

Our common stock trades Over-The-Counter under the symbol EFOI.  Despite certain increases of trading volume, from time to time we experience periods when our common stock could be considered “thinly-traded.”  Additionally, we have entered into in the past or may enter into in the future, financing or acquisition transactions resulting in a large number of newly issued shares that become immediately tradable or tradable simultaneously in the future.  These factors coupled with a limited number of market makers impairs the liquidity of our stock, not only the number of shares that can be bought and sold, but also the through possible delays in the timing of transactions, and lower prices for our common stock than might otherwise prevail.  This could make it difficult or impossible for an investor to sell shares of our common stock within a desired timeframe or to obtain a desired price.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our principal executive offices are located in approximately a 25,000 square foot facility in Solon, Ohio, under a lease agreement expiring on April 30, 2014.  See Note 9, Commitments and Contingencies, to the Consolidated Financial Statements for additional information.

We also have leased facilities in Nashville, Tennessee, Pleasanton, California, and Berkshire, United Kingdom.  In addition, we have a contract manufacturing facility near Tijuana, Mexico.  We believe that our current facilities are adequate to support our current and anticipated operations.

Item 3.  Legal Proceedings

From time to time, we may be involved in legal proceedings arising from the normal course of business.  As of the date of this report, we have not received notice of any new legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

During the fourth quarter of the year ended December 31, 2012, there were no matters submitted to a vote of security holders.

Executive Officers of the Registrant

The following is the name, age, and present position of each of our executive officers, as well as all prior positions held by each of them during the last five years and when each of them was first elected or appointed as an executive officer.

Name	Age	Current Position and Business Experience

Joseph G. Kaveski	52
Chief Executive Officer and Director – May 2008 to present.  Prior to joining Energy Focus, Mr. Kaveski led his own strategic consulting business, TGL Company.  As a consultant, he worked with equity investors and publicly traded companies on strategic initiatives and planning.  Other corporations Mr. Kaveski has worked for include Johnson Controls, Inc. where he was Vice President of Energy Management Services and Strategic Projects.

Eric W. Hilliard	45
Chief Operating Officer and Vice President – November 2006 to present.  Prior to joining Energy Focus, Mr. Hilliard served in Business and Operations Management at Saint Gobain‘s Aerospace Flight Structures Division from 2002 to 2006 overseeing the global sales and operations for composite flight structure components to customers such as Embraer, Gulfstream and EADS. Other career assignments include Goodrich Aerospace, Chemical Leaman, and the HJ Heinz Company serving in operational and international roles throughout his career.

Mark J. Plush	63
Chief Financial Officer and Vice President of Finance– July 2011 to present.  Prior to joining Energy Focus, Mr. Plush served as Vice President and Chief Financial Officer with Keithley Instruments from 1998 to 2010.

Roger F. Buelow	40
Chief Technology Officer and Vice President – July 2005 to present.  Vice President of Engineering from February 2003 to July 2005.  Prior to joining Energy Focus, Mr. Buelow was the Director of Engineering at Unison Fiber Optic Lighting Systems, LLC, and was with GE Lighting.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock is traded Over-The-Counter under the symbol EFOI.  The following table sets forth the high, low, and close market prices per share for our common stock as reported by NASDAQ:

	High	Low	Close
First quarter 2012	$0.72	$0.16	$0.42
Second quarter 2012	0.44	0.23	0.24
Third quarter 2012	0.29	0.21	0.24
Fourth quarter 2012	0.27	0.16	0.16

First quarter 2011	$1.35	$0.91	$1.22
Second quarter 2011	1.16	0.38	0.48
Third quarter 2011	0.69	0.35	0.36
Fourth quarter 2011	0.47	0.17	0.20

In the second quarter of 2011, the NASDAQ Listing Qualifications Department notified the Company that the bid price of our common stock had closed at less than $1.00 per share over the previous 30 consecutive business days, and provided us with 180 days, or until November 14, 2011, to regain compliance with the NASDAQ Capital Marketing listing rule.  On November 14, 2011, the Company’s stock had not traded above $1.00 per share, and the Company was not in compliance with a second rule; shareholders’ equity was less than $5 million.  Our stock began being listed on the Over The Counter Bulletin Board (“OTCBB”) at the opening of the markets on November 29, 2011.  On December 15, 2011, NASDAQ announced that the Company’s stock was delisted.

Effective January 15, 2013, the Company’s common stock was deleted from OTCBB, as it became ineligible for quotation due to quoting inactivity under SEC Rule 15c2-11.

Market prices during the timeframe when the Company’s common stock traded on the OTCBB reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

Stockholders

There were approximately 124 holders of record of our common stock as of March 7, 2013, however, a large number of our shareholders hold their stock in “street name” in brokerage accounts.  Therefore, they do not appear on the shareholder list maintained by our transfer agent.

Dividends

We have not declared or paid any cash dividends, and do not anticipate paying cash dividends in the foreseeable future.

Shares Authorized for Issuance under Equity Compensation Plans

The following table details information regarding our existing equity compensation plans as of December 31, 2012:

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	2,184,583	2.20	3,345,667(1)

(1)	Includes 123,867 shares available for issuance under the 1994 Employee Stock Purchase Plan.

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

SELECTED CONSOLIDATED FINANCIAL DATA
(IN THOUSANDS, EXCEPT PER SHARE DATA)

YEARS ENDED DECEMBER 31,	2012	2011	2010	2009	2008
OPERATING SUMMARY
Net sales from continuing operations	$29,837	$25,752	$35,129	$12,489	$20,032
Gross profit from continuing operations	6,237	5,171	6,403	2,040	4,106
Net loss from continuing operations	(5,709)	(6,055)	(8,517)	(9,814)	(12,673)
Net loss from discontinued operations	-	-	-	(1,201)	(1,775)
Net loss	(5,709)	(6,055)	(8,517)	(11,015)	(14,448)
Net loss per share:
Basic	$(0.14)	$(0.25)	$(0.37)	$(0.70)	$(1.02)
Diluted	$(0.14)	$(0.25)	$(0.37)	$(0.70)	$(1.02)
Shares used in per share calculation:
Basic	41,322	24,669	22,791	15,763	14,182
Diluted	41,322	24,669	22,791	15,763	14,182
FINANCIAL POSITION SUMMARY
Total assets	$14,353	$13,778	$20,374	$17,378	$23,636
Cash and cash equivalents	1,181	2,136	4,107	1,062	10,568
Credit line borrowings	1,590	701	-	-	1,904
Current portion of long-term borrowings	756	855	481	-	54
Long-term borrowings	1,793	955	1,344	715	245
Shareholders' equity	825	1,468	6,658	11,505	16,789
Common shares outstanding	44,699	24,913	23,962	21,250	14,835

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Energy Focus, Inc. and its subsidiaries (the “Company”) engage in the design, development, manufacturing, marketing, and installation of energy-efficient lighting systems and solutions where we serve two segments:

•	Solutions providing turnkey, high-quality, energy-efficient lighting application alternatives primarily to the existing public-sector building market; and
•	Product providing military, general commercial and industrial lighting and pool lighting offerings, each of which markets and sells energy-efficient lighting systems.

We continue to evolve our business strategy to include providing our customers with turnkey, comprehensive energy-efficient general lighting solutions, which use, but are not limited to, our patented and proprietary technology.  Our products segment include light-emitting diode (“LED”), fiber optic, high-intensity discharge (“HID”), fluorescent tube and other highly energy-efficient lighting technologies.  Typical savings related to our current technology of the Company approximates 80% in electricity costs, while providing full-spectrum light closely simulating daylight colors.  Our strategy also incorporates continued investment into the research of new and emerging energy sources including LED and solar energy applications.

During 2011, we made major progress in our plan to reposition the Company for growth and profitability. This plan involved three major areas of focus, which included:

•	Dramatic reduction of operating expenses.
•
Receipt of a $23.1 million order for the U.S. Navy to retrofit approximately 7% of the Naval fighting fleet with LED lighting products, including Intellitube® lamps.  We invoiced the U.S. Navy $1.9 million through December 2011 for products and services related to this contract.

•	Added sales resources and broadened our customer base at Stones River Companies, LLC (“SRC”) during 2011, which helped us grow our lighting retrofit business by 10% in 2012.

During 2012, we continued to focus on these areas and reduced our spending in sales and marketing and general and administrative expenses by 8% from 2011.  We shipped an additional $2.5 million against the U.S. Navy Contract, and grew total sales by 16% from 2011.

We were awarded $2.4 million in research contracts and grants.  We were awarded approximately $0.9 million to develop next generation lighting for future U.S. Navy vessels.  Like our smaller berth light that has been sailing in the Virginia Class Nuclear submarines for almost two years, this next generation lighting will utilize a larger version of our optical wave guide technology.  In January, we were awarded $0.1 million in a subcontract under the Defense Advanced Research Projects Agency (“DARPA”) on the Manufacturable Gradient Index Optics Phase 2 BAA, where in part, we explored further optical advancements to Intellitube® technology.  In November, we were awarded a $0.2 million Phase I Small Business Innovation Research (“SBIR”) contract from the Department of Energy (“DoE”) for “Lighting Controls Software for Self-Commissioning and Optimized Energy Savings,” where we further develop the ultra low cost sensor network to compliment Intellitube®, the Company’s LED based fluorescent replacement technology.  In December, we learned that we were selected to received funding for at least a $1.2 million award by the Executive Control Board of the National Shipbuilding Research Program (“NSRP”) for the development of a “New Best” LED lighting solution for the U.S. Navy’s 2-bulb fluorescent fixture.  NSRP is a collaboration of U.S. Shipyards that focus on common issues with a goal of reducing the cost of acquiring, operating and maintaining Navy Ships.  This new best solution utilizes Energy Focus' existing Intellitube® product.

Results of Operations

The following table sets forth the percentage of net sales represented by certain items reflected on our Consolidated Statements of Operations for the years ended December 31:

	2012		2011		2010

Net sales	100.0%		100.0%		100.0%
Cost of sales	79.1		79.9		81.8
Gross profit	20.9		20.1		18.2

Operating expenses:
Research and development	1.2		(2.0)		(0.6)
Sales and marketing	19.1		24.1		18.3
General and administrative	15.6		19.7		17.4
Loss on impairment	2.2		-		0.4
Valuation of equity instruments	-		0.2		5.1
Change in estimate of contingent liabilities	(0.3)		(1.6)		-
Restructuring	-		-		0.1
Total operating expenses	37.8		40.4		40.7
Loss from operations	(16.9)		(20.3)		(22.5)

Other income (expense):
Interest expense	(1.7)		(3.3)		(1.6)
Other income (expense)	(0.5)		0.1		(0.1)

Loss before income taxes	(19.1)		(23.5)		(24.2)

Benefit from (provision for) income taxes	0.0		0.0		(0.0)

Net loss	(19.1	) %	(23.5	) %	(24.2	) %

Net sales

Our sales breakdown by business segment is as follows (in thousands):

	Year ending December 31,
	2012	2011	2010
Solutions:
Net sales - solutions segment	$10,569	$9,563	$19,763

Products:
Net sales - pool and commercial	14,948	11,911	12,265
Net sales - government products/R&D services	4,320	4,278	3,101
Total net sales - product segment	19,268	16,189	15,366

Total net sales	$29,837	$25,752	$35,129

Net sales increased 16% in 2012 from 2011, due mainly to $3.0 million of higher pool and commercial sales as the market begins to adopt LED lighting solutions.  Additionally, solutions sales for SRC increased $1.0 million, or 11%, from 2011.  Net sales decreased 27% in 2011 from 2010.  This decrease was primarily related to $10.2 million of lower solution sales for SRC, due mainly to fewer contracts from two key Energy Services Companies (“ESCOs”).  Slightly offsetting the decrease in 2011 from 2010 was an increase in government products/R&D services of $1.2 million.  The increase was due primarily to the U.S. Navy contract received in 2011; $1.9 million of which was shipped through December 2011.

International sales

We have a foreign manufacturing operation in the United Kingdom, and net sales and expenses from these operations are denominated in local currency, thereby creating exposures to changes in exchange rates.  Fluctuations in this operation’s respective currency may have an impact on our business, results of operations and financial position.  We currently do not use financial instruments to hedge our exposure to exchange rate fluctuations with respect to our international operations.  As a result, we may experience foreign currency translation gains or losses due to the volatility of other currencies compared to the United States dollar, which may positively or negatively affect our results of operations attributed to these operations.  International net sales accounted for 10.2% of net sales in 2012, compared to 15.6% in 2011, and 10.9% for 2010.  The effect of changes in currency exchange rates was not material in 2012, 2011 or 2010.  The breakdown of our global sales is as follows (in thousands):

	Years ended December 31,
	2012	2011	2010
United States Domestic	$26,798	$21,730	$31,314
International	3,039	4,022	3,815
Net sales	$29,837	$25,752	$35,129

Gross profit

Gross profit was $6.2 million, or 20.9% of net sales, in 2012, compared to $5.2 million, or 20.1%, in 2011, and $6.4 million, or 18.2% in 2010.  The increase in 2012 resulted from higher sales, as well as gross profit margin improvements from pool and commercial products where we have been working with our supply chains to improve profit margins.  Gross profit margins for the products segment was 25.0% in 2012, versus 22.5% in 2011. Gross profit margins for the solutions segment decreased 2.5 percentage points to 13.4% in 2012 from 2011 due to accepting lower margin contracts.

Gross profit decreased $1.2 million in 2011 from 2010, although increased as a percentage of net sales by 1.9 percentage points.  This was due to lower sales, partially offset by approximately a $1.0 million reduction in manufacturing overhead costs as a result of our cost reduction efforts in the products segment.  Gross profit for the product segment was 22.5% in 2011 and 19.3% in 2010, while the gross profit for the solutions segment was 15.9% in 2011 and 17.4% in 2010.

Operating expenses

Research and development

Gross research and development expenses were $3.4 million in 2012, a 24.7% decrease from $4.5 million in 2011.  The decrease was due primarily to lower project costs related to developing product for the U.S. Navy, as well as lower patent expenses and employee incentive costs, which were partially offset by higher depreciation and consultant costs.  In 2011, gross research and development increased 50.5% from $3.0 million in 2010.  This increase was due to higher salary expense, and project and consultant costs as a result of developing Intellitube® for the U.S. Navy contract.   Patent expense also increased as a result of activities related to Intellitube®.

Research and development expenses include salaries, contractor and consulting fees, supplies and materials, as well as costs related to other overhead items such as depreciation and facilities costs.  Research and development costs are expensed as they are incurred.

Total government reimbursements are the combination of revenues and credits from government contracts.

The gross and net research and development spending along with credits from government contracts is shown in the following table (in thousands):

	Year ending December 31,
Net Research & Development Spending	2012	2011	2010

Total gross research and development expenses	3,355	4,456	2,961
Cost recovery through cost of sales	(2,150)	(3,519)	(2,382)
Cost recovery and other Credits	(837)	(1,452)	(781)
Net research & development expense / (income)	$368	$(515)	$(202)

Sales and marketing

Sales and marketing expenses were $5.7 million, or 19.1% of net sales, in 2012, compared to $6.2 million, or 24.1% of net sales, in 2011. The decrease was due primarily to lower expenses in the products segment for salaries and benefits, as well as lower rent and recruiting, partially offset by higher consultant costs.  In February 2012, the Company entered into an Asian Business Development/Collaboration Agreement with Communal International Ltd.  The agreement has a 36 month term, and we expensed $270 thousand in 2012 under this agreement.  Please refer to Note 14, Related Party Transactions, to the Consolidated Financial Statements for a discussion of these transactions.

Sales and marketing expenses in 2011 decreased 3.4% from $6.4 million, or 18.3% of net sales, in 2010.  This decrease was due primarily to lower commissions in the solutions segment as a result of lower sales.  In 2011, sales and marketing expenses for solutions totaled $1.3 million versus $1.4 million in 2010.  Sales and marketing expenses for products in 2011 was $4.6 million versus $4.8 million in 2010, primarily due to lower salaries and benefits.

General and administrative

General and administrative expenses were $4.6 million, or 15.6% of net sales, in 2012 versus $5.1 million, or 19.7%, in 2011 and $6.1 million or 17.4%, in 2010.  The 8.2% decrease in 2012 was primarily due to lower amortization of intangible assets from the acquisition of SRC in the solutions segment, and lower corporate legal fees and discretionary spending.  The 17.2% decrease in 2011 was due to lower amortization of intangible assets from the acquisition of SRC, lower stock option expense, and lower legal and accounting fees.

Loss on impairment

As of December 31, 2012, we wrote off $672 thousand of goodwill related to the acquisition of SRC in Nashville, Tennessee, which occurred on December 31, 2009.  Management tests goodwill annually for impairment at the reporting unit level and determines fair value through the use of a discounted cash flow valuation model.  Based upon the historical losses incurred, it was determined that the goodwill was impaired.

Long-lived assets are reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable.  In 2010, the Company decided to relocate the Solon, Ohio commercial products operations to its facilities in Mexico and California. This decision created a “triggering event” necessitating review of its long-lived assets.  In performing the review, the Company obtained quoted market prices for similar assets while also considering market demand for these assets.  As a result of this review, the Company recorded an impairment charge of $156 thousand in 2010, which represented the difference between the fair value of the assets and their carrying value.

Valuation of equity instruments

During the first quarter of 2010, we recognized a non-cash charge of $1.4 million related to the valuation of warrants to purchase shares of our common stock acquired by The Quercus Trust (“Quercus”) in our March 2008 equity financing.  Furthermore, during the second quarter of 2010, we recognized non-cash charges of $329 thousand related to the valuation of 350,000 warrants issued to Lincoln Park Capital Partners, LLC.  In addition during 2011, we recorded non-cash charges of an additional $56 thousand relating to the valuation of our common stock issued to Lincoln Park Capital Partners, LLC.

Change in estimate of contingent liabilities

In connection with the acquisition of SRC in December 2009, the Company recorded a performance-related contingent obligation related to a 2.5% payout payable over 42 months commencing January 1, 2010 and based upon the fair value of projected annual billings of the acquired business.  The Company accrued for this contingent liability at its estimated fair value at the time of the acquisition.  In the fourth quarter of 2012 and 2011, the Company reassessed the carrying value of the contingent liability related to the 2.5% payout and, based upon revised projected future billings, subsequently recorded reductions to the contingent liability of $102 thousand and $411 thousand, respectively.  See Note 9, Commitments and Contingencies, for further information.

Restructuring

We incurred no restructuring charges during 2012 or 2011.  For the twelve months ended December 31, 2010, we recognized restructuring expenses of $26 thousand.  These expenses were associated with the relocation of manufacturing equipment and operations in Solon, Ohio to a third-party warehouse facility located in California.

Other Income and Expenses

We had interest expense of $511 thousand, $861 thousand and $573 thousand in 2012, 2011 and 2010, respectively.  Interest expense is primarily related to our debt, which includes the amortization of debt discounts.  Interest income was $2 thousand in 2012 compared to $4 thousand in 2011 and $6 thousand in 2010.

Other income (expense) consists primarily of the amortization of loan origination costs, and facility and other fees related to the line of credit agreement.

Income Taxes

We provided a full valuation allowance against our United States deferred tax assets in 2012, 2011 and 2010.  The net deferred tax assets for 2012 and 2011 were $2 thousand for our United Kingdom subsidiary, which has been profitable in prior years.  We had no net deferred liabilities at December 31, 2012 and 2011.  There were no Federal tax expenses for the United States operations in 2012, 2011 and 2010, as any expected benefits were offset by an increase in the valuation allowance.

As of December 31, 2012, the Company has a net operating loss carry-forward of approximately $70.7 million for federal, state and local income tax purposes. If not utilized, these carry-forwards will begin to expire in 2021 for federal and have begun to expire for state and local purposes.  Due to changes in the Company’s capital structure, the net operating loss carry-forward available to the Company in future years to offset future taxable liabilities may be limited under section 382 of the Internal Revenue Code (the “Code”).  We are currently reviewing the rules under this section of the Code, but believe that the limitation on our net operating loss carry-forward may be significant.

Net Loss

The net loss was $5.7 million for 2012, a 5.7% decrease from the net loss for 2011 of $6.1 million.  The net loss for 2012 includes a non-cash charge for $672 thousand for the write-off of the goodwill associated with the 2009 acquisition of SRC. The net loss recorded in 2011 decreased $2.5 million from the net loss of $8.5 million for 2010.  Included in the net loss for 2010 are non-cash charges of $2.0 million related to a charge for the impairment of long-lived assets and the valuation of equity instruments.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We have incurred substantial losses, and as of December 31, 2012, we had an accumulated deficit of $80.6 million.  Although management continues to address the issues that have historically burdened our financial performance, we may require additional financing for operating expenses, working capital and other corporate purposes.  In order for us to attain profitability and growth, we will need to improve gross margins, successfully execute our marketing and sales plans for our turnkey energy-efficient lighting solutions business, receive additional orders on and fulfill the $23.1 million U.S. Navy supply contract, and develop new technologies that result in sustainable product lines.

The following is a summary of our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows (in thousands):

	2012	2011	2010

Net cash (used in) provided by operating activities	$(6,966)	$(2,617)	$1,493

Net cash used in investing activities	$(329)	$(237)	$(282)

Proceeds from issuances of common stock, net	$4,826	$456	$669
Proceeds from exercise of stock options	-	5	8
Proceeds from other borrowings	1,500	605	1,150
Payments on other borrowings	(886)	(892)	-
Net proceeds on credit lint borrowings	889	701	-
Net cash provided by financing activities	$6,329	$875	$1,827

At December 31, 2012, our cash and cash equivalents were $1.2 million, compared to $2.1 million at December 31, 2011, and $4.1 million at December 31, 2010.  The 2012 balance included restricted cash of $252 thousand compared to $19 thousand in 2011 and $128 thousand in 2010. The restricted cash represents funds received from a grant from/for a branch of the United States government. We had $4.1 million in borrowings as of December 31, 2012 including $1.6 million outstanding on our line of credit.  This compares with $2.5 million at December 31, 2011, and $1.8 million at December 31, 2010.

Cash (Used in) Provided by Operating Activities

Net cash (used in) provided by operating activities primarily consists of net losses adjusted by non-cash items, including depreciation, amortization, stock-based compensation, loss on impairment, and the effect of changes in working capital.  In 2012, net cash used in operating activities resulted primarily from net loss of $5.7 million and a $2.7 million increase in receivables.  Day’s sales outstanding were 60 at December 31, 2012.  Cash decreased during 2011 by a net loss of $6.1 million, which was partially offset by $2.4 million of non-cash charges to net income and a $1.0 million decrease in net assets and liabilities.

Cash Used in Investing Activities

Net cash used in investing activities was for the purchase of property and equipment.  The Company expects capital expenditures in 2013 will be somewhat higher than they were in 2012.  In many cases, the expenditures are included in the funding received for our various government contracts.  We capitalize these expenditures if the equipment belongs to the Company per the contact terms and will continue to be used after the completion of the contract.

Cash Provided by Financing Activities

During the first quarter of 2012, the Company raised $4.8 million, net of issuance costs, by entering into Securities Purchase Agreements with ten investors.  Under the terms of the agreements, 19.6 million units, each consisting of one share of common stock and one-half warrant to purchase one share of commons stock were issued.  The units were priced at $0.25 each based upon a formula involving the stock’s 30-day average price prior to February 24, 2012.  Each warrant entitles the holder to purchase one share of common stock at an exercise price of $0.54.  Please refer to Note 10, Shareholders’ Equity, for a discussion of these transactions.

During the fourth quarter of 2012, the Company raised $1.5 million by entering into three-year unsecured subordinated convertible notes.  The convertible debt matures on December 31, 2015, has a 5% annual interest rate, and is convertible into common stock of the Company at a price of $0.23 per share.  Please refer to Note 8, Debt, for a discussion of this transaction.

During the first quarter of 2013, the Company embarked on a program to raise up to $3.8 million in convertible debt, and through March 6, 2013, had raised $1.7 million.  The structure of the financing consists of unsecured subordinated convertible promissory notes that mature on December 31, 2016, have a 5% annual interest rate, and are convertible into common stock of the Company at a price of $0.23 per share.  See Note 16, Subsequent Events, for a discussion of these transactions.

Credit Facilities

On December 22, 2011, the Company entered into a $4.5 million revolving line of credit with Rosenthal & Rosenthal.  The total loan amount available to us under the line of credit is equal to 85% of our net amount of eligible receivables, plus available inventory (the lesser of 50% of the lower of cost or market value of eligible inventory, or $250 thousand).  At December 31, 2012, we had $1.6 million outstanding and approximately $200 thousand available under the line of credit based upon eligible receivables and inventories balances.  The credit facility is secured by a lien on our domestic assets.  The interest rate for borrowing on accounts receivable is 8.5%, on inventories 10.0% and on overdrafts 13.0%.  Additionally, there is an annual 1% facility fee on the entire amount of the credit facility, $4.5 million, payable at the beginning of the year.  The Credit Facility is a three year agreement, expiring on December 31, 2014, unless terminated sooner.  There are liquidated damages if the Credit Facility is terminated prior to December 31, 2014, which are based on the maximum credit facility amount then in effect.  The damages are:  3% if terminated prior to the first anniversary of the closing date, 2% if terminated prior to the second anniversary of the closing date, and 1% if terminated prior to the third anniversary of the closing date.  We are required to comply with certain financial covenants, measured quarterly, including, as defined in the agreement:  a tangible net worth amount and a working capital amount.  We were in compliance with the financial covenants at December 31, 2012.

Contractual Obligations

The following summarizes our contractual obligations as of December 31, 2012, consisting of current and future payments for borrowings in the United States, and minimum lease payments under operating leases (in thousands):

	United States	Non-Cancelable
	Long-Term	Operating
Year ending December 31,	Borrowings	Leases	Total
2013	$804	$591	$1,395
2014	59	212	271
2015	1,566	88	1,654
2016	72	78	150
2017 and thereafter	96	27	123
Total contractual obligations, gross	2,597	996	3,593
Less: discounts on long-term borrowings and sublease payments	(48)	-	(48)
Total contractual obligations, net	$2,549	$996	$3,545

There are additional obligations due in 2013 related to the acquisition of SRC.  For further information regarding our contractual obligations, refer to Note 8, Debt, and Note 9, Commitments and Contingencies, to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2012 or 2011.

Going Concern

Our independent public accounting firm has issued an opinion in connection with our 2012 Annual Report on Form 10-K raising substantial doubt as to the Company’s ability to continue as a going concern.  This opinion stems from our historically poor operating performance and our historical inability to generate sufficient cash flow to meet obligations and sustain operations without obtaining additional external financing.  We remain optimistic about obtaining the funding necessary to continue as a going concern; however, there can be no assurances that this objective will be successful.  As such, the Company continues to review and pursue selected external funding sources, if necessary, to execute these objectives including, but not limited to, the following:

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

•	the current environment in capital markets combined with our capital constraints may prevent us from being able to obtain adequate debt financing,
•	financing may not be available for parties interested in pursuing the acquisition of one or more of our operating units, and
•	additional equity financing may not be available to us in the current capital environment and could lead to further dilution of shareholder value for current shareholders of record.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies, and the reported amounts of net sales and expenses in the financial statements.  Material differences may result in the amount and timing of net sales and expenses if different judgments or different estimates were utilized.  Critical accounting policies, judgments, and estimates that we believe have the most significant impact on our financial statements are set forth below:

•	revenue recognition,
•	allowances for doubtful accounts, returns and discounts,
•	impairment of long-lived assets,
•	valuation of inventories,
•	accounting for income taxes, and
•	share-based compensation.

Revenue Recognition

Revenue is recognized when it is realized or realizable, has been earned, and when all of the following has occurred:

•	persuasive evidence or an arrangement exists (e.g., a sales order, a purchase order, or a sales agreement),
•	shipment has occurred, with the standard shipping term being F.O.B. ship point, or services provided on a proportional performance basis or installation has been completed,
•	price to the buyer is fixed or determinable, and
•	collectability is reasonably assured.

Revenues from our products segment are generally recognized upon shipping based upon the following:

•	all sales made by the Company to its customer base are non-contingent, meaning that they are not tied to that customer’s resale of products,
•	standard terms of sale contain shipping terms of F.O.B. ship point, meaning that title and risk of loss is transferred when shipping occurs, and
•	there are no automatic return provisions that allow the customer to return the product in the event that the product does not sell within a defined timeframe.

Revenues and profits from our solutions segment are generally recognized by applying percentage-of-completion for the period to the estimated profits for the respective contracts.  Percentage-of-completion is determined by relating the actual cost of the work performed to date to the current estimated total cost of the respective contracts.  When the estimate on a contract indicates a loss, the Company’s policy is to record the entire loss during the accounting period in which it is estimable.  In the ordinary course of business, at a minimum on a quarterly basis, the Company prepares updated estimates of the total forecasted revenue, cost and profit or loss for each contract.  The cumulative effect of revisions in estimates of the total forecasted revenue and costs during the course of the work is reflected in the accounting period in which the facts that caused the revision become known.  The financial impact of these revisions to any one contract is a function of both the amount of the revision and the percentage-of- completion of the contract.  Revenues from our solutions segment will generally be larger contracts and may range from three to eighteen months in duration.

In accordance with normal practices in the industry, we include in current assets and current liabilities amounts related to contracts realizable and payable.  Billings in excess of costs represents the excess of contract billings to date over the amount of contract costs and profits (or contract revenue) recognized to date on a percentage-of-completion basis.  Costs in excess of billings represents the excess of contract costs and profits (or contract revenue) recognized to date on the percentage-of-completion basis over the amount of contract billings to date on the remaining contracts.  See Note 7, Contracts in Progress, for additional information.

Revenues from research & development contracts are recognized primarily on the percentage-of-completion method of accounting.  Deferred revenue is recorded for the excess of contract billings over the amount of contract costs and profits.  Costs in excess of billings, included in prepaid and other assets, are recorded for contract costs in excess of contract billings.

We warrant our products against defects or workmanship issues.  We set up allowances for estimated returns, discounts, and warranties upon recognition of revenue and these allowances are adjusted periodically to reflect actual and anticipated returns, discounts, and warranty expenses.  These allowances are based on past history and historical trends, and contractual terms.  Our distributor’s obligation to us is not contingent upon the resale of our products and as such does not prohibit revenue recognition.

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

In 2012, the total allowance was $265 thousand, with $176 thousand related to accounts receivable and $89 thousand related to sales returns.  In 2011, the total allowance was $447 thousand, with $224 thousand related to accounts receivable and $223 thousand related to sales returns.  We review these allowance accounts periodically and adjust them accordingly for current conditions.

Long-lived Assets

Property and equipment is stated at cost and include expenditures for additions and major improvements.  Expenditures for repairs and maintenance are charged to operations as incurred.  We use the straight-line method of depreciation over their estimated useful lives of the related assets (generally two to fifteen years) for financial reporting purposes.  Accelerated methods of depreciation are used for federal income tax purposes.  When assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the Consolidated Statement of Operations.  Refer to Note 4, Property and Equipment, to the Consolidated Financial Statements for additional information.

We classify intangible assets into two categories: (1) intangible assets with definite lives subject to amortization, and (2) goodwill. We determine the useful lives of our identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors we consider when determining useful lives include the contractual term of any agreement related to the asset, the historical performance of the asset, our long-term strategy for using the asset, any laws or other local regulations which could impact the useful life of the asset, and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized, on a straight-line basis or other method which best approximates cash flows, over their useful lives, ranging from 5 to 10 years.  Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in a business acquisition.  Refer to Note 5, Goodwill and Intangible Assets, to the Consolidated Financial Statements for additional information.

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

We evaluate goodwill for impairment at least annually using the projected present value of future cash flows of the reporting unit, taking into account historical performance.  A significant amount of judgment is required in estimating fair value of the reporting unit.  Based on historical losses incurred, it was determined that goodwill was impaired, and in 2012, we wrote off the entire $672 thousand balance of goodwill, which resulted from our 2009 acquisition of SRC, as a result of our evaluation.

Valuation of Inventories

We state inventories at the lower of standard cost (which approximates actual cost determined using the first-in-first-out method) or market.  We establish provisions for excess and obsolete inventories after evaluation of historical sales, current economic trends, forecasted sales, product lifecycles, and current inventory levels.  During 2012, 2011 and 2010, we charged $217 thousand, $236 thousand, and $295 thousand, respectively, to cost of sales for excess and obsolete inventories.  Adjustments to our estimates, such as forecasted sales and expected product lifecycles, could harm our operating results and financial position.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets.  At December 31, 2012 and 2011, we have recorded a full valuation allowance against our deferred tax assets in the United States due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward.  The valuation allowance is based upon our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable.

As of December 31, 2012, the Company has a net operating loss carry-forward of approximately $70.7 million for federal, state and local income tax purposes. If not utilized, these carry-forwards will begin to expire in 2021 for federal and have begun to expire for state and local purposes.  Due to changes in the Company’s capital structure, the net operating loss carry-forward available to the Company in future years to offset future taxable liabilities may be limited under Section 382 of the Internal Revenue Code (the “Code”).  Management is currently reviewing the rules under this section of the Code, but believes that the limitation on our net operating loss carry-forward may be significant.  Refer to Note 11, Income Taxes, to the Consolidated Financial Statements for additional information.

Share-Based Payments

The cost of employee and director stock options, as well as other share-based compensation arrangements, is reflected in the Consolidated Financial Statements based on the estimated fair value of the awards on the grant date using the Black-Scholes option pricing model.  Weighted average assumptions used in the model include the expected life of the options, risk-free interest rate, and volatility.  The estimated expected life of the option is calculated based on the contractual life of the option, the vesting life of the option, and historical exercise patterns of vested options.  As our stock is thinly traded, the volatility estimates are calculated using historical pricing experience of a peer group over the most recent period corresponding do the expected term as of the grant date.  The cost is recognized over the period during which an employee or director is required to provide service in exchange for the award.

The assumptions used in calculating the fair value of share-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment.  Although we believe the assumptions and estimates we have made are reasonable and appropriate, changes in assumptions could materially impact our reported financial results.

Recently Issued Accounting Pronouncements

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

Item 7A.  Qualitative and Quantitative Disclosures About Market Risk

As of December 31, 2012, we had $97 thousand in cash held in foreign currencies based on the exchange rate at December 31, 2012.  The balances for cash held overseas in foreign currencies are subject to exchange rate risk.  We have a policy of maintaining cash balances in local currencies.  Periodically, cash will be transferred in order to repay inter-company debts.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Energy Focus, Inc.

We have audited the accompanying consolidated balance sheets of Energy Focus, Inc. and its subsidiaries (collectively the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Energy Focus, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2, the Company incurred net losses of $5,709,000, $6,055,000, and $8,517,000 during the years ended December 31, 2012, 2011, and 2010, respectively.  The continued losses, among other factors, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Plante & Moran, PLLC

Cleveland, Ohio
March 27, 2013

ENERGY FOCUS, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31,
(amounts in thousands except share and per share amounts)

	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$1,181	$2,136
Trade accounts receivable less allowances of $265 and $447, respectively	5,319	2,738
Retainage receivable	634	474
Inventories, net	2,581	2,429
Costs in excess of billings	99	171
Prepaid and other current assets	1,012	881
Total current assets	10,826	8,829

Property and equipment, net	1,800	2,105
Goodwill	-	672
Intangible assets, net	608	1,027
Collateralized assets	1,000	1,000
Other assets	119	145
Total assets	$14,353	$13,778

LIABILITIES
Current liabilities:
Accounts payable	$5,879	$5,653
Accrued liabilities	2,265	1,995
Deferred revenue	751	1,373
Billings in excess of costs	464	154
Credit line borrowings	1,590	701
Current maturities of long-term debt	756	855
Total current liabilities	11,705	10,731

Other liabilities	30	71
Acquisition-related contingent liabilities	-	553
Long-term debt	1,793	955
Total liabilities	13,528	12,310

SHAREHOLDERS' EQUITY
Preferred stock, par value $0.0001 per share:
Authorized: 2,000,000 shares in 2012 and 2011 Issued and outstanding: no shares in 2012 and 2011	-	-
Common stock, par value $0.0001 per share:
Authorized: 100,000,000 shares in 2012, and 60,000,000 shares in 2011 Issued and outstanding: 44,698,650 in 2012 and 24,913,135 in 2011	4	1
Additional paid-in capital	80,985	75,962
Accumulated other comprehensive income	460	420
Accumulated deficit	(80,624)	(74,915)
Total shareholders' equity	825	1,468
Total liabilities and shareholders' equity	$14,353	$13,778

The accompanying notes are an integral part of these financial statements.

ENERGY FOCUS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31,
(amounts in thousands except per share amounts)

	2012	2011	2010

Net sales	$29,837	$25,752	$35,129
Cost of sales	23,600	20,581	28,726
Gross profit	6,237	5,171	6,403

Operating expenses:
Research and development	368	(515)	(202)
Sales and marketing	5,696	6,200	6,415
General and administrative	4,646	5,062	6,115
Loss on impairment	672	-	156
Valuation of equity instruments	-	56	1,812
Change in estimate of contingent liabilities	(102)	(411)	-
Restructuring	-	-	26
Total operating expenses	11,280	10,392	14,322
Loss from operations	(5,043)	(5,221)	(7,919)

Other income (expense):
Interest income	2	4	6
Interest expense	(511)	(861)	(573)
Other income (expense)	(157)	21	(25)

Loss before income taxes	(5,709)	(6,057)	(8,511)

Benefit from (provision for) income taxes	-	2	(6)

Net loss	$(5,709)	$(6,055)	$(8,517)

Net loss per share - basic and diluted	$(0.14)	$(0.25)	$(0.37)

Shares used in computing net loss per share - basic and diluted	41,322	24,669	22,791

The accompanying notes are an integral part of these financial statements.

ENERGY FOCUS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the years ended December 31,
(amounts in thousands)

	2012	2011	2010

Net loss	$(5,709)	$(6,055)	$(8,517)

Other comprehensive income (loss):
Foreign currency translation adjustments	40	(3)	(51)
Comprehensive loss	$(5,669)	$(6,058)	$(8,568)

The accompanying notes are an integral part of these financial statements.

ENERGY FOCUS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31, 2012, 2011, and 2010
(amounts in thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balances at December 31, 2009	21,250	$1	$71,373	$474	$(60,343)	$11,505

Issuance of common stock under rights offering	-	-	1,421	-	-	1,421
Issuance of common stock	948	-	1,195	-	-	1,195
Issuance of common stock under employee stock option and stock purchase plans	20	-	15	-	-	15
Stock-based compensation	-	-	552	-	-	552
Stock options exercised	14	-	8	-	-	8
Warrants issued for financing	-	-	528	-	-	528
Warrants exercised	1,730	-	2	-	-	2
Foreign currency translation adjustment	-	-	-	(51)	-	(51)
Net loss	-	-	-	-	(8,517)	(8,517)
Balances, December 31, 2010	23,962	$1	$75,094	$423	$(68,860)	$6,658

Issuance of common stock	412	-	463	-	-	463
Issuance of common stock under employee stock option and stock purchase plans	157	-	47	-	-	47
Stock-based compensation	215	-	319	-	-	319
Stock options exercised	7	-	-	-	-	-
Warrants issued for financing	-	-	33	-	-	33
Warrants exercised	160	-	6	-	-	6
Foreign currency translation adjustment	-	-	-	(3)	-	(3)
Net loss	-	-	-	-	(6,055)	(6,055)
Balances, December 31, 2011	24,913	$1	$75,962	$420	$(74,915)	$1,468

Issuance of common stock	19,600	3	4,798	-	-	4,801
Issuance of common stock under employee stock option and stock purchase plans	186	-	25	-	-	25
Stock-based compensation	-	-	200	-	-	200
Foreign currency translation adjustment	-	-	-	40	-	40
Net loss	-	-	-	-	(5,709)	(5,709)
Balances, December 31, 2012	44,699	$4	$80,985	$460	$(80,624)	$825

The accompanying notes are an integral part of these financial statements.

ENERGY FOCUS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, (amounts in thousands)

	2012	2011	2010
Cash flows from operating activities:
Net loss	$(5,709)	$(6,055)	$(8,517)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on impairment	672	-	156
Depreciation	637	589	790
Stock-based compensation	200	426	878
Valuation of equity instruments	-	56	1,812
Provision for doubtful accounts receivable	147	115	44
Amortization of intangible assets	419	649	1,073
Amortization of discounts on long-term borrowings	236	574	349
Amortization of loan origination fees	113	-	-
Deferred revenue	(311)	16	1,215
Change in estimate of contingent liabilities	(102)	(411)	-
(Gain) loss on disposal of property and equipment	(3)	(11)	(22)
Changes in assets and liabilities:
Accounts receivable, inventories, and other assets	(3,158)	3,411	(1,694)
Accounts payable and accrued liabilities	(107)	(1,976)	5,409
Total adjustments	(1,257)	3,438	10,010
Net cash (used in) provided by operating activities	(6,966)	(2,617)	1,493

Cash flows from investing activities:
Proceeds from the sale of property and equipment	3	19	50
Acquisition of property and equipment	(332)	(256)	(332)
Net cash used in investing activities	(329)	(237)	(282)

Cash flows from financing activities:
Proceeds from issuances of common stock, net	4,826	456	669
Proceeds from exercise of stock options	-	5	8
Proceeds from other borrowings	1,500	605	1,150
Payments on other borrowings	(886)	(892)	-
Net proceeds on credit line borrowings	889	701	-
Net cash provided by financing activities	6,329	875	1,827

Effect of exchange rate changes on cash	11	8	7

Net (decrease) increase in cash and cash equivalents	(955)	(1,971)	3,045
Cash and cash equivalents at beginning of year	2,136	4,107	1,062
Cash and cash equivalents at end of year	$1,181	$2,136	$4,107

Classification of cash and cash equivalents:
Cash and cash equivalents	$929	$2,117	$3,979
Restricted cash held	252	19	128
Cash and cash equivalents at end of period	$1,181	$2,136	$4,107

(Continued on following page)

ENERGY FOCUS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, (amounts in thousands)

Supplemental Information	2012	2011	2010
Interest paid	$186	$328	$171
Non-cash investing and financing activities:
Fully depreciated assets disposed of	$2	$1,050	$1,548

The accompanying notes are an integral part of these financial statements.

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Nature of Operations

Energy Focus, Inc. and its subsidiaries (the “Company”) engage in the design, development, manufacturing, marketing, and installation of energy-efficient lighting systems and solutions where the Company serves two segments:

•	solutions providing turnkey, high-quality, energy-efficient lighting application alternatives primarily to the existing public-sector building market; and
•	products providing military, general commercial and industrial lighting and pool lighting offerings, each of which markets and sells energy-efficient lighting systems.

The Company continues to evolve its business strategy to include providing its customers with turnkey, comprehensive energy-efficient lighting solutions, which use, but are not limited to, its patented and proprietary technology.  The Company’s  products segment includes light-emitting diode (“LED”), fiber optic, high-intensity discharge (“HID”), fluorescent tube and other highly energy-efficient lighting technologies.  Typical savings related to current technology of the Company approximates 80% in electricity costs, while providing full-spectrum light closely simulating daylight colors.  The Company’s strategy also incorporates continued investment into the research of new and emerging energy sources including LED and solar energy applications.

2.    Summary of Significant Accounting Policies

The significant accounting policies of the Company, which are summarized below, are consistent with generally accepted accounting principles and reflect practices appropriate to the business in which the Company operates.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Estimates include, but are not limited to, the establishment of reserves for accounts receivable, sales returns, inventory obsolescence and warranty claims; the useful lives for property, equipment, and intangible assets; revenues recognized on a percentage-of-completion basis; and stock-based compensation.  In addition, estimates and assumptions associated with the determination of the fair value of financial instruments and evaluation of goodwill and long-lived assets for impairment requires considerable judgment.  Actual results could differ from those estimates and such differences could be material.

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

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Going Concern

The Company has experienced net losses of $5.7 million, $6.1 million and $8.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.  As of December 31, 2012, the Company had an accumulated deficit of $80.6 million.  Although management continues to address many of the legacy issues that have historically burdened the Company’s financial performance, the Company still faces challenges in order to reach profitability.  In order for the Company to attain profitability and growth, we will need to improve gross margins, successfully execute our marketing and sales plans for our turnkey energy-efficient solutions business, receive additional orders on and fulfill the $23.1 million U.S. Navy supply contract, develop new technologies that result in sustainable product lines, continue our cost reduction efforts throughout the Company, and continue to improve our supply chain performance.

The Company’s independent public accounting firm has issued an opinion in connection with the Company’s 2012 Annual Report on Form 10-K raising substantial doubt as to the Company’s ability to continue as a going concern.  This opinion stems from the Company’s historically poor operating performance and the Company’s historical inability to generate sufficient cash flow to meet obligations and sustain operations without obtaining additional external financing.  The Company remains optimistic about obtaining the funding necessary to continue as a going concern, however, there can be no assurances that this objective will be successful.  As such, the Company continues to review and pursue selected external funding sources, if necessary, to execute these objectives including, but not limited to, the following:

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

•	the current environment in capital markets combined with the Company’s capital constraints may prevent the Company from being able to obtain any debt financing,
•	financing may not be available for parties interested in pursuing the acquisition of one or more operating units of the Company, and
•	additional equity financing may not be available to the Company in the current capital environment and could lead to further dilution of shareholder value for current shareholders of record.

Revenue Recognition

Revenue is recognized when it is realized or realizable, has been earned, and when all of the following has occurred:

•	persuasive evidence or an arrangement exists (e.g., a sales order, a purchase order, or a sales agreement),
•	shipment has occurred, with the standard shipping term being F.O.B. ship point, or services provided on a proportional performance basis or installation have been completed,
•	price to the buyer is fixed or determinable, and
•	collectability is reasonably assured.

Revenues from the Company’s products segment business are generally recognized upon shipping based upon the following:

•	all sales made by the Company to its customer base are non-contingent, meaning that they are not tied to that customer’s resale of products,
•	standard terms of sale contain shipping terms of F.O.B. ship point, meaning that title and risk of loss is transferred when shipping occurs, and
•	there are no automatic return provisions that allow the customer to return the product in the event that the product does not sell within a defined timeframe.

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenues and profits from the Company’s solutions segment are generally recognized by applying percentage-of-completion for the period to the estimated profits for the respective contracts.  Percentage-of-completion is determined by relating the actual cost of the work performed to date to the current estimated total cost of the respective contracts.  When the estimate on a contract indicates a loss, the Company’s policy is to record the entire loss during the accounting period in which it is estimable.  In the ordinary course of business, at a minimum on a quarterly basis, the Company prepares updated estimates of the total forecasted revenue, cost and profit or loss for each contract.  The cumulative effect of revisions in estimates of the total forecasted revenue and costs during the course of the work is reflected in the accounting period in which the facts that caused the revision become known.  The financial impact of these revisions to any one contract is a function of both the amount of the revision and the percentage-of- completion of the contract.  Revenues from the Company’s solutions segment will generally be larger contracts and may range from three to eighteen months in duration.

In accordance with normal practices in the industry, the Company includes in current assets and current liabilities amounts related to contracts realizable and payable.  Billings in excess of costs represent the excess of contract billings to date over the amount of contract costs and profits (or contract revenue) recognized to date on a percentage-of-completion basis.  Costs in excess of billings represent the excess of contract costs and profits (or contract revenue) recognized to date on the percentage-of-completion basis over the amount of contract billings to date on the remaining contracts.  See Note 7, Contracts in Progress, for additional information.

Revenues from research & development contracts are recognized primarily on the percentage-of-completion method of accounting.  Deferred revenue is recorded for the excess of contract billings over the amount of contract costs and profits.  Costs in excess of billings, included in prepaid and other assets, are recorded for contract costs in excess of contract billings.

The Company warrants its products against defects or workmanship issues.   It sets up allowances for estimated returns, discounts, and warranties upon recognition of revenue, and these allowances are adjusted periodically to reflect actual and anticipated returns, discounts, and warranty expenses.  These allowances are based on past history and historical trends, and contractual terms.  Distributor’s obligation to the Company is not contingent upon the resale of its products and as such does not prohibit revenue recognition.

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company has $1.1 million in cash on deposit with financial institutions in the United States as of December 31, 2012, of which $252 thousand is designated as restricted cash and relates to funds received from a grant from/for a branch of the United States government.  The remaining cash of $97 thousand is on deposit with a European bank in the United Kingdom.

Inventories

The Company states inventories at the lower of standard cost (which approximates actual cost determined using the first-in-first-out method) or market.  The Company establishes provisions for excess and obsolete inventories after evaluation of historical sales, current economic trends, forecasted sales, product lifecycles, and current inventory levels.  Charges to cost of sales for excess and obsolete inventories amounted to $217 thousand, $236 thousand and $295 thousand in 2012, 2011 and 2010, respectively.

Accounts Receivable

The Company’s customers currently are concentrated in the United States and Europe.  In the normal course of business, the Company extends unsecured credit to its customers related to the sale of its services and products.  Typical credit terms require payment within thirty days from the date of delivery or service.  The Company evaluates and monitors the creditworthiness of each customer on a case-by-case basis.  The Company also provides allowances for sales returns and doubtful accounts based on its continuing evaluation of its customers’ ongoing requirements and credit risk.  The Company writes-off accounts receivable when management deems that they have become uncollectible and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.  The Company does not generally require collateral from its customers.

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Retainage Receivable

The Company’s solutions segment sales are normally subject to a holdback of a percentage of the sale as retainage.  This holdback is recorded on the Company’s Consolidated Balance Sheet as “Retainage receivable.”  Retainage is a portion of the total bid price of a project that is held back by the customer until the project is complete and functioning satisfactorily according to the contract terms.  Retainage percentages typically range from 5% to 10% and are collected anywhere from three to eighteen months from the inception of the project.  For the year ended December 31, 2012 and 2011, the Company had retainage receivable from its customers totaling $634 thousand and $474 thousand, respectively.

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

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against such deferred tax assets.  At December 31, 2012, the Company has a full valuation allowance against deferred tax assets in the United States due to uncertainties related to its ability to utilize those deferred tax assets, primarily consisting of certain net operating losses carried forward. The valuation allowance is based on estimates of taxable income by jurisdiction and the periods over which its deferred tax assets could be recoverable.

As of December 31, 2012, the Company has a net operating loss carry-forward of approximately $70.7 million for federal, state and local income tax purposes. If not utilized, these carry-forwards will begin to expire in 2021 for federal and have begun to expire for state and local purposes.  Due to changes in the Company’s capital structure, the net operating loss carry-forward available to the Company in future years to offset future taxable liabilities may be limited under Section 382 of the Internal Revenue Code (the “Code”).  Management is currently reviewing the rules under this section of the Code, but believes that the limitation on the Company’s net operating loss carry-forward may be significant.  Please refer to Note 11, Income taxes, for additional information.

Collateralized Assets

The Company maintains $1.0 million of cash collateral related to the Company’s surety bonding program associated with SRC.  This cash is pledged to the surety carrier until which time the Company is able to provide sufficient alternative means of collateralization satisfactory to the surety carrier.

Fair Value Measurements

The carrying amounts of certain financial instruments including cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short maturities.  Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of long-term debt obligations also approximates fair value.

Long-Lived Assets

Property and equipment is stated at cost and include expenditures for additions and major improvements.  Expenditures for repairs and maintenance are charged to operations as incurred.  We use the straight-line method of depreciation over their estimated useful lives of the related assets (generally two to fifteen years) for financial reporting purposes.  Accelerated methods of depreciation are used for federal income tax purposes.  When assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the Consolidated Statement of Operations.  Refer to Note 4, Property and Equipment, for additional information.

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company classifies intangible assets into two categories: (1) intangible assets with definite lives subject to amortization, and (2) goodwill. We determine the useful lives of our identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors we consider when determining useful lives include the contractual term of any agreement related to the asset, the historical performance of the asset, our long-term strategy for using the asset, any laws or other local regulations which could impact the useful life of the asset, and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized, on a straight-line basis or other method which best approximates cash flows, over their useful lives, ranging from 5 to 10 years.  Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in a business acquisition.  Refer to Note 5, Goodwill and Intangible Assets, for additional information.

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

The Company evaluates goodwill for impairment at least annually using the projected present value of future cash flows of the reporting unit, taking into account historical performance.  A significant amount of judgment is required in estimating fair value of the reporting unit.  Based on historical losses incurred, it was determined that goodwill was impaired, and in 2012, we wrote off the entire $672 thousand balance of goodwill, which resulted from our 2009 acquisition of SRC, as a result of our evaluation.

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

At December 31, 2012 and 2011, four customers accounted for 75% and 44% of net accounts receivable, including retainage receivable, respectively.  For 2012 and 2011, four customers accounted for 42% and 36% of net sales, respectively.  In 2010, two customers accounted for 36% of net sales.

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

Net Loss Per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the period.  The effect of common stock equivalents is not considered as it would be anti-dilutive.

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation

The Company has recognized compensation expense based on the estimated grant date fair value method under the authoritative guidance.  Management applies the Black-Scholes option pricing model to determine the fair value of stock options and apply judgment in estimating key assumptions that are important elements of the model in expense recognition.  These elements include the expected life of the option, the expected stock-price volatility, and expected forfeiture rates.   See Note 10, Shareholders’ Equity, for additional information.

Foreign Currency Translation

The Company’s international subsidiary uses its local currency as its functional currency.  Assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense accounts are translated at average exchange rates during the year.  Resulting translation adjustments are recorded directly to “Accumulated other comprehensive income" within shareholders’ equity.  Foreign currency transaction gains and losses are included as a component of “Other (expense)/income”.  Gains and losses from foreign currency translation are included as a separate component of “Other comprehensive loss” within the Consolidated Statement of Comprehensive Income (Loss).

Advertising Expenses

The Company expenses the costs of advertising, which consists of costs for the placement of advertisements in various media. Advertising expenses were $289 thousand, $273 thousand and $206 thousand for the years ended December 31, 2012, 2011 and 2010, respectively.

Product Warranties

The Company warrants finished goods against defects in material and workmanship under normal use and service for periods generally between one and five years.   Settlement costs consist of actual amounts expensed for warranty services which are largely a result of third-party service calls, and the costs of replacement products.  A liability for the estimated future costs under product warranties is maintained for products outstanding under warranty and is included in “Accrued liabilities” in the Consolidated Balance Sheets.  The warranty activity for the respective years is as follows (in thousands):

	Year ended December 31,
	2012	2011

Balance at the beginning of the year	$100	$126
Accruals for warranties issued	143	44
Settlements made during the year (in cash or in kind)	(84)	(70)
Balance at the end of the year	$159	$100

Recent Accounting Standards and Pronouncements

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

3.   Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost determined using the first-in, first-out cost method) or market and consists of the following (in thousands):

	December 31,
	2012	2011
Raw materials	$1,649	$1,517
Finished goods	932	912
Inventories, net	$2,581	$2,429

4.    Property and Equipment

Property and equipment is stated at cost and is depreciated using the straight-line method over the estimated useful lives of the related assets and consists of the following (in thousands):

	December 31,
	2012	2011
Equipment (useful life 3 - 15 years)	$5,963	$5,831
Tooling (useful life 2 - 5 years)	2,600	2,440
Furniture and fixtures (useful life 5 years)	132	129
Computer software (useful life 3 years)	462	431
Leasehold improvements (the shorter of useful life or lease life)	633	630
Construction in progress	50	27
Property and equipment at cost	9,840	9,488
Less: accumulated depreciation	(8,040)	(7,383)
Property and equipment, net	$1,800	$2,105

Depreciation expense was $637 thousand, $589 thousand and $790 thousand for the years ending December 31, 2012, 2011 and 2010, respectively.

As a result of the Company’s efforts to reduce overhead costs and in conjunction with the renegotiation efforts related to the lease at its Solon, Ohio office, which expired April 30, 2011, the decision was made to relocate Solon, Ohio commercial products manufacturing operations to its facilities in Mexico and California.  This decision would enable the Company to reduce the square footage of the premises leased and strategically align the products segment of the Company which is located in California.  As a result of these strategic changes, the Company performed an evaluation of its property, plant and equipment at the Solon office as of December 31, 2010, as this strategic change created a “triggering event” necessitating such a review.  In performing this review, the Company obtained quoted market prices for similar assets while also considering market demand for these assets.  As a result of this review, the Company recorded an impairment charge of $156 thousand, which represented the difference between the fair value of the asset group and its carrying value and is included in the Consolidated Statements of Operations under the caption “Loss on Impairment.”

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.    Goodwill and Intangible Assets

The following table summarizes information related to net carrying value of intangible assets (in thousands):

	Amortization	December 31,
	Life (in years)	2012	2011

Goodwill		$-	$672

Definite-lived intangible assets:
Tradenames	10	350	400
Customer relationships	5	258	627
Total definite-lived intangible assets		608	1,027

Total intangible assets, net		$608	$1,699

The Company evaluates goodwill for impairment at least annually using the projected present value of future cash flows of the reporting unit, taking into account historical performance.  A significant amount of judgment is required in estimating fair value of the reporting unit.  Based on historical losses incurred, it was determined that goodwill was impaired, and in 2012, we wrote off the entire $672 thousand balance of goodwill, which resulted from our 2009 acquisition of SRC, as a result of our evaluation..

Amortization expense for intangible assets subject to amortization was $419 thousand for the year ended December 31, 2012, as compared to $649 thousand and $1,073 thousand for the years ended December 31, 2011 and 2010, respectively.  The Company amortizes tradenames on a straight-line basis over the estimated useful lives of the intangible assets.  Customer relationships are amortized over their expected useful lives on an accelerated method that approximates the cash flows associated with those relationships.  Based on the carrying value of amortized intangible assets, the Company estimates amortization expense for future years to be as follows (in thousands):

Year ending December 31,	Amount
2013	$253
2014	105
2015	50
2016	50
2017	50
2018 and thereafter	100
Total amortization expense	$608

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.    Accrued Liabilities (Current):

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2012	2011
Accrued sales commissions and incentives	$514	$395
Accrued warranty expense	159	100
Accrued professional fees	153	161
Accrued employee benefits	319	296
Accrued interest	87	13
Accrued taxes	162	202
Accrued performance-related contingent consideration	728	351
Accrued subcontractor services	-	286
Accrued other expenses	143	191
Total accrued expenses	$2,265	$1,995

7.    Contracts in Progress

Costs and estimated earnings on contracts in progress for the year ending December 31, 2012 and 2011 are summarized in the table below (in thousands):

	December 31,
	2012	2011
Costs incurred on uncompleted contracts	$7,067	$3,193
Estimated earnings	1,330	855
Total revenues	8,397	4,048
Less: billings to date	8,762	4,031
Total	$(365)	$17

Balance sheet classification:
Costs in excess of billings on uncompleted contracts	$99	$171
Billings in excess of costs on uncompleted contracts	(464)	(154)
Total	$(365)	$17

8.    Debt

Credit Facilities

On December 22, 2011, the Company entered into a $4.5 million revolving line of credit with Rosenthal & Rosenthal.  The total loan amount available to the Company under the line of credit is equal to 85% of its net amount of eligible receivables, plus available inventory (the lesser of 50% of the lower of cost or market value of eligible inventory, or $250 thousand).  The credit facility is secured by a lien on the domestic assets of the Company.  The interest rate is 8.5% for borrowing on accounts receivable, 10.0% on inventories and 13% on overdrafts.  Additionally, there is an annual 1% facility fee on the entire amount of the credit facility payable at the beginning of the year.  The credit facility is a three year agreement, expiring on December 31, 2014, unless terminated sooner.  There are liquidated damages if the credit facility is terminated prior to December 31, 2014, which are based on the maximum credit facility amount then in effect.  The damages are:  3% if terminated prior to the first anniversary of the closing date, 2% if terminated prior to the second anniversary of the closing date, and 1% if terminated prior to the third anniversary of the closing date.  The Company is required to comply with certain financial covenants as defined in the agreement, including:  a tangible net worth amount and a working capital amount.  The Company was in compliance with the financial covenants at December 31, 2012. Borrowings under the revolving line of credit were $1.6 million and $701 thousand at December 31, 2012 and 2011, respectively, and are recorded in the Consolidated Balance Sheets as a current liability under the caption “Credit line borrowings.”

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company maintained a British pounds sterling-denominated bank overdraft facility with Lloyds Bank Plc through its United Kingdom subsidiary in the amount of £100,000, which had been renewed on an annual basis in May.  However, in May of 2012, this facility was not renewed.  The interest rate on the facility at December 31, 2011 was 3.60%, and there were no borrowing against it at that time.

Borrowings

	December 31, 2012	December 31, 2011
Unsecured Convertible Notes (1)	$1,500	$-
Convertible Promissory Note - TLC Investments LLC (2)	500	500
Cognovit Note - Keystone Ruby, LLC (3)	277	325
Letter of Credit Agreement - Mark Plush (4)	250	250
Unsecured Promissory Note - Quercus Trust (5)	70	70
Letter of Credit Agreement - Quercus Trust (6)	-	300
Secured Subordinated Promissory Note - EF Energy Partners LLC (7)	-	287
Letter of Credit Agreement - John Davenport (8)	-	250
Discounts on long-term borrowings	(48)	(172)

Subtotal	2,549	1,810

Less: Current maturies of long-term debt	(756)	(855)

Long-term debt	$1,793	$955

(1)	Notes mature on December 31, 2015, bear interest at 5%, and are convertible into common stock of the Company at $0.23 per share.
(2)
Note matures on June 30, 2013, bears interest at the Wall Street Journal Prime Rate plus two percent (2%), and is convertible into 500,000 shares of the Company’s common stock.  Additionally, as a provision to this note, if the reported closing price of a share of common stock of the Company is not equal to or greater than $2.00 for at least twenty (20) trading days between June 30, 2010 and June 30, 2013, the Company shall pay TLC an additional fee of $500 thousand on the maturity date.  The Company accrued for this contingent liability at its fair value at the time of inception of the note.  The Convertible Note is secured by a first-lien-position security interest in the assets of SRC.  See Note 9, Commitments and Contingencies.

(3)	Note matures on April 1, 2017 and bears interest at 10%. Per the terms of the note, if the Company does not renew its lease by December 31, 2013, the note becomes payable immediately.
(4)
LOC matures on August 11, 2013, and bears interest at 12.5%.  The LOC is collateralized by a cash deposit with an insurance company issuing the Company’s contract performance bonds and by 32% of the unpledged stock of Crescent Lighting, Ltd. (“CLL”), a subsidiary of the Company.  As an incentive to enter into the LOC, the Company issued five-year, detached warrants to purchase 125,000 shares of common stock at an exercise price of $0.01 per share. See Note 14, Related Party Transactions.

(5)	Note matures on June 1, 2109 and bears interest at 1%.
(6)	As of December 31, 2011, the Company was in default on this LOC as it matured on December 31, 2011. The LOC was paid in full in March 2012. The interest rate was 12.5%.
(7)	Note was to mature on March 30, 2013, but was paid in full in March 2012. The interest rate was 12.5%.
(8)
On December 21, 2011, the LOC with John Davenport was amended to extend the due date from December 31, 2011, to a month by month basis as long as interest continued to be earned at 12.5%.  The LOC was subsequently paid in March 2012.  As an incentive to enter into the LOC, the Company issued five-year, detached warrants to purchase 125,000 shares of common stock at an exercise price of $0.01 per share. See Note 14, Related Party Transactions.

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future maturities of remaining borrowings are (in thousands):

Year ending December 31,	Long-Term Debt
2013	$804
2014	59
2015	1,566
2016	72
2017	26
2018 and thereafter	70
Gross long-term borrowings	2,597
Less: discounts on long-term borrowings	(48)
Total commitment, net	2,549

Less: portion classified as current	(756)
Long-term borrowings, net	$1,793

9.    Commitments and Contingencies

The Company leases certain equipment, manufacturing, warehouse and office space under non-cancelable operating leases expiring through 2017 under which it is responsible for related maintenance, taxes, and insurance.  Future minimum non-cancelable lease commitments are as follows (in thousands):

Year ending December 31,	Minimum Lease Commitments
2013	$591
2014	212
2015	88
2016	78
2017	27
Total commitment	$996

Certain leases included above contain escalation clauses and, as such, rent expense was recorded on a straight-line basis over the term of the lease.  Net rent expense was $641 thousand, $779 thousand and $830 thousand for the years ended December 31, 2012, 2011, and 2010, respectively.

In connection with the acquisition of SRC in December 2009, the Company recorded a performance-related contingent obligation related to a 2.5% payout payable over 42 months commencing January 1, 2010 and based upon the fair value of projected annual billings of the acquired business, and a $500 thousand fee if the market price of the Company’s common stock is not equal to or greater than $2.00 per share for at least twenty trading days between June 30, 2010 and June 30, 2013.  The Company accrued for each of these contingent liabilities at their respective fair values at the time of the acquisition. For the years ending December 31, 2012, 2011 and 2010, the Company paid $186 thousand, $304 thousand and $519 thousand, respectively, relating to the 2.5% payout.

In the fourth quarter of 2012 and 2011, the Company reassessed the carrying value of the contingent liability related to the 2.5% payout and, based upon revised projected future billings, subsequently recorded reductions to the contingent liability of $102 thousand and $411 thousand, respectively, which has been recorded in the Company’s Consolidated Statements of Operations under the caption “Change in estimate of contingent liabilities.”

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.   Shareholders’ Equity

Private Placement

Between February 29, 2012 and March 2, 2012, the Company raised $4.9 million by entering into Securities Purchase Agreements with ten investors, under which it sold 19,600,000 units, each of which consists of one share of the Company’s common stock, par value $0.0001 per share, and one-half warrant to purchase one share of common stock.  The purchase price of each unit was $0.25, based on a formula involving the stock’s 30 day average price prior to February 24, 2012.  Each warrant entitles the holder to purchase one share of common stock at an exercise price of $0.54.  Each warrant is immediately separable from the unit and immediately exercisable, and expires three years from the date of issuance.  The Company used the proceeds of the offering to retire debt and for working capital purposes.  Eight of the ten investors were new investors and the largest single investment was $1.0 million.

Warrants

The Company has issued warrants in conjunction with various private placements of its common stock, debt financing arrangements and acquisitions.  There have been no warrants issued to employees, directors, or consultants for compensation purposes.

As a result of the Private Placement in 2012 discussed above, warrants that were issued in 2008 originally priced at $3.08 per share were re-priced to $1.97 per share, and warrants issued in 2009 originally price at $0.65 per share were re-priced to $0.49 per share.  The warrants were re-priced in accordance with their respective agreements, based upon a formula taking into account the dilutive effect of new share issuances and the price of those issuances relative to the number of shares outstanding prior to the issuances and the original exercise price of the warrants.

The activity relating to warrants was as follows:

	Warrants Outstanding	Weighted Average Exercise Price
Balance, December 31, 2009	4,437,639	$1.24
Warrants issued	855,000	0.50
Warrants exercised	(1,730,062)	0.01
Warrants cancelled	(271,199)	4.50
Balance, December 31, 2010	3,291,378	$1.42
Warrants issued	125,000	0.01
Warrants exercised	(160,000)	0.01
Balance, December 31, 2011	3,256,378	$1.43
Warrants issued	9,800,000	0.54
Balance, December 31, 2012	13,056,378	$0.76

Exercisable, December 31, 2012	12,856,378	$0.77

In December 2009, the Company entered into a strategic alliance with Woodstone Energy LLC (“Woodstone”), a commercial and industrial energy services company. This strategic alliance created a path for contracts totaling not less than $15 million to be issued by Woodstone to SRC.  In return for this Woodstone commitment, the Company issued 600,000 warrants.  400,000 of those warrants became exercisable by Woodstone upon the written commitment of $10 million in specific secured contracts.  The remaining 200,000 warrants will become exercisable upon the written commitment of an additional $5 million in specific secured contracts.  SRC has received approximately $4.4 million in specific secured contracts toward the additional $5 million through December 31, 2012. The warrants are exercisable at $0.49 per share and expire on December 31, 2014.

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The number of warrants and weighted average remaining life (in years) by price for both total outstanding warrants and total exercisable warrants at December 31, 2012 was as follows:

Exercise Price	Number of Shares Outstanding	Weighted Average Remaining Contactual Life	Number of Shares Exercisable	Weighted Average Remaining Contactual Life
		(in years)		(in years)
$0.01	300,000	2.7	300,000	2.7
$0.49	600,000	2.0	400,000	2.0
$0.54	9,800,000	2.2	9,800,000	2.2
$1.20	350,000	2.2	350,000	2.2
$1.97	2,006,378	0.2	2,006,378	0.2
	13,056,378	3.4	12,856,378	3.4

Stock-based Compensation

On September 30, 2008, the Company’s shareholders approved its 2008 Incentive Stock Plan (the “Plan”).  The Plan was subsequently amended in 2010 and 2012 to increase the maximum aggregate number of stock awards to 5,000,000 shares, plus any shares remaining available for grant under existing plans.  Under existing plans, only a limited number of shares remained available for grant.  The Company has two other equity-based compensation plans under which options are currently outstanding; however, no new awards may be granted under these plans as they have been terminated or have expired.  At December 31, 2012, there are 3.3 million shares available in the Plan for grant.  Generally, stock options are granted at fair market value and expire ten years after the grant date.  Employee grants generally vest in three or four years, while grants to non-employee directors generally vest in one year.  Executive officers and certain other employees have been awarded options with different vesting criteria.  The specific terms of each grant are determined by the Compensation Committee of the Company’s Board of Directors.

Stock-based compensation expense is attributed to the granting of stock options and restricted stock awards. For all stock-based awards, we recognize compensation expense using a straight-line amortization method.

The impact on our results for stock-based compensation was as follows (in thousands):

	Years ended December 31,
	2012	2011	2010

Cost of sales	$-	$-	$2
Research and development	27	37	43
Sales and marketing	27	141	96
General and administrative	146	248	737
Total stock-based compensation	$200	$426	$878

At December 31, 2012 and 2011, the Company had unamortized stock compensation expense of $228 thousand and $373 thousand, respectively.  The remaining weighted average life was approximately 1.0 and 1.3 years as of December 31, 2012 and 2011, respectively.

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

The per share weighted average fair value of stock options granted during 2012, 2011, and 2010 was $0.15, $0.47 and $0.80, respectively.  We estimate the fair value of each stock option on the date of grant using the Black-Scholes option pricing model and the following assumptions:

	2012	2011	2010
Expected life of option (years)	5.6	6.1	4.0
Risk-free interest rate	0.82%	2.36%	1.61%
Expected volatility	59.00%	56.35%	98.31%
Dividend yield	0%	0%	0%

The estimated expected life of the option is calculated based on contractual life of the option, the vesting life of the option, and historical exercise patterns of vested options.  The risk-free interest rate is based on U.S. treasury security rates corresponding to the expected term in effect as of the grant date.  As the Company’s stock is thinly traded, the volatility estimates are calculated using historical pricing experience of a peer group over the most recent period corresponding to the expected term as of the grant date.  The Company has not paid dividends in the past, and does not expect to pay dividends over the corresponding expected term as of the grant date.

Options outstanding under all plans at December 31, 2012 have a contractual life of ten years, and vesting periods between one and four years.  A summary of option activity under all plans was as follows:

	Number of Options	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2009	1,769,750	$3.63
Granted	1,115,000	1.08
Cancelled	(993,583)	1.68
Exercised	(13,750)	0.60
Outstanding at December 31, 2010	1,877,417	$3.36
Granted	1,040,000	0.84
Cancelled	(591,419)	2.99
Exercised	(7,500)	0.60
Outstanding at December 31, 2011	2,318,498	$2.28
Granted	120,000	0.27
Cancelled	(253,915)	2.22
Exercised	-	-
Outstanding at December 31, 2012	2,184,583	$2.20

Vested and Expected to Vest at December 31, 2012	2,058,833	$2.29

Exercisable at December 31, 2012	1,494,063	$2.87
\
The “Expected to Vest” option are the unvested options that remain after applying the pre-vesting forfeiture rate assumption to total unvested options.

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The options outstanding at December 31, 2012 have been segregated into ranges for additional disclosure as follows:

Range of Exercise Prices			Number of Shares Outstanding	Weighted Average Remaining Contactual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
				(in years)
$0.26	-	$0.71	729,500	8.2	$0.52	341,279	$0.56
$1.00	-	$1.40	803,333	7.5	$1.16	501,034	$1.07
$2.00	-	$3.35	248,750	5.0	$2.12	248,750	$2.12
$4.91	-	$6.45	167,000	4.5	$6.04	167,000	$6.04
$7.00	-	$11.66	236,000	2.7	$8.29	236,000	$8.29
			2,184,583	6.7	$2.20	1,494,063	2.87

Restricted Stock

In the past, the Company has issued restricted stock to Executive Officers and Director in lieu of a portion of cash compensation or Directors’ fees.  Additionally, in 2010 a key employee was issued restricted stock as a bonus.  The restricted stock was valued at the fair market value of the Company’s Common Stock on grant date, and expense was amortized over the applicable service period.

A summary of restricted stock activity was as follows:

	Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
At December 31, 2009	228,128	$0.67
Granted	392,490	1.01
Vested	(122,989)	1.51
At December 31, 2010	497,629	$0.73
Granted	114,767	0.96
Vested	(197,721)	$0.87
At December 31, 2011	414,675	$0.73
Granted	-	-
Vested	-	-
At December 31, 2012	414,675	$0.73

1994 Employee Stock Purchase Plan

A total of 600,000 shares of common stock have been reserved for issuance under the 1994 Employee Stock Purchase Plan, as amended.  The plan permits eligible employees to purchase common stock through payroll deductions at a price equal to the lower of 85% of the fair market value of the Company’s common stock at the beginning or end of the offering period.  Employees may end their participation at any time during the offering period, and participation ends automatically on termination of employment with the Company.  At December 31, 2012, 2011, and 2010, approximately 476,000, 291,000 and 134,000 shares had been issued under this plan since inception, respectively.

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.    Income Taxes

The Company files income tax returns in the United States federal jurisdiction, as well as in various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to United States federal, state, and local, or non-United States income tax examinations by tax authorities for years before 2009.  The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense when and if they become applicable.  As of December 31, 2012 and 2011, there were no accrued interest and penalties related to uncertain tax positions.

The components of the benefit from (provision for) income taxes are as follows (in thousands):

	Years ended December 31,
	2012	2011	2010
Current
Federal	$-	$-	$-
Foreign	-	12	-
State	-	2	(10)
	-	14	(10)
Deferred
Federal	-	-	-
Foreign	-	(12)	4
State	-	-	-
	-	(12)	4
Benefit from (provision for) income taxes	$-	$2	$(6)

The following table shows the geographic components of pretax income (loss) from continuing operations between United States and foreign subsidiaries (in thousands):

	December 31,
	2012	2011	2010

United States	$(5,471)	$(5,752)	$(8,410)
Foreign subsidiaries	(238)	(305)	(101)
Loss before income taxes	$(5,709)	$(6,057)	$(8,511)

The principal items accounting for the difference between income taxes computed at the United States statutory rate and the benefit from (provision for) income taxes reflected in the statements of operations are as follows:

	Years ended December 31,
	2012	2011	2010
United States statutory rate	34.0%	34.0%	34.0%
State taxes (net of federal tax benefit)	1.8%	2.7%	(0.1%)
Valuation allowance	(27.8%)	(34.4%)	(33.7%)
Other	(8.0%)	(2.3%)	(0.2%)
	0.0%	0.0%	0.0%

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are as follows (in thousands):

	December 31,
	2012	2011	2010
Allowance for doubtful accounts	$53	$60	$87
Accrued expenses and other reserves	2,197	2,264	2,146
Tax credits, deferred R&D, and other	907	656	899
Net operating loss	25,980	24,931	22,088
Valuation allowance	(29,135)	(27,909)	(25,206)
Net total deferred taxes	$2	$2	$14

Since the Company believes that it is more likely than not that the benefit from net operating loss carry-forwards will not be realized, the Company has provided a full valuation allowance against its United States deferred tax assets. The net deferred tax assets for 2012 amounted to $2 thousand and were for the Company’s United Kingdom subsidiary, which has been profitable in prior years.  The Company had no net deferred tax liabilities at December 31, 2012 and at December 31, 2011.  There were no Federal tax expenses for the United States operations in 2012, as any expected benefits were offset by an increase in the valuation allowance.

As of December 31, 2012, the Company has a net operating loss carry-forward of approximately $70.7 million for federal, state and local income tax purposes. If not utilized, these carry-forwards will begin to expire in 2021 for federal and have begun to expire for state and local purposes.  Due to changes in the Company’s capital structure, the net operating loss carry-forward available to the Company in future years to offset future taxable liabilities may be limited under Section 382 of the Internal Revenue Code (the “Code”).  Management is currently reviewing the rules under this section of the Code, but believes that the limitation on the Company’s net operating loss carry-forward may be significant.

12.    Segments and Geographic Information

The Company has two reportable segments: products segment featuring pool lighting, general commercial lighting alternatives, government products, and research and development services, each of which markets and sells lighting systems; and solutions segment providing turnkey, high-quality, energy-efficient lighting application alternatives.  The Company’s products are sold through a combination of direct sales employees, independent sales representatives, and various distributors in different geographic markets throughout the world.  The Company’s solutions sales are designed to enhance total value by positively impacting customers’ profitability, the environment, and the communities it serves.  These solutions are sold through the Company’s direct sales employees as well as our SRC subsidiary, and include not only its proprietary energy-efficient lighting solutions, but also sourced lighting systems, energy audits and service agreements.

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following summarizes the Company’s reportable segment data for periods indicated (in thousands):

	Years ended December 31,
	2012	2011	2010
Solutions:
Net sales	$10,569	$9,563	$19,763
Cost of sales	9,150	8,041	16,332
Gross profit	1,419	1,522	3,431
Operating expenses:
Sales and marketing	1,312	1,332	1,407
General and administrative	769	939	1,377
Loss on impairment	672	-	-
Total operating expenses	2,753	2,271	2,784
Segment (loss) income	$(1,334)	$(749)	$647

Products:
Net sales	$19,268	$16,189	$15,366
Cost of sales	14,450	12,540	12,394
Gross profit	4,818	3,649	2,972
Operating expenses (income):
Research and development	368	(515)	(202)
Sales and marketing	3,641	4,629	4,796
General and administrative	261	318	293
Loss on impairment	-	-	156
Restructuring	-	-	26
Total operating expenses	4,270	4,432	5,069
Segment income (loss)	$548	$(783)	$(2,097)

Reconciliation of segment (loss) income to net loss:
Segment (loss) income:
Solutions	$(1,334)	$(749)	$647
Products	548	(783)	(2,097)
Total segment loss	(786)	(1,532)	(1,450)
Operating expenses:
Sales and marketing	743	239	212
General and administrative	3,616	3,805	4,445
Valuation of equity instruments	-	56	1,812
Change in estimate of contingent liabilities	(102)	(411)	-
Total operating expenses	4,257	3,689	6,469
Other expense	(666)	(836)	(592)
Loss before income taxes	(5,709)	(6,057)	(8,511)
Benefit from (Provision for) income taxes	-	2	(6)
Net loss	$(5,709)	$(6,055)	$(8,517)

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides additional business unit gross profitability detail for the Company’s Products-based business segment for the periods indicated (in thousands):

	Years ended December 31,
	2012	2011	2010
Products segment net sales:
Pool and commercial products	$14,948	$11,911	$12,265
Government products/R&D services	4,320	4,278	3,101
Total products segment net sales	19,268	16,189	15,366

Products segment cost of sales:
Pool and commercial products	10,367	8,560	7,988
Government products/R&D services	4,083	3,980	3,104
Unallocated manufacturing overhead 1	-	-	1,302
Total products segment cost of sales	14,450	12,540	12,394

Products segment gross profit:
Pool and commercial products	4,581	3,351	4,277
Government products/R&D services	237	298	(3)
Unallocated manufacturing overhead 1	-	-	(1,302)
Total products segment gross profit	$4,818	$3,649	$2,972

1. Unallocated manufacturing overhead is defined as costs associated with the operation and shut down of the Solon manufacturing facility which was relocated to the Mexico facility; and specific expenses which are not attributable to a specific business unit but rather are calculated on the total products business segment.

A geographic summary of net sales from continuing operations is as follows (in thousands):

	Years ended December 31,
	2012	2011	2010
United States Domestic	$26,798	$21,730	$31,314
International	3,039	4,022	3,815
Net sales	$29,837	$25,752	$35,129

A geographic summary of long-lived assets, which consists of property and equipment, goodwill, and intangible assets, is as follows (in thousands):

	December 31,
	2012	2011
United States	$2,350	$3,747
International	58	57
Long-lived assets, net	$2,408	$3,804

13.    Restructuring

The Company recognized restructuring expenses of $26 thousand in 2010 associated with relocating the Company’s distribution facility from Solon, Ohio to a new distribution facility in Pleasanton, California.

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.    Related Party Transactions

On December 29, 2009, and in conjunction with the acquisition of SRC, the Company entered into Letter of Credit Agreements (“LOC’s”) with John Davenport and Quercus Trust, for $250 thousand and $300 thousand, respectively.  Mr. Davenport is a member of the Board of Directors of the Company, and at the time of the transaction, was also President of the Company,  David Gelbaum, a trustee of Quercus Trust, was a member of the Board of Directors at the time of the transaction.  These LOC’s were outstanding at December 31, 2011, but were paid in full during 2012.  Additionally, on August 11, 2011, the Company entered into a Letter of Credit agreement with Mark Plush, Chief Financial Officer of the Company, for $250 thousand.  Please refer to Note 8, Debt, for discussion of the terms of these LOC’s.

The former Vice President of SRC, who resigned on December 31, 2011, was also a minority owner in TLC Investments, LLC (“TLC”), a Tennessee limited liability company, as well as in Woodstone Energy, LLC (“Woodstone”), a Tennessee limited liability company, both of which are located in Nashville, Tennessee.  SRC renders lighting design and lighting solution services to these related parties within the scope of their ordinary business activities.  Conversely, these related parties, operating as electrical subcontractors, provide installation support services to SRC as part of their normal business.  As of January 1, 2012, TLC and Woodstone are no longer related parties of the Company.

For 2011 and 2010, related party revenue from TLC and Woodstone totaled $1.6 million and $7.0 million, respectively.  The related party receivable, including retainage, at December 31, 2011 was $408 thousand.  Subcontractor installation support services provided by these related parties totaled $6.2 million in 2011 and $14.6 million in 2010.  The related party payable at December 31, 2011 was $1.2 million.

With the acquisition of SRC, the Company entered into an agreement with the seller, TLC, whereby, SRC would be guaranteed a profit percentage of 25% on certain projects which were begun prior to the acquisition or were out for bid at the time the acquisition occurred on December 31, 2009. During 2010, a significant portion of projects were subject to this guarantee. At December 31, 2011, many of the previously described projects had been completed or were nearing completion.

In conjunction with the acquisition of SRC on December 31, 2009, the Company entered into an agreement with TLC whereby a Convertible Promissory Note (“Convertible Note”) was issued for the principal amount of $500 thousand.  TLC has the right to convert the principal of the Convertible Note, in whole, into 500,000 shares of the Company’s common stock at any time during the period commencing on June 30, 2010 and ending on the maturity date.  Additionally, as a provision to the Convertible Note, if the reported closing price of a share of the Company’s common stock shall not be equal to or greater than $2.00 for at least twenty (20) trading days between June 30, 2010 and June 30, 2013, the Company shall pay TLC an additional fee of $500 thousand on the maturity date. Please refer to Note 8, Debt, for discussion of the terms of this note.

On December 31, 2009, the Company issued to Woodstone, warrants to purchase up to 600,000 shares of the Company’s common stock. The warrants have an exercise price of $0.49 per share and expire on December 31, 2014.  400,000 of the warrants became exercisable by Woodstone upon the written commitment of $10 million in specific secured contracts.  The remaining 200,000 warrants will become exercisable upon the written commitment of an additional $5 million in specific secured contracts.  SRC has received approximately $4.4 million in specific secured contracts toward the additional $5 million through December 31, 2012.

The Company, in the agreement for the acquisition of SRC, provided for payment of a management fee to TLC for overhead expenses in support of up to $20.0 million in project billings for 2010 on projects which TLC provided installation support services.  For fiscal years after December 31, 2010, where TLC provided installation support services on projects that were pending at the date of acquisition, SRC was to pay 8% of billings as a management fee.  For the fiscal year ending December 31, 2011, the Company incurred management fees of $340 thousand.

On December 12, 2012, the Board of Directors of the Company appointed James Tu to serve as its non-executive Chairman of the Board of Directors. Mr. Tu was appointed to fill the open position created by the retirement of Paul von Paumgartten from the Company’s Board.

Mr. Tu is the Founder, Chief Executive Officer and Chief Investment Officer of 5 Elements Global Advisors, an investment advisory and management company focusing on investing in clean energy companies with breakthrough, commercialized technologies and near-term profitability potential. He is also Co-Founder of Communal International Ltd. “(Communal”), a British Virgin Islands Company dedicated to assisting clean energy solutions companies maximize their technology and product potential and gain access to global marketing, distribution licensing, manufacturing and financing resources.

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 27, 2012, the Company entered into an Asian Business Development/Collaboration Agreement with Communal International Ltd.  The agreement had a 60 month term, under which the Company was committed to pay $522,500 to Communal, all of which was paid by December 31, 2012.  The Company recorded $270 thousand of expense in 2012 under this agreement.  Additionally, during the term of the agreement, the Company will pay Communal a five percent (5%) commission on the Company’s net sales which occur within the Territory, as defined by the agreement.  The Company has incurred no commissions due under this agreement through December 31, 2012.

Effective on January 1, 2013, the Asian Business Development/Collaboration Agreement with Communal was amended to reflect the extension of the terms of the agreement for an additional 12 months, and the addition of certain services and countries in the territory covered by the agreement.  In connection with the amended and restated agreement, the Company agreed to pay an additional $425 thousand through December 2013.  After December 31, 2013, the Company may terminate the agreement upon 30 days written notice.

15.    Legal Matters

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

16.   Subsequent Events

During the first quarter of 2013, the Company has embarked on a program to raise up to $3.8 million in convertible debt and already has raised $1.7 million through March 6, 2013. The Company anticipates that a significant portion of the total amount will come from strategic investors and a multinational corporation involved in clean energy. The structure of the financing consists of unsecured, subordinated, convertible promissory notes that mature on December 31, 2016, have a five percent annual interest rate, and are convertible into common stock of the Company at the rate of $0.23 per share.  This conversion price represents an approximately 12% premium to the average closing price of the common stock during the period from February 1 to March 6, 2013.  The terms of this financing are substantially the same as those the Company entered into on December 13, 2012 as part of its $1.5 million convertible debt issuance.  The Company’s Board of Directors has approved this financing.

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplementary Financial Information to Item 8

The following table sets forth our selected unaudited financial information for the four quarters in the periods ended December 31, 2012 and 2011, respectively.  This information has been prepared on the same basis as the audited financial statements and, in the opinion of management, contains all adjustments necessary for a fair presentation thereof.

Any variations from year-to-date amounts reported in this table are a result of rounding.

QUARTERLY FINANCIAL DATA (UNAUDITED)
(amounts in thousands, except per share amounts)

2012	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$8,959	$7,904	$7,672	$5,302
Gross profit	1,789	1,959	1,704	785
Net loss	(2,014)	(928)	(900)	(1,867)
Net loss per share:
Basic	$(0.05)	$(0.02)	$(0.02)	$(0.06)
Diluted	$(0.05)	$(0.02)	$(0.02)	$(0.06)

2011	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$6,053	$6,046	$8,193	$5,460
Gross profit	1,249	1,215	1,548	1,159
Net loss	(610)	(1,459)	(1,173)	(2,813)
Net loss per share:
Basic	$(0.02)	$(0.07)	$(0.04)	$(0.12)
Diluted	$(0.02)	$(0.07)	$(0.04)	$(0.12)

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

Based upon our evaluation under the COSO framework, management concluded that its internal control over financial reporting was effective as of December 31, 2012.

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

Item 9B.  Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Directors

The information regarding our directors is set forth under the caption “Election of Directors” in our Proxy Statement for our 2013 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference.

There were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors during 2012.

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

Code of Ethics

We have adopted a Code of Ethics and Business Conduct, which applies to all of our directors, officers, and employees. Our Code of Ethics and Business Conduct is on our website at http://www.efoi.com.  Any person may receive a copy free of charge by writing to us at Energy Focus, Inc., 32000 Aurora Road, Solon, Ohio 44139, Attention: Secretary.

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

(2) Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts is set forth below.  All other schedules are omitted either because theyare not applicable or the required information is shown in the financial statements or the notes.

SCHEDULE II
ENERGY FOCUS, INC.
SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
(amounts in thousands)

	Balance at	Charges to		Balance
	Beginning	Revenue/		at End
Description	of Year	Expenses	Deductions	of Year
Year ended December 31, 2012
Allowance for doubtful accounts and returns	$447	$309	$491	$265
Valuation allowance for deferred tax assets	27,909	1,226	-	29,135
Year ended December 31, 2011
Allowance for doubtful accounts and returns	$446	$343	$342	$447
Valuation allowance for deferred tax assets	25,206	2,703	-	27,909
Year ended December 31, 2010
Allowance for doubtful accounts and returns	$395	$291	$240	$446
Valuation allowance for deferred tax assets	22,209	2,997	-	25,206

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
Joseph G. Kaveski
Chief Executive Officer
Date: March 27, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 2013.

Signature	Title

/s/ Joseph G. Kaveski	Chief Executive Officer and Director
Joseph G. Kaveski	(Principal Executive Officer)

/s/ Mark J. Plush	Vice President of Finance and Chief Financial Officer
Mark J. Plush	(Principal Financial and Accounting Officer)

*/s/ James Tu	Chairman of the Board of Directors
James Tu

*/s/ Jennifer Cheng	Director
Jennifer Cheng

/s/ Simon Cheng	Director
Simon Cheng

*/s/ John M. Davenport	Director
John M. Davenport

*/s/ J. James Finnerty	Director
J. James Finnerty

*/s/ R. Louis Schneeberger	Director
R. Louis Schneeberger

* The undersigned, by signing his name, signs this Report on March 27, 2013 on behalf of the above officers and directors pursuant to a Power of Attorney executed by them and filed as an exhibit to this Report.

By:/s/ JOSEPH G. KAVESKI
Joseph G. Kaveski, Attorney-in-Fact.

EXHIBIT INDEX

Exhibit Number	Description of Documents

3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2012).
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

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 27, 2006).
4.2	Form of Warrant for the purchase of shares of common stock (incorporated by reference to Exhibit 1.2 to the Registrant’s Current Report on Form 8-K filed on March 19, 2008).
4.3
Common Stock Purchase Warrant No. 2009SRCW-01 for the purchase of 600,000 shares of common stock dated December 31, 2009 in the name of Woodstone Energy, LLC (incorporated by reference to Exhibit 4.8 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2010).

4.4
Form of Common Stock Purchase Warrant for the purchase of shares of common stock dated as of December 29, 2009 (incorporated by reference to Exhibit 4.9 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2010).

4.5
Form of Common Stock Purchase Warrant No. 2010LPCW-01 for the purchase of 350,000 shares of common stock (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 19, 2010).

4.6
Form of Common Stock Purchase Warrant for the purchase of shares of common stock dated as of March 30, 2010 (incorporated by reference to Exhibit 4.11 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2010).

4.7
Form of Common Stock Purchase Warrant for the purchase of shares of common stock dated as of February 27, 2012 (incorporated by reference to Exhibit 4.7 to the Registrant's Annual Report on Form 10-K filed on March 30, 2012).

10.1*	1994 Employee Stock Purchase Plan, as amended (filed with this report).
10.2
Production Share Agreement dated October 9, 2003 among the Registrant, North American Production Sharing, Inc., and Industrias Unidas de B.C., S.A. de C.V. (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2004).

10.3
First Amendment to Production Share Agreement, effective as of August 17, 2005, among the Registrant, North American Production Sharing, Inc., and Industrias Unidas de B.C., S.A. de C.V. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 25, 2005).

10.4*	Form of Indemnification Agreement for directors and officers of the Registrant (incorporated by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K filed on March 16, 2007).
10.5	Form of Securities Purchase Agreement dated as of March 14, 2008 (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on March 19, 2008).
10.6*
1994 Stock Option Plan, amended as of May 24, 2000 (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-52042) filed on December 18, 2000).

10.7*	2004 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-122-686) filed on February 10, 2005).
10.8*	2008 Incentive Stock Plan, as amended (incorporated by reference from Appendix B to the Registrant’s Preliminary Proxy Statement on Form PRER14A filed on June 8, 2012).
10.9
Member Interest Purchase Agreement among the Registrant and TLC Investments, LLC, Jamie Hall, and Robert E. Wilson dated December 31, 2009 (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2010).

10.10
Convertible Promissory Note from the Registrant to TLC Investments, LLC, Jamie Hall, and Robert E. Wilson dated December 31, 2009 (incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2010).

10.11
Warrant Acquisition Agreement between the Registrant and Woodstone Energy, LLC dated December 31, 2009 (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2010).

10.12	Form of Bonding Support Agreement dated as of December 29, 2009 (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2010).
10.13
Form of Warrant Acquisition Agreement for bonding support dated as of December 29, 2009 (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2010).

10.14*
Form of Agreement of Confidentiality and Non-Competition for employees including officers (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2010).

10.15
Purchase Agreement between the Registrant and Lincoln Park Capital Fund, LLC dated March 17, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 19, 2010).

10.16
Registration Rights Agreement between the Registrant and Lincoln Park Capital Fund, LLC dated March 17, 2010 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 19, 2010).

10.17
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

10.20*	Form of Management Continuity Agreement for Executive Officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 13, 2010).
10.21	Form of Notice of Stock Option Grant for 2008 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 filed on September 8, 2010).
10.22
Modification to Sublease between the Registrant and Keystone Ruby, LLC and Cognovit Promissory Note as of September 1, 2010 (incoporated by reference to Exhibit 10.29 of the Registrant's Annual Report on Form 10-K filed on March 30, 2012).

10.23
Financing Agreement between the Registrant and Rosenthal & Rosenthal, Inc. dated December 22, 2011 (incoporated by reference to Exhibit 10.30 of the Registrant's Annual Report on Form 10-K filed on March 30, 2012).

10.24
Form of Securities Purchase Agreement between the Registrant and investors dated as of February 27, 2012  (incoporated by reference to Exhibit 10.31 of the Registrant's Annual Report on Form 10-K filed on March 30, 2012).

10.25
Collaboration Agreement between the Registrant and Communal International Ltd. dated as of February 27, 2012 (incoporated by reference to Exhibit 10.32 of the Registrant's Annual Report on Form 10-K filed on March 30, 2012).

10.26	First Amendment to Collaboration Agreement between the Registrant and Communal International Ltd., dated as of January 1, 2013 (filed with this report).
10.27
Continuity Agreement dated December 30, 2009 between the Company and Joseph G. Kavesk (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on December 13, 2012).

10.28
First Amendment dated December 7, 2012 to the Continuity Agreement between the Company and Joseph G. Kavesk (incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed on December 13, 2012).

10.29	Form of Convertible Subordinated Note (incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed on December 18, 2012).

10.30	Form of Note Purchase Agreement (incorporated by reference to Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed on December 18, 2012).
10.31	Form of Convertible Subordinated Note (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on March 12, 2013).
10.32	Form of Note Purchase Agreement (incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed on March 12, 2013).
21.1	Subsidiaries of the Registrant (filed with this Report).
23.1	Consent of Plante & Moran, PLLC, Independent Registered Public Accounting Firm (filed with this Report).
24.1	Power of Attorney (filed with this Report).
31.1	Rule 13a-14(a) Certification by Chief Executive Officer (filed with this Report).
31.2	Rule 13a-14(a) Certification by Vice President of Finance and Chief Financial Officer (filed with this Report).
32.1	Section 1350 Certification of Chief Executive Officer and Vice President of Finance and Chief Financial Officer (filed with this Report).
101
The following financial information from Energy Focus, Inc. Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language):  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.