Form 10-K/A
period 2012-12-31
ENERGY FOCUS, INC/DE
filed 2013-04-24
CIK 924168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Approximate aggregate market value (on basis of closing bid price) of voting stock held by non-affiliates as of June 29, 2012: $9,432,366

Number of the registrant’s shares of common stock outstanding as of March 27, 2013:  44,698,650

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

This Amendment No.1 (this “Amendment”) to the Annual Report on Form 10-K for the year ended December 31, 2012 of Energy Focus Inc. (“Energy Focus” or the “Company”) is filed to include in the report the information required in Items 10, 11,12, 13 and 14 of Part III of Form 10-K, and update Item 9B of Part II.

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

PART II

Item 9B.  Other Information

R. Louis Schneeberger resigned from the Company's Board of Directors effective April 22, 2013.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

Directors

Biographical information concerning each of the Company's directors is set forth below:

Name	Age	Director Since	Background

Jennifer Cheng	46	2012
Ms. Cheng is the Co-founder and chairperson for The X/Y Group, a marketing enterprise that exclusively markets and distributes global consumer brand products, including JanSport and Skechers in the greater China region. Previously, Ms. Cheng was a marketing director for Molten Metal Technology, a Boston-based clean energy company that developed patented technologies and offered solutions for advanced treatment and energy recycling for hazardous radioactive waste. Ms. Cheng graduated from Fairleigh Dickinson with a Master in Business Administration and from Rutgers University with a Bachelor degree in Economics. Ms. Cheng is the sister of Simon Cheng.

Simon Cheng	39	2012
Mr. Cheng is a Managing Director of Communal International Ltd., a group assisting clean energy companies gain market access and improve supply chain efficiencies in Asia. He is also an Executive Board Director of ZW Group, a real estate and shopping center developer in China. Previously, Mr. Cheng was a Co-founder and Chief Executive Officer for The X/Y Group, a marketing enterprise that exclusively markets and distributes global consumer brand products including JanSport and Skechers in the greater China region. Mr. Cheng graduated from New York University with a Bachelor degree in Business Administration. Mr. Cheng is the brother of Jennifer Cheng.

John M. Davenport	68	2005
Mr. Davenport was President of the Company from May 2008 to July 2012. He joined the Company in November 1999 as Vice President and Chief Technology Officer and was Chief Operating Officer from July 2003 to July 2005, and Chief Executive Officer from July 2005 until May 2008. Prior to joining Energy Focus, Mr. Davenport served as President of Unison Fiber Optic Lighting Systems, LLC, from 1998 to 1999. Mr. Davenport began his career at GE Lighting in 1972 as a research physicist and thereafter served 25 years in various capacities including GE Lighting's research and development manager and as development manager for high performance LED projects. He is a recognized expert in light sources, lighting systems and lighting applications, with special emphasis in low wattage discharge lamps, electronic ballast technology and distributed lighting systems.

J. James Finnerty	62	2008
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

Joseph G. Kaveski	52	2008
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

James Tu	44	2012
Mr. Tu is the Founder, Chief Executive Officer and Chief Investment Officer of 5 Elements Global Advisors, an investment advisory and management company focusing on investing in clean energy companies with breakthrough, commercialized technologies and near-term profitability potential.  He is also Co-Founder and Managing Partner of Communal International Ltd. “(Communal”), a British Virgin Islands Company dedicated to assisting clean energy solutions companies to maximize their technology and product potential and gain access to global marketing, distribution licensing, manufacturing and financing resources.  Previously he was the Director of Investment Management of Gerstein Fisher & Associates, and an equity analyst at Dolphin Asset Management Corp.  He is also a Chartered Financial Analyst.

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

Based solely on its review of such reports filed with the SEC and written representations from the reporting persons, the Company believes that all filing requirements applicable to the Company’s executive officers and directors were complied with for 2012.  However, none of the beneficial holders owning more than 10% of the Company’s common stock as listed under the “Security Ownership of Principal Shareholders and Management” section of this Proxy Statement have filed any reports required under Section 16(a) of the Exchange Act.

Audit Committee

The Company’s Audit and Finance Committee acts as the standing audit committee of the Board of Directors, and currently consists of Mr. Finnerty.  The Audit and Finance Committee currently does not have an audit Committee financial expert as the Committee member who was the audit committee financial expert resigned from the Board of Directors effective April 22, 2013.  The Board has approved a charter for the Audit and Finance Committee.  A copy of this charter can be found on the Company’s website at http://www.efoi.com.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth information about compensation of our Chief Executive Officer, and our other two most highly compensated executive officers (our “Named Executive Officers”):

Name and Principal Position	Year	Salary ($)	Option Awards ($) (1)	All Other Compensation ($) (2)	Total ($)

Joseph G. Kaveski	2012	225,000	57,404	1,222	283,626
Chief Executive	2011	225,000	76,002	1,222	302,224
Officer

Eric W. Hilliard	2012	181,962	18,631	1,195	201,788
Chief Operating	2011	171,000	32,958	1,195	205,153
Officer

Roger F. Buelow	2012	175,050	25,025	7,213	207,288
Chief Technology	2011	163,558	34,652	7,212	205,422
Officer

(1)
The amounts set forth in this column reflect stock options granted to our Named Executive Officers.  The amounts listed are equal to the compensation cost recognized by the Company during the year indicated for financial statement purposes in accordance with Accounting Standards Codification (“ASC”) Topic Number 718, Compensation – Stock Compensation (“ASC 718”).  This valuation method values stock options granted during the indicated year and previous years.  A discussion of the assumptions used in calculating the compensation cost is set forth in Note 10 to the Consolidated Financial Statements of the Company's 2012 Annual Report on Form 10-K filed with the SEC on March 27, 2013.

(2)	The amounts set forth in this column include company contributions for life insurance policies and an automobile allowance for Mr. Buelow.

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

Compensation Philosophy and Objectives:  Our principal executive compensation policy, which is endorsed by the Committee, is to provide a compensation program that will attract, motivate and retain persons of high quality and will support a long-standing internal culture of loyalty and dedication to the interests of the Company and our stockholders.  In administering the executive compensation program, the Committee is mindful of the following principles and guidelines, which are supported by the full Board:

•   Base salaries for executive officers should be competitive.
•   A sufficient portion of annual compensation should be at risk in order to align the interests of executives with those of our stockholders.
•   The variable part of annual compensation should reflect both individual and corporate performance.
•   As a person’s level of responsibility increases, a greater portion of total compensation should be at risk and include more stock-based compensation to provide executives long-term incentives, and help to align further the interests of executives and stockholders in the enhancement of stockholder value.

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

In 2012 and 2011, no executive officer received an annual base salary increase, and Mr. Kaveski agreed to continue the voluntary salary reduction that began during 2009.  Mr. Buelow’s salary was restored effective August 22, 2011, and Mr. Hilliard’s salary was restored effective May 28, 2012.  The salary reductions are described below.

On May 29, 2009, the Company’s executive officers at that time agreed to accept 10% voluntary salary reductions for the remainder of the 2009 calendar year in exchange for the issuance of restricted shares of Common Stock as authorized under the Company’s 2008 Stock Incentive Plan.  The salary reductions were extended through December 31, 2010.  The number of restricted shares of Common Stock issued to each executive officer was equal to the dollar value of the individual’s salary reduction divided by the closing price per share of the Company’s Common Stock on May 29, 2009, December 30, 2009 and January 3, 2011.  The total number of restricted shares of Common Stock issued to executive officers, including the Named Executive Officers, was 169,547, 137,693 and 93,230, respectively.  No restricted shares were awarded and no agreement to issue such shares was made for salary reductions beyond December 31, 2010.

Base Salary: Salaries for executive officers are based on a review of salaries for similar positions requiring similar qualifications in similar industries.  In determining executive officer salaries, the Compensation Committee has approved the use by management of information from salary surveys.

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

Bonus Incentive Plan:  In 2012 and 2011, there was no bonus incentive plan in place.

Bonus Equity Incentive Plan:  The Compensation Committee administers a stock option incentive plan for executive officers.  Awards under this plan are contingent upon the Company’s attainment of specified revenue and earnings targets set by the Compensation Committee in consultation with the Chief Executive Officer.  The Company’s performance in 2011 did not meet established performance goals, and consequently, no stock options were awarded under this Plan.  Additionally, no performance grants were issued in 2012.

For 2013, a Bonus Equity Incentive Plan has been put in place.  Under the terms of the plan, the number of options that will vest for executive officers will be 25 percent, 75 percent or 100 percent of the amount granted, and is dependent upon the Company attaining revenue and earnings for 2013 relative to the annual plan approved by the Board of Directors.

Discretionary Bonuses:  In addition to bonuses under the incentive plan, each of our executive officers is eligible to receive annual cash bonuses based on determinations made by the Committee in its discretion.  The bonus may be based on the specific accomplishments of the individual or on the overall success of the Company, or both.

For 2012 and 2011, the Committee did not adopt a discretionary cash bonus plan and no such bonuses were paid to executive officers.

Stock Options:  The Compensation Committee believes that employee equity ownership provides significant motivation to executive officers to maximize value for the Company's stockholders and, therefore, periodically grants stock options under the Company's 2008 Stock Incentive Plan at the then current market price.  The Compensation Committee administers the Company’s 2008 Stock Incentive Plan.  Stock options will only have value if the Company's stock price increases over the exercise price.

The Compensation Committee grants options to executive officers after consideration of recommendations from the Chief Executive Officer.  Recommendations for options are based upon the relative position, responsibilities, and previous and expected contributions of each officer, previous option grants to such officers and customary levels of option grants for the respective position in other comparable companies.  The exercise price for Stock Options is equal to the fair market value of the Company’s Common Stock on the grant date.  Options generally vest over a four-year period at a rate of 25% per year where the first 25% vests one year from the date of grant and the remaining 75% vests equally on a monthly basis over the remaining 36 months.  The options expire 10 years from the date of grant.  On October 21, 2010, the Company’s Board of Directors authorized the immediate vesting of all stock options granted, and the immediate satisfaction or lapse of all restrictions on restricted shares granted to the Company’s employees and independent directors under the Company’s stock option plans upon a Change in Control as defined in the 2008 Incentive Stock Plan.  As of April 29, 2011, the 2008 Incentive Stock Plan was the only plan under which new options may be granted.

Our stock-based compensation policies have been impacted by the implementation of ASC 718.  Generally, ASC 718 requires all stock-based payments to employees, including grants of employee stock options, to be expensed based on their fair values over the vesting period.

Section 162(m): Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public corporations for compensation in excess of $1 million paid for any fiscal year to a company’s Chief Executive Officer or to any of the company’s other three most highly compensated executive officers (other than the Chief Financial Officer).  The statute generally exempts qualifying performance-based compensation from the deduction limit if certain conditions are met.  In determining base salary, benefits, perquisites and other compensation, the Committee considers tax deductibility, but a more important goal is to offer compensation that is competitive within our peer group.  For 2012, the Company believes that the compensation paid in 2012 to each of the other named executive officers is deductible under 162(m).

Employment agreements with Named Executive Officers:  On December 30, 2009, the Company entered into an Officer Continuity Agreement with Mr. Kaveski.  The agreement had a term of three years.  On December 7, 2012, the agreement was amended to extend it for one year through December 30, 2013.  Under the agreement, should Mr. Kaveski be involuntarily terminated (i) within three months before or one year after a change of control, or (ii) at any other time, he will be entitled to receive severance benefits for one year from the date of termination.  In addition, during the 12 month continuation period, he shall be entitled to reimbursement of the group health continuation coverage premiums for himself and his eligible dependents.

On September 13, 2005, the Company entered into a Management Continuity Agreement with Roger Buelow.  Under the agreement, Mr. Buelow would be entitled to receive severance payments equal to one month of base salary, group health coverage premiums , and automobile allowance for each year of employment in the event his employment with the Company was terminated without cause, or if he terminated his employment following a material reduction in his responsibilities inconsistent with his position and past responsibilities under certain other conditions, including following a change in control as defined in the agreement.  Mr. Buelow has been employed with the Company for 13 years.  The agreement has a term of ten years.

The following table summarizes the estimated severance payments to be made under Mr. Kaveski’s Officer Continuity Agreement and Mr. Buelow's Management Continuity Agreement at, following, or in connection with a termination of employment due to voluntary resignation, involuntary termination not for cause, death or disability, or change in control:

Employee	Voluntary Termination without Change in Control ($)	Involuntary Termination without Change in Control ($)	Death or Disability ($)	Termination with Change in Control ($)

Joseph G. Kaveski
Severance (1)	-	237,071	-	237,071

Roger F. Buelow
Severance (2)	-	209,222	-	209,222

(1)
The estimated severance payment is based on base salary at December 31, 2012. For Mr. Kaveski, the amount of severance equates to total yearly cash compensation received prior to involuntary termination for the term of twelve months from the date of involuntary termination, and $12,071 for reimbursement of group health coverage premiums for twelve months.

(2)
The estimated severance payment is based on base salary at December 31, 2012. For Mr. Buelow, the amount of severance equates to one month of base salary, group health coverage premiums, and automobile allowance for each year of employment. Mr. Buelow has been employed with the Company for 13 years.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to equity awards outstanding for the Named Executive Officers as of December 31, 2012:

	Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Un-exercisable (#)		Option Exercise Price ($)	Option Expiration Date
Joseph G. Kaveski	05/06/08	100,000	-		2.00	05/06/18
	11/24/08	100,000	-		1.37	11/24/18
	12/31/09	74,999	25,001	(1)	0.64	12/31/19
	01/18/11	71,875	78,125	(2)	1.07	01/18/21

Eric W. Hilliard	11/13/06	75,000	-		7.19	11/13/16
	04/26/07	50,000	-		6.36	04/26/17
	10/23/08	25,000	-		1.37	10/23/18
	01/18/11	47,916	52,084	(2)	1.07	01/18/21

Roger F. Buelow	02/19/03	18,750	-		3.35	02/19/13
	07/01/05	25,000	-		10.64	07/01/15
	12/06/07	25,000	-		6.06	12/06/17
	01/18/11	35,937	39,063	(2)	1.07	01/18/21
	08/05/11	66,666	133,334	(3)	0.50	08/05/21

(1)	Options vest monthly through December 31, 2013.
(2)	Options vest monthly through January 18, 2015.
(3)	Options vest monthly through August 5, 2015

Compensation of Directors

The Company uses a combination of cash and stock-based awards to attract and retain qualified candidates to serve on its Board.  In setting director compensation, it considers the significant amount of time that directors expend in fulfilling their duties, as well as the skill level required.

The following table sets forth the annual cash compensation for directors who are not also employees:

Annual Retainer	$20,000
Additional Annual Retainers:
Chairman of the Board/Lead Director	$10,000
Compensation Committee Chairman	5,000
Audit and Finance Committee Chairman	7,000
Nominating and Corporate Governance Committee Chairman	5,000

Under the terms of the Company’s 2008 Stock Incentive Plan as amended, on the first business day following the conclusion of each regular annual meeting of the Company’s stockholders, each non-employee director who was not elected to the Board for the first time at such meeting and who will continue serving as a member of the Board of Director shall receive an option to purchase 15,000 shares of Common Stock.  These options have an exercise price of 100% of the fair market value of the stock on the date of grant, become exercisable monthly over the 12-month period following the date of grant, and expire the day before the tenth anniversary of the grant date or 12 months after termination of service on the Board.  The options vest if a Change in Control occurs with respect to the Company during the optionee’s service, as defined by the 2008 Stock Incentive Plan as amended.

The following table summarizes the total compensation to non-employee directors for the year ended December 31, 2012:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)

Jennifer Cheng	8,681	1,339	10,020
Simon Cheng	8,681	1,337	10,018
J. James Finnerty	25,000	2,003	27,003
Paul von Paumgartten (2)	33,173	2,003	35,176
R. Louis Schneeberger (3)	27,000	2,003	29,003
James Tu (4)	1,071	-	1,071

(1)	The amounts represent the grant date fair value of stock options granted during 2012 computed in accordance with ASC 718.

(2)
Mr. von Paumgartten retired from the Board of Directors effective December 12, 2012.  The Company plans to enter into a marketing consulting arrangement with Mr. von Paumgartten; however, no such agreement has been consummated and $0 was accrued during 2012.

(3)	Mr. Scheneeberger resigned from the Board of Directors effective April 22, 2013.

(4)
Mr. Tu was appointed Chairman of the Board of Directors effective December 12, 2012 to fill the vacancy created by Mr. von Paumgartten’s retirement.  Mr. Tu is Founder, Chief Executive Officer and Chief Investment Officer of 5 Elements Global Advisors, and Co-Founder and Managing Partner of Communal International Ltd.  See “Certain Relationships and Related Transactions” for a discussion of compensation arrangements between the Company and Communal International Ltd.

The following table summarizes the aggregate number of stock option awards outstanding at December 31, 2012:

Name	Aggregate Number of Stock Options Outstanding (#) (1)

Jennifer Cheng	10,000
Simon Cheng	10,000
J. James Finnerty	80,000
Paul von Paumgartten	84,333
R. Louis Schneeberger	65,000
James Tu	-

(1)	The number of options vested at December 31, 2012 is as follows:

Ms. Cheng	4,166
Mr. Cheng	4,166
Mr. Finnerty	55,416
Mr. von Paumgartten	84,333
Mr. Schneeberger	40,416

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Principal Shareholders and Management

The following table sets forth certain information with respect to beneficial ownership of the Company’s Common Stock as of April 24, 2013, as to (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each of the Company’s current directors listed below, (iii) the Company’s Chief Executive Officer and each of the Company’s Named Executive Officers listed below, and (iv) all executive officers and directors of the Company listed below as a group.  Unless otherwise specified, the address for each officer and director is:  32000 Aurora Road, Solon, OH 44139.

The table should be read with the understanding that more than one person may be the beneficial owner or possess certain attributes of beneficial ownership with respect to the same securities.

	Shares Beneficially Owned
Name and Address	Number (1)		Percent of Outstanding Common Stock (1)
5% Shareholders
Costar Partners II, LLC	7,086,957	(2)	14.8%
53 East 34th Street
Paterson, New Jersey 07514
Bi Cheng	6,000,000	(3)	12.8%
No. 26 Yuantong Street
Kunming, Yunnan, China
Jag International Ltd.	6,000,000	(4)	12.8%
P.O. Box 3444, Road Town
Tortola, British Virgin Islands
5 Elements Energy Efficiencies (BVI) Ltd.	5,700,000	(5)	12.2%
P.O. Box 3444, Road Town
Tortola, British Virgin Islands
Scott E. DeSano	3,486,957	(6)	7.6%
222 Seaspray Avenue
Palm Beach, Florida 33480
Directors and Named Executive Officers
Roger R. Buelow	226,131	(7)	*
Jennifer Cheng	8,333	(8)	-
Simon Cheng	8,333	(8)	-
John M. Davenport	714,594	(9)	1.6%
J. James Finnerty	95,051	(10)	*
Eric W. Hilliard	268,629	(11)	*
Joseph G. Kaveski	508,145	(12)	1.1%
James Tu	8,400,000	(13)	17.7%

All directors and executives officers as a group	10,469,845	(14)	19.0%

(1)
Based on 44,698,650 shares outstanding as of April 24, 2013. In addition, shares issuable pursuant to options and warrants that may be exercised through June 23, 2013, as deemed to be issued and outstanding and are included in the reported beneficial holdings. These shares have been treated as outstanding in calculating the percentage ownership of the individual possessing such interest, but not for any other individuals. Thus, the number of shares considered to be outstanding for the purposes of this table varies depending on each individual's particular circumstances.

(2)
Based on a schedule 13G filed with the SEC by Costar Partners II, LLC ("Costar Partners") and William Cohen on March 22, 2012. Costar Partners and Mr. Cohen reported shared voting and shared dispostivie power over 4,000,000 shares of Comon Stock, and over 2,000,000 shares covered by warrants. Additionally, Mr. Cohen holds $250,000 of convertible debt that is convertible into shares of Common Stock beginning April 30, 2013 at $0.23 per share.

(3)
Based on a Schedule 13G filed with the SEC by Bi Cheng on April 27, 2012. Bi Cheng reported sole voting and sole dispositive power over 4,000,000 shares of Common Stock, and over 2,000,000 shares covered by warrants.

(4)
Based on a Schedule 13G filed with the SEC by Jag International Ltd. "(Jag International") on April 27, 2012. Jag International reported shares voting and shared dispositive power over 4,000,000 shares of Common Stock, and over 2,000,000 shares covered by warrants.

(5)
Based on a Schedule 13G filed with the SEC by 5 Elements Energy Efficiencies (BVI) Ltd. ("5 Elements Energy") on April 27, 2012. 5 Elements Energy reported shared voting and shared dispositive power over 3,800,000 shares of Common Stock, and over 1,900,000 shares covered by warrants. Communal International Ltd (“Communal”) is a 50 percent owner of 5 Elements Energy. James Tu is Co-Founder and Partner-In-Charge of Communal.

(6)
Based on a Schedule 13D filed with the SEC by Scott E. DeSano on April 5, 2012. Mr. DeSano reported sole voting and sole dispositive power over 2,400,000 shares. Additionally, Mr. DeSano holds $250,000 of convertible debt that is convertible into shares of Common Stock beginning April 30, 2013 at $0.23 per share.

(7)	Includes 39,153 restricted shares and 186,978 options exercisable as of June 23, 2013.

(8)	Jennifer Cheng and Simon Cheng are brother and sister. Includes 8,333 options exercisable as of June 23, 2013.

(9)	Includes 223,725 restricted shares, 294,312 options exercisable as of June 23, 2013, and 125,000 warrants exercisable.

(10)	Includes 66,666 options exercisable as of June 23, 2013.

(11)	Includes 42,508 restricted shares and 210,416 options exercisable as of June 23, 2013.

(12)	Includes 55,931 restricted shares and 376,040 options exercisable as of June 23, 2013.

(13)	Includes shares held by 5 Elements Energy described in (5) above, and 1,800,000 shares of Common Stock and 900,000 shares coverd by warrants held by 5 Elements Global Fund LP.

(14)	Includes 361,317 restricted shares, 1,246,911 options exercisable as of June 23, 2013, and 3,050,000 warrants exercisable.

Equity Compensation Plan Information

The following table sets forth information with respect to our equity compensation plans as of December 31, 2012:

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	2,184,583	$2.20	3,345,667 (1)
(1)	Includes 123,867 shares available for issuance under the 1994 Employee Stock Purchase Plan.

Item 13. Certain Relationships and Related Transactions and Director Independence

Certain Transactions

On August 11, 2011, the Company entered into a Letter of Credit Agreement (“LOC”) with Mark Plush, Chief Financial Officer of the Company, in the amount of $250,000.  The LOC has a term of 24 months and bears interest at a rate of 12.5% on the face amount.  The LOC is collateralized by a cash deposit with an insurance company issuing the Company’s contract performance bonds and by 32% of the unpledged stock of Crescent Lighting, Ltd. (“CLL”), a subsidiary of the Company.  As an incentive to enter into the LOC, the Company issued five-year, detached warrants to purchase 125,000 shares of Common Stock at an exercise price of $0.01 per share.  The warrants were approved by the Company’s stockholders at the Annual Meeting held on June 16, 2010, as part of the Issuance of Warrants to Directors and Officer who Participate in the Company’s Bonding Support Program.

On December 29, 2009, and in conjunction with the acquisition of Stones River Companies, LLC, the Company entered into a $250,000 LOC with John Davenport, a current Director.  Mr. Davenport was also and President of the Company at the time of the transaction.  The LOC has a term of 24 months and bears interest at a rate of 12.5% on the face amount.  The LOC is collateralized by a percentage of the capital stock of CLL, which in turn is based on CLL’s net worth as of November 30, 2009, and is subordinated to the senior indebtedness of the Company and CLL.  As an incentive to enter into the LOC, the Company issued five-year, detached warrants to purchase 125,000 shares of Common Stock at an exercise price of $0.01 per share.  The Company’s stockholders approved the warrants at the Annual Meeting on June 16, 2010, as described above.  On December 21, 2011, the LOC was amended to extend the due date of the LOC from December 31, 2011, on a month by month basis as long as interest continued to be earned at 12.5%.  The LOC was subsequently paid on March 5, 2012.

On December 12, 2012, the Board of Directors of the Company appointed James Tu to serve as its non-executive Chairman.  Mr. Tu is the Founder, Chief Executive Officer and Chief Investment Officer of 5 Elements Global Advisors, an investment advisory and management company managing the holdings of 5 Elements Global Fund LP, a beneficial owner of more than five percent (5%) of the Company’s Common Stock, and 5 Elements Energy Efficiency Ltd, a beneficial owner of more than ten percent (10%) of the Company’s Common Stock.  5 Elements Global Advisors focuses on investing in clean energy companies with breakthrough, commercialized technologies and near-term profitability potential.  Mr. Tu is also Co-Founder and Managing Partner of Communal International Ltd. “(Communal”), a British Virgin Islands Company dedicated to assisting clean energy solutions companies maximize their technology and product potential and gain access to global marketing, distribution licensing, manufacturing and financing resources.  Communal has a fifty percent (50%) ownership interest in 5 Elements Efficiencies (BVI) Ltd.

On February 27, 2012, the Company entered into an Asian Business Development/Collaboration Agreement with Communal International Ltd.  The agreement had a 60 month term, under which the Company paid $522,500 to Communal.  The Company recorded $270,000 of expense in 2012 under this agreement.  Additionally, during the term of the agreement, the Company will pay Communal a five percent (5%) commission on the Company’s net sales which occur within the Territory, as defined by the agreement.  The Company has incurred no commissions due under this agreement through December 31, 2012.

Effective on January 1, 2013, the Asian Business Development/Collaboration Agreement with Communal was amended to reflect the extension of the terms of the agreement for an additional 12 months, and the addition of certain services and countries in the territory covered by the agreement.  In connection with the amended and restated agreement, the Company agreed to pay an additional $425,000 through December 2013.  After December 31, 2013, the Company may terminate the agreement upon 30 days written notice.

Director Independence

The Board of Directors has determined that each of the following current directors is independent within the meaning of the listing standards of The NASDAQ Stock Market LLC:

Jennifer Cheng
Simon Cheng
J. James Finnerty

In this Amendment these three directors are referred to individually as an “Independent Director” and collectively as the “Independent Directors.”  The shares of the Company’s Common Stock are traded Over-The Counter.

Item 14. Principal Accountant Fees and Services

Plante & Moran, PLLC provided audit services to the Company for the fiscal years ending December 31, 2012 and 2011.  The following table presents fees for professional services rendered by Plante & Moran, PLLC for those years:

	Year Ending December 31,
	2012	2011
Audit Fees (1)	$292,632	$268,629
Other Fees (2)	12,390	12,104
Total Fees	$305,022	$280,733

(1)
Includes fees incurred for audit services related to quarterly reviews and audits of consolidated financial statements.  For both 2012 and 2011, the Company was not required to obtain independent public accounting firm certification of its internal control infrastructure as defined by the Sarbanes-Oxley Act.  Therefore, no fees related to the audit of Sarbanes-Oxley compliance were incurred.

(2)
Includes fees of $10,500 in 2012 and $8,948 in 2011 for services related to the filing of various registration statements with the SEC.  Remaining fees for 2012 and 2011 relate to miscellaneous consulting services.

It is the Company’s policy that all audit and non-audit services to be performed by the Company’s principal auditors be approved in advance by the Audit and Finance Committee.  The Audit and Finance Committee pre-approved all services provided by Plante & Moran, PLLC during 2012.

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
Joseph G. Kaveski
Chief Executive Officer Date: April 24, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 24, 2013.

Signature	Title

/s/ Joseph G. Kaveski	Chief Executive Officer and Director
Joseph G. Kaveski	(Principal Executive Officer)

/s/ Mark J. Plush	Vice President of Finance and Chief Financial Officer
Mark J. Plush	(Principal Financial and Accounting Officer)

*/s/ James Tu	Chairman of the Board of Directors
James Tu

*/s/ Jennifer Cheng	Director
Jennifer Cheng

*/s/ Simon Cheng	Director
Simon Cheng

*/s/ John M. Davenport	Director
John M. Davenport

*/s/ J. James Finnerty	Director
J. James Finnerty

* The undersigned, by signing his name, signs this Report on April 24, 2013 on behalf of the above officers and directors pursuant to a Power of Attorney executed by them and filed as an exhibit to this Report.

By:/s/ JOSEPH G. KAVESKI
Joseph G. Kaveski, Attorney-in-Fact.

EXHIBIT INDEX

Exhibit Number	Description of Documents

24.1	Power of Attorney (incorporated by reference from Exhibit 24.1 to the Registrant’s Annual Report on Form 10-K filed on March 27, 2013).

31.1	Rule 13a-14(a) Certification by Chief Executive Officer (filed with this Report).

31.2	Rule 13a-14(a) Certification by Vice President of Finance and Chief Financial Officer (filed with this Report).

32.1	Section 1350 Certification of Chief Executive Officer and Vice President of Finance and Chief Financial Officer (filed with this Report).