Form 10-Q
period 2013-03-31
ENERGY FOCUS, INC/DE
filed 2013-05-15
CIK 924168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to _____________

Commission file number 0-24230

ENERGY FOCUS, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3021850
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of May 10, 2013 was 44,698,650.

Item 1.   Financial Statements

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share and per share data)

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents, includes restricted cash of $135 and $252, respectively	$452	$1,181
Trade accounts receivable less allowances of $189 and $265, respectively	3,864	5,319
Retainage receivable	673	634
Inventories, net	3,113	2,581
Costs in excess of billings	97	99
Prepaid and other current assets	1,069	1,012
Total current assets	9,268	10,826

Property and equipment, net	1,763	1,800
Intangible assets, net	545	608
Collateralized assets	1,000	1,000
Other assets	119	119
Total assets	$12,695	$14,353

LIABILITIES
Current liabilities:
Accounts payable	$5,430	$5,879
Accrued liabilities	1,835	2,265
Deferred revenue	300	751
Billings in excess of costs	187	464
Credit line borrowings	1,212	1,590
Current maturities of long-term debt	780	756
Total current liabilities	9,744	11,705

Other liabilities	18	30
Long-term debt	3,528	1,793
Total liabilities	13,290	13,528

SHAREHOLDERS' EQUITY
Preferred stock, par value $0.0001 per share: Authorized: 2,000,000 shares in 2013 and 2012 Issued and outstanding: no shares in 2013 and 2012	-	-
Common stock, par value $0.0001 per share: Authorized: 100,000,000 shares in 2013 and 2012 Issued and outstanding: 44,698,650 at March 31, 2013 and December 31, 2012	4	4
Additional paid-in capital	81,031	80,985
Accumulated other comprehensive income	422	460
Accumulated deficit	(82,052)	(80,624)
Total shareholders' equity	(595)	825
Total liabilities and shareholders' equity	$12,695	$14,353

The accompanying notes are an integral part of these financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands except per share amounts)
(unaudited)

	Three months ended
	March 31,
	2013	2012

Net sales	$5,333	$5,302
Cost of sales	4,132	4,517
Gross profit	1,201	785

Operating expenses:
Research and development	37	46
Sales and marketing	1,303	1,271
General and administrative	1,066	1,154
Total operating expenses	2,406	2,471
Loss from operations	(1,205)	(1,686)

Other income (expense):
Other expense	(94)	(28)
Interest income	-	1
Interest expense	(126)	(151)

Loss before income taxes	(1,425)	(1,864)

Provision for income taxes	(3)	(3)

Net loss	$(1,428)	$(1,867)

Net loss per share - basic and diluted	$(0.03)	$(0.06)

Shares used in computing net loss per share -basic and diluted	44,699	31,621

The accompanying notes are an integral part of these financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands)
(unaudited)

	Three months ended
	March 31,
	2013	2012

Net loss	$(1,428)	$(1,867)

Other comprehensive income:
Foreign currency translation adjustments	(38)	28
Comprehensive loss	$(1,466)	$(1,839)

The accompanying notes are an integral part of these financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Three months ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,428)	$(1,867)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	162	150
Stock-based compensation	45	58
Provision for doubtful accounts receivable	(29)	24
Amortization of intangible assets	63	104
Amortization of discounts on long-term borrowings and acquisition related liabilities	44	77
Amortization of loan origination fees	28	28
Deferred revenue	(728)	216
Changes in assets and liabilities:
Accounts receivable, inventories, and other assets	753	(1,612)
Accounts payable and accrued liabilities	(868)	(2,158)
Total adjustments	(530)	(3,113)
Net cash used in operating activities	(1,958)	(4,980)

Cash flows from investing activities:
Acquisition of property and equipment	(125)	(12)
Net cash used in investing activities	(125)	(12)

Cash flows from financing activities:
Proceeds from issuances of common stock, net	-	4,827
Proceeds from other borrowings	1,750	-
Payments on other borrowings	(12)	(849)
Net (payments) proceeds on credit line borrowings	(378)	603
Net cash provided by financing activities	1,360	4,581

Effect of exchange rate changes on cash	(6)	8

Net decrease in cash and cash equivalents	(729)	(403)
Cash and cash equivalents at beginning of period	1,181	2,136
Cash and cash equivalents at end of period	$452	$1,733

Classification of cash and cash equivalents:
Cash and cash equivalents	$317	$1,661
Restricted cash held	135	72
Cash and cash equivalents at end of period	$452	$1,733

The accompanying notes are an integral part of these financial statements.

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(Unaudited)

NOTE 1.  NATURE OF OPERATIONS

Energy Focus, Inc. and its subsidiaries (the “Company”) engage in the design, development, manufacturing, marketing, and installation of energy-efficient lighting systems and solutions where the Company serves two segments:

•	solutions segment providing turnkey, high-quality, energy-efficient lighting application alternatives primarily to the existing public-sector building market; and
•	products segment providing military, general commercial and industrial lighting and pool lighting offerings, each of which markets and sells energy-efficient lighting systems.

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

NOTE 2.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements include the accounts of the Company and its subsidiaries, Stones River Companies, LLC (“SRC”) in Nashville, Tennessee, and Crescent Lighting Limited (“CLL”) located in the United Kingdom.  All significant inter-company balances and transactions have been eliminated.

We have prepared the accompanying financial data for the three months ended March 31, 2013 and 2012 pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. have been condensed or omitted pursuant to such rules and regulations.  The accompanying financial data and information should be read in conjunction with our 2012 Annual Report on Form 10-K.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly our Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012, Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012.

The preparation of condensed consolidated financial statements in accordance with GAAP in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes.  Management bases its estimates on historical experience and various other assumptions believed to be reasonable.  Although these estimates are based on management’s best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates.  Estimates include, but are not limited to, the establishment of reserves for accounts receivable, sales returns, inventory obsolescence and warranty claims; the useful lives for property, equipment, and intangible assets; revenues recognized on a percentage-of-completion basis; and stock-based compensation.  In addition, estimates and assumptions associated with the evaluation of long-lived assets for impairment requires considerable judgment.  Actual results could differ from those estimates and such differences could be material.

The Company’s independent public accounting firm has issued an opinion in connection with the Company’s 2012 Annual Report on Form 10-K raising substantial doubt about the Company’s ability to continue as a going concern.  The interim financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  The interim financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to our ability to continue as a going concern.

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(Unaudited)
Reclassifications

Certain prior year amounts have been reclassified within the Condensed Consolidated Financial Statements (“financial statements”), and related notes thereto, to be consistent with the current year presentation.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income under Topic 220, which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component (the respective line items of net income).  This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012.  We adopted this ASU and the impact was not material to our disclosures for the quarter ended March 31, 2013.

Update to Significant Accounting Policies

There have been no material changes to our significant accounting policies, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

A reconciliation of basic and diluted loss per share is provided as follows (in thousands, except per share amounts):

	Three months ended March 31,
	2013	2012
Basic and diluted loss per share:
Net loss	$(1,428)	$(1,867)

Basic and diluted loss per share:
Weighted average shares outstanding	44,699	31,621

Basic and diluted net loss per share	$(0.03)	$(0.06)

Options and warrants to purchase approximately 14,177,550 and 15,304,000 shares of common stock, were outstanding at March 31, 2013 and 2012, respectively, but were not included in the calculation of diluted net loss per share because their inclusion would have been anti-dilutive.

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
 (Unaudited)

Stock-Based Compensation

The Company’s stock-based compensation plan is described in detail in its 2012 Annual Report on Form 10-K.  The following table summarizes the Company’s stock-based compensation (in thousands):

	Three months ended March 31,
	2013	2012

Research and development	$7	$6
Sales and marketing	8	8
General and administrative	30	44
Total stock-based compensation	$45	$58

Total unearned compensation of $315 thousand related to stock options remains at March 31, 2013 compared to $317 thousand at March 31, 2012.  These costs will be charged to expense and amortized on a straight line basis in future periods through the third quarter of 2016.  The weighted average period over which this unearned compensation is expected to be recognized is approximately 2.2 years.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model.  Estimates utilized in the calculation include the expected life of the option, risk-free interest rate, and expected volatility, and are further comparatively detailed as follows:

	Three months ended March 31,
	2013	2012

Fair value of options issued	$0.15	$0.21
Exercise price	$0.23	$0.39
Expected life of option (years)	8.3	6.1
Risk-free interest rate	1.57%	1.48%
Expected volatility	83.82%	58.05%
Dividend yield	0%	0%

Option activity under the Company’s stock plans during the three months ended March 31, 2013 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractural Term (in Years)
Outstanding as of December 31, 2012	2,184,583	$2.20
Granted	1,052,500	$0.23
Exercised	-	$-
Cancelled/forfeited	(25,200)	$2.65
Outstanding as of March 31, 2013	3,211,883	$1.55	7.6
Exercisable as of March 31, 2013	1,565,450	$2.74	5.9

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
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

	Three months ended March 31,
	2013	2012

Balance at the beginning of the period	$159	$100
Accruals for warranties issued	16	31
Settlements made during the period (in cash or in kind)	(35)	(21)
Balance at the end of the period	$140	$110

NOTE 3.   INVENTORIES

Inventories are stated at the lower of standard cost (which approximates actual cost determined using the first-in, first-out cost method) or market and consist of the following, net of reserves (in thousands):

	March 31, 2013	December 31, 2012

Raw materials	$2,031	$1,649
Finished goods	1,082	932
Inventories, net	$3,113	$2,581

NOTE 4.   PROPERTY AND EQUIPMENT

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets and consists of the following (in thousands):

	March 31, 2013	December 31, 2012

Equipment (useful life 3 - 15 years)	$5,885	$5,963
Tooling (useful life 2 - 5 years)	2,598	2,600
Furniture and fixtures (useful life 5 years)	132	132
Computer software (useful life 3 years)	450	462
Leasehold improvements (the shorter of useful life or lease life)	629	633
Construction in progress	66	50
Property and equipment at cost	9,760	9,840
Less: accumulated depreciation	(7,997)	(8,040)
Property and equipment, net	$1,763	$1,800

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(Unaudited)

NOTE 5.  INTANGIBLE ASSETS

The following table summarizes information related to net carrying value of intangible assets (in thousands):

	Amortization Life (in years)	March 31, 2013	December 31, 2012

Definite-lived intangible assets:
Tradenames	10	338	350
Customer relationships	5	207	258
Total definite-lived intangible assets		545	608

Total intangible assets, net		$545	$608

Amortization expense for intangible assets subject to amortization was $63 thousand and $104 thousand for the three months ended March 31, 2013 and 2012, respectively.  The Company amortizes Tradenames on a straight-line basis over their estimated useful lives.  Customer relationships are amortized over their expected useful lives on an accelerated method that approximates the cash flows associated with those relationships.  Based on the carrying value of amortized intangible assets, the Company estimates amortization expense for future years to be as follows (in thousands):

Year ending December 31,	Amount
2013 April through December	$190
2014	105
2015	50
2016	50
2017	50
2018 and thereafter	100
Total amortization expense	$545

NOTE 6.   CONTRACTS IN PROGRESS

Costs and estimated earnings on contracts in progress as of the periods indicated are summarized in the following table (in thousands):

	March 31, 2013	December 31, 2012
Costs incurred on uncompleted contracts	$8,494	$7,067
Estimated earnings	1,681	1,330
Total revenues	10,175	8,397
Less: billings to date	10,265	8,762
Total	$(90)	$(365)

Balance sheet classification:
Costs in excess of billings on uncompleted contracts	$97	$99
Billings in excess of costs on uncompleted contracts	(187)	(464)
Total	$(90)	$(365)

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(Unaudited)
NOTE 7.   DEBT

Credit Facilities

On December 22, 2011, the Company entered into a $4.5 million revolving line of credit (“credit facility”) with Rosenthal & Rosenthal.  The total loan amount available to the Company under the line of credit is equal to 85% of its net amount of eligible receivables, plus available inventory (the lesser of 50% of the lower of cost or market value of eligible inventory, or $250 thousand).  The credit facility is secured by a lien on the domestic assets of the Company.  The interest rate for borrowing on accounts receivable is 8.5%, on inventories 10.0% and on overdrafts 13.0%.  Additionally, there is an annual 1% facility fee on the entire amount of the credit facility, $4.5 million, payable at the beginning of the year.  The credit facility is a three year agreement, expiring on December 31, 2014, unless terminated sooner.  There are liquidated damages if the credit facility is terminated prior to December 31, 2014, which are based on the maximum credit facility amount then in effect.  The damages are:  3% if terminated prior to the first anniversary of the closing date, 2% if terminated prior to the second anniversary of the closing date, and 1% if terminated prior to the third anniversary of the closing date.  The Company is required to comply with certain financial covenants, measured quarterly, including, as defined in the agreement:  a tangible net worth amount and a working capital amount.  The Company was in compliance with the financial covenants at March 31, 2013.  Borrowings under the revolving line of credit were $1.2 million at March 31, 2013, and $1.6 million at December 31, 2012, and are recorded in the Company’s Condensed Consolidated Balance Sheets as a current liability under the caption “Credit line borrowings.”

Borrowings

The components of the Company’s debt at March 31, 2013 and December 31, 2012 were as follows (in thousands):

	March 31, 2013	December 31, 2012
Unsecured Convertible Notes	$3,250	$1,500
Convertible Promissory Note - TLC Investments LLC	500	500
Cognovit Note - Keystone Ruby, LLC	263	277
Letter of Credit Agreement - Mark Plush	250	250
Unsecured Promissory Note - Quercus Trust	70	70
Discounts on long-term borrowings	(25)	(48)

Subtotal	4,308	2,549

Less: Current maturies of long-term debt	(780)	(756)

Long-term debt	$3,528	$1,793

In March 2013, the Company disclosed that it had embarked on a program to raise up to $3.8 million in unsecured convertible debt.  This is in addition to the $1.5 million in unsecured convertible debt raised during the fourth quarter of 2012.  During the first quarter of 2013, $1.75 million of unsecured convertible debt has been raised toward the additional $3.8 million.  This debt matures on December 31, 2016, has a five percent annual interest rate, and is convertible into common stock of the Company at the rate of $0.23 per share beginning July 31, 2013. During the second quarter, the Company expects to receive an additional $2 million.

For a full description of the Company’s debt financing, reference is made to Note 8, Debt, of the Company’s 2012 Annual Report on Form 10-K.

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
 (Unaudited)

Future maturities of remaining borrowings are (in thousands):

Year ending December 31,	Long-Term Debt
2013 April through December	$791
2014	59
2015	1,565
2016	1,822
2017	26
2018 and thereafter	70
Gross long-term borrowings	4,333
Less: discounts on long-term borrowings	(25)
Total commitment, net	4,308

Less: portion classified as current	(780)
Long-term borrowings, net	$3,528

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(Unaudited)

NOTE 8.  SEGMENTS AND GEOGRAPHIC INFORMATION

The Company has two reportable segments: products segment featuring pool lighting, general commercial lighting alternatives, government products, and research and development services, each of which markets and sells lighting systems; and solutions segment providing turnkey, high-quality, energy-efficient lighting application alternatives.  The Company’s products are sold through a combination of direct sales employees, independent sales representatives and distributors in different geographic markets throughout the world.  The Company’s solutions sales are designed to enhance total value by positively impacting customers’ profitability, the environment, and the communities it serves.  These solutions are sold through the Company’s direct sales employees as well as our SRC subsidiary, and include not only its proprietary energy-efficient lighting solutions, but also sourced lighting systems, energy audits and service agreements.

The following summarizes the Company’s reportable segment data for periods indicated (in thousands):

	Three months ended
	March 31,
	2013	2012
Solutions:
Net sales	$1,807	$1,640
Cost of sales	1,523	1,562
Gross profit	284	78
Operating expenses:
Sales and marketing	270	314
General and administrative	202	150
Total operating expenses	472	464
Segment loss	$(188)	$(386)

Products:
Net sales	$3,526	$3,662
Cost of sales	2,609	2,955
Gross profit	917	707
Operating expenses (income):
Research and development	37	46
Sales and marketing	797	861
General and administrative	74	81
Total operating expenses	908	988
Segment income (loss)	$9	$(281)

Reconciliation of segment income (loss) to net loss:
Segment income (loss):
Solutions	$(188)	$(386)
Products	9	(281)
Total segment loss	(179)	(667)
Operating expenses:
Sales and marketing	236	96
General and administrative	790	923
Total operating expenses	1,026	1,019
Other expense	(220)	(178)
Loss before income taxes	(1,425)	(1,864)
Provision for income taxes	(3)	(3)
Net loss	$(1,428)	$(1,867)

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
 (Unaudited)

The following table provides additional business unit gross profitability detail for the Company’s products segment for the periods indicated (in thousands):

	Three months ended March 31,
	2013	2012
Products segment net sales:
Pool and commercial products	$2,516	$2,290
Government products/R&D services	1,010	1,372
Total products segment net sales	3,526	3,662

Products segment cost of sales:
Pool and commercial products	1,710	1,631
Government products/R&D services	899	1,324
Total products segment cost of sales	2,609	2,955

Products segment gross profit (loss):
Pool and commercial products	806	659
Government products/R&D services	111	48
Total products segment gross profit	$917	$707

A geographic summary of net sales is as follows (in thousands):

	Three months ended March 31,
	2013	2012

United States	$4,732	$4,787
International	601	515
Net sales	$5,333	$5,302

A geographic summary of long-lived assets, which consists of fixed assets and intangible assets, is as follows (in thousands):

	March 31, 2013	December 31, 2012
United States	$2,254	$2,350
International	54	58
Long-lived assets, net	$2,308	$2,408

NOTE 9.   INCOME TAXES

At March 31, 2013, the Company has recorded a full valuation allowance against its deferred tax assets in the United States, due to uncertainties related to the Company’s ability to utilize its deferred tax assets, primarily consisting of certain net operating losses carried forward.  The valuation allowance is based upon the Company’s estimates of taxable income by jurisdiction and the period over which its deferred tax assets will be recoverable.

ENERGY FOCUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(Unaudited)

As of December 31, 2012, the Company had a net operating loss carry-forward of approximately $70.7 million for federal, state and local income tax purposes.  Due to changes in the Company’s capital structure, the net operating loss carry-forward available to the Company in future years to offset future taxable liabilities may be limited under Section 382 of the Internal Revenue Code (the “Code”).  Management is currently reviewing the rules under this section of the Code, but believes that the limitation on the Company’s net operating loss carry-forward may be significant.

NOTE 10.   COMMITMENTS AND CONTINGENCIES

In connection with the acquisition of SRC, in December 2010, the Company recorded a performance-related contingent obligation related to a 2.5% payout payable over 42 months commencing January 1, 2010 and based upon the fair value of projected annual billings of the acquired business, and a $500 thousand fee if the market price of the Company’s common stock is not equal to or greater than $2.00 per share for at least twenty trading days between June 30, 2010 and June 30, 2013 (due on June 30, 2013).  The Company accrued for each of these contingent liabilities at their respective fair values at the time of the acquisition.  For the three months ended March 31, 2013 and 2012, the Company paid $124 thousand and $35 thousand, respectively, relating to the 2.5% payout.  At March 31, 2013 and December 31, 2012, the Company has recorded a current liability related to these contingent obligations of $626 thousand and $728 thousand, respectively, which is recorded under the caption “Accrued liabilities” in its Condensed Consolidated Balance Sheets.

NOTE 11.   RELATED PARTY TRANSACTIONS

On August 11, 2011, the Company entered into a LOC agreement with Mark Plush, Chief Financial Officer of the Company, for $250 thousand.  For a full description of the terms of these LOC’s, reference is made to Note 10, Debt, of the Company’s 2012 Annual Report on Form 10-K.

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

On February 27, 2012, the Company entered into an Asian Business Development/Collaboration Agreement with Communal.  The agreement had a 60 month term, under which the Company was committed to pay $523 thousand to Communal, all of which was paid by December 31, 2012.  Effective on January 1, 2013, the Asian Business Development/ Collaboration Agreement with Communal was amended to reflect the extension of the terms of the agreement for an additional 12 months, and the addition of certain services and countries in the territory covered by the agreement.  In connection with the amended and restated agreement, the Company agreed to pay an additional $425 thousand through December 2013.  After December 31, 2013, the Company may terminate the agreement upon 30 days written notice.  The Company paid $75 thousand during the first quarter of 2013, and recorded expense of $56 thousand under this agreement.  Additionally, during the term of the agreement, the Company will pay Communal a five percent (5%) commission on the Company’s net sales which occur within the Territory, as defined by the agreement.  The Company has incurred no commissions due under this agreement through March 31, 2013.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements (“financial statements”) and related notes included in Item 1 of this report and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Overview

Energy Focus, Inc. and its subsidiaries engage in the design, development, manufacturing, marketing, and installation of energy-efficient lighting systems and solutions where we serve two segments:

•	solutions segment providing turnkey, high-quality, energy-efficient lighting application alternatives primarily to the existing public-sector building market; and
•	products segment providing military, general commercial and industrial lighting, and pool lighting offerings, each of which markets and sells energy-efficient lighting systems.

We continue to evolve our business strategy to include providing our customers with turnkey, comprehensive energy-efficient lighting solutions, which use, but are not limited to, our patented and proprietary technology.  Our products segments include light-emitting diode (“LED”), fiber optic, high-intensity discharge (“HID”), fluorescent tube and other highly energy-efficient lighting technologies.  Typical savings related to our current technology approximates 80% in electricity costs, while providing full-spectrum light closely simulating daylight colors.  Our strategy also incorporates continued investment into the research of new and emerging energy sources including LED and solar energy applications.

Results of Operations

The following table sets forth the percentage of net sales represented by certain items reflected on our Consolidated Statements of Operations for the following periods:

	Three months ended
	March
	2013		2012

Net sales	100.0%		100.0%
Cost of sales	77.5		85.2
Gross profit	22.5		14.8

Operating expenses (income):
Research and development	0.7		0.9
Sales and marketing	24.4		24.0
General and administrative	20.0		21.7
Total operating expenses	45.1		46.6
Loss from operations	(22.6)		(31.8)

Other income (expense):
Other (expense) income	(1.7)		(0.5)
Interest expense, net	(2.4)		(2.8)

Loss before income taxes	(26.7)		(35.1)

Provision for income taxes	(0.1)		(0.1)

Net loss	(26.8	) %	(35.2	) %

Our net sales breakdown by business segment is as follows (in thousands):

	Three months ended
	March 31,
	2013	2012
Solutions:
Net sales - solutions	$1,807	$1,640

Products:
Net sales - pool and commercial	2,516	2,290
Net sales - government products/R&D services	1,010	1,372
Total net sales - product segment	3,526	3,662

Total net sales	$5,333	$5,302

Net sales of $5.3 million for the first quarter of 2013 increased less than one percent from the prior year’s first quarter.  Solutions segment sales increased 10 percent, while products segment sales decreased four percent, due to lower government products sales.  Our solutions segment backlog at March 31, 2013 and 2012 was $0.7 million and $1.7 million, respectively.  Historically, sales tend to be lower in the first quarter of each year due to the seasonality of our pool lighting business.

Revenues from our products segment include, but are not limited to, revenues recognized upon shipping, and service at completion of installation.  Revenues from our solutions segment include, but are not limited to, revenues recognized from long-term contracts on a percentage-of-completion basis or the fair value of certain contract deliverables.  For a detailed discussion on our revenue recognition policy, see our Annual Report on Form 10-K for the year ended December 31, 2012.

Gross Profit

Total gross profit was $1.2 million, or 22.5 percent of net sales, for the three months ended March 31, 2013, compared to $0.8 million, or 14.8 percent of net sales, for the three months ended March 31, 2012.  Solutions segment gross profit increased $206 thousand and was 15.7 percent of net sales for the 2013 quarter compared to 4.8 percent of net sales for the prior year’s quarter.  In the prior year, there were a large number of projects where material was shipped to the project site, but no significant installation had occurred.  Gross profit is not recognized on materials until installation has been completed.  Products segment gross profit increased $210 thousand to 26.0 percent of net sales from 19.3 percent in the prior year.  The increase resulted from higher sales from pool and commercial products where we have been working with our supply chains to improve gross margins.

Operating Expenses

Research and Development

Gross research and development expenses were $1.1 million for the three months ended March 31, 2013, a six percent decrease from $1.2 million for the three months ended March 31, 2012.  The decrease was due primarily to higher costs related to the development of Intellitube® for the U.S. Navy in the prior year offset by higher costs in the current year for other government projects.

Research and development expenses include salaries, contractor and consulting fees, supplies and materials, as well as overhead costs such as depreciation and facilities costs.  Research and development costs are expensed as they are incurred.

Total government reimbursements are the combination of revenues and credits from government contracts.

The gross and net research and development expense along with credits from government contracts is shown in the following table (in thousands):

	Three months ended March 31,
Net Research & Development Expense	2013	2012

Total gross research and development expenses	$1,107	$1,179
Cost recovery through cost of sales	(757)	(894)
Cost recovery and other credits	(313)	(239)
Net research and development expense	$37	$46

Sales and Marketing

Sales and marketing expenses were $1.3 million, or 24.4 percent of net sales, in the three months ended March 31, 2013, compared to $1.3 million, or 24.0 percent of net sales, in last year’s comparable period; an increase of three percent.  The slight increase was primarily due to higher consulting and project costs partially offset by lower commission expense.

General and Administrative

General and administrative expenses were $1.1 million, or 20.0 percent of net sales, for the three months ended March 31, 2013 compared to $1.2 million, or 21.7 percent of net sales, for the three months ended March 31, 2013; a decrease of eight percent.  The decrease was due primarily to lower bad debt, legal and amortization expenses.

Other Income and Expenses

For the three months ended March 31, 2013 and 2012, other expense was $94 thousand and $28 thousand, respectively, and interest expense was $126 thousand and $151 thousand, respectively.  Other expense consists primarily of amortization of loan origination costs, facility and other fees related to the line of credit agreement.  Interest expense is primarily related to our debt, which includes the amortization of debt discounts and interest on our line of credit facility.

Net Loss

For the three months ended March 31, 2013 and 2012, the net loss was $1.4 million and $1.9 million, respectively; a $439 thousand improvement on $31 thousand higher sales.

Liquidity and Capital Resources

Cash and Cash Equivalents

At March 31, 2013, the Company’s cash and cash equivalents were $452 thousand, compared to $1.2 million at December 31, 2012; a decrease of $729 thousand.  The balance at March 31, 2013 includes restricted cash of $135 thousand, compared to $252 thousand of restricted cash at December 31, 2012.  The restricted cash relates to funds received from a grant from/for a branch of the United States government.  Total debt, including credit line borrowings, was $5.5 million at March 31, 2013 and $4.1 million as of December 31, 2012.

Cash Used in Operating Activities

For the three months ended March 31, 2013, net cash used in operating activities was $2.0 million compared to net cash used of $5.0 million in 2012.  Cash used in operating activities primarily consists of net losses adjusted for non-cash items, including depreciation, amortization, and stock-based compensation; and the effect of changes in working capital.  The decrease in cash used in operating activities for the 2013 three month period was primarily due to a lower use of cash for working capital purposes.

Cash Used in Investing Activities

Net cash used in investing activities was $125 thousand for the nine months ended March 31, 2013, and $12 thousand for the same period in 2012, and consisted of the purchase of property and equipment.

Cash Provided by Financing Activities

Net cash provided by financing activities was $1.4 million for the three months ended March 31, 2013.  The first quarter of 2013 includes $1.75 million in proceeds from unsecured convertible debt, which is part of an anticipated $3.8 million raise.  See Note 7, Debt, for further discussion of these transactions.  Additionally, the Company repaid $378 thousand in credit line borrowings.

Net cash provided by financing activities was $4.6 million for the three months ended March 31, 2012.  For the first quarter of 2012, the credit line borrowings provided $603 thousand of cash proceeds and net cash proceeds from stock issuances provided $4.8 million.  Between February 29, 2012 and March 2, 2012, the Company entered into Securities Purchase Agreements with ten investors, under which it sold 19,600,000 units, each of which consists of one share of common stock, par value $0.0001 per share, and one-half warrant to purchase one share of common stock.  The purchase price of each unit was $0.25, based on a formula involving the stock’s 30 day average price prior to February 24, 2012.  Each warrant entitles the holder to purchase one share of common stock at an exercise price of $0.54.   Each warrant is immediately separable from the unit and immediately exercisable, and expires three years from the date of issuance.  The proceeds of the offering were used to retire $849 thousand of debt, which is described herein under the caption “Debt” below, and for working capital purposes.

Debt

Credit Facilities

On December 22, 2011, the Company entered into a $4.5 million revolving line of credit (“credit facility”) with Rosenthal & Rosenthal.  The total loan amount available to the Company under the line of credit is equal to 85% of our net amount of eligible receivables, plus available inventory (the lesser of 50% of the lower of cost or market value of eligible inventory, or $250 thousand).  The credit facility is secured by a lien on the domestic assets of the Company.  The interest rate for borrowing on accounts receivable is 8.5%, on inventories 10.0% and on overdrafts 13.0%.  Additionally, there is an annual 1% facility fee on the entire amount of the credit facility, $4.5 million, payable at the beginning of the year.  The credit facility is a three year agreement, expiring on December 31, 2014, unless terminated sooner.  There are liquidated damages if the credit facility is terminated prior to December 31, 2014, which are based on the maximum credit facility amount then in effect.  The damages are:  3% if terminated prior to the first anniversary of the closing date, 2% if terminated prior to the second anniversary of the closing date, and 1% if terminated prior to the third anniversary of the closing date.  The Company is required to comply with certain financial covenants, measured quarterly, including, as defined in the agreement:  a tangible net worth amount and a working capital amount.  The company was in compliance with the financial covenants at March 31, 2013.  Borrowings under the revolving line of credit were $1.2 million at March 31, 2013, and $1.6 million at December 31, 2012, and are recorded in the Condensed Consolidated Balance Sheets as a current liability under the caption “Credit line borrowings.”

Borrowings

Long-term debt, including current maturities, totaled $4.3 million at March 31, 2013 and $2.5 million at December 31, 2012.  The change in long-term debt resulted primarily from $1.75 million in additional subordinated unsecured convertible notes.  See Note 7, Debt.

Liquidity

Historically, we have incurred losses attributable to operational performance which has negatively impacted cash flows.  As of March 31, 2013, we have an accumulated deficit of $82.1 million.  Although management continues to address many of the legacy issues that have historically burdened the Company’s financial performance, the Company still faces challenges in order to reach profitability.  In order for it to attain profitability and growth, management will need to improve gross margins, successfully execute the marketing and sales plans for its turnkey energy-efficient lighting solutions business, receive additional orders on and fulfill the $23.1 million U.S. Navy supply contract, develop new technologies into sustainable product lines, continue cost reduction efforts throughout the Company, and continue to improve supply chain performance.

During the first quarter of 2013, the Company embarked on a program to raise an additional $3.8 million in unsecured convertible debt, of which $1.75 million was received during the first quarter. During the second quarter, the Company expects to receive an additional $2 million. Management remains optimistic about obtaining the funding necessary to meet on-going tactical and strategic capital requirements; however, there can be no assurances that this objective will be successful.  As such, the Company continues to review and pursue selected external funding sources, if necessary, to execute these objectives including, but not limited to, the following:

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

•	the current environment in capital markets combined with the Company’s capital constraints may prevent the Company from obtaining additional debt financing,
•	financing may not be available for parties interested in pursuing the acquisition of one or more of the operating units of the Company, and
•	additional equity financing may not be available in the current capital environment and could lead to further dilution of shareholder value for current shareholders of record.

Critical Accounting Policies

The preparation of financial statements requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies, and the reported amounts of net sales and expenses in the financial statements.  Material differences may result in the amount and timing of net sales and expenses if different judgments or different estimates were utilized.  Critical accounting policies, judgments, and estimates which the Company believes have the most significant impact on the financial statements include, but are not limited to, the establishment of reserves for accounts receivable, sales returns, inventory obsolescence and warranty claims; the useful lives for property, equipment, and intangible assets; revenues recognized on a percentage-of-completion basis; stock-based compensation; and accounting for income taxes.  In addition, estimates and assumptions associated with the evaluation of long-lived assets for impairment requires considerable judgment.  For the detailed discussion of the application of policies critical to our business operations, see our Annual Report on Form 10-K for the year ended December 31, 2012.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, under Topic 220, which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component (the respective line items of net income).  This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012.  We adopted this ASU and the impact was not material to our disclosures for the quarter ended March 31, 2013.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2013, we had British pounds sterling-denominated cash valued at $92 thousand held in the United Kingdom, based on the exchange rate at that date.  The balances for cash held in the United Kingdom are subject to exchange rate risk.  We have a policy of maintaining cash balances in local currency unless an amount of cash is occasionally transferred in order to repay inter-company debts.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chairman of the Board of Directors and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

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

PART II - OTHER INFORMATION

ITEM 1A.  RISK FACTORS

Reference is made to the Risk Factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012 (the “Annual Report”).  There have been no significant changes in those risk factors as set forth in the Annual Report.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The information required by this Item is set forth on the Exhibit Index that follows the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY FOCUS, INC.

Date: May 15, 2013	By:	/s/ James Tu
James Tu
Executive Chairman of the Board of Directors

	By:	/s/ Mark J. Plush
Mark J. Plush
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Documents
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2013 and 2012, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March, 2013 and 2012, (vi) the Notes to Condensed Consolidated Financial Statements.

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.