Form 10-Q
period 2013-06-30
ENERGY FOCUS, INC/DE
filed 2013-08-13
CIK 924168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer 	Accelerated filer 
Non-accelerated filer  (do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of August 9, 2013 was 49,158,886.

Item 1. Financial Statements

ENERGY FOCUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands except share and per share data)

	June 30,	December 31,
	2013	2012
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents, includes restricted cash of $59 and $252, respectively	$2,266	$1,181
Trade accounts receivable less allowances of $158 and $265, respectively	4,133	5,319
Retainage receivable	190	634
Inventories, net	2,383	2,581
Costs in excess of billings	127	99
Prepaid and other current assets	1,279	1,012
Total current assets	10,378	10,826

Property and equipment, net	1,624	1,800
Intangible assets, net	156	608
Collateralized assets	1,000	1,000
Other assets	135	119
Total assets	$13,293	$14,353

LIABILITIES
Current liabilities:
Accounts payable	$3,826	$5,879
Accrued liabilities	1,603	2,265
Deferred revenue	226	751
Billings in excess of costs	319	464
Credit line borrowings	1,602	1,590
Current maturities of long-term debt	305	756
Total current liabilities	7,881	11,705

Other liabilities	58	30
Long-term debt	4,065	1,793
Total liabilities	12,004	13,528

SHAREHOLDERS' EQUITY
Preferred stock, par value $0.0001 per share: Authorized: 2,000,000 shares in 2013 and 2012 Issued and outstanding: no shares in 2013 and 2012	-	-
Common stock, par value $0.0001 per share: Authorized: 100,000,000 shares in 2013 and 2012 Issued and outstanding: 49,158,886 at June 30, 2013 and 44,698,650 at December 31, 2012	5	4
Additional paid-in capital	83,594	80,985
Accumulated other comprehensive income	421	460
Accumulated deficit	(82,731)	(80,624)
Total shareholders' equity	1,289	825
Total liabilities and shareholders' equity	$13,293	$14,353

The accompanying notes are an integral part of these financial statements.

ENERGY FOCUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands except per share amounts)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012

Net sales	$7,381	$7,672	$12,714	$12,974
Cost of sales	5,359	5,968	9,491	10,485
Gross profit	2,022	1,704	3,223	2,489

Operating expenses:
Research and development	172	(61)	209	(15)
Sales and marketing	1,498	1,390	2,801	2,661
General and administrative	1,273	1,114	2,339	2,268
Loss on impairment	325	-	325	-
Change in estimate of contingent liabilities	12	-	12	-
Total operating expenses	3,280	2,443	5,686	4,914
Loss from operations	(1,258)	(739)	(2,463)	(2,425)

Other income (expense):
Settlement of acquisition obligations	892	-	892	-
Other expense	(145)	(44)	(239)	(72)
Interest income	-	-	-	1
Interest expense	(167)	(114)	(293)	(265)

Loss before income taxes	(678)	(897)	(2,103)	(2,761)

Provision for income taxes	(1)	(3)	(4)	(6)

Net loss	$(679)	$(900)	$(2,107)	$(2,767)

Net loss per share - basic and diluted	$(0.01)	$(0.02)	$(0.05)	$(0.07)

Shares used in computing net loss per share - basic and diluted	46,230	44,513	45,469	38,067

The accompanying notes are an integral part of these financial statements.

ENERGY FOCUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(amounts in thousands)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012

Net loss	$(679)	$(900)	(2,107)	$(2,767)

Other comprehensive income:
Foreign currency translation adjustments	(1)	28	(39)	28
Comprehensive loss	$(680)	$(872)	(2,146)	$(2,739)

The accompanying notes are an integral part of these financial statements.

ENERGY FOCUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six months ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(2,107)	$(2,767)
Adjustments to reconcile net loss to net cash used in operating activities:

Loss on impairment	325	-
Depreciation	327	315
Stock-based compensation	96	104
Settlement of acquisition obligations	(892)	-
Provision for doubtful accounts receivable	(33)	76
Amortization of intangible assets	127	210
Amortization of discounts on long-term borrowings and acquisition related liabilities	110	125
Amortization of loan origination fees	56	-
Deferred revenue	(669)	26
Changes in assets and liabilities:
Accounts receivable, inventories, and other assets	1,419	(2,553)
Accounts payable and accrued liabilities	(2,297)	(2,264)
Total adjustments	(1,431)	(3,961)
Net cash used in operating activities	(3,538)	(6,728)

Cash flows from investing activities:
Acquisition of property and equipment	(151)	(107)
Net cash used in investing activities	(151)	(107)

Cash flows from financing activities:
Proceeds from issuances of common stock, net	15	4,820
Proceeds from other borrowings, net of origination fees	4,779	-
Payments on other borrowings	(26)	(861)
Net proceeds on credit line borrowings	12	1,363
Net cash provided by financing activities	4,780	5,322

Effect of exchange rate changes on cash	(6)	4

Net increase (decrease) in cash and cash equivalents	1,085	(1,509)
Cash and cash equivalents at beginning of period	1,181	2,136
Cash and cash equivalents at end of period	$2,266	$627

Classification of cash and cash equivalents:
Cash and cash equivalents	$2,207	$554
Restricted cash held	59	73
Cash and cash equivalents at end of period	$2,266	$627

The accompanying notes are an integral part of these financial statements.

ENERGY FOCUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(Unaudited)

NOTE 1. NATURE OF OPERATIONS

Energy Focus, Inc. and its subsidiaries (the “Company”) engage in the design, development, manufacturing, marketing, and installation of energy-efficient lighting systems and solutions where the Company serves two segments:

●	solutions segment providing turnkey, high-quality, energy-efficient lighting application alternatives primarily to the existing public-sector building market; and
●	products segment providing military, general commercial and industrial lighting and pool lighting offerings, each of which markets and sells energy-efficient lighting systems.

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

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements include the accounts of the Company and its subsidiaries, Stones River Companies, LLC (“SRC”) doing business as Energy Focus LED Solutions in Nashville, Tennessee, and Crescent Lighting Limited (“CLL”) located in the United Kingdom. All significant inter-company balances and transactions have been eliminated.

We have prepared the accompanying financial data for the three and six months ended June 30, 2013 and 2012 pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. have been condensed or omitted pursuant to such rules and regulations. The accompanying financial data and information should be read in conjunction with our 2012 Annual Report on Form 10-K.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly our Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012, Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, and Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012.

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

JUNE 30, 2013

(Unaudited)

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

A reconciliation of basic and diluted loss per share is provided as follows (in thousands, except per share amounts):

	Three months ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Basic and diluted loss per share:
Net loss	$(679)	$(900)	$(2,107)	$(2,767)

Basic and diluted loss per share:
Weighted average shares outstanding	46,230	44,513	45,469	38,067

Basic and diluted net loss per share	$(0.01)	$(0.02)	$(0.05)	$(0.07)

Options and warrants to purchase approximately 14,477,706 and 15,296,000 shares of common stock, were outstanding at June 30, 2013 and 2012, respectively, but were not included in the calculation of diluted net loss per share because their inclusion would have been anti-dilutive.

Stock-Based Compensation

The Company’s stock-based compensation plan is described in detail in its 2012 Annual Report on Form 10-K. The following table summarizes the Company’s stock-based compensation (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012

Cost of sales	$1	$-	$1	$-
Research and development	8	6	15	12
Sales and marketing	7	6	15	14
General and administrative	35	34	65	78
Total stock-based compensation	$51	$46	$96	$104

Total unearned compensation of $293 thousand related to stock options remains at June 30, 2013 compared to $270 thousand at June 30, 2012. These costs will be charged to expense and amortized on a straight line basis in future periods through the third quarter of 2016. The weighted average period over which this unearned compensation is expected to be recognized is approximately 1.8 years.

ENERGY FOCUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(Unaudited)

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. Estimates utilized in the calculation include the expected life of the option, risk-free interest rate, and expected volatility, and are further comparatively detailed as follows:

	Six months ended
	June 30,
	2013	2012

Fair value of options issued	$0.16	$0.21
Exercise price	$0.23	$0.39
Expected life of option (years)	7.4	6.1
Risk-free interest rate	1.30%	1.48%
Expected volatility	89.2%	58.1%
Dividend yield	0%	0%

Option activity under the Company’s stock plans during the six months ended June 30, 2013 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractural Term (in Years)
Outstanding as of December 31, 2012	2,184,583	$2.20
Granted	1,552,500	0.23
Exercised	-	-
Cancelled/forfeited	(309,377)	0.70
Outstanding as of June 30, 2013	3,427,706	$1.44	7.6
Exercisable as of June 30, 2013	1,703,690	$2.55	6.0

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

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012

Balance at the beginning of the period	$140	$110	$159	$100
Accruals for warranties issued	23	27	39	58
Settlements made during the period (in cash or in kind)	(13)	(12)	(48)	(33)
Balance at the end of the period	$150	$125	$150	$125

ENERGY FOCUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(Unaudited)

NOTE 3. INVENTORIES

Inventories are stated at the lower of standard cost (which approximates actual cost determined using the first-in, first-out cost method) or market and consist of the following, net of reserves (in thousands):

	June 30,	December 31,
	2013	2012

Raw materials	$1,719	$1,649
Finished goods	664	932
Inventories, net	$2,383	$2,581

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets and consists of the following (in thousands):

	June 30,	December 31,
	2013	2012

Equipment (useful life 3 - 15 years)	$5,888	$5,963
Tooling (useful life 2 - 5 years)	2,598	2,600
Furniture and fixtures (useful life 5 years)	132	132
Computer software (useful life 3 years)	537	462
Leasehold improvements (the shorter of useful life or lease life)	629	633
Construction in progress	2	50
Property and equipment at cost	9,786	9,840
Less: accumulated depreciation	(8,162)	(8,040)
Property and equipment, net	$1,624	$1,800

NOTE 5. INTANGIBLE ASSETS

The following table summarizes information related to net carrying value of intangible assets (in thousands):

	Amortization	June 30,	December 31,
	Life (in years)	2013	2012

Definite-lived intangible assets:
Tradenames	10	-	350
Customer relationships	5	156	258
Total definite-lived intangible assets		156	608

Total intangible assets, net		$156	$608

Amortization expense for intangible assets subject to amortization was $63 thousand and $105 thousand for the three months ended June 30, 2013 and 2012, respectively. For the six months ended June 30, 2013 and 2012, amortization expense was $127 thousand and $210 thousand, respectively.

In conjunction with the settlement agreement between the Company and the former owners of SRC, the Company agreed to discontinue the use of the name “Stones River Companies, LLC” and various derivatives including SRC. Therefore, at June 30, 2013, the remaining unamortized balance of Tradenames of $325 thousand was written off. See Note 8, Settlement of Acquisition Obligations.

ENERGY FOCUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(Unaudited)

Customer relationships are amortized over their expected useful lives on an accelerated method that approximates the cash flows associated with those relationships. Based on the carrying value of amortized intangible assets, the Company estimates amortization expense for future years to be as follows (in thousands):

Year ending December 31,	Amount
2013 July through December	$101
2014	55
Total amortization expense	$156

NOTE 6. CONTRACTS IN PROGRESS

Costs and estimated earnings on contracts in progress as of the periods indicated are summarized in the following table (in thousands):

	June 30,	December 31,
	2013	2012
Costs incurred on uncompleted contracts	$9,067	$7,067
Estimated earnings	1,432	1,330
Total revenues	10,499	8,397
Less: billings to date	10,691	8,762
Total	$(192)	$(365)

Balance sheet classification:
Costs in excess of billings on uncompleted contracts	$127	$99
Billings in excess of costs on uncompleted contracts	(319)	(464)
Total	$(192)	$(365)

NOTE 7. DEBT

Credit Facilities

On December 22, 2011, the Company entered into a $4.5 million revolving line of credit (“credit facility”) with Rosenthal & Rosenthal. The total loan amount available to the Company under the line of credit is equal to 85% of its net amount of eligible receivables, plus available inventory (the lesser of 50% of the lower of cost or market value of eligible inventory, or $250 thousand). The credit facility is secured by a lien on the domestic assets of the Company. The interest rate for borrowing on accounts receivable is 8.5%, on inventories 10.0% and on overdrafts 13.0%. Additionally, there is an annual 1% facility fee on the entire amount of the credit facility, $4.5 million, payable at the beginning of the year. The credit facility is a three year agreement, expiring on December 31, 2014, unless terminated sooner. There are liquidated damages if the credit facility is terminated prior to December 31, 2014, which are based on the maximum credit facility amount then in effect. The damages are: 3% if terminated prior to the first anniversary of the closing date, 2% if terminated prior to the second anniversary of the closing date, and 1% if terminated prior to the third anniversary of the closing date. The Company is required to comply with certain financial covenants, measured quarterly, including, as defined in the agreement: a tangible net worth amount and a working capital amount. The Company was in compliance with the financial covenants at June 30, 2013. Borrowings under the revolving line of credit were $1.6 million at June 30, 2013, and $1.6 million at December 31, 2012, and are recorded in the Company’s Condensed Consolidated Balance Sheets as a current liability under the caption “Credit line borrowings.”

ENERGY FOCUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(Unaudited)

Borrowings

The components of the Company’s debt at June 30, 2013 and December 31, 2012 were as follows (in thousands):

	June 30,	December 31,
	2013	2012
Unsecured Convertible Notes	$5,300	$1,500
Convertible Promissory Note - TLC Investments LLC	-	500
Cognovit Note - Keystone Ruby, LLC	251	277
Letter of Credit Agreement - Mark Plush	250	250
Unsecured Promissory Note - Quercus Trust	70	70
Discounts on long-term borrowings	(1,501)	(48)
Subtotal	4,370	2,549

Less: Current maturies of long-term debt	(305)	(756)
Long-term debt	$4,065	$1,793

The unsecured convertible debt has a five percent annual interest rate, and is convertible into common stock of the Company at the rate of $0.23 per share as follows (in thousands):

April 30, 2013	$500
July 31, 2013	1,750
September 30, 2013	2,350
October 31, 2013	700
$5,300

$500 thousand of the convertible debt matures on December 31, 2015 and the remaining $4.8 million matures on December 31, 2016. During the second quarter, $1 million of the debt was converted into 4.3 million shares of Common Stock of the Company.

As a provision of the settlement agreement between the Company and the former owners of SRC, the Company’s obligation to pay a $500 thousand convertible promissory note was cancelled in its entirety. See Note 8, Settlement of Acquisition Obligations.

On July 3, 2013, the Letter of Credit with Mark Plush was paid in full. See Note 12, Related Party Transactions.

For a full description of the Company’s debt financing, reference is made to Note 8, Debt, of the Company’s 2012 Annual Report on Form 10-K.

ENERGY FOCUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(Unaudited)

Future maturities of remaining borrowings are (in thousands):

Long-Term
Year ending December 31,	Debt
2013 July through December	$278
2014	59
2015	566
2016	4,872
2017	26
2018 and thereafter	70
Gross long-term borrowings	5,871
Less: discounts on long-term borrowings	(1,501)
Total commitment, net	4,370

Less: portion classified as current	(305)
Long-term borrowings, net	$4,065

NOTE 8. SETTLEMENT OF ACQUISITION OBLIGATIONS

On June 28, 2013, the Company entered into a Settlement Agreement with SRC, TLC Investments, LLC, Jamie Hall and Robert E. Wilson, terminating the Membership Interest Purchase Agreement and related agreements that the parties had entered into at the end of December 2009 in connection with the Company’s acquisition of SRC. As part of the Settlement Agreement, the Company’s obligation to pay a $500 thousand special fee and a $500 thousand convertible promissory note including interest of $92 thousand were cancelled in their entirety in exchange for a $200 thousand payment and the forgiveness of a net receivable due to the Company of $78 thousand. Additionally, the Company recognized a $66 thousand favorable adjustment related to the change in the estimate of a performance-related contingent obligation for a 2.5% payout based upon the fair value of projected annual billings of SRC. See Note 11, Commitments and Contingencies.

The classification of these items in the Consolidated Statement of Operations for the three and six months ended June 30, 2013 is shown below (in thousands):

Change in estimate of contingent liabilities:
Forgiveness of net receivable due the Company	$78
Adjustment to performance-related contingent obligation	(66)
Net line item expense	$12

Settlement of acquisition obligations:
Forgiveness of special fee	$500
Forgiveness of convertible promissory note, including interest	592
Payment by the Company	(200)
Net line item income	$892

As a provision of the Settlement Agreement, the Company agreed to discontinue using the name Stones River Companies by July 1, 2014. As a result of this provision, the Company wrote off the remaining $325 thousand of the intangible asset for the Tradename. See Note 5, Intangible Assets.

ENERGY FOCUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

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

The following summarizes the Company’s reportable segment data for periods indicated (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Solutions:
Net sales	$1,983	$2,105	$3,790	$3,745
Cost of sales	1,775	1,678	3,298	3,240
Gross profit	208	427	492	505
Operating expenses:
Sales and marketing	267	370	537	684
General and administrative	209	164	411	314
Loss on impairment	325	-	325	-
Total operating expenses	801	534	1,273	998
Segment loss	$(593)	$(107)	$(781)	$(493)

Products:
Net sales	$5,398	$5,567	$8,924	$9,229
Cost of sales	3,584	4,290	6,193	7,245
Gross profit	1,814	1,277	2,731	1,984
Operating expenses (income):
Research and development	172	(61)	209	(15)
Sales and marketing	998	890	1,795	1,751
General and administrative	327	61	401	142
Total operating expenses	1,497	890	2,405	1,878
Segment income	$317	$387	$326	$106

Reconciliation of segment income (loss) to net loss:
Segment income (loss):
Solutions	$(593)	$(107)	$(781)	$(493)
Products	317	387	326	106
Total segment (loss) income	(276)	280	(455)	(387)
Operating expenses:
Sales and marketing	233	130	469	226
General and administrative	737	889	1,527	1,812
Change in estimate of contingent liabilities	12	-	12	-
Total operating expenses	982	1,019	2,008	2,038
Other income (expense)	580	(158)	360	(336)
Loss before income taxes	(678)	(897)	(2,103)	(2,761)
Provision for income taxes	(1)	(3)	(4)	(6)
Net loss	$(679)	$(900)	$(2,107)	$(2,767)

ENERGY FOCUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(Unaudited)

The following table provides additional business unit gross profitability detail for the Company’s products segment for the periods indicated (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Products segment net sales:
Pool and commercial products	$3,375	$4,905	$5,891	$7,195
Government products/R&D services	2,023	662	3,033	2,034
Total products segment net sales	5,398	5,567	8,924	9,229

Products segment cost of sales:
Pool and commercial products	2,112	3,554	3,822	5,185
Government products/R&D services	1,472	736	2,371	2,060
Total products segment cost of sales	3,584	4,290	6,193	7,245

Products segment gross profit (loss):
Pool and commercial products	1,263	1,351	2,069	2,010
Government products/R&D services	551	(74)	662	(26)
Total products segment gross profit	$1,814	$1,277	$2,731	$1,984

A geographic summary of net sales is as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012

United States	$6,603	$6,937	$11,335	$11,724
International	778	735	1,379	1,250
Net sales	$7,381	$7,672	$12,714	$12,974

A geographic summary of long-lived assets, which consists of fixed assets and intangible assets, is as follows (in thousands):

	June 30,	December 31,
	2013	2012
United States	$1,730	$2,350
International	50	58
Long-lived assets, net	$1,780	$2,408

NOTE 10. INCOME TAXES

At June 30, 2013, the Company has recorded a full valuation allowance against its deferred tax assets in the United States, due to uncertainties related to the Company’s ability to utilize its deferred tax assets, primarily consisting of certain net operating losses carried forward. The valuation allowance is based upon the Company’s estimates of taxable income by jurisdiction and the period over which its deferred tax assets will be recoverable.

ENERGY FOCUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

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

NOTE 11. COMMITMENTS AND CONTINGENCIES

In connection with the acquisition of SRC, in December 2010, the Company recorded a performance-related contingent obligation related to a 2.5% payout payable over 42 months commencing January 1, 2010 and based upon the fair value of projected annual billings of the acquired business, and a $500 thousand fee if the market price of the Company’s common stock is not equal to or greater than $2.00 per share for at least twenty trading days between June 30, 2010 and June 30, 2013 (due on June 30, 2013). The Company accrued for each of these contingent liabilities at their respective fair values at the time of the acquisition. For the three and six months ended June 30, 2013, the Company paid $82 thousand and $206 thousand, respectively, relating to the 2.5% payout. For the three and six months ended June 30, 2012, the Company paid $54 thousand and $89 thousand, respectively, relating to the payout.

On June 28, 2013, the Company entered into a Settlement Agreement with Stones River Companies, LLC, TLC Investments, LLC, Jamie Hall and Robert E. Wilson, terminating the Membership Interest Purchase Agreement related to the acquisition of SRC. As part of the Settlement Agreement, the Company’s obligation to pay a $500 thousand special fee and a $500 thousand convertible promissory note including interest of $92 thousand were cancelled in their entirety. Additionally, the Company recorded at $66 thousand favorable adjustment related to the 2.5% payout discussed above. See Note 8, Settlement of Acquisition Obligations. At December 31, 2012, the Company had recorded a current liability related to these contingent obligations of $728 thousand under the caption “Accrued liabilities” in its Condensed Consolidated Balance Sheets.

NOTE 12. RELATED PARTY TRANSACTIONS

On August 11, 2011, the Company entered into a Letter of Credit Agreement (“LOC”) with Mark Plush, its former Chief Financial Officer, in the amount of $250 thousand. Effective July 8, 2013, Mr. Plush stepped down from his role and left the Company. For a full description of the terms of the LOC, reference is made to Note 10, Debt, of the Company’s 2012 Annual Report on Form 10-K. On July 3, 2013, the LOC was paid in full.

On December 12, 2012, the Board of Directors of the Company appointed James Tu to serve as its non-executive Chairman, and on April 30, 2013, Mr. Tu became the Executive Chairman assuming the duties of the Company’s Principal Executive Officer. Mr. Tu is also the Founder, Chief Executive Officer and Chief Investment Officer of 5 Elements Global Advisors, an investment advisory and management company managing the holdings of 5 Elements Global Fund LP, and 5 Elements Energy Efficiencies Ltd, a beneficial owner of more than ten percent (10%) of the Company’s Common Stock. 5 Elements Global Advisors focuses on investing in clean energy companies with breakthrough, commercialized technologies and near-term profitability potential. Mr. Tu is also Co-Founder and Managing Partner of Communal International Ltd. “(Communal”), a British Virgin Islands Company dedicated to assisting clean energy solutions companies maximize their technology and product potential and gain access to global marketing, distribution licensing, manufacturing and financing resources. Communal has a fifty percent (50%) ownership interest in 5 Elements Efficiencies (BVI) Ltd.

On February 27, 2012, the Company entered into an Asian Business Development/Collaboration Agreement with Communal International Ltd. The agreement had a 60 month term, under which the Company paid $523 thousand to Communal. Additionally, during the term of the agreement, the Company will pay Communal a five percent (5%) commission on the Company’s net sales which occur within the Territory, as defined by the agreement. The Company has incurred no commissions due under this agreement through June 30, 2013.

Effective on January 1, 2013, the Asian Business Development/Collaboration Agreement with Communal was amended to reflect the extension of the terms of the agreement for an additional 12 months, and the addition of certain services and countries in the territory covered by the agreement. In connection with the amended and restated agreement, the Company agreed to pay an additional $425,000 through December 2013. After December 31, 2013, the Company may terminate the agreement upon 30 days written notice. The Company paid $175 thousand related to this agreement during the first half of 2013, and recorded expense of $113 thousand during the first half 2013.

NOTE 13. SHAREHOLDERS EQUITY

During the first six months of 2013, the Company entered into unsecured convertible notes totaling $4.8 million. The notes are convertible into shares of Common Stock of the Company at $.23 per share at various dates beginning on April 30, 2013. See Note 7, Debt. The fair market value of the Company’s Common Stock ranged from $0.21 per share to $0.42 per share during the period the note agreements were consummated. In accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic Number 420, Debt, $1.5 million was recorded as a discount on these notes under the captions “Long-term debt” and “Additional paid-in capital” in its Condensed Consolidated Balance Sheets at June 30, 2013. The discount will be amortized over the term of the applicable notes through December 31, 2016 unless the notes are converted prior to maturity.

During the second quarter of 2013, an unsecured convertible noted entered into in December 2012 for $1 million was converted into 4.3 million shares of Common Stock of the Company.

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

Overview

Energy Focus, Inc. and its subsidiaries engage in the design, development, manufacturing, marketing, and installation of energy-efficient lighting systems and solutions where we serve two segments:

●	solutions segment providing turnkey, high-quality, energy-efficient lighting application alternatives primarily to the existing public-sector building market; and
●	products segment providing military, general commercial and industrial lighting, and pool lighting offerings, each of which markets and sells energy-efficient lighting systems.

We continue to evolve our business strategy to include providing our customers with comprehensive energy-efficient lighting solutions, which use, but are not limited to, our patented and proprietary technology. Our products segment includes light-emitting diode (“LED”) and other highly energy-efficient lighting technologies. Typical savings related to current technology approximates 50% in electricity costs for fluorescent retrofits and 80% or more for incandescent retrofits, while providing full-spectrum light closely simulating daylight colors. Our strategy also incorporates continued investment into the research of new and emerging energy efficient LED light sources and applications.

Results of Operations

The following table sets forth the percentage of net sales represented by certain items reflected on our Consolidated Statements of Operations for the following periods:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	72.6	77.8	74.6	80.8
Gross profit	27.4	22.2	25.4	19.2

Operating expenses:
Research and development	2.3	(0.8)	1.6	(0.1)
Sales and marketing	20.3	18.1	22.0	20.5
General and administrative	17.2	14.5	18.4	17.5
Loss on impairment	4.4	-	2.6	-
Change in estimate of contingent liabilities	0.2	-	0.1	-
Total operating expenses	44.4	31.8	44.7	37.9
Loss from operations	(17.0)	(9.6)	(19.4)	(18.7)

Other income (expense):
Settlement of acquisition obligations	12.1	-	7.0	-
Other expense	(2.0)	(0.6)	(1.9)	(0.6)
Interest income	-	-	-	0.0
Interest expense	(2.3)	(1.5)	(2.3)	(2.0)

Loss before income taxes	(9.2)	(11.7)	(16.5)	(21.3)

Provision for income taxes	(0.0)	(0.0)	(0.1)	(0.0)

Net loss	(9.2)%	(11.7)%	(16.6)%	(21.3)%

Our net sales breakdown by business segment is as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Solutions:
Net sales - solutions	$1,983	$2,105	$3,790	$3,745

Products:
Net sales - pool and commercial	3,375	4,905	5,891	7,195
Net sales - government products/R&D services	2,023	662	3,033	2,034
Total net sales - product segment	5,398	5,567	8,924	9,229
Total net sales	$7,381	$7,672	$12,714	$12,974

Net sales of $7.4 million for the second quarter of 2013, decreased four percent from the prior year’s second quarter. Solutions segment sales decreased six percent, while products segment sales decreased three percent, due to lower pool and commercial product sales. Net sales of $12.7 million for the first half of 2013, decreased two percent from the prior year’s first half. Solutions segment sales increased one percent, while product segment sales decreased three percent, due to lower pool and commercial product sales. Our solutions segment backlog at June 30, 2013 and 2012 was $2.5 million and $1.0 million, respectively.

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

Gross Profit

Total gross profit was $2.0 million, or 27.4 percent of net sales, for the second quarter ended June 30, 2013, compared to $1.7 million, or 22.2 percent of net sales, for the quarter ended June 30, 2012. Solutions segment gross profit decreased $219 thousand and was 10.5 percent of net sales for the 2013 quarter compared to 20.3 percent of net sales for the prior year’s quarter. A few lower margin projects, as well as one large project where material was shipped to the project site, but no significant installation had occurred, accounted for the decrease. Gross profit is not recognized on materials until installation has been completed. Products segment gross profit increased $537 thousand to 33.6 percent of net sales from 22.9 percent in the prior year. The increase resulted primarily from higher sales of government products. Additionally, the gross margin percentage improved as a result of improvements to our supply chains. For the first half of 2013, total gross profit was $3.2 million, or 25.4 percent of net sales, compared to $2.5 million, or 19.2 percent of net sales, in the prior year’s first half. Solutions segment gross profit decreased $13 thousand and was 13.0 percent of net sales for the 2013 period compared to 13.5 percent of net sales for the prior year’s period. Products segment gross profit increased $747 thousand to 30.6 percent of net sales from 21.5 percent in the prior year. The increase resulted from primarily from higher sales of government products. Additionally, the gross margin percentage improved as a result of improvements to our supply chains.

Operating Expenses

Research and Development

Gross research and development expenses were $652 thousand for second quarter of 2013, an eight percent decrease from $709 thousand from the 2012 quarter. For the first half of 2013, gross research and development expenses decreased seven percent from the prior year’s comparable period. The decrease was due primarily to higher costs related to the development of Intellitube® for the U.S. Navy in the prior year partially offset by higher costs in the current year for other government projects.

Research and development expenses include salaries, contractor and consulting fees, supplies and materials, as well as overhead costs such as depreciation and facilities costs. Research and development costs are expensed as they are incurred.

Total government reimbursements are the combination of revenues and credits from government contracts.

The gross and net research and development expense along with credits from government contracts is shown in the following table (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
Net Research & Development Expense	2013	2012	2013	2012

Total gross research and development expenses	$652	$709	$1,759	$1,888
Cost recovery through cost of sales	(411)	(500)	(1,168)	(1,394)
Cost recovery and other credits	(69)	(270)	(382)	(509)
Research and development, net	$172	$(61)	$209	$(15)

Sales and Marketing

Sales and marketing expenses were $1.5 million, or 20.3 percent of net sales, in the second quarter of 2013, compared to $1.4 million, or 18.1 percent of net sales, in last year’s comparable period; an increase of eight percent. For the first half of 2013, sales and marketing expenses were $2.8 million, or 22.0 percent of net sales, compared to $2.7 million, or 20.5 percent of net sales; a five percent increase. The increase in both periods was primarily due to higher consulting costs, and salaries and related personnel expenses, partially offset by lower commission expense.

General and Administrative

General and administrative expenses were $1.3 million, or 17.2 percent of net sales, for the second quarter of 2013 compared to $1.1 million, or 14.5 percent of net sales, for the second quarter of 2012; an increase of 14 percent. For the first half of 2013, general and administrative expenses were $2.3 million, or 18.4 percent of net sales, compared to $2.3 million, or 17.5 percent of net sales; a three percent increase. Included in 2013 is approximately $250 thousand accrued for salary, payroll taxes and medical benefits per the terms of a separation agreement with Joseph G. Kaveski, the Company’s former Chief Executive Officer. This was partially offset by lower bad debt and amortization expenses.

Loss on impairment

In conjunction with the settlement agreement between the Company and the former owners of SRC, the Company agreed to discontinue the use of the name “Stones River Companies, LLC” and various derivatives thereof including SRC. Therefore, at June 30, 2013, the remaining unamortized balance of Tradenames of $325 thousand was written off. See Note 8, Settlement of Acquisition Obligations.

Change in estimate of contingent liabilities

As a provision of the settlement agreement between the Company and the former owners of SRC, the net receive due to the Company of $78 thousand was forgiven. Additionally, the Company recognized a $66 thousand favorable adjustment related to the change in the estimate of a performance-related contingent obligation for a 2.5% payout based upon the fair value of projected annual billings of SRC. The Company recognized a net expense of $12 thousand related to these items in June 2013. See Note 8, Settlement of Acquisition Obligations.

Other Income and Expenses

Settlement of acquisition obligations

As a provision of the settlement agreement between the Company and the former owners of SRC, the Company’s obligation to pay a $500 thousand special fee and a $500 thousand convertible promissory note including interest of $92 thousand were cancelled in their entirety in exchange for a $200 thousand payment. The Company recognized a net gain of $892 thousand related to these items in June 2013. See Note 8, Settlement of Acquisition Obligations.

Other expense

For the three months ended June 30, 2013 and 2012, other expense was $145 thousand and $44 thousand, respectively. For the six months ended June 30, 2013 and 2012, other expense was $239 thousand and $72 thousand, respectively. Other expense consists primarily of amortization of loan origination costs, facility and other fees related to the line of credit agreement.

Interest expense

For the three months ended June 30, 2013 and 2012, interest expense was $167 thousand and $114 thousand, respectively. For the six months ended June 30, 2013 and 2013, other expense was $293 thousand and $265 thousand, respectively. Interest expense is primarily related to our debt, which includes the amortization of debt discounts and interest on our line of credit facility.

Net Loss

For the three months ended June 30, 2013 and 2012, the net loss was $679 thousand and $900 thousand, respectively. For the six months ended June 30, 2013 and 2012, the net loss was $2.1 million and $2.8 million, respectively.

Liquidity and Capital Resources

Cash and Cash Equivalents

At June 30, 2013, the Company’s cash and cash equivalents were $2.3 million, compared to $1.2 million at December 31, 2012; an increase of $1.1 million. The balance at June 30, 2013 includes restricted cash of $59 thousand, compared to $252 thousand of restricted cash at December 31, 2012. The restricted cash relates to funds received from a grant from/for a branch of the United States government. Total debt, including credit line borrowings, was $6.0 million at June 30, 2013 and $4.1 million as of December 31, 2012.

Cash Used in Operating Activities

For the six months ended June 30, 2013, net cash used in operating activities was $3.5 million compared to net cash used of $6.7 million in 2012. Cash used in operating activities primarily consists of net losses adjusted for non-cash items, including loss on impairment, depreciation, amortization, and stock-based compensation; and the effect of changes in working capital. The decrease in cash used in operating activities for the 2013 six month period was primarily due to a decrease in accounts receivable during the 2013 period versus an increase in 2012.

Cash Used in Investing Activities

Net cash used in investing activities was $151 thousand for the six months ended June 30, 2013, and $107 thousand for the same period in 2012, and consisted of the purchase of property and equipment.

Cash Provided by Financing Activities

Net cash provided by financing activities was $4.8 million for the six months ended June 30, 2013 and 2012. The first half of 2013 includes $4.8 million in net proceeds from unsecured convertible debt. See Note 7, Debt, for further discussion of these transactions.

Between February 29, 2012 and March 2, 2012, the Company entered into Securities Purchase Agreements with ten investors, under which it sold 19.6 million units, each of which consists of one share of common stock, par value $0.0001 per share, and one-half warrant to purchase one share of common stock. The purchase price of each unit was $0.25, based on a formula involving the stock’s 30 day average price prior to February 24, 2012. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $0.54. Each warrant is immediately separable from the unit and immediately exercisable, and expires three years from the date of issuance. The proceeds of the offering were used to retire debt and for working capital purposes.

Debt

Credit Facilities

On December 22, 2011, the Company entered into a $4.5 million revolving line of credit (“credit facility”) with Rosenthal & Rosenthal. The total loan amount available to the Company under the line of credit is equal to 85% of our net amount of eligible receivables, plus available inventory (the lesser of 50% of the lower of cost or market value of eligible inventory, or $250 thousand). The credit facility is secured by a lien on the domestic assets of the Company. The interest rate for borrowing on accounts receivable is 8.5%, on inventories 10.0% and on overdrafts 13.0%. Additionally, there is an annual 1% facility fee on the entire amount of the credit facility, $4.5 million, payable at the beginning of the year. The credit facility is a three year agreement, expiring on December 31, 2014, unless terminated sooner. There are liquidated damages if the credit facility is terminated prior to December 31, 2014, which are based on the maximum credit facility amount then in effect. The damages are: 3% if terminated prior to the first anniversary of the closing date, 2% if terminated prior to the second anniversary of the closing date, and 1% if terminated prior to the third anniversary of the closing date. The Company is required to comply with certain financial covenants, measured quarterly, including, as defined in the agreement: a tangible net worth amount and a working capital amount. The company was in compliance with the financial covenants at June 30, 2013. Borrowings under the revolving line of credit were $1.6 million at June 30, 2013, and at December 31, 2012, and are recorded in the Condensed Consolidated Balance Sheets as a current liability under the caption “Credit line borrowings.”

Borrowings

Long-term debt, including current maturities, totaled $4.4 million at June 30, 2013 and $2.5 million at December 31, 2012. The change in long-term debt is shown below (in thousands):

Balance, December 31, 2012	$2,549
Unsecured convertible notes	4,800
Discount on unsecured convertible notes	(1,453)
Conversion of unsecured convertible note	(1,000)
Forgiveness of convertible promissory note	(500)
Principal payments on long-term debt	(26)
Balance, June 30, 2013	$4,370

Liquidity

Historically, we have incurred losses attributable to operational performance which has negatively impacted cash flows. As of June 30, 2013, we have an accumulated deficit of $82.7 million. Although management continues to address many of the legacy issues that have historically burdened the Company’s financial performance, the Company still faces challenges in order to reach profitability. In order for it to attain profitability and growth, management will need to improve gross margins, successfully execute the marketing and sales plans for its turnkey energy-efficient lighting solutions business, receive additional orders on and fulfill the $23.1 million U.S. Navy supply contract, develop new technologies into sustainable product lines, continue cost reduction efforts throughout the Company, and continue to improve supply chain performance.

During the first quarter of 2013, the Company embarked on a program to raise an additional unsecured convertible debt, of which $4.8 million was received during the first six months of 2013. During the third quarter, the Company expects to receive an additional $1 million. Management remains optimistic about obtaining the funding necessary to meet on-going tactical and strategic capital requirements; however, there can be no assurances that this objective will be successful. As such, the Company continues to review and pursue selected external funding sources, if necessary, to execute these objectives including, but not limited to, the following:

●	obtain financing from traditional and non-traditional investment capital organizations or individuals,
●	potential sale or divestiture of one or more operating units, and
●	obtain funding from the sale of common stock or other equity or debt instruments.

Obtaining financing through the above-mentioned mechanisms contains risks, including:

●

loans or other debt instruments may have terms and/or conditions, such as interest rate, restrictive covenants, and control or revocation provisions, which are not acceptable to management or the Board of Directors,

●	the current environment in capital markets combined with the Company’s capital constraints may prevent the Company from obtaining additional debt financing,
●	financing may not be available for parties interested in pursuing the acquisition of one or more of the operating units of the Company, and
●	additional equity financing may not be available in the current capital environment and could lead to further dilution of shareholder value for current shareholders of record.

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

Recent Accounting Pronouncements

We have determined that there were no recent accounting pronouncements issued during the three months ended June 30, 2013 that are expected to have a material impact on the our financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2013, we had British pounds sterling-denominated cash valued at $146 thousand held in the United Kingdom, based on the exchange rate at that date. The balances for cash held in the United Kingdom are subject to exchange rate risk. We have a policy of maintaining cash balances in local currency unless an amount of cash is occasionally transferred in order to repay inter-company debts.

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

ENERGY FOCUS, INC.

Date: August 13, 2013	By:	/s/ James Tu
James Tu
Executive Chairman of the Board of Directors

	By:	/s/ Frank Lamanna
Frank Lamanna
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Documents

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2013 and 2012, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June, 30 2013 and 2012, (vi) the Notes to Condensed Consolidated Financial Statements.

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.