Form 10-Q
period 2013-09-30
ENERGY FOCUS, INC/DE
filed 2013-11-13
CIK 924168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of November 8, 2013 was 51,352,799.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ENERGY FOCUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands except share and per share data)

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents, includes restricted cash of $0 and $252, respectively	$952	$1,181
Trade accounts receivable less allowances of $137 and $265, respectively	3,807	5,319
Retainage receivable	381	634
Inventories, net	2,989	2,581
Costs in excess of billings	162	99
Prepaid and other current assets	1,681	1,012
Total current assets	9,972	10,826

Property and equipment, net	1,466	1,800
Intangible assets, net	106	608
Collateralized assets	1,000	1,000
Other assets	319	119
Total assets	$12,863	$14,353

LIABILITIES
Current liabilities:
Accounts payable	$4,854	$5,879
Accrued liabilities	1,325	2,265
Deferred revenue	-	751
Billings in excess of costs	1,461	464
Credit line borrowings	836	1,590
Current maturities of long-term debt	58	756
Total current liabilities	8,534	11,705

Other liabilities	56	30
Long-term debt	4,252	1,793
Total liabilities	12,842	13,528

SHAREHOLDERS' EQUITY
Preferred stock, par value $0.0001 per share:
Authorized: 2,000,000 shares in 2013 and 2012
Issued and outstanding: no shares in 2013 and 2012	-	-
Common stock, par value $0.0001 per share:
Authorized: 100,000,000 shares in 2013 and 2012
Issued and outstanding: 49,158,886 at September 30, 2013 and 44,698,650 at December 31, 2012	5	4
Additional paid-in capital	83,946	80,985
Accumulated other comprehensive income	452	460
Accumulated deficit	(84,382)	(80,624)
Total shareholders' equity	21	825
Total liabilities and shareholders' equity	$12,863	$14,353

The accompanying notes are an integral part of these financial statements.

ENERGY FOCUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Net sales	$5,988	$7,904	$18,702	$20,878
Cost of sales	4,574	5,945	14,065	16,430
Gross profit	1,414	1,959	4,637	4,448

Operating expenses:
Research and development	57	102	266	87
Sales and marketing	1,550	1,423	4,351	4,084
General and administrative	1,185	1,211	3,524	3,479
Loss on impairment	-	-	325	-
Restructuring	79	-	79	-
Change in estimate of contingent liabilities	-	-	12	-
Total operating expenses	2,871	2,736	8,557	7,650
Loss from operations	(1,457)	(777)	(3,920)	(3,202)

Other income (expense):
Settlement of acquisition obligations	-	-	892
Other expense	(26)	(26)	(265)	(98)
Interest income	-	-	-	1
Interest expense	(166)	(123)	(459)	(388)

Loss before income taxes	(1,649)	(926)	(3,752)	(3,687)

Provision for income taxes	(2)	(2)	(6)	(8)

Net loss	$(1,651)	$(928)	$(3,758)	$(3,695)

Net loss per share - basic and diluted	$(0.03)	$(0.02)	$(0.08)	$(0.09)

Shares used in computing net loss per share - basic and diluted	49,158	44,542	46,712	40,241

The accompanying notes are an integral part of these financial statements.

ENERGY FOCUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(amounts in thousands)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Net loss	$(1,651)	$(928)	(3,758)	$(3,695)

Other comprehensive income:
Foreign currency translation adjustments	31	26	(8)	37
Comprehensive loss	$(1,620)	$(902)	(3,766)	$(3,658)

The accompanying notes are an integral part of these financial statements.

ENERGY FOCUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine months ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(3,758)	$(3,695)
Adjustments to reconcile net loss to net cash used in operating activities:

Loss on impairment	325	-
Depreciation	496	478
Stock-based compensation	149	146
Settlement of acquisition obligations	(892)	-
Provision for doubtful accounts receivable	(26)	104
Amortization of intangible assets	177	314
Amortization of discounts on long-term borrowings and acquisition related liabilities	168	180
Amortization of loan origination fees	106	-
Loss on disposal of fixed assets	6	-
Changes in assets and liabilities:
Accounts receivable, inventories, and other assets	319	(1,274)
Accounts payable and accrued liabilities	(1,579)	(1,655)
Deferred revenue and billings in excess of costs	246	(766)
Total adjustments	(505)	(2,473)
Net cash used in operating activities	(4,263)	(6,168)

Cash flows from investing activities:
Acquisition of property and equipment	(168)	(159)
Net cash used in investing activities	(168)	(159)

Cash flows from financing activities:
Proceeds from issuances of common stock, net	15	4,805
Proceeds from other borrowings, net of origination fees	5,224	-
Payments on other borrowings	(290)	(873)
Net (repayments) proceeds on credit line borrowings	(754)	629
Net cash provided by financing activities	4,195	4,561

Effect of exchange rate changes on cash	7	10

Net increase (decrease) in cash and cash equivalents	(229)	(1,756)
Cash and cash equivalents at beginning of period	1,181	2,136
Cash and cash equivalents at end of period	$952	$380

Classification of cash and cash equivalents:
Cash and cash equivalents	$952	$353
Restricted cash held	-	27
Cash and cash equivalents at end of period	$952	$380

The accompanying notes are an integral part of these financial statements.

ENERGY FOCUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

We have prepared the accompanying financial data for the three and nine months ended September 30, 2013 and 2012 pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. have been condensed or omitted pursuant to such rules and regulations. The accompanying financial data and information should be read in conjunction with our 2012 Annual Report on Form 10-K.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly our Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012, Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012, and Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012.

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

ENERGY FOCUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(Unaudited)

The Company’s independent registered public accounting firm has issued an opinion in connection with the Company’s 2012 Annual Report on Form 10-K raising substantial doubt about the Company’s ability to continue as a going concern. The interim financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The interim financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to our ability to continue as a going concern.

Update to Significant Accounting Policies

There have been no material changes to our significant accounting policies, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Earnings (Loss) per Share

Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental shares upon exercise of stock options, warrants, and conversion of convertible subordinated promissory notes unless the effect would be anti-dilutive.

A reconciliation of basic and diluted loss per share is provided as follows (in thousands, except per share amounts):

	Three months ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Basic and diluted loss per share:
Net loss	$(1,651)	$(928)	$(3,758)	$(3,695)

Basic and diluted loss per share:
Weighted average shares outstanding	49,158	44,542	46,712	40,241

Basic and diluted net loss per share	$(0.03)	$(0.02)	$(0.08)	$(0.09)

Options and warrants to purchase approximately 14,319,000 and 15,283,000 shares of common stock, were outstanding at September 30, 2013 and 2012, respectively, but were not included in the calculation of diluted net loss per share because their inclusion would have been anti-dilutive.

ENERGY FOCUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(Unaudited)

Stock-Based Compensation

The Company’s stock-based compensation plan is described in detail in its 2012 Annual Report on Form 10-K. The following table summarizes the Company’s stock-based compensation (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Cost of sales	$1	$-	$2	$-
Research and development	11	7	26	19
Sales and marketing	8	6	23	20
General and administrative	33	29	98	107
Total stock-based compensation	$53	$42	$149	$146

At September 30, 2013 and 2012, the Company has unamortized stock-based compensation expense of $249 thousand and $241 thousand, respectively. These costs will be charged to expense and amortized using a straight-line amortization method in future periods through the third quarter of 2016. The weighted average period over which this unearned compensation is expected to be recognized is approximately 1.6 years.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. Estimates utilized in the calculation include the expected life of the option, risk-free interest rate, and expected volatility, and are further comparatively detailed as follows:

	Nine months ended September 30,
	2013	2012

Fair value of options issued	$0.17	$0.15
Exercise price	$0.25	$0.27
Expected life of option (years)	7.2	5.6
Risk-free interest rate	1.3%	0.8%
Expected volatility	90.2%	59.0%
Dividend yield	0%	0%

Option activity under the Company’s stock plans during the nine months ended September 30, 2013 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractural Term (in Years)
Outstanding as of December 31, 2012	2,184,583	$2.20
Granted	1,684,500	0.25
Exercised	-	-
Cancelled/forfeited	(651,377)	0.52
Outstanding as of September 30, 2013	3,217,706	$1.52	7.3
Exercisable as of September 30, 2013	1,875,274	$2.35	6.0

Additionally, the Company granted 51,219 restricted stock units during the third quarter ended September 30, 2013. The fair market value on the date of grant was $0.41 per share. The shares vest one year from the grant date.

ENERGY FOCUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Balance at the beginning of the period	$150	$125	$159	$100
Accruals for warranties issued	7	52	46	110
Settlements made during the period (in cash or in kind)	(17)	(18)	(65)	(51)
Balance at the end of the period	$140	$159	$140	$159

NOTE 3. INVENTORIES

Inventories are stated at the lower of standard cost (which approximates actual cost determined using the first-in, first-out cost method) or market and consist of the following, net of reserves (in thousands):

	September 30, 2013	December 31, 2012

Raw materials	$1,305	$1,649
Finished goods	1,684	932
Inventories, net	$2,989	$2,581

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets and consists of the following (in thousands):

	September 30, 2013	December 31, 2012

Equipment (useful life 3 - 15 years)	$5,101	$5,963
Tooling (useful life 2 - 5 years)	2,576	2,600
Furniture and fixtures (useful life 5 years)	132	132
Computer software (useful life 3 years)	541	462
Leasehold improvements (the shorter of useful life or lease life)	633	633
Construction in progress	11	50
Property and equipment at cost	8,994	9,840
Less: accumulated depreciation	(7,528)	(8,040)
Property and equipment, net	$1,466	$1,800

ENERGY FOCUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(Unaudited)

NOTE 5. INTANGIBLE ASSETS

The following table summarizes information related to net carrying value of intangible assets (in thousands):

	Amortization Life (in years)	September 30, 2013	December 31, 2012

Definite-lived intangible assets:
Tradenames	10	-	350
Customer relationships	5	106	258
Total definite-lived intangible assets		106	608

Total intangible assets, net		$106	$608

Amortization expense for intangible assets subject to amortization was $51 thousand and $104 thousand for the three months ended September 30, 2013 and 2012, respectively. For the nine months ended September 30, 2013 and 2012, amortization expense was $177 thousand and $314 thousand, respectively.

In conjunction with the settlement agreement between the Company and the former owners of SRC, the Company agreed to discontinue the use of the name “Stones River Companies, LLC” and various derivatives including SRC. Therefore, at June 30, 2013, the remaining unamortized balance of Tradenames of $325 thousand was written off. See Note 9, Settlement of Acquisition Obligations.

Customer relationships are amortized over their expected useful lives on an accelerated method that approximates the cash flows associated with those relationships. Based on the carrying value of amortized intangible assets, the Company estimates amortization expense for future years to be as follows (in thousands):

Year ending December 31,	Amount
2013 October through December	$51
2014	55
Total amortization expense	$106

NOTE 6. CONTRACTS IN PROGRESS

Costs and estimated earnings on contracts in progress as of the periods indicated are summarized in the following table (in thousands):

	September 30, 2013	December 31, 2012
Costs incurred on uncompleted contracts	$11,107	$7,067
Estimated earnings	1,817	1,330
Total revenues	12,924	8,397
Less: billings to date	14,223	8,762
Total	$(1,299)	$(365)

Balance sheet classification:
Costs in excess of billings on uncompleted contracts	$162	$99
Billings in excess of costs on uncompleted contracts	(1,461)	(464)
Total	$(1,299)	$(365)

ENERGY FOCUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(Unaudited)

NOTE 7. DEBT

Credit Facilities

On December 22, 2011, the Company entered into a $4.5 million revolving line of credit (“credit facility”) with Rosenthal & Rosenthal. The total loan amount available to the Company under the line of credit is equal to 85% of its net amount of eligible receivables, plus available inventory (the lesser of 50% of the lower of cost or market value of eligible inventory, or $250 thousand). The credit facility is secured by a lien on the domestic assets of the Company. The interest rate for borrowing on accounts receivable is 8.5%, on inventories 10.0% and on overdrafts 13.0%. Additionally, there is an annual 1% facility fee on the entire amount of the credit facility payable at the beginning of the year. The credit facility is a three year agreement, expiring on December 31, 2014, unless terminated sooner. There are liquidated damages if the credit facility is terminated prior to December 31, 2014, which are based on the maximum credit facility amount then in effect. The damages are: 2% if terminated prior to December 31, 2013, and 1% if terminated prior to December 31, 2014. The Company is required to comply with certain financial covenants, measured quarterly, including, as defined in the agreement: a tangible net worth amount and a working capital amount. The Company was in compliance with the financial covenants at September 30, 2013. Borrowings under the revolving line of credit were $836 thousand at September 30, 2013, and $1.6 million at December 31, 2012, and are recorded in the Company’s Condensed Consolidated Balance Sheets as a current liability under the caption “Credit line borrowings.”

Borrowings

The components of the Company’s debt at September 30, 2013 and December 31, 2012 were as follows (in thousands):

	September 30, 2013	December 31, 2012
Unsecured Convertible Notes	$5,745	$1,500
Convertible Promissory Note - TLC Investments LLC	-	500
Cognovit Note - Keystone Ruby, LLC	237	277
Letter of Credit Agreement - Mark Plush	-	250
Unsecured Promissory Note - Quercus Trust	70	70
Discounts on long-term borrowings	(1,742)	(48)

Subtotal	4,310	2,549

Less: Current maturies of long-term debt	(58)	(756)

Long-term debt	$4,252	$1,793

The unsecured convertible debt has a five percent annual interest rate, and is convertible into common stock of the Company at the rate of $0.23 per share as follows (in thousands):

April 30, 2013	$500
July 31, 2013	1,750
September 30, 2013	2,350
October 31, 2013	700
December 31, 2013	150
January 31, 2014	295
$5,745

ENERGY FOCUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(Unaudited)

$500 thousand of the convertible debt matures on December 31, 2015 and the remaining $5.2 million matures on December 31, 2016. During the second quarter, $1 million of the debt was converted into 4.3 million shares of Common Stock of the Company. Additionally, effective October 16, 2013, an additional $500 thousand of the debt was converted into 2.2 million shares of Common Stock of the Company.

As a provision of the settlement agreement between the Company and the former owners of SRC, the Company’s obligation to pay a $500 thousand convertible promissory note was cancelled in its entirety during the second quarter of 2013. See Note 9, Settlement of Acquisition Obligations.

On July 3, 2013, the Letter of Credit Agreement with Mark Plush was paid in full. See Note 13, Related Party Transactions.

For a full description of the Company’s debt financing, reference is made to Note 8, Debt, of the Company’s 2012 Annual Report on Form 10-K.

Future maturities of remaining borrowings are (in thousands):

Year ending December 31,	Long-Term Debt
2013 October through December	$14
2014	59
2015	566
2016	5,317
2017	26
2018 and thereafter	70
Gross long-term borrowings	6,052
Less: discounts on long-term borrowings	(1,742)
Total commitment, net	4,310

Less: portion classified as current	(58)
Long-term borrowings, net	$4,252

NOTE 8. RESTRUCTURING

During the third quarter of 2013, the Company relocated its manufacturing operation from a contract manufacturing facility located in Mexico to its existing facilities in Pleasanton, California and Solon, Ohio. The Condensed Consolidated Statements of Operations includes $79 thousand in “Restructuring” for severance for the Mexican contract employees as required by the production share agreement, as amended, between the Company and the contract manufacturer.

NOTE 9. SETTLEMENT OF ACQUISITION OBLIGATIONS

On June 28, 2013, the Company entered into a Settlement Agreement with SRC, TLC Investments, LLC, Jamie Hall and Robert E. Wilson, terminating the Membership Interest Purchase Agreement and related agreements that the parties had entered into at the end of December 2009 in connection with the Company’s acquisition of SRC. As part of the Settlement Agreement, the Company’s obligation to pay a $500 thousand special fee and a $500 thousand convertible promissory note including interest of $92 thousand were cancelled in their entirety in exchange for a $200 thousand payment and the forgiveness of a net receivable due to the Company of $78 thousand. Additionally, the Company recognized a $66 thousand favorable adjustment related to the change in the estimate of a performance-related contingent obligation for a 2.5% payout based upon the fair value of projected annual billings of SRC. See Note 12, Commitments and Contingencies.

 ENERGY FOCUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(Unaudited)

The classification of these items in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2013 is shown below (in thousands):

Change in estimate of contingent liabilities:
Forgiveness of net receivable due the Company	$78
Adjustment to performance-related contingent obligation	(66)
Net line item expense	$12

Settlement of acquisition obligations:
Forgiveness of special fee	$500
Forgiveness of convertible promissory note, including interest	592
Payment by the Company	(200)
Net line item income	$892

As a provision of the Settlement Agreement, the Company agreed to discontinue using the name Stones River Companies by July 1, 2014. As a result of this provision, the Company wrote off the remaining $325 thousand of the intangible asset for the Tradename during the second quarter of 2013. See Note 5, Intangible Assets.

NOTE 10. SEGMENTS AND GEOGRAPHIC INFORMATION

The Company has two reportable segments: products segment featuring pool lighting, general commercial and industrial lighting, government products, and research and development services, each of which markets and sells energy-efficient lighting systems; and solutions segment providing turnkey, high-quality, energy-efficient lighting application alternatives. The Company’s products are sold through a combination of direct sales employees, independent sales representatives and distributors in different geographic markets throughout the world. The Company’s solutions sales are designed to enhance total value by positively impacting customers’ profitability, the environment, and the communities it serves. These solutions are sold through the Company’s direct sales employees, as well as our SRC subsidiary, and include not only its proprietary energy-efficient lighting solutions, but also sourced lighting systems, energy audits and service agreements.

ENERGY FOCUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(Unaudited)

The following summarizes the Company’s reportable segment data for periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Solutions:
Net sales	$2,104	$2,066	$5,894	$5,811
Cost of sales	1,888	1,672	5,186	4,912
Gross profit	216	394	708	899
Operating expenses:
Sales and marketing	397	320	934	1,004
General and administrative	115	244	526	558
Loss on impairment	-	-	325	-
Total operating expenses	512	564	1,785	1,562
Segment loss	$(296)	$(170)	$(1,077)	$(663)

Products:
Net sales	$3,884	$5,838	$12,808	$15,067
Cost of sales	2,686	4,273	8,879	11,518
Gross profit	1,198	1,565	3,929	3,549
Operating expenses:
Research and development	57	102	266	87
Sales and marketing	821	957	2,616	2,708
General and administrative	106	119	307	261
Restructuring expense	79	-	79	-
Total operating expenses	1,063	1,178	3,268	3,056
Segment income	$135	$387	$661	$493

Reconciliation of segment income (loss) to net loss:
Segment (loss) income:
Solutions	$(296)	$(170)	$(1,077)	$(663)
Products	135	387	661	493
Total segment (loss) income	(161)	217	(416)	(170)
Operating expenses:
Sales and marketing	332	146	801	372
General and administrative	964	848	2,691	2,660
Change in estimate of contingent liabilities	-	-	12	-
Total operating expenses	1,296	994	3,504	3,032
Other (expense) income	(192)	(149)	168	(485)
Loss before income taxes	(1,649)	(926)	(3,752)	(3,687)
Provision for income taxes	(2)	(2)	(6)	(8)
Net loss	$(1,651)	$(928)	$(3,758)	$(3,695)

ENERGY FOCUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(Unaudited)

The following table provides additional business unit gross profitability detail for the Company’s products segment for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Products segment net sales:
Pool and commercial products	$2,612	$4,159	$8,503	$11,354
Government products/R&D services	1,272	1,679	4,305	3,713
Total products segment net sales	3,884	5,838	12,808	15,067

Products segment cost of sales:
Pool and commercial products	1,668	2,892	5,490	8,077
Government products/R&D services	1,018	1,381	3,389	3,441
Total products segment cost of sales	2,686	4,273	8,879	11,518

Products segment gross profit:
Pool and commercial products	944	1,267	3,013	3,277
Government products/R&D services	254	298	916	272
Total products segment gross profit	$1,198	$1,565	$3,929	$3,549

A geographic summary of net sales is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

United States	$5,348	$6,976	$16,683	$18,700
International	640	928	2,019	2,178
Net sales	$5,988	$7,904	$18,702	$20,878

A geographic summary of long-lived assets, which consists of fixed assets and intangible assets, is as follows (in thousands):

	September 30, 2013	December 31, 2012
United States	$1,533	$2,350
International	39	58
Long-lived assets, net	$1,572	$2,408

NOTE 11. INCOME TAXES

At September 30, 2013, the Company has recorded a full valuation allowance against its deferred tax assets in the United States, due to uncertainties related to the Company’s ability to utilize its deferred tax assets, primarily consisting of certain net operating losses carried forward. The valuation allowance is based upon the Company’s estimates of taxable income by jurisdiction and the period over which its deferred tax assets will be recoverable.

ENERGY FOCUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

NOTE 12. COMMITMENTS AND CONTINGENCIES

In connection with the acquisition of SRC, the Company recorded a performance-related contingent obligation in December 2010 related to a 2.5% payout payable over 42 months commencing January 1, 2010 and based upon the fair value of projected annual billings of the acquired business, and a $500 thousand fee if the market price of the Company’s common stock is not equal to or greater than $2.00 per share for at least twenty trading days between June 30, 2010 and June 30, 2013 (due on June 30, 2013). The Company accrued for each of these contingent liabilities at their respective fair values at the time of the acquisition. For the three and nine months ended September 30, 2013, the Company paid $0 and $206 thousand, respectively, relating to the 2.5% payout. For the three and nine months ended September 30, 2012, the Company paid $51 thousand and $140 thousand, respectively, relating to the payout.

On June 28, 2013, the Company entered into a Settlement Agreement with Stones River Companies, LLC, TLC Investments, LLC, Jamie Hall and Robert E. Wilson, terminating the Membership Interest Purchase Agreement related to the acquisition of SRC. As part of the Settlement Agreement, the Company’s obligation to pay a $500 thousand special fee and a $500 thousand convertible promissory note including interest of $92 thousand were cancelled in their entirety. Additionally, the Company recorded at $66 thousand favorable adjustment related to the 2.5% payout discussed above. See Note 9, Settlement of Acquisition Obligations. At December 31, 2012, the Company had recorded a current liability related to these contingent obligations of $728 thousand under the caption “Accrued liabilities” in its Condensed Consolidated Balance Sheets.

NOTE 13. RELATED PARTY TRANSACTIONS

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

On February 27, 2012, the Company entered into an Asian Business Development/Collaboration Agreement with Communal International Ltd. The agreement had a 60 month term, under which the Company paid $523 thousand to Communal. Additionally, during the term of the agreement, the Company will pay Communal a five percent (5%) commission on the Company’s net sales which occur within the Territory, as defined by the agreement. The Company has incurred no commissions due under this agreement through September 30, 2013.

ENERGY FOCUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(Unaudited)

Effective on January 1, 2013, the Asian Business Development/Collaboration Agreement with Communal was amended to reflect the extension of the terms of the agreement for an additional 12 months, and the addition of certain services and countries in the territory covered by the agreement. In connection with the amended and restated agreement, the Company agreed to pay an additional $425 thousand through December 2013. After December 31, 2013, the Company may terminate the agreement upon 30 days written notice. The Company paid $262 thousand related to this agreement during the first nine months of 2013, and recorded expense of $169 thousand during the first nine months 2013.

NOTE 14. SHAREHOLDERS EQUITY

During the first nine months of 2013, the Company entered into unsecured convertible notes totaling $5.2 million. The notes are convertible into shares of Common Stock of the Company at $.23 per share at various dates beginning on July 31, 2013. See Note 7, Debt. The fair market value of the Company’s Common Stock ranged from $0.21 per share to $0.42 per share during the period the note agreements were consummated. In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic Number 420, Debt, $1.8 million was recorded as a discount on these notes under the captions “Long-term debt” and “Additional paid-in capital” in its Condensed Consolidated Balance Sheets at September 30, 2013. The discount will be amortized over the term of the applicable notes through December 31, 2016 unless the notes are converted prior to maturity.

During the second quarter of 2013, an unsecured convertible noted entered into in December 2012 for $1 million was converted into 4.3 million shares of Common Stock of the Company. Additionally, effective October 16, 2013, an additional $500 thousand of the debt was converted into 2.2 million shares of Common Stock of the Company.

NOTE 15. SUBSEQUENT EVENT

On November 13, 2013, the Company announced that it was in negotiations to sell its “Fiberstars” brand pool product lines. The sale is subject to the successful negotiation of terms satisfactory to both parties, completion of the potential buyer’s due diligence review, lender consent, entry into a definitive agreement and other conditions. There is no current binding obligation on either party and, accordingly, Energy Focus makes no assurance that the negotiations will lead to a transaction.

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

When used in this discussion, the words “believes,” “expects,” “anticipates,” “intends,” “assumes,” “estimates,” “evaluates,” “opinions,” “forecasts,” “may,” “could,” “future,” “forward,” “plans,” “potential,” “probable,” and similar expressions are intended to identify forward-looking statements. These statements, which include statements as to our expected sales and gross profit margins, expected operating expenses and capital expenditure levels, our sales and marketing expenses, our general and administrative expenses, the adequacy of capital resources and necessity to raise additional funds, our critical accounting policies, expected benefits from our consolidation and statements regarding pending litigation are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below and under the caption “Risk Factors” in our Annual Report on Form 10-K, as well as our ability to negotiate and enter into a definitive agreement to sell the Fiberstars business on terms acceptable to both parties; the receipt of lender consent to the sale; the occurrence of any other event, change or other circumstances that could give rise to the termination of a definitive agreement or the inability to complete the proposed transaction due to, among other things, the failure to satisfy the conditions set forth in a definitive agreement; that the proposed transaction disrupts Energy Focus’ current plans and operations; our ability to manage expenses; our ability to reduce manufacturing overhead and general and administrative expenses as a percentage of sales; our ability to collect on doubtful accounts receivable; our ability to increase cash balances in future quarters; the cost of enforcing or defending intellectual property; unforeseen adverse competitive, economic or other factors that may impact our cash position; and risks associated with raising additional funds. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

We continue to evolve our business strategy to include providing our customers with comprehensive energy-efficient lighting solutions, which use, but are not limited to, our patented and proprietary technology. Our products segment includes LED and other highly energy-efficient lighting technologies. Typical savings related to current technology approximates 50% in electricity costs for fluorescent retrofits and 80% or more for incandescent retrofits, while providing full-spectrum light closely simulating daylight colors. Our strategy also incorporates continued investment into the research of new and emerging energy efficient LED light sources and applications.

Results of Operations

The following table sets forth the percentage of net sales represented by certain items reflected on our Consolidated Statements of Operations for the following periods:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	76.4	75.2	75.2	78.7
Gross profit	23.6	24.8	24.8	21.3

Operating expenses:
Research and development	1.0	1.3	1.4	0.4
Sales and marketing	25.9	18.0	23.4	19.5
General and administrative	19.8	15.3	18.8	16.7
Loss on impairment	-	-	1.7	-
Restructuring	1.3	-	0.4	-
Change in estimate of contingent liabilities	-	-	0.1	-
Total operating expenses	48.0	34.6	45.8	36.6
Loss from operations	(24.4)	(9.8)	(21.0)	(15.3)

Other income (expense):
Settlement of acquisition obligations	-	-	4.8	-
Other expense	(0.4)	(0.3)	(1.4)	(0.5)
Interest income	-	-	-	0.0
Interest expense	(2.8)	(1.6)	(2.5)	(1.9)

Loss before income taxes	(27.6)	(11.7)	(20.1)	(17.7)

Provision for income taxes	(0.0)	(0.0)	(0.0)	(0.0)

Net loss	(27.6)%	(11.7)%	(20.1)%	(17.7)%

Our net sales breakdown by business segment is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Solutions:
Net sales - solutions	$2,104	$2,066	$5,894	$5,811

Products:
Net sales - pool and commercial	2,612	4,159	8,503	11,354
Net sales - government products/R&D services	1,272	1,679	4,305	3,713
Total net sales - product segment	3,884	5,838	12,808	15,067

Total net sales	$5,988	$7,904	$18,702	$20,878

Net sales of $6.0 million for the third quarter of 2013, decreased 24 percent from the prior year’s third quarter. Solutions segment sales increased two percent, while products segment sales decreased 33 percent due to lower pool, commercial and government product sales. Net sales of $18.7 million for the first nine months of 2013, decreased ten percent from the prior year’s nine month period. Solutions segment sales increased one percent, while product segment sales decreased 15 percent, due to lower pool and commercial product sales. Our solutions segment backlog at September 30, 2013 and 2012 was $4.0 million and $2.6 million, respectively.

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

Gross Profit

Total gross profit was $1.4 million, or 23.6 percent of net sales, for the third quarter ended September 30, 2013, compared to $2.0 million, or 24.8 percent of net sales, for the prior year’s quarter. Solutions segment gross profit decreased $178 thousand and was 10.3 percent of net sales for the 2013 quarter compared to 19.1 percent of net sales for the prior year’s quarter. A few lower margin projects, as well as a few large projects where material was shipped to the project site, but no significant installation had occurred, accounted for the decrease. Gross profit is not recognized on materials until installation has been completed. Products segment gross profit decreased $367 thousand, but increased as a percentage of net sales to 30.8 percent from 26.8 percent in the prior year. The decrease in dollars resulted primarily from lower sales of pool and commercial products. Additionally, the gross margin percentage improved as a result of improvements to our supply chains. For the first nine months of 2013, total gross profit was $4.6 million, or 24.8 percent of net sales, compared to $4.4 million, or 21.3 percent of net sales, in the prior year’s comparable period. Solutions segment gross profit decreased $191 thousand on slightly higher net sales, and was 12.0 percent of net sales for the 2013 period compared to 15.5 percent of net sales for the prior year’s period. Products segment gross profit increased $380 thousand, despite 15 percent lower net sales, to 30.7 percent of net sales from 23.6 percent in the prior year. The increase resulted primarily from improvements to our supply chains.

Operating Expenses

Research and Development

Gross research and development expenses were $905 thousand for third quarter of 2013, a 46 percent increase from $621 thousand in the 2012 quarter. The increase in spending is primarily related to two projects to develop LED lighting; one for the commercial market and one for the Navy. For the first nine months of 2013, gross research and development expenses increased six percent from the prior year’s comparable period.

Research and development expenses include salaries, contractor and consulting fees, supplies and materials, as well as overhead costs such as depreciation and facilities costs. Research and development costs are expensed as they are incurred.

Total government reimbursements are the combination of revenues and credits from government contracts.

The gross and net research and development expense along with credits from government contracts is shown in the following table (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Net Research & Development Expense	2013	2012	2013	2012

Total gross research and development expenses	$905	$621	$2,664	$2,509
Cost recovery through cost of sales	(574)	(398)	(1,742)	(1,792)
Cost recovery and other credits	(274)	(121)	(656)	(630)
Research and development, net	$57	$102	$266	$87

Sales and Marketing

Sales and marketing expenses were $1.5 million, or 25.9 percent of net sales, in the third quarter of 2013, compared to $1.4 million, or 18.0 percent of net sales, in last year’s comparable period; an increase of nine percent. For the first nine months of 2013, sales and marketing expenses were $4.4 million, or 23.4 percent of net sales, compared to $4.1 million, or 19.5 percent of net sales; a seven percent increase. The increase in both periods was primarily due to higher consulting costs, and salaries and related personnel expenses, partially offset by lower commission expense.

General and Administrative

General and administrative expenses were $1.2 million, or 19.8 percent of net sales, for the third quarter of 2013 compared to $1.2 million, or 15.3 percent of net sales, for the third quarter of 2012. For the first nine months of 2013, general and administrative expenses were $3.5 million, or 18.8 percent of net sales, compared to $3.5 million, or 16.7 percent of net sales. For third quarter, lower amortization, incentives and bad debt expenses was offset by higher legal fees. Included in the second quarter of 2013 was approximately $250 thousand accrued for salary, payroll taxes and medical benefits per the terms of a separation agreement with the Company’s former Chief Executive Officer. This was partially offset by lower amortization and bad debt expenses.

Loss on impairment

In conjunction with the settlement agreement between the Company and the former owners of SRC, the Company agreed to discontinue the use of the name “Stones River Companies, LLC” and various derivatives thereof including SRC. Therefore, at June 30, 2013, the remaining unamortized balance of Tradenames of $325 thousand was written off. See Note 9, Settlement of Acquisition Obligations.

Restructuring

During the third quarter of 2013, the Company relocated its manufacturing operation from a contract manufacturing facility located in Mexico to its existing facilities in Pleasanton, California and Solon, Ohio. The Condensed Consolidated Statements of Operations includes $79 thousand in “Restructuring” for severance for the Mexican contract employees as required by the production share agreement, as amended, between the Company and the contract manufacturer. See Note 8, Restructuring.

Change in estimate of contingent liabilities

As a provision of the settlement agreement between the Company and the former owners of SRC, the net receive due to the Company of $78 thousand was forgiven. Additionally, the Company recognized a $66 thousand favorable adjustment related to the change in the estimate of a performance-related contingent obligation for a 2.5% payout based upon the fair value of projected annual billings of SRC. The Company recognized a net expense of $12 thousand related to these items in June 2013. See Note 9, Settlement of Acquisition Obligations.

Other Income and Expenses

Settlement of acquisition obligations

As a provision of the settlement agreement between the Company and the former owners of SRC, the Company’s obligation to pay a $500 thousand special fee and a $500 thousand convertible promissory note including interest of $92 thousand were cancelled in their entirety in exchange for a $200 thousand payment. The Company recognized a net gain of $892 thousand related to these items in June 2013. See Note 9, Settlement of Acquisition Obligations.

Other expense

For the three months ended September 30, 2013 and 2012, other expense was $26 thousand. For the nine months ended September 30, 2013 and 2012, other expense was $265 thousand and $98 thousand, respectively. Other expense consists primarily of amortization of loan origination costs, facility and other fees related to the line of credit agreement.

Interest expense

For the three months ended September 30, 2013 and 2012, interest expense was $166 thousand and $123 thousand, respectively. For the nine months ended September 30, 2013 and 2013, other expense was $459 thousand and $388 thousand, respectively. Interest expense is primarily related to our debt, which includes the amortization of debt discounts and interest on our line of credit facility.

Net Loss

For the three months ended September 30, 2013 and 2012, the net loss was $1.7 million and $928 thousand, respectively. For the nine months ended September 30, 2013 and 2012, the net loss was $3.8 million and $3.7 million, respectively.

Liquidity and Capital Resources

Cash and Cash Equivalents

At September 30, 2013, the Company’s cash and cash equivalents were $952 thousand, compared to $1.2 million at December 31, 2012; a decrease of $229 thousand. The balance at September 30, 2013 includes no restricted cash, compared to $252 thousand of restricted cash at December 31, 2012. The restricted cash at December 31, 2012 relates to funds received from a grant from/for a branch of the United States government. Total debt, including credit line borrowings, was $5.1 million at September 30, 2013 and $4.1 million as of December 31, 2012.

Cash Used in Operating Activities

For the nine months ended September 30, 2013, net cash used in operating activities was $4.3 million compared to net cash used of $6.2 million in 2012. Cash used in operating activities primarily consists of net losses adjusted for non-cash items, including loss on impairment, depreciation, amortization, and stock-based compensation; and the effect of changes in working capital. The decrease in cash used in operating activities for the 2013 nine month period was primarily due to a decrease in accounts receivable during the 2013 period versus an increase in 2012. Additionally, the 2013 period includes an $892 thousand gain on the settlement of acquisition obligations. See Note 9, Settlement of Acquisition Obligations.

Cash Used in Investing Activities

Net cash used in investing activities was $168 thousand for the nine months ended September 30, 2013, and $159 thousand for the same period in 2012, and consisted of the purchase of property and equipment.

Cash Provided by Financing Activities

Net cash provided by financing activities was $4.2 million for the nine months ended September 30, 2013 and $4.6 million for the 2012 comparable period. The 2013 period includes $5.2 million in net proceeds from unsecured convertible debt. See Note 7, Debt, for further discussion of these transactions. The 2012 period includes $4.8 million in net cash proceeds from stock issuances primarily from the Company entering into Securities Purchase Agreements with ten investors, under which it sold 19.6 million units, each of which consists of one share of the Company’s Common Stock, par value $0.0001 per share, and one-half warrant to purchase one share of Common Stock. The purchase price of each unit was $0.25, based on a formula involving the stock’s 30 day average price prior to February 24, 2012. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $0.54. Each warrant is immediately separable from the unit and immediately exercisable, and expires three years from the date of issuance. The Company used the proceeds of the offering to retire debt and for working capital purposes.

Debt

Credit Facilities

On December 22, 2011, the Company entered into a $4.5 million revolving line of credit (“credit facility”) with Rosenthal & Rosenthal. The total loan amount available to the Company under the line of credit is equal to 85% of our net amount of eligible receivables, plus available inventory (the lesser of 50% of the lower of cost or market value of eligible inventory, or $250 thousand). The credit facility is secured by a lien on the domestic assets of the Company. The interest rate for borrowing on accounts receivable is 8.5%, on inventories 10.0% and on overdrafts 13.0%. Additionally, there is an annual 1% facility fee on the entire amount of the credit facility, $4.5 million, payable at the beginning of the year. The credit facility is a three year agreement, expiring on December 31, 2014, unless terminated sooner. There are liquidated damages if the credit facility is terminated prior to December 31, 2014, which are based on the maximum credit facility amount then in effect. The damages are: 2% if terminated prior to December 31, 2013, and 1% if terminated prior to December 31, 2014. The Company is required to comply with certain financial covenants, measured quarterly, including, as defined in the agreement: a tangible net worth amount and a working capital amount. The company was in compliance with the financial covenants at September 30, 2013. Borrowings under the revolving line of credit were $836 thousand at September 30, 2013, and $1.6 million at December 31, 2012, and are recorded in the Condensed Consolidated Balance Sheets as a current liability under the caption “Credit line borrowings.”

Borrowings

Long-term debt, including current maturities, totaled $4.3 million at September 30, 2013 and $2.5 million at December 31, 2012. The change in long-term debt is shown below (in thousands):

Balance, December 31, 2012	$2,549
Unsecured convertible notes entered into	5,245
Discounts on unsecured convertible notes, net	(1,694)
Conversion of unsecured convertible note	(1,000)
Forgiveness of convertible promissory note	(500)
Principal payments on long-term debt	(290)
Balance, September 30, 2013	$4,310

Liquidity

Historically, we have incurred losses attributable to operational performance which has negatively impacted cash flows. As of September 30, 2013, we have an accumulated deficit of $84.4 million. Although management continues to address many of the legacy issues that have historically burdened the Company’s financial performance, the Company still faces challenges in order to reach profitability. In order for it to attain profitability and growth, management will need to improve gross margins, successfully execute the marketing and sales plans for its turnkey energy-efficient lighting solutions business, receive additional orders on and fulfill the $23.1 million U.S. Navy supply contract it was awarded in 2011, develop new technologies into sustainable product lines, continue cost reduction efforts throughout the Company, and continue to improve supply chain performance.

During the first quarter of 2013, the Company embarked on a program to raise additional unsecured convertible debt, of which $5.2 million was received during the first nine months of 2013 and $900 thousand during the fourth quarter through November 13, 2013. Management remains optimistic about obtaining the funding necessary to meet on-going tactical and strategic capital requirements; however, there can be no assurances that this objective will be successful. As such, the Company continues to review and pursue selected external funding sources, if necessary, to execute these objectives including, but not limited to, the following:

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

On November 13, 2013, the Company announced that it was in negotiations to sell its “Fiberstars” brand pool product lines. The sale is subject to the successful negotiation of terms satisfactory to both parties, completion of the potential buyer’s due diligence review, lender consent, entry into a definitive agreement and other conditions. There is no current binding obligation on either party and, accordingly, Energy Focus makes no assurance that the negotiations will lead to a transaction.

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

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, under Topic 220, which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component (the respective line items of net income). This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of this ASU did not materially impact our disclosures.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which amends ASC 740, Income Taxes. The amendments provide guidance on the financial statement presentation of an unrecognized tax benefit, as either a reduction of a deferred tax asset or as a liability, when a net operating loss carryforward, similar tax loss, or a tax credit carryforward exists. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and may be applied on either a prospective or retrospective basis. The provisions are effective for the Company’s Annual Report on Form 10-K for the year ending December 31, 2014. We do not expect the adoption of these provisions to have a significant impact on the Company’s consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2013, we had British pounds sterling-denominated cash valued at $317 thousand held in the United Kingdom, based on the exchange rate at that date. The balances for cash held in the United Kingdom are subject to exchange rate risk. We have a policy of maintaining cash balances in local currency unless an amount of cash is occasionally transferred in order to repay inter-company debts.

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

ENERGY FOCUS, INC.

Date: November 13, 2013	By:	/s/ James Tu
James Tu
Executive Chairman of the Board of Directors

Date: November 13, 2013	By:	/s/ Frank Lamanna
Frank Lamanna
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Documents

3.1	Form of Certificate of Incorporation of the Registrant.

10.1	Energy Focus, Inc. 2013 Employee Stock Purchase Plan (1).

10.2	Amended Form of Notice of Stock Option Grant for 2008 Stock Incentive Plan

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2013 and 2012, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September, 30 2013 and 2012, (vi) the Notes to Condensed Consolidated Financial Statements.

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference from Appendix A to the company’s definitive proxy statement on Form DEF14A filed on August 16, 2013.