Form 10-K
period 2013-12-31
ENERGY FOCUS, INC/DE
filed 2014-03-27
CIK 924168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Title of Each Class

Common Stock, Par Value $0.0001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act of 1933. Yes No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer 	Accelerated filer 
Non-accelerated filer  (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  No ☑

The aggregate value of the Company’s common stock held by non-affiliates of the Company was approximately $14.3 million as of June 30, 2013, the last day of the Company’s most recently completed second fiscal quarter, when the last reported sales price was $0.41 per share.

Number of the registrant’s shares of common stock outstanding as of March 25, 2014: 51,436,937

Documents Incorporated by Reference

Portions of the Proxy Statement for the 2014 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this report.

PART I

Forward-Looking Statements

All references to “Energy Focus,” “we,” “us,” “our,” or “the Company” means Energy Focus, Inc. and its subsidiaries, except where it is made clear that the term means only the parent company.

Statements and information included in this Annual Report on Form 10-K that are not purely historical are forward-looking statements. When used in this report, the words “believes,” “expects,” “anticipates,” “intends,” “assumes,” “estimates,” “evaluates,” “opinions,” “forecasts,” “may,” “could,” “future,” “forward,”, “plans”, “potential,” “probable,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements in this Report on Form 10-K include statements regarding Energy Focus’ expectations, intentions, beliefs, and strategies regarding the future, including but not limited to; growth in the markets into which Energy Focus sells; conditions of the lighting industry and the economy in general; statements as to our competitive position; future operating results; net sales growth; expected operating expenses; gross product margin improvement; sources of net sales; anticipated revenue from government contracts; product development and enhancements; liquidity, ability to generate cash and cash reserves; our reliance upon a limited number of customers; our accounting policies; the effect of recent accounting announcements; the development and marketing of new products; relationships with customers and distributors; relationships with, dependence upon, and the ability to obtain components from suppliers; as well as our remarks concerning our ability to compete in certain markets; the evolution and future size of those markets; seasonal fluctuations; plans for and expected benefits of outsourcing and offshore manufacturing; trends in the price and performance of light-emitting diode (“LED”) lighting products; the benefits and performance of our lighting products; the adequacy of our current physical facilities; our strategy with regard to protecting our proprietary technology; and our ability to retain qualified employees.

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

Energy Focus ® and Intellitube® are our registered trademarks. We may also refer to trademarks of other corporations and organizations in this document.

Item 1. Business

Overview

Energy Focus, Inc., together with its subsidiaries (“Energy Focus”), designs, develops, manufactures, and markets energy-efficient LED lighting products, and is a leading provider of turnkey, energy-efficient, lighting retrofit solutions in the governmental and public sector market, and general commercial market. Energy Focus’ LED lighting technology offers significant energy savings, heat dissipation and maintenance cost benefits over conventional lighting for multiple applications. The Company was founded in 1985 as Fiberstars, Inc., and changed its name to Energy Focus, Inc. and incorporated in Delaware in May 2007.

Our business operates in the following two segments:

●	Products: providing military, general commercial and industrial energy-efficient LED lighting offerings; and
●	Solutions: providing turnkey, high-quality, energy-efficient LED lighting application alternatives, primarily to the existing public-sector building market.

In November 2013, the Company sold and discontinued its pool products business, and is focusing its resources solely on its LED lighting retrofit business. The “Gain (loss) from discontinued operations” caption on the Company’s Consolidated Statements of Operations included in Item 8 of this Annual Report on Form 10-K (“Annual Report”) includes the operations associated with the pool products business. See Note 3, Sale of Discontinued Operations, included in Item 8 for further information relating to the sale of this business.

Our Products

We produce, source, and/or market a wide variety of lighting technologies to serve two primary markets: the U.S. military, and commercial and industrial buildings. Our offerings include the following products:

●	LED luminares and fixtures to serve the U.S. Navy,
●	LED replacements for linear fluorescent lamps,
●	LED luminares and fixtures,
●	LED docklights,
●	LED parking garage luminares and fixtures,
●	LED cold storage globe luminares and LED fiber optic lighting systems, and
●	LED retrofit kits for high-intensity discharge (“HID”) applications.

We continue to seek to aggressively penetrate the government and military lighting markets. In this regard, we have many products being actively marketed to the United States federal government agencies through our direct sales force as well as our distribution partners and online web presence.

The key features of our products are as follows:

●	Many of our products meet the lighting efficiency standards mandated by the Energy Independence and Security Act of 2007 (“EISA 2007”).
●	Many of our products qualify for federal and state tax incentives for commercial and residential consumers in certain states.
●	Many of our products make use of proprietary optical and electronics delivery systems that enable high efficiencies with superior lighting qualities.

Through our solutions segment, we partner with Energy Savings Companies (“ESCO’s”) where we specialize in developing and designing lighting retrofit solutions that generate guaranteed financial returns by using the most innovative lighting technologies available. Our services include comprehensive lighting and energy audits, lighting design and solution development, turnkey lighting implementation, Leadership in Energy & Environmental Design (“LEED”) ready lighting upgrades, and pre and post upgrade monitoring and measurement.

Strengths and Strategy

Our long-term strategy is to continue to penetrate the existing building, and military and maritime lighting markets by providing turnkey, comprehensive and cost competitive energy-efficient lighting solutions that utilize our energy-efficient lighting products. We will continue to focus on markets where the economic benefits of our lighting solutions offerings-are most compelling. These markets include the U.S. Navy, municipalities, universities, schools, hospitals, office buildings, parking garages, supermarkets, retail chains, cold storage facilities and manufacturing environments. The passage of the Energy Savings Performance Contracts legislation in nearly all the U.S. states and EISA 2007 by Congress created a natural market for our energy-efficient products due to certain mandated efficiency standards that our products meet.

Since many of our products today are more efficient than traditional lighting products such as incandescent bulbs and fluorescent lamps, our focus is to increase awareness and knowledge of our technology and offerings within our target markets and to establish comprehensive distribution channels so that we can reach as many potential customers as possible and as soon as possible.

Our strengths, which we believe provide a strategic competitive advantage, include the following:

●	providing the only LED fluorescent replacement lamps currently approved for the U.S. Navy,
●	providing leading edge, price competitive LED fluorescent replacement lamps for commercial and industrial markets,
●	providing our customers with high performance LED lighting retrofit solutions with low total overall cost of ownership,
●	a broad and intimate understanding of lighting technologies and LED lighting applications,
●	a strong understanding of the existing building market drivers and the evolution towards “green” lighting products and energy-efficient lighting systems that maximize customer return on investment,
●	fundamental proprietary knowledge of non-imaging optics and coatings, and
●	strong relationships and long-term partnerships with the federal government and government contractors for research and development.

Our tactical approach to implement our long-term strategy includes:

●	continuing to seek to aggressively penetrate the government and military lighting markets through our direct sales force, as well as our distribution partners, and online presence,
●

continuing to develop mainstream lighting technologies that directly compete against linear fluorescent general illumination lamps and that lead the LED retrofit market from quality, reliability and price standpoints,

●	penetrating the lighting retrofit market of existing buildings by adding sales associates and expanding geographical reaches in both the U.S. and U.K. markets, and
●	continuing to strengthen our services and value added to our customers by providing comprehensive LED solutions capabilities.

Through our strengths and these actions, we seek to achieve the following objectives:

●	sales growth and improved gross margins and overall financial performance,
●	further penetration of our military grade LED lighting products to the military and maritime markets,
●	a streamlined and effective organization that is focused on creating economic value for our customers through our energy-efficient LED products and solutions in the lighting retrofit market, and
●	the continued development of mainstream lighting products that are not currently available and are differentiated by their performance, energy consumption, longevity, and cost of ownership.

During 2013, we made progress in our plan to reposition the Company for growth and profitability including:

●	reestablishing corporate vision, mission and core values,
●	realigning our leadership at the corporate level, as well as at individual business unit levels,
●	divesting non-core businesses by selling our pool lighting product business,
●	streamlining our operations by closing our Mexican facility and restructuring our product development practices,
●	intensifying our focus on and developing business strategies to pursue global lighting retrofit opportunities, specifically in the fluorescent replacement markets, and
●	improving our global supply chain practices that improved and will continue to improve our gross margins.

Sales, Marketing, and Distribution of our Offerings Portfolio

Products

Our products are sold through a combination of direct sales employees, independent sales representatives, and distributors in different geographic markets throughout the world. We continue to seek to aggressively penetrate the government, and military and maritime lighting markets through our direct sales force, as well as our distribution partners, and online presence. Within the commercial and industrial lighting business unit, we continue to focus on direct corporate accounts, general contractors, and lighting retrofit companies (“LRCs”) especially in the property management, retail, hospitality and health care markets, and especially in geographic areas with strong energy rebate programs offered by utilities companies. We also distribute our products through our Energy Focus LED Solutions, LLC (“EFLS”) subsidiary.

Solutions

Our solutions-based sales are designed to enhance total value by providing turnkey, high-quality, energy-efficient lighting application alternatives that positively impact customers’ profitability, the environment, and the communities served. These solutions are sold through our EFLS subsidiary, formerly known as Stones River Companies, LLC, and include comprehensive lighting and energy audits, lighting design and solution development, turnkey lighting implementation, LEED ready lighting upgrades, and pre and post upgrade monitoring and measurement. Whenever and wherever economic values are compelling, EFLS aims to provide 100% LED lighting retrofit solutions to target customers.

Through EFLS, we target the existing public building market, particularly municipalities, universities, schools and hospitals, as well as industrial and manufacturing facilities. EFLS’s current direct customers are large national ESCOs that provide energy-efficient upgrades around the country.

Concentration of Sales

In 2013, sales to our ten largest customers from continuing operations accounted for approximately 60% of net sales. Customers accounting for greater than 10% of our net sales from continuing operations include Johnson Controls, Inc., which accounted for approximately 14%, the U.S. Navy, which accounted for approximately 13%, and Seiberlich Trane, which accounted for approximately 12%.

Competition

Our commercial lighting products compete against a variety of lighting products, including conventional light sources such as incandescent light bulbs, metal halide lamps, compact fluorescent lamps, as well as LEDs and other decorative lighting technologies. Our ability to compete depends substantially upon the superior performance and lower lifecycle cost of our products and services. Principal competitors in our markets include large lamp manufacturers, lighting fixture companies, distributors, lighting retrofit companies, and ESCOs whose financial resources may substantially exceed ours. These competitors may introduce new or improved products that may reduce or eliminate some of the competitive advantage of our products. We anticipate that the primary competition for our products will come from new technologies that offer increased energy efficiency, lower maintenance costs, and/or lower heat radiation.

In our Navy product line, we compete with a small number of qualified military lighting lamp and fixture suppliers, who in the future might also provide LED lighting products. In certain commercial applications, we compete with LED systems produced by large lighting companies such as Royal Philips, CREE, Inc., Osram Sylvania and GE, Inc. In traditional commercial lighting applications, we compete primarily with local and regional lighting manufacturers that, in many cases, are more established in their local markets than us. Some of these competitors offer products with performance characteristics similar to those of our products.

Our EFLS solutions business competes against other lighting retrofit companies, as well as some traditional ESCOs that self-perform the lighting component of their projects. We compete primarily on the basis of financial impact, technology, light quality and design, client relationships, lighting application knowledge, energy efficiency, customer service and marketing support.

Manufacturing and Suppliers

Prior to the fourth quarter of 2013, many of our products were manufactured under a Production Share Agreement with a contract manufacturer and assembler in Mexico, North American Production Sharing, Inc. and Industrias Unidas de BC, SA de CV (“NAPS”). Under this agreement, NAPS provided administrative and manufacturing services, including labor services and the use of manufacturing facilities in Mexico, for the manufacturing and assembly of certain fiber optic and LED lighting systems, equipment and related components. During the third quarter of 2013, we relocated our manufacturing operation from Mexico to our then existing facilities in Pleasanton, California and Solon, Ohio. Due to the sale of the Company’s pool products business in November 2013 and the closing of our facilities in Pleasanton, California, all in-house production was moved to our Solon, Ohio facility.

We continue to produce our lighting systems through a combination of internal manufacturing and assembly, and sourced finished goods. Our internal lighting system manufacturing consists primarily of final assembly, testing, and quality control. We have worked with a number of our vendors to design custom components to meet our specific needs. Our quality assurance program provides for testing of all sub-assemblies at key stages in the assembly process, as well as testing of finished products produced both internally and sourced through third parties.   In some cases, we rely upon a single supplier to source certain components, sub-assemblies or finished goods.

Research and Development

Research and development has remained a key focus of our Company; accordingly, we have committed substantial resources to this endeavor. Our research and development team is dedicated to continuous improvement and innovation of our LED lighting technologies.

Research and development expense, net of credits from government agencies, for the years ended December 31, 2013 and 2012 was $597 thousand and $368 thousand, respectively. Research and development income, net of expenses, for the year ended December 31, 2011 was $515 thousand.

Our recent achievements include:

2013: We were awarded a total of $0.76 million in research contracts and grants. In April 2013, we were awarded approximately $0.16 million in a subcontract under the Department of Defense (“DoD”) for the development of a portable energy efficient shelter lighting fixture. In August 2013, we were awarded approximately $0.45 million of the anticipated $1.2 million we learned of in December 2012, by the Executive Control Board of the National Shipbuilding Research Program (“NSRP”) for the first Phase in the development of a “New Best” LED lighting solution for the U.S. Navy’s 2-bulb fluorescent fixture. NSRP is a collaboration of U.S. Shipyards that focus on common issues with a goal of reducing the cost of acquiring, operating and maintaining Navy Ships. This new best solution utilizes our existing Intellitube® product. In September, we were awarded approximately $0.15 million by NASA for the development of technology applicable to a 4-ft LED fluorescent replacement tube.

2012: We were awarded a total of $1.2 million in research contracts and grants. We were awarded approximately $0.9 million to develop next generation lighting for future U.S. Navy vessels. Like our smaller berth light that has been sailing in the Virginia Class Nuclear submarines for almost two years, this next generation lighting will utilize a larger version of our optical wave guide technology. In January 2012, we were awarded $0.1 million in a subcontract under the Defense Advanced Research Projects Agency (“DARPA”) on the Manufacturable Gradient Index Optics Phase 2 BAA, where in part, we explored further optical advancements to Intellitube® technology. In November 2012, we were awarded a $0.2 million Phase I Small Business Innovation Research (“SBIR”) contract from the Department of Energy (“DoE”) for “Lighting Controls Software for Self-Commissioning and Optimized Energy Savings,” where we further develop the ultra low cost sensor network to compliment Intellitube®, the Company’s LED based fluorescent replacement technology. Additionally, in December, we learned that we were selected to receive funding for at least a $1.2 million award by the Executive Control Board of the National Shipbuilding Research Program (“NSRP”) for the development of a “New Best” LED lighting solution for the U.S. Navy’s 2-bulb fluorescent fixture. NSRP is a collaboration of U.S. Shipyards that focus on common issues with a goal of reducing the cost of acquiring, operating and maintaining Navy Ships. This new solution utilizes our existing Intellitube® product.

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

Intellectual Property

We have a policy of seeking to protect our intellectual property through patents, license agreements, trademark registrations, confidential disclosure agreements and trade secrets, as management deems appropriate. Our intellectual property portfolio consists of 79 issued United States and foreign patents, of which 43 are currently in force, various pending United States patent applications, and various pending Patent Cooperation Treaty patent applications filed with the World Intellectual Property Organization that serve as the basis for national patent filings in countries of interest. Our issued patents expire at various times between September 2014 and May 2031. Generally, the term of patent protection is twenty years from the earliest effective filing date of the patent application. There can be no assurance; however, that our issued patents are valid or that any patents applied for will be issued, and that our competitors or customers will not copy aspects of our lighting systems or obtain information that we regard as proprietary. There can also be no assurance that others will not independently develop products similar to ours. The laws of some foreign countries in which we sell or may sell our products do not protect proprietary rights to products to the same extent as the laws of the United States.

Insurance and Bonding

All of our properties and equipment are covered by insurance and we believe that such insurance is adequate. In addition, we maintain general liability and workers compensation insurance in amounts that we believe are consistent with our risk of loss and industry practice. In regard to our solutions segment, we are often required to provide various types of surety bonds as an additional level of security of our performance. We have a surety arrangement with one surety carrier to which we provide cash collateral relating to our surety bonding program. We believe that this cash collateral is sufficient to support our current bonding requirements.

Employees

As of December 31, 2013, we had 59 employees, 13 of whom are located in the United Kingdom and 46 in the United States. None of our employees are subject to any collective bargaining agreement.

Business Segments

We have two reportable segments: products and solutions. The products segment includes the marketing and sale of commercial, industrial, government, and military and maritime lighting products, and research and development services. Our products are sold primarily in North America, Europe, and the Far East through a combination of direct sales employees, independent sales representatives and distributors. Our solutions segment provides turnkey, high-quality, energy-efficient lighting application alternatives, which are designed to enhance total value by positively impacting customers’ profitability, the environment and the communities served. These solutions are sold through our EFLS subsidiary, and include not only our proprietary energy-efficient lighting LED solutions, but also sourced lighting systems, energy audits and service agreements. Please refer to Note 15, Segments and Geographic Information, included in Item 8 of this Annual Report, for a discussion of our business segments.

Available Information

Our website is located at http://www.efoi.com. We make available free of charge, on or through our website, our annual, quarterly, and current reports, as well as any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission (“SEC”). Information contained on our website is not part of this report.

Item 1A. Risk Factors

We have a history of operating losses and may incur losses in the future, and our auditors have issued a “Going Concern” opinion.

We have experienced net losses from continuing operations of $6.9 million, $6.6 million and $6.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, we had cash and cash equivalents of $2.9 million and an accumulated deficit of $83.0 million. Although management continues to address many of the legacy issues that have historically burdened our financial performance, we still face challenges in order to reach profitability. In order for us to attain profitability and growth, we will need to successfully address these challenges, including improvement in gross margins, execution of our marketing and sales plans for our turnkey energy-efficient lighting solutions business, the development of new technologies into sustainable product lines, the continuation of cost reductions throughout our organization, and continued improvements in our supply chain performance.

There is a risk that our business may not be as successful as we envision. Our independent public accounting firm has issued an opinion in connection with our 2013 Annual Report raising substantial doubt as to our ability to continue as a going concern. This opinion stems from our historically poor operating performance, and our historical inability to generate sufficient cash flow to meet obligations and sustain operations without obtaining additional external financing. Although we are optimistic about obtaining the funding necessary for us to continue as a going concern, there can be no assurances that this objective will be successful. As such, we will continue to review and pursue selected external funding sources, if necessary, to execute these objectives including, but not limited to, the following:

●	obtain financing from traditional or non-traditional investment capital organizations or individuals,
●	potential sale or divestiture of one or more operating units, and
●	obtain funding from the sale of our common stock or other equity or debt instruments or the exercise of outstanding warrants.

Obtaining financing through the above-mentioned mechanisms contains risks, including:

●

loans or other debt instruments may have terms and/or conditions, such as interest rate, restrictive covenants and control or revocation provisions, which are not acceptable to management or our Board of Directors,

●	the current environment in capital markets combined with our capital constraints may prevent us from being able to obtain adequate debt financing,
●	financing may not be available for parties interested in pursuing the acquisition of one or more of our operating units, and
●	additional equity financing may not be available to us in the current capital environment and could lead to further dilution of shareholder value for current shareholders of record.

If we fail to raise additional capital, including from sales revenues, loans or other external funding sources, we may be required to change our planned business strategies. If we are unable to obtain adequate financing, we may not be able to successfully develop and market our products and services. As a result, we would need to curtail business operations, which would have a material negative effect on operating results, the value of our outstanding stock is likely to fall, and our business may fail, causing our stockholders to lose their entire investments.

Depressed general economic conditions, including the strength of the construction market, may adversely affect our operating results and financial condition.

Our business is sensitive to changes in general economic conditions, both inside and outside the United States. An economic downturn may adversely impact our business. Sales of our lighting products depend significantly upon the level of new building and renovation construction, which is affected by housing market trends, interest rates and the weather. In addition, due to the seasonality of construction and the sales of lighting products, our revenue and income have tended to be significantly lower in the first quarter of each year. We may experience substantial fluctuations in our operating results from period to period as a consequence of these factors. Slow growth in the economy or an economic downturn could adversely affect our ability to meet our working capital requirements and growth objectives, or could otherwise adversely affect our business, financial condition and results of operations. As a result, any general or market-specific economic downturns, particularly those affecting new building construction and renovation, or that cause end-users to reduce or delay their purchases of lighting products, services, or retrofit activities, would have a material adverse effect on our business, cash flows, financial condition and results of operations.

Our operating results may fluctuate due to factors that are difficult to forecast and not within our control.

Our past operating results may not be accurate indicators of future performance, and you should not rely on such results to predict our future performance. Our operating results have fluctuated significantly in the past, and could fluctuate in the future. Factors that may contribute to fluctuations include:

●	changes in aggregate capital spending, cyclicality and other economic conditions, or domestic and international demand in the industries we serve;
●	our ability to effectively manage our working capital;
●	our ability to satisfy consumer demands in a timely and cost-effective manner;
●	pricing and available of labor and materials;
●	our inability to adjust certain fixed costs and expenses for changes in demand;
●	seasonal fluctuations in demand and our revenue; and
●	disruption in component supply from foreign vendors.

If LED lighting technology fails to gain widespread market acceptance or we are unable to respond effectively as new lighting technologies and market trends emerge, our competitive position and our ability to generate revenue and profits may be harmed.

To be successful, we depend on continued market acceptance of our existing LED technology. Although adoption of LED lighting continues to grow, the use of LED lighting products for general illumination is in its early stages, is still limited and faces significant challenges. Potential customers may be reluctant to adopt LED lighting products as an alternative to traditional lighting technology because of its higher initial cost or perceived risks relating to its novelty, reliability, usefulness, light quality and cost-effectiveness when compared to other established lighting sources available in the market. Changes in economic and market conditions may also affect the marketability of some traditional lighting technologies such as declining energy prices in certain regions or countries may favor existing lighting technologies that are less energy efficient, reducing the rate of adoption for LED lighting products in those areas. Even if LED lighting products continue to achieve performance improvements and cost reductions, limited customer awareness of the benefits of LED lighting products, lack of widely accepted standards governing LED lighting products and customer unwillingness to adopt LED lighting products in favor of entrenched solutions could significantly limit the demand for LED lighting products and adversely impact our results of operations. In addition, we will need to keep pace with rapid changes in LED technology, changing customer requirements, new product introductions by competitors and evolving industry standards, any of which could render our existing products obsolete if we fail to respond in a timely manner. Development of new products incorporating advanced technology is a complex process subject to numerous uncertainties. We have previously experienced, and could in the future, experience delays in the introduction of new products. If effective new sources of light other than LEDs are discovered, our current products and technologies could become less competitive or obsolete. If others develop innovative proprietary lighting technology that is superior to ours, or if we fail to accurately anticipate technology and market trends, respond on a timely basis with our own development of new products and enhancements to existing products, and achieve broad market acceptance of these products and enhancements, our competitive position may be harmed and we may not achieve sufficient growth in our net sales to attain or sustain profitability.

If we are unable to manage any future growth effectively, our profitability and liquidity could be adversely affected.

Our ability to achieve our desired growth depends on our execution in functional areas such as product development and management, sales and marketing, and general administration and operations. To manage any future growth, we must continue to improve our product development, distribution, operational and financial processes and systems and expand, train and manage our employee base. If we are unable to manage our growth effectively, our business and results of operations could be adversely affected.

If we are not able to compete effectively against companies with greater resources, our prospects for future success will be jeopardized.

The lighting industry is highly competitive. In the high performance lighting markets in which we sell our advanced lighting systems, our products compete with lighting products utilizing traditional lighting technology provided by many vendors. Additionally, in the advanced lighting markets in which we have primarily competed to date, competition has largely been fragmented among a number of small manufacturers. However, some of our competitors, particularly those that offer traditional lighting products, are larger, established companies with greater resources to devote to research and development, manufacturing and marketing, as well as greater brand recognition.

Moreover, we expect to encounter competition from an even greater number of companies in the general lighting market. Our competitors are expected to include the large, established companies in the general lighting industry, such as GE, Inc., Osram Sylvania, CREE, Inc. and Royal Philips Electronics. Each of these competitors has undertaken initiatives to develop LED technology. These companies have global marketing capabilities and substantially greater resources to devote to research and development and other aspects of the development, manufacture and marketing of LED lighting products than we possess. The relatively low barriers to entry into the lighting industry and the limited proprietary nature of many lighting products also permit new competitors to enter the industry easily.

In each of our markets, we also anticipate the possibility that LED manufacturers, including those that currently supply us with LEDs, may seek to compete with us. Our competitors’ lighting technologies and products may be more readily accepted by customers than our products. Moreover, if one or more of our competitors or suppliers were to merge with one another, the change in competitive landscape could adversely affect our competitive position. Additionally, to the extent that competition in our markets intensifies, we may be required to reduce our prices in order to remain competitive. If we do not compete effectively, or if we reduce our prices without making commensurate reductions in our costs, our net sales and profitability and our future prospects for success may be harmed.

If we are unable to obtain and adequately protect our intellectual property rights, our ability to commercialize our products could be substantially limited.

We consider our technology and processes proprietary. If we are not able to adequately protect or enforce the proprietary aspects of our technology, competitors may utilize our proprietary technology. As a result, our business, financial condition and results of operations could be adversely affected. We protect our technology through a combination of patent, copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements, and similar means. Despite our efforts, other parties may attempt to disclose, obtain or use our technologies. Our competitors may also be able to independently develop products that are substantially equivalent or superior to our products or slightly modify our patents. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the United States. As a result, we may not be able to protect our proprietary rights adequately in the United States or abroad. Furthermore, there can be no assurance that we will be successful in obtaining additional patents, or licenses to patents or other intellectual property rights of third parties that we may need to support our business in the future. The inability to obtain certain patents or rights to third-party patents and other intellectual property rights in the future could have a material adverse effect on our business.

Our industry is characterized by vigorous protection and pursuit of intellectual property rights and positions, which may result in protracted and expensive litigation. We have engaged in litigation in the past and litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Litigation may also be necessary to defend against claims of infringement or invalidity by others. An adverse outcome in litigation or any similar proceedings could subject us to significant liabilities, require us to license disputed rights from others or require us to cease marketing or using certain products or technologies. We may not be able to obtain any licenses on acceptable terms, if at all, and may attempt to redesign those products that contain allegedly infringing intellectual property, which may not be possible. We also may have to indemnify certain customers if it is determined that we have infringed upon or misappropriated another party’s intellectual property. The cost of addressing any intellectual property litigation claim, both in legal fees and expenses, and the diversion of management resources, regardless of whether the claim is valid, could be significant and could materially harm our business, financial condition and results of operations.

We derive a significant portion of our revenue from a few customers and the loss of one of these customers, or a reduction in their demand for our services, could adversely affect our business, financial condition, results of operations and prospects.

Our customer base is highly concentrated. One or a few customers have represented a substantial portion of our consolidated revenues and gross profits in any one year or over a period of several consecutive years. In 2013, sales to our ten largest customers from continuing operations accounted for approximately 60% of net sales. Customers accounting for greater than 10% of our net sales from continuing operations include Johnson Controls, Inc., which accounted for approximately 14%, the U.S. Navy, which accounted for approximately 13%, and Seiberlich Trane, which accounted for approximately 12%. A limited number of customers may continue to comprise a substantial portion of our revenue for the foreseeable future. We could lose business from a significant customer for a variety of reasons, including:

●	the consolidation, merger or acquisition of an existing customer, resulting in a change in procurement strategies employed by the surviving entity that could reduce the amount of orders we receive;
●

our performance on individual relationships with one or more significant customers are impaired due to another reason, which may cause us to lose future business with such customers and, as a result, our ability to generate income would be adversely impacted; and

●	the strength of our professional reputation.

If critical components and finished products that we currently purchase from a small number of third-party suppliers become unavailable or increase in cost, or if our suppliers fail to meet our requirements for quality, quantity and timeliness, our revenue and reputation in the marketplace could be harmed, which would damage our business.

In an effort to reduce manufacturing costs, we have outsourced the production of certain parts and components, as well as finished goods in our product lines, to a small number of vendors in various locations throughout the world, primarily in the United States, China and Taiwan. While we believe alternative sources for these components and products are available, we have selected these particular suppliers based on their ability to consistently provide the best quality product at the most cost effective price, to meet our specifications, and to delivery within scheduled time frames. If our suppliers fail to perform their obligations in a timely manner or at satisfactory quality levels, we may suffer lost sales, reductions in revenue and damage to our reputation in the market, all of which would adversely affect our business. We may be vulnerable to unanticipated price increases and payment term changes. Significant increases in the prices of sourced components and products could cause our product prices to increase, which may reduce demand for our products or make us more susceptible to competition. Furthermore, in the event that we are unable to pass along increases in operating costs to our customers, margins and profitability may be adversely affected. Accordingly, the loss of all or one of these suppliers could have a material adverse effect on our operations until such time as an alternative supplier could be found.

Additionally, consolidation in the lighting industry could result in one or more current suppliers being acquired by a competitor, rendering us unable to continue purchasing key components and products at competitive prices. We may be subject to various import duties applicable to materials manufactured in foreign countries and may be affected by various other import and export restrictions, as well as other considerations or developments impacting upon international trade, including economic or political instability, shipping delays and product quotas. These international trade factors will, under certain circumstances, have an impact on the cost of components, which will have an impact on the cost to us of the manufactured product and the wholesale and retail prices of our products.

We depend on independent distributors and sales representatives for a substantial portion of our net sales, and the failure to manage our relationships with these third parties, or the termination of these relationships, could cause our net sales to decline and harm our business.

We rely significantly on indirect sales channels to market and sell our products. Most of our products are sold through third-party independent distributors and sales representatives. In addition, these parties provide technical sales support to end-users. Our current agreements within these sales channels are generally non-exclusive, meaning they can sell products of our competitors. We anticipate that any such agreements we enter into in the future will be on similar terms. Furthermore, our agreements are generally short-term, and can be cancelled by these sales channels without significant financial consequence. We cannot control how these distributors or sales representatives perform and cannot be certain that we or end-users will be satisfied by their performance. If these distributors and sales representatives significantly change their terms with us, or change their historical pattern of ordering products from us, there could be a significant impact on our net sales and profits.

Our products could contain defects or they may be installed or operated incorrectly, which could reduce sales of those products or result in claims against us.

Despite product testing, defects may be found in our existing or future products. This could result in, among other things, a delay in the recognition or loss of net sales, loss of market share or failure to achieve market acceptance. These defects could cause us to incur significant warranty, support and repair costs, divert the attention of our engineering personnel from our product development efforts, and harm our relationship with our customers. The occurrence of these problems could result in the delay or loss of market acceptance of our lighting products and would likely harm our business. Some of our products use line voltages (such as 120 or 240 AC), which involve enhanced risk of electrical shock, injury or death in the event of a short circuit or other malfunction. Defects, integration issues or other performance problems in our lighting products could result in personal injury or financial or other damages to end-users or could damage market acceptance of our products. Our customers and end-users could also seek damages from us for their losses. A product liability claim brought against us, even if unsuccessful, would likely be time consuming and costly to defend.

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

We derive a portion of our revenues from direct and indirect sales to U.S., state, local, and foreign governments and their respective agencies. Such contracts are subject to various procurement laws and regulations, and contract provisions relating to their formation, administration and performance, which may provide for various rights and remedies in favor of the governments that are not typically applicable to or found in commercial contracts. Failure to comply with these laws, regulations or provisions in our government contracts could result in the imposition of various civil and criminal penalties, termination of contracts, forfeiture of profits, suspension of payments, or suspension from future government contracting. If our government contracts are terminated, if we are suspended from government work, or if our ability to compete for new contracts is adversely affected, our business could suffer.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

We have significant U.S. net operating loss and tax credit carryforwards (the “Tax Attributes”). Under federal tax laws, we can carry forward and use our Tax Attributes to reduce our future U.S. taxable income and tax liabilities until such Tax Attributes expire in accordance with the Internal Revenue Code of 1986, as amended (the “IRC”). Section 382 and Section 383 of the IRC provide an annual limitation on our ability to utilize our Tax Attributes, as well as certain built-in-losses, against future U.S. taxable income in the event of a change in ownership, as defined under the IRC. We may experience a change in ownership in the future as a result of changes in our stock ownership that are beyond our control, and any such subsequent changes in ownership for purposes of the IRC could further limit our ability to use our Tax Attributes. Accordingly, any such occurrences could adversely affect our financial condition, operating results and cash flows.

The cost of compliance with environmental, health and safety laws and regulations could adversely affect our results of operations or financial condition.

We are subject to a broad range of environmental, health, and safety laws and regulations. These laws and regulations impose increasingly stringent environmental, health, and safety protection standards and permitting requirements regarding, among other things, air emissions, wastewater storage, treatment, and discharges, the use and handling of hazardous or toxic materials, waste disposal practices, the remediation of environmental contamination, and working conditions for our employees. Some environmental laws, such as Superfund, the Clean Water Act, and comparable laws in U.S. states and other jurisdictions world-wide, impose joint and several liability for the cost of environmental remediation, natural resource damages, third party claims, and other expenses, without regard to the fault or the legality of the original conduct, on those persons who contributed to the release of a hazardous substance into the environment. We may also be affected by future laws or regulations, including those imposed in response to energy, climate change, geopolitical, or similar concerns. These laws may impact the sourcing of raw materials and the manufacture and distribution of our products and place restrictions and other requirements on the products that we can sell in certain geographical locations.

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

For the year ended December 31, 2013, net sales of our products outside of the United States represented 11% of our total net sales from continuing operations. We generally provide technical expertise and limited marketing support, while our independent international distributors generally provide sales staff, local marketing, and product services. We believe our international distributors are better able to service international markets due to their understanding of local market conditions and best business practices. International business operations are subject to inherent risks, including, among others:

●	difficulty in enforcing agreements and collecting receivables through foreign legal systems,
●	unexpected changes in regulatory requirements, tariffs, and other trade barriers or restrictions,
●	potentially adverse tax consequences,
●	the burdens of compliance with the U.S. Foreign Corrupt Practices Act, similar anti-bribery laws in other countries, and a wide variety of foreign laws,
●	import and export license requirements and restrictions of the United States and each other country in which we operate,
●	exposure to different legal standards and reduced protection for intellectual property rights in some countries,
●	currency fluctuations and restrictions, and
●	political, social, and economic instability, including war and the threat of war, acts of terrorism, pandemics, boycotts, curtailment of trade or other business restrictions.

If we do not anticipate and effectively manage these risks, these factors may have a material adverse impact on our sales, thus lowering our total revenues.

We may not fully recognize the anticipated revenue reported in our backlog.

The contracts we enter into for our solutions segment can be relatively large and typically range in the amount of $0.1 million to as much as $4.0 million. As of December 31, 2013, our solutions segment backlog of uncompleted work was $1.9 million. We include a project in our backlog when a contract is awarded or a letter of intent is obtained. The revenue projected in our backlog may not be realized or may not result in the revenue or profits expected. If a project included in our backlog is canceled, suspended or the scope of work is reduced, it would result in a reduction to our backlog, which could affect the revenues and profits realized. If a customer should cancel a project, we may be reimbursed for costs expended to date but would have no contractual right to the total projected revenues included in our backlog. Cancellations or delays of significant projects could have a material adverse effect on future revenues, profits and cash flows.

If we are unable to attract or retain qualified personnel, our business and product development efforts could be harmed.

To a large extent, our future success will depend on the continued contributions of certain employees, such as our current Chief Executive Officer, Chief Financial Officer and Chief Operating Officer. We had significant turnover in our management team during 2013 and cannot be certain that these and other key employees will continue in their respective capacities for any period of time, and these employees may be difficult to replace. Our future success will also depend on our ability to attract and retain qualified technical, sales, marketing, and management personnel, for whom competition is very intense. The loss of, or failure to attract, hire and retain any such persons could delay product development cycles, disrupt our operations, or otherwise harm our business or results of operations. We have been successful in hiring experienced energy solutions salespeople from leading firms in the industry, but if these individuals are not successful in achieving our expectations, then planned sales may not occur and the anticipated net sales may not be realized.

A significant portion of our business is dependent upon the existence of government funding, which may not be available into the future and could result in a significant reduction in sales and could cause significant harm to our business.

A significant portion of our research and development efforts have been supported directly by government funding and were contracted for short periods, usually one to two years. We anticipate a significant portion of our future product sales will come from the military and maritime markets, specifically the U.S. Navy, which is reliant upon federal funding. Further, a significant portion of net sales generated by EFLS are derived from state government funding and supported by federal government funding. U.S. government contracts are conditioned upon the continuing approval by the U.S. Congress of the necessary spending to honor such contracts. We cannot be certain that our U.S. government contracts will not be terminated or suspended in the future due to reductions or eliminations of government funding. If government funding is reduced or eliminated, there is no guarantee that we would be able to continue to fund our activities in these areas at their current levels, if at all, and grow our product sales. If we are unable to maintain our access to government funding in these areas, there could be a significant impact on our net sales and profits and our ability to compete and develop new products.

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

We are authorized to issue 150,000,000 shares of common stock, of which 51.4 million shares were issued and outstanding, as of March 6, 2014. An additional 41 million shares have been reserved for issuance upon exercise of stock options, warrants or conversion of convertible debt. If or when these securities are exercised into shares of our common stock, the number of our shares of common stock outstanding will increase. Increases in our outstanding shares, and any sales of shares, could have an adverse effect on the trading activity and market price of our common stock. Our Board of Directors has the authority, without action or vote of our shareholders, to issue a sizeable part of our authorized but unissued shares. Such stock issuances could be made at a price that reflects a discount or a premium from the then-current trading price of our common stock. In addition, in order to raise capital or acquire businesses in the future, we may need to issue additional securities or promissory notes that are convertible or exchangeable for shares of our common stock. These issuances would dilute shareholders’ percentage ownership interest, which would have the effect of reducing influence on matters on which our shareholders vote, and might dilute the book value of our common stock. Shareholders may incur additional and substantial dilution if (a) holders of convertible debt convert their notes, (b) holders of stock options, whether currently outstanding or subsequently granted, exercise those options, or (c) holders of warrants exercise to purchase shares of our common stock. If an insufficient amount of authorized, but unissued shares of common stock exists to issue in the future in connection with subsequent equity financing or acquisition transactions, we may be required to ask our shareholders to authorize additional shares before undertaking, or as a condition to completing, a financing or acquisition transaction. We cannot be assured that our shareholders would authorize an increase in the number of shares of our common stock.

As a “thinly-traded” stock, large sales can and have placed negative pressure on our common stock price.

Our common stock trades over-the-counter on the OTCQB Marketplace under the symbol EFOI, which generally lacks the liquidity, research coverage and institutional investors following of a national stock exchange. Our common stock is generally considered to be “thinly-traded.” Additionally, we have entered into in the past or may enter into in the future, financing or acquisition transactions resulting in a large number of newly issued shares that become immediately tradable or tradable simultaneously in the future. These factors, coupled with a limited number of market makers, impairs the liquidity of our stock, not only the number of shares that can be bought and sold, but also possible delays in the timing of transactions, and lower prices for our common stock than might otherwise prevail. This could make it difficult or impossible for an investor to sell shares of our common stock within a desired timeframe or to obtain a desired price. Any efforts in the future to list our common stock on a national stock exchange will require satisfaction of the initial listing standards for such an exchange, and we currently do not, and may not ever, satisfy those listing standards.

In addition, from time to time, certain of our shareholders may be eligible to sell all, or a portion of, their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act of 1933, or under effective resale prospectuses. Any substantial sale of our common stock pursuant to Rule 144 or any resale prospectus may have an adverse effect on the market price of our securities.

We do not plan to pay any cash dividends in the foreseeable future.

We have not paid any cash dividends on our common stock and do not intend to pay cash dividends on our common stock in the foreseeable future. Any decision to pay dividends is within the discretion of the Board of Directors and will depend upon our profitability at the time, cash available and other factors. As a result, there is no assurance that there will ever be any cash dividends or other distributions on our common stock.

Failure to effectively estimate employer-sponsored health insurance premiums and incremental costs due to the Affordable Healthcare Act could materially and adversely affect our results of operations, financial position, and cash flows.

In March 2010, the United States federal government enacted comprehensive health care reform legislation, which, among other things, includes guaranteed coverage requirements, eliminates pre-existing condition exclusions and annual and lifetime maximum limits, restricts the extent to which policies can be rescinded, and imposes new taxes on health insurers, self-insured companies, and health care benefits. The legislation imposes implementation effective dates that began in 2010 and extend through 2020 with many of the changes requiring additional guidance from federal agencies and regulations. Possible adverse effects could include increased costs, exposure to expanded liability, and requirements for us to revise the ways in which healthcare and other benefits are provided to employees. We continue to monitor the potential impacts the health care reform legislation will have on our financial results.

We may be subject to legal claims against us or claims by us which could have a significant impact on our resulting financial performance.

At any given time, we may be subject to litigation, the disposition of which may have an adverse effect upon our business, financial condition, or results of operation. Information regarding our current legal proceedings is presented below in Part I, Item 3.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices are located in an approximately 25,000 square foot facility in Solon, Ohio, under a lease agreement expiring on April 30, 2017. See Note 12, Commitments and Contingencies, to the Consolidated Financial Statements for additional information.

We also have leased facilities in Nashville, Tennessee, and Berkshire, United Kingdom. Our lease in Pleasanton, California expired in February 2014. We believe that our current facilities are adequate to support our current and anticipated operations.

Item 3. Legal Proceedings

From time to time, we may be involved in legal proceedings arising from the normal course of business. As of the date of this report, we have not received notice of any new legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of the year ended December 31, 2013, there were no matters submitted to a vote of security holders.

Executive Officers of the Registrant

The following is the name, age, and present position of each of our executive officers, as well as all prior positions held by each of them during the last five years and when each of them was first elected or appointed as an executive officer.

Name	Age	Current Position and Business Experience

James Tu	45

Executive Chairman and Chief Executive Officer – May 2013 to present. Mr. Tu became a Chairman of the Board of Directors of the company in December 2012. He is also Founder, Chief Executive Officer and Chief Investment Officer of 5 Elements Global Advisors, an investment advisory and management company focusing on investing in clean energy companies. Additionally, he is Co-Founder and Managing Partner of Communal International Ltd., a British Virgin Islands company dedicated to assisting clean energy solutions companies gain access to global marketing, manufacturing and financing resources. Previously he was the Director of Investment Management of Gerstein Fisher & Associates, and an equity analyst at Dolphin Asset Management Corporation.

Eric W. Hilliard	46

President and Chief Operating Officer – October 2013 to present. Vice President and Chief Operating Officer from November 2006 to October 2013. Prior to joining Energy Focus, Mr. Hilliard served in Business and Operations Management at Saint Gobain“s Aerospace Flight Structures Division from 2002 to 2006 overseeing the global sales and operations for composite flight structure components to customers such as Embraer, Gulfstream and EADS. Other career assignments include Goodrich Aerospace, Chemical Leaman, and the HJ Heinz Company serving in operational and international roles throughout his career.

Frank Lamanna	50

Chief Financial Officer– July 2013 to present. Corporate Controller from November 2008 to July 2013. Prior to joining Energy Focus, Mr. Lamanna was Corporate Controller for Technical Consumer Products, a $300 million lighting manufacturer and distributor, from April 2006 to November 2008; and was Chief Financial Officer of Avalon Holdings Corporation, an $80 million conglomerate company, from August 2004 to April 2006.

Theresa Matrisciano	57

Vice President of Human Resources– October 2013 to present. Director of Human Resources from July 2013 to October 2013. Prior to joining Energy Focus, Ms. Matrisciano was Director of Human Resources for Weatherchem, a manufacturer of plastic packaging solutions for the food, healthcare and household products industries, from January 2011 to June 2013, and was Manager of Human Resources for Keithley Instruments, Inc., a manufacturer of electronic test and measurement equipment, from April 2009 to December 2010.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock is traded on the OTCQB Marketplace over-the-counter under the symbol EFOI. The following table sets forth the high, low, and closing market prices per share for our common stock as reported by the OTCQB:

	High	Low	Close
First quarter 2013	$0.25	$0.16	$0.20
Second quarter 2013	0.60	0.19	0.41
Third quarter 2013	0.48	0.30	0.42
Fourth quarter 2013	0.88	0.35	0.47

First quarter 2012	$0.72	$0.16	$0.42
Second quarter 2012	0.44	0.23	0.24
Third quarter 2012	0.29	0.21	0.24
Fourth quarter 2012	0.27	0.16	0.16

Effective January 15, 2013, our common stock was deleted from the OTC Bulletin Board (“OTCBB”), as it became ineligible for quotation due to quoting inactivity under SEC Rule 15c2-11.

Market prices during the timeframe when our common stock traded on the OTCBB reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

Stockholders

There were approximately 121 holders of record of our common stock as of March 6, 2014, however, a large number of our shareholders hold their stock in “street name” in brokerage accounts. Therefore, they do not appear on the shareholder list maintained by our transfer agent.

Dividends

We have not declared or paid any cash dividends, and do not anticipate paying cash dividends in the foreseeable future.

Shares Authorized for Issuance under Equity Compensation Plans

The following table details information regarding our existing equity compensation plans as of December 31, 2013:

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	2,898,478	$1.51	7,380,684(1)

(1)	Includes 4,935,862 shares available for issuance under the 2013 Employee Stock Purchase Plan.

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

SELECTED CONSOLIDATED FINANCIAL DATA

(IN THOUSANDS, EXCEPT PER SHARE DATA)

YEARS ENDED DECEMBER 31,	2013	2012	2011	2010	2009

OPERATING SUMMARY
Net sales from continuing operations	$21,533	$23,375	$20,453	$30,556	$8,607
Gross profit from continuing operations	4,579	3,972	3,825	4,970	619
Net loss from continuing operations	(6,947)	(6,576)	(5,973)	(8,807)	(10,165)
Net gain (loss) from discontinued operations	4,586	867	(82)	290	(850)
Net loss	(2,361)	(5,709)	(6,055)	(8,517)	(11,015)
Net loss per share:
Basic & Diluted	$(0.05)	$(0.14)	$(0.25)	$(0.37)	$(0.70)
Shares used in per share calculation:
Basic & Diluted	47,792	41,322	24,669	22,791	15,763
FINANCIAL POSITION SUMMARY
Total assets	$12,808	$14,353	$13,778	$20,374	$17,378
Cash and cash equivalents	2,860	1,181	2,136	4,107	1,062
Credit line borrowings	-	1,590	-	-	-
Current portion of long-term borrowings	59	756	855	481	-
Long-term borrowings	4,011	1,793	955	1,344	715
Shareholders' equity	2,924	825	1,468	6,658	11,505
Common shares outstanding	51,422	44,699	24,913	23,962	21,250

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Energy Focus, Inc. and its subsidiaries (the “Company”) engage in the design, development, manufacturing, marketing, and installation of energy-efficient lighting systems and solutions where we serve two segments:

●	Products: providing military, general commercial and industrial energy-efficient lighting offerings; and
●	Solutions: providing turnkey, high-quality, energy-efficient lighting application alternatives, primarily to the existing public-sector building market.

In November 2013, the Company sold and discontinued its pool products business, and is focusing its resources solely on the LED lighting retrofit business. The “Gain (loss) from discontinued operations” caption on the Company’s Consolidated Statements of Operations included in Item 8 of this Annual Report includes the operations associated with the pool products business. See Note 3, Sale of Discontinued Operations included Item 8, for further information relating to the sale of this business.

With the goal of focusing solely on the LED lighting retrofit business, our solutions segment began focusing its efforts on only bidding LED replacement solutions in ESCO contract proposals versus fluorescent replacements. Additionally, research and development remains a key focus of our Company, and we have committed substantial resources to this endeavor. Our research and development team is dedicated to continuous improvement and innovation of our LED lighting technologies, and we are focusing our efforts on bidding on research contracts and grants from those that support LED technologies. We have also committed unfunded resources toward further developing LED technology, which has caused our net research and development expense to increase.

Our long-term strategy is to continue to further penetrate the existing building, and military and maritime lighting markets by offering advanced and price competitive LED lighting products as well as turnkey, comprehensive energy-efficient lighting solutions. We will continue to focus on markets where the benefits of our lighting solutions offerings, combined with our technology, are most compelling. These markets include the U.S. Navy, municipalities, universities, schools, hospitals, office buildings, parking garages, supermarkets, cold storage facilities and manufacturing environments. The passage of the Energy Savings Performance Contracts legislation in nearly all the U.S. states and EISA 2007 by Congress created a natural market for our energy-efficient products. Since many of our products today are more efficient than traditional lighting products such as incandescent bulbs and fluorescent lamps, our focus is to increase awareness and knowledge of our technology and offerings within our target markets and to establish comprehensive distribution channels so that we can reach as many potential customers as possible and as soon as possible.

Results of Operations

The following table sets forth the percentage of net sales represented by certain items reflected on our Consolidated Statements of

Operations for the years ended December 31:

	2013	2012	2011

Net sales	100.0%	100.0%	100.0%
Cost of sales	78.7	83.0	81.3
Gross profit	21.3	17.0	18.7

Operating expenses:
Research and development	2.8	1.6	(2.5)
Sales and marketing	22.7	18.8	23.6
General and administrative	22.4	19.4	24.4
Loss on impairment	4.3	2.9	-
Valuation of equity instruments	-	-	0.3
Change in estimate of contingent liabilities	0.1	(0.4)	(2.0)
Restructuring	0.4	-	-
Total operating expenses	52.7	42.3	43.8
Loss from operations	(31.4)	(25.3)	(25.1)

Other income (expense):
Settlement of acquisition obligations	4.1	-	-
Interest income	-	-	-
Interest expense	(3.9)	(2.2)	(4.2)
Other (expense) income	(1.1)	(0.6)	0.1

Loss from continuing operations before income taxes	(32.3)	(28.1)	(29.2)
Benefit from income taxes	-	-	0.0
Net loss from continuing operations	(32.3)	(28.1)	(29.2)

Discontinued operations:
Income (loss) from discontinued operations	3.1	3.7	(0.4)
Gain on sale of discontinued operations	18.2	-	-

Income (loss) from discontinued operations before income taxes	21.3	3.7	(0.4)
Provision for income taxes	-	-	-
Net income (loss) from discontinued operations	21.3	3.7	(0.4)

Net loss	(11.0)%	(24.4)%	(29.6)%

Net Sales

Our sales breakdown by business segment is as follows (in thousands):

	Year ended December 31,
	2013	2012	2011
Solutions:
Net sales - solutions segment	$9,847	$10,569	$9,563

Products:
Net sales - commercial	5,966	8,486	6,612
Net sales - government products/R&D services	5,720	4,320	4,278
Total net sales - product segment	11,686	12,806	10,890

Total net sales	$21,533	$23,375	$20,453

Net sales from continuing operations decreased 8% in 2013 from 2012, due mainly to $2.5 million lower commercial sales. Commercial net sales in 2012 include approximately $2 million from one customer where the amount it purchased in 2013 was much smaller. Additionally, solutions net sales for EFLS decreased $722 thousand, or 7%, from 2012. Net sales from continuing operations increased 14% in 2012 from 2011, due mainly to $1.9 million of higher commercial sales due to the large customer sale mentioned above. Additionally, solutions sales for EFLS increased $1.0 million, or 11%, from 2011.

International Sales

We have a manufacturing operation in the United Kingdom, and net sales and expenses from this operation are denominated in local currency, thereby creating exposures to changes in exchange rates. Fluctuations in this operation’s currency may have an impact on our business, results of operations and financial position. We currently do not use financial instruments to hedge our exposure to exchange rate fluctuations with respect to our international operations. As a result, we may experience foreign currency translation gains or losses due to the volatility of other currencies compared to the United States dollar, which may positively or negatively affect our results of operations attributed to these operations. International net sales accounted for 11.1% of net sales in 2013, compared to 12.9% in 2012, and 19.7% for 2011. The effect of changes in currency exchange rates was not material in 2013, 2012 or 2011. The breakdown of our global sales is as follows (in thousands):

	Year ended December 31,
	2013	2012	2011
United States Domestic	$19,136	$20,363	$16,435
International	2,397	3,012	4,018
Total net sales	$21,533	$23,375	$20,453

Gross Profit

Gross profit was $4.6 million, or 21.3% of net sales, in 2013, compared to $4.0 million, or 17.0%, in 2012. The increase in 2013 resulted from improvements in our supply chains, favorable product mix and better execution in our solutions business despite lower net sales. Gross profit margins for the products segment was $3.1 million, or 26.5% of net sales, in 2013 and $2.6 million, or 19.9% of net sales, in 2012. Gross profit margins for the solutions segment was $1.5 million, or 15.1% of net sales, in 2013 compared with $1.4 million, or 13.4% of net sales, in 2012.

Gross profit increased $147 thousand in 2012 from 2011’s $3.8 million, due to higher net sales; however, decreased as a percentage of sales to 17.0% in 2012 from 18.7% in 2011. The products segment gross margin decreased to 19.9% of net sales from 21.1% in 2011 due primarily to a large customer sale with a lower gross margin. Gross profit margins for the solutions segment decreased 2.5 percentage points to 13.4% in 2012 from 2011 on high net sales due to accepting lower margin contracts.

Operating Expenses

Research and development

Gross research and development expenses were $3.5 million in 2013, a 3.8% increase from $3.4 million in 2012. The increase was due primarily to high consulting costs for three specific projects. Two out of the three projects were mostly completed in 2013. Gross research and development expenses in 2012 decreased 25% from $4.5 million in 2011. The decrease was due primarily to lower project costs related to the U.S. Navy contract as Intellitube® for the Navy was generally completed in 2011.

Research and development expenses include salaries, contractor and consulting fees, supplies and materials, as well as costs related to other overhead items such as depreciation and facilities costs. Research and development costs are expensed as they are incurred.

Total government reimbursements are the combination of revenues and credits from government contracts.

The gross and net research and development spending along with credits from government contracts is shown in the following table (in thousands):

	Year ending December 31,
Net Research & Development Spending	2013	2012	2011

Total gross research and development expenses	3,482	3,355	4,456
Cost recovery through cost of sales	(1,937)	(2,150)	(3,519)
Cost recovery and other credits	(948)	(837)	(1,452)
Net research & development expense/(income)	$597	$368	$(515)

Sales and marketing

Sales and marketing expenses were $4.9 million, or 22.7% of net sales, in 2013, compared to $4.4 million, or 18.8% of net sales, in 2012. The increase was primarily due to higher consulting, salaries and benefits, and project costs partially offset by lower commissions and sales incentive costs due to lower sales. In February 2012, the Company entered into an Asian Business Development/Collaboration Agreement with Communal International Ltd. The agreement was amended effective January 1, 2013. We expensed $226 thousand and $270 thousand in 2013 and 2012, respectively, under this agreement. Please refer to Note 16, Related Party Transactions, included in Item 8 for a discussion of these transactions.

Sales and marketing expenses in 2012 decreased 8.8% from $4.8 million, or 23.6% of net sales, in 2011. This decrease was due primarily to lower salaries and benefits, lower commissions and sales incentives, as well as lower rent and recruiting, partially offset by higher consulting costs primarily related to the agreement with Communal International Ltd, discussed above.

General and administrative

General and administrative expenses were $4.8 million, or 22.4% of net sales, in 2013, compared to $4.5 million, or 19.4% of net sales, in 2012. Expenses in 2013 include $448 thousand for severance and related benefits. Please refer to Note 17, Separation Accrual, included in Item 8 for details. Additionally, higher legal fees were offset by lower amortization of intangible assets related to the acquisition of EFLS, and lower bad debt expense.

General and administrative expenses in 2012 decreased 9.3% from $5.0 million, or 24.4% of net sales, in 2011. The decrease was primarily due to lower amortization of intangible assets related to the acquisition of EFLS, and lower legal fees and discretionary spending.

Loss on impairment

In conjunction with a settlement agreement between the Company and the former owners of EFLS, we agreed to discontinue the use of the name “Stones River Companies, LLC” and various derivatives including SRC. Therefore, at June 30, 2013, the remaining unamortized balance of Tradenames of $325 thousand was written off. See Note 11, Settlement of Acquisition Obligations, included in Item 8 for further information. Additionally, due to the sale of our pool products business in November 2013 and the closing of our facilities in Pleasanton, California, we performed an evaluation of property, plant and equipment located in California. In performing this review, we sought out a buyer of the assets for which we no longer had use, and recorded an impairment charge of $608 thousand, which represented the difference between the fair value of the asset group and its carrying value. These assets were reclassified on our Consolidated Balance Sheets under the caption “Assets held for sale” as of December 31, 2013, and were subsequently sold for $130 thousand; the carrying value of the assets after the impairment charge.

As of December 31, 2012, we wrote off $672 thousand of goodwill related to the acquisition of EFLS in Nashville, Tennessee, which occurred on December 31, 2009. Management tests goodwill annually for impairment at the reporting unit level and determines fair value through the use of a discounted cash flow valuation model. Based upon the historical losses incurred, it was determined that the goodwill was impaired.

Valuation of equity instruments

During 2011, we recorded non-cash charges of $56 thousand relating to the valuation of our common stock issued to Lincoln Park Capital Partners, LLC, pursuant to a purchase agreement we entered into in 2010 for our common stock together with a warrant.

Change in estimate of contingent liabilities

In connection with the acquisition of EFLS in December 2009, we recorded a performance-related contingent obligation related to a 2.5% payout payable over 42 months commencing January 1, 2010 and based upon the fair value of projected annual billings of the acquired business. We accrued for this contingent liability at its estimated fair value at the time of the acquisition. As a provision of the settlement agreement between us and the former owners of EFLS, a net receivable due of $78 thousand was forgiven during the second quarter of 2013. Additionally, we recognized a $66 thousand favorable adjustment related to the change in the estimate of the performance-related contingent obligation, resulting in a net expense for 2013 of $12 thousand related to these items. In the fourth quarter of 2012 and 2011, the Company reassessed the carrying value of the contingent liability related to the 2.5% payout and, based upon revised projected future billings, subsequently recorded reductions to the contingent liability of $102 thousand and $411 thousand, respectively. See Note 12, Commitments and Contingencies, included in Item 8 for further information.

Restructuring

During the third quarter of 2013, the Company relocated its manufacturing operations from a contract manufacturing facility located in Mexico to its existing facilities in Pleasanton, California and Solon, Ohio. The Consolidated Statements of Operations includes $80 thousand in “Restructuring” for severance for the Mexican contract employees as required by the production share agreement, as amended, between the Company and the contract manufacturer. As a result of the sale of the pool products business, we relocated our manufacturing operations in Pleasanton, California to Solon, Ohio. This activity was completed by March 2014, and the cost was negligible. See Note 10, Restructuring, included in Item 8 for further information.

Other Income and Expenses

Settlement of acquisition obligations

As a provision of the settlement agreement between us and the former owners of EFLS, our obligation to pay a $500 thousand special fee and a $500 thousand convertible promissory note including interest of $92 thousand were cancelled in their entirety in exchange for a $200 thousand payment. We recognized a net gain of $892 thousand related to these items in June 2013. See Note 11, Settlement of Acquisition Obligations, included in Item 8 for further information.

Interest expense

We had interest expense of $842 thousand, $511 thousand and $861 thousand in 2013, 2012 and 2011, respectively. Interest expense is primarily related to our debt, which includes the amortization of debt discounts and interest on our line of credit facility.

Other expense

Other (expense) income consists primarily of the amortization of loan origination costs, and facility and other fees related to the line of credit agreement.

Income Taxes

We provided a full valuation allowance against our United States deferred tax assets in 2013, 2012 and 2011. The net deferred tax assets for 2013 and 2012 were $2 thousand for our United Kingdom subsidiary, which has been profitable in prior years. We had no net deferred liabilities at December 31, 2013 and 2012. There were no federal tax expenses for the United States operations in 2013, 2012 and 2011, as any expected benefits were offset by an increase in the valuation allowance.

As of December 31, 2013, we had net operating loss carry-forwards of approximately $72.1 million for federal, state and local income tax purposes. However, due to changes in the Company’s capital structure, approximately $14.5 million of this amount is available after the application of Internal Revenue Code (IRC) Section 382 limitations. If not utilized, these carry-forwards will begin to expire in 2021 for federal and have begun to expire for state and local purposes. Please refer to Note 14, Income Taxes, included in Item 8 for further information.

Discontinued Operations

On November 26, 2013, we announced that we had sold our pool products business. As a result of the sale, we have eliminated all net sales and expenses associated with this business from the Consolidated Statements of Operations and have reported the net income (loss) from those activities as “discontinued operations.” Revenues from discontinued operations included $4,455 thousand, $6,462 thousand, and $5,299 thousand for the years ended December 31, 2013, 2012 and 2011, respectively.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred substantial losses, and as of December 31, 2013, we had an accumulated deficit of $83.0 million. We have raised approximately $13.4 million between 2011 and 2013 through the issuance of common stock and debt, which has been funding our operating expenses and working capital. Additionally, we received $4.8 million in cash net of related expenses through the sale of our pool products business. Although management continues to address the issues that have historically burdened our financial performance, we may require additional financing for operating expenses, working capital and other corporate purposes. In order for us to attain profitability and growth, we will need to successfully address these issues, including execution of our marketing and sales plans to further penetrate the military and maritime markets, and the commercial and industrial markets to increase our products segment sales; improve the operating efficiencies in our turnkey energy-efficient lighting solutions business; development of new technologies into sustainable product lines; continue cost reductions throughout our organization; further improve gross margins; and continue to improve our supply chain performance.

The following is a summary of our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows (in thousands):

	2013	2012	2011

Net cash used in operating activities	$(7,215)	$(6,966)	$(2,617)

Net cash provided by (used in) investing activities	$4,603	$(329)	$(237)

Proceeds from issuances of common stock, net	$-	$4,801	$408
Proceeds from exercise of stock options and purchases through the employee stock purchse plan	48	25	53
Proceeds from other borrowings	6,124	1,500	605
Payments on other borrowings	(304)	(886)	(892)
Net (payments) proceeds on credit line borrowings	(1,590)	889	701
Net cash provided by financing activities	$4,278	$6,329	$875

Cash and Cash Equivalents and Debt

At December 31, 2013, our cash and cash equivalents were $2.9 million, compared to $1.2 million at December 31, 2012, and $2.1 million at December 31, 2011. The 2013 balance included restricted cash of $94 thousand compared to $252 thousand in 2012 and $19 thousand in 2011. The restricted cash at December 31, 2013 relates to funds to be used exclusively for a research and development project with the National Shipbuilding Research Program. The restricted cash at December 31, 2012 and 2011 relates to funds received from a grant from/for a branch of the United States government. Additionally, as of December 31, 2013, our cash balance included $500 thousand of the purchase price from the sale of our pool products business held in escrow to secure customary indemnification obligations with respect to representations, warranties and covenants and other obligations of the Company under the Agreement, of which $100 thousand of the funds will be released on March 25, 2014, and on the 25th of each of the next four months thereafter subject to any claims paid pursuant to the escrow agreement. See Note 3, Sale of Discontinued Operations, included in Item 8 for further details. We had $4.1 million in borrowings at December 31, 2013 and 2012, including $1.6 million outstanding on our line of credit at December 31, 2012. There was no balance outstanding on the line of credit at December 31, 2013. This compares with $2.5 million in borrowings at December 31, 2011.

Cash Used in Operating Activities

Net cash used in operating activities primarily consists of net losses adjusted by non-cash items, including loss on impairment, depreciation, stock-based compensation, settlement of acquisition obligations, and amortization, and the effect of changes in working capital. In 2013, net cash used in operation activities resulted primarily from the net loss of $2.4 million and a decrease in accounts payable and accrued liabilities. Operating activities excludes the gain on the sale of the pool products business of $3.9 million in 2013, the net proceeds of which are included in investing activities. In 2012, net cash used in operating activities resulted primarily from the net loss of $5.7 million and a $2.7 million increase in receivables. Cash decreased during 2011 by the net loss of $6.1 million, which was partially offset by non-cash charges and a $1.0 million decrease in net assets and liabilities.

Cash Used in Investing Activities

Net cash provided by investing activities in 2013 includes $4.8 million for the net proceeds from the sale of the pool products business. See Note 3, Sale of Discontinued Operations, for further details. Net cash provided by (used in) investing activities also includes the purchase of property and equipment of $213 thousand, $332 thousand and $256 thousand, in 2013, 2012 and 2011, respectively. The Company expects capital expenditures in 2014 will approximate what they were in 2013. In many cases, the expenditures are included in the funding received for our various government contracts. We capitalize these expenditures if the equipment belongs to the Company per the contract and will continue to be used after the completion of the contract.

Cash Provided by Financing Activities

During 2013, we raised $6.1 million by issuing unsecured subordinated convertible notes. The convertible notes mature on December 31, 2016, have a 5% annual interest rate, and are convertible into our common stock at a price of $0.23 per share. Notes having an aggregate principal amount of $500 thousand were converted into common stock during 2013. Please refer to Note 9, Debt, and Note 13, Shareholders’ Equity, included in Item 8 for a discussion of these transactions. Additionally, we used a portion of the proceeds we received from the sale of the pool products business to pay off the line of credit.

During the first quarter of 2012, we raised $4.8 million, net of issuance costs, by entering into Securities Purchase Agreements with ten investors. Under the terms of the agreements, 19.6 million units, each consisting of one share of common stock and one-half warrant to purchase one share of common stock were issued. The units were priced at $0.25 each based upon a formula involving the stock’s 30-day average price prior to February 24, 2012. Each warrant entitles the holder to purchase one share of common stock at an adjusted exercise price of $0.43. Please refer to Note 13, Shareholders’ Equity, included in Item 8 for a discussion of these transactions. Additionally, during the fourth quarter of 2012, we raised $1.5 million by entering into unsecured subordinated convertible notes. These convertible notes mature on December 31, 2015, have a 5% annual interest rate, and are convertible into our common stock at a price of $0.23 per share. $1 million of these notes were converted to common stock during 2013.

Credit Facilities

On December 22, 2011, we entered into a $4.5 million revolving line of credit with Rosenthal & Rosenthal. The total loan amount available to us under the line of credit is equal to 85% of our net amount of eligible receivables, plus available inventory (the lesser of 50% of the lower of cost or market value of eligible inventory, or $250 thousand). At December 31, 2013, $0 was outstanding and approximately was $1.2 million available under the line of credit based upon eligible receivables and inventories balances. The credit facility is secured by a lien on our domestic assets. The interest rate for borrowing on accounts receivable is 8.5%, on inventories 10.0% and on overdrafts 13.0%. Additionally, there is an annual 1% facility fee on the entire $4.5 million amount of the credit facility payable at the beginning of the year. The Credit Facility is a three year agreement, expiring on December 31, 2014, unless terminated sooner. There are liquidated damages of 1% if the Credit Facility is terminated prior to December 31, 2014. We are required to comply with certain financial covenants, measured quarterly, including, as defined in the agreement: a tangible net worth amount and a working capital amount. We were in compliance with the financial covenants at December 31, 2013. Additionally, the Company’s subsidiary in the United Kingdom has an invoice discounting arrangement whereby the amount available for borrowing is based at 80% of the eligible sales ledger of the U.K. subsidiary. The interest rate for borrowing under this arrangement is 3.02%. There were no amounts outstanding under this arrangement at December 31, 2013.

Contractual Obligations

The following summarizes our contractual obligations as of December 31, 2013, consisting of current and future payments for borrowings in the United States, and minimum lease payments under operating leases (in thousands):

Year ending December 31,	United States Long-Term Borrowings	Non-Cancelable Operating Leases	Total
2014	$59	$340	$399
2015	566	316	882
2016	5,717	308	6,025
2017	26	107	133
2018 and thereafter	70	9	79
Total contractual obligations, gross	6,438	1,080	7,518
Less: discounts on long-term borrowings and sublease payments	(2,368)	-	(2,368)
Total contractual obligations, net	$4,070	$1,080	$5,150

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2013 or 2012.

Going Concern

Our independent public accounting firm has issued an opinion in connection with our 2013 Annual Report on Form 10-K raising substantial doubt as to our ability to continue as a going concern. This opinion stems from our historically poor operating performance and our historical inability to generate sufficient cash flow to meet obligations and sustain operations without obtaining additional external financing. We remain optimistic about obtaining the funding necessary to continue as a going concern; however, there can be no assurances that this objective will be successful. As such, we continue to review and pursue selected external funding sources, if necessary, including, but not limited to, the following:

●	obtain financing from traditional or non-traditional investment capital organizations or individuals,
●	potential sale or divestiture of one or more operating units, and
●	obtain funding from the sale of our common stock or other equity or debt instruments or the exercise of warrants.

Obtaining financing through the above-mentioned mechanisms contains risks, including:

●

loans or other debt instruments may have terms and/or conditions, such as interest rate, restrictive covenants and control or revocation provisions, which are not acceptable to management or our Board of Directors,

●	the current environment in capital markets combined with our capital constraints may prevent us from being able to obtain adequate debt financing,
●	financing may not be available for parties interested in pursuing the acquisition of one or more of our operating units, and
●	additional equity financing may not be available to us in the current capital environment and could lead to further dilution of shareholder value for current shareholders.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies, and the reported amounts of net sales and expenses in the financial statements. Material differences may result in the amount and timing of net sales and expenses if different judgments or different estimates were utilized. Critical accounting policies, judgments, and estimates that we believe have the most significant impact on our financial statements are set forth below:

●	revenue recognition,
●	allowances for doubtful accounts, returns and discounts,
●	impairment of long-lived assets,
●	valuation of inventories,
●	accounting for income taxes, and
●	share-based compensation.

Revenue Recognition

Revenue is recognized when it is realized or realizable, has been earned, and when all of the following have occurred:

●	persuasive evidence or an arrangement exists (e.g., a sales order, a purchase order, or a sales agreement),
●	shipment has occurred, with the standard shipping term being F.O.B. ship point, or services provided on a proportional performance basis or installation have been completed,
●	price to the buyer is fixed or determinable, and
●	collectability is reasonably assured.

Revenues from our products segment business are generally recognized upon shipping based upon the following:

●	all sales made by us to our customer base are non-contingent, meaning that they are not tied to that customer’s resale of products,
●	standard terms of sale contain shipping terms of F.O.B. ship point, meaning that title and risk of loss is transferred when shipping occurs, and
●	there are no automatic return provisions that allow the customer to return the product in the event that the product does not sell within a defined timeframe.

Revenues and profits from our solutions segment are generally recognized by applying percentage-of-completion for the period to the estimated profits for the respective contracts. Percentage-of-completion is determined by relating the actual cost of the work performed to date to the current estimated total cost of the respective contracts. When the estimate on a contract indicates a loss, our policy is to record the entire loss during the accounting period in which it is estimable. In the ordinary course of business, at a minimum on a quarterly basis, we prepare updated estimates of the total forecasted revenue, cost and profit or loss for each contract. The cumulative effect of revisions in estimates of the total forecasted revenue and costs during the course of the work is reflected in the accounting period in which the facts that caused the revision become known. The financial impact of these revisions to any one contract is a function of both the amount of the revision and the percentage-of-completion of the contract. Revenues from our solutions segment will generally be from larger contracts and may range from three to eighteen months in duration.

In accordance with normal practices in the industry, we include in current assets and current liabilities amounts related to contracts realizable and payable. Billings in excess of costs represent the excess of contract billings to date over the amount of contract costs and profits (or contract revenue) recognized to date on a percentage-of-completion basis. Costs in excess of billings represent the excess of contract costs and profits (or contract revenue) recognized to date on the percentage-of-completion basis over the amount of contract billings to date on the remaining contracts. See Note 8, Contracts in Progress, included in Item 8 for additional information.

Revenues from research and development contracts are recognized primarily on the percentage-of-completion method of accounting. Deferred revenue is recorded for the excess of contract billings over the amount of contract costs and profits. Costs in excess of billings, included in prepaid and other assets, are recorded for contract costs in excess of contract billings.

We warrant our products against defects or workmanship issues. We set up allowances for estimated returns, discounts and warranties upon recognition of revenue, and these allowances are adjusted periodically to reflect actual and anticipated returns, discounts and warranty expenses. These allowances are based on past history and historical trends, and contractual terms. The distributors’ obligations to us are not contingent upon the resale of our products and as such do not prohibit revenue recognition.

Allowances for Doubtful Accounts, Returns and Discounts

We establish allowances for doubtful accounts and returns for probable losses based on the customers’ loss history with us, the financial condition of the customer, the condition of the general economy and the industry as a whole, and the contractual terms established with the customer. The specific components are as follows:

●	Allowance for doubtful accounts for accounts receivable, and
●	Allowance for sales returns.

In 2013, the total allowance was $84 thousand, with $72 thousand related to accounts receivable and $12 thousand related to sales returns. In 2012, the total allowance was $265 thousand, with $176 thousand related to accounts receivable and $89 thousand related to sales returns. We review these allowance accounts periodically and adjust them accordingly for current conditions.

Long-lived Assets

Property and equipment is stated at cost and includes expenditures for additions and major improvements. Expenditures for repairs and maintenance are charged to operations as incurred. We use the straight-line method of depreciation over their estimated useful lives of the related assets (generally two to fifteen years) for financial reporting purposes. Accelerated methods of depreciation are used for federal income tax purposes. When assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the Consolidated Statement of Operations. Refer to Note 5, Property and Equipment, included in Item 8 for additional information.

We determine the useful lives of our identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors we consider when determining useful lives include the contractual term of any agreement related to the asset, the historical performance of the asset, our long-term strategy for using the asset, any laws or other local regulations which could impact the useful life of the asset, and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized, on a straight-line basis or other method which best approximates cash flows, over their useful lives, ranging from 5 to 10 years. Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in a business acquisition. We evaluate goodwill for impairment using the projected present value of future cash flows of the reporting unit, taking into account historical performance. A significant amount of judgment is required in estimating fair value of the reporting unit. Based on historical losses incurred, in 2012 it was determined that goodwill was impaired, and we wrote off the remaining balance of $672 thousand as of December 31, 2012, which resulted from our 2009 acquisition of EFLS. Additionally, in conjunction with the settlement agreement between us and the former owners of EFLS, we agreed to discontinue the use of the name “Stones River Companies, LLC” and various derivatives including SRC. Therefore, at June 30, 2013, the remaining unamortized balance of Tradenames of $325 thousand was written off. Refer to Note 6, Intangible Assets, and Note 11, Settlement of Acquisition Obligations, included in Item 8 for additional information.

Long-lived assets, other than goodwill, are reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Events or circumstances that would result in an impairment review primarily include operations reporting losses, a significant change in the use of an asset, or the planned disposal or sale of the asset. The asset would be considered impaired when the future net undiscounted cash flows generated by the asset are less than its carrying value. An impairment loss would be recognized based on the amount by which the carrying value of the asset exceeds its fair value, as determined by quoted market prices (if available) or the present value of expected future cash flows. On December 31, 2013, we recorded an impairment charge of $608 thousand for assets that were held for sale at December 31, 2013. These assets were subsequently sold for $130 thousand, which was the carry value after the impairment charge. See Note 5, Property, Plant and Equipment and Assets Held for Sale, included in Item 8 for additional information.

Valuation of Inventories

We state inventories at the lower of standard cost (which approximates actual cost determined using the first-in-first-out method) or market. We establish provisions for excess and obsolete inventories after evaluation of historical sales, current economic trends, forecasted sales, product lifecycles, and current inventory levels. During 2013, 2012 and 2011, we charged $109 thousand, $111 thousand, and $134 thousand, respectively, to cost of sales from continuing operations for excess and obsolete inventories. Adjustments to our estimates, such as forecasted sales and expected product lifecycles, could harm our operating results and financial position.

Accounting for Income Taxes

As part of the process of preparing our Consolidated Financial Statements, we are required to estimate our income tax liability in each of the jurisdictions in which we do business. This process involves estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items, such as deferred revenues, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our Consolidated Balance Sheet. We then assess the likelihood that these deferred tax assets will be recovered from future taxable income and, to the extent that we believe that it is more likely than not that the deferred tax assets will not be recovered, or is unknown, we establish a valuation allowance.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets. At December 31, 2013 and 2012, we have recorded a full valuation allowance against our deferred tax assets in the United States due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward. The valuation allowance is based upon our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable.

As of December 31, 2013, we had net operating loss carry-forwards of approximately $72.1 million for federal, state and local income tax purposes. However, due to changes in the Company’s capital structure, approximately $14.5 million of this amount is available after the application of Internal Revenue Code (IRC) Section 382 limitations. If not utilized, these carry-forwards will begin to expire in 2021 for federal and have begun to expire for state and local purposes. Please refer to Note 14, Income Taxes, included in Item 8 for additional information.

Share-Based Payments

The cost of employee and director stock options, as well as other share-based compensation arrangements, is reflected in the Consolidated Financial Statements based on the estimated grant date fair value method under the authoritative guidance. Management applies the Black-Scholes option pricing model to options issued to employees and directors to determine the fair value of stock options and apply judgment in estimating key assumptions that are important elements of the model in expense recognition. These elements include the expected life of the option, the expected stock-price volatility, and expected forfeiture rates. The assumptions used in calculating the fair value of share-based awards under Black-Scholes represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. Although we believe the assumptions and estimates we have made are reasonable and appropriate, changes in assumptions could materially impact our reported financial results. Restricted stock units and stock options issued to non-employees are valued based upon the intrinsic value of the award. See Note 13, Shareholders’ Equity, included in Item 8 for additional information.

Recently Issued Accounting Pronouncements

In February 2013, the Financial Account Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, under Topic 220, which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component (the respective line items of net income). This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of this ASU did not materially impact our disclosures.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which amends ASC 740, Income Taxes. The amendments provide guidance on the financial statement presentation of an unrecognized tax benefit, as either a reduction of a deferred tax asset or as a liability, when a net operating loss carryforward, similar tax loss, or a tax credit carryforward exists. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and may be applied on either a prospective or retrospective basis. The provisions are effective for our Annual Report for the year ending December 31, 2014. We do not expect the adoption of these provisions to have a significant impact on our consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, Intangibles — Goodwill and Other, amending ASC Topic 350. Under the revised guidance, entities testing indefinite-lived intangible assets for impairment have the option of performing a qualitative assessment before calculating fair value. If entities determine, on the basis of qualitative factors, that it is more likely than not that the fair value of the indefinite-lived intangible is less than the carrying amount, the fair value calculation would be required. The ASU also requires that the same qualitative factors be considered when determining whether an interim impairment evaluation is necessary. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this guidance did not have a material effect on our financial statements.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Energy Focus, Inc.

We have audited the accompanying consolidated balance sheets of Energy Focus, Inc. and its subsidiaries (collectively the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. Our audits of the consolidated financial statements included the financial statement schedule appearing under Schedule II. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Energy Focus, Inc. and its subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company incurred net losses of $2,361,000, $5,709,000, and $$6,055,000 during the years ended December 31, 2013, 2012, and 2011, respectively. The continued losses, among other factors, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Plante & Moran, PLLC

Cleveland, Ohio

March 27, 2014

ENERGY FOCUS, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31,
(amounts in thousands except share and per share amounts)

	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$2,860	$1,181
Trade accounts receivable less allowances of $84 and $265, respectively	3,348	5,319
Retainage receivable	577	634
Inventories, net	2,510	2,581
Costs in excess of billings	145	99
Prepaid and other current assets	1,207	1,012
Assets held for sale	130	-
Total current assets	10,777	10,826

Property and equipment, net	536	1,800
Intangible assets, net	55	608
Collateralized assets	1,000	1,000
Other assets	440	119
Total assets	$12,808	$14,353

LIABILITIES
Current liabilities:
Accounts payable	$3,707	$5,879
Accrued liabilities	1,218	2,265
Deferred revenue	71	751
Billings in excess of costs	764	464
Credit line borrowings	-	1,590
Current maturities of long-term debt	59	756
Total current liabilities	5,819	11,705

Other liabilities	54	30
Long-term debt	4,011	1,793
Total liabilities	9,884	13,528

SHAREHOLDERS' EQUITY
Preferred stock, par value $0.0001 per share:
Authorized: 2,000,000 shares in 2013 and 2012 Issued and outstanding: no shares in 2013 and 2012	-	-
Common stock, par value $0.0001 per share:
Authorized: 150,000,000 shares in 2013, and 100,000,000 shares in 2012 Issued and outstanding: 51,421,937 in 2013 and 44,698,650 in 2012	5	4
Additional paid-in capital	85,442	80,985
Accumulated other comprehensive income	462	460
Accumulated deficit	(82,985)	(80,624)
Total shareholders' equity	2,924	825
Total liabilities and shareholders' equity	$12,808	$14,353

The accompanying notes are an integral part of these financial statements.

ENERGY FOCUS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31,
(amounts in thousands except per share amounts)

	2013	2012	2011

Net sales	$21,533	$23,375	$20,453
Cost of sales	16,954	19,403	16,628
Gross profit	4,579	3,972	3,825

Operating expenses:
Research and development	597	368	(515)
Sales and marketing	4,899	4,402	4,828
General and administrative	4,815	4,542	5,006
Loss on impairment	933	672	-
Valuation of equity instruments	-	-	56
Change in estimate of contingent liabilities	12	(102)	(411)
Restructuring	80	-	-
Total operating expenses	11,336	9,882	8,964
Loss from operations	(6,757)	(5,910)	(5,139)

Other income (expense):
Settlement of acquisition obligations	892	-	-
Interest income	-	2	4
Interest expense	(842)	(511)	(861)
Other (expense) income	(240)	(157)	21

Loss from continuing operations before income taxes	(6,947)	(6,576)	(5,975)
Benefit from income taxes	-	-	2
Net loss from continuing operations	$(6,947)	$(6,576)	$(5,973)

Discontinued operations:
Income (loss) from discontinued operations	672	867	(82)
Gain on sale of discontinued operations	3,915	-	-

Income (loss) from discontinued operations before income taxes	4,587	867	(82)
Provision for income taxes	(1)	-	-
Net income (loss) from discontinued operations	$4,586	$867	$(82)

Net loss	$(2,361)	$(5,709)	$(6,055)

(Loss) income per share:
Basic and Diluted
From continung operations	$(0.15)	$(0.16)	$(0.25)
From discontinued operations	0.10	0.02	-
Total	$(0.05)	$(0.14)	$(0.25)

Weighted average common shares outstanding:
Basic and Diluted	47,792	41,322	24,669

The accompanying notes are an integral part of these financial statements.

ENERGY FOCUS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
For the years ended December 31,
(amounts in thousands)

	2013	2012	2011

Net loss	$(2,361)	$(5,709)	$(6,055)

Other comprehensive income (loss):
Foreign currency translation adjustments	2	40	(3)
Comprehensive loss	$(2,359)	$(5,669)	$(6,058)

The accompanying notes are an integral part of these financial statements.

ENERGY FOCUS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31, 2013, 2012, and 2011
(amounts in thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balances, December 31, 2010	23,962	$1	$75,094	$423	$(68,860)	$6,658

Issuance of common stock	412	-	463	-	-	463
Issuance of common stock under employee stock option and stock purchase plans	157	-	47	-	-	47
Stock-based compensation	215	-	319	-	-	319
Stock options exercised	7	-	-	-	-	-
Warrants issued for financing	-	-	33	-	-	33
Warrants exercised	160	-	6	-	-	6
Foreign currency translation adjustment	-	-	-	(3)	-	(3)
Net loss	-	-	-	-	(6,055)	(6,055)
Balances, December 31, 2011	24,913	$1	$75,962	$420	$(74,915)	$1,468

Issuance of common stock	19,600	3	4,798	-	-	4,801
Issuance of common stock under employee stock option and stock purchase plans	186	-	25	-	-	25
Stock-based compensation	-	-	200	-	-	200
Foreign currency translation adjustment	-	-	-	40	-	40
Net loss	-	-	-	-	(5,709)	(5,709)
Balances, December 31, 2012	44,699	$4	$80,985	$460	$(80,624)	$825

Issuance of common stock	5	-	2	-	-	2
Issuance of common stock under employee stock option and stock purchase plans	196	-	45	-	-	45
Convertible debt issued for financing			2,697			2,697
Issuance of common stock for conversion of convertible debt	6,522	1	1,500			1,501
Stock-based compensation	-	-	202	-	-	202
Warrants issued			11			11
Foreign currency translation adjustment	-	-	-	2	-	2
Net loss	-	-	-	-	(2,361)	(2,361)
Balances, December 31, 2013	51,422	$5	$85,442	$462	$(82,985)	$2,924

The accompanying notes are an integral part of these financial statements.

ENERGY FOCUS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, (amounts in thousands)

	2013	2012	2011
Cash flows from operating activities:
Net loss	$(2,361)	$(5,709)	$(6,055)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on impairment	933	672	-
Depreciation	660	637	589
Stock-based compensation and payments	201	200	426
Settlement of acquisition obligations	(892)	-	56
Provision for doubtful accounts receivable	(24)	147	115
Amortization of intangible assets	228	419	649
Amortization of discounts on long-term borrowings and acquisition related liabilities	443	236	574
Amortization of loan origination fees	159	113	-
Change in estimate of contingent liabilities	12	(102)	(411)
Gain on sale of discontinued operations	(3,915)	-	-
(Gain) loss on disposal of property and equipment	6	(3)	(11)
Changes in assets and liabilities:
Accounts receivable, inventories, and other assets	(808)	(3,158)	3,411
Accounts payable and accrued liabilities	(1,477)	(107)	(1,976)
Deferred revenue	(380)	(311)	16
Total adjustments	(4,854)	(1,257)	3,438
Net cash used in operating activities	(7,215)	(6,966)	(2,617)

Cash flows from investing activities:
Net proceeds from the sale of discontinued operations	4,816	-	-
Proceeds from the sale of property and equipment	-	3	19
Acquisition of property and equipment	(213)	(332)	(256)
Net cash provided by (used in) investing activities	4,603	(329)	(237)

Cash flows from financing activities:
Proceeds from issuances of common stock, net	-	4,801	408
Proceeds from exercise of stock options and purchases through the employee stock purchase plan	48	25	53
Proceeds from other borrowings	6,124	1,500	605
Payments on other borrowings	(304)	(886)	(892)
Net (payments) proceeds on credit line borrowings	(1,590)	889	701
Net cash provided by financing activities	4,278	6,329	875

Effect of exchange rate changes on cash	13	11	8

Net increase (decrease) in cash and cash equivalents	1,679	(955)	(1,971)
Cash and cash equivalents at beginning of year	1,181	2,136	4,107
Cash and cash equivalents at end of year	$2,860	$1,181	$2,136

Classification of cash and cash equivalents:
Cash and cash equivalents	$2,266	$929	$2,117
Restricted cash held	94	252	19
Cash held in escrow	500	-	-
Cash and cash equivalents at end of period	$2,860	$1,181	$2,136

(Continued on following page)

ENERGY FOCUS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, (amounts in thousands)

	2013	2012	2011
Supplemental Information
Interest paid	$482	$186	$328
Non-cash investing and financing activities:
Fully depreciated assets disposed of	$2,670	$2	$1,050
Conversion of subordinated convertible debt	1,500	-	-

The accompanying notes are an integral part of these financial statements.

ENERGY FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      Nature of Operations

The Company engages in the design, development, manufacturing, marketing, and installation of energy-efficient lighting systems and solutions where we serve two segments:

●	Products: providing military, general commercial and industrial energy-efficient lighting offerings; and
●	Solutions: providing turnkey, high-quality, energy-efficient lighting application alternatives, primarily to the existing public-sector building market.

In November 2013, the Company sold and discontinued its pool products business, and is focusing its resources solely on the LED lighting retrofit business. The “Gain (loss) from discontinued operations” caption on the Company’s Consolidated Statements of Operations included in this Item 8 includes the operations associated with the pool products business. See Note 3, Sale of Discontinued Operations, for further information relating to the sale of this business.

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

Reclassifications

Certain prior year amounts have been reclassified within the Consolidated Financial Statements (“financial statements”), and related notes thereto, to be consistent with the current year presentation. See discussion of the reclassification of discontinued operations in Note 3, Sale of Discontinued Operations.

Basis of Presentation

The financial statements include the accounts of the Company and its subsidiaries, Energy Focus LED Solutions, LLC (“EFLS”), formerly known as Stones River Companies, LLC, in Nashville, Tennessee, and Crescent Lighting Limited (“CLL”) located in the United Kingdom. All significant inter-company balances and transactions have been eliminated.

Going Concern

We have incurred substantial losses, and as of December 31, 2013, we had an accumulated deficit of $83.0 million. We have raised approximately $13.4 million between 2011 and 2013 through the issuance of common stock and debt, which has been funding our operating expenses and working capital. Additionally, we received $4.8 million in net proceeds through the sale of our pool products business in November 2013. Although management continues to address the issues that have historically burdened our financial performance, we may require additional financing for operating expenses, working capital and other corporate purposes. In order for us to attain profitability and growth, we will need to successfully address these issues, including execution of our marketing and sales plans to further penetrate the military and maritime markets, and the commercial and industrial markets to increase our products segment sales; improve the operating efficiencies in our turnkey energy-efficient lighting solutions business; the development of new technologies into sustainable product lines; the continuation of cost reductions throughout our organization; further improvement in gross margins; and continued improvements in our supply chain performance.

ENERGY FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our independent public accounting firm has issued an opinion in connection with this 2013 Annual Report raising substantial doubt as to our ability to continue as a going concern. This opinion stems from our historically poor operating performance, and our historical inability to generate sufficient cash flow to meet obligations and sustain operations without obtaining additional external financing. Although we are optimistic about obtaining the funding necessary for us to continue as a going concern, there can be no assurances that this objective will be successful. As such, we will continue to review and pursue selected external funding sources, if necessary, to execute these objectives including, but not limited to, the following:

●	obtain financing from traditional or non-traditional investment capital organizations or individuals,
●	potential sale or divestiture of one or more operating units, and
●	obtain funding from the sale of our common stock or other equity or debt instruments or the exercise of warrants.

Obtaining financing through the above-mentioned mechanisms contains risks, including:

●

loans or other debt instruments may have terms and/or conditions, such as interest rate, restrictive covenants and control or revocation provisions, which are not acceptable to management or our Board of Directors,

●	the current environment in capital markets combined with our capital constraints may prevent us from being able to obtain adequate debt financing,
●	financing may not be available for parties interested in pursuing the acquisition of one or more of our operating units, and
●	additional equity financing may not be available to us in the current capital environment and could lead to further dilution of shareholder value for current shareholders of record.

Revenue Recognition

Revenue is recognized when it is realized or realizable, has been earned, and when all of the following have occurred:

●	persuasive evidence or an arrangement exists (e.g., a sales order, a purchase order, or a sales agreement),
●	shipment has occurred, with the standard shipping term being F.O.B. ship point, or services provided on a proportional performance basis or installation have been completed,
●	price to the buyer is fixed or determinable, and
●	collectability is reasonably assured.

Revenues from the Company’s products segment business are generally recognized upon shipping based upon the following:

●	all sales made by the Company to its customer base are non-contingent, meaning that they are not tied to that customer’s resale of products,
●	standard terms of sale contain shipping terms of F.O.B. ship point, meaning that title and risk of loss is transferred when shipping occurs, and
●	there are no automatic return provisions that allow the customer to return the product in the event that the product does not sell within a defined timeframe.

Revenues and profits from our solutions segment are generally recognized by applying percentage-of-completion for the period to the estimated profits for the respective contracts. Percentage-of-completion is determined by relating the actual cost of the work performed to date to the current estimated total cost of the respective contracts. When the estimate on a contract indicates a loss, our policy is to record the entire loss during the accounting period in which it is estimable. In the ordinary course of business, at a minimum on a quarterly basis, we prepare updated estimates of the total forecasted revenue, cost and profit or loss for each contract. The cumulative effect of revisions in estimates of the total forecasted revenue and costs during the course of the work is reflected in the accounting period in which the facts that caused the revision become known. The financial impact of these revisions to any one contract is a function of both the amount of the revision and the percentage-of-completion of the contract. Revenues from our solutions segment will generally be from larger contracts and may range from three to eighteen months in duration.

In accordance with normal practices in the industry, we include in current assets and current liabilities amounts related to contracts realizable and payable. Billings in excess of costs represent the excess of contract billings to date over the amount of contract costs and profits (or contract revenue) recognized to date on a percentage-of-completion basis. Costs in excess of billings represent the excess of contract costs and profits (or contract revenue) recognized to date on the percentage-of-completion basis over the amount of contract billings to date on the remaining contracts. See Note 8, Contracts in Progress, for additional information.

ENERGY FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenues from research and development contracts are recognized primarily on the percentage-of-completion method of accounting. Deferred revenue is recorded for the excess of contract billings over the amount of contract costs and profits. Costs in excess of billings, included in prepaid and other assets, are recorded for contract costs in excess of contract billings.

We warrant our products against defects or workmanship issues. We set up allowances for estimated returns, discounts and warranties upon recognition of revenue, and these allowances are adjusted periodically to reflect actual and anticipated returns, discounts and warranty expenses. These allowances are based on past history and historical trends, and contractual terms. The distributors’ obligations to us are not contingent upon the resale of our products and as such do not prohibit revenue recognition.

Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. We have $2.6 million in cash on deposit with financial institutions in the United States as of December 31, 2013, of which $94 thousand is designated as restricted cash and relates to funds used exclusively for a research and development project with the National Shipbuilding Research Program, and $500 thousand in an escrow account from the sale of our pool products business. The remaining cash of $296 thousand is on deposit with a European bank in the United Kingdom.

Inventories

We state inventories at the lower of standard cost (which approximates actual cost determined using the first-in-first-out method) or market. We establish provisions for excess and obsolete inventories after evaluation of historical sales, current economic trends, forecasted sales, product lifecycles, and current inventory levels. Charges to cost of sales for excess and obsolete inventories from continuing operations amounted to $109 thousand, $111 thousand and $134 thousand in 2013, 2012 and 2011, respectively.

Accounts Receivable

Our customers currently are concentrated in the United States and Europe. In the normal course of business, we extend unsecured credit to our customers related to the sale of our services and products. Typical credit terms require payment within 30 to 60 days from the date of delivery or service. We evaluate and monitor the creditworthiness of each customer on a case-by-case basis. We also provide allowances for sales returns and doubtful accounts based on our continuing evaluation of our customers’ ongoing requirements and credit risk. We write-off accounts receivable when we deem that they have become uncollectible and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. We do not generally require collateral from our customers.

Retainage Receivable

Our solutions segment sales are normally subject to a holdback of a percentage of the sale as retainage. This holdback is recorded on the Consolidated Balance Sheets as “Retainage receivable.” Retainage is a portion of the total bid price of a project that is held back by the customer until the project is complete and functioning satisfactorily according to the contract terms. Retainage percentages typically range from 5% to 10% and are collected anywhere from three to eighteen months from the inception of the project. For the year ended December 31, 2013 and 2012, we had retainage receivable from our customers totaling $577 thousand and $634 thousand, respectively.

Income Taxes

As part of the process of preparing our Consolidated Financial Statements, we are required to estimate our income tax liability in each of the jurisdictions in which we do business. This process involves estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items, such as deferred revenues, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our Consolidated Balance Sheet. We then assess the likelihood that these deferred tax assets will be recovered from future taxable income and, to the extent that we believe that it is more likely than not that the deferred tax assets will not be recovered, or is unknown, we establish a valuation allowance.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets. At December 31, 2013 and 2012, we have recorded a full valuation allowance against our deferred tax assets in the United States due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward. The valuation allowance is based upon our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable.

ENERGY FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2013, we had net operating loss carry-forwards of approximately $72.1 million for federal, state and local income tax purposes. However, due to changes in the Company’s capital structure, approximately $14.5 million of this amount is available after the application of Internal Revenue Code (IRC) Section 382 limitations. If not utilized, these carry-forwards will begin to expire in 2021 for federal and have begun to expire for state and local purposes. Please refer to Note 14, Income Taxes, for additional information.

Collateralized Assets

We maintain $1.0 million of cash collateral related to our surety bonding program associated with EFLS. This cash is pledged to the surety carrier until which time we are able to provide sufficient alternative means of collateralization satisfactory to the surety carrier.

Fair Value Measurements

The carrying amounts of certain financial instruments including cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of long-term debt obligations also approximates fair value.

Long-Lived Assets

Property and equipment is stated at cost and includes expenditures for additions and major improvements. Expenditures for repairs and maintenance are charged to operations as incurred. We use the straight-line method of depreciation over their estimated useful lives of the related assets (generally two to fifteen years) for financial reporting purposes. Accelerated methods of depreciation are used for federal income tax purposes. When assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the Consolidated Statement of Operations. Refer to Note 5, Property and Equipment, for additional information.

We determine the useful lives of our identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors we consider when determining useful lives include the contractual term of any agreement related to the asset, the historical performance of the asset, our long-term strategy for using the asset, any laws or other local regulations which could impact the useful life of the asset, and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized, on a straight-line basis or other method which best approximates cash flows, over their useful lives, ranging from 5 to 10 years. Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in a business acquisition. We evaluate goodwill for impairment using the projected present value of future cash flows of the reporting unit, taking into account historical performance. A significant amount of judgment is required in estimating fair value of the reporting unit. Based on historical losses incurred, in 2012 it was determined that goodwill was impaired, and we wrote off the remaining balance of $672 thousand as of December 31, 2012, which resulted from our 2009 acquisition of EFLS. Additionally, in conjunction with the settlement agreement between us and the former owners of EFLS, we agreed to discontinue the use of the name “Stones River Companies, LLC” and various derivatives including SRC. Therefore, at June 30, 2013, the remaining unamortized balance of Tradenames of $325 thousand was written off. Refer to Note 6, Intangible Assets, and Note 11, Settlement of Acquisition Obligations, for additional information.

Long-lived assets, other than goodwill, are reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Events or circumstances that would result in an impairment review primarily include operations reporting losses, a significant change in the use of an asset, or the planned disposal or sale of the asset. The asset would be considered impaired when the future net undiscounted cash flows generated by the asset are less than its carrying value. An impairment loss would be recognized based on the amount by which the carrying value of the asset exceeds its fair value, as determined by quoted market prices (if available) or the present value of expected future cash flows. On December 31, 2013, we recorded an impairment charge of $608 thousand for assets that were held for sale at December 31, 2013. These assets were subsequently sold for $130 thousand, which was the carrying value after the impairment charge. See Note 5, Property and Equipment and Assets Held for Sale, for additional information.

ENERGY FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain Risks and Concentrations

We sell our products and solutions services through a combination of direct sales employees, independent sales representatives, and distributors in different geographic markets throughout the world. We perform ongoing credit evaluations of our customers and generally do not require collateral. Although we maintain allowances for potential credit losses that we believe to be adequate, a payment default on a significant sale could materially and adversely affect our operating results and financial condition.

At December 31, 2013, seven customers accounted for 67% of net accounts receivable, including retainage receivable. At December 31, 2012, four customers accounted for 75% of net accounts receivable, including retainage receivable. For 2013, 2012 and 2011, the top four customers accounted for 36%, 42% and 36% of net sales, respectively.

We require substantial amounts of purchased materials from selected vendors. With specific materials, all of our purchases are from a single vendor. Substantially all of the materials we require are in adequate supply. However, the availability and costs of materials may be subject to change due to, among other things, new laws or regulations, suppliers’ allocation to other purchasers, interruptions in production by suppliers, and changes in exchange rates and worldwide price and demand levels. Our inability to obtain adequate supplies of materials for our products at favorable prices could have a material adverse effect on our business, financial position, or results of operations by decreasing our profit margins and by hindering our ability to deliver products to our customers on a timely basis.

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

Stock-Based Compensation

We recognize compensation expense based on the estimated grant date fair value under the authoritative guidance. Management applies the Black-Scholes option pricing model to value stock options issued to employees and directors, and applies judgment in estimating key assumptions that are important elements of the model in expense recognition. These elements include the expected life of the option, the expected stock-price volatility, and expected forfeiture rates. Compensation expense is generally amortized on a straight-line basis over the requisite service period, which is generally the vesting period. See Note 13, Shareholders’ Equity, for additional information. Common stock, stock options and warrants issued to non-employees that are not part of an equity offering are accounted for under the applicable guidance under Accounting Standards Codification (“ASC”) 505-50, Equity-Based Payments to Non-Employees, and are generally remeasured at each reporting date until the awards vest.

Foreign Currency Translation

Our international subsidiary uses its local currency as its functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense accounts are translated at average exchange rates during the year. Resulting translation adjustments are recorded directly to “Accumulated other comprehensive income” within shareholders’ equity. Foreign currency transaction gains and losses are included as a component of “Other (expense)/income”. Gains and losses from foreign currency translation are included as a separate component of “Other comprehensive loss” within the Consolidated Statements of Comprehensive Loss.

Advertising Expenses

We expense the costs of advertising, which consists of costs for the placement of advertisements in various media. Advertising expenses were $217 thousand, $289 thousand and $273 thousand for the years ended December 31, 2013, 2012 and 2011, respectively.

ENERGY FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Shipping and Handling Costs

We include shipping and handling revenues in net sales, and shipping and handling costs in cost of sales.

Product Warranties

We warrant finished goods against defects in material and workmanship under normal use and service for periods generally between one and five years. Settlement costs consist of actual amounts expensed for warranty services which are largely a result of third-party service calls, and the costs of replacement products. A liability for the estimated future costs under product warranties is maintained for products outstanding under warranty and is included in “Accrued liabilities” in the Consolidated Balance Sheets. The warranty activity for the respective years is as follows (in thousands):

	Year ended December 31,
	2013	2012

Balance at the beginning of the year	$159	$100
Accruals for warranties issued	60	143
Settlements made during the year (in cash or in kind)	(144)	(84)
Balance at the end of the year	$75	$159

Recent Accounting Standards and Pronouncements

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

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which amends ASC 740, Income Taxes. The amendments provide guidance on the financial statement presentation of an unrecognized tax benefit, as either a reduction of a deferred tax asset or as a liability, when a net operating loss carryforward, similar tax loss, or a tax credit carryforward exists. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and may be applied on either a prospective or retrospective basis. The provisions are effective for our Annual Report for the year ending December 31, 2014. We do not expect the adoption of these provisions to have a significant impact on our consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, Intangibles — Goodwill and Other, amending ASC Topic 350. Under the revised guidance, entities testing indefinite-lived intangible assets for impairment have the option of performing a qualitative assessment before calculating fair value. If entities determine, on the basis of qualitative factors, that it is more likely than not that the fair value of the indefinite-lived intangible is less than the carrying amount, the fair value calculation would be required. The ASU also requires that the same qualitative factors be considered when determining whether an interim impairment evaluation is necessary. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this guidance did not have a material effect on our financial statements.

ENERGY FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.      Discontinued Operations

On November 26, 2013, we announced that we had sold our pool products business for a cash purchase price of $5.2 million. Under the terms of the Agreement, we sold substantially all of the assets associated with the pool products business and the buyer assumed certain related liabilities, including the lease for a facility in Pleasanton, California. The purchase price is subject to adjustment based on our working capital at closing. The Agreement contains representations, warranties and covenants of us and the buyer and prohibits us from competing with the buyer in the pool business for a period of five years following the closing. The Agreement also provided for an escrow of $500 thousand of the purchase price to secure customary indemnification obligations with respect to our representations, warranties and covenants and other obligations under the Agreement.

A portion of the purchase price was used to pay the lender under our Rosenthal & Rosenthal credit facility in order to remove liens on the purchased assets. Our availability under the facility was adjusted to reflect our borrowing base based on the eligible accounts receivable and inventory balances after the transaction.

We and the buyer entered into a transition services agreement that will continue until April 30, 2014, under which we provide services to transition the pool products business to the buyer. These services were not material to 2013 and will not be material to 2014 operations.

In connection with the sale, we recognized a gain of $3,915 thousand, net of transition costs, calculated as follows (in thousands):

Sale proceeds	$5,200
Less:
Trade accounts receivable, net	554
Inventories, net	721
Prepaid and other current assets	109
Property and equipment, net	73
Transaction costs	395
Plus:
Accounts payable	269
Accrued liabilities	298
Gain on sale of discontinued operations	$3,915

As a result of the sale of the pool products business, we have eliminated all net sales and expensed associated with this business from its Consolidated Statements of Operations and have reported the net income (loss) from those activities as “discontinued operations” for all periods presented in this Annual Report. Revenues from discontinued operations included $4,455 thousand, $6,462 thousand, and $5,299 thousand for the years ended December 31, 2013, 2012 and 2011, respectively.

4.       Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost determined using the first-in, first-out cost method) or market and consists of the following (in thousands):

	December 31,
	2013	2012
Raw materials	$1,611	$1,649
Finished goods	899	932
Inventories, net	$2,510	$2,581

ENERGY FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.       Property and Equipment and Assets Held for Sale

Property and equipment is stated at cost and is depreciated using the straight-line method over the estimated useful lives of the related assets and consists of the following (in thousands):

	December 31,
	2013	2012
Equipment (useful life 3 - 15 years)	$1,472	$5,963
Tooling (useful life 2 - 5 years)	769	2,600
Furniture and fixtures (useful life 5 years)	115	132
Computer software (useful life 3 years)	521	462
Leasehold improvements (the shorter of useful life or lease life)	589	633
Construction in progress	9	50
Property and equipment at cost	3,475	9,840
Less: accumulated depreciation	(2,939)	(8,040)
Property and equipment, net	$536	$1,800

Depreciation expense was $660 thousand, $637 thousand and $589 thousand for the years ending December 31, 2013, 2012 and 2011, respectively.

Due to the sale of our pool products business in November 2013 and the closing of our facilities in Pleasanton, California, we performed an evaluation of property, plant and equipment located in California. In performing this review, we sought out a buyer of the assets for which we no longer had use, and recorded an impairment charge of $608 thousand, which represented the difference between the fair value of the asset group and its carrying value. These assets were reclassified on our Consolidated Balance Sheets under the caption “Assets held for sale” as of December 31, 2013, and were subsequently sold for $130 thousand; the carrying value of the assets after the impairment charge.

6.       Intangible Assets

The following table summarizes information related to the net carrying value of intangible assets (in thousands):

	Amortization	December 31,
	Life (in years)	2013	2012

Intangible assets:
Tradenames	n/a	$-	$350
Customer relationships	5	55	258
Total intangible assets, net		$55	$608

We evaluate goodwill for impairment using the projected present value of future cash flows of the reporting unit, taking into account historical performance. A significant amount of judgment is required in estimating fair value of the reporting unit. Based on historical losses incurred, in 2012 it was determined that goodwill was impaired, and we wrote off the remaining balance of $672 thousand as of December 31, 2012, which resulted from our 2009 acquisition of EFLS. This write-off is included in the Consolidated Statements of Operations under the caption “Loss on impairment” in 2012.

In conjunction with a settlement agreement between us and the former owners of EFLS, we agreed to discontinue the use of the name “Stones River Companies, LLC” and various derivatives including “SRC”. Therefore, at June 30, 2013, the remaining unamortized balance of Tradenames of $325 thousand was written off. This write-off is included in the Consolidated Statements of Operations under the caption “Loss on impairment” in 2013. See Note 11, Settlement of Acquisition Obligations, for further information.

Amortization expense for intangible assets subject to amortization was $228 thousand, $419 thousand and $649 thousand for the years ended December 31, 2013, 2012 and 2011, respectively. We amortized tradenames on a straight-line basis over the estimated useful lives of the intangible assets. Customer relationships are amortized over their expected useful lives on an accelerated method that approximates the cash flows associated with those relationships. The remaining $55 thousand balance will be amortized during 2014.

ENERGY FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.       Accrued Liabilities (Current):

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2013	2012
Accrued sales commissions and incentives	$280	$514
Accrued warranty expense	75	159
Accrued professional fees	50	153
Accrued payroll and related benefits	299	319
Separation accrual	247	-
Accrued interest	-	87
Accrued taxes	137	162
Accrued performance-related contingent consideration	-	728
Accrued other expenses	130	143
Total accrued expenses	$1,218	$2,265

8.       Contracts in Progress

Costs and estimated earnings on contracts in progress for the year ending December 31, 2013 and 2012 are summarized in the table below (in thousands):

	December 31,
	2013	2012
Costs incurred on uncompleted contracts	$7,347	$7,067
Estimated earnings	1,603	1,330
Total revenues	8,950	8,397
Less: billings to date	9,569	8,762
Total	$(619)	$(365)

Balance sheet classification:
Costs in excess of billings on uncompleted contracts	$145	$99
Billings in excess of costs on uncompleted contracts	(764)	(464)
Total	$(619)	$(365)

9.       Debt

Credit Facilities

On December 22, 2011, we entered into a $4.5 million revolving line of credit with Rosenthal & Rosenthal. The total loan amount available to us under the line of credit is equal to 85% of our net amount of eligible receivables, plus available inventory (the lesser of 50% of the lower of cost or market value of eligible inventory, or $250 thousand). The credit facility is secured by a lien on our domestic assets. The interest rate for borrowing on accounts receivable is 8.5%, on inventories 10.0% and on overdrafts 13.0%. Additionally, there is an annual 1% facility fee on the entire $4.5 million amount of the credit facility payable at the beginning of the year. The Credit Facility is a three year agreement, expiring on December 31, 2014, unless terminated sooner. There are liquidated damages of 1% if the Credit Facility is terminated prior to December 31, 2014. We are required to comply with certain financial covenants, measured quarterly, including, as defined in the agreement: a tangible net worth amount and a working capital amount. We were in compliance with the financial covenants at December 31, 2013. At December 31, 2013, there was a debit/negative balance on the line of credit of $218 thousand, which is included in the Consolidated Balance Sheets under the caption “Cash and cash equivalents.” At December 31, 2012, borrowings under the line of credit were $1.6 million, and are recorded in the Consolidated Balance Sheets as a current liability under the caption “Credit line borrowings.”

ENERGY FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additionally, the Company’s subsidiary in the United Kingdom has an invoice discounting arrangement whereby the amount available for borrowing is based at 80% of the eligible sales ledger of the U.K. subsidiary. The interest rate for borrowing under this arrangement is 3.02%. There was nothing outstanding under this arrangement at December 31, 2013.

Borrowings

The components of our debt at December 31, 2013 and 2012 are summarized in the table below (in thousands):

	December 31,
	2013	2012
Unsecured Convertible Notes (1)	$6,145	$1,500
Convertible Promissory Note - TLC Investments LLC (2)	-	500
Cognovit Note - Keystone Ruby, LLC (3)	223	277
Letter of Credit Agreement - Mark Plush (4)	-	250
Unsecured Promissory Note - Quercus Trust (5)	70	70
Discounts on long-term borrowings	(2,368)	(48)

Subtotal	4,070	2,549

Less: Current maturies of long-term debt	(59)	(756)

Long-term debt	$4,011	$1,793

(1)

Of the balance at December 31, 2013, $500 thousand of the notes mature on December 31, 2015, and $5,645 thousand mature on December 31, 2016. All notes bear interest at 5%, and are convertible into our common stock at $0.23 per share as follows (in thousands):

April 30, 2013	$500
July 31, 2013	1,750
September 30, 2013	1,850
October 31, 2013	700
December 31, 2013	150
January 31, 2014	295
February 28, 2014	900
$6,145

(2)

As a provision of the settlement agreement between us and the former owners of EFLS, our obligation to pay the $500 thousand promissory note was cancelled in its entirety during the second quarter of 2013. See Note 11, “Settlement of Acquisition Obligations.”

(3)

Note matures on April 1, 2017 and bears interest at 10%. Per the terms of the note, if we did not renew the lease of our Solon facility by December 31, 2013, the note became payable immediately. The lease was renewed prior to December 31, 2013.

(4)

On July 3, 2013, the Letter of Credit Agreement was paid in full. Per the terms of the LOC, it matured on August 11, 2013, and bore interest at 12.5%. The LOC was collateralized by a cash deposit with an insurance company issuing our contract performance bonds and by 32% of the unpledged stock of Crescent Lighting, Ltd. (“CLL”), a subsidiary of the Company. As an incentive to enter into the LOC, we issued five-year, detached warrants to purchase 125,000 shares of common stock at an exercise price of $0.01 per share. See Note 16, Related Party Transactions.

(5)	Note matures on June 1, 2109 and bears interest at 1%.

ENERGY FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future maturities of remaining borrowings are summarized in the table below (in thousands):

Year ending December 31,	Long-Term Debt
2014	$59
2015	566
2016	5,717
2017	26
2018	-
2019 and thereafter	70
Gross long-term borrowings	6,438
Less: discounts on long-term borrowings	(2,368)
Total commitment, net	4,070

Less: portion classified as current	(59)
Long-term borrowings, net	$4,011

10.    Restructuring

During the third quarter of 2013, we relocated our manufacturing operations from a contract manufacturing facility located in Mexico to our existing facilities in Pleasanton, California and Solon, Ohio. The Consolidated Statements of Operations includes $80 thousand in “Restructuring” for severance for the Mexican contract employees as required by the production share agreement, as amended, between us and the contract manufacturer. As a result of the sale of the pool products business, we relocated our manufacturing operations in Pleasanton, California to Solon, Ohio. This activity was completed by March 2014, and the cost was negligible.

11.    Settlement of Acquisition Obligations

On June 28, 2013, we entered into a Settlement Agreement with EFLS, TLC Investments, LLC, Jamie Hall and Robert E. Wilson, terminating the Membership Interest Purchase Agreement and related agreements that the parties had entered into at the end of December 2009 in connection with our acquisition of Stones River Companies, LLC, now referred to as “EFLS”. As part of the Settlement Agreement, our obligation to pay a $500 thousand special fee and a $500 thousand convertible promissory note including interest of $92 thousand were cancelled in their entirety in exchange for a $200 thousand payment and the forgiveness of a net receivable due to us of $78 thousand. Additionally, we recognized a $66 thousand favorable adjustment related to the change in the estimate of a performance-related contingent obligation for a 2.5% payout based upon the fair value of projected annual billings of EFLS. See Note 12, Commitments and Contingencies, for further information.

The classification of these items in the Condensed Consolidated Statements of Operations for the year months ended December 31, 2013 is shown below (in thousands):

Change in estimate of contingent liabilities:
Forgiveness of net receivable due the Company	$78
Adjustment to performance-related contingent obligation	(66)
Net line item expense	$12

Settlement of acquisition obligations:
Forgiveness of special fee	$500
Forgiveness of convertible promissory note, including interest	592
Payment by the Company	(200)
Net line item income	$892

As a provision of the Settlement Agreement, we agreed to discontinue using the name Stones River Companies and any variant thereof by July 1, 2014. As a result of this provision, we wrote off the remaining $325 thousand of the intangible asset for the Tradename during the second quarter of 2013. See Note 6, Intangible Assets.

ENERGY FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.    Commitments and Contingencies

We lease certain equipment, manufacturing, warehouse and office space under non-cancelable operating leases expiring through 2019 under which we are responsible for related maintenance, taxes, and insurance. Future minimum non-cancelable lease commitments are as follows (in thousands):

Year ending December 31,	Minimum Lease Commitments
2014	$340
2015	316
2016	308
2017	107
2018	6
2019	3
Total commitment	$1,080

Certain leases included above contain escalation clauses and, as such, rent expense was recorded on a straight-line basis over the term of the lease. Net rent expense was $624 thousand, $641 thousand and $779 thousand for the years ended December 31, 2013, 2012, and 2011, respectively.

In connection with the acquisition of EFLS in December 2009, we recorded a performance-related contingent obligation in related to a 2.5% payout payable over 42 months commencing January 1, 2010 and based upon the fair value of projected annual billings of the acquired business, and a $500 thousand fee if the market price of our common stock is not equal to or greater than $2.00 per share for at least twenty trading days between June 30, 2010 and June 30, 2013 (due on June 30, 2013). The Company accrued for each of these contingent liabilities at their respective fair values at the time of the acquisition. For the years ending December 31, 2013, 2012 and 2011, we paid $206 thousand, $186 thousand and $304 thousand, respectively, relating to the 2.5% payout.

In the fourth quarter of 2012 and 2011, we reassessed the carrying value of the contingent liability related to the 2.5% payout and, based upon revised projected future billings, subsequently recorded reductions to the contingent liability of $102 thousand and $411 thousand, respectively, which has been recorded in the Consolidated Statements of Operations under the caption “Change in estimate of contingent liabilities.”

On June 28, 2013, we entered into a Settlement Agreement with EFLS, TLC Investments, LLC, Jamie Hall and Robert E. Wilson, terminating the Membership Interest Purchase Agreement related to the acquisition of Stones River Companies, LLC, now known as EFLS. As part of the Settlement Agreement, our obligation to pay a $500 thousand special fee and a $500 thousand convertible promissory note including interest of $92 thousand were cancelled in their entirety. Additionally, we recorded at $66 thousand favorable adjustment related to the 2.5% payout discussed above. See Note 11, Settlement of Acquisition Obligations. At December 31, 2012, we had recorded a current liability related to these contingent obligations of $728 thousand under the caption “Accrued liabilities” in the Consolidated Balance Sheets.

ENERGY FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.    Shareholders’ Equity

Convertible Debt

Between the fourth quarter of 2012 and October of 2013, we entered into unsecured convertible notes totaling $7.6 million. The notes are convertible into shares of our common stock at $0.23 per share at various dates beginning on April 2013 through February 2014. See Note 9, Debt, for additional information. During the second through the fourth quarters of 2013 when convertible notes were issued, the fair market value of the our common stock was above the $0.23 per share conversion price of the notes, and ranged from $0.26 to $0.78 per share when the note agreements were consummated. In accordance with ASC Topic Number 420, Debt, $2.7 million was recorded as a discount on those notes under the captions “Long-term debt” and “Additional paid-in capital” in the Consolidated Balance Sheets at December 31, 2013. The discount is being amortized over the term of the applicable notes through December 31, 2016 unless the notes are converted prior to maturity.

During the second quarter of 2013, $1 million of the debt entered into in December 2012 was converted into 4.3 million shares of our common stock. During the fourth quarter of 2013, $500 thousand of the debt entered into during 2013 was converted into 2.2 million shares of our common stock. The unamortized discount of $204 thousand on the note converted during the fourth quarter was recognized under the caption “Interest expense” on the Consolidated Statements of Operations.

Private Placement

Between February 29, 2012 and March 2, 2012, we raised $4.9 million by entering into Securities Purchase Agreements with ten investors, under which we sold 19,600,000 units, each of which consists of one share of our common stock, and one-half warrant to purchase one share of common stock. Each warrant was immediately separable from the unit and immediately exercisable, and will expire three years from the date of issuance. We used the proceeds of the offering to retire debt and for working capital purposes. Eight of the ten investors were new investors and the largest investment from any single investor was $1.0 million.

Warrants

We have issued warrants in conjunction with various private placements of our common stock, debt financing arrangements and acquisitions. Additionally, there was a warrant issued to a former employee in 2013 as part of the sales of the pool products business.

As a result of the convertible debt issuance and the Private Placement in 2012 described above, the following warrants were re-priced in accordance with their respective agreements, based upon a formula taking into account the dilutive effect of new share issuances and the price of those issuances relative to the number of shares outstanding prior to the issuances and the original exercise price of the warrants as follows:

Description of Warrants	Original Exercise Price	Exercise Price at December 31, 2013	Exercise Price at December 31, 2012

2012 Private Placement	$0.54	$0.43	$0.54
2009 Strategic Alliance	0.65	0.40	0.49
2008 Private Placement	3.08	n/a	1.97

n/a – The warrants issued in the 2008 Private Placement expired in March 2013.

ENERGY FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of warrant activity was as follows:

	Warrants Outstanding	Weighted Average Exercise Price During the Period
Balance, December 31, 2010	3,291,378	$1.42
Warrants issued	125,000	0.01
Warrants exercised	(160,000)	0.01
Balance, December 31, 2011	3,256,378	1.43
Warrants issued	9,800,000	0.54
Balance, December 31, 2012	13,056,378	0.76
Warrants issued	25,494	0.35
Warrants expired	(2,006,378)	1.97
Balance, December 31, 2013	11,075,494	$0.44

Exercisable, December 31, 2013	11,075,494	$0.44

The number of warrants and weighted average remaining life (in years) by price for outstanding warrants at December 31, 2013 was as follows:

WARRANTS OUTSTANDING

Exercise Price	Number of Shares Outstanding	Weighted Average Remaining Contactual Life
		(in years)
$0.01	300,000	1.7
$0.35	25,494	2.9
$0.40	600,000	1.0
$0.43	9,800,000	1.2
$1.20	350,000	1.2
	11,075,494	1.2

Stock-based Compensation

On September 30, 2008, our shareholders approved our 2008 Incentive Stock Plan (the “Plan”). The Plan was subsequently amended in 2010 and 2012 to increase the maximum aggregate number of stock awards to 5,000,000 shares, plus any shares remaining available for grant under existing plans. We have one other equity-based compensation plan under which options are currently outstanding; however, no new awards may be granted under this plan as it has been terminated. At December 31, 2013, there are 2.4 million shares available in the Plan for grant. Generally, stock options are granted at fair market value and expire ten years after the grant date. Employee grants generally vest in three or four years, while grants to non-employee directors generally vest in one year. The specific terms of each grant are determined by the Compensation Committee of our Board of Directors.

In February of 2013, executive officers and certain other management level employees were awarded options with vesting criteria based upon our performance relative to our annual operating plan. Due to the financial performance for 2013, these options did not vest and were cancelled effective December 31, 2013. In November 2013, as a result of the sale of the pool products business, our Board of Directors approved the acceleration of the vesting of 70,000 options with a grant price of $0.23 per share for those employees who were being terminated as part of the sale. Additionally, the period in which these grants could be exercised was extended from three months from the date of termination to one year.

We granted 51,219 restricted stock units during the third quarter of 2013; however, 14,634 were forfeited leaving 36,585 outstanding at December 31, 2013. The fair market value on the date of grant was $0.41 per share. The shares vest one year from the grant date.

ENERGY FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-based compensation expense is attributed to the granting of stock options and restricted stock awards. For all stock-based awards, we recognize compensation expense using a straight-line amortization method.

The impact on our results for stock-based compensation was as follows (in thousands):

	2013	2012	2011

Cost of sales	$5	$-	$-
Research and development	28	27	37
Sales and marketing	32	27	141
General and administrative	136	146	248
Total stock-based compensation	$201	$200	$426

At December 31, 2013 and 2012, we had unamortized stock compensation expense of $189 thousand and $228 thousand, respectively. The remaining weighted average life was 1.3 and 1.0 years as of December 31, 2013 and 2012, respectively.

Stock Options

The per share weighted average fair value of stock options granted during 2013, 2012, and 2011 was $0.21, $0.15 and $0.47, respectively. We estimate the fair value of each stock option on the date of grant using the Black-Scholes option pricing model and the following assumptions:

	2013	2012	2011
Expected life of option (years)	7.0	5.6	6.1
Risk-free interest rate	1.36%	0.82%	2.36%
Expected volatility	92.00%	59.00%	56.35%
Dividend yield	0%	0%	0%

The estimated expected life of the option is calculated based on contractual life of the option, the vesting life of the option, and historical exercise patterns of vested options. The risk-free interest rate is based on U.S. treasury zero-coupon yield curve on the grant date for a maturity similar to the expected life of the option. The volatility estimates are calculated using historical volatility of our stock price calculated over a period of time representative of the expected life of the option. We have not paid dividends in the past, and do not expect to pay dividends over the corresponding expected term as of the grant date.

ENERGY FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Options outstanding under all plans at December 31, 2013 have a contractual life of ten years, and vesting periods between one and four years. A summary of option activity under all plans was as follows:

	Number of Options	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2010	1,877,417	$3.36
Granted	1,040,000	0.84
Cancelled	(591,419)	2.99
Exercised	(7,500)	0.60
Outstanding at December 31, 2011	2,318,498	2.28
Granted	120,000	0.27
Cancelled	(253,915)	2.22
Exercised	-	-
Outstanding at December 31, 2012	2,184,583	2.20
Granted	2,079,500	0.31
Cancelled	(1,382,190)	0.77
Exercised	(20,000)	0.52
Outstanding at December 31, 2013	2,861,893	$1.53

Vested and Expected to Vest at December 31, 2013	2,655,321	$1.24

Exercisable at December 31, 2013	1,914,697	$2.08

The “Expected to Vest” option are the unvested options that remain after applying the pre-vesting forfeiture rate assumption to total unvested options. The total intrinsic value of options exercised during 2013 was $5 thousand. The total intrinsic value of options outstanding and option exercisable was $222 thousand and $106 thousand in 2013 and 2012, respectively, which was calculated using the closing stock price at the end of the year of $0.47 per share less the option price of the in-the-money grants.

The options outstanding at December 31, 2013 have been segregated into ranges for additional disclosure as follows:

OPTIONS OUTSTANDING						OPTIONS EXERCISABLE
Range of Exercise Prices			Number of Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
				(in years)
$0.23	-	$0.23	855,000	9.2	$0.23	398,332	$0.23
$0.26	-	$0.76	772,394	8.5	0.52	350,932	0.54
$1.00	-	$2.33	882,499	5.9	1.37	813,433	1.39
$4.91	-	$6.36	160,000	3.5	6.03	160,000	6.03
$7.00	-	$10.64	192,000	1.9	8.38	192,000	8.38
			2,861,893	7.2	$1.53	1,914,697	2.08

ENERGY FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock

In the past, we have issued restricted stock to Executive Officers and Director in lieu of a portion of cash compensation or Directors’ fees. Additionally, in 2010 a key employee was issued restricted stock as a bonus. The restricted stock was valued at the fair market value of our common stock on grant date, and expense was amortized over the applicable service period.

A summary of restricted stock activity was as follows:

	Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
At December 31, 2010	497,629	$0.73
Granted	114,767	0.96
Vested	(197,721)	0.87
At December 31, 2011	414,675	0.73
Granted	-	-
Vested	-	-
At December 31, 2012	414,675	0.73
Granted	-	-
Vested	(40,865)	0.73
At December 31, 2013	373,810	$0.73

Employee Stock Purchase Plans

A total of 600,000 shares of common stock have been reserved for issuance under the 1994 Employee Stock Purchase Plan (the “1994 Plan”), as amended. In September 2013, our shareholders approved the 2013 Employee Stock Purchase Plan (the “2013 Plan”) to replace the 1994 Plan. A total of 5,000,000 shares of common stock have been reserved for issuance under the 2013 Plan. Both plans permit eligible employees to purchase common stock through payroll deductions at a price equal to the lower of 85% of the fair market value of our common stock at the beginning or end of the offering period. Employees may end their participation at any time during the offering period, and participation ends automatically upon termination of employment with us. During 2013, 2012 and 2011, employees purchased 176,548, 185,515 and 156,618 shares, respectively. At December 31, 2013, a total of 4.9 million shares remained available for purchase under the 2013 Plan.

ENERGY FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.    Income Taxes

We file income tax returns in the United States federal jurisdiction, as well as in various states and foreign jurisdictions. With few exceptions, we are no longer subject to United States federal, state, and local, or non-United States income tax examinations by tax authorities for years before 2010. Our practice is to recognize interest and penalties related to income tax matters in income tax expense when and if they become applicable. As of December 31, 2013 and 2012, there were no accrued interest and penalties related to uncertain tax positions.

The components of the benefit from income taxes are as follows (in thousands):

	Years ended December 31,
	2013	2012	2011
Current
Federal	$-	$-	$-
Foreign	-	-	12
State	-	-	2
	-	-	14
Deferred
Federal	-	-	-
Foreign	-	-	(12)
State	-	-	-
	-	-	(12)
Benefit from income taxes	$-	$-	$2

The following table shows the geographic components of pretax loss from continuing operations between United States and foreign subsidiaries (in thousands):

	December 31,
	2013	2012	2011

United States	$(6,774)	$(6,338)	$(5,668)
Foreign subsidiaries	(173)	(238)	(305)
Loss before income taxes	$(6,947)	$(6,576)	$(5,973)

The principal items accounting for the difference between income taxes computed at the United States statutory rate and the benefit from income taxes reflected in the statements of operations are as follows:

	Years ended December 31,
	2013		2012		2011
United States statutory rate	34.0%		34.0%		34.0%
State taxes (net of federal tax benefit)	1.3%		1.8%		2.7%
Valuation allowance	(19.6%	)	(27.8%	)	(34.4%	)
Other	(15.7%	)	(8.0%	)	(2.3%	)
	0.0%		0.0%		0.0%

ENERGY FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are as follows (in thousands):

	December 31,
	2013	2012	2011
Allowance for doubtful accounts	$15	$53	$60
Accrued expenses and other reserves	2,048	2,197	2,264
Tax credits, deferred R&D, and other	748	907	656
Net operating loss	5,535	25,980	24,931
Valuation allowance	(8,344)	(29,135)	(27,909)
Net total deferred taxes	$2	$2	$2

Since we believe that it is more likely than not that the benefit from net operating loss carry-forwards will not be realized, we have provided a full valuation allowance against our United States deferred tax assets. The net deferred tax assets for 2013 amounted to $2 thousand and were for our United Kingdom subsidiary, which has been profitable in prior years. We had no net deferred tax liabilities at December 31, 2013 and at December 31, 2012. There were no federal tax expenses for the United States operations in 2013, as any expected benefits were offset by an increase in the valuation allowance.

As of December 31, 2013, we had net operating loss carry-forwards of approximately $72.1 million for federal, state and local income tax purposes. However, due to changes in our capital structure, approximately $14.5 million of this amount is available after the application of Internal Revenue Code (IRC) Section 382 limitations, as discussed below. If not utilized, these carry-forwards will begin to expire in 2021 for federal and have begun to expire for state and local purposes.

The IRC imposes restrictions on the utilization of various carry-forward tax attributes in the event of a change in ownership, as defined by IRC Section 382. During 2013, we completed an IRC Section 382 review and the results of this review indicate ownership changes have occurred which would cause a limitation on the utilization of carry-forward attributes. Our gross capital loss carry-forwards, net operating loss carry-forwards and research and development credits are all subject to limitation. Under these tax provisions, the limitation is applied first to any capital losses, then to any net operating losses and then to any general business credits. The Section 382 limitation is currently estimated to result in the expiration of $57.6 million of net operating loss carry-forwards and $299 thousand of research and development credits. A valuation allowance has been established to reserve for the potential benefits of the capital loss carry-forwards and the remaining net operating loss carry-forwards in the consolidated financial statements to reflect the uncertainty of future taxable income required to utilize available tax loss carry-forwards.

15.    Segments and Geographic Information

We have two reportable segments: products and solutions. The products segment includes the marketing and sale of commercial, industrial, government, and military and maritime lighting products, and research and development services. Our products are sold primarily in North America, Europe, and the Far East through a combination of direct sales employees, independent sales representatives and distributors. Our solutions segment provides turnkey, high-quality, energy-efficient lighting application alternatives, which are designed to enhance total value by positively impacting customers’ profitability, the environment and the communities served. These solutions are sold through our EFLS subsidiary, and include not only our proprietary energy-efficient lighting solutions, but also sourced lighting systems, energy audits and service agreements.

ENERGY FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following summarizes our reportable segment data from continuing operations for the periods indicated (in thousands):

	Years ended December 31,
	2013	2012	2011
Solutions:
Net sales	$9,847	$10,569	$9,563
Cost of sales	8,361	9,150	8,041
Gross profit	1,486	1,419	1,522
Operating expenses:
Sales and marketing	1,382	1,312	1,332
General and administrative	654	769	939
Loss on impairment	325	672	-
Total operating expenses	2,361	2,753	2,271
Segment loss	$(875)	$(1,334)	$(749)

Products:
Net sales	$11,686	$12,806	$10,890
Cost of sales	8,593	10,253	8,587
Gross profit	3,093	2,553	2,303
Operating expenses (income):
Research and development	597	368	(515)
Sales and marketing	2,389	2,347	3,257
General and administrative	336	285	352
Loss on impairment	608	-	-
Total operating expenses	3,930	3,000	3,094
Segment loss	$(837)	$(447)	$(791)

Reconciliation of segment loss to net loss:
Segment loss:
Solutions	$(875)	$(1,334)	$(749)
Products	(837)	(447)	(791)
Total segment loss	(1,712)	(1,781)	(1,540)
Operating expenses:
Sales and marketing	1,128	743	239
General and administrative	3,825	3,488	3,715
Valuation of equity instruments	-	-	56
Change in estimate of contingent liabilities	12	(102)	(411)
Restructuring	80	-	-
Total operating expenses	5,045	4,129	3,599
Other expense	(190)	(666)	(836)
Loss before income taxes from continuing operations	(6,947)	(6,576)	(5,975)
Benefit from income taxes	-	-	2
Net loss from continuing operations	$(6,947)	$(6,576)	$(5,973)

ENERGY FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides additional business unit gross profitability detail from continuing operations for our products segment for the periods indicated (in thousands):

	Years ended December 31,
	2013	2012	2011
Products segment net sales:
Commercial products	$5,966	$8,486	$6,612
Government products/R&D services	5,720	4,320	4,278
Total products segment net sales	11,686	12,806	10,890

Products segment cost of sales:
Commercial products	4,148	6,170	4,607
Government products/R&D services	4,445	4,083	3,980
Total products segment cost of sales	8,593	10,253	8,587

Products segment gross profit:
Commercial products	1,818	2,316	2,005
Government products/R&D services	1,275	237	298
Total products segment gross profit	$3,093	$2,553	$2,303

A geographic summary of net sales from continuing operations is as follows (in thousands):

	Years ended December 31,
	2013	2012	2011
United States	$19,136	$20,363	$16,435
International	2,397	3,012	4,018
Net sales	$21,533	$23,375	$20,453

A geographic summary of long-lived assets, which consists of property and equipment, and intangible assets, is as follows (in thousands):

	2013	2012
United States	$582	$2,350
International	9	58
Long-lived assets, net	$591	$2,408

ENERGY FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.    Related Party Transactions

On August 11, 2011, we entered into a Letter of Credit Agreement (“LOC”) with Mark Plush, our former Chief Financial Officer, in the amount of $250 thousand. As an incentive to enter into the LOC, we issued five-year, detached warrants to purchase 125,000 shares of common stock at an exercise price of $0.01 per share. Effective July 8, 2013, Mr. Plush stepped down from his role and left the Company. On July 3, 2013, the LOC was paid in full. For a full description of the terms of the LOC, see Note 9, Debt.

The former Vice President of EFLS, who resigned on December 31, 2011, was also a minority owner in TLC Investments, LLC (“TLC”), a Tennessee limited liability company, as well as in Woodstone Energy, LLC (“Woodstone”), a Tennessee limited liability company, both of which are located in Nashville, Tennessee. EFLS renders lighting design and lighting solution services to these related parties within the scope of their ordinary business activities. Conversely, these related parties, operating as electrical subcontractors, provide installation support services to EFLS as part of their normal business. As of January 1, 2012, TLC and Woodstone were no longer related parties of the Company. For 2011, related party revenue from TLC and Woodstone totaled $1.6 million. Subcontractor installation support services provided by these related parties totaled $6.2 million in 2011.

On June 28, 2013, we entered into a Settlement Agreement with EFLS, TLC Investments, LLC, Jamie Hall and Robert E. Wilson, terminating the Membership Interest Purchase Agreement and related agreements that the parties had entered into at the end of December 2009 in connection with our acquisition of Stones River Companies, LLC. As part of the Settlement Agreement, our obligation to pay a $500 thousand special fee and a $500 thousand convertible promissory note including interest of $92 thousand were cancelled in their entirety in exchange for a $200 thousand payment and the forgiveness of a net receivable due to us of $78 thousand. Additionally, we recognized a $66 thousand favorable adjustment related to the change in the estimate of a performance-related contingent obligation for a 2.5% payout based upon the fair value of projected annual billings of EFLS. See Note 11, Settlement of Acquisition Obligations, and Note 12, Commitments and Contingencies, for further information.

On December 31, 2009, we issued warrants to Woodstone to purchase up to 600,000 shares of our common stock. The warrants have an exercise price of $0.40 per share and expire on December 31, 2014. 400,000 of the warrants became exercisable by Woodstone upon the written commitment of $10 million in specific secured contracts, and 200,000 warrants become exercisable upon the written commitment of an additional $5 million in specific secured contracts. See Note 13, Shareholders’ Equity, for further information.

The agreement for the acquisition of Stones River Companies, LLC, now referred to as EFLS, provided for payment of a management fee by us to TLC for overhead expenses for installation support services on projects that were pending at the date of acquisition. For the year ending December 31, 2011, we incurred management fees of $340 thousand, representing 8% of billings for the specified projects.

On December 12, 2012, our Board of Directors appointed James Tu to serve as our non-executive Chairman. On April 30, 2013, Mr. Tu became the Executive Chairman assuming the duties of the Principal Executive Officer. On October 30, 2013 Mr. Tu was appointed Executive Chairman and Chief Executive Officer by the Board of Directors. Mr. Tu is also the Founder, Chief Executive Officer and Chief Investment Officer of 5 Elements Global Advisors, an investment advisory and management company managing the holdings of 5 Elements Global Fund LP, a beneficial owner of more than 5% of our common stock. 5 Elements Global Advisors focuses on investing in clean energy companies with breakthrough, commercialized technologies and near-term profitability potential. Mr. Tu is also Co-Founder and Managing Partner of Communal International Ltd. “(Communal”), a British Virgin Islands company dedicated to assisting clean energy solutions companies maximize their technology and product potential and gain access to global marketing, distribution licensing, manufacturing and financing resources. Communal has a 50% ownership interest in 5 Elements Efficiencies (BVI) Ltd., a beneficial owner of more than 10% of our common stock. Yeh-Mei Cheng controls 5 Elements Energy Efficiencies (BVI) Ltd. and owns the other 50%. She is the co-founder of Communal International Ltd. with Mr. Tu and the mother of Simon Cheng and Jennifer Cheng, who are members of our Board of Directors. Mr. Cheng is an employee of the Company.

On February 27, 2012, we entered into an Asian Business Development/Collaboration Agreement with Communal. The agreement has a 60 month term, under which we paid $523 thousand to Communal during 2012. We recorded $270 thousand of expense in 2012 under this agreement. Additionally, during the term of the agreement, we will pay Communal a 5% commission on the net sales that occur within the Territory, as defined by the agreement. We have incurred no commissions due under this agreement through December 31, 2013.

Effective on January 1, 2013, the Asian Business Development/Collaboration Agreement with Communal was amended to reflect the extension of the terms of the agreement for an additional 12 months, and the addition of certain services and countries in the territory covered by the agreement. In connection with the amended and restated agreement, we agreed to pay an additional $425 thousand through December 2013. After December 31, 2013, we may terminate the agreement upon 30 days written notice. We paid $425 thousand related to this agreement during 2013, and recorded expense of $226 thousand in 2013.

ENERGY FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.    Separation Accrual

During the second quarter of 2013, we incurred charged of $248 thousand per the terms of a separation agreement with our former Chief Executive Officer. During the third quarter of 2013, we incurred charges of $44 thousand per the terms of a separation agreement with our former Chief Financial Officer. During the fourth quarter of 2013, we incurred charges of $156 thousand per the terms of a separation with our former Chief Technology Officer. These charges total $448 and include salary continuation and COBRA payments, and are included in the caption “General and administrative” in the Consolidated Statements of Operations. At December 31, 2013, we had a remaining accrual of $247 thousand for these benefits included in the caption “Accrued liabilities” in the Consolidated Balance Sheets.

18.    Legal Matters

In the ordinary course of business, we may become involved in lawsuits and administrative proceedings. Some of these proceedings may result in fines, penalties or judgments which, from time to time, may have an impact on its business and financial condition. Although the outcome of such lawsuits or other proceedings cannot be predicted with certainty, we do not believe that any uninsured ultimate liabilities, individually or in the aggregate, will have a material adverse effect on its liquidity, financial position or results of operations.

Supplementary Financial Information to Item 8

The following table sets forth our selected unaudited financial information for the four quarters in the periods ended December 31, 2013 and 2012, respectively. This information has been prepared on the same basis as the audited financial statements and, in the opinion of management, contains all adjustments necessary for a fair presentation thereof.

QUARTERLY FINANCIAL DATA (UNAUDITED)
(amounts in thousands, except per share amounts)

2013	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales from continuing operations	$6,595	$4,827	$5,653	$4,458
Gross profit from continuing operations	1,528	930	1,238	883
Net loss from continuing operations	(2,459)	(1,870)	(1,162)	(1,456)
Net income (loss) from discontinued operations	3,856	219	483	28
Net income (loss)	1,397	(1,651)	(679)	(1,428)
Net loss per share:
Basic	$0.03	$(0.03)	$(0.01)	$(0.03)
Diluted	$0.02	$(0.03)	$(0.01)	$(0.03)

2012	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales from continuing operations	$7,111	$6,457	$5,570	$4,237
Gross profit from continuing operations	1,008	1,386	1,016	562
Net loss from continuing operations	(2,350)	(1,204)	(1,236)	(1,786)
Net income (loss) from discontinued operations	336	276	336	(81)
Net loss	(2,014)	(928)	(900)	(1,867)
Net loss per share:
Basic	$(0.05)	$(0.02)	$(0.02)	$(0.06)
Diluted	$(0.05)	$(0.02)	$(0.02)	$(0.06)

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

Based on their evaluation as of the end of the period covered by this Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, as of December 31, 2013.

(b)	Changes in Internal Control over Financial Reporting

During the fourth quarter of 2013, there were no material changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Further, there were no other items identified in connection with our internal evaluations that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Controls over Financial Reporting

The management of Energy Focus, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based upon criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control (1992) — Integrated Framework (“COSO framework”).

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

Based upon our evaluation under the COSO framework, management concluded that its internal control over financial reporting was effective as of December 31, 2013.

Attestation Report of Independent Registered Public Accounting Firm

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Directors

The information regarding our directors is set forth under the caption “Election of Directors” in our Proxy Statement for our 2014 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference.

There were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors during 2013.

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

SCHEDULE II

ENERGY FOCUS, INC.

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands)

Description	Balance at Beginning of Year	Charges to Revenue/ Expenses	Deductions	Balance at End of Year
Year ended December 31, 2013
Allowance for doubtful accounts and returns	$265	$2	$183	$84
Valuation allowance for deferred tax assets	29,135	(20,791)		8,344
Year ended December 31, 2012
Allowance for doubtful accounts and returns	$447	$309	$491	$265
Valuation allowance for deferred tax assets	27,909	1,226		29,135
Year ended December 31, 2011
Allowance for doubtful accounts and returns	$446	$343	$342	$447
Valuation allowance for deferred tax assets	25,206	2,703	-	27,909

(3) Exhibits required by Item 601 of Regulation S-K

The information required by this Item is set forth on the Exhibit Index that follows the signature page of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized.

ENERGY FOCUS, INC. (Registrant)

By:	/s/ JAMES TU
James Tu
Chief Executive Officer Date: March 27, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 2013.

Signature	Title

/s/ James Tu	Executive Director and Chief Executive Officer
James Tu	(Principal Executive Officer)

/s/ Frank Lamanna	Chief Financial Officer
Frank Lamanna	(Principal Financial and Accounting Officer)

*/s/ Jennifer Cheng	Director
Jennifer Cheng

*/s/ Simon Cheng	Director
Simon Cheng

*/s/ John M. Davenport	Director
John M. Davenport

*/s/ J. James Finnerty	Director
J. James Finnerty

*/s/ Jiangang Luo	Director
Jiangang Luo

*/s/ Michael R. Ramelot	Director
Michael R. Ramelot

* The undersigned, by signing his name, signs this Report on March 27, 2014 on behalf of the above officers and directors pursuant to a Power of Attorney executed by them and filed as an exhibit to this Report.

By:/s/ JAMES TU

James Tu, Attorney-in-Fact.

EXHIBIT INDEX

Exhibit Number	Description of Documents

2.1

Asset Purchase Agreement, dated November 25, 2013, by and between Energy Focus, Inc. and S.R. Smith LLC (incorporated by reference to Exhibit 2.01 to the Registrant's Current Report on From 8-K filed on November 26, 2013).

3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 13, 2013).
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

4.1	Form of Common Stock Certificate (filed with this Report).
4.2	Form of Warrant for the purchase of shares of common stock (incorporated by reference to Exhibit 1.2 to the Registrant’s Current Report on Form 8-K filed on March 19, 2008).
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

4.7

Form of Common Stock Purchase Warrant for the purchase of shares of common stock dated as of February 27, 2012 (incorporated by reference to Exhibit 4.7 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2012).

4.8	Warrant among the Registrant and NextGen Partners, LLC dated January 24, 2014 (filed with this Report).
10.1*	1994 Employee Stock Purchase Plan, as amended (incorporated by refrence to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K filed on March 27, 2013).
10.2*	2013 Employee Stock Purchase Plan (incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement on Form DEF14A filed on August 16, 2013).
10.3

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

10.5*	Form of Indemnification Agreement for directors and officers of the Registrant (incorporated by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K filed on March 16, 2007).
10.6	Form of Securities Purchase Agreement dated as of March 14, 2008 (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on March 19, 2008).
10.7*

1994 Stock Option Plan, amended as of May 24, 2000 (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-52042) filed on December 18, 2000).

10.8*	2004 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-122-686) filed on February 10, 2005).
10.9*	2008 Incentive Stock Plan, as amended (incorporated by reference from Appendix B to the Registrant’s Preliminary Proxy Statement on Form PRER14A filed on June 8, 2012).

10.10

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

10.13	Form of Bonding Support Agreement dated as of December 29, 2009 (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2010).
10.14

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

10.19*	Form of Management Continuity Agreement for Executive Officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 13, 2010).
10.20*	Form of Notice of Stock Option Grant for 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 13, 2013).
10.21*	Form of Notice of Stock Option Grant for 2008 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 filed on September 8, 2010).
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

10.26

First Amendment to Collaboration Agreement between the Registrant and Communal International Ltd., dated as of January 1, 2013 (incorporated by reference to Exhibit 10.26 of the Registrant's Annual Report on Form 10-K filed on March 27, 2013).

10.27*

Continuity Agreement dated December 30, 2009 between the Company and Joseph G. Kaveski (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on December 13, 2012).

10.28*

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
10.33

Settlement Agreement dated June 28, 2013 by and among Energy Focus, Inc., Stones River Companies, LLC, TLC Investments, LLC and Jami Hall and Robert E. Wilson (incorporated by reference to Exhibit 99.5 to the Registrant's Current Report on Form 8-K filed on July 3, 2013).

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