Form 10-K/A
period 2013-12-31
ENERGY FOCUS, INC/DE
filed 2014-04-30
CIK 924168

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

32000 Aurora Road, Suite B
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer 	Accelerated filer 
Non-accelerated filer  (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  No ☑

Approximate aggregate market value (on basis of closing bid price) of voting stock held by non-affiliates as of June 30, 2013: $14.3 million

Number of the registrant’s shares of common stock outstanding as of April 30, 2014: 78,154,330

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

This Amendment No.1 (this “Amendment”) to the Annual Report on Form 10-K for the year ended December 31, 2013 of Energy Focus Inc. (“Energy Focus” or the “Company”) is filed to include in the report the information required in Items 10, 11,12, 13 and 14 of Part III of Form 10-K.

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

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Directors

Biographical information concerning each of the Company’s directors as of April 29, 2014 is set forth below:

Name	Age	Director Since	Background

Jennifer Cheng	47	2012

Ms. Cheng is the Co-founder and Chairperson for The X/Y Group since 1997, a marketing enterprise that markets and distributes global consumer brand products, including JanSport and Skechers, in the greater China region. From 1995 to 1998, Ms. Cheng was a marketing director for Molten Metal Technology, a Boston-based clean energy company that developed patented technologies and offered solutions for advanced treatment and energy recycling for hazardous radioactive waste. Ms. Cheng received a Master’s degree in Business Administration from Fairleigh Dickinson and a Bachelor’s degree in Economics and International Business from Rutgers University. Ms. Cheng is the sister of Simon Cheng.

Simon Cheng	40	2012

Mr. Cheng has been Supply Chain Director of the Company since December 2013, in charge of the Company’s procurement and supply chain operations. From June 2013 to December 2013, he was the Company’s Brand manager. Previously, he was Managing Director of Communal International Ltd., a group assisting clean energy companies gain market access and improve supply chain efficiencies in Asia from March 2012 to June 2013. He is a Board Director of ZW Group, a real estate and shopping center developer in China, and was the Market/Project Manager from October 2007 to March 2012. Mr. Cheng received a Bachelor’s degree in Business Administration from New York University. Mr. Cheng is the brother of Jennifer Cheng.

John M. Davenport	69	2005

Mr. Davenport was President of the Company from May 2008 to July 2012, and remains an employee serving as the Company’s Chief Scientist. He joined the Company in November 1999 as Vice President and Chief Technology Officer, was Chief Operating Officer from July 2003 to July 2005, and Chief Executive Officer from July 2005 until May 2008. Prior to joining Energy Focus, Mr. Davenport served as President of Unison Fiber Optic Lighting Systems, LLC, from 1998 to 1999. Mr. Davenport began his career at GE Lighting in 1972 as a research physicist and thereafter served 25 years in various capacities including GE Lighting's research and development manager and as development manager for high performance LED projects. He is a recognized expert in light sources, lighting systems and lighting applications, with special emphasis in low wattage discharge lamps, electronic ballast technology and distributed lighting systems. Mr. Davenport received a Master’s degree in Physics and a Bachelor of Science degree in Physics from John Carroll University.

J. James Finnerty	63	2008

Mr. Finnerty is a retired Financial Services executive having served most recently as a Managing Director of European-American Equities, a New York City-based investment bank, from June 2009 to June 2011. Previously, he was Managing Director of Merriman Capital, Inc. from 2003 to 2009. Mr. Finnerty’s career spanned more than 35 years in the institutional money management community and included positions at BankBoston, Kidder Peabody, Hambrecht and Quist, Deutsche Bank, and the American Institute for Economic Research. Mr. Finnerty received a Master's degree in Business Administration from Cornell University’s Johnson School of Management and a Bachelor of Arts in Economics and Psychology from Boston College.

Jiangang Luo	46	2013

Mr. Luo has been the Manager Partner of Prime Science & Technology, Inc. since February 2006, a company focusing on clean technology. He has also been Managing Partner of Faith Asset Management LLC since November 2011. Mr. Luo works with many non-profit organizations and is Chairman of the American United Chamber of Commerce, and former Chairman of Tsinghua Alumni Association of Greater New York. Mr. Luo received a Master’s degree in Computational Mathematics and double Bachelor’s degrees in Applied Mathematics and Computer Science from Tsinghua University. He was also awarded a Fellowship for his mathematical Ph.D. degree from Rutgers University.

Michael R. Ramelot	68	2013

Mr. Ramelot has been a consultant since 2002 on many projects, including project leader on BlackLine system implementations to enhance the financial close process of several multi-million dollar companies; project leader on due diligence, accounting valuations and appraisals related to acquisitions; researched and prepared position papers for companies on complex accounting issues; prepared various SEC filings; and assessed and implemented compliance with Section 404 of Sarbanes-Oxley at several companies. Prior to becoming a consultant, Mr. Ramelot was Chief Financial Officer of Compro Packaging LLC from 1991 to 1996 and President and Chief Financial Officer from 1996 to 2005. Mr. Ramelot received a Master’s degree in Business Administration from the University of Santa Clara and a Bachelor of Science degree in accounting from St. Mary’s College. He is a Certified Public Accountant.

James Tu	45	2012

Mr. Tu has been the Executive Chairman and Chief Executive Officer of the Company since May 2013. He was non-Executive Chairman of the Board from December 2012 to April 2013. He is also the Founder, Chief Executive Officer and Chief Investment Officer of 5 Elements Global Advisors, an investment advisory and management company focusing on investing in clean energy companies. Additionally, he is Co-Founder and Managing Partner of Communal International Ltd., a British Virgin Islands company dedicated to assisting clean energy solutions companies maximize their technology and product potential and gain access to global marketing, distribution licensing, manufacturing and financing resources. Previously he was the Director of Investment Management of Gerstein Fisher & Associates, and an equity analyst at Dolphin Asset Management Corp. Mr. Tu received a Master’s degree in Business Administration in finance from Baruch College and a Bachelor of Science degree in electrical engineering from Tsinghua University.

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

Based solely on its review of such reports filed with the SEC and written representations from the reporting persons, the Company believes that all filing requirements applicable to the Company’s executive officers and directors were complied with for 2013. With regard to the beneficial holders owning more than 10% of the Company’s common stock as listed under the “Security Ownership of Principal Shareholders and Management” section of this Proxy Statement, Bright Horizon Partners, Bi Cheng, 5 Elements Energy Efficiencies (BVI) Ltd. and Jag International, Ltd. were late in filing their respective Forms 3. Brilliant Start Enterprise, Inc., Gina Huang and Prime Science & Technology, Inc., have not filed the reports required under Section 16(a) of the Exchange Act.

Audit Committee

The Company’s Audit and Finance Committee acts as the standing audit committee of the Board of Directors, and currently consists of Messrs. Ramelot (Chairman), Finnerty and Luo. The Board of Directors has determined that Mr. Ramelot is an “audit committee financial expert,” as defined by SEC rules, and that each Committee member is independent within the meaning of the listing standards of The NASDAQ Stock Market LLC. The Board has approved a charter for the Audit and Finance Committee. A copy of this charter can be found under the Investors section on the Company’s website at http://www.energyfocusinc.com.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct (the “Code of Ethics”), which applies to all of our directors, officers and employees. A copy of this charter can be found under the Investors section on the Company’s website at http://www.energyfocusinc.com. Any person may receive a copy free of charge by writing to us at Energy Focus, Inc., 32000 Aurora Road, Suite B, Solon, Ohio 44139, attention: Secretary.

We intend to disclose on our website any amendment to, or waiver from, a provision of our Code of Ethics that applies to our directors and executive officers, including our principal executive officer, principal financial officer, principal accounting officer or controller, or any person performing similar functions, and that is required to be publicly disclosed pursuant to the rules of the Securities and Exchange Commission.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth information with respect to the compensation of those persons serving as our Chief Executive Officer during the year, our other two most highly compensated executive officers, and two other individuals that would have been included in the table had they still been serving as executive officers at December 31, 2013 (our “Named Executive Officers”):

				Option	All Other
Name and Principal		Salary	Bonus	Awards	Compensation	Total
Position	Year	($)	($)	($) (1)	($) (2)	($)

James Tu (3)	2013	88,495	80,000	69,603	594	238,692
Executive Chairman and Chief Executive Officer	2012	1,071	-	-	-	1,071

Eric W. Hilliard (4)	2013	196,538	-	38,299	874	235,711
President and Chief Operating Officer	2012	181,962	-	-	1,195	183,157

Frank Lamanna (5)	2013	133,846	20,000	19,451	619	173,916
Chief Financial Officer

Joseph G. Kaveski (6)	2013	79,615	-	23,406	269,930	372,951
Former Chief Executive Officer	2012	225,000	-	-	1,222	226,222

Roger F. Buelow (7)	2013	162,885	-	15,047	180,148	358,080
Former Chief Technology Officer	2012	181,962	-	-	1,195	183,157

Mark J. Plush (8)	2013	94,904	-	20,898	61,019	176,821
Former Chief Financial Officer

(1)

Under SEC rules, the values reported reflect the aggregate grant date fair values computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASB ASC Topic 718”), to each of the named executive officers in the years shown.

We calculate the grant date fair value of stock option grants using the Black-Scholes option pricing model. A discussion of the assumptions used in calculating the fair value is set forth in Note 13 to the Consolidated Financial Statements of the Company’s 2013 Annual Report on Form 10-K filed the SEC on March 27, 2014. The following table includes the assumptions used to calculate the aggregate grant date fair value of awards reported for 2013 on a grant-date basis:

	Assumptions
Grant Date	Volatility (%)	Expect Life (Years)	Risk-Free Interest Rate (%)	Dividend Yield (%)

2/15/2013	86.4	5.8	1.1	0.0
2/26/2013	82.1	10	1.9	0.0
4/29/2013	100.6	5.3	0.7	0.0
7/19/2013	102.5	5.8	1.6	0.0

(2)

The amounts set forth in this column include Company contributions for life insurance policies, an automobile allowance for Mr. Buelow, and payout of paid-time-off and severance accrued for Mr. Kaveski, Mr. Buelow and Mr. Plush.

(3)	Salary includes $10,445 and $1,071 for fees paid while Mr. Tu was a non-employee director in 2013 and 2012, respectively.

(4)	The option awards column in 2013 includes $20,898 for a February 26, 2013 option grant for which the performance condition was not met as of December 31, 2013, and the option was cancelled.

(5)

Mr. Lamanna became the Company’s Chief Financial Officer effective July 8, 2013. Prior to that time, Mr. Lamanna served as the Company’s Corporate Controller. The compensation information shown includes the entire 2013 calendar year.

(6)

Mr. Kaveski served as the Company’s Chief Executive Officer until April 30, 2013. The option awards column in 2013 includes $20,406 for a February 26, 2013 option grant that did not vest. All other compensation includes $248,236 accrued for severance representing one year’s salary and estimated reimbursement of health coverage premiums for one year, $21,635 for the payout of his earned paid-time-off, and $59 for company paid life insurance premiums per the terms of his Continuity Agreement.

(7)

Mr. Buelow served as the Company’s Chief Technology Officer until November 26, 2013. The option awards column in 2013 includes $15,047 for a February 26, 2013 option grant that did not vest. All other compensation includes $156,460 accrued for severance representing ten month’s salary and estimated reimbursement of health coverage premiums for the period, $16,799 for the payout of his earned paid-time-off, $5,638 for an automobile allowance while he was employed with the Company, and $1,251 for company paid life insurance premiums per the terms of a Separation Agreement and General Release effective December 24, 2013.

(8)

Mr. Plush served as the Company’s Chief Financial Officer until July 8, 2013. The option awards column in 2013 includes $20,898 for a February 26, 2013 option grant that did not vest. All other compensation includes $43,750 for severance representing three months of salary per the terms of a Separation Agreement and General Release effective July 8, 2013.

Narrative Disclosure to Summary Compensation Table

The Compensation Committee (the “Committee”) of our Board of Directors generally has the responsibility for administering our executive compensation program. On occasion, the full Board takes such responsibility. The Committee reviews and, as appropriate, makes recommendations to the full Board regarding the base salaries and annual cash bonuses for executive officers, and administers our 2008 Incentive Stock Plan, including the grant of stock options.

Compensation Philosophy and Objectives: Our principal executive compensation policy, which is endorsed by the Committee, is to provide a compensation program that will attract, motivate and retain persons of high quality and will support a long-standing internal culture of loyalty and dedication to the interests of the Company and our stockholders. In administering the executive compensation program, the Committee is mindful of the following principles and guidelines, which are supported by the full Board:

●	Base salaries for executive officers should be competitive.
●	A sufficient portion of annual compensation should be at risk in order to align the interests of executives with those of our stockholders.
●	The variable part of annual compensation should reflect both individual and corporate performance.
●

As a person’s level of responsibility increases, a greater portion of total compensation should be at risk and include more stock-based compensation to provide executives long-term incentives, and help to align further the interests of executives and stockholders in the enhancement of stockholder value.

Our executive officers’ compensation has two primary components: base salary and stock-based awards granted pursuant to our 2008 Incentive Stock Plan. In addition, executive officers receive certain benefits that are generally available to all salaried employees. We do not have any defined benefit pension plans, non-qualified deferred compensation arrangements, or supplemental retirement plans for our executive officers.

For each executive officer, the Committee determines the appropriate level for each compensation component based in part, but not exclusively, on its view of competitive market factors, internal equity and consistency, and other considerations deemed relevant, such as rewarding extraordinary performance. Our Executive Chairman and Chief Executive Officer provides the Committee with recommendations for executive officers other than himself, which the Committee reviews and approves as submitted or with revisions, if any. The Committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid compensation, between cash and non-cash compensation, or among different forms of non-cash compensation, and has not sought to formally benchmark our compensation against that of our peers.

Base Salary: Salaries for executive officers are based on a review of salaries for similar positions requiring similar qualifications in similar industries. In determining executive officer salaries, the Compensation Committee has approved the use by management of information from salary surveys.

The Committee determines the executive officers’ base salaries so as to be competitive with amounts paid to executives performing similar functions in comparable-size, non-durable manufacturing companies. The amount of each executive’s annual increase in base salary, if any, is based on a number of largely subjective factors, including changes in the individual’s duties and responsibilities, the personal performance of such executive officer, the performance of the Company, cost-of-living increases, and such other factors as the Committee deems appropriate, including the individual’s overall mix between fixed and variable compensation and between cash and stock-based compensation.

The Executive Chairman and Chief Executive Officer annually assesses the performance of all other executive officers and recommends salary increases to the Committee based on a number of factors such as performance evaluations, comparative data and other relevant factors. The Committee then reviews the Executive Chairman and Chief Executive Officer’s recommendations, considers the performance and financial condition of the Company, and approves the increases for any other officer of the Company.

Effective for 2014, the Committee engaged a compensation consultant in connection with its evaluation of Mr. Tu’s compensation program and reviewed a market analysis for base, variable and long term compensation. Based upon this analysis, Mr. Tu’s annual base salary was increased from $120,000 to $250,000 effective January 1, 2014.

During 2013, Mr. Hilliard’s annual base salary was increased from $180,000 to $200,000 upon his appointment to President and Chief Operating Officer effective April 30, 2013, and Mr. Lamanna’s annual base salary was increased to $150,000 upon his appointment to Chief Financial Officer effective July 8, 2013. Theresa Matrisciano, the Company’s Vice President of Human Resources, also received a salary increase upon her appointment as an executive officer of the Company in October 2013. In 2012, no executive officer received an annual base salary increase. In 2009, the Company’s executive officers at that time agreed to accept 10% salary reductions. Effective May 28, 2012, Mr. Hilliard’s salary was restored to the amount before the salary reduction. The salary reductions are further described below.

On May 29, 2009, the Company’s executive officers at that time agreed to accept 10% voluntary salary reductions for the remainder of the 2009 calendar year in exchange for the issuance of restricted shares of Common Stock as authorized under the Company’s 2008 Stock Incentive Plan. The salary reductions were extended through December 31, 2010. The number of restricted shares of Common Stock issued to each executive officer was equal to the dollar value of the individual’s salary reduction divided by the closing price per share of the Company’s Common Stock on May 29, 2009, December 30, 2009 and January 3, 2011. The total number of restricted shares of Common Stock issued to executive officers, including the Named Executive Officers, was 169,547, 137,693 and 93,230, respectively. Mr. Hilliard, Mr. Kaveski and Mr. Buelow received 42,508, 55,931, and 39,153 of such restricted shares of Common Stock, respectively. No restricted shares were awarded and no agreement to issue such shares was made for salary reductions beyond December 31, 2010.

Bonus Incentive Plan: In 2013 and 2012, there was no bonus incentive plan in place.

For 2014, a Bonus Incentive Plan has been put in place for all employees, including executive management. Mr. Tu will be eligible for a bonus payout of up to 50% of his 2014 salary, which will be determined by the Board of Directors based upon the Company’s financial results for 2014, as well as Mr. Tu’s performance during the period. Mr. Hilliard will be eligible for a bonus payout of up to 50% of his 2014 salary. His bonus will be weighted 70% based on the net operating income of the Company’s government products/R&D services business relative to the its 2014 operating plan, and 30% based on the total Company’s net operating income relative to its 2014 operating plan. Mr. Lamanna will be eligible for a bonus payout of up to 25% of his 2014 salary. His bonus will be based upon the Company’s net operating income relative to its 2014 operating plan, as well as his individual performance based upon his established key performance indicators.

Bonus Equity Incentive Program: The Committee administers a stock option incentive program for executive officers. Awards under this program are made under the Company’s 2008 Stock Incentive Plan and their vesting is contingent upon the Company’s attainment of specified revenue and earnings targets set by the Committee in consultation with the Chief Executive Officer. For 2013, under the terms of the program, the number of options that would have vested for executive officers was 25 percent, 75 percent or 100 percent of the amount granted, and was dependent upon the Company attaining revenue and earnings for 2013 relative to the annual plan approved by the Board of Directors. The Company’s performance in 2013 did not meet the established performance goals, and consequently, these stock options granted to executive officers in 2013 were cancelled effective December 31, 2013. No performance grants were issued in 2012, as there was no plan in place.

For 2014, the Bonus Equity Incentive Plan was replaced by the Bonus Incentive Plan described above.

Discretionary Bonuses: Each of our executive officers is eligible to receive a discretionary annual cash bonus as determined by the Committee. The bonus awards may be based on an individual executive officer’s performance or on the overall success of the Company, or both. Mr. Tu received an $80,000 discretionary bonus for 2013 in recognition of his strong leadership during the year on establishing a clear mission, vision and values for the Company. Mr. Lamanna received a $20,000 discretionary bonus for playing an instrumental role in the sale of the pool product line in November 2013. For 2012, the Committee did not adopt a discretionary cash bonus plan and no such bonuses were paid to executive officers.

Stock Options: The Committee believes that employee equity ownership provides significant motivation to executive officers to maximize value for the Company's stockholders and, therefore, periodically grants time-based stock options under the Company's 2008 Stock Incentive Plan at the then current market price. The Compensation Committee administers the Company’s 2008 Stock Incentive Plan. Stock options will only have value if the Company's stock price increases over the exercise price.

The Compensation Committee grants options to executive officers after consideration of recommendations from the Executive Chairman and Chief Executive Officer. Recommendations for options are based upon the relative position, responsibilities, and previous and expected contributions of each officer, previous option grants to such officers and customary levels of option grants for the respective position in other comparable companies. The exercise price for Stock Options is equal to the fair market value of the Company’s Common Stock on the grant date. Options generally vest over a four-year period with 25% vesting one year from the date of grant and the remaining 75% vesting equally on a monthly basis over the remaining 36 months, or over a three-year period with 33% vesting one year from the date of grant and the remaining 67% vesting equally on a monthly basis over the remaining 24 months. Options expire 10 years from the date of grant. Generally, upon a Change in Control (as defined in the 2008 Incentive Stock Plan, as amended), all stock options granted will immediately vest, and all restrictions on restricted shares granted to the Company’s employees and independent directors will lapse.

Section 162(m): Section 162(m) of the Internal Revenue Code (“section 162(m)”) generally disallows a tax deduction to public corporations for compensation in excess of $1 million paid for any fiscal year to a company’s Chief Executive Officer or to any of the company’s other three most highly compensated executive officers (other than the Chief Financial Officer). Section 162(m) generally exempts qualifying performance-based compensation from the deduction limit if certain conditions are met. In determining base salary, benefits, perquisites and other compensation, the Committee considers tax deductibility, but a more important goal is to offer compensation that is competitive within our peer group. For 2013, the Company believes that the compensation paid in 2013 to each of the other named executive officers is deductible under section 162(m).

Employment Agreements with Named Executive Officers: The Company has no employment agreements with any of its current executive officers.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to equity awards outstanding for the Named Executive Officers as of December 31, 2013:

	Option Awards
		Number of	Number of
		Securities	Securities
		Underlying	Underlying
		Unexercised	Unexercised		Option
		Options	Options		Exercise	Option
	Grant	Exercisable	Un-exercisable		Price	Expiration
Name	Date	(#)	(#)		($)	Date
James Tu	4/29/2013	266,666	133,334	(1)	0.23	04/29/23

Eric W. Hilliard	11/13/2006	75,000	-		7.19	11/13/16
	4/26/2007	50,000	-		6.36	04/26/17
	10/23/2008	25,000	-		1.37	10/23/18
	1/18/2011	72,916	27,084	(2)	1.07	01/18/21
	4/29/2013	66,666	33,334	(1)	0.23	04/29/23

Frank Lamanna	12/17/2008	10,000	-		1.40	12/17/18
	2/15/2013	-	25,000	(3)	0.23	02/15/23
	7/19/2013	-	50,000	(3)	0.41	07/19/23

Joseph G. Kaveski (4)	5/6/2008	100,000	-		2.00	05/01/14
	11/24/2008	100,000	-		1.37	05/01/14
	12/31/2009	83,332	-		0.64	05/01/14
	1/18/2011	84,375	-		1.07	05/01/14

Roger F. Buelow (5)	7/1/2005	25,000	-		10.64	02/26/14
	12/6/2007	25,000	-		6.06	02/26/14
	1/18/2011	53,125	-		1.07	02/26/14
	8/5/2011	112,500	-		0.50	02/26/14

(1)	Options vest monthly in equal installments through April 29, 2014.
(2)	Options vest monthly in equal installments through January 18, 2015.
(3)	One third vests on the first anniversary of the grant date, and remainder vests monthly in equal installments through the following 24-month period.
(4)	The Board of Directors extended the period in which Mr. Kaveski could exercise his vested options to one year from the date of his termination of employment on April 30, 2013.
(5)	Mr. Buelow's options expire three months from the date of his termination of employment on November 29, 2013.

Compensation of Directors

The Company uses a combination of cash and stock-based awards to attract and retain qualified candidates to serve on its Board. In setting director compensation, it considers the significant amount of time that directors expend in fulfilling their duties, as well as the skill level required.

The following table sets forth the annual cash compensation for directors who are not also employees:

Annual Retainer	$20,000
Additional Annual Retainers:
Compensation Committee Chairman	5,000
Audit and Finance Committee Chairman	7,000

Under the terms of the Company’s 2008 Stock Incentive Plan as amended, on the first business day following the conclusion of each regular annual meeting of the Company’s stockholders, each non-employee director who was not elected to the Board for the first time at such meeting and who will continue serving as a member of the Board of Director shall receive an option to purchase 15,000 shares of Common Stock. These options have an exercise price of 100% of the fair market value of the stock on the date of grant, become exercisable monthly over the 12-month period following the date of grant, and expire the day before the tenth anniversary of the grant date or 12 months after termination of service on the Board. The options vest if a Change in Control occurs with respect to the Company during the optionee’s service, as defined by the 2008 Stock Incentive Plan, as amended. The Board, at its discretion, may grant options to newly elected directors and additional grants to other directors.

The following table summarizes the total compensation to non-employee directors for the year ended December 31, 2013:

	Fees
	Earned
	or Paid	Option
	in Cash	Awards	Total
Name	($)	($) (1)	($)

Jennifer Cheng	20,000	18,021	38,021
Simon Cheng (2)	8,389	-	8,389
J. James Finnerty	25,000	18,021	43,021
Jiangang Luo	5,219	18,370	23,589
Michael Ramelot	6,424	18,370	24,794
R. Louis Schneeberger (3)	8,400	-	8,400

(1)	Under SEC rules, the values reported reflect the aggregate grant date fair values computed in accordance with FASB ASC Topic 718.

The following table includes the assumptions used to calculate the aggregate grant date fair value of awards reported for 2013 on a grant-date basis:

	Assumptions
Grant Date	Volatility (%)	Expect Life (Years)	Risk-Free Interest Rate (%)	Dividend Yield (%)

9/27/2013	101.4	5.3	1.5	0.0
12/18/2013	101.3	5.3	1.6	0.0

(2)	Mr. Cheng became an employee of the Company in June 2013. The amount in the fees earned or paid in cash column represent fees earned prior to becoming an employee.

(3)	Mr. Schneeberger resigned from the Board of Directors effective April 22, 2013.

The following table summarizes the aggregate number of stock option awards outstanding at December 31, 2013:

Aggregate Number of Stock
Options Outstanding
Name	(#) (1)

Jennifer Cheng	60,000
Simon Cheng (2)	10,000
J. James Finnerty	121,000
Jiangang Luo	50,000
Michael Ramelot	50,000
R. Louis Schneeberger	46,666

(1)	The number of options vested at December 31, 2013 is as follows:

Ms.Cheng	13,750
Mr. Cheng	10,000
Mr. Finnerty	77,916
Mr. Luo	-
Mr. Ramelot	-
Mr. Schneeberger	46,666

(2)	The shares shown above for Mr. Cheng were granted prior to him becoming an employee of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Principal Shareholders and Management

The following table sets forth certain information with respect to beneficial ownership of the Company’s Common Stock as of April 30, 2014, as to (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each of the Company’s current directors listed below, (iii) the Company’s Chief Executive Officer and each of the Company’s Named Executive Officers listed below, and (iv) all executive officers and directors of the Company listed below as a group. Unless otherwise specified, the address for each officer and director is: 32000 Aurora Road, Suite B, Solon, OH 44139. Except as otherwise indicated and subject to community property laws where applicable, each person or entity included in the table has sole voting and investment power with respect to the shares beneficially owned by that person or entity.

The table should be read with the understanding that more than one person may be the beneficial owner or possess certain attributes of beneficial ownership with respect to the same securities.

	Shares Beneficially Owned
			Percent of
			Outstanding
			Common
Name and Address	Number (1)		Stock (1)
5% Shareholders
Gina Huang	12,521,739	(2)	15.6%
P.O. Box 3444, Road Town
Tortola, British Virgin Islands
Bright Horizon Partners	11,304,347	(3)	14.5%
1300 Avenue of the Americas, 36th Floor
New York, NY 10019
William Cohen	7,086,957	(4)	8.4%
53 East 34th Street
Paterson, NJ 07514
Bi Cheng	6,000,000	(5)	7.5%
No. 26 Yuantong Street
Kunming, Yunnan, China
5 Elements Energy Efficiencies (BVI) Ltd.	5,700,000	(6)	7.1%
P.O. Box 3444, Road Town
Tortola, British Virgin Islands
Scott E. DeSano	5,008,696	(7)	6.4%
222 Seaspray Avenue
Palm Beach, FL 33480
Directors and Named Executive Officers
Roger Buelow	-		*
Jennifer Cheng	38,750	(8)	*
Simon Cheng	10,000	(9)	*
John M. Davenport	693,344	(10)	1.6%
J. James Finnerty	136,301	(11)	*
Eric W. Hilliard	407,976	(12)	*
Joseph G. Kaveski	46,808		*
Frank Lamanna	21,111	(13)	*
Jiangang Luo	9,133,697	(14)	11.7%
Mark J. Plush	151,395	(15)	*
Michael R. Ramelot	25,000	(16)	*
James Tu	3,463,636	(17)	4.4%

All directors and executives officers as a group	14,128,018	(18)	17.5%

* Less than one percent

(1)

Based on 78,154,330 shares outstanding as of April 30, 2014. In addition, shares issuable pursuant to options and warrants that may be exercised through June 29, 2014, as deemed to be issued and outstanding and are included in the reported beneficial holdings. These shares have been treated as outstanding in calculating the percentage ownership of the individual possessing such interest, but not for any other individuals. Thus, the number of shares considered to be outstanding for the purposes of this table varies depending on each individual's particular circumstances.

(2)

Based on a Schedule 13D filed with the SEC by Gina Huang on April 22, 2014. Ms. Huang reported sole voting power and sole dispsitive power over 6,521,739 shares of Common Stock held by Brilliant Start Enterprise, Inc., and over 4,000,000 shares of Common Stock and over 2,000,000 shares covered by warrants held by Jag International Ltd.

(3)	Based on a Schedule 13G filed with the SEC by Bright Horizon Partners, Inc. on April 25, 2014, reporting sole voting power and sole dispositive power over the shares.

(4)

Based on a Schedule 13G/A filed with the SEC by Costar Partners II, LLC ("Costar Partners") and William Cohen on September 9, 2013. Costar Partners and Mr. Cohen reported shared voting and shared dispositive power over 4,000,000 shares of Comon Stock, and over 2,000,000 shares covered by warrants. Additionally, Mr. Cohen reported sole voting and sole dispostive power of 1,086,957 shares of Common Stock issuable upon conversion of a Convertible Subordinated Promissory Note (the "Note"). Effective March 31, 2014, the Note was converted to Common Stock.

(5)

Based on a Schedule 13G filed with the SEC by Bi Cheng on April 27, 2012. Bi Cheng reported sole voting and sole dispositive power over 4,000,000 shares of Common Stock, and over 2,000,000 shares covered by warrants.

(6)

Based on a Schedule 13G filed with the SEC by 5 Elements Energy Efficiencies (BVI) Ltd. ("5 Elements Energy"), Yeh Mei-Hui Cheng and Commmunal International Ltd. ("Communal") on April 27, 2012, each of which reported shared voting and shared dispositive power over 3,800,000 shares of Common Stock, and over 1,900,000 shares covered by warrants. Ms. Cheng and Communal are each a 50 percent owner of 5 Elements Energy. James Tu is Co-Founder and Partner-In-Charge of Communal. Ms. Cheng is the other Co-Founder of Communal and is the mother of Jennifer Cheng and Simon chenge, who are Directors of the Company.

(7)	Based on a Schedule 13D/A filed with the SEC by Scott E. DeSano on April 24, 2014, reporting sole voting power and sole dispositive power over the shares.

(8)	Includes 38,750 options exercisable as of June 29, 2014. Ms. J. Cheng is the sister of Simon Cheng.

(9)	Includes 10,000 options exercisable as of June 29, 2014. Mr. Cheng is the brother of Jennifer Cheng.

(10)	Includes 223,725 restricted shares, 273,062 options exercisable as of June 29, 2014 and 125,000 shares covered by exercisable warrants.

(11)	Includes 107,916 options exercisable as of June 29, 2014.

(12)	Includes 42,508 restricted shares and 335,416 options exercisable as of June 29, 2014.

(13)	Includes 21,111 options exercisable as of June 29, 2014.

(14)

Based on a Schedule 13D filed with the SEC by Jiangang Luo on April 24, 2014. Mr. Luo is a Director of the Company and Manager Partner of Prime Science & Technology, Inc. Mr. Luo reports sole voting and sole dispositive power over the 9,108,697 shares held by Prime Science & Technology, Inc. Also includes 25,000 options exercisable as of June 29, 2014.

(15)	Includes 125,000 shares covered by exercisable warrants.

(16)	Includes 25,000 options exercisable as of June 29, 2014.

(17)	Includes 1,800,000 shares of Common Stock and 900,000 shares covered by warrants held by 5 Elements Global Fund LP. Also includes 763,636 options exercisable as of June 29, 2014.

(18)	Includes 266,233 restricted shares, 1,599,891 options exercisable as of June 29, 2014, and 9,050,000 warrants exercisable.

Equity Compensation Plan Information

The following table sets forth information with respect to our equity compensation plans as of December 31, 2013:

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,898,478	$1.51	7,380,684 (1)

Equity compensation plans not approved by security holders	0	n/a	10,000,000 (2)

(1)	Includes 4,935,862 shares available for issuance under the 2013 Employee Stock Purchase Plan.
(2)	Represents shares available under the 2013 Incentive Stock Plan. The Company’s Board of Directors terminated this Plan in March 2014.

Item 13. Certain Relationships and Related Transactions and Director Independence

Certain Transactions

On August 11, 2011, the Company entered into a Letter of Credit Agreement (“LOC”) with Mark Plush, the former Chief Financial Officer of the Company, in the amount of $250,000. The LOC had a term of 24 months and bore interest at a rate of 12.5% on the face amount. The LOC was collateralized by a cash deposit with an insurance company issuing the Company’s contract performance bonds and by 32% of the unpledged stock of Crescent Lighting, Ltd. (“CLL”), a subsidiary of the Company. On July 3, 2013, the LOC was paid in full. Effective July 8, 2013, Mr. Plush stepped down from his role and left the Company. As an incentive to enter into the LOC, the Company issued five-year, detached warrants to purchase 125,000 shares of Common Stock at an exercise price of $0.01 per share. The warrants were approved by the Company’s stockholders at the Annual Meeting held on June 16, 2010, as part of the Issuance of Warrants to Directors and Officer who Participate in the Company’s Bonding Support Program.

On December 12, 2012, our Board of Directors appointed James Tu to serve as its non-executive Chairman. On April 30, 2013, Mr. Tu became the Executive Chairman assuming the duties of the Principal Executive Officer. On October 30, 2013, Mr. Tu was appointed Executive Chairman and Chief Executive Officer by the Board of Directors. Mr. Tu is also the Founder, Chief Executive Officer and Chief Investment Officer of 5 Elements Global Advisors, an investment advisory and management company managing the holdings of 5 Elements Global Fund LP, which was then a beneficial owner of more than 5% of our Common Stock. 5 Elements Global Advisors focuses on investing in clean energy companies with breakthrough, commercialized technologies and near-term profitability potential. Mr. Tu is also Co-Founder and Managing Partner of Communal International Ltd. (“Communal”), a British Virgin Islands company dedicated to assisting clean energy solutions companies maximize their technology and product potential and gain access to global marketing, distribution licensing, manufacturing and financing resources. Communal has a 50% ownership interest in 5 Elements Efficiencies (BVI) Ltd., a beneficial owner of approximately 7.1% of our Common Stock as of April 30, 2014. Yeh Mei-Hui Cheng controls 5 Elements Energy Efficiencies (BVI) Ltd. and owns the other 50%. She is the co-founder of Communal International Ltd. with Mr. Tu and the mother of Simon Cheng and Jennifer Cheng, who are members of our Board of Directors. Mr. Cheng is also an employee of the Company.

On February 27, 2012, the Company entered into an Asian Business Development/Collaboration Agreement with Communal International Ltd. The agreement had a 60 month term, under which the Company paid $522,500 to Communal during 2012. The Company recorded $270,000 of expense in 2012 under this agreement. Additionally, during the term of the agreement, the Company will pay Communal a five percent (5%) commission on the Company’s net sales which occur within the Territory, as defined by the agreement. The Company has incurred no commissions due under this agreement through December 31, 2013.

Effective on January 1, 2013, the Asian Business Development/Collaboration Agreement with Communal was amended to reflect the extension of the terms of the agreement for an additional 12 months, and the addition of certain services and countries in the territory covered by the agreement. In connection with the amended and restated agreement, the Company paid an additional $425,000 in 2013 and recorded expense of $226,000 in 2013. After December 31, 2013, the Company may terminate the agreement upon 30 days written notice.

Director Independence

The Board of Directors has determined that each of the following current directors is independent within the meaning of the listing standards of The NASDAQ Stock Market LLC:

Jennifer Cheng
J. James Finnerty
Jiangang Luo
Michael R. Ramelot

In this Amendment these four directors are referred to individually as an “Independent Director” and collectively as the “Independent Directors.” The shares of the Company’s Common Stock are traded on the OTCQB Marketplace.

Item 14. Principal Accountant Fees and Services

Plante & Moran, PLLC provided audit services to the Company for the fiscal years ending December 31, 2013 and 2012. The following table presents fees for professional services rendered by Plante & Moran, PLLC for those years:

	Year Ending December 31,
	2013	2012
Audit Fees	$299,023	$305,022
Audit-Related Fees	-	-
Tax Fees	-	-
Other Fees	-	-
Total Fees	$299,023	$305,022

Audit fees includes fees incurred for audit services related to quarterly reviews and audits of consolidated financial statements, consents in connection with SEC filings, and other consultation. For both 2013 and 2012, the Company was not required to obtain independent public accounting firm certification of its internal control infrastructure as defined by the Sarbanes-Oxley Act. Therefore, no fees related to the audit of Sarbanes-Oxley compliance were incurred.

It is the Company’s policy that all audit and non-audit services to be performed by the Company’s principal auditors be approved in advance by the Audit and Finance Committee. The Audit and Finance Committee pre-approved all services provided by Plante & Moran, PLLC during 2013.

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

ENERGY FOCUS, INC.
By:	/s/ JAMES TU
James Tu
Executive Chairman and Chief Executive Officer Date: April 30, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 30, 2014.

Signature	Title

/s/ James Tu	Executive Chairman and Chief Executive Officer
James Tu	(Principal Executive Officer)

/s/ Frank Lamanna	Chief Financial Officer
Frank Lamanna	(Principal Financial and Accounting Officer)

*/s/ Jennifer Cheng	Director
Jennifer Cheng

*/s/ Simon Cheng	Director
Simon Cheng

*/s/ John M. Davenport	Director
John M. Davenport

*/s/ J. James Finnerty	Director
J. James Finnerty

*/s/ Jiangang Luo	Director
Jiangang Luo

*/s/ Michael R. Ramelot	Director
Michael R. Ramelot

* The undersigned, by signing his name, signs this Report on April 30, 2014 on behalf of the above officers and directors pursuant to a Power of Attorney executed by them and filed as an exhibit to this Report.

By: /s/ JAMES TU

James Tu, Attorney-in-Fact.

EXHIBIT INDEX

Exhibit Number	Description of Documents

24.1	Power of Attorney (incorporated by reference from Exhibit 24.1 to the Registrant’s Annual Report on Form 10-K filed on March 27, 2014).

31.1	Rule 13a-14(a) Certification by Chief Executive Officer (filed with this Report).

31.2	Rule 13a-14(a) Certification by Vice President of Finance and Chief Financial Officer (filed with this Report).

32.1	Section 1350 Certification of Chief Executive Officer and Vice President of Finance and Chief Financial Officer (filed with this Report).