Form 10-Q
period 2014-03-31
ENERGY FOCUS, INC/DE
filed 2014-05-13
CIK 924168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

Commission file number 0-24230

ENERGY FOCUS, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3021850
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

32000 Aurora Road, Suite B, Solon, OH (Address of principal executive offices)

44139 (Zip Code)
(Registrant’s telephone number, including area code): (440) 715-1300

None
(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer 	Accelerated filer 
Non-accelerated filer  (do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of May 9, 2014 was 78,154,330.

Item 1. Financial Statements

ENERGY FOCUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands except share and per share data)

	March 31,	December 31,
	2014	2013
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$1,960	$2,860
Trade accounts receivable less allowances of $62 and $84, respectively	3,170	3,348
Retainage receivable	582	577
Inventories, net	2,127	2,510
Costs and estimated earnings in excess of billings	255	145
Prepaid and other current assets	620	1,207
Assets held for sale	-	130
Total current assets	8,714	10,777

Property and equipment, net	516	536
Intangible assets, net	41	55
Collateralized assets	1,000	1,000
Other assets	172	440
Total assets	$10,443	$12,808

LIABILITIES
Current liabilities:
Accounts payable	$2,482	$3,707
Accrued liabilities	971	1,218
Deferred revenue	71	71
Billings in excess of costs and estimated earnings	355	764
Credit line borrowings	1,109	-
Current maturities of long-term debt	61	59
Total current liabilities	5,049	5,819

Other liabilities	51	54
Long-term debt	218	4,011
Total liabilities	5,318	9,884

SHAREHOLDERS' EQUITY
Preferred stock, par value $0.0001 per share:
Authorized: 2,000,000 shares in 2014 and 2013
Issued and outstanding: no shares in 2014 and 2013	-	-
Common stock, par value $0.0001 per share:
Authorized: 150,000,000 shares in 2014 and 2013
Issued and outstanding: 78,154,330 in 2014 and 51,421,937 in 2013	8	5
Additional paid-in capital	91,708	85,442
Accumulated other comprehensive income	464	462
Accumulated deficit	(87,055)	(82,985)
Total shareholders' equity	5,125	2,924
Total liabilities and shareholders' equity	$10,443	$12,808

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands except per share amounts)

(unaudited)

	Three months ended March 31,
	2014	2013

Net sales	$4,919	$4,458
Cost of sales	3,497	3,575
Gross profit	1,422	883

Operating expenses:
Research and development	191	37
Selling, general, and administrative	2,304	2,082
Total operating expenses	2,495	2,119
Loss from operations	(1,073)	(1,236)

Other expense:
Other expense	(360)	(94)
Interest expense	(2,618)	(126)

Loss from continuing operations before income taxes	(4,051)	(1,456)
Benefit for income taxes	1	-
Net loss from continuing operations	$(4,050)	$(1,456)

Discontinued operations:

(Loss) income from discontinued operations before income taxes	(20)	31
Provision for income taxes	-	(3)
(Loss) income from discontinued operations	(20)	28

Net loss	$(4,070)	$(1,428)

Loss per share:
Basic
From continung operations	$(0.08)	$(0.03)
From discontinued operations	-	-
Total	$(0.08)	$(0.03)

Diluted
From continung operations	$(0.08)	$(0.03)
From discontinued operations	-	-
Total	$(0.08)	$(0.03)

Weighted average common shares outstanding:
Basic and diluted	51,725	44,699

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(amounts in thousands)

(unaudited)

	Three months ended March 31,
	2014	2013

Net loss	$(4,070)	$(1,428)
Other comprehensive income:
Foreign currency translation adjustments	2	(38)
Comprehensive loss	$(4,068)	$(1,466)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three months ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(4,070)	$(1,428)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	57	162
Stock-based compensation	123	45
Provision for doubtful accounts receivable	(6)	(29)
Amortization of intangible assets	14	63
Amortization of discounts on long-term borrowings and acquisition related liabilities	2,815	44
Amortization of loan origination fees	55	28
Changes in assets and liabilities:
Accounts receivable, inventories, and other assets	1,017	753
Accounts payable and accrued liabilities	(1,685)	(868)
Deferred revenue	(410)	(728)
Total adjustments	1,980	(530)
Net cash used in operating activities	(2,090)	(1,958)

Cash flows from investing activities:
Acquisition of property and equipment	(37)	(125)
Proceeds from the sale of assets held for sale	130	-
Net cash provided by (used in) investing activities	93	(125)

Cash flows from financing activities:
Proceeds from exercise of stock options	1	-
Proceeds from other borrowings	-	1,750
Payments on other borrowings	(14)	(12)
Net proceeds (payments) on credit line borrowings	1,109	(378)
Net cash provided by financing activities	1,096	1,360

Effect of exchange rate changes on cash	1	(6)

Net decrease in cash and cash equivalents	(900)	(729)
Cash and cash equivalents at beginning of period	2,860	1,181
Cash and cash equivalents at end of period	$1,960	$452

Classification of cash and cash equivalents:
Cash and cash equivalents	$1,497	$317
Restricted cash held	63	135
Cash held in escrow	400	-
Cash and cash equivalents at end of period	$1,960	$452

Supplemental Information - Non-cash financing activities
Conversion of subordinated convertible debt to equity, net of discount amortization	$3,858	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

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

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements include the accounts of the Company and its subsidiaries, Energy Focus LED Solutions, LLC (“EFLS”) in Nashville, Tennessee, and Crescent Lighting Limited (“CLL”) located in the United Kingdom. All significant inter-company balances and transactions have been eliminated.

We have prepared the accompanying financial data for the three months ended March 31, 2014 and 2013 pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States have been condensed or omitted pursuant to such rules and regulations. The accompanying financial data and information should be read in conjunction with our 2013 Annual Report on Form 10-K.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly our Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013, Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013, and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013.

The preparation of condensed consolidated financial statements in accordance with GAAP in the United States requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates. Estimates include, but are not limited to, the establishment of reserves for accounts receivable, sales returns, inventory obsolescence and warranty claims; the useful lives of property, equipment, and intangible assets; revenues recognized on a percentage-of-completion basis; and stock-based compensation. In addition, estimates and assumptions associated with the determination of the fair value of financial instruments and evaluation of long-lived assets for impairment requires considerable judgment. Actual results could differ from those estimates and such differences could be material.

Our independent public accounting firm has issued an opinion in connection with our 2013 Annual Report on Form 10-K raising substantial doubt as to our ability to continue as a going concern. The interim financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The interim financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to our ability to continue as a going concern.

ENERGY FOCUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(Unaudited)

Reclassifications

Certain prior year amounts have been reclassified within the Condensed Consolidated Financial Statements (“financial statements”), and related notes thereto, to be consistent with the current year presentation. See discussion of the reclassification of discontinued operations in Note 3, Discontinued Operations.

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which amends ASC 740, Income Taxes. The amendments provide guidance on the financial statement presentation of an unrecognized tax benefit, as either a reduction of a deferred tax asset or as a liability, when a net operating loss carryforward, similar tax loss, or a tax credit carryforward exists. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and may be applied on either a prospective or retrospective basis. The adoption of this ASU did not materially impact our disclosures.

Update to Significant Accounting Policies

There have been no material changes to our significant accounting policies, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

A reconciliation of basic and diluted loss per share is provided as follows (in thousands, except per share amounts):

	Three months ended March 31,
	2014	2013
Basic and diluted loss per share:
Net loss	$(4,070)	$(1,428)

Basic and diluted loss per share:
Weighted average shares outstanding	51,725	44,699

Basic and diluted net loss per share	$(0.08)	$(0.03)

Options, warrants and convertible securities representing 29,818,031 and 4,596,792 shares of common stock were excluded from the loss per share calculation at March 31, 2014 and 2013, respectively, because their inclusion would have been anti-dilutive.

ENERGY FOCUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(Unaudited)

Stock-Based Compensation

Our stock-based compensation plan is described in detail in our 2013 Annual Report on Form 10-K. The following table summarizes our stock-based compensation (in thousands):

	Three months ended March 31,
	2014	2013

Cost of sales	$2	$-
Research and development	(1)	7
Selling, general, and administrative	122	38
Total stock-based compensation	$123	$45

Total unearned compensation of $601 thousand related to stock-based compensation remains at March 31, 2014 compared to $315 thousand at March 31, 2013. These costs will be charged to expense and amortized on a straight line basis in future periods through the first quarter of 2018. The weighted average period over which this unearned compensation is expected to be recognized is approximately 1.9 years.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. Estimates utilized in the calculation include the expected life of the option, risk-free interest rate, and expected volatility, and are further comparatively detailed as follows:

	Three months ended March 31,
	2014	2013

Fair value of options issued	$0.32	$0.15
Exercise price	$0.42	$0.23
Expected life of option (years)	5.6	8.3
Risk-free interest rate	1.78%	1.57%
Expected volatility	98.02%	83.82%
Dividend yield	0%	0%

Option activity under our stock plans during the three months ended March 31, 2014 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractural Term (in Years)
Outstanding as of December 31, 2013	2,861,893	$1.53
Granted	1,950,000	0.42
Exercised	(5,000)	0.23
Cancelled/forfeited	(273,521)	2.00
Outstanding as of March 31, 2014	4,533,372	$1.03	8.2
Vested and expected to vest as of March 31, 2014	4,094,707	$0.91	8.2
Exercisable as of March 31, 2014	2,152,493	$1.68	6.6

ENERGY FOCUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(Unaudited)

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

	Three months ended March 31,
	2014	2013

Balance at the beginning of the period	$75	$159
Accruals for warranties issued	16	16
Settlements made during the period (in cash or in kind)	(16)	(35)
Balance at the end of the period	$75	$140

NOTE 3. DISCONTINUED OPERATIONS

In November 2013, we sold our pool products business for a cash purchase price of $5.2 million. Under the terms of the Agreement, we sold substantially all of the assets associated with the pool products business and the buyer assumed certain related liabilities. In connection with the sale, we and the buyer entered into a transition services agreement that continued until April 30, 2014. Under the agreement, we provided services to transition the pool products business to the buyer. In addition, the Agreement contains representations, warranties and covenants of us and the buyer and prohibits us from competing with the buyer in the pool business for a period of five years following the closing. The Agreement also provided for an escrow of $500 thousand of the purchase price to secure customary indemnification obligations with respect to our representations, warranties and covenants and other obligations under the Agreement. As of March 31, 2014, $100 thousand of the cash held in escrow had been released to the Company.

In conjunction with the sale, we have eliminated the expenses associated with this business from our Condensed Consolidated Statements of Operations and have reported the net loss from those activities as “discontinued operations” for the periods presented in this Quarterly Report. Revenues from discontinued operations included $875 thousand for the three months ended March 31, 2013. We recognized expenses of approximately $20 thousand for the three months ended March 31, 2014.

The sale of our pool products business is described in detail in our 2013 Annual Report on Form 10-K.

NOTE 4. INVENTORIES

Inventories are stated at the lower of standard cost (which approximates actual cost determined using the first-in, first-out cost method) or market and consists of the following, net of reserves (in thousands):

	March 31,	December 31,
	2014	2013

Raw materials	$1,193	$1,611
Finished goods	934	899
Inventories, net	$2,127	$2,510

ENERGY FOCUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(Unaudited)

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets and consists of the following (in thousands):

	March 31,	December 31,
	2014	2013

Equipment (useful life 3 - 15 years)	$1,940	$2,080
Tooling (useful life 2 - 5 years)	769	769
Furniture and fixtures (useful life 5 years)	98	115
Computer software (useful life 3 years)	537	521
Leasehold improvements (the shorter of useful life or lease life)	576	589
Construction in progress	-	9
Property and equipment at cost	3,920	4,083
Less: accumulated depreciation	(3,404)	(3,547)
Property and equipment, net	$516	$536

NOTE 6. INTANGIBLE ASSETS

The following table summarizes information related to net carrying value of intangible assets (in thousands):

	Amortization	March 31,	December 31,
	Life (in years)	2014	2013

Customer relationships	5	$41	$55

Amortization expense for intangible assets subject to amortization was $14 thousand and $63 thousand for the three months ended March 31, 2014 and 2013, respectively. Customer relationships are amortized over their expected useful lives on an accelerated method that approximates the cash flows associated with those relationships. Based on the carrying value of unamortized customer relationships, we estimate they will be fully amortized in 2014.

NOTE 7. CONTRACTS IN PROGRESS

Costs and estimated earnings on contracts in progress as of the periods indicated are summarized in the following table (in thousands):

	March 31,	December 31,
	2014	2013
Costs incurred on uncompleted contracts	$8,095	$7,347
Estimated earnings	1,954	1,603
Total revenues	10,049	8,950
Less: billings to date	10,149	9,569
Total	$(100)	$(619)

Balance sheet classification:
Costs and estimated earnings in excess of billings on uncompleted contracts	$255	$145
Billings in excess of costs and estimated earnings on uncompleted contracts	(355)	(764)
Total	$(100)	$(619)

ENERGY FOCUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(Unaudited)

NOTE 8. DEBT

Credit Facilities

On December 22, 2011, we entered into a $4.5 million revolving line of credit (“credit facility”) with Rosenthal & Rosenthal. The total loan amount available to us under the line of credit is equal to 85% of our net amount of eligible receivables, plus available inventory (the lesser of 50% of the lower of cost or market value of eligible inventory, or $250 thousand). The credit facility is secured by a lien on our domestic assets. The interest rate for borrowing on accounts receivable is 8.5%, on inventories 10.0% and on overdrafts 13.0%. Additionally, there is an annual 1% facility fee on the entire $4.5 million amount of the credit facility payable at the beginning of the year. The credit facility is a three year agreement, expiring on December 31, 2014, unless terminated sooner. There are liquidated damages of 1% if the credit facility is terminated prior to December 31, 2014. We are required to comply with certain financial covenants, measured quarterly, including, as defined in the agreement: a tangible net worth amount and a working capital amount. We were in compliance with the financial covenants at March 31, 2014. Borrowings under the revolving line of credit were $1.0 million at March 31, 2014, and are recorded in our Condensed Consolidated Balance Sheets as a current liability under the caption “Credit line borrowings.” At December 31, 2013, there was a debit/negative balance on the line of credit of $218 thousand, which is included in the Condensed Consolidated Balance Sheets under the caption “Cash and cash equivalents.” At March 31, 2014, there was approximately $611 thousand available for us to borrow under this line of credit.

Additionally, our subsidiary in the United Kingdom has an invoice discounting arrangement whereby the amount available for borrowing is based at 80% of the eligible sales ledger of the subsidiary. The interest rate for borrowing under this arrangement is 3.02%. Borrowings under this arrangement were $85 thousand at March 31, 2014, and are recorded in our Condensed Consolidated Balance Sheets as a current liability under the caption “Credit line borrowings.” There was nothing outstanding under this arrangement at December 31, 2013.

Borrowings

The components of our debt at March 31, 2014 and December 31, 2013 were as follows (in thousands):

	March 31,	December 31,
	2014	2013
Unsecured Convertible Notes	$-	$6,145
Cognovit Note - Keystone Ruby, LLC	209	223
Unsecured Promissory Note - Quercus Trust	70	70
Discounts on long-term debt	-	(2,368)

Subtotal	279	4,070

Less: Current maturies of long-term debt	(61)	(59)

Long-term debt, net	$218	$4,011

Effective March 31, 2014, the holders of the unsecured convertible notes converted the outstanding principal amount of $6,145 thousand into 26,717,393 shares of our common stock. As consideration for entering into agreements to convert their notes, the note holders will receive additional interest payments at the stated rate of the notes of 5% through September 30, 2014. $154 thousand for this charge was included as a current liability under the caption “Accrued liabilities” in our Condensed Consolidated Balance Sheets at March 31, 2014. In relation to the conversion of the outstanding notes, we incurred a one-time charge of $2.7 million, including a non-cash charge of $2.3 million to write-off the remaining unamortized discount associated with the notes, $154 thousand for the additional six months interest described above, and $293 thousand to write-off the remaining loan origination costs incurred in connection with the convertible notes. For a full description of our debt financing, reference is made to Note 9, Debt, of our 2013 Annual Report on Form 10-K.

ENERGY FOCUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(Unaudited)

Future maturities of remaining borrowings are (in thousands):

Long-Term
Year ending December 31,	Debt
2014 April through December	$61
2015	67
2016	74
2017	7
2018	-
2019 and thereafter	70
Total commitment	279

Less: portion classified as current	(61)
Long-term debt, net	$218

ENERGY FOCUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(Unaudited)

NOTE 9. SEGMENTS AND GEOGRAPHIC INFORMATION

We have two reportable segments: products and solutions. The products segment includes the marketing and sale of commercial, industrial, government, military and maritime lighting products, and research and development services. Our products are sold primarily in North America, Europe, and the Far East through a combination of direct sales employees, independent sales representatives and distributors. Our solutions segment provides turnkey, high-quality, energy-efficient lighting application alternatives, which are designed to enhance total value by positively impacting customers’ profitability, the environment, and the communities served. These solutions are sold through our EFLS subsidiary, and include not only our proprietary energy-efficient lighting solutions, but also sourced lighting systems, energy audits and service agreements.

The following summarizes our reportable segment data for periods indicated (in thousands):

	Three months ended March 31,
	2014	2013
Solutions:
Net sales	$2,188	$1,807
Cost of sales	1,565	1,523
Gross profit	623	284
Operating expenses:
Selling, general, and administrative	431	472
Segment income (loss)	$192	$(188)

Products:
Net sales	$2,731	$2,651
Cost of sales	1,932	2,052
Gross profit	799	599
Operating expenses:
Research and development	63	37
Selling, general, and administrative	795	584
Total operating expenses	858	621
Segment loss	$(59)	$(22)

Reconciliation of segment income (loss) to net loss:
Segment income (loss):
Solutions	$192	$(188)
Products	(59)	(22)
Total segment income (loss)	133	(210)
Operating expenses:
Research and development	128	-
Selling, general, and administrative	1,078	1,026
Total operating expenses	1,206	1,026
Other expense	(2,978)	(220)
Loss from continuing operations before income taxes	(4,051)	(1,456)
Benefit for income taxes	1	-
Net loss from continuing operations	$(4,050)	$(1,456)

ENERGY FOCUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(Unaudited)

The following table provides additional business unit gross profitability detail for our products segment for the periods indicated (in thousands):

	Three months ended March 31,
	2014	2013
Products segment net sales:
Commercial products	$1,166	$1,641
Government products/R&D services	1,565	1,010
Total products segment net sales	2,731	2,651

Products segment cost of sales:
Commercial products	771	1,153
Government products/R&D services	1,161	899
Total products segment cost of sales	1,932	2,052

Products segment gross profit:
Commercial products	395	488
Government products/R&D services	404	111
Total products segment gross profit	$799	$599

A geographic summary of net sales is as follows (in thousands):

	Three months ended March 31,
	2014	2013

United States	$4,283	$3,885
International	636	573
Net sales	$4,919	$4,458

A geographic summary of long-lived assets, which consists of fixed assets and intangible assets, is as follows (in thousands):

	March 31,	December 31,
	2014	2013

United States	$526	$582
International	31	9
Long-lived assets, net	$557	$591

NOTE 10. INCOME TAXES

At March 31, 2014, we had recorded a full valuation allowance against our deferred tax assets in the United States, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward. The valuation allowance is based upon management’s estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable.

ENERGY FOCUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(Unaudited)

As of December 31, 2013, we had a net operating loss carry-forward of approximately $72.1 million for federal, state and local income tax purposes. However, due to changes in our capital structure, approximately $14.5 million of this amount is available after the application of Internal Revenue Code (“IRC”) Section 382 limitations. If not utilized, these carry-forwards will begin to expire in 2021 for federal and have begun to expire for state and local purposes. For a full discussion of the estimated restrictions on our utilization of our net operating loss carry-forwards, see Note 14, Income Taxes, of our 2013 Annual Report on Form 10-K.

NOTE 11. COMMITMENTS AND CONTINGENCIES

In connection with the acquisition of EFLS in December 2009, we recorded a performance-related contingent obligation related to a 2.5% payout payable over 42 months commencing January 1, 2010 and based upon the fair value of projected annual billings of the acquired business, and a $500 thousand fee if the market price of our common stock was not equal to or greater than $2.00 per share for at least twenty trading days between June 30, 2010 and June 30, 2013 (due on June 30, 2013). We accrued for each of these contingent liabilities at their respective fair values at the time of the acquisition. For the three months ended March 31, 2013, we paid $124 thousand relating to the 2.5% payout.

On June 28, 2013, the Company entered into a Settlement Agreement with EFLS, TLC Investments, LLC, Jamie Hall and Robert E. Wilson, terminating the Membership Interest Purchase Agreement related to the acquisition of Stones River Companies, LLC, now known as EFLS. As part of the Settlement Agreement, our obligation to pay a $500 thousand special fee and a $500 thousand convertible promissory note were cancelled in their entirety. Therefore, at March 31, 2014 and December 31, 2013, nothing was remaining on the Company’s Condensed Consolidated Balance Sheets relating to these obligations.

NOTE 12. RELATED PARTY TRANSACTIONS

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

On February 27, 2012, we entered into an Asian Business Development/Collaboration Agreement with Communal. The agreement has a 60 month term. Additionally, during the term of the agreement, we will pay Communal a 5% commission on the net sales that occur within the territory, as defined by the agreement. We have incurred no commissions due under this agreement through March 31, 2014.

Effective on January 1, 2013, the Asian Business Development/Collaboration Agreement with Communal was amended to reflect the extension of the terms of the agreement for an additional 12 months, and the addition of certain services and countries in the territory covered by the agreement. In connection with the amended and restated agreement, we paid an additional $425 thousand in 2013, $75 thousand of which was paid in the first quarter of 2013. Nothing was paid during the first quarter of 2014. We recorded expense of $56 thousand under this agreement during the first quarter of 2014 and 2013. As of December 31, 2013, we may terminate the agreement upon 30 days written notice.

NOTE 13. SEPARATION ACCRUAL

During the second through fourth quarters of 2013, we incurred charges of $448 thousand for salary continuation and COBRA payments related to separation agreements with our former Chief Executive Officer, our former Chief Financial Officer, and our former Chief Technology Officer. At March 31, 2014 and December 31, 2013, we had a remaining accrual of $115 thousand $247 thousand, respectively, for these charges included in the caption “Accrued liabilities” in the Condensed Consolidated Balance Sheets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements (“financial statements”) and related notes included in Item 1 of this Quarter Report and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2013.

All references to “Energy Focus,” “we,” “us,” “our,” or “the Company” means Energy Focus, Inc. and its subsidiaries, except where it is made clear that the term means only the parent company.

Statements and information included in this Annual Report on Form 10-K that are not purely historical are forward-looking statements. When used in this report, the words “believes,” “expects,” “anticipates,” “intends,” “assumes,” “estimates,” “evaluates,” “opinions,” “forecasts,” “may,” “could,” “future,” “forward,”, “plans”, “potential,” “probable,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include statements regarding Energy Focus’ expectations, intentions, beliefs, and strategies regarding the future, including but not limited to; growth in the markets into which Energy Focus sells; conditions of the lighting industry and the economy in general; statements as to our competitive position; future operating results; net sales growth; expected operating expenses; gross product margin improvement; sources of net sales; anticipated revenue from government contracts; product development and enhancements; liquidity, ability to generate cash and cash reserves; our reliance upon a limited number of customers; our accounting policies; the effect of recent accounting announcements; the development and marketing of new products; relationships with customers and distributors; relationships with, dependence upon, and the ability to obtain components from suppliers; as well as our remarks concerning our ability to compete in certain markets; the evolution and future size of those markets; seasonal fluctuations; plans for and expected benefits of outsourcing and offshore manufacturing; trends in the price and performance of light-emitting diode (“LED”) lighting products; the benefits and performance of our lighting products; the adequacy of our current physical facilities; our strategy with regard to protecting our proprietary technology; and our ability to retain qualified employees.

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

Energy Focus® and Intellitube® are our registered trademarks. We may also refer to trademarks of other corporations and organizations in this document.

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

In November 2013, we sold and discontinued our pool products business, and are focusing our resources solely on our LED lighting retrofit business. With this goal, our solutions segment began focusing its efforts on only bidding all-LED replacement solutions in Energy Service Companies (“ESCO’s”) contract proposals versus fluorescent replacements. Additionally, research and development remains a key focus of for us. Our research and development team is dedicated to continuous improvement and innovation of our LED lighting technologies, and we have concentrated our efforts on bidding on research contracts and grants from those that support LED technologies.

Results of Operations

The following table sets forth the percentage of net sales represented by certain items reflected on our Consolidated Statements of

Operations for the following periods:

	Three months ended March
	2014	2013

Net sales	100.0%	100.0%
Cost of sales	71.1	80.2
Gross profit	28.9	19.8

Operating expenses:
Research and development	3.9	0.8
Selling, general, and administrative	46.8	46.7
Total operating expenses	50.7	47.5
Loss from operations	(21.8)	(27.7)

Other expense:
Other expense	(7.3)	(2.1)
Interest expense	(53.2)	(2.8)

Loss from continuing operations before income taxes	(82.3)	(32.6)
Benefit for income taxes	-	-
Net loss from continuing operations	(82.3)	(32.6)

Discontinued operations:

(Loss) income from discontinued operations before income taxes	(0.4)	0.7
Provision for income taxes	-	(0.1)
(Loss) income from discontinued operations	(0.4)	0.6

Net loss	(82.7)%	(32.0)%

Our net sales breakdown by business segment is as follows (in thousands):

	Three months ended March 31,
	2014	2013

Solutions	$2,188	$1,807

Products:
Commercial products	1,166	1,641
Government products/R&D services	1,565	1,010
Total net sales - product segment	2,731	2,651

Total net sales	$4,919	$4,458

Net sales of $4.9 million for the first quarter of 2014 increased 10.3 percent as compared to the prior year’s first quarter. Solutions segment sales increased 21.1 percent, while products segment sales increased three percent. Within the products segment, commercial products sales decreased 28.9 percent, while government products/R&D services increased 55.0 percent due to increased sales to the U.S. Navy. That increase was primarily attributable to a 510.6% increase in government products sales. Our solutions segment backlog at March 31, 2014 and 2013 was $1.0 million and $0.7 million, respectively.

Gross Profit

Total gross profit was $1.4 million, or 28.9 percent of net sales, for the three months ended March 31, 2014, compared to $0.9 million, or 19.8 percent of net sales, for the three months ended March 31, 2013. The solutions segment gross profit increased $339 thousand and was 28.5 percent of net sales for the first quarter of 2014, compared to 15.7 percent of net sales for the prior year’s quarter. The increase was due to improved business execution. The products segment gross profit increased $200 thousand to 29.3 percent of net sales from 22.6 percent in the prior year. The increase resulted from higher gross margins from our commercial products, where we have been working with our supply chains to improve gross margins, and sales mix in our government products/R&D services business with higher sales from government products in the 2014 quarter. Generally, due to the nature of R&D service contracts, these contracts have zero gross margin.

Operating Expenses

Research and Development

Gross research and development expenses were $320 thousand for the three months ended March 31, 2014, a $787 thousand decrease from $1.1 million for the three months ended March 31, 2013. The decrease was due to focusing our resources on projects and contracts that support LED technologies.

Research and development expenses include salaries, contractor and consulting fees, supplies and materials, as well as overhead costs such as depreciation and facilities costs. Research and development costs are expensed as they are incurred.

Total government reimbursements are the combination of revenues and credits from government contracts.

The gross and net research and development expense along with credits from government contracts is shown in the following table (in thousands):

	Three months ended March 31,
Net Research & Development Expense	2014	2013

Total gross research and development expenses	$320	$1,107
Cost recovery through cost of sales	(23)	(757)
Cost recovery and other credits	(106)	(313)
Net research and development expense	$191	$37

Selling, General, and Administrative

Selling, general, and administrative expenses were $2.3 million, or 46.8 percent of net sales, for the three months ended March 31, 2014, a 10.6 percent increase compared to $2.1 million, or 46.7 percent of net sales, for the three months ended March 31, 2013. The increase was a result of increased legal costs, as well as increased stock-based compensation expense.

Other Expenses

Effective March 31, 2014, the holders of the unsecured convertible notes converted the outstanding principal amount of $6,145 thousand into 26,717,393 shares of our common stock. As consideration for entering into agreements to convert their notes, the note holders will receive additional interest payments through September 30, 2014. In relation to the conversion of the outstanding notes, we incurred a one-time charge of $2.7 million, including a non-cash charge of $2.3 million to write-off the remaining unamortized discount associated with the notes.

For the three months ended March 31, 2014 and 2013, other expenses were $360 thousand and $94 thousand, respectively. The increase was a result of the write-off of loan origination costs incurred in connection with the convertible notes.

For the three months ended March 31, 2014, interest expense was $2.6 million, and includes the $2.3 million non-cash charge to write-off the remaining unamortized discount associated with the notes, as well as $154 thousand to accrue the additional interest payments through September 30, 2014. For the three months ended March 31, 2013, interest expense was $126 thousand. Interest expense includes the amortization of debt discounts, interest on our line of credit facility, amortization of loan origination costs, facility and other fees related to the line of credit agreement, and interest expense for outstanding borrowings.

Net Loss

The net loss for the three months ended March 31, 2014 was $4.1 million, an increase of $2.6 million from our net loss of $1.4 million for the first quarter of 2013. The increase was primarily the result of the one-time fee charged to write-off the remaining unamortized discount associated with our convertible notes. Excluding that charge, the net loss for the three months ended March 31, 2014 would have decreased from the comparable period of 2013 by $92 thousand.

Liquidity and Capital Resources

Cash and Cash Equivalents

At March 31, 2014, the Company’s cash and cash equivalents were $2.0 million, compared to $2.9 million at December 31, 2013; a decrease of $900 thousand. The balance at March 31, 2014 includes restricted cash of $63 thousand, compared to $94 thousand of restricted cash at December 31, 2013. The restricted cash balances relate to funds to be used exclusively for a research and development project with the National Shipbuilding Research Program. In addition, the cash balance at March 31, 2014 includes $400 thousand from the purchase price of our pool products business held in escrow, compared to $500 thousand in escrow at December 31, 2013. The remaining $400 thousand escrow balance is scheduled to be released in $100 thousand installments on the 25th of each month through July 2014, subject to any claims paid pursuant to the escrow agreement.

Cash Used in Operating Activities

For the three months ended March 31, 2014, net cash used in operating activities was $2.1 million, compared to net cash used of $2.0 million for the comparable period of 2013. Cash used in operating activities primarily consists of net losses adjusted for non-cash items, including depreciation, amortization, stock-based compensation; and the effect of changes in working capital. The increase in cash used in operating activities for the three month period in 2014 resulted primarily from the payoff of operational liabilities.

Cash Provided by Investing Activities

Net cash provided by investing activities was $93 thousand for the three months ended March 31, 2014, compared to net cash used of $125 thousand for the same period in 2013. The increase was a result of receiving the proceeds on assets held for sale, as well as lower cash expended to acquire property and equipment.

Cash Provided by Financing Activities

Net cash provided by financing activities was $1.1 million for the three months ended March 31, 2014, compared to $1.4 million for the 2013 comparable period. The first quarter of 2014 includes proceeds on credit line borrowings of $1.1 million compared to repayments of $378 thousand in the 2013 quarter. Additionally, the first quarter of 2013 included $1.8 million raised in proceeds from entering into unsecured subordinated convertible notes. See Note 8, Debt, for further discussion of these transactions.

Debt

Credit Facilities

On December 22, 2011, we entered into a $4.5 million revolving line of credit (“credit facility”) with Rosenthal & Rosenthal. The total loan amount available to us under the line of credit is equal to 85% of our net amount of eligible receivables, plus available inventory (the lesser of 50% of the lower of cost or market value of eligible inventory, or $250 thousand). The credit facility is secured by a lien on our domestic assets. The interest rate for borrowing on accounts receivable is 8.5%, on inventories 10.0% and on overdrafts 13.0%. Additionally, there is an annual 1% facility fee on the entire $4.5 million amount of the credit facility payable at the beginning of the year. The credit facility is a three year agreement, expiring on December 31, 2014, unless terminated sooner. There are liquidated damages of 1% if the credit facility is terminated prior to December 31, 2014. We are required to comply with certain financial covenants, measured quarterly, including, as defined in the agreement: a tangible net worth amount and a working capital amount. We were in compliance with the financial covenants at March 31, 2014. Borrowings under the revolving line of credit were $1.0 million at March 31, 2014, and are recorded in our Condensed Consolidated Balance Sheets as a current liability under the caption “Credit line borrowings.” At December 31, 2013, there was a debit/negative balance on the line of credit of $218 thousand, which is included in the Condensed Consolidated Balance Sheets under the caption “Cash and cash equivalents.” At March 31, 2014, there was approximately $611 thousand available for us to borrow under this line of credit.

Additionally, our subsidiary in the United Kingdom has an invoice discounting arrangement whereby the amount available for borrowing is based at 80% of the eligible sales ledger of the subsidiary. The interest rate for borrowing under this arrangement is 3.02%. Borrowings under this arrangement were $85 thousand at March 31, 2014, and are recorded in our Condensed Consolidated Balance Sheets as a current liability under the caption “Credit line borrowings.” There was nothing outstanding under this arrangement at December 31, 2013.

Borrowings

Long-term debt, including current maturities, totaled $279 thousand at March 31, 2014, and $4,070 thousand at December 31, 2013. The decrease was primarily due to the conversion of all the outstanding convertible notes effective March 31, 2014. See Note 8, Debt, for further discussion of these transactions.

Liquidity

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred substantial losses, and as of March 31, 2014, we had an accumulated deficit of $87.1 million. We have raised approximately $13.4 million between 2011 and 2013 through the issuance of common stock and debt, which has been funding our operating expenses and working capital. Additionally, we received $4.8 million in cash, net of related expenses, through the sale of our pool products business in 2013. Although management has addressed the issues that have historically burdened our financial performance, we may require additional financing for operating expenses, working capital and other corporate purposes to support our anticipated growth. In order for us to attain profitability and growth, we will need to continue executing our marketing and sales plans to further penetrate the military and maritime markets, and the commercial and industrial markets to increase our products segment sales; improve the operating efficiencies in our turnkey energy-efficient lighting solutions business; development of new technologies into sustainable product lines; continue cost reductions throughout our organization; further improve gross margins; and continue to improve our supply chain performance.

Management remains optimistic about obtaining the funding necessary to continue as a going concern; however, there can be no assurances that this objective will be successful. As such, we continue to review and pursue selected external funding sources, if necessary, including, but not limited to, the following:

●	obtain funding from the sale of our common stock or other equity or debt instruments or the exercise of warrants,
●	obtain financing from traditional or non-traditional investment capital organizations or individuals, and
●	potential sale or divestiture of one or more operating units.

Obtaining financing through the above-mentioned mechanisms contains risks, including:

●	additional equity financing may not be available to us in the current capital environment and could lead to further dilution of shareholder value for current shareholders,
●

loans or other debt instruments may have terms and/or conditions, such as interest rate, restrictive covenants and control or revocation provisions, which are not acceptable to management or our Board of Directors,

●	the current environment in capital markets combined with our capital constraints may prevent us from being able to obtain adequate debt financing, and
●	financing may not be available for parties interested in pursuing the acquisition of one or more of our operating units.

If we were to fail to obtain additional financing to grow our business, we would need to delay or scale back our business plan, reduce our operating costs, or reduce our headcount, each of which would have a material adverse effect on our business, future prospects and financial condition.

Critical Accounting Policies

The preparation of financial statements requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies, and the reported amounts of net sales and expenses in the financial statements. Material differences may result in the amount and timing of net sales and expenses if different judgments or different estimates were utilized. Critical accounting policies, judgments, and estimates which the Company believes have the most significant impact on the financial statements include, but are not limited to, revenue recognition; the establishment of reserves for accounts receivable, sales returns, inventory obsolescence and warranty claims; the impairment of long-lived assets; accounting for income taxes; and share-based compensation. For the detailed discussion of the application of policies critical to our business operations, see our Annual Report on Form 10-K for the year ended December 31, 2013.

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which amends ASC 740, Income Taxes. The amendments provide guidance on the financial statement presentation of an unrecognized tax benefit, as either a reduction of a deferred tax asset or as a liability, when a net operating loss carryforward, similar tax loss, or a tax credit carryforward exists. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and may be applied on either a prospective or retrospective basis. The adoption of this ASU did not materially impact our disclosures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2014, we had British pounds sterling-denominated cash valued at $61 thousand held in the United Kingdom, based on the exchange rate at that date. The balances for cash held in the United Kingdom are subject to exchange rate risk. We have a policy of maintaining cash balances in local currency unless an amount of cash is occasionally transferred in order to repay inter-company debts.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Executive Chairman and Chief Executive Officer, and our Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

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

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

Reference is made to the Risk Factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 (the “Annual Report”). There have been no significant changes in those risk factors as set forth in the Annual Report.

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

ENERGY FOCUS, INC.

Date: May 13, 2014	By:	/s/ James Tu
James Tu
Executive Chairman of the Board of Directors

	By:	/s/ Frank Lamanna
Frank Lamanna
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Documents

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2014 and 2013, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March, 2014 and 2013, (vi) the Notes to Condensed Consolidated Financial Statements.

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.