Form 10-Q
period 2014-06-30
ENERGY FOCUS, INC/DE
filed 2014-08-13
CIK 924168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of August 12, 2014 was 9,376,818.

Item 1. Financial Statements

ENERGY FOCUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands except share and per share data)

	June 30,	December 31,
	2014	2013
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$1,596	$2,860
Trade accounts receivable less allowances of $55 and $84, respectively	3,817	3,348
Retainage receivable	472	577
Inventories, net	2,589	2,510
Costs and estimated earnings in excess of billings	129	145
Prepaid and other current assets	1,311	1,207
Assets held for sale	-	130
Total current assets	9,914	10,777

Property and equipment, net	531	536
Intangible assets, net	27	55
Collateralized assets	1,000	1,000
Other assets	116	440
Total assets	$11,588	$12,808

LIABILITIES
Current liabilities:
Accounts payable	$3,624	$3,707
Accrued liabilities	1,147	1,218
Deferred revenue	183	71
Billings in excess of costs and estimated earnings	22	764
Credit line borrowings	824	-
Current maturities of long-term debt	62	59
Total current liabilities	5,862	5,819

Other liabilities	49	54
Long-term debt	202	4,011
Total liabilities	6,113	9,884

STOCKHOLDERS' EQUITY
Preferred stock, par value $0.0001 per share:
Authorized: 2,000,000 shares in 2014 and 2013
Issued and outstanding: no shares in 2014 and 2013	-	-
Common stock, par value $0.0001 per share: Authorized: 15,000,000 shares in 2014 and 2013. Issued and outstanding: 8,012,461 at June 30, 2014 and 5,142,194 at December 31, 2013 (post-reverse split)	1	1
Additional paid-in capital	92,682	85,446
Accumulated other comprehensive income	469	462
Accumulated deficit	(87,677)	(82,985)
Total stockholders' equity	5,475	2,924
Total liabilities and stockholders' equity	$11,588	$12,808

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands except per share amounts)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013

Net sales	$6,699	$5,653	$11,618	$10,111
Cost of sales	4,525	4,415	8,022	7,990
Gross profit	2,174	1,238	3,596	2,121

Operating expenses:
Research and development	203	172	394	209
Selling, general, and administrative	2,533	2,471	4,837	4,553
Loss on impairment	-	325	-	325
Change in estimate of contingent liabilities	-	12	-	12
Total operating expenses	2,736	2,980	5,231	5,099
Loss from operations	(562)	(1,742)	(1,635)	(2,978)

Other income (expense):
Settlement of acquisition obligations	-	892	-	892
Other expense	(33)	(145)	(393)	(239)
Interest expense	(28)	(167)	(2,646)	(293)

Loss from continuing operations before income taxes	(623)	(1,162)	(4,674)	(2,618)
Benefit for income taxes	1	-	2	-
Net loss from continuing operations	$(622)	$(1,162)	$(4,672)	$(2,618)

Discontinued operations:

Income (loss) from discontinued operations before income taxes	-	484	(20)	515
Provision for income taxes	-	(1)	-	(4)
Income (loss) from discontinued operations	-	483	(20)	511

Net loss	$(622)	$(679)	$(4,692)	$(2,107)

Loss per share:
Basic
From continung operations	$(0.08)	$(0.25)	$(0.72)	$(0.57)
From discontinued operations	-	0.10	-	0.11
Total	$(0.08)	$(0.15)	$(0.72)	$(0.46)

Diluted
From continung operations	$(0.08)	$(0.25)	$(0.72)	$(0.57)
From discontinued operations	-	0.10	-	0.11
Total	$(0.08)	$(0.15)	$(0.72)	$(0.46)

Weighted average common shares outstanding:
Basic and diluted	7,836	4,623	6,512	4,547

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(amounts in thousands)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013

Net loss	$(622)	$(679)	$(4,692)	$(2,107)
Other comprehensive income:
Foreign currency translation adjustments	5	(1)	7	(39)
Comprehensive loss	$(617)	$(680)	$(4,685)	$(2,146)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	Six months ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(4,692)	$(2,107)
Adjustments to reconcile net loss to net cash used in operating activities:

Loss on impairment	-	325
Depreciation	114	327
Stock-based compensation	258	96
Settlement of acquisition obligations	-	(892)
Provision for doubtful accounts receivable	(3)	(33)
Amortization of intangible assets	27	127
Amortization of discounts on long-term borrowings and acquisition related liabilities	2,815	110
Amortization of loan origination fees	83	56
Changes in assets and liabilities:
Accounts receivable, inventories, and other assets	(457)	1,419
Accounts payable and accrued liabilities	(428)	(2,297)
Deferred revenue	(630)	(669)
Total adjustments	1,779	(1,431)
Net cash used in operating activities	(2,913)	(3,538)

Cash flows from investing activities:
Acquisition of property and equipment	(107)	(151)
Proceeds from the sale of property and equipment	130	-
Net cash provided by (used in) investing activities	23	(151)

Cash flows from financing activities:
Proceeds from issuances of common stock, net	806	-
Proceeds from exercise of stock options and employee stock purchase plan purchases	27	15
Proceeds from other borrowings, net of origination fees	-	4,779
Payments on other borrowings	(29)	(26)
Net proceeds on credit line borrowings	824	12
Net cash provided by financing activities	1,628	4,780

Effect of exchange rate changes on cash	(2)	(6)

Net (decrease) increase in cash and cash equivalents	(1,264)	1,085
Cash and cash equivalents at beginning of period	2,860	1,181
Cash and cash equivalents at end of period	$1,596	$2,266

Classification of cash and cash equivalents:
Cash and cash equivalents	$1,122	$2,207
Restricted cash held	174	59
Cash held in escrow	300	-
Cash and cash equivalents at end of period	$1,596	$2,266

Supplemental Information - Non-cash financing activities
Conversion of subordinated convertible debt to equity, net of discount amortization	$3,858	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(Unaudited)

NOTE 1.	NATURE OF OPERATIONS

Energy Focus, Inc. and its subsidiaries (the “Company”) engage in the design, development, manufacturing, marketing, and installation of energy-efficient lighting systems and solutions where we serve two segments:

●	Products: providing military, general commercial and industrial energy-efficient lighting offerings; and
●

Solutions: providing turnkey, high-quality, energy-efficient lighting application alternatives, primarily to the existing public-sector building market. We have also begun pursuing opportunities in the commercial and industrial sectors.

NOTE 2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reverse Stock Split

At the Company’s annual meeting of stockholders held on July 15, 2014, the stockholders approved an amendment to the Certificate of Incorporation, as described in the Company’s proxy statement dated June 26, 2014, to effect a reverse stock split of the Company’s outstanding common stock at a ratio ranging from 1-for-7 to 1-for-15, with such ratio determined by the Company’s Board of Directors in its discretion without further approval from the stockholders. The Board of Directors subsequently authorized proceeding with the reverse stock split at a ratio of 1-for-10. On July 16, 2014, the Company filed a Certificate of Amendment to its Certificate of Incorporation effecting the reverse stock split effective at 5pm ET on July 16, 2014. Immediately after the July 16, 2014 effective date, the Company had 8,012,461 shares of common stock issued and outstanding. All share and per share amounts have been retroactively restated to reflect the reverse split. Effective at the same time as the reverse split, the authorized number of shares of our common stock was proportionately decreased from 150,000,000 shares to 15,000,000 shares. The par value remained the same.

Basis of Presentation

The financial statements include the accounts of the Company and its subsidiaries, Energy Focus LED Solutions, LLC (“EFLS”) in Nashville, Tennessee, and Crescent Lighting Limited (“CLL”) located in the United Kingdom. All significant inter-company balances and transactions have been eliminated.

We have prepared the accompanying financial data for the three and six months ended June 30, 2014 and 2013 pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States have been condensed or omitted pursuant to such rules and regulations. The accompanying financial data and information should be read in conjunction with our 2013 Annual Report on Form 10-K.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly our Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013, Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2014 and 2013, and Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013.

ENERGY FOCUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(Unaudited)

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

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standard Board (FASB) issued Accounting Standards Update (ASU) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which amends ASC 740, Income Taxes. The amendments provide guidance on the financial statement presentation of an unrecognized tax benefit, as either a reduction of a deferred tax asset or as a liability, when a net operating loss carryforward, similar tax loss, or a tax credit carryforward exists. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and may be applied on either a prospective or retrospective basis. The adoption of this ASU did not materially impact our disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue Recognition - Revenue from Contracts with Customers, which is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The standard is effective for interim and annual periods beginning after December 15, 2016, and either full retrospective adoption or modified retrospective adoption is permitted. The Company is in the process of evaluating the impact of the standard.

Update to Significant Accounting Policies

There have been no material changes to our significant accounting policies, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Loss per Share

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental shares upon exercise of stock options and warrants, unless the effect would be anti-dilutive.

ENERGY FOCUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(Unaudited)

A reconciliation of basic and diluted loss per share is provided as follows (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Basic and diluted loss per share:
Net loss	$(622)	$(679)	$(4,692)	$(2,107)

Basic and diluted loss per share:
Weighted average shares outstanding	7,836	4,623	6,512	4,547

Basic and diluted net loss per share	$(0.08)	$(0.15)	$(0.72)	$(0.46)

Options, warrants and convertible securities representing approximately 482,824 and 1,832,068 shares of common stock were excluded from the loss per share calculation for the three months ended June 30, 2014 and 2013, respectively, and 1,738,434 and 1,345,522 for the six months ended June 30, 2014 and 2013, respectively, because their inclusion would have been anti-dilutive.

Stock-Based Compensation

On May 6, 2014, the Company’s Board of Directors approved the Energy Focus, Inc. 2014 Stock Incentive Plan (the “2014 Plan”). The 2014 Plan was approved by the stockholders at the Company’s annual meeting on July 15, 2014, after which no further awards could be issued under the Energy Focus, Inc. 2008 Incentive Stock Plan (the “2008 Plan”). The 2014 Plan allows for awards up to 600,000 shares of common stock and expires on July 15, 2024. The 2008 Plan is described in detail in our 2013 Annual Report on Form 10-K. The following table summarizes our stock-based compensation (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013

Cost of sales	$4	$1	$6	$1
Research and development	3	8	2	15
Selling, general, and administrative	128	42	250	80
Total stock-based compensation	$135	$51	$258	$96

Total unearned compensation was $495 thousand related to stock-based compensation at June 30, 2014, compared to $295 thousand at June 30, 2013. These costs will be charged to expense and amortized on a straight-line basis in future periods through the third quarter of 2016. The weighted average period over which the unearned compensation is expected to be recognized is approximately 1.9 years.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. Estimates utilized in the calculation include the expected life of the option, risk-free interest rate, and expected volatility, and are further comparatively detailed as follows:

	Six months ended
	June 30,
	2014	2013

Fair value of options issued	$3.34	$1.58
Exercise price	$4.34	$2.32
Expected life of option	5.6	7.4
Risk-free interest rate	1.79%	1.30%
Expected volatility	98.1%	89.2%
Dividend yield	0%	0%

ENERGY FOCUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(Unaudited)

Option activity under our stock plans during the six months ended June 30, 2014 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)
Outstanding as of December 31, 2013	286,188	$15.30
Granted	208,000	4.34
Exercised	(500)	2.30
Cancelled/forfeited	(83,561)	15.61
Outstanding as of June 30, 2014	410,127	$9.70	7.6

Vested and expected to vest as of June 30, 2014	372,885	$8.59	8.4

Exercisable as of June 30, 2014	207,818	$14.83	7.2

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

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013

Balance at the beginning of the period	$75	$140	$75	$159
Accruals for warranties issued	-	23	16	39
Settlements made during the period (in cash or in kind)	(7)	(13)	(23)	(48)
Balance at the end of the period	$68	$150	$68	$150

NOTE 3.	DISCONTINUED OPERATIONS

In November 2013, we sold our pool products business for a cash purchase price of $5.2 million. Under the terms of the Agreement, we sold substantially all of the assets associated with the pool products business and the buyer assumed certain related liabilities. In connection with the sale, we and the buyer entered into a transition services agreement that continued until April 30, 2014. Under the Agreement, we provided services to transition the pool products business to the buyer. In addition, the Agreement contains representations, warranties and covenants of us and the buyer and prohibits us from competing with the buyer in the pool business for a period of five years following the closing. The Agreement also provided for an escrow of $500 thousand of the purchase price to secure customary indemnification obligations with respect to our representations, warranties and covenants and other obligations under the Agreement. Under the terms of our agreement, the first of five $100 thousand scheduled escrow releases commenced on March 25, 2014 and was to continue on the 25th day of each of the next four subsequent months. As of June 30, 2014, $200 thousand of the cash held in escrow had been released to the Company and $300 thousand remained in escrow subject to the resolution of outstanding buyer claims.

ENERGY FOCUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(Unaudited)

In conjunction with the sale, we have eliminated the expenses associated with this business from our Condensed Consolidated Statements of Operations and have reported the net loss from those activities as “discontinued operations” for the periods presented in this Quarterly Report. There were no revenues from discontinued operations for the three and six months ended June 30, 2014. Revenues for the three and six months ended June 30, 2013 were $1.7 million and $2.6 million, respectively. We recognized no expenses for the three months ended June 30, 2014, and approximately $20 thousand for the six months ended June 30, 2014. For the three and six months ended June 30, 2013, we recognized expenses of approximately $1.2 million and $2.1 million, respectively.

The sale of our pool products business is described in detail in our 2013 Annual Report on Form 10-K.

NOTE 4.	INVENTORIES

Inventories are stated at the lower of standard cost (which approximates actual cost determined using the first-in, first-out cost method) or market and consists of the following, net of reserves (in thousands):

	June 30,	December 31,
	2014	2013

Raw materials	$1,130	$1,611
Finished goods	1,459	899
Inventories, net	$2,589	$2,510

NOTE 5.	PROPERTY AND EQUIPMENT

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets and consists of the following (in thousands):

	June 30,	December 31,
	2014	2013

Equipment (useful life 3 - 15 years)	$1,958	$2,080
Tooling (useful life 2 - 5 years)	770	769
Furniture and fixtures (useful life 5 years)	98	115
Computer software (useful life 3 years)	539	521
Leasehold improvements (the shorter of useful life or lease life)	578	589
Construction in progress	57	9
Property and equipment at cost	4,000	4,083
Less: accumulated depreciation	(3,469)	(3,547)
Property and equipment, net	$531	$536

ENERGY FOCUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(Unaudited)

NOTE 6.	INTANGIBLE ASSETS

The following table summarizes information related to net carrying value of intangible assets (in thousands):

	Amortization	June 30,	December 31,
	Life (in years)	2014	2013

Customer relationships	5	$27	$55

Amortization expense for intangible assets subject to amortization was $14 thousand and $63 thousand for the three months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014 and 2013, amortization expense was $28 thousand and $127 thousand, respectively. Customer relationships are amortized over their expected useful lives on an accelerated method that approximates the cash flows associated with those relationships. Based on the carrying value of amortized customer relationships, the Company estimates they will be fully amortized in 2014.

NOTE 7.	CONTRACTS IN PROGRESS

Costs and estimated earnings on contracts in progress as of the periods indicated are summarized in the following table (in thousands):

	June 30,	December 31,
	2014	2013

Costs incurred on uncompleted contracts	$7,733	$7,347
Estimated earnings	1,772	1,603
Total revenues	9,505	8,950
Less: billings to date	9,398	9,569
Total	$107	$(619)

Balance sheet classification:
Costs and estimated earnings in excess of billings on uncompleted contracts	$129	$145
Billings in excess of costs and estimated earnings on uncompleted contracts	(22)	(764)
Total	$107	$(619)

NOTE 8.	DEBT

Credit Facilities

On December 22, 2011, we entered into a $4.5 million revolving line of credit (“credit facility”) with Rosenthal & Rosenthal. The total loan amount available to us under the line of credit is equal to 85% of our net amount of eligible receivables, plus available inventory (the lesser of 50% of the lower of cost or market value of eligible inventory, or $250 thousand). The credit facility is secured by a lien on our domestic assets. The interest rate for borrowing on accounts receivable is 8.5%, on inventories 10.0% and on overdrafts 13.0%. Additionally, there is an annual 1% facility fee on the entire $4.5 million amount of the credit facility payable at the beginning of the year. The credit facility is a three year agreement, expiring on December 31, 2014, unless terminated sooner. There are liquidated damages of 1% if the credit facility is terminated prior to December 31, 2014. We are required to comply with certain financial covenants, measured quarterly, including, as defined in the agreement: a tangible net worth amount and a working capital amount. We were in compliance with the financial covenants at June 30, 2014. Borrowings under the revolving line of credit were $649 thousand at June 30, 2014, and are recorded in our Condensed Consolidated Balance Sheets as a current liability under the caption “Credit line borrowings.” At December 31, 2013, there was a debit/negative balance on the line of credit of $218 thousand, which is included in the Condensed Consolidated Balance Sheets under the caption “Cash and cash equivalents.” At June 30, 2014, there was approximately $706 thousand available for us to borrow under this line of credit.

ENERGY FOCUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(Unaudited)

Additionally, our subsidiary in the United Kingdom has an invoice discounting arrangement whereby the amount available for borrowing is based at 80% of the eligible sales ledger of the subsidiary. The interest rate for borrowing under this arrangement is 3.02%. Borrowings under this arrangement were $175 thousand at June 30, 2014 and are recorded in our Condensed Consolidated Balance Sheets as a current liability under the caption “Credit line borrowings.” There was nothing outstanding under this arrangement at December 31, 2013.

Borrowings

The components of our debt at June 30, 2014 and December 31, 2013 were as follows (in thousands):

	June 30,	December 31,
	2014	2013

Unsecured Convertible Notes	$-	$6,145
Cognovit Note - Keystone Ruby, LLC	194	223
Unsecured Promissory Note - Quercus Trust	70	70
Discounts on long-term debt	-	(2,368)

Subtotal	264	4,070

Less: Current maturies of long-term debt	(62)	(59)

Long-term debt	$202	$4,011

Effective March 31, 2014, the holders of the unsecured convertible notes converted the outstanding principal amount of $6.15 million into 2,671,739 shares of our common stock. As consideration for entering into agreements to convert their notes, the note holders will receive additional interest payments at the stated rate of the notes of 5% through September 30, 2014. At June 30, 2014, $77 thousand for this charge was included as a current liability under the caption “Accrued liabilities” in our Condensed Consolidated Balance Sheets. In relation to the conversion of the outstanding notes, we incurred a one-time charge of $2.7 million, including a non-cash charge of $2.3 million to write-off the remaining unamortized discount associated with the notes, $154 thousand for the additional six months interest described above, and $293 thousand to write-off the remaining loan origination costs incurred in connection with the convertible notes. For a full description of our debt financing, reference is made to Note 9, Debt, of our 2013 Annual Report on Form 10-K.

Future maturities of remaining borrowings are (in thousands):

Long-Term
Year ending December 31,	Debt

2014 July through December	$30
2015	66
2016	72
2017	26
2018	-
2019 and thereafter	70
Total commitment	264

Less: portion classified as current	(62)
Long-term debt, net	$202

ENERGY FOCUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(Unaudited)

NOTE 9.	SETTLEMENT OF ACQUISITION OBLIGATIONS

On June 28, 2013, the Company entered into a Settlement Agreement with EFLS, TLC Investments, LLC, Jamie Hall and Robert E. Wilson, terminating the Membership Interest Purchase Agreement and related agreements that the parties had entered into at the end of December 2009 in connection with the Company’s acquisition of EFLS. As part of the Settlement Agreement, the Company’s obligation to pay a $500 thousand special fee and a $500 thousand convertible promissory note including interest of $92 thousand were cancelled in their entirety in exchange for a $200 thousand payment and the forgiveness of a net receivable due to the Company of $78 thousand. Additionally, in the second quarter of 2013, the Company recognized a $66 thousand favorable adjustment related to the change in the estimate of a performance-related contingent obligation for a 2.5% payout based upon the fair value of projected annual billings of EFLS. See Note 12, Commitments and Contingencies.

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

As a provision of the Settlement Agreement, the Company agreed to discontinue using the name Stones River Companies by July 1, 2014. As a result of this provision, the Company wrote off the remaining $325 thousand of the intangible asset for the Tradename. See Note 6, of our 2013 Annual Report on Form 10-K.

NOTE 10.	SEGMENTS AND GEOGRAPHIC INFORMATION

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

ENERGY FOCUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(Unaudited)

The following summarizes our reportable segment data for periods indicated (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Solutions:
Net sales	$1,133	$1,983	$3,321	$3,790
Cost of sales	948	1,775	2,513	3,298
Gross profit	185	208	808	492
Operating expenses:
Selling, general, and administrative	352	476	783	948
Loss on impairment	-	325	-	325
Total operating expenses	352	801	783	1,273
Segment (loss) income	$(167)	$(593)	$25	$(781)

Products:
Net sales	$5,566	$3,670	$8,297	$6,321
Cost of sales	3,577	2,640	5,509	4,692
Gross profit	1,989	1,030	2,788	1,629
Operating expenses:
Research and development	55	172	118	209
Selling, general, and administrative	1,223	1,025	2,018	1,609
Total operating expenses	1,278	1,197	2,136	1,818
Segment income (loss)	$711	$(167)	$652	$(189)

Reconciliation of segment income (loss) to net loss:
Segment income (loss):
Solutions	$(167)	$(593)	$25	$(781)
Products	711	(167)	652	(189)
Total segment income (loss)	544	(760)	677	(970)
Operating expenses:
Research and development	148	-	276	-
Selling, general, and administrative	958	970	2,036	1,996
Change in estimate of contingent liabilities	-	12	-	12
Total operating expenses	1,106	982	2,312	2,008
Other (expense) income	(61)	580	(3,039)	360
Loss from continuing operations before income taxes	(623)	(1,162)	(4,674)	(2,618)
Benefit (provision) for income taxes	1	-	2	-
Net loss from continuing operations	$(622)	$(1,162)	$(4,672)	$(2,618)

ENERGY FOCUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(Unaudited)

The following table provides additional business unit gross profitability detail for our products segment for the periods indicated (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Products segment net sales:
Commercial	$1,929	$1,647	$3,095	$3,288
Government	3,620	1,603	5,162	1,856
R&D services	17	420	40	1,177
Total products segment net sales	5,566	3,670	8,297	6,321

Products segment cost of sales:
Commercial	1,194	1,168	1,965	2,321
Government	2,387	1,060	3,525	1,301
R&D services	(4)	412	19	1,070
Total products segment cost of sales	3,577	2,640	5,509	4,692

Products segment gross profit:
Commercial	735	479	1,130	967
Government	1,233	543	1,637	555
R&D services	21	8	21	107
Total products segment gross profit	$1,989	$1,030	$2,788	$1,629

A geographic summary of net sales is as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013

United States	$5,590	$4,885	$9,873	$8,770
International	1,109	768	1,745	1,341
Net sales	$6,699	$5,653	$11,618	$10,111

A geographic summary of long-lived assets, which consists of fixed assets and intangible assets, is as follows (in thousands):

	June 30,	December 31,
	2014	2013

United States	$527	$582
International	31	9
Long-lived assets, net	$558	$591

NOTE 11.	INCOME TAXES

At June 30, 2014, we had recorded a full valuation allowance against our deferred tax assets in the United States, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward. The valuation allowance is based upon management’s estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable.

ENERGY FOCUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(Unaudited)

As of December 31, 2013, we had a net operating loss carry-forward of approximately $72.1 million for federal, state and local income tax purposes. However, due to changes in our capital structure, approximately $14.5 million of this amount is available after the application of Internal Revenue Code (“IRC”) Section 382 limitations. If not utilized, these carry-forwards will begin to expire in 2021 for federal tax purposes and have begun to expire for state and local tax purposes. For a full discussion of the estimated restrictions on our utilization of net operating loss carry-forwards, see Note 14, Income Taxes, of our 2013 Annual Report on Form 10-K.

NOTE 12.	COMMITMENTS AND CONTINGENCIES

In connection with the acquisition of EFLS in December 2009, we recorded a performance-related contingent obligation related to a 2.5% payout payable over 42 months commencing January 1, 2010 and based upon the fair value of projected annual billings of the acquired business, and a $500 thousand fee if the market price of our common stock was not equal to or greater than $20.00 per share for at least twenty trading days between June 30, 2010 and June 30, 2013 (due on June 30, 2013). We accrued for each of these contingent liabilities at their respective fair values at the time of the acquisition. For the three and six months ended June 30, 2013, we paid $82 thousand and $206 thousand, respectively, relating to the 2.5% payout.

On June 28, 2013, we entered into a Settlement Agreement with EFLS, TLC Investments, LLC, Jamie Hall and Robert E. Wilson, terminating the Membership Interest Purchase Agreement related to the acquisition of Stones River Companies, LLC, now known as EFLS. As part of the Settlement Agreement, our obligation to pay a $500 thousand special fee and a $500 thousand convertible promissory note were cancelled in their entirety. Therefore, at June 30, 2014 and December 31, 2013, nothing was remaining on the Company’s Condensed Consolidated Balance Sheets relating to these obligations.

NOTE 13.	RELATED PARTY TRANSACTIONS

On December 12, 2012, our Board of Directors appointed James Tu to serve as our non-executive Chairman. On April 30, 2013, Mr. Tu became the Executive Chairman assuming the duties of the Principal Executive Officer. On October 30, 2013 Mr. Tu was appointed Executive Chairman and Chief Executive Officer by the Board of Directors. Mr. Tu is also the Founder, Chief Executive Officer and Chief Investment Officer of 5 Elements Global Advisors, an investment advisory and management company managing the holdings of 5 Elements Global Fund LP, a beneficial owner of more than 5% of our common stock. 5 Elements Global Advisors focuses on investing in clean energy companies with breakthrough, commercialized technologies and near-term profitability potential. Mr. Tu is also Co-Founder and Managing Partner of Communal International Ltd. “(Communal”), a British Virgin Islands company dedicated to assisting clean energy solutions companies maximize their technology and product potential and gain access to global marketing, distribution licensing, manufacturing and financing resources. Communal has a 50% ownership interest in 5 Elements Efficiencies (BVI) Ltd., a beneficial owner of more than 5% of our common stock. Yeh-Mei Cheng controls 5 Elements Energy Efficiencies (BVI) Ltd. and owns the other 50%. She is the co-founder of Communal International Ltd. with Mr. Tu and the mother of Simon Cheng, a current member of our Board of Directors and an employee of the Company, and Jennifer Cheng, a member of our Board of Directors through July 15, 2014.

On February 27, 2012, we entered into an Asian Business Development/Collaboration Agreement with Communal. The agreement has a 60 month term. Additionally, during the term of the agreement, we will pay Communal a 5% commission on the net sales that occur within the Territory, as defined by the agreement. We have incurred no commissions due under this agreement through June 30, 2014.

Effective on January 1, 2013, the Asian Business Development/Collaboration Agreement with Communal was amended to reflect the extension of the terms of the agreement for an additional 12 months, and the addition of certain services and countries in the territory covered by the agreement. In connection with the amended and restated agreement, we paid an additional $425 thousand in 2013, $175 thousand of which was paid in the first half of 2013. Nothing was paid during the first half of 2014. We recorded expense of $113 thousand under this agreement during the first half of 2014 and 2013. As of December 31, 2013, we may terminate the agreement upon 30 days written notice.

NOTE 14.	SEPARATION ACCRUAL

During the second through fourth quarters of 2013, we incurred charges of $448 thousand for salary continuation and COBRA payments related to separation agreements with our former Chief Executive Officer, our former Chief Financial Officer, and our former Chief Technology Officer. At June 30, 2014 and December 31, 2013, we had a remaining accrual of $50 thousand and $247 thousand, respectively, for these charges included in the caption “Accrued liabilities” in the Condensed Consolidated Balance Sheets.

ENERGY FOCUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(Unaudited)

NOTE 15.	SUBSEQUENT EVENTS

On August 6, 2014, the Company announced the pricing of a public offering to sell 1.175 million shares of its common stock at a price of $4.50 per share. The underwriters were given an option to buy up to an additional 176,250 shares at $4.50 per share to cover over allotments. The offering closed on August 11, 2014. On August 8, 2014, the underwriters notified the Company that it was exercising its option to purchase an additional 176,250 shares of common stock from the Company. We estimate the net proceeds from the offering, after deducting the underwriting discount and estimated offering expenses payable by us, will be approximately $5.3 million including the underwriters exercise of the overallotment. As part of the underwriting agreement, the Company issued a warrant for 47,000 shares to the underwriter representing 4% of number of shares of common stock sold in the offering at an issue price of $5.40 per share representing 120% of the public offering price of the shares of common stock. In conjunction with the registered offering, the Company’s common stock began trading on The NASDAQ Capital Market (“NASDAQ”) under the symbol EFOI on August 7, 2014. For a complete description of the details of the registered offering, reference is made to the registration statement on Form S-1 filed with the SEC on May 21, 2014 and amended on July 22, 2014, July 25, 2014 and August 4, 2014 and the final prospectus contained therein filed on August 6, 2014.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements (“financial statements”) and related notes included in Item 1 of this Quarterly Report and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2013.

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
●

Solutions: providing turnkey, high-quality, energy-efficient lighting application alternatives, primarily to the existing public-sector building market. We have also begun pursuing opportunities in the commercial and industrial sectors.

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

Results of Operations

The following table sets forth the percentage of net sales represented by certain items reflected on our Condensed Consolidated Statements of Operations for the following periods:

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	67.5	78.1	69.0	79.0
Gross profit	32.5	21.9	31.0	21.0

Operating expenses:
Research and development	3.0	3.0	3.4	2.1
Selling, general, and administrative	37.8	43.7	41.6	45.0
Loss on impairment	-	5.7	-	3.2
Change in estimate of contingent liabilities	-	0.2	-	0.1
Total operating expenses	40.8	52.6	45.0	50.4
Loss from operations	(8.3)	(30.7)	(14.0)	(29.4)

Other income (expense):
Settlement of acquisition obligations	-	15.8	-	8.8
Other expense	(0.5)	(2.6)	(3.4)	(2.4)
Interest expense	(0.4)	(3.0)	(22.8)	(2.9)
Net loss from continuing operations	(9.2)	(20.5)	(40.2)	(25.9)

Discontinued operations:
Income (loss) from discontinued operations	-	8.6	(0.2)	5.1

Net loss	(9.2)%	(11.9)%	(40.4)%	(20.8)%

Our net sales breakdown by business segment is as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013

Solutions	$1,133	$1,983	$3,321	$3,790

Products:
Commercial	1,929	1,647	3,095	3,288
Government	3,620	1,603	5,162	1,856
R&D services	17	420	40	1,177
Total net sales - product segment	5,566	3,670	8,297	6,321

Total net sales	$6,699	$5,653	$11,618	$10,111

Net sales of $6.7 million for the second quarter of 2014 increased 18.5 percent as compared to the prior year’s second quarter. Solutions segment sales decreased 42.9 percent, while products segment sales increased 51.7 percent. The Solutions net sales decrease was a result of shifting our focus from turnkey LED ESCO solutions to the commercial LED market. Within the products segment, commercial products sales increased 17.1 percent, government products sales increased 125.8 percent due to increased sales to the U.S. Navy, and R&D services sales decreased 96.0 percent due to focusing our resources exclusively on projects and contract that support LED technology. Net sales of $11.6 million for the first half of 2014 increased 14.9 percent as compared to the first half of 2013. Solutions segment sales decreased 12.4 percent, while products segment sales increased 31.3 percent, preliminary due to increased sales to the U.S. Navy.

Gross Profit

Gross profit was $2.2 million, or 32.5 percent of net sales, for the three months ended June 30, 2014, an increase of $936 thousand, or 75.6 percent, compared to $1.2 million, or 21.9 percent of net sales, for the three months ended June 30, 2013. Solutions segment gross profit decreased $23 thousand; however, increased as a percentage of net sales to 16.3 percent compared to 10.5 percent of net sales for the prior year’s quarter. The increase as a percentage of net sales was due to improved business execution. Products segment gross profit increased $959 thousand, or 93.1 percent, for the three months ended June 30, 2014 to 35.7 percent of net sales from 28.1 percent in the prior year’s second quarter. The increase resulted from higher sales to the U.S. Navy and higher commercial products sales. Additionally, the gross margin percentage increased as a result of our continuous operational efficiency improvement efforts, as well as growing economies of scale from sales volume increases.

Gross profit was $3.6 million, or 31.0 percent of net sales, for the six months ended June 30, 2014 compared to $2.1 million, or 21.0 percent of net sales, for the prior year’s six month period. Solutions segment gross profit increased $316 thousand to 24.3 percent of net sales from 13.0 percent of net sales for the prior year. The increase is due to improved business execution. Products segment gross profit increased $1.2 million, or 71.1 percent, to 33.6 percent of net sales from 25.8 percent of net sales for the prior year’s six month period. The increase is due primarily to higher sales to the U.S. Navy, and an improved customer mix with lower sales for R&D services, which carry lower gross margins. Additionally, the gross margin percentage increased as a result of our continuous operational efficiency improvement efforts, as well as growing economies of scale from sales volume increases.

Operating Expenses

Research and Development

Gross research and development expenses were $329 thousand for the three months ended June 30, 2014, nearly a fifty percent decrease from $652 thousand for the three months ended June 30, 2013. For the first half of 2014, gross research and development expenses were $649 thousand, a $1.1 million decrease from the $1.8 million for the prior year’s comparable period. The decrease was due to scaling back our efforts and focusing our resources exclusively on projects and contracts that support LED technologies.

Research and development expenses include salaries, contractor and consulting fees, supplies and materials, as well as overhead costs such as depreciation and facilities costs. Research and development costs are expensed as they are incurred.

Total government reimbursements are the combination of revenues and credits from government contracts.

The gross and net research and development expense along with credits from government contracts is shown in the following table (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
Net Research & Development Expense	2014	2013	2014	2013

Total gross research and development expenses	$329	$652	$649	$1,759
Cost recovery through cost of sales	4	(411)	(19)	(1,168)
Cost recovery and other credits	(130)	(69)	(236)	(382)
Research and development, net	$203	$172	$394	$209

Selling, General and Administrative

Selling, general, and administrative expenses totaled $2.5 million, or 37.8 percent of net sales, for the three months ended June 30, 2014, compared to $2.5 million, or 43.7 percent of net sales, for the three months ended June 30, 2013. The increase was due to higher commissions due to higher sales and increased stock-based compensation expense. For the six months ended June 30, 2014, selling, general, and administrative expenses were $4.8 million, or 41.6 percent of net sales, compared to $4.6 million, or 45.0 percent of net sales, for the prior year’s comparable period. The increase was a result of higher commissions due to higher sales, increased stock-based compensation expense, and increased legal costs.

Loss on Impairment

In conjunction with a settlement agreement in June 2013 between the Company and the former owners of EFLS, the Company agreed to discontinue the use of the name “Stones River Companies, LLC” and various derivatives thereof including SRC. Therefore, at June 30, 2013, the remaining unamortized balance of Tradenames of $325 thousand was written off. See Note 9, Settlement of Acquisition Obligations.

Change in Estimate of Contingent Liabilities

As a provision of the settlement agreement between the Company and the former owners of EFLS in June 2013, the net receivable due to the Company of $78 thousand was forgiven. Additionally, the Company recognized a $66 thousand favorable adjustment related to the change in the estimate of a performance-related contingent obligation for a 2.5% payout based upon the fair value of projected annual billings of EFLS. The Company recognized a net expense of $12 thousand related to these items in June 2013. See Note 9, Settlement of Acquisition Obligations.

Other Income and Expense

Settlement of Acquisition Obligations

As a provision of the settlement agreement between us and the former owners of EFLS in June 2013, our obligation to pay a $500 thousand special fee and a $500 thousand convertible promissory note including interest of $92 thousand were cancelled in their entirety in exchange for a $200 thousand payment. We recognized a net gain of $892 thousand related to these items in June 2013. See Note 9, Settlement of Acquisition Obligations, for further information.

Other Expense

For the three months ended June 30, 2014 and 2013, other expense was $33 thousand and $145 thousand, respectively. For the six months ended June 30, 2014 and 2013, other expense was $393 thousand and $239 thousand, respectively. The increase was primarily a result of the write-off of loan origination costs incurred in connection with the convertible notes.

Interest Expense

For the three months ended June 30, 2014 and 2013, interest expense was $28 thousand and $167 thousand, respectively. The decrease was due to the conversion of the outstanding unsecured convertible notes at March 31, 2014. For the six months ended June 30, 2014, interest expense was $2.6 million, and includes the $2.3 million non-cash charge to write-off the remaining unamortized discount associated with the notes, as well as $154 thousand to accrue the additional interest payments through September 30, 2014. Interest expense includes the amortization of debt discounts, interest on our line of credit facility, amortization of loan origination costs, facility and other fees related to the line of credit agreement, and interest expense for outstanding borrowings.

Net Loss

The net loss from continuing operations for the three months ended June 30, 2014 decreased $540 thousand from the prior year’s period primarily due to increased sales improved gross profits. For the six months ended June 30, 2014, the net loss from continuing operations was $4.7 million compared to a net loss from continuing operations of $2.6 million for the prior year’s six month period. The current year’s period includes one-time charges related to the conversion of the unsecured convertible notes at March 31, 2014, primarily for the write-off the remaining unamortized discount associated these notes. Excluding those charges, the net loss for the six months ended June 30, 2014 would have decreased from the comparable period of 2013 by $680 thousand.

Liquidity and Capital Resources

Cash and Cash Equivalents

At June 30, 2014, our cash and cash equivalents were $1.6 million, compared to $2.9 million at December 31, 2013; a decrease of $1.3 million. The balance at June 30, 2014 included restricted cash of $174 thousand, compared to $94 thousand at December 31, 2013. The restricted cash balance relates to funds to be used exclusively for a research and development project with the National Shipbuilding Research Program. Additionally, our cash balance at June 30, 2014 included $300 thousand of the purchase price from the sale of our pool products business held in escrow to secure our obligations of the sale, as compared to a $500 thousand balance at December 31, 2013. Under the terms of our agreement, the first of five $100 thousand scheduled escrow releases was to commence on March 25, 2014 and continue on the 25th day of each of the next four subsequent months. As of June 30, 2014, $200 thousand of the cash held in escrow had been released to the Company and $300 thousand remained in escrow subject to the resolution of outstanding buyer claims.

On August 6, 2014, the Company announced the pricing of a public offering to sell 1.175 million shares of its common stock at a price of $4.50 per share. The underwriters were given an option to buy up to an additional 176,250 shares at $4.50 per share to cover over allotments. The offering closed on August 11, 2014. On August 8, 2014, the underwriters notified the Company that it was exercising its option to purchase an additional 176,250 shares of common stock from the Company. We estimate the net proceeds from the offering, after deducting the underwriting discount and estimated offering expenses payable by us, will be approximately $5.3 million including the underwriters exercise of the overallotment.

Cash Used in Operating Activities

Net cash used in operating activities was $2.9 million for the six months ended June 30, 2014, compared to net cash used of $3.5 million for the comparable period of 2013. Net cash used in operating activities primarily consisted of net losses adjusted for non-cash charges, as well as the effect of changes in working capital. The decrease in net cash used in operating activities for the six months ended June 30, 2014 was primarily a result of a lower net loss, after adjusting for non-cash charges.

Cash Provided by Investing Activities

Net cash provided by investing activities was $23 thousand for the six months ended June 30, 2014, compared to net cash used of $151 thousand for the comparable period of 2013. The increase was a result of receiving the proceeds on assets held for sale, as well as lower cash expended to acquire property and equipment.

Cash Provided by Financing Activities

Net cash provided by financing activities was $1.6 million for the six months ended June 30, 2014, compared to $4.8 million provided for the comparable period of 2013. The decrease was a result of receiving $4.8 million in net proceeds from the issuance of unsecured convertible debt in the first half of 2013.

Debt

Credit Facilities

On December 22, 2011, we entered into a $4.5 million revolving line of credit (“credit facility”) with Rosenthal & Rosenthal. The total loan amount available to us under the line of credit is equal to 85% of our net amount of eligible receivables, plus available inventory (the lesser of 50% of the lower of cost or market value of eligible inventory, or $250 thousand). The credit facility is secured by a lien on our domestic assets. The interest rate for borrowing on accounts receivable is 8.5%, on inventories 10.0% and on overdrafts 13.0%. Additionally, there is an annual 1% facility fee on the entire $4.5 million amount of the credit facility payable at the beginning of the year. The credit facility is a three year agreement, expiring on December 31, 2014, unless terminated sooner. There are liquidated damages of 1% if the credit facility is terminated prior to December 31, 2014. We intend to enter into a new arrangement beginning in 2015. We are required to comply with certain financial covenants, measured quarterly, including, as defined in the agreement: a tangible net worth amount and a working capital amount. We were in compliance with the financial covenants at June 30, 2014. Borrowings under the revolving line of credit were $649 thousand at June 30, 2014, and are recorded in our Condensed Consolidated Balance Sheets as a current liability under the caption “Credit line borrowings.” At December 31, 2013, there was a debit/negative balance on the line of credit of $218 thousand, which is included in the Condensed Consolidated Balance Sheets under the caption “Cash and cash equivalents.” At June 30, 2014, there was approximately $706 thousand available for us to borrow under this line of credit.

Additionally, our subsidiary in the United Kingdom has an invoice discounting arrangement whereby the amount available for borrowing is based at 80% of the eligible sales ledger of the subsidiary. The interest rate for borrowing under this arrangement is 3.02%. Borrowings under this arrangement were $175 thousand at June 30, 2014 and are recorded in our Condensed Consolidated Balance Sheets as a current liability under the caption “Credit line borrowings.” There was nothing outstanding under this arrangement at December 31, 2013.

Borrowings

Long-term debt, including current maturities, totaled $264 thousand at June 30, 2014, and $4,070 thousand at December 31, 2013. The decrease was primarily due to the conversion of our outstanding convertible notes effective March 31, 2014. See Note 8, Debt, for further discussion of these transactions.

Liquidity

The accompanying financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred substantial losses, and as of June 30, 2014, we had an accumulated deficit of $87.7 million. We have raised approximately $18 million between 2011 and August 11, 2014 through the issuance of common stock and debt, which has been funding our operating expenses and working capital. Additionally, we received $4.8 million in cash, net of related expenses, through the sale of our pool products business in 2013. Although management has addressed the issues that have historically burdened our financial performance, we may require additional financing for operating expenses, working capital and other corporate purposes to sustain our operations and support our anticipated growth. In order for us to attain profitability and growth, we will need to continue executing our marketing and sales plans to further penetrate the military and maritime markets, and the commercial and industrial markets to increase our sales; improve the operating efficiencies in our turnkey energy-efficient lighting solutions business; development of new technologies into sustainable product lines; further improve gross margins; and continue to improve our supply chain performance.

Management remains optimistic about obtaining the funding necessary to continue as a going concern; however, there can be no assurances that this objective will be successful. As such, we may continue to review and pursue selected external funding sources, if necessary, including, but not limited to, the following:

●	obtain funding from financial institutions in the form of a line of credit or term loan to replace the credit facility with Rosenthal & Rosenthal that will expire on December 31, 2014,
●	obtain financing from traditional or non-traditional investment capital organizations or individuals, and
●	potential sale or divestiture of one or more operating units,
●	obtain funding from the sale of our common stock or other equity or debt instruments or the exercise of warrants.
●

Obtaining financing through the above-mentioned mechanisms contains risks, including:

●

loans or other debt instruments may have terms and/or conditions, such as interest rate, restrictive covenants and control or revocation provisions, which are not acceptable to management or our Board of Directors,

●	the current environment in capital markets combined with our capital constraints may prevent us from being able to obtain adequate debt financing,
●	financing may not be available for parties interested in pursuing the acquisition of one or more of our operating units, and
●	additional equity financing may not be available to us in the current capital environment and could lead to further dilution of stockholder value for current stockholders.

If we were to fail to obtain the funds we need to sustain our operations and support our anticipated growth, loans or other external funding sources, we would need to delay or scale back our business plan, reduce our operating costs, or reduce our headcount, each of which would have a material adverse effect on our business, future prospects and financial condition.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue Recognition - Revenue from Contracts with Customers, which is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The standard is effective for interim and annual periods beginning after December 15, 2016, and either full retrospective adoption or modified retrospective adoption is permitted. The Company is in the process of evaluating the impact of the standard.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2014, we had British pounds sterling-denominated cash valued at $21 thousand held in the United Kingdom, based on the exchange rate at that date. The balances for cash held in the United Kingdom are subject to exchange rate risk. We have a policy of maintaining cash balances in local currency unless an amount of cash is occasionally transferred in order to repay inter-company debts.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Executive Chairman and Chief Executive Officer, as well as our Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

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

Reference is made to the Risk Factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 (the “Annual Report”). See below for additional or updated Risk Factors:

We have a history of operating losses and may incur losses in the future, and our auditors have issued a “Going Concern” opinion.

We have experienced net losses from continuing operations of $4.7 million for the six months ended June 30, 2014 and $6.9 million, $6.6 million and $6.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. As of June 30, 2014, we had cash and cash equivalents of $1.6 million and an accumulated deficit of $87.7 million. Although management has addressed many of the legacy issues that have historically burdened our financial performance, we still face challenges in order to reach profitability. In order for us to attain profitability and growth, we will need to successfully address these challenges, including improvement in gross margins, execution of our marketing and sales plans for our turnkey energy-efficient LED lighting solutions business, the development of new technologies into sustainable product lines, the continuation of cost containment throughout our organization, and continued improvements in our supply chain performance.

There is a risk that our business may not be as successful as we envision. Our independent registered public accounting firm has issued an opinion in connection with our 2013 Annual Report raising substantial doubt as to our ability to continue as a going concern. This opinion stems from our historically poor operating performance, and our historical inability to generate sufficient cash flow to meet obligations and sustain operations without obtaining additional external financing. We currently have a revolving credit facility that provides funding for our operations that will expire on December 31, 2014. We intend to enter into a new arrangement beginning in 2015. Although we are optimistic about obtaining the funding necessary for us to continue as a going concern, there can be no assurances that this objective will be successful or that we will obtain funding on acceptable terms or in a timely fashion or at all. As such, we will continue to review and pursue selected external funding sources, if necessary, to execute these objectives including, but not limited to, the following:

●	obtain funding from financial institutions in the form of a line of credit or term loan to replace the credit facility with Rosenthal & Rosenthal that will expire on December 31, 2014,

●	obtain financing from traditional or non-traditional investment capital organizations or individuals,

●	potential sale or divestiture of one or more operating units, and

●	obtain funding from the sale of our common stock or other equity or debt instruments or the exercise of outstanding warrants.

      Obtaining financing through the above-mentioned mechanisms contains risks, including:

●

loans or other debt instruments may have terms and/or conditions, such as interest rate, restrictive covenants and control or revocation provisions, which are not acceptable to management or our Board of Directors,

●	the current environment in capital markets combined with our capital constraints may prevent us from being able to obtain adequate debt financing,

●	financing may not be available for parties interested in pursuing the acquisition of one or more of our operating units, and

●	additional equity financing may not be available to us in the current capital environment and could lead to further dilution of stockholder value for current stockholders of record.

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

Although we are building our sales force to sell directly to end clients, we currently rely significantly on indirect sales channels to market and sell our products. Most of our products are sold through third-party independent distributors and sales representatives. In addition, these parties provide technical sales support to end-users. Our current agreements within these sales channels are generally non-exclusive, meaning they can sell products of our competitors. We anticipate that any such agreements we enter into in the future will be on similar terms. Furthermore, our agreements are generally short-term, and can be cancelled by these sales channels without significant financial consequence. We cannot control how these distributors or sales representatives perform and cannot be certain that we or end-users will be satisfied by their performance. If these distributors and sales representatives significantly change their terms with us, or change their historical pattern of ordering products from us, there could be a significant impact on our net sales and profits.

Our business may suffer if we fail to comply with government contracting laws and regulations.

We derive a portion of our revenues from direct and indirect sales to U.S., state, local, and foreign governments and their respective agencies. Such contracts are subject to various procurement laws and regulations, business prerequisites to qualify for such contracts, accounting procedures, intellectual property process, and contract provisions relating to their formation, administration and performance, which may provide for various rights and remedies in favor of the governments that are not typically applicable to or found in commercial contracts. Failure to comply with these laws, regulations or provisions in our government contracts could result in litigation, the imposition of various civil and criminal penalties, termination of contracts, forfeiture of profits, suspension of payments, or suspension from future government contracting. If our government contracts are terminated, if we are suspended from government work, or if our ability to compete for new contracts is adversely affected, our business could suffer due to, among other factors, lost sales, the costs of any government action or penalties, damages to our reputation and the inability to recover our investment in developing and marketing products for government use.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

We have significant U.S. net operating loss and tax credit carryforwards (the “Tax Attributes”). Under federal tax laws, we can carry forward and use our Tax Attributes to reduce our future U.S. taxable income and tax liabilities until such Tax Attributes expire in accordance with the Internal Revenue Code of 1986, as amended (the “IRC”). Section 382 and Section 383 of the IRC provide an annual limitation on our ability to utilize our Tax Attributes, as well as certain built-in-losses, against future U.S. taxable income in the event of a change in ownership, as defined under the IRC. Share issuances in connection with our past financing transactions or other future changes in our stock ownership, which may be beyond our control, could result in changes in ownership for purposes of the IRC. Such changes in ownership could further limit our ability to use our Tax Attributes. Accordingly, any such occurrences could adversely affect our financial condition, operating results and cash flows.

Failure to effectively estimate employer-sponsored health insurance premiums and incremental costs due to the Affordable Healthcare Act could materially and adversely affect our results of operations, financial position, and cash flows.

In March 2010, the United States federal government enacted comprehensive health care reform legislation, which, among other things, includes guaranteed coverage requirements, eliminates pre-existing condition exclusions and annual and lifetime maximum limits, restricts the extent to which policies can be rescinded, and imposes new taxes on health insurers, self-insured companies, and health care benefits. The legislation imposes implementation effective dates that began in 2010 and extend through 2020, with many of the changes requiring additional guidance from federal agencies and regulations. Possible adverse effects could include increased costs, exposure to expanded liability, and requirements for us to revise the ways in which healthcare and other benefits are provided to employees. We continue to monitor the potential impacts the health care reform legislation will have on our financial results.

We may be subject to legal claims against us or claims by us which could have a significant impact on our resulting financial performance.

At any given time, we may be subject to litigation related to our products, suppliers, customers, employees, stockholders, distributors, sales representatives, sales of our assets, among other things, the disposition of which may have an adverse effect upon our business, financial condition, or results of operation. The outcome of litigation is difficult to assess or quantify. Lawsuits can result in the payment of substantial damages by defendants. If we are required to pay substantial damages and expenses as a result of these or other types of lawsuits our business and results of operations would be adversely affected. Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend and may divert time and money away from our operations. Insurance may not be available at all or in sufficient amounts to cover any liabilities with respect to these or other matters. A judgment or other liability in excess of our insurance coverage for any claims could adversely affect our business and the results of our operations.

We rely heavily on information technology in our operations and any material failure, weakness, interruption or breach of security could prevent us from effectively operating our business, which could have a material adverse effect on our business, financial condition and results of operations.

We rely heavily on our information technology systems, including our enterprise resource planning (“ERP”) software, across our operations and corporate functions, including for management of our supply chain, payment of obligations, data warehousing to support analytics, finance and accounting systems and other various processes and procedures, some of which are handled by third parties.

Our ability to efficiently and effectively manage our business depends significantly on the reliability and capacity of these systems. Our business and results of operations may be adversely affected if we experience system usage problems. The failure of these systems to operate effectively, maintenance problems, system conversions, back-up failures, problems or lack of resources for upgrading or transitioning to new platforms or damage or interruption from circumstances beyond our control, including, without limitation, fire, natural disasters, power outages, systems failure, security breaches, cyber-attacks, viruses or human error could result in, among other things, transaction errors, processing inefficiencies, loss of data, inability to generate timely SEC reports, loss of sales and customers and reduce efficiency in our operations. Additionally, we and our customers could suffer financial and reputational harm if customer or Company proprietary information is compromised by such events. Remediation of such problems could result in significant unplanned capital investments and any damage or interruption could have a material adverse effect on our business, financial condition and results of operations.

The elimination of monetary liability against our directors under Delaware law and the existence of indemnification rights held by our directors, officers and employees may result in substantial expenditures by the Company and may discourage lawsuits against our directors, officers and employees.

Our Certificate of Incorporation eliminates the personal liability of our directors to our Company and our stockholders for damages for breach of fiduciary duty as a director or officer to the extent permissible under Delaware law. Further, our Bylaws provide that we are obligated to indemnify any of our directors or officers to the fullest extent authorized by Delaware law and, subject to certain conditions, advance the expenses incurred by any director or officer or director in defending any action, suit or proceeding prior to its final disposition. Those indemnification obligations could result in the Company incurring substantial expenditures to cover the cost of settlement or damage awards against our directors or officers, which we may be unable to recoup. These provisions and resultant costs may also discourage us from bringing a lawsuit against any of our current or former directors or officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers even though such actions, if successful, might otherwise benefit us or our stockholders.

As a “thinly-traded” stock, large sales can and have placed negative pressure on our common stock price.

Our common stock has generally been considered to be “thinly-traded,” and may remain so despite our listing on The NASDAQ Capital Market. Additionally, we have entered into in the past or may enter into in the future, financing or acquisition transactions resulting in a large number of newly issued shares that become immediately tradable or tradable simultaneously in the future. These factors coupled with a limited number of market makers impairs the liquidity of our stock, not only the number of shares that can be bought and sold, but also the through possible delays in the timing of transactions, and lower prices for our common stock than might otherwise prevail. This could make it difficult or impossible for an investor to sell shares of our common stock within a desired timeframe or to obtain a desired price.

In addition, from time to time, certain of our stockholders may be eligible to sell all, or a portion of, their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act of 1933, or under effective resale prospectuses. Any substantial sale of our common stock pursuant to Rule 144 or any resale prospectus may have an adverse effect on the market price of our securities.

The NASDAQ Capital Market may not continue to list our common stock for trading on its exchange if we do not comply with its continued listing requirements, which could adversely affect the price of our common stock and its liquidity.

We must comply with NASDAQ’s continued listing requirements related to, among other things, stockholders’ equity, market value, minimum bid price and corporate governance in order to remain listed on the NASDAQ Capital Market. Although we expect to meet the continued listing requirements, there can be no assurance we will continue to do so in the future. If we do not remain compliant with these continued listing requirements, we could be delisted. If we were delisted, it would be likely to have a negative impact on our stock price and liquidity. The delisting of our common stock could also deter broker-dealers from making a market in or otherwise generating interest in or recommending our common stock, and would adversely affect our ability to attract investors in our common stock. Furthermore, our ability to raise additional capital would be impaired. As a result of these factors, the value of the common stock could decline significantly.

If equity research analysts do not publish research or reports about our business, or if they issue unfavorable commentary or downgrade our common stock, the market price of our common stock will likely decline.

The trading market for our common stock relies in part on the research and reports that equity research analysts, over whom we have no control, publish about us and our business. We may never obtain research coverage by securities and industry analysts. If no securities or industry analysts commence coverage of our company, the market price for our common stock could decline. In the event we obtain securities or industry analyst coverage, the market price of our common stock could decline if one or more equity analysts downgrade our common stock or if those analysts issue unfavorable commentary, even if it is inaccurate, or cease publishing reports about us or our business.

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

ENERGY FOCUS, INC.

Date: August 13, 2014	By:	/s/ James Tu
James Tu
Executive Chairman and Chief Executive Officer

	By:	/s/ Frank Lamanna
Frank Lamanna
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Documents

3.1

Certificate of Amendment to the Certificate of Incorporation of Energy Focus, Inc. filed with the Secretary of the State of the State of Delaware on July 16, 2014 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on July 16, 2014).

4.1	Warrant among the Registrant and Roth Capital Partners LLC dated August 11, 2014 (filed with this Report).

10.1*	2014 Stock Incentive Plan (incorporated by reference to Appendix A of the Registrant's Definitive Proxy Statement on Form DEF 14A filed on June 26, 2014).

10.2*	Form of Nonqualified Stock option Grant Agreement to Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 16, 2014).

10.3*	Form of Nonqualified Stock option Grant Agreement to Employees (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on July 16, 2014).

10.4*	Form of Restricted Stock unit Grant Agreement to Employees (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on July 16, 2014).

10.5*	Form of Incentive Stock Option Grant Agreement to Employees (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on July 16, 2014).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2014 and 2013, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, (vi) the Notes to Condensed Consolidated Financial Statements.

* Management contract of compensatory plan or arrangement.

** Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.