Form 10-Q
period 2014-09-30
ENERGY FOCUS, INC/DE
filed 2014-11-13
CIK 924168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of November 11, 2014 was 9,417,844.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ENERGY FOCUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands except share and per share data)

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,737	$2,860
Trade accounts receivable less allowances of $51 and $84, respectively	3,843	3,348
Retainage receivable	201	577
Inventories, net	3,633	2,510
Costs and estimated earnings in excess of billings on uncompleted contracts	-	145
Prepaid and other current assets	1,340	1,207
Assets held for sale	-	130
Total current assets	15,754	10,777

Property and equipment, net	542	536
Intangible assets, net	14	55
Collateralized assets	1,000	1,000
Other assets	89	440
Total assets	$17,399	$12,808

LIABILITIES
Current liabilities:
Accounts payable	$4,988	$3,707
Accrued liabilities	892	1,218
Deferred revenue	113	71
Billings in excess of costs and estimated earnings on uncompleted contracts	46	764
Credit line borrowings	736	-
Current maturities of long-term debt	64	59
Total current liabilities	6,839	5,819

Other liabilities	4	54
Long-term debt	185	4,011
Total liabilities	7,028	9,884

STOCKHOLDERS' EQUITY
Preferred stock, par value $0.0001 per share:
Authorized: 2,000,000 shares in 2014 and 2013
Issued and outstanding: no shares in 2014 and 2013	-	-
Common stock, par value $0.0001 per share:Authorized: 15,000,000 shares in 2014 and 2013. Issued and outstanding: 9,416,050 at September 30, 2014 and 5,142,194 at December 31, 2013 (post-reverse split)	1	1
Additional paid-in capital	97,985	85,446
Accumulated other comprehensive income	465	462
Accumulated deficit	(88,080)	(82,985)
Total stockholders' equity	10,371	2,924
Total liabilities and stockholders' equity	$17,399	$12,808

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands except per share amounts)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013

Net sales	$7,890	$4,827	$19,508	$14,938
Cost of sales	5,332	3,897	13,354	11,887
Gross profit	2,558	930	6,154	3,051

Operating expenses:
Research and development	232	57	626	266
Selling, general, and administrative	2,648	2,472	7,485	7,025
Loss on impairment	-	-	-	325
Restructuring	-	79	-	79
Change in estimate of contingent liabilities	-	-	-	12
Total operating expenses	2,880	2,608	8,111	7,707
Loss from operations	(322)	(1,678)	(1,957)	(4,656)

Other income (expense):
Settlement of acquisition obligations	-	-	-	892
Other expense	(58)	(26)	(451)	(265)
Interest expense	(23)	(166)	(2,669)	(459)

Loss from continuing operations before income taxes	(403)	(1,870)	(5,077)	(4,488)
Benefit for income taxes	-	-	2	-
Net loss from continuing operations	$(403)	$(1,870)	$(5,075)	$(4,488)

Discontinued operations:

Income (loss) from discontinued operations before income taxes	-	221	(20)	736
Provision for income taxes	-	(2)	-	(6)
Income (loss) from discontinued operations	-	219	(20)	730

Net loss	$(403)	$(1,651)	$(5,095)	$(3,758)

Loss per share:
Basic
From continung operations	$(0.05)	$(0.38)	$(0.70)	$(0.96)
From discontinued operations	-	0.04	-	0.16
Total	$(0.05)	$(0.34)	$(0.70)	$(0.80)

Diluted
From continung operations	$(0.05)	$(0.38)	$(0.70)	$(0.96)
From discontinued operations	-	0.04	-	0.16
Total	$(0.05)	$(0.34)	$(0.70)	$(0.80)

Weighted average common shares outstanding:
Basic and diluted	8,781	4,916	7,276	4,671

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(amounts in thousands)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013

Net loss	$(403)	$(1,651)	$(5,095)	$(3,758)
Other comprehensive (expense) income:
Foreign currency translation adjustments	(4)	31	3	(8)
Comprehensive loss	$(407)	$(1,620)	$(5,092)	$(3,766)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	Nine months ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(5,095)	$(3,758)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on impairment	-	325
Depreciation	172	496
Stock-based compensation	410	149
Settlement of acquisition obligations	-	(892)
Provision for doubtful accounts receivable	(7)	(26)
Amortization of intangible assets	41	177
Amortization of discounts on long-term borrowings and acquisition related liabilities	2,816	168
Amortization of loan origination fees	112	106
Loss on disposal of fixed assets	5	6
Changes in assets and liabilities:
Accounts receivable, inventories, and other assets	(1,178)	319
Accounts payable and accrued liabilities	652	(1,579)
Deferred revenue	(677)	246
Total adjustments	2,346	(505)
Net cash used in operating activities	(2,749)	(4,263)

Cash flows from investing activities:
Acquisition of property and equipment	(183)	(168)
Proceeds from the sale of property and equipment	130	-
Net cash used in investing activities	(53)	(168)

Cash flows from financing activities:
Proceeds from issuances of common stock, net	5,952	15
Proceeds from exercise of stock options and employee stock purchase plan purchases	32	-
Proceeds from other borrowings, net of origination fees	-	5,224
Payments on other borrowings	(44)	(290)
Net proceeds (repayments) on credit line borrowings	736	(754)
Net cash provided by financing activities	6,676	4,195

Effect of exchange rate changes on cash	3	7

Net increase (decrease) in cash and cash equivalents	3,877	(229)
Cash and cash equivalents at beginning of period	2,860	1,181
Cash and cash equivalents at end of period	$6,737	$952

Classification of cash and cash equivalents:
Cash and cash equivalents	$6,307	$952
Restricted cash held	130	-
Cash held in escrow	300	-
Cash and cash equivalents at end of period	$6,737	$952

Supplemental information - non-cash financing activities
Conversion of subordinated convertible debt to equity, net of discount amortization	$3,858	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(Unaudited)

NOTE 1. NATURE OF OPERATIONS

Energy Focus, Inc. and its subsidiaries (the “Company”) engage in the design, development, manufacturing, marketing, and installation of energy-efficient lighting systems and solutions where we have historically served two segments:

●	Products: providing military, general commercial and industrial energy-efficient lighting offerings; and
●

Solutions: providing turnkey, high-quality, energy-efficient lighting application alternatives, primarily to the existing public-sector building market. During the third quarter of 2014, we began shifting our focus away from the turnkey solutions business to align our resources with developing and selling our LED products.

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reverse stock split

At our annual meeting of stockholders held on July 15, 2014, the stockholders approved an amendment to the Certificate of Incorporation, as described in our proxy statement dated June 26, 2014, to effect a reverse stock split of our outstanding common stock at a ratio ranging from 1-for-7 to 1-for-15, with such ratio determined by our Board of Directors in its discretion without further approval from the stockholders. The Board of Directors subsequently authorized proceeding with the reverse stock split at a ratio of 1-for-10. On July 16, 2014, we filed a Certificate of Amendment to our Certificate of Incorporation effecting the reverse stock split effective at 5pm ET on July 16, 2014. Immediately after the July 16, 2014 effective date, we had 8,024,813 shares of common stock issued and outstanding. All share and per share amounts have been retroactively restated to reflect the reverse split. Effective at the same time as the reverse split, the authorized number of shares of our common stock was proportionately decreased from 150,000,000 shares to 15,000,000 shares. The par value remained the same.

Basis of presentation

The condensed consolidated financial statements (“financial statements”) include the accounts of the Company and its subsidiaries, Energy Focus LED Solutions, LLC (“EFLS”) in Nashville, Tennessee, and Crescent Lighting Limited (“CLL”) located in the United Kingdom. All significant inter-company balances and transactions have been eliminated.

We have prepared the accompanying financial data for the three and nine months ended September 30, 2014 and 2013 pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States have been condensed or omitted pursuant to such rules and regulations. The accompanying financial data and information should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (“2013 Annual Report”).

In the opinion of management, the accompanying financial statements contain all normal and recurring adjustments necessary to present fairly our Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013, Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2014 and 2013, and Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013.

The preparation of financial statements in accordance with GAAP in the United States requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact us in the future, actual results may be different from the estimates. Estimates include, but are not limited to, the establishment of reserves for accounts receivable, sales returns, inventory obsolescence and warranty claims; the useful lives of property, equipment, and intangible assets; revenues recognized on a percentage-of-completion basis; and stock-based compensation. In addition, estimates and assumptions associated with the determination of the fair value of financial instruments and evaluation of long-lived assets for impairment requires considerable judgment. Actual results could differ from those estimates and such differences could be material.

ENERGY FOCUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(Unaudited)

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

Reclassifications

Certain prior year amounts have been reclassified within the financial statements, and related notes thereto, to be consistent with current year presentation. See our discussion of the reclassification of discontinued operations in Note 3, Discontinued Operations.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue Recognition - Revenue from Contracts with Customers, which is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The standard is effective for interim and annual periods beginning after December 15, 2016, and either full retrospective adoption or modified retrospective adoption is permitted. We are in the process of evaluating the impact of the standard.

Update to significant accounting policies

There have been no material changes to our significant accounting policies, as compared to the significant accounting policies described in our 2013 Annual Report.

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

A reconciliation of basic and diluted loss per share is provided as follows (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Basic and diluted loss per share:
Net loss	$(403)	$(1,651)	$(5,095)	$(3,758)

Basic and diluted loss per share:
Weighted average shares outstanding	8,781	4,916	7,276	4,671

Basic and diluted net loss per share	$(0.05)	$(0.34)	$(0.70)	$(0.80)

ENERGY FOCUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(Unaudited)

Options, warrants and convertible securities representing approximately 174,853 and 2,407,422 shares of common stock were excluded from the loss per share calculation for the three months ended September 30, 2014 and 2013, respectively, and 990,449 and 1,464,113 for the nine months ended September 30, 2014 and 2013, respectively, because their inclusion would have been anti-dilutive.

Stock-based compensation

On May 6, 2014, our Board of Directors approved the Energy Focus, Inc. 2014 Stock Incentive Plan (the “2014 Plan”). The 2014 Plan was approved by the stockholders at our annual meeting on July 15, 2014, after which no further awards could be issued under the Energy Focus, Inc. 2008 Incentive Stock Plan (the “2008 Plan”). The 2014 Plan allows for awards up to 600,000 shares of common stock and expires on July 15, 2024. The 2008 Plan is described in detail in our 2013 Annual Report. The following table summarizes our stock-based compensation (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013

Cost of sales	$4	$1	$10	$2
Research and development	3	11	5	26
Selling, general, and administrative	145	41	395	121
Total stock-based compensation	$152	$53	$410	$149

Total unearned compensation was $485 thousand related to stock-based compensation at September 30, 2014, compared to $236 thousand at September 30, 2013. These costs will be charged to expense and amortized on a straight-line basis in subsequent periods through the third quarter of 2016. The weighted average period over which the unearned compensation is expected to be recognized is approximately 2.1 years.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. Estimates utilized in the calculation include the expected life of the option, risk-free interest rate, and expected volatility, and are further comparatively detailed as follows:

	Nine months ended
	September 30,
	2014	2013

Fair value of options issued	$3.44	$1.72
Exercise price	$4.48	$2.47
Expected life of option (in years)	5.6	7.2
Risk-free interest rate	1.79%	1.32%
Expected volatility	97.93%	90.24%
Dividend yield	0%	0%

ENERGY FOCUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(Unaudited)

Option activity under our stock plans during the nine months ended September 30, 2014 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)

Outstanding as of December 31, 2013	286,188	$15.30
Granted	278,000	4.58
Exercised	(3,000)	2.30
Cancelled/forfeited	(94,632)	14.32
Outstanding as of September 30, 2014	466,556	$9.19	8.2

Vested and expected to vest as of September 30, 2014	429,781	$8.18	8.2

Exercisable as of September 30, 2014	244,648	$13.32	7.3

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013

Balance at the beginning of the period	$68	$150	$75	$159
Accruals for warranties issued	32	7	48	46
Settlements made during the period (in cash or in kind)	(24)	(17)	(47)	(65)
Balance at the end of the period	$76	$140	$76	$140

NOTE 3. DISCONTINUED OPERATIONS

In November 2013, we sold our pool products business for a cash purchase price of $5.2 million. Under the terms of the Purchase Agreement, we sold substantially all of the assets associated with the pool products business and the buyer assumed certain related liabilities. In connection with the sale, we and the buyer entered into a transition services agreement that continued until April 30, 2014, under which we provided services to transition the pool products business to the buyer. In addition, the Purchase Agreement contains representations, warranties and covenants of us and the buyer and prohibits us from competing with the buyer in the pool business for a period of five years following the closing. The Purchase Agreement also provided for an escrow of $500 thousand of the purchase price to secure customary indemnification obligations with respect to our representations, warranties, covenants and other obligations under the Purchase Agreement. Under the terms of the Purchase Agreement, the first of five $100 thousand scheduled escrow releases commenced on March 25, 2014, and was to continue on the 25th day of each of the next four subsequent months. At September 30, 2014, $200 thousand of the cash held in escrow had been released to us and $300 thousand remained in escrow subject to the resolution of outstanding buyer claims.

ENERGY FOCUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(Unaudited)

In conjunction with the sale, we have eliminated the expenses associated with this business from the Condensed Consolidated Statements of Operations and have reported the net loss from those activities as “discontinued operations” for the periods presented in this Quarterly Report. There were no revenues from discontinued operations for the three and nine months ended September 30, 2014. Revenues for the three and nine months ended September 30, 2013 were $1.2 million and $3.8 million, respectively. We recognized no expenses for the three months ended September 30, 2014, and approximately $20 thousand for the nine months ended September 30, 2014. For the three and nine months ended September 30, 2013, we recognized expenses, including cost of sales, of approximately $940 thousand and $3 million, respectively.

The sale of our pool products business is described in detail in our 2013 Annual Report.

NOTE 4. INVENTORIES

Inventories are stated at the lower of standard cost (which approximates actual cost determined using the first-in, first-out cost method) or market and consists of the following, net of reserves (in thousands):

	September 30,	December 31,
	2014	2013

Raw materials	$1,999	$1,611
Finished goods	1,634	899
Inventories, net	$3,633	$2,510

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets and consist of the following (in thousands):

	September 30,	December 31,
	2014	2013

Equipment (useful life 3 - 15 years)	$1,957	$2,080
Tooling (useful life 2 - 5 years)	845	769
Furniture and fixtures (useful life 5 years)	89	115
Computer software (useful life 3 years)	542	521
Leasehold improvements (the shorter of useful life or lease life)	575	589
Construction in progress	33	9
Property and equipment at cost	4,041	4,083
Less: accumulated depreciation	(3,499)	(3,547)
Property and equipment, net	$542	$536

ENERGY FOCUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(Unaudited)

NOTE 6. INTANGIBLE ASSETS

The following table summarizes information related to net carrying value of intangible assets (in thousands):

	Amortization	September 30,	December 31,
	Life (in years)	2014	2013

Customer relationships	5	$14	$55

Amortization expense for intangible assets subject to amortization was $13 thousand and $51 thousand for the three months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014 and 2013, amortization expense was $41 thousand and $177 thousand, respectively. Customer relationships are amortized over their expected useful lives on an accelerated method that approximates the cash flows associated with those relationships. Based on the carrying value of amortized customer relationships, we estimate they will be fully amortized in 2014.

NOTE 7. CONTRACTS IN PROGRESS

Costs and estimated earnings on contracts in progress as of the periods indicated are summarized in the following table (in thousands):

	September 30,	December 31,
	2014	2013

Costs incurred on uncompleted contracts	$7,586	$7,347
Estimated earnings	1,726	1,603
Total revenues	9,312	8,950
Less: billings to date	9,358	9,569
Total	$(46)	$(619)

Balance sheet classification:
Costs and estimated earnings in excess of billings on uncompleted contracts	$-	$145
Billings in excess of costs and estimated earnings on uncompleted contracts	(46)	(764)
Total	$(46)	$(619)

NOTE 8. DEBT

Credit facilities

On December 22, 2011, we entered into a $4.5 million revolving line of credit (“credit facility”) with Rosenthal & Rosenthal. The total loan amount available to us under the line of credit is equal to 85 percent of our net, eligible receivables, plus available inventory (50 percent of the lower of cost or market value of eligible inventory, or $250 thousand, whichever is less). The credit facility is secured by a lien on our domestic assets. The interest rate for borrowing on accounts receivable is 8.5 percent, on inventories 10 percent, and on overdrafts 13 percent. Additionally, there is an annual 1 percent facility fee on the entire $4.5 million amount of the credit facility payable at the beginning of the year. The credit facility is a three year agreement, expiring on December 31, 2014, unless terminated sooner. There are liquidated damages of 1 percent if the credit facility is terminated prior to December 31, 2014. We are required to comply with certain financial covenants, measured quarterly, including, as defined in the agreement: a tangible net worth amount and a working capital amount. We were in compliance with the financial covenants as of September 30, 2014. Borrowings under the revolving line of credit were $599 thousand at September 30, 2014, and are recorded in the Condensed Consolidated Balance Sheets as a current liability under the caption “Credit line borrowings.” At December 31, 2013, there was a debit/negative balance on the line of credit of $218 thousand, which is included in the Condensed Consolidated Balance Sheets under the caption “Cash and cash equivalents.” At September 30, 2014, there was approximately $1.2 million available for us to borrow under this line of credit.

ENERGY FOCUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(Unaudited)

Additionally, our subsidiary in the United Kingdom has an invoice discounting arrangement whereby the amount available for borrowing is based at 80 percent of their eligible sales ledger. The interest rate for borrowing under this arrangement is 3.02 percent. Borrowings under this arrangement were $137 thousand at September 30, 2014, and are recorded in the Condensed Consolidated Balance Sheets as a current liability under the caption “Credit line borrowings.” There was nothing outstanding under this arrangement at December 31, 2013.

Borrowings

The components of our debt at September 30, 2014 and December 31, 2013 were as follows (in thousands):

	September 30,	December 31,
	2014	2013

Unsecured convertible cotes	$-	$6,145
Cognovit note - Keystone Ruby, LLC	179	223
Unsecured promissory note - Quercus Trust	70	70
Discounts on long-term debt	-	(2,368)
Subtotal	249	4,070

Less: Current maturies of long-term debt	(64)	(59)

Long-term debt	$185	$4,011

Effective March 31, 2014, the holders of the unsecured convertible notes converted the outstanding principal amount of $6.15 million into 2,671,739 shares of our common stock. As consideration for entering into agreements to convert their notes, the note holders received additional interest payments at the stated rate of the notes of 5 percent through September 30, 2014. At September 30, 2014, all of the additional interest had been paid. In relation to the conversion of the outstanding notes, we incurred a one-time charge of $2.7 million, including a non-cash charge of $2.3 million to write-off the remaining unamortized discount associated with the notes, $154 thousand for the additional six months interest described above, and $293 thousand to write-off the remaining loan origination costs incurred in connection with the convertible notes. For a full description of our debt financing, see Note 9, Debt, in our 2013 Annual Report.

Future maturities of remaining borrowings are as follows (in thousands):

Long-Term
Year ending December 31,	Debt

2014 October through December	$15
2015	66
2016	72
2017	26
2018	-
2019 and thereafter	70
Total commitment	249

Less: Current maturies of long-term debt	(64)

Long-term debt	$185

ENERGY FOCUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(Unaudited)

NOTE 9. RESTRUCTURING

During the third quarter of 2013, we relocated our manufacturing operations from a contract manufacturing facility located in Mexico to our facilities located in Pleasanton, California and Solon, Ohio. The Condensed Consolidated Statements of Operations include $79 thousand in “Restructuring” for severance paid to Mexican contract employees as required by the production share agreement, as amended, between us and the contract manufacturer. As a result of the sale of our pool products business in November 2013, we relocated our manufacturing operations that were in Pleasanton, California to Solon, Ohio. This activity was completed by March 2014, and the cost was negligible.

NOTE 10. SETTLEMENT OF ACQUISITION OBLIGATIONS

On June 28, 2013, we entered into a Settlement Agreement with EFLS, TLC Investments, LLC, Jamie Hall and Robert E. Wilson, terminating the Membership Interest Purchase Agreement and related agreements that the parties had entered into at the end of December 2009 in connection with our acquisition of Stones River Companies, LLC, now referred to as “EFLS.” As part of the Settlement Agreement, our obligations to pay a $500 thousand special fee and a $500 thousand convertible promissory note including interest of $92 thousand were cancelled in their entirety in exchange for a $200 thousand payment and the forgiveness of a net receivable due to us of $78 thousand. Additionally, we recognized a $66 thousand favorable adjustment related to the change in the estimate of a performance-related contingent obligation for a 2.5 percent payout based upon the fair value of projected annual billings of EFLS. See Note 13, Commitments and Contingencies, for further information.

The classification of these items in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2013 is shown below (in thousands):

Change in estimate of contingent liabilities:
Forgiveness of net receivable due to us	$78
Adjustment to performance-related contingent obligation	(66)
Net line item expense	$12

Settlement of acquisition obligations:
Forgiveness of special fee	$500
Forgiveness of convertible promissory note, including interest	592
Payment by us	(200)
Net line item income	$892

As a provision of the Settlement Agreement, we agreed to discontinue using the name Stones River Companies and any variant thereof by July 1, 2014. As a result of this provision, we wrote off the remaining $325 thousand balance of the intangible asset for the tradename during the second quarter of 2013. See Note 6, Intangible Assets, in our 2013 Annual Report for more information.

NOTE 11. SEGMENTS AND GEOGRAPHIC INFORMATION

We had two reportable segments for the nine months ended September 30, 2014 and September 30, 2013: products and solutions. The products segment includes the marketing and sale of commercial, industrial, government, military and maritime lighting products, and research and development services. Our products are sold primarily in the United States and Europe through a combination of direct sales employees, independent sales representatives and distributors. Our solutions segment provides turnkey, high-quality, energy-efficient lighting application alternatives, which are designed to enhance total value by positively impacting customer profitability, the environment, and the communities served. During the third quarter of 2014, we began shifting our focus away from the turnkey solutions business to align our resources with developing and selling our LED products.

ENERGY FOCUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(Unaudited)

The following summarizes our reportable segment data for periods indicated (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Solutions:
Net sales	$224	$2,104	$3,545	$5,894
Cost of sales	309	1,888	2,822	5,186
Gross (loss) profit	(85)	216	723	708
Operating expenses:
Selling, general, and administrative	295	512	1,078	1,460
Loss on impairment	-	-	-	325
Total operating expenses	295	512	1,078	1,785
Segment loss	$(380)	$(296)	$(355)	$(1,077)

Products:
Net sales	$7,666	$2,723	$15,963	$9,044
Cost of sales	5,023	2,009	10,532	6,701
Gross profit	2,643	714	5,431	2,343
Operating expenses:
Research and development	63	57	181	266
Selling, general, and administrative	1,182	464	3,200	2,073
Restructuring	-	79	-	79
Total operating expenses	1,245	600	3,381	2,418
Segment income (loss)	$1,398	$114	$2,050	$(75)

Reconciliation of segment income (loss) to net loss:
Segment income (loss):
Solutions	$(380)	$(296)	$(355)	$(1,077)
Products	1,398	114	2,050	(75)
Total segment income (loss)	1,018	(182)	1,695	(1,152)
Operating expenses:
Research and development	169	-	445	-
Selling, general, and administrative	1,171	1,496	3,207	3,492
Change in estimate of contingent liabilities	-	-	-	12
Total operating expenses	1,340	1,496	3,652	3,504
Other (expense) income	(81)	(192)	(3,120)	168
Loss from continuing operations before income taxes	(403)	(1,870)	(5,077)	(4,488)
Benefit for income taxes	-	-	2	-
Net loss from continuing operations	$(403)	$(1,870)	$(5,075)	$(4,488)

ENERGY FOCUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(Unaudited)

The following table provides additional business unit gross profitability detail for our products segment for the periods indicated (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Products segment net sales:
Commercial	$1,648	$1,451	$4,743	$4,739
Government	6,002	707	11,164	2,563
R&D services	16	565	56	1,742
Total products segment net sales	7,666	2,723	15,963	9,044

Products segment cost of sales:
Commercial	1,062	991	3,027	3,312
Government	3,945	445	7,470	1,746
R&D services	16	573	35	1,643
Total products segment cost of sales	5,023	2,009	10,532	6,701

Products segment gross profit:
Commercial	586	460	1,716	1,427
Government	2,057	262	3,694	817
R&D services	-	(8)	21	99
Total products segment gross profit	$2,643	$714	$5,431	$2,343

A geographic summary of net sales is as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013

United States	$7,517	$4,213	$17,390	$12,983
International	373	614	2,118	1,955
Net sales	$7,890	$4,827	$19,508	$14,938

A geographic summary of long-lived assets, which consists of fixed assets and intangible assets, is as follows (in thousands):

	September 30,	December 31,
	2014	2013

United States	$529	$582
International	27	9
Long-lived assets, net	$556	$591

NOTE 12. INCOME TAXES

At September 30, 2014, we had a full valuation allowance recorded against our deferred tax assets in the United States, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward. The valuation allowance is based upon management’s estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable.

ENERGY FOCUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(Unaudited)

As of December 31, 2013, we had a net operating loss carry-forward of approximately $73.8 million for federal, state and local income tax purposes. However, due to changes in our capital structure, approximately $13.1 million of this amount was available after the application of Internal Revenue Code (“IRC”) Section 382 limitations. If not utilized, these carry-forwards will begin to expire in 2021 for federal tax purposes and have begun to expire for state and local tax purposes. For a full discussion of the estimated restrictions on our utilization of net operating loss carry-forwards, see Note 14, Income Taxes, in our 2013 Annual Report.

NOTE 13. COMMITMENTS AND CONTINGENCIES

In connection with the acquisition of EFLS in December 2009, we recorded a performance-related contingent obligation related to a 2.5 percent payout payable over 42 months commencing January 1, 2010 and based upon the fair value of projected annual billings of the acquired business, and a $500 thousand fee if the market price of our common stock was not equal to or greater than $20.00 per share for at least twenty trading days between June 30, 2010 and June 30, 2013 (due on June 30, 2013). We accrued for each of these contingent liabilities at their respective fair values at the time of the acquisition. For the three and nine months ended September 30, 2013, we paid $0 and $206 thousand, respectively, relating to the 2.5 percent payout.

On June 28, 2013, we entered into a Settlement Agreement with EFLS, TLC Investments, LLC, Jamie Hall and Robert E. Wilson, terminating the Membership Interest Purchase Agreement related to the acquisition of Stones River Companies, LLC, now known as EFLS. As part of the Settlement Agreement, our obligations to pay a $500 thousand special fee and a $500 thousand convertible promissory note were cancelled in their entirety. Therefore, at September 30, 2014 and December 31, 2013, nothing was remaining on our Condensed Consolidated Balance Sheets relating to these obligations.

NOTE 14. RELATED PARTY TRANSACTIONS

On December 12, 2012, our Board of Directors appointed James Tu to serve as our non-executive Chairman. On April 30, 2013, Mr. Tu became the Executive Chairman assuming the duties of the Principal Executive Officer. On October 30, 2013 Mr. Tu was appointed Executive Chairman and Chief Executive Officer by the Board of Directors. Mr. Tu is also the Founder, Chief Executive Officer and Chief Investment Officer of 5 Elements Global Advisors, an investment advisory and management company managing the holdings of 5 Elements Global Fund LP, which was a beneficial owner of more than 5 percent of our common stock prior to the August 2014 registered offering. 5 Elements Global Advisors focuses on investing in clean energy companies with breakthrough, commercialized technologies and near-term profitability potential. Mr. Tu is also Co-Founder and Managing Partner of Communal International Ltd. (“Communal”), a British Virgin Islands company dedicated to assisting clean energy, solutions-based companies, maximizing technology and product potential and gaining them access to global marketing, distribution licensing, manufacturing and financing resources. Communal has a 50 percent ownership interest in 5 Elements Energy Efficiencies (BVI) Ltd., a beneficial owner of more than 5 percent of our common stock. Yeh-Mei Cheng controls 5 Elements Energy Efficiencies (BVI) Ltd. and owns the other 50 percent. She is Co-Founder of Communal International Ltd. with Mr. Tu and the mother of Simon Cheng, a current member of our Board of Directors and an employee of the Company, and Jennifer Cheng, a member of our Board of Directors from July 25, 2012 to July 15, 2014.

On February 27, 2012, we entered into an Asian Business Development/Collaboration Agreement with Communal. The Agreement has a 60 month term. Additionally, during the term of the Agreement, we will pay Communal a 5 percent commission on the net sales that occur within the Territory, as defined by the Agreement. We have incurred no commissions due under this Agreement through September 30, 2014.

Effective January 1, 2013, the Asian Business Development/Collaboration Agreement with Communal was amended to reflect the extension of the terms of the Agreement for an additional twelve months, and the addition of certain services and countries in the territory covered by the Agreement. In connection with the amended and restated Agreement, we paid an additional $425 thousand in 2013, $262 thousand of which was paid during the first nine months of 2013. Nothing was paid during the first nine months of 2014. We recorded expense of $169 thousand under this Agreement during the first nine months of 2014 and 2013. At September 30, 2014, we had $226 thousand and $56 thousand included in the captions “Prepaid and other current assets” and “Other assets,” respectively, in the Condensed Consolidated Balance Sheets.

ENERGY FOCUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(Unaudited)

NOTE 15. SEPARATION ACCRUAL

During the second, third, and fourth quarters of 2013, we incurred charges totaling $448 thousand for salary continuations and COBRA payments related to separation agreements with our former Chief Executive Officer, our former Chief Financial Officer, and our former Chief Technology Officer. At September 30, 2014, we did not have a remaining accrual for these charges. At December 31, 2013, we had a remaining accrual of $247 thousand included in the caption “Accrued liabilities” in the Condensed Consolidated Balance Sheets.

NOTE 16. STOCKHOLDERS’ EQUITY

On August 6, 2014, we announced the pricing of a public offering to sell 1.175 million shares of our common stock at a price of $4.50 per share. The underwriters for the offering were given an option to purchase up to an additional 176,250 shares at $4.50 per share to cover over allotments. On August 8, 2014, they exercised their option to purchase the 176,250 additional shares. The offering closed on August 11, 2014. The net proceeds we received from the offering, after deducting the underwriting discount and offering expenses paid by us, were $5.15 million, including the underwriter’s exercise of the overallotment.

As part of the underwriting agreement, we issued a warrant for 47,000 shares to the underwriter representing 4 percent of the number of shares of common stock sold in the offering at an issue price of $5.40 per share representing 120 percent of the public offering price of the shares of common stock. In conjunction with the registered offering, our common stock began trading on The NASDAQ Capital Market (“NASDAQ”) under the symbol EFOI on August 7, 2014. For a complete description of the details of the registered offering, reference is made to the registration statement on Form S-1 filed with the SEC on May 21, 2014 and amended on July 22, 2014, July 25, 2014 and August 4, 2014 and the final prospectus contained therein filed on August 6, 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements (“financial statements”) and related notes included in Item 1 of this Quarterly Report and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 Annual Report.

All references to “Energy Focus,” “we,” “us,” “our,” or “the Company” means Energy Focus, Inc. and its subsidiaries, except where it is made clear that the term means only the parent company.

Statements and information included in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements. When used in this report, the words “believes,” “expects,” “anticipates,” “intends,” “assumes,” “estimates,” “evaluates,” “opinions,” “forecasts,” “may,” “could,” “future,” “forward,” “plans,” “potential,” “probable,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include statements regarding our expectations, intentions, beliefs, and strategies regarding the future, including but not limited to: growth in the markets into which we sell; conditions of the lighting industry and the economy in general; statements as to our competitive position; future operating results; net sales growth; expected operating expenses; the timing of the shipment of orders included in our backlog; gross product margin improvement; sources of net sales; anticipated revenue from government contracts; product development and enhancements; liquidity, ability to generate cash and cash reserves; our reliance upon a limited number of customers; our accounting policies; the effect of recent accounting announcements; the development and marketing of new products; the benefits and performance of our lighting products; relationships with customers and distributors; relationships with, dependence upon, and the ability to obtain components from suppliers; as well as our remarks concerning our ability to compete in certain markets and the evolution and future size of those markets; seasonal fluctuations; plans for and expected benefits of outsourcing and offshore manufacturing; trends in the price and performance of light-emitting diode (“LED”) lighting products; the benefits and performance of our lighting products; the adequacy of our current physical facilities; our strategy with regard to protecting our proprietary technology; and our ability to retain qualified employees.

These forward-looking statements involve risks and uncertainties. We may make other forward-looking statements from time to time, including in press releases and public conference calls and webcasts. All forward-looking statements made by us are based on information available to us at the time the statements are made, and we assume no obligation to update any forward-looking statements. It is important to note that the forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those included in such forward-looking statements.

Energy Focus® and Intellitube® are our registered trademarks. We may also refer to trademarks of other corporations and organizations in this document.

Overview

Energy Focus, Inc. and its subsidiaries engage in the design, development, manufacturing, marketing, and installation of energy-efficient lighting systems and solutions where we have historically served two segments:

●	Products: providing military, general commercial and industrial energy-efficient lighting offerings; and
●

Solutions: providing turnkey, high-quality, energy-efficient lighting application alternatives, primarily to the existing public-sector building market. During the third quarter of 2014, we began shifting our focus away from the turnkey solutions business to align our resources with developing and selling our LED products.

In 2013 we sold and discontinued our pool products business, and are focusing our resources solely on our LED lighting retrofit business. Additionally, research and development remains a key focus for us. Our research and development team is dedicated to developing and designing leading-edge technology LED lighting products, and we have curtailed our efforts on bidding on research contracts and grants.

Results of operations

The following table sets forth the percentage of net sales represented by certain items reflected on our Condensed Consolidated Statements of Operations for the following periods:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	67.6	80.7	68.5	79.6
Gross profit	32.4	19.3	31.5	20.4

Operating expenses:
Research and development	2.9	1.2	3.2	1.8
Selling, general, and administrative	33.6	51.2	38.4	47.0
Loss on impairment	-	-	-	2.2
Restructuring	-	1.6	-	0.5
Change in estimate of contingent liabilities	-	-	-	0.1
Total operating expenses	36.5	54.0	41.6	51.6
Loss from operations	(4.1)	(34.7)	(10.1)	(31.2)

Other income (expense):
Settlement of acquisition obligations	-	-	-	6.0
Other expense	(0.7)	(0.5)	(2.3)	(1.8)
Interest expense	(0.3)	(3.4)	(13.7)	(3.1)
Net loss from continuing operations	(5.1)	(38.6)	(26.1)	(30.1)

Discontinued operations:
Income (loss) from discontinued operations	-	4.6	(0.1)	4.9

Net loss	(5.1)%	(34.0)%	(26.2)%	(25.2)%

Our net sales breakdown by business segment is as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013

Solutions	$224	$2,104	$3,545	$5,894

Products:
Commercial	1,648	1,451	4,743	4,739
Government	6,002	707	11,164	2,563
R&D services	16	565	56	1,742
Total products segment net sales	7,666	2,723	15,963	9,044

Total net sales	$7,890	$4,827	$19,508	$14,938

Net sales of $7.9 million for the third quarter of 2014 increased 63.5 percent compared to the prior year’s third quarter. Solutions segment net sales decreased 89.4 percent, while products segment net sales increased 181.5 percent. The decrease in solutions sales was a result of shifting our focus away from the turnkey solutions business to align our resources with developing and selling our LED products. Within the products segment, commercial sales increased 13.6 percent as we continue to build our pipeline and penetrate our targeted vertical markets of national retailers, property management companies, hospitals, universities and parking garages. Government sales increased 748.9 percent as a result of high-volume sales for the U.S. Navy. R&D services sales decreased 97.2 percent as we are focusing our resources exclusively on projects and contracts that support LED technologies.

Net sales of $19.5 million for the first nine months of 2014 increased 30.6 percent as compared to the first nine months of 2013. Solutions segment sales decreased 39.9 percent due to our strategic shift to focus on LED lighting product sales to the government and commercial sectors. Products segment sales increased 76.5 percent as a result of our high-volume sales for the U.S. Navy.

Gross profit

Gross profit was $2.6 million, or 32.4 percent of net sales, for the three months ended September 30, 2014, an increase of $1.6 million, or 13.1 points as a percentage of net sales, compared to $930 thousand, or 19.3 percent of net sales, for the three months ended September 30, 2013. Solutions segment gross loss was $85 thousand for the third quarter of 2014, a decrease of $301 thousand compared to gross profit of $216 thousand, or 10.3 percent of net sales for the prior year’s third quarter. The gross loss and decrease was a result of two jobs where estimated costs were adjusted upward in the quarter as the costs to complete the projects were higher than previously estimated. Products segment gross profit increased $1.9 million for the three months ended September 30, 2014, to 34.5 percent of net sales, up 8.3 points as a percentage of net sales from 26.2 percent in the prior year’s third quarter. The increase was a result of higher sales for the U.S. Navy and higher commercial products sales, and an improved customer mix with lower sales for R&D services that carry lower gross margins. Additionally, gross margins on our products improved as a result of continuous development of efficiencies, improvements in our supply chain, and our growing economies of scale from sales volume increases.

Gross profit was $6.2 million, or 31.5 percent of net sales, for the nine months ended September 30, 2014, compared to $3.1 million, or 20.4 percent of net sales for the nine months ended September 30, 2013. Solutions segment gross profit increased $15 thousand to 20.4 percent of net sales, compared to 12.0 percent of net sales for the prior year’s comparable period. The increase was a result of improved business execution. Products segment gross profit increased $3.1 million to 34.0 percent of net sales, compared to 25.9 percent of net sales for the prior year’s comparable period. The increase was a result of high-volume orders shipped for the U.S. Navy, and an improved customer mix with lower sales for R&D services, which carry lower gross margins. Additionally, the gross margin percentage increased as a result of our continuous operational efficiency improvement efforts, as well as growing economies of scale from sales volume increases.

Operating expenses

Research and development

Gross research and development expenses were $472 thousand for the three months ended September 30, 2014, a $433 thousand decrease compared to $905 thousand for the three months ended September 30, 2013. For the nine months ended September 30, 2014, gross research and development expenses were $1.1 million, a $1.5 million decrease compared to $2.7 million for the nine months ended September 30, 2013. The decrease was a result of focusing our resources exclusively on projects and contracts that support LED technologies.

Research and development expenses include salaries, contractor and consulting fees, supplies and materials, as well as overhead costs such as depreciation and the cost of facilities. Research and development costs are expensed as they are incurred.

Total government reimbursements are the combination of revenues and credits from government contracts.

The gross and net research and development expense along with credits from government contracts is shown in the following table (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
Net research and development expense	2014	2013	2014	2013

Total gross research and development expenses	$472	$905	$1,121	$2,664
Cost recovery through cost of sales	(16)	(574)	(35)	(1,742)
Cost recovery and other credits	(224)	(274)	(460)	(656)
Research and development, net	$232	$57	$626	$266

Selling, general and administrative

Selling, general, and administrative expenses were $2.6 million, or 33.6 percent of net sales, for the third quarter of 2014, compared to $2.5 million, or 51.2 percent of net sales, for the third quarter of 2013. The increase in dollars was a result of increased commission expenses due to increased sales, as well as increased stock-based compensation expense. For the nine months ended September 30, 2014, selling, general, and administrative expenses were $7.5 million, or 38.4 percent of net sales, compared to $7.0 million, or 47 percent of net sales, for the nine months ended September 30, 2013. The dollar increase was a result of higher commissions due to higher sales and increased stock-based compensation expense.

Loss on impairment

In conjunction with the settlement agreement in June 2013 between us and the former owners of EFLS, we agreed to discontinue the use of the name “Stones River Companies, LLC” and various derivatives thereof including SRC. Therefore, in June 2013, the remaining unamortized balance of tradenames of $325 thousand was written off. See Note 10, Settlement of Acquisition Obligations for further information.

Restructuring

During the third quarter of 2013, we relocated our manufacturing operations from a contract manufacturing facility located in Mexico to our facilities located in Pleasanton, California and Solon, Ohio. The Condensed Consolidated Statements of Operations include $79 thousand in “Restructuring” for severance paid to Mexican contract employees as required by the production share agreement, as amended, between us and the contract manufacturer. See Note 9, Restructuring, for further information on these charges.

Change in estimate of contingent liabilities

As a provision of the settlement agreement between us and the former owners of EFLS, a net receivable due to us of $78 thousand was forgiven in June 2013. Additionally, we recognized a $66 thousand favorable adjustment related to the change in the estimate of a performance-related contingent obligation for a 2.5 percent payout based upon the fair value of projected annual billings of EFLS. We recognized a net expense of $12 thousand related to these items in June 2013. See Note 10, Settlement of Acquisition Obligations, for further information.

Other income and expense

Settlement of acquisition obligations

As a provision of the settlement agreement between us and the former owners of EFLS, our obligations to pay a $500 thousand special fee and a $500 thousand convertible promissory note including interest of $92 thousand were cancelled in their entirety in exchange for a $200 thousand payment. We recognized a net gain of $892 thousand related to these items in June 2013. See Note 10, Settlement of Acquisition Obligations, for further information.

Other expense

For the three months ended September 30, 2014 and 2013, other expense was $58 thousand and $26 thousand, respectively. For the nine months ended September 30, 2014 and 2013, other expense was $451 thousand and $265 thousand, respectively. The increase was primarily a result of the write-off of loan origination costs incurred in connection with the convertible notes.

Interest expense

For the three months ended September 30, 2014 and 2013, interest expense was $23 thousand and $166 thousand, respectively. The decrease was a result of the conversion of the outstanding unsecured convertible notes in March 2014. For the nine months ended September 30, 2014, interest expense was $2.7 million, and included a $2.3 million non-cash charge to write-off the remaining unamortized discount associated with the convertible notes, as well as $154 thousand in additional interest that we paid by September 30, 2014. Interest expense includes the amortization of debt discounts, interest on our line of credit facility, amortization of loan origination costs, facility and other fees related to the line of credit agreement, and interest expense for our outstanding borrowings.

Net loss

Net loss from continuing operations was $403 thousand for the three months ended September 30, 2014, a decrease of $1.5 million, compared to net loss from continuing operations for the same period of 2013. The decrease was a result of increased sales, specifically; products sales to the government, as well as improved gross profits. For the nine months ended September 30, 2014 and 2013, net loss from continuing operations was $5.1 million and $4.5 million, respectively. The 2014 net loss from continuing operations included one-time charges related to the conversion of the unsecured convertible notes in March 2014, primarily for the write-off of the remaining unamortized discount associated with the notes. Excluding those charges, net loss from continuing operations for the nine months ended September 30, 2014 would have decreased over the prior year comparable period by $2.1 million.

Liquidity and capital resources

Cash and cash equivalents

At September 30, 2014, our cash and cash equivalents balance was $6.7 million, compared to $2.9 million at December 31, 2013; an increase of $3.8 million. The balance at September 30, 2014 included restricted cash of $130 thousand, compared to $94 thousand at December 31, 2013. The restricted cash balance relates to funds to be used exclusively for a research and development project with the National Shipbuilding Research Program. Additionally, our cash balance at September 30, 2014 included $300 thousand of the purchase price from the sale of our pool products business held in escrow to secure our obligations of the sale, compared to $500 thousand at December 31, 2013. Under the terms of our Agreement, the first of five $100 thousand scheduled escrow releases commenced on March 25, 2014, and was to continue on the 25th day of each of the next four subsequent months. As of September 30, 2014, $200 thousand of the cash held in escrow had been released to us and $300 thousand remained in escrow subject to the resolution of outstanding buyer claims.

On August 6, 2014, we announced the pricing of a public offering to sell 1.175 million shares of our common stock at a price of $4.50 per share. The underwriters for the offering were given an option to purchase up to an additional 176,250 shares at $4.50 per share to cover over allotments. On August 8, 2014, they exercised their option to purchase the 176,250 additional shares. The offering closed on August 11, 2014. The net proceeds we received from the offering, after deducting the underwriting discount and offering expenses paid by us, were $5.15 million.

Cash used in operating activities

Net cash used in operating activities was $2.7 million for the nine months ended September 30, 2014, compared to net cash used of $4.3 million for the nine months ended September 30, 2013. Net cash used in operating activities primarily consisted of net losses adjusted for non-cash charges, as well as the effect of changes in working capital. The decrease in net cash used in operations for the nine months ended September 30, 2014 was a result of a lower net loss, after taking into account adjustments for non-cash charges.

Cash used in investing activities

Net cash used in investing activities for the nine months ended September 30, 2014 and 2013, was $53 thousand and $168 thousand, respectively. The decrease in net cash used in investing activities was a result of us receiving the proceeds on assets that we held for sale in 2013.

Cash provided by financing activities

Net cash provided by financing activities for the nine months ended September 30, 2014 was $6.7 million, compared to $4.2 million provided for the nine months ended September 30, 2013. The increase was a result of receiving $5.15 million in net proceeds from the public offering of our common stock, which closed on August 11, 2014. See Note 16, Stockholders' Equity, for more information regarding the offering. The prior year’s nine month period included $5.2 million in net proceeds from unsecured convertible debt. See Note 8, Debt, for further information.

Debt

Credit facilities

On December 22, 2011, we entered into a $4.5 million revolving line of credit (“credit facility”) with Rosenthal & Rosenthal. The total loan amount available to us under the line of credit is equal to 85 percent of our net, eligible receivables, plus available inventory (50 percent of the lower of cost or market value of eligible inventory, or $250 thousand, whichever is less). The credit facility is secured by a lien on our domestic assets. The interest rate for borrowing on accounts receivable is 8.5 percent, on inventories 10 percent, and on overdrafts 13 percent. Additionally, there is an annual 1 percent facility fee on the entire $4.5 million amount of the credit facility payable at the beginning of the year. The credit facility is a three year agreement, expiring on December 31, 2014, unless terminated sooner. There are liquidated damages of 1 percent if the credit facility is terminated prior to December 31, 2014. We are actively pursuing a new arrangement to replace this revolving line of credit and anticipate we will have a new arrangement in place during the first quarter of 2015. We are required to comply with certain financial covenants, measured quarterly, including, as defined in the agreement: a tangible net worth amount and a working capital amount. We were in compliance with the financial covenants as of September 30, 2014. Borrowings under the revolving line of credit were $599 thousand at September 30, 2014, and are recorded in the Condensed Consolidated Balance Sheets as a current liability under the caption “Credit line borrowings.” At December 31, 2013, there was a debit/negative balance on the line of credit of $218 thousand, which is included in the Condensed Consolidated Balance Sheets under the caption “Cash and cash equivalents.” At September 30, 2014, there was approximately $1.2 million available for us to borrow under this line of credit.

Additionally, our subsidiary in the United Kingdom has an invoice discounting arrangement whereby the amount available for borrowing is based at 80 percent of their eligible sales ledger. The interest rate for borrowing under this arrangement is 3.02 percent. Borrowings under this arrangement were $137 thousand at September 30, 2014 and are recorded in the Condensed Consolidated Balance Sheets as a current liability under the caption “Credit line borrowings.” There was nothing outstanding under this arrangement at December 31, 2013.

Borrowings

Long-term debt, including current maturities, totaled $249 thousand at September 30, 2014, and $4.1 million at December 31, 2013. The decrease was primarily due to the conversion of our outstanding convertible notes effective March 31, 2014. See Note 8, Debt, for more information on these transactions.

Liquidity

The accompanying financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred substantial losses, and as of September 30, 2014, we had an accumulated deficit of $88.1 million. We have raised approximately $18 million between 2012 and the third quarter of 2014 through the issuance of common stock and debt, which has been funding our operating expenses and working capital, including the $5.15 million in cash, net of related expenses, from the public offering and sale of our common stock in August 2014. Additionally, we received $4.8 million in cash, net of related expenses, through the sale of our pool products business in 2013. Although management has addressed many of the issues that have historically burdened our financial performance, we still face challenges in order to reach profitability and may require additional financing for operating expenses, working capital and other corporate purposes to sustain our operations and support our anticipated growth. In order for us to attain profitability and growth, we will need to continue executing our marketing and sales plans to further penetrate the vertical markets we are pursuing to increase our sales; successfully shift turnkey energy-efficient lighting solutions opportunities to product sales; develop new technologies into sustainable product lines; maintain and further improve gross margins; and continue to improve our supply chain performance.

Management remains optimistic about curtailing our operating losses and about obtaining the funding necessary to continue as a going concern; however, there can be no assurances that these objectives will be successful. As such, we may continue to review and pursue selected external funding sources, if necessary, including, but not limited to, the following:

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

If we were to fail to curtail our losses or obtain the funds we need to sustain our operations and support our anticipated growth, we would need to delay or scale back our business plan, reduce our operating costs, or reduce our headcount, each of which would have a material adverse effect on our business, future prospects and financial condition.

Critical accounting policies

The preparation of financial statements requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies, and the reported amounts of net sales and expenses in the financial statements. Material differences may result in the amount and timing of net sales and expenses if different judgments or different estimates were utilized. Critical accounting policies, judgments, and estimates which we believe have the most significant impact on the financial statements include, but are not limited to, revenue recognition; the establishment of reserves for accounts receivable, sales returns, inventory obsolescence and warranty claims; the impairment of long-lived assets; accounting for income taxes; and share-based compensation. For the detailed discussion of the application of policies critical to our business operations, see our 2013 Annual Report.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue Recognition - Revenue from Contracts with Customers, which is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The standard is effective for interim and annual periods beginning after December 15, 2016, and either full retrospective adoption or modified retrospective adoption is permitted. We are in the process of evaluating the impact of the standard.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2014, we had British pounds sterling-denominated cash valued at $7 thousand held in the United Kingdom, based on the exchange rate at that date. The balances for cash held in the United Kingdom are subject to exchange rate risk. We have a policy of maintaining cash balances in local currency unless an amount of cash is occasionally transferred in order to repay inter-company debts.

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

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 11, 2014, we completed a registered public offering of 1,351,250 shares of common stock, which included the exercise of the underwriters’ overallotment option, for aggregate net proceeds of $5.15 million. As partial compensation for the offering, the underwriters received a warrant to purchase 47,000 shares of common stock with an exercise price of $5.40 per share.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The information required by this Item is set forth on the Exhibit Index that follows the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY FOCUS, INC.

Date: November 13, 2014	By:	/s/ James Tu
James Tu
Executive Chairman and Chief Executive Officer

By:	/s/ Frank Lamanna
Frank Lamanna
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Documents

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2014 and 2013, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, (vi) the Notes to Condensed Consolidated Financial Statements.

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