Form 10-K
period 2014-12-31
ENERGY FOCUS, INC/DE
filed 2015-03-12
CIK 924168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Title of Each Class

Common Stock, Par Value $0.0001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act of 1933. Yes ☐No ☑

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate value of the Company’s common stock held by non-affiliates of the Company was approximately $25.1 million as of June 30, 2014, the last day of the Company’s most recently completed second fiscal quarter, when the last reported sales price was $5.60 per share.

Number of the registrant’s shares of common stock outstanding as of March 4, 2015: 10,004,532

Documents Incorporated by Reference

None.

PART I

Forward-looking statements

Unless the context otherwise requires, all references to “Energy Focus,” “we,” “us,” “our,” “our company,” or “the Company” refer to Energy Focus, Inc., a Delaware corporation, and its subsidiaries, and their respective predecessor entities for the applicable periods, considered as a single enterprise.

This Annual Report on Form 10-K (“Annual Report”) includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “feels,” “seeks,” “forecasts,” “projects,” “intends,” “plans,” “may,” “will,” “should,” “could” or “would” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Annual Report and include statements regarding our intentions, beliefs, or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies, capital expenditures, and the industry in which we operate.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Although we base these forward-looking statements on assumptions that we believe are reasonable when made, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and industry developments may differ materially from statements made in or suggested by the forward-looking statements contained in this Annual Report. In addition, even if our results of operations, financial condition and liquidity, and industry developments are consistent with the forward-looking statements contained in this Annual Report, those results or developments may not be indicative of results or developments in subsequent periods.

We believe that important factors that could cause our actual results to differ materially from forward-looking statements include, but are not limited to, the risks and uncertainties outlined under “Risk Factors” under Item 1A and other matters described in this Annual Report generally. Some of these factors include:

●	our history of operating losses and our ability to generate sufficient cash from operations or receive sufficient financing, on acceptable terms, to continue our operations,
●	general economic conditions, including the strength of the construction industry, both in the United States and in other markets in which we operate,
●

our dependence on government customers, in particular the U.S. Navy, and on the levels of funding available to such customers and our ability to satisfactorily fulfill our contractual obligations to such customers,

●	our ability to implement and manage our growth plans and control expenses to increase sales and improve margins,
●	market acceptance of LED lighting technology,
●	our ability to respond to new lighting technologies and market trends with safe and reliable products,
●	our ability to compete effectively against companies with greater resources,
●	our ability to protect our intellectual property rights and the impact of any type of legal claim or dispute,
●	our reliance on a limited number of customers for a significant portion of our revenue,
●	our ability to obtain critical components and finished products from third-party suppliers on acceptable terms,
●	risks inherent in international markets, such as economic and political uncertainty, changing regulatory and tax requirements and currency fluctuations,
●	our ability to maintain effective internal controls, and
●	our ability to meet the continued listing standards of the NASDAQ Capital Market.

In light of the foregoing, we caution you not to place undue reliance on our forward-looking statements. Any forward-looking statement that we make in this Annual Report speaks only as of the date of such statement, and we undertake no obligation to update any forward-looking statement or to publicly announce the results of any revision to any of those statements to reflect future events or developments. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless specifically expressed as such, and should only be viewed as historical data.

Energy Focus® and Intellitube® are our registered trademarks. We may also refer to trademarks of other corporations and organizations in this document.

ITEM 1. BUSINESS

Overview

Energy Focus, Inc. and its subsidiaries engage in the design, development, manufacturing, marketing, and installation of energy-efficient lighting systems and solutions where we have historically served two segments:

●

In our products segment, we provide military, general commercial and industrial energy-efficient lighting offerings. In 2013, we sold and discontinued our pool products business, and are focusing our resources solely on our LED lighting retrofit business.

●

In our solutions segment, we provide turnkey, high-quality, energy-efficient lighting application alternatives, primarily to the existing public-sector building market. During the third quarter of 2014, we began shifting our focus away from the turnkey solutions business to align our resources with developing and selling our LED products.

Additionally, research and development remains a key focus for us. Our research and development team is dedicated to developing and designing leading-edge technology LED lighting products, and we have curtailed our efforts on bidding on research contracts and grants.

We were founded in 1985 as Fiberstars, Inc., a California corporation, and reincorporated in Delaware in November 2006. In May 2007, Fiberstars, Inc. merged with and became Energy Focus, Inc., also a Delaware corporation. Our principal executive offices are located at 32000 Aurora Road, Suite B, Solon, Ohio 44139. Our telephone number is 440.715.1300. Our website address is www.energyfocusinc.com. Information on our website is not part of this Annual Report.

Our industry

According to the International Energy Agency (IEA)/Organization for Economic Co-operation and Development (OECD), lighting is responsible for 19 percent of global electricity use. A Philips Market Intelligence 2011 report stated that in the United States alone, a 40 percent reduction in electricity use from lighting would save $53 billion in annual energy costs and reduce energy demand the equivalent of 198 mid-sized power stations. We believe there is a substantial opportunity to achieve these electricity reductions through the broad adoption of LED bulbs, as they consume 50 to 85 percent less electricity and last three to ten times longer than other traditional incandescent, or fluorescent bulbs.

Our goal is to become a LED lighting retrofit leader by bringing affordable, high performance tubular light emitting diode (“TLED”) products to the global marketplace. According to a 2013 NPD DisplaySearch LED Lighting Market and Forecast Report, the global penetration rate for TLEDs in 2012 was 3.2 percent and is expected to grow to 22.3 percent in 2016. In the U.S., the penetration rate for TLEDs in 2012 was less than 1 percent, according to a 2013 U.S. Department of Energy report titled “Adoption of Light-Emitting Diodes in Common Lighting Applications.”

Specifically, we concentrate on selling our TLED products to three primary end markets: commercial and industrial, military and maritime and ESCOs. Our focus consists of replacing fluorescent lamps in troffer (i.e., standard office building recessed linear lighting) fixtures, high-bay fixtures, and parking garage luminaries with our TLED lamps. According to the “2010 U.S. Market Lighting Characterization” report published by the U.S. Department of Energy in January 2012, there were approximately 1.8 billion linear fluorescent lamps in the United States in the non-residential market in 2010. Based on these statistics and our calculations, we believe this total addressable market for our TLEDs in the U.S. alone is in excess of $25 billion.

Our products

We produce, source, and/or market a wide variety of lighting technologies to serve our primary end markets, including the following:

●	LED luminaires and fixtures to serve the U.S. Navy,
●	TLED replacements for linear fluorescent lamps,
●	LED luminaires and fixtures,
●	LED docklights,
●	TLED parking garage luminaires and fixtures,
●	LED cold storage globe luminaires, and
●	LED retrofit kits for high-intensity discharge (“HID”) applications.

The key features of our products are as follows:

●	Many of our products meet the lighting efficiency standards mandated by the Energy Independence and Security Act of 2007 (“EISA 2007”).
●	Many of our products qualify for federal and state tax and rebate incentives for commercial and residential consumers in certain states.
●	Many of our products make use of proprietary optical and electronics delivery systems that enable high efficiencies with superior lighting qualities.

Our primary end markets for these products are described below under “Sales, marketing, and distribution of our offerings portfolio.”

Our strategy

Our long-term strategy is to continue to penetrate existing commercial and industrial buildings, and military and maritime lighting markets by providing turnkey, comprehensive and cost competitive energy-efficient lighting solutions that utilize our energy-efficient LED lighting products. We will continue to focus on markets where the economic benefits of our lighting solutions offerings are most compelling. These markets include the U.S. Navy, municipalities, universities, schools, hospitals, office buildings, parking garages, supermarkets, retail chains, warehouse facilities, and manufacturing environments. The passage of the Energy Savings Performance Contracts legislation in nearly all the U.S. states and EISA 2007 by Congress created a natural market for our energy-efficient products due to certain mandated efficiency standards that our products meet.

Since many of our products today are more efficient than traditional lighting products such as incandescent bulbs and fluorescent lamps, our focus is to increase awareness and knowledge of our technology and offerings within our target markets and to establish comprehensive distribution networks so that we can reach as many potential customers as possible and as soon as possible.

Our strengths, which we believe provide a strategic competitive advantage, include the following:

●	providing the only military-spec qualified LED fluorescent replacement lamps for the U.S. Navy,
●	providing high quality, price competitive TLED lamps to replace fluorescent and High Intensity Discharge (HID) lamps for commercial and industrial markets,
●	a broad and intimate understanding of lighting technologies and LED lighting applications,
●

a strong understanding of the existing commercial and industrial building market drivers and the evolution towards “green” lighting products and energy-efficient lighting systems that maximize customer return on investment,

●	fundamental proprietary knowledge of non-imaging optics and coatings, and
●	strong relationships and long-term relationships with the federal government and government contractors for research and development.

Our tactical approach to implement our long-term strategy includes:

●	continuing to seek to penetrate the government and military lighting markets through our distribution partners, direct sales force and online presence,
●

continuing to develop mainstream lighting technologies that directly compete against linear fluorescent general illumination lamps and that lead the TLED retrofit market from quality, reliability and price standpoints, and

●	penetrating the lighting retrofit market of existing buildings by adding distribution partners and expanding geographical reaches in both the U.S. and U.K. markets.

Through our strengths and these actions, we seek to achieve the following objectives:

●	sales growth and improved gross margins and overall financial performance,
●	further penetration of our military-grade LED lighting products to the military and maritime markets,
●	high quality and comprehensive sales and distribution networks to reach and service our clients,
●	a streamlined and effective organization that is focused on creating economic value for our customers through our energy efficient LED products in the lighting retrofit market, and
●	continued development of mainstream lighting products that are not currently available and are differentiated by their performance, energy consumption, longevity, and cost of ownership.

Over the last twelve months, we have made significant progress in the plan to reposition our Company for growth and profitability, including:

●	intensifying our focus on and developing business strategies to pursue TLED global lighting retrofit opportunities, specifically in the fluorescent and HID replacement markets,
●	realigning our leadership at the corporate level, as well as at individual business unit levels,
●	developing new generation, advanced TLED products based on our patents and proprietary know-how,
●	building vertical-specific sales teams and processes to better penetrate targeted verticals, including military, federal and state government, healthcare, industrial, education, retail, and
●	improving our global supply chain practices that improved and will continue to improve our gross margins.

Sales, marketing, and distribution of our offerings portfolio

Products

Our products are sold through a combination of direct sales employees, independent sales representatives, and distributors in different geographic markets throughout the world. We continue to seek to aggressively penetrate the government, and military and maritime lighting markets through our direct sales force, as well as our distribution partners, and online presence. Within the commercial and industrial lighting business unit, we continue to focus on direct corporate accounts, general contractors, and lighting retrofit companies (“LRCs”) especially in the healthcare, industrial, education, and retail, markets, and in geographic areas with strong energy rebate programs offered by utilities companies.

Solutions

Our solutions-based sales have been designed to enhance total value by providing turnkey, high-quality, energy-efficient lighting application alternatives that positively impacted customers’ profitability, the environment, and the communities served. These solutions, sold through our Energy Focus LED Solutions, LLC subsidiary (“EFLS”), formerly known as Stones River Companies, LLC, have included comprehensive lighting and energy audits, lighting design and solution development, turnkey lighting implementation, LEED ready lighting upgrades, and pre and post upgrade monitoring and measurement.

EFLS has targeted the existing public building market, particularly municipalities, universities, schools and hospitals, as well as industrial and manufacturing facilities. EFLS’s current direct customers are large national ESCOs that provide energy-efficient upgrades around the country.

Concentration of sales

In 2014, sales to our ten largest customers from continuing operations accounted for approximately 77.2 percent of net sales. Customers accounting for greater than 10 percent of our net sales from continuing operations included Energy Management Products, LLC, a distributor for the U.S. Navy, which accounted for approximately 50.4 percent. There were no other customers accounting for greater than 10 percent of our net sales.

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

In our Navy product line, we compete with a small number of qualified military lighting lamp and fixture suppliers, who in the future might also provide LED lighting products. In certain commercial applications, we compete with LED systems produced by large lighting companies such as Royal Philips, CREE, Inc., Osram Sylvania, and GE, Inc. In traditional commercial lighting applications, we compete primarily with local and regional lighting manufacturers that, in many cases, are more established in their local markets than us. Some of these competitors offer products with performance characteristics similar to those of our products.

Historically, our EFLS solutions business has competed against other lighting retrofit companies, as well as some traditional ESCOs that self-performed the lighting component of their projects, primarily on the basis of financial impact, technology, light quality and design, client relationships, lighting application knowledge, energy efficiency, customer service and marketing support.

Manufacturing and suppliers

Prior to the fourth quarter of 2013, many of our products were manufactured under a Production Share Agreement with a contract manufacturer and assembler in Mexico, North American Production Sharing, Inc., and Industrias Unidas de BC, SA de CV (“NAPS”). Under this agreement, NAPS provided administrative and manufacturing services, including labor services and the use of manufacturing facilities in Mexico, for the manufacturing and assembly of certain fiber optic and LED lighting systems, equipment and related components. During the third quarter of 2013, we relocated our manufacturing operation from Mexico to our then existing facilities in Pleasanton, California and Solon, Ohio. Due to the sale of our pool products business in November 2013 and the closing of our facilities in Pleasanton, California, all in-house production was moved to our Solon, Ohio facility.

We continue to produce our lighting systems through a combination of internal manufacturing and assembly, and sourced finished goods. Our internal lighting system manufacturing consists primarily of final assembly, testing, and quality control. We have worked with a number of our vendors to design custom components to meet our specific needs. Our quality assurance program provides for testing of all sub-assemblies at key stages in the assembly process, as well as testing of finished products produced both internally and sourced through third parties. In an effort to reduce manufacturing costs, we have outsourced the production of certain parts and components, as well as finished goods in our product lines, to a small number of vendors in various locations throughout the world, primarily in the United States, China, and Taiwan. In some cases, we rely upon a single supplier to source certain components, sub-assemblies, or finished goods.

Research and development

Research and development remains a key focus for us. Our research and development team is dedicated to developing and designing leading-edge technology LED lighting products, and we have curtailed our efforts on bidding on research contracts and grants.

Research and development expense, net of credits from government agencies, for the years ended December 31, 2014, 2013, and 2012 was $1.0 million, $597 thousand, and $368 thousand, respectively.

Intellectual property

We have a policy of seeking to protect our intellectual property through patents, license agreements, trademark registrations, confidential disclosure agreements, and trade secrets as management deems appropriate. Our intellectual property portfolio consists of 82 issued United States and foreign patents, of which 43 are currently in force, various pending United States patent applications, and various pending Patent Cooperation Treaty patent applications filed with the World Intellectual Property Organization that serve as the basis for national patent filings in countries of interest. Our issued patents expire at various times between March 2015 and July 2032. Generally, the term of patent protection is twenty years from the earliest effective filing date of the patent application. There can be no assurance; however, that our issued patents are valid or that any patents applied for will be issued, and that our competitors or customers will not copy aspects of our lighting systems or obtain information that we regard as proprietary. There can also be no assurance that others will not independently develop products similar to ours. The laws of some foreign countries in which we sell or may sell our products do not protect proprietary rights to products to the same extent as the laws of the United States.

Insurance and bonding

All of our properties and equipment are covered by insurance and we believe that such insurance is adequate. In addition, we maintain general liability and workers compensation insurance in amounts we believe to be consistent with our risk of loss and industry practice. With regard to our solutions segment, we are often required to provide various types of surety bonds as an additional level of security of our performance. Additionally, we were refunded $1.0 million of cash collateral we had previously deposited with a surety carrier, as it was determined the collateral was no longer needed.

Employees

At December 31, 2014, we had 77 full-time employees, 13 of whom were located in the United Kingdom and 64 in the United States. None of our employees are subject to any collective bargaining agreement.

Business segments

We have two reportable segments: products and solutions. The products segment includes the marketing and sale of commercial, industrial, government, and military and maritime lighting products, and research and development services. Our products are sold primarily in North America and Europe through a combination of direct sales employees, independent sales representatives, and distributors.

Our solutions segment has provided turnkey, high-quality, energy-efficient lighted application alternatives, which are designed to enhance total value by positively impacting customers’ profitability, the environment and the communities served. These solutions, sold through our EFLS subsidiary, include not only our proprietary energy-efficient lighting LED solutions, but also sourced lighting systems, energy audits, and service agreements. During the third quarter of 2014, we began shifting our focus away from the turnkey solutions business to align our resources with developing and selling our LED products.

Please refer to Note 15, Segments and geographic information, included in Item 8 of this Annual Report, for a discussion of our business segments.

Stock split

On July 16, 2014, we effected a one-for-ten reverse split of our common stock. All share and per share amounts have been retroactively restated to reflect the reverse split. Effective at the same time as the reverse split, the authorized number of shares of our common stock was proportionately decreased from 150,000,000 shares to 15,000,000 shares. The par value remained the same.

Available information

Our website is located at www.energyfocusinc.com. We make available free of charge, on or through our website, our annual, quarterly, and current reports, as well as any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission. Information contained on our website is not part of this Annual Report.

ITEM 1A. RISK FACTORS

Risks associated with our business

We have a history of operating losses and may incur losses in the future.

We have experienced net losses from continuing operations of approximately $5.8 million, $6.9 million, $6.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, we had cash and cash equivalents of approximately $7.5 million and an accumulated deficit of $88.8 million. In order for us to attain profitability and growth, we will need to continue to address legacy issues that have historically burdened our financial performance, including improvement in gross margins, execution of our marketing and sales plans for our energy-efficient LED lighting products, the development of new technologies into sustainable product lines, and continued improvements in our supply chain performance.

There is a risk that our business may not be as successful as we envision as we work to generate sufficient cash flow to meet obligations and sustain operations without obtaining additional external financing. We currently have a revolving credit facility that provides funding for our operations. We have the right to terminate the facility on December 31, 2015, and the lender may terminate the facility at any time by providing the requisite advance notice. There can be no assurance that we will generate sufficient cash flows to sustain our operations or obtain funding on acceptable terms or in a timely fashion or at all. As such, we will continue to review and pursue selected external funding sources, if necessary, to execute these objectives including, but not limited to, the following:

●	renew our existing credit facility on acceptable terms prior to its expiration or termination or obtain funding from other financial institutions on acceptable terms,
●	obtain financing from traditional or non-traditional investment capital organizations or individuals, and
●	obtain funding from the sale of our common stock or other equity or debt instruments or the exercise of outstanding warrants.

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

If we fail to generate sufficient cash, including from sales revenues, loans or other external funding sources, we may be required to change our planned business strategies. If we are unable to obtain adequate financing, we may not be able to successfully develop and market our products and services. As a result, we would need to curtail business operations, which would have a material negative effect on operating results, the value of our outstanding stock is likely to fall, and our business may fail, causing our stockholders to lose their entire investments.

Depressed general economic conditions may adversely affect our operating results and financial condition.

Our business is sensitive to changes in general economic conditions, both inside and outside the United States. An economic downturn may adversely impact our business. Slow growth in the economy or an economic downturn could adversely affect our ability to meet our working capital requirements and growth objectives, or could otherwise adversely affect our business, financial condition, and results of operations. As a result, any general or market-specific economic downturns, particularly those affecting construction and building renovation, or that cause end-users to reduce or delay their purchases of lighting products, services, or retrofit activities, would have a material adverse effect on our business, cash flows, financial condition and results of operations.

We derive a significant portion of our revenue from a few customers and the loss of one of these customers, or a reduction in their demand for our services, could adversely affect our business, financial condition, results of operations and prospects.

Our customer base is highly concentrated. One or a few customers have represented a substantial portion of our consolidated revenues and gross profits in any one year or over a period of several consecutive years. In 2014, sales to our ten largest customers from continuing operations accounted for approximately 77.2 percent of net sales. Customers accounting for greater than 10 percent of our net sales from continuing operations included Energy Management Products, LLC, a distributor for the U.S. Navy, which accounted for approximately 50.4 percent. There were no other customers accounting for greater than 10 percent of our net sales. A limited number of customers may continue to comprise a substantial portion of our revenue for the foreseeable future. We could lose business from a significant customer for a variety of reasons, including:

●

levels of funding available to governmental customers, a change in procurement strategies employed by those customers and our ability to fulfill our obligations to such customers and comply with government contracting laws and regulations,

●	the consolidation, merger or acquisition of an existing customer, resulting in a change in procurement strategies employed by the surviving entity that could reduce the amount of orders we receive,
●

our performance on individual relationships with one or more significant customers are impaired due to another reason, which may cause us to lose future business with such customers and, as a result, our ability to generate income would be adversely impacted, and

●	the strength of our professional reputation.

A significant portion of our business is dependent upon the existence of government funding, which may not be available into the future and could result in a significant reduction in sales and could cause significant harm to our business.

We anticipate a significant portion of our future product sales will come from the military and maritime markets, which is reliant upon federal funding. In particular, sales of our products for the U.S. Navy have accounted for a substantial portion of our net sales in recent periods and we have recently announced additional significant orders for the U.S. Navy. In addition, in the past a significant portion of our research and development efforts have been supported directly by government funding and were contracted for short periods, usually one to two years. Further, a significant portion of net sales generated by EFLS are derived from state government funding and supported by federal government funding. U.S. government contracts are conditioned upon the continuing approval by the U.S. Congress of the necessary spending to honor such contracts. We cannot be certain that our U.S. government contracts will not be terminated or suspended in the future due to reductions or eliminations of government funding. If government funding is reduced or eliminated, there is no guarantee that we would be able to continue to fund our activities in these areas at their current levels, if at all, and grow our product sales. If we are unable to maintain our access to government funding in these areas, there could be a significant impact on our net sales and profits and our ability to compete and develop new products.

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

Our past operating results may not be accurate indicators of future performance, and you should not rely on such results to predict our future performance. Our operating results have fluctuated significantly in the past, and could fluctuate in the future. Factors that may contribute to fluctuations include:

●	changes in aggregate capital spending, cyclicality and other economic conditions, or domestic and international demand in the industries,
●	the timing of large customer orders, particularly for the U.S. Navy,
●	our ability to effectively manage our working capital,
●	our ability to satisfy consumer demands in a timely and cost-effective manner,
●	pricing and availability of labor and materials,
●	our inability to adjust certain fixed costs and expenses for changes in demand,
●	seasonal fluctuations in demand and our revenue, and
●	disruption in component supply from foreign vendors.

If LED lighting technology fails to gain widespread market acceptance or we are unable to respond effectively as new lighting technologies and market trends emerge, our competitive position and our ability to generate revenue and profits may be harmed.

To be successful, we depend on continued market acceptance of our existing LED technology. Although adoption of LED lighting continues to grow, the use of LED lighting products for general illumination is in its early stages, is still limited, and faces significant challenges. Potential customers may be reluctant to adopt LED lighting products as an alternative to traditional lighting technology because of its higher initial cost or perceived risks relating to its novelty, reliability, usefulness, light quality, and cost-effectiveness when compared to other established lighting sources available in the market. Changes in economic and market conditions may also affect the marketability of some traditional lighting technologies such as declining energy prices in certain regions or countries may favor existing lighting technologies that are less energy efficient, reducing the rate of adoption for LED lighting products in those areas. Even if LED lighting products continue to achieve performance improvements and cost reductions, limited customer awareness of the benefits of LED lighting products, lack of widely accepted standards governing LED lighting products and customer unwillingness to adopt LED lighting products in favor of entrenched solutions could significantly limit the demand for LED lighting products and adversely impact our results of operations. In addition, we will need to keep pace with rapid changes in LED technology, changing customer requirements, new product introductions by competitors and evolving industry standards, any of which could render our existing products obsolete if we fail to respond in a timely manner. Development of new products incorporating advanced technology is a complex process subject to numerous uncertainties. We have previously experienced, and could in the future experience, delays in the introduction of new products. If effective new sources of light other than LEDs are discovered, our current products and technologies could become less competitive or obsolete. If others develop innovative proprietary lighting technology that is superior to ours, or if we fail to accurately anticipate technology and market trends, respond on a timely basis with our own development of new products and enhancements to existing products, and achieve broad market acceptance of these products and enhancements, our competitive position may be harmed and we may not achieve sufficient growth in our net sales to attain or sustain profitability.

If we are unable to manage future growth effectively, our profitability and liquidity could be adversely affected.

Our ability to achieve our desired growth depends on our execution in functional areas such as product development and management, sales and marketing, and general administration and operations. To manage any future growth, we must continue to improve our product development, distribution, operational, and financial processes and systems and expand, train and manage our employee base and control associated costs. If we are unable to manage our growth effectively, our expenses could increase without a proportionate increase in revenue, our margins could decrease, and our business and results of operations could be adversely affected.

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

Moreover, we encounter competition from an even greater number of companies in the general lighting market. Our competitors also include the large, established companies in the general lighting industry, such as General Electric Company, Osram Sylvania, CREE, Inc., and Royal Philips Electronics. Each of these competitors offers lighting products utilizing LED technology. These companies have global marketing capabilities and substantially greater resources to devote to research and development and other aspects of the development, manufacture, and marketing of LED lighting products than we possess. The relatively low barriers to entry into the lighting industry and the limited proprietary nature of many lighting products also permit new competitors to enter the industry easily.

In each of our markets, we also anticipate the possibility that LED manufacturers, including those that currently supply us with LEDs, may seek to compete with us. Our competitors’ lighting technologies and products may be more readily accepted by customers than our products will be. Moreover, if one or more of our competitors or suppliers were to merge with one another, the change in the competitive landscape could adversely affect our competitive position. Additionally, to the extent that competition in our markets intensifies, we may be required to reduce our prices in order to remain competitive. If we do not compete effectively, or if we reduce our prices without making commensurate reductions in our costs, our net sales and profitability and our future prospects for success may be harmed.

If we are unable to obtain and adequately protect our intellectual property rights, our ability to commercialize our products could be substantially limited.

We consider our technology and processes proprietary. If we are not able to adequately protect or enforce the proprietary aspects of our technology, competitors may utilize our proprietary technology. As a result, our business, financial condition, and results of operations could be adversely affected. We protect our technology through a combination of patent, copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements, and similar means. Despite our efforts, other parties may attempt to disclose, obtain, or use our technologies. Our competitors may also be able to independently develop products that are substantially equivalent or superior to our products or slightly modify our patents. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the United States. As a result, we may not be able to protect our proprietary rights adequately in the United States or abroad. Furthermore, there can be no assurance that we will be issued patents for which we have applied or obtain additional patents, or that we will be able to obtain licenses to patents or other intellectual property rights of third parties that we may need to support our business in the future. The inability to obtain certain patents or rights to third-party patents and other intellectual property rights in the future could have a material adverse effect on our business.

Our industry is characterized by vigorous protection and pursuit of intellectual property rights and positions, which may result in protracted and expensive litigation. We have engaged in litigation in the past and litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Litigation may also be necessary to defend against claims of infringement or invalidity by others. An adverse outcome in litigation or any similar proceedings could subject us to significant liabilities, require us to license disputed rights from others or require us to cease marketing or using certain products or technologies. We may not be able to obtain any licenses on acceptable terms, if at all, and may attempt to redesign those products that contain allegedly infringing intellectual property, which may not be possible. We also may have to indemnify certain customers if it is determined that we have infringed upon or misappropriated another party’s intellectual property. The cost of addressing any intellectual property litigation claim, both in legal fees and expenses, and the diversion of management resources, regardless of whether the claim is valid, could be significant and could materially harm our business, financial condition, and results of operations.

If critical components and finished products that we currently purchase from a small number of third-party suppliers become unavailable or increase in price, or if our suppliers fail to meet our requirements for quality, quantity and timeliness, our revenue and reputation in the marketplace could be harmed, which would damage our business.

In an effort to reduce manufacturing costs, we have outsourced the production of certain parts and components, as well as finished goods in our product lines, to a small number of vendors in various locations throughout the world, primarily in the United States, China, and Taiwan. While we believe alternative sources for these components and products are available, we have selected these particular suppliers based on their ability to consistently provide the best quality product at the most cost effective price, to meet our specifications, and to deliver within scheduled time frames. If our suppliers fail to perform their obligations in a timely manner or at satisfactory quality levels, we may suffer lost sales, reductions in revenue and damage to our reputation in the market, all of which would adversely affect our business. We may be vulnerable to unanticipated price increases and payment term changes. Significant increases in the prices of sourced components and products could cause our product prices to increase, which may reduce demand for our products or make us more susceptible to competition. Furthermore, in the event that we are unable to pass along increases in operating costs to our customers, margins and profitability may be adversely affected. Accordingly, the loss of all or one of these suppliers could have a material adverse effect on our operations until such time as an alternative supplier could be found.

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

Although we are building our sales force to sell directly to end clients, we currently rely significantly on indirect sales channels to market and sell our products. Most of our products are sold through third-party independent distributors and sales representatives. In particular, sales of our products for the U.S. Navy, which have accounted for a substantial portion of our net sales in recent periods, are made through an independent distributor. In addition, these parties provide technical sales support to end-users. Our current agreements within these sales channels are generally non-exclusive, meaning they can sell products of our competitors. We anticipate that any such agreements we enter into in the future will be on similar terms. Furthermore, our agreements are generally short-term, and can be cancelled by these sales channels without significant financial consequence. We cannot control how these distributors or sales representatives perform and cannot be certain that we or end-users will be satisfied by their performance. If these distributors and sales representatives significantly change their terms with us, or change their historical pattern of ordering products from us, there could be a significant impact on our net sales and profits.

Our products could contain defects or they may be installed or operated incorrectly, which could reduce sales of those products or result in claims against us.

Despite product testing, defects may be found in our existing or future products. This could result in, among other things, a delay in the recognition or loss of net sales, loss of market share or failure to achieve market acceptance. These defects could cause us to incur significant warranty, support, and repair costs, divert the attention of our engineering personnel from our product development efforts, and harm our relationships with our customers. The occurrence of these problems could result in the delay or loss of market acceptance of our lighting products and would likely harm our business. Some of our products use line voltages (such as 120 or 240 AC), which involve enhanced risk of electrical shock, injury or death in the event of a short circuit or other malfunction. Defects, integration issues or other performance problems in our lighting products could result in personal injury or financial or other damages to end-users or could damage market acceptance of our products. Our customers and end-users could also seek damages from us for their losses. A product liability claim brought against us, even if unsuccessful, would likely be time consuming and costly to defend.

Our business may suffer if we fail to comply with government contracting laws and regulations.

We derive a portion of our revenues from direct and indirect sales to U.S., state, local, and foreign governments and their respective agencies. In particular, sales of our products for the U.S. Navy have accounted for a substantial portion of our net sales in recent periods and we have recently announced additional significant orders for the U.S. Navy. Contracts with government customers are subject to various procurement laws and regulations, business prerequisites to qualify for such contracts, accounting procedures, intellectual property process, and contract provisions relating to their formation, administration and performance, which may provide for various rights and remedies in favor of the governments that are not typically applicable to or found in commercial contracts. Failure to comply with these laws, regulations, or provisions in our government contracts could result in litigation, the imposition of various civil and criminal penalties, termination of contracts, forfeiture of profits, suspension of payments, or suspension from future government contracting. If our government contracts are terminated, if we are suspended from government work, or if our ability to compete for new contracts is adversely affected, our business could suffer due to, among other factors, lost sales, the costs of any government action or penalties, damages to our reputation and the inability to recover our investment in developing and marketing products for government use.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

We have significant U.S. net operating loss and tax credit carryforwards (the “Tax Attributes”). Under federal tax laws, we can carry forward and use our Tax Attributes to reduce our future U.S. taxable income and tax liabilities until such Tax Attributes expire in accordance with the Internal Revenue Code of 1986, as amended (the “IRC”). Section 382 and Section 383 of the IRC provide an annual limitation on our ability to utilize our Tax Attributes, as well as certain built-in-losses, against future U.S. taxable income in the event of a change in ownership, as defined under the IRC. Share issuances in connection with our past financing transactions, this offering or other future changes in our stock ownership, which may be beyond our control, could result in changes in ownership for purposes of the IRC. Such changes in ownership could further limit our ability to use our Tax Attributes. Accordingly, any such occurrences could adversely affect our financial condition, operating results and cash flows.

The cost of compliance with environmental, health and safety laws and regulations could adversely affect our results of operations or financial condition.

We are subject to a broad range of environmental, health, and safety laws and regulations. These laws and regulations impose increasingly stringent environmental, health, and safety protection standards and permit requirements regarding, among other things, air emissions, wastewater storage, treatment, and discharges, the use and handling of hazardous or toxic materials, waste disposal practices, the remediation of environmental contamination, and working conditions for our employees. Some environmental laws, such as Superfund, the Clean Water Act, and comparable laws in U.S. states and other jurisdictions world-wide, impose joint and several liability for the cost of environmental remediation, natural resource damages, third party claims, and other expenses, without regard to the fault or the legality of the original conduct, on those persons who contributed to the release of a hazardous substance into the environment. We may also be affected by future laws or regulations, including those imposed in response to energy, climate change, geopolitical, or similar concerns. These laws may impact the sourcing of raw materials and the manufacture and distribution of our products and place restrictions and other requirements on the products that we can sell in certain geographical locations.

We have international sales and are subject to risks associated with operating in international markets.

For the year ended December 31, 2014, net sales of our products outside of the United States represented 9 percent of our total net sales from continuing operations. We generally provide technical expertise and limited marketing support, while our independent international distributors generally provide sales staff, local marketing, and product services. We believe our international distributors are better able to service international markets due to their understanding of local market conditions and best business practices. International business operations are subject to inherent risks, including, among others:

●	difficulty in enforcing agreements and collecting receivables through foreign legal systems,
●	unexpected changes in regulatory requirements, tariffs, and other trade barriers or restrictions,
●	potentially adverse tax consequences,
●	the burdens of compliance with the U.S. Foreign Corrupt Practices Act, similar anti-bribery laws in other countries, and a wide variety of laws,
●	import and export license requirements and restrictions of the United States and each other country in which we operate,
●	exposure to different legal standards and reduced protection for intellectual property rights in some countries,
●	currency fluctuations and restrictions, and
●	political, social, and economic instability, including war and the threat of war, acts of terrorism, pandemics, boycotts, curtailment of trade, or other business restrictions.

If we do not anticipate and effectively manage these risks, these factors may have a material adverse impact on our sales, thus lowering our total revenues.

If we are unable to attract or retain qualified personnel, our business and product development efforts could be harmed.

To a large extent, our future success will depend on the continued contributions of certain employees, such as our current Chief Executive Officer, Interim Chief Financial Officer, and Chief Operating Officer. We had significant turnover in our management team since 2013 and cannot be certain that these and other key employees will continue in their respective capacities for any period of time, and these employees may be difficult to replace. Our future success will also depend on our ability to attract and retain qualified technical, sales, marketing, and management personnel, for whom competition is very intense. The loss of, or failure to attract, hire, and retain any such persons could delay product development cycles, disrupt our operations, or otherwise harm our business or results of operations.

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

We have identified a material weakness in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements.

As a public company reporting to the Securities and Exchange Commission, we are subject to the reporting requirements of the Securities Exchange Act of 1934, and the Sarbanes-Oxley Act of 2002, including section 404(a) that requires that we annually evaluate and report on our systems of internal controls.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission as of December 31, 2014. Based on this evaluation, management concluded that there was a material weaknesses identified in our internal controls as of December 31, 2014. The material weaknesses related to a lack of effective controls over revenue recognition. We are actively engaged in developing and implementing a remediation plan designed to address this material weakness. If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our financial statements may contain material misstatements and we could be required to restate our financial results.

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

At any given time, we may be subject to litigation related to our products, suppliers, customers, employees, stockholders, distributors, sales representatives, and sales of our assets, among other things, the disposition of which may have an adverse effect upon our business, financial condition, or results of operation. The outcome of litigation is difficult to assess or quantify. Lawsuits can result in the payment of substantial damages by defendants. If we are required to pay substantial damages and expenses as a result of these or other types of lawsuits our business and results of operations would be adversely affected. Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend and may divert time and money away from our operations. Insurance may not be available at all or in sufficient amounts to cover any liabilities with respect to these or other matters. A judgment or other liability in excess of our insurance coverage for any claims could adversely affect our business and the results of our operations.

We rely heavily on information technology in our operations and any material failure, weakness, interruption or breach of security could prevent us from effectively operating our business, which could have a material adverse effect on our business, financial condition, and results of operations.

We rely heavily on our information technology systems, including our enterprise resource planning (“ERP”) software, across our operations and corporate functions, including for management of our supply chain, payment of obligations, data warehousing to support analytics, finance systems, accounting systems, and other various processes and procedures, some of which are handled by third parties.

Our ability to efficiently and effectively manage our business depends significantly on the reliability and capacity of these systems. Our business and results of operations may be adversely affected if we experience system usage problems. The failure of these systems to operate effectively, maintenance problems, system conversions, back-up failures, problems or lack of resources for upgrading or transitioning to new platforms or damage or interruption from circumstances beyond our control, including, without limitation, fire, natural disasters, power outages, systems failure, security breaches, cyber-attacks, viruses or human error could result in, among other things, transaction errors, processing inefficiencies, loss of data, inability to generate timely SEC reports, loss of sales and customers and reduce efficiency in our operations. Additionally, we and our customers could suffer financial and reputational harm if customer or Company proprietary information is compromised by such events. Remediation of such problems could result in significant unplanned capital investments and any damage or interruption could have a material adverse effect on our business, financial condition, and results of operations.

Risks associated with an investment in our common stock

We could issue additional common stock or may need to request our stockholders to authorize additional shares of common stock, which might dilute the book value and market for our common stock.

We are authorized to issue 15,000,000 shares of common stock, of which 9,423,975 shares were issued and outstanding as of December 31, 2014. As of such date, an additional 2,426,224 shares were reserved for issuance as future awards or upon exercise or settlement outstanding awards pursuant to our equity incentive plans, for purchase under our employee stock purchase plan or for issuance upon exercise of certain outstanding warrants. If or when these securities are purchased or exercised for or converted into shares of our common stock, the number of our shares of common stock outstanding will increase. Increases in our outstanding shares, and any sales of shares, could have an adverse effect on the trading activity and market price of our common stock. Our Board of Directors has the authority, without action or vote of our stockholders, to issue a sizeable part of our authorized but unissued shares. Such stock issuances could be made at a price that reflects a discount or a premium from the then-current trading price of our common stock. In addition, in order to raise capital or acquire businesses in the future, we may need to issue additional securities or promissory notes that are convertible or exchangeable for shares of our common stock. These issuances would dilute stockholders’ percentage ownership interest, which would have the effect of reducing influence on matters on which our stockholders vote, and might dilute the book value of our common stock. Stockholders may incur additional and substantial dilution if holders of stock options, whether currently outstanding or subsequently granted, exercise those options, or holders of warrants exercise to purchase shares of our common stock. If an insufficient amount of authorized, but unissued shares of common stock exists to issue in the future in connection with subsequent equity financing or acquisition transactions, we may be required to ask our stockholders to authorize additional shares before undertaking, or as a condition to completing, a financing or acquisition transaction. We cannot be assured that our stockholders would authorize an increase in the number of shares of our common stock.

The elimination of monetary liability against our directors under Delaware law and the existence of indemnification rights held by our directors, officers and employees may result in substantial expenditures by the Company and may discourage lawsuits against our directors, officers, and employees.

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

We have never paid dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future.

We have never declared or paid dividends on our common stock, nor do we anticipate paying any cash dividends for the foreseeable future. We currently intend to retain future earnings, if any, to finance the operations and expansion of our business. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon the earnings, financial condition, operating results, capital requirements and other factors as deemed necessary by our Board of Directors.

The NASDAQ Capital Market may not continue to list our common stock for trading on its exchange if we do not comply with its continued listing requirements, which could adversely affect the price of our common stock and its liquidity.

We must comply with NASDAQ’s continued listing requirements related to, among other things, stockholders’ equity, market value, minimum bid price, and corporate governance in order to remain listed on the NASDAQ Capital Market. Although we expect to meet the continued listing requirements, there can be no assurance we will continue to do so in the future. If we do not remain compliant with these continued listing requirements, we could be delisted. If we were delisted, it would be likely to have a negative impact on our stock price and liquidity. The delisting of our common stock could also deter broker-dealers from making a market in or otherwise generating interest in or recommending our common stock, and would adversely affect our ability to attract investors in our common stock. Furthermore, our ability to raise additional capital would be impaired. As a result of these factors, the value of the common stock could decline significantly.

If securities analysts do not publish research or reports about our business, or if they downgrade our stock, the price of our stock could decline.

The trading market for our common stock is likely to be influenced by any research and reports that securities or industry analysts publish about us or our business. In the event securities or industry analysts cover us and one or more of these analysts downgrades our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline. These risks could be especially significant for us since we have a small public float and limited analyst coverage.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices and our manufacturing facility are located in an approximated 25,000 square foot facility in Solon, Ohio, under a lease agreement expiring on April 30, 2017.

The lease for our office located in Nashville, Tennessee, at which we had been conducting our EFLS operations, expired in October 2014. At that time we closed the office.

Additionally, we have leased sales offices in Arlington, Virginia, New York, New York and in Berkshire, United Kingdom. Our lease in Pleasanton, California expired in February 2014, and our remaining operations at that site were moved to Solon, Ohio.

We believe the aforementioned facilities are adequate to support our current and anticipated operations.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be involved in legal proceedings arising from the normal course of business. See Note 17, Legal matters, included in Item 8 of this Annual Report.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Executive officers of the registrant

The following is the name, age, and present position of each of our current executive officers, as well as all prior positions held by each of them during the last five years and when each of them was first elected or appointed as an executive officer:

Name	Age	Current position and business experience

James Tu	46	Executive Chairman and Chief Executive Officer – May 2013 to present
		Mr. Tu served as the non-Executive Chairman of the Board of Directors from December 2012 to April 2013. He is also Founder, Chief Executive Officer, and Chief Investment Officer of 5 Elements Global Advisors, an investment advisory and management company focusing on investing in clean energy companies. Additionally, he is Co-Founder and Managing Partner of Communal International Ltd., a British Virgin Islands company dedicated to assisting clean energy solutions companies gain access to global marketing, manufacturing, and financing resources. Previously he was the Director of Investment Management of Gerstein Fisher & Associates, and an equity analyst at Dolphin Asset Management Corporation.

Eric Hilliard	47	President and Chief Operating Officer – October 2013 to present
		Vice President and Chief Operating Officer – November 2006 to October 2013
		Prior to joining Energy Focus, Mr. Hilliard served in Business and Operations Management at Saint Gobain‘s Aerospace Flight Structures Division from 2002 to 2006 overseeing the global sales and operations for composite flight structure components to customers such as Embraer, Gulfstream and EADS. Other career assignments include Goodrich Aerospace, Chemical Leaman, and the HJ Heinz Company serving in operational and international roles throughout his career.

Marcia J. Miller	52	Interim Chief Financial Officer and Secretary – February 2015 to present
		Corporate Controller – July 2013 to February 2015
		Assistant Corporate Controller – March 2012 to July 2013
		Prior to joining Energy Focus, Ms. Miller served as Manager of Financial Planning and Analysis from August 2011 to March 2012, for Rockwell Automation; a company dedicated to industrial automation and control solutions; as Controller of Wingspan Care Group, a not-for-profit parent company of entities providing behavior healthcare to children, from October 2009 to August 2011; and as Assistant Controller for Keithley Instruments, Inc., a manufacturer of electronic test and measurement equipment. Ms. Miller began her career with Ernst & Young, formerly Arthur Young, and joined Keithley Instruments in 1989. She is a Certified Public Accountant and a member of the Ohio Society of Certified Public Accountants and the American Institute of Certified Public Accountants.

Theresa Matrisciano	58	Vice President of Human Resources – October 2013 to present
		Director of Human Resources - July 2013 to October 2013
		Prior to joining Energy Focus, Ms. Matrisciano was Director of Human Resources for Weatherchem, a manufacturer of plastic packaging solutions for the food, healthcare and household products industries, from January 2011 to June 2013, and was Manager of Human Resources for Keithley Instruments, Inc., a manufacturer of electronic test and measurement equipment, from April 2009 to December 2010.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

On August 7, 2014, our common stock began trading on The NASDAQ Capital Market (“NASDAQ”) under the symbol “EFOI.” Prior to that time, our stock traded on the OTCQB Marketplace (“OTCQB”) beginning on January 15, 2013. Prior to trading on the OTCQB, our stock traded on the OTC Bulletin Board (“OTCBB”) from January 1, 2013 until January 14, 2013. Effective January 15, 2013, our common stock was deleted from the OTCBB, as it became ineligible for quotation due to quoting inactivity under SEC Rule 15c2-11.

The following table sets forth the high and low market sales prices per share for our common stock for the years ended December 31, 2014 and 2013 as reported by NASDAQ, OTCQB and OTCBB after giving effect to the one-for-ten reverse stock split of our common stock effected on July 16, 2014:

	High	Low

First quarter 2014	$7.50	$3.85
Second quarter 2014	7.39	5.20
Third quarter 2014	10.71	4.12
Fourth quarter 2014	8.20	4.69

First quarter 2013	$2.50	$1.60
Second quarter 2013	6.00	1.87
Third quarter 2013	4.80	2.80
Fourth quarter 2013	8.80	3.50

Market prices during the timeframe when our common stock traded on the OTCBB reflect inter-dealer prices, without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Stockholders

There were approximately 124 holders of record of our common stock as of March 12, 2015, however, a large number of our stockholders hold their stock in “street name” in brokerage accounts. Therefore, they do not appear on the stockholder list maintained by our transfer agent.

Dividends

We have not declared or paid any cash dividends, and do not anticipate paying cash dividends in the near future.

Securities authorized for issuance under equity compensation plans

The following table details information regarding our existing equity compensation plans as of December 31, 2014:

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	459,271	$8.95	997,404	(1)

(1)

Includes 483,654 shares available for issuance under the 2013 Employee Stock Purchase Plan and 513,750 shares available for issuance under our 2014 Stock Incentive Plan, which may be issued in the form of options, restricted stock, restricted stock units, and other equity-based awards.

ITEM 6. SELECTED FINANCIAL DATA

The Selected Consolidated Financial Data set forth below have been derived from our financial statements. It should be read in conjunction with the information appearing under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this report and the Consolidated Financial Statements and related notes found in Item 8 of this report.

SELECTED FINANCIAL DATA

(amounts in thousands, except per share data)

	2014	2013	2012	2011	2010

OPERATING SUMMARY
Net sales	$28,962	$21,533	$23,375	$20,453	$30,556
Gross profit	9,368	4,579	3,972	3,825	4,970
Net loss from continuing operations	(5,795)	(6,947)	(6,576)	(5,973)	(8,807)
Net (loss) income from discontinued operations	(50)	4,586	867	(82)	290
Net loss	(5,845)	(2,361)	(5,709)	(6,055)	(8,517)
Net (loss) income per share:
Basic and diluted
From continuing operations	$(0.74)	$(1.45)	$(1.59)	$(2.42)	$(3.86)
From discontinued operations	(0.01)	0.96	0.21	(0.03)	0.13
Total	(0.75)	(0.49)	(1.38)	(2.45)	(3.74)
Shares used in net loss per share calculation:
Basic & Diluted	7,816	4,779	4,132	2,467	2,279
FINANCIAL POSITION SUMMARY
Total assets	$19,496	$12,808	$14,353	$13,778	$20,374
Cash and cash equivalents	7,531	2,860	1,181	2,136	4,107
Credit line borrowings	453	-	1,590	-	-
Current maturities of long-term debt	-	59	756	855	481
Long-term debt, net of current maturities	70	4,011	1,793	955	1,344
Stockholders' equity	9,773	2,924	825	1,468	6,658
Common shares outstanding	9,424	5,142	4,470	2,491	2,396

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements (“financial statements”) and related notes thereto, included in Item 8 of this Annual Report.

Overview

Energy Focus, Inc. and its subsidiaries engage in the design, development, manufacturing, marketing, and installation of energy-efficient lighting systems and solutions where we have historically served two segments:

●

In our products segment, we provide military, general commercial and industrial energy-efficient lighting offerings. In 2013, we sold and discontinued our pool products business, and are focusing our resources solely on our LED lighting retrofit business.

●

In our solutions segment, we provide turnkey, high-quality, energy-efficient lighting application alternatives, primarily to the existing public-sector building market. During the third quarter of 2014, we began shifting our focus away from the turnkey solutions business to align our resources with developing and selling our LED products.

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

Results of operations

The following table sets forth the percentage of net sales represented by certain items reflected on our Consolidated Statements of Operations for the following periods:

	2014	2013	2012

Net sales	100.0%	100.0%	100.0%
Cost of sales	67.7	78.7	83.0
Gross profit	32.3	21.3	17.0

Operating expenses:
Research and development	3.6	2.8	1.6
Selling, general, and administrative	37.6	45.1	38.2
Loss on impairment	-	4.3	2.9
Change in estimate of contingent liabilities	-	0.1	(0.4)
Restructuring	-	0.4	-
Total operating expenses	41.2	52.7	42.3
Loss from operations	(8.9)	(31.4)	(25.3)

Other income (expense):
Settlement of acquisition obligations	-	4.1	-
Interest expense	(9.3)	(3.9)	(2.2)
Other expenses	(1.8)	(1.1)	(0.6)
Net loss from continuing operations	(20.0)	(32.3)	(28.1)

Discontinued operations:
(Loss) income from discontinued operations	(0.1)	3.1	3.7
(Loss) gain on sale of discontinued operations	(0.1)	18.2	-
Net (loss) income from discontinued operations	(0.2)	21.3	3.7

Net loss	(20.2)%	(11.0)%	(24.4)%

Net sales

Our sales breakdown by business segment is as follows (in thousands):

	2014	2013	2012

Solutions	$3,689	$9,847	$10,569

Products:
Commercial	5,984	5,966	8,486
Government	19,214	3,678	2,534
R&D services	75	2,042	1,786
Total products segment net sales	25,273	11,686	12,806

Total net sales	$28,962	$21,533	$23,375

Net sales of $29.0 million in 2014 increased 34.5 percent compared to 2013. Solutions segment net sales of $3.7 million decreased 62.5 percent, while products segment net sales of $25.3 million increased 116.3 percent. The decrease in solutions sales was a result of the shift in our focus away from the turnkey solutions business to align our resources with developing and selling our LED products. Within the products segment, commercial sales increased 0.3 percent as we continue to build our pipeline and penetrate our targeted vertical markets of industrial manufacturers, national retailers, hospitals, and LED distributors. Government products sales increased 422.4 percent as a result of high-volume sales to distributors for the U.S. Navy. R&D services sales decreased 96.3 percent as we continue to focus our resources exclusively on projects and contracts that support LED technologies.

Net sales of $21.5 million in 2013 decreased 7.9 percent in comparison to $23.4 million in 2012, primarily due to a $2.5 million decrease in commercial products sales. Commercial products sales in 2012 included approximately $2.0 million from one customer in which the amount purchased in 2013 was significantly less. Additionally, solutions sales of $9.8 million decreased $722 thousand, or 6.8 percent compared to 2012.

International sales

We have a sales operation in the United Kingdom, and net sales and expenses from this operation are denominated in local currency, thereby creating exposures to changes in exchange rates. Fluctuations in this operation’s currency may have an impact on our business, results of operations and financial position. We currently do not use financial instruments to hedge our exposure to exchange rate fluctuations with respect to our international operations. As a result and due to the volatility of other currencies compared to the United States dollar, we may experience foreign currency translation gains or losses which may positively or negatively affect our results of operations attributed to these operations. International net sales accounted for 9.0 percent of net sales in 2014, compared to 11.1 percent in 2013, and 12.9 percent in 2012. The effect of changes in currency exchange rates was not material in 2014, 2013, or 2012, respectively. The following table sets forth a breakdown of our global sales (in thousands):

	For the year ended December 31,
	2014	2013	2012

United States Domestic	$26,356	$19,136	$20,363
International	2,606	2,397	3,012
Total net sales	$28,962	$21,533	$23,375

Gross profit

Gross profit was $9.4 million, or 32.3 percent of net sales in 2014, compared to $4.6 million, or 21.3 percent of net sales in 2013. Solutions segment gross profit was $720 thousand in 2014, a decrease of $766 thousand compared to 2013. The decrease was a result of the shift in our focus away from the turnkey solutions business to align our resources with developing and selling our LED products. Products segment gross profit was $8.6 million, or 34.2 percent of net sales in 2014, a $5.5 million increase over 2013. The increase resulted from higher-net sales due to a higher mix of commercial and government products sales, compared to R&D services sales, which carry low to no gross margins. Additionally, gross margins on our products improved as a result of continuous development of efficiencies, improvements in our supply chain, and building our economies of scale from sales volume increases.

Gross profit in 2013 increased $607 thousand over 2012’s gross profit of $4 million. The increase in 2013 resulted from improvements made to our supply chains, favorable product mix, and better execution in our solutions business despite lower net sales. Gross profit margin for the products segment was $3.1 million, or 26.5 percent of net sales in 2013, compared to $2.6 million, or 19.9 percent of net sales in 2012. Gross profit margins for the solutions segment were $1.5 million, or 15.1 percent of net sales in 2013, compared to $1.4 million, or 13.4 percent of net sales in 2012.

Operating expenses

Research and development

Gross research and development expenses were $1.7 million in 2014, a 50.3 percent decrease compared to $3.5 million in 2013. The decrease resulted from focusing our resources exclusively on projects and contracts that support LED technologies. Gross research and development expenses in 2013 increased 3.8 percent compared to $3.4 million in 2012. The dollar increase was a result of significant consulting costs incurred on three specific projects.

Research and development expenses include salaries, contractor and consulting fees, supplies and materials, as well as costs related to other overhead items such as depreciation and facilities costs. Research and development costs are expensed as they are incurred.

Total government reimbursements are the combination of revenues and credits from government contracts.

Total gross and net research and development spending, including credits from government contracts, is shown in the following table (in thousands):

	For the year ended December 31,
	2014	2013	2012

Total gross research and development expenses	$1,732	$3,482	$3,355
Cost recovery through cost of sales	(54)	(1,937)	(2,150)
Cost recovery and other credits	(643)	(948)	(837)
Net research and development expense	$1,035	$597	$368

Selling, general, and administrative

Selling, general, and administrative expenses were $10.9 million, or 37.6 percent of net sales in 2014, compared to $9.7 million, or 45.1 percent of net sales in 2013. The dollar increase resulted from higher salaries and related benefits, higher stock-based compensation, higher incentive bonuses and commissions, and higher recruiting costs due primarily to building our direct sales force. This was partially offset by lower severance charges, lower amortization expense, and lower project marketing costs.

Selling, general, and administrative expenses in 2013 increased 8.6 percent from $8.9 million, or 38.2 percent of net sales in 2012. The increase was due to $448 thousand of expenses incurred for severance and related benefits, higher consulting fees, salaries and benefits, and project costs partially offset by lower commissions and incentives due to lower sales.

Loss on impairment

In conjunction with the settlement agreement in June 2013 between us and the former owners of EFLS, we agreed to discontinue the use of the name “Stones River Companies, LLC” and various derivatives thereof, including SRC. Therefore, in June 2013 we wrote off the remaining unamortized balance of Tradenames, resulting in a $325 thousand impairment loss. See Note 11, Settlement of acquisition obligations, included in Item 8, for further information.

Due to the sale of our pool products business in November 2013 and the closing of our facilities in Pleasanton, California, we performed an evaluation of property and equipment located in California. In performing this review, we sought a buyer for the assets which we no longer had use, and recorded an impairment loss of $608 thousand. The impairment loss represented the difference between the fair value and the carrying value of the asset group. At December 31, 2013, these assets were reclassified on the Consolidated Balance Sheets under the caption “Assets held for sale”, and were subsequently sold for $130 thousand; the carrying value of the assets after the impairment charge.

In 2012, we wrote off $672 thousand of goodwill related to the acquisition of EFLS on December 31, 2009. Management tests goodwill annually for impairment at the reporting unit level and determines fair value through the use of a discounted cash flow valuation model. Based upon the historical losses incurred, it was determined that the goodwill was impaired.

Change in estimate of contingent liabilities

In connection with the acquisition of EFLS in December 2009, we recorded a performance-related contingent obligation related to a 2.5 percent payout payable over 42 months commencing January 1, 2010. The payout was based on the fair value of projected annual billings of the acquired business. We accrued for this contingent liability at its estimated fair value at the time of the acquisition. As a provision of the settlement agreement between us and the former owners of EFLS, a net receivable due of $78 thousand was forgiven in June 2013. Additionally, we recognized a $66 thousand favorable adjustment related to the change in the estimate of the performance-related contingent obligation, resulting in a net expense of $12 thousand charged to operations in 2013. In the fourth quarter of 2012, we reassessed the carrying value of the contingent liability related to the 2.5 percent payout based upon revised projected future billings of EFLS, subsequently recorded a reduction to the contingent liability of $102 thousand. See Note 12, Commitments and contingencies, included in Item 8 for further information.

Restructuring

During the third quarter of 2013, we relocated our manufacturing operations from a contract manufacturing facility located in Mexico to our facilities located in Pleasanton, California and Solon, Ohio. The Consolidated Statements of Operations include $80 thousand of “Restructuring” costs for severance paid to Mexican contract employees as required by the production share agreement, as amended, between us and the contract manufacturer. See Note 10, Restructuring, for more information on these charges.

As a result of the sale of the pool products business, we relocated our manufacturing operations in Pleasanton, California to Solon, Ohio. This activity was completed by March 2014, and the cost was negligible.

Other income (expense)

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

Interest expense

Interest expense was $2.7 million, $842 thousand, and $511 thousand for the years ended December 31, 2014, 2013, and 2012, respectively. Interest expense in 2014 included a $2.3 million non-cash charge to write-off the remaining unamortized discount associated with the convertible notes, as well as $154 thousand of additional interest that we paid by September 30, 2014. Interest expense includes amortization of debt discounts, interest on our line of credit facility and any other fees related to the line of credit agreement, and interest expense for outstanding borrowings.

Other expenses

We incurred other expenses of $531 thousand in 2014, compared to $240 thousand in 2013. The increase was primarily a result of the write-off of loan origination costs in connection with the convertible notes.

Other expenses in 2013 increased $83 thousand compared to $157 thousand in 2012. The increase was a result of higher loan origination costs and facility and other fees.

Net loss

Net loss from continuing operations was $5.8 million in 2014, a decrease of $1.2 million compared to net loss from continuing operations of $6.9 million in 2013. The decrease was a result of increased sales, specifically; products sales to the government, as well as improved gross profit margins. Additionally, the 2014 net loss included one-time charges of $2.7 million related to the conversion of the unsecured convertible notes in March 2014, primarily for the write-off of the remaining unamortized discount associated with the notes. Excluding those charges, net loss from continuing operations in 2014 would have decreased compared to 2013 by $3.9 million.

Income taxes

We had a full valuation allowance recorded against our United States deferred tax assets at December 31, 2014, 2013, and 2012, respectively. Net deferred tax assets for our United Kingdom subsidiary at December 31, 2014 and at December 31, 2013 were $2 thousand, as this subsidiary has not been profitable for several years. We had no net deferred liabilities at December 31, 2014 or 2013. There were no federal tax expenses for the United States operations in 2014, 2013, and 2012, as any expected benefits were offset by an increase to the valuation allowance.

At December 31, 2014, we had net operating loss carry-forwards of approximately $75.4 million for federal, state, and local income tax purposes. However, due to changes in our capital structure, approximately $23.9 million of this amount is available after the application of IRC Section 382 limitations. If not utilized, these carry-forwards will begin to expire in 2021 for federal purposes and have begun to expire for state and local purposes. Please refer to Note 14, Income taxes, included in Item 8 for further information.

Discontinued operations

In November 2013, we announced the sale of our pool products business. In connection with the sale, we have eliminated all net sales and expenses associated with this business from the Consolidated Statements of Operations and have reported the net (loss) income from those activities as “Discontinued operations.” There were no revenues from discontinued operations in 2014. Revenues from discontinued operations in 2013 and 2012 were $4.5 million and $6.5 million, respectively. See Note 3, included in Item 8 of this Annual Report for more information.

Liquidity and capital resources

We have incurred substantial losses, and as of December 31, 2014, we had an accumulated deficit of $88.8 million. We have raised approximately $18 million between 2012 and 2014 through the issuance of common stock and debt, which has been funding our operating expenses and working capital, including the $5.15 million in cash, net of related expenses, from the public offering and sale of our common stock in August 2014. Additionally, we received $4.8 million in cash, net of related expenses, through the sale of our pool products business in 2013. In order for us to attain profitability and growth, we will need to continue to address legacy issues that have historically burdened our financial performance, including through improvement in gross margins, execution of our marketing and sales plans for our energy-efficient LED lighting products, the development of new technologies into sustainable product lines, and continued improvements in our supply chain performance.

There is a risk that our business may not be as successful as we envision as we work to generate sufficient cash flow to meet obligations and sustain operations without obtaining additional external financing. We currently have a revolving credit facility that provides funding for our operations. We have the right to terminate the facility on December 31, 2015, and the lender may terminate the facility at any time by providing the requisite advance notice. There can be no assurance that we will generate sufficient cash flows to sustain our operations or obtain funding on acceptable terms or in a timely fashion or at all. As such, we will continue to review and pursue selected external funding sources, if necessary, to execute these objectives including, but not limited to, the following:

●	renew our existing credit facility on acceptable terms prior to its expiration or termination or obtain funding from other financial institutions on acceptable terms,
●	obtain financing from traditional or non-traditional investment capital organizations or individuals, and
●	obtain funding from the sale of our common stock or other equity or debt instruments or the exercise of outstanding warrants.

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

If we fail to raise additional capital, including from sales revenues, loans or other external funding sources, we may be required to change our planned business strategies. If we are unable to obtain adequate financing, we may not be able to successfully develop and market our products and services. As a result, we would need to curtail business operations, which would have a material negative effect on operating results.

Cash and cash equivalents and debt

At December 31, 2014, our cash and cash equivalents balance was $7.5 million, compared to $2.9 million at December 31, 2013. The balance at December 31, 2014 included restricted cash of $105 thousand, compared to $94 thousand at December 31, 2013. The restricted cash balance relates to funds to be used exclusively for a research and development project with the National Shipbuilding Research Program. Additionally, our cash balance at December 31, 2014 included $300 thousand of the purchase price from the sale of our pool products business held in escrow to secure our obligations of the sale, compared to $500 thousand at December 31, 2013. Under the terms of our Agreement, the first of five $100 thousand scheduled escrow releases commenced on March 25, 2014, and was to continue on the 25th day of each of the next four subsequent months. At December 31, 2014, $200 thousand of the cash held in escrow had been released to us and $300 thousand remained in escrow subject to the resolution of outstanding buyer claims. See Note 3, included in Item 8 for further information.

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

The following is a summary of cash flows from operating, investing, and financing activities, as reflected in the Consolidated Statements of Cash Flows (in thousands):

	2014	2013	2012

Net cash used in operating activities	$(1,425)	$(7,215)	$(6,966)

Net cash (used in) provided by investing activities	$(121)	$4,603	$(329)

Proceeds from issuances of common stock, net	$5,952	$-	$4,801
Proceeds from exercise of stock options and purchases through employee stock purchase plan	58	48	25
Proceeds from other borrowings	-	6,124	1,500
Payments on other borrowings	(223)	(304)	(886)
Net borrowings (repayments) on credit line borrowings	453	(1,590)	889
Net cash provided by financing activities	$6,240	$4,278	$6,329

Cash used in operating activities

Net cash used in operating activities of $1.4 million in 2014 resulted from the net loss, adjusted for non-cash items, including; depreciation and amortization, stock-based compensation, and a one-time charge to write off the remaining unamortized discount associated with the conversion of convertible notes in March 2014. See Note 9, Debt, included in Item 8 for more information on the conversion of the convertible notes. Additionally, we were refunded the $1.0 million cash collateral we had previously deposited with a surety carrier, as it was determined the collateral was no longer needed. See Insurance and bonding, included in Item 1 for more information.

Net cash used in operating activities in 2013 and 2012 was $7.2 million and $7.0 million, respectively. Operating activities excluded the 2013 gain on the sale of the pool products business of $3.9 million, the net proceeds of which are included in 2013 investing activities. In 2012, net cash used in operating activities resulted primarily from the net loss of $5.7 million and a $2.7 million increase in receivables.

Cash (used in) provided by investing activities

Net cash used in investing activities was $121 thousand in 2014, primarily a result of spending $221 thousand for acquisitions of property and equipment. We expect capital expenditures in 2015 to approximate what they were in 2014. Additionally, in 2014 we incurred a $30 thousand loss from the sale of our pool products business. See Note 3 Discontinued operations, included in Item 8, for more information.

In 2013, net cash provided by investing activities included $4.8 million of the net proceeds we received from the sale of our pool products business, and spending $213 thousand for acquisitions of property and equipment. See Note 3, Sale of discontinued operations, included in Item 8 for further information on the sale of our pool products business.

In 2012, net cash used in investing activities included acquisitions of property and equipment of $332 thousand.

Cash provided by financing activities

Net cash provided by financing activities for the year ended December 31, 2014 was $6.2 million, compared to $4.3 million provided for the year ended December 31, 2013. The increase was a result of receiving $5.15 million in net proceeds from the public offering of our common stock, which closed on August 11, 2014. See Note 13, Stockholders’ equity, for more information regarding the offering. Cash provided in 2013 included $5.2 million in net proceeds from unsecured convertible debt. Please refer to Note 9, Debt, included in Item 8 for further information.

During 2013, we raised $6.1 million by issuing unsecured subordinated convertible notes. The convertible notes mature on December 31, 2016, have a 5 percent annual interest rate, and are convertible into our common stock at a price of $0.23 per share. Notes having an aggregate principal amount of $500 thousand were converted into common stock during 2013. Please refer to Note 9, Debt, and Note 13, Stockholders’ equity, included in Item 8 for a discussion of these transactions. Additionally, we used a portion of the proceeds we received from the sale of the pool products business to pay off the line of credit.

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

Credit facilities

On December 22, 2011, we entered into a $4.5 million revolving line of credit (“credit facility”) with Rosenthal & Rosenthal. The total loan amount available to us under the line of credit is equal to 85 percent of our net, eligible receivables, plus available inventory (50 percent of the lower of cost or market value of eligible inventory, or $250 thousand, whichever is less). The credit facility is secured by a lien on our domestic assets. The interest rate for borrowing on accounts receivable is 8.5 percent, on inventories 10 percent, and on overdrafts 13 percent. Additionally, there is an annual 1 percent facility fee on the entire $4.5 million amount of the credit facility payable at the beginning of the year. The agreement automatically renews from year to year after December 31, 2014, unless we provide the requisite notice to Rosenthal. Additionally, Rosenthal has the right to terminate the agreement by providing the 60 days written notice to us. We have not received such notice from Rosenthal. We are required to comply with certain financial covenants, measured quarterly, including, as defined in the agreement: a tangible net worth amount and a working capital amount. We were in compliance with the financial covenants as of December 31, 2014. Borrowings under the revolving line of credit were $453 thousand at December 31, 2014, and are recorded in the Consolidated Balance Sheets as a current liability under the caption “Credit line borrowings.” At December 31, 2013, there was a debit/negative balance on this line of credit in the amount of $218 thousand, which is included in the Consolidated Balance Sheets under the caption, “Cash and cash equivalents.” At December 31, 2014, there was approximately $2.3 million available for us to borrow under this line of credit.

Contractual obligations

The following summarizes our contractual obligations as of December 31, 2014, consisting of current and future payments for borrowings in the United States, and minimum lease payments under operating leases (in thousands):

Year ending December 31,	United States Long-term Borrowings	Non-Cancellable Operating Leases	Total

2015	$-	$442	$442
2016	-	440	440
2017	-	276	276
2018	-	176	176
2019 and thereafter	70	131	201
Total contractual obligations, net	$70	$1,465	$1,535

Off-balance sheet arrangements

We had no off-balance sheet arrangements at December 31, 2014 or 2013, respectively.

Critical accounting policies and estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies, and the reported amounts of net sales and expenses in the financial statements. Material differences may result in the amount and timing of net sales and expenses if different judgments or different estimates were utilized. Critical accounting policies, judgments, and estimates that we believe have the most significant impact on our financial statements are set forth below:

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

In accordance with normal practices in the industry, we include in current assets and current liabilities amounts related to contracts realizable and payable. Billings in excess of costs and estimated earnings represents the excess of contract billings to date over the amount of contract costs and profits (or contract revenue) recognized to date on a percentage-of-completion basis. Costs and estimated earnings in excess of billings represents the excess of contract costs and profits (or contract revenue) recognized to date on the percentage-of-completion basis over the amount of contract billings to date on the remaining contracts. See Note 8, Contracts in progress, included in Item 8 for additional information.

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

In 2014, the total allowance was $323 thousand, with $48 thousand related to accounts receivable and $275 thousand related to sales returns. In 2013, the total allowance was $84 thousand, with $72 thousand related to accounts receivable and $12 thousand related to sales returns. We review these allowance accounts periodically and adjust them accordingly for current conditions.

Long-lived assets

Property and equipment are stated at cost and include expenditures for additions and major improvements. Expenditures for repairs and maintenance are charged to operations as incurred. We use the straight-line method of depreciation over their estimated useful lives of the related assets (generally two to fifteen years) for financial reporting purposes. Accelerated methods of depreciation are used for federal income tax purposes. When assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the Consolidated Statement of Operations. Refer to Note 5, Property and equipment and assets held for sale, included in Item 8 for additional information.

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

Long-lived assets, other than goodwill, are reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Events or circumstances that would result in an impairment review primarily include operations reporting losses, a significant change in the use of an asset, or the planned disposal or sale of the asset. The asset would be considered impaired when the future net undiscounted cash flows generated by the asset are less than its carrying value. An impairment loss would be recognized based on the amount by which the carrying value of the asset exceeds its fair value, as determined by quoted market prices (if available) or the present value of expected future cash flows. On December 31, 2013, we recorded an impairment charge of $608 thousand for assets that were held for sale at December 31, 2013. These assets were subsequently sold in the first quarter of 2014 for $130 thousand, which was the carrying value after the impairment charge. See Note 5, Property and equipment and assets held for sale, included in Item 8 for additional information.

Valuation of inventories

We state inventories at the lower of standard cost (which approximates actual cost determined using the first-in-first-out method) or market. We establish provisions for excess and obsolete inventories after evaluation of historical sales, current economic trends, forecasted sales, product lifecycles, and current inventory levels. During 2014, 2013 and 2012, we charged $95 thousand, $109 thousand, and $111 thousand, respectively, to cost of sales from continuing operations for excess and obsolete inventories. Adjustments to our estimates, such as forecasted sales and expected product lifecycles, could harm our operating results and financial position.

Accounting for income taxes

As part of the process of preparing the Consolidated Financial Statements, we are required to estimate our income tax liability in each of the jurisdictions in which we do business. This process involves estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items, such as deferred revenues, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our Consolidated Balance Sheets. We then assess the likelihood of the deferred tax assets being recovered from future taxable income and, to the extent we believe it is more likely than not that the deferred tax assets will not be recovered, or is unknown, we establish a valuation allowance.

Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets. At December 31, 2014 and 2013, we have recorded a full valuation allowance against our deferred tax assets in the United States due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward. The valuation allowance is based upon our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable.

As of December 31, 2014, we had net operating loss carry-forwards of approximately $75.4 million for federal, state, and local income tax purposes. However, due to changes in the Company’s capital structure, approximately $23.9 million of this amount is available after the application of IRC Section 382 limitations. If not utilized, these carry-forwards will begin to expire in 2021 for federal and have begun to expire for state and local purposes. Please refer to Note 14, Income Taxes, included in Item 8 for additional information.

Share-based payments

The cost of employee and director stock options, as well as other share-based compensation arrangements, is reflected in the Consolidated Financial Statements based on the estimated grant date fair value method under the authoritative guidance. Management applies the Black-Scholes option pricing model to options issued to employees and directors to determine the fair value of stock options and apply judgment in estimating key assumptions that are important elements of the model in expense recognition. These elements include the expected life of the option, the expected stock-price volatility, and expected forfeiture rates. The assumptions used in calculating the fair value of share-based awards under Black-Scholes represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. Although we believe the assumptions and estimates we have made are reasonable and appropriate, changes in assumptions could materially impact our reported financial results. Restricted stock units and stock options issued to non-employees are valued based upon the intrinsic value of the award. See Note 13, Stockholders’ equity, included in Item 8 for additional information.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue Recognition - Revenue from Contracts with Customers, which is a comprehensive revenue recognition standard that will supersede nearly all of the existing revenue recognition guidance under U.S. GAAP. The standard is effective for interim and annual periods beginning after December 15, 2016, and either full retrospective adoption or modified retrospective adoption is permitted. We are in the process of evaluating the impact of the standard.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Energy Focus, Inc.

We have audited the accompanying consolidated balance sheets of Energy Focus, Inc. and its subsidiaries (collectively the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income loss, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. Our audits of the consolidated financial statements included the financial statement schedule appearing under Schedule II. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Energy Focus, Inc. and its subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set both therein.

/s/ Plante & Moran, PLLC

Cleveland, Ohio

March 11, 2015

ENERGY FOCUS, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31,

(amounts in thousands except share data)

	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$7,531	$2,860
Trade accounts receivable less allowances of $323 and $84, respectively	3,113	3,348
Retainage receivable	-	577
Inventories, net	7,283	2,510
Costs and estimated earnings in excess of billings on uncompleted contracts	-	145
Prepaid and other current assets	1,002	1,207
Assets held for sale	-	130
Total current assets	18,929	10,777

Property and equipment, net	479	536
Intangible assets, net	-	55
Collateralized assets	-	1,000
Other assets	88	440
Total assets	$19,496	$12,808

LIABILITIES
Current liabilities:
Accounts payable	$7,601	$3,707
Accrued liabilities	1,397	1,218
Deferred revenue	133	71
Billings in excess of costs and estimated earnings on uncompleted contracts	23	764
Credit line borrowings	453	-
Current maturities of long-term debt	-	59
Total current liabilities	9,607	5,819

Other liabilities	46	54
Long-term debt, net of current maturities	70	4,011
Total liabilities	9,723	9,884

STOCKHOLDERS' EQUITY
Preferred stock, par value $0.0001 per share:
Authorized: 2,000,000 shares in 2014 and 2013 Issued and outstanding: no shares in 2014 and 2013	-	-
Common stock, par value $0.0001 per share:
Authorized: 15,000,000 shares in 2014 and 2013 Issued and outstanding: 9,423,975 at December 31, 2014 and 5,142,194 at December 31, 2013 (post-reverse split)	1	1
Additional paid-in capital	98,133	85,446
Accumulated other comprehensive income	469	462
Accumulated deficit	(88,830)	(82,985)
Total stockholders' equity	9,773	2,924
Total liabilities and stockholders' equity	$19,496	$12,808

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY FOCUS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31,

(amounts in thousands except per share data)

	2014	2013	2012

Net sales	$28,962	$21,533	$23,375
Cost of sales	19,594	16,954	19,403
Gross profit	9,368	4,579	3,972

Operating expenses:
Research and development	1,035	597	368
Selling, general, and administrative	10,910	9,714	8,944
Loss on impairment	-	933	672
Change in estimate of contingent liabilities	-	12	(102)
Restructuring	-	80	-
Total operating expenses	11,945	11,336	9,882
Loss from operations	(2,577)	(6,757)	(5,910)

Other income (expense):
Settlement of acquisition obligations	-	892	-
Interest income	-	-	2
Interest expense	(2,689)	(842)	(511)
Other expenses	(531)	(240)	(157)

Loss from continuing operations before income taxes	(5,797)	(6,947)	(6,576)
Benefit from income taxes	2	-	-
Net loss from continuing operations	$(5,795)	$(6,947)	$(6,576)

Discontinued operations:
(Loss) income from discontinued operations	(20)	672	867
(Loss) gain on sale of discontinued operations	(30)	3,915	-

(Loss) income from discontinued operations before income taxes	(50)	4,587	867
Provision for income taxes	-	(1)	-
Net (loss) income from discontinued operations	$(50)	$4,586	$867

Net loss	$(5,845)	$(2,361)	$(5,709)

Net (loss) income per share:
Basic and diluted
From continung operations	$(0.74)	$(1.45)	$(1.59)
From discontinued operations	(0.01)	0.96	0.21
Total	$(0.75)	$(0.49)	$(1.38)

Weighted average common shares outstanding:
Basic and diluted	7,816	4,779	4,132

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY FOCUS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31,

(amounts in thousands)

	2014	2013	2012

Net loss	$(5,845)	$(2,361)	$(5,709)

Other comprehensive income:
Foreign currency translation adjustments	7	2	40
Comprehensive loss	$(5,838)	$(2,359)	$(5,669)

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY FOCUS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012

(amounts in thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balance at December 31, 2011	2,491	$-	$75,963	$420	$(74,915)	$1,468

Issuance of common stock	1,960		4,801			4,801
Issuance of common stock under employee stock option and stock purchase plans	19		25			25
Stock-based compensation			200			200
Foreign currency translation adjustment				40		40
Net loss					(5,709)	(5,709)
Balance at December 31, 2012	4,470	$-	$80,989	$460	$(80,624)	$825

Issuance of common stock			2			2
Issuance of common stock under employee stock option and stock purchase plans	20		45			45
Convertible debt issued for financing			2,697			2,697
Issuance of common stock for conversion of convertible debt	652	1	1,500			1,501
Stock-based compensation			202			202
Warrants issued			11			11
Foreign currency translation adjustment				2		2
Net loss					(2,361)	(2,361)
Balance at December 31, 2013	5,142	$1	$85,446	$462	$(82,985)	$2,924

Issuance of common stock	1,343		5,090			5,090
Issuance of common stock under employee stock option and stock purchase plans	18		58			58
Issuance of common stock for conversion of convertible debt	2,672		6,145			6,145
Stock-based compensation			532			532
Warrants exercised	249		862			862
Foreign currency translation adjustment				7		7
Net loss					(5,845)	(5,845)
Balance at December 31, 2014	9,424	$1	$98,133	$469	$(88,830)	$9,773

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY FOCUS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

(amounts in thousands)

	2014	2013	2012
Cash flows from operating activities:
Net loss	$(5,845)	$(2,361)	$(5,709)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on impairment	-	933	672
Depreciation	226	660	637
Stock-based compensation	532	201	200
Settlement of acquisition obligations	-	(892)	-
Provision for doubtful accounts receivable	37	(24)	147
Amortization of intangible assets	55	228	419
Amortization of discounts on long-term borrowings and acquisition related liabilities	2,815	443	236
Amortization of loan origination fees	140	159	113
Change in estimate of contingent liabilities	-	12	(102)
Loss (gain) on sale of discontinued operations	30	(3,915)	-
Loss (gain) on dispositions of property and equipment	51	6	(3)
Change in operating assets and liabilities:
Accounts receivable, inventories, and other assets	(2,630)	(808)	(3,158)
Accounts payable and accrued liabilities	3,843	(1,477)	(107)
Deferred revenue	(679)	(380)	(311)
Total adjustments	4,420	(4,854)	(1,257)
Net cash used in operating activities	(1,425)	(7,215)	(6,966)

Cash flows from investing activities:
Net (payments) proceeds from the sale of discontinued operations	(30)	4,816	-
Proceeds from the sale of property and equipment	130	-	3
Acquisitions of property and equipment	(221)	(213)	(332)
Net cash (used in) provided by investing activities	(121)	4,603	(329)

Cash flows from financing activities:
Proceeds from issuances of common stock, net	5,952	-	4,801
Proceeds from exercise of stock options and purchases through employee stock purchase plan	58	48	25
Proceeds from other borrowings	-	6,124	1,500
Payments on other borrowings	(223)	(304)	(886)
Net borrowings (repayments) on credit line borrowings	453	(1,590)	889
Net cash provided by financing activities	6,240	4,278	6,329

Effect of exchange rate on cash and cash equivalents	(23)	13	11

Net increase (decrease) in cash and cash equivalents	4,671	1,679	(955)
Cash and cash equivalents, beginning of year	2,860	1,181	2,136
Cash and cash equivalents, end of year	$7,531	$2,860	$1,181

(continued on the following page)

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY FOCUS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31,

(amounts in thousands)

	2014	2013	2012
Classification of cash and cash equivalents:
Cash and cash equivalents	$7,126	$2,266	$929
Restricted cash held	105	94	252
Cash held in escrow	300	500	-
Cash and cash equivalents, end of year	$7,531	$2,860	$1,181

Supplemental information:
Cash paid in year for interest	$305	$482	$186

Non-cash investing and financing activities:
Fully depreciated assets disposed of	$1,265	$2,670	$2
Non-cash charge to write-off of remaining unamortized discount on convertible debt	$2,287	$204	$-
Conversion of subordinated convertible debt	$6,145	$1,500	$-

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF OPERATIONS

Energy Focus, Inc. and its subsidiaries engage in the design, development, manufacturing, marketing, and installation of energy-efficient lighting systems and solutions where we have historically served two segments:

●

In our products segment, we provide military, general commercial and industrial energy-efficient lighting offerings. In 2013, we sold and discontinued our pool products business, and are focusing our resources solely on our LED lighting retrofit business.

●

In our solutions segment, we provide turnkey, high-quality, energy-efficient lighting application alternatives, primarily to the existing public-sector building market. During the third quarter of 2014, we began shifting our focus away from the turnkey solutions business to align our resources with developing and selling our LED products.

Additionally, research and development remains a key focus for us. Our research and development team is dedicated to developing and designing leading-edge technology LED lighting products, and we have curtailed our efforts on bidding on research contracts and grants.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies of our Company, which are summarized below, are consistent with U.S. GAAP and reflect practices appropriate to the business in which we operate.

Reverse stock split

At our annual meeting of stockholders held on July 15, 2014, the stockholders approved an amendment to the Certificate of Incorporation, as described in our proxy statement dated June 26, 2014, to effect a reverse stock split of our outstanding common stock at a ratio ranging from 1 -for- 7 to 1 -for- 15, with such ratio determined by our Board of Directors in its discretion without further approval from the stockholders. The Board of Directors subsequently authorized proceeding with the reverse stock split at a ratio of 1 -for- 10. On July 16, 2014, we filed a Certificate of Amendment to our Certificate of Incorporation effecting the reverse stock split effective at 5pm ET on July 16, 2014. Immediately after the July 16, 2014 effective date, we had 8,024,813 shares of common stock issued and outstanding. All share and per share amounts have been retroactively restated to reflect the reverse split. Effective at the same time as the reverse split, the authorized number of shares of our common stock was proportionately decreased from 150,000,000 shares to 15,000,000 shares. The par value remained the same.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods presented. Estimates include, but are not limited to, the establishment of reserves for accounts receivable, sales returns, inventory obsolescence and warranty claims; the useful lives for property, equipment, and intangible assets; revenues recognized on a percentage-of-completion basis; and stock-based compensation. In addition, estimates and assumptions associated with the determination of the fair value of financial instruments and evaluation of goodwill and long-lived assets for impairment requires considerable judgment. Actual results could differ from those estimates and such differences could be material.

Reclassifications

Certain prior year amounts have been reclassified within the Consolidated Financial Statements and related notes thereto, to be consistent with current year presentation.

Basis of presentation

The financial statements include the accounts of the Company and its subsidiaries, Energy Focus LED Solutions, LLC (“EFLS”) in Solon, Ohio, and Crescent Lighting Limited (“CLL”) located in the United Kingdom. All significant inter-company balances and transactions have been eliminated.

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

Revenues and profits from our solutions segment are generally recognized by applying percentage-of-completion for the period to the estimated profits for the respective contracts. Percentage-of-completion is determined by relating the actual cost of the work performed to date to the current estimated total cost of the respective contracts. When the estimate on a contract indicates a loss, our policy is to record the entire loss during the accounting period in which it is estimable. In the ordinary course of business, at a minimum on a quarterly basis, we prepare updated estimates of the total forecasted revenue, cost and profit or loss for each contract. The cumulative effect of revisions in estimates of the total forecasted revenue and costs during the course of the work is reflected in the accounting period in which the facts that caused the revision become known. The financial impact of these revisions to any one contract is a function of both the amount of the revision and the percentage-of-completion of the contract. Historically, revenues from our solutions segment were generally from larger contracts that ranged from three to eighteen months in duration.

In accordance with normal practices in the industry, we include in current assets and current liabilities amounts related to contracts realizable and payable. Billings in excess of costs and estimated earnings on uncompleted contracts represent the excess of contract billings to date over the amount of contract costs and profits (or contract revenue) recognized to date on a percentage-of-completion basis. Costs and estimated earnings in excess of billings on uncompleted contracts represent the excess of contract costs and profits (or contract revenue) recognized to date on the percentage-of-completion basis over the amount of contract billings to date on the remaining contracts. See Note 8, Contracts in progress, for additional information.

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

Cash and cash equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2014, we had $7.5 million in cash on deposit with financial institutions located in the United States, of which $105 thousand was designated as restricted cash and relates to funds to be used exclusively for a research and development project with the National Shipbuilding Research Program. Additionally, our cash balance at December 31, 2014 included $300 thousand of the purchase price from the sale of our pool products business in escrow to secure our obligations of the sale, subject to the resolution of outstanding buyer claims.

At December 31, 2014, we had cash of $4 thousand on deposit with a European bank in the United Kingdom.

ENERGY FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories

We state inventories at the lower of standard cost (which approximates actual cost determined using the first-in-first-out method) or market value. We establish provisions for excess and obsolete inventories after evaluation of historical sales, current economic trends, forecasted sales, product lifecycles, and current inventory levels. Charges to cost of sales for excess and obsolete inventories from continuing operations amounted to $95 thousand, $109 thousand and $111 thousand in 2014, 2013 and 2012, respectively.

Accounts receivable

Our customers are concentrated in the United States and Europe. In the normal course of business, we extend unsecured credit to our customers related to the sale of our services and products. Typical credit terms require payment within 30 to 60 days from the date of delivery or service. We evaluate and monitor the creditworthiness of each customer on a case-by-case basis. We also provide allowances for sales returns and doubtful accounts based on our continuing evaluation of our customers’ ongoing requirements and credit risk. We write-off accounts receivable when we deem that they have become uncollectible and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. We do not generally require collateral from our customers.

Retainage receivable

Our solutions segment sales are normally subject to a holdback of a percentage of the sale as retainage. This holdback is recorded in our Consolidated Balance Sheets as “Retainage receivable.” Retainage is a portion of the total bid price of a project held back by a customer until the project is complete and functioning satisfactorily according to the contract terms. Retainage percentages typically range from 5 percent to 10 percent and are collected anywhere from three to eighteen months from the inception of the project. At December 31, 2014 we had no retainage receivable outstanding from our customers. For the year ended December 31, 2013, we had retainage receivable from our customers totaling $577 thousand.

Income taxes

As part of the process of preparing the Consolidated Financial Statements, we are required to estimate our income tax liability in each of the jurisdictions in which we do business. This process involves estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items, such as deferred revenues, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our Consolidated Balance Sheet. We then assess the likelihood that these deferred tax assets will be recovered from future taxable income and, to the extent that we believe that it is more likely than not that the deferred tax assets will not be recovered, or is unknown, we establish a valuation allowance.

Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets. At December 31, 2014 and 2013, we had a full valuation allowance recorded against our deferred tax assets in the United States due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward. The valuation allowance is based upon our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable.

At December 31, 2014, we had net operating loss carry-forwards of approximately $75.4 million for federal, state, and local income tax purposes. However, due to changes in our capital structure, approximately $23.9 million of this amount is available after the application of IRC Section 382 limitations. If not utilized, these carry-forwards will begin to expire in 2021 for federal purposes, and have begun to expire for state and local purposes. Please refer to Note 14, Income Taxes, for additional information.

Collateralized assets

During the fourth quarter of 2014, $1.0 million of cash collateral related to our surety bonding program associated with EFLS was refunded to us by the surety carrier, as it was determined that the collateral was no longer needed.

ENERGY FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair value measurements

The carrying amounts of certain financial instruments including cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short maturities. Based on borrowing rates currently available to us for loans with similar terms, the carrying value of long-term debt obligations also approximates fair value.

Long-lived assets

Property and equipment are stated at cost and include expenditures for additions and major improvements. Expenditures for repairs and maintenance are charged to operations as incurred. We use the straight-line method of depreciation over their estimated useful lives of the related assets (generally two to fifteen years) for financial reporting purposes. Accelerated methods of depreciation are used for federal income tax purposes. When assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the Consolidated Statement of Operations. Refer to Note 5, Property and equipment and assets held for sale, included in Item 8 for additional information.

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

Long-lived assets, other than goodwill, are reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Events or circumstances that would result in an impairment review primarily include operations reporting losses, a significant change in the use of an asset, or the planned disposal or sale of the asset. The asset would be considered impaired when the future net undiscounted cash flows generated by the asset are less than its carrying value. An impairment loss would be recognized based on the amount by which the carrying value of the asset exceeds its fair value, as determined by quoted market prices (if available) or the present value of expected future cash flows. On December 31, 2013, we recorded an impairment charge of $608 thousand for assets that were held for sale at December 31, 2013. These assets were subsequently sold in the first quarter of 2014 for $130 thousand, which was the carrying value after the impairment charge. See Note 5, Property and equipment and assets held for sale, included in Item 8 for additional information.

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

At December 31, 2014 and 2013, five customers accounted for 93 percent and 58 percent, respectively, of net trade receivables, including retainage receivable. For 2014, 2013 and 2012, the top four customers accounted for 67.1 percent, 36 percent, and 42 percent of net sales, respectively.

ENERGY FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

A reconciliation of basic and diluted loss per share is provided as follows (in thousands, except per share amounts):

	For the year ended December 31,
	2014	2013	2012
Basic and diluted loss per share:
Net loss	$(5,845)	$(2,361)	$(5,709)

Weighted average shares outstanding	7,816	4,779	4,132

Basic and diluted loss per share	$(0.75)	$(0.49)	$(1.38)

Options, warrants and convertible securities representing approximately 818,832, 1,955,809, and 1,138,280 shares of common stock were excluded from the loss per share calculation for years ended December 31, 2014, 2013, and 2012, respectively, because their inclusion would have been anti-dilutive.

Stock-based compensation

We recognize compensation expense based on the estimated grant date fair value under the authoritative guidance. Management applies the Black-Scholes option pricing model to value stock options issued to employees and directors, and applies judgment in estimating key assumptions that are important elements of the model in expense recognition. These elements include the expected life of the option, the expected stock-price volatility, and expected forfeiture rates. Compensation expense is generally amortized on a straight-line basis over the requisite service period, which is generally the vesting period. See Note 13, Stockholders’ equity, for additional information. Common stock, stock options, and warrants issued to non-employees that are not part of an equity offering are accounted for under the applicable guidance under ASC 505-50, Equity-Based Payments to Non-Employees, and are generally re-measured at each reporting date until the awards vest.

Foreign currency translation

Our international subsidiary uses its local currency as its functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense accounts are translated at average exchange rates during the year. Resulting translation adjustments are recorded directly to “Accumulated other comprehensive income” within the Consolidated Statements of Stockholders’ Equity. Foreign currency transaction gains and losses are included as a component of “Other (expense)/income.” Gains and losses from foreign currency translation are included as a separate component of “Other comprehensive loss” within the Consolidated Statements of Comprehensive Loss.

ENERGY FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising expenses

Advertising expenses are charged to operations in the period incurred. They consist of costs for the placement of our advertisements in various media and the costs of demos provided to potential distributors of our products. Advertising expenses from continuing operations were $292 thousand, $112 thousand, and $164 thousand for the years ended December 31, 2014, 2013 and 2012, respectively.

Shipping and handling costs

We include shipping and handling revenues in net sales, and shipping and handling costs in cost of sales.

Product warranties

We warrant finished goods against defects in material and workmanship under normal use and service for periods generally between one and five years for products and labor. Settlement costs consist of actual amounts expensed for warranty services which are largely a result of third-party service calls, and the costs of replacement products. A liability for the estimated future costs under product warranties is maintained for products outstanding under warranty and is included in “Accrued liabilities” in our Consolidated Balance Sheets. The warranty activity for the respective years is as follows (in thousands):

	At December 31,
	2014	2013

Balance at the beginning of the year	$75	$159
Accruals for warranties issued	183	60
Settlements made during the year (in cash or in kind)	(70)	(144)
Accrued warranty expense	$188	$75

Recent accounting standards and pronouncements

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue Recognition - Revenue from Contracts with Customers, which is a comprehensive revenue recognition standard that will supersede nearly all of the existing revenue recognition guidance under U.S. GAAP. The standard is effective for interim and annual periods beginning after December 15, 2016, and either full retrospective adoption or modified retrospective adoption is permitted. We are in the process of evaluating the impact of the standard.

NOTE 3. DISCONTINUED OPERATIONS

On November 26, 2013, we announced the sale of our pool products business for a cash purchase price of $5.2 million. Under the terms of the Purchase Agreement, we sold substantially all of the assets associated with the pool products business and the buyer assumed certain related liabilities. In connection with the sale, we and the buyer entered into a transition services agreement that continued until April 30, 2014, under which we provided services to transition the pool products business to the buyer. In addition, the Purchase Agreement contains representations, warranties and covenants of us and the buyer and prohibits us from competing with the buyer in the pool business for a period of five years following the closing. The Purchase Agreement also provided for an escrow of $500 thousand of the purchase price to secure customary indemnification obligations with respect to our representations, warranties, covenants and other obligations under the Purchase Agreement. Under the terms of the Purchase Agreement, the first of five $100 thousand scheduled escrow releases commenced on March 25, 2014, and was to continue on the 25th day of each of the next four subsequent months. As of December 31, 2014, $200 thousand of the cash held in escrow had been released to us and $300 thousand remained in escrow subject to the resolution of outstanding buyer claims. For more information on the status of the remaining cash in escrow, please refer to Note 17, Legal matters, included in this Annual Report.

ENERGY FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the sale, we recognized a loss of $30 thousand, and a gain of $3.9 million, net of transition costs, for the years ended December 31, 2014 and 2013, respectively, calculated as follows (in thousands):

	For the year ended
	December 31,
	2014	2013

Proceeds from sale	$-	$5,200
Less:
Trade accounts receivable, net	-	554
Inventories, net	-	721
Prepaid and other current assets	-	109
Property and equipment, net	-	73
Transaction costs	30	395
Plus:
Accounts payable	-	269
Accrued liabilities	-	298
(Loss) gain on sale of discontinued operations	$(30)	$3,915

As a result of selling the pool products business, we have eliminated all net sales and expenses associated with this business from the Consolidated Statements of Operations, and have reported the net (loss) income from those activities as “discontinued operations” for the years presented in this Annual Report. There were no revenues from discontinued operations for the year ended December 31, 2014, and there were revenues of $4.5 million and $6.5 million for the years ended December 31, 2013 and 2012, respectively. We recognized expenses of $20 thousand, $3.8 million, and $5.6 million for the years ended December 31, 2014, 2013, and 2012, respectively.

NOTE 4. INVENTORIES

Inventories are stated at the lower of standard cost (which approximates actual cost determined using the first-in, first-out cost method) or market and consists of the following, net of reserves (in thousands):

	At December 31,
	2014	2013

Raw materials	$3,183	$1,611
Finished goods	4,100	899
Inventories, net	$7,283	$2,510

ENERGY FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. PROPERTY AND EQUIPMENT AND ASSETS HELD FOR SALE

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets and consist of the following (in thousands):

	At December 31,
	2014	2013

Equipment (useful life 3 - 15 years)	$1,495	$2,080
Tooling (useful life 2 - 5 years)	865	769
Furniture and fixtures (useful life 5 years)	92	115
Computer software (useful life 3 years)	452	521
Leasehold improvements (the shorter of useful life or lease life)	572	589
Construction in progress	18	9
Property and equipment at cost	3,494	4,083
Less: accumulated depreciation	(3,015)	(3,547)
Property and equipment, net	$479	$536

Depreciation expense was $226 thousand, $660 thousand and $637 thousand for the years ended December 31, 2014, 2013 and 2012, respectively.

Assets held for sale

As a result of selling our pool products business in November 2013, and the closing of our facilities in Pleasanton, California, we performed an evaluation of property and equipment located in California. In performing this evaluation, we sought out a buyer for the assets which we no longer had use, and recorded an impairment charge of $608 thousand in 2013. The impairment charge represented the difference between the fair value and the carrying value of the asset group. These assets were reclassified on the Consolidated Balance Sheets under the caption “Assets held for sale” at December 31, 2013, and were subsequently sold in 2014 for $130 thousand; the carrying value of the assets after the impairment charge.

NOTE 6. INTANGIBLE ASSETS

The following table summarizes information related to the net carrying value of intangible assets (in thousands):

	Amortization	At December 31,
	Life (in years)	2014	2013

Customer relationships	5	$-	$55

Amortization expense for intangible assets subject to amortization was $55 thousand, $228 thousand, and $419 thousand for the years ended December 31, 2014, 2013 and 2012, respectively. Customer relationships are amortized over their expected useful lives on an accelerated method that approximates the cash flows associated with those relationships. At December 31, 2014, the Customer relationships were fully amortized.

ENERGY FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. ACCRUED LIABILITIES:

Accrued current liabilities consisted of the following (in thousands):

	At December 31,
	2014	2013

Accrued sales commissions and incentives	$245	$280
Accrued warranty expense	188	75
Accrued legal and professional fees	132	50
Accrued payroll and related benefits	541	299
Separation accrual	251	247
Accrued taxes	9	137
Accrued other expenses	31	130
Total accrued liabilities	$1,397	$1,218

NOTE 8. CONTRACTS IN PROGRESS

Billings in excess of costs and estimated earnings on uncompleted contracts as of the years indicated are summarized in the following table (in thousands):

	At December 31,
	2014	2013

Costs incurred on umcompleted contracts	$6,707	$7,347
Estimated earnings	1,507	1,603
	8,214	8,950
Less: billings to date	8,237	9,569
Total	$(23)	$(619)

Balance sheet classification:
Costs and estimated earnings in excess of billings on uncompleted contracts	$-	$145
Billings in excess of costs and estimated earnings on uncompleted contracts	(23)	(764)
Total	$(23)	$(619)

NOTE 9. DEBT

Credit facilities

On December 22, 2011, we entered into a $4.5 million revolving line of credit (“credit facility”) with Rosenthal & Rosenthal. The total loan amount available to us under the line of credit is equal to 85 percent of our net, eligible receivables, plus available inventory (50 percent of the lower of cost or market value of eligible inventory, or $250 thousand, whichever is less). The credit facility is secured by a lien on our domestic assets. The interest rate for borrowing on accounts receivable is 8.5 percent, on inventories 10 percent, and on overdrafts 13 percent. Additionally, there is an annual 1 percent facility fee on the entire $4.5 million amount of the credit facility payable at the beginning of the year. The agreement automatically renews from year to year after December 31, 2014, unless we provide the requisite notice to Rosenthal. Additionally, Rosenthal has the right to terminate the agreement by providing the 60 days written notice to us. We have not received such notice from Rosenthal. We are required to comply with certain financial covenants, measured quarterly, including, as defined in the agreement: a tangible net worth amount and a working capital amount. We were in compliance with the financial covenants as of December 31, 2014. Borrowings under the revolving line of credit were $453 thousand at December 31, 2014, and are recorded in the Consolidated Balance Sheets as a current liability under the caption “Credit line borrowings.” At December 31, 2013, there was a debit/negative balance on this line of credit in the amount of $218 thousand, which is included in the Consolidated Balance Sheets under the caption, “Cash and cash equivalents.” At December 31, 2014, there was approximately $2.3 million available for us to borrow under this line of credit.

ENERGY FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additionally, our subsidiary in the United Kingdom has an invoice discounting arrangement whereby the amount available for borrowing is based on 80 percent of their eligible sales ledger. The interest rate for borrowing under this arrangement is 3.02 percent. There were no borrowings under this arrangement at December 31, 2014 and 2013, respectively.

Borrowings

The components of our debt at December 31, 2014 and 2013 are summarized in the table below (in thousands):

	At December 31,
	2014	2013

Unsecured convertible notes (1)	$-	$6,145
Cognovit note - Keystone Ruby, LLC (2)	-	223
Unsecured promissory note - Quercus Trust (3)	70	70
Discounts on long-term debt (4)	-	(2,368)
Long-term debt	70	4,070

Less: current maturities of long-term debt	-	(59)

Long-term debt, net of current maturities	$70	$4,011

(1)

Effective on March 31, 2014, the holders of the unsecured convertible notes converted the outstanding principal amount of $6.15 million into 2,671,739 shares of our common stock. As consideration for entering into agreements to convert their notes, the note holders received additional interest paid at the stated rate of the notes of 5 percent through September 30, 2014. At December 31, 2014, all of the additional interest had been paid to the note holders.

(2)	At December 31, 2014, the remaining balance on the cognovit note – Keystone Ruby, LLC, had been repaid in full. The note matured on April 1, 2017 and accrued interest at a rate of 10 percent.

(3)	Note matures on June 1, 2109 and bears interest at 1 percent.

(4)

In relation to the conversion of the outstanding notes, we incurred a one-time charge of $2.7 million, including a non-cash charge of $2.3 million to write-off the remaining unamortized discount associated with the notes, $154 thousand for the additional six months interest as described in (1) above, and $293 thousand to write-off the remaining loan origination costs incurred in connection with the convertible notes.

Future maturities of remaining long-term debt are summarized in the table below (in thousands):

For the year ending December 31,	Long-term Debt

2015	$-
2016	-
2017	-
2018	-
2019 and thereafter	70
Long-term debt	70

Less: current maturities of long-term debt	-

Long-term debt, net of current maturities	$70

ENERGY FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. RESTRUCTURING

During the third quarter of 2013, we relocated our manufacturing operations from a contract manufacturing facility located in Mexico to our facilities located in Pleasanton, California and Solon, Ohio. The Consolidated Statements of Operations include $80 thousand in “Restructuring” costs incurred for severance paid to Mexican contract employees as required by the production share agreement, as amended, between us and the contract manufacturer. As a result of the sale of our pool products business in November 2013, we relocated our manufacturing operations that were in Pleasanton, California to Solon, Ohio. This activity was completed by March 2014, and the cost was negligible.

NOTE 11. SETTLEMENT OF ACQUISITION OBLIGATIONS

On June 28, 2013, we entered into a Settlement Agreement with EFLS, TLC Investments, LLC, Jamie Hall, and Robert E. Wilson, terminating the Membership Interest Purchase Agreement and related agreements that the parties had entered into at the end of December 2009 in connection with our acquisition of Stones River Companies, LLC, now referred to as “EFLS.” As part of the Settlement Agreement, our obligation to pay a $500 thousand special fee and a $500 thousand convertible promissory note including interest of $92 thousand were cancelled in their entirety in exchange for a $200 thousand payment and the forgiveness of a net receivable due to us of $78 thousand. Additionally, we recognized a $66 thousand favorable adjustment related to the change in the estimate of a performance-related contingent obligation for a 2.5 percent payout based upon the fair value of projected annual billings of EFLS. See Note 12, Commitments and contingencies, for further information.

The classification of these items in our Consolidated Statements of Operations is shown below (in thousands):

	For the year ended
	December 31,
	2013	2012
Change in estimate of contingent liabilities:
Forgiveness of net receivable due to us	$78	$-
Adjustment to performance-related contingent obligation	(66)	(102)
Net line item expense	$12	$(102)

Settlement of acquisition obligations:
Forgiveness of special fee	$500	$-
Forgiveness of convertible promissory note, including interest	592	-
Payment by us	(200)	-
Net line item income	$892	$-

As a provision of the Settlement Agreement, we agreed to discontinue using the name Stones River Companies and any variant thereof by July 1, 2014. As a result of this provision, we wrote off the remaining $325 thousand of the intangible asset for the Tradename during the second quarter of 2013.

NOTE 12. COMMITMENTS AND CONTINGENCIES

We lease certain equipment, manufacturing, warehouse and office space under non-cancelable operating leases expiring through 2019 under which we are responsible for related maintenance, taxes, and insurance. Future minimum non-cancelable lease commitments are as follows (in thousands):

For the year ending December 31,	Minimum Lease Commitments
2015	$442
2016	440
2017	276
2018	176
2019 and thereafter	131
Total commitment	$1,465

ENERGY FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain leases included above contain escalation clauses and, as such, rent expense was recorded on a straight-line basis over the term of the lease. Net rent expense from continuing operations was $439 thousand, $502 thousand and $476 thousand for the years ended December 31, 2014, 2013, and 2012, respectively.

In connection with the acquisition of EFLS in December 2009, we recorded a performance-related contingent obligation in related to a 2.5 percent payout payable over 42 months commencing January 1, 2010 and based upon the fair value of projected annual billings of the acquired business, and a $500 thousand fee if the market price of our common stock is not equal to or greater than $2.00 per share for at least twenty trading days between June 30, 2010 and June 30, 2013 (due on June 30, 2013). We accrued for each of these contingent liabilities at their respective fair values at the time of the acquisition. For the years ending December 31, 2013 and 2012, we paid $206 thousand and $186 thousand, respectively, relating to the 2.5 percent payout.

In the fourth quarter of 2012, we reassessed the carrying value of the contingent liability related to the 2.5 percent payout and, based upon revised projected future billings, subsequently recorded a reduction to the contingent liability of $102 thousand, which has been recorded in the Consolidated Statements of Operations under the caption “Change in estimate of contingent liabilities.”

On June 28, 2013, we entered into a Settlement Agreement with EFLS, TLC Investments, LLC, Jamie Hall, and Robert E. Wilson, terminating the Membership Interest Purchase Agreement related to the acquisition of Stones River Companies, LLC, now known as EFLS. As part of the Settlement Agreement, our obligation to pay a $500 thousand special fee and a $500 thousand convertible promissory note including interest of $92 thousand were cancelled in their entirety. Additionally, we recorded at $66 thousand favorable adjustment related to the 2.5 percent payout discussed above. See Note 11, Settlement of acquisition obligations. At December 31, 2012, we had recorded a current liability related to these contingent obligations of $728 thousand under the caption “Accrued liabilities” in the Consolidated Balance Sheets.

NOTE 13. STOCKHOLDERS’ EQUITY

Public offering

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

As part of the underwriting agreement, we issued a warrant for 47,000 shares to the underwriter representing four percent of the number of shares of common stock sold in the offering at an issue price of $5.40 per share representing 120 percent of the public offering price of the shares of common stock. In conjunction with the registered offering, our common stock began trading on The NASDAQ Capital Market (“NASDAQ”) under the symbol EFOI on August 7, 2014. For a complete description of the details of the registered offering, reference is made to the registration statement on Form S-1 filed with the SEC on May 21, 2014 and amended on July 22, 2014, July 25, 2014 and August 4, 2014 and the final prospectus contained therein filed on August 6, 2014.

Convertible debt

Between the fourth quarter of 2012 and October of 2013, we entered into unsecured convertible notes totaling $7.6 million. The notes were convertible into shares of our common stock at $2.30 per share at various dates beginning on April 2013 through February 2014. As of March 31, 2014, all of the convertible debt had been converted into $3.3 million shares of our common stock.

Private placement

Between February 29, 2012 and March 2, 2012, we raised $4.9 million by entering into Securities Purchase Agreements with ten investors, under which we sold 1,960,000 units, each of which consists of one share of our common stock, and one-half warrant to purchase one share of common stock. Each warrant was immediately separable from the unit and immediately exercisable, and will expire three years from the date of issuance. We used the proceeds of the offering to retire debt and for working capital purposes. Eight of the ten investors were new investors and the largest investment from any single investor was $1.0 million.

ENERGY FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants

We have issued warrants in conjunction with various equity issuances, debt financing arrangements, and sales incentives. Additionally, there was a warrant issued to a former employee in 2013 as part of the sales of our pool products business.

A summary of warrant activity was as follows:

	Warrants Outstanding	Weighted Average Exercise Price During Period

Balance, December 31, 2011	325,638	$14.17
Warrants issued	980,000	5.40
Balance, December 31, 2012	1,305,638	7.60
Warrants issued	2,549	3.49
Warrants expired	(200,638)	19.70
Balance, December 31, 2013	1,107,549	4.41
Warrants issued	147,000	4.65
Warrants exercised	(285,000)	3.87
Balance, December 31, 2014	969,549	$4.61

Exercisable, December 31, 2014	822,549	$4.60

The number of warrants and weighted average remaining life (in years) by price for outstanding and exercisable warrants at December 31, 2014 was as follows:

WARRANTS OUTSTANDING			WARRANTS EXERCISABLE
Exercise Price	Number of Shares Outstanding	Weighted Average Remaining Contractual Life	Number of Shares Exercisable	Weighted Average Exercise Price

$0.10	5,000	0.2	5,000	$0.10
$3.49	2,549	1.9	2,549	3.49
$4.30	880,000	0.5	780,000	4.30
$5.40	47,000	4.6	-	-
$12.00	35,000	0.2	35,000	12.00
	969,549	0.7	822,549	$4.60

Stock-based compensation

On May 6, 2014, our Board of Directors approved the Energy Focus, Inc. 2014 Stock Incentive Plan (the “2014 Plan”). The 2014 Plan was approved by the stockholders at our annual meeting on July 15, 2014, after which no further awards could be issued under the Energy Focus, Inc. 2008 Incentive Stock Plan (the “2008 Plan”). The 2014 Plan allows for awards up to 600,000 shares of common stock and expires on July 15, 2024. We have two other equity-based compensation plans under which options are currently outstanding; however, no new awards may be granted under these plans. Generally, stock options are granted at fair market value and expire ten years from the grant date. Employee grants generally vest in three or four years, while grants to non-employee directors generally vest in one year. The specific terms of each grant are determined by our Board of Directors.

ENERGY FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February of 2013, executive officers and certain other management level employees were awarded options with vesting criteria based upon our performance relative to our annual operating plan. Due to the financial performance for 2013, these options did not vest and were cancelled effective December 31, 2013. In November 2013, as a result of the sale of the pool products business, our Board of Directors approved the acceleration of the vesting of 7,000 options with a grant price of $2.30 per share for those employees who were being terminated as part of the sale. Additionally, the period in which these grants could be exercised was extended from three months from the date of termination to one year.

We granted 5,122 restricted stock units during the third quarter of 2013; however, 1,463 were forfeited in 2013 and 2,439 were forfeited in 2014. The remaining 1,220 shares vested in July of 2014. The fair market value on the date of grant was $4.10 per share, and the shares vested one year from the grant date.

Stock-based compensation expense is attributed to the granting of stock options and restricted stock awards. For all stock-based awards, we recognize compensation expense using a straight-line amortization method.

The impact on our results for stock-based compensation was as follows (in thousands):

	For the year ended December 31,
	2014	2013	2012

Cost of sales	$14	$5	$-
Research and development	8	28	27
Selling, general, and administrative	510	168	173
Total stock-based compensation	$532	$201	$200

At December 31, 2014 and 2013, we had unamortized stock compensation expense of $387 thousand and $189 thousand, respectively. The remaining weighted average life was 2.6 and 1.3 years as of December 31, 2014 and 2013, respectively.

Stock options

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. Estimates utilized in the calculation include the expected life of the option, risk-free interest rate, and expected volatility, and are further comparatively detailed as follows:

	2014	2013	2012

Fair value of options issued	$3.62	$2.15	$4.70
Exercise price	$4.69	$2.99	$8.60
Expected life of option (in years)	5.7	7.0	5.6
Risk-free interest rate	1.8%	1.4%	0.8%
Expected volatility	97.9%	92.0%	59.0%
Dividend yield	0%	0%	0%

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

ENERGY FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Options outstanding under all plans at December 31, 2014 have a contractual life of ten years, and vesting periods between one and four years. A summary of option activity under all plans was as follows:

	Number of Options	Weighted Average Exercise Price Per Share

Outstanding at December 31, 2011	231,850	$22.80
Granted	12,000	2.70
Cancelled	(25,392)	22.20
Outstanding at December 31, 2012	218,458	22.00
Granted	207,950	3.15
Cancelled	(138,220)	7.74
Exercised	(2,000)	5.15
Outstanding at December 31, 2013	286,188	15.30
Granted	326,250	4.76
Cancelled	(145,873)	12.38
Exercised	(7,294)	2.30
Outstanding at December 31, 2014	459,271	$8.95

Vested and expected to vest at December 31, 2014	425,890	$7.99

Exercisable at December 31, 2014	269,079	$11.79

The “Expected to Vest” option are the unvested options that remain after applying the pre-vesting forfeiture rate assumption to total unvested options. The total intrinsic value of options exercised during 2014 was $29 thousand. The total intrinsic value of options outstanding and options exercisable at December 31, 2014 was $332 thousand and $246 thousand, respectively, which was calculated using the closing stock price at the end of the year of $4.93 per share less the option price of the in-the-money grants.

The options outstanding at December 31, 2014 have been segregated into ranges for additional disclosure as follows:

OPTIONS OUTSTANDING						OPTIONS EXERCISABLE
Range of Exercise Prices			Number of Shares Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$2.30	-	$3.90	73,464	8.2	$2.34	66,575	8.2	$2.33
$4.10	-	$4.10	166,250	9.0	4.10	84,722	9.0	4.10
$4.50	-	$5.90	96,156	9.0	5.31	35,263	9.2	4.99
$5.95	-	$7.60	53,250	9.0	6.32	12,732	6.7	6.89
$10.20	-	$96.00	70,151	3.9	34.35	69,787	3.9	34.47
			459,271	8.1	$8.95	269,079	7.4	$11.79

ENERGY FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted stock

In the past we have issued restricted stock to Executive Officers and Directors in lieu of paying cash compensation or Directors’ fees.

The following table shows a summary of restricted stock activity:

	Restricted Stock Outstanding	Weighted Average Grant Date Fair Value

At December 31, 2011	41,461	7.31
Granted	-	-
Vested	-	-
At December 31, 2012	41,461	7.31
Granted	-	-
Vested	(5,592)	7.31
At December 31, 2013	35,869	7.31
Granted	-	-
Vested	(35,869)	7.31
At December 31, 2014	-	-

Employee stock purchase plans

In September 2013, our stockholders approved the 2013 Employee Stock Purchase Plan (the “2013 Plan”) to replace the 1994 prior purchase plan. A total of 500,000 shares of common stock have been reserved for issuance under the 2013 Plan. The 2013 Plan permits eligible employees to purchase common stock through payroll deductions at a price equal to the lower of 85 percent of the fair market value of our common stock at the beginning or end of the offering period. Employees may end their participation at any time during the offering period, and participation ends automatically upon termination of employment with us. During 2014, 2013 and 2012, employees purchased 9,932, 17,655, and 18,552 shares, respectively. At December 31, 2014, 484 thousand shares remained available for purchase under the 2014 Plan.

NOTE 14. INCOME TAXES

We file income tax returns in the United States federal jurisdiction, as well as in various states and foreign jurisdictions. With few exceptions, we are no longer subject to United States federal, state, and local, or non-United States income tax examinations by tax authorities for years before 2011. Our practice is to recognize interest and penalties related to income tax matters in income tax expense when and if they become applicable. At December 31, 2014 and 2013, respectively, there were no accrued interest and penalties related to uncertain tax positions.

The following table shows the components of benefit from income taxes (in thousands):

	For the year ended December 31,
	2014	2013	2012
Current:
State	$2	$-	$-
Benefit from income taxes	$2	$-	$-

ENERGY FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the geographic components of pretax loss from continuing operations between United States and foreign subsidiaries (in thousands):

	For the year ended December 31,
	2014	2013	2012

United States	$(4,777)	$(6,774)	$(6,338)
Foreign subsidiaries	(1,020)	(173)	(238)
Loss from continuing operations before income taxes	$(5,797)	$(6,947)	$(6,576)

The principal items accounting for the difference between income taxes computed at the United States statutory rate and the benefit from income taxes reflected in our Consolidated Statements of Operations are as follows:

	For the year ended December 31,
	2014	2013	2012

United States statutory rate	34.0%	34.0%	34.0%
State taxes (net of federal tax benefit)	0.8	1.3	1.8
Valuation allowance	(18.1)	(19.6)	(27.8)
Interest amortization expense	(18.4)	(6.3)	(3.4)
Other	1.7	(9.4)	(4.6)
	0.0%	0.0%	0.0%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are as follows (in thousands):

	At December 31,
	2014	2013	2012

Allowance for doubtful accounts	$11	$15	$53
Accrued expenses and other reserves	2,144	2,048	2,197
Tax credits, deferred R&D, and other	647	748	907
Net operating loss	8,685	5,535	25,980
Valuation allowance	(11,485)	(8,344)	(29,135)
Net deferred tax assets	$2	$2	$2

Since we believe it is more likely than not that the benefit from net operating loss carry-forwards will not be realized, we have provided a full valuation allowance against our United States deferred tax assets. Net deferred tax assets at December 31, 2014 and December 31, 2013 amounted to $2 thousand, respectively, and resulted from our United Kingdom subsidiary, which has been profitable in prior years. We had no net deferred tax liabilities at December 31, 2014 or 2013. There were no federal tax expenses for our United States operations in 2014, as any expected benefits were offset by an increase in the valuation allowance. Additionally, there was a $2 thousand state tax benefit charged to the Consolidated Statements of Operations for the year ended December 31, 2014.

At December 31, 2014, we had net operating loss carry-forwards of approximately $75.4 million for federal, state, and local income tax purposes. However, due to changes in our capital structure, approximately $23.9 million of this amount is available after the application of IRS Section 382 limitations, as discussed below. If not utilized, these carry-forwards will begin to expire in 2021 for federal purposes and have already started expiring for state and local purposes.

The IRC imposes restrictions on the utilization of various carry-forward tax attributes in the event of a change in ownership, as defined by IRC Section 382. During 2013, we completed an IRC Section 382 review and the results of this review indicate ownership changes have occurred which would cause a limitation on the utilization of carry-forward attributes. Our gross capital loss carry-forwards, net operating loss carry-forwards and research and development credits are all subject to limitation. Under these tax provisions, the limitation is applied first to any capital losses, then to any net operating losses and then to any general business credits. The Section 382 limitation is currently estimated to result in the expiration of $51.5 million of net operating loss carry-forwards and $299 thousand of research and development credits. A valuation allowance has been established to reserve for the potential benefits of the capital loss carry-forwards and the remaining net operating loss carry-forwards in the consolidated financial statements to reflect the uncertainty of future taxable income required to utilize available tax loss carry-forwards.

ENERGY FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. SEGMENTS AND GEOGRAPHIC INFORMATION

We have two reportable segments: products and solutions. The products segment includes the marketing and sale of commercial, industrial, government, military and maritime lighting products, and research and development services. Our products are sold primarily in the United States and Europe through a combination of direct sales employees, independent sales representatives and distributors. Our solutions segment provides turnkey, high-quality, energy-efficient lighting application alternatives, which are designed to enhance total value by positively impacting customer profitability, the environment, and the communities served. During 2014, we shifted our focus away from the turnkey solutions business to align our resources with developing and selling our LED products.

The following summarizes our reportable segment data from continuing operations for the years ended December 31, (in thousands):

	Year ended December 31,
	2014	2013	2012
Solutions:
Net sales	$3,689	$9,847	$10,569
Cost of sales	2,969	8,361	9,150
Gross profit	720	1,486	1,419
Operating expenses:
Selling, general, and administrative	1,199	2,036	2,081
Loss on impairment	-	325	672
Total operating expenses	1,199	2,361	2,753
Segment loss	$(479)	$(875)	$(1,334)

Products:
Net sales	$25,273	$11,686	$12,806
Cost of sales	16,625	8,593	10,253
Gross profit	8,648	3,093	2,553
Operating expenses (income):
Research and development	326	597	368
Selling, general, and administrative	4,753	2,725	2,632
Loss on impairment	-	608	-
Restructuring	-	80	-
Total operating expenses	5,079	4,010	3,000
Segment income (loss)	$3,569	$(917)	$(447)

Reconciliation of segment loss to net loss:
Segment (income) loss:
Solutions	$(479)	$(875)	$(1,334)
Products	3,569	(917)	(447)
Total segment income (loss)	3,090	(1,792)	(1,781)
Operating expenses:
Research and development	709	-	-
Selling, general, and administrative	4,958	4,953	4,231
Change in estimate of contingent liabilities	-	12	(102)
Total operating expenses	5,667	4,965	4,129
Other expenses	(3,220)	(190)	(666)
Loss before income taxes from continuing operations	(5,797)	(6,947)	(6,576)
Benefit from income taxes	2	-	-
Net loss from continuing operations	$(5,795)	$(6,947)	$(6,576)

ENERGY FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a breakdown of net sales from continuing operations for our products segment for the years indicated (in thousands):

	Year ended December 31,
	2014	2013	2012
Products segment net sales:
Commercial	$5,984	$5,966	$8,486
Government	19,214	3,678	2,534
R&D services	75	2,042	1,786
Total products segment net sales	$25,273	$11,686	$12,806

A geographic summary of net sales from continuing operations is as follows (in thousands):

	For the year ended December 31,
	2014	2013	2012

United States Domestic	$26,356	$19,136	$20,363
International	2,606	2,397	3,012
Total net sales	$28,962	$21,533	$23,375

A geographic summary of long-lived assets, which consists of property and equipment, and intangible assets, is as follows (in thousands):

	At December 31,
	2014	2013

United States	$456	$582
International	23	9
Long-lived assets, net	$479	$591

NOTE 16. RELATED PARTY TRANSACTIONS

On December 12, 2012, our Board of Directors appointed James Tu to serve as our non-executive Chairman. On April 30, 2013, Mr. Tu became the Executive Chairman assuming the duties of the Principal Executive Officer. On October 30, 2013 Mr. Tu was appointed Executive Chairman and Chief Executive Officer by the Board of Directors. Mr. Tu is also the Founder, Chief Executive Officer and Chief Investment Officer of 5 Elements Global Advisors, an investment advisory and management company managing the holdings of 5 Elements Global Fund LP, which was a beneficial owner of more than 5 percent of our common stock prior to the August 2014 registered offering. As of December 31, 2014, 5 Elements Global Advisors holds approximately 3.3 percent of our common stock. 5 Elements Global Advisors focuses on investing in clean energy companies with breakthrough, commercialized technologies, and near-term profitability potential. Mr. Tu is also Co-Founder and Managing Partner of Communal International Ltd. (“Communal”), a British Virgin Islands company dedicated to assisting clean energy, solutions-based companies, maximizing technology and product potential and gaining them access to global marketing, distribution licensing, manufacturing and financing resources. Communal has a 50 percent ownership interest in 5 Elements Energy Efficiencies (BVI) Ltd., a beneficial owner of more than 5 percent of our common stock. Yeh-Mei Cheng controls 5 Elements Energy Efficiencies (BVI) Ltd. and owns the other 50 percent. She is Co-Founder of Communal International Ltd. with Mr. Tu and the mother of Simon Cheng, a current member of our Board of Directors and an employee of the Company, and Jennifer Cheng, a member of our Board of Directors from July 25, 2012 to July 15, 2014.

On February 27, 2012, we entered into an Asian Business Development/Collaboration Agreement with Communal. The agreement has a 60 month term, under which we paid $523 thousand to Communal in 2012. We recorded $270 thousand of expense in 2012 under this agreement. Additionally, during the term of the agreement, we will pay Communal a 5 percent commission on the net sales that occur within the territory, as defined by the agreement. We have incurred no commissions due under this agreement through December 31, 2014.

ENERGY FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective January 1, 2013, the Asian Business Development/Collaboration Agreement with Communal was amended to reflect the extension of the terms of the Agreement for an additional twelve months, and the addition of certain services and countries in the territory covered by the Agreement. In connection with the amended and restated Agreement, we paid an additional $425 thousand in 2013 and recorded expense of $226 thousand. During the year ended December 31, 2014, nothing was paid under this Agreement and we recorded expense of $226 thousand. At December 31, 2014, we had $226 thousand included in the caption, “Prepaid and other current assets” in the Consolidated Balance Sheets.

NOTE 17. LEGAL MATTERS

As to matters in which the loss is not considered both probable and estimable, or is considered probable but not estimable, we do not establish an accrual in accordance with current accounting guidance. We are unable to estimate a range of reasonably possible loss for matter described below, since the proceeding is at a stage where significant uncertainty exists as to legal or factual issues and as to whether such matters will proceed to a final arbitration. Based on currently available information, it is possible that a negative outcome could have a material impact on our results for the period in which it occurs and, if applicable, our financial position, results of operations or cash flow in general.

On November 26, 2013, we announced the sale of our pool products business for a cash purchase price of $5.2 million. Under the terms of the Purchase Agreement, we sold substantially all of the assets associated with the pool products business and the buyer assumed certain related liabilities. The Purchase Agreement provided for an escrow of $500 thousand of the purchase price to secure customary indemnification obligations with respect to our representations, warranties, covenants and other obligations under the Purchase Agreement. Under the terms of the Purchase Agreement, the first of five $100 thousand scheduled escrow releases commenced on March 25, 2014, and was to continue on the 25th day of each of the next four subsequent months. As of December 31, 2014, $200 thousand of the cash held in escrow had been released to us and $300 thousand remained in escrow subject to the resolution of outstanding buyer claims. The Purchase Agreement provides that all disputes related to the sale must be resolved through binding arbitration. On February 18, 2015, the buyer filed a claim with the American Arbitration Association (“AAA”) asserting claims for damages of $780 thousand under the Purchase Agreement and relating to product development. We believe the claims are without merit and we intend to defend the arbitration claim and have asserted a counterclaim in the arbitration for the $300 thousand that still remains in escrow. The arbitration is in the very beginning stages and there has been no selection of an arbitrator or date set for a hearing.

In addition to the matter described above, in the ordinary course of business, we may become involved in lawsuits and administrative proceedings. Some of these proceedings may result in fines, penalties, or judgments which, from time to time, may have an impact on its business and financial condition. Although the outcome of such lawsuits or other proceedings cannot be predicted with certainty, we do not believe that any uninsured ultimate liabilities, individually or in the aggregate, will have a material adverse effect on its liquidity, financial position, or results of operations.

SUPPLEMENTARY FINANCIAL INFORMATION TO ITEM 8.

The following table sets forth our selected unaudited financial information for the four quarters in the periods ended December 31, 2014 and 2013, respectively. This information has been prepared on the same basis as the audited financial statements and, in the opinion of management, contains all adjustments necessary for a fair presentation thereof.

QUARTERLY FINANCIAL DATA (UNAUDITED)

(amounts in thousands, except per share amounts)

2014	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales from continuing operations	$9,454	$7,890	$6,699	$4,919
Gross profit from continuing operations	3,214	2,558	2,174	1,422
Net loss from continuing operations	(720)	(403)	(622)	(4,050)
Net (loss) income from discontinued operations	(30)	0	0	(20)
Net loss	(750)	(403)	(622)	(4,070)
Net loss per share:
Basic	$(0.08)	$(0.05)	$(0.08)	$(0.79)
Diluted	$(0.08)	$(0.05)	$(0.08)	$(0.79)

2013	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales from continuing operations	$6,595	$4,827	$5,653	$4,458
Gross profit from continuing operations	1,528	930	1,238	883
Net loss from continuing operations	(2,459)	(1,870)	(1,162)	(1,456)
Net income from discontinued operations	3,856	219	483	28
Net income (loss)	1,397	(1,651)	(679)	(1,428)
Net income (loss) per share:
Basic	$0.27	$(0.34)	$(0.15)	$(0.32)
Diluted	$0.17	$(0.34)	$(0.15)	$(0.32)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNT AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Any design of disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that due to a material weakness in our internal control over financial reporting, which is described below, our disclosure controls and procedures were not effective as of December 31, 2014.

Management’s report on internal controls over financial reporting

The management of Energy Focus, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based upon criteria established in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based upon our evaluation under the COSO framework, management concluded that its internal control over financial reporting was not effective as of December 31, 2014, due to a material weakness related to a lack of effective controls over revenue recognition. Management determined that we lacked independent reviews in connection with revenue and revenue related transactions that led to the determination of revenue recognition by personnel without the appropriate technical skill and knowledge. Specifically, deficiencies existed in (i) our identification of non-standard terms and conditions, primarily relating to the customer’s right of return and (ii) maintaining proper sales documentation reflecting all relevant and final terms of sales.

This material weakness did not result in a material misstatement to any previously reported financial statements.

Remediation

Management has or will take the following remediation steps that are intended to address the material weaknesses described above:

●

implement a system of review to ensure that purchase orders are appropriately reviewed by personnel knowledgeable regarding revenue recognition principles and that final sales terms are communicated to the accounting department,

●	conduct periodic reviews of sales transactions to ensure that there is sufficient supporting documentation, including a customer purchase order,
●	review and formalize standard sales terms and conditions,
●

provide additional education and training to members of the finance department and others within the Company regarding revenue recognition criteria and the need for sufficient review of terms and conditions, and

●	review and revise written policies and procedures on revenue recognition accordingly.

Changes in internal control over financial reporting

Except as discussed above, during the fourth quarter of 2014, there were no material changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors

The information regarding our directors will be set forth under the caption “Election of Directors” in our Proxy Statement for our 2015 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference.

Executive officers

The information regarding our executive officers is set forth under the caption entitled “Executive Officers of the Registrant” following Item 4, in Part I, of this report and is incorporated herein by reference.

Section 16(a) beneficial ownership reporting compliance

The information regarding compliance with Section 16 of the Securities Exchange Act of 1934 will be set forth under the caption entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement and is incorporated herein by reference.

Audit committee

The information regarding the Audit Committee of our Board of Directors and the information regarding “Audit Committee Financial Experts” will be set forth under the caption entitled “Audit and Finance Committee” in our Proxy Statement and is incorporated herein by reference.

Code of ethics

We have adopted a Code of Ethics and Business Conduct, which applies to all of our directors, officers, and employees. Our Code of Ethics and Business Conduct can be found on our website at www.energyfocusinc.com. Any person may receive a copy free of charge by writing to us at Energy Focus, Inc., 32000 Aurora Road, Suite B, Solon, Ohio 44139, Attention: Secretary.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference from the information provided in the section captioned “Executive Compensation and Other Information” to be included in our Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information about security ownership of certain beneficial owners and management and related stockholder matters required by this item is incorporated herein by reference from the information to be provided in the section captioned “Security Ownership of Principal Shareholders and Management” in our Proxy Statement. Information regarding our equity compensation plans is set forth under Item 5 of this Annual Report under “Shares authorized for issuance under equity compensation plans.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information regarding certain relationships and related transactions and director independence required by this item is incorporated herein by reference to the information to be provided in our Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Director Independence.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information regarding principal accountant fees and services and the pre-approval policies and procedures required by this item is incorporated herein by reference from the information to be contained in our Proxy Statement under the captions “Principal Accountant Fees and Services” and “Pre-Approval Policies and Procedures.”

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

SCHEDULE II

ENERGY FOCUS, INC.

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands)

Description	Beginning Balance	Charges to Revenue/ Expense	Deductions	Ending Balance
Year ended December 31, 2014
Allowance for doubtful accounts and returns	$84	$617	$378	$323
Valuation allowance for deferred tax assets	8,344	3,141		11,485
Year ended December 31, 2013
Allowance for doubtful accounts and returns	$265	$2	$183	$84
Valuation allowance for deferred tax assets	29,135	(20,791)		8,344
Year ended December 31, 2012
Allowance for doubtful accounts and returns	$447	$309	$491	$265
Valuation allowance for deferred tax assets	27,909	1,226		29,135

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
James Tu
Executive Chairman and Chief Executive Officer Date: March 12, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 12, 2015.

Signature	Title

/s/ James Tu	Executive Director and Chief Executive Officer
James Tu	(Principal Executive Officer)

/s/ Marcia J. Miller	Interim Chief Financial Officer and Secretary
Marcia J. Miller	(Principal Financial and Accounting Officer)

*/s/ Simon Cheng	Executive Director
Simon Cheng

*/s/ John M. Davenport	Executive Director
John M. Davenport

*/s/ Thomas W. Swidarski	Director
Thomas W. Swidarski

*/s/ Xin (Adam) He	Director
Xin (Adam) He

*/s/ William Cohen	Director
William Cohen

*/s/ Michael R. Ramelot	Director
Michael R. Ramelot

* The undersigned, by signing his name, signs this Report on March 12, 2015 on behalf of the above officers and directors pursuant to a Power of Attorney executed by them and filed as an exhibit to this Report.

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
3.2

Certificate of Incorporation of the Registrant filed with the Secretary of the State of the State of Delaware on July 16, 2014 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 16, 2014).

3.3

Certificate of Designation of Series A Participating Preferred Stock of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on November 27, 2006).

3.4	Bylaws of the Registrant (incorporated by reference to Appendix C to the Registrant’s Current Report on Form 8-K filed on November 27, 2006).
3.5

Certificate of Ownership and Merger, Merging Energy Focus, Inc., a Delaware corporation, into Fiberstars, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2007).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant's Annual Report on Form 10-K filed on March 27, 2014).
4.2	Form of Warrant for the purchase of shares of common stock (incorporated by reference to Exhibit 1.2 to the Registrant’s Current Report on Form 8-K filed on March 19, 2008).
4.3

Common Stock Purchase Warrant No. 2009SRCW-01 for the purchase of 60,000 shares of common stock dated December 31, 2009 in the name of Woodstone Energy, LLC (incorporated by reference to Exhibit 4.8 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2010).

4.4

Form of Common Stock Purchase Warrant for the purchase of shares of common stock dated as of December 29, 2009 (incorporated by reference to Exhibit 4.9 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2010).

4.5

Form of Common Stock Purchase Warrant No. 2010LPCW-01 for the purchase of 35,000 shares of common stock (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 19, 2010).

4.6

Form of Common Stock Purchase Warrant for the purchase of shares of common stock dated as of March 30, 2010 (incorporated by reference to Exhibit 4.11 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2010).

4.7

Form of Common Stock Purchase Warrant for the purchase of shares of common stock dated as of February 27, 2012 (incorporated by reference to Exhibit 4.11 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2012).

4.8	Warrant among the Registrant and NextGen Partners, LLC dated January 24, 2014 (incorporated by reference to Exhibit 4.8 of the Registrant's Annual Report on Form 10-K filed on March 27, 2014).
4.9	Warrant among the Registrant and Roth Capital Partners LLC dated August 11, 2014 (incorporated by reference to Exhibit 4.1 of the Registrant's Quarter Report on Form 10-Q filed on August 13, 2014).
10.1*	2013 Employee Stock Purchase Plan (incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement on Form DEF14A filed on August 16, 2013).
10.2*	Form of Indemnification Agreement for directors and officers of the Registrant (incorporated by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K filed on March 16, 2007).
10.3	Form of Securities Purchase Agreement dated as of March 14, 2008 (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on March 19, 2008).
10.4*	2004 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-122-686) filed on February 10, 2005).
10.5*	2008 Incentive Stock Plan, as amended (incorporated by reference from Appendix B to the Registrant’s Preliminary Proxy Statement on Form PRER14A filed on June 8, 2012).
10.6*	2014 Stock Incentive Plan (incorporated by reference to Appendix A of the Registrant's Definitive Proxy Statement on Form DEF 14A filed on June 26, 2014).
10.7*	Form of Nonqualified Stock option Grant Agreement to Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 16, 2014).
10.8*	Form of Nonqualified Stock option Grant Agreement to Employees (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on July 16, 2014).

10.9*	Form of Restricted Stock unit Grant Agreement to Employees (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on July 16, 2014).
10.10*	Form of Incentive Stock Option Grant Agreement to Employees (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on July 16, 2014).
10.11

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

10.14	Form of Bonding Support Agreement dated as of December 29, 2009 (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2010).
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

10.18

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

10.20*	Form of Management Continuity Agreement for Executive Officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 13, 2010).
10.21*	Form of Notice of Stock Option Grant for 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 13, 2013).
10.22*	Form of Notice of Stock Option Grant for 2008 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 filed on September 8, 2010).
10.23

Amended and Restated Sublease Agreement between the Registrant and Keystone Ruby, LLC and Cognovit Promissory Note as of September 1, 2010 (incorporated by reference to Exhibit 10.29 of the Registrant's Annual Report on Form 10-K filed on March 30, 2012).

10.24

Financing Agreement between the Registrant and Rosenthal & Rosenthal, Inc. dated December 22, 2011 (incorporated by reference to Exhibit 10.30 of the Registrant's Annual Report on Form 10-K filed on March 30, 2012).

10.25

Form of Securities Purchase Agreement between the Registrant and investors dated as of February 27, 2012 (incorporated by reference to Exhibit 10.31 of the Registrant's Annual Report on Form 10-K filed on March 30, 2012).

10.26

Collaboration Agreement between the Registrant and Communal International Ltd. dated as of February 27, 2012 (incorporated by reference to Exhibit 10.32 of the Registrant's Annual Report on Form 10-K filed on March 30, 2012).

10.27

First Amendment to Collaboration Agreement between the Registrant and Communal International Ltd., dated as of January 1, 2013 (incorporated by reference to Exhibit 10.26 of the Registrant's Annual Report on Form 10-K filed on March 27, 2013).

10.28*

Continuity Agreement dated December 30, 2009 between the Company and Joseph G. Kaveski (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on December 13, 2012).

10.29*

First Amendment dated December 7, 2012 to the Continuity Agreement between the Company and Joseph G. Kaveski (incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed on December 13, 2012).

10.30

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
101

The following financial information from Energy Focus, Inc. Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.