Form 10-K/A
period 2014-12-31
ENERGY FOCUS, INC/DE
filed 2015-04-06
CIK 924168

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Approximate aggregate market value (on basis of closing bid price) of voting stock held by non-affiliates as of June 30, 2014: $25.1 million

Number of the registrant’s shares of common stock outstanding as of April 2, 2015: 10,013,169

Documents Incorporated by Reference

None.

TABLE OF CONTENTS

PART III

EXPLANATORY NOTE

This Amendment No.1 (this “Amendment”) to the Annual Report on Form 10-K (“Annual Report”) for the year ended December 31, 2014 of Energy Focus, Inc. (“Energy Focus” or the “Company”) is filed to include the information required in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report and update Item 15 of Part III solely for the purpose of adding the exhibits filed herewith.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors

Biographical information concerning each of the Company’s directors as of April 2, 2015 is set forth below. Each director’s term of office expires at the 2015 Annual Meeting of Stockholders.

Name	Age	Director Since	Background
Simon Cheng	41	2012

Mr. Cheng has been Director of Business Development since January 2015. Prior to that he was Director of Supply Chain in charge of Company procurement and supply chain operations from December 2013 to December 2014. From June 2013 to November 2013, he was the Company’s Brand Manager. Previously, he was Managing Director of Communal International Ltd., a group assisting clean energy companies to gain market access and improve supply chain efficiencies in Asia, from March 2012 to June 2013. He is a Board Director of ZW Group, a real estate and shopping center developer in China, and was the Market/Project Manager from October 2007 to March 2012. Prior to that time, Mr. Cheng was a Co-founder and Chief Executive Officer for The X/Y Group, a marketing enterprise that markets and distributes global consumer brand products including JanSport and Skechers in the greater China region. Additionally, he has consulting experience having worked as an Enterprise Risk Services Consultant and a System Consultant for Deloitte & Touche. Mr. Cheng graduated from New York University with a Bachelor’s degree in Business Administration.

William Cohen	61	2014

Mr. Cohen has served as the Chief Executive Officer of Dillon Yarn Corporation since February 2011, and as President from October 1996 to February 2011. Dillon Yarn Corporation manufactures and globally distributes filament yarns, fabrics, flake, chip, staple fiber and non-woven fabric to many segments of the textile industry, including medical, technical, industrial, automotive, home furnishing and apparel. Mr. Cohen is also Chairman and Chief Executive Officer of Atlas Oral Health Care LLC, Chairman and Chief Executive Officer of GAWI, LLC d/b/a Arctic Ease, a Partner in Fabricated Metals and Commodore Factors, and President of Morristown Helicopter Services Inc. He is a member of the Tel Aviv University Board of Governors and Chairman Emeritus of American Friends of Tel Aviv University. Mr. Cohen attended C.W. Post of Long Island University.

John M. Davenport	69	2005

Mr. Davenport served as the President of the Company from May 2008 to July 2012, and remains an employee serving as the Company’s Chief Scientist. He joined the Company in November 1999 as Vice President and Chief Technology Officer, served as the Chief Operating Officer from July 2003 to July 2005, and the Chief Executive Officer from July 2005 until May 2008. Prior to joining Energy Focus, Mr. Davenport served as President of Unison Fiber Optic Lighting Systems, LLC, from 1998 to 1999. Mr. Davenport began his career at GE Lighting in 1972 as a research physicist and thereafter served 25 years in various capacities including GE Lighting’s research and development manager and as development manager for high performance LED projects. He is a recognized expert in light sources, lighting systems and lighting applications, with special emphasis in low wattage discharge lamps, electronic ballast technology and distributed lighting systems. Mr. Davenport received a Master’s degree in Physics and a Bachelor of Science degree in Physics from John Carroll University.

Xin He	42	2014

Mr. He has served as Chief Financial Officer of Wanda America Investment Holding Co. since May 2012, and as Deputy Chief Financial Officer at a Wanda Group member, AMC Entertainment Holdings, Inc., from May 2012 to February 2015. AMC Entertainment Holdings, Inc. is a publicly traded company principally involved in the theatrical exhibition business; owning and operating theatres primarily located in the United States. From December 2010 to May 2012, he served as Financial Controller of Xinyuan Real Estate Co., a publicly traded developer of large scale, high quality residential real estate projects. From August 2009 to December 2010, Mr. He served as Chief Financial Officer of China International Transportation Holding Group, a passenger transportation and logistics company. Previously, Mr. He served as an auditor at Ernst & Young, LLP, and held various roles at a textile trading corporation. Mr. He obtained a Master of Science in Taxation from Central University of Finance and Economics in Beijing, and a Master of Science in Accounting from Seton Hall University. He is a Certified Public Accountant.

Name	Age	Director Since	Background
Michael R. Ramelot	69	2013

Mr. Ramelot has been a consultant since 2002 on many projects, including serving as project leader on BlackLine system implementations to enhance the financial close process of several multi-million dollar companies; serving as project leader on due diligence, accounting valuations and appraisals related to acquisitions; researching and preparing position papers for companies on complex accounting issues; preparing various SEC filings; and assessing and implementing compliance with Section 404 of Sarbanes-Oxley at several companies. Prior to becoming a consultant, Mr. Ramelot served as the President and Chief Financial Officer and as the Chief Financial Officer of Compro Packaging LLC. Mr. Ramelot received a Master’s degree in Business Administration from the University of Santa Clara and a Bachelor of Science degree in accounting from St. Mary’s College. He is a Certified Public Accountant.

Thomas W. Swidarski	56	2014

Mr. Swidarski has served as the non-executive chairman of Asurint, a privately held company in the background verification industry, since January 2014. He also serves on the Board of Directors of Altra Industrial Motion Corp., a publically traded $700 million leading global designer, producer and marketer of a wide range of electromechanical power transmission products. He also serves on the Board of Directors of Evertec, Inc., a publicly traded $380 million leading electronic payment processing company headquartered in Puerto Rico. Mr. Swidarski previously served as the Chief Executive Officer and President of Diebold Incorporated, a $3 billion global leader in designing, manufacturing and distributing self-service ATMs in over 100 countries, from December 2005 to January 2013. Prior to becoming Chief Executive Officer and President, Mr. Swidarski served in various capacities including Chief Operating Officer, Senior Vice President of Financial Self-Service Group, and held various strategic development and marketing positions at Diebold since joining the company in 1996. He holds a Master’s degree in Business Administration from Cleveland State University and a Bachelor of Arts degree in marketing from the University of Dayton.

James Tu	46	2012

Mr. Tu has served as the Executive Chairman and Chief Executive Officer of the Company since May 2013. He served as the non-Executive Chairman of the Board from December 2012 to April 2013. He is also the Founder, Chief Executive Officer and Chief Investment Officer of 5 Elements Global Advisors, an investment advisory and management company focusing on investing in clean energy companies. Additionally, he is Co-Founder and Managing Partner of Communal International Ltd., a British Virgin Islands company dedicated to assisting clean energy solutions companies maximize their technology and product potential and gain access to global marketing, distribution licensing, manufacturing, and financing resources. Previously, he served as the Director of Investment Management of Gerstein Fisher & Associates, and an equity analyst at Dolphin Asset Management Corp. Mr. Tu received a Master’s degree in Business Administration in finance from Baruch College and a Bachelor of Science degree in electrical engineering from Tsinghua University.

Audit Committee

Our Audit and Finance Committee acts as the standing audit committee of the Board of Directors, and currently consists of Mr. Ramelot (chairman), Mr. Swidarski, and Mr. He. The Board of Directors has determined that Mr. Ramelot and Mr. He are “audit committee financial experts,” as defined by SEC rules, and that each Audit and Finance Committee member is independent within the meaning of the listing standards of The NASDAQ Capital Market. The Board has approved a charter for the Audit and Finance Committee. A copy of this charter can be found under the Investors section on our website at www.energyfocusinc.com.

Code of ethics

We have adopted a Code of Ethics and Business Conduct (the “Code of Ethics”), which applies to all of our directors, officers and employees. A copy of the Code of Ethics can be found under the Investors section on our website at www.energyfocusinc.com. Any person may receive a copy free of charge by writing to us at Energy Focus, Inc., 32000 Aurora Road, Suite B, Solon, Ohio 44139, attention: Secretary.

We intend to disclose on our website any amendment to, or waiver from, a provision of our Code of Ethics that applies to our directors and executive officers, including our principal executive officer, principal financial officer, principal accounting officer or controller, or any person performing similar functions, and that is required to be publicly disclosed pursuant to the rules of the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors, and persons owing more than 10 percent of a registered class of our equity securities to file certain reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission (the “SEC”). Such officers, directors, and 10 percent stockholders are also required by SEC rules to furnish us with copies of all those reports that they file.

Based solely on our review of such reports filed with the SEC and written representations from the reporting persons, we believe we were in compliance with all filing requirements applicable to our executive officers and directors for 2014, except with respect to Eric Hilliard, who was late in filing a Form 4 reporting a grant of 1,251 shares of our common stock. With regard to beneficial holders owning more than 10 percent of our common stock as listed under the “Security Ownership of Principal Stockholders and Management” section of this Amendment to our Annual Report, Mr. Cohen was late in filing a Form 4 reporting a conversion of 108,695 shares of our common stock and Jiangang Luo and Cleantech Global Limited (formerly Prime Science & Technology Inc.) were late in filing a joint Form 4 reporting the conversion of subordinated notes into 910,869 shares of our common stock.

ITEM 11. EXECUTIVE COMPENSATION

Summary compensation table

The following table sets forth information about compensation of our Chief Executive Officer, and two other most highly compensated executive officers (our “Named Executive Officers”) for the years indicated:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	All Other Compensation ($) (2)	Total ($)

James Tu (3)	2014	246,500	125,000	242,510	1,064	615,074
Executive Chairman and Chief Executive Officer	2013	88,495	80,000	69,603	594	238,692

Eric W. Hilliard (4)	2014	200,000	90,000	39,937	1,459	331,396
President and Chief Operating Officer	2013	196,538	-	38,299	874	235,711

Frank Lamanna (5)	2014	150,000	-	23,962	1,308	175,270
Former Chief Financial Officer	2013	133,846	20,000	19,451	619	173,916

(1)

Under SEC rules, the values reported reflect the aggregate grant date fair values computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASB ASC Topic 718”), to each of the Named Executive Officers in the years shown.

We calculate the grant date fair value of stock option grants using the Black-Scholes option pricing model. A discussion of the assumptions used in calculating the fair value is set forth in Note 13 to the Consolidated Financial Statements contained in Item 8 of the Annual Report. The following table includes the assumptions used to calculate aggregate grant date fair value of awards reported for 2014 on a grant-date basis:

		Assumptions
Optionee	Grant Date	Volatility (%)	Expected Life (in years)	Risk-free Interest Rate (%)	Dividend Yield (%)

Messrs. Hilliard and Lamanna	1/28/2014	98.6	5.8	1.8	0.0
Mr. Tu	1/28/2014	95.8	5.2	1.7	0.0

(2)	The amounts set forth in this column include company-paid contributions for life insurance policies.
(3)	Salary in 2013 includes $10,495 in fees paid to Mr. Tu while he was a non-employee director. Mr. Tu became our Executive Chairman and Chief Executive Officer in May 2013.
(4)	This amount includes $20,898 for a February 26, 2013 option grant for which the performance condition was not met as of December 31, 2014. The option was cancelled.
(5)

Mr. Lamanna served as Chief Financial Officer from July 8, 2013 until February 5, 2015. Prior to becoming Chief Financial Officer, Mr. Lamanna served as the Company’s Corporate Controller. The 2013 compensation information shown for Mr. Lamanna includes the entire 2013 calendar year.

Narrative disclosure to summary compensation table

The Compensation Committee (the “Committee”) of our Board of Directors generally has the responsibility of administering our executive compensation program. On occasion, the full Board takes such responsibility. The Committee reviews and, as appropriate, makes recommendations to the full Board regarding the base salaries and annual cash bonuses for executive officers, and administers our Stock Incentive Plans, including the grants of stock options.

Compensation philosophy and objectives

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

Executive officer compensation has three primary components: base salary, bonuses granted under our bonus incentive plan, and stock-based awards granted pursuant to our 2014 Stock Incentive Plan. In addition, executive officers receive certain benefits that are generally available to all salaried employees. We do not have any defined benefit pension plans, non-qualified deferred compensation arrangements, or supplemental retirement plans for our executive officers.

For each executive officer, the Committee determines the appropriate level for each compensation component based in part, but not exclusively, on its view of competitive market factors, internal equity and consistency, and other considerations deemed relevant, such as rewarding extraordinary performance. Our Executive Chairman and Chief Executive Officer provide the Committee with recommendations for executive officers other than himself, which the Committee reviews and approves for submission to the Board of Directors as submitted or with revisions, if any. We have not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid compensation, between cash and non-cash compensation, or among different forms of non-cash compensation, and have not sought to formally benchmark our compensation against that of our peers.

Base salary

Salaries for executive officers are based on a review of salaries for similar positions requiring similar qualifications in similar industries. In recommending executive officer salaries, the Compensation Committee has approved the use by management of information from salary surveys.

The Committee determines executive officer base salaries so as to be competitive with amounts paid to executives performing similar functions in comparable-size, non-durable manufacturing companies. The amount of each executive’s annual increase in base salary, if any, is based on a number of largely subjective factors, including changes in the individual’s duties and responsibilities, the personal performance of such executive officer, the performance of the Company, cost-of-living increases, and such other factors as the Committee deems appropriate, including the individual’s overall mix between fixed and variable compensation and between cash and stock-based compensation.

The Executive Chairman and Chief Executive Officer annually assesses the performance of all other executive officers and recommends salary increases to the Committee based on a number of factors such as performance evaluations, comparative data and other relevant factors. The Committee then reviews the Executive Chairman and Chief Executive Officer’s recommendations, considers Company performance and financial condition, and approves, or recommends to the Board of Directors for approval, the increases for any other officer of the Company.

In 2014, the Committee engaged a compensation consultant in connection with its evaluation of Mr. Tu’s compensation program and reviewed a market analysis for base, variable, and long term compensation. Based upon this analysis, Mr. Tu’s annual base salary was increased from $120,000 to $250,000 effective January 1, 2014. In 2013, Mr. Hilliard’s annual base salary was increased from $180,000 to $200,000 upon his appointment to President and Chief Operating Officer effective April 30, 2013, and Mr. Lamanna’s annual base salary was increased to $150,000 upon his appointment to Chief Financial Officer effective July 8, 2013.

In May of 2009, the Company’s executive officers at that time agreed to accept 10 percent voluntary salary reductions for the remainder of the 2009 calendar year in exchange for a restricted stock grant. The salary reductions were extended through December 31, 2010. The number of restricted shares of common stock issued to each executive officer was equal to the dollar value of the individual’s salary reduction divided by the closing price per share of our common stock on May 29, 2009, December 30, 2009, and January 3, 2011. Mr. Hilliard received 4,251 of such restricted shares of common stock. Pursuant to the terms of the restricted stock grants, Mr. Hilliard’s restricted shares of common stock vested effective May 23, 2014 when the closing stock price of our common stock was $5.70 per share. The value of this common stock is not included in the Summary compensation table in 2014, as the value of such grants was included in the respective period of the grant.

Bonus incentive plan

In 2013, there was no bonus incentive plan in place.

For 2014, a bonus incentive plan was established for all employees, including executive management. Mr. Tu was eligible for an incentive payment of up to 50 percent of his 2014 salary, to be determined by the Board of Directors based upon the financial results of 2014, as well as Mr. Tu’s individual performance for the year. Mr. Hilliard was eligible for an incentive payment of up to 50 percent of his 2014 salary, with 70 percent based on net income of the government products/R&D services business and 30 percent based on the Company’s total net operating income relative to the 2014 operating plan, as well as Mr. Hilliard’s individual performance for the year. Mr. Lamanna was eligible for a bonus payout of up to 25 percent of his 2014 salary. His bonus was based upon the Company’s net operating income relative to its 2014 operating plan, as well as his individual performance based upon his established key performance indicators.

On March 9, 2015, the Board approved bonus payments of $125,000, or approximately 50 percent of salry, for Mr. Tu and $90,000, or 45 percent of salary, for Mr. Hilliard for 2014, which took into account the factors set forth in the Company’s bonus incentive plan as described above.

Discretionary bonuses

The Committee may from time to time award a discretionary annual cash bonus to executive officers, in the amounts and based on the factors determined by the Committee. The bonus awards may be based on an executive officer’s individual performance or on the overall success of the Company, or both.

For 2013, Mr. Tu received an $80,000 discretionary bonus in recognition of his strong leadership during the year in establishing a clear mission, vision, and values for the Company. Mr. Lamanna received a $20,000 discretionary bonus for playing an instrumental role in the sale of the pool product line in November 2013.

Stock options

The Committee believes that employee equity ownership provides significant motivation to executive officers to maximize value for the Company’s stockholders and, therefore; periodically grants time-based stock options under the Company’s Stock Incentive Plans at the then current market price. On May 6, 2014, the Board approved the Energy Focus, Inc. 2014 Stock Incentive Plan (the “2014 Plan”). The 2014 Plan was approved by the stockholders at our annual meeting on July 15, 2014, after which no further awards could be issued under the Energy Focus, Inc. 2008 Incentive Stock Plan (the “2008 Plan”). The Compensation Committee administers both stock incentive plans. Stock options will only have value if the Company’s stock price increases over the exercise price.

The Compensation Committee grants options to executive officers after consideration of recommendations from the Executive Chairman and Chief Executive Officer. Recommendations for options are based upon the relative position, responsibilities, and previous and expected contributions of each officer, previous option grants to such officers and customary levels of option grants for the respective position in other comparable companies. The exercise price for stock options is equal to the fair market value of our common stock on the grant date. Stock options generally vest over a four-year period with 25 percent vesting one year from the date of grant and the remaining 75 percent vesting equally on a monthly basis over the remaining 36 months, or over a three-year period with 33 percent vesting one year from the date of grant and the remaining 67 percent vesting equally on a monthly basis over the remaining 24 months. Options expire 10 years from the date of grant. Generally, upon a Change in Control (as defined in the 2008 Plan), all stock options granted will immediately vest, and all restrictions on restricted shares granted to the Company’s employees and independent directors will lapse. Under the 2014 Plan, upon a Change of Control (as defined in such plan) all outstanding unvested stock options become fully vested and exercisable if not assumed, or substituted with a new award, by the successor to the Company and, if such awards are assumed or substituted by the successor to the Company, they become fully exercisable and vested if the option holder’s employment is terminated (other than a termination for cause) within two years following a Change of Control. If an option holder’s employment is terminated within two years after a Change of Control for any reason other than death, retirement, disability or termination for cause, each outstanding stock option that is vested following such termination will remain exercisable until the earlier of the third anniversary of termination or the expiration of the term of the stock option.

Section 162(m)

Section 162(m) of the Internal Revenue Code (“IRC Sec. 162(m)”) generally disallows a tax deduction to public corporations for compensation in excess of $1 million paid to a company’s Chief Executive Officer, or to any of the company’s other three most highly compensated executive officers (other than the Chief Financial Officer), for any fiscal year. IRC Sec. 162(m) generally exempts qualifying performance-based compensation from the deduction limit if certain conditions are met. In determining base salary, benefits, perquisites and other compensation, the Committee considers tax deductibility. However, a more important goal of the Committee is to offer compensation that is competitive within our peer group. For 2014, we believe the compensation paid to each of our named executive officers is fully deductible under IRC Sec. 162(m).

Employment agreements with named executive officers

We do not have employment agreements with any of our current executive officers.

Outstanding equity awards at fiscal year-end

The following table sets forth information with respect to equity awards outstanding for our Named Executive Officers as of December 31, 2014:

	Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Un-exercisable (#)		Option Exercise Price ($)	Option Expiration Date

James Tu	4/29/2013	40,000	-		2.30	4/29/2023
	1/28/2014	80,000	-		4.10	1/28/2024

Eric W. Hilliard	11/13/2006	7,500	-		71.90	11/13/2016
	4/26/2007	5,000	-		63.60	4/26/2017
	10/23/2008	2,500	-		13.70	10/23/2018
	1/18/2011	9,792	208	(1)	10.70	1/18/2021
	4/29/2013	10,000	-		2.30	4/29/2023
	1/28/2014	-	12,500	(2)	4.10	1/28/2024

Frank Lamanna (3)	12/17/2008	1,000	-		14.00	5/5/2015
	2/15/2013	1,527	973	(2)	2.30	5/5/2015
	7/19/2013	2,362	2,638	(2)	4.10	5/5/2015
	1/28/2014	-	7,500	(2)	4.10	5/5/2015

(1)	Options vest monthly in equal installments through January 18, 2015.
(2)	One third vests on the first anniversary of the grant date, and the remainder vests monthly in equal installments over the remaining 24-month period.
(3)	Mr. Lamanna's options expire three months from the date of his termination of employment on February 5, 2015.

Compensation of directors

We use a combination of cash and stock-based awards to attract and retain qualified candidates to serve on our Board. In setting director compensation, we consider the significant amount of time that directors expend in fulfilling their duties, as well as the skill level required.

The following table sets forth the annual cash compensation for non-employee directors:

Annual Retainer	$20,000
Additional Annual Retainers:
Compensation Committee Chairman	5,000
Audit and Finance Committee Chairman	7,000

Under the terms of our 2008 Plan, on the first business day following the conclusion of each regular annual meeting of the Company’s stockholders, each non-employee director who was not elected to the Board for the first time at such meeting and who will continue serving as a member of the Board of Directors received an option to purchase 1,500 shares of common stock. These options have an exercise price equal to the fair market value of the stock on the date of grant, become exercisable monthly over the 12-month period following the date of grant, and expire the day before the tenth anniversary of the grant date or 12 months after termination of service on the Board. The 2014 Plan does not contain an automatic grant provision for non-employee directors; however, the Board of Directors unanimously approved a resolution on July 15, 2014 to provide for an automatic grant on the first business day following the conclusion of each regular annual meeting of the Company’s stockholders for each non-employee director who was not elected to the Board for the first time at such meeting and who will continue serving as a member of the Board of Director. The option is granted for 5,000 shares for each eligible director, has an exercise price equal to the fair market value of the stock on the date of grant, becomes exercisable monthly over the 12-month period following the date of grant, and expires the day before the tenth anniversary of the grant date or 12 months after termination of service on the Board. The options under both plans vest if a Change in Control occurs with respect to the Company during the optionee’s service, as defined by the applicable plan. The Board, at its discretion, may grant options to newly elected directors and additional grants to other directors.

The following table summarizes the total compensation paid to non-employee directors for the year ended December 31, 2014:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)

Jennifer Cheng (2)	10,815	-	10,815
William Cohen	9,239	20,147	29,386
J. James Finnerty (2)	13,519	-	13,519
Xin (Adam) He	10,000	20,147	30,147
Jiangang Luo (2)	10,815	-	10,815
Michael Ramelot	27,000	19,578	46,578
Thomas W. Swidarski	14,563	46,612	61,175

(1)	Under SEC rules, the values reported reflect the aggregate grant date fair values computed in accordance with FASB ASC Topic 718.
(2)	Ms. Cheng, and Messrs. Finnerty and Luo did not stand for re-election to the Board of Directors at our annual meeting of stockholders held on July 15, 2014.

The following table includes the assumptions used to calculate the aggregate grant date fair value of awards reported for 2014 on a grant-date basis:

	Assumptions
Grant Date	Volatility (%)	Expected Life (in years)	Risk-free Interest Rate (%)	Dividend Yield (%)

5/21/2014	99.7	6.0	1.8	0.0
7/15/2014	101.5	6.1	1.9	0.0
7/15/2014	94.1	5.3	1.7	0.0
7/16/2014	89.9	5.3	1.8	0.0

The following table summarizes the aggregate number of stock option awards held by our directors that were outstanding at December 31, 2014:

Name	Aggregate Number of Stock Options Outstanding (1)

Jennifer Cheng	3,877
William Cohen	5,000
J. James Finnerty	10,794
Xin He	5,000
Jiangang Luo	2,502
Michael Ramelot	10,000
Thomas W. Swidarski	10,000

(1)	The number of options vested at December 31, 2014 was as follows:

Ms. Cheng	3,877
Mr. Cohen	2,085
Mr. Finnerty	10,794
Mr. He	2,085
Mr. Luo	2,502
Mr. Ramelot	7,083
Mr. Swidarski	-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of principal stockholders and management

The following table sets forth certain information with respect to beneficial ownership of the Company’s common stock as of April 2, 2015, as to (i) each person known by the Company to beneficially own more than 5% of the outstanding shares of common stock, (ii) each of the Company’s current directors listed below, (iii) the Company’s Chief Executive Officer and each of the Company’s Named Executive Officers listed below, and (iv) all current executive officers and directors of the Company listed below as a group. Unless otherwise specified, the address for each officer and director is: 32000 Aurora Road, Suite B, Solon, OH 44139. Except as otherwise indicated and subject to community property laws where applicable, each person or entity included in the table below has sole voting and investment power with respect to the shares beneficially owned by that person or entity.

The table should be read with the understanding that more than one person may be the beneficial owner or possess certain attributes of beneficial ownership with respect to the same securities.

	Shares Beneficially Owned
			Percent of
			Outstanding
			Common
Name and Address	Number (1)		Stock (1)
5% Shareholders
Gina Huang	1,452,173	(2)	14.5%
P.O. Box 3444, Road Town
Tortola, British Virgin Islands
Bright Horizon Partners	1,030,434	(3)	10.3%
1300 Avenue of the Americas, 36th Floor
New York, NY 10019
Cleantech Global Limited	910,869	(4)	9.1%
18 Michelle Way
Pine Brook, NJ 07058
5 Elements Energy Efficiencies (BVI) Ltd.	570,000	(5)	5.7%
P.O. Box 3444, Road Town
Tortola, British Virgin Islands
Scott E. DeSano	500,869	(6)	5.0%
222 Seaspray Avenue
Palm Beach, FL 33480
Directors and Named Executive Officers
Simon Cheng	3,223	(7)	*
John M. Davenport	64,792	(8)	*
William Cohen	712,863	(9)	7.1%
Xin He	4,168	(10)	*
Eric W. Hilliard	48,638	(11)	*
Frank Lamanna	-		*
Michael R. Ramelot	9,166	(12)	*
Thomas W. Swidarski	3,334	(13)	*
James Tu	420,000	(14)	4.2%

All directors and executive officers as a group	1,278,650	(15)	12.8%

*Less than one percent

(1)

Based on 10,013,169 shares of common stock outstanding as of April 2, 2015. In addition, shares of common stock issuable pursuant to options that may be exercised through June 1, 2015, are deemed to be issued and outstanding and are included in the reported beneficial holdings. These shares of common stock have been treated as outstanding in calculating the percentage ownership of the individual possessing such interest, but not for any other individual. Thus, the number of common stock shares considered to be outstanding for the purposes of this table varies depending on each individual’s particular circumstances.

(2)

Based upon a Form 4 filed with the SEC by Gina Huang on January 28, 2015. Ms. Huang holds sole voting and dispositive power over 652,173 shares of common stock held by Brilliant Start Enterprise, Inc., and 800,000 shares of common stock held by Jag International Ltd.

(3)	Based on a Form 4 filed with the SEC by Bright Horizon Partners, Inc. on April 2, 2015.
(4)

Based on a Schedule 13D/A filed with the SEC by Cleantech Global Limited, formerly Prime Science & Technology, Inc. on October 10, 2014. Jiangang Luo and Cleantech Global Limited reported sole voting and dispositive power over the shares of common stock. Jiangang Luo, who controls Cleantech Global Limited, was a member of the Board until July 15, 2014.

(5)

Based on a Schedule 13G/A filed with the SEC by 5 Elements Energy Efficiencies (BVI) Ltd. (“5 Elements Energy”) on February 13, 2015, Yeh Mei-Hui Cheng and Communal International Ltd. (“Communal”) each reported shared voting and dispositive power over the shares of common stock, which includes 190,000 shares subject to warrants. Ms. Cheng and Communal are each a 50 percent owner of 5 Elements Energy. James Tu is Co-Founder and Partner-In-Charge of Communal. Ms. Cheng is the other Co-Founder of Communal and the mother of Simon Cheng, who is a Director of the Company.

(6)	Based on a Schedule 13D/A filed with the SEC by Scott E. DeSano on October 14, 2014, reporting sole voting and dispositive power over the shares of common stock.
(7)	Includes 3,223 options exercisable as of June 1, 2015.
(8)	Includes 30,623 options exercisable as of June 1, 2015.
(9)

Includes 600,000 shares of common stock held by Costar Partners II, LLC and 4,168 options exercisable as of June 1, 2015. Mr. Cohen and Costar Partners II, LLC have shared voting and dispositive power of the shares of common stock held by Costar Partners II, LLC.

(10)	Includes 4,168 options exercisable as of June 1, 2015.
(11)	Includes 40,560 options exercisable as of June 1, 2015.
(12)	Includes 9,166 options exercisable as of June 1, 2015.
(13)	Includes 3,334 options exercisable as of June 1, 2015.
(14)

Includes 300,000 shares of common stock held by 5 Elements Global Fund LP, and 120,000 options exercisable as of June 1, 2015. Mr. Tu has sole voting and dispositive power over the shares of common stock held by 5 Elements Global Fund LP.

(15)	Includes 221,293 options exercisable as of June 1, 2015.

The information relating to securities authorized for issuance under equity compensation plans was included under the caption “Securities authorized for issuance under equity compensation plans” in Item 5 of the Annual Report.

Securities authorized for issuance under equity compensation plans

The information relating to securities authorized for issuance under equity compensation plans was included under the caption “Securities authorized for issuance under equity compensation plans” in Item 5 of the Annual Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain transactions

On December 12, 2012, our Board of Directors appointed James Tu to serve as our non-executive Chairman. On April 30, 2013, Mr. Tu became the Executive Chairman assuming the duties of the Principal Executive Officer. On October 30, 2013 Mr. Tu was appointed Executive Chairman and Chief Executive Officer by the Board of Directors. Mr. Tu is also the Founder, Chief Executive Officer and Chief Investment Officer of 5 Elements Global Advisors, an investment advisory and management company managing the holdings of 5 Elements Global Fund LP, which was a beneficial owner of more than 5 percent of our common stock prior to the August 2014 registered offering. As of December 31, 2014, 5 Elements Global Advisors holds approximately 3.3 percent of our common stock. 5 Elements Global Advisors focuses on investing in clean energy companies with breakthrough, commercialized technologies, and near-term profitability potential. Mr. Tu is also Co-Founder and Managing Partner of Communal International Ltd. (“Communal”), a British Virgin Islands company dedicated to assisting clean energy, solutions-based companies by maximizing technology and product potential and gaining them access to global marketing, distribution licensing, manufacturing and financing resources. Communal has a 50 percent ownership interest in 5 Elements Energy Efficiencies (BVI) Ltd., a beneficial owner of more than 5 percent of our common stock. Yeh-Mei Cheng controls 5 Elements Energy Efficiencies (BVI) Ltd. and owns the other 50 percent. She is Co-Founder of Communal International Ltd. with Mr. Tu and the mother of Simon Cheng, a current member of our Board of Directors and an employee of the Company, and Jennifer Cheng, a member of our Board of Directors from July 25, 2012 to July 15, 2014.

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

Director independence

The Board of Directors has determined that each of the following current directors is independent within the meaning of the listing standards of The NASDAQ Capital Market:

William Cohen

Xin He

Michael Ramelot

Thomas W. Swidarski

In this Amendment to our Annual Report four directors are referred to individually as an “Independent Director” and collectively as the “Independent Directors.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Plante & Moran, PLLC provided our audit services for the fiscal years ending December 31, 2014 and 2013, respectively. The following table presents fees for professional services rendered by Plante & Moran, PLLC for those years:

	For the year ended
	December 31,
	2014	2013
Audit Fees	$435,694	$299,023
Audit Related Fees	-	-
Tax Fees	-	-
Other Fees	-	-
Total Fees	$435,694	$299,023

Audit Fees included in the table above are fees incurred for services related to quarterly reviews and audits of our consolidated financial statements, reviews in connection with SEC filings and related consents, comfort letters related to the public stock offering, and other consultations. For both 2014 and 2013, we were not required to obtain independent public accounting firm certification of our internal control infrastructure as defined by the Sarbanes-Oxley Act. Therefore, no fees related to the audit of Sarbanes-Oxley compliance were incurred.

It is the Company’s policy that all audit and non-audit services to be performed by the Company’s principal auditors be approved in advance by the Audit and Finance Committee. The Audit and Finance Committee pre-approved all services provided by Plante & Moran, PLLC during 2014.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(3) Exhibits required by Item 601 of Regulation S-K

The information required by this Item for the exhibits filed herewith is set forth on the Exhibit Index that follows the signature page of this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized.

ENERGY FOCUS, INC.

By:	/s/ JAMES TU
James Tu
Executive Chairman and Chief Executive Officer Date: April 6, 2015

EXHIBIT INDEX

Exhibit Number	Description of Documents

31.1	Rule 13a-14(a) Certification by Chief Executive Officer (filed with this Report).
31.2	Rule 13a-14(a) Certification by Vice President of Finance and Chief Financial Officer (filed with this Report).