Form 10-Q
period 2015-03-31
ENERGY FOCUS, INC/DE
filed 2015-05-05
CIK 924168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of May 1, 2015 was 10,014,766.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION	Page

ITEM 1.	FINANCIAL STATEMENTS

	a.	Condensed Consolidated Balance Sheet as of March 31, 2015 and December 31, 2014 (Unaudited)	3

	b.	Condensed Consolidated Statement of Operations for the three months ended March 31, 2015 and 2014 (Unaudited)	4

	c.	Condensed Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 31, 2015 and 2014 (Unaudited)	5

	d.	Condensed Consolidated Statement of Stockholders' Equity for the three months ended March 31, 2015 (Unaudited)	6

	e.	Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2015 and 2014 (Unaudited)	7

	f.	Notes to the Condensed Consolidated Financial Statements (Unaudited)	8

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS		17

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK		21

ITEM 4.	CONTROLS AND PROCEDURES		21

PART II – OTHER INFORMATION

ITEM 1A.	RISK FACTORS		23

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS		23

ITEM 5.	OTHER INFORMATION		23

ITEM 6.	EXHIBITS		23

	SIGNATURES		23

	EXHIBIT INDEX		24

PART I – FINANCIAL INFORMATION

Forward-looking statements

Unless the context otherwise requires, all references to “Energy Focus,” “we,” “us,” “our,” “our company,” or “the Company” refer to Energy Focus, Inc., a Delaware corporation, and its subsidiaries, and their respective predecessor entities for the applicable periods, considered as a single enterprise.

This Quarterly Report on Form 10-Q (“Quarterly Report”) includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “feels,” “seeks,” “forecasts,” “projects,” “intends,” “plans,” “may,” “will,” “should,” “could” or “would” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Quarterly Report and include statements regarding our intentions, beliefs, or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies, capital expenditures, and the industry in which we operate.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Although we base these forward-looking statements on assumptions that we believe are reasonable when made, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and industry developments may differ materially from statements made in or suggested by the forward-looking statements contained in this Quarterly Report. In addition, even if our results of operations, financial condition and liquidity, and industry developments are consistent with the forward-looking statements contained in this Quarterly Report, those results or developments may not be indicative of results or developments in subsequent periods.

We believe that important factors that could cause our actual results to differ materially from forward-looking statements include, but are not limited to, the risks and uncertainties outlined under “Risk Factors” under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Annual Report”) and other matters described in this Quarterly Report generally. Some of these factors include:

●	our history of operating losses and our ability to generate sufficient cash from operations or receive sufficient financing, on acceptable terms, to continue our operations,
●	general economic conditions in the United States and in other markets in which we operate,
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

In light of the foregoing, we caution you not to place undue reliance on our forward-looking statements. Any forward-looking statement that we make in this Quarterly Report speaks only as of the date of such statement, and we undertake no obligation to update any forward-looking statement or to publicly announce the results of any revision to any of those statements to reflect future events or developments. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless specifically expressed as such, and should only be viewed as historical data.

Energy Focus® and Intellitube® are our registered trademarks. We may also refer to trademarks of other corporations and organizations in this document.

ITEM 1. FINANCIAL STATEMENTS

ENERGY FOCUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(in thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$8,869	$7,531
Trade accounts receivable less allowances of $296 and $323, respectively	3,126	3,113
Inventories, net	10,826	7,283
Prepaid and other current assets	991	1,002
Total current assets	23,812	18,929

Property and equipment, net	539	479
Other assets	86	88
Total assets	$24,437	$19,496

LIABILITIES
Current liabilities:
Accounts payable	$7,061	$7,601
Accrued liabilities	1,215	1,209
Accrued warranty reserve	503	188
Deferred revenue	236	133
Billings in excess of costs and estimated earnings on uncompleted contracts	-	23
Credit line borrowings	1,726	453
Total current liabilities	10,741	9,607

Other liabilities	89	46
Long-term debt	70	70
Total liabilities	10,900	9,723

STOCKHOLDERS' EQUITY
Preferred stock, par value $0.0001 per share:
Authorized: 2,000,000 shares in 2015 and 2014
Issued and outstanding: no shares in 2015 and 2014	-	-
Common stock, par value $0.0001 per share:
Authorized: 15,000,000 shares in 2015 and 2014
Issued and outstanding: 10,013,169 at March 31, 2015 and
9,423,975 at December 31, 2014	1	1
Additional paid-in capital	100,741	98,133
Accumulated other comprehensive income	496	469
Accumulated deficit	(87,701)	(88,830)
Total stockholders' equity	13,537	9,773
Total liabilities and stockholders' equity	$24,437	$19,496

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three months ended
	March 31,
	2015	2014

Net sales	$13,145	$4,919
Cost of sales	7,743	3,497
Gross profit	5,402	1,422

Operating expenses:
Product development	543	191
Selling, general, and administrative	3,624	2,304
Total operating expenses	4,167	2,495
Income (loss) from operations	1,235	(1,073)

Other expenses:
Interest expense	23	2,618
Other expenses	57	360

Income (loss) from continuing operations before income taxes	1,155	(4,051)
Benefit from income taxes	10	1
Income (loss) from continuing operations	1,165	(4,050)

Discontinued operations:
Loss from discontinued operations	-	(20)
Loss on sale of discontinued operations	(36)	-
Loss from discontinued operations	(36)	(20)

Net income (loss)	$1,129	$(4,070)

Net income (loss) per share - basic:
Income (loss) from continuing operations	$0.12	$(0.79)
Loss from discontinued operations	-	-
Net income (loss) per share - basic	$0.12	$(0.79)

Net income (loss) per share -diluted:
Income (loss) from continuing operations	$0.11	$(0.79)
Loss from discontinued operations	-	-
Net income (loss) per share - diluted	$0.11	$(0.79)

Weighted average shares used in computing net income (loss) per share:
Basic	9,671	5,172
Diluted	9,993	5,172

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(Unaudited)

	Three months ended
	March 31,
	2015	2014

Net income (loss)	$1,129	$(4,070)

Other comprehensive income:
Foreign currency translation adjustments	27	2
Comprehensive income (loss)	$1,156	$(4,068)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity

Balance at December 31, 2014	9,424	$1	$98,133	$469	$(88,830)	$9,773

Issuance of common stock under employee stock option and stock purchase plans	9		2			2
Stock-based compensation - options and restricted stock units			112			112
Issuance of common stock upon the exercise of warrants	580		2,494			2,494

Foreign currency translation adjustment				27		27
Net income					1,129	1,129

Balance at March 31, 2015	10,013	$1	$100,741	$496	$(87,701)	$13,537

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(Unaudited)

	Three months ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$1,129	$(4,070)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	52	57
Stock-based compensation	112	123
Provision for doubtful accounts receivable	99	(6)
Amortization of intangible assets	-	14

Amortization of discounts on long-term borrowings and acquisition related liabilities	-	2,815
Amortization of loan origination fees	11	55
Changes in operating assets and liabilities:
Trade accounts receivable, inventories, and other assets	(3,677)	1,017
Accounts payable, accrued liabilities, and accrued warranty reserve	(124)	(1,685)
Deferred revenue	81	(410)
Total adjustments	(3,446)	1,980
Net cash used in operating activities	(2,317)	(2,090)

Cash flows from investing activities:
Proceeds from the sale of property and equipment	-	130
Acquisitions of property and equipment	(112)	(37)
Net cash (used in) provided by investing activities	(112)	93

Cash flows from financing activities:
Proceeds from warrants exercised	2,494	-
Proceeds from exercise of stock options and purchases through employee stock purchase plan	2	1
Payments on other borrowings	-	(14)
Net proceeds on credit line borrowings	1,273	1,109
Net cash provided by financing activities	3,769	1,096

Effect of exchange rate changes on cash	(2)	1

Net increase (decrease) in cash and cash equivalents	1,338	(900)
Cash and cash equivalents, beginning of period	7,531	2,860
Cash and cash equivalents, end of period	$8,869	$1,960

Classification of cash and cash equivalents:
Cash and cash equivalents	$8,472	$1,497
Restricted cash held	97	63
Cash held in escrow	300	400
Cash and cash equivalents, end of period	$8,869	$1,960

Supplemental information - non-cash financing activities:
Conversion of subordinated convertible debt to equity, net of discount amortization	$-	$3,858

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

NOTE 1. NATURE OF OPERATIONS

Energy Focus, Inc. and its subsidiaries engage in the design, development, manufacturing, marketing, and installation of energy-efficient lighting systems. Prior to 2015, we provided turnkey, high-quality, energy-efficient lighting application alternatives, primarily to the existing public-sector building market, and reported this business as a separate “solutions” segment. However, in the third quarter of 2014, we began shifting our focus away from the turnkey solutions business to align our resources with developing and selling our energy-efficient LED products into the commercial and government markets. During the first quarter of 2015, we completed all outstanding solutions-based jobs and are no longer accepting new solutions-based jobs. As such, our management has determined that the Company operates in a single industry segment.

Additionally, product development remains a key focus for us. Our product development team is dedicated to developing and designing leading-edge technology LED lighting products, and we have curtailed our efforts on bidding on research contracts and grants.

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The condensed consolidated financial statements (“financial statements”) include the accounts of the Company and its subsidiaries, Energy Focus LED Solutions, LLC (“EFLS”) in Solon, Ohio, and Crescent Lighting Limited (“CLL”), and its subsidiary, Energy Focus Europe, Ltd, each located in the United Kingdom. All significant inter-company balances and transactions have been eliminated.

We have prepared the accompanying financial data for the three months ended March 31, 2015 and 2014 pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The accompanying financial data and information should be read in conjunction with our 2014 Annual Report.

In the opinion of management, the accompanying financial statements contain all normal and recurring adjustments necessary to present fairly our Condensed Consolidated Balance Sheet as of March 31, 2015 and December 31, 2014, Condensed Consolidated Statement of Operations for the three months ended March 31, 2015 and 2014, Condensed Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 31, 2015 and 2014, Condensed Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2015, and Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2015 and 2014.

Use of estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact us in the future, actual results may vary from the estimates. Estimates include, but are not limited to, the establishment of reserves for accounts receivable, sales returns, inventory obsolescence and warranty claims; the useful lives of property and equipment; revenues recognized on a percentage-of-completion basis; and stock-based compensation. In addition, estimates and assumptions associated with the determination of the fair value of financial instruments and evaluation of long-lived assets for impairment requires considerable judgment. Actual results could differ from those estimates and such differences could be material.

Reclassifications

Certain prior period amounts have been reclassified within the financial statements, and related notes thereto, to be consistent with current period presentation.

ENERGY FOCUS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

Certain risks and concentrations

We had certain customers whose net sales individually represented 10 percent or more of our total net sales, or whose net trade accounts receivable balance individually represented 10 percent or more of our total net trade accounts receivable, as follows:

For the three months ended March 31, 2015 and 2014, one customer accounted for approximately 82 percent and two customers accounted for approximately 34 percent of net sales, respectively.

At March 31, 2015, one customer accounted for approximately 78 percent of net trade accounts receivable. At December 31, 2014, three customers accounted for approximately 79 percent of net trade accounts receivable.

Recent accounting pronouncements

In January 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which provides guidance on simplifying income statement presentation by eliminating the concept of extraordinary items from U.S. GAAP. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively and retrospectively to all periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We have evaluated the accounting guidance and determined that there is no impact of this update to our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue Recognition - Revenue from Contracts with Customers, which is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The standard is effective for interim and annual periods beginning after December 15, 2016, however, the FASB has proposed a one-year deferral. Either full retrospective adoption or modified retrospective adoption is permitted. We are in the process of evaluating the impact of the standard.

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. Additionally, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, expenses of discontinued operations and of the pretax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The new standard is effective for interim and annual periods beginning after December 15, 2014. We have evaluated the accounting guidance and determined that this update will have no effect on our consolidated financial statements.

Update to significant accounting policies

There have been no material changes to our significant accounting policies, as compared to those described in our 2014 Annual Report.

ENERGY FOCUS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

Net income (loss) per share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of incremental shares upon the exercise of stock options and warrants, unless the effect would be anti-dilutive.

The following is a reconciliation of the numerator and denominator of the basic and diluted net income (loss) per share computations for the periods presented below (in thousands):

	Three months ended
	March 31,
	2015	2014
Numerator:
Income (loss) from continuing operations	$1,165	$(4,050)
Loss from discontinued operations	(36)	(20)
Net income (loss)	$1,129	$(4,070)

Denominator:
Basic weighted average common shares outstanding	9,671	5,172
Potential common shares from options and warrants	322	-
Diluted weighted average shares	9,993	5,172

As a result of the net loss we incurred for the three months ended March 31, 2014, approximately 3.0 million options, warrants, and convertible securities were excluded from the loss per share calculation, as their inclusion would have been anti-dilutive.

Product warranties

We warrant finished goods against defects in material and workmanship under normal use and service for periods generally between one and five years. Settlement costs consist of actual amounts expensed for warranty which are largely a result of the cost of replacement products. A liability for the estimated future costs under product warranties is maintained for products and services outstanding under warranty. The following table summarizes warranty activity for the periods indicated (in thousands):

	Three months ended
	March 31,
	2015	2014

Balance at beginning of period	$188	$75
Accruals for warranties issued	352	16
Settlements made during the period (in cash or in kind)	(37)	(16)
Accrued warranty reserve	$503	$75

NOTE 3. DISCONTINUED OPERATIONS

In November 2013, we sold our pool products business for a cash purchase price of $5.2 million. The Purchase Agreement provided for an escrow of $500 thousand of the purchase price to secure customary indemnification obligations with respect to our representations, warranties, covenants and other obligations under the Purchase Agreement. At March 31, 2015, $300 thousand remained in escrow subject to the resolution of outstanding buyer claims. For more information on the cash remaining in escrow, please refer to Note 17. Legal matters, included under Item 8 of our 2014 Annual Report.

ENERGY FOCUS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

NOTE 4. INVENTORIES

Inventories are stated at the lower of standard cost (which approximates actual cost determined using the first-in, first-out cost method) or market and consists of the following, net of reserves (in thousands):

	March 31,	December 31,
	2015	2014

Raw materials	$4,149	$3,183
Finished goods	6,677	4,100
Inventories, net	$10,826	$7,283

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets and consist of the following (in thousands):

	March 31,	December 31,
	2015	2014

Equipment (useful life 3 - 15 years)	$1,529	$1,495
Tooling (useful life 2 - 5 years)	864	865
Furniture and fixtures (useful life 5 years)	92	92
Computer software (useful life 3 years)	448	452
Leasehold improvements (the shorter of useful life or lease life)	569	572
Construction in progress	85	18
Property and equipment at cost	3,587	3,494
Less: accumulated depreciation	(3,048)	(3,015)
Property and equipment, net	$539	$479

Depreciation expense was $52 thousand and $57 thousand for the three months ended March 31, 2015 and 2014, respectively.

NOTE 6. CONTRACTS IN PROGRESS

Costs and estimated earnings on contracts in progress as of the periods indicated are summarized in the following table (in thousands):

	March 31,	December 31,
	2015	2014

Costs incurred on uncompleted contracts	$2,704	$6,707
Estimated earnings	763	1,507
Total revenues	3,467	8,214
Less: billings to date	3,467	8,237
Total	$-	$(23)

Balance sheet classification:
Billings in excess of costs and estimated earnings on uncompleted contracts	$-	$23

ENERGY FOCUS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

NOTE 7. DEBT

Credit facilities

On December 22, 2011, we entered into a $4.5 million revolving line of credit (“credit facility”) with Rosenthal & Rosenthal. The total loan amount available to us under the line of credit is equal to 85 percent of our net, eligible receivables, plus available inventory (50 percent of the lower of cost or market value of eligible inventory, or $250 thousand, whichever is less). The credit facility is secured by a lien on our domestic assets. The interest rate for borrowing on accounts receivable is 8.5 percent, on inventories 10 percent, and on overdrafts 13 percent. Additionally, there is an annual 1 percent facility fee on the entire $4.5 million amount of the credit facility payable at the beginning of the year. The agreement automatically renews from year to year after December 31, 2014, unless we provide the requisite notice to Rosenthal. Additionally, Rosenthal has the right to terminate the agreement by providing 60 days written notice to us. We have not received such notice from Rosenthal. We are required to comply with certain financial covenants, measured quarterly, including, as defined in the agreement: a tangible net worth amount and a working capital amount. We were in compliance with the financial covenants as of March 31, 2015. Borrowings under the revolving line of credit were $1.7 million and $453 thousand at March 31, 2015 and December 31, 2014, respectively, and were recorded in the Condensed Consolidated Balance Sheet as a current liability under the caption “Credit line borrowings.” At March 31, 2015, there was approximately $708 thousand available for us to borrow under this line of credit.

In January 2015, the invoice discounting arrangement we had in place for our subsidiary in the United Kingdom was terminated. As of March 31, 2015, we had not entered into any new financing arrangements for the subsidiary. Under the terms of the old arrangement, the amount available for borrowing was based at 80 percent of their eligible sales ledger. The interest rate for borrowing under the arrangement was 3.02 percent. While the arrangement was still in effect as of December 31, 2014; there were no borrowings outstanding.

Borrowings

The components of our debt at March 31, 2015 and December 31, 2014 were as follows (in thousands):

	March 31,	December 31,
	2015	2014

Unsecured promissory note - Quercus Trust (1)	$70	$70
Long-term debt	$70	$70

(1)	Note matures on June 1, 2109 and bears interest at 1 percent.

For a full description of our debt financing, please refer to Note 9, Debt, included under Item 8 of our 2014 Annual Report.

NOTE 8. GEOGRAPHIC INFORMATION

The following provides a geographic summary of our net sales for the periods indicated (in thousands):

	Three months ended
	March 31,
	2015	2014

United States	$12,603	$4,283
International	542	636
Net sales	$13,145	$4,919

ENERGY FOCUS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

A geographic summary of long-lived fixed assets is as follows (in thousands):

	March 31,	December 31,
	2015	2014

United States	$520	$456
International	19	23
Long-lived assets, net	$539	$479

NOTE 9. INCOME TAXES

Benefit from income taxes for the three months ended March 31, 2015 was a result of CLL, our United Kingdom subsidiary, receiving refundable research and development tax credits.

At March 31, 2015, we had a full valuation allowance recorded against our deferred tax assets. The valuation allowance was recorded due to uncertainties related to our ability to utilize the deferred tax assets; primarily consisting of certain net operating losses carried forward. The valuation allowance is based upon management’s estimates of taxable income by jurisdiction and the periods over which the deferred tax assets will be recoverable.

At December 31, 2014, we had a net operating loss carry-forward of approximately $75.4 million for U.S. federal, state, and local income tax purposes. However, due to changes in our capital structure, approximately $23.9 million of this amount is available after the application of Internal Revenue Code Section 382 limitations. If not utilized, these carry-forwards will begin to expire in 2021 for federal purposes and have already started expiring for state and local purposes. At December 31, 2014, we had a foreign net operating loss carry-forward of approximately $1.6 million, denominated in British pounds and based on the exchange rate at that date, related to our operations in the United Kingdom. Based on current tax law in the United Kingdom, net operating losses may be carried forward to offset future profits of the same trade for an indefinite period of time until fully utilized. For a full discussion of the estimated restrictions on our utilization of net operating loss carry-forwards, please refer to Note 14, Income taxes, included under Item 8 of our 2014 Annual Report.

NOTE 10. STOCKHOLDERS’ EQUITY

Warrants

A summary of warrant activity for the three months ended March 31, 2015 is shown as follows:

	Warrants Outstanding	Weighted Average Exercise Price During Period

Outstanding at December 31, 2014	969,549	$4.61
Exercised	(580,000)	4.30
Cancelled/forfeited	(55,000)	4.30
Expired	(240,000)	5.34
Outstanding at March 31, 2015	94,549	$4.82

ENERGY FOCUS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

Stock-based compensation

On May 6, 2014, our Board of Directors approved the Energy Focus, Inc. 2014 Stock Incentive Plan (the “2014 Plan”). The 2014 Plan was approved by the stockholders at our annual meeting on July 15, 2014, after which no further awards could be issued under the Energy Focus, Inc. 2008 Incentive Stock Plan (the “2008 Plan”). The 2014 Plan allows for awards up to 600,000 shares of common stock and expires on July 15, 2024. The 2014 Plan is described in further detail in our 2014 Annual Report.

Stock-based compensation expense is attributable to stock options and restricted stock unit awards. For all stock-based awards, we recognize expense using a straight-line amortization method.

The following table summarizes stock-based compensation expense and the impact it had on operations for the periods indicated (in thousands):

	Three months ended
	March 31,
	2015	2014

Cost of sales	$3	$2
Product development	3	(1)
Selling, general, and administrative	106	122
Total stock-based compensation	$112	$123

Total unearned stock-based compensation was $1.1 million at March 31, 2015, compared to $601 thousand at March 31, 2014. These costs will be charged to expense and amortized on a straight line basis in subsequent periods. The weighted average period over which the unearned compensation at March 31, 2015 is expected to be recognized is approximately 2.6 years.

Stock options

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. Estimates utilized in the calculation include the expected life of the option, risk-free interest rate, and expected volatility, and are further comparatively detailed as follows:

	Three months ended
	March 31,
	2015	2014

Fair value of options issued	$4.07	$3.25
Exercise price	$5.47	$4.23
Expected life of option (in years)	5.9	5.6
Risk-free interest rate	1.7%	1.8%
Expected volatility	91.3%	98.0%
Dividend yield	0%	0%

ENERGY FOCUS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

A summary of option activity under all plans for the three months ended March 31, 2015 is shown as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)

Outstanding at December 31, 2014	459,271	$8.95
Granted	208,500	5.47
Exercised	(321)	2.30
Cancelled/forfeited	(47,947)	6.35
Outstanding at March 31, 2015	619,503	$7.98	8.5

Vested and expected to vest at March 31, 2015	545,159	$7.35	8.4

Exercisable at March 31, 2015	304,654	$10.71	7.5

Restricted stock units

A summary of restricted stock unit activity under all plans for the three months ended March 31, 2015 is shown as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in years)

Outstanding at December 31, 2014	-	$-
Granted	60,750	5.47
Outstanding at March 31, 2015	60,750	$5.47	2.0

NOTE 11. RELATED PARTY TRANSACTIONS

On December 12, 2012, our Board of Directors appointed James Tu to serve as our non-executive Chairman. On April 30, 2013, Mr. Tu became the Executive Chairman assuming the duties of the Principal Executive Officer. On October 30, 2013 Mr. Tu was appointed Executive Chairman and Chief Executive Officer by the Board of Directors. Mr. Tu is also the Founder, Chief Executive Officer and Chief Investment Officer of 5 Elements Global Advisors, an investment advisory and management company managing the holdings of 5 Elements Global Fund LP, which was a beneficial owner of more than 5 percent of our common stock prior to the August 2014 registered offering. 5 Elements Global Advisors focuses on investing in clean energy companies with breakthrough, commercialized technologies, and near-term profitability potential. Mr. Tu is also Co-Founder and Managing Partner of Communal International Ltd. (“Communal”), a British Virgin Islands company dedicated to assisting clean energy, solutions-based companies, maximizing technology and product potential and gaining them access to global marketing, distribution licensing, manufacturing and financing resources. Communal has a 50 percent ownership interest in 5 Elements Energy Efficiencies (BVI) Ltd., a beneficial owner of more than 5 percent of our common stock. Yeh-Mei Cheng controls 5 Elements Energy Efficiencies (BVI) Ltd. and owns the other 50 percent. She is Co-Founder of Communal International Ltd. with Mr. Tu and the mother of Simon Cheng, a current member of our Board of Directors and an employee of the Company.

On February 27, 2012, we entered into an Asian Business Development/Collaboration Agreement with Communal. The agreement has a 60 month term. Additionally, during the term of the agreement, we will pay Communal a 5 percent commission on the net sales that occur within the territory, as defined by the agreement. We have incurred no commissions due under this agreement through March 31, 2015.

ENERGY FOCUS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

Effective January 1, 2013, the Asian Business Development/Collaboration Agreement with Communal was amended to reflect the extension of the terms of the Agreement for an additional twelve months, and the addition of certain services and countries in the territory covered by the Agreement. In connection with the amended and restated Agreement, nothing was paid during the first quarter of 2015 or 2014, respectively. We recorded expense of $56 thousand under this agreement during the first quarter of 2015 and 2014, respectively. At March 31, 2015, we had $170 thousand relating to this agreement included under the caption, “Prepaid and other current assets” in the Condensed Consolidated Balance Sheet.

NOTE 12. COMMITMENTS AND CONTINGENCIES

On December 22, 2014, a former employee filed a lawsuit against us in the Superior Court of the State of California, County of San Diego, known as Merl Toyer v. Energy Focus, Inc., et al., alleging wrongful termination and other claims related to his employment with us. We subsequently removed the case to the United States District Court for the Southern District of California. On May 1, 2015, we entered into a settlement agreement with the plaintiff, which assigns no culpability to any party and provides for a payment by us in exchange for full settlement and release of his claims. At March 31, 2015, we had approximately $240 thousand recorded in Selling, general, and administrative expenses for the amount we expect to pay in May 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes thereto, included under Item 1 of this Quarterly Report, as well as the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included under Item 7 of our 2014 Annual Report.

Overview

Energy Focus, Inc. and its subsidiaries engage in the design, development, manufacturing, marketing, and installation of energy-efficient lighting systems. Prior to 2015, we provided turnkey, high-quality, energy-efficient lighting application alternatives, primarily to the existing public-sector building market, and reported this business as a separate “solutions” segment. However, in the third quarter of 2014, we began shifting our focus away from the turnkey solutions business to align our resources with developing and selling our energy-efficient LED products into the commercial and government markets. During the first quarter of 2015, we completed all outstanding solutions-based jobs and are no longer accepting new solutions-based jobs. As such, our management has determined that the Company operates in a single industry segment.

Additionally, product development remains a key focus for us. Our product development team is dedicated to developing and designing leading-edge technology LED lighting products, and we have curtailed our efforts on bidding on research contracts and grants.

Results of operations

The following table sets forth items in our Condensed Consolidated Statement of Operations as a percentage of net sales for the periods indicated:

	Three months ended
	March 31,
	2015	2014

Net sales	100.0%	100.0%
Cost of sales	58.9	71.1
Gross profit	41.1	28.9

Operating expenses:
Product development	4.1	3.9
Selling, general, and administrative	27.6	46.8
Total operating expenses	31.7	50.7
Income (loss) from operations	9.4	(21.8)

Other expenses:
Interest expense	0.2	53.2
Other expenses	0.4	7.3

Income (loss) from continuing operations before income taxes	8.8	(82.3)
Benefit from income taxes	0.1	-
Income (loss) from continuing operations	8.9	(82.3)

Discontinued operations:
Income (loss) from continuing operations	-	(0.4)
Loss on sale of discontinued operations	(0.3)	-
Loss from discontinued operations	(0.3)	(0.4)

Net income (loss)	8.6%	(82.7)%

A further breakdown of our net sales is shown as follows (in thousands):

	Three months ended
	March 31,
	2015	2014

Turnkey solutions (formerly our "Solutions" segment)	$23	$2,188
Commercial products	2,303	1,230
Government products	10,802	1,478
R&D services	17	23
Total net sales	$13,145	$4,919

Net sales of $13.1 million for the first quarter of 2015 increased 167.2 percent compared to the first quarter of 2014. The increase was due primarily to high-volume sales to distributors for the U.S. Navy. Net sales of our commercial products also increased as we continue to penetrate the commercial, industrial, and Energy Service Company (“ESCO”) markets. Turnkey solutions sales decreased 98.9 percent as a result of our focus away from the turnkey solutions business to align our resources with developing and selling our LED products. Additionally, R&D services sales decreased 26.1 percent, as we continue to focus our resources exclusively on projects and contracts that support LED technologies.

Gross profit

Gross profit was $5.4 million, or 41.1 percent of net sales, for the first quarter of 2015, compared to $1.4 million, or 28.9 percent of net sales for the first quarter of 2014. The increase was due primarily to product mix as sales for turnkey solutions, which historically carried lower margins than product sales, decreased for the first quarter of 2015 as described above. Additionally, gross margins benefited as a result of continuous operating efficiencies in our supply chain, building economies of scales from sales volume increases, and product cost reduction efforts from value analysis/value engineering processes.

Operating expenses

Product development

Product development expenses include salaries, contractor and consulting fees, legal fees, and supplies and materials, as well as overhead costs such as depreciation and facility costs. Product development costs are expensed as they are incurred.

Total government reimbursements are the combination of revenues and credits from government contracts.

Total gross and net product development spending, including credits from government contracts, is shown in the following table (in thousands):

	Three months ended
	March 31,
	2015	2014

Gross product development expenses	$658	$320
Cost recovery through cost of sales	(17)	(23)
Cost recovery and other credits	(98)	(106)
Net product development expenses	$543	$191

Gross product development expenses were $658 thousand for the three months ended March 31, 2015, a $338 thousand increase compared to $320 thousand for the three months ended March 31, 2014. The increase resulted from higher legal and outside testing fees of approximately $134 thousand incurred as we worked toward the launch of our proprietary commercial Intellitube® product line, as well as higher salaries and related benefits of approximately $121 thousand as we continue to dedicate resources toward the development of our LED lighting technologies.

Selling, general and administrative

Selling, general, and administrative expenses were $3.6 million, or 27.6 percent of net sales for the first quarter of 2015, compared to $2.3 million, or 46.8 percent of net sales for the first quarter of 2014. The dollar increase resulted from higher severance and settlement charges of approximately $391 thousand, higher recruiting costs of approximately $206 thousand, higher salaries and related benefits of approximately $182 thousand due to building our direct sales force, higher bonus incentives of approximately $148 thousand tied to our improved financial performance, and higher expenses for uncollectible accounts receivable of approximately $105 thousand. Severance charges relate primarily to expenses incurred pursuant to separation agreements entered into with two former executives, and the settlement charges relate to settlement arrangement with a former employee. See Note 12, Commitments and contingencies, for more information regarding the settlement arrangement.

Other expenses

Interest expense

Interest expense was $23 thousand for the first quarter of 2015 compared to $2.6 million for the first quarter of 2014. The prior year’s quarter included a $2.3 million non-cash charge to write-off the remaining unamortized discount associated with the conversion of outstanding convertible notes into common stock in March 2014, as well as interest and other fees related to our line of credit facility.

Other expenses

Other expenses were $57 thousand for the first quarter of 2015, compared to $360 thousand for the first quarter of 2014. Other expenses in 2014 included $293 thousand to write-off of the loan origination costs in connection with the conversion of outstanding convertible notes in March 2014.

Net income (loss)

Net income was $1.1 million for the first quarter of 2015, compared to a net loss of $4.1 million for the prior year’s first quarter. Higher net sales in the first quarter of 2015, as well as continued operational improvements described above resulted in the improved financial results. Additionally, the net loss in the first quarter of 2014 included one-time charges of $2.7 million related to the conversion of the unsecured convertible notes in March 2014 as described above.

Financial condition

We have historically incurred substantial losses, and as of March 31, 2015, we had an accumulated deficit of $87.7 million. We have raised approximately $20 million between 2013 and 2015 through the issuance of common stock and debt, and the exercise of outstanding warrants, which has been funding our operating expenses and working capital. Although we were profitable in the first quarter of 2015, in order for us to continue to be profitable and grow our business, we will need to continue to improve upon executing our marketing and sales plans for our energy-efficient LED lighting products, developing new technologies into sustainable product lines, and continuing operational efficiencies in our supply chain performance and value engineering efforts.

There is a risk that our business may not be as successful as we envision as we work to generate sufficient cash flow to meet obligations and sustain operations without obtaining additional external financing. We currently have a revolving credit facility that provides funding for our operations. We have the right to terminate the facility on December 31, 2015, and the lender may terminate the facility at any time by providing the requisite advance notice. There can be no assurance that we will generate sufficient cash flows to sustain our operations or obtain funding on acceptable terms or in a timely fashion or at all. As such, we will continue to review and pursue selected external funding sources, if necessary, to execute these objectives including, but not limited to, the following:

●	renew our existing credit facility on acceptable terms prior to its expiration or termination or obtain funding from other financial institutions on acceptable terms,
●	obtain financing from traditional or non-traditional investment capital organizations or individuals, and
●	obtain funding from the sale of our common stock or other equity or debt instruments or the exercise of outstanding warrants.

Obtaining financing through the above-mentioned mechanisms contains risks, including:

●	additional equity financing may not be available to us in the current capital environment and could lead to further dilution of stockholder value for current stockholders,
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

If we fail to obtain additional financing to grow our business, we would need to delay or scale back our business plan, reduce our operating costs, or reduce our headcount, each of which would have a material adverse effect on our business, future prospects, and financial condition.

Liquidity and capital resources

At March 31, 2015, our cash and cash equivalents balance was $8.9 million, compared to $7.5 million at December 31, 2014. The balance at March 31, 2015 included restricted cash of $97 thousand, compared to $105 thousand at December 31, 2014. The restricted cash balance relates to funds to be used exclusively for a research and development project with the National Shipbuilding Research Program. Additionally, our cash balance at March 31, 2015 and December 31, 2014 included $300 thousand of the purchase price from the sale of our pool products business that remains in escrow subject to the resolution of outstanding buyer claims. For more information on the cash remaining in escrow, please refer to Note 17. Legal matters, included under Item 8 of our 2014 Annual Report.

The following summarizes our cash flows from operating, investing, and financing activities, as reflected in the Condensed Consolidated Statement of Cash Flows (in thousands):

	Three months ended
	March 31,
	2015	2014

Net cash used in operating activities	$(2,317)	$(2,090)

Net cash (used in) provided by investing activities	$(112)	$93

Net cash provided by financing activities	$3,769	$1,096

Net cash used in operating activities

For the first quarter of 2015, net cash used in operating activities was $2.3 million, compared to $2.1 million used in the first quarter of 2014. The cash used in operating activities in the first quarter of 2015 resulted from significant purchases of inventory to meet the increased demand for our LED products, as well as legal costs we incurred on the sale of our pool products business in November 2013. For more information on the legal costs, please refer to Note 17. Legal matters, included under Item 8 of our 2014 Annual Report. Cash used in operating activities for the first quarter of 2014 resulted from the net loss we incurred, adjusted for non-cash items.

Net cash (used in) provided by investing activities

Net cash used in investing activities was $112 thousand for the first quarter of 2015, and resulted from acquisitions of property and equipment. Net cash provided by investing activities for the first quarter of 2014 was $93 thousand, and resulted from proceeds received on the sales of property equipment.

Net cash provided by financing activities

Net cash provided by financing activities was $3.8 million for the first quarter of 2015, and resulted from proceeds we received on the exercise of outstanding warrants during the quarter, as well as borrowings received from our line of credit. Net cash provided by financing activities of $1.1 million for the first quarter of 2014 resulted from proceeds received on our line of credit borrowings.

Credit facilities

On December 22, 2011, we entered into a $4.5 million revolving line of credit (“credit facility”) with Rosenthal & Rosenthal. The total loan amount available to us under the line of credit is equal to 85 percent of our net, eligible receivables, plus available inventory (50 percent of the lower of cost or market value of eligible inventory, or $250 thousand, whichever is less). The credit facility is secured by a lien on our domestic assets. The interest rate for borrowing on accounts receivable is 8.5 percent, on inventories 10 percent, and on overdrafts 13 percent. Additionally, there is an annual 1 percent facility fee on the entire $4.5 million amount of the credit facility payable at the beginning of the year. The agreement automatically renews from year to year after December 31, 2014, unless we provide the requisite notice to Rosenthal. Additionally, Rosenthal has the right to terminate the agreement by providing 60 days written notice to us. We have not received such notice from Rosenthal. We are required to comply with certain financial covenants, measured quarterly, including, as defined in the agreement: a tangible net worth amount and a working capital amount. We were in compliance with the financial covenants as of March 31, 2015. Borrowings under the revolving line of credit were $1.7 million and $453 thousand at March 31, 2015 and December 31, 2014, respectively, and were recorded in the Condensed Consolidated Balance Sheet as a current liability under the caption “Credit line borrowings.” At March 31, 2015, there was approximately $708 thousand available for us to borrow under this line of credit.

In January 2015, the invoice discounting arrangement we had in place for our subsidiary in the United Kingdom was terminated. As of March 31, 2015, we had not entered into any new financing arrangements for the subsidiary. Under the terms of the old arrangement, the amount available for borrowing was based at 80 percent of their eligible sales ledger. The interest rate for borrowing under the arrangement was 3.02 percent. While the arrangement was still in effect as of December 31, 2014; there were no borrowings outstanding.

Critical accounting policies

There have been no material changes to our critical accounting policies as compared to those included in our 2014 Annual Report.

Certain risks and concentrations

We had certain customers whose net sales individually represented 10 percent or more of our total net sales, or whose net trade accounts receivable balance individually represented 10 percent or more of our total net trade accounts receivable, as follows:

For the three months ended March 31, 2015 and 2014, one customer accounted for approximately 82 percent and two customers accounted for approximately 34 percent of net sales, respectively.

At March 31, 2015, one customer accounted for approximately 78 percent of net trade accounts receivable. At December 31, 2014, three customers accounted for approximately 79 percent of net trade accounts receivable.

Recent accounting pronouncements

In January 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which provides guidance on simplifying income statement presentation by eliminating the concept of extraordinary items from U.S. GAAP. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively and retrospectively to all periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We have evaluated the accounting guidance and determined that there is no impact of this update to our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue Recognition - Revenue from Contracts with Customers, which is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The standard is effective for interim and annual periods beginning after December 15, 2016, however, the FASB has proposed a one-year deferral. Either full retrospective adoption or modified retrospective adoption is permitted. We are in the process of evaluating the impact of the standard.

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. Additionally, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, expenses of discontinued operations and of the pretax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The new standard is effective for interim and annual periods beginning after December 15, 2014. We have evaluated the accounting guidance and determined that this update will have no effect on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2015, we had British pounds sterling-denominated cash valued at $71 thousand held in the United Kingdom, based on the exchange rate at that date. The balances for cash held in the United Kingdom are subject to exchange rate risk. We have a policy of maintaining cash balances in local currency unless an amount of cash is occasionally transferred in order to repay inter-company debts.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective as of March 31, 2015.

(b) Changes in internal control over financial reporting

As discussed in our 2014 Annual Report, our disclosure controls and procedures were not effective as of December 31, 2014 as a result of a material weakness related to a lack of effective controls over revenue recognition. Management has implemented controls to remediate the material weakness identified, including:

●

a system of review to ensure that purchase orders are appropriately reviewed by personnel knowledgeable regarding revenue recognition principles and that final sales terms are communicated to the accounting department,

●	periodic reviews of sales transactions to ensure that there is sufficient supporting documentation, including a customer purchase order,
●	formalized standard sales terms and conditions, and
●	additional education and training to members of the finance department and others within the Company regarding revenue recognition criteria and the need for sufficient review of terms and conditions.

There were no other changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter.

PART II OTHER INFORMATION

ITEM 1A. RISK FACTORS

Reference is made to the Risk Factors included under Part I, Item 1A of our 2014 Annual Report, as there have been no significant changes to those risk factors.

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

ENERGY FOCUS, INC.

Date: May 5, 2015	By:	/s/ James Tu
James Tu
Executive Chairman and Chief Executive Officer

	By:	/s/ Marcia J. Miller
Marcia J. Miller
Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Documents

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101

The following financial information from our Quarterly Report for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet at March 31, 2015 and December 31, 2014, (ii) Condensed Consolidated Statement of Operations for the three months ended March 31, 2015 and 2014, (iii) Condensed Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 31, 2015 and 2014, (iv) Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2015 and 2014, (vi) Notes to the Condensed Consolidated Financial Statements.

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.