Form 10-Q
period 2015-06-30
ENERGY FOCUS, INC/DE
filed 2015-08-05
CIK 924168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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
Yes ☐    No ☑

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of July 31, 2015 was 10,042,050.

PART I - FINANCIAL INFORMATION

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

We believe that important factors that could cause our actual results to differ materially from forward-looking statements include, but are not limited to, the risks and uncertainties outlined under “Risk Factors” under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Annual Report”) and other matters described in this Quarterly Report generally. Some of these factors include:

•	our history of operating losses and our ability to generate sufficient cash from operations or receive sufficient financing, on acceptable terms, to continue our operations,

•	general economic conditions in the United States and in other markets in which we operate,

•
our dependence on government customers, in particular the U.S. Navy, and on the levels of funding available to such customers and our ability to satisfactorily fulfill our contractual obligations to such customers,

•	our ability to implement and manage our growth plans and control expenses to increase sales and improve margins,

•	market acceptance of LED lighting technology,

•	our ability to respond to new lighting technologies and market trends with safe and reliable products,

•	our ability to compete effectively against companies with greater resources,

•	our ability to protect our intellectual property rights and the impact of any type of legal claim or dispute,

•	our reliance on a limited number of customers for a significant portion of our revenue,

•	our ability to obtain critical components and finished products from third-party suppliers on acceptable terms,

•	risks inherent in international markets, such as economic and political uncertainty, changing regulatory and tax requirements and currency fluctuations, and

•	our ability to maintain effective internal controls.

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

ITEM 1. FINANCIAL STATEMENTS
ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
  (Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$10,173	$7,531
Trade accounts receivable less allowances of $200 and $323, respectively	2,506	3,113
Inventories, net	9,847	7,283
Prepaid and other current assets	1,084	1,002
Total current assets	23,610	18,929

Property and equipment, net	732	479
Other assets	111	88
Total assets	$24,453	$19,496

LIABILITIES
Current liabilities:
Accounts payable	$4,911	$7,601
Accrued liabilities	1,462	1,209
Accrued federal and state income taxes	923	—
Accrued warranty reserve	471	188
Deferred revenue	200	133
Billings in excess of costs and estimated earnings on uncompleted contracts	—	23
Credit line borrowings	455	453
Total current liabilities	8,422	9,607

Other liabilities	87	46
Long-term debt	70	70
Total liabilities	8,579	9,723

STOCKHOLDERS' EQUITY
Preferred stock, par value $0.0001 per share:
Authorized: 2,000,000 shares in 2015 and 2014
Issued and outstanding: no shares in 2015 and 2014	—	—
Common stock, par value $0.0001 per share:
Authorized: 15,000,000 shares in 2015 and 2014
Issued and outstanding: 10,025,790 at June 30, 2015 and 9,423,975 at December 31, 2014	1	1
Additional paid-in capital	101,003	98,133
Accumulated other comprehensive income	460	469
Accumulated deficit	(85,590)	(88,830)
Total stockholders' equity	15,874	9,773
Total liabilities and stockholders' equity	$24,453	$19,496

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net sales	$16,621	$6,699	$29,766	$11,618
Cost of sales	8,990	4,525	16,733	8,022
Gross profit	7,631	2,174	13,033	3,596

Operating expenses:
Product development	657	203	1,200	394
Selling, general, and administrative	3,903	2,533	7,527	4,837
Total operating expenses	4,560	2,736	8,727	5,231
Operating income (loss)	3,071	(562)	4,306	(1,635)

Other expenses (income):
Interest expense	26	28	49	2,646
Other (income) expenses	(25)	33	32	393

Income (loss) from continuing operations before income taxes	3,070	(623)	4,225	(4,674)
Provision for (benefit from) income taxes	923	(1)	913	(2)
Income (loss) from continuing operations	2,147	(622)	3,312	(4,672)

Discontinued operations:
Loss from discontinued operations	—	—	—	(20)
Loss on sale of discontinued operations	(36)	—	(72)	—
Loss from discontinued operations	(36)	—	(72)	(20)

Net income (loss)	$2,111	$(622)	$3,240	$(4,692)

Net income (loss) per share - basic:
From continuing operations	$0.21	$(0.08)	$0.34	$(0.72)
From discontinued operations	—	—	(0.01)	—
Net income (loss) per share - basic:	$0.21	$(0.08)	$0.33	$(0.72)

Net income (loss) per share - diluted:
From continuing operations	$0.21	$(0.08)	$0.33	$(0.72)
From discontinued operations	—	—	(0.01)	—
Net income (loss) per share - diluted:	$0.21	$(0.08)	$0.32	$(0.72)

Weighted average shares used in computing net income (loss) per share:
Basic	10,019	7,836	9,846	6,512
Diluted	10,138	7,836	10,058	6,512

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net income (loss)	$2,111	$(622)	$3,240	$(4,692)

Other comprehensive (loss) income:
Foreign currency translation adjustments	(36)	5	(9)	7
Comprehensive income (loss)	$2,075	$(617)	$3,231	$(4,685)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount

Balance at December 31, 2014	9,424	$1	$98,133	$469	$(88,830)	$9,773

Issuance of common stock under employee stock option and stock purchase plans	19	—	83			83
Stock-based compensation			284			284
Issuance of common stock upon the exercise of warrants	583	—	2,503			2,503
Foreign currency translation adjustment				(9)		(9)
Net income for the six months ended June 30, 2015					3,240	3,240

Balance at June 30, 2015	10,026	$1	$101,003	$460	$(85,590)	$15,874

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(Unaudited)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$3,240	$(4,692)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	107	114
Stock-based compensation	284	258
Provision for doubtful accounts receivable	60	(3)
Amortization of intangible assets	—	27
Amortization of discounts on long-term borrowings and acquisition related liabilities	—	2,815
Amortization of loan origination fees	23	83
Changes in operating assets and liabilities:
Trade accounts receivable, inventories, and other assets	(2,106)	(457)
Accounts payable, accrued liabilities, accrued federal and state income taxes, and accrued warranty reserve	(1,227)	(428)
Deferred revenue	43	(630)
Total adjustments	(2,816)	1,779
Net cash provided by (used in) operating activities	424	(2,913)

Cash flows from investing activities:
Acquisitions of property and equipment	(360)	(107)
Proceeds from the sale of property and equipment	—	130
Net cash (used in) provided by investing activities	(360)	23

Cash flows from financing activities:
Proceeds from warrants exercised	2,503	—
Proceeds from issuances of common stock, net	—	806
Proceeds from exercises of stock options and employee stock purchase plan purchases	83	27
Payments on other borrowings	—	(29)
Net proceeds on credit line borrowings	2	824
Net cash provided by financing activities	2,588	1,628

Effect of exchange rate changes on cash	(10)	(2)

Net increase (decrease) in cash and cash equivalents	2,642	(1,264)
Cash and cash equivalents, beginning of period	7,531	2,860
Cash and cash equivalents, end of period	$10,173	$1,596

Classification of cash and cash equivalents:
Cash and cash equivalents	$9,737	$1,122
Restricted cash held	136	174
Cash held in escrow	300	300
Cash and cash equivalents, end of period	$10,173	$1,596

Supplemental disclosures for non-cash financing activities:
Conversion of subordinated convertible debt to equity, net of discount amortization	$—	$3,858

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
(Unaudited)

NOTE 1. NATURE OF OPERATIONS

Energy Focus, Inc. and its subsidiaries engage in the design, development, manufacturing, marketing, and installation of energy-efficient lighting systems. Prior to 2015, we provided turnkey, high-quality, energy-efficient lighting application alternatives, primarily to the existing public-sector building market, and reported this business as a separate “solutions” segment. However, in the third quarter of 2014, we began shifting our focus away from the turnkey solutions business to align our resources with developing and selling our energy-efficient LED products into the commercial and government markets. During the first quarter of 2015, we completed all outstanding solutions-based projects and are no longer accepting new solutions-based projects. As such, our management has determined that the Company operates in a single industry segment.

Additionally, product development remains a key focus for us. Our product development team is dedicated to developing and designing leading-edge technology LED lighting products, and we have curtailed our efforts on bidding on research contracts and grants.

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The condensed consolidated financial statements (“financial statements”) include the accounts of the Company and its subsidiaries, Energy Focus LED Solutions, LLC (“EFLS”) in Solon, Ohio, and Crescent Lighting Limited (“CLL”), and its subsidiary, Energy Focus Europe, Ltd, each located in the United Kingdom. All significant inter-company balances and transactions have been eliminated. Please refer to Note 13. Subsequent Events, for information about our disposition of CLL subsequent to June 30, 2015.

We have prepared the accompanying financial data for the three and six months ended June 30, 2015 and 2014 pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The accompanying financial data and information should be read in conjunction with our 2014 Annual Report.

In the opinion of management, the accompanying financial statements contain all normal and recurring adjustments necessary to present fairly our Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014, Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2015 and 2014, Condensed Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2015, and Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014.

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

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
(Unaudited)

Reclassifications

Certain prior period amounts have been reclassified within the financial statements, and related notes thereto, to be consistent with current period presentation.

Certain risks and concentrations

We have certain customers whose net sales individually represented 10 percent or more of our total net sales, or whose net trade accounts receivable balance individually represented 10 percent or more of our total net trade accounts receivable, as follows:

For the three months ended June 30, 2015, one customer accounted for approximately 77 percent of net sales. For the three months ended June 30, 2014, two customers accounted for approximately 43 percent of net sales. For the six months ended June 30, 2015, one customer accounted for approximately 79 percent of net sales. For the six months ended June 30, 2014, two customers accounted for approximately 34 percent of net sales.

At June 30, 2015, one customer accounted for approximately 64 percent of net trade accounts receivable. At December 31, 2014, three customers accounted for approximately 79 percent of net trade accounts receivable.

Recent accounting pronouncements

In January 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-01, Income Statement-Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which provides guidance on simplifying income statement presentation by eliminating the concept of extraordinary items from U.S. GAAP. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively and retrospectively to all periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We have evaluated the accounting guidance and determined that there is no impact of this update to our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue Recognition - Revenue from Contracts with Customers, which is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The standard was to be effective for interim and annual periods beginning after December 15, 2016. However, on July 9, 2015, the FASB decided to delay the effective date of the standard by one year. Either full retrospective adoption or modified retrospective adoption is permitted. We are in the process of evaluating the impact of the standard.

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
JUNE 30, 2015
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

The following is a reconciliation of the numerator and denominator of the basic and diluted net income (loss) per share computations for the periods presented below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Numerator:
Income (loss) from continuing operations	$2,147	$(622)	$3,312	$(4,672)
Loss from discontinued operations	(36)	—	(72)	(20)
Net income (loss)	$2,111	$(622)	$3,240	$(4,692)

Denominator:
Basic weighted average common shares outstanding	10,019	7,836	9,846	6,512
Potential common shares from options and warrants	119	—	212	—
Diluted weighted average shares	10,138	7,836	10,058	6,512

As a result of the net loss we incurred for the three and six months ended June 30, 2014, approximately 483 thousand and 1.7 million options, warrants, and convertible securities, respectively, were excluded from the net loss per share calculation, as their inclusion would have been anti-dilutive.

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

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Balance at beginning of period	$503	$75	$188	$75
Accruals for warranties issued	—	4	352	20
Settlements made during the period (in cash or in kind)	(32)	(11)	(69)	(27)
Accrued warranty reserve	$471	$68	$471	$68

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
(Unaudited)

NOTE 3. DISCONTINUED OPERATIONS

In November 2013, we sold our pool products business for a cash purchase price of $5.2 million. The Purchase Agreement provided for an escrow of $500 thousand of the purchase price to secure customary indemnification obligations with respect to our representations, warranties, covenants and other obligations under the Purchase Agreement. At June 30, 2015, $300 thousand remained in escrow subject to the resolution of outstanding buyer claims. Additionally, we participated in a mediation meeting with the buyer during the quarter ended June 30, 2015 and continue to engage in settlement discussions, but remain unable to estimate a range of reasonably possible loss. For more information on this matter and the cash remaining in escrow, please refer to Note 17. Legal matters, included under Item 8. of our 2014 Annual Report.

NOTE 4. INVENTORIES

Inventories are stated at the lower of standard cost (which approximates actual cost determined using the first-in, first-out cost method) or market, and consist of the following, net of reserves (in thousands):

	June 30, 2015	December 31, 2014
Raw materials	$3,904	$3,183
Finished goods	5,943	4,100
Inventories, net	$9,847	$7,283

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets and consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Equipment (useful life 3 to 15 years)	$1,608	$1,495
Tooling (useful life 2 to 5 years)	865	865
Furniture and fixtures (useful life 5 years)	102	92
Computer software (useful life 3 years)	452	452
Leasehold improvements (the shorter of useful life or lease life)	573	572
Construction in progress	257	18
Property and equipment at cost	3,857	3,494
Less: accumulated depreciation	(3,125)	(3,015)
Property and equipment, net	$732	$479

Depreciation expense was $55 thousand and $57 thousand for the three months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015 and 2014, depreciation expense was $107 thousand and $114 thousand, respectively.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
(Unaudited)

NOTE 6. CONTRACTS IN PROGRESS

Billings in excess of costs and estimated earnings on contracts in progress are summarized in the following table for the periods indicated (in thousands):

	June 30, 2015	December 31, 2014
Costs incurred on uncompleted contracts	$—	$6,707
Estimated earnings	—	1,507
Total revenues	—	8,214
Less: billings to date	—	8,237
Total	$—	$(23)

Balance sheet classification:
Billings in excess of costs and estimated earnings on uncompleted contracts	$—	$23

As a result of completing all outstanding solutions-based projects during the first quarter of 2015, there were no remaining contracts in progress as of June 30, 2015.

NOTE 7. DEBT

Credit facilities

On December 22, 2011, we entered into a $4.5 million revolving line of credit (“credit facility”) with Rosenthal & Rosenthal. The total loan amount available to us under the line of credit is equal to 85 percent of our net, eligible receivables, plus available inventory (50 percent of the lower of cost or market value of eligible inventory, or $250 thousand, whichever is less). The credit facility is secured by a lien on our domestic assets. The interest rate for borrowing on accounts receivable is 8.5 percent, on inventories 10 percent, and on overdrafts 13 percent. Additionally, there is an annual 1 percent facility fee on the entire $4.5 million amount of the credit facility payable at the beginning of the year. The agreement automatically renews from year to year each December 31st unless we provide requisite notice to Rosenthal 60 days in advance of the renewal date. Additionally, Rosenthal has the right to terminate the agreement at any time by providing 60 days written notice to us. As defined in the agreement, we are required to comply with certain financial covenants, measured quarterly, including a tangible net worth amount and a working capital amount. We were in compliance with the financial covenants as of June 30, 2015. Borrowings under the revolving line of credit were $455 thousand and $453 thousand at June 30, 2015 and December 31, 2014, respectively, and were recorded in the Condensed Consolidated Balance Sheets as a current liability under the caption “Credit line borrowings.” At June 30, 2015, there was approximately $1.7 million available for us to borrow under this line of credit.

In January 2015, the invoice discounting arrangement we had in place for our subsidiary in the United Kingdom was terminated. As of June 30, 2015, we had not entered into any new financing arrangements for the subsidiary. Under the terms of the old arrangement, the amount available for borrowing was based at 80 percent of their eligible sales ledger. The interest rate for borrowing under the arrangement was 3.02 percent. While the arrangement was still in effect as of December 31, 2014, there were no borrowings outstanding.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
(Unaudited)

Borrowings

The components of debt at June 30, 2015 and December 31, 2014 were as follows (in thousands):

	June 30, 2015	December 31, 2014
Unsecured promissory note - Quercus Trust (1)	$70	$70
Long-term debt	$70	$70

(1)	Note matures on June 1, 2109 and bears interest at 1 percent.

For a full description of our debt financing, please refer to Note 9. Debt, included under Item 8. of our 2014 Annual Report.

NOTE 8. GEOGRAPHIC INFORMATION

The following provides a geographic summary of net sales for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
United States	$16,219	$5,590	$28,822	$9,873
International	402	1,109	944	1,745
Net sales	$16,621	$6,699	$29,766	$11,618

A geographic summary of long-lived, fixed assets is presented as follows (in thousands):

	June 30, 2015	December 31, 2014
United States	$715	$456
International	17	23
Long-lived assets, net	$732	$479

NOTE 9. INCOME TAXES

At June 30, 2015, we had $923 thousand recorded in the Condensed Consolidated Balance Sheets under the caption, "Accrued federal and state income taxes" for U.S. federal and various states income tax after the application of the annual limitation set forth under Section 382 of the Internal Revenue Code ("IRC").

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
(Unaudited)

The following table provides a detailed breakout of the provision for (benefit from) income taxes for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Current:
U.S. federal	$813	$—	$813	$—
State	110	(1)	110	(2)
Foreign	—	—	(10)	—
Provision for (benefit from) income taxes	$923	$(1)	$913	$(2)

For the three months ended June 30, 2015, we had $923 thousand recorded to the provision for income taxes for U.S. federal and various states income tax after the application of the annual limitation set forth under Section 382 of the IRC. For the three months ended June 30, 2014, benefit from income taxes was $1 thousand, and resulted from state and local tax credits received by what was formerly known as our "Solutions" segment.

For the six months ended June 30, 2015, provision for income taxes was $913 thousand for U.S. federal and various states income tax after the application of the annual limitation set forth under Section 382 of the IRC. For the six months ended June 30, 2014, benefit from income taxes was $2 thousand, and resulted from state and local tax credits received by what was formerly known as our "Solutions" segment.

At June 30, 2015, we had a full valuation allowance recorded against our deferred tax assets. The valuation allowance was recorded due to uncertainties related to our ability to utilize the deferred tax assets; primarily consisting of certain net operating losses carried forward. The valuation allowance is based upon management’s estimates of taxable income by jurisdiction and the periods over which the deferred tax assets will be recoverable.

At December 31, 2014, we had a net operating loss carry-forward of approximately $75.4 million for U.S. federal, state, and local income tax purposes. However, due to changes in our capital structure, approximately $23.9 million of this amount is available to offset future taxable income after the application of the limitations found under Section 382 of the IRC. If not utilized, these carry-forwards will begin to expire in 2021 for federal purposes and in 2021 or sooner for state and local purposes. Additionally, the changes to our capital structure have subjected, and will continue to subject our net operating loss carry-forward to an annual limitation. This limitation will significantly restrict our ability to utilize the carry-forward to offset taxable income in future periods. At December 31, 2014, we had a foreign net operating loss carry-forward of approximately $1.6 million denominated in British pounds and based on the exchange rate at that date, related to our operations in the United Kingdom. Based on current tax law in the United Kingdom, net operating losses may be carried forward to offset future profits of the same trade for an indefinite period of time until fully utilized. For a full discussion of the estimated restrictions on our utilization of net operating loss carry-forwards, please refer to Note 14. Income taxes, included under Item 8. of our 2014 Annual Report.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
(Unaudited)

NOTE 10. STOCKHOLDERS’ EQUITY

Warrants

A summary of warrant activity for the six months ended June 30, 2015 is shown as follows:

	Warrants Outstanding	Weighted Average Exercise Price During Period
Outstanding at December 31, 2014	969,549	$4.61
Exercised	(582,549)	4.30
Canceled/forfeited	(55,000)	4.30
Expired	(240,000)	5.34
Outstanding at June 30, 2015	92,000	$4.86

Stock-based compensation

Stock-based compensation expense is attributable to stock options and restricted stock unit awards. For all stock-based awards, we recognize expense using a straight-line amortization method.

The following table summarizes stock-based compensation expense and the impact it had on operations for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Cost of sales	$15	$4	$18	$6
Product development	13	3	16	2
Selling, general, and administrative	144	128	250	250
Total stock-based compensation	$172	$135	$284	$258

Total unearned stock-based compensation was $1.1 million at June 30, 2015, compared to $494.5 thousand at June 30, 2014. These costs will be charged to expense and amortized on a straight-line basis in subsequent periods. The weighted average period over which the unearned compensation at June 30, 2015 is expected to be recognized is approximately 2.3 years.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
(Unaudited)

Stock options

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. Estimates utilized in the calculation include the expected life of the option, risk-free interest rate, and expected volatility, and are further comparatively detailed as follows:

	Six months ended June 30,
	2015	2014
Fair value of options issued	$4.11	$3.34
Exercise price	$5.54	$4.34
Expected life of option (in years)	5.8 years	5.6 years
Risk-free interest rate	1.7%	1.8%
Expected volatility	88.3%	98.1%
Dividend yield	0.0%	0.0%

A summary of option activity under all plans for the six months ended June 30, 2015 is shown as follows:

	Number of Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2014	459,271	$8.95
Granted	223,500	5.54
Exercised	(10,393)	3.71
Canceled/forfeited	(78,008)	6.02
Expired	(5,900)	96.00
Outstanding at June 30, 2015	588,470	$7.26	8.3 years

Vested and expected to vest at June 30, 2015	531,671	$7.45	8.2 years

Exercisable at June 30, 2015	303,011	$9.00	7.4 years

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
(Unaudited)

Restricted stock units

A summary of restricted stock unit activity under all plans for the six months ended June 30, 2015 is shown as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2014	—	$—
Granted	62,750	5.50
Canceled/forfeited	(5,500)	5.47
Outstanding at June 30, 2015	57,250	$5.51	1.7 years

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

On February 27, 2012, we entered into an Asian Business Development/Collaboration Agreement with Communal. The agreement has a term of 60 months. Additionally, during the term of the agreement, we will pay Communal a 5 percent commission on the net sales that occur within the territory, as defined by the agreement. We have incurred no commissions due under this agreement through June 30, 2015.

Effective January 1, 2013, the Asian Business Development/Collaboration Agreement with Communal was amended to reflect the extension of the terms of the Agreement for an additional 12 months, and the addition of certain services and countries in the territory covered by the Agreement. In connection with the amended and restated Agreement, nothing was paid during the first three and six months of 2015 and 2014, respectively. We recorded expenses of $56 thousand and $113 thousand under this agreement during the first three and six months of 2015 and 2014, respectively. At June 30, 2015, we had $113 thousand relating to this agreement included under the caption, “Prepaid and other current assets” in the Condensed Consolidated Balance Sheets.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
(Unaudited)

NOTE 12. COMMITMENTS AND CONTINGENCIES

On December 22, 2014, a former employee filed a lawsuit against us in the Superior Court of the State of California, County of San Diego, known as Merl Toyer v. Energy Focus, Inc., et al., alleging wrongful termination and other claims related to his employment with us. We subsequently removed the case to the United States District Court for the Southern District of California. On May 1, 2015, we entered into a settlement agreement with the plaintiff, which assigns no culpability to any party and provides for a payment by us in exchange for full settlement and release of his claims. At June 30, 2015, the total settlement amount had been paid to the plaintiff. For the six months ended June 30, 2015, we had $330 thousand included in the Condensed Consolidated Statements of Operations under the caption, "Selling, general, and administrative" for this amount.

NOTE 13. SUBSEQUENT EVENTS

On August 4, 2015, we entered into a Share Sale Agreement with John Harris, the managing director of CLL, our wholly-owned subsidiary in the United Kingdom, pursuant to which Mr. Harris acquired CLL from us for nominal consideration. We forgave inter-company balances owed by CLL to the Company in connection with the transaction, but we do not expect the loss on the transaction to be material to our results. Net sales for CLL were $923 thousand for the six months ended June 30, 2015, and represent an insignificant percentage of our total sales.

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

Overview

Energy Focus, Inc. and its subsidiaries engage in the design, development, manufacturing, marketing, and installation of energy-efficient lighting systems. Prior to 2015, we provided turnkey, high-quality, energy-efficient lighting application alternatives, primarily to the existing public-sector building market, and reported this business as a separate “solutions” segment. However, in the third quarter of 2014, we began shifting our focus away from the turnkey solutions business to align our resources with developing and selling our energy-efficient LED products into the commercial and government markets. During the first quarter of 2015, we completed all outstanding solutions-based projects and are no longer accepting new solutions-based projects. As such, our management has determined that the Company operates in a single industry segment.

Additionally, product development remains a key focus for us. Our product development team is dedicated to developing and designing leading-edge technology LED lighting products, and we have curtailed our efforts on bidding on research contracts and grants.

Results of operations

The following table sets forth items in our Condensed Consolidated Statements of Operations as a percentage of net sales for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	54.1	67.5	56.2	69.0
Gross profit	45.9	32.5	43.8	31.0

Operating expenses:
Product development	4.0	3.0	4.0	3.4
Selling, general, and administrative	23.5	37.8	25.3	41.6
Total operating expenses	27.5	40.8	29.3	45.0
Operating income (loss)	18.4	(8.3)	14.5	(14.0)

Other expenses (income):
Interest expense	0.2	0.4	0.2	22.8
Other (income) expenses	(0.2)	0.5	0.1	3.4

Income (loss) from continuing operations before income taxes	18.4	(9.2)	14.2	(40.2)
Provision for income taxes	5.6	—	3.1	—
Income (loss) from continuing operations	12.8	(9.2)	11.1	(40.2)

Discontinued operations:

Loss from discontinued operations	(0.2)	—	(0.2)	(0.2)

Net income (loss)	12.6%	(9.2)%	10.9%	(40.4)%

Net sales

A further breakdown of our net sales is presented in the following table (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Government products	$14,086	$2,715	$24,888	$4,193
Commercial products	2,532	2,834	4,835	4,064
R&D services	3	17	20	40
Turnkey solutions (formerly our "Solutions" segment)	—	1,133	23	3,321
Total net sales	$16,621	$6,699	$29,766	$11,618

Net sales of $16.6 million for the second quarter of 2015 increased 148.1 percent compared to the second quarter of 2014. The increase was due to continued high-volume sales of our government products to a distributor for the U.S. Navy. Additionally, we shipped our first order for the Royal Australian Navy during the quarter. Net sales of our commercial products decreased 10.7 percent compared to the second quarter of 2014 due to a 64.9 percent decrease in sales from CLL, our U.K. subsidiary. The decrease in CLL sales was offset by a 24.2 percent increase in domestic commercial products sales. We had no turnkey solutions sales for the second quarter of 2015 due to completing our transition out of the turnkey solutions market and shifting our focus onto exclusively developing and selling our LED products.

Net sales of $29.8 million for the first six months of 2015 increased 156.2 percent compared to the first six months of 2014.
Government products sales increased 493.6 percent due to continued high-volume sales to a distributor for the U.S. Navy, and commercial products sales increased 19.0 percent as we continued to penetrate the commercial, industrial, and Energy Service Company ("ESCO") markets. R&D services sales decreased, as we continued to focus our resources on projects and contracts that only support LED technologies. Additionally, turnkey solutions sales decreased 99.3 percent as a result of completing our transition out of the turnkey solutions market and shifting our focus onto exclusively developing and selling our LED products.

Gross profit

Gross profit was $7.6 million, or 45.9 percent of net sales, for the second quarter of 2015, compared to $2.2 million, or 32.5 percent of net sales for the second quarter of 2014. The increase was due primarily to product mix, as sales for turnkey solutions which have historically carried lower gross margins, decreased for the second quarter of 2015. Additionally, the increase is attributable to engaging new suppliers to lower our product costs, performing value analysis/engineering processes, and our continuous development of operating efficiencies while building economies of scale to support sales volume increases.

Gross profit was $13.0 million, or 43.8 percent of net sales, for the six months ended June 30, 2015, compared to $3.6 million, or 30.8 percent of net sales for the six months ended June 30, 2014. The increase resulted primarily from product mix, as sales of our turnkey solutions, which have historically carried lower gross margins, decreased for the six months ended June 30, 2015. Additionally, the increase resulted from engaging new suppliers to lower our product costs, performing value analysis/engineering processes, and continuous development of our operating efficiencies while building economies of scale to support sales volume increases.

Operating expenses

Product development

Product development expenses include salaries, contractor and consulting fees, legal fees, supplies and materials, as well as overhead; such as depreciation and facility costs. Product development costs are expensed as they are incurred.

Total gross and net product development spending, including revenues and credits from government contracts, is shown in the following table (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Gross product development expenses	$698	$329	$1,356	$649
Cost recovery through cost of sales	(3)	4	(20)	(19)
Cost recovery and other credits	(38)	(130)	(136)	(236)
Net product development expenses	$657	$203	$1,200	$394

Gross product development expenses were $698 thousand for for the second quarter of 2015, a $369 thousand increase compared to the second quarter of 2014. The increase resulted from higher legal and outside testing fees of approximately $196 thousand necessary in order for us to launch our proprietary commercial Intellitube® product line, as well as higher purchases of small tooling and equipment used in the development of our LED lighting technology products.

For the six months ended June 30, 2015, gross product development expenses were $1.4 million, a $707 thousand increase compared to $649 thousand for the six months ended June 30, 2014. The increase resulted from higher legal and outside testing fees of approximately $330 thousand necessary in order for us to launch our proprietary commercial Intellitube® product line, higher salaries and related benefits of approximately $189 thousand due to hiring additional product engineers as we continue to dedicate resources toward the development of our LED lighting technology products.

Selling, general and administrative

Selling, general, and administrative expenses were $3.9 million, or 23.5 percent of net sales, for the second quarter of 2015, compared to $2.5 million, or 37.8 percent of net sales, for the second quarter of 2014. The dollar increase resulted from higher sales and bonus incentives of approximately $253 thousand which are tied to our improved financial performance, higher consulting costs of approximately $215 thousand for various sales and marketing-related services contracted to support our growth, higher severance and settlement charges of approximately $190 thousand, higher recruiting costs of approximately $162 thousand due to building our sales and marketing infrastructure, and higher advertising and marketing costs of approximately $140 thousand due to our increased attendance at industry-related trade shows.

For the six months ended June 30, 2015, selling, general, and administrative expenses were $7.5 million, or 25.3 percent of net sales, compared to $4.8 million, or 41.6 percent of net sales, for the six months ended June 30, 2014. The dollar increase resulted from higher severance and settlement charges of approximately $581 thousand, higher sales and bonus incentives of approximately $376 thousand which are tied to our improved financial performance, higher recruiting costs of approximately $368 thousand due to building our sales and marketing infrastructure, higher consulting costs of approximately $283 thousand for various sales and marketing-related services contracted to support our growth, and higher salaries and related benefits of approximately $281 thousand due to building our infrastructure to support our continued growth.

Other income and expenses

Interest expense

Interest expense was $26 thousand for the second quarter of 2015, compared to $28 thousand for the second quarter of 2014. For the six months ended June 30, 2015 and 2014, interest expense was $49 thousand and $2.6 million, respectively. The first six months of 2014 included a $2.3 million non-cash charge to write-off the remaining unamortized discount associated with the conversion of outstanding convertible notes into common stock in March 2014, as well as interest and other fees related to our line of credit facility.

Other income and expenses

Other income was $25 thousand for the second quarter of 2015, compared to other expenses of $33 thousand for the second quarter of 2014. For the six months ended June 30, 2015 and 2014, other expenses were $32 thousand and $393 thousand, respectively. Other expenses in 2014 included $293 thousand to write-off the loan origination costs in connection with the conversion of the outstanding convertible notes in March 2014.

Provision for (benefit from) income taxes

For the three months ended June 30, 2015, we had $923 thousand recorded to the provision for income taxes for U.S. federal and various states income tax after the application of the annual limitation set forth under Section 382 of the IRC. For the three months ended June 30, 2014, benefit from income taxes was $1 thousand, and resulted from state and local tax credits received by what was formerly known as our "Solutions" segment.

For the six months ended June 30, 2015, provision for income taxes was $913 thousand for U.S. federal and various states income tax after the application of the annual limitation set forth under Section 382 of the IRC. For the six months ended June 30, 2014, benefit from income taxes was $2 thousand, and resulted from state and local tax credits received by what was formerly known as our "Solutions" segment.

Net income (loss)

Net income was $2.1 million for the second quarter of 2015, compared to net loss of $622 thousand for the second quarter of 2014. For the six months ended June 30, 2015, net income was $3.2 million, compared to net loss of $4.7 million for the six months ended June 30, 2014. Higher net sales, as well as continued operational improvements resulted in the improved financial results. Additionally, the net loss in the first quarter of 2014 included one-time charges of $2.7 million related to the conversion of the unsecured convertible notes in March 2014 as described above.

Financial condition

We have historically incurred substantial losses, and as of June 30, 2015, we had an accumulated deficit of $85.6 million. We have raised approximately $20 million between 2013 and 2015 through the issuance of common stock and debt, and the exercise of outstanding warrants, which has been funding our operating expenses and working capital. Although we were profitable for the three and six months ended June 30, 2015, in order for us to continue to be profitable and grow our business, we will need to continue to improve upon executing our marketing and sales plans for our energy-efficient LED lighting products, developing new technologies into sustainable product lines, and continuing operational efficiencies in our supply chain performance and value engineering efforts.

There is a risk that our business may not be as successful as we envision as we work to generate sufficient cash flow to meet obligations and sustain or grow our operations without obtaining additional external financing. We currently have a revolving credit facility that provides funding for our operations. However, the lender may terminate the facility at any time by providing the requisite advance notice. There can be no assurance that we will generate sufficient cash flows to sustain and grow our operations or obtain funding on acceptable terms or in a timely fashion or at all. As such, we will continue to review and pursue selected external funding sources, if necessary, to execute these objectives including, but not limited to, the following:

•	renew our existing credit facility on acceptable terms prior to its expiration or termination or obtain funding from other financial institutions on acceptable terms,

•	obtain financing from traditional or non-traditional investment capital organizations or individuals, and

•	obtain funding from the sale of our common stock or other equity or debt instruments or the exercise of outstanding warrants.

Obtaining financing through the above-mentioned mechanisms contains risks, including:

•	additional equity financing may not be available to us in the current capital environment and could lead to further dilution of stockholder value for current stockholders,

•
loans or other debt instruments may have terms and/or conditions, such as interest rate, restrictive covenants and control or revocation provisions, which are not acceptable to management or our Board of Directors, and

•	the current environment in capital markets combined with our capital constraints may prevent us from being able to obtain adequate debt financing.

If we fail to generate cash or obtain additional financing to grow our business, we would need to delay or scale back our business plan, reduce our operating costs, or reduce our headcount, each of which would have a material adverse effect on our business, future prospects, and financial condition.

Liquidity and capital resources
Cash and cash equivalents
At June 30, 2015, our cash and cash equivalents balance was $10.2 million, compared to $7.5 million at December 31, 2014. The balance at June 30, 2015 included restricted cash of $136 thousand, compared to $105 thousand at December 31, 2014. The restricted cash balance relates to funds to be used exclusively for a research and development project with the National Shipbuilding Research Program. Additionally, our cash balance at June 30, 2015 and December 31, 2014 included $300 thousand of the purchase price from the sale of our pool products business that remains in escrow subject to the resolution of outstanding buyer claims. For more information on the cash remaining in escrow, please refer to Note 17. Legal matters, included under Item 8. of our 2014 Annual Report.

The following summarizes cash flows from operating, investing, and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows (in thousands):

	Six months ended June 30,
	2015	2014
Net cash provided by (used in) operating activities	$424	$(2,913)

Net cash (used in) provided by investing activities	$(360)	$23

Net cash provided by financing activities	$2,588	$1,628

Net cash provided by (used in) operating activities

Net cash provided by operating activities was $424 thousand for the six months ended June 30, 2015, and resulted primarily from the net income earned of $3.2 million, offset by higher purchases of inventory to meet the increased demand for our LED products, and accrued federal and state income taxes that were not incurred for the same period in 2014. Net cash used in operating activities was $2.9 million for the six months ended June 30, 2014, and resulted from the net loss incurred, adjusted for non-cash items.

Net cash (used in) provided by investing activities

Net cash used in investing activities was $360 thousand for the six months ended June 30, 2015, and resulted from acquisitions of property and equipment, primarily implementation costs of our new ERP system that we began using effective July 1, 2015. Net cash provided by investing activities was $23 thousand for the six months ended June 30, 2014, and resulted from receiving the proceeds on assets held for sale, offset by lower cash expended for acquisitions of property and equipment.

Net cash provided by financing activities

Net cash provided by financing activities was $2.6 million for the six months ended June 30, 2015, compared to $1.6 million provided for the six months ended June 30, 2014. Net cash provided by financing activities for the six months ended June 30, 2015 included $2.5 million received in proceeds for exercises of outstanding warrants and issuances of our common stock.

Credit facilities

On December 22, 2011, we entered into a $4.5 million revolving line of credit (“credit facility”) with Rosenthal & Rosenthal. The total loan amount available to us under the line of credit is equal to 85 percent of our net, eligible receivables, plus available inventory (50 percent of the lower of cost or market value of eligible inventory, or $250 thousand, whichever is less). The credit facility is secured by a lien on our domestic assets. The interest rate for borrowing on accounts receivable is 8.5 percent, on inventories 10 percent, and on overdrafts 13 percent. Additionally, there is an annual 1 percent facility fee on the entire $4.5 million amount of the credit facility payable at the beginning of the year. The agreement automatically renews from year to year each December 31st unless we provide requisite notice to Rosenthal 60 days in advance of the renewal date. Additionally, Rosenthal has the right to terminate the agreement at any time by providing 60 days written notice to us. As defined in the agreement, we are required to comply with certain financial covenants, measured quarterly, including a tangible net worth amount and a working capital amount. We were in compliance with the financial covenants as of June 30, 2015. Borrowings under the revolving line of credit were $455 thousand and $453 thousand at June 30, 2015 and December 31, 2014, respectively, and were recorded in the Condensed Consolidated Balance Sheets as a current liability under the caption “Credit line borrowings.” At June 30, 2015, there was approximately $1.7 million available for us to borrow under this line of credit.

In January 2015, the invoice discounting arrangement we had in place for our subsidiary in the United Kingdom was terminated. As of June 30, 2015, we had not entered into any new financing arrangements for the subsidiary. Under the terms of the old arrangement, the amount available for borrowing was based at 80 percent of their eligible sales ledger. The interest rate for borrowing under the arrangement was 3.02 percent. While the arrangement was still in effect as of December 31, 2014; there were no borrowings outstanding.

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

For the three months ended June 30, 2015, one customer accounted for approximately 77 percent of net sales. For the three months ended June 30, 2014, two customers accounted for approximately 43 percent of net sales. For the six months ended June 30, 2015, one customer accounted for approximately 79 percent of net sales. For the six months ended June 30, 2014, two customers accounted for approximately 34 percent of net sales.

At June 30, 2015, one customer accounted for approximately 64 percent of net trade accounts receivable. At December 31, 2014, three customers accounted for approximately 79 percent of net trade accounts receivable.

Recent accounting pronouncements

In January 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-01, Income Statement-Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which provides guidance on simplifying income statement presentation by eliminating the concept of extraordinary items from U.S. GAAP. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively and retrospectively to all periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We have evaluated the accounting guidance and determined that there is no impact of this update to our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue Recognition - Revenue from Contracts with Customers, which is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The standard was to be effective for interim and annual periods beginning after December 15, 2016. However, on July 9, 2015, the FASB decided to delay the effective date of the standard by one year. Either full retrospective adoption or modified retrospective adoption is permitted. We are in the process of evaluating the impact of the standard.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective as of June 30, 2015.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 5. OTHER INFORMATION

On August 4, 2015, we entered into a Share Sale Agreement with John Harris, the managing director of CLL, our wholly-owned subsidiary in the United Kingdom, pursuant to which Mr. Harris acquired CLL from us for nominal consideration. We forgave inter-company balances owed by CLL to the Company in connection with the transaction, but we do not expect the loss on the transaction to be material to our results. Net sales for CLL were $923 thousand for the six months ended June 30, 2015, and represent an insignificant percentage of our total sales.

ITEM 6. EXHIBITS

The information required by this Item is set forth on the Exhibit Index that follows the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY FOCUS, INC.

Date:	August 5, 2015	By:	/s/ James Tu
James Tu
Executive Chairman and Chief Executive Officer

By:	/s/ Marcia J. Miller
Marcia J. Miller
Chief Financial Officer

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
(Unaudited)

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

*101
The following financial information from our Quarterly Report for the quarter ended June 30 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2015 and 2014, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, (vi) the Notes to Condensed Consolidated Financial Statements.

*
Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.