Form 10-Q
period 2015-09-30
ENERGY FOCUS, INC/DE
filed 2015-11-04
CIK 924168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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
Yes ☐    No ☑

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of November 2, 2015 was 11,626,810.

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

We believe that important factors that could cause our actual results to differ materially from forward-looking statements include, but are not limited to, the risks and uncertainties outlined under “Risk Factors” under Part II, Item 1A of this Quarterly Report and other matters described in this Quarterly Report generally. Some of these factors include:

•	our reliance on a limited number of customers, in particular our sales of products for the U.S. Navy, for a significant portion of our revenue;

•	our history of operating losses and our ability to generate sufficient cash from operations or receive sufficient financing, on acceptable terms, to continue our operations;

•	general economic conditions in the United States and in other markets in which we operate;

•	our ability to implement and manage our growth plans and control expenses to increase sales and improve margins;

•	our dependence on government customers and on the levels of funding available to such customers and our ability to satisfactorily fulfill our contractual obligations to such customers;

•	market acceptance of LED lighting technology;

•	our ability to respond to new lighting technologies and market trends with safe and reliable products;

•	our ability to compete effectively against companies with greater resources;

•	our ability to protect our intellectual property rights and the impact of any type of legal claim or dispute;

•	our ability to obtain critical components and finished products from third-party suppliers on acceptable terms;

•	risks inherent in international markets, such as economic and political uncertainty, changing regulatory and tax requirements and currency fluctuations; and

•	our ability to maintain effective internal controls and otherwise comply with our obligations as a public company.

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

ITEM 1. FINANCIAL STATEMENTS
ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$34,966	$7,435
Trade accounts receivable less allowances of $236 and $307, respectively	7,568	2,656
Inventories, net	7,985	6,869
Prepaid and other current assets	707	899
Current assets of discontinued operations	—	1,070
Total current assets	51,226	18,929

Property and equipment, net	812	456
Other assets	68	38
Non-current assets of discontinued operations	—	73
Total assets	$52,106	$19,496

LIABILITIES
Current liabilities:
Accounts payable	$5,203	$7,120
Accrued liabilities	1,262	553
Accrued federal and state income taxes	272	—
Accrued sales and bonus incentives	1,111	328
Accrued warranty reserve	389	81
Deferred revenue	104	133
Credit line borrowings	2	453
Current liabilities of discontinued operations	—	939
Total current liabilities	8,343	9,607

Other liabilities	85	46
Long-term debt	70	70
Total liabilities	8,498	9,723

STOCKHOLDERS' EQUITY
Preferred stock, par value $0.0001 per share:
Authorized: 2,000,000 shares in 2015 and 2014
Issued and outstanding: no shares in 2015 and 2014	—	—
Common stock, par value $0.0001 per share:
Authorized: 30,000,000 shares in 2015 and 15,000,000 shares in 2014
Issued and outstanding: 11,626,810 at September 30, 2015 and 9,423,975 at December 31, 2014	1	1
Additional paid-in capital	124,941	98,133
Accumulated other comprehensive income	—	469
Accumulated deficit	(81,334)	(88,830)
Total stockholders' equity	43,608	9,773
Total liabilities and stockholders' equity	$52,106	$19,496

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net sales	$18,335	$7,304	$47,154	$13,856
Cost of sales	9,205	4,809	25,433	9,268
Gross profit	9,130	2,495	21,721	4,588

Operating expenses:
Product development	738	231	1,935	622
Selling, general, and administrative	4,651	1,946	11,620	5,045
Total operating expenses	5,389	2,177	13,555	5,667
Operating income (loss)	3,741	318	8,166	(1,079)

Other expenses (income):
Interest expense	22	23	71	2,669
Other (income) expenses	(28)	39	9	433

Income (loss) from continuing operations before income taxes	3,747	256	8,086	(4,181)
(Benefit from) provision for income taxes	(651)	—	272	—
Income (loss) from continuing operations	4,398	256	7,814	(4,181)

Discontinued operations:
Loss from discontinued operations	(53)	(659)	(167)	(916)
Loss on disposal of discontinued operations	(89)	—	(161)	—

Loss from discontinued operations before income taxes	(142)	(659)	(328)	(916)
Benefit from income taxes	—	—	(10)	(2)
Loss from discontinued operations	(142)	(659)	(318)	(914)

Net income (loss)	$4,256	$(403)	$7,496	$(5,095)

Net income (loss) per share - basic:
From continuing operations	$0.42	$0.03	$0.78	$(0.57)
From discontinued operations	(0.01)	(0.08)	(0.03)	(0.13)
Net income (loss) per share - basic:	$0.41	$(0.05)	$0.75	$(0.70)

Net income (loss) per share - diluted:
From continuing operations	$0.41	$0.03	$0.75	$(0.57)
From discontinued operations	(0.01)	(0.08)	(0.03)	(0.13)
Net income (loss) per share - diluted:	$0.40	$(0.05)	$0.72	$(0.70)

Weighted average shares used in computing net income (loss) per share:
Basic	10,310	8,781	10,002	7,276
Diluted	10,665	8,781	10,342	7,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net income (loss)	$4,256	$(403)	$7,496	$(5,095)

Other comprehensive (loss) income:
Foreign currency translation adjustments	(460)	(4)	(469)	3
Reclassification adjustment for foreign currency translation adjustments	460	—	469	—
Comprehensive income (loss)	$4,256	$(407)	$7,496	$(5,092)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit (Earnings)	Total Stockholders' Equity
	Shares	Amount

Balance at December 31, 2014	9,424	$1	$98,133	$469	$(88,830)	$9,773

Issuance of common stock under employee stock option and stock purchase plans	65		255			255
Issuance of common stock under registered follow-on offering, net	1,500		23,576			23,576
Stock-based compensation			474			474
Issuance of common stock upon the exercise of warrants	638		2,503			2,503
Foreign currency translation adjustment				(469)		(469)
Net loss from discontinued operations for the nine months ended September 30, 2015					(318)	(318)
Net income from continuing operations for the nine months ended September 30, 2015					7,814	7,814

Balance at September 30, 2015	11,627	$1	$124,941	$—	$(81,334)	$43,608

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$7,496	$(5,095)
Loss from discontinued operations	(318)	(914)
Income (loss) from continuing operations	7,814	(4,181)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	181	139
Stock-based compensation	599	393
Provision for doubtful accounts receivable	17	(8)
Amortization of discounts on long-term borrowings and acquisition related liabilities	—	2,815
Amortization of loan origination fees	47	112
Loss (gain) on dispositions of property and equipment	3	(1)
Changes in operating assets and liabilities:
Trade accounts receivable, inventories, and other assets	(5,883)	(2,913)
Accounts payable, accrued liabilities, accrued federal and state income taxes, and accrued warranty reserve	22	1,967
Deferred revenue	(29)	42
Total adjustments	(5,043)	2,546
Net cash provided by (used in) operating activities	2,771	(1,635)

Cash flows from investing activities:
Acquisitions of property and equipment	(540)	(149)
Proceeds from the sale of property and equipment	—	130
Net cash used in investing activities	(540)	(19)

Cash flows from financing activities:
Proceeds from warrants exercised	2,503	—
Proceeds from issuances of common stock, net	23,576	5,952
Proceeds from exercises of stock options and employee stock purchase plan purchases	255	32
Payments on other borrowings	—	(44)
Net (repayments) proceeds on credit line borrowings	(451)	599
Net cash provided by financing activities	25,883	6,539

Net cash provided by continuing operations	28,114	4,885

The accompanying notes are an integral part of these condensed consolidated financial statements.

(continued on the following page)

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine months ended September 30,
	2015	2014
Cash flows of discontinued operations:
Operating cash flows, net	(137)	(216)
Investing cash flows, net	(446)	—
Financing cash flows, net	—	136
Net cash used in discontinued operations	(583)	(80)

Net increase in cash and cash equivalents	27,531	4,805
Cash and cash equivalents, beginning of period	7,435	1,890
Cash and cash equivalents, end of period	$34,966	$6,695

Classification of cash and cash equivalents:
Cash and cash equivalents	$34,552	$6,265
Restricted cash held	114	130
Cash held in escrow	300	300
Cash and cash equivalents, end of period	$34,966	$6,695

Supplemental disclosures for non-cash financing activities:
Conversion of subordinated convertible debt to equity, net of discount amortization	$—	$3,858

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(Unaudited)

NOTE 1. NATURE OF OPERATIONS

Energy Focus, Inc. and its subsidiaries engage in the design, development, manufacturing, marketing, and sale of energy-efficient lighting systems. We operate in a single industry segment, developing and selling our energy-efficient light-emitting diode (“LED”) lighting products into the government, military and maritime, and general commercial and industrial markets. We have aligned our resources and focused our efforts on the sale of our LED lighting products, in particular our military and commercial tubular LED (“TLED”) lines of products, into targeted vertical markets.

During 2014, we shifted our focus away from the turnkey solutions business, which has historically incurred lower gross margins. We completed all outstanding solutions-based projects in the first quarter of 2015, are no longer accepting new projects, and the warranty periods for the final projects expired during the third quarter of 2015. In August 2015, we sold our United Kingdom subsidiary, Crescent Lighting Limited. As a result of exiting the turnkey solutions and Crescent Lighting Limited businesses, we have eliminated all net sales and expenses associated with both businesses from the Condensed Consolidated Statements of Operations and have reported the net loss as discontinued operations. Please refer to Note 3. Discontinued operations, for more information on our disposition of these businesses.

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The condensed consolidated financial statements (“financial statements”) include the accounts of the Company and its subsidiary, Energy Focus LED Solutions, LLC (“EFLS”) in Solon, Ohio, and until its disposition, its former subsidiary Crescent Lighting Limited (“CLL”), and its subsidiary, Energy Focus Europe, Ltd, each located in the United Kingdom. All significant inter-company balances and transactions have been eliminated. On August 4, 2015, we entered into a Share Sale Agreement with John Harris, the managing director of CLL, pursuant to which Mr. Harris acquired CLL from us for nominal consideration. Additionally, during 2014, we shifted our focus away from providing turnkey solutions and stopped accepting new projects. During the quarter ended September 30, 2015, the remaining warranties for projects completed by EFLS expired, completing our exit of this business. Therefore, the results of operations and financial position of EFLS and CLL are included in the condensed consolidated financial statements as discontinued operations and previously reported financial information for the current and prior year have been adjusted. Unless indicated otherwise, the information in the Notes to the condensed consolidated financial statements relates to our continuing operations.

We have prepared the accompanying financial data for the three and nine months ended September 30, 2015 and 2014 pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The accompanying financial data and information should be read in conjunction with our 2014 Annual Report.

In the opinion of management, the accompanying financial statements contain all normal and recurring adjustments necessary to present fairly our Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014, Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2015 and 2014, Condensed Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2015, and Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(Unaudited)

Use of estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact us in the future, actual results may vary from the estimates. Estimates include, but are not limited to, the establishment of reserves for accounts receivable, sales returns, inventory obsolescence and warranty claims; the useful lives of property and equipment; revenues recognized on a percentage-of-completion basis; valuation allowance for net deferred taxes; and stock-based compensation. In addition, estimates and assumptions associated with the determination of the fair value of financial instruments and evaluation of long-lived assets for impairment requires considerable judgment. Actual results could differ from those estimates and such differences could be material.

Certain risks and concentrations

We have certain customers whose net sales individually represented 10 percent or more of our total net sales, or whose net trade accounts receivable balance individually represented 10 percent or more of our total net trade accounts receivable, as follows:

For the three months ended September 30, 2015, Energy Management Products, LLC, a distributor for the U.S. Navy, accounted for approximately 74 percent of net sales, and sales of products for the U.S. Navy were approximately 82 percent of net sales. For the three months ended September 30, 2014, Energy Management Products, LLC and DFAS Columbus accounted for approximately 61 percent and 11 percent of net sales, respectively, and together comprised sales of products for the U.S. Navy of approximately 72 percent of net sales.

For the nine months ended September 30, 2015, Energy Management Products, LLC accounted for approximately 79 percent of net sales, and sales of products for the U.S. Navy were approximately 85 percent of net sales. For the nine months ended September 30, 2014, Energy Management Products, LLC and DFAS Columbus accounted for approximately 51 percent and 16 percent of net sales, respectively, and together comprised sales of products for the U.S. Navy of approximately 67 percent of net sales.

At September 30, 2015, Energy Management Products, LLC and DFAS Columbus accounted for approximately 71 percent and 18 percent of net trade accounts receivable, respectively. At December 31, 2014, Energy Management Products, LLC, ES Entegral Solutions, Inc., and Johnson Controls, Inc. accounted for approximately 55 percent, 20 percent, and 11 percent of net trade accounts receivable, respectively.

Recent accounting pronouncements

In September 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-16, Business Combinations (Topic 805). The amendments in this ASU require that an acquiring company recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Additionally, this ASU requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. To simplify the accounting for adjustments made to provisional amounts recognized in a business combination, the amendments in this ASU eliminates the requirement to retrospectively account for those adjustments. This ASU is effective prospectively for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The Company does not expect the guidance in this ASU to have a material impact on our consolidated financial statements and related disclosures.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(Unaudited)

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customer (Topic 606): Deferral of the Effective Date. This ASU defers the effective date of ASU 2014-09, Revenue from Contracts with Customer (Topic 606) for all entities by one year. As a result, all entities will be required to apply the provisions of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently assessing the adoption date and impact the guidance in this ASU will have, if any, on our consolidated results of operations, cash flows, or financial position.

In April 2015, the FASB issued AASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in this update are effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. We do not expect the guidance to have a material impact on the Company.

In April 2015, the FASB issued ASU 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change U.S. GAAP for a customer's accounting for service contracts. The amendments in the update are effective for interim and annual periods beginning after December 15, 2015. The Company is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement-Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which provides guidance on simplifying income statement presentation by eliminating the concept of extraordinary items from U.S. GAAP. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively and retrospectively to all periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We have evaluated the accounting guidance and determined that there is no impact of this update to our consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. Additionally, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, expenses of discontinued operations and of the pretax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The new standard is effective for interim and annual periods beginning after December 15, 2014. We have evaluated and adopted the accounting guidance with respect to our dispositions of Energy Focus LED Solutions, LLC and Crescent Lighting Limited.

Update to significant accounting policies

There have been no material changes to our significant accounting policies, as compared to those described in our 2014 Annual Report.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
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

The following is a reconciliation of the numerator and denominator of the basic and diluted net income (loss) per share computations for the periods presented below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Numerator:
Income (loss) from continuing operations	$4,398	$256	$7,814	$(4,181)
Loss from discontinued operations	(142)	(659)	(318)	(914)
Net income (loss)	$4,256	$(403)	$7,496	$(5,095)

Denominator:
Basic weighted average common shares outstanding	10,310	8,781	10,002	7,276
Potential common shares from options and warrants	355	—	340	—
Diluted weighted average shares	10,665	8,781	10,342	7,276

As a result of the net loss we incurred for the three and nine months ended September 30, 2014, approximately 175 thousand and 1 million options, warrants, and convertible securities, respectively, were excluded from the net loss per share calculation, as their inclusion would have been anti-dilutive. In addition, adjusting the denominator of diluted earnings per share would also be anti-dilutive, even if an entity has income from continuing operations after adjusting for discontinued operations. Therefore, for each of the three and nine months ended September 30, 2014, the basic weighted average shares outstanding were used in calculating diluted loss per share.

Product warranties

We warrant finished goods against defects in material and workmanship under normal use and service for periods generally between one and five years. Settlement costs consist of actual amounts expensed for warranty, which are largely a result of the cost of replacement products. A liability for the estimated future costs under product warranties is maintained for products and services outstanding under warranty. The following table summarizes warranty activity for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Balance at beginning of period	$391	$68	$81	$75
Accruals for warranties issued	—	23	325	27
Settlements made during the period (in cash or in kind)	(2)	(15)	(17)	(26)
Accrued warranty reserve	$389	$76	$389	$76

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(Unaudited)

Geographic information

Our long-lived fixed assets are located in the United States. Net sales attributable to customers outside the United States accounted for less than 1 percent of our total net sales for the three and nine months ended September 30, 2015 and 2014.

NOTE 3. DISCONTINUED OPERATIONS

As part of the strategy to align our resources with developing and selling our energy-efficient LED products into the commercial and government markets, we completed the exit of EFLS, formerly known as our turnkey solutions business, during the three months ended September 30, 2015. During 2014, we shifted our focus away from the turnkey solutions business. We stopped accepting new projects and completed all outstanding solutions-based projects in the first quarter of 2015. Following the completion of these projects, a remaining warranty liability existed for the replacement of potential defective products that were installed as a part of certain solutions-based jobs. The period for potential warranty replacement lasted one year from the time of job commencement. As of September 30, 2015, all remaining warranty periods had expired and the exit of our turnkey solutions business was complete. Accordingly, the operating results related to EFLS have been included as discontinued operations in the Condensed Consolidated Statements of Operations for all periods presented. There were no assets disposed as a result of the disposition, and we did not recognize a gain or loss on disposal or record an income tax expense or benefit. We do not anticipate any significant continuing involvement related to this discontinued operation.

In August 2015, we sold our wholly-owned United Kingdom subsidiary, Crescent Lighting Limited. The sale was for nominal consideration under the terms of the agreement. As a result of the transaction and the elimination of this foreign subsidiary consolidated under the equity method of accounting, we recorded a one-time loss of $44 thousand, which included a $469 thousand accumulated other comprehensive income reclassification adjustment for foreign currency translation adjustments. The loss was recorded to the Condensed Consolidated Statements of Operations under the caption "Loss on disposal of discontinued operations" during the three months ended September 30, 2015. We do not anticipate any significant continuing involvement related to this discontinued operation.

The operating results related to CLL and EFLS have been included as discontinued operations in the Condensed Consolidated Statements of Operations for all periods presented.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(Unaudited)

The following table shows the components included in assets and liabilities of discontinued operations by business for the period presented (in thousands):

	December 31, 2014
	EFLS	CLL	Total
Cash and cash equivalents	$93	$4	$97
Trade accounts receivable	312	145	457
Inventories	—	414	414
Prepaid and other current assets	7	95	102
Current assets of discontinued operations	412	658	1,070

Property and equipment, net	—	23	23
Other assets	—	50	50
Non-current assets of discontinued operations	—	73	73

Total assets of discontinued operations	$412	$731	$1,143

Accounts payable	$163	$318	$481
Accrued liabilities	73	362	435
Billings in excess of costs and estimated earnings on uncompleted contracts	23	—	23
Current liabilities of discontinued operations	259	680	939

Total liabilities of discontinued operations	$259	$680	$939

The following table summarizes the components included in loss from discontinued operations in our Condensed Consolidated Statements of Operations for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net sales	$132	$585	$1,078	$5,651
Cost of sales	84	523	588	4,104
Gross profit	48	62	490	1,547

Operating expenses of discontinued operations	95	703	657	2,445
Other expenses	6	18	—	18
Loss on disposal of discontinued operations	89	—	161	—
Loss from discontinued operations before income taxes	(142)	(659)	(328)	(916)
Benefit from income taxes	—	—	(10)	(2)
Loss from discontinued operations	$(142)	$(659)	$(318)	$(914)

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(Unaudited)

The following table shows the components of loss from discontinued operations by business for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Crescent Lighting Limited	$(55)	$(274)	$(138)	$(538)
Energy Focus LED Solutions, LLC	2	(385)	(29)	(358)
Pool division	—	—	—	(20)
Loss from discontinued operations	(53)	(659)	(167)	(916)

Crescent Lighting Limited	(44)	—	(44)	—
Pool division	(45)	—	(117)	—
Loss on disposal of discontinued operations	(89)	—	(161)	—

Loss from discontinued operations before income taxes	(142)	(659)	(328)	(916)

Benefit from income taxes	—	—	(10)	(2)

Loss from discontinued operations	$(142)	$(659)	$(318)	$(914)

Included in the loss on disposal of discontinued operations are legal fees incurred for the arbitration associated with our pool products business, as described in further detail below. There were no other revenues or expenses associated with this business.

In November 2013, we sold our pool products business for a cash purchase price of $5.2 million. The Purchase Agreement provided for an escrow of $500 thousand of the purchase price to secure customary indemnification obligations with respect to our representations, warranties, covenants and other obligations under the Purchase Agreement. At September 30, 2015, $300 thousand remained in escrow subject to the resolution of outstanding buyer claims.

The parties were unable to resolve these claims through mediation and during the quarter ended September 30, 2015, began arbitration proceedings.  The buyer amended the original arbitration claim filed on February 18, 2015 to now assert claims for damages of $1.6 million under the Purchase Agreement and relating to product development. As the arbitration is still in the early stages, we remain unable to estimate a range of possible loss.

For more information on this matter and the cash remaining in escrow, please refer to Note 17. Legal matters, included under Item 8. of our 2014 Annual Report.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(Unaudited)

NOTE 4. INVENTORIES

Inventories are stated at the lower of standard cost (which approximates actual cost determined using the first-in, first-out cost method) or market, and consist of the following, net of reserves (in thousands):

	September 30, 2015	December 31, 2014
Raw materials	$3,219	$2,850
Finished goods	4,766	4,019
Inventories, net	$7,985	$6,869

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets and consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Equipment (useful life 3 to 15 years)	$1,409	$1,289
Tooling (useful life 2 to 5 years)	851	851
Furniture and fixtures (useful life 5 years)	94	85
Computer software (useful life 3 years)	581	378
Leasehold improvements (the shorter of useful life or lease life)	509	509
Construction in progress	115	18
Property and equipment at cost	3,559	3,130
Less: accumulated depreciation	(2,747)	(2,674)
Property and equipment, net	$812	$456

Depreciation expense was $79 thousand and $47 thousand for the three months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015 and 2014, depreciation expense was $181 thousand and $139 thousand, respectively.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(Unaudited)

NOTE 6. DEBT

Credit facilities

On December 22, 2011, we entered into a $4.5 million revolving line of credit (“credit facility”) with Rosenthal & Rosenthal. The total loan amount available to us under the line of credit is equal to 85 percent of our net, eligible receivables, plus available inventory (50 percent of the lower of cost or market value of eligible inventory, or $250 thousand, whichever is less). The credit facility is secured by a lien on our domestic assets. The interest rate for borrowing on accounts receivable is 8.5 percent, on inventories 10 percent, and on overdrafts 13 percent. Additionally, there is an annual 1 percent facility fee on the entire $4.5 million amount of the credit facility payable at the beginning of the year. The agreement automatically renews from year to year each December 31st unless we provide requisite notice to Rosenthal 60 days in advance of the renewal date. We have provided the required advance notice to Rosenthal, and as such, the facility will not renew for 2016. Additionally, Rosenthal has the right to terminate the agreement at any time by providing 60 days written notice to us. As defined in the agreement, we are required to comply with certain financial covenants, measured quarterly, including a tangible net worth amount and a working capital amount. We were in compliance with the financial covenants as of September 30, 2015. Borrowings under the revolving line of credit were $2 thousand and $453 thousand at September 30, 2015 and December 31, 2014, respectively, and were recorded in the Condensed Consolidated Balance Sheets as a current liability under the caption “Credit line borrowings.” At September 30, 2015, there was approximately $4.5 million available for us to borrow under this line of credit.

Borrowings

The components of debt at September 30, 2015 and December 31, 2014 are presented as follows (in thousands):

	September 30, 2015	December 31, 2014
Unsecured promissory note - Quercus Trust (1)	$70	$70
Long-term debt	$70	$70

(1)	Note matures on June 1, 2109 and bears interest at 1 percent.

For a full description of our debt financing, please refer to Note 9. Debt, included under Item 8. of our 2014 Annual Report.

NOTE 7. INCOME TAXES

At September 30, 2015, we had $272 thousand recorded in the Condensed Consolidated Balance Sheets under the caption, "Accrued federal and state income taxes" for the U.S. federal and various states income tax after the application of the annual limitation set forth under Section 382 of the Internal Revenue Code ("IRC").

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(Unaudited)

The components of (benefit from) provision for income taxes are shown below for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Current:
U.S. federal	$(586)	$—	$227	$—
State	(65)	—	45	—
(Benefit from) provision for income taxes	$(651)	$—	$272	$—

For the three months ended September 30, 2015, we recorded a benefit from income taxes of $651 thousand for U.S. federal and various states income tax after the application of the annual limitation set forth under Section 382 of the IRC. The benefit resulted from a net operating loss carry-forward ("NOL carry-forward") and a change in our estimated taxable income for the year, including discrete deductions available to us related to the write-off of inter-company loans made to Crescent Lighting Limited that were forgiven as a result of the disposition of the business, as well as deductions able to be realized for stock-based compensation. For the three months ended September 30, 2014, there was no provision recorded for income taxes due to the availability of NOL carry-forwards for U.S. federal and various states income tax.

For the nine months ended September 30, 2015, our effective tax rate was 3.4 percent. Our effective tax rate is lower than the statutory tax rate due to the utilization of a NOL carry-forward available to us after the application of the annual limitation set forth under Section 382 of the IRC, as well as deductions available to us as a result of our disposition of Crescent Lighting Limited and deductions we are able to realize for stock-based compensation. There was no provision recorded for income taxes for the nine months ended September 30, 2014, due to the availability of NOL carry-forwards for U.S. federal and various states income tax.

At September 30, 2015, we had a full valuation allowance recorded against our deferred tax assets. The valuation allowance was recorded due to uncertainties related to our ability to utilize the deferred tax assets; primarily consisting of certain net operating losses carried forward. The valuation allowance is based upon management’s estimates of taxable income by jurisdiction and the periods over which the deferred tax assets will be recoverable.

At December 31, 2014, we had a net operating loss carry-forward of approximately $75.3 million for U.S. federal, state, and local income tax purposes. However, due to changes in our capital structure, approximately $23.8 million of this amount is available to offset future taxable income after the application of the limitations found under Section 382 of the IRC. If not utilized, these carry-forwards will begin to expire in 2021 for federal purposes and in 2021 or sooner for state and local purposes. Additionally, the changes to our capital structure have subjected, and will continue to subject our net operating loss carry-forward to an annual limitation. This limitation will significantly restrict our ability to utilize the carry-forward to offset taxable income in future periods. For a full discussion of the estimated restrictions on our utilization of net operating loss carry-forwards, please refer to Note 14. Income taxes, included under Item 8. of our 2014 Annual Report.

NOTE 8. STOCKHOLDERS’ EQUITY

Common stock follow-on offering

On September 11, 2015, the Company announced the pricing of a registered underwritten follow-on offering of shares of its common stock by it and certain of its stockholders (the "Selling Stockholders"). The Company sold 1.5 million shares of its common stock and the Selling Stockholders sold an additional 1.5 million shares of the Company’s common stock on the same terms and conditions.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(Unaudited)

The offering closed on September 16, 2015 and we received $23.6 million in net proceeds from the transaction, after giving effect to underwriting discounts and commissions and estimated expenses. We expect to use the net proceeds from the offering to finance our growth efforts, for working capital, and other general corporate purposes.

Warrants

A summary of warrant activity for the nine months ended September 30, 2015 is presented as follows:

	Warrants Outstanding	Weighted Average Exercise Price During Period
Balance at December 31, 2014	969,549	$4.61
Exercised	(638,189)	4.58
Canceled/forfeited	(112,110)	5.54
Expired	(205,000)	4.20
Balance at September 30, 2015	14,250	$4.30

Exercisable at September 30, 2015	—	$—

Stock-based compensation

Stock-based compensation expense is attributable to stock options and restricted stock unit awards. For all stock-based awards, we recognize expense using a straight-line amortization method.

The following table summarizes stock-based compensation expense and the impact it had on operations for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Cost of sales	$11	$4	$29	$8
Product development	10	3	26	5
Selling, general, and administrative	294	140	544	380
Total stock-based compensation	$315	$147	$599	$393

Total unearned stock-based compensation was $1.4 million at September 30, 2015, compared to $485 thousand at September 30, 2014. These costs will be charged to expense and amortized on a straight-line basis in subsequent periods. The weighted average period over which the unearned compensation at September 30, 2015 is expected to be recognized is approximately 2.1 years.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(Unaudited)

Stock options

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. Estimates utilized in the calculation include the expected life of the option, risk-free interest rate, and expected volatility, and are further comparatively detailed as follows:

	Nine months ended September 30,
	2015	2014
Fair value of options issued	$5.18	$3.44
Exercise price	$7.04	$4.48
Expected life of option (in years)	5.8	5.6
Risk-free interest rate	1.7%	1.8%
Expected volatility	90.7%	97.9%
Dividend yield	0.0%	0.0%

A summary of option activity under all plans for the nine months ended September 30, 2015 is presented as follows:

	Number of Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)
Balance at December 31, 2014	459,271	$8.95
Granted	326,000	8.35
Exercised	(45,361)	4.63
Canceled/forfeited	(105,565)	6.26
Expired	(5,900)	96.00
Balance at September 30, 2015	628,445	$8.58	8.4

Vested and expected to vest at September 30, 2015	575,974	$8.71	8.3

Exercisable at September 30, 2015	282,583	$9.18	7.2

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(Unaudited)

Restricted stock units

A summary of restricted stock unit activity under all plans for the nine months ended September 30, 2015 is presented as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in years)
Balance at December 31, 2014	—	$—
Granted	72,750	6.82
Canceled/forfeited	(14,250)	5.55
Balance at September 30, 2015	58,500	$7.13	1.1

NOTE 9. RELATED PARTY TRANSACTIONS

James Tu is the appointed Executive Chairman and Chief Executive Officer of the Company. He is also the Co-Founder and Managing Partner of Communal International Ltd. (“Communal”), a British Virgin Islands company dedicated to assisting clean energy, solutions-based companies, maximizing technology and product potential and gaining them access to global marketing, distribution licensing, manufacturing and financing resources. Communal has a 50 percent ownership interest in 5 Elements Energy Efficiencies (BVI) Ltd., which was a beneficial owner of more than 5 percent of our common stock prior to the completion of the follow-on common stock offering in the quarter ended September 30, 2015. Yeh-Mei Cheng controls 5 Elements Energy Efficiencies (BVI) Ltd. and owns the other 50 percent. She is Co-Founder of Communal International Ltd. with Mr. Tu and the mother of Simon Cheng, a current member of our Board of Directors and an employee of the Company.

On February 27, 2012, we entered into an Asian Business Development/Collaboration Agreement with Communal. The agreement has a term of 60 months. Additionally, during the term of the agreement, we will pay Communal a 5 percent commission on the net sales that occur within the territory, as defined by the agreement. We have incurred no commissions due under this agreement through September 30, 2015.

Effective January 1, 2013, the Asian Business Development/Collaboration Agreement with Communal was amended to reflect the extension of the terms of the Agreement for an additional 12 months, and the addition of certain services and countries in the territory covered by the Agreement. In connection with the amended and restated Agreement, nothing was paid during the first three and nine months of 2015 and 2014, respectively. We recorded expenses of $56 thousand and $169 thousand under this agreement during the first three and nine months of 2015 and 2014, respectively. At September 30, 2015, we had $56 thousand relating to this agreement included under the caption, “Prepaid and other current assets” in the Condensed Consolidated Balance Sheets.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(Unaudited)

NOTE 10. COMMITMENTS AND CONTINGENCIES

On December 22, 2014, a former employee filed a lawsuit against us in the Superior Court of the State of California, County of San Diego, known as Merl Toyer v. Energy Focus, Inc., et al., alleging wrongful termination and other claims related to his employment with us. We subsequently removed the case to the United States District Court for the Southern District of California. On May 1, 2015, we entered into a settlement agreement with the plaintiff, which assigns no culpability to any party and provides for a payment by us in exchange for full settlement and release of his claims. As of June 30, 2015, the total settlement amount of $330 thousand had been paid to the plaintiff. In September 2015, we received $174 thousand as reimbursement from our insurance company for the settlement claim. For the three and nine months ended September 30, 2015, we had income of $174 thousand from the insurance reimbursement and expense of $156 thousand, net of the insurance settlement, respectively, included in the Condensed Consolidated Statements of Operations under the caption, "Selling, general, and administrative."

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

Overview

Energy Focus, Inc. and its subsidiaries engage in the design, development, manufacturing, marketing, and sale of energy-efficient lighting systems. We operate in a single industry segment, developing and selling our energy-efficient light-emitting diode (“LED”) lighting products into the government and military markets, and general commercial and industrial markets. Recently, we have aligned our resources and focused our efforts on the sale of our LED lighting products, in particular our military and commercial tubular LED (“TLED”) lines of products, into targeted vertical markets. Our goal is to become a leader in the LED lighting retrofit market by replacing fluorescent lamps in general purpose and high-intensity discharge (“HID”) lighting in low-bay and high-bay applications with our innovative, high-quality TLED products, which we believe could save approximately 50 percent to 70 percent of the energy used by prevailing fluorescent and HID lamps.

In order to focus on this business opportunity, we have recently exited non-core businesses. In 2013, we sold our pool lighting products business. During 2014, we shifted our focus away from the turnkey solutions business, which has historically incurred lower gross margins. We completed all outstanding solutions-based projects in the first quarter of 2015, and are no longer accepting new projects. In August 2015, we exited our United Kingdom business through the sale of Crescent Lighting Limited. As a result of exiting the turnkey solutions and Crescent Lighting Limited businesses, we have eliminated all net sales and expenses associated with both businesses from the Condensed Consolidated Statements of Operations and have reported the net income (loss) as discontinued operations. Please refer to Note 3. Discontinued operations, for more information on our disposition of these businesses.

During the quarter ended September 30, 2015, a substantial portion of our sales continued to be for government products for the U.S. Navy. We had significant growth in our commercial sales versus the prior year's third quarter, but still remain in the early stages of our efforts to diversify our customer base. We also continued to invest in our direct sales force and marketing personnel, and the other talent and infrastructure necessary to support the increasing scale of our operations across a variety of other functions. As a result, our financial results continue to be subject to fluctuations in the timing and magnitude of our government product sales and the impact of our growth initiatives, since we may dedicate significant resources to a targeted customer or industry before we achieve meaningful results or are able to effectively evaluate our success.

Results of operations

The following table sets forth items in our Condensed Consolidated Statements of Operations as a percentage of net sales for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	50.2	65.8	53.9	66.9
Gross profit	49.8	34.2	46.1	33.1

Operating expenses:
Product development	4.0	3.2	4.1	4.5
Selling, general, and administrative	25.4	26.6	24.7	36.4
Total operating expenses	29.4	29.8	28.8	40.9
Operating income (loss)	20.4	4.4	17.3	(7.8)

Other expenses (income):
Interest expense	0.1	0.3	0.2	19.3
Other (income) expenses	(0.1)	0.6	—	3.1

Income (loss) from continuing operations before income taxes	20.4	3.5	17.1	(30.2)
Provision for income taxes	(3.6)	—	0.5	—
Income (loss) from continuing operations	24.0	3.5	16.6	(30.2)

Discontinued operations:
Loss from discontinued operations	(0.3)	(9.0)	(0.4)	(6.6)
Loss on disposal of discontinued operations	(0.5)	—	(0.3)	—
Loss on disposal of discontinued operations	(0.8)	(9.0)	(0.7)	(6.6)

Net income (loss)	23.2%	(5.5)%	15.9%	(36.8)%

Net sales

A further breakdown of our net sales is presented in the following table (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Government products	$14,896	$5,286	$39,784	$9,479
Commercial products	3,340	2,002	7,251	4,321
R&D services	99	16	119	56
Total net sales	$18,335	$7,304	$47,154	$13,856

Net sales of $18.3 million for the third quarter of 2015 increased 151.0 percent compared to the third quarter of 2014. The increase was due to continued high-volume sales of our government products to a distributor for the U.S. Navy, as well as an increase in commercial products sales. Net sales of our commercial products increased 66.8 percent compared to the third quarter of 2014 as we continued to penetrate the K-12 schools and industrial markets we are targeting.

Net sales of $47.2 million for the first nine months of 2015 increased 240.3 percent compared to the first nine months of 2014.
Government products sales increased 319.7 percent due to continued high-volume sales to a distributor for the U.S. Navy, and commercial products sales increased 67.8 percent as we continued to penetrate the K-12 schools and industrial markets we are targeting.

Gross profit

Gross profit was $9.1 million, or 49.8 percent of net sales, for the third quarter of 2015, compared to $2.5 million, or 34.2 percent of net sales for the third quarter of 2014. The increase was due primarily to engaging new suppliers to lower our product costs as we increase sales volumes, performing value analysis/engineering processes, and our continuous development of operating efficiencies.

Gross profit was $21.7 million, or 46.1 percent of net sales, for the nine months ended September 30, 2015, compared to $3.5 million, or 33.1 percent of net sales for the nine months ended September 30, 2014. The increase was due primarily to engaging new suppliers to lower our product costs as we increase sales volumes, performing value analysis/engineering processes, and our continuous development of operating efficiencies.

Operating expenses

Product development

Product development expenses include salaries, contractor and consulting fees, legal fees, supplies and materials, as well as overhead, such as depreciation and facility costs. Product development costs are expensed as they are incurred.

Total gross and net product development spending, including revenues and credits from government contracts, is presented in the following table (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Gross product development expenses	$774	$472	$2,127	$1,118
Cost recovery through cost of sales	(5)	(16)	(25)	(35)
Cost recovery and other credits	(31)	(225)	(167)	(461)
Net product development expenses	$738	$231	$1,935	$622

Gross product development expenses were $774 thousand for the third quarter of 2015, a $302 thousand increase compared to the third quarter of 2014. The increase resulted from higher outside testing and legal fees of approximately $160 thousand used in the development of our LED lighting technology products, and higher salaries and related benefits of approximately $116 thousand as we added personnel in the United States for both government and commercial product development and opened a product development office in Taiwan to support the development of our commercial LED lighting products.

For the nine months ended September 30, 2015, gross product development expenses were $2.1 million, a $1.0 million increase compared to $1.1 million for the nine months ended September 30, 2014. The increase resulted from higher product testing and legal fees of approximately $490 thousand related to our proprietary commercial Intellitube® product line, and higher salaries and related benefits of approximately $293 thousand due to hiring additional product engineers as we continue to dedicate resources toward the development of our LED lighting technology products in the United States and Taiwan.

Selling, general and administrative

Selling, general, and administrative expenses were $4.7 million, or 25.4 percent of net sales, for the third quarter of 2015, compared to $1.9 million, or 26.6 percent of net sales, for the third quarter of 2014. The dollar increase resulted from incurring higher consulting services of approximately $915 thousand as we seek to continue to grow our business, higher salaries and related benefits of approximately $498 thousand as we add sales and marketing personnel to fuel our growth, and higher sales and bonus incentives of approximately $498 thousand related to higher sales and earnings.

For the nine months ended September 30, 2015, selling, general, and administrative expenses were $11.6 million, or 24.7 percent of net sales, compared to $5.0 million, or 36.4 percent of net sales, for the nine months ended September 30, 2014. The dollar increase resulted from higher salaries and related benefits of approximately $1.4 million as we essentially doubled our sales force at the end of the September 2015 compared to September 2014, higher consulting costs of approximately $1.0 million as we seek to continue to grow our business, higher sales and bonus incentives of approximately $960 thousand related to higher sales and earnings, higher legal and professional fees of approximately $490 thousand, and higher trade show and other marketing costs of approximately $377 thousand to support our continued growth.

Other income and expenses

Interest expense

Interest expense was $22 thousand for the third quarter of 2015, compared to $23 thousand for the third quarter of 2014. For the nine months ended September 30, 2015 and 2014, interest expense was $71 thousand and $2.7 million, respectively. The first nine months of 2014 included a $2.3 million non-cash charge to write-off the remaining unamortized discount associated with the conversion of outstanding convertible notes into common stock in March 2014, as well as interest and other fees related to our line of credit facility.

Other income and expenses

Other income was $28 thousand for the third quarter of 2015, compared to other expenses of $39 thousand for the third quarter of 2014. For the nine months ended September 30, 2015 and 2014, other expenses were $9 thousand and $433 thousand, respectively. Other expenses in 2014 included $293 thousand to write-off the loan origination costs in connection with the conversion of the outstanding convertible notes in March 2014.

Provision for (benefit from) income taxes

For the three months ended September 30, 2015, we recorded a benefit from income taxes of $651 thousand for U.S. federal and various states income tax after the application of the annual limitation set forth under Section 382 of the IRC. The benefit resulted from a net operating loss carry-forward ("NOL carry-forward") and a change in our estimated taxable income for the year, including discrete deductions available to us related to the write-off of inter-company loans made to Crescent Lighting Limited that were forgiven as a result of the disposition of the business, as well as deductions able to be realized for stock-based compensation. For the three months ended September 30, 2014, there was no provision recorded for income taxes due to the availability of NOL carry-forwards for U.S. federal and various states income tax.

For the nine months ended September 30, 2015, our effective tax rate was 3.4 percent. Our effective tax rate is lower than the statutory tax rate due to the utilization of a NOL carry-forward available to us after the application of the annual limitation set forth under Section 382 of the IRC, as well as deductions available to us as a result of our disposition of Crescent Lighting Limited and deductions we are able to realize for stock-based compensation. There was no provision recorded for income taxes for the nine months ended September 30, 2014, due to the availability of NOL carry-forwards for U.S. federal and various states income tax.

Net income (loss)

Net income was $4.3 million for the third quarter of 2015, compared to net loss of $403 thousand for the third quarter of 2014. For the nine months ended September 30, 2015, net income was $7.5 million, compared to net loss of $5.1 million for the nine months ended September 30, 2014. Higher net sales and gross margins, as well as continued operational improvements resulted in the improved financial results. Additionally, the net loss in the first quarter of 2014 included one-time charges of $2.7 million related to the conversion of the unsecured convertible notes in March 2014 as described above.

Financial condition

We have historically incurred substantial losses, and as of September 30, 2015, we had an accumulated deficit of $81.3 million. Additionally, one customer accounted for approximately 79 percent of our net sales for the nine months ended September 30, 2015. During the third quarter, we raised approximately $23.6 million, net of fees, from a follow-on public offering of 1.5 million shares of our common stock, and had cash and cash equivalents of $35.0 million at September 30, 2015. Although we were profitable for the three and nine months ended September 30, 2015, in order for us to continue to be profitable and grow our business, we will need to continue executing our marketing and sales plans for our energy-efficient LED lighting products to expand our customer base, and continue to develop new technologies into sustainable product lines.

There is a risk that our business may not be as successful as we envision as we work to expand our customer base and grow net sales from commercial clients in our targeted vertical markets. Additionally, there is no guarantee that the U.S. Navy will continue on its current pace with the adoption of our LED lighting products for its fighting fleet.

We currently have a revolving credit facility and have notified the provider that we intend to cancel the facility effective December 31, 2015. We are currently in contact with traditional lending providers; however, there can be no guarantee that we will secure a traditional line of credit. There can be no assurance that we will generate sufficient cash flows to sustain and grow our operations or obtain funding on acceptable terms or in a timely fashion or at all. As such, we will continue to review and pursue selected external funding sources, if necessary, to execute these objectives including, but not limited to, the following:

•	obtain financing from traditional or non-traditional investment capital organizations or individuals; and

•	obtain funding from the sale of our common stock or other equity or debt instruments.

Obtaining financing through the above-mentioned mechanisms contains risks, including:

•	additional equity financing may not be available to us on satisfactory terms and any equity that we are able to issue could lead to dilution of stockholder value for current stockholders;

•
loans or other debt instruments may have terms and/or conditions, such as interest rate, restrictive covenants and control or revocation provisions, which are not acceptable to management or our Board of Directors; and

•	the current environment in capital markets combined with our capital constraints may prevent us from being able to obtain adequate debt financing.

If we fail to generate cash to grow our business, we would need to delay or scale back our business plan, reduce our operating costs, or reduce our headcount, each of which would have a material adverse effect on our business, future prospects, and financial condition.

Liquidity and capital resources
Cash and cash equivalents
At September 30, 2015, our cash and cash equivalents balance was approximately $35.0 million, compared to approximately $7.4 million at December 31, 2014. The balance at September 30, 2015 included restricted cash of $114 thousand, compared to $105 thousand at December 31, 2014. The restricted cash balance relates to funds to be used exclusively for a research and development project with the National Shipbuilding Research Program. Additionally, our cash balance at September 30, 2015 and December 31, 2014 included $300 thousand of the purchase price from the sale of our pool products business that remains in escrow subject to the resolution of outstanding buyer claims. For more information on the cash remaining in escrow, please refer to Note 3. Discontinued Operations, included under Part I, Item 1 of this Quarterly Report.

The following summarizes cash flows from operating, investing, and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows (in thousands):

	Nine months ended September 30,
	2015	2014
Net cash provided by (used in) operating activities	$2,771	$(1,635)

Net cash used in investing activities	$(540)	$(19)

Net cash provided by financing activities	$25,883	$6,539

Net cash provided by (used in) operating activities

Net cash provided by operating activities was $2.8 million for the nine months ended September 30, 2015, and resulted primarily from the net income earned of $7.5 million, offset by higher trade accounts receivable due to the timing of shipments during the period, as well as purchases of inventory to meet the increased demand for our LED products. Net cash used in operating activities was $1.6 million for the nine months ended September 30, 2014, and resulted from the net loss we incurred, adjusted for non-cash items.

Net cash used in investing activities

Net cash used in investing activities was $540 thousand for the nine months ended September 30, 2015, and resulted primarily from acquisitions of property and equipment related to the implementation costs of our new ERP system that we began using effective July 1, 2015. Net cash used in investing activities was $19 thousand for the nine months ended September 30, 2014, and resulted from receiving the proceeds on assets held for sale, offset by lower cash expended for acquisitions of property and equipment.

Net cash provided by financing activities

Net cash provided by financing activities was $25.9 million for the nine months ended September 30, 2015, compared to $6.5 million provided for the nine months ended September 30, 2014. Net cash provided by financing activities for the nine months ended September 30, 2015 included $23.6 million received primarily from the follow-on common stock offering described in Note 8. Stockholders' equity, and $2.5 million received in proceeds for exercises of outstanding warrants and issuances of our common stock. Net cash provided by financing activities for the nine months ended September 30, 2014 included $5.2 million in net proceeds from the follow-on common stock offering that closed on August 11, 2014.

Cash requirements

During the three months ending December 31, 2015, we intend to use approximately $2 million of our cash and cash equivalents balance to purchase equipment that will expand our manufacturing capabilities and build our made in America product line.

Credit facilities

On December 22, 2011, we entered into a $4.5 million revolving line of credit (“credit facility”) with Rosenthal & Rosenthal. The total loan amount available to us under the line of credit is equal to 85 percent of our net, eligible receivables, plus available inventory (50 percent of the lower of cost or market value of eligible inventory, or $250 thousand, whichever is less). The credit facility is secured by a lien on our domestic assets. The interest rate for borrowing on accounts receivable is 8.5 percent, on inventories 10 percent, and on overdrafts 13 percent. Additionally, there is an annual 1 percent facility fee on the entire $4.5 million amount of the credit facility payable at the beginning of the year. As defined in the agreement, we are required to comply with certain financial covenants, measured quarterly, including a tangible net worth amount and a working capital amount. We were in compliance with the financial covenants as of September 30, 2015. Borrowings under the revolving line of credit were $2 thousand and $453 thousand at September 30, 2015 and December 31, 2014, respectively, and were recorded in the Condensed Consolidated Balance Sheets as a current liability under the caption “Credit line borrowings.”

The agreement automatically renews from year to year each December 31st unless we provide requisite notice to Rosenthal 60 days in advance of the renewal date. We have provided the required advance notice to Rosenthal, and as such, the facility will not renew for 2016. Rosenthal has the right to terminate the agreement at any time by providing 60 days written notice to us.

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

For the three months ended September 30, 2015, Energy Management Products, LLC, a distributor for the U.S. Navy, accounted for approximately 74 percent of net sales, and sales of products for the U.S. Navy were approximately 82 percent of net sales. For the three months ended September 30, 2014, Energy Management Products, LLC and DFAS Columbus accounted for approximately 61 percent and 11 percent of net sales, respectively, and together comprised sales of products for the U.S. Navy of approximately 72 percent of net sales.

For the nine months ended September 30, 2015, Energy Management Products, LLC accounted for approximately 79 percent of net sales, and sales of products for the U.S. Navy were approximately 85 percent of net sales. For the nine months ended September 30, 2014, Energy Management Products, LLC and DFAS Columbus accounted for approximately 51 percent and 16 percent of net sales, respectively, and together comprised sales of products for the U.S. Navy of approximately 67 percent of net sales.

At September 30, 2015, Energy Management Products, LLC and DFAS Columbus accounted for approximately 71 percent and 18 percent of net trade accounts receivable, respectively. At December 31, 2014, Energy Management Products, LLC, ES Entegral Solutions, Inc., and Johnson Controls, Inc. accounted for approximately 55 percent, 20 percent, and 11 percent of net trade accounts receivable, respectively.

Recent accounting pronouncements

In September 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-16, Business Combinations (Topic 805). The amendments in this ASU require that an acquiring company recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Additionally, this ASU requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. To simplify the accounting for adjustments made to provisional amounts recognized in a business combination, the amendments in this ASU eliminates the requirement to retrospectively account for those adjustments. This ASU is effective prospectively for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The Company does not expect the guidance in this ASU to have a material impact on our consolidated financial statements and related disclosures.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customer (Topic 606): Deferral of the Effective Date. This ASU defers the effective date of ASU 2014-09, Revenue from Contracts with Customer (Topic 606) for all entities by one year. As a result, all entities will be required to apply the provisions of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently assessing the adoption date and impact the guidance in this ASU will have, if any, on our consolidated results of operations, cash flows, or financial position.

In April 2015, the FASB issued AASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in this update are effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. We do not expect the guidance to have a material impact on the Company.

In April 2015, the FASB issued ASU 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change U.S. GAAP for a customer's accounting for service contracts. The amendments in the update are effective for interim and annual periods beginning after December 15, 2015. The Company is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement-Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which provides guidance on simplifying income statement presentation by eliminating the concept of extraordinary items from U.S. GAAP. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively and retrospectively to all periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We have evaluated the accounting guidance and determined that there is no impact of this update to our consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. Additionally, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, expenses of discontinued operations and of the pretax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The new standard is effective for interim and annual periods beginning after December 15, 2014. We have evaluated and adopted the accounting guidance with respect to our dispositions of Energy Focus LED Solutions, LLC and Crescent Lighting Limited.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective as of September 30, 2015.

(b) Changes in internal control over financial reporting

On July 1, 2015, we implemented an enterprise resource planning (“ERP”) system on a company-wide basis, which is expected to improve the efficiency of certain financial and related transaction processes. The implementation resulted in business and operational changes, which required changes to our internal controls over financial reporting. We believe we have designed adequate controls into and around the new ERP system, which includes performing significant procedures, both within the ERP and outside the ERP, to monitor, review and reconcile financial activity to ensure ongoing reliability of our financial reporting.

Except as has been described above, there has been no material change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A. RISK FACTORS

Risks Associated with Our Business

We have a history of operating losses and may incur losses in the future.

Although we generated income from continuing operations of approximately $7.8 million for the nine months ended September 30, 2015, we have a history of operating losses. As of September 30, 2015, we had cash and cash equivalents of approximately $35.0 million and an accumulated deficit of $81.3 million.

In order for us to attain sustainable profitability and growth, we will need to execute our marketing and sales plans for our energy-efficient LED lighting products, develop new technologies and products that allow us to effectively compete in new markets and continue to improve our supply chain. Our recent improved financial performance has been due in large part to increased sales of our military products for the U.S. Navy. In order to continue to generate profits over the long-term, we will need to diversify our customer base and product offerings. Our efforts to expand our offerings and reach additional markets are in their early stages and there can be no assurance we will be successful.

We derive a significant portion of our revenue from one customer and the loss of this customer, or a reduction in its demand for our services, could adversely affect our business, financial condition, results of operations and prospects.

Our customer base is highly concentrated. One or a few customers have represented a substantial portion of our net sales, and our concentration has recently increased as our sales of products for the U.S. Navy have grown. For the nine months ended September 30, 2015, Energy Management Products, LLC, a distributor for the U.S. Navy, accounted for approximately 74 percent of net sales, and total sales of products for the U.S. Navy accounted for approximately 85 percent of net sales. We anticipate that sales of products for the U.S. Navy will continue to comprise a significant portion of our revenue in the near-term, and that a limited number of customers could continue to comprise a substantial portion of our revenue for the foreseeable future.

We generally do not have long-term contracts with our customers that commit them to purchase any minimum amount of our products or require them to continue to do business with us, so significant customers, including distributors for the U.S. Navy, could discontinue purchasing our products at any time. We could lose business from the U.S. Navy or another significant customer for a variety of reasons, many of which are outside of our control. These reasons could include changes in levels of funding available to government customers, our inability to comply with government contracting laws and regulations, changes in customers’ procurement strategies or their lighting retrofit plans, new competitors entering particular markets, our failure to keep pace with technological advances and damage to our professional reputation, among others.

Even if we continue to do business with our significant customers, our concentration can cause variability in our results because we cannot control the timing or amounts of their purchases. If a significant end-user like the U.S. Navy, for example, changes the scope or timing of its lighting retrofit projects, it could adversely affect our results of operations and cash flows in particular periods.

Depressed general economic conditions may adversely affect our operating results and financial condition.

Our business is sensitive to changes in general economic conditions, both inside and outside the United States. An economic downturn may adversely affect our business. Slow growth in the economy or an economic downturn could adversely affect our ability to meet our working capital requirements and growth objectives, or could otherwise adversely affect our business, financial condition, and results of operations. As a result, any general or market-specific economic downturns, particularly those affecting construction and building renovation, or that cause end-users to reduce or delay their purchases of lighting products, services, or retrofit activities, would have a material adverse effect on our business, cash flows, financial condition and results of operations. LED lighting retrofit projects, in particular, tend to require a significant capital commitment, which is offset by cost savings achieved over time. As such, a lack of available capital, whether due to economic factors or conditions in the capital or debt markets, could have the effect of reducing demand for our products.

Our inability to diversify our customer base could adversely impact our business and operating results, and expanding to new target markets may open us up to additional risks and challenges.

While we anticipate that a significant portion of our revenues will continue to be derived from sales of products for the U.S. Navy in the near-term, in order to achieve our long-term growth goals, we will need to diversify our customer base and product offerings and penetrate additional markets.

Our efforts to penetrate additional markets are generally in the early stages, and we cannot provide any assurance we will be successful. Our initial sales cycle is long, generally six to twelve months or more, and each targeted market may require us to develop different expertise and sales channels. We may dedicate significant resources to a targeted customer or industry before we achieve meaningful results or are able to effectively evaluate our success. As we target new customers and industries, we will also face different technological, pricing, supply, regulatory and competitive challenges that we may not have experience with. As a result, our efforts to expand to new markets may not succeed, may divert management resources from our existing operations and may require significant financial commitments to unproven areas of our business, all of which may harm our financial performance.

If we are unable to manage future growth effectively, our profitability and liquidity could be adversely affected.

Our ability to achieve our desired growth depends on our execution in functional areas such as management, product development, sales and marketing, finance and general administration and operations. To manage any future growth, we must continue to improve our product development, distribution, operational and financial processes and systems and expand, train and manage our employee base and control associated costs. Our efforts to grow our business, both in terms of size and in diversity of customer bases served, will require rapid expansion in certain functional areas and put a significant strain on our resources. We may incur significant expenses as we attempt to scale our resources and make investments in our business that we believe are necessary to achieve long-term growth goals. If we are unable to manage our growth effectively, our expenses could increase without a proportionate increase in revenue, our margins could decrease, and our business and results of operations could be adversely affected.

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

Our past operating results may not be accurate indicators of future performance, and you should not rely on such results to predict our future performance. Our operating results have fluctuated significantly in the past, and could fluctuate in the future. Factors that may contribute to fluctuations include:

•	changes in aggregate capital spending, cyclicality and other economic conditions, or domestic and international demand in the industries;

•	the timing of large customer orders, particularly for the U.S. Navy, to which we may have limited visibility and cannot control;

•	our ability to effectively manage our working capital;

•	our ability to satisfy consumer demands in a timely and cost-effective manner;

•	pricing and availability of labor and materials;

•	our inability to adjust certain fixed costs and expenses for changes in demand and the timing of incurring any sizable expenditures that may be needed to facilitate our growth;

•	seasonal fluctuations in demand and our revenue; and

•	disruption in component supply from foreign vendors.

We may require additional financing, and we may not be able to raise funds on favorable terms or at all.

During the quarter ended September 30, 2015, we raised approximately $23.6 million from a follow-on offering of 1.5 million shares of common stock. Although we expect that the proceeds from that offering will provide sufficient funding for the near-term, there is a risk that we will require additional external financing if our business does not generate adequate cash flow or if our business plans change or require more investment than we currently anticipate.

In addition, we have notified the lender under our revolving credit facility that we intend to cancel the facility effective December 31, 2015. We are currently in contact with traditional lending providers; however, there can be no guarantee that we will secure a traditional line of credit.

If we require additional financing, we will evaluate all available external funding sources, but there can be no assurance that we will obtain funding on acceptable terms or in a timely fashion or at all. Obtaining additional financing contains risks, including:

•	additional equity financing may not be available to us on satisfactory terms and any equity we are able to issue could lead to dilution for current stockholders;

•
loans or other debt instruments may have terms and/or conditions, such as interest rate, restrictive covenants and control or revocation provisions, which are not acceptable to management or our Board of Directors; and

•	the current environment in capital markets combined with our capital constraints may prevent us from being able to obtain adequate debt financing.

If we fail to obtain required additional financing to grow our business, we would need to delay or scale back our business plan, reduce our operating costs, or reduce our headcount, each of which would have a material adverse effect on our business, future prospects, and financial condition.

A significant portion of our business is dependent upon the existence of government funding, which may not be available into the future and could result in a reduction in sales and harm to our business.

We anticipate a significant portion of our near-term product sales will continue to come from the military and maritime market, which is reliant upon federal funding. In particular, sales of our products for the U.S. Navy have accounted for a substantial portion of our net sales in recent periods and we expect that these sales will remain significant to our results in the near-term. In addition, we are currently targeting sales to other entities dependent on government funding, including foreign allied navies and U.S. military bases. If the U.S. Navy or any of these other target customers abandon, curtail or delay planned LED lighting retrofit projects as a result of the levels of funding available to them, it would adversely affect our opportunities to generate product sales.

If LED lighting technology fails to gain widespread market acceptance or we are unable to respond effectively as new lighting technologies and market trends emerge, our competitive position and our ability to generate revenue and profits may be harmed.

To be successful, we depend on continued market acceptance of our existing LED technology. Although adoption of LED lighting continues to grow, the use of LED lighting products for general illumination is in its early stages, is still limited, and faces significant challenges. Potential customers may be reluctant to adopt LED lighting products as an alternative to traditional lighting technology because of its higher initial cost or perceived risks relating to its novelty, reliability, usefulness, light quality, and cost-effectiveness when compared to other established lighting sources available in the market. Changes in economic and market conditions may also affect the marketability of some traditional lighting technologies. For example, declining energy prices in certain regions or countries may favor existing lighting technologies that are less energy-efficient, reducing the rate of adoption for LED lighting products in those areas. Notwithstanding continued performance improvements and cost reductions of LED lighting, limited customer awareness of the benefits of LED lighting products, lack of widely accepted standards governing LED lighting products and customer unwillingness to adopt LED lighting products could significantly limit the demand for LED lighting products. Even potential customers that are inclined to adopt energy-efficient lighting technology may defer investment as LED lighting products continue to experience rapid technological advance. Any of the foregoing could adversely impact our results of operations and limit our market opportunity.

In addition, we will need to keep pace with rapid changes in LED technology, changing customer requirements, new product introductions by competitors and evolving industry standards, any of which could render our existing products obsolete if we fail to respond in a timely manner. Development of new products incorporating advanced technology is a complex process subject to numerous uncertainties. We have previously experienced, and could in the future experience, delays in the introduction of new products. We could also devote substantial resources to the development of new technologies or products that are ultimately not successful.

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

The lighting industry is highly competitive. In the high-performance lighting markets in which we sell our advanced lighting systems, our products compete with lighting products utilizing traditional lighting technology provided by many vendors. In the sale of military products, we compete with a small number of qualified military lighting lamp and fixture suppliers, who in the future might also provide LED lighting products. In certain commercial applications, we compete with LED systems produced by large lighting companies such as Royal Philips, CREE, Inc., Osram Sylvania, and GE, Inc. Some of these competitors offer products with performance characteristics similar to those of our products. Many of our competitors are larger, more established companies with greater resources to devote to research and development, manufacturing and marketing, as well as greater brand recognition. In addition, the relatively low barriers to entry into the lighting industry and the limited proprietary nature of many lighting products also permit new competitors to enter the industry easily.

In each of our markets, we also anticipate the possibility that LED manufacturers, including those that currently supply us with LEDs, may seek to compete with us. Our competitors’ lighting technologies and products may be more readily accepted by customers than our products will be. Moreover, if one or more of our competitors or suppliers were to merge, the change in the competitive landscape could adversely affect our competitive position. Additionally, to the extent that competition in our markets intensifies, we may be required to reduce our prices in order to remain competitive. If we do not compete effectively, or if we reduce our prices without making commensurate reductions in our costs, our net sales, margins and profitability and our future prospects for success may be harmed.

If we are unable to obtain and adequately protect our intellectual property rights, our ability to commercialize our products could be substantially limited.

We consider our technology and processes proprietary. If we are not able to adequately protect or enforce the proprietary aspects of our technology, competitors may utilize our proprietary technology. As a result, our business, financial condition, and results of operations could be adversely affected. We protect our technology through a combination of patent, copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements, and similar means. Despite our efforts, other parties may attempt to disclose, obtain, or use our technologies. Additionally, third parties may make claims of non-infringement or invalidity claims with respect to our patents, and such claims could result in material expenditures for defense and settlement, jeopardize or substantially delay a successful outcome in litigation that we may become involved in, divert resources away from our other activities or otherwise materially and adversely affect our business. Similar challenges could also prevent us from obtaining additional patents in the future. Our competitors may also be able to independently develop products that are substantially equivalent or superior to our products or slightly modify our products. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the United States. As a result, we may not be able to protect our proprietary rights adequately in the United States or abroad. Furthermore, there can be no assurance that we will be issued patents for which we have applied or obtain additional patents, or that we will be able to obtain licenses to patents or other intellectual property rights of third parties that we may need to support our business in the future. The inability to obtain certain patents or rights to third-party patents and other intellectual property rights in the future could have a material adverse effect on our business.

Our industry is characterized by vigorous protection and pursuit of intellectual property rights and positions, which may result in protracted and expensive litigation. We have engaged in litigation in the past and litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Litigation may also be necessary to defend against claims of infringement or invalidity by others. An adverse outcome in litigation or any similar proceedings could subject us to significant liabilities, require us to license disputed rights from others or require us to cease marketing or using certain products or technologies. We may not be able to obtain any licenses on acceptable terms, if at all, and may attempt to redesign those products that contain allegedly infringing intellectual property, which may not be possible. We also may have to indemnify certain customers if it is determined that we have infringed upon or misappropriated another party’s intellectual property. The costs of addressing any intellectual property litigation claim, including legal fees and expenses and the diversion of management resources, regardless of whether the claim is valid, could be significant and could materially harm our business, financial condition, and results of operations.

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

Although we are building our sales force to sell directly to end clients, we currently rely significantly on indirect sales channels to market and sell our products. Most of our products are sold through third-party independent distributors and sales representatives. In particular, sales of our products for the U.S. Navy, which have accounted for a substantial portion of our net sales in recent periods, are made through an independent distributor. In addition, these parties provide technical sales support to end-users. Our current agreements within these sales channels are generally non-exclusive, meaning they can sell products of our competitors. We anticipate that any such agreements we enter into in the future will be on similar terms. Furthermore, our agreements are generally short-term, and can be canceled by these sales channels without significant financial consequence. We cannot control how these distributors or sales representatives perform and cannot be certain that we or end-users will be satisfied by their performance. If these distributors and sales representatives significantly change their terms with us, or change their historical pattern of ordering products from us, there could be a significant impact on our net sales and profits.

Our products could contain defects or they may be installed or operated incorrectly, which could reduce sales of those products or result in claims against us.

Despite product testing, defects may be found in our existing or future products. This could result in, among other things, a delay in the recognition or loss of net sales, loss of market share or failure to achieve market acceptance. These defects could cause us to incur significant warranty, support, and repair costs, divert the attention of our engineering personnel from our product development efforts, and harm our relationships with our customers. The occurrence of these problems could result in the delay or loss of market acceptance of our lighting products and would likely harm our business. Some of our products use line voltages (such as 120 or 240 AC), which involve enhanced risk of electrical shock, injury or death in the event of a short circuit or other malfunction. Defects, integration issues or other performance problems in our lighting products could result in personal injury or financial or other damages to end-users or could damage market acceptance of our products. Our customers and end-users could also seek damages from us for their losses. A product liability claim brought against us, even if unsuccessful, would likely be time consuming and costly to defend, and the adverse publicity generated by such a claim against us or others in our industry could negatively impact our reputation.

Our business may suffer if we fail to comply with government contracting laws and regulations.

We derive a portion of our revenues from direct and indirect sales to U.S., state, local, and foreign governments and their respective agencies. In particular, sales of our products for the U.S. Navy have accounted for a substantial portion of our net sales in recent periods. Contracts with government customers are subject to various procurement laws and regulations, business prerequisites to qualify for such contracts, accounting procedures, intellectual property process, and contract provisions relating to their formation, administration and performance, which may provide for various rights and remedies in favor of the governments that are not typically applicable to or found in commercial contracts. Failure to comply with these laws, regulations, or provisions in our government contracts could result in litigation, the imposition of various civil and criminal penalties, termination of contracts, forfeiture of profits, suspension of payments, or suspension from future government contracting. If our government contracts are terminated, if we are suspended from government work, or if our ability to compete for new contracts is adversely affected, our business could suffer due to, among other factors, lost sales, the costs of any government action or penalties, damages to our reputation and the inability to recover our investment in developing and marketing products for government use.

The ability to use our net operating loss carry-forwards and certain other tax attributes may be limited.

We have significant U.S. net operating loss and tax credit carry-forwards (the “Tax Attributes”). Under federal tax laws, we can carry forward and use our Tax Attributes to reduce our future U.S. taxable income and tax liabilities until such Tax Attributes expire in accordance with the Internal Revenue Code of 1986, as amended (the “IRC”). Section 382 and Section 383 of the IRC provide an annual limitation on our ability to utilize our Tax Attributes, as well as certain built-in-losses, against future U.S. taxable income in the event of a change in ownership, as defined under the IRC. Share issuances in connection with our past financing transactions or other future changes in our stock ownership, which may be beyond our control, could result in changes in ownership for purposes of the IRC. Such changes in ownership could further limit our ability to use our Tax Attributes. Accordingly, any such occurrences could adversely affect our financial condition, operating results and cash flows.

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

We have international operations and are subject to risks associated with operating in international markets.

We outsource the production of certain parts and components, as well as finished goods in certain product lines, to a small number of vendors in various locations outside of the United States, including China and Taiwan. We also have limited operations in Taiwan to support our vendor relationships in Asia. Although we do not currently generate significant sales from customers outside of the United States, we are targeting foreign allied navies as a potential opportunity to generate additional sales of our military products.

International business operations are subject to inherent risks, including, among others:

•	difficulty in enforcing agreements and collecting receivables through foreign legal systems;

•	unexpected changes in regulatory requirements, tariffs, and other trade barriers or restrictions;

•	potentially adverse tax consequences;

•	the burdens of compliance with the U.S. Foreign Corrupt Practices Act, similar anti-bribery laws in other countries, and a wide variety of laws;

•	import and export license requirements and restrictions of the United States and each other country in which we operate;

•	exposure to different legal standards and reduced protection for intellectual property rights in some countries;

•	currency fluctuations and restrictions; and

•	political, social, and economic instability, including war and the threat of war, acts of terrorism, pandemics, boycotts, curtailment of trade, or other business restrictions.

If we do not anticipate and effectively manage these risks, these factors may have a material adverse impact on our business operations.

If we are unable to attract or retain qualified personnel, our business and product development efforts could be harmed.

To a large extent, our future success will depend on the continued contributions of certain employees, such as our current Chief Executive Officer, Chief Financial Officer, and President and Chief Operating Officer. We have had significant turnover in our management team since 2013 and cannot be certain that these and other key employees will continue in their respective capacities for any period of time, and these employees may be difficult to replace. Our future success will also depend on our ability to attract and retain qualified technical, sales, marketing, and management personnel, for whom competition is very intense. As we attempt to rapidly grow our business, it could be especially difficult to attract and retain sufficient qualified personnel. The loss of, or failure to attract, hire, and retain, any such persons could delay product development cycles, disrupt our operations, or otherwise harm our business or results of operations.

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

As a public reporting company, we are subject to complex regulations concerning corporate governance and public disclosure that require us to incur significant expenses, divert management resources and expose us to risks of non-compliance.

We are faced with complicated and evolving laws, regulations and standards relating to corporate governance and public disclosure. To comply with these requirements and operate as a public company, we incur legal, financial, accounting and administrative costs and other related expenses. As a smaller reporting company, these expenses may be significant to our financial results. In addition, due to our limited internal resources, we must devote substantial management and other resources to compliance efforts. As we attempt to rapidly grow our business, compliance efforts could become more complex and put additional strain on our resources. Despite our efforts, we cannot guarantee that we will effectively meet all of the requirements of these laws and regulations. If we fail to comply with any of the laws, rules and regulations applicable to U.S. public companies or with respect to publicly-traded stock, we may be subject to regulatory scrutiny, possible sanctions or higher risks of shareholder litigation, all of which could harm our reputation, lower our stock price or cause us to incur additional expenses.

Any material weaknesses in our internal control over financial reporting could, if not remediated, result in material misstatements in our financial statements.

As a public company reporting to the SEC, we are subject to the reporting requirements of the Securities Exchange Act of 1934, and the Sarbanes-Oxley Act of 2002, including section 404(a) that requires that we annually evaluate and report on our systems of internal controls.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission as of December 31, 2014. Based on this evaluation, management concluded that there was a material weaknesses identified in our internal controls as of December 31, 2014. The material weaknesses related to a lack of effective controls over revenue recognition. Management implemented certain controls to remediate this identified material weakness, including:

•
a system of review to ensure that purchase orders are appropriately reviewed by personnel knowledgeable regarding revenue recognition principles and that final sales terms are communicated to the accounting department;

•	periodic reviews of sales transactions to ensure that there is sufficient supporting documentation, including a customer purchase order;

•	formalized standard sales terms and conditions; and

•	additional education and training to members of the finance department and others within the Company regarding revenue recognition criteria and the need for sufficient review of terms and conditions.

If these remedial measures are not effective, or if additional material weaknesses or significant deficiencies in our internal controls are discovered or occur in the future, our financial statements may contain material misstatements and we could be required to restate our financial results. This could result in a decrease in our stock price, securities litigation and the diversion of significant management and financial resources.

In the near future, if we cease to meet the criteria to be considered a “smaller reporting company,” we will also become subject to section 404(b) of the Sarbanes-Oxley Act, which requires an auditor attestation of the effectiveness of our internal controls over financial reporting. This additional requirement will increase our financial, accounting and administrative costs and other related expenses, which may be significant to our financial results. In addition, due to our limited internal resources, further compliance efforts put additional strain on our resources. Despite our efforts, if our auditors are unable to attest to the effectiveness of our internal controls, we may be subject to regulatory scrutiny and higher risk of shareholder litigation, which could harm our reputation, lower our stock price or cause us to incur additional expenses.

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

We rely heavily on our information technology systems, including our enterprise resource planning (“ERP”) software, across our operations and corporate functions, including for management of our supply chain, payment of obligations, data warehousing to support analytics, finance systems, accounting systems, and other various processes and procedures, some of which are handled by third parties. In addition, we recently implemented a new ERP system on a company-wide basis that can present transitional risks.

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

Risks Associated with an Investment in Our Common Stock

As a “thinly-traded” stock with a relatively small public float, the market price of our common stock is highly volatile and may decline regardless of our operating performance.

Our common stock is “thinly-traded” and we have a relatively small public float, which increases volatility in the share price and makes it difficult for investors to buy or sell shares in the public market without materially affecting our share price. Since our listing on the NASDAQ Capital Market in August 2014, our market price has ranged from a low of $3.95 to a high of $29.20 and has recently experienced significant volatility. Broad market and industry factors also may adversely affect the market price of our common stock, regardless of our actual operating performance. Factors that could cause wide fluctuations in our stock price may include, among other things:

•	general economic conditions and trends;

•	addition or loss of significant customers and the timing of significant customer purchases;

•	actual or anticipated variations in our financial condition and operating results;

•	our ability to effectively manage our growth and the significance and timing of associated expenses;

•	overall conditions or trends in our industry;

•	the terms and amount of any additional financing that we may obtain, if any;

•	unfavorable publicity;

•	additions or departures of key personnel;

•	changes in the estimates of our operating results or changes in recommendations by any securities or industry analysts that elect to follow our common stock; and

•	sales of our common stock by us or our stockholders, including sales by our directors and officers.

Because our common stock is thinly-traded, investors seeking to buy or sell a certain quantity of our shares in the public market may be unable to do so within one or more trading days and it may be difficult for stockholders to sell all of their shares in the market at any given time at prevailing prices. Any attempts to buy or sell a significant quantity of our shares could materially affect our share price. In addition, because our common stock is thinly-traded and we have a relatively small public float, the market price of our shares may be disproportionately affected by any news, commentary or rumors regarding us or our industry, regardless of the source or veracity, which could also result in increased volatility.

In addition, in the past, following periods of volatility in the market price of a company’s securities, securities litigation has often been instituted against these companies. Volatility in the market price of our shares could also increase the likelihood of regulatory scrutiny. Securities litigation, if instituted against us, or any regulatory inquiries or actions that we face could result in substantial costs, diversion of our management’s attention and resources and unfavorable publicity, regardless of the merits of any claims made against us or the ultimate outcome of any such litigation or action.

Sales of a substantial number of shares of our common stock in the public market could cause the market price of our common stock to decline.

The completion of the common stock offering by us and certain stockholders in the quarter ended September 30, 2015 significantly increased the number of shares of our common stock that may be sold in the public market because the shares of our common stock issued by us and sold by the selling stockholders became freely tradable without restriction or further registration under the Securities Act. It is difficult to predict the effects of this increase in public float on the market price or trading of shares of our common stock. If there are more shares of common stock offered for sale than buyers are willing to purchase, then the market price of our common stock may decline to a market price at which buyers are willing to purchase the offered shares of common stock and sellers remain willing to sell the shares.

We could issue additional shares of common stock without stockholder approval.

We are authorized to issue 30,000,000 shares of common stock, of which 11,626,810 shares were issued and outstanding as of November 2, 2015. Our Board of Directors has the authority, without action or vote of our stockholders, to issue authorized but unissued shares subject to the rules of the NASDAQ Capital Market. In addition, in order to raise capital or acquire businesses in the future, we may need to issue securities that are convertible or exchangeable for shares of our common stock. Any such issuances could be made at a price that reflects a discount to the then-current trading price of our common stock. These issuances could be dilutive to our existing stockholders and cause the market price of our common stock to decline.

If securities analysts do not publish research or reports about our business, or if they downgrade our stock, the price of our stock could decline.

The trading market for our common stock is likely to be influenced by any research and reports that securities or industry analysts publish about us or our business. If one or more of these analysts downgrades our stock or publish unfavorable research about our business, our stock price would likely decline. There are currently a limited number of analysts covering us, which could increase the influence of particular analysts or reports. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our stock could decrease and cause our stock price and trading volume to decline. Any of these effects could be especially significant because our common stock is “thinly-traded” and we have a relatively small public float.

Our failure to comply with the continued listing requirements of the NASDAQ Capital Market could adversely affect the price of our common stock and its liquidity.

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

Our Certificate of Incorporation eliminates the personal liability of our directors to our Company and our stockholders for damages for breach of fiduciary duty as a director to the extent permissible under Delaware law. Further, our Bylaws provide that we are obligated to indemnify any of our directors or officers to the fullest extent authorized by Delaware law and, subject to certain conditions, advance the expenses incurred by any director or officer in defending any action, suit or proceeding prior to its final disposition. Those indemnification obligations could result in the Company incurring substantial expenditures to cover the cost of settlement or damage awards against our directors or officers, which we may be unable to recoup. These provisions and resultant costs may also discourage us from bringing a lawsuit against any of our current or former directors or officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers even though such actions, if successful, might otherwise benefit us or our stockholders.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 21, 2015, we entered into an agreement with Dave Partners, LLC (“DP”), pursuant to which DP will provide professional recruiting services to us in exchange for a combination of cash and our common stock.  The stock payment consisted of 9,470 shares of common stock, which were issued as of the date of the agreement.  The shares were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, as they were not issued as part of a public offering.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The information required by this Item is set forth on the Exhibit Index that follows the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY FOCUS, INC.

Date:	November 4, 2015	By:	/s/ James Tu
James Tu
Executive Chairman and Chief Executive Officer

By:	/s/ Marcia J. Miller
Marcia J. Miller
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Documents

3.1	Certificate of Incorporation of Energy Focus, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q filed on November 13, 2013).

3.2
Certificate of Amendment to the Certificate of Incorporation of Energy Focus, Inc. filed with the Secretary of State of the State of Delaware on July 16, 2014 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on July 16, 2014).

3.3
Certificate of Amendment to the Certificate of Incorporation of Energy Focus, Inc. filed with the Secretary of State of the State of Delaware on July 24, 2015 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on July 27, 2015).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101
The following financial information from our Quarterly Report for the quarter ended September 30 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2015 and 2014, (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity for the nine months ended September 30, 2015, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (vi) the Notes to Condensed Consolidated Financial Statements.

*
Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.