Form 10-K
period 2015-12-31
ENERGY FOCUS, INC/DE
filed 2016-03-10
CIK 924168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate value of the Company’s common stock held by non-affiliates of the Company was approximately $56.7 million as of June 30, 2015, the last day of the Company’s most recently completed second fiscal quarter, when the last reported sales price was $8.74 per share.
Number of the registrant’s shares of common stock outstanding as of March 4, 2016: 11,648,978

Documents Incorporated by Reference
Portions of the Company’s definitive Proxy Statement for its 2016 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

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

We believe that important factors that could cause our actual results to differ materially from forward-looking statements include, but are not limited to, the risks and uncertainties outlined under “Risk Factors” under Item 1A and other matters described in this Annual Report generally. Some of these factors include:

•	our reliance on a limited number of customers, in particular our sales of products for the U.S. Navy, for a significant portion of our revenue, and our ability to maintain or grow such sales levels;

•	our history of operating losses and our ability to generate sufficient cash from operations or receive sufficient financing, on acceptable terms, to continue our operations;

•	general economic conditions in the United States and in other markets in which we operate;

•	our ability to implement and manage our growth plans and control expenses to increase sales;

•	our ability to increase demand in our targeted markets;

•	the timing of large customer orders and significant expenses as we invest in growth opportunities;

•	market acceptance of LED lighting technology;

•	our dependence on military maritime customers and on the levels of government funding available to such customers;

•	our ability to respond to new lighting technologies and market trends with safe and reliable products;

•	our ability to compete effectively against companies with greater resources;

•	our ability to protect our intellectual property rights and the impact of any type of legal claim or dispute;

•	our ability to obtain critical components and finished products from third-party suppliers on acceptable terms;

•	risks inherent in international markets, such as economic and political uncertainty, changing regulatory and tax requirements and currency fluctuations; and

•	our ability to maintain effective internal controls and otherwise comply with our obligations as a public company.

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

ITEM 1. BUSINESS

Overview

Energy Focus, Inc. and its subsidiaries engage in the design, development, manufacturing, marketing, installation, and sale of energy-efficient lighting systems. We operate in a single industry segment, developing and selling our energy-efficient light-emitting diode ("LED") lighting products into the military maritime market, and general commercial and industrial markets. Recently, we have aligned our resources and focused our efforts on the sale of our LED lighting products, in particular our military and commercial tubular LED (“TLED”) lines of products, into targeted vertical markets. Our goal is to become a leader in the LED lighting retrofit market by replacing fluorescent lamps in general purpose and high-intensity discharge (“HID”) lighting in low-bay and high-bay applications with our innovative, high-quality TLED products.

During 2014, we shifted our focus away from the turnkey solutions business operated through our subsidiary, Energy Focus LED Solutions, LLC, which had historically incurred lower gross margins, and as of September 2015, had fully exited the solutions business. In August 2015, we sold our United Kingdom subsidiary, Crescent Lighting Limited. As a result of exiting the turnkey solutions and Crescent Lighting Limited businesses, we have eliminated all net sales and expenses associated with both businesses from the Consolidated Statements of Operations and have reported the net loss as discontinued operations. Please refer to Note 3, "Discontinued Operations," for more information on our disposition of these businesses.

The Company was founded in 1985 as Fiberstars, Inc., a California corporation, and reincorporated in Delaware in November 2006. In May 2007, Fiberstars, Inc. merged with and became Energy Focus, Inc., also a Delaware corporation. Our principal executive offices are located at 32000 Aurora Road, Suite B, Solon, Ohio 44139. Our telephone number is 440.715.1300. Our website address is www.energyfocusinc.com. Information on our website is not part of this Annual Report.

Our industry

We are committed to developing and bringing our high-quality, energy-efficient, long-lived and mercury-free TLED products to our targeted military maritime, government, and commercial and industrial markets to replace linear fluorescent lamps in general purpose lighting applications and HID lamps in low-bay and high-bay lighting applications. We believe there is a significant growth opportunity for our business as the lighting market continues its transition to more energy-efficient technologies such as LED lighting, driven by technological improvements and emerging regulatory requirements. As the efficiency and cost of LED lighting continue to improve, we believe that market adoption will accelerate, particularly in commercial and industrial applications, due to the significant potential for energy savings and the early stage of LED adoption in these applications.

Our products

We produce, source, and/or market a wide variety of LED lighting technologies to serve our primary end markets, including the following:

Military maritime products to serve the U.S. Navy and allied foreign navies:

•	Military Intellitube®;

•	Military globe lights;

•	Military berth light; and

Commercial products to serve our targeted and general commercial and industrial markets:

•	Commercial Intellitube® TLED replacement for linear fluorescent lamps;

•	Direct-wire TLED replacements for linear fluorescent lamps;

•	LED dock lights;

•	Vapor tight lighting;

•	Low-bay and high-bay lighting, for HID applications; and

•	LED retrofit kits.

The key features of our products are as follows:

•	Many of our products meet the lighting efficiency standards mandated by the Energy Independence and Security Act of 2007.

•	Many of our products qualify for federal and state tax and rebate incentives for commercial and residential consumers in certain states.

•	Many of our products make use of proprietary optical and electronics delivery systems that enable high efficiencies with superior lighting qualities.

Our strengths and strategy

Our LED products are more energy-efficient than traditional lighting products such as incandescent bulbs and fluorescent lamps, and we believe they can provide significant long-term energy and maintenance cost savings to potential clients.

Our strengths, which we believe provide a strategic competitive advantage, include the following:

•	providing what we believe to be the only military-spec qualified LED fluorescent replacement lamps for the U.S. Navy;

•	owning and controlling the development, design, and construction of our TLED products to ensure performance, quality, and cost advantages;

•
providing our commercial Intellitube® product, which we believe is the first single end powered TLED that is UL approved to work with both direct wire, as a single ended lamp, as well as an end-to-end lamp for direct fit into ballasted fixtures;

•	concentrated on developing and providing high-quality, price competitive TLED lamps to replace fluorescent and HID lamps for commercial and industrial markets;

•	a long developmental history, with broad and intimate understanding of lighting technologies and LED lighting applications;

•	establishing production capabilities for TLED products that will be “Buy American”;

•	product inventory availability through carrying limited SKUs; and

•	a deep understanding of the adoption dynamics for energy-efficient lighting products in existing commercial and industrial building markets.

Through our strengths, we seek to achieve the following objectives:

•	become the LED lighting leader in the targeted markets;

•	continuing sales growth and profitable financial performance;

•	further penetration of our military-grade LED lighting products to the military maritime market, including both the U.S. Navy and allied foreign navy market;

•	replication of our success in the military maritime market by penetrating the government and commercial vertical markets for our commercial LED lighting products; and

•	a streamlined and high-performing organization that is focused on providing industry-leading LED lighting products that generate energy savings and reduce carbon emissions for our clients.

Our strategy to achieve these objectives includes the following actions:

•	continue to utilize our patents and proprietary know-how to develop innovative LED lighting products that are differentiated by their quality, reliability, adaptability and cost of ownership;

•	increase awareness and knowledge of our technology and offerings within our targeted markets;

•	establish relationships with key clients and early adopters to demonstrate our technology and value in targeted vertical markets;

•	rapidly scale our sales efforts to increase the penetration of our technology in our targeted markets; and

•	expand selectively into geographical markets.

Targeted vertical markets
We are focusing on markets where the economic benefits of our lighting product offerings are most compelling. To do so, we are currently targeting specific vertical and geographic segments within three markets: military maritime, government, and commercial and industrial.

We have achieved substantial growth in the military maritime market since 2014, capitalizing on our long-standing relationship with the U.S. Navy and our status as what we believe to be the only U.S. Navy military-spec qualified TLED lamp provider. In the second half of 2014, we began receiving sizable orders for our military Intellitube® product as the Navy embarked on a fleet-wide LED retrofit project. Sales of our products to the U.S. Navy or distributors for the U.S. Navy were approximately $51.3 million for the year ended December 31, 2015, or 80 percent of total net sales. Through December 31, 2015, we believe approximately 30 percent of the Navy’s potentially replaceable fluorescent tubes have been retrofitted with our military Intellitube® product.
We are optimistic that we will continue generating strong sales of our military Intellitube® product in the near-term as the transformation of the U.S. Navy fleet to LED lighting continues. In addition, we announced our first order for the Royal Australian Navy in the second quarter of 2015, and we believe there is a significant opportunity to build on our success with the U.S. Navy by targeting allied foreign navies in the long term. We also believe that our success and experience working with the U.S. military, coupled with the introduction of our commercial Intellitube® product in the second quarter of 2015, as well as our capability to manufacture “Buy American” products, provides an enhanced opportunity for us to market our products to approximately 200 major military bases in the U.S. Our efforts with military bases are still in the early stages, but we are actively pursuing the opportunity.

In the commercial and industrial markets, we are currently targeting the following verticals in the United States: healthcare, education, industrial and manufacturing, and national retail.

In healthcare, we are currently working with several hospital systems to introduce our products and demonstrate our technology. Given the 24/7 lighting requirements of hospital systems, we believe the quality and value of our products are particularly attractive. We are aggressively expanding our sales effort in the healthcare vertical market in an attempt to increase our penetration, and in 2015 announced a supply agreement with a major northeast Ohio hospital system to retrofit the system’s main campus.
In education, we are gaining traction in the K-12 market and have received orders to retrofit school districts in various states. In addition, through a partnership in the TLED category with the Center for Green Schools at the U.S. Green Building Council that we announced in the second quarter of 2015, we are working to build awareness and adoption of our LED lighting technology in schools initially within our current geographic markets, including the North East, Mid-Atlantic and Midwest. As we advocate for the benefits of LED lighting in schools, both in terms of energy-efficiency and in creating a healthy learning environment, we believe additional opportunities to penetrate the K-12 market will arise.

We are also in the early stages of our efforts in the industrial and manufacturing and national retail vertical markets, which are large addressable markets and provide an attractive opportunity for us. In the industrial and manufacturing market in particular, due to the usage of HID lighting, the energy savings that can be achieved by switching to our LED products could be substantial and we believe we have attractive product offerings in this space.

Sales and marketing

Our products are sold through a combination of direct sales employees, independent sales representatives, electrical and lighting contractors, and distributors.

We currently sell the majority of our products for the U.S. Navy through distributor and sales representative arrangements. Until the third quarter of 2015, our primary distributor was LED Lighting Solutions Global, LLC (an affiliate of Energy Management Products, LLC) (“LLS”), which now serves as a sales representative with respect to our U.S. Navy business and a distributor for foreign navies and the U.S. Navy Military Sealift Command. In the third quarter of 2015, we entered into exclusive distribution agreements for 2016 with Atlantic Diving Supply, Inc. (“ADS”) and LLS, under which ADS and LLS purchase our products under minimum commitment requirements for supply to the U.S. Navy, and to foreign navies and the U.S. Navy Military Sealift Command, respectively. Sales of our products for the U.S. Navy through ADS and LLS combined were $48.2 million during 2015, or 75 percent of our total sales for the period. The remainder of our sales of products for the U.S. Navy in the year ended December 31, 2015 were made pursuant to a contract we were awarded in 2011.

Within the commercial and industrial market, we continue to focus on direct corporate accounts, general contractors, and lighting retrofit companies (“LRCs”) especially in the healthcare, education, industrial and manufacturing, and retail markets. We intend to continue to expand our business development capabilities, sales organizations, and geographic markets to support our efforts in these areas.

Concentration of sales

In 2015, sales of our products to the U.S. Navy or to distributors for the U.S. Navy accounted for approximately 80 percent of net sales from continuing operations. Customers accounting for greater than 10 percent of our net sales from continuing operations included LLS, which accounted for approximately 59 percent, and ADS, which accounted for approximately 16 percent. There were no other customers accounting for greater than 10 percent of our net sales.

Competition

Our commercial lighting products compete against a variety of lighting products, including conventional light sources such as compact fluorescent lamps and HID lamps, as well as other TLEDs and full fixture lighting products. Our ability to compete depends substantially upon the superior performance and lower lifecycle cost of our products. Principal competitors in our markets include large lamp manufacturers and lighting fixture companies, as well as Asian TLED manufacturers whose financial resources may substantially exceed ours. These competitors may introduce new or improved products that may reduce or eliminate some of the competitive advantage of our products. We anticipate that the competition for our products will also come from new technologies that offer increased energy efficiency, lower maintenance costs, and/or advanced features. In certain commercial applications, we compete with LED systems produced by large lighting companies such as Royal Philips, CREE, Inc., Osram Sylvania, and GE, Inc. Some of these competitors offer products with performance characteristics similar to those of our products.

In our military product line, we compete with a small number of qualified military lighting lamp and fixture suppliers, who in the future might also provide LED lighting products.

Manufacturing and suppliers

We produce our lighting products and systems through a combination of internal manufacturing and assembly at our Solon, Ohio facility, and sourced finished goods. Our internal lighting system manufacturing consists primarily of final assembly, testing, and quality control. We have worked with a number of our vendors to design custom components to meet our specific needs. Our quality assurance program provides for testing of all sub-assemblies at key stages in the assembly process, as well as testing of finished products produced both internally and sourced through third parties.

In an effort to reduce manufacturing costs, we have outsourced the production of certain parts and components, as well as finished goods in certain product lines, to a small number of vendors in various locations throughout the world, primarily in the United States and China. In some cases, we rely upon a single supplier to source certain components, sub-assemblies, or finished goods. We continually attempt to improve our global supply chain practices in order to satisfy client demands in terms of quality and volumes, while controlling our costs and achieving targeted gross margins.

Additionally, we are establishing a "Buy American" line of TLEDs and we believe this will offer us a competitive advantage in certain targeted vertical markets.

Product development

Product development is a key area of focus for us. Our product development team is dedicated to developing and designing leading LED lighting products, and we have recently opened product development centers in Taiwan and Minnesota.

Gross product development expenses for the years ended December 31, 2015, 2014, and 2013 were $3.0 million, $1.7 million, and $3.5 million respectively. As we previously announced, in 2014 we curtailed our efforts on bidding on research contracts and grants in order to focus our resources exclusively on projects and contracts that support LED technologies.

Intellectual property

We have a policy of seeking to protect our intellectual property through patents, license agreements, trademark registrations, confidential disclosure agreements, and trade secrets as management deems appropriate. We have approximately 10 patents that we consider key to our current product lines. Additionally, we have various pending United States patent applications, and various pending Patent Cooperation Treaty patent applications filed with the World Intellectual Property Organization that serve as the basis for national patent filings in countries of interest. Our issued patents expire at various times through July 2032. Generally, the term of patent protection is twenty years from the earliest effective filing date of the patent application. There can be no assurance; however, that our issued patents are valid or that any patents applied for will be issued, and that our competitors or clients will not copy aspects of our lighting systems or obtain information that we regard as proprietary. There can also be no assurance that others will not independently develop products similar to ours. The laws of some foreign countries in which we sell or may sell our products do not protect proprietary rights to products to the same extent as the laws of the United States.

Insurance

All of our properties and equipment are covered by insurance and we believe that such insurance is adequate. In addition, we maintain general liability and workers compensation insurance in amounts we believe to be consistent with our risk of loss and industry practice.

Employees

At December 31, 2015, we had 122 full-time employees, 4 of whom were located in Taiwan and 118 in the United States. None of our employees are subject to any collective bargaining agreement.

Business segments

During the third quarter of 2015, we completed the exit of our turnkey solutions business and reported the historical results of that business as discontinued operations. We currently operate in a single business segment that includes the marketing and sale of commercial, industrial, and military maritime lighting products, and research and development services. Our products are sold primarily in North America through a combination of direct sales employees, independent sales representatives, and distributors.

Please refer to Note 3, "Discontinued Operations" and Note 13, "Product and Geographic Information," included in Item 8 of this Annual Report, for additional information.

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

While we reported net income from continuing operations of $9.5 million for the year ended December 31, 2015, we have experienced net losses from continuing operations of approximately $4.2 million and $5.9 million for the years ended December 31, 2014 and 2013, respectively. As of December 31, 2015, we had cash and cash equivalents of approximately $34.6 million and an accumulated deficit of $80.1 million.

In order for us to attain sustainable profitability and growth, we will need to execute our marketing and sales plans for our energy-efficient LED lighting products, develop new technologies and products that allow us to effectively compete in new markets and continue to improve our supply chain. Our recent improved financial performance has been due in large part to increased sales of our military maritime products for the U.S. Navy. In order to continue to generate profits over the long-term, we will need to diversify our customer base and product offerings. Our efforts to expand our offerings and reach additional markets are in their early stages and there can be no assurance we will be successful.
We derive a significant portion of our revenue from a few customers and the loss of one of these customers, or a reduction in their demand for our products, could adversely affect our business, financial condition, results of operations and prospects.

Our customer base is highly concentrated. One or a few customers have represented a substantial portion of our net sales and our concentration has recently increased as our sales of products for the U.S. Navy have grown. For the year ended December 31, 2015, LLS and ADS, distributors for the U.S. Navy, accounted for approximately 59 percent and 16 percent, respectively, of net sales from continuing operations, and total sales of products for the U.S. Navy accounted for approximately 80 percent of net sales from continuing operations. We anticipate that sales of products for the U.S. Navy will continue to comprise a significant portion of our revenue in the near-term, and that a limited number of customers could continue to comprise a substantial portion of our revenue for the foreseeable future.
In the fourth quarter of 2015, we entered into distribution agreements with ADS and LLS, under which ADS and LLS purchase our products under minimum commitment requirements in regard to the applicable territories in order to maintain exclusivity. We generally do not have long-term contracts with our customers that commit them to purchase any minimum amount of our products or require them to continue to do business with us. Significant customers, including distributors or end-users such as the U.S. Navy, could discontinue purchasing our products at any time. We could lose business from the U.S. Navy or another significant customer for a variety of reasons, many of which are outside of our control. These reasons could include changes in levels of funding available to military maritime customers, our inability to comply with government contracting laws and regulations, changes in customers’ procurement strategies or their lighting retrofit plans, new competitors entering particular markets, our failure to keep pace with technological advances and damage to our professional reputation, among others.

Even if we continue to do business with our significant customers, our concentration can cause variability in our results because we cannot control the timing or amounts of their purchases. If a significant end-user like the U.S. Navy, for example, changes the scope or timing of its energy efficiency initiatives, it could adversely affect our results of operations and cash flows in particular periods.
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

Our past operating results may not be accurate indicators of future performance, and you should not rely on such results to predict our future performance. Our operating results have fluctuated significantly in the past, and could fluctuate in the future. Factors that may contribute to fluctuations include:

•	changes in aggregate capital spending, cyclicality and other economic conditions, or domestic and international demand in the industries;

•	the timing of large customer orders, particularly for the U.S. Navy, to which we may have limited visibility and cannot control;

•	our ability to effectively manage our working capital;

•	our ability to generate increased demand in our targeted markets, particularly those in which we have limited experience;

•	our ability to satisfy consumer demands in a timely and cost-effective manner;

•	pricing and availability of labor and materials;

•	our inability to adjust certain fixed costs and expenses for changes in demand and the timing and significance of expenditures that may be incurred to facilitate our growth;

•	seasonal fluctuations in demand and our revenue; and

•	disruption in component supply from foreign vendors.
We may require additional financing, and we may not be able to raise funds on favorable terms or at all.

During the quarter ended September 30, 2015, we raised approximately $23.6 million from a follow-on offering of 1,500,000 shares of common stock. Although we expect that the proceeds from that offering will provide sufficient funding for the near-term, there is a risk that we will require additional external financing if our business does not generate adequate cash flow or if our business plans change or require more investment than we currently anticipate.

In addition, we terminated our revolving credit facility effective December 31, 2015 and do not have current plans to enter into a replacement facility.

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

•	the current environment in capital markets combined with our capital constraints may prevent us from being able to obtain adequate debt financing; and

•
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

We anticipate a significant portion of our near-term product sales will continue to come from the military maritime market, which is reliant upon federal funding. In particular, sales of our products for the U.S. Navy have accounted for a substantial portion of our net sales in recent periods and we expect that these sales will remain significant to our results in the near-term. In addition, we are currently targeting sales to other entities dependent on governmental funding, including foreign allied navies and U.S. military bases. If the U.S. Navy or any of these other target customers abandon, curtail, or delay planned LED lighting retrofit projects as a result of the levels of funding available to them, it would adversely affect our opportunities to generate product sales.

If LED lighting technology fails to gain widespread market acceptance or we are unable to respond effectively as new lighting technologies and market trends emerge, our competitive position and our ability to generate revenue and profits may be harmed.

To be successful, we depend on continued market acceptance of our existing LED technology. Although adoption of LED lighting continues to grow, the use of LED lighting products for general illumination is in its early stages, is still limited, and faces significant challenges. Potential customers may be reluctant to adopt LED lighting products as an alternative to traditional lighting technology because of its higher initial cost or perceived risks relating to its novelty, reliability, usefulness, light quality, and cost-effectiveness when compared to other established lighting sources available in the market. Changes in economic and market conditions may also affect the marketability of some traditional lighting technologies. For example, declining energy prices in certain regions or countries may favor existing lighting technologies that are less energy-efficient, reducing the rate of adoption for LED lighting products in those areas. Notwithstanding continued performance improvements and cost reductions of LED lighting, limited customer awareness of the benefits of LED lighting products, lack of widely accepted standards governing LED lighting products and customer unwillingness to adopt LED lighting products could significantly limit the demand for LED lighting products. Even potential customers that are inclined to adopt energy-efficient lighting technology may defer investment as LED lighting products continue to experience rapid technological advances. Any of the foregoing could adversely impact our results of operations and limit our market opportunities.

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

The lighting industry is highly competitive. In the high-performance lighting markets in which we sell our advanced lighting systems, our products compete with lighting products utilizing traditional lighting technology provided by many vendors. In the sales of military products, we compete with a small number of qualified military lighting lamp and fixture suppliers, who in the future might also provide LED lighting products. In certain commercial applications, we complete with LED systems produced by large lighting companies such as Royal Philips, CREE, Inc., Osram Sylvania, and GE, Inc. Some of these competitors offer products with performance characteristics similar to those of our products. Many of our competitors are larger, more established companies with greater resources to devote to research and development, manufacturing and marketing, as well as greater brand recognition. In addition, the relatively low barriers to entry into the lighting industry and the limited proprietary nature of many lighting products also permit new competitors to enter the industry easily.

In each of our markets, we also anticipate the possibility that LED manufacturers, including those that currently supply us with LEDs, may seek to compete with us. Our competitors’ lighting technologies and products may be more readily accepted by customers than our products will be. Moreover, if one or more of our competitors or suppliers were to merge, the change in the competitive landscape could adversely affect our competitive position. Additionally, to the extent that competition in our markets intensifies, we may be required to reduce our prices in order to remain competitive. If we do not compete effectively, or if we reduce our prices without making commensurate reductions in our costs, our net sales, margins, and profitability and our future prospects for success may be harmed.

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

Our industry is characterized by vigorous protection and pursuit of intellectual property rights and positions, which may result in protracted and expensive litigation. We have engaged in litigation in the past and litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Litigation may also be necessary to defend against claims of infringement or invalidity by others. Additionally, we could be required to defend against individuals and groups who have been purchasing intellectual property assets for the sole purpose of making claims of infringement and attempting to extract settlements from companies like ours. Litigation could delay development or sales efforts and an adverse outcome in litigation or any similar proceedings could subject us to significant liabilities, require us to license disputed rights from others or require us to cease marketing or using certain products or technologies. We may not be able to obtain any licenses on acceptable terms, if at all, and may attempt to redesign those products that contain allegedly infringing intellectual property, which may not be possible. We also may have to indemnify certain customers if it is determined that we have infringed upon or misappropriated another party’s intellectual property. The costs of addressing any intellectual property litigation claim, including legal fees and expenses and the diversion of management resources, regardless of whether the claim is valid, could be significant and could materially harm our business, financial condition, and results of operations.
If critical components and finished products that we currently purchase from a small number of third-party suppliers become unavailable or increase in price, or if our suppliers fail to meet our requirements for quality, quantity and timeliness, our revenue and reputation in the marketplace could be harmed, which would damage our business.

In an effort to reduce manufacturing costs, we have outsourced the production of certain parts and components, as well as finished goods in our product lines, to a small number of vendors in various locations throughout the world, primarily in the United States and China. While we believe alternative sources for these components and products are available, we have selected these particular suppliers based on their ability to consistently provide the best quality product at the most cost effective price, to meet our specifications, and to deliver within scheduled time frames. If our suppliers fail to perform their obligations in a timely manner or at satisfactory quality levels, we may suffer lost sales, reductions in revenue and damage to our reputation in the market, all of which would adversely affect our business. We may be vulnerable to unanticipated price increases and payment term changes. Significant increases in the prices of sourced components and products could cause our product prices to increase, which may reduce demand for our products or make us more susceptible to competition. Furthermore, in the event that we are unable to pass along increases in operating costs to our customers, margins and profitability may be adversely affected. Accordingly, the loss of all or one of these suppliers could have a material adverse effect on our operations until such time as an alternative supplier could be found.

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

While we are also building our sales force to market and sell directly to end clients, we rely significantly on indirect sales channels to market and sell our products. Most of our products are sold through third-party independent distributors and sales representatives. In particular, sales of our products for the U.S. Navy, which have accounted for a substantial portion of our net sales in recent periods, are made through ADS and LLS, as an independent distributor and a sales representative, respectively. In addition, these parties provide technical sales support to end-users. Other than our agreements with ADS and LLS, our current agreements with distributors and sales representatives are generally non-exclusive, meaning they can sell products of our competitors. Any such agreements we enter into in the future may be on similar terms. Furthermore, our agreements are generally short-term, and can be cancelled by these sales channels without significant financial consequence. We cannot control how these distributors or sales representatives perform and cannot be certain that we or end-users will be satisfied by their performance. If these distributors and sales representatives significantly change their terms with us, or change their historical pattern of ordering products from us, there could be a significant impact on our net sales and profits.

Our products could contain defects or they may be installed or operated incorrectly, which could reduce sales of those products or result in claims against us.

Despite product testing, defects may be found in our existing or future products. This could result in, among other things, a delay in the recognition or loss of net sales, loss of market share or failure to achieve market acceptance. These defects could cause us to incur significant warranty, support, and repair costs, divert the attention of our engineering personnel from our product development efforts, and harm our relationships with our customers. The occurrence of these problems could result in the delay or loss of market acceptance of our lighting products and would likely harm our business. Some of our products use line voltages (such as 120 or 240 AC), which involve enhanced risk of electrical shock, injury or death in the event of a short circuit or other malfunction. Defects, integration issues or other performance problems in our lighting products could result in personal injury or financial or other damages to end-users or could damage market acceptance of our products. Our customers and end-users could also seek damages from us for their losses. A product liability claim brought against us, even if unsuccessful, would likely be time consuming and costly to defend and the adverse publicity generated by such a claim against us or others in our industry could negatively impact our reputation.

 Our business may suffer if we fail to comply with government contracting laws and regulations.

We derive a portion of our revenues from direct and indirect sales to U.S., state, local, and foreign governments and their respective agencies. In particular, sales of our products to the U.S. Navy or to distributors for the U.S. Navy have accounted for a substantial portion of our net sales in recent periods. Contracts with government customers are subject to various procurement laws and regulations, business prerequisites to qualify for such contracts, accounting procedures, intellectual property process, and contract provisions relating to their formation, administration and performance, which may provide for various rights and remedies in favor of the governments that are not typically applicable to or found in commercial contracts. Failure to comply with these laws, regulations, or provisions in our government contracts could result in litigation, the imposition of various civil and criminal penalties, termination of contracts, forfeiture of profits, suspension of payments, or suspension from future government contracting. If our government contracts are terminated, if we are suspended from government work, or if our ability to compete for new contracts is adversely affected, our business could suffer due to, among other factors, lost sales, the costs of any government action or penalties, damages to our reputation and the inability to recover our investment in developing and marketing products for military maritime use.
The ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

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

We outsource the production of certain parts and components, as well as finished goods in certain product lines, to a small number of vendors in various locations outside of the United States, including China. We also have limited operations in Taiwan to support our vendor relationships in Asia. Although we do not currently generate significant sales from customers outside the United States, we are targeting foreign allied navies as a potential opportunity to generate additional sales of our military products.

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

To a large extent, our future success will depend on the continued contributions of certain employees, such as our current Chief Executive Officer, Chief Financial Officer, and President and Chief Operating Officer. We have had significant turnover in our management team since 2013 and cannot be certain that these and other key employees will continue in their respective capacities for any period of time, and these employees may be difficult to replace. Our future success will also depend on our ability to attract and retain qualified technical, sales, marketing, and management personnel, for whom competition is very intense. As we attempt to rapidly grow our business, it could be especially difficult to attract and retain sufficient qualified personnel. The loss of, or failure to attract, hire, and retain any such persons could delay product development cycles, disrupt our operations, increase our costs, or otherwise harm our business or results of operations.
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

Moreover, although not legally required to do so, we strive to obtain certification for substantially all our products. In the United States, we seek certification on substantially all of our products from Underwriters Laboratories (UL®), Intertek Testing Services (ETL®), or DesignLights Consortium (DLC™). Where appropriate in jurisdictions outside the United States and Europe, we seek to obtain other similar national or regional certifications for our products. Although we believe that our broad knowledge and experience with electrical codes and safety standards have facilitated certification approvals, we cannot ensure that we will be able to obtain any such certifications for our new products or that, if certification standards are amended, that we will be able to maintain such certifications for our existing products. Moreover, although we are not aware of any effort to amend any existing certification standard or implement a new certification standard in a manner that would render us unable to maintain certification for our existing products or obtain ratification for new products, our net sales might be adversely affected if such an amendment or implementation were to occur.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission as of December 31, 2014. Based on this evaluation, management concluded that there was a material weaknesses identified in our internal controls as of December 31, 2014. The material weaknesses related to a lack of effective controls over revenue recognition. Management developed and implemented certain controls during 2014 and the first quarter of 2015, which it believes remediated this identified material weakness, including additional review systems, standardized sales terms and conditions, and education and training.

If these remedial measures are not effective, or if additional material weaknesses or significant deficiencies in our internal controls are discovered or occur in the future, our financial statements may contain material misstatements and we could be required to restate our financial results. This could result in a decrease in our stock price, securities litigation, and the diversion of significant management and financial resources.

In the near future, if we cease to meet the criteria to be considered a "smaller reporting company," we will also become subject to section 404(b) of the Sarbanes-Oxley Act, which requires an auditor attestation of the effectiveness of our internal controls over financial reporting. This additional requirement will increase our financial, accounting and administrative costs, and other related expenses, which may be significant to our financial results. In addition, due to our limited internal resources, further compliance efforts put additional strain on our resources. Despite our efforts, if our auditors are unable to attest to the effectiveness of our internal controls, we may be subject to regulatory scrutiny and higher risk of shareholder litigation, which could harm our reputation, lower our stock price or cause us to incur additional expenses.

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

Our common stock is “thinly-traded” and we have a relatively small public float, which increases volatility in the share price and makes it difficult for investors to buy or sell shares in the public market without materially affecting our share price. Since our listing on the NASDAQ Capital Market in August 2014, our market price has ranged from a low of $3.95 to a high of $29.20 and has recently experienced significant volatility. Broad market and industry factors also may adversely affect the market price of our common stock, regardless of our actual operating performance. Factors that could cause wide fluctuations in our stock price may include, among other things:

•	general economic conditions and trends;

•	addition or loss of significant customers and the timing of significant customer purchases;

•	actual or anticipated variations in our financial condition and operating results;

•	market expectations following period of rapid growth;

•	our ability to effectively manage our growth and the significance and timing of associated expenses;

•	overall conditions or trends in our industry;

•	the terms and amount of any additional financing that we may obtain, if any;

•	unfavorable publicity;

•	additions or departures of key personnel;

•	changes in the estimates of our operating results or changes in recommendations by any securities or industry analysts that elect to follow our common stock; and

•	sales of our common stock by us or our stockholders, including sales by our directors and officers.
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

We are authorized to issue 30,000,000 shares of common stock, of which 11,648,978 shares were issued and outstanding as of December 31, 2015. Our Board of Directors has the authority, without action or vote of our stockholders, to issue authorized but unissued shares subject to the rules of the NASDAQ Capital Market. In addition, in order to raise capital or acquire businesses in the future, we may need to issue securities that are convertible or exchangeable for shares of our common stock. Any such issuances could be made at a price that reflects a discount to the then-current trading price of our common stock. These issuances could be dilutive to our existing stockholders and cause the market price of our common stock to decline.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices and our manufacturing facility are located in an approximately 75,000 square foot facility in Solon, Ohio, under a lease agreement expiring on April 30, 2017.

We also have leased sales offices in Arlington, Virginia and New York, New York. Additionally, we have leased product development offices in Rochester, Minnesota and Taipei City, Taiwan.

We believe the aforementioned facilities are adequate to support our current and anticipated operations.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be involved in legal proceedings arising from the normal course of business. See Note 15, "Legal Matters," included in Item 8 of this Annual Report.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Executive officers of the registrant

The following is the name, age, and present position of each of our current executive officers, as well as all prior positions held by each of them during the last five years and when each of them was first elected or appointed as an executive officer:

Name	Age	Current position and business experience

James Tu	47	Executive Chairman and Chief Executive Officer – May 2013 to present
		Non-Executive Chairman of the Board of Directors – December 2012 to April 2013

Mr. Tu is the Founder, Chief Executive Officer, and Chief Investment Officer of 5 Elements Global Advisors, an investment advisory and management company focusing on investing in clean energy companies. Additionally, he is Co-Founder and was Managing Partner of Communal International Ltd., a British Virgin Islands company dedicated to assisting clean energy solutions companies gain access to global marketing, manufacturing, and financing resources until May 2013. Previously he was the Director of Investment Management of Gerstein Fisher & Associates, and an equity analyst at Dolphin Asset Management Corporation.

Eric Hilliard	48	President and Chief Operating Officer – October 2013 to present
		Vice President and Chief Operating Officer – November 2006 to October 2013

Prior to joining Energy Focus, Mr. Hilliard served in Business and Operations Management at Saint Gobain's Aerospace Flight Structures Division from 2002 to 2006 overseeing the global sales and operations for composite flight structure components to customers such as Embraer, Gulfstream and EADS. Other career assignments include Goodrich Aerospace, Chemical Leaman, and the HJ Heinz Company serving in operational and international roles throughout his career.

Marcia J. Miller	53	Chief Financial Officer – July 2015 to present
		Interim Chief Financial Officer and Secretary - February 2015 to July 2015
		Corporate Controller – July 2013 to February 2015
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

The following table sets forth the high and low market sales prices per share for our common stock for the years ended December 31, 2015 and 2014 as reported by NASDAQ and OTCQB after giving effect to the one-for-ten reverse stock split of our common stock effected on July 16, 2014:

	High	Low

First quarter 2015	$5.75	$3.95
Second quarter 2015	8.82	4.81
Third quarter 2015	29.20	8.48
Fourth quarter 2015	20.00	11.03

First quarter 2014	$7.50	$3.85
Second quarter 2014	7.39	5.20
Third quarter 2014	10.71	4.12
Fourth quarter 2014	8.20	4.69

Stockholders

There were approximately 105 holders of record of our common stock as of March 1, 2016, however, a large number of our stockholders hold their stock in “street name” in brokerage accounts. Therefore, they do not appear on the stockholder list maintained by our transfer agent.

Dividends

We have not declared or paid any cash dividends, and do not anticipate paying cash dividends in the near future.

Securities authorized for issuance under equity compensation plans

The following table details information regarding our existing equity compensation plans as of December 31, 2015:

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	602,207	$8.58	1,260,704	(1)

(1)
Includes 465,535 shares available for issuance under the 2013 Employee Stock Purchase Plan and 795,169 shares available for issuance under our 2014 Stock Incentive Plan, which may be issued in the form of options, restricted stock, restricted stock units, and other equity-based awards.

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

SELECTED FINANCIAL DATA
(amounts in thousands, except per share data)

	2015	2014	2013	2012	2011

OPERATING SUMMARY
Net sales	$64,403	$22,700	$9,423	$10,015	$7,216
Gross profit	29,292	7,778	2,078	1,476	773
Net income (loss) from continuing operations	9,471	(4,246)	(5,907)	(3,767)	(3,626)
Net (loss) income from discontinued operations	(691)	(1,599)	3,546	(1,942)	(2,429)
Net income (loss)	8,780	(5,845)	(2,361)	(5,709)	(6,055)
Net income (loss) per share - basic:
From continuing operations	$0.91	$(0.55)	$(1.24)	$(0.91)	$(1.47)
From discontinued operations	(0.07)	(0.20)	0.74	(0.47)	(0.98)
Total	0.84	(0.75)	(0.50)	(1.38)	(2.45)
Net income (loss) per share - diluted:
From continuing operations	$0.88	$(0.55)	$(1.24)	$(0.91)	$(1.47)
From discontinued operations	(0.06)	(0.20)	0.74	(0.47)	(0.98)
Total	0.82	(0.75)	(0.50)	(1.38)	(2.45)
Shares used in net income (loss) per share calculation:
Basic	10,413	7,816	4,779	4,132	2,467
Diluted	10,752	7,816	4,779	4,132	2,467
FINANCIAL POSITION SUMMARY
Total assets	$55,702	$19,496	$12,808	$14,353	$13,778
Cash and cash equivalents	34,640	7,435	1,890	788	1,454
Credit line borrowings	—	453	—	1,590	—
Current maturities of long-term debt	—	—	59	756	855
Long-term debt, net of current maturities	—	70	4,011	1,793	955
Stockholders' equity	45,320	9,773	2,924	825	1,468
Common shares outstanding	11,649	9,424	5,142	4,470	2,491

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements (“financial statements”) and related notes thereto, included in Item 8 of this Annual Report.

Overview

Energy Focus, Inc. and its subsidiaries engage in the design, development, manufacturing, marketing, and installation of energy-efficient lighting systems. We operate in a single industry segment, developing and selling our energy-efficient light-emitting diode ("LED") lighting products into the military maritime market, and general commercial and industrial markets. Recently, we have aligned our resources and focused our efforts on the sale of our LED lighting products, in particular our military and commercial tubular LED ("TLED") lines of products, into targeted vertical markets. Our goal is to become a leader in the LED lighting retrofit market by replacing fluorescent lamps in general purpose and high-intensity discharge ("HID") lighting in low-bay and high-bay applications with our innovative, high-quality TLED products.

In order to focus on this business opportunity, we have recently exited non-core businesses. In 2013, we sold our pool lighting products business. During 2014, we shifted our focus away from the turnkey solutions business operated by our subsidiary, Energy Focus LED Solutions, LLC (“EFLS”), which had historically incurred lower gross margins. We completed all outstanding solutions-based projects in the first quarter of 2015, are no longer accepting new projects, and, as of September 30, 2015, had fully exited the solutions business. In August 2015, we exited our United Kingdom business through the sale of Crescent Lighting Limited ("CLL"), our wholly-owned subsidiary. As a result of exiting the turnkey solutions and CLL businesses, we have eliminated all net sales and expenses associated with both businesses from the Consolidated Statements of Operations and have reported the net income (loss) as discontinued operations. Please refer to Note 3, "Discontinued Operations," for more information on our disposition of these businesses.

During 2015, a substantial portion of our sales continued to be for military maritime products for the U.S. Navy. We had significant growth in our commercial sales versus the prior year, but still remain in the early stages of our efforts to diversify our customer base. We also continued to invest in our direct sales force and marketing personnel, and the other talent and infrastructure necessary to support the increasing scale of our operations across a variety of other functions. As a result, our financial results continue to be subject to fluctuations in the timing and magnitude of our military and maritime product sales and the impact of our growth initiatives, since we may dedicate significant resources to a targeted customer or industry before we achieve meaningful results or are able to effectively evaluate our success.

Results of operations

The following table sets forth the percentage of net sales represented by certain items reflected on our Consolidated Statements of Operations for the following periods:

	2015	2014	2013

Net sales	100.0%	100.0%	100.0%
Cost of sales	54.5	65.7	77.9
Gross profit	45.5	34.3	22.1

Operating expenses:
Product development	4.4	4.5	6.3
Selling, general, and administrative	26.1	34.5	68.3
Loss on impairment	—	—	6.5
Change in estimate of contingent liabilities	—	—	0.1
Restructuring	—	—	0.8
Total operating expenses	30.5	39.0	82.0
Income (loss) from operations	15.0	(4.7)	(59.9)

Other (income) expense:
Settlement of acquisition obligations	—	—	(9.5)
Interest expense	0.1	11.9	8.9
Other (income) expenses	(0.1)	2.1	3.3
Income (loss) from continuing operations before income taxes	15.0	(18.7)	(62.6)
Provision for income taxes	0.2	—	—
Net income (loss) from continuing operations	14.8	(18.7)	(62.6)

Discontinued operations:
Loss from discontinued operations	(0.3)	(6.9)	(3.9)
(Loss) gain on sale of discontinued operations	(0.8)	(0.1)	41.5
(Loss) income from discontinued operations before income taxes	(1.1)	(7.0)	37.6
(Benefit from) provision for income taxes	—	—	—
(Loss) income from discontinued operations	(1.1)	(7.0)	37.6

Net income (loss)	13.7%	(25.7)%	(25.0)%
Net sales

A further breakdown of our net sales by product line is as follows (in thousands):

	2015	2014	2013

Commercial	$14,156	$5,712	$3,703
Military maritime	50,128	16,913	3,678
R&D Services	119	75	2,042
Total net sales	$64,403	$22,700	$9,423

Net sales of $64.4 million in 2015 increased 183.7 percent compared to 2014. Commercial sales increased 147.8 percent as we continued to penetrate our targeted vertical markets of K-12 schools, industrial manufacturers, national retailers, and hospitals. Military maritime sales increased 196.4 percent as a result of continued high-volume sales to distributors for the U.S. Navy.

R&D services sales increased 58.7 percent as we worked to complete existing research contracts and grants to focus our resources exclusively on projects and contracts that support LED technologies.

Net sales of $22.7 million in 2014 increased 140.9 percent in comparison to $9.4 million in 2013, primarily due to a $13.2 million increase in military maritime sales as a result of high-volume sales to a distributor for the U.S. Navy. Commercial sales increased $2.0 million, or 54.3 percent, in 2014 compared to 2013, as we built our pipeline and began to penetrate our targeted commercial and industrial markets. The increase in commercial sales was offset by a decrease of $2.0 million in R&D services, as we shifted our focus away from research contracts and grants.

International sales

With the sale of CLL, our subsidiary in the United Kingdom, we no longer generate significant sales from customers outside the United States. International net sales accounted for less than 1.0 percent of net sales in 2015 and in 2014, respectively. International net sales accounted for approximately 1.4 percent of net sales in 2013. The effect of changes in currency exchange rates was not material in 2015, 2014, or 2013, respectively.

Gross profit

Gross profit was $29.3 million, or 45.5 percent of net sales in 2015, compared to $7.8 million, or 34.3 percent of net sales in 2014. The increase resulted from our higher sales volume, engaging new suppliers to lower our product costs at increased sales volumes, performing value analysis/engineering processes, and our continued development of operating efficiencies.
Gross profit in 2014 increased $5.7 million over the gross profit of $2.1 million in 2013. The increase resulted from higher net sales due to a higher mix of commercial and military maritime products sales, compared to R&D services sales, which carry low to no gross margins. Additionally, gross margins on our products improved 12.2 percentage points as a result of continuous development of efficiencies, improvements in our supply chain, and building our economies of scale from sales volume increases.

Operating expenses

Product development

Product development expenses include salaries, contractor and consulting fees, legal fees, supplies and materials, as well as overhead items, such as depreciation and facilities costs. Product development costs are expensed as they are incurred.

Total government reimbursements are the combination of revenues and credits from government contracts.

Total gross and net product development spending, including credits from government contracts, is shown in the following table (in thousands):

	For the year ended December 31,
	2015	2014	2013

Total gross product development expenses	$3,005	$1,727	$3,480
Cost recovery through cost of sales	(25)	(54)	(1,937)
Cost recovery and other credits	(170)	(643)	(948)
Net product development expense	$2,810	$1,030	$595

Gross product development expenses were $3.0 million in 2015, a 74.0 percent increase compared to $1.7 million in 2014. The increase resulted from higher outside testing and legal fees of approximately $541 thousand related to our proprietary commercial Intellitube® product line, and higher salaries and related benefits of approximately $554 thousand due to hiring additional product engineers as we continue to dedicate resources toward the development of our LED lighting technology products in the United States and Taiwan. Gross product development expenses in 2014 decreased 50.4 percent compared to $3.5 million in 2013. The decrease resulted from focusing our resources exclusively on projects and contracts that support LED technologies.

Selling, general, and administrative

Selling, general, and administrative expenses were $16.8 million, or 26.1 percent of net sales in 2015, compared to $7.8 million, or 34.5 percent of net sales in 2014. The dollar increase resulted from incurring higher salaries and related benefits of approximately $2.0 million and higher recruiting fees of $548 thousand as we essentially doubled our sales force in 2015 compared to 2014, higher consulting services of approximately $1.4 million as we seek to grow our business, higher commissions and bonus incentives of approximately $1.7 million related to higher sales and earnings, higher severance costs of $502 thousand, higher trade show and other marketing costs of approximately $478 thousand to support our continued growth, and higher legal and professional fees of approximately $463 thousand.

Selling, general, and administrative expenses in 2014 increased 21.8 percent from $6.4 million 2013. The dollar increase resulted from higher salaries and related benefits, higher stock-based compensation, higher incentive bonuses and commissions, and higher recruiting costs due primarily to building our direct sales force. This was partially offset by lower severance charges, lower amortization expense, and lower project marketing costs.

Loss on impairment

Due to the sale of our pool products business in November 2013 and the closing of our facilities in Pleasanton, California, we performed an evaluation of property and equipment located in California. In performing this review, we sought a buyer for the assets which we no longer had use, and recorded an impairment loss of $608 thousand. The impairment loss represented the difference between the fair value and the carrying value of the asset group. These assets were subsequently sold in 2014 for $130 thousand; the carrying value of the assets after the impairment charge.

Change in estimate of contingent liabilities

In connection with the acquisition of EFLS in December 2009, we recorded a performance-related contingent obligation related to a 2.5 percent payout payable over 42 months commencing January 1, 2010. The payout was based on the fair value of projected annual billings of the acquired business. We accrued for this contingent liability at its estimated fair value at the time of the acquisition. As a provision of the settlement agreement between us and the former owners of EFLS, a net receivable due of $78 thousand was forgiven in June 2013. Additionally, we recognized a $66 thousand favorable adjustment related to the change in the estimate of the performance-related contingent obligation, resulting in a net expense of $12 thousand charged to operations in 2013. See Note 10, "Commitments and Contingencies," included in Item 8 for further information.

Restructuring

During the third quarter of 2013, we relocated our manufacturing operations from a contract manufacturing facility located in Mexico to our facilities located in Pleasanton, California and Solon, Ohio. The Consolidated Statements of Operations include $80 thousand of “Restructuring” costs for severance paid to Mexican contract employees as required by the production share agreement, as amended, between us and the contract manufacturer. See Note 8, "Restructuring," for more information on these charges.

As a result of the sale of the pool products business, we relocated our manufacturing operations in Pleasanton, California to Solon, Ohio. This activity was completed by March 2014, and the cost was negligible.

Other income (expense)

Settlement of acquisition obligations

As a provision of the settlement agreement between us and the former owners of EFLS, our obligation to pay a $500 thousand special fee and a $500 thousand convertible promissory note including interest of $92 thousand were cancelled in their entirety in exchange for a $200 thousand payment. We recognized a net gain of $892 thousand related to these items in June 2013. See Note 9, "Settlement of Acquisition Obligations," included in Item 8 for further information.

Interest expense

Interest expense was $85 thousand, $2.7 million, and $840 thousand for the years ended December 31, 2015, 2014, and 2013, respectively. Interest expense in 2014 included a $2.3 million non-cash charge to write-off the remaining unamortized discount associated with the conversion of convertible notes that were issued in 2012 and 2013, as well as $154 thousand of additional interest that we paid by September 30, 2014. Interest expense includes amortization of debt discounts, interest on our line of credit facility and any other fees related to the line of credit agreement, and interest expense for outstanding borrowings.

Other expenses

We recognized other income of $53 thousand in 2015, compared to other expenses of $466 thousand in 2014. The expense in 2014 was primarily a result of the write-off of loan origination costs in connection with the convertible notes, which occurred in March 2014. Other expenses in 2014 increased $158 thousand compared to other expense of $308 thousand in 2013 primarily due to the write-off of loan origination costs in 2014.

Income taxes

For the year ended December 31, 2015, our effective tax rate was 1.5 percent. Our effective tax rate was lower than the statutory tax rate due primarily due to a decrease in the valuation allowance as a result of the utilization of net operating loss carry-forwards. We utilized $6.2 million of our federal net operating loss carry-forward in 2015.

We had a full valuation allowance recorded against our United States deferred tax assets at December 31, 2015 and 2014, respectively. We had no net deferred liabilities at December 31, 2015 or 2014. There was no federal tax expenses for the United States operations in 2014 and 2013 due to increase to the valuation allowance. In 2015, we recognized federal tax expense as a result of the alternative minimum tax.

Deferred income tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred income tax assets will not be realized. In considering the need for a valuation allowance, we assess all evidence, both positive and negative, available to determine whether all or some portion of the deferred tax assets will not be realized. Such evidence includes, but is not limited to, recent earnings history, projections of future income or loss, reversal patterns of existing taxable and deductible temporary differences, and tax planning strategies. We will continue to evaluate the need for a valuation allowance on a quarterly basis.
At December 31, 2015, we had net operating loss carry-forwards of approximately $69.1 million for federal, state, and local income tax purposes. However, due to changes in our capital structure, approximately $14.8 million of this amount is available after the application of IRC Section 382 limitations. As a result of this limitation, in 2016, we only expect to have approximately $6.0 million of the net operating loss carry-forward available for use. If not utilized, these carry-forwards will begin to expire in 2021 for federal purposes and have begun to expire for state and local purposes. Please refer to Note 12, "Income Taxes," included in Item 8 for further information.

Net income (loss) from continuing operations

Net income from continuing operations was $9.5 million in 2015, an increase of $13.7 million compared to a net loss of $4.2 million in 2014. Higher net sales and gross margins, as well as continued operational improvements resulted in the improved financial results. Net loss from continuing operations decreased $1.7 million in 2014 compared to a net loss of $5.9 million in 2013. The decrease was a result of increased sales, specifically, product sales to the military maritime market, as well as improved gross profit margins and the one-time charges of $2.4 million noted above. Excluding those charges, net loss from continuing operations in 2014 would have decreased compared to 2013 by $4.1 million.

Discontinued operations

EFLS

As part of the strategy to align our resources with developing and selling our energy-efficient LED products into the commercial and military maritime markets, we completed the exit of our turnkey solutions business operated by our EFLS subsidiary, during the third quarter of 2015. During 2014, we shifted our focus away from the turnkey solutions business and we stopped accepting new projects and completed all outstanding solutions-based projects in the first quarter of 2015. Following the completion of these projects, a remaining warranty liability existed for the replacement of potential defective products that were installed as a part of certain solutions-based jobs. The period for potential warranty replacement lasted one year from the time of job commencement. As of September 30, 2015, the exit of our turnkey solutions business was complete. Accordingly, the operating results related to EFLS have been included as discontinued operations in the Consolidated Statements of Operations for all periods presented. There were no assets disposed as a result of the disposition, and we did not recognize a gain or loss on disposal or record an income tax expense or benefit. We do not anticipate any significant continuing involvement related to this discontinued operation.

CLL

In August 2015, we sold our wholly-owned United Kingdom subsidiary, CLL. The sale was for nominal consideration under the terms of the agreement. As a result of the transaction and the elimination of this foreign subsidiary consolidated under the equity method of accounting, we recorded a one-time loss of $44 thousand, which included a $469 thousand accumulated other comprehensive income reclassification adjustment for foreign currency translation adjustments. The loss was recorded in the Consolidated Statements of Operations under the caption "Loss on disposal of discontinued operations." We do not anticipate any significant continuing involvement related to this discontinued operation.

Pool Products Business

In November 2013, we sold our pool products business. In connection with the sale, we eliminated all net sales and expenses associated with this business from the Consolidated Statements of Operations and have reported the net (loss) income from those activities as “Discontinued operations.”

Revenues from discontinued operations in 2015, 2014, and 2013 were $1.1 million, $6.3 million, and $16.6 million, respectively. See Note 3, "Discontinued Operations," included in Item 8 of this Annual Report for more information.

Net income (loss)

Net income (loss) includes the results from continuing operations, as well as the results from discontinued operations. Net income was $8.8 million in 2015, an increase of $14.6 million compared to a net loss of $5.8 million in 2014. Net loss increased by $3.5 million in 2014 compared to a net loss of $2.4 million in 2013, primarily due to the one-time charges of $2.4 million noted above.

Liquidity and capital resources

While we generated net income of $8.8 million in 2015, we have incurred substantial losses in the past, and as of December 31, 2015, we had an accumulated deficit of $80.1 million. In the third quarter of 2015, we raised approximately $23.6 million, net of fees, from a follow-on public offering of 1,500,000 shares of our common stock. We also raised approximately $18 million between 2012 and 2014 through the issuance of common stock and debt, including $5.15 million in cash, net of related expenses, from a public offering and sale of our common stock in August 2014. Additionally, we received $4.8 million in cash, net of related expenses, through the sale of our pool products business in 2013. While we were profitable in 2015, in order for us to continue to grow our business profitably, we will need to continue executing our marketing and sales plans for our energy-efficient LED lighting products to expand our customer base, and develop new technologies into sustainable product lines.

There is a risk that our business may not be as successful as we envision as we work to expand our customer base and grow net sales from commercial clients in our targeted vertical markets. Additionally, there is no guarantee that the U.S. Navy will continue on its current pace with the adoption of our LED lighting products for its fighting fleet.

We terminated our revolving credit facility effective December 31, 2015, and are not actively pursuing securing a new line of credit at this time. There can be no assurance that we will generate sufficient cash flows to sustain and grow our operations or, if necessary, obtain funding on acceptable terms or in a timely fashion or at all. As such, we may continue to review and pursue selected external funding sources to execute these objectives including, but not limited to, the following:

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

•
loans or other debt instruments may have terms and/or conditions, such as interest rate, restrictive covenants and control or revocation provisions, which are not acceptable to management or our Board of Directors or would restrict our growth opportunities; and

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

Cash and cash equivalents and debt

At December 31, 2015, our cash and cash equivalents balance was $34.6 million, compared to $7.4 million at December 31, 2014. The balance at December 31, 2015 included restricted cash of $113 thousand, compared to $105 thousand at December 31, 2014. The restricted cash balance relates to funds to be used exclusively for a research and development project with the National Shipbuilding Research Program. Additionally, our cash balance at December 31, 2014 included $300 thousand of the purchase price from the sale of our pool products business held in escrow to secure our obligations of the sale. At December 31, 2015, we offset the escrow amount by the expected costs to settle the outstanding buyer claims related to the sale of our pool products business. See Note 3, included in Item 8 for further information.

On September 11, 2015, we announced the pricing of a registered underwritten follow-on offering of shares of our common stock by us and certain of our stockholders (the "Selling Stockholders"). We sold 1,500,000 shares of our common stock at a price to the public of $17.00 per share and the Selling Stockholders sold an additional 1,500,000 shares of our common stock on the same terms and conditions.

The offering closed on September 16, 2015 and we received $23.6 million in net proceeds from the transaction, after giving effect to underwriting discounts and commissions and estimated expenses. We expect to use the net proceeds from the offering to finance our growth efforts, for working capital, and other general corporate purposes.
On August 6, 2014, we announced the pricing of a public offering to sell 1,175,000 shares of our common stock at a price to the public of $4.50 per share. The underwriters for the offering were given an option to purchase up to an additional 176,250 shares at $4.50 per share to cover over allotments. On August 8, 2014, they exercised their option to purchase the 176,250 additional shares. The offering closed on August 11, 2014. The net proceeds we received from the offering, after deducting the underwriting discount and offering expenses paid by us, were $5.15 million.

The following is a summary of cash flows from operating, investing, and financing activities, as reflected in the Consolidated Statements of Cash Flows (in thousands):

	2015	2014	2013

Net cash provided by (used in) operating activities	$4,446	$(163)	$(6,243)

Net cash used in investing activities	$(2,242)	$(64)	$(174)

Proceeds from warrants exercised	$2,503	$—	$—
Proceeds from issuances of common stock, net	23,574	5,952	—
Proceeds from exercise of stock options and purchases through employee stock purchase plan	346	58	48
Proceeds from other borrowings	—	—	6,124
Payments on other borrowings	(13)	(223)	(304)
Net borrowings (repayments) on credit line borrowings	(453)	453	(1,590)
Net cash provided by financing activities	$25,957	$6,240	$4,278

Cash used in operating activities

Net cash provided by operating activities of $4.4 million in 2015 resulted from the net income, adjusted for non-cash items, including: depreciation and amortization, stock-based compensation, and an adjustment to the reserves for slow-moving and obsolete inventories. Operating activities in 2015 also included an increase in accounts receivable of $7.5 million and an increase in inventories of $2.3 million, partially offset by an increase in accrued liabilities, federal and state taxes, and product warranties of $1.9 million.

Net cash used in operating activities in 2014 and 2013 was $0.2 million and $6.2 million, respectively. In 2014, the net cash from operating activities resulted from the net loss, adjusted for non-cash items, including: depreciation and amortization, stock-based compensation, and an adjustment to the reserves for slow-moving and obsolete inventories. Operating activities in 2014 also included the one-time charge to write off the remaining unamortized discount associated with the conversion of convertible notes in March 2014. See Note 7, "Debt," included in Item 8 for more information on the conversion of the convertible notes. Additionally, we were refunded the $1.0 million cash collateral we had previously deposited with a surety carrier, as it was determined the collateral was no longer needed. In 2013, net cash used in operating activities resulted primarily from the net loss from continuing operations of $5.9 million adjusted for non-cash items and changes in operating assets and liabilities totaling $336 thousand.

Cash (used in) provided by investing activities

Net cash used in investing activities was $2.2 million in 2015, due to spending for the acquisitions of property and equipment primarily related to the purchase of equipment to be used in the "Buy American" product initiative. We expect capital expenditures in 2016 to be less than what they were in 2015.

In 2014, net cash used in investing activities of $64 thousand included spending $194 thousand for acquisitions of property and equipment, partially offset by proceeds of $130 thousand from the sale of equipment that was classified as held for sale at December 31, 2013.

In 2013, net cash used in investing activities included $174 thousand in spending for acquisitions of property and equipment.

Cash provided by financing activities

Net cash provided by financing activities for the year ended December 31, 2015 was $26.0 million, compared to $6.2 million provided for the year ended December 31, 2014. The net cash provided by financing activities in 2015 was primarily due to receiving proceeds of $23.6 million from the follow-on stock offering, which closed on September 16, 2015 and receiving proceeds of $2.5 million from the exercises of outstanding warrants in the first quarter of 2015. In 2014, the net cash provided by financing activities was primarily a result of receiving $5.15 million in net proceeds from the public offering of our common stock, which closed on August 11, 2014. See Note 11, "Stockholders’ Equity," for more information regarding the offering.
Net cash provided by financing activities for the year ended December 31, 2013 was $4.3 million. During 2013, we raised $6.1 million by issuing unsecured subordinated convertible notes. In 2013, notes having an aggregate principal amount of $500 thousand were converted into common stock. The remainder of the outstanding notes were converted by the first quarter of 2014. Please refer to Note 7, "Debt," and Note 11, "Stockholders’ Equity," included in Item 8 for a discussion of these transactions. We also used $1.6 million in cash, representing a portion of the proceeds we received from the sale of the pool products business, to pay down the line of credit.

Credit facilities

On December 22, 2011, we entered into a $4.5 million revolving line of credit (“credit facility”) with Rosenthal & Rosenthal. The total loan amount available to us under the line of credit was equal to 85 percent of our net, eligible receivables, plus available inventory (50 percent of the lower of cost or market value of eligible inventory, or $250 thousand, whichever is less). The credit facility was secured by a lien on our domestic assets. The interest rate for borrowing on accounts receivable was 8.5 percent, on inventories 10 percent, and on overdrafts 13 percent. Additionally, there was an annual 1 percent facility fee on the entire $4.5 million amount of the credit facility payable at the beginning of the year. The agreement automatically renewed from year to year after December 31, 2014, unless we provided the requisite notice to Rosenthal. Additionally, Rosenthal also had the right to terminate the agreement by providing the 60 days written notice to us. We provided the required advance notice to Rosenthal, and as such, the facility was terminated in December 2015. We were required to comply with certain financial covenants, measured quarterly, including, as defined in the agreement: a tangible net worth amount and a working capital amount. We were in compliance with the financial covenants as of December 31, 2014. Borrowings under the revolving line of credit were $453 thousand at December 31, 2014, and are recorded in the Consolidated Balance Sheets as a current liability under the caption “Credit line borrowings.”

Contractual obligations

The following summarizes our contractual obligations as of December 31, 2015, consisting of minimum lease payments under operating leases (in thousands):

Year ending December 31,	Non-Cancellable Operating Leases

2016	$515
2017	291
2018	176
2019	131
2020 & thereafter	—
Total contractual obligations	$1,113

Off-balance sheet arrangements

We had no off-balance sheet arrangements at December 31, 2015 or 2014.
Critical accounting policies and estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies, and the reported amounts of net sales and expenses in the financial statements. Material differences may result in the amount and timing of net sales and expenses if different judgments or different estimates were utilized. Critical accounting policies, judgments, and estimates that we believe have the most significant impact on our financial statements are set forth below:

•	revenue recognition,

•	allowances for doubtful accounts, returns and discounts,

•	impairment of long-lived assets,

•	valuation of inventories,

•	accounting for income taxes, and

•	share-based compensation.

Revenue recognition

Revenue is recognized when it is realized or realizable, has been earned, and when all of the following have occurred:

•	persuasive evidence or an arrangement exists (e.g., a sales order, a purchase order, or a sales agreement),

•	shipment has occurred, with the standard shipping term being F.O.B. ship point, or services provided on a proportional performance basis or installation have been completed,

•	price to the buyer is fixed or determinable, and

•	collectability is reasonably assured.

Revenues from our products segment business are generally recognized upon shipping based upon the following:

•	all sales made by us to our customer base are non-contingent, meaning that they are not tied to that customer’s resale of products,

•	standard terms of sale contain shipping terms of F.O.B. ship point, meaning that title and risk of loss is transferred when shipping occurs, and

•	there are no automatic return provisions that allow the customer to return the product in the event that the product does not sell within a defined timeframe.

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
In 2015, the total allowance was $155 thousand, with $48 thousand related to accounts receivable and $107 thousand related to sales returns. In 2014, the total allowance was $307 thousand, with $32 thousand related to accounts receivable and $275 thousand related to sales returns. We review these allowance accounts periodically and adjust them accordingly for current conditions.
Long-lived assets

Property and equipment are stated at cost and include expenditures for additions and major improvements. Expenditures for repairs and maintenance are charged to operations as incurred. We use the straight-line method of depreciation over the estimated useful lives of the related assets (generally two to fifteen years) for financial reporting purposes. Accelerated methods of depreciation are used for federal income tax purposes. When assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the Consolidated Statement of Operations. Refer to Note 5, "Property and Equipment," included in Item 8 for additional information.

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

Valuation of inventories

We state inventories at the lower of standard cost (which approximates actual cost determined using the first-in-first-out method) or market. We establish provisions for excess and obsolete inventories after evaluation of historical sales, current economic trends, forecasted sales, product lifecycles, and current inventory levels. During 2015, 2014, and 2013, we charged $1.5 million, $194 thousand, and $146 thousand, respectively, to cost of sales from continuing operations for excess and obsolete inventories. Adjustments to our estimates, such as forecasted sales and expected product lifecycles, could harm our operating results and financial position.

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
Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets. At December 31, 2015 and 2014, we have recorded a full valuation allowance against our deferred tax assets in the United States due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward. The valuation allowance is based upon our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable. In considering the need for a valuation allowance, we assess all evidence, both positive and negative, available to determine whether all or some portion of the deferred tax assets will not be realized.  Such evidence includes, but is not limited to, recent earnings history, projections of future income or loss, reversal patterns of existing taxable and deductible temporary differences, and tax planning strategies.  We continue to evaluate the need for a valuation allowance on a quarterly basis.

As of December 31, 2015, we had net operating loss carry-forwards of approximately $69.1 million for federal, state, and local income tax purposes. However, due to changes in the Company’s capital structure, approximately $14.8 million of this amount is available after the application of IRC Section 382 limitations. As a result of this limitation, in 2016, we only expect to have approximately $6.0 million of the net operating loss carry-forward available for use. If not utilized, these carry-forwards will begin to expire in 2021 for federal and have begun to expire for state and local purposes. Please refer to Note 12, "Income Taxes," included in Item 8 for additional information.

Share-based payments

The cost of employee and director stock options and restricted stock units, as well as other share-based compensation arrangements, is reflected in the Consolidated Financial Statements based on the estimated grant date fair value method under the authoritative guidance. Management applies the Black-Scholes option pricing model to options issued to employees and directors to determine the fair value of stock options and apply judgment in estimating key assumptions that are important elements of the model in expense recognition. These elements include the expected life of the option, the expected stock-price volatility, and expected forfeiture rates. The assumptions used in calculating the fair value of share-based awards under Black-Scholes represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. Although we believe the assumptions and estimates we have made are reasonable and appropriate, changes in assumptions could materially impact our reported financial results. Restricted stock units and stock options issued to non-employees are valued based upon the intrinsic value of the award. See Note 11, "Stockholders’ Equity," included in Item 8 for additional information.

Recently issued accounting pronouncements

In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires entities to present deferred tax assets ("DTAs") and deferred tax liabilities ("DTLs") as noncurrent in a classified balance sheet. This presentation simplifies the current guidance, which requires entities to separately present DTAs and DTLs as current or noncurrent in a classified balance sheet. The netting of DTAs and DTLs by tax jurisdiction is still required under the new guidance. The standard is effective for interim and annual periods beginning after December 15, 2016, and early adoption is permitted. The adoption of this ASU is not expected to have a material impact on our disclosures as a result of the full valuation allowance we have recorded against our DTAs.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805). The amendments in this ASU require that an acquiring company recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Additionally, this ASU requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. To simplify the accounting for adjustments made to provisional amounts recognized in a business combination, the amendments in this ASU eliminates the requirement to retrospectively account for those adjustments. This ASU is effective prospectively for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The Company does not expect the guidance in this ASU to have a material impact on our consolidated financial statements and related disclosures.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330), which requires entities to measure most inventory at the lower of cost and net realizable value. This measure simplifies the current guidance, which requires entities to measure inventory at the lower of cost or market, where market is defined as one of three different measures, including net realizable value. The ASU does not apply to inventories measured by using either the last-in, first-out method or the retail inventory method. The ASU is effective prospectively for interim and annual periods beginning after December 15, 2016, and early adoption is permitted. We are in the process of evaluating the impact of the standard.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in this update are effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. We do not expect the guidance to have a material impact on the Company.

In April 2015, the FASB issued ASU No. 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change U.S. GAAP for a customer's accounting for service contracts. The amendments in the update are effective for interim and annual periods beginning after December 15, 2015. We do not expect the guidance to have a material impact on the Company.

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

In May 2014, the FASB issued ASU No. 2014-9, Revenue Recognition - Revenue from Contracts with Customers, which is a comprehensive revenue recognition standard that will supersede nearly all of the existing revenue recognition guidance under U.S. GAAP. The standard is effective for interim and annual periods beginning after December 15, 2016, and either full retrospective adoption or modified retrospective adoption is permitted. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customer (Topic 606): Deferral of the Effective Date. This ASU defers the effective date of ASU 2014-09, Revenue from Contracts with Customer (Topic 606) for all entities by one year. As a result, all entities will be required to apply the provisions of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently assessing the adoption date and impact the guidance in this ASU will have, if any, on our consolidated results of operations, cash flows, or financial position.

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. Additionally, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, expenses of discontinued operations and of the pretax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The new standard is effective for interim and annual periods beginning after December 15, 2014. We have evaluated and adopted the accounting guidance with respect to our dispositions of EFLS and CLL.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Energy Focus, Inc.

We have audited the accompanying consolidated balance sheets of Energy Focus, Inc. and its subsidiaries (collectively the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. Our audits of the consolidated financial statements included the financial statement schedule appearing under Schedule II. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Energy Focus, Inc. and its subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Plante & Moran, PLLC

Cleveland, Ohio
March 9, 2016

ENERGY FOCUS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31,
(amounts in thousands except share data)

	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$34,640	$7,435
Trade accounts receivable less allowances of $155 and $307, respectively	10,110	2,656
Inventories, net	7,732	6,869
Prepaid and other current assets	740	899
Current assets of discontinued operations	—	1,070
Total current assets	53,222	18,929

Property and equipment, net	2,429	456
Other assets	51	38
Non-current assets of discontinued operations	—	73
Total assets	$55,702	$19,496

LIABILITIES
Current liabilities:
Accounts payable	$7,295	$7,120
Accrued liabilities	2,917	962
Deferred revenue	93	133
Credit line borrowings	—	453
Current liabilities of discontinued operations	—	939
Total current liabilities	10,305	9,607

Other liabilities	77	46
Long-term debt, net of current maturities	—	70
Total liabilities	10,382	9,723

STOCKHOLDERS' EQUITY
Preferred stock, par value $0.0001 per share:
Authorized: 2,000,000 shares in 2015 and 2014 Issued and outstanding: no shares in 2015 and 2014	—	—
Common stock, par value $0.0001 per share:
Authorized: 30,000,000 shares in 2015 and 15,000,000 in 2014 Issued and outstanding: 11,648,978 at December 31, 2015 and 9,423,975 at December 31, 2014	1	1
Additional paid-in capital	125,369	98,133
Accumulated other comprehensive income	—	469
Accumulated deficit	(80,050)	(88,830)
Total stockholders' equity	45,320	9,773
Total liabilities and stockholders' equity	$55,702	$19,496

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY FOCUS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31,
(amounts in thousands except per share data)

	2015	2014	2013

Net sales	$64,403	$22,700	$9,423
Cost of sales	35,111	14,922	7,345
Gross profit	29,292	7,778	2,078

Operating expenses:
Product development	2,810	1,030	595
Selling, general, and administrative	16,830	7,839	6,434
Loss on impairment	—	—	608
Change in estimate of contingent liabilities	—	—	12
Restructuring	—	—	80
Total operating expenses	19,640	8,869	7,729
Income (loss) from operations	9,652	(1,091)	(5,651)

Other (income) expense:
Settlement of acquisition obligations	—	—	(892)
Interest expense	85	2,689	840
Other expenses (income)	(53)	466	308

Income (loss) from continuing operations before income taxes	9,620	(4,246)	(5,907)
Provision for income taxes	149	—	—
Net income (loss) from continuing operations	$9,471	$(4,246)	$(5,907)

Discontinued operations:
Loss from discontinued operations	(167)	(1,571)	(368)
(Loss) gain on sale of discontinued operations	(534)	(30)	3,915

(Loss) income from discontinued operations before income taxes	(701)	(1,601)	3,547
(Benefit from) provision for income taxes	(10)	(2)	1
(Loss) income from discontinued operations	$(691)	$(1,599)	$3,546

Net income (loss)	$8,780	$(5,845)	$(2,361)

Net income (loss) per share - basic:
Net income (loss) from continuing operations	$0.91	$(0.55)	$(1.24)
Net (loss) income from discontinued operations	(0.07)	(0.20)	0.74
Net income (loss)	$0.84	$(0.75)	$(0.50)

Net income (loss) per share - diluted:
Net income (loss) from continuing operations	$0.88	$(0.55)	$(1.24)
Net (loss) income from discontinued operations	$(0.06)	$(0.20)	$0.74
Net income (loss)	$0.82	$(0.75)	$(0.50)

Weighted average common shares outstanding:
Basic	10,413	7,816	4,779
Diluted	10,752	7,816	4,779
 The accompanying notes are an integral part of these consolidated financial statements.

ENERGY FOCUS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31,
(amounts in thousands)

	2015	2014	2013

Net income (loss)	$8,780	$(5,845)	$(2,361)

Other comprehensive (loss) income:
Foreign currency translation adjustments	(469)	7	2
Reclassification of foreign currency translation adjustments	469	—	—
Comprehensive income (loss)	$8,780	$(5,838)	$(2,359)

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY FOCUS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014, AND 2013
(amounts in thousands)

			Additional Paid-in Capital	Accumulated Other Comprehensive Income
	Common Stock				Accumulated Deficit
	Shares	Amount				Total
Balance at December 31, 2012	4,470	$—	$80,989	$460	$(80,624)	$825

Issuance of common stock			2			2
Issuance of common stock under employee stock option and stock purchase plans	20		45			45
Convertible debt issued for financing			2,697			2,697
Issuance of common stock for conversion of convertible debt	652	1	1,500			1,501
Stock-based compensation			201			201
Warrants issued			12			12
Foreign currency translation adjustment				2		2
Net loss					(2,361)	(2,361)
Balance at December 31, 2013	5,142	$1	$85,446	$462	$(82,985)	$2,924

Issuance of common stock	1,343		5,090			5,090
Issuance of common stock under employee stock option and stock purchase plans	18		58			58
Issuance of common stock for conversion of convertible debt	2,672		6,145			6,145
Stock-based compensation			532			532
Warrants exercised	249		862			862
Foreign currency translation adjustment				7		7
Net loss					(5,845)	(5,845)
Balance at December 31, 2014	9,424	$1	$98,133	$469	$(88,830)	$9,773

Issuance of common stock under registered follow-on offering, net	1,500		23,574			23,574
Issuance of common stock under employee stock option and stock purchase plans	77		346			346
Stock-based compensation	10		813			813
Warrants exercised	638		2,503			2,503
Reclassification of foreign currency translation adjustments				(469)		(469)
Net income					8,780	8,780
Balance at December 31, 2015	11,649	$1	$125,369	$—	$(80,050)	$45,320

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY FOCUS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,
(amounts in thousands)

	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$8,780	$(5,845)	$(2,361)
(Loss) income from discontinued operations	$(691)	$(1,599)	$3,546
Income (loss) from continuing operations	$9,471	$(4,246)	$(5,907)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss on impairment	—	—	608
Depreciation	266	184	615
Stock-based compensation	813	532	201
Settlement of acquisition obligations	—	—	(892)
Provision for doubtful accounts receivable	39	2	(32)
Provision for slow-moving and obsolete inventory	1,464	194	146
Amortization of intangible assets	—	—	—
Amortization of discounts on long-term borrowings and acquisition related liabilities	—	2,815	443
Amortization of loan origination fees	40	140	159
Change in estimate of contingent liabilities	—	—	12
Loss (gain) on dispositions of property and equipment	3	2	6
Change in operating assets and liabilities:
Accounts receivable, inventories, and other assets	(9,674)	(4,781)	(73)
Accounts payable and accrued liabilities	2,064	4,933	(849)
Deferred revenue	(40)	62	(680)
Total adjustments	(5,025)	4,083	(336)
Net cash provided by (used in) operating activities	4,446	(163)	(6,243)

Cash flows from investing activities:
Acquisitions of property and equipment	(2,242)	(194)	(174)
Proceeds from the sale of property and equipment	—	130	—
Net cash used in investing activities	(2,242)	(64)	(174)

Cash flows from financing activities:
Proceeds from warrants exercised	2,503	—	—
Proceeds from issuances of common stock, net	23,574	5,952	—
Proceeds from exercise of stock options and purchases through employee stock purchase plan	346	58	48
Proceeds from other borrowings	—	—	6,124
Payments on other borrowings	(13)	(223)	(304)
Net (repayments) proceeds from credit line borrowings	(453)	453	(1,590)
Net cash provided by financing activities	25,957	6,240	4,278

Net cash provided by (used in) continuing operations	28,161	6,013	(2,139)
(continued on the following page)

 The accompanying notes are an integral part of these consolidated financial statements.

ENERGY FOCUS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31,
(amounts in thousands)

	2015	2014	2013

Cash flows of discontinued operations:
Operating cash flows, net	(691)	(604)	3,279
Investing cash flows, net	181	—	(38)
Financing cash flows, net	(446)	136	—
Net cash used in discontinued operations	(956)	(468)	3,241

Net increase in cash and cash equivalents	27,205	5,545	1,102
Cash and cash equivalents, beginning of year	7,435	1,890	788
Cash and cash equivalents, end of year	$34,640	$7,435	$1,890

Classification of cash and cash equivalents:
Cash and cash equivalents	$34,527	$7,030	$1,296
Restricted cash held	113	105	94
Cash held in escrow	—	300	500
Cash and cash equivalents, end of year	$34,640	$7,435	$1,890

Supplemental information:
Cash paid in year for interest	$84	$305	$482
Cash paid in year for income taxes	$200	$—	$—

Non-cash investing and financing activities:
Fully depreciated assets disposed of	$106	$1,238	$2,623
Non-cash charge to write-off of remaining unamortized discount on convertible debt	$—	$2,287	$204
Conversion of subordinated convertible debt	$—	$6,145	$1,500

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF OPERATIONS

Energy Focus, Inc. and its subsidiaries engage in the design, development, manufacturing, marketing, and installation of energy-efficient lighting systems. We operate in a single industry segment, developing and selling our energy-efficient light-emitting diode ("LED") lighting products into the military maritime, and general commercial and industrial markets. We have aligned our resourced and focused our efforts on the sale of LED lighting products, in particular our military and commercial tubular LED ("TLED") lines of products, into targeted vertical markets.

During 2014, we shifted our focus away from the turnkey solutions business, which had historically incurred lower gross margins. We completed all outstanding solutions-based projects in the first quarter of 2015, are no longer accepting new projects, and had fully exited the business as of September 2015. In August 2015, we sold our United Kingdom subsidiary, Crescent Lighting Limited ("CLL"). In 2013, we sold and discontinued our pool products business. As a result of exiting the turnkey solutions, CLL, and the pool products businesses, we have eliminated all net sales and expenses associated with both businesses from the Consolidated Statements of Operations and reported the net losses as discontinued operations. Please refer to Note 3, "Discontinued Operations," for more information on our disposition of these businesses.

Additionally, product development is a key focus for us. Our product development team is dedicated to developing and designing leading-edge technology LED lighting products, and we have recently opened product development centers in Taiwan and Minnesota. During 2013, we curtailed our efforts on bidding on research contracts and grants to focus on product development.

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

Basis of presentation

The Consolidated Financial Statements include the accounts of the Company and, until its disposition, its subsidiary, EFLS in Solon, Ohio, and, until its disposition, its former subsidiary, CLL, and its subsidiary, Energy Focus Europe, Ltd., each located in the United Kingdom. All significant inter-company balances and transactions have been eliminated. On August 4, 2015, we entered into a Share Sale Agreement with John Harris, the managing director of CLL, pursuant to which Mr. Harris acquired CLL from us for nominal consideration. Additionally, during 2014, we shifted our focus away from providing turnkey solutions, we stopped accepting new projects, and during the third quarter of 2015, we completed our exit from this business. In 2013, we sold and discontinued our pool products business. Therefore, the results of operations and financial position of EFLS, CLL, and the pool products business are included in the Consolidated Financial Statements as Discontinued operations and previously reported financial information for the current and prior years have been adjusted. Unless indicated otherwise, the information in the Notes to Consolidated Financial Statements relates to our continuing operations.

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue recognition

Revenue is recognized when it is realized or realizable, has been earned, and when all of the following have occurred:

•	persuasive evidence or an arrangement exists (e.g., a sales order, a purchase order, or a sales agreement),

•	shipment has occurred, with the standard shipping term being F.O.B. ship point, or services provided on a proportional performance basis or installation have been completed,

•	price to the buyer is fixed or determinable, and

•	collectability is reasonably assured.

Revenues from sales of our products are generally recognized upon shipping based upon the following:

•	all sales made by us to our customer base are non-contingent, meaning that they are not tied to that customer’s resale of products,

•	standard terms of sale contain shipping terms of F.O.B. ship point, meaning that title and risk of loss is transferred when shipping occurs, and

•	there are no automatic return provisions that allow the customer to return the product in the event that the product does not sell within a defined timeframe.

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

Cash and cash equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2015 and 2014, we had $34.6 million and $7.4 million, respectively, in cash on deposit with financial institutions located in the United States, of which $113 thousand and $105 thousand, respectively was designated as restricted cash and relates to funds to be used exclusively for a research and development project with the National Shipbuilding Research Program. Additionally, our cash balance at December 31, 2014 included $300 thousand of the purchase price from the sale of our pool products business in escrow to secure our obligations of the sale, subject to the resolution of outstanding buyer claims. At December 31, 2015, we offset the full escrow amount by the expected costs to settle such claims as we have reached an agreement in principle with the buyer with respect to such settlement and the parties are working toward a written settlement agreement.

Inventories

We state inventories at the lower of standard cost (which approximates actual cost determined using the first-in-first-out method) or market value. We establish provisions for excess and obsolete inventories after evaluation of historical sales, current economic trends, forecasted sales, product lifecycles, and current inventory levels. Due to the introduction of new products and technological advancements, charges to cost of sales for excess and obsolete inventories from continuing operations amounted to $1.5 million, $95 thousand, and $109 thousand in 2015, 2014, and 2013, respectively. Please refer to Note 4, "Inventories," for additional information.

Accounts receivable

Our customers are concentrated in the United States. In the normal course of business, we extend unsecured credit to our customers related to the sale of our services and products. Typical credit terms require payment within 30 to 60 days from the date of delivery or service. We evaluate and monitor the creditworthiness of each customer on a case-by-case basis. We also provide allowances for sales returns and doubtful accounts based on our continuing evaluation of our customers’ ongoing

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

requirements and credit risk. We write-off accounts receivable when we deem that they have become uncollectible and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. We do not generally require collateral from our customers.

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

Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets. At December 31, 2015 and 2014, we had a full valuation allowance recorded against our deferred tax assets in the United States due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward. The valuation allowance is based upon our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable.

At December 31, 2015, we had net operating loss carry-forwards of approximately $69.1 million for federal, state, and local income tax purposes. However, due to changes in our capital structure, approximately $14.8 million of this amount is available after the application of IRC Section 382 limitations. As a result of this limitation, in 2016, we only expect to have approximately $6.0 million of the net operating loss carry-forward available for use. If not utilized, these carry-forwards will begin to expire in 2021 for federal purposes, and have begun to expire for state and local purposes. Please refer to Note 12, "Income Taxes," for additional information.

Collateralized assets

During the fourth quarter of 2014, $1.0 million of cash collateral related to our surety bonding program associated with EFLS was refunded to us by the surety carrier, as it was determined that the collateral was no longer needed.

Fair value measurements

Fair value is defined as the price that would be received to sell an asset or would be paid to transfer a liability in an orderly transaction between market participants on the measurement date. The fair value of financial assets and liabilities are measured on a recurring or non-recurring basis. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs.
We utilize valuation techniques that maximize the use of available market information and generally accepted valuation methodologies. We assess the inputs used to measure fair value using a three-tier hierarchy. The hierarchy indicates the extent to which pricing inputs used in measuring fair value are observable in the market. Level 1 inputs include unadjusted quoted prices for identical assets or liabilities and are the most observable. Level 2 inputs include unadjusted quoted prices for similar assets and liabilities that are either directly or indirectly observable, or other observable inputs such as interest rates, foreign currency exchange rates, commodity rates, and yield curves. Level 3 inputs are not observable in the market and include our own judgments about the assumptions market participants would use in pricing the asset or liability.
The carrying amounts of certain financial instruments including cash and equivalents, accounts receivable, accounts payable, accrued liabilities, and credit line borrowings approximate fair value due to their short maturities. Based on borrowing rates currently available to us for loans with similar terms, the carrying value of long-term debt obligations also approximates fair value.

Long-lived assets

Property and equipment are stated at cost and include expenditures for additions and major improvements. Expenditures for repairs and maintenance are charged to operations as incurred. We use the straight-line method of depreciation over the estimated useful lives of the related assets (generally 2 to 15 years) for financial reporting purposes. Accelerated methods of depreciation are used for federal income tax purposes. When assets are sold or otherwise disposed of, the cost and accumulated

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

depreciation are removed from the accounts and any gain or loss is reflected in the Consolidated Statement of Operations. Refer to Note 5, "Property and Equipment," for additional information.

Long-lived assets are reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Events or circumstances that would result in an impairment review primarily include operations reporting losses, a significant change in the use of an asset, or the planned disposal or sale of the asset. The asset would be considered impaired when the future net undiscounted cash flows generated by the asset are less than its carrying value. An impairment loss would be recognized based on the amount by which the carrying value of the asset exceeds its fair value, as determined by quoted market prices (if available) or the present value of expected future cash flows. On December 31, 2013, we recorded an impairment charge of $608 thousand for assets that were held for sale at December 31, 2013. These assets were subsequently sold in the first quarter of 2014 for $130 thousand, which was the carrying value after the impairment charge. See Note 5, "Property and Equipment," for additional information.

Certain risks and concentrations

We sell our products through a combination of direct sales employees, independent sales representatives, and distributors in different geographic markets throughout the world. We perform ongoing credit evaluations of our customers and generally do not require collateral. Although we maintain allowances for potential credit losses that we believe to be adequate, a payment default on a significant sale could materially and adversely affect our operating results and financial condition.

We have certain customers whose net sales individually represented 10 percent or more of our total net sales, or whose net trade accounts receivable balance individually represented 10 percent or more of our total net trade accounts receivable, as follows:

For 2015, LED Lighting Solutions Global, LLC (an affiliate of Energy Management Products, LLC) (“LLS”) and Atlantic Diving Supply, Inc. ("ADS") accounted for 59 percent and 16 percent of net sales, respectively, and together with the Naval Surface Warfare Centers and DFAS Columbus comprised sales of products for the U.S. Navy totaling approximately 80 percent of net sales.

For 2014, LLS and DFAS Columbus accounted for approximately 64 percent and 10 percent of net sales, respectively, and together comprised sales of products for the U.S. Navy totaling approximately 74 percent of net sales.

For 2013, DFAS Columbus and the Ohio Department of Development accounted for approximately 30 percent and 10 percent of net sales, respectively.

At December 31, 2015, ADS accounted for 62 percent of net trade receivables. At December 31, 2014, LLS, ES Entegral Solutions, Inc. and Johnson Controls, Inc. accounted for approximately 55 percent, 20 percent, and 10 percent of net trade accounts receivable, respectively.

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

Product development

Product development expenses include salaries, contractor and consulting fees, supplies and materials, as well as costs related to other overhead items such as depreciation and facilities costs. Research and development costs are expensed as they are incurred.

Net income (loss) per share

Basic income (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period, excluding the effects of any potentially dilutive securities. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of incremental shares upon exercise of stock options and warrants, unless the effect would be anti-dilutive.

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a reconciliation of basic and diluted income (loss) per share computations (in thousands, except per share amounts):

	For the year ended December 31,
	2015	2014	2013
Numerator:
Income (loss) from continuing operations	$9,471	$(4,246)	$(5,907)
(Loss) income from discontinued operations	(691)	(1,599)	3,546
Net income (loss)	$8,780	$(5,845)	$(2,361)

Denominator:
Basic weighted average common shares outstanding	10,413	7,816	4,779
Potential common shares from options and warrants	339	—	—
Diluted weighted average shares	10,752	7,816	4,779

As a result of the net loss we incurred for the years ended December 31, 2014 and 2013, options, warrants and convertible securities representing approximately 818,832 and 1,955,809 shares of common stock were excluded from the loss per share calculation, respectively, because their inclusion would have been anti-dilutive.

Stock-based compensation

We recognize compensation expense based on the estimated grant date fair value under the authoritative guidance. Management applies the Black-Scholes option pricing model to value stock options issued to employees and directors, and applies judgment in estimating key assumptions that are important elements of the model in expense recognition. These elements include the expected life of the option, the expected stock-price volatility, and expected forfeiture rates. Compensation expense is generally amortized on a straight-line basis over the requisite service period, which is generally the vesting period. See Note 11, "Stockholders’ Equity," for additional information. Common stock, stock options, and warrants issued to non-employees that are not part of an equity offering are accounted for under the applicable guidance under ASC 505-50, Equity-Based Payments to Non-Employees, and are generally re-measured at each reporting date until the awards vest.

Foreign currency translation

Until its disposition, our international subsidiary used its local currency as its functional currency. Assets and liabilities were translated at exchange rates in effect at the balance sheet date and income and expense accounts were translated at average exchange rates during the year. Resulting translation adjustments were recorded directly to “Accumulated other comprehensive income” within the Consolidated Statements of Stockholders’ Equity. With the sale of CLL in August 2015, the translation adjustments recorded within the Consolidated Statements of Stockholders' Equity were reclassified and are recorded as a component of the "Loss on disposal of discontinued operations" within the Consolidated Statements of Operations. See Note 3, "Discontinued Operations," for additional information.

Advertising expenses

Advertising expenses are charged to operations in the period incurred. They consist of costs for the placement of our advertisements in various media and the costs of demos provided to potential distributors of our products. Advertising expenses from continuing operations were $695 thousand, $214 thousand, and $82 thousand for the years ended December 31, 2015, 2014, and 2013, respectively.

Shipping and handling costs

We include shipping and handling revenues in net sales, and shipping and handling costs in cost of sales.

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Product warranties

We warrant finished goods against defects in material and workmanship under normal use and service for periods generally between one and five years. Settlement costs consist of actual amounts expensed for warranty coverage, which are largely a result of the cost of replacement products. A liability for the estimated future costs under product warranties is maintained for products outstanding under warranty and is included in “Accrued liabilities” in our Consolidated Balance Sheets. The warranty activity for the respective years is as follows (in thousands):

	At December 31,
	2015	2014

Balance at the beginning of the year	$81	$75
Accruals for warranties issued	255	49
Settlements made during the year (in cash or in kind)	(22)	(43)
Accrued warranty expense	$314	$81

Recent accounting standards and pronouncements

In November 2015, the FASB issued Accounting Standards Update ("ASU") No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires entities to present deferred tax assets ("DTAs") and deferred tax liabilities ("DTLs") as noncurrent in a classified balance sheet. This presentation simplifies the current guidance, which requires entities to separately present DTAs and DTLs as current or noncurrent in a classified balance sheet. The netting of DTAs and DTLs by tax jurisdiction is still required under the new guidance. The standard is effective for interim and annual periods beginning after December 15, 2016, and early adoption is permitted. The adoption of this ASU is not expected to have a material impact on our disclosures as a result of the full valuation allowance we have recorded against our DTAs.

In September 2015, the Financial Accounting Standards Board ("FASB") issued ASU No. 2015-16, Business Combinations (Topic 805). The amendments in this ASU require that an acquiring company recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Additionally, this ASU requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. To simplify the accounting for adjustments made to provisional amounts recognized in a business combination, the amendments in this ASU eliminates the requirement to retrospectively account for those adjustments. This ASU is effective prospectively for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The Company does not expect the guidance in this ASU to have a material impact on our consolidated financial statements and related disclosures.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330), which requires entities to measure most inventory at the lower of cost and net realizable value. This measure simplifies the current guidance, which requires entities to measure inventory at the lower of cost or market, where market is defined as one of three different measures, including net realizable value. The ASU does not apply to inventories measured by using either the last-in, first-out method or the retail inventory method. The ASU is effective prospectively for interim and annual periods beginning after December 15, 2016, and early adoption is permitted. We are in the process of evaluating the impact of the standard.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in this update are effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. We do not expect the guidance to have a material impact on the Company.

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 2015, the FASB issued ASU No. 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change U.S. GAAP for a customer's accounting for service contracts. The amendments in the update are effective for interim and annual periods beginning after December 15, 2015. We do not expect the guidance to have a material impact on the Company.

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

In May 2014, the FASB issued ASU No. 2014-9, Revenue Recognition - Revenue from Contracts with Customers, which is a comprehensive revenue recognition standard that will supersede nearly all of the existing revenue recognition guidance under U.S. GAAP. The standard is effective for interim and annual periods beginning after December 15, 2016, and either full retrospective adoption or modified retrospective adoption is permitted. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customer (Topic 606): Deferral of the Effective Date. This ASU defers the effective date of ASU 2014-09, Revenue from Contracts with Customer (Topic 606) for all entities by one year. As a result, all entities will be required to apply the provisions of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently assessing the adoption date and impact the guidance in this ASU will have, if any, on our consolidated results of operations, cash flows, or financial position.

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. Additionally, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, expenses of discontinued operations and of the pretax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The new standard is effective for interim and annual periods beginning after December 15, 2014. We have evaluated and adopted the accounting guidance with respect to our dispositions of EFLS and CLL.

NOTE 3. DISCONTINUED OPERATIONS

EFLS

As part of the strategy to align our resources with developing and selling our energy-efficient LED products into the commercial and military maritime markets, we completed the exit of our turnkey solutions business, operated by EFLS during the third quarter of 2015. During 2014, we shifted our focus away from the turnkey solutions business. We stopped accepting new projects and completed all outstanding solutions-based projects in the first quarter of 2015. As of September 30, 2015, the exit of our turnkey solutions business was complete. Accordingly, the operating results related to EFLS have been included as discontinued operations in the Consolidated Statements of Operations for all periods presented. There were no assets disposed as a result of the disposition, and we did not recognize a gain or loss on disposal or record an income tax expense or benefit. We do not anticipate any significant continuing involvement related to this discontinued operation.

CLL

In August 2015, we sold our wholly-owned United Kingdom subsidiary, CLL. The sale was for nominal consideration under the terms of the agreement. As a result of the transaction and the elimination of this foreign subsidiary consolidated under the equity method of accounting, we recorded a one-time loss of $44 thousand, which included a $469 thousand accumulated other comprehensive income reclassification adjustment for foreign currency translation adjustments. The loss was recorded in the

Consolidated Statements of Operations under the caption "Loss on disposal of discontinued operations." We do not anticipate any significant continuing involvement related to this discontinued operation.

Pool Products Business

On November 26, 2013, we announced the sale of our pool products business for a cash purchase price of $5.2 million. Under the terms of the Purchase Agreement, we sold substantially all of the assets associated with the pool products business and the buyer assumed certain related liabilities. In connection with the sale, we and the buyer entered into a transition services agreement that continued until April 30, 2014, under which we provided services to transition the pool products business to the buyer. In addition, the Purchase Agreement contains representations, warranties and covenants of us and the buyer and prohibits us from competing with the buyer in the pool business for a period of five years following the closing. The Purchase Agreement also provided for an escrow of $500 thousand of the purchase price to secure customary indemnification obligations with respect to our representations, warranties, covenants and other obligations under the Purchase Agreement. Under the terms of the Purchase Agreement, the first of five $100 thousand scheduled escrow releases commenced on March 25, 2014, and was to continue on the 25th day of each of the next four subsequent months. As of December 31, 2015 and 2014, $200 thousand of the cash held in escrow had been released to us and $300 thousand remained in escrow subject to the resolution of outstanding buyer claims that were the subject of an arbitration claim filed by the buyer in February 2015. The legal fees incurred for the arbitration are included in the loss on disposal of discontinued operations. For more information on the status of the remaining cash in escrow, please refer to Note 15, "Legal Matters."

As a result of exiting EFLS and selling CLL and the pool products businesses, we have eliminated all net sales and expenses associated with this business from the Consolidated Statements of Operations, and have reported the net (loss) income from those activities as discontinued operations in the Consolidated Statements of Operations for all years presented.

The following table shows the components included in assets and liabilities of discontinued operations within the Consolidated Balance Sheets (in thousands):

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

The following table summarizes the components included in loss from discontinued operations in our Consolidated Statements of Operations for the periods presented (in thousands):

	December 31,
	2015	2014	2013
Net sales	$1,078	$6,262	$16,564
Cost of sales	588	4,690	12,254
Gross Profit	490	1,572	4,310

Operating expenses of discontinued operations	657	3,079	4,746
Other expenses (income)	—	64	(68)
(Loss) gain on disposal of discontinued operations	(534)	(30)	3,915
(Loss) gain from discontinued operations before income taxes	(701)	(1,601)	3,547
(Benefit from) provision for income taxes	(10)	(2)	1
(Loss) gain from discontinued operations	$(691)	$(1,599)	$3,546

The following table shows the components of the loss from discontinued operations by business for the periods presented (in thousands):

	December 31,
	2015	2014	2013
CLL	(138)	(1,020)	(174)
EFLS	(29)	(531)	(866)
Pool products business	—	(20)	672
(Loss) gain from discontinued operations	(167)	(1,571)	(368)

CLL	(44)	—	—
Pool products business	(490)	(30)	3,915
(Loss) gain on disposal of discontinued operations	(534)	(30)	3,915

(Loss) gain from discontinued operations before income taxes	(701)	(1,601)	3,547

(Benefit from) provision for income taxes	(10)	(2)	1

(Loss) gain from discontinued operations	$(691)	$(1,599)	$3,546

NOTE 4. INVENTORIES

Inventories are stated at the lower of standard cost (which approximates actual cost determined using the first-in, first-out cost method) or market and consists of the following (in thousands):

	At December 31,
	2015	2014

Raw materials	$4,577	$2,987
Finished goods	4,577	4,187
Reserve for excess, obsolete, and slow moving inventories	(1,422)	(305)
Inventories, net	$7,732	$6,869

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets and consist of the following (in thousands):

	At December 31,
	2015	2014

Equipment (useful life 3 - 15 years)	$2,864	$1,289
Tooling (useful life 2 - 5 years)	851	851
Vehicles (useful life 5 years)	39	—
Furniture and fixtures (useful life 5 years)	104	85
Computer software (useful life 3 years)	581	378
Leasehold improvements (the shorter of useful life or lease life)	509	509
Construction in progress	310	18
Property and equipment at cost	5,258	3,130
Less: accumulated depreciation	(2,829)	(2,674)
Property and equipment, net	$2,429	$456

Depreciation expense was $266 thousand, $184 thousand, and $615 thousand for the years ended December 31, 2015, 2014 and 2013, respectively.

NOTE 6. ACCRUED LIABILITIES

Accrued current liabilities consisted of the following (in thousands):

	At December 31,
	2015	2014

Accrued sales commissions and incentives	$1,005	$91
Accrued warranty expense	314	81
Accrued legal and professional fees	151	91
Accrued payroll and related benefits	1,243	541
Separation accrual	96	130
Accrued income taxes	26	—
Accrued other taxes	65	8
Accrued other expenses	17	20
Total accrued liabilities	$2,917	$962

NOTE 7. DEBT

Credit facilities

On December 22, 2011, we entered into a $4.5 million revolving line of credit (“credit facility”) with Rosenthal & Rosenthal. The total loan amount available to us under the line of credit was equal to 85 percent of our net, eligible receivables, plus available inventory (50 percent of the lower of cost or market value of eligible inventory, or $250 thousand, whichever was less). The credit facility was secured by a lien on our domestic assets. The interest rate for borrowing on accounts receivable was 8.5 percent, on inventories 10 percent, and on overdrafts 13 percent. Additionally, there was an annual 1 percent facility fee on the entire $4.5 million amount of the credit facility payable at the beginning of the year. The agreement automatically renewed from year to year after December 31, 2014, unless we provided the requisite notice to Rosenthal. Additionally, Rosenthal had the right to terminate the agreement by providing 60 days written notice to us. We provided the required advance notice to Rosenthal, and as such, the facility was terminated in December 2015. We were required to comply with certain financial covenants, measured quarterly, including, as defined in the agreement: a tangible net worth amount and a working capital amount. We were in compliance with the financial covenants as of December 31, 2014. Borrowings under the revolving line of credit were $453 thousand at December 31, 2014, and are recorded in the Consolidated Balance Sheets as a current liability under the caption “Credit line borrowings.”

Borrowings

The components of our debt at December 31, 2014 are presented in the table below (in thousands):

December 31,
2014

Unsecured promissory note - Quercus Trust	$70
Long-term debt	$70

On June 1, 2009, we entered into a $70 thousand unsecured promissory note with Quercus Trust that bears interest in the amount of 1 percent per year. The principal and accrued interest on the note are due on June 1, 2109. In December 2015, we entered into an agreement with Quercus Trust to cancel the note and the accrued interest for a single payment of $13 thousand in cash. At the time of the cancellation, we had recorded $5 thousand in accrued interest on this note. For the year ended December 31, 2015, we recognized a gain of $62 thousand within "Other income" within the Consolidated Statements of Operations as a result of this cancellation.

Effective on March 31, 2014, the holders of the unsecured convertible notes converted the outstanding principal amount of $6.15 million into 2,671,739 shares of our common stock. As consideration for entering into agreements to convert their notes, the note holders received additional interest paid at the stated rate of the notes of 5 percent through September 30, 2014. At December 31, 2014, all of the additional interest had been paid to the note holders. In relation to the conversion of the outstanding notes, we incurred a one-time charge of $2.7 million, including a non-cash charge of $2.3 million to write-off the remaining unamortized discount associated with the notes, $154 thousand for the additional six months interest and $293 thousand to write-off the remaining loan origination costs incurred in connection with the convertible notes.

NOTE 8. RESTRUCTURING

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

NOTE 9. SETTLEMENT OF ACQUISITION OBLIGATIONS

On June 28, 2013, we entered into a Settlement Agreement with EFLS, TLC Investments, LLC, Jamie Hall, and Robert E. Wilson, terminating the Membership Interest Purchase Agreement and related agreements that the parties had entered into at the end of December 2009 in connection with our acquisition of Stones River Companies, LLC, now referred to as “EFLS.” As part of the Settlement Agreement, our obligation to pay a $500 thousand special fee and a $500 thousand convertible promissory note including interest of $92 thousand were cancelled in their entirety in exchange for a $200 thousand payment and the forgiveness of a net receivable due to us of $78 thousand. Additionally, we recognized a $66 thousand favorable adjustment related to the change in the estimate of a performance-related contingent obligation for a 2.5 percent payout based upon the fair value of projected annual billings of EFLS. See Note 10, "Commitments and Contingencies," for further information.

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

NOTE 10. COMMITMENTS AND CONTINGENCIES

We lease certain equipment, manufacturing, warehouse and office space under non-cancellable operating leases expiring through 2019 under which we are responsible for related maintenance, taxes, and insurance. Future minimum non-cancellable lease commitments are as follows (in thousands):

For the year ending December 31,	Minimum Lease Commitments
2016	$515
2017	291
2018	176
2019	131
2020 and thereafter	—
Total contractual obligations	$1,113

Certain leases included above contain escalation clauses and, as such, rent expense was recorded on a straight-line basis over the term of the lease. Net rent expense from continuing operations was $783 thousand, $341 thousand, and $410 thousand for the years ended December 31, 2015, 2014, and 2013, respectively.

In connection with the acquisition of EFLS in December 2009, we recorded a performance-related contingent obligation in related to a 2.5 percent payout payable over 42 months commencing January 1, 2010 and based upon the fair value of projected annual billings of the acquired business, and a $500 thousand fee if the market price of our common stock is not equal to or greater than $2.00 per share for at least twenty trading days between June 30, 2010 and June 30, 2013 (due on June 30, 2013). We accrued for each of these contingent liabilities at their respective fair values at the time of the acquisition. For the year ended December 31, 2013, we paid $206 thousand relating to the 2.5 percent payout.

On June 28, 2013, we entered into a Settlement Agreement with EFLS, TLC Investments, LLC, Jamie Hall, and Robert E. Wilson, terminating the Membership Interest Purchase Agreement related to the acquisition of Stones River Companies, LLC, now known as EFLS. As part of the Settlement Agreement, our obligation to pay a $500 thousand special fee and a $500 thousand convertible promissory note including interest of $92 thousand were cancelled in their entirety. Additionally, we recorded at $66 thousand favorable adjustment related to the 2.5 percent payout discussed above. See Note 9, "Settlement of acquisition obligations."

On December 22, 2014, a former employee filed a lawsuit against us in the Superior Court of the State of California, County of San Diego, known as Merl Toyer v. Energy Focus, Inc., et al., alleging wrongful termination and other claims related to his employment with us. We subsequently removed the case to the United States District Court for the Southern District of California. On May 1, 2015, we entered into a settlement agreement with the plaintiff, which assigned no culpability to any party and provided for a payment by us in exchange for full settlement and release of his claims. As of June 30, 2015, the total settlement amount of $330 thousand had been paid to the plaintiff. In September 2015, we received $174 thousand as reimbursement from our insurance company for the settlement claim. For the year ended December 31, 2015, we had income of $174 thousand from the insurance reimbursement and expense of $156 thousand, net of the insurance settlement, respectively, included in the Consolidated Statements of Operations under the caption, "Selling, general, and administrative."

NOTE 11. STOCKHOLDERS’ EQUITY

Authorized shares of common stock

At our annual meeting of stockholders held on July 22, 2015, the stockholders approved an amendment to the Certificate of Incorporation, as described in our proxy statement dated June 18, 2015, to increase the authorized shares of common stock from 15,000,000 to 30,000,000.

Common stock follow-on offering

On September 11, 2015, we announced the pricing of a registered underwritten follow-on offering of shares of our common stock by us and certain of our stockholders (the "Selling Stockholders"). We sold 1,500,000 shares of our common stock at a purchase price to the public of $17.00 per share and the Selling Stockholders sold an additional 1,500,000 shares of our common stock on the same terms and conditions.

The offering closed on September 16, 2015 and we received $23.6 million in net proceeds from the transaction, after giving effect to underwriting discounts and commissions and estimated expenses. We expect to use the net proceeds from the offering to finance our growth efforts, for working capital, and other general corporate purposes.

Public offering

On August 6, 2014, we announced the pricing of a public offering to sell 1,175,000 shares of our common stock at a price of $4.50 per share to the public. The underwriters for the offering were given an option to purchase up to an additional 176,250 shares at $4.50 per share to cover over allotments. On August 8, 2014, they exercised their option to purchase the 176,250 additional shares. The offering closed on August 11, 2014. The net proceeds we received from the offering, after deducting the underwriting discount and offering expenses paid by us, were $5.15 million, including the underwriter’s exercise of the overallotment.

As part of the underwriting agreement, we issued a warrant for 47,000 shares to the underwriter representing four percent of the number of shares of common stock sold in the offering at an issue price of $5.40 per share representing 120 percent of the public offering price of the shares of common stock. In conjunction with the registered offering, our common stock began trading on The NASDAQ Capital Market (“NASDAQ”) under the symbol EFOI on August 7, 2014. The warrant was exercised on September 10, 2015.

Convertible debt

Between the fourth quarter of 2012 and October of 2013, we entered into unsecured convertible notes totaling $7.6 million. The notes were convertible into shares of our common stock at $2.30 per share at various dates beginning on April 2013 through February 2014. As of March 31, 2014, all of the convertible debt had been converted into 3,323,913 shares of our common stock.

Warrants

We have issued warrants in conjunction with various equity issuances, debt financing arrangements, and sales incentives. Additionally, there was a warrant issued to a former employee in 2013 as part of the sales of our pool products business, which was exercised in May 2015.

A summary of warrant activity was as follows:

	Warrants Outstanding	Weighted Average Exercise Price During Period

Balance, December 31, 2012	1,305,638	$7.60
Warrants issued	2,549	3.49
Warrants expired	(200,638)	19.70
Balance, December 31, 2013	1,107,549	4.41
Warrants issued	147,000	4.65
Warrants expired	(285,000)	3.87
Balance, December 31, 2014	969,549	4.61
Warrants exercised	(638,189)	4.58
Warrants cancelled/forfeited	(112,110)	5.54
Warrants expired	(205,000)	4.20
Balance, December 31, 2015	14,250	$4.30

Exercisable, December 31, 2015	—	$—

The number of warrants and weighted average remaining life (in years) by price for outstanding and exercisable warrants at December 31, 2015 was as follows:

WARRANTS OUTSTANDING			WARRANTS EXERCISABLE
Exercise Price	Number of Shares Outstanding	Weighted Average Remaining Contractual Life	Number of Shares Exercisable	Weighted Average Exercise Price

$4.30	14,250	2.07 years	—	$—

Stock-based compensation

On May 6, 2014, our Board of Directors approved the Energy Focus, Inc. 2014 Stock Incentive Plan (the “2014 Plan”). The 2014 Plan was approved by the stockholders at our annual meeting on July 15, 2014, after which no further awards could be issued under the Energy Focus, Inc. 2008 Incentive Stock Plan (the “2008 Plan”). The 2014 Plan allows for awards up to 600,000 shares of common stock and expires on July 15, 2024. On July 22, 2015, the stockholders approved an amendment to the 2014 Plan to increase the shares available for issuance under the 2014 Plan by an additional 600,000 shares. We have two other equity-based compensation plans under which options are currently outstanding; however, no new awards may be granted under these plans. Generally, stock options are granted at fair market value and expire ten years from the grant date. Employee grants generally vest in three or four years, while grants to non-employee directors generally vest in one year. The specific terms of each grant are determined by our Board of Directors. At December 31, 2015, 795,169 shares remain available to grant under the 2014 Plan.

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

Stock-based compensation expense is attributed to the granting of stock options, restricted stock, and restricted stock unit awards. For all stock-based awards, we recognize compensation expense using a straight-line amortization method.

The impact on our results for stock-based compensation was as follows (in thousands):

	For the year ended December 31,
	2015	2014	2013

Cost of sales	$38	$14	$5
Product development	37	8	28
Selling, general, and administrative	738	510	168
Total stock-based compensation	$813	$532	$201

At December 31, 2015 and 2014, we had unearned stock compensation expense of $992 thousand and $387 thousand, respectively. These costs will be charged to expense and amortized on a straight-line basis in subsequent periods. The remaining weighted average period over which the unearned compensation is expected to be amortized was approximately 1.9 and 2.6 years as of December 31, 2015 and 2014, respectively.

Stock options

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. Estimates utilized in the calculation include the expected life of the option, risk-free interest rate, and expected volatility, and are further comparatively detailed as follows:

	2015	2014	2013

Fair value of options issued	$5.33	$3.62	$2.15
Exercise price	$7.23	$4.69	$2.99
Expected life of option (in years)	5.8	5.7	7
Risk-free interest rate	1.7%	1.8%	1.4%
Expected volatility	90.7%	97.9%	92.0%
Dividend yield	0.00%	0.00%	0.00%

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

Options outstanding under all plans at December 31, 2015 have a contractual life of ten years, and vesting periods between one and four years. A summary of option activity under all plans was as follows:

	Number of Options	Weighted Average Exercise Price Per Share

Outstanding at December 31, 2012	218,458	$22.00
Granted	207,950	3.15
Cancelled	(138,220)	7.74
Exercised	(2,000)	5.15
Outstanding at December 31, 2013	286,188	15.30
Granted	326,250	4.76
Cancelled	(145,873)	12.38
Exercised	(7,294)	2.30
Outstanding at December 31, 2014	459,271	8.95
Granted	340,500	8.65
Cancelled	(147,152)	10.10
Exercised	(50,412)	4.69
Outstanding at December 31, 2015	602,207	$8.58

Vested and expected to vest at December 31, 2015	565,137	$8.71

Exercisable at December 31, 2015	304,610	$9.38

The “Expected to Vest” options are the unvested options that remain after applying the pre-vesting forfeiture rate assumption to total unvested options. The total intrinsic value of options exercised during 2015 was $485 thousand. The total intrinsic value of options outstanding and options exercisable at December 31, 2015 was $4.2 million and $2.3 million, respectively, which was calculated using the closing stock price at the end of the year of $13.75 per share less the option price of the in-the-money grants.

The options outstanding at December 31, 2015 have been segregated into ranges for additional disclosure as follows:

OPTIONS OUTSTANDING						OPTIONS EXERCISABLE
Range of Exercise Prices			Number of Shares Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$2.30	—	$4.00	61,218	7.3	$2.33	60,586	7.3	$2.33
$4.01	—	$4.45	132,778	8.1	4.10	114,187	8.1	4.10
$4.46	—	$5.48	198,200	9.1	5.42	25,700	8.5	5.07
$5.49	—	$13.58	108,011	7.5	8.36	62,137	6.8	8.46
$13.59	—	$71.90	102,000	7.4	24.56	42,000	4.0	37.89
			602,207	8.1	$8.58	304,610	7.1	$9.38

Restricted stock and Restricted Stock Units

Prior to 2011, we issued restricted stock to Executive Officers and Directors in lieu of paying a portion of their cash compensation or Directors’ fees. Beginning in 2015, we began issuing restricted stock units to employees and certain non-employee Directors under the 2014 Plan.

The following table shows a summary of restricted stock and restricted stock unit activity:

	Restricted Stock Outstanding	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value

At December 31, 2012	41,461	—	$7.31
Granted	—	—	—
Vested	(5,592)	—	7.31
At December 31, 2013	35,869	—	7.31
Granted	—	—	—
Vested	(35,869)	—	7.31
At December 31, 2014	—	—	—
Granted	—	73,750	6.92
Cancelled	—	(16,250)	5.54
At December 31, 2015	—	57,500	$7.31

Employee stock purchase plans

In September 2013, our stockholders approved the 2013 Employee Stock Purchase Plan (the “2013 Plan”) to replace the 1994 prior purchase plan. A total of 500,000 shares of common stock were provided for issuance under the 2013 Plan. The 2013 Plan permits eligible employees to purchase common stock through payroll deductions at a price equal to the lower of 85 percent of the fair market value of our common stock at the beginning or end of the offering period. Employees may end their participation at any time during the offering period, and participation ends automatically upon termination of employment with us. During 2015, 2014 and 2013, employees purchased 18,119, 9,932, and 17,655 shares, respectively. At December 31, 2015, 465,535 shares remained available for purchase under the 2014 Plan.

NOTE 12. INCOME TAXES

We file income tax returns in the U.S. federal jurisdiction, as well as in various state and local jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state, and local, or non-United States income tax examinations by tax authorities for years before 2012. Our practice is to recognize interest and penalties related to income tax matters in income tax expense when and if they become applicable. At December 31, 2015 and 2014, respectively, there were no accrued interest and penalties related to uncertain tax positions.

The following table shows the components of income (loss) from continuing operations before income taxes (in thousands):

	For the year ended December 31,
	2015	2014	2013

United States	$9,620	$(4,246)	$(5,907)
Income (loss) from continuing operations before income taxes	$9,620	$(4,246)	$(5,907)

The following table shows the components of the provision for income taxes from continuing operations (in thousands):

	For the year ended December 31,
	2015	2014	2013
Current:
U.S. federal	$123	$—	$—
State	26	—	—
Provision for income taxes	$149	$—	$—

The principal items accounting for the difference between income taxes computed at the U.S. statutory rate and the provision for income taxes from continuing operations reflected in our Consolidated Statements of Operations are as follows:

	For the year ended December 31,
	2015	2014	2013

U.S. statutory rate	34.0%	34.0%	34.0%
State taxes (net of federal tax benefit)	0.2	1.0	0.5
Valuation allowance	(27.9)	(19.8)	(31.2)
Interest amortization expense	—	(22.5)	(2.5)
Other	(4.8)	7.3	(0.8)
	1.5%	0.0%	0.0%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are as follows (in thousands):

	At December 31,
	2015	2014	2013

Allowance for doubtful accounts	$18	$11	$15
Accrued expenses and other reserves	2,244	2,082	1,960
Tax credits, deferred R&D, and other	122	44	87
Net operating loss	5,384	6,871	3,989
Valuation allowance	(7,768)	(9,008)	(6,051)
Net deferred tax assets	$—	$—	$—

Our effective tax rate was lower than the statutory tax rate primarily due to a decrease in the valuation allowance as a result of the utilization of net operating loss carry-forwards. We utilized $6.2 million of federal our net operating loss carry-forward in 2015.

Since we believe it is more likely than not that the benefit from net operating loss carry-forwards will not be realized, we have provided a full valuation allowance against our deferred tax assets at December 31, 2015 and 2014, respectively. We had no net deferred tax liabilities at December 31, 2015 or 2014, respectively. There was no federal tax expense for 2014 or 2013, due to an increase to the valuation allowance. In 2015, we recognized Federal tax expense as a result of the alternative minimum tax.

Deferred income tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred income tax assets will not be realized.  In considering the need for a valuation allowance, we assess all evidence, both positive and negative, available to determine whether all or some portion of the deferred tax assets will not be realized.  Such evidence includes, but is not limited to, recent earnings history, projections of future income or loss, reversal patterns of existing taxable and deductible temporary differences, and tax planning strategies.  We will continue to evaluate the need for a valuation allowance on a quarterly basis.

At December 31, 2015, we had net operating loss carry-forwards of approximately $69.1 million for U.S. federal, state, and local income tax purposes. However, due to changes in our capital structure, approximately $14.8 million of this amount is available to offset future taxable income after the application of the limitations found under Section 382 of the IRC. As a result of this limitation, in 2016, we only expect to have approximately $6.0 million of the net operating loss carry-forward available for use. If not utilized, these carry-forwards will begin to expire in 2021 for federal purposes and in 2021 or sooner for state and local purposes. Additionally, the changes to our capital structure have subjected, and will continue to subject our net operating loss carry-forward to an annual limitation as discussed further below. This limitation will significantly restrict our ability to utilize the carry-forward to offset taxable income in future periods.

The IRC imposes restrictions on the utilization of various carry-forward tax attributes in the event of a change in ownership, as defined by IRC Section 382. During 2015, we completed an IRC Section 382 review and the results of this review indicate ownership changes have occurred which would cause a limitation on the utilization of carry-forward attributes. Our gross capital loss carry-forwards, net operating loss carry-forwards, and research and development credits are all subject to limitation. Under these tax provisions, the limitation is applied first to any capital losses, next to any net operating losses, and then to any general business credits. The Section 382 limitation is currently estimated to result in the expiration of $54.3 million of net operating loss carry-forwards and $299 thousand of research and development credits. A valuation allowance has been established to reserve for the potential benefits of the capital loss carry-forwards and the remaining net operating loss carry-forwards in the consolidated financial statements to reflect the uncertainty of future taxable income required to utilize available tax loss carry-forwards.

NOTE 13. PRODUCT AND GEOGRAPHIC INFORMATION

During 2013, we sold our pool products business. During 2014, we shifted our focus away from the turnkey solutions business to align our resources with developing and selling our LED products and completed our exit of that business in September 2015. With the exit from EFLS and sale of CLL, we have aligned our resourced and focused our efforts on the sale of LED lighting products, in particular our military and commercial tubular LED ("TLED") lines of products, into targeted vertical markets. Our products are sold primarily in the United States through a combination of direct sales employees, independent sales representatives and distributors. We currently operate in a single industry segment, developing and selling our energy-efficient light-emitting diode ("LED") lighting products into the military maritime, and general commercial and industrial markets.

The following table provides a breakdown of product net sales from continuing operations for the years indicated (in thousands):

	Year ended December 31,
	2015	2014	2013

Commercial	$14,156	$5,712	$3,703
Military maritime	50,128	16,913	3,678
R&D services	119	75	2,042
Total net sales	$64,403	$22,700	$9,423

A geographic summary of net sales from continuing operations is as follows (in thousands):

	For the year ended December 31,
	2015	2014	2013

United States Domestic	$64,251	$22,667	$9,287
International	152	33	136
Total net sales	$64,403	$22,700	$9,423

At December 31, 2015 and 2014, all of our long-lived assets, which consist of property and equipment, were located in the United States.

NOTE 14. RELATED PARTY TRANSACTIONS

On December 12, 2012, our Board of Directors appointed James Tu to serve as our non-executive Chairman. On April 30, 2013, Mr. Tu became the Executive Chairman assuming the duties of the Principal Executive Officer. On October 30, 2013 Mr. Tu was appointed Executive Chairman and Chief Executive Officer by the Board of Directors. Mr. Tu is also the Founder, Chief Executive Officer and Chief Investment Officer of 5 Elements Global Advisors, an investment advisory and management company managing the holdings of 5 Elements Global Fund LP, which was a beneficial owner of more than 5 percent of our common stock prior to the August 2014 registered offering. As of December 31, 2015, 5 Elements Global Advisors holds approximately 2.3 percent of our common stock. 5 Elements Global Advisors focuses on investing in clean energy companies with breakthrough, commercialized technologies, and near-term profitability potential. Mr. Tu is also Co-Founder of Communal International Ltd. (“Communal”), a British Virgin Islands company dedicated to assisting clean energy, solutions-based companies, maximizing technology and product potential and gaining them access to global marketing, distribution licensing, manufacturing and financing resources. Communal has a 50 percent ownership interest in 5 Elements Energy Efficiencies (BVI) Ltd., a beneficial owner of approximately 2.5 percent of our common stock. Yeh-Mei Cheng controls 5 Elements Energy Efficiencies (BVI) Ltd. and owns the other 50 percent. She is Co-Founder of Communal International Ltd. with Mr. Tu and the mother of Simon Cheng, a current member of our Board of Directors and an employee of the Company.

On February 27, 2012, we entered into an Asian Business Development/Collaboration Agreement with Communal. The agreement had a 60 months term, under which we paid $523 thousand to Communal in 2012.

Effective January 1, 2013, the Asian Business Development/Collaboration Agreement with Communal was amended to reflect the extension of the terms of the Agreement for an additional twelve months, and the addition of certain services and countries in the territory covered by the Agreement. In connection with the amended and restated Agreement, we paid an additional $425 thousand in 2013 and recorded expense of $226 thousand. For the years ended December 31, 2015 and 2014, nothing was paid under this Agreement and we recorded expense of $226 thousand per year. On December 23, 2015, we terminated the Agreement with Communal without penalty.

NOTE 15. LEGAL MATTERS

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

On November 26, 2013, we announced the sale of our pool products business for a cash purchase price of $5.2 million. Under the terms of the Purchase Agreement, we sold substantially all of the assets associated with the pool products business and the buyer assumed certain related liabilities. The Purchase Agreement provided for an escrow of $500 thousand of the purchase price to secure customary indemnification obligations with respect to our representations, warranties, covenants and other obligations under the Purchase Agreement. Under the terms of the Purchase Agreement, the first of five $100 thousand scheduled escrow releases commenced on March 25, 2014, and was to continue on the 25th day of each of the next four subsequent months. As of December 31, 2015 and 2014, $200 thousand of the cash held in escrow had been released to us and $300 thousand remained in escrow subject to the resolution of outstanding buyer claims. The Purchase Agreement provides that all disputes related to the sale must be resolved through binding arbitration. On February 18, 2015, the buyer filed a claim with the American Arbitration Association (“AAA”) asserting claims for damages of $780 thousand under the Purchase Agreement and relating to product development, which was amended on September 1, 2015 to assert damages of $1.6 million. We believe the claims are without merit and asserted a counterclaim in the arbitration for the $300 thousand that still remains in escrow. The arbitration process is continuing and we are unable to predict the outcome, however, we have reached an agreement in principle with the buyer to settle the claim for the amount of the escrow fund and the parties are working toward a written settlement agreement.

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

SUPPLEMENTARY FINANCIAL INFORMATION TO ITEM 8.

The following table sets forth our selected unaudited financial information for the four quarters in the periods ended December 31, 2015 and 2014, respectively. This information has been prepared on the same basis as the audited financial statements and, in the opinion of management, contains all adjustments necessary for a fair presentation thereof.

QUARTERLY FINANCIAL DATA (UNAUDITED)
(amounts in thousands, except per share amounts)

2015	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales from continuing operations	$17,249	$18,335	$16,232	$12,587
Gross profit from continuing operations	7,571	9,130	7,440	5,151
Net income from continuing operations	1,657	4,398	2,192	1,224
Net loss from discontinued operations	(373)	(142)	(81)	(95)
Net income	1,284	4,256	2,111	1,129
Net income per share (basic):
Net income from continuing operations	$0.14	$0.42	$0.22	$0.13
Net loss from discontinued operations	(0.03)	(0.01)	(0.01)	(0.01)
Net income	$0.11	$0.41	$0.21	$0.12
Net income per share (diluted):
Net income from continuing operations	0.14	0.41	0.22	0.12
Net loss from discontinued operations	(0.03)	(0.01)	(0.01)	(0.01)
Net income	$0.11	$0.40	$0.21	$0.11

2014	Fourth Quarter	Third Quarter (1)	Second Quarter	First Quarter
Net sales from continuing operations	$8,844	$7,304	$4,456	$2,096
Gross profit from continuing operations	3,190	2,495	1,499	594
Net (loss) income from continuing operations	(65)	256	(384)	(4,053)
Net loss from discontinued operations	(685)	(659)	(238)	(17)
Net income (loss)	(750)	(403)	(622)	(4,070)
Net (loss) income per share (basic and diluted):
Net (loss) income from continuing operations	$(0.01)	$0.03	$(0.05)	$(0.79)
Net loss from discontinued operations	(0.07)	(0.08)	(0.03)	—
Net loss	$(0.08)	$(0.05)	$(0.08)	$(0.79)
(1) Adjusting the denominator of diluted earnings per share would be dilutive, even if an entity has income from continuing operations after adjusting for discontinued operations. Therefore, the basic weighted average shares outstanding were used in calculating both the basic and diluted earnings per share.

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

Based on their evaluation as of the end of the period covered by this Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2015.

Management’s report on internal controls over financial reporting

The management of Energy Focus, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based upon criteria established in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO Framework").

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the COSO Framework as of December 31, 2014. Based on this evaluation, management concluded that there was a material weaknesses identified in our internal controls as of December 31, 2014. The material weaknesses related to a lack of effective controls over revenue recognition. Management developed and implemented certain controls during 2014 and the first quarter of 2015 to remediate this identified material weakness, including additional review systems, standardized sales terms and conditions, and education and training. Management believes the material weakness was remediated in the first quarter of 2015.

Based upon our evaluation under the COSO framework as of December 31, 2015, management concluded that its internal control over financial reporting was effective as of December 31, 2015.

Changes in internal control over financial reporting

During the fourth quarter of 2015, there were no material changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

On March 4, 2016, the Board of Directors approved 2016 compensation arrangements for James Tu, Executive Chairman and Chief Executive Officer, Eric Hilliard, President and Chief Operating Officer, and Marcia Miller, Chief Financial Officer and Secretary.
For 2016, the Board approved base salaries of $400,000 for Mr. Tu, $275,000 for Mr. Hilliard and $230,000 for Ms. Miller. In addition, each executive officer will be eligible for a cash incentive payment of up to 200% of his salary for Mr. Tu, 130% of his salary for Mr. Hilliard, and 120% of her salary for Ms. Miller, based upon the achievement of the following performance goals: (i) net sales (with respect to 70% of the potential payment amount), and (ii) gross margin (with respect to 30% of the potential payment amount).

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors

The information regarding our directors will be set forth under the caption “Election of Directors” in our Proxy Statement for our 2016 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference.

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

SCHEDULE II
ENERGY FOCUS, INC.
SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
(amounts in thousands)

Description	Beginning Balance	Charges to Revenue/ Expense	Deductions	Ending Balance
Year ended December 31, 2015
Allowance for doubtful accounts and returns	$307	$39	$191	$155
Reserve for excess, obsolete, and slow moving inventories	305	1,464	347	1,422
Valuation allowance for deferred tax assets	9,008	(1,240)	—	7,768
Year ended December 31, 2014
Allowance for doubtful accounts and returns	$52	$582	$327	$307
Reserve for excess, obsolete, and slow moving inventories	158	194	47	305
Valuation allowance for deferred tax assets	6,051	2,957	—	9,008
Year ended December 31, 2013
Allowance for doubtful accounts and returns	$219	$(6)	$161	$52
Reserve for excess, obsolete, and slow moving inventories	613	146	601	158
Valuation allowance for deferred tax assets	27,496	(21,445)	—	6,051

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
James Tu
Executive Chairman and Chief Executive Officer Date: March 10, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 10, 2016.

Signature	Title

/s/ James Tu	Executive Director and Chief Executive Officer
James Tu	(Principal Executive Officer)

/s/ Marcia J. Miller	Chief Financial Officer
Marcia J. Miller	(Principal Financial and Accounting Officer)

/s/ Ronald D. Black	Director
Ronald D. Black

/s/ Simon Cheng	Director
Simon Cheng

/s/ William Cohen	Director
William Cohen

/s/ Glenda Dorchak	Director
Glenda Dorchak

/s/ Marc J. Eisenberg	Director
Marc J. Eisenberg

/s/ Jiangang Luo	Director
Jiangang Luo

/s/ Michael R. Ramelot	Director
Michael R. Ramelot

EXHIBIT INDEX

Exhibit Number	Description of Documents

3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 13, 2013).
3.2	Amendment to Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 16, 2014).
3.3	Amendment to Certificate of Incorporation of the Registration (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 27, 2015).
3.4
Certificate of Designation of Series A Participating Preferred Stock of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on November 27, 2006).

3.5	Bylaws of the Registrant (filed with this Report).
3.6
Certificate of Ownership and Merger, Merging Energy Focus, Inc., a Delaware corporation, into Fiberstars, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2007).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant's Annual Report on Form 10-K filed on March 27, 2014).
4.2	Warrant among the Registrant and NextGen Partners, LLC dated January 24, 2014 (incorporated by reference to Exhibit 4.8 of the Registrant's Annual Report on Form 10-K filed on March 27, 2014).
10.1*	2013 Employee Stock Purchase Plan (incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement on Form DEF14A filed on August 16, 2013).
10.2*	2004 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-122-686) filed on February 10, 2005).
10.3*	2008 Incentive Stock Plan, as amended (incorporated by reference from Appendix B to the Registrant’s Preliminary Proxy Statement on Form PRER14A filed on June 8, 2012).
10.4*	2014 Stock Incentive Plan, as amended (incorporated by reference to Appendix A of the Registrant's Definitive Proxy Statement on Form DEF14A filed on June 26, 2014).
10.5*	Amendment to 2014 Stock Incentive Plan (incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement on Form DEF 14A filed on June 18, 2015).
10.6*	Form of Nonqualified Stock Option Grant Agreement to Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 16, 2014).
10.7*	Form of Nonqualified Stock Option Grant Agreement to Employees (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on July 16, 2014).
10.8*	Form of Restricted Stock Unit Grant Agreement to Employees (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on July 16, 2014).
10.9*	Form of Incentive Stock Option Grant Agreement to Employees (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on July 16, 2014).
10.10
Convertible Promissory Note from the Registrant to TLC Investments, LLC, Jamie Hall, and Robert E. Wilson dated December 31, 2009 (incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2010).

10.11	Form of Bonding Support Agreement dated as of December 29, 2009 (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2010).
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

10.14*	Form of Notice of Stock Option Grant for 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 13, 2013).
10.15*	Form of Notice of Stock Option Grant for 2008 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 filed on September 8, 2010).
10.16
Amended and Restated Sublease Agreement between the Registrant and Keystone Ruby, LLC and Cognovit Promissory Note as of September 1, 2010 (incorporated by reference to Exhibit 10.29 of the Registrant's Annual Report on Form 10-K filed on March 30, 2012).

10.17
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