Form 10-K/A
period 2015-12-31
ENERGY FOCUS, INC/DE
filed 2016-04-15
CIK 924168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

Commission file number 001-36583
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

EXPLANATORY NOTE

Energy Focus, Inc. (the “Company”, “our”, “we”, or “us”) filed its Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”) with the Securities and Exchange Commission (the “SEC”) on March 10, 2016. The Company is filing this Amendment No. 1 on Form 10-K/A to correct the date of the Section 906 Certifications furnished in the 2015 Form 10-K as Exhibit 32.1 as the initial Exhibit 32.1 referenced the Form 10-K for the year ended December 31, 2014, rather than the Form 10-K for the year ended December 31, 2015.  The Company is also filing updated Section 302 certifications as Exhibits 31.1 and 31.2.

Except as expressly set forth herein, this Form 10-K/A does not reflect events occurring after the date of the 2015 Form 10-K filing or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendments discussed above. Other than the changes in exhibits referred to above, all other information in the 2015 Form 10-K remains unchanged.

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

ENERGY FOCUS, INC.

By:	/s/ JAMES TU
James Tu
Executive Chairman and Chief Executive Officer (Principal Executive Officer) Date: April 15, 2016

By:	/s/ MARCIA J. MILLER
Marcia J. Miller
Chief Financial Officer (Principal Financial and Accounting Officer) Date: April 15, 2016

EXHIBIT INDEX

Exhibit Number	Description of Documents

3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 13, 2013).
3.2	Amendment to Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 16, 2014).
3.3	Amendment to Certificate of Incorporation of the Registration (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 27, 2015).
3.4
Certificate of Designation of Series A Participating Preferred Stock of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on November 27, 2006).

3.5**	Bylaws of the Registrant.
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

21.1**	Subsidiaries of the Registrant.
23.1**	Consent of Plante & Moran, PLLC, Independent Registered Public Accounting Firm.
31.1	Rule 13a-14(a) Certification by Chief Executive Officer (filed with this Report).
31.2	Rule 13a-14(a) Certification by Vice President of Finance and Chief Financial Officer (filed with this Report).
32.1	Section 1350 Certification of Chief Executive Officer and Vice President of Finance and Chief Financial Officer (filed with this Report).
101**
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

*	Management contract or compensatory plan or arrangement.
**	Previously filed.