Form 10-Q
period 2016-03-31
ENERGY FOCUS, INC/DE
filed 2016-05-11
CIK 924168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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
Yes ☐    No ☑

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of May 9, 2016 was 11,652,739.

PART I - FINANCIAL INFORMATION

Forward-looking statements

Unless the context otherwise requires, all references to “Energy Focus,” “we,” “us,” “our,” “our company,” or “the Company” refer to Energy Focus, Inc., a Delaware corporation, and its subsidiary, and their respective predecessor entities for the applicable periods, considered as a single enterprise.

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

ITEM 1. FINANCIAL STATEMENTS
ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$30,140	$34,640
Trade accounts receivable less allowances of $101 and $155, respectively	6,034	10,110
Inventories, net	11,536	7,732
Prepaid and other current assets	1,011	740
Total current assets	48,721	53,222

Property and equipment, net	2,590	2,429
Other assets	63	51
Total assets	$51,374	$55,702

LIABILITIES
Current liabilities:
Accounts payable	$5,929	$7,295
Accrued liabilities	512	355
Accrued payroll and related benefits	645	1,243
Accrued sales and bonus incentives	218	1,005
Accrued warranty reserve	327	314
Deferred revenue	67	93
Total current liabilities	7,698	10,305

Other liabilities	74	77
Total liabilities	7,772	10,382

STOCKHOLDERS' EQUITY
Preferred stock, par value $0.0001 per share:
Authorized: 2,000,000 shares in 2016 and 2015
Issued and outstanding: no shares in 2016 and 2015	—	—
Common stock, par value $0.0001 per share:
Authorized: 30,000,000 shares in 2016 and 2015
Issued and outstanding: 11,652,739 at March 31, 2016 and 11,648,978 at December 31, 2015	1	1
Additional paid-in capital	125,639	125,369
Accumulated other comprehensive income	1	—
Accumulated deficit	(82,039)	(80,050)
Total stockholders' equity	43,602	45,320
Total liabilities and stockholders' equity	$51,374	$55,702

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2016	2015
Net sales	$8,425	$12,587
Cost of sales	5,280	7,436
Gross profit	3,145	5,151

Operating expenses:
Product development	804	542
Selling, general, and administrative	4,310	3,340
Total operating expenses	5,114	3,882
(Loss) income from operations	(1,969)	1,269

Other expenses (income):
Interest expense	—	23
Other (income) expenses	(3)	22

(Loss) income from continuing operations before income taxes	(1,966)	1,224
Provision for income taxes	11	—
(Loss) income from continuing operations	(1,977)	1,224

Discontinued operations:
Loss from discontinued operations	—	(69)
Loss on disposal of discontinued operations	(12)	(36)

Loss from discontinued operations before income taxes	(12)	(105)
Provision for (benefit from) income taxes	—	(10)
Loss from discontinued operations	(12)	(95)

Net (loss) income	$(1,989)	$1,129

Net (loss) income per share - basic:
From continuing operations	$(0.17)	$0.13
From discontinued operations	—	(0.01)
Net (loss) income per share - basic:	$(0.17)	$0.12

Net (loss) income per share - diluted:
From continuing operations	$(0.17)	$0.12
From discontinued operations	—	(0.01)
Net (loss) income per share - diluted:	$(0.17)	$0.11

Weighted average shares used in computing net (loss) income per share:
Basic	11,650	9,671
Diluted	11,650	9,993

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(Unaudited)

	Three months ended March 31,
	2016	2015
Net (loss) income	$(1,989)	$1,129

Other comprehensive income:
Foreign currency translation adjustments	1	27
Comprehensive (loss) income	$(1,988)	$1,156

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount

Balance at December 31, 2015	11,649	$1	$125,369	$—	$(80,050)	$45,320

Issuance of common stock under employee stock option and stock purchase plans	4		14			14
Stock-based compensation			256			256
Foreign currency translation adjustment				1		1
Net loss from discontinued operations for the three months ended March 31, 2016					(12)	(12)
Net loss from continuing operations for the three months ended March 31, 2016					(1,977)	(1,977)

Balance at March 31, 2016	11,653	$1	$125,639	$1	$(82,039)	$43,602

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended March 31,
	2016	2015
Cash flows from operating activities:
Net (loss) income	$(1,989)	$1,129
Loss from discontinued operations	(12)	(95)
(Loss) income from continuing operations	(1,977)	1,224

Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	151	49
Stock-based compensation	256	112
Provision for doubtful accounts receivable	(27)	99
Provision for slow-moving and obsolete inventory	(96)	386
Amortization of loan origination fees	—	11
Gain on dispositions of property and equipment	—	(1)
Changes in operating assets and liabilities:
Accounts Receivable	4,104	(269)
Inventories	(3,708)	(3,935)
Prepaid and other assets	(283)	(57)
Accounts payable	(1,373)	(634)
Accrued and other liabilities	(1,219)	571
Deferred revenue	(26)	103
Total adjustments	(2,221)	(3,565)
Net cash used in operating activities	(4,198)	(2,341)

Cash flows from investing activities:
Acquisitions of property and equipment	(311)	(112)
Net cash used in investing activities	(311)	(112)

Cash flows from financing activities:
Proceeds from warrants exercised	—	2,494
Proceeds from exercises of stock options and employee stock purchase plan purchases	14	2
Net proceeds on credit line borrowings	—	1,273
Net cash provided by financing activities	14	3,769

Effect of exchange rate changes on cash	7	—

Net cash (used in) provided by continuing operations	(4,488)	1,316

The accompanying notes are an integral part of these condensed consolidated financial statements.

(continued on the following page)

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended March 31,
	2016	2015
Cash flows of discontinued operations:
Operating cash flows, net	(12)	(269)
Net cash used in discontinued operations	(12)	(269)

Net (decrease) increase in cash and cash equivalents	(4,500)	1,047
Cash and cash equivalents, beginning of period	34,640	7,435
Cash and cash equivalents, end of period	$30,140	$8,482

Classification of cash and cash equivalents:
Cash and cash equivalents	$29,798	$8,085
Restricted cash held	342	97
Cash held in escrow	—	300
Cash and cash equivalents, end of period	$30,140	$8,482

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(Unaudited)

NOTE 1. NATURE OF OPERATIONS

Energy Focus, Inc. and its subsidiary engage in the design, development, manufacturing, marketing, and installation of energy-efficient lighting systems. We operate in a single industry segment, developing and selling our energy-efficient light-emitting diode (“LED”) lighting products into the military maritime and general commercial and industrial markets. We have aligned our resources and focused our efforts on the sale of our LED lighting products, in particular our military and commercial tubular LED (“TLED”) lines of products, into targeted vertical markets.

During 2014, we shifted our focus away from the turnkey solutions business of Energy Focus LED Solutions, LLC ("EFLS"), which has historically incurred lower gross margins. We completed all outstanding solutions-based projects in the first quarter of 2015, are no longer accepting new projects, and fully exited the business as of September 2015. In August 2015, we sold our United Kingdom subsidiary, Crescent Lighting Limited ("CLL"). In 2013, we sold and discontinued our pool products business. As a result of exiting the turnkey solutions, CLL, and the pool products businesses, we have eliminated all net sales and expenses associated with those businesses from the Condensed Consolidated Statements of Operations and have reported the net losses as discontinued operations. Please refer to Note 3, "Discontinued Operations," for more information on our disposition of these businesses.

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The condensed consolidated financial statements (“financial statements”) include the accounts of the Company and its subsidiary Energy Focus Europe, Ltd. located in the United Kingdom, which is not active. The results of operations and financial position of EFLS, CLL, and the pool products business are included in the condensed consolidated financial statements as discontinued operations and previously reported financial information for the current and prior year have been adjusted. Unless indicated otherwise, the information in the Notes to the condensed consolidated financial statements relates to our continuing operations.

We have prepared the accompanying financial data for the three months ended March 31, 2016 and 2015 pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The accompanying financial data and information should be read in conjunction with our 2015 Annual Report on Form 10-K for the year ended December 31, 2015, as amended ("2015 Annual Report").

In the opinion of management, the accompanying financial statements contain all normal and recurring adjustments necessary to present fairly our Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015, Condensed Consolidated Statements of Comprehensive (Loss) Income for the three months ended March 31, 2016 and 2015, Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2016, and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(Unaudited)

Use of estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact us in the future, actual results may vary from the estimates. Estimates include, but are not limited to, the establishment of reserves for accounts receivable, sales returns, inventory obsolescence and warranty claims; the useful lives of property and equipment; valuation allowance for net deferred taxes; and stock-based compensation. In addition, estimates and assumptions associated with the determination of the fair value of financial instruments and evaluation of long-lived assets for impairment requires considerable judgment. Actual results could differ from those estimates and such differences could be material.

Certain risks and concentrations

We have certain customers whose net sales individually represented 10 percent or more of our total net sales, or whose net trade accounts receivable balance individually represented 10 percent or more of our total net trade accounts receivable, as follows:

For the three months ended March 31, 2016, DFAS Columbus accounted for approximately 20 percent of net sales and Atlantic Diving Supply, Inc. ("ADS"), a distributor for the U.S. Navy, accounted for approximately 19 percent of net sales, and together they comprised sales of products for the U.S. Navy totaling approximately 39 percent of net sales. In addition, one of the largest global healthcare systems located in Northeast Ohio accounted for approximately 12 percent of net sales for the three months ended March 31, 2016. For the three months ended March 31, 2015, LED Lighting Solutions Global, LLC (an affiliate of Energy Management Products, LLC) ("LLS"), who was a former distributor for the U.S. Navy, accounted for approximately 86 percent of net sales and nearly all of the sales of products for the U.S. Navy.

At March 31, 2016, DFAS Columbus, ADS, Global Energy Services, LLC, and LLS accounted for approximately 27 percent, 21 percent, 12 percent, and 11 percent of net trade accounts receivable, respectively. At December 31, 2015, ADS accounted for approximately 62 percent of net trade accounts receivable.

Recent accounting pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, Compensation–Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which changes the accounting for employee share-based payments. This standard addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This standard will be effective for interim and annual periods beginning after December 15, 2016. We are in the process of evaluating the impact of the standard.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which amends the guidance in ASU No. 2014-09 on assessing whether an entity is a principal or an agent in a revenue transaction (i.e., whether an entity reports revenue on a gross or net basis). This amendment retains the guidance that the principal in an arrangement controls a good or service before it is transferred to a customer and clarifies the indicators for principal versus agent assessment in an arrangement. This amendment is to be adopted concurrently with ASU No. 2014-09. We are in the process of evaluating the impact of the standard.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which impacts the accounting for leasing transactions. This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. In addition, this standard requires both lessees and lessors to disclose certain key

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(Unaudited)

information about lease transactions. This standard will be effective for interim and annual periods beginning after December 15, 2018. We are in the process of evaluating the impact of the standard.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which amends certain aspects of the recognition, measurement, presentation and disclosure of financial instruments. This amendment requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in the consolidation of the investee). This standard will be effective for interim and annual periods beginning after December 15, 2017. We are in the process of evaluating the impact of the standard.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires entities to present deferred tax assets ("DTAs") and deferred tax liabilities ("DTLs") as noncurrent in a classified balance sheet. This presentation simplifies the current guidance, which requires entities to separately present DTAs and DTLs as current or noncurrent in a classified balance sheet. The netting of DTAs and DTLs by tax jurisdiction is still required under the new guidance. The standard is effective for interim and annual periods beginning after December 15, 2016, and early adoption is permitted. The adoption of this ASU is not expected to have a material impact on our disclosures as a result of the full valuation allowance we have recorded against our DTAs.

In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customer (Topic 606): Deferral of the Effective Date. This ASU defers the effective date of ASU 2014-09, Revenue from Contracts with Customer (Topic 606) for all entities by one year. As a result, all entities will be required to apply the provisions of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are currently assessing the adoption date and impact the guidance in this ASU will have, if any, on our consolidated results of operations, cash flows, or financial position.

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

Update to significant accounting policies

There have been no material changes to our significant accounting policies, as compared to those described in our 2015 Annual Report.

Net (loss) income per share

Basic (loss) earnings per share is computed by dividing net (loss) income available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted (loss) earnings per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of incremental shares upon the exercise of stock options and warrants, unless the effect would be anti-dilutive.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(Unaudited)

The following is a reconciliation of the numerator and denominator of the basic and diluted net (loss) income per share computations for the periods presented below (in thousands):

	Three months ended March 31,
	2016	2015
Numerator:
(Loss) income from continuing operations	$(1,977)	$1,224
Loss from discontinued operations	(12)	(95)
Net (loss) income	$(1,989)	$1,129

Denominator:
Basic weighted average common shares outstanding	11,650	9,671
Potential common shares from options and warrants	—	322
Diluted weighted average shares	11,650	9,993

As a result of the net loss we incurred for the three months ended March 31, 2016, approximately 219 thousand options, restricted stock units, and warrants were excluded from the net loss per share calculation, as their inclusion would have been anti-dilutive. Therefore, for the three months ended March 31, 2016, the basic weighted average shares outstanding were used in calculating diluted loss per share.

Product warranties

Through March 31, 2016, we warranted finished goods against defects in material and workmanship under normal use and service for periods generally between one and five years. Beginning April 1, 2016, we will warrant commercial LED tubes, LED dock lights, globes, and retrofit kits for a period of ten years. Settlement costs consist of actual amounts expensed for warranty, which are largely a result of the cost of replacement products. A liability for the estimated future costs under product warranties is maintained for products and services outstanding under warranty. The following table summarizes warranty activity for the periods presented (in thousands):

	Three months ended March 31,
	2016	2015
Balance at beginning of period	$314	$81
Accruals for warranties issued	16	332
Settlements made during the period (in cash or in kind)	(3)	(3)
Accrued warranty reserve	$327	$410

Debt

During the three months ended March 31, 2015, we incurred interest expense of approximately $23 thousand in connection with our former revolving credit facility that was terminated in December 2015. For a full description of our debt financing, please refer to Note 7, "Debt," included under Item 8 of our 2015 Annual Report.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(Unaudited)

Geographic information

Approximately 99 percent of our long-lived fixed assets are located in the United States, with the remainder located in Taiwan. Net sales attributable to customers outside the United States accounted for approximately six percent of our total net sales for the three months ended March 31, 2016. Net sales attributable to customers outside the United States accounted for less than one percent of our total net sales for the three months ended March 31, 2015.

Related Party Transactions

On February 27, 2012, we entered into an Asian Business Development/Collaboration Agreement with Communal International Ltd. ("Communal"), a British Virgin Islands company that is 50 percent owned by James Tu, our Executive Chairman and Chief Executive Officer and 50 percent owned by Yeh-Mei Cheng, the mother of Simon Cheng, a current member of our Board of Directors and an employee of the Company. On December 23, 2015, we terminated this agreement. For the three months ended March 31, 2015, nothing was paid under this agreement and we recorded expense of $56 thousand. For a full discussion of our related parties and the Communal agreement, please refer to Note 14, "Related Party Transactions," included under Item 8. of our 2015Annual Report.

NOTE 3. DISCONTINUED OPERATIONS

EFLS

As part of the strategy to align our resources with developing and selling our energy-efficient LED products into the commercial and government markets, we completed the exit of EFLS, formerly known as our turnkey solutions business, during the third quarter of 2015. We stopped accepting new projects and completed all outstanding solutions-based projects in the first quarter of 2015. Following the completion of these projects, a remaining warranty liability existed for the replacement of potential defective products that were installed as a part of certain solutions-based jobs. The period for potential warranty replacement lasted one year from the time of job commencement. As of September 30, 2015, the exit of our turnkey solutions business was complete. We do not anticipate any significant continuing involvement related to this discontinued operation.

CLL

In August 2015, we sold our wholly-owned United Kingdom subsidiary, CLL. The sale was for nominal consideration under the terms of the agreement. As a result of the transaction and the elimination of this foreign subsidiary consolidated under the equity method of accounting, during the third quarter of 2015, we recorded a one-time loss of $44 thousand, which included a $469 thousand accumulated other comprehensive income reclassification adjustment for foreign currency translation. We do not anticipate any significant continuing involvement related to this discontinued operation.

Pool Products Business

In November 2013, we sold our pool products business for a cash purchase price of $5.2 million. The Purchase Agreement provided for an escrow of $500 thousand of the purchase price to secure customary indemnification obligations with respect to our representations, warranties, covenants and other obligations under the Purchase Agreement. As of December 31, 2015, $200 thousand of the cash held in escrow had been released to us and $300 thousand remained in escrow subject to the resolution of outstanding buyer claims that were the subject of an arbitration claim the buyer filed in February 2015. At December 31, 2015, we offset the full escrow amount by the expected costs to settle this claim, as we had reached an agreement in principle with the buyer. On March 18, 2016, a settlement agreement was executed for this claim and the funds in the escrow account, plus the interest earned on the account, were released to the buyer. The legal fees incurred for the arbitration are included in the loss on disposal of discontinued operations for all periods presented.

As a result of exiting EFLS and selling CLL and the pool products businesses, we have eliminated all net sales and expenses associated with this business from the Condensed Consolidated Statements of Operations, and have reported the net loss from

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(Unaudited)

those activities as discontinued operations in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2015.

The following table summarizes the components included in loss from discontinued operations in our Condensed Consolidated Statements of Operations for the periods presented (in thousands):

	Three months ended March 31,
	2016	2015
Net sales	$—	$557
Cost of sales	—	307
Gross profit	—	250

Operating expenses of discontinued operations	—	284
Other expenses	—	35
Loss on disposal of discontinued operations	12	36
Loss from discontinued operations before income taxes	(12)	(105)
Benefit from income taxes	—	(10)
Loss from discontinued operations	$(12)	$(95)

The following table shows the components of loss from discontinued operations by business for the periods presented (in thousands):

	Three months ended March 31,
	2016	2015
Crescent Lighting Limited	$—	$(52)
Energy Focus LED Solutions, LLC	—	(17)
Loss from discontinued operations	—	(69)

Pool division	(12)	(36)
Loss on disposal of discontinued operations	(12)	(36)

Loss from discontinued operations before income taxes	(12)	(105)

Benefit from income taxes	—	(10)

Loss from discontinued operations	$(12)	$(95)

Included in the loss on disposal of discontinued operations are legal fees incurred for the arbitration associated with our pool products business, as described above. There were no other revenues or expenses associated with this business.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(Unaudited)

NOTE 4. INVENTORIES

Inventories are stated at the lower of standard cost (which approximates actual cost determined using the first-in, first-out cost method) or market, and consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Raw materials	$6,107	$4,577
Finished goods	6,699	4,577
Reserve for excess, obsolete, and slow moving inventories	$(1,270)	$(1,422)
Inventories, net	$11,536	$7,732

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets and consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Equipment (useful life 3 to 15 years)	$2,929	$2,864
Tooling (useful life 2 to 5 years)	790	851
Vehicles (useful life 5 years)	78	39
Furniture and fixtures (useful life 5 years)	104	104
Computer software (useful life 3 years)	704	581
Leasehold improvements (the shorter of useful life or lease life)	509	509
Construction in progress	349	310
Property and equipment at cost	5,463	5,258
Less: accumulated depreciation	(2,873)	(2,829)
Property and equipment, net	$2,590	$2,429

Depreciation expense was $151 thousand and $49 thousand for the three months ended March 31, 2016 and 2015, respectively.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(Unaudited)

NOTE 6. INCOME TAXES

The components of the provision for income taxes are shown below for the periods presented (in thousands):

	Three months ended March 31,
	2016	2015
Current:
U.S. federal	$—	$—
State	11	—
Provision for income taxes	$11	$—

For the three months ended March 31, 2016, we recorded a provision for income taxes of $11 thousand for various states' income tax. Due to the operating loss incurred in the first quarter of 2016 and after the application of the annual limitation set forth under Section 382 of the Internal Revenue Code ("IRC"), there was no provision recorded for U.S. federal income tax. For the three months ended March 31, 2015, there was no provision recorded for income taxes due to the availability of NOL carry-forwards for U.S. federal and various states income tax.

At March 31, 2016, we had a full valuation allowance recorded against our deferred tax assets. The valuation allowance was recorded due to uncertainties related to our ability to utilize the deferred tax assets, primarily consisting of certain net operating losses carried forward. The valuation allowance is based upon management’s estimates of taxable income by jurisdiction and the periods over which the deferred tax assets will be recoverable.

At December 31, 2015, we had a net operating loss carry-forward of approximately $69.1 million for U.S. federal, state, and local income tax purposes. However, due to changes in our capital structure, approximately $14.8 million of this amount is available to offset future taxable income after the application of the limitations found under Section 382 of the IRC. In addition, as a result of this limitation, in 2016, we only expect to have approximately $6.0 million of the net operating loss carry-forward available for use. If not utilized, these carry-forwards will begin to expire in 2021 for federal purposes and in 2021 or sooner for state and local purposes. For a full discussion of the estimated restrictions on our utilization of net operating loss carry-forwards, please refer to Note 12, "Income Taxes," included under Item 8. of our 2015 Annual Report.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(Unaudited)

NOTE 7. STOCKHOLDERS’ EQUITY

Warrants

A summary of warrant activity for the three months ended March 31, 2016 is presented as follows:

	Warrants Outstanding	Weighted Average Exercise Price During Period
Balance at December 31, 2015	14,250	$4.30
Exercised	—	—
Canceled/forfeited	(7,500)	4.30
Expired	—	—
Balance at March 31, 2016	6,750	$4.30

Exercisable at March 31, 2016	—	$—

Stock-based compensation

Stock-based compensation expense is attributable to stock options and restricted stock unit awards. For all stock-based awards, we recognize expense using a straight-line amortization method.

The following table summarizes stock-based compensation expense and the impact it had on operations for the periods presented (in thousands):

	Three months ended March 31,
	2016	2015
Cost of sales	$14	$3
Product development	16	3
Selling, general, and administrative	226	106
Total stock-based compensation	$256	$112

Total unearned stock-based compensation was $2.2 million at March 31, 2016, compared to $1.1 million at March 31, 2015. These costs will be charged to expense and amortized on a straight-line basis in subsequent periods. The weighted average period over which the unearned compensation at March 31, 2016 is expected to be recognized is approximately 2.5 years.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(Unaudited)

Stock options

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. Estimates utilized in the calculation include the expected life of the option, risk-free interest rate, and expected volatility, and are further comparatively detailed as follows:

	Three months ended March 31,
	2016	2015
Fair value of options issued	$5.59	$4.07
Exercise price	$7.42	$5.47
Expected life of option (in years)	5.8	5.9
Risk-free interest rate	1.6%	1.7%
Expected volatility	93.3%	91.3%
Dividend yield	0.0%	0.0%

A summary of option activity under all plans for the three months ended March 31, 2016 is presented as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)
Balance at December 31, 2015	602,207	$8.58
Granted	123,790	7.42
Exercised	(3,761)	3.77
Canceled/forfeited	(6,506)	12.12
Expired	—	—
Balance at March 31, 2016	715,730	$8.38	8.2

Vested and expected to vest at March 31, 2016	656,646	$8.50	8.1

Exercisable at March 31, 2016	382,787	$9.01	7.3

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(Unaudited)

Restricted stock units

A summary of restricted stock unit activity under all plans for the three months ended March 31, 2016 is presented as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in years)
Balance at December 31, 2015	57,500	$7.31
Granted	185,385	7.09
Canceled/forfeited	(5,130)	5.50
Balance at March 31, 2016	237,755	$7.18	2.4

NOTE 8. COMMITMENTS AND CONTINGENCIES

We are the subject of threatened or pending legal actions and contingencies in the normal course of conducting our business. We provide for costs related to these matters when a loss is probable and the amount can be reasonably estimated. The effect of the outcome of these matters on our future results of operations and liquidity cannot be predicted because any such effect depends on future results of operations and the amount or timing of the resolution of such matters. While it is not possible to predict the future outcome of such matters, we believe that the ultimate resolution of such individual or aggregated matters will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows. For certain types of claims, we presently maintain insurance coverage for personal injury and property damage and other liability coverages in amounts and with deductibles that we believe are prudent, but there can be no assurance that these coverages will be applicable or adequate to cover adverse outcomes of claims or legal proceedings against us.

On December 22, 2014, a former employee filed a lawsuit against us in the Superior Court of the State of California, County of San Diego alleging wrongful termination and other claims related to his employment with us. We subsequently removed the case to the United States District Court for the Southern District of California. On May 1, 2015, we entered into a settlement agreement with the plaintiff, which assigns no culpability to any party and provides for a payment by us in exchange for full settlement and release of his claims. For a full discussion of the lawsuit and settlement agreement, please refer to Note 10, "Commitments and Contingencies," included under Item 8. of our 2015 Annual Report. For the three months ended March 31, 2015, we had approximately $240 thousand associated with this settlement included in the Condensed Consolidated Statements of Operations under the caption, "Selling, general, and administrative."

Leases

On March 28, 2016, we signed a 64 month non-cancellable lease for a larger sales office in New York, New York, replacing a previous month-to-month lease. The initial base rent is approximately $333 thousand annually, with an increase beginning in the 34th month, and will be recognized on a straight-line basis over the lease term. In connection with this lease agreement, we entered into a standby letter of credit agreement for approximately $342 thousand, and we have classified the same amount as restricted cash in the Condensed Consolidated Balance Sheets under the caption "Cash and cash equivalents."

On April 19, 2016 we signed a 74 month non-cancellable lease commencing on May 1, 2016 for our executive offices and manufacturing facility located in Solon, Ohio. This lease consolidates and extends our prior lease agreements that were set to expire on April 30, 2017 and increases the total leased space to 116,592 square feet. The base rent is approximately $618 thousand annually, and will be recognized on a straight-line basis over the lease term.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes thereto, included under Item 1 of this Quarterly Report, as well as the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included under Item 7 of our 2015 Annual Report.

Overview

Energy Focus, Inc. and its subsidiary engage in the design, development, manufacturing, marketing, installation, and sale of energy-efficient lighting systems. We operate in a single industry segment, developing and selling our energy-efficient light-emitting diode ("LED") lighting products into the military maritime market, and general commercial and industrial markets. We have aligned our resources and focused our efforts on the sale of our LED lighting products, in particular our military and commercial tubular LED (“TLED”) lines of products, into targeted vertical markets. Our goal is to become a leader in the LED lighting retrofit market by replacing fluorescent lamps in general purpose and high-intensity discharge (“HID”) lighting in low-bay and high-bay applications with our innovative, high-quality TLED products.

In order to focus on this business opportunity, we have exited non-core businesses. In 2013, we sold our pool lighting products division. During 2014, we shifted our focus away from the turnkey solutions business of Energy Focus LED Solutions, LLC, completing all outstanding solutions-based projects in the first quarter of 2015. In August 2015, we exited our United Kingdom business through the sale of Crescent Lighting Limited. As a result of exiting these non-core businesses, we have eliminated all net sales and expenses associated with these operations from the Condensed Consolidated Statements of Operations and have reported the net loss as discontinued operations. Please refer to Note 3, "Discontinued Operations," for more information on our disposition of these businesses.

Through continued efforts to diversify our customer base and due to the timing and magnitude of our government product opportunities, sales of our commercial products represented a larger portion of our net sales for the three months ended March 31, 2016 when compared to the three months ended March 31, 2015. We continue to invest in our direct sales force and marketing personnel, and the other talent and infrastructure necessary to support the increasing scale of our commercial operations across a variety of other functions. As a result, our financial results continue to be subject to the impacts of our growth initiatives and fluctuations in the timing and magnitude of our government product sales, and we may dedicate significant resources to a targeted customer or industry before we achieve meaningful results or are able to effectively evaluate our success.

Results of operations

The following table sets forth items in our Condensed Consolidated Statements of Operations as a percentage of net sales for the periods indicated:

	Three months ended March 31,
	2016	2015
Net sales	100.0%	100.0%
Cost of sales	62.7	59.1
Gross profit	37.3	40.9

Operating expenses:
Product development	9.5	4.3
Selling, general, and administrative	51.2	26.5
Total operating expenses	60.7	30.8
(Loss) income from operations	(23.4)	10.1

Other expenses (income):
Interest expense	—	0.2
Other (income) expenses	—	0.2

(Loss) income from continuing operations before income taxes	(23.4)	9.7
Provision for income taxes	0.1	—
(Loss) income from continuing operations	(23.5)	9.7

Discontinued operations:
Loss from discontinued operations	—	(0.5)
Loss on disposal of discontinued operations	(0.1)	(0.3)

Loss from discontinued operations before income taxes	(0.1)	(0.8)
Provision for (benefit from) income taxes	—	(0.1)

Loss on disposal of discontinued operations	(0.1)	(0.7)

Net (loss) income	(23.6)%	9.0%

Net sales

A further breakdown of our net sales is presented in the following table (in thousands):

	Three months ended March 31,
	2016	2015
Commercial products	$4,603	$1,768
Military maritime products	3,822	10,802
R&D services	—	17
Total net sales	$8,425	$12,587

Net sales of $8.4 million for the first quarter of 2016 decreased 33.1 percent compared to the first quarter of 2015. The decrease was due to lower sales of our military maritime products for the U.S. Navy, partially offset by an increase in commercial products sales. Net sales of our commercial products increased 160.4 percent compared to the first quarter of 2015 as we continued our efforts to diversify and expand our commercial and industrial markets.

Gross profit

Gross profit was $3.1 million, or 37.3 percent of net sales, for the first quarter of 2016, compared to $5.2 million, or 40.9 percent of net sales for the first quarter of 2015. The decrease in gross profit was due primarily to lower quarter-over-quarter sales. The decrease in gross profit as a percentage of sales is the result of product mix related to our diversification and expansion efforts in the commercial and industrial markets, as our commercial products generally have lower margins than our military maritime products.

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

Total gross and net product development spending, including revenues and credits from government contracts, is presented in the following table (in thousands):

	Three months ended March 31,
	2016	2015
Gross product development expenses	$897	$657
Cost recovery through cost of sales	—	(17)
Cost recovery and other credits	(93)	(98)
Net product development expenses	$804	$542

Gross product development expenses were $897 thousand for the first quarter of 2016, a $240 thousand increase compared to the first quarter of 2015. The increase resulted from higher salaries and related benefits of approximately $181 thousand, as we added personnel in the United States for both military maritime and commercial product development and opened a product development office in Taiwan to support the development of our commercial LED lighting products. In addition, product testing and related fees related to the development of our LED lighting technology products increased approximately $119 thousand. These increases were partially offset by decreases in product development-related legal and consulting costs of $81 thousand and $37 thousand, respectively.

Selling, general and administrative

Selling, general, and administrative expenses were $4.3 million, or 51.2 percent of net sales, for the first quarter of 2016, compared to $3.3 million, or 26.5 percent of net sales, for the first quarter of 2015. The increase in selling, general and administrative expenses is the result of our efforts to build the sales and related administrative infrastructure to support our growth efforts. For the three months ended March 31, 2016, salaries and related benefits increased approximately $628 thousand, trade show and other marketing costs increased approximately $199 thousand, consulting services expense increased approximately $133 thousand, stock-based compensation expense increased approximately $121 thousand, and travel and related expenses increased approximately $110 thousand compared to the three months ended March 31, 2015. Additionally, as a result of the increase in commercial product sales, sales and bonus incentives increased approximately $202 thousand compared to the three months ended March 31, 2015. These increases were partially offset by lower severance and settlement costs and uncollectible accounts receivable expenses of approximately $306 thousand and $128 thousand, respectively, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Other income and expenses

Interest expense

As a result of settling our debt obligations during the fourth quarter of 2015, we incurred no interest expense for the first quarter of 2016. We incurred $23 thousand in interest expense on our debt obligations for the first quarter of 2015.

Other income and expenses

Other income was $3 thousand for the first quarter of 2016, compared to other expenses of $22 thousand for the first quarter of 2015. The income for the three months ended March 31, 2016 primarily consisted of interest income on our cash balances. The expenses for the three months ended March 31, 2015 primarily consisted of non-cash amortization of fees related to our former revolving credit facility.

Provision for (benefit from) income taxes

For the three months ended March 31, 2016, we recorded a provision for income taxes of $11 thousand for various states' income tax. Due to the operating loss incurred in the first quarter of 2016 and after the application of the annual limitation set forth under Section 382 of the Internal Revenue Code ("IRC"), there was no provision recorded for U.S. federal income tax. For the three months ended March 31, 2015, there was no provision recorded for income taxes due to the availability of NOL carry-forwards for U.S. federal and various states income tax.

Net (loss) income

For the three months ended March 31, 2016, net loss was $2.0 million, compared to net income of $1.1 million for the three months ended March 31, 2015. Lower net sales and changes in product mix in the first quarter of 2016, as well as continued investments in our corporate infrastructure to support future growth contributed to the difference in operating results.

Financial condition

We have historically incurred substantial losses, and as of March 31, 2016, we had an accumulated deficit of $82.0 million. Additionally, three customers accounted for approximately 51 percent of our net sales for the three months ended March 31, 2016. During the third quarter of 2015, we raised approximately $23.6 million, net of fees, from a follow-on public offering of 1.5 million shares of our common stock, and had cash and cash equivalents of $30.1 million at March 31, 2016. While we were profitable for the year ended December 31, 2015, we incurred a loss for the first quarter of 2016. In order for us to again be profitable and grow our business, we will need to continue executing our marketing and sales plans for our energy-efficient LED lighting products to expand our customer base, and continue to develop new technologies into sustainable product lines.

There is a risk that our business may not be as successful as we envision as we work to expand our customer base and grow net sales from commercial customers in our targeted vertical markets. Additionally, there is no guarantee that the U.S. Navy will continue on its past pace with the adoption of our LED lighting products for its fighting fleet.

There can be no assurance that we will generate sufficient cash flows to sustain and grow our operations. We terminated our revolving credit facility effective December 31, 2015, and are not actively pursuing securing a new line of credit at this time. There can be no assurance that we will generate sufficient cash flows to sustain and grow our operations or, if necessary, obtain funding on acceptable terms or in a timely fashion or at all. As such, we may continue to review and pursue selected external funding sources to execute these objectives including, but not limited to, the following:

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

Liquidity and capital resources
Cash and cash equivalents
At March 31, 2016, our cash and cash equivalents balance was approximately $30.1 million, compared to approximately $34.6 million at December 31, 2015. The balance at March 31, 2016 included restricted cash of $342 thousand, compared to $113 thousand at December 31, 2015. The restricted cash balance at March 31, 2016 represents a letter of credit requirement under our New York office lease obligation. The restricted cash balance at December 31, 2015 related to funds to be used exclusively for a research and development project with the National Shipbuilding Research Program. Additionally, our cash balance at December 31, 2015 included $300 thousand held in escrow of the purchase price from the sale of our pool products business related to outstanding buyer claims, but we offset the full escrow amount by the expected costs to settle such claims. During the first quarter of 2016, these claims were settled and the escrow balance was released to the buyer. For more information on the cash remaining in escrow, please refer to Note 3, "Discontinued Operations," included under Part I, Item 1 of this Quarterly Report.

The following summarizes cash flows from operating, investing, and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows (in thousands):

	Three months ended March 31,
	2016	2015
Net cash used in operating activities	$(4,198)	$(2,341)

Net cash used in investing activities	$(311)	$(112)

Net cash provided by financing activities	$14	$3,769

Net cash used in operating activities

Net cash used in operating activities was $4.2 million for the three months ended March 31, 2016, and resulted primarily from the net loss incurred of $2.0 million, as well as, increased inventory balances to meet the demand for our LED products, lower accounts payable balances principally related to inventory purchases, and lower accrued sales commissions and incentives, as amounts accrued at December 31, 2015 were paid in the first quarter of 2016. These increases were partially offset by trade accounts receivable receipts due to the timing of shipments in December 2015. Net cash used in operating activities was $2.3 million for the three months ended March 31, 2015, and resulted from the net income we earned, as well as, increased inventory balances to meet the increased demand for our commercial LED products.

Net cash used in investing activities

Net cash used in investing activities was $311 thousand for the three months ended March 31, 2016, and resulted primarily from the implementation of new modules and capabilities of our enterprise resource planning (ERP) system. Net cash used in investing activities was $112 thousand for the three months ended March 31, 2015, and resulted primarily from acquisitions of computer equipment and software to support our expanded workforce and planned ERP implementation.

Net cash provided by financing activities

Net cash provided by financing activities was $14 thousand for the three months ended March 31, 2016, compared to $3.8 million provided for the three months ended March 31, 2015. Net cash provided by financing activities for the three months ended March 31, 2016 resulted from the proceeds received for the exercise of stock options. Net cash provided by financing activities for the three months ended March 31, 2015 included $2.5 million received in proceeds for exercises of outstanding warrants and $1.3 million in net proceeds from our former revolving credit facility.

Contractual obligations

On March 28, 2016, we signed a 64 month non-cancellable lease for a larger sales office in New York, New York, replacing a previous month-to-month lease. The initial base rent is approximately $333 thousand annually, with an increase beginning in the 34th month, and will be recognized on a straight-line basis over the lease term. In connection with this lease agreement, we entered into a standby letter of credit agreement for approximately $342 thousand, and we have classified the same amount as restricted cash in the Condensed Consolidated Balance Sheets under the caption "Cash and cash equivalents."

On April 19, 2016 we signed a 74 month non-cancellable lease commencing on May 1, 2016 for our executive offices and manufacturing facility located in Solon, Ohio. This lease consolidates and extends our prior lease agreements that were set to expire on April 30, 2017 and increases the total leased space to 116,592 square feet. The base rent is approximately $618 thousand annually, and will be recognized on a straight-line basis over the lease term.

Credit facilities

During the fourth quarter of 2015 we terminated our revolving line of credit. We had no credit facility or other debt obligations outstanding as of March 31, 2016.

Critical accounting policies

There have been no material changes to our critical accounting policies as compared to those included in our 2015 Annual Report.

Certain risks and concentrations

We had certain customers whose net sales individually represented 10 percent or more of our total net sales, or whose net trade accounts receivable balance individually represented 10 percent or more of our total net trade accounts receivable, as follows:

For the three months ended March 31, 2016, DFAS Columbus accounted for approximately 20 percent of net sales, and Atlantic Diving Supply, Inc. ("ADS"), a distributor for the U.S. Navy, accounted for approximately 19 percent of net sales, and together they comprised sales of products for the U.S. Navy totaling approximately 39 percent of net sales. In addition, one of the largest global healthcare systems located in Northeast Ohio accounted for approximately 12 percent of net sales for the three months ended March 31, 2016. For the three months ended March 31, 2015, LED Lighting Solutions Global, LLC (an affiliate of Energy Management Products, LLC) ("LLS") accounted for approximately 86 percent of net sales, and nearly all of the sales of products for the U.S. Navy.

At March 31, 2016, DFAS Columbus, ADS, Global Energy Services, LLC, and LLS accounted for approximately 27 percent, 21 percent, 12 percent, and 11 percent of net trade accounts receivable, respectively. At December 31, 2015, ADS accounted for approximately 62 percent of net trade accounts receivable, respectively.

Recent accounting pronouncements

For information on recent accounting pronouncements, please refer to Note 2, "Basis of Presentation and Summary of Significant Accounting Policies,” included under Part I, Item 1 of this Quarterly Report.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective as of March 31, 2016.

(b) Changes in internal control over financial reporting

There has been no material change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors, as compared to those described in our 2015 Annual Report.

ITEM 6. EXHIBITS

The information required by this Item is set forth on the Exhibit Index that follows the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY FOCUS, INC.

Date:	May 11, 2016	By:	/s/ James Tu
James Tu
Executive Chairman and Chief Executive Officer

By:	/s/ Marcia J. Miller
Marcia J. Miller
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Documents

3.1	Certificate of Incorporation of Energy Focus, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q filed on November 13, 2013).

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

10.1	Lease agreement by and between Aurora Development Center LLC and Energy Focus, Inc. dated April 19, 2016 (filed with this Report).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101
The following financial information from our Quarterly Report for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three months ended March 31, 2016 and 2015, (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity for the three months ended March 31, 2016, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (vi) the Notes to Condensed Consolidated Financial Statements.

*
Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.