Form 10-Q
period 2016-06-30
ENERGY FOCUS, INC/DE
filed 2016-08-11
CIK 924168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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
Yes ☐    No ☑

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of August 9, 2016 was 11,690,030.

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

We believe that important factors that could cause our actual results to differ materially from forward-looking statements include, but are not limited to, the risks and uncertainties outlined under “Risk Factors” under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 and Part II, Item 1A of this Quarterly Report and other matters described in this Quarterly Report generally. Some of these factors include:

•	our reliance on a limited number of customers, in particular our sales of products for the U.S. Navy, for a significant portion of our revenue, and our ability to maintain or grow such sales levels;

•	our history of operating losses and our ability to generate sufficient cash from operations or receive sufficient financing, on acceptable terms, to continue our operations;

•	our ability to implement and manage our growth plans and control expenses to increase sales;

•	our ability to increase demand in our targeted markets and to manage sales cycles that are difficult to predict and may span several quarters;

•	the timing of large customer orders and significant expenses as we invest in growth opportunities;

•	general economic conditions in the United States and in other markets in which we operate;

•	market acceptance of LED lighting technology;

•
our dependence on military maritime customers and on the levels of government funding available to such customers, as well as the funding resources of our other customers in the public sector and commercial markets;

•	our compliance with government contracting laws and regulations, through both direct and indirect sale channels;

•	our ability to respond to new lighting technologies and market trends with safe and reliable products;

•	any delays we may encounter in making new products available or fulfilling customer specifications;

•	our ability to compete effectively against companies with greater resources;

•	our ability to protect our intellectual property rights and the impact of any type of legal claim or dispute;

•
our reliance on a limited number of third-party suppliers, our ability to obtain critical components and finished products from such suppliers on acceptable terms, and the impact of our fluctuating demand on the stability of such suppliers;

•	our ability to attract and retain qualified personnel;

•	risks inherent in international markets, such as economic and political uncertainty, changing regulatory and tax requirements and currency fluctuations; and

•	our ability to maintain effective internal controls and otherwise comply with our obligations as a public company.

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

ITEM 1. FINANCIAL STATEMENTS
ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$25,441	$34,640
Trade accounts receivable less allowances of $88 and $155, respectively	5,186	10,110
Inventories, net	14,594	7,732
Prepaid and other current assets	1,704	740
Total current assets	46,925	53,222

Property and equipment, net	3,139	2,429
Other assets	42	51
Total assets	$50,106	$55,702

LIABILITIES
Current liabilities:
Accounts payable	$7,470	$7,295
Accrued liabilities	997	355
Accrued payroll and related benefits	645	1,243
Accrued sales commissions	395	1,005
Accrued warranty reserve	298	314
Deferred revenue	67	93
Total current liabilities	9,872	10,305

Other liabilities	101	77
Total liabilities	9,973	10,382

STOCKHOLDERS' EQUITY
Preferred stock, par value $0.0001 per share:
Authorized: 2,000,000 shares in 2016 and 2015
Issued and outstanding: no shares in 2016 and 2015	—	—
Common stock, par value $0.0001 per share:
Authorized: 30,000,000 shares in 2016 and 2015
Issued and outstanding: 11,690,030 at June 30, 2016 and 11,648,978 at December 31, 2015	1	1
Additional paid-in capital	126,086	125,369
Accumulated other comprehensive income	1	—
Accumulated deficit	(85,955)	(80,050)
Total stockholders' equity	40,133	45,320
Total liabilities and stockholders' equity	$50,106	$55,702

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net sales	$7,126	$16,232	$15,551	$28,819
Cost of sales	4,604	8,792	9,884	16,228
Gross profit	2,522	7,440	5,667	12,591

Operating expenses:
Product development	854	654	1,658	1,196
Selling, general, and administrative	5,590	3,629	9,900	6,969
Total operating expenses	6,444	4,283	11,558	8,165
(Loss) income from operations	(3,922)	3,157	(5,891)	4,426

Other expenses (income):
Interest expense	—	26	—	49
Other (income) expenses	(6)	16	(9)	38

(Loss) income from continuing operations before income taxes	(3,916)	3,115	(5,882)	4,339
Provision for income taxes	—	923	11	923
(Loss) income from continuing operations	(3,916)	2,192	(5,893)	3,416

Discontinued operations:
Loss from discontinued operations	—	(45)	—	(114)
Loss on disposal of discontinued operations	—	(36)	(12)	(72)

Loss from discontinued operations before income taxes	—	(81)	(12)	(186)
Benefit from income taxes	—	—	—	(10)
Loss from discontinued operations	—	(81)	(12)	(176)

Net (loss) income	$(3,916)	$2,111	$(5,905)	$3,240

Net (loss) income per share - basic:
From continuing operations	$(0.34)	$0.22	$(0.51)	$0.35
From discontinued operations	—	(0.01)	—	(0.02)
Net (loss) income per share - basic:	$(0.34)	$0.21	$(0.51)	$0.33

Net (loss) income per share - diluted:
From continuing operations	$(0.34)	$0.22	$(0.51)	$0.34
From discontinued operations	—	(0.01)	—	(0.02)
Net (loss) income per share - diluted:	$(0.34)	$0.21	$(0.51)	$0.32

Weighted average shares used in computing net (loss) income per share:
Basic	11,657	10,019	11,653	9,846
Diluted	11,657	10,138	11,653	10,058

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net (loss) income	$(3,916)	$2,111	$(5,905)	$3,240

Other comprehensive income (loss):
Foreign currency translation adjustments	—	(36)	1	(9)
Comprehensive (loss) income	$(3,916)	$2,075	$(5,904)	$3,231

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount

Balance at December 31, 2015	11,649	$1	$125,369	$—	$(80,050)	$45,320

Issuance of common stock under employee stock option and stock purchase plans	92		386			386
Repurchase of common stock	(51)		(309)			(309)
Stock-based compensation			640			640
Foreign currency translation adjustment				1		1
Net loss from continuing operations for the six months ended June 30, 2016					(5,893)	(5,893)
Net loss from discontinued operations for the six months ended June 30, 2016					(12)	(12)

Balance at June 30, 2016	11,690	$1	$126,086	$1	$(85,955)	$40,133

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six months ended June 30,
	2016	2015
Cash flows from operating activities:
Net (loss) income	$(5,905)	$3,240
Loss from discontinued operations	(12)	(176)
(Loss) income from continuing operations	(5,893)	3,416

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	336	101
Stock-based compensation	640	284
Provision for doubtful accounts receivable	(29)	56
Provision for slow-moving and obsolete inventory	(91)	1,244
Amortization of loan origination fees	—	23
Loss on dispositions of property and equipment	1	—
Changes in operating assets and liabilities:
Accounts Receivable	4,952	272
Inventories	(6,771)	(3,788)
Prepaid and other assets	(955)	(157)
Accounts payable	176	(2,583)
Accrued and other liabilities	(549)	1,766
Deferred revenue	(26)	67
Total adjustments	(2,316)	(2,715)
Net cash (used in) provided by operating activities	(8,209)	701

Cash flows from investing activities:
Acquisitions of property and equipment	(1,047)	(360)
Net cash used in investing activities	(1,047)	(360)

Cash flows from financing activities:
Proceeds from warrants exercised	—	2,503
Proceeds from exercises of stock options and employee stock purchase plan purchases	386	83
Repurchases of common stock	(309)	—
Net proceeds on credit line borrowings	—	2
Net cash provided by financing activities	77	2,588

Effect of exchange rate changes on cash	(8)	—

Net cash (used in) provided by continuing operations	(9,187)	2,929

The accompanying notes are an integral part of these condensed consolidated financial statements.

(continued on the following page)

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six months ended June 30,
	2016	2015
Cash flows of discontinued operations:
Operating cash flows, net	(12)	(390)
Net cash used in discontinued operations	(12)	(390)

Net (decrease) increase in cash and cash equivalents	(9,199)	2,539
Cash and cash equivalents, beginning of period	34,640	7,435
Cash and cash equivalents, end of period	$25,441	$9,974

Classification of cash and cash equivalents:
Cash and cash equivalents	$25,099	$9,538
Restricted cash held	342	136
Cash held in escrow	—	300
Cash and cash equivalents, end of period	$25,441	$9,974

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
(Unaudited)

NOTE 1. NATURE OF OPERATIONS

Energy Focus, Inc. and its subsidiary engage in the design, development, manufacturing, marketing, and sale of energy-efficient lighting systems. We operate in a single industry segment, developing and selling our energy-efficient light-emitting diode (“LED”) lighting products into the military maritime and general commercial and industrial markets. We have aligned our resources and focused our efforts on the sale of our LED lighting products, in particular our military and commercial tubular LED (“TLED”) lines of products, into targeted vertical markets.

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

We have prepared the accompanying financial data for the three and six months ended June 30, 2016 and 2015 pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The accompanying financial data and information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015, as amended ("2015 Annual Report").

In the opinion of management, the accompanying financial statements contain all normal and recurring adjustments necessary to present fairly our Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015, Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended June 30, 2016 and 2015, Condensed Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2016, and Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015.

During the quarter ended June 30, 2016, we recorded an adjustment to reduce revenue by $814 thousand to reflect the return of products and related discounts on sales of products sold during the fourth quarter of 2015 and the first quarter of 2016. We determined that certain shipments did not comply with our process to assemble finished products with the applicable standard for those orders. This operational error did not relate to the safety or quality of the products, but instead to conformity with the manufacturing standard represented with respect to the product. This adjustment was recorded in the results for the quarter ended June 30, 2016. We also recorded an adjustment to inventory to write-down the value of this product remaining in inventory at June 30, 2016. These adjustments also increased accounts payable by $814 thousand, increased net inventories by

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
(Unaudited)

$221 thousand, reduced cost of sales by $221 thousand, and increased the net loss by $593 thousand. We have arranged for returns and credits for the impacted customers and have evaluated and are implementing improvements to our sales, supply chain, and manufacturing processes. We have also enhanced our communications with our customers regarding their purchasing requirements and implemented internal processes to ensure that our inventory fulfillment is in line with those needs. We have estimated an amount of the potential credits for the remaining affected customers and determined that the impact is likely to be not material to the condensed consolidated financial statements.

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

For the three months ended June 30, 2016, Atlantic Diving Supply, Inc. ("ADS"), a distributor for the U.S. Navy, accounted for approximately 36 percent of net sales. During the three months ended June 30, 2016, we amended our exclusive distributor agreement with ADS to extend it until March 31, 2017 and reduce the minimum commitment requirements for certain products. In addition, one of the largest global healthcare systems located in Northeast Ohio accounted for approximately 11 percent of net sales for the three months ended June 30, 2016. For the three months ended June 30, 2015, LED Lighting Solutions Global, LLC (an affiliate of Energy Management Products, LLC) ("LLS"), who was our former distributor for the U.S. Navy, accounted for approximately 79 percent of net sales and nearly all of the sales of products for the U.S. Navy.

For the six months ended June 30, 2016, DFAS Columbus accounted for approximately 11 percent of net sales and ADS accounted for approximately 27 percent of net sales, and together they comprised sales of products for the U.S. Navy totaling approximately 38 percent of net sales. In addition, one of the largest global healthcare systems located in Northeast Ohio accounted for approximately 11 percent of net sales for the six months ended June 30, 2016. For the six months ended June 30, 2015, LLS accounted for approximately 82 percent of net sales and nearly all of the sales of products for the U.S. Navy.

The indefinite duration, indefinite quantity ("IDIQ") U.S. Navy supply contract that we were awarded in 2011 terminates on August 1, 2016. This contract accounted for approximately $3.2 million in sales in 2015 and $1.6 million in sales for the six months ended June 30, 2016. The remainder of our sales for the U.S. Navy during these periods occurred through ship-level procurement, which purchasing is not impacted by the termination of this agreement.

At June 30, 2016, ADS accounted for approximately 64 percent of net trade accounts receivable. At December 31, 2015, ADS accounted for approximately 62 percent of net trade accounts receivable.

Recent accounting pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which significantly changes the accounting for credit losses on instruments within its scope. The new guidance introduces an approach based on

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
(Unaudited)

expected losses to estimate credit losses on certain financial instruments, including trade receivables, and requires an entity to recognize an allowance based on its estimate of expected credit losses rather than incurred losses. This standard will be effective for interim and annual periods beginning after December 15, 2019. We are in the process of evaluating the impact of the standard.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow Scope Improvements and Practical Expedients, which was intended to address implementation issues raised by stakeholders regarding collectability, non-cash consideration, presentation of sales tax, and transition. The amendments clarify the requirement to assess the collectability of contract consideration, specify that non-cash consideration should be measured at contract inception, allow entities to present sales net of sales taxes collected from customers, and provide a practical expedients related to completed contracts and contracts modified prior to adopting the new standard. These amendments are to be adopted concurrently with ASU No. 2014-09. We are in the process of evaluating the impact of the standard.

In March 2016, the FASB issued ASU No. 2016-09, Compensation–Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which changes the accounting for employee share-based payments. This standard addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This standard will be effective for interim and annual periods beginning after December 15, 2016, and early adoption is permitted. We are in the process of evaluating the impact of the standard.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, which impacts the accounting for leasing transactions. This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. In addition, this standard requires both lessees and lessors to disclose certain key information about lease transactions. This standard will be effective for interim and annual periods beginning after December 15, 2018. We are in the process of evaluating the impact of the standard.

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires entities to present deferred tax assets ("DTAs") and deferred tax liabilities ("DTLs") as noncurrent in a classified balance sheet. This presentation simplifies the current guidance, which requires entities to separately present DTAs and DTLs as current or noncurrent in a classified balance sheet. The netting of DTAs and DTLs by tax jurisdiction is still required under the new guidance. The standard is effective for interim and annual periods beginning after December 15, 2016, and early adoption is permitted. We expect to adopt this ASU on January 1, 2017, as required. The adoption of this ASU is not expected to have a material impact on our disclosures as a result of the full valuation allowance we have recorded against our DTAs.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
(Unaudited)

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

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330), which requires entities to measure most inventory at the lower of cost and net realizable value. This measure simplifies the current guidance, which requires entities to measure inventory at the lower of cost or market, where market is defined as one of three different measures, including net realizable value. The ASU does not apply to inventories measured by using either the last-in, first-out method or the retail inventory method. The ASU is effective prospectively for interim and annual periods beginning after December 15, 2016, and early adoption is permitted. We expect to adopt the new standard on January 1, 2017, as required, and do not expect the adoption of this ASU to have a material impact on our consolidated results of operations, cash flows, or financial position.

Update to significant accounting policies

There have been no material changes to our significant accounting policies, as compared to those described in our 2015 Annual Report.

Net (loss) income per share

Basic (loss) earnings per share is computed by dividing net (loss) income available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted (loss) earnings per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of incremental shares upon the exercise or release of stock options, restricted stock units, and warrants, unless the effect would be anti-dilutive.

The following is a reconciliation of the numerator and denominator of the basic and diluted net (loss) income per share computations for the periods presented below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Numerator:
(Loss) income from continuing operations	$(3,916)	$2,192	$(5,893)	$3,416
Loss from discontinued operations	—	(81)	(12)	(176)
Net (loss) income	$(3,916)	$2,111	$(5,905)	$3,240

Denominator:
Basic weighted average common shares outstanding	11,657	10,019	11,653	9,846
Potential common shares from equity awards and warrants	—	119	—	212
Diluted weighted average shares	11,657	10,138	11,653	10,058

As a result of the net loss we incurred for the three and six months ended June 30, 2016, approximately 146 thousand and 183 thousand options, restricted stock units, and warrants, respectively, were excluded from the net loss per share calculation, as

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
(Unaudited)

their inclusion would have been anti-dilutive. Therefore, for the three and six months ended June 30, 2016, the basic weighted average shares outstanding were used in calculating diluted loss per share.

Product warranties

Through March 31, 2016, we warranted finished goods against defects in material and workmanship under normal use and service for periods generally between one and five years. Beginning April 1, 2016, we warrant commercial LED tubes, LED dock lights, globes, and retrofit kits for a period of ten years. Settlement costs consist of actual amounts expensed for warranty, which are largely a result of the cost of replacement products. A liability for the estimated future costs under product warranties is maintained for products and services outstanding under warranty. Extending the warranty did not have a material impact to our condensed consolidated financial statements for the three and six months ended June 30, 2016. The following table summarizes warranty activity for the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Balance at beginning of period	$327	$410	$314	$81
Accruals for warranties issued	30	49	46	381
Adjustments to existing warranties	(52)	(56)	(52)	(56)
Settlements made during the period (in cash or in kind)	(7)	(12)	(10)	(15)
Accrued warranty reserve	$298	$391	$298	$391

Debt

During the three and six months ended June 30, 2015, we incurred interest expense of approximately $26 thousand and $49 thousand, respectively, in connection with our former revolving credit facility that was terminated in December 2015. For a full description of our debt financing, please refer to Note 7, "Debt," included under Item 8 of our 2015 Annual Report.

Geographic information

Approximately 99 percent of our long-lived fixed assets are located in the United States, with the remainder located in Taiwan. Net sales attributable to customers outside the United States accounted for less than one percent and approximately three percent of our total net sales for the three and six months ended June 30, 2016, respectively. Net sales attributable to customers outside the United States accounted for less than one percent of our total net sales for the three and six months ended June 30, 2015. The geographic location of our net sales is derived from the destination to which we ship the product.

Related Party Transactions

On February 27, 2012, we entered into an Asian Business Development/Collaboration Agreement with Communal International Ltd. ("Communal"), a British Virgin Islands company that is 50 percent owned by James Tu, our Executive Chairman and Chief Executive Officer and 50 percent owned by Yeh-Mei Cheng, the mother of Simon Cheng, a current member of our Board of Directors and an employee of the Company. On December 23, 2015, we terminated this agreement. For the three and six months ended June 30, 2015, nothing was paid under this agreement and we recorded expense of $56 thousand and $113 thousand, respectively. For a full discussion of our related parties and the Communal agreement, please refer to Note 14, "Related Party Transactions," included under Item 8. of our 2015Annual Report.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
(Unaudited)

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

As a result of exiting EFLS and selling CLL and the pool products businesses, we have eliminated all net sales and expenses associated with this business from the Condensed Consolidated Statements of Operations, and have reported the net loss from those activities as discontinued operations in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
(Unaudited)

The following table summarizes the components included in loss from discontinued operations in our Condensed Consolidated Statements of Operations for the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net sales	$—	$390	$—	$947
Cost of sales	—	198	—	505
Gross profit	—	192	—	442

Operating expenses of discontinued operations	—	278	—	562
Other (income) expenses	—	(41)	—	(6)
Loss on disposal of discontinued operations	—	36	12	72
Loss from discontinued operations before income taxes	—	(81)	(12)	(186)
Benefit from income taxes	—	—	—	(10)
Loss from discontinued operations	$—	$(81)	$(12)	$(176)

The following table shows the components of loss from discontinued operations by business for the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Crescent Lighting Limited	$—	$(31)	$—	$(83)
Energy Focus LED Solutions, LLC	—	(14)	—	(31)
Loss from discontinued operations	—	(45)	—	(114)

Pool division	—	(36)	(12)	(72)
Loss on disposal of discontinued operations	—	(36)	(12)	(72)

Loss from discontinued operations before income taxes	—	(81)	(12)	(186)

Benefit from income taxes	—	—	—	(10)

Loss from discontinued operations	$—	$(81)	$(12)	$(176)

Included in the loss on disposal of discontinued operations are legal fees incurred for the arbitration associated with our pool products business, as described above. There were no other revenues or expenses associated with this business.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
(Unaudited)

NOTE 4. INVENTORIES

Inventories are stated at the lower of standard cost (which approximates actual cost determined using the first-in, first-out cost method) or market, and consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Raw materials	$5,680	$4,577
Finished goods	10,154	4,577
Reserve for excess, obsolete, and slow moving inventories	$(1,240)	$(1,422)
Inventories, net	$14,594	$7,732

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets and consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Equipment (useful life 3 to 15 years)	$3,388	$2,864
Tooling (useful life 2 to 5 years)	802	851
Vehicles (useful life 5 years)	78	39
Furniture and fixtures (useful life 5 years)	170	104
Computer software (useful life 3 years)	707	581
Leasehold improvements (the shorter of useful life or lease life)	534	509
Construction in progress	519	310
Property and equipment at cost	6,198	5,258
Less: accumulated depreciation	(3,059)	(2,829)
Property and equipment, net	$3,139	$2,429

Depreciation expense was $185 thousand and $52 thousand for the three months ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016 and 2015, depreciation expense was $336 thousand and $101 thousand, respectively.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
(Unaudited)

NOTE 6. INCOME TAXES

The components of the provision for income taxes are shown below for the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Current:
U.S. federal	$—	$813	$—	$813
State	—	110	11	110
Provision for income taxes	$—	$923	$11	$923

As a result of the operating loss incurred during the three and six months ended June 30, 2016, and after the application of the annual limitation set forth under Section 382 of the Internal Revenue Code ("IRC"), there was no provision recorded for U.S. federal income tax. For the six months ended June 30, 2016, we recorded $11 thousand for various states income taxes.

For the three and six months ended June 30, 2015, we recorded a provision of $923 thousand for U.S. federal and various states income taxes after the application of the annual limitation set forth under Section 382 of the IRC.

At June 30, 2016 and December 31, 2015, we had a full valuation allowance recorded against our deferred tax assets. The valuation allowance was recorded due to uncertainties related to our ability to utilize the deferred tax assets, primarily consisting of certain net operating losses carried forward. The valuation allowance is based upon management’s estimates of taxable income by jurisdiction and the periods over which the deferred tax assets will be recoverable.

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

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
(Unaudited)

NOTE 7. STOCKHOLDERS’ EQUITY

Warrants

A summary of warrant activity for the six months ended June 30, 2016 is presented as follows:

	Warrants Outstanding	Weighted Average Exercise Price During Period
Balance at December 31, 2015	14,250	$4.30
Exercised	—	—
Canceled/forfeited	(7,500)	4.30
Expired	—	—
Balance at June 30, 2016	6,750	$4.30

Exercisable at June 30, 2016	—	$—

Stock-based compensation

Stock-based compensation expense is attributable to stock options and restricted stock unit awards. For all stock-based awards, we recognize expense using a straight-line amortization method.

The following table summarizes stock-based compensation expense and the impact it had on operations for the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Cost of sales	$10	$15	$24	$18
Product development	20	13	36	16
Selling, general, and administrative	354	144	580	250
Total stock-based compensation	$384	$172	$640	$284

Total unearned stock-based compensation was $2.0 million at June 30, 2016, compared to $1.1 million at June 30, 2015. These costs will be charged to expense and amortized on a straight-line basis in subsequent periods. The weighted average period over which the unearned compensation at June 30, 2016 is expected to be recognized is approximately 2.1 years.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
(Unaudited)

Stock options

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. Estimates utilized in the calculation include the expected life of the option, risk-free interest rate, and expected volatility, and are further comparatively detailed as follows:

	Six months ended June 30,
	2016	2015
Fair value of options issued	$5.59	$4.11
Exercise price	$7.42	$5.54
Expected life of option (in years)	5.8	5.8
Risk-free interest rate	1.6%	1.7%
Expected volatility	93.3%	88.3%
Dividend yield	0.0%	0.0%

A summary of option activity under all plans for the six months ended June 30, 2016 is presented as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)
Balance at December 31, 2015	602,207	$8.58
Granted	123,790	7.42
Exercised	(68,307)	4.59
Canceled/forfeited	(43,725)	7.97
Expired	—	—
Balance at June 30, 2016	613,965	$8.84	7.9

Vested and expected to vest at June 30, 2016	577,223	$8.94	7.8

Exercisable at June 30, 2016	384,778	$9.54	7.2

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
(Unaudited)

Restricted stock units

A summary of restricted stock unit activity under all plans for the six months ended June 30, 2016 is presented as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in years)
Balance at December 31, 2015	57,500	$7.31
Granted	270,895	6.67
Released	(10,000)	15.08
Canceled/forfeited	(45,770)	6.84
Balance at June 30, 2016	272,625	$6.47	2.0

NOTE 8. COMMITMENTS AND CONTINGENCIES

We are the subject of threatened or pending legal actions and contingencies in the normal course of conducting our business. We provide for costs related to these matters when a loss is probable and the amount can be reasonably estimated. The effect of the outcome of these matters on our future results of operations and liquidity cannot be predicted because any such effect depends on future results of operations and the amount or timing of the resolution of such matters. While it is not possible to predict the future outcome of such matters, we believe that the ultimate resolution of such individual or aggregated matters will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows. For certain types of claims, we maintain insurance coverage for personal injury and property damage and other liability coverages in amounts and with deductibles that we believe are prudent, but there can be no assurance that these coverages will be applicable or adequate to cover adverse outcomes of claims or legal proceedings against us.

On December 22, 2014, a former employee filed a lawsuit against us in the Superior Court of the State of California, County of San Diego alleging wrongful termination and other claims related to his employment with us. We subsequently removed the case to the United States District Court for the Southern District of California. On May 1, 2015, we entered into a settlement agreement with the plaintiff, which assigns no culpability to any party and provides for a payment by us in exchange for full settlement and release of his claims. For a full discussion of the lawsuit and settlement agreement, please refer to Note 10, "Commitments and Contingencies," included under Item 8. of our 2015 Annual Report. At June 30, 2015, the total settlement amount had been paid to the plaintiff. For the six months ended June 30, 2015, we had approximately $330 thousand associated with this settlement included in the Condensed Consolidated Statements of Operations under the caption, "Selling, general, and administrative."

Leases

On March 28, 2016, we signed a 64 month non-cancellable lease for a larger office in New York, New York, replacing a previous month-to-month lease. The initial base rent is approximately $333 thousand annually, with an increase beginning in the 34th month, and will be recognized on a straight-line basis over the lease term. In connection with this lease agreement, we entered into a standby letter of credit agreement for approximately $342 thousand, and we have classified the same amount as restricted cash in the Condensed Consolidated Balance Sheets under the caption "Cash and cash equivalents."

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

Overview

Energy Focus, Inc. and its subsidiary engage in the design, development, manufacturing, marketing, and sale of energy-efficient lighting systems. We operate in a single industry segment, developing and selling our energy-efficient light-emitting diode ("LED") lighting products into the military maritime market, and general commercial and industrial markets. We have aligned our resources and focused our efforts on the sale of our LED lighting products, in particular our military and commercial tubular LED (“TLED”) lines of products, into targeted vertical markets of military maritime, government, healthcare, education, industrial and manufacturing, and national retail. Our goal is to become a leader in the LED lighting retrofit market by replacing fluorescent lamps in general purpose and high-intensity discharge (“HID”) lighting in low-bay and high-bay applications with our innovative, high-quality TLED products.

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

Our military maritime sales continue to be impacted by the slowdown in demand from Navy ships compared to the rapid pace of 2015. We are working with our distributors and sales channels to broaden our sales opportunities and have revised certain distribution commitments to enhance our ability to manage our inventory accordingly. The U.S. Navy IDIQ supply contract that we were awarded in 2011 will terminate on August 1, 2016, which accounted for approximately $3.2 million in sales in 2015 and $1.6 million in sales for the six months ended June 30, 2016. The remainder of our sales for the U.S. Navy during these periods occurred through ship-level procurement, which purchasing is not impacted by the termination of this agreement.

Through continued efforts to diversify our customer base and enhance the manner in which we approach our targeted vertical markets, net sales of our commercial products showed continued growth for the three and six months ended June 30, 2016 as compared to the prior year periods, but reflected challenges in sustaining sequential quarter growth due to the timeframe in which we may secure large orders.

We continue to invest in our direct sales force and marketing personnel, and the other talent and infrastructure necessary to support the increasing scale of our commercial operations across a variety of other functions, and the sale cycles for our target markets may continue to span several months. As a result, our financial results continue to be subject to the impacts of our growth initiatives and fluctuations in the timing of our military maritime product sales and the pace and size of commercial projects, and we may dedicate significant resources to a targeted customer or industry before we achieve meaningful results or are able to effectively evaluate our success.

During the quarter ended June 30, 2016, we recorded an adjustment to reduce revenue by $814 thousand to reflect the return of products and related discounts on sales of products sold during the fourth quarter of 2015 and the first quarter of 2016. We determined that certain shipments did not comply with our process to assemble finished products in conformity with the applicable standard for those orders. This operational error did not relate to the safety or quality of the products, but instead to conformity with the manufacturing standard represented with respect to the product. This adjustment was recorded in the results for the quarter ended June 30, 2016. We also recorded an adjustment to inventory to write-down the value of this product remaining in inventory at June 30, 2016. These adjustments also increased accounts payable by $814 thousand, increased net inventories by $221 thousand, reduced cost of sales by $221 thousand, and increased the net loss by $593 thousand, as discussed below. We have arranged for returns and credits for the impacted customers and have evaluated and are implementing improvements to our sales, supply chain, and manufacturing processes. We have also enhanced our communications with our customers regarding their purchasing requirements and implemented internal processes to ensure that our inventory fulfillment is in line with those needs. We have estimated an amount of the potential credits for the remaining affected customers and determined that the impact is likely to be not material to the condensed consolidated financial statements.

Results of operations

The following table sets forth items in our Condensed Consolidated Statements of Operations as a percentage of net sales for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.6	54.2	63.6	56.3
Gross profit	35.4	45.8	36.4	43.7

Operating expenses:
Product development	12.0	4.0	10.7	4.2
Selling, general, and administrative	78.4	22.3	63.6	24.2
Total operating expenses	90.4	26.3	74.3	28.4
(Loss) income from operations	(55.0)	19.5	(37.9)	15.3

Other expenses (income):
Interest expense	—	0.2	—	0.2
Other (income) expenses	(0.1)	0.1	(0.1)	0.1

(Loss) income from continuing operations before income taxes	(54.9)	19.2	(37.8)	15.0
Provision for income taxes	—	5.7	0.1	3.2
(Loss) income from continuing operations	(54.9)	13.5	(37.9)	11.8

Discontinued operations:
Loss from discontinued operations	—	(0.3)	—	(0.4)
Loss on disposal of discontinued operations	—	(0.2)	(0.1)	(0.2)

Loss from discontinued operations before income taxes	—	(0.5)	(0.1)	(0.6)
Benefit from income taxes	—	—	—	—

Loss on disposal of discontinued operations	—	(0.5)	(0.1)	(0.6)

Net (loss) income	(54.9)%	13.0%	(38.0)%	11.2%

Net sales

A further breakdown of our net sales is presented in the following table (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Commercial products (1)	$3,301	$2,143	$7,904	$3,911
Military maritime products	3,825	14,086	7,647	24,888
R&D services	—	3	—	20
Total net sales	$7,126	$16,232	$15,551	$28,819

(1) Reflects the adjustment recorded during the period to reduce revenue by $814 thousand for product return and related sales credits discussed above.

Net sales of $7.1 million for the second quarter of 2016 decreased 56.1 percent compared to the second quarter of 2015. The decrease was due to lower sales of our military maritime products for the U.S. Navy and the revenue adjustment, partially offset by an increase in commercial products sales. Net sales of our commercial products, including the $814 thousand revenue adjustment described above, increased 54.0 percent compared to the second quarter of 2015, as we continued our efforts to diversify and expand our commercial markets.

Net sales of $15.6 million for the first six months of 2016 decreased 46.0 percent compared to the first six months of 2015. The decrease was due to lower sales of our military maritime products for the U.S. Navy and the revenue adjustment, partially offset by an increase in commercial product sales. Net sales of our commercial products, including the $814 thousand revenue adjustment described above, increased 102.1 percent compared to the first six months of 2015, as we continued our efforts to diversify and expand our commercial markets.

Gross profit

Gross profit was $2.5 million, or 35.4 percent of net sales, for the second quarter of 2016, compared to $7.4 million, or 45.8 percent of net sales for the second quarter of 2015. The decrease in gross profit was due primarily to lower sales and product mix, as well as the adjustment for product returns and related credits to sales and inventory adjustments affecting cost of sales described above. The decrease in gross profit as a percentage of sales is primarily the result of product mix related to our diversification and expansion efforts in the markets in which we sell our commercial products, as our commercial products generally have lower margins than our military maritime products. Additionally, the revenue and inventory adjustments affecting cost of sales of $814 thousand and $221 thousand, respectively caused a decline in gross profit as a percentage of sales of 3.8 percentage points for the second quarter of 2016.

Gross profit was $5.7 million, or 36.4 percent of net sales, for the first six months of 2016, compared to $12.6 million, or 43.7 percent of net sales for the first six months of 2015. The decrease in gross profit was due primarily to lower sales and product mix in the first half of 2016 compared to the first half of 2015, as well as the adjustment for product returns and related credits to sales and inventory adjustments affecting cost of sales described above. The decrease in gross profit as a percentage of sales is the result of product mix related to our diversification and expansion efforts in the markets in which we sell our commercial products, as our commercial products generally have lower margins than our military maritime products. Additionally, the revenue and inventory adjustments affecting cost of sales of $814 thousand and $221 thousand, respectively caused a decline in gross profit as a percentage of sales of 1.9 percentage points for the first six months of 2016.

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

Total gross and net product development spending, including revenues and credits from government contracts, is presented in the following table (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Gross product development expenses	$854	$695	$1,751	$1,352
Cost recovery through cost of sales	—	(3)	—	(20)
Cost recovery and other credits	—	(38)	(93)	(136)
Net product development expenses	$854	$654	$1,658	$1,196

Gross product development expenses were $854 thousand for the second quarter of 2016, a $159 thousand increase compared to the second quarter of 2015. The increase resulted from higher salaries and related benefits of approximately $301 thousand, as we added personnel in the United States for both military maritime and commercial product development and opened a product development office in Taiwan in July 2015 to support the development of our commercial LED lighting products. This increase was partially offset by decreases in product development-related legal and consulting costs of $113 thousand and $37 thousand, respectively.

For the six months ended June 30, 2016, gross product development expenses were $1.8 million, a $399 thousand increase compared to the first six months ended June 30, 2015. The increase resulted from higher salaries and related benefits of approximately $482 thousand, as we added personnel in the United States for both military maritime and commercial product development and opened a product development office in Taiwan in July 2015 to support the development of our commercial LED lighting products. In addition, product testing and related fees for the development of our LED lighting technology products increased approximately $82 thousand and building rent expense increased approximately $34 thousand due to the addition of the Taiwan office and additional space acquired in Solon, Ohio. These increases were partially offset by decreases in product development-related legal costs of $194 thousand.

Selling, general and administrative

Selling, general and administrative expenses were $5.6 million, or 78.4 percent of net sales, for the second quarter of 2016, compared to $3.6 million, or 22.3 percent of net sales, for the second quarter of 2015. The increase in selling, general and administrative expenses is the result of our efforts to build the sales and related administrative infrastructure to support our growth efforts for our commercial products. For the three months ended June 30, 2016, sales commissions increased approximately $373 thousand compared to the three months ended June 30, 2015. This increase was primarily due to higher outside sales commissions, as we revised our selling relationship for our military maritime products for the U.S. Navy in October 2015 such that we began using an outside sales representative who earns a commission on these sales. Previously, we used this sales representative as a distributor who in turn sold to another distributor for the U.S. Navy. We believe this change in the selling relationship allows us to stay closer to the U.S. Navy's supply chain. In addition, consulting services expense increased approximately $365 thousand, stock-based compensation increased approximately $209 thousand, severance and settlement costs increased approximately $189 thousand, network and software costs increased $143 thousand, legal and professional fees increased $123 thousand, trade show and other marketing costs increased $109 thousand, travel and related expenses increased $99 thousand, salaries and related benefits increased $90 thousand, and building rent expense increased $64 thousand during the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

For the six months ended June 30, 2016, selling, general, and administrative expenses were $9.9 million, or 63.6 percent of net sales, compared to $7.0 million, or 24.2 percent of net sales, for the six months ended June 30, 2015. The increase in selling, general and administrative expenses is the result of our efforts to build the sales and related administrative infrastructure to support our growth efforts. For the first half of 2016, salaries and related benefits increased approximately $710 thousand, consulting services expense increased approximately $498 thousand, stock-based compensation expense increased approximately $330 thousand, trade show and other marketing costs increased approximately $305 thousand, travel and related expenses increased approximately $209 thousand, network and software costs increased approximately $196 thousand, building rent expense increased approximately $149 thousand, and legal and professional fees increased approximately $138 thousand compared to the first half of 2015. Additionally, sales commissions increased approximately $584 thousand compared to the first half of 2015 primarily as a result of changing the selling relationship with our former distributor for the military maritime product for the U.S. Navy to an outside sales representative who earns a commission on these sales, as discussed above. These increases were partially offset by lower severance and settlement costs and uncollectible accounts receivable expenses of approximately $117 thousand and $85 thousand, respectively, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

Other income and expenses

Interest expense

As a result of settling our debt obligations during the fourth quarter of 2015, we incurred no interest expense for the three and six months ended June 30, 2016. We incurred $26 thousand and $49 thousand, respectively, in interest expense on our debt obligations for the three and six months ended June 30, 2015.

Other income and expenses

Other income was $6 thousand for the second quarter of 2016, compared to other expenses of $16 thousand for the second quarter of 2015. For the six months ended June 30, 2016 other income was $9 thousand, compared to other expenses of $38 thousand for the same prior year period. The income for the three and six months ended June 30, 2016 primarily consisted of interest income on our cash balances. The expenses for the three and six months ended June 30, 2015 primarily consisted of non-cash amortization of fees related to our former revolving credit facility.

Provision for (benefit from) income taxes

Due to the operating loss incurred during the three months ended June 30, 2016 and after application of the annual limitation set forth under Section 382 of the Internal Revenue Code ("IRC"), there was no provision recorded for U.S. federal income tax or various states' income tax. Due to the operating losses incurred in the first half of 2016 and after the application of the annual limitation set forth under Section 382 of the Internal Revenue Code ("IRC"), there was no provision recorded for U.S. federal income tax and $11 thousand was recorded for various states' income tax. For the three and six months ended June 30, 2015, we recorded a provision for U.S. federal and various states' income taxes of $923 thousand after the application of the annual limitation set forth under Section 382 of the IRC.

Net (loss) income

For the three months ended June 30, 2016, net loss was $3.9 million, compared to net income of $2.1 million for the three months ended June 30, 2015. Lower net sales including the impact of the revenue adjustment for product returns and related credits to sales and inventory, changes in product mix in the second quarter of 2016, as well as continued investments in our corporate infrastructure to support future growth for our commercial products contributed to the difference in operating results.

For the six months ended June 30, 2016, net loss was $5.9 million, compared to net income of $3.2 million for the six months ended June 30, 2015. Lower net sales including the impact of the revenue adjustment for product returns and related credits to sales and inventory, changes in product mix in the first half of 2016, as well as continued investments in our corporate infrastructure contributed to the difference in operating results.

Financial condition

We have historically incurred substantial losses, and as of June 30, 2016, we had an accumulated deficit of $86.0 million. Additionally, two customers accounted for approximately 36 percent and 11 percent of our net sales for the three months ended June 30, 2016, and one customer accounted for approximately 27 percent, and two customers each accounted for 11 percent of our net sales for the six months ended June 30, 2016. Net sales for our military maritime products for the U.S. Navy have declined from the rapid pace experienced in 2015. For the three months ended June 30, 2015, LED Lighting Solutions Global, LLC (an affiliate of Energy Management Products, LLC) ("LLS") accounted for approximately 79 percent of net sales, and nearly all of the sales of products for the U.S. Navy. For the six months ended June 30, 2015, LLS accounted for approximately 82 percent of net sales, and nearly all of the sales of products for the U.S. Navy.

During the third quarter of 2015, we raised approximately $23.6 million, net of fees, from a follow-on public offering of 1.5 million shares of our common stock, and had cash and cash equivalents of $25.4 million at June 30, 2016. While we were profitable for the year ended December 31, 2015, we incurred losses for the first half of 2016. In order for us to again be profitable and grow our business, we will need to continue executing our marketing and sales plans for our energy-efficient LED lighting products to expand our customer base, and continue to develop new technologies into sustainable product lines.

There is a risk that our business may not be as successful as we envision as we work to expand our customer base and grow net sales from commercial customers in our targeted vertical markets and address the slowdown in our military maritime business.

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

If we fail to generate cash to grow our business, we would need to delay or scale back our business plan, reduce our operating costs, or reduce our headcount, each of which could have a material adverse effect on our business, future prospects, and financial condition.

Liquidity and capital resources
Cash and cash equivalents
At June 30, 2016, our cash and cash equivalents balance was approximately $25.4 million, compared to approximately $34.6 million at December 31, 2015. The balance at June 30, 2016 included restricted cash of $342 thousand, compared to $113 thousand at December 31, 2015. The restricted cash balance at June 30, 2016 represents a letter of credit requirement under our New York office lease obligation. The restricted cash balance at December 31, 2015 related to funds to be used exclusively for a research and development project with the National Shipbuilding Research Program. Additionally, our cash balance at December 31, 2015 included $300 thousand held in escrow of the purchase price from the sale of our pool products business related to outstanding buyer claims, but we offset the full escrow amount by the expected costs to settle such claims. During the first quarter of 2016, these claims were settled and the escrow balance was released to the buyer. For more information on the cash remaining in escrow, please refer to Note 3, "Discontinued Operations," included under Part I, Item 1 of this Quarterly Report.

The following summarizes cash flows from operating, investing, and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows (in thousands):

	Six months ended June 30,
	2016	2015
Net cash (used in) provided by operating activities	$(8,209)	$701

Net cash used in investing activities	$(1,047)	$(360)

Net cash provided by financing activities	$77	$2,588

Net cash (used in) provided by operating activities

Net cash used in operating activities was $8.2 million for the six months ended June 30, 2016, and resulted primarily from the net loss incurred of $5.9 million, as well as increased inventory balances to meet the demand principally for our commercial LED products that has been slower than we anticipated, higher prepaid expenses and other assets principally related to deposits on inventory purchases, and lower accrued sales commissions and incentives, as amounts accrued at December 31, 2015 were paid in the first quarter of 2016. These increases were partially offset by trade accounts receivable receipts due to the timing of shipments in December 2015. Net cash provided by operating activities was $0.7 million for the six months ended June 30, 2015, and resulted from the net income we earned, as well as, increases in accruals for income taxes and warranties. These increases were offset by increased inventory balances to meet the increased demand for our LED products and lower accounts payable balances related to the timing of payments to vendors.

Net cash used in investing activities

Net cash used in investing activities was $1.0 million for the six months ended June 30, 2016, and resulted primarily from the implementation of new modules and capabilities of our surface mount technology equipment purchased in 2015 and our licensed enterprise resource planning (ERP) system, as well as the purchase of tradeshow booths to support our sales and marketing initiatives. Net cash used in investing activities was $360 thousand for the six months ended June 30, 2015, and resulted primarily from acquisitions of computer equipment and software to support our expanded workforce and ERP implementation.

Net cash provided by financing activities

Net cash provided by financing activities was $77 thousand for the six months ended June 30, 2016, compared to $2.6 million provided for the six months ended June 30, 2015. Net cash provided by financing activities for the six months ended June 30, 2016 resulted from the proceeds received for the exercise of stock options and purchases of stock through our employee stock purchase program, partially offset by the effect of issuing and immediately repurchasing our stock in stock swap and hold stock option exercises. Net cash provided by financing activities for the six months ended June 30, 2015 primarily included $2.5 million received in proceeds for exercises of outstanding warrants.

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

On April 19, 2016 we signed a 74 month non-cancellable lease commencing on May 1, 2016 for our corporate headquarters and manufacturing facility located in Solon, Ohio. This lease consolidates and extends our prior lease agreements that were set to expire on April 30, 2017 and increases the total leased space to 116,592 square feet. The base rent is approximately $618 thousand annually, and will be recognized on a straight-line basis over the lease term.

Credit facilities

During the fourth quarter of 2015 we terminated our revolving line of credit. We had no credit facility or other debt obligations outstanding as of June 30, 2016.

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

For the three months ended June 30, 2016, Atlantic Diving Supply, Inc. ("ADS"), a distributor for the U.S. Navy, accounted for approximately 36 percent of net sales. In addition, one of the largest global healthcare systems located in Northeast Ohio accounted for approximately 11 percent of net sales for the three months ended June 30, 2016. During the three months ended June 30, 2016, we amended our exclusive distributor agreement with ADS to extend it until March 31, 2017 and reduce the minimum commitment requirements for certain products. For the three months ended June 30, 2015, LED Lighting Solutions Global, LLC (an affiliate of Energy Management Products, LLC) ("LLS") accounted for approximately 79 percent of net sales, and nearly all of the sales of products for the U.S. Navy.

For the six months ended June 30, 2016, DFAS Columbus accounted for approximately 11 percent of net sales, and ADS accounted for approximately 27 percent of net sales, and together they comprised sales of products for the U.S. Navy totaling approximately 38 percent of net sales. In addition, one of the largest global healthcare systems located in Northeast Ohio accounted for approximately 11 percent of net sales for the six months ended June 30, 2016. For the six months ended June 30, 2015, LLS accounted for approximately 82 percent of net sales, and nearly all of the sales of products for the U.S. Navy.

The U.S. Navy supply contract that we were awarded in 2011 terminates on August 1, 2016, which accounted for approximately $3.2 million in sales in 2015 and $1.6 million in sales for the six months ended June 30, 2016. The remainder of our sales for the U.S. Navy during these periods occurred through ship-level procurement, which purchasing is not impacted by the termination of this agreement.

At June 30, 2016, ADS accounted for approximately 64 percent of net trade accounts receivable. At December 31, 2015, ADS accounted for approximately 62 percent of net trade accounts receivable.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective as of June 30, 2016.

(b) Changes in internal control over financial reporting

There has been no material change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the three months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ENERGY FOCUS, INC.

Date:	August 11, 2016	By:	/s/ James Tu
James Tu
Executive Chairman, President and Chief Executive Officer

By:	/s/ Marcia J. Miller
Marcia J. Miller
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Documents

3.1	Certificate of Incorporation of Energy Focus, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q filed on November 13, 2013).

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

10.1
Agreement and General Release of Claims, dated May 6, 2016 between Eric W. Hilliard and Energy Focus, Inc. (incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed May 11, 2016).

10.2
Separation Agreement and Release dated June 17, 2016 between Marcia J. Miller and Energy Focus, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed June 21, 2016).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101
The following financial information from our Quarterly Report for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended June 30, 2016 and 2015, (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity for the six months ended June 30, 2016, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (vi) the Notes to Condensed Consolidated Financial Statements.

*
Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.