Form 10-Q
period 2016-09-30
ENERGY FOCUS, INC/DE
filed 2016-11-14
CIK 924168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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
Yes ☐    No ☑

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of November 10, 2016 was 11,690,030.

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

We believe that important factors that could cause our actual results to differ materially from forward-looking statements include, but are not limited to, the risks and uncertainties outlined under “Risk Factors” under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 and Part II, Item 1A of this Quarterly Report and other matters described in this Quarterly Report generally. Some of these factors include:

•	our reliance on a limited number of customers, in particular our sales of products for the U.S. Navy, for a significant portion of our revenue, and our ability to maintain or grow such sales levels;

•	our history of operating losses and our ability to generate sufficient cash from operations or receive sufficient financing, on acceptable terms, to continue our operations;

•	our ability to implement and manage our growth plans to increase sales and control expenses;

•	our ability to increase demand in our targeted markets and to manage sales cycles that are difficult to predict and may span several quarters;

•	the timing of large customer orders and significant expenses as we invest in growth opportunities;

•	general economic conditions in the United States and in other markets in which we operate or secure products;

•	market acceptance of LED lighting technology;

•
our dependence on military maritime customers and on the levels of government funding available to such customers, as well as the funding resources of our other customers in the public sector and commercial markets;

•	our compliance with government contracting laws and regulations, through both direct and indirect sale channels;

•	our ability to respond to new lighting technologies and market trends, and fulfill our warranty obligations with safe and reliable products;

•	any delays we may encounter in making new products available or fulfilling customer specifications;

•	our ability to compete effectively against companies with greater resources;

•	our ability to protect our intellectual property rights and the impact of any type of legal claim or dispute;

•
our reliance on a limited number of third-party suppliers, our ability to obtain critical components and finished products from such suppliers on acceptable terms, and the impact of our fluctuating demand on the stability of such suppliers;

•	our ability to timely and efficiently transport products from our third-party suppliers to our facility by ocean marine channels;

•	our ability to attract and retain qualified personnel;

•	risks inherent in international markets, such as economic and political uncertainty, changing regulatory and tax requirements and currency fluctuations; and

•	our ability to maintain effective internal controls and otherwise comply with our obligations as a public company.

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

ITEM 1. FINANCIAL STATEMENTS
ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$19,587	$34,640
Trade accounts receivable, less allowances of $103 and $155, respectively	5,074	10,110
Inventories, net	14,017	7,732
Prepaid and other current assets	1,061	740
Total current assets	39,739	53,222

Property and equipment, net	3,313	2,429
Other assets	38	51
Total assets	$43,090	$55,702

LIABILITIES
Current liabilities:
Accounts payable	$3,371	$7,295
Accrued liabilities	624	355
Accrued payroll and related benefits	924	1,243
Accrued sales commissions	384	1,005
Accrued warranty reserve	295	314
Deferred revenue	—	93
Total current liabilities	5,598	10,305

Other liabilities	99	77
Total liabilities	5,697	10,382

STOCKHOLDERS' EQUITY
Preferred stock, par value $0.0001 per share:
Authorized: 2,000,000 shares in 2016 and 2015
Issued and outstanding: no shares in 2016 and 2015	—	—
Common stock, par value $0.0001 per share:
Authorized: 30,000,000 shares in 2016 and 2015
Issued and outstanding: 11,690,030 at September 30, 2016 and 11,648,978 at December 31, 2015	1	1
Additional paid-in capital	126,522	125,369
Accumulated other comprehensive income	2	—
Accumulated deficit	(89,132)	(80,050)
Total stockholders' equity	37,393	45,320
Total liabilities and stockholders' equity	$43,090	$55,702

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net sales	$8,261	$18,335	$23,812	$47,154
Cost of sales	5,179	9,205	15,063	25,433
Gross profit	3,082	9,130	8,749	21,721

Operating expenses:
Product development	809	738	2,467	1,935
Selling, general, and administrative	5,423	4,651	15,323	11,620
Total operating expenses	6,232	5,389	17,790	13,555
(Loss) income from operations	(3,150)	3,741	(9,041)	8,166

Other expenses (income):
Interest expense	—	22	—	71
Other expenses (income)	16	(28)	7	9

(Loss) income from continuing operations before income taxes	(3,166)	3,747	(9,048)	8,086
Provision for (benefit from) income taxes	11	(651)	22	272
(Loss) income from continuing operations	(3,177)	4,398	(9,070)	7,814

Discontinued operations:
Loss from discontinued operations	—	(53)	—	(167)
Loss on disposal of discontinued operations	—	(89)	(12)	(161)

Loss from discontinued operations before income taxes	—	(142)	(12)	(328)
Benefit from income taxes	—	—	—	(10)
Loss from discontinued operations	—	(142)	(12)	(318)

Net (loss) income	$(3,177)	$4,256	$(9,082)	$7,496

Net (loss) income per share - basic:
From continuing operations	$(0.27)	$0.42	$(0.78)	$0.78
From discontinued operations	—	(0.01)	—	(0.03)
Net (loss) income per share - basic:	$(0.27)	$0.41	$(0.78)	$0.75

Net (loss) income per share - diluted:
From continuing operations	$(0.27)	$0.41	$(0.78)	$0.75
From discontinued operations	—	(0.01)	—	(0.03)
Net (loss) income per share - diluted:	$(0.27)	$0.40	$(0.78)	$0.72

Weighted average shares used in computing net (loss) income per share:
Basic	11,690	10,310	11,666	10,002
Diluted	11,690	10,665	11,666	10,342

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net (loss) income	$(3,177)	$4,256	$(9,082)	$7,496

Other comprehensive income (loss):
Foreign currency translation adjustments	1	(460)	2	(469)
Reclassification adjustment for foreign currency translation adjustments	—	460	—	469
Comprehensive (loss) income	$(3,176)	$4,256	$(9,080)	$7,496

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2015	11,649	$1	—	$—	$125,369	$—	$(80,050)	$45,320

Issuance of common stock under employee stock option and stock purchase plans	92				386			386
Repurchase of common stock	(51)		51	309	(309)			—
Retirement of common stock			(51)	(309)				(309)
Stock-based compensation					1,076			1,076
Foreign currency translation adjustment						2		2
Net loss from continuing operations for the nine months ended September 30, 2016							(9,070)	(9,070)
Net loss from discontinued operations for the nine months ended September 30, 2016							(12)	(12)

Balance at September 30, 2016	11,690	$1	—	$—	$126,522	$2	$(89,132)	$37,393

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine months ended September 30,
	2016	2015
Cash flows from operating activities:
Net (loss) income	$(9,082)	$7,496
Loss from discontinued operations	(12)	(318)
(Loss) income from continuing operations	(9,070)	7,814

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	555	181
Stock-based compensation	1,076	599
Provision for doubtful accounts receivable	9	17
Provision for slow-moving and obsolete inventory	159	1,453
Provision for warranties	110	325
Amortization of loan origination fees	—	47
Loss on dispositions of property and equipment	35	3
Changes in operating assets and liabilities:
Accounts Receivable	5,027	(4,929)
Inventories	(6,444)	(2,569)
Prepaid and other assets	(308)	162
Accounts payable	(3,945)	(1,964)
Accrued and other liabilities	(761)	1,661
Deferred revenue	(93)	(29)
Total adjustments	(4,580)	(5,043)
Net cash (used in) provided by operating activities	(13,650)	2,771

Cash flows from investing activities:
Acquisitions of property and equipment	(1,475)	(540)
Proceeds from the sale of property and equipment	2	—
Net cash used in investing activities	(1,473)	(540)

Cash flows from financing activities:
Proceeds from warrants exercised	—	2,503
Proceeds from issuances of common stock, net	—	23,576
Proceeds from exercises of stock options and employee stock purchase plan purchases	386	255
Repurchases of common stock	(309)	—
Net repayments on credit line borrowings	—	(451)
Net cash provided by financing activities	77	25,883

The accompanying notes are an integral part of these condensed consolidated financial statements.

(continued on the following page)

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine months ended September 30,
	2016	2015
Effect of exchange rate changes on cash	5	—

Net cash (used in) provided by continuing operations	(15,041)	28,114

Cash flows of discontinued operations:
Operating cash flows, net	(12)	(137)
Investing cash flows, net	—	(446)
Net cash used in discontinued operations	(12)	(583)

Net (decrease) increase in cash and cash equivalents	(15,053)	27,531
Cash and cash equivalents, beginning of period	34,640	7,435
Cash and cash equivalents, end of period	$19,587	$34,966

Classification of cash and cash equivalents:
Cash and cash equivalents	$19,245	$34,552
Restricted cash held	342	114
Cash held in escrow	—	300
Cash and cash equivalents, end of period	$19,587	$34,966

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(Unaudited)

NOTE 1. NATURE OF OPERATIONS

Energy Focus, Inc. and its subsidiary engage in the design, development, manufacturing, marketing, and sale of energy-efficient lighting systems. We operate in a single industry segment, developing and selling our energy-efficient light-emitting diode (“LED”) lighting products into the military maritime market, and general commercial and industrial markets. We have aligned our resources and focused our efforts on the sale of our LED lighting products, in particular our military and commercial tubular LED (“TLED”) lines of products, into targeted vertical markets of military maritime, government, healthcare, education, industrial and manufacturing, and national retail. Our goal is to become a leader in the LED lighting retrofit market by replacing fluorescent lamps in general purpose and high-intensity discharge ("HID") lighting in low-bay and high-bay applications with our innovative, high-quality TLED products.

In order to focus on this business opportunity, we have exited non-core businesses. In 2013, we sold our pool lighting products division. During 2014, we shifted our focus away from the turnkey solutions business of Energy Focus LED Solutions, LLC ("EFLS"), which had historically incurred lower gross margins. We completed all outstanding solutions-based projects in the first quarter of 2015, are no longer accepting new projects, and fully exited the business as of September 2015. In August 2015, we sold our United Kingdom subsidiary, Crescent Lighting Limited (“CLL”). In 2013, we sold and discontinued our pool products business. As a result of exiting the turnkey solutions, CLL, and the pool products businesses, we have eliminated all net sales and expenses associated with those businesses from the Condensed Consolidated Statements of Operations and have reported the net losses as discontinued operations. Please refer to Note 3, “Discontinued Operations,” for more information on our disposition of these businesses.

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

We have prepared the accompanying financial data for the three and nine months ended September 30, 2016 and 2015 pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The accompanying financial data and information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015, as amended (“2015 Annual Report”).

In the opinion of management, the accompanying financial statements contain all normal and recurring adjustments necessary to present fairly our Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015, Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended September 30, 2016 and 2015, Condensed Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2016, and Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015.

During the quarter ended June 30, 2016, we recorded an adjustment to reduce revenue by $814 thousand to reflect the return of products and related discounts on sales of products sold during the fourth quarter of 2015 and the first quarter of 2016, as we determined that certain shipments did not comply with our process to assemble finished products with the applicable standard

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(Unaudited)

for those orders. This operational error did not relate to the safety or quality of the products, but instead to conformity with the manufacturing standard represented with respect to the products. This adjustment was recorded in the results for the quarter ended June 30, 2016, and is included in the results for the nine months ended September 30, 2016. We also recorded an adjustment to inventory to write-down the value of the products remaining in inventory at June 30, 2016. These adjustments also increased accounts payable by $814 thousand and increased net inventories by $221 thousand at June 30, 2016, and reduced cost of sales by $221 thousand, and increased the net loss by $593 thousand for the three months ended June 30, 2016 and the nine months ended September 30, 2016. We have received the returned products and provided credits for the impacted customers and have evaluated and are continuing to implement improvements to our sales, supply chain, and manufacturing processes. We have also enhanced our communications with our customers to fully understand their purchasing requirements and implemented internal processes to ensure that our inventory fulfillment processing and procedures are in line with those needs.

Use of estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact us in the future, actual results may vary from the estimates. Estimates include, but are not limited to, the establishment of reserves for accounts receivable, sales returns, inventory obsolescence and warranty claims; the useful lives of property and equipment; valuation allowance for net deferred taxes; and stock-based compensation. In addition, estimates and assumptions associated with the determination of the fair value of financial instruments and evaluation of long-lived assets for impairment requires considerable judgment. Actual results could differ from those estimates and such differences could be material.

Certain risks and concentrations

We have certain customers whose net sales individually represented 10 percent or more of our total net sales, or whose net trade accounts receivable balance individually represented 10 percent or more of our total net trade accounts receivable, as follows:

For the three months ended September 30, 2016, Atlantic Diving Supply, Inc. (“ADS”), a distributor for the U.S. Navy, accounted for approximately 40 percent of net sales, and total sales of products for the U.S. Navy were approximately 46 percent of net sales. During the three months ended June 30, 2016, we amended our exclusive distributor agreement with ADS to extend it until March 31, 2017 and reduced the minimum purchase commitment requirements through December 31, 2016 for certain products. In addition, LED Lighting Solutions Global, LLC (an affiliate of Energy Management Products, LLC) (“LLS”), accounted for approximately 12 percent of net sales for the three months ended September 30, 2016. For the three months ended September 30, 2015, LLS, who was a former distributor for the U.S. Navy, accounted for approximately 74 percent of net sales, and total sales of products for the U.S. Navy were approximately 82 percent of net sales.

For the nine months ended September 30, 2016, ADS accounted for approximately 32 percent of net sales, and total sales of products for the U.S. Navy were approximately 40 percent of net sales. In addition, one of the largest global healthcare systems located in Northeast Ohio accounted for approximately 11 percent of net sales for the nine months ended September 30, 2016. For the nine months ended September 30, 2015, LLS accounted for approximately 79 percent of net sales, and total sales of products for the U.S. Navy were approximately 85 percent of net sales.

The indefinite duration, indefinite quantity (“IDIQ”) U.S. Navy supply contract that we were awarded in 2011 expired on August 1, 2016. This contract accounted for approximately $3.2 million in sales in 2015 and $2.1 million in sales for the nine months ended September 30, 2016. The remainder of our sales for the U.S. Navy during these periods occurred through ship-level procurement, which is not impacted by the expiration of this agreement.

At September 30, 2016, ADS accounted for approximately 65 percent of net trade accounts receivable. At December 31, 2015, ADS accounted for approximately 62 percent of net trade accounts receivable.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(Unaudited)

Recent accounting pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce diversity in practice by making eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2017, and will require adoption on a retrospective basis. We are in the process of evaluating the impact of the standard.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which significantly changes the accounting for credit losses on instruments within its scope. The new guidance introduces an approach based on expected losses to estimate credit losses on certain financial instruments, including trade receivables, and requires an entity to recognize an allowance based on its estimate of expected credit losses rather than incurred losses. This standard will be effective for interim and annual periods beginning after December 15, 2019, and will generally require adoption on a modified retrospective basis. We are in the process of evaluating the impact of the standard.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation–Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which changes the accounting for employee share-based payments. This standard addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This standard, which will be required to be adopted on a modified retrospective basis, will be effective for interim and annual periods beginning after December 15, 2016, and early adoption is permitted. We are in the process of evaluating the impact of the standard.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, which impacts the accounting for leasing transactions. This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. In addition, this standard requires both lessees and lessors to disclose certain key information about lease transactions. This standard will be effective for interim and annual periods beginning after December 15, 2018, and will require adoption on a modified retrospective basis. We are in the process of evaluating the impact of the standard.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(Unaudited)

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which amends certain aspects of the recognition, measurement, presentation and disclosure of financial instruments. This amendment requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in the consolidation of the investee). This standard will be effective for interim and annual periods beginning after December 15, 2017, and will require adoption on a prospective basis with a cumulative-effect adjustment to the beginning balance sheet. We are in the process of evaluating the impact of the standard.

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

In May 2014, the FASB issued No. ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes previous revenue recognition guidance. This standard requires an entity to recognize revenue when it transfers promised goods or services to customers in amounts that reflect the consideration the entity expects for receive in exchange for those goods or services. Entities will need to use more judgments and estimates than under the current guidance, including estimated the amount of variable revenue to recognize for each performance obligation. Additional disclosures regarding the nature, amount, and timing of revenues and cash flows from contracts will also be required. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. This ASU defers the effective date of ASU No. 2014-09 for all entities by one year. As a result, all entities will be required to apply the provisions of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period, using either a full retrospective or a modified retrospective approach. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are currently assessing the adoption date and impact the guidance in this ASU will have, if any, on our consolidated results of operations, cash flows, or financial position.

Update to significant accounting policies

There have been no material changes to our significant accounting policies, as compared to those described in our 2015 Annual Report.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(Unaudited)

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

The following is a reconciliation of the numerator and denominator of the basic and diluted net (loss) income per share computations for the periods presented below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Numerator:
(Loss) income from continuing operations	$(3,177)	$4,398	$(9,070)	$7,814
Loss from discontinued operations	—	(142)	(12)	(318)
Net (loss) income	$(3,177)	$4,256	$(9,082)	$7,496

Denominator:
Basic weighted average common shares outstanding	11,690	10,310	11,666	10,002
Potential common shares from equity awards and warrants	—	355	—	340
Diluted weighted average shares	11,690	10,665	11,666	10,342

As a result of the net loss we incurred for the three and nine months ended September 30, 2016, approximately 74 thousand and 150 thousand options, restricted stock units, and warrants, respectively, were excluded from the net loss per share calculation, as their inclusion would have been anti-dilutive. Therefore, for the three and nine months ended September 30, 2016, the basic weighted average shares outstanding were used in calculating diluted loss per share.

Product warranties

Through March 31, 2016, we warranted finished goods against defects in material and workmanship under normal use and service for periods generally between one and five years. Beginning April 1, 2016, we warrant our commercial LED tubes, globes, and troffer luminaires for a period of ten years. Warranty settlement costs consist of actual amounts expensed for warranty, which are largely a result of the cost of replacement products provided to our customers. A liability for the estimated future costs under product warranties is maintained for products outstanding under warranty based on estimated of claims incurred to date and the nature, frequency, and costs of future claims. These estimates are inherently uncertain and changes to our historical or projected experience may cause material changes to our warranty reserves in the future. We continuously review the assumptions related to the adequacy of our warranty reserve, including product failure rates, and make adjustments to the existing warranty liability when there are changes to these estimates or the underlying replacement product costs, or the warranty period expires. Extending the warranty did not have a material impact to our condensed consolidated financial statements for the three and nine months ended September 30, 2016. The following table summarizes warranty activity for the periods presented (in thousands):

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Balance at beginning of period	$298	$391	$314	$81
Accruals for warranties issued	65	—	111	381
Adjustments to existing warranties	(60)	—	(112)	(56)
Settlements made during the period (in kind)	(8)	(2)	(18)	(17)
Accrued warranty reserve	$295	$389	$295	$389

As part of the quarterly review of the warranty reserve, we became aware of failures experienced by a limited number of end-users of our commercial Intellitube® product. The commercial Intellitube® product failures, which are not related to any health or safety concerns, occur when the product is installed in a certain manner or with certain ballasts. We have conducted an analysis of the failed product and have determined a course of action under our standard warranty policy to address the issue for these customers, which is reflected in the accrued warranty reserve at September 30, 2016.

Debt

During the three and nine months ended September 30, 2015, we incurred interest expense of approximately $22 thousand and $71 thousand, respectively, in connection with our former revolving credit facility that was terminated in December 2015. For a full description of our debt financing, please refer to Note 7, “Debt,” included under Item 8 of our 2015 Annual Report.

Geographic information

Approximately 99 percent of our long-lived fixed assets are located in the United States, with the remainder located in our product development office in Taiwan. Net sales attributable to customers outside the United States accounted for less than one percent and approximately two percent of our total net sales for the three and nine months ended September 30, 2016, respectively. Net sales attributable to customers outside the United States accounted for less than one percent of our total net sales for the three and nine months ended September 30, 2015. The geographic location of our net sales is derived from the destination to which we ship the product.

Related party transactions

On February 27, 2012, we entered into an Asian Business Development/Collaboration Agreement with Communal International Ltd. (“Communal”), a British Virgin Islands company that is 50 percent owned by James Tu, our President and Chief Executive Officer and 50 percent owned by Yeh-Mei Cheng, the mother of Simon Cheng, a current member of our Board of Directors and an employee of the Company. On December 23, 2015, we terminated this agreement. For the three and nine months ended September 30, 2015, nothing was paid under this agreement and we recorded expense of $56 thousand and $169 thousand, respectively. For a full discussion of our related parties and the Communal agreement, please refer to Note 14, “Related Party Transactions,” included under Item 8. of our 2015Annual Report.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
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

CLL

In August 2015, we sold our wholly-owned United Kingdom subsidiary, CLL. The sale was for nominal consideration under the terms of the agreement. As a result of the transaction and the elimination of this foreign subsidiary consolidated under the equity method of accounting, during the third quarter of 2015, we recorded a one-time loss of $44 thousand, which included a $469 thousand accumulated other comprehensive income reclassification adjustment for foreign currency translation. We have not had and do not anticipate any significant continuing involvement related to this discontinued operation.

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

As a result of exiting EFLS and selling CLL and the pool products businesses, we have eliminated all net sales and expenses associated with these businesses from the Condensed Consolidated Statements of Operations, and have reported the net loss from those activities as discontinued operations in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(Unaudited)

The following table summarizes the components included in loss from discontinued operations in our Condensed Consolidated Statements of Operations for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net sales	$—	$132	$—	$1,078
Cost of sales	—	84	—	588
Gross profit	—	48	—	490

Operating expenses of discontinued operations	—	95	—	657
Other expenses	—	6	—	—
Loss on disposal of discontinued operations	—	89	12	161
Loss from discontinued operations before income taxes	—	(142)	(12)	(328)
Benefit from income taxes	—	—	—	(10)
Loss from discontinued operations	$—	$(142)	$(12)	$(318)

The following table shows the components of loss from discontinued operations by business for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Crescent Lighting Limited	$—	$(55)	$—	$(138)
Energy Focus LED Solutions, LLC	—	2	—	(29)
Loss from discontinued operations	—	(53)	—	(167)

Crescent Lighting Limited	—	(44)	—	(44)
Pool division	—	(45)	(12)	(117)
Loss on disposal of discontinued operations	—	(89)	(12)	(161)

Loss from discontinued operations before income taxes	—	(142)	(12)	(328)

Benefit from income taxes	—	—	—	(10)

Loss from discontinued operations	$—	$(142)	$(12)	$(318)

Included in the loss on disposal of discontinued operations are legal fees incurred for the arbitration associated with our pool products business, as described above. There were no other revenues or expenses associated with this business.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(Unaudited)

NOTE 4. INVENTORIES

Inventories are stated at the lower of standard cost (which approximates actual cost determined using the first-in, first-out cost method) or market, and consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Raw materials	$5,765	$4,577
Finished goods	9,695	4,577
Reserve for excess, obsolete, and slow moving inventories	$(1,443)	$(1,422)
Inventories, net	$14,017	$7,732

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets and consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Equipment (useful life 3 to 15 years)	$3,470	$2,864
Tooling (useful life 2 to 5 years)	833	851
Vehicles (useful life 5 years)	78	39
Furniture and fixtures (useful life 5 years)	170	104
Computer software (useful life 3 years)	1,060	581
Leasehold improvements (the shorter of useful life or lease life)	551	509
Projects in progress	261	310
Property and equipment at cost	6,423	5,258
Less: accumulated depreciation	(3,110)	(2,829)
Property and equipment, net	$3,313	$2,429

Depreciation expense was $219 thousand and $79 thousand for the three months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016 and 2015, depreciation expense was $555 thousand and $181 thousand, respectively.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(Unaudited)

NOTE 6. INCOME TAXES

The components of the provision for income taxes are shown below for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Current:
U.S. federal	$1	$(586)	$1	$227
State	10	(65)	21	45
Provision for (benefit from) income taxes	$11	$(651)	$22	$272

As a result of the operating loss incurred during the three and nine months ended September 30, 2016, and after the application of the annual limitation set forth under Section 382 of the Internal Revenue Code (“IRC”), it was not necessary to record a provision for U.S. federal income tax. The expense recorded in the third quarter of 2016 for U.S. federal income taxes represents the adjustment of the 2015 provision to the actual tax on the 2015 return, which was filed during the period. For the three and nine months ended September 30, 2016, we recorded $10 thousand and $21 thousand, respectively for various states income taxes, representing the adjustment of the 2015 provision to the actual tax on the 2015 returns, which were also filed during the period.

For the three and nine months ended September 30, 2015, we recorded a benefit from income taxes of $651 thousand and a provision for income taxes of $272 thousand, respectively, for U.S. federal and various states income taxes after the application of the annual limitation set forth under Section 382 of the IRC.

At September 30, 2016 and December 31, 2015, we had a full valuation allowance recorded against our deferred tax assets. The valuation allowance was recorded due to uncertainties related to our ability to realize the deferred tax assets, primarily consisting of certain net operating loss carry-forwards.

At December 31, 2015, we had a net operating loss carry-forward of approximately $69.1 million for U.S. federal, state, and local income tax purposes. However, due to changes in our capital structure, approximately $14.8 million of the net operating loss carry-forward is available to offset future taxable income, and after the application of the limitations found under Section 382 of the IRC, we only expect to have approximately $6.0 million of this amount available for use in 2016. If not used, these carry-forwards will begin to expire in 2021 for federal and in 2021 or sooner for state and local purposes. For a full discussion of the estimated restrictions on our utilization of net operating loss carry-forwards, please refer to Note 12, “Income Taxes,” included under Item 8. of our 2015 Annual Report.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(Unaudited)

NOTE 7. STOCKHOLDERS’ EQUITY

Warrants

A summary of warrant activity for the nine months ended September 30, 2016 is presented as follows:

	Warrants Outstanding	Weighted Average Exercise Price During Period
Balance at December 31, 2015	14,250	$4.30
Exercised	—	—
Canceled/forfeited	(7,500)	4.30
Expired	—	—
Balance at September 30, 2016	6,750	$4.30

Exercisable at September 30, 2016	—	$—

Stock-based compensation

Stock-based compensation expense is attributable to stock options and restricted stock unit awards. For all stock-based awards, we recognize expense using a straight-line amortization method.

The following table summarizes stock-based compensation expense and the impact it had on operations for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Cost of sales	$13	$11	$37	$29
Product development	24	10	60	26
Selling, general, and administrative	399	294	979	544
Total stock-based compensation	$436	$315	$1,076	$599

Total unearned stock-based compensation was $1.6 million at September 30, 2016, compared to $1.4 million at September 30, 2015. These costs will be charged to expense and amortized on a straight-line basis in future periods. The weighted average period over which the unearned compensation at September 30, 2016 is expected to be recognized is approximately 1.9 years.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(Unaudited)

Stock options

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. Estimates utilized in the calculation include the expected life of the option, risk-free interest rate, and expected volatility, and are further comparatively detailed as follows:

	Nine months ended September 30,
	2016	2015
Fair value of options issued	$5.36	$5.18
Exercise price	$7.59	$7.04
Expected life of option (in years)	5.8	5.8
Risk-free interest rate	1.6%	1.7%
Expected volatility	93.9%	90.7%
Dividend yield	0.0%	0.0%

A summary of option activity under all plans for the nine months ended September 30, 2016 is presented as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)
Balance at December 31, 2015	602,207	$8.58
Granted	159,568	7.42
Exercised	(68,307)	4.59
Canceled/forfeited	(103,289)	15.80
Expired	—	—
Balance at September 30, 2016	590,179	$7.47	7.9

Vested and expected to vest at September 30, 2016	564,369	$7.50	7.8

Exercisable at September 30, 2016	414,023	$7.82	7.4

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(Unaudited)

Restricted stock units

A summary of restricted stock unit activity under all plans for the nine months ended September 30, 2016 is presented as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in years)
Balance at December 31, 2015	57,500	$7.31
Granted	279,754	6.62
Released	(10,000)	15.08
Canceled/forfeited	(60,580)	6.96
Balance at September 30, 2016	266,674	$6.37	3.3

NOTE 8. COMMITMENTS AND CONTINGENCIES

We may be the subject of threatened or pending legal actions and contingencies in the normal course of conducting our business. We provide for costs related to these matters when a loss is probable and the amount can be reasonably estimated. The effect of the outcome of these matters on our future results of operations and liquidity cannot be predicted because any such effect depends on future results of operations and the amount or timing of the resolution of such matters. While it is not possible to predict the future outcome of such matters, we believe that the ultimate resolution of such individual or aggregated matters will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows. For certain types of claims, we maintain insurance coverage for personal injury and property damage, product liability and other liability coverages in amounts and with deductibles that we believe are prudent, but there can be no assurance that these coverages will be applicable or adequate to cover adverse outcomes of claims or legal proceedings against us.

On December 22, 2014, a former employee filed a lawsuit against us in the Superior Court of the State of California, County of San Diego alleging wrongful termination and other claims related to his employment with us. We subsequently removed the case to the United States District Court for the Southern District of California. On May 1, 2015, we entered into a settlement agreement with the plaintiff, which assigns no culpability to any party and provides for a payment by us in exchange for full settlement and release of his claims. For a full discussion of the lawsuit and settlement agreement, please refer to Note 10, “Commitments and Contingencies,” included under Item 8. of our 2015 Annual Report. As of June 30, 2015, the total settlement amount of $330 thousand had been paid to the plaintiff. In September 2015, we received $174 thousand as reimbursement from our insurance company for the settlement claim. For the three and nine months ended September 30, 2015, we had income of $174 thousand from the insurance reimbursement and expense of $156 thousand, net of the insurance settlement, respectively, included in the Condensed Consolidated Statements of Operations under the caption, “Selling, general, and administrative.”

Leases

On March 28, 2016, we signed a 64 month non-cancellable lease for a larger office in New York, New York, replacing a previous month-to-month lease. The initial base rent is approximately $333 thousand annually, with an increase beginning in the 34th month, and will be recognized on a straight-line basis over the lease term. In connection with this lease agreement, we entered into a standby letter of credit agreement for approximately $342 thousand, and we have classified the same amount as restricted cash in the Condensed Consolidated Balance Sheets under the caption “Cash and cash equivalents.”

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(Unaudited)

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

Overview

Energy Focus, Inc. and its subsidiary engage in the design, development, manufacturing, marketing, and sale of energy-efficient lighting systems. We operate in a single industry segment, developing and selling our energy-efficient light-emitting diode (“LED”) lighting products into the military maritime market, and general commercial and industrial markets. We have aligned our resources and focused our efforts on the sale of our LED lighting products, in particular our military and commercial tubular LED (“TLED”) lines of products, into targeted vertical markets of military maritime, government, healthcare, education, industrial and manufacturing, and national retail. Our goal is to become a leader in the LED lighting retrofit market by replacing fluorescent lamps in general purpose and high-intensity discharge (“HID”) lighting in low-bay and high-bay applications with our innovative, high-quality TLED products.

In order to focus on this business opportunity, we have exited non-core businesses. In 2013, we sold our pool lighting products division. During 2014, we shifted our focus away from the turnkey solutions business of Energy Focus LED Solutions, LLC, completing all outstanding solutions-based projects in the first quarter of 2015. In August 2015, we exited our United Kingdom business through the sale of Crescent Lighting Limited (“CLL”). As a result of exiting these non-core businesses, we have eliminated all net sales and expenses associated with these operations from the Condensed Consolidated Statements of Operations and have reported the net loss as discontinued operations. Please refer to Note 3, “Discontinued Operations,” for more information on our disposition of these businesses.

Our military maritime sales continue to be impacted by the slowdown in demand from Navy ships compared to the rapid pace of 2015. We are working with our distributors and sales channels to broaden our sales opportunities and have revised certain distribution commitments to enhance our ability to manage our inventory accordingly. The U.S. Navy IDIQ supply contract that we were awarded in 2011, which accounted for approximately $3.2 million in sales in 2015 and $2.1 million in sales for the nine months ended September 30, 2016, expired on August 1, 2016. The remainder of our sales for the U.S. Navy during these periods occurred through ship-level procurement, which is not impacted by the expiration of this agreement.

Through continued efforts to diversify our customer base and enhance the manner in which we approach our targeted vertical markets, net sales of our commercial products showed continued growth for the three and nine months ended September 30, 2016 as compared to the prior year periods, but reflected challenges in sustaining sequential quarter growth due to the timeframe in which we may secure large orders.

We continue to invest in new product development, our direct sales force and marketing personnel, and the other talent and infrastructure necessary to support the increasing scale of our commercial operations across a variety of other functions, and the sale cycles for our target markets may continue to span several months. As a result, our financial results continue to be subject to the impacts of our growth initiatives and fluctuations in the timing of our military maritime product sales and the pace and size of commercial projects, and we may dedicate significant resources to a targeted customer or industry before we achieve meaningful results or are able to effectively evaluate our success.

During the quarter ended June 30, 2016, we recorded an adjustment to reduce revenue by $814 thousand to reflect the return of products and related discounts on sales of products sold during the fourth quarter of 2015 and the first quarter of 2016. We determined that certain shipments did not comply with our process to assemble finished products in conformity with the applicable standard for those orders. This operational error did not relate to the safety or quality of the products, but instead to conformity with the manufacturing standard represented with respect to the product. This adjustment was recorded in the results for the quarter ended June 30, 2016, and is included in the results for the nine months ended September 30, 2016. We also recorded an adjustment to inventory to write-down the value of the products remaining in inventory at June 30, 2016. These adjustments also increased accounts payable by $814 thousand and increased net inventories by $221 thousand at June 30, 2016, and reduced cost of sales by $221 thousand, and increased the net loss by $593 thousand, for the three months ended June 30, 2016 and the nine months ended September 30, 2016, as discussed below. We have received the returned product and provided credits for the impacted customers and have evaluated and are continuing to implement improvements to our sales, supply chain, and manufacturing processes. We have also enhanced our communications with our customers to fully understand their purchasing requirements and implemented internal processes to ensure that our inventory fulfillment process and procedures are in line with those needs.

Results of operations

The following table sets forth items in our Condensed Consolidated Statements of Operations as a percentage of net sales for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.7	50.2	63.3	53.9
Gross profit	37.3	49.8	36.7	46.1

Operating expenses:
Product development	9.8	4.0	10.4	4.1
Selling, general, and administrative	65.6	25.4	64.3	24.7
Total operating expenses	75.4	29.4	74.7	28.8
(Loss) income from operations	(38.1)	20.4	(38.0)	17.3

Other expenses (income):
Interest expense	—	0.1	—	0.2
Other expenses (income)	0.2	(0.1)	—	—

(Loss) income from continuing operations before income taxes	(38.3)	20.4	(38.0)	17.1
Provision for (benefit from) income taxes	0.1	(3.6)	0.1	0.5
(Loss) income from continuing operations	(38.4)	24.0	(38.1)	16.6

Discontinued operations:
Loss from discontinued operations	—	(0.3)	—	(0.4)
Loss on disposal of discontinued operations	—	(0.5)	(0.1)	(0.3)
Loss on disposal of discontinued operations	—	(0.8)	(0.1)	(0.7)

Net (loss) income	(38.4)%	23.2%	(38.2)%	15.9%

Net sales

A further breakdown of our net sales is presented in the following table (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Commercial products (1)	$3,606	$3,340	$11,510	$7,251
Military maritime products	4,655	14,896	12,302	39,784
R&D services	—	99	—	119
Total net sales	$8,261	$18,335	$23,812	$47,154

(1) Commercial products sales for the nine months ended September 30, 2016 includes the adjustment recorded during the second quarter of 2016 to reduce revenue by $814 thousand for product return and related sales credits discussed above.

Net sales of $8.3 million for the third quarter of 2016 decreased 54.9 percent compared to the third quarter of 2015. The decrease was due to lower sales of our military maritime products for the U.S. Navy, partially offset by an increase in commercial products sales. Net sales of our commercial products increased 8.0 percent compared to the third quarter of 2015, as we continued our efforts to diversify and expand our commercial markets.

Net sales of $23.8 million for the first nine months of 2016 decreased 49.5 percent compared to the first nine months of 2015. The decrease was due to lower sales of our military maritime products for the U.S. Navy and the revenue adjustment previously described, partially offset by an increase in commercial product sales. Net sales of our commercial products, including the $814 thousand revenue adjustment previously described, increased 58.7 percent compared to the first nine months of 2015, as we continued our efforts to diversify and expand our commercial markets.

Gross profit

Gross profit was $3.1 million, or 37.3 percent of net sales, for the third quarter of 2016, compared to $9.1 million, or 49.8 percent of net sales for the third quarter of 2015. The decrease in gross profit was due primarily to lower sales and product mix. The decrease in gross profit as a percentage of sales is primarily the result of product mix related to our diversification and expansion efforts in the markets in which we sell our commercial products, as our commercial products generally have lower margins than our military maritime products.

Gross profit was $8.7 million, or 36.7 percent of net sales, for the first nine months of 2016, compared to $21.7 million, or 46.1 percent of net sales for the first nine months of 2015. The decrease in gross profit was due primarily to lower sales and product mix in the first nine months of 2016 compared to the first nine months of 2015, as well as the adjustment for product returns and related credits to sales and inventory affecting cost of sales described above. The decrease in gross profit as a percentage of sales is the result of product mix related to our diversification and expansion efforts in the markets in which we sell our commercial products, as our commercial products generally have lower margins than our military maritime products. Additionally, the revenue and inventory adjustments affecting cost of sales of $814 thousand and $221 thousand, respectively caused a decline in gross profit as a percentage of sales of 1.2 percentage points for the first nine months of 2016.

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

Total gross and net product development spending, including revenues and credits from government contracts, is presented in the following table (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Gross product development expenses	$809	$774	$2,560	$2,127
Cost recovery through cost of sales	—	(5)	—	(25)
Cost recovery and other credits	—	(31)	(93)	(167)
Net product development expenses	$809	$738	$2,467	$1,935

Gross product development expenses were $809 thousand for the third quarter of 2016, a $35 thousand increase compared to the third quarter of 2015. The increase resulted from higher salaries and related benefits of approximately $218 thousand, as we added personnel in the United States for both military maritime and commercial product development and in Taiwan to support the development of our commercial LED lighting products. This increase was partially offset by decreases in product development-related product testing and related fees, legal, and consulting costs of $93 thousand, $54 thousand, and $30 thousand, respectively.

For the nine months ended September 30, 2016, gross product development expenses were $2.6 million, a $433 thousand increase compared to the first nine months ended September 30, 2015. The increase resulted from higher salaries and related benefits of approximately $698 thousand, as we added personnel in the United States for both military maritime and commercial product development and opened a product development office in Taiwan in July 2015 to support the development of our commercial LED lighting products. In addition, building rent expense increased approximately $45 thousand due to the addition of the Taiwan office and additional space acquired in Solon, Ohio. These increases were partially offset by decreases in product development-related legal and consulting costs of $248 thousand and $104 thousand, respectively.

Selling, general and administrative

Selling, general and administrative expenses were $5.4 million, or 65.6 percent of net sales, for the third quarter of 2016, compared to $4.7 million, or 25.4 percent of net sales, for the third quarter of 2015. The increase in selling, general and administrative expenses is the result of our efforts to build the sales and related administrative infrastructure to support our growth efforts for our commercial products. Accordingly, we experienced increases in salaries and related benefits of approximately $21 thousand, travel and related expenses of approximately $43 thousand, legal and professional fees of approximately $40 thousand, building rent of approximately $31 thousand, network and software costs of approximately $28 thousand, depreciation expense of approximately $58 thousand, trade show and other marketing costs of approximately $15 thousand, and uncollectible accounts receivable costs of approximately $73 thousand. For the three months ended September 30, 2016, sales commissions increased approximately $334 thousand compared to the three months ended September 30, 2015. This increase was primarily due to higher outside sales commissions, as we revised our selling relationship for our military maritime products for the U.S. Navy in October 2015 such that we began using an outside sales representative who earns a commission on these sales. Previously, we used this sales representative as a distributor who in turn sold to another distributor for the U.S. Navy. In addition, severance and settlement costs, recruiting and relocation expenses and stock-based compensation expense increased approximately $352 thousand, $240 thousand, and $105 thousand, respectively, during the three months ended September 30, 2016 compared to the three months ended September 30, 2015. These increases were partially offset by a decrease in consulting expenses of $661 thousand during the third quarter of 2016 compared to the third quarter of 2015.

For the nine months ended September 30, 2016, selling, general, and administrative expenses were $15.3 million, or 64.3 percent of net sales, compared to $11.6 million, or 24.7 percent of net sales, for the nine months ended September 30, 2015. The increase in selling, general and administrative expenses is the result of our efforts to build the sales and related administrative infrastructure to support our growth efforts. For the nine months ended September 30, 2016, salaries and related benefits increased approximately $731 thousand, stock-based compensation expense increased approximately $435 thousand, trade show and other marketing costs increased approximately $320 thousand, travel and related expenses increased approximately $252 thousand, severance and settlement costs increased approximately $235 thousand, building rent expense increased approximately $180 thousand, legal and professional fees increased approximately $178 thousand, depreciation expense increased approximately $158 thousand, and network and software costs increased approximately $138 thousand compared to the nine months ended September 30, 2015. Additionally, sales commissions increased approximately $918 thousand compared to the nine months ended September 30, 2015 primarily as a result of changing the selling relationship with our former distributor for the military maritime product for the U.S. Navy to an outside sales representative who earns a commission on these sales, as discussed above. These increases were partially offset by lower consulting expenses and office expenses of approximately $164 thousand and $46 thousand, respectively, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

Other income and expenses

Interest expense

As a result of settling our debt obligations during the fourth quarter of 2015, we incurred no interest expense for the three and nine months ended September 30, 2016. We incurred $22 thousand and $71 thousand, respectively, in interest expense on our debt obligations for the three and nine months ended September 30, 2015.

Other income and expenses

Other expenses were $16 thousand for the third quarter of 2016, compared to other income of $28 thousand for the third quarter of 2015. For the nine months ended September 30, 2016 other expenses were $7 thousand, compared to other expenses of $9 thousand for the same prior year period. The expenses for the three and nine months ended September 30, 2016 primarily consisted of losses on the disposal of fixed assets partially offset by interest income on our cash balances. The income for the three months ended September 30, 2015 primarily consisted of recognized foreign currency translation gains partially offset by the non-cash amortization of fees related to our former revolving credit facility. The expenses for the nine months ended September 30, 2015 primarily consisted of non-cash amortization of fees related to our former revolving credit facility partially offset by recognized foreign currency translation gains.

Provision for (benefit from) income taxes

Due to the operating losses incurred during the three and nine months ended September 30, 2016 and after application of the annual limitation set forth under Section 382 of the IRC, it was not necessary to record a provision for U.S. federal income tax. The expense recorded in the third quarter of 2016 for U.S. federal income taxes represents the adjustment of the 2015 provision to the actual tax on the 2015 return, which was filed during the period. For the three and nine months ended September 30, 2016, we recorded $10 thousand and $21 thousand, respectively for various states income taxes representing the adjustment of the 2015 provision to the actual tax on the 2015 returns, which were filed during the period.

For the three months ended September 30, 2015, we recorded a benefit from income taxes of $651 thousand for U.S. federal and various states' income tax. The benefit resulted from a net operating loss carry-forward (“NOL carry-forward”) and a change in our estimated taxable income for the year, including discrete deductions available to us related to the write-off of inter-company loans made to CLL that were forgiven as a result of the disposition of the business, as well as deductions able to be realized for stock-based compensation. For the nine months ended September 30, 2015, our effective tax rate was 3.4 percent. Our effective tax rate was lower than the statutory rate due to the utilization of a NOL carry-forward available to us after the application of the annual limitation set forth under Section 382 of the IRC, as well as deductions available to us as a result of our disposition of CLL and deductions we were able to realize for stock-based compensation.

Net (loss) income

For the three months ended September 30, 2016, net loss was $3.2 million, compared to net income of $4.3 million for the three months ended September 30, 2015. Lower net sales, changes in product mix in the third quarter of 2016, as well as continued investments in our corporate infrastructure to support future growth for our commercial products contributed to the difference in operating results.

For the nine months ended September 30, 2016, net loss was $9.1 million, compared to net income of $7.5 million for the nine months ended September 30, 2015. Lower net sales, including the impact of the revenue adjustment for product returns and related credits to sales and inventory, changes in product mix in the first nine months of 2016, as well as continued investments in our corporate infrastructure contributed to the difference in operating results.

Financial condition

We have historically incurred substantial losses, and as of September 30, 2016, we had an accumulated deficit of $89.1 million. Additionally, two customers accounted for approximately 40 percent and 12 percent of our net sales, respectively, for the three months ended September 30, 2016, and two customers accounted for approximately 32 percent and 11 percent of our net sales, respectively, for the nine months ended September 30, 2016. Net sales for our military maritime products for the U.S. Navy have declined from the rapid pace experienced in 2015. For the three and nine months ended September 30, 2015, one customer accounted for approximately 74 percent and 79 percent of net sales, respectively, and nearly all of the sales of products for the U.S. Navy.

During the third quarter of 2015, we raised approximately $23.6 million, net of fees, from a follow-on public offering of 1.5 million shares of our common stock, and had cash and cash equivalents of $19.6 million at September 30, 2016. While we were profitable for the year ended December 31, 2015, we incurred losses for the first nine months of 2016. In order for us to again be profitable and grow our business, we will need to continue executing our marketing and sales plans for our energy-efficient LED lighting products to expand our customer base, and continue to develop new technologies into sustainable product lines.

There is a risk that our business may not be as successful or grow as rapidly as we envision as we work to expand our customer base and grow net sales from commercial customers in our targeted vertical markets and address the slowdown in our military maritime business.

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

•
loans or other debt instruments may have terms and/or conditions, such as interest rate, restrictive covenants and unfavorable control or revocation provisions or would restrict our growth opportunities; and

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

Liquidity and capital resources
Cash and cash equivalents
At September 30, 2016, our cash and cash equivalents balance was approximately $19.6 million, compared to approximately $34.6 million at December 31, 2015. The balance at September 30, 2016 included restricted cash of $342 thousand, compared to $113 thousand at December 31, 2015. The restricted cash balance at September 30, 2016 represents a letter of credit requirement under our New York office lease obligation. The restricted cash balance at December 31, 2015 related to funds to be used exclusively for a research and development project with the National Shipbuilding Research Program. Additionally, our cash balance at December 31, 2015 included $300 thousand held in escrow of the purchase price from the sale of our pool products business related to outstanding buyer claims, but we offset the full escrow amount by the expected costs to settle such claims. During the first quarter of 2016, these claims were settled and the escrow balance was released to the buyer. For more information on the cash remaining in escrow, please refer to Note 3, “Discontinued Operations,” included under Part I, Item 1 of this Quarterly Report.

The following summarizes cash flows from operating, investing, and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows (in thousands):

	Nine months ended September 30,
	2016	2015
Net cash (used in) provided by operating activities	$(13,650)	$2,771

Net cash used in investing activities	$(1,473)	$(540)

Net cash provided by financing activities	$77	$25,883

Net cash (used in) provided by operating activities

Net cash used in operating activities was $13.7 million for the nine months ended September 30, 2016, and resulted primarily from the net loss incurred of $9.1 million, adjusted for non-cash items, including: depreciation and stock-based compensation; and working capital changes, including: increased inventory balances that were purchased to meet the forecasted demand principally for our commercial LED products, higher prepaid expenses and other assets principally related to deposits on inventory purchases, and lower accrued sales commissions and incentives, as amounts accrued at December 31, 2015 were paid in the first quarter of 2016. These increases were partially offset by trade accounts receivable receipts, due to the timing of shipments in December 2015 and lower trade accounts payable, primarily related to inventory purchases. Net cash provided by operating activities was $2.8 million for the nine months ended September 30, 2015, and resulted from the net income from continuing operations we earned of $7.8 million, adjusted for increased provisions for slow-moving and obsolete inventories and warranties and increased accruals for payroll and related benefits and income taxes. These increases were offset by higher trade accounts receivable due to the timing of shipments during the period and inventory purchases to meet the increased demand for our LED products, as well as lower accounts payable balances related to the timing of payments to vendors.

Net cash used in investing activities

Net cash used in investing activities was $1.5 million for the nine months ended September 30, 2016, and resulted primarily from the implementation of new modules and capabilities of our surface mount technology equipment purchased in 2015 and our licensed enterprise resource planning (ERP) system, as well as the purchase of tradeshow booths to support our sales and marketing initiatives. Net cash used in investing activities was $540 thousand for the nine months ended September 30, 2015, and resulted primarily from acquisitions of computer equipment and software to support our expanded workforce and new ERP system that we began using effective July 1, 2015.

Net cash provided by financing activities

Net cash provided by financing activities was $77 thousand for the nine months ended September 30, 2016, compared to $25.9 million provided for the nine months ended September 30, 2015. Net cash provided by financing activities for the nine months ended September 30, 2016 resulted from the proceeds received for the exercise of stock options and purchases of stock through our employee stock purchase program, partially offset by the effect of issuing and immediately repurchasing our stock in stock swap and hold stock option exercises. Net cash provided by financing activities for the nine months ended September 30, 2015 primarily included $23.6 million received from the follow-on common stock offering completed in September 2015 and $2.5 million received in proceeds for exercises of outstanding warrants during the first quarter of 2015.

Contractual obligations

On March 28, 2016, we signed a 64 month non-cancellable lease for a larger sales office in New York, New York, replacing a previous month-to-month lease. The initial base rent is approximately $333 thousand annually, with an increase beginning in the 34th month, and will be recognized on a straight-line basis over the lease term. In connection with this lease agreement, we entered into a standby letter of credit agreement for approximately $342 thousand, and we have classified the same amount as restricted cash in the Condensed Consolidated Balance Sheets under the caption “Cash and cash equivalents.”

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

Credit facilities

During the fourth quarter of 2015 we terminated our revolving line of credit. We had no credit facility or other debt obligations outstanding as of September 30, 2016.

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

For the three months ended September 30, 2016, ADS, a distributor for the U.S. Navy, accounted for approximately 40 percent of net sales. During the three months ended June 30, 2016, we amended our exclusive distributor agreement with ADS to extend it until March 31, 2017 and reduce the minimum commitment requirements for certain products. In addition, LLS accounted for approximately 12 percent of net sales for the three months ended September 30, 2016. For the three months ended September 30, 2015, LLS, our former distributor for the U.S. Navy, accounted for approximately 74 percent of net sales, and total sales of products for the U.S. Navy were approximately 82 percent of net sales.

For the nine months ended September 30, 2016, ADS accounted for approximately 32 percent of net sales, and total sales of products for the U.S. Navy were approximately 40 percent of net sales. In addition, one of the largest global healthcare systems located in Northeast Ohio accounted for approximately 11 percent of net sales for the nine months ended September 30, 2016. For the nine months ended September 30, 2015, LLS accounted for approximately 79 percent of net sales, and total sales of products for the U.S. Navy were approximately 85 percent of net sales.

The U.S. Navy supply contract that we were awarded in 2011, which accounted for approximately $3.2 million in sales in 2015 and $2.1 million in sales for the nine months ended September 30, 2016, expired on August 1, 2016. The remainder of our sales for the U.S. Navy during these periods occurred through ship-level procurement, which is not impacted by the expiration of this agreement.

At September 30, 2016, ADS accounted for approximately 65 percent of net trade accounts receivable. At December 31, 2015, ADS accounted for approximately 62 percent of net trade accounts receivable.

Recent accounting pronouncements

For information on recent accounting pronouncements, please refer to Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” included under Part I, Item 1 of this Quarterly Report.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Any design of disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Interim Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective as of September 30, 2016.

(b) Changes in internal control over financial reporting

There has been no material change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ENERGY FOCUS, INC.

Date:	November 14, 2016	By:	/s/ James Tu
James Tu
Chief Executive Officer and President

By:	/s/ Michael H. Port
Michael H. Port
Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Documents

3.1	Certificate of Incorporation of Energy Focus, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q filed on November 13, 2013).

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

*101
The following financial information from our Quarterly Report for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended September 30, 2016 and 2015, (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity for the nine months ended September 30, 2016, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (vi) the Notes to Condensed Consolidated Financial Statements.

*
Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.