Form 10-K
period 2016-12-31
ENERGY FOCUS, INC/DE
filed 2017-02-23
CIK 924168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate value of the Company’s common stock held by non-affiliates of the Company was approximately $63.3 million as of June 30, 2016, the last day of the Company’s most recently completed second fiscal quarter, when the last reported sales price was $6.24 per share.
Number of the registrant’s shares of common stock outstanding as of February 17, 2017: 11,710,549

Documents Incorporated by Reference
Portions of the Company’s definitive Proxy Statement for its 2017 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

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

We believe that important factors that could cause our actual results to differ materially from forward-looking statements include, but are not limited to, the risks and uncertainties outlined under “Risk Factors” under Item 1A and other matters described in this Annual Report generally. Some of these factors include:

•
our history of operating losses and our ability to effectively implement cost-cutting measures and generate sufficient cash from operations or receive sufficient financing, on acceptable terms, to continue our operations;

•	our reliance on a limited number of customers, in particular our sales of products for the U.S. Navy, for a significant portion of our revenue, and our ability to maintain or grow such sales levels;

•	the entrance of competitors in the market for the U.S. Navy products;

•	general economic conditions in the United States and in other markets in which we sell our products;

•	our ability to implement and manage our growth plans to diversify our customer base, increase sales, and control expenses;

•	our ability to increase demand in our targeted markets and to manage sales cycles that are difficult to predict and may span several quarters;

•	the timing of large customer orders and significant expenses, and fluctuations between demand and capacity, as we invest in growth opportunities;

•
our dependence on military maritime customers and on the levels of government funding available to such customers, as well as funding resources of our other customers in the public sector and commercial markets;

•	market acceptance of LED lighting technology;

•	our ability to respond to new lighting technologies and market trends, and fulfill our warranty obligations with safe and reliable products;

•	any delays we may encounter in making new products available or fulfilling customer specifications;

•	our ability to compete effectively against companies with greater resources, lower cost structures, or more rapid development efforts;

•	our ability to protect our intellectual property rights and other confidential information, manage infringement claims by others, and the impact of any type of legal claim or dispute;

•
our reliance on a limited number of third-party suppliers, our ability to obtain critical components and finished products from such suppliers on acceptable terms, and the impact of our fluctuating demand on the stability of such suppliers;

•	our ability to timely and efficiently transport products from our third-party suppliers to our facility by ocean marine channels;

•	our dependence on distributors and sales representatives, whose sales efforts may fluctuate and are not bound by long term commitments;

•	any flaws or defects in our products or in the manner in which they are used or installed;

•	our compliance with government contracting laws and regulations, through both direct and indirect sale channels, as well as other laws, such as those relating to the environment and health and safety;

•	risks inherent in international markets, such as economic and political uncertainty, changing regulatory and tax requirements and currency fluctuations;

•	our ability to attract and retain qualified personnel, and to do so in a timely manner; and

•	our ability to maintain effective internal controls and otherwise comply with our obligations as a public company.

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

ITEM 1. BUSINESS

Overview

Energy Focus, Inc. and its subsidiaries engage in the design, development, manufacture, marketing, and sale of energy-efficient lighting systems. We operate in a single industry segment, developing and selling our energy-efficient light-emitting diode (“LED”) lighting products into the military maritime market, and general commercial markets. Recently, we have aligned our resources and focused our efforts on the sale of our LED lighting products, in particular our military and commercial tubular LED (“TLED”) lines of products, into targeted vertical markets. Our goal is to become a trusted leader in the LED lighting retrofit market by replacing fluorescent lamps in institutional buildings and high-intensity discharge (“HID”) lighting in low-bay and high-bay applications with our innovative, high-quality TLED products.

In order to focus on this business opportunity, we have exited non-core businesses. In 2013, we sold our pool lighting products division. During 2014, we shifted our focus away from the turnkey solutions business operated through our subsidiary, Energy Focus LED Solutions, LLC, which had historically incurred lower gross margins. We completed all outstanding solutions-based projects in the first quarter of 2015 and fully exited this business as of September 2015. In August 2015, we sold our United Kingdom subsidiary, Crescent Lighting Limited (“CLL”). As a result of exiting the turnkey solutions, CLL, and the pool products business, we have eliminated all net sales and expenses associated with both businesses from the Consolidated Statements of Operations and have reported the net loss as discontinued operations. Please refer to Note 3, “Discontinued Operations,” for more information on our disposition of these businesses.

The Company was founded in 1985 as Fiberstars, Inc., a California corporation, and reincorporated in Delaware in November 2006. In May 2007, Fiberstars, Inc. merged with and became Energy Focus, Inc., also a Delaware corporation. Our principal executive offices are located at 32000 Aurora Road, Suite B, Solon, Ohio 44139. Our telephone number is 440.715.1300. Our website address is www.energyfocus.com. Information on our website is not part of this Annual Report.

Our industry

We are committed to developing and bringing our high-quality, energy-efficient, long-lived and mercury-free LED, and particularly TLED, products to our targeted military maritime and commercial markets to replace existing linear fluorescent lamps in general purpose lighting applications and HID lamps in low-bay and high-bay lighting applications, which we believe represent a dominant portion of the LED lighting market and energy savings potential. According to the Department of Energy (“DOE”) research report, “Energy Saving Forecast of Solid-State Lighting in General Illumination Applications,” published in September 2016, the linear fixture and low and high-bay submarkets combined represent 80 percent and 92 percent of the 2015 general illumination energy consumption in the commercial and industrial sectors, respectively.

The DOE report also estimated that the LED penetration of all general illumination installed base at the end of 2015 was approximately six percent, and the LED penetration rates of the linear fixture and low and high-bay installed bases were only at three percent and six percent, respectively. Therefore, we believe there is a significant growth opportunity for our business as the lighting market continues its transition to LED lighting, driven by constant and rapid technological improvements, utility and government incentives, rising sustainability standards, and emerging regulatory requirements surrounding energy efficiency.

As the efficiency and cost of LED lighting continue to improve, we believe that market adoption will accelerate, particularly in commercial and industrial applications, where energy usage for lighting is the highest. The DOE report forecasted LED penetration rates of all general illumination, linear fixture, and low and high-bay installed bases to rise rapidly in the coming years to reach 30 percent, 16 percent, and 38 percent, respectively, by the end of 2020, and to reach 59 percent, 47 percent, and 68 percent, respectively, by the end of 2025.

Our products

We produce, source, and/or market a wide variety of LED lighting technologies to serve our primary end markets, including the following:

Military maritime LED lighting products to serve the U.S. Navy and allied foreign navies:

•	Military Intellitube®;

•	Military globe lights;

•	Military berth lights; and

•	Military fixtures.

Commercial products to serve our targeted commercial markets:

•	Direct-wire TLED replacements for linear fluorescent lamps;

•	Commercial Intellitube® TLED replacement for linear fluorescent lamps;

•	LED fixtures and panels for fluorescent replacement or HID replacement in low-bay and high-bay applications;

•	LED down-lights;

•	LED dock lights and wall-packs;

•	LED vapor tight lighting fixtures; and

•	LED retrofit kits.

The key features of our products are as follows:

•	Many of our products meet the lighting efficiency standards mandated by the Energy Independence and Security Act of 2007.

•	Many of our products qualify for federal and state tax and rebate incentives for commercial consumers in certain states.

•
Many of our products make use of proprietary optical and electronics delivery systems that enable high efficiencies with superior lighting qualities with proven records of extremely high product reliability.

•
Our products have extremely low flicker. Our 500D series TLED products are the first and, as of 2016, the only LED products certified by Underwriters Laboratories (“UL®”) as “low optical flicker, less than 1%.” Optical flicker, or fluctuations in brightness over time, is largely invisible to the human eye, but has been proven to exert stress on the human brain, causing headaches and eye strain, which reduce occupant comfort and productivity.

Our strengths and strategy

Our LED products are more energy-efficient than traditional lighting products such as incandescent bulbs and fluorescent lamps, and we believe they can provide significant long-term energy and maintenance cost savings to and reduce carbon emissions and improve the sustainability profile of potential clients.

Our strengths, which we believe provide a strategic competitive advantage, include the following:

•
concentration on developing and providing high-quality, price competitive TLED lamps to replace fluorescent and HID lamps for commercial markets, with particular focus on building direct relationships with end users;

•	providing high quality and high performance LED and TLED products with a long proven history of reliability, as well as a significant and growing installed base with numerous commercial customers;

•	providing what we believe to be the first and only UL®-certified TLED with less than one percent flicker;

•	owning and controlling the development, design, and construction of our TLED products to ensure performance, quality, and cost advantages;

•	dedicated to resolving our customers’ concerns, issues, and bottlenecks in adopting LED Lighting, and developing and offering competitive LED lighting products;

•	a long research, engineering, and market developmental history, with broad and intimate understanding of lighting technologies and LED lighting applications; and

•	a deep understanding of the adoption dynamics and decision-making process for LED lighting products in existing commercial building markets.

Through our strengths, we seek to achieve the following objectives:

•	become a trusted LED lighting partner for our customers in our targeted markets;

•	continuing sales growth and reaching sustainable and profitable financial performance;

•
replication of our success in the military maritime market by penetrating the commercial vertical markets, notably healthcare, education, industrial, and retail, for our commercial LED lighting products; and

•
a streamlined and high-performing organization that is focused on providing industry-leading LED lighting products with compelling, superior value propositions that generate energy savings, reduce carbon emissions, and improve health and well-being for our clients.

Our strategy to achieve these objectives includes the following actions:

•
continue to utilize our patents and proprietary know-how to develop innovative LED lighting products that are differentiated by their quality, efficiency, reliability, adaptability and cost of ownership;

•	increase awareness and knowledge of our technology and offerings within our targeted markets;

•
establish direct and trusted relationships with key clients and early adopters by resolving the LED lighting adoption issues, concerns, and bottlenecks experienced by our prospective clients, and by educating and demonstrating to them our technology and value;

•	rapidly scale our sales efforts to increase the penetration of our technology in our targeted markets; and

•	expand selectively into geographical markets.

Targeted vertical markets
We are focusing on markets where the economic benefits and technical specifications of our lighting product offerings are most compelling. To do so, we are currently targeting specific vertical and geographic segments within two markets: military maritime and commercial.
Over the past three years, our military maritime business primarily consisted of sales of our military Intellitube® product, as the U.S. Navy embarked on a fleet-wide LED retrofit project and we achieved substantial growth in this market during 2014 and 2015. Sales of our products to the U.S. Navy or distributors for the U.S. Navy slowed considerably and were approximately 43 percent of total net sales for the year ended December 31, 2016, compared to approximately 80 percent of total net sales for the year ended December 31, 2015. Through December 31, 2016, we believe approximately 35 percent of the Navy’s potentially replaceable fluorescent tubes have been retrofitted with our military Intellitube® product.
The competitive landscape began to change in late 2016 with opportunities for lower cost structures, and we are no longer the only qualified provider for the U.S. Navy for this product. Due to our expectations as to how this will impact our sales and the current supply with our distributors, we are not presently expecting sales of significance of our military Intellitube® product going forward. As a result, we have made corresponding adjustments to our related equipment and inventory values and our restructuring actions undertaken in 2017 reflect the continued repositioning of our business to focus on other sales opportunities.
We are continuing to diversify our military maritime business, as in addition to retrofit LED products, we were recently awarded our first win for LED fixtures in new ship construction. In early 2016, we saw expanded sales beyond the U.S. Navy into foreign navies, the military sealift command, U.S. Coast Guard, commercial shipping companies, and military bases.

In the commercial market, we are currently targeting the following verticals in the United States: healthcare, education, industrial, and national retail.

In healthcare, we have been working with an increasing number of hospital systems to introduce our products and demonstrate our technology. Given the 24/7 lighting requirements of hospital systems and their acute attention to minimizing a building’s adverse impact on human health, we believe the quality, performance, and value of our products are particularly attractive. We are expanding our sales efforts in the healthcare vertical, which is currently our primary targeted vertical market, to increase penetration. In 2015, we announced a supply agreement with a major northeast Ohio hospital system to retrofit the system’s main campus.

According to the 2012 DOE report, “2010 U.S. Lighting Market Characterization,” there were approximately 151 thousand healthcare buildings occupying 3.7 billion square feet of space in the U.S. In addition, according to the “Energy Efficient Lighting for Commercial Applications” report published by Navigant Research in the fourth quarter of 2014, the number of lamps per square feet in healthcare facilities to meet lighting requirements is three percent, which we believe translates into approximately 110 million fluorescent sockets to be retrofitted.
In education, we are gaining traction and have received orders to retrofit school districts, as well as colleges and universities, in various states. In addition, we are working to build awareness and adoption of our LED lighting technology in schools initially within our current geographic markets. As we advocate for the benefits of LED lighting in schools, both in terms of energy-efficiency and in creating a healthy, flicker-free learning environment, we believe additional opportunities to penetrate the market will arise.

According to the 2012 DOE report, there were approximately 454 thousand educational buildings occupying 11.6 billion square feet of space in the U.S. Furthermore, according to the 2014 report by Navigant Research, the number of lamps per square feet in educational facilities to meet lighting requirements is two percent, which we believe translates into approximately 230 million fluorescent sockets to be retrofitted.

We are also in the early stages of our efforts in the industrial and national retail vertical markets, which are large addressable markets and provide an attractive opportunity for us. In the industrial market in particular, due to the usage of HID lighting, the energy savings that can be achieved by switching to our LED products could be substantial and we believe we have attractive product offerings in this space.

According to the 2012 DOE report, there were approximately 455 thousand industrial buildings occupying 9.8 billion square feet of space and 772 thousand retail buildings occupying 13.1 billion square feet of space in the U.S. Additionally, according to the 2014 report by Navigant Research, the number of lamps per square feet in industrial and retail facilities to meet lighting requirement is three percent and four percent, respectively, which we believe translates into approximately 290 million and 520 million fluorescent sockets to be retrofitted, respectively.

Sales and marketing

Our products are sold through a combination of direct sales employees, electrical and lighting contractors, and distributors.

During 2015 and 2016, we sold the majority of our products for the U.S. Navy through distributor and sales representative arrangements. Until the third quarter of 2015, our primary distributor was LED Lighting Solutions Global, LLC (an affiliate of Energy Management Products, LLC) (“LLS”), which now serves as a sales representative with respect to our U.S. Navy business and a distributor for foreign navies and the U.S. Navy Military Sealift Command. In the third quarter of 2015, we entered into exclusive distribution agreements for 2016 with Atlantic Diving Supply, Inc. (“ADS”) and LLS, under which ADS and LLS purchase our products under minimum commitment requirements for supply to the U.S. Navy, and to foreign navies and the U.S. Navy Military Sealift Command, respectively. Sales of our products for the U.S. Navy through ADS were $11.3 million during 2016, or 36 percent of our net sales for the period. Total sales of our products for the U.S. Navy were $13.4 million, or 43 percent of our net sales for the period. The remainder of our sales of products for the U.S. Navy in the year ended December 31, 2016 were made pursuant to an indefinite duration, indefinite quantity (“IDIQ”) supply contract we were awarded in 2011. This IDIQ contract expired on August 1, 2016. Our exclusive distributor agreement with ADS continues through March 31, 2017, at which point we expect ADS to have remaining inventory. Our sales representative agreement with LLS ended in November 2016, but our distribution agreement continues until November 2017.

Within the commercial market, we continue to focus on direct corporate accounts, general contractors, and lighting retrofit companies (“LRCs”) especially in the healthcare, education, industrial, and retail verticals. We intend to continue to expand our business development capabilities, sales organizations, and geographic markets to support our efforts in these areas.

Concentration of sales

In 2016, sales of our products to the U.S. Navy or to distributors for the U.S. Navy accounted for approximately 43 percent of net sales from continuing operations. Customers accounting for greater than 10 percent of our net sales from continuing operations included ADS, which accounted for approximately 36 percent, and one of the largest global healthcare systems located in Northeast Ohio, which accounted for approximately 11 percent. No other customers accounted for greater than 10 percent of our net sales.
As previously discussed, due to developments during the fourth quarter of 2016, we expect no sales of the military Intellitube® product for the U.S. Navy in 2017 and limited future sales thereafter.

Competition

Our LED lighting products compete against a variety of lighting products, including conventional light sources such as compact fluorescent lamps and HID lamps, as well as other TLEDs and full fixture lighting products. Our ability to compete depends substantially upon the superior performance and lower lifecycle cost of our products. Principal competitors in our markets include large lamp manufacturers and lighting fixture companies based in the U.S., as well as TLED manufacturers mostly based in Asia, whose financial resources may substantially exceed and cost structure may be well below ours. These competitors may introduce new or improved products that may reduce or eliminate some of the competitive advantage of our products. We anticipate that the competition for our products will also come from new technologies that offer increased energy efficiency, lower maintenance costs, and/or advanced features. We compete with LED systems produced by large lighting companies such as Royal Philips, CREE, Inc., Osram Sylvania, and GE, Inc., as well as, smaller manufacturers or distributors such as LED Smart and Revolution Lighting Technologies. Some of these competitors offer products with performance characteristics similar to those of our products. For example, we are no longer the only company whose LED products are certified for the retrofit of U.S. Navy vessels and competing products may be available at a lower cost.

Manufacturing and suppliers

We produce our lighting products and systems through a combination of internal manufacturing and assembly at our Solon, Ohio facility, and sourced finished goods. Our internal lighting system manufacturing consists primarily of final assembly, testing, and quality control. We have worked with several vendors to design custom components to meet our specific needs. Our quality assurance program provides for testing of all sub-assemblies at key stages in the assembly process, as well as testing of finished products produced both internally and sourced through third parties.

Manufacturing costs are managed through the balance of internal production and an outsourced production model for certain parts and components, as well as finished goods in specific product lines, to a small number of vendors in various locations throughout the world, primarily in the United States, Taiwan, and China. In some cases, we rely upon a single supplier to source certain components, sub-assemblies, or finished goods. We continually attempt to improve our global supply chain practices to satisfy client demands in terms of quality and volumes, while controlling our costs and achieving targeted gross margins.

Product development

Product development is a key area of operating focus and competitive differentiation for us. Our product development team is dedicated to developing and designing leading LED lighting products, and in 2015, we opened a product development and quality control center in Taiwan.

Gross product development expenses for the years ended December 31, 2016, 2015, and 2014 were $3.7 million, $3.0 million, and $1.7 million respectively. As we previously announced, in 2014 we curtailed our efforts on bidding on research contracts and grants in order to focus our resources exclusively on projects and contracts that support LED technologies.

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

Insurance

All of our properties and equipment are covered by insurance and we believe that such insurance is adequate. In addition, we maintain general liability and workers’ compensation insurance in amounts we believe to be consistent with our risk of loss and industry practice.

Employees

At December 31, 2016, we had 131 full-time employees, 7 of whom were located in Taiwan and 124 in the United States. None of our employees are subject to collective bargaining agreements.

Business segments

During the third quarter of 2015, we completed the exit of our turnkey solutions business and reported the historical results of that business as discontinued operations. We currently operate in a single business segment that includes the marketing and sale of commercial and military maritime lighting products. Our products are sold primarily in North America through a combination of direct sales employees, independent sales representatives, and distributors.

Please refer to Note 3, “Discontinued Operations” and Note 11, “Product and Geographic Information,” included in Item 8 of this Annual Report, for additional information.

Available information

Our website is located at www.energyfocus.com. We make available free of charge, on or through our website, our annual, quarterly, and current reports, as well as any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission. Information contained on our website is not part of this Annual Report.

ITEM 1A. RISK FACTORS

Risks associated with our business

We have a history of operating losses and may incur losses in the future.

We reported a net loss from continuing operations of $16.9 million for the year ended December 31, 2016. While we reported net income from continuing operations of $8.8 million for the year ended December 31, 2015, we also experienced a net loss from continuing operations of approximately $4.2 million for the year ended December 31, 2014. Our operating expenses were 39.0 percent of net sales in the year ended December 31, 2014 and 30.5 percent of net sales in the year ended December 31, 2015, but increased to 79.1 percent of net sales in the year ended December 31, 2016. As of December 31, 2016, we had cash and cash equivalents of approximately $16.6 million and an accumulated deficit of $96.9 million.

In order for us to continue as a going concern and attain sustainable profitability and growth, we will need to effectively implement our cost-cutting and restructuring initiatives. In February 2017, we announced a corporate restructuring initiative designed to streamline operating costs and heighten organizational focus on our healthcare markets. The initiative includes an organizational consolidation of management and oversight functions in order to streamline and better align the organization into more focused, efficient, and cost effective reporting relationships. The restructuring plan includes headcount reductions and office closures and consolidation. We are in the process of evaluating the impact of these expected actions and estimate that approximately $1.1 million in restructuring charges will be recorded during the first quarter of 2017. The combination of our current financial position, liquid resources, and restructuring actions are intended to return us to profitability by the end of 2017 and mitigate the risk that we will not be able to continue as a going concern. The initiative may not achieve these objectives if, for example, we have unanticipated costs, do not generate expected sales or lack sufficient infrastructure to capitalize on growth opportunities.

We will also need to execute our engineering, marketing and sales plans for our energy-efficient LED lighting products, develop new technologies and products that allow us to effectively compete in new markets to expand our customer base and continue to improve our supply chain and organizational structure. Our ability to achieve these goals may be constrained by our lack of available funding. In addition, our 2015 financial performance was due to a significant concentration of our sales to a few customers of our military maritime products for the U.S. Navy. These sales have declined and are no longer expected to be of significance, and we have made increased investments in and recently refocused our infrastructure to expand our sales into targeted commercial markets and with other military maritime customers. In order to generate profits over the long-term, we will need to diversify our customer base and product offerings. Our efforts to expand our offerings and reach additional markets are in their early stages and there can be no assurance we will be successful.

We may require additional financing, and we may not be able to raise funds on favorable terms or at all.

As of December 31, 2016, we had cash and cash equivalents of approximately $16.6 million, and for the year ended December 31, 2016, we reported a net loss from continuing operations of $16.9 million. During the quarter ended September 30, 2015, we raised approximately $23.6 million from a follow-on offering of 1,500,000 shares of common stock. The proceeds from that offering will continue to provide funding for the near-term, however, there is a risk that we will require additional external financing if our business does not generate adequate cash flow or if our business plans change or require more investment than we currently anticipate.

In addition, we terminated our revolving credit facility effective December 31, 2015 and do not have current plans to enter into a replacement facility.

If we require additional financing, we will evaluate all available external funding sources, but there can be no assurance that we will obtain funding on acceptable terms, in a timely fashion, or at all. Obtaining additional financing contains risks, including:

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

If we fail to obtain required additional financing to grow our business, we would need to delay or scale back our business plan, further reduce our operating costs, or reduce our headcount, each of which would have a material adverse effect on our business, future prospects, and financial condition.

We derive a significant portion of our revenue from a few customers and the loss of one of these customers, or a reduction in their demand for our products, could adversely affect our business, financial condition, results of operations, and prospects.

Our customer base is highly concentrated and one or a few customers have represented a substantial portion of our net sales. For the year ended December 31, 2016, total sales of products for the U.S. Navy accounted for approximately 43 percent of our net sales from continuing operations and ADS, a distributor of these products, accounted for approximately 36 percent of net sales from continuing operations. The remainder of our sales of products for the U.S. Navy in 2016 were made pursuant to an indefinite duration, indefinite quantity (“IDIQ”) supply contract we were awarded in 2011. This IDIQ contract expired on August 1, 2016.

In the fourth quarter of 2015, we entered into distribution agreements with ADS and LLS, under which ADS and LLS purchased our products under minimum commitment requirements in regard to the applicable territories in order to maintain exclusivity. While we extended the agreement with ADS through March 31, 2017, the last of these minimum purchase requirements occurred in December 2016. The distribution agreement with LLS continues until November 2017.

We generally do not have long-term contracts with our customers that commit them to purchase any minimum amount of our products or require them to continue to do business with us. Significant customers, including distributors or end-users such as the U.S. Navy, could discontinue purchasing our products at any time. We could lose business from the U.S. Navy or another significant customer for a variety of reasons, many of which are outside of our control. We are no longer the only company whose LED products are certified for the retrofit of U.S. Navy vessels and competing products may be available at a lower cost. Other reasons could include changes in levels of funding available to military maritime customers, our inability to comply with government contracting laws and regulations, changes in customers’ procurement strategies or their lighting retrofit plans, changes in product specifications, additional competitors entering particular markets, our failure to keep pace with technological advances and cost reductions, and damage to our professional reputation, among others.

Many of the products we supply to the U.S. Navy comply with domestic preference standards, which specify that all or a certain portion of the components be produced or the costs associated with manufacturing are incurred in the U.S. Certain exceptions apply and if the standards, or the criteria underlying these standards, were to be relaxed or waived, or exceptions are available, lower cost competitors will have an advantage in the military maritime market. Lower cost competition could reduce our market share and adversely affect our results and the investments we have made in our military maritime business.

We anticipate that a limited number of customers could continue to comprise a substantial portion of our revenue for the foreseeable future. If we continue to do business with our significant customers, our concentration can cause variability in our results because we cannot control the timing or amounts of their purchases. If a significant end-user like the U.S. Navy, for example, changes the scope or timing of its energy efficiency initiatives, or our distributors alter inventory or pricing levels, these events can occur with little or no notice and could adversely affect our results of operations and cash flows in particular periods.

Depressed general economic conditions may adversely affect our operating results and financial condition.

Our business is sensitive to changes in general economic conditions, both inside and outside the United States. Slow growth in the economy or an economic downturn, particularly one affecting construction and building renovation, or that cause end-users to reduce or delay their purchases of lighting products, services, or retrofit activities, would have a material adverse effect on our business, cash flows, financial condition and results of operations. LED lighting retrofit projects, in particular, tend to require a significant capital commitment, which is offset by cost savings achieved over time. As such, a lack of available capital, whether due to economic factors or conditions in the capital or debt markets, could have the effect of reducing demand for our products. A decrease in demand could adversely affect our ability to meet our working capital requirements and growth objectives, or could otherwise adversely affect our business, financial condition, and results of operations.

Our inability to diversify our customer base could adversely impact our business and operating results, and expanding to new target markets may open us up to additional risks and challenges.

Our efforts to penetrate additional markets are generally in the early stages, and we cannot provide any assurance we will be successful. Our initial sales cycle is long, generally six to twelve months or more, and each targeted market may require us to develop different expertise and sales, supply, or distribution channels. We may dedicate significant resources to a targeted customer or industry before we achieve meaningful results or are able to effectively evaluate our success. As we target new customers and industries, we will also face different technological, pricing, supply, regulatory and competitive challenges that we may not have experience with, or that may evolve more rapidly than we can address. As a result, our efforts to expand to new markets may not succeed, may divert management resources from our existing operations and may require significant financial commitments to unproven areas of our business, all of which may harm our financial performance.

If we are unable to manage future growth effectively, our profitability and liquidity could be adversely affected.

Our ability to achieve our desired growth depends on the adoption of LEDs within the general lighting market and our ability to affect and adapt to this rate of adoption. The pace of continued growth in this market is uncertain, and in order to grow, we will need to:

•	manage organizational complexity and communication;

•	expand the skills and capabilities of our current management team;

•	add experienced senior level managers;

•	attract and retain qualified employees;

•	adequately maintain and adjust the operational and financial controls that support our business;

•	expand research and development, sales and marketing, technical support, distribution capabilities, manufacturing planning and administrative functions;

•	maintain or establish additional manufacturing facilities and equipment, as well as secure sufficient third-party manufacturing resources, to adequately meet customer demand; and

•	manage an increasingly complex supply chain that has the ability to maintain a sufficient supply of materials and deliver on time to our manufacturing facilities.

These efforts to grow our business, both in terms of size and in diversity of customer bases served, will require rapid expansion in certain functional areas and put a significant strain on our resources. We may incur significant expenses as we attempt to scale our resources and make investments in our business that we believe are necessary to achieve long-term growth goals. Such investments take time to become fully operational, and we may not be able to expand quickly enough to exploit targeted market opportunities. In addition to our own manufacturing capacity, we are increasingly utilizing contract manufacturers and original design manufacturers (“ODMs”) to produce our products for us. There are also inherent execution risks in expanding product lines and production capacity, whether through our facilities or that of a third-party manufacturer, that could increase costs and reduce our operating results, including design and construction cost overruns, poor production process yields and reduced quality control. If we are unable to manage our growth effectively, our expenses could increase without a proportionate increase in revenue, our margins could decrease, and our business and results of operations could be adversely affected.

Our results of operations, financial condition and business could be harmed if we are unable to balance customer demand and capacity.

As customer demand for our products changes, we must be able to adjust our production capacity to meet demand. We are continually taking steps to address our manufacturing capacity needs for our products. If we are not able to increase or decrease our production capacity at our targeted rate or if there are unforeseen costs associated with adjusting our capacity levels, we may not be able to achieve our financial targets. In addition, as we introduce new products and further develop product generations, we must balance the production and inventory of prior generation products with the production and inventory of new generation products, whether manufactured by us or our contract manufacturers, to maintain a product mix that will satisfy customer demand and mitigate the risk of incurring cost write-downs on the previous generation products, related raw materials and tooling.

Due to investment in long lead time items and our leaner operations following our February 2017 restructuring initiative, if demand does not materialize at the rate forecasted, we may not be able to scale back our manufacturing expenses or overhead costs to correspond to the demand. This could result in lower margins and adversely impact our business and results of operations. Additionally, if product demand decreases or we fail to forecast demand accurately, our results may be adversely impacted due to higher costs resulting from lower factory utilization, causing higher fixed costs per unit produced. Further, we may be required to recognize impairments on our long-lived assets or recognize excess inventory write-off charges, as we did in the fourth quarter of 2016. We may in the future be required to recognize excess capacity charges, which would have a negative impact on our results of operations. In addition, our efforts to improve quoted delivery lead-time performance may result in corresponding reductions in order backlog. A decline in backlog levels could result in more variability and less predictability in our quarter-to-quarter net sales and operating results.

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

Our past operating results may not be accurate indicators of future performance, and you should not rely on such results to predict our future performance. Our operating results have fluctuated significantly in the past, and could fluctuate in the future. Factors that may contribute to fluctuations include:

•	changes in aggregate capital spending, cyclicality and other economic conditions, or domestic and international demand in the industries;

•	the timing of large customer orders, particularly for the U.S. Navy, to which we may have limited visibility and cannot control;

•	our ability to effectively manage our working capital;

•	our ability to generate increased demand in our targeted markets, particularly those in which we have limited experience;

•	our ability to satisfy consumer demands in a timely and cost-effective manner;

•	pricing and availability of labor and materials;

•	quality testing and reliability of new products;

•	our inability to adjust certain fixed costs and expenses for changes in demand and the timing and significance of expenditures that may be incurred to facilitate our growth;

•	seasonal fluctuations in demand and our revenue; and

•	disruption in component supply from foreign vendors.

Customers may be unable to obtain financing to make purchases from us.

Some of our customers require financing in order to purchase our products and the initial investment is higher than is required with traditional lighting products. The potential inability of these customers to access the capital needed to finance purchases of our products and meet their payment obligations to us could adversely impact the appeal of our products relative to those with lower upfront costs and have a negative impact on our financial condition and results of operations. There can be no assurance that third party finance companies will provide capital to our customers.

A significant portion of our business is dependent upon the existence of government funding, which may not be available into the future and could result in a reduction in sales and harm to our business.

We target sales to entities that are dependent on governmental funding, including foreign allied navies and U.S. military bases. If the U.S. Navy or any of these other target customers abandon, curtail, or delay planned LED lighting retrofit projects as a result of the levels of funding available to them or changes in budget priorities, it would adversely affect our opportunities to generate product sales.

If LED lighting technology fails to gain widespread market acceptance or we are unable to respond effectively as new lighting technologies and market trends emerge, our competitive position and our ability to generate revenue, and profits may be harmed.

To be successful, we depend on continued market acceptance of our existing LED technology. Although adoption of LED lighting continues to grow, the use of LED lighting products for general illumination is in its early stages, is still limited, and faces significant challenges. Potential customers may be reluctant to adopt LED lighting products as an alternative to traditional lighting technology because of its higher initial cost or perceived risks relating to its novelty, reliability, usefulness, light quality, and cost-effectiveness when compared to other established lighting sources available in the market. Changes in economic and market conditions may also make traditional lighting technologies more appealing. For example, declining energy prices in certain regions or countries may favor existing lighting technologies that are less energy-efficient, reducing the rate of adoption for LED lighting products in those areas. Notwithstanding continued performance improvements and cost reductions of LED lighting, limited customer awareness of the benefits of LED lighting products, lack of widely accepted standards governing LED lighting products and customer unwillingness to adopt LED lighting products could significantly limit the demand for LED lighting products. Even potential customers that are inclined to adopt energy-efficient lighting technology may defer investment as LED lighting products continue to experience rapid technological advances. Any of the foregoing could adversely impact our results of operations and limit our market opportunities.

In addition, we will need to keep pace with rapid changes in LED technology, changing customer requirements, new product introductions by competitors and evolving industry standards, any of which could render our existing products obsolete if we fail to respond in a timely manner. The development, introduction, and acceptance of new products incorporating advanced technology is a complex process subject to numerous uncertainties, including:

•	achievement of technology breakthroughs required to make commercially viable devices;

•	the accuracy of our predictions for market requirements;

•	our ability to predict, influence, and/or react to evolving standards;

•	acceptance of our new product designs;

•	acceptance of new technologies in certain markets;

•	the availability of qualified research and development personnel;

•	our timely completion of product designs and development;

•	our ability to develop repeatable processes to manufacture new products in sufficient quantities, with the desired specifications, and at competitive costs;

•	our ability to effectively transfer products and technology from development to manufacturing; and

•	market acceptance of our products.

We have previously experienced, and could in the future experience, delays in the introduction of new products. We could also devote substantial resources to the development of new technologies or products that are ultimately not successful.

If effective new sources of light other than LEDs are discovered, our current products and technologies could become less competitive or obsolete. If others develop innovative proprietary lighting technology that is superior to ours, or if we fail to accurately anticipate technology and market trends, respond on a timely basis with our own development of new and reliable products and enhancements to existing products, and achieve broad market acceptance of these products and enhancements, our competitive position may be harmed and we may not achieve sufficient growth in our net sales to attain or sustain profitability.

If we are not able to compete effectively against companies with greater resources, our prospects for future success will be jeopardized.

The lighting industry is highly competitive. In the high-performance lighting markets in which we sell our advanced lighting systems, our products compete with lighting products utilizing traditional lighting technology provided by many vendors. For sales of military products, we compete with a small number of qualified military lighting lamp and fixture suppliers, and a newly certified supplier to the U.S. Navy for LED lighting products. In certain commercial applications, we typically compete with LED systems produced by large lighting companies. Our primary competitors include Royal Philips, CREE, Inc., Osram Sylvania, GE, Inc., LED Smart, and Revolution Lighting Technologies. Some of these competitors offer products with performance characteristics similar to those of our products. For example, we are no longer the only company whose LED products are certified for the retrofit of U.S. Navy vessels and competing products may be available at a lower cost. Many of our competitors are larger, more established companies with greater resources to devote to research and development, manufacturing and marketing, as well as greater brand recognition. In addition, larger competitors who purchase greater unit volumes from component suppliers may be able to negotiate lower bill of material costs, thereby enabling them to offer lower pricing to end customers. Moreover, the relatively low barriers to entry into the lighting industry and the limited proprietary nature of many lighting products also permit new competitors to enter the industry easily and with lower costs.

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

If we are unable to obtain and adequately protect our intellectual property rights or are subject to claims that our products infringe on the intellectual property rights of others, our ability to commercialize our products could be substantially limited.

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

We may be subject to confidential information theft or misuse, which could harm our business and results of operations.

We face attempts by others to gain unauthorized access to our information technology systems on which we maintain proprietary and other confidential information. Our security measures may be breached as the result of industrial or other espionage actions of outside parties, employee error, malfeasance or otherwise, and as a result, an unauthorized party may obtain access to our systems. Additionally, outside parties may attempt to access our confidential information through other means, for example by fraudulently inducing our employees to disclose confidential information. We actively seek to prevent, detect and investigate any unauthorized access, which occasionally occurs despite our best efforts. We might be unaware of any such access or unable to determine its magnitude and effects. The theft and/or unauthorized use or publication of our trade secrets and other confidential business information as a result of such an incident could adversely affect our competitive position and the value of our investment in research and development could be reduced. Our business could be subject to significant disruption and we could suffer monetary or other losses.

If critical components and finished products that we currently purchase from a small number of third-party suppliers become unavailable or increase in price, or if our suppliers or delivery channels fail to meet our requirements for quality, quantity, and timeliness, our revenue and reputation in the marketplace could be harmed, which would damage our business.

In an effort to reduce manufacturing costs, we have outsourced the production of certain parts and components, as well as finished goods in our product lines, to a small number of vendors in various locations throughout the world, primarily in the United States and China. We generally purchase these sole or limited source items with purchase orders, and we have limited guaranteed supply arrangements with such suppliers. While we believe alternative sources for these components and products are available, we have selected these particular suppliers based on their ability to consistently provide the best quality product at the most cost effective price, to meet our specifications, and to deliver within scheduled time frames. We do not control the time and resources that these suppliers devote to our business, and we cannot be sure that these suppliers will perform their obligations to us. If our suppliers fail to perform their obligations in a timely manner or at satisfactory quality levels, we may suffer lost sales, reductions in revenue and damage to our reputation in the market, all of which would adversely affect our business. As our demand for our products fluctuates and can be hard to predict, we may not need a sustained level of inventory, which may cause financial hardship for our suppliers or they made need to divert production capacity elsewhere. We may be vulnerable to unanticipated price increases and payment term changes. Significant increases in the prices of sourced components and products could cause our product prices to increase, which may reduce demand for our products or make us more susceptible to competition. Furthermore, in the event that we are unable to pass along increases in operating costs to our customers, margins and profitability may be adversely affected. Accordingly, the loss of all or one of these suppliers could have a material adverse effect on our operations until such time as an alternative supplier could be found.

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

We rely on arrangements with independent shipping companies for the delivery of our products from vendors abroad. The failure or inability of these shipping companies to deliver products or the unavailability of shipping or port services, even temporarily, could have a material adverse effect on our business. We may also be adversely affected by an increase in freight surcharges due to rising fuel costs and added security costs.

We depend on independent distributors and sales representatives for a substantial portion of our net sales, and the failure to manage our relationships with these third parties, or the termination of these relationships, could cause our net sales to decline and harm our business.

While we are also building our sales force to market and sell directly to end clients, we rely significantly on indirect sales channels to market and sell our products. Most of our products are sold through third-party independent distributors and sales representatives. In particular, sales of our products for the U.S. Navy, which have accounted for a substantial portion of our net sales in recent periods, were made through ADS and LLS, as an independent distributor and a sales representative, respectively. In addition, these parties provide technical sales support to end-users. The agreement with ADS expires on March 31, 2017. During 2016, ADS had minimum quarterly purchase commitments under the agreement that exceeded demand during the year. The representative agreement with LLS ended in November 2016, but the distribution agreement continues until November 2017. Other than our agreement with ADS, our current agreements with distributors and sales representatives are generally non-exclusive, meaning they can sell products of our competitors. Any such agreements we enter into in the future may be on similar terms. Furthermore, our agreements are generally short-term, and can be cancelled by these sales channels without significant financial consequence. Inability to negotiate extensions of these contracts on acceptable terms could adversely impact sales of our products. We cannot control how these distributors or sales representatives perform or manage their inventory levels and cannot be certain that we or end-users will be satisfied by their performance. If these distributors and sales representatives significantly change their terms with us, or change their historical pattern of ordering products from us, there could be a significant impact on our net sales and profits.

Our products could contain defects or they may be installed or operated incorrectly, which could reduce sales of those products or result in claims against us.

Despite product testing, defects may be found in our existing or future products. This could result in, among other things, a delay in the recognition or loss of net sales, the write-down or destruction of existing inventory, insurance recoveries that fail to cover the full costs associated with product recalls, significant warranty, support, and repair costs, diversion of the attention of our engineering personnel from our product development efforts, and damage to our relationships with our customers. The occurrence of these problems could also result in reputational damage or the delay or loss of market acceptance of our lighting products, and would likely harm our business. In addition, our customers may specify quality, performance, and reliability standards that we must meet. If our products do not meet these standards, we may be required to replace or rework the products. In some cases, our products may contain undetected defects or flaws that only become evident after shipment. Even if our products meet standard specifications, our customers may attempt to use our products in applications for which they were not designed or in products that were not designed or manufactured properly, resulting in product failures and creating customer satisfaction issues.

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

We provide warranty periods ranging from one to ten years on our products. The standard warranty on nearly all of our new LED lighting products, which now represent the majority of our revenue, is ten years. Although we believe our reserves are appropriate, we are making projections about the future reliability of new products and technologies, and we may experience increased variability in warranty claims. Increased warranty claims could result in significant losses due to a rise in warranty expense and costs associated with customer support.

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

The cost of compliance with environmental, health, safety, and other laws and regulations could adversely affect our results of operations or financial condition.

We are subject to a broad range of environmental, health, safety, and other laws and regulations. These laws and regulations impose increasingly stringent environmental, health, and safety protection standards and permit requirements regarding, among other things, air emissions, wastewater storage, treatment, and discharges, the use and handling of hazardous or toxic materials, waste disposal practices, the remediation of environmental contamination, and working conditions for our employees. Some environmental laws, such as Superfund, the Clean Water Act, and comparable laws in U.S. states and other jurisdictions world-wide, impose joint and several liability for the cost of environmental remediation, natural resource damages, third party claims, and other expenses, without regard to the fault or the legality of the original conduct, on those persons who contributed to the release of a hazardous substance into the environment. We may also be affected by future laws or regulations, including those imposed in response to energy, climate change, geopolitical, or similar concerns. These laws may impact the sourcing of raw materials and the manufacture and distribution of our products and place restrictions and other requirements on the products that we can sell in certain geographical locations.

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

To a large extent, our future success will depend on the continued contributions of certain employees, such as our current Executive Chairman, Chief Executive Officer and President, and Chief Financial Officer. We have had significant turnover in our management team since 2013 and cannot be certain that these and other key employees will continue in their respective capacities for any period of time, and these employees may be difficult to replace. Our future success will also depend on our ability to attract and retain qualified technical, sales, marketing, and management personnel, for whom competition is very intense. As we attempt to rapidly grow our business, it could be especially difficult to attract and retain sufficient qualified personnel. The loss of, or failure to attract, hire, and retain any such persons could delay product development cycles, disrupt our operations, increase our costs, or otherwise harm our business or results of operations.
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

Moreover, although not legally required to do so, we strive to obtain certification for substantially all our products. In the United States, we seek certification on substantially all of our products from UL®, Intertek Testing Services (ETL®), or DesignLights Consortium (DLC™). Where appropriate in jurisdictions outside the United States and Europe, we seek to obtain other similar national or regional certifications for our products. Although we believe that our broad knowledge and experience with electrical codes and safety standards have facilitated certification approvals, we cannot ensure that we will be able to obtain any such certifications for our new products or that, if certification standards are amended, that we will be able to maintain such certifications for our existing products. Moreover, although we are not aware of any effort to amend any existing certification standard or implement a new certification standard in a manner that would render us unable to maintain certification for our existing products or obtain ratification for new products, our net sales might be adversely affected if such an amendment or implementation were to occur.

As a public reporting company, we are subject to complex regulations concerning corporate governance and public disclosure that require us to incur significant expenses, divert management resources, and expose us to risks of non-compliance.

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

At any given time, we may be subject to litigation or claims related to our products, suppliers, customers, employees, stockholders, distributors, sales representatives, intellectual property, and sales of our assets, among other things, the disposition of which may have an adverse effect upon our business, financial condition, or results of operation. The outcome of litigation is difficult to assess or quantify. Lawsuits can result in the payment of substantial damages by defendants. If we are required to pay substantial damages and expenses as a result of these or other types of lawsuits our business and results of operations would be adversely affected. Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend and may divert time and money away from our operations. Insurance may not be available at all or in sufficient amounts to cover any liabilities with respect to these or other matters. A judgment or other liability in excess of our insurance coverage for any claims could adversely affect our business and the results of our operations.
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

Our common stock is “thinly-traded” and we have a relatively small public float, which increases volatility in the share price and makes it difficult for investors to buy or sell shares in the public market without materially affecting our share price. Since our listing on the NASDAQ Capital Market in August 2014, our market price has ranged from a low of $2.95 to a high of $29.20 and has recently experienced significant volatility. Broad market and industry factors also may adversely affect the market price of our common stock, regardless of our actual operating performance. Factors that could cause wide fluctuations in our stock price may include, among other things:

•	general economic conditions and trends;

•	addition or loss of significant customers and the timing of significant customer purchases;

•	actual or anticipated variations in our financial condition and operating results;

•	market expectations following period of rapid growth;

•	our ability to effectively manage our growth and the significance and timing of associated expenses;

•	overall conditions or trends in our industry;

•	the entry or exit of new competitors into our target markets;

•	any litigation or legal claims;

•	the terms and amount of any additional financing that we may obtain, if any;

•	unfavorable publicity;

•	additions or departures of key personnel;

•	changes in the estimates of our operating results or changes in recommendations by any securities or industry analysts that elect to follow our common stock; and

•	sales of our common stock by us or our stockholders, including sales by our directors and officers.

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

We are authorized to issue 30,000,000 shares of common stock, of which 11,710,549 shares were issued and outstanding as of December 31, 2016. Our Board of Directors has the authority, without action or vote of our stockholders, to issue authorized but unissued shares subject to the rules of the NASDAQ Capital Market. In addition, in order to raise capital or acquire businesses in the future, we may need to issue securities that are convertible or exchangeable for shares of our common stock. Any such issuances could be made at a price that reflects a discount to the then-current trading price of our common stock. These issuances could be dilutive to our existing stockholders and cause the market price of our common stock to decline.

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

The elimination of monetary liability against our directors under Delaware law and the existence of indemnification rights held by our directors, officers, and employees may result in substantial expenditures by the Company and may discourage lawsuits against our directors, officers, and employees.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices and our manufacturing facility are located in an approximately 117,000 square foot facility in Solon, Ohio, under a lease agreement expiring on June 30, 2022.

We also have a leased sales office in New York, New York and a leased product development office in Taipei City, Taiwan.

We believe the aforementioned facilities are adequate to support our current and anticipated operations.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be involved in legal proceedings arising from the normal course of business. See Note 13, “Legal Matters,” included in Item 8 of this Annual Report.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Executive officers of the registrant

The following is the name, age, and present position of each of our current executive officers, as well as all prior positions held by each of them during the last five years and when each of them was first elected or appointed as an executive officer:

Name	Age	Current position and business experience

Theodore L. Tewksbury III, Ph.D.	60	Chairman of the Board, Chief Executive Officer and President – February 2017 to present
		Executive Chairman of the Board – December 2016 to February 2017

Dr. Tewksbury has been Founder and CEO of Tewksbury Partners, LLC, providing strategic consulting, advisory and board services to private and public technology companies, venture capital and private equity firms, since 2013. He had served as President and Chief Executive Officer (from November 2014) and a director (from September 2010) of Entropic Communications, a public company specializing in semiconductor solutions for the connected home, until its sale to MaxLinear, Inc., another public semiconductor company, in April 2015, and he remains a director of MaxLinear, Inc. He is also a director of Jariet Technologies, a private company specializing in digital microwave integrated circuits for wireless infrastructure, backhaul and military applications. From 2008 to 2013, Dr. Tewksbury served as President and Chief Executive Officer and a director of Integrated Device Corporation, a public semiconductor company.

Bradley B. White	43	Chief Financial Officer – December 2016 to present

Prior to Mr. White’s appointment as Chief Financial Officer of the Company, Mr. White had been serving as Executive Vice President and Chief Financial Officer of EngagePoint, Inc., a privately-held enterprise software and solutions provider to state and federal government organizations, since 2015. He had previously served as Chief Accounting Officer, Vice President and Controller of National Grid USA, a subsidiary of an SEC-reporting multinational energy company based in the U.K., from 2011 to 2014. Mr. While served in various finance roles prior to that, including as Assistant Corporate Controller at Unisys Corp. from 2006 to 2011.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on The NASDAQ Capital Market (“NASDAQ”) under the symbol “EFOI.”

The following table sets forth the high and low market sales prices per share for our common stock for the years ended December 31, 2016 and 2015 as reported by NASDAQ:

	High	Low

First quarter 2016	$13.80	$6.55
Second quarter 2016	8.54	5.50
Third quarter 2016	6.32	3.61
Fourth quarter 2016	5.37	2.95

First quarter 2015	$5.75	$3.95
Second quarter 2015	8.82	4.81
Third quarter 2015	29.20	8.48
Fourth quarter 2015	20.00	11.03

Stockholders

There were approximately 93 holders of record of our common stock as of February 17, 2017, however, a large number of our stockholders hold their stock in “street name” in brokerage accounts. Therefore, they do not appear on the stockholder list maintained by our transfer agent.

Dividends

We have not declared or paid any cash dividends, and do not anticipate paying cash dividends in the near future.

Securities authorized for issuance under equity compensation plans

The following table details information regarding our existing equity compensation plans as of December 31, 2016:

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	780,849	$7.48	(2)	990,079	(1)

(1)
Includes 443,441 shares available for issuance under the 2013 Employee Stock Purchase Plan and 546,638 shares available for issuance under our 2014 Stock Incentive Plan, which may be issued in the form of options, restricted stock, restricted stock units, and other equity-based awards.

(2)	Does not include 250,115 shares that are restricted stock units and do not have an exercise price.
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

SELECTED FINANCIAL DATA
(amounts in thousands, except per share data)

	2016	2015	2014	2013	2012

OPERATING SUMMARY
Net sales	$30,998	$64,403	$22,700	$9,423	$10,015
Gross profit	7,677	29,292	7,778	2,078	1,476
Net (loss) income from continuing operations	(16,875)	9,471	(4,246)	(5,907)	(3,767)
(Loss) income from discontinued operations	(12)	(691)	(1,599)	3,546	(1,942)
Net (loss) income	(16,887)	8,780	(5,845)	(2,361)	(5,709)
Net (loss) income per share - basic:
From continuing operations	$(1.45)	$0.91	$(0.55)	$(1.24)	$(0.91)
From discontinued operations	—	(0.07)	(0.20)	0.74	(0.47)
Total	(1.45)	0.84	(0.75)	(0.50)	(1.38)
Net (loss) income per share - diluted:
From continuing operations	$(1.45)	$0.88	$(0.55)	$(1.24)	$(0.91)
From discontinued operations	—	(0.06)	(0.20)	0.74	(0.47)
Total	(1.45)	0.82	(0.75)	(0.50)	(1.38)
Shares used in net (loss) income per share calculation:
Basic	11,673	10,413	7,816	4,779	4,132
Diluted	11,673	10,752	7,816	4,779	4,132
FINANCIAL POSITION SUMMARY
Total assets	$34,978	$55,702	$19,496	$12,808	$14,353
Cash and cash equivalents	16,629	34,640	7,435	1,890	788
Credit line borrowings	—	—	453	—	1,590
Current maturities of long-term debt	—	—	—	59	756
Long-term debt, net of current maturities	—	—	70	4,011	1,793
Stockholders' equity	29,938	45,320	9,773	2,924	825
Common shares outstanding	11,711	11,649	9,424	5,142	4,470

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements (“financial statements”) and related notes thereto, included in Item 8 of this Annual Report.

Overview

Energy Focus, Inc. and its subsidiaries engage in the design, development, manufacture, and marketing of energy-efficient lighting. We operate in a single industry segment, developing and selling our energy-efficient light-emitting diode (“LED”) lighting products into the military maritime and commercial markets. Recently, we have aligned our resources and focused our efforts on the sale of our LED lighting products, in particular our military and commercial tubular LED (“TLED”) lines of products, into targeted vertical markets. Our goal is to become a leader in the LED lighting retrofit market by replacing fluorescent lamps in general purpose and high-intensity discharge (“HID”) lighting in low-bay and high-bay applications with our innovative, high-quality TLED products.

In order to focus on this business opportunity, we have recently exited non-core businesses. In 2013, we sold our pool lighting products business. During 2014, we shifted our focus away from the turnkey solutions business operated by our subsidiary, Energy Focus LED Solutions, LLC (“EFLS”), which had historically incurred lower gross margins. We completed all outstanding solutions-based projects in the first quarter of 2015, are no longer accepting new projects, and, as of September 30, 2015, had fully exited the solutions business. In August 2015, we exited our United Kingdom business through the sale of Crescent Lighting Limited (“CLL”), our wholly-owned subsidiary. As a result of exiting the turnkey solutions and CLL businesses, we have eliminated all net sales and expenses associated with both businesses from the Consolidated Statements of Operations and have reported the net income (loss) as discontinued operations. Please refer to Note 3, “Discontinued Operations,” for more information on our disposition of these businesses.

During 2016, we were impacted by a slowdown in demand from U.S. Navy ships compared to the rapid pace of 2015 when we experienced record high military maritime sales of $50.1 million. As a result of this slowdown, we experienced a year-over-year decrease in military maritime sales of 67.7 percent from 2015 to 2016. In addition, the competitive landscape began to change in late 2016 with opportunities for lower cost structures, and we are no longer the only qualified provider for the U.S. Navy for the military Intellitube® product. Due to our expectations as to how this will impact our sales and the current supply with our distributors, we are not presently expecting sales of significance of our military Intellitube® product going forward.

Through continued efforts to diversify our customer base we experienced a 102.1 percent increase in our commercial sales through the first six months of 2016 when compared to the first six months of 2015. We were, however, unable to sustain this momentum during the last six months of 2016 and as a result experienced a 4.6 percent increase in our commercial sales during 2016 compared to commercial sales in 2015.

In anticipation of our continued commercial sales growth, we made significant investments in our direct sales force and marketing personnel and other talent and infrastructure necessary to support an increased scale of our operations across a variety of other functions. As our sales continued to fall behind our objectives and military sales further weakened, during the fourth quarter, we began cost cutting actions, including headcount reductions, in order to better align our operating expense spending with our updated revenue projections. Due to the timing of our actions, the cost cutting initiatives did not have a material impact on our 2016 results of operations.

During the first half of 2016 we also initiated an aggressive inventory procurement plan in order to meet the expected demand based on the commercial sales growth experienced during the first six months of the year. While we did not achieve this level of demand, we had already committed to inventory purchases into the third quarter due to manufacturing and shipment lead times. As a result, our gross inventory levels increased $5.6 million as of December 31, 2016 compared to December 31, 2015. In accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), we evaluated our year-end inventory quantities for excess levels and potential obsolescence after evaluation of historical sales, current economic trends, forecasted sales and product lifecycles. Accordingly, during 2016 we charged $4.0 million to cost of sales from continuing operations, including $3.8 million in the fourth quarter, for excess and obsolete inventories as compared to $1.5 million in 2015.

During 2015, the Company invested in certain equipment to be used to increase our capabilities and reduce the cost of components used in our domestic manufacturing processes, as many of our sales opportunities were with respect to products made in the U.S. or meeting “Buy American” standards. These opportunities included our military maritime product line, as well as products for use in government-funded facilities, such as military bases, which must comply with certain domestic preference standards. As a result of the decline in 2016 sales as well as our expectation of limited sales of our military Intellitube® product going forward as a result of new competition for retrofit products for the U.S. Navy, coupled with the current cost of procuring components from our suppliers for such products, versus manufacturing them at a low volume, at December 31, 2016, we re-evaluated the economics of manufacturing versus purchasing such components and determined that we would no longer use the equipment and software purchased to conduct this manufacturing. We evaluated the carrying value of the equipment and software versus its fair value and determined that the equipment and software were impaired. Accordingly, we recorded an impairment loss of $857 thousand, to adjust the carrying value of the equipment and software to its net realizable value, as of December 31, 2016.

Given the recent decline in our military maritime business and the timing uncertainty of commercial sales growth, we are coupling these asset impairments with a restructuring initiative during the first quarter of 2017 to achieve higher operating efficiencies and reduce our annual operating costs by approximately $10 million from 2016 levels. The restructuring plan includes a workforce reduction of approximately 15%, consolidation of our office facilities, reorganization of our commercial sales force, integration of our engineering and research and development teams, reconfiguration of certain manufacturing lines, and a reduction in administrative expenses and professional fees. We are in the process of evaluating the impact of these expected actions and estimate that approximately $1.1 million in restructuring charges will be recorded during the first quarter of 2017. Leading this effort is our new CEO, Dr. Ted Tewksbury. On February 19, 2017, the Board appointed Dr. Tewksbury to serve as the Company’s Chairman of the Board, Chief Executive Officer and President.

Results of operations

The following table sets forth the percentage of net sales represented by certain items reflected on our Consolidated Statements of Operations for the following periods:

	2016	2015	2014

Net sales	100.0%	100.0%	100.0%
Cost of sales	75.2	54.5	65.7
Gross profit	24.8	45.5	34.3

Operating expenses:
Product development	11.4	4.4	4.5
Selling, general, and administrative	64.9	26.1	34.5
Loss on impairment	2.8	—	—
Total operating expenses	79.1	30.5	39.0
(Loss) income from operations	(54.3)	15.0	(4.7)

Other expense (income):
Interest expense	—	0.1	11.9
Other expenses (income)	—	(0.1)	2.1
(Loss) income from continuing operations before income taxes	(54.3)	15.0	(18.7)
Provision for income taxes	0.2	0.2	—
Net (loss) income from continuing operations	(54.5)	14.8	(18.7)

Discontinued operations:
Loss from discontinued operations	—	(0.3)	(6.9)
Loss on sale of discontinued operations	—	(0.8)	(0.1)
(Loss) income from discontinued operations before income taxes	—	(1.1)	(7.0)
Provision for (benefit from) income taxes	—	—	—
Loss from discontinued operations	—	(1.1)	(7.0)

Net (loss) income	(54.5)%	13.7%	(25.7)%
Net sales

A further breakdown of our net sales by product line is as follows (in thousands):

	2016	2015	2014

Commercial	$14,809	$14,156	$5,712
Military maritime	16,189	50,128	16,913
R&D Services	—	119	75
Total net sales	$30,998	$64,403	$22,700

Net sales of $31.0 million in 2016 decreased 51.9 percent compared to 2015. Commercial sales increased 4.6 percent as we continued our efforts to diversify and expand our commercial markets. Military maritime sales decreased 67.7 percent as a result of the slowdown in demand from U.S. Navy ships compared to the rapid pace of 2015. R&D services sales decreased by $119 thousand, as we completed existing research contracts and grants in 2015 to focus our resources exclusively on projects and contracts that support LED technologies.

Net sales of $64.4 million in 2015 increased 183.7 percent in comparison to $22.7 million in 2014, primarily due to a $33.2 million increase in military maritime sales as a result of high-volume sales to distributors for the U.S. Navy. Commercial sales increased $8.4 million, or 147.8 percent, in 2015 compared to 2014, as we continued our efforts to diversify and expand our commercial market. R&D services increased by $44 thousand, as we worked to complete existing research contracts and grants.

International sales

With the sale of our United Kingdom subsidiary CLL in 2015, we no longer generate significant sales from customers outside the United States. International net sales accounted for approximately four percent of net sales in 2016 and less than one percent of net sales in 2015 and 2014, respectively. The effect of changes in currency exchange rates was not material in 2016, 2015, and 2014.

Gross profit

Gross profit was $7.7 million, or 24.8 percent of net sales in 2016, compared to $29.3 million, or 45.5 percent of net sales in 2015. In addition to the gross margin impact of lower sales and product mix, we recorded additional inventory reserves of $4.0 million in 2016 for potential excess and obsolete inventory based on current levels. Gross margins declined 20.7 percentage points as a result of product mix, as our commercial products generally have lower margins than our military maritime products, and also due to the additional excess and obsolete inventory reserves.
Gross profit in 2015 increased $21.5 million over the gross profit of $7.8 million in 2014. The increase resulted from higher sales volume, product mix, lower product costs, and improvements in our manufacturing efficiencies related to our military maritime product line. Gross margins improved 11.2 percentage points as a result of product mix, as our military maritime products generally have higher margins than our commercial products, lower product costs, and improvements in our military maritime manufacturing efficiencies.

Operating expenses

Product development

Product development expenses include salaries, contractor and consulting fees, legal fees, supplies and materials, as well as overhead items, such as depreciation and facilities costs. Product development costs are expensed as they are incurred.

Total government reimbursements are the combination of revenues and credits from government contracts.

Total gross and net product development spending, including credits from government contracts, is shown in the following table (in thousands):

	For the year ended December 31,
	2016	2015	2014

Total gross product development expenses	$3,630	$3,005	$1,727
Cost recovery through cost of sales	—	(25)	(54)
Cost recovery and other credits	(93)	(170)	(643)
Net product development expense	$3,537	$2,810	$1,030

Gross product development expenses were $3.6 million in 2016, a 20.8 percent increase compared to $3.0 million in 2015. The increase primarily resulted from higher salaries and related benefits, including stock-based compensation, of approximately $820 thousand due to hiring additional product engineers as we continue to dedicate resources to the development of our LED lighting technology products in the United States and Taiwan. Gross product development expenses in 2015 increased 74.0 percent compared to $1.7 million in 2014. The increase resulted from higher outside testing and legal fees of approximately $541 thousand related to our proprietary commercial Intellitube® product line, and higher salaries and related benefits, including stock-based compensation, of approximately $591 thousand due to hiring additional product engineers to support the development of our LED lighting technology products in the United States and Taiwan.

Selling, general, and administrative

Selling, general, and administrative expenses were $20.1 million, or 64.9 percent, of net sales in 2016, compared to $16.8 million, or 26.1 percent of net sales in 2015. The dollar increase resulted from incurring higher salaries and related benefits, including stock-based compensation of approximately $1.2 million, increased marketing and trade show expenses of approximately $656 thousand, and increased travel and related expenses of approximately $214 thousand, related to our efforts to diversify and expand commercial markets. In addition, severance and related benefits costs increased by approximately $364 thousand in line with our efforts to align our direct sales force, marketing personnel, and administrative talent to support our operations. In October 2015, we began using an outside sales representative who earned a commission on sales for our military maritime products for the U.S. Navy, which resulted in higher sales commissions of approximately $255 thousand in 2016 compared to 2015. In addition, general corporate legal fees increased approximately $333 thousand and depreciation expense increased approximately $241 thousand. Partially offsetting these increased costs were decreases in consulting and recruiting and relocation expenses of $383 thousand and $149 thousand, respectively.

Selling, general, and administrative expenses in 2015 increased by $9.0 million, or 114.7 percent, from $7.8 million in 2014. The dollar increase resulted from higher salaries and related benefits, including stock-based compensation, of approximately $3.0 million and higher recruiting fees of $548 thousand as we essentially doubled our sales force in 2015 compared to 2014, higher consulting services of approximately $1.4 million as we sought to grow our business, higher commissions and bonus incentives of approximately $0.9 million related to higher sales and earnings, higher severance costs of $502 thousand, higher trade show and other marketing costs of approximately $478 thousand to support our continued growth, and higher legal and professional fees of approximately $463 thousand.

Loss on impairment

As a result of the decline in the level of expected future sales of our military maritime products and reductions in the cost of procuring components from our suppliers, we re-evaluated the economics of manufacturing versus purchasing such components and determined that we would no longer use the equipment and software purchased to conduct this manufacturing. We evaluated the carrying value of the equipment and software compared to its fair value and determined that the equipment and software were impaired. Accordingly, we recorded an impairment loss of $857 thousand, to adjust the carrying value of the equipment and software to its net realizable value as of December 31, 2016.

Other (expense) income

Interest expense

Interest expense includes amortization of debt discounts, interest on our line of credit facility and any other fees related to the line of credit agreement, and interest expense for outstanding borrowings. As a result of settling our debt obligations during the fourth quarter of 2015, we incurred no interest expense during the year ended December 31, 2016. Interest expense was $85 thousand, and $2.7 million for the years ended December 31, 2015 and 2014, respectively. Interest expense in 2014 included a $2.3 million non-cash charge to write-off the remaining unamortized discount associated with the conversion of convertible notes that were issued in 2012 and 2013, as well as $154 thousand of additional interest that we paid by September 30, 2014.

Other expenses

We recognized other expenses of $18 thousand in 2016, compared to other income of $53 thousand in 2015 and other expenses of $466 thousand in 2014. The expenses in 2016 primarily consisted of losses on the disposal of fixed assets partially offset by interest income on our cash balances. The income in 2015 primarily consisted of recognized foreign currency transaction gains partially offset by the non-cash amortization of fees related to our former revolving credit facility. The expenses in 2014 were primarily a result of the write-off of loan origination costs in connection with the convertible notes, which occurred in March 2014.

Income taxes

For the years ended December 31, 2016 and 2015, our effective tax rate was 0.2 percent and 1.5 percent, respectively. In 2016, our effective tax rate was lower than the statutory rate due to an increase in the valuation allowance as a result of the $10.6 million additional federal net operating loss we recognized for the year. In 2015, our effective tax rate was lower than the statutory tax rate due primarily due to a decrease in the valuation allowance as a result of the utilization of net operating loss carry-forwards. We utilized $6.2 million of our federal net operating loss carry-forward in 2015.

We had a full valuation allowance recorded against our United States deferred tax assets at December 31, 2016 and 2015, respectively. We had no net deferred liabilities at December 31, 2016 or 2015. In 2016, we recognized U.S. federal and various states income tax expense as a result of the adjustment to the 2015 provision to the actual tax on the 2015 returns that were filed in 2016. In 2015, we recognized federal tax expense as a result of the alternative minimum tax. There was no federal tax expense for the United States operations in 2014 due to an increase to the valuation allowance.

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
At December 31, 2016, we had net operating loss carry-forwards of approximately $79.8 million for federal, state, and local income tax purposes. However, due to changes in our capital structure, approximately $25.4 million of this amount is available after the application of IRC Section 382 limitations. As a result of this limitation, in 2017, we only expect to have approximately $18.5 million of the net operating loss carry-forward available for use. If not utilized, these carry-forwards will begin to expire in 2021 for federal purposes and have begun to expire for state and local purposes. Please refer to Note 10, “Income Taxes,” included in Item 8 for further information.

Net (loss) income from continuing operations

Net loss from continuing operations was $16.9 million in 2016, a decrease of $26.3 million compared to net income of $9.5 million in 2015. Lower net sales, changes in product mix, and continued investments in our corporate infrastructure to support future growth for our commercial products, the charges recorded for excess inventory, and the impairment recorded on abandoned equipment contributed to the difference in operating results. Net income from continuing operations increased $13.7 million in 2015 compared to a net loss of $4.2 million in 2014. Higher net sales, specifically product sales to the military maritime market, as well as increased gross profit margins and operational efficiencies resulted in the improved financial results.

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

CLL

In August 2015, we sold our wholly-owned United Kingdom subsidiary, CLL. The sale was for nominal consideration under the terms of the agreement. As a result of the transaction and the elimination of this foreign subsidiary consolidated under the equity method of accounting, we recorded a one-time loss of $44 thousand, which included a $469 thousand accumulated other comprehensive income reclassification adjustment for foreign currency translation adjustments. The loss was recorded in the Consolidated Statements of Operations under the caption “Loss on disposal of discontinued operations.” We do not anticipate any significant continuing involvement related to this discontinued operation.

Pool Products Business

In November 2013, we sold our pool products business and reported the net (loss) income from those activities as discontinued operations. In February 2015, the buyer filed an arbitration claim asserting damages under the Purchase Agreement relating to product development. We believed the claims were without merit and asserted a counterclaim in the arbitration for the amount of the purchase price that remained in escrow. On March 18, 2016, a settlement agreement was executed for this claim and the funds in the escrow account, plus the interest earned on the account, were released to the buyer. The legal fees incurred for the arbitration are included in the loss on disposal of discontinued operations for all periods presented. See Note 13, “Legal Matters,” included in Item 8 of this Annual Report for more information on this claim.

Revenues from discontinued operations in 2015 and 2014 were $1.1 million and $6.3 million, respectively. See Note 3, “Discontinued Operations,” included in Item 8 of this Annual Report for more information.

Net (loss) income

Net (loss) income includes the results from continuing operations, as well as the results from discontinued operations. Net loss was $16.9 million in 2016, a decrease of $25.7 million compared to net income of $8.8 million in 2015, as a result of the reasons discussed above. Net income of $8.8 million in 2015 represented an increase of $14.6 million compared to a net loss of $5.8 million in 2014, primarily driven by the higher sales of products to the military maritime market.

Liquidity and capital resources

We generated a net loss of $16.9 million in 2016, compared to net income of $8.8 million in 2015. We have incurred substantial losses in the past, and as of December 31, 2016, we had an accumulated deficit of $96.9 million. In the third quarter of 2015, we raised approximately $23.6 million, net of fees, from a follow-on public offering of 1,500,000 shares of our common stock. We also raised approximately $18 million between 2012 and 2014 through the issuance of common stock and debt, including $5.15 million in cash, net of related expenses, from a public offering and sale of our common stock in August 2014. Additionally, we received $4.8 million in cash, net of related expenses, through the sale of our pool products business in 2013.

In order for us to operate our business profitably, we will need to continue executing our engineering, marketing, and sales plans for our energy-efficient LED lighting products, develop new technologies into sustainable product lines that allow us to effectively compete in new markets to expand our customer base, and continue to improve our supply chain and organizational structure, including by effectively implementing our cost-cutting and restructuring initiatives discussed above.

There is a risk that these efforts may not be as successful as we envision, as we focus on expanding our customer base and grow net sales from commercial clients in our targeted vertical markets. Additionally, we do not anticipate that we will secure sales to the U.S. Navy at our historic levels. If our operations do not achieve, or we experience an unanticipated delay in achieving, our intended level of profitability, we will require additional funding.

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

Cash and cash equivalents and debt

At December 31, 2016, our cash and cash equivalents balance was $16.6 million, compared to $34.6 million at December 31, 2015. The balance at December 31, 2016 included restricted cash of $342 thousand, compared to $113 thousand at December 31, 2015. The restricted cash balance at December 31, 2016 represents a letter of credit requirement under our New York office lease obligation. The restricted cash balance at December 31, 2015 relates to funds to be used exclusively for a research and development project with the National Shipbuilding Research Program. Additionally, our cash balance at December 31, 2015 included $300 thousand of the purchase price from the sale of our pool products business held in escrow to secure our obligations of the sale, but we offset the escrow amount by the expected costs to settle the outstanding buyer claims related to the sale of our pool products business. See Note 3, “Discontinued Operations,” included in Item 8 for further information.

On September 11, 2015, we announced the pricing of a registered underwritten follow-on offering of shares of our common stock by us and certain of our stockholders (the “Selling Stockholders”). We sold 1,500,000 shares of our common stock at a price to the public of $17.00 per share and the Selling Stockholders sold an additional 1,500,000 shares of our common stock on the same terms and conditions.

The offering closed on September 16, 2015 and we received $23.6 million in net proceeds from the transaction, after giving effect to underwriting discounts and commissions and estimated expenses. We have used the net proceeds from the offering to finance our growth efforts, for working capital, and other general corporate purposes.
On August 6, 2014, we announced the pricing of a public offering to sell 1,175,000 shares of our common stock at a price to the public of $4.50 per share. The underwriters for the offering were given an option to purchase up to an additional 176,250 shares at $4.50 per share to cover over allotments. On August 8, 2014, they exercised their option to purchase the 176,250 additional shares. The offering closed on August 11, 2014. The net proceeds we received from the offering, after deducting the underwriting discount and offering expenses paid by us, were $5.15 million and are included in the “Proceeds from issuances of common stock, net” below.

The following is a summary of cash flows from operating, investing, and financing activities, as reflected in the Consolidated Statements of Cash Flows (in thousands):

	2016	2015	2014

Net cash (used in) provided by operating activities	$(16,553)	$4,446	$(163)

Net cash used in investing activities	$(1,597)	$(2,242)	$(64)

Proceeds from warrants exercised	$—	$2,503	$—
Proceeds from issuances of common stock, net	—	23,574	5,952
Proceeds from exercise of stock options and purchases through employee stock purchase plan	455	346	58
Repurchases of common stock	(309)	—	—
Payments on other borrowings	—	(13)	(223)
Net (repayments) proceeds from credit line borrowings	—	(453)	453
Net cash provided by financing activities	$146	$25,957	$6,240

Cash (used in) provided by operating activities

Net cash used in operating activities of $16.6 million in 2016 resulted primarily from the net loss incurred of $16.9 million, adjusted for non-cash items, including: a provision for excess and obsolete inventories, an impairment loss on long-lived manufacturing assets, depreciation, and stock-based compensation; and working capital changes, including: increased inventory balances that were purchased to meet the forecasted demand principally for LED products, higher prepaid expenses and other assets principally related to deposits on inventory purchases, and lower accrued sales commissions and incentives as amounts accrued at December 31, 2015 were paid in 2016. These increases were partially offset by trade accounts receivable receipts, due to the timing shipments in December 2015 and lower trade accounts payable, primarily related to inventory purchases.

Net cash provided by operating activities in 2015 of $4.4 million resulted from the net income generated of $8.8 million, adjusted for non-cash items, including: depreciation and amortization, stock-based compensation, and an adjustment to the reserves for slow-moving and obsolete inventories. Operating activities in 2015 also included an increase in accounts receivable of $7.5 million and an increase in inventories of $2.3 million, partially offset by an increase in accrued liabilities and federal and state taxes of $1.7 million.

Net cash used in operating activities in 2014 was $0.2 million. In 2014, the net cash from operating activities resulted from the net loss, adjusted for non-cash items, including: depreciation and amortization, stock-based compensation, and an adjustment to the reserves for slow-moving and obsolete inventories. Operating activities in 2014 also included the one-time charge to write off the remaining unamortized discount associated with the conversion of convertible notes in March 2014. See Note 7, “Debt,” included in Item 8 for more information on the conversion of the convertible notes. Additionally, we were refunded the $1.0 million cash collateral we had previously deposited with a surety carrier, as it was determined the collateral was no longer needed.

Cash (used in) investing activities

Net cash used in investing activities was $1.6 million in 2016, and resulted primarily from the implementation of new modules and capabilities of our surface mount technology equipment purchased in 2015 and our licensed enterprise resource planning (ERP) system, as well as the purchase of tradeshow booths to support our sales and marketing initiatives. We expect capital expenditures in 2017 to be less than what they were in 2016.

In 2015, net cash used in investing activities of $2.2 million resulted from the acquisitions of property and equipment, primarily related to the purchase of equipment to be used in the “Buy American” product initiative. In 2014, net cash used in investing activities of $64 thousand included $194 thousand in spending for acquisitions of property and equipment, partially offset by proceeds of $130 thousand from the sale of equipment that was classified as held for sale at December 31, 2013.

Cash provided by financing activities

Net cash provided by financing activities for the year ended December 31, 2016 was $0.1 million, compared to $26.0 million provided for the year ended December 31, 2015. The net cash provided by financing activities in 2016 resulted from the proceeds received for the exercise of stock options and purchases of stock through our employee stock purchase program, partially offset by the effect of issuing and immediately repurchasing our stock in stock swap and hold stock option exercises. Net cash provided by financing activities in 2015 was primarily due to receiving proceeds of $23.6 million from the follow-on stock offering, which closed on September 16, 2015 and receiving proceeds of $2.5 million from the exercises of outstanding warrants in the first quarter of 2015.

In 2014, the net cash provided by financing activities of $6.2 million was primarily a result of receiving $5.15 million in net proceeds from the public offering of our common stock, which closed on August 11, 2014 and the conversion of the remaining unsecured subordinated convertible notes that were issued in 2013. Please refer to Note 7, “Debt,” and Note 9, “Stockholders’ Equity,” included in Item 8 for more information regarding these transactions.

Credit facilities

On December 22, 2011, we entered into a $4.5 million revolving line of credit (“credit facility”) with Rosenthal & Rosenthal. The total loan amount available to us under the line of credit was equal to 85 percent of our net, eligible receivables, plus available inventory (50 percent of the lower of cost or market value of eligible inventory, or $250 thousand, whichever is less). The credit facility was secured by a lien on our domestic assets. The interest rate for borrowing on accounts receivable was 8.5 percent, on inventories 10 percent, and on overdrafts 13 percent. Additionally, there was an annual 1 percent facility fee on the entire $4.5 million amount of the credit facility payable at the beginning of the year. The agreement automatically renewed from year to year after December 31, 2014, unless we provided the requisite notice to Rosenthal. Additionally, Rosenthal also had the right to terminate the agreement by providing the 60 days written notice to us. We provided the required advance notice to Rosenthal, and as such, the facility was terminated in December 2015. We are not actively pursuing a new line of credit at this time.

Contractual obligations

The following summarizes our contractual obligations as of December 31, 2016, consisting of minimum lease payments under operating leases (in thousands):

Year ending December 31,	Non-Cancellable Operating Leases

2017	$1,225
2018	1,147
2019	1,079
2020	939
2021 & thereafter	1,088
Total contractual obligations	$5,478

Off-balance sheet arrangements

We had no off-balance sheet arrangements at December 31, 2016 or 2015.
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

Revenues from our products are generally recognized upon shipping based upon the following:

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
In 2016, the total allowance was $236 thousand, with $50 thousand related to accounts receivable and $186 thousand related to sales returns. In 2015, the total allowance was $155 thousand, with $48 thousand related to accounts receivable and $107 thousand related to sales returns. We review these allowance accounts periodically and adjust them accordingly for current conditions.
Long-lived assets

Property and equipment are stated at cost and include expenditures for additions and major improvements. Expenditures for repairs and maintenance are charged to operations as incurred. We use the straight-line method of depreciation over the estimated useful lives of the related assets (generally two to fifteen years) for financial reporting purposes. Accelerated methods of depreciation are used for federal income tax purposes. When assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the Consolidated Statement of Operations. Refer to Note 5, “Property and Equipment,” included in Item 8 for additional information.

Long-lived assets are reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Events or circumstances that would result in an impairment review primarily include operations reporting losses, a significant change in the use of an asset, or the planned disposal or sale of the asset. The asset would be considered impaired when the future net undiscounted cash flows generated by the asset are less than its carrying value. An impairment loss would be recognized based on the amount by which the carrying value of the asset exceeds its fair value, as determined by quoted market prices (if available) or the present value of expected future cash flows. At December 31, 2016 we recorded a loss on the impairment of our surface mount technology equipment and software totaling $857 thousand. Refer to Note 5, “Property and Equipment,” included in Item 8 for additional information.

Valuation of inventories

We state inventories at the lower of standard cost (which approximates actual cost determined using the first-in-first-out method) or market. We establish provisions for excess and obsolete inventories after evaluation of historical sales, current economic trends, forecasted sales, product lifecycles, and current inventory levels. During 2016, 2015, and 2014, we charged $4.0 million, $1.5 million, and $194 thousand, respectively, to cost of sales from continuing operations for excess and obsolete inventories. Adjustments to our estimates, such as forecasted sales and expected product lifecycles, could harm our operating results and financial position. Refer to Note 4, “Inventories,” included in Item 8 for additional information.

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
Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets. At December 31, 2016 and 2015, we have recorded a full valuation allowance against our deferred tax assets in the United States due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward. The valuation allowance is based upon our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable. In considering the need for a valuation allowance, we assess all evidence, both positive and negative, available to determine whether all or some portion of the deferred tax assets will not be realized.  Such evidence includes, but is not limited to, recent earnings history, projections of future income or loss, reversal patterns of existing taxable and deductible temporary differences, and tax planning strategies.  We continue to evaluate the need for a valuation allowance on a quarterly basis.

As of December 31, 2016, we had net operating loss carry-forwards of approximately $79.8 million for federal, state, and local income tax purposes. However, due to changes in the Company’s capital structure, approximately $25.4 million of this amount is available after the application of IRC Section 382 limitations. As a result of this limitation, in 2017, we only expect to have approximately $18.5 million of the net operating loss carry-forward available for use. If not utilized, these carry-forwards will begin to expire in 2021 for federal and have begun to expire for state and local purposes. Please refer to Note 10, “Income Taxes,” included in Item 8 for additional information.

Share-based payments

The cost of employee and director stock options and restricted stock units, as well as other share-based compensation arrangements, is reflected in the Consolidated Financial Statements based on the estimated grant date fair value method under the authoritative guidance. Management applies the Black-Scholes option pricing model to options issued to employees and directors to determine the fair value of stock options and apply judgment in estimating key assumptions that are important elements of the model in expense recognition. These elements include the expected life of the option, the expected stock-price volatility, and expected forfeiture rates. The assumptions used in calculating the fair value of share-based awards under Black-Scholes represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. Although we believe the assumptions and estimates we have made are reasonable and appropriate, changes in assumptions could materially impact our reported financial results. Restricted stock units and stock options issued to non-employees are valued based upon the intrinsic value of the award. See Note 9, “Stockholders’ Equity,” included in Item 8 for additional information.

Recently issued accounting pronouncements

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-18, Restricted Cash, which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flow. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period, but any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. The new standard must be adopted retrospectively. We are in the process of evaluating the impact of the standard.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce diversity in practice by making eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2017, and will require adoption on a retrospective basis. We are in the process of evaluating the impact of the standard.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation–Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which changes the accounting for employee share-based payments. This standard addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This standard, which will be required to be adopted on a modified retrospective basis, will be effective for interim and annual periods beginning after December 15, 2016, and early adoption is permitted. We have evaluated the accounting guidance and determined that there is no material impact to our consolidated financial position or results of operations.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which supersedes the current lease accounting requirements. This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months. In addition, this standard requires lessees to disclose certain key information about lease transactions. Upon implementation, a company’s lease payment obligations will be recognized at their estimated present value along with a corresponding right-of-use asset. Lease expense recognition will be generally consistent with current practice. This standard will be effective for interim and annual periods beginning after December 15, 2018, and will require adoption on a modified retrospective basis. We are in the process of evaluating the impact of the standard.

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires entities to present deferred tax assets (“DTAs”) and deferred tax liabilities (“DTLs”) as noncurrent in a classified balance sheet. This presentation simplifies the current guidance, which requires entities to separately present DTAs and DTLs as current or noncurrent in a classified balance sheet. The netting of DTAs and DTLs by tax jurisdiction is still required under the new guidance. The standard is effective for interim and annual periods beginning after December 15, 2016, and early adoption is permitted. We have evaluated the accounting guidance and determined that there is no impact to our consolidated financial position or results of operations as a result of the full valuation allowance we have recorded against our DTAs.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330), which requires entities to measure most inventory at the lower of cost and net realizable value. This measure simplifies the current guidance, which requires entities to measure inventory at the lower of cost or market, where market is defined as one of three different measures, including net realizable value. The ASU does not apply to inventories measured by using either the last-in, first-out method or the retail inventory method. The ASU is effective prospectively for interim and annual periods beginning after December 15, 2016. We have evaluated the accounting guidance and determined that there is no material impact to our consolidated financial position or results of operations.

In May 2014, the FASB issued ASU No. 2014-09, Revenue Recognition - Revenue from Contracts with Customers, as amended by ASU 2015-14, 2016-08, 2016-10, 2016-12, and 2016-20, which is a comprehensive revenue recognition standard which supersedes nearly all of the existing revenue recognition guidance under U.S. GAAP. This standard requires an entity to recognize revenue when it transfers promised goods or services to customers in amounts that reflect the consideration the entity expects to receive in exchange for those goods or services. Entities will need to use more judgments and estimates than under the current guidance, including estimating the amount of variable revenue to recognize for each performance obligation. Additional disclosures regarding the nature, amount, and timing of revenues and cash flows from contracts will also be required. The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We will adopt the standard effective on January 1, 2018. We are currently evaluating the transition method we will use and the impact the guidance in this ASU will have, if any, on our consolidated financial position and results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Energy Focus, Inc.

We have audited the accompanying consolidated balance sheets of Energy Focus, Inc. and its subsidiaries (collectively the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. Our audits of the consolidated financial statements included the financial statement schedule appearing under Schedule II. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Energy Focus, Inc. and its subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Plante & Moran, PLLC

Cleveland, Ohio
February 22, 2017

ENERGY FOCUS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31,
(amounts in thousands except share data)

	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$16,629	$34,640
Trade accounts receivable, less allowances of $236 and $155, respectively	5,640	10,110
Inventories, net	9,469	7,732
Prepaid and other current assets	882	740
Total current assets	32,620	53,222

Property and equipment, net	2,325	2,429
Other assets	33	51
Total assets	$34,978	$55,702

LIABILITIES
Current liabilities:
Accounts payable	$3,257	$7,295
Accrued liabilities	1,676	2,917
Deferred revenue	—	93
Total current liabilities	4,933	10,305

Other liabilities	107	77
Total liabilities	5,040	10,382

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.0001 per share:
Authorized: 2,000,000 shares in 2016 and 2015
Issued and outstanding: no shares in 2016 and 2015	—	—
Common stock, par value $0.0001 per share:
Authorized: 30,000,000 shares in 2016 and 2015
Issued and outstanding: 11,710,549 at December 31, 2016 and 11,648,978 at December 31, 2015	1	1
Additional paid-in capital	126,875	125,369
Accumulated other comprehensive loss	(1)	—
Accumulated deficit	(96,937)	(80,050)
Total stockholders' equity	29,938	45,320
Total liabilities and stockholders' equity	$34,978	$55,702

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY FOCUS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31,
(amounts in thousands except per share data)

	2016	2015	2014

Net sales	$30,998	$64,403	$22,700
Cost of sales	23,321	35,111	14,922
Gross profit	7,677	29,292	7,778

Operating expenses:
Product development	3,537	2,810	1,030
Selling, general, and administrative	20,113	16,830	7,839
Loss on impairment	857	—	—
Total operating expenses	24,507	19,640	8,869
(Loss) income from operations	(16,830)	9,652	(1,091)

Other expense (income):
Interest expense	—	85	2,689
Other expenses (income)	18	(53)	466

(Loss) income from continuing operations before income taxes	(16,848)	9,620	(4,246)
Provision for income taxes	27	149	—
Net (loss) income from continuing operations	$(16,875)	$9,471	$(4,246)

Discontinued operations:
Loss from discontinued operations	—	(167)	(1,571)
Loss on sale of discontinued operations	(12)	(534)	(30)

(Loss) income from discontinued operations before income taxes	(12)	(701)	(1,601)
Provision for (benefit from) income taxes	—	(10)	(2)
(Loss) from discontinued operations	$(12)	$(691)	$(1,599)

Net (loss) income	$(16,887)	$8,780	$(5,845)

Net (loss) income per share - basic:
Net (loss) income from continuing operations	$(1.45)	$0.91	$(0.55)
Net loss from discontinued operations	—	(0.07)	(0.20)
Net (loss) income	$(1.45)	$0.84	$(0.75)

Net (loss) income per share - diluted:
Net (loss) income from continuing operations	$(1.45)	$0.88	$(0.55)
Net loss from discontinued operations	$—	$(0.06)	$(0.20)
Net (loss) income	$(1.45)	$0.82	$(0.75)

Weighted average common shares outstanding:
Basic	11,673	10,413	7,816
Diluted	11,673	10,752	7,816
 The accompanying notes are an integral part of these consolidated financial statements.

ENERGY FOCUS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
FOR THE YEARS ENDED DECEMBER 31,
(amounts in thousands)

	2016	2015	2014

Net (loss) income	$(16,887)	$8,780	$(5,845)

Other comprehensive (loss) income:
Foreign currency translation adjustments	(1)	(469)	7
Reclassification of foreign currency translation adjustments	—	469	—
Comprehensive (loss) income	$(16,888)	$8,780	$(5,838)

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY FOCUS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014
(amounts in thousands)

					Additional Paid-in Capital	Accumulated Other Comprehensive Income
	Common Stock		Treasury Stock				Accumulated Deficit
	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2013	5,142	$1	—	$—	$85,446	$462	$(82,985)	$2,924

Issuance of common stock	1,343				5,090			5,090
Issuance of common stock under employee stock option and stock purchase plans	18				58			58
Issuance of common stock for conversion of convertible debt	2,672				6,145			6,145
Stock-based compensation					532			532
Warrants exercised	249				862			862
Foreign currency translation adjustment						7		7
Net loss							(5,845)	(5,845)
Balance at December 31, 2014	9,424	$1	—	$—	$98,133	$469	$(88,830)	$9,773

Issuance of common stock under registered follow-on offering, net	1,500				23,574			23,574
Issuance of common stock under employee stock option and stock purchase plans	77				346			346
Stock-based compensation	10				813			813
Warrants exercised	638				2,503			2,503
Reclassification of foreign currency adjustments						(469)		(469)
Net income							8,780	8,780
Balance at December 31, 2015	11,649	$1	—	$—	$125,369	$—	$(80,050)	$45,320

Issuance of common stock under employee stock option and stock purchase plans	62				$146			$146
Repurchases of common stock			51	$309				$309
Retirement of common stock			(51)	$(309)				$(309)
Stock-based compensation					$1,360			$1,360
Foreign currency translation adjustment						$(1)		$(1)
Net loss							$(16,887)	$(16,887)
Balance at December 31, 2016	11,711	$1	—	$—	$126,875	$(1)	$(96,937)	$29,938

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY FOCUS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,
(amounts in thousands)

	2016	2015	2014
Cash flows from operating activities:
Net (loss) income	$(16,887)	$8,780	$(5,845)
Loss from discontinued operations	$(12)	$(691)	$(1,599)
(Loss) income from continuing operations	$(16,875)	$9,471	$(4,246)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Loss on impairment	857	—	—
Depreciation	805	266	184
Stock-based compensation	1,360	813	532
Provision for doubtful accounts receivable	156	39	2
Provision for slow-moving and obsolete inventories	3,990	1,464	194
Provision for warranties	170	255	49
Amortization of discounts on long-term borrowings and acquisition related liabilities	—	—	2,815
Amortization of loan origination fees	—	40	140
Loss (gain) on dispositions of property and equipment	38	3	2
Change in operating assets and liabilities:
Accounts receivable	4,313	(7,493)	(1,466)
Inventories	(5,727)	(2,327)	(4,956)
Prepaid and other assets	(123)	146	1,641
Accounts payable	(4,035)	135	5,328
Accrued and other liabilities	(1,389)	1,674	(444)
Deferred revenue	(93)	(40)	62
Total adjustments	322	(5,025)	4,083
Net cash (used in) provided by operating activities	(16,553)	4,446	(163)

Cash flows from investing activities:
Acquisitions of property and equipment	(1,624)	(2,242)	(194)
Proceeds from the sale of property and equipment	27	—	130
Net cash used in investing activities	(1,597)	(2,242)	(64)

Cash flows from financing activities:
Proceeds from warrants exercised	—	2,503	—
Proceeds from issuances of common stock, net	—	23,574	5,952
Proceeds from exercise of stock options and purchases through employee stock purchase plan	455	346	58
Repurchases of common stock	(309)	—	—
Payments on other borrowings	—	(13)	(223)
Net (repayments) proceeds from credit line borrowings	—	(453)	453
Net cash provided by financing activities	146	25,957	6,240

Effect of exchange rate changes on cash and cash equivalents	5	—	—

Net cash (used in) provided by continuing operations	(17,999)	28,161	6,013
(continued on the following page)

 The accompanying notes are an integral part of these consolidated financial statements.
ENERGY FOCUS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31,
(amounts in thousands)

	2016	2015	2014

Cash flows of discontinued operations:
Operating cash flows, net	(12)	(691)	(604)
Investing cash flows, net	—	181	—
Financing cash flows, net	—	(446)	136
Net cash used in discontinued operations	(12)	(956)	(468)

Net (decrease) increase in cash and cash equivalents	(18,011)	27,205	5,545
Cash and cash equivalents, beginning of year	34,640	7,435	1,890
Cash and cash equivalents, end of year	$16,629	$34,640	$7,435

Classification of cash and cash equivalents:
Cash and cash equivalents	$16,287	$34,527	$7,030
Restricted cash held	342	113	105
Cash held in escrow	—	—	300
Cash and cash equivalents, end of year	$16,629	$34,640	$7,435

Supplemental information:
Cash paid in year for interest	$5	$84	$305
Cash paid in year for income taxes	$51	$200	$—

Non-cash investing and financing activities:
Non-cash charge to write-off of remaining unamortized discount on convertible debt	$—	$—	$2,287
Conversion of subordinated convertible debt	$—	$—	$6,145

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF OPERATIONS

Energy Focus, Inc. and its subsidiaries engage in the design, development, manufacture, and marketing of energy-efficient lighting. We operate in a single industry segment, developing and selling our energy-efficient light-emitting diode (“LED”) lighting products into the military maritime, and commercial markets. We have aligned our resources and focused our efforts on the sale of LED lighting products, in particular our military and commercial tubular LED (“TLED”) lines of products, into targeted vertical markets.

During 2014, we shifted our focus away from the turnkey solutions business, which had historically incurred lower gross margins. We completed all outstanding solutions-based projects in the first quarter of 2015 and fully exited the business as of September 2015. In August 2015, we sold our United Kingdom subsidiary, Crescent Lighting Limited (“CLL”). In 2013, we sold and discontinued our pool products business. As a result of exiting the turnkey solutions, CLL, and the pool products businesses, we have eliminated all net sales and expenses associated with both businesses from the Consolidated Statements of Operations and reported the net losses as discontinued operations. Please refer to Note 3, “Discontinued Operations,” for more information on our disposition of these businesses.

Additionally, product development is a key focus for us. Our product development team is dedicated to developing and designing leading-edge technology LED lighting products, and we have recently opened a product development center in Taiwan. During 2013, we curtailed our efforts on bidding on research contracts and grants to focus on product development.

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

We warrant our products against defects or workmanship issues. We set up allowances for estimated returns, discounts and warranties upon recognition of revenue, and these allowances are adjusted periodically to reflect actual and anticipated returns, discounts and warranty expenses. These allowances are based on past history, historical trends, and contractual terms. The distributors’ obligations to us are not contingent upon the resale of our products and as such do not prohibit revenue recognition.

Cash and cash equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2016 and 2015, we had $16.6 million and $34.6 million, respectively, in cash on deposit with financial institutions located in the United States. At December 31, 2016, $342 thousand of this amount was designated as restricted cash and relates to a standby letter of credit agreement for the lease of our New York, New York office. Please refer to Note 8, “Commitments and Contingencies,” for additional information. At December 31, 2015, $113 thousand of this amount was designated as restricted cash and relates to funds to be used exclusively for a research and development project with the National Shipbuilding Research Program. Our cash balance at December 31, 2015 also included $300 thousand held in escrow related to the sale of our pool products business, but this amount was fully offset by the expected costs to settle an arbitration claim the buyer filed in February 2015, as we had reached an agreement in principle with the buyer. Please refer to Note 3, “Discontinued Operations,” for additional information.

Inventories

We state inventories at the lower of standard cost (which approximates actual cost determined using the first-in-first-out method) or market value. We establish provisions for excess and obsolete inventories after evaluation of historical sales, current economic trends, forecasted sales, product lifecycles, and current inventory levels. Due to the introduction of new products and technological advancements, charges to cost of sales for excess and obsolete inventories from continuing operations amounted to $4.0 million, $1.5 million, and $194 thousand in 2016, 2015, and 2014, respectively. Please refer to Note 4, “Inventories,” for additional information.

Accounts receivable

Our customers are concentrated in the United States. In the normal course of business, we extend unsecured credit to our customers related to the sale of our services and products. Typical credit terms require payment within 30 to 60 days from the date of delivery or service. We evaluate and monitor the creditworthiness of each customer on a case-by-case basis. We also

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets. At December 31, 2016 and 2015, we had a full valuation allowance recorded against our deferred tax assets in the United States due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward. The valuation allowance is based upon our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable.

At December 31, 2016, we had net operating loss carry-forwards of approximately $79.8 million for federal, state, and local income tax purposes. However, due to changes in our capital structure, approximately $25.4 million of this amount is available after the application of IRC Section 382 limitations. As a result of this limitation, in 2017, we only expect to have approximately $18.5 million of the net operating loss carry-forward available for use. If not utilized, these carry-forwards will begin to expire in 2021 for federal purposes, and have begun to expire for state and local purposes. Please refer to Note 10, “Income Taxes,” for additional information.

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
The carrying amounts of certain financial instruments including cash and equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to their short maturities.

Long-lived assets

Property and equipment are stated at cost and include expenditures for additions and major improvements. Expenditures for repairs and maintenance are charged to operations as incurred. We use the straight-line method of depreciation over the estimated useful lives of the related assets (generally 2 to 15 years) for financial reporting purposes. Accelerated methods of depreciation are used for federal income tax purposes. When assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the Consolidated Statement of Operations. Refer to Note 5, “Property and Equipment,” for additional information.

Long-lived assets are reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Events or circumstances that would result in an impairment review primarily include operations reporting losses, a significant change in the use of an asset, or the planned disposal or sale of the asset. The asset would be considered impaired

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

when the future net undiscounted cash flows generated by the asset are less than its carrying value. An impairment loss would be recognized based on the amount by which the carrying value of the asset exceeds its fair value, as determined by quoted market prices (if available) or the present value of expected future cash flows. At December 31, 2016, we recorded an impairment loss of $857 thousand related to our surface mount technology equipment. Refer to Note 5, “Property and Equipment,” for additional information.

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

For 2016, Atlantic Diving Supply, Inc. (“ADS”), a distributor for the U.S. Navy, accounted for 36 percent of net sales, and total sales of products for the U.S. Navy were approximately 43 percent of net sales. The remainder of our sales of products for the U.S. Navy in the year ended December 31, 2016 were made pursuant to an indefinite duration, indefinite quantity (“IDIQ”) supply contract we were awarded in 2011. This IDIQ contract expired on August 1, 2016. Our exclusive distributor agreement with ADS continues through March 31, 2017, but the last shipment under this agreement occurred in December 2016. In addition, one of the largest global healthcare systems located in Northeast Ohio accounted for 11 percent of net sales.
As previously discussed, due to changes with respect to competition and existing supply, we are not presently expecting sales of any significance of the military Intellitube® product for the U.S. Navy in 2017 or thereafter.

For 2015, LED Lighting Solutions Global, LLC (an affiliate of Energy Management Products, LLC) (“LLS”) and ADS accounted for approximately 59 percent and 16 percent of net sales, respectively, and together with the Naval Surface Warfare Center and DFAS Columbus comprised sales of products for the U.S. Navy totaling approximately 80 percent of net sales.

For 2014, LLS and DFAS Columbus accounted for approximately 64 percent and 10 percent of net sales, respectively.

At December 31, 2016, ADS and one of the largest global healthcare systems located in Northeast Ohio accounted for 63 percent and 10 percent of net trade accounts receivable, respectively. At December 31, 2015, ADS accounted for approximately 62 percent of net trade accounts receivable.

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

Net (loss) income per share

Basic (loss) income per share is computed by dividing the net (loss) income available to common stockholders by the weighted average number of common shares outstanding for the period, excluding the effects of any potentially dilutive securities. Diluted (loss) income per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of incremental shares upon exercise of stock options and warrants, unless the effect would be anti-dilutive.

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a reconciliation of basic and diluted (loss) income per share computations (in thousands, except per share amounts):

	For the year ended December 31,
	2016	2015	2014
Numerator:
(Loss) income from continuing operations	$(16,875)	$9,471	$(4,246)
Loss from discontinued operations	(12)	(691)	(1,599)
Net (loss) income	$(16,887)	$8,780	$(5,845)

Denominator:
Basic weighted average common shares outstanding	11,673	10,413	7,816
Potential common shares from options and warrants	—	339	—
Diluted weighted average shares	11,673	10,752	7,816

As a result of the net loss we incurred for the years ended December 31, 2016 and 2014, options, warrants and convertible securities representing approximately 139,595 and 818,832 shares of common stock were excluded from the loss per share calculation, respectively, because their inclusion would have been anti-dilutive.

Stock-based compensation

We recognize compensation expense based on the estimated grant date fair value under the authoritative guidance. Management applies the Black-Scholes option pricing model to value stock options issued to employees and directors, and applies judgment in estimating key assumptions that are important elements of the model in expense recognition. These elements include the expected life of the option, the expected stock-price volatility, and expected forfeiture rates. Compensation expense is generally amortized on a straight-line basis over the requisite service period, which is generally the vesting period. See Note 9, “Stockholders’ Equity,” for additional information. Common stock, stock options, and warrants issued to non-employees that are not part of an equity offering are accounted for under the applicable guidance under ASC 505-50, “Equity-Based Payments to Non-Employees,” and are generally re-measured at each reporting date until the awards vest.

Foreign currency translation

Until its disposition, our international subsidiary used its local currency as its functional currency. Assets and liabilities were translated at exchange rates in effect at the balance sheet date and income and expense accounts were translated at average exchange rates during the year. Resulting translation adjustments were recorded directly to “Accumulated other comprehensive income” within the Consolidated Statements of Stockholders’ Equity. With the sale of CLL in August 2015, the translation adjustments recorded within the Consolidated Statements of Stockholders’ Equity in 2015 were reclassified and are recorded as a component of the “Loss on disposal of discontinued operations” within the Consolidated Statements of Operations. See Note 3, “Discontinued Operations,” for additional information.

Advertising expenses

Advertising expenses are charged to operations in the period incurred. They consist of costs for the placement of our advertisements in various media and the costs of demos provided to potential distributors of our products. Advertising expenses from continuing operations were $1.4 million, $695 thousand, and $214 thousand for the years ended December 31, 2016, 2015, and 2014, respectively.

Shipping and handling costs

We include shipping and handling revenues in net sales, and shipping and handling costs in cost of sales.

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Product warranties

We warrant finished goods against defects in material and workmanship under normal use and service for periods generally between one and ten years. Settlement costs consist of actual amounts expensed for warranty coverage, which are largely a result of the cost of replacement products. A liability for the estimated future costs under product warranties is maintained for products outstanding under warranty and is included in “Accrued liabilities” in our Consolidated Balance Sheets. The warranty activity for the respective years is as follows (in thousands):

	At December 31,
	2016	2015

Balance at the beginning of the year	$314	$81
Accruals for warranties issued	170	255
Adjustments to existing warranties	(95)	—
Settlements made during the year (in kind)	(58)	(22)
Accrued warranty expense	$331	$314

Recent accounting standards and pronouncements

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-18, Restricted Cash, which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flow. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period, but any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. The new standard must be adopted retrospectively. We are in the process of evaluating the impact of the standard.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce diversity in practice by making eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2017, and will require adoption on a retrospective basis. We are in the process of evaluating the impact of the standard.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation–Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which changes the accounting for employee share-based payments. This standard addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This standard, which will be required to be adopted on a modified retrospective basis, will be effective for interim and annual periods beginning after December 15, 2016, and early adoption is permitted. We have evaluated the accounting guidance and determined that there is no material impact to our consolidated financial position or results of operations.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which supersedes the current lease accounting requirements. This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months. In addition, this standard requires lessees to disclose certain key information about lease transactions. Upon implementation, an entity’s lease payment obligations will be recognized at their estimated present value along with a corresponding right-of-use asset. Lease expense recognition will be generally consistent with current practice. This standard will be effective for interim and annual periods beginning after December 15, 2018, and will require adoption on a modified retrospective basis. We are in the process of evaluating the impact of the standard.

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires entities to present deferred tax assets (“DTAs”) and deferred tax liabilities (“DTLs”) as noncurrent in a classified balance sheet. This presentation simplifies the current guidance, which requires entities to separately present DTAs and DTLs as current or noncurrent in a classified balance sheet. The netting of DTAs and DTLs by tax jurisdiction is still required under the new guidance. The standard is effective for interim and annual periods beginning after December 15, 2016, and early adoption is permitted. We have evaluated the accounting guidance and determined that there is no impact to our consolidated financial position or results of operations as a result of the full valuation allowance we have recorded against our DTAs.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330), which requires entities to measure most inventory at the lower of cost and net realizable value. This measure simplifies the current guidance, which requires entities to measure inventory at the lower of cost or market, where market is defined as one of three different measures, including net realizable value. The ASU does not apply to inventories measured by using either the last-in, first-out method or the retail inventory method. The ASU is effective prospectively for interim and annual periods beginning after December 15, 2016, and early adoption is permitted. We have evaluated the accounting guidance and determined that there is no material impact to our consolidated financial position or results of operations.

In May 2014, the FASB issued ASU No. 2014-9, Revenue Recognition - Revenue from Contracts with Customers, as amended by ASU 2015-14, 2016-08, 2016-10, 2016-12, and 2016-20, which is a comprehensive revenue recognition standard which supersedes nearly all of the existing revenue recognition guidance under U.S. GAAP. This standard requires an entity to recognize revenue when it transfers promised goods or services to customers in amounts that reflect the consideration the entity expects to receive in exchange for those goods or services. Entities will need to use more judgments and estimates than under the current guidance, including estimating the amount of variable revenue to recognize for each performance obligation. Additional disclosures regarding the nature, amount, and timing of revenues and cash flows from contracts will also be required. The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We will adopt the standard effective on January 1, 2018. We are currently evaluating the transition method we will use and the impact the guidance in this ASU will have, if any, on our consolidated financial position and results of operations.

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

CLL

In August 2015, we sold our wholly-owned United Kingdom subsidiary, CLL. The sale was for nominal consideration under the terms of the agreement. As a result of the transaction and the elimination of this foreign subsidiary consolidated under the equity method of accounting, we recorded a one-time loss of $44 thousand, which included a $469 thousand accumulated other comprehensive income reclassification adjustment for foreign currency translation adjustments. The loss was recorded in the Consolidated Statements of Operations under the caption “Loss on disposal of discontinued operations.” We do not anticipate any significant continuing involvement related to this discontinued operation.

Pool Products Business

On November 26, 2013, we announced the sale of our pool products business for a cash purchase price of $5.2 million. Under the terms of the Purchase Agreement, we sold substantially all of the assets associated with the pool products business and the buyer assumed certain related liabilities. In connection with the sale, we and the buyer entered into a transition services agreement that continued until April 30, 2014, under which we provided services to transition the pool products business to the buyer. In addition, the Purchase Agreement contains representations, warranties and covenants of us and the buyer and prohibits us from competing with the buyer in the pool business for a period of five years following the closing. The Purchase Agreement also provided for an escrow of $500 thousand of the purchase price to secure customary indemnification obligations with respect to our representations, warranties, covenants and other obligations under the Purchase Agreement. Under the terms of the Purchase Agreement, the first of five $100 thousand scheduled escrow releases commenced on March 25, 2014, and was to continue on the 25th day of each of the next four subsequent months. As of December 31, 2015 and 2014, $200 thousand of the cash held in escrow had been released to us and $300 thousand remained in escrow subject to the resolution of outstanding buyer claims that were the subject of an arbitration claim filed by the buyer in February 2015. At December 31, 2015, we offset the full escrow amount by the expected costs to settle this claim, as we had reached an agreement in principle with the buyer. On March 18, 2016, a settlement agreement was executed for this claim and the funds in the escrow account, plus the interest earned on the account, were released to the buyer. The legal fees incurred for the arbitration are included in the loss on disposal of discontinued operations for all periods presented. For additional information on the status of the remaining cash in escrow, please refer to Note 13, “Legal Matters.”

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

The following table summarizes the components included in loss from discontinued operations in our Consolidated Statements of Operations for the periods presented (in thousands):

	December 31,
	2016	2015	2014
Net sales	$—	$1,078	$6,262
Cost of sales	—	588	4,690
Gross Profit	—	490	1,572

Operating expenses of discontinued operations	—	657	3,079
Other expenses	—	—	64
Loss on disposal of discontinued operations	(12)	(534)	(30)
Loss from discontinued operations before income taxes	(12)	(701)	(1,601)
Benefit from income taxes	—	(10)	(2)
Loss from discontinued operations	$(12)	$(691)	$(1,599)

The following table shows the components of the loss from discontinued operations by business for the periods presented (in thousands):

	December 31,
	2016	2015	2014
CLL	—	(138)	(1,020)
EFLS	—	(29)	(531)
Pool products business	—	—	(20)
Loss from operations of discontinued operations	—	(167)	(1,571)

CLL	—	(44)	—
Pool products business	(12)	(490)	(30)
Loss on disposal of discontinued operations	(12)	(534)	(30)

Loss from discontinued operations before income taxes	(12)	(701)	(1,601)

Benefit from income taxes	—	(10)	(2)

Loss from discontinued operations	$(12)	$(691)	$(1,599)

NOTE 4. INVENTORIES

Inventories are stated at the lower of standard cost (which approximates actual cost determined using the first-in, first-out cost method) or market and consists of the following (in thousands):

	At December 31,
	2016	2015

Raw materials	$5,144	$4,577
Finished goods	9,561	4,577
Reserve for excess, obsolete, and slow moving inventories	(5,236)	(1,422)
Inventories, net	$9,469	$7,732

During the first half of 2016 we initiated an aggressive inventory procurement plan in order to meet the expected demand based on the commercial sales growth experienced during the first six months of the year. While we did not achieve this level of demand, we had already committed to inventory purchases into the third quarter due to manufacturing and shipment lead times. As a result, our gross inventory levels increased $5.6 million as of December 31, 2016 compared to December 31, 2015. After evaluation of historical sales, current economic trends, forecasted sales, and product lifecycles, we charged $4.0 million to cost of sales from continuing operations for excess, obsolete, and slow moving inventories in 2016 compared to $1.5 million and $194 thousand in 2015 and 2014, respectively.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets and consist of the following (in thousands):

	At December 31,
	2016	2015

Equipment (useful life 3 - 15 years)	$2,231	$2,864
Tooling (useful life 2 - 5 years)	863	851
Vehicles (useful life 5 years)	39	39
Furniture and fixtures (useful life 5 years)	170	104
Computer software (useful life 3 years)	977	581
Leasehold improvements (the shorter of useful life or lease life)	256	509
Construction in progress	154	310
Property and equipment at cost	4,690	5,258
Less: accumulated depreciation	(2,365)	(2,829)
Property and equipment, net	$2,325	$2,429

Depreciation expense was $805 thousand, $266 thousand, and $184 thousand for the years ended December 31, 2016, 2015 and 2014, respectively.

During 2015, the Company invested in certain equipment to be used to increase our capabilities and reduce the cost of components used in our domestic manufacturing processes, as many of our sales opportunities were with respect to products made in the U.S. or meeting “Buy American” standards. These opportunities included our military maritime product line, as well as products for use in government-funded facilities, such as military bases, which must comply with certain domestic preference standards. As a result of the decline in 2016 sales as well as our expectation of limited sales of our military Intellitube® product going forward as a result of new competition for retrofit products for the U.S. Navy, coupled with the current cost of procuring components from our suppliers for such products, versus manufacturing them at a low volume, at December 31, 2016, we re-evaluated the economics of manufacturing versus purchasing such components from our suppliers and determined we would no longer use the equipment and software purchased to conduct this manufacturing. We evaluated the carrying value of the equipment and software compared to its fair value and determined that the equipment and software were impaired. Accordingly, we recorded an impairment loss of $857 thousand, to adjust the carrying value of the equipment and software to its net realizable value as of December 31, 2016.

NOTE 6. ACCRUED LIABILITIES

Accrued current liabilities consisted of the following (in thousands):

	At December 31,
	2016	2015

Accrued payroll and related benefits	$522	$1,243
Accrued sales commissions and incentives	325	1,005
Accrued warranty expense	331	314
Accrued severance	328	96
Accrued legal and professional fees	63	151
Accrued other expenses	107	108
Total accrued liabilities	$1,676	$2,917

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

Borrowings

On June 1, 2009, we entered into a $70 thousand unsecured promissory note with Quercus Trust that bore interest in the amount of 1 percent per year. The principal and accrued interest on the note were due on June 1, 2109. In December 2015, we entered into an agreement with Quercus Trust to cancel the note and the accrued interest for a single payment of $13 thousand in cash. At the time of the cancellation, we had recorded $5 thousand in accrued interest on this note. For the year ended December 31, 2015, we recognized a gain of $62 thousand within “Other income” within the Consolidated Statements of Operations as a result of this cancellation.

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

NOTE 8. COMMITMENTS AND CONTINGENCIES

We lease certain equipment, manufacturing, warehouse and office space under non-cancellable operating leases expiring through 2022 under which we are responsible for related maintenance, taxes, and insurance. Future minimum non-cancellable lease commitments are as follows (in thousands):

For the year ending December 31,	Minimum Lease Commitments
2017	$1,225
2018	1,147
2019	1,079
2020	939
2021 and thereafter	1,088
Total contractual obligations	$5,478

Certain leases included above contain escalation clauses and, as such, rent expense was recorded on a straight-line basis over the term of the lease. Net rent expense from continuing operations was $1.2 million, $783 thousand, and $341 thousand for the years ended December 31, 2016, 2015, and 2014, respectively.

On December 22, 2014, a former employee filed a lawsuit against us in the Superior Court of the State of California, County of San Diego, known as Merl Toyer v. Energy Focus, Inc., et al., alleging wrongful termination and other claims related to his employment with us. We subsequently removed the case to the United States District Court for the Southern District of California. On May 1, 2015, we entered into a settlement agreement with the plaintiff, which assigned no culpability to any party and provided for a payment by us in exchange for full settlement and release of his claims. As of June 30, 2015, the total settlement amount of $330 thousand had been paid to the plaintiff. In September 2015, we received $174 thousand as reimbursement from our insurance company for the settlement claim. For the year ended December 31, 2015, we had income of $174 thousand from the insurance reimbursement and expense of $156 thousand, net of the insurance settlement, respectively, included in the Consolidated Statements of Operations under the caption, “Selling, general, and administrative.”

NOTE 9. STOCKHOLDERS’ EQUITY

Common stock follow-on offering

On September 11, 2015, we announced the pricing of a registered underwritten follow-on offering of shares of our common stock by us and certain of our stockholders (the “Selling Stockholders”). We sold 1,500,000 shares of our common stock at a purchase price to the public of $17.00 per share and the Selling Stockholders sold an additional 1,500,000 shares of our common stock on the same terms and conditions.

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

A summary of warrant activity was as follows:

	Warrants Outstanding	Weighted Average Exercise Price During Period

Balance, December 31, 2013	1,107,549	$4.41
Warrants issued	147,000	4.65
Warrants expired	(285,000)	3.87
Balance, December 31, 2014	969,549	4.61
Warrants exercised	(638,189)	4.58
Warrants cancelled/forfeited	(112,110)	5.54
Warrants expired	(205,000)	4.20
Balance, December 31, 2015	14,250	4.30
Warrants cancelled/forfeited	(7,500)	4.30
Balance, December 31, 2016	6,750	$4.30

Exercisable, December 31, 2016	—	$—

The number of warrants and weighted average remaining life (in years) by price for outstanding and exercisable warrants at December 31, 2016 was as follows:

WARRANTS OUTSTANDING			WARRANTS EXERCISABLE
Exercise Price	Number of Shares Outstanding	Weighted Average Remaining Contractual Life	Number of Shares Exercisable	Weighted Average Exercise Price

$4.30	6,750	1.07 years	—	$—

Stock-based compensation

On May 6, 2014, our Board of Directors approved the Energy Focus, Inc. 2014 Stock Incentive Plan (the “2014 Plan”). The 2014 Plan was approved by the stockholders at our annual meeting on July 15, 2014, after which no further awards could be issued under the Energy Focus, Inc. 2008 Incentive Stock Plan (the “2008 Plan”). The 2014 Plan allows for awards up to 600,000 shares of common stock and expires on July 15, 2024. On July 22, 2015, the stockholders approved an amendment to the 2014 Plan to increase the shares available for issuance under the 2014 Plan by an additional 600,000 shares. We have two other equity-based compensation plans under which options are currently outstanding; however, no new awards may be granted under these plans. Generally, stock options are granted at fair market value and expire ten years from the grant date. Employee grants generally vest in three or four years, while grants to non-employee directors generally vest in one year. The specific terms of each grant are determined by our Board of Directors. At December 31, 2016, 546,638 shares remain available to grant under the 2014 Plan.

Stock-based compensation expense is attributed to the granting of stock options, restricted stock, and restricted stock unit awards. For all stock-based awards, we recognize compensation expense using a straight-line amortization method.

The impact on our results for stock-based compensation was as follows (in thousands):

	For the year ended December 31,
	2016	2015	2014

Cost of sales	$56	$38	$14
Product development	84	37	8
Selling, general, and administrative	1,220	738	510
Total stock-based compensation	$1,360	$813	$532

At December 31, 2016 and 2015, we had unearned stock compensation expense of $1.2 million and $992 thousand, respectively. These costs will be charged to expense and amortized on a straight-line basis in subsequent periods. The remaining weighted average period over which the unearned compensation is expected to be amortized was approximately 1.8 and 1.9 years as of December 31, 2016 and 2015, respectively.

Stock options

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. Estimates utilized in the calculation include the expected life of the option, risk-free interest rate, and expected volatility, and are further comparatively detailed as follows:

	2016	2015	2014

Fair value of options issued	$5.27	$5.33	$3.62
Exercise price	$7.46	$7.23	$4.69
Expected life of option (in years)	5.8	5.8	5.7
Risk-free interest rate	1.5%	1.7%	1.8%
Expected volatility	93.7%	90.7%	97.9%
Dividend yield	0.00%	0.00%	0.00%

We utilize the simplified method as provided by ASC 718-10 to calculate the expected stock option life. Under ASC 718-10, the expected stock option life is based on the midpoint between the vesting date and the end of the contractual term of the stock option award. The use of this simplified method in place of using the actual historical exercise data is allowed when a stock option award meets all of the following criteria: the exercise price of the stock option equals the stock price on the date of grant; the exercisability of the stock option is only conditional upon completing the service requirement through the vesting date; employees who terminate their service prior to the vesting date forfeit their stock options; employees who terminate their service after vesting are granted a limited time period to exercise their stock options; and the stock options are nontransferable and nonhedgeable. We believe that our stock option awards meet all of these criteria. The estimated expected life of the option is calculated based on contractual life of the option, the vesting life of the option, and historical exercise patterns of vested options. The risk-free interest rate is based on U.S. treasury zero-coupon yield curve on the grant date for a maturity similar to the expected life of the option. The volatility estimates are calculated using historical volatility of our stock price calculated over a period of time representative of the expected life of the option. We have not paid dividends in the past, and do not expect to pay dividends over the corresponding expected term as of the grant date.
Options outstanding under all plans at December 31, 2016 have a contractual life of ten years, and vesting periods between one and four years. A summary of option activity under all plans was as follows:

	Number of Options	Weighted Average Exercise Price Per Share

Outstanding at December 31, 2013	286,188	$15.30
Granted	326,250	4.76
Cancelled	(145,873)	12.38
Exercised	(7,294)	2.30
Outstanding at December 31, 2014	459,271	8.95
Granted	340,500	8.65
Cancelled	(147,152)	10.10
Exercised	(50,412)	4.69
Outstanding at December 31, 2015	602,207	8.58
Granted	167,819	7.31
Cancelled	(160,126)	12.94
Exercised	(79,166)	4.48
Outstanding at December 31, 2016	530,734	$7.48

Vested and expected to vest at December 31, 2016	513,052	$7.50

Exercisable at December 31, 2016	389,748	$7.75

The “Expected to Vest” options are the unvested options that remain after applying the pre-vesting forfeiture rate assumption to total unvested options. The total intrinsic value of options exercised during 2016 was $126 thousand. The total intrinsic value of options outstanding and options exercisable at December 31, 2016 was $106 thousand and $106 thousand, respectively, which was calculated using the closing stock price at the end of the year of $4.25 per share less the option price of the in-the-money grants.

The options outstanding at December 31, 2016 have been segregated into ranges for additional disclosure as follows:

OPTIONS OUTSTANDING						OPTIONS EXERCISABLE
Range of Exercise Prices			Number of Shares Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$2.30	—	$4.00	46,164	6.3	$2.30	46,164	6.3	$2.30
$4.01	—	$4.45	107,986	7.1	4.10	107,192	7.1	4.10
$4.46	—	$5.48	136,450	8.1	5.40	93,741	8.0	5.36
$5.49	—	$13.58	168,467	8.2	7.73	73,623	6.9	8.57
$13.59	—	$63.60	71,667	7.1	19.28	69,028	7.0	19.44
			530,734	7.6	$7.48	389,748	7.2	$7.75

Restricted stock and Restricted Stock Units

Prior to 2011, we issued restricted stock to Executive Officers and Directors in lieu of paying a portion of their cash compensation or Directors’ fees.

In July 2013, we granted restricted stock units to certain employees under the 2008 Plan with a vesting period of one year from the grant date. Beginning in 2015, we began issuing restricted stock units to employees and certain non-employee Directors under the 2014 Plan with vesting periods ranging from 1 to 3 years from the grant date.

The following table shows a summary of restricted stock and restricted stock unit activity:

	Restricted Stock Outstanding	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value

At December 31, 2013	35,869	3,659	7.31
Granted	—	—	—
Vested	(35,869)	(1,220)	7.20
Forfeited	—	(2,439)	4.10
At December 31, 2014	—	—	—
Granted	—	73,750	6.92
Forfeited	—	(16,250)	5.54
At December 31, 2015	—	57,500	$7.31
Granted	—	290,966	6.56
Vested	—	(11,213)	14.18
Forfeited	—	(87,138)	6.73
At December 31, 2016	—	250,115	$6.34

Employee stock purchase plans

In September 2013, our stockholders approved the 2013 Employee Stock Purchase Plan (the “2013 Plan”) to replace the 1994 prior purchase plan. A total of 500,000 shares of common stock were provided for issuance under the 2013 Plan. The 2013 Plan permits eligible employees to purchase common stock through payroll deductions at a price equal to the lower of 85 percent of the fair market value of our common stock at the beginning or end of the offering period. Employees may end their participation at any time during the offering period, and participation ends automatically upon termination of employment with us. During 2016, 2015 and 2014, employees purchased 22,094, 18,119, and 9,932 shares, respectively. At December 31, 2016, 443,441 shares remained available for purchase under the 2014 Plan.

NOTE 10. INCOME TAXES

We file income tax returns in the U.S. federal jurisdiction, as well as in various state and local jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state, and local, or non-United States income tax examinations by tax authorities for years before 2013. Our practice is to recognize interest and penalties related to income tax matters in income tax expense when and if they become applicable. At December 31, 2016 and 2015, respectively, there were no accrued interest and penalties related to uncertain tax positions.

The following table shows the components of (loss) income from continuing operations before income taxes (in thousands):

	For the year ended December 31,
	2016	2015	2014

United States	$(16,848)	$9,620	$(4,246)
(Loss) income from continuing operations before income taxes	$(16,848)	$9,620	$(4,246)

The following table shows the components of the provision for income taxes from continuing operations (in thousands):

	For the year ended December 31,
	2016	2015	2014
Current:
U.S. federal	$1	$123	$—
State	26	26	—
Provision for income taxes	$27	$149	$—

The principal items accounting for the difference between income taxes computed at the U.S. statutory rate and the provision for income taxes from continuing operations reflected in our Consolidated Statements of Operations are as follows:

	For the year ended December 31,
	2016	2015	2014

U.S. statutory rate	34.0%	34.0%	34.0%
State taxes (net of federal tax benefit)	1.7	0.2	1.0
Valuation allowance	(27.5)	(27.9)	(19.8)
Interest amortization expense	—	—	(22.5)
Other	(8.4)	(4.8)	7.3
	(0.2)%	1.5%	0.0%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are as follows (in thousands):

	At December 31,
	2016	2015	2014

Allowance for doubtful accounts	$18	$18	$11
Accrued expenses and other reserves	3,138	2,244	2,082
Tax credits, deferred R&D, and other	142	122	44
Net operating loss	9,239	5,384	6,871
Valuation allowance	(12,537)	(7,768)	(9,008)
Net deferred tax assets	$—	$—	$—

In 2016, our effective tax rate was lower than the statutory rate due to an increase in the valuation allowance as a result of the $10.6 million additional federal net operating loss we recognized for the year. In 2015, our effective tax rate was lower than the statutory tax rate primarily due to a decrease in the valuation allowance as a result of the utilization of net operating loss carry-forwards. We utilized $6.2 million of our federal net operating loss carry-forward in 2015.

Since we believe it is more likely than not that the benefit from net operating loss carry-forwards will not be realized, we have provided a full valuation allowance against our deferred tax assets at December 31, 2016 and 2015, respectively. We had no net deferred tax liabilities at December 31, 2016 or 2015, respectively. In 2016, we recognized U.S. federal and various states income tax expense as a result of the adjustment from the 2015 provision to the actual tax on the 2015 returns that were filed in 2016. In 2015, we recognized federal tax expense as a result of the alternative minimum tax. There was no federal tax expense for 2014, due to an increase to the valuation allowance.

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

At December 31, 2016, we had net operating loss carry-forwards of approximately $79.8 million for U.S. federal, state, and local income tax purposes. However, due to changes in our capital structure, approximately $25.4 million of this amount is available to offset future taxable income after the application of the limitations found under Section 382 of the IRC. As a result of this limitation, in 2016, we only expect to have approximately $18.5 million of the net operating loss carry-forward available for use. If not utilized, these carry-forwards will begin to expire in 2021 for federal purposes and have begun to expire for state and local purposes. Additionally, the changes to our capital structure have subjected, and will continue to subject our net operating loss carry-forward to an annual limitation as discussed further below. This limitation will significantly restrict our ability to utilize the carry-forward to offset taxable income in future periods.

The IRC imposes restrictions on the utilization of various carry-forward tax attributes in the event of a change in ownership, as defined by IRC Section 382. During 2015, we completed an IRC Section 382 review and the results of this review indicate ownership changes have occurred which would cause a limitation on the utilization of carry-forward attributes. Our net operating loss carry-forwards and research and development credits are all subject to limitation. Under these tax provisions, the limitation is applied first to any capital losses, next to any net operating losses, and then to any general business credits. The Section 382 limitation is currently estimated to result in the expiration of $54.4 million of net operating loss carry-forwards and $299 thousand of research and development credits. A valuation allowance has been established to reserve for the potential benefits of the remaining net operating loss carry-forwards in the consolidated financial statements to reflect the uncertainty of future taxable income required to utilize available tax loss carry-forwards.

NOTE 11. PRODUCT AND GEOGRAPHIC INFORMATION

During 2013, we sold our pool products business. During 2014, we shifted our focus away from the turnkey solutions business to align our resources with developing and selling our LED products and completed our exit of that business in September 2015. With the exit from EFLS and sale of CLL, we have aligned our resources and focused our efforts on the sale of LED lighting products, in particular our military and commercial tubular LED (“TLED”) lines of products, into targeted vertical markets. Our products are sold primarily in the United States through a combination of direct sales employees, independent sales representatives and distributors. We currently operate in a single industry segment, developing and selling our energy-efficient light-emitting diode (“LED”) lighting products into the military maritime and commercial markets.

The following table provides a breakdown of product net sales from continuing operations for the years indicated (in thousands):

	Year ended December 31,
	2016	2015	2014

Commercial	$14,809	$14,156	$5,712
Military maritime	16,189	50,128	16,913
R&D services	—	119	75
Total net sales	$30,998	$64,403	$22,700

A geographic summary of net sales from continuing operations is as follows (in thousands):

	For the year ended December 31,
	2016	2015	2014

United States Domestic	$29,840	$64,251	$22,667
International	1,158	152	33
Total net sales	$30,998	$64,403	$22,700

At December 31, 2016 and 2015, approximately 99 percent of our long-lived assets, which consist of property and equipment, were located in the United States.

NOTE 12. RELATED PARTY TRANSACTIONS

On December 12, 2012, our Board of Directors appointed James Tu to serve as our non-executive Chairman. On April 30, 2013, Mr. Tu became the Executive Chairman assuming the duties of the Principal Executive Officer. On October 30, 2013 Mr. Tu was appointed Executive Chairman and Chief Executive Officer by the Board of Directors. On May 9, 2016, Mr. Tu also assumed the role of President. On August 11, 2016, our Board of Directors appointed a separate Executive Chairman of the Board, and Mr. Tu continued to serve in the role of Chief Executive Officer and President, until February 19, 2017.

Mr. Tu is also the Founder, Chief Executive Officer and Chief Investment Officer of 5 Elements Global Advisors, an investment advisory and management company managing the holdings of 5 Elements Global Fund LP, which was a beneficial owner of more than 5 percent of our common stock prior to the August 2014 registered offering. As of December 31, 2016, 5 Elements Global Fund LP holds approximately 2.6 percent of our common stock. 5 Elements Global Advisors focuses on investing in clean energy companies with breakthrough, commercialized technologies, and near-term profitability potential. Mr. Tu is also Co-Founder of Communal International Ltd. (“Communal”), a British Virgin Islands company dedicated to assisting clean energy, solutions-based companies, maximizing technology and product potential and gaining them access to global marketing, distribution licensing, manufacturing and financing resources. Communal has a 50 percent ownership interest in 5 Elements Energy Efficiencies (BVI) Ltd., a beneficial owner of approximately 2.5 percent of our common stock. Yeh-Mei Cheng controls 5 Elements Energy Efficiencies (BVI) Ltd. and owns the other 50 percent. She is Co-Founder of Communal International Ltd. with Mr. Tu and the mother of Simon Cheng, a member of our Board of Directors through February 19, 2017 and an employee of the Company.

On February 27, 2012, we entered into an Asian Business Development/Collaboration Agreement with Communal. The agreement had a term of 60 months, under which we paid $523 thousand to Communal in 2012. Effective January 1, 2013, the Asian Business Development/Collaboration Agreement with Communal was amended to reflect the extension of the terms of the Agreement for an additional twelve months, and the addition of certain services and countries in the territory covered by the Agreement. In connection with the amended and restated Agreement, we paid an additional $425 thousand in 2013 and recorded expense of $226 thousand. For the years ended December 31, 2015 and 2014, nothing was paid under this Agreement and we recorded expense of $226 thousand per year. On December 23, 2015, we terminated the Agreement with Communal without penalty.

NOTE 13. LEGAL MATTERS

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

On November 26, 2013, we announced the sale of our pool products business for a cash purchase price of $5.2 million. Under the terms of the Purchase Agreement, we sold substantially all of the assets associated with the pool products business and the buyer assumed certain related liabilities. The Purchase Agreement provided for an escrow of $500 thousand of the purchase price to secure customary indemnification obligations with respect to our representations, warranties, covenants and other obligations under the Purchase Agreement. Under the terms of the Purchase Agreement, the first of five $100 thousand scheduled escrow releases commenced on March 25, 2014, and was to continue on the 25th day of each of the next four subsequent months. As of December 31, 2015 and 2014, $200 thousand of the cash held in escrow had been released to us and $300 thousand remained in escrow subject to the resolution of outstanding buyer claims. The Purchase Agreement provides that all disputes related to the sale must be resolved through binding arbitration. On February 18, 2015, the buyer filed a claim with the American Arbitration Association (“AAA”) asserting claims for damages of $780 thousand under the Purchase Agreement and relating to product development, which was amended on September 1, 2015 to assert damages of $1.6 million. We believed the claims were without merit and asserted a counterclaim in the arbitration for the $300 thousand that remained in escrow. On March 18, 2016, a settlement agreement was executed for this claim and the funds in the escrow account, plus the interest earned on the account, were released to the buyer.

NOTE 14. RESTRUCTURING

In 2016, we were not able to sustain the level of sales and profitability recognized in 2015. Due to the financial performance in 2016, including a net loss of $16.9 million and total cash used of $18.0 million, we believe that substantial doubt about our ability to continue as a going concern existed at December 31, 2016.

As a result, we evaluated actions to mitigate the substantial doubt about our ability to continue as a going concern. Our evaluation considered both quantitative and qualitative information, including our current financial position and liquid resources, and obligations due or anticipated within the next year. With $16.6 million in cash and no debt obligations as of December 31, 2016, we focused our efforts on reducing our overall operating expenses in an effort to return to profitability. Consequently, in February 2017, we announced a corporate restructuring initiative designed to streamline operating costs and heighten organizational focus on our healthcare markets. The initiative includes an organizational consolidation of management and oversight functions in order to streamline and better align the organization into more focused, efficient and cost effective reporting relationships. The restructuring plan includes headcount reductions and office closures and consolidation. We are in the process of evaluating the impact of these expected actions and estimate that approximately $1.1 million in restructuring charges will be recorded during the first quarter of 2017. Leading this effort is our new CEO, Dr. Ted Tewksbury. On February 19, 2017, the Board appointed Dr. Tewksbury to serve as the Company’s Chairman of the Board, Chief Executive Officer and President. We believe that the combination of our current financial position, liquid resources, executive reorganization, and restructuring actions will return us to profitability by the end of 2017 and effectively mitigate the substantial doubt about our ability to continue as a going concern.

SUPPLEMENTARY FINANCIAL INFORMATION TO ITEM 8.

The following table sets forth our selected unaudited financial information for the four quarters in the periods ended December 31, 2016 and 2015, respectively. This information has been prepared on the same basis as the audited financial statements and, in the opinion of management, contains all adjustments necessary for a fair presentation thereof.

QUARTERLY FINANCIAL DATA (UNAUDITED)
(amounts in thousands, except per share amounts)

2016	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales from continuing operations	$7,186	$8,261	$7,126	$8,425
Gross profit from continuing operations	(1,072)	3,082	2,522	3,145
Net loss from continuing operations	(7,805)	(3,177)	(3,916)	(1,977)
Net loss from discontinued operations	—	—	—	(12)
Net loss	$(7,805)	$(3,177)	$(3,916)	$(1,989)
Net loss per share (basic and diluted):
Net loss from continuing operations	$(0.67)	$(0.27)	$(0.34)	$(0.17)
Net loss from discontinued operations	—	—	—	—
Net loss	$(0.67)	$(0.27)	$(0.34)	$(0.17)

2015	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales from continuing operations	$17,249	$18,335	$16,232	$12,587
Gross profit from continuing operations	7,571	9,130	7,440	5,151
Net income from continuing operations	1,657	4,398	2,192	1,224
Net loss from discontinued operations	(373)	(142)	(81)	(95)
Net income	$1,284	$4,256	$2,111	$1,129
Net income per share (basic):
Net income from continuing operations	$0.14	$0.42	$0.22	$0.13
Net loss from discontinued operations	(0.03)	(0.01)	(0.01)	(0.01)
Net income	$0.11	$0.41	$0.21	$0.12
Net income per share (diluted):
Net income from continuing operations	$0.14	$0.41	$0.22	$0.12
Net loss from discontinued operations	$(0.03)	$(0.01)	$(0.01)	$(0.01)
Net income	$0.11	$0.40	$0.21	$0.11

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

Based on their evaluation as of the end of the period covered by this Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2016.

Management’s report on internal controls over financial reporting

The management of Energy Focus, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based upon criteria established in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”).

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

Based upon our evaluation under the COSO framework as of December 31, 2016, management concluded that its internal control over financial reporting was effective as of December 31, 2016.

Changes in internal control over financial reporting

During the fourth quarter of 2016, there were no material changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors

The information regarding our directors will be set forth under the caption “Election of Directors” in our Proxy Statement for our 2017 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference.

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

Code of ethics

We have adopted a Code of Ethics and Business Conduct, which applies to all of our directors, officers, and employees. Our Code of Ethics and Business Conduct can be found on our website at www.energyfocus.com. Any person may receive a copy free of charge by writing to us at Energy Focus, Inc., 32000 Aurora Road, Suite B, Solon, Ohio 44139, Attention: Secretary.

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

SCHEDULE II
ENERGY FOCUS, INC.
SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
(amounts in thousands)

Description	Beginning Balance	Charges to Revenue/ Expense	Deductions	Ending Balance
Year ended December 31, 2016
Allowance for doubtful accounts and returns	$155	$156	$75	$236
Reserve for excess, obsolete, and slow moving inventories	1,422	3,990	176	5,236
Valuation allowance for deferred tax assets	7,768	4,769	—	12,537
Year ended December 31, 2015
Allowance for doubtful accounts and returns	$307	$39	$191	$155
Reserve for excess, obsolete, and slow moving inventories	305	1,464	347	1,422
Valuation allowance for deferred tax assets	9,008	(1,240)	—	7,768
Year ended December 31, 2014
Allowance for doubtful accounts and returns	$52	$582	$327	$307
Reserve for excess, obsolete, and slow moving inventories	158	194	47	305
Valuation allowance for deferred tax assets	6,051	2,957	—	9,008

 (3) Exhibits required by Item 601 of Regulation S-K

The information required by this Item is set forth on the Exhibit Index that follows the signature page of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized.

ENERGY FOCUS, INC.

By:	/s/ Theodore L. Tewksbury III
Theodore L. Tewksbury III
Chairman, Chief Executive Officer and President Date: February 23, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the date indicated:

Signature		Title

/s/ Theodore L. Tewksbury III		Chairman, Chief Executive Officer, President and Director
Theodore L. Tewksbury III		(Principal Executive Officer)

/s/ Bradley B. White		Chief Financial Officer
Bradley B. White		(Principal Financial and Accounting Officer)

*Ronald D. Black		Director
*William Cohen		Director
*Glenda Dorchak		Director
*Marc J. Eisenberg		Director
*Jiangang Luo		Director
*Michael R. Ramelot		Director

	*By:	/s/ Theodore L. Tewksbury III
Theodore L. Tewksbury III (Attorney-in-fact)
Date: February 23, 2017

EXHIBIT INDEX

Exhibit Number	Description of Documents

3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 13, 2013).
3.2	Amendment to Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 16, 2014).
3.3	Amendment to Certificate of Incorporation of the Registration (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 27, 2015).
3.4
Certificate of Designation of Series A Participating Preferred Stock of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on November 27, 2006).

3.5	Bylaws of the Registrant (incorporated by reference to Exhibit 3.5 to the Registrant’s Annual Report on Form 10-K filed on March 10, 2016).
3.6
Certificate of Ownership and Merger, Merging Energy Focus, Inc., a Delaware corporation, into Fiberstars, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2007).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Annual Report on Form 10-K filed on March 27, 2014).
4.2	Warrant among the Registrant and NextGen Partners, LLC dated January 24, 2014 (incorporated by reference to Exhibit 4.8 of the Registrant’s Annual Report on Form 10-K filed on March 27, 2014).
10.1*	2013 Employee Stock Purchase Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Form DEF14A filed on August 16, 2013).
10.2*	2004 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-122-686) filed on February 10, 2005).
10.3*	2008 Incentive Stock Plan, as amended (incorporated by reference from Appendix B to the Registrant’s Preliminary Proxy Statement on Form PRER14A filed on June 8, 2012).
10.4*	2014 Stock Incentive Plan, as amended (incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Form DEF14A filed on June 26, 2014).
10.5*	Amendment to 2014 Stock Incentive Plan (incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement on Form DEF 14A filed on June 18, 2015).
10.6*	Form of Nonqualified Stock Option Grant Agreement to Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 16, 2014).
10.7*	Form of Nonqualified Stock Option Grant Agreement to Employees (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 16, 2014).
10.8*	Form of Restricted Stock Unit Grant Agreement to Employees (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 16, 2014).
10.9*	Form of Restricted Stock Unit Grant Agreement to Non-Employee Directors.
10.10*	Form of Incentive Stock Option Grant Agreement to Employees (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on July 16, 2014).
10.11*
Agreement and General Release of Claims dated May 6, 2016 between Eric W. Hilliard and Energy Focus, Inc. (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed May 11, 2016).

10.12*
Separation Agreement and Release dated June 17, 2016 between Marcia J. Miller and Energy Focus, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 21, 2016).

10.13*	Executive Chairman Offer Letter dated November 18, 2016 between Theodore L. Tewksbury III and Energy Focus, Inc. (filed with this Report).
10.14*	Chief Financial Officer Offer Letter dated November 18, 2016 between Bradley B. White and Energy Focus, Inc. (filed with this Report).
10.15*
Separation Agreement and Release dated February 18, 2017 between James Tu and Energy Focus, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed February 21, 2017).

10.16*
Chairman, Chief Executive Officer and President Offer Letter dated February 19, 2017 between Theodore L. Tewksbury III and Energy Focus, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 21, 2017).

10.17*	Change in Control Plan and Form of Participation Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed February 21, 2017).
10.18*
Change in Control Participation Agreement dated February 19, 2017 between Bradley B. White and Energy Focus, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed February 21, 2017).

10.19*	Form of Notice of Stock Option Grant for 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 13, 2013).
10.20*	Form of Notice of Stock Option Grant for 2008 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 filed on September 8, 2010).
10.21
Lease agreement by and between Aurora Development Center LLC and Energy Focus, Inc. dated April 19, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 11, 2016).

10.22
Form of Securities Purchase Agreement between the Registrant and investors dated as of February 27, 2012 (incorporated by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K filed on March 30, 2012).

21.1	Subsidiaries of the Registrant (filed with this Report).
23.1	Consent of Plante & Moran, PLLC, Independent Registered Public Accounting Firm (filed with this Report).
24.1	Powers of Attorney (filed with this Report).
31.1	Rule 13a-14(a) Certification by Chief Executive Officer (filed with this Report).
31.2	Rule 13a-14(a) Certification by Chief Financial Officer (filed with this Report).
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (filed with this Report).
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