Form 10-Q
period 2017-03-31
ENERGY FOCUS, INC/DE
filed 2017-05-04
CIK 924168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of May 1, 2017 was 11,778,823.

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

We believe that important factors that could cause our actual results to differ materially from forward-looking statements include, but are not limited to, the risks and uncertainties outlined under “Risk Factors” under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 and Part II, Item 1A of this Quarterly Report and other matters described in this Quarterly Report generally. Some of these factors include:

•	our history of operating losses and our ability to generate sufficient cash from operations or receive sufficient financing, on acceptable terms, to continue our operations;

•
our reliance on a limited number of customers, in particular our historical sales of products for the U.S. Navy, for a significant portion of our revenue, and our ability to maintain or grow such sales levels;

•	the entrance of new competitors in our target markets;

•	general economic conditions in the United States and in other markets in which we operate or secure products;

•	our ability to implement and manage our growth plans to increase sales and control expenses;

•	our ability to increase demand in our targeted markets and to manage sales cycles that are difficult to predict and may span several quarters;

•	the timing of large customer orders and significant expenses, and fluctuations between demand and capacity, as we invest in growth opportunities;

•
our dependence on military maritime customers and on the levels of government funding available to such customers, as well as the funding resources of our other customers in the public sector and commercial markets;

•	market acceptance of LED lighting technology;

•	our ability to respond to new lighting technologies and market trends, and fulfill our warranty obligations with safe and reliable products;

•	any delays we may encounter in making new products available or fulfilling customer specifications;

•	our ability to compete effectively against companies with greater resources, lower cost structures, or more rapid development efforts;

•	our ability to protect our intellectual property rights and other confidential information, and manage infringement claims by others;

•	the impact of any type of legal inquiry, claim, or dispute;

•
our reliance on a limited number of third-party suppliers, our ability to obtain critical components and finished products from such suppliers on acceptable terms, and the impact of our fluctuating demand on the stability of such suppliers;

•	our ability to timely and efficiently transport products from our third-party suppliers to our facility by ocean marine channels;

•	our ability to successfully scale our network of sales representatives, agents, and distributors to match the sales reach of larger, established competitors;

•	any flaws or defects in our products or in the manner in which they are used or installed;

•	our compliance with government contracting laws and regulations, through both direct and indirect sale channels, as well as other laws, such as those relating to the environment and health and safety;

•	risks inherent in international markets, such as economic and political uncertainty, changing regulatory and tax requirements and currency fluctuations;

•	our ability to attract and retain qualified personnel, and to do so in a timely manner; and

•	our ability to maintain effective internal controls and otherwise comply with our obligations as a public company.

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

Energy Focus® is our registered trademark. We may also refer to trademarks of other corporations and organizations in this document.

ITEM 1. FINANCIAL STATEMENTS
ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$14,970	$16,629
Trade accounts receivable, less allowances of $153 and $236, respectively	2,587	5,640
Inventories, net	8,441	9,469
Prepaid and other current assets	997	882
Assets held for sale	410	—
Total current assets	27,405	32,620

Property and equipment, net	1,761	2,325
Other assets	32	33
Total assets	$29,198	$34,978

LIABILITIES
Current liabilities:
Accounts payable	$1,680	$3,257
Accrued liabilities	126	107
Accrued legal and professional fees	181	63
Accrued payroll and related benefits	427	522
Accrued sales commissions	128	325
Accrued severance	115	328
Accrued restructuring	622	—
Accrued warranty reserve	258	331
Deferred revenue	174	—
Total current liabilities	3,711	4,933

Other liabilities	98	107
Total liabilities	3,809	5,040

STOCKHOLDERS' EQUITY
Preferred stock, par value $0.0001 per share:
Authorized: 2,000,000 shares in 2017 and 2016
Issued and outstanding: no shares in 2017 and 2016	—	—
Common stock, par value $0.0001 per share:
Authorized: 30,000,000 shares in 2017 and 2016
Issued and outstanding: 11,772,123 at March 31, 2017 and 11,710,549 at December 31, 2016	1	1
Additional paid-in capital	126,843	126,875
Accumulated other comprehensive income (loss)	4	(1)
Accumulated deficit	(101,459)	(96,937)
Total stockholders' equity	25,389	29,938
Total liabilities and stockholders' equity	$29,198	$34,978

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2017	2016
Net sales	$4,106	$8,425
Cost of sales	3,545	5,280
Gross profit	561	3,145

Operating expenses:
Product development	771	804
Selling, general, and administrative	3,631	4,310
Restructuring	674	—
Total operating expenses	5,076	5,114
Loss from operations	(4,515)	(1,969)

Other expenses (income):
Other expenses (income)	7	(3)

Loss from continuing operations before income taxes	(4,522)	(1,966)
Provision for income taxes	—	11
Loss from continuing operations	(4,522)	(1,977)

Discontinued operations:
Loss on disposal of discontinued operations	—	(12)
Loss from discontinued operations	—	(12)

Net loss	$(4,522)	$(1,989)

Net loss per share - basic:
From continuing operations	$(0.39)	$(0.17)
From discontinued operations	—	—
Net loss per share - basic:	$(0.39)	$(0.17)

Net loss per share - diluted:
From continuing operations	$(0.39)	$(0.17)
From discontinued operations	—	—
Net loss per share - diluted:	$(0.39)	$(0.17)

Weighted average shares used in computing net loss per share:
Basic	11,718	11,650
Diluted	11,718	11,650

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three months ended March 31,
	2017	2016
Net loss	$(4,522)	$(1,989)

Other comprehensive income:
Foreign currency translation adjustments	5	1
Comprehensive loss	$(4,517)	$(1,988)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount

Balance at December 31, 2016	11,711	$1	$126,875	$(1)	$(96,937)	$29,938

Issuance of common stock under employee stock option and stock purchase plans	75		77			77
Common stock withheld in lieu of income tax withholding on vesting of restricted stock units	(14)		(47)			(47)
Stock-based compensation			207			207
Stock-based compensation reversal			(269)			(269)
Foreign currency translation adjustment				5		5
Net loss from continuing operations for the three months ended March 31, 2017					(4,522)	(4,522)

Balance at March 31, 2017	11,772	$1	$126,843	$4	$(101,459)	$25,389

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(4,522)	$(1,989)
Loss from discontinued operations	—	(12)
Loss from continuing operations	(4,522)	(1,977)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	177	151
Stock-based compensation	207	256
Stock-based compensation reversal	(269)	—
Provision for doubtful accounts receivable	—	(27)
Provision for slow-moving and obsolete inventories and valuation reserves	162	(820)
Provision for warranties	13	16
Loss on dispositions of property and equipment	8	—
Changes in operating assets and liabilities:
Accounts Receivable	3,054	4,104
Inventories	866	(2,984)
Prepaid and other assets	(114)	(283)
Accounts payable	(1,649)	(1,373)
Accrued and other liabilities	248	(1,235)
Deferred revenue	174	(26)
Total adjustments	2,877	(2,221)
Net cash used in operating activities	(1,645)	(4,198)

Cash flows from investing activities:
Acquisitions of property and equipment	(29)	(311)
Net cash used in investing activities	(29)	(311)

Cash flows from financing activities:
Proceeds from exercises of stock options and employee stock purchase plan purchases	77	14
Common stock withheld in lieu of income tax withholding on vesting of restricted stock units	(47)	—
Net cash provided by financing activities	30	14

Effect of exchange rate changes on cash	(15)	7

Net cash used in continuing operations	(1,659)	(4,488)

The accompanying notes are an integral part of these condensed consolidated financial statements.

(continued on the following page)

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended March 31,
	2017	2016

Cash flows of discontinued operations:
Operating cash flows, net	—	(12)
Net cash used in discontinued operations	—	(12)

Net decrease in cash and cash equivalents	(1,659)	(4,500)
Cash and cash equivalents, beginning of period	16,629	34,640
Cash and cash equivalents, end of period	$14,970	$30,140

Classification of cash and cash equivalents:
Cash and cash equivalents	$14,628	$29,798
Restricted cash held	342	342
Cash and cash equivalents, end of period	$14,970	$30,140

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
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

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The condensed consolidated financial statements (“financial statements”) include the accounts of the Company and its subsidiary Energy Focus Europe, Ltd. located in the United Kingdom, which is not active. Unless indicated otherwise, the information in the accompanying financial statements and Notes to the condensed consolidated financial statements relates to our continuing operations.

We have prepared the accompanying financial data for the three months ended March 31, 2017 and 2016 pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The accompanying financial data and information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Annual Report”). The Condensed Consolidated Balance Sheet as of December 31, 2016 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

In the opinion of management, the accompanying financial statements contain all normal and recurring adjustments necessary to present fairly our Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016, Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2017 and 2016, Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2017, and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016.

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

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
(Unaudited)

Reclassifications

Certain amounts related to purchase price and manufacturing variances capitalized in inventories in 2016 were reclassified to conform to current period reporting presentation with no impact on financial position, loss from operations, or cash used in operations.

Certain risks and concentrations

We have certain customers whose net sales individually represented 10 percent or more of our total net sales, or whose net trade accounts receivable balance individually represented 10 percent or more of our total net trade accounts receivable, as follows:

For the three months ended March 31, 2017, one of the largest global healthcare systems located in Northeast Ohio accounted for approximately 22 percent of net sales. In addition, Atlantic Diving Supply, Inc. (“ADS”), a distributor for the U.S. Navy, and Huntington Ingalls, Incorporated, a shipbuilder for the U.S. Navy, accounted for approximately 14 percent and 10 percent of net sales, respectively, and together comprised total sales of products for the U.S. Navy of approximately 24 percent of net sales for the three months ended March 31, 2017. Our exclusive distributor agreement with ADS ended on March 31, 2017 and we are currently evaluating all sales channels within the military maritime market to broaden our sales opportunities. For the three months ended March 31, 2016, DFAS Columbus accounted for approximately 20 percent of net sales and ADS accounted for approximately 19 percent of net sales, and together they comprised sales of products for the U.S. Navy totaling approximately 39 percent of net sales. In addition, one of the largest global healthcare systems located in Northeast Ohio accounted for approximately 12 percent of net sales for the three months ended March 31, 2016.

At March 31, 2017, one of the largest global healthcare systems located in Northeast Ohio accounted for approximately 18 percent of net trade accounts receivable. In addition, ADS and Huntington Ingalls accounted for approximately 18 percent and 15 percent of net trade accounts receivable, respectively. At December 31, 2016, ADS accounted for approximately 63 percent of net trade accounts receivable.

Recent accounting pronouncements

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-18, Restricted Cash, which requires entities to show the changes in the total of cash, cash equivalents, restricted cash, and restricted cash equivalents in the statement of cash flow. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The new standard must be adopted retrospectively. We are in the process of evaluating the impact of the standard.

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
MARCH 31, 2017
(Unaudited)

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

In May 2014, the FASB issued No. ASU 2014-09, Revenue from Contracts with Customers (Topic 606), as amended by ASU 2015-14, 2016-08, 2016-10, 2016-12, and 2016-20, which is a comprehensive revenue recognition standard which supersedes nearly all of the existing revenue recognition guidance under U.S. GAAP. This standard requires an entity to recognize revenue when it transfers promised goods or services to customers in amounts that reflect the consideration the entity expects for receive in exchange for those goods or services. Entities will need to use more judgments and estimates than under the current guidance, including estimating the amount of variable revenue to recognize for each performance obligation. Additional disclosures regarding the nature, amount, and timing of revenues and cash flows from contracts will also be required. This ASU is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period, using either a full retrospective or a modified retrospective approach. We will adopt the standard on January 1, 2018, as required. We are currently evaluating the transition method we will use and the impact the guidance in this ASU will have, if any, on our consolidated results of operations, cash flows, or financial position.

Update to significant accounting policies

There have been no material changes to our significant accounting policies, as compared to those described in our 2016 Annual Report.

Net loss per share

Basic (loss) earnings per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted (loss) earnings per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of incremental shares upon the exercise or release of stock options, restricted stock units, and warrants, unless the effect would be anti-dilutive.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
(Unaudited)

The following is a reconciliation of the numerator and denominator of the basic and diluted net loss per share computations for the periods presented below (in thousands):

	Three months ended March 31,
	2017	2016
Numerator:
Loss from continuing operations	$(4,522)	$(1,977)
Loss from discontinued operations	—	(12)
Net loss	$(4,522)	$(1,989)

Denominator:
Basic weighted average common shares outstanding	11,718	11,650
Potential common shares from equity awards and warrants	—	—
Diluted weighted average shares	11,718	11,650

As a result of the net loss we incurred for the three months ended March 31, 2017 and 2016, approximately 137 thousand and 219 thousand options, restricted stock units, and warrants, respectively, were excluded from the net loss per share calculation, as their inclusion would have been anti-dilutive. Therefore, for the three months ended March 31, 2017 and 2016, the basic weighted average shares outstanding were used in calculating diluted loss per share.

Product warranties

Through March 31, 2016, we warranted finished goods against defects in material and workmanship under normal use and service for periods generally between one and five years. Beginning April 1, 2016, we warrant our commercial LED tubes, globes, and troffer luminaires for a period of ten years. Warranty settlement costs consist of actual amounts expensed for warranty, which are largely a result of the cost of replacement products provided to our customers. A liability for the estimated future costs under product warranties is maintained for products outstanding under warranty based on the estimated claims incurred to date and the nature, frequency, and costs of future claims. These estimates are inherently uncertain and changes to our historical or projected experience may cause material changes to our warranty reserves in the future. We continuously review the assumptions related to the adequacy of our warranty reserve, including product failure rates, and make adjustments to the existing warranty liability when there are changes to these estimates or the underlying replacement product costs, or the warranty period expires. Extending the warranty did not have a material impact on our condensed consolidated financial statements in 2016 or for the three months ended March 31, 2017. The following table summarizes warranty activity for the periods presented (in thousands):

	Three months ended March 31,
	2017	2016
Balance at beginning of period	$331	$314
Accruals for warranties issued	13	16
Adjustments to existing warranties	(50)	—
Settlements made during the period (in kind)	(36)	(3)
Accrued warranty reserve	$258	$327

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
(Unaudited)

Geographic information

Approximately 98 percent of our long-lived fixed assets are located in the United States, with the remainder located in our product development office in Taiwan. Net sales attributable to customers outside the United States accounted for approximately two percent of our total net sales for the three months ended March 31, 2017. Net sales attributable to customers outside the United States accounted for approximately six percent of our total net sales for the three months ended March 31, 2016. The geographic location of our net sales is derived from the destination to which we ship the product.

NOTE 3. RESTRUCTURING

During the first quarter of 2017, we announced a restructuring initiative with a goal of reducing annual operating costs by an estimated $10 million from the 2016 levels. This initiative included an organizational consolidation of management and oversight functions in order to streamline and better align the organization into more focused, efficient, and cost effective reporting relationships, and involved headcount reductions and office closures. This initiative was designed to return the Company to profitability and mitigate the substantial doubt that existed at December 31, 2016 about our ability to continue as a going concern, and considered both quantitative and qualitative information, including our financial position, liquid resources, and obligations due or anticipated within the next year.

The actions included closing our offices in Rochester, Minnesota, New York, New York, and Arlington, Virginia and impacted 20 employees, primarily located in these offices. As a result, included in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 are restructuring expenses totaling approximately $0.7 million, consisting of approximately $0.6 million in severance and related benefits, $19 thousand in facilities costs related to the termination of the Rochester, Minnesota lease obligation, and $11 thousand in other costs. We expect to incur an additional $0.4 million in additional restructuring charges in the second quarter of 2017 related to lease termination costs and ongoing facility obligations, as we cease use of additional facilities. The following is a reconciliation of the beginning and ending balances of our restructuring liability:

	Severance and Related Benefits	Facilities	Other	Total
Balance at January 1, 2017	$—	$—	$—	$—
Additions	643	19	11	674
Payments	(30)	(19)	(2)	(52)
Balance at March 31, 2017	$613	$—	$9	$622

While the substantial doubt about our ability to continue as a going concern continued to exist at March 31, 2017, we had $15.0 million in cash and no debt obligations at the end of the quarter. In addition, the actions taken in the first quarter of 2017 resulted in a decrease in operating expenses, excluding restructuring and asset impairment charges, of approximately $0.7 million and $1.5 million over the first quarter of 2017 and the fourth quarter of 2016, respectively. Consequently, we continue to believe that the combination of our current financial position, liquid resources, executive reorganization, and restructuring actions will return us to profitability by the end of 2017 and effectively mitigate the substantial doubt about our ability to continue as a going concern.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
(Unaudited)

NOTE 4. DISCONTINUED OPERATIONS

The loss on disposal of discontinued operations for the three months ended March 31, 2016 of $12 thousand consists of legal fees incurred for the settlement of an outstanding arbitration claim related to our pool products business, which we sold in November 2013. On March 18, 2016, we executed a settlement agreement for this claim and the funds held in escrow plus the interest earned on the account were released to the buyer. For additional information regarding the sale of our pool products business and the settlement of this arbitration claim, please refer to Note 3, “Discontinued Operations,” included under Item 8 of our 2016 Annual Report.

NOTE 5. INVENTORIES

Inventories are stated at the lower of standard cost (which approximates actual cost determined using the first-in, first-out cost method) or market, and consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Raw materials	$4,672	$5,049
Finished goods	9,527	10,016
Reserves for excess, obsolete, and slow moving inventories and valuation reserves	$(5,758)	$(5,596)
Inventories, net	$8,441	$9,469

NOTE 6. PROPERTY AND EQUIPMENT AND ASSETS HELD FOR SALE

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets and consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Equipment (useful life 3 to 15 years)	$1,825	$2,231
Tooling (useful life 2 to 5 years)	866	863
Vehicles (useful life 5 years)	86	39
Furniture and fixtures (useful life 5 years)	170	170
Computer software (useful life 3 years)	977	977
Leasehold improvements (the shorter of useful life or lease life)	262	256
Projects in progress	112	154
Property and equipment at cost	4,298	4,690
Less: accumulated depreciation	(2,537)	(2,365)
Property and equipment, net	$1,761	$2,325

Depreciation expense was $177 thousand and $151 thousand for the three months ended March 31, 2017 and 2016, respectively.

As of December 31, 2016, we recorded an impairment charge related to certain equipment that we were no longer using and adjusted the carrying value of this equipment to its estimated net realizable value of $410 thousand. During the first quarter of 2017, we began to seek out a buyer for this equipment, and as such, we reclassified the amount on our Condensed Consolidated Balance Sheets under the caption, “Assets held for sale” as of March 31, 2017.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
(Unaudited)

NOTE 7. INCOME TAXES

The components of the provision for income taxes are shown below for the periods presented (in thousands):

	Three months ended March 31,
	2017	2016
Current:
U.S. federal	$—	$—
State	—	11
Provision for income taxes	$—	$11

As a result of the operating loss incurred during the three months ended March 31, 2017, and after the application of the annual limitation set forth under Section 382 of the Internal Revenue Code (“IRC”), it was not necessary to record a provision for U.S. federal income tax or various states income taxes. The expense recorded for the three months ended March 31, 2016, represents the adjustment of the 2015 provision to the actual tax on the 2015 returns.

At March 31, 2017 and December 31, 2016, we had a full valuation allowance recorded against our deferred tax assets. The valuation allowance was recorded due to uncertainties related to our ability to realize the deferred tax assets, primarily consisting of certain net operating loss carry-forwards. The valuation allowance is based on management’s estimates of taxable income by jurisdiction and the periods over which the deferred tax assets will be recoverable.

At December 31, 2016, we had a net operating loss carry-forward of approximately $79.8 million for U.S. federal, state, and local income tax purposes. However, due to changes in our capital structure, approximately $25.4 million of the net operating loss carry-forward is available to offset future taxable income, and after the application of the limitations found under Section 382 of the IRC, we only expect to have approximately $18.5 million of this amount available for use in 2017. If not used, these carry-forwards will begin to expire in 2021 for federal and in 2021 or sooner for state and local purposes. For a full discussion of the estimated restrictions on our utilization of net operating loss carry-forwards, please refer to Note 10, “Income Taxes,” included under Item 8 of our 2016 Annual Report.

NOTE 8. STOCKHOLDERS’ EQUITY

Warrants

A summary of warrant activity for the three months ended March 31, 2017 is presented as follows:

	Warrants Outstanding	Weighted Average Exercise Price During Period
Balance at December 31, 2016	6,750	$4.30
Exercised	—	—
Canceled/forfeited	(6,750)	4.30
Expired	—	—
Balance at March 31, 2017	—	$4.30

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
(Unaudited)

Stock-based compensation

Stock-based compensation expense is attributable to stock options and restricted stock unit awards. For all stock-based awards, we recognize expense using a straight-line amortization method.

The following table summarizes stock-based compensation expense and the impact it had on operations for the periods presented (in thousands):

	Three months ended March 31,
	2017	2016
Cost of sales	$18	$14
Product development	13	16
Selling, general, and administrative	176	226
Total stock-based compensation	$207	$256

The table above excludes $0.3 million in stock-based compensation expense from prior periods that was reversed and included as a reduction to restructuring expenses due to the workforce reduction associated with our restructuring actions in the first quarter of 2017.

Total unearned stock-based compensation was $1.1 million at March 31, 2017, compared to $2.2 million at March 31, 2016. These costs will be charged to expense and amortized on a straight-line basis in future periods. The weighted average period over which the unearned compensation at March 31, 2017 is expected to be recognized is approximately 2.3 years.

Stock options

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. Estimates utilized in the calculation include the expected life of the option, risk-free interest rate, and expected volatility, and are further comparatively detailed as follows:

	Three months ended March 31,
	2017	2016
Fair value of options issued	$2.79	$5.59
Exercise price	$3.71	$7.42
Expected life of options (in years)	5.8	5.8
Risk-free interest rate	2.1%	1.6%
Expected volatility	92.2%	93.3%
Dividend yield	0.0%	0.0%

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
(Unaudited)

A summary of option activity under all plans for the three months ended March 31, 2017 is presented as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)
Balance at December 31, 2016	530,734	$7.48
Granted	151,963	3.71
Exercised	(33,300)	2.30
Canceled/forfeited	(169,995)	6.05
Expired	—	—
Balance at March 31, 2017	479,402	$7.15	6.9

Vested and expected to vest at March 31, 2017	451,173	$7.37	6.7

Exercisable at March 31, 2017	359,116	$8.24	5.9

Restricted stock units

A summary of restricted stock unit activity under all plans for the three months ended March 31, 2017 is presented as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in years)
Balance at December 31, 2016	250,115	$6.34
Granted	252,802	3.48
Released	(42,620)	6.00
Canceled/forfeited	(123,937)	6.30
Balance at March 31, 2017	336,360	$4.24	3.3

NOTE 9. COMMITMENTS AND CONTINGENCIES

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes thereto, included under Item 1 of this Quarterly Report, as well as the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included under Item 7 of our 2016 Annual Report.

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

The sale cycles for our commercial target markets typically span several months and our financial results continue to be subject to the fluctuations in the timing, pace, and size of commercial projects. As a result of these quarterly fluctuations in order timing, net sales of our commercial products declined by approximately 33 percent for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.

Our military maritime sales also declined by approximately 73 percent for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. Our exclusive distributor agreement with Atlantic Diving Supply, Inc. (“ADS”), a distributor for the U.S. Navy, ended on March 31, 2017. The last minimum quarterly order commitment under this agreement occurred in December 2016, and we continued to receive less significant orders under the agreement during the first quarter. We are currently evaluating all sales channels within the military maritime market to broaden our sales opportunities. In addition, new product sales accounted for approximately $1.0 million, or 24%, of net sales in the first quarter of 2017 and exceeded total new product sales for the full year 2016.

Given the decline in our military maritime business and the timing uncertainty of commercial sales growth, we implemented a restructuring initiative during the first quarter of 2017 with a goal of reducing our annual operating costs by an estimated $10 million from 2016 levels. This initiative included an organizational consolidation of management and oversight functions in order to streamline and better align the organization into more focused, efficient, and cost effective reporting relationships, and involved headcount reductions of approximately 15 percent and office closures and consolidation. This initiative was designed to return the Company to profitability and mitigate the substantial doubt that existed at December 31, 2016 about our ability to continue as a going concern.

The restructuring actions included closing our offices in Rochester, Minnesota, New York, New York, and Arlington, Virginia and impacted 20 employees, primarily located in these offices. As a result, we recorded restructuring expenses totaling approximately $0.7 million during the three months ended March 31, 2017. We expect to incur an additional $0.4 million in additional restructuring charges in the second quarter of 2017 related to lease termination costs and ongoing facility obligations.

While the substantial doubt about our ability to continue as a going concern continued to exist at March 31, 2017, we had $15.0 million in cash and no debt obligations at the end of the quarter. In addition, the actions taken in the first quarter of 2017 resulted in a decrease in operating expenses of approximately $0.7 million and $1.5 million over the first quarter of 2016 and the fourth quarter of 2016, respectively. Consequently, we continue to believe that the combination of our current financial position, liquid resources, executive reorganization, and restructuring actions will return us to profitability by the end of 2017 and effectively mitigate the substantial doubt about our ability to continue as a going concern.

Results of operations

The following table sets forth items in our Condensed Consolidated Statements of Operations as a percentage of net sales for the periods indicated:

	Three months ended March 31,
	2017	2016
Net sales	100.0%	100.0%
Cost of sales	86.3	62.7
Gross profit	13.7	37.3

Operating expenses:
Product development	18.8	9.5
Selling, general, and administrative	88.4	51.2
Restructuring	16.4	—
Total operating expenses	123.6	60.7
Loss from operations	(109.9)	(23.4)

Other expenses (income):
Other expenses (income)	0.2	—

Loss from continuing operations before income taxes	(110.1)	(23.4)
Provision for income taxes	—	0.1
Loss from continuing operations	(110.1)	(23.5)

Discontinued operations:
Loss on disposal of discontinued operations	—	(0.1)
Loss on disposal of discontinued operations	—	(0.1)

Net loss	(110.1)%	(23.6)%

Net sales

A further breakdown of our net sales is presented in the following table (in thousands):

	Three months ended March 31,
	2017	2016
Commercial products	$3,079	$4,603
Military maritime products	1,027	3,822
Total net sales	$4,106	$8,425

Net sales of $4.1 million for the first quarter of 2017 decreased 51.3 percent compared to the first quarter of 2016 due to lower sales across all our product lines. Net sales of our commercial products decreased 33.1 percent compared to the first quarter of 2016, reflecting the long lead time cycles of our commercial sales opportunities. First quarter 2016 commercial sales of $4.6 million represented the highest level of quarterly commercial sales during 2016 and included approximately $1.6 million of non-recurring lighting projects through our energy service company, or ESCO, partners. Net sales of our military maritime products decreased 73.1 percent, primarily due to the expiration of our exclusive distributor agreement with ADS as discussed above.

Gross profit

Gross profit was $0.6 million, or 13.7 percent of net sales, for the first quarter of 2017, compared to $3.1 million, or 37.3 percent of net sales for the first quarter of 2016. The decrease in gross profit was due primarily to lower sales and product mix. The decrease in gross profit as a percentage of sales is primarily the result of lower volumes, unfavorably impacting our manufacturing and overhead absorption, and product mix, as the military maritime products sold in the first quarter of 2016 generally had a higher standard gross margin. In addition, we increased inventory reserves as we continue to evaluate potential excess inventory levels.

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

Total gross and net product development spending, including revenues and credits from government contracts, is presented in the following table (in thousands):

	Three months ended March 31,
	2017	2016
Gross product development expenses	$771	$897
Cost recovery and other credits	—	(93)
Net product development expenses	$771	$804

Gross product development expenses were $771 thousand for the first quarter of 2017, a $126 thousand decrease compared to the first quarter of 2016. The decrease was primarily a result of lower product testing and related fees of $103 thousand due to the timing of new product introductions in 2017 as compared to 2016, and lower travel and related expenses of $22 thousand.

Selling, general and administrative

Selling, general and administrative expenses were $3.6 million for the first quarter of 2017, compared to $4.3 million for the first quarter of 2016. The decrease in selling, general and administrative expenses is the direct result of our restructuring initiatives to reduce operating expenses. Accordingly, we experienced decreases in salaries and related benefits of $546 thousand, consulting costs of $123 thousand and travel and related expenses of $75 thousand. For the three months ended March 31, 2017, sales commissions decreased approximately $108 thousand compared to the three months ended March 31, 2016. This decrease was primarily due to the lower military maritime product sales in the first quarter of 2017 compared to the first quarter of 2016. In addition, in November 2016, we terminated the agreement with the outside sales representative we were using for sales to the U.S. Navy since October 2015. Partially offsetting these decreases were increases in depreciation expense of $81 thousand primarily for enterprise resource planning (“ERP”) system modules and functionalities installed in prior periods and $41 thousand in trade show and other marketing costs, primarily due to the timing of trade shows and related expenses during the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Restructuring

In the first quarter of 2017, we announced a restructuring initiative with a goal of reducing our annual operating costs by an estimated $10 million from 2016 levels. This initiative included an organizational consolidation of management and oversight functions in order to streamline and better align the organization into more focused, efficient, and cost effective reporting relationships, and involved headcount reductions of approximately 15 percent and office closures. This initiative was designed to return the Company to profitability and mitigate the substantial doubt that existed at December 31, 2016 about our ability to continue as a going concern, and considered both quantitative and qualitative information, including our financial position, liquid resources, and obligations due or anticipated within the next year.

The actions included closing our offices in Rochester, Minnesota, New York, New York, and Arlington, Virginia and impacted 20 employees, primarily located in these offices. As a result, we recorded restructuring expenses totaling approximately $0.7 million during the three months ended March 31, 2017, comprised of approximately $0.6 million for severance and related benefits, $19 thousand for the termination of the Rochester, Minnesota lease obligation, and $11 thousand for other costs. We expect to incur an additional $0.4 million in additional restructuring charges in the second quarter of 2017 related to lease termination costs and ongoing facility obligations, as we cease use of additional facilities.

While the substantial doubt about our ability to continue as a going concern continued to exist at March 31, 2017, we had $15.0 million in cash and no debt obligations at the end of the quarter. In addition, the actions taken in the first quarter of 2017 resulted in a decrease in operating expenses, excluding restructuring and asset impairment charges. of approximately $0.7 million and $1.5 million over the first quarter of 2016 and the fourth quarter of 2016, respectively. Consequently, we continue to believe that the combination of our current financial position, liquid resources, executive reorganization, and restructuring actions will return us to profitability by the end of 2017 and effectively mitigate the substantial doubt about our ability to continue as a going concern.

Other income and expenses

Other expenses were $7 thousand for the first quarter of 2017, compared to other income of $3 thousand for the first quarter of 2016. The expenses for the three months ended March 31, 2017 primarily consisted of losses on the disposal of fixed assets partially offset by interest income on our cash balances. The income for the three months ended March 31, 2016 primarily consisted of interest income on our cash balances.

Provision for (benefit from) income taxes

Due to the operating losses incurred during the three months ended March 31, 2017 and after application of the annual limitation set forth under Section 382 of the IRC, it was not necessary to record a provision for U.S. federal income tax or various states income taxes. The expense recorded for the three months ended March 31, 2016, represents the adjustment of the 2015 provision to the actual tax on the 2015 returns.

Net (loss) income

For the three months ended March 31, 2017, net loss was $4.5 million, compared to net loss of $2.0 million for the three months ended March 31, 2016. Lower net sales and changes in product mix in the first quarter of 2017, as well as the restructuring costs incurred contributed to the difference in operating results.

Financial condition

While we had cash and cash equivalents of $15.0 million at March 31, 2017 and no debt, we have historically incurred substantial losses, and as of March 31, 2017, we had an accumulated deficit of $101.5 million. Additionally, three customers accounted for approximately 46 percent of net sales for the three months ended March 31, 2017, and three customers accounted for approximately 51 percent for the three months ended March 31, 2016.

In order for us to operate our business profitably, we will need to continue to develop new technologies into sustainable product lines that allow us to effectively compete to expand our customer base, execute our marketing and sales plans for our energy-efficient LED lighting products, and continue to improve our supply chain and organizational structure. The restructuring and cost cutting initiatives implemented during the first quarter of 2017 were designed to allow us to effectively execute this strategy.

There is a risk that our efforts may not be as successful as we envision, as we focus on expanding our customer base and growing net sales from commercial customers in our targeted vertical markets. Additionally, while we remain dedicated to serving the U.S. Navy, new competition may prevent us from securing sales at our historic levels. If our operations do not achieve, or we experience an unanticipated delay in achieving, our intended level of profitability, we may require additional funding.

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

If we fail to generate cash to grow our business, we would need to delay or scale back our business plan and further reduce our operating costs or headcount, each of which could have a material adverse effect on our business, future prospects, and financial condition.

Liquidity and capital resources
Cash and cash equivalents
At March 31, 2017, our cash and cash equivalents balance was approximately $15.0 million, compared to approximately $16.6 million at December 31, 2016. The balance at March 31, 2017 and December 31, 2016 included restricted cash of $342 thousand for a letter of credit requirement under our New York office lease obligation.

The following summarizes cash flows from operating, investing, and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows (in thousands):

	Three months ended March 31,
	2017	2016
Net cash used in operating activities	$(1,645)	$(4,198)

Net cash used in investing activities	$(29)	$(311)

Net cash provided by financing activities	$30	$14

Net cash used in operating activities

Net cash used in operating activities was $1.6 million for the three months ended March 31, 2017, and resulted primarily from the net loss incurred of $4.5 million, adjusted for non-cash items, including: depreciation, stock-based compensation, and provisions for inventory and warranty reserves; and working capital changes. In the first quarter of 2017 trade accounts receivable decreased, as we received the cash for shipments made in December 2016. In addition, in the first quarter of 2017, inventory balances decreased, as we sold product on-hand and trade accounts payable were lower, as we paid for purchases made in 2016 and reduced our inventory purchases to coincide with the current level of sales. Net cash used in operating activities was $4.2 million for the three months ended March 31, 2016, and resulted from the net loss incurred of $2.0 million, as well as, increased inventory balances, lower accounts payable balances principally related to inventory purchases, and lower accrued sales commissions and incentives, as amounts accrued at December 31, 2015 were paid in the first quarter of 2016. These increases were offset by lower trade accounts receivable at March 31, 2016. As a result of the timing of shipments in December 2015, the cash was not received until the first quarter of 2016.

Net cash used in investing activities

Net cash used in investing activities was $29 thousand for the three months ended March 31, 2017, and resulted primarily from the purchase of software and equipment to support our production operations. Net cash used in investing activities was $311 thousand for the three months ended March 31, 2016, and resulted primarily from acquisitions of computer equipment and software and additional modules and functionality of our ERP system.

Net cash provided by financing activities

Net cash provided by financing activities was $30 thousand and $14 thousand for the three months ended March 31, 2017 and 2016, respectively. Net cash provided by financing activities for the three months ended March 31, 2017 resulted from the proceeds received for the exercise of stock options and employee stock purchase plan purchases, partially offset by the effect of issuing and immediately repurchasing our stock for employee tax withholding related to restricted stock unit vestings. Net cash provided by financing activities for the three months ended March 31, 2016 resulted from the proceeds received for the exercise of stock options and employee stock purchase plan purchases.

Contractual obligations

In conjunction with our restructuring and cost cutting initiatives we evaluated opportunities to either terminate or renegotiate the contractual lease obligations for our Rochester, Minnesota, New York, New York, and Arlington, Virginia office locations. During the first quarter of 2017, we terminated the Rochester, Minnesota lease obligation for a payment of $19 thousand. We are currently in negotiations with a subtenant for the Arlington, Virginia office lease and have been actively marketing the New York office location to prospective subtenants. We expect these subleases to be at or near current market conditions for similar office rental properties, however, as of March 31, 2017, we had not completely vacated these premises and therefore, had not yet recorded an accrual to recognize the current value of our remaining obligations on these leases after consideration of the anticipated subleases. During the second quarter of 2017, we expect to incur additional restructuring expenses of approximately $437 thousand related to the New York, New York and Arlington, Virginia leases.

Critical accounting policies

There have been no material changes to our critical accounting policies as compared to those included in our 2016 Annual Report.

Certain risks and concentrations

We had certain customers whose net sales individually represented 10 percent or more of our total net sales, or whose net trade accounts receivable balance individually represented 10 percent or more of our total net trade accounts receivable, as follows:

For the three months ended March 31, 2017, one of the largest global healthcare systems located in Northeast Ohio accounted for approximately 22 percent of net sales. In addition, Atlantic Diving Supply, Inc. (“ADS”), a distributor for the U.S. Navy, and Huntington Ingalls, Incorporated, a shipbuilder for the U.S. Navy, accounted for approximately 14 percent and 10 percent of net sales, respectively, and together comprised total sales of products for the U.S. Navy of approximately 24 percent of net sales for the three months ended March 31, 2017. Our exclusive distributor agreement with ADS ended on March 31, 2017 and we are currently evaluating all sales channels within the military maritime market to broaden our sales opportunities. For the three months ended March 31, 2016, DFAS Columbus accounted for approximately 20 percent of net sales and ADS accounted for approximately 19 percent of net sales, and together they comprised sales of products for the U.S. Navy totaling approximately 39 percent of net sales.

At March 31, 2017, one of the largest global healthcare systems located in Northeast Ohio accounted for approximately 18 percent of net accounts receivable. In addition, ADS and Huntington Ingalls, Incorporated, a shipbuilder for the U.S. Navy, accounted for approximately 18 percent and 15 percent of net trade accounts receivable, respectively. At December 31, 2016, ADS accounted for approximately 63 percent of net trade accounts receivable.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Interim Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective as of March 31, 2017.

(b) Changes in internal control over financial reporting

There has been no material change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors, as compared to those described in our 2016 Annual Report.

ITEM 6. EXHIBITS

The information required by this Item is set forth on the Exhibit Index that follows the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY FOCUS, INC.

Date:	May 4, 2017	By:	/s/ Theodore L. Tewksbury III
Theodore L. Tewksbury III
Chairman, Chief Executive Officer and President

By:	/s/ Michael H. Port
Michael H. Port
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Documents

3.1	Certificate of Incorporation of Energy Focus, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 13, 2013).

3.2
Certificate of Amendment to the Certificate of Incorporation of Energy Focus, Inc. filed with the Secretary of State of the State of Delaware on July 16, 2014 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 16, 2014).

3.3
Certificate of Amendment to the Certificate of Incorporation of Energy Focus, Inc. filed with the Secretary of State of the State of Delaware on July 24, 2015 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 27, 2015).

10.1	Change in Control Benefit Plan Participation Agreement dated March 21, 2017 between Michael H. Port and Energy Focus, Inc. (filed with this Report).

10.2	Energy Focus, Inc. Executive Bonus Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 17, 2017).

10.3
Chairman, Chief Executive Officer and President Offer Letter dated February 19, 2017 between Theodore L. Tewksbury III and Energy Focus, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 21, 2017).

10.4	Change in Control Plan and Form of Participation Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 21, 2017).

10.5
Change in Control Benefit Plan Participation Agreement dated February 19, 2017 between Bradley B. White and Energy Focus, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on February 21, 2017).

10.6
Separation Agreement and Release dated February 18, 2017 between James Tu and Energy Focus, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on February 21, 2017).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101
The following financial information from our Quarterly Report for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2017 and 2016, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2017, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and (vi) the Notes to Condensed Consolidated Financial Statements.

*
Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.