Form 10-Q
period 2017-06-30
ENERGY FOCUS, INC/DE
filed 2017-08-09
CIK 924168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of August 7, 2017 was 11,855,177.

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

ITEM 1. FINANCIAL STATEMENTS
ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$13,487	$16,629
Trade accounts receivable, less allowances of $89 and $236, respectively	3,460	5,640
Inventories, net	7,901	9,469
Prepaid and other current assets	1,004	882
Assets held for sale	410	—
Total current assets	26,262	32,620

Property and equipment, net	1,507	2,325
Other assets	33	33
Total assets	$27,802	$34,978

LIABILITIES
Current liabilities:
Accounts payable	$3,170	$3,257
Accrued liabilities	206	107
Accrued legal and professional fees	179	63
Accrued payroll and related benefits	254	522
Accrued sales commissions	69	325
Accrued severance	10	328
Accrued restructuring	617	—
Accrued warranty reserve	179	331
Deferred revenue	18	—
Total current liabilities	4,702	4,933

Other liabilities	577	107
Total liabilities	5,279	5,040

STOCKHOLDERS' EQUITY
Preferred stock, par value $0.0001 per share:
Authorized: 2,000,000 shares in 2017 and 2016
Issued and outstanding: no shares in 2017 and 2016	—	—
Common stock, par value $0.0001 per share:
Authorized: 30,000,000 shares in 2017 and 2016
Issued and outstanding: 11,855,177 at June 30, 2017 and 11,710,549 at December 31, 2016	1	1
Additional paid-in capital	127,094	126,875
Accumulated other comprehensive income (loss)	1	(1)
Accumulated deficit	(104,573)	(96,937)
Total stockholders' equity	22,523	29,938
Total liabilities and stockholders' equity	$27,802	$34,978

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net sales	$6,011	$7,126	$10,117	$15,551
Cost of sales	4,510	4,604	8,055	9,884
Gross profit	1,501	2,522	2,062	5,667

Operating expenses:
Product development	763	854	1,534	1,658
Selling, general, and administrative	2,778	5,590	6,409	9,900
Restructuring	1,060	—	1,734	—
Total operating expenses	4,601	6,444	9,677	11,558
Loss from operations	(3,100)	(3,922)	(7,615)	(5,891)

Other expenses (income):
Other expenses (income)	14	(6)	21	(9)

Loss from continuing operations before income taxes	(3,114)	(3,916)	(7,636)	(5,882)
Provision for income taxes	—	—	—	11
Loss from continuing operations	(3,114)	(3,916)	(7,636)	(5,893)

Discontinued operations:
Loss on disposal of discontinued operations	—	—	—	(12)
Loss from discontinued operations	—	—	—	(12)

Net loss	$(3,114)	$(3,916)	$(7,636)	$(5,905)

Net loss per share - basic:
From continuing operations	$(0.26)	$(0.34)	$(0.65)	$(0.51)
From discontinued operations	—	—	—	—
Net loss per share - basic:	$(0.26)	$(0.34)	$(0.65)	$(0.51)

Net loss per share - diluted:
From continuing operations	$(0.26)	$(0.34)	$(0.65)	$(0.51)
From discontinued operations	—	—	—	—
Net loss per share - diluted:	$(0.26)	$(0.34)	$(0.65)	$(0.51)

Weighted average shares used in computing net loss per share:
Basic	11,791	11,657	11,755	11,653
Diluted	11,791	11,657	11,755	11,653

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net loss	$(3,114)	$(3,916)	$(7,636)	$(5,905)

Other comprehensive income:
Foreign currency translation adjustments	(3)	—	2	1
Comprehensive loss	$(3,117)	$(3,916)	$(7,634)	$(5,904)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount

Balance at December 31, 2016	11,711	$1	$126,875	$(1)	$(96,937)	$29,938

Issuance of common stock under employee stock option and stock purchase plans	159		105			105
Common stock withheld in lieu of income tax withholding on vesting of restricted stock units	(15)		(49)			(49)
Stock-based compensation			433			433
Stock-based compensation reversal			(270)			(270)
Foreign currency translation adjustment				2		2
Net loss from continuing operations for the six months ended June 30, 2017					(7,636)	(7,636)

Balance at June 30, 2017	11,855	$1	$127,094	$1	$(104,573)	$22,523

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six months ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(7,636)	$(5,905)
Loss from discontinued operations	—	(12)
Loss from continuing operations	(7,636)	(5,893)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	348	336
Stock-based compensation	433	640
Stock-based compensation reversal	(270)	—
Provision for doubtful accounts receivable	1	(29)
Provision for slow-moving and obsolete inventories and valuation reserves	(271)	167
Provision for warranties	44	46
Loss on dispositions of property and equipment	104	1
Changes in operating assets and liabilities:
Accounts Receivable	2,180	4,952
Inventories	1,839	(7,029)
Prepaid and other assets	(122)	(955)
Accounts payable	(175)	176
Accrued and other liabilities	359	(595)
Deferred revenue	18	(26)
Total adjustments	4,488	(2,316)
Net cash used in operating activities	(3,148)	(8,209)

Cash flows from investing activities:
Acquisitions of property and equipment	(115)	(1,047)
Proceeds from the sale of property and equipment	72	—
Net cash used in investing activities	(43)	(1,047)

Cash flows from financing activities:
Proceeds from exercises of stock options and employee stock purchase plan purchases	106	386
Common stock withheld in lieu of income tax withholding on vesting of restricted stock units	(50)	—
Common stock withheld to satisfy exercise price and income tax withholding on option exercises	—	(309)
Net cash provided by financing activities	56	77

Effect of exchange rate changes on cash	(7)	(8)

Net cash used in continuing operations	(3,142)	(9,187)

The accompanying notes are an integral part of these condensed consolidated financial statements.
(continued on the following page)

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six months ended June 30,
	2017	2016

Cash flows of discontinued operations:
Operating cash flows, net	—	(12)
Net cash used in discontinued operations	—	(12)

Net decrease in cash and cash equivalents	(3,142)	(9,199)
Cash and cash equivalents, beginning of period	16,629	34,640
Cash and cash equivalents, end of period	$13,487	$25,441

Classification of cash and cash equivalents:
Cash and cash equivalents	$13,145	$25,099
Restricted cash held	342	342
Cash and cash equivalents, end of period	$13,487	$25,441

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(Unaudited)

NOTE 1. NATURE OF OPERATIONS

Energy Focus, Inc. and its subsidiary engage in the design, development, manufacturing, marketing, and sale of energy-efficient lighting systems. We operate in a single industry segment, developing and selling our energy-efficient light-emitting diode (“LED”) lighting products into the general commercial, industrial and military maritime markets. Recently, we have aligned our resources and focused our efforts on the sale of our LED lighting products, in particular our commercial and military tubular LED (“TLED”) lines of products, into targeted vertical markets. Our goal is to become a trusted leader in the LED lighting retrofit market by replacing fluorescent lamps in institutional buildings and high-intensity discharge (“HID”) lighting in low-bay and high-bay applications with our innovative, high-quality TLED products.

Product development is a key focus for us. Our product development team, including our team located at our product development center in Taipei, Taiwan, is dedicated to developing and designing leading-edge technology LED lighting products.

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

We have prepared the accompanying financial data for the three and six months ended June 30, 2017 and 2016 pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The accompanying financial data and information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Annual Report”). The Condensed Consolidated Balance Sheet as of December 31, 2016 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

In the opinion of management, the accompanying financial statements contain all normal and recurring adjustments necessary to present fairly our Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016, Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2017 and 2016, Condensed Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2017, and Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016.

During the quarter ended June 30, 2016, we recorded an adjustment to reduce revenue by $814 thousand to reflect the return of products and related discounts on the sales of products sold during the fourth quarter of 2015 and the first quarter of 2016. This adjustment also reduced cost of sales by $221 thousand and increased the net loss by $593 thousand.

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

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(Unaudited)

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

For the three months ended June 30, 2017, one of the largest global healthcare systems located in Northeast Ohio accounted for approximately 11 percent of net sales. While the last contractually required stocking commitment under our exclusive distributor agreement with Atlantic Diving Supply, Inc. (“ADS”), a distributor for the U.S. Navy, was fulfilled in December 2016, sales to ADS accounted for approximately 11 percent of net sales, and when combined with non-exclusive sales to other distributors, sales of products for the U.S. Navy comprised approximately 12 percent of net sales for the three months ended June 30, 2017. For the three months ended June 30, 2016, ADS accounted for approximately 36 percent of net sales and the healthcare system located in Northeast Ohio accounted for approximately 11 percent of net sales.

For the six months ended June 30, 2017, the healthcare system located in Northeast Ohio accounted for approximately 15 percent of net sales. While the last contractually required stocking commitment under our exclusive distributor agreement with ADS was fulfilled in December 2016, sales to ADS accounted for approximately 12 percent of net sales, and when combined with non-exclusive sales to other distributors, sales of products for the U.S. Navy comprised approximately 17 percent of net sales for the six months ended June 30, 2017. For the six months ended June 30, 2016, sales directly to the U.S. Department of Defense accounted for approximately 11 percent of net sales and sales to ADS accounted for approximately 27 percent of net sales, representing sales of products for the U.S. Navy of approximately 38 percent of net sales. In addition, the healthcare system located in Northeast Ohio accounted for approximately 11 percent of net sales for the six months ended June 30, 2016.

Our exclusive distributor agreement with ADS ended on March 31, 2017 and we are currently evaluating all sales channels within the military maritime market to broaden our sales opportunities.

Due to the nature and timing of end user retrofit projects, two energy services contracting companies accounted for approximately 17 percent and approximately 12 percent of net trade accounts receivable, respectively, at June 30, 2017. At December 31, 2016, ADS and one of the largest global healthcare systems located in Northeast Ohio accounted for approximately 63 percent and approximately 10 percent of net trade accounts receivable, respectively.

Recent accounting pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, Compensation—Stock Compensation: Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award would require an entity to apply modification accounting. This standard is effective for fiscal years beginning after December 15, 2017. We are in the process of evaluating the impact of the standard.

In November, 2016, the FASB issued ASU No. 2016-18, Restricted Cash, which requires entities to show the changes in the total of cash, cash equivalents, restricted cash, and restricted cash equivalents in the statement of cash flow. This standard is

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(Unaudited)

effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The new standard must be adopted retrospectively. We are in the process of evaluating the impact of the standard.

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

In May 2014, the FASB issued No. ASU 2014-09, Revenue from Contracts with Customers (Topic 606), as amended by ASU 2015-14, 2016-08, 2016-10, 2016-12, and 2016-20, which is a comprehensive revenue recognition standard which supersedes nearly all of the existing revenue recognition guidance under U.S. GAAP. This standard requires an entity to recognize revenue when it transfers promised goods or services to customers in amounts that reflect the consideration the entity expects for receive in exchange for those goods or services. Entities will need to use more judgments and estimates than under the current guidance, including estimating the amount of variable revenue to recognize for each performance obligation. Additional disclosures regarding the nature, amount, and timing of revenues and cash flows from contracts will also be required. This ASU is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period, using either a full retrospective or a modified retrospective approach. We will adopt the standard on January 1, 2018, as required. We continue to evaluate the transition method we will use and the impact the guidance in this ASU will have on our disclosures. At this time, we do not expect the guidance to have a significant impact on our consolidated results of operations, cash flows, or financial position, as our revenue arrangements generally consist of a single performance obligation to transfer promised goods.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
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

As a result of the net loss we incurred for the three and six months ended June 30, 2017, approximately 64 thousand and 99 thousand potentially dilutive equity awards, respectively, were excluded from the net loss per share calculation, as their inclusion would have been anti-dilutive. As a result of the net loss we incurred for the three and six months ended June 30, 2016, approximately 146 thousand and 183 thousand potentially dilutive equity awards, respectively, were excluded from the net loss per share calculation, as their inclusion would have been anti-dilutive. Therefore, for the three and six months ended June 30, 2017 and 2016, the basic weighted average shares outstanding were used in calculating diluted loss per share.

The following is a reconciliation of the numerator and denominator of the basic and diluted net loss per share computations for the periods presented below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Numerator:
Loss from continuing operations	$(3,114)	$(3,916)	$(7,636)	$(5,893)
Loss from discontinued operations	—	—	—	(12)
Net loss	$(3,114)	$(3,916)	$(7,636)	$(5,905)

Denominator:
Basic weighted average common shares outstanding	11,791	11,657	11,755	11,653
Potential common shares from equity awards and warrants	—	—	—	—
Diluted weighted average shares	11,791	11,657	11,755	11,653

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(Unaudited)

Product warranties

Through March 31, 2016, we warranted finished goods against defects in material and workmanship under normal use and service for periods generally between one and five years. Beginning April 1, 2016, we warrant our commercial LED tubes, globes, and troffer luminaires for a period of ten years. Warranty settlement costs consist of actual amounts expensed for warranty, which are largely a result of the cost of replacement products provided to our customers. A liability for the estimated future costs under product warranties is maintained for products outstanding under warranty based on the actual claims incurred to date and the estimated nature, frequency, and costs of future claims. These estimates are inherently uncertain and changes to our historical or projected experience may cause material changes to our warranty reserves in the future. We continuously review the assumptions related to the adequacy of our warranty reserve, including product failure rates, and make adjustments to the existing warranty liability when there are changes to these estimates or the underlying replacement product costs, or the warranty period expires. Extending the warranty did not have a material impact on our condensed consolidated financial statements in 2016 or for the three and six months ended June 30, 2017. The following table summarizes warranty activity for the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Balance at beginning of period	$258	$327	$331	$314
Accruals for warranties issued	17	30	44	46
Adjustments to existing warranties	(17)	(52)	(66)	(52)
Settlements made during the period (in kind)	(79)	(7)	(130)	(10)
Accrued warranty reserve	$179	$298	$179	$298

Geographic information

Approximately 98 percent of our long-lived fixed assets are located in the United States, with the remainder located in our product development center in Taiwan. Net sales attributable to customers outside the United States accounted for approximately one percent of our total net sales for each of the three months ended June 30, 2017 and 2016. Net sales attributable to customers outside the United States accounted for approximately one percent and three percent of our total net sales for the six months ended June 30, 2017 and 2016, respectively. The geographic location of our net sales is derived from the destination to which we ship the product.

NOTE 3. RESTRUCTURING

During the first quarter of 2017, we announced a restructuring initiative with a goal of significantly reducing annual operating costs from 2016 levels. The initiative included an organizational consolidation of management and oversight functions in order to streamline and better align the organization into more focused, efficient, and cost effective reporting relationships, and involved headcount reductions and office closures. This initiative was designed to return the Company to profitability and mitigate the substantial doubt that existed at December 31, 2016 about our ability to continue as a going concern. The restructuring actions taken in the first six months of 2017 resulted in a decrease in operating expenses, excluding restructuring and asset impairment charges, of approximately $2.9 million and $3.6 million over the second quarter and first six months of 2016, respectively.

The actions taken in the first quarter of 2017 included closing our offices in Rochester, Minnesota, New York, New York, and Arlington, Virginia and impacted 20 employees, primarily located in these offices. During the second quarter of 2017, we fully exited the New York and Arlington facilities and took additional actions to improve our operating efficiencies. These actions

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(Unaudited)

impacted an additional 17 production and administrative employees in our Solon location. As a result, included in the Condensed Consolidated Statements of Operations for the three months ended June 30, 2017 are restructuring expenses totaling approximately $1.1 million, consisting of approximately $0.9 million in facilities costs related to the remaining lease obligations for the former New York, New York and Arlington, Virginia offices, $0.1 million in severance and related benefits, and $0.1 million in other restructuring costs primarily related to fixed asset and prepaid expenses write-offs.

For the six months ended June 30, 2017, we recorded restructuring charges totaling approximately $1.7 million, consisting of approximately $0.9 million in facilities costs related to the termination of the Rochester lease obligations and the remaining lease obligations for the former New York and Arlington offices, $0.7 million in severance and related benefits, and $0.1 million in other restructuring costs primarily related to fixed asset and prepaid expenses write-offs.

Our restructuring liabilities consist of one-time termination costs for severance and benefits to former employees and ongoing costs related to long-term operating lease obligations. The recorded value of the termination severance and benefits to employees approximates fair value, as the remaining obligation is based on the arrangements made with the former employees, and these obligations will be completely satisfied in less than 12 months. The recorded value of the ongoing lease obligations is based on the remaining lease term and payment amount, net of estimated sublease income, discounted to present value. Changes in subsequent periods resulting from a revision to either the timing or the amount of estimated cash flows over the future period are measured using the credit adjusted, risk-free rate that was used to measure the restructuring liabilities initially. We estimated that we would receive a total of approximately $1.3 million in sublease payments to offset our remaining lease obligations of approximately $2.3 million. While we do not anticipate further major restructuring activities in the near future, we expect to incur an additional $0.1 million in additional restructuring charges over the life of the remaining lease obligations, which extend until June 2021. The following is a reconciliation of the beginning and ending balances of our restructuring liability:

	Severance and Related Benefits	Facilities	Other	Total
Balance at January 1, 2017	$—	$—	$—	$—
Additions	643	19	11	674
Payments	(30)	(19)	(2)	(52)
Balance at March 31, 2017	$613	$—	$9	$622
Additions	127	811	107	1,045
Accretion of lease obligations	—	15	—	15
Write-offs	—	9	(96)	(87)
Payments	(313)	(69)	(20)	(402)
Balance at June 30, 2017	$427	$767	$—	$1,194

While the substantial doubt about our ability to continue as a going concern continued to exist at June 30, 2017, we had $13.5 million in cash and no debt obligations at the end of the quarter. In addition, the restructuring actions taken in the first six months of 2017 resulted in a decrease in operating expenses, excluding restructuring and asset impairment charges, of approximately $2.9 million and $3.6 million over the second quarter and first six months of 2016, respectively. During the first quarter of 2017, we announced a restructuring initiative with the goal of reducing our operating costs by an estimated $10 million from 2016 levels.  The intent of the restructuring strategy was to maximize operating cost reductions without sacrificing either our new product pipeline or potential long-term revenue growth. During the second quarter of 2017, the first full quarter of our restructuring activities, we refined our cost savings estimates, and are now on track for a total cost reduction of approximately $8.0 million from the 2016 levels. Consequently, considering both quantitative and qualitative information, we continue to believe that the combination of our restructuring actions, current financial position, liquid resources, obligations due or anticipated within the next year, executive reorganization, and implementation of our sales channel strategy will return us to profitability in 2018 and effectively mitigates the substantial doubt about our ability to continue as a going concern.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(Unaudited)

NOTE 4. DISCONTINUED OPERATIONS

The loss on disposal of discontinued operations for the six months ended June 30, 2016 of $12 thousand consists of legal fees incurred for the settlement of an outstanding arbitration claim related to our pool products business, which we sold in November 2013. On March 18, 2016, we executed a settlement agreement for this claim and the funds held in escrow plus the interest earned on the account were released to the buyer. For additional information regarding the sale of our pool products business and the settlement of this arbitration claim, please refer to Note 3, “Discontinued Operations,” included under Item 8 of our 2016 Annual Report.

NOTE 5. INVENTORIES

Inventories are stated at the lower of standard cost (which approximates actual cost determined using the first-in, first-out cost method) or market, and consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Raw materials	$4,666	$5,049
Finished goods	8,560	10,016
Reserves for excess, obsolete, and slow moving inventories and valuation reserves	$(5,325)	$(5,596)
Inventories, net	$7,901	$9,469

NOTE 6. PROPERTY AND EQUIPMENT AND ASSETS HELD FOR SALE

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets and consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Equipment (useful life 3 to 15 years)	$1,755	$2,231
Tooling (useful life 2 to 5 years)	371	863
Vehicles (useful life 5 years)	86	39
Furniture and fixtures (useful life 5 years)	137	170
Computer software (useful life 3 years)	977	977
Leasehold improvements (the shorter of useful life or lease life)	201	256
Projects in progress	75	154
Property and equipment at cost	3,602	4,690
Less: accumulated depreciation	(2,095)	(2,365)
Property and equipment, net	$1,507	$2,325

Depreciation expense was $0.2 million for each of the three months ended June 30, 2017 and 2016. Depreciation expense was $0.3 million for each of the six months ended June 30, 2017 and 2016.

As of December 31, 2016, we recorded an impairment charge related to certain equipment that we were no longer using and adjusted the carrying value of this equipment to its estimated net realizable value of $0.4 million. During the first quarter of 2017, we began to seek out a buyer for this equipment, and as such, we reclassified the amount and continue to classify the amount on our Condensed Consolidated Balance Sheets under the caption, “Assets held for sale.”

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(Unaudited)

NOTE 7. INCOME TAXES

The components of the provision for income taxes are shown below for the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Current:
U.S. federal	$—	$—	$—	$—
State	—	—	—	11
Provision for income taxes	$—	$—	$—	$11

As a result of the operating loss incurred during the three and six months ended June 30, 2017 and the three months ended June 30, 2016, and after the application of the annual limitation set forth under Section 382 of the Internal Revenue Code (“IRC”), it was not necessary to record a provision for U.S. federal income tax or various states income taxes. The expense recorded for the six months ended June 30, 2016, represents the adjustment of the 2015 provision to the actual tax on the 2015 returns.

At June 30, 2017 and December 31, 2016, we had a full valuation allowance recorded against our deferred tax assets. The valuation allowance was recorded due to uncertainties related to our ability to realize the deferred tax assets, primarily consisting of certain net operating loss carry-forwards. The valuation allowance is based on management’s estimates of taxable income by jurisdiction and the periods over which the deferred tax assets will be recoverable.

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

NOTE 8. STOCKHOLDERS’ EQUITY

Warrants

A summary of warrant activity for the six months ended June 30, 2017 is presented as follows:

	Warrants Outstanding	Weighted Average Exercise Price During Period
Balance at December 31, 2016	6,750	$4.30
Exercised	—	—
Canceled/forfeited	(6,750)	4.30
Expired	—	—
Balance at June 30, 2017	—	$—

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(Unaudited)

Stock-based compensation

Stock-based compensation expense is attributable to stock options and restricted stock unit awards. For all stock-based awards, we recognize expense using a straight-line amortization method.

The following table summarizes stock-based compensation expense and the impact it had on operations for the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Cost of sales	$12	$10	$30	$24
Product development	16	20	29	36
Selling, general, and administrative	198	354	374	580
Total stock-based compensation	$226	$384	$433	$640

The table above excludes approximately $0.3 million in stock-based compensation expense from prior periods that was reversed and included as a reduction to restructuring expenses due to the workforce reduction associated with our restructuring actions in the first six months of 2017.

Total unearned stock-based compensation was $1.1 million at June 30, 2017, compared to $2.0 million at June 30, 2016. These costs will be charged to expense and amortized on a straight-line basis in future periods. The weighted average period over which the unearned compensation at June 30, 2017 is expected to be recognized is approximately 2.1 years.

Stock options

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. Estimates utilized in the calculation include the expected life of the option, risk-free interest rate, and expected volatility, and are further comparatively detailed as follows:

	Six months ended June 30,
	2017	2016
Fair value of options issued	$2.72	$5.59
Exercise price	$3.63	$7.42
Expected life of options (in years)	5.8	5.8
Risk-free interest rate	2.1%	1.6%
Expected volatility	91.9%	93.3%
Dividend yield	0.0%	0.0%

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(Unaudited)

A summary of option activity under all plans for the six months ended June 30, 2017 is presented as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)
Balance at December 31, 2016	530,734	$7.48
Granted	180,924	3.63
Exercised	(40,500)	2.30
Canceled/forfeited	(282,869)	5.49
Expired	(56,111)	10.65
Balance at June 30, 2017	332,178	$7.17	8.2

Vested and expected to vest at June 30, 2017	301,559	$7.55	8.0

Exercisable at June 30, 2017	186,253	$9.91	7.1

Restricted stock units

A summary of restricted stock unit activity under all plans for the six months ended June 30, 2017 is presented as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in years)
Balance at December 31, 2016	250,115	$6.34
Granted	367,502	3.20
Released	(113,956)	5.80
Canceled/forfeited	(150,355)	5.86
Balance at June 30, 2017	353,306	$3.45	3.2

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

Overview

Energy Focus, Inc. and its subsidiary engage in the design, development, manufacturing, marketing, and sale of energy-efficient lighting systems. We operate in a single industry segment, developing and selling our energy-efficient light-emitting diode (“LED”) lighting products into the general commercial, industrial, and military maritime markets. We have aligned our resources and focused our efforts on the sale of our LED lighting products, in particular our commercial and military tubular LED (“TLED”) lines of products, into targeted vertical markets of healthcare, education, industrial and manufacturing, national retail, government, and military maritime. Our goal is to become a leader in the LED lighting retrofit market by replacing fluorescent lamps in general purpose and high-intensity discharge (“HID”) lighting in low-bay and high-bay applications with our innovative, high-quality TLED products.

Net sales of our commercial products, as reported, increased by 56.9 percent for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. For the six months ended June 30, 2017, net sales of our commercial products increased by 4.5 percent as compared to the six months ended June 30, 2016. In addition, new product sales accounted for approximately $1.6 million, or 16 percent, of net sales in the first six months of 2017 and more than double the total new product sales for the full year 2016. While we experienced commercial sales growth in the second quarter and first half of 2017 compared to the same periods in 2016, the sale cycles for our commercial target markets typically span several months and our financial results continue to be subject to the fluctuations in the timing, pace, and size of commercial projects.

Our military maritime sales declined by 78.2 percent for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016. For the six months ended June 30, 2017, net sale of our military maritime products decreased by 75.7 percent as compared to the six months ended June 30, 2016. Overall demand for our military maritime products increased during the first half of 2017 compared to the first half of 2016, but our distributor for the U.S. Navy continues to satisfy that demand with inventory purchased during 2016 under an exclusive agreement that ended on March 31, 2017. We are currently evaluating all sales channels within the military maritime market to broaden our sale opportunities.

During the quarter ended June 30, 2016, we recorded an adjustment to reduce revenue by $814 thousand to reflect the return of products and related discounts on the sales of products sold during the fourth quarter of 2015 and the first quarter of 2016. This adjustment also reduced cost of sales by $221 thousand and increased the net loss by $593 thousand.

Given the decline in our military maritime business and the timing uncertainty of commercial sales growth, we implemented a restructuring initiative during the first quarter of 2017 with a goal of significantly reducing our annual operating costs from 2016 levels. This initiative was designed to return the Company to profitability and mitigate the substantial doubt that existed at December 31, 2016 about our ability to continue as a going concern. The restructuring initiative included an organizational consolidation of management and oversight functions in order to streamline and better align the organization into more focused, efficient, and cost effective reporting relationships, and involved headcount reductions of approximately 28 percent and office closures and consolidation.

The restructuring actions taken in the first quarter of 2017 included closing our offices in Rochester, Minnesota, New York, New York, and Arlington, Virginia and impacted 20 employees, primarily located in these offices. During the second quarter of 2017, we fully exited the New York and Arlington facilities and took additional actions to improve our operating efficiencies. These actions impacted an additional 17 production and administrative employees in our Solon location. As a result, we recorded additional restructuring expenses totaling approximately $1.1 million during the three months ended June 30, 2017, consisting of approximately $0.8 million in facilities costs related to the remaining lease obligations for the former New York and Arlington offices, $0.1 million in severance and related benefits, and $0.1 million in other restructuring costs primarily related to fixed asset and prepaid expenses write-offs.

For the six months ended June 30, 2017, we recorded restructuring charges totaling approximately $1.7 million, consisting of approximately $0.9 million in facilities costs related to the termination of lease obligations, $0.7 million in severance and related benefits, and $0.1 million in other restructuring costs related to fixed asset and prepaid expenses write-offs.

We estimated that we would receive a total of approximately $1.3 million in sublease payments to offset our remaining lease obligations of approximately $2.3 million. While we do not anticipate further major restructuring activities, we expect to incur an additional $0.1 million in additional restructuring charges over the life of the remaining lease obligations, which extend until June 2021.

While the substantial doubt about our ability to continue as a going concern continued to exist at June 30, 2017, we had $13.5 million in cash and no debt obligations at the end of the quarter. In addition, the restructuring actions in the first half of 2017 resulted in a decrease in operating expenses, excluding restructuring and asset impairment charges, of approximately $2.9 million and $3.6 million over the first quarter of 2016 and the first six months of 2016, respectively. During the second quarter of 2017, the first full quarter of our restructuring activities, we refined our cost savings estimates, and are now on track for a total cost reduction of approximately $8.0 million from the 2016 levels. Consequently, considering both quantitative and qualitative information, we continue to believe that the combination of our restructuring actions, current financial position, liquid resources, obligations due or anticipated within the next year, executive reorganization, and implementation of our sales channel strategy will return us to profitability in 2018 and effectively mitigates the substantial doubt about our ability to continue as a going concern.

Results of operations

The following table sets forth items in our Condensed Consolidated Statements of Operations as a percentage of net sales for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	75.0	64.6	79.6	63.6
Gross profit	25.0	35.4	20.4	36.4

Operating expenses:
Product development	12.7	12.0	15.2	10.7
Selling, general, and administrative	46.2	78.4	63.3	63.6
Restructuring	17.6	—	17.1	—
Total operating expenses	76.5	90.4	95.6	74.3
Loss from operations	(51.5)	(55.0)	(75.2)	(37.9)

Other expenses (income):
Other expenses (income)	0.2	(0.1)	0.2	(0.1)

Loss from continuing operations before income taxes	(51.7)	(54.9)	(75.4)	(37.8)
Provision for income taxes	—	—	—	0.1
Loss from continuing operations	(51.7)	(54.9)	(75.4)	(37.9)

Discontinued operations:
Loss on disposal of discontinued operations	—	—	—	(0.1)
Loss on disposal of discontinued operations	—	—	—	(0.1)

Net loss	(51.7)%	(54.9)%	(75.4)%	(38.0)%

Net sales

A further breakdown of our net sales is presented in the following table (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Commercial products (1)	$5,178	$3,301	$8,257	$7,904
Military maritime products	833	3,825	1,860	7,647
Total net sales	$6,011	$7,126	$10,117	$15,551

(1) Reflects the adjustment recorded during the second quarter of 2016 to reduce revenue by $814 thousand for product return and related sales credits.

Net sales of $6.0 million for the second quarter of 2017 decreased 15.6 percent compared to the second quarter of 2016 principally due to lower military maritime product sales, partially offset by an increase in commercial product sales. Net sales of our commercial products increased 56.9 percent compared to the second quarter of 2016, reflecting strengthening sales in our targeted vertical markets. Net sales of our military maritime products decreased 78.2 percent, primarily due to our distributor’s ability to satisfy U.S. Navy demand for our products out of their existing inventory, as discussed above.

Net sales of $10.1 million for the first half of 2017 decreased 34.9 percent compared to the first half of 2016. Net sales of our commercial products increased 4.5 percent, as the strength in the second quarter sales offset the weakness experienced in the first quarter 2017 commercial sales. Net sales of our military maritime products decreased 75.7 percent, primarily due to our distributor’s ability to satisfy U.S. Navy demand for our products out of their existing inventory, as discussed above.

Gross profit

Gross profit was $1.5 million, or 25.0 percent of net sales, for the second quarter of 2017, compared to $2.5 million, or 35.4 percent of net sales for the second quarter of 2016. The decrease in gross profit was due primarily to lower sales and product mix. The decrease in gross profit as a percentage of sales is primarily the result of lower volumes in 2017, unfavorably impacting our manufacturing and overhead absorption, and product mix, as the military maritime products sold in the second quarter of 2016 generally had a higher gross margin. Additionally, the Company’s margins were lower than expected as the average cost of inventory on hand was higher than expected due to quantities purchased in 2016 and purchase commitments for product received in early 2017 to satisfy anticipated demand which did not materialize. Based on anticipated demand, we expect to deplete this higher cost inventory during the remainder of 2017 and replace it with lower cost product.

Gross profit was $2.1 million, or 20.4 percent of net sales for the first half of 2017, compared to $5.7 million, or 36.4 percent of net sales for the first half of 2016. The decrease in gross profit as a percentage of sales is primarily the result of lower volumes, unfavorably impacting our manufacturing and overhead absorption, and product mix, as the military maritime products sold in the first quarter of 2016 generally had a higher standard gross margin. Additionally, the Company’s margins were lower than expected as the average cost of inventory on hand was higher than expected due to quantities purchased in 2016 and purchase commitments for product received in early 2017 to satisfy anticipated demand which did not materialize. Based on anticipated demand, we expect to deplete this higher cost inventory during the remainder of 2017 and replace it with lower cost product.

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

Total gross and net product development spending, including revenues and credits from government contracts, is presented in the following table (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Gross product development expenses	$763	$854	$1,534	$1,751
Cost recovery and other credits	—	—	—	(93)
Net product development expenses	$763	$854	$1,534	$1,658

Gross product development expenses were $763 thousand for the second quarter of 2017, a $91 thousand decrease compared to the second quarter of 2016. The decrease was primarily a result of lower salaries and related benefits of $58 thousand and lower travel and related expenses of $25 thousand due to our cost reduction initiatives.

Gross product development expenses were $1.5 million for the first half of 2017, a $0.2 million decrease compared to the first half of 2016. The decrease was primarily a result of lower product testing and related expenses of $0.1 million due to the timing of new product releases, and lower salaries and benefits of $0.1 million due to our cost reduction initiatives.

Selling, general and administrative

Selling, general and administrative expenses were $2.8 million for the second quarter of 2017, compared to $5.6 million for the second quarter of 2016. The $2.8 million decrease in selling, general and administrative expenses is the direct result of our restructuring initiatives to reduce operating expenses. The primary drivers of the lower expenses in the second quarter of 2017 were decreases in salaries and related benefits of $0.8 million, consulting costs of $0.6 million, trade show and other marketing costs of $0.2 million, travel and related expenses of $0.2 million, and building rent expense of $0.1 million. For the three months ended June 30, 2017, sales commissions decreased approximately $0.3 million compared to the three months ended June 30, 2016. This decrease was primarily due to the lower military maritime product sales in the second quarter of 2017 compared to the second quarter of 2016. In addition, in November 2016, we terminated the agreement with the outside sales representative we had been using since October 2015 for sales to the U.S. Navy.

Selling, general and administrative expenses were $6.4 million for the first half of 2017, compared to $9.9 million for the first half of 2016. The $3.5 million decrease in selling, general and administrative expenses is the direct result of our continued efforts to reduce operating expenses through our restructuring initiatives. The primary drivers of the lower expenses in the first half of 2017 were decreases in salaries and related benefits of $1.3 million, consulting costs of $0.7 million, trade show and other marketing costs of $0.1 million, travel and related expenses of $0.2 million, and building rent expense of $0.1 million. For the six months ended June 30, 2017, sales commissions decreased approximately $0.4 million compared to the six months ended June 30, 2016. This decrease was primarily due to the lower military maritime product sales in the first half of 2017 compared to the first half of 2016 and the termination of the agreement with the outside sales representative discussed above.

Restructuring

In the first quarter of 2017, we announced a restructuring initiative with a goal of significantly reducing our annual operating costs from 2016 levels. This initiative included an organizational consolidation of management and oversight functions in order to streamline and better align the organization into more focused, efficient, and cost effective reporting relationships, and involved headcount reductions of approximately 28 percent and office closures. This initiative was designed to return the Company to profitability and mitigate the substantial doubt that existed at December 31, 2016 about our ability to continue as a going concern, and considered both quantitative and qualitative information, including our financial position, liquid resources, and obligations due or anticipated within the next year. The actions taken in the first quarter of 2017 resulted in a decrease in operating expenses, excluding restructuring and asset impairment charges. of approximately $2.9 million and $3.6 million over the first quarter of 2016 and the fourth quarter of 2016, respectively.

The actions taken in the first quarter of 2017 included closing our offices in Rochester, Minnesota, New York, New York, and Arlington, Virginia and impacted 20 employees, primarily located in these offices. During the second quarter of 2017, we fully exited the New York and Arlington facilities and took additional actions to improve our operating efficiencies. These actions impacted an additional 17 production and administrative employees in our Solon location. As a result, included in the Condensed Consolidated Statements of Operations for the three months ended June 30, 2017 are restructuring expenses totaling approximately $1.1 million, consisting of approximately $0.9 million in facilities costs related to the remaining lease obligations for the former New York and Arlington, Virginia offices, $0.1 million in severance and related benefits, and $0.1 million in other restructuring costs primarily related to fixed asset and prepaid expenses write-offs.

For the six months ended June 30, 2017, we recorded restructuring charges totaling approximately $1.7 million, consisting of approximately $0.9 million in facilities costs related to the termination of lease obligations, $0.7 million in severance and related benefits, and $0.1 million in other restructuring costs primarily related to fixed asset and prepaid expenses write-offs.

We estimated that we will receive a total of approximately $1.3 million in sublease payments to offset our remaining lease obligations of approximately $2.3 million. While we don’t anticipate further major restructuring activities, we expect to incur an additional $0.1 million in additional restructuring charges over the life of the remaining lease obligations, which extend until June 2021.

While the substantial doubt about our ability to continue as a going concern continued to exist at June 30, 2017, we had $13.5 million in cash and no debt obligations at the end of the quarter. In addition, the actions taken in the first quarter of 2017 resulted in a decrease in operating expenses, excluding restructuring and asset impairment charges. of approximately $2.9 million and $3.6 million over the first quarter of 2016 and the first six months of 2016, respectively. During the second quarter of 2017, the first full quarter of our restructuring activities, we refined our cost savings estimates, and are now on track for a total cost reduction of approximately $8.0 million from the 2016 levels. Consequently, considering both quantitative and qualitative information, we continue to believe that the combination of our restructuring actions, current financial position, liquid resources, obligations due or anticipated within the next year, executive reorganization, and implementation of our sales channel strategy will return us to profitability in 2018 and effectively mitigates the substantial doubt about our ability to continue as a going concern.

Other income and expenses

Other expenses were $14 thousand and $21 thousand for the second quarter and first half of 2017, respectively, compared to other income of $6 thousand and $9 thousand for the second quarter and first half of 2016, respectively. The expenses for the three and six months ended June 30, 2017 primarily consisted of losses on the disposal of fixed assets partially offset by interest income on our cash balances. The income for the three and six months ended June 30, 2016 primarily consisted of interest income on our cash balances.

Provision for (benefit from) income taxes

Due to the operating losses incurred during the three and six months ended June 30, 2017 and the three months ended June 30, 2016 and after application of the annual limitation set forth under Section 382 of the IRC, it was not necessary to record a provision for U.S. federal income tax or various states income taxes. The expense recorded for the six months ended June 30, 2016, represents the adjustment of the 2015 provision to the actual tax on the 2015 returns, which were filed during the period.

Net (loss) income

For the three and six months ended June 30, 2017, our net loss was $3.1 million and $7.6 million, respectively, compared to net loss of $3.9 million and $5.9 million for the three and six months ended June 30, 2016, respectively. Lower net sales and changes in product mix in 2017, as compared to the same prior year periods, as well as the restructuring costs incurred in 2017 contributed to the difference in operating results.

Financial condition

While we had cash and cash equivalents of $13.5 million at June 30, 2017 and no debt, we have historically incurred substantial losses, and as of June 30, 2017, we had an accumulated deficit of $104.6 million. Additionally, two customers accounted for approximately 22 percent and 27 percent of net sales for the three and six months ended June 30, 2017, respectively. Two customers accounted for approximately 47 percent and three customers accounted for approximately 49 percent of net sales for the three and six months ended June 30, 2016, respectively.

In order for us to operate our business profitably, we will need to continue to develop new technologies into sustainable product lines that allow us to effectively compete to expand our customer base, execute our marketing and sales plans for our energy-efficient LED lighting products, and continue to improve our supply chain and organizational structure. The restructuring and cost cutting initiatives implemented during the first half of 2017 were designed to allow us to effectively execute this strategy.

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

Liquidity and capital resources
Cash and cash equivalents
At June 30, 2017, our cash and cash equivalents balance was approximately $13.5 million, compared to approximately $16.6 million at December 31, 2016. The balance at June 30, 2017 and December 31, 2016 included restricted cash of $0.3 million for a letter of credit requirement under a lease obligation.

The following summarizes cash flows from operating, investing, and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows (in thousands):

	Six months ended June 30,
	2017	2016
Net cash used in operating activities	$(3,148)	$(8,209)

Net cash used in investing activities	$(43)	$(1,047)

Net cash provided by financing activities	$56	$77

Net cash used in operating activities

Net cash used in operating activities was $3.1 million for the six months ended June 30, 2017, and resulted primarily from the net loss incurred of $7.6 million, adjusted for non-cash items, including: depreciation, stock-based compensation, and provisions for inventory and warranty reserves, and working capital changes. In the first half of 2017 trade accounts receivable decreased, due to the timing and volume of our shipments in December 2016 compared to June 2017. In addition, in the first half of 2017, inventory balances decreased, as we sold product on-hand, while trade accounts payable, principally related to inventory purchases, remained relatively flat, as we received inventory on orders that were placed with our contract manufacturers during the first quarter of 2017. Net cash used in operating activities was $8.2 million for the six months ended June 30, 2016, and resulted from the net loss incurred of $5.9 million, as well as increased inventory balances to meet the demand for our commercial products that was slower than anticipated, higher prepaid expenses and other assets principally related to deposits on inventory purchases, and lower accrued sales commissions and incentives, as amounts accrued at December 31, 2015 were paid in the first quarter of 2016. These increases were partially offset by lower trade accounts receivable at June 30, 2016. As a result of the timing of shipments in December 2015, the cash was not received until the first quarter of 2016.

Net cash used in investing activities

Net cash used in investing activities was $43 thousand for the six months ended June 30, 2017, and resulted primarily from the purchase of software and equipment to support our website and marketing efforts, partially offset by proceeds received from the sale of certain computer equipment and reimbursements from our landlord for certain leasehold improvements. Net cash used in investing activities was $1.0 million for the six months ended June 30, 2016, and resulted primarily from acquisitions of computer equipment and software and additional modules and functionality of our ERP system.

Net cash provided by financing activities

Net cash provided by financing activities was $56 thousand and $77 thousand for the six months ended June 30, 2017 and 2016, respectively. Net cash provided by financing activities for the six months ended June 30, 2017 and 2016 resulted from the proceeds received for the exercise of stock options and employee stock purchase plan purchases, partially offset by the effect of issuing and immediately repurchasing our stock for employee tax withholding related to restricted stock unit vesting and stock swap and hold stock option exercises.

Contractual obligations

In conjunction with our restructuring and cost cutting initiatives we evaluated opportunities to either terminate or renegotiate the contractual lease obligations for our Rochester, Minnesota, New York, New York, and Arlington, Virginia office locations. During the first quarter of 2017, we terminated the Rochester lease obligation for a payment of $19 thousand. We executed a sublease for the Arlington office in June 2017 and have been actively marketing the New York office location to prospective subtenants. The Arlington sublease is at current market conditions for similar office rental properties, and we also expect a sublease for the New York office to be at or near current market conditions for similar properties. As we completely vacated these premises during the second quarter of 2017, we recognized the present value of the remaining obligations on these leases adjusted for the anticipated subleases as restructuring expenses in our condensed consolidated financial statements for the three and six months ended June 30, 2017. We estimated that we would receive a total of approximately $1.3 million in sublease payments to offset our remaining lease obligations of approximately $2.3 million. We also expect to incur an additional $0.1 million in additional restructuring charges over the life of the remaining lease obligations, which extend until June 2021. Additional information regarding the facility restructuring is presented in Note 3 to our condensed consolidated financial statements titled, “Restructuring.”

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

For the three months ended June 30, 2017, one of the largest global healthcare systems located in Northeast Ohio accounted for approximately 11 percent of net sales. While the last contractually required stocking commitment under our exclusive distributor agreement with Atlantic Diving Supply, Inc. (“ADS”), a distributor for the U.S. Navy, was fulfilled in December 2016, sales to ADS accounted for approximately 11 percent of net sales, and when combined with non-exclusive sales to other distributors, sales of products for the U.S. Navy comprised approximately 12 percent of net sales for the three months ended June 30, 2017. For the three months ended June 30, 2016, ADS accounted for approximately 36 percent of net sales and the healthcare system located in Northeast Ohio accounted for approximately 11 percent of net sales.

For the six months ended June 30, 2017, the healthcare system located in Northeast Ohio accounted for approximately 15 percent of net sales. While the last contractually required stocking commitment under our exclusive distributor agreement with ADS was fulfilled in December 2016, sales to ADS accounted for approximately 12 percent of net sales, and when combined with non-exclusive sales to other distributors, sales of products for the U.S. Navy comprised approximately 17 percent of net sales for the six months ended June 30, 2017. For the six months ended June 30, 2016, sales directly to the U.S. Department of Defense accounted for approximately 11 percent of net sales and sales to ADS accounted for approximately 27 percent of net sales, representing sales of products for the U.S. Navy of approximately 38 percent of net sales. In addition, the healthcare system located in Northeast Ohio accounted for approximately 11 percent of net sales for the six months ended June 30, 2016.

Our exclusive distributor agreement with ADS ended on March 31, 2017 and we are currently evaluating all sales channels within the military maritime market to broaden our sales opportunities.

Due to the nature and timing of end user retrofit projects, two energy services contracting companies, accounted for approximately 17 percent and approximately 12 percent of net trade accounts receivable, respectively, at June 30, 2017. At December 31, 2016, ADS and one of the largest global healthcare systems located in Northeast Ohio accounted for approximately 63 percent and approximately 10 percent of net trade accounts receivable, respectively.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective as of June 30, 2017.

(b) Changes in internal control over financial reporting

There has been no material change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the three months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ENERGY FOCUS, INC.

Date:	August 9, 2017	By:	/s/ Theodore L. Tewksbury III
Theodore L. Tewksbury III
Chairman, Chief Executive Officer and President

By:	/s/ Michael H. Port
Michael H. Port
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Documents

3.1	Certificate of Incorporation of Energy Focus, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 13, 2013).

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

10.1	Energy Focus, Inc. Executive Bonus Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 17, 2017).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101
The following financial information from our Quarterly Report for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2017 and 2016, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2017, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, and (vi) the Notes to Condensed Consolidated Financial Statements.

*
Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.