Form 10-Q
period 2017-09-30
ENERGY FOCUS, INC/DE
filed 2017-11-08
CIK 924168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of November 6, 2017 was 11,856,843.

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

ITEM 1. FINANCIAL STATEMENTS
ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$11,935	$16,629
Trade accounts receivable, less allowances of $73 and $236, respectively	2,983	5,640
Inventories, net	6,779	9,469
Prepaid and other current assets	1,046	882
Assets held for sale	410	—
Total current assets	23,153	32,620

Property and equipment, net	1,352	2,325
Other assets	30	33
Total assets	$24,535	$34,978

LIABILITIES
Current liabilities:
Accounts payable	$2,176	$3,257
Accrued liabilities	316	107
Accrued legal and professional fees	64	63
Accrued payroll and related benefits	313	522
Accrued sales commissions	85	325
Accrued severance	14	328
Accrued restructuring	174	—
Accrued warranty reserve	187	331
Deferred revenue	16	—
Total current liabilities	3,345	4,933

Other liabilities	248	107
Total liabilities	3,593	5,040

STOCKHOLDERS' EQUITY
Preferred stock, par value $0.0001 per share:
Authorized: 2,000,000 shares in 2017 and 2016
Issued and outstanding: no shares in 2017 and 2016	—	—
Common stock, par value $0.0001 per share:
Authorized: 30,000,000 shares in 2017 and 2016
Issued and outstanding: 11,856,843 at September 30, 2017 and 11,710,549 at December 31, 2016	1	1
Additional paid-in capital	127,286	126,875
Accumulated other comprehensive income (loss)	1	(1)
Accumulated deficit	(106,346)	(96,937)
Total stockholders' equity	20,942	29,938
Total liabilities and stockholders' equity	$24,535	$34,978

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net sales	$5,002	$8,261	$15,119	$23,812
Cost of sales	3,865	5,179	11,920	15,063
Gross profit	1,137	3,082	3,199	8,749

Operating expenses:
Product development	732	809	2,266	2,467
Selling, general, and administrative	2,393	5,423	8,802	15,323
Restructuring	(200)	—	1,534	—
Total operating expenses	2,925	6,232	12,602	17,790
Loss from operations	(1,788)	(3,150)	(9,403)	(9,041)

Other expenses (income):
Interest expense	1	—	1	—
Other (income) expense	(16)	16	5	7

Loss from continuing operations before income taxes	(1,773)	(3,166)	(9,409)	(9,048)
Provision for income taxes	—	11	—	22
Loss from continuing operations	(1,773)	(3,177)	(9,409)	(9,070)

Discontinued operations:
Loss on disposal of discontinued operations	—	—	—	(12)
Loss from discontinued operations	—	—	—	(12)

Net loss	$(1,773)	$(3,177)	$(9,409)	$(9,082)

Net loss per share - basic:
From continuing operations	$(0.15)	$(0.27)	$(0.80)	$(0.78)
From discontinued operations	—	—	—	—
Net loss per share - basic:	$(0.15)	$(0.27)	$(0.80)	$(0.78)

Net loss per share - diluted:
From continuing operations	$(0.15)	$(0.27)	$(0.80)	$(0.78)
From discontinued operations	—	—	—	—
Net loss per share - diluted:	$(0.15)	$(0.27)	$(0.80)	$(0.78)

Weighted average shares used in computing net loss per share:
Basic	11,856	11,690	11,789	11,666
Diluted	11,856	11,690	11,789	11,666

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net loss	$(1,773)	$(3,177)	$(9,409)	$(9,082)

Other comprehensive income:
Foreign currency translation adjustments	—	1	2	2
Comprehensive loss	$(1,773)	$(3,176)	$(9,407)	$(9,080)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount

Balance at December 31, 2016	11,711	$1	$126,875	$(1)	$(96,937)	$29,938

Issuance of common stock under employee stock option and stock purchase plans	161		105			105
Common stock withheld in lieu of income tax withholding on vesting of restricted stock units	(15)		(49)			(49)
Stock-based compensation			625			625
Stock-based compensation reversal			(270)			(270)
Foreign currency translation adjustment				2		2
Net loss from continuing operations for the nine months ended September 30, 2017					(9,409)	(9,409)

Balance at September 30, 2017	11,857	$1	$127,286	$1	$(106,346)	$20,942

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine months ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(9,409)	$(9,082)
Loss from discontinued operations	—	(12)
Loss from continuing operations	(9,409)	(9,070)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	514	555
Stock-based compensation	625	1,076
Stock-based compensation reversal	(270)	—
Provision for doubtful accounts receivable	19	9
Provision for slow-moving and obsolete inventories and valuation reserves	(644)	(292)
Provision for warranties	152	110
Loss on dispositions of property and equipment	108	35
Changes in operating assets and liabilities:
Accounts Receivable	2,638	5,027
Inventories	3,334	(5,993)
Prepaid and other assets	(161)	(308)
Accounts payable	(1,173)	(3,945)
Accrued and other liabilities	(433)	(761)
Deferred revenue	16	(93)
Total adjustments	4,725	(4,580)
Net cash used in operating activities	(4,684)	(13,650)

Cash flows from investing activities:
Acquisitions of property and equipment	(154)	(1,475)
Proceeds from the sale of property and equipment	97	2
Net cash used in investing activities	(57)	(1,473)

Cash flows from financing activities:
Proceeds from exercises of stock options and employee stock purchase plan purchases	105	386
Common stock withheld in lieu of income tax withholding on vesting of restricted stock units	(49)	—
Common stock withheld to satisfy exercise price and income tax withholding on option exercises	—	(309)
Net cash provided by financing activities	56	77

Effect of exchange rate changes on cash	(9)	5

Net cash used in continuing operations	(4,694)	(15,041)

The accompanying notes are an integral part of these condensed consolidated financial statements.
(continued on the following page)

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine months ended September 30,
	2017	2016

Cash flows of discontinued operations:
Operating cash flows, net	—	(12)
Net cash used in discontinued operations	—	(12)

Net decrease in cash and cash equivalents	(4,694)	(15,053)
Cash and cash equivalents, beginning of period	16,629	34,640
Cash and cash equivalents, end of period	$11,935	$19,587

Classification of cash and cash equivalents:
Cash and cash equivalents	$11,593	$19,245
Restricted cash held	342	342
Cash and cash equivalents, end of period	$11,935	$19,587

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(Unaudited)

NOTE 1. NATURE OF OPERATIONS

Energy Focus, Inc. and its subsidiary engage in the design, development, manufacturing, marketing, and sale of energy-efficient lighting systems. We operate in a single industry segment, developing and selling our energy-efficient light-emitting diode (“LED”) lighting products into the general commercial, industrial and military maritime markets. Our goal is to become a trusted leader in the LED lighting retrofit market by replacing fluorescent lamps in institutional buildings and high-intensity discharge (“HID”) lighting in low-bay and high-bay applications with our innovative, high-quality commercial and military tubular LED (“TLED”) products.

Product development is a key focus for us. Our product development teams, including our teams located in our Solon, Ohio headquarters and at our product development center in Taipei, Taiwan, are dedicated to developing and designing leading-edge technology LED lighting products.

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

We have prepared the accompanying financial data for the three and nine months ended September 30, 2017 and 2016 pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The accompanying financial data and information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Annual Report”). The Condensed Consolidated Balance Sheet as of December 31, 2016 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

In the opinion of management, the accompanying financial statements contain all normal and recurring adjustments necessary to present fairly our Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016, Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2017 and 2016, Condensed Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2017, and Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016.

Use of estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact us in the future, actual results may vary from the estimates. Estimates include, but are not limited to, the establishment of reserves for accounts receivable, sales returns, inventory obsolescence and warranty claims; the useful lives of property and equipment; valuation allowance for net deferred taxes; the cost and offsetting income related to subleased property; and stock-based compensation. In addition, estimates and assumptions associated with the determination of the fair value of financial

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(Unaudited)

instruments and evaluation of long-lived assets for impairment requires considerable judgment. Actual results could differ from those estimates and such differences could be material.

Reclassifications

Certain amounts related to purchase price and manufacturing variances capitalized in inventories in 2016 and legal fees related to our restructuring actions in 2017 were reclassified to conform to current period reporting presentation with no impact on financial position, loss from operations, or cash used in operations.

Certain risks and concentrations

We have certain customers whose net sales individually represented 10 percent or more of our total net sales, or whose net trade accounts receivable balance individually represented 10 percent or more of our total net trade accounts receivable, as follows:

For the three months ended September 30, 2017, one of the largest global healthcare systems located in Northeast Ohio and a large energy services contracting company in our Southeastern sales region each accounted for approximately 23 percent of net sales. While the last contractually required stocking commitment under our exclusive distributor agreement with Atlantic Diving Supply, Inc. (“ADS”), a distributor for the U.S. Navy, was fulfilled in December 2016, sales to ADS for the three months ended September 30, 2017 accounted for approximately 12 percent of net sales, and when combined with non-exclusive sales to other distributors, sales of products for the U.S. Navy comprised approximately 20 percent of net sales for the same period. For the three months ended September 30, 2016, ADS accounted for approximately 40 percent of net sales and sales of products to the U.S. Navy comprised approximately 46 percent of net sales. In addition, another distributor of military maritime products to foreign navies accounted for approximately 12 percent of net sales for the three months ended September 30, 2016.

For the nine months ended September 30, 2017, the healthcare system located in Northeast Ohio and the energy services contracting company accounted for approximately 17 percent and 12 percent of net sales, respectively. While the last contractually required stocking commitment under our exclusive distributor agreement with ADS was fulfilled in December 2016, sales to ADS accounted for approximately 12 percent of net sales, and when combined with non-exclusive sales to other distributors, sales of products for the U.S. Navy comprised approximately 18 percent of net sales for the nine months ended September 30, 2017. For the nine months ended September 30, 2016, sales to ADS accounted for approximately 32 percent of net sales, and total sales of products for the U.S. Navy of approximately 40 percent of net sales. In addition, the healthcare system located in Northeast Ohio accounted for approximately 11 percent of net sales for the nine months ended September 30, 2016.

Our exclusive distributor agreement with ADS ended on March 31, 2017 and we are currently evaluating all sales channels within the military maritime market to broaden our sales opportunities.

The energy services contracting company and the global healthcare system located in Northeast Ohio accounted for approximately 28 percent and 18 percent of net trade accounts receivable, respectively, at September 30, 2017. At December 31, 2016, ADS and the global healthcare system located in Northeast Ohio accounted for approximately 63 percent and 10 percent of net trade accounts receivable, respectively.

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
SEPTEMBER 30, 2017
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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), as amended by ASU 2015-14, 2016-08, 2016-10, 2016-12, and 2016-20, which is a comprehensive revenue recognition standard which supersedes nearly all of the existing revenue recognition guidance under U.S. GAAP. This standard requires an entity to recognize revenue when it transfers promised goods or services to customers in amounts that reflect the consideration the entity expects for receive in exchange for those goods or services. Entities will need to use more judgments and estimates than under the current guidance, including estimating the amount of variable revenue to recognize for each performance obligation. Additional disclosures regarding the nature, amount, and timing of revenues and cash flows from contracts will also be required. This ASU is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period, using either a full retrospective or a modified retrospective approach. We will adopt the standard on January 1, 2018, as required, using the modified retrospective approach. We continue to evaluate the impact the guidance in this ASU will have on our disclosures. At this time, we do not expect the guidance to have a significant impact on our consolidated results of operations, cash flows, or financial position, as our revenue arrangements generally consist of a single performance obligation to transfer promised goods.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(Unaudited)

Update to significant accounting policies

There have been no material changes to our significant accounting policies, as compared to those described in our 2016 Annual Report.

Net loss per share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of incremental shares upon the exercise or release of stock options, restricted stock units, and warrants, unless the effect would be anti-dilutive.

As a result of the net loss we incurred for the three and nine months ended September 30, 2017, approximately 28 thousand and 72 thousand potentially dilutive equity awards, respectively, were excluded from the net loss per share calculation, as their inclusion would have been anti-dilutive. As a result of the net loss we incurred for the three and nine months ended September 30, 2016, approximately 74 thousand and 150 thousand potentially dilutive equity awards, respectively, were excluded from the net loss per share calculation, as their inclusion would have been anti-dilutive. Therefore, for the three and nine months ended September 30, 2017 and 2016, the basic weighted average shares outstanding were used in calculating diluted loss per share.

The following is a reconciliation of the numerator and denominator of the basic and diluted net loss per share computations for the periods presented below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Numerator:
Loss from continuing operations	$(1,773)	$(3,177)	$(9,409)	$(9,070)
Loss from discontinued operations	—	—	—	(12)
Net loss	$(1,773)	$(3,177)	$(9,409)	$(9,082)

Denominator:
Basic weighted average common shares outstanding	11,856	11,690	11,789	11,666
Potential common shares from equity awards and warrants	—	—	—	—
Diluted weighted average shares	11,856	11,690	11,789	11,666

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(Unaudited)

Product warranties

Through March 31, 2016, we warranted finished goods against defects in material and workmanship under normal use and service for periods generally between one and five years. Beginning April 1, 2016, we warrant our commercial LED tubes, globes, and troffer luminaires for a period of ten years. Warranty settlement costs consist of actual amounts expensed for warranty, which are largely a result of the cost of replacement products provided to our customers. A liability for the estimated future costs under product warranties is maintained for products outstanding under warranty based on the actual claims incurred to date and the estimated nature, frequency, and costs of future claims. These estimates are inherently uncertain and changes to our historical or projected experience may cause material changes to our warranty reserves in the future. We continuously review the assumptions related to the adequacy of our warranty reserve, including product failure rates, and make adjustments to the existing warranty liability when there are changes to these estimates or the underlying replacement product costs, or the warranty period expires. Extending the warranty did not have a material impact on our condensed consolidated financial statements in 2016 or for the three and nine months ended September 30, 2017. The following table summarizes warranty activity for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Balance at beginning of period	$179	$298	$331	$314
Warranty accruals for current period sales	18	65	152	111
Adjustments to existing warranties	30	(60)	(36)	(112)
In kind settlements made during the period	(40)	(8)	(260)	(18)
Accrued warranty reserve	$187	$295	$187	$295

Geographic information

Approximately 98 percent of our long-lived fixed assets are located in the United States, with the remainder located in our product development center in Taiwan. Net sales attributable to customers outside the United States accounted for approximately one percent of our total net sales for each of the three months ended September 30, 2017 and 2016. Net sales attributable to customers outside the United States accounted for approximately one percent and two percent of our total net sales for the nine months ended September 30, 2017 and 2016, respectively. The geographic location of our net sales is derived from the destination to which we ship the product.

NOTE 3. RESTRUCTURING

During the first quarter of 2017, we announced a restructuring initiative with a goal of significantly reducing annual operating costs from 2016 levels. The initiative included an organizational consolidation of management and oversight functions in order to streamline and better align the organization into more focused, efficient, and cost effective reporting relationships, and involved headcount reductions and office closures. This initiative was designed to return the Company to profitability and mitigate the substantial doubt that existed at December 31, 2016 about our ability to continue as a going concern. The restructuring actions taken in the first nine months of 2017 resulted in a decrease in operating expenses, excluding restructuring and asset impairment charges, of approximately $3.1 million and $6.7 million over the third quarter and first nine months of 2016, respectively.

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

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(Unaudited)

During the three months ended September 30, 2017 we recorded net restructuring credits totaling approximately $0.2 million, primarily related to a reduction of $0.3 million related to the revision of our initial estimates of the cost and offsetting sublease income for the remaining lease obligations for the former New York, New York office. The sublease agreement was finalized in October 2017. This reduction was partially offset by the reclassification of other expenses primarily for legal costs related to the restructuring actions totaling approximately $0.1 million.

For the nine months ended September 30, 2017, we recorded restructuring charges totaling approximately $1.5 million, consisting of approximately $0.7 million in severance and related benefits, $0.6 million in facilities costs related to the termination of the Rochester lease obligations and the remaining lease obligations for the former New York and Arlington offices, and $0.2 million in other restructuring costs primarily related to fixed asset and prepaid expenses write-offs.

Our restructuring liabilities consist of one-time termination costs for severance and benefits to former employees and estimated ongoing costs related to long-term operating lease obligations. The recorded value of the termination severance and benefits to employees approximates fair value, as the remaining obligation is based on the arrangements made with the former employees, and these obligations will be completely satisfied in less than 12 months. The recorded value of the ongoing lease obligations is based on the remaining lease term and payment amount, net of estimated sublease income, discounted to present value. Changes in subsequent periods resulting from a revision to either the timing or the amount of estimated cash flows over the future period are measured using the credit adjusted, risk-free rate that was used to measure the restructuring liabilities initially. We estimated that we would receive a total of approximately $1.3 million in sublease payments to offset our remaining lease obligations, which extend until June 2021, of approximately $1.8 million. We expect to incur approximately $0.1 million in additional costs over the remaining life of our lease obligations, but we do not anticipate further major restructuring activities in the near future. The following is a reconciliation of the beginning and ending balances of our restructuring liability:

	Severance and Related Benefits	Facilities	Other	Total
Balance at January 1, 2017	$—	$—	$—	$—
Additions	643	19	12	674
Payments	(30)	(19)	(3)	(52)
Balance at March 31, 2017	$613	$—	$9	$622
Additions	127	811	106	1,044
Accretion of lease obligations	—	16	—	16
Write-offs	—	9	(95)	(86)
Payments	(313)	(69)	(20)	(402)
Balance at June 30, 2017	$427	$767	$—	$1,194
Additions	$—	$—	$68	$68
Accretion of lease obligations	$—	$8	$—	$8
Adjustment of lease obligations	$—	$(276)	$—	$(276)
Write-offs	$—	$—	$—	$—
Payments	$(253)	$(109)	$(68)	$(430)
Balance at September 30, 2017	$174	$390	$—	$564

While the substantial doubt about our ability to continue as a going concern continued to exist at September 30, 2017, we had $11.9 million in cash and no debt obligations at the end of the quarter. In addition, the restructuring actions taken in the first nine months of 2017 resulted in a decrease in operating expenses, excluding restructuring and asset impairment charges, of approximately $3.1 million and $6.7 million over the third quarter and first nine months of 2016, respectively. During the first quarter of 2017, we announced a restructuring initiative with the goal of reducing our operating costs by an estimated $10 million from 2016 levels.  The intent of the restructuring strategy was to maximize operating cost reductions without sacrificing either our new product pipeline or potential long-term revenue growth. We continue to refine our cost savings estimate, and are now on track for a total cost reduction between $8.0 million to $9.0 million from the 2016 levels. Consequently, considering

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(Unaudited)

both quantitative and qualitative information, we continue to believe that the combination of our restructuring actions, current financial position, liquid resources, obligations due or anticipated within the next year, executive reorganization, and implementation of our sales channel strategy will return us to profitability in 2018 and effectively mitigates the substantial doubt about our ability to continue as a going concern.

NOTE 4. DISCONTINUED OPERATIONS

The loss on disposal of discontinued operations for the nine months ended September 30, 2016 of $12 thousand consists of legal fees incurred for the settlement of an outstanding arbitration claim related to our pool products business, which we sold in November 2013. On March 18, 2016, we executed a settlement agreement for this claim and the funds held in escrow plus the interest earned on the account were released to the buyer. For additional information regarding the sale of our pool products business and the settlement of this arbitration claim, please refer to Note 3, “Discontinued Operations,” included under Item 8 of our 2016 Annual Report.

NOTE 5. INVENTORIES

Inventories are stated at the lower of standard cost (which approximates actual cost determined using the first-in, first-out cost method) or market, and consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Raw materials	$4,263	$5,049
Finished goods	7,468	10,016
Reserves for excess, obsolete, and slow moving inventories and valuation reserves	$(4,952)	$(5,596)
Inventories, net	$6,779	$9,469

NOTE 6. PROPERTY AND EQUIPMENT AND ASSETS HELD FOR SALE

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets and consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Equipment (useful life 3 to 15 years)	$1,749	$2,231
Tooling (useful life 2 to 5 years)	371	863
Vehicles (useful life 5 years)	47	39
Furniture and fixtures (useful life 5 years)	137	170
Computer software (useful life 3 years)	1,043	977
Leasehold improvements (the shorter of useful life or lease life)	201	256
Projects in progress	48	154
Property and equipment at cost	3,596	4,690
Less: accumulated depreciation	(2,244)	(2,365)
Property and equipment, net	$1,352	$2,325

Depreciation expense was $0.2 million for each of the three months ended September 30, 2017 and 2016. Depreciation expense was $0.5 million and $0.6 million for the nine months ended September 30, 2017 and 2016, respectively.

As of December 31, 2016, we recorded an impairment charge related to certain equipment that we were no longer using and adjusted the carrying value of this equipment to its estimated net realizable value of $0.4 million. During the first quarter of

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(Unaudited)

2017, we began to seek out a buyer for this equipment, and as such, we reclassified the amount and continue to classify the amount on our Condensed Consolidated Balance Sheets under the caption, “Assets held for sale.”

NOTE 7. INCOME TAXES

The components of the provision for income taxes are shown below for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Current:
U.S. federal	$—	$1	$—	$1
State	—	10	—	21
Provision for income taxes	$—	$11	$—	$22

As a result of the operating loss incurred during the three and nine months ended September 30, 2017 and the three months ended September 30, 2016, and after the application of the annual limitation set forth under Section 382 of the Internal Revenue Code (“IRC”), it was not necessary to record a provision for U.S. federal income tax or various states income taxes. The expense recorded for the three and nine months ended September 30, 2016, represents the adjustment of the 2015 provision to the actual tax on the 2015 returns.

At September 30, 2017 and December 31, 2016, we had a full valuation allowance recorded against our deferred tax assets. The valuation allowance was recorded due to uncertainties related to our ability to realize the deferred tax assets, primarily consisting of certain net operating loss carry-forwards. The valuation allowance is based on management’s estimates of taxable income by jurisdiction and the periods over which the deferred tax assets will be recoverable.

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

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(Unaudited)

NOTE 8. STOCKHOLDERS’ EQUITY

Warrants

A summary of warrant activity for the nine months ended September 30, 2017 is presented as follows:

	Warrants Outstanding	Weighted Average Exercise Price During Period
Balance at December 31, 2016	6,750	$4.30
Exercised	—	—
Canceled/forfeited	(6,750)	4.30
Expired	—	—
Balance at September 30, 2017	—	$—

Stock-based compensation

Stock-based compensation expense is attributable to stock options and restricted stock unit awards. For all stock-based awards, we recognize expense using a straight-line amortization method.

The following table summarizes stock-based compensation expense and the impact it had on operations for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Cost of sales	$10	$13	$40	$37
Product development	16	24	45	60
Selling, general, and administrative	166	399	540	979
Total stock-based compensation	$192	$436	$625	$1,076

The table above excludes approximately $0.3 million in stock-based compensation expense from prior periods that was reversed and included as a reduction to restructuring expenses due to the workforce reduction associated with our restructuring actions in the first six months of 2017.

Total unearned stock-based compensation was $0.9 million at September 30, 2017, compared to $1.6 million at September 30, 2016. These costs will be charged to expense and amortized on a straight-line basis in future periods. The weighted average period over which the unearned compensation at September 30, 2017 is expected to be recognized is approximately 1.9 years.

Stock options

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. Estimates utilized in the calculation include the expected life of the option, risk-free interest rate, and expected volatility, and are further comparatively detailed as follows:

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(Unaudited)

	Nine months ended September 30,
	2017	2016
Fair value of options issued	$2.66	$5.36
Exercise price	$3.55	$7.59
Expected life of options (in years)	5.8	5.8
Risk-free interest rate	2.1%	1.6%
Expected volatility	91.9%	93.9%
Dividend yield	0.0%	0.0%

A summary of option activity under all plans for the nine months ended September 30, 2017 is presented as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)
Balance at December 31, 2016	530,734	$7.48
Granted	192,984	3.55
Exercised	(40,500)	2.30
Canceled/forfeited	(298,720)	5.73
Expired	(56,111)	10.65
Balance at September 30, 2017	328,387	$6.86	8.0

Vested and expected to vest at September 30, 2017	301,768	$7.16	7.8

Exercisable at September 30, 2017	179,162	$9.63	6.8

Restricted stock units

A summary of restricted stock unit activity under all plans for the nine months ended September 30, 2017 is presented as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in years)
Balance at December 31, 2016	250,115	$6.34
Granted	375,542	3.18
Released	(115,622)	5.78
Canceled/forfeited	(183,265)	5.45
Balance at September 30, 2017	326,770	$3.41	2.5

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(Unaudited)

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

Overview

Energy Focus, Inc. and its subsidiary engage in the design, development, manufacturing, marketing, and sale of energy-efficient lighting systems. We operate in a single industry segment, developing and selling our energy-efficient light-emitting diode (“LED”) lighting products into the general commercial, industrial, and military maritime markets. Our goal is to become a leader in the LED lighting retrofit market by replacing fluorescent lamps in general purpose and high-intensity discharge (“HID”) lighting in low-bay and high-bay applications with our innovative, high-quality commercial and military tubular LED (“TLED”) products.

Net sales of our commercial products, as reported, increased by 9.5 percent for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. For the nine months ended September 30, 2017, net sales of our commercial products increased by 6.0 percent as compared to the nine months ended September 30, 2016. In addition, new product sales accounted for approximately $2.4 million, or 16 percent, of net sales in the first nine months of 2017 and more than three times the total new product sales for the full year 2016. While we experienced commercial sales growth in the third quarter and first nine months of 2017 compared to the same periods in 2016, the sale cycles for our commercial target markets typically span several months and our financial results continue to be subject to the fluctuations in the timing, pace, and size of commercial projects.

Our military maritime sales declined by 77.3 percent for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. For the nine months ended September 30, 2017, net sale of our military maritime products decreased by 76.3 percent as compared to the nine months ended September 30, 2016. Overall demand for our military maritime products increased during the first nine months of 2017 compared to the first nine months of 2016, but our distributor for the U.S. Navy has the ability to satisfy that demand with inventory purchased during 2016 under an exclusive agreement that ended on March 31, 2017. We are currently evaluating all sales channels within the military maritime market to broaden our sale opportunities.

Given the decline in our military maritime business and the timing uncertainty of commercial sales growth, we implemented a restructuring initiative during the first quarter of 2017 with a goal of significantly reducing our annual operating costs from 2016 levels. This initiative was designed to return the Company to profitability and mitigate the substantial doubt that existed at December 31, 2016 about our ability to continue as a going concern. The restructuring initiative included an organizational consolidation of management and oversight functions in order to streamline and better align the organization into more focused, efficient, and cost effective reporting relationships, and involved headcount reductions and office closures and consolidation.

We have spent the first three quarters of 2017 implementing our restructuring plan including, closing the Rochester, Minnesota, New York, New York, and Arlington, Virginia offices, reducing our headcount by approximately 28 percent, reducing our operating expenses excluding, restructuring charges, by approximately 38 percent compared to the first nine months of 2016, and implementing our sales and marketing strategy. During the nine months ended September 30, 2017, we incurred approximately $1.5 million in restructuring charges related to these actions. We do not anticipate incurring further material restructuring charges in the near future. For additional information on our restructuring actions, please refer to Note 3, “Restructuring,” included under Part I, Item 1 of this Quarterly Report. The actions we have taken thus far in 2017 are leading to growth in our commercial sales and a much lower spend rate.

While the substantial doubt about our ability to continue as a going concern continued to exist at September 30, 2017, we had $11.9 million in cash and no debt obligations at the end of the quarter. In addition, the restructuring actions taken in the first nine months of 2017 resulted in a decrease in operating expenses, excluding restructuring and asset impairment charges, of approximately $3.1 million and $6.7 million over the third quarter and first nine months of 2016, respectively. During the second quarter of 2017, the first full quarter of our restructuring activities, we refined our cost savings estimates, and are now on track for a total cost reduction of approximately $9.0 million from the 2016 levels. Consequently, considering both quantitative and qualitative information, we continue to believe that the combination of our restructuring actions, current financial position, liquid resources, obligations due or anticipated within the next year, executive reorganization, and implementation of our sales channel strategy will return us to profitability in 2018 and effectively mitigates the substantial doubt about our ability to continue as a going concern.

Results of operations

The following table sets forth items in our Condensed Consolidated Statements of Operations as a percentage of net sales for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	77.3	62.7	78.8	63.3
Gross profit	22.7	37.3	21.2	36.7

Operating expenses:
Product development	14.6	9.8	15.0	10.4
Selling, general, and administrative	47.8	65.6	58.2	64.3
Restructuring	(4.0)	—	10.1	—
Total operating expenses	58.4	75.4	83.3	74.7
Loss from operations	(35.7)	(38.1)	(62.1)	(38.0)

Other expenses (income):
Interest expense	—	—	—	—
Other (income) expense	(0.3)	0.2	—	—

Loss from continuing operations before income taxes	(35.4)	(38.3)	(62.1)	(38.0)
Provision for income taxes	—	0.1	—	0.1
Loss from continuing operations	(35.4)	(38.4)	(62.1)	(38.1)

Discontinued operations:
Loss on disposal of discontinued operations	—	—	—	(0.1)
Loss on disposal of discontinued operations	—	—	—	(0.1)

Net loss	(35.4)%	(38.4)%	(62.1)%	(38.2)%

Net sales

A further breakdown of our net sales is presented in the following table (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Commercial products	$3,947	$3,606	$12,204	$11,510
Military maritime products	1,055	4,655	2,915	12,302
Total net sales	$5,002	$8,261	$15,119	$23,812

Net sales of $5.0 million for the third quarter of 2017 decreased 39.5 percent compared to the third quarter of 2016 principally due to lower military maritime product sales, partially offset by an increase in commercial product sales. Net sales of our commercial products increased 9.5 percent compared to the third quarter of 2016, reflecting our continued efforts to penetrate our targeted vertical markets. Net sales of our military maritime products decreased 77.3 percent, primarily due to our distributor’s ability to satisfy U.S. Navy demand for our products out of their existing inventory, as discussed above.

Net sales of $15.1 million for the nine months ended September 30, 2017 decreased 36.5 percent compared to the nine months ended September 30, 2016. Net sales of our commercial products increased 6.0 percent, as the strength in the second and third quarter sales offset the weakness experienced in the first quarter 2017 commercial sales. Net sales of our military maritime products decreased 76.3 percent, primarily due to our distributor’s ability to satisfy U.S. Navy demand for our products out of their existing inventory, as discussed above.

Gross profit

Gross profit was $1.1 million, or 22.7 percent of net sales, for the third quarter of 2017, compared to $3.1 million, or 37.3 percent of net sales for the third quarter of 2016. The decrease in gross profit was due primarily to lower sales and product mix. The decrease in gross profit as a percentage of sales is primarily the result of lower volumes in 2017, unfavorably impacting our manufacturing and overhead absorption, and product mix, as the military maritime products sold in the second quarter of 2016 generally had a higher gross margin. Additionally, the Company’s margins were lower than expected as the average cost of inventory on hand was higher than expected due to quantities purchased in 2016 and purchase commitments for product received in early 2017 to satisfy anticipated demand which did not materialize through the first six months of 2017. Based on demand during the three months ended September 30, 2017 and through disciplined purchasing activities, we depleted the majority of this higher cost inventory during the third quarter of 2017.

Gross profit was $3.2 million, or 21.2 percent of net sales for the nine months ended September 30, 2017, compared to $8.7 million, or 36.8 percent of net sales for the nine months ended September 30, 2016. The decrease in gross profit as a percentage of sales is primarily the result of lower volumes, unfavorably impacting our manufacturing and overhead absorption, and product mix, as the military maritime products sold in the first nine months of 2016 generally had a higher standard gross margin. Additionally, the Company’s margins were lower than expected as the average cost of inventory on hand was higher than expected due to quantities purchased in 2016 and purchase commitments for product received in early 2017 to satisfy anticipated demand which did not materialize through the first six months of 2017. Based on demand during the three months ended September 30, 2017 and through disciplined purchasing activities, we depleted the majority of this higher cost inventory during the third quarter of 2017.

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

Total gross and net product development spending, including revenues and credits from government contracts, is presented in the following table (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Gross product development expenses	$732	$809	$2,266	$2,560
Cost recovery and other credits	—	—	—	(93)
Net product development expenses	$732	$809	$2,266	$2,467

Gross product development expenses were $0.7 million for the third quarter of 2017, a $0.1 million decrease compared to the third quarter of 2016. The decrease was primarily a result of lower salaries and related benefits of $0.1 million due to our cost reduction initiatives.

Gross product development expenses were $2.3 million for the nine months ended September 30, 2017, a $0.3 million decrease compared to the nine months ended September 30, 2016. The decrease was primarily a result of lower salaries and benefits of $0.2 million and lower travel and related expenses of $0.1 million due to our cost reduction initiatives.

Selling, general and administrative

Selling, general and administrative expenses were $2.4 million for the third quarter of 2017, compared to $5.4 million for the third quarter of 2016. The $3.0 million decrease in selling, general and administrative expenses is the direct result of our restructuring initiatives to reduce operating expenses. The primary drivers of the lower expenses in the third quarter of 2017 were decreases in salaries and related benefits of $1.1 million, legal and professional expenses of $0.4 million, recruiting and relocation costs of $0.3 million, consulting costs of $0.2 million, trade show and other marketing costs of $0.2 million, travel and related expenses of $0.2 million, and building rent expense of $0.1 million. For the three months ended September 30, 2017, sales commissions decreased approximately $0.2 million compared to the three months ended September 30, 2016. This decrease was primarily due to the lower military maritime product sales in the second quarter of 2017 compared to the second quarter of 2016. In addition, in November 2016, we terminated the agreement with the outside sales representative we had been using since October 2015 for sales to the U.S. Navy.

Selling, general and administrative expenses were $8.8 million for the nine months ended September 30, 2017, compared to $15.3 million for the nine months ended September 30, 2016. The $6.5 million decrease in selling, general and administrative expenses is the direct result of our continued efforts to reduce operating expenses through our restructuring initiatives. The primary drivers of the lower expenses in the first half of 2017 were decreases in salaries and related benefits of $2.4 million, consulting costs of $0.9 million, legal and professional costs of $0.5 million, recruiting and relocation costs of $0.5 million, trade show and other marketing costs of $0.4 million, travel and related expenses of $0.4 million, and building rent expense of $0.3 million. For the nine months ended September 30, 2017, sales commissions decreased approximately $0.7 million compared to the nine months ended September 30, 2016. This decrease was primarily due to the lower military maritime product sales in the first half of 2017 compared to the first half of 2016 and the termination of the agreement with the outside sales representative discussed above.

Restructuring

In the first quarter of 2017, we announced a restructuring initiative with a goal of significantly reducing our annual operating costs from 2016 levels. This initiative included an organizational consolidation of management and oversight functions in order to streamline and better align the organization into more focused, efficient, and cost effective reporting relationships, and involved headcount reductions of approximately 28 percent and office closures. This initiative was designed to return the Company to profitability and mitigate the substantial doubt that existed at December 31, 2016 about our ability to continue as a going concern, and considered both quantitative and qualitative information, including our financial position, liquid resources, and obligations due or anticipated within the next year. The restructuring actions taken in the first nine months of 2017 resulted in a decrease in operating expenses, excluding restructuring and asset impairment charges, of approximately $3.1 million and $6.7 million over the third quarter and first nine months of 2016, respectively.

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

During the three months ended September 30, 2017 we recorded net restructuring credits totaling approximately $0.2 million, primarily related to a reduction of $0.3 million related to the revision of our initial estimates of the cost and offsetting sublease income for the remaining lease obligations for the former New York, New York office. The sublease agreement was finalized in October 2017. This reduction was partially offset by the reclassification of other expenses primarily for legal costs related to the restructuring actions totaling approximately $0.1 million.

For the nine months ended September 30, 2017, we recorded restructuring charges totaling approximately $1.5 million, consisting of approximately $0.7 million in severance and related benefits, $0.6 million in facilities costs related to the termination of the Rochester lease obligations and the remaining lease obligations for the former New York and Arlington offices, and $0.2 million in other restructuring costs primarily related to fixed asset and prepaid expenses write-offs.

We estimated that we would receive a total of approximately $1.3 million in sublease payments to offset our remaining lease obligations, which extend until June 2021, of approximately $1.8 million. We expect to incur approximately $0.1 million in additional costs over the remaining life of our lease obligations, but we do not anticipate further major restructuring activities in the near future.

While the substantial doubt about our ability to continue as a going concern continued to exist at September 30, 2017, we had $11.9 million in cash and no debt obligations at the end of the quarter. In addition, the restructuring actions taken in the first nine months of 2017 resulted in a decrease in operating expenses, excluding restructuring and asset impairment charges, of approximately $3.1 million and $6.7 million over the third quarter and first nine months of 2016, respectively. During the first quarter of 2017, we announced a restructuring initiative with the goal of reducing our operating costs by an estimated $10 million from 2016 levels.  The intent of the restructuring strategy was to maximize operating cost reductions without sacrificing either our new product pipeline or potential long-term revenue growth. We continue to refine our cost savings estimate, and are now on track for a total cost reduction between $8.0 million and $9.0 million from the 2016 levels. Consequently, considering both quantitative and qualitative information, we continue to believe that the combination of our restructuring actions, current financial position, liquid resources, obligations due or anticipated within the next year, executive reorganization, and implementation of our sales channel strategy will return us to profitability in 2018 and effectively mitigates the substantial doubt about our ability to continue as a going concern.

Other income and expenses

Other income was $16 thousand for the third quarter of 2017, compared to other expenses of $16 thousand for the third quarter of 2016. The income for the three months ended September 30, 2017 primarily consisted of interest income on our cash balances and miscellaneous utility company rebates, partially offset by losses on the disposal of fixed assets. The expenses for the three months ended September 30, 2016 primarily consisted of losses on the disposal of fixed assets partially offset by interest income on our cash balances. Other expenses were $5 thousand and $7 thousand for the nine months ended September 30, 2017 and 2016, respectively. The expenses for the first nine months of 2017 and 2016 primarily consisted of losses on the disposal of fixed assets partially offset by interest income on our cash balances.

Provision for (benefit from) income taxes

Due to the operating losses incurred during the three and nine months ended September 30, 2017 and the three months ended September 30, 2016 and after application of the annual limitation set forth under Section 382 of the IRC, it was not necessary to record a provision for U.S. federal income tax or various states income taxes. The expense recorded for the three and nine months ended September 30, 2016, represents the adjustment of the 2015 provision to the actual tax on the 2015 returns, which were filed during the period.

Net (loss) income

For the three and nine months ended September 30, 2017, our net loss was $1.8 million and $9.4 million, respectively, compared to net loss of $3.2 million and $9.1 million for the three and nine months ended September 30, 2016, respectively. Lower net sales and changes in product mix in 2017, as compared to the same prior year periods, as well as the restructuring costs incurred in 2017 contributed to the difference in operating results.

Financial condition

While we had cash and cash equivalents of $11.9 million at September 30, 2017 and no debt, we have historically incurred substantial losses, and as of September 30, 2017, we had an accumulated deficit of $106.3 million. Additionally, three customers accounted for approximately 58 percent and 41 percent of net sales for the three and nine months ended September 30, 2017, respectively. Two customers accounted for approximately 52 percent and 43 percent of net sales for the three and nine months ended September 30, 2016, respectively.

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

Liquidity and capital resources
Cash and cash equivalents
At September 30, 2017, our cash and cash equivalents balance was approximately $11.9 million, compared to approximately $16.6 million at December 31, 2016. The balance at September 30, 2017 and December 31, 2016 included restricted cash of $0.3 million for a letter of credit requirement under a lease obligation.

The following summarizes cash flows from operating, investing, and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows (in thousands):

	Nine months ended September 30,
	2017	2016
Net cash used in operating activities	$(4,684)	$(13,650)

Net cash used in investing activities	$(57)	$(1,473)

Net cash provided by financing activities	$56	$77

Net cash used in operating activities

Net cash used in operating activities was $4.7 million for the nine months ended September 30, 2017, and resulted primarily from the net loss incurred of $9.4 million, adjusted for non-cash items, including: depreciation, stock-based compensation, and provisions for inventory and warranty reserves, and working capital changes. In the first nine months of 2017 trade accounts receivable decreased, due to the timing and volume of our shipments in December 2016 compared to September 2017. In addition, in the first nine months of 2017, inventory and trade accounts payable balances decreased, as we implemented a more disciplined purchasing strategy in 2017. Net cash used in operating activities was $13.7 million for the nine months ended September 30, 2016, and resulted from the net loss incurred of $9.1 million, as well as increased inventory balances to meet the demand for our commercial products that was slower than anticipated, higher prepaid expenses and other assets principally related to deposits on inventory purchases, and lower accrued sales commissions and incentives, as amounts accrued at December 31, 2015 were paid in the first quarter of 2016. These increases were partially offset by lower trade accounts receivable at September 30, 2016 compared to December 31, 2015. As a result of the timing of shipments in December 2015, the cash was not received until the first quarter of 2016.

Net cash used in investing activities

Net cash used in investing activities was $57 thousand for the nine months ended September 30, 2017, and resulted primarily from the purchase of software and equipment to support our website and marketing efforts, partially offset by proceeds received from the sale of certain computer equipment and reimbursements from our landlord for certain leasehold improvements. Net cash used in investing activities was $1.5 million for the nine months ended September 30, 2016, and resulted primarily from acquisitions of computer equipment and software and additional modules and functionality of our ERP system.

Net cash provided by financing activities

Net cash provided by financing activities was $56 thousand and $77 thousand for the nine months ended September 30, 2017 and 2016, respectively. Net cash provided by financing activities for the nine months ended September 30, 2017 and 2016 resulted from the proceeds received for the exercise of stock options and employee stock purchase plan purchases, partially offset by the effect of issuing and immediately repurchasing our stock for employee tax withholding related to restricted stock unit vesting and stock swap and hold stock option exercises.

Contractual obligations

In conjunction with our restructuring and cost cutting initiatives we evaluated opportunities to either terminate or renegotiate the contractual lease obligations for our Rochester, Minnesota, New York, New York, and Arlington, Virginia office locations. During the first quarter of 2017, we terminated the Rochester lease obligation for a payment of $19 thousand. We executed a sublease for the Arlington office in June 2017 and executed a sublease for the New York office in October 2017. Both the Arlington sublease and the New York sublease are at current market conditions for similar office rental properties. As we completely vacated these premises during the second quarter of 2017, we recognized the estimated present value of the remaining obligations on these leases adjusted for the anticipated subleases as restructuring expenses in our condensed consolidated financial statements. During the three months ended September 30, 2017 we recorded net restructuring credits totaling approximately $0.2 million, primarily related to a reduction of $0.3 million related to facilities costs for the remaining lease obligations for the former New York, New York office. The sublease agreement was finalized in October 2017. We estimated that we would receive a total of approximately $1.3 million in sublease payments to offset our remaining lease obligations of approximately $1.8 million, which extend until June 2021. Additional information regarding the facility restructuring is presented in Note 3 to our condensed consolidated financial statements titled, “Restructuring.”

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

For the three months ended September 30, 2017, one of the largest global healthcare systems located in Northeast Ohio and large energy services contracting company in our Southeastern sales region each accounted for approximately 23 percent of net sales. While the last contractually required stocking commitment under our exclusive distributor agreement with Atlantic Diving Supply, Inc. (“ADS”), a distributor for the U.S. Navy, was fulfilled in December 2016, sales to ADS for the three months ended September 30, 2017 accounted for approximately 12 percent of net sales, and when combined with non-exclusive sales to other distributors, sales of products for the U.S. Navy comprised approximately 20 percent of net sales for the same period. For the three months ended September 30, 2016, ADS accounted for approximately 40 percent of net sales and sales of products to the U.S. Navy comprised approximately 46 percent of net sales. In addition, another distributor of military maritime products to foreign navies accounted for approximately 12 percent of net sales for the three months ended September 30, 2016.

For the nine months ended September 30, 2017, the healthcare system located in Northeast Ohio and the energy services contracting company accounted for approximately 17 percent and 12 percent of net sales, respectively. While the last contractually required stocking commitment under our exclusive distributor agreement with ADS was fulfilled in December 2016, sales to ADS accounted for approximately 12 percent of net sales, and when combined with non-exclusive sales to other distributors, sales of products for the U.S. Navy comprised approximately 18 percent of net sales for the nine months ended September 30, 2017. For the nine months ended September 30, 2016, sales to ADS accounted for approximately 32 percent of net sales, and total sales of products for the U.S. Navy of approximately 40 percent of net sales. In addition, the healthcare system located in Northeast Ohio accounted for approximately 11 percent of net sales for the nine months ended September 30, 2016.

Our exclusive distributor agreement with ADS ended on March 31, 2017 and we are currently evaluating all sales channels within the military maritime market to broaden our sales opportunities.

The energy services contracting company and the global healthcare system located in Northeast Ohio accounted for approximately 28 percent and 18 percent of net trade accounts receivable, respectively, at September 30, 2017. At December 31, 2016, ADS and the global healthcare system located in Northeast Ohio accounted for approximately 63 percent and 10 percent of net trade accounts receivable, respectively.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective as of September 30, 2017.

(b) Changes in internal control over financial reporting

There has been no material change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the three months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ENERGY FOCUS, INC.

Date:	November 8, 2017	By:	/s/ Theodore L. Tewksbury III
Theodore L. Tewksbury III
Chairman, Chief Executive Officer and President

By:	/s/ Michael H. Port
Michael H. Port
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Documents

3.1	Certificate of Incorporation of Energy Focus, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 13, 2013).

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

*101
The following financial information from our Quarterly Report for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2017 and 2016, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2017, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, and (vi) the Notes to Condensed Consolidated Financial Statements.

*
Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.