Form 10-K
period 2017-12-31
ENERGY FOCUS, INC/DE
filed 2018-02-22
CIK 924168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate value of the Company’s common stock held by non-affiliates of the Company was approximately $29.1 million as of June 30, 2017, the last day of the Company’s most recently completed second fiscal quarter, when the last reported sales price was $2.63 per share.
Number of the registrant’s shares of common stock outstanding as of February 16, 2018: 11,889,517

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

•	our reliance on a limited number of customers for a significant portion of our revenue, and our ability to maintain or grow such sales levels;

•	our ability to implement and manage our growth plans to diversify our customer base, increase sales, and control expenses;

•	our ability to increase demand in our targeted markets and to manage sales cycles that are difficult to predict and may span several quarters;

•	our dependence on distributors and sales representatives, whose sales efforts may fluctuate and are not bound by long term commitments;

•	the timing of large customer orders and significant expenses, and fluctuations between demand and capacity, as we invest in growth opportunities;

•
our dependence on military maritime customers and on the levels of government funding available to such customers, as well as funding resources of our other customers in the public sector and commercial markets;

•	general economic conditions in the United States and in other markets in which we sell our products;

•	market acceptance of LED lighting technology;

•	the entrance of competitors in the market for the U.S. Navy products;

•	our ability to respond to new lighting technologies and market trends, and fulfill our warranty obligations with safe and reliable products;

•	any delays we may encounter in making new products available or fulfilling customer specifications;

•	our ability to compete effectively against companies with greater resources, lower cost structures, or more rapid development efforts;

•	our ability to protect our intellectual property rights and other confidential information, manage infringement claims by others, and the impact of any type of legal claim or dispute;

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

Over the past few years we have exited non-core businesses to focus our efforts on TLED products, starting with the sale of our pool lighting products business in 2013. During 2015 we exited our turnkey solutions business operated by our subsidiary, Energy Focus LED Solutions, LLC (“EFLS”), and exited our United Kingdom business through the sale of Crescent Lighting Limited (“CLL”), our wholly-owned subsidiary. As a result, we have reclassified all net sales and expenses associated with both EFLS and CLL from the Consolidated Statements of Operations and have reported the related net income (loss) as discontinued operations. Please refer to Note 4, “Discontinued Operations,” for more information on our disposition of these businesses.

Given the decline in our military maritime business, the changing competitive landscape of the U.S. Navy sales channel and the timing uncertainty of commercial sales growth, we implemented a restructuring initiative during the first quarter of 2017. The intent of the restructuring strategy was to maximize operating cost reductions without sacrificing either our new product pipeline or potential long-term revenue growth and return the Company to profitability. On February 19, 2017, the Board appointed Dr. Ted Tewksbury to serve as the Company’s Chairman of the Board, Chief Executive Officer and President to lead the Company’s restructuring efforts. Dr. Tewksbury, who holds M.S. and Ph.D. degrees in Electrical Engineering from MIT, is a well-seasoned semiconductor industry executive with experience in implementing and managing successful business restructurings.

The restructuring initiative included an organizational consolidation of management functions in order to streamline and better align the Company into a more focused, efficient, and cost-effective organization. The initiative also included the transition from our historical direct sales model, to an agency driven sales channel strategy in order to expand our market presence throughout the United States (“U.S.”). During 2017 we closed our New York, New York, Arlington, Virginia and Rochester, Minnesota and offices, reduced full-time equivalent headcount by 51 percent and significantly decreased operating expenses from 2016 levels (a net reduction of $8.4 million, which includes $1.8 million in offsetting restructuring and impairment charges). As of December 31, 2017, we had effectively transitioned our sales force to an agency driven sales channel, expanding our sales coverage to the entire U.S. through 6 geographic regions and 30 sales agents. As a result of this transition, we have substantially expanded from a primarily Midwest focus to build market presence and awareness in other regions of the U.S. with significant demand potential, including the Northeast, Southeast and California.

Our industry

We are committed to developing advanced LED technology solutions that enable our customers to run their facilities with greater energy efficiency, productivity and employee wellness. We strive to be the lighting retrofit technology solutions leader, providing high-quality, energy-efficient, “flicker-free”, long-lived, and mercury-free TLED products as retrofit solutions to replace existing linear fluorescent lamp products in general purpose lighting applications and HID lamps in low-bay and high bay lighting applications. We believe these applications represent a dominant portion of the LED lighting market and energy savings potential for our targeted commercial, industrial and military maritime markets.

The U.S. Department of Energy (“DOE”) has been a leading advocate of the solid-state lighting (“SSL”) revolution and has supported various studies forecasting the market penetration of LEDs in general lighting applications since 2002. Based on the DOE’s research, the case for the transition to LED lighting technology solutions is compelling. The DOE published their “Energy Saving Forecast of Solid-State Lighting in General Illumination Applications” in September 2016 (“DOE Report”), outlining the future path for SSL. Currently, fluorescent lighting systems represent almost half of all lighting energy consumption across all U.S. markets, creating a significant energy savings opportunity for LED lighting. The DOE’s market analysis assumes the market adoption of LED lighting will be driven by improvements in LED product efficacy, price and technological improvements, including connected lighting. The DOE Report defines connected lighting as an LED lighting system with integrated sensors and controllers that are networked, enabling lighting products within the system to communicate with each other and transmit data. If the DOE’s SSL Program Goal for LED efficacy for the U.S. are met and accelerated consumer adoption of connected lighting is achieved, the market penetration of LEDs is projected to drive a 75 percent reduction in U.S. energy consumption, the equivalent to the energy consumed by 45 million U.S. homes, in 2035 alone.

According to the DOE Report, the 75 percent reduction in energy will be driven largely by linear fixtures, including retrofit applications, and low and high bay product categories, principally in the commercial and industrial markets. The DOE Report further estimated the 2015 LED penetration rates in the U.S. for fixtures and low and high bay products was approximately three percent and six percent, respectively, increasing to penetration rates of 77 percent for fixtures and 86 percent for low and high bay products by 2035. The DOE Report further estimated commercial and industrial penetration rates between 8 and 12 percent in 2015, increasing to between 83 percent and 86 percent by 2035.

We estimate the 2017 North American commercial and industrial linear fixtures market, including retrofit applications, to be approximately $16.0 billion. While the overall revenue within linear fixture market is forecasted to decline at a 0.5 percent CAGR through 2026, LED lamps within this product category are forecast to increase at a 5.7 percent CAGR for the same time period. Within the commercial and industrial markets we estimate the 2017 overall penetration rate for LED lamps to approximate 21 percent. The estimated penetration rates for healthcare and education markets, two markets that value our high quality, high efficacy and less than one percent flicker, are estimated to be 14 percent and 26 percent, respectively. As the efficiency and cost of LED lighting continue to improve, we believe that market adoption will accelerate, particularly in commercial and industrial applications and that we are well positioned to capitalize on this market opportunity.

Our products

We design, develop, manufacture and market a wide variety of LED lighting technologies to serve our primary end markets, including the following:

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

The key features of our products are as follows:

•
Many of our products make use of proprietary optical and electronics delivery systems that enable high efficiencies with superior lighting qualities and proven records of extremely high product reliability.

•	Our products have exceptionally long life and are backed by a 10-year warranty.

•
Our products have extremely low flicker. Optical flicker, or fluctuations in brightness over time, is largely invisible to the human eye, but has been proven to exert stress on the human brain, causing headaches and eye strain, which reduce occupant comfort and productivity. The Institute of Electrical and Electronics Engineers (“IEEE”) one of the world's largest technical professional society promoting the development and application of electrotechnology and allied sciences for the benefit of humanity, recommends optical flicker of five percent or less. Our 500D series TLED products are certified by Underwriters Laboratories (“UL®”) as “low optical flicker, less than 1%”.

•	Many of our products meet the lighting efficiency standards mandated by the Energy Independence and Security Act of 2007.

•	Many of our products qualify for federal and state tax and rebate incentives for commercial consumers available in certain states.
We continue to invest in connected lighting research and development activities and partnerships as we seek to develop new connected lighting LED solutions. The DOE Report estimated that as of 2015 the penetration rates for any type of lighting controls to be 32 percent for commercial applications and six percent for industrial applications. Lighting controls, including dimming, sensor and daylighting technologies, can yield significant energy savings. The controllability of LED technology and the ability to integrate sensing, data processing and network interface hardware into our existing products will allow us to further differentiate our LED solutions and provide greater value to our customers.

Our strengths and strategy

Our LED products are more energy-efficient than traditional lighting products, such as incandescent bulbs and fluorescent lamps, and we believe they can provide significant long-term energy and maintenance cost savings, reduce carbon emissions and improve the sustainability profile of our customers.

Our strengths, which we believe provide a strategic competitive advantage, include the following:

•	a long research, engineering, and market developmental history, with broad and intimate understanding of lighting technologies and LED lighting applications;

•
owning and controlling the development, design, and construction of our TLED products to ensure we provide industry-leading LED products that offer premium performance with respect optical quality, efficacy, efficiency and power factor;

•	leading the industry in the development of ultra-low flicker TLEDs with less than one percent flicker

•	concentration on developing and providing high-quality, price competitive TLED lamps to replace fluorescent and HID lamps for commercial markets;

•	providing high quality and high performing LED and TLED products with a proven history of reliability; and

•	a deep understanding of the adoption dynamics and decision-making process for LED lighting products in existing commercial building markets.

Through our strengths, we seek to achieve the following objectives:

•
to be a streamlined and high-performing organization, focused on providing industry-leading LED lighting products with compelling, superior value propositions that generate energy savings, reduce carbon emissions, and improve health and well-being for our customers;

•	expand our market reach to further penetrate our target markets including healthcare, education, commercial, industrial and military maritime; and

•	sales growth to support sustainable and profitable financial performance.

Our strategy to achieve these objectives includes the following actions:

•	to utilize our patents and proprietary know-how to develop innovative LED lighting products that are differentiated by their quality, efficiency, reliability, adaptability and cost of ownership;

•	invest in product development resources and partnerships to develop and execute a strategic product pipeline for profitable and compelling energy-efficient LED lighting products;

•
expand our market presence through a network of trusted relationships with key sales agents throughout the United States in order to increase awareness and knowledge of our technology, product offerings and value proposition within our targeted markets;

•	maintain cost control discipline without sacrificing either new product pipeline or potential long-term revenue growth; and

•	continue our efforts to reduce product cost and drive further operating efficiencies.

Sales and marketing

Historically our products were sold through a direct sales model, which included a combination of direct sales employees, electrical and lighting contractors, and distributors. The 2017 restructuring initiative included the transition to an agency driven sales channel strategy in order to expand our market presence throughout the U.S. As of December 31, 2017, we had effectively transitioned our sales force to an agency driven sales channel, expanding our sales coverage to the entire U.S. through six geographic regions and 30 sales agents. As a result of this transition, we have substantially expanded from a primarily Midwest focus to build market presence and awareness in other regions of the U.S. with significant demand potential, including the Northeast, Southeast and California.

Targeted vertical markets
We focus on markets where the economic benefits and technical specifications of our lighting product offerings are most compelling. Our LED lighting products fall into two separate applications, commercial markets, focused on quality, efficacy, total cost of ownership and return on investment, and military maritime markets, requiring higher military specifications for durability and dependability.
With the introduction of our military Intellitube® product in 2011, our results had been driven by our military maritime market, accounting for approximately 78 percent of our net sales for the year-ended December 31, 2015. The military maritime competitive landscape changed in late 2016 and we are no longer the only qualified TLED provider for the U.S. Navy. Additionally, we believe that the military maritime market for our military Intellitube® product is limited as we estimate that 50 percent of the Navy’s potentially replaceable fluorescent tubes had been retrofitted with our military Intellitube® product through December 31, 2017. Accordingly, for the years ended December 31, 2017 and 2016 our military maritime market accounted for 23 percent and 52 percent of our net sales, respectively. We continue to diversify our military maritime business through the development of LED fixtures, globe and berth lights and our continued efforts to expand sales beyond the U.S. Navy into foreign navies, the military sealift command, U.S. Coast Guard, commercial shipping companies, and military bases.
In light of the changing military maritime market, over the past three years we have been focused on expanding our commercial and industrial market presence where the economic benefits and technical specifications of our lighting product offerings are compelling, such as the healthcare, education and industrial verticals.

Given the 24/7 lighting requirements of hospital systems we believe that our LED solutions offer the quality, performance, long lifetime, return on investment and low flicker lightning that is particularly attractive to this target market. Since 2015 we have been the trusted LED lighting partner for a major northeast Ohio hospital system and as a result of our continued success, we have been able to leverage this relationship to introduce our lighting solutions and value proposition to an increasing number of hospital systems. We further believe that the strength of our agency relationships will allow us to further penetrate this market on a regional basis. As of December 31, 2017, we estimate that the LED penetration rate within the healthcare market is approximately 14 percent.
As we advocate for the benefits of low flicker LED lighting in schools, both in terms of energy-efficiency and in creating a healthy and effective learning environment, we continue to receive orders to retrofit local school districts, colleges and universities. Again, we believe that our relationships with our sales agents will allow us to further build awareness of the benefits of low flicker LED lighting, helping us to drive further penetration in this market. As of December 31, 2017, we estimate that the LED penetration rate within the education market is approximately 26 percent.

Low and high bay applications are generally used in commercial and industrial markets to provide light to large open areas like big-box retail stores, warehouses and manufacturing facilities. In the past few years, technological and cost improvements have allowed LED low and high bay applications to be more competitive against traditional low and high bay applications. In the industrial market in particular, due to the usage of HID lighting, the energy savings that can be achieved by switching to our LED products could be substantial and we believe we have attractive product offerings in this space.

Concentration of sales

Consistent with our efforts to diversify our customer base, three customers accounted for 48.4 percent, of net sales in 2017, compared to two customers accounting for 47.4 percent of net sales in 2016. In 2017, our commercial sales accounted for 76.7 percent of net sales while sales of our military maritime products accounted for 23.3 percent. In 2017, two commercial customers, a major northeastern Ohio hospital system and a large regional retrofit company accounted for 18.3 percent, and 12.8 percent of net sales, respectively, while sales to distributors to the U.S. Navy represented 22.0 percent of net sales. No other customers accounted for more than 10 percent of our net sales in 2017.

Competition

Our LED lighting products compete against a variety of lighting products, including conventional light sources such as compact fluorescent lamps and HID lamps, as well as other TLEDs and full fixture lighting products. Our ability to compete depends substantially upon the superior performance and lower total cost of ownership of our products. Principal competitors in our markets include large lamp manufacturers and lighting fixture companies based in the U.S., as well as TLED manufacturers mostly based in Asia, whose financial resources may substantially exceed and cost structure may be well below ours. These competitors may introduce new or improved products that may reduce or eliminate some of the competitive advantage of our products. We anticipate that the competition for our products will also come from new technologies that offer increased energy efficiency, lower maintenance costs, and/or advanced features. We compete with LED systems produced by large lighting companies such as Philips Lighting, CREE, Osram Sylvania and GE Lighting, as well as, smaller manufacturers or distributors such as LED Smart, Revolution Lighting Technologies and Orion Energy Systems. Some of these competitors offer products with performance characteristics similar to those of our products.

Manufacturing and suppliers

We produce our lighting products and systems through a combination of internal manufacturing and assembly at our Solon, Ohio facility, and sourced finished goods, manufactured to our specifications. Our internal lighting system manufacturing consists primarily of final assembly, testing, and quality control. We have worked with several vendors to design custom components to meet our specific needs. Our quality assurance program provides for testing of all sub-assemblies at key stages in the assembly process, as well as testing of finished products produced both internally and sourced through third parties.

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

Product development

Product development is a key area of operating focus and competitive differentiation for us and we are dedicated to designing and developing industry leading LED lighting products. Gross product development expenses for the years ended December 31, 2017, 2016, and 2015 were $2.9 million, $3.6 million, and $3.0 million respectively.

Intellectual property

We have a policy of seeking to protect our intellectual property through patents, license agreements, trademark registrations, confidential disclosure agreements, and trade secrets as management deems appropriate. We have approximately 10 patents that we consider key to our current product lines. Additionally, we have various pending United States patent applications, and various pending Patent Cooperation Treaty patent applications filed with the World Intellectual Property Organization that serve as the basis for national patent filings in countries of interest. Our issued patents expire at various times through July 2032. Generally, the term of patent protection is twenty years from the earliest effective filing date of the patent application. There can be no assurance; however, that our issued patents are valid or that any patents applied for will be issued, and that our competitors or clients will not copy aspects of our lighting systems or obtain information that we regard as proprietary. There can also be no assurance that others will not independently develop products similar to ours. The laws of some foreign countries in which we manufacture, sell or may sell our products do not protect proprietary rights to products to the same extent as the laws of the United States.

Insurance

All of our properties and equipment are covered by insurance and we believe that such insurance is adequate. In addition, we maintain general liability and workers’ compensation insurance in amounts we believe to be consistent with our risk of loss and industry practice.

Employees

At December 31, 2017, we had 74 full-time employees, seven of whom were located in Taiwan and 67 in the United States. None of our employees are subject to collective bargaining agreements.

Business segments

We currently operate in a single business segment that includes the marketing and sale of commercial and military maritime lighting products. Please refer to Note 4, “Discontinued Operations” and Note 12, “Product and Geographic Information,” included in Item 8 of this Annual Report, for additional information.

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

We have incurred substantial losses in the past and reported net losses from continuing operations of $11.3 million and $16.9 million for the years ended December 31, 2017 and 2016. As of December 31, 2017, we had cash and cash equivalents of approximately $10.8 million and an accumulated deficit of $108.2 million.

In order for us to operate our business profitably, we need to continue to expand our market presence to further penetrate our targeted vertical markets, maintain cost control discipline without sacrificing either new product pipeline or potential long-term revenue growth, continue our efforts to reduce product cost, drive further operating efficiencies and develop and execute a strategic product pipeline for profitable and compelling energy-efficient LED lighting products. There is a risk that our strategy to return to profitability may not be as successful as we envision. If our operations do not achieve, or we experience an unanticipated delay in achieving, our intended level and pace of profitability, we may require additional funding.

We may require additional financing, and we may not be able to raise funds on favorable terms or at all.

As of December 31, 2017, we had cash and cash equivalents of approximately $10.8 million, and for the year ended December 31, 2017, we reported a net loss from continuing operations of $11.3 million. During the quarter ended September 30, 2015, we raised approximately $23.6 million from a follow-on offering of 1,500,000 shares of common stock. The proceeds from that offering will continue to provide funding for the near-term, however, there is a risk that we will require additional external financing if our business does not generate adequate cash flow or if our business plans change or require more investment than we currently anticipate.

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

Historically our customer base has been highly concentrated and one or a few customers have represented a substantial portion of our net sales. In 2017, two commercial customers, a major northeastern Ohio hospital system and a large regional retrofit company accounted for 18.3 percent, and 12.8 percent of net sales, respectively, while sales to distributors to the U.S. Navy represented 22.0 percent of net sales. We generally do not have long-term contracts with our customers that commit them to purchase any minimum amount of our products or require them to continue to do business with us. We could lose business from any one of our significant customer for a variety of reasons, many of which are outside of our control, including, changes in levels of government funding and rebate programs, our inability to comply with government contracting laws and regulations, changes in customers’ procurement strategies or their lighting retrofit plans, changes in product specifications, additional competitors entering particular markets, our failure to keep pace with technological advances and cost reductions, and damage to our professional reputation, among others.

We are attempting to expand and diversify our customer base, reducing the dependence on one or a few customers, through the implementation of our agency driven sales channel strategy. Although as of December 31, 2017, we had effectively transitioned our sales force to an agency driven sales channel, expanding our sales coverage to the entire U.S. through six geographic regions and 30 sales agents, our efforts to expand our customer base are generally in the early stages, and we cannot provide any assurance we will be successful. We anticipate that a limited number of customers could continue to comprise a substantial portion of our revenue for the foreseeable future. If we continue to do business with our significant customers, our concentration can cause variability in our results because we cannot control the timing or amounts of their purchases. If a significant customer ceases to do or drastically reduces its business with us, these events can occur with little or no notice and could adversely affect our results of operations and cash flows in particular periods.

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

Our ability to achieve our desired growth depends on the adoption of LEDs within the general lighting market and our ability to affect and adapt to this rate of adoption. The pace of continued growth in this market is uncertain, and in order to grow, we may need to:

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

These efforts to grow our business, both in terms of size and in diversity of customer bases served, may put a significant strain on our resources. During 2017, we implemented comprehensive cost-saving initiatives to reduce our net loss and mitigate doubt about our ability to continue as a going concern. These initiatives have improved efficiency and streamlined our operations, but future growth may exceed our current capacity and require rapid expansion in certain functional areas.

We may lack sufficient funding to appropriately expand or incur significant expenses as we attempt to scale our resources and make investments in our business that we believe are necessary to achieve long-term growth goals. Such investments take time to become fully operational, and we may not be able to expand quickly enough to exploit targeted market opportunities. In addition to our own manufacturing capacity, we are increasingly utilizing contract manufacturers and original design manufacturers (“ODMs”) to produce our products for us. There are also inherent execution risks in expanding product lines and production capacity, whether through our facilities or that of a third-party manufacturer, that could increase costs and reduce our operating results, including design and construction cost overruns, poor production process yields and reduced quality control. If we are unable to fund any necessary expansion or manage our growth effectively, we may not be able to adequately meet demand, our expenses could increase without a proportionate increase in revenue, our margins could decrease, and our business and results of operations could be adversely affected.

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

If customer demand does not materialize at the rate forecasted, we may not be able to scale back our manufacturing expenses or overhead costs to correspond to the demand. This could result in lower margins and adversely impact our business and results of operations. Additionally, if product demand decreases or we fail to forecast demand accurately, our results may be adversely impacted due to higher costs resulting from lower factory utilization, causing higher fixed costs per unit produced. In addition, our efforts to improve quoted delivery lead-time performance may result in corresponding reductions in order backlog. A decline in backlog levels could result in more variability and less predictability in our quarter-to-quarter net sales and operating results.

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

Our past operating results may not be accurate indicators of future performance, and you should not rely on such results to predict our future performance. Our operating results have fluctuated significantly in the past, and could fluctuate in the future. Factors that may contribute to fluctuations include:

•	changes in aggregate capital spending, cyclicality and other economic conditions, or domestic and international demand in the industries;

•	the timing of large customer orders to which we may have limited visibility and cannot control;

•	competition for our products, including the entry of new competitors and significant declines in competitive pricing;

•	our ability to effectively manage our working capital;

•	our ability to generate increased demand in our targeted markets, particularly those in which we have limited experience;

•	our ability to satisfy consumer demands in a timely and cost-effective manner;

•	pricing and availability of labor and materials;

•	quality testing and reliability of new products;

•	our inability to adjust certain fixed costs and expenses for changes in demand and the timing and significance of expenditures that may be incurred to facilitate our growth;

•	seasonal fluctuations in demand and our revenue; and

•	disruption in component supply from foreign vendors.

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

A portion of our business is dependent upon the existence of government funding, which may not be available into the future and could result in a reduction in sales and harm to our business.

Some of our customers are dependent on governmental funding, including foreign allied navies and U.S. military bases. If any of these other target customers abandon, curtail, or delay planned LED lighting retrofit projects as a result of the levels of funding available to them or changes in budget priorities, it would adversely affect our opportunities to generate product sales.

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

In addition, we will need to keep pace with rapid changes in LED technology, changing customer requirements, new product introductions by competitors and evolving industry standards, any of which could render our existing products obsolete if we fail to respond in a timely manner. The development, introduction, and acceptance of new products incorporating advanced technology is a complex process subject to numerous uncertainties, including:

•	achievement of technology breakthroughs required to make commercially viable devices;

•	the accuracy of our predictions for market requirements;

•	our ability to predict, influence, and/or react to evolving standards;

•	acceptance of our new product designs;

•	acceptance of new technologies in certain markets;

•	the combination of other desired technological advances with lighting products, such as controls;

•	the availability of qualified research and development personnel;

•	our timely completion of product designs and development;

•	our ability to develop repeatable processes to manufacture new products in sufficient quantities, with the desired specifications, and at competitive costs;

•	our ability to effectively transfer products and technology from development to manufacturing; and

•	market acceptance of our products.

We could experience delays in the introduction of new products. We could also devote substantial resources to the development of new technologies or products that are ultimately not successful.

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

The lighting industry is highly competitive. In the high-performance lighting markets in which we sell our advanced lighting systems, our products compete with lighting products utilizing traditional lighting technology provided by many vendors. For sales of military maritime products, we compete with a small number of qualified military lighting lamp and fixture suppliers. In certain commercial applications, we typically compete with LED systems produced by large lighting companies. Our primary competitors include Royal Philips, CREE, Inc., Osram Sylvania, LED Smart, Revolution Lighting Technologies and Orion Energy Systems, Inc. Some of these competitors offer products with performance characteristics similar to those of our products. Many of our competitors are larger, more established companies with greater resources to devote to research and development, manufacturing and marketing, as well as greater brand recognition. In addition, larger competitors who purchase greater unit volumes from component suppliers may be able to negotiate lower bill of material costs, thereby enabling them to offer lower pricing to end customers. Moreover, the relatively low barriers to entry into the lighting industry and the limited proprietary nature of many lighting products also permit new competitors to enter the industry easily and with lower costs.

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

We face attempts by others to gain unauthorized access to our information technology systems on which we maintain proprietary and other confidential information. Our security measures may be breached as the result of industrial or other espionage actions of outside parties, employee error, malfeasance or otherwise, and as a result, an unauthorized party may obtain access to our systems. Additionally, outside parties may attempt to access our confidential information through other means, for example by fraudulently inducing our employees to disclose confidential information. We actively seek to prevent, detect and investigate any unauthorized access, which occasionally occurs despite our best efforts. We might be unaware of any such access or unable to determine its magnitude and effects. The theft, corruption and/or unauthorized use or publication of our trade secrets and other confidential business information as a result of such an incident could adversely affect our competitive position and the value of our investment in research and development could be reduced. Our business could be subject to significant disruption, widespread negative publicity and a loss of customers, and we could suffer legal liabilities and monetary or other losses.

If critical components and finished products that we currently purchase from a small number of third-party suppliers become unavailable or increase in price, or if our suppliers or delivery channels fail to meet our requirements for quality, quantity, and timeliness, our revenue and reputation in the marketplace could be harmed, which would damage our business.

In an effort to reduce manufacturing costs, we have outsourced the production of certain parts and components, as well as finished goods in our product lines, to a small number of vendors in various locations throughout the world, primarily in the United States, Taiwan and China. We generally purchase these sole or limited source items with purchase orders, and we have limited guaranteed supply arrangements with such suppliers. While we believe alternative sources for these components and products are available, we have selected these particular suppliers based on their ability to consistently provide the best quality product at the most cost-effective price, to meet our specifications, and to deliver within scheduled time frames. We do not control the time and resources that these suppliers devote to our business, and we cannot be sure that these suppliers will perform their obligations to us. If our suppliers fail to perform their obligations in a timely manner or at satisfactory quality levels, we may suffer lost sales, reductions in revenue and damage to our reputation in the market, all of which would adversely affect our business. As our demand for our products fluctuates and can be hard to predict, we may not need a sustained level of inventory, which may cause financial hardship for our suppliers or they may need to divert production capacity elsewhere. In the past, we have had to purchase quantities of certain components that are critical to our product manufacturing and were in excess of our estimated near-term requirements as a result of supplier delivery constraints and concerns over component availability, and we may need to do so in the future. As a result, we have had, and may need to continue, to devote additional working capital to support a large amount of component and raw material inventory that may not be used over a reasonable period to produce saleable products, and we may be required to increase our excess and obsolete inventory reserves to provide for these excess quantities, particularly if demand for our products does not meet our expectations.

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

We depend on independent agents and sales representatives for a substantial portion of our net sales, and the failure to manage our relationships with these third parties, or the termination of these relationships, could cause our net sales to decline and harm our business.

Our 2017 restructuring initiative included the transition to an agency driven sales channel strategy in order to expand our market presence throughout the U.S. As of December 31, 2017, we had effectively transitioned our sales force to an agency driven sales channel, expanding our sales coverage to the entire U.S. through six geographic regions and 30 sales agents. As a result, we have increased our reliance on independent sales agent channels to market and sell our products. In addition, these parties provide technical sales support to end-users. The current agreements with our agents are generally non-exclusive, meaning they can sell products of our competitors. Any such agreements we enter into in the future may be on similar terms. Our agents may not be motivated to or successfully pursue the sales opportunities available to them, or they may prefer to sell or be more familiar with the products of our competitors. If our agents do not achieve our sales objectives or these relationships take significant time to develop, our revenue may decline, fail to grow or not increase as rapidly as we intend in order to achieve profitability and grow our business.

Furthermore, our agreements are generally short-term, and can be cancelled by either party without significant financial consequence. The termination of or the inability to negotiate extensions of these contracts on acceptable terms could adversely impact sales of our products. Additionally, we cannot be certain that we or end-users will be satisfied by their performance. If these agents significantly change their terms with us, or change their end-user relationships, there could be a significant impact on our net sales and profits.

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

We outsource the production of certain parts and components, as well as finished goods in certain product lines, to a small number of vendors in various locations outside of the United States, including Taiwan and China. Although we do not currently generate significant sales from customers outside the United States, we are targeting foreign allied navies as a potential opportunity to generate additional sales of our military products.

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

To a large extent, our future success will depend on the continued contributions of certain employees, such as our current Executive Chairman, Chief Executive Officer and President and Chief Financial Officer. We have had significant turnover in our management team and other employees since 2013 and cannot be certain that these and other key employees will continue in their respective capacities for any period of time, and these employees may be difficult to replace. Our future success will also depend on our ability to attract and retain qualified technical, sales, marketing, and management personnel, for whom competition is very intense. As we attempt to rapidly grow our business, it could be especially difficult to attract and retain sufficient qualified personnel, especially in light of our lean cost-structure. The loss of, or failure to attract, hire, and retain any such persons could delay product development cycles, disrupt our operations, increase our costs, or otherwise harm our business or results of operations.

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

As a public company reporting to the Securities and Exchange Commission, we are subject to the reporting requirements of the Securities Exchange Act of 1934, and the Sarbanes-Oxley Act of 2002, including section 404(a) that requires that we annually evaluate and report on our systems of internal controls. If material weaknesses or significant deficiencies in our internal controls are discovered or occur in the future, our financial statements may contain material misstatements and we could be required to restate our financial results. This could result in a decrease in our stock price, securities litigation, and the diversion of significant management and financial resources.

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

Our common stock is “thinly-traded” and we have a relatively small public float, which increases volatility in the share price and makes it difficult for investors to buy or sell shares in the public market without materially affecting our share price. Since our listing on the NASDAQ Capital Market in August 2014, our market price has ranged from a low of $1.51 to a high of $29.20 and continues to experience significant volatility. Broad market and industry factors also may adversely affect the market price of our common stock, regardless of our actual operating performance. Factors that could cause wide fluctuations in our stock price may include, among other things:

•	general economic conditions and trends;

•	addition or loss of significant customers and the timing of significant customer purchases;

•	actual or anticipated variations in our financial condition and operating results;

•	market expectations following period of rapid growth;

•	our ability to effectively manage our growth and the significance and timing of associated expenses;

•	unanticipated impairments and other changes that reduce our earnings;

•	overall conditions or trends in our industry;

•	the entry or exit of new competitors into our target markets;

•	any litigation or legal claims;

•	the terms and amount of any additional financing that we may obtain, if any;

•	unfavorable publicity;

•	additions or departures of key personnel;

•	changes in the estimates of our operating results or changes in recommendations by any securities or industry analysts that elect to follow our common stock; and

•	sales of our common stock by us or our stockholders, including sales by our directors and officers.

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

We are authorized to issue 30,000,000 shares of common stock, of which 11,889,517 shares were issued and outstanding as of December 31, 2017. Our Board of Directors has the authority, without action or vote of our stockholders, to issue authorized but unissued shares subject to the rules of the NASDAQ Capital Market. In addition, in order to raise capital or acquire businesses in the future, we may need to issue securities that are convertible or exchangeable for shares of our common stock. Any such issuances could be made at a price that reflects a discount to the then-current trading price of our common stock. These issuances could be dilutive to our existing stockholders and cause the market price of our common stock to decline.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices and our manufacturing facility are located in an approximately 117,000 square foot facility in Solon, Ohio, under a lease agreement expiring on June 30, 2022. We believe this facility is adequate to support our current and anticipated operations.

As part of our 2017 restructuring initiatives, we closed our New York, New York, Arlington, Virginia and Rochester, Minnesota offices.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be involved in legal proceedings arising from the normal course of business. See Note 14, “Legal Matters,” included in Item 8 of this Annual Report.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.
Executive officers of the registrant

The following is the name, age, and present position of each of our current executive officers, as well as all prior positions held by each of them during the last five years and when each of them was first elected or appointed as an executive officer:

Name	Age	Current position and business experience

Theodore L. Tewksbury III, Ph.D.	61	Chairman of the Board, Chief Executive Officer and President – February 2017 to present
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

Michael H. Port	53	Chief Financial Officer – March 2017 to present
		Interim Chief Financial Officer – August 2016 to December 2016
		Corporate Controller – July 2015 to March 2017

Mr. Port served as Energy Focus’s Controller from July 2015 to March 2017 and as Interim Chief Financial Officer and Secretary from August to December 2016. From 2010 to July 2015, Mr. Port was a consultant with Resources Global Professionals, a multinational professional services firm, during which time he specialized in filling roles such as Interim CFO, Controller and Director of External Reporting for industrial and manufacturing customers, including interim Controller of the Company from April to July 2015. Prior to joining Resources Global Professionals, Mr. Port held various senior level executive positions at both private and public companies, including Mork Process, Inc., an international manufacturer of industrial cleaning equipment, Oglebay Norton Company, a shipping and industrial minerals company, and Hitachi Medical Systems of America, a distributor of diagnostic imaging products. He began his career at Ernst & Young, focusing on entrepreneurial growth companies. Mr. Port, a certified public accountant, received a B.S.B.A. degree in Accounting from The Ohio State University and earned his Master’s degree in Business Administration from Case Western Reserve University.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on The NASDAQ Capital Market (“NASDAQ”) under the symbol “EFOI.”

The following table sets forth the high and low market sales prices per share for our common stock for the years ended December 31, 2017 and 2016 as reported by NASDAQ:

	High	Low

First quarter 2017	$5.18	$3.03
Second quarter 2017	3.52	2.32
Third quarter 2017	3.24	1.51
Fourth quarter 2017	3.46	2.00

First quarter 2016	$13.80	$6.55
Second quarter 2016	8.54	5.50
Third quarter 2016	6.32	3.61
Fourth quarter 2016	5.37	2.95

Stockholders

There were approximately 86 holders of record of our common stock as of February 16, 2018, however, a large number of our stockholders hold their stock in “street name” in brokerage accounts. Therefore, they do not appear on the stockholder list maintained by our transfer agent.

Dividends

We have not declared or paid any cash dividends, and do not anticipate paying cash dividends in the near future.

Securities authorized for issuance under equity compensation plans

The following table details information regarding our existing equity compensation plans as of December 31, 2017:

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	554,654	$5.76	(2)	2,226,130	(1)

(1)
Includes 427,437 shares available for issuance under the 2013 Employee Stock Purchase Plan and 1,798,693 shares available for issuance under our 2014 Stock Incentive Plan, which may be issued in the form of options, restricted stock, restricted stock units, and other equity-based awards.

(2)	Does not include 306,142 shares that are restricted stock units and do not have an exercise price.

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

SELECTED FINANCIAL DATA
(amounts in thousands, except per share data)

	2017	2016	2015	2014	2013

OPERATING SUMMARY
Net sales	$19,846	$30,998	$64,403	$22,700	$9,423
Gross profit	4,821	7,677	29,292	7,778	2,078
Loss on impairment	185	857	—	—	608
Restructuring	1,662	—	—	—	—
Net (loss) income from continuing operations	(11,267)	(16,875)	9,471	(4,246)	(5,907)
(Loss) income from discontinued operations	—	(12)	(691)	(1,599)	3,546
Net (loss) income	(11,267)	(16,887)	8,780	(5,845)	(2,361)
Net (loss) income per share - basic:
From continuing operations	$(0.95)	$(1.45)	$0.91	$(0.55)	$(1.24)
From discontinued operations	—	—	(0.07)	(0.20)	0.74
Total	(0.95)	(1.45)	0.84	(0.75)	(0.50)
Net (loss) income per share - diluted:
From continuing operations	$(0.95)	$(1.45)	$0.88	$(0.55)	$(1.24)
From discontinued operations	—	—	(0.06)	(0.20)	0.74
Total	(0.95)	(1.45)	0.82	(0.75)	(0.50)
Shares used in net (loss) income per share calculation:
Basic	11,806	11,673	10,413	7,816	4,779
Diluted	11,806	11,673	10,752	7,816	4,779
FINANCIAL POSITION SUMMARY
Total assets	$22,151	$34,978	$55,702	$19,496	$12,808
Cash and cash equivalents	10,761	16,629	34,640	7,435	1,890
Credit line borrowings	—	—	—	453	—
Current maturities of long-term debt	—	—	—	—	59
Long-term debt, net of current maturities	—	—	—	70	4,011
Stockholders' equity	19,292	29,938	45,320	9,773	2,924
Common shares outstanding	11,890	11,711	11,649	9,424	5,142

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

Over the past few years we have exited non-core businesses to focus our efforts on TLED products, starting with the sale of our pool lighting products business in 2013. During 2015 we exited our turnkey solutions business operated by our subsidiary, Energy Focus LED Solutions, LLC (“EFLS”), and exited our United Kingdom business through the sale of Crescent Lighting Limited (“CLL”), our wholly-owned subsidiary. As a result, we have reclassified all net sales and expenses associated with both EFLS and CLL from the Consolidated Statements of Operations and have reported the related net income (loss) as discontinued operations. Please refer to Note 4, “Discontinued Operations,” for more information on our disposition of these businesses.

During 2016, we were impacted by a slowdown in demand from U.S. Navy compared to the rapid pace of 2015 when we experienced record high military maritime sales of $50.1 million. We experienced a year-over-year decrease in military maritime sales of 67.7 percent from 2015 to 2016 and, as a result we re-evaluated the economics of manufacturing components versus purchasing them and ceased using certain specialized manufacturing equipment and software used in the manufacture of our military Intellitube® product. Accordingly, we recorded an impairment loss of $0.9 million to adjust the carrying value of the equipment and software to its net realizable value, as of December 31, 2016. In 2017, we recorded an additional impairment loss of $0.2 million to adjust the carrying value of the equipment and software to the current expected net realizable value. We continue to actively market the equipment and software for sale and expect to complete a sale in the first quarter of 2018.

Additionally, we had initiated an aggressive inventory procurement plan during 2016 in order to meet expected commercial sales growth, which did not materialize. As a result, our gross inventory levels increased $5.0 million as of December 31, 2016 compared to December 31, 2015. In accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), we evaluated our 2016 year-end inventory quantities for excess levels and potential obsolescence after evaluation of historical sales, current economic trends, forecasted sales and product lifecycles and charged $3.3 million to cost of sales from continuing operations for excess and obsolete inventories, as compared to $1.7 million in 2015.

Given the decline in our military maritime business, the changing competitive landscape of the U.S. Navy sales channel and the timing uncertainty of commercial sales growth, we implemented a restructuring initiative during the first quarter of 2017. The intent of the restructuring strategy was to maximize operating cost reductions without sacrificing either our new product pipeline or potential long-term revenue growth and return the Company to profitability. On February 19, 2017, the Board appointed Dr. Ted Tewksbury to serve as the Company’s Chairman of the Board, Chief Executive Officer and President to lead the Company’s restructuring efforts. Dr. Tewksbury, who holds M.S. and Ph.D. degrees in Electrical Engineering from MIT, is a well-seasoned semiconductor industry executive with experience in implementing and managing successful business restructurings.

The restructuring initiative included an organizational consolidation of management functions in order to streamline and better align the Company into a more focused, efficient, and cost-effective organization. The initiative also included the transition from our historical direct sales model to an agency driven sales channel strategy in order to expand our market presence throughout the U.S. During 2017 we closed our New York, New York, Arlington, Virginia and Rochester, Minnesota offices, reduced full-time equivalent headcount by 51% and significantly decreased operating expenses from 2016 levels (a net reduction of $8.4 million, which includes $1.8 million in offsetting restructuring and impairment charges). As of December 31, 2017, we had effectively transitioned our sales force to an agency driven sales channel, expanding our sales coverage to the entire U.S. through six geographic regions and 30 sales agents. As a result of this transition, we have substantially expanded from a primarily Midwest focus to build market presence and awareness in other regions of the U.S. with significant demand potential, including the Northeast, Southeast and California.

While substantial doubt about our ability to continue as a going concern continued to exist at December 31, 2017, we had $10.8 million in cash and no debt obligations at the end of the year. Consequently, considering both quantitative and qualitative information, we continue to believe that the combination of our restructuring actions, current financial position, liquid resources, obligations due or anticipated within the next year, executive reorganization, and implementation of our sales channel strategy will return us to profitability in 2018 and effectively mitigate the substantial doubt about our ability to continue as a going concern.

Results of operations

The following table sets forth the percentage of net sales represented by certain items reflected on our Consolidated Statements of Operations for the following periods:

	2017	2016	2015

Net sales	100.0%	100.0%	100.0%
Cost of sales	75.7	75.2	54.5
Gross profit	24.3	24.8	45.5

Operating expenses:
Product development	14.8	11.4	4.4
Selling, general, and administrative	57.0	64.9	26.1
Loss on impairment	0.9	2.8	—
Restructuring	8.4	—	—
Total operating expenses	81.1	79.1	30.5
(Loss) income from operations	(56.8)	(54.3)	15.0

Other expense (income):
Interest expense	—	—	0.1
Other expenses (income)	0.4	—	(0.1)
(Loss) income from continuing operations before income taxes	(57.3)	(54.3)	15.0
(Benefit from) provision for income taxes	(0.5)	0.2	0.2
Net (loss) income from continuing operations	(56.8)	(54.5)	14.8

Discontinued operations:
Loss from discontinued operations	—	—	(0.3)
Loss on sale of discontinued operations	—	—	(0.8)
(Loss) income from discontinued operations before income taxes	—	—	(1.1)
Benefit from income taxes	—	—	—
Loss from discontinued operations	—	—	(1.1)

Net (loss) income	(56.8)%	(54.5)%	13.7%

Net sales

A further breakdown of our net sales by product line is as follows (in thousands):

	2017	2016	2015

Commercial	$15,217	$14,809	$14,156
Military maritime	4,629	16,189	50,128
R&D Services	—	—	119
Total net sales	$19,846	$30,998	$64,403

While our net sales of $19.8 million in 2017 decreased 36.0 percent compared to 2016, our commercial sales increased 2.8 percent reflecting our continued efforts to penetrate our targeted vertical markets. Overall demand for our military maritime products increased during 2017 compared to 2016, but our distributor for the U.S. Navy had the ability to satisfy that demand with inventory they had purchased during 2016 under an exclusive distribution agreement that ended on March 31, 2017. As a result, our 2017 military maritime sales decreased 71.4 percent compared 2016.

Net sales of $31.0 million in 2016 decreased 51.9 percent in comparison to $64.4 million in 2015, primarily due to a $33.9 million decrease in military maritime sales. This decrease was the result of high-volume sales to distributors for the U.S. Navy during 2015. Commercial sales increased $0.7 million, or 4.6 percent, in 2016 compared to 2015, as we continued our efforts to diversify and expand our commercial market. R&D services decreased by $0.1 million, as we completed work on research contracts and grants in 2015.

International sales

With the sale of our United Kingdom subsidiary CLL in 2015, we no longer generate significant sales from customers outside the United States. International net sales accounted for approximately two percent, four percent, and less than one percent of net sales in 2017, 2016, and 2015, respectively. The effect of changes in currency exchange rates was not material in 2017, 2016, and 2015.

Gross profit

Gross profit was $4.8 million in 2017, compared to $7.7 million in 2016. The year-over-year decline in gross profit was principally driven by lower sales volumes and changes in mix between our commercial and military maritime products, as sales of our commercial products represented 76.7 percent of total net sales in 2017 compared to 47.8 percent in 2016. Our 2017 gross profit as a percent of net sales of 24.3 percent was comparable with our 2016 gross profit as a percent of net sales of 24.8 percent. As a result of our 2017 restructuring initiative and our efforts to improve operating efficiencies, we were successful in maintaining our manufacturing overhead as a percentage of net sales to 2016 levels, in spite of lower sales volumes. Additionally, during 2017 we implemented a strategic sales initiative to sell certain excess inventory that had previously been written-down in conjunction with our excess inventory reserve analysis in prior years, as required by U.S. GAAP. This initiative resulted in reduction of our excess inventory reserves of $1.4 million. Our 2016 gross margin was driven by product mix, as our commercial products, which had lower margins than our military maritime products, represented 47.8 percent of total net sales in 2016. The 2016 gross margin was negatively impacted by the recognition of a $3.3 million excess inventory reserve based on our year-end excess inventory reserve analysis.

Gross profit in 2016 decreased $21.6 million from the gross profit of $29.3 million in 2015. Gross margins declined 20.7 percentage points as a result of lower sales and changes in product mix, as our commercial products had lower margins than our military maritime products. In addition to the gross margin impact of lower sales and product mix, our 2016 gross margin was negatively impacted by the recognition of a $3.3 million excess inventory reserve based on our year-end excess inventory reserve analysis.

Operating expenses

Product development

Product development expenses include salaries, including stock-based compensation and related benefits, contractor and consulting fees, legal fees, supplies and materials, as well as overhead items, such as depreciation and facilities costs. Product development costs are expensed as they are incurred. Cost recovery represents the combination of revenues and credits from government contracts.

Total gross and net product development spending, including credits from government contracts, is shown in the following table (in thousands):

	For the year ended December 31,
	2017	2016	2015

Total gross product development expenses	$2,940	$3,630	$3,005
Cost recovery through cost of sales	—	—	(25)
Cost recovery and other credits	—	(93)	(170)
Net product development expense	$2,940	$3,537	$2,810

Gross product development expenses were $2.9 million in 2017, a $0.7 million, or 19.0 percent, decrease compared to $3.6 million in 2016. The decrease primarily resulted from restructuring related operating cost reductions of $0.5 million, principally related to salaries, including stock-based compensation and related benefits of approximately $0.3 million and reductions in outside testing and legal fees of approximately $0.2 million, as we focused our efforts on redefining our product road map in light of our restructuring initiative. Gross 2016 product development expenses of $3.6 million increased 20.8 percent compared to $3.0 million in 2015. The increase resulted from higher salaries, including stock-based compensation and related benefits, of approximately $0.8 million, partially offset by a reduction in outside testing and legal fees of approximately $0.1 million.

Selling, general, and administrative

Selling, general, and administrative expenses were $11.3 million, or 57.0 percent, of net sales in 2017, compared to $20.1 million, or 64.9 percent of net sales in 2016. Of the year-over-year $8.8 million decrease, approximately $5.6 million is attributable to our restructuring initiative, resulting in reduced salaries, including stock-based compensation and related benefits, of $2.9 million, consulting fees of $1.1 million, recruiting and relocation expenses of $0.6 million, travel and related expenses of $0.5 million and rent and related expenses of $0.5 million. Additionally, our operating cost control initiatives resulted in an additional $1.5 million in operating expense reductions including decreased trade show and marketing expenses of $0.8 million and legal and professional fees of $0.6 million in 2017, compared to 2016. Due to the overall lower sales volumes and the November 2016 termination of an outside sales representation agreement related to sales to the U.S. Navy, our 2017 sales commission expense decreased $1.0 million compared to 2016.

Selling, general, and administrative expenses in 2016 increased by $3.3 million, or 19.5 percent, from $16.8 million in 2015. The dollar increase resulted from higher salaries, including stock-based compensation and related benefits of approximately $1.2 million, tradeshow and marketing expenses of $0.7 million, legal and professional fees of $0.4 million and travel and related expenses of $0.2 million in our efforts to diversify and expand our commercial markets. In addition, severance and related benefits costs increased $0.4 million as a result of our efforts to align our direct sales force, marketing personnel and administrative talent to support our operations. In October 2015, we began using an outside sales representative who earned a commission on sales for our military maritime products for the U.S. Navy, which resulted in higher sales commission of $0.3 million in 2016 compared to 2015. Partially offsetting these increased costs was a reduction in recruiting and relocation expenses of $0.4 million.

Loss on impairment

As a result of the decline in the level of expected future sales of our military maritime products and reductions in the cost of procuring components from our suppliers, during 2016 we re-evaluated the economics of manufacturing versus purchasing such components and determined that we would no longer use the equipment and software purchased to conduct this manufacturing. As of December 31, 2016, we evaluated the carrying value of the equipment and software compared to its fair value and determined that the equipment and software were impaired, recording an impairment loss of $0.9 million to adjust the carrying value of the equipment and software to its estimated net realizable value. Due to the specialized nature of this equipment we have not been able to find a buyer for this equipment in 2017. As a result, we re-evaluated the carrying value of the equipment and software compared to its fair value and recorded an additional impairment loss of $0.2 million as of December 31, 2017.

Restructuring

In the first quarter of 2017, we announced a restructuring initiative with a goal of significantly reducing our annual operating costs from 2016 levels. This initiative included an organizational consolidation of management and oversight functions in order to streamline and better align the organization into more focused, efficient, and cost-effective reporting relationships.

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

During 2017, we recorded restructuring charges totaling approximately $1.7 million consisting of approximately $0.8 million in severance and related benefits, approximately $0.7 million in facilities costs related to the termination of the Rochester lease obligations and the remaining lease obligations for the former New York and Arlington offices, and $0.2 million in other restructuring costs primarily related to fixed asset and prepaid expenses write-offs.

We estimated that we would receive a total of approximately $1.2 million in sublease payments to offset our remaining lease obligations, which extend until June 2021, of approximately $1.7 million. We expect to incur insignificant additional costs over the remaining life of our lease obligations, but we do not anticipate further major restructuring activities in the near future. Please refer to Note 3, “Restructuring,” included in Item 8 for further information.

While substantial doubt about our ability to continue as a going concern that existed at December 31, 2016 remained at December 31, 2017, we had $10.8 million in cash and no debt obligations at the end of the year. In addition, the restructuring actions taken in 2017 resulted in a net decrease in operating expenses of $8.4 million, including restructuring and asset impairment charges of $1.8 million in 2017 and impairment charges of $0.9 million in 2016. The intent of the restructuring strategy was to maximize operating cost reductions without sacrificing either our new product pipeline or potential long-term revenue growth. Consequently, considering both quantitative and qualitative information, we continue to believe that the combination of our restructuring actions, current financial position, liquid resources, obligations due or anticipated within the next year, executive reorganization, and implementation of our sales channel strategy will return us to profitability in 2018 and effectively mitigates the substantial doubt about our ability to continue as a going concern.

Other (expense) income

Interest expense

We incurred $2 thousand in interest expense in 2017. As a result of settling our long term debt obligations during the fourth quarter of 2015, we incurred no interest expense for the year ended December 31, 2016. Interest expense for the year ended December 31, 2015 was $0.1 million.

Other expenses

We recognized other expenses of $0.1 million in 2017, compared to other expense of $18 thousand in 2016 and other income of $0.1 million in 2015. The expenses in 2017 and 2016 primarily consisted of losses on the disposal of fixed assets partially offset by interest income on our cash balances. The income in 2015 primarily consisted of recognized foreign currency transaction gains partially offset by the non-cash amortization of fees related to our former revolving credit facility.

Income taxes

For the years ended December 31, 2017 and 2016, our effective tax rate was 1.02 percent and (0.2) percent, respectively.

In 2017, our effective tax rate was lower than the statutory rate due to the remeasurement of our deferred tax assets resulting from the Tax Cuts and Jobs Act of 2017 (the “Act”) and a decrease in the valuation allowance. In 2016, our effective tax rate was lower than the statutory tax rate due primarily due to an increase in the valuation allowance as a result of $10.6 million of additional net operating loss we recognized for that year.

On December 22, 2017, the Act was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35 percent to 21 percent effective for tax years beginning after December 31, 2017, repeal of the corporate Alternative Minimum Tax, elimination of certain deductions, and changes to the carryforward period and utilization of Net Operating Losses generated after December 31, 2017. We have calculated our best estimate of the impact of the Act in our year end income tax provision in accordance with our understanding of the Act and guidance available as of the date of this filing. As a result of the Act, we have recorded $0.1 million as additional income tax benefit in the fourth quarter of 2017, the period in which the legislation was enacted. This amount related to the release of the valuation allowance on our Alternative Minimum Tax Credit carry forward, which is expected to be fully refunded by 2021. We remeasured our deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future. The impact of the remeasurement was $5.9 million of additional tax expense, which was offset by a $5.9 million valuation allowance reduction resulting in no net impact to the financial statements. The U.S. Treasury Department, the Internal Revenue Service, and other standard-setting bodies could interpret or issue guidance on how provisions of the Act will be applied or otherwise administered that is different from our interpretation. As we complete our analysis of the Act, collect and prepare necessary data, and interpret any additional guidance, we may make adjustments to provisional amounts that we have recorded that may materially impact our provision for income taxes in the period in which the adjustments are made.

Deferred income tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred income tax assets will not be realized. In considering the need for a valuation allowance, we assess all evidence, both positive and negative, available to determine whether all or some portion of the deferred tax assets will not be realized. Such evidence includes, but is not limited to, recent earnings history, projections of future income or loss, reversal patterns of existing taxable and deductible temporary differences, and tax planning strategies. We have recorded a full valuation allowance against our deferred tax assets at December 31, 2017 and 2016, respectively. We had no net deferred liabilities at December 31, 2017 or 2016. We will continue to evaluate the need for a valuation allowance on a quarterly basis.

At December 31, 2017, we had net operating loss carry-forwards of approximately $91.8 million for federal, state, and local income tax purposes. However, due to changes in our capital structure, approximately $37.3 million of this amount is available after the application of IRC Section 382 limitations. If not utilized, these carry-forwards will begin to expire in 2021 for federal purposes and have begun to expire for state and local purposes. Please refer to Note 11, “Income Taxes,” included in Item 8 for further information.

Net (loss) income from continuing operations

Despite an $11.2 million, or 36.0 percent, decline in net sales, our net loss from continuing operations improved $5.6 million to $11.3 million in 2017 compared to $16.9 million in 2016. The improvement in our loss from continuing operations is the direct result of our restructuring initiative, including efforts to improve operating efficiencies, allowing us to maintain consistent gross margin percentages, and control operating costs, resulting in a $8.4 million year-over-year operating expense reduction, including $1.8 million in restructuring and asset impairment charges. Net loss from continuing operations was $16.9 million in 2016, a decrease of $26.3 million compared to 2016 compared to net income of $9.5 million in 2015. Lower net sales, changes in product mix and investments in corporate infrastructure, charges recorded for excess inventory and the asset impairment on certain manufacturing equipment contributed to the difference in operating results.

Discontinued operations

During 2015 we exited our turnkey solutions business operated by our subsidiary, EFLS. There were no assets disposed as a result of the discontinuation, and we did not recognize a gain or loss on disposal or record an income tax expense or benefit. In August 2015, we sold our wholly-owned United Kingdom subsidiary, CLL. The sale was for nominal consideration under the terms of the agreement. As a result of the transaction and the elimination of this foreign subsidiary, we recorded a one-time loss of $44 thousand, which included a $469 thousand accumulated other comprehensive income reclassification adjustment for foreign currency translation adjustments. Accordingly, we have relcassified all net sales and expenses associated with both EFLS and CLL from the Consolidated Statements of Operations and have reported the related net income (loss) as discontinued operations.

In November 2013, we sold our pool products business. In February 2015, the buyer filed an arbitration claim asserting damages under the Purchase Agreement relating to product development and on March 18, 2016, a settlement agreement was executed for this claim. The legal fees incurred for the arbitration are included in the loss on disposal of discontinued

operations for all periods presented. See Note 14, “Legal Matters,” included in Item 8 of this Annual Report for more information on this claim.

Revenues from discontinued operations in 2015 were $1.1 million. See Note 4, “Discontinued Operations,” included in Item 8 of this Annual Report for more information.

Net (loss) income

Net (loss) income includes the results from continuing operations as well as the results from discontinued operations. Net loss was $11.3 million in 2017, a decrease of $5.6 million compared to a net loss of $16.9 million in 2016, as a result of the reasons discussed above. Net loss $16.9 million in 2016 represented a decrease of $25.7 million compared to a net income of $8.8 million in 2015, as a result of the reasons discussed above.

Liquidity and capital resources

We generated a net loss of $11.3 million in 2017, compared to net loss of $16.9 million in 2016. We have incurred substantial losses in the past, and as of December 31, 2017, we had an accumulated deficit of $108.2 million. In order for us to operate our business profitably, we need to continue to expand our market presence to further penetrate our targeted vertical markets, maintain cost control discipline without sacrificing either new product pipeline or potential long-term revenue growth, continue our efforts to reduce product cost, drive further operating efficiencies and develop and execute a strategic product pipeline for profitable and compelling energy-efficient LED lighting products. There is a risk that our strategy to return to profitability may not be as successful as we envision. If our operations do not achieve, or we experience an unanticipated delay in achieving, our intended level and pace of profitability, we may require additional funding.

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

If we fail to generate cash to grow our business, we would need to delay or scale back our business plan or further reduce our operating costs or headcount, each of which could have a material adverse effect on our business, future prospects, and financial condition.

Cash and cash equivalents and debt

At December 31, 2017, our cash and cash equivalents balance was $10.8 million, compared to $16.6 million at December 31, 2016. The balances at December 31, 2017 and 2016 included restricted cash of $0.3 million, which represents a letter of credit requirement under our New York office lease obligation. The restricted cash balance of $0.1 million at December 31, 2015 relates to funds to be used exclusively for a research and development project with the National Shipbuilding Research Program.

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

The following is a summary of cash flows from operating, investing, and financing activities, as reflected in the Consolidated Statements of Cash Flows (in thousands):

	2017	2016	2015

Net cash (used in) provided by operating activities	$(5,874)	$(16,553)	$4,446

Net cash used in investing activities	$(65)	$(1,597)	$(2,242)

Proceeds from warrants exercised	$—	$—	$2,503
Proceeds from issuances of common stock, net	—	—	23,574
Proceeds from exercise of stock options and purchases through employee stock purchase plan	130	455	346
Common stock withheld in lieu of income tax withholding on vesting of restricted stock units	(49)	(309)	—
Payments on other borrowings	—	—	(13)
Net (repayments) proceeds from credit line borrowings	—	—	(453)
Net cash provided by financing activities	$81	$146	$25,957

Cash (used in) provided by operating activities

Net cash used in operating activities of $5.9 million in 2017 resulted primarily from the net loss incurred of $11.3 million, adjusted for non-cash items, including: depreciation and amortization of $0.7 million, stock-based compensation, net of $0.5 million and fixed asset impairment and disposal losses of $0.4 million. Cash generated by decreases in inventory and accounts receivable of $5.2 million and $2.2 million, respectively further offset cash impact of the net loss incurred. The cash generated by these working capital changes was partially offset by cash used for decreases in trade accounts payable of $1.8 million, primarily related to the timing of inventory purchases and decreased accrued expenses of $0.3 million, primarily related to lower severance, sales commissions, product warranty and payroll accruals.

Net cash used in operating activities in 2016 of $16.6 million resulted from the net loss incurred of $16.9 million, adjusted for non-cash items, including: an adjustment to the reserves for slow-moving and obsolete inventories of $3.3 million, stock-based compensation of $1.4 million, fixed asset impairment and disposal losses of $0.9 million, and depreciation and amortization of $0.8 million. Net cash used in operating activities in 2016 also included an increase in inventories of $5.0 million, and decreases in trade accounts payable of $4.0 million, primarily related to the timing of inventory purchases and accrued expenses of $1.4 million, primarily related to the payment of 2015 sales commissions and incentives that were paid in 2016. The cash used by these working capital changes was partially offset by cash generated by a decrease in accounts receivable of $4.3 million.

Net cash provided by operating activities in 2015 was $4.4 million. In 2015, the net cash from operating activities resulted from the net income generated of $8.8 million, adjusted for non-cash items, including: an adjustment to the reserves for slow-moving and obsolete inventories of $1.7 million, stock-based compensation of $0.8 million, and depreciation and amortization of $0.3 million. Net cash provided by operating activities in 2015 also included an increase in accrued liabilities and federal and state taxes of $1.7 million. The cash provided by these working capital changes was partially offset by cash used by accounts receivable of $7.5 million and inventory of $2.6 million.

 Cash (used in) investing activities

Net cash used in investing activities was $0.1 million in 2017, and resulted primarily from the purchase of software and equipment to support our website and marketing efforts, partially offset by proceeds received from the sale of certain computer equipment and reimbursements from our landlord for certain leasehold improvements. We do not expect significant capital expenditures in 2018.

In 2016, net cash used in investing activities of $1.6 million resulted from the acquisition and disposal of various office and operating fixed assets implementation of new modules and capabilities of our surface mount technology equipment purchased in 2015 and our licensed enterprise resource planning (ERP) system, as well as the purchase of tradeshow booths to support our sales and marketing initiatives. In 2015, net cash used in investing activities of $2.2 million primarily resulted from the acquisition of property and equipment related to our “Buy American” product initiative.

Cash provided by financing activities

Net cash provided by financing activities for the years ended December 31, 2017 and 2016 of $0.1 million, resulted from activity related to the Company’s equity award and employee stock purchase plans.

Net cash provided by financing activities in 2015 of $26.0 million included the receipt of $23.6 million related to our follow-on stock offering, $2.5 million from the exercises of outstanding warrants and $0.3 million related to the Company’s equity award and employee stock purchase plans, partially offset by $0.5 million in net payments on the Company’s line of credit and other borrowings.

Credit facilities

We terminated our prior revolving line of credit facility in December 2015. We do not have nor are we actively pursuing a new line of credit at this time.

Contractual obligations

The following summarizes our contractual obligations as of December 31, 2017, consisting of minimum lease payments under operating leases (in thousands):

Year ending December 31,	Non-Cancellable Operating Leases (Gross)	Sublease Income (1)	Non-Cancellable Operating Leases (Net)

2018	$1,259	$428	$831
2019	1,127	399	728
2020	960	267	693
2021	789	134	655
2022 & thereafter	309	—	309
Total contractual obligations	$4,444	$1,228	$3,216

(1) Represents the amount of income expected from sublease agreements executed in 2017 for our former New York, New York and Arlington, Virginia offices.

Off-balance sheet arrangements

We had no off-balance sheet arrangements at December 31, 2017 or 2016.
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

Allowances for doubtful accounts, returns, and discounts

We establish allowances for doubtful accounts and returns for probable losses based on the customers’ loss history with us, the financial condition of the customer, the condition of the general economy and the industry as a whole, and the contractual terms established with the customer. The specific components are as follows:

•	Allowance for doubtful accounts for accounts receivable, and

•	Allowance for sales returns and discounts.
In 2017, the total allowance was $42 thousand, which was all related to sales returns. In 2016, the total allowance was $236 thousand, with $50 thousand related to accounts receivable and $186 thousand related to sales returns. We review these allowance accounts periodically and adjust them accordingly for current conditions.
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

Long-lived assets are reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Events or circumstances that would result in an impairment review primarily include operations reporting losses, a significant change in the use of an asset, or the planned disposal or sale of the asset. The asset would be considered impaired when the future net undiscounted cash flows generated by the asset are less than its carrying value. An impairment loss would be recognized based on the amount by which the carrying value of the asset exceeds its fair value, as determined by quoted market prices (if available) or the present value of expected future cash flows. At December 31, 2017 and 2016 we recorded a loss on the impairment of our surface mount technology equipment and software of $0.2 million and $0.9 million, respectively. Refer to Note 6, “Property and Equipment,” included in Item 8 for additional information.

Valuation of inventories

We state inventories at the lower of standard cost (which approximates actual cost determined using the first-in-first-out method) or net realizable value. We establish provisions for excess and obsolete inventories after evaluation of historical sales, current economic trends, forecasted sales, product lifecycles, and current inventory levels. During 2017, we implemented a strategic sales initiative to sell certain excess inventory that had previously been written-down in conjunction with our excess inventory reserve analysis in prior years, as required by U.S. GAAP. This initiative resulted in a net reduction of our excess inventory reserves of $1.4 million in 2017. During 2016 and 2015, due to the introduction of new products and technological advancements, we charged $3.3 million and $1.7 million, respectively, to cost of sales from continuing operations for excess and obsolete inventories. Adjustments to our estimates, such as forecasted sales and expected product lifecycles, could harm our operating results and financial position. Refer to Note 5, “Inventories,” included in Item 8 for additional information.

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
Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets. At December 31, 2017 and 2016, we have recorded a full valuation allowance against our deferred tax assets in the United States due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward. The valuation allowance is based upon our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable. In considering the need for a valuation allowance, we assess all evidence, both positive and negative, available to determine whether all or some portion of the deferred tax assets will not be realized.  Such evidence includes, but is not limited to, recent earnings history, projections of future income or loss, reversal patterns of existing taxable and deductible temporary differences, and tax planning strategies.  We continue to evaluate the need for a valuation allowance on a quarterly basis.

At December 31, 2017, we had net operating loss carry-forwards of approximately $91.8 million for federal, state, and local income tax purposes. However, due to changes in our capital structure, approximately $37.3 million of this amount is available after the application of IRC Section 382 limitations. If not utilized, these carry-forwards will begin to expire in 2021 for federal purposes and have begun to expire for state and local purposes. Please refer to Note 11, “Income Taxes,” included in Item 8 for further information.

Share-based payments

The cost of employee and director stock options and restricted stock units, as well as other share-based compensation arrangements, is reflected in the Consolidated Financial Statements based on the estimated grant date fair value method under the authoritative guidance. Management applies the Black-Scholes option pricing model to options issued to employees and directors to determine the fair value of stock options and apply judgment in estimating key assumptions that are important elements of the model in expense recognition. These elements include the expected life of the option, the expected stock-price volatility, and expected forfeiture rates. The assumptions used in calculating the fair value of share-based awards under Black-Scholes represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. Although we believe the assumptions and estimates we have made are reasonable and appropriate, changes in assumptions could materially impact our reported financial results. Restricted stock units and stock options issued to non-employees are valued based upon the intrinsic value of the award. See Note 10, “Stockholders’ Equity,” included in Item 8 for additional information.

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

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flow. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period, but any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. The new standard must be adopted retrospectively. We have evaluated the accounting guidance and determined that there is no material impact to our consolidated financial position or results of operations.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), as amended by ASU 2015-14, 2016-08, 2016-10, 2016-12, and 2016-20, which is a comprehensive revenue recognition standard which supersedes nearly all of the existing revenue recognition guidance under U.S. GAAP. This standard requires an entity to recognize revenue when it transfers promised goods or services to customers in amounts that reflect the consideration the entity expects for receive in exchange for those goods or services. Entities will need to use more judgments and estimates than under the current guidance, including estimating the amount of variable revenue to recognize for each performance obligation. Additional disclosures regarding the nature, amount, and timing of revenues and cash flows from contracts will also be required. This ASU is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period, using either a full retrospective or a modified retrospective approach. We will adopt the standard on January 1, 2018, as required, using the modified retrospective approach. We have evaluated the accounting guidance and determined that there is no material impact to our consolidated financial position or results of operations, as our revenue arrangements generally consist of a single performance obligation to transfer promised goods. We continue to evaluate the impact the guidance in this ASU will have on our disclosures.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Energy Focus, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Energy Focus, Inc. and its subsidiaries (collectively the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and schedule appearing under Schedule II (collectively referred to as the financial statements). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2009.

/s/ Plante & Moran, PLLC

Cleveland, Ohio
February 21, 2018

ENERGY FOCUS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31,
(amounts in thousands except share data)

	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$10,761	$16,629
Trade accounts receivable, less allowances of $42 and $236, respectively	3,595	5,640
Inventories, net	5,718	9,469
Prepaid and other current assets	596	882
Assets held for sale	225	—
Total current assets	20,895	32,620

Property and equipment, net	1,097	2,325
Other assets	159	33
Total assets	$22,151	$34,978

LIABILITIES
Current liabilities:
Accounts payable	$1,630	$3,257
Accrued liabilities	992	1,676
Deferred revenue	5	—
Total current liabilities	2,627	4,933

Other liabilities	232	107
Total liabilities	2,859	5,040

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.0001 per share:
Authorized: 2,000,000 shares in 2017 and 2016
Issued and outstanding: no shares in 2017 and 2016	—	—
Common stock, par value $0.0001 per share:
Authorized: 30,000,000 shares in 2017 and 2016
Issued and outstanding: 11,868,896 at December 31, 2017 and 11,710,549 at December 31, 2016	1	1
Additional paid-in capital	127,493	126,875
Accumulated other comprehensive loss	2	(1)
Accumulated deficit	(108,204)	(96,937)
Total stockholders' equity	19,292	29,938
Total liabilities and stockholders' equity	$22,151	$34,978

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY FOCUS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31,
(amounts in thousands except per share data)

	2017	2016	2015

Net sales	$19,846	$30,998	$64,403
Cost of sales	15,025	23,321	35,111
Gross profit	4,821	7,677	29,292

Operating expenses:
Product development	2,940	3,537	2,810
Selling, general, and administrative	11,315	20,113	16,830
Loss on impairment	185	857	—
Restructuring	1,662	—	—
Total operating expenses	16,102	24,507	19,640
(Loss) income from operations	(11,281)	(16,830)	9,652

Other expense (income):
Interest expense	2	—	85
Other expenses (income)	99	18	(53)

(Loss) income from continuing operations before income taxes	(11,382)	(16,848)	9,620
(Benefit from) provision for income taxes	(115)	27	149
Net (loss) income from continuing operations	$(11,267)	$(16,875)	$9,471

Discontinued operations:
Loss from discontinued operations	—	—	(167)
Loss on sale of discontinued operations	—	(12)	(534)

(Loss) income from discontinued operations before income taxes	—	(12)	(701)
Benefit from income taxes	—	—	(10)
(Loss) from discontinued operations	$—	$(12)	$(691)

Net (loss) income	$(11,267)	$(16,887)	$8,780

Net (loss) income per share - basic:
Net (loss) income from continuing operations	$(0.95)	$(1.45)	$0.91
Net loss from discontinued operations	—	—	(0.07)
Net (loss) income	$(0.95)	$(1.45)	$0.84

Net (loss) income per share - diluted:
Net (loss) income from continuing operations	$(0.95)	$(1.45)	$0.88
Net loss from discontinued operations	$—	$—	$(0.06)
Net (loss) income	$(0.95)	$(1.45)	$0.82

Weighted average common shares outstanding:
Basic	11,806	11,673	10,413
Diluted	11,806	11,673	10,752
 The accompanying notes are an integral part of these consolidated financial statements.

ENERGY FOCUS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
FOR THE YEARS ENDED DECEMBER 31,
(amounts in thousands)

	2017	2016	2015

Net (loss) income	$(11,267)	$(16,887)	$8,780

Other comprehensive (loss) income:
Foreign currency translation adjustments	3	(1)	(469)
Reclassification of foreign currency translation adjustments	—	—	469
Comprehensive (loss) income	$(11,264)	$(16,888)	$8,780

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY FOCUS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015
(amounts in thousands)

			Additional Paid-in Capital	Accumulated Other Comprehensive Income
	Common Stock				Accumulated Deficit
	Shares	Amount				Total
Balance at December 31, 2014	9,424	$1	$98,133	$469	$(88,830)	$9,773

Issuance of common stock under registered follow-on offering, net	1,500		23,574			23,574
Issuance of common stock under employee stock option and stock purchase plans	77		346			346
Stock-based compensation	10		813			813
Warrants exercised	638		2,503			2,503
Reclassification of foreign currency adjustments				(469)		(469)
Net income					8,780	8,780
Balance at December 31, 2015	11,649	$1	$125,369	$—	$(80,050)	$45,320

Issuance of common stock under employee stock option and stock purchase plans	113		$455			$455
Common stock withheld to satisfy exercise price and income tax withholding on option exercises	(51)		$(309)			$(309)
Stock-based compensation			$1,360			$1,360
Foreign currency translation adjustment				$(1)		$(1)
Net loss					$(16,887)	$(16,887)
Balance at December 31, 2016	11,711	$1	$126,875	$(1)	$(96,937)	$29,938

Issuance of common stock under employee stock option and stock purchase plans	173		$130			$130
Common stock withheld in lieu of income tax withholding on vesting of restricted stock units	(15)		$(49)			$(49)
Stock-based compensation			$807			$807
Stock-based compensation reversal			$(270)			$(270)
Foreign currency translation adjustment				$3		$3
Net loss					$(11,267)	$(11,267)
Balance at December 31, 2017	11,869	$1	$127,493	$2	$(108,204)	$19,292

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY FOCUS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,
(amounts in thousands)

	2017	2016	2015
Cash flows from operating activities:
Net (loss) income	$(11,267)	$(16,887)	$8,780
Loss from discontinued operations	$—	$(12)	$(691)
(Loss) income from continuing operations	$(11,267)	$(16,875)	$9,471
Adjustments to reconcile net (loss) income to net cash from operating activities:
Loss on impairment	185	857	—
Depreciation	681	805	266
Stock-based compensation	807	1,360	813
Stock-based compensation reversal	(270)	—	—
Provision for doubtful accounts receivable	(194)	156	39
Provision for slow-moving and obsolete inventories	(1,400)	3,281	1,739
Provision for warranties	(157)	170	255
Amortization of loan origination fees	—	—	40
Loss (gain) on dispositions of property and equipment	203	38	3
Change in operating assets and liabilities:
Accounts receivable	2,240	4,313	(7,493)
Inventories	5,151	(5,018)	(2,602)
Prepaid and other assets	161	(123)	146
Accounts payable	(1,759)	(4,035)	135
Accrued and other liabilities	(260)	(1,389)	1,674
Deferred revenue	5	(93)	(40)
Total adjustments	5,393	322	(5,025)
Net cash (used in) provided by operating activities	(5,874)	(16,553)	4,446

Cash flows from investing activities:
Acquisitions of property and equipment	(162)	(1,624)	(2,242)
Proceeds from the sale of property and equipment	97	27	—
Net cash used in investing activities	(65)	(1,597)	(2,242)

Cash flows from financing activities:
Proceeds from warrants exercised	—	—	2,503
Proceeds from issuances of common stock, net	—	—	23,574
Proceeds from exercise of stock options and purchases through employee stock purchase plan	130	455	346
Common stock withheld in lieu of income tax withholding on vesting of restricted stock units	(49)	—	—
Common stock withheld to satisfy exercise price and income tax withholding on option exercises	—	(309)	—
Payments on other borrowings	—	—	(13)
Net (repayments) proceeds from credit line borrowings	—	—	(453)
Net cash provided by financing activities	81	146	25,957

Effect of exchange rate changes on cash and cash equivalents	(10)	5	—

Net cash (used in) provided by continuing operations	(5,868)	(17,999)	28,161
(continued on the following page)

 The accompanying notes are an integral part of these consolidated financial statements.
ENERGY FOCUS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31,
(amounts in thousands)

	2017	2016	2015

Cash flows of discontinued operations:
Operating cash flows, net	—	(12)	(691)
Investing cash flows, net	—	—	181
Financing cash flows, net	—	—	(446)
Net cash used in discontinued operations	—	(12)	(956)

Net (decrease) increase in cash and cash equivalents	(5,868)	(18,011)	27,205
Cash and cash equivalents, beginning of year	16,629	34,640	7,435
Cash and cash equivalents, end of year	$10,761	$16,629	$34,640

Classification of cash and cash equivalents:
Cash and cash equivalents	$10,419	$16,287	$34,527
Restricted cash held	342	342	113
Cash and cash equivalents, end of year	$10,761	$16,629	$34,640

Supplemental information:
Cash paid in year for interest	$2	$5	$84
Cash paid in year for income taxes	$14	$51	$200

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

Over the past few years we have exited non-core businesses to focus our efforts on TLED products, starting with the sale of our pool lighting products business in 2013. During 2015 we exited our turnkey solutions business operated by our subsidiary, Energy Focus LED Solutions, LLC (“EFLS”), and exited our United Kingdom business through the sale of Crescent Lighting Limited (“CLL”), our wholly-owned subsidiary. As a result, we have reclassified all net sales and expenses associated with both EFLS and CLL from the Consolidated Statements of Operations and have reported the related net income (loss) as discontinued operations. Please refer to Note 4, “Discontinued Operations,” for more information on our disposition of these businesses.

Given the decline in our military maritime business, the changing competitive landscape of the U.S. Navy sales channel and the timing uncertainty of commercial sales growth, we implemented a restructuring initiative during the first quarter of 2017. The intent of the restructuring strategy was to maximize operating cost reductions without sacrificing either our new product pipeline or potential long-term revenue growth and return the Company to profitability. On February 19, 2017, the Board appointed Dr. Ted Tewksbury to serve as the Company’s Chairman of the Board, Chief Executive Officer and President to lead the Company’s restructuring efforts. Dr. Tewksbury, who holds M.S. and Ph.D. degrees in Electrical Engineering from MIT, is a well-seasoned semiconductor industry executive with experience in implementing and managing successful business restructurings.

The restructuring initiative included an organizational consolidation of management functions in order to streamline and better align the Company into a more focused, efficient, and cost-effective organization. The initiative also included the transition from our historical direct sales model, to an agency driven sales channel strategy in order to expand our market presence throughout the U.S. During 2017 we closed our New York, New York, Arlington, Virginia and Rochester, Minnesota offices, reduced full-time equivalent headcount by 51 percent and significantly decreased operating expenses from 2016 levels (a net reduction of $8.4 million, which includes $1.8 million in offsetting restructuring and impairment charges). As of December 31, 2017, we had effectively transitioned our sales force to an agency driven sales channel, expanding our sales coverage to the entire U.S. through six geographic regions and 30 sales agents. As a result of this transition, we have substantially expanded from a primarily Midwest focus to build market presence and awareness in other regions of the U.S. with significant demand potential, including the Northeast, Southeast and California.

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

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basis of presentation

The Consolidated Financial Statements include the accounts of the Company and, until the 2013 disposition of our pool products business and the 2015 dispositions of its subsidiaries EFLS in Solon, Ohio, and CLL in the United Kingdom. All significant inter-company balances and transactions have been eliminated. Therefore, the results of operations and financial position of EFLS, CLL, and the pool products business are included in the Consolidated Financial Statements as Discontinued operations and previously reported financial information for the current and prior years have been adjusted. Unless indicated otherwise, the information in the Notes to Consolidated Financial Statements relates to our continuing operations.

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

Cash and cash equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2017 and 2016, we had $10.8 million and $16.6 million, respectively, in cash on deposit with financial institutions located in the United States. At December 31, 2017 and 2016, $0.3 million of the cash balance amount was designated as restricted cash and relates to a standby letter of credit agreement for the lease of our New York, New York office. Please refer to Note 9, “Commitments and Contingencies,” for additional information.

Inventories

We state inventories at the lower of standard cost (which approximates actual cost determined using the first-in-first-out method) or net realizable value. We establish provisions for excess and obsolete inventories after evaluation of historical sales, current economic trends, forecasted sales, product lifecycles, and current inventory levels. During 2017, we implemented a strategic sales initiative to sell certain excess inventory that had previously been written-down in conjunction with our excess inventory reserve analysis in prior years, as required by U.S. GAAP. This initiative resulted in a net reduction of our excess inventory reserves of $1.4 million in 2017. During 2016 and 2015, due to the introduction of new products and technological advancements, we charged $3.3 million, and $1.7 million, respectively, to cost of sales from continuing operations for excess and obsolete inventories. Adjustments to our estimates, such as forecasted sales and expected product lifecycles, could harm our operating results and financial position. Please refer to Note 5, “Inventories,” for additional information.

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets. At December 31, 2017 and 2016, we had a full valuation allowance recorded against our deferred tax assets in the United States due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward. The valuation allowance is based upon our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable.

At December 31, 2017, we had net operating loss carry-forwards of approximately $91.8 million for federal, state, and local income tax purposes. However, due to changes in our capital structure, approximately $37.3 million of this amount is available after the application of IRC Section 382 limitations. In 2018, we expect to have approximately $37.3 million of the net operating loss carry-forward available for use. If not utilized, these carry-forwards will begin to expire in 2021 for federal purposes, and have begun to expire for state and local purposes. Please refer to Note 11, “Income Taxes,” for additional information.

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

Long-lived assets

Property and equipment are stated at cost and include expenditures for additions and major improvements. Expenditures for repairs and maintenance are charged to operations as incurred. We use the straight-line method of depreciation over the estimated useful lives of the related assets (generally 2 to 15 years) for financial reporting purposes. Accelerated methods of depreciation are used for federal income tax purposes. When assets are sold or otherwise disposed of, the cost and accumulated

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

depreciation are removed from the accounts and any gain or loss is reflected in the Consolidated Statement of Operations. Refer to Note 6, “Property and Equipment,” for additional information.

Long-lived assets are reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Events or circumstances that would result in an impairment review primarily include operations reporting losses, a significant change in the use of an asset, or the planned disposal or sale of the asset. The asset would be considered impaired when the future net undiscounted cash flows generated by the asset are less than its carrying value. An impairment loss would be recognized based on the amount by which the carrying value of the asset exceeds its fair value, as determined by quoted market prices (if available) or the present value of expected future cash flows. At December 31, 2016, we recorded an impairment loss of $0.9 million related to our surface mount technology equipment. Due to the specialized nature of this equipment we were not able to find a buyer for this equipment in 2017. As a result, we re-evaluated the carrying value of the equipment and software compared to its fair value and recorded an additional impairment loss of $0.2 million as of December 31, 2017. We continue to actively market the equipment and software for sale and expect to complete a sale in the first quarter of 2018. Refer to Note 6, “Property and Equipment,” for additional information.

Certain risks and concentrations

Historically our products were sold through a direct sales model, which included a combination of direct sales employees, electrical and lighting contractors, and distributors. The 2017 restructuring initiative included the transition to an agency driven sales channel strategy in order to expand our market presence throughout the U.S. We perform ongoing credit evaluations of our customers and generally do not require collateral. Although we maintain allowances for potential credit losses that we believe to be adequate, a payment default on a significant sale could materially and adversely affect our operating results and financial condition.

We have certain customers whose net sales individually represented 10 percent or more of our total net sales, or whose net trade accounts receivable balance individually represented 10 percent or more of our total net trade accounts receivable, as follows:

Consistent with our efforts to diversify our customer base, three customers accounted for 48.4 percent, of net sales in 2017, compared to two customers accounting for 47.4 percent of net sales in 2016. In 2017, two commercial customers, a major northeastern Ohio hospital system and a large regional retrofit company located in Texas accounted for 18.3 percent, and 12.8 percent of net sales, respectively, while sales to distributors to the U.S. Navy represented 22.0 percent of net sales.

In 2016, two customers, a distributor to the U.S. Navy and a major Northeast Ohio hospital, accounted for 36.5 percent and 10.9 percent of our net sales, respectively. Including sales pursuant to an indefinite duration, indefinite quantity (“IDIQ”) supply contract we were awarded in 2011, total sales of products for the U.S. Navy accounted for 43.1 percent of net sales. This IDIQ contract expired on August 1, 2016. For 2015, two distributors to the U.S. Navy accounted for approximately 59.0 percent and 15.8 percent of our 2016 net sales. Including sales pursuant to the IDIQ contract, total sales of products for the U.S. Navy accounted for 79.7 percent of our 2015 net sales.

At December 31, 2017, two commercial customers, a major Northeast Ohio hospital system and a large regional retrofit company located in Texas, accounted for 21.0 percent and 17.4 percent of our net trade accounts receivable, respectively. In addition, a distributor to the U.S. Navy accounted for 39.0 percent of our net trade accounts receivable at December 31, 2017. At December 31, 2016, two customers, a distributor to the U.S. Navy and a major Northeast Ohio hospital system, accounted for approximately 63.3 percent and 10.1 percent of our net trade accounts receivable, respectively.

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

The following table presents a reconciliation of basic and diluted (loss) income per share computations (in thousands, except per share amounts):

	For the year ended December 31,
	2017	2016	2015
Numerator:
(Loss) income from continuing operations	$(11,267)	$(16,875)	$9,471
Loss from discontinued operations	—	(12)	(691)
Net (loss) income	$(11,267)	$(16,887)	$8,780

Denominator:
Basic weighted average common shares outstanding	11,806	11,673	10,413
Potential common shares from options and warrants	—	—	339
Diluted weighted average shares	11,806	11,673	10,752

As a result of the net loss we incurred for the years ended December 31, 2017 and 2016, options, warrants and convertible securities representing approximately 60,434 and 139,595 shares of common stock were excluded from the loss per share calculation, respectively, because their inclusion would have been anti-dilutive.

Stock-based compensation

We recognize compensation expense based on the estimated grant date fair value under the authoritative guidance. Management applies the Black-Scholes option pricing model to value stock options issued to employees and directors, and applies judgment in estimating key assumptions that are important elements of the model in expense recognition. These elements include the expected life of the option, the expected stock-price volatility, and expected forfeiture rates. Compensation expense is generally amortized on a straight-line basis over the requisite service period, which is generally the vesting period. See Note 10, “Stockholders’ Equity,” for additional information. Common stock, stock options, and warrants issued to non-employees that are not part of an equity offering are accounted for under the applicable guidance under ASC 505-50, “Equity-Based Payments to Non-Employees,” and are generally re-measured at each reporting date until the awards vest.

Foreign currency translation

Our product development center in Taiwan uses local currency as its functional currency. Included within “Accumulated other comprehensive income” within the Consolidated Statements of Stockholders’ Equity is the effect of foreign currency translation related to our Taiwan operations.

Until its disposition, our international subsidiary used its local currency as its functional currency. Assets and liabilities were translated at exchange rates in effect at the balance sheet date and income and expense accounts were translated at average exchange rates during the year. Resulting translation adjustments were recorded directly to “Accumulated other comprehensive income” within the Consolidated Statements of Stockholders’ Equity. With the sale of CLL in August 2015, the translation adjustments recorded within the Consolidated Statements of Stockholders’ Equity in 2015 were reclassified and are recorded as a component of the “Loss on disposal of discontinued operations” within the Consolidated Statements of Operations. See Note 4, “Discontinued Operations,” for additional information.

Advertising expenses

ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising expenses are charged to operations in the period incurred. They consist of costs for the placement of our advertisements in various media and the costs of demos provided to potential distributors of our products. Advertising expenses from continuing operations were $0.5 million, $1.4 million, and $0.7 million for the years ended December 31, 2017, 2016, and 2015, respectively.

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

	At December 31,
	2017	2016

Balance at the beginning of the year	$331	$314
Accruals for warranties issued	196	170
Adjustments to existing warranties	(87)	(95)
Settlements made during the year (in kind)	(266)	(58)
Accrued warranty expense	$174	$331

Recent accounting standards and pronouncements

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

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flow. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period, but any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. The new standard must be adopted retrospectively. We have evaluated the accounting guidance and determined that there is no material impact to our consolidated financial position or results of operations.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), as amended by ASU 2015-14, 2016-08, 2016-10, 2016-12, and 2016-20, which is a comprehensive revenue recognition standard which supersedes nearly all of the existing revenue recognition guidance under U.S. GAAP. This standard requires an entity to recognize revenue when it transfers promised goods or services to customers in amounts that reflect the consideration the entity expects for receive in exchange for those goods or services. Entities will need to use more judgments and estimates than under the current guidance, including estimating the amount of variable revenue to recognize for each performance obligation. Additional disclosures regarding the nature, amount, and timing of revenues and cash flows from contracts will also be required. This ASU is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period, using either a full retrospective or a modified retrospective approach. We will adopt the standard on January 1, 2018, as required, using the modified retrospective approach. We have evaluated the accounting guidance and determined that there is no material impact to our consolidated financial position or results of operations, as our revenue arrangements generally consist of a single performance obligation to transfer promised goods. We continue to evaluate the impact the guidance in this ASU will have on our disclosures.

NOTE 3. RESTRUCTURING

In 2016 and 2017, we were not able to sustain the level of sales and profitability recognized in 2015. Due to our financial performance in 2016 and 2017, including net losses of $16.9 million and $11.3 million, respectively, and total cash used of $18.0 million and $5.9 million, respectively, we believe that substantial doubt about our ability to continue as a going concern existed at December 31, 2016 and 2017.

As a result, we evaluated actions to mitigate the substantial doubt about our ability to continue as a going concern. Our evaluation considered both quantitative and qualitative information, including our current financial position and liquid resources, and obligations due or anticipated within the next year. With $16.6 million in cash and no debt obligations as of December 31, 2016, we focused our efforts on reducing our overall operating expenses in an effort to return to profitability. Consequently, in February 2017, we announced a corporate restructuring initiative with a goal of significantly reducing annual operating costs from 2016 levels. The initiative included an organizational consolidation of management and oversight functions in order to streamline and better align the organization into more focused, efficient, and cost-effective reporting relationships, and involved headcount reductions and office closures. This initiative was designed to return the Company to profitability and mitigate the substantial doubt that existed at December 31, 2016 about our ability to continue as a going concern. The restructuring actions taken in 2017 resulted in a net decrease in operating expenses through December 31, 2017 of $8.4 million, including restructuring and asset impairment charges of $1.8 million in 2017 and impairment charges of $0.9 million in 2016.

While the substantial doubt about our ability to continue as a going concern continued to exist at December 31, 2017, we had $10.8 million in cash and no debt obligations at the end of the year. Consequently, considering both quantitative and qualitative information, we continue to believe that the combination of our restructuring actions, current financial position, liquid resources, obligations due or anticipated within the next year, executive reorganization, and implementation of our sales channel strategy will return us to profitability in 2018 and effectively mitigates the substantial doubt about our ability to continue as a going concern.

The actions taken in the first quarter of 2017 included closing our offices in Rochester, Minnesota, New York, New York, and Arlington, Virginia and reduced our staff by 20 employees, primarily located in these offices. During the second quarter of 2017, we fully exited the New York and Arlington facilities and took additional actions to improve our operating efficiencies. These actions reduced our staff by an additional 17 production and administrative employees in our Solon location.

During the year ended December 31, 2017 we recorded net restructuring expenses totaling approximately $1.7 million, consisting of approximately $0.8 million for severance and related benefits, approximately $0.7 million related to the facility closings, and approximately $0.2 million primarily related to fixed asset and prepaid expenses write-offs.

Our restructuring liabilities consist of one-time termination costs for severance and benefits to former employees and estimated ongoing costs related to long-term operating lease obligations. The recorded value of the termination severance and benefits to employees approximates fair value, as the remaining obligation is based on the arrangements made with the former employees, and these obligations will be completely satisfied in less than 12 months. The recorded value of the ongoing lease obligations is based on the remaining lease term and payment amount, net of estimated sublease income, discounted to present value. Changes in subsequent periods resulting from a revision to either the timing or the amount of estimated cash flows over the future period are measured using the credit adjusted, risk-free rate that was used to measure the restructuring liabilities initially. The current portion of the ongoing lease obligations is included within the caption, “Accrued liabilities” and the long term portion of the ongoing lease obligations comprises the caption, “Other liabilities” in the Consolidated Balance Sheets as of December 31, 2017. We estimated that we would receive a total of approximately $1.2 million in sublease payments to offset our remaining lease obligations, which extend until June 2021, of approximately $1.7 million. We expect to incur insignificant additional costs over the remaining life of our lease obligations, but we do not anticipate further major restructuring activities in the near future. The following is a reconciliation of the beginning and ending balances of our restructuring liability:

	Severance and Related Benefits	Facilities	Other	Total
Balance at January 1, 2017	$—	$—	$—	$—
Additions	$770	$830	$186	$1,786
Accretion of lease obligations	$—	$31	$—	$31
Adjustment of lease obligations		$(155)	$—	$(155)
Write-offs		$9	$(95)	$(86)
Payments	$(708)	$(375)	$(91)	$(1,174)
Balance at December 31, 2017	$62	$340	$—	$402

NOTE 4. DISCONTINUED OPERATIONS

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

Pool Products Business

On November 26, 2013, we announced the sale of our pool products business for a cash purchase price of $5.2 million. Under the terms of the Purchase Agreement, we sold substantially all of the assets associated with the pool products business and the buyer assumed certain related liabilities. In connection with the sale, we and the buyer entered into a transition services agreement that continued until April 30, 2014, under which we provided services to transition the pool products business to the buyer. In addition, the Purchase Agreement contains representations, warranties and covenants of us and the buyer and prohibits us from competing with the buyer in the pool business for a period of five years following the closing. The Purchase Agreement also provided for an escrow of $500 thousand of the purchase price to secure customary indemnification obligations with respect to our representations, warranties, covenants and other obligations under the Purchase Agreement. Under the terms of the Purchase Agreement, the first of five $100 thousand scheduled escrow releases commenced on March 25, 2014, and was to continue on the 25th day of each of the next four subsequent months. As of December 31, 2015 and 2014, $200 thousand of the cash held in escrow had been released to us and $300 thousand remained in escrow subject to the resolution of outstanding buyer claims that were the subject of an arbitration claim filed by the buyer in February 2015. At December 31, 2015, we offset the full escrow amount by the expected costs to settle this claim, as we had reached an agreement in principle with the buyer. On March 18, 2016, a settlement agreement was executed for this claim and the funds in the escrow account, plus the interest earned on the account, were released to the buyer. The legal fees incurred for the arbitration are included in the loss on disposal of discontinued operations for all periods presented. For additional information on the status of the remaining cash in escrow, please refer to Note 14, “Legal Matters.”

As a result of exiting EFLS and selling CLL and the pool products businesses, we have reclassified all net sales and expenses associated with this business from the Consolidated Statements of Operations, and have reported the net (loss) income from those activities as discontinued operations in the Consolidated Statements of Operations for all years presented.

The following table summarizes the components included in loss from discontinued operations in our Consolidated Statements of Operations for the periods presented (in thousands):

	December 31,
	2016	2015
Net sales	$—	$1,078
Cost of sales	—	588
Gross Profit	—	490

Operating expenses of discontinued operations	—	657
Other expenses	—	—
Loss on disposal of discontinued operations	(12)	(534)
Loss from discontinued operations before income taxes	(12)	(701)
Benefit from income taxes	—	(10)
Loss from discontinued operations	$(12)	$(691)

The following table shows the components of the loss from discontinued operations by business for the periods presented (in thousands):

	December 31,
	2016	2015
CLL	—	(138)
EFLS	—	(29)
Pool products business	—	—
Loss from operations of discontinued operations	—	(167)

CLL	—	(44)
Pool products business	(12)	(490)
Loss on disposal of discontinued operations	(12)	(534)

Loss from discontinued operations before income taxes	(12)	(701)

Benefit from income taxes	—	(10)

Loss from discontinued operations	$(12)	$(691)

NOTE 5. INVENTORIES

Inventories are stated at the lower of standard cost (which approximates actual cost determined using the first-in, first-out cost method) or net realizable value and consists of the following (in thousands):

	At December 31,
	2017	2016

Raw materials	$3,316	$5,049
Finished goods	6,598	10,016
Reserve for excess, obsolete, and slow moving inventories	(4,196)	(5,596)
Inventories, net	$5,718	$9,469

During 2017, we implemented a strategic sales initiative to sell certain excess inventory that had previously been written-down in conjunction with our excess inventory reserve analysis in prior years, as required by U.S. GAAP. This initiative resulted in a net reduction of our gross inventory levels and excess inventory reserves of $5.2 million and $1.4 million, respectively, in 2017.

During the first half of 2016 we initiated an aggressive inventory procurement plan in order to meet the expected demand based on the commercial sales growth experienced during the first six months of the year. While we did not achieve this level of demand, we had already committed to inventory purchases into the third quarter due to manufacturing and shipment lead times. As a result, our gross inventory levels increased $5.0 million as of December 31, 2016 compared to December 31, 2015. After evaluation of historical sales, current economic trends, forecasted sales, and product lifecycles, we charged $3.3 million to cost of sales from continuing operations for excess, obsolete, and slow moving inventories in 2016 compared to $1.7 million in 2015.

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets and consist of the following (in thousands):

	At December 31,
	2017	2016

Equipment (useful life 3 - 15 years)	$1,557	$2,231
Tooling (useful life 2 - 5 years)	371	863
Vehicles (useful life 5 years)	47	39
Furniture and fixtures (useful life 5 years)	137	170
Computer software (useful life 3 years)	1,043	977
Leasehold improvements (the shorter of useful life or lease life)	201	256
Construction in progress	55	154
Property and equipment at cost	3,411	4,690
Less: accumulated depreciation	(2,314)	(2,365)
Property and equipment, net	$1,097	$2,325

Depreciation expense was $0.7 million, $0.8 million, and $0.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

During 2015, the Company invested in certain equipment to be used to increase our capabilities and reduce the cost of components used in our domestic manufacturing processes, as many of our sales opportunities were with respect to products made in the U.S. or meeting “Buy American” standards. These opportunities included our military maritime product line, as well as products for use in government-funded facilities, such as military bases, which must comply with certain domestic preference standards. As a result of the decline in 2016 sales as well as our expectation of limited sales of our military Intellitube® product going forward due to new competition for retrofit products for the U.S. Navy, coupled with the current cost of procuring components from our suppliers for such products, versus manufacturing them at a low volume, at December 31, 2016, we re-evaluated the economics of manufacturing versus purchasing such components from our suppliers. We concluded that we would no longer use the equipment and software purchased to conduct this manufacturing and evaluated the carrying value of the equipment and software compared to its fair value and determined that the equipment and software were impaired. Accordingly, we recorded an impairment loss of $0.9 million, to adjust the carrying value of the equipment and software to its net realizable value as of December 31, 2016. Due to the specialized nature of this equipment we were not able to find a buyer for this equipment in 2017. As a result, we re-evaluated the carrying of the equipment and software compared to its fair value and recorded an additional impairment loss of $0.2 million as of December 31, 2017. We have classified the net carrying value of this equipment as “Assets held for sale” in the accompanying Consolidated Balance Sheets as of December 31, 2017.

NOTE 7. ACCRUED LIABILITIES

Accrued current liabilities consisted of the following (in thousands):

	At December 31,
	2017	2016

Accrued payroll and related benefits	$394	$522
Accrued sales commissions and incentives	124	325
Accrued warranty expense	174	331
Accrued severance and related benefits	—	328
Accrued restructuring - short-term	170	—
Accrued legal and professional fees	77	63
Accrued other expenses	53	107
Total accrued liabilities	$992	$1,676

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

NOTE 9. COMMITMENTS AND CONTINGENCIES

We lease certain equipment, manufacturing, warehouse and office space under non-cancellable operating leases expiring through 2022 under which we are responsible for related maintenance, taxes, and insurance. Future minimum non-cancellable lease commitments are as follows (in thousands):

For the year ending December 31,	Minimum Lease Commitments	Sublease Payments (1)	Net Lease Commitments
2018	$1,259	$428	$831
2019	1,127	399	728
2020	960	267	693
2021	789	134	655
2022 & thereafter	309	—	309
Total contractual obligations	$4,444	$1,228	$3,216

(1) Represents the amount of income expected from sublease agreements executed in 2017 for our former New York, New York and Arlington, Virginia offices.

Certain leases included above contain escalation clauses and, as such, rent expense was recorded on a straight-line basis over the term of the lease. Net rent expense from continuing operations was $1.2 million, $1.2 million, and $0.8 million for the years ended December 31, 2017, 2016, and 2015, respectively.

On December 22, 2014, a former employee filed a lawsuit against us in the Superior Court of the State of California, County of San Diego, known as Merl Toyer v. Energy Focus, Inc., et al., alleging wrongful termination and other claims related to his employment with us. We subsequently removed the case to the United States District Court for the Southern District of California. On May 1, 2015, we entered into a settlement agreement with the plaintiff, which assigned no culpability to any party and provided for a payment by us in exchange for full settlement and release of his claims. As of June 30, 2015, the total settlement amount of $0.3 million had been paid to the plaintiff. In September 2015, we received $0.2 million as reimbursement from our insurance company for the settlement claim. For the year ended December 31, 2015, we had income of $0.2 million from the insurance reimbursement and expense of $0.2 million, net of the insurance settlement, respectively, included in the Consolidated Statements of Operations under the caption, “Selling, general, and administrative.”

NOTE 10. STOCKHOLDERS’ EQUITY

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

The offering closed on September 16, 2015 and we received $23.6 million in net proceeds from the transaction, after giving effect to underwriting discounts and commissions and estimated expenses. We expect to use the remaining net proceeds from the offering to finance our growth efforts, for working capital, and other general corporate purposes.

Warrants

We have issued warrants in conjunction with various equity issuances, debt financing arrangements, and sales incentives. As part of the underwriting agreement for our August 6, 2014 public offering, we issued a warrant for 47,000 shares to the underwriter representing four percent of the number of shares of common stock sold in the offering at an issue price of $5.40 per share representing 120 percent of the public offering price of the shares of common stock. The warrant was exercised on September 10, 2015. Additionally, there was a warrant issued to a former employee in 2013 as part of the sales of our pool products business, which was exercised in May 2015.

A summary of warrant activity was as follows:

	Warrants Outstanding	Weighted Average Exercise Price During Period

Balance, December 31, 2014	969,549	4.61
Warrants exercised	(638,189)	4.58
Warrants cancelled/forfeited	(112,110)	5.54
Warrants expired	(205,000)	4.20
Balance, December 31, 2015	14,250	4.30
Warrants cancelled/forfeited	(7,500)	4.30
Balance, December 31, 2016	6,750	$4.30
Warrants cancelled/forfeited	(6,750)	$4.30
Balance, December 31, 2017	—	$—

Stock-based compensation

On May 6, 2014, our Board of Directors approved the Energy Focus, Inc. 2014 Stock Incentive Plan (the “2014 Plan”). The 2014 Plan was approved by the stockholders at our annual meeting on July 15, 2014, after which no further awards could be issued under the Energy Focus, Inc. 2008 Incentive Stock Plan (the “2008 Plan”). The 2014 Plan initially allowed for awards up to 600,000 shares of common stock and expires on July 15, 2024. On July 22, 2015, the stockholders approved an amendment to the 2014 Plan to increase the shares available for issuance under the 2014 Plan by an additional 600,000 shares. On June 21, 2017, the stockholders approved an amendment to the 2014 Plan to increase the shares available for issuance under the 2014 Plan by an additional 1,300,000. We have two other equity-based compensation plans under which options are currently outstanding; however, no new awards may be granted under these plans. Generally, stock options are granted at fair market value and expire ten years from the grant date. Employee grants generally vest in three or four years, while grants to non-employee directors generally vest in one year. The specific terms of each grant are determined by our Board of Directors. At December 31, 2017, 1,798,693 shares remain available to grant under the 2014 Plan.

Stock-based compensation expense is attributed to the granting of stock options, restricted stock, and restricted stock unit awards. For all stock-based awards, we recognize compensation expense using a straight-line amortization method.

The impact on our results for stock-based compensation was as follows (in thousands):

	For the year ended December 31,
	2017	2016	2015

Cost of sales	$34	$56	$38
Product development	59	84	37
Selling, general, and administrative	714	1,220	738
Total stock-based compensation	$807	$1,360	$813

At December 31, 2017 and 2016, we had unearned stock compensation expense of $0.7 million and $1.2 million, respectively. These costs will be charged to expense and amortized on a straight-line basis in subsequent periods. The remaining weighted average period over which the unearned compensation is expected to be amortized was approximately 1.8 years as of both December 31, 2017 and 2016.

Stock options

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. Estimates utilized in the calculation include the expected life of the option, risk-free interest rate, and expected volatility, and are further comparatively detailed as follows:

	2017	2016	2015

Fair value of options issued	$2.66	$5.27	$5.33
Exercise price	$3.55	$7.46	$7.23
Expected life of option (in years)	5.8	5.8	5.8
Risk-free interest rate	2.1%	1.5%	1.7%
Expected volatility	91.9%	93.7%	90.7%
Dividend yield	0.00%	0.00%	0.00%

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
Options outstanding under all plans at December 31, 2017 have a contractual life of ten years, and vesting periods between one and four years. A summary of option activity under all plans was as follows:

	Number of Options	Weighted Average Exercise Price Per Share

Outstanding at December 31, 2014	459,271	$8.95
Granted	340,500	8.65
Cancelled	(147,152)	10.10
Exercised	(50,412)	4.69
Outstanding at December 31, 2015	602,207	8.58
Granted	167,819	7.31
Cancelled	(160,126)	12.94
Exercised	(79,166)	4.48
Outstanding at December 31, 2016	530,734	7.48
Granted	192,984	3.55
Cancelled	(377,095)	6.71
Expired	(56,111)	10.65
Exercised	(42,000)	2.30
Outstanding at December 31, 2017	248,512	$5.76

Vested and expected to vest at December 31, 2017	228,880	$5.97

Exercisable at December 31, 2017	110,476	$8.63

The “Expected to Vest” options are the unvested options that remain after applying the pre-vesting forfeiture rate assumption to total unvested options. The total intrinsic value of options exercised during 2017 was $42 thousand. The total intrinsic value of options outstanding and options exercisable at December 31, 2017 was $150.00 each, which was calculated using the closing stock price at the end of the year of $2.45 per share less the option price of the in-the-money grants.

The options outstanding at December 31, 2017 have been segregated into ranges for additional disclosure as follows:

OPTIONS OUTSTANDING						OPTIONS EXERCISABLE
Range of Exercise Prices			Number of Shares Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$2.30	—	$3.25	59,558	9.1	$3.04	2,000	4.9	$2.45
$3.26	—	$4.00	74,165	9.2	3.43	—	9.2	3.43
$4.01	—	$5.50	51,919	6.6	4.96	50,461	6.6	4.94
$5.51	—	$20.00	62,870	6.0	11.75	58,015	5.8	12.05
			248,512	7.8	$5.76	110,476	6.1	$8.63

Restricted stock and Restricted Stock Units

Prior to 2011, we issued restricted stock to Executive Officers and Directors in lieu of paying a portion of their cash compensation or Directors’ fees.

In 2015, we began issuing restricted stock units to employees and non-employee Directors under the 2014 Plan with vesting periods ranging from 1 to 3 years from the grant date.

The following table shows a summary of restricted stock and restricted stock unit activity:

	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value

At December 31, 2014	—	—
Granted	73,750	6.92
Forfeited	(16,250)	5.54
At December 31, 2015	57,500	$7.31
Granted	290,966	6.56
Vested	(11,213)	14.18
Forfeited	(87,138)	6.73
At December 31, 2016	250,115	$6.34
Granted	375,542	$3.18
Vested	(115,622)	$5.78
Forfeited	(203,893)	$5.30
At December 31, 2017	306,142	$3.37

Employee stock purchase plans

In September 2013, our stockholders approved the 2013 Employee Stock Purchase Plan (the “2013 Plan”) to replace the 1994 prior purchase plan. A total of 500,000 shares of common stock were provided for issuance under the 2013 Plan. The 2013 Plan permits eligible employees to purchase common stock through payroll deductions at a price equal to the lower of 85 percent of the fair market value of our common stock at the beginning or end of the offering period. Employees may end their participation at any time during the offering period, and participation ends automatically upon termination of employment with us. During 2017, 2016 and 2015, employees purchased 16,004, 22,094, and 18,119, respectively. At December 31, 2017, 427,437 shares remained available for purchase under the 2014 Plan.

NOTE 11. INCOME TAXES

We file income tax returns in the U.S. federal jurisdiction, as well as in various state and local jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state, and local, or non-United States income tax examinations by tax authorities for years before 2014. Our practice is to recognize interest and penalties related to income tax matters in income tax expense when and if they become applicable. At December 31, 2017 and 2016, respectively, there were no accrued interest and penalties related to uncertain tax positions.

The following table shows the components of (loss) income from continuing operations before income taxes (in thousands):

	For the year ended December 31,
	2017	2016	2015

United States	$(11,382)	$(16,848)	$9,620
(Loss) income from continuing operations before income taxes	$(11,382)	$(16,848)	$9,620

The following table shows the components of the provision for income taxes from continuing operations (in thousands):

	For the year ended December 31,
	2017	2016	2015
Current:
U.S. federal	$—	$1	$123
State	10	26	26
Total current	$10	$27	$149

Deferred:
U.S. Federal	$(125)	$—	$—
State	$—	$—	$—
Total deferred	$(125)	$—	$—

Provision for income taxes	$(115)	$27	$149

The principal items accounting for the difference between income taxes computed at the U.S. statutory rate and the provision for income taxes from continuing operations reflected in our Consolidated Statements of Operations are as follows:

	For the year ended December 31,
	2017	2016	2015

U.S. statutory rate	34.0%	34.0%	34.0%
State taxes (net of federal tax benefit)	2.3	1.7	0.2
Valuation allowance	17.4	(27.5)	(27.9)
Deferred rate change due to changes in tax laws	(51.7)	—	—
Other	(1.0)	(8.4)	(4.8)
	1.0%	(0.2)%	1.5%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are as follows (in thousands):

	At December 31,
	2017	2016	2015

Allowance for doubtful accounts	$—	$18	$18
Accrued expenses and other reserves	1,749	3,138	2,244
Tax credits, deferred R&D, and other	197	142	122
Net operating loss	8,610	9,239	5,384
Valuation allowance	(10,556)	(12,537)	(7,768)
Net deferred tax assets	$—	$—	$—

In 2017, our effective tax rate was lower than the statutory rate due to the remeasurement of our deferred tax assets resulting from the Tax Cuts and Jobs Act of 2017 (the “Act”) and a decrease in the valuation allowance. In 2016, our effective tax rate was lower than the statutory rate due to an increase in the valuation allowance as a result of the $10.6 million additional federal net operating loss we recognized for the year.

On December 22, 2017, the Act was signed into law making significant changes to the Internal Revenue Code (“IRC”). Changes include, but are not limited to, a corporate tax rate decrease from 35 percent to 21 percent effective for tax years beginning after December 31, 2017, repeal of the corporate Alternative Minimum Tax, elimination of certain deductions, and changes to the carryforward period and utilization of Net Operating Losses generated after December 31, 2017. We have calculated our best estimate of the impact of the Act in our year end income tax provision in accordance with our understanding of the Act and guidance available as of the date of this filing. As a result of the Act, we have recorded $0.1 million as additional income tax benefit in the fourth quarter of 2017, the period in which the legislation was enacted. The amount related to the release of the valuation allowance on the Alternative Minimum Tax Credit carry-forward which is expected to be fully refunded by 2021. We remeasured the deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future. The impact of the remeasurement was $5.9 million of additional tax expense which was offset by a $5.9 million reduction of the valuation allowance resulting in a net zero impact to the financial statements. The U.S. Treasury Department, the Internal Revenue Service, and other standard-setting bodies could interpret or issue guidance on how provisions of the Act will be applied or otherwise administered that is different from our interpretation. As we complete our analysis of the Act, collect and prepare necessary data, and interpret any additional guidance, we may make adjustments to provisional amounts that we have recorded that may materially impact our provision for income taxes in the period in which the adjustments are made.

Since we believe it is more likely than not that the benefit from net operating loss carry-forwards will not be realized, we have provided a full valuation allowance against our deferred tax assets at December 31, 2017 and 2016, respectively. We had no net deferred tax liabilities at December 31, 2017 or 2016, respectively. In 2017, we recognized U.S. federal and various states income tax benefit of $0.1 million as a result of the reduction of the valuation allowance on the portion of Alternative Minimum Tax Credits that are expected to be refunded. In 2016, we recognized U.S. federal and various states income tax expense as a result of the adjustment from the 2015 provision to the actual tax on the 2015 returns that were filed in 2016.

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

At December 31, 2017, we had net operating loss carry-forwards of approximately $91.8 million for U.S. federal, state, and local income tax purposes. However, due to changes in our capital structure, approximately $37.3 million of this amount is available to offset future taxable income after the application of the limitations found under Section 382 of the IRC. As a result of this limitation, in 2018, we expect to have approximately $37.3 million of the net operating loss carry-forward available for use. If not utilized, these carry-forwards will begin to expire in 2021 for federal purposes and have begun to expire for state and local purposes. Additionally, the changes to our capital structure have subjected, and will continue to subject our net operating loss carry-forward to an annual limitation as discussed further below. This limitation will significantly restrict our ability to utilize the carry-forward to offset taxable income in future periods.

The IRC imposes restrictions on the utilization of various carry-forward tax attributes in the event of a change in ownership, as defined by IRC Section 382. During 2015, we completed an IRC Section 382 review and the results of this review indicate ownership changes have occurred which would cause a limitation on the utilization of carry-forward attributes. Our net operating loss carry-forwards and research and development credits are all subject to limitation. Under these tax provisions, the limitation is applied first to any capital losses, next to any net operating losses, and then to any general business credits. The Section 382 limitation is currently estimated to result in the expiration of $54.2 million of net operating loss carry-forwards and $0.3 million of research and development credits. A valuation allowance has been established to reserve for the potential benefits of the remaining net operating loss carry-forwards in the consolidated financial statements to reflect the uncertainty of future taxable income required to utilize available tax loss carry-forwards.

NOTE 12. PRODUCT AND GEOGRAPHIC INFORMATION

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

The following table provides a breakdown of product net sales from continuing operations for the years indicated (in thousands):

	Year ended December 31,
	2017	2016	2015

Commercial	$15,217	$14,809	$14,156
Military maritime	4,629	16,189	50,128
R&D services	—	—	119
Total net sales	$19,846	$30,998	$64,403

A geographic summary of net sales from continuing operations is as follows (in thousands):

	For the year ended December 31,
	2017	2016	2015

United States	$19,446	$29,840	$64,251
International	400	1,158	152
Total net sales	$19,846	$30,998	$64,403

At December 31, 2017 and 2016, approximately 98 percent and 99 percent of our long-lived assets, respectively, which consist of property and equipment, were located in the United States.

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

Mr. Tu is also the Founder, Chief Executive Officer and Chief Investment Officer of 5 Elements Global Advisors, an investment advisory and management company managing the holdings of 5 Elements Global Fund LP, which was a beneficial owner of more than 5 percent of our common stock prior to the August 2014 registered offering. As of December 31, 2017, 5

Elements Global Fund LP holds approximately 2.5 percent of our common stock. 5 Elements Global Advisors focuses on investing in clean energy companies with breakthrough, commercialized technologies, and near-term profitability potential. Mr. Tu is also Co-Founder of Communal International Ltd. (“Communal”), a British Virgin Islands company dedicated to assisting clean energy, solutions-based companies, maximizing technology and product potential and gaining them access to global marketing, distribution licensing, manufacturing and financing resources. Communal has a 50 percent ownership interest in 5 Elements Energy Efficiencies (BVI) Ltd., a beneficial owner of approximately 2.4 percent of our common stock. Yeh-Mei Cheng controls 5 Elements Energy Efficiencies (BVI) Ltd. and owns the other 50 percent. She is Co-Founder of Communal International Ltd. with Mr. Tu and the mother of Simon Cheng, a member of our Board of Directors through February 19, 2017 and an employee of the Company.

On February 27, 2012, we entered into an Asian Business Development/Collaboration Agreement with Communal. The agreement had a term of 60 months, under which we paid $523 thousand to Communal in 2012. Effective January 1, 2013, the Asian Business Development/Collaboration Agreement with Communal was amended to reflect the extension of the terms of the Agreement for an additional twelve months, and the addition of certain services and countries in the territory covered by the Agreement. In connection with the amended and restated Agreement, we paid an additional $425 thousand in 2013 and recorded expense of $226 thousand. For the year ended December 31, 2015, nothing was paid under this Agreement and we recorded expense of $226 thousand per year. On December 23, 2015, we terminated the Agreement with Communal without penalty.

NOTE 14. LEGAL MATTERS

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

SUPPLEMENTARY FINANCIAL INFORMATION TO ITEM 8.

The following table sets forth our selected unaudited financial information for the four quarters in the periods ended December 31, 2017 and 2016, respectively. This information has been prepared on the same basis as the audited financial statements and, in the opinion of management, contains all adjustments necessary for a fair presentation thereof.

QUARTERLY FINANCIAL DATA (UNAUDITED)
(amounts in thousands, except per share amounts)

2017	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales from continuing operations	$4,727	$5,002	$6,011	$4,106
Gross profit from continuing operations	1,622	1,137	1,501	561
Net loss from continuing operations	(1,858)	(1,773)	(3,114)	(4,522)
Net loss from discontinued operations	—	—	—	—
Net loss	$(1,858)	$(1,773)	$(3,114)	$(4,522)
Net loss per share (basic and diluted):
Net loss from continuing operations	$(0.16)	$(0.15)	$(0.26)	$(0.39)
Net loss from discontinued operations	—	—	—	—
Net loss	$(0.16)	$(0.15)	$(0.26)	$(0.39)

2016	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales from continuing operations	$7,186	$8,261	$7,126	$8,425
Gross profit from continuing operations	(1,072)	3,082	2,522	3,145
Net loss from continuing operations	(7,805)	(3,177)	(3,916)	(1,977)
Net loss from discontinued operations	—	—	—	(12)
Net loss	$(7,805)	$(3,177)	$(3,916)	$(1,989)
Net loss per share (basic and diluted):
Net loss from continuing operations	$(0.67)	$(0.27)	$(0.34)	$(0.17)
Net loss from discontinued operations	—	—	—	—
Net loss	$(0.67)	$(0.27)	$(0.34)	$(0.17)

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

Based on their evaluation as of the end of the period covered by this Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2017.

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

Based upon our evaluation under the COSO framework as of December 31, 2017, management concluded that its internal control over financial reporting was effective as of December 31, 2017.

Changes in internal control over financial reporting

During the fourth quarter of 2017, there were no material changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SCHEDULE II
ENERGY FOCUS, INC.
SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
(amounts in thousands)

Description	Beginning Balance	Charges to Revenue/ Expense	Deductions	Ending Balance
Year ended December 31, 2017
Allowance for doubtful accounts and returns	$236	$23	$217	$42
Inventory reserves	5,596	1,139	2,539	4,196
Valuation allowance for deferred tax assets	12,537	3,883	5,864	10,556
Year ended December 31, 2016
Allowance for doubtful accounts and returns	$155	$156	$75	$236
Inventory reserves	2,315	6,110	2,829	5,596
Valuation allowance for deferred tax assets	7,768	4,769	—	12,537
Year ended December 31, 2015
Allowance for doubtful accounts and returns	$307	$39	$191	$155
Inventory reserves	576	2,066	327	2,315
Valuation allowance for deferred tax assets	9,008	(1,240)	—	7,768

 (3) Exhibits required by Item 601 of Regulation S-K

The information required by this Item is set forth on the Exhibit Index that follows the signature page of this report.
ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized.

ENERGY FOCUS, INC.

By:	/s/ Theodore L. Tewksbury III
Theodore L. Tewksbury III
Chairman, Chief Executive Officer and President Date: February 22, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the date indicated:

Signature		Title

/s/ Theodore L. Tewksbury III		Chairman, Chief Executive Officer, President and Director
Theodore L. Tewksbury III		(Principal Executive Officer)

/s/ Michael H. Port		Chief Financial Officer
Michael H. Port		(Principal Financial and Accounting Officer)

*Ronald D. Black		Director
*William Cohen		Director
*Glenda Dorchak		Director
*Marc J. Eisenberg		Director
*Michael R. Ramelot		Director

	*By:	/s/ Theodore L. Tewksbury III
Theodore L. Tewksbury III (Attorney-in-fact)
Date: February 22, 2018

EXHIBIT INDEX

Exhibit Number	Description of Documents

3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 13, 2013).
3.2	Amendment to Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 16, 2014).
3.3	Amendment to Certificate of Incorporation of the Registration (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 27, 2015).
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

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Annual Report on Form 10-K filed on March 27, 2014).
10.1*	2013 Employee Stock Purchase Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Form DEF14A filed on August 16, 2013).
10.2*	2004 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (Commission File No. 333-122-686) filed on February 10, 2005).
10.3*	2008 Incentive Stock Plan, as amended (incorporated by reference from Appendix B to the Registrant’s Preliminary Proxy Statement on Form PRER14A filed on June 8, 2012).
10.4*	2014 Stock Incentive Plan, as amended (filed with this report).
10.5*	Form of Nonqualified Stock Option Grant Agreement to Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 16, 2014).
10.6*	Form of Nonqualified Stock Option Grant Agreement to Employees (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 16, 2014).
10.7*	Form of Restricted Stock Unit Grant Agreement to Employees (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 16, 2014).
10.8*	Form of Restricted Stock Unit Grant Agreement to Non-Employee Directors (filed with this Report).
10.9*	Form of Incentive Stock Option Grant Agreement to Employees (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on July 16, 2014).
10.10*
Agreement and General Release of Claims dated May 6, 2016 between Eric W. Hilliard and Energy Focus, Inc. (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed May 11, 2016).

10.11*
Separation Agreement and Release dated June 17, 2016 between Marcia J. Miller and Energy Focus, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 21, 2016).

10.12*
Executive Chairman Offer Letter dated November 18, 2016 between Theodore L. Tewksbury III and Energy Focus, Inc. (filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed February 23, 2017).

10.13*
Chief Financial Officer Offer Letter dated November 18, 2016 between Bradley B. White and Energy Focus, Inc. (filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed February 23, 2017).

10.14*
Separation Agreement and Release dated February 18, 2017 between James Tu and Energy Focus, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed February 21, 2017).

10.15*
Chairman, Chief Executive Officer and President Offer Letter and Change in Control Participation Agreement dated February 19, 2017 between Theodore L. Tewksbury III and Energy Focus, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 21, 2017).

10.16*
Change in Control Benefit Plan Participation Agreement dated March 21, 2017 between Michael H. Port and Energy Focus, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed May 4, 2017).

10.17*	Energy Focus, Inc. Executive Bonus Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 17, 2017).
10.18*	Change in Control Plan and Form of Participation Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed February 21, 2017).
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