Form 10-Q
period 2018-03-31
ENERGY FOCUS, INC/DE
filed 2018-05-02
CIK 924168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of April 27, 2018 was 11,936,096.

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

We believe that important factors that could cause our actual results to differ materially from forward-looking statements include, but are not limited to, the risks and uncertainties outlined under “Risk Factors” under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 and Part II, Item 1A of this Quarterly Report and other matters described in this Quarterly Report generally. Some of these factors include:

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

ITEM 1. FINANCIAL STATEMENTS
ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$10,172	$10,761
Trade accounts receivable, less allowances of $20 and $42, respectively	3,551	3,595
Inventories, net	5,608	5,718
Prepaid and other current assets	886	596
Assets held for sale	—	225
Total current assets	20,217	20,895

Property and equipment, net	1,004	1,097
Other assets	144	159
Total assets	$21,365	$22,151

LIABILITIES
Current liabilities:
Accounts payable	$3,076	$1,630
Accrued liabilities	145	130
Accrued payroll and related benefits	440	394
Accrued sales commissions	178	124
Accrued restructuring	91	170
Accrued warranty reserve	141	174
Deferred revenue	27	5
Total current liabilities	4,098	2,627

Other liabilities	201	232
Total liabilities	4,299	2,859

STOCKHOLDERS' EQUITY
Preferred stock, par value $0.0001 per share:
Authorized: 2,000,000 shares in 2018 and 2017
Issued and outstanding: no shares in 2018 and 2017	—	—
Common stock, par value $0.0001 per share:
Authorized: 30,000,000 shares in 2018 and 2017
Issued and outstanding: 11,931,237 at March 31, 2018 and 11,868,896 at December 31, 2017	1	1
Additional paid-in capital	127,656	127,493
Accumulated other comprehensive income	3	2
Accumulated deficit	(110,594)	(108,204)
Total stockholders' equity	17,066	19,292
Total liabilities and stockholders' equity	$21,365	$22,151

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2018	2017
Net sales	$4,659	$4,106
Cost of sales	3,843	3,545
Gross profit	816	561

Operating expenses:
Product development	629	771
Selling, general, and administrative	2,647	3,631
Restructuring	(50)	674
Total operating expenses	3,226	5,076
Loss from operations	(2,410)	(4,515)

Other expenses (income):
Interest expense	1	—
Other (income) expense	(21)	7

Loss from operations before income taxes	(2,390)	(4,522)
Provision for income taxes	—	—
Net loss	$(2,390)	$(4,522)

Net loss per share - basic and diluted	$(0.20)	$(0.39)

Weighted average shares used in computing net loss per share:
Basic and diluted	11,900	11,718

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three months ended March 31,
	2018	2017
Net loss	$(2,390)	$(4,522)

Other comprehensive income:
Foreign currency translation adjustments	1	5
Comprehensive loss	$(2,389)	$(4,517)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount

Balance at December 31, 2017	11,869	$1	$127,493	$2	$(108,204)	$19,292

Issuance of common stock under employee stock option and stock purchase plans	74					—
Common stock withheld in lieu of income tax withholding on vesting of restricted stock units	(12)		(32)			(32)
Stock-based compensation			195			195
Foreign currency translation adjustment				1		1
Net loss from continuing operations for the three months ended March 31, 2018					(2,390)	(2,390)

Balance at March 31, 2018	11,931	$1	$127,656	$3	$(110,594)	$17,066

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(2,390)	$(4,522)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	151	177
Stock-based compensation	195	207
Stock-based compensation reversal	—	(269)
Provision for doubtful accounts receivable	(22)	—
Provision for slow-moving and obsolete inventories and valuation reserves	(487)	162
Provision for warranties	(33)	13
(Gain) loss on dispositions of property and equipment	(19)	8
Changes in operating assets and liabilities:
Accounts Receivable	66	3,054
Inventories	597	866
Prepaid and other assets	(274)	(114)
Accounts payable	1,398	(1,649)
Accrued and other liabilities	53	248
Deferred revenue	22	174
Total adjustments	1,647	2,877
Net cash used in operating activities	(743)	(1,645)

Cash flows from investing activities:
Acquisitions of property and equipment	(57)	(29)
Proceeds from the sale of property and equipment	244	—
Net cash provided by (used in) investing activities	187	(29)

Cash flows from financing activities:
Proceeds from exercises of stock options and employee stock purchase plan purchases	—	77
Common stock withheld to satisfy income tax withholding on vesting of restricted stock units	(32)	(47)
Net cash (used in) provided by financing activities	(32)	30

Effect of exchange rate changes on cash	(1)	(15)

Net decrease in cash and cash equivalents	(589)	(1,659)
Cash and cash equivalents, beginning of period	10,761	16,629
Cash and cash equivalents, end of period	$10,172	$14,970

Classification of cash and cash equivalents:
Cash and cash equivalents	$9,830	$14,628
Restricted cash held	$342	$342
Cash and cash equivalents, end of period	$10,172	$14,970

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

NOTE 1. NATURE OF OPERATIONS

Energy Focus, Inc. and its subsidiary engage in the design, development, manufacturing, marketing, and sale of energy-efficient lighting systems. We operate in a single industry segment, developing and selling our energy-efficient light-emitting diode (“LED”) lighting products into the general commercial, industrial and military maritime markets. Our goal is to become a trusted leader in the LED lighting retrofit market by replacing fluorescent lamps in institutional buildings and high-intensity discharge (“HID”) lighting in low-bay and high-bay applications with our innovative, high-quality commercial and military tubular LED (“TLED”) and other LED products.

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

We have prepared the accompanying financial data for the three months ended March 31, 2018 and 2017 pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The accompanying financial data and information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Annual Report”). The Condensed Consolidated Balance Sheet as of December 31, 2017 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

In the opinion of management, the accompanying financial statements contain all normal and recurring adjustments necessary to present fairly our Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017, Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2018 and 2017, Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2018, and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017.

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

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

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

For the three months ended March 31, 2018, a regional commercial lighting retrofit company located in California accounted for approximately 10 percent of net sales. In addition, our primary distributor for the U.S. Navy, accounted for approximately 46 percent of net sales for the three months ended March 31, 2018. When combined with sales to a shipbuilder for the U.S. Navy, sales of products for the U.S. Navy comprised approximately 50 percent of net sales for the same period. For the three months ended March 31, 2017, our primary distributor for the U.S. Navy accounted for approximately 14 percent of net sales and a shipbuilder for the U.S. Navy accounted for approximately 10 percent of net sales, and together sales of products for the U.S. Navy comprised approximately 24 percent of net sales. In addition, sales to a global healthcare system located in Northeast Ohio accounted for approximately 22 percent of net sales for the three months ended March 31, 2017.

Our primary distributor for the U.S. Navy, the regional commercial lighting retrofit company located in California, and the global healthcare system located in Northeast Ohio accounted for approximately 47 percent, 13 percent, and 10 percent of net trade accounts receivable, respectively, at March 31, 2018. At December 31, 2017, our primary distributor for the U.S. Navy, the global healthcare system located in Northeast Ohio, and a regional commercial lighting retrofit company located in Texas accounted for approximately 39 percent, 21 percent, and 17 percent of net trade accounts receivable, respectively.

Recent accounting pronouncements

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

Update to significant accounting policies

Revenue

On January 1, 2018, we adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), as amended by subsequently issued additional guidance (together, “ASC 606”) using the modified retrospective method. The adoption of ASC 606 did not have a material impact on our consolidated financial position or results of operations, as our revenue arrangements generally consist of a single performance obligation to transfer promised goods at a fixed price.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Net sales include revenues from sales of products and shipping and handling charges, net of estimates for product returns. Revenue is measured at the amount of consideration we expect to received in exchange for the transferred products. We recognize revenue at the point in time when we transfer the promised products to the customer and the customer obtains control over the products. We recognize revenue for shipping and handling charges at the time the goods are shipped to the customer, and the costs of outbound freight are included in cost of sales, as we have elected the practical expedient included in ASC 606. We provide for product returns based on historical return rates. While we incur costs for sales commissions to our sales employees and outside agents, we recognize commission costs concurrent with the related revenue, as the amortization period is less than one year and we have elected the practical expedient included in ASC 606. We do not incur incremental costs to obtain contracts with our customers. Our product warranties are assurance-type warranties, which promise the customer that the products are as specified in the contract. Therefore, the product warranties are not a separate performance obligation and are accounted for as described below. Sales taxes assessed by governmental authorities are accounted for on a net basis and are excluded from net sales.

The following table provides a disaggregation of product net sales for the periods presented:

	Three months ended March 31,
	2018	2017
Net sales:
Commercial	$2,205	$3,079
Military maritime	2,454	1,027
Total net sales	$4,659	$4,106

Accounts Receivable

Our trade accounts receivable consists of amounts billed to and currently due from customers. Credit is extended to customers based upon an evaluation of the customer’s financial condition and the amounts due are stated at their estimated net realizable value. We maintain an allowance for doubtful accounts receivable to provide for the estimated amount of receivables that will not be collected. The allowance is based on an assessment of customer creditworthiness and historical payment experience, the age of outstanding receivables, and performance guarantees to the extent applicable. Past due amounts are written off when our internal collection efforts have been unsuccessful. Our standard payment terms with customers are net 30 days, and we do not generally offer extended payment terms to our customers. Accordingly, we do not adjust trade accounts receivable for the effects of financing, as we expect the period between the transfer of product to the customer and the receipt of payment from the customer to be in line with our standard payment terms.

There have been no other material changes to our significant accounting policies, as compared to those described in our 2017 Annual Report.

Geographic information

Approximately 98 percent of our long-lived fixed assets are located in the United States, with the remainder located in our product development center in Taiwan. Net sales attributable to customers outside the United States accounted for approximately one percent and two percent of our total net sales for the three months ended March 31, 2018 and 2017, respectively. The geographic location of our net sales is derived from the destination to which we ship the product.

Net loss per share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted loss per share

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

gives effect to all dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of incremental shares upon the exercise of stock options or release of restricted stock units unless the effect would be anti-dilutive.

As a result of the net loss we incurred for the three months ended March 31, 2018 and 2017, approximately 90 thousand and 137 thousand potentially dilutive equity awards respectively, were excluded from the net loss per share calculation, as their inclusion would have been anti-dilutive. Therefore, for the three months ended March 31, 2018 and 2017, the basic weighted average shares outstanding were used in calculating diluted loss per share.

The following is a reconciliation of the numerator and denominator of the basic and diluted net loss per share computations for the periods presented below (in thousands):

	Three months ended March 31,
	2018	2017
Numerator:
Net loss	$(2,390)	$(4,522)

Denominator:
Basic weighted average common shares outstanding	11,900	11,718
Potential common shares from equity awards and warrants	—	—
Diluted weighted average shares	11,900	11,718

Product warranties

Through March 31, 2016, we warranted finished goods against defects in material and workmanship under normal use and service for periods generally between one and five years. Beginning April 1, 2016, we warrant our commercial LED tubes, globes, and troffer luminaires for a period of ten years. Warranty settlement costs consist of actual amounts expensed for warranty, which are largely a result of the cost of replacement products provided to our customers. A liability for the estimated future costs under product warranties is maintained for products outstanding under warranty based on the actual claims incurred to date and the estimated nature, frequency, and costs of future claims. These estimates are inherently uncertain and changes to our historical or projected experience may cause material changes to our warranty reserves in the future. We continuously review the assumptions related to the adequacy of our warranty reserve, including product failure rates, and make adjustments to the existing warranty liability when there are changes to these estimates or the underlying replacement product costs, or the warranty period expires. Extending the warranty did not have a material impact on our condensed consolidated financial statements in 2017 or for the three months ended March 31, 2018. The following table summarizes warranty activity for the periods presented (in thousands):

	Three months ended March 31,
	2018	2017
Balance at beginning of period	$174	$331
Warranty accruals for current period sales	8	13
Adjustments to existing warranties	(1)	(50)
In kind settlements made during the period	(40)	(36)
Accrued warranty reserve	$141	$258

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

NOTE 3. RESTRUCTURING

During the first quarter of 2017, we announced a restructuring initiative with a goal of significantly reducing annual operating costs from 2016 levels. The initiative included an organizational consolidation of management and oversight functions in order to streamline and better align the organization into more focused, efficient, and cost effective reporting relationships, and involved headcount reductions and office closures. This initiative was designed to return the Company to profitability and mitigate the substantial doubt that existed at December 31, 2016 about our ability to continue as a going concern. For additional information regarding the restructuring actions taken in the 2017, please refer to Note 3., “Restructuring,” included under Item 8 of our 2017 Annual Report.

During the three months ended March 31, 2018 we recorded net restructuring credits totaling approximately $50 thousand, primarily related to the revision of our initial estimates of the cost for the remaining lease obligation for our former Arlington, Virginia office.

For the three months ended March 31, 2017, we recorded restructuring charges totaling approximately $0.7 million, consisting of approximately $0.6 million in severance and related benefits, $19 thousand in facilities costs related to the termination of the Rochester, Minnesota lease obligation, and $11 thousand in other restructuring costs.

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

	Severance and Related Benefits	Facilities	Total
Balance at January 1, 2018	$62	$340	$402
Additions	—	—	—
Accretion of lease obligations	—	6	6
Adjustment of lease obligations	—	(56)	(56)
Payments	(62)	(6)	(68)
Balance at March 31, 2018	$—	$284	$284

While the substantial doubt about our ability to continue as a going concern continued to exist at March 31, 2018, we had $10.2 million in cash and no debt obligations at the end of the quarter. In addition, the restructuring actions taken in 2017 resulted in a decrease in total operating expenses, including restructuring charges, of approximately $1.9 million in the first quarter of 2018 compared to the first quarter of 2017, and the lowest consumption of cash since the second quarter of 2015. Since the inception of our restructuring actions, we have achieved total operating cost reductions, including restructuring and asset impairment charges, of approximately $10.7 million compared to the same prior year period. Consequently, considering both quantitative and qualitative information, we continue to believe that the combination of our restructuring actions, current financial position, liquid resources, obligations due or anticipated within the next year, executive reorganization, and implementation of our sales channel strategy will return us to profitability in 2019 and effectively mitigates the substantial doubt about our ability to continue as a going concern.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

NOTE 4. INVENTORIES

Inventories are stated at the lower of standard cost (which approximates actual cost determined using the first-in, first-out cost method) or net realizable value, and consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Raw materials	$2,672	$3,316
Finished goods	6,645	6,598
Reserves for excess, obsolete, and slow moving inventories and valuation reserves	$(3,709)	$(4,196)
Inventories, net	$5,608	$5,718

NOTE 5. PROPERTY AND EQUIPMENT AND ASSETS HELD FOR SALE

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets and consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Equipment (useful life 3 to 15 years)	$1,577	$1,557
Tooling (useful life 2 to 5 years)	371	371
Vehicles (useful life 5 years)	47	47
Furniture and fixtures (useful life 5 years)	137	137
Computer software (useful life 3 years)	1,043	1,043
Leasehold improvements (the shorter of useful life or lease life)	210	201
Projects in progress	84	55
Property and equipment at cost	3,469	3,411
Less: accumulated depreciation	(2,465)	(2,314)
Property and equipment, net	$1,004	$1,097

Depreciation expense was $0.2 million for each of the three months ended March 31, 2018 and 2017.

As of March 31, 2018, we completed the sale of the equipment that we previously classified as held for sale. We received net proceeds from the sale of $0.2 million and recognized a gain on the sale of approximately $18 thousand. The gain on the sale is classified on our Condensed Consolidated Statements of Operations under the caption, “Other (income) expense.”

NOTE 6. INCOME TAXES

As a result of the operating loss incurred during each of the three months ended March 31, 2018 and 2017, and after the application of the annual limitation set forth under Section 382 of the Internal Revenue Code (“IRC”), it was not necessary to record a provision for U.S. federal income tax or various states income taxes. The expense recorded for the three months ended March 31, 2017 represents the adjustment of the 2016 provision to the actual tax on the 2016 returns.

At March 31, 2018 and December 31, 2017, we had a full valuation allowance recorded against our deferred tax assets. The valuation allowance was recorded due to uncertainties related to our ability to realize the deferred tax assets, primarily consisting of certain net operating loss carry-forwards. The valuation allowance is based on management’s estimates of taxable income by jurisdiction and the periods over which the deferred tax assets will be recoverable.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

At December 31, 2017, we had a net operating loss carry-forward of approximately $91.8 million for U.S. federal, state, and local income tax purposes. However, due to changes in our capital structure, approximately $37.3 million of the net operating loss carry-forward is available to offset future taxable income, and after the application of the limitations found under Section 382 of the IRC, we expect to have approximately $37.3 million of this amount available for use in 2018. If not used, these carry-forwards will begin to expire in 2021 for federal and have begun to expire for state and local purposes. For a full discussion of the estimated restrictions on our utilization of net operating loss carry-forwards, please refer to Note 11, “Income Taxes,” included under Item 8 of our 2017 Annual Report.

NOTE 7. STOCKHOLDERS’ EQUITY

Stock-based compensation

Stock-based compensation expense is attributable to stock options and restricted stock unit awards. For all stock-based awards, we recognize expense using a straight-line amortization method.

The following table summarizes stock-based compensation expense and the impact it had on operations for the periods presented (in thousands):

	Three months ended March 31,
	2018	2017
Cost of sales	$9	$18
Product development	25	13
Selling, general, and administrative	161	176
Total stock-based compensation	$195	$207

The table above excludes approximately $0.3 million in stock-based compensation expense from prior periods that was reversed and included as a reduction to restructuring expenses due to the workforce reduction associated with our restructuring actions in the first quarter of 2017.

Total unearned stock-based compensation was $1.3 million at March 31, 2018, compared to $1.1 million at March 31, 2017. These costs will be charged to expense and amortized on a straight-line basis in future periods. The weighted average period over which the unearned compensation at March 31, 2018 is expected to be recognized is approximately 2.3 years.

Stock options

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. Estimates utilized in the calculation include the expected life of the option, risk-free interest rate, and expected volatility, and are further comparatively detailed as follows:

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

	Three months ended March 31,
	2018	2017
Fair value of options issued	$1.74	$2.79
Exercise price	$2.46	$3.71
Expected life of options (in years)	5.8	5.8
Risk-free interest rate	2.3%	2.1%
Expected volatility	84.3%	92.2%
Dividend yield	0.0%	0.0%

A summary of option activity under all plans for the three months ended March 31, 2018 is presented as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)
Balance at December 31, 2017	248,512	$5.76
Granted	25,035	2.46
Exercised	—	—
Canceled/forfeited	(20,523)	10.09
Expired	—	—
Balance at March 31, 2018	253,024	$5.08	7.8

Vested and expected to vest at March 31, 2018	232,906	$5.26	7.6

Exercisable at March 31, 2018	126,505	$6.95	6.5

Restricted stock units

A summary of restricted stock unit activity under all plans for the three months ended March 31, 2018 is presented as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in years)
Balance at December 31, 2017	306,142	$3.37
Granted	421,514	2.48
Released	(74,655)	4.10
Canceled/forfeited	(11,571)	3.80
Balance at March 31, 2018	641,430	$2.69	2.7

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes thereto, included under Item 1 of this Quarterly Report, as well as the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included under Item 7 of our 2017 Annual Report.

Overview

Energy Focus, Inc. and its subsidiary engage in the design, development, manufacturing, marketing, and sale of energy-efficient lighting systems. We operate in a single industry segment, developing and selling our energy-efficient light-emitting diode (“LED”) lighting products into the general commercial, industrial, and military maritime markets. Our goal is to become a leader in the LED lighting retrofit market by replacing fluorescent lamps in general purpose and high-intensity discharge (“HID”) lighting in low-bay and high-bay applications with our innovative, high-quality commercial and military tubular LED (“TLED”) and other LED products.

Net sales, as reported, increased by 13.5 percent for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. For the three months ended March 31, 2018, net sales of our commercial products decreased by 28.4 percent as compared to the three months ended March 31, 2017. The sale cycles for our commercial target markets typically span several months and our financial results reflect continued fluctuations in the timing, pace, and size of commercial projects.

Despite the decline in our commercial sales in the first quarter of 2018 as compared to the first quarter of 2017, sales generated by agents increased 29 percent compared to the fourth quarter of 2017. In addition, we have begun to realize increased penetration in the Northeast, Mid-Atlantic, Southeast, Mid-South and Western regions, where sales grew 174 percent compared to the fourth quarter of 2017.

Our military maritime sales increased 138.9 percent for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, reflecting the timing and fulfillment of U.S. Navy awards during the first quarter of 2018 and our distributor’s ability to satisfy the first quarter 2017 demand out of its existing inventory.

The restructuring actions taken in 2017 resulted in a decrease in operating expenses, including restructuring credits of $0.1 million in 2018 and restructuring charges of $0.7 million in 2017, of approximately $1.9 million in the first quarter of 2018 over the first quarter of 2017. At March 31, 2018, we had $10.2 million in cash and no debt, and we have achieved total cost reductions, including restructuring and asset impairment charges, of approximately $10.7 million since the inception of our restructuring actions in 2017. We continue to incur losses and have a substantial accumulated deficit, which continued to raise substantial doubt about our ability to continue as a going concern at March 31, 2018, however, we continue to believe that the combination of our restructuring actions, current financial position, liquid resources, obligations due or anticipated within the next year, executive reorganization, and implementation of our sales channel strategy will return us to profitability in 2019 and effectively mitigates this doubt about our going concern status.

Results of operations

The following table sets forth items in our Condensed Consolidated Statements of Operations as a percentage of net sales for the periods indicated:

	Three months ended March 31,
	2018	2017
Net sales	100.0%	100.0%
Cost of sales	82.5	86.3
Gross profit	17.5	13.7

Operating expenses:
Product development	13.5	18.8
Selling, general, and administrative	56.8	88.4
Restructuring	(1.1)	16.4
Total operating expenses	69.2	123.6
Loss from operations	(51.7)	(109.9)

Other expenses (income):
Interest expense	—	—
Other (income) expense	(0.5)	0.2

Loss from operations before income taxes	(51.2)	(110.1)
Provision for income taxes	—	—
Net loss	(51.2)%	(110.1)%

Net sales

A further breakdown of our net sales is presented in the following table (in thousands):

	Three months ended March 31,
	2018	2017
Commercial products	$2,205	$3,079
Military maritime products	2,454	1,027
Total net sales	$4,659	$4,106

Net sales of $4.7 million for the first quarter of 2018 increased 13.5 percent compared to the first quarter of 2017 principally due to higher military maritime product sales, partially offset by a decrease in commercial product sales. Net sales of our commercial products decreased 28.4 percent compared to the first quarter of 2017, reflecting the timing of our customers’ projects and installation schedules. Net sales of our military maritime products increased 138.9 percent, primarily due to the timing and fulfillment of U.S. Navy awards during the first quarter of 2018 and our distributor’s ability to satisfy first quarter 2017 U.S. Navy demand for our products out of its existing inventory.

Gross profit

Gross profit was $0.8 million, or 17.5 percent of net sales, for the first quarter of 2018, compared to $0.6 million, or 13.7 percent of net sales, for the first quarter of 2017. The increase in gross profit was primarily due to improvements in manufacturing variances and efficiencies, partially offset by changes in product mix, principally within our military product sales, as we continue our efforts to liquidate inventory previously identified as excess.

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

Total gross and net product development spending, including revenues and credits from government contracts, is presented in the following table (in thousands):

	Three months ended March 31,
	2018	2017
Gross product development expenses	$629	$771

Gross product development expenses were $0.6 million for the first quarter of 2018, a $0.1 million decrease compared to the first quarter of 2017. The decrease was primarily a result of lower salaries and related benefits and rent expense due to our cost reduction initiatives. In addition, we incurred lower product testing and related expenses and legal fees due to the timing of new product introductions.

Selling, general, and administrative

Selling, general, and administrative expenses were $2.6 million for the first quarter of 2018, compared to $3.6 million for the first quarter of 2017. The $1.0 million decrease in selling, general, and administrative expenses is the direct result of our restructuring initiatives to reduce operating expenses. The primary drivers of the lower expenses in the first quarter of 2018 were decreases in salaries and related benefits of $0.4 million, trade show and other marketing costs of $0.2 million, and decreases of $0.1 million in each of the following categories: consulting costs, travel and related expenses, and building rent expense.

Restructuring

In the first quarter of 2017, we announced a restructuring initiative with a goal of significantly reducing annual operating costs from 2016 levels. The initiative included an organizational consolidation of management and oversight functions in order to streamline and better align the organization into more focused, efficient, and cost effective reporting relationships, and involved headcount reductions and office closures. This initiative was designed to return the Company to profitability and mitigate the substantial doubt that existed at December 31, 2016 about our ability to continue as a going concern. For additional information regarding the restructuring actions taken in the 2017, please refer to Note 3, “Restructuring,” included under Item 8 of our 2017 Annual Report.

During the three months ended March 31, 2018 we recorded net restructuring credits totaling approximately $50 thousand, primarily related to the revision of our initial estimates of the cost for the remaining lease obligation for our former Arlington, Virginia office.

For the three months ended March 31, 2017, we recorded restructuring charges totaling approximately $0.7 million, consisting of approximately $0.6 million in severance and related benefits, $19 thousand in facilities costs related to the termination of the Rochester, Minnesota lease obligation, and $11 thousand in other restructuring costs.

While the substantial doubt about our ability to continue as a going concern continued to exist at March 31, 2018, we had $10.2 million in cash and no debt obligations at the end of the quarter. In addition, the restructuring actions taken in 2017 resulted in a decrease in total operating expenses, including restructuring charges, of approximately $1.9 million in the first quarter of 2018 compared to the first quarter of 2017, and the lowest consumption of cash since the second quarter of 2015. Since the inception of our restructuring actions, we have achieved total operating cost reductions, including restructuring and asset impairment charges, of approximately $10.7 million compared to the same prior year period. Consequently, considering both quantitative and qualitative information, we continue to believe that the combination of our restructuring actions, current financial position, liquid resources, obligations due or anticipated within the next year, executive reorganization, and implementation of our sales channel strategy will return us to profitability in 2019 and effectively mitigates the substantial doubt about our ability to continue as a going concern.

Other income and expenses

Other income was $21 thousand for the first quarter of 2018, compared to other expenses of $7 thousand for the first quarter of 2017. The income for the three months ended March 31, 2018 primarily consisted of the gain on the sale of equipment previously classified as held for sale. The expenses for the three months ended March 31, 2017 primarily consisted of losses on the disposal of fixed assets partially offset by interest income on our cash balances.

Provision for (benefit from) income taxes

Due to the operating losses incurred during the three months ended March 31, 2018 and 2017, and after application of the annual limitation set forth under Section 382 of the IRC, it was not necessary to record a provision for U.S. federal income tax or various states income taxes.

Net (loss) income

For the three months ended March 31, 2018, our net loss was $2.4 million compared to a net loss of $4.5 million for the three months ended March 31, 2017. Lower net sales and changes in product mix in 2018, principally within our military product sales, as we continue our efforts to liquidate inventory previously identified as excess, as compared to the same prior year period contributed to the difference in operating results.

Financial condition

While we had cash and cash equivalents of $10.2 million at March 31, 2018 and no debt, we have historically incurred substantial losses, and as of March 31, 2018, we had an accumulated deficit of $110.6 million. Additionally, two customers accounted for approximately 46 percent and 10 percent of net sales for the three months ended March 31, 2018, respectively. Three customers accounted for approximately 22 percent, 14 percent, and 10 percent of net sales for the three months ended March 31, 2017, respectively.

In order for us to operate our business profitably, we will need to continue to develop new technologies into sustainable product lines that allow us to effectively compete to expand our customer base, execute our marketing and sales plans for our energy-efficient LED lighting products, and continue to improve our supply chain and organizational structure. The restructuring and cost cutting initiatives implemented during 2017 were designed to allow us to effectively execute this strategy.

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

Liquidity and capital resources
Cash and cash equivalents
At March 31, 2018, our cash and cash equivalents balance was approximately $10.2 million, compared to approximately $10.8 million at December 31, 2017. The balance at March 31, 2018 and December 31, 2017 included restricted cash of $0.3 million for a letter of credit requirement under a lease obligation.

The following summarizes cash flows from operating, investing, and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows (in thousands):

	Three months ended March 31,
	2018	2017
Net cash used in operating activities	$(743)	$(1,645)

Net cash provided by (used in) investing activities	$187	$(29)

Net cash (used in) provided by financing activities	$(32)	$30

Net cash used in operating activities

Net cash used in operating activities was $0.7 million for the three months ended March 31, 2018, and resulted primarily from the net loss incurred of $2.4 million, adjusted for non-cash items, including: depreciation, stock-based compensation, and provisions for inventory and warranty reserves, and working capital changes. In the first quarter of 2018, trade accounts payable increased due to the timing of inventory receipts and payment terms with our vendors. Net cash used in operating activities was $1.6 million for the three months ended March 31, 2017, and resulted from the net loss incurred of $4.5 million, adjusted for non-cash items, including: depreciation, stock-based compensation, and provisions for inventory and warranty reserves, and working capital changes. In the first quarter of 2017, trade accounts receivable decreased, as we received the cash for shipments made in December 2016. In addition, in the first quarter of 2017, inventory balances decreased, as we sold product on-hand and trade accounts payable were lower, as we paid for purchases made in 2016 and reduced our inventory purchases to coincide with the current level of sales.

Net cash provided by (used in) investing activities

Net cash provided by investing activities was $187 thousand for the three months ended March 31, 2018, and resulted primarily from the sale of certain equipment previously classified as held for sale, partially offset by purchases of computer equipment, equipment to support production operations, and leasehold improvements. Net cash used in investing activities was $29 thousand for the three months ended March 31, 2017, and resulted primarily from acquisitions of software and equipment to support our production operations.

Net cash (used in) provided by financing activities

Net cash (used in) provided by financing activities was $32 thousand and $30 thousand for the three months ended March 31, 2018 and 2017, respectively. Net cash used in financing activities for the three months ended March 31, 2018 resulted from issuing and immediately repurchasing our stock for employee tax withholding related to restricted stock unit vesting. Net cash provided by financing activities for the three months ended March 31, 2017 resulted from the proceeds received for the exercise of stock options and employee stock purchase plan purchases, partially offset by the effect of issuing and immediately repurchasing our stock for employee tax withholding related to restricted stock unit vesting.

Contractual obligations

There have been no material changes to our contractual obligations as compared to those included in our 2017 Annual Report.

Critical accounting policies

Revenue

On January 1, 2018, we adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), as amended by subsequently issued additional guidance (together, “ASC 606”) using the modified retrospective method. The adoption of ASC 606 did not have a material impact on our consolidated financial position or results of operations, as our revenue arrangements generally consist of a single performance obligation to transfer promised goods at a fixed price.

Net sales include revenues from sales of products and shipping and handling charges, net of estimates for product returns. Revenue is measured at the amount of consideration we expect to received in exchange for the transferred products. We recognize revenue at the point in time when we transfer the promised products to the customer and the customer obtains control over the products. We recognize revenue for shipping and handling charges at the time the goods are shipped to the customer, and the costs of outbound freight are included in cost of sales, as we have elected the practical expedient included in ASC 606. We provide for product returns based on historical return rates. While we incur costs for sales commissions to our sales employees and outside agents, we recognize commission costs concurrent with the related revenue, as the amortization period is less than one year and we have elected the practical expedient included in ASC 606. We do not incur incremental costs to obtain contracts with our customers. Our product warranties are assurance-type warranties, which promise the customer that the products are as specified in the contract. Therefore, the product warranties are not a separate performance obligation and are accounted for as described below. Sales taxes assessed by governmental authorities are accounted for on a net basis and are excluded from net sales.

The following table provides a disaggregation of product net sales for the periods presented:

	Three months ended March 31,
	2018	2017
Net sales:
Commercial	$2,205	$3,079
Military maritime	2,454	1,027
Total net sales	$4,659	$4,106

Accounts Receivable

Our trade accounts receivable consists of amounts billed to and currently due from customers. Credit is extended to customers based upon an evaluation of the customer’s financial condition and the amounts due are stated at their estimated net realizable value. We maintain an allowance for doubtful accounts receivable to provide for the estimated amount of receivables that will not be collected. The allowance is based on an assessment of customer creditworthiness and historical payment experience, the age of outstanding receivables, and performance guarantees to the extent applicable. Past due amounts are written off when our internal collection efforts have been unsuccessful. Our standard payment terms with customers are net 30 days, and we do not generally offer extended payment terms to our customers. Accordingly, we do not adjust trade accounts receivable for the effects of financing, as we expect the period between the transfer of product to the customer and the receipt of payment from the customer to be in line with our standard payment terms.

There have been no other material changes to our critical accounting policies as compared to those included in our 2017 Annual Report.

Certain risks and concentrations

We had certain customers whose net sales individually represented 10 percent or more of our total net sales, or whose net trade accounts receivable balance individually represented 10 percent or more of our total net trade accounts receivable, as follows:

For the three months ended March 31, 2018, a regional lighting retrofit company located in California accounted for approximately 10 percent of net sales. In addition, our primary distributor for the U.S. Navy, accounted for approximately 46 percent of net sales for the three months ended March 31, 2018. When combined with sales to a shipbuilder for the U.S. Navy, sales of products for the U.S. Navy comprised approximately 50 percent of net sales for the same period. For the three months ended March 31, 2017, our primary distributor for the U.S. Navy accounted for approximately 14 percent of net sales and a shipbuilder for the U.S. Navy, accounted for approximately 10 percent of net sales, and together sales of products for the U.S. Navy comprised approximately 24 percent of net sales. In addition, sales to a global healthcare system located in Northeast Ohio accounted for approximately 22 percent of net sales for the three months ended March 31, 2017.

Our primary distributor for the U.S. Navy, the regional lighting retrofit company located in California, and the global healthcare system located in Northeast Ohio accounted for approximately 47 percent, 13 percent, and 10 percent of net trade accounts receivable, respectively, at March 31, 2018. At December 31, 2017, our primary distributor for the U.S. Navy, the global healthcare system located in Northeast Ohio, and a regional lighting retrofit company located in Texas accounted for approximately 39 percent, 21 percent, and 17 percent of net trade accounts receivable, respectively.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective as of March 31, 2018.

(b) Changes in internal control over financial reporting

There has been no material change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors, as compared to those described in our 2017 Annual Report.

ITEM 6. EXHIBITS

The information required by this Item is set forth on the Exhibit Index that follows the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY FOCUS, INC.

Date:	May 2, 2018	By:	/s/ Theodore L. Tewksbury III
Theodore L. Tewksbury III
Chairman, Chief Executive Officer and President

By:	/s/ Michael H. Port
Michael H. Port
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Documents

3.1	Certificate of Incorporation of Energy Focus, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 13, 2013).

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