Form 10-Q
period 2018-06-30
ENERGY FOCUS, INC/DE
filed 2018-08-08
CIK 924168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of August 3, 2018 was 12,047,272.

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

•
risks inherent in international markets, such as economic and political uncertainty, changing regulatory and tax requirements and currency fluctuations, including tariffs and other potential barriers to international trade;

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

ITEM 1. FINANCIAL STATEMENTS
ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$8,619	$10,761
Trade accounts receivable, less allowances of $31 and $42, respectively	3,369	3,595
Inventories, net	5,739	5,718
Prepaid and other current assets	1,042	596
Assets held for sale	—	225
Total current assets	18,769	20,895

Property and equipment, net	847	1,097
Other assets	147	159
Total assets	$19,763	$22,151

LIABILITIES
Current liabilities:
Accounts payable	$3,021	$1,630
Accrued liabilities	197	130
Accrued payroll and related benefits	393	394
Accrued sales commissions	167	124
Accrued restructuring	93	170
Accrued warranty reserve	196	174
Deferred revenue	12	5
Total current liabilities	4,079	2,627

Other liabilities	176	232
Total liabilities	4,255	2,859

STOCKHOLDERS' EQUITY
Preferred stock, par value $0.0001 per share:
Authorized: 2,000,000 shares in 2018 and 2017
Issued and outstanding: no shares in 2018 and 2017	—	—
Common stock, par value $0.0001 per share:
Authorized: 30,000,000 shares in 2018 and 2017
Issued and outstanding: 12,047,272 at June 30, 2018 and 11,868,896 at December 31, 2017	1	1
Additional paid-in capital	127,906	127,493
Accumulated other comprehensive income	(1)	2
Accumulated deficit	(112,398)	(108,204)
Total stockholders' equity	15,508	19,292
Total liabilities and stockholders' equity	$19,763	$22,151

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net sales	$5,172	$6,011	$9,831	$10,117
Cost of sales	3,876	4,510	7,719	8,055
Gross profit	1,296	1,501	2,112	2,062

Operating expenses:
Product development	673	763	1,302	1,534
Selling, general, and administrative	2,421	2,778	5,068	6,409
Restructuring	3	1,060	(47)	1,734
Total operating expenses	3,097	4,601	6,323	9,677
Loss from operations	(1,801)	(3,100)	(4,211)	(7,615)

Other expenses (income):
Interest expense	1	—	2	—
Other (income) expense	2	14	(19)	21

Loss from operations before income taxes	(1,804)	(3,114)	(4,194)	(7,636)
Provision for income taxes	—	—	—	—
Net loss	$(1,804)	$(3,114)	$(4,194)	$(7,636)

Net loss per share - basic and diluted	$(0.15)	$(0.26)	$(0.35)	$(0.65)

Weighted average shares used in computing net loss per share:
Basic and diluted	11,949	11,791	11,925	11,755

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net loss	$(1,804)	$(3,114)	$(4,194)	$(7,636)

Other comprehensive (loss) income:
Foreign currency translation adjustments	(4)	(3)	(3)	2
Comprehensive loss	$(1,808)	$(3,117)	$(4,197)	$(7,634)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount

Balance at December 31, 2017	11,869	$1	$127,493	$2	$(108,204)	$19,292

Issuance of common stock under employee stock option and stock purchase plans	193		22			22
Common stock withheld in lieu of income tax withholding on vesting of restricted stock units	(15)		(39)			(39)
Stock-based compensation			430			430
Foreign currency translation adjustment				(3)		(3)
Net loss from continuing operations for the six months ended June 30, 2018					(4,194)	(4,194)

Balance at June 30, 2018	12,047	$1	$127,906	$(1)	$(112,398)	$15,508

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six months ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(4,194)	$(7,636)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	294	348
Stock-based compensation	430	433
Stock-based compensation reversal	—	(270)
Provision for doubtful accounts receivable	(11)	1
Provision for slow-moving and obsolete inventories and valuation reserves	(409)	(271)
Provision for warranties	15	44
(Gain) loss on dispositions of property and equipment	(15)	104
Changes in operating assets and liabilities:
Accounts Receivable	237	2,180
Inventories	388	1,839
Prepaid and other assets	(435)	(122)
Accounts payable	1,471	(175)
Accrued and other liabilities	(79)	359
Deferred revenue	8	18
Total adjustments	1,894	4,488
Net cash used in operating activities	(2,300)	(3,148)

Cash flows from investing activities:
Acquisitions of property and equipment	(57)	(115)
Proceeds from the sale of property and equipment	240	72
Net cash provided by (used in) investing activities	183	(43)

Cash flows from financing activities:
Proceeds from exercises of stock options and employee stock purchase plan purchases	21	105
Common stock withheld to satisfy income tax withholding on vesting of restricted stock units	(39)	(49)
Net cash (used in) provided by financing activities	(18)	56

Effect of exchange rate changes on cash	(7)	(7)

Net decrease in cash and cash equivalents	(2,142)	(3,142)
Cash and cash equivalents, beginning of period	10,761	16,629
Cash and cash equivalents, end of period	$8,619	$13,487

Classification of cash and cash equivalents:
Cash and cash equivalents	$8,277	$13,145
Restricted cash held	$342	$342
Cash and cash equivalents, end of period	$8,619	$13,487

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

NOTE 1. NATURE OF OPERATIONS

Energy Focus, Inc. and its subsidiary engage in the design, development, manufacturing, marketing, and sale of energy-efficient lighting systems. We operate in a single industry segment, developing and selling our energy-efficient light-emitting diode (“LED”) lighting products into the general commercial, industrial and military maritime markets. Our mission is to enable our customers to run their facilities with greater energy efficiency, productivity, and wellness through advanced LED retrofit solutions. Our goal is to be the retrofit technology and market leader for the most demanding applications where performance, quality, and health really matter. We specialize in LED lighting retrofit by replacing fluorescent lamps in institutional buildings and high-intensity discharge (“HID”) lighting in low-bay and high-bay applications with our innovative, high-quality commercial and military tubular LED (“TLED”) and other LED products.

Product development is a key focus for us. Our product development teams, including our teams located in our Solon, Ohio headquarters, at our San Jose, California technology center, and at our product development center in Taipei, Taiwan, are dedicated to developing and designing leading-edge technology LED lighting products.

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

We have prepared the accompanying financial data for the three and six months ended June 30, 2018 and 2017 pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The accompanying financial data and information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Annual Report”). The Condensed Consolidated Balance Sheet as of December 31, 2017 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

In the opinion of management, the accompanying financial statements contain all normal and recurring adjustments necessary to present fairly our Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017, Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2018 and 2017, Condensed Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2018, and Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017.

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

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

assumptions associated with the determination of the fair value of financial instruments and evaluation of long-lived assets for impairment requires considerable judgment. Actual results could differ from those estimates and such differences could be material.

Reclassifications

Certain amounts related to warranty accruals and settlements were reclassified to conform to current period reporting presentation with no impact on financial position, loss from operations, or cash used in operations.

Certain risks and concentrations

We have certain customers whose net sales individually represented 10 percent or more of our total net sales, or whose net trade accounts receivable balance individually represented 10 percent or more of our total net trade accounts receivable, as follows:

For the three months ended June 30, 2018, sales to our primary distributor for the U.S. Navy, a global healthcare system located in Northeast Ohio and a regional commercial lighting retrofit company located in Texas accounted for approximately 29 percent, 15 percent and 11 percent of net sales respectively. When sales to our primary distributor for the U.S. Navy are combined with sales to a shipbuilder for the U.S. Navy, sales of products for the U.S. Navy comprised approximately 33 percent of net sales for the same period. For the three months ended June 30, 2017, sales to the global healthcare system located in Northeast Ohio and our primary distributor for the U.S. Navy each individually accounted for approximately 11 percent of net sales for the period. When sales to our primary distributor for the U.S. Navy are combined with sales to a shipbuilder for the U.S. Navy, sales of products for the U.S. Navy comprised approximately 12 percent of net sales.

For the six months ended June 30, 2018, sales to our primary distributor for the U.S. Navy and a global healthcare system located in Northeast Oho accounted for approximately 37 percent and 12 percent, respectively. When sales to our primary distributor for the U.S. Navy are combined with sales to a shipbuilder for the U.S. Navy, sales of products for the U.S. Navy comprised approximately 41 percent of net sales for the same period. For the six months ended June 30, 2017, sales to a global healthcare system located in Northeast Ohio and our primary distributor for the U.S. Navy accounted for approximately 15 percent and 12 percent, respectively. When sales to our primary distributor for the U.S. Navy are combined with sales to a shipbuilder for the U.S. Navy, sales of products for the U.S. Navy comprised approximately 17 percent of net sales.

Our primary distributor for the U.S. Navy, the global healthcare system located in Northeast Ohio and a regional commercial lighting retrofit company located in Texas accounted for approximately 30 percent, 17 percent, and 12 percent of net trade accounts receivable, respectively, at June 30, 2018. At December 31, 2017, our primary distributor for the U.S. Navy, the global healthcare system located in Northeast Ohio, and a regional commercial lighting retrofit company located in Texas accounted for approximately 39 percent, 21 percent, and 17 percent of net trade accounts receivable, respectively.

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

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

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

Net sales include revenues from sales of products and shipping and handling charges, net of estimates for product returns. Revenue is measured at the amount of consideration we expect to receive in exchange for the transferred products. We recognize revenue at the point in time when we transfer the promised products to the customer and the customer obtains control over the products. We recognize revenue for shipping and handling charges at the time the goods are shipped to the customer, and the costs of outbound freight are included in cost of sales, as we have elected the practical expedient included in ASC 606. We provide for product returns based on historical return rates. While we incur costs for sales commissions to our sales employees and outside agents, we recognize commission costs concurrent with the related revenue, as the amortization period is less than one year and we have elected the practical expedient included in ASC 606. We do not incur incremental costs to obtain contracts with our customers. Our product warranties are assurance-type warranties, which promise the customer that the products are as specified in the contract. Therefore, the product warranties are not a separate performance obligation and are accounted for as described below. Sales taxes assessed by governmental authorities are accounted for on a net basis and are excluded from net sales.

The following table provides a disaggregation of product net sales for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net sales:
Commercial	$2,972	$5,178	5,177	8,257
Military maritime	2,200	833	4,654	1,860
Total net sales	$5,172	$6,011	$9,831	$10,117

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

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

There have been no other material changes to our significant accounting policies, as compared to those described in our 2017 Annual Report.

Geographic information

Approximately 98 percent of our long-lived fixed assets are located in the United States, with the remainder located in our product development center in Taiwan. Net sales attributable to customers outside the United States accounted for approximately five percent and one percent of our net sales for the three months ended June 30, 2018 and 2017, respectively. Net sales attributable to customers outside the United States accounted for approximately three percent and one percent of our total net sales for the six months ended June 30, 2018 and 2017, respectively. The geographic location of our net sales is derived from the destination to which we ship the product.

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

As a result of the net loss we incurred for the three and six months ended June 30, 2018, approximately 87 thousand and 83 thousand potentially dilutive equity awards, respectively, were excluded from the net loss per share calculation, as their inclusion would have been anti-dilutive. As a result of the net loss we incurred for the three and six months ended June 30, 2017, approximately 64 thousand and 99 thousand potentially dilutive equity awards, respectively, were excluded from the net loss per share calculation for this same reason. Therefore, for the three and six months ended June 30, 2018 and 2017, the basic weighted average shares outstanding were used in calculating diluted loss per share.

The following is a reconciliation of the numerator and denominator of the basic and diluted net loss per share computations for the periods presented below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(1,804)	$(3,114)	$(4,194)	$(7,636)

Denominator:
Basic weighted average common shares outstanding	11,949	11,791	11,925	11,755
Potential common shares from equity awards and warrants	—	—	—	—
Diluted weighted average shares	11,949	11,791	11,925	11,755

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Product warranties

Through March 31, 2016, we warranted finished goods against defects in material and workmanship under normal use and service for periods generally between one and five years. Beginning April 1, 2016, we warrant our commercial LED tubes, globes, and troffer luminaires for a period of ten years. Warranty settlement costs consist of actual amounts expensed for warranty, which are largely a result of the cost of replacement products provided to our customers. A liability for the estimated future costs under product warranties is maintained for products outstanding under warranty based on the actual claims incurred to date and the estimated nature, frequency, and costs of future claims. These estimates are inherently uncertain and changes to our historical or projected experience may cause material changes to our warranty reserves in the future. We continuously review the assumptions related to the adequacy of our warranty reserve, including product failure rates, and make adjustments to the existing warranty liability when there are changes to these estimates or the underlying replacement product costs, or the warranty period expires. Extending the warranty did not have a material impact on our condensed consolidated financial statements in 2017 or for the three and six months ended June 30, 2018. The following table summarizes warranty activity for the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Balance at beginning of period	$141	$258	$174	$331
Warranty accruals for current period sales	7	31	15	44
Adjustments to existing warranties	55	(16)	54	(66)
In kind settlements made during the period	(7)	(94)	(47)	(130)
Accrued warranty reserve	$196	$179	$196	$179

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

During the six months ended June 30, 2018, we recorded net restructuring credits totaling approximately $50 thousand, primarily related to the revision of our initial estimates of the cost for the remaining lease obligation for our former Arlington, Virginia office. Restructuring adjustments recorded during the three months ended June 30, 2018 related to the accretion of the remaining lease obligations for the former New York, New York and Arlington, Virginia offices.

For the three months ended June 30, 2017, we recorded restructuring charges totaling approximately $1.1 million, consisting of approximately $0.9 million in facilities costs related to the remaining lease obligations for the former New York and Arlington offices, $0.1 million in severance and related benefits, and $0.1 million in other restructuring costs primarily related to fixed asset and prepaid expenses write-offs. For the six months ended June 30, 2017, we recorded restructuring charges totaling approximately $1.7 million, consisting of approximately $0.7 million in severance and related benefits, $0.9 million in facilities costs related to the termination of the Rochester, Minnesota lease obligation and the remaining lease obligations for the former New York and Arlington offices, and $0.1 million in other restructuring costs primarily related to fixed asset and prepaid expenses write-offs.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

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

	Severance and Related Benefits	Facilities	Total
Balance at January 1, 2018	$62	$340	$402
Accretion of lease obligations	—	6	6
Adjustment of lease obligations	—	(56)	(56)
Payments	(62)	(6)	(68)
Balance at March 31, 2018	$—	$284	$284
Accretion of lease obligations	—	3	3
Payments	—	(25)	(25)
Balance at June 30, 2018	$—	$262	$262

While substantial doubt about our ability to continue as a going concern continued to exist at June 30, 2018, we had $8.6 million in cash and no debt obligations at the end of the quarter. In addition, the restructuring actions taken in 2017 resulted in a decrease in total operating expenses, including restructuring charges, of approximately $3.4 million in the first half of 2018 compared to the first half of 2017. Consequently, considering both quantitative and qualitative information, we continue to believe that the combination of our restructuring actions, current financial position, liquid resources, obligations due or anticipated within the next year, executive reorganization, and implementation of our sales channel strategy will return us to break-even levels in 2019 and effectively mitigates the substantial doubt about our ability to continue as a going concern.

NOTE 4. INVENTORIES

Inventories are stated at the lower of standard cost (which approximates actual cost determined using the first-in, first-out cost method) or net realizable value, and consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Raw materials	$3,003	$3,316
Finished goods	6,523	6,598
Reserves for excess, obsolete, and slow moving inventories and valuation reserves	$(3,787)	$(4,196)
Inventories, net	$5,739	$5,718

NOTE 5. PROPERTY AND EQUIPMENT AND ASSETS HELD FOR SALE

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets and consist of the following (in thousands):

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

	June 30, 2018	December 31, 2017
Equipment (useful life 3 to 15 years)	$1,582	$1,557
Tooling (useful life 2 to 5 years)	371	371
Vehicles (useful life 5 years)	47	47
Furniture and fixtures (useful life 5 years)	137	137
Computer software (useful life 3 years)	1,043	1,043
Leasehold improvements (the shorter of useful life or lease life)	211	201
Projects in progress	62	55
Property and equipment at cost	3,453	3,411
Less: accumulated depreciation	(2,606)	(2,314)
Property and equipment, net	$847	$1,097

Depreciation expense was $0.1 million and $0.2 million the three months ended June 30, 2018 and 2017, respectively. Depreciation expense was $0.3 million for each of the six months ended June 30, 2018 and 2017.

During the first quarter of 2018, we completed the sale of the equipment that we previously classified as held for sale. We received net proceeds from the sale of $0.2 million and recognized a gain on the sale of approximately $15 thousand. The gain on the sale is classified on our Condensed Consolidated Statements of Operations under the caption, “Other (income) expense.”

NOTE 6. INCOME TAXES

As a result of the operating loss incurred during each of the three and six months ended June 30, 2018 and 2017, and after the application of the annual limitation set forth under Section 382 of the Internal Revenue Code (“IRC”), it was not necessary to record a provision for U.S. federal income tax or various states income taxes.

At June 30, 2018 and December 31, 2017, we had a full valuation allowance recorded against our deferred tax assets. The valuation allowance was recorded due to uncertainties related to our ability to realize the deferred tax assets, primarily consisting of certain net operating loss carry-forwards. The valuation allowance is based on management’s estimates of taxable income by jurisdiction and the periods over which the deferred tax assets will be recoverable.

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

The following table summarizes stock-based compensation expense and the impact it had on operations for the periods presented (in thousands):

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Cost of sales	$10	$12	$19	$30
Product development	30	16	55	29
Selling, general, and administrative	195	198	356	374
Total stock-based compensation	$235	$226	$430	$433

The table above excludes approximately $0.3 million in stock-based compensation expense from prior periods that was reversed and included as a reduction to restructuring expenses due to the workforce reduction associated with our restructuring actions in the first quarter of 2017.

Total unearned stock-based compensation was $1.3 million at June 30, 2018, compared to $1.1 million at June 30, 2017. These costs will be charged to expense and amortized on a straight-line basis in future periods. The weighted average period over which the unearned compensation at June 30, 2018 is expected to be recognized is approximately 2.1 years.

Stock options

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. Estimates utilized in the calculation include the expected life of the option, risk-free interest rate, and expected volatility, and are further comparatively detailed as follows:

	Six months ended June 30,
	2018	2017
Fair value of options issued	$1.74	$2.72
Exercise price	$2.46	$3.63
Expected life of options (in years)	5.8	5.8
Risk-free interest rate	2.3%	2.1%
Expected volatility	84.3%	91.9%
Dividend yield	0.0%	0.0%

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

A summary of option activity under all plans for the six months ended June 30, 2018 is presented as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)
Balance at December 31, 2017	248,512	$5.76
Granted	25,035	2.46
Exercised	—	—
Canceled/forfeited	(21,428)	9.94
Expired	(10,000)	20.00
Balance at June 30, 2018	242,119	$4.46	7.8

Vested and expected to vest at June 30, 2018	226,357	$4.56	7.8

Exercisable at June 30, 2018	139,578	$5.45	7.1

Restricted stock units

A summary of restricted stock unit activity under all plans for the six months ended June 30, 2018 is presented as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in years)
Balance at December 31, 2017	306,142	$3.37
Granted	503,183	2.44
Released	(180,293)	3.18
Canceled/forfeited	(24,120)	3.51
Balance at June 30, 2018	604,912	$2.65	2.7

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

Overview

Energy Focus, Inc. and its subsidiary engage in the design, development, manufacturing, marketing, and sale of energy-efficient lighting systems. We operate in a single industry segment, developing and selling our energy-efficient light-emitting diode (“LED”) lighting products into the general commercial, industrial, and military maritime markets. Our mission is to enable our customers to run their facilities with greater energy efficiency, productivity, and wellness through advanced LED retrofit solutions. Our goal is to be the retrofit technology and market leader for the most demanding applications where performance, quality, and health really matter. We specialize in LED lighting retrofit by replacing fluorescent lamps in general purpose and high-intensity discharge (“HID”) lighting in low-bay and high-bay applications with our innovative, high-quality commercial and military tubular LED (“TLED”) and other LED products.

Net sales decreased by 2.8 percent for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. For the six months ended June 30, 2018, net sales of our commercial products decreased by 37.3 percent, while sales to our military maritime market more than doubled, compared to the six months ended June 30, 2017. Despite the decline in our commercial sales compared to the first six months of 2017, we continued to expand sales through the national agency channel strategy we implemented in the middle of 2017, with agency sales increasing 5.9 percent during the second quarter of 2018 compared to the first quarter of 2018. In connection with this national strategy, we continue to achieve increased penetration in the Southeast and Western regions, where the total sales for these regions increased 90.7 percent during the first six months of 2018 compared to the first six months of 2017. The sale cycles for our commercial target markets typically span several months and our financial results reflect continued fluctuations in the timing, pace, and size of commercial projects. The ramp of the agency channel is subject to these same conditions, as well as the cycle of training and educating sales agents and their corresponding end customers. The sale cycles for the military maritime market is dependent on many factors, including the availability of government funding, the timing and fulfillment of U.S. Navy awards, new ship construction and the timing of vessel maintenance schedules.

The restructuring actions taken in 2017 resulted in a decrease in operating expenses of approximately $1.9 million in the first six months of 2018 over the first six months of 2017. At June 30, 2018, we had $8.6 million in cash and no debt. As a result of our first quarter 2017 restructuring initiatives, we have reduced our operating expenses to be more commensurate with our sales volumes, however, we continue to incur losses and have a substantial accumulated deficit, raising substantial doubt about our ability to continue as a going concern at June 30, 2018. We continue to believe that the combination of our restructuring actions, current financial position, liquid resources, obligations due or anticipated within the next year, executive reorganization, and implementation of our sales channel strategy will return us to profitability in 2019 and effectively mitigates substantial doubt about our ability to continue as a going concern.

Results of operations

The following table sets forth items in our Condensed Consolidated Statements of Operations as a percentage of net sales for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	74.9	75.0	78.5	79.6
Gross profit	25.1	25.0	21.5	20.4

Operating expenses:
Product development	13.0	12.7	13.2	15.2
Selling, general, and administrative	46.8	46.2	51.6	63.3
Restructuring	0.1	17.6	(0.5)	17.1
Total operating expenses	59.9	76.5	64.3	95.6
Loss from operations	(34.8)	(51.5)	(42.8)	(75.2)

Other expenses (income):
Interest expense	—	—	—	—
Other (income) expense	—	0.2	(0.2)	0.2

Loss from operations before income taxes	(34.8)	(51.7)	(42.6)	(75.4)
Provision for income taxes	—	—	—	—
Net loss	(34.8)%	(51.7)%	(42.6)%	(75.4)%

Net sales

A further breakdown of our net sales is presented in the following table (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Commercial products	$2,972	$5,178	$5,177	$8,257
Military maritime products	2,200	833	4,654	1,860
Total net sales	$5,172	$6,011	$9,831	$10,117

Net sales of $5.2 million for the second quarter of 2018 decreased 14.0 percent compared to the second quarter of 2017 principally due to lower commercial product sales, partially offset by an increase in military product sales. Net sales of our commercial products decreased 42.6 percent compared to the second quarter of 2017, reflecting fluctuations in the timing, pace, and size of commercial projects. Net sales of our military maritime products increased 164.1 percent, primarily due to increased sales of our military globe, berth light, flood light and fixture product lines.

Net sales of $9.8 million for the first six months of 2018 decreased 2.8 percent compared to the second quarter of 2017 principally due to lower commercial product sales, partially offset by an increase in military product sales. Net sales of our commercial products decreased 37.3 percent compared to the second quarter of 2017, reflecting fluctuations in the timing, pace, and size of commercial projects. Net sales of our military maritime products increased 150.2 percent, primarily due to increased sales of our military globe, berth light, flood light and fixture product lines.

Gross profit

Gross profit was $1.3 million, or 25.1 percent of net sales, for the second quarter of 2018, compared to $1.5 million, or 25.0 percent of net sales, for the second quarter of 2017. As a result of current manufacturing and sales volumes, the second quarter 2018 gross margin includes unfavorable manufacturing variances and absorption of $0.3 million, or 5.6 percent of net sales, while the second quarter 2017 gross margin included unfavorable manufacturing variances and absorption of $0.1 million, or 2.3 percent of net sales.

Gross profit was $2.1 million, or 21.5 percent of net sales, for the first six months of 2018 compared to $2.1 million, or 20.4 percent of net sales, for the first six months of 2017. As a result of current manufacturing and sales volumes, gross margin for the first six months of 2018 included unfavorable manufacturing variances and absorption of $0.6 million, or 5.7 percent of net sales, partially offset by net favorable excess inventory reserve adjustments of $0.4 million, or 4.0 percent of net sales, for items sold during the first six months of 2018 that were previously reserved for as excess inventory. For the first six months of 2017, gross margin included unfavorable manufacturing variances and absorption of $0.4 million, or 4.4 percent of net sales, partially offset by net favorable excess inventory reserve adjustments of $0.2 million, or 1.8 percent of net sales.

Operating expenses

Product development

Product development expenses include salaries and related expenses, contractor and consulting fees, legal fees, supplies and materials, as well as overhead, such as depreciation and facility costs. Product development costs are expensed as they are incurred.

Product development expenses were $0.7 million for the second quarter of 2018, a $0.1 million decrease compared to $0.8 million for the second quarter of 2017. The decrease was primarily a result of lower product testing expenses and legal fees due to the timing of new product introductions and new product patent activities.

Product development expenses were $1.3 million for the first six months of 2018, a $0.2 million decrease compared to $1.5 million for the first six months of 2017. The decrease was primarily a result of lower product testing expenses and legal fees due to the timing of new product introductions and new product patent activities, as well as lower rent, utilities depreciation and office expenses as a result of the February 2017 restructuring initiatives.

Selling, general, and administrative

Selling, general, and administrative expenses were $2.4 million for the second quarter of 2018, compared to $2.8 million for the second quarter of 2017. The primary drivers of the lower expenses were decreases of $0.1 million in each of the following categories: salaries and related benefits, consultants and legal expenses. The lower expenses were partially offset by increased sales commissions of $0.1 million, as a result of the Company’s transition to the sales agency model.

Selling, general, and administrative expenses were $5.1 million for the first six months of 2018, compared to $6.4 million for the first six months of 2017. The $1.3 million decrease in selling, general, and administrative expenses is the direct result of our February 2017 restructuring initiatives to reduce operating expenses. The primary drivers of the lower expenses were decreases in salaries and related benefits of $0.5 million, consulting expenses of $0.3 million, trade show and other marketing expenses of $0.2 million, and decreases of $0.1 million in each of the following categories: travel and related expenses, rent expense, and legal expense. The lower expenses were partially offset by increased sales commissions of $0.1 million, as a result of the Company’s transition to the sales agency model.

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

For the three months ended June 30, 2017, we recorded restructuring charges totaling approximately $1.1 million, consisting of approximately $0.9 million in costs related to facilities lease obligations, $0.1 million in severance and related benefits, and $0.1 million in other restructuring costs. Restructuring expenses for the three months ended June 30, 2018 consisted of insignificant accretion and other adjustments related to the facilities lease obligations.

For the six months ended June 30, 2017, we recorded restructuring charges totaling approximately $1.7 million, consisting of approximately $0.7 million in severance and related benefits, $0.9 million in costs related to facilities lease obligations, and $0.1 million in other restructuring costs. Restructuring expenses for the three and six months ended June 30, 2018 consisted of insignificant accretion and other adjustments related to the facilities lease obligations.

While substantial doubt about our ability to continue as a going concern continued to exist at June 30, 2018, we had $8.6 million in cash and no debt obligations at the end of the quarter. In addition, the restructuring actions taken in 2017 resulted in a decrease in total operating expenses of $3.4 million during in the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Consequently, considering both quantitative and qualitative information, we continue to believe that the combination of our restructuring actions, current financial position, liquid resources, obligations due or anticipated within the next year, executive reorganization, and implementation of our sales channel strategy will return us to break-even levels in 2019 and effectively mitigates the substantial doubt about our ability to continue as a going concern.

Other income and expenses

Other expense was $2 thousand for the second quarter of 2018, compared to $14 thousand for the second quarter of 2017. Other income was $19 thousand for the six months ended June 30, 2018 compared to other expense of $21 thousand for the same period of 2017.

Provision for (benefit from) income taxes

Due to the operating losses incurred during the three and six months ended June 30, 2018 and 2017, and after application of the annual limitation set forth under Section 382 of the IRC, it was not necessary to record a provision for U.S. federal income tax or various states income taxes.

Net loss

For three months ended June 30, 2018, our net loss was $1.8 million, compared to $3.1 million for the three months ended June 30, 2017 . The reduction in net loss was principally due to our restructuring initiatives, resulting in lower overall operating expenses of $1.5 million, including a reduction of $1.1 million in restructuring expenses.

For the six months ended June 30, 2018, our net loss was $4.2 million, compared to $7.6 million for the six months ended June 30, 2017. The reduction in net loss was principally due to our restructuring initiatives, resulting in lower overall operating expenses of $3.4 million, including a reduction of $1.8 million in restructuring expenses.

Financial condition

While we had cash and cash equivalents of $8.6 million at June 30, 2018 and no debt, we have historically incurred substantial losses, and as of June 30, 2018, we had an accumulated deficit of $112.4 million. Additionally, our sales have been concentrated in a few major customers and for the six months ended June 30, 2018, two customers accounted for approximately 37 percent and 12 percent of net sales.

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

Liquidity and capital resources
Cash and cash equivalents
At June 30, 2018, our cash and cash equivalents balance was approximately $8.6 million, compared to approximately $10.8 million at December 31, 2017. The balance at June 30, 2018 and December 31, 2017 included restricted cash of $0.3 million for a letter of credit requirement under a lease obligation.

The following summarizes cash flows from operating, investing, and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows (in thousands):

	Six months ended June 30,
	2018	2017
Net cash used in operating activities	$(2,300)	$(3,148)

Net cash provided by (used in) investing activities	$183	$(43)

Net cash (used in) provided by financing activities	$(18)	$56

Net cash used in operating activities

Net cash used in operating activities was $2.3 million for the six months ended June 30, 2018, and resulted primarily from the net loss incurred of $4.2 million, adjusted for non-cash items, including: depreciation, stock-based compensation, and provisions for inventory and warranty reserves, and working capital changes. During the six months ended June 30, 2018, we generated cash of $1.5 million through an increase in accounts payable, due to our payment terms with our vendors; $0.4 million through reduction in our inventory, due to the volume and timing of inventory receipts; and $0.2 million through the collection of accounts receivable, due to the timing and volume of our shipments in December 2017 compared to June 2018. Partially offsetting these increases in cash, was an increase in prepaid and other assets of $0.4 million, related to deposits paid to our contract manufacturers on inventory to be shipped in subsequent quarters.

Net cash used in operating activities was $3.1 million for the six months ended June 30, 2017, and resulted from the net loss incurred of $7.6 million, adjusted for non-cash items, including: depreciation, stock-based compensation, and provisions for inventory and warranty reserves, and working capital changes. In the first half of 2017, trade accounts receivable decreased $2.2 million due to the timing and volume of our shipments in December 2016 compared to June 2017. In addition, during the first half of 2017, inventory balances decreased, as we sold product on-hand, while trade accounts payable, principally related to inventory purchases, remained relatively flat, as we received inventory on orders that were placed with our contract manufacturers during the first quarter of 2017.

Net cash provided by (used in) investing activities

Net cash provided by investing activities was $183 thousand for the six months ended June 30, 2018, and resulted primarily from the sale of certain equipment previously classified as held for sale, partially offset by purchases of computer equipment, equipment to support production operations, and leasehold improvements. Net cash used in investing activities was $43 thousand for the six months ended June 30, 2017, and resulted primarily from acquisitions of software and equipment to support our production operations.

Net cash (used in) provided by financing activities

Net cash used in financing activities during the six months ended June 30, 2018 was $18 thousand, resulting from issuing and immediately repurchasing our stock for employee tax withholding related to restricted stock unit vesting during the period. Net cash provided by financing activities during the six months ended June 30, 2017 was $56 thousand, resulting from the proceeds received for the exercise of stock options and employee stock purchase plan purchases, partially offset by the effect of issuing and immediately repurchasing our stock for employee tax withholding related to restricted stock unit vesting.

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

Net sales include revenues from sales of products and shipping and handling charges, net of estimates for product returns. Revenue is measured at the amount of consideration we expect to receive in exchange for the transferred products. We recognize revenue at the point in time when we transfer the promised products to the customer and the customer obtains control over the products. We recognize revenue for shipping and handling charges at the time the goods are shipped to the customer, and the costs of outbound freight are included in cost of sales, as we have elected the practical expedient included in ASC 606. We provide for product returns based on historical return rates. While we incur costs for sales commissions to our sales employees and outside agents, we recognize commission costs concurrent with the related revenue, as the amortization period is less than one year and we have elected the practical expedient included in ASC 606. We do not incur incremental costs to obtain contracts with our customers. Our product warranties are assurance-type warranties, which promise the customer that the products are as specified in the contract. Therefore, the product warranties are not a separate performance obligation and are accounted for as described above. Sales taxes assessed by governmental authorities are accounted for on a net basis and are excluded from net sales.

The following table provides a disaggregation of product net sales for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net sales:
Commercial	$2,972	$5,178	$5,177	$8,257
Military maritime	2,200	833	4,654	1,860
Total net sales	$5,172	$6,011	$9,831	$10,117

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

For the three months ended June 30, 2018, sales to our primary distributor for the U.S. Navy, a global healthcare system located in Northeast Ohio and a regional commercial lighting retrofit company located in Texas accounted for approximately 29 percent, 15 percent and 11 percent of net sales respectively. When sales to our primary distributor for the U.S. Navy are combined with sales to a shipbuilder for the U.S. Navy, sales of products for the U.S. Navy comprised approximately 33 percent of net sales for the same period. For the three months ended June 30, 2017, sales to the global healthcare system located in Northeast Ohio and our primary distributor for the U.S. Navy each individually accounted for approximately 11 percent of net sales for the period. When sales to our primary distributor for the U.S. Navy are combined with sales to a shipbuilder for the U.S. Navy, sales of products for the U.S. Navy comprised approximately 12 percent of net sales.

For the six months ended June 30, 2018, sales to a global healthcare system located in Northeast Ohio and our primary distributor for the U.S. Navy accounted for approximately 37 percent and 12 percent, respectively. When sales to our primary distributor for the U.S. Navy are combined with sales to a shipbuilder for the U.S. Navy, sales of products for the U.S. Navy comprised approximately 41 percent of net sales for the same period. For the six months ended June 30, 2017, sales to a global healthcare system located in Northeast Ohio and our primary distributor for the U.S. Navy accounted for approximately 15 percent and 12 percent, respectively. When sales to our primary distributor for the U.S. Navy are combined with sales to a shipbuilder for the U.S. Navy, sales of products for the U.S. Navy comprised approximately 17 percent of net sales.

Our primary distributor for the U.S. Navy, the global healthcare system located in Northeast Ohio and regional commercial lighting retrofit companies located in Texas accounted for approximately 30 percent, 17 percent, and 12 percent of net trade accounts receivable, respectively, at June 30, 2018. At December 31, 2017, our primary distributor for the U.S. Navy, the global healthcare system located in Northeast Ohio, and a regional commercial lighting retrofit company located in Texas accounted for approximately 39 percent, 21 percent, and 17 percent of net trade accounts receivable, respectively.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective as of June 30, 2018.

(b) Changes in internal control over financial reporting

There has been no material change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the three months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ENERGY FOCUS, INC.

Date:	August 8, 2018	By:	/s/ Theodore L. Tewksbury III
Theodore L. Tewksbury III
Chairman, Chief Executive Officer and President

By:	/s/ Jerry Turin
Jerry Turin
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Documents

3.1	Certificate of Incorporation of Energy Focus, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 13, 2013).

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

10.1	Chief Financial Officer Offer Letter and Change in Control Participation Agreement dated May 18, 2018 between Jerry Turin and Energy Focus, Inc. (filed with this Report).

10.2	Separation Agreement and Release dated May 22, 2018 between Michael H. Port and Energy Focus, Inc. (filed with this Report).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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