Form 10-Q
period 2018-09-30
ENERGY FOCUS, INC/DE
filed 2018-11-09
CIK 924168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of November 2, 2018 was 12,074,521.

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

We believe that important factors that could cause our actual results to differ materially from forward-looking statements include, but are not limited to, the risks and uncertainties outlined under “Risk Factors” under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 and Part II, Item 1A of this Quarterly Report and other matters described in this Quarterly Report generally. Some of these factors include:

•	our history of operating losses and our ability to generate sufficient cash from operations and receive sufficient financing, on acceptable terms to continue our operations;

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

•	our ability to attract and retain qualified personnel, and to do so in a timely manner; and

•	our ability to maintain effective internal controls and otherwise comply with our obligations as a public company and under Nasdaq listing standards.

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

ITEM 1. FINANCIAL STATEMENTS
ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$7,054	$10,761
Trade accounts receivable, less allowances of $27 and $42, respectively	2,962	3,595
Inventories, net	6,434	5,718
Prepaid and other current assets	1,255	596
Assets held for sale	—	225
Total current assets	17,705	20,895

Property and equipment, net	713	1,097
Other assets	147	159
Total assets	$18,565	$22,151

LIABILITIES
Current liabilities:
Accounts payable	$3,002	$1,630
Accrued liabilities	125	53
Accrued legal and professional fees	196	77
Accrued payroll and related benefits	476	394
Accrued sales commissions	134	124
Accrued severance	274	—
Accrued restructuring	95	170
Accrued warranty reserve	260	174
Deferred revenue	9	5
Total current liabilities	4,571	2,627

Other liabilities	152	232
Total liabilities	4,723	2,859

STOCKHOLDERS' EQUITY
Preferred stock, par value $0.0001 per share:
Authorized: 2,000,000 shares in 2018 and 2017
Issued and outstanding: no shares in 2018 and 2017	—	—
Common stock, par value $0.0001 per share:
Authorized: 30,000,000 shares in 2018 and 2017
Issued and outstanding: 12,071,044 at September 30, 2018 and 11,868,896 at December 31, 2017	1	1
Additional paid-in capital	128,160	127,493
Accumulated other comprehensive income	(1)	2
Accumulated deficit	(114,318)	(108,204)
Total stockholders' equity	13,842	19,292
Total liabilities and stockholders' equity	$18,565	$22,151

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net sales	$5,158	$5,002	$14,989	$15,119
Cost of sales	3,877	3,865	11,596	11,920
Gross profit	1,281	1,137	3,393	3,199

Operating expenses:
Product development	638	732	1,940	2,266
Selling, general, and administrative	2,543	2,393	7,611	8,802
Restructuring	1	(200)	(46)	1,534
Total operating expenses	3,182	2,925	9,505	12,602
Loss from operations	(1,901)	(1,788)	(6,112)	(9,403)

Other expenses (income):
Interest expense	2	1	4	1
Other expenses (income)	17	(16)	(2)	5

Loss from operations before income taxes	(1,920)	(1,773)	(6,114)	(9,409)
Provision for income taxes	—	—	—	—
Net loss	$(1,920)	$(1,773)	$(6,114)	$(9,409)

Net loss per share - basic and diluted	$(0.16)	$(0.15)	$(0.51)	$(0.80)

Weighted average shares used in computing net loss per share:
Basic and diluted	12,059	11,856	11,970	11,789

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net loss	$(1,920)	$(1,773)	$(6,114)	$(9,409)

Other comprehensive (loss) income:
Foreign currency translation adjustments	—	—	(3)	2
Comprehensive loss	$(1,920)	$(1,773)	$(6,117)	$(9,407)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount

Balance at December 31, 2017	11,869	$1	$127,493	$2	$(108,204)	$19,292

Issuance of common stock under employee stock option and stock purchase plans	227		21			21
Common stock withheld in lieu of income tax withholding on vesting of restricted stock units	(25)		(60)			(60)
Stock-based compensation			706			706
Foreign currency translation adjustment				(3)		(3)
Net loss from continuing operations for the nine months ended September 30, 2018					(6,114)	(6,114)

Balance at September 30, 2018	12,071	$1	$128,160	$(1)	$(114,318)	$13,842

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine months ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(6,114)	$(9,409)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	399	514
Stock-based compensation	706	625
Stock-based compensation reversal	—	(270)
Provision for doubtful accounts receivable	(15)	19
Provision for slow-moving and obsolete inventories and valuation reserves	(532)	(644)
Provision for warranties	46	152
Loss on dispositions of property and equipment	4	108
Changes in operating assets and liabilities:
Accounts Receivable	648	2,638
Inventories	(184)	3,334
Prepaid and other assets	(647)	(161)
Accounts payable	1,447	(1,173)
Accrued and other liabilities	391	(433)
Deferred revenue	5	16
Total adjustments	2,268	4,725
Net cash used in operating activities	(3,846)	(4,684)

Cash flows from investing activities:
Acquisitions of property and equipment	(57)	(154)
Proceeds from the sale of property and equipment	240	97
Net cash provided by (used in) investing activities	183	(57)

Cash flows from financing activities:
Proceeds from exercises of stock options and employee stock purchase plan purchases	21	105
Common stock withheld to satisfy income tax withholding on vesting of restricted stock units	(60)	(49)
Net cash (used in) provided by financing activities	(39)	56

Effect of exchange rate changes on cash	(5)	(9)

Net decrease in cash and cash equivalents	(3,707)	(4,694)
Cash and cash equivalents, beginning of period	10,761	16,629
Cash and cash equivalents, end of period	$7,054	$11,935

Classification of cash and cash equivalents:
Cash and cash equivalents	$6,712	$11,593
Restricted cash held	$342	$342
Cash and cash equivalents, end of period	$7,054	$11,935

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
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

We have prepared the accompanying financial data for the three and nine months ended September 30, 2018 and 2017 pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The accompanying financial data and information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Annual Report”). The Condensed Consolidated Balance Sheet as of December 31, 2017 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

In the opinion of management, the accompanying financial statements contain all normal and recurring adjustments necessary to present fairly our Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017, Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2018 and 2017, Condensed Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2018, and Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017.

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
September 30, 2018
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

For the three months ended September 30, 2018, sales to our primary distributor for the U.S. Navy and a regional commercial lighting retrofit company located in Texas accounted for approximately 48 percent and 15 percent of net sales, respectively. When sales to our primary distributor for the U.S. Navy are combined with sales to a shipbuilder for the U.S. Navy, sales of products for the U.S. Navy comprised approximately 53 percent of net sales for the same period. For the three months ended September 30, 2017, sales to the global healthcare system located in Northeast Ohio and a regional commercial lighting retrofit company located in Texas each individually accounted for approximately 23 percent of net sales and sales to our primary distributor for the U.S. Navy accounted for approximately 12 percent of net sales for the period. When sales to our primary distributor for the U.S. Navy are combined with sales to a shipbuilder for the U.S. Navy, sales of products for the U.S. Navy comprised approximately 20 percent of net sales.

For the nine months ended September 30, 2018, sales to our primary distributor for the U.S. Navy and a regional commercial lighting retrofit company located in Texas accounted for approximately 41 percent and 10 percent of net sales, respectively. When sales to our primary distributor for the U.S. Navy are combined with sales to a shipbuilder for the U.S. Navy, sales of products for the U.S. Navy comprised approximately 45 percent of net sales for the same period. For the nine months ended September 30, 2017, sales to a global healthcare system located in Northeast Ohio accounted for approximately 17 percent of our sales for the period. In addition, sales to our primary distributor for the U.S. Navy and a regional commercial lighting retrofit company located in Texas each individually accounted for approximately 12 percent of our net sales. When sales to our primary distributor for the U.S. Navy are combined with sales to a shipbuilder for the U.S. Navy, sales of products for the U.S. Navy comprised approximately 18 percent of net sales.

Our primary distributor for the U.S. Navy and a regional commercial lighting retrofit company located in Texas accounted for approximately 42 percent, and 14 percent of net trade accounts receivable, respectively, at September 30, 2018. At December 31, 2017, our primary distributor for the U.S. Navy, the global healthcare system located in Northeast Ohio, and a regional commercial lighting retrofit company located in Texas accounted for approximately 39 percent, 21 percent, and 17 percent of net trade accounts receivable, respectively.

Recent accounting pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB) issued Accounting Standards Update (“ASU”) No. 2018-15, Intangibles--Goodwill and Other--Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs in a cloud computing service contract with the requirements for capitalizing implementation costs incurred for an internal-use software license. This standard will be effective for interim and annual periods beginning after December 15, 2019. We do not expect the adoption of this guidance to have a significant impact on our financial position, results of operations, or cash flows.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which simplifies adoption of the new lease accounting requirements by allowing an additional transition method that will not require restatement of prior periods and providing a new practical expedient for lessors to avoid separating lease and nonlease components within a contract if certain criteria are met. The provisions of this guidance must be elected upon adoption of the new lease accounting requirements, which will be effective for interim and annual periods beginning after December 15, 2018. We are currently evaluating the impact of the new lease accounting guidance, but we will apply these targeted improvements upon adoption of the new lease accounting requirements on January 1, 2019.

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

Net sales include revenues from sales of products and shipping and handling charges, net of estimates for product returns. Revenue is measured at the amount of consideration we expect to receive in exchange for the transferred products. We recognize revenue at the point in time when we transfer the promised products to the customer and the customer obtains control over the products. We recognize revenue for shipping and handling charges at the time the goods are shipped to the customer, and the costs of outbound freight are included in cost of sales, as we have elected the practical expedient included in ASC 606. We provide for product returns based on historical return rates. While we incur costs for sales commissions to our sales employees and outside agents, we recognize commission costs concurrent with the related revenue, as the amortization period is less than one year and we have elected the practical expedient included in ASC 606. We do not incur any other incremental costs to obtain contracts with our customers. Our product warranties are assurance-type warranties, which promise the customer that the products are as specified in the contract. Therefore, the product warranties are not a separate performance obligation and are accounted for as described below. Sales taxes assessed by governmental authorities are accounted for on a net basis and are excluded from net sales.

The following table provides a disaggregation of product net sales for the periods presented:

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net sales:
Commercial	$2,292	$3,947	7,469	12,204
Military maritime	2,866	1,055	7,520	2,915
Total net sales	$5,158	$5,002	$14,989	$15,119

Accounts Receivable

Our trade accounts receivable consists of amounts billed to and currently due from customers. Credit is extended to customers based upon an evaluation of the customer’s financial condition and the amounts due are stated at their estimated net realizable value. We maintain an allowance for doubtful accounts receivable to provide for the estimated amount of receivables that will not be collected. The allowance is based on an assessment of customer creditworthiness and historical payment experience, the age of outstanding receivables, and performance guarantees to the extent applicable. Past due amounts are written off when our internal collection efforts have been unsuccessful. Our standard payment terms with customers are net 30 days, and we do not generally offer extended payment terms to our customers, but exceptions are made in some cases to major customers or with particular orders. Accordingly, we do not adjust trade accounts receivable for the effects of financing, as we expect the period between the transfer of product to the customer and the receipt of payment from the customer to be in line with our standard payment terms.

There have been no other material changes to our significant accounting policies, as compared to those described in our 2017 Annual Report.

Geographic information

Approximately 97 percent of our long-lived fixed assets are located in the United States, with the remainder located in our product development center in Taiwan. Net sales attributable to customers outside the United States accounted for less than one percent and approximately one percent of our net sales for the three months ended September 30, 2018 and 2017, respectively. Net sales attributable to customers outside the United States accounted for approximately two percent and one percent of our total net sales for the nine months ended September 30, 2018 and 2017, respectively. The geographic location of our net sales is derived from the destination to which we ship the product.

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

As a result of the net loss we incurred for the three and nine months ended September 30, 2018, approximately 62 thousand and 90 thousand potentially dilutive equity awards, respectively, were excluded from the net loss per share calculation, as their inclusion would have been anti-dilutive. As a result of the net loss we incurred for the three and nine months ended September 30, 2017, approximately 28 thousand and 72 thousand potentially dilutive equity awards, respectively, were excluded from the net loss per share calculation for this same reason. Therefore, for the three and nine months ended September 30, 2018 and 2017, the basic weighted average shares outstanding were used in calculating diluted loss per share.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

The following is a reconciliation of the numerator and denominator of the basic and diluted net loss per share computations for the periods presented below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(1,920)	$(1,773)	$(6,114)	$(9,409)

Denominator:
Basic weighted average common shares outstanding	12,059	11,856	11,970	11,789
Potential common shares from equity awards and warrants	—	—	—	—
Diluted weighted average shares	12,059	11,856	11,970	11,789

Product warranties

Through March 31, 2016, we warranted finished goods against defects in material and workmanship under normal use and service for periods generally between one and five years. Beginning April 1, 2016, we warrant our commercial LED tubes, globes, and troffer luminaires for a period of ten years. Warranty settlement costs consist of actual amounts expensed for warranty, which are largely a result of the cost of replacement products provided to our customers. A liability for the estimated future costs under product warranties is maintained for products outstanding under warranty based on the actual claims incurred to date and the estimated nature, frequency, and costs of future claims. These estimates are inherently uncertain and changes to our historical or projected experience may cause material changes to our warranty reserves in the future. We continuously review the assumptions related to the adequacy of our warranty reserve, including product failure rates, and make adjustments to the existing warranty liability when there are changes to these estimates or the underlying replacement product costs, or the warranty period expires. Extending the warranty did not have a material impact on our condensed consolidated financial statements in 2017 or for the three and nine months ended September 30, 2018. The following table summarizes warranty activity for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Balance at beginning of period	$196	$179	$174	$331
Warranty accruals for current period sales	31	108	46	152
Adjustments to existing warranties	47	30	101	(36)
In kind settlements made during the period	(14)	(130)	(61)	(260)
Accrued warranty reserve	$260	$187	$260	$187

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

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

information regarding the restructuring actions taken in the 2017, please refer to Note 3., “Restructuring,” included under Item 8 of our 2017 Annual Report.

During the nine months ended September 30, 2018, we recorded net restructuring credits totaling approximately $46 thousand, primarily related to the revision of our initial estimates of the cost for the remaining lease obligation for our former Arlington, Virginia office. Restructuring adjustments recorded during the three months ended September 30, 2018 related to the accretion of the remaining lease obligations for the former New York, New York and Arlington, Virginia offices.

For the nine months ended September 30, 2017, we recorded restructuring charges totaling approximately $1.5 million, consisting of approximately $0.7 million in severance and related benefits, $0.6 million in facilities costs related to the termination of the Rochester, Minnesota lease obligation and the remaining lease obligations for the former New York and Arlington offices, and $0.2 million in other restructuring costs primarily related to fixed asset and prepaid expenses write-offs. For the three months ended September 30, 2017, we recorded restructuring credits totaling approximately $0.2 million, primarily related to the revision of our initial estimates of the cost and offsetting sublease income for the remaining lease obligation for the former New York office.

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

	Severance and Related Benefits	Facilities	Total
Balance at January 1, 2018	$62	$340	$402
Accretion of lease obligations	—	6	6
Adjustment of lease obligations	—	(56)	(56)
Payments	(62)	(6)	(68)
Balance at March 31, 2018	$—	$284	$284
Accretion of lease obligations	—	3	3
Payments	—	(25)	(25)
Balance at June 30, 2018	$—	$262	$262
Accretion of lease obligations	$—	$1	$1
Payments	$—	$(23)	$(23)
Balance at September 30, 2018	$—	$240	$240

While substantial doubt about our ability to continue as a going concern continued to exist at September 30, 2018, we had $7.1 million in cash and no debt obligations at the end of the quarter. In addition, the restructuring actions taken in 2017 resulted in a decrease in total operating expenses, including restructuring charges, of approximately $3.1 million in the first nine months of 2018 compared to the first nine months of 2017. As a result of our first quarter 2017 restructuring initiatives, we have reduced our operating expenses to be more commensurate with our sales volumes, however, we continue to incur losses and have a substantial accumulated deficit, raising substantial doubt about our ability to continue as a going concern at September 30, 2018.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

Our plans to achieve profitably include continuing to develop new technologies into sustainable product lines that allow us to effectively compete to expand our customer base, execute our marketing and sales plans, and continue to improve our supply chain and organizational structure. The restructuring and cost cutting initiatives implemented during 2017 were designed to allow us to effectively execute this strategy; however, our efforts may not occur as quickly as we envision or be successful, due to the long sales cycle in our industry, the corresponding time required to ramp up sales from new products into this sales cycle, the timing of introductions of additional new products, significant competition, and potential volatility given our customer concentration, among other factors. As a result, we will continue to review and pursue selected external funding sources to ensure adequate financial resources to execute across the timelines required to achieve these objectives including, but not limited to, the following:

•debt financing from asset-based lenders, leveraging our available unencumbered potential collateral base;
•financing from traditional or non-traditional investment capital organizations or individuals; and
•funding from the sale of our common stock or other equity or debt instruments.

These financing alternatives involve risks, and we may not be able to obtain additional funding on acceptable terms or in a timely fashion or at all. If we fail to generate cash or receive the funding necessary to grow our business, we would need to revise our business plan which could involve further reductions in our operating costs or headcount, each of which could have a material adverse effect on our business, future prospects, and financial condition.

Considering both quantitative and qualitative information, we continue to believe that the combination of our restructuring actions, current financial position, liquid resources, plans to obtain external financing, obligations due or anticipated within the next year, executive reorganization, and implementation of our product development and sales channel strategy will provide us with an ability to finance our operations through 2019 and, if adequately executed, will mitigate the substantial doubt about our ability to continue as a going concern.

NOTE 4. INVENTORIES

Inventories are stated at the lower of standard cost (which approximates actual cost determined using the first-in, first-out cost method) or net realizable value, and consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Raw materials	$2,991	$3,316
Finished goods	7,106	6,598
Reserves for excess, obsolete, and slow moving inventories and valuation reserves	$(3,663)	$(4,196)
Inventories, net	$6,434	$5,718

NOTE 5. PROPERTY AND EQUIPMENT AND ASSETS HELD FOR SALE

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets and consist of the following (in thousands):

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

	September 30, 2018	December 31, 2017
Equipment (useful life 3 to 15 years)	$1,531	$1,557
Tooling (useful life 2 to 5 years)	371	371
Vehicles (useful life 5 years)	47	47
Furniture and fixtures (useful life 5 years)	137	137
Computer software (useful life 3 years)	1,043	1,043
Leasehold improvements (the shorter of useful life or lease life)	210	201
Projects in progress	58	55
Property and equipment at cost	3,397	3,411
Less: accumulated depreciation	(2,684)	(2,314)
Property and equipment, net	$713	$1,097

Depreciation expense was $0.2 million and $0.3 million the three months ended September 30, 2018 and 2017, respectively. Depreciation expense was $0.4 million and $0.5 million for the nine months ended September 30, 2018 and 2017, respectively.

During the first quarter of 2018, we completed the sale of the equipment that we previously classified as held for sale. We received net proceeds from the sale of $0.2 million and recognized a gain on the sale of approximately $15 thousand. The gain on the sale is classified on our Condensed Consolidated Statements of Operations under the caption, “Other (income) expense.”

NOTE 6. INCOME TAXES

As a result of the operating loss incurred during each of the three and nine months ended September 30, 2018 and 2017, and after the application of the annual limitation set forth under Section 382 of the Internal Revenue Code (“IRC”), it was not necessary to record a provision for U.S. federal income tax or various states income taxes.

At September 30, 2018 and December 31, 2017, we had a full valuation allowance recorded against our deferred tax assets. The valuation allowance was recorded due to uncertainties related to our ability to realize the deferred tax assets, primarily consisting of certain net operating loss carry-forwards. The valuation allowance is based on management’s estimates of taxable income by jurisdiction and the periods over which the deferred tax assets will be recoverable.

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

The following table summarizes stock-based compensation expense and the impact it had on operations for the periods presented (in thousands):

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Cost of sales	$8	$10	$27	$40
Product development	31	16	86	45
Selling, general, and administrative	237	166	593	540
Total stock-based compensation	$276	$192	$706	$625

The table above excludes approximately $0.3 million in stock-based compensation expense from prior periods that was reversed and included as a reduction to restructuring expenses due to the workforce reduction associated with our restructuring actions in the first six months of 2017.

Total unearned stock-based compensation was $1.1 million at September 30, 2018, compared to $0.9 million at September 30, 2017. These costs will be charged to expense and amortized on a straight-line basis in future periods. The weighted average period over which the unearned compensation at September 30, 2018 is expected to be recognized is approximately 2.0 years.

Stock options

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. Estimates utilized in the calculation include the expected life of the option, risk-free interest rate, and expected volatility, and are further comparatively detailed as follows:

	Nine months ended September 30,
	2018	2017
Fair value of options issued	$1.41	$2.66
Exercise price	$1.97	$3.55
Expected life of options (in years)	5.9	5.8
Risk-free interest rate	2.6%	2.1%
Expected volatility	84.2%	91.9%
Dividend yield	0.0%	0.0%

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

A summary of option activity under all plans for the nine months ended September 30, 2018 is presented as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)
Balance at December 31, 2017	248,512	$5.76
Granted	100,746	1.97
Exercised	—	—
Canceled/forfeited	(43,787)	7.17
Expired	(10,000)	20.00
Balance at September 30, 2018	295,471	$3.78	7.5

Vested and expected to vest at September 30, 2018	269,153	$3.93	7.3

Exercisable at September 30, 2018	144,191	$5.20	5.7

Restricted stock units

A summary of restricted stock unit activity under all plans for the nine months ended September 30, 2018 is presented as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in years)
Balance at December 31, 2017	306,142	$3.37
Granted	553,657	2.38
Released	(213,795)	3.14
Canceled/forfeited	(76,950)	2.99
Balance at September 30, 2018	569,054	$2.55	2.0

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

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

As of September 30, 2018, we had approximately $3.7 million in outstanding purchase commitments for inventory. Of this amount, approximately $2.5 million is expected to ship in the fourth quarter of 2018 with the balance expected to ship in the first quarter of 2019.

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

Net sales increased 3.1 percent for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017, driven by a 171.7 percent increase in military maritime sales period over period. Net sales decreased by 0.9 percent for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. For the nine months ended September 30, 2018, net sales of our commercial products decreased by 38.8 percent, while sales to our military maritime market increased by 158.0 percent, more than doubling, compared to the nine months ended September 30, 2017. Despite the decline in our commercial sales compared to the first nine months of 2017, we continued to expand sales through the national agency channel strategy we implemented in the middle of 2017, with agency sales increasing 3.7 percent during the third quarter of 2018 compared to the second quarter of 2018. In connection with this national strategy, we continue to achieve increased penetration in the Southeast and Western regions, where the total sales for these regions increased 118.8 percent during the first nine of 2018 compared to the first nine months of 2017. The sale cycles for our commercial target markets can range from several months to over one year and our financial results reflect volatility from the continued fluctuations in the timing, pace, and size of commercial projects for a major healthcare customer. The sale cycles for the military maritime market is dependent on many factors, including the availability of government funding, the timing and fulfillment of U.S. Navy awards, new ship construction and the timing of vessel maintenance schedules.

The restructuring actions taken in 2017 resulted in a decrease in operating expenses of approximately $3.1 million in the first nine months of 2018 over the first nine months of 2017. At September 30, 2018, we had $7.1 million in cash and no debt. As a result of our first quarter 2017 restructuring initiatives, we have reduced our operating expenses to be more commensurate with our sales volumes, however, we continue to incur losses and have a substantial accumulated deficit, raising substantial doubt about our ability to continue as a going concern at September 30, 2018.

Our plans to achieve profitably include continuing to develop new technologies into sustainable product lines that allow us to effectively compete to expand our customer base, execute our marketing and sales plans, and continue to improve our supply chain and organizational structure. We will also continue to review and pursue selected external funding sources.

We continue to believe that the combination of our restructuring actions, current financial position, liquid resources, plans to obtain external financing, obligations due or anticipated within the next year, executive reorganization, and implementation of our product development and sales channel strategy will provide us with an ability to finance our operations through 2019 and, if adequately executed, will mitigate the substantial doubt about our ability to continue as a going concern.

Results of operations

The following table sets forth items in our Condensed Consolidated Statements of Operations as a percentage of net sales for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	75.2	77.3	77.4	78.8
Gross profit	24.8	22.7	22.6	21.2

Operating expenses:
Product development	12.4	14.6	12.9	15.0
Selling, general, and administrative	49.3	47.8	50.8	58.2
Restructuring	—	(4.0)	(0.3)	10.1
Total operating expenses	61.7	58.4	63.4	83.3
Loss from operations	(36.9)	(35.7)	(40.8)	(62.1)

Other expenses (income):
Interest expense	—	—	—	—
Other expenses (income)	0.3	(0.3)	—	—

Loss from operations before income taxes	(37.2)	(35.4)	(40.8)	(62.1)
Provision for income taxes	—	—	—	—
Net loss	(37.2)%	(35.4)%	(40.8)%	(62.1)%

Net sales

A further breakdown of our net sales is presented in the following table (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Commercial products	$2,292	$3,947	$7,469	$12,204
Military maritime products	2,866	1,055	7,520	2,915
Total net sales	$5,158	$5,002	$14,989	$15,119

Net sales of $5.2 million for the third quarter of 2018 increased 3.1 percent compared to the third quarter of 2017 driven by an increase in military maritime product sales. Net sales of our commercial products decreased 41.9 percent compared to the third quarter of 2017, reflecting fluctuations in the timing, pace, and size of commercial projects. Net sales of our military maritime products increased 171.7 percent as compared to the third quarter of 2017, primarily due to increased sales of our military globe, flood light, fixture, and Intellitube® product lines.

Net sales of $15.0 million for the first nine months of 2018 decreased 0.9 percent compared to the first nine months of 2017 principally due to lower commercial product sales, partially offset by an increase in military product sales. Net sales of our commercial products decreased 38.8 percent as compared to the first nine months of 2017, reflecting fluctuations in the timing, pace, and size of commercial projects for a major healthcare customer. Net sales of our military maritime products increased 158.0 percent as compared to the first nine months of 2017, primarily due to increased sales of our military globe, berth light, flood light, fixture, and Intellitube® product lines.

Gross profit

Gross profit was $1.3 million, or 24.8 percent of net sales, for the third quarter of 2018, compared to $1.1 million, or 22.7 percent of net sales, for the third quarter of 2017. The 2.1 basis point increase in gross margin percent in the third quarter of 2018 is primarily due to our product cost reduction initiatives, partially offset by slightly higher manufacturing variances and absorption as a percent of sales compared to the third quarter of 2017. As a result of current manufacturing and sales volumes, gross margin for the third quarter of 2018 included unfavorable manufacturing variances and absorption of $0.3 million, or 6.2 percent of net sales, whereas gross margin for the third quarter of 2017 included unfavorable manufacturing and absorption of $0.3 million, or 5.8 percent of net sales.

Gross profit was $3.4 million, or 22.6 percent of net sales, for the first nine months of 2018 compared to $3.2 million, or 21.2 percent of net sales, for the first nine months of 2017. The 1.4 basis point increase in gross profit percent in the first nine months of 2018 is primarily due to the shift in the military sales mix to higher margin products, our product cost reduction initiatives, and a higher net favorable excess inventory reserve adjustments of $0.6 million, or 3.7 percent of net sales, for items sold during the first nine months of 2018 that were previously reserved for as excess inventory. These increases were partially offset by higher manufacturing variances and absorption as a percent of sales compared to the first nine months of 2017. As a result of current manufacturing and sales volumes, gross margin for the first nine months of 2018 included unfavorable manufacturing variances and absorption of $0.9 million, or 5.9 percent of net sales. For the first nine months of 2017, gross margin included unfavorable manufacturing variances and absorption of $0.7 million, or 4.9 percent of net sales, partially offset by net favorable excess inventory reserve adjustments of $0.2 million, or 1.5 percent of net sales.

Operating expenses

Product development

Product development expenses include salaries and related expenses, contractor and consulting fees, legal fees, supplies and materials, as well as overhead, such as depreciation and facility costs. Product development costs are expensed as they are incurred.

Product development expenses were $0.6 million for the third quarter of 2018, a $0.1 million decrease compared to $0.7 million for the third quarter of 2017. The decrease was primarily a result of lower product testing expenses due to the timing of new product introductions. This decrease was partially offset by higher salaries and related benefits due to staffing the San Jose Innovation Center.

Product development expenses were $1.9 million for the first nine months of 2018, a $0.3 million decrease compared to $2.3 million for the first nine months of 2017. The decrease was primarily a result of lower product testing expenses and legal fees due to the timing of new product introductions and new product patent activities.

Selling, general, and administrative

Selling, general, and administrative expenses were $2.5 million for the third quarter of 2018, compared to $2.4 million for the third quarter of 2017. The primary driver of the increased expenses was severance and benefits as a result of the Chief Financial Officer resignation, partially offset by decreases in salaries and related benefits, consultants, and depreciation.

Selling, general, and administrative expenses were $7.6 million for the first nine months of 2018, compared to $8.8 million for the first nine months of 2017. The $1.2 million decrease in selling, general, and administrative expenses is the direct result of our February 2017 restructuring initiatives to reduce operating expenses. The primary drivers of the lower expenses were decreases in salaries and related benefits of $0.5 million, consulting expenses of $0.3 million, trade show and other marketing expenses of $0.2 million, travel and related expenses of $0.2 million, and decreases of $0.1 million in each of the following categories: network and software costs, rent expense, depreciation, and insurance. The lower expenses were partially offset by increased severance and benefits of $0.2 million, as a result of the Chief Financial Officer resignation.

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

For the three months ended September 30, 2017, we recorded restructuring credits totaling approximately $0.2 million, primarily related to the revision of our initial estimates of the cost and offsetting sublease income for the remaining lease obligation for the former New York office. Restructuring expenses for the three months ended September 30, 2018 consisted of insignificant accretion related to the facilities lease obligations.

For the nine months ended September 30, 2017, we recorded restructuring charges totaling approximately $1.5 million, consisting of approximately $0.7 million in severance and related benefits, $0.6 million in facilities costs related to the termination of the Rochester, Minnesota lease obligation and the remaining lease obligations for the former New York and Arlington offices, and $0.2 million in other restructuring costs primarily related to fixed asset and prepaid expenses write-offs. Restructuring expenses for the three and nine months ended September 30, 2018 consisted of insignificant accretion and other adjustments related to the facilities lease obligations.

While substantial doubt about our ability to continue as a going concern continued to exist at September 30, 2018, we had $7.1 million in cash and no debt obligations at the end of the quarter. In addition, the restructuring actions taken in 2017 resulted in a decrease in total operating expenses of $3.1 million during in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. As a result of our first quarter 2017 restructuring initiatives, we have reduced our operating expenses to be more commensurate with our sales volumes, however, we continue to incur losses and have a substantial accumulated deficit, raising substantial doubt about our ability to continue as a going concern at September 30, 2018. Considering both quantitative and qualitative information, we continue to believe that the combination of our restructuring actions, current financial position, liquid resources, plans to obtain external financing, obligations due or anticipated within the next year, executive reorganization, and implementation of our product development and sales channel strategy will provide us with an ability to finance our operations through 2019 and, if adequately executed, will mitigate the substantial doubt about our ability to continue as a going concern.

Other expenses (income)

Other expense was $17 thousand for the third quarter of 2018, compared to other income of $16 thousand for the third quarter of 2017. The expenses in 2018 primarily consisted of losses on fixed asset disposals. The income in 2017 primarily consisted of interest income on our cash balances and miscellaneous utility company rebates. Other income was $2 thousand for the nine months ended September 30, 2018 compared to other expense of $5 thousand for the same period of 2017. The income in 2018 primarily consists of gains on the sale of fixed assets and favorable foreign currency exchange, partially offset by losses on fixed asset disposals. The expenses in 2017 primarily related to losses on fixed asset disposals.

Provision for (benefit from) income taxes

Due to the operating losses incurred during the three and nine months ended September 30, 2018 and 2017, and after application of the annual limitation set forth under Section 382 of the IRC, it was not necessary to record a provision for U.S. federal income tax or various states income taxes.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

Net loss

For three months ended September 30, 2018, our net loss was $1.9 million, compared to $1.8 million for the three months ended September 30, 2017. The increase in the net loss was principally due to increased severance and benefits partially offset by lower product development costs due to timing, as previously discussed.

For the nine months ended September 30, 2018, our net loss was $6.1 million, compared to $9.4 million for the nine months ended September 30, 2017. The reduction in net loss was principally due to our restructuring initiatives, resulting in lower overall operating expenses of $3.1 million, including a reduction of $1.6 million in restructuring expenses.

Financial condition

While we had cash and cash equivalents of $7.1 million at September 30, 2018 and no debt, we have historically incurred substantial losses, and as of September 30, 2018, we had an accumulated deficit of $114.3 million. Additionally, our sales have been concentrated in a few major customers and for the nine months ended September 30, 2018, two customers accounted for approximately 41 percent and 10 percent of net sales.

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

There is a risk that our efforts may not be as successful or occur as quickly as we envision, as we focus on expanding our customer base and growing net sales from commercial customers in our targeted vertical markets. Additionally, while we remain dedicated to serving the U.S. Navy, new competition may prevent us from securing sales at our historic levels. As our operations may not achieve, or we may experience an unanticipated delay in achieving, our intended level of profitability, we will continue to review and pursue selected external funding sources to execute these objectives including, but not limited to, the following:

•	debt financing from asset-based lenders, leveraging our available unencumbered potential collateral base;

•	financing from traditional or non-traditional investment capital organizations or individuals; and

•	funding from the sale of our common stock or other equity or debt instruments.

Obtaining financing through the above-mentioned mechanisms contains risks, including:

•	additional equity financing may not be available to us on satisfactory terms and any equity that we are able to issue could lead to dilution of stockholder value for current stockholders;

•
loans or other debt instruments may have terms and/or conditions, such as interest rate, restrictive covenants and unfavorable control or revocation provisions or would restrict our growth opportunities; and

•	the current environment in capital markets combined with our capital constraints may prevent us from being able to obtain adequate debt financing.

As a result, we may not be able to obtain additional funding on acceptable terms or in a timely fashion or at all. If we fail to generate cash or receive the funding necessary to grow our business, we would need to revise our business plan which could involve further reductions in our operating costs or headcount, each of which could have a material adverse effect on our business, future prospects, and financial condition.

Liquidity and capital resources
Cash and cash equivalents
At September 30, 2018, our cash and cash equivalents balance was approximately $7.1 million, compared to approximately $10.8 million at December 31, 2017. The balance at September 30, 2018 and December 31, 2017 included restricted cash of $0.3 million for a letter of credit requirement under a lease obligation.

The following summarizes cash flows from operating, investing, and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows (in thousands):

	Nine months ended September 30,
	2018	2017
Net cash used in operating activities	$(3,846)	$(4,684)

Net cash provided by (used in) investing activities	$183	$(57)

Net cash (used in) provided by financing activities	$(39)	$56

Net cash used in operating activities

Net cash used in operating activities was $3.8 million for the nine months ended September 30, 2018, and resulted primarily from the net loss incurred of $6.1 million, adjusted for non-cash items, including: depreciation, stock-based compensation, and provisions for inventory and warranty reserves, and working capital changes. During the nine months ended September 30, 2018, we generated cash of $1.4 million through an increase in accounts payable, due to higher volumes, as we worked down inventory balances in 2017 and now must replenish stock levels; $0.6 million through the collection of accounts receivable, due to the timing and volume of our shipments in December 2017 compared to September 2018; and $0.4 million through an increase in accrued liabilities, primarily related to severance and benefits due to the executive reorganization and payroll and related benefits due to timing. Partially offsetting these increases in cash, was an increase in prepaid and other assets of $0.6 million related to deposits paid to our contract manufacturers on inventory to be shipped in subsequent quarters and $0.2 million through an increase in inventory due to the volume and timing of inventory receipts.

Net cash used in operating activities was $4.7 million for the nine months ended September 30, 2017, and resulted from the net loss incurred of $9.4 million, adjusted for non-cash items, including: depreciation, stock-based compensation, and provisions for inventory and warranty reserves, and working capital changes. In the first nine months of 2017, trade accounts receivable decreased $2.6 million due to the timing and volume of our shipments in December 2016 compared to September 2017. In addition, during the first nine months of 2017, inventory and trade accounts payable balances decreased, as we implemented a more disciplined purchasing strategy in 2017.

Net cash provided by (used in) investing activities

Net cash provided by investing activities was $183 thousand for the nine months ended September 30, 2018, and resulted primarily from the sale of certain equipment previously classified as held for sale, partially offset by purchases of computer equipment, equipment to support production operations, and leasehold improvements. Net cash used in investing activities was $57 thousand for the nine months ended September 30, 2017, and resulted primarily from acquisitions of software and equipment to support our production operations.

Net cash (used in) provided by financing activities

Net cash used in financing activities during the nine months ended September 30, 2018 was $39 thousand, resulting from issuing and immediately repurchasing our stock for employee tax withholding related to restricted stock unit vesting during the period. Net cash provided by financing activities during the nine months ended September 30, 2017 was $56 thousand, resulting from the proceeds received for the exercise of stock options and employee stock purchase plan purchases, partially offset by the effect of issuing and immediately repurchasing our stock for employee tax withholding related to restricted stock unit vesting.

Contractual obligations

As of September 30, 2018, we had approximately $3.7 million in outstanding purchase commitments for inventory. Of this amount, approximately $2.5 million is expected to ship in the fourth quarter of 2018 with the balance expected to ship in the first quarter of 2019.

There have been no other material changes to our contractual obligations as compared to those included in our 2017 Annual Report.

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

The following table provides a disaggregation of product net sales for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net sales:
Commercial	$2,292	$3,947	$7,469	$12,204
Military maritime	2,866	1,055	7,520	2,915
Total net sales	$5,158	$5,002	$14,989	$15,119

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

For the three months ended September 30, 2018, sales to our primary distributor for the U.S. Navy and a regional commercial lighting retrofit company located in Texas accounted for approximately 48 percent and 15 percent of net sales, respectively. When sales to our primary distributor for the U.S. Navy are combined with sales to a shipbuilder for the U.S. Navy, sales of products for the U.S. Navy comprised approximately 53 percent of net sales for the same period. For the three months ended September 30, 2017, sales to a global healthcare system located in Northeast Ohio and a regional commercial lighting retrofit company located in Texas each individually accounted for approximately 23 percent of our net sales. In addition, sales to our primary distributor for the U.S. Navy accounted for approximately 12 percent of net sales for the period. When sales to our primary distributor for the U.S. Navy are combined with sales to a shipbuilder for the U.S. Navy, sales of products for the U.S. Navy comprised approximately 20 percent of net sales.

For the nine months ended September 30, 2018, sales to our primary distributor for the U.S. Navy and a regional commercial lighting retrofit company located in Texas accounted for approximately 41 percent and 10 percent, respectively. When sales to our primary distributor for the U.S. Navy are combined with sales to a shipbuilder for the U.S. Navy, sales of products for the U.S. Navy comprised approximately 45 percent of net sales for the same period. For the nine months ended September 30, 2017, sales to a global healthcare system located in Northeast Ohio accounted for approximately 17 percent of our net sales for the period. In addition, sales to our primary distributor for the U.S. Navy and a regional commercial lighting retrofit company located in Texas each individually accounted for approximately 12 percent of our net sales. When sales to our primary distributor for the U.S. Navy are combined with sales to a shipbuilder for the U.S. Navy, sales of products for the U.S. Navy comprised approximately 18 percent of net sales.

Our primary distributor for the U.S. Navy and a regional commercial lighting retrofit company located in Texas accounted for approximately 42 percent, and 14 percent of net trade accounts receivable, respectively, at September 30, 2018. At December 31, 2017, our primary distributor for the U.S. Navy, the global healthcare system located in Northeast Ohio, and a regional commercial lighting retrofit company located in Texas accounted for approximately 39 percent, 21 percent, and 17 percent of net trade accounts receivable, respectively.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective as of September 30, 2018.

(b) Changes in internal control over financial reporting

There has been no material change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ENERGY FOCUS, INC.

Date:	November 9, 2018	By:	/s/ Theodore L. Tewksbury III
Theodore L. Tewksbury III
Chairman, Chief Executive Officer and President

By:	/s/ Jerry Turin
Jerry Turin
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Documents

3.1	Certificate of Incorporation of Energy Focus, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 13, 2013).

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

*101
The following financial information from our Quarterly Report for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2018 and December 31, 2017, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2018 and 2017, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2018, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017, and (vi) the Notes to Condensed Consolidated Financial Statements.

*
Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.