Form 10-K/A
period 2018-12-31
ENERGY FOCUS, INC/DE
filed 2019-04-30
CIK 924168

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
Number of the registrant’s shares of common stock outstanding as of March 28, 2019: 12,191,120

Documents Incorporated by Reference
None.

EXPLANATORY NOTE

This Amendment No.1 (this “Amendment”) to the Annual Report on Form 10-K (“Annual Report”) for the year ended December 31, 2018 of Energy Focus, Inc. (“Energy Focus” or the “Company”) is filed to include the information required in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report and update Item 15 of Part III solely for the purpose of adding the exhibits filed herewith.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors

Biographical information concerning each of the Company’s directors as of April 30, 2019 is set forth below. Each director’s term of office expires at the 2020 Annual Meeting of Stockholders.

Name	Age	Director Since	Background

Jennifer Cheng	52	2019
Ms. Cheng is the co-founder and has served as the current chairwoman of Social Energy Partners LLC, which pioneered the Intelligent Building-as-a-Service model to accelerate the adoption of sustainability technologies and building IoT since September 2017. Ms. Cheng also served as an Independent Director for the Company from 2012 to 2015. From 1997 to 2006, Ms. Cheng was the co-founder and chairwoman of The X/Y Group, a marketing enterprise that markets and distributes global consumer brand products, including JanSport and Skechers in the greater China region. From 1995 to 1998, Ms. Cheng was a marketing director for Molten Metal Technology, a Boston-based clean energy company that developed patented technologies and offered solutions for advanced treatment and energy recycling for hazardous radioactive waste.

Ms. Cheng received a Master’s degree in Business Administration from Fairleigh Dickinson and a Bachelor’s degree in Economics and International Business from Rutgers University.

The Board of Directors believes that Ms. Cheng’s qualifications to serve as a Board member include her familiarity with the Company due to her prior service as a director and her experience with and insight into businesses focused on energy efficiency. Ms. Cheng has served as a member of the Nominating and Corporate Governance Committee since February 2019.

Geraldine McManus	62	2019
Ms. McManus has been a Managing Member of Granger Management, an independent investment business, since May 2014. Previously, she was a Managing Director in the Investment Management Division at Goldman Sachs, where she worked from February 1998 until February 2014 and helped build its Private Wealth Management business, including structuring its business model and key functions focused on ultra-high net worth individuals and family groups. Prior to joining Goldman Sachs, Ms. McManus spent six years at Merrill Lynch as a Managing Director heading the Yankee Debt Capital Markets Group, advising sovereigns, supranational and international corporations on global debt issuance and liability management. Before working at Merrill Lynch, Ms. McManus spent six years at Salomon Brothers, two years as an associate in Corporate Finance and four years as a Product Specialist in the Hedge Management/Derivatives Group.

Ms. McManus received a B.S. from Cornell University and an M.B.A. from Wharton. She serves on the Board of Trustees for The Delbarton School in Morristown, New Jersey, The Caron Foundation in Wernersville, Pennsylvania and The Jane Goodall Institute.

The Board of Directors believes that Ms. McManus’s qualifications to serve as a Board member include her experience in evaluating businesses for investment, her achievements in building organizational structures an non-profit board service. Ms. McManus has served as a member of the Audit and Finance Committee and as Chair of the Compensation Committee since April 2019 and as a member of the Nominating and Corporate Governance Committee since February 2019.

Michael R. Ramelot	73	2013
Mr. Ramelot has been a consultant since 2002 on many projects, including serving as project leader on BlackLine system implementations to enhance the financial close process of several multi-million dollar companies; serving as project leader on due diligence, accounting valuations and appraisals related to acquisitions; researching and preparing position papers for companies on complex accounting issues; preparing various SEC filings; and assessing and implementing compliance with Section 404 of Sarbanes-Oxley at several companies. Prior to becoming a consultant, Mr. Ramelot served as the President and Chief Financial Officer of Compro Packaging LLC. Mr. Ramelot received a Master’s degree in Business Administration from the University of Santa Clara and a Bachelor of Science degree in accounting from St. Mary’s College. He is a Certified Public Accountant.

The Board of Directors believes that Mr. Ramelot’s qualifications to serve as a Board member include his significant experience with financial and accounting matters and SEC compliance matters. Mr. Ramelot has been a member of the Audit and Finance Committee since September 2013 and served as its Chair from September 2013 to September 2018 and since April 2019.

James Tu	50	2019
Mr. Tu is the founder and CEO of Social Energy Partners LLC (SEP), which develops sustainability and smart building/smart city projects in the U.S., Caribbean, Southeast Asia and the Middle East. As SEP’s CEO, Mr. Tu is responsible for establishing and overseeing the implementation of the company’s business plans and strategies. He is also the Founder, Chief Executive Officer and Chief Investment Officer of 5 Elements Global Advisors, an investment advisory and management company focusing on investing in clean energy companies. Mr. Tu served as the Executive Chairman and Chief Executive Officer of the Company from May 2013 to February 2017, and as the non-Executive Chairman of the Board of Directors from December 2012 to April 2013. Previously, he served as the Director of Investment Management of Gerstein Fisher & Associates, and an equity analyst at Dolphin Asset Management Corp.

Mr. Tu received an MBA in finance from Baruch College and a B.S. in electrical engineering from Tsinghua University. A Chartered Financial Analyst (CFA) since 1997, Mr. Tu received “E&Y Entrepreneur of the Year” award for the Northeast Ohio Region in 2015.

The Board of Directors believes that Mr. Tu’s qualifications to serve as a Board member include his role as the Company’s Chief Executive Officer, as well as his experience in and advising clean energy companies.

Audit Committee

The Company’s Audit and Finance Committee acts as the standing audit committee of the Board of Directors. The Audit and Finance Committee of the Board of Directors, which currently consists of Mr. Ramelot, as chair, and Ms. McManus, held five meetings in 2018. Each of the members of the Audit and Finance Committee is an Independent Director and is also independent under the criteria established by the SEC and NASDAQ for audit committee membership. The Board of Directors has determined that Mr. Ramelot is an “audit committee financial expert,” as defined under the rules of the SEC. The Board has approved a charter for the Audit and Finance Committee. The Audit and Finance Committee has a one-member vacancy due to the resignation of Robert Farkas from the Board and the Committee on April 10, 2019 and, until a new member of the Audit Committee is appointed, the Company is relying upon the cure period under NASDAQ listing rules. A copy of this charter can be found on the Company’s website at http://www.energyfocus.com.

The Audit and Finance Committee’s primary functions are to assist the Board of Directors in its oversight of the integrity of the Company’s financial statements and other financial information, the Company’s compliance with legal and regulatory requirements, the qualifications, independence and performance of the Company’s independent registered public accounting firm. More specifically, the Audit Committee:

•	appoints, compensates, evaluates and, when appropriate, replaces the Company’s independent registered public accounting firm;

•	reviews and pre-approves audit and permissible non-audit services;

•	reviews the scope of the annual audit;

•	monitors the independent registered public accounting firm’s relationship with the Company; and

•
meets with the independent registered public accounting firm and management to discuss and review the Company’s financial statements, internal controls, and auditing, accounting and financial reporting processes.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors, and persons owing more than 10% of a registered class of our equity securities to file certain reports regarding ownership of, and transactions in, our securities with the SEC. Such officers, directors, and 10% stockholders are also required by SEC rules to furnish us with copies of all those reports that they file.

Based solely on our review of such reports filed with the SEC and written representations from the reporting persons, we believe we were in compliance with all filing requirements applicable to our executive officers and directors for 2018.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information about compensation of our former Chief Executive Officer, our former Chief Financial Officer, and one additional executive officer who would have been among the most highly compensated but departed prior to December 31, 2018 (our “Named Executive Officers”) for the years indicated:

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Option Awards ($) (2)	Stock Awards ($) (2)	Non-Equity Incentive Plan Compensation (3)	All Other Compensation ($) (4)	Total ($)

Theodore L. Tewksbury, III	2018	459,249	—	—	409,944	—	2,652	871,845
Former Chairman, Chief Executive Officer and President (5)	2017	407,692	—	191,160	262,178	—	569	861,599

Jerry Turin	2018	172,686	75,000	98,424	91,358	—	2,549	440,017
Former Chief Financial Officer and Secretary (6)

Michael H. Port	2018	164,227	—	—	121,934	—	112,493	398,654
Former Chief Financial Officer and Secretary (7)	2017	230,577	—	68,095	87,943	—	205	386,820

(1)	Amounts paid in 2017 and 2018 reflect adjustments to implement salary increases and the timing of payroll dates.
(2)
Under SEC rules, the values reported reflect the aggregate grant date fair values computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASB ASC Topic 718”), to each of the Named Executive Officers in the years shown. We calculate the grant date fair value of stock option grants using the Black-Scholes option pricing model. We calculate the fair value of RSU grants based on the closing stock price on the grant date. A discussion of the assumptions used in calculating the fair value is set forth in Note 11 to the Consolidated Financial Statements contained in Item 8 of the 10-K Filing.

(3)	The amounts set forth in this column are amounts paid under the Company’s cash incentive program, which is described below under “Cash incentive plan.”
(4)
The amounts set forth in this column include Company-paid contributions for life insurance and supplemental disability policies and, with respect to Mr. Port for 2018, $111,158 paid under his separation agreement entered into with the Company.

(5)	Dr. Tewksbury served as the Chairman, Chief Executive Officer and President until the 10-K Filing on April 1, 2019.
(6)	Mr. Turin was appointed as Chief Financial Officer and Secretary on May 29, 2018 and served until the 10-K Filing on April 1, 2019.
(7)	Mr. Port served as Chief Financial Officer and Secretary from March 16, 2017 until May 29, 2018. The 2017 compensation information shown for Mr. Port includes the entire calendar year.

Narrative Disclosure to Summary Compensation Table

The Compensation Committee (the “Committee”) of our Board of Directors generally has the responsibility of administering our executive compensation program or making recommendations to the full Board with respect to such program. The Committee reviews and, as appropriate, makes recommendations to the full Board regarding the base salaries and annual cash bonuses for executive officers, and administers our stock incentive plans, including the grants of stock options.
Compensation Philosophy and Objectives
Our principal executive compensation policy is to provide a compensation program that will attract, motivate and retain persons of high quality and provide incentives that align the interests of our employees and directors with those of our stockholders. In administering the executive compensation program, the Committee is mindful of the following principles and guidelines, which are supported by the full Board:

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

Executive officer compensation has three primary components: base salary, bonuses granted under a bonus or cash incentive plan, and stock-based awards granted pursuant to our 2014 Equity Incentive Plan (“2014 Plan”). In addition, executive officers receive certain benefits that are generally available to all salaried employees. We do not have any defined benefit pension plans, non-qualified deferred compensation arrangements, or supplemental retirement plans for our executive officers.
During 2017, the Compensation Committee engaged Compensia, Inc. to assist with the review of the Company’s executive and Board compensation by providing data on market trends and, more specifically, with respect to a group of peer companies having similar size and other characteristics to the Company based on the Company’s performance and how the Company’s compensation levels compared with such peers.
For each Named Executive Officer’s compensation for 2018, the Committee reviewed the proposed level for each compensation component based on various factors, including the median level for the peer group and other competitive market factors, internal equity and consistency, and an emphasis on pay for performance. The Committee made recommendations to the Board of Directors, based on input from the then Chief Executive Officer other than with respect to his own compensation, which then approved the final compensation amounts for each executive officer. We have not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid compensation, between cash and non-cash compensation, or among different forms of non-cash compensation.
Management Changes and Related Compensation Arrangements
Significant changes in the Company’s management team have occurred over the course of the past several years. As a result, all of our Named Executive Officers are no longer with the Company. Mr. Port ceased serving as Chief Financial Officer on May 29, 2018 when Jerry Turin was appointed to such position. On April 1, 2019, following the 10-K Filing, Dr. Tewksbury resigned from his position as Chairman, Chief Executive Officer and President and Mr. Turin resigned from his position as Chief Financial Officer, and James Tu was appointed to serve as the Company’s Chairman, Chief Executive Officer and President and interim Chief Financial Officer.
Dr. Tewksbury’s compensation as Chairman of the Board, Chief Executive Officer and President, and Mr. Turin’s and Mr. Port’s compensation as Chief Financial Officer, were each established taking into account the factors described above. The Committee has also considered the need to recruit and retain top level talent during a challenging time for the Company, and the responsibilities being managed by a smaller executive team, and their resulting compensation arrangements were as follows:

•
Dr. Tewksbury’s salary was increased to $459,000 for 2018, and he was eligible to receive an annual bonus with a target payout of 100% of his base salary, based on the Company’s financial performance and his individual performance and continued employment and, on February 26, 2018, he received 165,300 RSUs.

•
Mr. Port’s salary was increased to $255,000 for 2018 and he was eligible to receive an annual bonus with a target payout of 50% of his base salary, based on the Company’s financial performance and his individual performance and continued employment and, on February 26, 2018, he received 49,167 RSUs. Mr. Port departed from the Company in August 2018, and received twelve months of continued salary and benefits, twelve months of accelerated vesting of unvested stock options and RSUs, additional vesting of a portion of his 2018 RSU grant and all stock options that had vested remain exercisable until August 15, 2019. The amounts paid to Mr. Port for 2018 include his severance benefits received under his separation agreement entered into with the Company on May 22, 2018.

•
On May 29, 2018, following Mr. Port’s departure, the Board of Directors appointed Jerry Turin to the position of Chief Financial Officer and Secretary. Mr. Turin’s salary as Chief Financial Officer was set at $300,000. Mr. Turin was also eligible to receive an annual bonus with a target payout of 50% of his base salary, based on the Company’s financial performance and his individual performance. Mr. Turin’s 2018 bonus was guaranteed to be a minimum of $75,000, provided that he remained employed with the Company through the date the bonus was paid. In addition, on July 2, 2018, Mr. Turin was granted stock options and RSUs having a total value of approximately $225,000, with 50% of the awards in RSUs (based on a 30-day average stock price) and stock options equal to 1.5 times the number of RSUs.

Base Salary
The Committee seeks to establish executive officer base salary levels that are competitive with the median amounts paid to executives performing similar functions within the Company’s peer group. The Committee also takes into account a number of largely subjective factors, including changes in the individual’s duties and responsibilities, the personal performance of such executive officer, the performance of the Company, cost-of-living increases, and such other factors as the Committee deems appropriate, including the individual’s overall mix between fixed and variable compensation and between cash and stock-based compensation.
Cash Incentive Plan
Effective January 1, 2018, an Executive Bonus Plan (the “Plan”) was established, based on the Compensation Committee’s recommendation to the Board of Directors, for executive management under which the executive officers are each eligible for a cash incentive payment. The Board of Directors set the potential payments at up to the following percentages of such executive’s 2018 salary, with the final amounts payable to be determined by the Board of Directors based upon the 2018 financial results with respect to the metrics and percentages described below:

	Incentive Payment as a % of Base Salary (1)
	Minimum	Target	Maximum
Chief Executive Officer	50%	100%	150%
Chief Financial Officer	25%	50%	100%

(1)	Based on the annual salary rate for the year.
Subject to the terms of the Plan, distribution of the 2018 bonus was based 80% on Company Performance and 20% on Individual Performance. In the event that the Company did not reach the “Minimum” performance for any of the applicable Company Performance metrics, no bonuses would be payable with respect to the Individual Performance component, irrespective of the objectives achieved. In addition, the Board or the Compensation Committee could, in its sole discretion, adjust amounts payable to any participant downward or upward to reflect such considerations as it may in its sole discretion deem to be appropriate.
Company Performance was based on two components - Total Company Net Revenue (“Net Revenue”) with respect to 70% of the amount payable, and Total Adjusted EBITDA (Adjusted Earnings before Interest, Taxes, Depreciation and Amortization and adjusted to exclude non-cash items, such as stock-based compensation) (“Adjusted EBITDA”) with respect to 30% of the amount payable, as reported in or, in the case of Adjusted EBITDA, calculated from the 10-K Filing.
The incentive payment levels listed above were payable based on the achievement of the following financial performance metrics for 2018: (a) Net Revenue - $26 million (Minimum), $30 million (Target) and $34 million (Maximum), and (b) Adjusted EBITDA - $(5.0) million (Minimum), $(4.0) million (Target) and $(2.5) million (Maximum).

The Company did not achieve the Minimum Net Revenue or the Minimum Adjusted EBITDA, therefore, no bonuses were paid for 2018, other than the guaranteed bonus amount for Mr. Turin of $75,000.
Discretionary Bonuses
The Committee may from time to time award a discretionary annual cash bonus to executive officers, in the amounts and based on the factors determined by the Committee. The bonus awards may be based on an executive officer’s individual performance or on the overall success of the Company, or both.
 No discretionary bonuses were awarded to the Named Executive Officers in 2018.
Stock Awards and Other Stock-Based Awards
The Committee believes that employee equity ownership provides significant motivation to executive officers to maximize value for the Company’s stockholders and, therefore; periodically grants time-based stock options and RSUs under the Company’s 2014 Stock Incentive Plan, as amended (the “Plan”) at the then current market price.
The Committee grants, or recommends to the Board to grant, options and/or RSUs to executive officers, typically after consideration of recommendations from the Chief Executive Officer. Recommendations for equity awards are based upon the relative position, responsibilities, and previous and expected contributions of each officer, previous equity award grants to such officers and customary levels of equity award grants for the respective position in other comparable companies. The exercise price for stock options is equal to the fair market value of our Common Stock on the grant date. Stock options generally vest over a three-year period with 33% vesting one year from the date of grant and the remaining 67% vesting equally on a monthly basis over the remaining 24 months. Options expire 10 years from the date of grant. RSUs generally vest over a three-year period with 33% vesting one year from the grant date, 33% vesting two years from the grant date, and the remaining 34% vesting three years from the grant date.
Under the 2014 Plan, upon a Change of Control (as defined in such plan) all outstanding unvested stock options become fully vested and exercisable if not assumed, or substituted with a new award, by the successor to the Company and, if such awards are assumed or substituted by the successor to the Company, they become fully exercisable and vested if the option holder’s employment is terminated (other than a termination for cause) within two years following a Change of Control. If an option holder’s employment is terminated within two years after a Change of Control for any reason other than death, retirement, disability or termination for cause, each outstanding stock option that is vested following such termination will remain exercisable until the earlier of the third anniversary of termination or the expiration of the term of the stock option. In addition, executive officers who are designated for participation under the Change in Control Benefit Plan described below, are eligible for vesting of all outstanding equity awards upon a qualifying termination following a Change in Control.
In February 2018, Dr. Tewksbury was awarded 165,300 RSUs and Mr. Port was awarded 49,167 RSUs. Mr. Turin was awarded 50,474 RSUs and 75,711 stock options in connection with joining the Company in May 2018, which were granted on July 2, 2018.
Change in Control Benefit Plan
On February 19, 2017, we established a Change in Control Benefit Plan to provide for the payment of certain benefits to selected eligible employees and directors of the Company. A Change in Control is defined in the same manner as under the 2014 Plan and includes any one or more of the following events summarized below:

•
any “person” becomes the beneficial owner, directly or indirectly, of 50% or more of the total voting power of the voting securities of the Company then outstanding and entitled to vote generally in the election of directors of the Company;

•	individuals who, as of the beginning of any 24 month period, constitute the Board cease for any reason during such 24 month period to constitute at least a majority of the Board; or

•
consummation of (A) a merger, consolidation or reorganization of the Company, in each case, following such merger, consolidation or reorganization, beneficially own, directly or indirectly, at least 35% of the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors of the entity or entities resulting from such merger, consolidation or reorganization, (B) a complete liquidation or dissolution of the Company, or (C) a sale or other disposition of all or substantially all of the assets of the Company.

The Company entered into Change in Control participation agreements with Dr. Tewksbury on February 19, 2017, with Mr. Port on March 21, 2017 and with Mr. Turin on May 18, 2018 (which terminated upon their departure). The Change in Control participation agreement provides for a lump sum payment equal to one times annual base salary and target bonus, accelerated vesting of stock awards, and continuation of group health plan benefits for 12 months if the participant’s employment is involuntarily terminated within 24 months of a Change in Control.
Section 162(m)
Section 162(m) of the Internal Revenue Code (“IRC Sec. 162(m)”) generally disallows a tax deduction to public corporations for compensation in excess of $1 million paid to a company’s Chief Executive Officer, or to any of the company’s other three most highly compensated executive officers (other than the Chief Financial Officer), for any fiscal year. Generally, for compensation prior to 2018, IRC Sec. 162(m) exempted qualifying performance-based compensation from the deduction limit if certain conditions were met. In determining base salary, benefits, perquisites and other compensation, the Committee considers tax deductibility. However, a more important goal of the Committee is to offer compensation that is competitive within our peer group.
Employment Agreements with Named Executive Officers
We did not have employment agreements with any of our Named Executive Officers.
Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to equity awards outstanding for our Named Executive Officers as of December 31, 2018:

Name	Award Grant Date	Number of Securities Underlying Unvested Restricted Stock Units (#)		Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Un-exercisable (#)		Option Exercise Price ($)	Option Expiration Date

Theodore L. Tewksbury, III	2/27/2017	49,443	(1)	45,323	28,842	(2)	$3.43	2/27/2027
	2/26/2018	165,300	(1)

Jerry Turin	7/2/2018	50,474	(1)		75,711	(2)	$1.81	7/2/2028

Michael H. Port	9/17/2015			5,000		(3)	$15.08	8/15/2019
	4/3/2017			22,525		(3)	$3.17	8/15/2019

(1)
One third vests on the first anniversary of the grant date, another one third vests on the second anniversary of the grant date, and the final one third vests on the third anniversary of the grant date. Dr. Tewksbury’s RSUs vested in full on April 1, 2019 pursuant to his separation agreement. One third of Mr. Turin’s RSUs vested and the remainder of the award terminated on April 1, 2019 pursuant to his separation agreement.

(2)
One third was to vest on the first anniversary of the grant date, and the remainder vests monthly in equal installments over the following 24-month period. The unvested portion of these options terminated on April 1, 2019 and Dr. Tewksbury’s vested options will remain exercisable for one year from the separation date under the separation agreements with each of Dr. Tewksbury and Mr. Turin.

(3)	Under the terms of Mr. Port’s separation agreement, options that were vested on his separation date from the Company remain exercisable for one year from the separation date.

Compensation of Directors

We use a combination of cash and stock-based awards to attract and retain qualified candidates to serve on our Board. In setting director compensation, the Board considers the significant amount of time that directors expend in fulfilling their duties, the skill level required, and the compensation of Board members at comparable companies.

The following table sets forth the annual cash and stock-based compensation for non-employee directors for 2018:

Annual Cash Retainer	$32,500
Restricted Stock Unit Grant	$45,000	(1)
Additional Annual Cash Retainers:
Lead Director	$20,000
Compensation Committee Chair	$14,000
Compensation Committee Member	$5,000
Audit and Finance Committee Chair	$19,000
Audit and Finance Committee Member	$7,000
Nominating and Corporate Governance Committee Chair	$9,000
Nominating and Corporate Governance Committee Member	$4,000

(1)
Restricted stock unit grant on the date of the Company’s annual meeting of stockholders having a value as stated above based on the fair market value of the Common Stock on such date, and vesting on the earlier of (i) the one year anniversary of the grant date or (ii) the date of the Company’s annual meeting of stockholders next following the grant date. On June 20, 2018, each of the non-employee directors received a restricted stock unit grant of 15,000 shares, which will vest on June 20, 2019. In February 2017, the Board adopted a Change in Control Benefit Plan, which provides for full vesting of RSUs held by non-employee directors upon a Change in Control (as defined in such plan).

The Board approved the following annual cash and stock-based compensation going forward for non-employee directors in February 2019:

Annual Cash Retainer	$24,000
Restricted Stock Unit Grant	$30,000	(1)
Additional Annual Cash Retainers:
Lead Director	$0
Compensation Committee Chair	$14,000
Compensation Committee Member	$5,000
Audit and Finance Committee Chair	$19,000
Audit and Finance Committee Member	$7,000
Nominating and Corporate Governance Committee Chair	$9,000
Nominating and Corporate Governance Committee Member	$4,000

(1)
Restricted stock unit grant on the date of the Company’s annual meeting of stockholders having a value as stated above based on the fair market value of the Common Stock on such date, and vesting on the earlier of (i) the one year anniversary of the grant date or (ii) the date of the Company’s annual meeting of stockholders next following the grant date.

The Board, at its discretion, may grant options or other equity awards to newly elected directors and additional grants to other directors.

The following table summarizes the total compensation paid to non-employee directors for the year ended December 31, 2018:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($) (2)	Total ($)

Ronald D. Black (3)	61,500	33,300	—	94,800
William F. Cohen (4)	26,202	—	—	26,202
Glenda M. Dorchak (3)	57,500	33,300	—	90,800
Marc J. Eisenberg (3)	47,891	33,300	—	81,191
Michael R. Ramelot	51,500	33,300	—	84,800
Satish Rishi (3)	18,122	41,191	—	59,313

(1)
Represents RSUs, which were to vest on June 15, 2019 and be settled in Common Stock. The grant date fair value is calculated based on the closing price of the stock on the grant date. Each of Dr. Black, Messrs. Eisenberg, Ramelot, and Rishi and Ms. Dorchak held 15,000 unvested RSUs as of December 31, 2018.

(2)
The number of outstanding options held by each non-employee director as of December 31, 2018 was as follows: Mr. Cohen - 10,000 and Mr. Ramelot - 15,000. With respect to Mr. Cohen, the vested options are exercisable until June 20, 2019.

(3)
Dr. Black and Messrs. Eisenberg and Rishi resigned from the Board effective as of the 10-K filing. Ms. Dorchak resigned from the Board as of February 21, 2019. Their unvested RSUs vested as of their respective resignation dates.

(4)	Mr. Cohen’s term as director ended on June 20, 2018, the date of the 2018 Annual Meeting, as he did not stand for re-election to another term.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Principal Stockholders and Management

The following table sets forth certain information with respect to beneficial ownership of Common Stock as of April 17, 2019, as to (i) each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each of the Company’s current directors and Named Executive Officers listed below, and (iii) all current executive officers and directors of the Company listed below as a group. Unless otherwise specified, the address for each officer and director is 32000 Aurora Road, Suite B, Solon Ohio 44139. Except as otherwise indicated and subject to community property laws where applicable, each person or entity included in the table below has sole voting and investment power with respect to the shares beneficially owned by that person or entity.

	Shares Beneficially Owned
			Percent of Outstanding Common Stock (1)

Name and Address
5% Stockholders
Schedule 13D Parties	2,126,848	(2)	17.2%
1 Bridge Plaza North, #275
Fort Lee, NJ 07024

William F. Cohen	673,622	(3)	5.5%
53 East 34th Street
Pine Brook, NJ 07514

Current Directors and Named Executive Officers
Jennifer Cheng	8,290	(4)	*
Geraldine F. McManus	8,290	(5)	*
Michael H. Port	67,090	(6)	*
Michael R. Ramelot	62,927	(7)	*
Theodore L. Tewksbury III	231,550	(8)	1.9%
Jerry Turin	18,064		*
James Tu	2,126,848	(2)	17.2%

All Current Directors and Executive Officers as a Group	2,206,355	(9)	17.9%
*Less than one percent

(1)
Based on 12,330,528 shares of Common Stock outstanding as of April 17, 2019. In addition, shares of Common Stock issuable pursuant to options that are currently exercisable, or may become exercisable within 60 days of April 17, 2019, or pursuant to RSUs scheduled to vest within 60 days of April 17, 2019, are included in the reported beneficial holdings of the individual owning such options or RSUs. These shares of Common Stock have been treated as outstanding in calculating the percentage ownership of the individual possessing such interest, but not for any other individual.

(2)
The information in the table and this footnote is based on information contained in Amendment 2 to a Schedule 13D filed with the Securities and Exchange Commission (the “SEC”) by Gina Huang, Brilliant Start Enterprise, Inc., Jag International Ltd., Jiangang Luo, Cleantech Global Ltd., James Tu, 5 Elements Global Fund L.P., Yeh-Mei Hui Cheng, Communal International, Ltd., and 5 Elements Energy Efficiency Limited (collectively, the “Schedule 13D Parties”) on April 3, 2019. The Schedule 13D Parties are deemed to be a “group” under Section 13(d)(3) of the Exchange Act of 1934, as amended, and Rule 13d-5 promulgated thereunder, and report shared voting power with each other with respect to the Common Stock shown in the table. The Schedule 13D Parties have the following ownership interests:

Ms. Huang holds sole voting and dispositive power over 417,390 shares of Common Stock held by Brilliant Start Enterprise, Inc., and 600,000 shares of Common Stock held by Jag International Ltd.; Mr. Luo holds sole voting and dispositive power over 519,565 shares of Common Stock held by Cleantech Global Ltd.; Mr. Tu holds sole voting and dispositive power over 300,000 shares of Common Stock held by 5 Elements Global Fund L.P.; and Yeh-Mei Hui Cheng holds shared voting and dispositive power over 287,391 shares of Common Stock held by Communal International, Ltd., and 287,391 shares of Common Stock held by 5 Elements Energy Efficiency Limited. See “Certain Relationships and Related Transactions” below for additional information. In addition, the Company entered into a note purchase agreement on March 29, 2019 with certain of the Schedule 13D Parties, including Fusion Park LLC (of which Mr. Tu is the sole member) and Brilliant Start Enterprises, Inc, for the purchase of an aggregate of $1.08 million in subordinated convertible promissory notes (the “Notes”). The Notes are convertible into Series A convertible preferred stock based on a conversion price of $0.67, once the conversion is approved by stockholders. The Series A convertible preferred stock, once issued, is convertible into Common Stock on a one-for-one basis.

(3)
Based upon a Schedule 13D filed with the SEC by William Cohen and Costar Partners II, LLC on December 19, 2017. Mr. Cohen holds sole voting and dispositive power over 673,622 shares of Common Stock. Such shares include options to purchase 10,000 shares of Common Stock.

(4)	Includes 8,290 RSUs scheduled to vest within 60 days of April 17, 2019.

(5)	Includes 8,290 RSUs scheduled to vest within 60 days of April 17, 2019.

(6)	Mr. Port’s employment with the Company terminated on August 15, 2018 and the information presented is as of such date. Includes 27,525 options currently exercisable until August 15, 2019.

(7)	Includes 15,000 RSUs scheduled to vest within 60 days of April 17, 2019 and 15,000 options currently exercisable.

(8)	Includes 51,503 options currently exercisable until April 1, 2020.

(9)
Includes 31,580 shares of Common Stock issuable pursuant to RSUs scheduled to vest within 60 days of April 17, 2019. Does not include shares beneficially owned by Mr. Port, Dr. Tewksbury, or Mr. Turin.

Securities Authorized for issuance under equity compensation plans

The information relating to securities authorized for issuance under equity compensation plans was included under the caption “Securities authorized for issuance under equity compensation plans” in Item 5 of the Annual Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Transactions
 On November 30, 2018, each of Gina Huang, Brilliant Start Enterprise, Inc., Jag International Ltd., Jiangang Luo, Cleantech Global Ltd., James Tu, 5 Elements Global Fund L.P., Yeh-Mei Hui Cheng, Communal International, Ltd., and 5 Elements Energy Efficiency Limited (the “Schedule 13D Parties”) filed a Schedule 13D with the SEC, indicating that they were deemed to be a “group” under Section 13(d)(3) of the Exchange Act of 1934, as amended, and Rule 13d-5 promulgated thereunder, and report shared voting power with each other. The Schedule 13D was amended on February 26, 2019 and April 3, 2019.
A description of the relationships between certain of the Schedule 13D Parties is set forth below:

•	Gina Huang (“Ms. Huang”), who:

◦	is the Chairperson of Brilliant Start Enterprise, Inc. (“Brilliant Start”) and the sole owner of Jag International, Ltd. (“Jag”);

◦	has voting and dispositive power over the Common Stock beneficially owned by Brilliant Start and Jag;

•	Jiangang Luo (“Mr. Luo”), who is the Managing Partner of Cleantech Global Ltd. (“Cleantech”), and a former member of the Board;

•
James Tu (“Mr. Tu”), who is now the Company’s Chairman, Chief Executive Officer, President and interim Chief Financial Officer and member of the Board and previously served as Chairman, Chief Executive Officer and President of the Company and a member of the Company’s Board from December 18, 2012 until his resignation from such positions on February 19, 2017:

◦	has voting and dispositive power over the Common Stock held by 5 Elements Global Fund L.P. (“Global Fund”);

◦	is a Co-Founder and 50% owner of Communal International, Ltd. (“Communal”), which has 50% ownership interest in Energy Efficiency (defined below);

•	Yeh-Mei Hui Cheng (“Ms. Cheng”), who:

◦	is the general partner and controlling partner of Energy Efficiency (defined below);

◦	owns 50% of Energy Efficiency;

◦	is Co-Founder and 50% owner of Communal, which owns the other 50% of Energy Efficiency; and

◦	is the mother of Jennifer Cheng, a current member of the Board;

•	Communal, which holds 50% ownership interest in Energy Efficiency; and

•	5 Elements Energy Efficiency Limited (“Energy Efficiency”), which is owned 50% by Ms. Cheng and 50% by Communal.
On March 29, 2019, the Company entered into a note purchase agreement with certain investors, including Fusion Park LLC (of which James Tu, is the sole member) and Brilliant Start, for the purchase of an aggregate of $1.7 million in subordinated convertible promissory notes, of which Fusion Park and Brilliant Start purchased $580,000 and $500,000, respectively.

Director Independence

The Board of Directors has determined that each of the following current directors is independent within the meaning of the listing standards of The NASDAQ Capital Market:

Jennifer Cheng
Geraldine F. McManus
Michael R. Ramelot

In this Amendment to our Annual Report, these three directors are referred to individually as an “Independent Director” and collectively as the “Independent Directors.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Accountant Fees and Services

Plante & Moran, PLLC provided audit services to the Company for the fiscal years ending December 31, 2018 and 2017. The following table presents fees for professional services rendered by Plante & Moran, PLLC for those years:

	Year Ended December 31,
	2018	2017
Audit Fees	$327,500	$304,100
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$327,500	$304,100

Audit Fees. “Audit Fees” include the aggregate fees billed for professional services rendered by Plante & Moran, PLLC, including audit services related to quarterly reviews and audits of consolidated financial statements, reviews in connection with SEC filings and related consents, comfort letters related to the public stock offering, and other consultations. For both 2018 and 2017, we were not required to obtain independent public accounting firm certification of our internal control infrastructure as defined by the Sarbanes-Oxley Act. Therefore, no fees related to the audit of Sarbanes-Oxley compliance were incurred.

Pre-Approval Policies and Procedures

It is the Company’s policy that all audit and non-audit services to be performed by the Company’s principal auditors be approved in advance by the Audit and Finance Committee. The Audit and Finance Committee pre-approved all services provided by Plante & Moran, PLLC during 2018.

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

ENERGY FOCUS, INC.
By:	/s/ James Tu
James Tu
Chairman, Chief Executive Officer and President and Interim Chief Financial Officer Date: April 30, 2019

EXHIBIT INDEX

Exhibit Number	Description of Documents

31.1	Rule 13a-14(a) Certification by Chief Executive Officer and Chief Financial Officer (filed with this Report).