Form 10-Q
period 2019-03-31
ENERGY FOCUS, INC/DE
filed 2019-07-22
CIK 924168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

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

None
(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	EFOI	NASDAQ

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of July 19, 2019 was 12,370,030.

PART I - FINANCIAL INFORMATION

Forward-looking statements

Unless the context otherwise requires, all references to “Energy Focus,” “we,” “us,” “our,” “our company” or “the Company” refer to Energy Focus, Inc., a Delaware corporation, and its subsidiary, and their respective predecessor entities for the applicable periods, considered as a single enterprise.

This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “feels,” “seeks,” “forecasts,” “projects,” “intends,” “plans,” “may,” “will,” “should,” “could” or “would” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Quarterly Report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies, capital expenditures and the industry in which we operate.

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

We believe that important factors that could cause our actual results to differ materially from forward-looking statements include, but are not limited to, the risks and uncertainties outlined under “Risk Factors” under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 and other matters described in this Quarterly Report generally. Some of these factors include:

•	our need for additional financing in the near term to continue our operations;

•	our ability to continue as a going concern for a reasonable period of time;

•	our ability to implement plans to increase sales and control expenses;

•	our reliance on a limited number of customers for a significant portion of our revenue, and our ability to maintain or grow such sales levels;

•	our ability to increase demand in our targeted markets and to manage sales cycles that are difficult to predict and may span several quarters;

•	the timing of large customer orders, significant expenses and fluctuations between demand and capacity as we invest in growth opportunities;

•	our ability to compete effectively against companies with lower cost structures or greater resources, or more rapid development efforts, and new competitors in our target markets;

•	our ability to successfully scale our network of sales representatives, agents, and distributors to match the sales reach of larger, established competitors;

•	market acceptance of LED lighting technology;

•	our ability to remediate our material weakness, maintain effective internal controls and otherwise comply with our obligations as a public company and under Nasdaq listing standards;

•	our ability to attract and retain qualified personnel, and to do so in a timely manner;

•	the impact of any type of legal inquiry, claim, or dispute;

•	general economic conditions in the United States and in other markets in which we operate or secure products;

•
our dependence on military customers and on the levels of government funding available to such customers, as well as the funding resources of our other customers in the public sector and commercial markets;

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

•
our compliance with government contracting laws and regulations, through both direct and indirect sale channels, as well as other laws, such as those relating to the environment and health and safety; and

•
risks inherent in international markets, such as economic and political uncertainty, changing regulatory and tax requirements and currency fluctuations, including tariffs and other potential barriers to international trade.

In light of the foregoing, we caution you not to place undue reliance on our forward-looking statements. Any forward-looking statement that we make in this Quarterly Report speaks only as of the date of such statement, and we undertake no obligation to update any forward-looking statement or to publicly announce the results of any revision to any of those statements to reflect future events or developments, except as required by law. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless specifically expressed as such, and should only be viewed as historical data.

Energy Focus® is our registered trademark. We may also refer to trademarks of other corporations and organizations in this document.

ITEM 1. FINANCIAL STATEMENTS
ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$3,861	$6,335
Trade accounts receivable, less allowances of $59 and $33, respectively	2,386	2,201
Inventories, net	8,251	8,058
Prepaid and other current assets	573	1,094
Total current assets	15,071	17,688

Property and equipment, net	510	610
Operating lease, right-of-use asset	1,682	—
Restructured lease, right-of-use asset	563	—
Other assets	213	194
Total assets	$18,039	$18,492

LIABILITIES
Current liabilities:
Accounts payable	$2,255	$3,606
Accrued liabilities	25	73
Accrued legal and professional fees	117	160
Accrued payroll and related benefits	346	435
Accrued sales commissions	115	115
Accrued severance	215	188
Accrued restructuring	36	156
Accrued warranty reserve	352	258
Deferred revenue	13	30
Operating lease liabilities	521	—
Restructured lease liabilities	400	—
Finance lease liabilities	3	—
Credit line borrowings	1,757	2,219
Convertible notes	1,660	—
Total current liabilities	7,815	7,240

Other liabilities	30	200
Operating lease liabilities	1,346	—
Restructured lease liabilities	410	—
Finance lease liabilities	5	—
Total liabilities	9,606	7,440

STOCKHOLDERS' EQUITY
Preferred stock, par value $0.0001 per share:
Authorized: 2,000,000 shares in 2019 and 2018
Issued and outstanding: no shares in 2019 and 2018	—	—
Common stock, par value $0.0001 per share:
Authorized: 30,000,000 shares in 2019 and 2018
Issued and outstanding: 12,191,120 at March 31, 2019 and 12,090,695 at December 31, 2018	1	1
Additional paid-in capital	128,799	128,367
Accumulated other comprehensive loss	(1)	(1)
Accumulated deficit	(120,366)	(117,315)
Total stockholders' equity	8,433	11,052
Total liabilities and stockholders' equity	$18,039	$18,492
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2019	2018
Net sales	$3,177	$4,659
Cost of sales	3,079	3,843
Gross profit	98	816

Operating expenses:
Product development	526	629
Selling, general, and administrative	2,241	2,647
Restructuring	134	(50)
Total operating expenses	2,901	3,226
Loss from operations	(2,803)	(2,410)

Other expenses (income):
Interest expense	43	1
Other expenses (income)	19	(21)

Loss from operations before income taxes	(2,865)	(2,390)
Provision for income taxes	—	—
Net loss	$(2,865)	$(2,390)

Net loss per share - basic and diluted	$(0.24)	$(0.20)

Weighted average shares used in computing net loss per share:
Basic and diluted	12,126	11,900

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three months ended March 31,
	2019	2018
Net loss	$(2,865)	$(2,390)

Other comprehensive income:
Foreign currency translation adjustments	—	1
Comprehensive loss	$(2,865)	$(2,389)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount

Balance at December 31, 2017	11,869	$1	$127,493	$2	$(108,204)	$19,292

Issuance of common stock under employee stock option and stock purchase plans	74					—
Common stock withheld in lieu of income tax withholding on vesting of restricted stock units	(12)		(32)			(32)
Stock-based compensation			195			195
Foreign currency translation adjustment				1		1
Net loss for the three months ended March 31, 2018					(2,390)	(2,390)
Balance at March 31, 2018	11,931	$1	$127,656	$3	$(110,594)	$17,066

Balance at December 31, 2018	12,091	$1	$128,367	$(1)	$(117,315)	$11,052

Adjustment to beginning retained earnings upon adoption of Topic 842					(186)	(186)
Issuance of common stock under employee stock option and stock purchase plans	150		—			—
Common stock withheld in lieu of income tax withholding on vesting of restricted stock units	(50)		(111)			(111)
Stock-based compensation			543			543
Net loss for the three months ended March 31, 2019					(2,865)	(2,865)

Balance at March 31, 2019	12,191	$1	$128,799	$(1)	$(120,366)	$8,433

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(2,865)	$(2,390)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	105	151
Stock-based compensation	543	195
Provision for doubtful accounts receivable	26	(22)
Provision for slow-moving and obsolete inventories and valuation reserves	(836)	(487)
Provision for warranties	101	7
Amortization of loan origination fees	20	—
Gain on dispositions of property and equipment	(1)	(19)
Changes in operating assets and liabilities:
Accounts receivable	(210)	66
Inventories	643	597
Prepaid and other assets	459	(274)
Accounts payable	(1,329)	1,398
Accrued and other liabilities	(195)	13
Deferred revenue	(17)	22
Total adjustments	(691)	1,647
Net cash used in operating activities	(3,556)	(743)

Cash flows from investing activities:
Acquisitions of property and equipment	(5)	(57)
Proceeds from the sale of property and equipment	1	244
Net cash (used in) provided by investing activities	(4)	187

Cash flows from financing activities:
Common stock withheld to satisfy income tax withholding on vesting of restricted stock units	(111)	(32)
Principal payments under finance lease obligations	(1)	—
Proceeds from convertible notes	1,660	—
Net repayments on credit line borrowings	(462)	—
Net cash provided by (used in) financing activities	1,086	(32)

Effect of exchange rate changes on cash	—	(1)

Net decrease in cash and cash equivalents	(2,474)	(589)
Cash and cash equivalents, beginning of period	6,335	10,761
Cash and cash equivalents, end of period	$3,861	$10,172

Classification of cash and cash equivalents:
Cash and cash equivalents	$3,519	$9,830
Restricted cash held	$342	$342
Cash and cash equivalents, end of period	$3,861	$10,172
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

NOTE 1. NATURE OF OPERATIONS

Energy Focus, Inc. and its subsidiary engage in the design, development, manufacturing, marketing and sale of energy-efficient lighting systems. We develop, market and sell high quality energy-efficient light-emitting diode (“LED”) lighting products in the commercial and military markets. Our mission is to enable our customers to run their facilities with greater energy efficiency, productivity, and wellness through advanced LED retrofit solutions. Our goal is to be the retrofit technology and market leader for the most demanding applications where performance, quality and health really matter. We specialize in LED lighting retrofit by replacing fluorescent lamps in institutional buildings and high-intensity discharge (“HID”) lighting in low-bay and high-bay applications with our innovative, high-quality commercial and military tubular LED (“TLED”) and other LED products.

Product development is a key focus for us. Our product development team is dedicated to developing and designing leading-edge technology LED lighting products.

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary Energy Focus LED Solutions, LLC, which is not active. Unless indicated otherwise, the information in the accompanying financial statements and notes to the unaudited condensed consolidated financial statements relates to our continuing operations.

We have prepared the accompanying financial data for the three months ended March 31, 2019 and 2018 pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The accompanying financial data and information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Annual Report”). The Condensed Consolidated Balance Sheet as of December 31, 2018 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

In the opinion of management, the accompanying financial statements contain all normal and recurring adjustments necessary to present fairly our Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018, Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2019 and 2018, Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2019 and 2018, and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018.

Other than the adoption of the new lease accounting standard, there have been no other material changes to our significant accounting policies, as compared to those described in our 2018 Annual Report.

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

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

taxes; the cost and offsetting income related to subleased property; and stock-based compensation. In addition, estimates and assumptions associated with the determination of the fair value of financial instruments and evaluation of long-lived assets for impairment requires considerable judgment. Actual results could differ from those estimates and such differences could be material.

Reclassifications

Certain amounts related to warranty accruals and settlements were reclassified to conform to current period reporting presentation with no impact on financial position, loss from operations or cash used in operations.

Certain risks and concentrations

We have certain customers whose net sales individually represented 10 percent or more of our total net sales, or whose net trade accounts receivable balance individually represented 10 percent or more of our total net trade accounts receivable, as follows:

For the three months ended March 31, 2019, sales to our primary distributor for the U.S. Navy, a shipbuilder for the U.S. Navy, and a regional commercial lighting retrofit company located in Texas accounted for approximately 22 percent, 10 percent, and 30 percent of net sales, respectively. When sales to our primary distributor for the U.S. Navy are combined with sales to a shipbuilder for the U.S. Navy, total sales of products for the U.S. Navy comprised approximately 32 percent of net sales for the same period. For the three months ended March 31, 2018, sales to our primary distributor for the U.S. Navy accounted for approximately 46 percent of net sales for the period. When combined with sales to a shipbuilder for the U.S. Navy, sales of products for the U.S. Navy comprised approximately 50 percent of net sales for the same period. Additionally, a regional commercial lighting retrofit company located in California accounted for approximately 10 percent of net sales for the three months ended March 31, 2018.

A regional commercial lighting retrofit company located in Texas, our primary distributor for the U.S. Navy, and a primary shipbuilder for the U.S. Navy, accounted for approximately 34 percent, 19 percent, and 14 percent of net trade accounts receivable, respectively, at March 31, 2019. At December 31, 2018, our primary distributor for the U.S. Navy accounted for approximately 40 percent of net trade accounts receivable.

Recent accounting pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB) issued Accounting Standards Update (“ASU”) No. 2018-15, Intangibles--Goodwill and Other--Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs in a cloud computing service contract with the requirements for capitalizing implementation costs incurred for an internal-use software license. This standard will be effective for interim and annual periods beginning after December 15, 2019. We do not expect the adoption of this guidance to have a significant impact on our financial position, results of operations or cash flows.

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

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Adoption of recent accounting pronouncement

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes the current lease accounting requirements. Additionally, in July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which simplifies adoption of Topic 842 by allowing an additional transition method that will not require restatement of prior periods and providing a new practical expedient for lessors to avoid separating lease and non-lease components within a contract if certain criteria are met (provisions of which must be elected upon adoption of Topic 842). The new standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months. It also requires lessees to disclose certain key information about lease transactions. Upon implementation, an entity’s lease payment obligations will be recognized at their estimated present value along with a corresponding right-of-use asset. Lease expense recognition will be generally consistent with current practice.

The Company adopted this guidance as of January 1, 2019 using the required modified retrospective method with the non-comparative transition option. The Company applied the transitional package of practical expedients allowed by the standard to not reassess the identification, classification and initial direct costs of leases commencing before this ASU’s effective date. The Company also applied the lease term and impairment hindsight transitional practical expedients. The Company has chosen to apply the following accounting policy practical expedients: to not separate lease and non-lease components to new leases as well as existing leases through transition; and the election to not apply recognition requirements of the guidance to short-term leases.

The results for reporting periods beginning after January 1, 2019 are presented under Topic 842, while prior period amounts are not adjusted and continue to be reported in accordance with legacy generally accepted accounting principles.

On adoption, we recognized additional operating lease liabilities of approximately $2.9 million, with corresponding right-of-use assets based on the present value of the remaining minimum rental payments under prior leasing standards for our existing operating leases. The operating lease right-of-use assets recorded upon adoption were offset by the carrying value of liabilities previously recorded under Topic 420 and impairment charges totaling $273 thousand and $186 thousand, respectively.
Refer to Note 6, “Leases” below for additional disclosures relating to the Company’s leasing arrangements.

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

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

The following table provides a disaggregation of product net sales for the periods presented (in thousands):

	Three months ended March 31,
	2019	2018
Net sales:
Commercial	1,983	2,205
Military	1,194	2,454
Total net sales	$3,177	$4,659

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

Geographic information

Approximately 97 percent of our long-lived fixed assets are located in the United States, with the remainder located in our product development center in Taiwan. Net sales attributable to customers outside the United States accounted for less than one percent and approximately one percent of our net sales for the three months ended March 31, 2019 and 2018, respectively. The geographic location of our net sales is derived from the destination to which we ship the product.

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

As a result of the net loss we incurred for the three months ended March 31, 2019 and 2018, approximately 28 thousand and 90 thousand potentially dilutive equity awards, respectively, were excluded from the net loss per share calculation, as their inclusion would have been anti-dilutive. Therefore, for the three months ended March 31, 2019 and 2018, the basic weighted average shares outstanding were used in calculating diluted loss per share.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

The following is a reconciliation of the numerator and denominator of the basic and diluted net loss per share computations for the periods presented below (in thousands):

	Three months ended March 31,
	2019	2018
Numerator:
Net loss	$(2,865)	$(2,390)

Denominator:
Basic weighted average common shares outstanding	12,126	11,900
Potential common shares from equity awards and warrants	—	—
Diluted weighted average shares	12,126	11,900

Product warranties

Through March 31, 2016, we warranted finished goods against defects in material and workmanship under normal use and service for periods generally between one and five years. Beginning April 1, 2016, we warrant our commercial LED tubes, globes, and troffer luminaires for a period of ten years. Warranty settlement costs consist of actual amounts expensed for warranty, which are largely a result of the cost of replacement products provided to our customers. A liability for the estimated future costs under product warranties is maintained for products outstanding under warranty based on the actual claims incurred to date and the estimated nature, frequency, and costs of future claims. These estimates are inherently uncertain and changes to our historical or projected experience may cause material changes to our warranty reserves in the future. We continuously review the assumptions related to the adequacy of our warranty reserve, including product failure rates, and make adjustments to the existing warranty liability when there are changes to these estimates or the underlying replacement product costs, or the warranty period expires. Extending the warranty did not have a material impact on our condensed consolidated financial statements in 2018 or for the three months ended March 31, 2019. The following table summarizes warranty activity for the periods presented (in thousands):

	Three months ended March 31,
	2019	2018
Balance at beginning of period	$258	$174
Warranty accruals for current period sales	12	8
Adjustments to existing warranties	89	(1)
In kind settlements made during the period	(7)	(40)
Accrued warranty reserve	$352	$141

NOTE 3. RESTRUCTURING

During the first quarter 2019, we implemented phased actions to reduce costs in order to minimize cash usage while continuing to pursue strategic alternatives. The actions taken were limited to an initial phase while the options under strategic review were considered and evaluated, including the issuance of subordinated convertible notes as discussed in Note 7, “Debt.”

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Our initial actions included the elimination of three positions, restructuring of the sales organization and incentive plan, flattening of the senior management team, additional operational streamlining, management compensation reductions, and outsourcing of certain functions including warehousing and marketing. In connection with these actions, we recorded severance and related benefits charges of $0.1 million during the three months ended March 31, 2019. Following the executive transition that occurred on April 1, 2019, we expect to incur additional restructuring charges totaling approximately $0.1 million during the second quarter of 2019. These additional restructuring charges primarily relate to severance and related benefits charges as a result of eliminating nine positions, as well as costs associated with closing our offices in San Jose, California and Taipei, Taiwan.

For the three months ended March 31, 2018, we recorded restructuring credits totaling approximately $50 thousand, primarily related to the revision of our initial estimates of the cost and offsetting sublease income for the remaining lease obligation for the former New York office. For additional information regarding the restructuring actions taken as part of the 2017 restructuring plan, please refer to Note 3, “Restructuring,” included under Item 8 of our 2018 Annual Report.

Our restructuring liabilities consist of estimated ongoing costs related to long-term operating lease obligations. The recorded value of the ongoing lease obligations is based on the remaining lease term and payment amount, discounted to present value. Changes in subsequent periods resulting from a revision to either the timing or the amount of estimated cash flows over the future period are measured using the credit adjusted, risk free rate that was used to measure the restructuring liabilities initially. Please also refer to Note 6, “Leases” as certain amounts formerly included below in the restructuring reserve as of December 31, 2018, have been reclassified on the balance sheet to be shown netted against the restructured lease, right-of-use asset in accordance with Topic 842.

The following is a reconciliation of the beginning and ending balances of our restructuring liability as it relates to the 2017 restructuring plan (in thousands):

Facilities
Balance at December 31, 2018	$350
Accretion of lease obligations	(11)
Reclassification upon adoption of Topic 842	(273)
Balance at March 31, 2019	$66

At March 31, 2019, we had $3.9 million in cash and cash equivalents and total debt of $3.4 million, including $1.7 million outstanding on the revolving credit facility we entered into on December 11, 2018 and $1.7 million in subordinated convertible notes we entered into on March 29, 2019. Please refer to Note 7, “Debt” for more information on the additional financing we received on March 29, 2019 to fund our near-term operations.

As a result of the restructuring actions and initiatives described above, we have reduced our operating expenses to be more commensurate with our sales volumes, however, we continue to incur losses and have a substantial accumulated deficit, and substantial doubt about our ability to continue as a going concern continues to exist at March 31, 2019.

Since the executive transition on April 1, 2019, we have continued to evaluate and assess strategic options as we seek to achieve a profitable business model and maximize value for our stockholders. Our plans to achieve profitability include continuing to develop new technologies into sustainable product lines that allow us to effectively compete to expand our customer base, execute our marketing and sales plans, and continue to improve our supply chain and organizational structure. The restructuring and cost cutting initiatives implemented during 2017 and 2019 were designed to allow us to effectively execute this strategy; however, our efforts may not occur as quickly as we envision or be successful, due to the long sales cycle in our industry, the corresponding time required to ramp up sales from new products into this sales cycle, the timing of introductions of additional new products, significant competition, and potential volatility given our customer concentration, among other factors. As a result, we will continue to review and pursue selected external funding sources to ensure adequate financial resources to execute across the timelines required to achieve these objectives including, but not limited to, the following:

•obtaining financing from traditional or non-traditional investment capital organizations or individuals; and

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

•obtaining funding from the sale of our common stock or other equity or debt instruments.

There can be no assurance that we will obtain funding on acceptable terms, in a timely fashion, or at all. Obtaining additional funding contains risks, including:

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

If we fail to obtain the required additional financing to sustain our business before we are able to produce levels of revenue to meet our financial needs, we will need to delay, scale back or eliminate our business plan and further reduce our operating costs and headcount, each of which would have a material adverse effect on our business, future prospects, and financial condition. A lack of additional funding could also result in our inability to continue as a going concern and force us to sell certain assets or discontinue or curtail our operations and, as a result, investors in the Company could lose their entire investment.

Considering both quantitative and qualitative information, we continue to believe that the combination of our plans to obtain additional financing, restructuring actions noted above, current financial position, liquid resources, obligations due or anticipated within the next year, executive reorganization, and implementation of our product development and sales strategy, if adequately executed, will provide us with an ability to finance our operations through 2019 and will mitigate the substantial doubt about our ability to continue as a going concern.

On May 15, 2019, we received a letter from Nasdaq advising us that for 30 consecutive trading days preceding the date of the letter, the bid price of our common stock had closed below the $1.00 per share minimum required for continued listing on the The Nasdaq Capital Market pursuant to listing rules, and therefore we could be subject to delisting if we did not regain compliance within the compliance period (or the compliance period as may be extended). We continue to monitor and evaluate our options to cure this deficiency within the compliance period.

NOTE 4. INVENTORIES

Inventories are stated at the lower of standard cost (which approximates actual cost determined using the first-in, first-out cost method) or net realizable value, and consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Raw materials	$4,019	$4,041
Finished goods	7,608	8,229
Reserves for excess, obsolete, and slow moving inventories and valuation reserves - Raw Materials	(901)	(1,261)
Reserves for excess, obsolete, and slow moving inventories and valuation reserves - Finished Goods	(2,475)	(2,951)
Inventories, net	$8,251	$8,058

NOTE 5. PROPERTY AND EQUIPMENT AND ASSETS HELD FOR SALE

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets and consist of the following (in thousands):

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

	March 31, 2019	December 31, 2018
Equipment (useful life 3 to 15 years)	$1,491	$1,511
Tooling (useful life 2 to 5 years)	371	371
Vehicles (useful life 5 years)	47	47
Furniture and fixtures (useful life 5 years)	137	137
Computer software (useful life 3 years)	1,043	1,043
Leasehold improvements (the shorter of useful life or lease life)	211	211
Finance lease right-of-use asset	13	—
Projects in progress	61	55
Property and equipment at cost	3,374	3,375
Less: accumulated depreciation	(2,864)	(2,765)
Property and equipment, net	$510	$610

Depreciation expense was $0.1 million and $0.2 million the three months ended March 31, 2019 and 2018, respectively.

During the first quarter of 2018, we completed the sale of the equipment that we previously classified as held for sale. We received net proceeds from the sale of $0.2 million and recognized a gain on the sale of approximately $18 thousand for the three months ended March 31, 2018. The gain on the sale is classified on our Condensed Consolidated Statements of Operations under the caption, “Other (income) expense.”

NOTE 6. LEASES

The Company leases certain equipment, manufacturing, warehouse and office space under non-cancellable operating leases expiring through 2024 under which it is responsible for related maintenance, taxes and insurance. The Company has one finance lease containing a bargain purchase option upon expiration of lease in 2022. The lease term consists of the non-cancellable period of the lease, periods covered by options to extend the lease if the Company is reasonably certain to exercise the option, and periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise the option. The present value of the remaining lease obligation for these leases was calculated using an incremental borrowing rate (“IBR”) of 7.25%, which was the Company’s borrowing rate on the revolving credit agreement signed on December 11, 2018. The weighted average remaining lease term for operating, restructuring and finance leases is three years, two years, and three years, respectively.
The Company has two restructured leases with sub-lease components for the New York, New York and Arlington, Virginia offices that were closed in 2017. The New York, New York lease expires in 2021 and the Arlington, Virginia lease expires in 2019. At the “cease use” date in 2017, the Company recorded the present value of the future minimum payments under the leases and costs that continue to be incurred with no economic benefit to the Company in accordance with Topic 420, Exit and Disposal Costs. The Company entered into sub-leases for both offices and included the estimated sub-lease payments as an offset to the remaining lease obligations, as required by Topic 420. In adopting Topic 842, the carrying value of the aforementioned net liabilities has been reclassified as a reduction of the restructured lease, right-of-use asset, which totaled $273 thousand as of January 1, 2019.
The restructured leases and sub-leases were not scoped out of the requirements of Topic 842 and were evaluated for impairment in accordance with the asset impairment provisions of Topic 360. The Company concluded its net right-of-use assets were not impaired. The Company continues to carry certain immaterial operating expenses associated with these leases as restructuring liabilities and will continue to accrete those liabilities in accordance with Topic 420, as has been done since the cease use date in 2017.
Due to the continued net losses, going concern, and 2019 restructuring actions discussed in Note 3, “Restructuring,” the Company also evaluated its Solon, Ohio operating lease right-of-use asset for potential impairment under Topic 360. As a result

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

of this evaluation, the Company determined that the operating lease right-of-use asset for the Solon, Ohio operating lease was impaired upon the adoption of Topic 842. Therefore, the Company recorded an impairment of this right-of-use asset of approximately $0.2 million, with a corresponding offset to accumulated deficit as of January 1, 2019.
Components of the operating, restructured and finance lease costs for the first quarter of 2019 were as follows (in thousands):

Three months ended March 31,
2019

Operating lease cost
Sublease income	$(25)
Lease cost	147
Operating lease cost, net	122

Restructured lease cost
Sublease income	(112)
Lease cost	109
Restructured lease cost, net	(3)

Finance lease cost
Interest on lease liabilities	1
Finance lease cost, net	1

Total lease cost	$120

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Supplemental balance sheet information related to the Company’s operating and finance leases as of March 31, 2019 are as follows (in thousands):

March 31,
2019

Operating Leases
Operating lease right-of-use assets	$1,682
Restructured lease right-of-use assets	563
Operating lease right-of-use assets, total	2,245

Operating lease liabilities	1,867
Restructured lease liabilities	810
Operating lease liabilities, total	2,677

Finance Leases
Property and equipment	13
Allowances for depreciation	(4)
Finance lease assets, net	9

Finance lease liabilities	8
Total finance lease liabilities	$8
Future minimum lease payments required under operating, restructured and finance leases for each of the 12-month rolling periods below in effect at March 31, 2019 are as follows:

	Operating Leases	Restructured Leases	Restructured Leases Sublease Payments	Finance Lease
April 2019 to March 2020	$636	$441	$(359)	3
April 2020 to March 2021	636	342	(273)	3
April 2021 to March 2022	633	86	(68)	3
April 2022 to March 2023	170	—	—	—
April 2023 to March 2024	17	—	—	—
Total future undiscounted lease payments	2,092	869	(700)	9
Less imputed interest	(225)	(59)	47	(1)
Total lease obligations	$1,867	$810	$(653)	$8

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Supplemental cash flow information related to leases for the first quarter of 2019 was as follows (in thousands):

Three months ended March 31,
2019
Supplemental cash flow information
Cash paid, net, for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$122
Operating cash flows from restructured leases	$(3)
Financing cash flows from finance leases	$1
NOTE 7. DEBT

Credit facility

As of March 31, 2019, borrowings under our revolving line of credit (“Credit Facility”) with Austin Financial Services were $1.7 million and are recorded in the Consolidated Balance Sheets as a current liability under the caption, “Credit line borrowings.” Unamortized debt issuance costs related to the Credit Facility were $0.1 million at March 31, 2019. These costs are recorded as current and long-term assets on the Consolidated Balance Sheets and have not been netted against the liability due to immateriality. The borrowing rate as of March 31, 2019 was 7.50%. At March 31, 2019, we had $0.6 million available for us to borrow under the Credit Facility. Additional information regarding our Credit Facility is included in Note 9, “Debt” to our Annual Report on Form 10-K for the year ended December 31, 2018 which was filed with the SEC on April 1, 2019.

Debt

On March 29, 2019, the Company entered into a Note Purchase Agreement with Fusion Park LLC, F&S Electronic Technology (HK) Co., Ltd, Brilliant Start Enterprise Inc., Vittorio Viarengo and Amaury Furmin (collectively the “Investors”) for the purchase of an aggregate $1.7 million in subordinated convertible promissory notes (the “Notes”). The Notes, which were issued to the Investors on March 29, 2019 and amended on May 29, 2019, have a maturity date of December 31, 2021 and bear interest at a rate of 5 percent per annum until June 30, 2019, and at a rate of 10 percent thereafter. The outstanding principal amount of each Note, together with accrued interest (such principal and interest, the “Aggregate Outstanding Amount”), is convertible into shares of Series A Preferred Stock at a “Conversion Rate” determined by the arithmetic average of the volume-weighted average closing price of the Common Stock measured over a specified ten-trading-day period that ended on April 16, 2019, which equaled $0.67 per share. To calculate the number of shares of Series A Preferred Stock into which each Note may convert, the Aggregate Outstanding Amount of such Note will be divided by the Conversion Rate.
The Notes will automatically convert into shares of Series A Preferred Stock at the conversion rate on the first business day following the date that the Company’s stockholders approve the transactions contemplated by the Notes, including (a) the issuance of shares of Common Stock upon conversion of the shares of Series A Preferred Stock in excess of the number of shares of Common Stock permitted by NASDAQ Marketplace Rules, and (b) the increase in the number of authorized and available shares of Series A Preferred Stock pursuant to the Company’s Certificate of Incorporation, as amended.
The Company has accounted for this equity-linked hybrid instrument in accordance with applicable U.S. GAAP and, per analysis of the terms of the agreement, has determined it to be a debt-related instrument that does not require the equity-linked component to be bifurcated. The Company has recorded the Notes as short-term debt at cost in the amount of $1.7 million, as we expect the Notes to convert in less than 12 months. The issuance costs will be deferred and amortized until such time as the Notes convert. Unamortized debt issuance costs were $28 thousand at March 31, 2019. These costs are recorded as current and long-term assets on the Consolidated Balance Sheets and have not been netted against the liability due to immateriality.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

NOTE 8. INCOME TAXES

As a result of the operating loss incurred during each of the three months ended March 31, 2019 and 2018, and after the application of the annual limitation set forth under Section 382 of the Internal Revenue Code (“IRC”), it was not necessary to record a provision for U.S. federal income tax or various states income taxes.

At March 31, 2019 and December 31, 2018, we had a full valuation allowance recorded against our deferred tax assets. The valuation allowance was recorded due to uncertainties related to our ability to realize the deferred tax assets, primarily consisting of certain net operating loss carry-forwards. The valuation allowance is based on management’s estimates of taxable income by jurisdiction and the periods over which the deferred tax assets will be recoverable.

At December 31, 2018, we had a net operating loss carry-forward of approximately $100.5 million for U.S. federal, state, and local income tax purposes. However, due to changes in our capital structure, approximately $46.0 million of the net operating loss carry-forward is available to offset future taxable income, and after the application of the limitations found under Section 382 of the IRC, we expect to have approximately $46.0 million of this amount available for use in 2019. If not used, these carry-forwards will begin to expire in 2021 for federal and have begun to expire for state and local purposes. For a full discussion of the estimated restrictions on our utilization of net operating loss carry-forwards, please refer to Note 12, “Income Taxes,” included under Item 8 of our 2018 Annual Report.

NOTE 9. STOCKHOLDERS’ EQUITY

Stock-based compensation

Stock-based compensation expense is attributable to stock options and restricted stock unit awards. For all stock-based awards, we recognize expense using a straight-line amortization method.

The following table summarizes stock-based compensation expense and the impact it had on operations for the periods presented (in thousands):

	Three months ended March 31,
	2019	2018
Cost of sales	$7	$9
Product development	28	25
Selling, general, and administrative	508	161
Total stock-based compensation	$543	$195

Total unearned stock-based compensation was $0.4 million at March 31, 2019, compared to $1.3 million at March 31, 2018. These costs will be charged to expense and amortized on a straight-line basis in future periods. The weighted average period over which the unearned compensation at March 31, 2019 is expected to be recognized is approximately 1.4 years.

Pursuant to agreements dated March 29, 2019, and effective April 1, 2019, Theodore L. Tewksbury III resigned as Chairman of the Board, Chief Executive Officer and President, and Jerry Turin resigned as Chief Financial Officer and Secretary. In accordance with their separation agreements Jerry Turin’s outstanding restricted stock units vested immediately and one-third of Theodore Tewksbury’s outstanding restricted stock units vested immediately. All stock options were cancelled. As such, the impact of the accelerated vesting and cancellation of the stock options is reflected in the tables below.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Stock options

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. Estimates utilized in the calculation include the expected life of the option, risk-free interest rate, and expected volatility, and are further comparatively detailed as follows:

	Three months ended March 31,
	2019	2018
Fair value of options issued	$—	$1.74
Exercise price	$—	$2.46
Expected life of options (in years)		5.8
Risk-free interest rate	—%	2.3%
Expected volatility	—%	84.3%
Dividend yield	0.0%	0.0%

A summary of option activity under all plans for the three months ended March 31, 2019 is presented as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)
Balance at December 31, 2018	292,871	$3.78
Granted	—	—
Exercised	—	—
Canceled/forfeited	(119,896)	2.23
Expired	—	—
Balance at March 31, 2019	172,975	$4.86	5.7

Vested and expected to vest at March 31, 2019	172,462	$4.86	5.7

Exercisable at March 31, 2019	166,527	$4.92	5.6

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Restricted stock units

A summary of restricted stock unit activity under all plans for the three months ended March 31, 2019 is presented as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in years)
Balance at December 31, 2018	546,858	$2.54
Granted	16,580	1.16
Released	(340,185)	2.61
Canceled/forfeited	(125,716)	2.26
Balance at March 31, 2019	97,537	$2.36	1.1

NOTE 10. COMMITMENTS AND CONTINGENCIES

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

As of March 31, 2019, we had approximately $2.5 million in outstanding purchase commitments for inventory. Of this amount, approximately $1.9 million is expected to ship in the second quarter of 2019 with the balance expected to ship in the third and fourth quarters of 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes thereto, included under Item 1 of this Quarterly Report, as well as the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included under Item 7 of our 2018 Annual Report.

Overview

Energy Focus, Inc. and its subsidiary engage in the design, development, manufacturing, marketing, and sale of energy-efficient lighting systems. We develop, market and sell high quality energy-efficient light-emitting diode (“LED”) lighting products in the commercial and military markets. Our mission is to enable our customers to run their facilities with greater energy efficiency, productivity, and wellness through advanced LED retrofit solutions. Our goal is to be the retrofit technology and market leader for the most demanding applications where performance, quality, and health really matter. We specialize in LED lighting retrofit by replacing fluorescent lamps in general purpose and high-intensity discharge (“HID”) lighting in low-bay and high-bay applications with our innovative, high-quality commercial and military tubular LED (“TLED”) and other LED products.

Net sales decreased 31.8 percent for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, driven by a 51.3 percent decrease in military sales period over period. Net sales for the three months ended March 31, 2018 reflect the timing and fulfillment of U.S. Navy awards during the fourth quarter of 2017 and the first quarter of 2018. Net sales of our commercial products decreased by 10.1 percent for the three months ended March 31, 2019 as compared to the same prior year period. The sale cycles for the military market is dependent on many factors, including the availability of government funding, the timing and fulfillment of U.S. Navy awards, new ship construction and the timing of vessel maintenance schedules. The sale cycles for our commercial target markets can range from several months to over one year and our financial results reflect volatility from the continued fluctuations in the timing, pace, and size of commercial projects for a major healthcare customer.

At March 31, 2019, we had $3.9 million in cash and cash equivalents and a total of $3.4 million in debt, including approximately $1.7 million in funding from the issuance of subordinated convertible notes. During the first and second quarters of 2019, we took additional actions to reduce our operating expenses to be more commensurate with our sales volumes. These actions resulted in additional restructuring charges of $0.1 million in the first quarter of 2019 for severance and related benefits charges in connection with the elimination of three positions. In the second quarter of 2019, we further reduced headcount by nine positions and closed our offices in San Jose, California and Taipei, Taiwan. We expect to incur additional charges of $0.1 million, primarily related to severance and related benefits in connections with these actions. However, we continue to incur losses and have a substantial accumulated deficit, raising substantial doubt about our ability to continue as a going concern at March 31, 2019.

Since the executive transition on April 1, 2019, we have continued to evaluate and assess strategic options as we seek to achieve a profitable business model and maximize value for our stockholders. Our plans to achieve profitably also include continuing to develop new technologies into sustainable product lines that allow us to effectively compete to expand our customer base, execute our marketing and sales plans, and continue to improve our supply chain and organizational structure. We will also continue to review and pursue selected external funding sources.

We continue to believe that the combination of our plans to obtain additional external funding, restructuring actions, current financial position, liquid resources, obligations due or anticipated within the next year, executive reorganization and implementation of our product development and sales strategy, if adequately executed, will provide us with an ability to finance our operations through 2019 and will mitigate the substantial doubt about our ability to continue as a going concern.

Results of operations

The following table sets forth items in our Condensed Consolidated Statements of Operations as a percentage of net sales for the periods indicated:

	Three months ended March 31,
	2019	2018
Net sales	100.0%	100.0%
Cost of sales	96.9	82.5
Gross profit	3.1	17.5

Operating expenses:
Product development	16.6	13.5
Selling, general, and administrative	70.5	56.8
Restructuring	4.2	(1.1)
Total operating expenses	91.3	69.2
Loss from operations	(88.2)	(51.7)

Other expenses (income):
Interest expense	1.4	—
Other expenses (income)	0.6	(0.5)

Loss from operations before income taxes	(90.2)	(51.2)
Provision for income taxes	—	—
Net loss	(90.2)%	(51.2)%

Net sales

A further breakdown of our net sales is presented in the following table (in thousands):

	Three months ended March 31,
	2019	2018
Commercial products	$1,983	$2,205
Military products	1,194	2,454
Total net sales	$3,177	$4,659

Net sales of $3.2 million for the first quarter of 2019 decreased 31.8 percent compared to the first quarter of 2018 driven by a decrease in military product sales. Net sales of our commercial products decreased 10.1 percent compared to the first quarter of 2018, reflecting fluctuations in the timing, pace, and size of commercial projects. Net sales of our military products decreased 51.3 percent as compared to the first quarter of 2018, reflecting the timing and fulfillment of U.S. Navy awards during the fourth quarter of 2017 and the first quarter of 2018.

Gross profit

Gross profit was $0.1 million, or 3.1 percent of net sales, for the first quarter of 2019, compared to $0.8 million, or 17.5 percent of net sales, for the first quarter of 2018. The 14.4 basis point decrease in gross margin percent in the first quarter of 2019 is primarily due to unfavorable manufacturing variances and absorption as a percent of sales compared to the first quarter of 2018. As a result of current manufacturing and sales volumes, gross margin for the first quarter of 2019 included unfavorable manufacturing variances and absorption of $0.4 million, or 11.8 percent of net sales, whereas gross margin for the first quarter of 2018 included unfavorable manufacturing and absorption of $0.2 million, or 3.8 percent of net sales. In addition, gross margin in the first quarter of 2018 was favorably impacted, as we made efforts to liquidate inventory that was previously identified as excess.

Operating expenses

Product development

Product development expenses include salaries and related expenses, contractor and consulting fees, legal fees, supplies and materials, as well as overhead, such as depreciation and facility costs. Product development costs are expensed as they are incurred.

Product development expenses were $0.5 million for the first quarter of 2019, a $0.1 million decrease compared to $0.6 million for the first quarter of 2018. The decrease was primarily a result of lower product testing expenses due to the timing of new product introductions as well as lower salaries and related benefits due to lower bonus expense in the first quarter of 2019.

Selling, general, and administrative

Selling, general, and administrative expenses were $2.2 million for the first quarter of 2019, compared to $2.6 million for the first quarter of 2018. The primary drivers of the decreased expenses were decreases in salaries and related benefits due to the lower headcount in 2019 and trade show and marketing expenses due to timing and efforts to reduce costs. In addition, in the first quarter of 2018 we incurred recruiting costs for the board of directors, as an existing director was expected to retire at the end of his term.

Restructuring

During the first quarter 2019, we implemented phased actions to reduce costs in order to minimize cash usage while continuing to pursue strategic alternatives. The actions taken were limited to an initial phase while the options under strategic review were considered and evaluated, including the issuance of subordinated convertible notes as discussed in Note 7, “Debt,” included under Item 1 of the Quarterly Report.

Our initial actions included the elimination of certain positions, restructuring of the sales organization and incentive plan, flattening of the senior management team, additional operational streamlining, management compensation reductions, and outsourcing of certain functions including warehousing and marketing. In connection with these actions, we recorded severance and related benefits charges of $0.1 million during the three months ended March 31, 2019. Following the executive transition that occurred on April 1, 2019, we expect to incur additional restructuring charges totaling approximately $0.1 million during the second quarter of 2019. These additional restructuring charges primarily relate to severance and related benefits charges as a result of eliminating nine positions, as well as costs associated with closing our offices in San Jose, California and Taipei, Taiwan.

Our restructuring liabilities consist of estimated ongoing costs related to long-term operating lease obligations. The recorded value of the ongoing lease obligations is based on the remaining lease term and payment amount, discounted to present value. Changes in subsequent periods resulting from a revision to either the timing or the amount of estimated cash flows over the future period are measured using the credit adjusted, risk free rate that was used to measure the restructuring liabilities initially. Please also refer to Note 6, “Leases” as certain amounts formerly included below in the restructuring reserve as of December 31, 2018, have been reclassified on the balance sheet to be shown netted against the restructured lease, right-of-use asset in accordance with Topic 842.

For the three months ended March 31, 2018, we recorded restructuring credits totaling approximately $50 thousand, primarily related to the revision of our initial estimates of the cost and offsetting sublease income for the remaining lease obligation for the former New York office. For additional information regarding the restructuring actions taken in the 2017, please refer to Note 3, “Restructuring,” included under Item 8 of our 2018 Annual Report.

While substantial doubt about our ability to continue as a going concern continued to exist at March 31, 2019, the impact of the restructuring actions and initiatives described above, have reduced our operating expenses to be more commensurate with our sales volumes. Despite this, we continue to incur losses and have a substantial accumulated deficit, raising substantial doubt about our ability to continue as a going concern at both December 31, 2018 and March 31, 2019. Considering both quantitative and qualitative information, we continue to believe that the combination of our plans to obtain additional financing, restructuring actions, current financial position, liquid resources, obligations due or anticipated within the next year, executive reorganization, and implementation of our product development and sales channel strategy, if adequately executed, will provide us with an ability to finance our operations through 2019 and will mitigate the substantial doubt about our ability to continue as a going concern. Please refer to Note 7, “Debt,” included under Item 1 of this Quarterly Report for more information on the additional financing we received on March 29, 2019 to fund our near-term operations.

Other expenses (income)

Other expense was $19 thousand for the first quarter of 2019, compared to other income of $21 thousand for the first quarter of 2018. The expenses in 2019 primarily consisted of non-cash amortization of deferred financing costs related to the revolving credit facility we entered into on December 11, 2018. The income in 2018 related to the gain on the sale of equipment previously classified as held for sale.

Provision for income taxes

Due to the operating losses incurred during the three months ended March 31, 2019 and 2018, and after application of the annual limitation set forth under Section 382 of the IRC, it was not necessary to record a provision for U.S. federal income tax or various states income taxes.

Net loss

For three months ended March 31, 2019, our net loss was $2.9 million, compared to $2.4 million for the three months ended March 31, 2018. The increase in the net loss was principally due to the lower gross profit in the first quarter of 2019, partially offset by lower operating expenses, as previously discussed.

Financial condition

While we had cash and cash equivalents of $3.9 million at March 31, 2019, we had a total of $3.4 million in debt, including $1.7 million outstanding on our revolving credit facility and $1.7 million in subordinated convertible notes. We have historically incurred substantial losses, and as of March 31, 2019, we had an accumulated deficit of $120.4 million. Additionally, our sales have been concentrated in a few major customers and for the three months ended March 31, 2019, three customers accounted for approximately 22 percent, 10 percent, and 30 percent of net sales.

As a result of the restructuring actions and initiatives described above, we have reduced our operating expenses to be more commensurate with our sales volumes, however, we continue to incur losses and have a substantial accumulated deficit, and substantial doubt about our ability to continue as a going concern continues to exist at March 31, 2019.

Since the executive transition on April 1, 2019, we have continued to evaluate and assess strategic options as we seek to achieve a profitable business model and maximize value for our stockholders. Our plans to achieve profitability include continuing to develop new technologies into sustainable product lines that allow us to effectively compete to expand our customer base, execute our marketing and sales plans, and continue to improve our supply chain and organizational structure. The restructuring and cost cutting initiatives implemented during 2017 and 2019 were designed to allow us to effectively execute this strategy; however, our efforts may not occur as quickly as we envision or be successful, due to the long sales cycle in our industry, the corresponding time required to ramp up sales from new products into this sales cycle, the timing of introductions of additional new products, significant competition, and potential volatility given our customer concentration, among other factors. As a result, we will continue to review and pursue selected external funding sources to ensure adequate financial resources to execute across the timelines required to achieve these objectives including, but not limited to, the following:

•obtaining financing from traditional or non-traditional investment capital organizations or individuals; and
•obtaining funding from the sale of our common stock or other equity or debt instruments.

There can be no assurance that we will obtain funding on acceptable terms, in a timely fashion, or at all. Obtaining additional funding contains risks, including:

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

If we fail to obtain the required additional financing to sustain our business before we are able to produce levels of revenue to meet our financial needs, we will need to delay, scale back or eliminate our business plan and further reduce our operating costs and headcount, each of which would have a material adverse effect on our business, future prospects, and financial condition. A lack of additional funding could also result in our inability to continue as a going concern and force us to sell certain assets or discontinue or curtail our operations and, as a result, investors in the Company could lose their entire investment.

Considering both quantitative and qualitative information, we continue to believe that the combination of our plans to obtain additional financing, restructuring actions noted above, current financial position, liquid resources, obligations due or anticipated within the next year, executive reorganization, and implementation of our product development and sales strategy, if adequately executed, will provide us with an ability to finance our operations through 2019 and will mitigate the substantial doubt about our ability to continue as a going concern.

Liquidity and capital resources
Cash and cash equivalents
At March 31, 2019, our cash and cash equivalents balance was approximately $3.9 million, compared to approximately $6.3 million at December 31, 2018. The balance at March 31, 2019 and December 31, 2018 included restricted cash of $0.3 million for a letter of credit requirement under a lease obligation.

The following summarizes cash flows from operating, investing, and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows (in thousands):

	Three months ended March 31,
	2019	2018
Net cash used in operating activities	$(3,556)	$(743)

Net cash (used in) provided by investing activities	$(4)	$187

Net cash provided by (used in) financing activities	$1,086	$(32)

Net cash used in operating activities

Net cash used in operating activities was $3.6 million for the three months ended March 31, 2019, and resulted primarily from the net loss incurred of $2.9 million, adjusted for non-cash items, including: depreciation, stock-based compensation, and provisions for inventory and warranty reserves, and working capital changes. During the three months ended March 31, 2019, we used $1.3 million in cash for accounts payable, primarily due to the timing of inventory receipts and payments, $0.2 million through an increase in accounts receivable, due to the higher shipments in March 2019 as compared to December 2018. In addition, prepaid and other assets decreased by $0.5 million as the inventory for which we paid deposits to our contract manufacturers in prior quarters was received in the first quarter of 2019.

Net cash used in operating activities was $0.7 million for the three months ended March 31, 2018, and resulted from the net loss incurred of $2.4 million, adjusted for non-cash items, including: depreciation, stock-based compensation, and provisions for inventory and warranty reserves, and working capital changes. In the first quarter of 2018, trade accounts payable increased due to the timing of inventory receipts and payment terms with our vendors.

Net cash (used in) provided by investing activities

Net cash used in investing activities was $4 thousand for the three months ended March 31, 2019, and resulted primarily from the purchase of tooling to support production operations. Net cash provided by investing activities was $0.2 million for the three months ended March 31, 2018, and resulted primarily from the sale of certain equipment previously classified as held for sale, partially offset by purchases of computer equipment, equipment to support production operations, and leasehold improvements.

Net cash provided by (used in) financing activities

Net cash provided by financing activities during the three months ended March 31, 2019 was $1.1 million, primarily resulting from the $1.7 million in proceeds we received for the subordinated convertible notes we entered into on March 29, 2019, partially offset by net repayments of $0.5 million on borrowings under the credit facility we entered into on December 11, 2018. In addition, we used approximately $0.1 million to issue and immediately repurchase our stock for employee tax withholding related to restricted stock unit vesting during the period. Net cash used in financing activities during the three months ended March 31, 2018 was $32 thousand, resulting from issuing and immediately repurchasing our stock for employee tax withholding related to restricted stock unit vesting.

Contractual obligations

As of March 31, 2019, we had approximately $2.5 million in outstanding purchase commitments for inventory. Of this amount, approximately $1.9 million is expected to ship in the second quarter of 2019 with the balance expected to ship in the third and fourth quarters of 2019.

There have been no other material changes to our contractual obligations as compared to those included in our 2018 Annual Report.

Critical accounting policies

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes the current lease accounting requirements. Additionally, in July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which simplifies adoption of Topic 842 by allowing an additional transition method that will not require restatement of prior periods and providing a new practical expedient for lessors to avoid separating lease and non-lease components within a contract if certain criteria are met (provisions of which must be elected upon adoption of Topic 842). The new standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months. It also requires lessees to disclose certain key information about lease transactions. Upon implementation, an entity’s lease payment obligations will be recognized at their estimated present value along with a corresponding right-of-use asset. Lease expense recognition will be generally consistent with current practice.

The Company adopted this guidance as of January 1, 2019 using the required modified retrospective method with the non-comparative transition option. The Company applied the transitional package of practical expedients allowed by the standard to not reassess the identification, classification and initial direct costs of leases commencing before this ASU’s effective date. The Company also applied the lease term and impairment hindsight transitional practical expedients. The Company has chosen to apply the following accounting policy practical expedients: to not separate lease and non-lease components to new leases as well as existing leases through transition; and the election to not apply recognition requirements of the guidance to short-term leases.

The results for reporting periods beginning after January 1, 2019 are presented under Topic 842, while prior period amounts are not adjusted and continue to be reported in accordance with legacy generally accepted accounting principles.

On adoption, we recognized additional operating lease liabilities of approximately $2.9 million, with corresponding right-of-use assets based on the present value of the remaining minimum rental payments under prior leasing standards for our existing operating leases. The operating lease right-of-use assets recorded upon adoption were offset by the carrying value of liabilities previously recorded under Topic 420 and impairment charges totaling $273 thousand and $186 thousand, respectively.

Please refer to Note 6, “Leases,” included under Part I, Item 1 of this Quarterly Report for more information relating to the Company’s leasing arrangements.

There have been no other material changes to our critical accounting policies as compared to those included in our 2018 Annual Report.

Certain risks and concentrations

We had certain customers whose net sales individually represented 10 percent or more of our total net sales, or whose net trade accounts receivable balance individually represented 10 percent or more of our total net trade accounts receivable, as follows:

For the three months ended March 31, 2019, sales to our primary distributor for the U.S. Navy, a shipbuilder for the U.S. Navy, and a regional commercial lighting retrofit company located in Texas accounted for approximately 22 percent, 10 percent, and 30 percent of net sales, respectively. When sales to our primary distributor for the U.S. Navy are combined with sales to a shipbuilder for the U.S. Navy, total sales of products for the U.S. Navy comprised approximately 32 percent of net sales for the same period. For the three months ended March 31, 2018, sales to our primary distributor for the U.S. Navy accounted for approximately 46 percent of net sales for the period. When combined with sales to a shipbuilder for the U.S. Navy, sales of products for the U.S. Navy comprised approximately 50 percent of net sales for the same period. Additionally, a regional commercial lighting retrofit company located in California accounted for approximately 10 percent of net sales for the three months ended March 31, 2018.

A regional commercial lighting retrofit company located in Texas, our primary distributor for the U.S. Navy, and a primary shipbuilder for the U.S. Navy, accounted for approximately 34 percent, 19 percent, and 14 percent of net trade accounts receivable, respectively, at March 31, 2019. At December 31, 2018, our primary distributor for the U.S. Navy accounted for approximately 40 percent of net trade accounts receivable.
Recent accounting pronouncements

For information on recent accounting pronouncements, please refer to Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” included under Part I, Item 1 of this Quarterly Report.

ITEM 3. QUANTATATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the company is not required to provide information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures
We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.
Pursuant to Rule 13a-15(b) under the Exchange Act, our management must evaluate, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as of March 31, 2019, the end of the period covered by this report. Mr. James Tu, our current Chief Executive Officer, joined our board of directors on April 1, 2019 and became our Chief Executive officer on April 2, 2019. Mr. Tod A. Nestor, our current Chief Financial Officer, assumed that role on July 1, 2019. While our current Chief Executive Officer and current Chief Financial Officer were not serving in such positions as of March 31, 2019, management, with the participation of our current Chief Executive Officer and Chief Financial Officer, did evaluate the effectiveness of our disclosure controls and procedures as of the end of period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of the end of the period covered by this report due to the material weakness in our internal control over financial reporting discussed below.
In connection with management’s preparation of the financial statements included in this report, we determined that we had a material weakness in our internal control over financial reporting primarily due to segregation of duties due to low staffing levels in the finance function that lead to the lack of sufficient levels of proper supervision and review by employees for non-routine accounting and related financial reporting matters. Such a conclusion reflects, in part, the departure of the Company’s previous Chief Financial Officer and Chief Executive Officer with signed agreements on March 29, 2019 that were effective April 1, 2019. In addition, the Company’s full-time Controller departed the Company on July 5, 2019. Until we are able to remedy our material weakness, we are relying on the assistance of third-party consultants to assist with accounting for non-routine transactions and certain financial reporting matters.

However, this material weakness does have compensating controls in the form of:

•	an independent audit committee of our board of directors;
•	use of external consultants to assist with financial reporting;
•	written documentation of our internal control policies and procedures; and
•	a Code of Business Conduct and Ethics and a whistleblower policy.

We have taken steps to enhance our internal control over financial reporting and plan to take additional steps to remediate the material weakness. Specifically:

•
As of July 1, 2019, we hired our new Chief Financial Officer and President, Tod A. Nestor, a licensed CPA, CMA, CFM, and CFA, and thirteen-year CFO, as well as former public company CFO who will focus on the development of the finance and accounting function. Mr. Nestor replaces the interim CFO role the CEO was fulfilling.

•
We plan to appoint additional qualified personnel to address inadequate segregation of duties. The Company continues to evaluate the organizational structure of the finance organization to identify the current gaps in the structure to meet the Company’s reporting needs, and expects to hire, retain, and develop the necessary talent to remediate the current material weakness deficiency. Ultimately, it is expected that internal employees will replace the consultants currently being used as an interim solution to assist in financial reporting. A key deliverable for our new CFO is to share a staffing plan with the Audit Committee during the second half of our 2019 fiscal year.

•	We expect to hire a full-time Controller with a CPA as a replacement for the departed Controller.

•	When necessary, we expect to outsource and seek guidance on complex U.S. GAAP-related issues from outside parties until an internal technical expert is hired on a full-time basis.

•
Management is aware of the risks associated with the lack of segregation of duties due to the small number of employees currently working with general administrative and financial matters. Due to the Company’s size and nature, segregation of all conflicting duties may not always be possible and may not be currently economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions shall be performed by separate individuals. In addition, the Company will closely review all cash receipts and disbursements to insure an adequate control environment until more qualified resources can be added to the finance team.

The remediation efforts set out herein will continue to be implemented in our 2019 fiscal year. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected.

Changes in internal control over financial reporting

During the quarterly period covered by this report, there have not been any changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting apart from the aforementioned changes in personnel.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2019, we were not involved in any material legal proceedings.

ITEM 1A. RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the company is not required to provide information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFUALTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

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

3.4
Certificate of Designation of Series A Convertible Preferred Stock of Energy Focus, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 1, 2019).

3.5
Amendment to the Certificate of Designation of Series A Convertible Preferred Stock of Energy Focus, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 30, 2019).

3.6	Certificate of Elimination of the Series A Participating Preferred Stock (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on April 1, 2019).
3.7	Bylaws of the registrant (incorporated by reference to Exhibit 3.5) to the Registrant’s Annual Report on Form 10-K filed on March 10, 2016.

10.1	President and Chief Financial Officer Offer Letter dated June 18, 2019 between Tod A. Nestor and Energy Focus, Inc. (filed with this Report).
10.2
Agreement dated February 21, 2019 entered into by Energy Focus, Inc. and the Investor Group thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 26, 2019).

10.3
Note Purchase Agreement, dated March 29, 2019, among the Company and each of the Investors thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 1, 2019).

10.4
Form of Subordinated Convertible Promissory Note entered into by the Company and each of the Investors on March 29, 2019 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 1, 2019).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 +	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101
The following financial information from our Quarterly Report for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2019 and December 31, 2018, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2019 and 2018, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2019, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018, and (vi) the Notes to Condensed Consolidated Financial Statements.

*
Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

+ This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGY FOCUS, INC.

Date:	July 22, 2019	By:	/s/ James Tu
James Tu
Chairman and Chief Executive Officer

By:	/s/ Tod A. Nestor
Tod A. Nestor
President, Chief Financial Officer and Secretary