Form 10-Q
period 2019-06-30
ENERGY FOCUS, INC/DE
filed 2019-09-13
CIK 924168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

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

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of September 10, 2019 was 12,370,030.

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

We believe that important factors that could cause our actual results to differ materially from forward-looking statements include, but are not limited to, the risks and uncertainties outlined under “Risk Factors” under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 and other matters described in this Quarterly Report generally. Some of these factors include:

•	our need for additional financing in the near term to continue our operations;

•	our ability to continue as a going concern for a reasonable period of time;

•	our ability to implement plans to increase sales and control expenses;

•	our reliance on a limited number of customers for a significant portion of our revenue, and our ability to maintain or grow such sales levels;

•	our ability to increase demand in our targeted markets and to manage sales cycles that are difficult to predict and may span several quarters;

•	the timing of large customer orders, significant expenses and fluctuations between demand and capacity as we invest in growth opportunities;

•	our ability to compete effectively against companies with lower cost structures or greater resources, or more rapid development efforts, and new competitors in our target markets;

•	our ability to successfully scale our network of sales representatives, agents, and distributors to match the sales reach of larger, established competitors;

•	market acceptance of our high-quality LED lighting technologies and products;

•	our ability to remediate our material weakness, maintain effective internal controls and otherwise comply with our obligations as a public company and under Nasdaq listing standards;

•	our ability to attract and retain qualified personnel, and to do so in a timely manner;

•	the impact of any type of legal inquiry, claim, or dispute;

•	general economic conditions in the United States and in other markets in which we operate or secure products;

•
our dependence on military customers and on the levels and timing of government funding available to such customers, as well as the funding resources of our other customers in the public sector and commercial markets;

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

ITEM 1. FINANCIAL STATEMENTS
ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	(Unaudited)
	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$2,207	$6,335
Trade accounts receivable, less allowances of $71 and $33, respectively	1,805	2,201
Inventories, net	7,667	8,058
Prepaid and other current assets	533	1,094
Total current assets	12,212	17,688

Property and equipment, net	422	610
Operating lease, right-of-use asset	1,541	—
Restructured lease, right-of-use asset	469	—
Other assets	225	194
Total assets	$14,869	$18,492

LIABILITIES
Current liabilities:
Accounts payable	$2,000	$3,606
Accrued liabilities	40	73
Accrued legal and professional fees	74	160
Accrued payroll and related benefits	214	435
Accrued sales commissions	115	115
Accrued severance	73	188
Accrued restructuring	28	156
Accrued warranty reserve	342	258
Deferred revenue	13	30
Operating lease liabilities	531	—
Restructured lease liabilities	357	—
Finance lease liabilities	3	—
Credit line borrowings	1,652	2,219
Convertible notes	1,700	—
Total current liabilities	7,142	7,240

Other liabilities	29	200
Operating lease liabilities	1,210	—
Restructured lease liabilities	331	—
Finance lease liabilities	5	—
Total liabilities	8,717	7,440

STOCKHOLDERS' EQUITY
Preferred stock, par value $0.0001 per share:
Authorized: 2,000,000 shares in 2019 and 2018
Issued and outstanding: no shares in 2019 and 2018	—	—
Common stock, par value $0.0001 per share:
Authorized: 30,000,000 shares in 2019 and 2018
Issued and outstanding: 12,370,030 at June 30, 2019 and 12,090,695 at December 31, 2018	1	1
Additional paid-in capital	128,774	128,367
Accumulated other comprehensive loss	(3)	(1)
Accumulated deficit	(122,620)	(117,315)
Total stockholders' equity	6,152	11,052
Total liabilities and stockholders' equity	$14,869	$18,492
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net sales	$3,082	$5,172	$6,259	$9,831
Cost of sales	3,191	3,876	6,270	7,719
Gross profit (loss)	(109)	1,296	(11)	2,112

Operating expenses:
Product development	318	673	844	1,302
Selling, general, and administrative	1,594	2,421	3,835	5,068
Restructuring	128	3	262	(47)
Total operating expenses	2,040	3,097	4,941	6,323
Loss from operations	(2,149)	(1,801)	(4,952)	(4,211)

Other expenses (income):
Interest expense	26	1	69	2
Other expenses (income)	79	2	98	(19)
Net loss	$(2,254)	$(1,804)	$(5,119)	$(4,194)

Net loss per share - basic and diluted	$(0.18)	$(0.15)	$(0.42)	$(0.35)

Weighted average shares used in computing net loss per share:
Basic and diluted	12,336	11,949	12,231	11,925

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net loss	$(2,254)	$(1,804)	$(5,119)	$(4,194)

Other comprehensive loss:
Foreign currency translation adjustments	(2)	(4)	(2)	(3)
Comprehensive loss	$(2,256)	$(1,808)	$(5,121)	$(4,197)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount

Balance at December 31, 2017	11,869	$1	$127,493	$2	$(108,204)	$19,292
Issuance of common stock under employee stock option and stock purchase plans	74	—	—	—	—	—
Common stock withheld in lieu of income tax withholding on vesting of restricted stock units	(12)	—	(32)	—	—	(32)
Stock-based compensation	—	—	195	—	—	195
Foreign currency translation adjustment	—	—	—	1	—	1
Net loss for the three months ended March 31, 2018	—	—	—	—	(2,390)	(2,390)
Balance at March 31, 2018	11,931	$1	$127,656	$3	$(110,594)	$17,066
Issuance of common stock under employee stock option and stock purchase plans	119	—	22	—	—	22
Common stock withheld in lieu of income tax withholding on vesting of restricted stock units	(3)	—	(7)	—	—	(7)
Stock-based compensation	—	—	235	—	—	235
Foreign currency translation adjustment	—	—	—	(4)	—	(4)
Net loss for the three months ended June 30, 2018	—	—	—	—	(1,804)	(1,804)
Balance at June 30, 2018	12,047	$1	$127,906	$(1)	$(112,398)	$15,508

Balance at December 31, 2018	12,091	$1	$128,367	$(1)	$(117,315)	$11,052
Adjustment to beginning retained earnings upon adoption of Topic 842	—	—	—	—	(186)	(186)
Issuance of common stock under employee stock option and stock purchase plans	150	—	—	—	—	—
Common stock withheld in lieu of income tax withholding on vesting of restricted stock units	(50)	—	(111)	—	—	(111)
Stock-based compensation	—	—	543	—	—	543
Net loss for the three months ended March 31, 2019	—	—	—	—	(2,865)	(2,865)
Balance at March 31, 2019	12,191	$1	$128,799	$(1)	$(120,366)	$8,433
Issuance of common stock under employee stock option and stock purchase plans	179	—	—	—	—	—
Common stock withheld in lieu of income tax withholding on vesting of restricted stock units	—	—	(5)	—	—	(5)
Stock-based compensation	—	—	(20)	—	—	(20)
Foreign currency translation adjustment	—	—	—	(2)	—	(2)
Net loss for the three months ended June 30, 2019	—	—	—	—	(2,254)	(2,254)
Balance at June 30, 2019	12,370	$1	$128,774	$(3)	$(122,620)	$6,152
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six months ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(5,119)	$(4,194)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	200	294
Stock-based compensation	523	430
Provision for doubtful accounts receivable	38	(11)
Provision for slow-moving and obsolete inventories and valuation reserves	(303)	(409)
Provision for warranties	106	15
Amortization of loan origination fees	45	—
Loss (gain) on dispositions of property and equipment	15	(15)
Changes in operating assets and liabilities:
Accounts receivable	358	237
Inventories	693	388
Prepaid and other assets	447	(435)
Accounts payable	(1,526)	1,471
Accrued and other liabilities	(580)	(79)
Deferred revenue	(17)	8
Total adjustments	(1)	1,894
Net cash used in operating activities	(5,120)	(2,300)

Cash flows from investing activities:
Acquisitions of property and equipment	(28)	(57)
Proceeds from the sale of property and equipment	—	240
Net cash (used in) provided by investing activities	(28)	183

Cash flows from financing activities:
Proceeds from exercises of stock options and employee stock purchase plan purchases	—	21
Common stock withheld to satisfy income tax withholding on vesting of restricted stock units	(116)	(39)
Principal payments under finance lease obligations	(1)	—
Proceeds from convertible notes	1,700	—
Net repayments on credit line borrowings	(568)	—
Net cash provided by (used in) financing activities	1,015	(18)

Effect of exchange rate changes on cash	5	(7)

Net decrease in cash and cash equivalents	(4,128)	(2,142)
Cash and cash equivalents, beginning of period	6,335	10,761
Cash and cash equivalents, end of period	$2,207	$8,619

Classification of cash and cash equivalents:
Cash and cash equivalents	$1,865	$8,277
Restricted cash held	$342	$342
Cash and cash equivalents, end of period	$2,207	$8,619
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
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

Product development is a key focus for us. Our product development team is dedicated to developing and designing leading-edge technology LED lighting products based upon the voice of the customer.

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary, Energy Focus LED Solutions, LLC, which is not active. Unless indicated otherwise, the information in the accompanying financial statements and notes to the unaudited condensed consolidated financial statements relates to our continuing operations.

We have prepared the accompanying financial data for the three and six months ended June 30, 2019 and 2018 pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The accompanying financial data and information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Annual Report”). The Condensed Consolidated Balance Sheet as of December 31, 2018 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly our Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018, Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2019 and 2018, Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2019 and 2018, and Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018.

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
June 30, 2019
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

For the three months ended June 30, 2019, sales to our primary distributor for the U.S. Navy and a regional commercial lighting retrofit company located in Texas accounted for approximately 13 percent and 26 percent of net sales, respectively. When sales to our primary distributor for the U.S. Navy are combined with sales to a shipbuilder for the U.S. Navy, total net sales of products for the U.S. Navy comprised approximately 20 percent of net sales for the same period. For the three months ended June 30, 2018, sales to our primary distributor for the U.S. Navy, a global healthcare provider located in Northeast Ohio, and a regional commercial lighting retrofit company located in Texas accounted for approximately 29 percent, 15 percent and 11 percent of net sales, respectively. When sales to our primary distributor for the U.S. Navy are combined with sales to a shipbuilder for the U.S. Navy, total net sales of products for the U.S. Navy comprised approximately 33 percent of net sales for the same period.

For the six months ended June 30, 2019, sales to our primary distributor for the U.S. Navy and a regional commercial lighting retrofit company located in Texas accounted for approximately 17 percent and 28 percent of net sales, respectively. When sales to our primary distributor for the U.S. Navy are combined with sales to a shipbuilder for the U.S. Navy, total net sales of products for the U.S. Navy comprised approximately 26 percent of net sales for the same period. For the six months ended June 30, 2018, sales to our primary distributor for the U.S. Navy and a global healthcare provider located in Northeast Ohio accounted for approximately 37 percent and 12 percent of net sales, respectively. When sales to our primary distributor for the U.S. Navy are combined with sales to a shipbuilder for the U.S. Navy, total net sales of products for the U.S. Navy comprised approximately 41 percent of net sales for the same period.

A regional commercial lighting retrofit company located in Texas and our primary distributor for the U.S. Navy accounted for approximately 26 percent and 13 percent of net trade accounts receivable, respectively, at June 30, 2019. At December 31, 2018, our primary distributor for the U.S. Navy accounted for approximately 40 percent of net trade accounts receivable.

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

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

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

The results for reporting periods beginning on or after January 1, 2019 are presented under Topic 842, while prior period amounts are not adjusted and continue to be reported in accordance with legacy generally accepted accounting principles.

On adoption, we recognized additional operating lease liabilities of approximately $2.9 million, with corresponding right-of-use assets based on the present value of the remaining minimum rental payments for our existing operating leases. The operating lease right-of-use assets recorded upon adoption were offset by the carrying value of liabilities previously recorded under Accounting Standards Codification (“ASC”) Topic 420, Exit or Disposal Cost Obligations (“Topic 420”) and impairment charges totaling $273 thousand and $186 thousand, respectively. Refer to Note 6, “Leases” below for additional disclosures relating to the Company’s leasing arrangements.

Revenue

On January 1, 2018, we adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), as amended by subsequently issued additional guidance (together, “Topic 606”) using the modified retrospective method. The adoption of Topic 606 did not have a material impact on our consolidated financial position or results of operations, as our revenue arrangements generally consist of a single performance obligation to transfer promised goods at a fixed price.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

Net sales include revenues from sales of products and shipping and handling charges, net of estimates for product returns. Revenue is measured at the amount of consideration we expect to receive in exchange for the transferred products. We recognize revenue at the point in time when we transfer the promised products to the customer and the customer obtains control over the products. We recognize revenue for shipping and handling charges at the time the goods are shipped to the customer, and the costs of outbound freight are included in cost of sales, as we have elected the practical expedient included in Topic 606. We provide for product returns based on historical return rates. While we incur costs for sales commissions to our sales employees and outside agents, we recognize commission costs concurrent with the related revenue, as the amortization period is less than one year and we have elected the practical expedient included in Topic 606. We do not incur any other incremental costs to obtain contracts with our customers. Our product warranties are assurance-type warranties, which promise the customer that the products are as specified in the contract. Therefore, the product warranties are not a separate performance obligation and are accounted for as described below. Sales taxes assessed by governmental authorities are accounted for on a net basis and are excluded from net sales.

The following table provides a disaggregation of product net sales for the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net sales:
Commercial	$2,131	$2,972	$4,114	$5,177
Military	951	2,200	2,145	4,654
Total net sales	$3,082	$5,172	$6,259	$9,831

Accounts Receivable

Our trade accounts receivable consists of amounts billed to and currently due from customers. Credit is extended to customers based upon an evaluation of the customer’s financial condition and the amounts due are stated at their estimated net realizable value. We maintain an allowance for doubtful accounts receivable to provide for the estimated amount of receivables that will not be collected. The allowance is based on an assessment of customer creditworthiness and historical payment experience, the age of outstanding receivables, and performance guarantees to the extent applicable. Past due amounts are written off on an actual basis when our internal collection efforts have been unsuccessful. Our standard payment terms with customers are net 30 days, and we do not generally offer extended payment terms to our customers, but exceptions are made in some cases to major customers or with particular orders. Accordingly, we do not adjust trade accounts receivable for the effects of financing, as we expect the period between the transfer of product to the customer and the receipt of payment from the customer to be in line with our standard payment terms.

Geographic information

Approximately 97 percent of our long-lived fixed assets are located in the United States, with the remainder located in our recently closed product development center in Taiwan. There were no net sales attributable to customers outside the United States for the three months ended June 30, 2019 and such sales were approximately 5 percent of net sales for the three months ended June 30, 2018. Net sales attributable to customers outside the United States accounted for less than one percent and three percent of our total net sales for the six months ended June 30, 2019 and 2018, respectively. The geographic location of our net sales is derived from the destination to which we ship the product.

Net loss per share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted loss per share

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

gives effect to all dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of incremental shares upon the exercise of stock options or release of restricted stock units unless the effect would be anti-dilutive.

As a result of the net loss we incurred for the three and six months ended June 30, 2019, approximately 28 thousand and 66 thousand potentially dilutive equity awards, respectively, were excluded from the net loss per share calculation, as their inclusion would have been anti-dilutive. As a result of the net loss we incurred for the three and six months ended June 30, 2018, approximately 87 thousand and 83 thousand potentially dilutive equity awards, respectively, were excluded from the net loss per share calculation for this same reason. Therefore, for the three and six months ended June 30, 2019 and 2018, the basic weighted average shares outstanding were used in calculating diluted loss per share.

The following is a reconciliation of the numerator and denominator of the basic and diluted net loss per share computations for the periods presented below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(2,254)	$(1,804)	$(5,119)	$(4,194)

Denominator:
Basic weighted average common shares outstanding	12,336	11,949	12,231	11,925
Potential common shares from equity awards and warrants	—	—	—	—
Diluted weighted average shares	12,336	11,949	12,231	11,925

Product warranties

Through March 31, 2016, we warranted finished goods against defects in material and workmanship under normal use and service for periods generally between one and five years. Beginning April 1, 2016, we warrant our commercial LED tubes, globes, and troffer luminaires for a period of ten years and all glass tubes and fixtures for five years. Warranty settlement costs consist of actual amounts expensed for warranty, which are largely a result of the cost of replacement products provided to our customers. A liability for the estimated future costs under product warranties is maintained for products under warranty based on the actual claims incurred to date and the estimated nature, frequency, and costs of future claims. These estimates are inherently uncertain and changes to our historical or projected experience may cause material changes to our warranty reserves in the future. We continuously review the assumptions related to the adequacy of our warranty reserve, including product failure rates, and make adjustments to the existing warranty liability when there are changes to these estimates or the underlying replacement product costs, or the warranty period expires. The following table summarizes warranty activity for the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Balance at beginning of period	$352	$141	$258	$174
Warranty accruals for current period sales	17	7	29	15
Adjustments to existing warranties	(12)	55	77	54
In kind settlements made during the period	(15)	(7)	(22)	(47)
Accrued warranty reserve	$342	$196	$342	$196

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

NOTE 3. RESTRUCTURING

During the first half of 2019, we implemented phased actions to reduce costs in order to minimize cash usage while continuing to pursue strategic alternatives. The actions taken were limited to an initial phase while the options under strategic review were considered and evaluated, including the issuance of subordinated convertible notes as discussed in Note 7, “Debt.”

Our initial actions included the elimination of twelve positions (three during the first quarter of 2019 and nine during the second quarter of 2019), costs associated with closing our offices in San Jose, California and Taipei, Taiwan during the first half of 2019, restructuring of the sales organization and incentive plan, flattening of the senior management team, additional operational streamlining, management compensation reductions, and outsourcing of certain functions including warehousing and marketing. In connection with these actions, we recorded severance and related benefits charges of $0.1 million during the first quarter of 2019 and $0.1 million during the three months ended June 30, 2019.

For the six months ended June 30, 2018, we recorded net restructuring credits totaling approximately $(47) thousand, primarily related to the revision of our initial estimates of the cost and offsetting sublease income for the remaining lease obligations for the former New York, New York and Arlington, Virginia offices. For additional information regarding the restructuring actions taken as part of the 2017 restructuring plan, please refer to Note 3, “Restructuring,” included under Item 8 of our 2018 Annual Report.

Our restructuring liabilities consist of estimated ongoing costs related to long-term operating lease obligations, which the Company has exited. The recorded value of the ongoing lease obligations is based on the remaining lease term and payment amount, discounted to present value. Changes in subsequent periods resulting from a revision to either the timing or the amount of estimated cash flows over the future period are measured using the credit adjusted, risk free rate that was used to measure the restructuring liabilities initially. Please also refer to Note 6, “Leases” as certain amounts formerly included below in the restructuring reserve as of December 31, 2018, have been reclassified on the balance sheet to be shown netted against the restructured lease, right-of-use asset in accordance with Topic 842.

The following is a reconciliation of the beginning and ending balances of our restructuring liability as it relates to the 2017 restructuring plan (in thousands):

Facilities
Balance at December 31, 2018	$350
Accretion of lease obligations	3
Reclassification upon adoption of Topic 842	(273)
Payments	(24)
Balance at June 30, 2019	$56

The following is a reconciliation of the ending balance of our restructuring liability at June 30, 2019 to the balance sheet:

Restructuring Liability
Balance at June 30, 2019	$56
Less, short-term restructuring liability	28
Long-term restructuring liability, included in other liabilities	$28

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

At June 30, 2019 we had $2.2 million in cash and cash equivalents, which includes $0.3 million restricted cash held, and total debt of $3.4 million, including $1.7 million outstanding on the revolving credit facility we entered into on December 11, 2018 and $1.7 million in subordinated convertible notes we entered into on March 29, 2019. Please refer to Note 7, “Debt” for more information on the additional financing we received on March 29, 2019 to fund our near-term operations.

As a result of the restructuring actions and initiatives described above, we have reduced our operating expenses to be more commensurate with our sales volumes, however, we continue to incur losses and have a substantial accumulated deficit, and substantial doubt about our ability to continue as a going concern continues to exist at June 30, 2019.

Since the executive transition on April 1, 2019, we have continued to evaluate and assess strategic options as we seek to achieve a profitable business model and maximize value for our stockholders. Our plans to achieve profitability include continuing to develop new technologies into sustainable product lines that allow us to effectively compete to expand our customer base, execute our marketing and sales plans, evaluate our optimal organizational structure, and continue to improve our supply chain and organizational structure. The restructuring and cost cutting initiatives implemented during 2017 and 2019 were designed to allow us to effectively execute this strategy; however, our efforts may not occur as quickly as we envision or be successful, due to the long sales cycle in our industry, the corresponding time required to ramp up sales from new products into this sales cycle, the timing of introductions of additional new products, significant competition, and potential volatility given our customer concentration, among other factors. As a result, we will continue to review and pursue selected external funding sources to ensure adequate financial resources to execute across the timelines required to achieve these objectives including, but not limited to, the following:

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

•
loans or other debt instruments may have terms and/or conditions, such as interest rate, restrictive covenants, conversion features, and control or revocation provisions, which are not acceptable to management or our board of directors; and

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

Considering both quantitative and qualitative information, we continue to believe that the combination of our plans to obtain additional external funding, restructuring actions, current financial position, liquid resources, obligations due or anticipated within the next year, executive reorganization, development and implementation of an excess inventory plan, and implementation of our product development and sales channel strategy, if adequately executed, will provide us with an ability to finance our operations through 2020 and will mitigate the substantial doubt about our ability to continue as a going concern.

On May 15, 2019, we received a letter from the Nasdaq Stock Market (“Nasdaq”) advising us that for 30 consecutive trading days preceding the date of the letter, the bid price of our common stock had closed below the $1.00 per share minimum required for continued listing on the The Nasdaq Capital Market pursuant to listing rules, and therefore we could be subject to delisting if we did not regain compliance within the compliance period (or the compliance period as may be extended). We continue to monitor and evaluate our options to cure this deficiency within the compliance period.

On August 23, 2019, the Company received a notification dated August 21, 2019 from the Nasdaq informing the Company that it was not in compliance with Nasdaq Listing Rule 5250(c)(1) which requires listed companies to timely file all required

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

periodic financial reports with the SEC. The Nasdaq notification letter specifies that the Company has 60 calendar days, or until no later than October 21, 2019, to submit a plan to regain compliance with the Listing Rule. The Company has since filed this Quarterly Report and is now in compliance as of the date of the filing of this Quarterly Report.

NOTE 4. INVENTORIES

Inventories are stated at the lower of standard cost (which approximates actual cost determined using the first-in, first-out cost method) or net realizable value, and consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Raw materials	$4,285	$4,041
Finished goods	7,292	8,229
Reserves for excess, obsolete, and slow-moving inventories and valuation reserves - Raw Materials	(1,132)	(1,261)
Reserves for excess, obsolete, and slow-moving inventories and valuation reserves - Finished Goods	(2,778)	(2,951)
Inventories, net	$7,667	$8,058

NOTE 5. PROPERTY AND EQUIPMENT AND ASSETS HELD FOR SALE

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets and consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Equipment (useful life 3 to 15 years)	$1,451	$1,511
Tooling (useful life 2 to 5 years)	394	371
Vehicles (useful life 5 years)	47	47
Furniture and fixtures (useful life 5 years)	137	137
Computer software (useful life 3 years)	1,043	1,043
Leasehold improvements (the shorter of useful life or lease life)	211	211
Finance lease right-of-use asset	13	—
Projects in progress	45	55
Property and equipment at cost	3,341	3,375
Less: accumulated depreciation	(2,919)	(2,765)
Property and equipment, net	$422	$610

Depreciation expense was $0.1 million for each of the three months ended June 30, 2019 and 2018. Depreciation expense was $0.2 million and $0.3 million, respectively, for the six months ended June 30, 2019 and 2018.

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

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

option. The present value of the remaining lease obligation for these leases was calculated using an incremental borrowing rate (“IBR”) of 7.25%, which was the Company’s borrowing rate on the revolving credit agreement signed on December 11, 2018. The weighted average remaining lease term for operating, restructuring and finance leases is three years, two years, and three years, respectively.
The Company has two restructured leases with sub-lease components for the New York, New York and Arlington, Virginia offices that were closed in 2017. The New York, New York lease expires in 2021 and the Arlington, Virginia lease expires in 2019. At the “cease use” date in 2017, the Company recorded the present value of the future minimum payments under the leases and costs that continue to be incurred with no economic benefit to the Company in accordance with Topic 420. The Company entered into sub-leases for both offices and included the estimated sub-lease payments as an offset to the remaining lease obligations, as required by Topic 420. In adopting Topic 842, the carrying value of the aforementioned net liabilities has been reclassified as a reduction of the restructured lease, right-of-use asset, which totaled $273 thousand as of January 1, 2019. As part of the lease agreement for the New York, New York office, there is $0.3 million in a restricted cash account held at Key Bank which represents collateral against the related Letter of Credit issued as part of this agreement.
The restructured leases and sub-leases were not scoped out of the requirements of Topic 842 and were evaluated for impairment in accordance with the asset impairment provisions of ASC 360, Property, Plant and Equipment (“Topic 360”). The Company concluded its net right-of-use assets were not impaired. The Company continues to carry certain immaterial operating expenses associated with these leases as restructuring liabilities and will continue to accrete those liabilities in accordance with Topic 420, as has been done since the cease use date in 2017.
Due to the continued net losses, going concern, and 2019 restructuring actions discussed in Note 3, “Restructuring,” the Company also evaluated its Solon, Ohio operating lease right-of-use asset for potential impairment under Topic 360. As a result of this evaluation, the Company determined that the operating lease right-of-use asset for the Solon, Ohio operating lease was impaired upon the adoption of Topic 842. Therefore, the Company recorded an impairment of this right-of-use asset of approximately $0.2 million, with a corresponding offset to accumulated deficit as of January 1, 2019.
Components of the operating, restructured and finance lease costs for the three and six months ended June 30, 2019, were as follows (in thousands):

	Three months ended June 30,	Six months ended June 30,
	2019	2019

Operating lease cost
Sublease income	$(25)	$(50)
Lease cost	171	318
Operating lease cost, net	146	268

Restructured lease cost
Sublease income	(111)	(223)
Lease cost	107	216
Restructured lease cost, net	(4)	(7)

Finance lease cost
Interest on lease liabilities	1	1
Finance lease cost, net	1	1

Total lease cost, net	$143	$262

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

Supplemental balance sheet information related to the Company’s operating and finance leases as of June 30, 2019 are as follows (in thousands):

June 30,
2019

Operating Leases
Operating lease right-of-use assets	$1,541
Restructured lease right-of-use assets	469
Operating lease right-of-use assets, total	2,010

Operating lease liabilities	1,741
Restructured lease liabilities	688
Operating lease liabilities, total	2,429

Finance Leases
Property and equipment	13
Allowances for depreciation	(5)
Finance lease assets, net	8

Finance lease liabilities	8
Total finance lease liabilities	$8
Future minimum lease payments required under operating, restructured and finance leases for each of the 12-month rolling periods below in effect at June 30, 2019 are as follows:

	Operating Leases	Restructured Leases	Restructured Leases Sublease Payments	Finance Lease
July 2019 to June 2020	$637	$391	$(316)	3
July 2020 to June 2021	637	342	(273)	3
July 2021 to June 2022	637	—	—	2
July 2022 to June 2023	15	—	—	—
July 2023 to June 2024	9	—	—	—
Total future undiscounted lease payments	1,935	733	(589)	8
Less imputed interest	(194)	(45)	36	—
Total lease obligations	$1,741	$688	$(553)	$8

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

Supplemental cash flow information related to leases for the six months ended June 30, 2019, was as follows (in thousands):

Six months ended June 30,
2019
Supplemental cash flow information
Cash paid, net, for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$268
Operating cash flows from restructured leases	$47
Financing cash flows from finance leases	$1
NOTE 7. DEBT

Credit facility

As of June 30, 2019, borrowings under our revolving line of credit (“Credit Facility”) with Austin Financial Services were $1.7 million and are recorded in the Condensed Consolidated Balance Sheets as a current liability under the caption, “Credit line borrowings.” Unamortized debt issuance costs related to the Credit Facility were $0.1 million at June 30, 2019. These costs are recorded as current and long-term assets on the Condensed Consolidated Balance Sheets and have not been netted against the liability due to immateriality. The borrowing rate as of June 30, 2019 was 7.50%. At June 30, 2019, we had $0.3 million available for us to borrow under the Credit Facility. Additional information regarding our Credit Facility is included in Note 9, “Debt” to our 2018 Annual Report which was filed with the SEC on April 1, 2019.

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
The Company has accounted for this equity-linked hybrid instrument in accordance with applicable U.S. GAAP and, per analysis of the terms of the agreement, has determined it to be a debt-related instrument that does not require the equity-linked component to be bifurcated. The Company has recorded the Notes as short-term debt at cost in the amount of $1.7 million, as we expect the Notes to convert in less than 12 months. The issuance costs will be deferred and amortized until such time as the Notes convert. Unamortized debt issuance costs were $60 thousand at June 30, 2019. These costs are recorded as current and long-term assets on the Consolidated Balance Sheets and have not been netted against the liability due to immateriality.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

NOTE 8. INCOME TAXES

As a result of the operating loss incurred during each of the three and six months ended June 30, 2019 and 2018, and after the application of the annual limitation set forth under Section 382 of the Internal Revenue Code (“IRC”), it was not necessary to record a provision for U.S. federal income tax or various states income taxes.

At June 30, 2019 and December 31, 2018, we had a full valuation allowance recorded against our deferred tax assets. The valuation allowance was recorded due to uncertainties related to our ability to realize the deferred tax assets, primarily consisting of certain net operating loss carry-forwards. The valuation allowance is based on management’s estimates of taxable income by jurisdiction and the periods over which the deferred tax assets will be recoverable.

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

The following table summarizes stock-based compensation expense (income) and the impact it had on operations for the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Cost of sales	$—	$10	$7	$19
Product development	(6)	30	22	55
Selling, general, and administrative	(14)	195	494	356
Total stock-based compensation	$(20)	$235	$523	$430

Total unearned stock-based compensation was $0.1 million at June 30, 2019, compared to $1.3 million at June 30, 2018. These costs will be charged to expense and amortized on a straight-line basis in future periods. The weighted average period over which the unearned compensation at June 30, 2019 is expected to be recognized is approximately 1.3 years.

Pursuant to agreements dated March 29, 2019, and effective April 1, 2019, Theodore L. Tewksbury III resigned as Chairman of the Board, Chief Executive Officer and President, and Jerry Turin resigned as Chief Financial Officer and Secretary. In accordance with their separation agreements, Theodore Tewksbury’s outstanding restricted stock units vested immediately and one-third of Jerry Turin’s outstanding restricted stock units vested immediately. Any stock options vested for Theodore Tewskbury as of April 1, 2019, shall remain exercisable for one year following. All unvested stock options were cancelled. The impact of the accelerated vesting of the restricted stock units and cancellation of the stock options was recognized during the three months ended March 31, 2019 and totaled $0.3 million.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

Stock options

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. Estimates utilized in the calculation include the expected life of the option, risk-free interest rate, and expected volatility, and are further comparatively detailed as follows:

	Six months ended June 30,
	2019	2018
Fair value of options issued	$—	$1.74
Exercise price	$—	$2.46
Expected life of options (in years)	—	5.8
Risk-free interest rate	—%	2.3%
Expected volatility	—%	84.3%
Dividend yield	0.0%	0.0%

A summary of option activity under all plans for the six months ended June 30, 2019 is presented as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)
Balance at December 31, 2018	292,871	$3.78
Canceled/forfeited	(129,896)	2.67
Balance at June 30, 2019	162,975	$4.67	5.5

Vested and expected to vest at June 30, 2019	162,629	$4.67	5.5

Exercisable at June 30, 2019	157,701	$4.72	5.5

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

Restricted stock units

A summary of restricted stock unit activity under all plans for the six months ended June 30, 2019 is presented as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in years)
Balance at December 31, 2018	546,858	$2.54
Granted	27,187	1.16
Released	(377,894)	2.54
Canceled/forfeited	(152,441)	2.32
Balance at June 30, 2019	43,710	$2.62	1.5

NOTE 10. COMMITMENTS AND CONTINGENCIES

We may be the subject of threatened or pending legal actions and contingencies in the normal course of conducting our business. We provide for the costs related to these matters when a loss is probable, and the amount can be reasonably estimated. The effect of the outcome of these matters on our future results of operations and liquidity cannot be predicted because any such effect depends on future results of operations and the amount or timing of the resolution of such matters. For certain types of claims, we maintain insurance coverage for personal injury and property damage, product liability and other liability coverages in amounts and with deductibles that we believe are prudent, but there can be no assurance that these coverages will be applicable or adequate to cover adverse outcomes of claims or legal proceedings against us.

As of June 30, 2019, we had approximately $0.9 million in outstanding purchase commitments for inventory. Of this amount, approximately $0.6 million is expected to ship in the third quarter of 2019 with the balance expected to ship in the fourth quarter of 2019 and the first quarter of 2020.

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

Net sales decreased 36.3 percent for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, primarily driven by a 53.9 percent decrease in military sales period over period. Net sales of our commercial products decreased by 20.5 percent for the six months ended June 30, 2019 as compared to the same prior year period. The sale cycles for the military market is dependent on many factors, including the availability of government funding, the timing and fulfillment of U.S. Navy awards, new ship construction and the timing of vessel maintenance schedules. The sale cycles for our commercial target markets can range from several months to over one year and our financial results reflect volatility from the continued fluctuations in the timing, pace and size of commercial projects for a major healthcare customer.

At June 30, 2019, we had $2.2 million in cash and cash equivalents, which includes $0.3 million restricted cash held, and a total of $3.4 million in debt, including approximately $1.7 million in funding from the issuance of subordinated convertible notes. During the first half of 2019, we took additional actions to reduce our operating expenses to be more commensurate with our sales volumes. These actions resulted in additional restructuring charges of $0.1 million in the first quarter of 2019 and $0.1 million in the second quarter of 2019 for severance and related benefits charges in connection with the elimination of twelve positions (three during the first quarter of 2019 and nine during the second quarter of 2019) and the closing of our offices in San Jose, California and Taipei, Taiwan throughout the first half of 2019. Despite these actions, we continue to incur losses and have a substantial accumulated deficit, raising substantial doubt about our ability to continue as a going concern at June 30, 2019.

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

We continue to believe that the combination of our plans to obtain additional external funding, restructuring actions, current financial position, liquid resources, obligations due or anticipated within the next year, executive reorganization, development and implementation of an excess inventory plan, and implementation of our product development and sales channel strategy, if adequately executed, will provide us with an ability to finance our operations through 2020 and will mitigate the substantial doubt about our ability to continue as a going concern.

Results of operations

The following table sets forth items in our Condensed Consolidated Statements of Operations as a percentage of net sales for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	103.5	74.9	100.2	78.5
Gross profit (loss)	(3.5)	25.1	(0.2)	21.5

Operating expenses:
Product development	10.3	13.0	13.5	13.2
Selling, general, and administrative	51.7	46.8	61.3	51.6
Restructuring	4.2	0.1	4.2	(0.5)
Total operating expenses	66.2	59.9	79.0	64.3
Loss from operations	(69.7)	(34.8)	(79.2)	(42.8)

Other expenses (income):
Interest expense	0.8	—	1.1	—
Other expenses (income)	2.6	—	1.6	(0.2)

Net loss	(73.1)%	(34.8)%	(81.9)%	(42.6)%

Net sales

A further breakdown of our net sales is presented in the following table (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Commercial products	$2,131	$2,972	$4,114	$5,177
Military products	951	2,200	2,145	4,654
Total net sales	$3,082	$5,172	$6,259	$9,831

Net sales of $3.1 million for the second quarter of 2019 decreased 40.4 percent compared to the second quarter of 2018 primarily driven by a decrease in military product sales. Net sales of our commercial products decreased 28.3 percent in the second quarter of 2019 compared to the second quarter of 2018, reflecting first, lower sales from our agency network that we have been consolidating and deemphasizing for sales and marketing efforts since our restructuring in April 2019, and second, fluctuations in the timing, pace and size of commercial projects. Net sales of our military products decreased 56.8 percent in the second quarter of 2019 as compared to the second quarter of 2018, reflecting the timing and fulfillment of U.S. Navy awards during the second quarter of 2018.

Net sales of $6.3 million for the first six months of 2019 decreased 36.3 percent compared to the same period in 2018 primarily driven by a decrease in military product sales. Net sales of our commercial products decreased 20.5 percent in the first six months of 2019 compared to the same period in 2018, reflecting fluctuations in the timing, pace and size of commercial projects. Net sales of our military products decreased 53.9 percent in the first six months of 2019 compared to the same period in 2018. The sale cycles for the military market is dependent on many factors, including the availability of government funding, the timing and fulfillment of U.S. Navy awards, new ship construction and the timing of vessel maintenance schedules.

Gross profit (loss)

Gross profit (loss) was $(0.1) million, or (3.5) percent of net sales, for the second quarter of 2019, compared to $1.3 million, or 25.1 percent of net sales, for the second quarter of 2018. The 28.6 basis point decrease in gross margin percent in the second quarter of 2019 is primarily due to unfavorable inventory reserves as a percent of sales compared to the second quarter of 2018. As a result of current manufacturing and sales volumes, gross margin for the second quarter of 2019 included unfavorable inventory reserves of $0.5 million, or 14.7 percent of net sales, whereas gross margin for the second quarter of 2018 included unfavorable manufacturing and absorption of $0.3 million, or 5.6 percent of net sales.

Gross profit (loss) was $(11.0) thousand, or (0.2) percent of net sales, for the first six months of 2019 compared to $2.1 million, or 21.5 percent of net sales, for the first six months of 2018. The decrease is primarily related to unfavorable inventory reserves recorded during the first six months of 2019 of $0.4 million, or 6.8 percent of net sales. For the first six months of 2018, gross margin included unfavorable manufacturing variances and absorption of $0.6 million, or 5.7 percent of net sales, partially offset by net favorable excess inventory reserve adjustments of $0.4 million, or 4.0 percent of net sales.

Operating expenses

Product development

Product development expenses include salaries and related expenses, contractor and consulting fees, legal fees, supplies and materials, as well as overhead, such as depreciation and facility costs. Product development costs are expensed as they are incurred.

Product development expenses were $0.3 million for the second quarter of 2019, a $0.4 million decrease compared to $0.7 million for the second quarter of 2018. The decrease was primarily a result of lower product testing expenses due to the timing of new product introductions as well as lower salaries and related benefits due to the re-organization and re-alignment of the Company that took place during the second quarter of 2019.

Product development expenses were $0.8 million for the first six months of 2019, a $0.5 million decrease compared to $1.3 million for the first six months of 2018. The decrease was primarily a result of lower product testing expenses, due to the timing of new product introductions as well as lower salaries and related benefits due to the re-organization and re-alignment of the Company that took place in the first half of 2019.

Selling, general and administrative

Selling, general and administrative expenses were $1.6 million for the second quarter of 2019, compared to $2.4 million for the second quarter of 2018. The primary drivers of the decreased expenses were decreases in salaries and related benefits due to the lower headcount in 2019 and decreases in trade show and marketing expenses due to timing and efforts to reduce costs.

Selling, general and administrative expenses were $3.8 million for the first six months of 2019, compared to $5.1 million for the first six months of 2018. The $1.3 million decrease is the direct result of our decreases in salaries and related benefits of $0.7 million and decreases in sales commissions and legal expenses of $0.1 million. The lower expenses were partially offset by increased consulting expenses of $0.1 million in the first six months of 2019.

Restructuring

During the first half of 2019, we implemented phased actions to reduce costs in order to minimize cash usage while continuing to pursue strategic alternatives. The actions taken were limited to an initial phase while the options under strategic review were considered and evaluated, including the issuance of subordinated convertible notes as discussed in Note 7, “Debt,” included under Item 1 of the Quarterly Report.

Our initial actions included the elimination of twelve positions (three during the first quarter of 2019 and nine during the second quarter of 2019), costs associated with closing our offices in San Jose, California and Taipei, Taiwan during the first half of 2019, restructuring of the sales organization and incentive plan, flattening of the senior management team, additional operational streamlining, management compensation reductions, and outsourcing of certain functions including warehousing and marketing. In connection with these actions, we recorded severance and related benefits charges of $0.2 million during the six months ended June 30, 2019.

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

For the six months ended June 30, 2018, we recorded restructuring credits totaling approximately $0.05 million, primarily related to the revision of our initial estimates of the cost and offsetting sublease income for the remaining lease obligations for the former New York, New York and Arlington, Virginia offices. For additional information regarding the restructuring actions taken in the 2017, please refer to Note 3, “Restructuring,” included under Item 8 of our 2018 Annual Report.

While substantial doubt about our ability to continue as a going concern continued to exist at June 30, 2019, the impact of the restructuring actions and initiatives described above, have reduced our operating expenses to be more commensurate with our sales volumes. Despite this, we continue to incur losses and have a substantial accumulated deficit, raising substantial doubt about our ability to continue as a going concern at both December 31, 2018 and June 30, 2019. Considering both quantitative and qualitative information, we continue to believe that the combination of our plans to obtain additional external funding, restructuring actions, current financial position, liquid resources, obligations due or anticipated within the next year, executive reorganization, development and implementation of an excess inventory plan, and implementation of our product development and sales channel strategy, if adequately executed, will provide us with an ability to finance our operations through 2020 and will mitigate the substantial doubt about our ability to continue as a going concern. Please refer to Note 7, “Debt,” included under Item 1 of this Quarterly Report for more information on the additional financing we received on March 29, 2019 to fund our near-term operations.

Other expenses (income)

Other expense was $79 thousand for the second quarter of 2019, compared to other expense of $2 thousand for the second quarter of 2018. Other expense was $98 thousand for the six months ended June 30, 2019 compared to other income of $19 thousand for the six months ended June 30, 2018. The expenses in 2019 primarily consisted of non-cash amortization of deferred financing costs related to the revolving credit facility we entered into on December 11, 2018. The income in 2018 related to the gain on the sale of equipment previously classified as held for sale.

Provision for income taxes

Due to the operating losses incurred during the three and six months ended June 30, 2019 and 2018, and after application of the annual limitation set forth under Section 382 of the IRC, it was not necessary to record a provision for U.S. federal income tax or various states income taxes as income tax benefits are fully offset by a valuation allowance recorded.

Net loss

For three months ended June 30, 2019, our net loss was $2.3 million, compared to $1.8 million for the three months ended June 30, 2018. The increase in the net loss was primarily driven by the lower gross profit in the first quarter of 2019, partially offset by lower operating expenses, as previously discussed.

For the six months ended June 30, 2019, our net loss was $5.1 million, compared to $4.2 million for the six months ended June 30, 2018. The increase in net loss was primarily driven by the lower gross profit during the first half of 2019, partially offset by lower operating expenses as previously discussed.

Financial condition

While we had cash and cash equivalents of $2.2 million at June 30, 2019, which includes $0.3 million restricted cash held, we had a total of $3.4 million in debt, including $1.7 million outstanding on our revolving credit facility and $1.7 million in subordinated convertible notes. We have historically incurred substantial losses, and as of June 30, 2019, we had an accumulated deficit of $122.6 million. Additionally, our sales have been concentrated in a few major customers and for the six months ended June 30, 2019, two customers accounted for approximately 17 percent and 28 percent of net sales.

As a result of the restructuring actions and initiatives described above, we have reduced our operating expenses to be more commensurate with our sales volumes, however, we continue to incur losses and have a substantial accumulated deficit, and substantial doubt about our ability to continue as a going concern continues to exist at June 30, 2019.

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

•
loans or other debt instruments may have terms and/or conditions, such as interest rate, conversion price, restrictive covenants and control or revocation provisions, which are not acceptable to management or our board of directors; and

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

Considering both quantitative and qualitative information, we continue to believe that the combination of our plans to obtain additional external funding, restructuring actions, current financial position, liquid resources, obligations due or anticipated within the next year, executive reorganization, development and implementation of an excess inventory plan, and implementation of our product development and sales channel strategy, if adequately executed, will provide us with an ability to finance our operations through 2020 and will mitigate the substantial doubt about our ability to continue as a going concern.

Liquidity and capital resources
Cash and cash equivalents
At June 30, 2019, our cash and cash equivalents balance was approximately $2.2 million, compared to approximately $6.3 million at December 31, 2018. The balance at June 30, 2019 and December 31, 2018 included restricted cash of $0.3 million for a letter of credit requirement under a lease obligation.

The following summarizes cash flows from operating, investing, and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows (in thousands):

	Six months ended June 30,
	2019	2018
Net cash used in operating activities	$(5,120)	$(2,300)

Net cash (used in) provided by investing activities	$(28)	$183

Net cash provided by (used in) financing activities	$1,015	$(18)

Net cash used in operating activities

Net cash used in operating activities was $5.1 million for the six months ended June 30, 2019, and resulted primarily from the net loss incurred of $5.1 million, adjusted for non-cash items, including: depreciation, stock-based compensation, provisions for inventory and warranty reserves and working capital changes. During the six months ended June 30, 2019, we used $1.5 million in cash for accounts payable, primarily due to the timing of inventory receipts and payments, and $0.4 million through a decrease in accounts receivable, due to the higher shipments in the first half of 2019 as compared to December 2018. In addition, prepaid and other assets decreased by $0.4 million as the inventory for which we paid deposits to our contract manufacturers in prior quarters was received in the first quarter of 2019.

Net cash used in operating activities was $2.3 million for the six months ended June 30, 2018, and resulted primarily from the net loss incurred of $4.2 million, adjusted for non-cash items, including: depreciation, stock-based compensation, provisions for inventory and warranty reserves and working capital changes. During the six months ended June 30, 2018, we generated cash of $1.5 million through an increase in accounts payable, due to our payment terms with our vendors; $0.4 million through reduction in our inventory, due to the volume and timing of inventory receipts; and $0.2 million through the collection of accounts receivable, due to the timing and volume of our shipments in December 2017 compared to June 2018. Partially offsetting these increases in cash was an increase in prepaid and other assets of $0.4 million, related to deposits paid to our contract manufacturers on inventory to be shipped in subsequent quarters.

Net cash (used in) provided by investing activities

Net cash used in investing activities was $28 thousand for the six months ended June 30, 2019, and resulted primarily from the purchase of tooling to support production operations. Net cash provided by investing activities was $0.2 million for the six months ended June 30, 2018, and resulted primarily from the sale of certain equipment previously classified as held for sale, partially offset by purchases of computer equipment, equipment to support production operations and leasehold improvements.

Net cash provided by (used in) financing activities

Net cash provided by financing activities during the six months ended June 30, 2019 was $1.0 million, primarily resulting from the $1.7 million in proceeds we received for the subordinated convertible notes we entered into on March 29, 2019, partially offset by net repayments of $0.6 million on borrowings under the credit facility we entered into on December 11, 2018. In addition, we used approximately $0.1 million to issue and immediately repurchase our stock for employee tax withholding related to restricted stock unit vesting during the period. Net cash used in financing activities during the six months ended June 30, 2018 was $18 thousand, resulting from issuing and immediately repurchasing our stock for employee tax withholding related to restricted stock unit vesting.

Contractual obligations

As of June 30, 2019, we had approximately $0.9 million in outstanding purchase commitments for inventory. Of this amount, approximately $0.6 million is expected to ship in the third quarter of 2019 with the balance expected to ship in the fourth quarter of 2019 and the first quarter of 2020.

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

For the three months ended June 30, 2019, sales to our primary distributor for the U.S. Navy and a regional commercial lighting retrofit company located in Texas accounted for approximately 13 percent and 26 percent of net sales, respectively. When sales to our primary distributor for the U.S. Navy are combined with sales to a shipbuilder for the U.S. Navy, total net sales of products for the U.S. Navy comprised approximately 20 percent of net sales for the same period. For the three months ended June 30, 2018, sales to our primary distributor for the U.S. Navy, a global healthcare provider located in Northeast Ohio, and a regional commercial lighting retrofit company located in Texas accounted for approximately 29 percent, 15 percent and 11 percent of net sales, respectively. When sales to our primary distributor for the U.S. Navy are combined with sales to a shipbuilder for the U.S. Navy, total net sales of products for the U.S. Navy comprised approximately 33 percent of net sales for the same period.

For the six months ended June 30, 2019, sales to our primary distributor for the U.S. Navy and a regional commercial lighting retrofit company located in Texas accounted for approximately 17 percent and 28 percent of net sales, respectively. When sales to our primary distributor for the U.S. Navy are combined with sales to a shipbuilder for the U.S. Navy, total net sales of products for the U.S. Navy comprised approximately 26 percent of net sales for the same period. For the six months ended June 30, 2018, sales to our primary distributor for the U.S. Navy and a global healthcare provider located in Northeast Ohio accounted for approximately 37 percent and 12 percent of net sales, respectively. When sales to our primary distributor for the U.S. Navy are combined with sales to a shipbuilder for the U.S. Navy, total net sales of products for the U.S. Navy comprised approximately 41 percent of net sales for the same period.

A regional commercial lighting retrofit company located in Texas and our primary distributor for the U.S. Navy accounted for approximately 26 percent and 13 percent of net trade accounts receivable, respectively, at June 30, 2019. At December 31, 2018, our primary distributor for the U.S. Navy accounted for approximately 40 percent of net trade accounts receivable.

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
Pursuant to Rule 13a-15(b) under the Exchange Act, our management must evaluate, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as of June 30, 2019, the end of the period covered by this report. Mr. James Tu, our current Chief Executive Officer, joined our board of directors on April 1, 2019 and became our Chief Executive officer on April 2, 2019. Mr. Tod A. Nestor, our current Chief Financial Officer, assumed that role on July 1, 2019. While our current Chief Financial Officer was not serving in such position as of June 30, 2019, management, with the participation of our current Chief Executive Officer and Chief Financial Officer, did evaluate the effectiveness of our disclosure controls and procedures as of the end of period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of the end of the period covered by this report due to the material weakness in our internal control over financial reporting discussed below.
As previously disclosed in our quarterly report on Form 10-Q for the quarterly period ended March 31, 2019, we determined that we had a material weakness in our internal control over financial reporting primarily due to segregation of duties due to low staffing levels in the finance function that lead to the lack of sufficient levels of proper supervision and review by employees for non-routine accounting and related financial reporting matters. Such a conclusion reflects, in part, the departure of the Company’s previous Chief Financial Officer and Chief Executive Officer with signed agreements on March 29, 2019 that were effective April 1, 2019. In addition, the Company’s full-time Controller departed the Company on July 5, 2019. Until we are able to remedy our material weakness, we are relying on the assistance of third-party consultants to assist with accounting for non-routine transactions and certain financial reporting matters.

However, this material weakness does have compensating controls in the form of:

•	an independent audit committee of our board of directors;
•	use of external consultants to assist with financial reporting;
•	detailed written documentation of our internal control policies and procedures; and
•	a Code of Business Conduct and Ethics and a whistleblower policy.

We have taken steps to enhance our internal control over financial reporting and plan to take additional steps to remediate the material weakness. Specifically:

•
As mentioned, as of July 1, 2019, we hired our new Chief Financial Officer and President, Tod A. Nestor, a licensed CPA, CMA, CFM, and CFA, and thirteen-year CFO, as well as former public company CFO who will focus on the development of the finance and accounting function. Mr. Nestor replaces the interim CFO role the CEO was fulfilling.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2019, we were not involved in any material legal proceedings.

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

3.6	Certificate of Elimination of the Series A Participating Preferred Stock (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on April 1, 2019).
3.7	Bylaws of Energy Focus, Inc. (incorporated by reference to Exhibit 3.5 to the Registrant’s Annual Report on Form 10-K filed on March 10, 2016).

10.1
President and Chief Financial Officer Offer Letter dated June 18, 2019 between Tod A. Nestor and Energy Focus, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on July 22, 2019).

10.2
Form of Amended and Restated Subordinated Convertible Promissory Note entered into by the Company and each of the Investors thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 30, 2019).

10.3	Executive Bonus Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 19, 2019).
10.4
Separation Agreement and Release between Energy Focus, Inc. and Theodore L. Tewksbury III, effective as of April 1, 2019 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on April 1, 2019).

10.5
Separation Agreement and Release between Energy Focus, Inc. and Jerry Turin, effective as of April 1, 2019 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on April 1, 2019).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 +	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101
The following financial information from our Quarterly Report for the quarter ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2019 and December 31, 2018, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2019 and 2018, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2019, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018, and (vi) the Notes to Condensed Consolidated Financial Statements.

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

ENERGY FOCUS, INC.

Date:	September 13, 2019	By:	/s/ James Tu
James Tu
Chairman and Chief Executive Officer

By:	/s/ Tod A. Nestor
Tod A. Nestor
President, Chief Financial Officer and Secretary