Form 10-Q
period 2019-09-30
ENERGY FOCUS, INC/DE
filed 2019-11-13
CIK 924168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

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

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of November 11, 2019 was 12,370,030.

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

We believe that important factors that could cause our actual results to differ materially from forward-looking statements include, but are not limited to, the risks and uncertainties outlined under “Risk Factors” under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 and other matters described in this Quarterly Report generally. Some of these factors include:

•	our need for additional financing in the near term to continue our operations;

•	our liquidity and refinancing demands;

•	our ability to obtain refinancing or extend maturing debt;

•	our ability to continue as a going concern for a reasonable period of time;

•	our ability to implement plans to increase sales and control expenses;

•	our reliance on a limited number of customers for a significant portion of our revenue, and our ability to maintain or grow such sales levels;

•	our ability to increase demand in our targeted markets and to manage sales cycles that are difficult to predict and may span several quarters;

•	the timing of large customer orders, significant expenses and fluctuations between demand and capacity as we invest in growth opportunities;

•	our ability to compete effectively against companies with lower cost structures or greater resources, or more rapid development efforts, and new competitors in our target markets;

•	our ability to successfully scale our network of sales representatives, agents, and distributors to match the sales reach of larger, established competitors;

•	market acceptance of our high-quality LED lighting technologies and products;

•	our ability to remediate our material weakness and otherwise comply with our obligations as a public company and under Nasdaq listing standards;

•	our ability to attract and retain qualified personnel, and to do so in a timely manner;

•	the impact of any type of legal inquiry, claim, or dispute;

•	general economic conditions in the United States and in other markets in which we operate or secure products;

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

ITEM 1. FINANCIAL STATEMENTS
ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	(Unaudited)
	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$634	$6,335
Trade accounts receivable, less allowances of $53 and $33, respectively	1,782	2,201
Inventories, net	7,399	8,058
Prepaid and other current assets	642	1,094
Total current assets	10,457	17,688

Property and equipment, net	375	610
Operating lease, right-of-use asset	1,415	—
Restructured lease, right-of-use asset	375	—
Other assets	206	194
Total assets	$12,828	$18,492

LIABILITIES
Current liabilities:
Accounts payable	$1,228	$3,606
Accrued liabilities	184	73
Accrued legal and professional fees	150	160
Accrued payroll and related benefits	332	435
Accrued sales commissions	68	115
Accrued severance	10	188
Accrued restructuring	23	156
Accrued warranty reserve	343	258
Deferred revenue	24	30
Operating lease liabilities	541	—
Restructured lease liabilities	313	—
Finance lease liabilities	3	—
Credit line borrowings	1,323	2,219
Convertible notes	1,700	—
Total current liabilities	6,242	7,240

Other liabilities	20	200
Operating lease liabilities	1,071	—
Restructured lease liabilities	250	—
Finance lease liabilities	5	—
Total liabilities	7,588	7,440

STOCKHOLDERS' EQUITY
Preferred stock, par value $0.0001 per share:
Authorized: 2,000,000 shares in 2019 and 2018
Issued and outstanding: no shares in 2019 and 2018	—	—
Common stock, par value $0.0001 per share:
Authorized: 30,000,000 shares in 2019 and 2018
Issued and outstanding: 12,370,030 at September 30, 2019 and 12,090,695 at December 31, 2018	1	1
Additional paid-in capital	128,808	128,367
Accumulated other comprehensive loss	(3)	(1)
Accumulated deficit	(123,566)	(117,315)
Total stockholders' equity	5,240	11,052
Total liabilities and stockholders' equity	$12,828	$18,492
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net sales	$2,915	$5,158	$9,174	$14,989
Cost of sales	1,887	3,877	8,157	11,596
Gross profit	1,028	1,281	1,017	3,393

Operating expenses:
Product development	191	638	1,035	1,940
Selling, general, and administrative	1,689	2,543	5,524	7,611
Restructuring	(19)	1	243	(46)
Total operating expenses	1,861	3,182	6,802	9,505
Loss from operations	(833)	(1,901)	(5,785)	(6,112)

Other expenses (income):
Interest expense	67	2	136	4
Other expenses (income)	46	17	144	(2)
Net loss	$(946)	$(1,920)	$(6,065)	$(6,114)

Net loss per share - basic and diluted	$(0.08)	$(0.16)	$(0.49)	$(0.51)

Weighted average shares used in computing net loss per share:
Basic and diluted	12,370	12,059	12,278	11,970

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net loss	$(946)	$(1,920)	$(6,065)	$(6,114)

Other comprehensive loss:
Foreign currency translation adjustments	—	—	(2)	(3)
Comprehensive loss	$(946)	$(1,920)	$(6,067)	$(6,117)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount

Balance at December 31, 2018	12,091	$1	$128,367	$(1)	$(117,315)	$11,052
Adjustment to beginning retained earnings upon adoption of Topic 842	—	—	—	—	(186)	(186)
Issuance of common stock under employee stock option and stock purchase plans	150	—	—	—	—	—
Common stock withheld in lieu of income tax withholding on vesting of restricted stock units	(50)	—	(111)	—	—	(111)
Stock-based compensation	—	—	543	—	—	543
Net loss for the three months ended March 31, 2019	—	—	—	—	(2,865)	(2,865)
Balance at March 31, 2019	12,191	$1	$128,799	$(1)	$(120,366)	$8,433
Issuance of common stock under employee stock option and stock purchase plans	179	—	—	—	—	—
Common stock withheld in lieu of income tax withholding on vesting of restricted stock units	—	—	(5)	—	—	(5)
Stock-based compensation	—	—	(20)	—	—	(20)
Foreign currency translation adjustment	—	—	—	(2)	—	(2)
Net loss for the three months ended June 30, 2019	—	—	—	—	(2,254)	(2,254)
Balance at June 30, 2019	12,370	$1	$128,774	$(3)	$(122,620)	$6,152
Stock-based compensation	—	—	34	—	—	34
Net loss for the three months ended September 30, 2019	—	—	—	—	(946)	(946)
Balance at September 30, 2019	12,370	$1	$128,808	$(3)	$(123,566)	$5,240

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount

Balance at December 31, 2017	11,869	$1	$127,493	$2	$(108,204)	$19,292
Issuance of common stock under employee stock option and stock purchase plans	74	—	—	—	—	—
Common stock withheld in lieu of income tax withholding on vesting of restricted stock units	(12)	—	(32)	—	—	(32)
Stock-based compensation	—	—	195	—	—	195
Foreign currency translation adjustment	—	—	—	1	—	1
Net loss for the three months ended March 31, 2018	—	—	—	—	(2,390)	(2,390)
Balance at March 31, 2018	11,931	$1	$127,656	$3	$(110,594)	$17,066
Issuance of common stock under employee stock option and stock purchase plans	119	—	22	—	—	22
Common stock withheld in lieu of income tax withholding on vesting of restricted stock units	(3)	—	(7)	—	—	(7)
Stock-based compensation	—	—	235	—	—	235
Foreign currency translation adjustment	—	—	—	(4)	—	(4)
Net loss for the three months ended June 30, 2018	—	—	—	—	(1,804)	(1,804)
Balance at June 30, 2018	12,047	$1	$127,906	$(1)	$(112,398)	$15,508
Issuance of common stock under employee stock option and stock purchase plans	34	—	(1)	—	—	(1)
Common stock withheld in lieu of income tax withholding on vesting of restricted stock units	(10)	—	(21)	—	—	(21)
Stock-based compensation	—	—	276	—	—	276
Net loss for the three months ended September 30, 2018	—	—	—	—	(1,920)	(1,920)
Balance at September 30, 2018	12,071	$1	$128,160	$(1)	$(114,318)	$13,842

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine months ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(6,065)	$(6,114)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	277	399
Stock-based compensation	557	706
Provision for doubtful accounts receivable	20	(15)
Provision for slow-moving and obsolete inventories and valuation reserves	(643)	(532)
Provision for warranties	107	46
Amortization of loan origination fees	72	—
Loss on dispositions of property and equipment	15	4
Changes in operating assets and liabilities:
Accounts receivable	400	648
Inventories	1,301	(184)
Prepaid and other assets	368	(647)
Accounts payable	(2,311)	1,447
Accrued and other liabilities	(421)	391
Deferred revenue	(6)	5
Total adjustments	(264)	2,268
Net cash used in operating activities	(6,329)	(3,846)

Cash flows from investing activities:
Acquisitions of property and equipment	(57)	(57)
Proceeds from the sale of property and equipment	—	240
Net cash (used in) provided by investing activities	(57)	183

Cash flows from financing activities:
Proceeds from exercises of stock options and employee stock purchase plan purchases	—	21
Common stock withheld to satisfy income tax withholding on vesting of restricted stock units	(116)	(60)
Principal payments under finance lease obligations	(2)	—
Proceeds from convertible notes	1,700	—
Net repayments on credit line borrowings	(896)	—
Net cash provided by (used in) financing activities	686	(39)

Effect of exchange rate changes on cash	(1)	(5)

Net decrease in cash and cash equivalents	(5,701)	(3,707)
Cash and cash equivalents, beginning of period	6,335	10,761
Cash and cash equivalents, end of period	$634	$7,054

Classification of cash and cash equivalents:
Cash and cash equivalents	$292	$6,712
Restricted cash held	$342	$342
Cash and cash equivalents, end of period	$634	$7,054
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
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

Product development is a key focus for us. Our product development team is dedicated to developing and designing leading-edge technology LED lighting products based upon the very important input - voice of the customer.

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

We have prepared the accompanying financial data for the three and nine months ended September 30, 2019 and 2018 pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The accompanying financial data and information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Annual Report”). The Condensed Consolidated Balance Sheet as of December 31, 2018 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly our Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018, Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2019 and 2018, Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2019 and 2018, and Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018.

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

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

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

For the three months ended September 30, 2019, sales to our primary distributor for the U.S. Navy, a regional commercial lighting retrofit company located in Texas and a global healthcare provider located in Northeast Ohio accounted for approximately 27 percent, 14 percent and 15 percent of net sales, respectively. When sales to our primary distributor for the U.S. Navy are combined with sales to a shipbuilder for the U.S. Navy, total net sales of products for the U.S. Navy comprised approximately 30 percent of net sales for the same period. For the three months ended September 30, 2018, sales to our primary distributor for the U.S. Navy and a regional commercial lighting retrofit company located in Texas accounted for approximately 48 percent and 15 percent of net sales, respectively. When sales to our primary distributor for the U.S. Navy are combined with sales to a shipbuilder for the U.S. Navy, total net sales of products for the U.S. Navy comprised approximately 53 percent of net sales for the same period.

For the nine months ended September 30, 2019, sales to our primary distributor for the U.S. Navy and a regional commercial lighting retrofit company located in Texas accounted for approximately 20 percent and 23 percent of net sales, respectively. When sales to our primary distributor for the U.S. Navy are combined with sales to a shipbuilder for the U.S. Navy, total net sales of products for the U.S. Navy comprised approximately 27 percent of net sales for the same period. For the nine months ended September 30, 2018, sales to our primary distributor for the U.S. Navy and a regional commercial lighting retrofit company located in Texas accounted for approximately 41 percent and 10 percent of net sales, respectively. When sales to our primary distributor for the U.S. Navy are combined with sales to a shipbuilder for the U.S. Navy, total net sales of products for the U.S. Navy comprised approximately 45 percent of net sales for the same period.

A regional commercial lighting retrofit company located in Texas, our primary distributor for the U.S. Navy and a global healthcare provider located in Northeast Ohio accounted for approximately 11 percent, 37 percent and 13 percent of net trade accounts receivable, respectively, at September 30, 2019. At December 31, 2018, our primary distributor for the U.S. Navy accounted for approximately 40 percent of net trade accounts receivable.

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

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

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

On adoption, we recognized additional operating lease liabilities of approximately $2.9 million, with corresponding right-of-use assets based on the present value of the remaining minimum rental payments for our existing operating leases. The operating lease right-of-use assets recorded upon adoption were offset by the carrying value of liabilities previously recorded under Accounting Standards Codification (“ASC”) Topic 420, Exit or Disposal Cost Obligations (“Topic 420”) and impairment charges totaling $0.3 million and $0.2 million, respectively. Refer to Note 6, “Leases” below for additional disclosures relating to the Company’s leasing arrangements.

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

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

The following table provides a disaggregation of product net sales for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net sales:
Commercial	$1,733	$2,292	$5,847	$7,469
Military	1,182	2,866	3,327	7,520
Total net sales	$2,915	$5,158	$9,174	$14,989

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

Geographic information

Approximately 97 percent of our long-lived fixed assets are located in the United States, with the remainder located in our recently closed product development center in Taiwan. There were no net sales attributable to customers outside the United States for the three months ended September 30, 2019 and such sales were less than one percent of net sales for the three months ended September 30, 2018. Net sales attributable to customers outside the United States accounted for less than one percent and two percent of our total net sales for the nine months ended September 30, 2019 and 2018, respectively. The geographic location of our net sales is derived from the destination to which we ship the product.

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

As a result of the net loss we incurred for the three and nine months ended September 30, 2019, zero and 31 thousand potentially dilutive equity awards, respectively, were excluded from the net loss per share calculation, as their inclusion would have been anti-dilutive. As a result of the net loss we incurred for the three and nine months ended September 30, 2018, approximately 62 thousand and 90 thousand potentially dilutive equity awards, respectively, were excluded from the net loss per share calculation for this same reason. Therefore, for the three and nine months ended September 30, 2019 and 2018, the basic weighted average shares outstanding were used in calculating diluted loss per share.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

The following is a reconciliation of the numerator and denominator of the basic and diluted net loss per share computations for the periods presented below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(946)	$(1,920)	$(6,065)	$(6,114)

Denominator:
Basic weighted average common shares outstanding	12,370	12,059	12,278	11,970
Diluted weighted average shares	12,370	12,059	12,278	11,970

Product warranties

Through March 31, 2016, we warranted finished goods against defects in material and workmanship under normal use and service for periods generally between one and five years. Beginning April 1, 2016, we warrant our commercial LEDFL Tubular LED Lamps (excluding Battery Backup TLED), the troffer luminaires, and certain Globe Lights for a period of ten years and all other LED Products for five years. Beginning in October 2019, LEDFL Tubular LED Lamps (excluding Red Caps) are warranted for ten years, and the warranty for all of our other products is five years. Warranty settlement costs consist of actual amounts expensed for warranty, which are largely a result of the cost of replacement products provided to our customers. A liability for the estimated future costs under product warranties is maintained for products under warranty based on the actual claims incurred to date and the estimated nature, frequency, and costs of future claims. These estimates are inherently uncertain and changes to our historical or projected experience may cause material changes to our warranty reserves in the future. We continuously review the assumptions related to the adequacy of our warranty reserve, including product failure rates, and make adjustments to the existing warranty liability when there are changes to these estimates or the underlying replacement product costs, or the warranty period expires. The following table summarizes warranty activity for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Balance at beginning of period	$342	$196	$258	$174
Warranty accruals for current period sales	5	31	34	46
Adjustments to existing warranties	—	47	77	101
In kind settlements made during the period	(4)	(14)	(26)	(61)
Accrued warranty reserve	$343	$260	$343	$260

NOTE 3. RESTRUCTURING

During the first half of 2019, we implemented phased actions to reduce costs in order to minimize cash usage while continuing to pursue strategic alternatives. The actions taken were limited to an initial phase while the options under strategic review were considered and evaluated, including the issuance of subordinated convertible notes as discussed in Note 7, “Debt.”

Our initial actions included the elimination of twelve positions (three during the first quarter of 2019 and nine during the second quarter of 2019), costs associated with closing our offices in San Jose, California and Taipei, Taiwan during the first half of

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

2019, restructuring of the sales organization and incentive plan, flattening of the senior management team, additional operational streamlining, management compensation reductions, and outsourcing of certain functions including warehousing and marketing. In connection with these actions, we recorded severance and related benefits charges of $0.2 million during the first six months of 2019. There were no material restructuring charges recorded during the third quarter of 2019.

For the nine months ended September 30, 2018, we recorded net restructuring credits totaling approximately $(46) thousand, primarily related to the revision of our initial estimates of the cost and offsetting sublease income for the remaining lease obligations for the former New York, New York and Arlington, Virginia offices. For additional information regarding the restructuring actions taken as part of the 2017 restructuring plan, please refer to Note 3, “Restructuring,” included under Item 8 of our 2018 Annual Report.

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

The following is a reconciliation of the beginning and ending balances of our restructuring liability as it relates to the 2017 restructuring plan (in thousands):

Facilities
Balance at December 31, 2018	$350
Accretion of lease obligations	3
Reclassification upon adoption of Topic 842	(273)
Payments	(37)
Balance at September 30, 2019	$43

The following is a reconciliation of the ending balance of our restructuring liability at September 30, 2019 to the balance sheet:

Restructuring Liability
Balance at September 30, 2019	$43
Less, short-term restructuring liability	23
Long-term restructuring liability, included in other liabilities	$20

At September 30, 2019, we had $0.6 million in cash and cash equivalents, which includes $0.3 million restricted cash held, and total debt of $3.0 million, including $1.3 million outstanding on the revolving credit facility we entered into on December 11, 2018 and $1.7 million in subordinated convertible notes we entered into on March 29, 2019. Please refer to Note 7, “Debt” for more information on the additional financing we received on March 29, 2019 to fund our near-term operations.

As a result of the restructuring actions and initiatives described above, we have reduced our operating expenses to be more commensurate with our sales volumes, however, we continue to incur losses and have a substantial accumulated deficit, and substantial doubt about our ability to continue as a going concern continues to exist at September 30, 2019.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

Since the executive transition on April 1, 2019, we have continued to evaluate and assess strategic options as we seek to achieve a profitable business model and maximize value for our stockholders. Our plans to achieve profitability include continuing to develop new technologies into sustainable product lines that allow us to effectively compete to expand our customer base, expand into new and attractive geographic markets, execute our marketing and sales plans, evaluate our optimal organizational structure, and continue to improve our supply chain and organizational structure. The restructuring and cost cutting initiatives implemented during 2017 and 2019 were designed to allow us to effectively execute this strategy; however, our efforts may not occur as quickly as we envision or be successful, due to the long sales cycle in our industry, the corresponding time required to ramp up sales from new products and markets into this sales cycle, the timing of introductions of additional new products, significant competition, and potential volatility given our customer concentration, among other factors. As a result, we will continue to review and pursue selected external funding sources to ensure adequate financial resources to execute across the timelines required to achieve these objectives including, but not limited to, the following:

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

•
loans or other debt instruments may have terms and/or conditions, such as interest rate, restrictive covenants, conversion features, refinancing demands, and control or revocation provisions, which are not acceptable to management or our board of directors; and

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

On May 15, 2019, we received a letter from the Nasdaq Stock Market (“Nasdaq”) advising us that for 30 consecutive trading days preceding the date of the letter, the bid price of our common stock had closed below the $1.00 per share minimum required for continued listing on the The Nasdaq Capital Market pursuant to listing rules. Therefore we could be subject to delisting if we did not regain compliance within the compliance period or extend the compliance period by filing for an extension. On October 15, 2019, the Company formally requested a 180 day extension beginning November 12, 2019 and is evaluating options to regain compliance.

On August 23, 2019, the Company received a notification dated August 21, 2019 from the Nasdaq informing the Company that it was not in compliance with Nasdaq Listing Rule 5250(c)(1) which requires listed companies to timely file all required periodic financial reports with the SEC. The Nasdaq notification letter specified that the Company had 60 calendar days, or until no later than October 21, 2019, to submit a plan to regain compliance with the Listing Rule. The Company filed its quarterly report on Form 10-Q for the quarter ended June 30, 2019 on September 13, 2019 and is now in compliance as of the date of the filing of such quarterly report.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

NOTE 4. INVENTORIES

Inventories are stated at the lower of standard cost (which approximates actual cost determined using the first-in, first-out cost method) or net realizable value, and consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Raw materials	$4,329	$4,041
Finished goods	6,640	8,229
Reserves for excess, obsolete, and slow-moving inventories and valuation reserves - Raw Materials	(1,331)	(1,261)
Reserves for excess, obsolete, and slow-moving inventories and valuation reserves - Finished Goods	(2,239)	(2,951)
Inventories, net	$7,399	$8,058

NOTE 5. PROPERTY AND EQUIPMENT AND ASSETS HELD FOR SALE

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets and consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Equipment (useful life 3 to 15 years)	$1,457	$1,511
Tooling (useful life 2 to 5 years)	394	371
Vehicles (useful life 5 years)	47	47
Furniture and fixtures (useful life 5 years)	137	137
Computer software (useful life 3 years)	1,043	1,043
Leasehold improvements (the shorter of useful life or lease life)	211	211
Finance lease right-of-use asset	13	—
Projects in progress	68	55
Property and equipment at cost	3,370	3,375
Less: accumulated depreciation	(2,995)	(2,765)
Property and equipment, net	$375	$610

Depreciation expense was $0.1 million for each of the three months ended September 30, 2019 and 2018. Depreciation expense was $0.3 million and $0.4 million, respectively, for the nine months ended September 30, 2019 and 2018.

During the first quarter of 2018, we completed the sale of the equipment that we previously classified as held for sale. We received net proceeds from the sale of $0.2 million and recognized a gain on the sale of approximately $18 thousand for the three months ended March 31, 2018. The gain on the sale is classified on our Condensed Consolidated Statements of Operations under the caption, “Other expense (income) .”

NOTE 6. LEASES

The Company leases certain equipment, manufacturing, warehouse and office space under non-cancellable operating leases expiring through 2024 under which it is responsible for related maintenance, taxes and insurance. The Company has one finance lease containing a bargain purchase option upon expiration of lease in 2022. The lease term consists of the non-cancellable period of the lease, periods covered by options to extend the lease if the Company is reasonably certain to exercise the option, and periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise the

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

option. The present value of the remaining lease obligation for these leases was calculated using an incremental borrowing rate (“IBR”) of 7.25%, which was the Company’s borrowing rate on the revolving credit agreement signed on December 11, 2018. The weighted average remaining lease term for operating, restructuring and finance leases is 2.83 years, 1.75 years, and 2.58 years, respectively.
The Company has two restructured leases with sub-lease components for the New York, New York and Arlington, Virginia offices that were closed in 2017. The New York, New York lease expires in 2021 and the Arlington, Virginia lease expired in September 2019. At the “cease use” date in 2017, the Company recorded the present value of the future minimum payments under the leases and costs that continue to be incurred with no economic benefit to the Company in accordance with Topic 420. The Company entered into sub-leases for both offices and included the estimated sub-lease payments as an offset to the remaining lease obligations, as required by Topic 420. In adopting Topic 842, the carrying value of the aforementioned net liabilities has been reclassified as a reduction of the restructured lease, right-of-use asset, which totaled $0.3 million as of January 1, 2019. As part of the lease agreement for the New York, New York office, there is $0.3 million in a restricted cash account held at Key Bank which represents collateral against the related Letter of Credit issued as part of this agreement.
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

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

Components of the operating, restructured and finance lease costs for the three and nine months ended September 30, 2019, were as follows (in thousands):

	Three months ended September 30,	Nine months ended September 30,
	2019	2019

Operating lease cost
Sublease income	$(25)	$(75)
Lease cost	156	474
Operating lease cost, net	131	399

Restructured lease cost
Sublease income	(111)	(334)
Lease cost	105	321
Restructured lease cost, net	(6)	(13)

Finance lease cost
Interest on lease liabilities	1	2
Finance lease cost, net	1	2

Total lease cost, net	$126	$388

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

Supplemental balance sheet information related to the Company’s operating and finance leases as of September 30, 2019 are as follows (in thousands):

September 30,
2019

Operating Leases
Operating lease right-of-use assets	$1,415
Restructured lease right-of-use assets	375
Operating lease right-of-use assets, total	1,790

Operating lease liabilities	1,612
Restructured lease liabilities	563
Operating lease liabilities, total	2,175

Finance Leases
Property and equipment	13
Allowances for depreciation	(5)
Finance lease assets, net	8

Finance lease liabilities	8
Total finance lease liabilities	$8
Future minimum lease payments required under operating, restructured and finance leases for each of the 12-month rolling periods below in effect at September 30, 2019 are as follows (in thousands):

	Operating Leases	Restructured Leases	Restructured Leases Sublease Payments	Finance Lease
October 2019 to September 2020	$636	$342	$(273)	3
October 2020 to September 2021	636	257	(204)	3
October 2021 to September 2022	481	—	—	2
October 2022 to September 2023	16	—	—	—
October 2023 to September 2024	5	—	—	—
Total future undiscounted lease payments	1,774	599	(477)	8
Less imputed interest	(162)	(36)	28	—
Total lease obligations	$1,612	$563	$(449)	$8

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

Supplemental cash flow information related to leases for the nine months ended September 30, 2019, was as follows (in thousands):

Nine months ended September 30,
2019
Supplemental cash flow information
Cash paid, net, for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$402
Operating cash flows from restructured leases	$70
Financing cash flows from finance leases	$2
NOTE 7. DEBT

Credit facility

As of September 30, 2019, borrowings under our revolving line of credit (“Credit Facility”) with Austin Financial Services were $1.3 million and are recorded in the Condensed Consolidated Balance Sheets as a current liability under the caption, “Credit line borrowings.” Unamortized debt issuance costs related to the Credit Facility were $0.1 million at September 30, 2019. These costs are recorded as current and long-term assets on the Condensed Consolidated Balance Sheets and have not been netted against the liability due to immateriality. The borrowing rate as of September 30, 2019 was 7.25%. At September 30, 2019, we had $1.2 million available for us to borrow under the Credit Facility.

In September 2019, Austin Financial Services authorized a temporary increase of $0.5 million to the amounts available in our line of credit as it relates to the inventory component of the original Credit Facility agreement. Amounts available to us are based on the amount of our available inventory, which is the lesser of 50 percent of the net realizable value of eligible inventory, or now, $1.0 million. This increase included a fee of $5 thousand which has been recorded as a current asset (in-line with the original debt issuance costs noted above) and will be amortized through February 2020. Additional information regarding our Credit Facility is included in Note 9, “Debt” to our 2018 Annual Report which was filed with the SEC on April 1, 2019.

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

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

The Company has accounted for this equity-linked hybrid instrument in accordance with applicable U.S. GAAP and, per analysis of the terms of the agreement, has determined it to be a debt-related instrument that does not require the equity-linked component to be bifurcated. The Company has recorded the Notes as short-term debt at cost in the amount of $1.7 million, as we expect the Notes to convert in less than 12 months. The issuance costs will be deferred and amortized until such time as the Notes convert. Unamortized debt issuance costs were $54 thousand at September 30, 2019. These costs are recorded as current and long-term assets on the Consolidated Balance Sheets and have not been netted against the liability due to immateriality.
NOTE 8. INCOME TAXES

As a result of the operating loss incurred during each of the three and nine months ended September 30, 2019 and 2018, and after the application of the annual limitation set forth under Section 382 of the Internal Revenue Code (“IRC”), it was not necessary to record a provision for U.S. federal income tax or various states income taxes.

At September 30, 2019 and December 31, 2018, we had a full valuation allowance recorded against our deferred tax assets.
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

The following table summarizes stock-based compensation expense and the impact it had on operations for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Cost of sales	$1	$8	$8	$27
Product development	2	31	24	86
Selling, general, and administrative	31	237	525	593
Total stock-based compensation	$34	$276	$557	$706

Total unearned stock-based compensation was $0.2 million at September 30, 2019, compared to $1.1 million at September 30, 2018. These costs will be charged to expense and amortized on a straight-line basis in future periods. The weighted average period over which the unearned compensation at September 30, 2019 is expected to be recognized is approximately 2.2 years.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

Pursuant to agreements dated March 29, 2019, and effective April 1, 2019, Theodore L. Tewksbury III resigned as Chairman of the Board, Chief Executive Officer and President, and Jerry Turin resigned as Chief Financial Officer and Secretary. In accordance with their separation agreements, Theodore Tewksbury’s outstanding restricted stock units vested immediately and one-third of Jerry Turin’s outstanding restricted stock units vested immediately. Any stock options vested for Theodore Tewksbury as of April 1, 2019, shall remain exercisable for one year following. All unvested stock options were cancelled. The impact of the accelerated vesting of the restricted stock units and cancellation of the stock options was recognized during the three months ended March 31, 2019 and totaled $0.3 million.

Stock options

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. Estimates utilized in the calculation include the expected life of the option, risk-free interest rate, and expected volatility, and are further comparatively detailed as follows:

	Nine months ended September 30,
	2019	2018
Fair value of options issued	$0.32	$1.41
Exercise price	$0.42	$1.97
Expected life of options (in years)	6.3	5.9
Risk-free interest rate	1.9%	2.6%
Expected volatility	90.0%	84.2%
Dividend yield	0.0%	0.0%

A summary of option activity under all plans for the nine months ended September 30, 2019 is presented as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)
Balance at December 31, 2018	292,871	$3.78
Granted	450,000	0.42
Canceled/forfeited	(151,993)	2.90
Expired	(27,525)	5.33
Balance at September 30, 2019	563,353	$1.26	9.1

Vested and expected to vest at September 30, 2019	420,864	$1.54	8.9

Exercisable at September 30, 2019	109,837	$4.63	6.3

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

Restricted stock units

A summary of restricted stock unit activity under all plans for the nine months ended September 30, 2019 is presented as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in years)
Balance at December 31, 2018	546,858	$2.54
Granted	27,187	1.04
Released	(377,894)	2.51
Canceled/forfeited	(152,441)	2.32
Balance at September 30, 2019	43,710	$2.62	1.2

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

As of September 30, 2019, we had approximately $0.8 million in outstanding purchase commitments for inventory. Of this amount, approximately $0.7 million is expected to ship in the fourth quarter of 2019 with the balance expected to ship in the first and second quarters of 2020.

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

Net sales decreased 38.8 percent for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, primarily driven by a 55.8 percent decrease in military sales period over period. Net sales of our commercial products decreased by 21.7 percent for the nine months ended September 30, 2019 as compared to the same prior year period. The sale cycles for the military market is dependent on many factors, including the availability of government funding, the timing and fulfillment of U.S. Navy awards, new ship construction, diversion of funds to other government needs, and the timing of vessel maintenance schedules. The sale cycles for our commercial target markets can range from several months to over one year and our financial results reflect volatility from the continued fluctuations in the timing, pace and size of commercial projects for a major healthcare customer.

At September 30, 2019, we had $0.6 million in cash and cash equivalents, which includes $0.3 million restricted cash held, and a total of $3.0 million in debt, including approximately $1.7 million in funding from the issuance of subordinated convertible notes. Additionally, at September 30, 2019, we had $1.2 million available for us to borrow under the revolving line of credit facility. During the first six months of 2019, we took additional actions to reduce our operating expenses to be more commensurate with our sales volumes. These actions resulted in additional restructuring charges of $0.2 million for severance and related benefits charges in connection with the elimination of twelve positions (three during the first quarter of 2019 and nine during the second quarter of 2019) and the closing of our offices in San Jose, California and Taipei, Taiwan. There were no material restructuring charges recorded during the third quarter 2019. Despite these actions, we continue to incur losses and have a substantial accumulated deficit, raising substantial doubt about our ability to continue as a going concern at September 30, 2019.

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

Results of operations

The following table sets forth items in our Condensed Consolidated Statements of Operations as a percentage of net sales for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.7	75.2	88.9	77.4
Gross profit	35.3	24.8	11.1	22.6

Operating expenses:
Product development	6.6	12.4	11.3	12.9
Selling, general, and administrative	57.9	49.3	60.2	50.8
Restructuring	(0.7)	—	2.6	(0.3)
Total operating expenses	63.8	61.7	74.1	63.4
Loss from operations	(28.5)	(36.9)	(63.0)	(40.8)

Other expenses:
Interest expense	2.3	—	1.5	—
Other expenses	1.6	0.3	1.6	—

Net loss	(32.4)%	(37.2)%	(66.1)%	(40.8)%

Net sales

A further breakdown of our net sales is presented in the following table (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Commercial products	$1,733	$2,292	$5,847	$7,469
Military products	1,182	2,866	3,327	7,520
Total net sales	$2,915	$5,158	$9,174	$14,989

Net sales of $2.9 million for the third quarter of 2019 decreased 43.5 percent compared to the third quarter of 2018 primarily driven by a decrease in military product sales. Net sales of our commercial products decreased 24.4 percent in the third quarter of 2019 compared to the third quarter of 2018, reflecting first, lower sales from our agency network that we have been consolidating and deemphasizing for sales and marketing efforts since our restructuring in April 2019, and second, fluctuations in the timing, pace and size of commercial projects. Net sales of our military products decreased 58.8 percent in the third quarter of 2019 as compared to the third quarter of 2018, reflecting the timing and fulfillment of U.S. Navy awards.

Net sales of $9.2 million for the first nine months of 2019 decreased 38.8 percent compared to the same period in 2018 primarily driven by a decrease in military product sales. Net sales of our commercial products decreased 21.7 percent in the first nine months of 2019 compared to the same period in 2018, reflecting fluctuations in the timing, pace and size of commercial projects. Net sales of our military products decreased 55.8 percent in the first nine months of 2019 compared to the same period in 2018. The sale cycles for the military market is dependent on many factors, including the availability of government funding, the timing and fulfillment of U.S. Navy awards, new ship construction and the timing of vessel maintenance schedules.

Gross profit

Gross profit was $1.0 million, or 35.3 percent of net sales, for the third quarter of 2019, compared to $1.3 million, or 24.8 percent of net sales, for the third quarter of 2018. As a result of current manufacturing and sales volumes, gross margin for the third quarter of 2019 included favorable inventory reserves of $0.4 million, or 13.5 percent of net sales, offset by unfavorable outbound freight costs of approximately $0.1 million. Gross margin for the third quarter of 2018 included unfavorable manufacturing variances and absorption of $0.3 million, or 6.2 percent of net sales.

Gross profit was $1.0 million, or 11.1 percent of net sales, for the first nine months of 2019 compared to $3.4 million, or 22.6 percent of net sales, for the first nine months of 2018. The decrease is primarily related to unfavorable warranty costs during the first nine months of 2019 of $0.1 million, or 1.2% of net sales, $0.3 million in outbound freight costs and $0.2 million in unfavorable manufacturing variances and absorption. For the first nine months of 2018, gross margin included unfavorable manufacturing variances and absorption of $0.9 million, or 5.9 percent of net sales, partially offset by net favorable excess inventory reserve adjustments of $0.6 million, or 3.7 percent of net sales.

Operating expenses

Product development

Product development expenses include salaries and related expenses, contractor and consulting fees, legal fees, supplies and materials, as well as overhead, such as depreciation and facility costs. Product development costs are expensed as they are incurred.

Product development expenses were $0.2 million for the third quarter of 2019, a $0.4 million decrease compared to $0.6 million for the third quarter of 2018. The decrease was primarily a result of lower product testing expenses due to the timing of new product introductions as well as lower salaries and related benefits due to the re-organization and re-alignment of the Company that took place during 2019.

Product development expenses were $1.0 million for the first nine months of 2019, a $0.9 million decrease compared to $1.9 million for the first nine months of 2018. The decrease was primarily a result of lower product testing expenses, due to the timing of new product introductions as well as lower salaries and related benefits due to the re-organization and re-alignment of the Company that took place during 2019.

Selling, general and administrative

Selling, general and administrative expenses were $1.7 million for the third quarter of 2019, compared to $2.5 million for the third quarter of 2018. The primary drivers of the decreased expenses were decreases in salaries and related benefits due to the lower headcount in 2019 and decreases in severance and benefits expenses during the quarter as the bulk of severance has been paid during the first half of 2019.

Selling, general and administrative expenses were $5.5 million for the first nine months of 2019, compared to $7.6 million for the first nine months of 2018. The $2.1 million decrease is primarily attributable to the decrease in salaries and related benefits of $1.2 million as well as decreases severance and related benefits of $0.3 million, sales commissions of $0.1 million, recruiting expenses of $0.1 million and legal expenses of $0.1 million. The lower expenses were partially offset by increased consulting expenses of $0.3 million in the first nine months of 2019.

Restructuring

During the first half of 2019, we implemented phased actions to reduce costs in order to minimize cash usage while continuing to pursue strategic alternatives. The actions taken were limited to an initial phase while the options under strategic review were considered and evaluated, including the issuance of subordinated convertible notes as discussed in Note 7, “Debt.”

Our initial actions included the elimination of twelve positions (three during the first quarter of 2019 and nine during the second quarter of 2019), costs associated with closing our offices in San Jose, California and Taipei, Taiwan during the first half of 2019, restructuring of the sales organization and incentive plan, flattening of the senior management team, additional operational streamlining, management compensation reductions, and outsourcing of certain functions including warehousing and marketing. In connection with these actions, we recorded severance and related benefits charges of $0.2 million during the first six months of 2019. There were no material restructuring charges recorded during the third quarter 2019.

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

For the nine months ended September 30, 2018, we recorded restructuring credits totaling approximately $0.05 million, primarily related to the revision of our initial estimates of the cost and offsetting sublease income for the remaining lease obligations for the former New York, New York and Arlington, Virginia offices. For additional information regarding the restructuring actions taken in the 2017, please refer to Note 3, “Restructuring,” included under Item 8 of our 2018 Annual Report.

While substantial doubt about our ability to continue as a going concern continued to exist at September 30, 2019, the impact of the restructuring actions and initiatives described above have reduced our operating expenses to be more commensurate with our sales volumes. Despite this, we continue to incur losses and have a substantial accumulated deficit, raising substantial doubt about our ability to continue as a going concern at September 30, 2019. Considering both quantitative and qualitative information, we continue to believe that the combination of our plans to obtain additional external funding, restructuring actions, current financial position, liquid resources, obligations due or anticipated within the next year, executive reorganization, development and implementation of an excess inventory plan, and implementation of our product development and sales channel strategy, if adequately executed, will provide us with an ability to finance our operations through 2020 and will mitigate the substantial doubt about our ability to continue as a going concern. Please refer to Note 7, “Debt,” included under Item 1 of this Quarterly Report for more information on the additional financing we received on March 29, 2019 to fund our near-term operations.

Other expenses (income)

Other expense was $46 thousand for the third quarter of 2019, compared to other expense of $17 thousand for the third quarter of 2018. Other expense was $0.1 million for the nine months ended September 30, 2019, compared to other income of $2 thousand for the nine months ended September 30, 2018. The expenses for the nine months ended September 30, 2019, primarily consisted of non-cash amortization of deferred financing costs related to the revolving credit facility we entered into on December 11, 2018 along with deferred financing costs related to the convertible notes entered into on March 29, 2019. The income for the nine months ended September 30, 2018, primarily consists of gains on the sale of fixed assets and favorable foreign currency exchange, partially offset by losses on fixed asset disposals.

Provision for income taxes

Due to the operating losses incurred during the three and nine months ended September 30, 2019 and 2018, and after application of the annual limitation set forth under Section 382 of the IRC, it was not necessary to record a provision for U.S. federal income tax or various states income taxes as income tax benefits are fully offset by a valuation allowance recorded.

Net loss

For three months ended September 30, 2019, our net loss was $0.9 million, compared to $1.9 million for the three months ended September 30, 2018. The decrease in the net loss was primarily driven by lower operating expenses, as previously discussed.

For the nine months ended September 30, 2019, our net loss was $6.1 million, compared to $6.1 million for the nine months ended September 30, 2018.

Financial condition

While we had cash and cash equivalents of $0.6 million at September 30, 2019, which includes $0.3 million restricted cash held, we had a total of $3.0 million in debt, including $1.3 million outstanding on our revolving credit facility and $1.7 million in subordinated convertible notes. At September 30, 2019, we had $1.2 million available for us to borrow under the revolving line of credit facility. We have historically incurred substantial losses, and as of September 30, 2019, we had an accumulated deficit of $123.6 million. Additionally, our sales have been concentrated in a few major customers and for the nine months ended September 30, 2019, two customers accounted for approximately 20 percent and 23 percent of net sales.

As a result of the restructuring actions and initiatives described above, we have reduced our operating expenses to be more commensurate with our sales volumes, however, we continue to incur losses and have a substantial accumulated deficit, and substantial doubt about our ability to continue as a going concern continues to exist at September 30, 2019.

Since the executive transition on April 1, 2019, we have continued to evaluate and assess strategic options as we seek to achieve a profitable business model and maximize value for our stockholders. Our plans to achieve profitability include continuing to develop new technologies into sustainable product lines that allow us to effectively compete to expand our customer base, expand into new and attractive geographic markets, execute our marketing and sales plans, evaluate our optimal organizational structure and continue to improve our supply chain and organizational structure. The restructuring and cost cutting initiatives implemented during 2017 and 2019 were designed to allow us to effectively execute this strategy; however, our efforts may not occur as quickly as we envision or be successful, due to the long sales cycle in our industry, the corresponding time required to ramp up sales from new products and markets into this sales cycle, the timing of introductions of additional new products significant competition, and potential volatility given our customer concentration, among other factors. As a result, we will continue to review and pursue selected external funding sources to ensure adequate financial resources to execute across the timelines required to achieve these objectives including, but not limited to, the following:

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

•
loans or other debt instruments may have terms and/or conditions, such as interest rate, restrictive covenants, conversion features, refinancing demands, and control or revocation provisions, which are not acceptable to management or our board of directors; and

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

Liquidity and capital resources
Cash and cash equivalents
At September 30, 2019, our cash and cash equivalents balance was approximately $0.6 million, compared to approximately $6.3 million at December 31, 2018. The balance at September 30, 2019 and December 31, 2018 included restricted cash of $0.3 million for a letter of credit requirement under a lease obligation.

The following summarizes cash flows from operating, investing, and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows (in thousands):

	Nine months ended September 30,
	2019	2018
Net cash used in operating activities	$(6,329)	$(3,846)

Net cash (used in) provided by investing activities	$(57)	$183

Net cash provided by (used in) financing activities	$686	$(39)

Net cash used in operating activities

Net cash used in operating activities was $6.3 million for the nine months ended September 30, 2019, and resulted primarily from the net loss incurred of $6.1 million, adjusted for non-cash items, including: depreciation, stock-based compensation, provisions for inventory and warranty reserves and working capital changes. During the nine months ended September 30, 2019, we used $2.3 million in cash for accounts payable, primarily due to the timing of inventory receipts and payments and $0.4 million through a decrease of other accrued liabilities, primarily related to accrued payroll and benefits, severance and commissions. We generated cash of $0.4 million through the collection of accounts receivable during the nine months ended September 30, 2019. In addition, prepaid and other assets decreased by $0.4 million as the inventory for which we paid deposits to our contract manufacturers in prior quarters was received in the first quarter of 2019.

Net cash used in operating activities was $3.8 million for the nine months ended September 30, 2018, and resulted primarily from the net loss incurred of $6.1 million, adjusted for non-cash items, including: depreciation, stock-based compensation, provisions for inventory and warranty reserves and working capital changes. During the nine months ended September 30, 2018, we generated cash of $1.4 million through an increase in accounts payable, due to higher volumes, as we replenished stock levels; $0.6 million through the collection of accounts receivable, due to the timing and volume of our shipments in December 2017 compared to September 2018; and $0.4 million through an increase in accrued liabilities, primarily related to severance and benefits due to the executive reorganization and payroll and related benefits due to timing. Partially offsetting these increases in cash was an increase in prepaid and other assets of $0.6 million, related to deposits paid to our contract manufacturers on inventory to be shipped in subsequent quarters and $0.2 million through an increase in inventory due to the volume and timing of inventory receipts.

Net cash (used in) provided by investing activities

Net cash used in investing activities was $57 thousand for the nine months ended September 30, 2019, and resulted primarily from the purchase of tooling to support production operations. Net cash provided by investing activities was $0.2 million for the nine months ended September 30, 2018, and resulted primarily from the sale of certain equipment previously classified as held for sale, partially offset by purchases of computer equipment, equipment to support production operations and leasehold improvements.

Net cash provided by (used in) financing activities

Net cash provided by financing activities during the nine months ended September 30, 2019 was $0.7 million, primarily resulting from the $1.7 million in proceeds we received for the subordinated convertible notes we entered into on March 29, 2019, partially offset by net repayments of $0.9 million on borrowings under the credit facility we entered into on December 11, 2018. In September 2019, Austin Financial Services authorized a temporary increase of $0.5 million to the amounts available under our line of credit as it relates to the inventory component of the original Credit Facility agreement. Amounts available to us are based on the amount of our available inventory, which is the lesser of 50 percent of the net realizable value of eligible inventory, or now, $1.0 million. At September 30, 2019, we had $1.2 million available for us to borrow under the Credit Facility.

In addition, we used approximately $0.1 million to issue and immediately repurchase our stock for employee tax withholding related to restricted stock unit vesting during the nine months ended September 30, 2019. Net cash used in financing activities during the nine months ended September 30, 2018 was $39 thousand, resulting from issuing and immediately repurchasing our stock for employee tax withholding related to restricted stock unit vesting.

Contractual obligations

As of September 30, 2019, we had approximately $0.8 million in outstanding purchase commitments for inventory. Of this amount, approximately $0.7 million is expected to ship in the fourth quarter of 2019 with the balance expected to ship in the first and second quarters of 2020.

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

On adoption, we recognized additional operating lease liabilities of approximately $2.9 million, with corresponding right-of-use assets based on the present value of the remaining minimum rental payments under prior leasing standards for our existing operating leases. The operating lease right-of-use assets recorded upon adoption were offset by the carrying value of liabilities previously recorded under Topic 420 and impairment charges totaling $0.3 million and $0.2 million, respectively.

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

For the three months ended September 30, 2019, sales to our primary distributor for the U.S. Navy, a regional commercial lighting retrofit company located in Texas and a global healthcare provider located in Northeast Ohio accounted for approximately 27 percent, 14 percent and 15 percent of net sales, respectively. When sales to our primary distributor for the U.S. Navy are combined with sales to a shipbuilder for the U.S. Navy, total net sales of products for the U.S. Navy comprised approximately 30 percent of net sales for the same period. For the three months ended September 30, 2018, sales to our primary distributor for the U.S. Navy and a regional commercial lighting retrofit company located in Texas accounted for approximately 48 percent and 15 percent of net sales, respectively. When sales to our primary distributor for the U.S. Navy are combined with sales to a shipbuilder for the U.S. Navy, total net sales of products for the U.S. Navy comprised approximately 53 percent of net sales for the same period.

For the nine months ended September 30, 2019, sales to our primary distributor for the U.S. Navy and a regional commercial lighting retrofit company located in Texas accounted for approximately 20 percent and 23 percent of net sales, respectively. When sales to our primary distributor for the U.S. Navy are combined with sales to a shipbuilder for the U.S. Navy, total net sales of products for the U.S. Navy comprised approximately 27 percent of net sales for the same period. For the nine months ended September 30, 2018, sales to our primary distributor for the U.S. Navy and a regional commercial lighting retrofit company located in Texas accounted for approximately 41 percent and 10 percent of net sales, respectively. When sales to our primary distributor for the U.S. Navy are combined with sales to a shipbuilder for the U.S. Navy, total net sales of products for the U.S. Navy comprised approximately 45 percent of net sales for the same period.

A regional commercial lighting retrofit company located in Texas and our primary distributor for the U.S. Navy and a global healthcare provider located in Northeast Ohio accounted for approximately 11 percent, 37 percent and 13 percent of net trade accounts receivable, respectively, at September 30, 2019. At December 31, 2018, our primary distributor for the U.S. Navy accounted for approximately 40 percent of net trade accounts receivable.

Recent accounting pronouncements

For information on recent accounting pronouncements, please refer to Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” included under Part I, Item 1 of this Quarterly Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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
Pursuant to Rule 13a-15(b) under the Exchange Act, our management must evaluate, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as of September 30, 2019, the end of the period covered by this report. Management, with the participation of our current Chief Executive Officer and Chief Financial Officer, did evaluate the effectiveness of our disclosure controls and procedures as of the end of period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of the end of the period covered by this report due to the material weakness in our internal control over financial reporting discussed below.
As previously disclosed in our quarterly reports on Form 10-Q for the quarterly periods ended March 31, 2019 and June 30, 2019, we determined that we had a material weakness in our internal control over financial reporting primarily due to segregation of duties due to low staffing levels in the finance function that lead to the lack of sufficient levels of proper supervision and review by employees for non-routine accounting and related financial reporting matters. Such a conclusion reflects, in part, the departure of the Company’s previous Chief Financial Officer and Chief Executive Officer with signed agreements on March 29, 2019 that were effective April 1, 2019. In addition, the Company’s full-time Controller departed the Company on July 5, 2019. Until we are able to remedy our material weakness, we are relying on the assistance of third-party consultants to assist with accounting for non-routine transactions and certain financial reporting matters.

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

We have taken steps to enhance our internal control over financial reporting and plan to take additional steps to remediate the material weakness. Specifically:

•
As previously disclosed, as of July 1, 2019, we hired our new Chief Financial Officer and President, Tod A. Nestor, a licensed CPA, CMA, CFM, and CFA, and thirteen-year CFO, as well as former public company CFO who focuses on the development of the finance and accounting function. Mr. Nestor replaces the interim CFO role the CEO was fulfilling.

•
We plan to appoint additional qualified personnel to address inadequate segregation of duties. The Company continues to evaluate the organizational structure of the finance organization to identify the current gaps in the structure to meet the Company’s reporting needs, and expects to hire, retain, and develop the necessary talent to remediate the current material weakness deficiency. Ultimately, it is expected that internal employees will replace the consultants currently being used as an interim solution to assist in financial reporting. To-date, two full-time employees have been hired as part of the new staffing plan to address this weakness. The CFO has shared a staffing plan with the Audit Committee and is in the process of executing that staffing plan, with the ability to adjust it as needed to continue remediation of the material weakness identified throughout the 2019 fiscal year.

•
The Company has hired a full-time and internationally experienced Controller as a replacement for the departed Controller who had been functioning as the interim Controller, as well as a licensed technical CPA as another staff member who works on external reporting and technical issues.

•	When necessary, we expect to complement our internal expertise by continuing to seek guidance on complex U.S. GAAP-related issues from outside parties.

•
Management is aware of the risks associated with the lack of segregation of duties due to the small number of employees currently working with general administrative and financial matters. Due to the Company’s size and nature, segregation of all conflicting duties may not always be possible and may not be currently economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions shall be performed by separate individuals. In addition, the Company will closely review all cash receipts and disbursements to ensure an adequate control environment until more qualified resources can be added to the finance team.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2019, we were not involved in any material legal proceedings.

ITEM 1A. RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the company is not required to provide information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

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

3.6	Certificate of Elimination of the Series A Participating Preferred Stock (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on April 1, 2019).
3.7	Bylaws of Energy Focus, Inc. (incorporated by reference to Exhibit 3.5 to the Registrant’s Annual Report on Form 10-K filed on March 10, 2016).

10.1	Executive Bonus Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 19, 2019).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 +	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101
The following financial information from our Quarterly Report for the quarter ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2019 and December 31, 2018, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2019 and 2018, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2019, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018, and (vi) the Notes to Condensed Consolidated Financial Statements.

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

ENERGY FOCUS, INC.

Date:	November 13, 2019	By:	/s/ James Tu
James Tu
Chairman and Chief Executive Officer
Principal Executive Officer

Date:	November 13, 2019	By:	/s/ Tod A. Nestor
Tod A. Nestor
President, Chief Financial Officer and Secretary
Principal Financial Officer