Form 10-Q
period 2020-03-31
ENERGY FOCUS, INC/DE
filed 2020-05-13
CIK 924168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

Commission file number 001-36583

ENERGY FOCUS, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3021850
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

32000 Aurora Road, Suite B Solon, OH
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

Large accelerated filer ☐	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑

The number of outstanding shares of the registrant’s common stock, $0.0001 par value, as of May 5, 2020 was 15,896,956.

PART I - FINANCIAL INFORMATION

Forward-looking statements

Unless the context otherwise requires, all references to “Energy Focus,” “we,” “us,” “our,” “our company” or “the Company” refer to Energy Focus, Inc., a Delaware corporation and its predecessor entity for the applicable periods, considered as a single enterprise.
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

We believe that important factors that could cause our actual results to differ materially from forward-looking statements include, but are not limited to, the risks and uncertainties outlined under “Risk Factors” under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 and other matters described in this Quarterly Report generally. Some of these factors include:

•disruptions in the U.S. and global economy and business interruptions resulting from the recent coronavirus (“COVID-19”) health pandemic outbreak and related stay-at-home orders, quarantine policies and restrictions on travel, trade and business operations;
•our need for additional financing in the near term to continue our operations;
•our liquidity and refinancing demands;
•our ability to obtain refinancing or extend maturing debt;
•our ability to continue as a going concern for a reasonable period of time;
•our ability to implement plans to increase sales and control expenses;
•our reliance on a limited number of customers for a significant portion of our revenue, and our ability to maintain or grow such sales levels;
•our ability to increase sales by adding new customers to reduce the reliance of our sales on a smaller group of customers, and the long sales-cycle that our product requires;
•our ability to increase demand in our targeted markets and to manage sales cycles that are difficult to predict and may span several quarters;
•the timing of large customer orders, significant expenses and fluctuations between demand and capacity as we invest in growth opportunities;
•our ability to compete effectively against companies with lower cost structures or greater resources, or more rapid development efforts, and new competitors in our target markets;
•our ability to successfully scale our network of sales representatives, agents, and distributors to match the sales reach of larger, established competitors;
•market acceptance of our LED lighting technologies and products;
•our ability to attract and retain qualified personnel, and to do so in a timely manner;
•the impact of any type of legal inquiry, claim or dispute;
•general economic conditions in the United States and in other markets in which we operate or secure products;

•our dependence on military maritime customers and on the levels and timing of government funding available to such customers, as well as the funding resources of our other customers in the public sector and commercial markets;
•the possible impact on our military maritime customers and their ability to honor the timing for existing orders or place future orders due to COVID-19 breakouts amongst personnel that might impact the use of ships in service;
•business interruptions resulting from geopolitical actions, including war and terrorism, natural disasters, including earthquakes, typhoons, floods and fires or from health epidemics or pandemics or other contagious outbreaks;
•our reliance on a limited number of third-party suppliers, our ability to obtain critical components and finished products from such suppliers on acceptable terms and of acceptable quality, and the impact of our fluctuating demand on the stability of such suppliers;
•our ability to timely and efficiently transport products from our third-party suppliers to our facility by ocean marine channels;
•our ability to respond to new lighting technologies and market trends, and fulfill our warranty obligations with safe and reliable products;
•any delays we may encounter in making new products available or fulfilling customer specifications;
•any flaws or defects in our products or in the manner in which they are used or installed;
•our ability to protect our intellectual property rights and other confidential information, and manage infringement claims by others;
•our compliance with government contracting laws and regulations, through both direct and indirect sale channels, as well as other laws, such as those relating to the environment and health and safety;
•risks inherent in international markets, such as economic and political uncertainty, changing regulatory and tax requirements and currency fluctuations, including tariffs and other potential barriers to international trade; and
•our ability to remediate a significant deficiency, maintain effective internal controls and otherwise comply with our obligations as a public company and under NASDAQ listing standards.

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

Energy Focus®, Intellitube®, RedCap® and EnFocus™ are our registered trademarks. We may also refer to trademarks of other corporations and organizations in this document.

ITEM 1. FINANCIAL STATEMENTS
ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash	$2,911	$350
Trade accounts receivable, less allowances of $16 and $28, respectively	1,904	2,337
Inventories, net	4,700	6,168
Prepaid and other current assets	666	479
Total current assets	10,181	9,334

Property and equipment, net	390	389
Operating lease, right-of-use asset	1,179	1,289
Restructured lease, right-of-use asset	268	322
Other assets	405	405
Total assets	12,423	11,739

LIABILITIES
Current liabilities:
Accounts payable	$1,188	$1,340
Accrued liabilities	104	179
Accrued legal and professional fees	322	215
Accrued payroll and related benefits	448	360
Accrued sales commissions	39	32
Accrued severance	3	7
Accrued restructuring	24	24
Accrued warranty reserve	240	195
Deferred revenue	4	18
Operating lease liabilities	567	550
Restructured lease liabilities	325	319
Finance lease liabilities	3	3
Warrant liabilities	763	—
Convertible notes	—	1,700
Iliad note, net of discount and loan origination fees	854	885
Credit line borrowings, net of loan origination fees	790	715
Total current liabilities	5,674	6,542

Other liabilities	7	14
Operating lease liabilities, net of current portion	770	906
Restructured lease liabilities, net of current portion	85	168
Finance lease liabilities, net of current portion	3	4
Iliad note, net of current maturities	—	109
Total liabilities	6,539	7,743

STOCKHOLDERS' EQUITY
Preferred stock, par value $0.0001 per share:
Authorized: 5,000,000 shares (3,300,000 shares designated as Series A Convertible Preferred Stock) in 2020 and 2,000,000 shares (no shares designated as Series A Convertible Preferred Stock) in 2019
Issued and outstanding: 2,709,018 at March 31, 2020 and no shares outstanding at December 31, 2019	—	—
Common stock, par value $0.0001 per share:
Authorized: 50,000,000 shares in 2020 and 30,000,000 shares in 2019
Issued and outstanding: 15,896,632 at March 31, 2020 and 12,428,418 at December 31, 2019	2	1
Additional paid-in capital	131,300	128,872
Accumulated other comprehensive loss	(3)	(3)
Accumulated deficit	(125,415)	(124,874)
Total stockholders' equity	5,884	3,996
Total liabilities and stockholders' equity	$12,423	$11,739
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2020	2019
Net sales	$3,783	$3,177
Cost of sales	2,751	3,079
Gross profit	1,032	98

Operating expenses:
Product development	282	526
Selling, general, and administrative	2,027	2,241
Restructuring	(14)	134
Total operating expenses	2,295	2,901
Loss from operations	(1,263)	(2,803)

Other expenses (income):
Interest expense	133	43
Income from change in fair value of warrants	(873)	—
Other expenses	18	19
Net loss	(541)	(2,865)

Net loss per share - basic and diluted
Net loss	$(0.04)	$(0.24)

Weighted average common shares outstanding:
Basic and diluted	15,430	12,126

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three months ended March 31,
	2020	2019
Net loss	$(541)	$(2,865)

Other comprehensive loss:
Foreign currency translation adjustments	—	—
Comprehensive loss	$(541)	$(2,865)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2019	—	$—	12,428	$1	$128,872	$(3)	$(124,874)	$3,996
Issuance of common stock under employee stock option and stock purchase plans	—	—	27	—	—	—	—	—
Issuance of common stock and warrants	—	—	3,442	1	2,749	—	—	2,750
Offering costs on issuance of common stock and warrants	—	—	—	—	(474)	—	—	(474)
Warrant liability	—	—	—	—	(1,636)	—	—	(1,636)
Conversion of notes to preferred stock	2,709	—	—	—	1,769	—	—	1,769
Stock-based compensation	—	—	—	—	20	—	—	20
Net loss for the three months ended March 31, 2020	—	—	—	—	—	—	(541)	(541)
Balance at March 31, 2020	2,709	$—	15,897	$2	$131,300	$(3)	$(125,415)	$5,884

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount

Balance at December 31, 2018	12,091	$1	$128,367	$(1)	$(117,315)	$11,052
Adjustment to beginning retained earnings upon adoption of Topic 842	—	—	—	—	(186)	(186)
Issuance of common stock under employee stock option and stock purchase plans	150	—	—	—	—	—
Common stock withheld in lieu of income tax withholding on vesting of restricted stock units	(50)	—	(111)	—	—	(111)
Stock-based compensation	—	—	543	—	—	543
Net loss for the three months ended March 31, 2019	—	—	—	—	(2,865)	(2,865)
Balance at March 31, 2019	12,191	$1	$128,799	$(1)	$(120,366)	$8,433

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(541)	$(2,865)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	46	105
Stock-based compensation	20	543
Change in fair value of warrant liabilities	(873)	—
Provision for doubtful accounts receivable	(12)	26
Provision for slow-moving and obsolete inventories	(34)	(836)
Provision for warranties	—	101
Amortization of loan discounts and origination fees	38	20
Gain on dispositions of property and equipment	—	(1)
Changes in operating assets and liabilities:
Accounts receivable	445	(210)
Inventories	1,546	643
Prepaid and other assets	(187)	459
Accounts payable	(152)	(1,329)
Accrued and other liabilities	222	(195)
Deferred revenue	(14)	(17)
Total adjustments	1,045	(691)
Net cash provided by (used in) operating activities	504	(3,556)

Cash flows from investing activities:
Acquisitions of property and equipment	(47)	(5)
Proceeds from the sale of property and equipment	—	1
Net cash used in investing activities	(47)	(4)

Cash flows from financing activities:
Proceeds from the issuance of common stock and warrants	2,750	—
Offering costs paid on the issuance of common stock and warrants	(474)	—
Principal payments under finance lease obligations	(1)	(1)
Common stock withheld in lieu of income tax withholding on vesting of restricted stock units	—	(111)
Payments on the Iliad Note	(226)	—
Net proceeds from (payment on) credit line borrowings	55	(462)
Proceeds from convertible notes	—	1,660
Net cash provided by financing activities	2,104	1,086
Net increase (decrease) in cash and restricted cash	2,561	(2,474)
Cash and restricted cash, beginning of period	692	6,335
Cash and restricted cash, end of period	$3,253	$3,861

Classification of cash and restricted cash:
Cash	$2,911	$3,519
Restricted cash held in other assets	342	342
Cash and restricted cash	$3,253	$3,861

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

NOTE 1. NATURE OF OPERATIONS

Energy Focus, Inc. (“the Company”) engages in the design, development, manufacturing, marketing and sale of energy-efficient lighting systems and controls. We develop, market and sell high quality light-emitting diode (“LED”) lighting products and controls in the commercial and military maritime markets (“MMM”). Our mission is to enable our customers to run their facilities and offices with greater energy efficiency, productivity, and wellness through advanced LED retrofit solutions. Our goal is to be the LED lighting technology and market leader for the most demanding applications where performance, quality and health are considered paramount. We specialize in LED lighting retrofit by replacing fluorescent, high-intensity discharge (“HID”) lighting and other types of lamps in institutional buildings for primarily indoor lighting applications with our innovative, high-quality commercial and military tubular LED (“TLED”), as well as other LED products and controls.

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary in Taiwan during 2019. All significant inter-company balances and transactions have been eliminated. Unless indicated otherwise, the information in the Notes to the Consolidated Financial Statements relates to our operations.

We have prepared the accompanying financial data for the three months ended March 31, 2020 and 2019 pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The accompanying financial data and information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Annual Report”). The Condensed Consolidated Balance Sheet as of December 31, 2019 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly our Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, Condensed Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019, Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2020 and 2019, Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2020 and 2019, and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019.

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

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)
For the three months ended March 31, 2020, sales to our primary distributor for the U.S. Navy and a regional commercial lighting retrofit company accounted for approximately 38% and 15% of net sales, respectively. When sales to our primary distributor for the U.S. Navy are combined with sales to shipbuilders for the U.S. Navy, total net sales of products for the U.S. Navy comprised approximately 46% of net sales for the same period. For the three months ended March 31, 2019, sales to our primary distributor for the U.S. Navy and a regional commercial lighting retrofit company accounted for approximately 22% and 30% of net sales, respectively. When sales to our primary distributor for the U.S. Navy are combined with sales to shipbuilders for the U.S. Navy, total net sales of products for the U.S. Navy comprised approximately 32% of net sales for the same period.

A regional commercial lighting retrofit company and our primary distributor for the U.S. Navy accounted for approximately 12% and 44% of net trade accounts receivable, respectively, at March 31, 2020. At December 31, 2019, our primary distributor for the U.S. Navy accounted for approximately 10% of net trade accounts receivable and a large regional retrofit company accounted for 41% of our net trade accounts receivable.

Recent accounting pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which significantly changes the accounting for credit losses on instruments within its scope. The new guidance introduces an approach based on expected losses to estimate credit losses on certain financial instruments, including trade receivables, and requires an entity to recognize an allowance based on its estimate of expected credit losses rather than incurred losses. For smaller reporting companies, this standard will be effective for interim and annual periods starting after December 15, 2022 and will generally require adoption on a modified retrospective basis. We are in the process of evaluating the impact of the standard.

Revenue

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

The following table provides a disaggregation of product net sales for the periods presented (in thousands):

	Three months ended March 31,
	2020	2019
Net sales:
Commercial	$1,736	$1,983
MMM products	2,047	1,194
Total net sales	$3,783	$3,177

Accounts Receivable

Our trade accounts receivable consists of amounts billed to and currently due from customers. Our customers are concentrated in the United States. In the normal course of business, we extend unsecured credit to our customers related to the sale of our products. Credit is extended to customers based on an evaluation of the customer’s financial condition and

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)
the amounts due are stated at their estimated net realizable value. During the first eleven months of 2019 we evaluated and monitored the creditworthiness of each customer on a case-by-case basis. However, during December 2019 we transitioned to an account receivable insurance program with a high credit worthy insurance company where we have the large majority of the accounts receivable insured with a portion of self-retention. This third party also provides credit-worthiness ratings and metrics that significantly assists us in evaluating the credit worthiness of both existing and new customers. We maintain allowances for sales returns and doubtful accounts receivable to provide for the estimated number of account receivables that will not be collected. The allowance is based on an assessment of customer creditworthiness and historical payment experience, the age of outstanding receivables, and performance guarantees to the extent applicable. Past due amounts are written off when our internal collection efforts have been unsuccessful, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. We do not generally require collateral from our customers.

Our standard payment terms with customers are net 30 days from the date of shipment, and we do not generally offer extended payment terms to our customers, but exceptions are made in some cases to certain customers or with particular orders. Accordingly, we do not adjust trade accounts receivable for the effects of financing, as we expect the period between the transfer of product to the customer and the receipt of payment from the customer to be in line with our standard payment terms.

Geographic information

All of our long-lived fixed assets are located in the United States. Sales attributable to customers outside the United States for both the three months ended March 31, 2020 and 2019 were less than 1% of net sales. The geographic location of our net sales is derived from the destination to which we ship the product.

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

The following table presents a reconciliation of basic and diluted loss per share computations (in thousands):

	Three months ended March 31,
	2020	2019
Numerator:
Net loss	$(541)	$(2,865)

Denominator:
Basic weighted average common shares outstanding	15,430	12,126

As a result of the net loss we incurred for three months ended March 31, 2020 and 2019, options, warrants and convertible securities representing approximately 8 thousand and 28 thousand shares of common stock were excluded from the loss per share calculation, respectively, because their inclusion would have been anti-dilutive.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)
Product warranties

Through March 31, 2016, we warranted finished goods against defects in material and workmanship under normal use and service for periods generally between one and five years. Beginning April 1, 2016, we warrant our commercial Tubular LED Lamps, (“ TLEDs”), excluding RedCap®, our Battery Backup TLED, the troffer luminaires, and certain Globe Lights for a period of ten years and all other LED products for five years per the Terms and Conditions outlined on our website. Beginning in October 2019, TLEDs (excluding Red Caps®) are warranted for ten years and the warranty for all of our other products is five years. Warranty settlement costs consist of actual amounts expensed for warranty, which are largely a result of the cost of replacement products provided to our customers. A liability for the estimated future costs under product warranties is maintained for products under warranty based on the actual claims incurred to date and the estimated nature, frequency, and costs of future claims. These estimates are inherently uncertain and changes to our historical or projected experience may cause material changes to our warranty reserves in the future. We continuously review the assumptions related to the adequacy of our warranty reserve, including product failure rates, and make adjustments to the existing warranty liability when there are changes to these estimates or the underlying replacement product costs, or the warranty period expires. The following table summarizes warranty activity for the periods presented (in thousands):

	Three months ended March 31,
	2020	2019
Balance at beginning of period	$195	$258
Warranty accruals for current period sales	7	12
Adjustments to existing warranties	44	89
In kind settlements made during the period	(6)	(7)
Accrued warranty reserve	$240	$352

Financial Instruments

In January 2020, we completed a registered direct offering for the sale of 3,441,803 shares of our common stock to certain institutional investors, at a purchase price of $0.674 per share. We also sold, to the same institutional investors, warrants to purchase up to 3,441,803 shares of common stock at an exercise price of $0.674 per share in a concurrent private placement for a purchase price of $0.125 per warrant. We paid the placement agent commissions of $193 thousand plus $50 thousand in expenses in connection with the registered direct offering and the concurrent private placement, and we also paid legal, accounting and other fees of $231 thousand related to the offering. Total offering costs of $474 thousand have been presented as a reduction of additional paid-in capital and have been netted within equity. In addition, we issued warrants to the placement agent to purchase up to 240,926 shares of common stock at an exercise price of $0.9988 per share. Net proceeds to us from the sale of common stock and warrants (the “January 2020 Equity Offering”) were approximately $2.3 million. In accordance with the terms of the Iliad Note, 10% of the gross proceeds from the January 2020 Equity Offering ($275 thousand) were used to make payments on the Iliad Note, of which $226 thousand went towards the outstanding principal amount.

The warrants have been classified as liabilities, as opposed to equity, due to the potential adjustment to the exercise price that could result upon late delivery of the shares or potential cash settlement and are recorded at their fair values at each balance sheet date. Please also refer to Note 9, “Stockholder’s Equity”.

Fair Value Measurements

The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value, giving the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)
to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below. We classify the inputs used to measure fair value into the following hierarchy:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities.
Level 2	Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.
Level 3	Unobservable inputs for the asset or liability.

The following table provides a summary of the financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 (in thousands):

		Fair Value Measurements at March 31, 2020 Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description	March 31, 2020
Warrant liabilities	$763	$—	$—	$763

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. In determining the appropriate levels, we perform a detailed analysis of the assets and liabilities whose fair value is measured on a recurring basis. We review and reassess the fair value hierarchy classifications on a quarterly basis. Changes from one quarter to the next related to the observability of inputs in a fair value measurement may result in a reclassification between fair value hierarchy levels. There were no reclassifications for all periods presented.

The estimated fair value of warrants accounted for as liabilities, representing a level 3 fair value measure, was determined on the issuance date and subsequently marked to market at each financial reporting date. We use the Black-Scholes valuation model to value the warrant liabilities at fair value. The fair value is estimated using the expected volatility based on our historical volatility and is determined using probability weighted-average assumptions, when appropriate.

The following inputs were used at March 31, 2020:

	Expected	Risk-Free	Expected
	Volatility	Interest Rate	Life
Warrants with greater than one-year remaining term	97.05%	0.34% - 0.36%	4.29 - 4.79 years

A roll-forward of fair value measurements using significant unobservable inputs (Level 3) for the warrants is as follows (in thousands):

Three months ended March 31, 2020
Balance January 1, 2020	$—
Issuance of warrants January 2020	1,636
Income from change in fair value of warrants	(873)
Balance March 31, 2020	$763

NOTE 3. RESTRUCTURING

For the three months ended March 31, 2020, we recorded net restructuring credits of approximately $14 thousand, related to the costs and offsetting sublease income and accretion expense for the remaining lease obligation for our former New York, New York office. For additional information regarding the restructuring actions taken as part of the 2017 and 2019 restructuring plans, please refer to Note 3, “Restructuring,” included under Item 8 of our 2019 Annual Report.

Our restructuring liabilities consist of estimated ongoing costs related to long-term operating lease obligations, which the Company has exited. The recorded value of the ongoing lease obligations is based on the remaining lease term and payment amount, discounted to present value. Changes in subsequent periods resulting from a revision to either the timing or the

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)
amount of estimated cash flows over the future period are measured using the credit adjusted, risk free rate that was used to measure the restructuring liabilities initially. Please also refer to Note 6, “Leases”.

The following is a reconciliation of the beginning and ending balances of our restructuring liability as it relates to the 2017 and 2019 restructuring plans (in thousands):

Restructuring Liability
Balance at December 31, 2019	$38
Accretion of lease obligations	1
Payments	(8)
Balance at March 31, 2020	31

The following is a reconciliation of the ending balance of our restructuring liability at March 31, 2020 to the balance sheet:

Restructuring Liability
Balance at March 31, 2020	$31
Less, short-term restructuring liability	24
Long-term restructuring liability, included in other liabilities	$7

As a result of the restructuring actions and initiatives described above, we have reduced our operating expenses to be more commensurate with our sales volumes. However, we continue to incur losses and have a substantial accumulated deficit, and substantial doubt about our ability to continue as a going concern continues to exist at March 31, 2020.

Since the executive transition on April 1, 2019, we have continued to evaluate and assess strategic options as we seek to achieve profitability. We plan to achieve profitability through growing our sales by continuing to execute on our multi-channel sales strategy that targets key verticals such as government, healthcare, education and commercial and industrial, complemented by our marketing outreach campaigns, channel partnerships, and additional sales from a new e-commerce platform, which we plan to launch in the second quarter of 2020. We also plan to continue to develop advanced lighting and lighting control technologies and introduce impactful new products such as the EnFocus™, a breakthrough lighting control platform we officially launched during the second quarter of 2020. In addition, we continue to apply rigorous and financial disciplines in our organizational structure, business processes and policies, and supply chain practices to help accelerate our path towards profitability.

As described in Note 9, we also raised approximately $2.3 million of net proceeds upon the issuance of common stock and warrants under the January 2020 Equity Offering

The restructuring and cost cutting initiatives implemented during 2019 as well as the January 2020 equity offering that significantly strengthened our balance sheet were designed to allow us to effectively execute these strategies. However, our efforts may not occur as quickly as we envision or be successful, due to the long sales cycle in our industry, the corresponding time required to ramp up sales from new products and markets into this sales cycle, the timing of introductions of additional new products, significant competition, potential sales volatility given our customer concentration, and the recent and lingering economic impact from COVID-19 pandemic, among other factors. As a result, we will continue to review and pursue selected external funding sources to ensure adequate financial resources to execute across the timelines required to achieve these objectives including, but not limited to, the following:

•obtaining financing from traditional or non-traditional investment capital organizations or individuals;
•obtaining funding from the sale of our common stock or other equity or debt instruments; and
•obtaining debt financing with lending terms that more closely match our business model and capital needs.

There can be no assurance that we will obtain funding on acceptable terms, in a timely fashion, or at all. Obtaining additional funding contains risks, including:

•additional equity financing may not be available to us on satisfactory terms and any equity we are able to issue could lead to dilution for current stockholders and have rights, preferences and privileges senior to

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)
our common stock;
•loans or other debt instruments may have terms and/or conditions, such as interest rate, restrictive covenants, conversion features, refinancing demands, and control or revocation provisions, which are not acceptable to management or our board of directors; and
•the current environment in capital markets combined with our capital constraints may prevent us from being able to obtain adequate debt financing.

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

Considering both quantitative and qualitative information, we continue to believe that the combination of our plans to obtain additional external funding , timely reorganizational actions, current financial position, liquid resources, obligations due or anticipated within the next year, development and implementation of an excess inventory reduction plan, application and successful acquisition of a Payroll Protection Plan (“PPP”) loan during April 2020, plans and initiatives in our R&D, product development and sales and marketing, development of potential channel partnerships, if adequately executed, will provide us with an ability to finance our operations through the next twelve months and will mitigate the substantial doubt about our ability to continue as a going concern.

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

On April 16, 2020, NASDAQ announced that, in response to the COVID-19 pandemic and related extraordinary market conditions, it is providing temporary relief through June 30, 2020 from, among other rules, the $1.00 minimum bid price rule. As a result, Energy Focus has until July 24, 2020 to come into compliance with the $1.00 minimum bid price rule. Energy Focus is evaluating its options to come into compliance, including, in the discretion of its board of directors, effectuating a reverse stock split of its common stock at a ratio of at least 1-for-2 and up to 1-for-20, which discretionary reverse stock split has been approved by Energy Focus’ stockholders, provided it occurs no later than June 17, 2020.

NOTE 4. INVENTORIES

Inventories are stated at the lower of standard cost (which approximates actual cost determined using the first-in, first-out cost method) or net realizable value, and consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Raw materials	$3,019	$4,064
Finished goods	5,248	5,749
Reserves for excess, obsolete, and slow-moving inventories	(3,567)	(3,645)
Inventories, net	$4,700	$6,168

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)
NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets and consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Equipment (useful life 3 to 15 years)	$1,297	$1,297
Tooling (useful life 2 to 5 years)	203	203
Vehicles (useful life 5 years)	47	47
Furniture and fixtures (useful life 5 years)	137	137
Computer software (useful life 3 years)	1,028	1,028
Leasehold improvements (the shorter of useful life or lease life)	211	211
Finance lease right-of-use asset	13	13
Projects in progress	95	48
Property and equipment at cost	3,031	2,984
Less: accumulated depreciation	(2,641)	(2,595)
Property and equipment, net	$390	$389

Depreciation expense was $46 thousand and $105 thousand for the three months ended March 31, 2020 and 2019, respectively.

NOTE 6. LEASES

The Company leases certain equipment, manufacturing, warehouse and office space under non-cancellable operating leases expiring through 2024 under which it is responsible for related maintenance, taxes and insurance. The Company has one finance lease containing a bargain purchase option upon expiration of the lease in 2022. The lease term consists of the non-cancellable period of the lease, periods covered by options to extend the lease if the Company is reasonably certain to exercise the option, and periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise the option. The present value of the remaining lease obligation for these leases was calculated using an incremental borrowing rate (“IBR”) of 7.25%, which was the Company’s borrowing rate on its revolving credit agreement signed on December 11, 2018. The weighted average remaining lease term for operating, restructuring and finance leases is 2.3 years, 1.3 years, and 2.0 years, respectively.
The Company had one restructured lease with sub-lease component for the New York, New York office that was closed in 2017. The lease expires in 2021. As part of the lease agreement there was $0.3 million in restricted cash in other long-term assets on the accompanying Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019 which represents collateral against the related letter of credit issued as part of this agreement.

The restructured lease and sub-lease were not scoped out of the requirements of Topic 842 and were evaluated for impairment in accordance with the asset impairment provisions of ASC 360, Property, Plant and Equipment (“Topic 360”). The Company concluded its net right-of-use assets were not impaired and the carrying amount approximates expected sublease income in future years as of March 31, 2020. The Company continues to carry certain immaterial operating expenses associated with this lease as restructuring liabilities and will continue to accrete those liabilities in accordance with Topic 420, as has been done since the cease use date in 2017. For additional information regarding treatment of leases please refer to Note 6 “Leases.” included under Item 8 of our 2019 Annual Report.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)
Components of the operating, restructured and finance lease costs recognized in net loss for the three months ended March 31, 2020 and 2019, were as follows (in thousands):

	Three months ended March 31,
	2020	2019
Operating lease cost (income):
Sublease income	$(25)	$(25)
Lease cost	152	147
Operating lease cost, net	127	122

Restructured lease cost (income):
Sublease income	(68)	(112)
Lease cost	61	109
Restructured lease cost, net	(7)	(3)

Finance lease cost
Interest of lease liabilities	—	1
Finance lease cost, net	—	1

Total lease cost, net	$120	$120

Supplemental balance sheet information related to the Company’s operating and finance leases as of March 31, 2020 and December 31, 2019 are as follows (in thousands):

	March 31, 2020	December 31, 2019
Operating Leases
Operating lease right-of-use assets	$1,179	$1,289
Restructured lease right-of-use assets	268	322
Operating lease right-of-use assets, total	1,447	1,611

Operating lease liabilities	1,337	1,480
Restructured lease liabilities	410	488
Operating lease liabilities, total	1,747	1,968

Finance Leases
Property and equipment	13	13
Allowances for depreciation	(7)	(5)
Finance lease assets, net	6	8

Finance lease liabilities	6	6
Total finance lease liabilities	$6	$6

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)
Future minimum lease payments required under operating, restructured and finance leases for each of the 12-month rolling periods below in effect at March 31, 2020 are as follows (in thousands):

	Operating Leases	Restructured Leases	Restructured Leases Sublease Payments	Finance Lease
April 2020 to March 2021	$621	$342	$(273)	$3
April 2021 to March 2022	644	86	(68)	3
April 2022 to March 2023	172	—	—	—
April 2023 to March 2024	13	—	—	—
Total future undiscounted lease payments	1,450	428	(341)	6
Less imputed interest	(113)	(18)	14	—
Total lease obligations	$1,337	$410	$(327)	$6

Supplemental cash flow information related to leases for the three months ended March 31, 2020 and 2019, was as follows (in thousands):

	Three months ended March 31,
	2020	2019
Supplemental cash flow information
Cash paid, net, for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$135	$122
Operating cash flows from restructured leases	$17	$(3)
Financing cash flows from finance leases	$1	$1

NOTE 7. DEBT

Credit facilities

Borrowings under the Company’s revolving line of credit (“Credit Facility”) with Austin Financial Services were $0.8 million at March 31, 2020 and $0.7 million at December 31, 2019 and are recorded in the Condensed Consolidated Balance Sheets as a current liability under the caption, “Credit line borrowings.” Outstanding balances include unamortized net issuance costs totaling $0.1 million for March 31, 2020 and December 31, 2019, respectively.

The Credit Facility is secured by a lien on our assets. Interest on advances under the line is due monthly at the “Prime Rate,” as published by the Wall Street Journal from time to time, plus a margin of 2%. The borrowing rate as of March 31, 2020 and December 31, 2019 was 5.25% and 6.75%, respectively. Overdrafts are subject to a 2% fee. Additionally, an annual facility fee of 1% on the entire $5.0 million amount of the Credit Facility is due at the beginning of each of the three years and a 0.5% collateral management fee on the average outstanding loan balance is payable monthly. We paid Austin the first year’s fee when the Credit Facility was signed and the second year’s fee in December of 2019. Refer to Note 9 included under Item 8 of our 2019 Annual Report.

Convertible Notes

On March 29, 2019, we raised $1.7 million (before transaction expenses) from the issuance of $1.7 million in principal amount of subordinated convertible promissory notes to certain investors (the “Convertible Notes”). The Convertible Notes had a maturity date of December 31, 2021 and bore interest at a rate of 5% per annum until June 30, 2019 and at a rate of 10% thereafter. Pursuant to their terms, on January 16, 2020 following approval by our stockholders of certain amendments to our certificate of incorporation, the principal amount of all of the Convertible Notes, the accumulated interest thereon ($0.1 million) and unamortized issuance costs at the date of conversion ($0.04 million), which totaled $1.8 million converted at a conversion price of $0.67 per share into an aggregate of 2,709,018 shares of the Company’s Series A

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)
Convertible Preferred Stock, par value $0.0001 per share (“Series A Preferred Stock”), which is convertible on a one-for-one basis into shares of our common stock.

The purchase agreement related to the Convertible Notes contain customary representations and warranties and provide for resale registration rights with respect to the shares of our common stock issuable upon conversion of the Series A Preferred Stock. Please also refer to Note 9, “Stockholder’s Equity”.

Iliad Note

On November 25, 2019, we entered into a note purchase agreement (“the Iliad Note Purchase Agreement”) with Iliad Research and Trading, L.P. (“Iliad”) pursuant to which the Company sold and issued to Iliad a promissory note in the principal amount of approximately $1.3 million (“Iliad Note”). The Iliad Note was issued with an original issue discount of $142 thousand and Iliad paid a purchase price of $1.1 million for the issuance of the Iliad Note, after deduction of $15 thousand of Iliad transaction expenses.

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
The total liability for the Iliad Note Purchase Agreement, net of discount and financing fees, was $0.9 million at March 31, 2020 and $1.0 million at December 31, 2019. Unamortized loan discount and debt issuance costs were $0.2 million at March 31, 2020 and December 31, 2019.

In the event our common stock is delisted from NASDAQ, the amount outstanding under the Iliad Note will automatically increase by 15% as of the date of such delisting.
Pursuant to the Iliad Note Purchase Agreement and the Iliad Note, we have, among other things, agreed that, until the Iliad Note is repaid:
•10% of gross proceeds the Company receives from the sale of our common stock or other equity must be paid to Iliad and will be applied to reduce the outstanding balance of the Iliad Note (the failure to make such a prepayment is not an event of default under the Iliad Note, but will increase the amount then outstanding under the Iliad Note by 10%); and

•unless agreed to by Iliad, we will not engage in certain financings that involve the issuance of securities that include a conversion rights in which the number of shares of common stock that may be issued pursuant to such conversion right varies with the market price of our common stock (a “Restricted Issuance”); provided, however, if Iliad does not agree to a Restricted Issuance, the Company may on up to three occasions make the Restricted Issuance anyway, but the outstanding balance of the Iliad Note will increase 3% on each occasion the Company exercises its right to make the Restricted Issuance without Iliad’s agreement.

In accordance with the terms of the Iliad Note, 10% of the gross proceeds from the January 2020 Equity Offering ($275 thousand) were used to make payments on the Iliad Note, of which $226 thousand went towards the outstanding principal amount.

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

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)
NOTE 8. INCOME TAXES

As a result of the operating loss incurred during each of the three months ended March 31, 2020 and 2019, and after the application of the annual limitation set forth under Section 382 of the Internal Revenue Code (“IRC”), it was not necessary to record a provision for U.S. federal income tax or various states income taxes.

At March 31, 2020 and December 31, 2019, we had a full valuation allowance recorded against our deferred tax assets.
The valuation allowance was recorded due to uncertainties related to our ability to realize the deferred tax assets, primarily consisting of certain net operating loss carry-forwards. The valuation allowance is based on management’s estimates of taxable income by jurisdiction and the periods over which the deferred tax assets will be recoverable.

At December 31, 2019, we had a net operating loss carry-forward of approximately $108.8 million for federal income tax purposes ($64.5 million for state and local income tax purposes). However, due to changes in our capital structure, approximately $54.5 million of the $108.8 million is available after the application of IRC Section 382 limitations. As a result of the Tax Cuts and Jobs Act of 2017 (“Act”), net operating loss carry-forwards generated in tax years beginning after December 31, 2017 can only offset 80% of taxable income and can be carried forward indefinitely. The $8.3 million and $8.7 million in net operating losses generated in 2019 and 2018 will be subject to the new limitations under the Act. If not utilized, the carry-forwards generated prior to December 31, 2017 of $37.3 million will begin to expire in 2021 for federal purposes and have begun to expire for state and local purposes. For a full discussion of the estimated restrictions on our utilization of net operating loss carry-forwards, please refer to Note 12, “Income Taxes,” included under Item 8 of our 2019 Annual Report.

NOTE 9. STOCKHOLDERS’ EQUITY

Preferred Stock

Pursuant to the terms of the Convertible Notes, on January 16, 2020 following approval by our stockholders of certain amendments to our certificate of incorporation, the principal amount of all of the Convertible Notes and the accumulated interest thereon in the amount of $1.8 million converted at a conversion price of $0.67 per share into an aggregate of 2,709,018 shares of the Company’s Series A Convertible Preferred Stock, par value $0.0001 per share, which is convertible on a one-for-one basis into shares of our common stock.

The Series A Preferred Stock was created by the filing of a Certificate of Designation with the Secretary of State of the State of Delaware on March 29, 2019, which authorized 2,000,000 shares of Series A Preferred Stock (“Original Series A Certificate of Designation”). The Original Series A Certificate of Designation was amended on January 15, 2020 following stockholder approval to increase the number of authorized shares of Series A Preferred Stock to 5,000,000 (the Original Series A Certificate of Designation as so amended, the “Series A Certificate of Designation”). Of the 5,000,000 Series A Preferred Stock, 3,300,000 shares were further designated as Series A Convertible Preferred Stock.

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

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)
January 2020 Equity Offering

Issuance of Common Stock and Warrants

In January 2020, we completed a registered direct offering for the sale of 3,441,803 shares of our common stock to certain institutional investors, at a purchase price of $0.674 per share. We also sold, to the same institutional investors, warrants to purchase up to 3,441,803 shares of common stock at an exercise price of $0.674 per share in a concurrent private placement for a purchase price of $0.125 per warrant. We paid the placement agent commissions of $193 thousand plus $50 thousand in expenses in connection with the registered direct offering and the concurrent private placement and we also paid legal, accounting and other fees of $231 thousand related to the offering. Total offering costs of $474 thousand have been presented as a reduction of additional paid-in capital and have been netted within equity. In addition, we issued warrants to the placement agent to purchase up to 240,926 shares of common stock at an exercise price of $0.9988 per share. Net proceeds to us from the sale of common stock and warrants were approximately $2.3 million. In accordance with the terms of the Iliad Note, 10% of the gross proceeds from the January 2020 Equity Offering ($275 thousand) were used to make payments on the Iliad Note, of which $226 thousand went towards the outstanding principal amount.

As of March 31, 2020, we had the following outstanding non-tradeable, registered warrants to purchase shares of common stock:

	Number of Underlying Shares	Exercise Price	Expiration
Investor Warrants	3,441,803	$0.6740	January 13, 2025
Placement Agent Warrants	240,926	$0.9988	January 13, 2025
	3,682,729

Warrant Liabilities

We account for common stock warrants as either liabilities or as equity instruments depending on the specific terms of the warrant agreement. Common stock warrants that could require cash settlement are accounted for as liabilities. We classify these warrant liabilities on the consolidated balance sheet as a current liability. The warrant liabilities are revalued at fair value at each balance sheet date subsequent to the initial issuance. Changes in the fair market value of the warrant are reflected in the consolidated statement of operations as income (expense) based upon the change in fair value of warrants.

The warrants we issued in the January 2020 registered direct offerings contain a provision for a cash payment in the event that the shares are not delivered to the holder within two trading days. The cash payment equals $10 per day per $1,000 of warrant shares for each day late. The warrants issued in the January 2020 private placement also contain a provision for net cash settlement in the event that there is a fundamental transaction (e.g., merger, sale of substantially all assets, tender offer, or share exchange). If a fundamental transaction occurs in which the consideration issued consists of all cash or stock in a non-public company, then the warrant holder has the option to receive cash equal to a Black-Scholes value of the remaining unexercised portion of the warrant.

The warrants have been classified as liabilities, as opposed to equity, due to the potential adjustment to the exercise price that could result upon late delivery of the shares or potential cash settlement upon the occurrence of certain events as described above, and are recorded at their fair values at each balance sheet date.

Stock-based compensation

Stock-based compensation expense is attributable to stock options and restricted stock unit awards. For all stock-based awards, we recognize expense using a straight-line amortization method.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)
The following table summarizes stock-based compensation expense and the impact it had on operations for the periods presented (in thousands):

	Three months ended March 31,
	2020	2019
Cost of sales	$1	$7
Product development	1	28
Selling, general, and administrative	18	508
Total stock-based compensation	$20	$543

Total unearned stock-based compensation was $0.2 million at March 31, 2020, compared to $0.4 million at March 31, 2019. These costs will be charged to expense and amortized on a straight-line basis in future periods. The weighted average period over which the unearned compensation at March 31, 2020 is expected to be recognized is approximately 2.7 years.

Stock options

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. Estimates utilized in the calculation include the expected life of the option, risk-free interest rate, and expected volatility, and are further comparatively detailed as follows:

	Three months ended March 31,
	2020	2019
Fair value of options issued	$0.22	$—
Exercise price	$0.30	$—
Expected life of options (in years)	6.1	0
Risk-free interest rate	0.7%	—%
Expected volatility	92.8%	—%
Dividend yield	0.0%	0.0%

A summary of option activity under all plans for the three months ended March 31, 2020 is presented as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)
Balance at December 31, 2019	777,153	$1.04
Granted	431,250	0.30
Canceled/forfeited	(29,800)	0.47
Expired	—	—
Balance at March 31, 2020	1,178,603	$0.78	8.0

Vested and expected to vest at March 31, 2020	868,008	$0.93	7.9

Exercisable at March 31, 2020	113,353	$4.59	5.8

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)
Restricted stock units

A summary of restricted stock unit activity under all plans for the three months ended March 31, 2020 is presented as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in years)
Balance at December 31, 2019	33,051	$2.63
Granted	80,000	0.30
Released	(19,873)	2.72
Canceled/forfeited	—	—
Balance at March 31, 2020	93,178	$0.61	8.7

NOTE 10. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of March 31, 2020, we had approximately $3.4 million in outstanding purchase commitments for inventory. Of this amount, approximately $2.5 million is expected to ship in the second quarter of 2020 with the balance expected to ship in the third and fourth quarters of 2020.

NOTE 11. SUBSEQUENT EVENTS

On April 17, 2020, the Company was granted a loan from KeyBank National Association in the amount of approximately $795 thousand, pursuant to the Paycheck Protection Program (the “PPP”) under Division A of the Coronavirus Aid, Relief and Economic Securities Act (the "CARES Act"), which was enacted on March 27, 2020. The loan accrues interest at a rate of 1.0% per annum and matures on April 17, 2022. The funds were received on April 20, 2020. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. The Company intends to use the entire loan amount for qualifying expenses, however there is no assurance that the Company will obtain forgiveness for any portion of the loan.

On April 16, 2020, NASDAQ announced that, in response to the COVID-19 pandemic and related extraordinary market conditions, it is providing temporary relief through June 30, 2020 from, among other rules, the $1.00 minimum bid price rule. As a result, Energy Focus has until July 24, 2020 to come into compliance with the $1.00 minimum bid price rule. Energy Focus is evaluating its options to come into compliance, including, in the discretion of its board of directors, effectuating a reverse stock split of its common stock at a ratio of at least 1-for-2 and up to 1-for-20, which discretionary reverse stock split has been approved by Energy Focus’ stockholders, provided it occurs no later than June 17, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes thereto, included under Item 1 of this Quarterly Report, as well as the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included under Item 7 of our 2019 Annual Report.

Overview

Energy Focus, Inc. engages in the design, development, manufacturing, marketing and sale of energy-efficient lighting systems and controls. We develop, market and sell high quality light-emitting diode (“LED”) lighting products and controls in the commercial and military maritime markets (“MMM”). Our mission is to enable our customers to run their facilities and offices with greater energy efficiency, productivity, and wellness through advanced LED retrofit solutions. Our goal is to be the LED lighting technology and market leader for the most demanding applications where performance, quality and health are considered paramount. We specialize in LED lighting retrofit by replacing fluorescent, high-intensity discharge (“HID”) lighting and other types of lamps in institutional buildings for primarily indoor lighting applications with our innovative, high-quality commercial and military tubular LED (“TLED”) and other LED products and controls.

Net sales increased 19.1% for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, primarily driven by a 71.6% increase in military sales period over period. Net sales of our commercial products decreased by 12.5% for the three months ended March 31, 2020 as compared to the same prior year period. The sale cycles for the military market is dependent on many factors, including the availability of government funding, the timing and fulfillment of U.S. Navy awards, new ship construction, diversion of funds to other government needs, and the timing of vessel maintenance schedules. The sale cycles for our commercial target markets can range from several months to over one year and our financial results reflect volatility from the continued fluctuations in the timing, pace and size of commercial projects for a major healthcare customer.

Despite continuing progress in the last four quarters in reducing our operating losses significantly from first quarter of 2019, the Company’s results reflect the challenges due to long and unpredictable sales cycles, unexpected delays in customer retrofit budgets and project starts, continuing aggressive price competition and an intensely competitive lighting industry going through constant change. We continued to incur losses and the fact we have a substantial accumulated deficit, which continue to raise substantial doubt about our ability to continue as a going concern at March 31, 2020.

In addition, the COVID-19 outbreak has and may continue to have a significant economic and business impact on our Company. In the first quarter we have seen a down-turn in commercial sales as some customers in the healthcare and education industries delayed order placements in reaction to the crisis. We continue to monitor the potential impact of the COVID-19 outbreak. This includes evaluating the impact on our customers, suppliers, and logistics providers as well as evaluating governmental actions being taken to curtail the spread of the virus. The significance of the impact on us is still uncertain; however, a material adverse effect on our customers, suppliers, or logistics providers could significantly impact our operating results. We also plan to continue to actively follow, assess and analyze the development of the COVID-19 pandemic and stand ready to adjust our organizational structure, strategies, plans and processes to respond to the impacts from the virus spread in the timeliest manner.

Nevertheless, during the first quarter of 2020 we continued to see benefits from the relaunch efforts, described in our 2019 Annual Report, undertaken in the last three quarters of 2019. It is our belief that the continued momentum of the efforts undertaken in 2019, along with the launch of new and innovative products will over time result in improved sales and bottom-line performance for the Company. Our 2020 newly launched EnFocus™ platform has been receiving positive feedback from early customers. The EnFocus™ platform is launched with two immediately available product lines: EnFocus™ DM, which provides a dimmable lighting solution, and EnFocus™ DCT, which provides both a dimmable and color tunable lighting solution. . In addition, significant efforts undertaken to reduce costs and become more competitive in the Company’s MMM business segment offerings has positioned us to be more competitive in this business segment to win bids and proposals that have allowed us to generate additional business during the first quarter of 2020 as well as the balance of the year, offsetting some of the slowdown being experience on the commercial side of the business. While we continue to pursue growth on the commercial side of our business due to its potential and size, the MMM sector does offer us a steady opportunity for continued sales, profitability and market leadership despite its overall smaller market potential.

Meanwhile, the Company continues to seek additional external funding alternatives and sources particularly since it has not yet achieved profitability. We plan to achieve profitability through executing on our multi-channel sales strategy that targets key verticals such as government, healthcare, education and commercial & industrial, complemented by our marketing outreach campaigns, channel partnerships, and new sales from an e-commerce platform, which we plan to formally launch in the second quarter of 2020. We also plan to continue to develop advanced lighting and lighting control applications built upon the EnFocusTM platform. In addition, we intend to continue to apply rigorous and financial disciplines in our organizational structure, business processes and policies, and supply chain practices to help accelerate our path towards profitability.

At March 31, 2020, we had $2.9 million in cash, which excludes $0.3 million restricted cash held, and a total of $1.7 million in debt, including $0.8 million outstanding on our revolving credit facility, $0.9 million relating to our Iliad Note and we had $0.8 million in warrant liability following the January 2020 Equity Offering. Additionally, at March 31, 2020, we had $1.1 million of additional availability for us to borrow under the revolving line of credit facility.

Results of operations

The following table sets forth items in our Condensed Consolidated Statements of Operations as a percentage of net sales for the periods indicated:

	Three months ended March 31,
	2020	2019
Net sales	100.0%	100.0%
Cost of sales	72.7	96.9
Gross profit	27.3	3.1

Operating expenses:
Product development	7.5	16.6
Selling, general, and administrative	53.6	70.5
Restructuring	(0.4)	4.2
Total operating expenses	60.7	91.3
Loss from operations	(33.4)	(88.2)

Other expenses (income):
Interest expense	3.5	1.4
Income from change in fair value of warrants	(23.1)	—
Other expenses	0.5	0.6

Net loss	(14.3)%	(90.2)%

Net sales

A further breakdown of our net sales is presented in the following table (in thousands):

	Three months ended March 31,
	2020	2019
Commercial	$1,736	$1,983
MMM products	2,047	1,194
Total net sales	$3,783	$3,177

Net sales of $3.8 million for the first quarter of 2020 increased compared to the first quarter of 2019 primarily driven by an increase in MMM product sales. Net sales of our commercial products decreased in the first quarter of 2020 compared to the first quarter of 2019, reflecting (i) lower sales from our agency network that we have been consolidating and deemphasizing for sales and marketing efforts since our restructuring in April 2019, (ii) fluctuations in the timing, pace and size of commercial projects and (iii) a decrease in sales, caused by delayed orders, have occurred mainly in the healthcare and education industries because of the macroeconomic slowdown due to the COVID-19 pandemic.

Gross profit

Gross profit was $1.0 million, or 27.3% of net sales, for the first quarter of 2020, compared to $98 thousand, or 3.1% of net sales, for the first quarter of 2019. As a result of current manufacturing and sales volumes, gross margin for the first quarter of 2020 included favorable warranty and inventory reserves of $91 thousand or 2.4% of net sales, offset by unfavorable outbound freight costs of approximately $80 thousand, or 2.1% of net sales. Gross margin for the first quarter of 2020 included unfavorable manufacturing variances and absorption of $0.3 million, or 7.2% of net sales, whereas gross margin for the first quarter of 2019 included unfavorable manufacturing variances and absorption of $0.4 million, or 11.8% of net sales.

Operating expenses

Product development

Product development expenses include salaries and related expenses, contractor and consulting fees, legal fees, supplies and materials, as well as overhead, such as depreciation and facility costs. Product development costs are expensed as they are incurred.

Product development expenses were $0.3 million for the first quarter of 2020, a $0.2 million decrease compared to $0.5 million for the first quarter of 2019. The decrease was primarily a result of lower product testing expenses due to the timing of new product introductions as well as lower salaries and related benefits due to the elimination of two satellite research and development/engineering offices as part of the broader restructuring the Company undertook during 2019.

Selling, general and administrative

Selling, general and administrative expenses were $2.0 million for the first quarter of 2020, compared to $2.2 million for the first quarter of 2019. The primary driver of the decreased expenses was a decrease in stock-based compensation partly off-set by an increase in salaries and benefits expenses due to our growth initiatives that expanded our staff, primarily in direct sales.

Restructuring

For the three months ended March 31, 2020, we recorded restructuring credits totaling approximately $14 thousand related to the cost and offsetting sublease income for the remaining lease obligations for the former New York, New York office. For additional information regarding the restructuring actions taken in 2017 and 2019, please refer to Note 3, “Restructuring,” included under Item 8 of our 2019 Annual Report.

During the three months ended March 31, 2019, we recorded severance and related benefits charges of $0.1 million.

Interest expense

Interest expense was $133 thousand for the first quarter of 2020, compared to interest expense of $43 thousand for the first quarter of 2019. The increase in interest expense of $90 thousand was a result of increased amortization of the debt financing costs in the first quarter of 2020. The actual cash interest paid in the first quarter of 2020 was $67 thousand compared to $21 thousand in the first quarter of 2019.

Income from change in fair value of warrants

Income of $0.9 million was recognized during the three months ended March 31, 2020 for the market value change in our warrant liabilities. The income recognized in the first quarter of 2020 was a result of the revaluation of the warrant liability using the market price of the Company’s stock at March 31, 2020 versus the market price of the Company’s stock at the time of initial issuance of the warrants (January 13, 2020).

Other expenses

Other expense was $18 thousand for the first quarter of 2020, compared to other expense of $19 thousand for the first quarter of 2019. Other expenses are mainly comprised of bank and collateral management fees.

Provision for income taxes

Due to the operating losses incurred during the three months ended March 31, 2020 and 2019, and after application of the annual limitation set forth under Section 382 of the IRC, it was not necessary to record a provision for U.S. federal income tax or various states income taxes as income tax benefits are fully offset by a valuation allowance recorded.

Net loss

For the three months ended March 31, 2020, our net loss was $0.5 million, compared to $2.9 million for the three months ended March 31, 2019. The decrease in the net loss was primarily driven by lower product development, sales, general and administrative expenses and higher overall gross profit margins as previously discussed.

Financial condition

While we had cash of $2.9 million at March 31, 2020, which excludes $0.3 million restricted cash held, we had a total of $1.7 million in debt, including $0.8 million outstanding on our revolving credit facility and $0.9 million relating to the Iliad Note and we had $0.8 million in warrant liability following the January 2020 Equity Offering. At March 31, 2020, we had $1.1 million of additional availability for us to borrow under the revolving line of credit facility. We have historically incurred substantial losses, and as of March 31, 2020, we had an accumulated deficit of $125.4 million. Additionally, our sales have been concentrated in a few major customers and for the three months ended March 31, 2020, two customers accounted for approximately 53% of net sales.

As a result of the restructuring actions and initiatives described above, we have reduced our operating expenses to be more commensurate with our sales volumes. However, we continue to incur losses and have a substantial accumulated deficit, and substantial doubt about our ability to continue as a going concern continues to exist at March 31, 2020.

Since the executive transition on April 1, 2019, we have continued to evaluate and assess strategic options as we seek to achieve profitability. We plan to achieve profitability through growing our sales by continuing to execute on our multi-channel sales strategy that targets key verticals such as government, healthcare, education and commercial and industrial, complemented by our marketing outreach campaigns, channel partnerships, and additional sales from a new e-commerce platform, which we plan to launch in the second quarter of 2020. We also plan to continue to develop advanced lighting and lighting control technologies and introduce impactful new products such as the EnFocus™, a breakthrough lighting control platform we officially launched during the second quarter of 2020. In addition, we continue to apply rigorous and financial disciplines in our organizational structure, business processes and policies, and supply chain practices to help accelerate our path towards profitability.

As described in Note 9, we also raised approximately $2.3 million of net proceeds upon the issuance of common stock and warrants under the January 2020 Equity Offering

The restructuring and cost cutting initiatives implemented during 2019 as well as the January 2020 equity offering that significantly strengthened our balance sheet were designed to allow us to effectively execute these strategies. However, our efforts may not occur as quickly as we envision or be successful, due to the long sales cycle in our industry, the corresponding time required to ramp up sales from new products and markets into this sales cycle, the timing of introductions of additional new products, significant competition, potential sales volatility given our customer concentration, and the recent and lingering economic impact from COVID-19 pandemic, among other factors. As a result, we will continue to review and pursue selected external funding sources to ensure adequate financial resources to execute across the timelines required to achieve these objectives including, but not limited to, the following:

•obtaining financing from traditional or non-traditional investment capital organizations or individuals;
•obtaining funding from the sale of our common stock or other equity or debt instruments; and
•obtaining debt financing with lending terms that more closely match our business model and capital needs.

There can be no assurance that we will obtain funding on acceptable terms, in a timely fashion, or at all. Obtaining additional funding contains risks, including:

•additional equity financing may not be available to us on satisfactory terms and any equity we are able to issue could lead to dilution for current stockholders and have rights, preferences and privileges senior to our common stock;
•loans or other debt instruments may have terms and/or conditions, such as interest rate, restrictive covenants, conversion features, refinancing demands, and control or revocation provisions, which are not acceptable to management or our board of directors; and
•the current environment in capital markets combined with our capital constraints may prevent us from being able to obtain adequate debt financing.

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

Considering both quantitative and qualitative information, we continue to believe that the combination of our plans to obtain additional external funding , timely reorganizational actions, current financial position, liquid resources, obligations due or anticipated within the next year, development and implementation of an excess inventory reduction plan, application and successful acquisition of a Payroll Protection Plan (“PPP”) loan during April 2020, plans and initiatives in our R&D, product development and sales and marketing, development of potential channel partnerships, if adequately executed, will provide us with an ability to finance our operations through the next twelve months and will mitigate the substantial doubt about our ability to continue as a going concern.

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

On April 16, 2020, NASDAQ announced that, in response to the COVID-19 pandemic and related extraordinary market conditions, it is providing temporary relief through June 30, 2020 from, among other rules, the $1.00 minimum bid price rule. As a result, Energy Focus has until July 24, 2020 to come into compliance with the $1.00 minimum bid price rule. Energy Focus is evaluating its options to come into compliance, including, in the discretion of its board of directors, effectuating a reverse stock split of its common stock at a ratio of at least 1-for-2 and up to 1-for-20, which discretionary reverse stock split has been approved by Energy Focus’ stockholders, provided it occurs no later than June 17, 2020.

Subsequent to quarter-end on April 17, 2020, the Company was granted a loan from KeyBank National Association in the amount of approximately $795 thousand, pursuant to the Paycheck Protection Program (the “PPP”) under Division A of the Coronavirus Aid, Relief and Economic Securities Act (the "CARES Act"), which was enacted on March 27, 2020. The loan accrues interest at a rate of 1.0% per annum and matures on April 17, 2022. The funds were received on April 20, 2020. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. The Company intends to use the entire loan amount for qualifying expenses and hence at this time the Company expects the loan will be forgiven. However, there is no assurance that the Company will obtain forgiveness for any portion of the loan.

Liquidity and capital resources
Cash
At March 31, 2020, our cash balance was approximately $2.9 million, compared to approximately $0.4 million at December 31, 2019. The balance at March 31, 2020 and December 31, 2019 excluded restricted cash of $0.3 million for a letter of credit requirement under a lease obligation.

The following summarizes cash flows from operating, investing, and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows (in thousands):

	Three months ended March 31,
	2020	2019
Net cash provided by (used in) operating activities	$504	$(3,556)

Net cash used in investing activities	$(47)	$(4)

Net cash provided by financing activities	$2,104	$1,086

Net cash provided by (used in) operating activities

Net cash provided by operating activities was $0.5 million for the three months ended March 31, 2020. The net loss was $0.5 million and was adjusted for non-cash items, including: depreciation and amortization, stock-based compensation, change in fair value of warrant liabilities, provisions for inventory, warranty reserves and working capital changes. The primary driver for a positive operating cash flow was the generation of $1.5 million cash from the utilization of existing inventory stock as opposed to new purchases. During the three months ended March 31, 2020, we used $0.2 million in cash for accounts payable, primarily due to the timing of inventory receipts and we used $0.2 million of prepaid and other assets due to prepaid deposits to our contract manufacturers for inventory for the new EnFocus™ platform. We generated cash of $0.4 million through the collection of accounts receivable and $0.2 million through a decrease of other accrued liabilities, primarily related to accrued payroll and benefits and commissions. Cash generated was partially offset by an adjustment of $0.9 million for change in fair value of warrants.

For the three months ended March 31, 2019, net cash used in operating activities was $3.6 million, and resulted primarily from the net loss incurred of $2.9 million, adjusted for non-cash items, including: depreciation, stock-based compensation, and provisions for inventory and warranty reserves, and working capital changes. During the three months ended March 31, 2019, we used $1.3 million in cash for accounts payable, primarily due to the timing of inventory receipts and payments, $0.2 million through an increase in accounts receivable, due to the higher shipments in March 2019 as compared to December 2018. In addition, prepaid and other assets decreased by $0.5 million as the inventory for which we paid deposits to our contract manufacturers in prior quarters was received in the first quarter of 2019.

Net cash used in investing activities

Net cash used in investing activities was $47 thousand for the three months ended March 31, 2020 and resulted primarily from the purchase of tooling to support production operations.

For the three months ended March 31, 2019, net cash used in investing activities was $4 thousand, and resulted primarily from the purchase of tooling to support production operations.

Net cash provided by financing activities

Net cash provided by financing activities during the three months ended March 31, 2020 was $2.1 million, primarily resulting from the $2.8 million in proceeds received from the share issuance in January 2020, partially offset by $0.5 million in offering costs for the issuance and an issuance related mandatory repayment of the Iliad note of which $0.2 million was allocated against principal. At March 31, 2020, we had $1.1 million of additional availability for us to borrow under the Credit Facility.

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

Contractual obligations

As of March 31, 2020, we had approximately $3.4 million in outstanding purchase commitments for inventory. Of this amount, approximately $2.5 million is expected to ship in the second quarter of 2020 with the balance expected to ship in the third and fourth quarters of 2020.

There have been no other material changes to our contractual obligations as compared to those included in our 2019 Annual Report.

Critical accounting policies

Fair value of warrant liabilities

The estimated fair value of warrants accounted for as liabilities, representing a level 3 fair value measure, was determined on the issuance date and subsequently marked to market at each financial reporting date. We use the Black-Scholes valuation model to value the warrant liabilities at fair value. The fair value is estimated using the expected volatility based on our historical volatility and is determined using probability weighted-average assumptions, when appropriate.

There have been no other material changes to our critical accounting policies as compared to those included in our 2019 Annual Report on Form 10-K for the year ended December 31, 2019.

Certain risks and concentrations

We had certain customers whose net sales individually represented 10 percent or more of our total net sales, or whose net trade accounts receivable balance individually represented 10 percent or more of our total net trade accounts receivable, as follows:

For the three months ended March 31, 2020, sales to our primary distributor for the U.S. Navy and a regional commercial lighting retrofit company accounted for approximately 38% and 15% of net sales, respectively. When sales to our primary distributor for the U.S. Navy are combined with sales to shipbuilders for the U.S. Navy, total net sales of products for the U.S. Navy comprised approximately 46% of net sales for the same period. For the three months ended March 31, 2019, sales to our primary distributor for the U.S. Navy and a regional commercial lighting retrofit company accounted for approximately 22% and 30% of net sales, respectively. When sales to our primary distributor for the U.S. Navy are combined with sales to shipbuilders for the U.S. Navy, total net sales of products for the U.S. Navy comprised approximately 32% of net sales for the same period.

A regional commercial lighting retrofit company and our primary distributor for the U.S. Navy accounted for approximately 12% and 44% of net trade accounts receivable, respectively, at March 31, 2020. At December 31, 2019, our primary distributor for the U.S. Navy accounted for approximately 10% of net trade accounts receivable and a large regional retrofit company accounted for 41.0% of our net trade accounts receivable.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, our management must evaluate, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as of March 31, 2020, the end of the period covered by this report. Management, with the participation of our current Chief Executive Officer and Chief Financial Officer, did evaluate the effectiveness of our disclosure controls and procedures as of the end of period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2020.

Changes in internal control over financial reporting

During the quarterly period covered by this report, there have not been any changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2020, we were not involved in any material legal proceedings.

ITEM 1A. RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the company is not required to provide information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description of Documents

3.1	Certificate of Incorporation of Energy Focus, Inc. (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on May 1, 2006).

3.2
Certificate of Amendment to the Certificate of Incorporation of Energy Focus, Inc. filed with the Secretary of State of the State of Delaware on June 21, 2010 (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed on March 24, 2020).

3.3
Certificate of Amendment to the Certificate of Incorporation of Energy Focus, Inc. filed with the Secretary of State of the State of Delaware on October 9, 2012 (incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K filed on March 24, 2020).

3.4
Certificate of Amendment to the Certificate of Incorporation of Energy Focus, Inc. filed with the Secretary of State of the State of Delaware on October 28, 2013 (incorporated by reference to Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K filed on March 24, 2020).

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

3.7
Certificate of Amendment to the Certificate of Incorporation of Energy Focus, Inc. filed with the Secretary of State of the State of Delaware on January 15, 2020 (incorporated by reference to Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K filed on March 24, 2020).

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

3.10
Amendment to the Certificate of Designation of Series A Convertible Preferred Stock of Energy Focus, Inc. filed with the Secretary of State of the State of Delaware on January 15, 2020 (incorporated by reference to Exhibit 3.10 to the Registrant’s Annual Report on Form 10-K filed on March 24, 2020).

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

4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 13, 2020).

4.2	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on January 13, 2020).

10.1
Form of Securities Purchase Agreement, dated as of January 9, 2020, between the Company and each purchaser named in the signature pages thereto (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on January 13, 2020).

10.2	SBA Loan Agreement, dated as of April 17, 2020, between the Company and KeyBank National Association (filed with this Report)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002..

32.1 +	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101
The following financial information from our Quarterly Report for the quarter ended March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2020 and December 31, 2019, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2020, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019, and (v) the Notes to Condensed Consolidated Financial Statements.

*104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

ENERGY FOCUS, INC.

Date:	May 13, 2020	By:	/s/ James Tu
James Tu
Executive Chairman and Chief Executive Officer
Principal Executive Officer

Date:	May 13, 2020	By:	/s/ Tod A. Nestor
Tod A. Nestor
President, Chief Financial Officer and Secretary
Principal Financial and Accounting Officer