Form 10-Q
period 2020-06-30
ENERGY FOCUS, INC/DE
filed 2020-08-13
CIK 924168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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

The number of outstanding shares of the registrant’s common stock, $0.0001 par value, as of August 10, 2020 was 3,239,874.

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
•market acceptance of our LED lighting and control technologies and products;
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
•risks inherent in international markets, such as economic and political uncertainty, changing regulatory and tax requirements and currency fluctuations, including tariffs and other potential barriers to international trade; and
•maintain effective internal controls and otherwise comply with our obligations as a public company and under Nasdaq listing standards.

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

ITEM 1. FINANCIAL STATEMENTS
ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash	$2,727	$350
Trade accounts receivable, less allowances of $7 and $28, respectively	2,518	2,337
Inventories, net	5,900	6,168
Prepaid and other current assets	677	479
Total current assets	11,822	9,334

Property and equipment, net	415	389
Operating lease, right-of-use asset	1,051	1,289
Restructured lease, right-of-use asset	214	322
Other assets	405	405
Total assets	$13,907	$11,739

LIABILITIES
Current liabilities:
Accounts payable	$2,617	$1,340
Accrued liabilities	57	186
Accrued legal and professional fees	307	215
Accrued payroll and related benefits	585	360
Accrued sales commissions	50	32
Accrued restructuring	25	24
Accrued warranty reserve	215	195
Deferred revenue	61	18
Operating lease liabilities	577	550
Restructured lease liabilities	331	319
Finance lease liabilities	3	3
Warrant liability	4,011	—
Convertible notes	—	1,700
Iliad note, net of discount and loan origination fees	603	885
PPP loan	263	—
Credit line borrowings, net of loan origination fees	1,331	715
Total current liabilities	11,036	6,542

Other liabilities	—	14
Operating lease liabilities, net of current portion	623	906
Restructured lease liabilities, net of current portion	—	168
Finance lease liabilities, net of current portion	2	4
PPP loan, net of current maturities	532	—
Iliad note, net of current maturities	—	109
Total liabilities	12,193	7,743

STOCKHOLDERS' EQUITY
Preferred stock, par value $0.0001 per share:
Authorized: 5,000,000 shares (3,300,000 shares designated as Series A Convertible Preferred Stock) in 2020 and 2,000,000 shares (no shares designated as Series A Convertible Preferred Stock) in 2019
Issued and outstanding: 2,597,470 at June 30, 2020 and no shares outstanding at December 31, 2019	—	—
Common stock, par value $0.0001 per share:
Authorized: 50,000,000 shares in 2020 and 30,000,000 shares in 2019
Issued and outstanding: 3,216,345 at June 30, 2020 and 2,485,684 at December 31, 2019	—	—
Additional paid-in capital	131,472	128,873
Accumulated other comprehensive loss	(3)	(3)
Accumulated deficit	(129,755)	(124,874)
Total stockholders' equity	1,714	3,996
Total liabilities and stockholders' equity	$13,907	$11,739
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net sales	$3,335	$3,082	$7,118	$6,259
Cost of sales	1,992	3,191	4,743	6,270
Gross profit (loss)	1,343	(109)	2,375	(11)

Operating expenses:
Product development	313	318	595	844
Selling, general, and administrative	1,973	1,594	4,000	3,835
Restructuring	(14)	128	(28)	262
Total operating expenses	2,272	2,040	4,567	4,941
Loss from operations	(929)	(2,149)	(2,192)	(4,952)

Other expenses (income):
Interest expense	87	26	220	69
Loss from change in fair value of warrants	3,300	—	2,427	—
Other expenses	24	79	42	98
Net loss	$(4,340)	$(2,254)	$(4,881)	$(5,119)

Net loss per share - basic and diluted
Net loss	$(1.36)	$(0.91)	$(1.55)	$(2.09)

Weighted average common shares outstanding:
Basic and diluted *	3,192	2,467	3,139	2,446
* Shares outstanding for prior periods have been restated for the 1-for-5 reverse stock split

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net loss	$(4,340)	$(2,254)	$(4,881)	$(5,119)

Other comprehensive loss:
Foreign currency translation adjustments	—	(2)	—	(2)
Comprehensive loss	$(4,340)	$(2,256)	$(4,881)	$(5,121)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares*	Amount

Balance at December 31, 2019	—	$—	2,486	$—	$128,873	$(3)	$(124,874)	$3,996
Issuance of common stock under employee stock option and stock purchase plans	—	—	5	—	—	—	—	—
Issuance of common stock and warrants	—	—	688	—	2,749	—	—	2,749
Offering costs on issuance of common stock and warrants	—	—	—	—	(474)	—	—	(474)
Warrant liability	—	—	—	—	(1,636)	—	—	(1,636)
Conversion of notes to preferred stock	2,709	—	—	—	1,769	—	—	1,769
Stock-based compensation	—	—	—	—	20	—	—	20
Net loss for the three months ended March 31, 2020	—	—	—	—	—	—	(541)	(541)
Balance at March 31, 2020	2,709	$—	3,179	$—	$131,301	$(3)	$(125,415)	$5,883
Issuance of common stock under employee stock option and stock purchase plans	—	—	—	—	30	—	—	30
Common stock withheld in lieu of income tax withholding on vesting of restricted stock units	—	—	—	—	(3)	—	—	(3)
Issuance of common stock upon the exercise of warrants	—	—	15	—	103	—	—	103
Issuance of common stock upon conversion from preferred stock	(112)	—	22	—	—	—	—	—
Stock-based compensation	—	—	—	—	41	—	—	41
Net loss for the three months ended June 30, 2020	—	—	—	—	—	—	(4,340)	(4,340)
Balance at June 30, 2020	2,597	$—	3,216	$—	$131,472	$(3)	$(129,755)	$1,714

*Shares outstanding for prior periods have been restated for the 1-for-5 reverse stock split

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares*	Amount

Balance at December 31, 2018	2,418	$—	$128,368	$(1)	$(117,315)	$11,052
Adjustment to beginning retained earnings upon adoption of Topic 842	—	—	—	—	(186)	(186)
Issuance of common stock under employee stock option and stock purchase plans	30	—	—	—	—	—
Common stock withheld in lieu of income tax withholding on vesting of restricted stock units	(10)	—	(111)	—	—	(111)
Stock-based compensation	—	—	543	—	—	543
Net loss for the three months ended March 31, 2019	—	—	—	—	(2,865)	(2,865)
Balance at March 31, 2019	2,438	$—	$128,800	$(1)	$(120,366)	$8,433
Issuance of common stock under employee stock option and stock purchase plans	36	—	—	—	—	—
Common stock withheld in lieu of income tax withholding on vesting of restricted stock units	—	—	(5)	—	—	(5)
Stock-based compensation	—	—	(20)	—	—	(20)
Foreign currency translation adjustment	—	—	—	(2)	—	(2)
Net loss for the three months ended June 30, 2019	—	—	—	—	(2,254)	(2,254)
Balance at June 30, 2019	2,474	$—	$128,775	$(3)	$(122,620)	$6,152

*Shares outstanding for prior periods have been restated for the 1-for-5 reverse stock split

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six months ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(4,881)	$(5,119)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	92	200
Stock-based compensation	61	523
Change in fair value of warrant liabilities	2,427	—
Provision for doubtful accounts receivable	(12)	38
Provision for slow-moving and obsolete inventories	(319)	(303)
Provision for warranties	20	106
Amortization of loan discounts and origination fees	76	45
Loss on dispositions of property and equipment	—	15
Changes in operating assets and liabilities:
Accounts receivable	(169)	358
Inventories	587	693
Prepaid and other assets	(198)	447
Accounts payable	1,277	(1,526)
Accrued and other liabilities	293	(580)
Deferred revenue	43	(17)
Total adjustments	4,178	(1)
Net cash used in operating activities	(703)	(5,120)

Cash flows from investing activities:
Acquisitions of property and equipment	(118)	(28)
Net cash used in investing activities	(118)	(28)

Cash flows from financing activities:
Proceeds from the issuance of common stock and warrants	2,750	—
Proceeds from the exercise of warrants	51	—
Offering costs paid on the issuance of common stock and warrants	(474)	—
Proceeds from PPP loan	795	—
Principal payments under finance lease obligations	(2)	(1)
Proceeds from exercise of stock options and employee stock purchase plan purchases	30	—
Common stock withheld in lieu of income tax withholding on vesting of restricted stock units	(3)	(116)
Payments on the Iliad Note	(526)	—
Net proceeds from (payment on) credit line borrowings	577	(568)
Proceeds from convertible notes	—	1,700
Net cash provided by financing activities	3,198	1,015
Effect of exchange rate changes on cash	—	5
Net increase (decrease) in cash and restricted cash	2,377	(4,128)
Cash and restricted cash, beginning of period	692	6,335
Cash and restricted cash, end of period	$3,069	$2,207

Classification of cash and restricted cash:
Cash	$2,727	$1,865
Restricted cash held in other assets	342	342
Cash and restricted cash	$3,069	$2,207

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
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

At the Company’s annual meeting of stockholders held on December 17, 2019, the Company’s stockholders approved a form of the certificate of amendment (the “Certificate of Amendment”) to the Company’s Certificate of Incorporation, as amended (the “Certificate of Incorporation”), and authorized the board of directors of the Company to amend the Certificate of Incorporation to effect a reverse stock split of the outstanding shares of the Company’s common stock, par value $0.0001 per share, at a ratio ranging from any whole number of at least 1-for-2 and up to 1-for-20, with the exact ratio within the foregoing range to be determined by the board of directors in its sole discretion.

On June 2, 2020, our board of directors determined to set the reverse stock split ratio at 1-for-5 (the “Split Ratio”). The Certificate of Amendment to our Certificate of Incorporation was filed with the Secretary of State of the State of Delaware on June 11, 2020, upon which the reverse stock split became effective immediately (the “Effective Time”). At the Effective Time, every five shares of common stock issued and outstanding automatically combined into one validly issued, fully paid and non-assessable share of common stock. No fractional shares were issued as a result of the reverse stock split. The $0.0001 par value per share of common stock and other terms of the common stock were not affected by the reverse stock split. The number of authorized shares of common stock under the Certificate of Incorporation remained unchanged at 50,000,000 shares. Proportional adjustments were made to the conversion and exercise prices of our outstanding warrants and stock options, and to the number of shares issued and issuable under our stock incentive plans in connection with the reverse stock split. The current financial statements as well as prior period’s financial statements have been retroactively adjusted to reflect the reverse stock split. Preferred shares outstanding were not affected by the reverse stock split and as such, those shares have not been adjusted.

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

We have prepared the accompanying financial data for the three and six months ended June 30, 2020 and 2019 pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The accompanying financial data and information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Annual Report”). The Condensed Consolidated Balance Sheet as of December 31, 2019 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly our Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019, Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2020 and 2019, Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)
June 30, 2020 and 2019, and Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019.

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

For the three months ended June 30, 2020, sales to our primary distributor for the U.S. Navy, a regional commercial lighting retrofit company and a primary shipbuilder for the U.S. Navy, accounted for approximately 40%, 15% and 11% of net sales, respectively. When sales to our primary distributor for the U.S. Navy are combined with sales to shipbuilders for the U.S. Navy, total net sales of products for the U.S. Navy comprised approximately 60% of net sales for the same period. For the three months ended June 30, 2019, sales to our primary distributor for the U.S. Navy and a regional commercial lighting retrofit company accounted for approximately 13% and 26% of net sales, respectively. When sales to our primary distributor for the U.S. Navy are combined with sales to shipbuilders for the U.S. Navy, total net sales of products for the U.S. Navy comprised approximately 20% of net sales for the same period.

For the six months ended June 30, 2020, sales to our primary distributor for the U.S. Navy and a regional commercial lighting retrofit company accounted for approximately 39% and 15% of net sales, respectively. When sales to our primary distributor for the U.S. Navy are combined with sales to shipbuilders for the U.S. Navy, total net sales of products for the U.S. Navy comprised approximately 53% of net sales for the same period. For the six months ended June 30, 2019, sales to our primary distributor for the U.S. Navy and a regional commercial lighting retrofit company accounted for approximately 17% and 28% of net sales, respectively. When sales to our primary distributor for the U.S. Navy are combined with sales to shipbuilders for the U.S. Navy, total net sales of products for the U.S. Navy comprised approximately 26% of net sales for the same period.

A regional commercial lighting retrofit company and our primary distributor for the U.S. Navy accounted for approximately 19% and 47% of net trade accounts receivable, respectively, at June 30, 2020. At December 31, 2019, our primary distributor for the U.S. Navy accounted for approximately 10% of net trade accounts receivable and a large regional retrofit company accounted for 41% of our net trade accounts receivable.

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
June 30, 2020
(Unaudited)
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

The following table provides a disaggregation of product net sales for the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net sales:
Commercial	$1,058	$2,131	$2,794	$4,114
MMM products	2,277	951	4,324	2,145
Total net sales	$3,335	$3,082	$7,118	$6,259

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

Geographic information

All of our long-lived fixed assets are located in the United States. Sales attributable to customers outside the United States for both the three and six months ended June 30, 2020 were less than 1% of net sales. There were no net sales attributable to customers outside the United States for the three months ended June 30, 2019 and less than 1% for the six months ended June 30, 2019. The geographic location of our net sales is derived from the destination to which we ship the product.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)
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

The following table presents a reconciliation of basic and diluted loss per share computations (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(4,340)	$(2,254)	$(4,881)	$(5,119)

Denominator:
Basic weighted average common shares outstanding *	3,192	2,467	3,139	2,446
* Shares outstanding for prior periods have been restated for the 1-for-5 stock split

As a result of the net loss we incurred for three and six months ended June 30, 2020, options, warrants and convertible securities representing approximately 47 thousand and 4 thousand shares of common stock were excluded from the loss per share calculation, respectively, because their inclusion would have been anti-dilutive. As a result of the net loss we incurred for the three and six months ended June 30, 2019, options, warrants and convertible securities representing approximately 28 thousand and 66 thousand shares of common stock were excluded from the loss per share calculation, respectively, because of this same reason.

Product warranties

Through March 31, 2016, we warranted finished goods against defects in material and workmanship under normal use and service for periods generally between one and five years. Beginning April 1, 2016, we warrant our commercial Tubular LED Lamps, (“TLEDs”), excluding RedCap®, our Battery Backup TLED, the troffer luminaires, and certain Globe Lights for a period of ten years and all other LED products for five years per the Terms and Conditions outlined on our website. Beginning in October 2019, TLEDs (excluding Red Caps®) are warranted for ten years and the warranty for all of our other products is five years. Warranty settlement costs consist of actual amounts expensed for warranty, which are largely a result of the cost of replacement products provided to our customers. A liability for the estimated future costs under product warranties is maintained for products under warranty based on the actual claims incurred to date and the estimated nature, frequency, and costs of future claims. These estimates are inherently uncertain and changes to our historical or projected experience may cause material changes to our warranty reserves in the future. We continuously review the assumptions related to the adequacy of our warranty reserve, including product failure rates, and make adjustments to the existing warranty liability when there are changes to these estimates or the underlying replacement product costs, or the warranty period expires. The following table summarizes warranty activity for the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Balance at beginning of period	$240	$352	$195	$258
Warranty accruals for current period sales	—	17	7	29
Adjustments to existing warranties	(25)	(12)	19	77
In kind settlements made during the period	—	(15)	(6)	(22)
Accrued warranty reserve	$215	$342	$215	$342

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

Financial Instruments

In January 2020, we completed a registered direct offering for the sale of 688,360 shares of our common stock to certain institutional investors, at a purchase price of $3.37 per share. We also sold, to the same institutional investors, warrants to purchase up to 688,360 shares of common stock at an exercise price of $3.37 per share in a concurrent private placement for a purchase price of $0.625 per warrant. We paid the placement agent commissions of $193 thousand plus $50 thousand in expenses in connection with the registered direct offering and the concurrent private placement and we also paid legal, accounting and other fees of $231 thousand related to the offering. Total offering costs of $474 thousand have been presented as a reduction of additional paid-in capital and have been netted within equity. In addition, we issued warrants to the placement agent to purchase up to 48,185 shares of common stock at an exercise price of $4.99 per share. Net proceeds to us from the sale of common stock and warrants (the “January 2020 Equity Offering”) were approximately $2.3 million. In accordance with the terms of the Iliad Note (as defined below in Note 7), 10% of the gross proceeds from the January 2020 Equity Offering ($275 thousand) were used to make payments on the Iliad Note, of which $226 thousand went towards the outstanding principal amount and the balance to interest.

Warrants to purchase an aggregate of 721,546 shares remain outstanding at June 30, 2020 with a weighted average exercise price of $3.48 per share. The exercise of warrants could provide us with cash proceeds of $2.5 million. During the six months ended June 30, 2020, 15 thousand warrants were exercised resulting in total proceeds of $51 thousand.

The warrants have been classified as liabilities, as opposed to equity, due to the potential adjustment to the exercise price that could result upon late delivery of the shares or potential cash settlement and are recorded at their fair values at each balance sheet date. Please also refer to Note 9, “Stockholder’s Equity”.

Fair Value Measurements

The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value, giving the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below. We classify the inputs used to measure fair value into the following hierarchy:

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

The following table provides a summary of the financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 (in thousands):

		Fair Value Measurements at June 30, 2020 Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description	June 30, 2020
Warrant liability	$4,011	$—	$—	$4,011

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

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

The following inputs were used for the Black-Sholes valuation model at June 30, 2020:

	Expected	Risk-Free	Expected
	Volatility	Interest Rate	Life
Warrants with greater than one-year remaining term	100.17% - 100.27%	0.24% - 0.26%	4.04 - 4.54 years

A roll-forward of fair value measurements using significant unobservable inputs (Level 3) for the warrants is as follows (in thousands):

Six months ended June 30, 2020
Balance January 1, 2020	$—
Issuance of warrants, January 2020	1,636
Settlements from exercise	(52)
Loss from change in fair value of warrants	2,427
Balance June 30, 2020	$4,011

NOTE 3. RESTRUCTURING

For the three and six months ended June 30, 2020, we recorded net restructuring credits of approximately $14 thousand and $28 thousand, respectively, and for the three and six months ended June 30, 2019, we recorded restructuring charges totaling approximately $128 thousand and $262 thousand, respectively, related to the costs and offsetting sublease income and accretion expense for the remaining lease obligation for our former New York, New York office. For additional information regarding the restructuring actions taken as part of the 2017 and 2019 restructuring plans, please refer to Note 3, “Restructuring,” included under Item 8 of our 2019 Annual Report.

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

The following is a reconciliation of the beginning and ending balances of our restructuring liability as it relates to the 2017 and 2019 restructuring plans (in thousands):

Restructuring Liability
Balance at December 31, 2019	$38
Accretion of lease obligations	1
Payments	(14)
Balance at June 30, 2020	25

The following is a reconciliation of the ending balance of our restructuring liability at June 30, 2020 to the balance sheet:

Restructuring Liability
Balance at June 30, 2020	$25
Less, short-term restructuring liability	25
Long-term restructuring liability, included in other liabilities	$—

As a result of the restructuring actions and initiatives described above, we have reduced our operating expenses to be more commensurate with our sales volumes. However, we continue to incur losses and have a substantial accumulated deficit, and

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)
substantial doubt about our ability to continue as a going concern continues to exist at June 30, 2020.

Since the executive transition on April 1, 2019, we have continued to evaluate and assess strategic options as we seek to achieve profitability. We plan to achieve profitability through growing our sales by continuing to execute on our multi-channel sales strategy that targets key verticals such as government, healthcare, education, and commercial and industrial, complemented by our marketing outreach campaigns and channel partnerships. We also plan to continue to develop advanced lighting and lighting control technologies and introduce impactful new products such as the EnFocus™, a breakthrough lighting control platform we officially launched during the second quarter of 2020. Furthermore, we have been developing ultraviolet (UV) disinfection technologies and products which we have filed provisional patents on and which we expect to launch by the end of 2020. In addition, we continue to apply rigorous and financial disciplines in our organizational structure, business processes and policies, and supply chain practices to help accelerate our path towards profitability.

As described in Note 9, we also raised approximately $2.3 million of net proceeds upon the issuance of common stock and warrants in connection with the January 2020 Equity Offering.

The restructuring and cost cutting initiatives implemented during 2019 as well as the January 2020 Equity Offering that significantly strengthened our balance sheet were designed to allow us to effectively execute these strategies. However, our efforts may not occur as quickly as we envision or be successful, due to the long sales cycle in our industry, the corresponding time required to ramp up sales from new products and markets into this sales cycle, the timing of introductions of additional new products, significant competition, potential sales volatility given our customer concentration, and the recent and lingering economic impact from the COVID-19 pandemic, among other factors. As a result, we will continue to review and pursue selected external funding sources to ensure adequate financial resources to execute across the timelines required to achieve these objectives including, but not limited to, the following:

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

If we fail to obtain the required additional financing to sustain our business before we are able to produce levels of revenue to meet our financial needs, we will need to delay, scale back or eliminate our growth plans and further reduce our operating costs and headcount, each of which would have a material adverse effect on our business, future prospects, and financial condition. A lack of additional funding could also result in our inability to continue as a going concern and force us to sell certain assets or discontinue or curtail our operations and, as a result, investors in the Company could lose their entire investment.

Considering both quantitative and qualitative information, we continue to believe that the combination of our plans to obtain additional external funding, timely re-organizational actions, current financial position, liquid resources, obligations due or anticipated within the next year, development and implementation of an excess inventory reduction plan, application and successful acquisition of a Paycheck Protection Program (“PPP”) loan during April 2020, plans and initiatives in our R&D, product development and sales and marketing, development of potential channel partnerships, if adequately executed, will provide us with an ability to finance our operations through the next twelve months and will mitigate the substantial doubt about our ability to continue as a going concern.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)
On May 15, 2019, we received a letter from the Nasdaq Stock Market (“Nasdaq”) advising us that for 30 consecutive trading days preceding the date of the letter, the bid price of our common stock had closed below the $1.00 per share minimum required for continued listing on Nasdaq pursuant to listing rules. Therefore we could be subject to delisting if we did not regain compliance within the compliance period or extend the compliance period by filing for an extension. On October 15, 2019, the Company formally requested a 180-day extension beginning November 12, 2019 to regain compliance.

On April 16, 2020, Nasdaq announced that, in response to the COVID-19 pandemic and related extraordinary market conditions, it is providing temporary relief through June 30, 2020 from, among other rules, the $1.00 minimum bid price rule. As a result, we had until July 24, 2020 to come into compliance with the $1.00 minimum bid price rule.
To become compliant with the $1.00 minimum bid price requirement, the Company effected a 1-for-5 reverse stock split to increase the per share trading price of the common stock.

At the Company’s annual meeting of stockholders held on December 17, 2019, the Company’s stockholders approved a form of the Certificate of Amendment to the Certificate of Incorporation and authorized our board of directors to amend the Certificate of Incorporation to effect a reverse stock split of the outstanding shares of the Company’s common stock at a ratio ranging from any whole number of at least 1-for-2 and up to 1-for-20, with the exact ratio within the foregoing range to be determined by the board of directors in its sole discretion.

On June 2, 2020, our board of directors determined to set the Split Ratio. The Certificate of Amendment to our Certificate of Incorporation was filed with the Secretary of State of the State of Delaware on June 11, 2020, upon which the reverse stock split became effective immediately (the “Effective Time”). At the Effective Time, every five shares of common stock issued and outstanding automatically combined into one validly issued, fully paid and non-assessable share of common stock. The common stock began trading on Nasdaq on a split-adjusted basis at the opening of trading on June 12, 2020.

NOTE 4. INVENTORIES

Inventories are stated at the lower of standard cost (which approximates actual cost determined using the first-in, first-out cost method) or net realizable value, and consist of the following (in thousands):

	Six months ended June 30, 2020	Twelve months ended December 31, 2019
Raw materials	$3,590	$4,064
Finished goods	5,636	5,749
Reserves for excess, obsolete, and slow-moving inventories	(3,326)	(3,645)
Inventories, net	$5,900	$6,168

The following is a rollforward of the reserves for excess, obsolete, and slow-moving inventories (in thousands):

	Six months ended June 30, 2020	Twelve months ended December 31, 2019
Beginning Balance	$(3,645)	$(4,212)
Provision (accrual)	112	(814)
Reduction due to sold inventory	167	845
Write-off for disposed inventory	40	536
Reserves for excess, obsolete, and slow-moving inventories	$(3,326)	$(3,645)

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)
NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets and consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Equipment (useful life 3 to 15 years)	$1,317	$1,297
Tooling (useful life 2 to 5 years)	203	203
Vehicles (useful life 5 years)	47	47
Furniture and fixtures (useful life 5 years)	137	137
Computer software (useful life 3 years)	1,046	1,028
Leasehold improvements (the shorter of useful life or lease life)	211	211
Finance lease right-of-use asset	13	13
Projects in progress	128	48
Property and equipment at cost	3,102	2,984
Less: accumulated depreciation	(2,687)	(2,595)
Property and equipment, net	$415	$389

Depreciation expense was $46 thousand and $95 thousand for the three months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020 and 2019, depreciation expense was $92 thousand and $200 thousand, respectively.

NOTE 6. LEASES

The Company leases certain equipment, manufacturing, warehouse and office space under non-cancellable operating leases expiring through 2024 under which it is responsible for related maintenance, taxes and insurance. The Company has one finance lease containing a bargain purchase option upon expiration of the lease in 2022. The lease term consists of the non-cancellable period of the lease, periods covered by options to extend the lease if the Company is reasonably certain to exercise the option, and periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise the option. The present value of the remaining lease obligation for these leases was calculated using an incremental borrowing rate (“IBR”) of 7.25%, which was the Company’s borrowing rate on its revolving credit agreement signed on December 11, 2018. The weighted average remaining lease term for operating, restructuring and finance leases is 2.1 years, 1.0 years, and 1.8 years, respectively.
The Company had one restructured lease with sub-lease component for the New York, New York office that was closed in 2017. The lease expires in 2021. As part of the lease agreement there was $0.3 million in restricted cash in other long-term assets on the accompanying Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019 which represents collateral against the related letter of credit issued as part of this agreement.

The restructured lease and sub-lease were not scoped out of the requirements of ASC 842, Leases (“Topic 842”) and were evaluated for impairment in accordance with the asset impairment provisions of ASC 360, Property, Plant and Equipment (“Topic 360”). The Company concluded its net right-of-use assets were not impaired and the carrying amount approximates expected sublease income in future years as of June 30, 2020. The Company continues to carry certain immaterial operating expenses associated with this lease as restructuring liabilities and will continue to accrete those liabilities in accordance with Topic 420, as has been done since the cease use date in 2017. For additional information regarding treatment of leases please refer to Note 6, “Leases.” included under Item 8 of our 2019 Annual Report.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)
Components of the operating, restructured and finance lease costs recognized in net loss for the three and six months ended June 30, 2020 and 2019, were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Operating lease cost (income)
Sublease income	$(29)	$(25)	$(54)	$(50)
Lease cost	151	171	303	318
Operating lease cost, net	122	146	249	268

Restructured lease cost (income)
Sublease income	(68)	(111)	(136)	(223)
Lease cost	60	107	121	216
Restructured lease income, net	(8)	(4)	(15)	(7)

Finance lease cost
Interest of lease liabilities	—	1	—	1
Finance lease cost, net	—	1	—	1

Total lease cost, net	$114	$143	$234	$262

Supplemental balance sheet information related to the Company’s operating and finance leases as of June 30, 2020 and December 31, 2019 are as follows (in thousands):

	June 30, 2020	December 31, 2019
Operating Leases
Operating lease right-of-use assets	$1,051	$1,289
Restructured lease right-of-use assets	214	322
Operating lease right-of-use assets, total	1,265	1,611

Operating lease liabilities	1,200	1,480
Restructured lease liabilities	331	488
Operating lease liabilities, total	1,531	1,968

Finance Leases
Property and equipment	13	13
Allowances for depreciation	(8)	(5)
Finance lease assets, net	5	8

Finance lease liabilities	5	6
Total finance lease liabilities	$5	$6

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)
Future minimum lease payments required under operating, restructured and finance leases for each of the 12-month rolling periods below in effect at June 30, 2020 are as follows (in thousands):

	Operating Leases	Restructured Leases	Restructured Leases Sublease Payments	Finance Lease
July 2020 to June 2021	$621	$342	$(273)	$3
July 2021 to June 2022	644	—	—	2
July 2022 to June 2023	16	—	—	—
July 2023 to June 2024	9	—	—	—
Total future undiscounted lease payments	1,290	342	(273)	5
Less imputed interest	(90)	(11)	9	—
Total lease obligations	$1,200	$331	$(264)	$5

Supplemental cash flow information related to leases for the six months ended June 30, 2020 and 2019, was as follows (in thousands):

	Six months ended June 30, 2020
	2020	2019
Supplemental cash flow information
Cash paid, net, for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$267	$268
Operating cash flows from restructured leases	$35	$47
Financing cash flows from finance leases	$2	$1

NOTE 7. DEBT

Credit facilities

Borrowings under the Company’s revolving line of credit (the “Austin Credit Facility”) with Austin Financial Services (“Austin”) were $1.3 million at June 30, 2020 and $0.7 million at December 31, 2019 and are recorded in the Condensed Consolidated Balance Sheets as a current liability under the caption, “Credit line borrowings.” Outstanding balances include unamortized net issuance costs totaling $0.1 million as of June 30, 2020 and December 31, 2019.

The Austin Credit Facility is secured by a lien on our assets. Interest on advances under the line is due monthly at the “Prime Rate,” as published by the Wall Street Journal from time to time, plus a margin of 2%. The borrowing rate as of June 30, 2020 and December 31, 2019 was 5.25% and 6.75%, respectively. Overdrafts are subject to a 2% fee. Additionally, an annual facility fee of 1% on the entire $5.0 million amount of the Austin Credit Facility is due at the beginning of each of the three years and a 0.5% collateral management fee on the average outstanding loan balance is payable monthly. We paid Austin the first year’s fee when the Austin Credit Facility was signed and the second year’s fee in December of 2019. For additional information regarding the Austin Credit Facility, please refer to Note 9 included under Item 8 of our 2019 Annual Report.

In August 2020, we secured two new working capital financing facilities which replaced the Austin Credit Facility. These new facilities will significantly expand the credit capacity at a lower blended borrowing cost than the Austin Credit Facility. For details regarding the new facilities, please refer to Note 11, “Subsequent Events” as well as Part II, Item 5 of this quarterly report on Form 10-Q.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)
Convertible Notes

On March 29, 2019, we raised $1.7 million (before transaction expenses) from the issuance of $1.7 million in principal amount of subordinated convertible promissory notes to certain investors (the “Convertible Notes”). The Convertible Notes had a maturity date of December 31, 2021 and bore interest at a rate of 5% per annum until June 30, 2019 and at a rate of 10% thereafter. Pursuant to their terms, on January 16, 2020, following approval by our stockholders of certain amendments to our certificate of incorporation, the principal amount of all of the Convertible Notes, the accumulated interest thereon ($0.1 million) and unamortized issuance costs at the date of conversion ($0.04 million), which totaled $1.8 million converted at a conversion price of $0.67 per share into an aggregate of 2,709,018 shares of the Company’s Series A Convertible Preferred Stock, par value $0.0001 per share (“Series A Preferred Stock”), which is convertible on a one-for-five basis into shares of our common stock. During the second quarter of 2020, 111,548 of the Series A Preferred Stock were converted into 22,310 shares of common stock.

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

The Iliad Note has a maturity date of November 24, 2021 and accrues interest at 8% per annum, compounded daily, on the outstanding balance. The Company may prepay the amounts outstanding under the Iliad Note at a premium, which is 15% during the first year and 10% during the second year. Beginning in May 2020, Iliad may require the Company to redeem up to $150 thousand of the Iliad Note in any calendar month. The Company has the right on three occasions to defer all redemptions that Iliad could otherwise require the Company to make during any calendar month. As of June 30, 2020, no deferrals have been exercised. Each exercise of this deferral right by the Company will increase the amount outstanding under the Iliad Note by 1.5%.
The total liability for the Iliad Note Purchase Agreement, net of discount and financing fees, was $0.6 million at June 30, 2020 and $1.0 million at December 31, 2019. Unamortized loan discount and debt issuance costs were $0.2 million at June 30, 2020 and December 31, 2019.

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

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)
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

PPP Loan

On April 17, 2020, the Company was granted a loan from KeyBank National Association in the amount of approximately $795 thousand, pursuant to the PPP under Division A of the Coronavirus Aid, Relief and Economic Securities Act (the "CARES Act"), which was enacted on March 27, 2020. The funds were received on April 20, 2020. At June 30, 2020, $263 thousand is classified as short-term debt and $532 thousand is classified as long-term debt on the Company’s balance sheet. The loan accrues interest at a rate of 1.0% per annum and matures on April 17, 2022. We have recorded accrued interest of $2 thousand through June 30, 2020. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. The Company intends to use the loan for qualifying expenses, however there is no assurance that the Company will obtain forgiveness for any portion of the loan.

NOTE 8. INCOME TAXES

As a result of the operating loss incurred during each of the three and six months ended June 30, 2020 and 2019, and after the application of the annual limitation set forth under Section 382 of the Internal Revenue Code (“IRC”), it was not necessary to record a provision for U.S. federal income tax or various states income taxes.

At June 30, 2020 and December 31, 2019, we had a full valuation allowance recorded against our deferred tax assets.
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

NOTE 9. STOCKHOLDERS’ EQUITY

1-for-5 Reverse Stock Split

At the Company’s annual meeting of stockholders held on December 17, 2019, the Company’s stockholders approved a form of the Certificate of Amendment to the Certificate of Incorporation and authorized our board of directors to amend the Certificate of Incorporation to effect a reverse stock split of the outstanding shares of the Company’s common stock at a ratio ranging from any whole number of at least 1-for-2 and up to 1-for-20, with the exact ratio within the foregoing range to be determined by the board of directors in its sole discretion.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)
On June 2, 2020, our board of directors determined to set the Split Ratio. The Certificate of Amendment to our Certificate of Incorporation was filed with the Secretary of State of the State of Delaware on June 11, 2020, upon which the reverse stock split became effective immediately (the “Effective Time”). At the Effective Time, every five shares of common stock issued and outstanding automatically combined into one validly issued, fully paid and non-assessable share of common stock. No fractional shares were issued as a result of the reverse stock split. The fractional shares were settled in cash in an amount not material to the Company. The $0.0001 par value per share of common stock and other terms of the common stock were not affected by the reverse stock split. The number of authorized shares of common stock under the Certificate of Incorporation remained unchanged at 50,000,000 shares.

The current financial statements as well as prior period’s financial statements have been retroactively adjusted to reflect the reverse stock split.

Our outstanding shares of restricted stock and shares underlying our options and warrants entitling the holders to purchase shares of common stock have been adjusted as a result of the reverse stock split, as required by the terms of these securities. Also, the number of shares reserved for issuance under our existing 2014 Stock Incentive Plan, as amended, and our 2013 Employee Stock Purchase Plan were reduced proportionately based on the Split Ratio. Preferred shares outstanding were not affected by the reverse stock split and as such, those shares have not been adjusted.

The reverse stock split was effected solely to increase the per share trading price of the common stock to satisfy the $1.00 minimum bid price requirement pursuant to Nasdaq Marketplace Rule 5550(a)(2) for continued listing on Nasdaq.
The common stock began trading on Nasdaq on a split-adjusted basis at the opening of trading on June 12, 2020.

Preferred Stock

Pursuant to the terms of the Convertible Notes, on January 16, 2020 following approval by our stockholders of certain amendments to our certificate of incorporation, the principal amount of all of the Convertible Notes and the accumulated interest thereon in the amount of $1.8 million converted at a conversion price of $0.67 per share into an aggregate of 2,709,018 shares of the Company’s Series A Convertible Preferred Stock, par value $0.0001 per share, which is convertible on a one-for-five basis into shares of our common stock. During the second quarter of 2020, 111,548 of the Series A Preferred Stock were converted into 22,310 shares of common stock.

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

Pursuant to the Series A Certificate of Designation, each holder of outstanding shares of Series A Preferred Stock is entitled to vote with holders of outstanding shares of common stock, voting together as a single class, with respect to any and all matters presented to the stockholders of the Company for their action or consideration, except as provided by law. In any such vote, each share of Series A Preferred Stock shall be entitled to a number of votes equal to 11.07% of the number of shares of common stock into which such share of Series A Preferred Stock is convertible.

The Series A Preferred Stock (a) has a preference upon liquidation equal to $0.67 per share and then participates on an as-converted basis with the common stock with respect to any additional distributions, (b) shall receive any dividends declared and payable on our common stock on an as-converted basis, and (c) is convertible at the option of the holder into shares of our common stock on a one-for-five basis. We also filed a Certificate of Elimination with respect to its authorized, but unissued, Series A Participating Preferred Stock, to return such shares to the status of preferred stock available for designation as the Series A Preferred Stock.

The purchase agreement related to the Convertible Notes contain customary representations and warranties and provide for resale registration rights with respect to the shares of our common stock issuable upon conversion of the Series A Preferred Stock.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)
January 2020 Equity Offering

Issuance of Common Stock and Warrants

In January 2020, we completed a registered direct offering for the sale of 688,360 shares of our common stock to certain institutional investors, at a purchase price of $3.37 per share. We also sold, to the same institutional investors, warrants to purchase up to 688,360 shares of common stock at an exercise price of $3.37 per share in a concurrent private placement for a purchase price of $0.625 per warrant. We paid the placement agent commissions of $193 thousand plus $50 thousand in expenses in connection with the registered direct offering and the concurrent private placement and we also paid legal, accounting and other fees of $231 thousand related to the offering. Total offering costs of $474 thousand have been presented as a reduction of additional paid-in capital and have been netted within equity. In addition, we issued warrants to the placement agent to purchase up to 48,185 shares of common stock at an exercise price of $4.99 per share. Net proceeds to us from the sale of common stock and warrants were approximately $2.3 million. In accordance with the terms of the Iliad Note, 10% of the gross proceeds from the January 2020 Equity Offering ($275 thousand) were used to make payments on the Iliad Note, of which $226 thousand went towards the outstanding principal amount and the balance to interest.

Warrants to purchase an aggregate of 721,546 shares remain outstanding at June 30, 2020 with a weighted average exercise price of $3.48 per share. The exercise of warrants could provide us with cash proceeds of $2.5 million if all warrants are exercised. During the six months ended June 30, 2020, 15 thousand warrants were exercised resulting in total proceeds of $51 thousand.

As of June 30, 2020, we had the following outstanding non-tradeable, registered warrants to purchase shares of common stock:

	Number of Underlying Shares	Exercise Price	Expiration
Investor Warrants	673,361	$3.3700	January 13, 2025
Placement Agent Warrants	48,185	$4.9940	January 13, 2025
	721,546

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

The warrants we issued in the January 2020 registered direct offering contain a provision for a cash payment in the event that the shares are not delivered to the holder within two trading days. The cash payment equals $10 per day per $1,000 of warrant shares for each day late. The warrants issued in the January 2020 private placement also contain a provision for net cash settlement in the event that there is a fundamental transaction (e.g., merger, sale of substantially all assets, tender offer, or share exchange). If a fundamental transaction occurs in which the consideration issued consists of all cash or stock in a non-public company, then the warrant holder has the option to receive cash equal to a Black-Scholes value of the remaining unexercised portion of the warrant.

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

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)
The following table summarizes stock-based compensation expense and the impact it had on operations for the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Cost of sales	$—	$—	$1	$7
Product development	1	(6)	2	22
Selling, general, and administrative	40	(14)	58	494
Total stock-based compensation	$41	$(20)	$61	$523

Total unearned stock-based compensation was $0.2 million at June 30, 2020, compared to $0.1 million at June 30, 2019. These costs will be charged to expense and amortized on a straight-line basis in future periods. The weighted average period over which the unearned compensation at June 30, 2020 is expected to be recognized is approximately 2.9 years.

Stock options

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. Estimates utilized in the calculation include the expected life of the option, risk-free interest rate, and expected volatility, and are further detailed below. There were no options issued the six months ended June 30, 2019.

Six months ended June 30,
2020
Fair value of options issued	$1.18
Exercise price	$1.55
Expected life of options (in years)	6.2
Risk-free interest rate	0.8%
Expected volatility	92.9%
Dividend yield	0.0%

A summary of option activity under all plans for the six months ended June 30, 2020 is presented as follows:

	Number of Options*	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)
Balance at December 31, 2019	155,031	$5.23
Granted	89,400	1.55
Canceled/forfeited	(16,921)	11.34
Balance at June 30, 2020	227,510	$3.33	7.8

Vested and expected to vest at June 30, 2020	174,271	$3.77	7.8

Exercisable at June 30, 2020	12,370	$27.75	4.6
*Options have been restated for the 1-for-5 reverse stock split

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)
Restricted stock units

A summary of restricted stock unit activity under all plans for the six months ended June 30, 2020 is presented as follows:

	Restricted Stock Units*	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in years)
Balance at December 31, 2019	6,603	$13.17
Granted	16,000	1.50
Released	(4,068)	13.65
Canceled/forfeited	(1)	12.40
Balance at June 30, 2020	18,534	$2.99	8.5
*Restricted stock units have been restated for the 1-for-5 reverse stock split

NOTE 10. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of June 30, 2020, we had approximately $8.5 million in outstanding purchase commitments for inventory. Of this amount, approximately $1.9 million is expected to ship in the third quarter of 2020 with the balance expected to ship in the fourth quarter of 2020 and thereafter.

NOTE 11. SUBSEQUENT EVENTS

On August 11, 2020, we entered into two debt financing arrangements (together, the “New Credit Facilities”). The first arrangement is an inventory financing facility (the “Inventory Facility”) in the form of a Loan and Security Agreement (the “Inventory Loan Agreement”) between the Company and Crossroads Financial Group, LLC, a North Carolina limited liability company (the “IF Lender”). Borrowings under the Inventory Facility are permitted up to the lower of (i) $3,000,000 and (ii) a borrowing base determined from time to time based on the value of the Company’s eligible inventory, valued at 75% of inventory costs or 85% of the inventory net orderly liquidation value, less the availability reserves. The outstanding indebtedness under the Inventory Facility accrues at an annual rate equal to the greater of (i) 5.75% and (ii) 4.00% plus the three (3) month LIBOR rate and is also subject to a service fee of 1.00% per month. The Inventory Facility’s interest and service fees combined amount is subject to a minimum monthly fee of $18,490.

The second arrangement is a receivables financing facility (the “Receivables Facility”) in the form of a Loan and Security Agreement (the “Receivables Loan Agreement”) between the Company and Factors Southwest L.L.C. (d/b/a FSW Funding), an Arizona limited liability company (the “RF Lender”). Borrowings under the Receivables Facility are permitted up to the lower of (i) $2,500,000 and (ii) a borrowing base determined from time to time based on the value of the Company’s eligible accounts receivable, valued at 90% of the face value of such accounts receivable, less availability reserves, if any. Interest on outstanding indebtedness under the Receivables Facility accrues at an annual rate equal to (i) the highest prime rate announced from time to time by the Wall Street Journal plus (ii) 2.00%. A $25 thousand, or 1.00%, facility fee was charged at closing.

In connection with the entry into the New Credit Facilities, on August 11, 2020 the Company terminated the existing Austin Credit Facility with Austin. For additional detail related to the New Credit Facilities, please refer to Part II, Item 5 of this quarterly report on Form 10-Q.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes thereto, included under Item 1 of this Quarterly Report, as well as the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Annual Report”).

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

Net sales increased 13.7% for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, primarily driven by a 102% increase in military sales period over period offset by a decrease in net sales of our commercial products of 32% for the six months ended June 30, 2020 as compared to the same prior year period. The sale cycles for the military market is dependent on many factors, including the availability of government funding, the timing and fulfillment of U.S. Navy awards, new ship construction, diversion of funds to other government needs, and the timing of vessel maintenance schedules. The sale cycles for our commercial target markets can range from several months to over one year and our financial results reflect volatility from the continued fluctuations in the timing, pace and size of commercial projects for a major healthcare customer.

Despite continuing progress in the last four quarters in reducing our operating losses significantly from second quarter of 2019, the Company’s results reflect the challenges due to long and unpredictable sales cycles, unexpected delays in customer retrofit budgets and project starts, continuing aggressive price competition and an intensely competitive lighting industry going through constant change. We continued to incur losses and we have a substantial accumulated deficit, which continues to raise substantial doubt about our ability to continue as a going concern at June 30, 2020.

The COVID-19 pandemic has and may continue to have a significant economic and business impact on our Company. In the second quarter, as in the first quarter, we have seen a slowdown in commercial sales as some customers in the healthcare, education, and commercial and industrial sectors delayed order placements in reaction to the crisis. We continue to monitor the potential impact of the COVID-19 pandemic. This includes evaluating the impact on our customers, suppliers, and logistics providers as well as evaluating governmental actions being taken to curtail the spread of the virus. The significance and duration of the ongoing impact on us is still uncertain. Material adverse effects on our customers, suppliers, or logistics providers could significantly impact our operating results. We also plan to continue to actively follow, assess and analyze the development of the COVID-19 pandemic and stand ready to adjust our organizational structure, strategies, plans and processes to respond to the impacts from the virus spread in the timeliest manner.

Nevertheless, during the first half of 2020 we continued to see benefits from the relaunch efforts, described in our 2019 Annual Report, undertaken in the last three quarters of 2019. It is our belief that the continued momentum of the efforts undertaken in 2019, along with the launch of new and innovative products will over time result in improved sales and bottom-line performance for the Company. Our newly launched EnFocus™ platform during the second quarter of 2020 continues to receive positive feedback from existing, new, and potential new customers. The EnFocus™ platform was launched with two immediately available product lines: EnFocus™ DM, which provides a dimmable lighting solution, and EnFocus™ DCT, which provides both a dimmable and color tunable lighting solution. Furthermore, we have been accelerating our initiatives to develop ultraviolet (UV) disinfection technologies and products for both consumer as well as commercial and industrial markets. In addition, significant efforts undertaken to reduce costs and become more competitive in the Company’s MMM business segment offerings have positioned us to be more competitive in this business segment to win bids and proposals that have allowed us to generate additional business during 2020, offsetting some of the slowdown being experienced in our commercial business. While we continue to aggressively pursue growth on the commercial side of our business due to its much larger potential and size, the MMM business does offer us continued sales in addition to validating our product quality and strengthening our brand trust in the marketplace.

Meanwhile, we continue to seek additional external funding alternatives and sources to support our growth strategies, plans and initiatives. We plan to achieve profitability through executing on our multi-channel sales strategy that targets key verticals such as government, healthcare, education and commercial and industrial, complemented by our marketing outreach campaigns and expanding channel partnerships. We also plan to continue to develop advanced lighting and lighting control applications built upon the EnFocusTM platform. In addition, we intend to continue to apply rigorous and financial disciplines in our organizational structure, business processes and policies, and supply chain practices to help accelerate our path towards profitability.

At June 30, 2020, we had $2.7 million in cash, which excludes $0.3 million restricted cash held, and a total of $2.7 million in debt, including $1.3 million outstanding under our prior revolving line of credit (the “Austin Credit Facility”) with Austin Financial Services, $0.6 million relating to our promissory note (“Iliad Note”) with Iliad Research and Trading, L.P. (“Iliad”) and $0.8 million for the PPP (as defined below) loan. In addition, we hold $4.0 million in warrant liability. At June 30, 2020, we had $1.2 million of additional availability for us to borrow under the Austin Credit Facility. In August 2020, we secured two new working capital financing facilities which replaced the Austin Credit Facility. For details regarding the new credit facilities, please see “Liquidity and capital resources - New Credit Facilities” below as well as Part II, Item 5 of this Quarterly Report.

Results of operations

The following table sets forth items in our Condensed Consolidated Statements of Operations as a percentage of net sales for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	59.7	103.5	66.6	100.2
Gross profit (loss)	40.3	(3.5)	33.4	(0.2)

Operating expenses:
Product development	9.4	10.3	8.4	13.5
Selling, general, and administrative	59.2	51.7	56.2	61.3
Restructuring	(0.4)	4.2	(0.4)	4.2
Total operating expenses	68.2	66.2	64.2	79.0
Loss from operations	(27.9)	(69.7)	(30.8)	(79.2)

Other expenses (income):
Interest expense	2.6	0.8	3.1	1.1
Loss from change in fair value of warrants	99.0	—	34.1	—
Other expenses	0.7	2.6	0.6	1.6

Net loss	(130.2)%	(73.1)%	(68.6)%	(81.9)%

Net sales

A further breakdown of our net sales is presented in the following table (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Commercial	$1,058	$2,131	$2,794	$4,114
MMM products	2,277	951	4,324	2,145
Total net sales	$3,335	$3,082	$7,118	$6,259

Net sales of $3.3 million for the second quarter of 2020 increased compared to the second quarter of 2019 primarily driven by an increase in MMM product sales. Net sales of our commercial products decreased in the second quarter of 2020 compared to the second quarter of 2019, reflecting (i) a decrease in sales, caused by delayed orders, have occurred mainly in the healthcare, education, commercial and industrial sectors because of the macroeconomic slowdown and purchasing decisions being put on hold due to the COVID-19 pandemic, (ii) lower sales from our agency network which was also impacted by COVID-19, (iii) fluctuations in the timing, pace and size of commercial projects.

Net sales of $7.1 million for the first six months of 2020 increased 13.7% compared to the same period in 2019 primarily driven by an increase in MMM product sales. Net sales of our commercial products decreased in the first six months of 2020 compared to the same period of 2019, reflecting (i) a decrease in sales, caused by delayed orders, have occurred mainly in the healthcare, education, commercial and industrial sectors because of the macroeconomic slowdown and purchasing decisions being put on hold due to the COVID-19 pandemic, (ii) lower sales from our agency network which was also impacted by COVID-19, (iii) fluctuations in the timing, pace and size of commercial projects.

Gross profit

Gross profit (loss) was $1.3 million, or 40.3% of net sales, for the second quarter of 2020, compared to $(0.1) million, or (3.5)% of net sales, for the second quarter of 2019. As a result of current manufacturing and sales volumes, gross margin for the second quarter of 2020 included favorable warranty and inventory reserves of $0.3 million or 8.4% of net sales. Gross margin for the second quarter of 2019 included unfavorable inventory reserves of $0.5 million or 14.7% of net sales.

Gross profit (loss) was $2.4 million or 33.4% of net sales, for the first six months of 2020 compared to $(11) thousand or (0.2)% of net sales, for the first six months of 2019. The increase is primarily related to relatively higher profit margin of sold product, favorable price and usage variances for material and labor of $0.3 million or 4.0% of net sales, and favorable inventory reserves recorded of $0.4 million, or 5.5% of net sales. The gross margin for the first six months of 2019 was primarily related to unfavorable inventory reserves recorded during the first six months of 2019 of $0.4 million, or 6.8% of net sales.

Operating expenses

Product development

Product development expenses include salaries and related expenses, contractor and consulting fees, legal fees, supplies and materials, as well as overhead, such as depreciation and facility costs. Product development costs are expensed as they are incurred.

Product development expenses were $0.3 million for the second quarter of 2020, which is flat compared to $0.3 million for the second quarter of 2019.

Product development expenses were $0.6 million for the first six months of 2020, a $0.2 million decrease compared to $0.8 million for the first six months of 2019. The decrease is primarily related to favorable payroll cost largely due to the close of the Taiwan office during the second quarter of 2019.

Selling, general and administrative

Selling, general and administrative expenses were $2.0 million for the second quarter of 2020, compared to $1.6 million for the second quarter of 2019. The primary drivers of the increased expense were an increase in payroll due to our growth initiatives that expanded our staff and an increase in professional services, partly offset by a decrease in cost for marketing and travel partly due to COVID-19 and a decrease in stock- based compensation.

Selling, general and administrative expenses were $4.0 million for the first six months of 2020, compared to $3.8 million for the first six months of 2019. The increase is primarily due to increase in payroll and professional services, mostly offset by a decrease in marketing and travel cost.

Restructuring

For the three and six months ended June 30, 2020, we recorded restructuring credits totaling approximately $14 thousand and $28 thousand respectively, and for the three and six months ended June 30, 2019, we recorded restructuring charges totaling approximately $128 thousand and $262 thousand related to the cost and offsetting sublease income for the remaining lease obligations for the former New York, New York office. For additional information regarding the restructuring actions taken in 2017 and 2019, please refer to Note 3, “Restructuring,” included under Item 8 of our 2019 Annual Report.

During the three and six months ended June 30, 2020, we recorded no severance and related benefits charges and during each of the three and six months ended June 30, 2019, we recorded severance and related benefits charges of $0.1 million.

Interest expense

Interest expense was $87 thousand for the second quarter of 2020, compared to interest expense of $26 thousand for the second quarter of 2019. The increase in interest expense of $61 thousand was a result of increased amortization of the debt financing costs in the second quarter of 2020. The actual cash interest paid in the second quarter of 2020 was $18 thousand compared to $23 thousand in the second quarter of 2019.

Interest expense was $220 thousand for the first six months of 2020, compared to interest expense of $69 thousand for the first six months of 2019. The increase in interest expense of $151 thousand was a result of increased amortization of the debt financing costs in the first six months of 2020. The actual cash interest paid for the six months ended June 30, 2020 was $85 thousand compared to $44 thousand for the six months ended June 30, 2019.

Loss from change in fair value of warrants

A loss of $2.4 million was recognized during the six months ended June 30, 2020 for the market value change in our warrant liabilities. The loss recognized in the first six months of 2020 was a result of the revaluation of the warrant liability using the market price of the Company’s stock at June 30, 2020 versus the market price of the Company’s stock at the time of initial issuance of the warrants (January 13, 2020).

Other expenses

Other expense was $24 thousand for the second quarter of 2020, compared to other expense of $79 thousand for the second quarter of 2019. Other expense was $42 thousand for the six months ended June 30, 2020 compared to other expense of $98 thousand for the six months ended June 30, 2019. Other expenses are mainly comprised of bank and collateral management fees.

Provision for income taxes

Due to the operating losses incurred during the three and six months ended June 30, 2020 and 2019, and after application of the annual limitation set forth under Section 382 of the IRC, it was not necessary to record a provision for U.S. federal income tax or various states income taxes as income tax benefits are fully offset by a valuation allowance recorded.

Net loss

For the three months ended June 30, 2020, our net loss was $4.3 million, compared to $2.3 million for the three months ended June 30, 2019. The increase in the net loss was primarily driven by the change in the warrant liability fair value from inception at January 13, 2020 through June 30, 2020.

For the six months ended June 30, 2020, our net loss was $4.9 million compared to $5.1 million for the six months ended June 30, 2019. The decrease in the net loss was primarily driven by higher sales at more favorable gross profit margin.

Financial condition

We had cash of $2.7 million at June 30, 2020, which excludes $0.3 million restricted cash held, and a total of $2.7 million in debt, including $1.3 million outstanding under the Austin Credit Facility, $0.6 million relating to our Iliad Note and $0.8 million relating to the PPP (as defined below) loan. In addition we hold $4.0 million in warrant liability. At June 30, 2020, we had $1.2 million of additional availability for us to borrow under the Austin Credit Facility. We have historically incurred substantial losses, and as of June 30, 2020, we had an accumulated deficit of $129.8 million. Additionally, our sales have been concentrated in a few major customers and for the six months ended June 30, 2020, two customers accounted for approximately 54% of net sales.

As a result of the restructuring actions and initiatives described above, we have reduced our operating expenses to be more commensurate with our sales volumes. However, we continue to incur losses and have a substantial accumulated deficit, and substantial doubt about our ability to continue as a going concern continues to exist at June 30, 2020.

Since the executive transition on April 1, 2019, we have continued to evaluate and assess strategic options as we seek to achieve profitability. We plan to achieve profitability through growing our sales by continuing to execute on our multi-channel sales strategy that targets key verticals such as government, healthcare, education, and commercial and industrial, complemented by our marketing outreach campaigns and expanding channel partnerships. We also plan to continue to develop advanced lighting and lighting control technologies and introduce impactful new products such as the EnFocus™, a breakthrough lighting control platform we officially launched during the second quarter of 2020. Furthermore, we have been developing ultraviolet (UV) disinfection technologies and products which we have filed provisional patents on and which we expect to launch by the end of 2020. In addition, we continue to apply rigorous and financial disciplines in our organizational structure, business processes and policies, and supply chain practices to help accelerate our path towards profitability.

As described in Note 9, we also raised approximately $2.3 million of net proceeds upon the issuance of common stock and warrants as part of the registered direct offering for the sale 688,360 shares of our common stock to certain institutional investors as well as the sale of warrants to the same institutional investors and the placement agents, to purchase up to 688,360 and 48,185 shares, respectively, of common stock (“January 2020 Equity Offering”).

The restructuring and cost cutting initiatives implemented during 2019 as well as the January 2020 Equity Offering that significantly strengthened our balance sheet were designed to allow us to effectively execute these strategies. However, our efforts may not occur as quickly as we envision or be successful, due to the long sales cycle in our industry, the corresponding time required to ramp up sales from new products and markets into this sales cycle, the timing of introductions of additional new products, significant competition, potential sales volatility given our customer concentration, and the recent and lingering economic impact from the COVID-19 pandemic, among other factors. As a result, we will continue to review and pursue selected external funding sources to ensure adequate financial resources to execute across the timelines required to achieve these objectives including, but not limited to, the following:

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

If we fail to obtain the required additional financing to sustain our business before we are able to produce levels of revenue to meet our financial needs, we will need to delay, scale back or eliminate our growth plans and further reduce our operating costs and headcount, each of which would have a material adverse effect on our business, future prospects, and financial condition. A lack of additional funding could also result in our inability to continue as a going concern and force us to sell certain assets or discontinue or curtail our operations and, as a result, investors in the Company could lose their entire investment.

Considering both quantitative and qualitative information, we continue to believe that the combination of our plans to obtain additional external funding , timely re-organizational actions, current financial position, liquid resources, obligations due or anticipated within the next year, development and implementation of an excess inventory reduction plan, application and successful acquisition of a Paycheck Protection Program (“PPP”) loan during April 2020, plans and initiatives in our R&D, product development and sales and marketing, development of potential channel partnerships, if adequately executed, will provide us with an ability to finance our operations through the next twelve months and will mitigate the substantial doubt about our ability to continue as a going concern.

On May 15, 2019, we received a letter from the Nasdaq Stock Market advising us that for 30 consecutive trading days preceding the date of the letter, the bid price of our common stock had closed below the $1.00 per share minimum required for continued listing on Nasdaq pursuant to listing rules. Therefore we could be subject to delisting if we did not regain compliance within the compliance period or extend the compliance period by filing for an extension. On October 15, 2019, the Company formally requested a 180-day extension beginning November 12, 2019 to regain compliance.

On April 16, 2020, Nasdaq announced that, in response to the COVID-19 pandemic and related extraordinary market conditions, it is providing temporary relief through June 30, 2020 from, among other rules, the $1.00 minimum bid price rule. As a result, we had until July 24, 2020 to come into compliance with the $1.00 minimum bid price rule. To become compliant with the $1.00 minimum bid price requirement, we effected a 1-for-5 reverse stock split to increase the per share trading price of the common stock.

At the Company’s annual meeting of stockholders held on December 17, 2019, the Company’s stockholders approved a form of the certificate of amendment (the “Certificate of Amendment”) to the Company’s Certificate of Incorporation, as amended (the “Certificate of Incorporation”), and authorized the board of directors of the Company to amend the Certificate of Incorporation to effect a reverse stock split of the outstanding shares of the Company’s common stock, par value $0.0001 per share, at a ratio ranging from any whole number of at least 1-for-2 and up to 1-for-20, with the exact ratio within the foregoing range to be determined by the board of directors in its sole discretion.

On June 2, 2020, our board of directors determined to set the reverse stock split ratio at 1-for-5. The Certificate of Amendment to our Certificate of Incorporation was filed with the Secretary of State of the State of Delaware on June 11, 2020, upon which the reverse stock split became effective immediately (the “Effective Time”). At the Effective Time, every five shares of common stock issued and outstanding automatically combined into one validly issued, fully paid and non-assessable share of common stock. The common stock began trading on Nasdaq on a split-adjusted basis at the opening of trading on June 12, 2020.
On April 17, 2020, the Company was granted a loan from KeyBank National Association in the amount of approximately $795 thousand, pursuant to the PPP under Division A of the Coronavirus Aid, Relief and Economic Securities Act (the "CARES Act"), which was enacted on March 27, 2020. The loan accrues interest at a rate of 1.0% per annum and matures on April 17, 2022. The funds were received on April 20, 2020. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. The Company intends to use the loan for qualifying expenses, however there is no assurance that the Company will obtain forgiveness for any portion of the loan.

Liquidity and capital resources
Cash
At June 30, 2020, our cash balance was approximately $2.7 million, compared to approximately $0.4 million at December 31, 2019. The balance at June 30, 2020 and December 31, 2019 excluded restricted cash of $0.3 million for a letter of credit requirement under a lease obligation.

The following summarizes cash flows from operating, investing, and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows (in thousands):

	Six months ended June 30,
	2020	2019
Net cash used in operating activities	$(703)	$(5,120)

Net cash used in investing activities	$(118)	$(28)

Net cash provided by financing activities	$3,198	$1,015

Net cash used in operating activities

Net cash used in operating activities was $0.7 million for the six months ended June 30, 2020. The net loss was $4.9 million and was adjusted for non-cash items, including: depreciation and amortization, stock-based compensation, change in fair value of warrant liabilities, provisions for inventory, warranty reserves and working capital changes. During the six months ended June 30, 2020, we generated $1.3 million in cash for accounts payable due to the timing of inventory receipts and payments, and $0.6 million for inventories primarily due to the timing of inventory receipts and we used $0.2 million of prepaid and other assets due to prepaid deposits to our contract manufacturers for inventory for the new EnFocus™ platform. We used cash of $0.2 million through the timing of collection of accounts receivable and generated $0.3 million cash through an increase of other accrued liabilities, primarily related to accrued payroll and benefits and commissions.

For the six months ended June 30, 2019, net cash used in operating activities was $5.1 million, and resulted primarily from the net loss incurred of $5.1 million, adjusted for non-cash items, including: depreciation, stock-based compensation, and provisions for inventory and warranty reserves, and working capital changes. During the six months ended June 30, 2019, we used $1.5 million in cash for accounts payable, primarily due to the timing of inventory receipts and payments, and $0.4 million through a decrease in accounts receivable, due to the higher shipments in the first half of 2019 as compared to December 2018. In addition, prepaid and other assets decreased by $0.4 million as the inventory for which we paid deposits to our contract manufacturers in prior quarters was received in the first quarter of 2019.

Net cash used in investing activities

Net cash used in investing activities was $118 thousand for the six months ended June 30, 2020 and resulted primarily from the purchase software and tooling to support production operations and development of the e-commerce platform.

For the six months ended June 30, 2019, net cash used in investing activities was $28 thousand, and resulted primarily from the purchase of tooling to support production operations.

Net cash provided by financing activities

Net cash provided by financing activities during the six months ended June 30, 2020 was $3.2 million, primarily resulting from the $2.8 million in proceeds received from the January 2020 Equity Offering, partially offset by $0.5 million in offering costs for the issuance. Investors in our equity offering have received warrants to purchase shares of our common stock, of which warrants to purchase an aggregate of 721,546 shares remain outstanding at June 30, 2020 with a weighted average exercise price of $3.48 per share. The exercise of warrants could provide us with cash proceeds of $2.5 million. During the six months ended June 30, 2020, 15 thousand warrants were exercised. Additionally we received $0.8 million in proceeds from the PPP loan and $0.6 million proceeds from borrowing under the Austin Credit Facility. We had $0.5 million in repayments of the Iliad Note which includes a share issuance related mandatory repayment of the Iliad Note of which $0.2 million was allocated against principal. At June 30, 2020, we had $1.2 million of additional availability for us to borrow under the Austin Credit Facility.

Net cash provided by financing activities during the six months ended June 30, 2019 was $1.0 million, primarily resulting from the $1.7 million in proceeds we received for the subordinated convertible notes we entered into on March 29, 2019, partially offset by net repayments of $0.6 million on borrowings under the Austin Credit Facility we entered into on December 11, 2018. In addition, we used approximately $0.1 million to issue and immediately repurchase our stock for employee tax withholding related to restricted stock unit vesting during the period.

New Credit Facilities

In August 2020, we secured two new working capital financing facilities which replaced the Austin Credit Facility. These new facilities will significantly expand the credit capacity at a lower blended borrowing cost than the previous Austin Credit Facility. For detail regarding the new facilities, please refer to Part II, Item 5 of this Quarterly Report.

Contractual obligations

As of June 30, 2020, we had approximately $8.5 million in outstanding purchase commitments for inventory. Of this amount, approximately $1.9 million is expected to ship in the third quarter of 2020 with the balance expected to ship in the fourth quarter of 2020 and thereafter.

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

There have been no other material changes to our critical accounting policies as compared to those included in our 2019 Annual Report.

Certain risks and concentrations

We had certain customers whose net sales individually represented 10 percent or more of our total net sales, or whose net trade accounts receivable balance individually represented 10 percent or more of our total net trade accounts receivable, as follows:

For the three months ended June 30, 2020, sales to our primary distributor for the U.S. Navy, a regional commercial lighting retrofit company and a primary shipbuilder for the U.S. Navy, accounted for approximately 40%, 15% and 11% of net sales, respectively. When sales to our primary distributor for the U.S. Navy are combined with sales to shipbuilders for the U.S. Navy, total net sales of products for the U.S. Navy comprised approximately 60% of net sales for the same period. For the three months ended June 30, 2019, sales to our primary distributor for the U.S. Navy and a regional commercial lighting retrofit company accounted for approximately 13% and 26% of net sales, respectively. When sales to our primary distributor for the U.S. Navy are combined with sales to shipbuilders for the U.S. Navy, total net sales of products for the U.S. Navy comprised approximately 20% of net sales for the same period.

For the six months ended June 30, 2020, sales to our primary distributor for the U.S. Navy and a regional commercial lighting retrofit company accounted for approximately 39% and 15% of net sales, respectively. When sales to our primary distributor for the U.S. Navy are combined with sales to shipbuilders for the U.S. Navy, total net sales of products for the U.S. Navy comprised approximately 53% of net sales for the same period. For the six months ended June 30, 2019, sales to our primary distributor for the U.S. Navy and a regional commercial lighting retrofit company accounted for approximately 17% and 28% of net sales, respectively. When sales to our primary distributor for the U.S. Navy are combined with sales to shipbuilders for the U.S. Navy, total net sales of products for the U.S. Navy comprised approximately 26% of net sales for the same period.

A regional commercial lighting retrofit company and our primary distributor for the U.S. Navy accounted for approximately 19% and 47% of net trade accounts receivable, respectively, at June 30, 2020. At December 31, 2019, our primary distributor for the U.S. Navy accounted for approximately 10% of net trade accounts receivable and a large regional retrofit company accounted for 41% of our net trade accounts receivable.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, our management must evaluate, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as of June 30, 2020, the end of the period covered by this report. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, did evaluate the effectiveness of our disclosure controls and procedures as of the end of period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020.

Changes in internal control over financial reporting

During the quarterly period covered by this report, there have not been any changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2020, we were not involved in any material legal proceedings.

ITEM 1A. RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the company is not required to provide information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

On August 11, 2020, Energy Focus, Inc. (the “Company” or “Borrower”) entered into two debt financing arrangements (collectively, the “Facilities”).

The first arrangement was an inventory financing facility (the “Inventory Facility”) in the form of a Loan and Security Agreement (the “Inventory Loan Agreement”) between the Company and Crossroads Financial Group, LLC, a North Carolina limited liability company (the “IF Lender”), dated as of August 11, 2020. The Inventory Facility matures on August 11, 2022, subject to early termination upon 90 days’ notice and otherwise in accordance with the terms of the Inventory Loan Agreement. The term is automatically extended in successive one (1) year increments unless terminated by either party in accordance with the Inventory Loan Agreement.

Borrowings under the Inventory Facility are permitted up to the lower of (i) $3,000,000 and (ii) a borrowing base, determined from time to time based on the value of the Company’s eligible inventory, valued at 75% of inventory cost or 85% of the inventory net orderly liquidation value, less the availability reserves. As of the date of the Inventory Loan Agreement, the borrowing base was approximately $2.448 million, and therefore less than the $3,000,000 maximum amount. The outstanding indebtedness under the Inventory Facility currently accrues at an annual rate equal to the greater of (i) 5.75% and (ii) 4.00% plus the three (3) month LIBOR rate and is also subject to a service fee of 1.00% per month; provided that the combined amount is subject to a minimum monthly fee of $18,490. The Inventory Facility is secured by substantially all of the present and future assets of the Borrower and is also governed by an intercreditor agreement among the Borrower, IF Lender and RF Lender (defined below).

The Inventory Loan Agreement also contains customary events of default, including, among others, breaches of representations, covenants or warranties thereunder; failure to perform any payment obligations; a sale of fifty percent (50%) or more of the beneficial interest in any class of voting stock of Borrower, or the failure of any key employee to devote all of its efforts in furtherance of the business affairs of Borrower for any one month or such person ceases to be employed by Borrower in the same capacity as of the date of the Inventory Loan Agreement. The Inventory Loan Agreement is subject to certain affirmative covenants which include, among others, (i) maintenance of Borrower’s factoring relationship under the Receivables Facility (as defined below); (ii) delivery to the IF Lender of certain reports and financial statements on a periodic basis, (iii) payment of taxes when due and (iv) maintenance of insurance. The Inventory Loan Agreement is subject to certain negative covenants which include, among others, restrictions (with certain exceptions) on the ability of Borrower: (i) to grant any lien on the collateral, except in favor of IF Lender or pursuant to the Receivables Facility; (ii) to merge with or into another person, liquidate or dissolve, acquire all or substantially all of the assets of any person, or sell, assign or otherwise dispose of a substantial part of its business; (iii) to sell, convey, assign, lease, transfer, abandon or otherwise dispose of any of its properties, except in the ordinary course of business; (iv) incur or guarantee any indebtedness, (v) to make any distribution or dividend or to repurchase its capital stock, (vi) to enter into material transactions with its affiliates, other than in the ordinary course of business, (vii) relating to the storage and sale of inventory, and (viii) to establish new deposit accounts.

The second arrangement was a receivables financing facility (the “Receivables Facility”) in the form of a Loan and Security Agreement (the “Receivables Loan Agreement”) between the Company and Factors Southwest L.L.C. (d/b/a FSW Funding), an Arizona limited liability company (the “RF Lender”), dated as of August 11, 2020. The Receivables Facility matures on August 11, 2022, subject to early termination in accordance with the terms of the Receivables Loan Agreement; provided that the term is automatically extended in successive one (1) year increments unless terminated by either party in accordance with the Receivables Loan Agreement.

Borrowings under the Receivables Facility are permitted up to the lower of (i) $2,500,000 and (ii) a borrowing base determined from time to time based on the value of the Company’s eligible accounts receivable, valued at 90% of the face value of such accounts receivable, less availability reserves, if any. As of the date of the Receivables Loan Agreement, the borrowing base was approximately $1.637 million, which is less than the $2,500,000 maximum amount. Interest on outstanding indebtedness under the Receivables Facility currently accrues at an annual rate equal to (i) the highest prime rate announced from time to time by the Wall Street Journal plus (ii) 2.00%. The Receivables Facility is also secured by substantially all of the present and future assets of the Borrower and is also governed by an intercreditor agreement among the Borrower, IF Lender and RF Lender. A $25 thousand, or 1.00%, facility fee was charged at closing.

The Receivables Loan Facility also contains customary events of default, including, among others, failure to perform any payment obligations; the failure to comply with its other material obligations under the Receivables Loan Agreement; a change of control of Borrower or any other obligor occurs; or the failure of any key employee to devote substantially all of his or her efforts in furtherance of the business affairs of Borrower or any obligor under the Receivables Loan Agreement, or such person ceases to be employed by Borrower or any obligor under the Receivables Loan Agreement in the same capacity as of the date of the Receivables Loan Agreement and Borrower has failed to demonstrate to RF Lender a reasonable replacement within 60 days. The Receivables Loan Agreement is subject to certain affirmative covenants which include, among others, (i) delivery to the RF Lender of certain reports and financial statements on a periodic basis; (ii) maintenance of properties; (iii) payment of taxes when due; (iv) maintenance of insurance; (v) compliance with laws; and (vi) maintenance of corporate existence. The Receivables Loan Agreement is subject to certain negative covenants which include, among others, restrictions (with certain exceptions) on the ability of Borrower: (i) to grant any lien on the collateral, except in favor of the RF Lender or as contemplated by the intercreditor agreement with the Inventory Facility, (ii) incur or guarantee any indebtedness other than pursuant to the Facilities or as otherwise permitted, (iii) to merge with or into another person, liquidate or dissolve, or sell, assign or otherwise dispose of all or a substantial part of its assets; (iv) to sell, convey, assign, lease, transfer, abandon or otherwise dispose of any of its properties, except in the ordinary course of business, (v) to change Borrower’s name or suffer a change in control, (vi) to make any distribution or dividend or to repurchase its capital stock, (vii) to enter into material transactions with its affiliates, other than in the ordinary course of business, (vii) to relocate its chief executive office, and (viii) fail to comply with certain covenants relating to the collateral.

The Inventory Loan Agreement and Receivables Loan Agreement are being filed herewith solely to provide investors and security holders with information regarding their terms. They are not intended to be a source of financial, business or operational information about the Borrower or any of its subsidiaries. The representations, warranties and covenants contained in the Inventory Loan Agreement and Receivables Loan Agreement are made solely for purposes of the loan documents and are made as of specific dates; are solely for the benefit of the parties thereto; may be subject to qualifications and limitations agreed upon by the parties in connection with negotiating the terms of such loan documents, including being qualified by confidential disclosures made for the purpose of allocating contractual risk between the parties and are not for the purpose of establishing matters as facts; and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors or security holders. Investors and security holders should not rely on the representations, warranties and covenants or any description thereof as characterizations of the actual state of facts or condition of the Borrower or any of its subsidiaries. Moreover, information concerning the subject matter of the representations, warranties and covenants may change after the date of the loan documents, which subsequent information may or may not be fully reflected in public disclosures.

Additionally, in connection with the entry into the Facilities described, on August 11, 2020, the Borrower terminated its existing credit agreement dated as of December 11, 2018, by and among Borrower and Austin Financial Services, Inc. The terminated credit facility permitted loans in an amount of up to $5,000,000. The terminated facility was secured by substantially all of the assets of Borrower. The other material terms of the terminated facility have been previously disclosed in Borrower’s periodic public filings. There was a $100,000 breakage fee associated with the terminated credit facility.

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

3.11	Certificate of Amendment of Certificate of Incorporation, dated June 11, 2020 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 11, 2020.

3.12	Bylaws of Energy Focus, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 18, 2020).

3.13
Certificate of Ownership and Merger, Merging Energy Focus, Inc., a Delaware corporation, into Fiberstars, Inc., a Delaware corporation, filed with the Secretary of State of the State of Delaware on May 4, 2007 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2007).

10.1
SBA Loan Agreement, dated as of April 17, 2020, between the Company and KeyBank National Association (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 13, 2020).

10.2+	Loan and Security Agreement, dated as of August 11, 2020, by and between the Company and Crossroads Financial Group, LLC.

10.3+#	Loan and Security Agreement, dated as of August 11, 2020, by and between the Company and Factors Southwest L.L.C.

31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002..

32.1++	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101
The following financial information from our Quarterly Report for the quarter ended June 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2020 and December 31, 2019, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2020 and 2019, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2020 and 2019, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019, and (vi) the Notes to Condensed Consolidated Financial Statements.

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
+  Filed herewith
++ This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933, as amended, or the Exchange Act.
# Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGY FOCUS, INC.

Date:	August 13, 2020	By:	/s/ James Tu
James Tu
Executive Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	August 13, 2020	By:	/s/ Tod A. Nestor
Tod A. Nestor
President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)