Form 10-Q
period 2020-09-30
ENERGY FOCUS, INC/DE
filed 2020-11-12
CIK 924168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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

None
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	EFOI	The Nasdaq Stock Market LLC
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

The number of outstanding shares of the registrant’s common stock, $0.0001 par value, as of November 9, 2020 was 3,501,646.

PART I - FINANCIAL INFORMATION

Forward-looking statements

Unless the context otherwise requires, all references to “Energy Focus,” “we,” “us,” “our,” “our company” or “the Company” refer to Energy Focus, Inc., a Delaware corporation and its predecessor entity for the applicable periods, considered as a single enterprise.
This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “feels,” “seeks,” “forecasts,” “projects,” “intends,” “plans,” “may,” “will,” “should,” “could” or “would” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Quarterly Report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies, capital expenditures and the industry in which we operate.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Although we base these forward-looking statements on assumptions that we believe are reasonable when made in light of information currently available to us, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and industry developments may differ materially from statements made in or suggested by the forward-looking statements contained in this Quarterly Report. In addition, even if our results of operations, financial condition and liquidity, and industry developments are consistent with the forward-looking statements contained in this Quarterly Report, those results or developments may not be indicative of results or developments in subsequent periods.

We believe that important factors that could cause our actual results to differ materially from forward-looking statements include, but are not limited to, the risks and uncertainties outlined under “Risk Factors” under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 and other matters described in this Quarterly Report and our other filings with the Securities and Exchange Commission generally. Some of these factors include:

•disruptions and a slowing in the U.S. and global economy and business interruptions experienced by us, our customers and our suppliers as a result of the coronavirus (“COVID-19”) pandemic and related stay-at-home orders, quarantine policies, school attendance restrictions and restrictions on travel, trade and business operations;
•our ability to realize the expected novelty, disinfection effectiveness, affordability and estimated delivery timing of our ultraviolet light disinfection (“UVCD”) products and their performance and cost compared to other products;
•market acceptance of our light-emitting diode (“LED”) lighting, control and UVCD technologies and products;
•our need for additional financing in the near term to continue our operations;
•our ability to refinance or extend maturing debt on acceptable terms or at all;
•our ability to continue as a going concern for a reasonable period of time;
•our ability to implement plans to increase sales and control expenses;
•our reliance on a limited number of customers for a significant portion of our revenue, and our ability to maintain or grow such sales levels;
•our ability to add new customers to reduce customer concentration;
•our reliance on a limited number of third-party suppliers and research and development partners, our ability to manage third-party product development and obtain critical components and finished products from such suppliers on acceptable terms and of acceptable quality, and the impact of our fluctuating demand on the stability of such suppliers;
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
•business interruptions resulting from geopolitical actions, including war and terrorism, natural disasters, including earthquakes, typhoons, floods and fires, or from health epidemics or pandemics or other contagious outbreaks;
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
•our ability to maintain effective internal controls and otherwise comply with our obligations as a public company; and
•our ability to regain compliance with the continued listing standards of The Nasdaq Stock Market (“Nasdaq”).

In light of the foregoing, we caution you not to place undue reliance on our forward-looking statements. Any forward-looking statement that we make in this Quarterly Report speaks only as of the date of such statement, and we undertake no obligation to update any forward-looking statement or to publicly announce the results of any revision to any of those statements to reflect future events or developments, except as required by law. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless specifically expressed as such, and should only be viewed as historical data. Furthermore, new risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us.

Energy Focus®, Intellitube®, RedCap®, EnFocus™, nUVo™, abUV™ and mUVe™ are our registered trademarks. We may also refer to trademarks of other corporations and organizations in this document.

ITEM 1. FINANCIAL STATEMENTS
ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash	$2,574	$350
Trade accounts receivable, less allowances of $10 and $28, respectively	3,366	2,337
Inventories, net	5,259	6,168
Prepaid and other current assets	1,361	479
Total current assets	12,560	9,334

Property and equipment, net	420	389
Operating lease, right-of-use asset	923	1,289
Restructured lease, right-of-use asset	161	322
Other assets	3	405
Total assets	$14,067	$11,739

LIABILITIES
Current liabilities:
Accounts payable	$3,089	$1,340
Accrued liabilities	257	186
Accrued legal and professional fees	237	215
Accrued payroll and related benefits	662	360
Accrued sales commissions	76	32
Accrued restructuring	18	24
Accrued warranty reserve	230	195
Deferred revenue	105	18
Operating lease liabilities	588	550
Restructured lease liabilities	250	319
Finance lease liabilities	3	3
Warrant liability	2,928	—
Convertible notes	—	1,700
Iliad Note, net of discount and loan origination fees	192	885
PPP loan	362	—
Credit line borrowings, net of loan origination fees	2,025	715
Total current liabilities	11,022	6,542

Other liabilities	—	14
Operating lease liabilities, net of current portion	472	906
Restructured lease liabilities, net of current portion	—	168
Finance lease liabilities, net of current portion	1	4
PPP loan, net of current maturities	433	—
Iliad Note, net of current maturities	—	109
Total liabilities	11,928	7,743

STOCKHOLDERS' EQUITY
Preferred stock, par value $0.0001 per share:
Authorized: 5,000,000 shares (3,300,000 shares designated as Series A Convertible Preferred Stock) at September 30, 2020 and 2,000,000 shares (no shares designated as Series A Convertible Preferred Stock) at December 31, 2019

Issued and outstanding: 2,597,470 at September 30, 2020 and no shares outstanding at December 31, 2019	—	—
Common stock, par value $0.0001 per share:
Authorized: 50,000,000 shares at September 30, 2020 and 30,000,000 shares at December 31, 2019
Issued and outstanding: 3,428,268 at September 30, 2020 and 2,485,684 at December 31, 2019	—	—
Additional paid-in capital	133,062	128,873
Accumulated other comprehensive loss	(3)	(3)
Accumulated deficit	(130,920)	(124,874)
Total stockholders' equity	2,139	3,996
Total liabilities and stockholders' equity	$14,067	$11,739
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net sales	$5,964	$2,915	$13,082	$9,174
Cost of sales	4,588	1,887	9,331	8,157
Gross profit	1,376	1,028	3,751	1,017

Operating expenses:
Product development	401	191	996	1,035
Selling, general, and administrative	2,003	1,689	6,003	5,524
Restructuring	(16)	(19)	(44)	243
Total operating expenses	2,388	1,861	6,955	6,802
Loss from operations	(1,012)	(833)	(3,204)	(5,785)

Other expenses (income):
Interest expense	124	67	344	136
Loss on extinguishment of debt	159	—	159	—
(Gain) loss from change in fair value of warrants	(153)	—	2,274	—
Other expenses	25	46	67	144

Loss before income taxes	(1,167)	(946)	(6,048)	(6,065)
Benefit from income taxes	(2)	—	(2)	—
Net loss	$(1,165)	$(946)	$(6,046)	$(6,065)

Net loss per share - basic and diluted
Net loss	$(0.35)	$(0.38)	$(1.89)	$(2.47)

Weighted average shares of common stock outstanding:
Basic and diluted *	3,308	2,474	3,196	2,455
* Shares outstanding for prior periods have been restated for the 1-for-5 reverse stock split effective June 11, 2020.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net loss	$(1,165)	$(946)	$(6,046)	$(6,065)

Other comprehensive loss:
Foreign currency translation adjustments	—	—	—	(2)
Comprehensive loss	$(1,165)	$(946)	$(6,046)	$(6,067)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares*	Amount

Balance at December 31, 2019	—	$—	2,486	$—	$128,873	$(3)	$(124,874)	$3,996
Issuance of common stock under employee stock option and stock purchase plans	—	—	5	—	—	—	—	—
Issuance of common stock and warrants	—	—	688	—	2,749	—	—	2,749
Offering costs on issuance of common stock and warrants	—	—	—	—	(474)	—	—	(474)
Warrant liability	—	—	—	—	(1,636)	—	—	(1,636)
Conversion of notes to preferred stock	2,709	—	—	—	1,769	—	—	1,769
Stock-based compensation	—	—	—	—	20	—	—	20
Net loss for the three months ended March 31, 2020	—	—	—	—	—	—	(541)	(541)
Balance at March 31, 2020	2,709	$—	3,179	$—	$131,301	$(3)	$(125,415)	$5,883
Issuance of common stock under employee stock option and stock purchase plans	—	—	—	—	30	—	—	30
Common stock withheld in lieu of income tax withholding on vesting of restricted stock units	—	—	—	—	(3)	—	—	(3)
Issuance of common stock upon the exercise of warrants	—	—	15	—	103	—	—	103
Issuance of common stock upon conversion from preferred stock	(112)	—	22	—	—	—	—	—
Stock-based compensation	—	—	—	—	41	—	—	41
Net loss for the three months ended June 30, 2020	—	—	—	—	—	—	(4,340)	(4,340)
Balance at June 30, 2020	2,597	$—	3,216	$—	$131,472	$(3)	$(129,755)	$1,714
Issuance of common stock under employee stock option and stock purchase plans	—	—	30	—	—	—	—	—
Stock-based compensation	—	—	—	—	35	—	—	35
Issuance of common stock upon the exercise of warrants	—	—	182	—	1,555	—	—	1,555
Net loss for the three months ended September 30, 2020	—	—	—	—	—	$—	(1,165)	(1,165)
Balance at September 30, 2020	2,597	$—	3,428	$—	$133,062	$(3)	$(130,920)	$2,139

*Shares outstanding for prior periods have been restated for the 1-for-5 reverse stock split effective June 11, 2020.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares*	Amount

Balance at December 31, 2018	2,418	$—	$128,368	$(1)	$(117,315)	$11,052
Adjustment to beginning retained earnings upon adoption of Topic 842	—	—	—	—	(186)	(186)
Issuance of common stock under employee stock option and stock purchase plans	30	—	—	—	—	—
Common stock withheld in lieu of income tax withholding on vesting of restricted stock units	(10)	—	(111)	—	—	(111)
Stock-based compensation	—	—	543	—	—	543
Net loss for the three months ended March 31, 2019	—	—	—	—	(2,865)	(2,865)
Balance at March 31, 2019	2,438	$—	$128,800	$(1)	$(120,366)	$8,433
Issuance of common stock under employee stock option and stock purchase plans	36	—	—	—	—	—
Common stock withheld in lieu of income tax withholding on vesting of restricted stock units	—	—	(5)	—	—	(5)
Stock-based compensation	—	—	(20)	—	—	(20)
Foreign currency translation adjustment	—	—	—	(2)	—	(2)
Net loss for the three months ended June 30, 2019	—	—	—	—	(2,254)	(2,254)
Balance at June 30, 2019	2,474	$—	$128,775	$(3)	$(122,620)	$6,152
Stock-based compensation	—	—	34	—	—	34
Net loss for the three months ended September 30, 2019	—	—	—	—	(946)	(946)
Balance at September 30, 2019	2,474	$—	$128,809	$(3)	$(123,566)	$5,240

*Shares outstanding for prior periods have been restated for the 1-for-5 reverse stock split effective June 11, 2020.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine months ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(6,046)	$(6,065)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	140	277
Stock-based compensation	96	557
Change in fair value of warrant liabilities	2,274	—
Provision for doubtful accounts receivable	(21)	20
Provision for slow-moving and obsolete inventories	(229)	(643)
Provision for warranties	34	107
Amortization of loan discounts and origination fees	221	72
Loss on dispositions of property and equipment	—	15
Changes in operating assets and liabilities:
Accounts receivable	(1,070)	400
Inventories	1,138	1,301
Prepaid and other assets	(471)	368
Accounts payable	1,811	(2,311)
Accrued and other liabilities	453	(421)
Deferred revenue	87	(6)
Total adjustments	4,463	(264)
Net cash used in operating activities	(1,583)	(6,329)

Cash flows from investing activities:
Acquisitions of property and equipment	(171)	(57)
Net cash used in investing activities	(171)	(57)

Cash flows from financing activities:
Proceeds from the issuance of common stock and warrants	2,749	—
Proceeds from the exercise of warrants	676	—
Offering costs paid on the issuance of common stock and warrants	(474)	—
Proceeds from PPP loan	795	—
Principal payments under finance lease obligations	(3)	(2)
Proceeds from exercise of stock options and employee stock purchase plan purchases	30	—
Common stock withheld in lieu of income tax withholding on vesting of restricted stock units	(3)	(116)
Payments on the Iliad Note	(976)	—
Payments for Deferred Financing & Termination Fees	(320)	—
Net proceeds from (payment on) credit line borrowings - AFS	(719)	(896)
Net proceeds from (payment on) credit line borrowings - New Facilities	2,223	—
Proceeds from convertible notes	—	1,700
Net cash provided by financing activities	3,978	686
Effect of exchange rate changes on cash	—	(1)
Net increase (decrease) in cash and restricted cash	2,224	(5,701)
Cash and restricted cash, beginning of period	692	6,335
Cash and restricted cash, end of period	$2,916	$634

Classification of cash and restricted cash:
Cash	$2,574	$292
Restricted cash held in other assets	342	342
Cash and restricted cash	$2,916	$634

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

NOTE 1. NATURE OF OPERATIONS

Energy Focus, Inc. (“we”, “us”, “our” or “the Company”) engages in the design, development, manufacturing, marketing and sale of energy-efficient lighting systems and controls and recently announced development of ultraviolet light disinfection (“ UVCD”) products. We develop, market and sell high quality light-emitting diode (“LED”) lighting products and UVCD products and controls in the commercial and military maritime markets (“MMM”). Our mission is to enable our customers to run their facilities and offices with greater energy efficiency, productivity, and wellness through advanced LED retrofit and UVCD solutions. Our goal is to be the LED and human-centric lighting (“HCL”) technology and market leader for the most demanding applications where performance, quality and health are considered paramount. We specialize in LED lighting retrofit by replacing fluorescent, high-intensity discharge lighting and other types of lamps in institutional buildings for primarily indoor lighting applications with our innovative, high-quality commercial and military tubular LED (“TLED”), as well as other LED and lighting control products.

On June 11, 2020, in accordance with previous stockholder approval, our Board of Directors effected a 1-for-5 (the “Split Ratio”) reverse stock split of the Company’s common stock, par value $0.0001 per share. The reverse stock split became effective immediately upon the filing of the Certificate of Amendment to the Company’s Certificate of Incorporation, as amended (the “Certificate of Incorporation”), with the Delaware Secretary of State (the “Effective Time”). At the Effective Time, every five shares of common stock issued and outstanding automatically combined into one validly issued, fully paid and non-assessable share of common stock. No fractional shares were issued as a result of the reverse stock split. The $0.0001 par value per share of common stock and other terms of the common stock were not affected by the reverse stock split. The number of authorized shares of common stock under the Certificate of Incorporation remained unchanged at 50,000,000 shares. Proportional adjustments were made to the conversion and exercise prices of our outstanding warrants and stock options, and to the number of shares issued and issuable under our stock incentive plans in connection with the reverse stock split. The current financial statements as well as prior period financial statements have been retroactively adjusted to reflect the reverse stock split. Preferred shares outstanding were not affected by the reverse stock split and, as such, those shares have not been adjusted.

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary organized in Taiwan during 2019. All significant inter-company balances and transactions have been eliminated. Unless indicated otherwise, the information in the Notes to the Consolidated Financial Statements relates to our operations.

We have prepared the accompanying financial data for the three and nine months ended September 30, 2020 and 2019 pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The accompanying financial data and information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Annual Report”). The Condensed Consolidated Balance Sheet as of December 31, 2019 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly our Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019, Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2020 and 2019, Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2020 and 2019, and Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
Use of estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact us in the future, actual results may vary from the estimates. Estimates include, but are not limited to, the establishment of reserves for accounts receivable, sales returns, inventory obsolescence and warranty claims; the useful lives of property and equipment; valuation allowance for net deferred taxes; the cost and offsetting income related to sub-leased property; and stock-based compensation. In addition, estimates and assumptions associated with the determination of the fair value of financial instruments and evaluation of long-lived assets for impairment requires considerable judgment. Actual results could differ from those estimates and such differences could be material.

Certain risks and concentrations

We have certain customers whose net sales individually represented 10% or more of our total net sales, or whose net trade accounts receivable balance individually represented 10% or more of our total net trade accounts receivable; we have certain suppliers, which individually represent 10% or more of our total purchases, or whose trade accounts payable balance individually represented 10% or more of our total trade accounts payable balance, as follows:

For the three months ended September 30, 2020, sales to our primary distributor for the U.S. Navy and a regional commercial lighting retrofit company accounted for approximately 67% and 12% of net sales, respectively. When sales to our primary distributor for the U.S. Navy are combined with sales to shipbuilders for the U.S. Navy, total net sales of products for the U.S. Navy comprised approximately 68% of net sales for the same period. For the three months ended September 30, 2019, sales to our primary distributor for the U.S. Navy, a regional commercial lighting retrofit company and a global healthcare provider accounted for approximately 27%, 14% and 15% of net sales, respectively. When sales to our primary distributor for the U.S. Navy are combined with sales to a shipbuilder for the U.S. Navy, total net sales of products for the U.S. Navy comprised approximately 30% of net sales for the same period.

For the nine months ended September 30, 2020, sales to our primary distributor for the U.S. Navy and a regional commercial lighting retrofit company accounted for approximately 52% and 14% of net sales, respectively. When sales to our primary distributor for the U.S. Navy are combined with sales to shipbuilders for the U.S. Navy, total net sales of products for the U.S. Navy comprised approximately 58% of net sales for the same period. For the nine months ended September 30, 2019, sales to our primary distributor for the U.S. Navy and a regional commercial lighting retrofit company accounted for approximately 20% and 23% of net sales for the same period. When sales to our primary distributor for the U.S. Navy are combined with sales to a shipbuilder for the U.S. Navy, total net sales of products for the U.S. Navy comprised approximately 27% of net sales for the same period.

Our primary distributor for the U.S. Navy accounted for approximately 73% and 10% of net trade accounts receivable, respectively, at September 30, 2020 and December 31, 2019. A large regional retrofit company accounted for 41% of our net trade accounts receivable at December 31, 2019.

Two offshore suppliers accounted for approximately 25% and 20%, respectively, of our total expenditures for the three months ended September 30, 2020. These same two suppliers accounted for approximately 19% and 14%, respectively, of our total expenditures for the nine months ended September 30, 2020. At September 30, 2020, these offshore suppliers accounted for approximately 24% and 35% of our trade accounts payable balance.

For the three and nine months ended September 30, 2019, one offshore supplier accounted for approximately 18% and 20% total purchases, respectively. This same offshore supplier accounted for approximately, 36.7% of our trade accounts payable balance at September 30, 2019. One domestic supplier accounted for approximately 16% of our trade accounts payable balance at September 30, 2019.

Recent accounting pronouncements

In June 2016, the Financial Accounting Standards Board issued Accounting Standard Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which significantly changes the accounting for credit losses on instruments within its scope. The new guidance introduces an approach based on

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
expected losses to estimate credit losses on certain financial instruments, including trade receivables, and requires an entity to recognize an allowance based on its estimate of expected credit losses rather than incurred losses. For smaller reporting companies, this standard will be effective for interim and annual periods starting after December 15, 2022 and will generally require adoption on a modified retrospective basis. We are in the process of evaluating the impact of the standard.

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

The following table provides a disaggregation of product net sales for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net sales:
Commercial	$1,456	$1,733	$4,250	$5,847
MMM products	4,508	1,182	8,832	3,327
Total net sales	$5,964	$2,915	$13,082	$9,174

Accounts Receivable

Our trade accounts receivable consist of amounts billed to and currently due from customers. Our customers are concentrated in the United States. In the normal course of business, we extend unsecured credit to our customers related to the sale of our products. Credit is extended to customers based on an evaluation of the customer’s financial condition and the amounts due are stated at their estimated net realizable value. During the first eleven months of 2019, we evaluated and monitored the creditworthiness of each customer on a case-by-case basis. However, during December 2019, we transitioned to an account receivable insurance program with a high credit worthy insurance company where we have the large majority of the accounts receivable insured with a portion of self-retention. This third party also provides creditworthiness ratings and metrics that significantly assist us in evaluating the creditworthiness of both existing and new customers. We maintain allowances for sales returns and doubtful accounts receivable to provide for the estimated number of accounts receivable that will not be collected. The allowance is based on an assessment of customer creditworthiness and historical payment experience, the age of outstanding receivables, and performance guarantees to the extent applicable. Past due amounts are written off when our internal collection efforts have been unsuccessful, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. We do not generally require collateral from our customers.

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

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
Geographic information

All of our long-lived fixed assets are located in the United States. There were no net sales attributable to customers outside the United States for both the three and nine months ended September 30, 2020. There were no net sales attributable to customers outside the United States for the three months ended September 30, 2019 and less than 1% for the nine months ended September 30, 2019. The geographic location of our net sales is derived from the destination to which we ship the product.

Net loss per share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted loss per share gives effect to all dilutive potential shares of common stock outstanding during the period. Dilutive potential shares of common stock consist of incremental shares upon the exercise of stock options, warrants and convertible securities, unless the effect would be anti-dilutive.

The following table presents a reconciliation of basic and diluted loss per share computations (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(1,165)	$(946)	$(6,046)	$(6,065)

Denominator:
Basic weighted average shares of common stock outstanding *	3,308	2,474	3,196	2,455
* Shares outstanding for prior periods have been restated for the 1-for-5 stock split effective June 11, 2020.

As a result of the net loss we incurred for the three months ended September 30, 2020, options, restricted share units, warrants and convertible securities representing approximately 117 thousand, 13 thousand, 321 thousand and 519 thousand shares of common stock, respectively, were excluded from the basic loss per share calculation, because their inclusion would have been anti-dilutive. As a result of the net loss we incurred for the nine months ended September 30, 2020, options, restricted share units, warrants and convertible securities representing approximately 57 thousand, 7 thousand, 152 thousand and 531 thousand shares of common stock, respectively, were excluded from the basic loss per share calculation, because of this same reason.

As a result of the net loss we incurred for the three months ended September 30, 2019, options and restricted share units representing approximately zero shares of common stock, respectively, and convertible securities representing approximately 514 thousand shares of common stock, were excluded from the basic loss per share calculation as their inclusion would have been anti-dilutive. As a result of the net loss we incurred for the nine months ended September 30, 2019, options, restricted share units and convertible securities representing approximately zero, 31 thousand and 507 thousand, shares of common stock, respectively, were excluded from the basic loss per share calculation, because of this same reason.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
Product warranties

Through March 31, 2016, we warranted finished goods against defects in material and workmanship under normal use and service for periods generally between one and five years. Beginning April 1, 2016, we warrant our commercial Tubular LED Lamps (“TLEDs”), the troffer luminaires, and certain Globe Lights for a period of ten years (excluding RedCap® and our Battery Backup TLEDs), and all other LED products for five years per the Terms and Conditions outlined on our website. Beginning in October 2019, TLEDs (excluding RedCap®) are primarily warranted for ten years, certain D-Series lamps are warranted for either ten years or five years based on the customer’s choice and the warranty for all of our other products is five years. Warranty settlement costs consist of actual amounts expensed for warranty, which are largely a result of the cost of replacement products provided to our customers. A liability for the estimated future costs under product warranties is maintained for products under warranty based on the actual claims incurred to date and the estimated nature, frequency, and costs of future claims. These estimates are inherently uncertain and changes to our historical or projected experience may cause material changes to our warranty reserves in the future. We continuously review the assumptions related to the adequacy of our warranty reserve, including product failure rates, and make adjustments to the existing warranty liability when there are changes to these estimates or the underlying replacement product costs, or the warranty period expires. The following table summarizes warranty activity for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Balance at beginning of period	$215	$342	$195	$258
Warranty accruals for current period sales	22	5	29	34
Adjustments to existing warranties	4	—	23	77
In kind settlements made during the period	(11)	(4)	(17)	(26)
Accrued warranty reserve at end of period	$230	$343	$230	$343

Financial Instruments

In January 2020, we completed a registered direct offering for the sale of 688,360 shares of our common stock to certain institutional investors, at a purchase price of $3.37 per share. We also sold, to the same institutional investors, warrants to purchase up to 688,360 shares of common stock at an exercise price of $3.37 per share in a concurrent private placement for a purchase price of $0.625 per warrant. We paid the placement agent commissions of $193 thousand plus $50 thousand in expenses in connection with the registered direct offering and the concurrent private placement and we also paid legal, accounting and other fees of $231 thousand related to the offering. Total offering costs of $474 thousand have been presented as a reduction of additional paid-in capital and have been netted within equity in the Condensed Consolidated Balance Sheet as of September 30, 2020. In addition, we issued warrants to the placement agent to purchase up to 48,185 shares of common stock at an exercise price of $4.99 per share. Net proceeds to us from the sale of common stock and warrants (the “January 2020 Equity Offering”) were approximately $2.3 million. In accordance with the terms of the Iliad Note (as defined below in Note 7, “Debt”), 10% of the gross proceeds from the January 2020 Equity Offering ($275 thousand) were used to make payments on the Iliad Note, of which $226 thousand went towards the outstanding principal amount and the balance to interest.

Warrants to purchase an aggregate of 539,152 shares remain outstanding at September 30, 2020 with a weighted average exercise price of $3.50 per share. The exercise of warrants could provide us with cash proceeds of up to $1.9 million in the aggregate. During the nine months ended September 30, 2020, 197,394 warrants were exercised resulting in total proceeds of $676 thousand.

The warrants have been classified as liabilities, as opposed to equity, due to the potential cash settlement upon occurrence of a fundamental transaction and are recorded at their fair values at each balance sheet date. Please also refer to Note 9, “Stockholders’ Equity”.

Fair Value Measurements

The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value, giving the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
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

The following table provides a summary of the financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 (in thousands):

		Fair Value Measurements at September 30, 2020 Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description	September 30, 2020
Warrant liability	$2,928	$—	$—	$2,928

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

The estimated fair value of warrants accounted for as liabilities, representing a Level 3 fair value measure, was determined on the issuance date and subsequently marked to market at each financial reporting date. We use the Black-Scholes valuation model to value the warrant liabilities at fair value. The fair value is estimated using the expected volatility based on our historical volatility and is determined using probability weighted average assumptions, when appropriate.

The following inputs were used for the Black-Sholes valuation model at September 30, 2020:

	Expected	Risk-Free	Expected
	Volatility	Interest Rate	Life
Warrants with greater than one-year remaining term	103.18% - 99.38%	0.21% - 0.24%	3.79 - 4.29 years

A roll-forward of fair value measurements using significant unobservable inputs (Level 3) for the warrants is as follows (in thousands):

Nine months ended September 30, 2020
Balance January 1, 2020	$—
Issuance of warrants, January 2020	1,636
Settlements from exercise	(982)
Loss from change in fair value of warrants	2,274
Balance September 30, 2020	$2,928

NOTE 3. RESTRUCTURING

For the three and nine months ended September 30, 2020, we recorded net restructuring credits of approximately $16 thousand and $44 thousand, respectively. For the three months ended September 30, 2019, we recorded restructuring credits of approximately $19 thousand and for the nine months ended September 30, 2019, we recorded restructuring charges of approximately $243 thousand, related to the costs and offsetting sub-lease income and accretion expense for the remaining lease obligation for our former New York, New York and Arlington, Virginia offices. For additional information regarding the restructuring actions taken as part of the 2017 and 2019 restructuring plans, please refer to Note 3, “Restructuring,” included under Item 8, “Financial Statements and Supplementary Data,” of our 2019 Annual Report.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

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

The following is a reconciliation of the beginning and ending balances of our restructuring liability as it relates to the 2017 and 2019 restructuring plans (in thousands):

Restructuring Liability
Balance at December 31, 2019	$38
Accretion of lease obligations	2
Payments	(22)
Balance at September 30, 2020	18

The following is a reconciliation of the ending balance of our restructuring liability at September 30, 2020 to the balance sheet:

Restructuring Liability
Balance at September 30, 2020	$18
Less, short-term restructuring liability	18
Long-term restructuring liability, included in other liabilities	$—

As a result of the restructuring actions and initiatives described above, we have reduced our operating expenses to be more commensurate with our sales volumes. However, we continue to incur losses and have a substantial accumulated deficit, and substantial doubt about our ability to continue as a going concern continues to exist at September 30, 2020.

Since the executive transition on April 1, 2019, we have continued to evaluate and assess strategic options as we seek to achieve profitability. We plan to achieve profitability through growing our sales by continuing to execute on our multi-channel sales strategy that targets key verticals, such as government, healthcare, education, and commercial and industrial, complemented by our marketing outreach campaigns and expanding channel partnerships. We also plan to continue to develop advanced lighting and lighting control technologies and introduce impactful new products such as EnFocus™, a breakthrough lighting control platform we officially launched during the second quarter of 2020. In addition, during the third quarter of 2020, we developed UVCD products for both consumer, as well as commercial and industrial, markets.

As described in Note 9, “Stockholders’ Equity,” we also raised approximately $2.3 million of net proceeds upon the issuance of common stock and warrants in connection with the January 2020 Equity Offering. Additionally, we have entered into two new revolving credit facilities as described in Note 7, “Debt,” which allow for expanded borrowing capacity.

The restructuring and cost cutting initiatives implemented during 2019, as well as the January 2020 Equity Offering that significantly strengthened our balance sheet, were designed to allow us to effectively execute these strategies. However, our efforts may not occur as quickly as we envision or be successful due to the long sales cycle in our industry, the corresponding time required to ramp up sales from new products and markets into this sales cycle, the timing of introductions of additional new products, significant competition, potential sales volatility given our customer concentration, and the recent and lingering economic impact from the COVID-19 pandemic, among other factors. As a result, we will continue to review and pursue selected external funding sources to ensure adequate financial resources to execute across the timelines required to achieve these objectives including, but not limited to, the following:

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

There can be no assurance that we will obtain funding on acceptable terms, in a timely fashion, or at all. Obtaining

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
additional funding contains risks, including:

•additional equity financing may not be available to us on satisfactory terms, and any equity we are able to issue could lead to dilution for current stockholders and have rights, preferences and privileges senior to our common stock;
•loans or other debt instruments may have terms and/or conditions, such as interest rate, restrictive covenants, conversion features, refinancing demands, and control or revocation provisions, which are not acceptable to management or our board of directors; and
•the current environment in the capital markets combined with our capital constraints may prevent us from being able to obtain adequate debt financing.

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

Considering both quantitative and qualitative information, we continue to believe that the combination of our plans to obtain additional external funding, timely re-organizational actions, current financial position, liquid resources, obligations due or anticipated within the next year, development and implementation of an excess inventory reduction plan, application and successful acquisition of a Paycheck Protection Program (“PPP”) loan during April 2020, plans and initiatives in our research and development, product development and sales and marketing, and development of potential channel partnerships, if adequately executed, will provide us with an ability to finance our operations through the next twelve months and will mitigate the substantial doubt about our ability to continue as a going concern.

On August 17, 2020, we received a letter from the Listing Qualifications staff of The Nasdaq Stock Market (“Nasdaq”) notifying us that we are no longer in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) requires listed companies to maintain stockholders’ equity of at least $2,500,000 if they do not meet the alternative compliance standards relating to the market value of listed securities or net income from continuing operations. Our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020, filed on August 13, 2020, reflected that our stockholders’ equity as of June 30, 2020 was $1,714,000. In addition, as of August 13, 2020, we did not meet the alternative compliance standards relating to the market value of listed securities or net income from continuing operations.

The notification letter had no immediate effect on the listing of our common stock on the Nasdaq Capital Market. Nasdaq provided us with 45 calendar days, or until October 1, 2020, to submit a plan to regain compliance with Nasdaq’s listing standards. On October 5, 2020, based on our timely submission of its plan, Nasdaq granted us an extension through February 15, 2021 to regain compliance with Rule 5550(b)(1), subject to our compliance with certain terms of the extension.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
NOTE 4. INVENTORIES

Inventories are stated at the lower of standard cost (which approximates actual cost determined using the first-in, first-out cost method) or net realizable value, and consist of the following (in thousands):

	Nine months ended September 30, 2020	Twelve months ended December 31, 2019
Raw materials	$3,625	$4,064
Finished goods	5,049	5,749
Reserves for excess, obsolete, and slow-moving inventories	(3,415)	(3,645)
Inventories, net	$5,259	$6,168

The following is a roll-forward of the reserves for excess, obsolete, and slow-moving inventories (in thousands):

	Nine months ended September 30, 2020	Twelve months ended December 31, 2019
Beginning balance	$(3,645)	$(4,212)
Accrual	(75)	(814)
Reduction due to sold inventory	288	845
Write-off for disposed inventory	17	536
Reserves for excess, obsolete, and slow-moving inventories	$(3,415)	$(3,645)

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets and consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Equipment (useful life 3 to 15 years)	$1,353	$1,297
Tooling (useful life 2 to 5 years)	226	203
Vehicles (useful life 5 years)	47	47
Furniture and fixtures (useful life 5 years)	137	137
Computer software (useful life 3 years)	1,062	1,028
Leasehold improvements (the shorter of useful life or lease life)	210	211
Finance lease right-of-use asset	13	13
Projects in progress	107	48
Property and equipment at cost	3,155	2,984
Less: accumulated depreciation	(2,735)	(2,595)
Property and equipment, net	$420	$389

Depreciation expense was $48 thousand and $77 thousand for the three months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020 and 2019, depreciation expense was $140 thousand and $277 thousand, respectively.

NOTE 6. LEASES

The Company leases certain equipment, manufacturing, warehouse and office space under non-cancellable operating leases with expirations through 2024 under which it is responsible for related maintenance, taxes and insurance. The Company has one finance lease containing a bargain purchase option upon expiration of the lease in 2022. The lease term consists of the non-cancellable period of the lease, periods covered by options to extend the lease if the Company is reasonably certain to exercise the option, and periods covered by an option to terminate the lease if the Company is reasonably certain not to

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
exercise the option. The present value of the remaining lease obligation for these leases was calculated using an incremental borrowing rate of 7.25%, which was the Company’s borrowing rate on its former revolving line of credit with Austin Financial Services, Inc. (the “Austin Credit Facility”). The weighted average remaining lease term for operating, restructuring and finance leases is 1.9 years, 0.8 years, and 1.5 years, respectively.
The Company had one restructured lease with a sub-lease component for the New York, New York office that was closed in 2017. The lease expires in 2021. As part of the lease agreement, there was $0.3 million in restricted cash in other current assets on the accompanying Condensed Consolidated Balance Sheets as of September 30, 2020, and $0.3 million in restricted cash in other long-term assets as of December 31, 2019, which represents collateral against the related letter of credit issued as part of this agreement.

The restructured lease and sub-lease were deemed to be in-scope and thus subject to the requirements of Accounting Standard Codification 842, Leases (“Topic 842”) and were evaluated for impairment in accordance with the asset impairment provisions of Accounting Standard Codification 360, Property, Plant and Equipment (“Topic 360”). The Company concluded its net right-of-use assets were not impaired and the carrying amount approximates expected sub-lease income in future years as of September 30, 2020. The Company continues to carry certain immaterial operating expenses associated with this lease as restructuring liabilities and will continue to accrete those liabilities in accordance with Accounting Standard Codification 420, Exit or Disposal Cost Obligations (“Topic 420”), as has been done since the cease use date in 2017. For additional information regarding treatment of leases please refer to Note 6, “Leases,” included under Item 8, “Financial Statements and Supplementary Data,” of our 2019 Annual Report.
Components of the operating, restructured and finance lease costs recognized in net loss for the three and nine months ended September 30, 2020 and 2019, were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Operating lease cost (income)
Sub-lease income	$(26)	$(25)	$(80)	$(75)
Lease cost	148	156	451	474
Operating lease cost, net	122	131	371	399

Restructured lease cost (income)
Sub-lease income	(68)	(111)	(204)	(334)
Lease cost	59	105	180	321
Restructured lease income, net	(9)	(6)	(24)	(13)

Finance lease cost
Interest of lease liabilities	—	1	—	2
Finance lease cost, net	—	1	—	2

Total lease cost, net	$113	$126	$347	$388

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
Supplemental balance sheet information related to the Company’s operating and finance leases as of September 30, 2020 and December 31, 2019 are as follows (in thousands):

	September 30, 2020	December 31, 2019
Operating Leases
Operating lease right-of-use assets	$923	$1,289
Restructured lease right-of-use assets	161	322
Operating lease right-of-use assets, total	1,084	1,611

Operating lease liabilities	1,060	1,480
Restructured lease liabilities	250	488
Operating lease liabilities, total	1,310	1,968

Finance Leases
Property and equipment	13	13
Allowances for depreciation	(9)	(5)
Finance lease assets, net	4	8

Finance lease liabilities	4	6
Total finance lease liabilities	$4	$6

Future minimum lease payments required under operating, restructured and finance leases for each of the 12-month rolling periods below in effect at September 30, 2020 are as follows (in thousands):

	Operating Leases	Restructured Leases	Restructured Leases Sub-lease Payments	Finance Lease
October 2020 to September 2021	$622	$256	$(204)	$3
October 2021 to September 2022	487	—	—	1
October 2022 to September 2023	16	—	—	—
October 2023 to September 2024	5	—	—	—
Total future undiscounted lease payments	1,130	256	(204)	4
Less imputed interest	(70)	(6)	5	—
Total lease obligations	$1,060	$250	$(199)	$4

Supplemental cash flow information related to leases for the nine months ended September 30, 2020 and 2019, was as follows (in thousands):

	Nine months ended September 30,
	2020	2019
Supplemental cash flow information
Cash paid, net, for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$401	$402
Operating cash flows from restructured leases	$52	$70
Financing cash flows from finance leases	$3	$2

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
NOTE 7. DEBT

Credit facilities

On August 11, 2020, we entered into two debt financing arrangements (together, the “New Credit Facilities”). The first arrangement is an inventory financing facility (the “Inventory Facility”) pursuant to the Loan and Security Agreement (the “Inventory Loan Agreement”), between the Company and Crossroads Financial Group, LLC, a North Carolina limited liability company (the “IF Lender”). Borrowings under the Inventory Facility are permitted up to the lower of (i) $3.0 million and (ii) a borrowing base determined from time to time based on the value of the Company’s eligible inventory, valued at 75% of inventory costs or 85% of the inventory net orderly liquidation value, less the availability reserves. The outstanding indebtedness under the Inventory Facility accrues at an annual rate equal to the greater of (i) 5.75% and (ii) 4.00% plus the three (3) month LIBOR rate and is also subject to a service fee of 1.00% per month. The Inventory Facility’s interest and service fees combined amount is subject to a minimum monthly fee of $18 thousand. There would be no breakage fee for the Company for the Inventory Facility if the Company were to refinance it with an American Bankers Association (“ABA”) equivalent institution after August 11, 2021. The Inventory Facility is secured by substantially all of the present and future assets of the Company and is also governed by an intercreditor agreement among the Company, the IF Lender and the RF Lender (defined below). The Inventory Facility matures on August 11, 2022, subject to early termination upon 90 days’ notice and otherwise in accordance with the terms of the Inventory Loan Agreement. The term is automatically extended in successive one (1) year increments unless terminated by either party in accordance with the Inventory Loan Agreement.

The second arrangement is a receivables financing facility (the “Receivables Facility”) pursuant to the Loan and Security Agreement (the “Receivables Loan Agreement”) between the Company and Factors Southwest L.L.C. (d/b/a FSW Funding), an Arizona limited liability company (the “RF Lender”). Borrowings under the Receivables Facility are permitted up to the lower of (i) $2.5 million or (ii) a borrowing base determined from time to time based on the value of the Company’s eligible accounts receivable, valued at 90% of the face value of such accounts receivable, less availability reserves, if any. Interest on outstanding indebtedness under the Receivables Facility accrues at an annual rate equal to (i) the highest prime rate announced from time to time by the Wall Street Journal plus (ii) 2.00%. The Receivables Facility is also secured by substantially all of the present and future assets of the Borrower and is also governed by an intercreditor agreement among the Company, the IF Lender and the RF Lender. A $25 thousand, or 1.00%, facility fee was charged at closing. There would be no breakage fee for the Company for the Receivables Facility if the Company were to refinance it with an ABA equivalent institution. The Receivables Facility matures on August 11, 2022, subject to early termination in accordance with the terms of the Receivables Loan Agreement; provided that the term is automatically extended in successive one (1) year increments unless terminated by either party in accordance with the Receivables Loan Agreement.

The New Credit Facilities replaced the Austin Credit Facility, which was secured by a lien on our assets. Interest on advances under the line was due monthly at the “Prime Rate,” as published by the Wall Street Journal from time to time, plus a margin of 2%. The borrowing rate as of December 31, 2019 was 6.75%. Overdrafts were subject to a 2% fee. Additionally, an annual facility fee of 1% on the entire $5.0 million amount of the Austin Credit Facility was due at the beginning of each of the three years that the Austin Credit Facility was outstanding and a 0.5% collateral management fee on the average outstanding loan balance was payable monthly. We paid Austin the first year’s fee when the Austin Credit Facility was signed and the second year’s fee in December of 2019. Borrowings under the Austin Credit Facility were $0.7 million at December 31, 2019. On August 11, 2020, we paid $1.4 million to close the Austin Credit Facility which included a $100 thousand termination fee. Additionally, we wrote off $59 thousand of the remaining related debt acquisition costs. The termination fee and the write-off of debt acquisition costs are reflected as a loss on extinguishment of debt in our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020. For additional information regarding the Austin Credit Facility, please refer to Note 9, “Debt,” included under Item 8, “Financial Statements and Supplementary Data,” of our 2019 Annual Report.

Borrowings under the Inventory Facility were $1.1 million and borrowings under the Receivables Facility were $0.9 million at September 30, 2020. These facilities are recorded in the Condensed Consolidated Balance Sheet as of September 30, 2020 as a current liability under the caption “Credit line borrowings.” Outstanding balances include unamortized net issuance costs totaling $0.1 million for the Inventory Facility and $50 thousand for the Receivables Facility as of September 30, 2020.

For additional information regarding the New Credit Facilities, please refer to Part II, Item 5, “Other Information,” included in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020, filed on August 13, 2020.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

Convertible Notes

On March 29, 2019, we issued $1.7 million aggregate principal amount of subordinated convertible promissory notes (the “Convertible Notes”) to certain investors in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. The Convertible Notes had a maturity date of December 31, 2021 and bore interest at a rate of 5% per annum until June 30, 2019 and at a rate of 10% thereafter. Pursuant to their terms, on January 16, 2020, following approval by our stockholders of certain amendments to the Certificate of Incorporation, the principal amount of all of the Convertible Notes, the accumulated interest thereon ($0.1 million) and unamortized issuance costs at the date of conversion ($40 thousand), which totaled $1.8 million, were converted at a conversion price of $0.67 per share into an aggregate of 2,709,018 shares of the Company’s Series A Convertible Preferred Stock, par value $0.0001 per share (“Series A Preferred Stock”), which is convertible on a one-for-five basis into shares of our common stock. During the second quarter of 2020, 111,548 shares of the Series A Preferred Stock were converted into 22,310 shares of common stock. No conversions of the Series A Preferred Stock occurred during the third quarter of 2020.

The purchase agreement related to the Convertible Notes contains customary representations and warranties and provides for resale registration rights with respect to the shares of our common stock issuable upon conversion of the Series A Preferred Stock. Please also refer to Note 9, “Stockholders’ Equity”.

Iliad Note

On November 25, 2019, we entered into a note purchase agreement (the “Iliad Note Purchase Agreement”) with Iliad Research and Trading, L.P. (“Iliad”) pursuant to which the Company sold and issued to Iliad a promissory note in the principal amount of approximately $1.3 million (the “Iliad Note”). The Iliad Note was issued with an original issue discount of $142 thousand and Iliad paid a purchase price of $1.1 million for the issuance of the Iliad Note, after deduction of $15 thousand of Iliad transaction expenses.

The Iliad Note has a maturity date of November 24, 2021 and accrues interest at 8% per annum, compounded daily, on the outstanding balance. The Company may prepay the amounts outstanding under the Iliad Note at a premium, which is 15% during the first year and 10% during the second year. Beginning in May 2020, Iliad may require the Company to redeem up to $150 thousand of the Iliad Note in any calendar month. The Company has the right on three occasions to defer all redemptions that Iliad could otherwise require the Company to make during any calendar month. As of September 30, 2020, no deferrals have been exercised. Each exercise of this deferral right by the Company will increase the amount outstanding under the Iliad Note by 1.5%.
The total liability for the Iliad Note Purchase Agreement, net of discount and financing fees, was $0.2 million at September 30, 2020 and $1.0 million at December 31, 2019. Unamortized loan discount and debt issuance costs were $0.1 million at September 30, 2020 and $0.2 million December 31, 2019.

In the event our common stock is delisted from Nasdaq, the amount outstanding under the Iliad Note will automatically increase by 15% as of the date of such delisting.
Pursuant to the Iliad Note Purchase Agreement and the Iliad Note, we have, among other things, agreed that, until the Iliad Note is repaid:
•10% of gross proceeds the Company receives from the sale of our common stock or other equity must be paid to Iliad and will be applied to reduce the outstanding balance of the Iliad Note (the failure to make such a prepayment is not an event of default under the Iliad Note, but will increase the amount then outstanding under the Iliad Note by 10%); and

•unless agreed to by Iliad, we will not engage in certain financings that involve the issuance of securities that include conversion rights in which the number of shares of common stock that may be issued pursuant to such conversion right varies with the market price of our common stock (a “Restricted Issuance”); provided, however, if Iliad does not agree to a Restricted Issuance, the Company may on up to three occasions make the Restricted Issuance anyway, but the outstanding balance of the Iliad Note will increase by 3% on each occasion the Company exercises its right to make the Restricted Issuance without Iliad’s agreement.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
In accordance with the terms of the Iliad Note, 10% of the gross proceeds from the January 2020 Equity Offering ($275 thousand) were used to make payments on the Iliad Note, of which $226 thousand went towards the outstanding principal amount.

Upon the occurrence of an event of default under the Iliad Note, Iliad may accelerate the date for the repayment of the amount outstanding under the Iliad Note and increase the amount outstanding by an amount ranging from 5% to 15%, depending on the nature of the event of default. Certain insolvency and bankruptcy related events of default will result in the automatic acceleration of the amount outstanding under the Iliad Note and the outstanding amount due will be automatically increased by 5%. After the occurrence of an event of default, Iliad may elect to have interest accrue on the Iliad Note at a rate per annum of 22%, or such lesser rate as permitted under applicable law.

PPP Loan

On April 17, 2020, the Company was granted a loan from KeyBank National Association (“KeyBank”) in the amount of approximately $795 thousand, pursuant to the PPP under Division A of the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"), which was enacted on March 27, 2020. The funds were received on April 20, 2020. At September 30, 2020, $362 thousand is classified as short-term debt and $433 thousand is classified as long-term debt on the Company’s balance sheet. The loan accrues interest at a rate of 1.0% per annum and matures on April 17, 2022. We have recorded accrued interest of $4 thousand through September 30, 2020. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. The Company believes it has used the loan for qualifying expenses. On October 20, 2020, we submitted a loan forgiveness application for the full amount of the loan to KeyBank and on October 21, 2020, KeyBank accepted the application and forwarded it to the Small Business Administration (“SBA”) for approval. The SBA has a 90-day review period and we are awaiting the decision. There is no assurance that the Company will obtain forgiveness for any portion of the loan.

NOTE 8. INCOME TAXES

As a result of the operating loss incurred during each of the three and nine months ended September 30, 2020 and 2019, and after the application of the annual limitation set forth under Section 382 of the Internal Revenue Code of 1986, as amended (the “IRC”), it was not necessary to record a provision for U.S. federal income tax. A provision to return benefit of $2 thousand was recorded related to various 2019 state income tax returns filed during the period ended September 30, 2020.

At September 30, 2020 and December 31, 2019, we had a full valuation allowance recorded against our deferred tax assets.
The valuation allowance was recorded due to uncertainties related to our ability to realize the deferred tax assets, primarily consisting of certain net operating loss carry-forwards. The valuation allowance is based on management’s estimates of taxable income by jurisdiction and the periods over which the deferred tax assets will be recoverable.

At December 31, 2019, we had a net operating loss carry-forward of approximately $108.8 million for federal income tax purposes ($64.5 million for state and local income tax purposes). However, due to changes in our capital structure, approximately $54.5 million of the $108.8 million is available after the application of IRC Section 382 limitations. As a result of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), net operating loss carry-forwards generated in tax years beginning after December 31, 2017 can only offset 80% of taxable income and can be carried forward indefinitely. The $8.3 million and $8.7 million in net operating losses generated in 2019 and 2018, respectively, will be subject to the new limitations under the Tax Act. If not utilized, the carry-forwards generated prior to December 31, 2017 of $37.3 million will begin to expire in 2021 for federal purposes and have begun to expire for state and local purposes. For a full discussion of the estimated restrictions on our utilization of net operating loss carry-forwards, please refer to Note 12, “Income Taxes,” included under Item 8, “Financial Statements and Supplementary Data,” of our 2019 Annual Report.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
NOTE 9. STOCKHOLDERS’ EQUITY

1-for-5 Reverse Stock Split
On June 11, 2020, in accordance with previous stockholder approval, our Board of Directors effected a 1-for-5 reverse stock split of the Company’s common stock, par value $0.0001 per share. The reverse stock split became effective immediately (the “Effective Time”) upon the filing of the Certificate of Amendment to the Company’s Certificate of Incorporation, as amended (the “Certificate of Incorporation”), with the Delaware Secretary of State. At the Effective Time, every five shares of common stock issued and outstanding automatically combined into one validly issued, fully paid and non-assessable share of common stock. No fractional shares were issued as a result of the reverse stock split. The fractional shares were settled in cash in an amount not material to the Company. The $0.0001 par value per share of common stock and other terms of the common stock were not affected by the reverse stock split. The number of authorized shares of common stock under the Certificate of Incorporation remained unchanged at 50,000,000 shares.

The current financial statements, as well as prior period financial statements, have been retroactively adjusted to reflect the reverse stock split.

Proportional adjustments were made to the conversion and exercise prices of our outstanding warrants and stock options, and to the number of shares issued and issuable under our stock incentive plans in connection with the reverse stock split. The current financial statements as well as prior period financial statements have been retroactively adjusted to reflect the reverse stock split. Preferred shares outstanding were not affected by the reverse stock split and, as such, those shares have not been adjusted.

The reverse stock split was effected solely to increase the per share trading price of the common stock to satisfy the $1.00 minimum bid price requirement pursuant to Nasdaq Listing Rule 5550(a)(2) for continued listing on Nasdaq.
The common stock began trading on Nasdaq on a split-adjusted basis at the opening of trading on June 12, 2020.

Preferred Stock

Pursuant to the terms of the Convertible Notes, on January 16, 2020, following approval by our stockholders of certain amendments to the Certificate of Incorporation, the principal amount of all of the Convertible Notes and the accumulated interest thereon and unamortized issuance costs at the date of conversion (totaling $1.8 million) were converted at a conversion price of $0.67 per share into an aggregate of 2,709,018 shares of the Company’s Series A Preferred Stock, which is convertible on a one-for-five basis into shares of our common stock. During the second quarter of 2020, 111,548 shares of the Series A Preferred Stock were converted into 22,310 shares of common stock. No conversions of the Series A Preferred Stock occurred during the third quarter of 2020.

The Series A Preferred Stock was created by the filing of a Certificate of Designation with the Secretary of State of the State of Delaware on March 29, 2019, which designated 2,000,000 shares of the Company’s preferred stock, par value $0.0001 per share, as Series A Preferred Stock (the “Original Series A Certificate of Designation”). On January 15, 2020 with prior stockholder approval, the Company amended the Certificate of Incorporation to increase the number of authorized shares of preferred stock to 5,000,000. The Original Series A Certificate of Designation was also amended on January 15, 2020, to increase the number of shares of preferred stock designated as Series A Preferred Stock to 3,300,000 (the Original Series A Certificate of Designation, as so amended, the “Series A Certificate of Designation”).

Pursuant to the Series A Certificate of Designation, each holder of outstanding shares of Series A Preferred Stock is entitled to vote with holders of outstanding shares of common stock, voting together as a single class, with respect to any and all matters presented to the stockholders of the Company for their action or consideration, except as provided by law. In any such vote, each share of Series A Preferred Stock shall entitle its holder to a number of votes equal to 11.07% of the number of shares of common stock into which such share of Series A Preferred Stock is convertible.

The Series A Preferred Stock (a) has a preference upon liquidation equal to $0.67 per share and then participates on an as-converted basis with the common stock with respect to any additional distributions, (b) shall receive any dividends declared and payable on our common stock on an as-converted basis, and (c) is convertible at the option of the holder into shares of our common stock on a one-for-five basis. On March 29, 2019, the Company also filed a Certificate of Elimination with

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
respect to its authorized, but unissued, Series A Participating Preferred Stock, to return such shares to the status of undesignated preferred stock available for designation as Series A Preferred Stock.

The purchase agreement related to the Convertible Notes contains customary representations and warranties and provides for resale registration rights with respect to the shares of our common stock issuable upon conversion of the Series A Preferred Stock.

January 2020 Equity Offering

Issuance of Common Stock and Warrants

In January 2020, we completed a registered direct offering for the sale of 688,360 shares of our common stock to certain institutional investors, at a purchase price of $3.37 per share. We also sold, to the same institutional investors, warrants to purchase up to 688,360 shares of common stock at an exercise price of $3.37 per share in a concurrent private placement for a purchase price of $0.625 per warrant. We paid the placement agent commissions of $193 thousand plus $50 thousand in expenses in connection with the registered direct offering and the concurrent private placement and we also paid legal, accounting and other fees of $231 thousand related to the offering. Total offering costs of $474 thousand have been presented as a reduction of additional paid-in capital and have been netted within equity in the Condensed Consolidated Balance Sheet as of September 30, 2020. In addition, we issued warrants to the placement agent to purchase up to 48,185 shares of common stock at an exercise price of $4.99 per share. Net proceeds to us from the sale of common stock and warrants were approximately $2.3 million. In accordance with the terms of the Iliad Note, 10% of the gross proceeds from the January 2020 Equity Offering ($275 thousand) were used to make payments on the Iliad Note, of which $226 thousand went towards the outstanding principal amount and the balance to interest.

Warrants to purchase an aggregate of 539,152 shares remain outstanding at September 30, 2020 with a weighted average exercise price of $3.50 per share. The exercise of warrants could provide us with cash proceeds of up to $1.9 million in the aggregate if all warrants are exercised. During the nine months ended September 30, 2020, 197,394 warrants were exercised resulting in total proceeds of $676 thousand.

As of September 30, 2020, we had the following outstanding non-tradeable, registered warrants to purchase shares of common stock:

	Number of Underlying Shares	Exercise Price	Expiration
Investor Warrants	497,472	$3.3700	January 13, 2025
Placement Agent Warrants	41,680	$4.9940	January 13, 2025
	539,152

Warrant Liabilities

We account for common stock warrants as either liabilities or equity instruments depending on the specific terms of the warrant agreement. Common stock warrants that could require cash settlement are accounted for as liabilities. We classify these warrant liabilities on the consolidated balance sheet as a current liability. The warrant liabilities are revalued at fair value at each balance sheet date subsequent to the initial issuance. Changes in the fair market value of the warrant are reflected in the consolidated statement of operations as income (expense) based upon the change in fair value of warrants.

The warrants we issued in the January 2020 Equity Offering contain a provision for net cash settlement in the event that there is a fundamental transaction involving the Company (e.g., merger, sale of substantially all assets, tender offer, or share exchange). If a fundamental transaction occurs in which the consideration issued consists of all cash or stock in a non-public company, then the warrant holder has the option to receive cash equal to a Black-Scholes value of the remaining unexercised portion of the warrant.

The warrants have been classified as liabilities, as opposed to equity, due to the potential cash settlement upon the occurrence of certain events as described above, and are recorded at their fair values at each balance sheet date.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
Stock-based compensation

Stock-based compensation expense is attributable to stock options and restricted stock unit awards. For all stock-based awards, we recognize expense using a straight-line amortization method.

The following table summarizes stock-based compensation expense and the impact it had on operations for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Cost of sales	$1	$1	$2	$8
Product development	3	2	5	24
Selling, general, and administrative	31	31	89	525
Total stock-based compensation	$35	$34	$96	$557

Total unearned stock-based compensation was $0.2 million at both September 30, 2020 and September 30, 2019. These costs will be charged to expense and amortized on a straight-line basis in future periods. The weighted average period over which the unearned compensation at September 30, 2020 is expected to be recognized is approximately 3.3 years.

Stock options

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. Estimates utilized in the calculation include the expected life of the option, risk-free interest rate, and expected volatility, and are further detailed below.

	Nine months ended September 30,
	2020	2019
Fair value of options issued	$2.00	$1.60
Exercise price	$2.61	$2.10
Expected life of options (in years)	6.2	6.3
Risk-free interest rate	0.7%	1.9%
Expected volatility	93.5%	90.0%
Dividend yield	0.0%	0.0%
*Options have been restated for the 1-for-5 reverse stock split effective June 11, 2020.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
A summary of option activity under all outstanding stock incentive plans for the nine months ended September 30, 2020 is presented as follows:

	Number of Options*	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)
Balance at December 31, 2019	155,031	$5.23
Granted	110,800	2.61
Canceled/forfeited	(30,774)	7.14
Balance at September 30, 2020	235,057	$3.74	8.9

Vested and expected to vest at September 30, 2020	185,427	$4.04	8.8

Exercisable at September 30, 2020	40,577	$9.91	7.5
*Options have been restated for the 1-for-5 reverse stock split effective June 11, 2020.

Restricted stock units

A summary of restricted stock unit activity under all outstanding stock incentive plans for the nine months ended September 30, 2020 is presented as follows:

	Restricted Stock Units*	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in years)
Balance at December 31, 2019	6,603	$13.17
Granted	19,200	2.44
Vested	(20,068)	3.96
Canceled/forfeited	(1,255)	12.40
Balance at September 30, 2020	4,480	$8.64	7.3
*Restricted stock units have been restated for the 1-for-5 reverse stock split effective June 11, 2020.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of September 30, 2020, we had approximately $9.8 million in outstanding purchase commitments for inventory. Of this amount, approximately $3.8 million is expected to ship in the fourth quarter of 2020, with the balance expected to ship in the first quarter of 2021 and thereafter.

NOTE 11. SUBSEQUENT EVENTS

On October 14, 2020, the Company issued a press release announcing its launch of a portfolio of UVCD products with advanced, patent-pending technologies. Three initial products – nUVo™, abUV™, and mUVe™ - complement each other to meet the needs of air and surface disinfection for commercial, industrial and residential indoor environments. The products are available for pre-order on the Company’s e-commerce website, through its internal salesforce and distribution channel partners, and deliveries are expected to start during the first quarter of 2021.

On April 17, 2020, the Company was granted a loan from KeyBank in the amount of approximately $795 thousand, pursuant to PPP Division A of the CARES Act, which was enacted on March 27, 2020. The funds were received on April 20, 2020. At September 30, 2020, $362 thousand is classified as short-term debt and $433 thousand is classified as long-

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
term debt on the Company’s balance sheet. The loan accrues interest at a rate of 1.0% per annum and matures on April 17, 2022. We have recorded accrued interest of $4 thousand through September 30, 2020. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. The Company believes it has used the loan for qualifying expenses. On October 20, 2020, we submitted a loan forgiveness application for the full amount of the loan to KeyBank and on October 21, 2020, KeyBank accepted the application and forwarded it to the SBA for approval. The SBA has a 90-day review period and we are awaiting the decision. There is no assurance that the Company will obtain forgiveness for any portion of the loan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes thereto included in Part I, Item 1, “Financial Statements” of this Quarterly Report, as well as Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Annual Report”).

Overview

Energy Focus, Inc. engages in the design, development, manufacturing, marketing and sale of energy-efficient lighting systems and controls and recently announced development of ultraviolet light disinfection (“UVCD”) products. We develop, market and sell high quality light-emitting diode (“LED”) lighting products and UVCD products and controls in the commercial and military maritime markets (“MMM”). Our mission is to enable our customers to run their facilities and offices with greater energy efficiency, productivity, and wellness through advanced LED retrofit and UVCD solutions. Our goal is to be the LED and human-centric lighting (“HCL”) technology and market leader for the most demanding applications where performance, quality and health impacts are considered paramount. We specialize in LED lighting retrofit by replacing fluorescent, high-intensity discharge lighting and other types of lamps in institutional buildings for primarily indoor lighting applications with our innovative, high-quality commercial and military tubular LED (“TLED”), as well as other LED and lighting control products. On October 14, 2020, we also announced the launch of our UVCD product portfolio.

Net sales increased 42.6% for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, primarily driven by a 165% increase in military sales period-over-period, partially offset by a decrease in net sales of our commercial products of 27% for the nine months ended September 30, 2020 as compared to the same prior year period. The sales cycles for the MMM is dependent on many factors, including the availability of government funding, the timing and fulfillment of U.S. Navy awards, new ship construction, diversion of funds to other government needs, and the timing of vessel maintenance schedules. The sales cycles for our commercial target markets can range from several months to over one year and our financial results reflect volatility from the continued fluctuations in the timing, pace and size of commercial projects.

Despite continuing progress in the last four quarters in reducing our operating losses significantly, by 44.6% from the third quarter of 2019, the Company’s results reflect the challenges due to long and unpredictable sales cycles, unexpected delays in customer retrofit budgets and project starts, and unexpected supply chain issues exacerbated by the COVID-19 pandemic. There has also been continuing aggressive price competition in the lighting industry. We continued to incur losses and we have a substantial accumulated deficit, which continues to raise substantial doubt about our ability to continue as a going concern at September 30, 2020.

The COVID-19 pandemic in particular has, and may continue to have, a significant economic and business impact on our company. In the third quarter of 2020, following a slowdown in the second quarter of 2020, we have seen a continuing weakness in commercial sales as customers in the healthcare, education, and commercial and industrial sectors delayed order placements in reaction to the impacts of the COVID-19 pandemic.

We continue to monitor the impact of the COVID-19 pandemic on our customers, suppliers, and logistics providers, as well as evaluate governmental actions being taken to curtail and respond to the spread of the virus. The significance and duration of the ongoing impact on us is still uncertain. Material adverse effects of the COVID-19 pandemic on market drivers, our customers, suppliers, or logistics providers could significantly impact our operating results. We also plan to continue to actively follow, assess and analyze the development of the COVID-19 pandemic and stand ready to adjust our organizational structure, strategies, plans and processes to respond to the impacts from the virus spread in the timeliest manner.

Because the situation continues to evolve, we cannot reasonably estimate the ultimate impact to our business, results of operations, cash flows and financial position that the COVID-19 pandemic may have. Continuation of the COVID-19 pandemic and government actions in response thereto could cause further disruptions to our operations and the operations of our customers, suppliers and logistics partners and could significantly adversely affect our near-term and long-term revenues, earnings, liquidity and cash flows.

Nevertheless, during the first nine months of 2020, we continued to see the benefits from the relaunch efforts, described in our 2019 Annual Report, undertaken by the new, current management team in the last three quarters of 2019, in addition to a number of strategic sourcing projects completed during 2020. It is our belief that the continued momentum of the efforts undertaken in 2019 and into 2020, along with the development and launch of new and innovative products, will over time result in improved sales and bottom-line performance for the Company.

We launched our EnFocus™ platform during the second quarter of 2020 and continued to receive positive feedback from existing, new, and potential new customers. The EnFocus™ platform offers two immediately available product lines: EnFocus™ DM, which provides a dimmable lighting solution, and EnFocus™ DCT, which provides both a dimmable and color tunable lighting solution. EnFocus™ enables buildings to have dimmable, color tunable and circadian-ready lighting using existing wiring, without requiring any wireless communications, through a relatively simple upgrade with EnFocus™ switches and tubular LEDs, a more environmentally sustainable solution compared with replacing each lighting fixture.

In addition, in response to an anticipated increase in sanitation and hygiene demand for buildings, facilities and homes, we started developing advanced UVCD products for both consumer as well as the commercial and industrial markets in the first quarter of 2020. We announced the following three UVCD products in October 2020: abUV™, circadian lighting and UVCD air disinfection integrated troffers controlled by the EnFocus™ platform technology, nUVo™, a portable disinfection device for offices and homes, and mUVe™, an autonomous robot designed for surface disinfection.

In our MMM business, significant efforts undertaken to reduce costs in our product offerings have positioned us to be more competitive in this segment. Such efforts allowed us to continue to win bids and proposals that helped grow our MMM sales during 2020, offsetting some of the weakness being experienced in our commercial business. While we continue to aggressively pursue growth on the commercial side of our business due to its much larger potential and size, the MMM business does offer us continued sales, in addition to validating our product quality and strengthening our brand trust in the marketplace.

Meanwhile, we continue to seek additional external funding alternatives and sources to support our growth strategies, plans and initiatives. We plan to achieve profitability through developing and launching new, innovative products such as EnFocusTM and our UVCD products, as well as executing on our multi-channel sales strategy that targets key verticals, such as government, healthcare, education and commercial and industrial, complemented by our marketing outreach campaigns and expanding channel partnerships. We also plan to continue to develop advanced lighting and lighting control applications built upon the EnFocusTM platform. In addition, we intend to continue to apply rigorous financial discipline in our organizational structure, business processes and policies, strategic sourcing activities and supply chain practices to help accelerate our path towards profitability.

At September 30, 2020, we had $2.6 million in cash, which excludes $0.3 million of restricted cash held, and a total of $3.0 million of debt. On August 11, 2020, we entered into two debt financing arrangements (together, the “New Credit Facilities”). Total debt at September 30, 2020 included $1.1 million outstanding under our inventory financing facility (the “Inventory Facility”), $0.9 million outstanding under our receivables financing facility (the “Receivables Facility”), $0.2 million aggregate principal amount outstanding under our promissory note (the “Iliad Note”) issued to Iliad Research and Trading, L.P. (“Iliad”) and an $0.8 million PPP (as defined below) loan. In addition, at September 30, 2020, we had $2.9 million of warrant liabilities. At September 30, 2020, we had additional availability for us to borrow of $1.1 million under the Inventory Facility and $1.2 million under the Receivables Facility.

Results of operations

The following table sets forth items in our Condensed Consolidated Statements of Operations as a percentage of net sales for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	76.9	64.7	71.3	88.9
Gross profit	23.1	35.3	28.7	11.1

Operating expenses:
Product development	6.7	6.6	7.6	11.3
Selling, general, and administrative	33.6	57.9	45.9	60.2
Restructuring	(0.3)	(0.7)	(0.3)	2.6
Total operating expenses	40.0	63.8	53.2	74.1
Loss from operations	(16.9)	(28.5)	(24.5)	(63.0)

Other expenses (income):
Interest expense	2.1	2.3	2.6	1.5
Loss on extinguishment of debt	2.7	—	1.2	—
(Gain) loss from change in fair value of warrants	(2.6)	—	17.4	—
Other expenses	0.4	1.6	0.5	1.6

Net income before income taxes
Benefit from income taxes	—	—	—	—
Net loss	(19.5)%	(32.4)%	(46.2)%	(66.1)%

Net sales

A further breakdown of our net sales is presented in the following table (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Commercial	$1,456	$1,733	$4,250	$5,847
MMM products	4,508	1,182	8,832	3,327
Total net sales	$5,964	$2,915	$13,082	$9,174

Net sales of $6.0 million and $13.1 million for the three and nine months ended September 30, 2020, respectively, represented increases of 104.6% and 42.6%, respectively, compared to the same periods of 2019, primarily driven by an increase in MMM product sales. Net sales of our commercial products decreased in the three and nine months ended September 30, 2020 compared to the same periods of 2019, mainly reflecting (i) a decrease in sales, caused by delayed orders that have occurred mainly in the healthcare, education, commercial and industrial sectors because of the continuing macroeconomic slowdown and purchasing decisions being put on hold due to the COVID-19 pandemic, (ii) lower sales from our agency network which was also impacted by the COVID-19 pandemic, and (iii) fluctuations in the timing, pace and size of commercial projects.

Gross profit

Gross profit was $1.4 million, or 23.1% of net sales, for the third quarter of 2020, compared to $1.0 million, or 35.3% of net sales, for the third quarter of 2019. As a result of supply chain challenges relating primarily to our MMM products, we incurred unexpected additional manufacturing cost which impacted our gross profit adversely for the third quarter of 2020 by approximately 4.1% of net sales. Gross margin for the third quarter of 2020 included favorable price and usage variances for material and labor of $0.4 million or 7.2% of net sales. Gross margin for the third quarter of 2019 included favorable inventory reserves of $0.4 million or 13.5% of net sales, partially offset by unfavorable outbound freight costs of approximately $0.1 million.

Gross profit was $3.8 million, or 28.7% of net sales, for the first nine months of 2020 compared to $1.0 million or 11.1% of net sales, for the first nine months of 2019. We incurred unexpected additional manufacturing costs as a result of supply chain challenges relating primarily to our MMM products, which adversely impacted our gross profit by approximately 2.1% of net sales, for the nine months ended September 30, 2020. The remaining increase is primarily related to relatively higher profit margin of sold product, favorable price and usage variances for material and labor of $0.7 million or 5.5% of net sales, and favorable inventory reserves recorded of $0.4 million, or 3.0% of net sales. The gross margin for the first nine months of 2019 was primarily related to unfavorable warranty costs during the first nine months of 2019 of $0.1 million, or 1.2% of net sales, $0.3 million in outbound freight costs and $0.2 million in unfavorable manufacturing and absorption.

Operating expenses

Product development

Product development expenses include salaries and related expenses, contractor and consulting fees, legal fees, supplies and materials, as well as overhead, such as depreciation and facility costs. Product development costs are expensed as they are incurred.

Product development expenses were $0.4 million for the third quarter of 2020, a $0.2 million increase compared to $0.2 million for the third quarter of 2019. The increase is mainly related to payroll expense and product testing.

Product development expenses were $1.0 million for the first nine months of 2020, which is flat as compared to $1.0 million for the first nine months of 2019.

Selling, general and administrative

Selling, general and administrative expenses were $2.0 million for the third quarter of 2020, compared to $1.7 million for the third quarter of 2019. The primary driver of the increase in selling, general and administrative expenses is an increase in payroll due to our growth initiatives that expanded our staff.

Selling, general and administrative expenses were $6.0 million for the first nine months of 2020, compared to $5.5 million for the first nine months of 2019. The increase is primarily due to an increase in payroll, partly offset by a decrease in stock-based compensation.

Restructuring

For the three and nine months ended September 30, 2020, we recorded restructuring credits totaling approximately $16 thousand and $44 thousand, respectively, and for the three and nine months ended September 30, 2019, we recorded restructuring credits and charges totaling approximately $19 thousand and $243 thousand, respectively, related to the cost and offsetting sub-lease income for the remaining lease obligations for the former New York, New York and Arlington, Virginia offices. For additional information regarding the restructuring actions taken in 2017 and 2019, please refer to Note 3, “Restructuring,” included under Item 8, “Financial Statements and Supplementary Data,” of our 2019 Annual Report.

During the three and nine months ended September 30, 2020, we recorded no restructuring-related severance and related benefits charges and during the first half of 2019, we recorded severance and related benefits charges of $0.2 million with no material restructuring charges recorded during the third quarter of 2019.

Interest expense

Interest expense was $124 thousand for the third quarter of 2020, compared to interest expense of $67 thousand for the third quarter of 2019. The increase in interest expense of $57 thousand was partially a result of increased amortization of the debt financing costs of $31 thousand in the third quarter of 2020 over the third quarter 2019. The remaining increase is primarily due to interest expense related to the Iliad Note and the New Credit Facilities. The actual cash interest paid in the third quarter of 2020 was $40 thousand compared to $24 thousand in the third quarter of 2019.

Interest expense was $344 thousand for the first nine months of 2020, compared to interest expense of $136 thousand for the first nine months of 2019. The increase in interest expense of $208 thousand was partially a result of increased amortization of the debt financing costs of $90 thousand in the first nine months of 2020 over the first nine months of 2019. The remaining increase is primarily due to interest expense related to the Iliad Note as well as the New Credit Facilities. The actual cash interest paid for the nine months ended September 30, 2020 was $125 thousand compared to $68 thousand for the nine months ended September 30, 2019.

Loss on extinguishment of debt

A loss of $159 thousand on the extinguishment of our former revolving line of credit with Austin Financial Services, Inc. (the “Austin Credit Facility”) was recognized during the three and nine months ended September 30, 2020, consisting of a $100 thousand termination fee and the write-off of the remaining related debt acquisition costs of $59 thousand.

Loss from change in fair value of warrants

A loss of $2.3 million was recognized during the nine months ended September 30, 2020 for the market value change in our warrant liabilities. The loss recognized in the first nine months of 2020 was a result of the revaluation of the warrant liability using the market price of the Company’s common stock at September 30, 2020 versus the market price of the Company’s common stock at the time of initial issuance of the warrants (January 13, 2020).

Other expenses

Other expenses were $25 thousand for the third quarter of 2020, compared to other expenses of $46 thousand for the third quarter of 2019. Other expenses were $67 thousand for the nine months ended September 30, 2020 compared to other expenses of $144 thousand for the nine months ended September 30, 2019. Other expenses are mainly comprised of bank and collateral management fees.

Provision for income taxes

Due to the operating losses incurred during the three and nine months ended September 30, 2020 and 2019, and after application of the annual limitation set forth under Section 382 of the Internal Revenue Code of 1986, as amended, it was not necessary to record a provision for U.S. federal income tax or various state income taxes as income tax benefits are fully offset by a valuation allowance recorded. The Company recorded a 2019 provision to return benefit of $2 thousand for various state income tax returns filed during the period ended September 30, 2020.

Net loss

For the three months ended September 30, 2020, our net loss was $1.2 million, compared to a net loss of $0.9 million for the three months ended September 30, 2019. Despite an increase in net sales of $3.0 million, the increase in the net loss was primarily driven by increases in (i) overall cost of sales of $2.7 million; (ii) product development costs of $210 thousand; (iii) selling, general and administrative costs of $314 thousand; and (iv) interest expense and loss upon extinguishment of debt of $216 thousand. These factors are discussed in detail above.

For the nine months ended September 30, 2020, our net loss of $6.0 million was flat as compared to a net loss of $6.1 million for the nine months ended September 30, 2019. The net loss for the nine months ended September 30, 2020 included a loss of $2.3 million driven by the change in the warrant liability fair value from inception at January 13, 2020.

Financial condition

At September 30, 2020, we had $2.6 million in cash, which excludes $0.3 million of restricted cash held, and a total of $3.0 million of debt, including $1.1 million outstanding under our Inventory Facility, $0.9 million outstanding under our

Receivables Facility, $0.2 million aggregate principal amount outstanding under the Iliad Note and an $0.8 million PPP loan. In addition, at September 30, 2020, we had $2.9 million of warrant liabilities. At September 30, 2020, we had additional availability for us to borrow of $1.1 million under the Inventory Facility and $1.2 million under the Receivables Facility. We have historically incurred substantial losses, and as of September 30, 2020, we had an accumulated deficit of $130.9 million. Additionally, our sales have been concentrated among a few major customers and for the nine months ended September 30, 2020, two customers accounted for approximately 66% of net sales.

As a result of the restructuring actions and initiatives described above, we have reduced our operating expenses to be more commensurate with our sales volumes. However, we continue to incur losses and have a substantial accumulated deficit, and substantial doubt about our ability to continue as a going concern continues to exist at September 30, 2020.

Since the executive transition on April 1, 2019, we have continued to evaluate and assess strategic options as we seek to achieve profitability. We plan to achieve profitability through growing our sales by continuing to execute on our multi-channel sales strategy that targets key verticals, such as government, healthcare, education, and commercial and industrial, complemented by our marketing outreach campaigns and expanding channel partnerships. We also plan to continue to develop advanced lighting and lighting control technologies and introduce impactful new products such as EnFocus™, a breakthrough lighting control platform we officially launched during the second quarter of 2020. In addition, during the third quarter of 2020, we developed advanced UVCD products for both consumer, as well as commercial and industrial, markets.

We continue to apply rigorous and financial discipline in our organizational structure, business processes and policies, strategic sourcing activities and supply chain practices to help accelerate our path towards profitability.

As described in Note 9, “Stockholders’ Equity,” included under Part I, Item 1, “Financial Statements,” of this Quarterly Report, in January 2020, we also raised approximately $2.3 million of net proceeds upon the issuance of common stock and warrants as part of the registered direct offering for the sale 688,360 shares of our common stock to certain institutional investors as well as the sale of warrants to the same institutional investors and the placement agent, to purchase up to 688,360 and 48,185 shares, respectively, of common stock (the “January 2020 Equity Offering”). Additionally, we have entered into the New Credit Facilities as described in Note 7, “Debt,” which allow for expanded borrowing capacity.

The restructuring and cost cutting initiatives implemented during 2019, as well as the January 2020 Equity Offering that significantly strengthened our balance sheet, were designed to allow us to effectively execute these strategies. However, our efforts may not occur as quickly as we envision or be successful due to the long sales cycle in our industry, the corresponding time required to ramp up sales from new products and markets into this sales cycle, the timing of introductions of additional new products, significant competition, potential sales volatility given our customer concentration, and the recent and lingering economic impact from the COVID-19 pandemic, among other factors. As a result, we will continue to review and pursue selected external funding sources to ensure adequate financial resources to execute across the timelines required to achieve these objectives including, but not limited to, the following:

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

There can be no assurance that we will obtain funding on acceptable terms, in a timely fashion, or at all. Obtaining additional funding contains risks, including:

•additional equity financing may not be available to us on satisfactory terms, and any equity we are able to issue could lead to dilution for current stockholders and have rights, preferences and privileges senior to our common stock;
•loans or other debt instruments may have terms and/or conditions, such as interest rate, restrictive covenants, conversion features, refinancing demands, and control or revocation provisions, which are not acceptable to management or our board of directors; and
•the current environment in the capital markets combined with our capital constraints may prevent us from being able to obtain adequate debt financing.

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

Considering both quantitative and qualitative information, we continue to believe that the combination of our plans to obtain additional external funding, timely re-organizational actions, current financial position, liquid resources, obligations due or anticipated within the next year, development and implementation of an excess inventory reduction plan, application and successful acquisition of a Paycheck Protection Program (“PPP”) loan during April 2020, plans and initiatives in our research and development, product development and sales and marketing, and development of potential channel partnerships, if adequately executed, will provide us with an ability to finance our operations through the next twelve months and will mitigate the substantial doubt about our ability to continue as a going concern.

On August 17, 2020, we received a letter from the Listing Qualifications staff of Nasdaq notifying us that we are no longer in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) requires listed companies to maintain stockholders’ equity of at least $2,500,000 if they do not meet the alternative compliance standards relating to the market value of listed securities or net income from continuing operations. Our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020, filed on August 13, 2020, reflected that our stockholders’ equity as of June 30, 2020 was $1,714,000. In addition, as of August 13, 2020, we did not meet the alternative compliance standards relating to the market value of listed securities or net income from continuing operations.

The notification letter had no immediate effect on the listing of our common stock on the Nasdaq Capital Market. Nasdaq provided us with 45 calendar days, or until October 1, 2020, to submit a plan to regain compliance with Nasdaq’s listing standards. On October 5, 2020, based on the Company’s timely submission of its plan, Nasdaq granted the Company an extension through February 15, 2021 to regain compliance with Rule 5550(b)(1), subject to the Company complying with certain terms of the extension.

Liquidity and capital resources

Cash

At September 30, 2020, our cash balance was approximately $2.6 million, compared to approximately $0.4 million at December 31, 2019. The balance at each of September 30, 2020 and December 31, 2019 excluded restricted cash of $0.3 million for a letter of credit requirement under a lease obligation.

The following summarizes cash flows from operating, investing, and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows included in Part I, Item 1, “Financial Statements,” of this Quarterly Report (in thousands):

	Nine months ended September 30,
	2020	2019
Net cash used in operating activities	$(1,583)	$(6,329)

Net cash used in investing activities	$(171)	$(57)

Net cash provided by financing activities	$3,978	$686

Net cash used in operating activities

Net cash used in operating activities was $1.6 million for the nine months ended September 30, 2020. The net loss was $6.0 million and was adjusted for non-cash items, including depreciation and amortization, stock-based compensation, change in fair value of warrant liabilities, provisions for inventory, warranty and accounts receivable reserves and working capital changes. During the nine months ended September 30, 2020, we generated $1.8 million in cash for accounts payable due to the timing of inventory receipts and payments, and $1.1 million for inventories primarily due to the timing of inventory receipts, and we used $0.5 million of prepaid and other assets due to prepaid deposits to our contract manufacturers for inventory for the new EnFocus™ platform. During the nine months ended September 30, 2020, we used cash of $1.1 million through the timing of collection of accounts receivable.

For the nine months ended September 30, 2019, net cash used in operating activities was $6.3 million, and resulted primarily from the net loss incurred of $6.1 million, adjusted for non-cash items, including depreciation, stock-based compensation, and provisions for inventory and warranty reserves, and working capital changes. During the nine months ended September 30, 2019, we used $2.3 million in cash for accounts payable, primarily due to the timing of inventory receipts and payments, and $0.4 million through a decrease in accounts receivable, due to the higher shipments in the first nine months of 2019 as compared to December 2018. In addition, prepaid and other assets decreased by $0.4 million as the inventory for which we paid deposits to our contract manufacturers in prior quarters was received in the first quarter of 2019.

Net cash used in investing activities

Net cash used in investing activities was $171 thousand for the nine months ended September 30, 2020 and resulted primarily from the purchase of software and tooling to support production operations, as well as development of the e-commerce platform.

For the nine months ended September 30, 2019, net cash used in investing activities was $57 thousand and resulted primarily from the purchase of tooling to support production operations.

Net cash provided by financing activities

Net cash provided by financing activities during the nine months ended September 30, 2020 was $4.0 million, primarily resulting from the $2.7 million in proceeds received from the January 2020 Equity Offering, partially offset by $0.5 million in offering costs. Investors in the January 2020 Equity Offering received warrants to purchase shares of our common stock, of which warrants to purchase an aggregate of 539,152 shares remain outstanding at September 30, 2020 with a weighted average exercise price of $3.50 per share. The exercise of warrants could provide us with cash proceeds of up to $1.9 million in the aggregate. During the nine months ended September 30, 2020, 197,394 warrants were exercised resulting in $0.7 million in proceeds.

During the nine months ended September 30, 2020, we received $0.8 million in proceeds from the PPP loan, $1.2 million from borrowings under the Inventory Facility and $1.0 million from borrowings under the Receivables Facility and paid $0.7 million, net, on the Austin Credit Facility. Also during the nine months ended September 30, 2020, we paid $0.2 million in deferred financing fees on the Inventory and Receivables Facilities combined. On August 11, 2020, we paid the outstanding balance of $1.4 million to close out our former Austin Credit Facility, which included a $100 thousand termination fee.

During the nine months ended September 30, 2020, we repaid $1.0 million aggregate principal amount under the Iliad Note, which included a mandatory repayment pursuant to the terms of the Iliad Note in connection with the issuance of common stock in the January 2020 Equity Offering, of which $0.2 million was allocated against principal. At September 30, 2020, we had additional availability for us to borrow of $1.1 million under the Inventory Facility and $1.2 million under the Receivables Facility.

Net cash provided by financing activities during the nine months ended September 30, 2019 was $0.7 million, primarily resulting from the $1.7 million in proceeds we received for the subordinated convertible notes we issued on March 29, 2019, partially offset by net repayments of $0.9 million on borrowings under the Austin Credit Facility we entered into on December 11, 2018. In addition, we used approximately $0.1 million to issue and immediately repurchase our stock for employee tax withholding related to restricted stock unit vesting during the period.

Contractual obligations

As of September 30, 2020, we had approximately $9.8 million in outstanding purchase commitments for inventory. Of this amount, approximately $3.8 million is expected to ship in the fourth quarter of 2020, with the balance expected to ship in the first quarter of 2021 and thereafter.

There have been no other material changes to our contractual obligations as compared to those included in our 2019 Annual Report.

Critical accounting policies

Fair value of warrant liabilities

The estimated fair value of warrants accounted for as liabilities, representing a Level 3 fair value measure, was determined on the issuance date and subsequently marked to market at each financial reporting date. We use the Black-Scholes valuation model to value the warrant liabilities at fair value. The fair value is estimated using the expected volatility based on our historical volatility and is determined using probability weighted average assumptions, when appropriate.

There have been no other material changes to our critical accounting policies as compared to those included in our 2019 Annual Report.

Certain risks and concentrations

We have certain customers whose net sales individually represented 10% or more of our total net sales, or whose net trade accounts receivable balance individually represented 10% or more of our total net trade accounts receivable; we have certain suppliers, which individually represent 10% or more of our total purchases, or whose trade accounts payable balance individually represented 10% or more of our total trade accounts payable balance, as follows:

For the three months ended September 30, 2020, sales to our primary distributor for the U.S. Navy and a regional commercial lighting retrofit company accounted for approximately 67% and 12% of net sales, respectively. When sales to our primary distributor for the U.S. Navy are combined with sales to shipbuilders for the U.S. Navy, total net sales of products for the U.S. Navy comprised approximately 68% of net sales for the same period. For the three months ended September 30, 2019, sales to our primary distributor for the U.S. Navy, a regional commercial lighting retrofit company and a global healthcare provider accounted for approximately 27%, 14%, and 15% of net sales, respectively. When sales to our primary distributor for the U.S. Navy are combined with sales to a shipbuilder for the U.S. Navy, total net sales of products for the U.S. Navy comprised approximately 30% of net sales for the same period.

For the nine months ended September 30, 2020, sales to our primary distributor for the U.S. Navy and a regional commercial lighting retrofit company accounted for approximately 52% and 14% of net sales, respectively. When sales to our primary distributor for the U.S. Navy are combined with sales to shipbuilders for the U.S. Navy, total net sales of products for the U.S. Navy comprised approximately 58% of net sales for the same period. For the nine months ended September 30, 2019, sales to our primary distributor for the U.S. Navy and a regional commercial lighting retrofit company accounted for approximately 20% and 23% of net sales, respectively, for the same period. When sales to our primary distributor for the U.S. Navy are combined with sales to a shipbuilder for the U.S. Navy, total net sales of products for the U.S. Navy comprised approximately 27% of net sales for the same period.

Our primary distributor for the U.S. Navy accounted for approximately 73% and 10% of net trade accounts receivable, respectively, at September 30, 2020 and December 31, 2019. A large regional retrofit company accounted for 41% of our net trade accounts receivable at December 31, 2019.

Two offshore suppliers accounted for approximately 25% and 20%, respectively, of our total expenditures for the three months ended September 30, 2020. These same two suppliers accounted for approximately 19% and 14%, respectively, of our total expenditures for the nine months ended September 30, 2020. At September 30, 2020, these offshore suppliers accounted for approximately 24% and 35% of our trade accounts payable balance.

For the three and nine months ended September 30, 2019, one offshore supplier accounted for approximately 18% and 20% total purchases, respectively. This same offshore supplier accounted for approximately, 36.7% of our trade accounts payable balance at September 30, 2019. One domestic supplier accounted for approximately 16% of our trade accounts payable balance at September 30, 2019.

Recent accounting pronouncements

For information on recent accounting pronouncements, please refer to Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” included under Part I, Item 1, “Financial Statements,” of this Quarterly Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures
We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, our management must evaluate, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as of September 30, 2020, the end of the period covered by this report. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, did evaluate the effectiveness of our disclosure controls and procedures as of the end of period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020.

Changes in internal control over financial reporting

During the quarterly period covered by this report, there have not been any changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2020, we were not involved in any material legal proceedings.

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

3.11	Certificate of Amendment of Certificate of Incorporation, dated June 11, 2020 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 11, 2020).

3.12	Bylaws of Energy Focus, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 18, 2020).

3.13
Certificate of Ownership and Merger, Merging Energy Focus, Inc., a Delaware corporation, into Fiberstars, Inc., a Delaware corporation, filed with the Secretary of State of the State of Delaware on May 4, 2007 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2007).

10.1
Loan and Security Agreement, dated as of August 11, 2020, by and between the Company and Crossroads Financial Group, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2020).

10.2#
Loan and Security Agreement, dated as of August 11, 2020, by and between the Company and Factors Southwest L.L.C (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2020).

10.3	Energy Focus, Inc. 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 22, 2020).

10.4
Energy Focus, Inc. 2020 Stock Incentive Plan - Form of Restricted Stock Unit Award Agreement for Employees (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 22, 2020).

10.5
Energy Focus, Inc. 2020 Stock Incentive Plan - Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on September 22, 2020).

10.6
Energy Focus, Inc. 2020 Stock Incentive Plan - Form of Nonqualified Stock Option Agreement for Employees (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on September 22, 2020).

10.7
Energy Focus, Inc. 2020 Stock Incentive Plan - Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on September 22, 2020).

31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101
The following financial information from our Quarterly Report for the quarter ended September 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2020 and December 31, 2019, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2020 and 2019, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2020 and 2019, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019, and (vi) the Notes to Condensed Consolidated Financial Statements.

*104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*    Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.
+     Filed herewith.
++ This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act or the Exchange Act.
# Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGY FOCUS, INC.

Date:	November 12, 2020	By:	/s/ James Tu
James Tu
Executive Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	November 12, 2020	By:	/s/ Tod A. Nestor
Tod A. Nestor
President and Chief Financial Officer
(Principal Financial and Accounting Officer)