Form 10-Q
period 2021-03-31
ENERGY FOCUS, INC/DE
filed 2021-05-13
CIK 924168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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

The number of outstanding shares of the registrant’s common stock, $0.0001 par value, as of May 10, 2021 was 4,027,271.

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

We believe that important factors that could cause our actual results to differ materially from forward-looking statements include, but are not limited to, the risks and uncertainties outlined under “Risk Factors” under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 and other matters described in this Quarterly Report and our other filings with the Securities and Exchange Commission generally. Some of these factors include:

•disruptions and a slowing in the U.S. and global economy and business interruptions experienced by us, our customers and our suppliers as a result of the coronavirus (“COVID-19”) pandemic and related impacts on travel, trade and business operations;
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
•our ability to attract, develop and retain qualified personnel, and to do so in a timely manner;
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

ITEM 1. FINANCIAL STATEMENTS
ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash	$548	$1,836
Trade accounts receivable, less allowances of $14 and $8, respectively	1,492	2,021
Inventories, net	7,515	5,641
Short-term deposits	784	796
Prepaid and other current assets	778	782
Total current assets	11,117	11,076

Property and equipment, net	482	420
Operating lease, right-of-use asset	676	794
Restructured lease, right-of-use asset	54	107
Total assets	$12,329	$12,397

LIABILITIES
Current liabilities:
Accounts payable	$3,437	$2,477
Accrued liabilities	177	45
Accrued legal and professional fees	19	149
Accrued payroll and related benefits	787	885
Accrued sales commissions	29	95
Accrued restructuring	5	11
Accrued warranty reserve	239	227
Deferred revenue	73	72
Operating lease liabilities	609	598
Restructured lease liabilities	85	168
Finance lease liabilities	3	3
PPP loan	—	529
Credit line borrowings, net of loan origination fees	3,416	2,298
Total current liabilities	8,879	7,557
(continued on the next page)

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2021	December 31, 2020
	(Unaudited)
Operating lease liabilities, net of current portion	172	318
Finance lease liabilities, net of current portion	—	1
PPP loan, net of current maturities	—	266
Total liabilities	9,051	8,142

STOCKHOLDERS' EQUITY
Preferred stock, par value $0.0001 per share:
Authorized: 5,000,000 shares (3,300,000 designated as Series A Convertible Preferred Stock) at March 31, 2021 and December 31, 2020
Issued and outstanding: 2,597,470 at March 31, 2021 and December 31, 2020	—	—
Common stock, par value $0.0001 per share:
Authorized: 50,000,000 shares at March 31, 2021 and December 31, 2020
Issued and outstanding: 3,682,816 at March 31, 2021 and 3,525,374 at December 31, 2020	—	—
Additional paid-in capital	135,778	135,113
Accumulated other comprehensive loss	(3)	(3)
Accumulated deficit	(132,497)	(130,855)
Total stockholders' equity	3,278	4,255
Total liabilities and stockholders' equity	$12,329	$12,397

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2021	2020
Net sales	$2,637	$3,783
Cost of sales	2,084	2,751
Gross profit	553	1,032

Operating expenses:
Product development	653	282
Selling, general, and administrative	2,218	2,027
Restructuring	(19)	(14)
Total operating expenses	2,852	2,295
Loss from operations	(2,299)	(1,263)

Other expenses (income):
Interest expense	127	133
Gain on forgiveness of PPP loan	(801)	—
Gain from change in fair value of warrants	—	(873)
Other expenses	17	18
Net loss	$(1,642)	$(541)

Net loss per common share - basic and diluted
Net loss	$(0.45)	$(0.18)

Weighted average shares of common stock outstanding:
Basic and diluted *	3,612	3,086
* Shares outstanding for prior periods have been restated for the 1-for-5 reverse stock split effective June 11, 2020.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three months ended March 31,
	2021	2020
Net loss	$(1,642)	$(541)

Other comprehensive income:
Foreign currency translation adjustments	—	—
Comprehensive loss	$(1,642)	$(541)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares*	Amount

Balance at December 31, 2020	2,597	$—	3,525	$—	$135,113	$(3)	$(130,855)	$4,255
Issuance of common stock under employee stock option and stock purchase plans	—	—	1	—	—	—	—	—
Issuance of common stock upon the exercise of warrants	—	—	156	—	527	—	—	527
Common stock withheld in lieu of income tax withholding on vesting of restricted stock units	—	—	—	—	(2)	—	—	(2)
Stock-based compensation	—	—	—	—	140	—	—	140
Net loss for the three months ended March 31, 2021	—	—	—	—	—	—	(1,642)	(1,642)
Balance at March 31, 2021	2,597	$—	3,682	$—	$135,778	$(3)	$(132,497)	$3,278

	Preferred Stock		Common Stock			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit		Total Stockholders' Equity
	Shares	Amount	Shares*	Amount

Balance at December 31, 2019	—	$—	2,486	$—	128873000	$128,873	$(3)	$(124,874)	-124874000	$3,996
Issuance of common stock under employee stock option and stock purchase plans	—	—	5	—		—	—	—		—
Issuance of common stock and warrants	—	—	688	—		2,749	—	—		2,749
Offering costs on issuance of common stock and warrants	—	—	—	—		(474)	—	—		(474)
Warrant liability	—	—	—	—		(1,636)	—	—		(1,636)
Conversion of notes to preferred stock	2,709	—	—	—		1,769	—	—		1,769
Stock-based compensation	—	—	—	—		20	—	—		20
Net loss for the three months ended March 31, 2020	—	—	—	—		—	—	(541)		(541)
Balance at March 31, 2020	2,709	$—	3,179	$—		$131,301	$(3)	$(125,415)		$5,883

*Shares outstanding for prior periods have been restated for the 1-for-5 reverse stock split effective June 11, 2020.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(1,642)	$(541)
Adjustments to reconcile net loss to net cash used in (provided by) operating activities:
Gain on forgiveness of PPP loan	(801)	—
Depreciation	47	46
Stock-based compensation	140	20
Change in fair value of warrant liabilities	—	(873)
Provision for doubtful accounts receivable	6	(12)
Provision for slow-moving and obsolete inventories	89	(78)
Provision for warranties	12	44
Amortization of loan discounts and origination fees	38	38
Changes in operating assets and liabilities (Sources / (Uses) of cash):
Accounts receivable	532	445
Inventories	(1,963)	1,546
Short-term deposits	12	(240)
Prepaid and other assets	4	53
Accounts payable	951	(152)
Accrued and other liabilities	(209)	222
Deferred revenue	1	(14)
Total adjustments	(1,141)	1,045
Net cash (used in) provided by operating activities	(2,783)	504
Cash flows from investing activities:
Acquisitions of property and equipment	(109)	(47)
Net cash used in investing activities	(109)	(47)
(continued on next page)

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended March 31,
	2021	2020
Cash flows from financing activities (Sources / (Uses) of cash):
Proceeds from the issuance of common stock and warrants	—	2,750
Proceeds from the exercise of warrants	527	—
Offering costs paid on the issuance of common stock and warrants	—	(474)
Principal payments under finance lease obligations	(1)	(1)
Common stock withheld in lieu of income tax withholding on vesting of restricted stock units	(2)	—
Payments on the Iliad Note	—	(226)
Net proceeds from credit line borrowings - AFS	—	55
Net proceeds from credit line borrowings - Credit Facilities	1,080	—
Net cash provided by financing activities	1,604	2,104

Net (decrease) increase in cash and restricted cash	(1,288)	2,561
Cash and restricted cash, beginning of period	2,178	692
Cash and restricted cash, end of period	$890	$3,253

Classification of cash and restricted cash:
Cash	$548	$2,911
Restricted cash held in other assets	342	342
Cash and restricted cash	$890	$3,253

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

NOTE 1. NATURE OF OPERATIONS

Energy Focus, Inc. engages primarily in the design, development, manufacturing, marketing and sale of energy-efficient lighting systems and controls and recently announced development of ultraviolet-C light disinfection (“UVCD”) products. We develop, market and sell high quality light-emitting diode (“LED”) lighting products and UVCD products and controls in the commercial market and military maritime market (“MMM”). Our mission is to enable our customers to run their facilities and offices with greater energy efficiency, productivity, and human health through advanced LED retrofit and UVCD solutions. Our goal is to be the LED and human-centric lighting (“HCL”) technology and market leader for the most demanding applications where performance, quality, value (high quality at an affordable price), environmental impact and health are considered paramount. We specialize in LED lighting retrofit by replacing fluorescent, high-intensity discharge lighting and other types of lamps in institutional buildings for primarily indoor lighting applications with our innovative, high-quality commercial and military tubular LED (“TLED”), as well as other LED and lighting control products. On October 14, 2020, we also announced the launch of our UVCD product portfolio which is being brought to market in 2021.

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

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The significant accounting policies of our Company, which are summarized below, are consistent with accounting principles generally accepted in the United States (“U.S. GAAP”) and reflect practices appropriate to the business in which we operate. Unless indicated otherwise, the information in the Notes to the Consolidated Financial Statements relates to our operations.

We have prepared the accompanying financial data for the three months ended March 31, 2021 and 2020 pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The accompanying financial data and information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Annual Report”). The Condensed Consolidated Balance Sheet as of December 31, 2020 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly our Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020, Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2021 and 2020, Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2021 and 2020, and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
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

For the three months ended March 31, 2021, sales to our primary distributor for the U.S. Navy and a regional commercial lighting retrofit company accounted for approximately 50% and 11% of net sales, respectively. When sales to our primary distributor for the U.S. Navy are combined with sales to shipbuilders for the U.S. Navy, total net sales of products for the U.S. Navy comprised approximately 57% of net sales for the same period. For the three months ended March 31, 2020, sales to our primary distributor for the U.S. Navy and a regional commercial lighting retrofit company accounted for approximately 38% and 15% of net sales, respectively. When sales to our primary distributor for the U.S. Navy are combined with sales to shipbuilders for the U.S. Navy, total net sales of products for the U.S. Navy comprised approximately 46% of net sales for the same period.

Our primary distributor for the U.S. Navy and a regional commercial lighting retrofit company accounted for approximately 45% and 16% of net trade accounts receivable, respectively, at March 31, 2021. At December 31, 2020, our primary distributor to the U.S. Navy accounted for 28% of our net trade accounts receivable and a shipbuilder for the U.S. Navy accounted for 21% of our net trade accounts receivable.

One offshore supplier accounted for approximately 26% and 22%, respectively, of our total expenditures for the three months ended March 31, 2021 and March 31, 2020. At March 31, 2021, this same offshore supplier and one domestic supplier accounted for approximately 39% and 10% of our trade accounts payable balance, respectively. At December 31, 2020 this same offshore supplier accounted for approximately 44% of our trade accounts payable balance.

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

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
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

The following table provides a disaggregation of product net sales for the periods presented (in thousands):

	Three months ended March 31,
	2021	2020
Net sales:
Commercial	$913	$1,736
MMM products	1,724	2,047
Total net sales	$2,637	$3,783

Accounts Receivable

Our trade accounts receivable consist of amounts billed to and currently due from customers. Our customers are currently concentrated in the United States. In the normal course of business, we extend unsecured credit to our customers related to the sale of our products. Credit is extended to customers based on an evaluation of the customer’s financial condition and the amounts due are stated at their estimated net realizable value. We utilize an account receivable insurance program with a high credit worthy insurance company where we have the large majority of the accounts receivable insured with a portion of self-retention. This third party also provides creditworthiness ratings and metrics that significantly assist us in evaluating the creditworthiness of both existing and new customers. We maintain allowances for sales returns and doubtful accounts receivable to provide for the estimated number of accounts receivable that will not be collected. The allowance is based on an assessment of customer creditworthiness and historical payment experience, the age of outstanding receivables, and performance guarantees to the extent applicable. Past due amounts are written off when our internal collection efforts have been unsuccessful, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. We do not generally require collateral from our customers.

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

Geographic information

All of our long-lived fixed assets are located in the United States. Sales attributable to customers outside the United States for both the three months ended March 31, 2021, and three months ended March 31, 2020, were less than 1%. The geographic location of our net sales is derived from the destination to which we ship the product.

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

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
The following table presents a reconciliation of basic and diluted loss per share computations (in thousands):

	Three months ended March 31,
	2021	2020
Numerator:
Net loss	$(1,642)	$(541)

Denominator:
Basic weighted average shares of common stock outstanding *	3,612	3,086
* Shares outstanding for prior periods have been restated for the 1-for-5 stock split effective June 11, 2020.

As a result of the net loss we incurred for the three months ended March 31, 2021, options, restricted share units, warrants and convertible securities representing approximately 79 thousand, 2 thousand, 106 thousand and 519 thousand shares of common stock, respectively, were excluded from the basic loss per share calculation, because their inclusion would have been anti-dilutive.

As a result of the net loss we incurred for the three months ended March 31, 2020, options and restricted share units representing approximately 0.3 thousand and 1 thousand shares of common stock, respectively, and convertible securities representing approximately 452 thousand shares of common stock were excluded from the basic loss per share calculation as their inclusion would have been anti-dilutive.

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

The following table summarizes warranty activity for the periods presented (in thousands):

	Three months ended March 31,
	2021	2020
Balance at beginning of period	$227	$195
Warranty accruals for current period sales	17	7
Adjustments to existing warranties	14	44
In kind settlements made during the period	(19)	(6)
Accrued warranty reserve at end of period	$239	$240

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
Financial Instruments

In January 2020, we completed a registered direct offering for the sale of 688,360 shares of our common stock to certain institutional investors, at a purchase price of $3.37 per share. We also sold, to the same institutional investors, warrants to purchase up to 688,360 shares of common stock at an exercise price of $3.37 per share in a concurrent private placement for a purchase price of $0.625 per warrant. We paid the placement agent commissions of $193 thousand plus $50 thousand in expenses in connection with the registered direct offering and the concurrent private placement and we also paid legal, accounting and other fees of $231 thousand related to the offering. Total offering costs of $510 thousand have been presented as a reduction of additional paid-in capital and have been netted within equity in the Condensed Consolidated Balance Sheet as of December 31, 2020. In addition, we issued warrants to the placement agent to purchase up to 48,185 shares of common stock at an exercise price of $4.99 per share. Net proceeds to us from the sale of common stock and warrants (the “January 2020 Equity Offering”) were approximately $2.3 million. In accordance with the terms of the Iliad Note (as defined below in Note 7, “Debt”), 10% of the gross proceeds from the January 2020 Equity Offering ($275 thousand) were used to make payments on the Iliad Note, of which $226 thousand went towards the outstanding principal amount and the balance to interest.

Warrants to purchase an aggregate of 310,860 shares remain outstanding at March 31, 2021 with a weighted average exercise price of $3.59 per share. The exercise of warrants could provide us with cash proceeds of up to $1.1 million in the aggregate. During the three months ended March 31, 2021, 156,446 warrants were exercised resulting in total proceeds of $527 thousand.

Due to a potential cash settlement upon occurrence of a fundamental transaction within the warrant agreement, the warrants were initially classified as liabilities, as opposed to equity, and were recorded at their fair values at each balance sheet date for the first three quarters of 2020. During December 2020, the warrant holders agreed to a modification of the terms of their warrants which removed the potential cash settlement option upon the occurrence of a fundamental transaction. As such, during the fourth quarter of 2020, the warrant liability was reclassified into equity and the warrants are no longer subject to re-measurement at each balance sheet date. Please also refer to Note 9, “Stockholders’ Equity”.

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

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
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

The following inputs were used at March 31, 2020:

	Expected	Risk-Free	Expected
	Volatility	Interest Rate	Life
Warrants with greater than one-year remaining term	97.05%	0.34% - 0.36%	4.29 - 4.79 years

A roll-forward of fair value measurements using significant unobservable inputs (Level 3) for the warrants is as follows (in thousands):

Three months ended March 31, 2020
Balance January 1, 2020	$—
Issuance of warrants, January 2020	1,636
Gain from change in fair value of warrants	(873)
Balance March 31, 2020	$763

NOTE 3. RESTRUCTURING

For the three months ended March 31, 2021 and March 31, 2020, we recorded net restructuring credits of approximately $19 thousand and $14 thousand, respectively, related to the costs and offsetting sub-lease income and accretion expense for the remaining lease obligation for our former New York, New York office. For additional information regarding the restructuring actions taken as part of the restructuring plans, please refer to Note 3, “Restructuring,” included under Item 8, “Financial Statements and Supplementary Data,” of our 2020 Annual Report.

Our restructuring liabilities consist of estimated ongoing costs related to long-term operating lease obligations, which the Company exited. The recorded value of the ongoing lease obligations is based on the remaining lease term and payment amount, discounted to present value. Changes in subsequent periods resulting from a revision to either the timing or the amount of estimated cash flows over the future period are measured using the credit adjusted, risk free rate that was used to measure the restructuring liabilities initially. Please also refer to Note 6, “Leases”.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
The following is a reconciliation of the beginning and ending balances of our restructuring liability as it relates to the restructuring plans (in thousands):

	2021	2020
Balance at December 31, 2020 and 2019	$11	$38
Accretion of lease obligations	—	1
Payments	(6)	(8)
Balance at March 31, 2021 and 2020	$5	$31

The following is a reconciliation of the ending balance of our restructuring liability at March 31, 2021 to the balance sheet:

	2021	2020
Balance at March 31, 2021 and 2020	$5	$31
Less, short-term restructuring liability	5	24
Long-term restructuring liability, included in other liabilities	$—	$7

As a result of the restructuring actions and initiatives described above, we have reduced our operating expenses to be more commensurate with our sales volumes. However, we continue to incur losses and have a substantial accumulated deficit, and substantial doubt about our ability to continue as a going concern continues to exist at March 31, 2021.

Throughout 2020, as well as the first quarter 2021, we have continued to evaluate and assess strategic options as we seek to achieve profitability. We plan to achieve profitability through growing our sales by continuing to execute on our multi-channel sales strategy that targets key verticals, such as government, healthcare, education, and commercial and industrial, complemented by our marketing outreach campaigns and expanding channel partnerships. We also plan to continue to develop and launch advanced lighting and lighting control technologies and introduce impactful new products such as EnFocus™, a breakthrough lighting control platform we officially launched during the second quarter of 2020. In addition, during the last quarter of 2020, we announced newly developed UVCD products for both consumer, as well as commercial and industrial markets, that are expected to be available in the third quarter of 2021.

As described in Note 9, “Stockholders’ Equity,” we also raised approximately $2.3 million of net proceeds upon the issuance of common stock and warrants in connection with the January 2020 Equity Offering. Additionally, in August 2020, we entered into two new revolving credit facilities as described in Note 7, “Debt,” which allow for expanded borrowing capacity, which capacity was further increased by an April 20, 2021 amendment to one of the facilities. See Note 11, “Subsequent Events”.

The restructuring and cost cutting initiatives implemented during 2020, as well as the January 2020 Equity Offering that significantly strengthened our balance sheet, the PPP loan we obtained in April 2020 and our enhanced debt capacity due to the debt refinancing in August 2020 and capacity increase and additional bridge financing in April 2021, were designed to allow us to effectively execute these strategies. However, our efforts may not occur as quickly as we envision or be successful due to the long sales cycle in our industry, the corresponding time required to ramp up sales from new products and markets into this sales cycle, the timing of introductions of additional new products, significant competition, potential sales volatility given our customer concentration, and the recent and lingering economic impact from the COVID-19 pandemic that had significantly diminished the interest and activities for lighting retrofit projects until occupancy returns to more normal levels, among other factors. As a result, we will continue to review and pursue selected external funding sources to ensure adequate financial resources to execute across the timelines required to achieve these objectives including, but not limited to, the following:

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

There can be no assurance that we will obtain funding on acceptable terms, in a timely fashion, or at all. Obtaining additional funding contains risks, including:

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
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

Considering both quantitative and qualitative information, we continue to believe that the combination of our plans to obtain additional external funding, timely re-organizational actions, current financial position, liquid resources, obligations due or anticipated within the next year, development and implementation of an excess inventory reduction plan, plans and initiatives in our research and development, product development and sales and marketing, and development of potential channel partnerships, if adequately executed, will provide us with an ability to finance our operations through the next twelve months and will mitigate the substantial doubt about our ability to continue as a going concern.

On August 17, 2020, we received a letter from the Listing Qualifications staff (the “Staff”) of The Nasdaq Stock Market (“Nasdaq”) notifying us that we were no longer in compliance with Nasdaq Listing Rule 5550(b)(1), which requires listed companies to maintain stockholders’ equity of at least $2,500,000 if they do not meet the alternative compliance standards relating to the market value of listed securities or net income from continuing operations (the “Minimum Stockholders’ Equity Rule”). Our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020, filed on August 13, 2020, reflected that our stockholders’ equity as of June 30, 2020 was $1,714,000. In addition, as of August 13, 2020, we did not meet the alternative compliance standards relating to the market value of listed securities or net income from continuing operations. On October 5, 2020, based on our timely submission of our plan to regain compliance, Nasdaq granted us an extension through February 15, 2021 to regain compliance with the Minimum Stockholders’ Equity Rule, subject to our compliance with certain terms of the extension. In accordance with one part of the plan submitted to the Staff, we have successfully modified our outstanding warrants and are able to now classify the warrants within equity. At December 31, 2020, our stockholders’ equity was $4,255,000. On January 20, 2021, we received a letter from the Staff notifying us that, on a conditional basis, Nasdaq has determined that we have regained compliance with the Minimum Stockholders’ Equity Rule. At March 31, 2021, our stockholders’ equity was $3,278,000.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
NOTE 4. INVENTORIES

Inventories are stated at the lower of standard cost (which approximates actual cost determined using the first-in, first-out cost method) or net realizable value, and consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Raw materials	$4,373	$2,695
Finished goods	6,125	5,840
Reserves for excess, obsolete, and slow-moving inventories	(2,983)	(2,894)
Inventories, net	$7,515	$5,641

The following is a roll-forward of the reserves for excess, obsolete, and slow-moving inventories (in thousands):

	Three Months Ended March 31, 2021	Twelve months ended December 31, 2020
Beginning balance	$(2,894)	$(3,518)
Accrual	(101)	281
Reduction due to sold inventory	12	343
Reserves for excess, obsolete, and slow-moving inventories	$(2,983)	$(2,894)

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets and consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Equipment (useful life 3 to 15 years)	$1,281	$1,281
Tooling (useful life 2 to 5 years)	240	240
Vehicles (useful life 5 years)	80	47
Furniture and fixtures (useful life 5 years)	137	137
Computer software (useful life 3 years)	1,121	1,057
Leasehold improvements (the shorter of useful life or lease life)	169	169
Finance lease right-of-use asset	13	13
Projects in progress	152	140
Property and equipment at cost	3,193	3,084
Less: accumulated depreciation	(2,711)	(2,664)
Property and equipment, net	$482	$420

Depreciation expense was $47 thousand and $46 thousand for the three months ended March 31, 2021 and 2020, respectively.

NOTE 6. LEASES

The Company leases certain equipment, manufacturing, warehouse and office space under non-cancellable operating leases with expirations through 2026 under which it is responsible for related maintenance, taxes and insurance. The Company has one finance lease containing a bargain purchase option upon expiration of the lease in 2022. The lease term consists of the non-cancellable period of the lease, periods covered by options to extend the lease if the Company is reasonably certain to exercise the option, and periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise the option. As of January 21, 2021, the terms of one of these equipment operating leases has been extended through

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
2026. In accordance with Accounting Standard Codification 842, Leases (“Topic 842”), the related right-of-use asset and lease liability was updated at the time of modification in January 2021. The present value of the lease obligation for this lease was calculated using an incremental borrowing rate of 15.93%, which was the Company’s blended borrowing rate on its revolving lines of credit with Crossroads Financial Group, LLC (as described below in Note 7, “Debt”) and Factors Southwest L.L.C. (as described below in Note 7, “Debt”). The present value of the remaining lease obligation was calculated using an incremental borrowing rate of 7.25%, which was the Company’s borrowing rate on its former revolving line of credit with Austin Financial Services, Inc. (the “Austin Credit Facility”). The weighted average remaining lease term for operating, restructuring and finance leases is 1.6 years, 0.3 years, and 1.1 years, respectively.
The Company had one restructured lease with a sub-lease component for the New York, New York office that was closed in 2017. The lease expires in 2021. As part of the lease agreement, there was $0.3 million in restricted cash in other current assets on the accompanying Condensed Consolidated Balance Sheets as of both March 31, 2021 and December 31, 2020, which represents collateral against the related letter of credit issued as part of this agreement.

The restructured lease and sub-lease were deemed to be in-scope and thus subject to the requirements of Topic 842 and were evaluated for impairment in accordance with the asset impairment provisions of Accounting Standard Codification 360, Property, Plant and Equipment (“Topic 360”). The Company concluded its net right-of-use assets were not impaired and the carrying amount approximates expected sub-lease income in future years as of March 31, 2021. The Company continues to carry certain immaterial operating expenses associated with this lease as restructuring liabilities and will continue to accrete those liabilities in accordance with Accounting Standard Codification 420, Exit or Disposal Cost Obligations (“Topic 420”), as has been done since the cease use date in 2017. For additional information regarding treatment of leases please refer to Note 4, “Leases,” included under Item 8, “Financial Statements and Supplementary Data,” of our 2020 Annual Report.
Components of the operating, restructured and finance lease costs recognized in net loss for the three months ended March 31, 2021 and 2020, were as follows (in thousands):

	Three months ended March 31,
	2021	2020
Operating lease cost (income)
Sub-lease income	$(25)	$(25)
Lease cost	143	152
Operating lease cost, net	118	127

Restructured lease cost (income)
Sub-lease income	(68)	(68)
Lease cost	56	61
Restructured lease income, net	(12)	(7)

Total lease cost, net	$106	$120

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

Supplemental balance sheet information related to the Company’s operating and finance leases as of March 31, 2021 and December 31, 2020 are as follows (in thousands):

	March 31, 2021	December 31, 2020
Operating Leases
Operating lease right-of-use assets	$676	$794
Restructured lease right-of-use assets	54	107
Operating lease right-of-use assets, total	730	901

Operating lease liabilities	781	916
Restructured lease liabilities	85	168
Operating lease liabilities, total	866	1,084

Finance Leases
Property and equipment	13	13
Allowances for depreciation	(10)	(9)
Finance lease assets, net	3	4

Finance lease liabilities	3	4
Total finance lease liabilities	$3	$4

Future minimum lease payments required under operating, restructured and finance leases for each of the 12-month rolling periods below in effect at March 31, 2021 are as follows (in thousands):

	Operating Leases	Restructured Leases	Restructured Leases Sub-lease Payments	Finance Lease
April 2021 to March 2022	$621	$86	$(68)	$3
April 2022 to March 2023	175	—	—	—
April 2023 to March 2024	16	—	—	—
April 2024 to March 2025	3	—	—	—
April 2025 to March 2026	3	—	—	—
Total future undiscounted lease payments	818	86	(68)	3
Less imputed interest	(37)	(1)	—	—
Total lease obligations	$781	$85	$(68)	$3

Supplemental cash flow information related to leases for the three months ended March 31, 2021 and 2020, was as follows (in thousands):

	Three months ended March 31,
	2021	2020
Supplemental cash flow information
Cash paid, net, for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$136	$135
Operating cash flows from restructured leases	$17	$17
Financing cash flows from finance leases	$1	$1

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

NOTE 7. DEBT

Credit facilities

On August 11, 2020, we entered into two debt financing arrangements (together, the “Credit Facilities”). The first arrangement is an inventory financing facility (the “Inventory Facility”) pursuant to the Loan and Security Agreement (the “Inventory Loan Agreement”), between the Company and Crossroads Financial Group, LLC, a North Carolina limited liability company (the “IF Lender”). Borrowings under the original Inventory Facility were permitted up to the lower of (i) $3.0 million, which amount was subsequently increased to $3.5 million as described below, and (ii) a borrowing base determined from time to time based on the value of the Company’s eligible inventory, valued at 75% of inventory costs or 85% of the inventory net orderly liquidation value, less the availability reserves. The outstanding indebtedness under the Inventory Facility accrues at an annual rate equal to the greater of (i) 5.75% and (ii) 4.00% plus the three (3) month LIBOR rate and is also subject to a service fee of 1% per month. The annualized interest rate at March 31, 2021 and December 31, 2020 was 22.4% and 23.6%, respectively. The Inventory Facility’s interest and service fees combined amount is subject to a minimum monthly fee of $18 thousand. There would be no breakage fee for the Company for the Inventory Facility if the Company were to refinance it with an American Bankers Association (“ABA”) equivalent institution after August 11, 2021. The Inventory Facility is secured by substantially all of the present and future assets of the Company and is also governed by an intercreditor agreement among the Company, the IF Lender and the RF Lender (defined below). The Inventory Facility matures on August 11, 2022, subject to early termination upon 90 days’ notice and otherwise in accordance with the terms of the Inventory Loan Agreement. The term is automatically extended in successive one (1) year increments unless terminated by either party in accordance with the Inventory Loan Agreement. On April 20, 2021, the Company and the IF lender entered into an amendment to the Inventory Loan Agreement to increase the maximum amount that may be available to the Company from $3.0 million previously to $3.5 million, subject to the borrowing base as set forth in the Inventory Loan Agreement. Please also refer to Note 11, “Subsequent Events”.

The second arrangement is a receivables financing facility (the “Receivables Facility”) pursuant to the Loan and Security Agreement (the “Receivables Loan Agreement”) between the Company and Factors Southwest L.L.C. (d/b/a FSW Funding), an Arizona limited liability company (the “RF Lender”). Borrowings under the Receivables Facility are permitted up to the lower of (i) $2.5 million or (ii) a borrowing base determined from time to time based on the value of the Company’s eligible accounts receivable, valued at 90% of the face value of such accounts receivable, less availability reserves, if any. Interest on outstanding indebtedness under the Receivables Facility accrues at an annual rate equal to (i) the highest prime rate announced from time to time by the Wall Street Journal plus (ii) 2%. At March 31, 2021 and December 31, 2020, the annualized interest rate was 7.6% and 7.9%, respectively. The annualized interest rate on the collateral management fee was 6% at both March 31, 2021 and December 31, 2020. The Receivables Facility is also secured by substantially all of the present and future assets of the Borrower and is also governed by an intercreditor agreement among the Company, the IF Lender and the RF Lender. A $25 thousand, or 1%, facility fee was charged at closing. There would be no breakage fee for the Company for the Receivables Facility if the Company were to refinance it with an ABA equivalent institution. The Receivables Facility matures on August 11, 2022, subject to early termination in accordance with the terms of the Receivables Loan Agreement; provided that the term is automatically extended in successive one (1) year increments unless terminated by either party in accordance with the Receivables Loan Agreement.

Borrowings under the Inventory Facility were $2.7 million and $1.3 million at March 31, 2021 and December 31, 2020, respectively. Borrowings under the Receivables Facility were $0.7 million and $1.0 million at March 31, 2021 and December 31, 2020, respectively. These facilities are recorded in the Condensed Consolidated Balance Sheet as of March 31, 2021 as a current liability under the caption “Credit line borrowings.” Outstanding balances include unamortized net issuance costs totaling $0.1 million for the Inventory Facility and $30 thousand for the Receivables Facility as of March 31, 2021, and $0.1 million for the Inventory Facility and $40 thousand for the Receivables Facility as of December 31, 2020.

The Credit Facilities replaced the Austin Credit Facility that was entered into on December 11, 2018 and was secured by a lien on our assets. The Austin Credit Facility was a three year, $5.0 million revolving line of credit. Interest on advances under the line was due monthly at the “Prime Rate,” as published by the Wall Street Journal from time to time, plus a margin of 2%. The borrowing rate as of March 31, 2020 was 5.25%. Additionally, an annual facility fee of 1% on the entire $5.0 million amount of the Austin Credit Facility was due at the beginning of each of the three years that the Austin Credit Facility was outstanding and a 0.5% collateral management fee on the average outstanding loan balance was payable monthly. Borrowings under the Austin Credit Facility were $0.8 million at March 31, 2020. On August 11, 2020, we paid

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
$1.4 million to close the Austin Credit Facility which included a $100 thousand termination fee. Additionally, we wrote off $59 thousand of the remaining related debt acquisition costs. For additional information regarding the Austin Credit Facility, please refer to Note 9, “Debt,” included under Item 8, “Financial Statements and Supplementary Data,” of our 2020 Annual Report.

For additional information regarding the Credit Facilities, please refer to Part II, Item 5, “Other Information,” included in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020, filed on August 13, 2020.

Convertible Notes

On March 29, 2019, we issued $1.7 million aggregate principal amount of subordinated convertible promissory notes (the “Convertible Notes”) to certain investors in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. The Convertible Notes bore interest at a rate of 5% per annum until June 30, 2019 and at a rate of 10% thereafter. Pursuant to their terms, on January 16, 2020, following approval by our stockholders of certain amendments to the Certificate of Incorporation, the principal amount of all of the Convertible Notes and the accumulated interest thereon ($0.1 million), which totaled $1.8 million, were converted at a conversion price of $0.67 per share into an aggregate of 2,709,018 shares of the Company’s Series A Convertible Preferred Stock, par value 0.0001 per share (“Series A Preferred Stock”), which is convertible on a one-for-five basis into shares of our common stock. During the year ended December 31, 2020, 111,548 shares of the Series A Preferred Stock were converted into 22,310 shares of common stock. No conversions occurred during the three months ended March 31, 2021. On April 1, 2021, 1,721,023 shares of Series A Preferred Stock were converted into 344,205 shares of common stock. Please also refer to Note 11, “Subsequent Events”.

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

In December 2020, we repaid the outstanding balance on the Iliad Note in full prior to its maturity date of November 24, 2021. Remaining debt and original issue discount costs of $117 thousand were written off at that time. The Iliad Note accrued interest at 8% per annum, compounded daily, on the outstanding balance.
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

The total liability for the Iliad Note, excluding financing fees, was $0.9 million at March 31, 2020. Unamortized loan discount and debt issuance costs were $0.2 million at March 31, 2020.

Streeterville Note

On April 27, 2021, we entered into a note purchase agreement (the “Streeterville Note Purchase Agreement”) with Streeterville Capital, LLC (“Streeterville”) pursuant to which we sold and issued to Streeterville a promissory note in the principal amount of approximately $1.7 million (the “Streeterville Note”). The Streeterville Note was issued with an original issue discount of $194 thousand and Streeterville paid a purchase price of $1.5 million for the Streeterville Note, after deduction of $15 thousand of Streeterville transaction expenses. See also Note 11, “Subsequent Events”.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
PPP Loan

On April 17, 2020, the Company was granted a loan from KeyBank National Association (“KeyBank”) in the amount of approximately $795 thousand, pursuant to the Paycheck Protection Program (“PPP”) under Division A of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020. The funds were received on April 20, 2020 and accrued interest at a rate of 1.0% per annum. At December 31, 2020, $529 thousand was classified as short-term debt and $266 thousand was classified as long-term debt on the Company’s Consolidated Balance Sheet. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. The entire principal balance and interest were forgiven by the Small Business Administration on February 11, 2021. The $801 thousand forgiveness income was recorded as other income in the Consolidated Statements of Operations during the three months ended March 31, 2021.

NOTE 8. INCOME TAXES

As a result of the operating loss incurred during each of the three months ended March 31, 2021 and 2020, and after the application of the annual limitation set forth under Section 382 of the Internal Revenue Code of 1986, as amended (the “IRC”), it was not necessary to record a provision for U.S. federal income tax.

At March 31, 2021 and December 31, 2020, we had a full valuation allowance recorded against our deferred tax assets.
The valuation allowance was recorded due to uncertainties related to our ability to realize the deferred tax assets, primarily consisting of certain net operating loss carry-forwards. The valuation allowance is based on management’s estimates of taxable income by jurisdiction and the periods over which the deferred tax assets will be recoverable.

At December 31, 2020, we had a net operating loss carry-forward of approximately $115.9 million for federal income tax purposes ($72.3 million for state and local income tax purposes). However, due to changes in our capital structure, approximately $61.5 million of the $115.9 million is available after the application of IRC Section 382 limitations. As a result of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), net operating loss carry-forwards generated in tax years beginning after December 31, 2017 can only offset 80% of taxable income and can be carried forward indefinitely. The $7.1 million and $8.3 million in net operating losses generated in 2020 and 2019, respectively, will be subject to the new limitations under the Tax Act. If not utilized, the carry-forwards generated prior to December 31, 2017 of $37.3 million will begin to expire in 2021 for federal purposes and have begun to expire for state and local purposes. For a full discussion of the estimated restrictions on our utilization of net operating loss carry-forwards, please refer to Note 12, “Income Taxes,” included under Item 8, “Financial Statements and Supplementary Data,” of our 2020 Annual Report.

NOTE 9. STOCKHOLDERS’ EQUITY

1-for-5 Reverse Stock Split

On June 11, 2020, in accordance with previous stockholder approval, our Board of Directors effected a 1-for-5 reverse stock split of the Company’s common stock, par value $0.0001 per share. The reverse stock split became effective at the Effective Time upon the filing of the Certificate of Amendment to the Certificate of Incorporation with the Delaware Secretary of State. At the Effective Time, every five shares of common stock issued and outstanding automatically combined into one validly issued, fully paid and non-assessable share of common stock. No fractional shares were issued as a result of the reverse stock split. The fractional shares were settled in cash in an amount not material to the Company. The $0.0001 par value per share of common stock and other terms of the common stock were not affected by the reverse stock split. The number of authorized shares of common stock under the Certificate of Incorporation remained unchanged at 50,000,000 shares.

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

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
The reverse stock split was effected solely to increase the per share trading price of the common stock to satisfy the $1.00 minimum bid price requirement pursuant to Nasdaq Listing Rule 5550(a)(2) for continued listing on Nasdaq.
The common stock began trading on Nasdaq on a split-adjusted basis at the opening of trading on June 12, 2020.

Preferred Stock

Pursuant to the terms of the Convertible Notes, on January 16, 2020, following approval by our stockholders of certain amendments to the Certificate of Incorporation, the principal amount of all of the Convertible Notes and the accumulated interest thereon at the date of conversion (totaling $1.8 million) were converted at a conversion price of $0.67 per share into an aggregate of 2,709,018 shares of the Company’s Series A Preferred Stock, which is convertible on a one-for-five basis into shares of our common stock. During the year ended December 31, 2020, 111,548 shares of the Series A Preferred Stock were converted into 22,310 shares of common stock. No conversions occurred during the three months ended March 31, 2021. On April 1, 2021, 1,721,023 shares of Series A Preferred Stock were converted into 344,205 shares of common stock. Please also refer to Note 11, “Subsequent Events”.

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

The Series A Preferred Stock (a) has a preference upon liquidation equal to $0.67 per share and then participates on an as-converted basis with the common stock with respect to any additional distributions, (b) shall receive any dividends declared and payable on our common stock on an as-converted basis, and (c) is convertible at the option of the holder into shares of our common stock on a one-for-five basis. On March 29, 2019, the Company also filed a Certificate of Elimination with respect to its authorized, but unissued, Series A Participating Preferred Stock, to return such shares to the status of undesignated preferred stock available for designation as Series A Preferred Stock.

The purchase agreement related to the Convertible Notes contains customary representations and warranties and provides for resale registration rights with respect to the shares of our common stock issuable upon conversion of the Series A Preferred Stock.

January 2020 Equity Offering

Issuance of Common Stock and Warrants

In January 2020, we completed a registered direct offering for the sale of 688,360 shares of our common stock to certain institutional investors, at a purchase price of $3.37 per share. We also sold, to the same institutional investors, warrants to purchase up to 688,360 shares of common stock at an exercise price of $3.37 per share in a concurrent private placement for a purchase price of $0.625 per warrant. We paid the placement agent commissions of $193 thousand plus $50 thousand in expenses in connection with the registered direct offering and the concurrent private placement and we also paid legal, accounting and other fees of $231 thousand related to the offering. Total offering costs of $510 thousand have been presented as a reduction of additional paid-in capital and have been netted within equity in the Condensed Consolidated Balance Sheet as of December 31, 2020. In addition, we issued warrants to the placement agent to purchase up to 48,185 shares of common stock at an exercise price of $4.99 per share. Net proceeds to us from the sale of common stock and warrants were approximately $2.3 million. In accordance with the terms of the Iliad Note (as defined above in Note 7, “Debt”), 10% of the gross proceeds from the January 2020 Equity Offering ($275 thousand) were used to make payments on the Iliad Note, of which $226 thousand went towards the outstanding principal amount and the balance to interest.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
Warrants to purchase an aggregate of 310,860 shares remain outstanding at March 31, 2021 with a weighted average exercise price of $3.59 per share. The exercise of warrants could provide us with cash proceeds of up to $1.1 million in the aggregate if all warrants are exercised. During the three months ended March 31, 2021, 156,446 warrants were exercised resulting in total proceeds of $527 thousand.

As of March 31, 2021, we had the following outstanding warrants to purchase shares of common stock:

	Number of Underlying Shares	Exercise Price	Expiration
Investor Warrants	269,180	$3.3700	January 13, 2025
Placement Agent Warrants	41,680	$4.9940	January 13, 2025
	310,860

As of March 31, 2020, we had the following outstanding warrants to purchase shares of common stock:

	Number of Underlying Shares*	Exercise Price	Expiration
Investor Warrants	688,360	$3.3700	January 13, 2025
Placement Agent Warrants	48,185	$4.9940	January 13, 2025
	736,545

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

The warrants we issued in the January 2020 Equity Offering contained a provision for net cash settlement in the event that there is a fundamental transaction involving the Company (e.g., merger, sale of substantially all assets, tender offer, or share exchange). Due to this provision, the warrants were initially classified as liabilities, as opposed to equity, and were recorded at their fair values at each balance sheet date with fair value adjustments recognized as a component of earnings. During December 2020, the warrant holders agreed to a modification of the terms of their warrants which removed the potential cash settlement option upon the occurrence of a fundamental transaction. As such, during the fourth quarter of 2020, the warrant liability was reclassified into equity and the warrants are no longer subject to re-measurement at each balance sheet date.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
Stock-based compensation

Stock-based compensation expense is attributable to stock options and restricted stock unit awards. For all stock-based awards, we recognize expense using a straight-line amortization method.

The following table summarizes stock-based compensation expense and the impact it had on operations for the periods presented (in thousands):

	Three months ended March 31,
	2021	2020
Cost of sales	$2	$1
Product development	6	1
Selling, general, and administrative	132	18
Total stock-based compensation	$140	$20

Total unearned stock-based compensation was $0.6 million at March 31, 2021, compared to $0.2 million at March 31, 2020. These costs will be charged to expense and amortized on a straight-line basis in future periods. The weighted average period over which the unearned compensation at March 31, 2021 is expected to be recognized is approximately 2.5 years.

Stock options

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. Estimates utilized in the calculation include the expected life of the option, risk-free interest rate, and expected volatility, and are further detailed below.

	Three months ended March 31,
	2021	2020
Fair value of options issued*	$4.26	$1.12
Exercise price*	$5.51	$1.48
Expected life of options (in years)	6.2	6.1
Risk-free interest rate	0.8%	0.7%
Expected volatility	96.3%	92.8%
Dividend yield	0.0%	0.0%
*Prior year options have been restated for the 1-for-5 reverse stock split effective June 11, 2020.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
A summary of option activity under all outstanding stock incentive plans for the three months ended March 31, 2021 is presented as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)
Balance at December 31, 2020	221,450	$3.45
Granted	72,120	5.51
Canceled/forfeited	(4,459)	2.77
Expired	(1,500)	53.50
Balance at March 31, 2021	287,611	$3.71	8.9

Vested and expected to vest at March 31, 2021	228,312	$3.68	8.8

Exercisable at March 31, 2021	62,154	$4.25	8.1

Restricted stock units

A summary of restricted stock unit activity under all outstanding stock incentive plans for the three months ended March 31, 2021 is presented as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in years)
Balance at December 31, 2020	4,480	$8.64
Granted	50,000	5.26
Vested	(1,280)	12.40
Balance at March 31, 2021	53,200	$5.37	1.4

NOTE 10. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of March 31, 2021, we had approximately $4.2 million in outstanding purchase commitments for inventory. Of this amount, approximately $1.4 million is expected to ship in the second quarter of 2021, with the balance expected to ship in the third quarter of 2021 and thereafter.

NOTE 11. SUBSEQUENT EVENTS

Streeterville Note

As disclosed in Note 7, “Debt”, on April 27, 2021, we entered into the Streeterville Note Purchase Agreement with Streeterville pursuant to which the Company sold and issued to Streeterville Note in the principal amount of approximately $1.7 million. The Streeterville Note was issued with an original issue discount of $194 thousand and Streeterville paid a purchase price of $1.5 million for the Streeterville Note, after deduction of $15 thousand of Streeterville transaction expenses.

The Streeterville Note has a maturity date of April 27, 2023, and accrues interest at 8% per annum, compounded daily, on the outstanding balance. The Company may prepay the amounts outstanding under the Note at a premium, which is 5% during the first three months and 10% percent thereafter. Prepayments at the reduced rate in the first three months are limited to 50% of the outstanding balance. Beginning on the first day of the calendar month following the date that is six

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
months after the date of purchase, Streeterville may require the Company to redeem up to $205 thousand of the Streeterville Note in any calendar month. The Company has the right on three occasions to defer all redemptions that Streeterville could otherwise require the Company to make during any calendar month. Each exercise of this deferral right by the Company will increase the amount outstanding under the Streeterville Note by 1.5%.

Inventory Facility Increase

As disclosed in Note 7, “Debt”, the Company entered into the Inventory Facility with the IF lender on August 11, 2020. Borrowings under the original Inventory Facility were permitted up to the lower of (i) $3.0 million and (ii) a borrowing base determined from time to time based on the value of the Company’s eligible inventory, valued at 75% of inventory costs or 85% of the inventory net orderly liquidation value, less the availability reserves. On April 20, 2021, the Company and the IF lender entered into an amendment to the Inventory Loan Agreement to increase the maximum amount that may be available to the Company from $3.0 million previously to $3.5 million, subject to the borrowing base as set forth in the Inventory Loan Agreement.

Preferred Stock Conversion

On April 1, 2021, 1,721,023 shares of Series A Preferred Stock were converted into 344,205 common shares. The Series A Preferred Stock was held by a Schedule 13D ownership group (under Section 13(d)(3) of the Exchange Act and Rule 13d-5 promulgated thereunder) that includes Fusion Park LLC and 5 Elements Global Fund L.P. (controlled affiliates of James Tu, the Company’s Executive Chairman and Chief Executive Officer), as well as Brilliant Start Enterprise Inc. and Jag International Ltd. (controlled affiliates of Gina Huang, a member of the Company’s Board of Directors). Upon the conversion of their respective shares of Series A Preferred Stock, Fusion Park and Brilliant Start received 184,851 and 159,354 shares, respectively, of the Company’s common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes thereto included in Part I, Item 1, “Financial Statements” of this Quarterly Report, as well as Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Annual Report”).

Overview

Energy Focus, Inc. engages primarily in the design, development, manufacturing, marketing and sale of energy-efficient light-emitting diode (“LED”) lighting systems and controls and recently announced development of ultraviolet-C light disinfection (“UVCD”) products. We develop, market and sell high quality LED lighting products and UVCD products and controls in the commercial market and military maritime market (“MMM”). Our mission is to enable our customers to run their facilities and offices with greater energy efficiency, productivity, and human health through advanced LED retrofit and UVCD solutions. Our goal is to be the LED and human-centric lighting (“HCL”) technology and market leader for the most demanding applications where performance, quality, value (high quality at an affordable price), environmental impact and health are considered paramount. We specialize in LED lighting retrofit by replacing fluorescent, high-intensity discharge lighting and other types of lamps and fixtures in institutional buildings for primarily indoor lighting applications with our innovative, high-quality commercial and military tubular LED (“TLED”), as well as other LED and lighting control and UVCD products. In October 2020, we announced the launch of our UVCD product portfolio which is being brought to market in 2021.

Net sales decreased 30% for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, primarily driven by a 16% decrease in military sales period-over-period, and a decrease in net sales of our commercial products of 47% for the three months ended March 31, 2021 as compared to the same prior year period. The sales cycles for the MMM is dependent on many factors, including the availability of government funding, the timing and fulfillment of U.S. Navy awards, new ship construction, diversion of funds to other government needs, and the timing of vessel maintenance schedules, and our financial results reflect volatility from fluctuations in the timing, pace and size of MMM projects. The sales cycles for our commercial target markets can range from several months to over one year and our financial results reflect volatility from the continued fluctuations in the timing, pace and size of commercial projects.

Despite continuing progress throughout 2020, operating losses increased by 82.0% in the first three months of 2021 over the first quarter of 2020. The Company’s results reflect the challenges due to long and unpredictable sales cycles, unexpected delays in customer retrofit budgets and project starts, and unexpected supply chain issues exacerbated by the COVID-19 pandemic. There has also been continuing aggressive price competition in the lighting industry. We continued to incur losses and we have a substantial accumulated deficit, which continues to raise substantial doubt about our ability to continue as a going concern at March 31, 2021.

The novel coronavirus (“COVID-19”) pandemic in particular has, and may continue to have, a significant economic and business impact on our company. In the first quarter of 2021, following a slowdown throughout 2020, we have seen a continuing weakness in commercial sales as customers in the healthcare, education, and commercial and industrial sectors delayed order placements in reaction to the ongoing impacts of the COVID-19 pandemic that caused organizations to suspend or postpone lighting retrofit projects due to budget and occupancy uncertainties.

We continue to monitor the impact of the COVID-19 pandemic on our customers, suppliers and logistics providers, and to evaluate governmental actions being taken to curtail and respond to the spread of the virus. The significance and duration of the ongoing impact on us is still uncertain. Material adverse effects of the COVID-19 pandemic on market drivers, our customers, suppliers or logistics providers could significantly impact our operating results. We also plan to continue to actively follow, assess and analyze the ongoing impact of the COVID-19 pandemic and continue to adjust our organizational structure, strategies, plans and processes to respond.

Because the situation continues to evolve, we cannot reasonably estimate the ultimate impact to our business, results of operations, cash flows and financial position that the COVID-19 pandemic may have. Continuation of the COVID-19 pandemic and government actions in response thereto could cause further disruptions to our operations and the operations of our customers, suppliers and logistics partners and could significantly adversely affect our near-term and long-term revenues, earnings, liquidity and cash flows. We aim to stay agile as an organization to respond to potential or continuing weakness in the macro environment and in the meantime expand sales channels and enter new markets, such as UVCD, that might be able to provide additional growth opportunities.

It is our belief that the momentum of the efforts undertaken in 2020, as described in our 2020 Annual Report, along with the development and launch of new and innovative products, will over time result in improved sales and bottom-line performance for the Company.

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

In addition, in response to the COVID-19 pandemic and an anticipated increase in sanitation and hygiene demand for buildings, facilities and homes, we are developing advanced UVCD products for both consumer as well as the commercial and industrial markets. We announced the following three UVCD products in the fourth quarter of 2020: abUV™ circadian lighting and UVCD air disinfection integrated troffers controlled by the EnFocus™ platform technology; nUVo™ portable disinfection device for offices and homes; and mUVe™ autonomous robot designed for surface disinfection. These UVCD products are expected to be available in the third quarter of 2021. In the first quarter of 2021, we further announced plans for the nUVo™ Traveler personal air disinfection device and the mUVeCrewTM robotic surface disinfection service program, both expected also to be available in the second quarter of 2021.

In our MMM business, significant efforts undertaken to reduce costs in our product offerings have positioned us to be more competitive in this segment, along with improved production efficiencies. Such efforts allowed us to continue to win bids and proposals that helped grow our MMM sales throughout 2020, offsetting some of the weakness being experienced in our commercial business. In addition, during the fourth quarter of 2020, we became an approved supplier for the General Services Administration (“GSA”) and our products are now listed in the GSA website for all federal and military agencies to view and order our products. While we continue to aggressively seek to increase sales of our commercial products, the MMM business offers us continued sales, in addition to validating our product quality and strengthening our brand trust in the marketplace. However, due to product mix resulting from the continued impact of the COVID-19 pandemic on a commercial sales, our current financial results are primarily driven by, and reflect volatility in, our military sales.

Meanwhile, we continue to seek additional external funding alternatives and sources to support our growth strategies, plans and initiatives. We plan to achieve profitability through developing and launching new, innovative products, such as EnFocusTM and our UVCD products, as well as executing on our multi-channel sales strategy that targets key verticals, such as government, healthcare, education and commercial and industrial, complemented by our marketing outreach campaigns and expanding channel partnerships. We also plan to continue to develop advanced lighting and lighting control applications built upon the EnFocusTM platform. In addition, we intend to continue to apply rigorous financial discipline in our organizational structure, business processes and policies, strategic sourcing activities and supply chain practices to help accelerate our path towards profitability.

At March 31, 2021, we had $0.5 million in cash, which excludes $0.3 million of restricted cash held, and a total of $3.4 million of debt. On August 11, 2020, we entered into two debt financing arrangements (together, the “Credit Facilities”). Total debt at March 31, 2021 included $2.7 million outstanding under our inventory financing facility (the “Inventory Facility”) and $0.7 million outstanding under our receivables financing facility (the “Receivables Facility”). At March 31, 2021, we had additional availability for us to borrow of $0.2 million under the Inventory Facility and $0.5 million under the Receivables Facility. On April 20, 2021, we entered into an amendment to the Loan and Security Agreement governing the Inventory Facility (the “Inventory Loan Agreement”) to increase the maximum amount that may be available to the Company from $3.0 million previously to $3.5 million, subject to the borrowing base as set forth in the Inventory Loan Agreement.

On April 27, 2021, we entered into a note purchase agreement (the “Streeterville Note Purchase Agreement”) with Streeterville Capital, LLC (“Streeterville”) pursuant to which the Company sold and issued to Streeterville a promissory note in the principal amount of approximately $1.7 million (the “Streeterville Note”). The Streeterville Note was issued with an original issue discount of $194 thousand and Streeterville paid a purchase price of $1.5 million for the Streeterville Note, after deduction of $15 thousand of Streeterville transaction expenses.

The Streeterville Note has a maturity date of April 27, 2023, and accrues interest at 8% per annum, compounded daily, on the outstanding balance. The Company may prepay the amounts outstanding under the Note at a premium, which is five percent during the first three months and ten percent during the thereafter. Prepayments at the reduced rate in the first three months are limited to 50% of the outstanding balance. Beginning on the first day of the calendar month following the date that is six months after the date of purchase, Streeterville may require the Company to redeem up to $205 thousand of the Streeterville Note in any calendar month. The Company has the right on three occasions to defer all redemptions that Streeterville could otherwise require the Company to make during any calendar month. Each exercise of this deferral right by the Company will increase the amount outstanding under the Streeterville Note by 1.5%.

Results of operations

The following table sets forth items in our Condensed Consolidated Statements of Operations as a percentage of net sales for the periods indicated:

	Three months ended March 31,
	2021	2020
Net sales	100.0%	100.0%
Cost of sales	79.0	72.7
Gross profit	21.0	27.3

Operating expenses:
Product development	24.8	7.5
Selling, general, and administrative	84.1	53.6
Restructuring	(0.7)	(0.4)
Total operating expenses	108.2	60.7
Loss from operations	(87.2)	(33.4)

Other expenses (income):
Interest expense	4.8	3.5
Gain on forgiveness of PPP loan	(30.4)	—
Gain from change in fair value of warrants	—	(23.1)
Other expenses	0.6	0.5

Net loss	(62.2)%	(14.3)%

Net sales

A further breakdown of our net sales is presented in the following table (in thousands):

	Three months ended March 31,
	2021	2020
Commercial	$913	$1,736
MMM products	1,724	2,047
Total net sales	$2,637	$3,783

Net sales of $2.6 million for the first quarter of 2021 decreased compared to first quarter net sales of $3.8 million for the three months ended March 31, 2020, driven by decreases in both commercial and MMM sales. Net sales of our commercial products decreased in the three months ended March 31, 2021 compared to the same periods of 2020, mainly reflecting (i) a decrease in sales, caused by delayed orders that have occurred mainly in the healthcare, education, commercial and industrial sectors because of the continuing macroeconomic slowdown and purchasing decisions being put on hold due to the COVID-19 pandemic, (ii) lower sales from our agency network which was also impacted by the COVID-19 pandemic, and (iii) fluctuations in the timing, pace and size of commercial projects. Net sales of our MMM products decreased mainly due to availability of government funding and the timing of shipment for orders.

Gross profit

Gross profit was $0.6 million, or 21% of net sales, for the first quarter of 2021, compared to $1.0 million, or 27.3% of net sales, for the first quarter of 2020. Gross margin for the first quarter of 2021 included favorable price and usage variances for material and labor of $0.2 million or 7% of net sales, and unfavorable inventory and warranty reserves of $0.1 million or 5.0% of net sales. Gross margin for the first quarter of 2020 included unfavorable manufacturing variances and absorption of $0.3 million, or 7.2% of net sales.

Operating expenses

Product development

Product development expenses include salaries and related expenses, contractor and consulting fees, legal fees, supplies and materials, as well as overhead, such as depreciation and facility costs. Product development costs are expensed as they are incurred.

Product development expenses were $0.7 million for the first quarter of 2021, a $0.4 million increase compared to $0.3 million for the first quarter of 2020. The increase is mainly related to payroll expense and product testing associated with the development and launch of our UVCD product portfolio.

Selling, general and administrative

Selling, general and administrative expenses were $2.2 million for the first quarter of 2021, compared to $2.0 million for the first quarter of 2020. The primary driver of the increase in selling, general and administrative expenses is an increase in payroll due to our growth initiatives that expanded our staff, primarily in sales and engineering.

Restructuring

For the three months ended March 31, 2021 and 2020, we recorded restructuring credits totaling approximately $19 thousand and $14 thousand, respectively, related to the cost and offsetting sub-lease income for the remaining lease obligations for the former New York, New York office.

Interest expense

Interest expense was $127 thousand for the first quarter of 2021, compared to interest expense of $133 thousand for the first quarter of 2020. The decrease in interest expense of $6 thousand is primarily due to more favorable terms of our current Credit Facilities compared to our prior revolving line of credit with Austin Financial Services, Inc. (the “Austin Credit Facility”). The actual cash interest paid in the first quarter of 2021 was $58 thousand compared to $67 thousand in the first quarter of 2020.

Gain on forgiveness of PPP loan

Forgiveness income of $801 thousand related to the Paycheck Protection Program (“PPP”) loan taken out during 2020 was recognized during the three months ended March 31, 2021.

Income from change in fair value of warrants

A gain of $0.9 million was recognized during the three months ended March 31, 2020 for the market value change in our warrant liabilities. The income recognized in the first quarter of 2020 was a result of the revaluation of the warrant liability using the market price of the Company’s common stock at March 31, 2020 versus the market price of the Company’s common stock at the time of initial issuance of the warrants (January 13, 2020). No warrant liability exists at March 31, 2021, and, as such, there is no related gain or loss recorded.

Other expenses

Other expenses were $17 thousand for the first quarter of 2021, compared to other expenses of $18 thousand for the first quarter of 2020. Other expenses are mainly comprised of bank and collateral management fees.

Provision for income taxes

Due to the operating losses incurred during the three months ended March 31, 2021 and 2020, and after application of the annual limitation set forth under Section 382 of the Internal Revenue Code of 1986, as amended, it was not necessary to record a provision for U.S. federal income tax or various state income taxes as income tax benefits are fully offset by a valuation allowance recorded.

Net loss

For the three months ended March 31, 2021, our net loss was $1.6 million, compared to a net loss of $0.5 million for the three months ended March 31, 2020. The decrease is mainly due to a decrease in net sales of $1.1 million, and increases in (i) product development costs of $371 thousand; and (ii) selling, general and administrative costs of $191 thousand; all of which are offset by a decrease in cost of sales of $667 thousand. These factors are discussed in detail above.

Financial condition

At March 31, 2021, we had $0.5 million in cash, which excludes $0.3 million of restricted cash held, and a total of $3.4 million of debt, including $2.7 million outstanding under our Inventory Facility and $0.7 million outstanding under our Receivables Facility. At March 31, 2021, we had additional availability for us to borrow of $0.2 million under the Inventory Facility and $0.5 million under the Receivables Facility. We have historically incurred substantial losses, and as of March 31, 2021, we had an accumulated deficit of $132.5 million. Additionally, our sales have been concentrated among a few major customers and for the three months ended March 31, 2021, two customers accounted for approximately 61% of net sales.

As a result of the restructuring actions and initiatives described above, we have reduced our operating expenses to be more commensurate with our expected sales volumes. However, we continue to incur losses and have a substantial accumulated deficit, and substantial doubt about our ability to continue as a going concern continues to exist at March 31, 2021.

Throughout 2020, as well as the first quarter 2021, we have continued to evaluate and assess strategic options as we seek to achieve profitability. We plan to achieve profitability through growing our sales by continuing to execute on our multi-channel sales strategy that targets key verticals, such as government, healthcare, education, and commercial and industrial, complemented by our marketing outreach campaigns and expanding channel partnerships. We also plan to continue to develop and launch advanced lighting and lighting control technologies and introduce impactful new products such as EnFocus™, a breakthrough lighting control platform we officially launched during the second quarter of 2020. In addition, during the last quarter of 2020, we announced newly developed UVCD products for both consumer, as well as commercial and industrial markets, that are expected to be available in the third quarter of 2021.

As described in Note 9, “Stockholders’ Equity,” in January 2020 we also raised approximately $2.3 million of net proceeds upon the issuance and sale of common stock and warrants (the “January 2020 Equity Offering”). Additionally, in August 2020, we entered into two revolving credit facilities, the capacity of one of which was recently increased in April 2021, and also in April 2021 we recently obtained bridge financing as described in Note 7, “Debt,” which allow for expanded borrowing capacity.

The restructuring and cost cutting initiatives implemented during 2020, as well as the January 2020 Equity Offering that significantly strengthened our balance sheet, the PPP loan we obtained in April 2020 and our enhanced debt capacity due to the debt refinancing in August 2020, and increased borrowing capacity and additional bridge financing achieved in April 2021, were designed to allow us to effectively execute these strategies. However, our efforts may not occur as quickly as we envision or be successful due to the long sales cycle in our industry, the corresponding time required to ramp up sales from new products and markets into this sales cycle, the timing of introductions of additional new products, significant competition, potential sales volatility given our customer concentration, and the recent and lingering economic impact from the COVID-19 pandemic that had significantly diminished the interest and activities for lighting retrofit projects until occupancy returns to more normal levels, among other factors. As a result, we will continue to review and pursue selected external funding sources to ensure adequate financial resources to execute across the timelines required to achieve these objectives including, but not limited to, the following:

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

Considering both quantitative and qualitative information, we continue to believe that the combination of our plans to obtain additional external funding, timely re-organizational actions, current financial position, liquid resources, obligations due or anticipated within the next year, development and implementation of an excess inventory reduction plan, plans and initiatives in our research and development, product development and sales and marketing, and development of potential channel partnerships, if adequately executed, will provide us with an ability to finance our operations through the next twelve months and will mitigate the substantial doubt about our ability to continue as a going concern.

On August 17, 2020, we received a letter from the Listing Qualifications staff (the “Staff”) of The Nasdaq Stock Market (“Nasdaq”) notifying us that we are no longer in compliance with Nasdaq Listing Rule 5550(b)(1), which requires listed companies to maintain stockholders’ equity of at least $2,500,000 if they do not meet the alternative compliance standards relating to the market value of listed securities or net income from continuing operations (the “Minimum Stockholders’ Equity Rule”). Our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020, filed on August 13, 2020, reflected that our stockholders’ equity as of June 30, 2020 was $1,714,000. In addition, as of August 13, 2020, we did not meet the alternative compliance standards relating to the market value of listed securities or net income from continuing operations. On October 5, 2020, based on our timely submission of our plan to regain compliance, Nasdaq granted us an extension through February 15, 2021 to regain compliance with the Minimum Stockholders’ Equity Rule, subject to our compliance with certain terms of the extension. In accordance with one part of the plan submitted to the Staff, we have successfully modified our outstanding warrants and are able to now classify the warrants within equity. At December 31, 2020, our stockholders’ equity was $4,255,000. On January 20, 2021, we received a letter from the Staff notifying us that, on a conditional basis, Nasdaq has determined that we have regained compliance with the Minimum Stockholders’ Equity Rule. At March 31, 2021 our stockholders’ equity was $3,278,000.

Liquidity and capital resources

Cash

At March 31, 2021, our cash balance was approximately $0.5 million, compared to approximately $1.8 million at December 31, 2020. The balance at each of March 31, 2021 and December 31, 2020 excluded restricted cash of $0.3 million for a letter of credit requirement under a lease obligation.

The following summarizes cash flows from operating, investing, and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows included in Part I, Item 1, “Financial Statements,” of this Quarterly Report (in thousands):

	Three months ended March 31,
	2021	2020
Net cash (used in) provided by operating activities	$(2,783)	$504

Net cash used in investing activities	$(109)	$(47)

Net cash provided by financing activities	$1,604	$2,104

Net cash (used in) provided by operating activities

Net cash used in operating activities was $2.8 million for the three months ended March 31, 2021. The net loss was $1.6 million and was adjusted for non-cash items, including depreciation and amortization, stock-based compensation, provisions for inventory, warranty, gain on forgiveness of the PPP loan and accounts receivable reserves and working capital changes. During the three months ended March 31, 2021, we generated $1.0 million in cash from accounts payable due to the timing of inventory receipts and payments, and $0.5 million through the timing of collection of accounts receivable. We used $2.0 million for inventories primarily due to the timing of inventory receipts, and we used $0.2 million due to changes in accrued and other liabilities (primarily due to a reduction of $0.1 million in accrued accounting and legal fees and $0.2 million in accrued bonuses; offset by increases of $0.1 million in accrued payroll).

Net cash provided by operating activities was $0.5 million for the three months ended March 31, 2020. The net loss incurred of $0.5 million was adjusted for non-cash items, including depreciation, stock-based compensation, change in fair value of warrant liabilities, provisions for inventory and warranty reserves, and working capital changes. The primary driver for a positive operating cash flow was the generation of $1.5 million cash from the utilization of existing inventory stock as opposed to new purchases. During the three months ended March 31, 2020, we used $0.2 million in cash for accounts payable, primarily due to the timing of inventory receipts and we used $0.2 million of prepaid and other assets due to prepaid deposits to our contract manufacturers for inventory for the new EnFocusTM platform. We generated cash of $0.4 million through the collection of accounts receivable and $0.2 million through a decrease of other liabilities, primarily related to accrued payroll and benefits and commissions. Cash generated was partially offset by an adjustment of $0.9 million for change in fair value of warrants.

Net cash used in investing activities

Net cash used in investing activities was $109 thousand for the three months ended March 31, 2021 and resulted primarily from the purchase of software and a vehicle to support production operations, as well as development of the e-commerce platform.

For the three months ended March 31, 2020, net cash used in investing activities was $47 thousand and resulted primarily from the purchase of tooling to support production operations.

Net cash provided by financing activities

Net cash provided by financing activities during the three months ended March 31, 2021 was $1.6 million, primarily related to net proceeds from the Credit Facilities of $1.1 million and proceeds from the exercise of 156,446 warrants of $0.5 million. Investors in the January 2020 Equity Offering received warrants to purchase shares of our common stock, of which warrants to purchase an aggregate of 310,860 shares remain outstanding at March 31, 2021 with a weighted average exercise price of $3.59 per share. The exercise of warrants could provide us with cash proceeds of up to $1.1 million in the aggregate.

Net cash provided by financing activities during the three months ended March 31, 2020 was $2.1 million, primarily resulting from the $2.8 million in proceeds received from the share issuance in January 2020, partially offset by $0.5 million in offering costs for the issuance and an issuance related mandatory repayment of the Iliad note of which $0.2 million was allocated against principal. At March 31, 2020, we had $1.1 million of additional availability for us to borrow under the Austin Credit Facility.

Contractual obligations

As of March 31, 2021, we had approximately $4.2 million in outstanding purchase commitments for inventory. Of this amount, approximately $1.4 million is expected to ship in the second quarter of 2021, with the balance expected to ship in the third quarter of 2021 and thereafter.

There have been no other material changes to our contractual obligations as compared to those included in our 2020 Annual Report.

Critical accounting policies

Fair value of warrant liabilities

Due to a potential cash settlement upon occurrence of a fundamental transaction within the warrant agreement, the warrants were initially classified as liabilities, as opposed to equity, and were recorded at their fair values at each balance sheet date for the first three quarters of 2020. We used the Black-Scholes valuation model to value the warrant liabilities at fair value. The fair value is estimated using the expected volatility based on our historical volatility and is determined using probability weighted average assumptions, when appropriate.

During December 2020, the warrant holders agreed to a modification of the terms of their warrants which removed the potential cash settlement option upon the occurrence of a fundamental transaction. As such, during the fourth quarter of 2020, the warrant liability was reclassified into equity and the warrants are no longer subject to re-measurement at each balance sheet date.

There have been no other material changes to our critical accounting policies as compared to those included in our 2020 Annual Report.

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

For the three months ended March 31, 2021, sales to our primary distributor for the U.S. Navy and a regional commercial lighting retrofit company accounted for approximately 50% and 11% of net sales, respectively. When sales to our primary distributor for the U.S. Navy are combined with sales to shipbuilders for the U.S. Navy, total net sales of products for the U.S. Navy comprised approximately 57% of net sales for the same period. For the three months ended March 31, 2020, sales to our primary distributor for the U.S. Navy and a regional commercial lighting retrofit company accounted for approximately 38% and 15% of net sales, respectively. When sales to our primary distributor for the U.S. Navy are combined with sales to shipbuilders for the U.S. Navy, total net sales of products for the U.S. Navy comprised approximately 46% of net sales for the same period.

Our primary distributor for the U.S. Navy and a regional commercial lighting retrofit company accounted for approximately 45% and 16% of net trade accounts receivable, respectively, at March 31, 2021. At December 31, 2020, our primary distributor to the U.S. Navy accounted for 28% of our net trade accounts receivable and a shipbuilder for the U.S. Navy accounted for 21% of our net trade accounts receivable.

One offshore supplier accounted for approximately 26.1% and 21.6%, respectively, of our total expenditures for the three months ended March 31, 2021 and March 31, 2020. At March 31, 2021, this same offshore supplier and one domestic supplier accounted for approximately 39% and 10% of our trade accounts payable balance, respectively. At December 31, 2020 this same offshore supplier accounted for approximately 44% of our trade accounts payable balance.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, our management must evaluate, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as of March 31, 2021, the end of the period covered by this Quarterly Report. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, did evaluate the effectiveness of our disclosure controls and procedures as of the end of period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.

Changes in internal control over financial reporting

During the quarterly period covered by this Quarterly Report, there have not been any changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2021, we were not involved in any material legal proceedings.

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

10.1
First Amendment to Loan and Security Agreement, dated as of April 20, 2021 by and between the Company and Crossroads Financial Group, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 21, 2021).

10.2
Note Purchase Agreement, dated as of April 27, 2021 by and between the Company and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 28, 2021).

10.3
Promissory Note, dated as of April 27, 2021 by and between the Company and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.2 in the Registrant’s Current Report on Form 8-K filed on April 28, 2021).

31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101
The following financial information from our Quarterly Report for the quarter ended March 31, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2021 and December 31, 2020, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2021 and 2020, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2021 and 2020, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020, and (vi) the Notes to Condensed Consolidated Financial Statements.

*104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*    Pursuant to Regulation S-T, this interactive data file is not deemed filed for purposes of Section 11 of the Securities Act, or Section 18 of the Exchange Act, or otherwise subject to the liabilities of these sections.
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

ENERGY FOCUS, INC.

Date:	May 13, 2021	By:	/s/ James Tu
James Tu
Executive Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	May 13, 2021	By:	/s/ Tod A. Nestor
Tod A. Nestor
President and Chief Financial Officer
(Principal Financial and Accounting Officer)