Form 10-Q
period 2021-06-30
ENERGY FOCUS, INC/DE
filed 2021-08-12
CIK 924168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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

The number of outstanding shares of the registrant’s common stock, $0.0001 par value, as of August 9, 2021 was 5,085,274.

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

We believe that important factors that could cause our actual results to differ materially from forward-looking statements include, but are not limited to, the risks and uncertainties outlined under “Risk Factors” under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 and other matters described in this Quarterly Report and our other filings with the Securities and Exchange Commission generally. Some of these factors include:

•disruptions and a slowing in the U.S. and global economies and business interruptions experienced by us, our customers and our suppliers as a result of the coronavirus (“COVID-19”) pandemic and related impacts on travel, trade and business operations;
•our ability to realize the expected novelty, disinfection effectiveness, affordability and estimated delivery timing of our ultraviolet light disinfection (“UVCD”) products and their appeal compared to other products;
•our ability to extend our product portfolio into commercial services and consumer products;
•market acceptance of our light-emitting diode (“LED”) lighting, control and UVCD technologies, services and products;
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
•our ability to timely and efficiently transport products from our third-party suppliers to our facility by ocean marine and other logistics channels;
•our ability to increase demand in our targeted markets and to manage sales cycles that are difficult to predict and may span several quarters;
•the timing of large customer orders, significant expenses and fluctuations between demand and capacity as we invest in growth opportunities;
•our ability to compete effectively against companies with lower prices or cost structures, or greater resources, or more rapid development efforts, and new competitors in our target markets;

•our ability to successfully scale our network of sales representatives, agents, distributors and other channel partners to match the sales reach of larger, established competitors;
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
•our ability to respond to new lighting technologies and market trends;
•our ability to fulfill our warranty obligations with safe and reliable products;
•any delays we may encounter in making new products available or fulfilling customer specifications;
•any flaws or defects in our products or in the manner in which they are used or installed;
•our ability to protect our intellectual property rights and other confidential information, and manage infringement claims made by others;
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

Energy Focus®, Intellitube®, RedCap®, EnFocus™, nUVo™, abUV™, mUVe™, mUVe CrewTM, and SuncycleTM are our registered trademarks. We may also refer to trademarks of other corporations and organizations in this document.

ITEM 1. FINANCIAL STATEMENTS

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash	$1,327	$1,836
Trade accounts receivable, less allowances of $16 and $8, respectively	1,149	2,021
Inventories, net	8,129	5,641
Short-term deposits	908	796
Prepaid and other current assets	810	782
Total current assets	12,323	11,076

Property and equipment, net	531	420
Operating lease, right-of-use asset	548	794
Restructured lease, right-of-use asset	—	107
Total assets	$13,402	$12,397

LIABILITIES
Current liabilities:
Accounts payable	$2,846	$2,477
Accrued liabilities	101	45
Accrued legal and professional fees	38	149
Accrued payroll and related benefits	685	885
Accrued sales commissions	49	95
Accrued restructuring	—	11
Accrued warranty reserve	239	227
Deferred revenue	71	72
Operating lease liabilities	621	598
Restructured lease liabilities	—	168
Finance lease liabilities	2	3
Streeterville note, net of discount and loan origination fees	1,527	—
PPP loan	—	529
Credit line borrowings, net of loan origination fees	1,573	2,298
Total current liabilities	7,752	7,557

(continued on the next page)

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2021	December 31, 2020
	(Unaudited)

Operating lease liabilities, net of current portion	34	318
Finance lease liabilities, net of current portion	—	1
PPP loan, net of current maturities	—	266
Streeterville note, net of current maturities	13	—
Total liabilities	7,799	8,142

STOCKHOLDERS' EQUITY
Preferred stock, par value $0.0001 per share:
Authorized: 5,000,000 shares (3,300,000 designated as Series A Convertible Preferred Stock) at June 30, 2021 and December 31, 2020
Issued and outstanding: 876,447 at June 30, 2021 and 2,597,470 at December 31, 2020	—	—
Common stock, par value $0.0001 per share:
Authorized: 50,000,000 shares at June 30, 2021 and December 31, 2020
Issued and outstanding: 5,085,274 at June 30, 2021 and 3,525,374 at December 31, 2020	—	—
Additional paid-in capital	140,576	135,113
Accumulated other comprehensive loss	(3)	(3)
Accumulated deficit	(134,970)	(130,855)
Total stockholders' equity	5,603	4,255
Total liabilities and stockholders' equity	$13,402	$12,397

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net sales	$2,074	$3,335	$4,711	$7,118
Cost of sales	1,681	1,992	3,765	4,743
Gross profit	393	1,343	946	2,375

Operating expenses:
Product development	370	313	1,023	595
Selling, general, and administrative	2,268	1,973	4,486	4,000
Restructuring	(3)	(14)	(22)	(28)
Total operating expenses	2,635	2,272	5,487	4,567
Loss from operations	(2,242)	(929)	(4,541)	(2,192)

Other expenses (income):
Interest expense	216	87	343	220
Gain on forgiveness of PPP loan	—	—	(801)	—
Loss from change in fair value of warrants	—	3,300	—	2,427
Other expenses	15	24	32	42
Net loss	$(2,473)	$(4,340)	$(4,115)	$(4,881)

Net loss per common share - basic and diluted
Net loss	$(0.59)	$(1.36)	$(1.05)	$(1.55)

Weighted average shares of common stock outstanding:
Basic and diluted *	4,211	3,192	3,913	3,139
* Shares outstanding for prior periods have been restated for the 1-for-5 reverse stock split effective June 11, 2020.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net loss	$(2,473)	$(4,340)	$(4,115)	$(4,881)

Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—
Comprehensive loss	$(2,473)	$(4,340)	$(4,115)	$(4,881)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2020	2,597	$—	3,525	$—	$135,113	$(3)	$(130,855)	$4,255
Issuance of common stock under employee stock option and stock purchase plans	—	—	1	—	—	—	—	—
Issuance of common stock upon the exercise of warrants	—	—	156	—	527	—	—	527
Common stock withheld in lieu of income tax withholding on vesting of restricted stock units	—	—	—	—	(2)	—	—	(2)
Stock-based compensation	—	—	—	—	140	—	—	140
Net loss for the three months ended March 31, 2021	—	—	—	—	—	—	(1,642)	(1,642)
Balance at March 31, 2021	2,597	$—	3,682	$—	$135,778	$(3)	$(132,497)	$3,278
Issuance of common stock under employee stock option and stock purchase plans	—	—	69	—	59	—	—	59
Issuance of common stock	—	—	990	—	5,000	—	—	5,000
Offering costs on issuance of common stock	—	—	—	—	(469)	—	—	(469)
Issuance of common stock upon conversion from preferred stock	(1,721)	—	344	—	—	—	—	—
Stock-based compensation	—	—	—	—	208	—	—	208
Net loss for the three months ended June 30, 2021	—	—	—	—	—	—	(2,473)	(2,473)
Balance at June 30, 2021	876	$—	5,085	$—	$140,576	$(3)	$(134,970)	$5,603
(continued on the next page)

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit		Total Stockholders' Equity
	Shares	Amount	Shares*	Amount

Balance at December 31, 2019	—	$—	2,486	$—	$128,873	$(3)	$(124,874)	-124874000	$3,996
Issuance of common stock under employee stock option and stock purchase plans	—	—	5	—	—	—	—		—
Issuance of common stock and warrants	—	—	688	—	2,749	—	—		2,749
Offering costs on issuance of common stock and warrants	—	—	—	—	(474)	—	—		(474)
Warrant liability	—	—	—	—	(1,636)	—	—		(1,636)
Conversion of notes to preferred stock	2,709	—	—	—	1,769	—	—		1,769
Stock-based compensation	—	—	—	—	20	—	—		20
Net loss for the three months ended March 31, 2020	—	—	—	—	—	—	(541)		(541)
Balance at March 31, 2020	2,709	$—	3,179	$—	$131,301	$(3)	$(125,415)		$5,883
Issuance of common stock under employee stock option and stock purchase plans	—	—	—	—	30	—	—		30
Common stock withheld in lieu of income tax withholding on vesting of restricted stock units	—	—	—	—	(3)	—	—		(3)
Issuance of common stock upon the exercise of warrants	—	—	15	—	103	—	—		103
Issuance of common stock upon conversion from preferred stock	(112)	—	22	—	—	—	—		—
Stock-based compensation	—	—	—	—	41	—	—		41
Net loss for the three months ended June 30, 2020	—	—	—	—	—	—	(4,340)		(4,340)
Balance at June 30, 2020	2,597	$—	3,216	$—	$131,472	$(3)	$(129,755)		$1,714

*Shares outstanding for prior periods have been restated for the 1-for-5 reverse stock split effective June 11, 2020.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Cash flows from operating activities:
Net loss	$(2,473)	$(4,340)	$(4,115)	$(4,881)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on forgiveness of PPP loan	—	—	(801)	—
Depreciation	53	46	100	92
Stock-based compensation	208	41	348	61
Change in fair value of warrant liabilities	—	3,300	—	2,427
Provision for doubtful accounts receivable	2	—	8	(12)
Provision for slow-moving and obsolete inventories	(28)	(241)	61	(319)
Provision for warranties	—	(24)	12	20
Amortization of loan discounts and origination fees	59	38	97	76
Changes in operating assets and liabilities (sources / (uses) of cash):
Accounts receivable	358	(614)	890	(169)
Inventories	(586)	(959)	(2,549)	587
Short-term deposits	137	25	149	(215)
Prepaid and other assets	(32)	(36)	(28)	17
Accounts payable	(869)	1,429	82	1,277
Accrued and other liabilities	(149)	71	(358)	293
Deferred revenue	(2)	57	(1)	43
Total adjustments	(849)	3,133	(1,990)	4,178
Net cash used in operating activities	(3,322)	(1,207)	(6,105)	(703)
Cash flows from investing activities:
Acquisitions of property and equipment	(102)	(71)	(211)	(118)
Net cash used in investing activities	(102)	(71)	(211)	(118)

(continued on next page)

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Cash flows from financing activities (sources / (uses) of cash):
Proceeds from the issuance of common stock and warrants	5,000	—	5,000	2,750
Proceeds from the exercise of warrants	—	51	527	51
Offering costs paid on the issuance of common stock and warrants	(469)	—	(469)	(474)
Proceeds from PPP loan	—	795	—	795
Principal payments under finance lease obligations	(1)	(1)	(2)	(2)
Proceeds from exercise of stock options and employee stock purchase plan purchases	59	30	59	30
Common stock withheld in lieu of income tax withholding on vesting of restricted stock units	—	(3)	(2)	(3)
Proceeds from the Streeterville note	1,515	—	1,515	—
Payments on the Iliad note	—	(300)	—	(526)
Deferred financing costs	(30)	—	(30)	—
Net proceeds from credit line borrowings - AFS	—	522	—	577
Net payments on the credit line borrowings - Credit Facilities	(1,871)	—	(791)	—
Net cash provided by financing activities	4,203	1,094	5,807	3,198

Net increase (decrease) in cash and restricted cash	779	(184)	(509)	2,377
Cash and restricted cash, beginning of period	890	3,253	2,178	692
Cash and restricted cash, end of period	$1,669	$3,069	$1,669	$3,069

Classification of cash and restricted cash:
Cash	$1,327	$2,727	$1,327	$2,727
Restricted cash held in other assets	342	342	342	342
Cash and restricted cash	$1,669	$3,069	$1,669	$3,069

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)

NOTE 1. NATURE OF OPERATIONS

Energy Focus, Inc. engages primarily in the design, development, manufacturing, marketing and sale of energy-efficient lighting systems and controls and development of ultraviolet-C light disinfection (“UVCD”) products. We develop, market and sell high quality light-emitting diode (“LED”) lighting and controls products and UVCD products in the commercial market and military maritime market (“MMM”), and expect to expand our offerings into the consumer market in the second half of 2021. Our mission is to enable our customers to run their facilities and offices with greater energy efficiency, productivity, and human health through advanced LED retrofit and UVCD solutions. Our goal is to be the LED and human-centric lighting (“HCL”) technology and market leader for the most demanding applications where performance, quality, value, environmental impact and health are considered paramount. We specialize in LED lighting retrofit by replacing fluorescent, high-intensity discharge lighting and other types of lamps in institutional buildings for primarily indoor lighting applications with our innovative, high-quality commercial and military tubular LED (“TLED”), as well as other LED and lighting control products for commercial and consumer applications. In late 2020, we announced the launch of our UVCD product portfolio, which is being brought to market throughout the second half of 2021.

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

We have prepared the accompanying financial data for the three and six months ended June 30, 2021 and 2020 pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The accompanying financial data and information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Annual Report”). The Condensed Consolidated Balance Sheet as of December 31, 2020 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly our Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020, Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020, Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2021 and 2020, Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2021 and 2020, and Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2021 and 2020.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
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

For the three months ended June 30, 2021, sales to our primary distributor for the U.S. Navy and a regional commercial lighting retrofit company accounted for approximately 30% and 10% of net sales, respectively. When sales to our primary distributor for the U.S. Navy are combined with sales to shipbuilders for the U.S. Navy, total net sales of products for the U.S. Navy comprised approximately 35% of net sales for the same period. For the three months ended June 30, 2020, sales to our primary distributor for the U.S. Navy, a regional commercial lighting retrofit company and a primary shipbuilder for the U.S. Navy, accounted for approximately 40%, 15% and 11% of net sales, respectively. When sales to our primary distributor for the U.S. Navy are combined with sales to shipbuilders for the U.S. Navy, total net sales of products for the U.S. Navy comprised approximately 60% of net sales for the same period.

For the six months ended June 30, 2021, sales to our primary distributor for the U.S. Navy and a regional commercial lighting retrofit company accounted for approximately 41% and 11% of net sales, respectively. When sales to our primary distributor for the U.S. Navy are combined with sales to shipbuilders for the U.S. Navy, total net sales of products for the U.S. Navy comprised approximately 47% of net sales for the same period. For the six months ended June 30, 2020, sales to our primary distributor for the U.S. Navy and a regional commercial lighting retrofit company accounted for approximately 39% and 15% of net sales, respectively. When sales to our primary distributor for the U.S. Navy are combined with sales to shipbuilders for the U.S. Navy, total net sales of products for the U.S. Navy comprised approximately 53% of net sales for the same period.

Our primary distributor for the U.S. Navy accounted for approximately 43% of net trade accounts receivable at June 30, 2021. A regional commercial lighting retrofit company and a national distributor to southern school districts each accounted for approximately 10% of net trade accounts receivable at June 30, 2021. At December 31, 2020, our primary distributor to the U.S. Navy accounted for 28% of our net trade accounts receivable and a shipbuilder for the U.S. Navy accounted for 21% of our net trade accounts receivable.

One offshore supplier accounted for approximately 39% and 32%, respectively, of our total expenditures for the three and six months ended June 30, 2021. For the three months ended June 30, 2020, this same offshore supplier accounted for approximately 12% of total expenditures and one domestic supplier accounted for 14% of total expenditures. For the six months ended June 30, 2020, one offshore supplier accounted for approximately 15% of total expenditures.

At June 30, 2021, this offshore supplier accounted for approximately 68% of our trade accounts payable balance. At December 31, 2020, this offshore supplier accounted for approximately 44% of our trade accounts payable balance.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
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

Revenue

Net sales include revenues from sales of products and shipping and handling charges, net of estimates for product returns. Revenue is measured at the amount of consideration we expect to receive in exchange for the transferred products. We recognize revenue at the point in time when we transfer the promised products to the customer and the customer obtains control over the products. Distributors’ obligations to us are not contingent upon the resale of our products. We recognize revenue for shipping and handling charges at the time the goods are shipped to the customer, and the costs of outbound freight are included in cost of sales. We provide for product returns based on historical return rates. While we incur costs for sales commissions to our sales employees and outside agents, we recognize commission costs concurrent with the related revenue, as the amortization period is less than one year. We do not incur any other incremental costs to obtain contracts with our customers. Our product warranties are assurance-type warranties, which promise the customer that the products are as specified in the contract. Therefore, the product warranties are not a separate performance obligation and are accounted for as described below. Sales taxes assessed by governmental authorities and collected by us are accounted for on a net basis and are excluded from net sales.

The following table provides a disaggregation of product net sales for the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net sales:
Commercial	$1,078	$1,058	$1,991	$2,794
MMM products	996	2,277	2,720	4,324
Total net sales	$2,074	$3,335	$4,711	$7,118

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

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
Geographic information

All of our long-lived fixed assets are located in the United States. Sales attributable to customers outside the United States for the three and six months ended June 30, 2021 were approximately 3% and 2%, respectively. For the three and six months ended June 30, 2020, sales attributable to customers outside the United States were less than 1%. The geographic location of our net sales is derived from the destination to which we ship the product.

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

The following table presents a reconciliation of basic and diluted loss per share computations (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(2,473)	$(4,340)	$(4,115)	$(4,881)

Denominator:
Basic and diluted weighted average shares of common stock outstanding *	4,211	3,192	3,913	3,139
* Shares outstanding for prior periods have been restated for the 1-for-5 stock split effective June 11, 2020.

As a result of the net loss we incurred for the three months ended June 30, 2021, options, restricted share units, warrants and convertible securities representing approximately 57 thousand, 9 thousand, 49 thousand and 175 thousand shares of common stock, respectively, were excluded from the basic loss per share calculation because their inclusion would have been anti-dilutive. As a result of the net loss we incurred for the three months ended June 30, 2020, options, restricted share units, warrants and convertible securities representing approximately 35 thousand, 7 thousand, 53 thousand and 533 thousand shares of common stock, respectively, were excluded from the basic loss per share calculation as their inclusion would have been anti-dilutive.

As a result of the net loss we incurred for the six months ended June 30, 2021, options, restricted share units, warrants and convertible securities representing approximately 69 thousand, 3 thousand, 77 thousand and 346 thousand shares of common stock, respectively, were excluded from the basic loss per share calculation because their inclusion would have been anti-dilutive. As a result of the net loss we incurred for the six months ended June 30, 2020, restricted share units and convertible securities representing approximately 4 thousand and 506 thousand shares of common stock, respectively, were excluded from the basic loss per share calculation as their inclusion would have been anti-dilutive. There were less than one thousand options that were anti-dilutive and no warrants were anti-dilutive for the six months ended June 30, 2020.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
Product warranties

We warrant our commercial and MMM LED products and controls for periods generally ranging from five to ten years. Warranty settlement costs consist of actual amounts expensed for warranty, which are largely a result of the cost of replacement products provided to our customers. A liability for the estimated future costs under product warranties is maintained for products under warranty based on the actual claims incurred to date and the estimated nature, frequency, and costs of future claims. These estimates are inherently uncertain and changes to our historical or projected experience may cause material changes to our warranty reserves in the future. We continuously review the assumptions related to the adequacy of our warranty reserve, including product failure rates, and make adjustments to the existing warranty liability when there are changes to these estimates or the underlying replacement product costs, or the warranty period expires.

The following table summarizes warranty activity for the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Balance at beginning of period	$239	$240	$227	$195
Warranty accruals for current period sales	22	—	39	7
Adjustments to existing warranties	(2)	(25)	12	19
In kind settlements made during the period	(20)	—	(39)	(6)
Accrued warranty reserve at end of period	$239	$215	$239	$215

Financial Instruments

In June 2021, we completed a registered direct offering of 990,100 shares of our common stock to certain institutional investors, at a purchase price of $5.05 per share (the “June 2021 Equity Offering”). We paid the placement agent commissions of $400 thousand, plus $51 thousand in expenses, in connection with the June 2021 Equity Offering and we also paid legal and other fees of $18 thousand related to the offering. Total offering costs of $469 thousand have been presented as a reduction of additional paid-in capital and have been netted within equity in the Condensed Consolidated Balance Sheet as of June 30, 2021. Net proceeds to us from the June 2021 Equity Offering were approximately $4.5 million.

In January 2020, we completed a registered direct offering of 688,360 shares of our common stock to certain institutional investors, at a purchase price of $3.37 per share. We also sold, to the same institutional investors, warrants to purchase up to 688,360 shares of common stock at an exercise price of $3.37 per share in a concurrent private placement for a purchase price of $0.625 per warrant. We paid the placement agent commissions of $193 thousand, plus $50 thousand in expenses, in connection with the registered direct offering and the concurrent private placement and we also paid legal, accounting and other fees of $231 thousand related to the offering. Total offering costs of $510 thousand have been presented as a reduction of additional paid-in capital and have been netted within equity in the Condensed Consolidated Balance Sheet as of December 31, 2020. In addition, we issued warrants to the placement agent to purchase up to 48,185 shares of common stock at an exercise price of $4.99 per share. Net proceeds to us from the sale of common stock and warrants (the “January 2020 Equity Offering”) were approximately $2.3 million. In accordance with the terms of the Iliad Note (as defined below in Note 7, “Debt”), 10% of the gross proceeds from the January 2020 Equity Offering ($275 thousand) were used to make payments on the Iliad Note, of which $226 thousand went towards the outstanding principal amount and the balance to interest.

Warrants to purchase an aggregate of 310,860 shares remain outstanding at June 30, 2021 with a weighted average exercise price of $3.59 per share. The exercise of warrants could provide us with cash proceeds of up to $1.1 million in the aggregate. During the six months ended June 30, 2021, 156,446 warrants were exercised resulting in total proceeds of $527 thousand.

Due to a potential cash settlement upon occurrence of a fundamental transaction within the January 2020 warrant agreement, the warrants were initially classified as liabilities, as opposed to equity, and were recorded at their fair values at each balance sheet date for the first three quarters of 2020. During December 2020, the warrant holders agreed to a modification of the terms of their warrants that removed the potential cash settlement option upon the occurrence of a fundamental transaction. As such, during the fourth quarter of 2020, the warrant liability was reclassified into equity and the warrants are no longer subject to re-measurement at each balance sheet date. Please also refer to Note 9, “Stockholders’ Equity”.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
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
The following table provides a summary of the financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 (in thousands):

		Fair Value Measurements at June 30, 2020 Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description	June 30, 2020
Warrant liabilities	$4,011	$—	$—	$4,011

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

The following inputs were used at June 30, 2020:

	Expected	Risk-Free	Expected
	Volatility	Interest Rate	Life
Warrants with greater than one-year remaining term	100.17% - 100.27%	0.24% - 0.26%	4.04 - 4.54 years

A roll-forward of fair value measurements using significant unobservable inputs (Level 3) for the warrants is as follows (in thousands):

Six months ended June 30, 2020
Balance January 1, 2020	$—
Issuance of warrants, January 2020	1,636
Settlements from exercise	(52)
Gain from change in fair value of warrants	2,427
Balance June 30, 2020	$4,011

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
NOTE 3. RESTRUCTURING

For the three and six months ended June 30, 2021, we recorded net restructuring credits of approximately $3 thousand and $22 thousand, respectively, and for three and six months ended June 30, 2020, we recorded restructuring credits of approximately $14 thousand and $28 thousand, respectively, related to the costs and offsetting sub-lease income and accretion expense for the remaining lease obligation for our former New York, New York office. For additional information regarding the restructuring actions taken as part of the restructuring plans, please refer to Note 3, “Restructuring,” included under Item 8, “Financial Statements and Supplementary Data,” of our 2020 Annual Report.

The lease obligation on our former New York, New York office was settled as of June 30, 2021. Our restructuring liabilities consisted of estimated ongoing costs related to long-term operating lease obligation, which the Company exited. The recorded value of the lease obligation was based on the remaining lease term and payment amount, discounted to present value. Changes in subsequent periods resulting from a revision to either the timing or the amount of estimated cash flows over the future period were measured using the credit adjusted, risk free rate that was used to measure the restructuring liabilities initially. Please also refer to Note 6, “Leases”.

The following is a reconciliation of the beginning and ending balances of our restructuring liability as it relates to the restructuring plans (in thousands):

	2021	2020
Balance at December 31, 2020 and 2019	$11	$38
Accretion of lease obligations	—	1
Payments	(11)	(14)
Balance at June 30, 2021 and 2020	$—	$25

The following is a reconciliation of the ending balance of our restructuring liability at June 30, 2021 to the balance sheet:

	2021	2020
Balance at June 30, 2021 and 2020	$—	$25
Less, short-term restructuring liability	—	25
Long-term restructuring liability, included in other liabilities	$—	$—

As a result of the restructuring actions and initiatives described above, we have reduced our operating expenses to be more commensurate with our sales volumes. However, we continue to incur losses and have a substantial accumulated deficit, and substantial doubt about our ability to continue as a going concern continues to exist at June 30, 2021.

Throughout 2020 and the first six months of 2021, we have continued to evaluate and assess strategic options as we seek to achieve profitability. We plan to continue to develop advanced lighting and lighting control technologies and introduce impactful new products surrounding EnFocusTM, a patented, breakthrough lighting control platform we officially launched during the second quarter of 2020, and our recently announced SuncycleTM circadian lighting system, which we plan to launch in late 2021 to early 2022. Additionally, during the last quarter of 2020, we announced newly developed UVCD products for both consumer, as well as commercial and industrial markets, of which two products are expected to be available in the third quarter of 2021, and two products are expected to be available in the fourth quarter of 2021. We plan to achieve profitability by growing our sales, through existing lighting and new lighting control and UVCD products, and by continuing to refine and execute on our multi-channel sales strategy that targets key verticals, such as government, healthcare, education, and commercial and industrial, complemented by our marketing outreach campaigns and expanding channel partnerships, as well as our new consumer market focus.

As described in Note 9, “Stockholders’ Equity,” we also raised approximately $4.5 million of net proceeds upon the issuance of common stock in connection with the June 2021 Equity Offering and we raised approximately $2.3 million of net proceeds upon the issuance of common stock and warrants from the January 2020 Equity Offering. As described in Note 7, “Debt”, in April 2021, we obtained approximately $1.5 million of bridge financing and in August 2020, we entered into two new revolving credit facilities, which allow for expanded borrowing capacity, which capacity was further increased by an April 20, 2021 amendment to one of the facilities.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
The restructuring and cost cutting initiatives implemented during 2020 and continued into 2021, as well as the June 2021 Equity Offering and January 2020 Equity Offering that significantly strengthened our balance sheet, the Paycheck Protection Program (“PPP”) loan we obtained in April 2020, our enhanced debt capacity due to the debt refinancing in August 2020 and capacity increase and bridge financing in April 2021, were designed to allow us to effectively execute these strategies. However, our efforts may not occur as quickly as we envision or be successful due to the long sales cycle in our industry, the corresponding time required to ramp up sales from new products, markets, and customers into this sales cycle, the timing of introductions of additional new products, significant competition, potential sales volatility given our customer concentration, and the ongoing and lingering economic impact from the COVID-19 pandemic that had significantly diminished the interest and activities for our customers’ lighting retrofit projects until occupancy returns to more normal levels, among other factors. Additionally, global supply chain challenges are impacting our inventory purchasing strategy, leading to a buildup of inventory and components in an effort to manage both shortages of available components and longer lead times in obtaining components. As a result, we will continue to review and pursue selected external funding sources to ensure adequate financial resources to execute across the timelines required to achieve these objectives including, but not limited to, the following:

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

On August 17, 2020, we received a letter from the Listing Qualifications staff (the “Staff”) of The Nasdaq Stock Market (“Nasdaq”) notifying us that we were no longer in compliance with Nasdaq Listing Rule 5550(b)(1), which requires listed companies to maintain stockholders’ equity of at least $2,500,000 if they do not meet the alternative compliance standards relating to the market value of listed securities or net income from continuing operations (the “Minimum Stockholders’ Equity Rule”). Our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020, filed on August 13, 2020, reflected that our stockholders’ equity as of June 30, 2020 was $1,714,000. In addition, as of August 13, 2020, we did not meet the alternative compliance standards relating to the market value of listed securities or net income from continuing operations. On October 5, 2020, based on our timely submission of our plan to regain compliance, Nasdaq granted us an extension through February 15, 2021 to regain compliance with the Minimum Stockholders’ Equity Rule, subject to our compliance with certain terms of the extension. In accordance with one part of the plan submitted to the Staff, we have successfully modified our outstanding warrants and are able to now classify the warrants within equity. At December 31, 2020, our stockholders’ equity was $4,255,000. On January 20, 2021, we received a letter from the Staff notifying us that,

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
on a conditional basis, Nasdaq has determined that we have regained compliance with the Minimum Stockholders’ Equity Rule. At June 30, 2021, our stockholders’ equity was $5,603,000.

NOTE 4. INVENTORIES

Inventories are stated at the lower of standard cost (which approximates actual cost determined using the first-in, first-out cost method) or net realizable value, and consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Raw materials	$3,891	$2,695
Finished goods	7,194	5,840
Reserves for excess, obsolete, and slow-moving inventories	(2,956)	(2,894)
Inventories, net	$8,129	$5,641

The following is a roll-forward of the reserves for excess, obsolete, and slow-moving inventories (in thousands):

	Six months ended June 30, 2021	Twelve months ended December 31, 2020
Beginning balance	$(2,894)	$(3,518)
Accrual	(98)	281
Reduction due to sold inventory	36	343
Reserves for excess, obsolete, and slow-moving inventories	$(2,956)	$(2,894)

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets and consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Equipment (useful life 3 to 15 years)	$1,301	$1,281
Tooling (useful life 2 to 5 years)	265	240
Vehicles (useful life 5 years)	83	47
Furniture and fixtures (useful life 5 years)	137	137
Computer software (useful life 3 years)	1,179	1,057
Leasehold improvements (the shorter of useful life or lease life)	169	169
Finance lease right-of-use asset	13	13
UV - Robots (useful life 5 years)	64	—
Projects in progress	84	140
Property and equipment at cost	3,295	3,084
Less: accumulated depreciation	(2,764)	(2,664)
Property and equipment, net	$531	$420

Depreciation expense was $53 thousand and $46 thousand for the three months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021 and 2020, depreciation expense was $100 thousand and $92 thousand, respectively.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
NOTE 6. LEASES

The Company leases certain equipment, manufacturing, warehouse and office space under non-cancellable operating leases with expirations through 2026 under which it is responsible for related maintenance, taxes and insurance. The Company has one finance lease containing a bargain purchase option upon expiration of the lease in 2022. The lease term consists of the non-cancellable period of the lease, periods covered by options to extend the lease if the Company is reasonably certain to exercise the option, and periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise the option. As of January 21, 2021, the terms of one of these equipment operating leases has been extended through 2026. In accordance with Accounting Standard Codification 842, Leases (“Topic 842”), the related right-of-use asset and lease liability was updated at the time of modification in January 2021. The present value of the lease obligation for this lease was calculated using an incremental borrowing rate of 15.93%, which was the Company’s blended borrowing rate (including interest, annual facility fees, collateral management fees, bank fees and other miscellaneous lender fees) on its revolving lines of credit with Crossroads Financial Group, LLC (as described below in Note 7, “Debt”) and Factors Southwest L.L.C. (as described below in Note 7, “Debt”). The present value of the remaining lease obligation was calculated using an incremental borrowing rate of 7.25% (which excludes the annual facility fee and other lender fees), which was the Company’s borrowing rate on its former revolving line of credit with Austin Financial Services, Inc. (the “Austin Credit Facility”). The weighted average remaining lease term for operating and finance leases is 1.5 years and 0.8 years, respectively.
The Company had one restructured lease with a sub-lease component for the New York, New York office that was closed in 2017. The lease expired in June 2021. As part of the lease agreement, there is $0.3 million in restricted cash in other current assets on the accompanying Condensed Consolidated Balance Sheets as of both June 30, 2021 and December 31, 2020, which represents collateral against the related letter of credit issued as part of this agreement. Per the terms of the lease agreement, the cash is restricted until September 2021.

The restructured lease and sub-lease were deemed to be in-scope and thus subject to the requirements of Topic 842 and were evaluated for impairment in accordance with the asset impairment provisions of Accounting Standard Codification 360, Property, Plant and Equipment (“Topic 360”). The Company concluded its net right-of-use assets were not impaired and the carrying amount approximates expected sub-lease income in future years as of December 31, 2020. The Company continued to carry certain immaterial operating expenses associated with this lease as restructuring liabilities and continued to accrete those liabilities in accordance with Accounting Standard Codification 420, Exit or Disposal Cost Obligations (“Topic 420”), as has been done since the cease use date in 2017. For additional information regarding treatment of leases please refer to Note 4, “Leases,” included under Item 8, “Financial Statements and Supplementary Data,” of our 2020 Annual Report.
There were no finance lease costs recognized in net loss for the three and six months ended June 30, 2021 and 2020. Components of the operating and restructured lease costs recognized in net loss for the three and six months ended June 30, 2021 and 2020, were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Operating lease cost (income)
Sub-lease income	$(37)	$(29)	$(62)	$(54)
Lease cost	141	151	284	303
Operating lease cost, net	104	122	222	249

Restructured lease cost (income)
Sub-lease income	(68)	(68)	(136)	(136)
Lease cost	53	60	109	121
Restructured lease income, net	(15)	(8)	(27)	(15)

Total lease cost, net	$89	$114	$195	$234

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
Supplemental balance sheet information related to the Company’s operating and finance leases as of June 30, 2021 and December 31, 2020 are as follows (in thousands):

	June 30, 2021	December 31, 2020
Operating Leases
Operating lease right-of-use assets	$548	$794
Restructured lease right-of-use assets	—	107
Operating lease right-of-use assets, total	548	901

Operating lease liabilities	655	916
Restructured lease liabilities	—	168
Operating lease liabilities, total	655	1,084

Finance Leases
Property and equipment	13	13
Allowances for depreciation	(11)	(9)
Finance lease assets, net	2	4

Finance lease liabilities	2	4
Total finance lease liabilities	$2	$4
Future minimum lease payments required under operating and finance leases for each of the 12-month rolling periods below in effect at June 30, 2021 are as follows (in thousands):

	Operating Leases	Finance Lease
July 2021 to June 2022	$644	$2
July 2022 to June 2023	19	—
July 2023 to June 2024	12	—
July 2024 to June 2025	3	—
July 2025 to June 2026	2	—
Total future undiscounted lease payments	680	2
Less imputed interest	(25)	—
Total lease obligations	$655	$2
Supplemental cash flow information related to leases for the three and six months ended June 30, 2021 and 2020, was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Supplemental cash flow information
Cash paid, net, for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$124	$132	$260	$267
Operating cash flows from restructured leases	$18	$18	$35	$35
Financing cash flows from finance leases	$1	$1	$2	$2

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
NOTE 7. DEBT

Credit facilities

On August 11, 2020, we entered into two debt financing arrangements (together, the “Credit Facilities”) that allow for expanded borrowing capacity at a lower blended borrowing cost. The first arrangement is an inventory financing facility (the “Inventory Facility”) pursuant to the Loan and Security Agreement (the “Inventory Loan Agreement”) between the Company and Crossroads Financial Group, LLC, a North Carolina limited liability company (the “IF Lender”). Borrowings under the original Inventory Facility were permitted up to the lower of (i) $3.0 million, which amount was subsequently increased to $3.5 million as described below, and (ii) a borrowing base determined from time to time based on the value of the Company’s eligible inventory, valued at 75% of inventory costs or 85% of the inventory net orderly liquidation value, less the availability reserves. On April 20, 2021, the Company and the IF Lender entered into an amendment to the Inventory Loan Agreement to increase the maximum amount that may be available to the Company from $3.0 million to $3.5 million, subject to the borrowing base as set forth in the Inventory Loan Agreement. The outstanding indebtedness under the Inventory Facility accrues at an annual rate equal to the greater of (i) 5.75% and (ii) 4.00% plus the three (3) month LIBOR rate and is also subject to a service fee of 1% per month. The annualized interest rate at June 30, 2021 and December 31, 2020, which includes interest fees, the annual facility fee, bank fees and other miscellaneous lender fees, was 21.62% and 23.6%, respectively. The Inventory Facility’s interest and service fees combined amount is subject to a minimum monthly fee of $18 thousand. There would be no breakage fee for the Company for the Inventory Facility if the Company were to refinance it with an American Bankers Association (“ABA”) equivalent institution after August 11, 2021. The Inventory Facility is secured by substantially all of the present and future assets of the Company and is also governed by an intercreditor agreement among the Company, the IF Lender and the RF Lender (defined below). The Inventory Facility matures on August 11, 2022, subject to early termination upon 90 days’ notice and otherwise in accordance with the terms of the Inventory Loan Agreement. The term is automatically extended in successive one (1) year increments unless terminated by either party in accordance with the Inventory Loan Agreement. On April 20, 2021, the Company and the IF lender entered into an amendment to the Inventory Loan Agreement to increase the maximum amount that may be available to the Company from $3.0 million previously to $3.5 million, subject to the borrowing base as set forth in the Inventory Loan Agreement.

The second arrangement is a receivables financing facility (the “Receivables Facility”) pursuant to the Loan and Security Agreement (the “Receivables Loan Agreement”) between the Company and Factors Southwest L.L.C. (d/b/a FSW Funding), an Arizona limited liability company (the “RF Lender”). Borrowings under the Receivables Facility are permitted up to the lower of (i) $2.5 million or (ii) a borrowing base determined from time to time based on the value of the Company’s eligible accounts receivable, valued at 90% of the face value of such accounts receivable, less availability reserves, if any. Interest on outstanding indebtedness under the Receivables Facility accrues at an annual rate equal to (i) the highest prime rate announced from time to time by the Wall Street Journal plus (ii) 2%. At June 30, 2021 and December 31, 2020, the annualized interest rate, which includes interest fees and the annual facility fee, was 8.1% and 7.9%, respectively. The annualized interest rate on the collateral management fee was 6% at both June 30, 2021 and December 31, 2020. The Receivables Facility is also secured by substantially all of the present and future assets of the Borrower and is also governed by an intercreditor agreement among the Company, the IF Lender and the RF Lender. A $25 thousand, or 1%, facility fee was charged at closing. There would be no breakage fee for the Company for the Receivables Facility if the Company were to refinance it with an ABA equivalent institution. The Receivables Facility matures on August 11, 2022, subject to early termination in accordance with the terms of the Receivables Loan Agreement, provided that the term is automatically extended in successive one (1) year increments unless terminated by either party in accordance with the Receivables Loan Agreement.

Borrowings under the Inventory Facility were $1.2 million and $1.3 million at June 30, 2021 and December 31, 2020, respectively. Borrowings under the Receivables Facility were $0.4 million and $1.0 million at June 30, 2021 and December 31, 2020, respectively. These facilities are recorded in the Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020 as a current liability under the caption “Credit line borrowings.” Outstanding balances include unamortized net issuance costs totaling $0.1 million for the Inventory Facility and $20 thousand for the Receivables Facility as of June 30, 2021, and $0.1 million for the Inventory Facility and $40 thousand for the Receivables Facility as of December 31, 2020.

The Credit Facilities replaced the Austin Credit Facility that was entered into on December 11, 2018, and was secured by a lien on our assets. The Austin Credit Facility was a three year, $5.0 million revolving line of credit. Interest on advances under the line was due monthly at the “Prime Rate,” as published by the Wall Street Journal from time to time, plus a

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
margin of 2%. The borrowing rate (which only included interest fees) as of June 30, 2020 was 5.25%. Additionally, an annual facility fee of 1% on the entire $5.0 million amount of the Austin Credit Facility was due at the beginning of each of the three years that the Austin Credit Facility was outstanding and a 0.5% collateral management fee on the average outstanding loan balance was payable monthly. Borrowings under the Austin Credit Facility were $1.3 million at June 30, 2020. On August 11, 2020, we paid $1.4 million to close the Austin Credit Facility, which included a $100 thousand termination fee. Additionally, we wrote off $59 thousand of the remaining related debt acquisition costs. For additional information regarding the Austin Credit Facility, please refer to Note 9, “Debt,” included under Item 8, “Financial Statements and Supplementary Data,” of our 2020 Annual Report.

For additional information regarding the Credit Facilities, please refer to Part II, Item 5, “Other Information,” included in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020, filed on August 13, 2020.

Streeterville Note

On April 27, 2021, we entered into a note purchase agreement with Streeterville Capital, LLC (“Streeterville”) pursuant to which we sold and issued to Streeterville a promissory note in the principal amount of approximately $1.7 million (the “Streeterville Note”). The Streeterville Note was issued with an original issue discount of $194 thousand and Streeterville paid a purchase price of $1.5 million for the Streeterville Note, after deduction of $15 thousand of Streeterville’s transaction expenses.

The Streeterville Note has a maturity date of April 27, 2023, and accrues interest at 8% per annum, compounded daily, on the outstanding balance. The Company may prepay the amounts outstanding under the Streeterville Note at a premium, which is 5% during the first three months and 10% thereafter. Prepayments at the reduced rate in the first three months are limited to 50% of the outstanding balance. Beginning on November 1, 2021, Streeterville may require the Company to redeem up to $205 thousand of the Streeterville Note in any calendar month. The Company has the right on three occasions to defer all redemptions that Streeterville could otherwise require the Company to make during any calendar month. Each exercise of this deferral right by the Company will increase the amount outstanding under the Streeterville Note by 1.5%.

The total liability for the Streeterville Note, net of discount and financing fees, was $1.5 million at June 30, 2021. Unamortized loan discount and debt issuance costs were $0.1 million at June 30, 2021.

In the event our common stock is delisted from Nasdaq, the amount outstanding under the Streeterville Note will automatically increase by 15% as of the date of such delisting.

PPP Loan

On April 17, 2020, the Company was granted a loan from KeyBank National Association (“KeyBank”) in the amount of approximately $795 thousand, pursuant to the PPP under Division A of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020. The funds were received on April 20, 2020 and accrued interest at a rate of 1% per annum. At December 31, 2020, $529 thousand was classified as short-term debt and $266 thousand was classified as long-term debt on the Company’s Consolidated Balance Sheet. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. The entire principal balance and interest were forgiven by the Small Business Administration on February 11, 2021. The $801 thousand forgiveness income was recorded as other income in the Consolidated Statements of Operations during the six months ended June 30, 2021.
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

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
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

The total liability for the Iliad Note, excluding financing fees, was $0.6 million at June 30, 2020. Unamortized loan discount and debt issuance costs were $0.2 million at June 30, 2020.

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

NOTE 8. INCOME TAXES

As a result of the operating loss incurred during each of the three and six months ended June 30, 2021 and 2020, and after the application of the annual limitation set forth under Section 382 of the Internal Revenue Code of 1986, as amended (the “IRC”), it was not necessary to record a provision for U.S. federal income tax.

At June 30, 2021 and December 31, 2020, we had a full valuation allowance recorded against our deferred tax assets.
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

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
NOTE 9. STOCKHOLDERS’ EQUITY

June 2021 Equity Offering

In June 2021, we completed a registered direct offering of 990,100 shares of our common stock to certain institutional investors, at a purchase price of $5.05 per share. We paid the placement agent commissions of $400 thousand, plus $51 thousand in expenses, in connection with the June 2021 Equity Offering and we also paid legal and other fees of $18 thousand related to the offering. Total offering costs of $469 thousand have been presented as a reduction of additional paid-in capital and have been netted within equity in the Condensed Consolidated Balance Sheet as of June 30, 2021. Net proceeds to us from the June 2021 Equity Offering were approximately $4.5 million.

Preferred Stock

Pursuant to the terms of the Convertible Notes, on January 16, 2020, following approval by our stockholders of certain amendments to the Certificate of Incorporation, the principal amount of all of the Convertible Notes and the accumulated interest thereon at the date of conversion (totaling $1.8 million) were converted at a conversion price of $0.67 per share into an aggregate of 2,709,018 shares of the Company’s Series A Preferred Stock, which is convertible on a one-for-five basis into shares of our common stock. During the year ended December 31, 2020, 111,548 shares of the Series A Preferred Stock were converted into 22,310 shares of common stock. On April 1, 2021, 1,721,023 shares of Series A Preferred Stock were converted into 344,205 shares of common stock. The Series A Preferred Stock that was converted was held by a Schedule 13D ownership group (under Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, and Rule 13d-5 promulgated thereunder) that includes Fusion Park LLC (“Fusion Park”) and 5 Elements Global Fund L.P. (controlled affiliates of James Tu, the Company's Executive Chairman and Chief Executive Officer), as well as Brilliant Start Enterprise Inc. (“Brilliant Start”) and Jag International Ltd. (controlled affiliates of Gina Huang, a member of the Company's board of directors). Upon conversion of their respective shares of Series A Preferred Stock, Fusion Park and Brilliant Start received 184,851 and 159,354 shares, respectively, of the Company’s common stock.

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
June 30, 2021
(Unaudited)
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

Proportional adjustments were made to the conversion and exercise prices of our outstanding warrants and stock options, and to the number of shares issued and issuable under our stock incentive plans in connection with the reverse stock split. The financial statements for the three and six months ended June 30, 2020 have been retroactively adjusted to reflect the reverse stock split. Preferred shares outstanding were not affected by the reverse stock split and, as such, those shares have not been adjusted.

The reverse stock split was effected solely to increase the per share trading price of the common stock to satisfy the $1.00 minimum bid price requirement pursuant to Nasdaq Listing Rule 5550(a)(2) for continued listing on Nasdaq.
The common stock began trading on Nasdaq on a split-adjusted basis at the opening of trading on June 12, 2020.

January 2020 Equity Offering

Issuance of Common Stock and Warrants

In January 2020, we completed a registered direct offering of 688,360 shares of our common stock to certain institutional investors, at a purchase price of $3.37 per share. We also sold, to the same institutional investors, warrants to purchase up to 688,360 shares of common stock at an exercise price of $3.37 per share in a concurrent private placement for a purchase price of $0.625 per warrant. We paid the placement agent commissions of $193 thousand, plus $50 thousand in expenses, in connection with the registered direct offering and the concurrent private placement and we also paid legal, accounting and other fees of $231 thousand related to the offering. Total offering costs of $510 thousand have been presented as a reduction of additional paid-in capital and have been netted within equity in the Condensed Consolidated Balance Sheet as of December 31, 2020. In addition, we issued warrants to the placement agent to purchase up to 48,185 shares of common stock at an exercise price of $4.99 per share. Net proceeds to us from the sale of common stock and warrants were approximately $2.3 million. In accordance with the terms of the Iliad Note (as defined above in Note 7, “Debt”), 10% of the gross proceeds from the January 2020 Equity Offering ($275 thousand) were used to make payments on the Iliad Note, of which $226 thousand went towards the outstanding principal amount and the balance to interest.

Warrants to purchase an aggregate of 310,860 shares remain outstanding at June 30, 2021 with a weighted average exercise price of $3.59 per share. The exercise of warrants could provide us with cash proceeds of up to $1.1 million in the aggregate if all warrants are exercised. During the six months ended June 30, 2021, 156,446 warrants were exercised resulting in total proceeds of $527 thousand.

As of June 30, 2021, we had the following outstanding warrants to purchase shares of common stock:

	Number of Underlying Shares	Exercise Price	Expiration
Investor Warrants	269,180	$3.3700	January 13, 2025
Placement Agent Warrants	41,680	$4.9940	January 13, 2025
	310,860

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
As of June 30, 2020, we had the following outstanding warrants to purchase shares of common stock:

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

The following table summarizes stock-based compensation expense and the impact it had on operations for the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Cost of sales	$3	$—	$5	$1
Product development	2	1	8	2
Selling, general, and administrative	203	40	335	58
Total stock-based compensation	$208	$41	$348	$61

Total unearned stock-based compensation was $0.4 million at June 30, 2021, compared to $0.2 million at June 30, 2020. These costs will be charged to expense and amortized on a straight-line basis in future periods. The weighted average period over which the unearned compensation at June 30, 2021 is expected to be recognized is approximately 3.1 years.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
Stock options

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. Estimates utilized in the calculation include the expected life of the option, risk-free interest rate, and expected volatility, and are further detailed below.

	Six months ended June 30,
	2021	2020
Fair value of options issued	$4.24	$1.18
Exercise price	$5.48	$1.55
Expected life of options (in years)	6.2	6.2
Risk-free interest rate	0.8%	0.8%
Expected volatility	96.4%	92.9%
Dividend yield	0.0%	0.0%

A summary of option activity under all outstanding stock incentive plans for the six months ended June 30, 2021 is presented as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)
Balance at December 31, 2020	221,450	$3.45
Granted	73,420	5.48
Canceled/forfeited	(20,922)	4.15
Expired	(1,500)	53.50
Balance at June 30, 2021	269,723	$3.68	8.6

Vested and expected to vest at June 30, 2021	222,177	$3.65	8.5

Exercisable at June 30, 2021	70,065	$4.07	7.9

Restricted stock units

A summary of restricted stock unit activity under all outstanding stock incentive plans for the six months ended June 30, 2021 is presented as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in years)
Balance at December 31, 2020	4,480	$8.64
Granted	50,000	5.26
Vested	(51,280)	5.44
Balance at June 30, 2021	3,200	$7.14	9.2

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
NOTE 10. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of June 30, 2021, we had approximately $3.3 million in outstanding purchase commitments for inventory. Of this amount, approximately $2.6 million is expected to ship in the third quarter of 2021, with the balance expected to ship in the fourth quarter of 2021 and thereafter.

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

Overview

Energy Focus, Inc. engages primarily in the design, development, manufacturing, marketing and sale of energy-efficient light-emitting diode (“LED”) lighting systems and controls and development of ultraviolet-C light disinfection (“UVCD”) products. We develop, market and sell high quality LED lighting and controls products and UVCD products in the commercial market and military maritime market (“MMM”), and expect to expand our offerings into the consumer market in the second half of 2021. Our mission is to enable our customers to run their facilities and offices with greater energy efficiency, productivity, and human health through advanced LED retrofit and UVCD solutions. Our goal is to be the LED and human-centric lighting (“HCL”) technology and market leader for the most demanding applications where performance, quality, value, environmental impact and health are considered paramount. We specialize in LED lighting retrofit by replacing fluorescent, high-intensity discharge lighting and other types of lamps and fixtures in institutional buildings for primarily indoor lighting applications with our innovative, high-quality commercial and military tubular LED (“TLED”), as well as other LED and lighting control products for commercial and consumer applications. In late 2020, we announced the launch of our UVCD product portfolio, which is being brought to market throughout the second half of 2021.

Net sales decreased 34% for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, primarily driven by a 37% decrease in military sales period-over-period, and a decrease in net sales of our commercial products of 29% for the six months ended June 30, 2021 as compared to the same prior year period. The sales cycles for the MMM is dependent on many factors, including the availability of government funding, the timing and fulfillment of U.S. Navy awards, new ship construction, diversion of funds to other government needs, and the timing of vessel maintenance schedules, and our financial results reflect volatility from fluctuations in the timing, pace and size of MMM projects. The sales cycles for our commercial target markets can range from several months to over one year and our financial results reflect volatility from the continued fluctuations in the timing, pace and size of commercial projects due to, among other reasons, the ongoing effects on our customers of the coronavirus (“COVID-19”) pandemic.

Operating losses increased by 107% in the first six months of 2021 over the first six months of 2020. The Company’s results reflect the challenges due to long and unpredictable sales cycles, delays in customer retrofit budgets and project starts, and supply chain issues exacerbated by the continuing effects of the COVID-19 pandemic. We have been challenged by continuing and intensifying aggressive price competition in the lighting industry, particularly in our retrofit market. We continued to incur losses and we have a substantial accumulated deficit, which continues to raise substantial doubt about our ability to continue as a going concern at June 30, 2021.

The COVID-19 pandemic in particular has, and may continue to have, a significant economic and business impact on our company. In the first half of 2021, following a slowdown throughout 2020, we have seen a continuing weakness in commercial sales as our customers in the healthcare, education, and commercial and industrial sectors delayed order placements in reaction to the ongoing impacts of the COVID-19 pandemic that caused our customers to suspend or postpone lighting retrofit projects due to budget and occupancy uncertainties.

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

Because the situation continues to evolve, we cannot reasonably estimate the ultimate impact to our business, results of operations, cash flows and financial position that the COVID-19 pandemic may have. Continuation of the COVID-19 pandemic and government actions in response thereto could cause further disruptions to our operations and the operations of our customers, suppliers and logistics partners and could significantly adversely affect our near-term and long-term revenues, earnings, liquidity and cash flows. We aim to stay agile as an organization to respond to potential or continuing weakness in the macro environment and in the meantime expand sales channels and enter new markets, such as UVCD, that we believe will provide additional growth opportunities.

It is our belief that the momentum of the efforts undertaken in 2020, as described in our 2020 Annual Report, along with our continuing efforts to date in 2021, including the development and launch of new and innovative products, in both lighting controls surrounding the EnFocusTM platform and the UVCD market, as well as our planned entry into the consumer markets with these new products, will over time result in improved sales and bottom-line performance for the Company.

We launched our patented EnFocusTM platform during the second quarter of 2020 and, despite the ongoing, significant delay and slowdown in our customers’ lighting projects due to the impacts of the COVID-19 pandemic, we continue to receive positive feedback from existing, new, and potential new customers. TheEnFocusTM platform offers two immediately available product lines: EnFocusTM DM, which provides a dimmable lighting solution, and EnFocusTM DCT, which provides both a dimmable and color tunable lighting solution. EnFocusTM enables buildings to have dimmable, color tunable and circadian-ready lighting using existing wiring, without requiring laying additional data cables or any wireless communication systems, through a relatively simple upgrade with EnFocusTM switches and tubular LEDs, a far more affordable and environmentally sustainable solution compared with replacing entire lighting fixtures and incorporating additional wired or wireless communication. In addition, we recently announced plans for the second generation of EnFocusTM switches and the award-winning SuncycleTM circadian lighting system, which we plan to launch in late 2021 to early 2022.

In addition, in response to the COVID-19 pandemic and an anticipated increase in sanitation and hygiene demand for buildings, facilities and homes, we are developing advanced UVCD air and surface disinfection products for both consumer as well as the commercial and industrial markets. We announced the following UVCD products beginning in the fourth quarter of 2020: abUVTM circadian lighting and UVCD air disinfection integrated troffers controlled by the EnFocusTM platform technology; nUVoTM Tower portable air disinfection device for offices and homes; nUVoTM Traveler portable personal air disinfection device; and mUVeTM autonomous robot designed for surface disinfection. The nUVoTM Tower and nUVoTM Traveler are expected to be available in the third quarter of 2021, and abUVTM and mUVeTM are expected to be available in the fourth quarter of 2021.

In our MMM business, significant efforts undertaken to reduce costs in our product offerings have positioned us to be more competitive along with improved production efficiencies. Such efforts allowed us to continue to win bids and proposals that helped grow our MMM sales throughout 2020, offsetting some of the weakness being experienced in our commercial business that year. In addition, during the fourth quarter of 2020, we became an approved supplier for the General Services Administration (“GSA”) and our products are now listed in the GSA website for all federal and military agencies to view and order our products. While we continue to aggressively seek to increase sales of our commercial products, the MMM business offers us continued sales opportunities, in addition to validating our product quality and strengthening our brand trust in the marketplace. However, due to product mix impacts resulting from the continued impact of the COVID-19 pandemic on commercial sales, our current financial results are primarily driven by, and reflect volatility in, our MMM sales. In the first half of 2021, our MMM business continued to face challenges resulting from the delayed availability of government funding and the timing of U.S. Navy awards. We continue to aggressively monitor, respond to, develop and increase opportunities from the U.S. Navy and the government sector to minimize such volatility.

Meanwhile, we continue to seek additional external funding alternatives and sources to support our growth strategies, plans and initiatives. We plan to achieve profitability through developing and launching new, innovative products, such as EnFocusTM and our UVCD products, as well as executing on our multi-channel sales strategy that targets key verticals, such as government, healthcare, education and commercial and industrial, complemented by our marketing outreach campaigns and expanding channel partnerships. We also plan to continue to develop advanced lighting and lighting control applications built upon the EnFocusTM platform such as our SuncycleTM products that aim to serve both consumer and commercial markets. In addition, we intend to continue to apply rigorous financial discipline in our organizational structure, business processes and policies, strategic sourcing activities and supply chain practices to help accelerate our path towards profitability.

At June 30, 2021, we had $1.3 million in cash, which excludes $0.3 million of restricted cash to be held until September 2021, and a total of $3.1 million of debt. Total debt at June 30, 2021 included $1.2 million outstanding under our inventory financing facility (the “Inventory Facility”), $0.4 million outstanding under our receivables financing facility (the “Receivables Facility” and, together with the Inventory Facility, the “Credit Facilities”) and $1.5 million outstanding on the Streeterville Note (as defined below). At June 30, 2021, we had additional availability of $2.2 million under the Inventory Facility and $0.6 million under the Receivables Facility, for a total of $2.8 million of additional availability. On April 20, 2021, we entered into an amendment to the Loan and Security Agreement governing the Inventory Facility (the “Inventory

Loan Agreement”) to increase the maximum amount that may be available to the Company from $3.0 million previously to $3.5 million, subject to the borrowing base as set forth in the Inventory Loan Agreement.

In June 2021, we completed a registered direct offering of 990,100 shares of our common stock to certain institutional investors, at a purchase price of $5.05 per share (the “June 2021 Equity Offering”). We paid the placement agent commissions of $400 thousand, plus $51 thousand in expenses, in connection with the June 2021 Equity Offering and we also paid legal and other fees of $18 thousand related to the offering. Total offering costs of $469 thousand have been presented as a reduction of additional paid-in capital and have been netted within equity in the Condensed Consolidated Balance Sheet as of June 30, 2021. Net proceeds to us from the June 2021 Equity Offering were approximately $4.5 million.
On April 27, 2021, we entered into a note purchase agreement (the “Streeterville Note Purchase Agreement”) with Streeterville Capital, LLC (“Streeterville”) pursuant to which the Company sold and issued to Streeterville a promissory note in the principal amount of approximately $1.7 million (the “Streeterville Note”). The Streeterville Note was issued with an original issue discount of $194 thousand and Streeterville paid a purchase price of $1.5 million for the Streeterville Note, after deduction of $15 thousand of Streeterville’s transaction expenses.

The Streeterville Note has a maturity date of April 27, 2023, and accrues interest at 8% per annum, compounded daily, on the outstanding balance. The Company may prepay the amounts outstanding under the Note at a premium, which is 5% during the first three months and 10% thereafter. Prepayments at the reduced rate in the first three months are limited to 50% of the outstanding balance. Beginning on the first day of the calendar month following the date that is six months after the date of purchase, Streeterville may require the Company to redeem up to $205 thousand of the Streeterville Note in any calendar month. The Company has the right on three occasions to defer all redemptions that Streeterville could otherwise require the Company to make during any calendar month. Each exercise of this deferral right by the Company will increase the amount outstanding under the Streeterville Note by 1.5%.

Results of operations

The following table sets forth items in our Condensed Consolidated Statements of Operations as a percentage of net sales for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	81.1	59.7	79.9	66.6
Gross profit	18.9	40.3	20.1	33.4

Operating expenses:
Product development	17.8	9.4	21.7	8.4
Selling, general, and administrative	109.4	59.2	95.2	56.2
Restructuring	(0.1)	(0.4)	(0.5)	(0.4)
Total operating expenses	127.1	68.2	116.4	64.2
Loss from operations	(108.2)	(27.9)	(96.3)	(30.8)

Other expenses (income):
Interest expense	10.4	2.6	7.3	3.1
Gain on forgiveness of PPP loan	—	—	(17.0)	—
Loss from change in fair value of warrants	—	99.0	—	34.1
Other expenses	0.7	0.7	0.7	0.6

Net loss	(119.3)%	(130.2)%	(87.3)%	(68.6)%

Net sales

A further breakdown of our net sales is presented in the following table (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Commercial	$1,078	$1,058	$1,991	$2,794
MMM products	996	2,277	2,720	4,324
Total net sales	$2,074	$3,335	$4,711	$7,118

Net sales of $2.1 million for the second quarter of 2021 decreased 38% compared to second quarter net sales of $3.3 million, primarily driven by a decrease in MMM product sales. Net MMM product sales decreased in the second quarter of 2021 compared to the same period in 2020, mainly due to availability of government funding and the delayed timing of expected orders.

Net sales of $4.7 million for the first six months of 2021 decreased 34% compared to the same period in 2020, primarily driven by a decrease in MMM product sales and somewhat by reduced commercial sales. Net sales of our MMM products decreased mainly due to availability of government funding and the delayed timing of expected orders in the first six months of 2021. Net sales of our commercial products decreased in the first six months of 2021 compared to the same period of 2020, reflecting (i) a decrease in sales, caused by delayed orders that have occurred mainly in the healthcare, education, commercial and industrial sectors because of the macroeconomic slowdown and purchasing decisions being put on hold due to the COVID-19 pandemic, (ii) lower sales from our agency network, which was also impacted by the COVID-19 pandemic, and (iii) fluctuations in the timing, pace and size of commercial projects.

Gross profit

Gross profit was $0.4 million, or 18.9% of net sales, for the second quarter of 2021, compared to $1.3 million, or 40.3% of net sales, for the second quarter of 2020. Gross margin for the second quarter of 2021 included favorable price and usage variances for material and labor of $0.4 million, or 18.7% of net sales. Gross margin for the second quarter of 2020 included favorable warranty and inventory reserves of $0.3 million, or 8.4% of net sales.

Gross profit was $0.9 million, or 20.1% of net sales, for the first six months of 2021 compared to $2.4 million or 33.4% of net sales, for the first six months of 2020. The decrease was primarily related to relatively lower profit margin of sold product and included favorable price and usage variances for material and labor of $0.6 million, or 12.1% of net sales, and unfavorable inventory and warranty reserves recorded of $0.1 million, or 2.4% of net sales. The gross margin for the first six months of 2020 was primarily related to higher profit margin of sold product, favorable price and usage variances for material and labor of $0.3 million, or 4.0% of net sales, and favorable inventory reserves recorded of $0.4 million, or 5.5% of net sales.

Operating expenses

Product development

Product development expenses include salaries and related expenses, contractor and consulting fees, legal fees, supplies and materials, as well as overhead, such as depreciation and facility costs. Product development costs are expensed as they are incurred.

Product development expenses were $0.4 million for the second quarter of 2021, a $0.1 million increase compared to the second quarter of 2020. The increase is mainly related to payroll expense associated with the development and launch of our UVCD product portfolio.

Product development expenses were $1.0 million for the first six months of 2021, a $0.4 million increase compared to $0.6 million for the first six months of 2020. The increase is primarily related to payroll expense and product testing associated with the development and launch of our UVCD product portfolio.

Selling, general and administrative

Selling, general and administrative expenses were $2.3 million for the second quarter of 2021, compared to $2.0 million for the second quarter of 2020. The primary drivers of the increase in selling, general and administrative expenses were increases in payroll and payroll related expenses (approximately $0.1 million due to our growth initiatives, which expanded our staff) as well as increases in stock expense of $0.2 million (mainly due to expense related to the annual board of directors grant), and $0.2 million in travel related expenses, dues and fees, software contracts and commissions. These increases were partially offset by savings of $0.3 million in overall professional and legal fees.

Selling, general and administrative expenses were $4.5 million for the first six months of 2021, compared to $4.0 million for the first six months of 2020. The increase is primarily due to increases in payroll of $0.5 million, stock compensation expense of $0.3 million, and marketing, advertising and related expenses of $0.1 million as well as a total of $0.3 million for dues and fees, supplies, utilities and rent, software contracts, commissions and miscellaneous taxes. These increases were partially offset by decreases of $0.5 million in professional service fees, $0.1 million in employee bonuses and $0.1 million in external reporting fees.

Restructuring

For the three months ended June 30, 2021 and 2020, we recorded restructuring credits totaling approximately $3 thousand and $14 thousand, respectively, and for the six months ended June 30, 2021 and 2020, we recorded restructuring credits totaling approximately $22 thousand and $28 thousand, respectively. All restructuring costs are related to the cost and offsetting sub-lease income for the lease obligations for the former New York, New York office, which ended as of June 30, 2021.

Interest expense

Interest expense was $0.2 million for the second quarter of 2021, compared to interest expense of $0.1 million for the second quarter of 2020. The increase in interest expense of $0.1 million is primarily related to fees associated with the increase in the borrowing capacity on the Inventory Facility during the second quarter of 2021. The actual cash interest paid in the second quarter of 2021 was $0.1 million compared to $18 thousand in the second quarter of 2020.

Interest expense was $0.3 million for the first six months of 2021, compared to interest expense of $0.2 million for the first six months of 2020. The increase in interest expense of $0.1 million was primarily related to fees associated with the increase in the borrowing capacity on the Inventory Facility during the second quarter of 2021. The actual cash interest paid for the six months ended June 30, 2021 was $0.2 million compared to $85 thousand for the six months ended June 30, 2020.

Gain on forgiveness of PPP loan

Forgiveness income of $0.8 million related to the Paycheck Protection Program (“PPP”) loan taken out during 2020 was recognized during the first quarter 2021.

Income from change in fair value of warrants

A loss of $2.4 million was recognized during the six months ended June 30, 2020 for the market value change in our warrant liabilities. The loss recognized in the first six months of 2020 was a result of the revaluation of the warrant liability using the market price of the Company’s common stock at June 30, 2020 versus the market price of the Company’s common stock at the time of initial issuance of the warrants (January 13, 2020). The terms of the warrants were amended in December 2020 such that they were reclassified as equity, and no warrant liability exists at June 30, 2021. As such, there is no related gain or loss recorded for the six months ended June 30, 2021.

Other expenses

Other expenses were $15 thousand for the second quarter of 2021, compared to other expenses of $24 thousand for the second quarter of 2020. Other expenses were $32 thousand for the six months ended June 30, 2020 compared to other expenses of $42 thousand for the six months ended June 30, 2020. Other expenses are mainly comprised of bank and collateral management fees.

Provision for income taxes

Due to the operating losses incurred during the three and six months ended June 30, 2021 and 2020, and after application of the annual limitation set forth under Section 382 of the Internal Revenue Code of 1986, as amended, it was not necessary to record a provision for U.S. federal income tax or various state income taxes as income tax benefits are fully offset by a valuation allowance recorded.

Net loss

For the three months ended June 30, 2021, our net loss was $2.5 million, compared to a net loss of $4.3 million for the three months ended June 30, 2020. The decrease is mainly due to a decrease in net sales of $1.3 million, and increases in product development costs of $0.1 million and selling, general and administrative costs of $0.3 million, all of which were partially offset by a decrease in cost of sales of $0.3 million and do not reflect the impact of the $3.3 million loss from the fair value of warrants, which occurred during the three months ended June 30, 2020. These factors are discussed in detail above.

For the six months ended June 30, 2021, our net loss was $4.1 million compared to $4.9 million for the six months ended June 30, 2020. The decrease in the net loss was primarily driven by $2.4 million in lower sales, increases in product development costs of $0.4 million, selling, general and administrative costs of $0.5 million and interest costs of $0.1 million. These cost increases were offset by a decrease in overall cost of sales of $1.0 million and the gain on the forgiveness of the PPP loan of $0.8 million and do not reflect the impact of the $2.4 million loss from the fair value of warrants, which occurred during the six months ended June 30, 2020.

Financial condition

At June 30, 2021, we had $1.3 million in cash, which excludes $0.3 million of restricted cash to be held until September 2021, and a total of $3.1 million of debt, including $1.2 million outstanding under our Inventory Facility and $0.4 million outstanding under our Receivables Facility, as well as $1.5 million outstanding on the Streeterville Note. At June 30, 2021, we had additional availability of $2.2 million under the Inventory Facility and $0.6 million under the Receivables Facility, for a total of $2.8 million of additional availability. We have historically incurred substantial losses, and as of June 30, 2021, we had an accumulated deficit of $135.0 million. Additionally, our sales have been concentrated among a few major customers and for the six months ended June 30, 2021, two customers accounted for approximately 52% of net sales.

As a result of the restructuring actions and initiatives described above, we have previously reduced our operating expenses to be more commensurate with our expected sales volumes. However, we continue to incur losses and have a substantial accumulated deficit, and substantial doubt about our ability to continue as a going concern continues to exist at June 30, 2021.

Throughout 2020 and the first six months of 2021, we have continued to evaluate and assess strategic options as we seek to achieve profitability. We plan to continue to develop advanced lighting and lighting control technologies and introduce impactful new products surrounding EnFocusTM, a breakthrough lighting control platform we officially launched during the second quarter of 2020, and our recently announced SuncycleTM circadian lighting system, which we plan to launch in late 2021 to early 2022. In addition, during the last quarter of 2020, we announced newly developed UVCD products for both consumer, as well as commercial and industrial markets, of which two products are expected to be available in the third quarter of 2021, and two products are expected to be available in the fourth quarter of 2021. We plan to achieve profitability through growing our sales, through existing lighting and new lighting control and UVCD products, and by continuing to refine and execute on our multi-channel sales strategy that targets key verticals, such as government, healthcare, education, and commercial and industrial, complemented by our marketing outreach campaigns and expanding channel partnerships, as well as our new consumer market focus.

As described in Note 9, “Stockholders’ Equity,” included under Part I, Item 1, “Financial Statements,” of this Quarterly Report, we raised approximately $4.5 million of net proceeds from the June 2021 Equity Offering and, in January 2020, we raised approximately $2.3 million of net proceeds upon the issuance common stock and warrants (the “January 2020 Equity Offering”). In April 2021, we obtained approximately $1.5 million net proceeds from bridge financing increased the capacity of the Inventory Facility, which allows for expanded borrowing capacity under the Credit Facilities entered into in August 2020 as described in Note 7, “Debt,” included under Part I, Item 1, “Financial Statements,” of this Quarterly Report.

The restructuring and cost cutting initiatives implemented during 2020 and continued into 2021, as well as the June 2021 Equity Offering and January 2020 Equity Offering that significantly strengthened our balance sheet, the PPP loan we obtained in April 2020, our enhanced debt capacity due to the debt refinancing in August 2020 and increased borrowing capacity as a result of the amendment to the Inventory Loan Agreement in April 2021, and bridge financing achieved pursuant to the Streeterville Note Purchase Agreement in April 2021, were designed to allow us to effectively execute these strategies. However, our efforts may not occur as quickly as we envision or be successful due to the long sales cycle in our industry, the corresponding time required to ramp up sales from new products, markets, and customers into this sales cycle, the timing of introductions of additional new products, significant competition, potential sales volatility given our customer concentration, and the ongoing and lingering economic impact from the COVID-19 pandemic that had significantly diminished the interest and activities for our customers’ lighting retrofit projects until occupancy returns to more normal levels, among other factors. Additionally, global supply chain challenges are impacting our inventory purchasing strategy, leading to a buildup of inventory and components in an effort to manage both shortages of available components and longer lead times in obtaining components. As a result, we will continue to review and pursue selected external funding sources to ensure adequate financial resources to execute across the timelines required to achieve these objectives including, but not limited to, the following:

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

On August 17, 2020, we received a letter from the Listing Qualifications staff (the “Staff”) of The Nasdaq Stock Market (“Nasdaq”) notifying us that we are no longer in compliance with Nasdaq Listing Rule 5550(b)(1), which requires listed companies to maintain stockholders’ equity of at least $2,500,000 if they do not meet the alternative compliance standards relating to the market value of listed securities or net income from continuing operations (the “Minimum Stockholders’ Equity Rule”). Our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020, filed on August 13, 2020, reflected that our stockholders’ equity as of June 30, 2020 was $1,714,000. In addition, as of August 13, 2020, we did not meet the alternative compliance standards relating to the market value of listed securities or net income from continuing operations. On October 5, 2020, based on our timely submission of our plan to regain compliance, Nasdaq granted us an extension through February 15, 2021 to regain compliance with the Minimum Stockholders’ Equity Rule, subject to our compliance with certain terms of the extension. In accordance with one part of the plan submitted to the Staff, we have successfully modified our outstanding warrants and are able to now classify the warrants within equity. At December 31, 2020, our stockholders’ equity was $4,255,000. On January 20, 2021, we received a letter from the Staff notifying us that, on a conditional basis, Nasdaq has determined that we have regained compliance with the Minimum Stockholders’ Equity Rule. At June 30, 2021 our stockholders’ equity was $5,603,000.

Liquidity and capital resources

Cash

At June 30, 2021, our cash balance was approximately $1.3 million, compared to approximately $1.8 million at December 31, 2020. The balance at each of June 30, 2021 and December 31, 2020 excluded restricted cash of $0.3 million for a letter of credit requirement under a lease obligation.

The following summarizes cash flows from operating, investing, and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows included in Part I, Item 1, “Financial Statements,” of this Quarterly Report (in thousands):

	Six months ended June 30,
	2021	2020
Net cash used in operating activities	$(6,105)	$(703)

Net cash used in investing activities	$(211)	$(118)

Net cash provided by financing activities	$5,807	$3,198

Net cash used in operating activities

Net cash used in operating activities was $6.1 million for the six months ended June 30, 2021. The net loss was $4.1 million and was adjusted for non-cash items, including depreciation and amortization, stock-based compensation, provisions for inventory, warranty, gain on forgiveness of the PPP loan and accounts receivable reserves and working capital changes. During the six months ended June 30, 2021, we generated $0.9 million through the timing of collection of accounts receivable and $0.1 million through the timing of the receipt of inventory against short-term deposits. We used $2.5 million for inventory primarily due to global supply chain challenges we are experiencing, which are impacting our inventory purchasing strategy, leading to a buildup of inventory and inventory components in an effort to manage both shortages of available components and longer lead times in obtaining components. We used $0.4 million due to changes in accrued and other liabilities (primarily due to a reduction of $0.1 million in accrued accounting and legal fees and $0.3 million in accrued bonuses).

Net cash used in operating activities was $0.7 million for the six months ended June 30, 2020. The net loss incurred of $4.9 million was adjusted for non-cash items, including depreciation and amortization, stock-based compensation, change in fair value of warrant liabilities, provisions for inventory, warranty reserves and working capital changes. During the six months ended June 30, 2020, we generated $1.3 million in cash for accounts payable due to the timing of inventory receipts and payments, and $0.6 million for inventories primarily due to the timing of inventory receipts and we used $0.2 million of short term deposits due to prepaid deposits to our contract manufacturers for inventory for the EnFocusTM platform. We used cash of $0.2 million through the timing of collection of accounts receivable and generated $0.3 million cash through an increase of other accrued liabilities, primarily related to accrued payroll and benefits and commissions

Net cash used in investing activities

Net cash used in investing activities was $211 thousand for the six months ended June 30, 2021 and resulted primarily from the purchase of software and a vehicle to support production operations, as well as development of an e-commerce platform.

For the six months ended June 30, 2020, net cash used in investing activities was $118 thousand and resulted primarily from the purchase of software and tooling to support production operations and development of e-commerce platforms.

Net cash provided by financing activities

Net cash provided by financing activities during the six months ended June 30, 2021 was $5.8 million, primarily related to $4.5 million of net proceeds from the June 2021 Equity Offering, $1.5 million of net proceeds from the Streeterville Note, and proceeds from the exercise of 156,446 warrants of $0.5 million. These sources of cash were partially offset by net payments on the Credit Facilities of $0.8 million. Investors in the January 2020 Equity Offering received warrants to purchase shares of our common stock, of which warrants to purchase an aggregate of 310,860 shares remain outstanding at

June 30, 2021 with a weighted average exercise price of $3.59 per share. The exercise of the outstanding warrants could provide us with cash proceeds of up to $1.1 million in the aggregate.

Net cash provided by financing activities during the six months ended June 30, 2020 was $3.2 million, primarily resulting from the $2.8 million in proceeds received from the January 2020 Equity Offering, partially offset by $0.5 million in offering costs for the issuance.

Contractual obligations

As of June 30, 2021, we had approximately $3.3 million in outstanding purchase commitments for inventory. Of this amount, approximately $2.6 million is expected to ship in the third quarter of 2021, with the balance expected to ship in the fourth quarter of 2021 and thereafter.

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

For the three months ended June 30, 2021, sales to our primary distributor for the U.S. Navy and a regional commercial lighting retrofit company accounted for approximately 30% and 10% of net sales, respectively. When sales to our primary distributor for the U.S. Navy are combined with sales to shipbuilders for the U.S. Navy, total net sales of products for the U.S. Navy comprised approximately 35% of net sales for the same period. For the three months ended June 30, 2020, sales to our primary distributor for the U.S. Navy, a regional commercial lighting retrofit company and a primary shipbuilder for the U.S. Navy, accounted for approximately 40%, 15% and 11% of net sales, respectively. When sales to our primary distributor for the U.S. Navy are combined with sales to shipbuilders for the U.S. Navy, total net sales of products for the U.S. Navy comprised approximately 60% of net sales for the same period.

For the six months ended June 30, 2021, sales to our primary distributor for the U.S. Navy and a regional commercial lighting retrofit company accounted for approximately 41% and 11% of net sales, respectively. When sales to our primary distributor for the U.S. Navy are combined with sales to shipbuilders for the U.S. Navy, total net sales of products for the U.S. Navy comprised approximately 47% of net sales for the same period. For the six months ended June 30, 2020, sales to our primary distributor for the U.S. Navy and a regional commercial lighting retrofit company accounted for approximately 39% and 15% of net sales, respectively. When sales to our primary distributor for the U.S. Navy are combined with sales to shipbuilders for the U.S. Navy, total net sales of products for the U.S. Navy comprised approximately 53% of net sales for the same period.

Our primary distributor for the U.S. Navy accounted for approximately 43% of net trade accounts receivable at June 30, 2021. A regional commercial lighting retrofit company and a national distributor to southern school districts each accounted for approximately 10% of net trade accounts receivable at June 30, 2021. At December 31, 2020, our primary distributor to the U.S. Navy accounted for 28% of our net trade accounts receivable and a shipbuilder for the U.S. Navy accounted for 21% of our net trade accounts receivable.

One offshore supplier accounted for approximately 39% and 32%, respectively, of our total expenditures for the three and six months ended June 30, 2021. For the three months ended June 30, 2020, this offshore supplier accounted for approximately 12% of total expenditures and one domestic supplier accounted for 13.7% of total expenditures. For the six months ended June 30, 2020, one offshore supplier accounted for approximately 15.5% of total expenditures.

At June 30, 2021, this offshore supplier accounted for approximately 68% of our trade accounts payable balance. At December 31, 2020, this offshore supplier accounted for approximately 44% of our trade accounts payable balance.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, our management must evaluate, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as of June 30, 2021, the end of the period covered by this Quarterly Report. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, did evaluate the effectiveness of our disclosure controls and procedures as of the end of period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.

Changes in internal control over financial reporting

During the quarterly period covered by this Quarterly Report, there have not been any changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2021, we were not involved in any material legal proceedings.

ITEM 1A. RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Mr. Tod A. Nestor has served as President and Chief Financial Officer of the Company since his appointment on July 1, 2019. On August 11, 2021, the Board of Directors of the Company determined to change Mr. Nestor’s title to Chief Operating Officer and Chief Financial Officer of the Company. Mr. Nestor’s biography is included in the Company’s definitive proxy statement for the 2021 Annual Meeting of Stockholders on Schedule 14A filed with the U.S. Securities and Exchange Commission on April 13, 2021 and is incorporated herein by reference.

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

10.4**
Form of Securities Purchase Agreement, dated as of June 14, 2021, between the Company and each purchaser named in the signature pages thereto (incorporated by reference to Exhibit 10.1 in the Registrant’s Current Report on Form 8-K filed on June 16, 2021).

31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101
The following financial information from our Quarterly Report for the quarter ended June 30, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2021 and December 31, 2020, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2021 and 2020, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2021 and 2020, (v) Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2021 and 2020, and (vi) the Notes to Condensed Consolidated Financial Statements.

*104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*    Pursuant to Regulation S-T, this interactive data file is not deemed filed for purposes of Section 11 of the Securities Act, or Section 18 of the Exchange Act, or otherwise subject to the liabilities of these sections.
** Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the Securities and Exchange Commission upon request.
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

ENERGY FOCUS, INC.

Date:	August 12, 2021	By:	/s/ James Tu
James Tu
Executive Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	August 12, 2021	By:	/s/ Tod A. Nestor
Tod A. Nestor
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)