Form 10-Q
period 2021-09-30
ENERGY FOCUS, INC/DE
filed 2021-11-12
CIK 924168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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

The number of outstanding shares of the registrant’s common stock, $0.0001 par value, as of November 9, 2021 was 5,087,574.

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

We believe that important factors that could cause our actual results to differ materially from forward-looking statements include, but are not limited to, the risks and uncertainties outlined under “Risk Factors” under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 and other matters described in this Quarterly Report and our other filings with the Securities and Exchange Commission generally. Some of these factors include:

•instability in the U.S. and global economies and business interruptions experienced by us, our customers and our suppliers as a result of the coronavirus (“COVID-19”) pandemic and related impacts on travel, trade and business operations;
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
•our reliance on a limited number of third-party suppliers and research and development partners, our ability to manage third-party product development and obtain critical components and finished products from such suppliers on acceptable terms and of acceptable quality despite ongoing global supply chain challenges, and the impact of our fluctuating demand on the stability of such suppliers;
•our ability to timely, efficiently and cost-effectively transport products from our third-party suppliers to our facility by ocean marine and other logistics channels despite global supply chain and logistics disruptions;
•our ability to increase demand in our targeted markets and to manage sales cycles that are difficult to predict and may span several quarters;
•the timing of large customer orders, significant expenses and fluctuations between demand and capacity as we invest in growth opportunities;

•our ability to compete effectively against companies with lower prices or cost structures, greater resources, or more rapid development capabilities, and new competitors in our target markets;
•our ability to successfully scale our network of sales representatives, agents, distributors and other channel partners to match the sales reach of larger, established competitors;
•our ability to attract, develop and retain qualified personnel, and to do so in a timely manner;
•the impact of any type of legal inquiry, claim or dispute;
•the inflationary or deflationary general economic conditions in the United States and in other markets in which we operate or secure products, which could affect our ability to obtain raw materials, component parts, freight, energy, labor, and sourced finished goods in a timely and cost-effective manner;
•our dependence on military maritime customers and on the levels and timing of government funding available to such customers, as well as the funding resources of our other customers in the public sector and commercial markets;
•business interruptions resulting from geopolitical actions, including war and terrorism, natural disasters, including earthquakes, typhoons, floods and fires, or from health epidemics, or pandemics or other contagious outbreaks;
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

ITEM 1. FINANCIAL STATEMENTS

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash	$381	$1,836
Trade accounts receivable, less allowances of $18 and $8, respectively	1,628	2,021
Inventories, net	7,755	5,641
Short-term deposits	913	796
Prepaid and other current assets	1,421	782
Total current assets	12,098	11,076

Property and equipment, net	588	420
Operating lease, right-of-use asset	419	794
Restructured lease, right-of-use asset	—	107
Total assets	$13,105	$12,397

LIABILITIES
Current liabilities:
Accounts payable	$2,606	$2,477
Accrued liabilities	233	45
Accrued legal and professional fees	17	149
Accrued payroll and related benefits	691	885
Accrued sales commissions	40	95
Accrued restructuring	—	11
Accrued warranty reserve	240	227
Deferred revenue	2	72
Operating lease liabilities	475	598
Restructured lease liabilities	—	168
Finance lease liabilities	1	3
Streeterville note, net of discount and loan origination fees	1,602	—
PPP loan	—	529
Credit line borrowings, net of loan origination fees	2,666	2,298
Total current liabilities	8,573	7,557

(continued on the next page)

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020
	(Unaudited)

Operating lease liabilities, net of current portion	30	318
Finance lease liabilities, net of current portion	—	1
PPP loan, net of current maturities	—	266
Total liabilities	8,603	8,142

STOCKHOLDERS' EQUITY
Preferred stock, par value $0.0001 per share:
Authorized: 5,000,000 shares (3,300,000 designated as Series A Convertible Preferred Stock) at September 30, 2021 and December 31, 2020
Issued and outstanding: 876,447 at September 30, 2021 and 2,597,470 at December 31, 2020	—	—
Common stock, par value $0.0001 per share:
Authorized: 50,000,000 shares at September 30, 2021 and December 31, 2020
Issued and outstanding: 5,087,574 at September 30, 2021 and 3,525,374 at December 31, 2020	—	—
Additional paid-in capital	140,615	135,113
Accumulated other comprehensive loss	(3)	(3)
Accumulated deficit	(136,110)	(130,855)
Total stockholders' equity	4,502	4,255
Total liabilities and stockholders' equity	$13,105	$12,397

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net sales	$2,749	$5,964	$7,460	$13,082
Cost of sales	2,186	4,588	5,951	9,331
Gross profit	563	1,376	1,509	3,751

Operating expenses:
Product development	404	401	1,427	996
Selling, general, and administrative	1,968	2,003	6,454	6,003
Restructuring	1	(16)	(21)	(44)
Total operating expenses	2,373	2,388	7,860	6,955
Loss from operations	(1,810)	(1,012)	(6,351)	(3,204)

Other expenses (income):
Interest expense	177	124	520	344
Gain on forgiveness of PPP loan	—	—	(801)	—
Loss on extinguishment of debt	—	159	—	159
Other income - employee retention tax credit	(862)	—	(862)	—
(Gain) loss from change in fair value of warrants	—	(153)	—	2,274
Other expenses	15	25	47	67

Loss before income taxes	(1,140)	(1,167)	(5,255)	(6,048)
Benefit from income taxes	—	(2)	—	(2)
Net loss	$(1,140)	$(1,165)	$(5,255)	$(6,046)

Net loss per common share - basic and diluted
Net loss	$(0.22)	$(0.35)	$(1.22)	$(1.89)

Weighted average shares of common stock outstanding:
Basic and diluted *	5,086	3,308	4,309	3,196
* Shares outstanding for the nine months ended September 30, 2020 have been restated for the 1-for-5 reverse stock split effective June 11, 2020.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net loss	$(1,140)	$(1,165)	$(5,255)	$(6,046)

Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—
Comprehensive loss	$(1,140)	$(1,165)	$(5,255)	$(6,046)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2020	2,597	$—	3,525	$—	$135,113	$(3)	$(130,855)	$4,255
Issuance of common stock under employee stock option and stock purchase plans	—	—	1	—	—	—	—	—
Issuance of common stock upon the exercise of warrants	—	—	156	—	527	—	—	527
Common stock withheld in lieu of income tax withholding on vesting of restricted stock units	—	—	—	—	(2)	—	—	(2)
Stock-based compensation	—	—	—	—	140	—	—	140
Net loss for the three months ended March 31, 2021	—	—	—	—	—	—	(1,642)	(1,642)
Balance at March 31, 2021	2,597	$—	3,682	$—	$135,778	$(3)	$(132,497)	$3,278
Issuance of common stock under employee stock option and stock purchase plans	—	—	69	—	59	—	—	59
Issuance of common stock	—	—	990	—	5,000	—	—	5,000
Offering costs on issuance of common stock	—	—	—	—	(469)	—	—	(469)
Issuance of common stock upon conversion from preferred stock	(1,721)	—	344	—	—	—	—	—
Stock-based compensation	—	—	—	—	208	—	—	208
Net loss for the three months ended June 30, 2021	—	—	—	—	—	—	(2,473)	(2,473)
Balance at June 30, 2021	876	$—	5,085	$—	$140,576	$(3)	$(134,970)	$5,603
Issuance of common stock under employee stock option and stock purchase plans	—	—	2	—	—	—	—	—
Offering costs on issuance of common stock and warrants	—	—	—	—	(1)	—	—	(1)
Common stock withheld in lieu of income tax withholding on vesting of restricted stock units	—	—	—	—	1	—	—	1
Stock-based compensation	—	—	—	—	39	—	—	39
Net loss for the three months ended September 30, 2021	—	—	—	—	—	—	(1,140)	(1,140)
Balance at September 30, 2021	876	$—	5,087	$—	$140,615	$(3)	$(136,110)	$4,502
(continued on the next page)

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit		Total Stockholders' Equity
	Shares	Amount	Shares*	Amount

Balance at December 31, 2019	—	$—	2,486	$—	$128,873	$(3)	$(124,874)	-124874000	$3,996
Issuance of common stock under employee stock option and stock purchase plans	—	—	5	—	—	—	—		—
Issuance of common stock and warrants	—	—	688	—	2,749	—	—		2,749
Offering costs on issuance of common stock and warrants	—	—	—	—	(474)	—	—		(474)
Warrant liability	—	—	—	—	(1,636)	—	—		(1,636)
Conversion of notes to preferred stock	2,709	—	—	—	1,769	—	—		1,769
Stock-based compensation	—	—	—	—	20	—	—		20
Net loss for the three months ended March 31, 2020	—	—	—	—	—	—	(541)		(541)
Balance at March 31, 2020	2,709	$—	3,179	$—	$131,301	$(3)	$(125,415)		$5,883
Issuance of common stock under employee stock option and stock purchase plans	—	—	—	—	30	—	—		30
Common stock withheld in lieu of income tax withholding on vesting of restricted stock units	—	—	—	—	(3)	—	—		(3)
Issuance of common stock upon the exercise of warrants	—	—	15	—	103	—	—		103
Issuance of common stock upon conversion from preferred stock	(112)	—	22	—	—	—	—		—
Stock-based compensation	—	—	—	—	41	—	—		41
Net loss for the three months ended June 30, 2020	—	—	—	—	—	—	(4,340)		(4,340)
Balance at June 30, 2020	2,597	$—	3,216	$—	$131,472	$(3)	$(129,755)		$1,714
Issuance of common stock under employee stock option and stock purchase plans	—	—	30	—	—	—	—		—
Issuance of common stock upon the exercise of warrants	—	—	182	—	1,555	—	—		1,555
Stock-based compensation	—	—	—	—	35	—	—		35
Net loss for the three months ended September 30, 2020	—	—	—	—	—	—	(1,165)		(1,165)
Balance at September 30, 2020	2,597	$—	3,428	$—	$133,062	$(3)	$(130,920)		$2,139
*Shares outstanding for prior periods have been restated for the 1-for-5 reverse stock split effective June 11, 2020.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Cash flows from operating activities:
Net loss	$(1,140)	$(1,165)	$(5,255)	$(6,046)
Adjustments to reconcile net loss to net cash used in operating activities:
Other income - employee retention tax credit	(862)	—	(862)	—
Gain on forgiveness of PPP loan	—	—	(801)	—
Depreciation	43	48	143	140
Stock-based compensation	39	35	387	96
Change in fair value of warrant liabilities	—	(153)	—	2,274
Provision for doubtful accounts receivable	2	(9)	10	(21)
Provision for slow-moving and obsolete inventories	(70)	90	(9)	(229)
Provision for warranties	1	14	13	34
Amortization of loan discounts and origination fees	61	145	158	221
Changes in operating assets and liabilities (sources / (uses) of cash):
Accounts receivable	(500)	(901)	390	(1,070)
Inventories	444	551	(2,105)	1,138
Short-term deposits	(62)	(197)	87	(412)
Prepaid and other assets	(91)	(76)	(119)	(59)
Accounts payable	(164)	534	(82)	1,811
Accrued and other liabilities	53	160	(305)	453
Deferred revenue	(69)	44	(70)	87
Total adjustments	(1,175)	285	(3,165)	4,463
Net cash used in operating activities	(2,315)	(880)	(8,420)	(1,583)
Cash flows from investing activities:
Acquisitions of property and equipment	(100)	(53)	(311)	(171)
Net cash used in investing activities	(100)	(53)	(311)	(171)

(continued on next page)

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Cash flows from financing activities (sources / (uses) of cash):
Proceeds from the issuance of common stock and warrants	—	(1)	5,000	2,749
Proceeds from the exercise of warrants	—	625	527	676
Offering costs paid on the issuance of common stock and warrants	(1)	—	(470)	(474)
Proceeds from PPP loan	—	—	—	795
Principal payments under finance lease obligations	(1)	(1)	(3)	(3)
Proceeds from exercise of stock options and employee stock purchase plan purchases	—	—	59	30
Common stock withheld in lieu of income tax withholding on vesting of restricted stock units	1	—	(1)	(3)
Proceeds from the Streeterville note	—	—	1,515	—
Payments on the Iliad note	—	(450)	—	(976)
Deferred financing costs	—	(320)	(30)	(320)
Net payments on credit line borrowings - AFS	—	(1,296)	—	(719)
Net proceeds from the credit line borrowings - Credit Facilities	1,128	2,223	337	2,223
Net cash provided by financing activities	1,127	780	6,934	3,978

Net (decrease) increase in cash and restricted cash	(1,288)	(153)	(1,797)	2,224
Cash and restricted cash, beginning of period	1,669	3,069	2,178	692
Cash and restricted cash, end of period	$381	$2,916	$381	$2,916

Classification of cash and restricted cash:
Cash	$381	$2,574	$381	$2,574
Restricted cash held in other assets	—	342	—	342
Cash and restricted cash	$381	$2,916	$381	$2,916

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

NOTE 1. NATURE OF OPERATIONS

Energy Focus, Inc. engages primarily in the design, development, manufacturing, marketing and sale of energy-efficient lighting systems and controls and development of ultraviolet-C light disinfection (“UVCD”) products. We develop, market and sell high quality light-emitting diode (“LED”) lighting and controls products and UVCD products in the commercial market and military maritime market (“MMM”), and expect to expand our offerings into the consumer market starting in the fourth quarter of 2021. Our mission is to enable our customers to run their facilities, offices and homes with greater energy efficiency, productivity, and human health through advanced LED retrofit and UVCD solutions. Our goal is to be the LED and human-centric lighting (“HCL”) technology and market leader for the most demanding applications where performance, quality, value, environmental impact and health are considered paramount. We specialize in LED lighting retrofit by replacing fluorescent, high-intensity discharge lighting and other types of lamps in institutional buildings for primarily indoor lighting applications with our innovative, high-quality commercial and military tubular LED (“TLED”) products, as well as other LED and lighting control products for commercial and consumer applications. In late 2020, we announced the launch of our UVCD product portfolio, which is being brought to market throughout the fourth quarter of 2021 and into 2022.
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
We have prepared the accompanying financial data for the three and nine months ended September 30, 2021 and 2020 pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The accompanying financial data and information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Annual Report”). The Condensed Consolidated Balance Sheet as of December 31, 2020 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly our Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020, Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2021 and 2020, Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2021 and 2020, and Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2021 and 2020.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
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
For the three months ended September 30, 2021, sales to our primary distributor for the U.S. Navy, a U.S. Navy shipbuilder, and a regional commercial lighting retrofit company accounted for approximately 19%, 17%, and 27% of net sales, respectively. When sales to our primary distributor for the U.S. Navy are combined with sales to shipbuilders for the U.S. Navy, total net sales of products for the U.S. Navy comprised approximately 36% of net sales for the same period. For the three months ended September 30, 2020, sales to our primary distributor for the U.S. Navy and a regional commercial lighting retrofit company accounted for approximately 67% and 12% of net sales, respectively. When sales to our primary distributor for the U.S. Navy are combined with sales to shipbuilders for the U.S. Navy, total net sales of products for the U.S. Navy comprised approximately 68% of net sales for the same period.
For the nine months ended September 30, 2021, sales to our primary distributor for the U.S. Navy, a U.S. Navy shipbuilder, and a regional commercial lighting retrofit company accounted for approximately 33%, 10%, and 17% of net sales, respectively. When sales to our primary distributor for the U.S. Navy are combined with sales to shipbuilders for the U.S. Navy, total net sales of products for the U.S. Navy comprised approximately 43% of net sales for the same period. For the nine months ended September 30, 2020, sales to our primary distributor for the U.S. Navy and a regional commercial lighting retrofit company accounted for approximately 52% and 14% of net sales, respectively. When sales to our primary distributor for the U.S. Navy are combined with sales to shipbuilders for the U.S. Navy, total net sales of products for the U.S. Navy comprised approximately 58% of net sales for the same period.
Our primary distributor for the U.S. Navy, a regional commercial lighting retrofit company and a U.S. Navy shipbuilder accounted for approximately 12%, 34%, and 27% of net trade accounts receivable, respectively, at September 30, 2021. At December 31, 2020, our primary distributor to the U.S. Navy accounted for 28% of our net trade accounts receivable and a shipbuilder for the U.S. Navy accounted for 21% of our net trade accounts receivable.
One offshore supplier accounted for approximately 19% and 30%, respectively, of our total expenditures for the three and nine months ended September 30, 2021. For the three months ended September 30, 2020, two offshore suppliers accounted for approximately 25% and 20%, respectively, of total expenditures. These same two suppliers accounted for approximately 19% and 14%, respectively, of total expenditures for the nine months ended September 30, 2020.
At September 30, 2021, one offshore supplier accounted for approximately 63% of our trade accounts payable balance. At December 31, 2020, this offshore supplier accounted for approximately 44% of our trade accounts payable balance.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
Recent accounting pronouncement
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
The following table provides a disaggregation of product net sales for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net sales:
Commercial	$1,522	$1,456	$3,513	$4,250
MMM products	1,227	4,508	3,947	8,832
Total net sales	$2,749	$5,964	$7,460	$13,082
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

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
Geographic information
All of our long-lived fixed assets are located in the United States. For the three months ended September 30, 2021, there were less than 1% of sales attributable to customers outside the United States. For the nine months ended September 30, 2021, there were approximately 1% of sales attributable to customers outside the United States. For the three and nine months ended September 30, 2020, there were no net sales attributable to customers outside the United States. The geographic location of our net sales is derived from the destination to which we ship the product.
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
The following table presents a reconciliation of basic and diluted loss per share computations (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(1,140)	$(1,165)	$(5,255)	$(6,046)

Denominator:
Basic and diluted weighted average shares of common stock outstanding *	5,086	3,308	4,309	3,196
*Shares outstanding for the nine months ended September 30, 2020 have been restated for the 1-for-5 stock split effective June 11, 2020.
As a result of the net loss we incurred for the three months ended September 30, 2021, options, warrants and convertible securities representing approximately 41 thousand, 11 thousand and 175 thousand shares of common stock, respectively, were excluded from the basic loss per share calculation because their inclusion would have been anti-dilutive. As a result of the net loss we incurred for the three months ended September 30, 2020, options, restricted share units, warrants and convertible securities representing approximately 117 thousand, 13 thousand, 321 thousand and 519 thousand shares of common stock, respectively, were excluded from the basic loss per share calculation as their inclusion would have been anti-dilutive.
As a result of the net loss we incurred for the nine months ended September 30, 2021, options, warrants and convertible securities representing approximately 60 thousand, 56 thousand and 289 thousand shares of common stock, respectively, were excluded from the basic loss per share calculation because their inclusion would have been anti-dilutive. As a result of the net loss we incurred for the nine months ended September 30, 2020, options, restricted share units, warrants and convertible securities representing approximately 57 thousand, 7 thousand, 152 thousand and 531 thousand shares of common stock, respectively, were excluded from the basic loss per share calculation as their inclusion would have been anti-dilutive.
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

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
The following table summarizes warranty activity for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Balance at beginning of period	$239	$215	$227	$195
Warranty accruals for current period sales	10	22	49	29
Adjustments to existing warranties	4	4	16	23
In kind settlements made during the period	(13)	(11)	(52)	(17)
Accrued warranty reserve at end of period	$240	$230	$240	$230
Financial Instruments
In June 2021, we completed a registered direct offering of 990,100 shares of our common stock to certain institutional investors, at a purchase price of $5.05 per share (the “June 2021 Equity Offering”). We paid the placement agent commissions of $400 thousand, plus $51 thousand in expenses, in connection with the June 2021 Equity Offering and we also paid legal and other fees of $19 thousand related to the offering. Total offering costs of $470 thousand have been presented as a reduction of additional paid-in capital and have been netted within equity in the Condensed Consolidated Balance Sheet as of September 30, 2021. Net proceeds to us from the June 2021 Equity Offering were approximately $4.5 million.
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
Warrants to purchase an aggregate of 310,860 shares remain outstanding at September 30, 2021 with a weighted average exercise price of $3.59 per share. The exercise of warrants could provide us with cash proceeds of up to $1.1 million in the aggregate. During the nine months ended September 30, 2021, 156,446 warrants were exercised resulting in total proceeds of $527 thousand.
Due to a potential cash settlement upon occurrence of a fundamental transaction within the January 2020 warrant agreement, the warrants were initially classified as liabilities, as opposed to equity, and were recorded at their fair values at each balance sheet date for the first three quarters of 2020. During December 2020, the warrant holders all agreed to a modification of the terms of their warrants that removed the potential cash settlement option upon the occurrence of a fundamental transaction. As such, during the fourth quarter of 2020, the warrant liability was reclassified into equity and the warrants are no longer subject to re-measurement at each balance sheet date. Please also refer to Note 9, “Stockholders’ Equity”.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
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
The following table provides a summary of the financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 (in thousands):

		Fair Value Measurements at September 30, 2020 Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description	September 30, 2020
Warrant liabilities	$2,928	$—	$—	$2,928
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
The estimated fair value of warrants accounted for as liabilities, representing a level 3 fair value measure, was determined on the issuance date and subsequently marked to market at each financial reporting date until the date the warrants were reclassified into equity, after which the warrants are no longer subject to re-measurement at each balance sheet date. We use the Black-Scholes valuation model to value the warrant liabilities at fair value. The fair value is estimated using the expected volatility based on our historical volatility and is determined using probability weighted-average assumptions, when appropriate.
The following inputs were used at September 30, 2020:

	Expected	Risk-Free	Expected
	Volatility	Interest Rate	Life
Warrants with greater than one-year remaining term	103.18% - 99.38%	0.21% - 0.24%	3.79 - 4.29 years
A roll-forward of fair value measurements using significant unobservable inputs (Level 3) for the warrants is as follows (in thousands):

Nine months ended September 30, 2020
Balance January 1, 2020	$—
Issuance of warrants, January 2020	1,636
Settlements from exercise	(982)
Gain from change in fair value of warrants	2,274
Balance September 30, 2020	$2,928

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
NOTE 3. RESTRUCTURING
For the three months ended September 30, 2021, we recorded nominal net restructuring expense and for the nine months ended September 30, 2021, we recorded a net restructuring credit of approximately $21 thousand. For three and nine months ended September 30, 2020, we recorded net restructuring credits of approximately $16 thousand and $44 thousand, respectively, related to the costs and offsetting sub-lease income and accretion expense for the remaining lease obligation for our former New York, New York office. For additional information regarding the restructuring actions taken as part of the restructuring plans, please refer to Note 3, “Restructuring,” included under Item 8, “Financial Statements and Supplementary Data,” of our 2020 Annual Report.
The lease obligation on our former New York, New York office was settled as of June 30, 2021. Our restructuring liabilities consisted of estimated ongoing costs related to long-term operating lease obligations, which the Company exited. The recorded value of the lease obligation was based on the remaining lease term and payment amount, discounted to present value. Changes in subsequent periods resulting from a revision to either the timing or the amount of estimated cash flows over the future period were measured using the credit adjusted, risk free rate that was used to measure the restructuring liabilities initially. Please also refer to Note 6, “Leases”.
The following is a reconciliation of the beginning and ending balances of our restructuring liability as it relates to the restructuring plans (in thousands):

	2021	2020
Balance at December 31, 2020 and 2019	$11	$38
Accretion of lease obligations	—	2
Payments	(11)	(22)
Balance at September 30, 2021 and 2020	$—	$18
The following is a reconciliation of the ending balance of our restructuring liability at September 30, 2021 to the balance sheet:

	2021	2020
Balance at September 30, 2021 and 2020	$—	$18
Less, short-term restructuring liability	—	18
Long-term restructuring liability, included in other liabilities	$—	$—
As a result of the restructuring actions and initiatives described above, we have reduced our operating expenses to be more commensurate with our sales volumes. However, we continue to incur losses and have a substantial accumulated deficit, and substantial doubt about our ability to continue as a going concern continues to exist at September 30, 2021.
Throughout 2020 and the first nine months of 2021, we have continued to evaluate and assess strategic options as we seek to achieve profitability. We plan to continue to develop advanced lighting and lighting control technologies and introduce impactful new products surrounding EnFocusTM, a patented, breakthrough lighting control platform we officially launched during the second quarter of 2020, and our SuncycleTM circadian lighting system, which we plan to launch in early 2022. Additionally, during the last quarter of 2020, we announced newly developed UVCD products for consumer as well as commercial and industrial markets, of which two products are expected to be available in the fourth quarter of 2021, and two products are expected to be available in early 2022.
We plan to achieve profitability by growing our sales, through existing lighting, new lighting control systems and UVCD products, and by continuing to refine and execute on our multi-channel sales strategy that targets key verticals, such as government, healthcare, education, and commercial and industrial, complemented by our marketing outreach campaigns and expanding channel partnerships, as well as our emerging consumer market focus.
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

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
two new revolving credit facilities, which allow for expanded borrowing capacity, which capacity was further increased by an April 20, 2021 amendment to one of the facilities.
The restructuring and cost cutting initiatives implemented during 2020 and continued into 2021, as well as the June 2021 Equity Offering and January 2020 Equity Offering that significantly strengthened our balance sheet, the Paycheck Protection Program (“PPP”) loan we obtained in April 2020, our enhanced debt capacity due to the debt refinancing in August 2020, the credit facility capacity increase and bridge financing in April 2021, and the funds we expect to receive related to the Employee Retention Tax Credit (“ERTC”, see Note 11, “Other Income” for details), were all designed to allow us to effectively execute these strategies. However, our efforts may not occur as quickly as we envision or be successful due to the long sales cycle in our industry, the corresponding time required to ramp up sales from new products, markets, and customers into this sales cycle, the timing of introductions of additional new products, significant competition, potential sales volatility given our customer concentration, interruptions and cost increases in the global supply chain, and the ongoing and lingering economic impact from the COVID-19 pandemic that had significantly diminished the interest and activities for our customers’ lighting retrofit projects until occupancy returns to more normal levels, among other factors. Additionally, global supply chain challenges are impacting our inventory purchasing strategy, leading to a buildup of inventory and components in an effort to manage both shortages of available components and longer lead times in obtaining components. Disruptions and cost increases in global logistics networks are also impacting our lead times and ability to efficiently and cost-effectively transport products from our third-party suppliers to our facility. As a result, we will continue to review and pursue selected external funding sources to ensure adequate financial resources to execute across the timelines required to achieve these objectives including, but not limited to, the following:
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
On August 17, 2020, we received a letter from the Listing Qualifications staff (the “Staff”) of The Nasdaq Stock Market (“Nasdaq”) notifying us that we were no longer in compliance with Nasdaq Listing Rule 5550(b)(1), which requires listed companies to maintain stockholders’ equity of at least $2,500,000 if they do not meet the alternative compliance standards relating to the market value of listed securities or net income from continuing operations (the “Minimum Stockholders’ Equity Rule”). Our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020, filed on August 13, 2020, reflected that our stockholders’ equity as of June 30, 2020 was $1,714,000. In addition, as of August 13, 2020, we did not meet the alternative compliance standards relating to the market value of listed securities or net income from continuing operations. On October 5, 2020, based on our timely submission of our plan to regain compliance, Nasdaq granted us an

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
extension through February 15, 2021, to regain compliance with the Minimum Stockholders’ Equity Rule, subject to our compliance with certain terms of the extension. In accordance with one part of the plan submitted to the Staff, we have successfully modified our outstanding warrants and are able to now classify the warrants within equity. At December 31, 2020, our stockholders’ equity was $4,255,000. On January 20, 2021, we received a letter from the Staff notifying us that, on a conditional basis, Nasdaq has determined that we have regained compliance with the Minimum Stockholders’ Equity Rule. At September 30, 2021, our stockholders’ equity was $4,502,000.
NOTE 4. INVENTORIES
Inventories are stated at the lower of standard cost (which approximates actual cost determined using the first-in, first-out cost method) or net realizable value, and consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Raw materials	$4,232	$2,695
Finished goods	6,409	5,840
Reserves for excess, obsolete, and slow-moving inventories	(2,886)	(2,894)
Inventories, net	$7,755	$5,641
The following is a roll-forward of the reserves for excess, obsolete, and slow-moving inventories (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Beginning balance	$(2,956)	$(3,326)	$(2,894)	$(3,645)
Accrual	34	(187)	(64)	(75)
Reduction due to sold inventory	36	121	72	288
Write-off for disposed inventory	—	(23)	—	17
Reserves for excess, obsolete, and slow-moving inventories	$(2,886)	$(3,415)	$(2,886)	$(3,415)

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
NOTE 5. PROPERTY AND EQUIPMENT
Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets and consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Equipment (useful life 3 to 15 years)	$1,308	$1,281
Tooling (useful life 2 to 5 years)	324	240
Vehicles (useful life 5 years)	83	47
Furniture and fixtures (useful life 5 years)	86	137
Computer software (useful life 3 years)	1,189	1,057
Leasehold improvements (the shorter of useful life or lease life)	169	169
Finance lease right-of-use asset	13	13
UV - Robots (useful life 5 years)	105	—
Projects in progress	68	140
Property and equipment at cost	3,345	3,084
Less: accumulated depreciation	(2,757)	(2,664)
Property and equipment, net	$588	$420
Depreciation expense was $43 thousand and $48 thousand for the three months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021 and 2020, depreciation expense was $143 thousand and $140 thousand, respectively.
NOTE 6. LEASES
The Company leases certain equipment, manufacturing, warehouse and office space under non-cancellable operating leases with expirations through 2026 under which it is responsible for related maintenance, taxes and insurance. The Company has one finance lease containing a bargain purchase option upon expiration of the lease in 2022. The lease term consists of the non-cancellable period of the lease, periods covered by options to extend the lease if the Company is reasonably certain to exercise the option, and periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise the option. As of January 21, 2021, the terms of one of these equipment operating leases has been extended through 2026. In accordance with Accounting Standard Codification 842, Leases (“Topic 842”), the related right-of-use asset and lease liability was updated at the time of modification in January 2021. The present value of the lease obligation for this lease was calculated using an incremental borrowing rate of 15.93%, which was the Company’s blended borrowing rate (including interest, annual facility fees, collateral management fees, bank fees and other miscellaneous lender fees) on its revolving lines of credit with Crossroads Financial Group, LLC (as described below in Note 7, “Debt”) and Factors Southwest L.L.C. (as described below in Note 7, “Debt”). The present value of the remaining lease obligation was calculated using an incremental borrowing rate of 7.25% (which excludes the annual facility fee and other lender fees), which was the Company’s borrowing rate on its former revolving line of credit with Austin Financial Services, Inc. (the “Austin Credit Facility”). The weighted average remaining lease term for operating and finance leases is 1.4 years and 0.6 years, respectively.
The Company had one restructured lease with a sub-lease component for the New York, New York office that was closed in 2017. The lease expired in June 2021. As part of the lease agreement, there was $0.3 million in restricted cash in other current assets on the accompanying Condensed Consolidated Balance Sheets as of December 31, 2020, which represented collateral against the related letter of credit issued as part of this agreement. Per the terms of the lease agreement, the restrictions on the cash were lifted in September 2021 and the cash was returned to the Company.
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

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
as has been done since the cease use date in 2017. For additional information regarding treatment of leases please refer to Note 4, “Leases,” included under Item 8, “Financial Statements and Supplementary Data,” of our 2020 Annual Report.
There were no finance lease costs recognized in net loss for the three and nine months ended September 30, 2021 and 2020. Components of the operating and restructured lease costs recognized in net loss for the three and nine months ended September 30, 2021 and 2020, were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Operating lease cost (income)
Sub-lease income	$(25)	$(26)	$(87)	$(80)
Lease cost	139	148	423	451
Operating lease cost, net	114	122	336	371

Restructured lease cost (income)
Sub-lease income	—	(68)	(136)	(204)
Lease cost	—	59	109	180
Restructured lease income, net	—	(9)	(27)	(24)

Total lease cost, net	$114	$113	$309	$347
Supplemental balance sheet information related to the Company’s operating and finance leases as of September 30, 2021 and December 31, 2020 are as follows (in thousands):

	September 30, 2021	December 31, 2020
Operating Leases
Operating lease right-of-use assets	$419	$794
Restructured lease right-of-use assets	—	107
Operating lease right-of-use assets, total	419	901

Operating lease liabilities	505	916
Restructured lease liabilities	—	168
Operating lease liabilities, total	505	1,084

Finance Leases
Property and equipment	13	13
Allowances for depreciation	(11)	(9)
Finance lease assets, net	2	4

Finance lease liabilities	1	4
Total finance lease liabilities	$1	$4

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
Future minimum lease payments required under operating and finance leases for each of the 12-month rolling periods below in effect at September 30, 2021 are as follows (in thousands):

	Operating Leases	Finance Lease
October 2021 to September 2022	$488	$1
October 2022 to September 2023	19	—
October 2023 to September 2024	8	—
October 2024 to September 2025	3	—
October 2025 to September 2026	2	—
Total future undiscounted lease payments	520	1
Less imputed interest	(15)	—
Total lease obligations	$505	$1
Supplemental cash flow information related to leases for the three and nine months ended September 30, 2021 and 2020, was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Supplemental cash flow information
Cash paid, net, for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$161	$134	$421	$401
Operating cash flows from restructured leases	$—	$17	$35	$52
Financing cash flows from finance leases	$1	$1	$3	$3

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
NOTE 7. DEBT
Credit facilities
On August 11, 2020, we entered into two debt financing arrangements (together, the “Credit Facilities”) that allow for expanded borrowing capacity at a lower blended borrowing cost. The first arrangement is an inventory financing facility (the “Inventory Facility”) pursuant to the Loan and Security Agreement (the “Inventory Loan Agreement”) between the Company and Crossroads Financial Group, LLC, a North Carolina limited liability company (the “IF Lender”). Borrowings under the original Inventory Facility were permitted up to the lower of (i) $3.0 million, which amount was subsequently increased to $3.5 million as described below, and (ii) a borrowing base determined from time to time based on the value of the Company’s eligible inventory, valued at 75% of inventory costs or 85% of the inventory net orderly liquidation value, less the availability reserves. On April 20, 2021, the Company and the IF Lender entered into an amendment to the Inventory Loan Agreement to increase the maximum amount that may be available to the Company from $3.0 million to $3.5 million, subject to the borrowing base as set forth in the Inventory Loan Agreement. The outstanding indebtedness under the Inventory Facility accrues at an annual rate equal to the greater of (i) 5.75% and (ii) 4.00% plus the three (3) month LIBOR rate and is also subject to a service fee of 1% per month. The annualized interest rate at September 30, 2021 and December 31, 2020, which includes interest fees, the annual facility fee, bank fees and other miscellaneous lender fees, was 22.4% and 23.6%, respectively. The Inventory Facility’s interest and service fees combined amount is subject to a minimum monthly fee of $18 thousand. There would be no breakage fee for the Company for the Inventory Facility if the Company were to refinance it with an American Bankers Association (“ABA”) equivalent institution after August 11, 2021. The Inventory Facility is secured by substantially all of the present and future assets of the Company and is also governed by an intercreditor agreement among the Company, the IF Lender and the RF Lender (defined below). The Inventory Facility matures on August 11, 2022, subject to early termination upon 90 days’ notice and otherwise in accordance with the terms of the Inventory Loan Agreement. The term is automatically extended in successive one (1) year increments unless terminated by either party in accordance with the Inventory Loan Agreement. On April 20, 2021, the Company and the IF lender entered into an amendment to the Inventory Loan Agreement to increase the maximum amount that may be available to the Company from $3.0 million previously to $3.5 million, subject to the borrowing base as set forth in the Inventory Loan Agreement.
The second arrangement is a receivables financing facility (the “Receivables Facility”) pursuant to the Loan and Security Agreement (the “Receivables Loan Agreement”) between the Company and Factors Southwest L.L.C. (d/b/a FSW Funding), an Arizona limited liability company (the “RF Lender”). Borrowings under the Receivables Facility are permitted up to the lower of (i) $2.5 million or (ii) a borrowing base determined from time to time based on the value of the Company’s eligible accounts receivable, valued at 90% of the face value of such accounts receivable, less availability reserves, if any. Interest on outstanding indebtedness under the Receivables Facility accrues at an annual rate equal to (i) the highest prime rate announced from time to time by the Wall Street Journal plus (ii) 2%. At September 30, 2021 and December 31, 2020, the annualized interest rate, which includes interest fees and the annual facility fee, was 8.0% and 7.9%, respectively. The annualized interest rate on the collateral management fee was 6% at both September 30, 2021 and December 31, 2020. The Receivables Facility is also secured by substantially all of the present and future assets of the Borrower and is also governed by an intercreditor agreement among the Company, the IF Lender and the RF Lender. A $25 thousand, or 1%, facility fee was charged at closing. There would be no breakage fee for the Company for the Receivables Facility if the Company were to refinance it with an ABA equivalent institution. The Receivables Facility matures on August 11, 2022, subject to early termination in accordance with the terms of the Receivables Loan Agreement, provided that the term is automatically extended in successive one (1) year increments unless terminated by either party in accordance with the Receivables Loan Agreement.
Borrowings under the Inventory Facility were $1.4 million and $1.3 million at September 30, 2021 and December 31, 2020, respectively. Borrowings under the Receivables Facility were $1.3 million and $1.0 million at September 30, 2021 and December 31, 2020, respectively. These facilities are recorded in the Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020 as a current liability under the caption “Credit line borrowings.” Outstanding balances include unamortized net issuance costs totaling $0.1 million for the Inventory Facility and $14 thousand for the Receivables Facility as of September 30, 2021, and $0.1 million for the Inventory Facility and $40 thousand for the Receivables Facility as of December 31, 2020.
The Credit Facilities replaced the Austin Credit Facility that was entered into on December 11, 2018, and was secured by a lien on our assets. The Austin Credit Facility was a three year, $5.0 million revolving line of credit. Interest on advances under the line was due monthly at the “Prime Rate,” as published by the Wall Street Journal from time to time, plus a

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
margin of 2%. Additionally, an annual facility fee of 1% on the entire $5.0 million amount of the Austin Credit Facility was due at the beginning of each of the three years that the Austin Credit Facility was outstanding and a 0.5% collateral management fee on the average outstanding loan balance was payable monthly. On August 11, 2020, we paid $1.4 million to close the Austin Credit Facility, which included a $100 thousand termination fee. Additionally, we wrote off $59 thousand of the remaining related debt acquisition costs. For additional information regarding the Austin Credit Facility, please refer to Note 9, “Debt,” included under Item 8, “Financial Statements and Supplementary Data,” of our 2020 Annual Report.
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
The total liability for the Streeterville Note, net of discount and financing fees, was $1.6 million at September 30, 2021. Unamortized loan discount and debt issuance costs were $0.1 million at September 30, 2021.
In the event our common stock is delisted from Nasdaq, the amount outstanding under the Streeterville Note will automatically increase by 15% as of the date of such delisting.
PPP Loan
On April 17, 2020, the Company was granted a loan from KeyBank National Association (“KeyBank”) in the amount of approximately $795 thousand, pursuant to the PPP under Division A of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020. The funds were received on April 20, 2020 and accrued interest at a rate of 1% per annum. At December 31, 2020, $529 thousand was classified as short-term debt and $266 thousand was classified as long-term debt on the Company’s Consolidated Balance Sheet. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. The entire principal balance and interest were forgiven by the Small Business Administration (“SBA”) on February 11, 2021. The $801 thousand forgiveness income was recorded as other income in the Consolidated Statements of Operations during the nine months ended September 30, 2021.
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
September 30, 2021
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
The total liability for the Iliad Note, excluding financing fees, was $0.2 million at September 30, 2020. Unamortized loan discount and debt issuance costs were $0.1 million at September 30, 2020.
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
NOTE 8. INCOME TAXES
As a result of the operating loss incurred during each of the three and nine months ended September 30, 2021 and 2020, and after the application of the annual limitation set forth under Section 382 of the Internal Revenue Code of 1986, as amended (the “IRC”), it was not necessary to record a provision for U.S. federal income tax.
At September 30, 2021 and December 31, 2020, we had a full valuation allowance recorded against our deferred tax assets.
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

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
NOTE 9. STOCKHOLDERS’ EQUITY
June 2021 Equity Offering
In June 2021, we completed a registered direct offering of 990,100 shares of our common stock to certain institutional investors, at a purchase price of $5.05 per share. We paid the placement agent commissions of $400 thousand, plus $51 thousand in expenses, in connection with the June 2021 Equity Offering and we also paid legal and other fees of $19 thousand related to the offering. Total offering costs of $470 thousand have been presented as a reduction of additional paid-in capital and have been netted within equity in the Condensed Consolidated Balance Sheet as of September 30, 2021. Net proceeds to us from the June 2021 Equity Offering were approximately $4.5 million.
Preferred Stock
Pursuant to the terms of the Convertible Notes, on January 16, 2020, following approval by our stockholders of certain amendments to the Certificate of Incorporation, the principal amount of all of the Convertible Notes and the accumulated interest thereon at the date of conversion (totaling $1.8 million) were converted at a conversion price of $0.67 per share into an aggregate of 2,709,018 shares of the Company’s Series A Preferred Stock, which is convertible on a one-for-five basis into shares of our common stock. During the year ended December 31, 2020, 111,548 shares of the Series A Preferred Stock were converted into 22,310 shares of common stock. On April 1, 2021, 1,721,023 shares of Series A Preferred Stock were converted into 344,205 shares of common stock. The Series A Preferred Stock that was converted in 2021 was held by a Schedule 13D ownership group (under Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, and Rule 13d-5 promulgated thereunder) that includes Fusion Park LLC (“Fusion Park”) and 5 Elements Global Fund L.P. (controlled affiliates of James Tu, the Company's Executive Chairman and Chief Executive Officer), as well as Brilliant Start Enterprise Inc. (“Brilliant Start”) and Jag International Ltd. (controlled affiliates of Gina Huang, a member of the Company's board of directors). Upon conversion of their respective shares of Series A Preferred Stock, Fusion Park and Brilliant Start received 184,851 and 159,354 shares, respectively, of the Company’s common stock.
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
September 30, 2021
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
Proportional adjustments were made to the conversion and exercise prices of our outstanding warrants and stock options, and to the number of shares issued and issuable under our stock incentive plans in connection with the reverse stock split. The financial statements for the nine months ended September 30, 2020 have been retroactively adjusted to reflect the reverse stock split. Preferred shares outstanding were not affected by the reverse stock split and, as such, those shares have not been adjusted.
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
Warrants to purchase an aggregate of 310,860 shares remain outstanding at September 30, 2021 with a weighted average exercise price of $3.59 per share. The exercise of warrants could provide us with cash proceeds of up to $1.1 million in the aggregate if all warrants are exercised. During the nine months ended September 30, 2021, 156,446 warrants were exercised resulting in total proceeds of $527 thousand.
As of September 30, 2021, we had the following outstanding warrants to purchase shares of common stock:

	Number of Underlying Shares	Exercise Price	Expiration
Investor Warrants	269,180	$3.3700	January 13, 2025
Placement Agent Warrants	41,680	$4.9940	January 13, 2025
	310,860

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
As of September 30, 2020, we had the following outstanding warrants to purchase shares of common stock:

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
The following table summarizes stock-based compensation expense and the impact it had on operations for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Cost of sales	$2	$1	$7	$2
Product development	2	3	10	5
Selling, general, and administrative	35	31	370	89
Total stock-based compensation	$39	$35	$387	$96
Total unearned stock-based compensation was $0.3 million at September 30, 2021, compared to $0.2 million at September 30, 2020. These costs will be charged to expense and amortized on a straight-line basis in future periods. The weighted average period over which the unearned compensation at September 30, 2021 is expected to be recognized is approximately 2.9 years.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
Stock options
The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. Estimates utilized in the calculation include the expected life of the option, risk-free interest rate, and expected volatility, and are further detailed below.

	Nine months ended September 30,
	2021	2020
Fair value of options issued	$4.18	$2.00
Exercise price	$5.39	$2.61
Expected life of options (in years)	6.2	6.2
Risk-free interest rate	0.8%	0.7%
Expected volatility	96.5%	93.5%
Dividend yield	0.0%	0.0%
A summary of option activity under all outstanding stock incentive plans for the nine months ended September 30, 2021 is presented as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)
Balance at December 31, 2020	221,450	$3.45
Granted	76,900	5.39
Canceled/forfeited	(35,287)	5.43
Expired	(1,500)	53.50
Balance at September 30, 2021	257,338	$3.49	8.4

Vested and expected to vest at September 30, 2021	218,795	$3.43	8.3

Exercisable at September 30, 2021	78,156	$3.48	7.8
Restricted stock units
A summary of restricted stock unit activity under all outstanding stock incentive plans for the nine months ended September 30, 2021 is presented as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in years)
Balance at December 31, 2020	4,480	$8.64
Granted	50,000	5.26
Vested	(52,080)	5.46
Balance at September 30, 2021	2,400	$7.14	9.0

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
NOTE 10. COMMITMENTS AND CONTINGENCIES
Purchase Commitments
As of September 30, 2021, we had approximately $2.9 million in outstanding purchase commitments for inventory. Of this amount, approximately $2.6 million is expected to ship in the fourth quarter of 2021, with the balance expected to ship in the first quarter of 2022 and thereafter.
NOTE 11. OTHER INCOME
Employee Retention Tax Credit
The CARES Act, which was enacted on March 27, 2020, provides an ERTC that is a refundable tax credit against certain employer taxes. The ERTC was subsequently amended by the Taxpayer Certainty and Disaster Tax Relief Act of 2020, the Consolidated Appropriation Act of 2021, and the American Rescue Plan Act of 2021, all of which amended and extended the ERTC availability and guidelines under the CARES Act. Following these amendments, we and other businesses became retroactively eligible for the ERTC, and as a result of the foregoing legislation, are eligible to claim a refundable tax credit against the employer share of Social Security taxes equal to seventy percent (70%) of the qualified wages paid to employees between December 31, 2020, and December 31, 2021. Qualified wages are limited to $10,000 per employee per calendar quarter in 2021 for a maximum allowable ERTC per employee of $7,000 per calendar quarter in 2021.
For purposes of the amended ERTC, an eligible employer is defined as having experienced a significant (20% or more) decline in gross receipts during each 2021 calendar quarter when compared with the same quarter in 2019 or the immediately preceding quarter to the corresponding calendar quarter in 2019. The credit is taken against the Company’s share of Social Security Tax when the Company’s payroll provider files, or subsequently amends the applicable quarterly employer tax filings.
Under the amended guidelines, we are eligible to receive the ERTC for the second and third quarters of 2021. As part of the filing of our employer tax filings for the third quarter of 2021, we expect to receive a refund of $431 thousand, and we plan to amend our filing for the second quarter of 2021, for which we expect to receive an additional refund of approximately $431 thousand. These amounts are recorded as other income in the Consolidated Statements of Operations during the three and nine months ended September 30, 2021, and included in prepaid and other current assets in the Consolidated Balance Sheet as of September 30, 2021.
PPP Loan
On April 17, 2020, the Company was granted a loan from KeyBank in the amount of approximately $795 thousand, pursuant to the PPP under the CARES Act, which was enacted on March 27, 2020. The funds were received on April 20, 2020 and accrued interest at a rate of 1% per annum. At December 31, 2020, $529 thousand was classified as short-term debt and $266 thousand was classified as long-term debt on the Company’s Consolidated Balance Sheet. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. The entire principal balance and interest were forgiven by the SBA on February 11, 2021. The $801 thousand forgiveness income was recorded as other income in the Consolidated Statements of Operations during the nine months ended September 30, 2021.

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
Overview
Energy Focus, Inc. engages primarily in the design, development, manufacturing, marketing and sale of energy-efficient light-emitting diode (“LED”) lighting systems and controls and development of ultraviolet-C light disinfection (“UVCD”) products. We develop, market and sell high quality LED lighting and controls products and UVCD products in the commercial market and military maritime market (“MMM”), and expect to expand our offerings into the consumer market starting in the fourth quarter of 2021. Our mission is to enable our customers to run their facilities, offices and homes with greater energy efficiency, productivity, and human health through advanced LED retrofit and UVCD solutions. Our goal is to be the LED and human-centric lighting (“HCL”) technology and market leader for the most demanding applications where performance, quality, value, environmental impact and health are considered paramount. We specialize in LED lighting retrofit by replacing fluorescent, high-intensity discharge lighting and other types of lamps and fixtures in institutional buildings for primarily indoor lighting applications with our innovative, high-quality commercial and military tubular LED (“TLED”) products, as well as other LED and lighting control products for commercial and consumer applications. In late 2020, we announced the launch of our UVCD product portfolio, which is being brought to market throughout the fourth quarter of 2021 and into 2022.
Net sales decreased 43% for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, primarily driven by a 55% decrease in military sales period-over-period, and a decrease in net sales of our commercial products of 17% for the nine months ended September 30, 2021 as compared to the prior year period. The sales cycles for the MMM is dependent on many factors, including the availability of government funding, the timing and fulfillment of U.S. Navy awards, new ship construction, diversion of funds to other government needs, and the timing of vessel maintenance schedules, and our financial results reflect volatility from fluctuations in the timing, pace and size of MMM projects. The sales cycles for our commercial target markets can range from several months to over one year and our financial results reflect volatility from the continued fluctuations in the timing, pace and size of commercial projects due to, among other reasons, the ongoing effects on our customers of the coronavirus (“COVID-19”) pandemic.
Operating losses increased by $3.1 million, or 98%, in the first nine months of 2021 over the first nine months of 2020. The Company’s results reflect the challenges due to long and unpredictable sales cycles, delays in customer retrofit budgets and project starts, and supply chain issues exacerbated by the continuing effects of the COVID-19 pandemic. We have been challenged by continuing and intensifying aggressive price competition in the lighting industry, particularly in our retrofit market. We continued to incur losses and we have a substantial accumulated deficit, which continues to raise substantial doubt about our ability to continue as a going concern at September 30, 2021.
The COVID-19 pandemic in particular has, and may continue to have, a significant economic and business impact on our company. In the first three quarters of 2021, following a slowdown throughout 2020, we have seen a continuing weakness in commercial sales as our customers in the healthcare, education, and commercial and industrial sectors delayed order placements in reaction to the ongoing impacts of the COVID-19 pandemic that caused our customers to suspend or postpone lighting retrofit projects due to budget and occupancy uncertainties.
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
Because the situation continues to evolve, we cannot reasonably estimate the ultimate impact to our business, results of operations, cash flows and financial position that the COVID-19 pandemic may have. Continuation of the COVID-19 pandemic and government actions in response thereto could cause further disruptions to our operations and the operations of our customers, suppliers and logistics partners and could significantly adversely affect our near-term and long-term revenues, earnings, liquidity and cash flows. We will remain agile as an organization to respond to potential or continuing weakness in the macro environment and in the meantime expand sales channels and enter new markets, such as the UVCD and consumer markets, that we believe will provide additional growth opportunities.
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
We launched our patented EnFocusTM platform during the second quarter of 2020 and, despite the ongoing, significant delay and slowdown in our customers’ lighting projects following the impacts of the COVID-19 pandemic, we continue to receive positive feedback from existing, new, and potential new customers. The EnFocusTM platform offers two immediately available product lines: EnFocusTM DM, which provides a dimmable lighting solution, and EnFocusTM DCT, which provides both a dimmable and color tunable lighting solution. EnFocusTM enables buildings to have dimmable, color tunable and circadian-ready lighting using existing wiring, without requiring laying additional data cables or any wireless communication systems, through a relatively simple upgrade with EnFocusTM switches and tubular LEDs, a far more secure, affordable and environmentally sustainable solution compared with replacing entire lighting fixtures and incorporating additional wired or wireless communication. In addition, we recently announced plans for the second generation of EnFocusTM switches and the award-winning SuncycleTM circadian lighting system for both commercial and residential markets, which we plan to launch in early 2022.
In addition, in response to the COVID-19 pandemic and an anticipated increase in sanitation and hygiene demand for buildings, facilities and homes, we have been developing advanced UVCD air and surface disinfection products for both consumer as well as the commercial and industrial markets. We announced the following UVCD products beginning in the fourth quarter of 2020: abUVTM circadian lighting and UVCD air disinfection integrated troffers controlled by the EnFocusTM platform technology; nUVoTM Tower portable air disinfection device for offices and homes; nUVoTM Traveler portable personal air disinfection device; and mUVeTM autonomous robot designed for surface disinfection. The nUVoTM Tower and nUVoTM Traveler are expected to be available in the fourth quarter of 2021, and the abUVTM and mUVeTM are expected to be available in the first half of 2022.
In our MMM business, significant efforts undertaken to reduce costs in our product offerings have positioned us to be more competitive along with improved production efficiencies. Such efforts allowed us to continue to win bids and proposals that helped grow our MMM sales throughout 2020, offsetting some of the weakness being experienced in our commercial business that year. In addition, during the fourth quarter of 2020, we became an approved supplier for the General Services Administration (“GSA”) and our products are now listed in the GSA website for all federal and military agencies to view and order our products. While we continue to aggressively seek to increase sales of our commercial products, the MMM business offers us continued sales opportunities, in addition to validating our product quality and strengthening our brand trust in the marketplace. However, due to product mix impacts resulting from the continued impact of the COVID-19 pandemic on commercial sales, our current financial results are primarily driven by, and reflect volatility in, our MMM sales. In the first three quarters of 2021, our MMM business continued to face challenges resulting from the delayed availability of government funding and the timing of U.S. Navy awards. We continue to pursue opportunities from the U.S. Navy and the government sector to minimize such volatility.
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
At September 30, 2021, we had $0.4 million in cash and a total of $4.3 million of debt. Total debt at September 30, 2021 included $1.4 million outstanding under our inventory financing facility (the “Inventory Facility”), $1.3 million outstanding under our receivables financing facility (the “Receivables Facility” and, together with the Inventory Facility, the “Credit Facilities”) and $1.6 million outstanding on the Streeterville Note (as defined below). At September 30, 2021, we had additional availability of $1.6 million under the Inventory Facility and $0.1 million under the Receivables Facility, for a total of $1.7 million of additional availability. Previously, on April 20, 2021, we entered into an amendment to the Loan and Security Agreement governing the Inventory Facility (the “Inventory Loan Agreement”) to increase the maximum amount that may be available to the Company from $3.0 million previously to $3.5 million, subject to the borrowing base as set forth in the Inventory Loan Agreement.
In June 2021, we completed a registered direct offering of 990,100 shares of our common stock to certain institutional investors, at a purchase price of $5.05 per share (the “June 2021 Equity Offering”). We paid the placement agent commissions of $400 thousand, plus $51 thousand in expenses, in connection with the June 2021 Equity Offering and we also paid legal and other fees of $19 thousand related to the offering. Total offering costs of $470 thousand have been presented as a reduction of additional paid-in capital and have been netted within equity in the Condensed Consolidated Balance Sheet as of September 30, 2021. Net proceeds to us from the June 2021 Equity Offering were approximately $4.5 million.
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

Results of operations
The following table sets forth items in our Condensed Consolidated Statements of Operations as a percentage of net sales for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	79.5	76.9	79.8	71.3
Gross profit	20.5	23.1	20.2	28.7

Operating expenses:
Product development	14.7	6.7	19.1	7.6
Selling, general, and administrative	71.6	33.6	86.5	45.9
Restructuring	—	(0.3)	(0.3)	(0.3)
Total operating expenses	86.3	40.0	105.3	53.2
Loss from operations	(65.8)	(16.9)	(85.1)	(24.5)

Other expenses (income):
Interest expense	6.4	2.1	7.0	2.6
Gain on forgiveness of PPP loan	—	—	(10.7)	—
Loss on extinguishment of debt	—	2.7	—	1.2
Other income - employee retention tax credit	(31.4)	—	(11.6)	—
(Gain) loss from change in fair value of warrants	—	(2.6)	—	17.4
Other expenses	0.5	0.4	0.6	0.5

Net income before income taxes
Benefit from income taxes	—	—	—	—
Net loss	(41.3)%	(19.5)%	(70.4)%	(46.2)%

Net sales
A further breakdown of our net sales is presented in the following table (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Commercial	$1,522	$1,456	$3,513	$4,250
MMM products	1,227	4,508	3,947	8,832
Total net sales	$2,749	$5,964	$7,460	$13,082
Net sales of $2.7 million for the third quarter of 2021 decreased 54% compared to third quarter of 2020 net sales of $6.0 million, primarily driven by a decrease in MMM product sales. Net MMM product sales decreased in the third quarter of 2021 compared to the same period in 2020, mainly due to availability of government funding and the delayed timing of expected orders as well as a large military contract fulfilled during the third quarter of 2020.
Net sales of $7.5 million for the first nine months of 2021 decreased 43% compared to the same period in 2020, primarily driven by a decrease in MMM product sales and somewhat by reduced commercial sales. Net sales of our MMM products decreased mainly due to availability of government funding and the delayed timing of expected orders in the first nine months of 2021. Net sales of our commercial products decreased in the first nine months of 2021 compared to the same period of 2020, reflecting (i) a decrease in sales, caused by delayed orders that have occurred mainly in the healthcare, education, commercial and industrial sectors because of the macroeconomic slowdown and purchasing decisions being put on hold due to the COVID-19 pandemic, (ii) lower sales from our agency network, which was also impacted by the COVID-19 pandemic, and (iii) fluctuations in the timing, pace and size of commercial projects.
Gross profit
Gross profit was $0.6 million, or 20.5% of net sales, for the third quarter of 2021, compared to $1.4 million, or 23.1% of net sales, for the third quarter of 2020. Gross margin for the third quarter of 2021 included favorable price and usage variances for material and labor of $0.1 million, or 2.6% of net sales, and favorable inventory and warranty reserves of $0.1 million, or 2.0% of net sales. Gross margin for the third quarter of 2020 included favorable price and usage variances for material and labor of $0.4 million, or 7.2% of net sales.
Gross profit was $1.5 million, or 20.2% of net sales, for the first nine months of 2021 compared to $3.8 million, or 28.7% of net sales, for the first nine months of 2020. The decrease was primarily related to product mix and included favorable price and usage variances for material and labor of $0.6 million, or 8.6% of net sales, and unfavorable inventory and warranty reserves recorded of $0.1 million, or 0.8% of net sales. The gross margin for the first nine months of 2020 was primarily a result of unexpected additional manufacturing costs as a result of supply chain challenges relating primarily to our MMM products, which adversely impacted our gross profit by approximately 2.1% of net sales. The remaining increase was primarily related to relatively higher profit margin of sold product, favorable price and usage variances for material and labor of $0.7 million, or 5.5% of net sales, and favorable inventory reserves recorded of $0.4 million, or 3.0% of net sales.
Operating expenses
Product development
Product development expenses include salaries and related expenses, contractor and consulting fees, legal fees, supplies and materials, as well as overhead, such as depreciation and facility costs. Product development costs are expensed as they are incurred.
Product development expenses were $0.4 million for the third quarter of 2021, flat compared to the third quarter of 2020. Product development expenses mainly relate to the development and launch of our UVCD product portfolio.
Product development expenses were $1.4 million for the first nine months of 2021, a $0.4 million increase compared to $1.0 million for the first nine months of 2020. The increase is primarily related to payroll expense and product testing associated with the development and launch of our UVCD product portfolio.
Selling, general and administrative
Selling, general and administrative expenses were $2.0 million for the third quarter of 2021, flat as compared to the third quarter of 2020. The primary drivers of expenses in both the third quarter of 2021 and third quarter of 2020 were $0.9 million in payroll and payroll related expenses, $0.1 million in marketing, advertising and related expenses, $0.3 million in dues and fees, supplies, utilities and rent, software contracts, and miscellaneous taxes, $0.1 million in commissions and employee bonuses, $0.1 million in insurance expense and $0.1 million in external reporting expenses. For the third quarter of 2021, professional, legal, consulting and recruiting fees were $0.2 million as compared to $0.4 million in the third quarter of 2020.
Selling, general and administrative expenses were $6.5 million for the first nine months of 2021, compared to $6.0 million for the first nine months of 2020. The increase is primarily due to increases in payroll of $0.5 million, stock compensation expense of $0.3 million, and marketing, advertising and related expenses of $0.2 million as well as a total of $0.4 million for dues and fees, supplies, utilities and rent, software contracts, commissions and miscellaneous taxes. These increases were partially offset by decreases of $0.5 million in professional service fees, $0.2 million in employee bonuses, $0.1 million in recruiting fees and $0.1 million in external reporting fees.
Restructuring
For the three months ended September 30, 2021, we recorded nominal restructuring expense and for the three months ended September 30, 2020, we recorded restructuring credits totaling approximately $16 thousand. For the nine months ended September 30, 2021 and 2020, we recorded restructuring credits totaling approximately $21 thousand and $44 thousand, respectively. All restructuring costs are related to the cost and offsetting sub-lease income for the lease obligations for the former New York, New York office, which ended as of June 30, 2021.

Interest expense
Interest expense was $0.2 million for the third quarter of 2021, compared to interest expense of $0.1 million for the third quarter of 2020. The increase in interest expense of $0.1 million is primarily related to interest pursuant to the Credit Facilities as well as the Streeterville note. The actual cash interest paid in the third quarter of 2021 was $95 thousand compared to $40 thousand in the third quarter of 2020.
Interest expense was $0.5 million for the first nine months of 2021, compared to interest expense of $0.3 million for the first nine months of 2020. The increase in interest expense of $0.2 million was primarily related to fees associated with the increase in the borrowing capacity on the Inventory Facility during the second quarter of 2021. The actual cash interest paid for the nine months ended September 30, 2021 was $0.3 million compared to $0.1 million for the nine months ended September 30, 2020.
Employee Retention Tax Credit
We recognized other income of $0.9 million during the third quarter 2021, which represents the refund amount we expect to receive from the Employee Retention Tax Credit (“ERTC”) for which we became eligible. The expected refund is related to eligible expenses incurred during the second and third quarters of 2021.
Gain on forgiveness of PPP loan
Forgiveness income of $0.8 million related to the Paycheck Protection Program (“PPP”) loan taken out during 2020 and forgiven in 2021 was recognized during the first quarter 2021.
Loss on extinguishment of debt
A loss of $159 thousand on the extinguishment of our former revolving line of credit with Austin Financial Services, Inc. (the “Austin Credit Facility”) was recognized during the three and nine months ended September 30, 2020, consisting of a $100 thousand termination fee and the write-off of the remaining related debt acquisition costs of $59 thousand.
Loss from change in fair value of warrants
A loss of $2.3 million was recognized during the nine months ended September 30, 2020 for the market value change in our warrant liabilities. The loss recognized in the first nine months of 2020 was a result of the revaluation of the warrant liability using the market price of the Company’s common stock at September 30, 2020 versus the market price of the Company’s common stock at the time of initial issuance of the warrants (January 13, 2020). The terms of the warrants were amended in December 2020 such that they were reclassified as equity, and no warrant liability exists at September 30, 2021. As such, there is no related gain or loss recorded for the nine months ended September 30, 2021.
Other expenses
Other expenses were $15 thousand for the third quarter of 2021, compared to other expenses of $25 thousand for the third quarter of 2020. Other expenses were $47 thousand for the nine months ended September 30, 2020 compared to other expenses of $67 thousand for the nine months ended September 30, 2020. Other expenses are mainly comprised of bank and collateral management fees.

Provision for income taxes
Due to the operating losses incurred during the three and nine months ended September 30, 2021 and 2020, and after application of the annual limitation set forth under Section 382 of the Internal Revenue Code of 1986, as amended, it was not necessary to record a provision for U.S. federal income tax or various state income taxes as income tax benefits are fully offset by a valuation allowance recorded. The Company recorded a 2019 provision to return benefit of $2 thousand for various state income tax returns filed during the period ended September 30, 2020.
Net loss
For the three months ended September 30, 2021, our net loss of $1.1 million was flat when compared to the net loss for the three months ended September 30, 2020. The decrease in gross profit of $0.8 million was offset entirely by the other income recorded related to the ERTC.

For the nine months ended September 30, 2021, our net loss was $5.3 million compared to $6.0 million for the nine months ended September 30, 2020. The decrease in the net loss was primarily driven by a decrease in gross profit of $2.2 million, increases in product development costs of $0.4 million, increases in selling, general and administrative costs of $0.5 million and increases in interest costs of $0.2 million. These cost increases were offset by other income of $0.9 million relating to the ERTC, the gain on the forgiveness of the PPP loan of $0.8 million, and the first nine months of 2021 do not reflect the impact of the $2.3 million loss from the fair value of warrants, which occurred during the nine months ended September 30, 2020.
Financial condition
At September 30, 2021, we had $0.4 million in cash and a total of $4.3 million of debt, including $1.4 million outstanding under our Inventory Facility and $1.3 million outstanding under our Receivables Facility, and $1.5 million outstanding on the Streeterville Note. At September 30, 2021, we had additional availability of $1.6 million under the Inventory Facility and $0.1 million under the Receivables Facility, for a total of $1.7 million of additional availability. We have historically incurred substantial losses, and as of September 30, 2021, we had an accumulated deficit of $136.1 million. Additionally, our sales have been concentrated among a few major customers and for the nine months ended September 30, 2021, three customers accounted for approximately 60% of net sales.
As a result of the restructuring actions and initiatives described above, we have previously reduced our operating expenses to be more commensurate with our expected sales volumes. However, we continue to incur losses and have a substantial accumulated deficit, and substantial doubt about our ability to continue as a going concern continues to exist at September 30, 2021.
Throughout 2020 and the first nine months of 2021, we have continued to evaluate and assess strategic options as we seek to achieve profitability. We plan to continue to develop advanced lighting and lighting control technologies and introduce impactful new products surrounding EnFocusTM, a breakthrough lighting control platform we officially launched during the second quarter of 2020, and our SuncycleTM circadian lighting system, which we plan to launch in early 2022. Additionally, during the last quarter of 2020, we announced newly developed UVCD products for consumer as well as commercial and industrial markets, of which two products are expected to be available in the fourth quarter of 2021, and two products are expected to be available in early 2022.
We plan to achieve profitability through growing our sales, through existing lighting and new lighting control and UVCD products, and by continuing to refine and execute on our multi-channel sales strategy that targets key verticals, such as government, healthcare, education, and commercial and industrial, complemented by our marketing outreach campaigns and expanding channel partnerships, as well as our emerging consumer market focus.
As described in Note 9, “Stockholders’ Equity,” included under Part I, Item 1, “Financial Statements,” of this Quarterly Report, we raised approximately $4.5 million of net proceeds from the June 2021 Equity Offering and, in January 2020, we raised approximately $2.3 million of net proceeds upon the issuance common stock and warrants (the “January 2020 Equity Offering”). In April 2021, we obtained approximately $1.5 million of net proceeds from bridge financing and separately increased the capacity of the Inventory Facility, which allows for expanded borrowing capacity under the Credit Facilities entered into in August 2020 as described in Note 7, “Debt,” included under Part I, Item 1, “Financial Statements,” of this Quarterly Report.
The restructuring and cost cutting initiatives implemented during 2020 and continued into 2021, as well as the June 2021 Equity Offering and January 2020 Equity Offering that significantly strengthened our balance sheet, the Paycheck Protection Program (“PPP”) loan we obtained in April 2020, our enhanced debt capacity due to the debt refinancing in August 2020, the credit facility capacity increase and bridge financing in April 2021, and the funds we expect to receive related to the Employee Retention Tax Credit (“ERTC”, see Note 11, “Other Income” for details), were all designed to allow us to effectively execute these strategies. However, our efforts may not occur as quickly as we envision or be successful due to the long sales cycle in our industry, the corresponding time required to ramp up sales from new products, markets, and customers into this sales cycle, the timing of introductions of additional new products, significant competition, potential sales volatility given our customer concentration, interruptions and cost increases in the global supply chain, and the ongoing and lingering economic impact from the COVID-19 pandemic that had significantly diminished the interest and activities for our customers’ lighting retrofit projects until occupancy returns to more normal levels, among other factors. Additionally, global supply chain challenges are impacting our inventory purchasing strategy, leading to a buildup of inventory and components in an effort to manage both shortages of available components and longer lead times in obtaining components. Disruptions and cost increases in global logistics networks are also impacting our lead times and ability to efficiently and cost-effectively transport products from our third-party suppliers to our facility. As a result, we will continue to review and pursue selected external funding sources to ensure adequate financial resources to execute across the timelines required to achieve these objectives including, but not limited to, the following:
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
On August 17, 2020, we received a letter from the Listing Qualifications staff (the “Staff”) of The Nasdaq Stock Market (“Nasdaq”) notifying us that we are no longer in compliance with Nasdaq Listing Rule 5550(b)(1), which requires listed companies to maintain stockholders’ equity of at least $2,500,000 if they do not meet the alternative compliance standards relating to the market value of listed securities or net income from continuing operations (the “Minimum Stockholders’ Equity Rule”). Our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020, filed on August 13, 2020, reflected that our stockholders’ equity as of June 30, 2020 was $1,714,000. In addition, as of August 13, 2020, we did not meet the alternative compliance standards relating to the market value of listed securities or net income from continuing operations. On October 5, 2020, based on our timely submission of our plan to regain compliance, Nasdaq granted us an extension through February 15, 2021, to regain compliance with the Minimum Stockholders’ Equity Rule, subject to our compliance with certain terms of the extension. In accordance with one part of the plan submitted to the Staff, we have successfully modified our outstanding warrants and are able to now classify the warrants within equity. At December 31, 2020, our stockholders’ equity was $4,255,000. On January 20, 2021, we received a letter from the Staff notifying us that, on a conditional basis, Nasdaq has determined that we have regained compliance with the Minimum Stockholders’ Equity Rule. At September 30, 2021 our stockholders’ equity was $4,502,000.

Liquidity and capital resources
Cash
At September 30, 2021, our cash balance was approximately $0.4 million, compared to approximately $1.8 million at December 31, 2020. The balance at December 31, 2020 excluded restricted cash of $0.3 million for a letter of credit requirement under a lease obligation. Per the terms of the lease agreement, the restrictions on the cash were lifted in September 2021 and the cash was returned to the Company.
The following summarizes cash flows from operating, investing, and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows included in Part I, Item 1, “Financial Statements,” of this Quarterly Report (in thousands):

	Nine months ended September 30,
	2021	2020
Net cash used in operating activities	$(8,420)	$(1,583)

Net cash used in investing activities	$(311)	$(171)

Net cash provided by financing activities	$6,934	$3,978
Net cash used in operating activities
Net cash used in operating activities was $8.4 million for the nine months ended September 30, 2021. The net loss was $5.3 million and was adjusted for non-cash items, including depreciation and amortization, stock-based compensation, provisions for inventory, warranty, gain on forgiveness of the PPP loan, other income related to the ERTC, and accounts receivable reserves and working capital changes. During the nine months ended September 30, 2021, we generated $0.4 million through the timing of collection of accounts receivable and $0.1 million due to the timing of inventory receipts and payments. We used $0.1 million through the timing of the receipt of inventory against short-term deposits and $2.1 million for inventory primarily due to global supply chain challenges that are impacting our inventory purchasing strategy, leading to a buildup of inventory and inventory components in an effort to manage both shortages of available components and longer lead times in obtaining components. We also used $0.3 million due to changes in accrued and other liabilities (primarily due to an increase in accrued payroll of $0.2 million; this increase was offset by a reduction of $0.2 million in accrued accounting and legal fees and $0.2 million in accrued bonuses), and $0.1 million from changes in prepaid and other current assets.
Net cash used in operating activities was $1.6 million for the nine months ended September 30, 2020. The net loss incurred of $6.0 million was adjusted for non-cash items, including depreciation and amortization, stock-based compensation, change in fair value of warrant liabilities, provisions for inventory, warranty and accounts receivable reserves and working capital changes. During the nine months ended September 30, 2020, we generated $1.8 million in cash for accounts payable due to the timing of inventory receipts and payments, and $1.1 million for inventories primarily due to the timing of inventory receipts and we used $0.5 million of short-term deposits due to prepaid deposits to our contract manufacturers for inventory for the EnFocusTM platform. During the nine months ended September 30, 2020, we used cash of $1.1 million through the timing of collection of accounts receivable.
Net cash used in investing activities
Net cash used in investing activities was $311 thousand for the nine months ended September 30, 2021 and resulted primarily from the purchase of software and a development of the mUVeTM UVCD robot.
For the nine months ended September 30, 2020, net cash used in investing activities was $171 thousand and resulted primarily from the purchase of software and tooling to support production operations and development of e-commerce platforms.
Net cash provided by financing activities
Net cash provided by financing activities during the nine months ended September 30, 2021 was $6.9 million, primarily related to $4.5 million of net proceeds from the June 2021 Equity Offering, $1.5 million of net proceeds from the

Streeterville Note, proceeds from the exercise of 156,446 warrants of $0.5 million and net proceeds from the Credit Facilities of $0.3 million. Investors in the January 2020 Equity Offering received warrants to purchase shares of our common stock, of which warrants to purchase an aggregate of 310,860 shares remain outstanding at September 30, 2021 with a weighted average exercise price of $3.59 per share. The exercise of the outstanding warrants could provide us with cash proceeds of up to $1.1 million in the aggregate.
Net cash provided by financing activities during the nine months ended September 30, 2020 was $4.0 million, primarily resulting from the $2.7 million in proceeds received from the January 2020 Equity Offering, partially offset by $0.5 million in offering costs for the issuance. During the nine months ended September 30, 2020, 197,394 warrants were exercised resulting in $0.7 million in proceeds.
Also during the nine months ended September 30, 2020, we received $0.8 million in proceeds from the PPP loan, $1.2 million from borrowings under the Inventory Facility and $1.0 million from borrowings under the Receivables Facility and paid $0.7 million, net, on the Austin Credit Facility. Additionally, we paid $0.2 million in deferred financing fees on the Inventory and Receivables Facilities combined. On August 11, 2020, we paid the outstanding balance of $1.4 million to close out our former Austin Credit Facility, which included a $100 thousand termination fee.
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
Contractual obligations
As of September 30, 2021, we had approximately $2.9 million in outstanding purchase commitments for inventory. Of this amount, approximately $2.6 million is expected to ship in the fourth quarter of 2021, with the balance expected to ship in the first quarter of 2022 and thereafter.
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
For the three months ended September 30, 2021, sales to our primary distributor for the U.S. Navy, a U.S. Navy shipbuilder, and a regional commercial lighting retrofit company accounted for approximately 19%, 17%, and 27% of net sales, respectively. When sales to our primary distributor for the U.S. Navy are combined with sales to shipbuilders for the U.S. Navy, total net sales of products for the U.S. Navy comprised approximately 36% of net sales for the same period. For the three months ended September 30, 2020, sales to our primary distributor for the U.S. Navy and a regional commercial lighting retrofit company accounted for approximately 67% and 12% of net sales, respectively. When sales to our primary distributor for the U.S. Navy are combined with sales to shipbuilders for the U.S. Navy, total net sales of products for the U.S. Navy comprised approximately 68% of net sales for the same period.
For the nine months ended September 30, 2021, sales to our primary distributor for the U.S. Navy, a U.S. Navy shipbuilder, and a regional commercial lighting retrofit company accounted for approximately 33%, 10%, and 17% of net sales, respectively. When sales to our primary distributor for the U.S. Navy are combined with sales to shipbuilders for the U.S. Navy, total net sales of products for the U.S. Navy comprised approximately 43% of net sales for the same period. For the nine months ended September 30, 2020, sales to our primary distributor for the U.S. Navy and a regional commercial lighting retrofit company accounted for approximately 52% and 14% of net sales, respectively. When sales to our primary distributor for the U.S. Navy are combined with sales to shipbuilders for the U.S. Navy, total net sales of products for the U.S. Navy comprised approximately 58% of net sales for the same period.
Our primary distributor for the U.S. Navy, a regional commercial lighting retrofit company and a U.S. Navy shipbuilder accounted for approximately 12%, 34%, and 27% of net trade accounts receivable, respectively, at September 30, 2021. At December 31, 2020, our primary distributor to the U.S. Navy accounted for 28% of our net trade accounts receivable and a shipbuilder for the U.S. Navy accounted for 21% of our net trade accounts receivable.
One offshore supplier accounted for approximately 19% and 30%, respectively, of our total expenditures for the three and nine months ended September 30, 2021. For the three months ended September 30, 2020, two offshore suppliers accounted for approximately 25% and 20%, respectively, of total expenditures. These same two suppliers accounted for approximately 19% and 14%, respectively, of total expenditures for the nine months ended September 30, 2020.
At September 30, 2021, one offshore supplier accounted for approximately 63% of our trade accounts payable balance. At December 31, 2020, this offshore supplier accounted for approximately 44% of our trade accounts payable balance.
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
Pursuant to Rule 13a-15(b) under the Exchange Act, our management must evaluate, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as of September 30, 2021, the end of the period covered by this Quarterly Report. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, did evaluate the effectiveness of our disclosure controls and procedures as of the end of period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.
Changes in internal control over financial reporting
During the quarterly period covered by this Quarterly Report, there have not been any changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2021, we were not involved in any material legal proceedings.
ITEM 1A. RISK FACTORS
As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this item.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
On November 11, 2021, Geraldine McManus, a member of the board of directors of the Company, provided her notice of resignation from the board, effective November 11, 2021. Ms. McManus’ term would have otherwise expired at the 2022 annual meeting of stockholders of the Company. Ms. McManus resigned to focus on other professional commitments in her capacity as a Managing Member of Granger Management, an independent investment business. Ms. McManus’ resignation did not involve any disagreement with the Company.

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
*101
The following financial information from our Quarterly Report for the quarter ended September 30, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2021 and December 31, 2020, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2021 and 2020, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2021 and 2020, (v) Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2021 and 2020, and (vi) the Notes to Condensed Consolidated Financial Statements.

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

ENERGY FOCUS, INC.

Date:	November 12, 2021	By:	/s/ James Tu
James Tu
Executive Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	November 12, 2021	By:	/s/ Tod A. Nestor
Tod A. Nestor
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)