Form 10-K
period 2021-12-31
ENERGY FOCUS, INC/DE
filed 2022-03-17
CIK 924168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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

The aggregate market value of the Company’s common stock held by non-affiliates of the Company was approximately $17.1 million as of June 30, 2021, the last day of the Company’s most recently completed second fiscal quarter, when the last reported sales price was $3.98 per share.
Number of the registrant’s shares of common stock outstanding as of March 14, 2022: 6,453,777.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission relative to the registrant’s 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

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
•the competitiveness and market acceptance of our light-emitting diode (“LED”) lighting, control and ultraviolet light disinfection (“UVCD”) technologies and products;
•our ability to compete effectively against companies with lower prices or cost structures, greater resources, or more rapid development capabilities, and new competitors in our target markets;
•our ability to extend our product portfolio into consumer products;
•our ability to realize the expected novelty, disinfection effectiveness, affordability and estimated delivery timing of our UVCD products and their appeal compared to other products;
•our ability to increase demand in our targeted markets and to manage sales cycles that are difficult to predict and may span several quarters;
•the timing of large customer orders, significant expenses and fluctuations between demand and capacity as we invest in growth opportunities;
•our ability to successfully scale our network of sales representatives, agents, distributors and other channel partners to compete with the sales reach of larger, established competitors;
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
•our ability to attract and retain a new chief executive officer (“Chief Executive Officer”);
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
•our ability to respond to new lighting and air disinfection technologies and market trends;
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
Energy Focus®, Intellitube®, Redcap®, EnFocus™ and nUVo™ are our registered trademarks. We may also refer to trademarks of other corporations and organizations in this document.

ITEM 1. BUSINESS
Overview
Energy Focus, Inc. engages primarily in the design, development, manufacturing, marketing and sale of energy-efficient lighting systems and controls and ultraviolet-C light disinfection (“UVCD”) products. We develop, market and sell high quality light-emitting diode (“LED”) lighting and controls products and UVCD products in the commercial market and military maritime market (“MMM”), and began to expand our offerings into the consumer market in the fourth quarter of 2021. Our mission is to enable our customers to run their facilities, offices and homes with greater energy efficiency, productivity, and human health and wellness through advanced LED retrofit and UVCD solutions. Our goal is to be the LED and human-centric lighting (“HCL”) technology and market leader for the most demanding applications where performance, quality, value, environmental impact and health are considered paramount. We specialize in LED lighting retrofit by replacing fluorescent, high-intensity discharge (“HID”) lighting and other types of lamps in institutional buildings for primarily indoor lighting applications with our innovative, high-quality commercial and military-grade tubular LED (“TLED”) products, as well as other LED and lighting control products for commercial and consumer applications. In late 2020, we announced the launch of our UVCD product portfolio. With initial development complete and two products now brought to market, we anticipate the development of additional UVCD products in 2022.
In 2021, we continued to build upon the transition and transformation activities started during 2019 and 2020 that sought to stabilize and regrow our business. These transition efforts include the following key developments that occurred during 2021:
•We announced plans for the second generation of EnFocus™ powerline control switches and circadian lighting system for both commercial and residential markets, which we plan to launch in 2022. EnFocus™ powerline control enables buildings to have dimmable, color tunable and circadian-ready lighting using existing wiring, without requiring laying additional cables or any wireless communication systems, through a relatively simple upgrade with EnFocus™ switches and LED lamps, a simpler, more secure, affordable and environmentally sustainable solution compared with replacing entire lighting fixtures and incorporating additional wired or wireless communication.
•In response to the COVID-19 pandemic and an anticipated increase in sanitation and hygiene demand for buildings, facilities and homes, we developed advanced UVCD air disinfection products for both consumer as well as the commercial and industrial markets. Two of these UVCD products were available beginning in the fourth quarter of 2021: the nUVo™ Tower air disinfector, a portable air disinfection device for offices and homes, and the nUVo™ Traveler air disinfector, a portable air disinfection device for in-vehicle and other smaller enclosed or personal spaces. Additional nUVo™ product development is planned in 2022 as we expect to refocus our ongoing UVCD development efforts on the commercial and consumer spaces.
•We continued to seek additional external funding alternatives and sources to support our growth strategies, plans and initiatives:
◦In December 2021, we completed a private placement (the “December 2021 Private Placement”) with certain institutional investors pursuant to which we agreed to issue and sell (i) 1,193,185 shares of our common stock, (ii) pre-funded warrants (“Pre-Funded Warrants”) to purchase 85,228 shares of common stock at an exercise price of $0.0001 per share and (iii) warrants (collectively with the Pre-Funded Warrants, the “December 2021 Warrants”) to purchase up to an aggregate of 1,278,413 shares of common stock at an exercise price of $3.52 per share. Net proceeds from the December 2021 Private Placement were approximately $4.0 million.
◦During the third quarter of 2021, we applied for approximately $876 thousand in tax refunds relating to our second and third quarter 2021 employer tax filings pursuant to the Employee Retention Tax Credits in accordance with amendments made in 2021 to the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). We received approximately $431 thousand during the fourth quarter of 2021 and expect to receive the remainder during 2022 after review of our amended tax filing.
◦In June 2021, we completed a registered direct offering (the “June 2021 Equity Offering”) of 990,100 shares of our common stock to certain institutional investors. Net proceeds to us from the June 2021 Equity Offering was approximately $4.5 million;
◦In April 2021, we entered into a note purchase agreement with Streeterville Capital, LLC (“Streeterville”) pursuant to which we sold and issued to Streeterville a promissory note in the principal amount of approximately $1.7 million, with net proceeds of approximately $1.5 million.
◦In April 2021, we increased the maximum amount that may be available to the Company on our inventory financing facility with Crossroads Financial Group, LLC by $500 thousand, for a total capacity of $3.5 million possible borrowings.

◦During the first quarter of 2021, the $795 thousand Paycheck Protection Program loan (and the related interest) we received in 2020 under the CARES Act was forgiven by the Small Business Administration.
During 2021, we continued to expand our engineering capabilities and invest in our intellectual property portfolio for both lighting and controls and UVCD products, and we broadened our product distribution network by engaging with new lighting agencies and energy service companies (“ESCOs”). We also extended our efforts from 2020 to streamline our operations by closely managing all spending done throughout the Company, while investing in new products and strategies that sought to reenergize sales.
Throughout 2021, due to ongoing economic and building occupancy impacts from the COVID-19 pandemic, we again experienced a slowdown and continuing weakness in commercial sales as our customers in the healthcare, education, and commercial and industrial sectors put lighting retrofit projects on hold or delayed order placements. We continue to monitor the impact of the COVID-19 pandemic on our customers, suppliers and logistics providers, and to evaluate governmental actions being taken to respond to the spread of the virus. Although the significance and duration of the ongoing impact on our customers and us is still uncertain, and the specific timing of business recovery from the impact of the COVID-19 pandemic is still difficult to predict, we remain optimistic that as the number of infected cases stabilizes or declines, facility capital budgets will start unfreezing, commercial building occupancy will rise, and our growth efforts will further impact our financial performance in a positive way.
We will remain agile as an organization to respond to potential or continuing weakness in the macroeconomic environment and in the meantime seek to expand sales channels and enter new markets, such as the UVCD and consumer markets, that we believe will provide additional growth opportunities. We plan to achieve profitability through developing and launching new, innovative products, such as our EnFocusTM powerline control systems, our Redcap® emergency battery backup tubular LEDs, and our nUVo™ UVCD products, as well as executing on our multi-channel sales strategy that targets key verticals, such as government, healthcare, education and commercial and industrial, complemented by our marketing outreach campaigns and expanding channel partnerships. We also plan to continue to develop advanced lighting and lighting control applications built upon the EnFocusTM platform that aim to serve both consumer and commercial markets, and to refocus our UVCD product portfolio on high growth opportunities. In addition, we intend to continue to apply rigorous financial discipline in our organizational structure, decision-making, business processes and policies, strategic sourcing activities and supply chain practices to help accelerate our path towards profitability.
Our Industry
We develop advanced LED lighting and controls retrofit technologies and UVCD product solutions that enable our customers to run their facilities and homes with greater energy efficiency, productivity and human wellness. We aim to be an LED and HCL technology leader, and to help create healthier and safer environments, by providing high-quality, energy-efficient, “flicker-free,” long-lived LED lamps and fixture products, and lighting controls to replace existing linear fluorescent, incandescent, HID lamps and fixtures, as well as offering innovative and impactful UVCD product solutions.
We believe these applications represent a significant portion of the LED lighting market and energy savings potential for our targeted commercial, industrial and MMM markets. We also believe that the UVCD market is a growing opportunity and that the focus on health, sanitation and air quality will remain even after the COVID-19 pandemic’s impact subsides.
LED lighting, and particularly LED retrofit of fluorescent and incandescent lights in existing buildings, represents a large and growing market. A 2020 report issued by the U.S. Department of Energy, Office of Energy Efficiency and Renewable Energy (“DOE”), entitled “Adoption of Light-Emitting Diodes in Common Lighting Applications,” reports that from 2016 to 2018, installations of LED products have increased in all applications, increasing LED penetration to 30% of all general illumination lighting. In 2019, Navigant Research published a report that concluded that LED lighting had at least matched conventional lighting technologies on a range of features, including energy efficiency, lifetime, versatility and color quality, while becoming increasingly cost competitive. This same 2019 report forecasts that installed penetration of LED lamps and luminaires will increase dramatically through 2035, reaching about 84%. The increasing demand for LED lighting is being driven by energy and cost savings, environmental considerations and human health.
Energy consumption can be reduced by over 50% by replacing fluorescent tubes with LED tubes and by another 20-30% (70% to over 80% in total) by utilizing smart lighting technologies, including dimmable TLEDs with ambient light and occupancy sensors. For this reason, building codes are increasingly requiring not only LEDs, but dimmable LEDs. Governments around the world are implementing regulations and standards that incentivize the use of LED lighting, both smart and conventional, to reduce energy consumption and, therefore, carbon dioxide emissions. Our new product research and development investments since 2019 have been focusing on advanced and smart lighting technologies to capitalize on these trends, and EnFocus™

represents such a control platform that we aim to expand in terms of functionalities, applications and intelligence, going forward.
There is also a growing awareness of the effects of both visible and non-visible light on human health and well-being. Energy Focus has been a leader in flicker-free technology and one of the first to obtain Underwriters Laboratories (“UL®”) certification at less than 1% optical flicker. Flicker, which is the modulation of the intensity of LED light at the frequency of the power supply, is well known to cause headaches, eye strain, fatigue, mood triggers and other health issues as well as interfering with electronic equipment such as barcode scanners. Energy Focus is continually evaluating additional HCL lighting and control solutions inspired by emerging health and wellness benefits.
Smart, or connected, lighting is disrupting the LED industry and providing new opportunities for growth. The DOE defines connected lighting as an LED-based lighting system with integrated sensors and controllers that are networked (either wired or wireless), enabling lighting products within the system to communicate with each other and transmit data. In addition to enabling the intensity and correlated color temperature (“CCT”) of lights to respond to ambient light, time of day and the activities of building occupants, connectivity enables building automation functions that extend well beyond lighting. The interference of blue light with human circadian rhythms is well known. This can be alleviated by circadian lighting, or controlled lighting that is able to change the intensity or CCT of the LEDs depending on the time of day in order to emulate natural light. Since lighting fixtures are ubiquitous throughout buildings, the lighting infrastructure is an ideal vehicle to retrofit these and other smart or connected lighting capabilities into existing buildings, and also to design these capabilities into new construction. According to Market and Research, the global smart lighting market is estimated to grow from $13.4 billion in 2020 and to $30.6 billion by 2025, at a compound annual growth rate of 18%.
From the customer feedback we have been receiving, we believe that the overall smart lighting market is still largely underdeveloped due to the cost and complexity for installations of related technologies today in the marketplace, representing significant potential for solutions that could meet customer needs and could also be affordable, easy to install and secure. Much of this interest and demand has been muted during 2020 and 2021 as a result of the COVID-19 pandemic, which we believe has primarily delayed, rather than reduced, our opportunity in the smart lighting marketplace. We believe our EnFocus™ lighting platform could effectively address the unmet needs for circadian and smart lighting, particularly for existing buildings that have limited economical options or IT expertise to implement otherwise complex lighting control systems.
Our UVCD technologies and products aim to provide effective, reliable and affordable UVCD solutions for buildings, facilities and homes. We are harnessing the power of high-dose ultraviolet-C (“UV-C”) light for air disinfection via various nUVo™ air disinfector consumer products. These products are designed to achieve upwards of 99.9% disinfection of airborne pathogens such as molds, bacteria and viruses, including influenza and coronaviruses.
While we believe the LED lighting and smart lighting market is large, growing and under-penetrated, it has also been characterized in recent years by intensifying competition, market leadership changes and aggressive pricing tactics on differentiated products. Our strategy to overcome these challenges is to, first and foremost, develop advanced, impactful and customer-centric technologies and products. In addition, we focus on executing our multi-channel sales strategy and delivering educational campaigns combined with a growing sales representative network to drive effective and frequent communication with customers in order to better understand and serve their needs. By understanding the voice of the customer and by incorporating rapidly evolving technologies surrounding LED and smart lighting, we believe that we will continue to be able to develop solutions that better address customers’ needs with unique and novel product offerings, such as EnFocus™, our dimmable and tunable lighting and control platform, that deliver substantial value to our customers and accelerate LED and smart lighting adoptions.
Our Products
We design, develop, manufacture and market a wide variety of LED lighting technologies and UVCD products and solutions to serve our primary end user markets, including the following:
Commercial products to serve our targeted commercial markets:
•RedCap® emergency battery backup TLEDs;
•EnFocus™ powerline lighting control platform including dimming (“DM”) and color tuning (“DCT”);
•LED replacement fixtures, including replacement TLEDs for linear fluorescent lamps, downlights, and retrofit kits for low-bay, high-bay and office applications;
•Industrial grade LED Dock lights; and
•nUVo™ Tower and nUVo™ Traveler portable UVCD air disinfectors.

MMM LED lighting products to serve the U.S. Navy and allied foreign navies:
•Military-grade Intellitube® retrofit TLED and the Invisitube™ ultra-low EMI TLED; and
•Military-grade fixtures, including LED globe lights, berth lights; high-bay fixtures and LED retrofit kits.
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
Our UVCD solutions aim to provide impactful and affordable disinfection products for businesses and homes to effectively reduce infection risks for a broad range of airborne pathogens, including, among others, influenza, coronaviruses and mold. In addition to being ozone-free, the products are designed to provide the appropriate dosage that effectively destroys airborne pathogens while also guarding against the risks of direct human exposure to UV-C rays through our patent-pending UV blocker technology. The nUVoTM products include enclosed, self-contained UV-C disinfection units that continuously inactivate viruses while reducing overall pathogen levels in the air.
The key features of our products are as follows:
•Many of our products make use of proprietary or patented optical and electronics delivery systems that enable high efficiencies with superior lighting qualities, and proven records of extremely high product reliability;
•Our products have exceptionally long life, with the majority of our TLED sales providing a 10-year warranty;
•Our products have extremely low flicker, including our 500D series TLED products, which were the first in the lighting industry to be certified by UL® as “low optical flicker, less than 1%”;
•Most of our products meet the lighting efficiency standards mandated by the Energy Independence and Security Act of 2007;
•Most of our products qualify for federal and state tax and rebate incentives for commercial consumers available in certain states; and
•Our UVCD air disinfection products are designed to inactivate more than 99.9% of airborne pathogens.
Our product development capabilities, which we believe provide a strategic competitive advantage, include the following:
•A long research, engineering, and market developmental history, with broad and intimate understanding of lighting technologies and LED lighting applications;
•Strong and lean team of experienced, cross-disciplinary engineers that forms the foundation of our engineering innovation and competency not only in lighting but also in electrical, electronics, optical, thermal, mechanical, communications, air flow and software technologies;
•Concentration on developing and providing high-quality, price competitive LED lamps and the surrounding technologies to replace fluorescent and HID lamps and fixtures for commercial and residential markets;
•Providing high quality and high performing LED lighting products with a proven history of reliability;
•Emphasis on proprietary and patent-pending technologies surrounding LED lighting and UVCD products; and
•A deep understanding of LED lighting product applications in existing MMM, government, commercial and residential building markets.
As we seek to develop new connected lighting LED solutions, we expect to continue our investments in smart, connected and HCL research and development, as well as channel partnerships. Lighting controls, including dimming, sensor and daylighting technologies, can yield significant energy savings and human health benefits. We believe that the controllability of LED technology and our ability and plan to integrate more occupancy sensing and other controls into our existing products will allow us to further differentiate our LED solutions and provide greater non-energy benefits to our customers.
Sales and Marketing
Our innovative technologies and high-quality performance associated with LED lighting require a continued focus on educating our channel partners as well as end-users regarding the benefits and unique value propositions of our technologies and products. Our primary target customers for our LED lighting and controls systems are enterprise end-users, as well as contractors or ESCOs that could incorporate our products into their projects. We also sell through lighting agencies that represent our products as a complement to our direct sales effort. We have in-house commercial sales personnel and numerous sales agencies representing Energy Focus products. We aim to continue to expand the coverage of our in-house sales team, which now covers regions in the Midwest, Northeast, South, Southeast and Southwest, to eventually cover all geographic regions across the

United States. Our MMM sales strategy leverages our brand and past performance and focuses on education about our products as well as ease of procurement.
We focus on industry verticals where the economic and non-economic benefits such as health and safety, as well as technical specifications, of our high-quality lighting product offerings are most compelling. Our LED and UVCD lighting products fall into two broad market categories, commercial markets, which tend to focus on quality, efficacy, total cost of ownership and return on investment, and MMM which require more rigorous military specifications for durability and dependability. We also entered consumer markets during fiscal year 2021, selling directly via e-commerce with digital marketing strategies that profile our UVCD technologies and products that aim to deliver effective and impactful disinfection for homes and small businesses. We expect that our multi-channel sales strategy will continue to evolve and expand in the future.
With the introduction of our military-grade Intellitube® product in 2011, which replaced two-foot fluorescent lamps on U.S. Navy ships, military sales have represented the majority of our overall sales. Since our management change in April 2019, we have been focusing on improving the design of our MMM products to significantly reduce product costs while maintaining the required performance. Such efforts allowed us to win bids and proposals that helped grow our MMM sales during 2020, offsetting some of the weakness being experienced in our commercial business due to the impact of the COVID-19 pandemic. Despite military funding holds throughout 2021, we continued to win bids and proposals, which contributed to our MMM sales during the year, though at levels lower than 2020. While we continue to aggressively pursue growth on the commercial side of our business due to its much larger potential and size, the MMM business does offer us the opportunity for continued sales, in addition to validating our product quality and strengthening our brand trust in the marketplace.
We launched our first commercial LED lighting products in 2010. Since then, we have been building and expanding our commercial and industrial market presence where the economic and non-energy benefits and technical specifications of our high-quality lighting product offerings are compelling, particularly for mission-critical facilities in the enterprise verticals such as healthcare, eldercare, education and the commercial and industrial space. For example:
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
In addition to our direct and indirect sales force, we have also launched our own e-commerce websites to target both commercial customers and retail consumers, while also offering financing options for customers. We believe that our renewed and continuing focus on multi-disciplinary technology innovation and engineering designs to both expand product features and benefits, while lowering product costs of ownership, will continue to enhance the overall competitiveness of our LED lighting and UVCD products and provide us with the strategic advantage and flexibility to expand our distribution channels.
Concentration of Sales
In 2021, two customers accounted for 43% of net sales, with sales to our primary distributor for the U.S. Navy accounting for approximately 30% of net sales, and sales to a regional commercial lighting retrofit company accounting for approximately 13% of net sales. When sales to our primary distributor for the U.S. Navy are combined with sales to shipbuilders for the U.S. Navy, total net sales of products for the U.S. Navy comprised approximately 38% of net sales for the same period.
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

Competition
Our LED lighting products compete against a variety of lighting products, including conventional light sources such as compact fluorescent lamps and HID lamps, as well as other TLEDs and full fixture LED lighting products. Our ability to compete depends substantially upon the superior performance, incremental benefits and lower total cost of ownership of our products. Principal competitors in our markets include large lamp manufacturers and lighting fixture companies based in the United States, as well as TLED and LED replacement fixture manufacturers mostly based in Asia, whose financial resources may substantially exceed ours and whose cost structure as a percentage of sales may be well below ours. These competitors may introduce new or improved products that may reduce or eliminate some of the competitive advantage of our products and may have substantially lower pricing. We anticipate that the competition for our products will also come from new technologies that offer increased energy efficiency, lower initial costs, lower maintenance costs, or advanced features. We compete with LED systems produced by large lighting companies such as Signify Lighting, Osram Sylvania and GE Lighting, as well as smaller manufacturers or distributors such as LED Smart, Revolution Lighting Technologies, Orion Energy Systems, Green Creative and Keystone Technologies. Some of these competitors offer products with performance characteristics similar to those of our products.
For our nUVoTM UVCD air disinfector products, we expect to compete largely with air purifier brands in the market today, such as Dyson, Molekule, Puro, Novaerus and RxAir. We believe that our proprietary and patent-pending product designs, as well as lower total lifecycle operating costs, in our UVCD products will enable our products to be more powerful and effective in inactivating virus in a more timely and energy efficient manner.
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
Manufacturing costs are managed through the balance of internal production and outsourced production for certain parts and components, as well as finished goods in specific product lines, to a small number of vendors in various locations throughout the world, primarily in the United States, Malaysia, Taiwan, and China. In some cases, we rely upon a single supplier to source certain components, sub-assemblies, or finished goods. We continually attempt to improve our global supply chain practices to satisfy client demands in terms of quality and volumes, while controlling our costs and achieving targeted gross margins, and this includes the evaluation of additional outsourcing or further insourcing of internal production where cost, quality and performance can be maintained or improved. A 2021 DOE report entitled, “2020 LED Manufacturing Supply Chain”, indicated that most of the world’s LED lamp production and a significant portion of LED luminaire manufacturing takes place in China with virtually no LED lamp manufacturing taking place in the United States today.
Our supplier concentration is heavily focused within Asia. As a result of the macroeconomic impacts of the COVID-19 pandemic, throughout 2021, we experienced global supply chain and logistics constraints, which impacted our inventory purchasing strategy, leading to a buildup of inventory and inventory components, as well as increased transportation costs, in an effort to manage both shortages of available components and longer lead times in obtaining components.
One offshore supplier accounted for approximately 29% of our total expenditures for the twelve months ended December 31, 2021. At December 31, 2021, this same offshore supplier accounted for approximately 60% of our trade accounts payable balance.
One offshore supplier and one domestic supplier accounted for approximately 21% and 12%, respectively, of our total expenditures for the twelve months ended December 31, 2020. At December 31, 2020, this same offshore supplier accounted for approximately 44% of our trade accounts payable balance.
Product Development
Product development has been a key area of operating focus and competitive differentiation for us in designing and developing industry leading LED lighting and UVCD products. Gross product development expenses for the years ended December 31, 2021 and 2020 were $1.9 million and $1.4 million, respectively. We believe that our customer-centric product development efforts represent a better leverage on our R&D investments and aim to continue to focus on developmental projects that could produce more impactful and differentiated products and solutions in a more timely manner for faster customer adoption.

Intellectual Property
We have a policy of seeking to protect our intellectual property through patents, license agreements, trademark registrations, confidential disclosure agreements, and trade secrets as management deems appropriate. Certain of our patents are key to our current product lines. Additionally, we have various pending U.S. patent applications, and various pending Patent Cooperation Treaty patent applications filed with the World Intellectual Property Organization that serve as the basis for national patent filings in countries of interest. Our issued patents expire at various times through May 2040. Generally, the term of patent protection is twenty years from the earliest effective filing date of the patent application. There can be no assurance; however, that our issued patents are valid or that any patents applied for will be issued, and that our competitors or clients will not copy aspects of our lighting systems or obtain information that we regard as proprietary. There can also be no assurance that others will not independently develop products similar to ours. The laws of some foreign countries in which we manufacture, sell or may sell our products do not protect proprietary rights to products to the same extent as the laws of the United States.
Insurance
All of our properties and equipment are covered by insurance and we believe that such insurance is adequate. In addition, we maintain general liability, product recall and workers’ compensation insurance in amounts we believe to be consistent with our risk of loss and industry practice.
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
Human Capital
At December 31, 2021, we had 58 full-time employees, all of whom were based in the United States, and no part-time employees. We also had four temporary contractors at December 31, 2021. None of our employees or contractors are subject to collective bargaining agreements and we consider our relationship with our employees to be good. We encourage and support the growth and development of our employees. Continual learning and career development is advanced through ongoing performance and development conversations with employees and reimbursement is available to employees for seminars, conferences, formal education, and other training events employees attend in connection with their job duties.
Our core values of accountability, trust, extraordinariness, fun, openness, integrity and kindness underscore everything we do and drive our day-to-day interactions. The safety, health and wellness of our employees is a top priority. The COVID-19 pandemic has presented a unique challenge with regard to maintaining employee safety while continuing successful operations. Through teamwork and the adaptability of our management and staff, we have been able to transition some of our corporate office employees to effectively working from remote locations on a full-time basis, with others working both remotely and in the office on a hybrid basis, and also to ensure a safely-distanced working environment for employees who remain in our facility.
Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our current and future employees. The principal purposes of our annual bonus plan and equity incentive plan are to attract, retain and motivate employees through the granting of long-term incentive compensation awards.

Business Segments
We currently operate in a single business segment that includes the marketing and sale of commercial and MMM lighting products and controls and UVCD products. Please refer to Note 12, “Product and Geographic Information,” included in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report, for additional information.
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
The COVID-19 pandemic continues to have an unprecedented impact on the U.S. economy as federal, state and local governments react to this public health crisis, which continues to create significant uncertainties. These uncertainties include, but are not limited to, the adverse effect of the pandemic on the economy, our supply chain partners, transportation and logistics providers, our employees and customers. As the pandemic continues and infection rates oscillate with new variants, fear about becoming ill with the virus and recommendations or mandates from federal, state and local authorities to avoid large gatherings of people or self-quarantine may recur or continue to increase, which has already affected, and may continue to affect our supply chain, as well as our customer base. Continued impacts of the pandemic could materially adversely affect our near-term and long-term revenues, earnings, liquidity and cash flows, and may require significant actions in response, including, but not limited to, employee furloughs, workforce reductions, plant or other operational shut-downs, expense reductions or discounting of pricing of our products, all in an effort to mitigate such impacts. The extent of the ongoing impact of the pandemic on our business and financial results will depend largely on future developments, including the duration of the spread of the outbreak within the United States, including new variants, the timing and success of vaccine programs, the impact on capital and financial markets and the related impact on consumer confidence and spending, all of which are highly uncertain and cannot be predicted. This situation is changing rapidly, and additional impacts may arise that we are not aware of currently.
We depend on our executive leadership, management and key employees. Our lead independent director is currently serving as Interim Chief Executive Officer while we search for a new Chief Executive Officer. Delays or other challenges in identifying, attracting and retaining a new Chief Executive Officer could adversely impact our business.
In January 2022, our lead independent director assumed the title of Interim Chief Executive Officer, replacing our former Chief Executive Officer, while a search is conducted for a new long-term Chief Executive Officer. It is very important that we are able to attract and retain a highly skilled Chief Executive Officer, in order to execute on the opportunities available to us. Competition for qualified executives can be intense, and there are a limited number of people with the requisite knowledge and experience. Under these conditions, we could be delayed in or otherwise unable to recruit and retain the right leader for our organization. If we cannot attract and retain a qualified Chief Executive Officer, or fail to do so in a timely manner, it could have a material adverse impact on our operating results and stock price.

If we are unable to attract or retain qualified personnel, our business and product development efforts could be harmed.
We are highly dependent on our senior management and other key personnel due to our very lean organizational structure. Our future success will depend on our ability to attract, retain, develop and motivate qualified executive, technical, sales, marketing, operating, financial and management personnel, for whom competition is very intense. As we attempt to rapidly grow our business, it could be especially difficult to attract, retain and adequately compensate qualified personnel, especially in light of our lean cost structure and the tightening of the labor market due to the effects of the COVID-19 pandemic, which has led to increased competition for employees. The loss of, or failure to attract, hire, and retain any such persons could delay product development cycles, disrupt our operations, increase our costs, or otherwise harm our business or results of operations. We also do not maintain “key person” insurance policies on any of our officers or our other employees, nor have employment contracts.
We rely on equity and debt financing to operate our business and will require additional financing in the near term, which we may not be able to raise on favorable terms or at all, and our failure to obtain funding when needed may force us to delay, scale back or eliminate our business plan or even discontinue or curtail our operations.
For the year ended December 31, 2021, we reported a net loss of $7.9 million and are dependent upon the availability of financing in order to continue our business.
In December 2021, we completed the December 2021 Private Placement with certain institutional investors for the sale of 1,193,185 shares of our common stock at a purchase price of $3.52 per share. We also sold to the same institutional investors the December 2021 Warrants, consisting of, (i) Pre-Funded Warrants to purchase 85,228 shares of common stock at an exercise price of $0.0001 per share and (ii) additional warrants to purchase up to an aggregate of 1,278,413 shares of common stock at an exercise price of $3.52 per share. Net proceeds from the December 2021 Private Placement were approximately $4.0 million.

At December 31, 2021, December 2021 Warrants to purchase an aggregate of 1,363,641 shares remain outstanding with a weighted average exercise price of $3.30 per share. None of the December 2021 Warrants were exercised as of December 31, 2021. In January 2022, all of the Pre-Funded Warrants were exercised. The exercise of the remaining December 2021 Warrants outstanding could provide us with cash proceeds of up to $4.5 million in the aggregate.
In June 2021, we completed the June 2021 Equity Offering, in which we issued and sold 990,100 shares of our common stock to certain institutional investors, at a purchase price of $5.05 per share. Net proceeds to us from the June 2021 Equity Offering were approximately $4.5 million.
On August 11, 2020, we entered into revolving lines of credit with Crossroads Financial Group, LLC (the “Inventory Facility”) and Factors Southwest L.L.C. (d/b/a FSW Funding) (the “Receivables Facility” and, together with the Inventory Facility, the “Credit Facilities”). The Receivables Facility capacity is $2.5 million, and the Inventory Facility capacity was increased (from $3.0 million) to $3.5 million in April 2021. As of December 31, 2021, we had cash of approximately $2.7 million and had debt balances of $1.2 million and $1.0 million under the Inventory Facility and the Receivables Facility, respectively. In addition, our accounts receivable balance was $1.2 million and our gross inventory balance was $10.9 million on December 31, 2021. As of February 28, 2022, our cash was approximately $0.3 million and our total outstanding net balance under the Credit Facilities was approximately $1.6 million in the aggregate. Also, our accounts receivable balance was $0.7 million and our gross inventory balance was $10.6 million on February 28, 2022. Our ability to draw on the Receivables Facility is limited based on the amount of eligible accounts receivable, and our ability to draw on the Inventory Facility is limited based on the value of our eligible inventory. The repayment of outstanding advances and interest under the Credit Facilities may be accelerated upon an event of default, including, but not limited to, failure to make timely payments or breach of any terms set forth in the loan agreements. The Credit Facilities are secured by our assets and are subject to customary affirmative and negative operating covenants and defaults, restricting indebtedness, liens, corporate transactions, dividends, and affiliate transactions, among others. The maturity date of the Credit Facilities is August 11, 2022. There can be no assurance that this facility will be renewed or replaced on commercially reasonable terms or at all.
Even with access to borrowings under the Credit Facilities, we may not generate sufficient cash flows from our operations or be able to borrow sufficient funds to sustain our operations. As such, we will likely need additional external financing during 2022 and will continue to review and pursue external funding sources including, but not limited to, the following:
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
•loans or other debt instruments may have terms or conditions, such as interest rates, restrictive covenants and control or revocation provisions, which are not acceptable to management or our board of directors (the “Board of Directors”); and
•the current environment in the capital markets combined with our capital constraints may prevent us from being able to obtain adequate debt financing.
Additionally, if we are unable to find a permanent Chief Executive Officer, it may be more difficult to obtain additional financing on satisfactory terms or at all. If we fail to obtain the required additional financing to sustain our business before we are able to produce levels of revenue to meet our financial needs, we will need to delay, scale back or eliminate our business plan and further reduce our operating costs and headcount, each of which would have a material adverse effect on our business, future prospects, and financial condition. A lack of additional financing could also result in our inability to continue as a going concern and force us to sell certain assets or discontinue or curtail our operations and, as a result, investors in the Company could lose their entire investment.
Our independent registered public accounting firm’s opinion on our audited financial statements for the fiscal year ended December 31, 2021, included in this Annual Report, contains a modification relating to our ability to continue as a going concern.
Our independent registered public accounting firm’s opinion on our audited financial statements for the year ended December 31, 2021 includes a modification stating that our losses and negative cash flows from operations and uncertainty in generating sufficient cash to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern. In addition, Note 3 “Restructuring”, to our financial statements included in Part II, Item 8 “Financial

Statements and Supplementary Data,” of this Annual Report includes disclosure describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern for a reasonable period of time.
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
We have incurred substantial losses in the past and reported net losses from operations of $7.9 million and $6.0 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $138.7 million and cash of approximately $2.7 million, compared to an accumulated deficit of $130.9 million and cash of approximately $1.8 million as of December 31, 2020.
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
Historically our customer base has been highly concentrated and a few customers have represented a substantial portion of our net sales. In 2021, two customers accounted for 43% of net sales. Total sales to our primary distributor to the U.S. Navy and a primary shipbuilder for the U.S. Navy represented 38% of net sales in 2021. In 2020, two customers accounted for 62% of net sales. Total sales to our primary distributor to the U.S. Navy, and a primary shipbuilder for the U.S. Navy represented 53% of net sales in 2020.
We generally do not have long-term contracts with our customers that commit them to purchase any minimum amount of our products or require them to continue to do business with us. We could lose business from any one of our significant customers for a variety of reasons, many of which are outside of our control, including the impact of the COVID-19 pandemic, changes in levels of government funding and rebate programs, our inability to comply with government contracting laws and regulations, changes in customers’ procurement strategies or their lighting retrofit plans, changes in product specifications, additional competitors entering particular markets, our failure to keep pace with technological advances and cost reductions, and damage to our professional reputation, among others.
We are attempting to expand and diversify our customer base and reduce the dependence on one or a few customers, through the addition of sales representatives and other potential marketing partnerships and our direct-to-customer sales strategy, as well as expanding our consumer-focused product offerings, including our focus on the UVCD-space, but we cannot provide any assurance that our efforts will be successful. We anticipate that a limited number of customers could continue to comprise a substantial portion of our revenue for the foreseeable future. If we continue to do business with our significant customers, our concentration can cause variability in our results because we cannot control the timing or amounts of their purchases. A significant customer could cease to do or drastically reduce its business with us with little or no notice, which could adversely affect our results of operations and cash flows in particular periods.
Historically, we have experienced long sales-cycles, as well as slow ramp-up by new customers to purchase large amounts of LED products from us. Given the fiercely competitive lighting market in which we operate, we are constantly trying to balance pricing with the quality-premium our products command both in brand reputation and performance. As a result, adding new customers could generally be a slow process, and increasing new customers’ sales to more significant levels usually takes a long period of time. As we continue to develop more customer-centric new products such as EnFocus™ and nUVo™, we hope to both add new customers more quickly and have our customers scale their purchasing levels more quickly. Our UVCD portfolio of products also expands our traditional government and commercial markets to include the consumer market, increasing the scope and expense of our marketing efforts. However, there is no guarantee of faster customer acceptance or performance of these new products or any other that has been or is being developed.
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
We may be vulnerable to unanticipated product development delays, price increases and payment term changes. Significant increases in the prices of sourced components and products and shipping costs, could cause our product prices to increase, which may reduce demand for our products or make us more susceptible to competition. Furthermore, in the event that we are unable to pass along increases in operating costs to our customers, margins and profitability may be adversely affected. Accordingly, the loss of all or one of these suppliers could have a material adverse effect on our operations until such time as an alternative supplier could be found.
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
We rely on arrangements with independent shipping companies for the delivery of our products from vendors abroad. The failure or inability of these shipping companies to deliver products or the unavailability of shipping or port services, even temporarily, could have a material adverse effect on our business. We may also be adversely affected by an increase in freight surcharges due to global logistics capacity constraints, rising fuel costs and added security costs.

If we are unable to implement plans to increase sales and control expenses to manage future growth effectively, our profitability goals and liquidity will be adversely affected.
Our ability to achieve our desired growth depends on the adoption of high quality LED lighting and controls within the general lighting market, the adoption of our UVCD products within the healthy home and workspace markets, and our ability to affect and adapt to these rates of adoption. The pace of continued growth in these markets is uncertain, and in order to grow our sales, we may need to:
•manage organizational complexity and ensure effective and timely communication;
•expand the skills and capabilities of our current management, engineering and sales teams;
•add experienced senior level managers;
•attract, retain and adequately compensate qualified employees;
•adequately maintain and adjust the operational and financial controls that support our business;
•expand research and development, sales and marketing, technical support, distribution capabilities, manufacturing planning or administrative functions and capabilities;
•maintain or establish additional manufacturing facilities and equipment, as well as secure sufficient third-party manufacturing resources, to adequately meet customer demand or lower manufacturing costs; and
•manage an increasingly complex supply chain to maintain a sufficient supply of materials and deliver on time to our manufacturing facilities.
These efforts to grow our business, both in terms of size and in diversity of customer bases served, may put a significant strain on our resources. We have implemented comprehensive cost-saving initiatives to reduce our net loss and mitigate doubt about our ability to continue as a going concern. These initiatives have improved efficiency and streamlined our operations, but we continue to operate at a loss and may need additional funding or further cost-cutting to manage liquidity.
Our possible future growth may exceed our current capacity and require rapid expansion in certain functional areas. We may lack sufficient funding to appropriately expand or incur significant expenses as we attempt to scale our resources and make investments in our business that we believe are necessary to achieve short-term and long-term growth goals. Such investments take time to become fully operational, and we may not be able to expand quickly enough to exploit targeted market opportunities. In addition to our own manufacturing capacity, we are increasingly utilizing contract manufacturers and original design manufacturers (“ODMs”) to produce our products for us. There are also inherent execution risks in expanding product lines and production capacity, whether through our facilities or that of a third-party manufacturer, that could increase costs and reduce our operating results, including design and construction cost overruns, poor production process yields and reduced quality control. If we are unable to fund any necessary expansion or manage our growth effectively, we may not be able to adequately meet demand, our expenses could increase without a proportionate increase in revenue, our margins could decrease, and our business and results of operations could be adversely affected.
Our results of operations, financial condition and business could be harmed if we are unable to balance customer demand and capacity.
As our customer base and customer demand for our products changes and as we launch new products, we must be able to adjust our production capacity to meet demand. We are continually taking steps to address our manufacturing capacity needs for our products. If we are not able to increase or decrease our production capacity at our targeted rate or if there are unforeseen costs associated with adjusting our capacity levels or there are unanticipated interruptions in our global supply chain or logistics from such possibilities as the COVID-19 pandemic, shifting workforces or energy policies, we may not be able to achieve our financial targets. In addition, as we introduce new products and further refine existing products, we must balance the production and inventory of prior generation products with the production and inventory of new products, whether manufactured by us or our contract manufacturers, to maintain a product mix that will satisfy customer demand and mitigate the risk of incurring cost write-downs on the previous generation products, related raw materials and tooling.
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
The lighting industry is highly competitive. In the high-performance lighting markets in which we sell our advanced lighting systems, our products compete with lighting products utilizing traditional lighting technology provided by many vendors. Our higher quality and value advanced lighting and control systems also face competition from lower quality, commodity lighting products when customers may be overly purchase-price sensitive. For sales of MMM products, we compete with a small number of qualified military lighting lamp and fixture suppliers. In certain commercial applications, we typically compete with LED systems produced by large lighting companies. Our primary competitors include Signify, Osram Sylvania, LED Smart, Revolution Lighting Technologies, Orion Energy Systems, Green Creative and Keystone Technologies. Some of these competitors offer products with performance characteristics similar to those of our products. Many of our competitors are larger, more established companies with greater resources to devote to research and development, manufacturing and marketing, as well as greater brand recognition. In addition, larger competitors who purchase greater unit volumes from component suppliers may be able to negotiate lower costs, thereby enabling them to offer lower pricing to end customers. Moreover, the relatively low barriers to entry into the lighting industry and the limited proprietary nature of many lighting products also permit new competitors to enter the industry easily and with lower costs.
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
In the past, we pursued an agency-driven sales channel strategy in order to expand our market presence throughout the United States. As a result, at that time, we had increased our reliance on independent sales agent channels to market and sell our LED lighting and control products. In addition, these parties provide technical sales support to end-users. The current agreements with our agents are generally non-exclusive on the agents’ product portfolio, meaning they can sell our competitors’ products. Any such agreements we enter into in the future may be on similar terms. Our agents may not be motivated to or successfully pursue the sales opportunities available to them, or they may prefer to sell or be more familiar with the products of our competitors. If our agents do not achieve our sales objectives or these relationships take significant time to develop, our revenue may decline, fail to grow or not increase as rapidly as we intend in order to achieve profitability and grow our business. During 2020 and 2021, we significantly reduced our reliance on agencies for a substantial portion of our sales, and refocused our agency relationships on those that were both mutually beneficial and strategically important. Although we believe that our agency strategy will increase the role of independent agents and sales representatives over time, direct sales using internal sales personnel still account for a substantial portion of our sales, and our agency plans may take longer to contribute significantly to our operating results.
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
If our LED lighting and control technology or our UVCD products fail to gain widespread market acceptance or we are unable to respond effectively as new technologies and market trends emerge, our competitive position and our ability to generate revenue, and profits may be harmed.
To be successful in our respective markets for LED lighting and control technology and our UVCD products, we depend on continued market acceptance of our existing LED lighting and control technology establishing market acceptance for our new UVCD products, including in the consumer and commercial markets. Although adoption of LED lighting and air and surface sanitation products continues to grow, including in response to the COVID-19 pandemic and increased awareness of sanitation, the use of LED lighting products for general illumination and the use of UVCD products for air and surface sanitation are in their early stages of market adoption, are still limited, and face significant challenges. Potential customers may be reluctant to adopt LED lighting products as an alternative to traditional lighting technology or UVCD products as an alternative to traditional chemical-based sanitation because of their higher initial costs or perceived risks relating to their novelty, reliability, usefulness, quality and cost-effectiveness when compared to other established lighting sources and sanitation processes available in the market. Changes in economic and market conditions may also make traditional lighting and sanitation technologies more appealing. For example, declining energy prices in certain regions or countries may favor existing lighting technologies that are less energy-efficient, reducing the rate of adoption for LED lighting products in those areas. Notwithstanding continued performance improvements and cost reductions of LED lighting and UVCD technologies, limited customer awareness of the benefits of LED lighting and UVCD products, lack of widely accepted standards governing LED lighting and UVCD products and customer unwillingness to adopt LED lighting and UVCD products could significantly limit the demand for LED lighting and UVCD products. Even potential customers that are inclined to adopt energy-efficient lighting technology or new or increased sanitation technologies may defer investment as LED lighting and UVCD products continue to experience rapid technological advances. Any of the foregoing could adversely impact our results of operations and limit our market opportunities.
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
•our ability to predict, influence, or react to evolving standards;
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
Our past operating results may not be accurate indicators of future performance, and you should not rely on such results to predict our future performance. Our operating results have fluctuated significantly in the past and could fluctuate in the future. Factors that may contribute to fluctuations include:
•changes in aggregate capital spending, cyclicality and other economic conditions, including inflationary pressures, or domestic and international demand in the industries;
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
Despite product testing, defects may be found in our existing or future products. This could result in, among other things, a delay in the recognition or loss of net sales, the write-down or destruction of existing inventory, insurance recoveries that fail to cover the full costs associated with product recalls or other claims, significant warranty, support, and repair costs, diversion of the attention of our engineering personnel from our product development efforts, and damage to our relationships with our customers. The occurrence of these problems could also result in reputational and brand damage or the delay or loss of market acceptance of our lighting products and would likely harm our business. In addition, our customers may specify quality, performance, and reliability standards that we must meet. If our products do not meet these standards, we may be required to replace or rework the products. In some cases, our products may contain undetected defects or flaws that only become evident after shipment. Even if our products meet standard specifications, our customers may attempt to use our products in applications for which they were not designed or in products that were not designed or manufactured properly, resulting in product failures and creating customer satisfaction issues.
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
We provide warranty periods generally ranging from one to ten years on our LED lighting products and one year for our UVCD products. Although we believe our reserves are appropriate, we are making projections about the future reliability of new products and technologies, and we may experience increased variability in warranty claims. Increased warranty claims could result in significant losses due to a rise in warranty expense and costs associated with customer support.

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
We face attempts by others to gain unauthorized access to our information technology systems on which we maintain proprietary and other confidential information. Our security measures may be breached as the result of industrial or other espionage actions of outside parties, employee error, malfeasance or otherwise, and as a result, an unauthorized party may obtain access to our systems. In addition, these same risks to our information technology systems also apply to the third-party service providers’ information technology systems utilized by the Company. Additionally, outside parties may attempt to access our confidential information through other means, for example by fraudulently inducing our employees to disclose confidential information. We actively seek to prevent, detect and investigate any unauthorized access, which occasionally occurs despite our best efforts. We might be unaware of any such access or unable to determine its magnitude and effects. The theft, corruption or unauthorized use or publication of our trade secrets and other confidential business information as a result of such an incident could adversely affect our competitive position and the value of our investment in research and development could be reduced. Our business could be subject to significant disruption, widespread negative publicity and a loss of customers, and we could suffer legal liabilities and monetary or other losses.
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
We may be exposed to certain regulatory and financial risks related to climate change.
Growing concerns about climate change may result in the imposition of additional regulations or restrictions to which we may become subject. A number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to climate change. The outcome of new legislation or regulation in the U.S. and other jurisdictions in which we operate may result in new or additional requirements, fees or restrictions on certain activities. Compliance with these climate change initiatives may also result in additional costs to us, including, among other things, increased production costs, additional taxes, reduced emission allowances or additional restrictions on production or operations. Any adopted future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations. We may not be able to recover the cost of compliance with new or more stringent laws and regulations, which could adversely affect our results of operations, cash flow or financial condition.

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
If we experience a material weakness in our internal control over financial reporting in the future or fail to otherwise maintain effective financial reporting systems and processes, we may be unable to accurately and timely report our financial results or comply with the requirements of being a public company, which could cause the price of our common stock to decline and harm our business.
As a public company reporting to the SEC, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act of 2002, including Section 404(a) that requires that we annually evaluate and report on our systems of internal controls.
We cannot be certain that we will not in the future have material weaknesses in our internal control over financial reporting, or that we will successfully remediate any that we find. In addition, the processes and systems of internal controls we have developed to date may not be adequate. Accordingly, there could be a reasonable possibility that material weaknesses could result in a misstatement of our accounts or disclosures that would result in a material misstatement of our financial statements that would not be prevented or detected on a timely basis, or cause us to fail to meet our obligations to file periodic financial reports on a timely basis. Any of these failures could result in adverse consequences that could materially and adversely affect our business, including an adverse impact on the market price of our common stock, potential action by the SEC against us, possible defaults under our debt agreements, shareholder lawsuits, delisting of our stock, general damage to our reputation and the diversion of significant management and financial resources.
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
Our common stock is “thinly-traded” and we have a relatively small public float, which increases volatility in the share price and makes it difficult for investors to buy or sell shares in the public market without materially affecting our share price. Since the beginning of 2021, our market price has ranged from a low of $1.14 to a high of $9.64 and continues to experience significant volatility. Broad market and industry factors also may adversely affect the market price of our common stock, regardless of our actual operating performance. Factors that could cause wide fluctuations in our stock price may include, among other things:
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
We expect to require additional financing to fund future operations, including our research, development, sales and marketing activities. We are authorized to issue 50,000,000 shares of common stock of which 6,453,777 shares were issued and outstanding as of March 14, 2022, and 5,000,000 shares of preferred stock, of which 876,447 were issued and outstanding as of March 14, 2022. Our Board of Directors has the authority, without action or vote of our stockholders, to issue authorized but unissued shares of common and preferred stock subject to Nasdaq’s rules. Additionally, if we raise additional funds by issuing equity securities, the percentage ownership of our current stockholders will be reduced, and, if the equity securities issued are preferred shares, the holders of the new preferred shares may have rights superior to those of our existing stockholders, which could adversely affect rights of our existing stockholders and the market price of our common stock. In addition, in order to raise additional capital or acquire businesses in the future, we may need to issue securities that are convertible or exchangeable for shares of our common or preferred stock. If we raise additional funds by issuing debt securities, the holders of those debt securities would have some rights senior to those of our existing stockholders, and the terms of these debt securities could impose restrictions on operations and create a significant interest expense for us which could have a materially adverse effect on our business. Any such issuances could be made at a price that reflects a discount to the then-current trading price of our common stock. These issuances could be dilutive to our existing stockholders and cause the market price of our common stock to decline.
The exercise of outstanding warrants to purchase our common stock or the conversion of shares of our Series A Convertible Preferred Stock into shares of common stock may dilute the ownership interest of our common stockholders.
In connection with past financing activity, we have issued convertible preferred stock and warrants to purchase our common stock. The exercise of some or all of the outstanding warrants to purchase our common stock or the conversion of some or all of the outstanding Series A Convertible Preferred Stock may dilute the ownership interests of our stockholders. Any sales of our common stock issuable upon the exercise of the warrants or conversion of the Series A Preferred Stock could adversely affect prevailing market prices of our common stock. In addition, the anticipated exercise of the warrants or conversion of the Series A Convertible Preferred Stock could depress the price of our common stock.
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
We have in the past received notices from Nasdaq advising us that we were not in compliance with the continued listing requirements, although, in each case, we were able to subsequently regain compliance. In January 2019, we received a letter from the Nasdaq Listing Qualifications Staff (the “Staff”) notifying us that, for the prior 30 consecutive trading days, the closing bid price for our common stock was below the minimum $1.00 per share required pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), our common stock traded above $1.00 for the required number of days within the 180-calendar day period immediately following our receipt of the notice to regain compliance with the Bid Price Rule.
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

On August 17, 2020, we received a letter from the Staff notifying us that we were no longer in compliance with Nasdaq Listing Rule 5550(b)(1), which requires listed companies to maintain stockholders’ equity of at least $2,500,000 if they do not meet the alternative compliance standards relating to the market value of listed securities or net income from continuing operations (the “Minimum Stockholders’ Equity Rule”). Our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020, reflected that our stockholders’ equity as of June 30, 2020 was $1,714,000. Based on our timely submission of our plan to regain compliance, Nasdaq granted us an extension through February 15, 2021 to regain compliance with the Minimum Stockholders’ Equity Rule. In accordance with one part of the plan submitted to the Staff, we successfully modified our outstanding warrants and in December 2020, we reclassified $1.4 million from warrant liability into equity. At December 31, 2020, our stockholders’ equity was $4,255,000. On January 20, 2021,we received a letter from the Staff notifying us that, on a conditional basis, Nasdaq has determined that we have regained compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market. At December 31, 2021, our stockholders’ equity was $6,209,000.
On December 21, 2021, we received a letter from the Staff notifying the Company that, as a result of the resignation of a director, as previously disclosed, from the Board of Directors and the Audit and Finance Committee, we are not in compliance with Nasdaq Listing Rule 5605, which requires that our Audit and Finance Committee be comprised of at least three directors, all of whom are independent pursuant to the rules of Nasdaq and applicable law. The notification letter had no immediate effect on the Company’s listing on the Nasdaq Capital Market. The letter further provided that, pursuant to Nasdaq Listing Rule 5605(c)(4), we are entitled to a cure period to regain compliance with Nasdaq Listing Rule 5605, which cure period will expire on the earlier of the date of our next annual shareholders’ meeting and November 11, 2022, or, if the next annual shareholders’ meeting is held before May 10, 2022, then the cure period will expire on May 10, 2022. The Board of Directors has commenced a search for a new independent director, who would be expected to serve on our Audit and Finance Committee, or the Board of Directors will otherwise appoint a current independent director to fill the vacancy on the committee. On February 24, 2022, the Company announced the appointment of two additional independent directors, one of which, was appointed to fill the vacancy on the Audit and Finance Committee, bringing us into compliance with Nasdaq Listing Rule 5605.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our principal executive offices and our manufacturing facility are located in an approximately 117,000 square foot facility in Solon, Ohio, under a lease agreement expiring on June 30, 2022. We believe this facility is adequate to support our current operations. The Company expects to enter into a new lease upon expiration that we believe will be adequate for our anticipated operations.
ITEM 3. LEGAL PROCEEDINGS
From time to time, we may be involved in legal proceedings arising from the normal course of business. See Note 15, “Legal Matters,” to our financial statements for the year ended December 31, 2021 included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock trades on The Nasdaq Capital Market under the symbol “EFOI.”
Stockholders
There were approximately 59 holders of record of our common stock as of March 14, 2022, however, a large number of our stockholders hold their stock in “street name” in brokerage accounts. Therefore, they do not appear on the stockholder list maintained by our transfer agent.
Dividends
We have not declared or paid any cash dividends, and do not anticipate paying cash dividends in the near future.
ITEM 6. [RESERVED]

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
Overview
Energy Focus, Inc. engages primarily in the design, development, manufacturing, marketing and sale of energy-efficient lighting systems and controls and ultraviolet-C light disinfection (“UVCD”) products. We develop, market and sell high quality light-emitting diode (“LED”) lighting and controls products and UVCD products in the commercial market and military maritime market (“MMM”), and began to expand our offerings into the consumer market in the fourth quarter of 2021. Our mission is to enable our customers to run their facilities, offices and homes with greater energy efficiency, productivity, and human health and wellness through advanced LED retrofit and UVCD solutions. Our goal is to be the LED and human-centric lighting (“HCL”) technology and market leader for the most demanding applications where performance, quality, value, environmental impact and health are considered paramount. We specialize in LED lighting retrofit by replacing fluorescent, high-intensity discharge lighting and other types of lamps in institutional buildings for primarily indoor lighting applications with our innovative, high-quality commercial and military-grade tubular LED (“TLED”) products, as well as other LED and lighting control products for commercial and consumer applications. In late 2020, we announced the launch of our UVCD product portfolio. With initial development complete and two products now brought to market, we anticipate the development of additional UVCD products in 2022.
The LED lighting industry has changed dramatically over the past several years due to increasing competition and price erosion. We have been experiencing these industry forces in both our military business since 2016 and in our commercial segment, where we once commanded significant price premiums for our flicker-free TLEDs with primarily 10-year warranties. In more recent years, we have focused on redesigning our products for lower costs and consolidating our supply chain for stronger purchasing power where appropriate in order to price our products more competitively. Despite these efforts, our legacy products continue to face aggressive pricing competition and a convergence of product functionality in the marketplace. These trends are not unique to Energy Focus as evidenced by the increasing number of industry peers facing challenges, exiting LED lighting, selling assets and even going out of business.
In addition to continuously pursuing scheduled cost reductions, our strategy to combat these trends is to innovate both our technology and product offerings with differentiated products and solutions that offer greater, distinct value. Specific examples of these products we have developed include the RedCap®, our emergency backup battery integrated TLED, EnFocus™, our new dimmable/color-tunable lighting and powerline control platform that we launched in 2020, and the second generation of EnFocus™ powerline control switches and circadian lighting system for both commercial and residential markets, which we plan to launch in 2022. During 2022, we also plan to expand and enhance the performance of our RedCap® product line. We believe our revamped go-to-market strategy that focuses more on direct-sales marketing, selectively expanding our channel partner network that covers territories across the country, and listens to the voice of the customer, has led to better and more impactful product development efforts that we believe will eventually translate into larger addressable markets and greater sales growth for us.
The Energy Focus UVCD solutions aim to provide impactful and affordable disinfection products for businesses and homes to effectively reduce infection risks and improve indoor air quality. In addition to being ozone-free, the products are designed to guard against the risks of direct human exposure to UV-C rays. The nUVoTM products include enclosed, self-contained UV-C disinfection units that continuously inactivate viruses while reducing overall pathogen levels in the air, including bacteria and mold. We believe Energy Focus UVCD solutions are capable of providing affordable continuous disinfection with high effectiveness and safety. We believe that the UVCD products will open up a new, emerging and sizable market for us and expand our sales and growth potential.
Prior to 2019, the Company experienced significant sales declines, operating losses and increases in its inventory. Beginning in 2019, significant restructuring efforts were undertaken. The Company replaced the entire senior management team, significantly reduced non-critical expenses, minimized the amount of inventory the Company was purchasing, dramatically changed the composition of our board of directors (“Board of Directors”) and the executive team, and recruited new departmental leaders across the Company. The cost savings efforts undertaken included phased actions to reduce costs to minimize cash usage. Initial actions included the elimination of certain positions, restructuring of the sales organization and incentive plan, flattening of the senior management team, additional operational streamlining, management compensation reductions, and outsourcing of certain functions including certain elements of supply chain and marketing.

During 2020 and 2021, we continued to see the cost-savings benefits from these relaunch efforts, in addition to a number of strategic sourcing projects completed during 2020 and 2021. In February 2022, we also added two experienced executives to our Board of Directors with extensive lighting and consumer products industry experience. It is our belief that the continued momentum of the efforts undertaken in 2020 and into 2021, along with the development and launch of new and innovative products as well as an expanded sales team and distribution network, will over time result in improved sales and bottom-line performance for the Company.
We launched our patented EnFocus™ platform during the second quarter of 2020 and, despite the ongoing, significant delay and slowdown in our customers’ lighting projects following the impacts of the COVID-19 pandemic, we continue to receive positive feedback from the market. The EnFocus™ platform offers two immediately available product lines: EnFocus™ DM, which provides a dimmable lighting solution, and EnFocus™ DCT, which provides both a dimmable and color tunable lighting solution. EnFocus™ enables buildings to have dimmable, color tunable and circadian-ready lighting using existing wiring, without requiring laying additional data cables or any wireless communication systems, through a relatively simple upgrade with EnFocus™ switches and LED lamps, a far more secure, affordable and environmentally sustainable solution compared with replacing entire lighting fixtures and incorporating additional wired or wireless communication.
In addition, in response to the COVID-19 pandemic and an anticipated increase in sanitation and hygiene demand for buildings, facilities and homes, we developed advanced UVCD air disinfection products for both consumer as well as the commercial and industrial markets. Two of these UVCD products were available beginning in the fourth quarter of 2021: the nUVo™ Tower air disinfector, a portable air disinfection device for offices and homes, and the nUVo™ Traveler air disinfector, a portable air disinfection device for in-vehicle and other smaller locations. Additional nUVo™ product development is planned for 2022 as we expect to refocus our ongoing UVCD development efforts on the consumer and commercial space.
During 2021, our MMM business continued to face challenges resulting from the delayed availability of government funding and the timing of U.S. Navy awards, with several anticipated projects facing repeated and ongoing delays. We continue to pursue opportunities from the U.S. Navy and the government sector to minimize such volatility. Previously in our MMM business, significant efforts undertaken to reduce costs in our product offerings have positioned us to be more competitive along with improved production efficiencies. Such efforts allowed us to continue to win bids and proposals that helped grow our MMM sales throughout 2020, offsetting some of the weakness being experienced in our commercial business that year. In addition, during the fourth quarter of 2020, we became an approved supplier for the General Services Administration (“GSA”) and many of our products are now listed in the GSA website for all federal and military agencies to view and order our products, a channel we hope to further develop. While we continue to aggressively seek to increase sales of our commercial products, the MMM business offers us continued sales opportunities, in addition to validating our product quality and strengthening our brand trust in the marketplace. However, due to product mix impacts resulting from the continued impact of the COVID-19 pandemic on commercial sales, our current financial results are in part driven by, and reflect volatility in, our MMM sales.
Meanwhile, we continue to seek additional external funding alternatives and sources to support our growth strategies, plans and initiatives. We plan to achieve profitability through developing and launching new, innovative products such as EnFocusTM and our UVCD products and further leveraging our unique and proprietary technology such as RedCap®, as well as executing on our multi-channel sales strategy that targets key verticals, such as government, healthcare, education and commercial and industrial, complemented by our marketing outreach campaigns and expanding channel partnerships. We also plan to continue to develop advanced lighting and lighting control applications built upon the EnFocusTM platform that aim to serve both consumer and commercial markets. In addition, we intend to continue to apply rigorous financial discipline in our organizational structure, business processes and policies, strategic sourcing activities and supply chain practices to help accelerate our path towards profitability.
Despite continuing progress throughout 2021, the Company’s results reflect the challenges due to long and unpredictable sales cycles, unexpected delays in MMM and commercial customer retrofit budgets and project starts, and unexpected supply chain issues, all exacerbated by the COVID-19 pandemic since early 2020. There has also been continuing aggressive price competition in the lighting industry. We continued to incur losses and we have a substantial accumulated deficit, which continues to raise substantial doubt about our ability to continue as a going concern at December 31, 2021.
The COVID-19 pandemic in particular has, and may continue to have, a significant economic and business impact on our company. Throughout 2021, following a slowdown in 2020, we have seen a continuing weakness in commercial sales as customers in the healthcare, education, and commercial and industrial sectors delayed order placements in reaction to the impacts of the COVID-19 pandemic that caused our customers to suspend or postpone lighting retrofit projects due to budget and occupancy uncertainties. Global supply chain and logistics challenges have further exacerbated slowdowns in customer projects, as well as impacted our inventory strategies to respond to customer and supplier timelines.
We continue to monitor the impact of the COVID-19 pandemic on our customers, suppliers and logistics providers, and to evaluate governmental actions being taken to curtail and respond to the spread of the virus. Global supply chain and logistics constraints are impacting our inventory purchasing strategy, leading to a buildup of inventory and components in an effort to manage both shortages of available components and longer lead times in obtaining components. Disruptions in global logistics networks are also impacting our lead times and ability to efficiently and cost-effectively transport products from our third-party suppliers to our facility. The significance and duration of the ongoing impact on us is still uncertain. Material adverse effects of the COVID-19 pandemic on market drivers, our customers, suppliers or logistics providers could significantly impact our operating results. We also plan to continue to actively follow, assess and analyze the ongoing impact of the COVID-19 pandemic and stand ready to adjust our organizational structure, strategies, plans and processes to respond.
Because the situation continues to evolve, we cannot reasonably estimate the ultimate impact to our business, results of operations, cash flows and financial position that the COVID-19 pandemic may have. Continuation of the COVID-19 pandemic and government actions in response thereto could cause further disruptions to our operations and the operations of our customers, suppliers and logistics partners and could significantly adversely affect our near-term and long-term revenues, earnings, liquidity and cash flows. We will remain agile as an organization to respond to potential or continuing weakness in the macroeconomic environment and in the meantime expand sales channels and enter new markets such as the UVCD and consumer markets, that we believe will provide additional growth opportunities.
Results of operations
The following table sets forth the percentage of net sales represented by certain items reflected on our Consolidated Statements of Operations for the following periods:

	2021	2020
Net sales	100.0%	100.0%
Cost of sales	82.8	69.2
Gross profit	17.2	30.8

Operating expenses:
Product development	19.2	8.4
Selling, general, and administrative	86.5	46.9
Restructuring	(0.2)	(0.4)
Total operating expenses	105.5	54.9
Loss from Operations	(88.3)	(24.1)

Other expenses:
Interest expense	8.0	2.9
Gain on forgiveness of PPP loan	(8.1)	—
Loss on extinguishment of debt	—	1.6
Other income - employee retention tax credit	(8.9)	—
Loss from change in fair value of warrants	—	6.5
Other expenses, net	0.7	0.4
Net loss before income taxes	(80.0)	(35.5)
Benefit from income taxes	—	—
Net loss	(80.0)%	(35.5)%

Net sales
A further breakdown of our net sales by product line is as follows (in thousands):

	2021	2020
Commercial products	$4,682	$5,404
MMM products	5,183	11,424
Total net sales	$9,865	$16,828
Our net sales of $9.9 million in 2021 decreased 41.4% compared to 2020, mainly driven by a decrease of 54.6% in MMM sales. The decrease in net MMM product sales in 2021 as compared to 2020 was mainly due to the limited availability of government funding and the delayed timing of expected orders. MMM sales were also higher in 2020 primarily due to delays in government purchasing during 2019 that were pushed into 2020. Additionally, in March 2020, we won a contract worth about $3.5 million, and throughout 2020, our sales from our in-house sales and inside sales accounts grew significantly. Net sales of our commercial products decreased 13.4% in 2021 as compared to 2020, reflecting continuing fluctuations in the timing, pace, and size of commercial projects, including continuing impacts of the COVID-19 pandemic.
International sales
We do not generate significant sales from customers outside the United States. International net sales accounted for approximately 2% of net sales in 2021 and 1% of net sales in 2020. Changes in currency exchange rates did not have an impact on net sales in 2021 or 2020, as our sales, including international sales, are denominated in U.S. dollars.
Gross profit
Gross profit was $1.7 million, or 17.2% of net sales, for 2021, compared with gross profit of $5.2 million, or 30.8% of net sales for 2020. The year-over-year decrease in gross margin was driven primarily by lower sales, resulting in an overhang in fixed costs against the lower sales volume of $1.0 million, or 10.1% of net sales, and unfavorable inventory and warranty reserve adjustments of $0.3 million, or 2.9% of net sales. Gross margin for 2021 included a favorable impact from product mix, and favorable price and usage variances for material and labor of $0.8 million, or 8.3% of net sales.
Operating expenses
Product development
Product development expenses include salaries, including stock-based compensation and related benefits, contractor and consulting fees, certain legal fees, supplies and materials, as well as overhead items, such as depreciation and facilities costs. Product development costs are expensed as they are incurred. Cost recovery represents the combination of revenues and credits from government contracts.
Total gross and net product development spending, including credits from government contracts, is shown in the following table (in thousands):

	For the year ended December 31,
	2021	2020
Total gross product development expenses	$1,891	$1,415
Gross product development expenses were $1.9 million in 2021, an increase of 33.6%, compared to $1.4 million in 2020. The increase primarily resulted from increased product development and testing costs, as well as salaries and related benefit (including stock compensation) costs of $0.3 million and $0.1 million, respectively, associated with the development and launch of our UVCD products.

Selling, general, and administrative
Selling, general, and administrative expenses were $8.5 million, or 86.5% of net sales, in 2021, compared to $7.9 million, or 46.9% of net sales, in 2020. Of the year-over-year $0.6 million increase, approximately $0.8 million is attributable to increased headcount and salaries, including stock-based compensation and related benefits, $0.2 million is related to an increase in trade show and other marketing costs, $0.1 million is related to increased sales commissions, $0.1 million is related to increased travel and related expenses, $0.1 million is related to an increase in network and other software costs and $0.1 million is related to an increase in dues and subscriptions. These increases were offset by savings of $0.6 million in legal and professional fees and $0.2 million in recruiting and relocation fees.
Restructuring
During 2021 and 2020, we recorded restructuring credits of approximately $21 thousand and $60 thousand, respectively, related to the cost and offsetting sub-lease income for the remaining lease obligation for our former New York, New York and Arlington, Virginia offices. The lease on our Arlington, Virginia office ended in September of 2019 and the lease on our New York, New York office expired in June of 2021.
Please refer to Note 3, “Restructuring,” included in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report for further information.
Other expenses
Interest expense
We incurred $792 thousand in interest expense in 2021, primarily related to the interest on borrowings and non-cash amortization of fees related to our revolving lines of credit with Crossroads Financial Group, LLC (the “Inventory Facility”) and Factors Southwest L.L.C. (d/b/a FSW Funding) (the “Receivables Facility” and, together with the Inventory Facility, the “Credit Facilities”), interest on borrowings and non-cash amortization of fees associated with the increase in the borrowing capacity on the Inventory Facility, and interest on the promissory note in the principal amount of $1.7 million (the “Streeterville Note”) the Company sold and issued to Streeterville Capital, LLC (“Streeterville”) pursuant to a note purchase agreement with Streeterville.
In 2020, we incurred $481 thousand in interest expense primarily related to interest on borrowings and non-cash amortization of fees related to our former revolving line of credit with Austin Financial Services, Inc. (the “Austin Facility”), the promissory note in the principal amount of $1.3 million (the “Iliad Note”) the Company sold and issued to Iliad Research and Trading, L.P. (“Iliad”), pursuant to a note purchase agreement (the “Iliad Note Purchase Agreement”) with Iliad, and the interest on borrowings and non-cash amortization of fees related to the Credit Facilities.
Gain on forgiveness of PPP loan
Forgiveness income of $801 thousand related to the Paycheck Protection Program (“PPP”) loan taken out during 2020 and forgiven in 2021 was recognized during the first quarter 2021.
Loss on extinguishment of debt
A loss of $276 thousand on the extinguishment of debt was recognized during the year ended December 31, 2020, consisting of a $100 thousand termination fee and the write-off of the remaining related debt acquisition costs of $59 thousand from the Austin Facility as well as the write-off of the remaining debt acquisition costs of $117 thousand relating to the Iliad Note.
Employee Retention Tax Credit
During the year ended December 31, 2021, we recognized other income of $876 thousand related to eligible Employee Retention Tax Credit (“ERTC”) expenses incurred during the second and third quarters of 2021 for which we became eligible.

Loss from change in fair value of warrants
A loss of $1.1 million was recognized during the year ended December 31, 2020 for the market value change in our warrant liabilities related to a private issuance of warrants to certain institutional investors to purchase up to 688,360 shares of our common stock with an exercise price of $3.37 per share and a private issuance of warrants to the placement agents to purchase up to 48,185 shares of our common stock with an exercise price of $4.99 per share, both at a purchase price of $0.625 per warrant (collectively, the “January 2020 Warrants”), which were completed concurrently with a registered direct offering for the sale of 688,360 shares of our common stock to the same institutional investors, at a purchase price of $3.37 per share, in January 2020 (such concurrent registered direct offering and private issuance, together, the “January 2020 Equity Offering”). The loss recognized was a result of the revaluation of the warrant liability using the market price of the Company’s common stock at December 22, 2020, versus the market price of the Company’s common stock at the time of initial issuance of the January 2020 Warrants (January 13, 2020). The terms of the January 2020 Warrants were amended in December 2020 such that they were reclassified as equity, and no liability with respect to such January 2020 Warrants exists at either December 31, 2021 or 2020. As such, there is no related gain or loss recorded for the twelve months ended December 31, 2021.
Other expenses, net
We recognized other expenses, net, of $65 thousand in 2021, compared to other expenses, net, of $73 thousand in 2020. Other expenses, net, in 2021 and 2020 primarily consisted of bank and collateral management fees.
Income taxes
For the years ended December 31, 2021 and 2020, our effective tax rate was 0.0% and 0.1%, respectively.
In 2021, our effective tax rate was lower than the statutory rate due to an increase in the valuation allowance as a result of the $9.6 million additional federal net operating loss we recognized for the year. In 2020, our effective tax rate was lower than the statutory rate due to an increase in the valuation allowance as a result of the $7.1 million additional federal net operating loss we recognized for the year.
Deferred income tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred income tax assets will not be realized. In considering the need for a valuation allowance, we assess all evidence, both positive and negative, available to determine whether all or some portion of the deferred tax assets will not be realized. Such evidence includes, but is not limited to, recent earnings history, projections of future income or loss, reversal patterns of existing taxable and deductible temporary differences, and tax planning strategies. We have recorded a full valuation allowance against our deferred tax assets at December 31, 2021 and 2020, respectively. We had no net deferred liabilities at December 31, 2021 or 2020. We will continue to evaluate the need for a valuation allowance on a quarterly basis.
At December 31, 2021, we had net operating loss carry-forwards of approximately $125.4 million for federal income tax purposes ($77.2 million for state and local income tax purposes). However, due to changes in our capital structure, approximately $71.0 million of the $125.4 million is available after the application of IRC Section 382 limitations. As a result of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), net operating loss carry-forwards generated in tax years beginning after December 31, 2017 can only offset 80% of taxable income. These net operating loss carry-forwards can no longer be carried back, but they can be carried forward indefinitely. The $9.6 million and $7.1 million in federal net operating losses generated in December 31, 2021 and 2020, respectively, will be subject to the new limitations under the Tax Act. If not utilized, the carry-forwards generated prior to December 31, 2017 of $37.5 million will begin to expire in 2023 for federal purposes and have begun to expire for state and local purposes. Please refer to Note 11, “Income Taxes,” included in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report for further information.
Net loss
Net loss was $7.9 million for 2021, inclusive of a non-cash, pre-tax gain of $0.8 million from the forgiveness of the Company’s PPP loan and $0.9 million in other income recorded relating to the ERTC ($431 thousand of which was received during the fourth quarter of 2021). This compares with a net loss of $6.0 million for 2020, which included a non-cash, pre-tax loss of $1.1 million resulting from the revaluation of the warrant liability throughout 2020.

Liquidity and capital resources
General
We generated a net loss of $7.9 million in 2021, compared to net loss of $6.0 million in 2020. We have incurred substantial losses in the past, and as of December 31, 2021, we had an accumulated deficit of $138.7 million.
In order for us to operate our business profitably, we need to grow our sales, maintain cost control discipline while balancing development of our new products required for long-term competitiveness and revenue growth, continue our efforts to reduce product cost, and drive further operating efficiencies. There is a risk that our strategy to return to profitability may not be successful. We will likely require additional financing in the next twelve months to achieve our strategic plan and, if our operations do not achieve, or we experience an unanticipated delay in achieving, our intended level and pace of profitability, we will continue to need additional funding thereafter, none of which may be available on favorable terms or at all and could require us to discontinue or curtail our operations.
Considering both quantitative and qualitative information, we continue to believe that the combination of our plan to continue to ensure appropriate levels of the availability of external financing, current financial position, liquid resources, obligations due or anticipated within the next year, and implementation of our product development and sales channel strategy, if adequately executed, will provide us with an ability to finance our operations through 2022 and will mitigate the substantial doubt about our ability to continue as a going concern.
Credit Facilities
On August 11, 2020, we entered into the Credit Facilities. The Credit Facilities consist of the Inventory Facility, a two-year inventory financing facility for up to $3.0 million, which amount was subsequently increased to $3.5 million, and the Receivables Facility, a two-year receivables financing facility for up to $2.5 million. These facilities replaced our previous credit facility, the Austin Facility. As of December 31, 2021, our cash was approximately $2.7 million and our total outstanding balance was approximately $2.2 million under the Credit Facilities. As of December 31, 2021, our additional availability under the Credit Facilities was $1.7 million.
December 2021 Private Placement
In December 2021, we completed a private placement (the “December 2021 Private Placement”) with certain institutional investors for the sale of 1,193,185 shares of our common stock at a purchase price of $3.52 per share. We also sold to the same institutional investors (i) pre-funded warrants (“Pre-Funded Warrants”) to purchase 85,228 shares of common stock at an exercise price of $0.0001 per share and (ii) warrants (collectively with the Pre-Funded Warrants, the “December 2021 Warrants”) to purchase up to an aggregate of 1,278,413 shares of common stock at an exercise price of $3.52 per share. We paid the placement agent commission of $360 thousand, plus $42 thousand in expenses, in connection with the December 2021 Private Placement and we also paid legal, accounting and other fees of $97 thousand related to the December 2021 Private Placement. Total offering costs of $499 thousand have been presented as a reduction of additional paid-in-capital and have been netted within equity in the Condensed Consolidated Balance Sheet as of December 31, 2021. Net proceeds to us from the December 2021 Private Placement were approximately $4.0 million.
June 2021 Equity Offering
In June 2021, we completed a registered direct offering of 990,100 shares of our common stock to certain institutional investors, at a purchase price of $5.05 per share (the “June 2021 Equity Offering”). We paid the placement agent commissions of $400 thousand, plus $51 thousand in expenses, in connection with the June 2021 Equity Offering and we also paid legal and other fees of $19 thousand related to the June 2021 Equity Offering. Total offering costs of $470 thousand have been presented as a reduction of additional paid-in capital and have been netted within equity in the Condensed Consolidated Balance Sheet as of December 31, 2021. Total offering costs of $470 thousand have been presented as a reduction of additional paid-in-capital and have been netted within equity in the Condensed Consolidated Balance Sheet as of December 31, 2021. Net proceeds to us from the June 2021 Equity Offering were approximately $4.5 million.

Streeterville Note
On April 27, 2021, we entered into a note purchase agreement with Streeterville, pursuant to which we sold and issued the Streeterville Note. The Streeterville Note was issued with an original issue discount of $194 thousand and Streeterville paid a purchase price of $1.5 million for the Streeterville Note, after deduction of $15 thousand of Streeterville’s transaction expenses.
The Streeterville Note has a maturity date of April 27, 2023, and accrues interest at 8% per annum, compounded daily, on the outstanding balance. The Company may prepay the amounts outstanding under the Streeterville Note at a 10% premium. Beginning on November 1, 2021, Streeterville may require the Company to redeem up to $205 thousand of the Streeterville Note in any calendar month. The Company has the right on three occasions to defer all redemptions that Streeterville could otherwise require the Company to make during any calendar month. Each exercise of this deferral right by the Company will increase the amount outstanding under the Streeterville Note by 1.5%. The Company exercised this right twice during the fourth quarter of 2021.
The total liability for the Streeterville Note, net of discount and financing fees, was $1.7 million at December 31, 2021. Unamortized loan discount and debt issuance costs were $43 thousand at December 31, 2021.
In the event our common stock is delisted from Nasdaq, the amount outstanding under the Streeterville Note will automatically increase by 15% as of the date of such delisting.
January 2020 Equity Offering
In January 2020, we completed a registered direct offering for the sale of 688,360 shares of our common stock to certain institutional investors, at a purchase price of $3.37 per share. We also sold, to the same institutional investors, warrants to purchase up to 688,360 shares of common stock at an exercise price of $3.37 per share in a concurrent private placement (the “Investor Warrants”) for a purchase price of $0.625 per warrant. We paid the placement agent commissions of $193 thousand plus $50 thousand in expenses in connection with the January 2020 Equity Offering and we also paid legal, accounting and other fees of $231 thousand related to the January 2020 Equity Offering. In addition, we issued warrants to the placement agent to purchase up to 48,185 shares of common stock at an exercise price of $4.99 per share (together with the Investor Warrants, the, “January 2020 Warrants”). Proceeds to us, before expenses, from the January 2020 Equity Offering were approximately $2.8 million. In accordance with the terms of the Iliad Note described below, 10% of the gross proceeds from the January 2020 Equity Offering ($275 thousand) were used to make payments on the Iliad Note, a large portion of which was applied to reduce the outstanding principal amount.
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
On December 1, 2020, we repaid the remaining outstanding balance of $30 thousand on the Iliad Note prior to its maturity date of November 24, 2021. We wrote off $117 thousand in remaining debt and original issue discount costs at that time. The debt acquisition and original issue discount costs written-off are reflected as a loss on extinguishment of debt in our Consolidated Statements of Operations for the year ended December 31, 2020.
Pursuant to the Iliad Note Purchase Agreement and the Iliad Note, we had, among other things, agreed that, until the Iliad Note was repaid, 10% of gross proceeds the Company received from the sale of our common stock or other equity must be paid to Iliad and applied to reduce the outstanding balance of the Iliad Note.
Convertible Notes
On March 29, 2019, we issued $1.7 million aggregate principal amount of subordinated convertible promissory notes (the “Convertible Notes”) to certain investors in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. The Convertible Notes had a maturity date of December 31, 2021 and bore interest at a rate of 5% per annum until June 30, 2019 and at a rate of 10% thereafter. Pursuant to their terms, on January 16, 2020, following approval by our stockholders of certain amendments to the Company’s Certificate of Incorporation, the principal amount of all of the Convertible Notes, and the accumulated interest thereon ($0.1 million), which totaled $1.8 million, were converted at a conversion price of $0.67 per share into an aggregate of 2,709,018 shares of the Company’s Series A Convertible Preferred

Stock, par value $0.0001 per share (the “Series A Preferred Stock”), which is convertible on a one-for-five basis into shares of our common stock. During 2020, 111,548 shares of the Series A Preferred Stock were converted into 22,310 shares of common stock. During 2021, 1,721,023 shares of Series A Preferred Stock were converted into 344,205 shares of common stock.
Need for Additional Financing
Even with access to borrowings under the Credit Facilities, we may not generate sufficient cash flows from our operations or be able to borrow sufficient funds to sustain our operations within the next twelve months or in the time periods thereafter. As such, we will likely need additional external financing during 2022 and thereafter and will continue to review and pursue external funding sources including, but not limited to, the following:
•obtaining financing from traditional or non-traditional investment capital organizations or individuals;
•obtaining funding from the sale of our common stock or other equity or debt instruments; and
•obtaining debt financing with lending terms that more closely match our business model and capital needs.
There can be no assurance that we will obtain future funding on acceptable terms, in a timely fashion, or at all. Obtaining additional financing contains risks, including:
•additional equity financing may not be available to us on satisfactory terms and any equity we are able to issue could lead to dilution for current stockholders and have rights, preferences and privileges senior to our common stock;
•loans or other debt instruments may have terms or conditions, such as interest rates, restrictive covenants and control or revocation provisions, which are not acceptable to management or our Board of Directors; and
•the current environment in the capital markets, as well as global health risks, combined with our capital constraints may prevent us from being able to obtain adequate debt financing.
Additionally, if we are unable to find a permanent Chief Executive Officer, it may be more difficult to obtain additional financing on satisfactory terms or at all. If we fail to obtain additional financing to sustain our business before we are able to produce levels of revenue to meet our financial needs, we will need to delay, scale back or eliminate our business plan and further reduce our operating costs and headcount, each of which would have a material adverse effect on our business, future prospects, and financial condition. A lack of additional financing could also result in our inability to continue as a going concern and force us to sell certain assets or discontinue or curtail our operations and, as a result, investors in the Company could lose their entire investment.

Cash and debt
At December 31, 2021, our cash balance was $2.7 million, compared to $1.8 million at December 31, 2020.
The following is a summary of cash flows from operating, investing, and financing activities, as reflected in the Consolidated Statements of Cash Flows (in thousands):

	2021	2020
Net cash used in operating activities	$(9,765)	$(2,451)

Net cash used in investing activities	$(443)	$(223)

Proceeds from the issuance of common stock and warrants	$9,500	$2,749
Proceeds from the exercise of warrants	801	918
Offering costs paid on the issuance of common stock and warrants	(969)	(510)
Proceeds from PPP loan	—	795
Principal payments under finance lease obligations	(3)	(3)
Proceeds from exercise of stock options and purchases through employee stock purchase plan	80	100
Common stock withheld in lieu of income tax withholding on vesting of restricted stock units	(1)	(3)
Payments for deferred financing costs & termination fees	(30)	(320)
Payments on the Iliad Note	—	(1,306)
Proceeds from the Streeterville Note	1,515	—
Net (payments on) proceeds from credit line borrowings - Credit Facilities	(181)	2,459
Net payments on credit line borrowings - Austin Facility	—	(719)
Net cash provided by financing activities	$10,712	$4,160
Cash used in operating activities
Net cash used in operating activities of $9.8 million in 2021 resulted primarily from the net loss incurred of $7.9 million, adjusted for non-cash items, including: depreciation and amortization of $0.2 million, stock-based compensation, net of $0.4 million, gain on forgiveness of the PPP loan of $0.8 million, other income related to the ERTC of $0.9 million, and unfavorable provisions from inventory and warranty of $0.2 million and $0.1 million, respectively, as well as accounts receivable and working capital changes. We generated $0.8 million through the timing of collection of accounts receivable, $0.7 million from the change in prepaid and other current assets (primarily the receipt of ERTC funds), $0.3 million for short-term deposits related to the timing of inventory receipts with our contract manufacturers for our nUVo™ and EnFocus™ products, and $0.2 million from changes in deferred revenue. We used $2.4 million from a net increase in inventories primarily due to the timing of inventory receipts, $0.4 million in cash for a decrease in accounts payable due to the timing of inventory receipts and payments, and $0.4 million through a decrease of other accrued liabilities, primarily related to accrued payroll and benefits and commissions.
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

Cash used in investing activities
Net cash used by investing activities was $0.4 million in 2021, primarily from the purchase of software and tooling to support production operations as well as the development of e-commerce platforms.
Net cash used by investing activities was $0.2 million in 2020, and resulted primarily from the addition of property and equipment tooling to support production operations.
Cash provided by financing activities
Net cash provided by financing activities for the year ended December 31, 2021 of $10.7 million primarily resulted from $4.0 million and $4.5 million in net proceeds received from the December 2021 Private Placement and the June 2021 Equity Offering, respectively, $1.5 million of net proceeds from the Streeterville Note, and $0.8 million of proceeds from the exercise of 237,892 January 2020 Warrants. These increases in cash were offset by net payments made against borrowings under the Inventory Facility and the Receivables Facility of $150 thousand and $31 thousand, respectively. At December 31, 2021, we had additional availability for us to borrow of $1.7 million under the Inventory Facility and $20 thousand under the Receivables Facility.
At December 31, 2021, December 2021 Warrants to purchase an aggregate of 1,363,641 shares remain outstanding with a weighted average exercise price of $3.30 per share. During the year ended December 31, 2021, no December 2021 Warrants were exercised. At December 31, 2021, January 2020 Warrants to purchase an aggregate of 229,414 shares remain outstanding with a weighted average exercise price of $3.67 per share. During the year ended December 31, 2021, 237,892 January 2020 Warrants were exercised resulting in $0.8 million of proceeds. The exercise of the remaining outstanding January 2020 Warrants and the December 2021 Warrants could provide us with cash proceeds of up to $0.8 million and $4.5 million, respectively. In January of 2022, all of the Pre-Funded Warrants from the December 2021 Private Placement were exercised.
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
Also during the year ended December 31, 2020, we repaid $1.3 million aggregate principal amount under the Iliad Note, which included a mandatory repayment pursuant to the terms of the Iliad Note in connection with the issuance of common stock in the January 2020 Equity Offering, of which $0.2 million was allocated against principal. At December 31, 2020, we had additional availability for us to borrow of $1.0 million under the Inventory Facility and $0.6 million under the Receivables Facility.
Credit Facilities
On August 11, 2020, we entered into the Credit Facilities, consisting of two debt financing arrangements. The Credit Facilities consist of the Inventory Facility, a two-year inventory financing facility for up to $3.0 million, which amount was subsequently increased to $3.5 million, and the Receivables Facility, a two-year receivables financing facility for up to $2.5 million. Borrowings under the Credit Facilities replaced our previous credit facility, the Austin Facility, substantially increasing the Company’s borrowing capacity and reducing its blended interest expense rate.
Net borrowings under the Inventory Facility at December 31, 2021 and 2020 were $1.2 million and $1.3 million, respectively. Net borrowings under the Receivables Facility at both December 31, 2021 and 2020 were $1.0 million. These facilities are recorded in the Consolidated Balance Sheets as of December 31, 2021 and 2020 as a current liability under the caption “Credit line borrowings, net of origination fees.” Outstanding balances include unamortized net issuance costs totaling $84 thousand and $121 thousand, respectively, for the Inventory Facility and $24 thousand and $40 thousand, respectively, for the Receivables Facility as of December 31, 2021 and 2020.
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
For more information, see Note 8 “Debt” included in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report.

Off-balance sheet arrangements
We had no off-balance sheet arrangements at December 31, 2021 or 2020.
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
A disaggregation of product net sales is presented in Note 12, “Product and Geographic Information,” included in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report.
Accounts Receivable
Our trade accounts receivable consists of amounts billed to and currently due from customers. Our customers are concentrated in the United States. In the normal course of business, we extend unsecured credit to our customers related to the sale of our products. Credit is extended to customers based on an evaluation of the customer’s financial condition and the amounts due are stated at their estimated net realizable value. We utilize a third-party account receivable insurance program with a very high credit worthy insurance company where we have the large majority of the accounts receivable insured with a portion of self-retention. This third party also provides credit-worthiness ratings and metrics that significantly assists us in evaluating the credit worthiness of both existing and new customers. We maintain allowances for sales returns and doubtful accounts receivable to provide for the estimated number of account receivables that will not be collected. The allowance is based on an assessment of customer creditworthiness and historical payment experience, the age of outstanding receivables, and performance guarantees to the extent applicable. Past due amounts are written off when our internal collection efforts have been unsuccessful, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. We do not generally require collateral from our customers.
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
•allowance for doubtful accounts for accounts receivable, and
•allowance for sales returns and discounts.
In 2021 and 2020, the total allowance was $14 thousand and $8 thousand, respectively, which was all related to sales returns. We review these allowance accounts periodically and adjust them accordingly for current conditions.
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
Valuation of inventories
We state inventories at the lower of standard cost (which approximates actual cost determined using the first-in-first-out method) or net realizable value. We establish provisions for excess and obsolete inventories after evaluation of historical sales, current economic trends, forecasted sales, product lifecycles, and current inventory levels. During 2020, we applied discipline in manufacturing and supply chain management, focusing on a reduction of lead time and inventory on hand, which resulted in a net reduction of our gross inventory levels of $1.2 million and excess inventory reserves of $0.6 million. Throughout 2021, we experienced global supply chain and logistics constraints, which impacted our inventory purchasing strategy, leading to a buildup of inventory and inventory components in an effort to manage both shortages of available components and longer lead times in obtaining components, which resulted in an increase in our gross inventory levels of $2.4 million and excess inventory reserves of $0.2 million compared to 2020. Adjustments to our estimates, such as forecasted sales and expected product lifecycles, could harm our operating results and financial position. Refer to Note 5, “Inventories,” included in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report for additional information.
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
Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets. At December 31, 2021 and 2020, we have recorded a full valuation allowance against our deferred tax assets due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward. The valuation allowance is based upon our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable. In considering the need for a valuation allowance, we assess all evidence, both positive and negative, available to determine whether all or some portion of the deferred tax assets will not be realized. Such evidence includes, but is not limited to, recent earnings history, projections of future income or loss, reversal patterns of existing taxable and deductible temporary differences, and tax planning strategies. We continue to evaluate the need for a valuation allowance on a quarterly basis.
At December 31, 2021, we had net operating loss carry-forwards of approximately $125.4 million for federal income tax purposes ($77.2 million for state and local income tax purposes). However, due to changes in our capital structure, approximately $71.0 million of the $125.4 million is available to offset future taxable income after the application of IRC Section 382 limitations. As a result of the Tax Act, net operating loss carry-forwards generated in tax years beginning after December 31, 2017 can only offset 80% of taxable income. These net operating loss carry-forwards can no longer be carried back, but they can be carried forward indefinitely. The $9.6 million and $7.1 million in federal net operating losses generated in 2021 and 2020, respectively, will be subject to the new limitations under the Tax Act. If not utilized, the carry-forwards generated prior to December 31, 2017 of $37.5 million will begin to expire in 2023 for federal purposes and have begun to expire for state and local purposes. Please refer to Note 11, “Income Taxes,” included in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report for further information.
Share-based payments
The cost of employee and director stock options and restricted stock units, as well as other share-based compensation arrangements, is reflected in the Consolidated Financial Statements based on the estimated grant date fair value method under the authoritative guidance. Management applies the Black-Scholes option pricing model to options issued to employees and directors to determine the fair value of stock options and apply judgment in estimating key assumptions that are important elements of the model in expense recognition. These elements include the expected life of the option, the expected stock-price volatility, and expected forfeiture rates. The assumptions used in calculating the fair value of share-based awards under Black-Scholes represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. Although we believe the assumptions and estimates we have made are reasonable and appropriate, changes in assumptions could materially impact our reported financial results. Restricted stock units and stock options issued to non-employees are valued based upon the intrinsic value of the award. See Note 10, “Stockholders’ Equity,” included in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report for additional information.
Leases
As of January 1, 2019, the Company adopted both Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements issued by the Financial Accounting Standards Board (“FASB”). The guidance requires a lessee to recognize right-of-use assets and lease liabilities on the balance sheet for leases with lease terms longer than 12 months. The recognition, measurement and presentation of lease expenses and cash flows depend on the classification by the lessee as a finance or operating lease. We adopted this guidance using the required modified retrospective method with the non-comparative transition option. The Company applied the transitional package of practical expedients allowed by the standard to not reassess the identification, classification and initial direct costs of leases commencing before this ASU’s effective date. The Company also applied the lease term and impairment hindsight transitional practical expedients. The Company has chosen to apply the following accounting policy practical expedients: to not separate lease and non-lease components to new leases as well as existing leases through transition; and the election to not apply recognition requirements of the guidance to short-term leases. Refer to Note 4, “Leases,” included in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report for additional disclosures relating to the Company’s leasing arrangements.
The Company leases certain equipment, manufacturing, warehouse and office space under non-cancellable operating leases expiring through 2026 under which it is responsible for related maintenance, taxes and insurance. The Company has one finance lease containing a bargain purchase option upon expiration in 2022. The lease term consists of the non-cancellable period of the lease, periods covered by options to extend the lease if the Company is reasonably certain to exercise the option, and periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise the option.
The Company had one restructured lease with a sub-lease component for the New York, New York office that was closed in 2017. The lease expired in June 2021. As part of the lease agreement, there was $0.3 million in restricted cash in prepaid and other current assets on the accompanying Consolidated Balance Sheets as of December 31, 2020 which represented collateral against the related letter of credit issued as part of the lease agreement. Per the terms of the lease agreement, the restrictions on the cash were lifted in September 2021 and the cash was returned to the Company.

Recently adopted accounting pronouncements
In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832) (“ASU 2021-10”), in order to increase the transparency of government assistance by requiring the disclosure of: (i) types of assistance; (ii) an entity’s accounting for the assistance; and (iii) the effect of the assistance on an entity’s financial statements. ASU 2021-10 is effective for all entities (including smaller reporting companies) for financial statements issued for annual periods beginning after December 15, 2021, with early adoption permitted. The amendments in ASU 2021-10 should be applied either prospectively to all transactions within scope reflected in the financial statements after the effective date, or retrospectively to those same transactions. The Company has early adopted the new standard, effective as of December 31, 2021. Refer to Note 13 “Other Income,” to our financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data,” of this Annual Report.
In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”), to simplify accounting for certain financial instruments with characteristics of liabilities or equity. ASU 2020-06 is effective for smaller reporting companies for fiscal years beginning after December 15, 2023 and interim periods therein. Early adoption is permitted beginning January 1, 2021. The new guidance: (i) eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments; (ii) simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity; (iii) introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity; and (iv) amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. The Company early adopted the new standard effective January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s financial position or results of operations upon adoption.
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
Solon, Ohio
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Energy Focus, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes and Schedule II (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
As described in Notes 2 and 5 to the consolidated financial statements, the Company assesses the valuation of inventories each reporting period based on the lower of cost or net realizable value. The Company establishes reserves for excess, obsolete and slow-moving inventories after evaluation of historical sales, current economic trends, forecasted sales, product lifecycles and current inventory levels. The assessment is both quantitative and qualitative. As of December 31, 2021, the Company had inventories of $7.9 million, net of reserves for excess, obsolete and slow-moving inventories.
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
Columbus, Ohio
March 17, 2022

ENERGY FOCUS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31,
(amounts in thousands except share data)

	2021	2020
ASSETS
Current assets:
Cash	$2,682	$1,836
Trade accounts receivable, less allowances of $14 and $8, respectively	1,240	2,021
Inventories, net	7,866	5,641
Short-term deposits	712	796
Prepaid and other current assets	924	782
Total current assets	13,424	11,076
Property and equipment, net	675	420
Operating lease, right-of-use asset	292	794
Restructured lease, right-of-use asset	—	107
Total assets	$14,391	$12,397
LIABILITIES
Current liabilities:
Accounts payable	$2,235	$2,477
Accrued liabilities	265	45
Accrued legal and professional fees	104	149
Accrued payroll and related benefits	718	885
Accrued sales commissions	57	95
Accrued restructuring	—	11
Accrued warranty reserve	295	227
Deferred revenue	268	72
Operating lease liabilities	325	598
Restructured lease liabilities	—	168
Finance lease liabilities	1	3
Streeterville note, net of discount and loan origination fees	1,719	—
PPP loan	—	529
Credit line borrowings, net of loan origination fees	2,169	2,298
Total current liabilities	8,156	7,557
(continued on the following page)
 The accompanying notes are an integral part of these consolidated financial statements.

ENERGY FOCUS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31,
(amounts in thousands except share data)

	2021	2020
Operating lease liabilities, net of current portion	26	318
Finance lease liabilities, net of current portion	—	1
PPP loan, net of current maturities	—	266
Total liabilities	8,182	8,142

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.0001 per share:
Authorized: 5,000,000 shares (3,300,000 shares designated as Series A Convertible Preferred Stock) at December 31, 2021 and December 31, 2020
Issued and outstanding: 876,447 shares at December 31, 2021 and 2,597,470 shares at December 31, 2020	—	—
Common stock, par value $0.0001 per share:
Authorized: 50,000,000 shares at December 31, 2021 and December 31, 2020
Issued and outstanding: 6,368,549 shares at December 31, 2021 and 3,525,374 shares at December 31, 2020	—	—
Additional paid-in capital	144,953	135,113
Accumulated other comprehensive loss	(3)	(3)
Accumulated deficit	(138,741)	(130,855)
Total stockholders' equity	6,209	4,255
Total liabilities and stockholders' equity	$14,391	$12,397
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY FOCUS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31,
(amounts in thousands except per share data)

	2021	2020
Net sales	$9,865	$16,828
Cost of sales	8,167	11,643
Gross profit	1,698	5,185

Operating expenses:
Product development	1,891	1,415
Selling, general, and administrative	8,535	7,900
Restructuring	(21)	(60)
Total operating expenses	10,405	9,255
Loss from operations	(8,707)	(4,070)

Other expenses:
Interest expense	792	481
Gain on forgiveness of PPP loan	(801)	—
Loss on extinguishment of debt	—	276
Other income - employee retention tax credit	(876)	—
Loss from change in fair value of warrants	—	1,086
Other expenses	65	73
Loss from operations before income taxes	(7,887)	(5,986)
Benefit from income taxes	(1)	(5)
Net loss	$(7,886)	$(5,981)

Net loss per common share - basic and diluted:
Net loss	$(1.73)	$(1.83)

Weighted average shares of common shares outstanding:
Basic and diluted*	4,561	3,270
*Shares outstanding for prior periods have been restated for the 1-for-5 reverse stock split effective June 11, 2020.
 The accompanying notes are an integral part of these consolidated financial statements.

ENERGY FOCUS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31,
(amounts in thousands)

	2021	2020
Net loss	$(7,886)	$(5,981)

Other comprehensive loss:
Foreign currency translation adjustments	—	—
Comprehensive loss	$(7,886)	$(5,981)
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY FOCUS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
(amounts in thousands)

					Additional Paid-in Capital	Accumulated Other Comprehensive Loss
	Preferred Stock		Common Stock				Accumulated Deficit
	Shares	Amount	Shares*	Amount				Total
Balance at December 31, 2019	—	$—	2,486	$—	$128,873	$(3)	$(124,874)	$3,996
Issuance of common stock under employee stock option and stock purchase plans	—	—	60	—	100	—	—	100
Common stock withheld in lieu of income tax withholding on vesting of restricted stock units	—	—	—	—	(3)	—	—	(3)
Issuance of common stock and warrants	—	—	688	—	2,749	—	—	2,749
Offering costs on issuance of common stock and warrants	—	—	—	—	(510)	—	—	(510)
Issuance of common stock upon the exercise of warrants	—	—	269	—	2,235	—	—	2,235
Warrant liability - issuance	—	—	—	—	(1,636)	—	—	(1,636)
Warrant liability - modification	—	—	—	—	1,405	—	—	1,405
Conversion of notes to preferred stock	2,709	—	—	—	1,769	—	—	1,769
Issuance of common stock upon the conversion from preferred stock	(112)	—	22	—	—	—	—	—
Stock-based compensation	—	—	—	—	131	—	—	131
Net loss	—	—	—	—	—	—	(5,981)	(5,981)
Balance at December 31, 2020	2,597	$—	3,525	$—	$135,113	$(3)	$(130,855)	$4,255
Issuance of common stock under employee stock option and stock purchase plans	—	—	79	—	80	—	—	80
Common stock withheld in lieu of income tax withholding on vesting of restricted stock units	—	—	—	—	(1)	—	—	(1)
Issuance of common stock and warrants	—	—	2,183	—	9,500	—	—	9,500
Offering costs on issuance of common stock and warrants	—	—	—	—	(969)	—	—	(969)
Issuance of common stock upon the exercise of warrants	—	—	237	—	801	—	—	801
Issuance of common stock upon conversion from preferred stock	(1,721)	—	344	—	—	—	—	—
Stock-based compensation	—	—	—	—	429	—	—	429
Net loss	—	—	—	—	—	—	(7,886)	(7,886)
Balance at December 31, 2021	876	$—	6,368	$—	$144,953	$(3)	$(138,741)	$6,209

*Shares outstanding for prior periods have been restated for the 1-for-5 reverse stock split effective June 11, 2020.
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY FOCUS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,
(amounts in thousands)

	2021	2020
Cash flows from operating activities:
Net loss	$(7,886)	$(5,981)
Adjustments to reconcile net loss to net cash used in operating activities:
Other income - employee retention tax credit	(876)	—
Gain on forgiveness of PPP loan	(801)	—
Depreciation	188	184
Stock-based compensation	429	131
Change in fair value of warrant liabilities	—	1,086
Provision for doubtful accounts receivable	6	(20)
Provision for slow-moving and obsolete inventories	156	(610)
Provision for warranties	68	31
Amortization of loan discounts and origination fees	230	395
Loss on dispositions of property and equipment	—	8
Change in operating assets and liabilities:
Accounts receivable	783	377
Inventories	(2,381)	1,137
Short-term deposits	257	(670)
Prepaid and other assets	669	(18)
Accounts payable	(423)	1,096
Accrued and other liabilities	(380)	349
Deferred revenue	196	54
Total adjustments	(1,879)	3,530
Net cash used in operating activities	(9,765)	(2,451)

Cash flows from investing activities:
Acquisitions of property and equipment	(443)	(223)
Net cash used in investing activities	(443)	(223)

Cash flows from financing activities:
Proceeds from the issuance of common stock and warrants	9,500	2,749
Proceeds from the exercise of warrants	801	918
Offering costs paid on the issuance of common stock and warrants	(969)	(510)
Proceeds from PPP loan	—	795
Proceeds from exercise of stock options and purchases through employee stock purchase plan	80	100
Principal payments under finance lease obligations	(3)	(3)
Common stock withheld in lieu of income tax withholding on vesting of restricted stock units	(1)	(3)
Payments for deferred financing costs & termination fees	(30)	(320)
Payments on the Iliad Note	—	(1,306)
Proceeds from the Streeterville Note	1,515	—
Net payments on credit line borrowings - Austin Facility	—	(719)
Net (payments on) proceeds from credit line borrowings - Credit Facilities	(181)	2,459
Net cash provided by financing activities	10,712	4,160
(continued on the following page)

ENERGY FOCUS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31,
(amounts in thousands)

	2021	2020
Net increase in cash and restricted cash	504	1,486
Cash and restricted cash, beginning of year	2,178	692
Cash and restricted cash, end of year	$2,682	$2,178

Classification of cash and restricted cash:
Cash	$2,682	$1,836
Restricted cash held in other assets	—	342
Cash and restricted cash	$2,682	$2,178

Supplemental information:
Cash paid in year for interest	$381	$269
Cash paid in year for income taxes	$4	$4
The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF OPERATIONS
Energy Focus, Inc. engages primarily in the design, development, manufacturing, marketing and sale of energy-efficient lighting systems and controls and ultraviolet-C light disinfection (“UVCD”) products. We develop, market and sell high quality light-emitting diode (“LED”) lighting and controls products and UVCD products in the commercial market and military maritime market (“MMM”), and began to expand our offerings into the consumer market in the fourth quarter of 2021. Our mission is to enable our customers to run their facilities, offices and homes with greater energy efficiency, productivity, and human health and wellness through advanced LED retrofit and UVCD solutions. Our goal is to be the LED and human-centric lighting (“HCL”) technology and market leader for the most demanding applications where performance, quality, value, environmental impact and health are considered paramount. We specialize in LED lighting retrofit by replacing fluorescent, high-intensity discharge lighting and other types of lamps in institutional buildings for primarily indoor lighting applications with our innovative, high-quality commercial and military-grade tubular LED (“TLED”) products, as well as other LED and lighting control products for commercial and consumer applications. In late 2020, we announced the launch of our UVCD product portfolio. With initial development complete and two products now brought to market, we anticipate the development of additional UVCD products in 2022.
The LED lighting industry continues to be characterized by increasing challenges in differentiating product offerings, competition and price erosion. We have been experiencing these industry forces in both our military business since 2016 and in our commercial segment where we once commanded significant price premiums for our flicker-free TLEDs with primarily 10-year warranties. In more recent years, we have focused on redesigning our products for lower costs and consolidating our supply chain in order to price our products more competitively. Despite these efforts, our legacy products continue to face aggressive pricing competition. These trends are not unique to Energy Focus as evidenced by the increasing number of industry peers facing challenges, exiting LED lighting, selling assets and even going out of business. In addition to continuous cost reductions, our strategy to combat these trends is to move up the value chain, with more innovative and differentiated products and solutions that support a premium. Two specific examples of these products we have recently developed include the RedCap®, our emergency backup battery integrated TLED, and EnFocus™, our new dimmable/tunable lighting and powerline control platform that we launched in 2020. We believe our revamped go-to-market strategy that focuses more on direct-sales and additional sales representatives and listens to the voice of the customer, has informed more impactful product development efforts that could eventually translate into larger addressable markets and greater sales growth for us.
During 2021, we continued to see certain benefits from the relaunch efforts (described below) that began in 2019, in addition to a number of strategic sourcing projects completed during 2020. It is our belief that the continued momentum of the efforts undertaken in 2020 and into 2021, along with the development and launch of new and innovative products, will over time result in improved sales and bottom-line performance for the Company. We launched our EnFocus™ platform during the second quarter of 2020 and continued to receive positive feedback from the market. The EnFocus™ powerline control platform offers two immediately available product lines: EnFocus™ DM, which provides a dimmable lighting solution, and EnFocus™ DCT, which provides both a dimmable and color tunable lighting solution. EnFocus™ enables buildings to have dimmable, color tunable and circadian-ready lighting using existing wiring, without requiring any wireless communications, through a relatively simple upgrade with EnFocus™ switches and replacement LED lamps, a more environmentally sustainable solution compared with replacing each lighting fixture.
In addition, in response to the COVID-19 pandemic and an anticipated increase in sanitation and hygiene demand for buildings, facilities and homes, we started developing advanced UVCD products for both the consumer and the commercial and industrial markets in the first quarter of 2020. In late 2020, we announced the nUVo™ portable disinfection devices for offices and homes. Sales of these products began during the fourth quarter of 2021.
Prior to 2019, the Company experienced significant sales declines, operating losses and increases in its inventory. Beginning in 2019, significant restructuring efforts were undertaken. The Company replaced the entire senior management team, significantly reduced non-critical expenses, minimized the amount of inventory the Company was purchasing, dramatically changed the composition of our board of directors (“Board of Directors”) and the executive team, and recruited new departmental leaders across the Company. The cost savings efforts undertaken included phased actions to reduce costs to minimize cash usage. Initial actions included the elimination of certain positions, restructuring of the sales organization and incentive plan, flattening of the senior management team, additional operational streamlining, management compensation reductions, and outsourcing of certain functions including certain elements of supply chain and marketing.

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
A disaggregation of product net sales is presented in Note 12, “Product and Geographic Information.”
Cash and restricted cash
At December 31, 2021, we had cash of $2.7 million and at December 31, 2020, we had cash and restricted cash of $2.2 million on deposit with financial institutions located in the United States. The December 31, 2020 cash balance of $2.2 million of cash includes restricted cash of $0.3 million which is presented within prepaid and other current assets and other assets in the accompanying Consolidated Balance Sheets. Please refer to Note 4, “Leases,” for additional information.

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Inventories
We state inventories at the lower of standard cost (which approximates actual cost determined using the first-in-first-out method) or net realizable value. We establish provisions for excess and obsolete inventories after evaluation of historical sales, current economic trends, forecasted sales, product lifecycles, and current inventory levels. The assessment is both quantitative and qualitative. During 2021, we experienced global supply chain and logistics constraints, which impacted our inventory purchasing strategy, leading to a buildup of inventory and inventory components in an effort to manage both shortages of available components and longer lead times in obtaining components. This resulted in a net increase of our gross inventory levels of $2.4 million. We had an increase of excess inventory reserves of $0.2 million as compared to 2020.
The assessment for excess and obsolete inventories for 2020 not only included both quantitative and qualitative components, but a COVID-19 pandemic impact analysis as well. Throughout 2020, we applied discipline in manufacturing and supply chain management, focusing on a reduction of lead time and inventory on hand which resulted in a net reduction of our gross inventory levels of $1.2 million and excess inventory reserves of $0.6 million compared to 2019. Adjustments to our estimates, such as forecasted sales and expected product lifecycles, could harm our operating results and financial position. Please refer to Note 5, “Inventories,” for additional information.
Accounts receivable
Our trade accounts receivable consists of amounts billed to and currently due from customers. Our customers are concentrated in the United States. In the normal course of business, we extend unsecured credit to our customers related to the sale of our products. Credit is extended to customers based on an evaluation of the customer’s financial condition and the amounts due are stated at their estimated net realizable value. We utilize a third-party account receivables insurance program with a very high credit worthy insurance company where we have the large majority of the accounts receivable insured with a portion of self-retention. This third party also provides credit-worthiness ratings and metrics that significantly assist us in evaluating the credit worthiness of both existing and new customers. We maintain allowances for sales returns and doubtful accounts receivable to provide for the estimated amount of account receivables that will not be collected. The allowance is based on an assessment of customer creditworthiness and historical payment experience, the age of outstanding receivables, and performance guarantees to the extent applicable. Past due amounts are written off when our internal collection efforts have been unsuccessful, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. We do not generally require collateral from our customers.
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
Income taxes
As part of the process of preparing the Consolidated Financial Statements, we are required to estimate our income tax liability in each of the jurisdictions in which we do business. This process involves estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items, such as deferred revenues, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our Consolidated Balance Sheets. We then assess the likelihood of the deferred tax assets being recovered from future taxable income and, to the extent we believe it is more likely than not that the deferred tax assets will not be recovered, or is unknown, we establish a valuation allowance. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets. At December 31, 2021 and 2020, we have recorded a full valuation allowance against our net deferred tax assets due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward. The valuation allowance is based upon our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable. In considering the need for a valuation allowance, we assess all evidence, both positive and negative, available to determine whether all or some portion of the deferred tax assets will not be realized. Such evidence includes, but is not limited to, recent earnings history, projections of future income or loss, reversal patterns of existing taxable and deductible temporary differences, and tax planning strategies. We continue to evaluate the need for a valuation allowance on a quarterly basis.

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Financial Instruments
December 2021 Private Placement
In December 2021, we completed a private placement (the “December 2021 Private Placement”) with certain institutional investors for the sale of 1,193,185 shares of our common stock at a purchase price of $3.52 per share. We also sold to the same institutional investors (i) pre-funded warrants (“Pre-Funded Warrants”) to purchase 85,228 shares of common stock at an exercise price of $0.0001 per share and (ii) warrants (collectively with the Pre-Funded Warrants, the “December 2021 Warrants”) to purchase up to an aggregate of 1,278,413 shares of common stock at an exercise price of $3.52 per share. We paid the placement agent commissions of $360 thousand, plus $42 thousand in expenses, in connection with the December 2021 Private Placement and we also paid legal, accounting and other fees of $97 thousand related to the December 2021 Private Placement. Total offering costs of $499 thousand have been presented as a reduction of additional paid-in capital and have been netted within equity in the Consolidated Balance Sheet as of December 31, 2021. Net proceeds to us from the December 2021 Private Placement were approximately $4.0 million. We determined the exercise price of the Pre-Funded Warrants to be nominal and, as such, have considered the 85,228 shares underlying them to be outstanding effective December 16, 2021, for the purposes of calculating basic earnings per share (“EPS”).
As of December 31, 2021, December 2021 Warrants to purchase an aggregate of 1,363,641 shares remained outstanding, with a weighted average exercise price of $3.30 per share. None of the December 2021 Warrants were exercised as of December 31, 2021. In January 2022, all of the Pre-Funded Warrants were exercised. The exercise of the remaining December 2021 Warrants outstanding could provide us with cash proceeds of up to $4.5 million in the aggregate.
June 2021 Equity Offering
In June 2021, we completed a registered direct offering of 990,100 shares of our common stock to certain institutional investors, at a purchase price of $5.05 per share (the “June 2021 Equity Offering”). We paid the placement agent commissions of $400 thousand, plus $51 thousand in expenses, in connection with the June 2021 Equity Offering and we also paid legal and other fees of $19 thousand related to the June 2021 Equity Offering. Total offering costs of $470 thousand have been presented as a reduction of additional paid-in capital and have been netted within equity in the Condensed Consolidated Balance Sheet as of December 31, 2021. Net proceeds to us from the June 2021 Equity Offering were approximately $4.5 million.
January 2020 Equity Offering
In January 2020, we completed a registered direct offering for the sale of 688,360 shares of our common stock to certain institutional investors, at a purchase price of $3.37 per share. We also sold, to the same institutional investors, warrants to purchase up to 688,360 shares of common stock at an exercise price of $3.37 per share (the, “Investor Warrants”) in a concurrent private placement (together with the concurrent registered direct offering, the “January 2020 Equity Offering”) for a purchase price of $0.625 per warrant. We paid the placement agent commissions of $193 thousand plus $50 thousand in expenses in connection with the January 2020 Equity Offering and we also paid legal, accounting and other fees of $231 thousand related to the January 2020 Equity Offering. Total offering costs of $510 thousand have been presented as a reduction of additional paid-in capital and have been netted within equity in the Consolidated Balance Sheet as of December 31, 2021 and 2020. In addition, we issued warrants to the placement agent to purchase up to 48,185 shares of common stock at an exercise price of $4.99 per share (together with the Investor Warrants, the “January 2020 Warrants”). Net proceeds to us from the January 2020 Equity Offering were approximately $2.3 million. In accordance with the terms of the Iliad Note (as defined below in Note 8, “Debt”), 10% of the gross proceeds from the January 2020 Equity Offering ($275 thousand) were used to make payments on the Iliad Note, of which $226 thousand went towards the outstanding principal amount and the balance to interest.
As of December 31, 2021, January 2020 Warrants issued to purchase an aggregate of 229,414 shares remain outstanding with a weighted average exercise price of $3.67 per share. During the twelve months ended December 31, 2021, 237,892 January 2020 Warrants were exercised resulting in total proceeds of $801 thousand. The exercise of the remaining January 2020 Warrants outstanding could provide us with cash proceeds of up to $841 thousand in the aggregate. At December 31, 2020, January 2020 Warrants issued to purchase an aggregate of 467,306 shares remained outstanding with a weighted average exercise price of $3.51 per share. During the twelve months ended December 31, 2020, 269,240 January 2020 Warrants were exercised resulting in total proceeds of $918 thousand.

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Due to a potential cash settlement upon occurrence of a fundamental transaction within the January 2020 Equity Offering warrant agreement, the January 2020 Warrants were initially classified as liabilities, as opposed to equity, and were recorded at their fair values at each balance sheet date for the first three quarters of 2020. During December 2020, the warrant holders agreed to a modification of the terms of their January 2020 Warrants which removed the potential cash settlement option upon the occurrence of a fundamental transaction. As such, during the fourth quarter of 2020, the warrant liability was fair-valued through the modification date and then was reclassified into equity and the January 2020 Warrants are no longer subject to re-measurement at each balance sheet date. Please also refer to Note 10, “Stockholders’ Equity”.
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
A roll-forward of fair value measurements using significant unobservable inputs (Level 3) for the January 2020 Warrants issued in the January 2020 Equity Offering is as follows (in thousands):

Twelve months ended December 31, 2020
Balance January 1, 2020	$—
Issuance of warrants, January 2020	1,636
Settlements from exercise	(1,317)
Loss from change in fair value of warrants	1,086
Reclassification to equity upon modification	(1,405)
Balance December 31, 2020	$—

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Certain risks and concentrations
Historically our products were sold through a direct sales model, which included a combination of direct sales employees, electrical and lighting contractors, and distributors. We utilize a third-party accounts receivable insurance and credit assessment company. Although we maintain allowances for potential credit losses that we believe to be adequate, a payment default on a significant sale could materially and adversely affect our operating results and financial condition, although we have mitigated this risk somewhat through the accounts receivable insurance program.
We have certain customers whose net sales individually represented 10% or more of our total net sales, or whose net trade accounts receivable balance individually represented 10% or more of our total net trade accounts receivable, as follows:
•In 2021, two customers accounted for 43% of net sales, with sales to our primary distributor for the U.S. Navy accounting for approximately 30% and sales to a regional commercial lighting retrofit company accounting for approximately 13% of net sales. When sales to our primary distributor for the U.S. Navy are combined with sales to shipbuilders for the U.S. Navy, total net sales of products for the U.S. Navy comprised approximately 38% of net sales for the same period. In 2020, two customers accounted for 62% of net sales and total net sales of products to the U.S. Navy represented 53% of net sales.
•At December 31, 2021, a distributor to the U.S. Department of Defense accounted for 20% of our net trade accounts receivable and a shipbuilder for the U.S. Navy accounted for 36% of our net trade accounts receivable. At December 31, 2020, a distributor to the U.S. Navy accounted for 28% of our net trade accounts receivable and a shipbuilder for the U.S. Navy accounted for 21% of our net trade accounts receivable.
We require substantial amounts of purchased materials from selected vendors. With specific materials, all of our purchases are from a single vendor. The availability and costs of materials may be subject to change due to, among other things, new laws or regulations, suppliers’ allocation to other purchasers, interruptions in production by suppliers, global health issues such as the COVID-19 pandemic, and changes in exchange rates and worldwide price and demand levels. Our inability to obtain adequate supplies of materials for our products at favorable prices could have a material adverse effect on our business, financial position, or results of operations by decreasing our profit margins and by hindering our ability to deliver products to our customers on a timely basis. Additionally, certain vendors require advance deposits prior to the fulfillment of orders. Deposits paid on unfulfilled orders totaled $0.7 million and $0.8 million at December 31, 2021 and 2020, respectively.
We have certain vendors who individually represented 10% or more of our total expenditures, or whose net trade accounts payable balance individually represented 10% or more of our total net trade accounts payable, as follows:
•One offshore supplier accounted for approximately 29% of our total expenditures for the twelve months ended December 31, 2021. At December 31, 2021, this same offshore supplier accounted for approximately 60% of our trade accounts payable balance.
•One offshore supplier and one domestic supplier accounted for approximately 21% and 12%, respectively, of our total expenditures for the twelve months ended December 31, 2020. At December 31, 2020, this same offshore supplier accounted for approximately 44% of our trade accounts payable balance.

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The following table presents a reconciliation of basic and diluted loss per share computations (in thousands, except per share amounts):

	For the years ended December 31,
	2021	2020
Numerator:
Net loss	$(7,886)	$(5,981)

Denominator:
Basic and diluted weighted average common shares outstanding*	4,561	3,270
*Shares outstanding for prior periods have been restated for the 1-for-5 stock split effective June 11, 2020.
As a result of the net loss we incurred for the year ended December 31, 2021, options, warrants and convertible preferred stock representing approximately 51 thousand, 47 thousand and 260 thousand shares of common stock, respectively, were excluded from the basic loss per share calculation because their inclusion would have been anti-dilutive. We determined the exercise price of the Pre-Funded Warrants to be nominal and, as such, have considered the approximately 85 thousand shares underlying them to be outstanding effective December 16, 2021, for the purposes of calculating basic EPS.
As a result of the net loss we incurred for the year ended December 31, 2020, options, restricted share units, warrants and convertible preferred stock representing approximately 69 thousand, 4 thousand, 174 thousand and 506 thousand shares of common stock, respectively, were excluded from the basic EPS calculation as their inclusion would have been anti-dilutive.
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
Advertising expenses
Advertising expenses are charged to operations in the period incurred. They consist of costs for the placement of our advertisements in various media and the costs of demos provided to potential distributors of our products. Advertising expenses were $0.4 million and $0.1 million for the years ended December 31, 2021 and 2020, respectively.

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Product warranties
We warrant our commercial and MMM LED products and controls for periods generally ranging from five to ten years and from one to five years for UVCD products. Warranty settlement costs consist of actual amounts expensed for warranty, which are largely a result of the cost of replacement products provided to our customers. A liability for the estimated future costs under product warranties is maintained for products under warranty based on the actual claims incurred to date and the estimated nature, frequency, and costs of future claims. These estimates are inherently uncertain and changes to our historical or projected experience may cause material changes to our warranty reserves in the future. We continuously review the assumptions related to the adequacy of our warranty reserve, including product failure rates, and make adjustments to the existing warranty liability when there are changes to these estimates or the underlying replacement product costs, or the warranty period expires.
The following table summarizes warranty activity for the periods presented (in thousands):

	At December 31,
	2021	2020
Balance at the beginning of the year	$227	$195
Accruals for warranties issued	(41)	33
Adjustments to existing warranties	47	19
Settlements made during the year (in kind)	62	(20)
Accrued warranty reserve at the end of the period	$295	$227
Recently adopted accounting pronouncements
In November 2021, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2021-10, Government Assistance (Topic 832) (“ASU 2021-10”), in order to increase the transparency of government assistance by requiring the disclosure of: (i) types of assistance; (ii) an entity’s accounting for the assistance; and (iii) the effect of the assistance on an entity’s financial statements. ASU 2021-10 is effective for all entities (including smaller reporting companies) for financial statements issued for annual periods beginning after December 15, 2021, with early adoption permitted. The amendments in ASU 2021-10 should be applied either prospectively to all transactions within scope reflected in the financial statements after the effective date, or retrospectively to those same transactions. The Company has early adopted the new standard effective as of December 31, 2021. Refer to Note 13 “Other Income,” for additional information.
In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”), to simplify accounting for certain financial instruments with characteristics of liabilities or equity. ASU 2020-06 is effective for smaller reporting companies for fiscal years beginning after December 15, 2023 and interim periods therein. Early adoption is permitted beginning January 1, 2021. The new guidance: (i) eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments; (ii) simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity; (iii) introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity; and (iv) amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. The Company early adopted the new standard effective January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s financial position or results of operations upon adoption.
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

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3. RESTRUCTURING
Due to our financial performance in 2021 and 2020, including net losses of $7.9 million and $6.0 million, respectively, and total cash used in operating activities of $9.8 million and $2.5 million, respectively, we determined that substantial doubt about our ability to continue as a going concern continues to exist at December 31, 2021.
Prior to 2019, the Company experienced significant sales declines, operating losses and increases in its inventory. Beginning in 2019, significant restructuring efforts were undertaken. The Company replaced the entire senior management team, significantly reduced non-critical expenses, minimized the amount of inventory the Company was purchasing, dramatically changed the composition of our Board of Directors and the executive team, and recruited new departmental leaders across the Company. The cost savings efforts undertaken included phased actions to reduce costs to minimize cash usage. Initial actions included the elimination of certain positions, restructuring of the sales organization and incentive plan, flattening of the senior management team, additional operational streamlining, management compensation reductions, and outsourcing of certain functions including certain elements of supply chain and marketing.
For the twelve months ended December 31, 2021 and 2020, we recorded net restructuring credits of approximately $21 thousand and $60 thousand, respectively, related to the costs and offsetting sub-lease income and accretion expense for the remaining lease obligation for our former New York, New York office. The lease obligation on our former New York, New York office was settled as of June 30, 2021.
Our restructuring liabilities consisted of estimated ongoing costs related to long-term operating lease obligations, which the Company exited. The recorded value of the ongoing lease obligations was based on the remaining lease term and payment amount, discounted to present value. Changes in subsequent periods resulting from a revision to either the timing or the amount of estimated cash flows over the future period were measured using the credit adjusted, risk free rate that was used to measure the restructuring liabilities initially.
The following is a reconciliation of the beginning and ending balances of our restructuring liability as it relates to the Company’s restructuring plans (in thousands):

Restructuring Liability
Balance at December 31, 2019	$38
Accretion of lease obligations	2
Payments	(29)
Balance at December 31, 2020	$11
Payments	(11)
Balance at December 31, 2021	$—
The following is a reconciliation of the ending balance of our restructuring liability at December 31, 2021 and December 31, 2020 (in thousands):

	2021	2020
Balance at December 31	$—	$11
Less, short-term restructuring liability	—	11
Long-term restructuring liability, included in other liabilities	$—	$—
As a result of the restructuring actions and initiatives described above, we have tailored our operating expenses to be more in line with our expected sales volumes, however, we continue to incur losses and have a substantial accumulated deficit, and substantial doubt about our ability to continue as a going concern continues to exist at December 31, 2021.

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Throughout 2020 and 2021, we have continued to evaluate and assess strategic options as we seek to achieve profitability. We plan to continue to develop advanced lighting and lighting control technologies and introduce impactful new products surrounding EnFocusTM, a patented, breakthrough powerline control platform we officially launched during the second quarter of 2020. We announced the following UVCD products beginning in the fourth quarter of 2020: nUVo™ Tower portable air disinfection device for offices and homes and nUVo™ Traveler portable personal air disinfection device for in-vehicle and smaller spaces. Initial sales of nUVo™ devices began in the fourth quarter of 2021, and we anticipate the development of additional products in 2022.
We plan to achieve profitability by growing our sales through existing lighting, new lighting control systems and UVCD products, and by continuing to refine and execute on our multi-channel sales strategy that targets key verticals, such as government, healthcare, education, and commercial and industrial, complemented by our marketing outreach campaigns and expanding channel partnerships, as well as our emerging consumer market focus.
As described in Note 10, “Stockholders’ Equity,” we raised approximately $4.0 million of net proceeds upon the issuance of common stock and December 2021 Warrants in connection with the December 2021 Private Placement, approximately $4.5 million of net proceeds upon the issuance of common stock in connection with the June 2021 Equity Offering, and approximately $2.3 million of net proceeds upon the issuance of common stock and January 2020 Warrants. As described in Note 8, “Debt”, in April 2021, we obtained approximately $1.5 million of bridge financing, net and in August 2020, we entered into two new revolving credit facilities, which allow for expanded borrowing capacity, which capacity was further increased by an April 20, 2021 amendment to one of the facilities.
The restructuring and cost cutting initiatives implemented during 2020 and continuing into 2021, as well as the December 2021 Private Placement, the June 2021 Equity Offering and the January 2020 Equity Offering that significantly strengthened our balance sheet, the Paycheck Protection Program (“PPP”) loan we obtained in April 2020, our enhanced debt capacity due to the debt refinancing in August 2020, the credit facility capacity increase and bridge financing in April 2021, and the funds we received, and expect to receive, related to the Employee Retention Tax Credit (“ERTC”), see Note 13, “Other Income” for details), were all designed to allow us to effectively execute these strategies. However, our efforts may not occur as quickly as we envision or be successful due to the long sales cycle in our industry, the corresponding time required to ramp up sales from new products, markets, and customers into this sales cycle, the timing of introductions of additional new products, significant competition, potential sales volatility given our customer concentration, numerous interruptions and cost increases in the supply chain globally, and the ongoing and lingering economic impact from the COVID-19 pandemic that has significantly diminished the interest and activities for our customers’ lighting retrofit projects until occupancy returns to more normal levels, among other factors.
Additionally, global supply chain and logistics constraints are impacting our inventory purchasing strategy, leading to a buildup of inventory and components in an effort to manage both shortages of available components and longer lead times in obtaining components. Disruptions in global logistics networks are also impacting our lead times and ability to efficiently and cost-effectively transport products from our third-party suppliers to our facility. As a result, we will continue to review and pursue selected external funding sources to ensure adequate financial resources to execute across the timelines required to achieve these objectives including, but not limited to, the following:
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
•loans or other debt instruments may have terms or conditions, such as interest rate, restrictive covenants, conversion features, refinancing demands, and control or revocation provisions, which are not acceptable to management or our Board of Directors; and
•the current environment in the capital markets combined with our capital constraints may prevent us from being able to obtain adequate debt financing.

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Additionally, if we are unable to find a permanent Chief Executive Officer, it may be more difficult to obtain additional financing on satisfactory terms or at all. If we fail to obtain the required additional financing to sustain our business before we are able to produce levels of revenue to meet our financial needs, we will need to delay, scale back or eliminate our growth plans and further reduce our operating costs and headcount, each of which would have a material adverse effect on our business, future prospects, and financial condition. A lack of additional funding could also result in our inability to continue as a going concern and force us to sell certain assets or discontinue or curtail our operations and, as a result, investors in the Company could lose their entire investment.
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
On August 17, 2020, we received a letter from the Listing Qualifications staff (the “Staff”) of The Nasdaq Stock Market (“Nasdaq”) notifying us that we were no longer in compliance with Nasdaq Listing Rule 5550(b)(1), which requires listed companies to maintain stockholders’ equity of at least $2,500,000 if they do not meet the alternative compliance standards relating to the market value of listed securities or net income from continuing operations (the “Minimum Stockholders’ Equity Rule”). Our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020, filed on August 13, 2020, reflected that our stockholders’ equity as of June 30, 2020 was $1,714,000. Based on our timely submission of our plan to regain compliance, Nasdaq granted us an extension through February 15, 2021 to regain compliance with the Minimum Stockholders’ Equity Rule. In accordance with one part of the plan submitted to the Staff, we successfully modified our outstanding January 2020 Warrants and in December 2020, we reclassified $1.4 million from warrant liability into equity. On January 20, 2021, we received a letter from the Staff notifying us that, on a conditional basis, Nasdaq has determined that we have regained compliance with the Minimum Stockholders’ Equity Rule. At December 31, 2020, our stockholders’ equity was $4,255,000, satisfying the Minimum Stockholders’ Equity Rule. At December 31, 2021, our stockholders’ equity was $6,209,000.
On December 21, 2021, we received a letter from the Staff notifying the Company that, as a result of the resignation of a director, as previously disclosed, from the Board of Directors and the Audit and Finance Committee, we are not in compliance with Nasdaq Listing Rule 5605, which requires that our Audit and Finance Committee be comprised of at least three directors, all of whom are independent pursuant to the rules of Nasdaq and applicable law. The notification letter had no immediate effect on the Company’s listing on the Nasdaq Capital Market. The letter further provided that, pursuant to Nasdaq Listing Rule 5605(c)(4), we are entitled to a cure period to regain compliance with Nasdaq Listing Rule 5605, which cure period will expire on the earlier of the date of our next annual shareholders’ meeting and November 11, 2022, or, if the next annual shareholders’ meeting is held before May 10, 2022, then the cure period will expire on May 10, 2022. The Board of Directors has commenced a search for a new independent director, who would be expected to serve on our Audit and Finance Committee, or the Board of Directors will otherwise appoint a current independent director to fill the vacancy on the committee.
NOTE 4. LEASES
The Company leases certain equipment, manufacturing, warehouse and office space under non-cancellable operating leases expiring through 2026 under which it is responsible for related maintenance, taxes and insurance. The Company has one finance lease containing a bargain purchase option upon expiration in 2022. The lease term consists of the non-cancellable period of the lease, periods covered by options to extend the lease if the Company is reasonably certain to exercise the option, and periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise the option. As of January 21, 2021, the terms of one of these equipment operating leases has been extended through 2026. In accordance with ASC 842, Leases (“Topic 842”), the related right-of-use asset and lease liability was updated at the time of modification in January 2021. The present value of the lease obligation for this lease was calculated using an incremental borrowing rate of 15.93%, which was the Company’s blended borrowing rate (including interest, annual facility fees, collateral management fees, bank fees and other miscellaneous lender fees) on its revolving lines of credit with Crossroads Financial Group, LLC (as described below in Note 8, “Debt”) and Factors Southwest L.L.C (as described below in Note 8, “Debt”). The present value of the remaining lease obligation was calculated using an incremental borrowing rate (“IBR”) of 7.25% (which excludes the annual facility fee and other lender fees), which was the Company’s borrowing rate on its former revolving line of credit with Austin Financial Services, Inc. (the “Austin Facility”). The weighted average remaining lease term for operating and finance leases is 0.8 years and 0.3 years, respectively.

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company had one restructured lease with a sub-lease component for the New York, New York office that was closed in 2017. The lease expired in June 2021. As part of the lease agreement, there was $0.3 million in restricted cash in prepaid and other current assets on the accompanying Consolidated Balance Sheets as of December 31, 2020 which represented collateral against the related Letter of Credit issued as part of this agreement. Per the terms of the lease agreement, the restrictions on the cash were lifted in September 2021 and the cash was returned to the Company.
The restructured lease and sub-lease were deemed to be in-scope and thus subject to the requirements of Topic 842 and were evaluated for impairment in accordance with the asset impairment provisions of ASC 360, Property, Plant and Equipment (“Topic 360”). The Company concluded its net right-of-use assets were not impaired and the carrying amount approximates expected sublease income in future years as of December 31, 2021 and 2020.
Components of the operating, restructured and finance lease costs recognized in net loss were as follows (in thousands):

	For the years ended December 31,
	2021	2020
Operating lease cost (income)
Sub-lease income	$(112)	$(105)
Lease cost	558	597
Operating lease cost, net	446	492

Restructured lease cost (income)
Sub-lease income	(136)	(272)
Lease cost	110	237
Restructured lease income, net	(26)	(35)

Total lease cost, net	$420	$457
Supplemental Consolidated Balance Sheet information related to the Company’s operating and finance leases are as follows (in thousands):

	At December 31,
	2021	2020
Operating Leases
Operating lease right-of-use assets	$292	$794
Restructured lease right-of-use assets	—	107
Operating lease right-of-use assets, total	292	901

Operating lease liabilities	351	916
Restructured lease liabilities	—	168
Operating lease liabilities, total	351	1,084

Finance Leases
Property and equipment	13	13
Allowances for depreciation	(12)	(9)
Finance lease assets, net	1	4

Finance lease liabilities	1	4
Total finance lease liabilities	$1	$4

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Future minimum lease payments required under operating and finance leases for each of the years 2022 through 2026 are as follows (in thousands):

	Operating Leases	Finance Lease
2022	$332	$1
2023	19	—
2024	4	—
2025	3	—
2026	1	—
Total future undiscounted lease payments	359	1
Less imputed interest	(8)	—
Total lease obligations	$351	$1
Supplemental cash flow information related to leases was as follows (in thousands):

	Years ended December 31,
	2021	2020
Supplemental Cash Flow Information:
Cash paid, net, for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$532	$537
Operating cash flows from restructured leases	$35	$69
Financing cash flows from finance leases	$3	$3
NOTE 5. INVENTORIES
Inventories are stated at the lower of standard cost (which approximates actual cost determined using the first-in, first-out cost method) or net realizable value and consists of the following (in thousands):

	At December 31,
	2021	2020
Raw materials	$3,882	$2,695
Finished goods	7,034	5,840
Reserve for excess, obsolete, and slow-moving inventories	(3,050)	(2,894)
Inventories, net	$7,866	$5,641
The following is a roll-forward of the reserves for excess, obsolete, and slow-moving inventories (in thousands):

	At December 31,
	2021	2020
Beginning balance	$(2,894)	$(3,518)
Accrual	(281)	281
Reduction due to sold inventory	125	343
Reserves for excess, obsolete, and slow-moving inventories	$(3,050)	$(2,894)
Throughout 2021, we experienced global supply chain and logistics constraints, which impacted our inventory purchasing strategy, leading to a buildup of inventory and inventory components in an effort to manage both shortages of available components and longer lead times in obtaining components. This resulted in a net increase of our gross inventory levels of $2.4 million and excess inventory reserves of $0.2 million as compared to 2020.
During 2020, we applied discipline in manufacturing and supply chain management, focusing on a reduction of lead time and inventory on hand, which resulted in a net reduction of our gross inventory levels of $1.2 million and excess inventory reserves of $0.6 million compared to 2019.

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6. PROPERTY AND EQUIPMENT
Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets and consist of the following (in thousands):

	At December 31,
	2021	2020
Equipment (useful life 3 - 15 years)	$1,308	$1,281
Tooling (useful life 2 - 5 years)	384	240
Vehicles (useful life 5 years)	83	47
Furniture and fixtures (useful life 5 years)	86	137
Computer software (useful life 3 years)	1,194	1,057
Leasehold improvements (the shorter of useful life or lease life)	169	169
Finance lease right-of-use asset	13	13
UV - Robots (useful life 5 years)	105	—
Construction in progress	135	140
Property and equipment at cost	3,477	3,084
Less: accumulated depreciation	(2,802)	(2,664)
Property and equipment, net	$675	$420
Depreciation expense was $0.2 million for both of the years ended December 31, 2021 and 2020. There were no impairment charges for property and equipment during 2021 and 2020.
NOTE 7. PREPAID AND OTHER CURRENT ASSETS
Prepaid and other current assets consisted of the following (in thousands):

	At December 31,
	2021	2020
Prepaid insurance	$131	$126
Prepaid expenses	253	233
Prepaid rent	74	80
Short-term deposits - non-inventory	18	—
Restricted cash	—	342
ERTC funds	445	—
Other	3	1
Total prepaid and other current assets	$924	782
NOTE 8. DEBT
Credit Facilities
On August 11, 2020, we entered into two debt financing arrangements (together, the “Credit Facilities”) that allow for expanded borrowing capacity at a lower blended borrowing cost. The first arrangement is an inventory financing facility (the “Inventory Facility”) pursuant to the Loan and Security Agreement (the “Inventory Loan Agreement”) between the Company and Crossroads Financial Group, LLC, a North Carolina limited liability company (the “IF Lender”). Borrowings under the Inventory Facility are permitted up to the lower of (i) $3.0 million, which was subsequently increased to $3.5 million as described below, and (ii) a borrowing base determined from time to time based on the value of the Company’s eligible inventory, valued at 75% of inventory costs or 85% of the inventory net orderly liquidation value, less the availability reserves. On April 20, 2021, the Company and the IF Lender entered into an amendment to the Inventory Loan Agreement to increase the maximum amount that may be available to the Company from $3.0 million to $3.5 million, subject to the borrowing base as set forth in the Inventory Loan Agreement. The outstanding indebtedness under the Inventory Facility accrues at an annual rate equal to the greater of (i) 5.75% and (ii) 4.00% plus the three-month LIBOR rate (0.21% and 0.24% at December 31, 2021 and

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2020, respectively) and is also subject to a service fee of 1% per month. The annualized interest rate at December 31, 2021 and 2020, which includes interest fees, the annual facility fee, bank fees and other miscellaneous lender fees, was 22.4% and 23.6%, respectively. The Inventory Facility’s interest and service fees combined amount is subject to a minimum monthly fee of $18 thousand. There would be no breakage fee for the Company for the Inventory Facility if the Company were to refinance it with an American Bankers Association (“ABA”) equivalent institution. The Inventory Facility is secured by substantially all of the present and future assets of the Company and is also governed by an intercreditor agreement among the Company, the IF Lender and the RF Lender (defined below). The Inventory Facility matures on August 11, 2022, subject to early termination upon 90 days’ notice and otherwise in accordance with the terms of the Inventory Loan Agreement. The term is automatically extended in successive one year increments unless terminated by either party in accordance with the Inventory Loan Agreement.
The second arrangement is a receivables financing facility (the “Receivables Facility”) pursuant to the Loan and Security Agreement (the “Receivables Loan Agreement”) between the Company and Factors Southwest L.L.C. (d/b/a FSW Funding), an Arizona limited liability company (the “RF Lender”). Borrowings under the Receivables Facility are permitted up to the lower of (i) $2.5 million or (ii) a borrowing base determined from time to time based on the value of the Company’s eligible accounts receivable, valued at 90% of the face value of such accounts receivable, less availability reserves, if any. Interest on outstanding indebtedness under the Receivables Facility accrues at an annual rate equal to (i) the highest prime rate announced from time to time by the Wall Street Journal (3.25% at both December 31, 2021 and 2020) plus (ii) 2%. At December 31, 2021 and 2020, the annualized interest rate, which includes interest fees and the annual facility fee, was 8.0% and 7.9%, respectively. The annualized interest rate on the collateral management fee was 5.9% at both December 31, 2021 and 2020. The Receivables Facility is also secured by substantially all of the present and future assets of the Borrower and is also governed by an intercreditor agreement among the Company, the IF Lender and the RF Lender. A $25 thousand, or 1%, facility fee was charged at closing. There would be no breakage fee for the Company for the Receivables Facility if the Company were to refinance it with an ABA equivalent institution. The Receivables Facility matures on August 11, 2022, subject to early termination in accordance with the terms of the Receivables Loan Agreement; provided that the term is automatically extended in successive one year increments unless terminated by either party in accordance with the Receivables Loan Agreement.
Borrowings under the Inventory Facility were $1.2 million and $1.3 million at December 31, 2021 and 2020, respectively. Borrowings under the Receivables Facility were $1.0 million at both December 31, 2021 and 2020. Borrowings under the Credit Facilities are recorded in the Consolidated Balance Sheet as of December 31, 2021 and 2020 as a current liability under the caption “Credit line borrowings, net of origination fees.” Outstanding balances include unamortized net issuance costs totaling $84 thousand and $121 thousand for the Inventory Facility and $24 thousand and $40 thousand for the Receivables Facility as of December 31, 2021 and 2020, respectively.
The Credit Facilities replaced the Austin Facility that was entered into on December 11, 2018 and was secured by a lien on our assets. The Austin Facility was a three year, $5.0 million revolving line of credit. The total loan amount available to us under the Austin Facility from time to time was based on the amount of our (i) qualified accounts receivable, which is equal to the lesser of 85% of our net eligible receivables of, or $4.5 million, plus (ii) available inventory, which is the lesser of 20% of the net realizable value of eligible inventory of, or $500 thousand. The Austin Facility charged interest deeming a minimum borrowing requirement of $1.0 million. Interest on advances under the line was due monthly at the “Prime Rate,” as published by the Wall Street Journal from time to time, plus a margin of 2%. Overdrafts were subject to a 2% fee. Additionally, an annual facility fee of 1% on the entire $5.0 million amount of the Austin Facility was due at the beginning of each of the three years that the Austin Facility was outstanding and a 0.5% collateral management fee on the average outstanding loan balance was payable monthly. On August 11, 2020, we paid $1.4 million to close the Austin Facility which included a $100 thousand termination fee. Additionally, we wrote off $59 thousand of the remaining related debt acquisition costs. The termination fee and the write-off of debt acquisition costs are reflected as a loss on extinguishment of debt in our Consolidated Statements of Operations for the twelve months ended December 31, 2020.
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

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5% during the first three months and 10% thereafter. Prepayments at the reduced rate in the first three months are limited to 50% of the outstanding balance. Beginning on November 1, 2021, Streeterville may require the Company to redeem up to $205 thousand of the Streeterville Note in any calendar month. The Company has the right on three occasions to defer all redemptions that Streeterville could otherwise require the Company to make during any calendar month. Each exercise of this deferral right by the Company will increase the amount outstanding under the Streeterville Note by 1.5%. The Company exercised this right twice during the fourth quarter of 2021.
The total liability for the Streeterville Note, net of discount and financing fees, was $1.7 million at December 31, 2021. Unamortized loan discount and debt issuance costs were $43 thousand at December 31, 2021.
In the event our common stock is delisted from Nasdaq, the amount outstanding under the Streeterville Note will automatically increase by 15% as of the date of such delisting.
PPP Loan
On April 17, 2020, the Company was granted a loan from KeyBank National Association (“KeyBank”) in the amount of approximately $795 thousand, pursuant to the PPP under Division A of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020. The funds were received on April 20, 2020 and accrued interest at a rate of 1% per annum. At December 31, 2020, $529 thousand was classified as short-term debt and $266 thousand was classified as long-term debt on the Company’s Consolidated Balance Sheet. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. The entire principal balance and interest were forgiven by the Small Business Administration on February 11, 2021. The $801 thousand forgiveness income was recorded as other income in the Consolidated Statements of Operations during the year ended December 31, 2021.
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
Convertible Notes
On March 29, 2019, we issued $1.7 million aggregate principal amount of subordinated convertible promissory notes (the “Convertible Notes”) to certain investors in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. The Convertible Notes had a maturity date of December 31, 2021 and bore interest at a rate of 5% per annum until June 30, 2019 and at a rate of 10.0% thereafter. Pursuant to their terms, on January 16, 2020, following approval by our stockholders of certain amendments to the Certificate of Incorporation, the principal amount of all of the Convertible Notes, and the accumulated interest thereon ($0.1 million), which totaled $1.8 million, were converted at a conversion price of $0.67 per share into an aggregate of 2,709,018 shares of the Company’s Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), which is convertible on a one-for-five basis into shares of our common stock. During the year ended December 31, 2020, 111,548 shares of the Series A Preferred Stock were converted into 22,310 shares of common stock. During the year ended December 31, 2021, 1,721,023 shares of Series A Preferred Stock were converted into 344,205 shares of common stock.
The Series A Preferred Stock was created by the filing of a Certificate of Designation with the Secretary of State of the State of Delaware on March 29, 2019, which authorized 2,000,000 shares of Series A Preferred Stock (the “Original Series A Certificate of Designation”). The Original Series A Certificate of Designation was amended on January 15, 2020 following Stockholder

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
NOTE 9. COMMITMENTS AND CONTINGENCIES
Purchase Commitments
As of December 31, 2021, we had approximately $1.7 million in outstanding purchase commitments for inventory, of which $1.5 million is expected to ship in the first quarter of 2022, and $0.2 million in the second quarter of 2022 and thereafter.
NOTE 10. STOCKHOLDERS’ EQUITY
December 2021 Private Placement
In December 2021, we completed the December 2021 Private Placement with certain institutional investors for the sale of 1,193,185 shares of our common stock at a purchase price of $3.52 per share. We also sold to the same institutional investors (i) Pre-Funded Warrants to purchase 85,228 shares of common stock at an exercise price of $0.0001 per share and (ii) warrants (collectively with the Pre-Funded Warrants, the “December 2021 Warrants”) to purchase up to an aggregate of 1,278,413 shares of common stock at an exercise price of $3.52 per share. We paid the placement agent commission of $360 thousand plus $42 thousand in expenses in connection with the December 2021 Private Placement and we also paid legal, accounting and other fees of $97 thousand related to the December 2021 Private Placement. Total offering costs of $499 thousand have been presented as a reduction of additional paid-in capital and have been netted within equity in the Consolidated Balance Sheet as of December 31, 2021. Net proceeds from the December 2021 Private Placement were approximately $4.0 million. We determined the exercise price of the Pre-Funded Warrants to be nominal and, as such, have considered the 85,228 shares underlying them to be outstanding effective December 16, 2021, for the purposes of calculating basic EPS.
As of December 31, 2021, December 2021 Warrants to purchase an aggregate of 1,363,641 shares remained outstanding, with a weighted average exercise price of $3.30 per share. None of the December 2021 Warrants were exercised as of December 31, 2021. In January 2022, all of the Pre-Funded Warrants were exercised. The exercise of the remaining December 2021 Warrants outstanding could provide us with cash proceeds of up to $4.5 million in the aggregate.
As of December 31, 2021, we had the following outstanding December 2021 Warrants to purchase shares of common stock:

	As of December 31, 2021
	Number of Underlying Shares	Exercise Price	Expiration
Common Warrants	1,278,413	$3.5200	December 16, 2026
Pre-Funded Warrants	85,228	$0.0001	None
	1,363,641

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 2021 Equity Offering
In June 2021, we completed a registered direct offering of 990,100 shares of our common stock to certain institutional investors, at a purchase price of $5.05 per share. We paid the placement agent commissions of $400 thousand, plus $51 thousand in expenses, in connection with the June 2021 Equity Offering and we also paid legal and other fees of $19 thousand related to the offering. Total offering costs of $470 thousand have been presented as a reduction of additional paid-in capital and have been netted within equity in the Condensed Consolidated Balance Sheet as of December 31, 2021. Net proceeds to us from the June 2021 Equity Offering were approximately $4.5 million.
Preferred Stock
Pursuant to the terms of the Convertible Notes, on January 16, 2020, following approval by our stockholders of certain amendments to the Certificate of Incorporation, the principal amount of all of the Convertible Notes and the accumulated interest thereon at the date of conversion (totaling $1.8 million) were converted at a conversion price of $0.67 per share into an aggregate of 2,709,018 shares of the Company’s Series A Preferred Stock, which is convertible on a one-for-five basis into shares of our common stock. During the year ended December 31, 2020, 111,548 shares of the Series A Preferred Stock were converted into 22,310 shares of common stock. During the year ended December 31, 2021, 1,721,023 shares of Series A Preferred Stock were converted into 344,205 shares of common stock. The Series A Preferred Stock that was converted in 2021 was held by a Schedule 13D ownership group (under Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, and Rule 13d-5 promulgated thereunder) that includes Fusion Park LLC (“Fusion Park”) and 5 Elements Global Fund L.P. (controlled affiliates of James Tu, the Company's former Executive Chairman and Chief Executive Officer and current member of the Board of Directors), as well as Brilliant Start Enterprise Inc. (“Brilliant Start”) and Jag International Ltd. (controlled affiliates of Gina Huang, a member of the Company's Board of Directors). Upon conversion of their respective shares of Series A Preferred Stock in 2021, Fusion Park and Brilliant Start received 184,851 and 159,354 shares, respectively, of the Company’s common stock.
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

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
common stock and other terms of the common stock were not affected by the reverse stock split. The number of authorized shares of common stock under the Certificate of Incorporation remained unchanged at 50,000,000 shares.
Proportional adjustments were made to the conversion and exercise prices of our outstanding warrants and stock options, and to the number of shares issued and issuable under our stock incentive plans in connection with the reverse stock split. The financial statements for the twelve months ended December 31, 2020 have been retroactively adjusted to reflect the reverse stock split. Preferred shares outstanding were not affected by the reverse stock split and, as such, those shares have not been adjusted.
The reverse stock split was effected solely to increase the per share trading price of the common stock to satisfy the $1.00 minimum bid price requirement pursuant to Nasdaq Listing Rule 5550(a)(2) for continued listing on Nasdaq. The common stock began trading on Nasdaq on a split-adjusted basis at the opening of trading on June 12, 2020.
January 2020 Equity Offering
In January 2020, we completed a registered direct offering for the sale of 688,360 shares of our common stock to certain institutional investors, at a purchase price of $3.37 per share. We also sold, to the same institutional investors, warrants to purchase up to 688,360 shares of common stock at an exercise price of $3.37 per share (the, “Investor Warrants”) in a concurrent private placement for a purchase price of $0.625 per warrant. We paid the placement agent commissions of $193 thousand plus $50 thousand in expenses in connection with the registered direct offering and the concurrent private placement and we also paid legal, accounting and other fees of $231 thousand related to the offering. Total offering costs of $510 thousand have been presented as a reduction of additional paid-in capital and have been netted within equity in the Consolidated Balance Sheet as of December 31, 2021 and 2020. In addition, we issued warrants to the placement agent to purchase up to 48,185 shares of common stock at an exercise price of $4.99 per share (together with the Investor Warrants, the “January 2020 Warrants”). Net proceeds to us from the sale of common stock and January 2020 Warrants were approximately $2.3 million. In accordance with the terms of the Iliad Note, 10% of the gross proceeds from the January 2020 Equity Offering ($275 thousand) were used to make payments on the Iliad Note, of which $226 thousand went towards the outstanding principal amount and the balance to interest.
January 2020 Warrants issued to purchase an aggregate of 229,414 shares remain outstanding at December 31, 2021, with a weighted average exercise price of $3.67 per share. During the twelve months ended December 31, 2021, 237,892 January 2020 Warrants issued were exercised resulting in total proceeds of $801 thousand. The exercise of the remaining January 2020 Warrants outstanding could provide us with cash proceeds of up to $841 thousand in the aggregate. At December 31, 2020, January 2020 Warrants issued to purchase an aggregate of 467,306 shares remained outstanding, with a weighted average exercise price of $3.51 per share. During the twelve months ended December 31, 2020, 269,240 January 2020 Warrants issued were exercised, resulting in total proceeds of $918 thousand.
As of December 31, 2021 and 2020, we had the following outstanding January 2020 Warrants to purchase shares of common stock:

	As of December 31, 2021	As of December 31, 2020
	Number of Underlying Shares		Exercise Price	Expiration
Investor Warrants	187,734	425,626	$3.3700	January 13, 2025
Placement Agent Warrants	41,680	41,680	$4.9940	January 13, 2025
	229,414	467,306
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

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The January 2020 Warrants we issued in the January 2020 Equity Offering contained a provision for net cash settlement in the event that there is a fundamental transaction involving the Company (e.g., merger, sale of substantially all assets, tender offer, or share exchange). Due to this provision, the January 2020 Warrants were initially classified as liabilities, as opposed to equity, and were recorded at their fair values at each balance sheet date with fair value adjustments recognized as a component of earnings. During December 2020, the warrant holders agreed to a modification of the terms of their January 2020 Warrants which removed the potential cash settlement option upon the occurrence of a fundamental transaction. As such, during the fourth quarter of 2020, the warrant liability was fair-valued through the modification date and then was reclassified into equity and the January 2020 Warrants are no longer subject to re-measurement at each balance sheet date.
Stock-based compensation
On March 18, 2020, our Board of Directors approved the Energy Focus, Inc. 2020 Stock Incentive Plan (the “2020 Plan”). The 2020 Plan was approved by the stockholders at our annual meeting on September 17, 2020, after which no further awards could be issued under the Energy Focus, Inc. 2014 Stock Incentive Plan (the “2014 Plan”). The 2020 Plan initially allows for awards up to 350,000 shares of common stock and expires on September 17, 2030. At December 31, 2021, 208,256 shares remain available to grant under the 2020 Plan.
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
The following table summarizes stock-based compensation expense and the impact it had on operations for the periods presented (in thousands):

	For the year ended December 31,
	2021	2020
Cost of sales	$9	$2
Product development	14	10
Selling, general, and administrative	406	119
Total stock-based compensation	$429	$131
At December 31, 2021 and 2020, we had unearned stock compensation expense of $0.3 million and $0.2 million, respectively. These costs will be charged to expense and amortized on a straight-line basis in subsequent periods. The remaining weighted average period over which the unearned compensation is expected to be amortized was approximately 2.7 years as of December 31, 2021 and 3.1 years as of December 31, 2020.

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock options
The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. Estimates utilized in the calculation include the expected life of the option, risk-free interest rate, and expected volatility, and are further comparatively detailed as follows:

	2021	2020
Fair value of options issued	$3.92	$2.06
Exercise price	$5.07	$2.68
Expected life of option (in years)	6.2	6.1
Risk-free interest rate	0.9%	0.7%
Expected volatility	96.3%	93.6%
Dividend yield	0.00%	0.00%
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
Options outstanding under all plans at December 31, 2021 have a contractual life of ten years, and vesting periods between one and four years. A summary of option activity under all plans was as follows:

	Number of Options	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2019	155,031	$5.23
Granted	112,350	2.68
Cancelled	(33,774)	9.56
Exercised	(12,157)	2.11
Outstanding at December 31, 2020	221,450	$3.45
Granted	88,240	5.07
Cancelled	(36,706)	5.35
Expired	(1,650)	49.18
Exercised	(4,225)	1.96
Outstanding at December 31, 2021	267,109	$3.46

Vested and expected to vest at December 31, 2021	231,462	$3.41

Exercisable at December 31, 2021	92,121	$3.28
The “Expected to Vest” options are the unvested options that remain after applying the pre-vesting forfeiture rate assumption to total unvested options. 4,225 options were exercised during 2021 and 12,157 options were exercised during 2020. The total intrinsic value of options outstanding and options exercisable at December 31, 2021 was $426 thousand and $191 thousand, respectively, which was calculated using the closing stock price at the end of the year of $4.27 per share less the option price of the in-the-money grants.

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The options outstanding at December 31, 2021 have been segregated into ranges for additional disclosure as follows:

OPTIONS OUTSTANDING						OPTIONS EXERCISABLE
Range of Exercise Prices			Number of Shares Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$1.45	—	$1.68	69,377	8.2	$1.49	27,078	8.1	$1.49
$1.69	—	$2.20	79,975	7.5	2.10	43,900	7.5	2.10
$2.21	—	$5.42	38,406	8.6	2.77	11,046	7.8	2.46
$5.43	—	$5.81	58,474	9.1	5.55	319	7.4	5.52
$5.82	—	$29.75	20,877	7.5	10.69	9,778	6.1	14.40
			267,109	8.2	$3.46	92,121	7.6	$3.28
Restricted Stock Units
In 2015, we began issuing restricted stock units to certain employees and non-employee Directors under the 2014 Plan with vesting periods ranging from one to four years from the grant date. In 2020, we began issuing restricted stock units to certain employees and non-employee Directors under the 2020 Plan with vesting periods ranging from one to four years.
The following table shows a summary of restricted stock unit activity:

	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
At December 31, 2019	6,603	$13.17
Granted	19,200	2.44
Vested	(20,068)	3.96
Forfeited	(1,255)	12.40
At December 31, 2020	4,480	8.64
Granted	50,000	5.26
Vested	(52,080)	5.46
At December 31, 2021	2,400	$7.14
Employee stock purchase plans
In September 2013, our stockholders approved the 2013 Employee Stock Purchase Plan (the “2013 Plan”) to replace the 1994 prior purchase plan. A total of 100,000 shares of common stock were provided for issuance under the 2013 Plan. The 2013 Plan permits eligible employees to purchase common stock through payroll deductions at a price equal to the lower of 85 percent of the fair market value of our common stock at the beginning or end of the offering period. Employees may end their participation at any time during the offering period, and participation ends automatically upon termination of employment with us. During 2021 and 2020, employees purchased 22,000 and 26,632 shares, respectively. At December 31, 2021, 28,523 shares remained available for purchase under the 2013 Plan.
NOTE 11. INCOME TAXES
We file income tax returns in the U.S. federal jurisdiction, as well as in various state and local jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2018. Our practice is to recognize interest and penalties related to income tax matters in income tax expense when and if they become applicable. At December 31, 2021 and 2020, respectively, there were no accrued interest and penalties related to uncertain tax positions.

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table shows the components of the provision for income taxes (in thousands):

	For the year ended December 31,
	2021	2020
Current:
State	$(1)	$(5)
Deferred:
U.S. Federal	—	—
(Benefit from) provision for income taxes	$(1)	$(5)
The principal items accounting for the difference between income taxes computed at the U.S. statutory rate and the (benefit from) provision for income taxes reflected in our Consolidated Statements of Operations are as follows:

	For the year ended December 31,
	2021	2020
U.S. statutory rate	21.0%	21.0%
State taxes (net of federal tax benefit)	9.7	5.6
Valuation allowance	(32.7)	(26.0)
Other	2.0	(0.5)
	0.0%	0.1%
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are as follows (in thousands):

	At December 31,
	2021	2020
Accrued expenses and other reserves	$1,550	$1,787
Right-of-use-asset	(73)	(225)
Lease liabilities	88	271
Tax credits, deferred R&D, and other	49	20
Net operating loss	17,318	14,510
Valuation allowance	(18,932)	(16,363)
Net deferred tax assets	$—	$—
In 2021, our effective tax rate was lower than the statutory rate due to an increase in the valuation allowance as a result of the $9.6 million additional federal net operating loss we recognized for the year. In 2020, our effective tax rate was lower than the statutory rate due to an increase in the valuation allowance of the $7.1 million additional federal net operating loss we recognized for the year.
At December 31, 2021, we had net operating loss carry-forwards (“NOLs”) of approximately $125.4 million for federal income tax purposes ($77.2 million for state and local income tax purposes). However, due to changes in our capital structure, approximately $71.0 million of the $125.4 million is available to offset future taxable income after the application of the limitations found under Section 382 of the Internal Revenue Code of 1986, as amended. As a result of the Tax Cuts and Job Act of 2017 (the “Tax Act”), NOLs generated in tax years beginning after December 31, 2017 can only offset 80% of taxable income. These NOLs can no longer be carried back, but they can be carried forward indefinitely. The $9.6 million and $7.1 million in federal net operating losses generated in 2021 and 2020 will be subject to the new limitations under the Tax Act. If not utilized, the NOLs generated prior to December 31, 2017 of $37.5 million will begin to expire in 2023 for federal purposes and have begun to expire for state and local purposes.
Since we believe it is more likely than not that the benefit from NOLs will not be realized, we have provided a full valuation allowance against our deferred tax assets at December 31, 2021 and 2020, respectively. We had no net deferred tax liabilities at December 31, 2021 or 2020, respectively. In 2020, we recognized various states tax benefits as a result of the adjustment from

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the 2019 provision to the actual tax on the 2019 returns that were filed in 2019. In 2019, we recognized various states tax expense as a result of the adjustment from the 2018 provision to the actual tax on the 2018 returns that were filed in 2019.
The CARES Act was enacted on March 27, 2020 and the Consolidated Appropriations Act (the “Relief Act”) was enacted on December 27, 2020 in the United States. The key provisions of the CARES Act and the Relief Act, as applicable to the Company, include the following:
The ability to use NOLs to offset income without the 80% taxable income limitation enacted as part of the Tax Cuts and Jobs Act (“TCJA”) of 2017, and to carry back NOLs to offset prior year income for five years. These are temporary provisions that apply to NOLs incurred in 2018, 2019 or 2020 tax years. We did not recognize any tax benefit for the year ended December 31, 2021 related to our ability to carry back prior year losses, as well as projected current year losses, under the CARES Act to years with the previous 35% tax rate.
The ability to claim a current deduction for interest expense up to 50% of Adjusted Taxable Income (“ATI”) for tax years 2019 and 2020. This limitation was previously 30% of ATI pursuant to the Tax Act, and will revert to 30% after 2020. The Company has no current interest expense limitation.
In addition to the aforementioned provisions, the CARES Act also provided the following non-income tax provisions as applicable to the Company:
•The ability to defer the payment of the employer portion of social security taxes incurred between March 27, 2020 and December 31, 2020, with 50% of the deferred amount to be paid by December 31, 2021 and the remaining 50% to be paid by December 31, 2022. For the year ended December 31, 2021, the Company has deferred $77 thousand of payroll taxes.
•The ability to claim an ERTC, which is a refundable payroll tax credit, subject to certain limitations. Refer to Note 13, “Other Income” for details.
•The Company received approximately $795 thousand in PPP loans, which were forgiven in 2021. The CARES Act provides that the loan forgiveness is tax-exempt for federal purposes. Refer to Note 8, “Debt” for details.
NOTE 12. PRODUCT AND GEOGRAPHIC INFORMATION
We focus our efforts on the sale of LED lighting and controls products and UVCD products in the commercial market and MMM, and began to expand our offerings into the consumer market in the fourth quarter of 2021. Our products are sold primarily in the United States through a combination of direct sales employees, lighting agents, independent sales representatives and distributors, and via e-commerce with digital marketing strategies that profile our UVCD technologies. We currently operate in a single industry segment, developing and selling our LED lighting products and controls as well as UVCD products into the MMM and commercial markets.
The following table provides a breakdown of product net sales for the years indicated (in thousands):

	Year ended December 31,
	2021	2020
Commercial products	$4,682	$5,404
MMM products	5,183	11,424
Total net sales	$9,865	$16,828
A geographic summary of net sales is as follows (in thousands):

	For the year ended December 31,
	2021	2020
United States	$9,712	$16,685
International	153	143
Total net sales	$9,865	$16,828
At December 31, 2021 and 2020, approximately 100% of our long-lived assets, which consist of property and equipment, were located in the United States.

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 13. OTHER INCOME
Employee Retention Tax Credit
The CARES Act, which was enacted on March 27, 2020, provides an ERTC that is a refundable tax credit against certain employer taxes. The ERTC was subsequently amended by the Taxpayer Certainty and Disaster Tax Relief Act of 2020, the Consolidated Appropriation Act of 2021, and the American Rescue Plan Act of 2021, all of which amended and extended the ERTC availability and guidelines under the CARES Act. Following these amendments, we and other businesses became retroactively eligible for the ERTC, and as a result of the foregoing legislation, are eligible to claim a refundable tax credit against the employer share of Social Security taxes equal to 70% of the qualified wages paid to employees between January 1, 2021 and September 30, 2021. Qualified wages are limited to $10,000 per employee per calendar quarter in 2021 for a maximum allowable ERTC per employee of $7,000 per calendar quarter in 2021.
For purposes of the amended ERTC, an eligible employer is defined as having experienced a significant (20% or more) decline in gross receipts during each of the first three 2021 calendar quarters when compared with the same quarter in 2019 or the immediately preceding quarter to the corresponding calendar quarter in 2019. The credit is taken against the Company’s share of Social Security Tax when the Company’s payroll provider files, or subsequently amends the applicable quarterly employer tax filings.
Under the amended guidelines, we are eligible to receive the ERTC for the second and third quarters of 2021. As part of the filing of our employer tax filings for the third quarter of 2021, we applied for and received a refund of $431 thousand, and we amended our filing for the second quarter of 2021, for which we expect to receive an additional refund of approximately $445 thousand. These amounts are recorded as other income in the Consolidated Statements of Operations during the year ended December 31, 2021, and the $445 thousand expected receivable is included in prepaid and other current assets in the Consolidated Balance Sheet as of December 31, 2021.
PPP Loan
On April 17, 2020, the Company was granted a loan from KeyBank in the amount of approximately $795 thousand, pursuant to the PPP under the CARES Act, which was enacted on March 27, 2020. The funds were received on April 20, 2020, and accrued interest at a rate of 1% per annum. At December 31, 2020, $529 thousand was classified as short-term debt and $266 thousand was classified as long-term debt on the Company’s Consolidated Balance Sheet. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. The entire principal balance and interest were forgiven by the Small Business Administration on February 11, 2021. The $801 thousand forgiveness income was recorded as other income in the Consolidated Statements of Operations during the year ended December 31, 2021.
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

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
$500 thousand, respectively, in principal amount of Convertible Notes. In connection with the sale of Convertible Notes, Mr. Tu was appointed as a member of our Board of Directors on April 1, 2019 and Chief Executive Officer, President and interim Chief Financial Officer on April 2, 2019.
Mr. Tu is also the Founder, Chief Executive Officer and Chief Investment Officer of 5 Elements Global Advisors, an investment advisory and management company managing the holdings of 5 Elements Global Fund LP, which was a beneficial owner of more than 5.0% of our common stock prior to the August 2014 registered offering. As of December 31, 2021, 5 Elements Global Fund LP beneficially owns approximately 0.9% of our common stock. 5 Elements Global Advisors focuses on investing in clean energy companies with breakthrough, commercialized technologies, and near-term profitability potential. Mr. Tu is also Co-Founder of Communal International Ltd. (“Communal”), a British Virgin Islands company dedicated to assisting clean energy, solutions-based companies, maximizing technology and product potential and gaining them access to global marketing, distribution licensing, manufacturing and financing resources. Communal has a 50.0% ownership interest in 5 Elements Energy Efficiencies (BVI) Ltd., a beneficial owner of approximately 0.9% of our common stock. Schema Cheng controls 5 Elements Energy Efficiencies (BVI) Ltd. and owns the other 50.0%. She is Co-Founder of Communal International Ltd. with Mr. Tu and the mother of Simon Cheng. Mr. Cheng was a member of our Board of Directors through February 19, 2017 and an employee of the Company through June 30, 2018 and rejoined the Company on August 5, 2019. Schema Cheng is also the mother of Jennifer Cheng, a current member of our Board of Directors.
On January 11, 2022, our Board of Directors appointed Stephen Socolof, our Lead Independent Director, as Interim Chief Executive Officer to replace Mr. Tu. On February 11, 2022, Mr. Tu and the Company entered into a Separation and Release Agreement and Mr. Tu resigned from the Board of Directors.
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

SUPPLEMENTARY FINANCIAL INFORMATION TO ITEM 8.
The following table sets forth our selected unaudited financial information for the four quarters in the years ended December 31, 2021 and 2020, respectively. This information has been prepared on the same basis as the audited financial statements and, in the opinion of management, contains all adjustments necessary for a fair presentation thereof.
QUARTERLY FINANCIAL DATA (UNAUDITED)
(amounts in thousands, except per share amounts)

2021	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$2,405	$2,749	$2,074	$2,637
Gross profit	189	563	393	553
Net loss	(2,631)	(1,140)	(2,473)	(1,642)

Net loss per common share attributable to common stockholders (basic and diluted):	$(0.50)	$(0.22)	$(0.59)	$(0.45)

Weighted average shares used in computing net loss per common share (basic and diluted)	5,312	5,086	4,211	3,612

2020	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$3,746	$5,964	$3,335	$3,783
Gross profit	1,434	1,376	1,343	1,032
Net income (loss)	65	(1,165)	(4,340)	(541)

Net income (loss) per common share attributable to common stockholders - basic[1]:	$0.01	$(0.35)	$(1.36)	$(0.18)

Net income (loss) per common share attributable to common stockholders - diluted[1]:	$0.01	$(0.35)	$(1.36)	$(0.18)

Weighted average shares used in computing net income (loss) per common share[2]:
Basic	3,491	3,308	3,192	3,086
Diluted	4,307	3,308	3,192	3,086
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.
Pursuant to Rule 13a-15(b) under the Exchange Act, our management must evaluate, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as of December 31, 2021, the end of the period covered by this report. Management, with the participation of our current Interim Chief Executive Officer and Chief Financial Officer, did evaluate the effectiveness of our disclosure controls and procedures as of the end of period covered by this report. Based on this evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2021.
Management’s report on internal controls over financial reporting
Management of Energy Focus, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2021 based upon criteria established in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”).
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
Based upon our evaluation under the COSO framework as of December 31, 2021, management concluded that its internal control over financial reporting was effective as of December 31, 2021.
Changes in internal control over financial reporting
During the quarter ended December 31, 2021, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
ITEM 11. EXECUTIVE COMPENSATION.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Except as set forth in Part I, the information required by Items 10, 11, 12, 13 and 14 will appear in the definitive Energy Focus, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 25, 2022, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated by reference in this Annual Report pursuant to General Instruction G(3) of Form 10-K (other than the portions thereof not deemed to be “filed” for the purpose of Section 18 of the Securities Exchange Act of 1934).
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
SCHEDULE II
ENERGY FOCUS, INC.
SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
(amounts in thousands)

Description	Beginning Balance	Charges to Revenue/ Expense	Deductions	Ending Balance
Year ended December 31, 2021
Allowance for doubtful accounts and returns	$8	$6	$—	$14
Inventory reserves	2,894	281	125	3,050
Valuation allowance for deferred tax assets	16,363	2,568	—	18,931
Year ended December 31, 2020
Allowance for doubtful accounts and returns	$28	$—	$20	$8
Inventory reserves	3,518	—	624	2,894
Valuation allowance for deferred tax assets	14,390	1,973	—	16,363
 (3) Exhibits
EXHIBIT INDEX

Exhibit Number	Description of Documents
3.1	Certificate of Incorporation of Energy Focus, Inc. (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed May 1, 2006).

3.2	Certificate of Amendment to the Certificate of Incorporation of Energy Focus, Inc. filed with the Secretary of State of the State of Delaware on June 21, 2010 (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed on March 24, 2020).
3.3	Certificate of Amendment to the Certificate of Incorporation of Energy Focus, Inc. filed with the Secretary of State of the State of Delaware on October 9, 2012 (incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K filed on March 24, 2020).
3.4	Certificate of Amendment to the Certificate of Incorporation of Energy Focus, Inc. filed with the Secretary of State of the State of Delaware on October 28, 2013 (incorporated by reference to Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K filed on March 24, 2020).
3.5	Certificate of Amendment to the Certificate of Incorporation of Energy Focus, Inc. filed with the Secretary of State of the State of Delaware on July 16, 2014 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 16, 2014).
3.6	Certificate of Amendment to the Certificate of Incorporation of Energy Focus, Inc. filed with the Secretary of State of the State of Delaware on July 24, 2015 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 27, 2015).
3.7	Certificate of Amendment to the Certificate of Incorporation of Energy Focus, Inc. filed with the Secretary of State of the State of Delaware on January 15, 2020 (incorporated by reference to Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K filed on March 24, 2020).
3.8	Certificate of Designation of Series A Convertible Preferred Stock of Energy Focus, Inc. filed with the Secretary of State of the State of Delaware on March 29, 2019 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 1, 2019).
3.9	Amendment to the Certificate of Designation of Series A Convertible Preferred Stock of Energy Focus, Inc. filed with the Secretary of State of the State of Delaware on May 30, 2019 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 30, 2019).
3.10	Amendment to the Certificate of Designation of Series A Convertible Preferred Stock of Energy Focus, Inc. filed with the Secretary of State of the State of Delaware on January 15, 2020 (incorporated by reference to Exhibit 3.10 to the Registrant’s Annual Report on Form 10-K filed on March 24, 2020).
3.11	Certificate of Amendment of Certificate of Incorporation, dated June 11, 2020 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 11, 2020).
3.12	Bylaws of Energy Focus, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 18, 2020).
3.13	Certificate of Ownership and Merger, Merging Energy Focus, Inc., a Delaware corporation, into Fiberstars, Ind. a Delaware corporation, filed with the Secretary of State of the State of Delaware on May 4, 2007 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2007).
4.1	Description of Securities of Energy Focus, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed on March 24, 2020).
4.2	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on January 13, 2020).
4.3	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on January 13, 2020).
4.4	Form of Amendment to Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K filed on March 25, 2021).
4.5	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on December 15, 2021).
10.1*	2013 Employee Stock Purchase Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Form DEF14A filed on August 16, 2013).
10.2*	2008 Incentive Stock Plan, as amended (incorporated by reference from Appendix B to the Registrant’s Preliminary Proxy Statement on Form PRER14A filed on June 8, 2012).
10.3*	2014 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K filed on February 22, 2018).
10.4*	Form of Nonqualified Stock Option Grant Agreement to Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 16, 2014).
10.5*	Form of Nonqualified Stock Option Grant Agreement to Employees (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 16, 2014).
10.6*	Form of Restricted Stock Unit Grant Agreement to Employees (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 16, 2014).
10.7*	Form of Restricted Stock Unit Grant Agreement to Non-Employee Directors (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed on February 22, 2018).
10.8*	Form of Incentive Stock Option Grant Agreement to Employees (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on July 16, 2014).
10.9*	Form of Notice of Stock Option Grant for 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 13, 2013).

10.10*	Agreement dated February 21, 2019 entered into by Energy Focus, Inc. and the Investor Group thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 26, 2019).
10.11	Note Purchase Agreement, dated March 29, 2019, among the Company and each of the Investors thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 1, 2019).
10.12	Form of Subordinated Convertible Promissory Note entered into by the Company and each of the Investors on March 29, 2019 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 1, 2019).
10.13	Form of Amended and Restated Subordinated Convertible Promissory Note entered into by the Company and each of the Investors thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 30, 2019).
10.14*	President and Chief Financial Officer Offer Letter dated June 18, 2019 between Tod A. Nestor and Energy Focus, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on July 22, 2019).
10.15*	Energy Focus, Inc. Executive Bonus Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 19, 2019).
10.16	Form of Securities Purchase Agreement, dated as of January 9, 2020, between the Company and each purchaser named in the signature pages thereto (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on January 13, 2020).
10.17	SBA Loan Agreement, dated as of April 17, 2020, between the Company and KeyBank National Association (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 13, 2020).
10.18	Loan and Security Agreement, dated as of August 11, 2020, by and between the Company and Crossroads Financial Group, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2020).
10.19#	Loan and Security Agreement, dated as of August 11, 2020, by and between the Company and Factors Southwest L.L.C. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2020).
10.20*	Energy Focus, Inc. 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 22, 2020).
10.21*	Energy Focus, Inc. 2020 Stock Incentive Plan - Form of Restricted Stock Unit Award Agreement for Employees (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 22, 2020).
10.22*	Energy Focus, Inc. 2020 Stock Incentive Plan - Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on September 22, 2020).
10.23*	Energy Focus, Inc. 2020 Stock Incentive Plan - Form of Nonqualified Stock Option Agreement for Employees (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on September 22, 2020).
10.24*	Energy Focus, Inc. 2020 Stock Incentive Plan - Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on September 22, 2020).
10.25	First Amendment to Loan and Security Agreement, dates as of April 20, 2021 by and between the Company and Crossroads Financial Group, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 21, 2021).
10.26	Note Purchase Agreement, dated as of April 27, 2021 by and between the Company and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 28, 2021).
10.27	Promissory Note Agreement, dated as of April 27, 2021 by and between the Company and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.2 in the Registrant’s Current Report on Form 8-K filed on April 28, 2021).
10.28##	Form of Securities Purchase Agreement, dated as of December 13, 2021, between the Company and each purchaser named in the signature pages thereto (incorporated by reference to Exhibit 10.1 in the Registrant’s Current Report on Form 8-K filed on December 15, 2021).
10.29	Registration Rights Agreement, dated as of December 13, 2021, between the Company and each purchaser named in the signature pages thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 15, 2021).
10.30	Separation Agreement and Release, dated as of February 11, 2022, between the Company and James Tu (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 17, 2022).
21.1	Subsidiaries of the Registrant (filed with this Report).
23.1	Consent of GBQ Partners, LLC, Independent Registered Public Accounting Firm (filed with this Report).
31.1	Certification of Interim Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Interim Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101+**	The following financial information from Energy Focus, Inc. Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements.
104**	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Management contract or compensatory plan or arrangement.

**	Pursuant to Regulation S-T, this interactive data file is not deemed filed for purposes of Section 11 of the Securities Act, or Section 18 of the Exchange Act, or otherwise subject to the liabilities of these sections.
+	This exhibit will not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act or the Exchange Act.
#	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).
##	Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the Securities and Exchange Commission upon request.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

ENERGY FOCUS, INC.

Date: March 17, 2022	By:	/s/ Stephen Socolof
Stephen Socolof
Interim Chief Executive Officer and Director (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated:

Date	Signature	Title

March 17, 2022	/s/ Stephen Socolof	Director and Interim Chief Executive Officer
	Stephen Socolof	(Principal Executive Officer)

March 17, 2022	/s/ Tod Nestor	Chief Operating Officer and Chief Financial Officer
	Tod Nestor	(Principal Financial and Accounting Officer)

March 17, 2022	/s/ Jennifer Y. Cheng
	Jennifer Y. Cheng	Director

March 17, 2022	/s/ Gina Huang (Mei Yun Huang)
	Gina Huang (Mei Yun Huang)	Director

March 17, 2022	/s/ Philip Politziner
	Philip Politziner	Director

March 17, 2022	/s/ Brian J. Lagarto
	Brian J. Lagarto	Director

March 17, 2022	/s/ Jeffery R. Parker
	Jeffery R. Parker	Director