Form 10-Q
period 2022-06-30
ENERGY FOCUS, INC/DE
filed 2022-08-11
CIK 924168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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

The number of outstanding shares of the registrant’s common stock, $0.0001 par value, as of August 8, 2022 was 9,190,308.

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

We believe that important factors that could cause our actual results to differ materially from forward-looking statements include, but are not limited to, the risks and uncertainties outlined under “Risk Factors” under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 and other matters described in this Quarterly Report and our other filings with the Securities and Exchange Commission generally. Some of these factors include:

•instability in the U.S. and global economies and business interruptions experienced by us, our customers and our suppliers, particularly in light of supply chain issues, and related long-term impacts on travel, trade and business operations, as a result of the coronavirus (“COVID-19”) pandemic;
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
•the timing of large customer orders, significant expenses and fluctuations between demand and capacity as we manage inventory and invest in growth opportunities;
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
•our reliance on a limited number of third-party suppliers and development partners, our ability to manage third-party product development and obtain critical components and finished products on acceptable terms and of acceptable quality despite ongoing global supply chain challenges, and the impact of our fluctuating demand on the stability of such suppliers;
•our ability to timely, efficiently and cost-effectively transport products from our third-party suppliers by ocean marine and other logistics channels despite global supply chain and logistics disruptions;
•the impact of any type of legal inquiry, claim or dispute;
•the macro-economic conditions, including recessionary trends, in the United States and in other markets in which we operate or secure products, which could affect our ability to obtain raw materials, component parts, freight, energy, labor, and sourced finished goods in a timely and cost-effective manner;
•our dependence on military maritime customers and on the levels and timing of government funding available to such customers, as well as the funding resources of our other customers in the public sector and commercial markets;
•business interruptions resulting from geopolitical actions such as war and terrorism, natural disasters, including earthquakes, typhoons, floods and fires, or from health epidemics or pandemics or other contagious outbreaks;
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

ITEM 1. FINANCIAL STATEMENTS

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash	$938	$2,682
Trade accounts receivable, less allowances of $10 and $14, respectively	1,155	1,240
Inventories, net	7,168	7,866
Short-term deposits	501	712
Prepaid and other current assets	847	924
Total current assets	10,609	13,424

Property and equipment, net	585	675
Operating lease, right-of-use asset	1,316	292
Total assets	$12,510	$14,391

LIABILITIES
Current liabilities:
Accounts payable	$1,309	$2,235
Accrued liabilities	199	265
Accrued legal and professional fees	53	104
Accrued payroll and related benefits	486	718
Accrued sales commissions	55	57
Accrued warranty reserve	315	295
Deferred revenue	—	268
Operating lease liabilities	180	325
Finance lease liabilities	—	1
Streeterville - 2021 note, net of discount and loan origination fees	809	1,719
Streeterville - 2022 note, net of discount and loan origination fees	1,031	—
Credit line borrowings, net of loan origination fees	1,981	2,169
Total current liabilities	6,418	8,156

(continued on the next page)

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
	(Unaudited)

Operating lease liabilities, net of current portion	1,133	26
Streeterville - 2022 note, net of current maturities	788	—
Total liabilities	8,339	8,182

STOCKHOLDERS' EQUITY
Preferred stock, par value $0.0001 per share:
Authorized: 5,000,000 shares (3,300,000 designated as Series A Convertible Preferred Stock) at June 30, 2022 and December 31, 2021
Issued and outstanding: 876,447 at June 30, 2022 and December 31, 2021	—	—
Common stock, par value $0.0001 per share:
Authorized: 50,000,000 shares at June 30, 2022 and December 31, 2021
Issued and outstanding: 7,811,460 at June 30, 2022 and 6,368,549 at December 31, 2021	1	—
Additional paid-in capital	148,221	144,953
Accumulated other comprehensive loss	(3)	(3)
Accumulated deficit	(144,048)	(138,741)
Total stockholders' equity	4,171	6,209
Total liabilities and stockholders' equity	$12,510	$14,391

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net sales	$1,480	$2,074	$3,541	$4,711
Cost of sales	1,371	1,681	3,458	3,765
Gross profit	109	393	83	946

Operating expenses:
Product development	353	370	856	1,023
Selling, general, and administrative	1,964	2,268	4,091	4,486
Restructuring recovery	—	(3)	—	(22)
Total operating expenses	2,317	2,635	4,947	5,487
Loss from operations	(2,208)	(2,242)	(4,864)	(4,541)

Other expenses (income):
Interest expense	260	216	444	343
Gain on forgiveness of Paycheck Protection Program loan	—	—	—	(801)
Other income	—	—	(30)	—
Other expenses	18	15	29	32
Net loss	$(2,486)	$(2,473)	$(5,307)	$(4,115)

Net loss per common share - basic and diluted
Net loss	$(0.35)	$(0.59)	$(0.78)	$(1.05)

Weighted average shares of common stock outstanding:
Basic and diluted	7,166	4,211	6,803	3,913

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2021	876	$—	6,368	$—	$144,953	$(3)	$(138,741)	$6,209
Issuance of common stock upon the exercise of warrants	—	—	85	—	—	—	—	—
Stock-based compensation	—	—	—	—	44	—	—	44
Net loss for the three months ended March 31, 2022	—	—	—	—	—	—	(2,821)	(2,821)
Balance at March 31, 2022	876	$—	6,453	$—	$144,997	$(3)	$(141,562)	$3,432
Issuance of common stock under employee stock option and stock purchase plans	—	—	45	—	5	—	—	5
Issuance of common stock and warrants	—	—	1,313	1	3,499	—	—	3,500
Offering costs on issuance of common stock and warrants	—	—	—	—	(334)	—	—	(334)
Stock-based compensation	—	—	—	—	54	—	—	54
Net loss for the three months ended June 30, 2022	—	—	—	—	—	—	(2,486)	(2,486)
Balance at June 30, 2022	876	$—	7,811	$1	$148,221	$(3)	$(144,048)	$4,171

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit		Total Stockholders' Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2020	2,597	$—	3,525	$—	$135,113	$(3)	$(130,855)	-124874000	$4,255
Issuance of common stock under employee stock option and stock purchase plans	—	—	1	—	—	—	—		—
Issuance of common stock upon the exercise of warrants	—	—	156	—	527	—	—		527
Common stock withheld in lieu of income tax withholding on vesting of restricted stock units	—	—	—	—	(2)	—	—		(2)
Stock-based compensation	—	—	—	—	140	—	—		140
Net loss for the three months ended March 31, 2021	—	—	—	—	—	—	(1,642)		(1,642)
Balance at March 31, 2021	2,597	$—	3,682	$—	$135,778	$(3)	$(132,497)		$3,278
Issuance of common stock under employee stock option and stock purchase plans	—	—	69	—	59	—	—		59
Issuance of common stock	—	—	990	—	5,000	—	—		5,000
Offering Costs on issuance of common stock	—	—	—	—	(469)	—	—		(469)
Issuance of common stock upon conversion from preferred stock	(1,721)	—	344	—	—	—	—		—
Stock-based compensation	—	—	—	—	208	—	—		208
Net loss for the three months ended June 30, 2021	—	—	—	—	—	—	(2,473)		(2,473)
Balance at June 30, 2021	876	$—	5,085	$—	$140,576	$(3)	$(134,970)		$5,603

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Cash flows from operating activities:
Net loss	$(2,486)	$(2,473)	$(5,307)	$(4,115)
Adjustments to reconcile net loss to net cash used in operating activities:
Other income	—	—	(30)	—
Gain on forgiveness of Paycheck Protection Program loan	—	—	—	(801)
Depreciation	43	53	87	100
Stock-based compensation	54	208	98	348
Provision for doubtful accounts receivable	5	2	(4)	8
Provision for slow-moving and obsolete inventories	(185)	(28)	(56)	61
Provision for warranties	51	—	21	12
Amortization of loan discounts and origination fees	91	59	160	97
Changes in operating assets and liabilities (sources / (uses) of cash):
Accounts receivable	184	358	101	890
Inventories	384	(586)	754	(2,549)
Short-term deposits	47	137	59	149
Prepaid and other assets	96	(32)	116	(28)
Accounts payable	(777)	(869)	(716)	82
Accrued and other liabilities	(149)	(149)	(360)	(358)
Deferred revenue	—	(2)	(268)	(1)
Total adjustments	(156)	(849)	(38)	(1,990)
Net cash used in operating activities	(2,642)	(3,322)	(5,345)	(6,105)
Cash flows from investing activities:
Acquisitions of property and equipment	(2)	(102)	(37)	(211)
Net cash used in investing activities	(2)	(102)	(37)	(211)

(continued on next page)

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Cash flows from financing activities (sources / (uses) of cash):
Proceeds from the issuance of common stock and warrants	3,500	5,000	3,500	5,000
Proceeds from the exercise of warrants	—	—	—	527
Offering costs paid on the issuance of common stock and warrants	(334)	(469)	(334)	(469)
Principal payments under finance lease obligations	—	(1)	(1)	(2)
Proceeds from exercise of stock options and employee stock purchase plan purchases	5	59	5	59
Common stock withheld in lieu of income tax withholding on vesting of restricted stock units	—	—	—	(2)
Proceeds from the 2021 Streeterville note	—	1,515	—	1,515
Payments on the 2021 Streeterville note	(410)	—	(1,025)	—
Proceeds from the 2022 Streeterville note	2,000	—	2,000	—
Deferred financing costs paid	(234)	(30)	(234)	(30)
Net payments on the credit line borrowings - Credit Facilities	(1,170)	(1,871)	(273)	(791)
Net cash provided by financing activities	3,357	4,203	3,638	5,807

Net increase (decrease) in cash and restricted cash	713	779	(1,744)	(509)
Cash and restricted cash, beginning of period	225	890	2,682	2,178
Cash and restricted cash, end of period	$938	$1,669	$938	$1,669

Classification of cash and restricted cash:
Cash	$938	$1,327	$938	$1,327
Restricted cash held in other assets	—	342	—	342
Cash and restricted cash	$938	$1,669	$938	$1,669

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

NOTE 1. NATURE OF OPERATIONS

Energy Focus, Inc. engages primarily in the design, development, manufacturing, marketing and sale of energy-efficient lighting and controls systems and ultraviolet-C light disinfection (“UVCD”) products. We develop, market and sell high quality light-emitting diode (“LED”) lighting and controls products and UVCD products in the commercial market and military maritime market (“MMM”), and expanded our offerings into the consumer market beginning in the fourth quarter of 2021. Our mission is to enable our customers to run their facilities, offices and homes with greater energy efficiency, productivity, and human health and wellness through advanced LED retrofit and UVCD solutions. Our goal is to be the human wellness lighting and LED lighting technology and market leader for the most demanding applications where performance, quality, value, environmental impact and health are considered paramount. We specialize in LED lighting retrofit by replacing fluorescent, high-intensity discharge lighting and other types of lamps in institutional buildings for primarily indoor lighting applications with our innovative, high-quality commercial and military-grade tubular LED (“TLED”) products, as well as other LED and lighting control products for commercial and consumer applications. In late 2020, we announced the launch of our UVCD product portfolio. With initial development complete and products now brought to market, we continue to evaluate the market demand for our UVCD products in 2022.
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
We have prepared the accompanying financial data for the three and six months ended June 30, 2022 and 2021 pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The accompanying financial data and information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Annual Report”). The Condensed Consolidated Balance Sheet as of December 31, 2021 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly our Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021, Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021, Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2022 and 2021, and Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2022 and 2021.
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
June 30, 2022
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
For the three months ended June 30, 2022, sales to our primary distributor for the U.S. Navy, a regional commercial lighting retrofit company, and a commercial building systems provider accounted for approximately 22%, 14%, and 13% of net sales, respectively. When sales to our primary distributor for the U.S. Navy are combined with sales to shipbuilders for the U.S. Navy, total net sales of products for the U.S. Navy comprised approximately 24% of net sales for the same period. For the three months ended June 30, 2021, sales to our primary distributor for the U.S. Navy and a regional commercial lighting retrofit company accounted for approximately 30% and 10% of net sales, respectively. When sales to our primary distributor for the U.S. Navy are combined with sales to shipbuilders for the U.S. Navy, total net sales of products for the U.S. Navy comprised approximately 35% of net sales for the same period.
For the six months ended June 30, 2022, sales to our primary distributor for the U.S. Navy, a U.S. Navy shipbuilder, and a regional commercial lighting retrofit company accounted for approximately 18%, 12%, and 12% of net sales, respectively. When sales to our primary distributor for the U.S. Navy are combined with sales to shipbuilders for the U.S. Navy, total net sales of products for the U.S. Navy comprised approximately 31% of net sales for the same period. For the six months ended June 30, 2021, sales to our primary distributor for the U.S. Navy and a regional commercial lighting retrofit company accounted for approximately 41% and 11% of net sales, respectively. When sales to our primary distributor for the U.S. Navy are combined with sales to shipbuilders for the U.S. Navy, total net sales of products for the U.S. Navy comprised approximately 47% of net sales for the same period.
A regional commercial lighting retrofit company and two commercial building systems providers accounted for approximately 17%, 34%, and 14% of net trade accounts receivable, respectively, at June 30, 2022. At December 31, 2021, a distributor to the U.S. Department of Defense accounted for 20% of our net trade accounts receivable and a shipbuilder for the U.S. Navy accounted for 36% of our net trade accounts receivable.
Two offshore suppliers accounted for approximately 19% and 10%, respectively, of our total expenditures for the three months ended June 30, 2022. For the six months ended June 30, 2022, one offshore supplier accounted for approximately 19% of our total expenditures. For the three and six months ended June 30, 2021, one offshore supplier accounted for approximately 39% and 32%, respectively, of total expenditures.
At June 30, 2022, one offshore supplier accounted for approximately 53% of our trade accounts payable balance. At December 31, 2021, this offshore supplier accounted for approximately 60% of our trade accounts payable balance.
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

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
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
The following table provides a disaggregation of product net sales for the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net sales:
Commercial	$975	$1,078	$2,109	$1,991
MMM products	505	996	1,432	2,720
Total net sales	$1,480	$2,074	$3,541	$4,711
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
Geographic information
All of our long-lived fixed assets are located in the United States. For the three months ended June 30, 2022, less than 1% of sales were attributable to customers outside the United States. For the six months ended June 30, 2022, approximately 1% of sales were attributable to customers outside the United States. For the three and six months ended June 30, 2021, there were approximately 3% and 2%, respectively, of sales attributable to customers outside the United States. The geographic location of our net sales is derived from the destination to which we ship the product.
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

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
The following table presents a reconciliation of basic and diluted loss per share computations (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(2,486)	$(2,473)	$(5,307)	$(4,115)

Denominator:
Basic and diluted weighted average shares of common stock outstanding	7,166	4,211	6,803	3,913
As a result of the net loss we incurred for the three months ended June 30, 2022, restricted share units, warrants and convertible securities representing approximately 16 thousand, 368 thousand and 175 thousand shares of common stock, respectively, were excluded from the basic loss per share calculation because their inclusion would have been anti-dilutive. As a result of the net loss we incurred for the three months ended June 30, 2021, options, restricted share units, warrants and convertible securities representing approximately 57 thousand, 9 thousand, 49 thousand and 175 thousand shares of common stock, respectively, were excluded from the basic loss per share calculation as their inclusion would have been anti-dilutive.
As a result of the net loss we incurred for the six months ended June 30, 2022, restricted share units, warrants and convertible securities representing approximately 8 thousand, 219 thousand and 175 thousand shares of common stock, respectively, were excluded from the basic loss per share calculation because their inclusion would have been anti-dilutive. As a result of the net loss we incurred for the six months ended June 30, 2021, options, restricted share units, warrants and convertible securities representing approximately 69 thousand, 3 thousand, 77 thousand and 346 thousand shares of common stock, respectively, were excluded from the basic loss per share calculation because their inclusion would have been anti-dilutive.
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
The following table summarizes warranty activity for the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Balance at beginning of period	$265	$239	$295	$227
Warranty accruals for current period sales	7	22	6	39
Adjustments to existing warranties	43	(2)	28	12
In kind settlements made during the period	—	(20)	(14)	(39)
Accrued warranty reserve at end of period	$315	$239	$315	$239

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
Financial Instruments
June 2022 Private Placement
In June 2022, we completed a private placement (the “June 2022 Private Placement”) with certain institutional investors for the sale of 1,313,462 shares of our common stock at a purchase price of $1.30 per share. We also sold to the same institutional investors (i) pre-funded warrants (the “June 2022 Pre-Funded Warrants”) to purchase 1,378,848 shares of common stock at an exercise price of $0.0001 per share and (ii) warrants (collectively with the June 2022 Pre-Funded Warrants, the “June 2022 Warrants”) to purchase up to an aggregate of 2,692,310 shares of common stock at an exercise price of $1.30 per share. In connection with the June 2022 Private Placement, we paid the placement agent commissions of $252 thousand, plus $35 thousand in expenses, and we also paid legal, accounting and other fees of $47 thousand. Total offering costs of $334 thousand have been presented as a reduction of additional paid-in capital and have been netted within equity in the Condensed Consolidated Balance Sheet as of June 30, 2022. Net proceeds to us from the June 2022 Private Placement were approximately $3.2 million. We determined the exercise price of the June 2022 Pre-Funded Warrants to be nominal and, as such, have considered the 1,378,848 shares underlying them to be outstanding effective June 7, 2022, for purposes of calculating net loss per share.
As of June 30, 2022, June 2022 Warrants to purchase an aggregate of 4,071,158 shares remained outstanding, with a weighted average exercise price of $0.86 per share. In July 2022, all of the June 2022 Pre-Funded Warrants were exercised. The exercise of the remaining June 2022 Warrants outstanding could provide us with cash proceeds of up to $3.5 million in the aggregate.
December 2021 Private Placement
In December 2021, we completed a private placement (the “December 2021 Private Placement”) with certain institutional investors for the sale of 1,193,185 shares of our common stock at a purchase price of $3.52 per share. We also sold to the same institutional investors (i) pre-funded warrants (the “December 2021 Pre-Funded Warrants”) to purchase 85,228 shares of common stock at an exercise price of $0.0001 per share and (ii) warrants (collectively with the December 2021 Pre-Funded Warrants, the “December 2021 Warrants”) to purchase up to an aggregate of 1,278,413 shares of common stock at an exercise price of $3.52 per share. In connection with the December 2021 Private Placement, we paid the placement agent commissions of $360 thousand, plus $42 thousand in expenses, and we also paid legal, accounting and other fees of $97 thousand. Total offering costs of $499 thousand have been presented as a reduction of additional paid-in capital and have been netted within equity in the Condensed Consolidated Balance Sheet as of December 31, 2021. Net proceeds to us from the December 2021 Private Placement were approximately $4.0 million. We determined the exercise price of the December 2021 Pre-Funded Warrants to be nominal and, as such, have considered the 85,228 shares underlying them to be outstanding effective December 16, 2021, for purposes of calculating net loss per share.
In January 2022, all of the December 2021 Pre-Funded Warrants were exercised. As of June 30, 2022, December 2021 Warrants to purchase an aggregate of 1,278,413 shares remained outstanding, with an exercise price of $3.52 per share. The exercise of the remaining December 2021 Warrants outstanding could provide us with cash proceeds of up to $4.5 million in the aggregate.
June 2021 Equity Offering
In June 2021, we completed a registered direct offering of 990,100 shares of our common stock to certain institutional investors, at a purchase price of $5.05 per share (the “June 2021 Equity Offering”). We paid the placement agent commissions of $400 thousand, plus $51 thousand in expenses, in connection with the June 2021 Equity Offering, and we also paid legal and other fees of $18 thousand. Total offering costs of $469 thousand have been presented as a reduction of additional paid-in capital and have been netted within equity in the Condensed Consolidated Balance Sheet as of December 31, 2021. Net proceeds to us from the June 2021 Equity Offering were approximately $4.5 million.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
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
As of June 30, 2022, January 2020 Warrants to purchase an aggregate of 229,414 shares remain outstanding with a weighted average exercise price of $3.67 per share. The exercise of these warrants could provide us with cash proceeds of up to $0.8 million in the aggregate. During the six months ended June 30, 2022, none of these warrants were exercised.
As of June 30, 2021, January 2020 Warrants to purchase an aggregate of 310,860 shares remained outstanding with a weighted average exercises price of $3.59 per share. During the six months ended June 30, 2021, 156,446 January 2020 Warrants were exercised resulting in total proceeds of $527 thousand.
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
NOTE 3. RESTRUCTURING
There were no restructuring credits or expense recorded for the three and six months ended June 30, 2022. For the three and six months ended June 30, 2021, we recorded net restructuring credits of approximately $3 thousand and $22 thousand, respectively, related to the costs and offsetting sub-lease income and accretion expense for the remaining lease obligation for our former New York, New York office. For additional information regarding the restructuring actions taken as part of the restructuring plans, please refer to Note 3, “Restructuring,” included under Item 8, “Financial Statements and Supplementary Data,” of our 2021 Annual Report.
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

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
The following is a reconciliation of the beginning and ending balances of our restructuring liability as it relates to the restructuring plans (in thousands):

2021
Balance at December 31, 2020	$11
Payments	(11)
Balance at June 30, 2021	$—
As a result of the restructuring actions and initiatives described above, we have tailored our operating expenses to be more in line with our expected sales volumes; however, we continue to incur losses and have a substantial accumulated deficit, and substantial doubt about our ability to continue as a going concern continues to exist at June 30, 2022.
Throughout 2021 and the first half of 2022, we have continued to evaluate and assess strategic options as we seek to achieve profitability. We plan to continue to develop advanced lighting and lighting control technologies and introduce impactful new products surrounding EnFocusTM, our patented, breakthrough powerline control platform. We also continue to believe our proprietary RedCap® emergency backup lighting system addresses a market need and will continue to help drive commercial sales for us as it has been well received in the market. We brought the first of our UVCD products, the nUVo™ Tower portable air disinfection device for offices and homes and the nUVo™ Traveler portable personal air disinfection device for in-vehicle and smaller spaces, to market beginning in the fourth quarter of 2021, and we continue to evaluate the market demand for our UVCD products in 2022.
We plan to achieve profitability by growing our sales, primarily through existing and new commercial and industrial lighting and control systems and by continuing to refine and execute on our multi-channel sales strategy that targets key verticals, such as government, healthcare, eldercare, education, and commercial and industrial, complemented by our marketing outreach campaigns and expanding channel partnerships, as well as our emerging consumer market focus.
As described in Note 9, “Stockholders’ Equity,” we also raised approximately $3.2 million of net proceeds upon the issuance of common stock and June 2022 Warrants in connection with the June 2022 Private Placement, $4.0 million of net proceeds upon the issuance of common stock and December 2021 Warrants in connection with the December 2021 Private Placement, and approximately $4.5 million of net proceeds upon the issuance of common stock in connection with the June 2021 Equity Offering. As described in Note 7, “Debt”, in April 2022 and April 2021, we obtained net proceeds from bridge financing of approximately $1.8 million and $1.5 million, respectively. Also in April 2021, we expanded the borrowing capacity on one of our revolving credit facilities.
The restructuring and cost cutting initiatives taken throughout 2021 and continuing into 2022, as well as the June 2022 Private Placement, the December 2021 Private Placement and the June 2021 Equity Offering that strengthened our balance sheet, our credit facility capacity increase and bridge financings in April 2022 and April 2021, and the funds we expect to receive related to the Employee Retention Tax Credit (“ERTC”; see Note 11, “Other Income” for details), were all designed to allow us to effectively execute these strategies. However, our efforts may not occur as quickly as we envision or be successful due to the long sales cycle in our industry, the corresponding time and inventory management required to ramp up sales from new products, markets, and customers into this sales cycle, the timing of introductions of additional new products, significant competition, potential sales volatility given our customer concentration, numerous interruptions and cost increases in the supply chain globally, and the long-term economic impact from the COVID-19 pandemic that has significantly diminished the interest and activities for our customers’ lighting retrofit projects until occupancy returns to more normal levels, among other factors.
Additionally, global supply chain and logistics constraints are impacting our inventory purchasing strategy, as we seek to manage both shortages of available components and longer lead times in obtaining components while balancing the development and implementation of an inventory reduction plan. Disruptions in global logistics networks are also impacting our lead times and ability to efficiently and cost-effectively transport products from our third-party suppliers to our facility. As a result, we will continue to review and pursue selected external funding sources to ensure adequate financial resources to execute across the timelines required to achieve these objectives including, but not limited to, the following:
•obtaining financing from traditional or non-traditional investment capital organizations or individuals;
•obtaining funding from the sale of our common stock or other equity or debt instruments; and
•obtaining debt financing with lending terms that more closely match our business model and capital needs.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
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
•loans or other debt instruments may have terms and/or conditions, such as interest rate, restrictive covenants, conversion features, refinancing demands, and control or revocation provisions, which are not acceptable to management or our board of directors; and
•the current environment in the capital markets and volatile interest rates, combined with our capital constraints, may prevent us from being able to obtain adequate debt financing.
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
On August 17, 2020, we received a letter from the Listing Qualifications staff (the “Staff”) of The Nasdaq Stock Market (“Nasdaq”) notifying us that we were no longer in compliance with Nasdaq Listing Rule 5550(b)(1), which requires listed companies to maintain stockholders’ equity of at least $2,500,000 if they do not meet the alternative compliance standards relating to the market value of listed securities or net income from continuing operations (the “Minimum Stockholders’ Equity Rule”). Our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020, filed on August 13, 2020, reflected that our stockholders’ equity as of June 30, 2020 was $1,714,000. Based on our timely submission of our plan to regain compliance, Nasdaq granted us an extension through February 15, 2021 to regain compliance with the Minimum Stockholders’ Equity Rule. In accordance with one part of the plan submitted to the Staff, we successfully modified our outstanding January 2020 Warrants and in December 2020, we reclassified $1.4 million from warrant liability into equity. On January 20, 2021, we received a letter from the Staff notifying us that, on a conditional basis, Nasdaq has determined that we have regained compliance with the Minimum Stockholders’ Equity Rule. At December 31, 2020, our stockholders’ equity was $4,255,000, satisfying the Minimum Stockholders’ Equity Rule. At December 31, 2021, our stockholders’ equity was $6,209,000 and at June 30, 2022, our stockholders’ equity was $4,171,000.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
NOTE 4. INVENTORIES
Inventories are stated at the lower of standard cost (which approximates actual cost determined using the first-in, first-out cost method) or net realizable value, and consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Raw materials	$3,758	$3,882
Finished goods	6,202	7,034
Reserves for excess, obsolete, and slow-moving inventories	(2,792)	(3,050)
Inventories, net	$7,168	$7,866
The following is a roll-forward of the reserves for excess, obsolete, and slow-moving inventories (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Beginning balance	$(3,179)	$(2,983)	$(3,050)	$(2,894)
Accrual	(56)	3	(201)	(98)
Reduction due to sold inventory	241	24	257	36
Write-off for disposed inventory	202	—	202	—
Reserves for excess, obsolete, and slow-moving inventories	$(2,792)	$(2,956)	$(2,792)	$(2,956)

As part of our expense reduction initiatives, we have significantly decreased our warehouse space beginning in the third quarter of 2022. In connection with the space reduction, in the second quarter of 2022, we began disposing of a substantial portion of our excess and obsolete commercial finished goods inventory that was more than 90% reserved. As of June 30, 2022, approximately $204 thousand of such inventory had been disposed of. Additional inventory management efforts are expected to continue in the third quarter of 2022 in order to free up additional space in the warehouse.
NOTE 5. PROPERTY AND EQUIPMENT
Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets and consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Equipment (useful life 3 to 15 years)	$1,111	$1,308
Tooling (useful life 2 to 5 years)	414	384
Vehicles (useful life 5 years)	83	83
Furniture and fixtures (useful life 5 years)	86	86
Computer software (useful life 3 years)	1,144	1,194
Leasehold improvements (the shorter of useful life or lease life)	142	169
Finance lease right-of-use asset	13	13
UV - Robots (useful life 5 years)	105	105
Projects in progress	101	135
Property and equipment at cost	3,199	3,477
Less: accumulated depreciation	(2,614)	(2,802)
Property and equipment, net	$585	$675
Depreciation expense was $43 thousand and $53 thousand for the three months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022 and 2021, depreciation expense was $87 thousand and $100 thousand, respectively.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
NOTE 6. LEASES
The Company leases certain equipment, manufacturing, warehouse and office space under non-cancellable operating leases with expirations through 2027 under which it is responsible for related maintenance, taxes and insurance. The Company had one finance lease containing a bargain purchase option that was not renewed upon expiration of the lease during the second quarter of 2022. The lease term consists of the non-cancellable period of the lease, periods covered by options to extend the lease if the Company is reasonably certain to exercise the option, and periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise the option. As of January 21, 2021, the terms of one of our equipment operating leases had been extended through 2026. Additionally, as of March 25, 2022, in connection with extending through 2027, the terms of our expiring headquarters real estate operating lease for manufacturing, warehouse and office space have been modified beginning July 1, 2022 to reflect a smaller footprint at reduced costs. In accordance with Accounting Standards Codification 842, Leases (“Topic 842”), as a result of the extension, the related lease liability was remeasured and the right-of-use asset was adjusted for each lease at the time of modification in January 2021 and March 2022. The present value of the lease obligations for these leases were calculated using an incremental borrowing rate of 15.93% for the equipment lease and 16.96% for the real estate lease, which were the Company’s blended borrowing rates (including interest, annual facility fees, collateral management fees, bank fees and other miscellaneous lender fees) on its revolving lines of credit with Crossroads Financial Group, LLC (as described below in Note 7, “Debt”) and Factors Southwest L.L.C. (as described below in Note 7, “Debt”). The present value of the other remaining lease obligations continues to be calculated using an incremental borrowing rate of 7.25% (which excludes the annual facility fee and other lender fees), which was the Company’s borrowing rate on its former revolving line of credit with Austin Financial Services, Inc. (the “Austin Credit Facility”). The weighted average remaining lease term for the operating leases is 4.9 years.
The Company had one restructured lease with a sub-lease component for the New York, New York office that was closed in 2017. The lease expired in June 2021. The restructured lease and sub-lease were deemed to be in-scope and thus subject to the requirements of Topic 842 and were evaluated for impairment in accordance with the asset impairment provisions of Accounting Standards Codification 360, Property, Plant and Equipment (“Topic 360”). The Company concluded its net right-of-use assets were not impaired and the carrying amount approximates expected sublease income in future years as of December 31, 2020. The Company continued to carry certain immaterial operating expenses associated with this lease as restructuring liabilities and continued to accrete those liabilities in accordance with Accounting Standards Codification 420, Exit or Disposal Cost Obligations (“Topic 420”), as has been done since the cease use date in 2017. For additional information regarding treatment of leases please refer to Note 4, “Leases,” included under Item 8, “Financial Statements and Supplementary Data,” of our 2021 Annual Report.
There were no finance lease costs recognized in net loss for the three and six months ended June 30, 2022 and 2021. Components of the operating and restructured lease costs recognized in net loss for the three and six months ended June 30, 2022 and 2021, were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Operating lease cost (income)
Sub-lease income	$(56)	$(37)	$(81)	$(62)
Lease cost	83	141	215	284
Operating lease cost, net	27	104	134	222

Restructured lease cost (income)
Sub-lease income	—	(68)	—	(136)
Lease cost	—	53	—	109
Restructured lease income, net	—	(15)	—	(27)

Total lease cost, net	$27	$89	$134	$195

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
Supplemental balance sheet information related to the Company’s operating and finance leases as of June 30, 2022 and December 31, 2021 are as follows (in thousands):

	June 30, 2022	December 31, 2021
Operating Leases
Operating lease right-of-use assets	$1,316	$292

Operating lease liabilities	$1,313	$351

Finance Leases
Property and equipment	13	13
Allowances for depreciation	(13)	(12)
Finance lease assets, net	—	1

Finance lease liabilities	—	1
Total finance lease liabilities	$—	$1
Future minimum lease payments required under operating and finance leases for each of the 12-month rolling periods below in effect at June 30, 2022 are as follows (in thousands):

Operating Leases
July 2022 to June 2023	$382
July 2023 to June 2024	383
July 2024 to June 2025	381
July 2025 to June 2026	388
July 2026 to June 2027	393
Total future undiscounted lease payments	1,927
Less imputed interest	(614)
Total lease obligations	$1,313
Supplemental cash flow information related to leases for the three and six months ended June 30, 2022 and 2021, was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Supplemental cash flow information
Cash paid, net, for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$104	$124	$240	$260
Operating cash flows from restructured leases	$—	$18	$—	$35
Financing cash flows from finance leases	$—	$1	$1	$2

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
NOTE 7. DEBT
Credit facilities
On August 11, 2020, we entered into two debt financing arrangements (together, the “Credit Facilities”) that allow for expanded borrowing capacity at a lower blended borrowing cost. The first arrangement is an inventory financing facility (the “Inventory Facility”) pursuant to the Loan and Security Agreement (the “Inventory Loan Agreement”) between the Company and Crossroads Financial Group, LLC, a North Carolina limited liability company (the “IF Lender”). Borrowings under the original Inventory Facility were permitted up to the lower of (i) $3.0 million, which amount was subsequently increased to $3.5 million as described below, and (ii) a borrowing base determined from time to time based on the value of the Company’s eligible inventory, valued at 75% of inventory costs or 85% of the inventory net orderly liquidation value, less the availability reserves. On April 20, 2021, the Company and the IF Lender entered into an amendment to the Inventory Loan Agreement to increase the maximum amount that may be available to the Company from $3.0 million to $3.5 million, subject to the borrowing base as set forth in the Inventory Loan Agreement. The outstanding indebtedness under the Inventory Facility accrues at an annual rate equal to the greater of (i) 5.75% and (ii) 4.00% plus the three-month LIBOR rate (2.29% and 0.21% at June 30, 2022 and December 31, 2021, respectively) and is also subject to a service fee of 1% per month. The annualized interest rate at June 30, 2022 and December 31, 2021, which includes interest fees, the annual facility fee, bank fees and other miscellaneous lender fees, was 22.1% and 22.4%, respectively. The Inventory Facility’s interest and service fees combined amount is subject to a minimum monthly fee of $18 thousand. There would be no breakage fee for the Company for the Inventory Facility if the Company were to refinance it with an American Bankers Association (“ABA”) equivalent institution. The Inventory Facility is secured by substantially all of the present and future assets of the Company and is also governed by an intercreditor agreement among the Company, the IF Lender and the RF Lender (defined below). The Inventory Facility matures on August 11, 2022, subject to early termination upon 90 days’ notice and otherwise in accordance with the terms of the Inventory Loan Agreement. The term is automatically extended in successive one (1) year increments unless terminated by either party in accordance with the Inventory Loan Agreement.
The second arrangement is a receivables financing facility (the “Receivables Facility”) pursuant to the Loan and Security Agreement (the “Receivables Loan Agreement”) between the Company and Factors Southwest L.L.C. (d/b/a FSW Funding), an Arizona limited liability company (the “RF Lender”). Borrowings under the Receivables Facility are permitted up to the lower of (i) $2.5 million and (ii) a borrowing base determined from time to time based on the value of the Company’s eligible accounts receivable, valued at 90% of the face value of such accounts receivable, less availability reserves, if any. Interest on outstanding indebtedness under the Receivables Facility accrues at an annual rate equal to (i) the highest prime rate announced from time to time by the Wall Street Journal (4.75% at June 30, 2022 and 3.25% at December 31, 2021) plus (ii) 2%. At June 30, 2022 and December 31, 2021, the annualized interest rate, which includes interest fees and the annual facility fee, was 8.4% and 8.0%, respectively. The annualized interest rate on the collateral management fee was 5.9% at both June 30, 2022 and December 31, 2021. The Receivables Facility is also secured by substantially all of the present and future assets of the Borrower and is also governed by an intercreditor agreement among the Company, the IF Lender and the RF Lender. A $25 thousand, or 1%, facility fee was charged at closing. There would be no breakage fee for the Company for the Receivables Facility if the Company were to refinance it with an ABA equivalent institution. The Receivables Facility matures on August 11, 2022, subject to early termination in accordance with the terms of the Receivables Loan Agreement, provided that the term is automatically extended in successive one (1) year increments unless terminated by either party in accordance with the Receivables Loan Agreement.
Borrowings under the Inventory Facility were $1.2 million at both June 30, 2022 and December 31, 2021. Borrowings under the Receivables Facility were $0.7 million and $1.0 million at June 30, 2022 and December 31, 2021, respectively. These Credit Facilities are recorded in the Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021 as a current liability under the caption “Credit line borrowings.” Outstanding balances include unamortized net issuance costs totaling $18 thousand and $84 thousand for the Inventory Facility and $4 thousand and $24 thousand for the Receivables Facility as of June 30, 2022 and December 31, 2021, respectively.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
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
The total liability for the 2022 Streeterville Note, net of discount and financing fees, was $1.8 million at June 30, 2022. Unamortized loan discount and debt issuance costs for the 2022 Streeterville Note were $212 thousand at June 30, 2022.
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
The 2021 Streeterville Note has a maturity date of April 27, 2023, and accrues interest at 8% per annum, compounded daily, on the outstanding balance. The Company may prepay the amounts outstanding under the 2021 Streeterville Note at a premium, which is 5% during the first three months and 10% thereafter. Prepayments at the reduced rate in the first three months are limited to 50% of the outstanding balance. Beginning on November 1, 2021, Streeterville may require the Company to redeem up to $205 thousand of the 2021 Streeterville Note in any calendar month. The Company has the right on three occasions to defer all redemptions that Streeterville could otherwise require the Company to make during any calendar month. Each exercise of this deferral right by the Company will increase the amount outstanding under the 2021 Streeterville Note by 1.5%. The Company exercised this right twice during the fourth quarter of 2021 and once during the second quarter of 2022.
The total liability for the 2021 Streeterville Note, net of discount and financing fees, was $0.8 million and $1.7 million at June 30, 2022 and December 31, 2021, respectively. Unamortized loan discount and debt issuance costs for the 2021 Streeterville Note were $87 thousand and $140 thousand at June 30, 2022 and December 31, 2021, respectively.
In the event our common stock is delisted from Nasdaq, the amount outstanding under the 2021 Streeterville Note will automatically increase by 15% as of the date of such delisting.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
PPP Loan
On April 17, 2020, the Company was granted a loan from KeyBank National Association (“KeyBank”) in the amount of approximately $795 thousand, pursuant to the Paycheck Protection Program (“PPP”) under Division A of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020. The funds were received on April 20, 2020 and accrued interest at a rate of 1% per annum. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. The entire principal balance and interest were forgiven by the Small Business Administration (“SBA”) on February 11, 2021. The $801 thousand forgiveness income was recorded as other income in the Condensed Consolidated Statements of Operations during the six months ended June 30, 2021.
NOTE 8. INCOME TAXES
As a result of the operating loss incurred during each of the three and six months ended June 30, 2022 and 2021, and after the application of the annual limitation set forth under Section 382 of the Internal Revenue Code of 1986, as amended (the “IRC”), it was not necessary to record a provision for U.S. federal income tax.
At June 30, 2022 and December 31, 2021, we had a full valuation allowance recorded against our deferred tax assets.
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
NOTE 9. STOCKHOLDERS’ EQUITY
June 2022 Private Placement
In June 2022, we completed the June 2022 Private Placement with certain institutional investors for the sale of 1,313,462 shares of our common stock at a purchase price of $1.30 per share. We also sold to the same institutional investors (i) June 2022 Pre-Funded Warrants to purchase 1,378,848 shares of common stock at an exercise price of $0.0001 per share and (ii) warrants to purchase up to an aggregate of 2,692,310 shares of common stock at an exercise price of $1.30 per share. In connection with the June 2022 Private Placement, we paid the placement agent commissions of $252 thousand, plus $35 thousand in expenses, and we also paid legal, accounting and other fees of $47 thousand. Total offering costs of $334 thousand have been presented as a reduction of additional paid-in capital and have been netted within equity in the Condensed Consolidated Balance Sheet as of June 30, 2022. Net proceeds to us from the June 2022 Private Placement were approximately $3.2 million. We determined the exercise price of the June 2022 Pre-Funded Warrants to be nominal and, as such, have considered the 1,378,848 shares underlying them to be outstanding effective June 7, 2022, for purposes of calculating net loss per share.
As of June 30, 2022, June 2022 Warrants to purchase an aggregate of 4,071,158 shares remained outstanding, with a weighted average exercise price of $0.86 per share. In July 2022, all of the June 2022 Pre-Funded Warrants were exercised. The exercise of the remaining June 2022 Warrants outstanding could provide us with cash proceeds of up to $3.5 million in the aggregate.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
December 2021 Private Placement
In December 2021, we completed the December 2021 Private Placement with certain institutional investors for the sale of 1,193,185 shares of our common stock at a purchase price of $3.52 per share. We also sold to the same institutional investors (i) December 2021 Pre-Funded Warrants to purchase 85,228 shares of common stock at an exercise price of $0.0001 per share and (ii) warrants to purchase up to an aggregate of 1,278,413 shares of common stock at an exercise price of $3.52 per share. In connection with the December 2021 Private Placement, we paid the placement agent commission of $360 thousand plus $42 thousand in expenses and we also paid legal, accounting and other fees of $97 thousand. Total offering costs of $499 thousand have been presented as a reduction of additional paid-in capital and have been netted within equity in the Condensed Consolidated Balance Sheet as of December 31, 2021. Net proceeds from the December 2021 Private Placement were approximately $4.0 million. We determined the exercise price of the December 2021 Pre-Funded Warrants to be nominal and, as such, considered the 85,228 shares underlying them to be outstanding effective December 16, 2021, for purposes of calculating net loss per share.
In January 2022, all of the December 2021 Pre-Funded Warrants were exercised. As of June 30, 2022, December 2021 Warrants to purchase an aggregate of 1,278,413 shares remained outstanding, with an exercise price of $3.52 per share. The December 2021 Warrants expire on December 16, 2026. The exercise of the remaining December 2021 Warrants outstanding could provide us with cash proceeds of up to $4.5 million in the aggregate.
June 2021 Equity Offering
In June 2021, we completed a registered direct offering of 990,100 shares of our common stock to certain institutional investors, at a purchase price of $5.05 per share. We paid the placement agent commissions of $400 thousand, plus $51 thousand in expenses, in connection with the June 2021 Equity Offering and we also paid legal and other fees of $18 thousand. Total offering costs of $469 thousand have been presented as a reduction of additional paid-in capital and have been netted within equity in the Condensed Consolidated Balance Sheet as of December 31, 2021. Net proceeds to us from the June 2021 Equity Offering were approximately $4.5 million.
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

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
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
January 2020 Warrants issued to purchase an aggregate of 229,414 shares remain outstanding at June 30, 2022 with a weighted average exercise price of $3.67 per share. The exercise of warrants could provide us with cash proceeds of up to $0.8 million in the aggregate if all warrants are exercised. During the six months ended June 30, 2022, no January 2020 Warrants were exercised. During the six months ended June 30, 2021, 156,446 warrants were exercised resulting in total proceeds of $527 thousand.
As of June 30, 2022 and 2021, we had the following outstanding January 2020 warrants to purchase shares of common stock:

	As of June 30, 2022	As of June 30, 2021
	Number of Underlying Shares		Exercise Price	Expiration
Investor Warrants	187,734	269,180	$3.3700	January 13, 2025
Placement Agent Warrants	41,680	41,680	$4.9940	January 13, 2025
	229,414	310,860
Warrant Classification
We account for common stock warrants as either liabilities or equity instruments depending on the specific terms of the warrant agreement. Common stock warrants that could require cash settlement are accounted for as liabilities and are revalued at fair value at each balance sheet date subsequent to the initial issuance. Changes in the fair market value of the warrant are reflected in the condensed consolidated statement of operations as income (expense) based upon the change in fair value of warrants. Common stock warrants without cash settlement provisions are accounted for as equity and re-measurement at each balance sheet date is not required.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
Stock-based compensation
Stock-based compensation expense is attributable to stock options and restricted stock unit awards. For all stock-based awards, we recognize expense using a straight-line amortization method.
The following table summarizes stock-based compensation expense and the impact it had on operations for the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Cost of sales	$1	$3	$2	$5
Product development	6	2	12	8
Selling, general, and administrative	47	203	84	335
Total stock-based compensation	$54	$208	$98	$348
Total unearned stock-based compensation was $0.2 million at June 30, 2022, compared to $0.4 million at June 30, 2021. These costs will be charged to expense and amortized on a straight-line basis in future periods. The weighted average period over which the unearned compensation at June 30, 2022 is expected to be recognized is approximately 2.7 years.
Stock options
The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. Estimates utilized in the calculation include the expected life of the option, risk-free interest rate, and expected volatility, and are further detailed below.

	Six months ended June 30,
	2022	2021
Fair value of options issued	$1.13	$4.24
Exercise price	$1.43	$5.48
Expected life of options (in years)	6.1	6.2
Risk-free interest rate	2.0%	0.8%
Expected volatility	99.3%	96.4%
Dividend yield	0.0%	0.0%

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
A summary of option activity under all outstanding stock incentive plans for the six months ended June 30, 2022 is presented as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)
Balance at December 31, 2021	267,109	$3.46
Granted	65,680	1.43
Exercised	(250)	1.45
Canceled/forfeited	(109,122)	2.74
Balance at June 30, 2022	223,417	$3.22	7.3

Vested and expected to vest at June 30, 2022	197,739	$3.26	7.0

Exercisable at June 30, 2022	116,179	$3.38	5.8

Restricted stock units
A summary of restricted stock unit activity under all outstanding stock incentive plans for the six months ended June 30, 2022 is presented as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in years)
Balance at December 31, 2021	2,400	$7.14
Granted	40,000	1.40
Vested	(40,000)	1.40
Balance at June 30, 2022	2,400	$7.14	8.2

NOTE 10. COMMITMENTS AND CONTINGENCIES
Purchase Commitments
As of June 30, 2022, we had approximately $0.8 million in outstanding purchase commitments for inventory, all of which is expected to ship in the third quarter of 2022.
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

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
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
Under the amended guidelines, we are eligible to receive the ERTC for the second and third quarters of 2021. As part of the filing of our employer tax filings for the third quarter of 2021, we applied for and received a refund of $431 thousand, and we amended our filing for the second quarter of 2021, for which we expect to receive an additional refund of approximately $445 thousand. These amounts are recorded as other income in the Condensed Consolidated Statements of Operations during the quarter ended December 31, 2021, and the $445 thousand expected receivable is included in prepaid and other current assets in the Condensed Consolidated Balance Sheet as of June 30, 2022 and December 31, 2021.
PPP Loan
On April 17, 2020, the Company was granted a loan from KeyBank in the amount of approximately $795 thousand, pursuant to the PPP under the CARES Act, which was enacted on March 27, 2020. The funds were received on April 20, 2020 and accrued interest at a rate of 1% per annum. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. The entire principal balance and interest were forgiven by the SBA on February 11, 2021. The $801 thousand forgiveness income was recorded as other income in the Condensed Consolidated Statements of Operations during the six months ended June 30, 2021.

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
Overview
Energy Focus, Inc. engages primarily in the design, development, manufacturing, marketing and sale of energy-efficient lighting and controls systems and ultraviolet-C light disinfection (“UVCD”) products. We develop, market and sell high quality light-emitting diode (“LED”) lighting and controls products and UVCD products in the commercial market and military maritime market (“MMM”), and expanded our offerings into the consumer market beginning in the fourth quarter of 2021. Our mission is to enable our customers to run their facilities, offices, homes and vessels with greater energy efficiency, productivity, and human health and wellness through advanced LED retrofit and UVCD solutions. Our goal is to be the human wellness lighting and LED lighting technology and market leader for the most demanding applications where performance, quality, value, environmental impact and health are considered paramount. We specialize in LED lighting retrofit by replacing fluorescent, high-intensity discharge lighting and other types of lamps in institutional buildings for primarily indoor lighting applications with our innovative, high-quality commercial and military-grade tubular LED (“TLED”) products, as well as other LED and lighting control products for commercial and consumer applications. In late 2020, we announced the launch of our UVCD product portfolio. With initial development complete and products now brought to market, we continue to evaluate the market demand for our UVCD products in 2022.
Net sales decreased 25% for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily driven by a 47% decrease in MMM sales year-over-year, offset slightly by an increase in sales of our commercial products of 6%. The sales cycles for the MMM is dependent on many factors, including the availability and prioritization of government funding, the timing and fulfillment of U.S. Navy awards, new ship construction, diversion of funds to other government needs, and the timing of vessel maintenance schedules, and our financial results reflect volatility from fluctuations in the timing, pace and size of MMM projects. However, we reinvested in our MMM sales channel with a strategic hire in the second quarter of 2022 and continue to pursue these opportunities. In our commercial markets, while we are beginning to see an uptick in customer projects and purchase commitments, the sales cycles can range from several months to over one year and our financial results also reflect volatility from the continued fluctuations in the timing, pace and size of commercial projects due to, among other reasons, the long-term effects on our customers of the coronavirus (“COVID-19”) pandemic.
Operating losses increased by $0.3 million, or 7%, in the first six months of 2022 from the first six months of 2021. The Company’s results reflect the challenges due to long and unpredictable sales cycles, delays in customer retrofit budgets and project starts, and supply chain issues, primarily related to shipping costs exacerbated by the continuing effects of the COVID-19 pandemic. We have been challenged by continuing and intensifying aggressive price competition in the lighting industry, particularly in our retrofit market, as well as increased logistics expenses that are weighing on margins. We continued to incur losses and we have a substantial accumulated deficit, which continues to raise substantial doubt about our ability to continue as a going concern at June 30, 2022.
The COVID-19 pandemic in particular has, and may continue to have, a significant economic and business impact on us. We saw a slight improvement in commercial sales in the first half of 2022, following slowdowns in 2021 and 2020, as end customers in the healthcare, education, and commercial and industrial sectors delayed order placements in reaction to the impacts of the COVID-19 pandemic that caused our customers to suspend or postpone lighting retrofit projects due to budget and occupancy uncertainties. We remain cautious as our commercial sales reflect the volatility of large institutional end customers. Global supply chain and logistics challenges have further exacerbated slowdowns in customer projects, as well as impacted our margins, inventory and shipping strategies to respond to customer and supplier timelines.

We continue to monitor the impact of the COVID-19 pandemic on our customers, suppliers and logistics providers, and to evaluate governmental actions being taken in response to the pandemic. Global supply chain and logistics constraints are impacting our inventory purchasing strategy as we seek to manage both shortages of available components and longer lead times in obtaining components. Disruptions in global logistics networks are also impacting our lead times and ability to efficiently and cost-effectively transport products from our third-party suppliers to our facility. The significance and duration of the ongoing impact on us is still uncertain. Material adverse effects of the COVID-19 pandemic on market drivers, our customers, suppliers or logistics providers could significantly impact our operating results. We also plan to continue to actively follow, assess and analyze the long-term impact of the COVID-19 pandemic and stand ready to adjust our organizational structure, strategies, plans and processes to respond.
Because the situation continues to evolve, we cannot reasonably estimate the ultimate impact of the COVID-19 pandemic to our business, results of operations, cash flows and financial position. Continuation of the COVID-19 pandemic and its long-term impacts, as well as government actions in response thereto, could cause further disruptions to our operations and the operations of our customers, suppliers and logistics partners and could significantly adversely affect our near-term and long-term revenues, earnings, liquidity and cash flows. We will remain agile as an organization to respond to potential or continuing weakness in the macroeconomic environment and in the meantime expand sales channels and evaluate new markets, such as the UVCD and consumer markets that we believe may provide additional growth opportunities.
It is our belief that the momentum of the efforts undertaken in 2021, as described in our 2021 Annual Report, along with our continuing efforts to date in 2022, including the development and launch of new and innovative products such as our EnFocusTM powerline controls platform and the UVCD products, as well as our planned entry into the consumer markets with these new products, lowering of our fixed costs through improved lease arrangements beginning in the second half of the year, and our plans to shift to more cost effective in-bound freight strategies, will over time result in improved sales and bottom-line performance for the Company.
We launched our patented EnFocus™ powerline controls platform during the second quarter of 2020 and, despite the ongoing, significant delay and slowdown in our customers’ lighting projects following the impacts of the COVID-19 pandemic, we continue to receive positive feedback from the market through project specifications that are beginning to convert to larger volume orders. The EnFocus™ platform offers two immediately available product lines: EnFocus™ DM, which provides a dimmable lighting solution, and EnFocus™ DCT, which provides both a dimmable and color tunable lighting solution. EnFocus™ enables buildings to have dimmable, color tunable and circadian-ready lighting using existing wiring, without requiring additional data cables or any wireless communication systems, through a relatively simple upgrade with EnFocus™ switches and LED lamps. Our EnFocus™ powerline controls offer a more secure, affordable and environmentally sustainable solution compared with replacing entire lighting fixtures and incorporating additional wired or wireless communication.
In addition, in response to the COVID-19 pandemic and an anticipated increase in demand for air quality, sanitation and hygiene expectations for buildings, facilities and homes, we developed advanced UVCD air disinfection products for both consumer as well as the commercial and industrial markets. Two of these UVCD products were available beginning in the fourth quarter of 2021: the nUVo™ Traveler air disinfector, a portable air disinfection device for in-vehicle and other smaller locations and the nUVo™ Tower air disinfector, a portable air disinfection device for offices and homes. With initial development complete and two products now brought to market, we continue to evaluate the market demand for our UVCD products in 2022.
Throughout 2021, and continuing into the first six months of 2022, our MMM business continued to face challenges resulting from the delayed availability of government funding and the timing and prioritization of U.S. Navy awards, with several anticipated projects facing repeated and ongoing delays. We continue to pursue opportunities from the U.S. Navy and the government sector to minimize such volatility, and reinvested in our MMM sales channel with a strategic hire in the second quarter of 2022. Previously in our MMM business, significant efforts undertaken to reduce costs in our product offerings have positioned us to be more competitive along with improved production efficiencies. Additionally, we are an approved supplier for the General Services Administration (“GSA”) and many of our products are now listed in the GSA website for all federal and military agencies to view and order our products, a channel we hope to further develop. While we continue to aggressively seek to increase sales of our commercial products, we are reinvesting in the MMM business as we believe it offers us continued sales opportunities, in addition to validating our product quality and strengthening our brand trust in the marketplace. However, due to product mix impacts resulting from the continued impact of the COVID-19 pandemic on commercial sales, our current financial results are in part driven by, and reflect volatility in, our MMM sales.

Meanwhile, we continue to seek additional external funding alternatives and sources to support our growth strategies, plans and initiatives. We plan to achieve profitability through developing and launching new, innovative products such as EnFocusTM powerline controls, further leveraging our proprietary technology such as RedCap®, as well as executing on our multi-channel sales strategy that targets key verticals, such as government, healthcare, eldercare, education and commercial and industrial, complemented by our marketing outreach campaigns and expanding channel partnerships. We also plan to continue to develop advanced lighting and lighting control applications built upon the EnFocusTM platform that aim to serve both consumer and commercial markets. In addition, we intend to continue to apply rigorous financial discipline in our organizational structure, business processes and policies, strategic sourcing activities and supply chain practices to help accelerate our path towards profitability.
At June 30, 2022, we had $0.9 million in cash and a total of $4.5 million of debt, net of discounts and unamortized debt costs. Total debt, net of discounts and unamortized debt costs, at June 30, 2022 included $1.2 million outstanding under our inventory financing facility (the “Inventory Facility”), $0.7 million outstanding under our receivables financing facility (the “Receivables Facility” and, together with the Inventory Facility, the “Credit Facilities”), $0.8 million outstanding on the 2021 Streeterville Note (as defined below) and $1.8 million outstanding on the 2022 Streeterville Note (as defined below). At June 30, 2022, we had additional availability of $1.3 million under the Inventory Facility and $0.3 million under the Receivables Facility, for a total of $1.6 million of additional availability. Previously, on April 20, 2021, we entered into an amendment to the Loan and Security Agreement governing the Inventory Facility (the “Inventory Loan Agreement”) to increase the maximum amount that may be available to the Company from $3.0 million previously to $3.5 million, subject to the borrowing base as set forth in the Inventory Loan Agreement.
In June 2022, we completed a private placement (the “June 2022 Private Placement”) with certain institutional investors for the sale of 1,313,462 shares of our common stock at a purchase price of $1.30 per share. We also sold to the same institutional investors (i) pre-funded warrants (the “June 2022 Pre-Funded Warrants”) to purchase 1,378,848 shares of common stock at an exercise price of $0.0001 per share and (ii) warrants (collectively with the June 2022 Pre-Funded Warrants, the “June 2022 Warrants”) to purchase up to an aggregate of 2,692,310 shares of common stock at an exercise price of $1.30 per share. In connection with the June 2022 Private Placement, we paid the placement agent commissions of $252 thousand, plus $35 thousand in expenses, and we also paid legal, accounting and other fees of $47 thousand. Total offering costs of $334 thousand have been presented as a reduction of additional paid-in capital and have been netted within equity in the Condensed Consolidated Balance Sheet as of June 30, 2022. Net proceeds to us from the June 2022 Private Placement were approximately $3.2 million.
On April 21, 2022, we entered into a note purchase agreement (the “2022 Streeterville Note Purchase Agreement”) with Streeterville Capital, LLC (“Streeterville”) pursuant to which the Company sold and issued to Streeterville a promissory note in the principal amount of approximately $2.0 million (the “2022 Streeterville Note”). The 2022 Streeterville Note was issued with an original issue discount of $215 thousand and Streeterville paid a purchase price of $1.8 million for the 2022 Streeterville Note, after deduction of $15 thousand of Streeterville’s transaction expenses.
The 2022 Streeterville Note has a maturity date of April 21, 2024, and accrues interest at 8% per annum, compounded daily, on the outstanding balance. The Company may prepay the amounts outstanding under the 2022 Streeterville Note at a premium, which is 5% during the first six months and 8% thereafter. Prepayments at the reduced rate in the first six months are limited to 50% of the outstanding balance. Beginning on December 1, 2022, Streeterville may require the Company to redeem up to $225 thousand of the 2022 Streeterville Note in any calendar month. The Company has the right on five occasions, but not during more than three consecutive months, to defer all redemptions that Streeterville could otherwise require the Company to make during any calendar month. Each exercise of this deferral right by the Company will increase the amount outstanding under the 2022 Streeterville Note by 1.5%.
In December 2021, we completed a private placement (the “December 2021 Private Placement”) with certain institutional investors for the sale of 1,193,185 shares of our common stock at a purchase price of $3.52 per share. We also sold to the same institutional investors (i) pre-funded warrants (the “December 2021 Pre-Funded Warrants”) to purchase 85,228 shares of common stock at an exercise price of $0.0001 per share and (ii) warrants (collectively with the December 2021 Pre-Funded Warrants, the “December 2021 Warrants”) to purchase up to an aggregate of 1,278,413 shares of common stock at an exercise price of $3.52 per share. In connection with the December 2021 Private Placement, we paid the placement agent commissions of $360 thousand, plus $42 thousand in expenses, and we also paid legal, accounting and other fees of $97 thousand. Total offering costs of $499 thousand have been presented as a reduction of additional paid-in capital and have been netted within equity in the Condensed Consolidated Balance Sheet as of December 31, 2021. Net proceeds to us from the December 2021 Private Placement were approximately $4.0 million.

In June 2021, we completed a registered direct offering of 990,100 shares of our common stock to certain institutional investors, at a purchase price of $5.05 per share (the “June 2021 Equity Offering”). We paid the placement agent commissions of $400 thousand, plus $51 thousand in expenses, in connection with the June 2021 Equity Offering and we also paid legal and other fees of $18 thousand. Total offering costs of $469 thousand have been presented as a reduction of additional paid-in capital and have been netted within equity in the Condensed Consolidated Balance Sheet as of December 31, 2021. Net proceeds to us from the June 2021 Equity Offering were approximately $4.5 million.
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
The 2021 Streeterville Note has a maturity date of April 27, 2023, and accrues interest at 8% per annum, compounded daily, on the outstanding balance. The Company may prepay the amounts outstanding under the 2021 Streeterville Note at a premium, which is 5% during the first three months and 10% thereafter. Prepayments at the reduced rate in the first three months are limited to 50% of the outstanding balance. Beginning on the first day of the calendar month following the date that is six months after the date of purchase, Streeterville may require the Company to redeem up to $205 thousand of the 2021 Streeterville Note in any calendar month. The Company has the right on three occasions to defer all redemptions that Streeterville could otherwise require the Company to make during any calendar month. Each exercise of this deferral right by the Company will increase the amount outstanding under the 2021 Streeterville Note by 1.5%. The Company exercised this right twice during the fourth quarter of 2021 and once during the second quarter of 2022.
Results of operations
The following table sets forth items in our Condensed Consolidated Statements of Operations as a percentage of net sales for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	92.6	81.1	97.7	79.9
Gross profit	7.4	18.9	2.3	20.1

Operating expenses:
Product development	23.9	17.8	24.2	21.7
Selling, general, and administrative	132.7	109.4	115.5	95.2
Restructuring recovery	—	(0.1)	—	(0.5)
Total operating expenses	156.6	127.1	139.7	116.4
Loss from operations	(149.2)	(108.2)	(137.4)	(96.3)

Other expenses (income):
Interest expense	17.6	10.4	12.5	7.3
Gain on forgiveness of Paycheck Protection Program loan	—	—	—	(17.0)
Other income	—	—	(0.8)	—
Other expenses	1.2	0.7	0.8	0.7

Net loss	(168.0)%	(119.3)%	(149.9)%	(87.3)%

Net sales
A further breakdown of our net sales is presented in the following table (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Commercial	$975	$1,078	$2,109	$1,991
MMM products	505	996	1,432	2,720
Total net sales	$1,480	$2,074	$3,541	$4,711
Net sales of $1.5 million for the second quarter of 2022 decreased $0.6 million, or 29%, compared to second quarter of 2021 net sales of $2.1 million, primarily driven by a decrease in MMM sales of $0.5 million, or 49%, and a decrease of $0.1 million, or 10%, of commercial products sales. Net MMM product sales decreased in the second quarter of 2022 compared to the same period in 2021, mainly due to availability and prioritization of government project funding and the delayed timing of expected orders. The decrease in commercial product sales in the second quarter of 2022 reflects (i) volatility of sales to large institutional customers; (ii) fluctuations in the timing and pace of commercial projects, including where lead times extended into the subsequent quarter; and (iii) lingering macroeconomic supply chain impacts as a result of the COVID-19 pandemic.
Net sales of $3.5 million for the first six months of 2022 decreased $1.2 million, or 25%, compared to the same period in 2021, primarily driven by a decrease in MMM product sales offset slightly by increased commercial sales. Net sales of our MMM products decreased mainly due to availability of government funding and the delayed timing of expected orders in the first six months of 2022. Net sales of our commercial products increased in the first six months of 2022 compared to the same period of 2021, reflecting the impact of increased commercial sales during the first quarter of 2022 as well as the impacts in the timing, pace and size of commercial projects.
Gross Profit
Gross profit was $0.1 million, or 7.4% of net sales, for the second quarter of 2022. This compares with gross profit of $0.4 million, or 18.9% of net sales, in the second quarter of 2021. The year-over-year decrease in gross profit was driven by (i) lower sales volume, an unfavorable impact of $0.2 million, or 16% of net sales; and (ii) an unfavorable product mix impact of approximately $0.3 million, or 20% of net sales. These decreases were offset by a favorable net impact of $0.2 million, or 11% of net sales, from our inventory reduction project, with the change in inventory reserves offset by the inventory scrap write-off. Gross profit for the second quarter of 2022 also included unfavorable freight-in variances of $0.1 million, or 7% of net sales. Gross profit for the second quarter of 2021 included favorable price and usage variances for material and labor of $0.4 million, or 19% of net sales.
Gross profit was $0.1 million, or 2% of net sales, for the first six months of 2022 compared to $0.9 million, or 20% of net sales, for the first six months of 2021. The decrease was primarily related to (i) lower sales volume, which was an unfavorable impact of $0.5 million, or 13% of net sales; and (ii) an unfavorable impact from product mix of $0.6 million, or 17% of net sales. These decreases were offset by a favorable net impact of approximately $0.2 million, or 6% of net sales, from the change in inventory reserves offset by the inventory scrap write-off. The gross profit for the first six months of 2022 included unfavorable freight-in variances of $0.3 million, or 7% of net sales. Gross profit for the first six months of 2021 included favorable price and usage variances for material and labor of $0.6 million, or 12% of net sales, and unfavorable inventory and warranty reserves recorded of $0.1 million, or 2% of net sales.
Operating expenses
Product development
Product development expenses include salaries and related expenses, contractor and consulting fees, legal fees, supplies and materials, as well as overhead, such as depreciation and facility costs. Product development costs are expensed as they are incurred.
Product development expenses were $0.4 million for the second quarter of 2022, down 5% from the second quarter of 2021. Product development expenses primarily relate to the development of our next generation of EnFocusTM and RedCap® products.

Product development expenses were $0.9 million for the first six months of 2022, a $0.2 million decrease compared to $1.0 million for the first six months of 2021. The decrease is primarily related to payroll expense and product testing associated with the development and launch of our UVCD product portfolio in 2021.
Selling, general and administrative
Selling, general and administrative expenses were $2.0 million for the second quarter of 2022, down 13% as compared to $2.3 million in the second quarter of 2021. The decrease in expenses from the second quarter of 2021 primarily relates to a reduction of $0.4 million in payroll and payroll related expenses. Other drivers of the change in expense in the second quarter of 2022 versus the second quarter of 2021 were increases of $0.1 million in each of consulting fees and trade show and marketing costs, offset by a decrease of $0.1 million in professional and filing fees.
Selling, general and administrative expenses were $4.1 million for the first six months of 2022, compared to $4.5 million for the first six months of 2021. The decrease is primarily due to decreases in payroll of $0.7 million, offset by increases in trade show and other marketing costs of $0.1 million, severance costs of $0.1 million and recruiting and relocation fees of $0.1 million.
Restructuring
No restructuring expense was recorded for the three and six months ended June 30, 2022. For the three months ended June 30, 2021, approximately $3 thousand in restructuring credits were recorded, and for the six months ended June 30, 2021, approximately $22 thousand in restructuring credits were recorded. All restructuring credits are related to the cost and offsetting sub-lease income for the lease obligations for the former New York, New York office, which ended as of June 30, 2021.
Other Expense (Income)
Interest expense
Interest expense was $0.3 million for the second quarter of 2022, compared to interest expense of $0.2 million for the second quarter of 2021. The increase in interest expense is primarily related to interest and amortization attributable to the 2022 Streeterville Note. The actual cash interest paid in each of the second quarter of 2022 and the second quarter of 2021 was $0.1 million.
Interest expense was $0.4 million for the first six months of 2022, compared to interest expense of $0.3 million for the first six months of 2021. The increase in interest expense was primarily related to interest and amortization attributable to the 2022 Streeterville Note. The actual cash interest paid for each of the six months ended June 30, 2022 and the six months ended June 30, 2021 was $0.2 million.
Gain on forgiveness of PPP loan
Forgiveness income of $0.8 million related to the Paycheck Protection Program (“PPP”) loan taken out during 2020 and forgiven in 2021 was recognized during the first half of 2021.
Employee Retention Tax Credit
During the year ended December 31, 2021, we recognized other income of $876 thousand related to eligible Employee Retention Tax Credit (“ERTC”) expenses incurred during the second and third quarters of 2021 for which we became eligible.
Other income and expenses
Other expenses were $18 thousand for the second quarter of 2022, compared to other expenses of $15 thousand for the second quarter of 2021. Other expenses were $29 thousand for the six months ended June 30, 2022, compared to other expenses of $32 thousand for the six months ended June 30, 2021. Other expenses are mainly comprised of bank and collateral management fees.
Other income of $30 thousand for the first half of 2022 relates to an aged customer credit balance the Company had been carrying for which the customer had not responded to various inquiries. This credit was taken to income during the first quarter of 2022.

Provision for income taxes
Due to the operating losses incurred during the three and six months ended June 30, 2022 and 2021, and after application of the annual limitation set forth under Section 382 of the Internal Revenue Code of 1986, as amended, it was not necessary to record a provision for U.S. federal income tax or various state income taxes as income tax benefits are fully offset by a valuation allowance recorded.
Net loss
For the three months ended June 30, 2022, our net loss of $2.5 million increased 1% over the net loss for the three months ended June 30, 2021 of $2.5 million. The increase is mainly due to lower net sales in the second quarter of 2022.
For the six months ended June 30, 2022, our net loss of $5.3 million increased 29% over the net loss for the six months ended June 30, 2021 of $4.1 million. The increase is mainly due to lower net sales in the first half of 2022, and the gain on the forgiveness of the PPP loan of $0.8 million recorded in the first quarter of 2021.
Financial condition
At June 30, 2022, we had $0.9 million in cash and a total of $4.5 million of debt, including $1.2 million outstanding under our Inventory Facility, $0.7 million outstanding under our Receivables Facility, $0.8 million outstanding on the 2021 Streeterville Note and $1.8 million outstanding on the 2022 Streeterville Note. At June 30, 2022, we had additional availability of $1.3 million under the Inventory Facility and $0.3 million under the Receivables Facility, for a total of $1.6 million of additional availability. We have historically incurred substantial losses, and as of June 30, 2022, we had an accumulated deficit of $144.0 million. Additionally, our sales have been concentrated among a few major customers and for the six months ended June 30, 2022, three customers accounted for approximately 42% of net sales.
As a result of the restructuring actions and initiatives described above, we have previously reduced our operating expenses to be more commensurate with our expected sales volumes. In the second quarter of 2022, we revisited cost reduction opportunities and further reduced operating expenses for the second half of 2022. However, we continue to incur losses and have a substantial accumulated deficit, and substantial doubt about our ability to continue as a going concern continues to exist at June 30, 2022.
Throughout 2021 and the first half of 2022, we have continued to evaluate and assess strategic options as we seek to achieve profitability. We plan to continue to develop advanced lighting and lighting control technologies and introduce impactful new products surrounding EnFocusTM, our patented, breakthrough powerline control platform. We also continue to believe our proprietary RedCap® emergency backup lighting system also addresses a market need and will continue to help drive commercial sales for us as it has been well received in the market.
We brought the first of our UVCD products, the nUVo™ Traveler portable personal air disinfection device for in-vehicle and smaller spaces and the nUVo™ Tower portable air disinfection device for offices and homes, to market beginning in the fourth quarter of 2021, and we continue to evaluate market demand for our products in 2022. Our UVCD product line represents a new category of human wellness products. Initial sales in the first half of 2022 as we seek market traction have not contributed significantly to our results of operations.
We plan to achieve profitability by growing our sales through existing and new lighting and control systems products, and by continuing to refine and execute on our multi-channel sales strategy that targets key verticals, such as government, healthcare, eldercare, education, and commercial and industrial, complemented by our marketing outreach campaigns and expanding channel partnerships, as well as our emerging consumer market focus.
As described in Note 9, “Stockholders’ Equity,” we also raised approximately $3.2 million of net proceeds upon the issuance of common stock and June 2022 Warrants in connection with the June 2022 Private Placement, $4.0 million of net proceeds upon the issuance of common stock and December 2021 Warrants in connection with the December 2021 Private Placement, and approximately $4.5 million of net proceeds upon the issuance of common stock in connection with the June 2021 Equity Offering. As described in Note 7, “Debt”, in April 2022 and April 2021, we obtained net proceeds of approximately $1.8 million and $1.5 million of bridge financing, respectively. Also in April 2021, we expanded the borrowing capacity on one of our revolving credit facilities.

The restructuring and cost cutting initiatives taken throughout 2021 and continuing into 2022, as well as the June 2022 Private Placement, the December 2021 Private Placement and the June 2021 Equity Offering that strengthened our balance sheet, our credit facility capacity increase and bridge financing in April 2021 and April 2022, and the funds we expect to receive related to the Employee Retention Tax Credit (“ERTC”; see Note 11, “Other Income” for details), were all designed to allow us to effectively execute these strategies. However, our efforts may not occur as quickly as we envision or be successful due to the long sales cycle in our industry, the corresponding time required to ramp up sales from new products, markets, and customers into this sales cycle, the timing of introductions of additional new products, significant competition, potential sales volatility given our customer concentration, numerous interruptions and cost increases in the supply chain globally, and the long-term economic impact from the COVID-19 pandemic that has significantly diminished the interest and activities for our customers’ lighting retrofit projects until occupancy returns to more normal levels, among other factors.

Additionally, global supply chain and logistics constraints are impacting our inventory purchasing strategy, as we seek to manage both shortages of available components and longer lead times in obtaining components while balancing the development and implementation of an inventory reduction plan. Disruptions in global logistics networks are also impacting our lead times and ability to efficiently and cost-effectively transport products from our third-party suppliers to our facility. As a result, we will continue to review and pursue selected external funding sources to ensure adequate financial resources to execute across the timelines required to achieve these objectives including, but not limited to, the following:
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
•loans or other debt instruments may have terms and/or conditions, such as interest rate, restrictive covenants, conversion features, refinancing demands, and control or revocation provisions, which are not acceptable to management or our board of directors; and
•the current environment in the capital markets and volatile interest rates, combined with our capital constraints, may prevent us from being able to obtain adequate debt financing.
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
On August 17, 2020, we received a letter from the Listing Qualifications staff (the “Staff”) of The Nasdaq Stock Market (“Nasdaq”) notifying us that we were no longer in compliance with Nasdaq Listing Rule 5550(b)(1), which requires listed companies to maintain stockholders’ equity of at least $2,500,000 if they do not meet the alternative compliance standards relating to the market value of listed securities or net income from continuing operations (the “Minimum Stockholders’ Equity Rule”). Our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020, filed on August 13, 2020, reflected that our stockholders’ equity as of June 30, 2020 was $1,714,000. Based on our timely submission of our plan to regain compliance, Nasdaq granted us an extension through February 15, 2021 to regain compliance with the Minimum Stockholders’ Equity Rule. In accordance with one part of the plan submitted to the Staff, we successfully modified our outstanding January 2020 Warrants and in December 2020, we reclassified $1.4 million from warrant liability into equity. On January 20, 2021, we received a letter from the Staff notifying us that, on a conditional basis, Nasdaq has determined that we have regained compliance with the Minimum Stockholders’ Equity Rule. At December 31, 2020, our stockholders’

equity was $4,255,000, satisfying the Minimum Stockholders’ Equity Rule. At December 31, 2021, our stockholders’ equity was $6,209,000 and at June 30, 2022, our stockholders’ equity was $4,171,000.
Liquidity and capital resources
Cash
At June 30, 2022, our cash balance was approximately $0.9 million, compared to approximately $2.7 million at December 31, 2021.
The following summarizes cash flows from operating, investing, and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows included in Part I, Item 1, “Financial Statements,” of this Quarterly Report (in thousands):

	Six months ended June 30,
	2022	2021
Net cash used in operating activities	$(5,345)	$(6,105)

Net cash used in investing activities	$(37)	$(211)

Net cash provided by financing activities	$3,638	$5,807
Net cash used in operating activities
Net cash used in operating activities was $5.3 million for the six months ended June 30, 2022. The net loss was $5.3 million and was adjusted for non-cash items, including depreciation and amortization, stock-based compensation, provisions for inventory, warranty, and accounts receivable reserves and working capital changes. During the six months ended June 30, 2022, we generated $0.8 million from inventory, $0.1 million through the timing of collection of accounts receivable, and $0.1 million from changes in prepaid and other assets. We used $0.7 million from accounts payable due to the timing of inventory receipts and payments, $0.4 million due to changes in accrued and other liabilities (primarily due to a decrease in accrued payroll), and $0.3 million from changes in deferred revenue.
Net cash used in operating activities was $6.1 million for the six months ended June 30, 2021. The net loss was $4.1 million and was adjusted for non-cash items, including depreciation and amortization, stock-based compensation, provisions for inventory, warranty, gain on forgiveness of the PPP loan and accounts receivable reserves and working capital changes. During the six months ended June 30, 2021, we generated $0.9 million through the timing of collection of accounts receivable and $0.1 million through the timing of the receipt of inventory against short-term deposits. We used $2.5 million for inventory primarily due to global supply chain challenges we experienced, which impacted our inventory purchasing strategy, in an effort to manage both shortages of available components and longer lead times in obtaining components. We used $0.4 million due to changes in accrued and other liabilities (primarily due to a reduction of $0.1 million in accrued accounting and legal fees and $0.3 million in accrued bonuses).
Net cash used in investing activities
Net cash used in investing activities was $37 thousand for the six months ended June 30, 2022 and resulted primarily from the purchase of tooling.
For the six months ended June 30, 2021, net cash used in investing activities was $211 thousand and resulted primarily from the purchase of software and a vehicle to support production operations, as well as development of the e-commerce platform.

Net cash provided by financing activities
Net cash provided by financing activities during the six months ended June 30, 2022 was $3.6 million, primarily related to net proceeds of $1.8 million from the 2022 Streeterville Note and net proceeds of $3.2 million from the June 2022 Private Placement. These proceeds were offset slightly by $1.0 million in payments made against the 2021 Streeterville Note and $0.3 million in net payments made on the Credit Facilities.
During the six months ended June 30, 2022, all of the December 2021 Pre-Funded Warrants were exercised. As of June 30, 2022, June 2022 Warrants to purchase an aggregate of 4,071,158 shares remained outstanding, with a weighted average exercise price of $0.86 per share. The exercise of the remaining June 2022 Warrants outstanding could provide us with cash proceeds of up to $3.5 million in the aggregate. Also at June 30, 2022, December 2021 Warrants to purchase an aggregate of 1,278,413 shares remained outstanding with an exercise price of $3.52 per share. January 2020 Warrants to purchase an aggregate of 229,414 shares remain outstanding at June 30, 2022, with a weighted average exercise price of $3.67 per share. The exercise of the remaining outstanding December 2021 Warrants and January 2020 Warrants could provide us with cash proceeds of up to $4.5 million and $0.8 million, respectively.
Net cash provided by financing activities during the six months ended June 30, 2021 was $5.8 million, primarily related to $4.5 million of net proceeds from the June 2021 Equity Offering, $1.5 million of net proceeds from the 2021 Streeterville Note, and proceeds from the exercise of 156,446 warrants of $0.5 million. These sources of cash were partially offset by net payments on the Credit Facilities of $0.8 million. Investors in the January 2020 Equity Offering received warrants to purchase shares of our common stock, of which warrants to purchase an aggregate of 310,860 shares remained outstanding at June 30, 2021 with a weighted average exercise price of $3.59 per share.
Contractual and other obligations
As of June 30, 2022, we had approximately $0.8 million in outstanding purchase commitments for inventory, all of which is expected to ship in the third quarter of 2022.
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
For the three months ended June 30, 2022, sales to our primary distributor for the U.S. Navy, a regional commercial lighting retrofit company, and a commercial building systems provider accounted for approximately 22%, 14%, and 13% of net sales, respectively. When sales to our primary distributor for the U.S. Navy are combined with sales to shipbuilders for the U.S. Navy, total net sales of products for the U.S. Navy comprised approximately 24% of net sales for the same period. For the three months ended June 30, 2021, sales to our primary distributor for the U.S. Navy and a regional commercial lighting retrofit company accounted for approximately 30% and 10% of net sales, respectively. When sales to our primary distributor for the U.S. Navy are combined with sales to shipbuilders for the U.S. Navy, total net sales of products for the U.S. Navy comprised approximately 35% of net sales for the same period. For the six months ended June 30, 2022, sales to our primary distributor for the U.S. Navy, a U.S. Navy shipbuilder, and a regional commercial lighting retrofit company accounted for approximately 18%, 12%, and 12% of net sales, respectively. When sales to our primary distributor for the U.S. Navy are combined with sales to shipbuilders for the U.S. Navy, total net sales of products for the U.S. Navy comprised approximately 31% of net sales for the same period.
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

A regional commercial lighting retrofit company and two commercial building systems providers accounted for approximately 17%, 34%, and 14% of net trade accounts receivable, respectively, at June 30, 2022. At December 31, 2021, a distributor to the U.S. Department of Defense accounted for 20% of our net trade accounts receivable and a shipbuilder for the U.S. Navy accounted for 36% of our net trade accounts receivable.
Two offshore suppliers accounted for approximately 19% and 10% of our total expenditures for the three months ended June 30, 2022. For the six months ended June 30, 2022, one offshore supplier accounted for approximately 19% of our total expenditures. For the three and six months ended June 30, 2021, one offshore supplier accounted for approximately 39% and 32%, respectively, of total expenditures.
At June 30, 2022, one offshore supplier accounted for approximately 53% of our trade accounts payable balance. At December 31, 2021, this offshore supplier accounted for approximately 60% of our trade accounts payable balance.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including our Interim Chief Executive Officer who also serves as our principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.
Pursuant to Rule 13a-15(b) under the Exchange Act, our management must evaluate, with the participation of our Interim Chief Executive Officer, the effectiveness of our disclosure controls and procedures, as of June 30, 2022, the end of the period covered by this Quarterly Report. Management, with the participation of our Interim Chief Executive Officer, did evaluate the effectiveness of our disclosure controls and procedures as of the end of period covered by this Quarterly Report. Based on this evaluation, our Interim Chief Executive Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.
Changes in internal control over financial reporting
During the quarterly period covered by this Quarterly Report, there have not been any changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2022, we were not involved in any material legal proceedings.
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

4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Annual Report on Form 10-K filed on June 6, 2022).
10.1
Note Purchase Agreement, dated as of April 21, 2022 by and between the Company and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 25, 2022).

10.2
Promissory Note, dated as of April 21, 2022 by and between the Company and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 25, 2022).

10.3+	Separation Agreement and Release, dated as of May 20, 2022, between the Company and Tod A. Nestor.
10.4
Securities Purchase Agreement, dated as of June 3, 2022 by and between the Company and Certain Investors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 6, 2022).

10.5
Registration Rights Agreement dated as of June 3, 2022 by and between the Company and Certain Investors (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on From 8-K filed on June 6, 2022).

10.6
Amended and Restated Energy Focus, Inc. 2020 Stock Incentive Plan, dated as of June 22, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on From 8-K filed on June 24, 2022).

31.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1++	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101
The following financial information from our Quarterly Report for the quarter ended June 30, 2022, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2022 and December 31, 2021, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2022 and 2021, (v) Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2022 and 2021, and (vi) the Notes to Condensed Consolidated Financial Statements.

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

ENERGY FOCUS, INC.

Date:	August 11, 2022	By:	/s/ Stephen Socolof
Stephen Socolof
Chairman and Interim Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)