Form 10-Q
period 2022-09-30
ENERGY FOCUS, INC/DE
filed 2022-11-10
CIK 924168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of outstanding shares of the registrant’s common stock, $0.0001 par value, as of November 7, 2022 was 9,577,026.

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
•the competitiveness and market acceptance of our light-emitting diode (“LED”) lighting and control technologies and products;
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
•our ability to attract and retain a new chief financial officer;
•our ability to manage the size of our workforce while continuing to attract, develop and retain qualified personnel, and to do so in a timely manner;

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
•our ability to respond to new lighting and control technologies and market trends;
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
•our ability to maintain effective internal controls and otherwise comply with our obligations as a public company; and
•our ability to regain and maintain compliance with the continued listing standards of The Nasdaq Stock Market.
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

Energy Focus®, Intellitube®, RedCap®, and EnFocus™ are our registered trademarks. We may also refer to trademarks of other corporations and organizations in this document.

ITEM 1. FINANCIAL STATEMENTS

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash	$41	$2,682
Trade accounts receivable, less allowances of $11 and $14, respectively	1,007	1,240
Inventories, net	6,156	7,866
Short-term deposits	610	712
Prepaid and other current assets	788	924
Total current assets	8,602	13,424

Property and equipment, net	433	675
Operating lease, right-of-use asset	1,248	292
Total assets	$10,283	$14,391

LIABILITIES
Current liabilities:
Accounts payable	$1,886	$2,235
Accrued liabilities	82	265
Accrued legal and professional fees	66	104
Accrued payroll and related benefits	380	718
Accrued sales commissions	60	57
Accrued warranty reserve	242	295
Deferred revenue	7	268
Operating lease liabilities	189	325
Finance lease liabilities	—	1
Notes payable, net of discounts and loan origination fees	1,521	1,719
Related party promissory note payable	451	—
Credit line borrowings, net of loan origination fees	1,976	2,169
Total current liabilities	6,860	8,156

(continued on the next page)

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
	(Unaudited)

Operating lease liabilities, net of current portion	1,082	26
Notes payable, net of current maturities, discounts and loan origination fees	815	—
Total liabilities	8,757	8,182

STOCKHOLDERS' EQUITY
Preferred stock, par value $0.0001 per share:
Authorized: 5,000,000 shares (3,300,000 designated as Series A Convertible Preferred Stock) at September 30, 2022 and December 31, 2021
Issued and outstanding: 876,447 at September 30, 2022 and December 31, 2021	—	—
Common stock, par value $0.0001 per share:
Authorized: 50,000,000 shares at September 30, 2022 and December 31, 2021
Issued and outstanding: 9,191,108 at September 30, 2022 and 6,368,549 at December 31, 2021	1	—
Additional paid-in capital	148,238	144,953
Accumulated other comprehensive loss	(3)	(3)
Accumulated deficit	(146,710)	(138,741)
Total stockholders' equity	1,526	6,209
Total liabilities and stockholders' equity	$10,283	$14,391

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net sales	$1,764	$2,749	$5,305	$7,460
Cost of sales	1,927	2,186	5,385	5,951
Gross (loss) profit	(163)	563	(80)	1,509

Operating expenses:
Product development	366	404	1,222	1,427
Selling, general, and administrative	1,802	1,968	5,893	6,454
Loss on write-off of fixed assets	76	—	76	—
Restructuring expense (recovery)	—	1	—	(21)
Total operating expenses	2,244	2,373	7,191	7,860
Loss from operations	(2,407)	(1,810)	(7,271)	(6,351)

Other expenses (income):
Interest expense	235	177	679	520
Gain on forgiveness of Paycheck Protection Program loan	—	—	—	(801)
Other income	—	(862)	(30)	(862)
Other expenses	20	15	49	47
Net loss	$(2,662)	$(1,140)	$(7,969)	$(5,255)

Net loss per common share - basic and diluted
Net loss	$(0.29)	$(0.22)	$(1.05)	$(1.22)

Weighted average shares of common stock outstanding:
Basic and diluted	9,190	5,086	7,608	4,309

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2021	876	$—	6,368	$—	$144,953	$(3)	$(138,741)	$6,209
Issuance of common stock upon the exercise of warrants	—	—	85	—	—	—	—	—
Stock-based compensation	—	—	—	—	44	—	—	44
Net loss for the three months ended March 31, 2022	—	—	—	—	—	—	(2,821)	(2,821)
Balance at March 31, 2022	876	$—	6,453	$—	$144,997	$(3)	$(141,562)	$3,432
Issuance of common stock under employee stock option and stock purchase plans	—	—	45	—	5	—	—	5
Issuance of common stock and warrants	—	—	1,313	1	3,499	—	—	3,500
Offering costs on issuance of common stock and warrants	—	—	—	—	(334)	—	—	(334)
Stock-based compensation	—	—	—	—	54	—	—	54
Net loss for the three months ended June 30, 2022	—	—	—	—	—	—	(2,486)	(2,486)
Balance at June 30, 2022	876	$—	7,811	$1	$148,221	$(3)	$(144,048)	$4,171
Issuance of common stock under employee stock option and stock purchase plans	—	—	1	—	—	—	—	—
Issuance of common stock and warrants	—	—	1,379	—	—	—	—	—
Stock-based compensation	—	—	—	—	17	—	—	17
Net loss for the three months ended September 30, 2022	—	—	—	—	—	—	(2,662)	(2,662)
Balance at September 30, 2022	876	$—	9,191	$1	$148,238	$(3)	$(146,710)	$1,526

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2020	2,597	$—	3,525	$—	$135,113	$(3)	$(130,855)	$4,255
Issuance of common stock under employee stock option and stock purchase plans	—	—	1	—	—	—	—	—
Issuance of common stock upon the exercise of warrants	—	—	156	—	527	—	—	527
Common stock withheld in lieu of income tax withholding on vesting of restricted stock units	—	—	—	—	(2)	—	—	(2)
Stock-based compensation	—	—	—	—	140	—	—	140
Net loss for the three months ended March 31, 2021	—	—	—	—	—	—	(1,642)	(1,642)
Balance at March 31, 2021	2,597	$—	3,682	$—	$135,778	$(3)	$(132,497)	$3,278
Issuance of common stock under employee stock option and stock purchase plans	—	—	69	—	59	—	—	59
Issuance of common stock	—	—	990	—	5,000	—	—	5,000
Offering costs on issuance of common stock	—	—	—	—	(469)	—	—	(469)
Issuance of common stock upon conversion from preferred stock	(1,721)	—	344	—	—	—	—	—
Stock-based compensation	—	—	—	—	208	—	—	208
Net loss for the three months ended June 30, 2021	—	—	—	—	—	—	(2,473)	(2,473)
Balance at June 30, 2021	876	$—	5,085	$—	$140,576	$(3)	$(134,970)	$5,603
Issuance of common stock under employee stock option and stock purchase plans	—	—	2	—	—	—	—	—
Offering costs on issuance of common stock	—	—	—	—	(1)	—	—	(1)
Common stock withheld in lieu of income tax withholding on vesting of restricted stock units	—	—	—	—	1	—	—	1
Stock-based compensation	—	—	—	—	39	—	—	39
Net loss for the three months ended September 30, 2021	—	—	—	—	—	—	(1,140)	(1,140)
Balance at September 30, 2021	876	$—	5,087	$—	$140,615	$(3)	$(136,110)	$4,502

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Cash flows from operating activities:
Net loss	$(2,662)	$(1,140)	$(7,969)	$(5,255)
Adjustments to reconcile net loss to net cash used in operating activities:
Other income	—	(862)	(30)	(862)
Gain on forgiveness of Paycheck Protection Program loan	—	—	—	(801)
Depreciation	42	43	129	143
Stock-based compensation	17	39	115	387
Provision for doubtful accounts receivable	1	2	(3)	10
Provision for slow-moving and obsolete inventories	220	(70)	164	(9)
Provision for warranties	(74)	1	(53)	13
Amortization of loan discounts and origination fees	87	61	247	158
Loss on write-off of property and equipment	76	—	76	—
Changes in operating assets and liabilities (sources / (uses) of cash):
Accounts receivable	139	(500)	240	390
Inventories	792	444	1,546	(2,105)
Short-term deposits	(110)	(62)	(51)	87
Prepaid and other assets	46	(91)	162	(119)
Accounts payable	629	(164)	(92)	(82)
Accrued and other liabilities	(101)	53	(461)	(305)
Deferred revenue	7	(69)	(261)	(70)
Total adjustments	1,771	(1,175)	1,728	(3,165)
Net cash used in operating activities	(891)	(2,315)	(6,241)	(8,420)
Cash flows from investing activities:
Acquisitions of property and equipment	(9)	(100)	(41)	(311)
Net cash used in investing activities	(9)	(100)	(41)	(311)

(continued on next page)

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Cash flows from financing activities (sources / (uses) of cash):
Proceeds from the issuance of common stock and warrants	—	—	3,500	5,000
Proceeds from the exercise of warrants	—	—	—	527
Offering costs paid on the issuance of common stock and warrants	—	(1)	(334)	(470)
Principal payments under finance lease obligations	—	(1)	(1)	(3)
Proceeds from exercise of stock options and employee stock purchase plan purchases	—	—	5	59
Common stock withheld in lieu of income tax withholding on vesting of restricted stock units	—	1	—	(1)
Proceeds from the 2021 Streeterville note	—	—	—	1,515
Payments on the 2021 Streeterville note	(410)	—	(1,435)	—
Proceeds from the 2022 Streeterville note	—	—	2,000	—
Proceeds from the related party promissory note payable	450	—	450	—
Deferred financing costs paid	(95)	—	(329)	(30)
Net payments on the credit line borrowings - Credit Facilities	58	1,128	(215)	337
Net cash provided by financing activities	3	1,127	3,641	6,934

Net decrease in cash	(897)	(1,288)	(2,641)	(1,797)
Cash, beginning of period	938	1,669	2,682	2,178
Cash, end of period	$41	$381	$41	$381

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)

NOTE 1. NATURE OF OPERATIONS

Energy Focus, Inc. engages primarily in the design, development, manufacturing, marketing and sale of energy-efficient lighting and controls systems products. We develop, market and sell high quality light-emitting diode (“LED”) lighting and controls products in the commercial market and military maritime market (“MMM”), and expanded our offerings into the consumer market beginning in the fourth quarter of 2021. Our mission is to enable our customers to run their facilities, offices and homes with greater energy efficiency, productivity, and human health and wellness through advanced LED retrofit solutions. Our goal is to be the human wellness lighting and LED lighting technology and market leader for the most demanding applications where performance, quality, value, environmental impact and health are considered paramount. We specialize in LED lighting retrofit by replacing fluorescent, high-intensity discharge lighting and other types of lamps in institutional buildings for primarily indoor lighting applications with our innovative, high-quality commercial and military-grade tubular LED (“TLED”) products, as well as other LED and lighting control products for commercial and consumer applications. After evaluating market demand and supply chain challenges for our ultraviolet-C light disinfection products, we have revised our marketing strategy to primarily focus on our MMM and commercial and industrial lighting and control products.
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
We have prepared the accompanying financial data for the three and nine months ended September 30, 2022 and 2021 pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The accompanying financial data and information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Annual Report”). The Condensed Consolidated Balance Sheet as of December 31, 2021 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly our Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021, Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021, Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2022 and 2021, and Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2022 and 2021.
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
September 30, 2022
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
For the three months ended September 30, 2022, sales to a regional commercial lighting retrofit company accounted for approximately 32% of net sales. For the three months ended September 30, 2021, sales to our primary distributor for the U.S. Navy, a U.S. Navy shipbuilder, and a regional commercial lighting retrofit company accounted for approximately 19%, 17% and 27% of net sales, respectively. When sales to our primary distributor for the U.S. Navy are combined with sales to shipbuilders for the U.S. Navy, total net sales of products for the U.S. Navy comprised approximately 36% of net sales for the same period.
For the nine months ended September 30, 2022, sales to our primary distributor for the U.S. Navy, a regional commercial lighting retrofit company, and a commercial building system provider, accounted for approximately 13%, 15%, and 10% of net sales, respectively. When sales to our primary distributor for the U.S. Navy are combined with sales to shipbuilders for the U.S. Navy, total net sales of products for the U.S. Navy comprised approximately 17% of net sales for the same period. For the nine months ended September 30, 2021, sales to our primary distributor for the U.S. Navy, a U.S. Navy shipbuilder, and a regional commercial lighting retrofit company accounted for approximately 33%, 10% and 17% of net sales, respectively. When sales to our primary distributor for the U.S. Navy are combined with sales to shipbuilders for the U.S. Navy, total net sales of products for the U.S. Navy comprised approximately 43% of net sales for the same period.
A regional commercial lighting retrofit company, a commercial building systems provider, and a U.S. Navy mechanical contractor accounted for approximately 25%, 12%, and 12% of net trade accounts receivable, respectively, at September 30, 2022. At December 31, 2021, a distributor to the U.S. Department of Defense accounted for 20% of our net trade accounts receivable and a shipbuilder for the U.S. Navy accounted for 36% of our net trade accounts receivable.
One offshore supplier accounted for approximately 17% and 18%, respectively, of our total expenditures for the three and nine months ended September 30, 2022. For the three and nine months ended September 30, 2021, one offshore supplier accounted for approximately 19% and 30%, respectively, of total expenditures.
At September 30, 2022, one offshore supplier accounted for approximately 45% of our trade accounts payable balance. At December 31, 2021, this offshore supplier accounted for approximately 60% of our trade accounts payable balance.
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

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
for as described below. Sales taxes assessed by governmental authorities are accounted for on a net basis and are excluded from net sales.
The following table provides a disaggregation of product net sales for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net sales:
Commercial	$1,288	$1,522	$3,397	$3,513
MMM products	476	1,227	1,908	3,947
Total net sales	$1,764	$2,749	$5,305	$7,460
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
Geographic information
All of our long-lived fixed assets are located in the United States. For the three months ended September 30, 2022 and September 30, 2021, less than 1% of sales were attributable to customers outside the United States. For the nine months ended September 30, 2022 and September 30, 2021, approximately 1% of sales were attributable to customers outside the United States. The geographic location of our net sales is derived from the destination to which we ship the product.
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

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
The following table presents a reconciliation of basic and diluted loss per share computations (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(2,662)	$(1,140)	$(7,969)	$(5,255)

Denominator:
Basic and diluted weighted average shares of common stock outstanding	9,190	5,086	7,608	4,309
As a result of the net loss we incurred for the three months ended September 30, 2022, warrants and convertible securities representing approximately 220 thousand and 175 thousand shares of common stock, respectively, were excluded from the basic loss per share calculation because their inclusion would have been anti-dilutive. As a result of the net loss we incurred for the three months ended September 30, 2021, options, warrants and convertible securities representing approximately 41 thousand, 11 thousand and 175 thousand shares of common stock, respectively, were excluded from the basic loss per share calculation as their inclusion would have been anti-dilutive.
As a result of the net loss we incurred for the nine months ended September 30, 2022, warrants and convertible securities representing approximately 201 thousand and 175 thousand shares of common stock, respectively, were excluded from the basic loss per share calculation because their inclusion would have been anti-dilutive. As a result of the net loss we incurred for the nine months ended September 30, 2021, options, warrants and convertible securities representing approximately 60 thousand, 56 thousand and 289 thousand shares of common stock, respectively, were excluded from the basic loss per share calculation because their inclusion would have been anti-dilutive.
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
The following table summarizes warranty activity for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Balance at beginning of period	$315	$239	$295	$227
Warranty accruals for current period sales, net of changes in inventory reserves for replacements	(23)	10	(17)	49
Adjustments to existing warranties	(57)	4	(29)	16
In kind settlements made during the period	7	(13)	(7)	(52)
Accrued warranty reserve at end of period	$242	$240	$242	$240

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
Financial Instruments
June 2022 Private Placement
In June 2022, we completed a private placement (the “June 2022 Private Placement”) with certain institutional investors for the sale of 1,313,462 shares of our common stock at a purchase price of $1.30 per share. We also sold to the same institutional investors (i) pre-funded warrants (the “June 2022 Pre-Funded Warrants”) to purchase 1,378,848 shares of common stock at an exercise price of $0.0001 per share and (ii) warrants (collectively with the June 2022 Pre-Funded Warrants, the “June 2022 Warrants”) to purchase up to an aggregate of 2,692,310 shares of common stock at an exercise price of $1.30 per share. In connection with the June 2022 Private Placement, we paid the placement agent commissions of $252 thousand, plus $35 thousand in expenses, and we also paid legal, accounting and other fees of $47 thousand. Total offering costs of $334 thousand have been presented as a reduction of additional paid-in capital and have been netted within equity in the Condensed Consolidated Balance Sheet as of September 30, 2022. Net proceeds to us from the June 2022 Private Placement were approximately $3.2 million. We determined the exercise price of the June 2022 Pre-Funded Warrants to be nominal and, as such, have considered the 1,378,848 shares underlying them to be outstanding effective June 7, 2022, for purposes of calculating net loss per share.
In July 2022, all of the June 2022 Pre-Funded Warrants were exercised. As of September 30, 2022, June 2022 Warrants to purchase an aggregate of 2,692,310 shares remained outstanding, with a weighted average exercise price of $1.30 per share. The exercise of the remaining June 2022 Warrants outstanding could provide us with cash proceeds of up to $3.5 million in the aggregate.
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
In January 2022, all of the December 2021 Pre-Funded Warrants were exercised. As of September 30, 2022, December 2021 Warrants to purchase an aggregate of 1,278,413 shares remained outstanding, with an exercise price of $3.52 per share. The exercise of the remaining December 2021 Warrants outstanding could provide us with cash proceeds of up to $4.5 million in the aggregate.
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
September 30, 2022
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
As of September 30, 2022, January 2020 Warrants to purchase an aggregate of 229,414 shares remain outstanding with a weighted average exercise price of $3.67 per share. The exercise of these warrants could provide us with cash proceeds of up to $0.8 million in the aggregate. During the nine months ended September 30, 2022, none of these warrants were exercised.
As of September 30, 2021, January 2020 Warrants to purchase an aggregate of 310,860 shares remained outstanding with a weighted average exercise price of $3.59 per share. During the nine months ended September 30, 2021, 156,446 January 2020 Warrants were exercised resulting in total proceeds of $527 thousand.
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
NOTE 3. RESTRUCTURING
There were no restructuring credits or expense recorded for the three and nine months ended September 30, 2022. For the three months ended September 30, 2021, we recorded nominal net restructuring expense and for the nine months ended September 30, 2021, we recorded a net restructuring credit of approximately $21 thousand, related to the costs and offsetting sub-lease income and accretion expense for the remaining lease obligation for our former New York, New York office. For additional information regarding the restructuring actions taken as part of the restructuring plans, please refer to Note 3, “Restructuring,” included under Item 8, “Financial Statements and Supplementary Data,” of our 2021 Annual Report.
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
September 30, 2022
(Unaudited)
The following is a reconciliation of the beginning and ending balances of our restructuring liability as it relates to the restructuring plans (in thousands):

2021
Balance at December 31, 2020	$11
Payments	(11)
Balance at September 30, 2021	$—
As a result of the restructuring actions and initiatives described above, we began to tailor our operating expenses to be more in line with our expected sales volumes. Throughout 2022, we have continued to aggressively pursue cost reduction activities, including reducing staffing levels, inventory levels and our real estate footprint, but sales volume have trailed these ongoing cost control efforts. However, we continue to incur losses and have a substantial accumulated deficit, and substantial doubt about our ability to continue as a going concern continues to exist at September 30, 2022.
Throughout 2021 and 2022, we have continued to evaluate and assess strategic options as we seek to achieve profitability. We plan to continue to develop advanced lighting and lighting control technologies and introduce impactful new products surrounding EnFocusTM, our patented, breakthrough powerline control platform. We also continue to believe our proprietary RedCap® emergency backup lighting system addresses a market need and will continue to help drive commercial sales for us as it has been well received in the market.
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
As described in Note 9, “Stockholders’ Equity,” we also raised approximately $3.2 million of net proceeds upon the issuance of common stock and June 2022 Warrants in connection with the June 2022 Private Placement, $4.0 million of net proceeds upon the issuance of common stock and December 2021 Warrants in connection with the December 2021 Private Placement, and approximately $4.5 million of net proceeds upon the issuance of common stock in connection with the June 2021 Equity Offering. As described in Note 7, “Debt”, in September 2022, April 2022 and April 2021, we obtained net proceeds from bridge financing of approximately $0.5 million, $1.8 million and $1.5 million, respectively. Also in April 2021, we expanded the borrowing capacity on one of our revolving credit facilities.
The restructuring and cost cutting initiatives taken throughout 2021 and continuing into 2022, as well as the June 2022 Private Placement, the December 2021 Private Placement and the June 2021 Equity Offering that strengthened our balance sheet, our credit facility capacity increase and bridge financings in September 2022, April 2022 and April 2021, and the funds we expect to receive related to the Employee Retention Tax Credit (“ERTC”; see Note 11, “Other Income” for details), were all designed to allow us to effectively execute these strategies. However, our efforts may not occur as quickly as we envision or be successful due to the long sales cycle in our industry, the willingness of our suppliers to continue partnering with us, the corresponding time and inventory management required to ramp up sales from new products, markets, and customers into this sales cycle, the timing of introductions of additional new products, significant competition, potential sales volatility given our customer concentration, numerous interruptions and cost increases in the supply chain globally, and the long-term economic impact from the COVID-19 pandemic that has significantly diminished the interest and activities for our customers’ lighting retrofit projects until occupancy returns to more normal levels, among other factors.
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
September 30, 2022
(Unaudited)
There can be no assurance that we will obtain funding on acceptable terms, in a timely fashion, or at all. Obtaining additional funding contains risks, including:
•additional equity financing may not be available to us on satisfactory terms, particularly in light of the current price of our common stock, and any equity we are able to issue could lead to substantial dilution for current stockholders and have rights, preferences and privileges senior to our common stock;
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
Additionally, if we are unable to find a permanent chief financial officer, it may be more difficult to obtain additional financing on satisfactory terms or at all. If we fail to obtain the required additional financing to sustain our business before we are able to produce levels of revenue to meet our financial needs, we will need to delay, scale back or eliminate our growth plans and further reduce our operating costs and headcount, each of which would have a material adverse effect on our business, future prospects, and financial condition. A lack of additional funding could also result in our inability to continue as a going concern and force us to sell certain assets or discontinue or curtail our operations and, as a result, investors in the Company could lose their entire investment.
Considering both quantitative and qualitative information, we continue to believe that the combination of our plans to ensure adequate external funding, timely re-organizational actions, current financial position, liquid resources, obligations due or anticipated within the next year, development and implementation of an excess inventory reduction plan, plans and initiatives in our research and development, product development and sales and marketing, and development of potential channel partnerships, if adequately executed, could provide us with an ability to finance our operations through the next twelve months and may mitigate the substantial doubt about our ability to continue as a going concern.
On August 23, 2022, we received a written notice, (the “Notice”), from the Listing Qualifications staff (the “Staff”) of The Nasdaq Stock Market (“Nasdaq”) that the Company is not in compliance with the requirement to maintain a minimum closing bid price of $1.00 per share, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”) because the closing bid price of our common stock was below $1.00 per share for 30 consecutive business days. The Notice does not impact the listing of our common stock on The Nasdaq Capital Market at this time. The Notice provided that, in accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has a period of 180 calendar days from the date of the Notice, or until February 20, 2023, to regain compliance with the Bid Price Requirement. During this period, our common stock will continue to trade on The Nasdaq Capital Market. However, there can be no assurance that the Company will be able to regain compliance with the rule or will otherwise be in compliance with other Nasdaq listing criteria. If we are unable to regain compliance, Nasdaq may make a determination to delist our common stock.
On August 17, 2020, we received a letter from the Staff notifying us that we were no longer in compliance with Nasdaq Listing Rule 5550(b)(1), which requires listed companies to maintain stockholders’ equity of at least $2,500,000 if they do not meet the alternative compliance standards relating to the market value of listed securities or net income from continuing operations (the “Minimum Stockholders’ Equity Rule”). Our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020, filed on August 13, 2020, reflected that our stockholders’ equity as of June 30, 2020 was $1,714,000. Based on our timely submission of our plan to regain compliance, Nasdaq granted us an extension through February 15, 2021 to regain compliance with the Minimum Stockholders’ Equity Rule. In accordance with one part of the plan submitted to the Staff, we successfully modified our outstanding January 2020 Warrants and in December 2020, we reclassified $1.4 million from warrant liability into equity. On January 20, 2021, we received a letter from the Staff notifying us that, on a conditional basis, Nasdaq has determined that we have regained compliance with the Minimum Stockholders’ Equity Rule. At December 31, 2020, our stockholders’ equity was $4,255,000, satisfying the Minimum Stockholders’ Equity Rule. At December 31, 2021, our stockholders’ equity was $6,209,000 and at September 30, 2022, our stockholders’ equity was $1,526,000.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
NOTE 4. INVENTORIES
Inventories are stated at the lower of standard cost (which approximates actual cost determined using the first-in, first-out cost method) or net realizable value, and consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Raw materials	$3,584	$3,882
Finished goods	5,231	7,034
Reserves for excess, obsolete, and slow-moving inventories	(2,659)	(3,050)
Inventories, net	$6,156	$7,866
The following is a roll-forward of the reserves for excess, obsolete, and slow-moving inventories (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Beginning balance	$(2,792)	$(2,956)	$(3,050)	$(2,894)
Accrual	(241)	34	(442)	(64)
Reduction due to sold inventory	21	36	278	72
Write-off for disposed inventory	353	—	555	—
Reserves for excess, obsolete, and slow-moving inventories	$(2,659)	$(2,886)	$(2,659)	$(2,886)

As part of our expense reduction initiatives, we significantly decreased our warehouse space beginning in the third quarter of 2022. In connection with the space reduction, in the second quarter of 2022, we began disposing of a substantial portion of our excess and obsolete commercial finished goods inventory that was highly reserved, which effort continued into the third quarter of 2022. As of September 30, 2022, approximately $563 thousand, on a gross value basis, of such inventory had been disposed of. Additional inventory management efforts are expected to continue in the fourth quarter of 2022.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
NOTE 5. PROPERTY AND EQUIPMENT
Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets and consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Equipment (useful life 3 to 15 years)	$1,096	$1,308
Tooling (useful life 2 to 5 years)	413	384
Vehicles (useful life 5 years)	81	83
Furniture and fixtures (useful life 5 years)	86	86
Computer software (useful life 3 years)	1,144	1,194
Leasehold improvements (the shorter of useful life or lease life)	141	169
Finance lease right-of-use asset	13	13
mUVeTM ultraviolet-C light disinfection robots (useful life 5 years)	—	105
Projects in progress	68	135
Property and equipment at cost	3,042	3,477
Less: accumulated depreciation	(2,609)	(2,802)
Property and equipment, net	$433	$675
Depreciation expense was $42 thousand and $43 thousand for the three months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022 and 2021, depreciation expense was $129 thousand and $143 thousand, respectively. During the third quarter of 2022 it was determined that the mUVeTM ultraviolet-C light disinfection robots were no longer of use and the net book value of $76 thousand was recorded as a loss on write-off of fixed assets.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
NOTE 6. LEASES
The Company leases certain equipment, manufacturing, warehouse and office space under non-cancellable operating leases with expirations through 2027 under which it is responsible for related maintenance, taxes and insurance. The Company had one finance lease containing a bargain purchase option that was not renewed upon expiration of the lease during the second quarter of 2022. The lease term consists of the non-cancellable period of the lease, periods covered by options to extend the lease if the Company is reasonably certain to exercise the option, and periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise the option. As of January 21, 2021, the terms of one of our equipment operating leases had been extended through 2026. Additionally, as of March 25, 2022, in connection with extending through 2027, the terms of our expiring headquarters real estate operating lease for manufacturing, warehouse and office space have been modified beginning July 1, 2022 to reflect a smaller footprint at reduced costs. In accordance with Accounting Standards Codification 842, Leases (“Topic 842”), as a result of the extension, the related lease liability was remeasured and the right-of-use asset was adjusted for each lease at the time of modification in January 2021 and March 2022. The present value of the lease obligations for these leases were calculated using an incremental borrowing rate of 15.93% for the equipment lease and 16.96% for the real estate lease, which were the Company’s blended borrowing rates (including interest, annual facility fees, collateral management fees, bank fees and other miscellaneous lender fees) on its revolving lines of credit with Crossroads Financial Group, LLC (as described below in Note 7, “Debt”) and Factors Southwest L.L.C. (as described below in Note 7, “Debt”). The present value of the other remaining lease obligations continues to be calculated using an incremental borrowing rate of 7.25% (which excludes the annual facility fee and other lender fees), which was the Company’s borrowing rate on its former revolving line of credit with Austin Financial Services, Inc. (the “Austin Credit Facility”). The weighted average remaining lease term for the operating leases is 4.7 years.
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
There were no finance lease costs recognized in net loss for the three and nine months ended September 30, 2022 and 2021. Components of the operating and restructured lease costs recognized in net loss for the three and nine months ended September 30, 2022 and 2021, were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Operating lease cost (income)
Sub-lease income	$(9)	$(25)	$(90)	$(87)
Lease cost	83	139	298	423
Operating lease cost, net	74	114	208	336

Restructured lease cost (income)
Sub-lease income	—	—	—	(136)
Lease cost	—	—	—	109
Restructured lease income, net	—	—	—	(27)

Total lease cost, net	$74	$114	$208	$309

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
Supplemental balance sheet information related to the Company’s operating and finance leases as of September 30, 2022 and December 31, 2021 are as follows (in thousands):

	September 30, 2022	December 31, 2021
Operating Leases
Operating lease right-of-use assets	$1,248	$292

Operating lease liabilities	$1,271	$351

Finance Leases
Property and equipment	13	13
Allowances for depreciation	(13)	(12)
Finance lease assets, net	—	1

Finance lease liabilities	—	1
Total finance lease liabilities	$—	$1
Future minimum lease payments required under operating and finance leases for each of the 12-month rolling periods below in effect at September 30, 2022 are as follows (in thousands):

Operating Leases
October 2022 to September 2023	$384
October 2023 to September 2024	381
October 2024 to September 2025	383
October 2025 to September 2026	389
October 2026 to September 2027	295
Total future undiscounted lease payments	1,832
Less imputed interest	(561)
Total lease obligations	$1,271
Supplemental cash flow information related to leases for the three and nine months ended September 30, 2022 and 2021, was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Supplemental cash flow information
Cash paid, net, for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$86	$161	$326	$421
Operating cash flows from restructured leases	$—	$—	$—	$35
Financing cash flows from finance leases	$—	$1	$1	$3

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
NOTE 7. DEBT
Credit facilities
On August 11, 2020, we entered into two debt financing arrangements (together, the “Credit Facilities”) that allow for expanded borrowing capacity at a lower blended borrowing cost. The first arrangement is an inventory financing facility (the “Inventory Facility”) pursuant to the Loan and Security Agreement (the “Inventory Loan Agreement”) between the Company and Crossroads Financial Group, LLC, a North Carolina limited liability company (the “IF Lender”). Borrowings under the original Inventory Facility were permitted up to the lower of (i) $3.0 million, which amount was subsequently increased to $3.5 million as described below, and (ii) a borrowing base determined from time to time based on the value of the Company’s eligible inventory, valued at 75% of inventory costs or 85% of the inventory net orderly liquidation value, less the availability reserves. On April 20, 2021, the Company and the IF Lender entered into an amendment to the Inventory Loan Agreement to increase the maximum amount that may be available to the Company from $3.0 million to $3.5 million, subject to the borrowing base as set forth in the Inventory Loan Agreement. The outstanding indebtedness under the Inventory Facility accrues at an annual rate equal to the greater of (i) 5.75% and (ii) 4.00% plus the three-month LIBOR rate (3.07% and 0.21% at September 30, 2022 and December 31, 2021, respectively) and is also subject to a service fee of 1% per month. The annualized interest rate at September 30, 2022 and December 31, 2021, which includes interest fees, the annual facility fee, bank fees and other miscellaneous lender fees, was 23.4% and 22.4%, respectively. The Inventory Facility’s interest and service fees combined amount is subject to a minimum monthly fee of $18 thousand. There would be no breakage fee for the Company for the Inventory Facility if the Company were to refinance it with an American Bankers Association (“ABA”) equivalent institution. The Inventory Facility is secured by substantially all of the present and future assets of the Company and is also governed by an intercreditor agreement among the Company, the IF Lender and the RF Lender (defined below). The Inventory Facility term was automatically extended for one year on August 11, 2022, and now matures on August 11, 2023, subject to early termination upon demand by the IF lender with 90 days’ notice and otherwise in accordance with the terms of the Inventory Loan Agreement. The annual facility fee of $70 thousand was paid during September of 2022 upon renewal. During the third quarter of 2022, as a result of a reduction in borrowing base following an updated inventory appraisal, the IF Lender consented to the company reducing its excess borrowings over an 8-week transition period in accordance with an agreed over-allowance schedule. The term is automatically extended in successive one (1) year increments unless terminated by either party in accordance with the Inventory Loan Agreement.
The second arrangement is a receivables financing facility (the “Receivables Facility”) pursuant to the Loan and Security Agreement (the “Receivables Loan Agreement”) between the Company and Factors Southwest L.L.C. (d/b/a FSW Funding), an Arizona limited liability company (the “RF Lender”). Borrowings under the Receivables Facility are permitted up to the lower of (i) $2.5 million and (ii) a borrowing base determined from time to time based on the value of the Company’s eligible accounts receivable, valued at 90% of the face value of such accounts receivable, less availability reserves, if any. Interest on outstanding indebtedness under the Receivables Facility accrues at an annual rate equal to (i) the highest prime rate announced from time to time by the Wall Street Journal (6.25% at September 30, 2022 and 3.25% at December 31, 2021) plus (ii) 2%. At September 30, 2022 and December 31, 2021, the annualized interest rate, which includes interest fees and the annual facility fee, was 9.4% and 8.0%, respectively. The annualized interest rate on the collateral management fee was 6.0% at both September 30, 2022 and December 31, 2021. The Receivables Facility is also secured by substantially all of the present and future assets of the Company and is also governed by an intercreditor agreement among the Company, the IF Lender and the RF Lender. A $25 thousand, or 1%, facility fee was charged at closing. There would be no breakage fee for the Company for the Receivables Facility if the Company were to refinance it with an ABA equivalent institution. The Receivables Facility term was automatically extended for one year on August 11, 2022 and now matures on August 11, 2023, subject to early termination by either party in accordance with the terms of the Receivables Loan Agreement including by optional prepayment of the Receivables Facility along with an early termination fee, provided that the term is automatically extended in successive one (1) year increments unless terminated by either party in accordance with the Receivables Loan Agreement. The annual facility fee of $25 thousand was accrued for during September of 2022 upon renewal.
Borrowings under the Inventory Facility were $1.6 million and $1.2 million at September 30, 2022 and December 31, 2021, respectively. Borrowings under the Receivables Facility were $0.4 million and $1.0 million at September 30, 2022 and December 31, 2021, respectively. These Credit Facilities are recorded in the Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021 as a current liability under the caption “Credit line borrowings.” Outstanding balances include unamortized net issuance costs totaling $64 thousand and $84 thousand for the Inventory Facility and $21 thousand and $24 thousand for the Receivables Facility as of September 30, 2022 and December 31, 2021, respectively.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
Promissory Note Payable
On September 16, 2022, we entered into a short-term unsecured Promissory Note (the “2022 Promissory Note”) with Mei-Yun (Gina) Huang in the original principal amount of $0.5 million. Ms. Huang is a member of the Company’s board of directors. The total liability for the 2022 Promissory Note was $0.5 million at September 30, 2022. Please refer to Note 12, “Related Party Transaction” for further detail.
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
The total liability for the 2022 Streeterville Note, net of discount and financing fees, was $1.9 million at September 30, 2022. Unamortized loan discount and debt issuance costs for the 2022 Streeterville Note were $183 thousand at September 30, 2022.
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
The 2021 Streeterville Note has a maturity date of April 27, 2023, and accrues interest at 8% per annum, compounded daily, on the outstanding balance. The Company may prepay the amounts outstanding under the 2021 Streeterville Note at a premium, which is 5% during the first three months and 10% thereafter. Prepayments at the reduced rate in the first three months are limited to 50% of the outstanding balance. Beginning on November 1, 2021, Streeterville may require the Company to redeem up to $205 thousand of the 2021 Streeterville Note in any calendar month. The Company has the right on three occasions to defer all redemptions that Streeterville could otherwise require the Company to make during any calendar month, and Streeterville agreed to accept a fourth redemption deferral on the same terms during the third quarter of 2022. Each exercise of this deferral right by the Company will increase the amount outstanding under the 2021 Streeterville Note by 1.5%. The Company exercised this right twice during the fourth quarter of 2021, once during the second quarter of 2022 and once during the third quarter of 2022. The Company and Streeterville have agreed to exchange common stock for the required redemption in October 2022, totaling $205 thousand converted to equity.
The total liability for the 2021 Streeterville Note, net of discount and financing fees, was $0.4 million and $1.7 million at September 30, 2022 and December 31, 2021, respectively. Unamortized loan discount and debt issuance costs for the 2021 Streeterville Note were $61 thousand and $140 thousand at September 30, 2022 and December 31, 2021, respectively.
In the event our common stock is delisted from Nasdaq, the amount outstanding under the 2021 Streeterville Note will automatically increase by 15% as of the date of such delisting.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
PPP Loan
On April 17, 2020, the Company was granted a loan from KeyBank National Association (“KeyBank”) in the amount of approximately $795 thousand, pursuant to the Paycheck Protection Program (“PPP”) under Division A of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020. The funds were received on April 20, 2020 and accrued interest at a rate of 1% per annum. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. The entire principal balance and interest were forgiven by the Small Business Administration (“SBA”) on February 11, 2021. The $801 thousand forgiveness income was recorded as other income in the Condensed Consolidated Statements of Operations during the nine months ended September 30, 2021.
NOTE 8. INCOME TAXES
As a result of the operating loss incurred during each of the three and nine months ended September 30, 2022 and 2021, and after the application of the annual limitation set forth under Section 382 of the Internal Revenue Code of 1986, as amended (the “IRC”), it was not necessary to record a provision for U.S. federal income tax.
At September 30, 2022 and December 31, 2021, we had a full valuation allowance recorded against our deferred tax assets.
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
NOTE 9. STOCKHOLDERS’ EQUITY
June 2022 Private Placement
In June 2022, we completed the June 2022 Private Placement with certain institutional investors for the sale of 1,313,462 shares of our common stock at a purchase price of $1.30 per share. We also sold to the same institutional investors (i) June 2022 Pre-Funded Warrants to purchase 1,378,848 shares of common stock at an exercise price of $0.0001 per share and (ii) warrants to purchase up to an aggregate of 2,692,310 shares of common stock at an exercise price of $1.30 per share. In connection with the June 2022 Private Placement, we paid the placement agent commissions of $252 thousand, plus $35 thousand in expenses, and we also paid legal, accounting and other fees of $47 thousand. Total offering costs of $334 thousand have been presented as a reduction of additional paid-in capital and have been netted within equity in the Condensed Consolidated Balance Sheet as of September 30, 2022. Net proceeds to us from the June 2022 Private Placement were approximately $3.2 million. We determined the exercise price of the June 2022 Pre-Funded Warrants to be nominal and, as such, have considered the 1,378,848 shares underlying them to be outstanding effective June 7, 2022, for purposes of calculating net loss per share.
In July 2022, all of the June 2022 Pre-Funded Warrants were exercised. As of September 30, 2022, June 2022 Warrants to purchase an aggregate of 2,692,310 shares remained outstanding, with a weighted average exercise price of $1.30 per share. The exercise of the remaining June 2022 Warrants outstanding could provide us with cash proceeds of up to $3.5 million in the aggregate.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
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
In January 2022, all of the December 2021 Pre-Funded Warrants were exercised. As of September 30, 2022, December 2021 Warrants to purchase an aggregate of 1,278,413 shares remained outstanding, with an exercise price of $3.52 per share. The December 2021 Warrants expire on December 16, 2026. The exercise of the remaining December 2021 Warrants outstanding could provide us with cash proceeds of up to $4.5 million in the aggregate.
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

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
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
January 2020 Warrants issued to purchase an aggregate of 229,414 shares remain outstanding at September 30, 2022 with a weighted average exercise price of $3.67 per share. The exercise of warrants could provide us with cash proceeds of up to $0.8 million in the aggregate if all warrants are exercised. During the nine months ended September 30, 2022, no January 2020 Warrants were exercised. During the nine months ended September 30, 2021, 156,446 warrants were exercised resulting in total proceeds of $527 thousand.
As of September 30, 2022 and 2021, we had the following outstanding January 2020 warrants to purchase shares of common stock:

	As of September 30, 2022	As of September 30, 2021
	Number of Underlying Shares		Exercise Price	Expiration
Investor Warrants	187,734	269,180	$3.3700	January 13, 2025
Placement Agent Warrants	41,680	41,680	$4.9940	January 13, 2025
	229,414	310,860
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
September 30, 2022
(Unaudited)
Stock-based compensation
Stock-based compensation expense is attributable to stock options and restricted stock unit awards. For all stock-based awards, we recognize expense using a straight-line amortization method.
The following table summarizes stock-based compensation expense and the impact it had on operations for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Cost of sales	$—	$2	$2	$7
Product development	4	2	16	10
Selling, general, and administrative	13	35	97	370
Total stock-based compensation	$17	$39	$115	$387
Total unearned stock-based compensation was $0.2 million at September 30, 2022, compared to $0.3 million at September 30, 2021. These costs will be charged to expense and amortized on a straight-line basis in future periods. The weighted average period over which the unearned compensation at September 30, 2022 is expected to be recognized is approximately 2.5 years.
Stock options
The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. Estimates utilized in the calculation include the expected life of the option, risk-free interest rate, and expected volatility, and are further detailed below.

	Nine months ended September 30,
	2022	2021
Fair value of options issued	$0.77	$4.18
Exercise price	$0.95	$5.39
Expected life of options (in years)	6.1	6.2
Risk-free interest rate	3.0%	0.8%
Expected volatility	104.0%	96.5%
Dividend yield	0.0%	0.0%

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
A summary of option activity under all outstanding stock incentive plans for the nine months ended September 30, 2022 is presented as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)
Balance at December 31, 2021	267,109	$3.46
Granted	226,820	0.95
Exercised	(250)	1.45
Canceled/forfeited	(135,447)	3.03
Balance at September 30, 2022	358,064	$2.03	8.2

Vested and expected to vest at September 30, 2022	291,379	$2.21	7.9

Exercisable at September 30, 2022	118,920	$3.21	5.6

Restricted stock units
A summary of restricted stock unit activity under all outstanding stock incentive plans for the nine months ended September 30, 2022 is presented as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in years)
Balance at December 31, 2021	2,400	$7.14
Granted	40,000	1.40
Vested	(40,800)	1.51
Balance at September 30, 2022	1,600	$7.14	7.9

NOTE 10. COMMITMENTS AND CONTINGENCIES
Purchase Commitments
As of September 30, 2022, we had approximately $1.0 million in outstanding purchase commitments for inventory, of which $0.8 million is expected to ship in the fourth quarter of 2022 and $0.2 million is expected to ship in the first quarter of 2023 and beyond.
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
September 30, 2022
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
Under the amended guidelines, we are eligible to receive the ERTC for the second and third quarters of 2021. As part of the filing of our employer tax filings for the third quarter of 2021, we applied for and received a refund of $431 thousand, and we amended our filing for the second quarter of 2021, for which we expect to receive an additional refund of approximately $445 thousand. These amounts are recorded as other income in the Condensed Consolidated Statements of Operations during the quarter ended December 31, 2021, and the $445 thousand expected receivable is included in prepaid and other current assets in the Condensed Consolidated Balance Sheet as of September 30, 2022 and December 31, 2021.
PPP Loan
On April 17, 2020, the Company was granted a loan from KeyBank in the amount of approximately $795 thousand, pursuant to the PPP under the CARES Act, which was enacted on March 27, 2020. The funds were received on April 20, 2020 and accrued interest at a rate of 1% per annum. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. The entire principal balance and interest were forgiven by the SBA on February 11, 2021. The $801 thousand forgiveness income was recorded as other income in the Condensed Consolidated Statements of Operations during the nine months ended September 30, 2021.
NOTE 12. RELATED PARTY TRANSACTION
On September 16, 2022, we entered into the 2022 Promissory Note with Ms. Huang in the original principal amount of $0.5 million. Ms. Huang is a member of the Company’s board of directors. The 2022 Promissory Note is an unsecured obligation and has a maturity date of June 16, 2023, and accrues interest at 8% per annum, compounded daily, on the outstanding balance. The Company may prepay the amounts outstanding in whole or in part at any time prior to the maturity date. Upon the occurrence of an event of default under the 2022 Promissory Note, Ms. Huang may, at her option, declare the amount outstanding under the Note immediately due and payable. After the occurrence of an event of default, Ms Huang may elect to have interest accrue on the 2022 Promissory Note at a rate per annum of 10%, or such lesser rate as permitted under applicable law. The total liability for the 2022 Promissory Note was $0.5 million at September 30, 2022.
NOTE 13. SUBSEQUENT EVENTS
Unsecured Notes Payable
On November 9, 2022, the Company issued a short-term Promissory Note in favor of Mei-Yun (Gina) Huang in the original principal amount of $350 thousand. Ms. Huang previously provided $450 thousand of bridge financing in September 2022 on the substantially the same terms. Ms. Huang is a member of the Company’s board of directors.
The promissory note has a maturity date of nine months from the date of issuance and bears interest at an annual rate of eight percent. The outstanding principal balance and all accrued interest thereon are due and payable at the maturity date. The Company may prepay the amounts outstanding under the note in whole or in part at any time prior to the maturity date. Upon the occurrence of an event of default under the note, Ms. Huang may, at her option, declare the amount outstanding under the note immediately due and payable. After the occurrence of an event of default, Ms. Huang may elect to have interest accrue on the note at a rate per annum of ten percent, or such lesser rate as permitted under applicable law.
On November 4, 2022, the Company issued a short-term Promissory Note in favor of Jay Huang in the original principal amount of $250 thousand (the “Huang Note”). In October of 2022, Mr. Huang also provided $50 thousand of bridge financing on the substantially the same terms as the Huang Note.
The Huang Note has a maturity date of nine months from the date of issuance and bears interest at an annual rate of eight percent. The outstanding principal balance and all accrued interest thereon are due and payable at the maturity date. The Company may prepay the amounts outstanding under the Huang Note in whole or in part at any time prior to the maturity date. Upon the occurrence of an event of default under the Huang Note, Mr. Huang may, at his option, declare the amount outstanding under the Huang Note immediately due and payable. After the occurrence of an event of default, Mr. Huang

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
may elect to have interest accrue on the Huang Note at a rate per annum of ten percent, or such lesser rate as permitted under applicable law.
Exchange Agreement
On October 10, 2022, we entered into an Exchange Agreement (the “Exchange Agreement”) with Streeterville, to whom we previously sold and issued the 2021 Streeterville Note. Pursuant to the Exchange Agreement, the Company and Streeterville have agreed to (i) partition from the 2021 Streeterville Note a new Promissory Note (the “October Partitioned Note”) in the original principal amount of $205 thousand (the “October Exchange Amount”), (ii) cause the outstanding balance of the 2021Streeterville Note to be reduced by an amount equal to the October Exchange Amount, and (iii) exchange (the “Exchange”) the Partitioned Note for 385,918 shares (the “October Exchange Shares”) of the Company’s common stock.
The October Exchange was each priced at-the-market under Nasdaq rules pursuant to one or more exemptions from the registration requirements of the Securities Act of 1933, as amended. There are no gross proceeds to the Company in respect of the October Exchange, provided that the Exchange satisfied a redemption notice provided by Streeterville under the terms of the 2021 Streeterville Note, pursuant to which the Company otherwise would be required to redeem $205 thousand of the 2021 Streeterville Note in cash, respectively.

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
Overview
Energy Focus, Inc. engages primarily in the design, development, manufacturing, marketing and sale of energy-efficient lighting and controls systems. We develop, market and sell high quality light-emitting diode (“LED”) lighting and controls products in the commercial market and military maritime market (“MMM”), and expanded our offerings into the consumer market beginning in the fourth quarter of 2021. Our mission is to enable our customers to run their facilities, offices, homes and vessels with greater energy efficiency, productivity, and human health and wellness through advanced LED retrofit. Our goal is to be the human wellness lighting and LED lighting technology and market leader for the most demanding applications where performance, quality, value, environmental impact and health are considered paramount. We specialize in LED lighting retrofit by replacing fluorescent, high-intensity discharge lighting and other types of lamps in institutional buildings for primarily indoor lighting applications with our innovative, high-quality commercial and military-grade tubular LED (“TLED”) products, as well as other LED and lighting control products for commercial and consumer applications. After evaluating market demand and supply chain challenges for our ultraviolet-C light disinfection products, we have revised our marketing strategy to primarily focus on our MMM and commercial and industrial lighting and control products.
Net sales decreased 29% for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily driven by a 52% decrease in MMM sales year-over-year and a slight 3% decrease in sales of our commercial products. The sales cycles for the MMM is dependent on many factors, including the availability and prioritization of government funding, the timing and fulfillment of U.S. Navy awards, new ship construction, diversion of funds to other government needs, and the timing of vessel maintenance schedules, and our financial results reflect volatility from fluctuations in the timing, pace and size of MMM projects. However, we reinvested in our MMM sales channel with a strategic hire in the second quarter of 2022 and continue to pursue these opportunities, though the sales cycles for what are frequently made-to-order products are longer than commercial offerings. In our commercial markets, while we are beginning to see an uptick in customer projects and purchase commitments, the sales cycles can range from several months to over one year and our financial results also reflect volatility from the continued fluctuations in the timing, pace and size of commercial projects due to, among other reasons, the long-term effects on our customers of the coronavirus (“COVID-19”) pandemic.
Operating losses increased by $0.9 million, or 14%, in the first nine months of 2022 from the first nine months of 2021. The Company’s results reflect the challenges due to long and unpredictable sales cycles, delays in customer retrofit budgets and project starts, and supply chain issues, primarily related to supplier concentration and shipping costs exacerbated by the continuing effects of the COVID-19 pandemic. We have been challenged by continuing and intensifying aggressive price competition in the lighting industry, particularly in our retrofit market, as well as increased logistics expenses that are weighing on margins. We continued to incur losses and we have a substantial accumulated deficit, which continues to raise substantial doubt about our ability to continue as a going concern at September 30, 2022.
The COVID-19 pandemic in particular has, and may continue to have, a significant economic and business impact on us. We saw a slight improvement in commercial sales in the first half of 2022, following slowdowns in 2021 and 2020, as end customers in the healthcare, education, and commercial and industrial sectors delayed order placements in reaction to the impacts of the COVID-19 pandemic that caused our customers to suspend or postpone lighting retrofit projects due to budget and occupancy uncertainties. We remain cautious as our commercial sales reflect the volatility of large institutional end customers. Global supply chain and logistics challenges have further exacerbated slowdowns in customer projects, as well as impacted our margins, inventory availability and shipping strategies to respond to customer and supplier timelines.

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
Because the situation continues to evolve, we cannot reasonably estimate the ultimate impact of the COVID-19 pandemic to our business, results of operations, cash flows and financial position. Long-term impacts of the COVID-19 pandemic, as well as government actions in response thereto, could cause further disruptions to our operations and the operations of our customers, suppliers and logistics partners and could significantly adversely affect our near-term and long-term revenues, earnings, liquidity and cash flows. We will remain agile as an organization to respond to potential or continuing weakness in the macroeconomic environment and in the meantime expand sales channels and evaluate new consumer markets that we believe may provide additional growth opportunities.
It is our belief that the momentum of the efforts undertaken in 2021, as described in our 2021 Annual Report, along with our continuing efforts to date in 2022, including the development and launch of new and innovative products such as our EnFocusTM powerline controls platform, as well as our planned entry into the consumer markets with these new products, lowering of our fixed costs through improved lease arrangements and reduced headcount beginning in the second half of the year, and our plans to shift to more cost effective in-bound freight strategies, will over time result in improved sales and bottom-line performance for the Company. During the third quarter and into the fourth quarter of 2022, we have aggressively resized our organization and emphasized sales and operational execution, while also seeking lower cost, higher value opportunities in our supply chain.
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
Throughout 2021 and 2022, our MMM business continued to face challenges resulting from the delayed availability of government funding and the timing and prioritization of U.S. Navy awards, with several anticipated projects facing repeated and ongoing delays. We continue to pursue opportunities from the U.S. Navy and the government sector to minimize such volatility, and reinvested in our MMM sales channel with a strategic hire in the second quarter of 2022. MMM sales cycles are longer than commercial sales, and frequently are for made-to-order products, so we believe the impacts of this reinvestment are still building. Previously in our MMM business, significant efforts undertaken to reduce costs in our product offerings have positioned us to be more competitive along with improved production efficiencies. Additionally, we are an approved supplier for the General Services Administration (“GSA”) and many of our products are now listed in the GSA website for all federal and military agencies to view and order our products, a channel we hope to further develop. While we continue to aggressively seek to increase sales of our commercial products, we are reinvesting in the MMM business as we believe it offers us continued sales opportunities, in addition to validating our product quality and strengthening our brand trust in the marketplace. However, due to product mix impacts resulting from the continued impact of the COVID-19 pandemic on commercial sales, our current financial results are in part driven by, and reflect volatility in, our MMM sales.

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
At September 30, 2022, we had $41 thousand in cash and a total of $4.8 million of debt, net of discounts and unamortized debt costs. Total debt, net of discounts and unamortized debt costs, at September 30, 2022 included $1.6 million outstanding under our inventory financing facility (the “Inventory Facility”), $0.4 million outstanding under our receivables financing facility (the “Receivables Facility” and, together with the Inventory Facility, the “Credit Facilities”), $0.4 million outstanding on the 2021 Streeterville Note (as defined below), $1.9 million outstanding on the 2022 Streeterville Note (as defined below) and $0.5 million outstanding on the 2022 Promissory Note (as defined below). At September 30, 2022, we had no additional availability under the Inventory Facility and $0.2 million under the Receivables Facility. During the third quarter of 2022, as a result of a reduction in borrowing base following an updated inventory appraisal, the IF Lender consented to the company reducing its excess borrowings over an 8-week transition period in accordance with an agreed over-allowance schedule. Previously, on April 20, 2021, we entered into an amendment to the Loan and Security Agreement governing the Inventory Facility (the “Inventory Loan Agreement”) to increase the maximum amount that may be available to the Company from $3.0 million previously to $3.5 million, subject to the borrowing base as set forth in the Inventory Loan Agreement.
In September 2022, we entered into a short-term unsecured Promissory Note (the “2022 Promissory Note”) with Mei-Yun (Gina) Huang in the original principal amount of $0.5 million. Ms. Huang is a member of the Company’s board of directors. The 2022 Promissory Note has a maturity date of June 16, 2023, and accrues interest at 8% per annum, compounded daily, on the outstanding balance. The Company may prepay the amounts outstanding in whole or in part at any time prior to the maturity date. Upon the occurrence of an event of default under the 2022 Promissory Note, the Lender may, at its option, declare the amount outstanding under the 2022 Promissory Note immediately due and payable. After the occurrence of an event of default, the Lender may elect to have interest accrue on the 2022 Promissory Note at a rate per annum of 10%, or such lesser rate as permitted under applicable law.
In June 2022, we completed a private placement (the “June 2022 Private Placement”) with certain institutional investors for the sale of 1,313,462 shares of our common stock at a purchase price of $1.30 per share. We also sold to the same institutional investors (i) pre-funded warrants (the “June 2022 Pre-Funded Warrants”) to purchase 1,378,848 shares of common stock at an exercise price of $0.0001 per share and (ii) warrants (collectively with the June 2022 Pre-Funded Warrants, the “June 2022 Warrants”) to purchase up to an aggregate of 2,692,310 shares of common stock at an exercise price of $1.30 per share. In connection with the June 2022 Private Placement, we paid the placement agent commissions of $252 thousand, plus $35 thousand in expenses, and we also paid legal, accounting and other fees of $47 thousand. Total offering costs of $334 thousand have been presented as a reduction of additional paid-in capital and have been netted within equity in the Condensed Consolidated Balance Sheet as of September 30, 2022. Net proceeds to us from the June 2022 Private Placement were approximately $3.2 million.
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
The 2021 Streeterville Note has a maturity date of April 27, 2023, and accrues interest at 8% per annum, compounded daily, on the outstanding balance. The Company may prepay the amounts outstanding under the 2021 Streeterville Note at a premium, which is 5% during the first three months and 10% thereafter. Prepayments at the reduced rate in the first three months are limited to 50% of the outstanding balance. Beginning on the first day of the calendar month following the date that is six months after the date of purchase, Streeterville may require the Company to redeem up to $205 thousand of the 2021 Streeterville Note in any calendar month. The Company has the right on three occasions to defer all redemptions that Streeterville could otherwise require the Company to make during any calendar month, and Streeterville agreed to accept a fourth redemption deferral on the same terms during the third quarter of 2022. Each exercise of this deferral right by the Company will increase the amount outstanding under the 2021 Streeterville Note by 1.5%. The Company exercised this right twice during the fourth quarter of 2021, once during the second quarter of 2022, and once during the third quarter of 2022.
On October 10, 2022, we entered into an Exchange Agreement (the “Exchange Agreement”) with Streeterville, to whom we previously sold and issued the 2021 Streeterville Note. Pursuant to the Exchange Agreement, the Company and Streeterville have agreed to (i) partition from the 2021 Streeterville Note a new Promissory Note (the “Partitioned Note”) in the original principal amount of $205 thousand (the “Exchange Amount”), (ii) cause the outstanding balance of the 2021 Streeterville Note to be reduced by an amount equal to the Exchange Amount, and (iii) exchange (the “Exchange”) the Partitioned Note for 385,918 shares (the “Exchange Shares”) of the Company’s common stock.
The October Exchange was priced at-the-market under the rules of The Nasdaq Stock Market (“Nasdaq”) pursuant to one or more exemptions from the registration requirements of the Securities Act. There were no gross proceeds to the Company in respect of the October Exchange, provided that the Exchange satisfied a redemption notice provided by Streeterville under the terms of the 2021 Streeterville Note, pursuant to which the Company otherwise would be required to redeem $205 thousand of the 2021 Streeterville Note in cash, respectively.

Results of operations
The following table sets forth items in our Condensed Consolidated Statements of Operations as a percentage of net sales for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	109.2	79.5	101.5	79.8
Gross (loss) profit	(9.2)	20.5	(1.5)	20.2

Operating expenses:
Product development	20.7	14.7	23.0	19.1
Selling, general, and administrative	102.2	71.6	111.1	86.5
Loss on write-off of fixed assets	4.3	—	1.4	—
Restructuring recovery	—	—	—	(0.3)
Total operating expenses	127.2	86.3	135.5	105.3
Loss from operations	(136.4)	(65.8)	(137.0)	(85.1)

Other expenses (income):
Interest expense	13.3	6.4	12.8	7.0
Gain on forgiveness of Paycheck Protection Program loan	—	—	—	(10.7)
Other income	—	(31.4)	(0.6)	(11.6)
Other expenses	1.1	0.5	0.9	0.6

Net loss	(150.8)%	(41.3)%	(150.1)%	(70.4)%

Net sales
A further breakdown of our net sales is presented in the following table (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Commercial	$1,288	$1,522	$3,397	$3,513
MMM products	476	1,227	1,908	3,947
Total net sales	$1,764	$2,749	$5,305	$7,460
Net sales of $1.8 million for the third quarter of 2022 decreased $1.0 million, or 36%, compared to third quarter of 2021 net sales of $2.7 million, primarily driven by a decrease in MMM sales of $0.8 million, or 61%, and a decrease of $0.2 million, or 15%, of commercial products sales. Net MMM product sales decreased in the third quarter of 2022 compared to the same period in 2021, mainly due to availability and prioritization of government project funding and the delayed timing of expected orders. The decrease in commercial product sales in the third quarter of 2022 reflects (i) volatility of sales to large institutional customers; (ii) fluctuations in the timing and pace of commercial projects, including where lead times extended into the subsequent quarter; and (iii) lingering macroeconomic supply chain impacts as a result of the COVID-19 pandemic.
Net sales of $5.3 million for the first nine months of 2022 decreased $2.2 million, or 29%, compared to the same period in 2021, primarily driven by a decrease in MMM product sales. Net sales of our MMM products decreased mainly due to availability of government funding and the delayed timing of expected orders in the first nine months of 2022. Net sales of our commercial products decreased in the first nine months of 2022 compared to the same period of 2021, reflecting the impact of decreased commercial sales during the third quarter of 2022 as well as the impacts in the timing, pace and size of commercial projects.

Gross Loss
Gross loss was $(0.2) million, or (9)% of net sales, for the third quarter of 2022. This compares with gross profit of $0.6 million, or 21% of net sales, in the third quarter of 2021. The year-over-year decrease in gross profit was driven by (i) lower sales volume, an unfavorable impact of $0.3 million, or 20% of net sales; (ii) an unfavorable product mix impact of approximately $0.2 million, or 13% of net sales; (iii) an unfavorable net impact of $0.3 million, or 16% of net sales, from our inventory reduction project; and (iv) a favorable impact from the reduction in fixed costs of $0.1 million or 2% of net sales. Gross loss for the third quarter of 2022 also included unfavorable freight-in variances of $0.1 million, or 6% of net sales, while gross profit for the third quarter of 2021 included favorable price and usage variances for material and labor of $0.4 million, or 19% of net sales.
Gross loss was $(0.1) million, or (2)% of net sales, for the first nine months of 2022 compared to a gross profit of $1.5 million, or 20% of net sales, for the first nine months of 2021. The decrease was primarily related to (i) lower sales volume, which was an unfavorable impact of $0.8 million, or 16% of net sales; (ii) an unfavorable impact from product mix of $0.8 million, or 16% of net sales; (iii) an unfavorable net impact of approximately $0.6 million, or 11% of net sales, mainly from the unfavorable net changes related to the inventory reduction project versus 2021; and (iv) a favorable impact of approximately $0.6 million, or 3% of net sales, from the reduction of fixed costs. The gross loss for the first nine months of 2022 included unfavorable freight-in variances of $0.4 million, or 7% of net sales. Gross profit for the first nine months of 2021 included favorable price and usage variances for material and labor of $0.6 million, or 12% of net sales, and unfavorable inventory and warranty reserves recorded of $0.1 million, or 2% of net sales.
Operating expenses
Product development
Product development expenses include salaries and related expenses, contractor and consulting fees, legal fees, supplies and materials, as well as overhead, such as depreciation and facility costs. Product development costs are expensed as they are incurred.
Product development expenses were $0.4 million for the third quarter of 2022, down 9% from the third quarter of 2021. Product development expenses primarily relate to the development of our next generation of EnFocusTM and RedCap® products.
Product development expenses were $1.2 million for the first nine months of 2022, a $0.2 million decrease compared to $1.4 million for the first nine months of 2021. The decrease is primarily related to payroll expense and product testing associated with the development and launch of our ultraviolet-C light disinfection product portfolio in 2021.
Selling, general and administrative
Selling, general and administrative expenses were $1.8 million for the third quarter of 2022, down 8% as compared to $2.0 million in the third quarter of 2021. The decrease in expenses from the third quarter of 2021 primarily relates to reductions of $0.2 million in payroll and payroll related expenses and $0.1 million in trade show and other marketing expenses. These decreases were offset by an increase of $0.1 million in professional fees.
Selling, general and administrative expenses were $5.9 million for the first nine months of 2022, compared to $6.5 million for the first nine months of 2021. The decrease is primarily due to decreases in payroll of $0.9 million, offset by increases in trade show and other marketing costs of $0.1 million, severance costs of $0.1 million and recruiting and relocation fees of $0.1 million.
Restructuring
No restructuring expense was recorded for the three and nine months ended September 30, 2022. For the three months ended September 30, 2021, approximately $1 thousand in restructuring expense was recorded, and for the nine months ended September 30, 2021, approximately $21 thousand in restructuring credits were recorded. All restructuring credits are related to the cost and offsetting sub-lease income for the lease obligations for the former New York, New York office, which ended as of June 30, 2021.

Other Expense (Income)
Interest expense
Interest expense was $0.2 million for the third quarter of 2022, compared to interest expense of $0.2 million for the third quarter of 2021. Interest expense is primarily related to interest and amortization attributable to the 2021 Streeterville Note, the 2022 Streeterville Note and the Credit Facilities. The actual cash interest paid in each of the third quarter of 2022 and the third quarter of 2021 was $0.1 million.
Interest expense was $0.7 million for the first nine months of 2022, compared to interest expense of $0.5 million for the first nine months of 2021. The increase in interest expense was primarily related to interest and amortization attributable to the 2022 Streeterville Note. The actual cash interest paid for each of the nine months ended September 30, 2022 and the nine months ended September 30, 2021 was $0.3 million.
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
Other income and expenses
Other expenses were $20 thousand for the third quarter of 2022, compared to other expenses of $15 thousand for the third quarter of 2021. Other expenses were $49 thousand for the nine months ended September 30, 2022, compared to other expenses of $47 thousand for the nine months ended September 30, 2021. Other expenses are mainly comprised of bank and collateral management fees.
Other income of $30 thousand for the first nine months of 2022 relates to an aged customer credit balance the Company had been carrying for which the customer had not responded to various inquiries. This credit was taken to income during the first quarter of 2022.

Provision for income taxes
Due to the operating losses incurred during the three and nine months ended September 30, 2022 and 2021, and after application of the annual limitation set forth under Section 382 of the Internal Revenue Code of 1986, as amended, it was not necessary to record a provision for U.S. federal income tax or various state income taxes as income tax benefits are fully offset by a valuation allowance recorded.
Net loss
For the three months ended September 30, 2022, our net loss of $2.7 million increased 134% over the net loss for the three months ended September 30, 2021 of $1.1 million. The increase is mainly due to lower net sales in the third quarter of 2022.
For the nine months ended September 30, 2022, our net loss of $8.0 million increased 52% over the net loss for the nine months ended September 30, 2021 of $5.3 million. The increase is mainly due to lower net sales in the first three quarters of 2022, the gain on the forgiveness of the PPP loan of $0.8 million recorded in the first quarter of 2021 and the $0.9 million other income recorded during the third quarter of 2021 for the ERTC funds.

Financial condition
At September 30, 2022, we had $41 thousand in cash and a total of $4.8 million of debt, including $1.6 million outstanding under our Inventory Facility, $0.4 million outstanding under our Receivables Facility, $0.4 million outstanding on the 2021 Streeterville Note, $1.9 million outstanding on the 2022 Streeterville Note, and $0.5 million outstanding on the 2022 Promissory Note. At September 30, 2022, we no additional availability under the Inventory Facility and $0.2 million under the Receivables Facility. We have historically incurred substantial losses, and as of September 30, 2022, we had an accumulated deficit of $146.7 million. Additionally, our sales have been concentrated among a few major customers and for the nine months ended September 30, 2022, three customers accounted for approximately 38% of net sales.
As a result of the restructuring actions and initiatives described in Note 3. “Restructuring,” we have previously reduced our operating expenses to be more commensurate with our expected sales volumes. In the second and third quarters of 2022, we repeatedly revisited cost reduction opportunities and further reduced operating expenses for the second half of 2022. However, we continue to incur losses and have a substantial accumulated deficit, and substantial doubt about our ability to continue as a going concern continues to exist at September 30, 2022.
Throughout 2021 and 2022, we have continued to evaluate and assess financing and other strategic options as we seek to achieve profitability. We plan to continue to develop advanced lighting and lighting control technologies and introduce impactful new products surrounding EnFocusTM, our patented, breakthrough powerline control platform. We also continue to believe our proprietary RedCap® emergency backup lighting system also addresses a market need and will continue to help drive commercial sales for us as it has been well received in the market.
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
As described in Note 9, “Stockholders’ Equity,” we also raised approximately $3.2 million of net proceeds upon the issuance of common stock and June 2022 Warrants in connection with the June 2022 Private Placement, $4.0 million of net proceeds upon the issuance of common stock and December 2021 Warrants in connection with the December 2021 Private Placement, and approximately $4.5 million of net proceeds upon the issuance of common stock in connection with the June 2021 Equity Offering. As described in Note 7, “Debt”, in September 2022, April 2022 and April 2021, we obtained net proceeds from bridge financing of approximately $0.5 million, $1.8 million and $1.5 million, respectively. Also in April 2021, we expanded the borrowing capacity on one of our revolving credit facilities.
The restructuring and cost cutting initiatives taken throughout 2021 and 2022, as well as the June 2022 Private Placement, the December 2021 Private Placement and the June 2021 Equity Offering that strengthened our balance sheet, our credit facility capacity increase and bridge financing in April 2021 and April 2022, and the funds we expect to receive related to the ERTC (see Note 11, “Other Income” for details), were all designed to allow us to effectively execute these strategies. However, our efforts may not occur as quickly as we envision or be successful due to the long sales cycle in our industry, the willingness of our suppliers to continue partnering with us, the corresponding time required to ramp up sales from new products, markets, and customers into this sales cycle, the timing of introductions of additional new products, significant competition, potential sales volatility given our customer concentration, numerous interruptions and cost increases in the supply chain globally, and the long-term economic impact from the COVID-19 pandemic that has significantly diminished the interest and activities for our customers’ lighting retrofit projects until occupancy returns to more normal levels, among other factors.

Additionally, global supply chain and logistics constraints are impacting our inventory purchasing strategy, as we seek to manage shortages of available components, longer lead times in obtaining components, and the willingness of our suppliers to continue providing timely and cost-effective products, while balancing the development and implementation of an inventory reduction plan. Disruptions in global logistics networks are also impacting our lead times and ability to efficiently and cost-effectively transport products from our third-party suppliers to our facility. As a result, we will continue to review and pursue selected external funding sources to ensure adequate financial resources to execute across the timelines required to achieve these objectives including, but not limited to, the following:
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
There can be no assurance that we will obtain funding on acceptable terms, in a timely fashion, or at all. Obtaining additional funding contains risks, including:
•additional equity financing may not be available to us on satisfactory terms, particularly in light of the current price of our common stock, and any equity we are able to issue could lead to substantial dilution for current stockholders and have rights, preferences and privileges senior to our common stock;
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
If we are unable to find a permanent chief financial officer, it may be more difficult to obtain additional financing on satisfactory terms or at all. If we fail to obtain the required additional financing to sustain our business before we are able to produce levels of revenue to meet our financial needs, we will need to delay, scale back or eliminate our growth plans and further reduce our operating costs and headcount, each of which would have a material adverse effect on our business, future prospects, and financial condition. A lack of additional funding could also result in our inability to continue as a going concern and force us to sell certain assets or discontinue or curtail our operations and, as a result, investors in the Company could lose their entire investment.
Considering both quantitative and qualitative information, we continue to believe that the combination of our plans to ensure adequate external funding, timely re-organizational actions, current financial position, liquid resources, obligations due or anticipated within the next year, development and implementation of an excess inventory reduction plan, plans and initiatives in our research and development, product development and sales and marketing, and development of potential channel partnerships, if adequately executed, could provide us with an ability to finance our operations through the next twelve months and may mitigate the substantial doubt about our ability to continue as a going concern.
On August 23, 2022, we received a written notice (the “Notice”) from Nasdaq’s Listing Qualifications staff (the “Staff”) that the Company is not in compliance with the requirement to maintain a minimum closing bid price of $1.00 per share, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”), because the closing bid price of our common stock was below $1.00 per share for 30 consecutive business days. The Notice does not impact the listing of our common stock on The Nasdaq Capital Market at this time. The Notice provided that, in accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has a period of 180 calendar days from the date of the Notice, or until February 20, 2023, to regain compliance with the Bid Price Requirement. During this period, our common stock will continue to trade on The Nasdaq Capital Market. However, there can be no assurance that the Company will be able to regain compliance with the rule or will otherwise be in compliance with other Nasdaq listing criteria. If we are unable to regain compliance, Nasdaq may make a determination to delist our common stock.
On August 17, 2020, we received a letter from the Staff notifying us that we were no longer in compliance with Nasdaq Listing Rule 5550(b)(1), which requires listed companies to maintain stockholders’ equity of at least $2,500,000 if they do not meet the alternative compliance standards relating to the market value of listed securities or net income from continuing operations (the “Minimum Stockholders’ Equity Rule”). Our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020, filed on August 13, 2020, reflected that our stockholders’ equity as of June 30, 2020 was $1,714,000. Based on our timely submission of our plan to regain compliance, Nasdaq granted us an extension through February 15, 2021 to regain compliance with the Minimum Stockholders’ Equity Rule. In accordance with one part of the plan submitted to the Staff, we successfully modified our outstanding January 2020 Warrants and in December 2020, we reclassified $1.4 million from warrant liability into equity. On January 20, 2021, we received a letter from the Staff notifying us that, on a conditional basis, Nasdaq has determined that we have regained compliance with the Minimum Stockholders’ Equity Rule. At December 31, 2020, our stockholders’ equity was $4,255,000, satisfying the Minimum Stockholders’ Equity Rule. At

December 31, 2021, our stockholders’ equity was $6,209,000 and at September 30, 2022, our stockholders’ equity was $1,526,000.
Liquidity and capital resources
Cash
At September 30, 2022, our cash balance was approximately $41 thousand, compared to approximately $2.7 million at December 31, 2021.
The following summarizes cash flows from operating, investing, and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows included in Part I, Item 1, “Financial Statements,” of this Quarterly Report (in thousands):

	Nine months ended September 30,
	2022	2021
Net cash used in operating activities	$(6,241)	$(8,420)

Net cash used in investing activities	$(41)	$(311)

Net cash provided by financing activities	$3,641	$6,934
Net cash used in operating activities
Net cash used in operating activities was $6.2 million for the nine months ended September 30, 2022. The net loss was $8.0 million and was adjusted for non-cash items, including depreciation and amortization, stock-based compensation, provisions for inventory, warranty, and accounts receivable reserves and working capital changes. During the nine months ended September 30, 2022, we generated $1.5 million from inventory, $0.2 million through the timing of collection of accounts receivable, and $0.2 million from changes in prepaid and other assets. We used $0.1 million from accounts payable due to the timing of inventory receipts and payments, $0.5 million due to changes in accrued and other liabilities (primarily due to a decrease in accrued payroll), and $0.3 million from changes in deferred revenue.
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
Net cash used in investing activities
Net cash used in investing activities was $41 thousand for the nine months ended September 30, 2022 and resulted primarily from the purchase of tooling.
For the nine months ended September 30, 2021, net cash used in investing activities was $311 thousand and resulted primarily from the purchase of software and a development of the mUVeTM ultraviolet-C light disinfection robot. The mUVeTM ultraviolet-C light disinfection robots were fully written off in the third quarter of 2022.

Net cash provided by financing activities
Net cash provided by financing activities during the nine months ended September 30, 2022 was $3.6 million, primarily related to proceeds of $450 thousand from the 2022 Promissory Note, net proceeds of $1.8 million from the 2022 Streeterville Note and net proceeds of $3.2 million from the June 2022 Private Placement. These proceeds were offset slightly by $1.4 million in payments made against the 2021 Streeterville Note and $0.2 million in net payments made on the Credit Facilities.
During the nine months ended September 30, 2022, all of the December 2021 Pre-Funded Warrants as well as the June 2022 Pre-Funded Warrants were exercised. As of September 30, 2022, June 2022 Warrants to purchase an aggregate of 2,692,310 shares remained outstanding, with a weighted average exercise price of $1.30 per share. The exercise of the remaining June 2022 Warrants outstanding could provide us with cash proceeds of up to $3.5 million in the aggregate. Also at September 30, 2022, December 2021 Warrants to purchase an aggregate of 1,278,413 shares remained outstanding with an exercise price of $3.52 per share. January 2020 Warrants to purchase an aggregate of 229,414 shares remain outstanding at September 30, 2022, with a weighted average exercise price of $3.67 per share. The exercise of the remaining outstanding December 2021 Warrants and January 2020 Warrants could provide us with cash proceeds of up to $4.5 million and $0.8 million, respectively.
Net cash provided by financing activities during the nine months ended September 30, 2021 was $6.9 million, primarily related to $4.5 million of net proceeds from the June 2021 Equity Offering, $1.5 million of net proceeds from the 2021 Streeterville Note, proceeds from the exercise of 156,446 warrants of $0.5 million and net proceeds from the Credit Facilities of $0.3 million. Investors in the January 2020 Equity Offering received warrants to purchase shares of our common stock, of which warrants to purchase an aggregate of 310,860 shares remained outstanding at September 30, 2021 with a weighted average exercise price of $3.59 per share.
Contractual and other obligations
Commitments
As of September 30, 2022, we had approximately $1.0 million in outstanding purchase commitments for inventory, of which $0.8 million is expected to ship in the fourth quarter of 2022 and $0.2 million is expected to ship in the first quarter of 2023 and beyond.
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
For the three months ended September 30, 2022, sales to a regional commercial lighting retrofit company accounted for approximately 32% of net sales. For the three months ended September 30, 2021, sales to our primary distributor for the U.S. Navy, a U.S. Navy shipbuilder, and a regional commercial lighting retrofit company accounted for approximately 19%, 17% and 27% of net sales, respectively. When sales to our primary distributor for the U.S. Navy are combined with sales to shipbuilders for the U.S. Navy, total net sales of products for the U.S. Navy comprised approximately 36% of net sales for the same period.

For the nine months ended September 30, 2022, sales to our primary distributor for the U.S. Navy, a regional commercial lighting retrofit company, and a commercial building system provider, accounted for approximately 13%, 15%, and 10% of net sales, respectively. When sales to our primary distributor for the U.S. Navy are combined with sales to shipbuilders for the U.S. Navy, total net sales of products for the U.S. Navy comprised approximately 17% of net sales for the same period. For the nine months ended September 30, 2021, sales to our primary distributor for the U.S. Navy, a U.S. Navy shipbuilder, and a regional commercial lighting retrofit company accounted for approximately 33%, 10% and 17% of net sales, respectively. When sales to our primary distributor for the U.S. Navy are combined with sales to shipbuilders for the U.S. Navy, total net sales of products for the U.S. Navy comprised approximately 43% of net sales for the same period.
A regional commercial lighting retrofit company, a commercial building systems provider, and a U.S. Navy mechanical contractor accounted for approximately 25%, 12%, and 12% of net trade accounts receivable, respectively, at September 30, 2022. At December 31, 2021, a distributor to the U.S. Department of Defense accounted for 20% of our net trade accounts receivable and a shipbuilder for the U.S. Navy accounted for 36% of our net trade accounts receivable.
One offshore supplier accounted for approximately 17% and 18%, respectively, of our total expenditures for the three and nine. months ended September 30, 2022. For the three and nine months ended September 30, 2021, one offshore supplier accounted for approximately 19% and 30%, respectively, of total expenditures.
At September 30, 2022, one offshore supplier accounted for approximately 45% of our trade accounts payable balance. At December 31, 2021, this offshore supplier accounted for approximately 60% of our trade accounts payable balance.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including our Chief Executive Officer who also serves as our principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.
Pursuant to Rule 13a-15(b) under the Exchange Act, our management must evaluate, with the participation of our Chief Executive Officer, the effectiveness of our disclosure controls and procedures, as of September 30, 2022, the end of the period covered by this Quarterly Report. Management, with the participation of our Chief Executive Officer, did evaluate the effectiveness of our disclosure controls and procedures as of the end of period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.
Changes in internal control over financial reporting
During the quarterly period covered by this Quarterly Report, there have not been any changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2022, we were not involved in any material legal proceedings.
ITEM 1A. RISK FACTORS
As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this item.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
On November 9, 2022, the Company issued a short-term Promissory Note in favor of Mei-Yun (Gina) Huang in the original principal amount of $350 thousand. Ms. Huang previously provided $450 thousand of bridge financing in September 2022 on the substantially the same terms. Ms. Huang is a member of the Company’s board of directors.
The promissory note has a maturity date of nine months from the date of issuance and bears interest at an annual rate of eight percent. The outstanding principal balance and all accrued interest thereon are due and payable at the maturity date. The Company may prepay the amounts outstanding under the note in whole or in part at any time prior to the maturity date. Upon the occurrence of an event of default under the note, Ms. Huang may, at her option, declare the amount outstanding under the note immediately due and payable. After the occurrence of an event of default, Ms. Huang may elect to have interest accrue on the note at a rate per annum of ten percent, or such lesser rate as permitted under applicable law.
On November 4, 2022, the Company issued a short-term Promissory Note in favor of Jay Huang in the original principal amount of $250 thousand (the “Huang Note”). In October of 2022, Mr. Huang also provided $50 thousand of bridge financing on the substantially the same terms as the Huang Note.
The Huang Note has a maturity date of nine months from the date of issuance and bears interest at an annual rate of eight percent. The outstanding principal balance and all accrued interest thereon are due and payable at the maturity date. The Company may prepay the amounts outstanding under the Huang Note in whole or in part at any time prior to the maturity date. Upon the occurrence of an event of default under the Huang Note, Mr. Huang may, at his option, declare the amount outstanding under the Huang Note immediately due and payable. After the occurrence of an event of default, Mr. Huang may elect to have interest accrue on the Huang Note at a rate per annum of ten percent, or such lesser rate as permitted under applicable law.

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

10.1+	Chief Executive Officer Offer Letter dated September 6, 2022 between Lesley A. Matt and Energy Focus, Inc.
10.2
Promissory Note, dated as of September 16, 2022, by and between the Company and Mei-Yun Huang (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 22, 2022).

10.3	Promissory Note, dated as of October 27, 2022, by and between the Company and Jay Huang
10.4	Promissory Note, dated as of November 4, 2022, by and between the Company and Jay Huang
10.5	Promissory Note, dated as of November 9, 2022, by and between the Company and Mei-Yun Huang
31.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1++	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101
The following financial information from our Quarterly Report for the quarter ended September 30, 2022, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2022 and December 31, 2021, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2022 and 2021, (v) Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2022 and 2021, and (vi) the Notes to Condensed Consolidated Financial Statements.

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

ENERGY FOCUS, INC.

Date:	November 10, 2022	By:	/s/ Lesley A. Matt
Lesley A. Matt
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)