Form 10-K
period 2022-12-31
ENERGY FOCUS, INC/DE
filed 2023-03-23
CIK 924168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the Company’s common stock held by non-affiliates of the Company was approximately $9.5 million as of June 30, 2022, the last day of the Company’s most recently completed second fiscal quarter, when the last reported sales price was $1.30 per share.
Number of the registrant’s shares of common stock outstanding as of March 17, 2023: 18,133,100.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission relative to the registrant’s 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

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
•our ability to regain and maintain compliance with the continued listing standards of The Nasdaq Stock Market (“Nasdaq”);
•our ability to refinance or extend maturing debt on acceptable terms or at all;
•our ability to continue as a going concern for a reasonable period of time;
•our ability to realize synergies with our strategic investor;
•instability in the U.S. and global economies and business interruptions experienced by us, our customers and our suppliers, particularly in light of supply chain constraints and other long-term impacts of the coronavirus (“COVID-19”) pandemic;
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
•our ability to diversify our reliance on a limited number of third-party suppliers and development partners, our ability to manage third-party product development and obtain critical components and finished products on acceptable terms and of acceptable quality despite ongoing global supply chain challenges, and the impact of our fluctuating demand on the stability of such suppliers;
•our ability to timely, efficiently and cost-effectively transport products from our third-party suppliers by ocean marine and other logistics channels despite global supply chain and logistics disruptions;
•the impact of any type of legal inquiry, claim or dispute;
•the macro-economic conditions, including rising interest rates and recessionary trends, in the United States and in other markets in which we operate or secure products, which could affect our ability to obtain raw materials, component parts, freight, energy, labor, and sourced finished goods in a timely and cost-effective manner;
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

ITEM 1. BUSINESS
Overview
Energy Focus, Inc. engages primarily in the design, development, manufacturing, marketing and sale of energy-efficient lighting systems and controls. We develop, market and sell high quality light-emitting diode (“LED”) lighting and controls products in the commercial market and military maritime market (“MMM”), and expanded our offerings into the consumer market in the fourth quarter of 2021. Our mission is to enable our customers to run their facilities, offices and homes with greater energy efficiency, productivity, and human health and wellness through advanced LED retrofit solutions. Our goal is to be the human wellness lighting and LED lighting technology and market leader for the most demanding applications where performance, quality, value, environmental impact and health are considered paramount. We specialize in LED lighting retrofit by replacing fluorescent, high-intensity discharge (“HID”) lighting and other types of lamps in institutional buildings for primarily indoor lighting applications with our innovative, high-quality commercial and military-grade tubular LED (“TLED”) products, as well as other LED and lighting control products for commercial and consumer applications. In late 2020, we announced the launch of ultraviolet-C light disinfection (“UVCD”) products. After evaluating market demand and supply chain challenges for our UVCD products, we revised our business strategy to primarily focus on LED lighting and controls products for our MMM and commercial and industrial lighting and control products. We are also evaluating adjacent technologies including Gallium Nitride (“GaN”) based power supplies and opportunities for energy solutions products that support sustainability in our existing channels.

In 2022, we recommitted to building upon the transformation activities started during 2019 and 2020 that sought to stabilize and regrow our business. These efforts include the following key developments that occurred during 2022:
•We hired a permanent Chief Executive Officer in September 2022, following a period of interim leadership by our Lead Independent Director after the departure of our previous Chief Executive Officer in February 2022 and Chief Financial Officer and Chief Operating Officer in May 2022.
•We continued development of the second generation of EnFocus™ powerline control switches and circadian lighting system for commercial markets, which as a result of supply chain challenges we now plan to launch in 2023. EnFocus™ powerline control enables buildings to have dimmable, color tunable and circadian-ready lighting using existing wiring, without requiring laying additional cables or any wireless communication systems, through a relatively simple upgrade with EnFocus™ switches and EnFocus™ LED lamps. This upgrade offers a simpler, more secure, affordable and environmentally sustainable solution compared with replacing entire luminaire fixtures and incorporating additional wired or wireless communication.
•We reinvested in our MMM sales channel with a strategic hire in the second quarter of 2022 and are pursuing existing and new sales opportunities, though the sales cycles for what are frequently made-to-order products are longer than commercial offerings.
•Beginning in July 2022, we reduced our warehouse square footage, and undertook an inventory reduction project throughout 2022 focused on reducing our highly reserved commercial finished good inventory.
•The Company has aggressively re-evaluated operating expenses, and reduced our workforce significantly throughout the year to manage fixed costs.
•We continued to seek additional external funding alternatives and sources to support our growth strategies, plans and initiatives:
◦In April 2022, we entered into a note purchase agreement with Streeterville Capital, LLC (“Streeterville”) pursuant to which we sold and issued to Streeterville a promissory note in the principal amount of approximately $2.0 million, with net proceeds of approximately $1.8 million.
◦ In June 2022, we completed a private placement (the “June 2022 Private Placement”) with certain institutional investors pursuant to which we agreed to issue and sell (i) 1,313,462 shares of our common stock, (ii) pre-funded warrants (“June 2022 Pre-Funded Warrants”) to purchase 1,378,848 shares of common stock at an exercise price of $0.0001 per share and (iii) warrants (the “June 2022 Warrants,” and collectively with the June 2022 Pre-Funded Warrants, the “June 2022 Warrants”) to purchase up to an aggregate of 2,692,310 shares of common stock at an exercise price of $1.30 per share. Net proceeds from the June 2022 Private Placement were approximately $3.2 million.
◦ From September 2022 to December 2022, we secured short-term unsecured bridge financing of $800 thousand from a member of our board of directors (the “Board of Directors”) and an aggregate of $650 thousand of short-term unsecured bridge financing from private parties, all of which was converted into equity in January 2023 at the time of a strategic investment by Sander Electronics.

◦ In October 2022 and December 2022, we repaid a previously outstanding promissory note with Streeterville by exchanging an aggregate of the approximately $330 thousand amount outstanding for common stock priced at-the-market.
◦ During January 2023, we sold an aggregate of $250 thousand of common stock to a member of our Board of Directors in private placements at fair market value, and also converted the approximately $809 thousand amount outstanding on previously issued short term promissory notes issued to that director as discussed above at fair market value.
◦ In January 2023, we sold an aggregate of $2.7 million of common stock to certain purchasers associated with Sander Electronics, Inc., including conversion of the approximately $609 thousand amount outstanding on previously outstanding short-term promissory notes as discussed above, priced at-the-market.
◦ In January 2023, we amended our inventory lending facility with Crossroads Financial Group, LLC (the “Inventory Facility”), reducing the maximum availability to $500 thousand, reducing monthly fees and paying down an aggregate of $1 million in January and February 2023.
◦ In January 2023, we amended the terms of our outstanding promissory note with Streeterville, agreeing to make $750 thousand in payments in 2023 and deferring other payments until 2024.
◦ In February 2023, we agreed to terminate our accounts receivable lending facility with Factors Southwest L.L.C. (d/b/a FSW Funding) (the “Receivables Facility” and, together with the Inventory Facility, the “Credit Facilities”), reducing our monthly borrowing costs.
◦ In February 2023, we sold an aggregate of $400 thousand of common stock to a member of our Board of Directors in a private placement at fair market value.

During 2022, we continued to broaden our product distribution network by engaging with new lighting agencies and energy service companies (“ESCOs”). We also redoubled our efforts from 2020 and 2021 to streamline our operations by closely managing all spending done throughout the Company, while investing in new products and strategies that sought to reenergize sales.
Throughout 2022, due to lingering economic and building occupancy impacts from the COVID-19 pandemic, we experienced continuing weakness in commercial sales as our customers in the healthcare, education, and commercial and industrial sectors put lighting retrofit projects on hold or delayed order placements. We continue to monitor the long-term impact of the COVID-19 pandemic on our customers, suppliers and logistics providers, and to evaluate governmental pandemic response. Although the significance and duration of the ongoing impact on our customers and us is still uncertain, and the specific timing of business recovery from the impact of the COVID-19 pandemic is still difficult to predict, we remain optimistic that facility capital budgets will start unfreezing, commercial building occupancy will rise, and our growth efforts will further impact our financial performance in a positive way.
We will seek to remain agile as an organization to respond to potential or continuing weakness in the macroeconomic environment and in the meantime seek to expand sales channels and enter new markets that we believe will provide additional growth opportunities. We plan to achieve profitability through developing and launching new, innovative products, such as our EnFocusTM powerline control systems, our Redcap® emergency battery backup tubular LEDs, evaluating new growth opportunities such as GaN-based power supply circuitry and other energy solution products, as well as executing on our multi-channel sales strategy that targets key verticals, such as government, healthcare, education and commercial and industrial, complemented by our marketing outreach campaigns and expanding channel partnerships. We also plan to continue to develop advanced lighting and lighting control applications built upon the EnFocusTM platform that aim to serve the commercial markets. In addition, we intend to continue to apply rigorous financial discipline in our organizational structure, decision-making, business processes and policies, strategic sourcing activities and supply chain practices to help accelerate our path towards profitability.
Our Industry
We develop advanced LED lighting and controls retrofit technologies solutions that enable our customers to run their facilities with greater energy efficiency, productivity and human wellness. We aim to be the human wellness lighting and LED technology market leader by providing high-quality, energy-efficient, “flicker-free,” long-life LED lamps and retrofit products, as well as lighting controls, to replace existing linear fluorescent, incandescent, HID lamps and fixtures.
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
Energy consumption can be reduced by over 50% by replacing fluorescent tubes with LED tubes and by another 20-30% (70% to 80% in total) by utilizing smart lighting technologies, including dimmable TLEDs with ambient light and occupancy sensors. For this reason, building codes are increasingly requiring not only LEDs, but dimmable LEDs. Governments around the world are implementing regulations and standards that incentivize the use of LED lighting, both smart and conventional, to reduce energy consumption and, therefore, carbon dioxide emissions. Our new product research and development investments since 2019 have been focusing on advanced and smart lighting technologies to capitalize on these trends, and EnFocus™ represents such a control platform that we aim to expand in terms of functionalities, applications and intelligence, going forward.
There is also a growing awareness of the effects of both visible and non-visible light on human health and well-being. Energy Focus has been a leader in flicker-free technology and one of the first to obtain Underwriters Laboratories (“UL®”) certification at less than 1% optical flicker. Flicker, which is the modulation of the intensity of LED light at the frequency of the power supply, is well known to cause headaches, eye strain, fatigue, mood triggers and other health issues as well as interfering with electronic equipment such as barcode scanners. Energy Focus is continually evaluating additional human wellness lighting and control solutions inspired by emerging health and wellness benefits.
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
From the customer feedback we have been receiving, we believe that the overall smart lighting market is still largely underdeveloped due to the cost and complexity for installations of related technologies today in the marketplace, representing significant potential for solutions that could meet customer needs and could also be affordable, easy to install and secure. Much of this interest and demand has been muted from 2020 through 2022 as a result of the COVID-19 pandemic, which we believe has primarily delayed, rather than reduced, our opportunity in the smart lighting marketplace. We believe our EnFocus™ lighting platform could effectively address the unmet needs for circadian and smart lighting, particularly for existing buildings that have limited economical options or IT expertise to implement otherwise complex lighting control systems.
While we believe the LED lighting and smart lighting market is large, growing and under-penetrated, it has also been characterized in recent years by intensifying competition, market leadership changes and aggressive pricing tactics on differentiated products. Our strategy to overcome these challenges is to develop advanced, impactful and customer-centric technologies and products, while also innovating on our core products to increase value and remain competitive. In addition, we focus on executing our multi-channel sales strategy combined with a growing sales representative network to drive effective and frequent communication with customers in order to better understand and serve their needs. By understanding the voice of the customer and by incorporating rapidly evolving technologies surrounding LED and smart lighting, we believe that we will continue to be able to develop solutions that better address customers’ needs with unique and novel product offerings, such as EnFocus™, our dimmable and tunable lighting and control platform, that deliver substantial value to our customers and accelerate LED and smart lighting adoptions.

Our Products
We design, develop, manufacture and market a wide variety of LED lighting technologies and solutions to serve our primary end user markets, including the following:
Commercial products to serve our targeted commercial markets:
•RedCap® emergency battery backup TLEDs;
•EnFocus™ powerline lighting control platform including dimming (“DM”) and color tuning (“DCT”);
•LED retrofit solutions for existing luminaires, including replacement TLEDs for linear fluorescent lamps, downlights, and retrofit kits for low-bay, high-bay and office applications; and
•Industrial grade LED Dock lights.

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
•Most of our products meet the lighting efficiency standards mandated by the Energy Independence and Security Act of 2007; and
•Most of our products qualify for federal and state tax and rebate incentives for commercial consumers available in certain states.
Our product development capabilities, which we believe provide a strategic competitive advantage, include the following:
•A long research, engineering, and market developmental history, with broad and intimate understanding of lighting technologies and LED lighting applications;
•Strong and lean team of experienced, cross-disciplinary engineers;
•Concentration on developing and providing high-quality, price competitive LED lamps and related technologies to replace fluorescent and HID lamps and fixtures for commercial markets;
•Providing high quality and high performing LED lighting products with a proven history of reliability;
•Emphasis on proprietary and patent-pending technologies surrounding LED lighting; and
•A deep understanding of LED lighting product applications in existing MMM, government, commercial and residential building markets.
As we seek to develop new LED lighting solutions, we expect to continue our investments in smart lighting and wellness lighting research and development, as well as channel partnerships. Lighting controls, including dimming, sensor and daylighting technologies, can yield significant energy savings and human health benefits. We believe that the controllability of LED technology and our ability and plan to integrate more occupancy sensing and other controls into our existing products will allow us to further differentiate our LED solutions and provide greater non-energy benefits to our customers.
Sales and Marketing
Our innovative technologies and high-quality performance associated with LED lighting require a continued focus on educating our channel partners as well as end-users regarding the benefits and unique value propositions of our technologies and products. Our primary target customers for our LED lighting and controls systems are enterprise end-users, as well as contractors or ESCOs that could incorporate our products into their projects. We also sell through lighting agencies that represent our products as a complement to our direct sales effort. We have in-house commercial sales personnel and external sales agencies representing Energy Focus products. We aim to continue to expand the coverage of our in-house sales team to eventually cover all geographic regions across the United States. Our MMM sales strategy leverages our brand and past performance and focuses on education about our products as well as ease of procurement.
We focus on industry verticals where the economic and non-economic benefits such as health and safety, as well as technical specifications, of our high-quality lighting product offerings are most compelling. Our LED lighting products fall into two broad market categories, commercial markets, which tend to focus on quality, efficacy, total cost of ownership and return on investment, and MMM which require more rigorous military specifications for durability and dependability. We also entered consumer markets during fiscal year 2021. We expect that our multi-channel sales strategy will continue to evolve and expand in the future.
With the introduction of our military-grade Intellitube® product in 2011, which replaced two-foot fluorescent lamps on U.S. Navy ships, military sales have represented the majority of our overall sales. Since 2019, we have been focusing on improving the design of our MMM products to significantly reduce product costs while maintaining the required performance. These efforts helped offset some of the weakness experienced in our commercial business due to the impact of the COVID-19 pandemic, though sales levels were challenged as the amounts and timing of military funding fluctuated. While we continue to aggressively pursue growth on the commercial side of our business due to its much larger potential and size, the MMM business does offer us the opportunity for continued sales, in addition to validating our product quality and strengthening our brand trust in the marketplace. During 2022, we reinvested in our military sales channel with a strategic hire of a U.S. Navy veteran who specializes in government sales. This has allowed us to better engage with the MMM and has presented us with the potential for expansion in military sales beyond the existing product portfolio.
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
•Low and high bay applications are generally used in commercial and industrial markets to provide light to large open areas like big-box retail stores, warehouses and manufacturing facilities. In the past few years, technological and cost improvements have allowed LED low and high bay applications to be more competitive, and we believe we have attractive product offerings in this space that enable energy and maintenance cost savings.
In addition to our direct and indirect sales force, we have also re-evaluated our own e-commerce websites. At our current scale, we have returned to our core sales channels to commercial and military customers, but will continue to evaluate additional channels from time-to-time. We believe that our renewed and continuing focus on multi-disciplinary technology innovation and engineering designs to both expand product features and benefits, while lowering product costs of ownership, will continue to enhance the overall competitiveness of our LED lighting and provide us with the strategic advantage and flexibility to expand our distribution channels.
Concentration of Sales
In 2022, two customers accounted for 27% of net sales, with sales to our primary distributor for the U.S. Navy accounting for approximately 13% of net sales, and sales to a regional commercial lighting retrofit company accounting for approximately 14% of net sales. When sales to our primary distributor for the U.S. Navy are combined with sales to shipbuilders for the U.S. Navy, total net sales of products for the U.S. Navy comprised approximately 30% of net sales for the same period.
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

Competition
Our LED lighting products compete against a variety of lighting products, including conventional light sources such as compact fluorescent lamps and HID lamps, as well as other TLEDs and integrated LED luminaire products. Our ability to compete depends substantially upon the superior performance, incremental benefits and lower total cost of ownership of our products. Principal competitors in our markets include large lamp manufacturers and lighting fixture companies based in the United States, as well as TLED and LED replacement fixture manufacturers mostly based in Asia, whose financial resources may substantially exceed ours and whose cost structure as a percentage of sales may be well below ours. These competitors may introduce new or improved products that may reduce or eliminate some of the competitive advantage of our products and may have substantially lower pricing. We anticipate that the competition for our products will also come from new technologies that offer increased energy efficiency, lower initial costs, lower maintenance costs, or advanced features. We compete with LED systems produced by large lighting companies such as Signify Lighting, Osram Sylvania and GE Lighting, as well as smaller manufacturers or distributors such as LED Smart, Revolution Lighting Technologies, Orion Energy Systems, and Keystone Technologies. Some of these competitors offer products with performance characteristics similar to those of our products.
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
Our supplier concentration is heavily focused within Asia. As a result of the continued macroeconomic impacts of the COVID-19 pandemic, throughout 2021 and 2022, we experienced global supply chain and logistics constraints that impacted our inventory purchasing strategy and increased our transportation costs, in continued efforts to manage both shortages of available components and longer lead times in obtaining components.
One offshore supplier accounted for approximately 16% of our total expenditures for the twelve months ended December 31, 2022. At December 31, 2022, this same offshore supplier accounted for approximately 36% of our trade accounts payable balance.
One offshore supplier accounted for approximately 29% of our total expenditures for the twelve months ended December 31, 2021. At December 31, 2021, this same offshore supplier accounted for approximately 60% of our trade accounts payable balance.
Product Development
Product development has been a key area of operating focus and competitive differentiation for us in designing and developing industry leading LED lighting. Gross product development expenses for the years ended December 31, 2022 and 2021 were $1.5 million and $1.9 million, respectively. We believe that our customer-centric product development efforts represent a better leverage on our R&D investments and aim to continue to focus on developmental projects that could produce more impactful and differentiated products and solutions in a more timely manner for faster customer adoption.
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
Human Capital
At December 31, 2022, we had 20 full-time employees and 3 furloughed employees, all of whom were based in the United States, and no part-time employees. We had one temporary contractor at December 31, 2022. None of our employees or contractors are subject to collective bargaining agreements and we consider our relationship with our employees to be good. We encourage and support the growth and development of our employees. Continual learning and career development is advanced through ongoing performance and development conversations with employees and reimbursement is available to employees from time to time for seminars, conferences, formal education, and other training events employees attend in connection with their job duties.
Our core values of accountability, trust, extraordinariness, fun, openness, integrity and kindness underscore everything we do and drive our day-to-day interactions. The safety, health and wellness of our employees is a top priority. Through teamwork and the adaptability of our management and staff during the COVID-19 pandemic, we embraced a flexible work environment with some of our corporate office employees effectively working from remote locations and others working both remotely and in the office on a hybrid basis.
Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our current and future employees. The principal purposes of our annual bonus plan and equity incentive plan are to attract, retain and motivate employees through the granting of long-term incentive compensation awards.
Business Segments
We currently operate in a single business segment that includes the marketing and sale of commercial and MMM lighting products and controls. Please refer to Note 12, “Product and Geographic Information,” included in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K, for additional information.
Available Information
Our principal executive offices are located at 32000 Aurora Road, Suite B, Solon, Ohio 44139. Our telephone number is 440.715.1300. Our website address is www.energyfocus.com. We are providing the address to our website solely for the information of investors. The information on our website is not a part of, nor is it incorporated by reference into this Annual

Report on Form 10-K. Through our website, we make available, free of charge, our annual proxy statement, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish them to, the Securities and Exchange Commission, or the SEC. The SEC maintains a website that contains these reports at www.sec.gov.

ITEM 1A. RISK FACTORS
Risks Associated with Our Business
The long-term impacts caused by the COVID-19 pandemic could continue to have an adverse effect on our business.
The COVID-19 pandemic continues to have an unprecedented, long-term impact on the U.S. economy that continues to create significant business uncertainties. These uncertainties include, but are not limited to, the adverse effect of the pandemic on the economy, our supply chain partners, transportation and logistics providers, our employees and customers. As infection rates oscillate with new variants, widespread outbreaks, stay-at-home recommendations or mandates from federal, state and local authorities may recur, which may continue to affect our supply chain and our customer base. Continued impacts of the pandemic could materially adversely affect our near-term and long-term revenues, earnings, liquidity and cash flows, and may require significant actions in response, including, but not limited to, employee furloughs, workforce reductions, plant or other operational shut-downs, expense reductions or discounting of pricing of our products, all in an effort to mitigate such impacts. The extent of the ongoing impact of the pandemic on our business and financial results will depend largely on future developments, including the duration of the spread of the outbreak within the United States, the timing and success of vaccine programs, the impact on capital and financial markets and the related impact on consumer confidence and spending, all of which are highly uncertain and cannot be predicted.
If we are unable to attract or retain qualified personnel, our business and product development efforts could be harmed.
We are highly dependent on our senior management and other key personnel due to our very lean organizational structure. Our future success will depend on our ability to attract, retain, develop and motivate qualified executive, technical, sales, marketing, operating, financial and management personnel, for whom competition is very intense. As we attempt to sustain and re-grow our business, it could be especially difficult to attract, retain and adequately compensate qualified personnel, especially in light of our lean cost structure and the tightening of the labor market, which has led to increased competition for employees. The loss of, or failure to attract, hire, and retain any such persons could delay product development cycles, disrupt our operations, increase our costs, or otherwise harm our business or results of operations. We also do not maintain “key person” insurance policies on any of our officers or our other employees, nor have employment contracts.
We rely on equity and debt financing to operate our business and will require additional financing in the near term, which we may not be able to raise on favorable terms or at all, and our failure to obtain funding when needed may force us to delay, scale back or eliminate our business plan or even discontinue or curtail our operations.
For the year ended December 31, 2022, we reported a net loss of $10.3 million and are dependent upon the availability of financing in order to continue our business.
In 2023 to date, financing activity to sustain ongoing losses has included transactions with a member of our Board of Directors as well as certain purchases associated with Sander Electronics, a strategic investor, converting approximately $1.5 million of outstanding bridge debt into common stock and also selling an aggregate of approximately $2.72 million in common stock.

In the year ended December 31, 2022, financing activity to sustain ongoing losses included converting approximately $303 thousand of outstanding bridge financing into common stock, the issue and sale of approximately $1.45 million of unsecured bridge financing from October to December 2022, the issue and sale of approximately $3.2 million of common stock and warrants to purchase common stock in June 2022, and the offer and sale of $2.0 million of unsecured bridge debt financing in April 2022.

In August, 2020, we entered into two Credit Facilities secured by our assets and are subject to customary affirmative and negative operating covenants and events of defaults that restrict indebtedness, liens, corporate transactions, dividends, and affiliate transactions, among others. The Receivables Facility capacity was $2.5 million, and the Inventory Facility capacity was initially $3.0 million and increased to $3.5 million in April 2021. As of December 31, 2022, we had cash of approximately $0.1 million and had debt balances of $1.4 million and $1.0 million under the Inventory Facility and the Receivables Facility, respectively. In January 2023, we amended the Inventory Facility, reducing the maximum availability to $500 thousand, reducing monthly fees and paying down an aggregate of $1 million in January and February 2023. In February 2023, we agreed to terminate the Receivables Facility. As a result, our availability under the Credit Facilities has been significantly reduced, and there can be no assurance that these lending facilities will be renewed or replaced on commercially reasonable terms or at all.
Even with access to borrowings under the Inventory Facility, we may not generate sufficient cash flows from our operations or be able to borrow sufficient funds to sustain our operations. As such, we will likely need additional external financing during

2023 and will continue to review and pursue external funding sources including, but not limited to, the following:
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
Our independent registered public accounting firm’s opinion on our audited financial statements for the fiscal year ended December 31, 2022, included in this Annual Report, contains a modification relating to our ability to continue as a going concern.
Our independent registered public accounting firm’s opinion on our audited financial statements for the year ended December 31, 2022 includes a modification stating that our losses and negative cash flows from operations and uncertainty in generating sufficient cash to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern. In addition, Note 4 “Restructuring”, to our financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data,” of this Annual Report includes disclosure describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern for a reasonable period of time.
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
We have incurred substantial losses in the past and reported net losses from operations of $10.3 million and $7.9 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $149.0 million and cash of approximately $0.1 million, compared to an accumulated deficit of $138.7 million and cash of approximately $2.7 million as of December 31, 2021.
In order for us to operate our business profitably, we need to grow our sales, maintain cost control discipline while balancing development of our product pipeline and potential long-term revenue growth, continue our efforts to reduce product cost, drive further operating efficiencies and develop and execute a strategic product pipeline for profitable and compelling MMM and LED lighting and control products. There is a risk that our strategy to return to profitability may not be as successful as we envision, or occur as quickly as we expect. We might require additional financing in the near-term and, if our operations do not achieve, or we experience an unanticipated delay in achieving, our intended level and pace of profitability, we will continue to need additional funding, none of which may be available on favorable terms or at all and could require us to sell certain assets or discontinue or curtail our operations.

While we are attempting to diversify our customer base, we have historically derived a significant portion of our revenue from a few customers, and the loss of one of these customers, or a reduction in their demand for our products, could adversely affect our business, financial condition, results of operations, and prospects.
Historically our customer base has been highly concentrated and a few customers have represented a substantial portion of our net sales. In 2022, two customers accounted for 27% of net sales. Total sales to our primary distributor to the U.S. Navy combined with sales to shipbuilders for the U.S. Navy represented 30% of net sales in 2022. In 2021, two customers accounted for 43% of net sales. Total sales to our primary distributor to the U.S. Navy, and a primary shipbuilder for the U.S. Navy represented 38% of net sales in 2021.
We generally do not have long-term contracts with our customers that commit them to purchase any minimum amount of our products or require them to continue to do business with us. We could lose business from any one of our significant customers for a variety of reasons, many of which are outside of our control, including ongoing long-term impacts of the COVID-19 pandemic, changes in levels of government funding and rebate programs, our inability to comply with government contracting laws and regulations, changes in customers’ procurement strategies or their lighting retrofit plans, changes in product specifications, additional competitors entering particular markets, our failure to keep pace with technological advances and cost reductions, and damage to our professional reputation, among others.
We are attempting to expand and diversify our customer base and reduce the dependence on one or a few customers, through the addition of sales representatives and other potential sales channels, but we cannot provide any assurance that our efforts will be successful. We anticipate that a limited number of customers could continue to comprise a substantial portion of our revenue for the foreseeable future. If we continue to do business with our significant customers, our concentration can cause variability in our results because we cannot control the timing or amounts of their purchases. A significant customer could cease to do or drastically reduce its business with us with little or no notice, which could adversely affect our results of operations and cash flows in particular periods.
Historically, we have experienced long sales-cycles, as well as slow ramp-up by new customers to purchase large amounts of LED products from us. Given the fiercely competitive lighting market in which we operate, we are constantly trying to balance pricing with the quality-premium our products command both in brand reputation and performance. As a result, adding new customers could generally be a slow process, and increasing new customers’ sales to more significant levels usually takes a long period of time. As we continue to develop more customer-centric new products such as EnFocus™ and GaN-based power supply circuitry, we hope to both add new customers more quickly and have our customers scale their purchasing levels more quickly. However, there is no guarantee of faster customer acceptance or performance of these new products or any other that has been or is being developed.
If critical components and finished products that we develop with and purchase from a small number of third-party development partners and suppliers become unavailable or increase in price, or if our development partners, suppliers or delivery channels fail to meet our requirements for quality, quantity, and timeliness, our revenue and reputation in the marketplace could be harmed, which would damage our business.
In an effort to reduce research and development and manufacturing costs, we have outsourced the research, development and production of certain parts and components, as well as finished goods in our product lines, to a small number of vendors in various locations throughout the world, primarily in the United States, Malaysia, Taiwan and China. We generally purchase these sole or limited source items with purchase orders, and we have limited guaranteed supply arrangements with such suppliers. While we believe alternative sources for these components and products are available, we select suppliers based on their expected ability to provide quality products at a cost-effective price, to meet our specifications, and to deliver within scheduled time frames. We do not control the time and resources that these suppliers devote to our business, and we cannot be sure that these suppliers will perform their obligations to us. If our ability to manage third-party product development efforts are unsuccessful or our suppliers fail to perform their obligations in a timely manner or at satisfactory quality levels, we may suffer lost or delayed sales, increased costs of goods sold, reductions in revenue or margin, and damage to our reputation in the market, all of which would adversely affect our business. As demand for our products fluctuates, which fluctuations can be hard to predict, we may not need a sustained level of inventory, which may cause financial hardship for our suppliers or they may need to divert production capacity elsewhere. In the past, we have had to purchase quantities of certain components that are critical to our product manufacturing and were in excess of our estimated near-term requirements as a result of supplier delivery constraints and concerns over component availability, and we may need to do so in the future. As a result, we have had, and may need to continue, to devote additional working capital to support a large amount of component and raw material inventory that may not be used over a reasonable period to produce saleable products, and we may be required to increase our excess and obsolete inventory reserves to provide for these excess quantities, particularly if demand for our products does not meet our expectations.

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
Our ability to achieve our desired growth depends on the adoption of high quality LED lighting and controls within the general lighting market and our ability to affect and adapt to these rates of adoption. The pace of continued growth in these markets is uncertain, and in order to grow our sales, we may need to:
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
As our customer base and customer demand for our products changes and as we launch new products, we must be able to adjust our production capacity to meet demand. We are continually taking steps to address our manufacturing capacity needs for our products. If we are not able to increase or decrease our production capacity at our targeted rate or if there are unforeseen costs associated with adjusting our capacity levels or there are unanticipated interruptions in our global supply chain or logistics from such possibilities as long-term effects of the COVID-19 pandemic, shifting workforces, geopolitical tension or energy policies, we may not be able to achieve our financial targets. In addition, as we introduce new products and further refine existing products, we must balance the production and inventory of prior generation products with the production and inventory of new products, whether manufactured by us or our contract manufacturers, to maintain a product mix that will satisfy customer demand and mitigate the risk of incurring cost write-downs on the previous generation products, related raw materials and tooling.
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
The lighting industry is highly competitive. In the high-performance lighting markets in which we sell our advanced lighting systems, our products compete with lighting products utilizing traditional lighting technology provided by many vendors. Our higher quality and value advanced lighting and control systems also face competition from lower quality, commodity lighting products when customers may be overly purchase-price sensitive. For sales of MMM products, we compete with a small number of qualified military lighting lamp and fixture suppliers. In certain commercial applications, we typically compete with LED systems produced by large lighting companies. Our primary competitors include Signify, Osram Sylvania, LED Smart, Revolution Lighting Technologies, Orion Energy Systems, and Keystone Technologies. Some of these competitors offer products with performance characteristics similar to those of our products. Many of our competitors are larger, more established companies with greater resources to devote to research and development, manufacturing and marketing, as well as greater brand recognition. In addition, larger competitors who purchase greater unit volumes from component suppliers may be able to negotiate lower costs, thereby enabling them to offer lower pricing to end customers. Moreover, the relatively low barriers to entry into the lighting industry and the limited proprietary nature of many lighting products also permit new competitors to enter the industry easily and with lower costs.
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
In the past, we pursued an agency-driven sales channel strategy in order to expand our market presence throughout the United States. As a result, at that time, we had increased our reliance on independent sales agent channels to market and sell our LED lighting and control products. In addition, these parties provide technical sales support to end-users. The current agreements with our agents are generally non-exclusive on the agents’ product portfolio, meaning they can sell our competitors’ products. Any such agreements we enter into in the future may be on similar terms. Our agents may not be motivated to or successfully pursue the sales opportunities available to them, or they may prefer to sell or be more familiar with the products of our competitors. If our agents do not achieve our sales objectives or these relationships take significant time to develop, our revenue may decline, fail to grow or not increase as rapidly as we intend in order to achieve profitability and grow our business. During 2022, we refocused our agency relationships on those that were both mutually beneficial and strategically important. Although we believe that our agency strategy will increase the role of independent agents and sales representatives over time, direct sales using internal sales personnel still account for a substantial portion of our sales, and our agency plans may take longer to contribute significantly to our operating results.
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
If our LED lighting and control technology products fail to gain widespread market acceptance or we are unable to respond effectively as new technologies and market trends emerge, our competitive position and our ability to generate revenue, and profits may be harmed.
To be successful in our respective markets for LED lighting and control technology products, we depend on continued market acceptance of our existing LED lighting and control technology, including in the consumer and commercial markets. Potential customers may be reluctant to adopt LED lighting products as an alternative to traditional lighting technology because of their higher initial costs or perceived risks relating to their novelty, reliability, usefulness, quality and cost-effectiveness when compared to other established lighting sources available in the market. Changes in economic and market conditions may also make traditional lighting technologies more appealing. For example, declining energy prices in certain regions or countries may favor existing lighting technologies that are less energy-efficient, reducing the rate of adoption for LED lighting products in those areas. Notwithstanding continued performance improvements and cost reductions of LED lighting technologies, limited customer awareness of the benefits of LED lighting products, lack of widely accepted standards governing LED lighting products and customer unwillingness to adopt LED lighting products could significantly limit the demand for LED lighting products. Even potential customers that are inclined to adopt energy-efficient lighting technology may defer investment as LED lighting products continue to experience rapid technological advances. Any of the foregoing could adversely impact our results of operations and limit our market opportunities.
In addition, we will need to keep pace with rapid changes in LED lighting and control technology, changing customer requirements, new product introductions and cost reductions by competitors and evolving industry standards, any of which could render our existing products obsolete if we fail to respond in a timely manner. The development, introduction, and acceptance of new, re-designed or reduced cost products incorporating advanced technology is a complex process subject to numerous uncertainties, including:
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
If effective new sources of light, other than LEDs, are discovered and commercialized, our current products and technologies could become less competitive or obsolete. If others develop innovative proprietary lighting technology that is superior to ours, or if we fail to accurately anticipate technology, pricing and market trends, address market saturation and customer confusion, respond on a timely basis with our own development of new and reliable products and enhancements to existing products, and achieve broad market acceptance of these products and enhancements, our competitive position may be harmed and we may not achieve sufficient growth in our net sales to attain or sustain profitability.

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
•macroeconomic, geopolitical and health concerns, including long-term effects of the COVID-19 pandemic;
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
Some of our customers require financing in order to purchase our products, and the initial investment is higher than that which is required with traditional lighting products. The potential cost or inability of these customers to access the capital needed to finance purchases of our products and meet their payment obligations to us could adversely impact the appeal of our products relative to those with lower upfront costs and have a negative impact on our financial condition and results of operations. There can be no assurance that third-party finance companies will provide capital to our customers.
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
We provide warranty periods generally ranging from one to ten years on our LED lighting products. Although we believe our reserves are appropriate, we are making projections about the future reliability of new products and technologies, and we may experience increased variability in warranty claims. Increased warranty claims could result in significant losses due to a rise in warranty expense and costs associated with customer support.
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

On August 23, 2022, we received a letter from the Nasdaq Listing Qualifications Staff (the “Staff”) notifying us that we are not in compliance with Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”), because the closing bid price for our common stock was below the minimum $1.00 per share for 30 consecutive business days. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided an initial period of 180 calendar days, or until February 20, 2023, to regain compliance with the Bid Price Rule. During the initial compliance period, our common stock continued to trade on the Nasdaq Capital Market, but did not satisfy the Bid Price Rule. On February 21, 2023, we received written notification (the “Notification”) from the Staff stating that we had not regained compliance with the Bid Price Rule and were ineligible to obtain a second 180 calendar day period to regain compliance because we did not meet the Nasdaq Capital Market’s minimum $5 million Stockholders’ Equity initial listing requirement as of September 30, 2022. Pursuant to the Notification, our common stock is subject to delisting from Nasdaq pending our opportunity to request a hearing before the Nasdaq Hearings Panel (the “Panel”). The Company intends to diligently pursue an appeal of the Notification before the Panel and regain compliance with the Bid Price Rule. Under Nasdaq rules, the delisting of our common stock will be stayed during the pendency of the appeal and during such time, our common stock will continue to be listed on Nasdaq. On February 24, 2023, we submitted our request for an appeal before the Panel. There can be no assurance that such appeal will be successful or that we will be able to regain compliance with the Bid Price Rule or maintain compliance with other Nasdaq listing requirements. If our appeal is denied or if we fail to regain compliance with Nasdaq’s continued listing standards during any period granted by the Panel, our common stock will be subject to delisting from Nasdaq.

On November 16, 2022, we received a letter from the Staff notifying us that we were again no longer in compliance with Nasdaq Listing Rule 5550(b)(1), which requires listed companies to maintain stockholders’ equity of at least $2.5 million if they do not meet the alternative compliance standards relating to the market value of listed securities or net income from continuing operations (the “Minimum Stockholders’ Equity Rule”). Our Form 10-Q for the quarterly period ended September 30, 2022 filed on November 10, 2022 reflected that our stockholders’ equity as of September 30, 2022 was $1.5 million. Based on our timely submission of our plan to regain compliance, Nasdaq granted us an extension through May 15, 2023 to regain compliance with the Minimum Stockholders’ Equity Rule.

If we do not regain and remain compliant with Nasdaq’s continued listing requirements, then we could be delisted from The Nasdaq Capital Market. If we were delisted, it would likely have a negative impact on the price of our common stock and our liquidity. If we are delisted from The Nasdaq Capital Market and we are not able to list our common stock on another exchange, our common stock could be quoted on the OTC Bulletin Board or in the “pink sheets.” As a result, we could face significant adverse consequences including, among others:
•increased borrowing costs under the terms of outstanding bridge financing;
• a limited availability of market quotations for our securities;
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
Our common stock is “thinly-traded” and we have a relatively small public float, which increases volatility in the share price and makes it difficult for investors to buy or sell shares in the public market without materially affecting our share price. Since the beginning of 2022, our market price has ranged from a low of $0.28 to a high of $4.63 and continues to experience significant volatility. Broad market and industry factors also may adversely affect the market price of our common stock, regardless of our actual operating performance. Factors that could cause wide fluctuations in our stock price may include, among other things:
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
We expect to require additional financing to fund future operations, including our research, development, sales and marketing activities. We are authorized to issue 50,000,000 shares of common stock of which 18,133,100 shares were issued and outstanding as of March 17, 2023, and 5,000,000 shares of preferred stock, of which 876,447 were issued and outstanding as of March 17, 2023. Our Board of Directors has the authority, without action or vote of our stockholders, to issue authorized but unissued shares of common and preferred stock subject to Nasdaq’s rules. Additionally, if we raise additional funds by issuing equity securities, the percentage ownership of our current stockholders will be reduced, and, if the equity securities issued are preferred shares, the holders of the new preferred shares may have rights superior to those of our existing stockholders, which could adversely affect rights of our existing stockholders and the market price of our common stock. In addition, in order to raise additional capital or acquire businesses in the future, we may need to issue securities that are convertible or exchangeable for shares of our common or preferred stock. If we raise additional funds by issuing debt securities, the holders of those debt securities would have some rights senior to those of our existing stockholders, and the terms of these debt securities could impose restrictions on operations and create a significant interest expense for us which could have a materially adverse effect on our business. Any such issuances could be made at a price that reflects a discount to the then-current trading price of our common stock. These issuances could be dilutive to our existing stockholders and cause the market price of our common stock to decline.
The exercise of outstanding warrants to purchase our common stock or the conversion of shares of our Series A Preferred Stock (as defined below) into shares of common stock may dilute the ownership interest of our common stockholders.
In connection with past financing activity, we have issued convertible preferred stock and warrants to purchase our common stock. The exercise of some or all of the outstanding warrants to purchase our common stock or the conversion of some or all of the outstanding Series A Preferred Stock may dilute the ownership interests of our stockholders. Any sales of our common stock issuable upon the exercise of the warrants or conversion of the Series A Preferred Stock could adversely affect prevailing market prices of our common stock. In addition, the anticipated exercise of the warrants or conversion of the Series A Preferred Stock could depress the price of our common stock.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our principal executive offices and our manufacturing facility are located in an approximately 62,000 square foot facility in Solon, Ohio, under a lease agreement expiring on June 30, 2027. We believe this facility is adequate to support our current operations.
ITEM 3. LEGAL PROCEEDINGS
From time to time, we may be involved in legal proceedings arising from the normal course of business. See Note 16, “Legal Matters,” to our financial statements for the year ended December 31, 2022 included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock trades on The Nasdaq Capital Market under the symbol “EFOI.”
Stockholders
There were approximately 81 holders of record of our common stock as of February 20, 2023, however, a large number of our stockholders hold their stock in “street name” in brokerage accounts. Therefore, they do not appear on the stockholder list maintained by our transfer agent.
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
Overview
Energy Focus, Inc. engages primarily in the design, development, manufacturing, marketing and sale of energy-efficient lighting systems and controls. We develop, market and sell high quality light-emitting diode (“LED”) lighting and controls products in the commercial market and military maritime market (“MMM”), and expanded our offerings into the consumer market in the fourth quarter of 2021. Our mission is to enable our customers to run their facilities with greater energy efficiency, productivity, and human health and wellness through advanced LED retrofit solutions. Our goal is to be the human wellness lighting and LED technology and market leader for the most demanding applications where performance, quality, value, environmental impact and health are considered paramount. We specialize in LED lighting retrofit by replacing fluorescent, high-intensity discharge lighting and other types of lamps in institutional buildings for primarily indoor lighting applications with our innovative, high-quality commercial and military-grade tubular LED (“TLED”) products, as well as other LED and lighting control products for commercial and consumer applications. In late 2020, we announced the launch of ultraviolet-C light disinfection (“UVCD”) products. After evaluating market demand and supply chain challenges for our UVCD products, we revised our business strategy to primarily focus on our MMM and commercial and industrial lighting and control products.
The LED lighting industry has changed dramatically over the past several years due to increasing competition and price erosion. We have been experiencing these industry forces in both our military and commercial business since 2016, where we once commanded significant price premiums for our flicker-free TLEDs with industry leading warranties. In more recent years, we have focused on redesigning our products for lower costs and consolidated our supply chain for stronger purchasing power in an effort to price our products more competitively while not impacting the performance and quality. Despite these efforts, our legacy products continue to face extreme pricing competition and a convergence of product functionality in the marketplace, and we have shifted to diversifying our supply chain in an effort to increase value and remain competitive. These trends are not unique to Energy Focus as evidenced by the increasing number of industry peers facing challenges, exiting LED lighting, selling assets and even going out of business.
In addition to continuously pursuing cost reductions, our strategy to combat these trends is to innovate both our technology and product offerings with differentiated products and solutions that offer greater, distinct value. Specific examples of these products we have developed include the RedCap®, our patented emergency backup battery integrated TLED, EnFocus™, our unique dimmable/color-tunable lighting and powerline control platform that we launched in 2020, and the second generation of EnFocus™ powerline control switches and circadian lighting system, which as a result of supply chain challenges we now plan to launch in 2023. Similarly, our plans to expand and enhance the performance of our RedCap® product line are also now expected in 2023. We continue to evaluate our sales strategy and believe our go-to-market strategy that focuses more on direct-sales marketing, selectively expanding our channel partner network to cover territories across the country, and listening to the voice of the customer, will lead to better and more impactful product development efforts that we believe will eventually translate into larger addressable markets and greater sales growth for us.
Prior to 2019, the Company experienced significant sales declines, operating losses and increases in its inventory. Beginning in 2019, significant restructuring efforts were undertaken. The Company replaced the entire senior management team, significantly reduced non-critical expenses, minimized the amount of inventory the Company was purchasing, dramatically changed the composition of our board of directors (“Board of Directors”) and the executive team, and recruited new departmental leaders across the Company. The initial cost savings efforts to minimize cash usage included the elimination of certain positions, restructuring of the sales organization and incentive plan, flattening of the senior management team, additional operational streamlining, management compensation reductions, and outsourcing of certain functions including certain elements of supply chain and marketing.
During 2021 and 2022, we realized initial cost-savings benefits from these relaunch efforts, but continued to face significant operating losses. Despite these cost-cutting efforts, the company faced a challenging commercial market with continuing impacts from the global pandemic combined with ongoing delays in MMM projects and funding that continued to depress sales through 2021 while the company invested in exploring additional lines of business with UVCD technology that ultimately gained little traction in the market.

At the beginning of 2022, the Board of Directors appointed our lead independent director to serve as interim Chief Executive Officer and replace our previous chief executive officer. During 2022, the company redoubled its cost-reduction efforts, reduced its warehouse square footage, undertook an inventory reduction project, and dramatically reduced head count. During 2022, we also added three experienced executives to our Board of Directors with extensive lighting and consumer products industry experience, and in September 2022, we hired a permanent Chief Executive Officer. We reinvested in our MMM sales channel with a strategic hire in May 2022 and continue to pursue these sales opportunities, though the sales cycles for what are frequently made-to-order products are longer than commercial offerings.
It is our belief that the dramatic rightsizing efforts undertaken in 2022, along with ongoing development of innovative, high-value products and an expanded sales and distribution network, will over time result in improved sales and bottom-line performance for the Company.
During 2021 and into 2022, our MMM business continued to face challenges resulting from the delayed availability of government funding and the timing of U.S. Navy awards, with several anticipated projects facing repeated and ongoing delays. We continue to pursue opportunities from the U.S. Navy and the government sector to minimize such volatility. Previously in our MMM business, significant efforts undertaken to reduce costs in our product offerings have positioned us to be more competitive along with improved production efficiencies. Such efforts allowed us to continue to win bids and proposals that helped grow our MMM sales in 2020, offsetting some of the weakness being experienced in our commercial business that year, though new MMM orders dwindled as we entered 2022. In May 2022 we reinvested in our MMM sales channel with a strategic hire to lead our MMM sales effort. While we continue to aggressively seek to increase sales of our commercial products, the MMM business offers us continued sales opportunities, in addition to validating our product quality and strengthening our brand trust in the marketplace. However, due to product mix impacts resulting from the continued impact of the COVID-19 pandemic on commercial sales, our current financial results are in part driven by, and reflect volatility in, our MMM sales.
Meanwhile, we continue to seek additional external funding alternatives and sources to support our growth strategies, plans and initiatives. We plan to achieve profitability through developing and launching innovative products such as EnFocusTM powerline control technology and further leveraging our unique and proprietary technology such as RedCap®, as well as executing on our multi-channel sales strategy that targets key verticals, such as government, healthcare, education and commercial and industrial, complemented by our marketing outreach campaigns and expanding channel partnerships. We also plan to continue to develop advanced lighting and lighting control applications built upon the EnFocusTM platform that aim to serve both consumer and commercial markets. We are also evaluating adjacent technologies including GaN-based power supplies and other market opportunities in energy solutions products that support sustainability in our existing channels. In addition, we intend to continue to apply rigorous financial discipline in our organizational structure, business processes and policies, strategic sourcing activities and supply chain practices to help accelerate our path towards profitability.
We launched our patented EnFocus™ platform during the second quarter of 2020 and, despite the ongoing, significant delay and slowdown in our customers’ lighting projects following the impacts of the COVID-19 pandemic, we continue to receive positive feedback from the market. The EnFocus™ platform offers two immediately available product lines: EnFocus™ DM, which provides a dimmable lighting solution, and EnFocus™ DCT, which provides both a dimmable and color tunable lighting solution. EnFocus™ enables buildings to have dimmable, color tunable and circadian-ready lighting using existing wiring, without requiring laying additional data cables or any wireless communication systems, through a relatively simple upgrade with EnFocus™ switches and LED lamps, a far more secure, affordable and environmentally sustainable solution compared with replacing an entire luminaire and incorporating additional wired or wireless communication.
Despite continuing progress on cost reduction throughout 2022, the Company’s results reflect the challenges due to long and unpredictable sales cycles, unexpected delays in MMM and commercial customer retrofit budgets and project starts, and supply chain issues, all exacerbated by the lingering effects of the COVID-19 pandemic. There has also been continuing aggressive price competition in the lighting industry. We continued to incur losses and we have a substantial accumulated deficit, which continues to raise substantial doubt about our ability to continue as a going concern at December 31, 2022.
The COVID-19 pandemic in particular had, and may continue to have, a significant, long-term economic and business impact on our company. Throughout 2021 and 2022, following a slowdown in 2020, we have seen a continuing weakness in commercial sales as customers in the healthcare, education, and commercial and industrial sectors continue to delay order placements in reaction to the long-term impacts of the COVID-19 pandemic that continue to cause our customers to suspend or postpone lighting retrofit projects due to budget and occupancy uncertainties. Global supply chain and logistics challenges have further exacerbated slowdowns in customer projects, as well as impacted our inventory strategies to respond to customer and supplier timelines.

We continue to monitor the impact of lingering effects of the COVID-19 pandemic on our customers, suppliers and logistics providers, and to evaluate governmental actions being taken in response to the pandemic. Global supply chain and logistics constraints continue to impact our inventory purchasing strategy, and we have previously had to build up inventory and components in an effort to manage both shortages of available components and longer lead times in obtaining components. Disruptions in global logistics networks are also impacting our lead times and ability to efficiently and cost-effectively transport products from our third-party suppliers to our facility. The significance and duration of the ongoing impact on us is still uncertain. Material adverse effects of lingering effects of the COVID-19 pandemic on market drivers, our customers, suppliers or logistics providers could significantly impact our operating results. We also plan to continue to actively follow, assess and analyze the continued long-term impact of the COVID-19 pandemic and will continue to adjust our organizational structure, strategies, plans and processes to respond.
Because the situation continues to evolve, we cannot reasonably estimate the ultimate impact to our business, results of operations, cash flows and financial position that the COVID-19 pandemic will have. Long-term impacts of the COVID-19 pandemic and government actions in response thereto could cause further disruptions to our operations and the operations of our customers, suppliers and logistics partners and could significantly adversely affect our near-term and long-term revenues, earnings, liquidity and cash flows. We will remain agile as an organization to respond to potential or continuing weakness in the macroeconomic environment and in the meantime expand sales channels and continue to evaluate entering new markets that we believe will provide additional growth opportunities.
Results of operations
The following table sets forth the percentage of net sales represented by certain items reflected on our Consolidated Statements of Operations for the following periods:

	2022	2021
Net sales	100.0%	100.0%
Cost of sales	105.3	82.8
Gross (loss) profit	(5.3)	17.2

Operating expenses:
Product development	25.0	19.2
Selling, general, and administrative	119.8	86.5
Loss on impairment	5.6	—
Restructuring	—	(0.2)
Total operating expenses	150.4	105.5
Loss from operations	(155.7)	(88.3)

Other expenses:
Interest expense	16.0	8.0
Gain on forgiveness of PPP loan	—	(8.1)
Other income	(0.5)	(8.9)
Other expenses, net	0.9	0.7
Net loss before income taxes	(172.1)	(80.0)
Benefit from income taxes	0.1	—
Net loss	(172.2)%	(80.0)%

Net sales
A further breakdown of our net sales by product line is as follows (in thousands):

	2022	2021
Commercial products	$3,746	$4,682
MMM products	2,222	5,183
Total net sales	$5,968	$9,865
Our net sales of $6.0 million in 2022 decreased 39.5% compared to 2021, mainly driven by a decrease of 57.1% in MMM sales and a decrease of 20.0% in commercial sales. The decrease in net MMM product sales in 2022 as compared to 2021 was mainly due to a reduced military sales pipeline at the beginning of the year, increased competition, and the delayed timing of expected orders. Net sales of our commercial products decreased in 2022 due to limited product availability impacts from supply chain constraints, our inventory reduction project, and continuing fluctuations in the timing, pace, and size of commercial projects.
International sales
We do not generate significant sales from customers outside the United States. International net sales accounted for approximately 0.4% of net sales in 2022 and 2% of net sales in 2021. Changes in currency exchange rates did not have an impact on net sales in 2022 or 2021, as our sales, including international sales, are denominated in U.S. dollars.
Gross (loss) profit
Gross loss was $0.3 million, or (5.3)% of net sales, for 2022, compared with gross profit of $1.7 million, or 17.2% of net sales for 2021. The year-over-year decrease in gross margin was driven primarily by a diminished sales pipeline and discounted pricing in connection with our inventory reduction project. Beginning in the third quarter of 2022, the warehouse square footage was reduced under the new lease agreement and significant amounts of previously reserved inventories were scrapped over the course of the year in connection with reducing leased square footage. Freight and logistics expense was notably higher at the beginning of 2022 as national imports faced backlogs at the ports. Scrap variance and freight in variance increases over prior year were $548 thousand and $324 thousand, respectively.
Beginning in the fourth quarter of 2022, second source suppliers were sought to replace larger, key suppliers in an effort to identify more competitive pricing. During the fourth quarter of 2022, the Company incurred higher short-term supply chain management expense in connection with mitigating the transition impact of the second sourcing. Additionally, the production operated at excess capacity during the first nine months of 2022, prior to headcount reductions.
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
Total gross and net product development spending, including credits from government contracts, is shown in the following table (in thousands):

	For the year ended December 31,
	2022	2021
Total gross product development expenses	$1,491	$1,891
Gross product development expenses were $1.5 million in 2022, a decrease of 21.2%, compared to $1.9 million in 2021. The $0.4 million decrease primarily resulted from lower product development and testing costs, offset by increased salaries and related benefits expenses prior to significant headcount reductions mid-year. Product development costs in 2021 were largely associated with the development and launch of our UVCD products. These UVCD products were fully launched prior to 2022, and no further investments were necessary in 2022.

Selling, general, and administrative

Selling, general, and administrative expenses were $7.1 million, or 119.8% of net sales, in 2022, compared to $8.5 million, or 86.5% of net sales, in 2021. The year-over-year $1.4 million decrease is comprised of a combination of a $1.5 million decrease from a reduction in headcount and salaries, including stock-based compensation and related benefits and a decrease of $0.1 million in all other general expenses, offset by an increase of $0.2 million in sales commissions and consultants. Significant phased headcount reductions began at the end of the second quarter 2022 and continued throughout the end of the year.
Loss on impairment
As a result of the Company’s impairment analysis, a loss on impairment of $338 thousand was recorded in 2022. In the third quarter of 2022, a loss on impairment of $76 thousand was recorded on the write-off of the UV-Robots. An additional $262 thousand of loss on impairment was recorded in the fourth quarter of 2022, which consisted of tooling, equipment, software, hardware, and construction-in-progress. No such loss on impairment was recorded in 2021.
Restructuring
During 2021, we recorded restructuring credits of approximately $21 thousand, related to the cost and offsetting sub-lease income for the remaining lease obligation for our former New York, New York office which expired in June of 2021.
Please refer to Note 4, “Restructuring,” included in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report for further information.
Other expenses
Interest expense
We incurred $954 thousand in interest expense in 2022, primarily related to the interest on borrowings and non-cash amortization of fees related to the Credit Facilities, interest on promissory notes in the principal amounts of $1.7 million (the “ 2021 Streeterville Note”) and $2 million (the “2022 Streeterville Note”) the Company sold and issued to Streeterville Capital, LLC (“Streeterville”) pursuant to separate note purchase agreements, and interest on the short-term bridge financing in the aggregate principal amount of $1.45 million pursuant to promissory notes sold and issued by us to certain private parties, including one of our directors.
In 2021, we incurred $792 thousand in interest expense primarily related to the Credit Facilities and the 2021 Streeterville Note.
Gain on forgiveness of PPP loan
Forgiveness income of $801 thousand related to the Paycheck Protection Program (“PPP”) loan taken out during 2020 and forgiven in 2021 was recognized during the first quarter 2021.
Other expenses, net
We recognized other expenses, net, of $56 thousand in 2022, compared to other expenses, net, of $65 thousand in 2021. Other expenses, net, in 2022 and 2021 primarily consisted of bank and collateral management fees.
Income taxes
For each of the years ended December 31, 2022 and 2021, our effective tax rate was 0.0%. In 2022, our effective tax rate was lower than the statutory rate due to an increase in the valuation allowance as a result of the $9.2 million additional federal net operating loss we recognized for the year. In 2021, our effective tax rate was lower than the statutory rate due to an increase in the valuation allowance as a result of the $9.6 million additional federal net operating loss we recognized for the year.
Deferred income tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred income tax assets will not be realized. In considering the need for a valuation allowance, we assess all evidence, both positive and negative, available to determine whether all or some portion of the deferred tax assets will not be realized. Such evidence includes, but is not limited to, recent earnings history, projections of future income or loss, reversal patterns of existing taxable and deductible temporary differences, and tax planning strategies. We have recorded a full valuation allowance against our deferred tax assets at December 31, 2022 and 2021, respectively. We had no net deferred liabilities at December 31, 2022 or 2021. We will continue to evaluate the need for a valuation allowance on a quarterly basis.
At December 31, 2022, we had net operating loss carry-forwards of approximately $132.4 million for federal income tax purposes ($77.6 million for state and local income tax purposes). However, due to changes in our capital structure, approximately $78.0 million of the $132.4 million is available after the application of IRC Section 382 limitations. As a result of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), net operating loss carry-forwards generated in tax years beginning after December 31, 2017 can only offset 80% of taxable income. These net operating loss carry-forwards can no longer be carried back, but they can be carried forward indefinitely. The $9.2 million and $9.6 million in federal net operating losses generated in December 31, 2022 and 2021, respectively, will be subject to the new limitations under the Tax Act. If not utilized, the carry-forwards generated prior to December 31, 2017 of $35.3 million will begin to expire in 2024 for federal purposes and have begun to expire for state and local purposes. Please refer to Note 11, “Income Taxes,” included in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report for further information.
Net loss
Net loss was $10.3 million for 2022. This compares with a net loss was $7.9 million for 2021, inclusive of a non-cash, pre-tax gain of $0.8 million from the forgiveness of the Company’s PPP loan and $0.9 million in other income recorded relating to the Employee Retention Tax Credit (“ERTC”) ($431 thousand of which was received during the fourth quarter of 2021).
Liquidity and capital resources
General
We generated a net loss of $10.3 million in 2022, compared to net loss of $7.9 million in 2021. We have incurred substantial losses in the past, and as of December 31, 2022, we had an accumulated deficit of $149.0 million.
In order for us to operate our business profitably, we need to grow our sales, maintain cost control discipline while balancing development of our new products required for long-term competitiveness and revenue growth, continue our efforts to reduce product cost, and drive further operating efficiencies. There is a risk that our strategy to return to profitability may not be successful. We will likely require additional financing in the next twelve months to achieve our strategic plan and, if our operations do not achieve, or we experience an unanticipated delay in achieving, our intended level and pace of profitability, we will continue to need additional financing thereafter, none of which may be available on favorable terms or at all and could require us to discontinue or curtail our operations.
Considering both quantitative and qualitative information, we continue to believe that the combination of our plan to continue to ensure appropriate levels of the availability of external financing, current financial position, liquid resources, obligations due or anticipated within the next year, and implementation of our product development and sales channel strategy, if adequately executed, will provide us with an ability to finance our operations through 2023 and will mitigate the substantial doubt about our ability to continue as a going concern.
Credit Facilities
On August 11, 2020, we entered into the Credit Facilities. The Credit Facilities consist of the Inventory Facility, an inventory financing facility for up to $3.0 million, which amount was subsequently increased to $3.5 million in April 2021. In January 2023, we amended the Inventory Facility, reducing the maximum availability to $500 thousand, reducing monthly fees and paying down an aggregate of $1 million in January and February 2023. The Receivables Facility, a receivables financing facility for up to $2.5 million, was terminated in February 2023, further reducing our monthly borrowing costs. As of December 31, 2022, our cash was approximately $0.1 million and our total outstanding balance was approximately $1.5 million under the Credit Facilities. As of December 31, 2022, our additional availability under the Credit Facilities was $55 thousand.
June 2022 Private Placement
In June 2022, we completed a private placement (the “June 2022 Private Placement”) with certain institutional investors for the sale of 1,313,462 shares of our common stock at a purchase price of $1.30 per share. We also sold to the same institutional investors (i) pre-funded warrants (the “June 2022 Pre-Funded Warrants”) to purchase 1,378,848 shares of common stock at an exercise price of $0.0001 per share and (ii) warrants (collectively with the June 2022 Pre-Funded Warrants, the “June 2022 Warrants”) to purchase up to an aggregate of 2,692,310 shares of common stock at an exercise price of $1.30 per share. In connection with the June 2022 Private Placement, we paid the placement agent commissions of $252 thousand, plus $35 thousand in expenses, and we also paid legal, accounting and other fees of $47 thousand. Total offering costs of $334 thousand have been presented as a reduction of additional paid-in capital and have been netted within equity in the Condensed Consolidated Balance Sheet as of December 31, 2022. Net proceeds to us from the June 2022 Private Placement were approximately $3.2 million. We determined the exercise price of the June 2022 Pre-Funded Warrants to be nominal and, as such, have considered the 1,378,848 shares underlying them to be outstanding effective June 7, 2022, for purposes of calculating net loss per share.

In July 2022, all of the June 2022 Pre-Funded Warrants were exercised. As of December 31, 2022, June 2022 Warrants to purchase an aggregate of 2,692,310 shares remained outstanding, with a weighted average exercise price of $1.30 per share. The exercise of the remaining June 2022 Warrants outstanding could provide us with cash proceeds of up to $3.5 million in the aggregate.
2022 Streeterville Note
On April 21, 2022, we entered into a note purchase agreement with Streeterville pursuant to which we sold and issued to Streeterville the 2022 Streeterville Note. The 2022 Streeterville Note was issued with an original issue discount of $215 thousand and Streeterville paid a purchase price of approximately $1.8 million for the 2022 Streeterville Note, from which the Company paid $15 thousand to Streeterville for Streeterville’s transaction expenses.
The 2022 Streeterville Note had an original maturity date of April 21, 2024, and accrues interest at 8% per annum, compounded daily, on the outstanding balance. On January 17, 2023, we agreed with Streeterville to restructure and pay down the 2022 Streeterville Note and to extend its maturity date to December 1, 2024. We agreed to make payments to reduce the outstanding amounts of the 2022 Streeterville Note of $500 thousand by January 20, 2023 and $250 thousand by July 14, 2023. The $500 thousand was paid in January 2023. Streeterville agreed to extend the term of the 2022 Streeterville Note through December 1, 2024, and beginning January 1, 2024, we will make twelve monthly repayments of approximately $117 thousand each. We have the right to prepay any of the scheduled repayments at any time or from time to time without additional penalty or fees. Provided we make all payments as scheduled or earlier, the 2022 Streeterville Note will be deemed paid in full and shall automatically be deemed canceled. Please refer to Note 15, “Subsequent Events” included in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report for further detail.
The total liability for the 2022 Streeterville Note, net of discount and financing fees, was $2.0 million at December 31, 2022.
In the event our common stock is delisted from Nasdaq, the amount outstanding under the 2022 Streeterville Note will automatically increase by 15% as of the date of such delisting.
December 2021 Private Placement
In December 2021, we completed a private placement (the “December 2021 Private Placement”) with certain institutional investors for the sale of 1,193,185 shares of our common stock at a purchase price of $3.52 per share. We also sold to the same institutional investors (i) pre-funded warrants (“December 2021 Pre-Funded Warrants”) to purchase 85,228 shares of common stock at an exercise price of $0.0001 per share and (ii) warrants (collectively with the December 2021 Pre-Funded Warrants, the “December 2021 Warrants”) to purchase up to an aggregate of 1,278,413 shares of common stock at an exercise price of $3.52 per share. We paid the placement agent commission of $360 thousand, plus $42 thousand in expenses, in connection with the December 2021 Private Placement and we also paid legal, accounting and other fees of $97 thousand related to the December 2021 Private Placement. Total offering costs of $499 thousand have been presented as a reduction of additional paid-in-capital and have been netted within equity in the Condensed Consolidated Balance Sheet as of December 31, 2022. Net proceeds to us from the December 2021 Private Placement were approximately $4.0 million. We determined the exercise price of the December 2021 Pre-Funded Warrants to be nominal and, as such, considered the 85,228 shares underlying them to be outstanding effective December 16, 2021, for purposes of calculating net loss per share.
In January 2022, all of the December 2021 Pre-Funded Warrants were exercised. As of December 31, 2022, December 2021 Warrants to purchase an aggregate of 1,278,413 shares remained outstanding, with an exercise price of $3.52 per share. The exercise of the remaining December 2021 Warrants outstanding could provide us with cash proceeds of up to $4.5 million in the aggregate.
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

2021 Streeterville Note
On April 27, 2021, we entered into a note purchase agreement with Streeterville, pursuant to which we sold and issued the 2021 Streeterville Note. The 2021 Streeterville Note was issued with an original issue discount of $194 thousand and Streeterville paid a purchase price of $1.5 million for the 2021 Streeterville Note, after deduction of $15 thousand of Streeterville’s transaction expenses.
Beginning on November 1, 2021, Streeterville could require the Company to redeem up to $205 thousand of the 2021 Streeterville Note in any calendar month. The Company had the right on three occasions to defer all redemptions that Streeterville could otherwise require the Company to make during any calendar month. Each exercise of this deferral right by the Company increased the amount outstanding under the 2021 Streeterville Note by 1.5%. The Company exercised this right twice during the fourth quarter of 2021, once during the second quarter of 2022 and once during the third quarter of 2022. The Company and Streeterville agreed to exchange common stock, priced at-the-market, for the required redemptions in October 2022 and December 2022, totaling $305 thousand converted to equity. These exchanges satisfied the redemption notices provided by Streeterville, and following the December 2022 exchange, the note was paid in full.
January 2020 Equity Offering

In January 2020, we completed a registered direct offering for the sale of 688,360 shares of our common stock to certain institutional investors, at a purchase price of $3.37 per share. We also sold, to the same institutional investors, warrants to purchase up to 688,360 shares of common stock at an exercise price of $3.37 per share in a concurrent private placement (the “January 2020 Investor Warrants”) for a purchase of $0.625 per warrant. In addition, we issued warrants to the placement agent to purchase up to 48,185 shares of common stock at an exercise price of $4.99 per share (together with the January 2020 Investor Warrants, the “January 2020 Warrants”). Proceeds to us, before expenses, from the January 2020 Equity Offering were approximately $2.8 million.

Convertible Notes
On March 29, 2019, we issued $1.7 million aggregate principal amount of subordinated convertible promissory notes (the “Convertible Notes”) to certain investors in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. The Convertible Notes had a maturity date of December 31, 2021 and bore interest at a rate of 5% per annum until June 30, 2019 and at a rate of 10% thereafter. Pursuant to their terms, on January 16, 2020, following approval by our stockholders of certain amendments to the Company’s Certificate of Incorporation, the principal amount of all of the Convertible Notes, and the accumulated interest thereon ($0.1 million), which totaled $1.8 million, were converted at a conversion price of $0.67 per share into an aggregate of 2,709,018 shares of the Company’s Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), which is convertible on a one-for-five basis into shares of our common stock. During 2021, 1,721,023 shares of Series A Preferred Stock were converted into 344,205 shares of common stock. During 2022, no shares of Series A Preferred Stock was converted into shares of common stock.
Need for Additional Financing
Even with access to outstanding borrowings under the Inventory Facility, which we have further curtailed and agreed to pay down in 2023, we may not generate sufficient cash flows from our operations or be able to borrow sufficient funds to sustain our operations within the next twelve months or in the time periods thereafter. As such, we will likely need additional external financing during 2023 and thereafter and will continue to review and pursue external funding sources including, but not limited to, the following:
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
•loans or other debt instruments may have terms and/or conditions, such as interest rates, restrictive covenants, conversion features, refinancing demands, and control or revocation provisions, which are not acceptable to management or our Board of Directors; and
•the current environment in the capital markets and volatile interest rates, combined with our capital constraints may prevent us from being able to obtain adequate debt financing.

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
Cash and debt
At December 31, 2022, our cash balance was $0.1 million, compared to $2.7 million at December 31, 2021.
The following is a summary of cash flows from operating, investing, and financing activities, as reflected in the Consolidated Statements of Cash Flows (in thousands):

	2022	2021
Net cash used in operating activities	$(6,713)	$(9,765)

Net cash used in investing activities	$(16)	$(443)

Proceeds from the issuance of common stock and warrants	$3,500	$9,500
Proceeds from the exercise of warrants	—	801
Offering costs paid on the issuance of common stock and warrants	(334)	(969)
Principal payments under finance lease obligations	(1)	(3)
Proceeds from exercise of stock options and purchases through employee stock purchase plan	6	80
Common stock withheld in lieu of income tax withholding on vesting of restricted stock units	—	(1)
Payments for deferred financing costs	(114)	(30)
Payments on the 2021 Streeterville Note	(1,640)	—
Proceeds from the 2021 Streeterville Note	—	1,515
Proceeds from the 2022 Streeterville Note	2,000	—
Proceeds from related party promissory notes payable	800	—
Proceeds from promissory notes payable	650	—
Net payments on credit line borrowings - Credit Facilities	(768)	(181)
Net cash provided by financing activities	$4,099	$10,712
Cash used in operating activities
Net cash used in operating activities of $6.7 million in 2022 resulted primarily from the net loss incurred of $10.3 million, adjusted for non-cash items, including: depreciation and amortization of $0.5 million, stock-based compensation, net of $0.1 million, and non-favorable provisions from inventory $32 thousand, and favorable provisions from warranty of $0.1 million, as well as a loss on impairment of property and equipment of $0.3 million. We generated $0.8 million through the timing of collection of accounts receivable, $0.2 million from the change in prepaid and other current assets, $0.1 million for short-term deposits, and $2.4 million in inventory as we sold off a substantial portion of the stock on hand. We used $0.3 million from changes in deferred revenue, $1 thousand in cash for a decrease in accounts payable due to the timing of inventory receipts and payments, and $0.6 million through a decrease of other accrued liabilities.

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
Cash used in investing activities
Net cash used in investing activities was $16 thousand in 2022, primarily from the acquisition of property and equipment.
Net cash used by investing activities was $0.4 million in 2021, and resulted primarily from the addition of software and tooling to support production operations as well as the development of an e-commerce platform.
Cash provided by financing activities
Net cash provided by financing activities for the year ended December 31, 2022 of $4.1 million primarily resulted from the proceeds from the issuance of common stock and warrants of $3.5 million and proceeds from promissory notes payable of $0.7 million and related party promissory notes payable of $0.8 million. Additionally, the issuance of the 2022 Streeterville Note provided net proceeds of $2.0 million. The increases in cash were offset by payments on the 2021 Streeterville Note of $1.6 million.
Net cash provided by financing activities for the year ended December 31, 2021 of $10.7 million primarily resulted from $4.0 million and $4.5 million in net proceeds received from the December 2021 Private Placement and the June 2021 Equity Offering, respectively, $1.5 million of net proceeds from the 2021 Streeterville Note, and $0.8 million of proceeds from the exercise of 237,892 January 2020 Warrants. These increases in cash were offset by net payments made against borrowings under the Inventory Facility and the Receivables Facility of $150 thousand and $31 thousand, respectively.
Credit Facilities
On August 11, 2020, we entered into the Credit Facilities, consisting of two debt financing arrangements. The Credit Facilities consist of the Inventory Facility, a two-year inventory financing facility for up to $3.0 million, which amount was subsequently increased to $3.5 million, and the Receivables Facility, a two-year receivables financing facility for up to $2.5 million. On January 18, 2023, the Company and the Inventory Lender entered into an amendment to restructure and pay down the Inventory Facility during 2023, which amendment reduced the overall availability to $500 thousand. On February 7, 2023, the Company and Receivable Lender terminated the Receivables Facility.
Net borrowings under the Inventory Facility at December 31, 2022 and 2021 were $1.4 million and $1.2 million, respectively. Net borrowings under the Receivables Facility at December 31, 2022 and December 31, 2021 were $0.1 million and $1.0 million, respectively. These facilities are recorded in the Consolidated Balance Sheets as of December 31, 2022 and 2021 as a current liability under the caption “Credit line borrowings, net of origination fees.” Outstanding balances include unamortized net issuance costs totaling $47 thousand and $84 thousand, respectively, for the Inventory Facility and $15 thousand and $24 thousand, respectively, for the Receivables Facility as of December 31, 2022 and 2021.
For more information, see Note 8, “Debt,” and Note 15, “Subsequent Events,” included in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report.
Off-balance sheet arrangements
We had no off-balance sheet arrangements at December 31, 2022 or 2021.
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
Accounts Receivable
Our trade accounts receivable consists of amounts billed to and currently due from customers. Our customers are concentrated in the United States. In the normal course of business, we extend unsecured credit to our customers related to the sale of our products. Credit is extended to customers based on an evaluation of the customer’s financial condition and the amounts due are stated at their estimated net realizable value. From time to time, we have utilized a third-party account receivable insurance program with a very high credit worthy insurance company where we have the large majority of the accounts receivable insured with a portion of self-retention. This third party also provided credit-worthiness ratings and metrics that significantly assisted us in evaluating the credit worthiness of both existing and new customers. We maintain allowances for sales returns and doubtful accounts receivable to provide for the estimated number of account receivables that will not be collected. The allowance is based on an assessment of customer creditworthiness and historical payment experience, the age of outstanding receivables, and performance guarantees to the extent applicable. Past due amounts are written off when our internal collection efforts have been unsuccessful, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. We do not generally require collateral from our customers.
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
In 2022 and 2021, the total allowance was $26 thousand and $14 thousand, respectively, which was all related to sales returns. We review these allowance accounts periodically and adjust them accordingly for current conditions.

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
Long-lived assets are reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Events or circumstances that would result in an impairment review primarily include operations reporting losses, a significant change in the use of an asset, or the planned disposal or sale of the asset. The asset would be considered impaired when the future net undiscounted cash flows generated by the asset are less than its carrying value. An impairment loss would be recognized based on the amount by which the carrying value of the asset exceeds its fair value, as determined by quoted market prices (if available) or the present value of expected future cash flows. In 2022, a loss on impairment of $338 thousand was recorded. Refer to Note 6, “Property and Equipment,” included in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report for additional information.
Valuation of inventories
We state inventories at the lower of standard cost (which approximates actual cost determined using the first-in-first-out method) or net realizable value. We establish provisions for excess and obsolete inventories after evaluation of historical sales, market prices, current economic trends, forecasted sales, product lifecycles, and current inventory levels. Throughout 2022, we faced supply chain constraints and also undertook an inventory reduction project in connection with reducing our warehouse square footage, which impacted our inventory purchasing strategy and resulted in a decrease in our gross inventory levels of $2.9 million and excess inventory reserves of $0.5 million compared to 2021. During 2021, we experienced global supply chain and logistics constraints, which impacted our inventory purchasing strategy, leading to a buildup of inventory and inventory components in an effort to manage both shortages of available components and longer lead times in obtaining components, which resulted in an increase in our gross inventory levels of $2.4 million and excess inventory reserves of $0.2 million compared to 2020. Adjustments to our estimates, such as forecasted sales and expected product lifecycles, could harm our operating results and financial position. Refer to Note 5, “Inventories,” included in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report for additional information.
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
Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets. At December 31, 2022 and 2021, we have recorded a full valuation allowance against our deferred tax assets due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward. The valuation allowance is based upon our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable. In considering the need for a valuation allowance, we assess all evidence, both positive and negative, available to determine whether all or some portion of the deferred tax assets will not be realized. Such evidence includes, but is not limited to, recent earnings history, projections of future income or loss, reversal patterns of existing taxable and deductible temporary differences, and tax planning strategies. We continue to evaluate the need for a valuation allowance on a quarterly basis.
At December 31, 2022, we had net operating loss carry-forwards of approximately $132.4 million for federal income tax purposes ($77.6 million for state and local income tax purposes). However, due to changes in our capital structure, approximately $78.0 million of the $132.4 million is available to offset future taxable income after the application of IRC Section 382 limitations. As a result of the Tax Act, net operating loss carry-forwards generated in tax years beginning after December 31, 2017 can only offset 80% of taxable income. These net operating loss carry-forwards can no longer be carried back, but they can be carried forward indefinitely. The $9.2 million and $9.6 million in federal net operating losses generated in

2022 and 2021, respectively, will be subject to the new limitations under the Tax Act. If not utilized, the carry-forwards generated prior to December 31, 2017 of $37.5 million will begin to expire in 2024 for federal purposes and have begun to expire for state and local purposes. Please refer to Note 11, “Income Taxes,” included in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report for further information.
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
Leases
The Company leases certain equipment, manufacturing, warehouse and office space under non-cancellable operating leases expiring through 2027 under which it is responsible for related maintenance, taxes and insurance. The Company had one finance lease on a forklift containing a bargain purchase option which was exercised in July 2022. The lease term consists of the non-cancellable period of the lease, periods covered by options to extend the lease if the Company is reasonably certain to exercise the option, and periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise the option.
Additionally, as of March 25, 2022, the terms of our expiring headquarters real estate operating lease for manufacturing, warehouse and office space have been modified beginning July 1, 2022 to reflect a smaller footprint at reduced costs through 2027. In accordance with Accounting Standards Codification 842, Leases (“Topic 842”), as a result of the extension, the related lease liability was remeasured and the right-of-use asset was adjusted for the modification in March 2022. The present value of the lease obligation for this lease was calculated using an incremental borrowing rate of 16.96%, which was the Company’s blended borrowing rates (including interest, annual facility fees, collateral management fees, bank fees and other miscellaneous lender fees) on its revolving lines of credit. The weighted average remaining lease term for the operating leases is 4.7 years.

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
Recently issued accounting pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which significantly changes the accounting for credit losses on instruments within its scope. The new guidance introduces an approach based on expected losses to estimate credit losses on certain financial instruments, including trade receivables, and requires an entity to recognize an allowance based on its estimate of expected credit losses rather than incurred losses. This standard is effective for interim and annual periods starting after December 15, 2022 and will generally requires adoption on a modified retrospective basis. We are in the process of evaluating the impact of the standard.
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
Solon, Ohio
Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Energy Focus, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ (deficit) equity, and cash flows for the years then ended, and the related notes and Schedule II (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Continuation as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company has experienced recurring losses from operations and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Reserves for Excess, Obsolete and Slow-Moving Inventories

Description of the Matter

As described in Notes 2 and 5 to the consolidated financial statements, the Company assesses the valuation of inventories each reporting period based on the lower of cost or net realizable value. The Company establishes reserves for excess, obsolete and slow-moving inventories after evaluation of historical sales, current economic trends, forecasted sales, product lifecycles and current inventory levels. The assessment is both quantitative and qualitative. As of December 31, 2022, the Company had inventories of $5.5 million, net of reserves for excess, obsolete and slow-moving inventories.

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

Our substantive audit procedures included, among others, testing the logic and integrity of calculations within management’s analysis; testing the completeness and accuracy of underlying data used, including inventory quantities, carrying costs and the estimate of net realizable value by product; and evaluating the reasonableness of management’s assumptions related to demand forecasts, estimated reserve percentages and qualitative considerations involving, among others, the implications of new or revised operational strategies. Evaluating the reasonableness of management’s assumptions involved (i) comparing historical sales by product, used as a basis for future demand, to audited sales subledgers on a sample basis, (ii) holding discussions with senior management to determine whether strategic or operational changes in the business were consistent with the projections of future demand that were utilized as the basis for the reserves recorded, and (iii) corroborating management’s qualitative considerations of future demand through review of unfulfilled customer purchase orders as of year-end on a sample basis.

/s/ GBQ Partners, LLC

We have served as the Company's auditor since 2019.

Columbus, Ohio
March 23, 2023

ENERGY FOCUS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31,
(amounts in thousands except share data)

	2022	2021
ASSETS
Current assets:
Cash	$52	$2,682
Trade accounts receivable, less allowances of $26 and $14, respectively	445	1,240
Inventories, net	5,476	7,866
Short-term deposits	592	712
Prepaid and other current assets	232	479
Receivable for claimed ERTC	445	445
Total current assets	7,242	13,424
Property and equipment, net	76	675
Operating lease, right-of-use asset	1,180	292
Total assets	$8,498	$14,391
LIABILITIES
Current liabilities:
Accounts payable	$2,204	$2,235
Accrued liabilities	145	265
Accrued legal and professional fees	—	104
Accrued payroll and related benefits	261	718
Accrued sales commissions	76	57
Accrued warranty reserve	183	295
Deferred revenue	—	268
Operating lease liabilities	198	325
Finance lease liabilities	—	1
Promissory notes payable, net of discounts and loan origination fees	2,618	1,719
Related party promissory notes payable	814	—
Credit line borrowings, net of loan origination fees	1,447	2,169
Total current liabilities	7,946	8,156
(continued on the following page)
 The accompanying notes are an integral part of these consolidated financial statements.

ENERGY FOCUS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31,
(amounts in thousands except share data)

	2022	2021
Operating lease liabilities, net of current portion	1,029	26
Total liabilities	8,975	8,182

STOCKHOLDERS' (DEFICIT) EQUITY
Preferred stock, par value $0.0001 per share:
Authorized: 5,000,000 shares (3,300,000 shares designated as Series A Convertible Preferred Stock) at December 31, 2022 and December 31, 2021
Issued and outstanding: 876,447 shares at December 31, 2022 and December 31, 2021	—	—
Common stock, par value $0.0001 per share:
Authorized: 50,000,000 shares at December 31, 2022 and December 31, 2021
Issued and outstanding: 9,848,438 shares at December 31, 2022 and 6,368,549 shares at December 31, 2021	1	—
Additional paid-in capital	148,545	144,953
Accumulated other comprehensive loss	(3)	(3)
Accumulated deficit	(149,020)	(138,741)
Total stockholders' (deficit) equity	(477)	6,209
Total liabilities and stockholders' (deficit) equity	$8,498	$14,391
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY FOCUS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31,
(amounts in thousands except per share data)

	2022	2021
Net sales	$5,968	$9,865
Cost of sales	6,286	8,167
Gross (loss) profit	(318)	1,698

Operating expenses:
Product development	1,491	1,891
Selling, general, and administrative	7,148	8,535
Loss on impairment	338	—
Restructuring	—	(21)
Total operating expenses	8,977	10,405
Loss from operations	(9,295)	(8,707)

Other expenses:
Interest expense	954	792
Gain on forgiveness of PPP loan	—	(801)
Other income	(30)	(876)
Other expenses	56	65
Loss from operations before income taxes	(10,275)	(7,887)
Provision for (benefit from) income taxes	4	(1)
Net loss	$(10,279)	$(7,886)

Net loss per common share - basic and diluted:
Net loss	$(1.27)	$(1.73)

Weighted average shares of common shares outstanding:
Basic and diluted	8,110	4,561
 The accompanying notes are an integral part of these consolidated financial statements.

ENERGY FOCUS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31,
(amounts in thousands)

	2022	2021
Net loss	$(10,279)	$(7,886)

Other comprehensive loss:
Foreign currency translation adjustments	—	—
Comprehensive loss	$(10,279)	$(7,886)
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY FOCUS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021
(amounts in thousands)

					Additional Paid-in Capital	Accumulated Other Comprehensive Loss
	Preferred Stock		Common Stock				Accumulated Deficit
	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2020	2,597	$—	3,525	$—	$135,113	$(3)	$(130,855)	$4,255
Issuance of common stock under employee stock option and stock purchase plans	—	—	79	—	80	—	—	80
Common stock withheld in lieu of income tax withholding on vesting of restricted stock units	—	—	—	—	(1)	—	—	(1)
Issuance of common stock and warrants	—	—	2,183	—	9,500	—	—	9,500
Offering costs on issuance of common stock and warrants	—	—	—	—	(969)	—	—	(969)
Issuance of common stock upon the exercise of warrants	—	—	237	—	801	—	—	801
Issuance of common stock upon the conversion from preferred stock	(1,721)	—	344	—	—	—	—	—
Stock-based compensation	—	—	—	—	429	—	—	429
Net loss	—	—	—	—	—	—	(7,886)	(7,886)
Balance at December 31, 2021	876	$—	6,368	$—	$144,953	$(3)	$(138,741)	$6,209
Issuance of common stock under employee stock option and stock purchase plans	—	—	46	—	6	—	—	6
Issuance of common stock and warrants	—	—	1,313	1	3,499	—	—	3,500
Offering costs on issuance of common stock and warrants	—	—	—	—	(334)	—	—	(334)
Issuance of common stock upon the exercise of warrants	—	—	1,465	—	—	—	—	—
Stock-based compensation	—	—	—	—	117	—	—	117
Stock issued in exchange transactions	—	—	657	—	304	—	—	304
Net loss	—	—	—	—	—	—	(10,279)	(10,279)
Balance at December 31, 2022	876	$—	9,849	$1	$148,545	$(3)	$(149,020)	$(477)

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY FOCUS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,
(amounts in thousands)

	2022	2021
Cash flows from operating activities:
Net loss	$(10,279)	$(7,886)
Adjustments to reconcile net loss to net cash used in operating activities:
Other income	(30)	(876)
Capitalized interest on promissory notes payable	40	—
Gain on forgiveness of PPP loan	—	(801)
Depreciation	159	188
Stock-based compensation	117	429
Provision for doubtful accounts receivable	14	6
Provision for slow-moving and obsolete inventories	32	156
Provision for warranties	(111)	68
Amortization of loan discounts and origination fees	364	230
Loss on impairment	338	—
Change in operating assets and liabilities:
Accounts receivable	783	783
Inventories	2,358	(2,381)
Short-term deposits	120	257
Prepaid and other assets	247	669
Accounts payable	(1)	(423)
Accrued and other liabilities	(596)	(380)
Deferred revenue	(268)	196
Total adjustments	3,566	(1,879)
Net cash used in operating activities	(6,713)	(9,765)

Cash flows from investing activities:
Acquisitions of property and equipment	(41)	(443)
Proceeds from the sale of property and equipment	25	—
Net cash used in investing activities	(16)	(443)

Cash flows from financing activities:
Proceeds from the issuance of common stock and warrants	3,500	9,500
Proceeds from the exercise of warrants	—	801
Offering costs paid on the issuance of common stock and warrants	(334)	(969)
Principal payments under finance lease obligations	(1)	(3)
Proceeds from exercise of stock options and purchases through employee stock purchase plan	6	80
Common stock withheld in lieu of income tax withholding on vesting of restricted stock units	—	(1)
Payments on the 2021 Streeterville Note	(1,640)	—
Proceeds from the 2021 Streeterville Note	—	1,515
Proceeds from the 2022 Streeterville Note	2,000	—
Proceeds from related party promissory notes payable	800
Proceeds from promissory notes payable	650	—
Payments for deferred financing costs	(114)	(30)
Net payments on credit line borrowings - Credit Facilities	(768)	(181)
Net cash provided by financing activities	4,099	10,712

(continued on the following page)
ENERGY FOCUS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31,
(amounts in thousands)

	2022	2021
Net increase in cash	(2,630)	504
Cash, beginning of year	2,682	2,178
Cash, end of year	$52	$2,682

Supplemental information:
Cash paid in year for interest	$364	$381
Cash paid in year for income taxes	$1	$4

Non-cash investing and financing activities:
Debt-to-equity exchange transactions	$304	$—
The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF OPERATIONS
Energy Focus, Inc. engages primarily in the design, development, manufacturing, marketing and sale of energy-efficient lighting systems and controls. We develop, market and sell high quality light-emitting diode (“LED”) lighting and controls products in the commercial market and military maritime market (“MMM”), and began to expand our offerings into the consumer market in the fourth quarter of 2021. Our mission is to enable our customers to run their facilities, offices with greater energy efficiency, productivity, and human health and wellness through advanced LED retrofit solutions. Our goal is to be the human wellness lighting and LED technology and market leader for the most demanding applications where performance, quality, value, environmental impact and health are considered paramount. We specialize in LED lighting retrofit by replacing fluorescent, high-intensity discharge lighting and other types of lamps in institutional buildings for primarily indoor lighting applications with our innovative, high-quality commercial and military-grade tubular LED (“TLED”) products, as well as other LED and lighting control products for commercial and consumer applications. In late 2020, we announced the launch of ultraviolet-C light disinfection (“UVCD”) products. After evaluating market demand and supply chain challenges for our UVCD products, we revised our business strategy to primarily focus on our MMM and commercial and industrial lighting and control products. We are also evaluating adjacent technologies including Gallium Nitride (“GaN”) based power supplies and additional market opportunities in energy solution products that promote sustainability.
The LED lighting industry has changed dramatically over the past several years due to increasing competition and price erosion. We have been experiencing these industry forces in both our military business since 2016 and in our commercial segment, where we once commanded significant price premiums for our flicker-free TLEDs with primarily 10-year warranties. In more recent years, we have focused on redesigning our products for lower costs and consolidated our supply chain for stronger purchasing power in an effort to price our products more competitively. Despite these efforts, our legacy products continue to face aggressive pricing competition and a convergence of product functionality in the marketplace, and we have shifted to diversifying our supply chain in an effort to increase value and remain competitive. These trends are not unique to Energy Focus as evidenced by the increasing number of industry peers facing challenges, exiting LED lighting, selling assets and even going out of business.
In addition to continuously pursuing cost reductions, our strategy to combat these trends is to innovate both our technology and product offerings with differentiated products and solutions that offer greater, distinct value. Specific examples of these products we have developed include the RedCap®, our emergency backup battery integrated TLED, EnFocus™, our new dimmable/color-tunable lighting and powerline control platform that we launched in 2020, and the second generation of EnFocus™ powerline control switches and circadian lighting system for both commercial and residential markets, which as a result of supply chain challenges we now plan to launch in 2023. Similarly, our plans to expand and enhance the performance of our RedCap® product line are also now expected in 2023. We continue to evaluate our sales strategy and believe our go-to-market strategy that focuses more on direct-sales marketing, selectively expanding our channel partner network to cover territories across the country, and listening to the voice of the customer, will lead to better and more impactful product development efforts that we believe will eventually translate into larger addressable markets and greater sales growth for us.
The Company has experienced significant sales declines, operating losses and increases in its inventory. Beginning in 2019, significant restructuring efforts were undertaken. The Company replaced the entire senior management team, significantly reduced non-critical expenses, minimized the amount of inventory the Company was purchasing, dramatically changed the composition of our board of directors (“Board of Directors”) and the executive team, and recruited new departmental leaders across the Company. The initial cost savings efforts to reduce costs to minimize cash usage included the elimination of certain positions, restructuring of the sales organization and incentive plan, flattening of the senior management team, additional operational streamlining, management compensation reductions, and outsourcing of certain functions including certain elements of supply chain and marketing.
During 2021 and 2022, we realized initial cost-savings benefits from these relaunch efforts, but continued to face significant operating losses. Despite these cost-cutting efforts, the company faced a challenging commercial market with continuing impacts from the global pandemic combined with ongoing delays in MMM projects and funding that continued to depress sales through 2021 while the company invested in exploring additional lines of business with UVCD technology that ultimately gained little traction in the market.
At the beginning of 2022, the board of directors appointed our lead independent director to serve as interim chief executive officer and replace our previous chief executive officer. During 2022, the company expanded its cost-reduction efforts, reduced its warehouse square footage, undertook an inventory reduction project, and dramatically reduced head count. In February and September of 2022, we also added three experienced executives to our Board of Directors with extensive lighting and consumer

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
products industry experience. We reinvested in our MMM sales channel with a strategic hire in May 2022 and continue to pursue these sales opportunities, though the sales cycles for what are frequently made-to-order products are longer than commercial offerings.
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
Revenue recognition
Net sales include revenues from sales of products and shipping and handling charges, net of estimates for product returns. Revenue is measured at the amount of consideration we expect to receive in exchange for the transferred products. We recognize revenue at the point in time when we transfer the promised products to the customer and the customer obtains control over the products. Distributors’ obligations to us are not contingent upon the resale of our products. We recognize revenue for shipping and handling charges at the time the goods are shipped to the customer, and the costs of outbound freight are included in cost of sales. We provide for product returns based on historical return rates. While we incur costs for sales commissions to our sales employees and outside agents, we recognize commission costs concurrent with the related revenue, as the amortization period is less than one year. We do not incur any other incremental costs to obtain contracts with our customers. Our product warranties are assurance-type warranties, which promise the customer that the products are as specified in the contract. Therefore, the product warranties are not a separate performance obligation and are accounted for as described below. Sales taxes assessed by governmental authorities and collected by us are accounted for on a net basis and are excluded from net sales. Pursuant to ASC 606, Revenue Recognition, contract assets and contract liabilities as of the beginning and ending of the reporting periods must be disclosed. Please find below the breakout of the Company’s contracts:

	At December 31,
	2022	2021	2020
Gross Accounts Receivable	$471	$1,254	$2,029
Less: Allowance for Doubtful Accounts	(26)	(14)	(8)
Net Accounts Receivable	$445	$1,240	$2,021
A disaggregation of product net sales is presented in Note 12, “Product and Geographic Information.”
Cash
At December 31, 2022, we had cash of $0.1 million and at December 31, 2021, we had cash of $2.7 million on deposit with financial institutions located in the United States.

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Inventories
We state inventories at the lower of standard cost (which approximates actual cost determined using the first-in-first-out method) or net realizable value. We establish provisions for excess and obsolete inventories after evaluation of historical sales, current economic trends, forecasted sales, product lifecycles, and current inventory levels. The assessment is both quantitative and qualitative. The reduction in warehouse space following the new lease agreement in July 2022 required both significant disposal of highly reserved, excess and obsolete inventory and a focus on selling down inventory on hand throughout 2022. As a result of our initiatives to sell down inventory, we sold some inventory below cost. The difference between cost and sale price was applied to remaining inventory and included in lower of cost or market component of the provision for excess and obsolete inventory calculation. We limited inventory and component purchases to top selling products that maintained high inventory turnover. This resulted in a net decrease of our gross inventory levels of $2.9 million and excess and obsolete inventory reserves of $0.5 million as compared to 2021.
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
Accounts receivable
Our trade accounts receivable consists of amounts billed to and currently due from customers. Our customers are concentrated in the United States. In the normal course of business, we extend unsecured credit to our customers related to the sale of our products. Credit is extended to customers based on an evaluation of the customer’s financial condition and the amounts due are stated at their estimated net realizable value. From time to time, we have utilized a third-party account receivables insurance program with a very high credit worthy insurance company where we have the large majority of the accounts receivable insured with a portion of self-retention. This third party also provided credit-worthiness ratings and metrics that significantly assisted us in evaluating the credit worthiness of both existing and new customers. We maintain allowances for sales returns and doubtful accounts receivable to provide for the estimated amount of account receivables that will not be collected. The allowance is based on an assessment of customer creditworthiness and historical payment experience, the age of outstanding receivables, and performance guarantees to the extent applicable. Past due amounts are written off when our internal collection efforts have been unsuccessful, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. We do not generally require collateral from our customers.
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
Income taxes
As part of the process of preparing the Consolidated Financial Statements, we are required to estimate our income tax liability in each of the jurisdictions in which we do business. This process involves estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items, such as deferred revenues, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our Consolidated Balance Sheets. We then assess the likelihood of the deferred tax assets being recovered from future taxable income and, to the extent we believe it is more likely than not that the deferred tax assets will not be recovered, or is unknown, we establish a valuation allowance. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets. At December 31, 2022 and 2021, we have recorded a full valuation allowance against our net deferred tax assets due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward. The valuation allowance is based upon our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable. In considering the need for a valuation allowance, we assess all evidence, both positive and negative, available to determine whether all or some portion of the deferred tax assets will not be realized. Such evidence includes, but is not limited to, recent earnings history, projections of future income or loss, reversal patterns of existing taxable and deductible temporary differences, and tax planning strategies. We continue to evaluate the need for a valuation allowance on a quarterly basis.

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
Leases
Under the new lease standard, ASC 842, Leases (“Topic 842”), both operating and finance lease are capitalized on the balance sheet. A contract is or contains a lease if the contract conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration. A period of time may be described in terms of the amount of use of an identified asset. An operating lease is a contract that permits the use of an asset without transferring

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the ownership rights of said asset. A finance lease is a contract that permits the use of an asset and transfers ownership after the lease period is complete, and the lessor meets all other contract obligations. The leased asset is amortized over the life of the lease contract.
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
The following table presents a reconciliation of basic and diluted loss per share computations (in thousands, except per share amounts):

	For the years ended December 31,
	2022	2021
Numerator:
Net loss	$(10,279)	$(7,886)

Denominator:
Basic and diluted weighted average common shares outstanding	8,110	4,561
As a result of the net loss we incurred for the year ended December 31, 2022, convertible preferred stock representing approximately 175 thousand shares of common stock were excluded from the basic loss per share calculation because their inclusion would have been anti-dilutive. We determined the exercise price of the June 2022 Pre-Funded Warrants to be nominal and, as such, have considered the approximately 1,378,848 shares underlying them, for the purposes of calculating basic EPS. The June 2022 Pre-Funded Warrants were all exercised in July 2022.
As a result of the net loss we incurred for the year ended December 31, 2021, options, warrants and convertible preferred stock representing approximately 51 thousand, 47 thousand and 260 thousand shares of common stock, respectively, were excluded from the basic loss per share calculation because their inclusion would have been anti-dilutive. We determined the exercise price of the December 2021 Pre-Funded Warrants to be nominal and, as such, have considered the approximately 85 thousand shares underlying them to be outstanding effective December 31, 2021, for the purposes of calculating basic EPS.
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
Advertising expenses
Advertising expenses are charged to operations in the period incurred. They consist of costs for the placement of our advertisements in various media and the costs of demos provided to potential distributors of our products. Advertising expenses were $0.3 million and $0.4 million for the years ended December 31, 2022 and 2021, respectively.

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Product warranties
We warrant our commercial and MMM LED products and controls for periods generally ranging from five to ten years. One product was sold in 2020 with a twenty year warranty. Warranty settlement costs consist of actual amounts expensed for warranty, which are largely a result of the cost of replacement products provided to our customers. A liability for the estimated future costs under product warranties is maintained for products under warranty based on the actual claims incurred to date and the estimated nature, frequency, and costs of future claims. One contract that expired in 2022 held a warranty of 10 years and this is driving the downward adjustment to existing warranties. These estimates are inherently uncertain and changes to our historical or projected experience may cause material changes to our warranty reserves in the future. We continuously review the assumptions related to the adequacy of our warranty reserve, including product failure rates, and make adjustments to the existing warranty liability when there are changes to these estimates or the underlying replacement product costs, or the warranty period expires.
The following table summarizes warranty activity for the periods presented (in thousands):

	At December 31,
	2022	2021
Balance at the beginning of the year	$295	$227
Accruals for warranties issued	24	(41)
Adjustments to existing warranties	(136)	47
Settlements made during the year (in kind)	—	62
Accrued warranty reserve at the end of the period	$183	$295
Recently issued accounting pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which significantly changes the accounting for credit losses on instruments within its scope. The new guidance introduces an approach based on expected losses to estimate credit losses on certain financial instruments, including trade receivables, and requires an entity to recognize an allowance based on its estimate of expected credit losses rather than incurred losses. This standard is effective for interim and annual periods starting after December 15, 2022 and generally requires adoption on a modified retrospective basis. We are in the process of evaluating the impact of the standard.
Certain risks and concentrations
Historically, our products were sold through a direct sales model, which included a combination of direct sales employees, electrical and lighting contractors, and distributors. From time to time, we have utilized a third-party accounts receivable insurance and credit assessment company. Although we maintain allowances for potential credit losses that we believe to be adequate, a payment default on a significant sale could materially and adversely affect our operating results and financial condition, although we have mitigated this risk somewhat through the accounts receivable insurance program.
We have certain customers whose net sales individually represented 10% or more of our total net sales, or whose net trade accounts receivable balance individually represented 10% or more of our total net trade accounts receivable, as follows:
•In 2022, two customers accounted for 27% of net sales, with sales to our primary distributor for the U.S. Navy accounting for approximately 13% and sales to a regional commercial lighting retrofit company accounting for approximately 14% of net sales. When sales to our primary distributor for the U.S. Navy are combined with sales to shipbuilders for the U.S. Navy, total net sales of products for the U.S. Navy comprised approximately 30% of net sales for the same period. In 2021, two customers accounted for 43% of net sales, with sales to our primary distributor for the U.S. Navy accounting for approximately 30% and sales to a regional commercial lighting retrofit company accounting for approximately 13% of net sales. When sales to our primary distributor for the U.S. Navy are combined with sales to shipbuilders for the U.S. Navy, total net sales of products for the U.S. Navy comprised approximately 38% of net sales for the same period.
•At December 31, 2022, a distributor to the U.S. Department of Defense accounted for 25% of our net trade accounts receivable, when combined with our net trade accounts receivable to shipbuilders for the U.S. Navy, total net accounts receivable related to U.S. Navy sales is 30% of total net accounts receivable. At December 31, 2021, a distributor to the U.S. Department of Defense accounted for 20% of our net trade accounts receivable and a shipbuilder for the U.S. Navy accounted for 36% of our net trade accounts receivable.

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We require substantial amounts of purchased materials from selected vendors. With specific materials, all of our purchases are from a single vendor. The availability and costs of materials may be subject to change due to, among other things, new laws or regulations, suppliers’ allocation to other purchasers, interruptions in production by suppliers, global health issues such as the COVID-19 pandemic, and changes in exchange rates and worldwide price and demand levels. Our inability to obtain adequate supplies of materials for our products at favorable prices could have a material adverse effect on our business, financial position, or results of operations by decreasing our profit margins and by hindering our ability to deliver products to our customers on a timely basis. Additionally, certain vendors require advance deposits prior to the fulfillment of orders. Deposits paid on unfulfilled orders totaled $0.6 million and $0.7 million at December 31, 2022 and 2021, respectively.
We have certain vendors who individually represented 10% or more of our total expenditures, or whose net trade accounts payable balance individually represented 10% or more of our total net trade accounts payable, as follows:
•One offshore supplier accounted for approximately 16% of our total expenditures for the twelve months ended December 31, 2022. At December 31, 2022, this same offshore supplier accounted for approximately 36% of our trade accounts payable balance.
•One offshore supplier accounted for approximately 29% of our total expenditures for the twelve months ended December 31, 2021. At December 31, 2021, this same offshore supplier accounted for approximately 60% of our trade accounts payable balance.
NOTE 3. LEASES
The Company leases certain equipment, manufacturing, warehouse and office space under non-cancellable operating leases expiring through 2027 under which it is responsible for related maintenance, taxes and insurance. The Company had one equipment finance lease containing a bargain purchase option which was exercised in July 2022. The lease term consists of the non-cancellable period of the lease, periods covered by options, to extend the lease if the Company is reasonably certain to exercise the option, and periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise the option. As of January 21, 2021, the terms of one of the equipment operating leases was extended through 2026. Additionally, as of March 25, 2022, the Company extended its headquarters real estate operating lease for manufacturing, warehouse and office space commencing July 1, 2022 to reflect a smaller footprint at reduced costs. In accordance with “Topic 842”), as a result of the extensions, the related lease liabilities were remeasured and the right-of-use assets and corresponding lease liabilities were adjusted for each lease at the time of modification. The present value of the lease obligation was calculated using an incremental borrowing rate of 15.93% for the equipment lease and 16.96% for the real estate lease, which was the Company’s blended borrowing rate (including interest, annual facility fees, collateral management fees, bank fees and other miscellaneous lender fees) on its revolving lines of credit. The present value of the remaining lease obligation was calculated using an incremental borrowing rate of 7.25% (which excludes the annual facility fee and other lender fees), which was the Company’s borrowing rate on its revolving lines of credit at the time the leases were entered into. The weighted average remaining lease term for operating leases is 4.4 years.

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Components of the operating, restructured and finance lease costs recognized in net loss were as follows (in thousands):

	For the years ended December 31,
Components of leases recognized in net income (loss):	2022	2021
Operating lease cost (income)
Sub-lease income	$(90)	$(112)
Lease cost	501	558
Operating lease cost, net	411	446

Restructured lease cost (income)
Sub-lease income	—	(136)
Lease cost	—	110
Restructured lease income, net	—	(26)

Finance lease cost
Interest of lease liabilities	1	—
Finance lease cost, net	1	—

Total lease cost, net	$412	$420

Supplemental Consolidated Balance Sheet information related to the Company’s operating and finance leases are as follows (in thousands):

	At December 31,
	2022	2021
Operating Leases
Operating lease right-of-use assets	$1,180	$292

Operating lease liabilities	1,227	351

Finance Leases
Property and equipment	13	13
Allowances for depreciation	(13)	(12)
Finance lease assets, net	—	1

Finance lease liabilities	—	1
Total finance lease liabilities	$—	$1

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Future minimum lease payments required under operating and finance leases for each of the years 2023 through 2027 are as follows (in thousands):

Operating Leases
Jan 2023 to Dec 2023	$386
Jan 2024 to Dec 2024	379
Jan 2025 to Dec 2025	385
Jan 2026 to Dec 2026	390
Jan 2027 to Dec 2027	197
Total future undiscounted lease payments	1,737
Less imputed interest	(510)
Total lease obligations	$1,227
Supplemental cash flow information related to leases was as follows (in thousands):

	Years ended December 31,
	2022	2021
Supplemental Cash Flow Information:
Cash paid, net, for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$423	$532
Operating cash flows from restructured leases	$—	$35
Financing cash flows from finance leases	$1	$3

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4. RESTRUCTURING
Due to our financial performance in 2022 and 2021, including net losses of $10.3 million and $7.9 million, respectively, and total cash used in operating activities of $6.7 million and $9.8 million, respectively, we determined that substantial doubt about our ability to continue as a going concern continues to exist at December 31, 2022.
As a result of the restructuring actions and initiatives described in Note 1, we have tailored our operating expenses to be more in line with our expected sales volumes, however, we continue to incur losses and have a substantial accumulated deficit, and substantial doubt about our ability to continue as a going concern continues to exist at December 31, 2022.
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
There can be no assurance that we will obtain funding on acceptable terms, in a timely fashion, or at all. Obtaining additional funding contains risks, including:
•additional equity financing may not be available to us on satisfactory terms, particularly in light of the current price of our common stock, and any equity we are able to issue could lead to dilution for current stockholders and have rights, preferences and privileges senior to our common stock;
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
Along with the new additions to our Board of Directors, we hired a permanent Chief Executive Officer in September 2022, following a period of interim leadership by our Lead Independent Director after the departure of our previous Chief Executive Officer in February 2022 and Chief Financial Officer and Chief Operating Officer in May 2022.
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
On December 21, 2021, we received a letter from the Listing Qualifications staff (the “Staff”) of The Nasdaq Stock Market (“Nasdaq”) notifying us that, as a result of the resignation of a director, as previously disclosed, from the Board of Directors and the Audit and Finance Committee, we were not in compliance with Nasdaq Listing Rule 5605, which requires that our Audit and Finance Committee be comprised of at least three directors, all of whom are independent pursuant to the rules of Nasdaq and applicable law. The notification letter had no immediate effect on our listing on the Nasdaq Capital Market. The letter further provided that, pursuant to Nasdaq Listing Rule 5605(c)(4), we were entitled to a cure period to regain compliance with Nasdaq Listing Rule 5605. On February 24, 2022, we announced the appointment of two additional independent directors, one of which, was appointed to fill the vacancy on the Audit and Finance Committee, bringing us into compliance with Nasdaq Listing Rule 5605.
On August 23, 2022, we received a letter from the Staff notifying us that we are not in compliance with the requirement to maintain a minimum closing bid price of $1.00 per share, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”), because the closing bid price for our common stock was below the minimum $1.00 per share for 30 consecutive business days. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided an initial period of 180 calendar days, or until February 20, 2023, to regain compliance with the Bid Price Rule. During the initial compliance period, our common stock continued to trade on the Nasdaq Capital Market, but did not satisfy the Bid Price Rule. On February 21, 2023, we received written notification (the “Notification”) from the Staff stating that we had not regained compliance with the Bid Price Rule and

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
were ineligible to obtain a second 180 calendar day period to regain compliance because we did not meet the Nasdaq Capital Market’s minimum $5,000,000 Stockholders’ Equity initial listing requirement as of September 30, 2022. Pursuant to the Notification, our common stock is subject to delisting from Nasdaq pending our opportunity to request a hearing before the Nasdaq Hearings Panel (the “Panel”). The Company intends to diligently pursue an appeal of the Notification before the Panel and regain compliance with the Bid Price Rule. Under Nasdaq rules, the delisting of our common stock will be stayed during the pendency of the appeal and during such time, our common stock will continue to be listed on Nasdaq. If we had not requested a hearing before the Panel by February 28, 2023, our common stock would have been scheduled for delisting at the opening of business on March 2, 2023. On February 24, 2023, we submitted our request for an appeal before the Panel. There can be no assurance that such appeal will be successful or that we will be able to regain compliance with the Bid Price Rule or maintain compliance with other Nasdaq listing requirements. If our appeal is denied or if we fail to regain compliance with Nasdaq’s continued listing standards during any period granted by the Panel, our common stock will be subject to delisting from Nasdaq.
On November 16, 2022, we received a letter from the Staff notifying us that we were no longer in compliance with Nasdaq Listing Rule 5550(b)(1), which requires listed companies to maintain stockholders’ equity of at least $2.5 million if they do not meet the alternative compliance standards relating to the market value of listed securities or net income from continuing operations (the “Minimum Stockholders’ Equity Rule”). Our Form 10-Q for the Quarterly Period Ended September 30, 2022 filed on November 10, 2022 reflected that our stockholders’ equity as of September 30, 2022 was $1.5 million. Based on our timely submission of our plan to regain compliance, Nasdaq granted us an extension through May 15, 2023 to regain compliance with the Minimum Stockholders’ Equity Rule.

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5. INVENTORIES
Inventories are stated at the lower of standard cost (which approximates actual cost determined using the first-in, first-out cost method) or net realizable value and consists of the following (in thousands):

	At December 31,
	2022	2021
Raw materials	$3,347	$3,882
Finished goods	4,656	7,034
Reserve for excess, obsolete, and slow-moving inventories	(2,527)	(3,050)
Inventories, net	$5,476	$7,866
The following is a roll-forward of the reserves for excess, obsolete, and slow-moving inventories (in thousands):

	At December 31,
	2022	2021
Beginning balance	$(3,050)	$(2,894)
Accrual	(312)	(281)
Reduction due to sold inventory	323	125
Write-off for disposed inventory	512	—
Reserves for excess, obsolete, and slow-moving inventories	$(2,527)	$(3,050)
As part of our expense reduction initiatives, we significantly decreased our warehouse space beginning in the third quarter of 2022. In connection with the space reduction, in the second quarter of 2022, we began disposing of a substantial portion of our excess and obsolete commercial finished goods inventory that was highly reserved, which effort continued into the fourth quarter of 2022. The scraping of inventory primarily drove the decrease in excess inventory reserves of $0.5 million as compared to 2021. We also focused on selling down inventory on hand and limited inventory and component purchases to top selling products with expected higher turnover. This resulted in a net decrease of our gross inventory levels of $2.9 million.

We experienced significant global supply chain and logistics constraints during 2021, which impacted our inventory purchasing strategy, leading to a buildup of inventory and inventory components in an effort to manage both shortages of available components and longer lead times in obtaining components. This resulted in a net increase of our gross inventory levels of $2.4 million and excess inventory reserves of $0.2 million as compared to 2020.

.

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6. PROPERTY AND EQUIPMENT
Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets and consist of the following (in thousands):

	At December 31,
	2022	2021
Equipment (useful life 3 - 15 years)	$1,061	$1,308
Tooling (useful life 2 - 5 years)	190	384
Vehicles (useful life 5 years)	—	83
Furniture and fixtures (useful life 5 years)	—	86
Computer software (useful life 3 years)	—	1,194
Leasehold improvements (the shorter of useful life or lease life)	141	169
Finance lease right-of-use asset	—	13
UV - Robots (useful life 5 years)	—	105
Construction in progress	—	135
Property and equipment at cost	1,392	3,477
Less: accumulated depreciation	(1,316)	(2,802)
Property and equipment, net	$76	$675
Depreciation expense was $0.2 million for both of the years ended December 31, 2022 and 2021. During the third quarter of 2022 it was determined that the mUVeTM ultraviolet-C light disinfection robots were no longer of use and the net book value of $76 thousand was recorded as a loss on impairment of fixed assets. During the fourth quarter, impairment charges totaling $258 thousand were recorded, which primarily relates to other assets disposed or otherwise abandoned following a review by management. Impairment charges were based on level 3 inputs, including estimated residual or sale value to market participants, in determining fair value. As impaired assets relate primarily to the Company and/or its discontinued products, management determined fair value was insignificant. For the year ended December 31, 2022, the Company recognized a loss of $334 thousand on the impairment of fixed assets. No such loss was recorded during the year ended December 31, 2021.
NOTE 7. PREPAID AND OTHER CURRENT ASSETS
Prepaid and other current assets consisted of the following (in thousands):

	At December 31,
	2022	2021
Prepaid insurance	$63	$131
Prepaid expenses	130	253
Prepaid rent	39	74
Short-term deposits - non-inventory	—	18
Other	—	3
Total prepaid and other current assets	$232	479
NOTE 8. DEBT
Credit Facilities
On August 11, 2020, we entered into two debt financing arrangements (together, the “Credit Facilities”) that allowed for expanded borrowing capacity at a lower blended borrowing cost. The first arrangement is an inventory financing facility (the “Inventory Facility”) pursuant to the Loan and Security Agreement (the “Inventory Loan Agreement”) between the Company and Crossroads Financial Group, LLC, a North Carolina limited liability company (the “IF Lender”). Borrowings under the Inventory Facility are permitted up to the lower of (i) $3.0 million, which was subsequently increased to $3.5 million in April 2022 and reduced to $500 thousand in January 2023 as described below, and (ii) a borrowing base determined from time to time based on the value of the Company’s eligible inventory, valued at 75% of inventory costs or 85% of the inventory net orderly liquidation value, less the availability reserves. On January 18, 2023, the Company and the IF Lender entered into an

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
amendment to restructure and pay down the Inventory Facility. Please refer to Note 15, “Subsequent Events” for further detail. As of December 31, 2022, the terms of the Inventory Facility were as follows. The outstanding indebtedness under the Inventory Facility accrues at an annual rate equal to the greater of (i) 5.75% and (ii) 4.00% plus the three-month LIBOR rate (4.77% and 0.21% at December 31, 2022 and 2021, respectively) and is also subject to a service fee of 1% per month. The annualized interest rate at December 31, 2022 and 2021, which includes interest fees, the annual facility fee, bank fees and other miscellaneous lender fees, was 25.5% and 22.4%, respectively. The Inventory Facility’s interest and service fees combined amount is subject to a minimum monthly fee of $18 thousand. There would be no breakage fee for the Company for the Inventory Facility if the Company were to refinance it with an American Bankers Association (“ABA”) equivalent institution. The Inventory Facility is secured by substantially all of the present and future assets of the Company and is also governed by an intercreditor agreement among the Company, the IF Lender and the RF Lender (defined below). The Inventory Facility would have matured on August 11, 2023, subject to early termination upon 90 days’ notice and otherwise in accordance with the terms of the Inventory Loan Agreement.
The second arrangement is a receivables financing facility (the “Receivables Facility”) pursuant to the Loan and Security Agreement (the “Receivables Loan Agreement”) between the Company and Factors Southwest L.L.C. (d/b/a FSW Funding), an Arizona limited liability company (the “RF Lender”). Borrowings under the Receivables Facility are permitted up to the lower of (i) $2.5 million or (ii) a borrowing base determined from time to time based on the value of the Company’s eligible accounts receivable, valued at 90% of the face value of such accounts receivable, less availability reserves, if any. On February 7, 2023, the Company completed the termination of its Receivables Facility. Please refer to Note 15, “Subsequent Events” for further detail.
As of December 31, 2022, the terms of the Receivables Facility were as follows. Interest on outstanding indebtedness under the Receivables Facility accrues at an annual rate equal to (i) the highest prime rate announced from time to time by the Wall Street Journal (7.50% and 3.25% at December 31, 2022 and 2021, respectively) plus (ii) 2%. At December 31, 2022 and 2021, the annualized interest rate, which includes interest fees and the annual facility fee, was 10.1% and 8.0%, respectively. The annualized interest rate on the collateral management fee was 6.3% and 5.9% at December 31, 2022 and 2021, respectively. The Receivables Facility is also secured by substantially all of the present and future assets of the Company and is also governed by an intercreditor agreement among the Company, the IF Lender and the RF Lender. A $25 thousand, or 1%, facility fee was charged at closing. There would be no breakage fee for the Company for the Receivables Facility if the Company were to refinance it with an ABA equivalent institution.
Borrowings under the Inventory Facility were $1.4 million and $1.2 million at December 31, 2022 and 2021, respectively. Borrowings under the Receivables Facility were less than $0.1 million and $1.0 million at December 31, 2022 and 2021, respectively. Borrowings under the Credit Facilities are recorded in the Consolidated Balance Sheet as of December 31, 2022 and 2021 as a current liability under the caption “Credit line borrowings, net of origination fees.” Outstanding balances include unamortized net issuance costs totaling $47 thousand and $84 thousand for the Inventory Facility and $15 thousand and $24 thousand for the Receivables Facility as of December 31, 2022 and 2021, respectively.
Promissory Notes
During the third and fourth quarters of the year ended December 31, 2022, we entered into short-term unsecured promissory notes (the “2022 Promissory Notes”) with Mei-Yun (Gina) Huang, Jay Huang, and Tingyu Lin. Ms. Huang is a member of the Company’s Board of Directors and Jay Huang became a member of the Board of Directors in January 2023. The total liability for the 2022 Promissory Notes was $1.5 million at December 31, 2022. All of the 2022 Promissory Notes were exchanged for common stock on January 17, 2023. Please refer to Note 14, “Related Party Transactions” and Note 15, Subsequent Events” for further detail.
The following summarizes the 2022 Promissory Notes at December 31, 2022:

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2022
	G. Huang	J. Huang	J. Huang	G. Huang	J. Huang	J. Huang	T. Lin	Total
Date entered	September 16, 2022	October 25, 2022	November 4, 2022	November 9, 2022	December 6, 2022	December 21, 2022	December 31, 2022
Term	9 months	9 months	9 months	9 months	9 months	9 months	9 months
Principal amount	$450,000	$50,000	$250,000	$350,000	$200,000	$100,000	$50,000	$1,450,000
Maturity date	June 16, 2023	July 25, 2023	August 4, 2023	August 9, 2023	September 6, 2023	September 21, 2023	September 30, 2023
Interest rate	8%	8%	8%	8%	8%	8%	8%
Default interest rate	10%	10%	10%	10%	10%	10%	10%
Outstanding Amount	$460,455	$50,734	$253,123	$353,989	$201,096	$100,219	$50,011	$1,469,627
Streeterville Notes
2022 Streeterville Note
On April 21, 2022, we entered into a note purchase agreement with Streeterville Capital, LLC (“Streeterville”) pursuant to which we sold and issued to Streeterville a promissory note in the principal amount of approximately $2.0 million (the “2022 Streeterville Note”). The 2022 Streeterville Note was issued with an original issue discount of $215 thousand and Streeterville paid a purchase price of approximately $1.8 million for the 2022 Streeterville Note, from which the Company paid $15 thousand to Streeterville for Streeterville’s transaction expenses.
The 2022 Streeterville Note had an original maturity date of April 21, 2024, and accrues interest at 8% per annum, compounded daily, on the outstanding balance. On January 17, 2023, we agreed with Streeterville to restructure and pay down the 2022 Streeterville Note and extend its maturity date to December 1, 2024. We agreed to make payments to reduce the outstanding amounts of the 2022 Streeterville Note of $500 thousand by January 20, 2023 (which amount has been paid) and $250 thousand by July 14, 2023. Streeterville agreed to extend the term of the 2022 Streeterville Note through December 1, 2024, and beginning January 1, 2024, we will make twelve monthly repayments of approximately $117 thousand each. We have the right to prepay any of the scheduled repayments at any time or from time to time without additional penalty or fees. Provided we make all payments as scheduled or earlier, the 2022 Streeterville Note will be deemed paid in full and shall automatically be deemed canceled. Please refer to Note 15, “Subsequent Events” for further detail.
The total liability for the 2022 Streeterville Note, net of discount and financing fees, was $2.0 million at December 31, 2022.
In the event our common stock is delisted from Nasdaq, the amount outstanding under the 2022 Streeterville Note will automatically increase by 15% as of the date of such delisting.
2021 Streeterville Note
On April 27, 2021, we entered into a note purchase agreement with Streeterville pursuant to which we sold and issued to Streeterville a promissory note in the principal amount of approximately $1.7 million (the “2021 Streeterville Note”). The 2021 Streeterville Note was issued with an original issue discount of $194 thousand and Streeterville paid a purchase price of $1.5 million for the 2021 Streeterville Note, after deduction of $15 thousand of Streeterville’s transaction expenses. The 2021 Streeterville Note had a maturity date of April 27, 2023, and accrued interest at 8% per annum, compounded daily, on the outstanding balance.
Beginning on November 1, 2021, Streeterville could require the Company to redeem up to $205 thousand of the 2021 Streeterville Note in any calendar month. The Company had the right on three occasions to defer all redemptions that Streeterville could otherwise require the Company to make during any calendar month. Each exercise of this deferral right by the Company increased the amount outstanding under the Streeterville Note by 1.5%. The Company exercised this right twice during the fourth quarter of 2021, once during the second quarter of 2022 and once during the third quarter of 2022. The Company and Streeterville agreed to exchange common stock, priced at-the-market, for the required redemptions in October 2022 and December 2022, totaling $305 thousand converted to equity. These exchanges satisfied the redemption notices provided by Streeterville, and following the December 2022 exchange, the 2021 Streeterville Note was paid in full. We wrote off $100 thousand in remaining original issue discount costs at that time.

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The total liability for the 2021 Streeterville Note, net of discount and financing fees, was $1.7 million at December 31, 2021. Unamortized loan discount and debt issuance costs were $43 thousand at December 31, 2021.
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

NOTE 9. COMMITMENTS AND CONTINGENCIES

Purchase Commitments
As of December 31, 2022, we had approximately $0.6 million in outstanding purchase commitments for inventory, of which the majority is expected to ship in the first quarter of 2023.
NOTE 10. STOCKHOLDERS’ EQUITY
June 2022 Private Placement
In June 2022, we completed the June 2022 Private Placement with certain institutional investors for the sale of 1,313,462 shares of our common stock at a purchase price of $1.30 per share. We also sold to the same institutional investors (i) June 2022 Pre-Funded Warrants to purchase 1,378,848 shares of common stock at an exercise price of $0.0001 per share and (ii) warrants to purchase up to an aggregate of 2,692,310 shares of common stock at an exercise price of $1.30 per share. In connection with the June 2022 Private Placement, we paid the placement agent commissions of $252 thousand, plus $35 thousand in expenses, and we also paid legal, accounting and other fees of $47 thousand. Total offering costs of $334 thousand have been presented as a reduction of additional paid-in capital and have been netted within equity in the Condensed Consolidated Balance Sheet as of December 31, 2022. Net proceeds to us from the June 2022 Private Placement were approximately $3.2 million. We determined the exercise price of the June 2022 Pre-Funded Warrants to be nominal and, as such, have considered the 1,378,848 shares underlying them to be outstanding effective June 7, 2022, for purposes of calculating net loss per share.
In July 2022, all of the June 2022 Pre-Funded Warrants were exercised. As of December 31, 2022, June 2022 Warrants to purchase an aggregate of 2,692,310 shares of common stock remained outstanding, with an exercise price of $1.30 per share. The exercise of the remaining June 2022 Warrants outstanding could provide us with cash proceeds of up to $3.5 million in the aggregate.
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
In January 2022, all of the December 2021 Pre-Funded Warrants were exercised. As of December 31, 2022, December 2021 Warrants to purchase an aggregate of 1,278,413 shares of common stock remained outstanding, with an exercise price of $3.52

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
January 2020 Equity Offering
In January 2020, we completed the January 2020 Equity Offering, pursuant to which we issued the January 2020 Warrants. January 2020 Warrants to purchase an aggregate of 229,414 shares of common stock were outstanding at December 31, 2022 and 2021, with a weighted average exercise price of $3.67 per share. During the year ended December 31, 2022, no January 2020 Warrants issued were exercised and did not result in any proceeds. During the twelve months ended December 31, 2021, 237,892 January 2020 Warrants were exercised, resulting in total proceeds of $801 thousand. The exercise of the remaining January 2020 Warrants outstanding could provide us with cash proceeds of up to $841 thousand in the aggregate.
As of December 31, 2022 and 2021, we had the following outstanding January 2020 Warrants to purchase shares of common stock:

	As of December 31, 2022	As of December 31, 2021
	Number of Underlying Shares		Exercise Price	Expiration
Investor Warrants	187,734	187,734	$3.3700	January 13, 2025
Placement Agent Warrants	41,680	41,680	$4.9940	January 13, 2025
	229,414	229,414
Preferred Stock
On March 29, 2019 we issued $1.7 million aggregate principal amount of subordinated convertible promissory notes (the “Convertible Notes”) to certain investors in a private placement exempt from registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The Convertible Notes had a maturity date of December 31, 2021 and bore interest at a rate of 5.0% per annum until June 30, 2019 and at a rate of 10.0% thereafter.
Pursuant to the terms of the Convertible Notes, on January 16, 2020, following approval by our stockholders of certain amendments to the Certificate of Incorporation, the principal amount of all of the Convertible Notes and the accumulated interest thereon at the date of conversion (totaling $1.8 million) were converted at a conversion price of $0.67 per share into an aggregate of 2,709,018 shares of the Company’s Series A Preferred Stock, which is convertible on a one-for-five basis into shares of our common stock. During the year ended December 31, 2020, 111,548 shares of the Series A Preferred Stock were converted into 22,310 shares of common stock. During the year ended December 31, 2021, 1,721,023 shares of Series A Preferred Stock were converted into 344,205 shares of common stock. The Series A Preferred Stock that was converted in 2021 was held by a Schedule 13D ownership group (under Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, and Rule 13d-5 promulgated thereunder) that includes Fusion Park LLC (“Fusion Park”) and 5 Elements Global Fund L.P. (controlled affiliates of James Tu, the Company's former Executive Chairman and Chief Executive Officer and former member of the Board of Directors), as well as Brilliant Start Enterprise Inc. (“Brilliant Start”) and Jag International Ltd. (controlled affiliates of Gina Huang, a current member of the Company's Board of Directors). Upon conversion of their respective shares of Series A Preferred Stock in 2021, Fusion Park and Brilliant Start received 184,851 and 159,354 shares, respectively, of the Company’s common stock.
The Series A Preferred Stock was created by the filing of the Original Series A Certificate of Designation. On January 15, 2020 with prior stockholder approval, the Company amended the Certificate of Incorporation to increase the number of authorized shares of preferred stock to 5,000,000. The Original Series A Certificate of Designation was also amended on January 15, 2020, to increase the number of shares of preferred stock designated as Series A Preferred Stock to 3,300,000 (the Original Series A Certificate of Designation, as so amended, the “Series A Certificate of Designation”).

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Stock-based compensation
On March 18, 2020, our Board of Directors approved the Energy Focus, Inc. 2020 Stock Incentive Plan (the “2020 Plan”). The 2020 Plan was approved by the stockholders at our annual meeting on September 17, 2020, after which no further awards could be issued under the Energy Focus, Inc. 2014 Stock Incentive Plan (the “2014 Plan”). The 2020 Plan initially allows for awards up to 350,000 shares of common stock and expires on September 17, 2030. On June 22, 2022, the stockholders approved an amendment and restatement of the 2020 Plan that increased the shares available for issuance under the 2020 Plan by an additional 300,000 shares. At December 31, 2022, 480,741 shares remain available to grant under the 2020 Plan.

Effective September 12, 2022, as a material inducement to our Chief Executive Officer’s acceptance of employment, we granted her an initial stock option award to purchase 150,000 shares of the Company’s common stock (the “Inducement Option Award”), which Inducement Option Award will generally vest over a four-year period, with 25% generally vesting on the first anniversary of the grant date, and the remainder generally vesting in substantially equal monthly installments for 36 months thereafter. The Inducement Option Award, which was intended to be an inducement award under Rule 5635(c)(4) of the Nasdaq Stock Market Listing Rules, was effective on September 12, 2022 and has a per share exercise price equal to the closing price of a share of the Company’s common stock on such date.

We have awards outstanding pursuant to the 2014 Plan and one other historical equity-based compensation plan, however no new awards may be granted under these plans. Generally, stock options are granted at fair market value and expire ten years from the grant date. Employee grants generally vest in three or four years, while grants to non-employee directors generally vest in one year. The specific terms of each grant are determined by our Board of Directors.
Stock-based compensation expense is attributable to stock options and restricted stock unit awards. For all stock-based awards, we recognize compensation expense using a straight-line amortization method.
The following table summarizes stock-based compensation expense and the impact it had on operations for the periods presented (in thousands):

	For the year ended December 31,
	2022	2021
Cost of sales	$2	$9
Product development	15	14
Selling, general, and administrative	100	406
Total stock-based compensation	$117	$429
At December 31, 2022 and 2021, we had unearned stock compensation expense of $0.1 million and $0.3 million, respectively. These costs will be charged to expense and amortized on a straight-line basis in subsequent periods. The remaining weighted average period over which the unearned compensation is expected to be amortized was approximately 2.8 years as of December 31, 2022 and 2.7 years as of December 31, 2021.

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock options
The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. Estimates utilized in the calculation include the expected life of the option, risk-free interest rate, and expected volatility, and are further comparatively detailed as follows:

	2022	2021
Fair value of options issued	$0.77	$3.92
Exercise price	$0.95	$5.07
Expected life of option (in years)	6.1	6.2
Risk-free interest rate	3.0%	0.9%
Expected volatility	104.0%	96.3%
Dividend yield	0.00%	0.00%
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Options outstanding under all plans at December 31, 2022 have a contractual life of ten years, and vesting periods between one and four years. A summary of option activity under all plans was as follows:

	Number of Options	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2020	221,450	3.45
Granted	88,240	5.07
Cancelled	(36,706)	5.35
Expired	(1,650)	49.18
Exercised	(4,225)	1.96
Outstanding at December 31, 2021	267,109	$3.46
Granted	226,960	0.95
Cancelled	(160,778)	2.99
Expired	(2,233)	2.78
Exercised	(250)	1.45
Outstanding at December 31, 2022	330,808	$1.97

Vested and expected to vest at December 31, 2022	276,267	$2.13

Exercisable at December 31, 2022	117,542	$3.13
The “Expected to Vest” options are the unvested options that remain after applying the pre-vesting forfeiture rate assumption to total unvested options. 250 options were exercised during 2022 and 4,225 options were exercised during 2021. All outstanding equity awards were out of the money as of December 31, 2022.
The options outstanding at December 31, 2022 have been segregated into ranges for additional disclosure as follows:

OPTIONS OUTSTANDING						OPTIONS EXERCISABLE
Range of Exercise Prices			Number of Shares Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.42	—	$0.74	2,640	9.6	$0.72	—	—	$—
$0.75	—	$0.78	150,000	9.7	0.75	—	—	—
$0.79	—	$1.80	69,284	7.0	1.46	32,204	4.8	1.49
$1.81	—	$2.25	48,125	5.2	2.10	48,125	5.2	2.10
$2.26	—	$27.35	60,759	6.9	5.53	37,213	6.1	5.88
			330,808	8.0	$1.97	117,542	5.4	$3.13

Table of Contents	ENERGY FOCUS, INC.
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
The following table shows a summary of restricted stock unit activity:

	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
At December 31, 2020	4,480	$8.64
Granted	50,000	5.26
Vested	(52,080)	5.46
At December 31, 2021	2,400	$7.14
Granted	50,000	1.26
Vested	(40,800)	1.51
At December 31, 2022	11,600	$1.59
Employee stock purchase plans
In September 2013, our stockholders approved the 2013 Employee Stock Purchase Plan (the “2013 Plan”) to replace the 1994 prior purchase plan. A total of 100,000 shares of common stock were provided for issuance under the 2013 Plan. The 2013 Plan permits eligible employees to purchase common stock through payroll deductions at a price equal to the lower of 85 percent of the fair market value of our common stock at the beginning or end of the offering period. Employees may end their participation at any time during the offering period, and participation ends automatically upon termination of employment with us. During 2022 and 2021, employees purchased 3,971 and 22,000 shares, respectively. At December 31, 2022, 28,523 shares remained available for purchase under the 2013 Plan.
NOTE 11. INCOME TAXES
We file income tax returns in the U.S. federal jurisdiction, as well as in various state and local jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2019. Our practice is to recognize interest and penalties related to income tax matters in income tax expense when and if they become applicable. At December 31, 2022 and 2021, respectively, there were no accrued interest and penalties related to uncertain tax positions.
The following table shows the components of the provision for income taxes (in thousands):

	For the year ended December 31,
	2022	2021
Current:
State	$4	$(1)
Deferred:
U.S. Federal	—	—
Provision for (benefit from) income taxes	$4	$(1)

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The principal items accounting for the difference between income taxes computed at the U.S. statutory rate and the (benefit from) provision for income taxes reflected in our Consolidated Statements of Operations are as follows:

	For the year ended December 31,
	2022	2021
U.S. statutory rate	21.0%	21.0%
State taxes (net of federal tax benefit)	1.3	9.7
Valuation allowance	(18.2)	(32.7)
Other	(4.1)	2.0
	0.0%	0.0%
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are as follows (in thousands):

	At December 31,
	2022	2021
Accrued expenses and other reserves	$1,455	$1,550
Right-of-use-asset	(294)	(73)
Lease liabilities	306	88
Tax credits, deferred R&D, and other	438	49
Net operating loss	18,856	17,318
Valuation allowance	(20,764)	(18,932)
Net deferred tax assets	$—	$—
In 2022, our effective tax rate was lower than the statutory rate due to an increase in the valuation allowance as a result of the $9.2 million additional federal net operating loss we recognized for the year. In 2021, our effective tax rate was lower than the statutory rate due to an increase in the valuation allowance of the $9.6 million additional federal net operating loss we recognized for the year.
At December 31, 2022, we had federal and state net operating loss carry-forwards (“NOLs”) of approximately $132.4 million for federal income tax purposes ($77.6 million for state and local income tax purposes). However, due to changes in our capital structure, approximately $78.0 million of the $132.4 million is available after the application of IRC Section 382 limitations. As a result of the Tax Cuts and Job Act of 2017 (the “Tax Act”), NOLs generated in tax years beginning after December 31, 2017 can only offset 80% of taxable income. These NOLs can no longer be carried back, but they can be carried forward indefinitely. The $9.2 million and $9.6 million in federal net operating losses generated in December 31, 2022 and 2021 will be subject to the new limitations under the Tax Act. If not utilized, the NOLs generated prior to December 31, 2017 of $37.5 million will begin to expire in 2024 for federal purposes and have begun to expire for state and local purposes.
Since we believe it is more likely than not that the benefit from NOLs will not be realized, we have provided a full valuation allowance against our deferred tax assets at December 31, 2022 and 2021, respectively. We had no net deferred tax liabilities at December 31, 2022 or 2021, respectively. In 2021, we recognized various states tax benefits as a result of the adjustment from the 2020 provision to the actual tax on the 2020 returns that were filed in 2020.
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

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
•In the year ended December 31, 2022, the Company paid $77 thousand of payroll taxes previously deferred from the year ended December 21, 2021.
•The ability to claim an Employee Retention Tax Credit (“ERTC”), which is a refundable payroll tax credit, subject to certain limitations. Refer to Note 13, “Other Income” for details.
•The Company received approximately $795 thousand in PPP loans, which were forgiven in 2021. The CARES Act provides that the loan forgiveness is tax-exempt for federal purposes. Refer to Note 8, “Debt” for details.
NOTE 12. PRODUCT AND GEOGRAPHIC INFORMATION
We focus our efforts on the sale of LED lighting and controls products in the commercial market and MMM, and began to expand our offerings into the consumer market in the fourth quarter of 2021. Our products are sold primarily in the United States through a combination of direct sales employees, lighting agents, independent sales representatives and distributors. We currently operate in a single industry segment, developing and selling our LED lighting products and controls into the MMM and commercial markets.
The following table provides a breakdown of product net sales for the years indicated (in thousands):

	Year ended December 31,
	2022	2021
Commercial products	$3,746	$4,682
MMM products	2,222	5,183
Total net sales	$5,968	$9,865
A geographic summary of net sales is as follows (in thousands):

	For the year ended December 31,
	2022	2021
United States	$5,944	$9,712
International	24	153
Total net sales	$5,968	$9,865
At December 31, 2022 and 2021, approximately 100% of our long-lived assets, which consist of property and equipment, were located in the United States.
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

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
immediately preceding quarter to the corresponding calendar quarter in 2019. The credit is taken against the Company’s share of Social Security Tax when the Company’s payroll provider files, or subsequently amends the applicable quarterly employer tax filings.
Under the amended guidelines, we were eligible to receive the ERTC for the second and third quarters of 2021. As part of the filing of our employer tax filings for the third quarter of 2021, we applied for and received a refund of $431 thousand, and we amended our filing for the second quarter of 2021, for which we expect to receive an additional refund of approximately $445 thousand. These amounts are recorded as other income in the Consolidated Statements of Operations during the year ended December 31, 2021, and the $445 thousand expected receivable is included as a receivable for claimed ERTC in the Consolidated Balance Sheet as of December 31, 2022 and 2021.
PPP Loan
On April 17, 2020, the Company was granted a loan from KeyBank in the amount of approximately $795 thousand, pursuant to the PPP under the CARES Act, which was enacted on March 27, 2020. The funds were received on April 20, 2020 and accrued interest at a rate of 1% per annum. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. The entire principal balance and interest were forgiven by the SBA on February 11, 2021. The $801 thousand forgiveness income was recorded as other income in the Condensed Consolidated Statements of Operations during the year ended December 31, 2021.
NOTE 14. RELATED PARTY TRANSACTIONS
On January 11, 2022, our Board of Directors appointed Stephen Socolof, our Lead Independent Director, as Interim Chief Executive Officer to replace James Tu. On February 11, 2022, Mr. Tu and the Company entered into a Separation and Release Agreement and Mr. Tu resigned from the Board of Directors.
On September 16, 2022 and November 9, 2022, the Company issued and sold 2022 Promissory Notes to one of the members of its Board of Directors, Gina Huang, for $450 thousand and $350 thousand, respectively. Please refer to Note 8, “Debt” for further detail.
During the third and fourth quarters of the year ended December 31, 2022, we issued and sold 2022 Promissory Notes for an aggregate principal amount of $600,000 to Jay Huang. Mr. Huang became a member of the Board of Directors in January 2023. Please refer to Note 8, “Debt” and Note 15, “Subsequent Events,” for further detail.

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 15. SUBSEQUENT EVENTS
Ms. Huang Purchase Agreements
On January 5, 2023, the Company entered into a securities purchase agreement with Mei-Yun (Gina) Huang, a member of the Board of Directors, pursuant to which the Company agreed to issue and sell, in a private placement 257,798 shares of the Company’s common stock, for a purchase price of $0.3879 per share. On January 10, 2023, the Company entered into a securities purchase agreement with Ms. Huang, pursuant to which the Company agreed to issue and sell, in a private placement 325,803 shares of the Company’s common stock for a purchase price of $0.4604 per share. On February 24, 2023, the Company entered into a securities purchase agreement with Ms. Huang, pursuant to which the Company agreed to issue and sell, in a private placement 803,212 shares of the Company’s common stock for a purchase price of $0.4980 per share

Aggregate gross proceeds to the Company in respect of these private placements to Ms. Huang are $650 thousand, before deducting estimated offering expenses payable by the Company. Each of the private placements to Ms. Huang was priced at fair market value under the Nasdaq rules. The issuance and sale of the shares pursuant to the purchase agreements with Ms. Huang are not being registered under the Securities Act, and were made pursuant to the exemption provided in Section 4(a)(2) under the Securities Act and Regulation D promulgated thereunder.

Sander Securities Purchase Agreement

On January 17, 2023, the Company entered into a securities purchase agreement (the “Sander Purchase Agreement”) with certain purchasers associated with Sander Electronics, Inc. (the “Sander Purchasers”), pursuant to which the Company agreed to issue and sell in a private placement (the “Sander Private Placement”) an aggregate of 5,446,252 shares (the “Sander Shares”) of the Company’s common stock, for a purchase price per share of $0.5008. Consideration for the transaction included exchange of approximately $657,000 in the aggregate of outstanding amounts on previous short-term bridge financings.

Aggregate gross proceeds to the Company in respect of the Sander Private Placement is approximately $2.1 million, before immaterial offering expenses payable by the Company. The Sander Private Placement closed on January 20, 2023.

The Sander Private Placement was priced at-the-market under the Nasdaq rules. The issuance and sale of the Sander Shares pursuant to the Sander Purchase Agreement are not being registered under the Securities Act, and were made pursuant to certain exemptions from registration, including Sections 3(a)(9) and 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, in reliance on the representations and covenants of the Sander Purchasers under the Sander Purchase Agreement.

Pursuant to the Sander Purchase Agreement, the Company agreed to increase the size of the Board of Directors to eight members and to appoint each of Jay Huang and Wen-Jeng Chang as a director for a term expiring at the 2023 annual meeting of the Company’s stockholders or his earlier resignation, death or removal in accordance with the Company’s bylaws.

On January 17, 2023, in connection with the Sander Purchase Agreement, the Company entered into a registration rights agreement with each of the Sander Purchasers.

Exchange Agreement

As discussed in Note 8, “Debt,” on September 16, 2022 and November 9, 2022 the Company sold and issued to Mei Yun (Gina) Huang, a member of the Board of Directors, 2022 Promissory Notes totaling an aggregate principal amount of $800,000. On January 17, 2023, the Company and Ms. Huang entered into exchange agreements (the “Exchange Agreements”) with respect to the 2022 Promissory Notes, pursuant to which the Company and Ms. Huang agreed to exchange (the “Exchanges”) the approximately $809,000 aggregate outstanding amounts under the 2022 Promissory Notes for an aggregate of 1,436,959 shares of Common Stock (the “Exchange Shares”) at a price per share of $0.5630.
The Exchanges were priced at fair market value under the Nasdaq rules. The Exchanges of the Exchange Shares pursuant to the Exchange Agreements are not being registered under the Securities Act, and were effected pursuant to the exemption provided in Section 3(a)(9) of the Securities Act.
Second Amendment to Inventory Facility

On January 18, 2023, the Company and Crossroads entered into a Second Amendment to the Inventory Loan Agreement (the “Crossroads Amendment”) to restructure and pay down the Inventory Facility. The Crossroads Amendment provides that the Company will make payments to reduce the outstanding obligations under the Inventory Facility of $750,000 by January 20,

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2023 (which amount the Company has paid) and $250,000 by February 15, 2023. The Company also agreed to make monthly payments of approximately $40,200 towards the remaining outstanding obligations under the Inventory Facility, and to reduce the maximum amount that may be available to the Company under the Inventory Facility from $3,500,000 to $500,000, subject to the borrowing base as set forth in the Inventory Loan Agreement.

Pursuant to the Crossroads Amendment, Crossroads and the Company also agreed to extend the Inventory Facility’s current term through December 31, 2023, while eliminating the minimum borrowing amount and unused line fees and reducing the monthly service fee to a lower, fixed amount. The Company also agreed to a slightly increased interest rate, which was more than offset by the reduction in the monthly service fees. Pursuant to the Crossroads Amendment, the interest rate on borrowings under the Inventory Facility is now a per annum rate equal to (i) the Three Month Libor rate plus 5.5% (currently 10.28% per annum) or (ii) at Crossroads’ discretion, an alternative reference rate, SOFR (Secured Overnight Financing Rate), plus 6% (currently 10.176% per annum).

The foregoing summary description of the Crossroads Amendment is not complete and is qualified in its entirety by reference to the full text of the Crossroads Amendment, which is filed as an exhibit to this Current Report on Form 8-K and is incorporated by reference herein.

Amendment to 2022 Streeterville Note

On April 21, 2022, the Company sold and issued to Streeterville the 2022 Streeterville Note. On January 17, 2023, the Company and Streeterville entered into an Amendment to Promissory Note (the “Streeterville Amendment”) to restructure and pay down the 2022 Streeterville Note.

Pursuant to the Streeterville Amendment, the Company agreed to make payments to reduce the outstanding amounts of the 2022 Streeterville Note of $500,000 by January 20, 2023 (which amount the Company has paid) and $250,000 by July 14, 2023. Streeterville agreed to extend the term of the 2022 Streeterville Note through December 1, 2024, and beginning January 1, 2024, the Company will make twelve monthly repayments of approximately $117,000 each. The Company will have the right to prepay any of the scheduled repayments at any time or from time to time without additional penalty or fees. Provided the Company makes all payments as scheduled or earlier, the 2022 Streeterville Note will be deemed paid in full and shall automatically be deemed canceled.

Termination of Receivables Facility

On February 7, 2023, the Company terminated the Receivables Facility pursuant to the Receivables Loan between the Company and FSW Funding.  All outstanding amounts under the Receivables Facility had been repaid prior to termination, and there were no prepayment fees in connection with termination.  The Receivables Facility was secured by substantially all of the present and future assets of the Company and was subject to an intercreditor agreement with the Company’s inventory lending facility lender, which intercreditor agreement was also terminated.

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 16. LEGAL MATTERS
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

SUPPLEMENTARY FINANCIAL INFORMATION TO ITEM 8.
The following table sets forth our selected unaudited financial information for the four quarters in the years ended December 31, 2022 and 2021, respectively. This information has been prepared on the same basis as the audited financial statements and, in the opinion of management, contains all adjustments necessary for a fair presentation thereof.
QUARTERLY FINANCIAL DATA (UNAUDITED)
(amounts in thousands, except per share amounts)

2022	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net (loss) sales	$663	$1,764	$1,480	$2,061
Gross (loss) profit	(238)	(163)	109	(26)
Net loss	(2,310)	(2,662)	(2,486)	(2,821)

Net loss per common share attributable to common stockholders (basic and diluted):	$(0.23)	$(0.29)	$(0.35)	$(0.44)

Weighted average shares used in computing net loss per common share (basic and diluted)	9,583	9,190	4,211	6,437

2021	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$2,405	$2,749	$2,074	$2,637
Gross (loss) profit	189	563	393	553
Net loss	(2,631)	(1,140)	(2,473)	(1,642)

Net loss per common share attributable to common stockholders (basic and diluted):	$(0.50)	$(0.22)	$(0.59)	$(0.45)

Weighted average shares used in computing net loss per common share (basic and diluted)	5,312	5,086	4,211	3,612

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer, to allow for timely decisions regarding required disclosure.
Pursuant to Rule 13a-15(b) under the Exchange Act, our management must evaluate, with the participation of our Chief Executive Officer, the effectiveness of our disclosure controls and procedures, as of December 31, 2022, the end of the period covered by this report. Management, with the participation of our current Chief Executive Officer, did evaluate the effectiveness of our disclosure controls and procedures as of the end of period covered by this report. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2022.
Management’s report on internal controls over financial reporting
Management of Energy Focus, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2022 based upon criteria established in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”).
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
Based upon our evaluation under the COSO framework as of December 31, 2022, management concluded that its internal control over financial reporting was effective as of December 31, 2022.
Changes in internal control over financial reporting
During the quarter ended December 31, 2022, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 11. EXECUTIVE COMPENSATION.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Except as set forth in Part I, the information required by Items 10, 11, 12, 13 and 14 will appear in the definitive Energy Focus, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held on or about June 15, 2023, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated by reference in this Annual Report pursuant to General Instruction G(3) of Form 10-K (other than the portions thereof not deemed to be “filed” for the purpose of Section 18 of the Securities Exchange Act of 1934).
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
SCHEDULE II
ENERGY FOCUS, INC.
SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
(amounts in thousands)

Description	Beginning Balance	Charges to Revenue/ Expense	Deductions	Ending Balance
Year ended December 31, 2022
Allowance for doubtful accounts and returns	$14	$29	$17	$26
Inventory reserves	3,050	312	835	2,527
Valuation allowance for deferred tax assets	18,931	1,833	—	20,764
Year ended December 31, 2021
Allowance for doubtful accounts and returns	$8	$6	$—	$14
Inventory reserves	2,894	281	125	3,050
Valuation allowance for deferred tax assets	16,363	2,568	—	18,931
 (3) Exhibits
EXHIBIT INDEX

Exhibit Number	Description of Documents
3.1	Certificate of Incorporation of Energy Focus, Inc. (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed May 1, 2006).

3.2	Certificate of Amendment to the Certificate of Incorporation of Energy Focus, Inc. filed with the Secretary of State of the State of Delaware on June 21, 2010 (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed on March 24, 2020).
3.3	Certificate of Amendment to the Certificate of Incorporation of Energy Focus, Inc. filed with the Secretary of State of the State of Delaware on October 9, 2012 (incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K filed on March 24, 2020).
3.4	Certificate of Amendment to the Certificate of Incorporation of Energy Focus, Inc. filed with the Secretary of State of the State of Delaware on October 28, 2013 (incorporated by reference to Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K filed on March 24, 2020).
3.5	Certificate of Amendment to the Certificate of Incorporation of Energy Focus, Inc. filed with the Secretary of State of the State of Delaware on July 16, 2014 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 16, 2014).
3.6	Certificate of Amendment to the Certificate of Incorporation of Energy Focus, Inc. filed with the Secretary of State of the State of Delaware on July 24, 2015 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 27, 2015).
3.7	Certificate of Amendment to the Certificate of Incorporation of Energy Focus, Inc. filed with the Secretary of State of the State of Delaware on January 15, 2020 (incorporated by reference to Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K filed on March 24, 2020).
3.8	Certificate of Designation of Series A Convertible Preferred Stock of Energy Focus, Inc. filed with the Secretary of State of the State of Delaware on March 29, 2019 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 1, 2019).
3.9	Amendment to the Certificate of Designation of Series A Convertible Preferred Stock of Energy Focus, Inc. filed with the Secretary of State of the State of Delaware on May 30, 2019 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 30, 2019).
3.10	Amendment to the Certificate of Designation of Series A Convertible Preferred Stock of Energy Focus, Inc. filed with the Secretary of State of the State of Delaware on January 15, 2020 (incorporated by reference to Exhibit 3.10 to the Registrant’s Annual Report on Form 10-K filed on March 24, 2020).
3.11	Certificate of Amendment of Certificate of Incorporation, dated June 11, 2020 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 11, 2020).
3.12	Bylaws of Energy Focus, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 18, 2020).
3.13	Certificate of Ownership and Merger, Merging Energy Focus, Inc., a Delaware corporation, into Fiberstars, Ind. a Delaware corporation, filed with the Secretary of State of the State of Delaware on May 4, 2007 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2007).
4.1	Description of Securities of Energy Focus, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed on March 24, 2020).
4.2	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on January 13, 2020).
4.3	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on January 13, 2020).
4.4	Form of Amendment to Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K filed on March 25, 2021).
4.5	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on December 15, 2021).
4.6	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on June 6, 2022).
10.1*	2013 Employee Stock Purchase Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Form DEF14A filed on August 16, 2013).
10.2*	2008 Incentive Stock Plan, as amended (incorporated by reference from Appendix B to the Registrant’s Preliminary Proxy Statement on Form PRER14A filed on June 8, 2012).
10.3*	2014 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K filed on February 22, 2018).
10.4*	Form of Nonqualified Stock Option Grant Agreement to Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 16, 2014).
10.5*	Form of Nonqualified Stock Option Grant Agreement to Employees (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 16, 2014).
10.6*	Form of Restricted Stock Unit Grant Agreement to Employees (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 16, 2014).
10.7*	Form of Restricted Stock Unit Grant Agreement to Non-Employee Directors (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed on February 22, 2018).
10.8*	Form of Incentive Stock Option Grant Agreement to Employees (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on July 16, 2014).

10.9*	Form of Notice of Stock Option Grant for 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 13, 2013).
10.10*	Energy Focus, Inc. Executive Bonus Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 19, 2019).
10.11	Form of Securities Purchase Agreement, dated as of January 9, 2020, between the Company and each purchaser named in the signature pages thereto (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on January 13, 2020).
10.12	Loan and Security Agreement, dated as of August 11, 2020, by and between the Company and Crossroads Financial Group, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2020).
10.13*	Energy Focus, Inc. 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 22, 2020).
10.14*	Energy Focus, Inc. 2020 Stock Incentive Plan - Form of Restricted Stock Unit Award Agreement for Employees (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 22, 2020).
10.15*	Energy Focus, Inc. 2020 Stock Incentive Plan - Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on September 22, 2020).
10.16*	Energy Focus, Inc. 2020 Stock Incentive Plan - Form of Nonqualified Stock Option Agreement for Employees (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on September 22, 2020).
10.17*	Energy Focus, Inc. 2020 Stock Incentive Plan - Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on September 22, 2020).
10.18	First Amendment to Loan and Security Agreement, dates as of April 20, 2021 by and between the Company and Crossroads Financial Group, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 21, 2021).
10.19##	Form of Securities Purchase Agreement, dated as of December 13, 2021, between the Company and each purchaser named in the signature pages thereto (incorporated by reference to Exhibit 10.1 in the Registrant’s Current Report on Form 8-K filed on December 15, 2021).
10.20	Registration Rights Agreement, dated as of December 13, 2021, between the Company and each purchaser named in the signature pages thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 15, 2021).
10.21	Note Purchase Agreement, dated as of April 21, 2022 by and between the Company and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 25, 2022).
10.22	Promissory Note, dated as of April 21, 2022 by and between the Company and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 25, 2022).
10.23	Securities Purchase Agreement, dated as of June 3, 2022 by and between the Company and Certain Investors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 6, 2022).
10.24	Registration Rights Agreement dated as of June 3, 2022 by and between the Company and Certain Investors (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 6, 2022).
10.25*	Amended and Restated Energy Focus, Inc. 2020 Stock Incentive Plan, dated as of June 22, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 24, 2022).
10.26*	Chief Executive Officer Offer Letter dated September 6, 2022 between Lesley A. Matt and Energy Focus, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 10, 2022).
10.27	Promissory Note, dated as of September 16, 2022, by and between the Company and Mei-Yun Huang (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 22, 2022).
10.28	Promissory Note, dated as of October 27, 2022, by and between the Company and Jay Huang (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 10, 2022).
10.29	Promissory Note, dated as of November 4, 2022, by and between the Company and Jay Huang (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 10, 2022).
10.30	Promissory Note, dated as of November 9, 2022, by and between the Company and Mei-Yun Huang (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 10, 2022).
10.31	Promissory Note, dated as of December 6, 2022, by and between the Company and Jay Huang (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 9, 2022).
10.32	Promissory Note, dated as of December 21, 2022, by and between the Company and Jay Huang (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 23, 2022).
10.33	Promissory Note, dated as of December 30, 2022, by and between the Company and Tingyu Lin (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 6, 2023).
10.34	Securities Purchase Agreement, dated as of January 5, 2023, between the Company and Mei Yun Huang (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 11, 2023).
10.35	Securities Purchase Agreement, dated as of January 5, 2023, between the Company and Mei Yun Huang (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 11, 2023).
10.36	Form of Securities Purchase Agreement, dated as of January 17, 2023, between the Company and each purchaser named in the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 23, 2023).

10.37	Form of Registration Rights Agreement, dated as of January 17, 2023, between the Company and each purchaser named in the signature pages thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 23, 2023).
10.38	Form of Exchange Agreement, dated January 17, 2023, between the Company and Mei Yun (Gina) Huang (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on January 23, 2023).
10.39	Second Amendment to Loan and Security Agreement, dated January 18, 2023, between the Company and Crossroads Financial Group, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on January 23, 2023).
10.40	Amendment to Promissory Note, dated January 17, 2023, between the Company and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on January 23, 2023).
21.1	Subsidiaries of the Registrant (filed with this Report).
23.1	Consent of GBQ Partners, LLC, Independent Registered Public Accounting Firm (filed with this Report).
31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101+**	The following financial information from Energy Focus, Inc. Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements.
104**	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Management contract or compensatory plan or arrangement.
**	Pursuant to Regulation S-T, this interactive data file is not deemed filed for purposes of Section 11 of the Securities Act, or Section 18 of the Exchange Act, or otherwise subject to the liabilities of these sections.
+	This exhibit will not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act or the Exchange Act.
#	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).
##	Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the Securities and Exchange Commission upon request.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

ENERGY FOCUS, INC.

Date: March 23, 2023	By:	/s/ Lesley A. Matt
Lesley A. Matt
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated:

Date	Signature	Title

March 23, 2023	/s/ Chiao Chieh (Jay) Huang
	Chiao Chieh (Jay) Huang	Director and Chairman of the Board

March 23, 2023	/s/ Wen-Jeng Chang
	Wen-Jeng Chang	Director

March 23, 2023	/s/ Jennifer Y. Cheng
	Jennifer Y. Cheng	Director

March 23, 2023	/s/ Gina Huang (Mei Yun Huang)
	Gina Huang (Mei Yun Huang)	Director

March 23, 2023	/s/ K.R. “Kaj” den Daas
	K.R. “Kaj” den Daas	Director

March 23, 2023	/s/ Brian J. Lagarto
	Brian J. Lagarto	Director

March 23, 2023	/s/ Jeffery R. Parker
	Jeffery R. Parker	Director

March 23, 2023	/s/ Stephen Socolof
	Stephen Socolof	Director and Lead Independent Director