Form 10-Q
period 2023-03-31
ENERGY FOCUS, INC/DE
filed 2023-05-11
CIK 924168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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

The number of outstanding shares of the registrant’s common stock, $0.0001 par value, as of May 9, 2023 was 19,243,610.

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

We believe that important factors that could cause our actual results to differ materially from forward-looking statements include, but are not limited to, the risks and uncertainties outlined under “Risk Factors” under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 and other matters described in this Quarterly Report and our other filings with the Securities and Exchange Commission generally. Some of these factors include:

•our need for and ability to obtain additional financing in the near term, on acceptable terms or at all, to continue our operations;
•our ability to regain and maintain compliance with the continued listing standards of The Nasdaq Stock Market LLC (“Nasdaq”);
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
•our ability to extend our product portfolio into new applications and end markets;
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

ITEM 1. FINANCIAL STATEMENTS

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash	$301	$52
Trade accounts receivable, less allowances of $58 and $26, respectively	909	445
Inventories, net	4,938	5,476
Short-term deposits	615	592
Prepaid and other current assets	226	232
Receivable for claimed ERTC	445	445
Total current assets	7,434	7,242

Property and equipment, net	68	76
Operating lease, right-of-use asset	1,111	1,180
Total assets	$8,613	$8,498

LIABILITIES
Current liabilities:
Accounts payable	$2,177	$2,204
Accrued liabilities	229	145
Accrued payroll and related benefits	235	261
Accrued sales commissions	29	76
Accrued warranty reserve	143	183
Operating lease liabilities	205	198
Credit line borrowings, net of loan origination fees	388	1,447
Related party promissory notes payable	—	814
Promissory notes payable, net of discounts and loan origination fees	1,277	2,618
Total current liabilities	4,683	7,946

(continued on the next page)

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022
	(Unaudited)

Operating lease liabilities, net of current portion	975	1,029
Total liabilities	5,658	8,975

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.0001 per share:
Authorized: 5,000,000 shares (3,300,000 designated as Series A Convertible Preferred Stock) at March 31, 2023 and December 31, 2022
Issued and outstanding: 876,447 at March 31, 2023 and December 31, 2022	—	—
Common stock, par value $0.0001 per share:
Authorized: 50,000,000 shares at March 31, 2023 and December 31, 2022
Issued and outstanding: 19,243,610 at March 31, 2023 and 9,848,438 at December 31, 2022	2	1
Additional paid-in capital	153,311	148,545
Accumulated other comprehensive loss	(3)	(3)
Accumulated deficit	(150,355)	(149,020)
Total stockholders' equity (deficit)	2,955	(477)
Total liabilities and stockholders' equity (deficit)	$8,613	$8,498

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2023	2022
Net sales	$930	$2,061
Cost of sales	913	2,087
Gross profit (loss)	17	(26)

Operating expenses:
Product development	154	503
Selling, general, and administrative	1,066	2,127
Total operating expenses	1,220	2,630
Loss from operations	(1,203)	(2,656)

Other expenses (income):
Interest expense	123	184
Other income	—	(30)
Other expenses	7	11

Net loss	$(1,333)	$(2,821)

Net loss per common share - basic and diluted
Net loss	$(0.08)	$(0.44)

Weighted average shares of common stock outstanding:
Basic and diluted	16,172	6,437

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2022	876	$—	9,849	$1	$148,545	$(3)	$(149,020)	$(477)
Issuance of common stock	—	—	1,995	1	3,024	—	—	3,025
Stock issued in exchange transactions	—	—	7,400	—	1,716	—	—	1,716
Offering costs on issuance of common stock and warrants	—	—	—	—		—	—	—
Warrant liability	—	—	—	—	—	—	—	—
Conversion of notes to preferred stock	—	—	—	—	—	—	—	—
Common stock withheld in lieu of income tax withholding on vesting of restricted stock units	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	26	—	—	26
Impact of adoption of ASU 2016-13 - CECL	—	—	—	—	—	—	(2)	(2)
Net loss for the three months ended March 31, 2023	—	—	—	—	—	—	(1,333)	(1,333)
Balance at March 31, 2023	876	$—	19,244	$2	$153,311	$(3)	$(150,355)	$2,955

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2021	876	$—	6,368	$—	$144,953	$(3)	$(138,741)	$6,209
Issuance of common stock upon the exercise of warrants	—	—	85	—	—	—	—	—
Stock-based compensation	—	—	—	—	44	—	—	44
Net loss for the three months ended March 31, 2022	—	—	—	—	—	—	(2,821)	(2,821)
Balance at March 31, 2022	876	$—	6,453	$—	$144,997	$(3)	$(141,562)	$3,432

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(1,333)	$(2,821)
Adjustments to reconcile net loss to net cash used in operating activities:
Other income	—	(30)
Depreciation	8	44
Stock-based compensation	26	44
Provision for doubtful accounts receivable	29	(9)
Provision for slow-moving and obsolete inventories	(23)	129
Provision for warranties	(40)	(30)
Amortization of loan discounts and origination fees	62	69
Changes in operating assets and liabilities (sources / (uses) of cash):
Accounts receivable	(496)	(83)
Inventories	562	370
Short-term deposits	(23)	12
Prepaid and other assets	6	20
Accounts payable	(27)	61
Accrued and other liabilities	66	(211)
Deferred revenue	—	(268)
Total adjustments	150	118
Net cash used in operating activities	(1,183)	(2,703)
Cash flows from investing activities:
Acquisitions of property and equipment	—	(35)
Net cash used in investing activities	—	(35)

(continued on next page)

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended March 31,
	2023	2022
Cash flows from financing activities (sources / (uses) of cash):
Proceeds from the issuance of common stock and warrants	3,025	—
Principal payments under finance lease obligations	—	(1)
Payments on the 2022 Streeterville Note	(500)	—
Payments on the 2021 Streeterville Note	—	(615)
Net payments on proceeds from the credit line borrowings - Credit Facilities	(1,093)	897
Net cash provided by financing activities	1,432	281

Net increase (decrease) in cash	249	(2,457)
Cash beginning of period	52	2,682
Cash end of period	$301	$225

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

NOTE 1. NATURE OF OPERATIONS

Energy Focus, Inc. engages primarily in the design, development, manufacturing, marketing and sale of energy-efficient lighting systems and controls. We develop, market and sell high quality light-emitting diode (“LED”) lighting and controls products in the commercial market and military maritime market (“MMM”), and began to expand our offerings into the consumer market in the fourth quarter of 2021. Our mission is to enable our customers to run their facilities, offices with greater energy efficiency, productivity, and human health and wellness through advanced LED retrofit solutions. Our goal is to be the human wellness lighting and LED technology and market leader for the most demanding applications where performance, quality, value, environmental impact and health are considered paramount. We specialize in LED lighting retrofit by replacing fluorescent, high-intensity discharge lighting and other types of lamps in institutional buildings for primarily indoor lighting applications with our innovative, high-quality commercial and military-grade tubular LED (“TLED”) products, as well as other LED and lighting control products for commercial and consumer applications. We are also evaluating adjacent technologies, including Gallium Nitride (“GaN”) based power supplies and additional market opportunities for energy solution products that support sustainability in our existing channels.
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
We have prepared the accompanying financial data for the three months ended March 31, 2023 and 2022 pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The accompanying financial data and information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Annual Report”). The Condensed Consolidated Balance Sheet as of December 31, 2022 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly our Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, Condensed Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022, Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2023 and 2022, and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
Going Concern and Nasdaq Continued Listing Requirements Compliance
Due to our financial performance as of March 31, 2023 and December 31, 2022, including net losses of $1.3 million for the three months ended March 31, 2023 and $10.3 million for the twelve months ended December 31, 2022, and total cash used in operating activities of $1.2 million for the three months ended March 31, 2023 and $6.7 million for the twelve months ended December 31, 2022, we determined that substantial doubt about our ability to continue as a going concern continues to exist at March 31, 2023. As a result of restructuring actions and initiatives, we have tailored our operating expenses to be more in line with our expected sales volumes; however, we continue to incur losses and have a substantial accumulated deficit.
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
•loans or other debt instruments may have terms or conditions, such as interest rate, restrictive covenants, conversion features, refinancing demands, and control or revocation provisions, which are not acceptable to management or the Company’s Board of Directors (the “Board of Directors”); and
•the current environment in the capital markets and volatile interest rates, combined with our capital constraints, may prevent us from being able to obtain adequate debt financing.
Along with the new additions to the Board of Directors, we hired a permanent Chief Executive Officer in September 2022, following a period of interim leadership by our current Lead Independent Director after the departure of our previous Chief Executive Officer in February 2022 and Chief Financial Officer and Chief Operating Officer in May 2022.
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
Our Common Stock is listed on the Nasdaq Capital Market, which has as one of its continued listing requirements a minimum bid price of at least $1.00 per share. Recently our Common Stock has traded significantly below $1.00 per share. On August 23, 2022, we received a letter from the Listing Qualifications Staff (the “Staff”) of The Nasdaq Stock Market notifying us that we were no longer in compliance with the requirement to maintain a minimum closing bid price of $1.00 per share, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”), because the closing bid price for our common stock was below the minimum $1.00 per share for 30 consecutive business days. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided an initial period of 180 calendar days, or until February 20, 2023, to regain compliance with the Bid Price Rule. During the initial compliance period, our Common Stock continued to trade on the Nasdaq Capital Market, but did not satisfy the Bid Price Rule.
On November 16, 2022, we received a letter from the Staff notifying us that we were no longer in compliance with Nasdaq Listing Rule 5550(b)(1), which requires listed companies to maintain stockholders’ equity of at least $2.5 million if they do not meet the alternative compliance standards relating to the market value of listed securities or net income from continuing operations (the “Minimum Stockholders’ Equity Rule”). Our Form 10-Q for the Quarterly Period Ended September 30,

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
2022 filed on November 10, 2022 reflected that our stockholders’ equity as of September 30, 2022 was $1.5 million. Based on our timely submission of our plan to regain compliance (the “Plan”), Nasdaq granted us an extension through May 15, 2023 to regain compliance with the Minimum Stockholders’ Equity Rule.
On February 21, 2023, we received written notification (the “Bid Price Notification”) from the Staff stating that we had not regained compliance with the Bid Price Rule and our common stock is subject to delisting from Nasdaq. On February 24, 2023, we submitted a request for a hearing before the Nasdaq Hearings Panel (the “Panel”) to appeal the delisting (the “Appeal”). Under Nasdaq rules, the delisting of the Company’s common stock was stayed during the pendency of the Appeal and, during such time, the Company’s common stock continued to be listed on Nasdaq.
On March 28, 2023, the Company received written notification (the “Additional Staff Determination”) from the Staff stating that (i) following the Bid Price Notification, and in accordance with Listing Rule 5810(c)(2)(A), Nasdaq is no longer permitted to consider the stockholders’ equity compliance plan, (ii) the Additional Staff Determination serves as an additional basis for delisting the Company’s common stock from Nasdaq and (iii) the Panel will consider the Additional Staff Determination in rendering a determination regarding the continued listing of the Company’s common stock on Nasdaq.
On April 6, 2023, the Company participated in the Appeal before the Panel. The Company provided an update to the Panel on the Company’s substantial progress made towards the previously submitted Stockholders’ Equity Requirement Plan during the three months ended March 31, 2023, and requested the Panel grant the Company an exception to (1) re-allow the previously granted exception until May 15, 2023 for the Company to regain compliance with the Stockholders’ Equity Requirement and (2) grant an exception allowing the Company up to 180 days following the Bid Price Notification to regain compliance with the Bid Price Requirement by effecting a reverse stock split following stockholder approval at the Annual Meeting. On May 1, 2023, the Panel granted the Company’s request to continue the Company’s listing on Nasdaq, subject to the following conditions: (1) on or before May 15, 2023, the Company shall file with the SEC its quarterly report for the three months ended March 31, 2023 demonstrating compliance with the Stockholders’ Equity Requirement and (2) on or before July 7, 2023, the Company shall demonstrate compliance with the Bid Price Rule.
As of the date of this Quarterly Report, the Company believes it has regained compliance with the Stockholders’ Equity Requirement for continued listing on the Nasdaq Capital Market. However, there can be no assurance that the Appeal will be successful or that the Company will be able to regain compliance with the Bid Price Rule or maintain compliance with the Stockholders’ Equity Requirement, Bid Price Rule, or other Nasdaq listing requirements. If the Company fails to regain compliance with Nasdaq’s continued listing standards in accordance with the Panel’s decision, the Company’s common stock will be subject to delisting from Nasdaq.
Use of estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact us in the future, actual results may vary from the estimates. Estimates include, but are not limited to, the establishment of reserves for accounts receivable, sales returns, inventory obsolescence and warranty claims; the useful lives of property and equipment; valuation allowance for net deferred taxes; and stock-based compensation. The Company began using estimates for its calculation of impairment to accounts receivable under Accounting Standards Codification (“ASC”) 326 commencing in 2023. In addition, estimates and assumptions associated with the determination of the fair value of financial instruments and evaluation of long-lived assets for impairment requires considerable judgment. Actual results could differ from those estimates and such differences could be material.
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
March 31, 2023
(Unaudited)
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
The following table provides a disaggregation of product net sales for the periods presented (in thousands):

	Three months ended March 31,
	2023	2022
Net sales:
Commercial	$321	$1,134
MMM products	609	927
Total net sales	$930	$2,061
Accounts Receivable
Our trade accounts receivable consists of amounts billed to and currently due from customers. Our customers are concentrated in the United States. In the normal course of business, we extend unsecured credit to our customers related to the sale of our products. Credit is extended to customers based on an evaluation of the customer’s financial condition and the amounts due are stated at their estimated net realizable value. We maintain allowances for sales returns and doubtful accounts receivable to provide for the estimated number of account receivables that will not be collected. The allowance is based on an assessment of forward looking customer credit-worthiness and historical payment experience, the age of outstanding receivables, and performance guarantees to the extent applicable. Past due amounts are written off when our internal collection efforts have been unsuccessful, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. We do not generally require collateral from our customers.
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
Through November 2022, we utilized a third-party account receivable insurance program with a very high credit worthy insurance company where we had the large majority of the accounts receivable arising during the policy term insured with a portion of self-retention. This third party also provided credit-worthiness ratings and metrics that significantly assisted us in evaluating the credit-worthiness of both existing and new customers. Although the insurance policy is no longer in place, all invoices issued under the previous coverage period are still covered under the policy.
On January 1, 2023, the Company adopted ASC 326, Measurement of Credit Losses on Financial Instruments (“CECL”). The standard adds to U.S. GAAP an impairment model known as the CECL model, which is based on expected losses rather than incurred losses. This standard only impacts the Company’s trade receivables. The Company decided to use the roll rate method of valuing its reserve for trade receivables. The reserve is based on a careful review of claims made during 2022 against unpaid invoices. This resulted in a $2.6 thousand adjustment to Retained Earnings as of December 31, 2022 and a charge of $12 thousand to bad debt expense in the first quarter of 2023.
Pursuant to ASC 606, Revenue Recognition, contract assets and contract liabilities as of the beginning and ending of the reporting periods must be disclosed. Below is the breakout of the Company’s contract assets for such periods:

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

	March 31, 2023	December 31, 2022	March 31, 2022
Gross Accounts Receivable	$967	$471	$1,337
Less: Allowance for Doubtful Accounts	$(58)	$(26)	$(7)
Net Accounts Receivable	$909	$445	$1,330

Geographic information
All of our long-lived fixed assets are located in the United States. For the three months ended March 31, 2023, 1% of sales were attributable to customers outside the United States. For the three months ended March 31, 2022, 2% of sales were attributable to customers outside the United States. The geographic location of our net sales is derived from the destination to which we ship the product.
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
The following table presents a reconciliation of basic and diluted loss per share computations (in thousands):

	Three months ended March 31,
	2023	2022
Numerator:
Net loss	$(1,333)	$(2,821)

Denominator:
Basic and diluted weighted average shares of common stock outstanding	16,172	6,437
As a result of the net loss we incurred for the three months ended March 31, 2023, convertible securities representing approximately 175 thousand shares of common stock were excluded from the basic loss per share calculation because their inclusion would have been anti-dilutive.
As a result of the net loss we incurred for the three months ended March 31, 2022, warrants and convertible securities representing approximately 16 thousand and 175 thousand shares of common stock, respectively, were excluded from the basic loss per share calculation because their inclusion would have been anti-dilutive.
Product warranties
We warrant our commercial and MMM LED products and controls for periods generally ranging from five to ten years. Warranty settlement costs consist of actual amounts expensed for warranty, which are largely a result of the cost of replacement products or rework services provided to our customers. A liability for the estimated future costs under product warranties is maintained for products under warranty based on the actual claims incurred to date and the estimated nature, frequency, and costs of future claims. As warranty coverage from prior period sales expire, previous accruals are released. These estimates are inherently uncertain and changes to our historical or projected experience may cause material changes to our warranty reserves in the future. We continuously review the assumptions related to the adequacy of our warranty reserve, including product failure rates, and make adjustments to the existing warranty liability when there are changes to these estimates or the underlying replacement product costs, or the warranty period expires.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
The following table summarizes warranty activity for the periods presented (in thousands):

	Three months ended March 31,
	2023	2022
Balance at beginning of period	$183	$295
Warranty accruals for current period sales	(1)	(1)
Adjustments to existing warranties	(39)	(15)
In kind settlements made during the period	—	(14)
Accrued warranty reserve at end of period	$143	$265
Financial Instruments
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
For the three months ended March 31, 2023, sales to our primary distributor for the U.S. Navy, a U.S. Navy shipbuilder, and a distributor to the U.S. Department of Defense, accounted for approximately 22%, 27%, and 11% of net sales, respectively. When sales for our top military customers are combined, total net sales of military products comprised approximately 49% of net sales for the same period. For the three months ended March 31, 2022, sales to our primary distributor for the U.S. Navy, a U.S. Navy shipbuilder, and a commercial building systems provider, accounted for approximately 15%, 21%, and 19% of net sales, respectively. When sales to our primary distributor for the U.S. Navy are combined with sales to shipbuilders for the U.S. Navy, total net sales of products for the U.S. Navy comprised approximately 37% of net sales for the same period.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
A distributor for the U.S. Navy, a U.S. Navy shipbuilder, and a distributor to the U.S. Department of Defense, accounted for approximately 32%, 22%, and 17% of net trade accounts receivable, respectively, at March 31, 2023. At December 31, 2022, a distributor to the U.S. Department of Defense accounted for 25% of our net trade accounts receivable, and when combined with our net trade accounts receivable to shipbuilders for the U.S. Navy, total net accounts receivable related to U.S. Navy sales is 30% of our net trade accounts receivable.
No one supplier accounted for more than 10% of our total expenditures for the three months ended March 31, 2023. For the three months ended March 31, 2022, one offshore supplier accounted for approximately 19% of total expenditures.
At March 31, 2023 and December 31, 2022, one offshore supplier accounted for approximately 36% of our trade accounts payable balance.
Recent adopted accounting standard
In June 2016, the Financial Accounting Standards Board issued Accounting Standard Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which significantly changes the accounting for credit losses on instruments within its scope. The new guidance introduces an approach based on expected losses to estimate credit losses on certain financial instruments, including trade receivables, and requires an entity to recognize an allowance based on its estimate of expected credit losses rather than incurred losses. For smaller reporting companies, this standard became effective for interim and annual periods starting after December 15, 2022, and has been adopted by the Company. The adoption of this guidance did not have a material impact on our consolidated financial position or results of operations.
NOTE 3. INVENTORIES
Inventories are stated at the lower of standard cost (which approximates actual cost determined using the first-in, first-out cost method) or net realizable value, and consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Raw materials	$2,936	$3,347
Finished goods	4,509	4,656
Reserves for excess, obsolete, and slow-moving inventories	(2,507)	(2,527)
Inventories, net	$4,938	$5,476
The following is a roll-forward of the reserves for excess, obsolete, and slow-moving inventories (in thousands):

	Three months ended March 31,
	2023	2022
Beginning balance	$(2,527)	$(3,050)
Accrual	(56)	(145)
Reduction due to sold inventory	76	16
Reserves for excess, obsolete, and slow-moving inventories	$(2,507)	$(3,179)

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
NOTE 4. PROPERTY AND EQUIPMENT
Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets and consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Equipment (useful life 3 to 15 years)	$1,061	$1,061
Tooling (useful life 2 to 5 years)	190	190
Leasehold improvements (the shorter of useful life or lease life)	141	141
Property and equipment at cost	1,392	1,392
Less: accumulated depreciation	(1,324)	(1,316)
Property and equipment, net	$68	$76
Depreciation expense was $8 thousand and $44 thousand for the three months ended March 31, 2023 and 2022, respectively.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
NOTE 5. LEASES
The Company leases certain equipment, manufacturing, warehouse and office space under non-cancellable operating leases with expirations through 2027 under which it is responsible for related maintenance, taxes and insurance. The Company had one finance lease on a forklift containing a bargain purchase option, which was exercised in July 2022. As of March 25, 2022, the terms of our real estate operating lease have been modified beginning July 1, 2022 and extended through 2027. In accordance with ASC 842, Leases (“Topic 842”), the related lease liability was remeasured and the right-of-use asset was adjusted for each lease at the time of modification. The present value of the lease obligations for the lease was calculated using an incremental borrowing rate of 16.96%, which was the Company’s blended borrowing rates (including interest, annual facility fees, collateral management fees, bank fees and other miscellaneous lender fees) on its revolving lines of credit with Crossroads Financial Group, LLC (as described below in Note 6, “Debt”) and Factors Southwest L.L.C. (as described below in Note 6, “Debt”). The present value of the other remaining lease obligations continues to be calculated using an incremental borrowing rate of 7.25% (which excludes the annual facility fee and other lender fees), which was the Company’s borrowing rate on its former revolving line of credit with Austin Financial Services, Inc. (the “Austin Credit Facility”). The weighted average remaining lease term for operating leases is 4.2 years.
Components of the operating lease costs recognized in net loss were as follows (in thousands):

	Three months ended March 31,
	2023	2022
Operating lease cost (income)
Sub-lease income	$—	$(25)
Lease cost	117	132
Operating lease cost, net	$117	$107
Supplemental balance sheet information related to the Company’s operating leases as of March 31, 2023 and December 31, 2022 are as follows (in thousands):

	March 31, 2023	December 31, 2022
Operating Leases
Operating lease right-of-use assets	$1,111	$1,180

Operating lease liabilities	$1,180	$1,227

Finance Leases
Property and equipment	13	13
Allowances for depreciation	(13)	(13)
Finance lease assets, net	$—	$—

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
Future minimum lease payments required under operating leases for each of the 12-month rolling periods below in effect at March 31, 2023 are as follows (in thousands):

Operating Leases
April 2023 to March 2024	$385
April 2024 to March 2025	379
April 2025 to March 2026	387
April 2026 to March 2027	391
April 2027 to March 2028	99
Total future undiscounted lease payments	1,641
Less imputed interest	(461)
Total lease obligations	$1,180
Supplemental cash flow information related to leases for the three months ended March 31, 2023 and 2022, was as follows (in thousands):

	Three months ended March 31,
	2023	2022
Supplemental cash flow information
Cash paid, net, for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$95	$136
Financing cash flows from finance leases	$—	$1

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
NOTE 6. DEBT
Credit facilities
On August 11, 2020, we entered into two debt financing arrangements (together, the “Credit Facilities”) that allowed for expanded borrowing capacity at a lower blended borrowing cost. The first arrangement is an inventory financing facility (the “Inventory Facility”) pursuant to the Loan and Security Agreement (the “Inventory Loan Agreement”) between the Company and Crossroads Financial Group, LLC, a North Carolina limited liability company (“Crossroads”). Borrowings under the original Inventory Facility were permitted up to the lower of (i) $3.0 million, which amount was subsequently increased to $3.5 million in April 2021, and (ii) a borrowing base determined from time to time based on the value of the Company’s eligible inventory, valued at 75% of inventory costs or 85% of the inventory net orderly liquidation value, less the availability reserves.
On January 18, 2023, the Company and Crossroads entered into an amendment to the Inventory Loan Agreement (the “Crossroads Amendment”) to restructure and pay down the Inventory Facility. The Crossroads Amendment provides that the Company make payments to reduce the outstanding obligations under the Inventory Facility of $750 thousand by January 20, 2023 and $250 thousand by February 15, 2023 (which amounts the Company has paid). The Company also agreed to make monthly payments of approximately $40 thousand towards the remaining outstanding obligations under the Inventory Facility, and to reduce the maximum amount that may be available to the Company under the Inventory Facility from $3.5 million to $500 thousand, subject to the borrowing base as set forth in the Inventory Loan Agreement.
Pursuant to the Crossroads Amendment, Crossroads and the Company also agreed to extend the Inventory Facility’s current term through December 31, 2023, while eliminating the minimum borrowing amount and unused line fees and reducing the monthly service fee to a lower, fixed amount. The Company also agreed to a slightly increased interest rate, which was more than offset by the reduction in the monthly service fees. Pursuant to the Crossroads Amendment, the interest rate on borrowings under the Inventory Facility is now a per annum rate equal to (i) the Three-Month LIBOR rate plus 5.5% (currently 10.28% per annum) or (ii) at Crossroads’ discretion, an alternative reference rate, SOFR (Secured Overnight Financing Rate), plus 6% (currently 10.176% per annum). As of March 31, 2023, the effective rate was equal to 10.44%.
The second Credit Facility was a receivables financing facility (the “Receivables Facility”) pursuant to the Loan and Security Agreement (the “Receivables Loan Agreement”) between the Company and Factors Southwest L.L.C. (d/b/a FSW Funding), an Arizona limited liability company (the “RF Lender”). Borrowings under the Receivables Facility were permitted up to the lower of (i) $2.5 million or (ii) a borrowing base determined from time to time based on the value of the Company’s eligible accounts receivable, valued at 90% of the face value of such accounts receivable, less availability reserves, if any.
On February 7, 2023, the Company and the RF Lender agreed to terminate the Receivables Facility.  All outstanding amounts under the Receivables Facility were repaid prior to termination, and there were no prepayment fees in connection with termination.  The Receivables Facility was secured by substantially all of the present and future assets of the Company and was subject to an intercreditor agreement with the IF Lender, which intercreditor agreement was also terminated.
Borrowings under the Inventory Facility were approximately $400 thousand and $1.4 million at March 31, 2023 and December 31, 2022, respectively. Borrowings under the Receivables Facility were approximately $67 thousand at December 31, 2022. These facilities are recorded in the Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022 as a current liability under the caption “Credit line borrowings.” Outstanding balances include unamortized net issuance costs totaling $29 thousand and $47 thousand for the Inventory Facility as of March 31, 2023 and December 31, 2022, respectively, and $15 thousand for the Receivables Facility as of December 31, 2022.
Promissory Notes
During the third and fourth quarters of the year ended December 31, 2022, we entered into short-term unsecured promissory notes (the “2022 Promissory Notes”) with Mei Yun (Gina) Huang, Jay Huang, and Tingyu Lin. Ms. Huang is a member of the Board of Directors and Mr. Huang became a member of the Board of Directors in January 2023 in connection with the Sander Private Placement, as described below in Note 8, “Stockholders’ Equity.” The total liability for the 2022 Promissory Notes was $1.5 million at December 31, 2022. All of the 2022 Promissory Notes were exchanged for common stock on January 17, 2023. See Note 8, “Stockholders’ Equity.”

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
The following summarizes the 2022 Promissory Notes at December 31, 2022:

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
Streeterville Notes
2022 Streeterville Note
On April 21, 2022, we entered into a note purchase agreement (the “2022 Streeterville Note Purchase Agreement”) with Streeterville Capital, LLC (“Streeterville”) pursuant to which we sold and issued to Streeterville a promissory note in the principal amount of approximately $2.0 million (as amended, the “2022 Streeterville Note”). The 2022 Streeterville Note was issued with an original issue discount of $215 thousand and Streeterville paid a purchase price of approximately $1.8 million for the 2022 Streeterville Note, from which the Company paid $15 thousand to Streeterville for Streeterville’s transaction expenses.
The 2022 Streeterville Note had an original maturity date of April 21, 2024, and accrues interest at 8% per annum, compounded daily, on the outstanding balance. On January 17, 2023, we agreed with Streeterville to restructure and pay down the 2022 Streeterville Note and extend its maturity date to December 1, 2024 (the “2022 Streeterville Note Amendment”). We agreed to make payments to reduce the outstanding amounts of the 2022 Streeterville Note by $500 thousand by January 20, 2023 (which amount has been paid) and by $250 thousand by July 14, 2023 ($125 thousand of which has already been satisfied pursuant to the March 2023 Exchange Agreement (as defined below)). Streeterville agreed to extend the term of the 2022 Streeterville Note through December 1, 2024, and beginning January 1, 2024, we would make twelve monthly repayments of approximately $117 thousand each. We would have the right to prepay any of the scheduled repayments at any time or from time to time without additional penalty or fees. Provided we make all payments as scheduled or earlier, the 2022 Streeterville Note will be deemed paid in full and shall automatically be deemed canceled.
On March 31, 2023, the Company entered into an Exchange Agreement (the “March 2023 Exchange Agreement”) with Streeterville, pursuant to which we agreed to (i) partition from the 2022 Streeterville Note a new Promissory Note (the “March 2023 Partitioned Note”) in the original principal amount of $250 thousand (the “March 2023 Exchange Amount”), (ii) cause the outstanding balance of the 2022 Streeterville Note to be reduced by an amount equal to the March 2023 Exchange Amount, and (iii) exchange (the “March 2023 Exchange”) the March 2023 Partitioned Note for 502,008 shares of the Company’s common stock.
The March 2023 Exchange was priced at-the-market under the Nasdaq rules and was effected pursuant to one or more exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). There are no gross proceeds to the Company in respect of the March 2023 Exchange, provided that $125 thousand of the March 2023 Exchange Amount will be applied toward the $250 thousand payment due on or before July 14, 2023 pursuant to the 2022 Streeterville Note Amendment, $125 thousand will be credited to satisfy the December 1, 2024 required payment and a portion of the November 1, 2024 required payment, in each case pursuant to the 2022 Streeterville Note Amendment.
The total liability for the 2022 Streeterville Note, net of discount and financing fees, was approximately $1.3 million and $2.0 million at March 31, 2023 and December 31, 2022, respectively.
In the event our common stock is delisted from Nasdaq, the amount outstanding under the 2022 Streeterville Note will automatically increase by 15% as of the date of such delisting.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
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

NOTE 7. INCOME TAXES

As a result of the operating loss incurred during each of the three months ended March 31, 2023 and 2022, and after the application of the annual limitation set forth under Section 382 of the Internal Revenue Code of 1986, as amended (the “IRC”), it was not necessary to record a provision for U.S. Federal income tax.
At March 31, 2023 and December 31, 2022, we had a full valuation allowance recorded against our deferred tax assets.
The valuation allowance was recorded due to uncertainties related to our ability to realize the deferred tax assets, primarily consisting of certain net operating loss carry-forwards. The valuation allowance is based on management’s estimates of taxable income by jurisdiction and the periods over which the deferred tax assets will be recoverable.
At December 31, 2022, we had a net operating loss carry-forward of approximately $132.4 million for federal income tax purposes ($77.6 million for state and local income tax purposes). However, due to changes in our capital structure, approximately $71.0 million of the $132.4 million is available to offset future taxable income after the application of the limitations found under Section 382 of the Internal Revenue Code of 1986, as amended. As a result of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), net operating loss carry-forwards generated in tax years beginning after December 31, 2017 can only offset 80% of taxable income and can be carried forward indefinitely. The $9.2 million and $9.6 million in federal net operating losses generated in 2022 and 2021, respectively, will be subject to the new limitations under the Tax Act. If not utilized, the carry-forwards generated prior to December 31, 2017 of $37.5 million will begin to expire in 2023 for federal purposes and have begun to expire for state and local purposes. For a full discussion of the estimated restrictions on our utilization of net operating loss carry-forwards, please refer to Note 11, “Income Taxes,” included under Item 8, “Financial Statements and Supplementary Data,” of our 2022 Annual Report.
NOTE 8. STOCKHOLDERS’ EQUITY
March 2023 Private Placements
On March 28, 2023,the Company entered into a securities purchase agreement with Jay Huang, a member of the Board of Directors, pursuant to which the Company agreed to issue and sell, in a private placement (the “March 28, 2023 Private Placement”), 108,502 shares of the Company’s common stock for a purchase price of $0.5609 per share.
On March 30, 2023, the Company entered into a securities purchase agreement with Mei Yun (Gina) Huang, a member of the Board of Directors, pursuant to which the Company agreed to issue and sell, in a private placement (collectively with the March 28, 2023 Private Placement, the “March 2023 Private Placements”), 500,000 shares of the Company’s common stock for a purchase price of $0.5000 per share.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
Aggregate gross proceeds to the Company in respect of the March 2023 Private Placements were $305 thousand, before deducting estimated offering expenses payable by the Company. Each of the March 2023 Private Placements was priced at-the-market under the Nasdaq rules.
February 2023 Private Placement
On February 24, 2023, the Company entered into a securities purchase agreement with Mei Yun (Gina) Huang, a member of the Board of Directors, pursuant to which the Company agreed to issue and sell, in a private placement (the “February 2023 Private Placement”), 803,212 shares of the Company’s common stock, for a purchase price of $0.4980 per share.
Gross proceeds to the Company in respect of the February 2023 Private Placement were $400 thousand, before deducting estimated offering expenses payable by the Company. The February 2023 Private Placement was priced at fair market value under the Nasdaq rules.
January 2023 Sander Electronics Private Placement
On January 17, 2023, the Company entered into a securities purchase agreement (the “Sander Purchase Agreement”) with certain purchasers associated with Sander Electronics, Inc., pursuant to which the Company agreed to issue and sell in a private placement (the “Sander Private Placement”) an aggregate of 5,446,252 shares of common stock for a purchase price per share of $0.5008. Consideration for the transaction included exchange of approximately $657 thousand in the aggregate of outstanding amounts on previous short-term bridge financings, including the 2022 Promissory Notes issued to Mr. Huang, as described above in Note 6, “Debt”.
Aggregate gross proceeds from the Sander Private Placement were approximately $2.1 million. The Sander Private Placement was priced at-the-market under the Nasdaq rules. Pursuant to the Sander Purchase Agreement, the Company agreed to increase the size of the Board of Directors to eight members and to appoint each of Jay (Chiao Chieh) Huang and Wen-Jeng Chang as a director for a term expiring at the 2023 annual meeting of the Company’s stockholders or his earlier resignation, death or removal in accordance with the Company’s bylaws.
January 2023 Transactions with Mei Yun (Gina) Huang
On January 5, 2023, the Company entered into a securities purchase agreement with Mei Yun (Gina) Huang, a member of the Board of Directors, pursuant to which the Company agreed to issue and sell, in a private placement, 257,798 shares of the Company’s common stock, for a purchase price of $0.3879 per share. On January 10, 2023, the Company entered into a securities purchase agreement with Ms. Huang, pursuant to which the Company agreed to issue and sell, in a private placement, 325,803 shares of the Company’s common stock for a purchase price of $0.4604 per share.
Aggregate gross proceeds to the Company in respect of these private placements to Ms. Huang are $250 thousand, before deducting estimated offering expenses payable by the Company. Each of the private placements to Ms. Huang was priced at fair market value under the Nasdaq rules.
On January 17, 2023, the Company and Ms. Huang entered into exchange agreements pursuant to which the Company and Ms. Huang agreed to exchange the approximately $809,000 aggregate outstanding amounts on previous short-term bridge financings, including the 2022 Promissory Notes issued to Ms. Huang, as described above in Note 6, “Debt”, for an aggregate of 1,436,959 shares of common stock at a price per share of $0.5630. The exchanges were priced at fair market value under the Nasdaq rules.
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

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
Private Placement were approximately $3.2 million. We determined the exercise price of the June 2022 Pre-Funded Warrants to be nominal and, as such, have considered the 1,378,848 shares underlying them to be outstanding effective June 7, 2022, for purposes of calculating net loss per share.
In July 2022, all of the June 2022 Pre-Funded Warrants were exercised. As of March 31, 2023, June 2022 Warrants to purchase an aggregate of 2,692,310 shares of common stock remained outstanding, with an exercise price of $1.30 per share. The exercise of the remaining June 2022 Warrants outstanding could provide us with cash proceeds of up to $3.5 million in the aggregate.
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
In January 2022, all of the December 2021 Pre-Funded Warrants were exercised. As of March 31, 2023, December 2021 Warrants to purchase an aggregate of 1,278,413 shares remained outstanding, with an exercise price of $3.52 per share. The December 2021 Warrants expire on December 16, 2026. The exercise of the remaining December 2021 Warrants outstanding could provide us with cash proceeds of up to $4.5 million in the aggregate.
Preferred Stock
On March 29, 2019, we issued $1.7 million aggregate principal amount of subordinated convertible promissory notes (the “Convertible Notes”) to certain investors in a private placement exempt from registration requirements of the Securities Act. The Convertible Notes had a maturity date of December 31, 2021 and bore interest at a rate of 5.0% per annum until June 30, 2019 and at a rate of 10.0% thereafter.
Pursuant to the terms of the Convertible Notes, on January 16, 2020, following approval by our stockholders of certain amendments to the Company’s Certificate of Incorporation, the principal amount of all of the Convertible Notes and the accumulated interest thereon at the date of conversion (totaling $1.8 million) were converted at a conversion price of $0.67 per share into an aggregate of 2,709,018 shares of the Company’s Series A Preferred Stock, which is convertible on a one-for-five basis into shares of our common stock. During the year ended December 31, 2020, 111,548 shares of the Series A Preferred Stock were converted into 22,310 shares of common stock. During the year ended December 31, 2021, 1,721,023 shares of Series A Preferred Stock were converted into 344,205 shares of common stock. The Series A Preferred Stock that was converted in 2021 was held by a Schedule 13D ownership group (under Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, and Rule 13d-5 promulgated thereunder) that includes Fusion Park LLC and 5 Elements Global Fund L.P. (controlled affiliates of James Tu, the Company's former Executive Chairman and Chief Executive Officer), as well as Brilliant Start Enterprise Inc. and Jag International Ltd. (controlled affiliates of Mei Yun (Gina) Huang, a member of the Company's Board of Directors).
The Series A Preferred Stock was created by the filing of a Certificate of Designation with the Secretary of State of the State of Delaware on March 29, 2019, which designated 2,000,000 shares of the Company’s preferred stock, par value $0.0001 per share, as Series A Preferred Stock (the “Original Series A Certificate of Designation”). On January 15, 2020 with prior stockholder approval, the Company amended its Certificate of Incorporation to increase the number of authorized shares of preferred stock to 5,000,000. The Original Series A Certificate of Designation was also amended on January 15, 2020, to increase the number of shares of preferred stock designated as Series A Preferred Stock to 3,300,000 (the Original Series A Certificate of Designation, as so amended, the “Series A Certificate of Designation”).

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
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
January 2020 Equity Offering
Issuance of Common Stock and Warrants
In January 2020, we completed a registered direct offering for the sale of 688,360 shares of our common stock to certain institutional investors, at a purchase price of $3.37 per share. We also sold, to the same institutional investors, warrants (the “January 2020 Investor Warrants”) to purchase up to 688,360 shares of common stock at an exercise price of $3.37 per share in a concurrent private placement for a purchase price of $0.625 per warrant. In addition, we issued to the placement agent in connection with such registered direct offering and concurrent private placement warrants (the “January 2020 Placement Agent Warrants” and, collectively with the January 2020 Investor Warrants, the “January 2020 Warrants”) to purchase up to 48,185 shares of common stock at an exercise price of $4.99 per share.
January 2020 Warrants issued to purchase an aggregate of 229,414 shares remain outstanding at March 31, 2023 with a weighted average exercise price of $3.67 per share. The exercise of January 2020 Warrants could provide us with cash proceeds of up to approximately $0.8 million in the aggregate if all January 2020 Warrants are exercised. During the three months ended March 31, 2023 and March 31, 2022, no January 2020 Warrants were exercised.
As of March 31, 2023 and 2022, we had the following outstanding January 2020 Warrants:

	As of March 31, 2023	As of March 31, 2022
	Number of Underlying Shares		Exercise Price	Expiration
Jan. 2020 Investor Warrants	187,734	187,734	$3.3700	January 13, 2025
Jan. 2020 Placement Agent Warrants	41,680	41,680	$4.9940	January 13, 2025
	229,414	229,414

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
Stock-based compensation
Stock-based compensation expense is attributable to stock options and restricted stock unit awards. For all stock-based awards, we recognize expense using a straight-line amortization method.
The following table summarizes stock-based compensation expense and the impact it had on operations for the periods presented (in thousands):

	Three months ended March 31,
	2023	2022
Cost of sales	$—	$1
Product development	4	6
Selling, general, and administrative	22	37
Total stock-based compensation	$26	$44
Total unearned stock-based compensation was $144 thousand at March 31, 2023, compared to $285 thousand at March 31, 2022. These costs will be charged to expense and amortized on a straight-line basis in future periods. The weighted average period over which the unearned compensation at March 31, 2023 is expected to be recognized is approximately 2.6 years.

Stock options
The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. Estimates utilized in the calculation include the expected life of the option, risk-free interest rate, and expected volatility, and are further detailed below. Note that there were no grants made during the three months ended March 31, 2023.

	Three months ended March 31,
	2023	2022
Fair value of options issued	NA	$1.17
Exercise price	NA	$1.48
Expected life of options (in years)	NA	6.1
Risk-free interest rate	NA	1.9%
Expected volatility	NA	99.2%
Dividend yield	NA	0.0%

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
A summary of option activity under all outstanding stock incentive plans for the three months ended March 31, 2023 is presented as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)
Balance at December 31, 2022	330,808	$1.97
Granted	—	—
Canceled/forfeited	(65,903)	2.88
Balance at March 31, 2023	264,905	$1.75	8.0

Vested and expected to vest at March 31, 2023	218,307	$1.87	7.8

Exercisable at March 31, 2023	66,734	$3.10	4.6
Restricted stock units
A summary of restricted stock unit activity under all outstanding stock incentive plans for the three months ended March 31, 2023 is presented as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in years)
Balance at December 31, 2022	11,600	$1.59
Granted	—	—
Balance at March 31, 2023	11,600	$1.59	1.4

NOTE 9. COMMITMENTS AND CONTINGENCIES
Purchase Commitments
As of March 31, 2023, we had approximately $1,391 thousand in outstanding purchase commitments for inventory. Of this amount, approximately $1,376 thousand is expected to ship in the second quarter of 2023, and $15 thousand expected to ship in the third quarter of 2023 and thereafter.
NOTE 10. OTHER INCOME
Employee Retention Tax Credit
The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020, provides an Employee Retention Tax Credit (“ERTC”) that is a refundable tax credit against certain employer taxes. The ERTC was subsequently amended by the Taxpayer Certainty and Disaster Tax Relief Act of 2020, the Consolidated Appropriation Act of 2021, and the American Rescue Plan Act of 2021, all of which amended and extended the ERTC availability and guidelines under the CARES Act. Following these amendments, we and other businesses became retroactively eligible for the ERTC, and as a result of the foregoing legislation, are eligible to claim a refundable tax credit against the employer share of Social Security taxes equal to 70% of the qualified wages paid to employees between January 1, 2021 and September 30, 2021. Qualified wages are limited to $10,000 per employee per calendar quarter in 2021 for a maximum allowable ERTC per employee of $7,000 per calendar quarter in 2021.
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
March 31, 2023
(Unaudited)
Company’s share of Social Security Tax when the Company’s payroll provider files, or subsequently amends the applicable quarterly employer tax filings.
Under the amended guidelines, we are eligible to receive the ERTC for the second and third quarters of 2021. As part of the filing of our employer tax filings for the third quarter of 2021, we applied for and received a refund of $431 thousand, and we amended our filing for the second quarter of 2021, for which we received an additional refund of approximately $445 thousand. These amounts are recorded as other income in the Consolidated Statements of Operations during the quarter ended December 31, 2021, and the $445 thousand as an expected receivable in the Consolidated Balance Sheet as of March 31, 2023 and December 31, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes thereto included in Part I, Item 1, “Financial Statements” of this Quarterly Report, as well as Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Annual Report”).
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
Prior to 2019, the Company experienced significant sales declines, operating losses and increases in its inventory. Beginning in 2019, significant restructuring efforts were undertaken. As part of the initial cost savings efforts to minimize cash usage, the Company replaced the entire senior management team, significantly reduced non-critical expenses, minimized the amount of inventory the Company was purchasing, dramatically changed the composition of its Board of Directors (the “Board of Directors”) and recruited new departmental leaders across the Company. These cost savings efforts also included the elimination of certain positions, restructuring of the sales organization and incentive plan, additional operational streamlining, management compensation reductions, and outsourcing of certain functions, including certain elements of supply chain and marketing.
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
During 2021 and into 2022, our MMM business continued to face challenges resulting from the delayed availability of government funding and the timing of U.S. Navy awards, with several anticipated projects facing repeated and ongoing delays. This sector also maintains very long sales cycles. The timeline between bid to sale can often take at least six months. We continue to pursue opportunities from the U.S. Navy and the government sector to minimize such volatility. Previously in our MMM business, significant efforts undertaken to reduce costs in our product offerings have positioned us to be more competitive along with improved production efficiencies. Such efforts allowed us to continue to win bids and proposals that helped grow our MMM sales in 2020, offsetting some of the weakness being experienced in our commercial business that year, though new MMM orders dwindled as we entered 2022. In May 2022, we reinvested in our MMM sales channel with a strategic hire to lead our MMM sales effort. While we continue to aggressively seek to increase sales of our commercial products, the MMM business offers us continued sales opportunities, in addition to validating our product quality and strengthening our brand trust in the marketplace. However, due to product mix impacts resulting from the continued impact of the COVID-19 pandemic on commercial sales, our current financial results are in part driven by, and reflect volatility in, our MMM sales.
Meanwhile, we continue to seek additional external funding alternatives and sources to support our growth strategies, plans and initiatives. We plan to achieve profitability through developing and launching innovative products such as EnFocusTM powerline control technology and further leveraging our unique and proprietary technology such as RedCap®, as well as executing on our multi-channel sales strategy that targets key verticals, such as government, healthcare, education and commercial and industrial, complemented by our marketing outreach campaigns and expanding channel partnerships. We also plan to continue to develop advanced lighting and lighting control applications built upon the EnFocusTM platform that aim to serve both consumer and commercial markets. We are also evaluating adjacent technologies including Gallium Nitride ( “GaN”)-based power supplies and other market opportunities in energy solutions products that support sustainability in our existing channels. In addition, we intend to continue to apply rigorous financial discipline in our organizational structure, business processes and policies, strategic sourcing activities and supply chain practices to help accelerate our path towards profitability.
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
Despite continuing progress on cost reduction throughout 2022, the Company’s results reflect the challenges due to long and unpredictable sales cycles, unexpected delays in MMM and commercial customer retrofit budgets and project starts, and supply chain issues. There has also been continuing aggressive price competition in the lighting industry. We continued to incur losses and we have a substantial accumulated deficit, which continues to raise substantial doubt about our ability to continue as a going concern at March 31, 2023.

Results of operations
The following table sets forth items in our Condensed Consolidated Statements of Operations as a percentage of net sales for the periods indicated:

	Three months ended March 31,
	2023	2022
Net sales	100.0%	100.0%
Cost of sales	98.2	101.3
Gross profit (loss)	1.8	(1.3)

Operating expenses:
Product development	16.6	24.4
Selling, general, and administrative	114.6	103.2
Total operating expenses	131.2	127.6
Loss from operations	(129.4)	(128.9)

Other expenses (income):
Interest expense	13.2	8.9
Other income	—	(1.5)
Other expenses	0.8	0.5

Net loss	(143.4)%	(136.8)%

Net sales
A further breakdown of our net sales is presented in the following table (in thousands):

	Three months ended March 31,
	2023	2022
Commercial	$321	$1,134
MMM products	609	927
Total net sales	$930	$2,061
Net sales of $930 thousand for the first quarter of 2023 decreased $1.1 million, or 55%, compared to first quarter of 2022 net sales of $2.1 million, driven by a decrease in net MMM sales of $318 thousand due to an interrupted sales pipeline as management replaced the head of MMM sales mid-year 2022. The MMM sales cycle is prolonged and started to reverse its negative trend in the middle of the fourth quarter of 2022. Commercial net sales also decreased by $813 thousand, or 71.7%, as compared to first quarter of 2022.
Gross Profit
Gross profit margin was $17 thousand, or 2% of net sales, for the first quarter of 2023. This compares with gross loss of $26 thousand, or negative 1% of net sales, in the first quarter of 2022. The year-over-year increase in gross margin rate was driven by a $300 thousand, or 15%, decrease in fixed costs such as production salaries. The increase in gross margin also consists of a variable component of approximately $300 thousand due primarily to lower volume. Gross margin for the first quarter of 2023 included favorable freight-in variances of $148 thousand, or 16% of net sales, favorable price and usage variances for material and labor of $236 thousand, or 26% of net sales, as well as favorable inventory reserves of $149 thousand, or 16% of net sales. Gross margin for the first quarter of 2022 included unfavorable freight-in variances of $161 thousand, or 8% of net sales, and unfavorable price and usage variances for material and labor of $93 thousand, or 4% of net sales, as well as unfavorable inventory reserves of $129 thousand, or 6% of net sales.

Operating expenses
Product development
Product development expenses include salaries and related expenses, contractor and consulting fees, legal fees, supplies and materials, as well as overhead, such as depreciation and facility costs. Product development costs are expensed as they are incurred.
Product development expenses were $154 thousand for the first quarter of 2023, down 69% from the first quarter of 2022. Product development expenses relate to customization of product offerings for key customers.
Selling, general and administrative
Selling, general and administrative expenses were $1.1 million for the first quarter of 2023, down 50% as compared to $2.1 million in the first quarter of 2022. The decrease in expenses from the first quarter of 2022 primarily relates to a reduction of $1.1 million in payroll and payroll-related expenses along with a decrease of $100 thousand in severance.
The primary drivers of the changes in expenses in the first quarter of 2023 versus the first quarter of 2022 were $0.6 million and $1.7 million, respectively, in payroll and payroll-related expenses, $0.3 million in both the first quarter of 2023 and the first quarter of 2022 in professional and legal fees, $0.2 million and $0.1 million, respectively, in network and software expenses in the first quarter of 2023 and the first quarter of 2022.
Interest expense
Interest expense was $123 thousand for the first quarter of 2023, compared to interest expense of $184 thousand for the first quarter of 2022. The decrease in interest expense is primarily related to interest attributable to the 2021 Streeterville Note (as defined below) as well as the amortization of debt costs related to the Credit Facilities (as defined below). The actual cash interest paid in the first quarter of 2023 was $0 compared to $78 thousand in the first quarter of 2022.
Other income and expenses
Other income of $30 thousand for the first quarter of 2022 relates to an aged customer credit balance the Company had been carrying for which the customer had not responded to various inquiries. This credit was recorded to income during the first quarter of 2022.
Other expenses were $7 thousand for the first quarter of 2023, compared to other expenses of $11 thousand for the first quarter of 2022. Other expenses are mainly comprised of bank and collateral management fees.

Provision for income taxes
Due to the operating losses incurred during the three months ended March 31, 2023 and 2022, and after application of the annual limitation set forth under Section 382 of the Internal Revenue Code of 1986, as amended, it was not necessary to record a provision for U.S. federal income tax or various state income taxes as income tax benefits are fully offset by a valuation allowance recorded.
Net loss
For the three months ended March 31, 2023, our net loss of $1.3 million decreased 53% over the net loss for the three months ended March 31, 2022 of $2.8 million. The decrease is mainly due to lower fixed costs in the first quarter of 2023.
Financial condition
At March 31, 2023, we had $301 thousand in cash and a total of $1.7 million of debt, including $400 thousand outstanding under our Inventory Facility and $1.3 million aggregate principal amount of the 2022 Streeterville Note outstanding. We have historically incurred substantial losses, and as of March 31, 2023, we had an accumulated deficit of $150.4 million. Additionally, our sales have been concentrated among a few major customers and for the three months ended March 31, 2023, three customers accounted for approximately 60% of net sales.

In 2022 and 2023, we recommitted to building upon the transformation activities started during 2019 and 2020 that sought to stabilize and regrow our business. These efforts include the following key developments that occurred during 2022 and 2023:
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
•The Company has aggressively re-evaluated operating expenses, and reduced its workforce significantly throughout 2022 and the first quarter of 2023 to manage fixed costs.
•We continued to seek additional external funding alternatives and sources to support our growth strategies, plans and initiatives:
◦In April 2022, we entered into a note purchase agreement with Streeterville Capital, LLC (“Streeterville”) pursuant to which we sold and issued to Streeterville a promissory note (the “2022 Streeterville Note”) in the principal amount of approximately $2.0 million, with net proceeds of approximately $1.8 million.

◦ In June 2022, we completed a private placement (the “June 2022 Private Placement”) with certain institutional investors pursuant to which we agreed to issue and sell (i) 1,313,462 shares of our common stock, (ii) pre-funded warrants to purchase 1,378,848 shares of common stock at an exercise price of $0.0001 per share and (iii) warrants to purchase up to an aggregate of 2,692,310 shares of common stock at an exercise price of $1.30 per share. Net proceeds from the June 2022 Private Placement were approximately $3.2 million.

◦ From September 2022 to December 2022, we secured short-term unsecured bridge financing of $800 thousand from a member of the Board of Directors and an aggregate of $650 thousand of short-term unsecured bridge financing from private parties, all of which was converted into equity in January 2023 at the time of a strategic investment by Sander Electronics, Inc.

◦ In October 2022 and December 2022, we repaid the promissory note that we issued and sold to Streeterville on April 27, 2021 by exchanging the approximately $330 thousand aggregate principal amount outstanding for common stock priced at-the-market.

◦ During January 2023, we sold an aggregate of $250 thousand of common stock to a member of the Board of Directors in private placements at fair market value, and also converted the approximately $809 thousand principal amount outstanding on previously issued short-term promissory notes issued to that director in connection with the $800 thousand short-term unsecured bridge financing, as discussed above, at fair market value.

◦ In January 2023, we sold an aggregate of $2.7 million of common stock to certain purchasers associated with Sander Electronics, Inc., including conversion of the approximately $609 thousand principal amount outstanding on previously outstanding short-term promissory notes issued in connection with the $650 thousand short-term unsecured bridge financing, as discussed above, priced at-the-market.

◦ In January 2023, we amended our inventory lending facility with Crossroads Financial Group, LLC (the “Inventory Facility”), reducing the maximum availability to $500 thousand, reducing monthly fees and paying down an aggregate of $1.0 million of outstanding borrowings under the Inventory Facility in January and February 2023.

◦ In January 2023, we amended the terms of the 2022 Streeterville Note with Streeterville, agreeing to make $750 thousand in payments in 2023 and deferring other payments until 2024.

◦ In February 2023, we agreed to terminate our accounts receivable lending facility with Factors Southwest L.L.C. (d/b/a FSW Funding) (the “Receivables Facility” and, together with the Inventory Facility, the “Credit Facilities”), reducing our monthly borrowing costs.

◦ In February 2023, we sold an aggregate of $400 thousand of common stock to a member of the Board of Directors in a private placement at fair market value.

◦ In March 2023, we repaid a portion of the 2022 Streeterville Note by exchanging approximately $500 thousand aggregate principal amount outstanding for common stock priced at-the-market.

◦ In March 2023, we entered into two private placement agreements, pursuant to which aggregate gross proceeds to the Company in respect of the private placements were $305 thousand, before deducting estimated offering expenses payable by the Company.

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
We will seek to remain agile as an organization to respond to potential or continuing weakness in the macroeconomic environment and in the meantime seek to expand sales channels and enter new markets that we believe will provide additional growth opportunities. We plan to achieve profitability through developing and launching new, innovative products, such as our EnFocusTM powerline control systems, our Redcap® emergency battery backup tubular TLEDs, evaluating new growth opportunities such as GaN-based power supply circuitry and other energy solution products, as well as executing on our multi-channel sales strategy that targets key verticals, such as government, healthcare, education and commercial and industrial, complemented by our marketing outreach campaigns and expanding channel partnerships. We also plan to continue to develop advanced lighting and lighting control applications built upon the EnFocusTM platform that aim to serve the commercial markets. In addition, we intend to continue to apply rigorous financial discipline in our organizational structure, decision-making, business processes and policies, strategic sourcing activities and supply chain practices to help accelerate our path towards profitability.
On December 21, 2021, we received a letter from the Listing Qualifications staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that, as a result of the resignation of a director, as previously disclosed, from the Board of Directors and the Audit and Finance Committee, we were not in compliance with Nasdaq Listing Rule 5605, which requires that our Audit and Finance Committee be comprised of at least three directors, all of whom are independent pursuant to the rules of Nasdaq and applicable law. The notification letter had no immediate effect on our listing on the Nasdaq Capital Market. The letter further provided that, pursuant to Nasdaq Listing Rule 5605(c)(4), we were entitled to a cure period to regain compliance with Nasdaq Listing Rule 5605. On February 24, 2022, we announced the appointment of two additional independent directors, one of which, was appointed to fill the vacancy on the Audit and Finance Committee, bringing us into compliance with Nasdaq Listing Rule 5605.

On August 23, 2022, we received a letter from the Staff notifying us that we were no longer in compliance with the requirement to maintain a minimum closing bid price of $1.00 per share, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”), because the closing bid price for our common stock was below the minimum $1.00 per share for 30 consecutive business days. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided an initial period of 180 calendar days, or until February 20, 2023, to regain compliance with the Bid Price Rule. During the initial compliance period, our common stock continued to trade on the Nasdaq Capital Market, but did not satisfy the Bid Price Rule.
On November 16, 2022, we received a letter from the Staff notifying us that we were no longer in compliance with Nasdaq Listing Rule 5550(b)(1), which requires listed companies to maintain stockholders’ equity of at least $2.5 million if they do not meet the alternative compliance standards relating to the market value of listed securities or net income from continuing operations (the “Minimum Stockholders’ Equity Rule”). Our Form 10-Q for the Quarterly Period Ended September 30, 2022 filed on November 10, 2022 reflected that our stockholders’ equity as of September 30, 2022 was $1.5 million. Based on our timely submission of our plan to regain compliance (the “Stockholders’ Equity Requirement Plan”), Nasdaq granted us an extension through May 15, 2023 to regain compliance with the Minimum Stockholders’ Equity Rule.
On February 21, 2023, we received written notification (the “Bid Price Notification”) from the Staff stating that we had not regained compliance with the Bid Price Rule and our common stock was subject to delisting from Nasdaq. On February 24, 2023, we submitted a request for a hearing before the Nasdaq Hearings Panel (the “Panel”) to appeal the delisting (the “Appeal”). Under Nasdaq rules, the delisting of the Company’s common stock was stayed during the pendency of the Appeal and, during such time, the Company’s common stock continued to be listed on Nasdaq.
On March 28, 2023, the Company received written notification (the “Additional Staff Determination”) from the Staff stating that (i) following the Bid Price Notification, and in accordance with Listing Rule 5810(c)(2)(A), Nasdaq is no longer permitted to consider the Stockholders’ Equity Requirement Plan, (ii) the Additional Staff Determination serves as an additional basis for delisting the Company’s common stock from Nasdaq and (iii) the Panel will consider the Additional Staff Determination in rendering a determination regarding the continued listing of the Company’s common stock on Nasdaq.

On April 6, 2023, the Company participated in the Appeal before the Panel. The Company provided an update to the Panel on the Company’s substantial progress made towards the previously submitted Stockholders’ Equity Requirement Plan during the three months ended March 31, 2023, and requested the Panel grant the Company an exception to (1) re-allow the previously granted exception until May 15, 2023 for the Company to regain compliance with the Minimum Stockholders’ Equity Rule and (2) grant an exception allowing the Company up to 180 days following the Bid Price Notification to regain compliance with the Bid Price Rule by effecting a reverse stock split following stockholder approval at the 2023 annual meeting of the Company’s stockholders. On May 1, 2023, the Panel granted the Company’s request to continue the Company’s listing on Nasdaq, subject to the following conditions: (1) on or before May 15, 2023, the Company shall file with the Securities and Exchange Commission its quarterly report for the three months ended March 31, 2023 demonstrating compliance with the Minimum Stockholders’ Equity Rule and (2) on or before July 7, 2023, the Company shall demonstrate compliance with the Bid Price Rule.
As of the date of this Quarterly Report, the Company believes it has regained compliance with the Minimum Stockholders’ Equity Rule for continued listing on the Nasdaq Capital Market. However, there can be no assurance that the Company will be able to regain compliance with the Bid Price Rule or maintain compliance with the Minimum Stockholders’ Equity Rule, Bid Price Rule, or other Nasdaq listing requirements. If the Company fails to regain compliance with Nasdaq’s continued listing standards in accordance with the Panel’s decision, the Company’s common stock will be subject to delisting from Nasdaq.

Liquidity and capital resources
Cash
At March 31, 2023, our cash balance was approximately $301 thousand, compared to approximately $52 thousand at December 31, 2022.
The following summarizes cash flows from operating, investing, and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows included in Part I, Item 1, “Financial Statements,” of this Quarterly Report (in thousands):

	Three months ended March 31,
	2023	2022
Net cash used in operating activities	$(1,183)	$(2,703)

Net cash used in investing activities	$—	$(35)

Net cash provided by financing activities	$1,432	$281
Net cash used in operating activities
Net cash used in operating activities was $1.2 million for the three months ended March 31, 2023. The net loss for the three months ended March 31, 2023 was $1.3 million and was adjusted for non-cash items, including depreciation and amortization, stock-based compensation, provisions for inventory, warranty, and accounts receivable reserves and working capital changes. During the three months ended March 31, 2023, we generated $562 thousand from inventory and $66 thousand due to changes in accrued and other liabilities. We used $496 thousand through the timing of collection of accounts receivable and $27 thousand from accounts payable due to the timing of inventory receipts and payments. .
Net cash used in operating activities was $2.7 million for the three months ended March 31, 2022. The net loss for the three months ended March 31, 2022 was $2.8 million and was adjusted for non-cash items, including depreciation and amortization, stock-based compensation, provisions for inventory, warranty, gain on forgiveness of the Paycheck Protection Program (PPP) loan and accounts receivable reserves and working capital changes. During the three months ended March 31, 2022, we generated $61 thousand in cash from accounts payable due to the timing of inventory receipts and payments, and $83 thousand through the timing of collection of accounts receivable. We used $370 thousand for inventories primarily due to the timing of inventory receipts, and we used $211 thousand due to changes in accrued and other liabilities (primarily due to a reduction of $0.1 million in accrued accounting and legal fees and $0.2 million in accrued bonuses; partially offset by increases of $100 thousand in accrued payroll).
Net cash used in investing activities
For the three months ended March 31, 2022, net cash used in investing activities was $35 thousand and resulted primarily from the purchase of software and a vehicle to support production operations, as well as development of the e-commerce platform.
Net cash provided by financing activities
Net cash provided by financing activities during the three months ended March 31, 2023 was $1.4 million, primarily related to proceeds from the private placement of common stock of $3.0 million, offset by net payments on the Credit Facilities of $1.1 million and the 2022 Streeterville Note of $500 thousand.
In January 2022, all of the Company’s pre-funded warrants to purchase 85,228 shares of common stock at an exercise price of $0.0001 per share that were issued in December 2021 were exercised. As of March 31, 2023, warrants issued in December 2021 (the “December 2021 Warrants”) exercisable for an aggregate of 1,278,413 shares remained outstanding with an exercise price of $3.52 per share. The December 2021 Warrants expire on December 16, 2026. The exercise of the remaining December 2021 Warrants outstanding could provide us with cash proceeds of up to $4.5 million in the aggregate.

Net cash provided by financing activities during the three months ended March 31, 2022 was $281 thousand, primarily related to net proceeds from borrowings under the Credit Facilities of $897 thousand and proceeds from the exercise of 156,446 warrants of $0.
Contractual and other obligations
As of March 31, 2023, we had approximately $1.4 million in outstanding purchase commitments for inventory. Almost all of this amount is expected to ship in the second quarter of 2023, with the balance expected to ship in the third quarter of 2023 and thereafter. Included in the total of outstanding purchase commitments are orders of $733 thousand to a related party.
There have been no other material changes to our contractual and other obligations as compared to those included in our 2022 Annual Report.
Critical accounting policies
There have been no material changes to our critical accounting policies as compared to those included in our 2022 Annual Report.
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
For the three months ended March 31, 2023, sales to our primary distributor for the U.S. Navy, a U.S. Navy shipbuilder, and a distributor to the U.S. Department of Defense, accounted for approximately 22%, 27%, and 11% of net sales, respectively. When sales for our top military customers are combined, total net sales of military products comprised approximately 49% of net sales for the same period. For the three months ended March 31, 2022, sales to our primary distributor for the U.S. Navy, a U.S. Navy shipbuilder, and a commercial building systems provider, accounted for approximately 15%, 21%, and 19% of net sales, respectively. When sales to our primary distributor for the U.S. Navy are combined with sales to shipbuilders for the U.S. Navy, total net sales of products for the U.S. Navy comprised approximately 37% of net sales for the same period.
A distributor for the U.S. Navy, a U.S. Navy shipbuilder, and a distributor to the U.S. Department of Defense, accounted for approximately 32%, 22%, and 17% of net trade accounts receivable, respectively, at March 31, 2023. At December 31, 2022, a distributor to the U.S. Department of Defense accounted for 25% of our net trade accounts receivable and a shipbuilder for the U.S. Navy accounted for 30% of our net trade accounts receivable.
No one supplier accounted for more than 10% of our total expenditures for the three months ended March 31, 2023. For the three months ended March 31, 2022, one offshore supplier accounted for approximately 19% of total expenditures.
At March 31, 2023 and December 31, 2022, one offshore supplier accounted for approximately 36% of our trade accounts payable balance for each quarter.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including our Chief Executive Officer, as appropriate, to allow for timely decisions regarding required disclosure.
Pursuant to Rule 13a-15(b) under the Exchange Act, our management must evaluate, with the participation of our Chief Executive Officer, the effectiveness of our disclosure controls and procedures, as of March 31, 2023, the end of the period covered by this Quarterly Report. Management, with the participation of our Chief Executive Officer, did evaluate the effectiveness of our disclosure controls and procedures as of the end of period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.
Changes in internal control over financial reporting
During the quarterly period covered by this Quarterly Report, there have not been any changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2023, we were not involved in any material legal proceedings.
ITEM 1A. RISK FACTORS
As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this item.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
On May 10, 2023, the Company received notice from James R. Warren regarding his intention to resign as Senior Vice President, General Counsel and Corporate Secretary of the Company later this year in order to pursue other personal and professional opportunities.

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

10.1
Securities Purchase Agreement, dated as of January 5, 2023, between the Company and Mei Yun (Gina) Huang (incorporated by reference to Exhibit 101 to the Registrant’s Current Report on Form 8-K filed on January 11, 2023).

10.2
Securities Purchase Agreement, dated as of January 10, 2023, between the Company and Mei Yun (Gina) Huang (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 11, 2023).

10.3
Form of Securities Purchase Agreement, dated as of January 17, 2023, between the Company and each purchaser named in the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 23, 2023).

10.4
Form of Registration Rights Agreement, dated as of January 17, 2023 between the Company and each purchaser named in the signature pages thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 23, 2023).

10.5
Form of Exchange Agreement, dated January 17, 2023, between the Company and Mei Yun (Gina) Huang (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on January 23, 2023).

10.6
Second Amendment to Loan and Security Agreement, dated January 18, 2023, between the Company and Crossroads Financial Group, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on January 23, 2023).

10.7
Amendment to Promissory Note, dated January 17, 2023, between the Company and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on January 23, 2023).

10.8
Securities Purchase Agreement, dated as of February 24, 2023, between the Company and Mei Yun (Gina) Huang (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 28, 2023).

10.9+	Securities Purchase Agreement, dated as of March 28, 2023, between the Company and Chiao Chieh (Jay) Huang.
10.10+	Securities Purchase Agreement, dated as of March 30, 2023, between the Company and Mei Yun (Gina) Huang.
10.11+	Exchange Agreement, dated as of March 31, 2023, between the Company and Streeterville Capital, LLC.
31.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1++	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101
The following financial information from our Quarterly Report for the quarter ended March 31, 2023, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2023 and December 31, 2022, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2023 and 2022, (v) Condensed Consolidated Statements of Cash Flows for the three and three months ended March 31, 2023 and 2022, and (vi) the Notes to Condensed Consolidated Financial Statements.

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

ENERGY FOCUS, INC.

Date:	May 11, 2023	By:	/s/ Lesley A. Matt
Lesley A. Matt
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)