Form 10-Q
period 2023-06-30
ENERGY FOCUS, INC/DE
filed 2023-08-10
CIK 924168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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

The number of outstanding shares of the registrant’s common stock, $0.0001 par value, as of August 8, 2023 was 3,495,032.

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

ITEM 1. FINANCIAL STATEMENTS

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash	$1,316	$52
Trade accounts receivable, less allowances of $79 and $26, respectively	841	445
Inventories, net	5,304	5,476
Short-term deposits	630	592
Prepaid and other current assets	217	232
Receivable for claimed Employee Retention Tax Credit	—	445
Total current assets	8,308	7,242

Property and equipment, net	60	76
Operating lease, right-of-use asset	1,034	1,180
Total assets	$9,402	$8,498

LIABILITIES
Current liabilities:
Accounts payable	$2,908	$2,204
Accrued liabilities	116	145
Accrued legal and professional fees	89	—
Accrued payroll and related benefits	268	261
Accrued sales commissions	32	76
Accrued warranty reserve	146	183
Operating lease liabilities	210	198
Promissory notes payable, net of discounts and loan origination fees	1,335	2,618
Related party promissory notes payable	—	814
Credit line borrowings, net of loan origination fees	284	1,447
Total current liabilities	5,388	7,946

(continued on the next page)

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022
	(Unaudited)

Operating lease liabilities, net of current portion	915	1,029
Total liabilities	6,303	8,975

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.0001 per share:
Authorized: 5,000,000 shares (3,300,000 designated as Series A Convertible Preferred Stock) at June 30, 2023 and December 31, 2022
Issued and outstanding: 876,447 at June 30, 2023 and December 31, 2022	—	—
Common stock, par value $0.0001 per share:
Authorized: 50,000,000 shares at June 30, 2023 and December 31, 2022
Issued and outstanding: 3,495,924 at June 30, 2023 and 1,406,920* at December 31, 2022	—	1
Additional paid-in capital	154,624	148,545
Accumulated other comprehensive loss	(3)	(3)
Accumulated deficit	(151,522)	(149,020)
Total stockholders' equity (deficit)	3,099	(477)
Total liabilities and stockholders' equity (deficit)	$9,402	$8,498
* Shares outstanding for prior periods have been restated for the 1-for-7 reverse stock split effective June 16, 2023.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net sales	$1,055	$1,480	$1,985	$3,541
Cost of sales	876	1,371	1,789	3,458
Gross profit	179	109	196	83

Operating expenses:
Product development	147	353	301	856
Selling, general, and administrative	1,132	1,964	2,198	4,091
Total operating expenses	1,279	2,317	2,499	4,947
Loss from operations	(1,100)	(2,208)	(2,303)	(4,864)

Other expenses (income):
Interest expense, net	69	260	192	444
Other income	(16)	—	(16)	(30)
Other expenses	14	18	21	29
Net loss	$(1,167)	$(2,486)	$(2,500)	$(5,307)

Net loss per common share - basic and diluted
Net loss	$(0.42)	$(2.43)	$(0.98)	$(5.45)

Weighted average shares of common stock outstanding:
Basic and diluted *	2,766	1,024	2,539	973
* Shares outstanding for prior periods have been restated for the 1-for-7 reverse stock split effective June 16, 2023.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares*	Amount

Balance at December 31, 2022	876	$—	1,407	$1	$148,545	$(3)	$(149,020)	$(477)
Issuance of common stock	—	—	285	1	3,024	—	—	3,025
Stock issued in exchange transactions	—	—	1,057	—	1,716	—	—	1,716
Stock-based compensation	—	—	—	—	26	—	—	26
Impact of adoption of ASU 2016-13 - CECL	—	—	—	—	—	—	(2)	(2)
Net loss for the three months ended March 31, 2023	—	—	—	—	—	—	(1,333)	(1,333)
Balance at March 31, 2023	876	$—	2,749	$2	$153,311	$(3)	$(150,355)	$2,955
Issuance of common stock	—	—	747	—	1,304	—	—	1,304
Par value adjustment due to reverse stock split	—	—	—	(2)	2	—	—	—
Reduction in equity due to costs from reverse stock split	—	—	—	—	(16)	—	—	(16)
Stock-based compensation	—	—	—	—	23	—	—	23
Net loss for the three months ended June 30, 2023	—	—	—	—	—	—	(1,167)	(1,167)
Balance at June 30, 2023	876	$—	3,496	$—	$154,624	$(3)	$(151,522)	$3,099

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares*	Amount

Balance at December 31, 2021	876	$—	910	$—	$144,953	$(3)	$(138,741)	$6,209
Issuance of common stock upon the exercise of warrants	—	—	12	—	—	—	—	—
Stock-based compensation	—	—	—	—	44	—	—	44
Net loss for the three months ended March 31, 2022	—	—	—	—	—	—	(2,821)	(2,821)
Balance at March 31, 2022	876	$—	922	$—	$144,997	$(3)	$(141,562)	$3,432
Issuance of common stock under employee stock option and stock purchase plans	—	—	6	—	5	—	—	5
Issuance of common stock and warrants	—	—	188	1	3,499	—	—	3,500
Offering costs on issuance of common stock and warrants	—	—	—	—	(334)	—	—	(334)
Stock-based compensation	—	—	—	—	54	—	—	54
Net loss for the three months ended June 30, 2022	—	—	—	—	—	—	(2,486)	(2,486)
Balance at June 30, 2022	876	$—	1,116	$1	$148,221	$(3)	$(144,048)	$4,171
*Shares outstanding for prior periods have been restated for the 1-for-7 reverse stock split effective June 16, 2023.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Cash flows from operating activities:
Net loss	$(1,167)	$(2,486)	$(2,500)	$(5,307)
Adjustments to reconcile net loss to net cash used in operating activities:
Other income	—	—	—	(30)
Depreciation	8	43	16	87
Stock-based compensation	23	54	49	98
Provision for doubtful accounts receivable	21	5	50	(4)
Provision for slow-moving and obsolete inventories	(107)	(185)	(130)	(56)
Provision for warranties	3	51	(37)	21
Amortization of loan discounts and origination fees	47	91	109	160
Changes in operating assets and liabilities (sources / (uses) of cash):
Accounts receivable	93	184	(403)	101
Inventories	(259)	384	303	754
Short-term deposits	—	47	(23)	59
Prepaid and other assets	454	96	460	116
Accounts payable	884	(777)	857	(716)
Accrued and other liabilities	(152)	(149)	(86)	(360)
Deferred revenue	—	—	—	(268)
Total adjustments	1,015	(156)	1,165	(38)
Net cash used in operating activities	(152)	(2,642)	(1,335)	(5,345)
Cash flows from investing activities:
Acquisitions of property and equipment	—	(2)	—	(37)
Net cash used in investing activities	—	(2)	—	(37)

(continued on next page)

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Cash flows from financing activities (sources / (uses) of cash):
Proceeds from the issuance of common stock and warrants	1,304	3,500	4,329	3,500
Offering costs paid on the issuance of common stock and warrants	—	(334)	—	(334)
Costs related to reverse stock-split	(16)	—	(16)	—
Principal payments under finance lease obligations	—	—	—	(1)
Proceeds from exercise of stock options and employee stock purchase plan purchases	—	5	—	5
Payments on the 2021 Streeterville Note	—	(410)	—	(1,025)
Proceeds from the 2022 Streeterville Note	—	2,000	—	2,000
Payments on the 2022 Streeterville Note	—	—	(500)	—
Deferred financing costs	—	(234)	—	(234)
Net payments on proceeds from the credit line borrowings - Credit Facilities	(121)	(1,170)	(1,214)	(273)
Net cash provided by financing activities	1,167	3,357	2,599	3,638

Net increase (decrease) in cash	1,015	713	1,264	(1,744)
Cash, beginning of period	301	225	52	2,682
Cash, end of period	$1,316	$938	$1,316	$938

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)

NOTE 1. NATURE OF OPERATIONS

Energy Focus, Inc. engages primarily in the design, development, manufacturing, marketing and sale of energy-efficient lighting systems and controls. We develop, market and sell high quality light-emitting diode (“LED”) lighting and controls products in the commercial market and military maritime market (“MMM”). Our mission is to enable our customers to run their facilities with greater energy efficiency, productivity, and increased human health and wellness through advanced LED retrofit solutions. Our goal is to be the human wellness lighting and LED technology and market leader for the most demanding applications where performance, quality, value, environmental impact and health are considered paramount. We specialize in LED lighting retrofit by replacing fluorescent, high-intensity discharge lighting and other types of lamps in institutional buildings for primarily indoor lighting applications with our innovative, high-quality commercial and military-grade tubular LED (“TLED”) products, as well as other LED and lighting control products for commercial applications. We are also evaluating adjacent technologies, including Gallium Nitride (“GaN”) based power supplies and additional market opportunities for energy solution products that support sustainability in our existing channels.
At the Company’s annual meeting of stockholders held on June 15, 2023, the Company’s stockholders approved a form of the certificate of amendment (the “Certificate of Amendment”) to the Company’s Certificate of Incorporation, as amended (the “Certificate of Incorporation”), and authorized the board of directors of the Company to amend the Certificate of Incorporation to effect a reverse stock split of the outstanding shares of the Company’s common stock, par value $0.0001 per share, at a ratio ranging from any whole number of at least 1-for-2 and up to 1-for-10, with the exact ratio within the foregoing range to be determined by the board of directors in its sole discretion.
On June 15, 2023, our board of directors determined to set the reverse stock split ratio at 1-for-7 (the “Split Ratio”). The Certificate of Amendment to our Certificate of Incorporation was filed with the Secretary of State of the State of Delaware on June 15, 2023, with an effective date of June 16, 2023 (the “Effective Time”). At the Effective Time, every seven shares of common stock issued and outstanding automatically combined into one validly issued, fully paid and non-assessable share of common stock. No fractional shares were issued as a result of the reverse stock split. The $0.0001 par value per share of common stock and other terms of the common stock were not affected by the reverse stock split. The number of authorized shares of common stock under the Certificate of Incorporation remained unchanged at 50,000,000 shares. Proportional adjustments were made to the conversion and exercise prices of our outstanding warrants and stock options, and to the number of shares issued and issuable under our stock incentive plans in connection with the reverse stock split. The current financial statements, as well as the prior-period financial statements have been retroactively adjusted to reflect the reverse stock split. Preferred shares outstanding were not affected by the reverse stock split and as such, those shares have not been adjusted.
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
We have prepared the accompanying financial data for the three and six months ended June 30, 2023 and 2022 pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The accompanying financial data and information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Annual Report”). The Condensed Consolidated Balance Sheet as of December 31, 2022 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly our Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022, Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
June 30, 2023 and 2022, and Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2023 and 2022.
Going Concern and Nasdaq Continued Listing Requirements Compliance
Due to our financial performance as of June 30, 2023 and December 31, 2022, including net losses of $2.5 million for the six months ended June 30, 2023 and $10.3 million for the twelve months ended December 31, 2022, and total cash used in operating activities of $1.3 million for the six months ended June 30, 2023 and $6.7 million for the twelve months ended December 31, 2022, we determined that substantial doubt about our ability to continue as a going concern continues to exist at June 30, 2023. As a result of restructuring actions and initiatives, we have tailored our operating expenses to be more in line with our expected sales volumes; however, we continue to incur losses and have a substantial accumulated deficit.
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
Our Common Stock is listed on the Nasdaq Capital Market, which has as one of its continued listing requirements a minimum bid price of at least $1.00 per share. Our Common Stock traded below $1.00 per share starting in the second quarter of 2022. On August 23, 2022, we received a letter from the Listing Qualifications Staff (the “Staff”) of The Nasdaq Stock Market notifying us that we were no longer in compliance with the requirement to maintain a minimum closing bid price of $1.00 per share, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”), because the closing bid price for our common stock was below the minimum $1.00 per share for 30 consecutive business days. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided an initial period of 180 calendar days, or until February 20, 2023, to regain compliance with the Bid Price Rule. During the initial compliance period, our Common Stock continued to trade on the Nasdaq Capital Market, but did not satisfy the Bid Price Rule.
On November 16, 2022, we received a letter from the Staff notifying us that we were no longer in compliance with Nasdaq Listing Rule 5550(b)(1), which requires listed companies to maintain stockholders’ equity of at least $2.5 million if they do

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
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
On April 6, 2023, the Company participated in the Appeal before the Panel. The Company provided an update to the Panel on the Company’s substantial progress made towards the previously submitted Plan during the three months ended March 31, 2023, and requested the Panel grant the Company an exception to (1) re-allow the previously granted exception until May 15, 2023 for the Company to regain compliance with the Minimum Stockholders’ Equity Rule and (2) grant an exception allowing the Company up to 180 days following the Bid Price Notification to regain compliance with the Bid Price Rule by effecting a reverse stock split following stockholder approval at the Company’s 2023 annual meeting of stockholders. On May 1, 2023, the Panel granted the Company’s request (the “Panel Decision”) to continue the Company’s listing on Nasdaq, subject to the following conditions: (1) on or before May 15, 2023, the Company shall file with the SEC its quarterly report for the three months ended March 31, 2023 demonstrating compliance with the Minimum Stockholders’ Equity Rule and (2) on or before July 7, 2023, the Company shall demonstrate compliance with the Bid Price Rule.
On July 27, 2023, the Company received written notification from the Staff stating that the Company has regained compliance with the Bid Price Rule and the Minimum Stockholders’ Equity Rule, as required by the Panel Decision. Pursuant to Nasdaq Listing Rule 5815(d)(4)(B), the Company will be subject to a mandatory panel monitor for a period of one year from July 27, 2023 (the “Monitoring Period”). If, within the Monitoring Period, the Staff finds the Company again out of compliance with the Minimum Stockholders’ Equity Rule, notwithstanding Nasdaq Listing Rule 5810(c)(2), the Company will not be permitted to provide the Staff with a plan of compliance with respect to that deficiency and the Staff will not be permitted to grant additional time for the Company to regain compliance with respect to that deficiency, nor will the Company be afforded an applicable cure or compliance period pursuant to Nasdaq Listing Rule 5810(c)(3). Instead, the Staff will issue a delist determination letter and the Company will have an opportunity to request a new hearing with the initial Panel or a newly convened hearings panel if the initial Panel is unavailable. The Company will have the opportunity to respond and present to the Panel as provided by Nasdaq Listing Rule 5815(d)(4)(C). The Company’s common stock may be at that time delisted from Nasdaq.
As of the date of this Quarterly Report, the Company believes it has maintained compliance with the Minimum Stockholders’ Equity Rule for continued listing on the Nasdaq Capital Market. To become compliant with the Bid Price Rule, the Company effected a 1-for-7 reverse stock split to increase the per share trading price of the common stock. At the Company’s annual meeting of stockholders held on June 15, 2023, the Company’s stockholders approved a form of the Certificate of Amendment to the Certificate of Incorporation and authorized our board of directors to amend the Certificate of Incorporation to effect a reverse stock split of the outstanding shares of the Company’s common stock at a ratio ranging from any whole number of at least 1-for-2 and up to 1-for-10, with the exact ratio within the foregoing range to be determined by the Board of Directors in its sole discretion.
On June 15, 2023, the Board of Directors determined to set the Split Ratio. The Certificate of Amendment to our Certificate of Incorporation was filed with the Secretary of State of the State of Delaware on June 15, 2023, with the reverse stock split becoming effective on June 16, 2023. At the Effective Time, every seven shares of common stock issued and outstanding automatically combined into one validly issued, fully paid and non-assessable share of common stock. The common stock began trading on Nasdaq on a split-adjusted basis at the opening of trading on June 19, 2023.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)

However, there can be no assurance that the Company will be able to maintain compliance with the Minimum Stockholders’ Equity Rule, Bid Price Rule, or other Nasdaq listing requirements. If the Company fails to maintain compliance with Nasdaq’s continued listing standards in accordance with the Panel’s decision, the Company’s common stock will be subject to delisting from Nasdaq.
Use of estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact us in the future, actual results may vary from the estimates. Estimates include, but are not limited to, the establishment of reserves for accounts receivable, sales returns, inventory obsolescence and warranty claims; the useful lives of property and equipment; valuation allowance for net deferred taxes; and stock-based compensation. The Company began using estimates for its calculation of allowance for doubtful accounts receivable under Accounting Standards Codification (“ASC”) 326, Measurement of Credit Losses on Financial Instruments (“CECL”) commencing in 2023. In addition, estimates and assumptions associated with the determination of the fair value of financial instruments and evaluation of long-lived assets for impairment requires considerable judgment. Actual results could differ from those estimates and such differences could be material.
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
The following table provides a disaggregation of product net sales for the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net sales:
Commercial	$442	$975	$763	$2,109
MMM products	613	505	1,222	1,432
Total net sales	$1,055	$1,480	$1,985	$3,541
Accounts Receivable
Our trade accounts receivable consists of amounts billed to and currently due from customers. Substantially all of our customers are concentrated in the United States. In the normal course of business, we extend unsecured credit to our customers related to the sale of our products. Credit is extended to customers based on an evaluation of the customer’s financial condition and the amounts due are stated at their estimated net realizable value. We maintain allowances for sales returns and doubtful accounts receivable to provide for the estimated number of account receivables that will not be collected. The allowance is based on an assessment of forward looking customer credit-worthiness and historical payment experience, the age of outstanding receivables, and performance guarantees to the extent applicable. Past due amounts are

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
written off when our internal collection efforts have been unsuccessful, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. We do not generally require collateral from our customers.
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
On January 1, 2023, the Company adopted ASC 326. The standard adds to U.S. GAAP an impairment model known as the CECL model, which is based on expected losses rather than incurred losses. This standard only impacts the Company’s trade receivables. The Company decided to use the roll rate method of valuing its reserve for trade receivables. The reserve is based on a careful review of past delinquencies and forward-looking considerations, such as customer responsiveness. This resulted in a $2.6 thousand adjustment to Retained Earnings as of December 31, 2022 and charges to bad debt expense of $12 thousand in the first quarter of 2023 and $3 thousand in the second quarter of 2023.
Pursuant to ASC 606, Revenue Recognition, contract assets and contract liabilities as of the beginning and ending of the reporting periods must be disclosed. Below is the breakout of the Company’s contract assets for such periods:

	June 30, 2023	December 31, 2022	January 01, 2022
Gross Accounts Receivable	$920	$471	$1,254
Less: Allowance for Doubtful Accounts	$(79)	$(26)	$(14)
Net Accounts Receivable	$841	$445	$1,240
Geographic information
All of our long-lived fixed assets are located in the United States. For the three months ended June 30, 2023 and 2022, less than 1% of sales were attributable to customers outside the United States. For the six months ended June 30, 2023, less than 1% of sales were attributable to customers outside the United States and approximately 1% of sales were attributable to customers outside the United States for the six months ended June 30, 2022. The geographic location of our net sales is derived from the destination to which we ship the product.
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

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
The following table presents a reconciliation of basic and diluted loss per share computations (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(1,167)	$(2,486)	$(2,500)	$(5,307)

Denominator:
Basic and diluted weighted average shares of common stock outstanding *	2,766	1,024	2,539	973
* Shares outstanding for prior periods have been restated for the 1-for-7 reverse stock split effective June 16, 2023.
As a result of the net loss we incurred for the three months ended June 30, 2023, convertible securities representing approximately 25 thousand shares of common stock were excluded from the basic loss per share calculation as their inclusion would have been anti-dilutive. As a result of the net loss we incurred for the three months ended June 30, 2022, restricted share units, warrants and convertible securities representing approximately 2 thousand, 53 thousand and 25 thousand shares of common stock, respectively, were excluded from the basic loss per share calculation as their inclusion would have been anti-dilutive.
As a result of the net loss we incurred for the six months ended June 30, 2023, convertible securities representing approximately 25 thousand shares of common stock were excluded from the basic loss per share calculation because their inclusion would have been anti-dilutive. As a result of the net loss we incurred for the six months ended June 30, 2022, restricted share units, warrants and convertible securities representing approximately 1 thousand, 31 thousand and 25 thousand shares of common stock, respectively, were excluded from the basic loss per share calculation because their inclusion would have been anti-dilutive.
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
The following table summarizes warranty activity for the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Balance at beginning of period	$143	$265	$183	$295
Warranty accruals for current period sales	3	7	2	6
Adjustments to existing warranty reserves	—	43	(39)	28
In kind settlements made during the period	—	—	—	(14)
Accrued warranty reserve at end of period	$146	$315	$146	$315

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
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
June 30, 2023
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
For the three months ended June 30, 2023, sales to two U.S. Navy shipbuilders and a distributor to the U.S. Navy accounted for approximately 26% and 16% of net sales, respectively. When sales to our primary distributors for the U.S. Navy are combined with sales to shipbuilders for the U.S. Navy, total net sales of products for the U.S. Navy comprised approximately 42% of net sales for the same period. For the three months ended June 30, 2022, sales to our primary distributor for the U.S. Navy, a regional commercial lighting retrofit company, and a commercial building systems provider accounted for approximately 22%, 14%, and 13% of net sales, respectively. When sales to our primary distributors for the U.S. Navy are combined with sales to shipbuilders for the U.S. Navy, total net sales of products for the U.S. Navy comprised approximately 24% of net sales for the same period.
For the six months ended June 30, 2023, sales to a U.S. Navy shipbuilder and a distributor to the Department of Defense accounted for approximately 23% and 11% of net sales, respectively. When sales to our primary distributor for the U.S. Navy are combined with sales to shipbuilders for the U.S. Navy, total net sales of products for the U.S. Navy comprised approximately 34% of net sales for the same period. For the six months ended June 30, 2022, sales to our primary distributor for the U.S. Navy, a U.S. Navy shipbuilder, and a regional commercial lighting retrofit company accounted for approximately 18%, 12%, and 12% of net sales, respectively. When sales to our primary distributor for the U.S. Navy are combined with sales to shipbuilders for the U.S. Navy, total net sales of products for the U.S. Navy comprised approximately 31% of net sales for the same period.
A distributor for the Department of Defense and a U.S. Navy shipbuilder accounted for approximately 24% and 14% of net trade accounts receivable, respectively, at June 30, 2023. At December 31, 2022, a distributor for the Department of Defense accounted for 25% of our net trade accounts receivable and a shipbuilder for the U.S. Navy accounted for 30% of our net trade accounts receivable.
No one supplier accounted for more than 10% of our total expenditures for the three and six months ended June 30, 2023. Two offshore suppliers accounted for approximately 19% and 10%, respectively, of our total expenditures for the three months ended June 30, 2022. For the six months ended June 30, 2022, one offshore supplier accounted for approximately 19% of our total expenditures.
At June 30, 2023, one offshore supplier accounted for approximately 31% of our trade accounts payable balance. At December 31, 2022, this offshore supplier accounted for approximately 36% of our trade accounts payable balance.
Recently adopted accounting standard
In June 2016, the Financial Accounting Standards Board issued Accounting Standard Update No. 2016-13, Financial Instruments - Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments, which significantly changes the accounting for credit losses on instruments within its scope. The new guidance introduces an approach based on expected losses to estimate credit losses on certain financial instruments, including trade receivables, and requires an entity to recognize an allowance based on its estimate of expected credit losses rather than incurred losses. For smaller reporting companies, this standard became effective for interim and annual periods starting after December 15, 2022, and has been adopted by the Company. We adopted this guidance during the first quarter of 2023, and it did not have a material impact on our consolidated financial position or results of operations.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
NOTE 3. INVENTORIES
Inventories are stated at the lower of standard cost (which approximates actual cost determined using the first-in, first-out cost method) or net realizable value, and consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Raw materials	$3,521	$3,347
Finished goods	4,183	4,656
Reserves for excess, obsolete, and slow-moving inventories	(2,400)	(2,527)
Inventories, net	$5,304	$5,476
The following is a roll-forward of the reserves for excess, obsolete, and slow-moving inventories (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Beginning balance	$(2,507)	$(3,179)	$(2,527)	$(3,050)
Accrual	70	(56)	14	(201)
Reduction due to sold inventory	37	241	113	257
Write-off for disposed inventory	—	202	—	202
Reserves for excess, obsolete, and slow-moving inventories	$(2,400)	$(2,792)	$(2,400)	$(2,792)

NOTE 4. OTHER CURRENT ASSETS
Employee Retention Tax Credit
The CARES Act, which was enacted on March 27, 2020, provides an Employee Retention Tax Credit (“ERTC”) that is a refundable tax credit against certain employer taxes. The ERTC was subsequently amended by the Taxpayer Certainty and Disaster Tax Relief Act of 2020, the Consolidated Appropriation Act of 2021, and the American Rescue Plan Act of 2021, all of which amended and extended the ERTC availability and guidelines under the CARES Act. Following these amendments, we and other businesses became retroactively eligible for the ERTC, and as a result of the foregoing legislation, are eligible to claim a refundable tax credit against the employer share of Social Security taxes equal to 70% of the qualified wages paid to employees between January 1, 2021 and September 30, 2021. Qualified wages are limited to $10,000 per employee per calendar quarter in 2021 for a maximum allowable ERTC per employee of $7,000 per calendar quarter in 2021.
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
Under the amended guidelines, we were eligible to receive the ERTC for the second and third quarters of 2021. As part of the filing of our employer tax filings for the third quarter of 2021, we applied for and received a refund of $431 thousand, and we amended our filing for the second quarter of 2021, for which we received an additional refund of approximately $445 thousand during the second quarter of 2023. This amount was recorded as a receivable in the Condensed Consolidated Balance Sheet as of December 31, 2022.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
NOTE 5. PROPERTY AND EQUIPMENT
Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets and consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Equipment (useful life 3 to 15 years)	$1,061	$1,061
Tooling (useful life 2 to 5 years)	190	190
Leasehold improvements (the shorter of useful life or lease life)	141	141
Property and equipment at cost	1,392	1,392
Less: accumulated depreciation	(1,332)	(1,316)
Property and equipment, net	$60	$76
Depreciation expense was $8 thousand and $43 thousand for the three months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023 and 2022, depreciation expense was $16 thousand and $87 thousand, respectively.
NOTE 6. LEASES
The Company leases certain equipment, manufacturing, warehouse and office space under non-cancellable operating leases with expirations through 2027 under which it is responsible for related maintenance, taxes and insurance. The Company had one finance lease on a forklift containing a bargain purchase option, which was exercised in July 2022. As of March 25, 2022, the terms of our real estate operating lease have been modified beginning July 1, 2022 and extended through 2027. In accordance with ASC 842, Leases (“ASC 842”), the related lease liability was remeasured and the right-of-use asset was adjusted for each lease at the time of modification. The present value of the lease obligations for the lease was calculated using an incremental borrowing rate of 16.96%, which was the Company’s blended borrowing rates (including interest, annual facility fees, collateral management fees, bank fees and other miscellaneous lender fees) on its revolving lines of credit with Crossroads Financial Group, LLC (as described below in Note 7, “Debt”) and Factors Southwest L.L.C. (as described below in Note 7, “Debt”). The present value of the other remaining lease obligations continues to be calculated using an incremental borrowing rate of 7.25% (which excludes the annual facility fee and other lender fees), which was the Company’s borrowing rate on its former revolving line of credit with Austin Financial Services, Inc. The weighted average remaining lease term for the operating leases is 4.0 years.
Components of the operating lease costs recognized in net loss were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Operating lease cost (income)
Sub-lease income	$—	$(56)	$—	$(81)
Lease cost	115	83	232	215
Total lease cost, net	$115	$27	$232	$134

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
Supplemental balance sheet information related to the Company’s operating and finance leases as of June 30, 2023 and December 31, 2022 are as follows (in thousands):

	June 30, 2023	December 31, 2022
Operating Leases
Operating lease right-of-use assets	$1,034	$1,180

Operating lease liabilities	$1,125	$1,227

Finance Leases
Property and equipment	13	13
Allowances for depreciation	(13)	(13)
Finance lease assets, net	$—	$—
Future minimum lease payments required under operating leases for each of the 12-month rolling periods below in effect at June 30, 2023 are as follows (in thousands):

Operating Leases
July 2023 to June 2024	$380
July 2024 to June 2025	378
July 2025 to June 2026	386
July 2026 to June 2027	393
Total future undiscounted lease payments	1,537
Less imputed interest	412
Total lease obligations	$1,125
Supplemental cash flow information related to leases for the three and six months ended June 30, 2023 and 2022, was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Supplemental cash flow information
Cash paid, net, for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$94	$104	$189	$240
Financing cash flows from finance leases	$—	$—	$—	$1

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
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
Pursuant to the Crossroads Amendment, Crossroads and the Company also agreed to extend the Inventory Facility’s current term through December 31, 2023, while eliminating the minimum borrowing amount and unused line fees and reducing the monthly service fee to a lower, fixed amount. The Company also agreed to a slightly increased interest rate, which was more than offset by the reduction in the monthly service fees. Pursuant to the Crossroads Amendment, the interest rate on borrowings under the Inventory Facility is now a per annum rate equal to (i) the Three-Month LIBOR rate plus 5.5% (currently 11.05% per annum) or (ii) at Crossroads’ discretion, an alternative reference rate, SOFR (Secured Overnight Financing Rate), plus 6.00% (currently 11.09% per annum). As of June 30, 2023, the effective rate was equal to 12.34%.
The second Credit Facility was a receivables financing facility (the “Receivables Facility”) pursuant to the Loan and Security Agreement (the “Receivables Loan Agreement”) between the Company and Factors Southwest L.L.C. (d/b/a FSW Funding), an Arizona limited liability company (the “RF Lender”). Borrowings under the Receivables Facility were permitted up to the lower of (i) $2.5 million and (ii) a borrowing base determined from time to time based on the value of the Company’s eligible accounts receivable, valued at 90% of the face value of such accounts receivable, less availability reserves, if any.
On February 7, 2023, the Company and the RF Lender agreed to terminate the Receivables Facility.  All outstanding amounts under the Receivables Facility were repaid prior to termination, and there were no prepayment fees in connection with termination.  The Receivables Facility was secured by substantially all of the present and future assets of the Company and was subject to an intercreditor agreement with Crossroads, which intercreditor agreement was also terminated.
Borrowings under the Inventory Facility were $0.3 million and $1.4 million at June 30, 2023 and December 31, 2022, respectively. Borrowings under the Receivables Facility were approximately $0.1 million at December 31, 2022. These facilities are recorded in the Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022 as a current liability under the caption “Credit line borrowings.” Outstanding balances include unamortized net issuance costs totaling $12 thousand for the Inventory Facility as of June 30, 2023, and $47 thousand for the Inventory Facility and $15 thousand for the Receivables Facility as of December 31, 2022.
Promissory Notes
During the third and fourth quarters of the year ended December 31, 2022, we entered into short-term unsecured promissory notes (the “2022 Promissory Notes”) with Mei Yun (Gina) Huang, Jay Huang, and Tingyu Lin. Ms. Huang is a member of the Board of Directors and Mr. Huang became a member of the Board of Directors in January 2023 in connection with the Sander Private Placement, as described below in Note 9, “Stockholders’ Equity.” The total liability for the 2022 Promissory Notes was $1.5 million at December 31, 2022. All of the 2022 Promissory Notes were exchanged for common stock on January 17, 2023. See Note 9, “Stockholders’ Equity.”

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
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
On March 31, 2023, the Company entered into an Exchange Agreement (the “March 2023 Exchange Agreement”) with Streeterville, pursuant to which we agreed to (i) partition from the 2022 Streeterville Note a new Promissory Note (the “March 2023 Partitioned Note”) in the original principal amount of $250 thousand (the “March 2023 Exchange Amount”), (ii) cause the outstanding balance of the 2022 Streeterville Note to be reduced by an amount equal to the March 2023 Exchange Amount, and (iii) exchange (the “March 2023 Exchange”) the March 2023 Partitioned Note for 71,715 shares of the Company’s common stock.
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
The total liability for the 2022 Streeterville Note, net of discount and financing fees, was $1.3 million and $2.0 million at June 30, 2023 and December 31, 2022, respectively.
In the event our common stock is delisted from Nasdaq, the amount outstanding under the 2022 Streeterville Note will automatically increase by 15% as of the date of such delisting.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
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
NOTE 8. INCOME TAXES
As a result of the operating loss incurred during each of the three and six months ended June 30, 2023 and 2022, and after the application of the annual limitation set forth under Section 382 of the Internal Revenue Code of 1986, as amended (the “IRC”), it was not necessary to record a provision for U.S. federal income tax.
At June 30, 2023 and December 31, 2022, we had a full valuation allowance recorded against our deferred tax assets.
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

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
NOTE 9. STOCKHOLDERS’ EQUITY
June 2023 Private Placement
On June 29, 2023, the Company entered into a securities purchase agreement with certain purchasers, pursuant to which the Company agreed to issue and sell in a private placement an aggregate of 746,875 shares of the Company’s common stock, par value $0.0001 per share, for a purchase price per share of $1.76 (the “June 2023 Private Placement”). One of the purchasers was Jay Huang, a member of the Company’s Board of Directors.
Aggregate gross proceeds to the Company in respect of the June 2023 Private Placement were approximately $1.3 million. The June 2023 Private Placement closed on June 29, 2023.
1-for-7 Reverse Stock Split
At the Company’s annual meeting of stockholders held on June 15, 2023, the Company’s stockholders approved a form of the Certificate of Amendment to the Certificate of Incorporation and authorized our board of directors to amend the Certificate of Incorporation to effect a reverse stock split of the outstanding shares of the Company’s common stock at a ratio ranging from any whole number of at least 1-for-2 and up to 1-for-10, with the exact ratio within the foregoing range to be determined by the board of directors in its sole discretion.

On June 15, 2023, our board of directors determined to set the Split Ratio. The Certificate of Amendment to our Certificate of Incorporation was filed with the Secretary of State of the State of Delaware on June 15, 2023, with the reverse stock split becoming effective on June 16, 2023. At the Effective Time, every seven shares of common stock issued and outstanding automatically combined into one validly issued, fully paid and non-assessable share of common stock. No fractional shares were issued as a result of the reverse stock split. The fractional shares were settled in cash in an amount not material to the Company. The $0.0001 par value per share of common stock and other terms of the common stock were not affected by the reverse stock split. The number of authorized shares of common stock under the Certificate of Incorporation remained unchanged at 50,000,000 shares.

The current financial statements, as well as the prior-period financial statements have been retroactively adjusted to reflect the reverse stock split.

Our outstanding shares of restricted stock and shares underlying our options and warrants entitling the holders to purchase shares of common stock have been adjusted as a result of the reverse stock split, as required by the terms of these securities. Also, the number of shares reserved for issuance under our existing 2020 Stock Incentive Plan, as amended, and our 2013 Employee Stock Purchase Plan were reduced proportionately based on the Split Ratio. Preferred shares outstanding were not affected by the reverse stock split and as such, those shares have not been adjusted.

The reverse stock split was effected solely to increase the per share trading price of the common stock to satisfy the Bid Price Rule for continued listing on Nasdaq. The common stock began trading on Nasdaq on a split-adjusted basis at the opening of trading on June 19, 2023.

March 2023 Private Placements
On March 28, 2023,the Company entered into a securities purchase agreement with Jay Huang, a member of the Board of Directors, pursuant to which the Company agreed to issue and sell, in a private placement (the “March 28, 2023 Private Placement”), 15,500 shares of the Company’s common stock for a purchase price of $3.55 per share.
On March 30, 2023, the Company entered into a securities purchase agreement with Mei Yun (Gina) Huang, a member of the Board of Directors, pursuant to which the Company agreed to issue and sell, in a private placement (collectively with the March 28, 2023 Private Placement, the “March 2023 Private Placements”), 71,428 shares of the Company’s common stock for a purchase price of $3.50 per share.
Aggregate gross proceeds to the Company in respect of the March 2023 Private Placements were $305 thousand. Each of the March 2023 Private Placements was priced at-the-market under the Nasdaq rules.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
February 2023 Private Placement
On February 24, 2023, the Company entered into a securities purchase agreement with Mei Yun (Gina) Huang, a member of the Board of Directors, pursuant to which the Company agreed to issue and sell, in a private placement (the “February 2023 Private Placement”), 114,744 shares of the Company’s common stock, for a purchase price of $3.49 per share.
Gross proceeds to the Company in respect of the February 2023 Private Placement were $400 thousand. The February 2023 Private Placement was priced at fair market value under the Nasdaq rules.
January 2023 Sander Electronics Private Placement
On January 17, 2023, the Company entered into a securities purchase agreement (the “Sander Purchase Agreement”) with certain purchasers associated with Sander Electronics, Inc., pursuant to which the Company agreed to issue and sell in a private placement (the “Sander Private Placement”) an aggregate of 778,017 shares of common stock for a purchase price per share of $3.51. Consideration for the transaction included exchange of approximately $657 thousand in the aggregate of outstanding amounts on previous short-term bridge financings, including the 2022 Promissory Notes issued to Mr. Huang, as described above in Note 7, “Debt”.
Aggregate gross proceeds from the Sander Private Placement were approximately $2.1 million. The Sander Private Placement was priced at-the-market under the Nasdaq rules.
January 2023 Transactions with Mei Yun (Gina) Huang
On January 5, 2023, the Company entered into a securities purchase agreement with Mei Yun (Gina) Huang, a member of the Board of Directors, pursuant to which the Company agreed to issue and sell, in a private placement, 36,828 shares of the Company’s common stock, for a purchase price of $2.72 per share. On January 10, 2023, the Company entered into a securities purchase agreement with Ms. Huang, pursuant to which the Company agreed to issue and sell, in a private placement, 46,543 shares of the Company’s common stock for a purchase price of $3.22 per share.
Aggregate gross proceeds to the Company in respect of these private placements to Ms. Huang were $250 thousand. Each of the private placements to Ms. Huang was priced at fair market value under the Nasdaq rules.
On January 17, 2023, the Company and Ms. Huang entered into exchange agreements pursuant to which the Company and Ms. Huang agreed to exchange the approximately $817 thousand aggregate outstanding amounts on previous short-term bridge financings, including the 2022 Promissory Notes issued to Ms. Huang, as described above in Note 7, “Debt”, for an aggregate of 207,371 shares of common stock at a price per share of $3.94. The exchanges were priced at fair market value under the Nasdaq rules.
June 2022 Private Placement
In June 2022, we completed a private placement (the “June 2022 Private Placement”) with certain institutional investors for the sale of 187,637 shares of our common stock at a purchase price of $9.10 per share. We also sold to the same institutional investors (i) pre-funded warrants (the “June 2022 Pre-Funded Warrants”) to purchase 196,978 shares of common stock at an exercise price of $0.0007 per share and (ii) warrants (collectively with the June 2022 Pre-Funded Warrants, the “June 2022 Warrants”) to purchase up to an aggregate of 384,615 shares of common stock at an exercise price of $9.10 per share. In connection with the June 2022 Private Placement, we paid the placement agent commissions of $252 thousand, plus $35 thousand in expenses, and we also paid legal, accounting and other fees of $47 thousand. Total offering costs of $334 thousand have been presented as a reduction of additional paid-in capital and have been netted within equity in the Condensed Consolidated Balance Sheet as of December 31, 2022. Net proceeds to us from the June 2022 Private Placement were approximately $3.2 million. We determined the exercise price of the June 2022 Pre-Funded Warrants to be nominal and, as such, have considered the 196,978 shares underlying them to be outstanding effective June 7, 2022, for purposes of calculating net loss per share.
In July 2022, all of the June 2022 Pre-Funded Warrants were exercised. As of June 30, 2023, June 2022 Warrants to purchase an aggregate of 384,615 shares remained outstanding, with a weighted average exercise price of $9.10 per share. The exercise of the remaining June 2022 Warrants outstanding could provide us with cash proceeds of up to $3.5 million in the aggregate.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
December 2021 Private Placement
In December 2021, we completed a private placement (the “December 2021 Private Placement”) with certain institutional investors for the sale of 170,455 shares of our common stock at a purchase price of $24.64 per share. We also sold to the same institutional investors (i) pre-funded warrants (the “December 2021 Pre-Funded Warrants”) to purchase 12,175 shares of common stock at an exercise price of $0.0007 per share and (ii) warrants (collectively with the December 2021 Pre-Funded Warrants, the “December 2021 Warrants”) to purchase up to an aggregate of 182,630 shares of common stock at an exercise price of $24.64 per share. In connection with the December 2021 Private Placement, we paid the placement agent commissions of $360 thousand plus $42 thousand in expenses and we also paid legal, accounting and other fees of $97 thousand. Net proceeds from the December 2021 Private Placement were approximately $4.0 million.
In January 2022, all of the December 2021 Pre-Funded Warrants were exercised. As of June 30, 2023, December 2021 Warrants to purchase an aggregate of 182,630 shares remained outstanding, with an exercise price of $24.64 per share. The December 2021 Warrants expire on December 16, 2026. The exercise of the remaining December 2021 Warrants outstanding could provide us with cash proceeds of up to $4.5 million in the aggregate.
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
Pursuant to the terms of the Convertible Notes, on January 16, 2020, following approval by our stockholders of certain amendments to the Certificate of Incorporation, the principal amount of all of the Convertible Notes and the accumulated interest thereon at the date of conversion (totaling $1.8 million) were converted at a conversion price of $0.67 per share into an aggregate of 2,709,018 shares of the Company’s Series A Preferred Stock, which is convertible on a 1-for-35 basis into shares of our common stock. During the year ended December 31, 2020, 111,548 shares of the Series A Preferred Stock were converted into 3,187 shares of common stock. During the year ended December 31, 2021, 1,721,023 shares of Series A Preferred Stock were converted into 49,172 shares of common stock. The Series A Preferred Stock that was converted in 2021 was held by a Schedule 13D ownership group (under Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, and Rule 13d-5 promulgated thereunder) that includes Fusion Park LLC and 5 Elements Global Fund L.P. (controlled affiliates of James Tu, the Company's former Executive Chairman and Chief Executive Officer), as well as Brilliant Start Enterprise Inc. and Jag International Ltd. (both of which are controlled affiliates of Mei Yun (Gina) Huang, a member of the Company's Board of Directors).
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
Pursuant to the Series A Certificate of Designation, each holder of outstanding shares of Series A Preferred Stock is entitled to vote with holders of outstanding shares of common stock, voting together as a single class, with respect to any and all matters presented to the stockholders of the Company for their action or consideration, except as provided by law. In any such vote, each share of Series A Preferred Stock shall entitle its holder to a number of votes equal to 1.582% of the number of shares of common stock into which such share of Series A Preferred Stock is convertible.
The Series A Preferred Stock (a) has a preference upon liquidation equal to $0.67 per share and then participates on an as-converted basis with the common stock with respect to any additional distributions, (b) shall receive any dividends declared and payable on our common stock on an as-converted basis, and (c) is convertible at the option of the holder into shares of our common stock on a 1-for-35 basis. On March 29, 2019, the Company also filed a Certificate of Elimination with respect

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
to its authorized, but unissued, Series A Participating Preferred Stock, to return such shares to the status of undesignated preferred stock available for designation as Series A Preferred Stock.
The purchase agreement related to the Convertible Notes contains customary representations and warranties and provides for resale registration rights with respect to the shares of our common stock issuable upon conversion of the Series A Preferred Stock.
January 2020 Equity Offering
Issuance of Common Stock and Warrants
In January 2020, we completed a registered direct offering for the sale of 98,337 shares of our common stock to certain institutional investors, at a purchase price of $23.59 per share. We also sold, to the same institutional investors, warrants (the “January 2020 Investor Warrants”) to purchase up to 98,337 shares of common stock at an exercise price of $23.59 per share in a concurrent private placement for a purchase price of $4.38 per warrant. In addition, we issued to the placement agent in connection with such registered direct offering and concurrent private placement warrants (the “January 2020 Placement Agent Warrants” and collectively with the January 2020 Investor Warrants, the “January 2020 Warrants”) to purchase up to 6,883 shares of common stock at an exercise price of $34.96 per share.
January 2020 Warrants issued to purchase an aggregate of 32,773 shares remain outstanding at June 30, 2023 with a weighted average exercise price of $25.66 per share. The exercise of January 2020 Warrants could provide us with cash proceeds of up to approximately $0.8 million in the aggregate if all January 2020 Warrants are exercised. During the three and six months ended June 30, 2023 and June 30, 2022, no January 2020 Warrants were exercised.
As of June 30, 2023 and 2022, we had the following outstanding January 2020 Warrants:

	As of June 30, 2023	As of June 30, 2022
	Number of Underlying Shares		Exercise Price	Expiration
Investor Warrants	26,819	26,819	$23.59	January 13, 2025
Placement Agent Warrants	5,954	5,954	$34.96	January 13, 2025
	32,773	32,773
Stock-based compensation
Stock-based compensation expense is attributable to stock options and restricted stock unit awards. For all stock-based awards, we recognize expense using a straight-line amortization method.
The following table summarizes stock-based compensation expense and the impact it had on operations for the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Cost of sales	$1	$1	$1	$2
Product development	3	6	7	12
Selling, general, and administrative	19	47	41	84
Total stock-based compensation	$23	$54	$49	$98
Total unearned stock-based compensation was $0.1 million at June 30, 2023, compared to $0.2 million at June 30, 2022. These costs will be charged to expense and amortized on a straight-line basis in future periods. The weighted average period over which the unearned compensation at June 30, 2023 is expected to be recognized is approximately 2.6 years.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
Stock options
The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. Estimates utilized in the calculation include the expected life of the option, risk-free interest rate, and expected volatility, and are further detailed below:

	Six months ended June 30,
	2023	2022
Fair value of options issued	$2.49	$7.93
Exercise price	$3.04	$10.00
Expected life of options (in years)	6.1	6.1
Risk-free interest rate	3.5%	2.0%
Expected volatility	101.8%	99.3%
Dividend yield	0.0%	0.0%
A summary of option activity under all outstanding stock incentive plans for the six months ended June 30, 2023 is presented as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)
Balance at December 31, 2022	47,103	$13.78
Granted	11,427	3.04
Canceled/forfeited	(12,203)	19.38
Expired	(3,827)	17.06
Balance at June 30, 2023	42,500	$8.99	9.0

Vested and expected to vest at June 30, 2023	33,951	$9.83	8.9

Exercisable at June 30, 2023	5,786	$23.91	7.4
*Options have been restated for the 1-for-7 reverse stock split effective June 16, 2023.
Restricted stock units
A summary of restricted stock unit activity under all outstanding stock incentive plans for the six months ended June 30, 2023 is presented as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in years)
Balance at December 31, 2022	1,657	$11.13
Granted	—	—
Balance at June 30, 2023	1,657	$11.13	1.2
*Restricted stock units have been restated for the 1-for-7 reverse stock split effective June 16, 2023.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
NOTE 10. COMMITMENTS AND CONTINGENCIES
Purchase Commitments
As of June 30, 2023, we had approximately $2.1 million in outstanding purchase commitments for inventory, $0.4 million of which is expected to ship in the third quarter of 2023 and $1.7 million of which is expected to ship in the fourth quarter of 2023. We have 80% of the outstanding purchase commitments with a related party.

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
Overview
Energy Focus, Inc. engages primarily in the design, development, manufacturing, marketing and sale of energy-efficient lighting systems and controls. We develop, market and sell high quality light-emitting diode (“LED”) lighting and controls products in the commercial market and military maritime market (“MMM”). Our mission is to enable our customers to run their facilities with greater energy efficiency, productivity, and human health and wellness through advanced LED retrofit solutions. Our goal is to be a market leader for the most demanding applications where performance, quality, value, environmental impact and health are considered paramount. We specialize in energy efficient LED lighting retrofit products, replacing fluorescent, high-intensity discharge lighting and other types of lamps in institutional buildings for primarily indoor lighting applications with our innovative, high-quality commercial and military-grade tubular LED (“TLED”) products, as well as other LED and lighting control products for commercial and consumer applications. We are also evaluating adjacent technologies, including Gallium Nitride (“GaN”) based power supplies and additional market opportunities for energy solution products that support sustainability in our existing channels.
The LED lighting industry has changed dramatically over the past several years due to increasing competition and price erosion. We have been experiencing these industry forces in both our military and commercial business since 2016, where we once commanded significant price premiums for our flicker-free TLEDs with industry leading warranties. In more recent years, we have focused on redesigning our products for lower costs and consolidated our supply chain for stronger purchasing power in an effort to price our products more competitively while not impacting the performance and quality. Despite these efforts, our legacy products continue to face extreme price competition and a convergence of product functionality in the marketplace, and we have shifted to diversifying our supply chain in an effort to increase value and remain competitive. These trends are not unique to Energy Focus as evidenced by the increasing number of industry peers facing challenges, exiting LED lighting, selling assets and even going out of business.
In addition to continuously pursuing cost reductions, our strategy to combat these trends is to innovate both our technology and product offerings with differentiated products and solutions that offer greater, distinct value. Specific examples of these products we have developed include the RedCap®, our patented emergency backup battery integrated TLED, EnFocus™, our unique dimmable/color-tunable lighting and powerline control platform that we launched in 2020, and the second generation of EnFocus™ powerline control switches and circadian lighting system, which as a result of supply chain challenges we now plan to launch in 2023. In the second quarter of 2023 we have enhanced the performance of our RedCap® product. We continue to evaluate our sales strategy and believe our go-to-market strategy that focuses more on direct-sales marketing, selectively expanding our channel partner network to cover territories across the country, and listening to the voice of the customer, will lead to better and more impactful product development efforts that we believe will eventually translate into larger addressable markets and greater sales growth for us.
In 2019, the Company began the process of right-sizing the business and undertook cost-cutting measures. During 2021 and 2022, we realized initial cost-savings benefits from these relaunch efforts, but continued to face significant operating losses. Despite these cost-cutting efforts, the Company faced a challenging commercial market with continuing impacts from the global pandemic combined with ongoing delays in MMM projects and funding that continued to depress sales through 2021 while the Company invested in exploring additional lines of business with ultraviolet light disinfection technology that ultimately gained little traction in the market.
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

It is our belief that the dramatic rightsizing efforts undertaken in 2022, along with reorganization of the sales team and ongoing development of innovative, high-value products and an expanded distribution network, will over time result in improved sales and bottom-line performance for the Company.
During 2021 and into 2022, our MMM business continued to face challenges resulting from the delayed availability of government funding and the timing of U.S. Navy awards, with several anticipated projects facing repeated and ongoing delays. This sector also maintains very long sales cycles. The timeline between bid to order can often take at least six months, and many MMM products are built-to-order with resultant lead times before orders become revenue. We continue to pursue opportunities from the U.S. Navy and the government sector to minimize such volatility. Previously in our MMM business, significant efforts undertaken to reduce costs in our product offerings have positioned us to be more competitive along with improved production efficiencies. Such efforts allowed us to continue to win bids and proposals that helped grow our MMM sales pipeline in the second half of 2022. In May 2022, we reinvested in our MMM sales channel with a strategic hire to lead our MMM sales effort. While we continue to aggressively seek to increase sales of our commercial products, the MMM business offers us continued sales opportunities, in addition to validating our product quality and strengthening our brand trust in the marketplace. However, due to product mix impacts resulting from the continued impact of the COVID-19 pandemic on commercial sales, our current financial results are in part driven by, and reflect volatility in, our MMM sales.
Meanwhile, we continue to seek additional external funding alternatives and sources to support our growth strategies, plans and initiatives. The recent strategic investment by Sander Electronics, Inc. (“Sander”) contributed meaningful external capital, as well as presents synergistic opportunities to improve and diversify our supply chain and product offerings. We plan to achieve profitability through developing and launching innovative products such as EnFocus powerline control technology and further leveraging our unique and proprietary technology such as RedCap®, as well as executing on our multi-channel sales strategy that targets key verticals, such as government, healthcare, education and commercial and industrial, complemented by our marketing outreach campaigns and expanding channel partnerships. We also plan to continue to develop advanced lighting and lighting control applications built upon the EnFocus platform that aim to serve the commercial market. We are also evaluating adjacent technologies including ruggedized industrial retrofit lighting applications and GaN-based power supplies and other market opportunities in energy solutions products that support sustainability in our existing channels. In addition, we intend to continue to apply rigorous financial discipline in our organizational structure, business processes and policies, strategic sourcing activities and supply chain practices to help accelerate our path towards profitability.
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
Despite continuing progress on cost reduction throughout 2022, the Company’s results reflect the challenges due to long and unpredictable sales cycles, unexpected delays in MMM and commercial customer retrofit budgets and project starts, and supply chain issues. There has also been continuing aggressive price competition in the lighting industry. We continued to incur losses and we have a substantial accumulated deficit, which continues to raise substantial doubt about our ability to continue as a going concern at June 30, 2023.
On June 28, 2023, the Company received notices of resignation from the following four members of the Board of Directors: Jennifer Cheng, Brian Lagarto, Jeffery Parker, and Stephen Socolof. Their terms as directors would have otherwise expired at the 2024 annual meeting of stockholders of the Company. The resignations did not involve any disagreement with the Company.
On July 2, 2023, the remaining members of the Board of Directors unanimously appointed the following four new members to the Board of Directors: Kin-Fu Chen, Dr. Shou-Jang Lee, Jason Tien-Chia Tsai, and Dr. Chao-Jen Huang. The Board of Directors affirmatively determined that, at the time of his appointment, each of the new members of the Board of Directors is an independent director under the corporate governance standards of the Nasdaq.

Results of operations
The following table sets forth items in our Condensed Consolidated Statements of Operations as a percentage of net sales for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	83.0	92.6	90.1	97.7
Gross profit	17.0	7.4	9.9	2.3

Operating expenses:
Product development	13.9	23.9	15.2	24.2
Selling, general, and administrative	107.3	132.7	110.7	115.5
Total operating expenses	121.2	156.6	125.9	139.7
Loss from operations	(104.2)	(149.2)	(116.0)	(137.4)

Other expenses (income):
Interest expense, net	6.5	17.6	9.7	12.5
Other income	(1.5)	—	(0.8)	(0.8)
Other expenses	1.3	1.2	1.1	0.8

Net loss	(110.5)%	(168.0)%	(126.0)%	(149.9)%

Net sales
A further breakdown of our net sales is presented in the following table (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Commercial	$442	$975	$763	$2,109
MMM products	613	505	1,222	1,432
Total net sales	$1,055	$1,480	$1,985	$3,541
Net sales of $1.1 million for the second quarter of 2023 decreased $0.4 million, or 29%, compared to second quarter of 2022 net sales of $1.5 million, primarily driven by a decrease in commercial sales of $0.5 million, or 55%, that was partially offset by an increase in MMM sales of $0.1 million, or 21%. MMM sales increased due to improved sales pipeline as management replaced the head of MMM sales mid-year 2022. The MMM sales cycle is prolonged and started to reverse its negative trend in the middle of the fourth quarter of 2022. Net commercial product sales decreased in the second quarter of 2023 compared to the same period in 2022, primarily due to the lack of availability in high margin, high demand commercial products as a result of supply chain interruptions.
Net sales of $2.0 million for the first six months of 2023 decreased $1.6 million, or 44%, compared to the same period in 2022, primarily driven by a 64% decrease in commercial product sales. MMM product sales also decreased 15% for the first six months of 2023, as compared to the same period of 2022. Net commercial product sales for the first six months of 2023 decreased as compared to the same period of 2022 due to the unavailability of high margin, high demand commercial items because of supply chain interruptions. Net sales of our MMM products decreased mainly due to an interrupted sales pipeline as management replaced the head of MMM sales mid-year 2022. The MMM sales cycle is prolonged and started to reverse its negative trend in the middle of the fourth quarter of 2022.

Gross Profit
Gross profit was $0.2 million, or 17% of net sales, for the second quarter of 2023. This compares with gross profit of $0.1 million, or 7% of net sales, in the second quarter of 2022. The period-over-period increase in gross profit was driven mainly by a favorable impact from lower fixed costs of $0.2 million, or 15% of net sales. The $0.1 million favorable impact from product mix was offset by an unfavorable impact of $0.1 million from lower sales. Additionally, there was an overall net unfavorable impact from the change in inventory reserves of $0.1 million, or 7% of net sales, versus the second quarter of 2022 which included a one-time adjustment from a scrap write-off.
Gross profit was $0.2 million, or 10% of net sales, for the first six months of 2023 compared to $0.1 million, or 2% of net sales, for the first six months of 2022. The year-over-year increase was driven by (i) a favorable $0.4 million decrease in fixed costs, or 18% of net sales, which was offset by an unfavorable impact from lower sales volume of $0.4 million, or 18% of net sales; and (ii) a favorable impact of $0.1 million, or 4% of net sales, from the change in inventory reserves which included a one-time adjustment taken during the second quarter of 2022 for a scrap write-off.
Operating expenses
Product development
Product development expenses include salaries and related expenses, contractor and consulting fees, product development related legal fees, supplies and materials, as well as overhead, such as depreciation and facility costs. Product development costs are expensed as they are incurred.
Product development expenses were $0.1 million for the second quarter of 2023, down 58% from the second quarter of 2022. Product development expenses in the second quarter of 2023 primarily relate to customization of product offerings for key customers.
Product development expenses were $0.3 million for the first six months of 2023, a $0.6 million decrease compared to $0.9 million for the first six months of 2022. The decrease is primarily related to payroll expense and decreased headcount.
Selling, general and administrative
Selling, general and administrative expenses were $1.1 million for the second quarter of 2023, down 42% as compared to $2.0 million in the second quarter of 2022. The decrease in expenses from the second quarter of 2022 primarily relates to (i) a reduction of $0.6 million in payroll and payroll related expenses due to reduced headcount; and (ii) a reduction of $0.1 million in trade show and other marketing expense. The decrease in expenses were partially offset by a $0.1 million increase in legal and professional expenses.
Selling, general and administrative expenses were $2.2 million for the first six months of 2023, compared to $4.1 million for the first six months of 2022. The decrease is primarily due to (i) decreases in payroll and payroll related expenses of $1.3 million due to reduced headcount; (ii) a reduction of $0.3 million in trade show and other marketing expense; and (iii) a reduction in network and software expenses of $0.1 million.
Other Expense (Income)
Interest expense
Interest expense was $69 thousand for the second quarter of 2023, compared to interest expense of $260 thousand for the second quarter of 2022. The decrease in interest expense is primarily related to interest attributable to an overall reduction in principal on the Inventory Facility (as defined below) and the 2022 Streeterville Note (as defined below), lower facility fees on the Inventory Facility and elimination of the Receivables Facility (as defined below), as well as the amortization of debt costs related to the Inventory Facility. The actual cash interest paid in the second quarter of 2023 was $10 thousand compared to $105 thousand in the second quarter of 2022.
Interest expense was $192 thousand for the first six months of 2023, compared to interest expense of $444 thousand for the first six months of 2022. The decrease in interest expense is primarily related to interest attributable to a promissory note we sold and issued to Streeterville Capital, LLC (“Streeterville”) in the principal amount of approximately $1.7 million (the “2021 Streeterville Note”), as well as the amortization of debt costs related to the Credit Facilities (as defined below). The actual cash interest paid for each of the six months ended June 30, 2023 and 2022 was $70 thousand and $183 thousand, respectively.

Other income and expenses
Other expenses were $14 thousand for the second quarter of 2023, compared to other expenses of $18 thousand for the second quarter of 2022. Other expenses were $21 thousand for the six months ended June 30, 2023, compared to other expenses of $29 thousand for the six months ended June 30, 2022. Other expenses are mainly comprised of bank and collateral management fees.
Other income for the second quarter and first half of 2023 of $16 thousand, relates to the reversal of credit balances recorded from online retail sales. Other income of $30 thousand for the first half of 2022 relates to an aged customer credit balance the Company had been carrying for which the customer had not responded to various inquiries. This credit was taken to income during the first quarter of 2022.

Provision for income taxes
Due to the operating losses incurred during the three and six months ended June 30, 2023 and 2022, and after application of the annual limitation set forth under Section 382 of the Internal Revenue Code of 1986, as amended, it was not necessary to record a provision for U.S. federal income tax or various state income taxes as income tax benefits are fully offset by a valuation allowance recorded.
Net loss
For the three months ended June 30, 2023, our net loss of $1.2 million decreased 53% from the net loss for the three months ended June 30, 2022 of $2.5 million. The decrease is primarily due to a decrease in operating expenses in the second quarter of 2023 from the second quarter of 2022 as gross profit remained relatively flat.
For the six months ended June 30, 2023, our net loss of $2.5 million increased 53% over the net loss for the six months ended June 30, 2022 of $5.3 million. The decrease is primarily due to a decrease in operating expenses in the first half of 2023 from the first half of 2022 as gross profit remained relatively flat.
Financial condition
At June 30, 2023, we had $1.3 million in cash and a total of $1.6 million of debt, net of discounts and unamortized debt costs. Total debt, net of discounts and unamortized debt costs, at June 30, 2023 included $0.3 million outstanding under the Inventory Facility and $1.3 million aggregate principal amount of the 2022 Streeterville Note outstanding. We have historically incurred substantial losses, and as of June 30, 2023, we had an accumulated deficit of $151.5 million. Additionally, our sales have been concentrated among a few major customers and for the six months ended June 30, 2023, two customers accounted for approximately 34% of net sales.
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

•The Company has aggressively re-evaluated operating expenses, and reduced its workforce significantly throughout 2022 and into 2023 to manage fixed costs.
•We continued to seek additional external funding alternatives and sources to support our growth strategies, plans and initiatives:
◦In April 2022, we entered into a note purchase agreement with Streeterville pursuant to which we sold and issued to Streeterville a promissory note (the “2022 Streeterville Note”) in the principal amount of approximately $2.0 million, with net proceeds of approximately $1.8 million.

◦ In June 2022, we completed a private placement (the “June 2022 Private Placement”) with certain institutional investors pursuant to which we agreed to issue and sell (i) 187,637 shares of our common stock, (ii) pre-funded warrants (the “June 2022 Pre-Funded Warrants”) to purchase 196,978 shares of common stock at an exercise price of $0.0001 per share and (iii) warrants (collectively with the June 2022 Pre-Funded Warrants, the “June 2022 Warrants”) to purchase up to an aggregate of 384,615 shares of common stock at an exercise price of $9.10 per share. Net proceeds from the June 2022 Private Placement were approximately $3.2 million.

◦ From September 2022 to December 2022, we secured short-term unsecured bridge financing of $800 thousand from a member of the Board of Directors and an aggregate of $650 thousand of short-term unsecured bridge financing from private parties, all of which was converted into equity in January 2023 at the time of a strategic investment by Sander Electronics, Inc.

◦ In October 2022 and December 2022, we repaid the previously outstanding promissory note that we issued and sold to Streeterville on April 27, 2021 by exchanging the approximately $330 thousand aggregate principal amount outstanding for common stock priced at-the-market.

◦ During January 2023, we sold an aggregate of $250 thousand of common stock to a member of the Board of Directors in private placements at fair market value, and also converted the approximately $817 thousand principal amount outstanding on previously issued short-term promissory notes issued to that director in connection with the $800 thousand short-term unsecured bridge financing, as discussed above, at fair market value.

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

◦ In June 2023, we entered into a private placement agreement, pursuant to which aggregate gross proceeds to the Company in respect of the private placements were $1.3 million, before deducting estimated offering expenses payable by the Company.

During 2022 and into 2023, we redoubled our cost control efforts to streamline our operations by closely managing all spending done throughout the Company, while carefully investing in new products and strategies that sought to reenergize sales.
Throughout 2022 and into 2023, due to lingering economic and building occupancy impacts from the COVID-19 pandemic, we experienced continuing weakness in commercial sales as our customers in the healthcare, education, and commercial and industrial sectors put lighting retrofit projects on hold or delayed order placements. We continue to monitor the long-term impact of the COVID-19 pandemic on our customers, suppliers and logistics providers. Although the significance and duration of the ongoing impact on our customers and us is still uncertain, and the specific timing of business recovery from the long-term impacts of the COVID-19 pandemic is still difficult to predict, we remain optimistic that facility capital budgets will start unfreezing, commercial building occupancy will rise, and our growth efforts will further impact our financial performance in a positive way.
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
Listing Compliance
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

On April 6, 2023, the Company participated in the Appeal before the Panel. The Company provided an update to the Panel on the Company’s substantial progress made towards the previously submitted Plan during the three months ended March 31, 2023, and requested the Panel grant the Company an exception to (1) re-allow the previously granted exception until May 15, 2023 for the Company to regain compliance with the Minimum Stockholders’ Equity Rule and (2) grant an exception allowing the Company up to 180 days following the Bid Price Notification to regain compliance with the Bid Price Rule by effecting a reverse stock split following stockholder approval at the Company’s 2023 annual meeting of stockholders. On May 1, 2023, the Panel granted the Company’s request (the “Panel Decision”) to continue the Company’s listing on Nasdaq, subject to the following conditions: (1) on or before May 15, 2023, the Company shall file with the SEC its quarterly report for the three months ended March 31, 2023 demonstrating compliance with the Minimum Stockholders’ Equity Rule and (2) on or before July 7, 2023, the Company shall demonstrate compliance with the Bid Price Rule.
On July 27, 2023, the Company received written notification from the Staff stating that the Company has regained compliance with the Bid Price Rule and the Minimum Stockholders’ Equity Rule, as required by the Panel Decision. Pursuant to Nasdaq Listing Rule 5815(d)(4)(B), the Company will be subject to a mandatory panel monitor for a period of one year from July 27, 2023 (the “Monitoring Period”). If, within the Monitoring Period, the Staff finds the Company again out of compliance with the Minimum Stockholders’ Equity Rule, notwithstanding Nasdaq Listing Rule 5810(c)(2), the Company will not be permitted to provide the Staff with a plan of compliance with respect to that deficiency and the Staff will not be permitted to grant additional time for the Company to regain compliance with respect to that deficiency, nor will the Company be afforded an applicable cure or compliance period pursuant to Nasdaq Listing Rule 5810(c)(3). Instead, the Staff will issue a delist determination letter and the Company will have an opportunity to request a new hearing with the initial Panel or a newly convened hearings panel if the initial Panel is unavailable. The Company will have the opportunity to respond and present to the Panel as provided by Nasdaq Listing Rule 5815(d)(4)(C). The Company’s common stock may be at that time delisted from Nasdaq.
As of the date of this Quarterly Report, the Company believes it has maintained compliance with the Minimum Stockholders’ Equity Rule for continued listing on the Nasdaq Capital Market. To become compliant with the Bid Price Rule, the Company effected a 1-for-7 reverse stock split to increase the per share trading price of the common stock. At the Company’s annual meeting of stockholders held on June 15, 2023, the Company’s stockholders approved a form of the Certificate of Amendment to the Certificate of Incorporation and authorized our board of directors to amend the Certificate of Incorporation to effect a reverse stock split of the outstanding shares of the Company’s common stock at a ratio ranging from any whole number of at least 1-for-2 and up to 1-for-10, with the exact ratio within the foregoing range to be determined by the Board of Directors in its sole discretion.
On June 15, 2023, the Board of Directors determined to set the Split Ratio. The Certificate of Amendment to our Certificate of Incorporation was filed with the Secretary of State of the State of Delaware on June 15, 2023, with the reverse stock split becoming effective on June 16, 2023. At the Effective Time, every seven shares of common stock issued and outstanding automatically combined into one validly issued, fully paid and non-assessable share of common stock. The common stock began trading on Nasdaq on a split-adjusted basis at the opening of trading on June 19, 2023.

Liquidity and capital resources
Cash
At June 30, 2023, our cash balance was approximately $1.3 million, compared to approximately $0.1 million at December 31, 2022.
The following summarizes cash flows from operating, investing, and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows included in Part I, Item 1, “Financial Statements,” of this Quarterly Report (in thousands):

	Six months ended June 30,
	2023	2022
Net cash used in operating activities	$(1,335)	$(5,345)

Net cash used in investing activities	$—	$(37)

Net cash provided by financing activities	$2,599	$3,638
Net cash used in operating activities
Net cash used in operating activities was $1.3 million for the six months ended June 30, 2023. The net loss for the six months ended June 30, 2023 was $2.5 million and was adjusted for non-cash items, including depreciation and amortization, stock-based compensation, provisions for inventory, warranty, and accounts receivable reserves and working capital changes. During the six months ended June 30, 2023, we generated $0.3 million from inventory, $0.5 million from changes in prepaid and other assets, mainly from the receipt of $445 thousand in Employee Retention Tax Credit funds, and $0.9 million from accounts payable due to the timing of inventory receipts and payments. During the six months ended June 30, 2023, we used $0.4 million through the timing of collection of accounts receivable.
Net cash used in operating activities was $5.3 million for the six months ended June 30, 2022. The net loss for the six months ended June 30, 2022 was $5.3 million and was adjusted for non-cash items, including depreciation and amortization, stock-based compensation, provisions for inventory, warranty, and accounts receivable reserves and working capital changes. During the six months ended June 30, 2022, we generated $0.8 million from inventory, $0.1 million through the timing of collection of accounts receivable, and $0.1 million from changes in prepaid and other assets. We used $0.7 million from accounts payable due to the timing of inventory receipts and payments, $0.4 million due to changes in accrued and other liabilities (primarily due to a decrease in accrued payroll), and $0.3 million from changes in deferred revenue.
Net cash used in investing activities
For the six months ended June 30, 2022, net cash used in investing activities was $37 thousand and resulted primarily from the purchase of tooling.
Net cash provided by financing activities
Net cash provided by financing activities during the six months ended June 30, 2023 was $2.6 million, primarily related to $4.3 million of net proceeds from the issuance of common stock, offset by net payments on the Credit Facilities of $1.2 million and the 2022 Streeterville Note of $500 thousand.
As of June 30, 2023, the June 2022 Warrants, expiring June 7, 2027, to purchase an aggregate of 384,616 shares remained outstanding, with a weighted average exercise price of $9.10 per share; warrants issued in December 2021, expiring December 16, 2026 (the “December 2021 Warrants”), to purchase an aggregate of 182,630 shares remained outstanding, with an exercise price of $24.64 per share, and warrants issued in January 2020, expiring January 13, 2025 (the “January 2020 Warrants”), to purchase an aggregate of 32,773 shares remained outstanding with a weighted average exercise price of $25.66 per share. The exercise of the remaining June 2022 Warrants, December 2021 Warrants and January 2020 Warrants outstanding could provide us with cash proceeds of up to $3.5 million, $4.5 million and $0.8 million, respectively, in the aggregate.

Net cash provided by financing activities during the six months ended June 30, 2022 was $3.6 million, primarily related to net proceeds of $1.8 million from the 2022 Streeterville Note and net proceeds of $3.2 million from the June 2022 Private Placement. These proceeds were offset slightly by $1.0 million in payments made against the 2021 Streeterville Note and $0.3 million in net payments made under the Credit Facilities.
Contractual and other obligations
As of June 30, 2023, we had approximately $2.1 million in outstanding purchase commitments for inventory, $0.4 million of which is expected to ship in the third quarter of 2023 and $1.7 million of which is expected to ship in the fourth quarter of 2023. We have 80% of the outstanding purchase commitments with a related party.

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
For the three months ended June 30, 2023, sales to two U.S. Navy shipbuilders and a distributor to the U.S. Navy accounted for approximately 26% and 16% of net sales, respectively. When sales to our primary distributors for the U.S. Navy are combined with sales to shipbuilders for the U.S. Navy, total net sales of products for the U.S. Navy comprised approximately 42% of net sales for the same period. For the three months ended June 30, 2022, sales to our primary distributor for the U.S. Navy, a regional commercial lighting retrofit company, and a commercial building systems provider accounted for approximately 22%, 14%, and 13% of net sales, respectively. When sales to our primary distributors for the U.S. Navy are combined with sales to shipbuilders for the U.S. Navy, total net sales of products for the U.S. Navy comprised approximately 24% of net sales for the same period.
For the six months ended June 30, 2023, sales to a U.S. Navy shipbuilder and a distributor to the Department of Defense accounted for approximately 23% and 11% of net sales, respectively. When sales to our primary distributor for the U.S. Navy are combined with sales to shipbuilders for the U.S. Navy, total net sales of products for the U.S. Navy comprised approximately 34% of net sales for the same period. For the six months ended June 30, 2022, sales to our primary distributor for the U.S. Navy, a U.S. Navy shipbuilder, and a regional commercial lighting retrofit company accounted for approximately18%, 12%, and 12% of net sales, respectively. When sales to our primary distributor for the U.S. Navy are combined with sales to shipbuilders for the U.S. Navy, total net sales of products for the U.S. Navy comprised approximately 31% of net sales for the same period.
A distributor for the Department of Defense and a U.S. Navy shipbuilder accounted for approximately 24% and 14% of net trade accounts receivable, respectively, at June 30, 2023. At December 31, 2022, a distributor for the Department of Defense accounted for 25% of our net trade accounts receivable and a shipbuilder for the U.S. Navy accounted for 30% of our net trade accounts receivable.
No one supplier accounted for more than 10% of our total expenditures for the three months ended June 30, 2023. Two offshore suppliers accounted for approximately 19% and 10%, respectively, of our total expenditures for the three months ended June 30, 2022. For the six months ended June 30, 2022, one offshore supplier accounted for approximately 19% of our total expenditures.
At June 30, 2023, one offshore supplier accounted for approximately 31% of our trade accounts payable balance. At December 31, 2022, this offshore supplier accounted for approximately 36% of our trade accounts payable balance.

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
Pursuant to Rule 13a-15(b) under the Exchange Act, our management must evaluate, with the participation of our Chief Executive Officer, the effectiveness of our disclosure controls and procedures, as of June 30, 2023, the end of the period covered by this Quarterly Report. Management, with the participation of our Chief Executive Officer, did evaluate the effectiveness of our disclosure controls and procedures as of the end of period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.
Changes in internal control over financial reporting
During the quarterly period covered by this Quarterly Report, there have not been any changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2023, we were not involved in any material legal proceedings.
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

3.8
Certificate of Amendment to the Certificate of Incorporation of Energy Focus, Inc. filed with the Secretary of State of the State of Delaware on January 15, 2020 (incorporated by reference to Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K filed on March 24, 2020).

3.9
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

3.11
Amendment to the Certificate of Designation of Series A Convertible Preferred Stock of Energy Focus, Inc. filed with the Secretary of State of the State of Delaware on January 15, 2020 (incorporated by reference to Exhibit 3.10 to the Registrant’s Annual Report on Form 10-K filed on March 24, 2020).

3.12	Certificate of Amendment of Certificate of Incorporation, dated June 11, 2020 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 11, 2020).
3.13	Certificate of Amendment of Certificate of Incorporation, dated June 15, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 22, 2023).
3.14	Bylaws of Energy Focus, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 18, 2020).
10.1
Securities Purchase Agreement, dated as of June 29, 2023, between the Company and each purchaser named in the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 5, 2023).

31.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1++	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101
The following financial information from our Quarterly Report for the quarter ended June 30, 2023, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2023 and December 31, 2022, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2023 and 2022, (v) Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2023 and 2022, and (vi) the Notes to Condensed Consolidated Financial Statements.

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

ENERGY FOCUS, INC.

Date:	August 10, 2023	By:	/s/ Lesley A. Matt
Lesley A. Matt
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)