Form 10-Q
period 2023-09-30
ENERGY FOCUS, INC/DE
filed 2023-11-09
CIK 924168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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

The number of outstanding shares of the registrant’s common stock, $0.0001 par value, as of November 7, 2023 was 4,348,690.

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

ITEM 1. FINANCIAL STATEMENTS

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash	$1,691	$52
Trade accounts receivable, less allowances of $76 and $26, respectively	844	445
Inventories, net	4,901	5,476
Short-term deposits	732	592
Prepaid and other current assets	189	232
Receivable for claimed Employee Retention Tax Credit	—	445
Total current assets	8,357	7,242

Property and equipment, net	79	76
Operating lease, right-of-use asset	967	1,180
Total assets	$9,403	$8,498

LIABILITIES
Current liabilities:
Accounts payable	$2,330	$2,204
Accounts payable -related party	272	—
Accrued liabilities	116	145
Accrued legal and professional fees	89	—
Accrued payroll and related benefits	172	261
Accrued sales commissions	46	76
Accrued warranty reserve	147	183
Operating lease liabilities	216	198
Promissory notes payable, net of discounts and loan origination fees	1,266	2,618
Related party promissory notes payable	—	814
Credit line borrowings, net of loan origination fees	—	1,447
Total current liabilities	4,654	7,946

(continued on the next page)

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022
	(Unaudited)

Operating lease liabilities, net of current portion	857	1,029
Total liabilities	5,511	8,975

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.0001 per share:
Authorized: 5,000,000 shares (3,300,000 designated as Series A Convertible Preferred Stock) at September 30, 2023 and December 31, 2022
Issued and outstanding: 876,447 at September 30, 2023 and December 31, 2022	—	—
Common stock, par value $0.0001 per share:
Authorized: 50,000,000 shares at September 30, 2023 and December 31, 2022
Issued and outstanding: 4,348,690 at September 30, 2023 and 1,406,920* at December 31, 2022	—	1
Additional paid-in capital	156,361	148,545
Accumulated other comprehensive loss	(3)	(3)
Accumulated deficit	(152,466)	(149,020)
Total stockholders' equity (deficit)	3,892	(477)
Total liabilities and stockholders' equity (deficit)	$9,403	$8,498
* Shares outstanding for prior periods have been restated for the 1-for-7 reverse stock split effective June 16, 2023.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,			Nine months ended September 30,
	2023		2022	2023	2022
Net sales	$1,339		$1,764	$3,324	$5,305
Cost of sales	1,387		1,927	3,176	5,385
Gross (loss) profit	(48)		(163)	148	(80)

Operating expenses:
Product development	142		366	443	1,222
Selling, general, and administrative	713		1,802	2,911	5,893
Loss on write-off of fixed assets	—		76	—	76
Total operating expenses	855		2,244	3,354	7,191
Loss from operations	(903)		(2,407)	(3,206)	(7,271)

Other expenses (income):
Interest expense, net	34		235	226	679
Other income	—	—	—	(16)	(30)
Other expenses	7		20	28	49
Net loss	$(944)		$(2,662)	$(3,444)	$(7,969)

Net loss per common share - basic and diluted
Net loss	$(0.27)		$(2.03)	$(1.20)	$(7.33)

Weighted average shares of common stock outstanding:
Basic and diluted *	3,514		1,313	2,868	1,087
* Shares outstanding for prior periods have been restated for the 1-for-7 reverse stock split effective June 16, 2023.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares*	Amount

Balance at December 31, 2022	876	$—	1,407	$1	$148,545	$(3)	$(149,020)	$(477)
Issuance of common stock	—	—	285	1	3,024	—	—	3,025
Stock issued in exchange transactions	—	—	1,057	—	1,716	—	—	1,716
Stock-based compensation	—	—	—	—	26	—	—	26
Impact of adoption of ASU 2016-13 - CECL	—	—	—	—	—	—	(2)	(2)
Net loss for the three months ended March 31, 2023	—	—	—	—	—	—	(1,333)	(1,333)
Balance at March 31, 2023	876	$—	2,749	$2	$153,311	$(3)	$(150,355)	$2,955
Issuance of common stock	—	—	747	—	1,304	—	—	1,304
Par value adjustment due to reverse stock split	—	—	—	(2)	2	—	—	—
Reduction in equity due to costs from reverse stock split	—	—	—	—	(16)	—	—	(16)
Stock-based compensation	—	—	—	—	23	—	—	23
Net loss for the three months ended June 30, 2023	—	—	—	—	—	—	(1,167)	(1,167)
Balance at June 30, 2023	876	$—	$3,496	$—	$154,624	$(3)	$(151,522)	$3,099
Issuance of common stock	—	—	853	—	1,750	—	—	1,750
Stock-based compensation	—	—	—	—	(13)	—	—	(13)
Net loss for the three months ended September 30, 2023	—	—	—	—	—	—	(944)	(944)
Balance at September 30, 2023	876	$—	4,349	$—	$156,361	$(3)	$(152,466)	$3,892

*Shares outstanding for prior periods have been restated for the 1-for-7 reverse stock split effective June 16, 2023.
The accompanying notes are an integral part of these condensed consolidated financial statements.

(continued on next page)

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares*	Amount

Balance at December 31, 2021	876	$—	910	$—	$144,953	$(3)	$(138,741)	$6,209
Issuance of common stock upon the exercise of warrants	—	—	12	—	—	—	—	—
Stock-based compensation	—	—	—	—	44	—	—	44
Net loss for the three months ended March 31, 2022	—	—	—	—	—	—	(2,821)	(2,821)
Balance at March 31, 2022	876	$—	922	$—	$144,997	$(3)	$(141,562)	$3,432
Issuance of common stock under employee stock option and stock purchase plans	—	—	6	—	5	—	—	5
Issuance of common stock and warrants	—	—	188	1	3,499	—	—	3,500
Offering costs on issuance of common stock and warrants	—	—	—	—	(334)	—	—	(334)
Stock-based compensation	—	—	—	—	54	—	—	54
Net loss for the three months ended June 30, 2022	—	—	—	—	—	—	(2,486)	(2,486)
Balance at June 30, 2022	876	$—	1,116	$1	$148,221	$(3)	$(144,048)	$4,171
Issuance of common stock and warrants	—	—	197	—	—	—	—	—
Stock-based compensation	—	—	—	—	17	—	—	17
Net loss for the three months ended September 30, 2022	—	—	—	—	—	—	(2,662)	(2,662)
Balance at September 30, 2022	876	$—	1,313	$1	$148,238	$(3)	$(146,710)	$1,526
*Shares outstanding for prior periods have been restated for the 1-for-7 reverse stock split effective June 16, 2023.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Cash flows from operating activities:
Net loss	$(944)	$(2,662)	$(3,444)	$(7,969)
Adjustments to reconcile net loss to net cash used in operating activities:
Other income	(40)	—	(40)	(30)
Depreciation	8	42	24	129
Stock-based compensation	(13)	17	36	115
Provision for doubtful accounts receivable	—	1	50	(3)
Provision for slow-moving and obsolete inventories	62	220	(68)	164
Provision for warranties	—	(74)	(37)	(53)
Amortization of loan discounts and origination fees	59	87	168	247
Loss on write-off of property and equipment	—	76	—	76
Changes in operating assets and liabilities (sources / (uses) of cash):
Accounts receivable	(46)	139	(449)	240
Inventories	340	792	643	1,546
Short-term deposits	(117)	(110)	(140)	(51)
Prepaid and other assets	28	46	488	162
Accounts payable	(459)	629	398	(92)
Accrued and other liabilities	87	(101)	1	(461)
Deferred revenue	—	7	—	(261)
Total adjustments	(91)	1,771	1,074	1,728
Net cash used in operating activities	(1,035)	(891)	(2,370)	(6,241)
Cash flows from investing activities:
Acquisitions of property and equipment	(27)	(9)	(27)	(41)
Net cash used in investing activities	(27)	(9)	(27)	(41)

(continued on next page)

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Cash flows from financing activities (sources / (uses) of cash):
Proceeds from the issuance of common stock and warrants	1,750	—	6,079	3,500
Offering costs paid on the issuance of common stock and warrants	—	—	—	(334)
Costs related to reverse stock-split	—	—	(16)	—
Principal payments under finance lease obligations	—	—	—	(1)
Proceeds from exercise of stock options and employee stock purchase plan purchases	—	—	—	5
Payments on the 2021 Streeterville Note	—	(410)	—	(1,435)
Proceeds from the 2022 Streeterville Note	—	—	—	2,000
Payments on the 2022 Streeterville Note	(125)	—	(625)	—
Proceeds from the related party promissory note payable	—	450	—	450
Deferred financing costs	—	(95)	—	(329)
Net payments on proceeds from the credit line borrowings - Credit Facilities	(188)	58	(1,402)	(215)
Net cash provided by financing activities	1,437	3	4,036	3,641

Net increase (decrease) in cash	375	(897)	1,639	(2,641)
Cash, beginning of period	1,316	938	52	2,682
Cash, end of period	$1,691	$41	$1,691	$41

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)

NOTE 1. NATURE OF OPERATIONS

Energy Focus, Inc. engages primarily in the design, development, manufacturing, marketing and sale of energy-efficient lighting systems and controls. We develop, market, and sell high-quality light-emitting diode (“LED”) lighting and control products in the commercial market and military maritime market (“MMM”). Our mission is to enable our customers to run their facilities with greater energy efficiency and productivity and increased human health and wellness through advanced LED retrofit solutions. Our goal is to be the human wellness lighting and LED technology and market leader for the most demanding applications where performance, quality, value, environmental impact, and health are considered paramount. We specialize in LED lighting retrofit by replacing fluorescent, high-intensity discharge lighting and other types of lamps in institutional buildings for primarily indoor lighting applications with our innovative, high-quality commercial and military-grade tubular LED (“TLED”) products, as well as other LED and lighting control products for commercial applications. We are also evaluating adjacent technologies, including Gallium Nitride (“GaN”) based power supplies and additional market opportunities for energy solution products that support sustainability in our existing channels.

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
We have prepared the accompanying financial data for the three and nine months ended September 30, 2023 and 2022 pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The accompanying financial data and information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Annual Report”). The Condensed Consolidated Balance Sheet as of December 31, 2022 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly our Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022, Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2023 and 2022, and Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2023 and 2022.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
Going Concern and Nasdaq Continued Listing Requirements Compliance
Due to our financial performance as of September 30, 2023 and December 31, 2022, including net losses of $3.4 million for the nine months ended September 30, 2023 and $10.3 million for the twelve months ended December 31, 2022, and total cash used in operating activities of $2.4 million for the nine months ended September 30, 2023 and $6.7 million for the twelve months ended December 31, 2022, we determined that substantial doubt about our ability to continue as a going concern continues to exist at September 30, 2023. As a result of restructuring actions and initiatives, we have tailored our operating expenses to be more in line with our expected sales volumes; however, we continue to incur losses and have a substantial accumulated deficit.
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
Nasdaq Capital Market Compliance
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

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
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
As of the date of this Quarterly Report, the Company believes it has maintained compliance with the Minimum Stockholders’ Equity Rule for continued listing on the Nasdaq Capital Market. To become compliant with the Bid Price Rule, the Company effected a 1-for-7 reverse stock split to increase the per share trading price of the common stock effective on June 16, 2023 (See Note 9, “Stockholders’ Equity”).
However, there can be no assurance that the Company will be able to maintain compliance with the Minimum Stockholders’ Equity Rule, Bid Price Rule, or other Nasdaq listing requirements. If the Company fails to maintain compliance with Nasdaq’s continued listing standards in accordance with the Panel’s decision, the Company’s common stock will be subject to delisting from Nasdaq.
Use of estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact us in the future, actual results may vary from the estimates. Estimates include, but are not limited to, the establishment of reserves for accounts receivable, sales returns, inventory obsolescence and warranty claims; the useful lives of property and equipment; valuation allowance for net deferred taxes; and stock-based compensation. The Company began using estimates for its calculation of allowance for doubtful accounts receivable under Accounting Standards Codification (“ASC”) 326, Measurement of Credit Losses on

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
Financial Instruments (“CECL”) commencing in 2023. In addition, estimates and assumptions associated with the determination of the fair value of financial instruments and evaluation of long-lived assets for impairment require considerable judgment. Actual results could differ from those estimates and such differences could be material.
Revenue
Net sales include revenues from sales of products and shipping and handling charges, net of estimates for product returns. Revenue is measured at the amount of consideration we expect to receive in exchange for the transferred products. We recognize revenue at the point in time when we transfer the promised products to the customer and the customer obtains control over the products. Distributors’ obligations to us are not contingent upon the resale of our products. We recognize revenue for shipping and handling charges at the time the goods are shipped to the customer, and the costs of outbound freight are included in cost of sales. We provide product returns based on historical return rates. While we incur costs for sales commissions to our sales employees and outside agents, we recognize commission costs concurrent with the related revenue, as the amortization period is less than one year. We do not incur any other incremental costs to obtain contracts with our customers. Our product warranties are assurance-type warranties, which promise the customer that the products are as specified in the contract. Therefore, the product warranties are not a separate performance obligation and are accounted for as described below. Sales taxes assessed by governmental authorities are accounted for on a net basis and are excluded from net sales.
The following table provides a disaggregation of product net sales for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net sales:
Commercial	$498	$1,288	$1,261	$3,397
MMM products	841	476	2,063	1,908
Total net sales	$1,339	$1,764	$3,324	$5,305
Accounts Receivable
Our trade accounts receivable consists of amounts billed to and currently due from customers. Substantially all of our customers are concentrated in the United States. In the normal course of business, we extend unsecured credit to our customers related to the sale of our products. Credit is extended to customers based on an evaluation of the customer’s financial condition and the amounts due are stated at their estimated net realizable value. We maintain allowances for sales returns and doubtful accounts receivable to provide for the estimated number of account receivables that will not be collected. The allowance is based on an assessment of forward-looking customer credit-worthiness and historical payment experience, the age of outstanding receivables, and performance guarantees to the extent applicable. Past due amounts are written off when our internal collection efforts have been unsuccessful, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. We do not generally require collateral from our customers.
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
On January 1, 2023, the Company adopted ASC 326. The standard adds to U.S. GAAP an impairment model known as the CECL model, which is based on expected losses rather than incurred losses. This standard only impacts the Company’s trade receivables. The Company decided to use the roll rate method of valuing its reserve for trade receivables. The reserve

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
is based on a careful review of past delinquencies and forward-looking considerations, such as customer responsiveness. This resulted in a $2 thousand adjustment to Retained Earnings as of January 1, 2023 and charges to bad debt expense of $12 thousand in the first quarter of 2023, $3 thousand in the second quarter of 2023, and $(14) thousand in the third quarter of 2023.
Pursuant to ASC 606, Revenue Recognition, contract assets and contract liabilities as of the beginning and ending of the reporting periods must be disclosed. Below is the breakout of the Company’s contract assets for such periods:

	September 30, 2023	December 31, 2022	January 01, 2022
Gross Accounts Receivable	$920	$471	$1,254
Less: Allowance for Doubtful Accounts	(76)	(26)	(14)
Net Accounts Receivable	$844	$445	$1,240
Geographic information
All of our long-lived fixed assets are located in the United States. For the three and nine months ended September 30, 2023 and 2022, approximately 99% of sales were attributable to customers in the United States. The geographic location of our net sales is derived from the destination to which we ship the product.
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

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
The following table presents a reconciliation of basic and diluted loss per share computations (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(944)	$(2,662)	$(3,444)	$(7,969)

Denominator:
Basic and diluted weighted average shares of common stock outstanding *	3,514	1,313	2,868	1,087
* Shares outstanding for prior periods have been restated for the 1-for-7 reverse stock split effective June 16, 2023.
As a result of the net loss we incurred for the three months ended September 30, 2023, convertible securities representing approximately 25 thousand shares of common stock were excluded from the basic loss per share calculation as their inclusion would have been anti-dilutive. As a result of the net loss we incurred for the three months ended September 30, 2022, warrants and convertible securities representing approximately 31 thousand and 25 thousand shares of common stock, respectively, were excluded from the basic loss per share calculation as their inclusion would have been anti-dilutive.
As a result of the net loss we incurred for the nine months ended September 30, 2023, convertible securities representing approximately 25 thousand shares of common stock were excluded from the basic loss per share calculation because their inclusion would have been anti-dilutive. As a result of the net loss we incurred for the nine months ended September 30, 2022, warrants and convertible securities representing approximately 29 thousand and 25 thousand shares of common stock, respectively, were excluded from the basic loss per share calculation because their inclusion would have been anti-dilutive.
Product warranties
We warrant our commercial and MMM LED products and controls for periods generally ranging from five to ten years. Warranty settlement costs consist of actual amounts expensed for warranty, which are largely a result of the cost of replacement products or rework services provided to our customers. A liability for the estimated future costs under product warranties is maintained for products under warranty based on the actual claims incurred to date and the estimated nature, frequency, and costs of future claims. As warranty coverage from prior period sales expires, previous accruals are released. These estimates are inherently uncertain and changes to our historical or projected experience may cause material changes to our warranty reserves in the future. We continuously review the assumptions related to the adequacy of our warranty reserve, including product failure rates, and make adjustments to the existing warranty liability when there are changes to these estimates or the underlying replacement product costs, or the warranty period expires.
The following table summarizes warranty activity for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Balance at beginning of period	$146	$315	$183	$295
Warranty accruals for current period sales	1	(23)	3	(17)
Adjustments to existing warranty reserves	—	(57)	(39)	(29)
In kind settlements made during the period	—	7	—	(7)
Accrued warranty reserve at end of period	$147	$242	$147	$242

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
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
September 30, 2023
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
For the three months ended September 30, 2023, sales to one U.S. Navy shipbuilders and a distributor to the U.S. Navy accounted for approximately 16% and 26% of net sales, respectively. When sales to our primary distributors for the U.S. Navy are combined with sales to shipbuilders for the U.S. Navy, total net sales of products for the U.S. Navy comprised approximately 42% of net sales for the same period. For the three months ended September 30, 2022, sales to a regional commercial lighting retrofit company accounted for approximately 32% of net sales. When sales to our primary distributors for the U.S. Navy are combined with sales to shipbuilders for the U.S. Navy, net sales of products for the U.S. Navy comprised less than 10% of net sales for the same period.
For the nine months ended September 30, 2023, sales to a U.S. Navy shipbuilder and a distributor to the Department of Defense accounted for approximately 15% and 14% of net sales, respectively. When sales to our primary distributor for the U.S. Navy are combined with sales to shipbuilders for the U.S. Navy, total net sales of products for the U.S. Navy comprised approximately 29% of net sales for the same period. For the nine months ended September 30, 2022, sales to our primary distributor for the U.S. Navy, a regional commercial lighting retrofit company, and a commercial building system provider, accounted for approximately 13%, 15%, and 10% of net sales, respectively. When sales to our primary distributor for the U.S. Navy are combined with sales to shipbuilders for the U.S. Navy, total net sales of products for the U.S. Navy comprised approximately 17% of net sales for the same period.
Two distributors for the Department of Defense and a U.S. Navy shipbuilder accounted for approximately 10%, 21% and 10% of net trade accounts receivable, respectively, at September 30, 2023. At December 31, 2022, a distributor for the Department of Defense accounted for 25% of our net trade accounts receivable and a shipbuilder for the U.S. Navy accounted for 30% of our net trade accounts receivable.
One supplier accounted for more than 10% of our total expenditures for the three and nine months ended September 30, 2023. One offshore supplier, which is related party, accounted for approximately 13% and 7%, respectively, of our total expenditures for the three and nine ended September 30, 2023. One offshore supplier accounted for approximately 17% and 18%, respectively, of our total expenditures for the three and nine ended September 30, 2022.
At September 30, 2023, two offshore suppliers accounted for approximately 48% and 22% of our trade accounts payable balance, respectively. At December 31, 2022, one offshore supplier accounted for approximately 36% of our trade accounts payable balance, respectively.
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
September 30, 2023
(Unaudited)
NOTE 3. INVENTORIES
Inventories are stated at the lower of standard cost (which approximates actual cost determined using the first-in, first-out cost method) or net realizable value, and consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Raw materials	$3,066	$3,347
Finished goods	4,295	4,656
Reserves for excess, obsolete, and slow-moving inventories	(2,460)	(2,527)
Inventories, net	$4,901	$5,476
The following is a roll-forward of the reserves for excess, obsolete, and slow-moving inventories (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Beginning balance	$(2,400)	$(2,792)	$(2,527)	$(3,050)
Accrual	(169)	(241)	(155)	(442)
Reduction due to sold inventory	109	21	222	278
Write-off for disposed inventory	—	353	—	555
Reserves for excess, obsolete, and slow-moving inventories	$(2,460)	$(2,659)	$(2,460)	$(2,659)

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
September 30, 2023
(Unaudited)
NOTE 5. PROPERTY AND EQUIPMENT
Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets and consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Equipment (useful life 3 to 15 years)	$1,061	$1,061
Tooling (useful life 2 to 5 years)	190	190
Leasehold improvements (the shorter of useful life or lease life)	141	141
Projects in progress	27	—
Property and equipment at cost	1,419	1,392
Less: accumulated depreciation	(1,340)	(1,316)
Property and equipment, net	$79	$76
Depreciation expense was $8 thousand and $42 thousand for the three months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023 and 2022, depreciation expense was $24 thousand and $129 thousand, respectively.
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
Components of the operating lease costs recognized in net loss were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Operating lease cost (income)
Sub-lease income	$—	$(9)	$—	$(90)
Lease cost	122	83	354	298
Total lease cost, net	$122	$74	$354	$208

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
Supplemental balance sheet information related to the Company’s operating and finance leases as of September 30, 2023 and December 31, 2022 are as follows (in thousands):

	September 30, 2023	December 31, 2022
Operating Leases
Operating lease right-of-use assets	$967	$1,180

Operating lease liabilities	$1,073	$1,227

Finance Leases
Property and equipment	13	13
Allowances for depreciation	(13)	(13)
Finance lease assets, net	$—	$—
Future minimum lease payments required under operating leases for each of the 12-month rolling periods below in effect at September 30, 2023 are as follows (in thousands):

Operating Leases
October 2023 to September 2024	$378
October 2024 to September 2025	380
October 2025 to September 2026	388
October 2026 to September 2027	294
Total future undiscounted lease payments	1,440
Less imputed interest	367
Total lease obligations	$1,073
Supplemental cash flow information related to leases for the three and nine months ended September 30, 2023 and 2022, was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Supplemental cash flow information
Cash paid, net, for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$97	$86	$286	$326
Financing cash flows from finance leases	$—	$—	$—	$1

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
NOTE 7. DEBT
Credit facilities
On August 11, 2020, we entered into two debt financing arrangements (together, the “Credit Facilities”) that allowed for expanded borrowing capacity at a lower blended borrowing cost.
Inventory Facility with Crossroads
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
Pursuant to the Crossroads Amendment, Crossroads and the Company also agreed to extend the Inventory Facility’s current term through December 31, 2023, while eliminating the minimum borrowing amount and unused line fees and reducing the monthly service fee to a lower, fixed amount. The Company also agreed to a slightly increased interest rate, which was more than offset by the reduction in the monthly service fees. Pursuant to the Crossroads Amendment, the interest rate on borrowings under the Inventory Facility is now a per annum rate equal to (i) the Three-Month LIBOR rate plus 5.5% or (ii) at Crossroads’ discretion, an alternative reference rate, SOFR (Secured Overnight Financing Rate), plus 6.00%. The Inventory Facility was paid in full on September 24, 2023 and the Company wrote off the difference of $40 thousand between the final invoice amount and the carrying value of the debt, which was recorded as interest income.
Receivables Facility with FSW Funding
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
Borrowings under the Inventory Facility were $1.4 million at December 31, 2022. Borrowings under the Receivables Facility were $0.1 million at December 31, 2022. These facilities are recorded in the Condensed Consolidated Balance Sheets as of December 31, 2022 as a current liability under the caption “Credit line borrowings.” Outstanding balances include $47 thousand for the Inventory Facility and $15 thousand for the Receivables Facility as of December 31, 2022.
Promissory Notes
During the third and fourth quarters of the year ended December 31, 2022, we entered into short-term unsecured promissory notes (the “2022 Promissory Notes”) with Mei Yun (Gina) Huang, Jay Huang, and Tingyu Lin. Ms. Huang is a member of the Board of Directors and Mr. Jay Huang is our Chief Executive Officer (“CEO”) and a former member of the Board of Directors in connection with the Sander Private Placement, as described below in Note 9, “Stockholders’ Equity.” The total

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
liability for the 2022 Promissory Notes was $1.5 million at December 31, 2022. All of the 2022 Promissory Notes were exchanged for common stock on January 17, 2023. See Note 9, “Stockholders’ Equity.”
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
The 2022 Streeterville Note had an original maturity date of April 21, 2024, and accrues interest at 8% per annum, compounded daily, on the outstanding balance. On January 17, 2023, we agreed with Streeterville to restructure and pay down the 2022 Streeterville Note and extend its maturity date to December 1, 2024 (the “2022 Streeterville Note Amendment”). We agreed to make payments to reduce the outstanding amounts of the 2022 Streeterville Note by $500 thousand by January 20, 2023 (which amount has been paid) and by $250 thousand by July 14, 2023 ($125 thousand of which has already been satisfied pursuant to the March 2023 Exchange Agreement (as defined below) and $125 thousand has been paid on July 12, 2023). Streeterville agreed to extend the term of the 2022 Streeterville Note through December 1, 2024, and beginning January 1, 2024, we would make twelve monthly repayments of approximately $117 thousand each. We would have the right to prepay any of the scheduled repayments at any time or from time to time without additional penalty or fees. Provided we make all payments as scheduled or earlier, the 2022 Streeterville Note will be deemed paid in full and shall automatically be deemed canceled.
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

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
The total liability for the 2022 Streeterville Note, net of discount and financing fees, was $1.3 million and $2.0 million at September 30, 2023 and December 31, 2022, respectively.
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
NOTE 8. INCOME TAXES
As a result of the operating loss incurred during each of the three and nine months ended September 30, 2023 and 2022, and after the application of the annual limitation set forth under Section 382 of the Internal Revenue Code of 1986, as amended (the “IRC”), it was not necessary to record a provision for U.S. federal income tax.
At September 30, 2023 and December 31, 2022, we had a full valuation allowance recorded against our deferred tax assets.
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

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
NOTE 9. STOCKHOLDERS’ EQUITY
September 2023 Private Placement
On September 29, 2023, the Company entered into a securities purchase agreement with certain purchasers, pursuant to which the Company agreed to issue and sell in a private placement an aggregate of 853,658 shares of the Company’s common stock, par value $0.0001 per share, for a purchase price per share of $2.05 (the “September 2023 Private Placement”).
Aggregate gross proceeds to the Company in respect of the September 2023 Private Placement were approximately $1.75 million. The September 2023 Private Placement closed on September 29, 2023.
June 2023 Private Placement
On June 29, 2023, the Company entered into a securities purchase agreement with certain purchasers, pursuant to which the Company agreed to issue and sell in a private placement an aggregate of 746,875 shares of the Company’s common stock, par value $0.0001 per share, for a purchase price per share of $1.76 (the “June 2023 Private Placement”). One of the purchasers was Mr. Huang, the Company’s CEO.
Aggregate gross proceeds to the Company in respect of the June 2023 Private Placement were approximately $1.3 million. The June 2023 Private Placement closed on June 29, 2023.
1-for-7 Reverse Stock Split
At the Company’s annual meeting of stockholders held on June 15, 2023, the Company’s stockholders approved a form of the certificate of amendment (“Certificate of Amendment”) to the Certificate of Incorporation and authorized our board of directors to amend the Certificate of Incorporation to effect a reverse stock split of the outstanding shares of the Company’s common stock at a ratio ranging from any whole number of at least 1-for-2 and up to 1-for-10, with the exact ratio within the foregoing range to be determined by the board of directors in its sole discretion.

On June 15, 2023, our board of directors determined to set the reverse stock split at 1-for-7 (the “Split Ratio”). The Certificate of Amendment to our Certificate of Incorporation was filed with the Secretary of State of the State of Delaware on June 15, 2023, with the reverse stock split becoming effective on June 16, 2023 (the “Effective Time”). At the Effective Time, every seven shares of common stock issued and outstanding automatically combined into one validly issued, fully paid and non-assessable share of common stock. No fractional shares were issued as a result of the reverse stock split. The fractional shares were settled in cash in an amount not material to the Company. The $0.0001 par value per share of common stock and other terms of the common stock were not affected by the reverse stock split. The number of authorized shares of common stock under the Certificate of Incorporation remained unchanged at 50,000,000 shares.

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

March 2023 Private Placements
On March 28, 2023, the Company entered into a securities purchase agreement with Mr. Jay Huang pursuant to which the Company agreed to issue and sell, in a private placement (the “March 28, 2023 Private Placement”), 15,500 shares of the Company’s common stock for a purchase price of $3.55 per share.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
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

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
and, as such, have considered the 196,978 shares underlying them to be outstanding effective June 7, 2022, for purposes of calculating net loss per share.
In July 2022, all of the June 2022 Pre-Funded Warrants were exercised. As of September 30, 2023, June 2022 Warrants to purchase an aggregate of 384,615 shares remained outstanding, with a weighted average exercise price of $9.10 per share. The exercise of the remaining June 2022 Warrants outstanding could provide us with cash proceeds of up to $3.5 million in the aggregate.
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
In January 2022, all of the December 2021 Pre-Funded Warrants were exercised. As of September 30, 2023, December 2021 Warrants to purchase an aggregate of 182,630 shares remained outstanding, with an exercise price of $24.64 per share. The December 2021 Warrants expire on December 16, 2026. The exercise of the remaining December 2021 Warrants outstanding could provide us with cash proceeds of up to $4.5 million in the aggregate.
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

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
and payable on our common stock on an as-converted basis, and (c) is convertible at the option of the holder into shares of our common stock on a 1-for-35 basis.
As of September 30, 2023 and December 31, 2022, there were 876,447 Series A Preferred Stock issued and outstanding which can be convertible into 25 thousand shares of common stock at the option of the holder.
Warrants
During the three and nine months ended September 30, 2023 and September 30, 2022, no warrants were exercised.
As of September 30, 2023 and 2022, we had the following outstanding warrants:

	As of September 30, 2023	As of September 30, 2022
	Number of Underlying Shares		Exercise Price	Expiration
June 2022 Warrants	384,615	384,615	$9.10	December 16, 2026
December 2021 Warrants	182,630	182,630	$24.64	June 7, 2027
January 2020 Investor Warrants	26,819	26,819	$23.59	January 13, 2025
January 2020 Placement Agent Warrants	5,954	5,954	$34.96	January 13, 2025
	600,018	600,018
Stock-based compensation
Stock-based compensation expense is attributable to stock options and restricted stock unit awards. For all stock-based awards, we recognize expense using a straight-line amortization method.
The following table summarizes stock-based compensation expense and the impact it had on operations for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Cost of sales	$—	$—	$1	$2
Product development	(7)	4	—	16
Selling, general, and administrative	(6)	13	35	97
Total stock-based compensation	$(13)	$17	$36	$115
Total unearned stock-based compensation was $0.1 million at September 30, 2023, compared to $0.2 million at September 30, 2022. These costs will be charged to expense and amortized on a straight-line basis in future periods. The weighted average period over which the unearned compensation at September 30, 2023 is expected to be recognized is approximately 2.9 years.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
Stock options
The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. Estimates utilized in the calculation include the expected life of the option, risk-free interest rate, and expected volatility, and are further detailed below:

	Nine months ended September 30,
	2023	2022
Fair value of options issued	$2.49	$5.39
Exercise price	$3.04	$6.65
Expected life of options (in years)	6.1	6.1
Risk-free interest rate	3.5%	3.0%
Expected volatility	101.8%	104.0%
Dividend yield	0.0%	0.0%
A summary of option activity under all outstanding stock incentive plans for the nine months ended September 30, 2023 is presented as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)
Balance at December 31, 2022	47,103	$13.78
Granted	11,427	3.04
Canceled/forfeited	(21,106)	16.80
Expired	(3,827)	17.06
Balance at September 30, 2023	33,597	$7.85	8.8

Vested and expected to vest at September 30, 2023	27,864	$8.50	8.7

Exercisable at September 30, 2023	9,574	$14.94	8.7
*Options have been restated for the 1-for-7 reverse stock split effective June 16, 2023.
Restricted stock units
A summary of restricted stock unit activity under all outstanding stock incentive plans for the nine months ended September 30, 2023 is presented as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in years)
Balance at December 31, 2022	1,657	$11.13
Expired	(1,428)	4.90
Canceled/forfeited	(229)	49.99
Balance at September 30, 2023	—	$—	—
*Restricted stock units have been restated for the 1-for-7 reverse stock split effective June 16, 2023.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
NOTE 10. COMMITMENTS AND CONTINGENCIES
Purchase Commitments
As of September 30, 2023, we had approximately $1.5 million in outstanding purchase commitments for inventory, which is expected to ship in the fourth quarter of 2023. We have 89% of the outstanding purchase commitments with a related party.
NOTE 11. RELATED PARTY TRANSACTIONS
The Company has an agreement with Sander Electronics, Inc., a shareholder of the Company, which provides for purchases by the Company of TLED products and spare parts. Purchases from Sander Electronics, Inc for the three and nine months ended September 30, 2023 totaled $196 thousand and $272 thousand, respectively. Accounts payable to Sander Electronics, Inc. amounted to $272 thousand and $0 as of September 30, 2023, and December 31, 2022, respectively.

Please refer to Note 7 for further details on Promissory Notes from shareholders.

Please refer to Note 9 for further details on Private Placements in 2023 and 2022

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
Overview
Energy Focus, Inc. engages primarily in the design, development, manufacturing, marketing, and sale of energy-efficient lighting systems and controls. We develop, market and sell high-quality light-emitting diode (“LED”) lighting and control products in the commercial market and military maritime market (“MMM”). Our mission is to enable our customers to run their facilities with greater energy efficiency, productivity, and human health and wellness through advanced LED retrofit solutions. Our goal is to be a market leader for the most demanding applications where performance, quality, value, environmental impact, and health are considered paramount. We specialize in energy efficient LED lighting retrofit products, replacing fluorescent, high-intensity discharge lighting and other types of lamps in institutional buildings for primarily indoor lighting applications with our innovative, high-quality commercial and military-grade tubular LED (“TLED”) products, as well as other LED and lighting control products for commercial and consumer applications. We are also evaluating adjacent technologies, including Gallium Nitride (“GaN”) based power supplies and additional market opportunities for energy solution products that support sustainability in our existing channels.
The LED lighting industry has changed dramatically over the past several years due to increasing competition and price erosion. We have been experiencing these industry forces in both our military and commercial business since 2016, when we once commanded significant price premiums for our flicker-free TLEDs with industry leading warranties. In more recent years, we have focused on redesigning our products for lower costs and consolidated our supply chain for stronger purchasing power in an effort to price our products more competitively while not impacting the performance and quality. Despite these efforts, our legacy products continue to face extreme price competition and a convergence of product functionality in the marketplace, and we have shifted to diversifying our supply chain in an effort to increase value and remain competitive. These trends are not unique to Energy Focus as evidenced by the increasing number of industry peers facing challenges, exiting LED lighting, selling assets and even going out of business.
In addition to continuously pursuing cost reductions, our strategy to combat these trends is to innovate both our technology and product offerings with differentiated products and solutions that offer greater, distinct value. Specific examples of these products we have developed include the RedCap®, our patented emergency backup battery integrated TLED, EnFocus™, our unique dimmable/color-tunable lighting and powerline control platform that we launched in 2020, and the second generation of EnFocus™ powerline control switches and circadian lighting system. We are looking forward to the continued support and growth of our existing EnFocus™ product line which is particularly attractive for its ease of install and ease of use in spaces with transient occupation. The Company have enhanced the performance of our RedCap® product by providing a more user friendly experience in 2023. We continue to evaluate our sales strategy and believe our go-to-market strategy that focuses more on direct-sales marketing, selectively expanding our channel partner network to cover territories across the country, and listening to the voice of the customer will lead to better and more impactful product development efforts that we believe will eventually translate into larger addressable markets and greater sales growth for us.
Throughout 2023, the Company continued to make significant cost cutting efforts to address operational expenses while maintaining customer satisfaction and delivering goods on-time. Investments into Energy Focus have contributed to the ability of the Company to continue to not only provide quality products and services, but to both expand and rationalize product offerings.
It is our belief that the continued dramatic rightsizing efforts undertaken in 2022 and 2023, along with reorganization of the sales team and ongoing development of innovative, high-value products and an expanded distribution network, will over time result in improved sales and bottom-line performance for the Company.
During 2021 and into 2022, our MMM business continued to face challenges resulting from the delayed availability of government funding and the timing of U.S. Navy awards, with several anticipated projects facing repeated and ongoing delays. This sector also maintains very long sales cycles. The timeline between bid to order can often take at least six months, and many MMM products are built-to-order with resultant lead times before orders become revenue. We continue to pursue opportunities from the U.S. Navy and the government sector to minimize such volatility. Previously in our MMM business, significant efforts undertaken to reduce costs in our product offerings have positioned us to be more competitive along with improved production efficiencies. Such efforts allowed us to continue to win bids and proposals that helped grow our MMM sales pipeline in the second half of 2022. In May 2022, we reinvested in our MMM sales channel with a strategic hire to lead our MMM sales effort. While we continue to aggressively seek to increase sales of our commercial products, the MMM business offers us continued sales opportunities, in addition to validating our product quality and strengthening our brand trust in the marketplace. However, due to product mix impacts resulting from the continued impact of the COVID-19 pandemic on commercial sales, our current financial results are in part driven by, and reflect volatility in, our MMM sales. Notwithstanding the aforementioned challenges and results, we are pleased to see a growth during the three months ended September 30, 2023 in quotation opportunities in both MMM and commercial product lines
Meanwhile, we continue to seek additional external funding alternatives and sources to support our growth strategies, plans and initiatives. The recent strategic investments in 2023 by Sander Electronics, Inc. (“Sander”) contributed meaningful external capital, as well as presents synergistic opportunities to improve and diversify our supply chain and product offerings. We plan in part to achieve profitability through increasing sales in our innovative products such as EnFocus powerline control technology and further leveraging our unique and proprietary technology such as RedCap®, as well as executing on our multi-channel sales strategy that targets key verticals, such as government, healthcare, education and commercial and industrial, complemented by our marketing outreach campaigns and expanding channel partnerships. We also plan to continue to develop advanced lighting and lighting control applications built upon the EnFocus platform that aim to serve the commercial market. We are also evaluating adjacent technologies including ruggedized industrial retrofit lighting applications and GaN-based power supplies and other market opportunities in energy solutions products that support sustainability in our existing channels. In addition, we intend to continue to apply rigorous financial discipline to our organizational structure, business processes and policies, strategic sourcing activities and supply chain practices to help accelerate our path towards profitability.

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
Despite continuing progress on cost reduction throughout 2022 and 2023, the Company’s results reflect the challenges due to long and unpredictable sales cycles, unexpected delays in MMM and commercial customer retrofit budgets and project starts, and supply chain issues. There has also been continuing aggressive price competition in the lighting industry. We continued to incur losses and we have a substantial accumulated deficit, which continues to raise substantial doubt about our ability to continue as a going concern at September 30, 2023.
On June 28, 2023, the Company received notices of resignation from the following four members of the Board of Directors: Jennifer Cheng, Brian Lagarto, Jeffery Parker, and Stephen Socolof. Their terms as directors would have otherwise expired at the 2024 annual meeting of stockholders of the Company. The resignations did not involve any disagreement with the Company.
On July 2, 2023, the remaining members of the Board of Directors unanimously appointed the following four new members to the Board of Directors: Kin-Fu Chen, Shou-Jang Lee, Jason Tien-Chia Tsai, and Chao-Jen Huang (“Jay Huang”). The Board of Directors affirmatively determined that, at the time of his appointment, each of the new members of the Board of Directors is an independent director under the corporate governance standards of the Nasdaq.
On August 24, 2023, the Board of Directors approved the termination of the Company’s chief executive officer and appointed Jay Huang to serve as the Company’s new chief executive officer. In line with this decision, Mr. Huang will discontinue his role as Chairman of the Board. As part of this transition, the Board has appointed Kin Fu Chen as the Chairman of the Board.
Our Business Strategy
Demand-oriented Approach

In order to deepen our relationships with customers, we are in the process of re-establishing our service model, aiming to provide richer and more targeted customer service. We believe that by increasing opportunities for interaction with our customers, we can better understand their needs, thereby enhancing their loyalty to our brand.

To ensure that EFOI’s products, pricing, and customer service lifecycle are better aligned, we are building a comprehensive value model to ensure consistency in the products and services we provide throughout the customer journey. We have begun an in-depth analysis of our current and past top 10 customers over the last five years to identify the core factors that make them loyal customers. By analyzing this data, we hope to reveal the key elements that enhance customer stickiness, providing them with more reasons and value to stay with us. In particular, we are actively focusing on customers with high loyalty to better meet their needs. This is not only an acknowledgment of our products but also a validation of the quality of our service.

Supply-oriented Approach

EFOI is committed to adopting three main sustainable economy strategies: 'Green Supply Chain', 'Green Product', and 'Green Manufacturing', aiming to promote sustainability throughout the entire value chain. The Company is working closely with its supply chain partners to 'optimize recycling mechanisms' and 'strengthen packaging design', integrating sustainable economy principles into the core of supply chain management.

Guided by the vision of 'transcending traditional corporate social responsibility and creating shared value', EFOI’s team is focusing on stakeholders, aiming to achieve a 'dual profit engine' effect by combining 'financial performance' and 'Environmental, Social, and Governance (ESG)' practices. This strategy not only aligns with the Company’s responsibility and sustainability goals but is also expected to enhance overall performance and market competitiveness. EFOI's operational team's new strategy focuses on integrating environmental and economic benefits, aiming to create a win-win situation that benefits the company, society, and the environment.

Under the premise of a similar industrial environment and familiar relationships, our professional skills complement those of our supply chain partners. This foundation of cooperation enables us to more easily achieve common goals of cost reduction, profit sharing, and exploring new business opportunities. This not only strengthens our cooperative relationship but also lays a solid foundation for our joint efforts towards a better future.

Financial-oriented Approach

The Company applies strategic financial management in the below perspective.

Control and Monitoring of Assets and Liabilities
•Assets: Regularly evaluate all assets, especially inventory, to ensure they remain in optimal condition in terms of value and performance. Minimize or mitigate the impact of inefficient and aging assets, focusing on assets with high efficiency and return.
•Liabilities: Ensure a robust liability structure, optimize the cost of liabilities, and seek lower interest rates and more favorable repayment terms. Regularly review the liability situation to ensure the company’s level of liabilities remains within a safe range.

Structured Profitability
•Revenue Growth: Develop diversified revenue streams, reduce dependency on single business or market, continuously optimize products and services, and enhance market competitiveness.
•Cost Control: Strictly control operating costs, seek opportunities to reduce costs, and ensure the efficient use of resources to optimize operations.
•Cash Flow Management: Establish a sound accounts receivable and payable management system to ensure timely collection of receivables and reasonable arrangement of payments. Maintain sufficient cash reserves to cope with potential funding shortages.

Results of operations
The following table sets forth items in our Condensed Consolidated Statements of Operations as a percentage of net sales for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	103.6	109.2	95.5	101.5
Gross (loss) profit	(3.6)	(9.2)	4.5	(1.5)

Operating expenses:
Product development	—	20.7	13.3	23.0
Selling, general, and administrative	53.2	102.2	87.6	111.1
Loss on write-off of property and equipment	—	4.3	—	1.4
Total operating expenses	53.2	127.2	100.9	135.5
Loss from operations	(56.8)	(136.4)	(96.4)	(137.0)

Other expenses (income):
Interest expense, net	2.5	13.3	6.8	12.8
Other income	—	—	(0.5)	(0.6)
Other expenses	0.5	1.1	0.8	0.9

Net loss	(59.8)%	(150.8)%	(103.5)%	(150.1)%

Net sales
A further breakdown of our net sales is presented in the following table (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Commercial	$498	$1,288	$1,261	$3,397
MMM products	841	476	2,063	1,908
Total net sales	$1,339	$1,764	$3,324	$5,305
Net sales of $1.3 million for the third quarter of 2023 decreased $0.4 million, or 24%, compared to third quarter of 2022 net sales of $1.8 million, primarily driven by a decrease in commercial sales of $0.8 million, or 61%, that was partially offset by an increase in MMM sales of $0.4 million, or 77%. MMM sales increased due to larger sales orders obtained for MMM products as well as efficiency increased by the replacement of the head of MMM sales mid-year 2022. Net commercial product sales decreased in the third quarter of 2023 compared to the same period in 2022, primarily due to the lack of availability in high margin, high demand commercial products as a result of supply chain interruptions as well as the new CEO’s focus on internal processes such as cost management.
Net sales of $3.3 million for the first nine months of 2023 decreased $2.0 million, or 37%, compared to the same period in 2022, primarily driven by a 63% decrease in commercial product sales, that was partially offset by an increase in MMM product sales of 8% for the first nine months of 2023, as compared to the same period of 2022. Net commercial product sales for the first nine months of 2023 decreased as compared to the same period of 2022 due to the unavailability of high margin, high demand commercial items because of supply chain interruptions. Net sales of our MMM products increased mainly due to larger sales orders obtained for MMM products and efficiency increased by the replacement of the head of MMM sales mid-year 2022.

Gross Profit
Gross loss was $0.0 million, or (4)% of net sales, for the third quarter of 2023. This compares with gross loss of $(0.2) million, or (9)% of net sales, in the third quarter of 2022. The period-over-period increase in gross profit was driven mainly by the $0.6 million favorable impact from variable costs which included a one-time adjustment taken during the period of 2022 for a scrap write-off which was slightly offset by the $0.1 million unfavorable impact of higher fixed costs.
Gross profit was $0.1 million, or 10% of net sales, for the first nine months of 2023 compared to gross loss of $(0.1) million, or (2)% of net sales, for the first nine months of 2022. The year-over-year increase was driven by (i) a favorable $0.1 million decrease in fixed costs, or 2% of net sales, and (ii) a favorable impact of $2.1 million, or 39% of net sales, from variable cost such as change in inventory reserves which included a one-time adjustment taken during the period of 2022 for a scrap write-off.
Operating expenses
Product development
Product development expenses include salaries and related expenses, contractor and consulting fees, product development related legal fees, supplies and materials, as well as overhead, such as depreciation and facility costs. Product development costs are expensed as they are incurred.
Product development expenses were $0.1 million for the third quarter of 2023, down 61% from the third quarter of 2022. Product development expenses in the third quarter of 2023 primarily relate to salaries and related employee benefits and taxes.
Product development expenses were $0.4 million for the first nine months of 2023, a $0.8 million decrease compared to $1.2 million for the first nine months of 2022. The decrease is primarily related to payroll expense, decreased headcount, and customization of product offerings for key customers.
Selling, general and administrative
Selling, general and administrative expenses were $0.7 million for the third quarter of 2023, down 60% as compared to $1.8 million in the third quarter of 2022. The decrease in expenses from the third quarter of 2022 primarily relates to (i) a reduction of $0.6 million in payroll and payroll related expenses due to reduced headcount; (ii) a reduction of $0.1 million in trade show and other marketing expense; (iii) a reduction of $0.3 million in professional fees such as legal, recruiting, and directors; and (iv) a reduction of $0.1 million in office related expenses.
Selling, general and administrative expenses were $2.9 million for the first nine months of 2023, compared to $5.9 million for the first nine months of 2022. The decrease is primarily due to (i) decreases in payroll and payroll related expenses of $1.8 million due to reduced headcount; (ii) a reduction of $0.4 million in trade show and other marketing expense; (iii) a reduction of $0.4 million in professional fees such as legal, consulting, recruiting, and directors; and (iv) a reduction in depreciation and software expenses of $0.4 million.
Other Expense (Income)
Interest expense
Interest expense was $34 thousand for the third quarter of 2023, compared to interest expense of $235 thousand for the third quarter of 2022. The decrease in interest expense is primarily related to interest attributable to an overall reduction in principal on the Inventory Facility (as defined below) and the 2022 Streeterville Note (as defined below), lower facility fees on the Inventory Facility and elimination of the Receivables Facility (as defined below), as well as the amortization of debt costs related to the Inventory Facility. The actual cash interest paid in the third quarter of 2023 was $7 thousand compared to $84 thousand in the third quarter of 2022.
Interest expense was $226 thousand for the first nine months of 2023, compared to interest expense of $679 thousand for the first nine months of 2022. The decrease in interest expense is primarily related to interest attributable to a promissory note we sold and issued to Streeterville Capital, LLC (“Streeterville”) in the principal amount of approximately $1.7 million (the “2021 Streeterville Note”), as well as the amortization of debt costs related to the Credit Facilities (as defined below). The actual cash interest paid for each of the nine months ended September 30, 2023 and 2022 was $77 thousand and $267 thousand, respectively.

Other income and expenses
Other expenses were $7 thousand for the third quarter of 2023, compared to other expenses of $20 thousand for the third quarter of 2022. Other expenses were $28 thousand for the nine months ended September 30, 2023, compared to other expenses of $49 thousand for the nine months ended September 30, 2022. Other expenses are mainly comprised of bank and collateral management fees.
Other income for the nine months ended September 30, 2023 of $16 thousand, relates to the reversal of credit balances recorded from online retail sales which was taken to income during the second quarter of 2023. Other income of $30 thousand for the third quarter of 2022 relates to an aged customer credit balance the Company had been carrying for which the customer had not responded to various inquiries. This credit was taken to income during the first quarter of 2022.

Provision for income taxes
Due to the operating losses incurred during the three and nine months ended September 30, 2023 and 2022, and after application of the annual limitation set forth under Section 382 of the Internal Revenue Code of 1986, as amended, it was not necessary to record a provision for U.S. federal income tax or various state income taxes as income tax benefits are fully offset by a valuation allowance recorded.
Net loss
For the three months ended September 30, 2023, our net loss of $0.9 million decreased 65% from $2.7 million net loss for the three months ended September 30, 2022. The decrease is primarily due to a decrease in operating expenses in the third quarter of 2023 from the third quarter of 2022 as gross profit remained relatively flat.
For the nine months ended September 30, 2023, our net loss of $3.4 million decreased 57% from $8.0 million net loss for the nine months ended September 30, 2022. The decrease is primarily due to a decrease in operating expenses in the first nine months of 2023 from the first nine months of 2022 as gross profit remained relatively flat.
Financial condition
At September 30, 2023, we had $1.7 million in cash and a total of $1.3 million of debt, net of discounts and unamortized debt costs, related to the 2022 Streeterville Note outstanding. We have historically incurred substantial losses, and as of September 30, 2023, we had an accumulated deficit of $152.5 million. Additionally, our sales have been concentrated among a few major customers and for the nine months ended September 30, 2023, two customers accounted for approximately 29% of net sales.
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
•We continued to seek additional external funding alternatives and sources to support our growth strategies, plans and initiatives. In August 2023, we entered into a security purchase agreement, pursuant to which we raised an aggregate gross proceeds of $1.8 million. Please refer to Note 7 and Note 9 include under Part I, “Financial Statements” of this Quarterly Report for the details.

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

Liquidity and capital resources
Cash
At September 30, 2023, our cash balance was approximately $1.7 million, compared to approximately $0.1 million at December 31, 2022.
The following summarizes cash flows from operating, investing, and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows included in Part I, Item 1, “Financial Statements,” of this Quarterly Report (in thousands):

	Nine months ended September 30,
	2023	2022
Net cash used in operating activities	$(2,370)	$(6,241)

Net cash used in investing activities	$(27)	$(41)

Net cash provided by financing activities	$4,036	$3,641
Net cash used in operating activities

Net cash used in operating activities was $2.4 million for the nine months ended September 30, 2023. The net loss for the nine months ended September 30, 2023 was $3.4 million and was adjusted for non-cash items, including depreciation and amortization, stock-based compensation, provisions for inventory, warranty, and accounts receivable reserves and working capital changes. During the nine months ended September 30, 2023, we generated $0.6 million from inventory, $0.5 million from changes in prepaid and other assets, mainly from the receipt of $445 thousand in Employee Retention Tax Credit funds, and $0.4 million from accounts payable due to the timing of inventory receipts and payments. During the nine months ended September 30, 2023, we used $0.4 million through the timing of collection of accounts receivable.
Net cash used in operating activities was $6.2 million for the nine months ended September 30, 2022. The net loss for the nine months ended September 30, 2022 was $8.0 million and was adjusted for non-cash items, including depreciation and amortization, stock-based compensation, provisions for inventory, warranty, and accounts receivable reserves and working capital changes. During the nine months ended September 30, 2022, we generated $1.5 million from inventory, $0.2 million through the timing of collection of accounts receivable, and $0.2 million from changes in prepaid and other assets. We used $0.1 million from accounts payable due to the timing of inventory receipts and payments, $0.5 million due to changes in accrued and other liabilities (primarily due to a decrease in accrued payroll), and $0.3 million from changes in deferred revenue.
Net cash used in investing activities
For the nine months ended September 30, 2023 and 2022, net cash used in investing activities was $27 thousand and $41 thousand, respectively, which is primarily from the purchase of tooling.
Net cash provided by financing activities
Net cash provided by financing activities during the nine months ended September 30, 2023 was $4.0 million, primarily related to $6.1 million of net proceeds from the issuance of common stock, offset by net payments on the Credit Facilities of $1.4 million and the 2022 Streeterville Note of $625 thousand.
As of September 30, 2023, the June 2022 Warrants, expiring June 7, 2027, to purchase an aggregate of 384,616 shares remained outstanding, with a weighted average exercise price of $9.10 per share; warrants issued in December 2021, expiring December 16, 2026 (the “December 2021 Warrants”), to purchase an aggregate of 182,630 shares remained outstanding, with an exercise price of $24.64 per share, and warrants issued in January 2020, expiring January 13, 2025 (the “January 2020 Warrants”), to purchase an aggregate of 32,773 shares remained outstanding with a weighted average exercise price of $25.66 per share. The exercise of the remaining June 2022 Warrants, December 2021 Warrants and January 2020 Warrants outstanding could provide us with cash proceeds of up to $3.5 million, $4.5 million and $0.8 million, respectively, in the aggregate.
Net cash provided by financing activities during the nine months ended September 30, 2022 was $3.6 million, primarily related to primarily related to proceeds of $450 thousand from the 2022 Promissory Note, net proceeds of $1.8 million from the 2022 Streeterville Note and net proceeds of $3.2 million from the June 2022 Private Placement. These proceeds were offset slightly by $1.4 million in payments made against the 2021 Streeterville Note and $0.2 million in net payments made on the Credit Facilities.
Contractual and other obligations
As of September 30, 2023, we had approximately $1.5 million in outstanding purchase commitments for inventory, which is expected to ship in the fourth quarter of 2023. We have 89% of the outstanding purchase commitments with a related party.
There have been no other material changes to our contractual and other obligations as compared to those included in our 2022 Annual Report.
Critical accounting policies and estimates
There have been no material changes to our critical accounting policies as compared to those included in our 2022 Annual Report.
Certain risks and concentrations
We have certain customers whose net sales individually represented 10% or more of our total net sales, or whose net trade accounts receivable balance individually represented 10% or more of our total net trade accounts receivable; we have certain suppliers, which individually represent 10% or more of our total purchases, or whose trade accounts payable balance individually represented 10% or more of our total trade accounts payable balance. Please refer to Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” included under Part I, Item 1, “Financial Statements,” of this Quarterly Report.

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
Pursuant to Rule 13a-15(b) under the Exchange Act, our management must evaluate, with the participation of our Chief Executive Officer, the effectiveness of our disclosure controls and procedures, as of September 30, 2023, the end of the period covered by this Quarterly Report. Management, with the participation of our Chief Executive Officer, did evaluate the effectiveness of our disclosure controls and procedures as of the end of period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.
Changes in internal control over financial reporting
During the quarterly period covered by this Quarterly Report, there have not been any changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description of Documents
10.1
Form of Securities Purchase Agreement, dated as of June 29, 2023, between the Company and each purchaser named in the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 5, 2023).

31.1+	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1++	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101
The following financial information from our Quarterly Report for the quarter ended September 30, 2023, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2023 and December 31, 2022, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2023 and 2022, (v) Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2023 and 2022, and (vi) the Notes to Condensed Consolidated Financial Statements.

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

ENERGY FOCUS, INC.

Date:	November 9, 2023	By:	/s/ Chiao Chieh Jay Huang
Chiao Chieh Jay Huang
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)