Form 10-K
period 2023-12-31
ENERGY FOCUS, INC/DE
filed 2024-03-22
CIK 924168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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

The aggregate market value of the Company’s common stock held by non-affiliates of the Company was approximately $2.2 million as of June 30, 2023, the last day of the Company’s most recently completed second fiscal quarter, when the last reported sales price was $1.81 per share.
Number of the registrant’s shares of common stock outstanding as of March 18, 2024: 4,443,130.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission relative to the registrant’s 2023 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

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

ITEM 1. BUSINESS
Overview
Energy Focus engages primarily in the design, development, manufacturing, marketing and sale of energy-efficient lighting systems and controls. We develop, market and sell high quality light-emitting diode (“LED”) lighting and controls products in the commercial market and military maritime market (“MMM”). Our mission is to enable our customers to run their facilities, offices and homes with greater energy efficiency, productivity, and human health and wellness through advanced LED retrofit solutions. Our goal is to be a market leader for the most demanding applications where performance, quality, value, environmental impact and health are considered paramount. We specialize in energy-efficient LED lighting retrofit product, replacing fluorescent, high-intensity discharge (“HID”) lighting and other types of lamps in institutional buildings for primarily indoor lighting applications with our innovative, high-quality commercial and military-grade tubular LED (“TLED”) products, as well as other LED and lighting control products for commercial and consumer applications. We are also evaluating adjacent technologies including Gallium Nitride (“GaN”) based power supplies and opportunities for energy solutions products that support sustainability in our existing channels.

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

In addition to continuously pursuing cost reductions, our strategy to combat these trends is to innovate both our technology and product offerings with differentiated products and solutions that offer greater, distinct value. Specific examples of these products we have developed include the RedCap®, our patented emergency backup battery integrated TLED, EnFocus™, our unique dimmable/color-tunable lighting and powerline control platform that we launched in 2020, and the second generation of EnFocus™ powerline control switches and circadian lighting system. We are looking forward to continually supporting the growth of our existing EnFocus™ product line which is particularly attractive for its ease of install and ease of use in spaces with transient occupation. The Company have enhanced the performance of our RedCap® product by providing a more user-friendly experience in 2023. We continue to evaluate our sales strategy and believe our go-to-market strategy that focuses more on direct-sales marketing, selectively expanding our channel partner network to cover territories across the country, and listening to the voice of the customer will lead to better and more impactful product development efforts that we believe will eventually translate into larger addressable markets and greater sales growth for us.

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

In 2023, we recommitted to building upon the transformation activities that sought to stabilize and regrow our business. These efforts include the following key developments that occurred during 2023:
•On June 28, 2023, we accepted the resignation of four members of the Board of Directors (the “Board”): Jennifer Cheng, Brian Lagarto, Jeffery Parker, and Stephen Socolof. Their terms as directors would have otherwise expired at the 2024 annual meeting of Shareholders of the Company. The resignations did not involve any disagreement with the Company. On July 2, 2023, the remaining members of the Board unanimously appointed the following four new members to the Board: Kin-Fu Chen, Shou-Jang Lee, Jason Tien-Chia Tsai, and Chiao Chieh (Jay) Huang, each of the new members of the Board of Directors is an independent director under the corporate governance standards of the Nasdaq.

•On August 24, 2023, the Board approved the termination of the Company’s chief executive officer and appointed Chiao Chieh (Jay) Huang to serve as the Company’s new chief executive officer. In line with this decision, Mr. Huang will discontinue his role as Chairman of the Board and the Board has appointed Kin-Fu Chen as the Chairman of the Board.

•In 2023, we carefully researched and analyzed our historical sales data and the current market landscape regarding our pricing position and general sales strategy. We acknowledged the presence of increased competition in the MMM sales space, both with respect to pricing and the number of competitors. Following our assessment, we made changes that positively affected our position within this space and are directly reflected in our Q4 2023 performance.

•Beginning in July 2022, we reduced our warehouse square footage, and undertook an inventory reduction project throughout 2022 focused on reducing our highly reserved commercial finished good inventory.

•The Company has aggressively re-evaluated operating expenses, and reduced our workforce significantly throughout the year to manage fixed costs.

During 2023, we thoroughly reviewed and adjusted our commercial pricing position as well as our strategic relationships and partnerships within the commercial LED market space. We believe our new pricing position will give us a greater advantage than previously held against the competition and offer a more attractive entry point for our end customer base.
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
Our Corporate Structure and History
Fiberstars, Inc. was founded in 1985 in California, and reincorporated in Delaware in November 2006. In May 2007, Fiberstars, Inc. merged with Energy Focus, Inc. (the “Company”), also a Delaware corporation, with the Company as the surviving entity after the merger. We established an international branch which we may refer to as our “Taiwan branch” or “Taipei office” in Taipei, Taiwan in 2023.

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
With the introduction of our military-grade Intellitube® product in 2011, which replaced two-foot fluorescent lamps on U.S. Navy ships, military sales have represented the majority of our overall sales. Since 2019, we have been focusing on improving the design of our MMM products to significantly reduce product costs while maintaining the required performance. These efforts helped offset some of the weakness experienced in our commercial business due to the impact of the COVID-19 pandemic, though sales levels were challenged as the amounts and timing of military funding fluctuated. While we continue to aggressively pursue growth on the commercial side of our business due to its much larger potential and size, the MMM business does offer us the opportunity to not just maintain our reputable foothold in this space but continue to grow and position ourselves for an even brighter future within MMM.

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
Concentration of Sales
In 2023, two customers accounted for 48% of net sales, with sales to our primary distributor and shipbuilder for the U.S. Navy accounting for approximately 35% and sales to a shipbuilder for the U.S. Navy accounting for approximately 13%. When sales to our primary distributor for the U.S. Navy are combined with sales to shipbuilders for the U.S. Navy, total net sales of products for the U.S. Navy comprised approximately 70% of net sales for the same period.
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
Our supplier concentration is heavily focused within Asia. As a result of the continued macroeconomic impacts of the COVID-19 pandemic, throughout 2022 and 2023, we experienced logistics constraints with higher cost comparing to pre-COVID-19 that impacted our inventory purchasing strategy and increased our transportation costs, in continued efforts to manage longer lead times in obtaining components.
No offshore supplier accounted for more than 10% of our total expenditures for the twelve months ended December 31, 2023. At December 31, 2023, two offshore suppliers accounted for approximately 16% and 57% (a related party, See Note 13, “Related Party Transactions”) of our trade accounts payable balance, respectively.
One offshore supplier accounted for approximately 16% of our total expenditures for the twelve months ended December 31, 2022. At December 31, 2022, this same offshore supplier accounted for approximately 36% of our trade accounts payable balance.
Product Development
Product development has been a key area of operating focus and competitive differentiation for us in designing and developing industry leading LED lighting. Gross product development expenses for the years ended December 31, 2023 and 2022 were $0.6 million and $1.5 million, respectively. We believe that our customer-centric product development efforts represent a better leverage on our R&D investments and aim to continue to focus on developmental projects that could produce more impactful and differentiated products and solutions in a timelier manner for faster customer adoption.
Intellectual Property
We have a policy of seeking to protect our intellectual property through patents, license agreements, trademark registrations, confidential disclosure agreements, and trade secrets as management deems appropriate. Certain of our patents are key to our current product lines. Additionally, we have various pending U.S. patent applications, and various pending Patent Cooperation Treaty patent applications filed with the World Intellectual Property Organization that serve as the basis for national patent filings in countries of interest. Our over 50 issued patents expire at various times through May 2040. Generally, the term of patent protection is twenty years from the earliest effective filing date of the patent application. There can be no assurance; however, that our issued patents are valid or that any patents applied for will be issued, and that our competitors or clients will not copy aspects of our lighting systems or obtain information that we regard as proprietary. There can also be no assurance that others will not independently develop products similar to ours. The laws of some foreign countries in which we manufacture, sell or may sell our products do not protect proprietary rights to products to the same extent as the laws of the United States.
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
Human Capital
As of December 31, 2023, we had 13 full-time employees and one part-time employee, all of whom were based in the United States, and no part-time employees. We had one temporary contractor as of December 31, 2023. None of our employees or contractors are subject to collective bargaining agreements and we consider our relationship with our employees to be good. We encourage and support the growth and development of our employees. Continual learning and career development is advanced through ongoing performance and development conversations with employees and reimbursement is available to employees from time to time for seminars, conferences, formal education, and other training events employees attend in connection with their job duties.
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
For the year ended December 31, 2023, we reported a net loss of $4.3 million and are dependent upon the availability of financing in order to continue our business.
In the year ended December 31, 2023, financing activity to sustain ongoing losses has included (1) selling an aggregate of approximately $6.1 million common stock through several private placement transactions (Please see Note 9 of our financial statements for the year ended December 31, 2023 included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report.) and (2) converting approximately $1.7 million of outstanding promissory notes into common stock.

In the year ended December 31, 2022, financing activity to sustain ongoing losses included converting approximately $303 thousand of outstanding bridge financing into common stock, the issue and sale of approximately $1.5 million of unsecured bridge financing from October to December 2022, the issue and sale of approximately $3.2 million of common stock and warrants to purchase common stock in June 2022, and the offer and sale of $2.0 million of unsecured bridge debt financing in April 2022.

In August, 2020, we entered into two Credit Facilities secured by our assets and were subject to customary affirmative and negative operating covenants and events of defaults that restrict indebtedness, liens, corporate transactions, dividends, and affiliate transactions, among others. The Receivables Facility capacity was $2.5 million, and the Inventory Facility capacity was initially $3.0 million and increased to $3.5 million in April 2021. As of December 31, 2022, we had cash of approximately $52 thousand and had debt balances of $1.4 million and $1.0 million under the Inventory Facility and the Receivables Facility, respectively. In January 2023, we amended the Inventory Facility, reducing the maximum availability to $500 thousand, reducing monthly fees and paying down an aggregate of $1 million in January and February 2023. In February 2023, we agreed to terminate the Receivables Facility. In September 2023, we paid down the remaining balance under the Inventory Facility. As a result, there were no Inventory Facility and Receivables Facility as of December 31, 2023.
We may not generate sufficient cash flows from our operations or be able to borrow sufficient funds to sustain our operations. As such, we will likely need additional external financing during 2024 and will continue to review and pursue external funding sources including, but not limited to, the following:
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
Our independent registered public accounting firm’s opinion on our audited financial statements for the fiscal year ended December 31, 2023, included in this Annual Report, contains a modification relating to our ability to continue as a going concern.
Our independent registered public accounting firm’s opinion on our audited financial statements for the year ended December 31, 2023 includes a modification stating that our losses and negative cash flows from operations and uncertainty in generating sufficient cash to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern.
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
We have incurred substantial losses in the past and reported net losses from operations of $4.3 million and $10.3 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $153.3 million and cash of approximately $2.0 million, compared to an accumulated deficit of $149.0 million and cash of approximately $0.1 million as of December 31, 2022.
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
Historically our customer base has been highly concentrated and a few customers have represented a substantial portion of our net sales. In 2023, two customers accounted for 48% of net sales. Total sales to our primary distributor to the U.S. Navy, combined with sales to shipbuilders for the U.S. Navy represented 70% of net sales in 2023. In 2022, two customers accounted for 27% of net sales. Total sales to our primary distributor to the U.S. Navy combined with sales to shipbuilders for the U.S. Navy represented 30% of net sales in 2022.
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
Our ability to achieve our desired growth depends on the adoption of high-quality LED lighting and controls within the general lighting market and our ability to affect and adapt to these rates of adoption. The pace of continued growth in these markets is uncertain, and in order to grow our sales, we may need to:
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
As our customer base and customer demand for our products changes and as we launch new products, we must be able to adjust our production capacity to meet demand. We are continually taking steps to address our manufacturing capacity needs for our products. If we are not able to increase or decrease our production capacity at our targeted rate or if there are unforeseen costs associated with adjusting our capacity levels or there are unanticipated interruptions in our global supply chain or logistics from such possibilities as long-term effects of the COVID-19 pandemic, geopolitical tension as the military conflict in Ukraine and the Middle East, shifting workforces, or energy policies, we may not be able to achieve our financial targets. In addition, as we introduce new products and further refine existing products, we must balance the production and inventory of prior generation products with the production and inventory of new products, whether manufactured by us or our contract manufacturers, to maintain a product mix that will satisfy customer demand and mitigate the risk of incurring cost write-downs on the previous generation products, related raw materials and tooling.
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
In the past, we pursued an agency-driven sales channel strategy in order to expand our market presence throughout the United States. As a result, at that time, we had increased our reliance on independent sales agent channels to market and sell our LED lighting and control products. In addition, these parties provide technical sales support to end-users. The current agreements with our agents are generally non-exclusive on the agents’ product portfolio, meaning they can sell our competitors’ products. Any such agreements we enter into in the future may be on similar terms. Our agents may not be motivated to or successfully pursue the sales opportunities available to them, or they may prefer to sell or be more familiar with the products of our competitors. If our agents do not achieve our sales objectives or these relationships take significant time to develop, our revenue may decline, fail to grow or not increase as rapidly as we intend in order to achieve profitability and grow our business. We improved and continued to maintain our agency relationships that were both mutually beneficial and strategically important. Although we believe that our agency strategy will increase the role of independent agents and sales representatives over time, direct sales using internal sales personnel still account for a substantial portion of our sales, and our agency plans may take longer to contribute significantly to our operating results.
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
Some of our products use line voltages (such as 120- or 240-volts AC), which involve enhanced risk of electrical shock, injury or death in the event of a short circuit or other malfunction. Defects, integration issues or other performance problems in our lighting products could result in personal injury or financial or other damages to end-users or could damage market acceptance of our products. Our customers and end-users could also seek damages from us for their losses. A product liability claim brought against us, even if unsuccessful, would likely be time consuming and costly to defend and the adverse publicity generated by such a claim against us or others in our industry could negatively impact our reputation.
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
At any given time, we may be subject to litigation or claims related to our products, intellectual property, suppliers, customers, employees, shareholders, distributors, sales representatives and sales of our assets, among other things, the disposition of which may have an adverse effect upon our business, financial condition, or results of operations. The outcome of litigation is difficult to assess or quantify. Lawsuits can result in the payment of substantial damages by defendants. If we are required to pay substantial damages and expenses as a result of these or other types of lawsuits, our business and results of operations would be adversely affected. Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend and may divert time and money away from our operations. Insurance may not be available at all or in sufficient amounts to cover any liabilities with respect to these or other matters. A judgment or other liability in excess of our insurance coverage for any claims could adversely affect our business and the results of our operations.
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
We may be subject to intellectual property infringement claims or other allegations by third parties, which may materially and adversely affect our business, results of operations and prospects.

Our products are largely depending on the application of our technology. From time to time, third parties holding similar technologies and intellectual property rights, including companies, competitors, patent holding companies, customers and/or non-practicing entities, may assert intellectual property claims against us.
Although we believe that our products do not infringe upon the intellectual property rights of third parties, we cannot be certain that our operations do not or will not infringe upon or otherwise violate intellectual property rights or other rights held by third parties, and there may be third-party intellectual property rights or other rights that are infringed by our products without our awareness. We may be from time to time in the future subject to legal proceedings and claims relating to the intellectual property rights or other rights of third parties, some even without merit. If we are forced to defend against any infringement or misappropriation claims, whether they are with or without merit, are settled out of court, or are determined in our favor, we may be required to expend significant time and financial resources on the defense of such claims. Regardless of the merits or eventual outcome, such a claim could adversely impact our brand and business. Any such assertions may require us to enter into royalty arrangement or result in us being unable to use certain intellectual property. Infringement assertions by third parties may involve patent holding companies or other patent owners who have no relevant product revenue, and therefore our own issued and pending patents may provide little or no deterrence to these patent owners in bringing intellectual property right claims against us. Furthermore, any adverse outcome of a dispute may require us to pay damages, potentially including treble damages and attorney’s fees, if are found to have willfully infringed a party’s intellectual property; case making, licensing or using our solutions that are alleged to infringe or misappropriate the intellectual property of others; expend additional development resources to redesign our solutions’ enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies or works; and to indemnify our partners, customers and other third parties. Any of these events could adversely impact our business, results of operations and financial condition.
If we were found to have violated the intellectual property rights of others, we may be subject to liability for our infringement activities or may be prohibited from using such intellectual property or relevant contents, and we may incur licensing or usage fees or be forced to develop alternatives of our own. As a result, our reputation may be harmed and our business and financial performance may be materially and adversely affected.
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

We have a history of failing to comply with the continued listing requirements of Nasdaq, although we have successfully cured all the pre-existed deficiency, we may not be able to cure any deficiency timely in the future. On August 23, 2022, we received a letter from the Nasdaq Listing Qualifications Staff (the “Staff”) notifying us that we are not in compliance with Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”), because the closing bid price for our common stock was below the minimum $1.00 per share for 30 consecutive business days. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided an initial period of 180 calendar days, or until February 20, 2023, to regain compliance with the Bid Price Rule. During the initial compliance period, our common stock continued to trade on the Nasdaq Capital Market, but did not satisfy the Bid Price Rule.
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

As of the date of this Annual Report, the Company believes it has maintained compliance with the Minimum Stockholders’ Equity Rule for continued listing on the Nasdaq Capital Market. To become compliant with the Bid Price Rule, the Company effected a 1-for-7 reverse stock split to increase the per share trading price of the common stock effective on June 16, 2023 (See Note 9, “Stockholders’ Equity”).

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
Our common stock is “thinly-traded” and we have a relatively small public float, which increases volatility in the share price and makes it difficult for investors to buy or sell shares in the public market without materially affecting our share price. Throughout the fiscal year ended December 31, 2023, our market price has ranged from a low of $0.28 to a high of $4.63 and continues to experience significant volatility. Broad market and industry factors also may adversely affect the market price of our common stock, regardless of our actual operating performance. Factors that could cause wide fluctuations in our stock price may include, among other things:
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
We could issue additional shares of common stock or preferred stock without stockholder approval, or new securities with terms or rights superior to those of our existing shareholders, which may adversely affect the market price of our common stock.
We expect to require additional financing to fund future operations, including our research, development, sales and marketing activities. We are authorized to issue 50,000,000 shares of common stock of which 4,443,130 shares were issued and outstanding as of March 18, 2024, and 5,000,000 shares of preferred stock, of which 876,447 were issued and outstanding as of March 18, 2024. Our Board of Directors has the authority, without action or vote of our shareholders, to issue authorized but unissued shares of common and preferred stock subject to Nasdaq’s rules. Additionally, if we raise additional funds by issuing equity securities, the percentage ownership of our current shareholders will be reduced, and, if the equity securities issued are preferred shares, the holders of the new preferred shares may have rights superior to those of our existing shareholders, which could adversely affect rights of our existing shareholders and the market price of our common stock. In addition, in order to raise additional capital or acquire businesses in the future, we may need to issue securities that are convertible or exchangeable for shares of our common or preferred stock. If we raise additional funds by issuing debt securities, the holders of those debt securities would have some rights senior to those of our existing shareholders, and the terms of these debt securities could impose restrictions on operations and create a significant interest expense for us which could have a materially adverse effect on our business. Any such issuances could be made at a price that reflects a discount to the then-current trading price of our common stock. These issuances could be dilutive to our existing shareholders and cause the market price of our common stock to decline.
The exercise of outstanding warrants to purchase our common stock or the conversion of shares of our Series A Preferred Stock (as defined below) into shares of common stock may dilute the ownership interest of our investors.
In connection with past financing activity, we have issued convertible preferred stock and warrants to purchase our common stock. The exercise of some or all of the outstanding warrants to purchase our common stock or the conversion of some or all of the outstanding Series A Preferred Stock may dilute the ownership interests of our shareholders. Any sales of our common stock issuable upon the exercise of the warrants or conversion of the Series A Preferred Stock could adversely affect prevailing market prices of our common stock. In addition, the anticipated exercise of the warrants or conversion of the Series A Preferred Stock could depress the price of our common stock, which in turn may result in the value of our common stock declining significantly.
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
Our Certificate of Incorporation eliminates the personal liability of our directors to the Company and our shareholders for damages for breach of fiduciary duty as a director to the extent permissible under Delaware law. Further, our Bylaws provide that we are obligated to indemnify any of our directors or officers to the fullest extent authorized by Delaware law and, subject to certain conditions, advance the expenses incurred by any director or officer in defending any action, suit or proceeding prior to its final disposition. Those indemnification obligations could result in the Company incurring substantial expenditures to cover the cost of settlement or damage awards against our directors or officers, which we may be unable to recoup. These provisions and resultant costs may also discourage us from bringing a lawsuit against any of our current or former directors or officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors and officers even though such actions, if successful, might otherwise benefit us or our shareholders.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY

Governance

Cybersecurity is an integral part of the Board’s risk analysis and discussions with management. At least annually, the full Board is updated on the Company’s cybersecurity risks and risk mitigation strategy by our Director of Operations & Information Technology, who is responsible for management of our Information Technology program. The Board also receives ad hoc updates, as needed, about material changes to the Company’s cybersecurity program and/or the cybersecurity landscape, including briefings on major legislative and regulatory developments, from our Director of Operations & Information Technology.
Our Director of Operations & Information Technology regularly evaluates the Company’s cybersecurity risk profile and leads the development of strategies to mitigate risks and address cybersecurity issues that may arise, in consultation with members of our senior management team. Our Director of Operations & Information Technology has approximately 20 years of experience in his field, and Bachelor of Science in Information Technology Concentration in Information Systems Security and an MBA in Business Analytics.
We have formal policies and procedures that address cybersecurity incident response and disaster recovery from interference with our critical applications. The Cybersecurity Incident Response Plan, designed for our business environment, features the Director of IT and Operations as the incident coordinator. In the event of any suspicious activity or security breach, Energy Focus swiftly conducts an assessment to gauge the severity and scope of the incident, employing thorough investigation techniques to identify the root cause and affected systems. Immediate containment measures are then executed to prevent further unauthorized access or damage. Throughout the incident response process, transparent and timely communication is upheld with internal stakeholders and relevant external parties, ensuring alignment, and understanding of response efforts. Following successful mitigation and restoration of normal operations, Energy Focus conducts a comprehensive post-incident review to glean insights and lessons learned. These findings inform ongoing enhancements to our cybersecurity protocols, further bolstering our resilience against future threats. The incident coordinator oversees the detection, containment, and recovery procedures outlined in the plan. Effective communication protocols ensure timely notification to both internal and external stakeholders. Regular training sessions bolster staff preparedness, while post-incident reviews facilitate continuous improvement. Appendices offer essential contact information and tools necessary for incident response.
Cybersecurity user awareness training is mandatory for all new hires and for existing employees on an annual basis to help protect our employees and the Company against cybersecurity threats. This annual training is customized to address specific cybersecurity challenges and scenarios that we may face within the real estate investment industry. Novel cybersecurity threats to the Company that are identified by our Information Technology team are communicated to all employees by email, as needed, in an effort to promote awareness and protect the Company from cyber-attacks.
Risk Management and Strategy

We maintain an Enterprise Risk Management (“ERM”) program to identify and respond to the most critical risks to our business, including cybersecurity risks. Risks and vulnerabilities from our increased reliance on information technology systems are assessed at least annually as part of our ERM program. In response to such assessments, controls are embedded into our processes and technology by our Director of Operations & Information Technology to seek to mitigate risks to our systems and processes from cybersecurity incidents. We continuously evaluate if we have adequate controls in place utilizing a risk-based approach that aligns with the National Institute of Standards and Technology Cybersecurity Framework (NIST).
Our information technology department diligently monitors our daily operations, overseeing the security of our computer networks through implemented systems and processes aimed at safeguarding sensitive data. Utilizing encryption and authentication technologies, we fortify our systems against unauthorized access and data loss. This proactive approach ensures the integrity and confidentiality of our data, mitigating potential risks posed by cyber threats.
In assessing cybersecurity risks, we adopt a risk-based approach, particularly concerning third-party vendors integral to our operations. Vendors meeting specific criteria, including ownership and operation of information technology networks critical to our operations, undergo evaluation across various domains such as data security and operations management. Effective communication channels with these vendors are maintained to enable timely notification of any cybersecurity incidents that could impact our company.
Although risks from cybersecurity threats have to date not materially affected, and we do not believe they are reasonably likely to materially affect, us, our business strategy, results of operations or financial condition, like other companies in our industry, we could, from time to time, experience threats and security incidents related to our and our third-party vendors’ information systems. For more information, please see Item 1A. Risk Factors - Increased Information Technology (“IT”) security threats and more sophisticated computer crime could pose a risk to our systems, networks, and services.
Our Director of Operations & Information Technology regularly evaluates the Company’s cybersecurity risk profile and leads the development of strategies to mitigate risks and address cybersecurity issues that may arise, in consultation with members of our senior management team. Our Director of Operations & Information Technology has approximately 20 years of experience in his field, and our Director of Operations & Information Technology holds certifications in cybersecurity from accredited information technology certification providers.
We have formal policies and procedures that address cybersecurity incident response and disaster recovery from interference with our critical applications. Our Cybersecurity Incident Response Plan provides a documented framework for responding to cybersecurity incidents in coordination across multiple departments. In the event of such an incident, our Cybersecurity Incident Response Team (“CIRT”), which is comprised of our Director of Operations & Information Technology, Director of Risk Management and representatives from Risk Management, Legal and Financial Reporting, would respond to such incident in accordance with our Cybersecurity Incident Response Plan. Any cybersecurity incident that meets certain criteria will be communicated by the CIRT to senior management and the Board in a timely manner, and will be evaluated by our Executive Management Team, comprised of certain executives, to assess the impact of the incident on the Company, considering qualitative and quantitative factors. In conducting this assessment and responding to an incident, the CIRT and Executive Management Team may utilize the services of third-party consultants.
Cybersecurity user awareness training is mandatory for all new hires and for existing employees on an annual basis to help protect our employees and the Company against cybersecurity threats. This annual training is customized to address specific cybersecurity challenges and scenarios that we may face within the real estate investment industry. Novel cybersecurity threats to the Company that are identified by our Information Technology team are communicated to all employees by email, as needed, in an effort to promote awareness and protect the Company from cyber-attacks.
ITEM 2. PROPERTIES
Our principal executive offices and our manufacturing facility are located in an approximately 62,000 square foot facility in Solon, Ohio, under a lease agreement expiring on June 30, 2027. We believe this facility is adequate to support our current operations.
ITEM 3. LEGAL PROCEEDINGS
From time to time, we may be involved in legal proceedings arising from the normal course of business. See Note 15, “Legal Matters,” to our financial statements for the year ended December 31, 2023 included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock trades on The Nasdaq Capital Market under the symbol “EFOI.”
Shareholders
There were approximately 90 holders of record of our common stock as of March 7, 2024, however, a large number of our stockholders hold their stock in “street name” in brokerage accounts. Therefore, they do not appear on the stockholder list maintained by our transfer agent.
Dividends
We have not declared or paid any cash dividends, and do not anticipate paying cash dividends in the near future.
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes thereto, included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report.
Overview
Energy Focus, Inc. engages primarily in the design, development, manufacturing, marketing and sale of energy-efficient lighting systems and controls. We develop, market and sell high quality light-emitting diode (“LED”) lighting and controls products in the commercial market and military maritime market (“MMM”). Our mission is to enable our customers to run their facilities with greater energy efficiency, productivity, and human health and wellness through advanced LED retrofit solutions. Our goal is to be a market leader for the most demanding applications where performance, quality, value, environmental impact and health are considered paramount. We specialize in energy efficient LED lighting retrofit product replacing fluorescent, high-intensity discharge lighting and other types of lamps in institutional buildings for primarily indoor lighting applications with our innovative, high-quality commercial and military-grade tubular LED (“TLED”) products, as well as other LED and lighting control products for commercial and consumer applications. We are also evaluating adjacent technologies, including Gallium Nitride (“GaN”) based power supplies and additional market opportunities for energy solution products that support sustainability in our existing channels.
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
In addition to continuously pursuing cost reductions, our strategy to combat these trends is to innovate both our technology and product offerings with differentiated products and solutions that offer greater, distinct value. Specific examples of these products we have developed include the RedCap®, our patented emergency backup battery integrated TLED, EnFocus™, our unique dimmable/color-tunable lighting and powerline control platform that we launched in 2020, and the second generation of EnFocus™ powerline control switches and circadian lighting system. We are looking forward to the continued support and growth of our existing EnFocus™ product line which is particularly attractive for its ease of install and ease of use in spaces with transient occupation. The Company have enhanced the performance of our RedCap® product providing a more user- friendly experience in 2023. We continue to evaluate our sales strategy and believe our go-to-market strategy that focuses more on direct-sales marketing, selectively expanding our channel partner network to cover territories across the country, and listening to the voice of the customer, will lead to better and more impactful product development efforts that we believe will eventually translate into larger addressable markets and greater sales growth for us.
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
During 2022 and into 2023, our MMM business continued to face challenges resulting from the delayed availability of government funding and the timing of U.S. Navy awards, with several anticipated projects facing repeated and ongoing delays. This sector also maintains very long sales cycles. The timeline between bid to order can often take at least six months, and many MMM products are built-to-order with resultant lead times before orders become revenue. We continue to pursue opportunities from the U.S. Navy and the government sector to minimize such volatility. Previously in our MMM business, significant efforts undertaken to reduce costs in our product offerings have positioned us to be more competitive along with improved production efficiencies. Such efforts allowed us to continue to win bids and proposals that helped grow our MMM sales pipeline in the second half of 2023. While we continue to aggressively seek to increase sales of our commercial products, the MMM business offers us continued sales opportunities, in addition to validating our product quality and strengthening our brand trust in the marketplace. During 2023, we thoroughly reviewed and adjusted our commercial pricing position as well as our strategic relationships and partnerships within the commercial LED market space. We believe our new pricing position will give us a greater advantage than previously held against the competition and offer a more attractive entry point for our end customer base. We are pleased to see a growth during the fiscal year ended December 31, 2023 in quotation opportunities in both MMM and commercial product lines.
Meanwhile, we continue to seek additional external funding alternatives and sources to support our growth strategies, plans and initiatives. The recent strategic investments in 2023 by Sander Electronics, Inc. (“Sander”), a shareholder of the Company, contributed meaningful external capital, as well as presented synergistic opportunities to improve and diversify our supply chain and product offerings. We plan to achieve profitability through increasing sales in our innovative products such as EnFocusTM powerline control technology and further leveraging our unique and proprietary technology such as RedCap®, as well as executing on our multi-channel sales strategy that targets key verticals, such as government, healthcare, education and commercial and industrial, complemented by our marketing outreach campaigns and expanding channel partnerships. We also plan to continue to develop advanced lighting and lighting control applications built upon the EnFocusTM platform that aim to serve the commercial market. We are also evaluating adjacent technologies including ruggedized industrial retrofit lighting applications and GaN-based power supplies and other market opportunities in energy solutions products that support sustainability in our existing channels. In addition, we intend to continue to apply rigorous financial discipline to our organizational structure, business processes and policies, strategic sourcing activities and supply chain practices to help accelerate our path towards profitability.
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
Despite continuing progress on cost reduction throughout 2023 and 2022, the Company’s results reflect the challenges due to long and unpredictable sales cycles, unexpected delays in MMM and commercial customer retrofit budgets and project starts, and supply chain issues. There has also been continuing aggressive price competition in the lighting industry. We continued to incur losses and we have a substantial accumulated deficit, which continues to raise substantial doubt about our ability to continue as a going concern at December 31, 2023.
On June 28, 2023, the Company received notices of resignation from the following four members of the Board of Directors: Jennifer Cheng, Brian Lagarto, Jeffery Parker, and Stephen Socolof. Their terms as directors would have otherwise expired at the 2024 annual meeting of stockholders of the Company. These resignations did not involve any disagreement with the Company.
On July 2, 2023, the remaining members of the Board of Directors unanimously appointed the following four new members to the Board of Directors: Kin-Fu Chen, Shou-Jang Lee, Jason Tien-Chia Tsai, and Chiao Chieh (Jay) Huang. The Board of Directors affirmatively determined that, at the time of his appointment, each of the new members of the Board of Directors is an independent director under the corporate governance standards of the Nasdaq.
On August 24, 2023, the Board of Directors approved the termination of the Company’s chief executive officer and appointed Chiao Chieh (Jay) Huang to serve as the Company’s new chief executive officer. In line with this decision, Mr. Huang discontinued his role as Chairman of the Board. As part of this transition, the Board appointed Kin-Fu Chen as the Chairman of the Board.
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
Supply-oriented Approach
EFOI is committed to adopting three main sustainable economy strategies: “Green Supply Chain”, “Green Product”, and “Green Manufacturing”, aiming to promote sustainability throughout the entire value chain. The Company is working closely with its supply chain partners to optimize recycling mechanisms and strengthen packaging design, integrating sustainable economy principles into the core of supply chain management.
Guided by the vision of “transcending traditional corporate social responsibility and creating shared value”, EFOI’s team is focusing on stakeholders, aiming to achieve a “dual profit engine” effect by combining financial performance and Environmental, Social, and Governance (ESG) practices. This strategy not only aligns with the Company’s responsibility and sustainability goals but is also expected to enhance overall performance and market competitiveness. EFOI's operational team's new strategy focuses on integrating environmental and economic benefits, aiming to create a win-win situation that benefits the company, society, and the environment.
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

Results of operations
The following table sets forth the percentage of net sales represented by certain items reflected on our Consolidated Statements of Operations for the following periods:

		2023	2022
Net sales		100.0%	100.0%
Cost of sales		96.1	105.3
Gross profit (loss)		3.9	(5.3)

Operating expenses:
Product development		10.3	25.0
Selling, general, and administrative		63.1	119.8
Loss on impairment		—	5.6
Total operating expenses		73.4	150.4
Loss from operations		(69.5)	(155.7)

Other expenses:
Interest income	(57)	(57)	—
Interest expenses		380	954
Other income		(0.5)	(0.5)
Other expenses, net		0.5	0.9
Net loss before income taxes		(68.5)	(172.2)
Benefit from income taxes		0.1	0.2
Net loss		(75.1)%	(172.3)%
Net sales
A further breakdown of our net sales by product line is as follows (in thousands):

	2023	2022
Commercial products	$1,593	$3,746
MMM products	4,124	2,222
Total net sales	$5,717	$5,968
Our net sales of $5.7 million in 2023 decreased 4.2% compared to 2022, mainly driven by an increase of 85.6% in MMM sales and a decrease of 57.5% in commercial sales. The increase in net MMM product sales in 2023 as compared to 2022 was mainly due to an increased military sales pipeline during the year and our strategic focus on our loyal military customers. Net sales of our commercial products decreased in 2023 due to limited product availability impacts from supply chain constraints, our inventory reduction project, increased competition, and continuing fluctuations in the timing, pace, and size of commercial projects.
Gross profit (loss)
Gross profit was $0.2 million, or 3.9% of net sales, for 2023, compared with gross loss of $(0.3) million, or (5.3)% of net sales for 2022. The increase in gross margin resulted from our cost reduction plan related to a cut down of headcounts and was driven primarily by a reduction of scrap, freight in and out variances, which were partially offset by an increased cost of material and temporary labor.

In 2022, significant amounts of previously reserved inventories were scrapped over the course of the year. Freight and logistics expenses were notably higher at the beginning of 2022 as national imports faced backlogs at the ports.

Beginning in the second quarter of 2023, the Company terminated several employees, and the result was a significant reduction in payroll-related expenses. Due to the termination of employees, the need for temporary workers was increased.

Operating expenses
Product development
Product development expenses include salaries and related benefits, product testing and related costs, travel, supplies, as well as overhead items, such as depreciation and facilities costs. Product development costs are expensed as they are incurred.
Gross product development expenses were $0.6 million in 2023, a decrease of 60.6%, compared to $1.5 million in 2022. The $0.9 million decrease primarily resulted from lower payroll-related expenses due to a reduction in headcounts of $0.8 million and lower product development and testing cost of $0.1 million. Beginning in the second quarter of 2023, the Company terminated several employees, and the result was a significant reduction in payroll-related expenses.
Selling, general, and administrative

Selling, general, and administrative expenses were $3.6 million, or 63.1% of net sales, in 2023, compared to $7.1 million, or 119.8% of net sales, in 2022. The year-over-year $3.5 million decrease is comprised of a combination of a $2.1 million decrease from a reduction in headcount for salaries, severance, and commissions, a $0.5 million decrease from trade show, marketing, and travel expenses, a $0.2 million decrease from a reduction of software costs, a $0.2 million from reduced recruiting and relocation expenses, a $0.2 million decrease from consultant and professional fees, and remaining from a decrease of all other general expenses.
Loss on impairment
No loss on impairment was recorded in 2023. As a result of the Company’s impairment analysis, in the third quarter of 2022, a loss on impairment of $76 thousand was recorded on the write-off of the UV-Robots. An additional $262 thousand loss on impairment was recorded in the fourth quarter of 2022, which consisted of tooling, equipment, software, hardware, and construction-in-progress.
Other expenses (income)
Interest expenses (income)
We incurred $380 thousand in interest expenses and $57 thousand in interest income in 2023. Interest expenses primarily related to the interest on borrowings and non-cash amortization of fees related to the Credit Facilities and promissory notes in the principal amount of $2.0 million (the “2022 Streeterville Note”), that the Company issued to Streeterville Capital, LLC (“Streeterville”) pursuant to separate note purchase agreements. Interest income primarily related to the gain recognized through the pay-off of the Credit Facilities to Crossroads Financial Group, LLC.
In 2022, we incurred $954 thousand in interest expense, primarily related to the interest on borrowings and non-cash amortization of fees related to the Credit Facilities, interest on promissory notes in the principal amounts of $1.7 million (the “ 2021 Streeterville Note”) and $2 million (the “2022 Streeterville Note”) the Company sold and issued to Streeterville pursuant to separate note purchase agreements, and interest on the short-term bridge financing in the aggregate principal amount of $1.45 million pursuant to promissory notes sold and issued by us to certain private parties, including one of our directors.
Other income and expenses
We recognized other income of $30 thousand each in 2023 and 2022. Other income in 2023 and 2022 primarily consisted of tax refunds and miscellaneous adjustments from accounts receivable, respectively.
We recognized other expenses of $26 thousand in 2023, compared to other expenses of $56 thousand in 2022. Other expenses in 2023 and 2022 primarily consisted of bank and collateral management fees.
Provision for income taxes
For each of the years ended December 31, 2023 and 2022, our effective tax rate was 0.0%. In 2023, our effective tax rate was lower than the statutory rate due to an increase in the valuation allowance as a result of the $6.3 million additional federal net operating loss we recognized for the year. In 2022, our effective tax rate was lower than the statutory rate due to an increase in the valuation allowance as a result of the $9.2 million additional federal net operating loss we recognized for the year.
Deferred income tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred income tax assets will not be realized. In considering the need for a valuation allowance, we assess all evidence, both positive and negative, available to determine whether all or some portion of the deferred tax assets will not be realized. Such evidence includes, but is not limited to, recent earnings history, projections of future income or loss, reversal patterns of existing taxable and deductible temporary differences, and tax planning strategies. We have recorded a full valuation allowance against our deferred tax assets at December 31, 2023 and 2022, respectively. We had no net deferred liabilities at December 31, 2023 or 2022. We will continue to evaluate the need for a valuation allowance on a quarterly basis.
At December 31, 2023, we had net operating loss carry-forwards of approximately $138.7 million for federal income tax purposes ($48.0 million for state and local income tax purposes). However, due to changes in our capital structure, approximately $84.30 million of the $138.7 million is available after the application of IRC Section 382 limitations. As a result of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), net operating loss carry-forwards generated in tax years beginning after December 31, 2017 can only offset 80% of taxable income. These net operating loss carry-forwards can no longer be carried back, but they can be carried forward indefinitely. The $6.3 million and $9.2 million in federal net operating losses generated in December 31, 2023 and 2022, respectively, will be subject to the new limitations under the Tax Act. If not utilized, the carry-forwards generated prior to December 31, 2017 of $0.9 million will begin to expire in 2024 for federal purposes and have begun to expire for state and local purposes. Please refer to Note 11, “Income Taxes,” included in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report for further information.
Net loss
Net loss was $4.3 million for 2023. This compares with a net loss of $10.3 million for 2022, mainly driven by reduction of cost of goods sold, product development, selling, general, and administrative expenses as well as interest expenses.

Financial condition
At December 31, 2023, we had $2.0 million in cash and a total of $1.3 million of debt, net of discounts and unamortized debt costs, related to the 2022 Streeterville Note outstanding. We have historically incurred substantial losses, and as of December 31, 2023, we had an accumulated deficit of $153.3 million. Additionally, our sales have been concentrated among a few major customers and for the twelve months ended December 31, 2023, two customers accounted for approximately 48% of net sales.
In 2023 and 2022, we recommitted to building upon the transformation activities started during 2019 that sought to stabilize and regrow our business. These efforts include the following key developments that occurred during 2023 and 2022:
•We continued development of the second generation of EnFocus™ powerline control switches and circadian lighting system for commercial markets, which as a result of supply chain challenges we now plan to reintroduce in 2024. EnFocus™ powerline control enables buildings to have dimmable, color tunable and circadian-ready lighting using existing wiring, without requiring laying additional cables or any wireless communication systems, through a relatively simple upgrade with EnFocus™ switches and EnFocus™ LED lamps. This upgrade offers a simpler, more secure, affordable and environmentally sustainable solution compared with replacing entire luminaire fixtures and incorporating additional wired or wireless communication.
•We reinvested in our MMM sales channel and are pursuing existing and new sales opportunities, though the sales cycles for what are frequently made-to-order products are longer than commercial offerings.
•Beginning in July 2022, we reduced our warehouse square footage, and undertook an inventory reduction project throughout 2022 focused on reducing our highly reserved commercial finished good inventory.
•The Company has aggressively re-evaluated operating expenses, and reduced its workforce significantly throughout 2022 and into 2023 to manage fixed costs.
•We continued to seek additional external funding alternatives and sources to support our growth strategies, plans and initiatives. In September 2023, we entered into a security purchase agreement, pursuant to which we raised aggregate gross proceeds of $1.8 million. Please refer to Note 9 included under Part II, Item 8 “Financial Statements and Supplementary Data,” of this Annual Report for the details.

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
Liquidity and capital resources
Cash
At December 31, 2023, our cash balance was $2.0 million, compared to $52 thousand at December 31, 2022.
The following is a summary of cash flows from operating, investing, and financing activities, as reflected in the Consolidated Statements of Cash Flows (in thousands):

	2023	2022
Net cash used in operating activities	$(2,439)	$(6,713)

Net cash used in investing activities	$(69)	$(16)

Proceeds from the issuance of common stock and warrants	$6,079	$3,500
Costs related to reverse stock-split	(16)	—
Offering costs paid on the issuance of common stock and warrants	—	(334)
Principal payments under finance lease obligations	—	(1)
Proceeds from exercise of stock options and purchases through employee stock purchase plan	—	6
Payments on the 2022 Streeterville Note	(625)	—
Payments for deferred financing costs	—	(114)
Payments on the 2021 Streeterville Note	—	(1,640)
Proceeds from the 2022 Streeterville Note	—	2,000
Proceeds from related party promissory notes payable	—	800
Proceeds from promissory notes payable	—	650
Net payments on credit line borrowings - Credit Facilities	(1,402)	(768)
Advanced capital contribution	450	—
Net cash provided by financing activities	$4,486	$4,099
Net cash used in operating activities
Net cash used in operating activities of $2.4 million in 2023 resulted primarily from the net loss incurred of $4.3 million, adjusted for non-cash items, including: depreciation and amortization of $0.3 million, stock-based compensation, net of $44 thousand, non-favorable provisions from inventory of $25 thousand and from accounts receivable of $6 thousand, and favorable provisions from warranty of $33 thousand and gain from paid-off of Credit Facilities of $40 thousand. We used $1.1 million through the timing of collection of accounts receivable, $0.2 million for prepayments to vendors, and $47 thousand through a decrease of other accrued liabilities. We generated $0.6 million in cash for an increase in accounts payable due to the timing of inventory receipts and payments, $0.5 million from the change in prepaid and other current assets, and $1.0 million in inventory as we sold off a substantial portion of the stock on hand.

Net cash used in operating activities of $6.7 million in 2022 resulted primarily from the net loss incurred of $10.3 million, adjusted for non-cash items, including: depreciation and amortization of $0.5 million, stock-based compensation, net of $0.1 million, and non-favorable provisions from inventory of $32 thousand and a loss on impairment of property and equipment of $0.3 million, and favorable provisions from warranty of $0.1 million. We used $0.6 million through a decrease of other accrued liabilities and $0.3 million from changes in deferred revenue. We generated $0.8 million through the timing of collection of accounts receivable, $0.2 million from the change in prepaid and other current assets, $0.1 million for short-term deposits, and $2.4 million in inventory as we sold off a substantial portion of the stock on hand.
Cash used in investing activities
Net cash used in investing activities was $69 thousand in 2023, primarily from the acquisition of property and equipment.
Net cash used in investing activities was $16 thousand in 2022, primarily from the acquisition of property and equipment and partially offset by the proceeds from the sale of property and equipment.
Cash provided by financing activities
Net cash provided by financing activities for the year ended December 31, 2023 of $4.5 million primarily resulted from the proceeds from the issuance of common stock and warrants of $6.1 million and advanced capital contribution of $0.5 million. The increases in cash were partially offset by payments on the 2022 Streeterville Note of $0.6 million and Credit Facilities of $1.4 million.
Net cash provided by financing activities for the year ended December 31, 2022 of $4.1 million primarily resulted from the proceeds from the issuance of common stock and warrants of $3.5 million, proceeds from promissory notes payable of $0.7 million, related party promissory notes payable of $0.8 million, and the issuance of the 2022 Streeterville Note provided net proceeds of $2.0 million. The increases in cash were partially offset by payments on the 2021 Streeterville Note of $1.6 million, Credit Facilities of $0.8 million, and the deferred financing cost of $0.1 million.
Off-balance sheet arrangements
We had no off-balance sheet arrangements during the years ended December 31, 2023 and 2022.
Contractual and other obligations
As of December 31, 2023, we had approximately $0.5 million in outstanding purchase commitments for inventory, of which the majority is expected to ship in the first quarter of 2024. We have 49% of the outstanding purchase commitments with a related party.
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
•valuation of inventories,
•accounting for income taxes,
•share-based compensation, and
•leases.

Recently adopted accounting guidance
For information on recently adopted accounting guidance, please refer to Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” included under Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report.

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
Solon, Ohio
Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Energy Focus, Inc. (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes and Schedule II (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Continuation as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the consolidated financial statements, the Company has experienced recurring losses from operations and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in the notes. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Reserves for Excess, Obsolete and Slow-Moving Inventories

Description of the Matter

As described in Notes 2 and 4 to the consolidated financial statements, the Company assesses the valuation of inventories each reporting period based on the lower of cost or net realizable value. The Company establishes reserves for excess, obsolete and slow-moving inventories after evaluation of historical sales, current economic trends, forecasted sales, product lifecycles and current inventory levels. The assessment is both quantitative and qualitative. As of December 31, 2023, the Company had inventories of $4.4 million, net of reserves for excess, obsolete and slow-moving inventories.

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

Our substantive audit procedures included, among others, testing the logic and integrity of calculations within management's analysis; testing the completeness and accuracy of underlying data used, including inventory quantities, carrying costs and the estimate of net realizable value by product; and evaluating the reasonableness of management's assumptions related to demand forecasts, estimated reserve percentages and qualitative considerations involving, among others, the implications of new or revised operational strategies. Evaluating the reasonableness of management's assumptions involved (i) comparing historical sales by product, used as a basis for future demand, to audited sales subledgers on a sample basis, (ii) holding discussions with senior management to determine whether strategic or operational changes in the business were consistent with the projections of future demand that were utilized as the basis for the reserves recorded, and (iii) corroborating management's qualitative considerations of future demand through review of unfulfilled customer purchase orders as of year-end on a sample basis.

/s/ GBQ Partners, LLC

We have served as the Company's auditor since 2019.

Columbus, Ohio
March 22, 2024

ENERGY FOCUS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31,
(amounts in thousands except share data)

	2023	2022
ASSETS
Current assets:
Cash	$2,030	$52
Trade accounts receivable, less allowances of $20 and $26, respectively	1,570	445
Trade accounts receivable - related party	202	—
Inventories, net	4,439	5,476
Prepayments to vendors	792	592
Prepaid and other current assets	156	232
Receivable for claimed Employee Retention Tax Credit	—	445
Total current assets	9,189	7,242
Property and equipment, net	112	76
Operating lease, right-of-use asset	899	1,180
Total assets	$10,200	$8,498
LIABILITIES
Current liabilities:
Accounts payable	$1,624	$2,204
Accounts payable - related party	2,146	—
Accrued liabilities	110	145
Accrued legal and professional fees	64	—
Accrued payroll and related benefits	199	261
Accrued sales commissions	62	76
Accrued warranty reserve	150	183
Operating lease liabilities	223	198
Promissory notes payable, net of discounts and loan origination fees	1,323	2,618
Advanced capital contribution	450	—
Related party promissory notes payable	—	814
Credit line borrowings, net of loan origination fees	—	1,447
Total current liabilities	6,351	7,946
(continued on the following page)
 The accompanying notes are an integral part of these consolidated financial statements.

ENERGY FOCUS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31,
(amounts in thousands except share data)

	2023	2022
Operating lease liabilities, net of current portion	798	1,029
Total liabilities	7,149	8,975

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.0001 per share:
Authorized: 5,000,000 shares (3,300,000 shares designated as Series A Convertible Preferred Stock) at December 31, 2023 and December 31, 2022
Issued and outstanding: 876,447 shares at December 31, 2023 and December 31, 2022	—	—
Common stock, par value $0.0001 per share:
Authorized: 50,000,000 shares at December 31, 2023 and December 31, 2022
Issued and outstanding: 4,348,690 shares at December 31, 2023 and 1,406,920* shares at December 31, 2022	—	1
Additional paid-in capital	156,369	148,545
Accumulated other comprehensive loss	(3)	(3)
Accumulated deficit	(153,315)	(149,020)
Total stockholders' equity (deficit)	3,051	(477)
Total liabilities and stockholders' equity (deficit)	$10,200	$8,498
*Shares outstanding for prior periods have been restated for the 1-for-7 reverse stock split effective June 16, 2023.
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY FOCUS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31,
(amounts in thousands except per share data)

	2023	2022
Net sales	$5,717	$5,968
Cost of sales	5,494	6,286
Gross profit (loss)	223	(318)

Operating expenses:
Product development	587	1,491
Selling, general, and administrative	3,607	7,148
Loss on impairment	—	338
Total operating expenses	4,194	8,977
Loss from operations	(3,971)	(9,295)

Other expenses (income):
Interest income	(57)	—
Interest expense	380	954
Other income	(30)	(30)
Other expenses	26	56
Loss from operations before income taxes	(4,290)	(10,275)
Provision for income taxes	3	4
Net loss	$(4,293)	$(10,279)

Net loss per common stock basic and diluted:
Net loss	$(1.32)	$(8.88)

Weighted average shares of common stock outstanding:
Basic and diluted*	3,241	1,158
* Shares outstanding for prior periods have been restated for the 1-for-7 reverse stock split effective June 16, 2023.
 The accompanying notes are an integral part of these consolidated financial statements.

ENERGY FOCUS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31,
(amounts in thousands)

	2023	2022
Net loss	$(4,293)	$(10,279)

Other comprehensive loss:
Foreign currency translation adjustments	—	—
Comprehensive loss	$(4,293)	$(10,279)
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY FOCUS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022
(amounts in thousands)

					Additional Paid-in Capital	Accumulated Other Comprehensive Loss
	Preferred Stock		Common Stock				Accumulated Deficit
	Shares	Amount	Shares*	Amount				Total
Balance at December 31, 2021	876	$—	910	$—	$144,953	$(3)	$(138,741)	$6,209
Issuance of common stock under employee stock option and stock purchase plans	—	—	7	—	6	—	—	6
Issuance of common stock and warrants	—	—	187	1	3,499	—	—	3,500
Offering costs on issuance of common stock and warrants	—	—	—	—	(334)	—	—	(334)
Issuance of common stock upon the exercise of warrants	—	—	209	—	—	—	—	—
Stock-based compensation	—	—	—	—	117	—	—	117
Stock issued in exchange transactions	—	—	94	—	304	—	—	304
Net loss	—	—	—	—	—	—	(10,279)	(10,279)
Balance at December 31, 2022	876	$—	1,407	$1	$148,545	$(3)	$(149,020)	$(477)

Issuance of common stock	—	—	2,477	1	6,078	—	—	6,079
Stock issued in exchange transactions	—	—	465	—	1,716	—	—	1,716
Par value adjustment due to reverse stock split	—	—	—	(2)	2	—	—	—
Reduction in equity due to costs from reverse stock split	—	—	—	—	(16)	—	—	(16)
Stock-based compensation	—	—	—	—	44	—	—	44
Impact of adoption of ASU 2016-13 - CECL	—	—	—	—	—	—	(2)	(2)
Net loss	—	—	—	—	—	—	(4,293)	(4,293)
Balance at December 31, 2023	876	$—	4,349	$—	$156,369	$(3)	$(153,315)	$3,051

*Shares outstanding for prior periods have been restated for the 1-for-7 reverse stock split effective June 16, 2023.
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY FOCUS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,
(amounts in thousands)

	2023	2022
Cash flows from operating activities:
Net loss	$(4,293)	$(10,279)
Adjustments to reconcile net loss to net cash used in operating activities:
Other income	(40)	(30)
Capitalized interest on promissory notes payable	—	40
Depreciation	33	159
Stock-based compensation	44	117
Provision for doubtful accounts receivable	6	14
Provision for slow-moving and obsolete inventories	25	32
Provision for warranties	(33)	(111)
Amortization of loan discounts and origination fees	225	364
Loss on impairment	—	338
Change in operating assets and liabilities:
Accounts receivable	(1,131)	783
Accounts receivable - related party	(202)	—
Inventories	1,012	2,358
Prepayments to vendors	(200)	120
Prepaid and other assets	521	247
Accounts payable	(580)	(1)
Accounts payable- related party	2,146	—
Accrued and other liabilities	(47)	(584)
Right of use assets and lease liabilities	75	(12)
Deferred revenue	—	(268)
Total adjustments	1,854	3,566
Net cash used in operating activities	(2,439)	(6,713)

Cash flows from investing activities:
Acquisitions of property and equipment	(69)	(41)
Proceeds from the sale of property and equipment	—	25
Net cash used in investing activities	(69)	(16)

Cash flows from financing activities:
Proceeds from the issuance of common stock and warrants	6,079	3,500
Costs related to reverse stock-split	(16)	—
Offering costs paid on the issuance of common stock and warrants	—	(334)
Principal payments under finance lease obligations	—	(1)
Proceeds from exercise of stock options and purchases through employee stock purchase plan	—	6
Payments on the 2021 Streeterville Note	—	(1,640)
Payments on the 2022 Streeterville Note	(625)	—
Proceeds from the 2022 Streeterville Note	—	2,000
Proceeds from related party promissory notes payable	—	800
Proceeds from promissory notes payable	—	650
Payments for deferred financing costs	—	(114)
Net payments on credit line borrowings - Credit Facilities	(1,402)	(768)
Advanced capital contribution	450	—
Net cash provided by financing activities	4,486	4,099
(continued on the following page)

ENERGY FOCUS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31,
(amounts in thousands)

	2023	2022
Net increase (decrease) in cash	1,978	(2,630)
Cash, beginning of year	52	2,682
Cash, end of year	$2,030	$52

Supplemental information:
Cash paid in year for interest	$380	$364
Cash paid in year for income taxes	$—	$1

Non-cash investing and financing activities:
Debt-to-equity exchange transactions	$1,716	$304
The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF OPERATIONS
Energy Focus, Inc. engages primarily in the design, development, manufacturing, marketing and sale of energy-efficient lighting systems and controls. We develop, market and sell high quality light-emitting diode (“LED”) lighting and controls products in the commercial market and military maritime market (“MMM”). Our mission is to enable our customers to run their facilities with greater energy efficiency and productivity, and increased human health and wellness through advanced LED retrofit solutions. Our goal is to be the human wellness lighting and LED technology and market leader for the most demanding applications where performance, quality, value, environmental impact and health are considered paramount. We specialize in LED lighting retrofit by replacing fluorescent, high-intensity discharge lighting and other types of lamps in institutional buildings for primarily indoor lighting applications with our innovative, high-quality commercial and military-grade tubular LED (“TLED”) products, as well as other LED and lighting control products for commercial applications. We are also evaluating adjacent technologies including Gallium Nitride (“GaN”) based power supplies and additional market opportunities for energy solution products that support sustainability in our existing channels.

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
Going Concern and Nasdaq Continued Listing Requirements Compliance
Due to our financial performance as of December 31, 2023 and 2022, including net losses of $4.3 million and $10.3 million for the twelve months ended December 31, 2023 and 2022, respectively, and total cash used in operating activities of $2.4 million and $6.7 million for the twelve months ended December 31, 2023 and 2022, respectively, we determined that substantial doubt about our ability to continue as a going concern continues to exist at December 31, 2023. As a result of restructuring actions and initiatives, we have tailored our operating expenses to be more in line with our expected sales volumes; however, we continue to incur losses and have a substantial accumulated deficit.
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

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Nasdaq Capital Market Compliance
Our common stock is listed on the Nasdaq Capital Market, which has a minimum bid price of at least $1.00 per share as one of its continued listing requirements. On August 23, 2022, we received a letter from the Nasdaq Listing Qualifications Staff (the “Staff”) notifying us that we were not in compliance with the Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”), because the closing bid price for our common stock was below the minimum $1.00 per share for 30 consecutive business days. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided an initial period of 180 calendar days, or until February 20, 2023, to regain compliance with the Bid Price Rule. During the initial compliance period, our common stock continued to trade on the Nasdaq Capital Market, but did not satisfy the Bid Price Rule.

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

As of the date of this Annual Report, the Company believes it has maintained compliance with the Minimum Stockholders’ Equity Rule for continued listing on the Nasdaq Capital Market. To become compliant with the Bid Price Rule, the Company

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
effected a 1-for-7 reverse stock split to increase the per share trading price of the common stock effective June 16, 2023 (See Note 9, “Stockholders’ Equity”).

However, there can be no assurance that the Company will be able to maintain compliance with the Minimum Stockholders’ Equity Rule, Bid Price Rule, or other Nasdaq listing requirements. If the Company fails to maintain compliance with Nasdaq’s continued listing standards in accordance with the Panel’s decision, the Company’s common stock will be subject to delisting from Nasdaq.
Use of estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts in our financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact us in the future, actual results may vary from the estimates. Estimates include, but are not limited to, the establishment of reserves for accounts receivable, sales returns, inventory obsolescence and warranty claims, the useful lives of property and equipment, valuation allowance for net deferred taxes, and stock-based compensation. The Company began using estimates for its calculation of allowance for doubtful accounts receivable under Accounting Standards Codification (“ASC”) 326, Measurement of Credit Losses on Financial Instruments (“CECL”) commencing in 2023. In addition, estimates and assumptions associated with the determination of the fair value of financial instruments and evaluation of long-lived assets for impairment requires considerable judgment. Actual results could differ from those estimates and such differences could be material.
Basis of presentation
The Consolidated Financial Statements include the accounts of the Company. All significant inter-company balances and transactions have been eliminated. We have prepared the accompanying consolidated financial statements in accordance with U.S. GAAP and pursuant to the rules and regulations of the United States Securities & Exchange Commission (“SEC”).
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
A disaggregation of product net sales is presented in Note 11, “Product and Geographic Information.”
Accounts Receivable and Allowance for Credit Losses
Our trade accounts receivable consists of amounts billed to and currently due from customers. Substantially all of our customers are concentrated in the United States. In the normal course of business, we extend unsecured credit to our customers related to the sale of our products. Credit is extended to customers based on an evaluation of the customer’s financial condition and the amounts due are stated at their estimated net realizable value. We maintain allowances for sales returns and doubtful accounts receivable to provide for the estimated number of account receivables that will not be collected. The allowance is based on an assessment of forward-looking customer credit-worthiness and historical payment experience, the age of outstanding receivables, and performance guarantees to the extent applicable. Past due amounts are written off when our internal collection efforts have been unsuccessful, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. We do not generally require collateral from our customers.
Our standard payment terms with customers are net 30 days from the date of shipment, and we do not generally offer extended payment terms to our customers, but exceptions are made in some cases for major customers or with particular orders.

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
On January 1, 2023, the Company adopted Financial Instruments - Credit Losses (“ASC 326”). The standard adds to U.S. GAAP an impairment model known as the CECL model, which is based on expected losses rather than incurred losses. This standard only impacts the Company’s trade receivables. The Company decided to use the historical loss rate method of valuing its reserve for trade receivables. The allowance for credit losses is reviewed and assessed for adequacy on a quarterly basis. We take into consideration (1) any circumstances of which we are aware of a customer's inability to meet its financial obligations and (2) our judgments as to prevailing economic conditions in the industry and their impact on our customers. If circumstances change, and the financial condition of our customers is adversely affected and they are unable to meet their financial obligations, we may need to take additional allowances, which would result in an increase in our operating expense. This resulted in a $2 thousand adjustment to Retained Earnings as of January 1, 2023 and charges to credit loss expense of $4 thousand for the year ended December 31, 2023.
Pursuant to ASC 606, Revenue Recognition, contract assets and contract liabilities as of the beginning and ending of the reporting periods must be disclosed. Below is the breakout of the Company’s contract assets for such periods:

	December 31, 2023	December 31, 2022	January 01, 2022
Accounts Receivable	$1,590	$471	$1,254
Less: Reserve for Credit Losses/Allowance for Doubtful Accounts	(20)	(26)	(14)
Net Accounts Receivable	$1,570	$445	$1,240
Activity related to our reserve for credit losses was as follows (in thousands):

Allowance for doubtful accounts as of December 31, 2022	$(26)
Cumulative effect of the implementation of ASC 326	(2)
Reserve for credit losses as of December 31, 2023	(4)
Prior year reclassification of sales returns out of allowance for doubtful accounts	12
Allowance for doubtful accounts as of December 31, 2023	$(20)
Geographic information
All of our long-lived fixed assets are located in the United States. For the years ended December 31, 2023 and 2022, approximately 100% of sales were attributable to customers in the United States. The geographic location of our net sales is derived from the destination to which we ship the product.
Cash
Cash consists of investments in money market funds and deposits with banks. At December 31, 2023 and 2022, we had cash of $2.0 million and $52 thousand, respectively, on deposit with financial institutions located in the United States.
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

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
was applied to remaining inventory and included in lower of cost or market component of the provision for excess and obsolete inventory calculation. We limited inventory and component purchases to top selling products that maintained high inventory turnover. This resulted in a net decrease of our gross inventory levels of $1.0 million and a net increase of excess and obsolete inventory reserves of $26 thousand as compared to 2022.
Please refer to Note 4, “Inventories” for additional information.
Income taxes
As part of the process of preparing the Consolidated Financial Statements, we are required to estimate our income tax liability in each of the jurisdictions in which we do business. This process involves estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items, such as deferred revenues, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our Consolidated Balance Sheets. We then assess the likelihood of the deferred tax assets being recovered from future taxable income and, to the extent we believe it is more likely than not that the deferred tax assets will not be recovered, or is unknown, we establish a valuation allowance. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets. At December 31, 2023 and 2022, we have recorded a full valuation allowance against our net deferred tax assets due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward. The valuation allowance is based upon our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable. In considering the need for a valuation allowance, we assess all evidence, both positive and negative, available to determine whether all or some portion of the deferred tax assets will not be realized. Such evidence includes, but is not limited to, recent earnings history, projections of future income or loss, reversal patterns of existing taxable and deductible temporary differences, and tax planning strategies. We continue to evaluate the need for a valuation allowance on a quarterly basis.
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

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Property and equipment
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
Impairment of Long-lived assets
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
Refer to Note 5, “Property and Equipment,” for additional information.
Leases
The Company determines if an arrangement is a lease at its inception. A contract is or contains a lease if the contract conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration. Right-of-use (“ROU”) assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. We use our estimated incremental borrowing rate in determining the present value of lease payments considering the term of the lease, which is derived from information available at the lease commencement date. The lease term includes renewal options when it is reasonably certain that the option will be exercised and excludes termination options.
Lease expense for these leases is recognized on a straight-line basis over the lease term. We have elected not to recognize ROU assets and lease liabilities that arise from short-term leases for any class of underlying asset. Operating leases are included in Operating lease, right-of-use-assets, Operating lease liabilities, and Long-term operating lease liabilities in our Consolidated Balance Sheets.

Product development
Product development expenses include salaries, contractor and consulting fees, supplies and materials, as well as costs related to other overhead items such as depreciation and facilities costs. Research and development costs are expensed as they are incurred. We recognized $0.6 million and $1.5 million for the years ended December 31, 2023 and 2022, respectively.
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

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents a reconciliation of basic and diluted loss per share computations (in thousands, except per share amounts):

	For the years ended December 31,
	2023	2022
Numerator:
Net loss	$(4,293)	$(10,279)

Denominator:
Basic and diluted weighted average common shares outstanding*	3,241	1,158
* Shares outstanding for prior periods have been restated for the 1-for-7 reverse stock split effective June 16, 2023.

As a result of the net loss we incurred for the year ended December 31, 2023, convertible preferred stock representing approximately 25 thousand shares of common stock were excluded from the basic loss per share calculation because their inclusion would have been anti-dilutive.
As a result of the net loss we incurred for the year ended December 31, 2022, convertible preferred stock representing approximately 25 thousand shares of common stock were excluded from the basic loss per share calculation because their inclusion would have been anti-dilutive. We determined the exercise price of the June 2022 Pre-Funded Warrants to be nominal and, as such, have considered the approximately 196,978 shares underlying them, for the purposes of calculating basic EPS. The June 2022 Pre-Funded Warrants were all exercised in July 2022.
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
See Note 9, “Stockholders’ Equity,” for additional information.
Advertising expenses
Advertising expenses are charged to operations in the period incurred. They consist of costs for the placement of our advertisements in various media and the costs of demos provided to potential distributors of our products. Advertising expenses were $6 thousand and $0.3 million for the years ended December 31, 2023 and 2022, respectively.
Product warranties
We warrant our commercial and MMM LED products and controls for periods generally ranging from five to ten years. One product was sold in 2020 with a twenty year warranty. Warranty settlement costs consist of actual amounts expensed for warranty, which are largely a result of the cost of replacement products or rework services provided to our customers. A liability for the estimated future costs under product warranties is maintained for products under warranty based on the actual claims incurred to date and the estimated nature, frequency, and costs of future claims. One contract that expired in 2022 held a warranty of 10 years and drove the downward adjustment to existing warranties. These estimates are inherently uncertain and changes to our historical or projected experience may cause material changes to our warranty reserves in the future. We continuously review the assumptions related to the adequacy of our warranty reserve, including product failure rates, and make adjustments to the existing warranty liability when there are changes to these estimates or the underlying replacement product costs, or the warranty period expires.

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes warranty activity for the periods presented (in thousands):

	At December 31,
	2023	2022
Balance at the beginning of the year	$183	$295
Accruals for warranties issued	10	24
Adjustments to existing warranties	(43)	(136)
Accrued warranty reserve at the end of the year	$150	$183
Recently issued accounting standards
On November 27, 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting-Improvements to Reportable Segment Disclosures, which requires public entities to provide disclosures of significant segment expenses and other segment items. The guidance requires public entities to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually and also applies to public entities with a single reportable segment. Entities are permitted to disclose more than one measure of a segment’s profit or loss if such measures are used by the chief operating decision-maker to allocate resources and assess performance, as long as at least one of those measures is determined in a way that is most consistent with the measurement principles used to measure the corresponding amounts in the consolidated financial statements. The guidance is applied retrospectively to all periods presented in financial statements, unless it is impracticable, and is effective for fiscal years beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. Early adoption is permitted. This standard will only impact disclosures and will be adopted by the Company on January 1, 2024. We are currently evaluating the impact this ASU will have on our financial statements and disclosures.
On December 14, 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. Under the new guidance, entities must consistently categorize and provide greater disaggregation of information in the rate reconciliation. They must also further disaggregate income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The guidance applies to all entities subject to income taxes and is effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company plans to adopt this standard on January 1, 2025. We are currently evaluating the impact this ASU will have on our financial statements and disclosures.
Recently adopted accounting standards
In June 2016, the FASB issued Accounting Standard Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which significantly changes the accounting for credit losses on instruments within its scope. The new guidance introduces an approach based on expected losses to estimate credit losses on certain financial instruments, including trade receivables, and requires an entity to recognize an allowance based on its estimate of expected credit losses rather than incurred losses. For smaller reporting companies, this standard became effective for interim and annual periods starting after December 15, 2022, and has been adopted by the Company. We adopted this guidance during the first quarter of 2023, and it did not have a material impact on our consolidated balance sheets or results of operations.
Certain risks and concentrations
We have certain customers whose net sales individually represented 10% or more of our total net sales, or whose net trade accounts receivable balance individually represented 10% or more of our total net trade accounts receivable as follows:
•In 2023, two customers accounted for 48% of net sales, with sales to our primary distributor for the U.S. Navy accounting for approximately 35% and sales to a shipbuilder for the U.S. Navy accounting for approximately 13%. In 2022, two customers accounted for 27% of net sales, with sales to our primary distributor for the U.S. Navy accounting for approximately 13% and sales to a regional commercial lighting retrofit company accounting for approximately 14% of net sales.

•At December 31, 2023, one distributor to the U.S. Department of Defense accounted for 74% of our net trade accounts receivable, when combined with our net trade accounts receivable to shipbuilders for the U.S. Navy, total net accounts

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
receivable related to U.S. Navy sales is 78% of total net accounts receivable. At December 31, 2022, a distributor to the U.S. Department of Defense accounted for 25% of our net trade accounts receivable, when combined with our net trade accounts receivable to shipbuilders for the U.S. Navy, total net accounts receivable related to U.S. Navy sales is 30% of total net accounts receivable.
We require substantial amounts of purchased materials from selected vendors. With specific materials, all of our purchases are from a single vendor. The availability and costs of materials may be subject to change due to, among other things, new laws or regulations, suppliers’ allocation to other purchasers, interruptions in production by suppliers, global health issues such as the COVID-19 pandemic, and changes in exchange rates and worldwide price and demand levels. Our inability to obtain adequate supplies of materials for our products at favorable prices could have a material adverse effect on our business, financial position, or results of operations by decreasing our profit margins and by hindering our ability to deliver products to our customers on a timely basis. Additionally, certain vendors require advance deposits prior to the fulfillment of orders. Deposits paid on unfulfilled orders totaled $0.8 million and $0.6 million at December 31, 2023 and 2022, respectively.
We have certain vendors who individually represented 10% or more of our total expenditures, or whose net trade accounts payable balance individually represented 10% or more of our total net trade accounts payable, as follows:
•One offshore supplier, a related party, accounted for approximately 28.0% of our total expenditures for the twelve months ended December 31, 2023. At December 31, 2023, two offshore suppliers accounted for approximately 16% and 57% (the latter a related party, see Note 13 “Related Party Transactions”) of our trade accounts payable balance.
•One offshore supplier accounted for approximately 16% of our total expenditures for the twelve months ended December 31, 2022. At December 31, 2022, this same offshore supplier accounted for approximately 36% of our trade accounts payable balance.

NOTE 3. LEASES
The Company leases certain equipment, manufacturing, warehouse and office space under non-cancellable operating leases with expirations through 2027 under which it is responsible for related maintenance, taxes and insurance. The Company had one finance lease on a forklift containing a bargain purchase option, which was exercised in July 2022. As of March 25, 2022, the terms of our real estate operating lease have been modified beginning July 1, 2022 and extended through 2027. In accordance with ASC 842, Leases (“ASC 842”), the related lease liability was remeasured and the right-of-use asset was adjusted at the time of modification. The present value of the lease obligations for the lease was calculated using an incremental borrowing rate of 16.96%, which was the Company’s blended borrowing rates (including interest, annual facility fees, collateral management fees, bank fees and other miscellaneous lender fees) on its revolving lines of credit with Crossroads Financial Group, LLC (as described below in Note 7, “Debt”) and Factors Southwest L.L.C. (as described below in Note 7, “Debt”). The weighted average remaining lease term for the operating leases is 3.5 years.

Components of the operating lease costs recognized in net loss were as follows (in thousands):

	For the years ended December 31,
	2023	2022
Sub-lease income	$—	$(90)
Lease cost	461	501
Total lease cost, net	$461	$411
Supplemental Consolidated Balance Sheet information related to the Company’s operating leases are as follows (in thousands):

	At December 31,
	2023	2022
Operating Leases
Operating lease right-of-use assets	$899	$1,180
Operating lease liabilities	1,021	1,227

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Future minimum lease payments required under operating and finance leases for each of the years 2024 through 2027 are as follows (in thousands):

Operating Leases
2024	379
2025	385
2026	390
2027	197
Total future undiscounted lease payments	1,351
Less imputed interest	(330)
Total lease obligations	$1,021
Supplemental cash flow information related to leases was as follows (in thousands):

	Years ended December 31,
	2023	2022
Supplemental Cash Flow Information:
Cash paid, net, for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$383	$423
Financing cash flows from finance leases	$—	$1

NOTE 4. INVENTORIES
Inventories consist of the following (in thousands):

	At December 31,
	2023	2022
Raw materials	$2,189	$3,347
Finished goods	4,803	4,656
Reserve for excess, obsolete, and slow-moving inventories	(2,553)	(2,527)
Inventories, net	$4,439	$5,476
The following is a roll-forward of the reserves for excess, obsolete, and slow-moving inventories (in thousands):

	At December 31,
	2023	2022
Beginning balance	$(2,527)	$(3,050)
Accrual	(404)	(312)
Reduction due to sold inventory	378	323
Write-off for disposed inventory	—	512
Reserves for excess, obsolete, and slow-moving inventories	$(2,553)	$(2,527)
.

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5. PROPERTY AND EQUIPMENT
Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets and consist of the following (in thousands):

	At December 31,
	2023	2022
Equipment (useful life 3 - 15 years)	$1,061	$1,061
Tooling (useful life 2 - 5 years)	190	190
Vehicles (useful life 5 years)	41	—
Leasehold improvements (the shorter of useful life or lease life)	141	141
Construction in progress	28	—
Property and equipment at cost	1,461	1,392
Less: accumulated depreciation	(1,349)	(1,316)
Property and equipment, net	$112	$76
Depreciation expense was $33 thousand and $159 thousand for the years ended December 31, 2023 and 2022, respectively. During the third quarter of 2022 it was determined that the light disinfection robots were no longer of use and the net book value of $76 thousand was recorded as a loss on impairment of fixed assets. During the fourth quarter of 2022, impairment charges totaling $262 thousand were recorded, which primarily relates to other assets disposed or otherwise abandoned following a review by management. Impairment charges were based on level 3 inputs, including estimated residual or sale value to market participants, in determining fair value. As impaired assets relate primarily to the Company and/or its discontinued products, management determined fair value was insignificant. For the year ended December 31, 2022, the Company recognized a loss of $338 thousand on the impairment of fixed assets. No such loss was recorded during the year ended December 31, 2023.
NOTE 6. PREPAID AND OTHER CURRENT ASSETS
Prepaid and other current assets consisted of the following (in thousands):

	At December 31,
	2023	2022
Prepaid insurance	$32	$63
Prepaid expenses	81	130
Prepaid rent	41	39
Other	2	—
Total prepaid and other current assets	$156	232
NOTE 7. DEBT
Debt consisted of the following (in thousands):

	At December 31,
	2023	2022
Credit facilities, net	$—	$1,447
Promissory notes - related parties	—	814
Streeterville notes, net	1,323	2,618
Advanced capital contribution	450	—
Total	$1,773	$4,879

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Credit Facilities
On August 11, 2020, we entered into two debt financing arrangements (together, the “Credit Facilities”) that allowed for expanded borrowing capacity at a lower blended borrowing cost. We paid off and terminated the Credit Facilities during the year ended December 31, 2023.
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
On January 18, 2023, the Company and Crossroads entered into an amendment to the Inventory Loan Agreement (the “Crossroads Amendment”) to restructure and pay down the Inventory Facility. The Crossroads Amendment provided that the Company makes payments to reduce the outstanding obligations under the Inventory Facility of $750 thousand by January 20, 2023 and $250 thousand by February 15, 2023. The Company also agreed to make monthly payments of approximately $40 thousand towards the remaining outstanding obligations under the Inventory Facility, and to reduce the maximum amount that may be available to the Company under the Inventory Facility from $3.5 million to $500 thousand, subject to the borrowing base as set forth in the Inventory Loan Agreement.
Pursuant to the Crossroads Amendment, Crossroads and the Company also agreed to extend the Inventory Facility’s current term through December 31, 2023, while eliminating the minimum borrowing amount and unused line fees and reducing the monthly service fee to a lower, fixed amount. The Company also agreed to a slightly increased interest rate, which was more than offset by the reduction in the monthly service fees. Pursuant to the Crossroads Amendment, the interest rate on borrowings under the Inventory Facility per annum was a rate equal to (i) the Three-Month LIBOR rate plus 5.5% or (ii) at Crossroads’ discretion, an alternative reference rate, SOFR (Secured Overnight Financing Rate), plus 6.00%. The Inventory Facility was paid in full on September 24, 2023, using the interest rate of 11.16% per annum, and the Company wrote off the difference of $40 thousand between the final invoice amount and the carrying value of the debt, which was recorded as interest income.

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
Borrowings under the Inventory Facility was $1.4 million at December 31, 2022. Borrowings under the Receivables Facility was $0.1 million at December 31, 2022. These facilities are recorded in the Consolidated Balance Sheets as of December 31, 2022 as a current liability under the caption “Credit line borrowings.”
Promissory Notes-Related Parties
During the third and fourth quarters of the year ended December 31, 2022, we entered into short-term unsecured promissory notes (the “2022 Promissory Notes”) with Mei-Yun (Gina) Huang, Chiao Chieh (Jay) Huang, and Tingyu Lin. Ms. Gina Huang is a member of the Board of Directors and Mr. Jay Huang is our Chief Executive Officer (“CEO”) and a former member of the Board of Directors. The total liability for the 2022 Promissory Notes was $1.5 million at December 31, 2022. All of the 2022 Promissory Notes were exchanged for common stock on January 17, 2023. See Note 9, “Stockholders’ Equity.”

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

The 2022 Streeterville Note had an original maturity date of April 21, 2024, and accrues interest at 8% per annum, compounded daily, on the outstanding balance. On January 17, 2023, we agreed with Streeterville to restructure and pay down the 2022 Streeterville Note and extend its maturity date to December 1, 2024 (the “2022 Streeterville Note Amendment”). We agreed to make payments to reduce the outstanding amounts of the 2022 Streeterville Note of $500 thousand by January 20, 2023 and by $250 thousand by July 14, 2023. Beginning January 1, 2024, we agreed to make twelve monthly repayments of approximately $117 thousand each. We have the right to prepay any of the scheduled repayments at any time or from time to time without additional penalty or fees.

On March 31, 2023, the Company entered into an Exchange Agreement (the “March 2023 Exchange Agreement”) with Streeterville, pursuant to which we agreed to (i) partition from the 2022 Streeterville Note a new Promissory Note (the “March 2023 Partitioned Note”) in the original principal amount of $250 thousand (the “March 2023 Exchange Amount”), (ii) cause the outstanding balance of the 2022 Streeterville Note to be reduced by an amount equal to the March 2023 Exchange Amount, and (iii) exchange (the “March 2023 Exchange”) the March 2023 Partitioned Note for 71,715 shares of the Company’s common stock. The March 2023 Exchange was priced at-the-market under the Nasdaq rules and was effected pursuant to one or more exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). There were no gross proceeds to the Company in respect of the March 2023 Exchange, provided that $125 thousand of the March 2023 Exchange Amount was applied toward the $250 thousand payment due on or before July 14, 2023 pursuant to the 2022 Streeterville Note Amendment, and $125 thousand was credited to satisfy the December 1, 2024 required payment.

The total liability for the 2022 Streeterville Note, net of discount and financing fees, was $1.3 million and $2.0 million at December 31, 2023 and 2022, respectively. In January 2024, we paid off the 2022 Streeterville Note in full. See Note 14 “Subsequent Events”.
Unamortized loan discount and debt issuance costs for Streeterville Notes were $36 thousand and $43 thousand at December 31, 2023 and 2022, respectively.
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

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Advanced capital contribution
In October 2023, an unrelated party agreed to subscribe the Company’s common stocks in the next round of private placement and transferred funds in the amount of $450 thousand. There is no restriction in use of the funds and the advanced capital contribution bears no interest. The terms of the next round of private placement are undetermined and the Company may return the funds on demand.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Purchase Commitments
As of December 31, 2023, we had approximately $0.5 million in outstanding purchase commitments for inventory, of which the majority is expected to ship in the first quarter of 2024. We have 49% of the outstanding purchase commitments with a related party.
NOTE 9. STOCKHOLDERS’ EQUITY
Common Stocks
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

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Private Placements
The Company entered the securities purchase agreements with certain investors and issued 2,870,964 (including debt-to-equity exchange noted in Note 7, “Debt”) and 384,615 shares of common stock during the years ended December 31, 2023 and 2022, respectively.
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
March 2023 Private Placements
On March 28, 2023, the Company entered into a securities purchase agreement with Mr. Chiao Chieh (Jay) Huang, pursuant to which the Company agreed to issue and sell, in a private placement (the “March 28, 2023 Private Placement”), 15,500 shares of the Company’s common stock for a purchase price of $3.55 per share.
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
January 2023 Transactions with Mei Yun (Gina) Huang

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
In July 2022, all of the June 2022 Pre-Funded Warrants were exercised. As of December 31, 2023, June 2022 Warrants to purchase an aggregate of 384,615 shares remained outstanding, with a weighted average exercise price of $9.10 per share. The exercise of the remaining June 2022 Warrants outstanding could provide us with cash proceeds of up to $3.5 million in the aggregate.
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
In January 2022, all of the December 2021 Pre-Funded Warrants were exercised. As of December 31, 2023, December 2021 Warrants to purchase an aggregate of 182,630 shares remained outstanding, with an exercise price of $24.64 per share. The December 2021 Warrants expire on December 16, 2026. The exercise of the remaining December 2021 Warrants outstanding could provide us with cash proceeds of up to $4.5 million in the aggregate.
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

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Series A Preferred Stock (a) has a preference upon liquidation equal to $0.67 per share and then participates on an as-converted basis with the common stock with respect to any additional distributions, (b) shall receive any dividends declared and payable on our common stock on an as-converted basis, and (c) is convertible at the option of the holder into shares of our common stock on a 1- for- 35 basis.
As of December 31, 2023 and 2022, there were 876,447 Series A Preferred Stock issued and outstanding which can be convertible into 25 thousand shares of common stock at the option of the holder.
Warrants
During the years ended December 31, 2023 and 2022, no warrants were exercised.

As of December 31, 2023 and 2022, we had the following outstanding warrants:

	As of December 31, 2023	As of December 31, 2022
	Number of Underlying Shares		Exercise Price	Expiration
June 2022 Warrants	384,615	384,615	$9.10	December 16, 2026
December 2021 Warrants	182,630	182,630	$24.64	June 7, 2027
January 2020 Investor Warrants	26,819	26,819	$23.59	January 13, 2025
January 2020 Placement Agent Warrants	5,954	5,954	$34.96	January 13, 2025
	600,018	600,018
Stock-based Compensation
Stock-based compensation expense is attributable to stock options and restricted stock unit awards. For all stock-based awards, we recognize expense using a straight-line amortization method.

The following table summarizes stock-based compensation expense and the impact it had on operations for the periods presented (in thousands):

	For the year ended December 31,
	2023	2022
Cost of sales	$2	$2
Product development	—	15
Selling, general, and administrative	42	100
Total stock-based compensation	$44	$117
At December 31, 2023 and 2022, we had unearned stock compensation expense of $64 thousand and $128 thousand, respectively. These costs will be charged to expense and amortized on a straight-line basis in subsequent periods. The remaining weighted average period over which the unearned compensation is expected to be amortized was approximately 2.7 years years as of December 31, 2023 and 2.8 years as of December 31, 2022.
Stock Options
The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. Estimates utilized in the calculation include the expected life of the option, risk-free interest rate, and expected volatility, and are further comparatively detailed as follows:

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2023	2022
Fair value of options issued	$2.49	$0.77
Exercise price	$3.04	$0.95
Expected life of option (in years)	6.1	6.1
Risk-free interest rate	3.5%	3.0%
Expected volatility	101.8%	104.0%
Dividend yield	0.00%	0.00%
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

Options outstanding under all plans at December 31, 2023 have a contractual life of ten years, and vesting periods between one and four years. A summary of option activity under all plans was as follows:

	Number of Options*	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2021	38,032	$24.30
Granted	32,317	6.67
Exercised	(22,893)	21.00
Canceled/forfeited	(318)	19.52
Expired	(36)	10.18
Outstanding at December 31, 2022	47,102	13.78
Granted	11,427	$3.04
Canceled/forfeited	(24,076)	18.55
Expired	(3,878)	17.03
Balance at December 31, 2023	30,575	$5.60

Vested and expected to vest at December 31, 2023	25,679	$5.77

Exercisable at December 31, 2023	8,068	$7.53
*Options have been restated for the 1-for-7 reverse stock split effective June 16, 2023.
The “Expected to Vest” options are the unvested options that remain after applying the pre-vesting forfeiture rate assumption to total unvested options. No options were exercised during 2023 and 22,893 options were exercised during 2022. All outstanding equity awards were out of the money as of December 31, 2023.

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The options outstanding at December 31, 2023 have been segregated into ranges for additional disclosure as follows:

OPTIONS OUTSTANDING						OPTIONS EXERCISABLE
Range of Exercise Prices			Number of Shares Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$3.04	—	$4.14	7,142	9.3	$3.04	—	—	$—
$4.15	—	$5.73	21,428	8.7	5.25	6,702	8.7	5.25
$5.74	—	$13.48	882	7.2	8.34	453	6.7	9.26
$13.49	—	$27.55	661	5.8	16.80	661	5.8	16.80
$27.56	—	$59.78	463	7.0	39.91	252	6.8	40.68
			30,576	8.7	$5.60	8,068	8.3	$7.53
Restricted Stock Units
In 2015, we began issuing restricted stock units to certain employees and non-employee Directors under the 2014 Plan with vesting periods ranging from one to four years from the grant date. In 2020, we began issuing restricted stock units to certain employees and non-employee Directors under the 2020 Plan with vesting periods ranging from one to four years.
The following table shows a summary of restricted stock unit activity:

	Restricted Stock Units Outstanding*	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	343	$1.02
Granted	7,143	$0.18
Expired	(5,829)	$0.22
Outstanding at December 31, 2022	1,657	$11.13
Expired	(1,428)	$4.90
Canceled/forfeited	(229)	$49.99
Outstanding at December 31, 2023	—	$—
*Restricted stock units have been restated for the 1-for-7 reverse stock split effective June 16, 2023.
NOTE 10. INCOME TAXES
We file income tax returns in the U.S. federal jurisdiction, as well as in various state and local jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2020. Our practice is to recognize interest and penalties related to income tax matters in income tax expense when and if they become applicable. At December 31, 2023 and 2022, respectively, there were no accrued interest and penalties related to uncertain tax positions.

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table shows the components of the provision for income taxes (in thousands):

	For the year ended December 31,
	2023	2022
Current:
State	$3	$4
Deferred:
U.S. Federal	—	—
Provision for (benefit from) income taxes	$3	$4
The principal items accounting for the difference between income taxes computed at the U.S. statutory rate and the (benefit from) provision for income taxes reflected in our Consolidated Statements of Operations are as follows:

	For the year ended December 31,
	2023	2022
U.S. statutory rate	21.0%	21.0%
State taxes (net of federal tax benefit)	4.5	1.3
Valuation allowance	(29.5)	(18.2)
Other	4.1	(4.1)
	0.0%	0.0%
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are as follows (in thousands):

	At December 31,
	2023	2022
Accrued expenses and other reserves	$1,195	$1,458
Right-of-use-asset	(197)	(294)
Lease liabilities	224	306
Tax credits, deferred R&D, and other	470	438
Net operating loss	20,935	18,856
Valuation allowance	(22,627)	(20,764)
Net deferred tax assets	$—	$—
In 2023, our effective tax rate was lower than the statutory rate due to an increase in the valuation allowance as a result of the $6.3 million additional federal net operating loss we recognized for the year. In 2022, our effective tax rate was lower than the statutory rate due to an increase in the valuation allowance of the $9.2 million additional federal net operating loss we recognized for the year.
At December 31, 2023, we had federal and state net operating loss carry-forwards (“NOLs”) of approximately $138.7 million for federal income tax purposes ($48.0 million for state and local income tax purposes). However, due to changes in our capital structure, approximately $84.3 million of the $138.7 million is available after the application of IRC Section 382 limitations. As a result of the Tax Cuts and Job Act of 2017 (the “Tax Act”), NOLs generated in tax years beginning after December 31, 2017 can only offset 80% of taxable income. These NOLs can no longer be carried back, but they can be carried forward indefinitely. The $6.3 million and $9.2 million in federal net operating losses generated in December 31, 2023 and 2022 will be subject to the new limitations under the Tax Act. If not utilized, the NOLs generated prior to December 31, 2017 of $0.9 million will begin to expire in 2024 for federal purposes and have begun to expire for state and local purposes.
Since we believe it is more likely than not that the benefit from NOLs will not be realized, we have provided a full valuation allowance against our deferred tax assets at December 31, 2023 and 2022, respectively. We had no net deferred tax liabilities at December 31, 2023 or 2022, respectively.

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11. PRODUCT AND GEOGRAPHIC INFORMATION
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
The following table provides a breakdown of product net sales for the years indicated (in thousands):

	Year ended December 31,
	2023	2022
Commercial products	$1,593	$3,746
MMM products	4,124	2,222
Total net sales	$5,717	$5,968
A geographic summary of net sales is as follows (in thousands):

	For the year ended December 31,
	2023	2022
United States	$5,690	$5,815
International	27	153
Total net sales	$5,717	$5,968
At December 31, 2023 and 2022, approximately 100% of our long-lived assets, which consist of property and equipment, were located in the United States.
NOTE 12. RECEIVABLE FOR CLAIMED EMPLOYEE RETENTION TAX CREDIT
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
Under the amended guidelines, we were eligible to receive the ERTC for the second and third quarters of 2021. As part of the filing of our employer tax filings for the third quarter of 2021, we applied for and received a refund of $431 thousand, and we amended our filing for the second quarter of 2021, for which we received an additional refund of approximately $445 thousand during 2023. This amount was recorded as a receivable in the Consolidated Balance Sheet as of December 31, 2022 and was received during 2023.

NOTE 13. RELATED PARTY TRANSACTIONS
Promissory Notes
On September 16, 2022 and November 9, 2022, the Company issued and sold 2022 Promissory Notes to one of the members of its Board of Directors, Mei-Yun (Gina) Huang, for $450 thousand and $350 thousand, respectively.

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the third and fourth quarters of the year ended December 31, 2022, we issued and sold 2022 Promissory Notes for an aggregate principal amount of $600,000 to Chiao Chieh (Jay) Huang, our CEO.
Please refer to Note 7, “Debt” for further detail.
Purchase Transactions
The Company has a purchase agreement for TLED products and spare parts with Sander Electronics, Inc., a shareholder of the Company. Purchases from Sander Electronics, Inc. for the year ended December 31, 2023 totaled $2.1 million. Accounts payable to Sander Electronics, Inc. amounted to $2.1 million as of December 31, 2023. The Company did not enter into any transactions with Sander Electronics, Inc. during the fiscal year of 2022.
Private Placements
Please refer to Note 9 for further details on Private Placements in 2023 and 2022.

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14. SUBSEQUENT EVENTS
Early Payoff 2022 Streeterville Note
On January 18, 2024, the Company and Streeterville entered into a payoff letter (the “Letter”) and exchange agreement (“Exchange Agreement”) to pay off the 2022 Streeterville Note early. The Letter and Exchange Agreement provide that the Company makes payments to reduce the outstanding obligations under the 2022 Streeterville Note of $1.0 million in cash by January 19, 2024 and exchanges 94,440 shares of common stocks by January 23, 2024 for the remaining amount. In January 2024, we paid off the 2022 Streeterville Note in full early.

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

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Pursuant to Rule 13a-15(b) under the Exchange Act, our management must evaluate, with the participation of our Chief Executive Officer, the effectiveness of our disclosure controls and procedures, as of December 31, 2023, the end of the period covered by this report. Management, with the participation of our current Chief Executive Officer, did evaluate the effectiveness of our disclosure controls and procedures as of the end of period covered by this report. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2023.
Management’s report on internal controls over financial reporting
Management of Energy Focus, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2023 based upon criteria established in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”).
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
Based upon our evaluation under the COSO framework as of December 31, 2023, management concluded that its internal control over financial reporting was effective as of December 31, 2023.
Changes in internal control over financial reporting
For the fiscal year ended December 31, 2023, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
ITEM 11. EXECUTIVE COMPENSATION.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Except as set forth in Part I, the information required by Items 10, 11, 12, 13 and 14 will appear in the definitive Energy Focus, Inc. Proxy Statement for the Annual Meeting of Shareholders to be held on or about June 15, 2024, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated by reference in this Annual Report pursuant to General Instruction G(3) of Form 10-K (other than the portions thereof not deemed to be “filed” for the purpose of Section 18 of the Securities Exchange Act of 1934).
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
SCHEDULE II
ENERGY FOCUS, INC.
SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
(amounts in thousands)

Description	Beginning Balance	Charges to Revenue/ Expense	Deductions	Ending Balance
Year ended December 31, 2023
Allowance for doubtful accounts and returns	$26	6	12	$20
Inventory reserves	2,527	404	378	2,553
Valuation allowance for deferred tax assets	20,764	2,209	346	22,627
Year ended December 31, 2022
Allowance for doubtful accounts and returns	$14	$29	$17	$26
Inventory reserves	3,050	312	835	2,527
Valuation allowance for deferred tax assets	18,931	1,833	—	20,764
 (3) Exhibits
EXHIBIT INDEX

Exhibit Number	Description of Documents
3.1	Certificate of Incorporation of Energy Focus, Inc. (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed May 1, 2006).

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.2	Certificate of Amendment to the Certificate of Incorporation of Energy Focus, Inc. filed with the Secretary of State of the State of Delaware on June 21, 2010 (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed on March 24, 2020).
3.3	Certificate of Amendment to the Certificate of Incorporation of Energy Focus, Inc. filed with the Secretary of State of the State of Delaware on October 9, 2012 (incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K filed on March 24, 2020).
3.4	Certificate of Amendment to the Certificate of Incorporation of Energy Focus, Inc. filed with the Secretary of State of the State of Delaware on October 28, 2013 (incorporated by reference to Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K filed on March 24, 2020).
3.5	Certificate of Amendment to the Certificate of Incorporation of Energy Focus, Inc. filed with the Secretary of State of the State of Delaware on July 16, 2014 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 16, 2014).
3.6	Certificate of Amendment to the Certificate of Incorporation of Energy Focus, Inc. filed with the Secretary of State of the State of Delaware on July 24, 2015 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 27, 2015).
3.7	Certificate of Amendment to the Certificate of Incorporation of Energy Focus, Inc. filed with the Secretary of State of the State of Delaware on January 15, 2020 (incorporated by reference to Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K filed on March 24, 2020).
3.8	Certificate of Designation of Series A Convertible Preferred Stock of Energy Focus, Inc. filed with the Secretary of State of the State of Delaware on March 29, 2019 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 1, 2019).
3.9	Amendment to the Certificate of Designation of Series A Convertible Preferred Stock of Energy Focus, Inc. filed with the Secretary of State of the State of Delaware on May 30, 2019 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 30, 2019).
3.10	Amendment to the Certificate of Designation of Series A Convertible Preferred Stock of Energy Focus, Inc. filed with the Secretary of State of the State of Delaware on January 15, 2020 (incorporated by reference to Exhibit 3.10 to the Registrant’s Annual Report on Form 10-K filed on March 24, 2020).
3.11	Certificate of Amendment of Certificate of Incorporation, dated June 11, 2020 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 11, 2020).
3.12	Certificate of Amendment of Certificate of Incorporation, dated June 15, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 22, 2023).
3.13	Bylaws of Energy Focus, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 18, 2020).
3.14	Certificate of Ownership and Merger, Merging Energy Focus, Inc., a Delaware corporation, into Fiberstars, Ind. a Delaware corporation, filed with the Secretary of State of the State of Delaware on May 4, 2007 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2007).
4.1	Description of Securities of Energy Focus, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed on March 24, 2020).
4.2	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on January 13, 2020).
4.3	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on January 13, 2020).
4.4	Form of Amendment to Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K filed on March 25, 2021).
4.5	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on December 15, 2021).
4.6	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on June 6, 2022).
10.2*	Energy Focus, Inc. Executive Bonus Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 19, 2019).
10.3	Form of Securities Purchase Agreement, dated as of January 9, 2020, between the Company and each purchaser named in the signature pages thereto (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on January 13, 2020).
10.4	Loan and Security Agreement, dated as of August 11, 2020, by and between the Company and Crossroads Financial Group, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2020).
10.5*	Energy Focus, Inc. 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 22, 2020).
10.6*	Energy Focus, Inc. 2020 Stock Incentive Plan - Form of Restricted Stock Unit Award Agreement for Employees (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 22, 2020).
10.7*	Energy Focus, Inc. 2020 Stock Incentive Plan - Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on September 22, 2020).
10.8*	Energy Focus, Inc. 2020 Stock Incentive Plan - Form of Nonqualified Stock Option Agreement for Employees (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on September 22, 2020).

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.9*	Energy Focus, Inc. 2020 Stock Incentive Plan - Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on September 22, 2020).
10.10	First Amendment to Loan and Security Agreement, dates as of April 20, 2021 by and between the Company and Crossroads Financial Group, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 21, 2021).
10.11##	Form of Securities Purchase Agreement, dated as of December 13, 2021, between the Company and each purchaser named in the signature pages thereto (incorporated by reference to Exhibit 10.1 in the Registrant’s Current Report on Form 8-K filed on December 15, 2021).
10.12	Registration Rights Agreement, dated as of December 13, 2021, between the Company and each purchaser named in the signature pages thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 15, 2021).
10.13	Note Purchase Agreement, dated as of April 21, 2022 by and between the Company and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 25, 2022).
10.14	Promissory Note, dated as of April 21, 2022 by and between the Company and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 25, 2022).
10.15	Securities Purchase Agreement, dated as of June 3, 2022 by and between the Company and Certain Investors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 6, 2022).
10.16	Registration Rights Agreement dated as of June 3, 2022 by and between the Company and Certain Investors (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 6, 2022).
10.17*	Amended and Restated Energy Focus, Inc. 2020 Stock Incentive Plan, dated as of June 22, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 24, 2022).
10.18*	Chief Executive Officer Offer Letter dated September 6, 2022 between Lesley A. Matt and Energy Focus, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 10, 2022).
10.19	Promissory Note, dated as of September 16, 2022, by and between the Company and Mei-Yun Huang (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 22, 2022).
10.20	Promissory Note, dated as of October 27, 2022, by and between the Company and Chiao Chieh (Jay) Huang (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 10, 2022).
10.21	Promissory Note, dated as of November 4, 2022, by and between the Company and Chiao Chieh (Jay) Huang (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 10, 2022).
10.22	Promissory Note, dated as of November 9, 2022, by and between the Company and Mei-Yun Huang (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 10, 2022).
10.23	Promissory Note, dated as of December 6, 2022, by and between the Company and Chiao Chieh (Jay) Huang (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 9, 2022).
10.24	Promissory Note, dated as of December 21, 2022, by and between the Company and Chiao Chieh (Jay) Huang (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 23, 2022).
10.25	Promissory Note, dated as of December 30, 2022, by and between the Company and Tingyu Lin (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 6, 2023).
10.26	Securities Purchase Agreement, dated as of January 5, 2023, between the Company and Mei Yun Huang (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 11, 2023).
10.27	Securities Purchase Agreement, dated as of January 5, 2023, between the Company and Mei Yun Huang (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 11, 2023).
10.28	Form of Securities Purchase Agreement, dated as of January 17, 2023, between the Company and each purchaser named in the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 23, 2023).
10.29	Form of Registration Rights Agreement, dated as of January 17, 2023, between the Company and each purchaser named in the signature pages thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 23, 2023).
10.30	Form of Exchange Agreement, dated January 17, 2023, between the Company and Mei Yun (Gina) Huang (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on January 23, 2023).
10.31	Second Amendment to Loan and Security Agreement, dated January 18, 2023, between the Company and Crossroads Financial Group, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on January 23, 2023).
10.32	Amendment to Promissory Note, dated January 17, 2023, between the Company and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on January 23, 2023).
10.33	Securities Purchase Agreement, dated as of February 24, 2023, between the Company and Mei Yun (Gina) Huang (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 28, 2023).
10.34	Securities purchase agreement, dated as of March 28, 2023 with Chiao Chieh (Jay) Huang (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed on May 11, 2023).
10.35	Securities purchase agreement, dated as of March 30, 2023 with Mei Yun (Gina) Huang (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q filed on May 11, 2023).
10.36	Exchange Agreement, dated as of March 31, 2023, between the Company and Streeterville Capital, LLC. (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q filed on May 11, 2023).

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.37	Form of Securities Purchase Agreement, dated as of September 29, 2023, between the Company and certain accredited investors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 5, 2023).
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed on March 23, 2023)
23.1	Consent of GBQ Partners, LLC, Independent Registered Public Accounting Firm (filed with this Report).
31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Compensation Recovery Policy of Energy Focus, Inc.
101+**	The following financial information from Energy Focus, Inc. Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements.
104**	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Management contract or compensatory plan or arrangement.
**	Pursuant to Regulation S-T, this interactive data file is not deemed filed for purposes of Section 11 of the Securities Act, or Section 18 of the Exchange Act, or otherwise subject to the liabilities of these sections.
+	This exhibit will not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act or the Exchange Act.
#	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).
##	Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the Securities and Exchange Commission upon request.

ITEM 16. FORM 10-K SUMMARY
None.

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

ENERGY FOCUS, INC.

Date: March 22, 2024	By:	/s/ Chiao Chieh (Jay) Huang
Chiao Chieh (Jay) Huang
Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated:

Date	Signature	Title

March 22, 2024	/s/ Chiao Chieh (Jay) Huang
	Chiao Chieh (Jay) Huang	Director, President, and Chief Executive Officer (Principal Executive Officer)

March 22, 2024	/s/ Wen-Jeng Chang
	Wen-Jeng Chang	Director

March 22, 2024	/s/ Mei Yun (Gina) Huang
	Mei Yun (Gina) Huang	Director

March 22, 2024	/s/ Kin-Fu Chen
	Kin-Fu Chen	Chairman of the Board

March 22, 2024	/s/ Shou-Jang Lee
	Shou-Jang Lee	Director

March 22, 2024	/s/ Jason Tien-Chia Tsai
	Jason Tien-Chia Tsai	Director