Form 10-Q
period 2024-03-31
ENERGY FOCUS, INC/DE
filed 2024-05-13
CIK 924168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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

The number of outstanding shares of the registrant’s common stock, $0.0001 par value, as of May 9, 2024 was 4,726,149.

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

We believe that important factors that could cause our actual results to differ materially from forward-looking statements include, but are not limited to, the risks and uncertainties outlined under “Risk Factors” under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 and other matters described in this Quarterly Report and our other filings with the Securities and Exchange Commission generally. Some of these factors include:

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

ITEM 1. FINANCIAL STATEMENTS

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash	$972	$2,030
Trade accounts receivable, less allowances of $9 and $20, respectively	396	1,570
Trade accounts receivable - related party	—	202
Inventories, net	4,397	4,439
Prepayments to vendors	516	792
Prepaid and other current assets	199	156
Total current assets	6,480	9,189

Property and equipment, net	104	112
Operating lease, right-of-use asset	833	899
Total assets	$7,417	$10,200

LIABILITIES
Current liabilities:
Accounts payable	$1,389	$1,624
Accounts payable - related party	1,311	2,146
Accrued liabilities	107	110
Accrued legal and professional fees	111	64
Accrued payroll and related benefits	164	199
Accrued sales commissions	26	62
Accrued warranty reserve	116	150
Operating lease liabilities	233	223
Advanced capital contribution	—	450
Promissory notes payable, net of discounts and loan origination fees	—	1,323
Total current liabilities	3,457	6,351

(continued on the next page)

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
	(Unaudited)

Operating lease liabilities, net of current portion	735	798
Total liabilities	4,192	7,149

STOCKHOLDERS' EQUITY
Preferred stock, par value $0.0001 per share:
Authorized: 5,000,000 shares (3,300,000 designated as Series A Convertible Preferred Stock) at March 31, 2024 and December 31, 2023
Issued and outstanding: 876,447 at March 31, 2024 and December 31, 2023	—	—
Common stock, par value $0.0001 per share:
Authorized: 50,000,000 shares at March 31, 2024 and December 31, 2023
Issued and outstanding: 4,726,149 at March 31, 2024 and 4,348,690 at December 31, 2023	—	—
Additional paid-in capital	156,961	156,369
Accumulated other comprehensive loss	(3)	(3)
Accumulated deficit	(153,733)	(153,315)
Total stockholders' equity	3,225	3,051
Total liabilities and stockholders' equity	$7,417	$10,200

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2024	2023
Net sales	$833	$930
Cost of sales	713	913
Gross profit	120	17

Operating expenses:
Product development	128	154
Selling, general, and administrative	591	1,066
Total operating expenses	719	1,220
Loss from operations	(599)	(1,203)

Other expenses (income):
Interest expense	5	123
Gain on debt extinguishment	(187)	—
Other expenses	1	7

Net loss	$(418)	$(1,333)

Net loss per common share - basic and diluted
Net loss	$(0.09)	$(0.58)

Weighted average shares of common stock outstanding:
Basic and diluted*	4,433	2,310
* Shares outstanding for prior periods have been restated for the 1-for-7 reverse stock split effective June 16, 2023.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2023	876	$—	4,349	$—	$156,369	$(3)	$(153,315)	$3,051
Issuance of common stock	—	—	283	—	450	—	—	450
Conversion of advanced capital contribution to common stock	—	—	94	—	141	—	—	141
Stock-based compensation	—	—	—	—	1	—	—	1
Net loss for the three months ended March 31, 2024	—	—	—	—	—	—	(418)	(418)
Balance at March 31, 2024	876	$—	4,726	$—	$156,961	$(3)	$(153,733)	$3,225

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares*	Amount

Balance at December 31, 2022	876	$—	1,407	$1	$148,545	$(3)	$(149,020)	$(477)
Issuance of common stock	—	—	285	1	3,024	—	—	3,025
Stock issued in exchange transactions	—	—	1,057	—	1,716	—	—	1,716
Stock-based compensation	—	—	—	—	26	—	—	26
Impact of adoption of ASU 2016-13 - CECL	—	—	—	—	—	—	(2)	(2)
Net loss for the three months ended March 31, 2023	—	—	—	—	—	—	(1,333)	(1,333)
Balance at March 31, 2023	876	$—	2,749	$2	$153,311	$(3)	$(150,355)	$2,955
* Shares outstanding for prior periods have been restated for the 1-for-7 reverse stock split effective June 16, 2023.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(418)	$(1,333)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on debt extinguishment	(187)	—
Depreciation	8	8
Stock-based compensation	1	26
Reversal of provision for credit losses and sales return	(64)	29
Provision for slow-moving and obsolete inventories	67	(23)
Provision for warranties	(34)	(40)
Amortization of loan discounts and origination fees	5	62
Changes in operating assets and liabilities:
Accounts receivable	1,440	(496)
Inventories	(25)	562
Prepayments to vendors	102	(23)
Prepaid and other assets	(43)	6
Accounts payable	(61)	(27)
Accounts payable - related party	(835)	—
Accrued and other liabilities	(27)	44
Operating lease - ROU and liabilities	13	22
Total adjustments	360	150
Net cash used in operating activities	(58)	(1,183)

(continued on next page)

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended March 31,
	2024	2023
Cash flows from financing activities:
Issuance of common stock and warrants	—	3,025
Payments on the 2022 Streeterville Note	(1,000)	(500)
Net payments on proceeds from the credit line borrowings - Credit Facilities	—	(1,093)
Net cash (used in) provided by financing activities	(1,000)	1,432

Net (decrease) increase in cash	(1,058)	249
Cash beginning of period	2,030	52
Cash end of period	$972	$301

Non-cash investing and financing activities:
Debt-to-equity exchange transactions	$591	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
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
NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation

The significant accounting policies of our Company, which are summarized below, are consistent with accounting principles generally accepted in the United States (“U.S. GAAP”) and reflect practices appropriate to the business in which we operate. Unless indicated otherwise, the information in the Notes to the Condensed Consolidated Financial Statements relates to our operations.
We have prepared the accompanying financial data for the three months ended March 31, 2024 and 2023 pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The accompanying financial data and information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Annual Report”). The Condensed Consolidated Balance Sheet as of December 31, 2023 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly our Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023, Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023, Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2024 and 2023, and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
Going Concern and Nasdaq Continued Listing Requirements Compliance
Due to our financial performance as of March 31, 2024 and December 31, 2023, including net losses of $0.4 million for the three months ended March 31, 2024 and $4.3 million for the twelve months ended December 31, 2023, and total cash used in operating activities of $0.1 million for the three months ended March 31, 2024 and $2.4 million for the twelve months ended December 31, 2023, we determined that substantial doubt about our ability to continue as a going concern continues to exist at March 31, 2024. As a result of restructuring actions and initiatives, we have tailored our operating expenses to be more in line with our expected sales volumes; however, we continue to incur losses and have a substantial accumulated deficit.
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
Nasdaq Capital Market Compliance
As of the date of this Quarterly Report, the Company believes it has maintained compliance with the Minimum Stockholders’ Equity Rule, which requires listed companies to maintain stockholders’ equity of at least $2.5 million for continued listing on the Nasdaq Capital Market. To become compliant with the Bid Price Rule, which has a minimum bid price of at least $1.00 per share as one of its continued listing requirements, the Company effected a 1-for-7 reverse stock split to increase the per share trading price of the common stock effective June 16, 2023 (See Note 8, “Stockholders’ Equity”).

However, there can be no assurance that the Company will be able to maintain compliance with the Minimum Stockholders’ Equity Rule, Bid Price Rule, or other Nasdaq listing requirements. If the Company fails to maintain compliance with Nasdaq’s continued listing standards in accordance with the Panel’s decision, the Company’s common stock will be subject to delisting from Nasdaq.
Use of estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts in our financial statements and accompanying notes. Management bases its estimates on

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact us in the future, actual results may vary from the estimates. Estimates include, but are not limited to, the establishment of reserves for accounts receivable, sales returns, inventory obsolescence and warranty claims, the useful lives of property and equipment, valuation allowance for net deferred taxes, and stock-based compensation. The Company began using estimates for its calculation of allowance for doubtful accounts receivable under Accounting Standards Codification (“ASC”) 326, Measurement of Credit Losses on Financial Instruments (“CECL”), commencing in 2023. In addition, estimates and assumptions associated with the determination of the fair value of financial instruments and evaluation of long-lived assets for impairment requires considerable judgment. Actual results could differ from those estimates and such differences could be material.
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
The following table provides a disaggregation of product net sales for the periods presented (in thousands):

	Three months ended March 31,
	2024	2023
Net sales:
Commercial	$299	$321
MMM products	534	609
Total net sales	$833	$930
Accounts Receivable
Our trade accounts receivable consists of amounts billed to and currently due from customers. Substantially all of our customers are concentrated in the United States. In the normal course of business, we extend unsecured credit to our customers related to the sale of our products. Credit is extended to customers based on an evaluation of the customer’s financial condition and the amounts due are stated at their estimated net realizable value. We maintain allowances for sales returns and credit loss to provide for the estimated number of account receivables that will not be collected. On January 1, 2023, the Company adopted ASC 326. The standard adds to U.S. GAAP an impairment model known as the CECL model, which is based on expected losses rather than incurred losses. This standard only impacts the Company’s trade receivables. The Company decided to use the historical loss rate method of valuing its reserve for trade receivables. The reserve for credit losses is reviewed and assessed for adequacy on a quarterly basis. We take into consideration (1) any circumstances of which we are aware of a customer's inability to meet its financial obligations and (2) our judgments as to prevailing economic conditions in the industry and their impact on our customers. If circumstances change, and the financial condition of our customers is adversely affected and they are unable to meet their financial obligations, we may need to take additional

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
allowances, which would result in an increase in our operating expense. We do not generally require collateral from our customers.
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

Pursuant to ASC 606, Revenue Recognition, contract assets and contract liabilities as of the beginning and ending of the reporting periods must be disclosed. Below is the breakout of the Company’s contract assets for such periods:

	March 31, 2024	December 31, 2023	January 01, 2023
Gross Accounts Receivable	$405	$1,590	$471
Less: Reserve for Credit Losses	(9)	(20)	(28)
Net Accounts Receivable	$396	$1,570	$443
Activity related to our reserve for credit losses for the three months ended March 31, 2024 was as follows (in thousands):

Allowance for credit loss as of December 31, 2023	$(20)
Reduction of reserve for credit losses as of March 31, 2024	11
Allowance for credit loss as of March 31, 2024	$(9)
Activity related to our reserve for credit losses for the three months ended March 31, 2023 was as follows (in thousands):

Allowance for credit loss as of December 31, 2022	$(26)
Cumulative effect of the implementation of ASC 326	(2)
Allowance for credit loss as of January 1, 2023	(28)
Reserve for credit losses as of March 31, 2023	(12)
Prior year reclassification of sales returns out of allowance for doubtful accounts	(18)
Allowance for credit loss as of March 31, 2023	$(58)
Geographic information
All of our long-lived fixed assets are located in the United States. For the three months ended March 31, 2024, and 2023, approximately 100% of sales were attributable to customers in the United States. The geographic location of our net sales is derived from the destination to which we ship the product.
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

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
The following table presents a reconciliation of basic and diluted loss per share computations (in thousands):

	Three months ended March 31,
	2024	2023
Numerator:
Net loss	$(418)	$(1,333)

Denominator:
Basic and diluted weighted average shares of common stock outstanding	4,433	2,310
As a result of the net loss we incurred for the three months ended March 31, 2024, convertible securities representing approximately 25 thousand shares of common stock were excluded from the basic loss per share calculation because their inclusion would have been anti-dilutive.
As a result of the net loss we incurred for the three months ended March 31, 2023, convertible securities representing approximately 25 thousand shares of common stock, were excluded from the basic loss per share calculation because their inclusion would have been anti-dilutive.
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

The following table summarizes warranty activity for the periods presented (in thousands):

	Three months ended March 31,
	2024	2023
Balance at beginning of period	$150	$183
Warranty accruals for current period sales	1	(1)
Adjustments to existing warranties	(35)	(39)
Accrued warranty reserve at end of period	$116	$143

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
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
Certain risks and concentrations
We have certain customers whose net sales individually represented 10% or more of our total net sales, or whose net trade accounts receivable balance individually represented 10% or more of our total net trade accounts receivable; we have certain suppliers, which individually represent 10% or more of our total purchases, or whose trade accounts payable balance individually represented 10% or more of our total trade accounts payable balance, as follows:
•For the three months ended March 31, 2024, two customers accounted for 25% of net sales, with sales to our primary distributor for the U.S. Navy accounting for approximately 14% of net sales, and sales to a commercial customer accounting for approximately 11% of net sales.

•For the three months ended March 31, 2023, three customers accounted for 60% of net sales, with sales to our primary distributor for the U.S. Navy accounting for approximately 22% of net sales, sales to a U.S. Navy shipbuilder accounting for approximately 27% of net sales, and sales to a distributor to the U.S. Department of Defense accounting for approximately 11% of net sales.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
•At March 31, 2024, three customers accounted for approximately 44% of gross trade accounts receivables, with sales to one distributor for the U.S. Navy accounting for approximately 21%, sales to one supplier for U.S. Navy accounting for approximately 13%, with sales to one commercial customer accounting for approximately 10% of gross trade accounts receivables.

•At December 31, 2023, one distributor to the U.S. Department of Defense accounted for 74% of our net trade accounts receivable.

We require substantial amounts of purchased materials from selected vendors. With specific materials, all of our purchases are from a single vendor. The availability and costs of materials may be subject to change due to, among other things, new laws or regulations, suppliers’ allocation to other purchasers, interruptions in production by suppliers, global health issues such as the COVID-19 pandemic, and changes in exchange rates and worldwide price and demand levels. Our inability to obtain adequate supplies of materials for our products at favorable prices could have a material adverse effect on our business, financial position, or results of operations by decreasing our profit margins and by hindering our ability to deliver products to our customers on a timely basis. Additionally, certain vendors require advance deposits prior to the fulfillment of orders. Deposits paid on unfulfilled orders totaled $0.5 million and $0.8 million at March 31, 2024 and December 31, 2023, respectively.
We have certain vendors who individually represented 10% or more of our total expenditures, or whose net trade accounts payable balance individually represented 10% or more of our total net trade accounts payable, as follows:
•One offshore supplier, accounted for approximately 56% of our total expenditures for the three months ended March 31, 2024. No suppliers accounted for more than 10% of our total expenditures for the three months ended March 31, 2023.

•At March 31, 2024, two offshore suppliers accounted for approximately 27% and 51% (the latter a related party, see Note 10 “Related Party Transactions”) of our trade accounts payable balance. At December 31, 2023, two offshore suppliers accounted for approximately 16% and 57% (the latter a related party, see Note 10 “Related Party Transactions”) of our trade accounts payable balance.

Recent Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" ("ASU 2023-07"), which, among other updates, requires enhanced disclosures about significant segment expenses regularly provided to the chief operating decision maker, as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, and requires retrospective adoption. Early adoption is permitted. The Company is evaluating the impact of ASU 2023-07 on its consolidated financial statements and the related disclosures.

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09"), which requires enhanced annual disclosures with respect to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and may be adopted on a prospective or retrospective basis. Early adoption is permitted. The Company is evaluating the impact of ASU 2023-07 on its consolidated financial statements and the related disclosures.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
NOTE 3. INVENTORIES
Inventories are stated at the lower of standard cost (which approximates actual cost determined using the first-in, first-out cost method) or net realizable value, and consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Raw materials	$2,390	$2,189
Finished goods	4,626	4,803
Reserves for excess, obsolete, and slow-moving inventories	(2,619)	(2,553)
Inventories, net	$4,397	$4,439
The following is a roll-forward of the reserves for excess, obsolete, and slow-moving inventories (in thousands):

	Three months ended March 31,
	2024	2023
Beginning balance	$(2,553)	$(2,527)
Accrual	(155)	(56)
Reduction due to sold inventory	89	76
Reserves for excess, obsolete, and slow-moving inventories	$(2,619)	$(2,507)
NOTE 4. PROPERTY AND EQUIPMENT
Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets and consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Equipment (useful life 3 to 15 years)	$1,061	$1,061
Tooling (useful life 2 to 5 years)	190	190
Vehicles (useful life 5 years)	41	41
Leasehold improvements (the shorter of useful life or lease life)	141	141
Projects in progress	28	28
Property and equipment at cost	1,461	1,461
Less: accumulated depreciation	(1,357)	(1,349)
Property and equipment, net	$104	$112
Depreciation expense was $8 thousand and $8 thousand for the three months ended March 31, 2024 and 2023, respectively.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
NOTE 5. LEASES
The Company leases certain equipment, manufacturing, warehouse and office space under non-cancellable operating leases with expirations through 2027 under which it is responsible for related maintenance, taxes and insurance. As of March 25, 2022, the terms of our real estate operating lease have been modified beginning July 1, 2022 and extended through 2027. In accordance with ASC 842, Leases (“ASC 842”), the related lease liability was remeasured and the right-of-use asset was adjusted at the time of modification. The present value of the lease obligations for the lease was calculated using an incremental borrowing rate of 16.96%, which was the Company’s blended borrowing rates (including interest, annual facility fees, collateral management fees, bank fees and other miscellaneous lender fees) on its revolving lines of credit with Crossroads Financial Group, LLC (as described below in Note 6, “Debt”) and Factors Southwest L.L.C. (as described below in Note 6, “Debt”). The weighted average remaining lease term for operating leases is 3.25 years.
Components of the operating lease costs recognized in net loss were as follows (in thousands):

	Three months ended March 31,
	2024	2023
Operating lease cost
Lease cost	$97	$117
Operating lease cost, net	$97	$117
Supplemental balance sheet information related to the Company’s operating leases as of March 31, 2024 and December 31, 2023 are as follows (in thousands):

	March 31, 2024	December 31, 2023
Operating Leases
Operating lease right-of-use assets	$833	$899
Operating lease liabilities	$968	$1,021
Future minimum lease payments required under operating leases for each of the 12-month rolling periods below in effect at March 31, 2024 are as follows (in thousands):

Operating Leases
April 2024 through March 2025	$376
April 2025 through March 2026	384
April 2026 through March 2027	391
April 2027 through March 2028	99
Total future undiscounted lease payments	1,250
Less imputed interest	(282)
Total lease obligations	$968
Supplemental cash flow information related to leases for the three months ended March 31, 2024 and 2023, was as follows (in thousands):

	Three months ended March 31,
	2024	2023
Supplemental cash flow information
Cash paid, net, for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$94	$95

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
NOTE 6. DEBT
Debt consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Streeterville notes, net	$—	$1,323
Advanced capital contribution	—	450
Total	$—	$1,773
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
Pursuant to the Crossroads Amendment, Crossroads and the Company also agreed to extend the Inventory Facility’s current term through December 31, 2023, while eliminating the minimum borrowing amount and unused line fees and reducing the monthly service fee to a lower, fixed amount. The Company also agreed to a slightly increased interest rate, which was more than offset by the reduction in the monthly service fees. Pursuant to the Crossroads Amendment, the interest rate on borrowings under the Inventory Facility per annum was a rate equal to (i) the Three-Month LIBOR rate plus 5.5% or (ii) at Crossroads’ discretion, an alternative reference rate, SOFR (Secured Overnight Financing Rate), plus 6.00%. The Inventory Facility was paid in full on September 24, 2023, using the interest rate of 11.16% per annum, and the Company wrote off the difference of $40 thousand between the final invoice amount and the carrying value of the debt, which was recorded as interest income during the third quarter of year 2023.

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
Promissory Notes - Related Parties
In 2022, we entered into short-term unsecured promissory notes (the “2022 Promissory Notes”) with Mei-Yun (Gina) Huang, Chiao Chieh (Jay) Huang, and Tingyu Lin. Ms. Gina Huang is a member of the Board of Directors and Mr. Jay Huang is our Chief Executive Officer (“CEO”). All of the 2022 Promissory Notes were exchanged for common stock on January 17, 2023. See Note 8, “Stockholders’ Equity.”

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
Streeterville Notes
2022 Streeterville Note
On April 21, 2022, we entered into a note purchase agreement (the “2022 Streeterville Note Purchase Agreement”) with Streeterville Capital, LLC (“Streeterville”) pursuant to which we sold and issued to Streeterville a promissory note in the principal amount of approximately $2.0 million ( the “2022 Streeterville Note”). The 2022 Streeterville Note was issued with an original issue discount of $215 thousand and Streeterville paid a purchase price of approximately $1.8 million for the 2022 Streeterville Note, from which the Company paid $15 thousand to Streeterville for Streeterville’s transaction expenses.
The 2022 Streeterville Note had an original maturity date of April 21, 2024, and accrued interest at 8% per annum, compounded daily, on the outstanding balance. On January 17, 2023, we agreed with Streeterville to restructure and pay down the 2022 Streeterville Note and extend its maturity date to December 1, 2024 (the “2022 Streeterville Note Amendment”). We agreed to make payments to reduce the outstanding amounts of the 2022 Streeterville Note of $500 thousand by January 20, 2023 and by $250 thousand by July 14, 2023. Beginning January 1, 2024, we agreed to make twelve monthly repayments of approximately $117 thousand each. We had the right to prepay any of the scheduled repayments at any time or from time to time without additional penalty or fees.
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
The total liability for the 2022 Streeterville Note, net of discount and financing fees, was $1.3 million at December 31, 2023.
On January 18, 2024, the Company and Streeterville entered into a payoff letter (the “Letter”) and exchange agreement (“Exchange Agreement”) to pay off the 2022 Streeterville Note early. The Letter and Exchange Agreement provided that the Company made payments to reduce the outstanding obligations under the 2022 Streeterville Note of $1.0 million in cash by January 19, 2024 and exchanges 94,440 shares of common stocks by January 23, 2024 for the remaining amount. On January 23, 2024, the 2022 Streeterville Note was terminated and the Company had no outstanding obligations to Streeterville, upon which the Company recognized a $187 thousand of gain which was included in gain on debt extinguishment in the Condensed Consolidated Statements of Operations.

Advanced capital contribution
In October 2023, an unrelated party agreed to subscribe the Company’s common stock in the next round of private placement and transferred funds in the amount of $450 thousand. There is no restriction in use of the funds and the advanced capital contribution bears no interest. The advanced capital contribution was exchanged for common stock on March 28, 2024. See Note 8, “Stockholders’ Equity.”

NOTE 7. INCOME TAXES

As a result of the operating loss incurred during each of the three months ended March 31, 2024 and 2023, and after the application of the annual limitation set forth under Section 382 of the Internal Revenue Code of 1986, as amended (the “IRC”), it was not necessary to record a provision for U.S. Federal income tax.
At March 31, 2024 and December 31, 2023, we had a full valuation allowance recorded against our deferred tax assets.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
The valuation allowance was recorded due to uncertainties related to our ability to realize the deferred tax assets, primarily consisting of certain net operating loss carry-forwards. The valuation allowance is based on management’s estimates of taxable income by jurisdiction and the periods over which the deferred tax assets will be recoverable.
At December 31, 2023, we had a net operating loss carry-forward of approximately $138.7 million for federal income tax purposes ($48.0 million for state and local income tax purposes). However, due to changes in our capital structure, approximately $84.3 million of the $138.7 million is available to offset future taxable income after the application of the limitations found under Section 382 of the Internal Revenue Code of 1986, as amended. As a result of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), net operating loss carry-forwards generated in tax years beginning after December 31, 2017 can only offset 80% of taxable income and can be carried forward indefinitely. The $6.3 million and $9.2 million in federal net operating losses generated in 2023 and 2022, respectively, will be subject to the new limitations under the Tax Act. If not utilized, the carry-forwards generated prior to December 31, 2017 of $0.9 million will begin to expire in 2024 for federal purposes and have begun to expire for state and local purposes. For a full discussion of the estimated restrictions on our utilization of net operating loss carry-forwards, please refer to Note 11, “Income Taxes,” included under Item 8, “Financial Statements and Supplementary Data,” of our 2023 Annual Report.
NOTE 8. STOCKHOLDERS’ EQUITY
Common Stock
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

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
Private Placements
The Company entered the securities purchase agreements with certain investors and issued 283,019 and 2,870,964 (including debt-to-equity exchange noted in Note 6, “Debt”) shares of common stock during the three months ended March 31, 2024 and the years ended December 31, 2023, respectively.
March 2024 Private Placement
On March 28, 2024, the Company entered into a securities purchase agreement with certain purchasers, pursuant to which the Company agreed to issue and sell in a private placement an aggregate of 283,019 shares of the Company’s common stock, par value $0.0001 per share, for a purchase price per share of $1.59 (the “March 2024 Private Placement”). Consideration for the transaction included exchange of $450 thousand in the aggregate of outstanding amounts on previous advanced capital contributions, as described above in Note 6, “Debt”.
Aggregate gross proceeds to the Company in respect of the March 2024 Private Placement were approximately $450 thousand. The March 2024Private Placement was priced at-the-market under the Nasdaq rules.
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
March 31, 2024
(Unaudited)
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
January 2023 Transactions with Mei Yun (Gina) Huang
On January 5, 2023, the Company entered into a securities purchase agreement with Mei Yun (Gina) Huang, a member of the Board of Directors, pursuant to which the Company agreed to issue and sell, in a private placement, 36,828 shares of the Company’s common stock, for a purchase price of $2.7200 per share. On January 10, 2023, the Company entered into a securities purchase agreement with Ms. Huang, pursuant to which the Company agreed to issue and sell, in a private placement, 46,543 shares of the Company’s common stock for a purchase price of $3.22 per share.
Aggregate gross proceeds to the Company in respect of these private placements to Ms. Huang were $250 thousand. Each of the private placements to Ms. Huang was priced at fair market value under the Nasdaq rules.
On January 17, 2023, the Company and Ms. Huang entered into exchange agreements pursuant to which the Company and Ms. Huang agreed to exchange the approximately $817 thousand aggregate outstanding amounts on previous short-term bridge financings, including the 2022 Promissory Notes issued to Ms. Huang, as described above in Note 6, “Debt”, for an aggregate of 207,371 shares of common stock at a price per share of $3.94. The exchanges were priced at fair market value under the Nasdaq rules.
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
As of March 31, 2024 and December 31, 2023, there were 876,447 Series A Preferred Stock issued and outstanding which can be convertible into 25 thousand shares of common stock at the option of the holder.
Warrants
During three months ended March 31, 2024 and the years ended December 31, 2023, no warrants were exercised.

As of March 31, 2024 and December 31, 2023, we had the following outstanding warrants:

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

	As of March 31, 2024	As of December 31, 2023
	Number of Underlying Shares		Exercise Price	Expiration
June 2022 Warrants	384,615	384,615	$9.10	December 16, 2026
December 2021 Warrants	182,630	182,630	$24.64	June 7, 2027
January 2020 Investor Warrants	26,819	26,819	$23.59	January 13, 2025
January 2020 Placement Agent Warrants	5,954	5,954	$34.96	January 13, 2025
	600,018	600,018
Stock-based compensation
Stock-based compensation expense is attributable to stock options and restricted stock unit awards. For all stock-based awards, we recognize expense using a straight-line amortization method.
The following table summarizes stock-based compensation expense and the impact it had on operations for the periods presented (in thousands):

	Three months ended March 31,
	2024	2023
Cost of sales	$—	$—
Product development	—	4
Selling, general, and administrative	1	22
Total stock-based compensation	$1	$26
Total unearned stock-based compensation was $4 thousand at March 31, 2024, compared to $144 thousand at March 31, 2023. These costs will be charged to expense and amortized on a straight-line basis in future periods. The weighted average period over which the unearned compensation at March 31, 2024 is expected to be recognized is approximately 2.4 years.
Stock options
For the three months ended March 31, 2024 and 2023, the Company did not grant any stock options.
Options outstanding under all plans have a contractual life of ten years, and vesting periods between one and four years. A summary of option activity under all plans for the three months ended March 31, 2024 was as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)
Balance at December 31, 2023	30,575	$5.60
Granted	—	—
Canceled/forfeited	—	—
Expired	(9)	53.33
Balance at March 31, 2024	30,566	$5.58	8.5

Vested and expected to vest at March 31, 2024	26,469	$5.72	8.4

Exercisable at March 31, 2024	9,625	$7.52	8.1

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)
Restricted stock units
In 2015, we began issuing restricted stock units to certain employees and non-employee Directors under the 2014 Plan with vesting periods ranging from one to four years from the grant date. In 2020, we began issuing restricted stock units to certain employees and non-employee Directors under the 2020 Plan with vesting periods ranging from one to four years. As of December 31,2023, the outstanding restricted stock is zero.

NOTE 9. COMMITMENTS AND CONTINGENCIES
Purchase Commitments
As of March 31, 2024, we had approximately $558 thousand in outstanding purchase commitments for inventory. Of this amount, approximately $479 thousand is expected to ship in the second quarter of 2024, and $79 thousand is expected to ship in the third quarter of 2024 and thereafter. We have 42% of the outstanding purchase commitments with a related party.

NOTE 10. RELATED PARTY TRANSACTIONS
Purchase Transactions
The Company has a purchase agreement for TLED products and spare parts with Sander Electronics, Inc., a shareholder of the Company. Purchases from Sander Electronics, Inc. for the year ended December 31, 2023 totaled $2.1 million, which remained unpaid as of December 31, 2023. There were no new purchases from Sander Electronics, Inc. during the three months ended March 31, 2024.
Private Placements
Please refer to Note 8 for further details on Private Placements in 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes thereto included in Part I, Item 1, “Financial Statements” of this Quarterly Report, as well as Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Annual Report”).
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
In addition to continuously pursuing cost reductions, our strategy to combat these trends is to innovate both our technology and product offerings with differentiated products and solutions that offer greater, distinct value. Specific examples of these products we have developed include the RedCap®, our patented emergency backup battery integrated TLED, EnFocus™, our unique dimmable/color-tunable lighting and powerline control platform that we launched in 2020, and the second generation of EnFocus™ powerline control switches and circadian lighting system. We are looking forward to the continued support and growth of our existing EnFocus™ product line which is particularly attractive for its ease of install and ease of use in spaces with transient occupation. The Company have enhanced the performance of our RedCap® product providing a more user- friendly experience. We continue to evaluate our sales strategy and believe our go-to-market strategy that focuses more on direct-sales marketing, selectively expanding our channel partner network to cover territories across the country, and listening to the voice of the customer, will lead to better and more impactful product development efforts that we believe will eventually translate into larger addressable markets and greater sales growth for us.

Throughout 2023, the Company continued to make significant cost cutting efforts to address operational expenses while maintaining customer satisfaction and delivering goods on-time. Investments into Energy Focus have contributed to the ability of the Company to continue to not only provide quality products and services, but to both expand and rationalize product offerings.
It is our belief that the continued dramatic rightsizing efforts undertaken in 2023 and 2024, along with reorganization of the sales team and ongoing development of innovative, high-value products and an expanded distribution network, will over time result in improved sales and bottom-line performance for the Company.

During 2023, our MMM business continued to face challenges resulting from the delayed availability of government funding and the timing of U.S. Navy awards, with several anticipated projects facing repeated and ongoing delays. This sector also maintains very long sales cycles. The timeline between bid to order can often take at least six months, and many MMM products are built-to-order with resultant lead times before orders become revenue. We continue to pursue opportunities from the U.S. Navy and the government sector to minimize such volatility. Previously in our MMM business, significant efforts undertaken to reduce costs in our product offerings have positioned us to be more competitive along with improved production efficiencies. Such efforts allowed us to continue to win bids and proposals that helped grow our MMM sales pipeline in the second half of 2023. While we continue to aggressively seek to increase sales of our commercial products, the MMM business offers us continued sales opportunities, in addition to validating our product quality and strengthening our brand trust in the marketplace. During 2023, we thoroughly reviewed and adjusted our commercial pricing position as well as our strategic relationships and partnerships within the commercial LED market space. We believe our new pricing position will give us a greater advantage than previously held against the competition and offer a more attractive entry point for our end customer base.

Meanwhile, we continue to seek additional external funding alternatives and sources to support our growth strategies, plans and initiatives. The strategic investments in 2023 by Sander Electronics, Inc. (“Sander”), a shareholder of the Company, contributed meaningful external capital, as well as presented synergistic opportunities to improve and diversify our supply chain and product offerings.

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
Despite continuing progress on cost reduction throughout 2023 and 2024, the Company’s results reflect the challenges due to long and unpredictable sales cycles, unexpected delays in MMM and commercial customer retrofit budgets and project starts, and supply chain issues. There has also been continuing aggressive price competition in the lighting industry. We continue to incur losses and we have a substantial accumulated deficit, which continues to raise substantial doubt about our ability to continue as a going concern at March 31, 2024.
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

Results of operations
The following table sets forth items in our Condensed Consolidated Statements of Operations as a percentage of net sales for the periods indicated:

	Three months ended March 31,
	2024	2023
Net sales	100.0%	100.0%
Cost of sales	85.6	98.2
Gross profit	14.4	1.8

Operating expenses:
Product development	15.4	16.6
Selling, general, and administrative	70.9	114.6
Total operating expenses	86.3	131.2
Loss from operations	(71.9)	(129.4)

Other expenses (income):
Interest expense	0.6	13.2
Gain on debt extinguishment	(22.4)	—
Other expenses	0.1	0.8

Net loss	(50.2)%	(143.4)%

Net sales
A further breakdown of our net sales is presented in the following table (in thousands):

	Three months ended March 31,
	2024	2023
Commercial	$299	$321
MMM products	534	609
Total net sales	$833	$930
Net sales of $0.8 million for the first quarter of 2024 decreased $0.1 million, or 10%, compared to first quarter of 2023 net sales of $0.9 million, driven by a decrease of $75 thousand in MMM sales and $22 thousand in commercial sales. The decrease in net MMM sales in the first quarter of 2024 compare to the same period in 2023, primarily due to the staff reduction in the MMM sales department and delayed shipments for quality inspections. Net sales of our commercial products decreased by $22 thousand, or 7% in the first quarter of 2024 due to limited product availability impacts from supply chain constraints, our inventory reduction project, increased competition, and continuing fluctuations in the timing, pace, and size of commercial projects.
Gross Profit
Gross profit margin was $120 thousand, or 14% of net sales, for the first quarter of 2024. This compares with gross margin of $17 thousand, or 2% of net sales, in the first quarter of 2023. The quarter-over-quarter increase for the first quarter of 2024 in gross margin rate was primary driven by (1) a $14 thousand, or 1.3%, of net sales, decrease in fixed costs such as production salaries (2) favorable freight-in variances of $12 thousand, or 1% of net sales, and (3) favorable price and usage variances for material and labor of $117 thousand, or 15% of net sales.
Operating expenses
Product development
Product development expenses include salaries and related benefit, testing and related cost, travel, supplies, as well as overhead items, such as depreciation and facility costs. Product development costs are expensed as they are incurred.
Product development expenses were $128 thousand for the first quarter of 2024, down 17% from the first quarter of 2023. The $26 thousand decrease primarily resulted from lower payroll-related expenses due to a reduction in headcounts of $17 thousand and lower software contracts cost of $5 thousand. Product development expenses relate to customization of product offerings for key customers.
Selling, general and administrative
Selling, general and administrative expenses were $0.6 million for the first quarter of 2024, down 45% as compared to $1.1 million in the first quarter of 2023. The decrease is comprised of a combination of $250 thousand decrease in payroll and payroll-related expenses, $20 thousand decrease in commission expenses, $300 thousand decrease in software contracts, $70 thousand decrease in accounting fee as well as $60 thousand million in director fees.
Interest expense
Interest expense was $5 thousand for the first quarter of 2024, compared to interest expense of $123 thousand for the first quarter of 2023. The decrease in interest expense is primarily related to interest attributable to the 2022 Streeterville Note. There is no actual cash interest paid in the first quarter of 2024 and of 2023.
Gain on debt extinguishment
We recognized $187 thousand of gain on debt extinguishment for the first quarter of 2024, which was related to the early termination of the 2022 Streeterville Note. There was no such gain recognized for the first quarter of 2023.
Other expenses
We recognized other expenses of $1 thousand for the first quarter of 2024, compared to other expenses of $7 thousand for the first quarter of 2023. Other expenses are mainly comprised of bank and collateral management fees.

Provision for income taxes
Due to the operating losses incurred during the three months ended March 31, 2024 and 2023, and after application of the annual limitation set forth under Section 382 of the Internal Revenue Code of 1986, as amended, it was not necessary to record a provision for U.S. federal income tax or various state income taxes as income tax benefits are fully offset by a valuation allowance recorded.
Net loss
For the three months ended March 31, 2024, our net loss of $0.4 million decreased 69% over the net loss for the three months ended March 31, 2023 of $1.3 million. The decrease is mainly due to lower fixed costs in the first quarter of 2024.
Financial condition
At March 31, 2024, we had $972 thousand in cash and no outstanding debt. We have historically incurred substantial losses, and as of March 31, 2024, we had an accumulated deficit of $153.7 million. Additionally, our sales have been concentrated among a few major customers and for the three months ended March 31, 2024, two customers accounted for approximately 25% of net sales.
In 2024 and 2023, we recommitted to building upon the transformation activities started during 2019 that sought to stabilize and regrow our business. These efforts include the following key developments that occurred during 2024 and 2023:
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
•The Company has aggressively re-evaluated operating expenses, and reduced its workforce significantly throughout 2023 into 2024 to manage fixed costs.
•We continued to seek additional external funding alternatives and sources to support our growth strategies, plans and initiatives.

During 2023 and into 2024, we redoubled our cost control efforts to streamline our operations by closely managing all spending done throughout the Company, while carefully investing in new products and strategies that sought to reenergize sales.
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

Liquidity and capital resources
Cash
At March 31, 2024, our cash balance was approximately $972 thousand, compared to approximately $2.0 million at December 31, 2023.
The following summarizes cash flows from operating, investing, and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows included in Part I, Item 1, “Financial Statements,” of this Quarterly Report (in thousands):

	Three months ended March 31,
	2024	2023
Net cash used in operating activities	$(58)	$(1,183)

Net cash used in investing activities	$—	$—

Net cash (used in) provided by financing activities	$(1,000)	$1,432
Net cash used in operating activities
The substantial decrease in cash used in operating activity in the first three months of year 2024 was primarily related to:
•efforts to collect accounts receivable led to increase in cash flow from accounts receivable during the first three months of year 2024 compared to the first three months of year 2023; offset by
•higher accounts payable as of December 31, 2023 and efforts to manage inventory levels, reflecting more purchase activities in the fourth quarter of year 2023, led to higher cash outflows in the first quarter of year 2024.
Net cash used in operating activities was $0.1 million for the three months ended March 31, 2024. The net loss for the three months ended March 31, 2024 was $0.4 million and was adjusted for non-cash items, including depreciation and amortization, stock-based compensation, provisions for inventory, warranty, accounts receivable reserves and working capital changes. During the three months ended March 31, 2024, we generated $1.4 million from collection of accounts receivable and $0.1 million due to changes in prepayment for vendors. We used $0.1 million and $0.8 million from accounts payable and accounts payable to related party, respectively due to timing of inventory receipts and payments.
Net cash used in operating activities was $1.2 million for the three months ended March 31, 2023. The net loss for the three months ended March 31, 2023 was $1.3 million and was adjusted for non-cash items, including depreciation and amortization, stock-based compensation, provisions for inventory, warranty, accounts receivable reserves and working capital changes. During the three months ended March 31, 2023, we generated $562 thousand from inventory and $44 thousand due to changes in accrued and other liabilities. We used $496 thousand through the timing of collections of accounts receivable and $27 thousand from accounts payable due to timing of inventory receipts and payments.
Net cash used in investing activities
For the three months ended March 31, 2024 and 2023, the Company did not have any activities in connection with investing activities.
Net cash (used in) provided by financing activities
Net cash used in financing activities during the three months ended March 31, 2024 was $1.0 million, related to net payments on the 2022 Streeterville Note.
Net cash provided by financing activities during the three months ended March 31, 2023 was $1.4 million, primarily related to proceeds from the private placement of common stock and warrants of $3.0 million, offset by net payments on the Credit Facilities of $1.1 million and the 2022 Streeterville Note of $0.5 million.

Contractual and other obligations
As of March 31, 2024, we had approximately $557 thousand in outstanding purchase commitments for inventory. Of this amount, approximately $478 thousand is expected to ship in the second quarter of 2023, and $79 thousand expected to ship in the third quarter of 2024 and thereafter. Included in the total of outstanding purchase commitments are orders of 42% to a related party.
There have been no other material changes to our contractual and other obligations as compared to those included in our 2023 Annual Report.
Critical accounting policies
There have been no material changes to our critical accounting policies as compared to those included in our 2023 Annual Report.
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
Pursuant to Rule 13a-15(b) under the Exchange Act, our management must evaluate, with the participation of our Chief Executive Officer, the effectiveness of our disclosure controls and procedures, as of March 31, 2024, the end of the period covered by this Quarterly Report. Management, with the participation of our Chief Executive Officer, did evaluate the effectiveness of our disclosure controls and procedures as of the end of period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.
Changes in internal control over financial reporting
During the quarterly period covered by this Quarterly Report, there have not been any changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2024, we were not involved in any material legal proceedings.
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
*101
The following financial information from our Quarterly Report for the quarter ended March 31, 2024, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2024 and December 31, 2023, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2024 and 2023, (v) Condensed Consolidated Statements of Cash Flows for the three and three months ended March 31, 2024 and 2023, and (vi) the Notes to Condensed Consolidated Financial Statements.

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

ENERGY FOCUS, INC.

Date:	May 13, 2024	By:	/s/ Chiao Chieh Jay Huang
Chiao Chieh Jay Huang
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)