Form 10-Q
period 2024-06-30
ENERGY FOCUS, INC/DE
filed 2024-08-13
CIK 924168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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

The number of outstanding shares of the registrant’s common stock, $0.0001 par value, as of August 6, 2024 was 5,260,741.

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

ITEM 1. FINANCIAL STATEMENTS

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash	$1,105	$2,030
Trade accounts receivable, less allowances of $9 and $20, respectively	651	1,570
Trade accounts receivable - related party	—	202
Inventories, net	3,791	4,439
Prepayments to vendors	452	792
Prepaid and other current assets	219	156
Total current assets	6,218	9,189

Property and equipment, net	89	112
Operating lease, right-of-use asset	769	899
Total assets	$7,076	$10,200

LIABILITIES
Current liabilities:
Accounts payable	$1,378	$1,624
Accounts payable - related party	735	2,146
Accrued liabilities	140	110
Accrued legal and professional fees	55	64
Accrued payroll and related benefits	190	199
Accrued sales commissions	24	62
Accrued warranty reserve	117	150
Operating lease liabilities	245	223
Advanced capital contribution	—	450
Promissory notes payable, net of discounts and loan origination fees	—	1,323
Total current liabilities	2,884	6,351

(continued on the next page)

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
	(Unaudited)

Operating lease liabilities, net of current portion	670	798
Total liabilities	3,554	7,149

STOCKHOLDERS' EQUITY
Preferred stock, par value $0.0001 per share:
Authorized: 5,000,000 shares (3,300,000 designated as Series A Convertible Preferred Stock) at June 30, 2024 and December 31, 2023
Issued and outstanding: 876,447 at June 30, 2024 and December 31, 2023	—	—
Common stock, par value $0.0001 per share:
Authorized: 50,000,000 shares at June 30, 2024 and December 31, 2023
Issued and outstanding: 5,260,741 at June 30, 2024 and 4,348,690 at December 31, 2023	1	—
Additional paid-in capital	157,811	156,369
Accumulated other comprehensive loss	(3)	(3)
Accumulated deficit	(154,287)	(153,315)
Total stockholders' equity	3,522	3,051
Total liabilities and stockholders' equity	$7,076	$10,200

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net sales	$1,553	$1,055	$2,386	$1,985
Cost of sales	1,427	876	2,140	1,789
Gross profit	126	179	246	196

Operating expenses:
Product development	140	147	268	301
Selling, general, and administrative	543	1,132	1,134	2,198
Total operating expenses	683	1,279	1,402	2,499
Loss from operations	(557)	(1,100)	(1,156)	(2,303)

Other expenses (income):
Interest expense, net	—	69	5	192
Gain on debt extinguishment	—	—	(187)	—
Other income	(4)	(16)	(4)	(16)
Other expenses	1	14	2	21
Net loss	$(554)	$(1,167)	$(972)	$(2,500)

Net loss per common share - basic and diluted
Net loss	$(0.12)	$(0.42)	$(0.21)	$(0.98)

Weighted average shares of common stock outstanding:
Basic and diluted	4,785	2,766	4,609	2,539

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares*	Amount

Balance at January 1, 2024	876	$—	4,349	$—	$156,369	$(3)	$(153,315)	$3,051
Issuance of common stock	—	—	283	—	450	—	—	450
Conversion of advanced capital contribution to common stock	—	—	94	—	141	—	—	141
Stock-based compensation	—	—	—	—	1	—	—	1
Net loss for the three months ended March 31, 2024	—	—	—	—	—	—	(418)	(418)
Balance at March 31, 2024	876	$—	4,726	$—	$156,961	$(3)	$(153,733)	$3,225
Issuance of common stock	—	—	535	1	850	—	—	851
Net loss for the three months ended June 30, 2024	—	—	—	—	—	—	(554)	(554)
Balance at June 30, 2024	876	$—	5,261	$1	$157,811	$(3)	$(154,287)	$3,522

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares*	Amount

Balance at January 1, 2023	876	$—	1,407	$1	$148,545	$(3)	$(149,020)	$(477)
Issuance of common stock	—	—	285	1	3,024	—	—	3,025
Stock issued in exchange transactions	—	—	1,057	—	1,716	—	—	1,716
Stock-based compensation	—	—	—	—	26	—	—	26
Impact of adoption of ASU 2016-13 - CECL	—	—	—	—	—	—	(2)	(2)
Net loss for the three months ended March 31, 2023	—	—	—	—	—	—	(1,333)	(1,333)
Balance at March 31, 2023	876	$—	2,749	$2	$153,311	$(3)	$(150,355)	$2,955
Issuance of common stock	—	—	747	—	1,304	—	—	1,304
Par value adjustment due to reverse stock split	—	—	—	(2)	2	—	—	—
Reduction in equity due to costs from reverse stock split	—	—	—	—	(16)	—	—	(16)
Stock-based compensation	—	—	—	—	23	—	—	23
Net loss for the three months ended June 30, 2023	—	—	—	—	—	—	(1,167)	(1,167)
Balance at June 30, 2023	876	$—	3,496	$—	$154,624	$(3)	$(151,522)	$3,099

*Shares outstanding for prior periods have been restated for the 1-for-7 reverse stock split effective June 16, 2023.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Cash flows from operating activities:
Net loss	$(554)	$(1,167)	$(972)	$(2,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on debt extinguishment	—	—	(187)	—
Depreciation	11	8	19	16
Stock-based compensation	—	23	1	49
Provision for doubtful accounts receivable	(12)	21	(76)	50
Provision for slow-moving and obsolete inventories	158	(107)	225	(130)
Provision for warranties	1	3	(33)	(37)
Amortization of loan discounts and origination fees	—	47	5	109
Changes in operating assets and liabilities (sources / (uses) of cash):
Accounts receivable	(243)	93	1,197	(403)
Inventories	448	(259)	423	303
Prepayments to vendors	(87)	—	15	(23)
Prepaid and other assets	(16)	454	(59)	460
Accounts payable	140	884	79	857
Accounts payable - related party	(576)	—	(1,411)	—
Accrued and other liabilities	1	(174)	(26)	(130)
Operating lease - ROU and liabilities	11	22	24	44
Total adjustments	(164)	1,015	196	1,165
Net cash used in operating activities	(718)	(152)	(776)	(1,335)
(continued on next page)

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Cash flows from financing activities (sources / (uses) of cash):
Issuance of common stock	851	1,304	851	4,329
Costs related to reverse stock-split	—	(16)	—	(16)
Payments on the 2022 Streeterville Note	—	—	(1,000)	(500)
Net payments on proceeds from the credit line borrowings - Credit Facilities	—	(121)	—	(1,214)
Net cash provided by ( used in) financing activities	851	1,167	(149)	2,599

Net increase (decrease) in cash	133	1,015	(925)	1,264
Cash, beginning of period	972	301	2,030	52
Cash, end of period	$1,105	$1,316	$1,105	$1,316

Supplemental information:
Cash paid in year for interest	—	10	5	70

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

NOTE 1. NATURE OF OPERATIONS

Energy Focus, Inc. (the “Company”) engages primarily in the design, development, manufacturing, marketing and sale of energy-efficient lighting systems and controls. We develop, market and sell high quality light-emitting diode (“LED”) lighting and controls products in the commercial market and military maritime market (“MMM”). Our mission is to enable our customers to run their facilities with greater energy efficiency; and productivity, and increased human health and wellness through advanced LED retrofit solutions. Our goal is to be the human wellness lighting and LED technology and market leader for the most demanding applications where performance, quality, value, environmental impact and health are considered paramount. We specialize in LED lighting retrofit by replacing fluorescent, high-intensity discharge lighting and other types of lamps in institutional buildings for primarily indoor lighting applications with our innovative, high-quality commercial and military-grade tubular LED (“TLED”) products, as well as other LED and lighting control products for commercial applications. We are also evaluating adjacent technologies, including Gallium Nitride (“GaN”) based power supplies and additional market opportunities for energy solution products that support sustainability in our existing channels.
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
We have prepared the accompanying financial data for the three and six months ended June 30, 2024 and 2023 pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The accompanying financial data and information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Annual Report”). The Condensed Consolidated Balance Sheet as of December 31, 2023 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly our Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023, Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2024 and 2023, Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2024 and 2023, and Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2024 and 2023.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
Going Concern and Nasdaq Continued Listing Requirements Compliance
Due to our financial performance as of June 30, 2024 and December 31, 2023, including net losses of $1.0 million for the six months ended June 30, 2024 and $4.3 million for the twelve months ended December 31, 2023, and total cash used in operating activities of $0.8 million for the six months ended June 30, 2024 and $2.4 million for the twelve months ended December 31, 2023, we determined that substantial doubt about our ability to continue as a going concern continues to exist at June 30, 2024. As a result of restructuring actions and initiatives, we have tailored our operating expenses to be more in line with our expected sales volumes; however, we continue to incur losses and have a substantial accumulated deficit.
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
Nasdaq Capital Market Compliance
As of the date of this Quarterly Report, the Company believes it has maintained compliance with the Minimum Stockholders’ Equity Rule, which requires listed companies to maintain stockholders’ equity of at least $2.5 million for continued listing on the Nasdaq Capital Market. To become compliant with the Bid Price Rule, which has a minimum bid price of at least $1.00 per share as one of its continued listing requirements, the Company effected a 1-for-7 reverse stock split to increase the per share trading price of the common stock, effective June 16, 2023 (See Note 8, “Stockholders’ Equity”).
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

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
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
The following table provides a disaggregation of product net sales for the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net sales:
Commercial	$355	$442	$654	$763
MMM products	1,198	613	1,732	1,222
Total net sales	$1,553	$1,055	$2,386	$1,985
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
June 30, 2024
(Unaudited)
Pursuant to ASC 606, Revenue Recognition, contract assets and contract liabilities as of the beginning and ending of the reporting periods must be disclosed. Below is the breakout of the Company’s contract assets for such periods:

	June 30, 2024	December 31, 2023	January 01, 2023
Gross Accounts Receivable	$660	$1,590	$471
Less: Allowance for Doubtful Accounts	$(9)	$(20)	$(28)
Net Accounts Receivable	$651	$1,570	$443
Activity related to our reserve for credit losses for the three and six months ended June 30, 2024 and 2023 was as follows (in thousands):

Allowance for credit loss as of December 31, 2023	$(20)
Reduction of reserve for credit losses as of March 31, 2024	11
Allowance for credit loss as of March 31, 2024	$(9)
Reduction of reserve for credit losses as of June, 30 2024	—
Allowance for credit loss as of June, 30 2024	$(9)

Allowance for credit loss as of December 31, 2022	$(26)
Cumulative effect of the implementation of ASC 326	(2)
Allowance for credit loss as of January 1, 2023	$(28)
Reserve for credit losses as of March 31, 2023	(12)
Prior year reclassification of sales returns out of allowance for doubtful accounts	(18)
Allowance for credit loss as of March 31, 2023	$(58)
Reserve for credit losses as of June 30, 2023	(3)
Prior year reclassification of sales returns out of allowance for doubtful accounts	(18)
Allowance for credit loss as of June 30, 2023	$(79)
Geographic information
All of our long-lived fixed assets are located in the United States. For the three months ended June 30, 2024 and 2023, approximately 100% sales were attributable to customers in the United States. For the six months ended June 30, 2024 and 2023, approximately 100% sales were attributable to customers in the United States. The geographic location of our net sales is derived from the destination to which we ship the product.
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

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
The following table presents a reconciliation of basic and diluted loss per share computations (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(554)	$(1,167)	$(972)	$(2,500)

Denominator:
Basic and diluted weighted average shares of common stock outstanding	4,785	2,766	4,609	2,539
As a result of the net loss we incurred for the three and six months ended June 30, 2024 and 2023, convertible securities representing approximately 25 thousand shares of common stock were excluded from the basic loss per share calculation as their inclusion would have been anti-dilutive.
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
The following table summarizes warranty activity for the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Balance at beginning of period	$116	$143	$150	$183
Warranty accruals for current period sales	1	3	2	2
Adjustments to existing warranty reserves	—	—	(35)	(39)
Accrued warranty reserve at end of period	$117	$146	$117	$146

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
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
June 30, 2024
(Unaudited)
Certain risks and concentrations
We have certain customers whose net sales individually represented 10% or more of our total net sales, or whose net trade accounts receivable balance individually represented 10% or more of our total net trade accounts receivable; we have certain suppliers, which individually represent 10% or more of our total purchases, or whose trade accounts payable balance individually represented 10% or more of our total trade accounts payable balance, as follows:
•For the three months ended June 30, 2024, two customers accounted for an aggregate of approximately 54% net sales. For the three months ended June 30, 2023, three customers accounted for approximately 42% net sales, with sales to our primary shipbuilders for the U.S. Navy accounting for approximately 26% of net sales, and sales to our primary distributor for the U.S. Navy accounting for approximately 16% of net sales.
•For the six months ended June 30, 2024, two customers accounted for an aggregate of approximately 40% net sales. For the six months ended June 30, 2023, two customers accounted for approximately 34% net sales, with sales to our primary shipbuilders for the U.S. Navy accounting for approximately 23% of net sales, and sales to our primary distributor for the U.S. Navy accounting for approximately 11% of net sales.
•At June 30, 2024, three customers accounted for an aggregate of approximately 85% of net trade accounts receivable.
•At December 31, 2023, one distributor for the U.S. Department of Defense accounted for 74% of our net trade accounts receivable.
We require substantial amounts of purchased materials from selected vendors. With specific materials, all of our purchases are from a single vendor. The availability and costs of materials may be subject to change due to, among other things, new laws or regulations, suppliers’ allocation to other purchasers, interruptions in production by suppliers, global health issues such as the COVID-19 pandemic, and changes in exchange rates and worldwide price and demand levels. Our inability to obtain adequate supplies of materials for our products at favorable prices could have a material adverse effect on our business, financial position, or results of operations by decreasing our profit margins and by hindering our ability to deliver products to our customers on a timely basis. Additionally, certain vendors require advance deposits prior to the fulfillment of orders. Deposits paid on unfulfilled orders totaled $0.5 million and $0.8 million at June 30, 2024 and December 31, 2023, respectively.
We have certain vendors who individually represented 10% or more of our total expenditures, or whose net trade accounts payable balance individually represented 10% or more of our total net trade accounts payable, as follows:
•One supplier (the latter, a related party, see Note 10 “Related Party Transactions” regarding this related party) accounted for more than 10% of our total expenditures for the three and six months ended June 30, 2024. No suppliers accounted for more than 10% of our total expenditures for the three and six months ended June 30, 2023.
•At June 30, 2024, two offshore suppliers accounted for approximately 32% and 40% (the latter, a related party, see Note 10 “Related Party Transactions”) of our trade accounts payable balance, respectively. At December 31, 2023, two offshore suppliers accounted for approximately 16% and 57% the latter a related party, see Note 10 “Related Party Transactions”) of our trade accounts payable balance, respectively.

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
June 30, 2024
(Unaudited)
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
NOTE 3. INVENTORIES
Inventories are stated at the lower of standard cost (which approximates actual cost determined using the first-in, first-out cost method) or net realizable value, and consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Raw materials	$3,250	$2,189
Finished goods	3,230	4,803
Reduction due to future permanent markdowns	(2,464)	—
Reserves for excess, obsolete, and slow-moving inventories	(225)	(2,553)
Inventories, net	$3,791	$4,439
The following is a roll-forward of the reserves for excess, obsolete, and slow-moving inventories (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Beginning balance	$(2,619)	$(2,507)	$(2,553)	$(2,527)
Accrual	(70)	70	(225)	14
Reduction due to sold inventory	—	37	89	113
Reduction due to future permanent markdowns	2,464	—	2,464	—
Reserves for excess, obsolete, and slow-moving inventories	$(225)	$(2,400)	$(225)	$(2,400)

NOTE 4. PROPERTY AND EQUIPMENT
Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets and consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Equipment (useful life 3 to 15 years)	$1,061	$1,061
Tooling (useful life 2 to 5 years)	215	190
Vehicles (useful life 5 years)	41	41
Leasehold improvements (the shorter of useful life or lease life)	141	141
Projects in progress	—	28
Property and equipment at cost	1,458	1,461
Less: accumulated depreciation	(1,369)	(1,349)
Property and equipment, net	$89	$112
Depreciation expense was $11 thousand and $8 thousand for the three months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024 and 2023, depreciation expense was $19 thousand and $16 thousand, respectively.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
NOTE 5. LEASES
The Company leases certain equipment, manufacturing, warehouse and office space under non-cancellable operating leases with expirations through 2027 under which it is responsible for related maintenance, taxes and insurance. As of March 25, 2022, the terms of our real estate operating lease have been modified beginning July 1, 2022 and extended through 2027. In accordance with ASC 842, Leases (“ASC 842”), the related lease liability was remeasured and the right-of-use asset was adjusted at the time of modification. The present value of the lease obligations for the lease was calculated using an incremental borrowing rate of 16.96%, which was the Company’s blended borrowing rates (including interest, annual facility fees, collateral management fees, bank fees and other miscellaneous lender fees) on its revolving lines of credit with Crossroads Financial Group, LLC (as described below in Note 6, “Debt”) and Factors Southwest L.L.C. (as described below in Note 6, “Debt”). The weighted average remaining lease term for the operating leases is 3.0 years.
Components of the operating lease costs recognized in net loss were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Operating lease cost (income)
Lease cost	$113	$115	$210	$232
Total lease cost, net	$113	$115	$210	$232
Supplemental balance sheet information related to the Company’s operating leases as of June 30, 2024 and December 31, 2023 are as follows (in thousands):

	June 30, 2024	December 31, 2023
Operating Leases
Operating lease right-of-use assets	$769	$899

Operating lease liabilities	$915	$1,021
Future minimum lease payments required under operating leases for each of the 12-month rolling periods below in effect at June 30, 2024 are as follows (in thousands):

Operating Leases
July 2024 to June 2025	$378
July 2025 to June 2026	386
July 2026 to June 2027	393
Total future undiscounted lease payments	1,157
Less imputed interest	242
Total lease obligations	$915
Supplemental cash flow information related to leases for the three and six months ended June 30, 2024 and 2023, was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Supplemental cash flow information
Cash paid, net, for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$93	$94	$187	$189

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
NOTE 6. DEBT
Debt consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Streeterville notes, net	$—	$1,323
Advanced capital contribution	—	450
Total	$—	$1,773
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
June 30, 2024
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

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
NOTE 7. INCOME TAXES
As a result of the operating loss incurred during each of the three and six months ended June 30, 2024 and 2023, and after the application of the annual limitation set forth under Section 382 of the Internal Revenue Code of 1986, as amended (the “IRC”), it was not necessary to record a provision for U.S. federal income tax.
At June 30, 2024 and December 31, 2023, we had a full valuation allowance recorded against our deferred tax assets.
The valuation allowance was recorded due to uncertainties related to our ability to realize the deferred tax assets, primarily consisting of certain net operating loss carry-forwards. The valuation allowance is based on management’s estimates of taxable income by jurisdiction and the periods over which the deferred tax assets will be recoverable.
At December 31, 2023 and June 30, 2024, we had a net operating loss carry-forward of approximately $138.7 million and $141.0 million for federal income tax purposes ($48.0 million for state and local income tax purposes). However, due to changes in our capital structure, approximately $84.3 million of the $138.7 million is available to offset future taxable income after the application of the limitations found under Section 382 of the Internal Revenue Code of 1986, as amended. As a result of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), net operating loss carry-forwards generated in tax years beginning after December 31, 2017 can only offset 80% of taxable income and can be carried forward indefinitely. The $6.3 million and $9.2 million in federal net operating losses generated in 2023 and 2022, respectively, will be subject to the new limitations under the Tax Act. If not utilized, the carry-forwards generated prior to December 31, 2017 of $0.9 million will begin to expire at the end of 2024 for federal purposes and have begun to expire for state and local purposes. For a full discussion of the estimated restrictions on our utilization of net operating loss carry-forwards, please refer to Note 11, “Income Taxes,” included under Item 8, “Financial Statements and Supplementary Data,” of our 2023 Annual Report.
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

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
Private Placements
The Company entered the securities purchase agreements with certain investors and issued 912,050 and 2,870,964 (including debt-to-equity exchange noted in Note 6, “Debt”) shares of common stock during the six months ended June 30, 2024 and the year ended December 31, 2023, respectively.
June 2024 Private Placement
On June 21, 2024, the Company entered into a securities purchase agreement with Sander Electronics Inc., a shareholder of the Company controlled by Mr. Chiao Chieh (Jay) Huang, CEO of the Company, pursuant to which the Company agreed to issue and sell in a private placement an aggregate of 534,591 shares of the Company’s common stock, par value $0.0001 per share, for a purchase price per share of $1.59 (the “June 2024 Private Placement”). Consideration for the transaction included exchange of $850 thousand.
Aggregate gross proceeds to the Company in respect of the June 2024 Private Placement were approximately $850 thousand. The June 2024 Private Placement closed on June 21, 2024.
March 2024 Private Placement
On March 28, 2024, the Company entered into a securities purchase agreement with certain purchaser, pursuant to which the Company agreed to issue and sell in a private placement an aggregate of 283,019 shares of the Company’s common stock, par value $0.0001 per share, for a purchase price per share of $1.59 (the “March 2024 Private Placement”). Consideration for the transaction included exchange of $450 thousand in the aggregate of outstanding amounts on previous advanced capital contributions, as described above in Note 6, “Debt”.
Aggregate gross proceeds to the Company in respect of the March 2024 Private Placement were approximately $450 thousand. The March 2024 Private Placement was priced at-the-market under the Nasdaq rules.
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
March 2023 Private Placements
On March 28, 2023,the Company entered into a securities purchase agreement with Mr. Chiao Chieh (Jay) Huang, pursuant to which the Company agreed to issue and sell, in a private placement (the “March 28, 2023 Private Placement”), 15,500 shares of the Company’s common stock for a purchase price of $3.55 per share.
On March 30, 2023, the Company entered into a securities purchase agreement with Mei Yun (Gina) Huang, a member of the Board of Directors, pursuant to which the Company agreed to issue and sell, in a private placement (collectively with the March 28, 2023 Private Placement, the “March 2023 Private Placements”), 71,428 shares of the Company’s common stock for a purchase price of $3.50 per share.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
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
June 30, 2024
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
As of June 30, 2024 and December 31, 2023, there were 876,447 Series A Preferred Stock issued and outstanding which can be convertible into 25 thousand shares of common stock at the option of the holder.
Warrants
During the three and six months ended June 30, 2024 and the year ended December 31, 2023, no warrants were exercised.
As of June 30, 2024 and December 31, 2023, we had the following outstanding Warrants:

	As of June 30, 2024	As of December 31, 2023
	Number of Underlying Shares		Exercise Price	Expiration
June 2022 Warrants	384,615	384,615	$9.10	December 16, 2026
December 2021 Warrants	182,630	182,630	$24.64	June 7, 2027
January 2020 Investor Warrants	26,819	26,819	$23.59	January 13, 2025
January 2020 Placement Agent Warrants	5,954	5,954	$34.96	January 13, 2025
	600,018	600,018
Stock-based compensation
Stock-based compensation expense is attributable to stock options and restricted stock unit awards. For all stock-based awards, we recognize expense using a straight-line amortization method.
The following table summarizes stock-based compensation expense and the impact it had on operations for the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Cost of sales	$—	$1	$—	$1
Product development	—	3	—	7
Selling, general, and administrative	—	19	1	41
Total stock-based compensation	$—	$23	$1	$49
Total unearned stock-based compensation was $54 thousand at June 30, 2024, compared to $130 thousand at June 30, 2023. These costs will be charged to expense and amortized on a straight-line basis in future periods. The weighted average period over which the unearned compensation at June 30, 2024 is expected to be recognized is approximately 2.3 years.
Stock options
For the three months and six months ended June 30, 2024 and 2023, the Company did not grant any stock options.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
Options outstanding under all plans have a contractual life of ten years, and vesting periods between one and four years. A summary of option activity under all plans for the six months ended June 30, 2024 is presented as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)
Balance at December 31, 2023	30,575	$5.60
Granted	—	—
Canceled/forfeited	—	—
Expired	(9)	53.33
Balance at June 30, 2024	30,566	$5.58	8.2

Vested and expected to vest at June 30, 2024	27,170	$5.70	8.2

Exercisable at June 30, 2024	13,149	$6.57	8.0
Restricted stock units
In 2015, we began issuing restricted stock units to certain employees and non-employee Directors under the 2014 Plan with vesting periods ranging from one to four years from the grant date. In 2020, we began issuing restricted stock units to certain employees and non-employee Directors under the 2020 Plan with vesting periods ranging from one to four years. As of June 30, 2024 and December 31,2023, the outstanding restricted stock is zero.

NOTE 9. COMMITMENTS AND CONTINGENCIES
Purchase Commitments
As of June 30, 2024, we had approximately $1.1 million in outstanding purchase commitments for inventory, $1.1 million of which is expected to ship in the third quarter of 2024 and $35 thousand of which is expected to ship in the fourth quarter of 2024. We have 32% of the outstanding purchase commitments ($353 thousand) with a related party.
NOTE 10. RELATED PARTY TRANSACTIONS
Purchase Transactions
The Company has a purchase agreement for TLED products and spare parts with Sander Electronics, Inc., a shareholder of the Company. Purchases from Sander Electronics, Inc. for the year ended December 31, 2023 totaled $2.1 million, which remained unpaid as of December 31, 2023. The Company made new purchases for $179 thousand from Sander Electronics, Inc. during the three and six months ended June 30, 2024.
Private Placements
Please refer to Note 8 for further details on Private Placements in 2024 and 2023.

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
Overview
Energy Focus, Inc. engages primarily in the design, development, manufacturing, marketing and sale of energy-efficient lighting systems and controls. We develop, market and sell high quality light-emitting diode (“LED”) lighting and controls products in the commercial market and military maritime market (“MMM”). Our mission is to enable our customers to run their facilities with greater energy efficiency, productivity, and human health and wellness through advanced LED retrofit solutions. Our goal is to be a market leader for the most demanding applications where performance, quality, value, environmental impact and health are considered paramount. We specialize in energy efficient LED lighting retrofit product, replacing fluorescent, high-intensity discharge lighting and other types of lamps in institutional buildings for primarily indoor lighting applications with our innovative, high-quality commercial and military-grade tubular LED (“TLED”) products, as well as other LED and lighting control products for commercial and consumer applications. We are also evaluating adjacent technologies, including Gallium Nitride (“GaN”) based power supplies and additional market opportunities for energy solution products that support sustainability in our existing channels.
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
Since year 2023, the Company has continued to make significant cost cutting efforts to address operational expenses while maintaining customer satisfaction and delivering goods on-time. Investments into Energy Focus have contributed to the ability of the Company to continue to not only provide quality products and services, but to both expand and rationalize product offerings.
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
Meanwhile, we continue to seek additional external funding alternatives and sources to support our growth strategies, plans and initiatives. The strategic investments in 2023 and 2024 by Sander Electronics, Inc. (“Sander”), a shareholder of the Company, contributed meaningful external capital, as well as presented synergistic opportunities to improve and diversify our supply chain and product offerings.
Despite continuing progress on cost reduction throughout 2023 and 2024, the Company’s results reflect the challenges due to long and unpredictable sales cycles, unexpected delays in MMM and commercial customer retrofit budgets and project starts, and supply chain issues. There has also been continuing aggressive price competition in the lighting industry. We continue to incur losses and we have a substantial accumulated deficit, which continues to raise substantial doubt about our ability to continue as a going concern at June 30, 2024.
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
Results of operations
The following table sets forth items in our Condensed Consolidated Statements of Operations as a percentage of net sales for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	91.9	83.0	89.7	90.1
Gross profit	8.1	17.0	10.3	9.9

Operating expenses:
Product development	9.0	13.9	11.2	15.2
Selling, general, and administrative	35.0	107.3	47.5	110.7
Total operating expenses	44.0	121.2	58.7	125.9
Loss from operations	(35.9)	(104.2)	(48.4)	(116.0)

Other expenses (income):
Interest expense, net	—	6.5	0.2	9.7
Gain on debt extinguishment	—	—	(7.8)	—
Other income	(0.3)	(1.5)	(0.2)	(0.8)
Other expenses	0.1	1.3	0.1	1.1

Net loss	(35.7)%	(110.5)%	(40.7)%	(126.0)%

Net sales
A further breakdown of our net sales is presented in the following table (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Commercial	$355	$442	$654	$763
MMM products	1,198	613	1,732	1,222
Total net sales	$1,553	$1,055	$2,386	$1,985
Net sales of $1.6 million for the second quarter of 2024 increased $0.5 million, or 47%, compared to second quarter of 2023 net sales of $1.1 million, primarily driven by an increase in MMM sales of $0.6 million, or 95%, partially offset by a decrease in commercial sales of $0.1 million, or 20%. The net sales increase in the second quarter was primarily driven by our sales strategy, which led to a decrease in the proportion of commercial sales and a significant increase in the demand and shipments of MMM products for military use, along with market-adjusted pricing.
Net sales of $2.4 million for the first six months of 2024 increased $0.4 million, or 20%, compared to the same period in 2023, primarily driven by a 42% increase in MMM sales, partially offset by a 14% decrease in commercial sales. The net sales increase for the first six months of 2024 was primarily driven by our sales strategy, which led to a decrease in the proportion of commercial sales and a significant increase in the demand and shipments of MMM products for military use, along with market-adjusted pricing.
Gross Profit
Gross profit was 8% of net sales, for the second quarter of 2024. This compares with gross profit of 17% of net sales, in the second quarter of 2023. The period-over-period decrease in gross profit was driven mainly by an 8% of net sales decrease in fixed costs such as subscription fee for production, a 4% of net sales decrease in variable costs such as material cost and freight in expense, and a 20% of net sales unfavorable change in the inventory reserves.
Gross profit was 10% of net sales, for the first six months of 2024 compared to 9% of net sales, for the first six months of 2023. The year-over-year increase in gross profit was driven mainly by a 5% of net sales decrease in fixed costs such as subscription fee and rent expense for production, an 11% of net sales decrease in variable costs such as material cost and freight in expense, and a 16% of net sales unfavorable change in inventory reserves.
Operating expenses
Product development
Product development expenses include salaries and related benefit, testing and related cost, travel, supplies, as well as overhead items, such as depreciation and facility costs. Product development costs are expensed as they are incurred.
Product development expenses were $140 thousand for the second quarter of 2024, down 5% from the second quarter of 2023. The $7 thousand decrease primarily resulted from lower payroll-related expenses due to reduction in the headcount offset by an increase in traveling expenses and product testing fees. Product development expenses relate to customization of product offerings for key customers.
Product development expenses were $268 thousand for the first six months of 2024, a $33 thousand decrease compared to $301 thousand for the first six months of 2023. The decrease is primarily related to payroll expense and decreased headcount, offset by an increase in traveling expense and product testing fee.
Selling, general and administrative
Selling, general and administrative expenses were $0.5 million for the second quarter of 2024, down 52% as compared to $1.1 million in the second quarter of 2023. The decrease is comprised of a combination of a $0.3 million decrease in payroll and payroll-related expenses, a reduction in accounting and consultants fees of $0.2 million, and a reduction of $60 thousand in director fees.
Selling, general and administrative expenses were $1.1 million for the first six months of 2024, compared to $2.2 million for the first six months of 2023. The decrease is primarily due to (i) decreases in payroll and payroll related expenses of $0.5 million due to reduced headcount; (ii) a reduction in accounting and consultants expenses of $0.3 million; and (iii) a reduction of $0.1 million in director fees.
Other Expense (Income)
Interest expense
There was no interest expense for the second quarter of 2024, compared to interest expense of $69 thousand for the second quarter of 2023. The decrease in interest expense is primarily related to early termination of the 2022 Streeterville Note. There was no actual cash interest paid in the second quarter of 2024 compared to $10 thousand in the second quarter of 2023.

Interest expense was $5 thousand for the first six months of 2024, compared to interest expense of $192 thousand for the first six months of 2023. The decrease in interest expense is primarily related to interest attributable to the 2022 Streeterville Note. There was no actual cash interest paid for the six months ended June 30, 2024 compared to $70 thousand in the first six months of 2023.
Gain on debt extinguishment
We recognized $187 thousand of gain on debt extinguishment for the first six months of 2024, which was related to the early termination of the 2022 Streeterville Note. There was no such gain recognized for the first six months of 2023.

Other income and expenses
Other expenses were $1 thousand for the second quarter of 2024, compared to other expenses of $14 thousand for the second quarter of 2023. Other expenses were $2 thousand for the six months ended June 30, 2024, compared to other expenses of $21 thousand for the six months ended June 30, 2023. Other expenses are mainly comprised of bank and collateral management fees.
Other income for the second quarter and first six months of 2024 of $4 thousand, compared to other income of $16 thousand for the second quarter and the first months of 2023. Other income are related to the reversal of credit balances recorded from online retail sales.

Provision for income taxes
Due to the operating losses incurred during the three and six months ended June 30, 2024 and 2023, and after application of the annual limitation set forth under Section 382 of the Internal Revenue Code of 1986, as amended, it was not necessary to record a provision for U.S. federal income tax or various state income taxes as income tax benefits are fully offset by a valuation allowance recorded.
Net loss
For the three months ended June 30, 2024, our net loss of $0.6 million decreased 53% from the net loss for the three months ended June 30, 2023 of $1.2 million. The decrease is primarily due to a decrease in operating expenses in the second quarter of 2024 from the second quarter of 2023.
For the six months ended June 30, 2024, our net loss of $1.0 million decreased 61% over the net loss for the six months ended June 30, 2023 of $2.5 million. The decrease is primarily due to a decrease in operating expenses in the first six months of 2024 from the first six months of 2023.
Financial condition
At June 30, 2024, we had $1.1 million in cash and no outstanding debt. We have historically incurred substantial losses, and as of June 30, 2024, we had an accumulated deficit of $154.3 million. Additionally, our sales have been concentrated among a few major customers and for the six months ended June 30, 2024, two customers accounted for approximately 40% of net sales.
In 2024 and 2023, we remain committed to building upon the transformation activities started during 2019 that sought to stabilize and regrow our business. These efforts include the following key developments that occurred during 2024 and 2023:
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

During 2023 and into 2024, we closely monitored our cost control efforts to streamline our operations by closely managing all spending done throughout the Company, while carefully investing in new products and strategies that sought to reenergize sales.
We will seek to remain agile as an organization to respond to potential or continuing weakness in the macroeconomic environment and in the meantime seek to expand sales channels and enter new markets that we believe will provide additional growth opportunities. We plan to achieve profitability through developing and launching new, innovative products, our Redcap® emergency battery backup tubular TLEDs, evaluating new growth opportunities such as GaN-based power supply circuitry and other energy solution products, as well as executing on our multi-channel sales strategy that targets key verticals, such as government, healthcare, education and commercial and industrial, complemented by our marketing outreach campaigns and expanding channel partnerships. We also plan to continue to develop advanced lighting and lighting control applications built upon the EnFocusTM platform that aim to serve the commercial markets. In addition, we intend to continue to apply rigorous financial discipline in our organizational structure, decision-making, business processes and policies, strategic sourcing activities and supply chain practices to help accelerate our path towards profitability.
Liquidity and capital resources
Cash
At June 30, 2024, our cash balance was approximately $1.1 million, compared to approximately $2.0 million at December 31, 2023.
The following summarizes cash flows from operating, investing, and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows included in Part I, Item 1, “Financial Statements,” of this Quarterly Report (in thousands):

	Six months ended June 30,
	2024	2023
Net cash used in operating activities	$(776)	$(1,335)

Net cash used in investing activities	$—	$—

Net cash provided by ( used in) financing activities	$(149)	$2,599
Net cash used in operating activities
The substantial decrease in cash used in operating activity in the first six months of year 2024 comparing against the same period last year was primarily related to:
•efforts to collect accounts receivable led to increase in cash flow from accounts receivable during the first six months of year 2024 compared to the first six months of year 2023; offset by
•higher accounts payable as of December 31, 2023 and efforts to manage inventory levels, reflecting more purchase activities in the fourth quarter of year 2023, led to higher cash outflows in the six months of year 2024.
Net cash used in operating activities was $0.8 million for the six months ended June 30, 2024. The net loss for the six months ended June 30, 2024 was $1.0 million and was adjusted for non-cash items, including depreciation and amortization, stock-based compensation, provisions for inventory, warranty, and accounts receivable reserves and working capital changes. During the six months ended June 30, 2024, we generated $1.2 million from collection of accounts receivable, $0.4 million from inventory and $0.1 million from accounts payable. We used $1.4 million from accounts payable to related party due to timing of inventory receipts and payments.

Net cash used in operating activities was $1.3 million for the six months ended June 30, 2023. The net loss for the six months ended June 30, 2023 was $2.5 million and was adjusted for non-cash items, including depreciation and amortization, stock-based compensation, provisions for inventory, warranty, and accounts receivable reserves and working capital changes. During the six months ended June 30, 2023, we generated $0.3 million from inventory, and $0.5 million from changes in prepaid and other assets, mainly from the receipt of $445 thousand in Employee Retention Tax Credit funds, and $0.9 million from accounts payable due to the timing of inventory receipts and payments. During the six months ended June 30, 2023, we used $0.4 million through the timing of collection of accounts receivable.
Net cash used in investing activities
For the six months ended June 30, 2024 and 2023 , the Company did not have any activities in connection with investing activities.
Net cash provided by ( used in) financing activities
Net cash used in financing activities during the six months ended June 30, 2024 was $0.1 million, primarily related to $0.9 million of net proceeds from the issuance of common stock, offset by $1.0 million related to net payments on the 2022 Streeterville Note.

Net cash provided by financing activities during the six months ended June 30, 2023 was $2.6 million, primarily related to $4.3 million of net proceeds from the issuance of common stock, offset by net payments on the Credit Facilities of $1.2 million and the 2022 Streeterville Note of $0.5 million.
Contractual and other obligations
As of June 30, 2024, we had approximately $1.1 million in outstanding purchase commitments for inventory, $1.1 million of which is expected to ship in the third quarter of 2024 and $35 thousand of which is expected to ship in the fourth quarter of 2024. We have 32% of the outstanding purchase commitments with a related party.

There have been no other material changes to our contractual and other obligations as compared to those included in our 2023 Annual Report.
Critical accounting policies
There have been no material changes to our critical accounting policies as compared to those included in our 2023 Annual Report.
Certain risks and concentrations
We have certain customers whose net sales individually represented 10% or more of our total net sales, or whose net trade accounts receivable balance individually represented 10% or more of our total net trade accounts receivable; we have certain suppliers, which individually represent 10% or more of our total purchases, or whose trade accounts payable balance individually represented 10% or more of our total trade accounts payable balance, Please refer to Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” included under Part I, Item 1, “Financial Statements,” of this Quarterly Report.
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
Pursuant to Rule 13a-15(b) under the Exchange Act, our management must evaluate, with the participation of our Chief Executive Officer, the effectiveness of our disclosure controls and procedures, as of June 30, 2024, the end of the period covered by this Quarterly Report. Management, with the participation of our Chief Executive Officer, did evaluate the effectiveness of our disclosure controls and procedures as of the end of period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective at a reasonable level as of June 30, 2024.
Changes in internal control over financial reporting
During the quarterly period covered by this Quarterly Report, there have not been any changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2024, we were not involved in any material legal proceedings.
ITEM 1A. RISK FACTORS
As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this item.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description of Documents
31.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS -	XBRL Instance Document
101.SCH -	XBRL Taxonomy Extension Schema Document
101.CAL -	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF -	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB -	XBRL Taxonomy Extension Label Linkbase Document
101.PRE -	XBRL Taxonomy Extension Presentation Linkbase Document
104 -	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
+     Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGY FOCUS, INC.

Date:	August 13, 2024	By:	/s/ Chiao Chieh Jay Huang
Chiao Chieh Jay Huang
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)