Form 10-Q
period 2024-09-30
ENERGY FOCUS, INC/DE
filed 2024-11-12
CIK 924168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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

The number of outstanding shares of the registrant’s common stock, $0.0001 par value, as of November 8, 2024 was 5,260,741.

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
•instability in the U.S. and global economies and business interruptions experienced by us, our customers and our suppliers;
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

ITEM 1. FINANCIAL STATEMENTS

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash	$819	$2,030
Trade accounts receivable, less allowances of $12 and $20, respectively	745	1,570
Trade accounts receivable - related party	—	202
Inventories, net	3,721	4,439
Prepayments to vendors	431	792
Prepaid and other current assets	215	156
Total current assets	5,931	9,189

Property and equipment, net	99	112
Operating lease, right-of-use asset	408	899
Total assets	$6,438	$10,200

LIABILITIES
Current liabilities:
Accounts payable	$1,469	$1,624
Accounts payable -related party	898	2,146
Accrued liabilities	103	110
Accrued legal and professional fees	34	64
Accrued payroll and related benefits	148	199
Accrued sales commissions	20	62
Accrued warranty reserve	118	150
Operating lease liabilities	150	223
Advanced capital contribution	—	450
Promissory notes payable, net of discounts and loan origination fees	—	1,323
Total current liabilities	2,940	6,351

(continued on the next page)

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
	(Unaudited)

Operating lease liabilities, net of current portion	291	798
Total liabilities	3,231	7,149

STOCKHOLDERS' EQUITY
Preferred stock, par value $0.0001 per share:
Authorized: 5,000,000 shares (3,300,000 designated as Series A Convertible Preferred Stock) at September 30, 2024 and December 31, 2023
Issued and outstanding: 876,447 at September 30, 2024 and December 31, 2023	—	—
Common stock, par value $0.0001 per share:
Authorized: 50,000,000 shares at September 30, 2024 and December 31, 2023
Issued and outstanding: 5,260,741 at September 30, 2024 and 4,348,690 at December 31, 2023	1	—
Additional paid-in capital	157,812	156,369
Accumulated other comprehensive loss	(3)	(3)
Accumulated deficit	(154,603)	(153,315)
Total stockholders' equity	3,207	3,051
Total liabilities and stockholders' equity	$6,438	$10,200

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net sales	$1,196	$1,339	$3,582	$3,324
Cost of sales	1,008	1,387	3,148	3,176
Gross profit (loss)	188	(48)	434	148

Operating expenses:
Product development	137	142	405	443
Selling, general, and administrative	449	713	1,583	2,911
Total operating expenses	586	855	1,988	3,354
Loss from operations	(398)	(903)	(1,554)	(3,206)

Other expenses (income):
Interest expense, net	—	34	5	226
Other income	(26)	—	(30)	(16)
Gain on debt extinguishment	—	—	(187)	—
Gain on partial lease termination	(63)	—	(63)	—
Other expenses	7	7	9	28
Net loss	$(316)	$(944)	$(1,288)	$(3,444)

Net loss per common share - basic and diluted
Net loss	$(0.06)	$(0.27)	$(0.27)	$(1.20)

Weighted average shares of common stock outstanding:
Basic and diluted	5,261	3,514	4,840	2,868

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2023	876	$—	4,349	$—	$156,369	$(3)	$(153,315)	$3,051
Issuance of common stock	—	—	283	—	450	—	—	450
Conversion of advanced capital contribution to common stock	—	—	94	—	141	—	—	141
Stock-based compensation	—	—	—	—	1	—	—	1
Net loss for the three months ended March 31, 2024	—	—	—	—	—	—	(418)	(418)
Balance at March 31, 2024	876	$—	4,726	$—	$156,961	$(3)	$(153,733)	$3,225
Issuance of common stock	—	—	535	1	850	—	—	851
Net loss for the three months ended June 30, 2024	—	—	—	—	—	—	(554)	(554)
Balance at June 30, 2024	876	$—	5,261	$1	$157,811	$(3)	$(154,287)	$3,522
Stock-based compensation	—	—	—	—	1	—	—	1
Net loss for the three months ended September 30, 2024	—	—	—	—	—	—	(316)	(316)
Balance at September 30, 2024	876	$—	5,261	$1	$157,812	$(3)	$(154,603)	$3,207

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity ( Deficit)
	Shares	Amount	Shares*	Amount

Balance at December 31, 2022	876	$—	1,407	$1	$148,545	$(3)	$(149,020)	$(477)
Issuance of common stock	—	—	285	1	3,024	—	—	3,025
Stock issued in exchange transactions	—	—	1,057	—	1,716	—	—	1,716
Stock-based compensation	—	—	—	—	26	—	—	26
Impact of adoption of ASU 2016-13 - CECL	—	—	—	—	—	—	(2)	(2)
Net loss for the three months ended March 31, 2023	—	—	—	—	—	—	(1,333)	(1,333)
Balance at March 31, 2023	876	$—	2,749	$2	$153,311	$(3)	$(150,355)	$2,955
Issuance of common stock	—	—	747	—	1,304	—	—	1,304
Par value adjustment due to reverse stock split	—	—	—	(2)	2	—	—	—
Reduction in equity due to costs from reverse stock split	—	—	—	—	(16)	—	—	(16)
Stock-based compensation	—	—	—	—	23	—	—	23
Net loss for the three months ended June 30, 2023	—	—	—	—	—	—	(1,167)	(1,167)
Balance at June 30, 2023	876	$—	3,496	$—	$154,624	$(3)	$(151,522)	$3,099
Issuance of common stock and warrants	—	—	853	—	1,750	—	—	1,750
Stock-based compensation	—	—	—	—	(13)	—	—	(13)
Net loss for the three months ended September 30, 2023	—	—	—	—	—	—	(944)	(944)
Balance at September 30, 2023	876	$—	4,349	$—	$156,361	$(3)	$(152,466)	$3,892
*Shares outstanding for prior periods have been restated for the 1-for-7 reverse stock split effective June 16, 2023.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Cash flows from operating activities:
Net loss	$(316)	$(944)	$(1,288)	$(3,444)
Adjustments to reconcile net loss to net cash used in operating activities:
Other Income	—	(40)	—	(40)
Gain on partial lease termination	(63)	—	(63)	—
Gain on debt extinguishment	—	—	(187)	—
Depreciation	9	8	28	24
Stock-based compensation	1	(13)	2	36
Provision for credit losses and sales return	6	—	(70)	50
Provision for slow-moving and obsolete inventories	105	62	330	(68)
Provision for warranties	1	—	(32)	(37)
Amortization of loan discounts and origination fees	—	59	5	168
Changes in operating assets and liabilities (sources / (uses) of cash):
Accounts receivable	(100)	(46)	1,097	(449)
Inventories	(35)	340	388	643
Prepayments to vendors	14	(117)	29	(140)
Prepaid and other assets	4	28	(55)	488
Accounts payable	98	(459)	177	398
Accounts payable - related party	163	—	(1,248)	—
Accrued and other liabilities	(104)	131	(130)	1
Operating lease - ROU and liabilities	(50)	(44)	(26)	—
Total adjustments	49	(91)	245	1,074
Net cash used in operating activities	(267)	(1,035)	(1,043)	(2,370)
Cash flows from investing activities:
Acquisitions of property and equipment	(19)	(27)	(19)	(27)
Net cash used in investing activities	(19)	(27)	(19)	(27)

(continued on next page)

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Cash flows from financing activities (sources / (uses) of cash):
Issuance of common stock and warrants	—	1,750	851	6,079
Costs related to reverse stock-split	—	—	—	(16)
Payments on the 2022 Streeterville Note	—	(125)	(1,000)	(625)
Net payments on proceeds from the credit line borrowings - Credit Facilities	—	(188)	—	(1,402)
Net cash provided by (used in) financing activities	—	1,437	(149)	4,036

Net (decrease) increase in cash	(286)	375	(1,211)	1,639
Cash, beginning of period	1,105	1,316	2,030	52
Cash, end of period	$819	$1,691	$819	$1,691

Supplemental information:
Cash paid in year for interest	$—	$7	$5	$77

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
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

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation

The significant accounting policies of our Company, which are summarized below, are consistent with accounting principles generally accepted in the United States (“U.S. GAAP”) and reflect practices appropriate to the business in which we operate. Unless indicated otherwise, the information in the Notes to the Condensed Financial Statements relates to our operations.
We have prepared the accompanying financial data for the three and nine months ended September 30, 2024 and 2023 pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The accompanying financial data and information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Annual Report”). The Condensed Consolidated Balance Sheet as of December 31, 2023 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly our Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023, Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023, Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2024 and 2023, and Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2024 and 2023.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
Going Concern and Nasdaq Continued Listing Requirements Compliance
Due to our financial performance as of September 30, 2024 and December 31, 2023, including net losses of $1.3 million for the nine months ended September 30, 2024 and $4.3 million for the twelve months ended December 31, 2023, and total cash used in operating activities of $1.0 million for the nine months ended September 30, 2024 and $2.4 million for the twelve months ended December 31, 2023, we determined that substantial doubt about our ability to continue as a going concern continues to exist at September 30, 2024. As a result of restructuring actions and initiatives, we have tailored our operating expenses to be more in line with our expected sales volumes; however, we continue to incur losses and have a substantial accumulated deficit.
Additionally, global supply chain and logistics constraints are impacting our inventory purchasing strategy, as we seek to manage both shortages of available components and longer lead times in obtaining components while pursuing cost-saving measures to enhance profitability. As a result, we will continue to review and pursue selected external funding sources to ensure adequate financial resources to execute across the timelines required to achieve these objectives including, but not limited to, the following:
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
However, there can be no assurance that the Company will be able to maintain compliance with the Minimum Stockholders’ Equity Rule, Bid Price Rule, or other Nasdaq listing requirements. If the Company fails to maintain compliance with Nasdaq’s continued listing standards in accordance with the Panel’s decision, the Company’s common stock will be subject to delisting from Nasdaq
Use of estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts in our financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact us in the future, actual results may vary from

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
the estimates. Estimates include, but are not limited to, the establishment of credit loss allowance for accounts receivable, sales returns, inventory obsolescence and warranty claims, the useful lives of property and equipment, valuation allowance for net deferred taxes, and stock-based compensation. In addition, estimates and assumptions associated with the determination of the fair value of financial instruments and evaluation of long-lived assets for impairment requires considerable judgment. Actual results could differ from those estimates and such differences could be material.
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
The following table provides a disaggregation of product net sales for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net sales:
Commercial	$350	$498	$1,004	$1,261
MMM products	846	841	2,578	2,063
Total net sales	$1,196	$1,339	$3,582	$3,324
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
September 30, 2024
(Unaudited)
Pursuant to ASC 606, Revenue Recognition, contract assets and contract liabilities as of the beginning and ending of the reporting periods must be disclosed. Below is the breakout of the Company’s contract assets for such periods:

	September 30, 2024	December 31, 2023	January 01, 2023
Gross Accounts Receivable	$757	$1,590	$471
Less: Allowance for Credit Loss	(12)	(20)	(28)
Net Accounts Receivable	$745	$1,570	$443
Activity related to our reserve for credit losses for the three and nine months ended September 30, 2024 and 2023 was as follows (in thousands):

Allowance for credit loss as of December 31, 2023	$(20)
Reduction of reserve for credit losses as of March 31, 2024	11
Allowance for credit loss as of March 31, 2024	$(9)
Reduction of reserve for credit losses as of June, 30 2024	—
Allowance for credit loss as of June 30, 2024	$(9)
Increase in reserve for credit losses as of September, 30 2024	(3)
Allowance for credit loss as of September 30, 2024	$(12)

Allowance for credit loss as of December 31, 2022	$(26)
Cumulative effect of the implementation of ASC 326	(2)
Allowance for credit loss as of January 1, 2023	$(28)
Reserve for credit losses as of March 31, 2023	(12)
Prior year reclassification of sales returns out of allowance for doubtful accounts	(18)
Allowance for credit loss as of March 31, 2023	$(58)
Reserve for credit losses as of June 30, 2023	(3)
Prior year reclassification of sales returns out of allowance for doubtful accounts	(18)
Allowance for credit loss as of June 30, 2023	$(79)
Reserve for credit losses as of September 30, 2023	14
Prior year reclassification of sales returns out of allowance for doubtful accounts	(11)
Allowance for credit loss as of September 30, 2023	$(76)
Geographic information
All of our long-lived fixed assets are located in the United States. For the three and nine months ended September 30, 2024 and 2023, approximately 100% of sales were attributable to customers in the United States. The geographic location of our net sales is derived from the destination to which we ship the product.
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

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
The following table presents a reconciliation of basic and diluted loss per share computations (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(316)	$(944)	$(1,288)	$(3,444)

Denominator:
Basic and diluted weighted average shares of common stock outstanding	5,261	3,514	4,840	2,868
As a result of the net loss we incurred for the three and nine months ended September 30, 2024 and 2023, convertible securities representing approximately 25 thousand shares of common stock were excluded from the basic loss per share calculation as their inclusion would have been anti-dilutive.
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
The following table summarizes warranty activity for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Balance at beginning of period	$117	$146	$150	$183
Warranty accruals for current period sales	1	1	3	3
Adjustments to existing warranty reserves	—	—	(35)	(39)
Accrued warranty reserve at end of period	$118	$147	$118	$147

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
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
September 30, 2024
(Unaudited)
Certain risks and concentrations
We have certain customers whose net sales individually represented 10% or more of our total net sales, or whose net trade accounts receivable balance individually represented 10% or more of our total net trade accounts receivable; we have certain suppliers, which individually represent 10% or more of our total purchases, or whose trade accounts payable balance individually represented 10% or more of our total trade accounts payable balance, as follows:
•For the three months ended September 30, 2024, four customers accounted for an aggregate of approximately 66% net sales, with sales to our primary shipbuilders for the U.S. Navy accounting for approximately 24% of net sales, sales to our primary distributor for the U.S. Navy accounting for approximately 26% of net sales and sales to our primary commercial lighting customer accounting for approximately 16% of net sales. For the three months ended September 30, 2023, two customers accounted for approximately 42% net sales, with sales to our primary distributor for the U.S. Navy and shipbuilders for the U.S. Navy accounting for approximately 42% of net sales.
•For the nine months ended September 30, 2024, three customers accounted for an aggregate of approximately 39% net sales, with sales to our primary distributor for the U.S. Navy accounting for approximately 29% of net sales and sales to our primary commercial lighting customer accounting for approximately 10% of net sales. For the nine months ended September 30, 2023, two customers accounted for approximately 29% net sales, with sales to our primary shipbuilder for the U.S. Navy and a distributor to the Department of Defense.
•At September 30, 2024, four customers accounted for an aggregate of approximately 85% of net trade accounts receivable.
•At December 31, 2023, one distributor for the U.S. Department of Defense accounted for 74% of our net trade accounts receivable.
We require substantial amounts of purchased materials from selected vendors. With specific materials, all of our purchases are from a single vendor. The availability and costs of materials may be subject to change due to, among other things, new laws or regulations, suppliers’ allocation to other purchasers, interruptions in production by suppliers, global health issues such as the COVID-19 pandemic, and changes in exchange rates and worldwide price and demand levels. Our inability to obtain adequate supplies of materials for our products at favorable prices could have a material adverse effect on our business, financial position, or results of operations by decreasing our profit margins and by hindering our ability to deliver products to our customers on a timely basis. Additionally, certain vendors require advance deposits prior to the fulfillment of orders. Deposits paid on unfulfilled orders totaled $0.4 million and $0.8 million at September 30, 2024 and December 31, 2023, respectively.
We have certain vendors who individually represented 10% or more of our total expenditures, or whose net trade accounts payable balance individually represented 10% or more of our total net trade accounts payable, as follows:
•one supplier (a related party, see Note 10 “Related Party Transactions”) accounted for more than 10% of our total expenditures for the three and nine months ended September 30, 2024. One supplier accounted for more than 10% of our total expenditures for the three months ended September 30, 2023.
•At September 30, 2024, two offshore suppliers accounted for approximately 29% and 44% (the latter, a related party, see Note 10 “Related Party Transactions”) of our trade accounts payable balance, respectively. At December 31, 2023, two offshore suppliers accounted for approximately 16% and 57% (the latter, a related party, see Note 10 “Related Party Transactions”) of our trade accounts payable balance, respectively.
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
September 30, 2024
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
NOTE 3. INVENTORIES
Inventories are stated at the lower of standard cost (which approximates actual cost determined using the first-in, first-out cost method) or net realizable value, and consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Raw materials	$3,831	$2,189
Finished goods	2,684	4,803
Reduction due to future permanent markdowns	(2,464)	—
Reserves for excess, obsolete, and slow-moving inventories	(330)	(2,553)
Inventories, net	$3,721	$4,439
The following is a roll-forward of the reserves for excess, obsolete, and slow-moving inventories (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Beginning balance	$(225)	$(2,400)	$(2,553)	$(2,527)
Accrual	(105)	(169)	(330)	(155)
Reduction due to sold inventory	—	109	89	222
Reduction due to future permanent markdowns	—	—	2,464	—
Reserves for excess, obsolete, and slow-moving inventories	$(330)	$(2,460)	$(330)	$(2,460)

NOTE 4. PROPERTY AND EQUIPMENT
Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets and consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Equipment (useful life 3 to 15 years)	$1,061	$1,061
Tooling (useful life 2 to 5 years)	234	190
Vehicles (useful life 5 years)	41	41
Leasehold improvements (the shorter of useful life or lease life)	141	141
Projects in progress	—	28
Property and equipment at cost	1,477	1,461
Less: accumulated depreciation	(1,378)	(1,349)
Property and equipment, net	$99	$112
Depreciation expense was $9 thousand and $8 thousand for the three months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024 and 2023, depreciation expense was $28 thousand and $24 thousand, respectively.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
NOTE 5. LEASES
The Company leases certain equipment, manufacturing, warehouse and office space under non-cancellable operating leases with expirations through 2027 under which it is responsible for related maintenance, taxes and insurance. As of March 25, 2022, the terms of our real estate operating lease have been modified beginning July 1, 2022 and extended through 2027.

Effective July 1, 2024, our warehouse and office lease was amended to reduce the rentable square feet from 62,335 square feet to 29,692 square feet and the rent expenses were decreased in proportion to the reduction in rentable square. The Company recorded this as a lease modification in accordance with ASC 842 Leases (“ASC 842”)and recorded a reduction to the right of use asset and lease liability of approximately $395 thousand using an incremental borrowing rate of approximately 13.64%. The Company recognized a gain on the lease modification of $63 thousand which was recorded as other income in the Statement of Operations.

Prior to the lease modification, the present value of the lease obligations for the lease was calculated using an incremental borrowing rate of 16.96%, which was the Company’s blended borrowing rates (including interest, annual facility fees, collateral management fees, bank fees and other miscellaneous lender fees) on its revolving lines of credit with Crossroads Financial Group, LLC (as described below in Note 6, “Debt”) and Factors Southwest L.L.C. (as described below in Note 6, “Debt”). The weighted average remaining lease term for the operating leases is 2.8 years.

Components of the operating lease costs recognized in net loss were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Operating lease cost (income)
Lease cost	72	122	267	354
Total lease cost, net	$72	$122	$267	$354
Supplemental balance sheet information related to the Company’s operating and finance leases as of September 30, 2024 and December 31, 2023 are as follows (in thousands):

	September 30, 2024	December 31, 2023
Operating Leases
Operating lease right-of-use assets	$408	$899

Operating lease liabilities	$441	$1,021

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
The maturities of lease liabilities under operating leases by years at September 30, 2024 are as follows (in thousands):

Operating Leases
October 2024 to September 2025	$197
October 2025 to September 2026	185
October 2026 to September 2027	141
Total future undiscounted lease payments	523
Less: interest	82
Present Value of Lease Liabilities	$441
Supplemental cash flow information related to leases for the three and nine months ended September 30, 2024 and 2023, was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Supplemental cash flow information
Cash paid, net, for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$94	$97	$281	$286

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
NOTE 6. DEBT
Debt consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Streeterville notes, net	$—	$1,323
Advanced capital contribution	—	450
Total	$—	$1,773
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

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
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
NOTE 7. INCOME TAXES
As a result of the operating loss incurred during each of the three and nine months ended September 30, 2024 and 2023, and after the application of the annual limitation set forth under Section 382 of the Internal Revenue Code of 1986, as amended (the “IRC”), it was not necessary to record a provision for U.S. federal income tax.
At September 30, 2024 and December 31, 2023, we had a full valuation allowance recorded against our deferred tax assets.
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

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
purposes and have begun to expire for state and local purposes. For a full discussion of the estimated restrictions on our utilization of net operating loss carry-forwards, please refer to Note 11, “Income Taxes,” included under Item 8, “Financial Statements and Supplementary Data,” of our 2023 Annual Report.
NOTE 8. STOCKHOLDERS’ EQUITY
Common Stock
1-for-7 Reverse Stock Split
At the Company’s annual meeting of stockholders held on June 15, 2023, the Company’s stockholders approved a reverse stock split of the outstanding shares of the Company’s common stock at a ratio ranging from any whole number of at least 1-for-2 and up to 1-for-10, with the exact ratio within the foregoing range to be determined by the board of directors in its sole discretion.
On June 15, 2023, our board of directors determined to set the reverse stock split at 1-for-7 (the “Split Ratio”). The reverse stock split became effective on June 16, 2023 (the “Effective Time”). The $0.0001 par value per share of common stock and other terms of the common stock were not affected by the reverse stock split. The number of authorized shares of common stock under the Certificate of Incorporation remained unchanged at 50,000,000 shares.
The reverse stock split was effected solely to increase the per share trading price of the common stock to satisfy the Bid Price Rule for continued listing on Nasdaq. The common stock began trading on Nasdaq on a split-adjusted basis at the opening of trading on June 19, 2023.
Private Placements
The Company entered the securities purchase agreements with certain investors and issued 912,050 and 2,870,964 (including debt-to-equity exchange noted in Note 6, “Debt”) shares of common stock during the nine months ended September 30, 2024 and the year ended December 31, 2023, respectively.
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
September 30, 2024
(Unaudited)
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
March 2023 Private Placements
On March 28, 2023, the Company entered into a securities purchase agreement with Mr. Chiao Chieh (Jay) Huang pursuant to which the Company agreed to issue and sell, in a private placement (the “March 28, 2023 Private Placement”), 15,500 shares of the Company’s common stock for a purchase price of $3.55 per share.
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
September 30, 2024
(Unaudited)
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
As of September 30, 2024 and December 31, 2023, there were 876,447 Series A Preferred Stock issued and outstanding which can be convertible into 25 thousand shares of common stock at the option of the holder.
Warrants
During the three and nine months ended September 30, 2024 and year ended December 31, 2023, no warrants were exercised.
As of September 30, 2024 and December 31, 2023, we had the following outstanding warrants:

	As of September 30, 2024	As of December 31, 2023
	Number of Underlying Shares		Exercise Price	Expiration
June 2022 Warrants	384,615	384,615	$9.10	December 16, 2026
December 2021 Warrants	182,630	182,630	$24.64	June 7, 2027
January 2020 Investor Warrants	26,819	26,819	$23.59	January 13, 2025
January 2020 Placement Agent Warrants	5,954	5,954	$34.96	January 13, 2025
	600,018	600,018

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
Stock-based compensation
Stock-based compensation expense is attributable to stock options and restricted stock unit awards. For all stock-based awards, we recognize expense using a straight-line amortization method.
The following table summarizes stock-based compensation expense and the impact it had on operations for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Cost of sales	$—	$—	$—	$1
Product development	—	(7)	—	—
Selling, general, and administrative	1	(6)	2	35
Total stock-based compensation	$1	$(13)	$2	$36
Total unearned stock-based compensation was $3 thousand at September 30, 2024, compared to $69 thousand at September 30, 2023. These costs will be charged to expense and amortized on a straight-line basis in future periods. The weighted average period over which the unearned compensation at September 30, 2024 is expected to be recognized is approximately 2.0 years.
Stock options
For the three months and nine months ended September 30, 2024 and 2023, the Company did not grant any stock options.
Options outstanding under all plans have a contractual life of ten years, and vesting periods between one and four years. A summary of option activity under all outstanding stock incentive plans for the nine months ended September 30, 2024 is presented as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)
Balance at December 31, 2023	30,575	$5.60
Granted	—	—
Canceled/forfeited	—	—
Expired	(9)	53.33
Balance at September 30, 2024	30,566	$5.58	8.0

Vested and expected to vest at September 30, 2024	27,802	$5.68	7.9

Exercisable at September 30, 2024	14,936	$6.34	7.8
Restricted stock units
In 2015, we began issuing restricted stock units to certain employees and non-employee Directors under the 2014 Plan with vesting periods ranging from one to four years from the grant date. In 2020, we began issuing restricted stock units to certain employees and non-employee Directors under the 2020 Plan with vesting periods ranging from one to four years. As of September 30, 2024 and December 31,2023, the outstanding restricted stock is zero.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
NOTE 9. COMMITMENTS AND CONTINGENCIES
Purchase Commitments
As of September 30, 2024, we had approximately $167 thousand in outstanding purchase commitments for inventory, $140 thousand of which is expected to ship in the fourth quarter of 2024 and $28 thousand of which is expected to ship in the first quarter of 2025. We have 30% of the outstanding purchase commitments ($49 thousand) with a related party.
NOTE 10. RELATED PARTY TRANSACTIONS
Purchase Transactions
The Company has a purchase agreement for TLED products and spare parts with Sander Electronics, Inc., a shareholder of the Company. Purchases from Sander Electronics, Inc. for the year ended December 31, 2023 totaled $2.1 million, which remained unpaid as of December 31, 2023. The Company made new purchases for $179 thousand from Sander Electronics, Inc. during the nine months ended September 30, 2024. As of September 30, 2024 accounts payable to Sander Electronics, Inc. is $898 thousand.

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
In addition to continuously pursuing cost reductions, our strategy to combat these trends is to innovate both our technology and product offerings with differentiated products and solutions that offer greater, distinct value. Specific examples of these products we have developed include the RedCap®, our patented emergency backup battery integrated TLED, as well as our robust MMM product offering. The Company has enhanced the performance of our RedCap® product by providing a more user friendly experience. We continue to evaluate our sales strategy and believe our go-to-market strategy that focuses more on direct-sales marketing, selectively expanding our channel partner network to cover territories across the country, and listening to the voice of the customer will lead to better and more impactful product development efforts that we believe will eventually translate into larger addressable markets and greater sales growth for us.
Since 2023, the Company has continued to make significant cost cutting efforts to address operational expenses while maintaining customer satisfaction and delivering goods on-time. Investments into Energy Focus have contributed to the ability of the Company to continue to not only provide quality products and services, but to both expand and rationalize product offerings.
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
Despite continuing progress on cost reduction throughout 2023 and 2024, the Company’s results reflect the challenges due to long and unpredictable sales cycles, unexpected delays in MMM and commercial customer retrofit budgets and project starts, and supply chain issues. There has also been continuing aggressive price competition in the lighting industry. We continue to incur losses and we have a substantial accumulated deficit, which continues to raise substantial doubt about our ability to continue as a going concern at September 30, 2024.
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

Under the premise of a similar industrial environment and familiar relationships, our professional skills complement those of our supply chain partners. This foundation of cooperation enables us to more easily achieve common goals of cost reduction, profit sharing, and exploring new business opportunities. This not only strengthens our cooperative relationship but also lays a solid foundation for our joint efforts towards a better future..

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
Results of operations
The following table sets forth items in our Condensed Consolidated Statements of Operations as a percentage of net sales for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	84.3	103.6	87.9	95.5
Gross (loss) profit	15.7	(3.6)	12.1	4.5

Operating expenses:
Product development	11.5	10.6	11.3	13.3
Selling, general, and administrative	37.5	53.2	44.2	87.6
Total operating expenses	49.0	63.8	55.5	100.9
Loss from operations	(33.3)	(67.4)	(43.4)	(96.4)

Other expenses (income):
Interest expense, net	—	2.5	0.1	6.8
Loss on extinguishment of debt	(2.2)	—	(0.8)	(0.5)
Gain on debt extinguishment	—	—	(5.2)	—
Gain on partial lease termination	(5.3)	—	(1.8)	—
Other expenses	0.6	0.5	0.3	0.8

Net loss	(26.4)%	(70.4)%	(36.0)%	(103.5)%

Net sales
A further breakdown of our net sales is presented in the following table (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Commercial	$350	$498	$1,004	$1,261
MMM products	846	841	2,578	2,063
Total net sales	$1,196	$1,339	$3,582	$3,324
Net sales of $1.2 million for the third quarter of 2024 decreased $0.1 million, or 11%, compared to third quarter of 2023 net sales of $1.3 million, primarily driven by a decrease in commercial sales of $0.1 million, or 30%, that was partially offset by a 1% increase in MMM sales. The net sales decrease in the third quarter was primarily driven by our sales strategy, which led to a decrease in the proportion of commercial sales.
Net sales of $3.6 million for the first nine months of 2024 increased $0.3 million, or 8%, compared to the same period in 2023, primarily driven by a 20% decrease in commercial product sales, that was partially offset by an increase in MMM product sales of 25% for the first nine months of 2024, as compared to the same period of 2023. The net sales increase for the first nine months of 2024 was primarily driven by our sales strategy, which led to a decrease in the proportion of commercial sales and a significant increase in the demand and shipments of MMM products for military use, along with market-adjusted pricing.
Gross Profit
Gross profit was 16% of net sales, for the third quarter of 2024. This compares with gross loss of 4% of net sales, in the third quarter of 2023. The period-over-period decrease in gross profit was driven mainly by an 7% of net sales decrease in fixed costs such as employee benefit and rent expenses for production, a 78% of net sales increase in variable costs such as material cost and freight in expense, and a 4% of net sales unfavorable change in the inventory reserves.
Gross profit was 10% of net sales, for the first nine months of 2024 compared to gross loss of 4% of net sales, for the first nine months of 2023. The year-over-year increase in gross profit was driven mainly by a 6% of net sales decrease in fixed costs such as subscription fee, expenses related to SEC filing and rent expense for production, an 13% of net sales decrease in variable costs such as material cost and freight in expense, and a 11% of net sales unfavorable change in inventory reserves.
Operating expenses
Product development
Product development expenses include salaries and related benefit, testing and related cost, travel, supplies, as well as overhead items, such as depreciation and facility costs. Product development costs are expensed as they are incurred.
Product development expenses were $137 thousand for the third quarter of 2024, down 4% from the third quarter of 2023. The $5 thousand decrease primarily resulted from lower payroll-related expenses due to reduction in the headcount offset by an increase in traveling expenses and product testing fees. Product development expenses relate to customization of product offerings for key customers.
Product development expenses were $405 thousand for the first nine months of 2024, a $38 thousand decrease compared to $443 thousand for the first nine months of 2023. The decrease is primarily related to payroll expense and decreased headcount, offset by an increase in traveling expense and product testing fee.
Selling, general and administrative
Selling, general and administrative expenses were $0.4 million for the third quarter of 2024, down 37% as compared to $0.7 million in the third quarter of 2023. The decrease is comprised of a combination of a $0.2 million decrease in payroll and payroll-related expenses, a reduction in accounting and consultants fees of $70 thousand.

Selling, general and administrative expenses were $1.6 million for the first nine months of 2024, compared to $2.9 million for the first nine months of 2023. The decrease is primarily due to (i) decreases in payroll and payroll related expenses of $0.6 million due to reduced headcount; (ii) a reduction in accounting and consultants expenses of $0.4 million; and (iii) a reduction of $0.1 million in director fees.
Other Expense (Income)
Interest expense
There was no interest expense for the third quarter of 2024, compared to interest expense of $34 thousand for the third quarter of 2023. The decrease in interest expense is primarily related to early termination of the 2022 Streeterville Note. There was no actual cash interest paid in the third quarter of 2024 compared to $7 thousand in the third quarter of 2023.
Interest expense was $5 thousand for the first nine months of 2024, compared to interest expense of $226 thousand for the first nine months of 2023. The decrease in interest expense is primarily related to interest attributable to the 2022 Streeterville Note. The actual cash interest paid for the nine months ended September 30, 2024 and 2023 was $5 thousand and $77 thousand, respectively.
Gain on debt extinguishment
We recognized $187 thousand of gain on debt extinguishment for the three and nine months of 2024, which was related to the early termination of the 2022 Streeterville Note. There was no such gain recognized in the same periods of 2023.

Gain on partial lease termination
We recognized $63 thousand of gain on partial lease termination for the three and nine months of 2024, which was related to the early termination of the office lease. There was no such gain recognized in the same periods of 2023.

Other income and expenses
Other expenses were $7 thousand for the third quarter of 2024, compared to other expenses of $7 thousand for the third quarter of 2023. Other expenses were $9 thousand for the nine months ended September 30, 2024, compared to other expenses of $28 thousand for the nine months ended September 30, 2023. Other expenses are mainly comprised of bank and collateral management fees.
Other income was $26 thousand for the third quarter of September 30, 2024, compared to no other incomes for the third quarter of 2023. Other income for the nine months ended September 30, 2024 of $30 thousand compared to other income of $16 thousand for the nine months ended September 30, 2023. Other income related to receipts of unclaimed property from vendor for previous payments.

Provision for income taxes
Due to the operating losses incurred during the three and nine months ended September 30, 2024 and 2023, and after application of the annual limitation set forth under Section 382 of the Internal Revenue Code of 1986, as amended, it was not necessary to record a provision for U.S. federal income tax or various state income taxes as income tax benefits are fully offset by a valuation allowance recorded.
Net loss
For the three months ended September 30, 2024, our net loss of $0.3 million decreased 67% from $0.9 million net loss for the three months ended September 30, 2023. The decrease is primarily due to a decrease in operating expenses and increase in gross profit in the third quarter of 2024 from the third quarter of 2023.
For the nine months ended September 30, 2024, our net loss of $1.3 million decreased 63% from $3.4 million net loss for the nine months ended September 30, 2023. The decrease is primarily due to a decrease in operating expenses and increase in gross profit in the first nine months of 2024 from the first nine months of 2023.

Financial condition
At September 30, 2024, we had $0.8 million in cash and no outstanding debt. We have historically incurred substantial losses, and as of September 30, 2024, we had an accumulated deficit of $154.6 million. Additionally, our sales have been concentrated among a few major customers and for the nine months ended September 30, 2024, three customers accounted for approximately 39% of net sales.
We remain committed to building upon the transformation activities started during 2019 that sought to stabilize and regrow our business. These efforts include the following key developments:
•We reinvested in our MMM sales channel and are pursuing existing and new sales opportunities, though the sales cycles for what are frequently made-to-order products are longer than commercial offerings.
•The Company has aggressively re-evaluated operating expenses, and reduced its workforce significantly throughout 2023 and into 2024 to manage fixed costs.
•We continued to seek additional external funding alternatives and sources to support our growth strategies, plans and initiatives.

We continue to closely monitored our cost control efforts to streamline our operations by closely managing all spending done throughout the Company, while carefully investing in new products and strategies that sought to reenergize sales.
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
Liquidity and capital resources
Cash
At September 30, 2024, our cash balance was approximately $0.8 million, compared to approximately $2.0 million at December 31, 2023.
The following summarizes cash flows from operating, investing, and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows included in Part I, Item 1, “Financial Statements,” of this Quarterly Report (in thousands):

	Nine months ended September 30,
	2024	2023
Net cash used in operating activities	$(1,043)	$(2,370)

Net cash used in investing activities	$(19)	$(27)

Net cash provided by (used in) financing activities	$(149)	$4,036
Net cash used in operating activities

Net cash used in operating activities was $1.0 million for the nine months ended September 30, 2024. The net loss for the nine months ended September 30, 2024 was $1.3 million and was adjusted for non-cash items, including depreciation and amortization, stock-based compensation, provisions for inventory, warranty, and accounts receivable reserves and working capital changes. During the nine months ended September 30, 2024, we generated cash inflow by reduction of accounts receivable in the amount of $1.1 million through collection, and better inventory management in reduction of inventory amounting $0.4 million and $0.2 million from accounts payable. We paid off approximately $1.2 million in accounts payable to related party.
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
Net cash used in investing activities
For the nine months ended September 30, 2023 and 2023, net cash used in investing activities was $19 thousand and $27 thousand, respectively, which is primarily from the purchase of tooling.
Net cash provided by (used in) financing activities
Net cash provided by financing activities during the nine months ended September 30, 2024 was $0.1 million, primarily related to $0.9 million of net proceeds from the issuance of common stock, offset by $1.0 million related to net payments on the 2022 Streeterville Note.
Net cash provided by financing activities during the nine months ended September 30, 2023 was $4.0 million, primarily related to $6.1 million of net proceeds from the issuance of common stock, offset by net payments on the Credit Facilities of $1.4 million and the 2022 Streeterville Note of $625 thousand.
Contractual and other obligations
As of September 30, 2024, we had approximately $0.2 million in outstanding purchase commitments for inventory, which is expected to ship in the fourth quarter of 2024 and $28 thousand of which is expected to ship in the fourth quarter of 2024. We have 30% of the outstanding purchase commitments with a related party.
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
Pursuant to Rule 13a-15(b) under the Exchange Act, our management must evaluate, with the participation of our Chief Executive Officer, the effectiveness of our disclosure controls and procedures, as of September 30, 2024, the end of the period covered by this Quarterly Report. Management, with the participation of our Chief Executive Officer, did evaluate the effectiveness of our disclosure controls and procedures as of the end of period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective at a reasonable level as of September 30, 2024.
Changes in internal control over financial reporting
During the quarterly period covered by this Quarterly Report, there have not been any changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2024, we were not involved in any material legal proceedings.
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
*101
The following financial information from our Quarterly Report for the quarter ended September 30, 2024, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2024 and December 31, 2023, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2024 and 2023, (v) Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2024 and 2023, and (vi) the Notes to Condensed Consolidated Financial Statements.

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

ENERGY FOCUS, INC.

Date:	November 12, 2024	By:	/s/ Chiao Chieh Jay Huang
Chiao Chieh Jay Huang
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)