Form 10-K
period 2024-12-31
ENERGY FOCUS, INC/DE
filed 2025-03-25
CIK 924168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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

The aggregate market value of the Company’s common stock held by non-affiliates of the Company was approximately $4.4 million as of June 30, 2024, the last day of the Company’s most recently completed second fiscal quarter, when the last reported sales price was $1.39 per share.
Number of the registrant’s shares of common stock outstanding as of March 25, 2025: 5,260,741.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission relative to the registrant’s 2024 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

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
Energy Focus®, Intellitube®, and RedCap®, and EnFocus™ are our registered trademarks. We may also refer to trademarks of other corporations and organizations in this document.

ITEM 1. BUSINESS
Overview
Energy Focus specializes in designing, developing, manufacturing, and selling energy-efficient lighting systems and controls. We provide high-quality LED lighting solutions for both commercial and military maritime markets (MMM), helping our customers improve energy efficiency, productivity, and wellness through advanced LED retrofit products.

Our core products include energy-efficient tubular LED (TLED) lighting that replaces fluorescent and high-intensity discharge (HID) lamps in institutional and commercial buildings. We also offer innovative solutions like our patented RedCap® TLED with an integrated emergency backup battery.

The LED lighting market has faced intense competition and price erosion in recent years. To stay competitive, we’ve reduced costs, streamlined our supply chain, and focused on product innovation. We’ve also restructured our sales strategies, focusing more on direct sales, strategic partnerships, and customer feedback to drive product development.

Despite industry challenges, we continue to innovate, offering differentiated, high-value products that meet the most demanding market needs. In 2024, we enhanced the RedCap® product line, further improving user experience and functionality.

It is our belief that the continued dramatic rightsizing efforts undertaken in 2023 and 2024, along with reorganization of the sales team and ongoing development of innovative, high-value products and an expanded distribution network, will over time result in improved sales and bottom-line performance for the Company.

In 2024, we recommitted to building upon the transformation activities that sought to stabilize and regrow our business. These efforts include the following key developments that occurred during 2024:
•On June 12, 2024, the Board approved the departure of Jason Tien-Chia Tsai and appointed Wen Cheng Chen as a new member. All current Board members other than our CEO Mr. Huang remain independent directors under the corporate governance standards of Nasdaq.

•On January 18, 2024, the Company and Streeterville Capital, LLC (“Streeterville”) entered into a payoff letter and exchange agreement (the “Agreement”) to pay off a note entered into by and between the Company and Streeterville in 2022 (the “2022 Streeterville Note”) early. The Agreement provided that the Company made payments to reduce the outstanding obligations under the 2022 Streeterville Note of $1.0 million in cash by January 19, 2024 and exchange 94,440 shares of common stock by January 23, 2024 for the remaining $142 thousand. In January 2024, the Company paid off the 2022 Streeterville Note in full. At termination, the Company recognized $187 thousand of other income which was included in other income in the Condensed Consolidated Statements of Operations.

•On March 28, 2024, Energy Focus, Inc. entered into certain securities purchase agreements with certain accredited investors, pursuant to which the Company agreed to issue and sell in a private placement an aggregate of 283,019 shares of the Company’s common stock, par value $0.0001 per share, for a purchase price per share of $1.59 (the “First Private Placement”). Aggregate gross proceeds to the Company with respect to the First Private Placement were approximately $450 thousand, excluding the offering expenses paid by the Company. The First Private Placement was closed on March 28, 2024.

•On June 21, 2024, Energy Focus, Inc. entered into certain securities purchase agreements with certain accredited investors, pursuant to which the Company agreed to issue and sell in a private placement an aggregate of 534,591 shares of the Company’s common stock, par value $0.0001 per share, for a purchase price per share of $1.59 (the “Second Private Placement”). Aggregate gross proceeds to the Company with respect to the Second Private Placement were approximately $850 thousand, excluding the offering expenses paid by the Company. The Second Private Placement was closed on June 21, 2024.

•In 2024, we carefully researched and analyzed our historical sales data and the current market landscape, focusing on our pricing position and overall sales strategy. We acknowledged the increasing competition in the MMM sales space, both in terms of pricing pressure and the growing number of competitors.

•The Company has aggressively re-evaluated operating expenses throughout the year to manage fixed costs.

During 2024, we have thoroughly reviewed and adjusted our commercial pricing position as well as our strategic relationships and partnerships within the commercial LED market space.

In 2025, we plan to pursue expansion into new markets and industries to diversify our portfolio and drive growth:
•ESS (Energy Storage Systems) Business Opportunity: We intend to explore energy storage solutions that could complement our existing product lines and support sustainability efforts.
•AI Data Center UPS Development: We aim to enter the AI data center market through development of advanced Uninterruptible Power Supply (UPS) systems tailored to meet the high-demand energy needs of AI-driven data centers.
•Global Market Expansion: We are evaluating potential opportunities in the Taiwan and Japan markets, where we may leverage our expertise to respond to demand in these regions.

To pursue long-term growth and profitability, we expect to focus on:
•Expanding product offerings in energy storage and AI data center power solutions.
•Strengthening our global presence, particularly in Taiwan and Japan.
•Continuing to innovate in LED lighting and controls.
•Maintaining financial discipline through cost control and operational efficiency.

We believe these strategies, if successfully implemented, may create new revenue streams, potentially strengthen our market position, and could lead to improved financial performance in the coming years, although actual results may differ materially from our expectations.

Our Corporate Structure and History
Fiberstars, Inc. was founded in 1985 in California and reincorporated in Delaware in November 2006. In May 2007, Fiberstars, Inc. merged with Energy Focus, Inc. (the “Company”), a Delaware corporation, with the Company emerging as the surviving entity. In 2023, we established an international branch, which we may refer to as our “Taiwan branch” or “Taipei office,” in Taipei, Taiwan, to enhance our Asia and worldwide business sales force.

Our Industry
We specialize in creating innovative, energy-saving solutions that combine advanced LED lighting, controls, and cutting-edge technology to help our customers operate their facilities more efficiently while promoting productivity and well-being. Our focus is on leading the market in human-centric lighting and high-tech energy solutions by offering top-quality, energy-efficient LED products, including "flicker-free" long-life lamps, retrofit kits, and advanced power technologies. In addition to LED lighting, we’ve expanded into energy-saving high-technology GaN (Gallium Nitride) power supplies, Energy Storage Systems (ESS), and Uninterruptible Power Supply (UPS) products tailored for AI data centers, positioning us at the forefront of sustainable technology for modern industries.
The demand for energy-efficient solutions like LEDs and advanced power systems is growing rapidly, driven by cost savings, environmental goals, and health benefits. Our new product lines, including GaN power supplies, ESS, and UPS systems, further enhance efficiency and reliability, meeting the rising energy demands of AI-driven data centers and other high-tech applications.
We’re also pioneers in flicker-free lighting—certified by Underwriters Laboratories at less than 1% flicker—reducing health issues like headaches and fatigue. Additionally, our smart lighting innovations, such as connected systems with sensors and circadian rhythm adjustments, are transforming how buildings operate, offering both energy savings and wellness benefits. While the market is competitive, we stand out by developing customer-focused, high-impact products and leveraging a strong sales network to meet evolving needs.
Our Products
We design and deliver a wide range of energy-efficient solutions for commercial, industrial, and military markets, including:
Commercial products to serve our targeted commercial markets:
•RedCap® emergency backup LED tubes; and
•LED retrofit kits for replacing fluorescent lamps, downlights, and low/high-bay fixtures; and
•Industrial LED dock lights.

MMM LED lighting products to serve the U.S. Navy and allied foreign navies:
•Intellitube® and the Invisitube™ retrofit LEDs for the U.S. Navy and allied forces; and
•Military-grade LED fixtures like globe lights, berth lights, and high-bay kits.
New products:
•Energy-saving GaN power supplies for efficient power delivery; and
•Energy Storage Systems (ESS) and Uninterruptible Power Supply (UPS) products designed for AI data centers
Our products outperform traditional lighting and power solutions, offering financial savings, reduced carbon emissions, and improved occupant health.
The key features of our products are as follows:
•High-efficiency designs with proprietary technology;
•Long-lasting performance, with most LEDs backed by a 10-year warranty;
•Ultra-low flicker for better health and equipment compatibility;
•Compliance with energy efficiency standards and rebate eligibility.

By expanding into GaN power supplies, ESS, and UPS systems, we’re addressing the growing needs of AI data centers and other tech-driven industries, reinforcing our commitment to innovation and sustainability. Our robust research and multi-channel sales strategy ensure we stay ahead in delivering reliable, high-quality solutions.
Sales and Marketing
Our company is dedicated to advancing innovative technologies and high-performance solutions across multiple sectors, including LED lighting, Energy Storage Systems (ESS), Gallium Nitride (GaN) Power Supplies, and AI Data Center Uninterruptible Power Supplies (UPS). We aim to strengthen our market presence in these areas while expanding our business reach in the Asia region.
•LED Lighting and Control Systems
We continue to focus on educating channel partners and end-users about the benefits and unique value propositions of our high-quality LED lighting technologies. Our primary customers include enterprise end-users, contractors, and ESCOs integrating our products into their projects. We also collaborate with lighting agencies that complement our direct sales efforts. Our in-house commercial sales team, along with external sales agencies, ensures broad market coverage, and we plan to extend this network across all U.S. regions.
Our sales strategy emphasizes our brand reputation and product education while simplifying procurement. We target industry verticals where our LED lighting offers significant economic, health, and safety benefits. Our products serve both commercial markets—valuing quality, efficiency, and ROI—and military markets (MMM), which require high durability and reliability.
Since launching our military-grade Intellitube® in 2011 for U.S. Navy ships, military sales have formed a substantial portion of our revenue. We continuously enhance our MMM product designs to reduce costs while maintaining performance standards. Although military sales are affected by fluctuating government funding, our strong presence in this market positions us for future growth. Simultaneously, we are committed to expanding our commercial market share, which holds vast potential.

Our commercial LED lighting products, introduced in 2010, have gained traction in sectors like healthcare, education, and industrial facilities. Notably, we have been the primary LED supplier for a major northeast Ohio hospital system since 2015, enabling us to expand into additional healthcare networks. We also supply low-flicker LED lighting to schools, colleges, and universities, promoting energy efficiency and healthier learning environments. Furthermore, our high bay and low bay lighting solutions cater to large-scale facilities such as warehouses and retail stores, offering energy and maintenance cost savings.

•Energy Storage Systems (ESS)

We are expanding into the ESS market, offering reliable energy storage solutions for both commercial and industrial applications. Our ESS products support grid stability, renewable energy integration, and backup power needs. By leveraging our expertise in power electronics, we aim to provide efficient and scalable ESS solutions that cater to diverse energy demands.

•GaN Power Supplies

Our GaN Power Supplies represent the next generation of power conversion technology, delivering higher efficiency and power density compared to traditional silicon-based systems. These power supplies are ideal for applications requiring compact, lightweight, and high-performance solutions, including consumer electronics, industrial equipment, and renewable energy systems.

•AI Data Center UPS Solutions

We are introducing AI-driven UPS systems tailored for data centers, ensuring uninterrupted power supply and optimized energy management. Our AI UPS solutions utilize advanced algorithms to enhance system reliability, predict potential failures, and improve overall energy efficiency, supporting the growing demands of data centers worldwide.

Recognizing the immense market potential in Asia, we are prioritizing business expansion in this region. Our strategy includes establishing local partnerships, enhancing distribution networks, and customizing product offerings to meet regional needs. By strengthening our presence in Asia, we aim to tap into new growth opportunities and diversify our global revenue streams.
We employ a multi-channel sales approach, combining direct sales, external agencies, and selective e-commerce channels to reach a broad customer base. While our focus remains on core commercial and military markets, we continuously evaluate additional sales avenues to maximize market penetration. Our commitment to technological innovation and cost-effective engineering solutions allows us to enhance product features while reducing ownership costs. This strategic advantage supports our goal of expanding distribution channels and solidifying our competitive position.
With our diversified product portfolio and focused expansion strategies, we are well-positioned to drive sustainable growth across LED lighting, ESS, GaN Power Supplies, and AI Data Center UPS markets. Our increased emphasis on the Asia region further strengthens our global market presence, setting the stage for long-term success.

Concentration of Sales
In 2024, two customers accounted for 33% of net sales, with sales to our primary distributor for the U.S. Navy accounting for approximately 16% and a shipbuilder for the U.S. Navy accounting for approximately 17%.
In 2023, two customers accounted for 48% of net sales, with sales to our primary distributor for the U.S. Navy accounting for approximately 35% of net sales, and sales to a shipbuilder for the U.S. Navy accounting for approximately 13% of net sales.
Competition
Our LED lighting products compete against a variety of lighting products, including conventional light sources such as compact fluorescent lamps and HID lamps, as well as other TLEDs and integrated LED luminaire products. Our ability to compete depends substantially upon the superior performance, incremental benefits and lower total cost of ownership of our products. Principal competitors in our markets include large lamp manufacturers and lighting fixture companies based in the United States, as well as TLED and LED replacement fixture manufacturers mostly based in Asia, whose financial resources may substantially exceed ours and whose cost structure as a percentage of sales may be well below ours. These competitors may introduce new or improved products that may reduce or eliminate some of the competitive advantage of our products and may have substantially lower pricing. We anticipate that the competition for our products will also come from new technologies that offer increased energy efficiency, lower initial costs, lower maintenance costs, or advanced features. We compete with LED systems produced by large lighting companies such as Signify Lighting, Osram Sylvania and GE Lighting, as well as smaller manufacturers or distributors such as LED Smart, Energy Source Group, Orion Energy Systems, and Keystone Technologies. Some of these competitors offer products with performance characteristics similar to those of our products.

Manufacturing and Suppliers
We manufacture our lighting products and systems through a combination of in-house production at our Solon, Ohio facility and outsourced finished goods produced to our specifications. Our in-house operations focus on final assembly, testing, and quality control. We collaborate with several vendors to design custom components that meet our specific needs. Our quality assurance program includes rigorous testing at key stages of assembly and for all finished products, whether produced internally or sourced externally. Additionally, we are ISO 9001:2015 certified.
Manufacturing costs are managed through a balance of internal production and outsourcing to trusted suppliers worldwide, primarily in the United States, Malaysia, Taiwan, and previously China. In certain cases, we rely on single-source suppliers for specific components or finished goods. We continuously optimize our global supply chain to meet client expectations in quality and volume while controlling costs and achieving target gross margins. Our approach includes evaluating opportunities for additional outsourcing or increased insourcing when it enhances cost efficiency, quality, or performance.
Our suppliers are primarily based in Asia. We continue to reduce transportation costs while actively managing shorter lead times for component procurement.
One offshore supplier (a related party, See Note 12 “Related Party Transactions”) accounted for approximately 36% of our total expenditures for the twelve months ended December 31, 2024. At December 31, 2024, two offshore suppliers accounted for approximately 36% and 54% (a related party, See Note 12, “Related Party Transactions” of this Annual Report on Form 10-K, for additional information) of our trade accounts payable balance, respectively.
No offshore supplier accounted for more than 10% of our total expenditures for the twelve months ended December 31, 2023. At December 31, 2023, two offshore suppliers accounted for approximately 16% and 57% (a related party, See Note 12, “Related Party Transactions” of this Annual Report on Form 10-K, for additional information) of our trade accounts payable balance, respectively.
Product Development
Product development remains a central focus and a key differentiator in delivering industry-leading LED lighting solutions, GaN Power Supplies, and MMM lighting solutions. Gross product development expenses for the years ended December 31, 2024 and 2023 were $0.5 million and $0.6 million, respectively. We believe that our customer-focused approach to product development ensures that our R&D investments yield impactful and innovative products, driving faster market adoption and strengthening our competitive advantage.
Intellectual Property
We actively protect our intellectual property through patents, license agreements, trademark registrations, confidential disclosure agreements, and trade secrets, as appropriate. Certain patents are integral to our current product lines. We have multiple pending U.S. and international patent applications filed under the Patent Cooperation Treaty with the World Intellectual Property Organization. Our portfolio includes over 50 issued patents, expiring at various times through May 2040. Patent protection typically lasts 20 years from the earliest effective filing date. However, there is no guarantee that existing patents are invulnerable or that pending applications will be granted. Competitors may develop similar products or access proprietary information despite these protections. The laws of some foreign countries in which we manufacture, sell or may sell our products do not protect proprietary rights to products to the same extent as the laws of the United States. Please refer to Note 8, “Commitments and Contingencies,” of this Annual Report on Form 10-K, for additional information.
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
Human Capital
As of December 31, 2024, we had 9 full-time employees and 4 part-time employees, with 9 based in the United States and 4 in Taiwan. We had two temporary contractors as of December 31, 2024. None of our employees or contractors are subject to collective bargaining agreements and we consider our relationship with our employees to be good. We encourage and support the growth and development of our employees. Continual learning and career development is advanced through ongoing performance and development conversations with employees and reimbursement is available to employees from time to time for seminars, conferences, formal education, and other training events employees attend in connection with their job duties.
Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our current and future employees. The principal purposes of our annual bonus plan and equity incentive plan are to attract, retain and motivate employees through the granting of long-term incentive compensation awards.
Business Segments
We currently operate in a single business segment that includes the marketing and sale of commercial and MMM lighting products and controls. Please refer to Note 11, “Product and Geographic Information,” included in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K, for additional information.
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
For the year ended December 31, 2024, we reported a net loss of $1.6 million and are dependent upon the availability of financing in order to continue our business.
For the year ended December 31, 2024, financing activity to sustain ongoing losses included (1) proceeds from the issuance of common stock and warrants approximately $0.9 million and (2) payment on the 2022 Streeterville Note $1.0 million (Please see Note 7 of our financial statements for the year ended December 31, 2024 included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report.).

For the year ended December 31, 2023, financing activity to sustain ongoing losses included (1) selling an aggregate of approximately $6.1 million common stock through several private placement transactions and (2) converting approximately $1.7 million of outstanding promissory notes into common stock.

We may not generate sufficient cash flows from our operations or be able to borrow sufficient funds to sustain our operations. As such, we will likely need additional external financing during 2025 and will continue to review and pursue external funding sources including, but not limited to, the following:
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
Our independent registered public accounting firm’s opinion on our audited financial statements for the fiscal year ended December 31, 2024, included in this Annual Report, contains a modification relating to our ability to continue as a going concern.
Our independent registered public accounting firm’s opinion on our audited financial statements for the year ended December 31, 2024 includes a modification stating that our losses and negative cash flows from operations and uncertainty in generating sufficient cash to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern.
While we continue to pursue funding sources and transactions that could raise capital, there can be no assurances that we will be successful in these efforts or will be able to resolve our liquidity issues or eliminate our operating losses. If we are unable to generate enough cash or obtain sufficient additional funding, we would need to scale back or significantly adjust our business plan, further reduce our operating costs and headcount, or discontinue or curtail our operations. Accordingly, our business, prospects, financial condition and results of operations could be materially and adversely affected, and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited consolidated financial statements, and it is likely that investors will lose all or a part of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. (Please see Note 2 of our financial statements "Going Concern" for the year ended December 31, 2024 included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report.)
We have a history of operating losses and will incur losses in the future as we continue our efforts to grow sales and streamline our operations at a profitable level.
We have incurred substantial losses in the past and reported net losses from operations of $1.6 million and $4.3 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $154.9 million and cash of approximately $0.6 million, compared to an accumulated deficit of $153.3 million and cash of approximately $2.0 million as of December 31, 2023.
In order for us to operate our business profitably, we need to grow our sales, maintain cost control discipline while balancing development of our product pipeline and potential long-term revenue growth, continue our efforts to reduce product cost, and drive further operating efficiencies and develop and execute a strategic product pipeline for profitable and compelling MMM and LED lighting and control products. Management plans to expand into the Asian market in 2025. There is a risk that our strategy to return to profitability may not be as successful as we envision, or occur as quickly as we expect. We might require additional financing in the near-term and, if our operations do not achieve, or we experience an unanticipated delay in achieving, our intended level and pace of profitability, we will continue to need additional funding, none of which may be available on favorable terms or at all and could require us to sell certain assets or discontinue or curtail our operations.

While we are attempting to diversify our customer base, we have historically derived a significant portion of our revenue from a few customers, and the loss of one of these customers, or a reduction in their demand for our products, could adversely affect our business, financial condition, results of operations, and prospects.
Historically our customer base has been highly concentrated and a few customers have represented a substantial portion of our net sales. In 2024, two customers collectively accounted for 33% of net sales. Total sales to our primary distributor to the U.S. Navy, combined with sales to shipbuilders for the U.S. Navy represented 33% of net sales in 2024. In 2023, two customers collectively accounted for 48% of net sales. Total sales to our primary distributor to the U.S. Navy, combined with sales to shipbuilders for the U.S. Navy represented 70% of net sales in 2023.
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
Historically, we have experienced long sales-cycles, as well as slow ramp-up by new customers to purchase large amounts of LED products from us. Given the fiercely competitive lighting market in which we operate, we are constantly trying to balance pricing with the quality-premium our products command both in brand reputation and performance. As a result, adding new customers could generally be a slow process, and increasing new customers’ sales to more significant levels usually takes a long period of time. As we continue to develop more customer-centric new products such as GaN-based power supply circuitry, we hope to both add new customers more quickly and have our customers scale their purchasing levels more quickly. However, there is no guarantee of faster customer acceptance or performance of these new products or any other that has been or is being developed.
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
We may be vulnerable to unanticipated product development delays, price increases and payment term changes. Significant increases in the prices of sourced components and products, shipping costs and recent tariff policy changes could cause our product prices to increase, which may reduce demand for our products or make us more susceptible to competition. Furthermore, in the event that we are unable to pass along increases in operating costs to our customers, margins and profitability may be adversely affected. Accordingly, the loss of all or one of these suppliers could have a material adverse effect on our operations until such time as an alternative supplier could be found.
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
If customer demand does not materialize at the rate forecasted, we may not be able to scale back our manufacturing expenses or overhead costs to correspond to the demand. This could result in lower margins, write-downs of our inventory and adverse impacts to our business and results of operations. Additionally, if product demand decreases or we fail to forecast demand accurately, our results may be adversely impacted due to higher costs resulting from lower factory utilization, causing higher fixed costs per unit produced. In addition, our efforts to improve quoted delivery lead-time performance may result in corresponding reductions in order backlog. A decline in backlog levels could result in more variability and less predictability in our quarter-to-quarter net sales and operating results.
If we are not able to compete effectively against companies with lower cost structures or greater resources, or new competitors who enter our target markets, our sales will be adversely affected.
The lighting industry is highly competitive. In the high-performance lighting markets in which we sell our advanced lighting systems, our products compete with lighting products utilizing traditional lighting technology provided by many vendors. Our higher quality and value advanced lighting and control systems also face competition from lower quality, commodity lighting products when customers may be overly purchase-price sensitive. For sales of MMM products, we compete with a small number of qualified military lighting lamp and fixture suppliers. In certain commercial applications, we typically compete with LED systems produced by large lighting companies. Our primary competitors include Signify, Osram Sylvania, LED Smart, Energy Source Group, Orion Energy Systems, and Keystone Technologies. Some of these competitors offer products with performance characteristics similar to those of our products. Many of our competitors are larger, more established companies with greater resources to devote to research and development, manufacturing and marketing, as well as greater brand recognition. In addition, larger competitors who purchase greater unit volumes from component suppliers may be able to negotiate lower costs, thereby enabling them to offer lower pricing to end customers. Moreover, the relatively low barriers to entry into the lighting industry and the limited proprietary nature of many lighting products also permit new competitors to enter the industry easily and with lower costs.
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
Our business and operations are significantly dependent on Sander Electronics, which creates material conflicts of interest and business risks.

Our relationship with Sander Electronics, Inc., a significant shareholder and supplier controlled by our CEO Chiao Chieh (Jay) Huang, creates substantial business and governance risks. As of December 31, 2024 Sander Electronics represented 54% of our accounts payable, and we have ongoing purchasing agreements with them for TLED products and spare parts. This concentration of our supply chain with a related party creates risks regarding pricing, payment terms, and supply continuity. While we believe the terms of our transactions with Sander Electronics are commercially reasonable, the overlapping ownership and management between our companies may result in conflicts of interest that could adversely affect our business. Moreover, any deterioration in our relationship with Sander Electronics, or their inability to meet our supply requirements, could materially disrupt our operations. These risks are heightened because we have limited alternative suppliers readily available to replace Sander Electronics' production capacity. Additionally, our significant reliance on a related party supplier may draw increased regulatory scrutiny and impact our ability to demonstrate adequate internal controls over related party transactions. The materiality of this relationship could also affect our ability to obtain favorable terms from alternative suppliers.

Our Chief Executive Officer currently serves as our Principal Financial Officer, which may impact our internal controls and increase risks related to financial reporting.

Our Chief Executive Officer currently serves as our Principal Financial Officer and Principal Accounting Officer due to the vacancy in our Chief Financial Officer position. This dual role may result in:

•Reduced segregation of duties in our internal control framework
•Increased risk of errors or irregularities in financial reporting going undetected
•Limited independent review of financial decisions and reporting processes
•Potential delays in identifying and remediating control deficiencies
•Challenges in maintaining adequate checks and balances in financial operations
•Increased burden on our CEO, potentially affecting overall operational oversight

While we have implemented additional review procedures and controls to mitigate these risks, we cannot assure that these measures will be sufficient. The concentration of these roles could materially impact the effectiveness of our internal controls over financial reporting and disclosure controls and procedures. This could result in material misstatements in our financial statements, missed filing deadlines, or other compliance issues that could adversely affect our business, financial condition, and stock price.

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
Our common stock is “thinly-traded” and we have a relatively small public float, which increases volatility in the share price and makes it difficult for investors to buy or sell shares in the public market without materially affecting our share price. Throughout the fiscal year ended December 31, 2024, our market price has ranged from $1.28 to $1.35 and continues to experience significant volatility. Broad market and industry factors also may adversely affect the market price of our common stock, regardless of our actual operating performance. Factors that could cause wide fluctuations in our stock price may include, among other things:
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
We expect to require additional financing to fund future operations, including our research, development, sales and marketing activities. We are authorized to issue 50,000,000 shares of common stock of which 5,260,741 shares were issued and outstanding as of March 25, 2025, and 5,000,000 shares of preferred stock, of which 876,447 were issued and outstanding as of March 25, 2025. Our Board of Directors has the authority, without action or vote of our shareholders, to issue authorized but unissued shares of common and preferred stock subject to Nasdaq’s rules. Additionally, if we raise additional funds by issuing equity securities, the percentage ownership of our current shareholders will be reduced, and, if the equity securities issued are preferred shares, the holders of the new preferred shares may have rights superior to those of our existing shareholders, which could adversely affect rights of our existing shareholders and the market price of our common stock. In addition, in order to raise additional capital or acquire businesses in the future, we may need to issue securities that are convertible or exchangeable for shares of our common or preferred stock. If we raise additional funds by issuing debt securities, the holders of those debt securities would have some rights senior to those of our existing shareholders, and the terms of these debt securities could impose restrictions on operations and create a significant interest expense for us which could have a materially adverse effect on our business. Any such issuances could be made at a price that reflects a discount to the then-current trading price of our common stock. These issuances could be dilutive to our existing shareholders and cause the market price of our common stock to decline.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY

Governance

Our Board of Directors assigned specific oversight responsibility for cybersecurity to our Audit Committee, which also oversees our general risk management. The Audit Committee reviews and discusses with management our policies, practices, and risks related to information security and cybersecurity.
Our Chief Executive Officer has primary responsibility for assessing, monitoring, and managing cybersecurity risks. To strengthen our cybersecurity posture, we engage with external consultants for regular risk assessments, penetration testing, and vulnerability analyses, allowing for proactive identification and mitigation of potential threats. We also rigorously verify the cybersecurity practices of our third-party service providers, vendors, and partners, conducting due diligence before establishing relationships and ongoing monitoring to verify compliance with our cybersecurity standards.
Our Principal Financial Officer provides an update to the Audit Committee on any risks related to cybersecurity on a quarterly basis. Our incident response plan includes notifying the Audit Committee, and then the Board of Directors, of any material threats or incidents that arise.

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
ITEM 2. PROPERTIES
Our principal executive offices and our manufacturing facility are located in an approximately 29,692 square foot facility in Solon, Ohio, under a lease agreement expiring on June 30, 2027. We believe this facility is adequate to support our current operations.
ITEM 3. LEGAL PROCEEDINGS
From time to time, we may be involved in legal proceedings arising from the normal course of business. See Note 13, “Legal Matters,” to our financial statements for the year ended December 31, 2024 included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock trades on The Nasdaq Capital Market under the symbol “EFOI.”
Shareholders
There were approximately 80 holders of record of our common stock as of March 25, 2025, however, a large number of our stockholders hold their stock in “street name” in brokerage accounts. Therefore, they do not appear on the stockholder list maintained by our transfer agent.
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
In addition to continuously pursuing cost reductions, our strategy to combat these trends is to innovate both our technology and product offerings with differentiated products and solutions that offer greater, distinct value. Specific examples of these products we have developed include the RedCap®, our patented emergency backup battery integrated TLED, as well as our robust MMM product offering. The Company has enhanced the performance of our RedCap® product providing a more user- friendly experience. We continue to evaluate our sales strategy and believe our go-to-market strategy that focuses more on direct-sales marketing, selectively expanding our channel partner network to cover territories across the country, and listening to the voice of the customer will lead to better and more impactful product development efforts that we believe will eventually translate into larger addressable markets and greater sales growth for us.

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
We have taken steps to strengthen our financial structure through capital increases and cost reduction measures. As a result, we have fully eliminated all external high-interest debt, which we believe has improved our financial position. Our business expansion plans are supported by financial strategies that we expect will provide funding for our planned growth initiatives, although there can be no assurance that such funding will be adequate. During 2024, our MMM business faced ongoing challenges due to delays in government funding and the timing of U.S. Navy awards. Several anticipated projects encountered repeated postponements, further complicated by the long sales cycles typical in this sector. The timeline from bid submission to order placement often exceeds six months, and many MMM products are built-to-order, resulting in extended lead times before revenue recognition. To mitigate this volatility, we continue to actively pursue new opportunities with the U.S. Navy and other government sectors. We have undertaken efforts to reduce costs and improve production efficiencies in MMM product lines which we believe have contributed to our competitiveness, and may have helped us secure new contracts and expand our sales pipeline in the latter half of 2024.

We intend to focus on developing our commercial product offerings, including planned new product lines such as Energy Storage Systems (ESS), GaN Power Supplies, and UPS systems for data centers, while continuing to leverage the stability and opportunities within our MMM business. In 2024, we conducted a comprehensive review of our commercial pricing strategy and reassessed key partnerships within the energy related market. These strategic adjustments have improved our market position, offering a more competitive pricing structure and a stronger value proposition for our customers. We believe that these initiatives, if successfully implemented, and if our financial position continues to improve, may contribute to growth across both our MMM and commercial business sectors, although there can be no assurance that such growth will occur.

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
Despite continuing progress on cost reduction throughout 2023 and 2024, the Company’s results reflect the challenges due to long and unpredictable sales cycles, unexpected delays in MMM and commercial customer retrofit budgets and project starts, and supply chain issues. There has also been continuing aggressive price competition in the lighting industry. We continue to incur losses and we have a substantial accumulated deficit, which continues to raise substantial doubt about our ability to continue as a going concern at December 31, 2024.
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
Under the premise of a similar industrial environment and familiar relationships, our professional skills complement those of our supply chain partners. We believe this foundation of cooperation may enable us to pursue common goals of cost reduction, profit sharing, and exploring new business opportunities. This not only strengthens our cooperative relationship but also lays a solid foundation for our joint efforts towards a better future.
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

Results of operations
The following table sets forth the percentage of net sales represented by certain items reflected on our Consolidated Statements of Operations for the following periods:

	2024	2023
Net sales	100.0%	100.0%
Cost of sales	85.6	96.1
Gross profit (loss)	14.4	3.9

Operating expenses:
Product development	10.8	10.3
Selling, general, and administrative	41.5	63.1
Total operating expenses	52.3	73.4
Loss from operations	(37.9)	(69.5)

Other expenses:
Interest income	—	(1.0)
Interest expense	0.1	6.6
Gain on debt extinguishment	(3.8)	—
Gain on partial lease termination	(1.3)	—
Other income	(0.6)	(0.5)
Other expenses, net	0.2	0.4
Net loss before income taxes	(32.5)	(75.0)
Benefit from income taxes	0.1	0.1
Net loss	(32.6)%	(75.1)%
Net sales
A further breakdown of our net sales by product line is as follows (in thousands):

	2024	2023
Commercial products	$1,390	$1,593
MMM products	3,470	4,124
Total net sales	$4,860	$5,717
Our net sales of $4.9 million in 2024 decreased 15% compared to 2023, mainly driven by a decrease of 16% in MMM sales and a decrease of 13% in commercial sales. The decrease in net MMM product sales in 2024 as compared to 2023 was mainly due to a significant reduction in military demand toward the end of the year, driven by the impact of the U.S. election cycle. Net sales of our commercial products decreased in 2024 due to the effects of annual market cycles, high inflation, and our sales strategy, which reduced the proportion of commercial sales, along with market-adjusted pricing.
Gross profit (loss)
Gross profit was $0.7 million, or 14% of net sales, for 2024, compared with gross profit of $0.2 million, or 4% of net sales for 2023. The increase in gross margin was mainly driven by a 2% of net sales decrease in fixed costs such as subscription fee, expenses related to rent expense for production, a 16% of net sales decrease in variable costs such as material cost and freight in expense, and an 8% of net sales unfavorable change in inventory reserves.

The reduction in warehouse space following the new lease agreement in July 2024 required both significant disposal of highly reserved, excess and obsolete inventory and a focus on selling inventory on hand throughout 2024. As a result of our initiatives of inventory management enhancement, we sold some inventory below cost. This resulted in a net decrease of our gross inventory levels of $0.9 million and a net decrease of excess and obsolete inventory reserves of $2.2 million as compared to 2023.
Operating expenses
Product development
Product development expenses include salaries and related benefits, product testing and related costs, travel, supplies, as well as overhead items, such as depreciation and facilities costs. Product development costs are expensed as they are incurred.
Gross product development expenses were $0.5 million in 2024, a decrease of 11%, compared to $0.6 million in 2023. The $0.1 million decrease primarily resulted from lower payroll-related expenses due to a reduction in headcounts of $0.9 million. This was partially offset by a $0.4 million increase in travel expenses and a $0.4 million increase in product testing, R&D supplies, and dues. During 2024, the Company terminated several employees, and the result was a significant reduction in payroll-related expenses.
Selling, general, and administrative

Selling, general, and administrative expenses were $2.0 million, or 42% of net sales, in 2024, compared to $3.6 million, or 63% of net sales, in 2023. The year-over-year $1.6 million decrease is comprised of a combination of a $0.9 million decrease from a reduction in headcount for salaries, severance, and commissions, a $0.1 million decrease from a reduction of software costs, a $0.8 million decrease from consultant and professional fees, and remaining from a decrease of all other general expenses.
Other expenses (income)
Interest expenses (income)
We incurred $5 thousand in interest expenses compared to interest expenses of $380 thousand in 2023. Interest expenses primarily related to the interest on promissory notes in the principal amounts of $2 million (the “2022 Streeterville Note”) the Company sold and issued to Streeterville pursuant to separate note purchase agreements. The decrease is primarily related to early termination of the 2022 Streeterville Note.
Gain on debt extinguishment
We recognized $187 thousand of gain on debt extinguishment in 2024, which was related to the early termination of the 2022 Streeterville Note. There was no such gain recognized in 2023.

Gain on partial lease termination
We recognized $63 thousand of gain on partial lease termination in 2024, which was related to the early termination of the office lease. There was no such gain recognized in 2023.

Other income and expenses
We recognized other income of $27 thousand and $30 thousand each in 2024 and 2023, respectively. Other income in 2024 and 2023 primarily consisted of tax refunds and miscellaneous adjustments from accounts receivable.
We recognized other expenses of $10 thousand in 2024, compared to other expenses of $26 thousand in 2023. Other expenses in 2024 and 2023 primarily consisted of bank and collateral management fees.

Provision for income taxes
For each of the years ended December 31, 2024 and 2023, our effective tax rate was 0%. In 2024, our effective tax rate was lower than the statutory rate due to an increase in the valuation allowance as a result of the $3.4 million additional federal net operating loss we recognized for the year. In 2023, our effective tax rate was lower than the statutory rate due to an increase in the valuation allowance as a result of the $6.3 million additional federal net operating loss we recognized for the year.
Deferred income tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred income tax assets will not be realized. In considering the need for a valuation allowance, we assess all evidence, both positive and negative, available to determine whether all or some portion of the deferred tax assets will not be realized. Such evidence includes, but is not limited to, recent earnings history, projections of future income or loss, reversal patterns of existing taxable and deductible temporary differences, and tax planning strategies. We have recorded a full valuation allowance against our deferred tax assets at December 31, 2024 and 2023, respectively. We had no net deferred liabilities at December 31, 2024 or 2023. We will continue to evaluate the need for a valuation allowance on a quarterly basis.
Please refer to Note 11, “Income Taxes,” included in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report for further information.
Net loss
Net loss was $1.6 million for 2024. This compares with a net loss of $4.3 million for 2023, mainly driven by reduction of cost of goods sold, product development, selling, general, and administrative expenses as well as interest expenses.

Financial condition
At December 31, 2024, we had $0.6 million in cash and no outstanding debt. We have historically incurred substantial losses, and as of December 31, 2024, we had an accumulated deficit of $154.9 million. Additionally, our sales have been concentrated among a few major customers and for the twelve months ended December 31, 2024, two customers collectively accounted for approximately 33% of net sales.
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
•We aggressively re-evaluated operating expenses and reduced its workforce significantly throughout 2023 and into 2024 to manage fixed costs.
•We continued to seek additional external funding alternatives and sources to support our growth strategies, plans and initiatives.
We continue to closely monitor our cost control efforts to streamline our operations by closely managing all spending throughout the Company, while carefully investing in new products and strategies that sought to reenergize sales.
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

Liquidity and capital resources
Cash
At December 31, 2024, our cash balance was $0.6 million, compared to $2.0 million at December 31, 2023.
The following is a summary of cash flows from operating, investing, and financing activities, as reflected in the Consolidated Statements of Cash Flows (in thousands):

	2024	2023
Net cash used in operating activities	$(1,297)	$(2,439)

Net cash used in investing activities	$(19)	$(69)

Proceeds from the issuance of common stock and warrants	$851	$6,079
Costs related to reverse stock-split	—	(16)
Payments on the 2022 Streeterville Note	(1,000)	(625)
Net payments on credit line borrowings - Credit Facilities	—	(1,402)
Advanced capital contribution	—	450
Net cash (used in) provided by financing activities	$(149)	$4,486
Net cash used in operating activities
Net cash used in operating activities of $1.3 million in 2024 resulted primarily from the net loss incurred of $1.6 million, adjusted for non-cash items, including: depreciation and amortization of $42 thousand, stock-based compensation, net of $4 thousand, non-favorable provisions from inventory of $347 thousand, favorable provisions for accounts receivable reserves of $69 thousand, and favorable provisions for warranties of $32 thousand. We used $128 thousand through a decrease of other accrued liabilities. We generated $1.0 million in cash through collection of accounts receivable, $0.8 million from a reduction of inventory, and $0.3 million from an increase in accounts payable due to the timing of inventory receipts and payments. We paid off approximately $1.2 million in accounts payable to a related party.
Net cash used in operating activities of $2.4 million in 2023 resulted primarily from the net loss incurred of $4.3 million, adjusted for non-cash items, including: depreciation and amortization of $258 thousand, stock-based compensation, net of $44 thousand, non-favorable provisions from inventory of $25 thousand and from accounts receivable of $6 thousand, and favorable provisions from warranty of $33 thousand and gain from paid-off of Credit Facilities of $40 thousand. We used $1.1 million through the timing of collection of accounts receivable, $200 thousand for prepayments to vendors, and $47 thousand through a decrease of other accrued liabilities. We generated $580 thousand in cash for an increase in accounts payable due to the timing of inventory receipts and payments, $521 thousand from the change in prepaid and other current assets, and $1.0 million in inventory as we sold off a substantial portion of the stock on hand.
Cash used in investing activities
Net cash used in investing activities was $19 thousand in 2024, primarily from the acquisition of property and equipment.
Net cash used in investing activities was $69 thousand in 2023, primarily from the acquisition of property and equipment.
Cash provided by financing activities
Net cash provided by financing activities for the year ended December 31, 2024 of $0.1 million, primarily resulted from $0.9 million of net proceeds from the issuance of common stock, offset by net payments of $1.0 million on the 2022 Streeterville Note.
Net cash provided by financing activities for the year ended December 31, 2023 of $4.5 million primarily resulted from the proceeds from the issuance of common stock and warrants of $6.1 million and advanced capital contribution of $0.5 million. The increases in cash were partially offset by payments on the 2022 Streeterville Note of $0.6 million and Credit Facilities of $1.4 million.

Off-balance sheet arrangements
We had no off-balance sheet arrangements during the years ended December 31, 2024 and 2023.
Contractual and other obligations
As of December 31, 2024, we have approximately $0.3 million in outstanding purchase commitments for inventory, of which the majority is expected to ship in the first quarter of 2025. We have 88% of the outstanding purchase commitments with a related party.
As of December 31, 2023, we had approximately $0.5 million in outstanding purchase commitments for inventory, of which the majority is expected to ship in the first quarter of 2024. We had 49% of the outstanding purchase commitments with a related party.
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
•revenue recognition,
•allowances for doubtful accounts, returns and discounts,
•product warranty reserve,
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
Solon, Ohio
Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Energy Focus, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes and Schedule II (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Continuation as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the consolidated financial statements, the Company has suffered recurring losses from operations and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in the notes. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Reserves for Excess, Obsolete and Slow-Moving Inventories

Description of the Matter

As described in Notes 2 and 4 to the consolidated financial statements, the Company assesses the valuation of inventories each reporting period based on the lower of cost or net realizable value. The Company establishes reserves for excess, obsolete and slow-moving inventories after evaluation of historical sales, current economic trends, forecasted sales, product lifecycles and current inventory levels. The assessment is both quantitative and qualitative. As of December 31, 2024, the Company had inventories of $3.3 million, net of reserves for excess, obsolete and slow-moving inventories.

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

Columbus, Ohio
March 25, 2025

ENERGY FOCUS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31,
(amounts in thousands except share data)

	2024	2023
ASSETS
Current assets:
Cash	$565	$2,030
Trade accounts receivable, less allowances of $15 and $20, respectively	804	1,570
Trade accounts receivable - related party	—	202
Inventories, net	3,263	4,439
Prepayments to vendors	356	792
Prepaid and other current assets	157	156
Total current assets	5,145	9,189
Property and equipment, net	90	112
Operating lease, right-of-use asset	377	899
Total assets	$5,612	$10,200
LIABILITIES
Current liabilities:
Accounts payable	$970	$1,624
Accounts payable - related party	909	2,146
Accrued liabilities	90	110
Accrued legal and professional fees	54	64
Accrued payroll and related benefits	148	199
Accrued sales commissions	15	62
Accrued warranty reserve	118	150
Operating lease liabilities	139	223
Promissory notes payable, net of discounts and loan origination fees	—	1,323
Advanced capital contribution	—	450
Total current liabilities	2,443	6,351
(continued on the following page)
 The accompanying notes are an integral part of these consolidated financial statements.

ENERGY FOCUS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31,
(amounts in thousands except share data)

	2024	2023
Operating lease liabilities, net of current portion	254	798
Total liabilities	2,697	7,149

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.0001 per share:
Authorized: 5,000,000 shares (3,300,000 shares designated as Series A Convertible Preferred Stock) at December 31, 2024 and December 31, 2023
Issued and outstanding: 876,447 shares at December 31, 2024 and December 31, 2023	—	—
Common stock, par value $0.0001 per share:
Authorized: 50,000,000 shares at December 31, 2024 and December 31, 2023
Issued and outstanding: 5,260,741 shares at December 31, 2024 and 4,348,690 shares at December 31, 2023	1	—
Additional paid-in capital	157,814	156,369
Accumulated other comprehensive loss	(3)	(3)
Accumulated deficit	(154,897)	(153,315)
Total stockholders' equity	2,915	3,051
Total liabilities and stockholders' equity	$5,612	$10,200
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY FOCUS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31,
(amounts in thousands except per share data)

	2024	2023
Net sales	$4,860	$5,717
Cost of sales	4,161	5,494
Gross profit	699	223

Operating expenses:
Product development	524	587
Selling, general, and administrative	2,017	3,607
Total operating expenses	2,541	4,194
Loss from operations	(1,842)	(3,971)

Other expenses (income):
Interest income	—	(57)
Interest expense	5	380
Gain on debt extinguishment	(187)	—
Gain on partial lease termination	(63)	—
Other income	(27)	(30)
Other expenses	10	26
Loss from operations before income taxes	(1,580)	(4,290)
Provision for income taxes	2	3
Net loss	$(1,582)	$(4,293)

Net loss per common stock basic and diluted:
Net loss	$(0.32)	$(1.32)

Weighted average shares of common stock outstanding:
Basic and diluted	4,947	3,241

 The accompanying notes are an integral part of these consolidated financial statements.

ENERGY FOCUS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31,
(amounts in thousands)

	2024	2023
Net loss	$(1,582)	$(4,293)

Other comprehensive loss:
Foreign currency translation adjustments	—	—
Comprehensive loss	$(1,582)	$(4,293)
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY FOCUS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023
((amounts in thousands except share data))

					Additional Paid-in Capital	Accumulated Other Comprehensive Loss
	Preferred Stock		Common Stock				Accumulated Deficit
	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2022	876	$—	1,407	$1	$148,545	$(3)	$(149,020)	$(477)
Issuance of common stock	—	—	2,477	1	6,078	—	—	6,079
Stock issued in exchange transactions	—	—	465	—	1,716	—	—	1,716
Par value adjustment due to reverse stock split	—	—	—	(2)	2	—	—	—
Reduction in equity due to costs from reverse stock split	—	—	—	—	(16)	—	—	(16)
Stock-based compensation	—	—	—	—	44	—	—	44
Impact of adoption of ASU 2016-13 - CECL	—	—	—	—	—	—	(2)	(2)
Net loss	—	—	—	—	—	—	(4,293)	(4,293)
Balance at December 31, 2023	876	$—	4,349	$—	$156,369	$(3)	$(153,315)	$3,051
Issuance of common stock	—	—	818	1	1,300	—	—	1,301
Conversion of advanced capital contribution to common stock	—	—	94	—	141	—	—	141
Stock-based compensation	—	—	—	—	4	—	—	4
Net loss	—	—	—	—	—	—	(1,582)	(1,582)
Balance at December 31, 2024	876	$—	5,261	$1	$157,814	$(3)	$(154,897)	$2,915

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY FOCUS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,
(amounts in thousands)

	2024	2023
Cash flows from operating activities:
Net loss	$(1,582)	$(4,293)
Adjustments to reconcile net loss to net cash used in operating activities:
Other income	—	(40)
Gain on partial lease termination	(63)	—
Gain on debt extinguishment	(187)	—
Depreciation	37	33
Stock-based compensation	4	44
Provision for credit losses and sales returns	(69)	6
Provision for slow-moving and obsolete inventories	347	25
Provision for warranties	(32)	(33)
Amortization of loan discounts and origination fees	5	225
Change in operating assets and liabilities:
Accounts receivable	1,037	(1,131)
Accounts receivable - related party	—	(202)
Inventories	829	1,012
Prepayments to vendors	83	(200)
Prepaid and other assets	3	521
Accounts payable	(301)	(580)
Accounts payable- related party	(1,237)	2,146
Accrued and other liabilities	(128)	(47)
Right of use assets and lease liabilities	(43)	75
Total adjustments	285	1,854
Net cash used in operating activities	(1,297)	(2,439)

Cash flows from investing activities:
Acquisitions of property and equipment	(19)	(69)
Net cash used in investing activities	(19)	(69)

Cash flows from financing activities:
Proceeds from the issuance of common stock and warrants	851	6,079
Costs related to reverse stock-split	—	(16)
Payments on the 2022 Streeterville Note	(1,000)	(625)
Net payments on credit line borrowings - Credit Facilities	—	(1,402)
Advanced capital contribution	—	450
Net cash (used in) provided by financing activities	(149)	4,486
(continued on the following page)

ENERGY FOCUS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31,
(amounts in thousands)

	2024	2023
Net (decrease) increase in cash	(1,465)	1,978
Cash, beginning of year	2,030	52
Cash, end of year	$565	$2,030

Supplemental information:
Cash paid in year for interest	$5	$380

Non-cash investing and financing activities:
Debt-to-equity exchange transactions	$591	$1,716
The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF OPERATIONS
Energy Focus, Inc. (the “Company”) engages primarily in the design, development, manufacturing, marketing and sale of energy-efficient lighting systems and controls. We develop, market and sell high quality light-emitting diode (“LED”) lighting and controls products in the commercial market and military maritime market (“MMM”). Our mission is to enable our customers to run their facilities with greater energy efficiency, productivity, and increased human health and wellness through advanced LED retrofit solutions. Our goal is to be the human wellness lighting and LED technology and market leader for the most demanding applications where performance, quality, value, environmental impact and health are considered paramount. We specialize in LED lighting retrofit by replacing fluorescent, high-intensity discharge lighting and other types of lamps in institutional buildings for primarily indoor lighting applications with our innovative, high-quality commercial and military-grade tubular LED (“TLED”) products, as well as other LED and lighting control products for commercial applications. We are also evaluating adjacent technologies including Gallium Nitride (“GaN”) based power supplies and additional market opportunities for energy solution products that support sustainability in our existing channels. Additionally, we have expanded product offerings into both Maritime lighting and Energy Storage Solutions ( “ESS”).

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
Going Concern and Nasdaq Continued Listing Requirements Compliance
Due to our financial performance as of December 31, 2024 and 2023, including net losses of $1.6 million and $4.3 million for the twelve months ended December 31, 2024 and 2023, respectively, and total cash used in operating activities of $1.3 million and $2.4 million for the twelve months ended December 31, 2024 and 2023, respectively, we determined that substantial doubt about our ability to continue as a going concern continues to exist at December 31, 2024. As a result of restructuring actions and initiatives, we have tailored our operating expenses to be more in line with our expected sales volumes; however, we continue to incur losses and have a substantial accumulated deficit.
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
Nasdaq Capital Market Compliance
As of the date of this Annual Report, the Company believes it has maintained compliance with the Minimum Stockholders’ Equity Rule, which requires listed companies to maintain stockholders’ equity of at least $2.5 million for continued listing on the Nasdaq Capital Market. To become compliant with the Bid Price Rule, which has a minimum bid price of at least $1.00 per share as one of its continued listing requirements, the Company effected a 1-for-7 reverse stock split to increase the per share trading price of the common stock, effective June 16, 2023 (See Note 9, “Stockholders’ Equity”).
However, there can be no assurance that the Company will be able to maintain compliance with the Minimum Stockholders’ Equity Rule, Bid Price Rule, or other Nasdaq listing requirements. If the Company fails to maintain compliance with Nasdaq’s continued listing standards in accordance with the Panel’s decision, the Company’s common stock will be subject to delisting from Nasdaq.
Use of estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts in our financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact us in the future, actual results may vary from the estimates. Estimates include, but are not limited to, the expected credit loss provision, inventory obsolescence and warranty claims, the determination of the useful lives of property and equipment, valuation of long-lived assets, allowance for deferred tax assets, sales returns and stock-based compensation. In addition, estimates and assumptions associated with the determination of the fair value of financial instruments and evaluation of long-lived assets for impairment require considerable judgment. Actual results could differ from those estimates and such differences could be material.
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
Accounts Receivable and Allowance for Credit Losses
Our trade accounts receivable consists of amounts billed to and currently due from customers. Substantially all our customers are concentrated in the United States. In the normal course of business, we extend unsecured credit to our customers related to the sale of our products. Credit is extended to customers based on an evaluation of the customer’s financial condition and the amounts due are stated at their estimated net realizable value. We maintain allowances for sales returns and credit losses to provide for the estimated number of account receivables that will not be collected. On January 1, 2023, the Company adopted ASC 326. The standard adds to U.S. GAAP an impairment model known as the CECL model, which is based on expected

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
losses rather than incurred losses. This standard only impacts the Company’s trade receivables. The Company decided to use the historical loss rate method of valuing its reserve for trade receivables. The reserve for credit losses is reviewed and assessed for adequacy on a quarterly basis. We take into consideration (1) any circumstances of which we are aware of a customer's inability to meet its financial obligations and (2) our judgments as to prevailing economic conditions in the industry and their impact on our customers. If circumstances change, and the financial condition of our customers is adversely affected and they are unable to meet their financial obligations, we may need to take additional allowances, which would result in an increase in our operating expenses. We do not generally require collateral from our customers.
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
Pursuant to ASC 606, Revenue Recognition, contract assets and contract liabilities as of the beginning and ending of the reporting periods must be disclosed. Below is the breakout of the Company’s contract assets for such periods (in thousands):

	December 31, 2024	December 31, 2023	January 1, 2023
Accounts Receivable	$819	$1,590	$471
Less: Reserve for Credit Losses	(15)	(20)	(26)
Net Accounts Receivable	$804	1,570	445
Activity related to our reserve for credit losses was as follows (in thousands):

Allowance for credit losses as of January 1, 2023	$(26)
Cumulative effect of the implementation of ASC 326	(2)
Reserve for credit losses as of December 31, 2023	(4)
Prior year reclassification of sales returns out of allowance for credit losses	12
Allowance for credit losses as of December 31, 2023	$(20)
Reduction of reserve for credit losses as of December 31, 2024	5
Allowance for credit losses as of December 31, 2024	$(15)
Geographic information
All our long-lived fixed assets are located in the United States. For the years ended December 31, 2024 and 2023, approximately 100% of sales were attributable to customers in the United States. The geographic location of our net sales is derived from the destination to which we ship the product.
Cash
Cash consists of investments in money market funds and deposits with banks. At December 31, 2024 and 2023, we had cash of $0.6 million and $2.0 million, respectively, on deposit with financial institutions located in the United States.
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

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
extent we believe it is more likely than not that the deferred tax assets will not be recovered, or is unknown, we establish a valuation allowance. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets. At December 31, 2024 and 2023, we recorded a full valuation allowance against our net deferred tax assets due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward. The valuation allowance is based upon our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable. In considering the need for a valuation allowance, we assess all evidence, both positive and negative, available to determine whether all or some portion of the deferred tax assets will not be realized. Such evidence includes, but is not limited to, recent earnings history, projections of future income or loss, reversal patterns of existing taxable and deductible temporary differences, and tax planning strategies. We continue to evaluate the need for a valuation allowance on a quarterly basis.
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

Table of Contents	ENERGY FOCUS, INC.
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

Product development
Product development expenses include salaries, contractor and consulting fees, supplies and materials, as well as costs related to other overhead items such as depreciation and facilities costs. Research and development costs are expensed as they are incurred. We recognized $0.5 million and $0.6 million research and development costs for the years ended December 31, 2024 and 2023, respectively.

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
The following table presents a reconciliation of basic and diluted loss per share computations (in thousands, except per share amounts):

	For the years ended December 31,
	2024	2023
Numerator:
Net loss	$(1,582)	$(4,293)

Denominator:
Basic and diluted weighted average common shares outstanding	4,947	3,241

As a result of the net loss we incurred for the years ended December 31, 2024 and 2023, convertible preferred stock representing approximately 25 thousand shares of common stock were excluded from the basic loss per share calculation because their inclusion would have been anti-dilutive.
Stock-based compensation
We recognize compensation expense based on the estimated grant date fair value under the authoritative guidance. Management applies the Black-Scholes option pricing model to value stock options issued to employees and directors and applies judgment in estimating key assumptions that are important elements of the model in expense recognition. These elements include the

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
expected life of the option, the expected stock-price volatility, and expected forfeiture rates. Compensation expense is generally amortized on a straight-line basis over the requisite service period, which is generally the vesting period.
See Note 9, “Stockholders’ Equity,” for additional information.
Advertising expenses
Advertising expenses are charged to operations in the period incurred. They consist of costs for the placement of our advertisements in various media and the costs of demos provided to potential distributors of our products. Advertising expenses were $6 thousand for each of the years ended December 31, 2024 and 2023, respectively.
Product warranties
We warrant our commercial and MMM LED products and controls for periods generally ranging from five to ten years. One product was sold in 2020 with a twenty-year warranty. Warranty settlement costs consist of actual amounts expensed for warranty, which are largely a result of the cost of replacement products or rework services provided to our customers. A liability for the estimated future costs under product warranties is maintained for products under warranty based on the actual claims incurred to date and the estimated nature, frequency, and costs of future claims. These estimates are inherently uncertain and changes to our historical or projected experience may cause material changes to our warranty reserves in the future. We continuously review the assumptions related to the adequacy of our warranty reserve, including product failure rates, and adjust to the existing warranty liability when there are changes to these estimates or the underlying replacement product costs, or the warranty period expires.

The following table summarizes warranty activity for the periods presented (in thousands):

	At December 31,
	2024	2023
Balance at the beginning of the year	$150	$183
Accruals for warranties issued	3	10
Adjustments to existing warranties	(35)	(43)
Accrued warranty reserve at the end of the year	$118	$150
Recently issued accounting standards
On December 14, 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. Under the new guidance, entities must consistently categorize and provide greater disaggregation of information in the rate reconciliation. They must also further disaggregate income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The guidance applies to all entities subject to income taxes and is effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company plans to

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
adopt this standard on January 1, 2025. We are currently evaluating the impact this ASU will have on our financial statements and disclosures.
In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. ASU 2023-06 modifies the disclosure or presentation requirements of a variety of Topics in the Codification. Certain of the amendments represent clarifications to or technical corrections of the current requirements. Because of the variety of Topics amended, a broad range of entities may be affected by one or more of those amendments. Many of the amendments allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the SEC’s requirements. Also, the amendments align the requirements in the Codification with the SEC’s regulations. For entities subject to the SEC’s existing disclosure requirements and for entities required to file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer, the effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. For all other entities, the amendments will be effective two years later. The amendments in this update should be applied prospectively. For all entities, if by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the related amendment will be removed from the Codification and will not become effective for any entity. The Company is currently evaluating the potential impact this standard will have on its consolidated financial statements and related disclosures.
Recently adopted accounting standards
On November 27, 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting-Improvements to Reportable Segment Disclosures, which requires public entities to provide disclosures of significant segment expenses and other segment items. The guidance requires public entities to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually and also applies to public entities with a single reportable segment. Entities are permitted to disclose more than one measure of a segment’s profit or loss if such measures are used by the chief operating decision-maker to allocate resources and assess performance, as long as at least one of those measures is determined in a way that is most consistent with the measurement principles used to measure the corresponding amounts in the consolidated financial statements. The guidance is applied retrospectively to all periods presented in financial statements, unless it is impracticable, and is effective for fiscal years beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. Early adoption is permitted. The Company adopted ASU 2023-07 in 2024. Refer to Note 11 for related disclosures.
Other accounting standards that have been issued by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption. We do not discuss recent standards that are not anticipated to have an impact on or are unrelated to our consolidated financial condition, results of operations, cash flows or disclosures.
Certain risks and concentrations
We have certain customers whose net sales individually represented 10% or more of our total net sales, or whose net trade accounts receivable balance individually represented 10% or more of our total net trade accounts receivable as follows:
•In 2024, two customers collectively accounted for 33% of net sales, with sales to our primary distributor for the U.S. Navy accounting for approximately 16% and sales to a shipbuilder for the U.S. Navy accounting for approximately 17%. In 2023, two customers collectively accounted for 48% of net sales, with sales to our primary distributor for the U.S. Navy accounting for approximately 35% and sales to a shipbuilder for the U.S. Navy accounting for approximately 13%.

•At December 31, 2024, three customers collectively accounted for 88% of our net trade accounts receivables. This including approximately 21% from distributor to the U.S. Navy, approximately 52% from shipbuilder to the U.S. Navy, and approximately 15% from commercial customer accounts. At December 31, 2023, one distributor to the U.S. Department of Defense accounted for 74% of our net trade accounts receivable, when combined with our net trade accounts receivable to shipbuilders for the U.S. Navy, total net accounts receivable related to U.S. Navy sales is 78% of total net accounts receivable.
We require substantial amounts of purchased materials from selected vendors. With specific materials, all of our purchases are from a single vendor. The availability and costs of materials may be subject to change due to, among other things, new laws or regulations, suppliers’ allocation to other purchasers, interruptions in production by suppliers, global health issues such as the

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
COVID-19 pandemic, and changes in exchange rates and worldwide price and demand levels. Our inability to obtain adequate supplies of materials for our products at favorable prices could have a material adverse effect on our business, financial position, or results of operations by decreasing our profit margins and by hindering our ability to deliver products to our customers on a timely basis. Additionally, certain vendors require advance deposits prior to the fulfillment of orders. Deposits paid on unfulfilled orders totaled $0.4 million and $0.8 million at December 31, 2024 and 2023, respectively.
We have certain vendors who individually represented 10% or more of our total expenditures, or whose net trade accounts payable balance individually represented 10% or more of our total net trade accounts payable, as follows:

•One offshore supplier accounted for approximately 36% of our total expenditures for the twelve months ended December 31, 2024. At December 31, 2024, two offshore suppliers collectively accounted for approximately 36% and 54% (a related party, See Note 12, “Related Party Transactions”) of our trade accounts payable balance, respectively.
•No offshore supplier accounted for more than 10% of our total expenditures for the twelve months ended December 31, 2023. At December 31, 2023, two offshore suppliers accounted for approximately 16% and 57% (a related party, See Note 12, “Related Party Transactions”) of our trade accounts payable balance, respectively.

NOTE 3. LEASES
The Company leases certain equipment, manufacturing, warehouse and office space under non-cancellable operating leases with expirations through 2027 under which it is responsible for related maintenance, taxes and insurance. As of March 25, 2022, the terms of our real estate operating lease have been modified beginning July 1, 2022 and extended through 2027. Additionally, Effective July 1, 2024, our warehouse and office lease was amended to reduce the rentable square feet from 62,335 square feet to 29,692 square feet and the rent expenses were decreased in proportion to the reduction in rentable square. The Company recorded this as a lease modification in accordance with ASC 842 Leases (“ASC 842”) and recorded a reduction to the right of use asset and lease liability of approximately $395 thousand using an incremental borrowing rate of approximately 13.64%. The Company recognized a gain on the lease modification of $63 thousand which was recorded as other income in the Statement of Operations. The weighted average remaining lease term for the operating leases is 2.5 years.

Components of the operating lease costs recognized in net loss were as follows (in thousands):

	For the years ended December 31,
	2024	2023
Lease cost	$303	$461
Supplemental Consolidated Balance Sheet information related to the Company’s operating leases is as follows (in thousands):

	At December 31,
	2024	2023
Operating Leases
Operating lease right-of-use assets	$377	$899
Operating lease liabilities	393	1,021

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Future minimum lease payments required under operating and finance leases for each of the years 2025 through 2027 are as follows (in thousands):

Operating Leases
2025	182
2026	186
2027	94
Total future undiscounted lease payments	462
Less imputed interest	(69)
Total lease obligations	$393
Supplemental cash flow information related to leases was as follows (in thousands):

	Years ended December 31,
	2024	2023
Supplemental Cash Flow Information:
Cash paid, net, for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$343	$383

NOTE 4. INVENTORIES
Inventories consist of the following (in thousands):

	At December 31,
	2024	2023
Raw materials	$3,489	$2,189
Finished goods	2,585	4,803
Reduction due to permanent markdowns	(2,464)	—
Reserves for excess, obsolete, and slow-moving inventories	(347)	(2,553)
Inventories, net	$3,263	$4,439
The following is a roll-forward of the reserves for excess, obsolete, and slow-moving inventories (in thousands):

	At December 31,
	2024	2023
Beginning balance	$(2,553)	$(2,527)
Accrual	(347)	(404)
Reduction due to inventory sold	89	378
Reduction due to permanent markdowns	2,464	—
Reserves for excess, obsolete, and slow-moving inventories	$(347)	$(2,553)

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5. PROPERTY AND EQUIPMENT
Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets and consist of the following (in thousands):

	At December 31,
	2024	2023
Equipment (useful life 3 - 15 years)	$490	$1,061
Tooling (useful life 2 - 5 years)	171	190
Vehicles (useful life 5 years)	41	41
Leasehold improvements (the shorter of useful life or lease life)	124	141
Construction in progress	—	28
Property and equipment at cost	826	1,461
Less: accumulated depreciation	(736)	(1,349)
Property and equipment, net	$90	$112
Depreciation expense was $37 thousand and $33 thousand for the years ended December 31, 2024 and 2023, respectively. In 2024, the Company disposed of fully depreciated equipment and tooling. Therefore, no gain or loss was recorded during the year ended December 31, 2024.
NOTE 6. PREPAID AND OTHER CURRENT ASSETS
Prepaid and other current assets consisted of the following (in thousands):

	At December 31,
	2024	2023
Prepaid insurance	$36	$32
Prepaid expenses	77	81
Prepaid rent	44	41
Other	—	2
Total prepaid and other current assets	$157	156
NOTE 7. DEBT
Debt consisted of the following (in thousands):

	At December 31,
	2024	2023
Streeterville notes, net	—	1,323
Advanced capital contribution	—	450
Total	$—	$1,773
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
The Inventory Facility was paid in full on September 24, 2023, using the interest rate of 11.16% per annum, and the Company wrote off the difference of $40 thousand between the final invoice amount and the carrying value of the debt, which was recorded as interest income in 2023.

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
Promissory Notes-Related Parties
In 2022, we entered into short-term unsecured promissory notes (the “2022 Promissory Notes”) with Mei-Yun (Gina) Huang, Chiao Chieh (Jay) Huang, and Tingyu Lin. Ms. Gina Huang is a member of the Board of Directors and Mr. Jay Huang is our Chief Executive Officer (“CEO”). All the 2022 Promissory Notes were exchanged for common stock on January 17, 2023. See Note 9, “Stockholders’ Equity.”

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On January 18, 2024, the Company and Streeterville entered into a payoff letter (the “Letter”) and exchange agreement (“Exchange Agreement”) to pay off the 2022 Streeterville Note early. The Letter and Exchange Agreement provided that the Company made payments to reduce the outstanding obligations under the 2022 Streeterville Note of $1.0 million in cash by January 19, 2024 and exchange 94,440 shares of common stocks by January 23, 2024 for the remaining amount. On January 23, 2024, the 2022 Streeterville Note was terminated and the Company had no outstanding obligations to Streeterville, upon which the Company recognized a $187 thousand other income which is included in gain on debt extinguishment in the Condensed Consolidated Statements of Operations.
Advanced capital contribution
In October 2023, an unrelated party agreed to subscribe the Company’s common stock in the next round of private placement and transferred funds in the amount of $450 thousand. There was no restriction in use of the funds and the advanced capital contribution bore no interest. The advanced capital contribution was exchanged for common stock on March 28, 2024. See Note 9, “Stockholders’ Equity.”
NOTE 8. COMMITMENTS AND CONTINGENCIES

Purchase Commitments
As of December 31, 2024, we had approximately $0.3 million in outstanding purchase commitments for inventory, of which the majority is expected to ship in the first quarter of 2025. We have 88% of the outstanding purchase commitments with a related party.
Settlement of Return of Slow-Moving Inventory
On December 30, 2024, in connection with its strategy to reduce a certain quantity of low-turnover inventory, the Company entered into an agreement with the vendor, an unrelated party, to return the inventory purchased between 2021 and 2022 and transfer EnFocus™ registered trademarks (carry amount of $0). As a result, the Company will recognize a non-cash gain of approximately $5 thousand on the settlement of returning inventory, cancelling prepayments made with the vendor, and settlement of outstanding accounts payable with the vendor. Please see below for the related accounts as of December 31, 2024 and the gain that will be recognized on the return date, which is expected to be in the early second quarter of year 2025.

At December 31,
2024
Inventories, net	$338
Prepayments to vendors	307
Accounts payable	(650)
EnFocus™ trademark	—
Net	$(5)

NOTE 9. STOCKHOLDERS’ EQUITY
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

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The reverse stock split was effected solely to increase the per share trading price of the common stock to satisfy the Bid Price Rule for continued listing on Nasdaq. The common stock began trading on Nasdaq on a split-adjusted basis at the opening of trading on June 19, 2023.
Private Placements
The Company entered the securities purchase agreements with certain investors and issued 912,050 and 2,870,964 shares (including debt-to-equity exchange noted in Note 7, “Debt”) of common stock during the years ended December 31, 2024 and 2023, respectively.
June 2024 Private Placement
On June 21, 2024, the Company entered into a securities purchase agreement with Sander Electronics Inc., a shareholder of the Company controlled by Mr. Chiao Chieh (Jay) Huang, CEO of the Company, pursuant to which the Company agreed to issue and sell in a private placement an aggregate of 534,591 shares of the Company’s common stock, par value $0.0001 per share, for a purchase price per share of $1.59 (the “June 2024 Private Placement”). Consideration for the transaction included an exchange of $850 thousand.
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

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
As of December 31, 2024 and 2023, there were 876,447 Series A Preferred Stock issued and outstanding which can be convertible into 25 thousand shares of common stock at the option of the holder.
Warrants
During the years ended December 31, 2024 and 2023, no warrants were exercised.

As of December 31, 2024 and 2023, we had the following outstanding warrants:

	As of December 31, 2024	As of December 31, 2023
	Number of Underlying Shares		Exercise Price	Expiration
June 2022 Warrants	384,615	384,615	$9.10	December 16, 2026
December 2021 Warrants	182,630	182,630	$24.64	June 7, 2027
January 2020 Investor Warrants	26,819	26,819	$23.59	January 13, 2025
January 2020 Placement Agent Warrants	5,954	5,954	$34.96	January 13, 2025
	600,018	600,018
Stock-based Compensation
Stock-based compensation expense is attributable to stock options and restricted stock unit awards. For all stock-based awards, we recognize expense using a straight-line amortization method.

The following table summarizes stock-based compensation expense and the impact it had on operations for the periods presented (in thousands):

	For the year ended December 31,
	2024	2023
Cost of sales	$—	$2
Selling, general, and administrative	4	42
Total stock-based compensation	$4	$44
At December 31, 2024 and 2023, we had unearned stock compensation expense of $2 thousand and $64 thousand, respectively. These costs will be charged to expense and amortized on a straight-line basis in subsequent periods. The remaining weighted average period over which the unearned compensation is expected to be amortized was approximately 1.8 years as of December 31, 2024 and 2.8 years as of December 31, 2023.
Stock Options
For the years ended December 31, 2024 and 2023, the Company did not grant any stock options.
The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. Estimates utilized in the calculation include the expected life of the option, risk-free interest rate, and expected volatility, and are further comparatively detailed as follows:

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2024	2023
Fair value of options issued	$—	$2.49
Exercise price	$—	$3.04
Expected life of option (in years)	0	6.1
Risk-free interest rate	—%	3.5%
Expected volatility	—%	101.8%
Dividend yield	0.00%	0.00%
Options outstanding under all plans at December 31, 2024 have a contractual life of ten years, and vesting periods between one and four years. A summary of option activity under all plans was as follows:

	Number of Options	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2022	47,102	13.78
Granted	11,427	$3.04
Canceled/forfeited	(24,076)	18.55
Expired	(3,878)	17.03
Balance at December 31, 2023	30,575	$5.60
Expired	(9)	53.33
Balance at December 31, 2024	30,566	$5.58

Vested and expected to vest at December 31, 2024	28,376	$5.67

Exercisable at December 31, 2024	16,735	$6.20
The “Expected to Vest” options are the unvested options that remain after applying the pre-vesting forfeiture rate assumption to total unvested options. No options were exercised during 2024 and 2023. All outstanding equity awards were out of the money as of December 31, 2024.
The options outstanding at December 31, 2024 have been segregated into ranges for additional disclosure as follows:

OPTIONS OUTSTANDING						OPTIONS EXERCISABLE
Range of Exercise Prices			Number of Shares Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$3.04	—	$4.14	7,142	8.3	$3.04	2,976	8.3	$3.04
$4.15	—	$5.73	21,428	7.7	5.25	12,062	7.7	5.25
$5.74	—	$13.48	882	6.2	8.34	680	5.9	8.97
$13.49	—	$27.55	661	4.8	16.80	661	4.8	16.80
$27.56	—	$48.79	453	6.1	39.61	356	6.1	39.97
			30,566	7.7	$5.58	16,735	7.6	$6.20
Restricted Stock Units
In 2020, we began issuing restricted stock units to certain employees and non-employee Directors under the 2020 Plan with vesting periods ranging from one to four years. During the years ended December 31, 2024 and 2023, no restricted stock units were issued, and as of December 31, 2024 and 2023, there were no outstanding restricted stock units.

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10. INCOME TAXES
We file income tax returns in the U.S. federal jurisdiction, as well as in various state and local jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2021. Our practice is to recognize interest and penalties related to income tax matters in income tax expense when and if they become applicable. At December 31, 2024 and 2023, respectively, there were no accrued interest and penalties related to uncertain tax positions.
The following table shows the components of the provision for income taxes (in thousands):

	For the year ended December 31,
	2024	2023
Current:
State	$2	$3
Deferred:
U.S. Federal	—	—
Provision for income taxes	$2	$3
The principal items accounting for the difference between income taxes computed at the U.S. statutory rate and the (benefit from) provision for income taxes reflected in our Consolidated Statements of Operations are as follows:

	For the year ended December 31,
	2024	2023
U.S. statutory rate	21.0%	21.0%
State taxes (net of federal tax benefit)	4.5	4.5
Valuation allowance	18.4	(29.5)
Federal NOLs write off	(11.9)	(0.1)
Federal temporary	(12.1)	0.2
State NOLs write off	(19.4)	7.6
State temporary	(0.6)	(3.7)
	0.0%	0.0%
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are as follows (in thousands):

	At December 31,
	2024	2023
Accrued expenses and other reserves	$684	$1,195
Right-of-use-asset	(82)	(197)
Lease liabilities	86	224
Tax credits, deferred R&D, and other	579	470
Net operating loss	20,739	20,935
Valuation allowance	(22,006)	(22,627)
Net deferred tax assets	$—	$—
In 2024 and 2023, our effective tax rate was lower than the statutory rate due to an increase in the valuation allowance as a result of the $3.4 million and $6.3 million additional federal net operating loss we recognized for the year.
At December 31, 2024, we had federal and state net operating loss carry-forwards (“NOLs”) of approximately $141.1 million for federal income tax purposes ($39.1 million for state and local income tax purposes). However, due to changes in our capital structure, approximately $86.8 million of the $141.1 million is available after the application of IRC Section 382 limitations. As a result of the Tax Cuts and Job Act of 2017 (the “Tax Act”), NOLs generated in tax years beginning after December 31, 2017

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
can only offset 80% of taxable income. These NOLs can no longer be carried back, but they can be carried forward indefinitely. The $3.4 million and $6.3 million in federal net operating losses generated in 2024 and 2023 will be subject to the new limitations under the Tax Act. If not utilized, the NOLs generated prior to December 31, 2017 of $1.0 million will begin to expire in 2025 for federal purposes and have begun to expire for state and local purposes.
Since we believe it is more likely than not that the benefit from NOLs will not be realized, we have provided a full valuation allowance against our deferred tax assets at December 31, 2024 and 2023, respectively. We had no net deferred tax liabilities at December 31, 2024 and 2023.
NOTE 11. PRODUCT AND GEOGRAPHIC INFORMATION
We focus our efforts on the sale of LED lighting and controls products in the commercial market and MMM. Our products are sold primarily in the United States through a combination of direct sales employees, lighting agents, independent sales representatives and distributors. We currently operate in a single industry segment, developing and selling our LED lighting products and controls into the MMM and commercial markets.
Operating segments are defined as components of an entity about which discrete financial information is evaluated regularly by the Company’s chief operating decision maker (CODM) in deciding how to allocate resources and assess performance. The Company operates and manages its business as one business segment. The Company has a single management team that reports to the Chief Executive Officer, the Company's CODM, who comprehensively manages the entire Company. The accounting policies of the segment are the same as those described in the summary of significant accounting policies.
When evaluating the Company’s financial performance, the CODM is regularly provided with more detailed expense information than what is included in the Company’s statements of operations and comprehensive loss. The CODM uses net loss, as reported in the statements of operations and comprehensive loss, in evaluating the performance of the segment. Decisions regarding resource allocation are made primarily during the annual budget planning process and reallocated as needed throughout the year. The measure of segment assets is reported on the balance sheets as total assets.
The following table provides a breakdown of product net sales for the years indicated (in thousands):

	Year ended December 31,
	2024	2023
Commercial products	$1,390	$1,593
MMM products	3,470	4,124
Total net sales	$4,860	$5,717
A geographic summary of net sales is as follows (in thousands):

	For the year ended December 31,
	2024	2023
United States	$4,848	$5,690
International	12	27
Total net sales	$4,860	$5,717
At December 31, 2024 and 2023, approximately 100% of our long-lived assets, which consist of property and equipment, were located in the United States.
NOTE 12. RELATED PARTY TRANSACTIONS
Purchase Transactions
The Company has a purchase agreement for TLED products and spare parts with Sander Electronics, Inc., a shareholder of the Company. Purchases from Sander Electronics, Inc. for the year ended December 31, 2023 totaled $2.1 million, which remained unpaid as of December 31, 2023. The Company made new purchases for $0.6 million from Sander Electronics, Inc. during 2024. As of December 31, 2024 accounts payable to Sander Electronics, Inc. is $0.9 million.
Private Placements
Please refer to Note 9 for further details on Private Placements in 2024 and 2023.

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
Pursuant to Rule 13a-15(b) under the Exchange Act, our management must evaluate, with the participation of our Chief Executive Officer, the effectiveness of our disclosure controls and procedures, as of December 31, 2024, the end of the period covered by this report. Management, with the participation of our current Chief Executive Officer, did evaluate the effectiveness of our disclosure controls and procedures as of the end of period covered by this report. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2024.
Management’s report on internal controls over financial reporting
Management of Energy Focus, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2024 based upon criteria established in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”).
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
Based upon our evaluation under the COSO framework as of December 31, 2024, management concluded that its internal control over financial reporting was effective as of December 31, 2024.
Changes in internal control over financial reporting
For the fiscal year ended December 31, 2024, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The Company has an insider trading policy governing the purchase, sale and other dispositions of the Company’s securities that applies to all Company personnel, including directors, officers, employees, and other covered persons. The Company also follows procedures for the repurchase of its securities. The Company believes that its insider trading policy and repurchase procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the Company’s insider trading policy is filed as Exhibit 19.1 to this Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
In addition to as set forth in herein, the information required by Items 10, 11, 12, 13 and 14 will appear in the definitive Energy Focus, Inc. Proxy Statement for the Annual Meeting of Shareholders to be held on or about June 12, 2025, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated by reference in this Annual Report pursuant to General Instruction G(3) of Form 10-K (other than the portions thereof not deemed to be “filed” for the purpose of Section 18 of the Securities Exchange Act of 1934).
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
SCHEDULE II
ENERGY FOCUS, INC.
SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
(amounts in thousands)

Description	Beginning Balance	Charges to Revenue/ Expense	Deductions	Ending Balance
Year ended December 31, 2024
Allowance for credit losses	$20	(5)	—	$15
Inventory reserves	2,553	347	$2,553	347
Valuation allowance for deferred tax assets	22,627	—	621	22,006
Year ended December 31, 2023
Allowance for credit losses	$26	6	12	$20
Inventory reserves	2,527	404	378	2,553
Valuation allowance for deferred tax assets	20,764	2,209	346	22,627
 (3) Exhibits

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
EXHIBIT INDEX

Exhibit Number	Description of Documents
3.1	Certificate of Incorporation of Energy Focus, Inc. (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed May 1, 2006).
3.2	Certificate of Amendment to the Certificate of Incorporation of Energy Focus, Inc. filed with the Secretary of State of the State of Delaware on June 21, 2010 (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed on March 24, 2020).
3.3	Certificate of Amendment to the Certificate of Incorporation of Energy Focus, Inc. filed with the Secretary of State of the State of Delaware on October 9, 2012 (incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K filed on March 24, 2020).
3.4	Certificate of Amendment to the Certificate of Incorporation of Energy Focus, Inc. filed with the Secretary of State of the State of Delaware on October 28, 2013 (incorporated by reference to Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K filed on March 24, 2020).
3.5	Certificate of Amendment to the Certificate of Incorporation of Energy Focus, Inc. filed with the Secretary of State of the State of Delaware on July 16, 2014 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 16, 2014).
3.6	Certificate of Amendment to the Certificate of Incorporation of Energy Focus, Inc. filed with the Secretary of State of the State of Delaware on July 24, 2015 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 27, 2015).
3.7	Certificate of Amendment to the Certificate of Incorporation of Energy Focus, Inc. filed with the Secretary of State of the State of Delaware on January 15, 2020 (incorporated by reference to Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K filed on March 24, 2020).
3.8	Certificate of Designation of Series A Convertible Preferred Stock of Energy Focus, Inc. filed with the Secretary of State of the State of Delaware on March 29, 2019 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 1, 2019).
3.9	Amendment to the Certificate of Designation of Series A Convertible Preferred Stock of Energy Focus, Inc. filed with the Secretary of State of the State of Delaware on May 30, 2019 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 30, 2019).
3.10	Amendment to the Certificate of Designation of Series A Convertible Preferred Stock of Energy Focus, Inc. filed with the Secretary of State of the State of Delaware on January 15, 2020 (incorporated by reference to Exhibit 3.10 to the Registrant’s Annual Report on Form 10-K filed on March 24, 2020).
3.11	Certificate of Amendment of Certificate of Incorporation, dated June 11, 2020 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 11, 2020).
3.12	Certificate of Amendment of Certificate of Incorporation, dated June 15, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 22, 2023).
3.13	Bylaws of Energy Focus, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 18, 2020).
3.14	Certificate of Ownership and Merger, Merging Energy Focus, Inc., a Delaware corporation, into Fiberstars, Ind. a Delaware corporation, filed with the Secretary of State of the State of Delaware on May 4, 2007 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2007).
4.1	Description of Securities of Energy Focus, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed on March 24, 2020).
4.2	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on January 13, 2020).
4.3	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on January 13, 2020).
4.4	Form of Amendment to Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K filed on March 25, 2021).
4.5	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on December 15, 2021).
4.6	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on June 6, 2022).
10.2*	Energy Focus, Inc. Executive Bonus Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 19, 2019).
10.3	Form of Securities Purchase Agreement, dated as of January 9, 2020, between the Company and each purchaser named in the signature pages thereto (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on January 13, 2020).
10.4	Loan and Security Agreement, dated as of August 11, 2020, by and between the Company and Crossroads Financial Group, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2020).
10.5*	Energy Focus, Inc. 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 22, 2020).

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.6*	Energy Focus, Inc. 2020 Stock Incentive Plan - Form of Restricted Stock Unit Award Agreement for Employees (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 22, 2020).
10.7*	Energy Focus, Inc. 2020 Stock Incentive Plan - Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on September 22, 2020).
10.8*	Energy Focus, Inc. 2020 Stock Incentive Plan - Form of Nonqualified Stock Option Agreement for Employees (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on September 22, 2020).
10.9*	Energy Focus, Inc. 2020 Stock Incentive Plan - Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on September 22, 2020).
10.10	First Amendment to Loan and Security Agreement, dates as of April 20, 2021 by and between the Company and Crossroads Financial Group, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 21, 2021).
10.11##	Form of Securities Purchase Agreement, dated as of December 13, 2021, between the Company and each purchaser named in the signature pages thereto (incorporated by reference to Exhibit 10.1 in the Registrant’s Current Report on Form 8-K filed on December 15, 2021).
10.12	Registration Rights Agreement, dated as of December 13, 2021, between the Company and each purchaser named in the signature pages thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 15, 2021).
10.13	Note Purchase Agreement, dated as of April 21, 2022 by and between the Company and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 25, 2022).
10.14	Promissory Note, dated as of April 21, 2022 by and between the Company and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 25, 2022).
10.15	Securities Purchase Agreement, dated as of June 3, 2022 by and between the Company and Certain Investors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 6, 2022).
10.16	Registration Rights Agreement dated as of June 3, 2022 by and between the Company and Certain Investors (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 6, 2022).
10.17*	Amended and Restated Energy Focus, Inc. 2020 Stock Incentive Plan, dated as of June 22, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 24, 2022).
10.18*	Chief Executive Officer Offer Letter dated August 6, 2023 between Chiao Chieh (Jay) Huang and Energy Focus, Inc.
10.19	Promissory Note, dated as of September 16, 2022, by and between the Company and Mei-Yun Huang (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 22, 2022).
10.20	Promissory Note, dated as of October 27, 2022, by and between the Company and Chiao Chieh (Jay) Huang (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 10, 2022).
10.21	Promissory Note, dated as of November 4, 2022, by and between the Company and Chiao Chieh (Jay) Huang (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 10, 2022).
10.22	Promissory Note, dated as of November 9, 2022, by and between the Company and Mei-Yun Huang (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 10, 2022).
10.23	Promissory Note, dated as of December 6, 2022, by and between the Company and Chiao Chieh (Jay) Huang (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 9, 2022).
10.24	Promissory Note, dated as of December 21, 2022, by and between the Company and Chiao Chieh (Jay) Huang (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 23, 2022).
10.25	Promissory Note, dated as of December 30, 2022, by and between the Company and Tingyu Lin (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 6, 2023).
10.26	Securities Purchase Agreement, dated as of January 5, 2023, between the Company and Mei Yun Huang (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 11, 2023).
10.27	Securities Purchase Agreement, dated as of January 5, 2023, between the Company and Mei Yun Huang (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 11, 2023).
10.28	Form of Securities Purchase Agreement, dated as of January 17, 2023, between the Company and each purchaser named in the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 23, 2023).
10.29	Form of Registration Rights Agreement, dated as of January 17, 2023, between the Company and each purchaser named in the signature pages thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 23, 2023).
10.30	Form of Exchange Agreement, dated January 17, 2023, between the Company and Mei Yun (Gina) Huang (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on January 23, 2023).
10.31	Second Amendment to Loan and Security Agreement, dated January 18, 2023, between the Company and Crossroads Financial Group, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on January 23, 2023).
10.32	Amendment to Promissory Note, dated January 17, 2023, between the Company and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on January 23, 2023).
10.33	Securities Purchase Agreement, dated as of February 24, 2023, between the Company and Mei Yun (Gina) Huang (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 28, 2023).

Table of Contents	ENERGY FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.34	Securities purchase agreement, dated as of March 28, 2023 with Chiao Chieh (Jay) Huang (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed on May 11, 2023).
10.35	Securities purchase agreement, dated as of March 30, 2023 with Mei Yun (Gina) Huang (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q filed on May 11, 2023).
10.36	Exchange Agreement, dated as of March 31, 2023, between the Company and Streeterville Capital, LLC. (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q filed on May 11, 2023).
10.37	Form of Securities Purchase Agreement, dated as of September 29, 2023, between the Company and certain accredited investors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 5, 2023).
10.38	Payoff Letter and Exchange Agreement, dated as of January 18, 2024, between the Company and Streeterville Capital, LLC.
10.39	Securities purchase agreement, dated as of March 28, 2024 by and between the Company and Certain Investors.
10.40	Securities Purchase Agreement, dated as of June 21, 2024 by and between the Company and Certain Investors.
10.41	Second Amendment to Lease Agreement, dated as of January 31, 2024.
19.1	Insider Trading Policy of Energy Focus, Inc.
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed on March 23, 2023)
23.1	Consent of GBQ Partners, LLC, Independent Registered Public Accounting Firm (filed with this Report).
31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Compensation Recovery Policy of Energy Focus, Inc. (incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K filed on March 22, 2024)
101+**
The following financial information from Energy Focus, Inc. Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements.

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

ENERGY FOCUS, INC.

Date: March 25, 2025	By:	/s/ Chiao Chieh (Jay) Huang
Chiao Chieh (Jay) Huang
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated:

Date	Signature	Title

March 25, 2025	/s/ Chiao Chieh (Jay) Huang
	Chiao Chieh (Jay) Huang	Director, President, and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

March 25, 2025	/s/ Wen-Jeng Chang
	Wen-Jeng Chang	Director

March 25, 2025	/s/ Mei Yun (Gina) Huang
	Mei Yun (Gina) Huang	Director

March 25, 2025	/s/ Kin-Fu Chen
	Kin-Fu Chen	Chairman of the Board

March 25, 2025	/s/ Shou-Jang Lee
	Shou-Jang Lee	Director

March 25, 2025	/s/ Wen-Cheng Chen
	Wen-Cheng Chen	Director