Form 10-Q
period 2025-03-31
ENERGY FOCUS, INC/DE
filed 2025-05-13
CIK 924168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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

The number of outstanding shares of the registrant’s common stock, $0.0001 par value, as of May 13, 2025 was 5,364,368.

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

We believe that important factors that could cause our actual results to differ materially from forward-looking statements include, but are not limited to, the risks and uncertainties outlined under “Risk Factors” under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 and other matters described in this Quarterly Report and our other filings with the Securities and Exchange Commission generally. Some of these factors include:

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
•the impact of recently imposed or potential future global trade policies, including tariffs, could increase costs and disrupt our supply chain, adversely affecting our operations and profitability; and
•our ability to maintain effective internal controls and otherwise comply with our obligations as a public company.

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

ITEM 1. FINANCIAL STATEMENTS

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash	$488	$565
Trade accounts receivable, less allowances of $13 and $15, respectively	588	804
Inventories, net	3,233	3,263
Prepayments to vendors	542	356
Prepaid and other current assets	141	157
Total current assets	4,992	5,145

Property and equipment, net	91	90
Operating lease, right-of-use asset	345	377
Total assets	$5,428	$5,612

LIABILITIES
Current liabilities:
Accounts payable	$880	$970
Accounts payable - related party	957	909
Accrued liabilities	57	90
Accrued legal and professional fees	101	54
Accrued payroll and related benefits	132	148
Accrued sales commissions	12	15
Accrued warranty reserve	85	118
Operating lease liabilities	145	139
Total current liabilities	2,369	2,443

(continued on the next page)

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
	(Unaudited)

Operating lease liabilities, net of current portion	216	254
Total liabilities	2,585	2,697

STOCKHOLDERS' EQUITY
Preferred stock, par value $0.0001 per share:
Authorized: 5,000,000 shares (3,300,000 designated as Series A Convertible Preferred Stock) at March 31, 2025 and December 31, 2024
Issued and outstanding: 876,447 at March 31, 2025 and December 31, 2024	—	—
Common stock, par value $0.0001 per share:
Authorized: 50,000,000 shares at March 31, 2025 and December 31, 2024
Issued and outstanding: 5,364,368 at March 31, 2025 and 5,260,741 at December 31, 2024	1	1
Additional paid-in capital	158,010	157,814
Accumulated other comprehensive loss	(3)	(3)
Accumulated deficit	(155,165)	(154,897)
Total stockholders' equity	2,843	2,915
Total liabilities and stockholders' equity	$5,428	$5,612

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2025	2024
Net sales	$616	$833
Cost of sales	422	713
Gross profit	194	120

Operating expenses:
Product development	50	128
Selling, general, and administrative	412	591
Total operating expenses	462	719
Loss from operations	(268)	(599)

Other expenses (income):
Interest expense	—	5
Gain on debt extinguishment	—	(187)
Other expenses	—	1
Net loss	$(268)	$(418)

Net loss per common share - basic and diluted
Net loss	$(0.05)	$(0.09)

Weighted average shares of common stock outstanding:
Basic and diluted	5,266	4,433

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2024	876	$—	5,261	$1	$157,814	$(3)	$(154,897)	$2,915
Issuance of common stock	—	—	103	—	200	—	—	200
Stock-based compensation	—	—	—	—	(4)	—	—	(4)
Net loss for the three months ended March 31, 2025	—	—	—	—	—	—	(268)	(268)
Balance at March 31, 2025	876	$—	5,364	$1	$158,010	$(3)	$(155,165)	$2,843

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2023	876	$—	4,349	$—	$156,369	$(3)	$(153,315)	$3,051
Issuance of common stock	—	—	283	—	450	—	—	450
Conversion of advanced capital contribution to common stock	—	—	94	—	141	—	—	141
Stock-based compensation	—	—	—	—	1	—	—	1
Net loss for the three months ended March 31, 2024	—	—	—	—	—	—	(418)	(418)
Balance at March 31, 2024	876	$—	4,726	$—	$156,961	$(3)	$(153,733)	$3,225

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(268)	$(418)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on debt extinguishment	—	(187)
Depreciation	9	8
Stock-based compensation	(4)	1
Provision for credit losses and sales return	(7)	(64)
Provision for slow-moving and obsolete inventories	14	67
Provision for warranties	(33)	(34)
Amortization of loan discounts and origination fees	—	5
Changes in operating assets and liabilities:
Accounts receivable	223	1,440
Inventories	16	(25)
Prepayments to vendors	(213)	102
Prepaid and other assets	16	(43)
Accounts payable	(63)	(61)
Accounts payable - related party	43	(835)
Accrued and other liabilities	(5)	(27)
Operating lease - ROU and liabilities	—	13
Total adjustments	(4)	360
Net cash used in operating activities	(272)	(58)
Cash flows from investing activities:
Acquisitions of property and equipment	(5)	—
Net cash used in investing activities	(5)	—

(continued on next page)

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended March 31,
	2025	2024
Cash flows from financing activities:
Issuance of common stock	200	—
Payments on the 2022 Streeterville Note	—	(1,000)
Net cash provided by (used in) financing activities	200	(1,000)

Net decrease in cash	(77)	(1,058)
Cash beginning of period	565	2,030
Cash end of period	$488	$972

Supplemental information:
Cash paid in year for interest	$—	$5

Non-cash investing and financing activities:
Debt-to-equity exchange transactions	$—	$591

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
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
We have prepared the accompanying financial data for the three months ended March 31, 2025 and 2024 pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The interim results for the period ended March 31, 2025 are not necessarily indicative of the results that may be expected through December 31, 2025. All intercompany accounts and transactions are eliminated upon consolidation. The accompanying financial data and information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Annual Report”). The Condensed Consolidated Balance Sheet as of December 31, 2024 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly our Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, Condensed Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024, Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2025 and 2024, and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024.
Going Concern and Nasdaq Continued Listing Requirements Compliance
Due to our financial performance as of March 31, 2025 and December 31, 2024, including net losses of $0.3 million for the three months ended March 31, 2025 and $1.6 million for the twelve months ended December 31, 2024, and total cash used in operating activities of $0.3 million for the three months ended March 31, 2025 and $1.3 million for the twelve months ended December 31, 2024, we determined that substantial doubt about our ability to continue as a going concern continues to exist at March 31, 2025. As a result of restructuring actions and initiatives, we have tailored our operating expenses to be more in line with our expected sales volumes; however, we continue to incur losses and have a substantial accumulated deficit.
Additionally, global supply chain, logistics constraints and the ongoing evolution of international trade policies are impacting our inventory purchasing strategy, as we seek to manage both shortages of available components and longer lead times in obtaining components while pursuing cost-effective measures to enhance profitability. As a result, we will continue to review and pursue selected external funding sources to ensure adequate financial resources to execute across the timelines required to achieve these objectives including, but not limited to, the following:
•obtaining financing from traditional or non-traditional investment capital organizations or individuals;

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
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
However, there can be no assurance that the Company will be able to maintain compliance with the Minimum Stockholders’ Equity Rule, Bid Price Rule, or other Nasdaq listing requirements. If the Company fails to maintain compliance with Nasdaq’s continued listing standards, the Company’s common stock will be subject to delisting from Nasdaq.

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
March 31, 2025
(Unaudited)
for as described below. Sales taxes assessed by governmental authorities and collected by us are accounted for on a net basis and are excluded from net sales.
The following table provides a disaggregation of product net sales for the periods presented (in thousands):

	Three months ended March 31,
	2025	2024
Net sales:
Commercial	$203	$299
MMM products	413	534
Total net sales	$616	$833
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
Pursuant to ASC 606, Revenue Recognition, contract assets and contract liabilities as of the beginning and ending of the reporting periods must be disclosed. Below is the breakout of the Company’s contract assets for such periods:

	March 31, 2025	December 31, 2024	January 01, 2024
Gross Accounts Receivable	$601	$819	$1,590
Less: Reserve for Credit Losses	(13)	(15)	(20)
Net Accounts Receivable	$588	$804	$1,570
Activity related to our reserve for credit losses for the three months ended March 31, 2025 was as follows (in thousands):

Allowance for credit loss as of December 31, 2024	$(15)
Reduction of reserve for credit losses as of March 31, 2025	2
Allowance for credit loss as of March 31, 2025	$(13)

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)
Activity related to our reserve for credit losses for the three months ended March 31, 2024 was as follows (in thousands):

Allowance for credit loss as of January 1, 2024	$(20)
Reduction of reserve for credit losses as of March 31, 2024	11
Allowance for credit loss as of March 31, 2024	$(9)
Geographic information
All of our long-lived fixed assets are located in the United States. For the three months ended March 31, 2025 and 2024, approximately 100% of sales were attributable to customers in the United States. The geographic location of our net sales is derived from the destination to which we ship the product.
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
The following table presents a reconciliation of basic and diluted loss per share computations (in thousands):

	Three months ended March 31,
	2025	2024
Numerator:
Net loss	$(268)	$(418)

Denominator:
Basic and diluted weighted average shares of common stock outstanding	5,266	4,433
As a result of the net loss we incurred for the three months ended March 31, 2025 and 2024, convertible securities representing approximately 25 thousand shares of common stock were excluded from the basic loss per share calculation as their inclusion would have been anti-dilutive.
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

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)
The following table summarizes warranty activity for the periods presented (in thousands):

	Three months ended March 31,
	2025	2024
Balance at beginning of period	$118	$150
Warranty accruals for current period sales	1	1
Adjustments to existing warranty reserves	(34)	(35)
Accrued warranty reserve at end of period	$85	$116
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
Certain risks and concentrations
We have certain customers whose net sales individually represented 10% or more of our total net sales, or whose net trade accounts receivable balance individually represented 10% or more of our total net trade accounts receivable; we have certain suppliers, which individually represent 10% or more of our total purchases, or whose trade accounts payable balance individually represented 10% or more of our total trade accounts payable balance, as follows:
•For the three months ended March 31, 2025, three customers accounted for 70% of net sales, with sales to our primary distributor for the U.S. Navy accounting for approximately 27% of net sales, a shipbuilder for the U.S. Navy accounting for approximately 24% of net sales, and sales to a commercial customer accounting for approximately 19% of net sales.

•For the three months ended March 31, 2024, two customers accounted for 25% of net sales, with sales to our primary distributor for the U.S. Navy accounting for approximately 14% of net sales, and sales to a commercial customer accounting for approximately 11% of net sales.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)
•At March 31, 2025, four customers accounted for approximately 88% of gross trade accounts receivables, with receivables from two distributors for the U.S. Navy accounting for approximately 49%, receivables from one shipbuilder for U.S. Navy accounting for approximately 27%, and receivables from one commercial customer accounting for approximately 11% of gross trade accounts receivables.

•At December 31, 2024, three customers collectively accounted for 88% of our net trade accounts receivables. This including approximately 21% from a distributor to the U.S. Navy, approximately 52% from shipbuilder to the U.S. Navy, and approximately 15% from a commercial customer account.

We require substantial amounts of purchased materials from selected vendors. With specific materials, all of our purchases are from a single vendor. The availability and costs of materials may be subject to change due to, among other things, new laws or regulations, suppliers’ allocation to other purchasers, interruptions in production by suppliers, global health issues such as the COVID-19 pandemic, and changes in exchange rates, tariff and worldwide price and demand levels. Our inability to obtain adequate supplies of materials for our products at favorable prices could have a material adverse effect on our business, financial position, or results of operations by decreasing our profit margins and by hindering our ability to deliver products to our customers on a timely basis. Additionally, certain vendors require advance deposits prior to the fulfillment of orders. Deposits paid on unfulfilled orders totaled $0.5 million and $0.4 million at March 31, 2025 and December 31, 2024, respectively.
We have certain vendors who individually represented 10% or more of our total expenditures, or whose net trade accounts payable balance individually represented 10% or more of our total net trade accounts payable, as follows:
•Two suppliers, accounted for approximately 21% and 18% (the latter, two related parties, see Note 11, “Related Party Transactions”) of our total expenditures for the three months ended March 31, 2025, respectively. One supplier accounted for approximately 56% of our total expenditures for the three months ended March 31, 2024.

•At March 31, 2025, two suppliers accounted for approximately 34% and 55% (the latter, two related parties, see Note 11 “Related Party Transactions”) of our trade accounts payable balance, respectively. At December 31, 2024, two suppliers collectively accounted for approximately 36% and 54% (the latter, a related party, See Note 11, “Related Party Transactions”) of our trade accounts payable balance, respectively.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)
Recent Accounting Pronouncements Not Yet Adopted

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. ASU 2023-06 modifies the disclosure or presentation requirements of a variety of Topics in the Codification. Certain of the amendments represent clarifications to or technical corrections of the current requirements. Because of the variety of Topics amended, a broad range of entities may be affected by one or more of those amendments. Many of the amendments allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the SEC’s requirements. Also, the amendments align the requirements in the Codification with the SEC’s regulations. For entities subject to the SEC’s existing disclosure requirements and for entities required to file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer, the effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. For all other entities, the amendments will be effective two years later. The amendments in this update should be applied prospectively. For all entities, if by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the related amendment will be removed from the Codification and will not become effective for any entity. The Company is currently evaluating the potential impact this standard will have on its consolidated financial statements and related disclosure.

Recently adopted accounting standards
On December 14, 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. Under the new guidance, entities must consistently categorize and provide greater disaggregation of information in the rate reconciliation. They must also further disaggregate income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The guidance applies to all entities subject to income taxes and is effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. The Company adopted this standard on January 1, 2025 and the adoption does not have significant impact to the Company.
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
NOTE 3. INVENTORIES
Inventories are stated at the lower of standard cost (which approximates actual cost determined using the first-in, first-out cost method) or net realizable value, and consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Raw materials	$1,034	$1,000
Finished goods	2,560	2,610
Reserves for excess, obsolete, and slow-moving inventories	(361)	(347)
Inventories, net	$3,233	$3,263
The following is a roll-forward of the reserves for excess, obsolete, and slow-moving inventories (in thousands):

	Three months ended March 31,
	2025	2024
Beginning balance*	$(347)	$(89)
Accrual	(61)	(155)
Reduction due to sold inventory	47	89
Reserves for excess, obsolete, and slow-moving inventories	$(361)	$(155)
*The balance as of January 1, 2024 reflects the reduction of permanent markdown in cost for the amount of $2,464.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)
NOTE 4. PROPERTY AND EQUIPMENT
Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets and consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Equipment (useful life 3 to 15 years)	$496	$490
Tooling (useful life 2 to 5 years)	176	171
Vehicles (useful life 5 years)	41	41
Leasehold improvements (the shorter of useful life or lease life)	124	124
Property and equipment at cost	837	826
Less: accumulated depreciation	(746)	(736)
Property and equipment, net	$91	$90
Depreciation expense was $9 thousand and $8 thousand for the three months ended March 31, 2025 and 2024, respectively.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)
NOTE 5. LEASES
The Company leases certain equipment, manufacturing, warehouse and office space under non-cancellable operating leases with expirations through 2027 under which it is responsible for related maintenance, taxes and insurance. Effective July 1, 2024, our warehouse and office lease was amended to reduce the rentable square feet from 62,335 square feet to 29,692 square feet and the rent expenses were decreased in proportion to the reduction in rentable square. The Company recorded this as a lease modification in accordance with ASC 842 Leases (“ASC 842”) and recorded a reduction to the right of use asset and lease liability of approximately $395 thousand using an incremental borrowing rate of approximately 13.64%. The Company recognized a gain on the lease modification of $63 thousand during the third quarter of 2024. The weighted average remaining lease term for operating leases is 2.25 years.
Components of the operating lease costs recognized in net loss were as follows (in thousands):

	Three months ended March 31,
	2025	2024
Operating lease cost
Lease cost	$48	$97
Operating lease cost, net	$48	$97
Supplemental balance sheet information related to the Company’s operating leases as of March 31, 2025 and December 31, 2024 are as follows (in thousands):

	March 31, 2025	December 31, 2024
Operating Leases
Operating lease right-of-use assets	$345	$377
Operating lease liabilities	$361	$393
Future minimum lease payments required under operating leases for each of the 12-month rolling periods below in effect at March 31, 2025 are as follows (in thousands):

Operating Leases
April 2025 through March 2026	183
April 2026 through March 2027	186
April 2027 through June 2027	47
Total future undiscounted lease payments	416
Less imputed interest	(55)
Total lease obligations	$361
Supplemental cash flow information related to leases for the three months ended March 31, 2025 and 2024, was as follows (in thousands):

	Three months ended March 31,
	2025	2024
Supplemental cash flow information
Cash paid, net, for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$45	$94

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)
NOTE 6. DEBT
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

NOTE 7. INCOME TAXES

As a result of the operating loss incurred during each of the three months ended March 31, 2025 and 2024, and after the application of the annual limitation set forth under Section 382 of the Internal Revenue Code of 1986, as amended (the “IRC”), it was not necessary to record a provision for U.S. Federal income tax.
At March 31, 2025 and December 31, 2024, we had a full valuation allowance recorded against our deferred tax assets.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)
The valuation allowance was recorded due to uncertainties related to our ability to realize the deferred tax assets, primarily consisting of certain net operating loss carry-forwards. The valuation allowance is based on management’s estimates of taxable income by jurisdiction and the periods over which the deferred tax assets will be recoverable.
At December 31, 2024, we had a net operating loss carry-forward of approximately $141.1 million for federal income tax purposes ($39.1 million for state and local income tax purposes). However, due to changes in our capital structure, approximately $86.8 million of the $141.1 million is available to offset future taxable income after the application of the limitations found under Section 382 of the Internal Revenue Code of 1986, as amended. As a result of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), net operating loss carry-forwards generated in tax years beginning after December 31, 2017 can only offset 80% of taxable income and can be carried forward indefinitely. The $3.4 million and $6.3 million in federal net operating losses generated in 2024 and 2023, respectively, will be subject to the new limitations under the Tax Act. If not utilized, the carry-forwards generated prior to December 31, 2017 of $1.0 million will begin to expire in 2025 for federal purposes and have begun to expire for state and local purposes. For a full discussion of the estimated restrictions on our utilization of net operating loss carry-forwards, please refer to Note 10, “Income Taxes,” included under Item 8, “Financial Statements and Supplementary Data,” of our 2024 Annual Report.
NOTE 8. STOCKHOLDERS’ EQUITY
Private Placements
The Company entered the securities purchase agreements with certain investors and issued 103,627 and 912,050 shares of common stock during the three months ended March 31, 2025 and the year ended December 31, 2024, respectively.
March 2025 Private Placement
On March 27, 2025, the Company entered into a securities purchase agreement with its Chief Executive Officer, Mr. Chiao Chieh (Jay) Huang, pursuant to which the Company agreed to issue and sell in a private placement an aggregate of 103,627 shares of the Company’s common stock, par value $0.0001 per share, for a purchase price per share of $1.93 (the “March 2025 Private Placement”). The purchase price was determined by the Board of Directors to be at a premium to the Nasdaq closing price of our common stock on the date of the agreement.

Aggregate gross proceeds to the Company in respect of the March 2025 Private Placement were approximately $200 thousand. The Private Placement was priced higher than the closing price $1.92 of the Common Stock on the Nasdaq on the day of signing of the purchase agreement. The issuance and sale of the shares pursuant to the purchase agreement are not being registered under the Securities Act of 1933, as amended (the “Securities Act”), and were made pursuant to certain exemptions from registration, including Section 4(a)(2) of the Securities Act, in reliance on the representations and covenants of the purchaser under the purchase agreement. The March 2025 Private Placement closed on March 31, 2025.
June 2024 Private Placement
On June 21, 2024, the Company entered into a securities purchase agreement with Sander Electronics Inc., a shareholder of the Company controlled by Mr. Chiao Chieh (Jay) Huang, CEO of the Company, pursuant to which the Company agreed to issue and sell in a private placement an aggregate of 534,591 shares of the Company’s common stock, par value $0.0001 per share, for a purchase price per share of $1.59 (the “June 2024 Private Placement”), which was the closing price of the common stock on The Nasdaq Stock Market the day prior to the closing of the June 2024 Private Placement.

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

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)
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
As of March 31, 2025 and December 31, 2024, there were 876,447 Series A Preferred Stock issued and outstanding which can be convertible into 25 thousand shares of common stock at the option of the holder.
Warrants
During three months ended March 31, 2025 and the year ended December 31, 2024, no warrants were granted or exercised.

As of March 31, 2025 and December 31, 2024, we had the following outstanding warrants:

	As of March 31, 2025	As of December 31, 2024
	Number of Underlying Shares		Exercise Price	Expiration
June 2022 Warrants	384,615	384,615	$9.10	December 16, 2026
December 2021 Warrants	182,630	182,630	$24.64	June 7, 2027
January 2020 Investor Warrants	—	26,819	$23.59	January 13, 2025
January 2020 Placement Agent Warrants	—	5,954	$34.96	January 13, 2025
	384,798	600,018

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)
Stock-based compensation
Stock-based compensation expense is attributable to stock options and restricted stock unit awards. For all stock-based awards, we recognize expense using a straight-line amortization method.
The following table summarizes stock-based compensation expense and the impact it had on operations for the periods presented (in thousands):

	Three months ended March 31,
	2025	2024
Cost of sales	$—	$—
Product development	—	—
Selling, general, and administrative	(4)	1
Total stock-based compensation	$(4)	$1
The Company reversed $2 thousand unearned stock-based compensation at March 31, 2025 due to the cancellation of the stock options. The total unearned stock-based compensation was $2 thousand and $4 thousand at March 31, 2025 and 2024, respectively. These costs will be charged to expense and amortized on a straight-line basis in future periods. The weighted average period over which the unearned compensation at March 31, 2025 is expected to be recognized is approximately 2.1 years.
Stock options
For the three months ended March 31, 2025 and 2024, the Company did not grant any stock options.
Options outstanding under all plans have a contractual life of ten years, and vesting periods between one and four years. A summary of option activity under all plans for the three months ended March 31, 2025 was as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)
Balance at December 31, 2024	30,566	$5.58
Granted	—	—
Canceled/forfeited	(28,300)	5.15
Expired	—	—
Balance at March 31, 2025	2,266	$10.95	3.9

Vested and expected to vest at March 31, 2025	2,266	$10.95	3.9

Exercisable at March 31, 2025	1,558	$14.71	3.9
Restricted stock units
We are able to issue restricted stock units to certain employees and non-employee Directors under the 2020 Plan with vesting periods ranging from one to four years. As of March 31, 2025, the outstanding restricted stock is zero.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)
NOTE 9. COMMITMENTS AND CONTINGENCIES
Purchase Commitments
As of March 31, 2025, we had approximately $982 thousand in outstanding purchase commitments for inventory and fixed assets. Of this amount, approximately $915 thousand is expected to ship in the second quarter of 2025, and $67 thousand is expected to ship after the third quarter of 2025. We have 49% of the outstanding purchase commitments with a related party.
Settlement of Return of Slow-Moving Inventory
On December 30, 2024, in connection with its strategy to reduce a certain quantity of low-turnover inventory, the Company entered into an agreement with the vendor, an unrelated party, to return the inventory purchased between 2021 and 2022 and transfer EnFocus™ registered trademarks (carry amount of $0). As a result, the Company will recognize a non-cash gain of approximately $5 thousand on the settlement of returning inventory, cancelling prepayments made with the vendor, and settlement of outstanding accounts payable with the vendor. Please see below for the related accounts as of March 31, 2025. Net gain will be recognized on the return date which is expected to be in the early second quarter of year 2025.

At March 31,
2025
Inventories, net	$338
Prepayments to vendors	307
Accounts payable	(650)
EnFocus™ trademark	—
Net gain to be recognized	$(5)
The unforeseen results of potential trade disputes and reciprocal tariffs around the world, including the United States, the European Union and/or China may cause an impact on our business.
Our operations expose us to the risk that increased trade protectionism from the United States, China or other nations adversely affect our business. Governments may turn to trade barriers to protect or revive their domestic industries in the face of foreign imports. Restrictions on imports, including in the form of tariffs, could have a major impact on global trade and, indirectly, demand for our products. Trade protectionism in the markets we serve may cause an increase in the cost of exported goods, the length of time required to deliver goods and the risks associated with exporting goods and, as a result, a decline in the volume of exported goods and demand for our products. Due to the interconnected nature of the global supply chain for many products, these policies could impact imports and exports from countries not directly imposing or subject to tariffs.

Tensions over trade and other matters remain high between the U.S. and other countries, including the members of the E.U. and China. The new U.S. administration, led by President Trump, instituted widespread tariffs on a wide variety of goods, including from the European Union and China, which led, and could continue to lead, to retaliatory tariffs from other countries including China and the E.U. The new administration’s use of tariffs extensively as a policy tool has created significant uncertainty about the future relationship between the United States and China, the European Union, Canada, Mexico and other exporting countries, including with respect to trade policies, treaties, government regulations and tariffs, and has led to concerns regarding the potential for an extended trade war. Protectionist developments, or the perception they may occur, may have a material adverse effect on global economic conditions, and may significantly reduce global trade and, in particular, trade between the United States and other countries, including China and countries in the European Union, which could adversely affect our business, results of operations, and financial condition. Any new or increased trade barriers or restrictions on trade, including as a result of tariffs imposed by the United States or other countries, could have an adverse impact on our business, operating results and financial condition.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

NOTE 10. SEGMENT INFORMATION
Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is the CODM. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, management has determined that the Company operates as one operating segment.
NOTE 11. RELATED PARTY TRANSACTIONS
Purchase Transactions
The Company has a purchase agreement for TLED products, spare parts and fixed assets with Sander Electronics, Inc (located in the US), an affiliate of a shareholder and Sander Electronics CO LTD (located in Taiwan), a shareholder of the Company.

Purchase Activities
	Three months ended March 31,
Name of related party	2025		2024
Sander Electronics, Inc.	$119	12%	$—	—%
Sander Electronics Co Ltd	67	7%	—	—%
	$186	18%	$—	—%

Accounts Payable
Name of related party	As of March 31, 2025		As of December 31, 2024
Sander Electronics, Inc.	$119	7%	$—	—%
Sander Electronics Co Ltd	838	48%	909	54%
	$957	55%	$909	54%
Private Placements
Please refer to Note 8 for further details on the March 2025 Private Placement and the June 2024 Private Placement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes thereto included in Part I, Item 1, “Financial Statements” of this Quarterly Report, as well as Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Annual Report”).
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

The Company has continued to make significant cost cutting efforts to address operational expenses while maintaining customer satisfaction and delivering goods on-time. Investments into the Company have contributed to the ability of the Company to continue to not only provide quality products and services, but to both expand and rationalize product offerings.
It is our belief that the continued dramatic rightsizing efforts undertaken in 2024 and 2025, along with reorganization of the sales team and ongoing development of innovative, high-value products and an expanded distribution network, will over time result in improved sales and bottom-line performance for the Company.
We have taken steps to strengthen our financial structure through capital increases and cost reduction measures. As a result, we have fully eliminated all external high-interest debt, which we believe has improved our financial position. Our business expansion plans are supported by financial strategies that we expect will provide funding for our planned growth initiatives, although there can be no assurance that such funding will be adequate. During 2024, our MMM business faced ongoing challenges due to delays in government funding and the timing of U.S. Navy awards. Several anticipated projects encountered repeated postponements, further complicated by the long sales cycles typical in this sector. The timeline from bid submission to order placement often exceeds six months, and many MMM products are built-to-order, resulting in extended lead times before revenue recognition. To mitigate this volatility, we continue to actively pursue new opportunities with the U.S. Navy and other government sectors. We have undertaken efforts to reduce costs and improve production efficiencies in MMM product lines which we believe have contributed to our competitiveness, and may have helped us secure new contracts and expand our sales pipeline in the first half of 2025.

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

Meanwhile, we continue to seek additional external funding alternatives and sources to support our growth strategies, plans and initiatives. The strategic investments in 2024 by Sander Electronics, Inc. (“Sander”), a shareholder of the Company, contributed meaningful external capital, as well as presented synergistic opportunities to improve and diversify our supply chain and product offerings.
Despite continuing progress on cost reduction throughout 2024 and 2025, the Company’s results reflect the challenges due to long and unpredictable sales cycles, unexpected delays in MMM and commercial customer retrofit budgets and project starts, and supply chain issues. There has also been continuing aggressive price competition in the lighting industry. We continue to incur losses and we have a substantial accumulated deficit, which continues to raise substantial doubt about our ability to continue as a going concern at March 31, 2025.
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

Results of operations
The following table sets forth items in our Condensed Consolidated Statements of Operations as a percentage of net sales for the periods indicated:

	Three months ended March 31,
	2025	2024
Net sales	100.0%	100.0%
Cost of sales	68.5	85.6
Gross profit	31.5	14.4

Operating expenses:
Product development	8.1	15.4
Selling, general, and administrative	66.9	70.9
Total operating expenses	75.0	86.3
Loss from operations	(43.5)	(71.9)

Other expenses (income):
Interest expense	—	0.6
Gain on debt extinguishment	—	(22.4)
Other expenses	—	0.1

Net loss	(43.5)%	(50.2)%

Net sales
A further breakdown of our net sales is presented in the following table (in thousands):

	Three months ended March 31,
	2025	2024
Commercial	$203	$299
MMM products	413	534
Total net sales	$616	$833
Net sales of $0.6 million for the first quarter of 2025 decreased $0.2 million, or 26%, compared to first quarter of 2024 net sales of $0.8 million, driven by a decrease of $0.1 million in MMM sales and $0.1 million in commercial sales. The decrease in net MMM sales in the first quarter of 2025 compared to the same period in 2024 is primarily due to a significant reduction in military demand, driven by the impact of the U.S. election cycle. Net sales of our commercial products decreased by $0.1 million, or 32% in the first quarter of 2025 due to the effects of high inflation, which reduced the proportion of commercial sales, along with market-adjusted pricing.
Gross Profit
Gross profit margin was $0.2 million, or 32% of net sales, for the first quarter of 2025. This compares with gross margin of $0.1 million, or 14% of net sales, in the first quarter of 2024. The quarter-over-quarter increase in gross margin was primarily driven by a 24% of net sales decrease in fixed costs such as subscription fee and expenses related to rent expense for production.

Operating expenses
Product development
Product development expenses include salaries and related benefits, testing and related costs, travel, supplies, as well as overhead items, such as depreciation and facility costs. Product development costs are expensed as they are incurred.
Product development expenses were $0.1 million for the first quarter of 2025, down 61% from the first quarter of 2024. The $0.1 million decrease primarily resulted from lower payroll-related expenses due to reduction in the headcount and product testing fees. During 2024, the Company terminated several employees, and the result was a significant reduction in payroll-related expenses for the first quarter of 2025.
Selling, general and administrative
Selling, general and administrative expenses were $0.4 million for the first quarter of 2025, down 30% as compared to $0.6 million in the first quarter of 2024. The decrease is primarily due to a reduction in consultants fees of $0.2 million.
Interest expense
There was no interest expense for the first quarter of 2025, compared to interest expense of $5 thousand for the first quarter of 2024. The decrease is primarily related to early termination of the 2022 Streeterville Note in 2024.
Gain on debt extinguishment
We recognized $187 thousand of gain on debt extinguishment for the first quarter of 2024, which was related to the early termination of the 2022 Streeterville Note. There was no such gain recognized for the first quarter of 2025.
Other expenses
Other expenses was less than a thousand for the first quarter of 2025, compared to other expenses of $1 thousand for the first quarter of 2024. Other expenses are mainly comprised of bank and collateral management fees.

Provision for income taxes
Due to the operating losses incurred during the three months ended March 31, 2025 and 2024, and after application of the annual limitation set forth under Section 382 of the Internal Revenue Code of 1986, as amended, it was not necessary to record a provision for U.S. federal income tax or various state income taxes as income tax benefits are fully offset by a valuation allowance recorded.
Net loss
For the three months ended March 31, 2025, our net loss of $0.3 million decreased 36% over the net loss for the three months ended March 31, 2024 of $0.4 million. The decrease is mainly due to lower fixed costs in the first quarter of 2025.
Financial condition
At March 31, 2025, we had $0.5 million in cash and no outstanding debt. We have historically incurred substantial losses, and as of March 31, 2025, we had an accumulated deficit of $155.2 million. Additionally, our sales have been concentrated among a few major customers and for the three months ended March 31, 2025, three customers accounted for approximately 70% of net sales.
In 2025 and 2024, we recommitted to building upon the transformation activities started during 2019 that sought to stabilize and regrow our business. These efforts include the following key developments that occurred during 2025 and 2024:
•We reinvested in our MMM sales channel and are pursuing existing and new sales opportunities, though the sales cycles for what are frequently made-to-order products are longer than commercial offerings.
•We aggressively re-evaluated operating expenses and reduced its workforce significantly throughout 2024 into 2025 to manage fixed costs.
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

Liquidity and capital resources
Cash
At March 31, 2025, our cash balance was $0.5 million, compared to $0.6 million at December 31, 2024.
The following summarizes cash flows from operating, investing, and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows included in Part I, Item 1, “Financial Statements,” of this Quarterly Report (in thousands):

	Three months ended March 31,
	2025	2024
Net cash used in operating activities	$(272)	$(58)

Net cash used in investing activities	$(5)	$—

Net cash provided by (used in) financing activities	$200	$(1,000)
Net cash used in operating activities
Net cash used in operating activities was $0.3 million for the three months ended March 31, 2025. The net loss for the three months ended March 31, 2025 was $0.3 million and was adjusted for non-cash items, including depreciation and amortization, stock-based compensation, provisions for inventory, warranty, accounts receivable reserves and working capital changes. During the three months ended March 31, 2025, we generated $0.2 million in cash through collection of accounts receivable which was offset by $0.2 million in cash due to changes in prepayment for vendors. We used $0.1 million from accounts payable due to timing of inventory receipts and payments.
Net cash used in operating activities was $0.1 million for the three months ended March 31, 2024. The net loss for the three months ended March 31, 2024 was $0.4 million and was adjusted for non-cash items, including depreciation and amortization, stock-based compensation, provisions for inventory, warranty, accounts receivable reserves and working capital changes. During the three months ended March 31, 2024, we generated $1.4 million in cash through collection of accounts receivable and $0.1 million due to changes in prepayment for vendors. We used $0.1 million and $0.8 million from accounts payable and accounts payable to related party, respectively due to timing of inventory receipts and payments.
Net cash used in investing activities
Net cash used in investing activities was $5 thousand for the three months ended March 31, 2025, primarily from the acquisition of property and equipment.
For the three months ended March 31, 2024, the Company did not have any activities in connection with investing activities.
Net cash provided by (used in) financing activities
Net cash provided by financing activities was $0.2 million for the three months ended March 31, 2025, related to proceeds from the private placement of common stock.
Net cash used in financing activities was $1.0 million for the three months ended March 31, 2024, related to net payments on the 2022 Streeterville Note.
Contractual and other obligations
Please refer to Note 9 “Purchase Commitments” included under Part I, Item 1, “Financial Statements,” of this Quarterly Report.
Critical accounting policies
There have been no material changes to our critical accounting policies as compared to those included in our 2024 Annual Report.

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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including our Chief Executive Officer who also serves as our principal financial officer as appropriate, to allow for timely decisions regarding required disclosure.
Pursuant to Rule 13a-15(b) under the Exchange Act, our management must evaluate, with the participation of our Chief Executive Officer, the effectiveness of our disclosure controls and procedures, as of March 31, 2025, the end of the period covered by this Quarterly Report. Management, with the participation of our Chief Executive Officer, did evaluate the effectiveness of our disclosure controls and procedures as of the end of period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.
Changes in internal control over financial reporting
During the quarterly period covered by this Quarterly Report, there have not been any changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2025, we were not involved in any material legal proceedings.
ITEM 1A. RISK FACTORS
As a smaller reporting company, we are not required to provide a separate risk factors section in this Quarterly Report. However, we have elected to include the following updated risk factors to provide additional context for investors. These risks supplement those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024. You should carefully consider these risks, together with all other information in this Quarterly Report and our other SEC filings, before making an investment decision.

We may fail to secure sufficient additional financing, which could prevent us from executing our business plan and continuing as a going concern.

Our cash balance of $0.5 million as of March 31, 2025, and ongoing operating losses raise substantial doubt about our ability to continue as a going concern. We are actively seeking at least $1 million in capital through equity, debt, or strategic partnerships, but there can be no assurance that we will secure such funding on acceptable terms or at all. Equity financing may significantly dilute existing shareholders, while debt financing could impose restrictive covenants or high interest rates. Failure to obtain adequate financing could result in reduced operations, delayed product development, or insolvency.

Global trade policies, including tariffs, could increase costs and disrupt our supply chain, adversely affecting our operations and profitability.

Our operations are subject to risks arising from global trade policies, particularly the imposition of tariffs and other trade barriers by the United States, China, the European Union, and other nations, which have intensified under the current U.S. administration. As of March 31, 2025, approximately 49% of our purchase commitments are with Sander Electronics Co Ltd, a Taiwan-based related party, which could be indirectly affected by international trade tensions, including tariffs. These policies may increase the cost of imported components, extend delivery times due to customs delays, or reduce demand for our products if customers face higher prices. For example, tariffs imposed in early 2025 on electronic components could increase our cost of sales by approximately 10% to 15% annually based on current inventory levels and assuming the relevant products become subject to new or additional tariffs.

The unforeseen results of potential trade disputes and reciprocal tariffs worldwide could further impact our business. Increased trade protectionism, as governments seek to protect or revive domestic industries, may lead to restrictions on imports, such as tariffs, that could significantly affect global trade and, indirectly, the demand for our LED lighting products. Such restrictions could increase the cost of exported goods, prolong delivery times, and elevate risks associated with exporting, potentially leading to a decline in the volume of exported goods and demand for our products. The interconnected nature of global supply chains means that trade policies, even in countries not directly imposing or subject to tariffs, could disrupt our access to critical components.

Tensions over trade remain high, particularly between the U.S., China, and the European Union. The current U.S. administration’s extensive use of tariffs as a policy tool has introduced significant uncertainty regarding future trade relationships with key markets, including China, the European Union, Canada, and Mexico. These tariffs have prompted, and may continue to prompt, retaliatory tariffs from other nations, raising concerns about a prolonged trade war. Protectionist developments, or the perception that they may occur, could materially adversely affect global economic conditions, reduce international trade, and disrupt our supply chain, particularly for components sourced from Asia. Such disruptions could strain our liquidity, increase operating costs, and hinder our ability to compete effectively in the LED lighting market, adversely impacting our business, results of operations, and financial condition.

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
*101
The following financial information from our Quarterly Report for the quarter ended March 31, 2025, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2025 and December 31, 2024, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2025 and 2024, (v) Condensed Consolidated Statements of Cash Flows for the three and three months ended March 31, 2025 and 2024, and (vi) the Notes to Condensed Consolidated Financial Statements.

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

ENERGY FOCUS, INC.

Date:	May 13, 2025	By:	/s/ Chiao Chieh Jay Huang
Chiao Chieh Jay Huang
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)