Form 10-Q
period 2025-06-30
ENERGY FOCUS, INC/DE
filed 2025-08-12
CIK 924168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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

The number of outstanding shares of the registrant’s common stock, $0.0001 par value, as of August 12, 2025 was 5,474,865.

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
Energy Focus®, Intellitube®, and RedCap® are our registered trademarks. We may also refer to trademarks of other corporations and organizations in this document.

ITEM 1. FINANCIAL STATEMENTS

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash	$499	$565
Trade accounts receivable, less allowances of $84 and $15, respectively	960	804
Inventories, net	2,753	3,263
Prepayments to vendors	20	356
Prepaid and other current assets	139	157
Total current assets	4,371	5,145

Property and equipment, net	115	90
Operating lease, right-of-use asset	312	377
Total assets	$4,798	$5,612

LIABILITIES
Current liabilities:
Accounts payable	$222	$970
Accounts payable - related party	1,022	909
Accrued liabilities	136	90
Accrued legal and professional fees	74	54
Accrued payroll and related benefits	108	148
Accrued sales commissions	10	15
Accrued warranty reserve	88	118
Operating lease liabilities	150	139
Total current liabilities	1,810	2,443

(continued on the next page)

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
	(Unaudited)

Operating lease liabilities, net of current portion	176	254
Total liabilities	1,986	2,697

STOCKHOLDERS' EQUITY
Preferred stock, par value $0.0001 per share:
Authorized: 5,000,000 shares (3,300,000 designated as Series A Convertible Preferred Stock) at June 30, 2025 and December 31, 2024
Issued and outstanding: 876,447 at June 30, 2025 and December 31, 2024	—	—
Common stock, par value $0.0001 per share:
Authorized: 50,000,000 shares at June 30, 2025 and December 31, 2024
Issued and outstanding: 5,474,865 at June 30, 2025 and 5,260,741 at December 31, 2024	1	1
Additional paid-in capital	158,210	157,814
Accumulated other comprehensive loss	(3)	(3)
Accumulated deficit	(155,396)	(154,897)
Total stockholders' equity	2,812	2,915
Total liabilities and stockholders' equity	$4,798	$5,612

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net sales	$1,143	$1,553	$1,759	$2,386
Cost of sales	996	1,427	1,418	2,140
Gross profit	147	126	341	246

Operating expenses:
Product development	74	140	124	268
Selling, general, and administrative	297	543	709	1,134
Total operating expenses	371	683	833	1,402
Loss from operations	(224)	(557)	(492)	(1,156)

Other expenses (income):
Interest expense	—	—	—	5
Interest income	(1)	—	(1)	—
Gain on debt extinguishment	—	—	—	(187)
Other income	—	(4)	—	(4)
Other expenses	8	1	8	2
Net loss	$(231)	$(554)	$(499)	$(972)

Net loss per common share - basic and diluted
Net loss	$(0.04)	$(0.12)	$(0.09)	$(0.21)

Weighted average shares of common stock outstanding:
Basic and diluted	5,379	4,785	5,323	4,609

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2024	876	$—	5,261	$1	$157,814	$(3)	$(154,897)	$2,915
Issuance of common stock	—	—	103	—	200	—	—	200
Stock-based compensation	—	—	—	—	(4)	—	—	(4)
Net loss for the three months ended March 31, 2025	—	—	—	—	—	—	(268)	(268)
Balance at March 31, 2025	876	$—	5,364	$1	$158,010	$(3)	$(155,165)	$2,843
Issuance of common stock	—	—	111	—	200	—	—	200
Net loss for the three months ended June 30, 2025	—	—	—	—	—	—	(231)	(231)
Balance at June 30, 2025	876	$—	5,475	$1	$158,210	$(3)	$(155,396)	$2,812

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2023	876	$—	4,349	$—	$156,369	$(3)	$(153,315)	$3,051
Issuance of common stock	—	—	283	—	450	—	—	450
Conversion of advanced capital contribution to common stock	—	—	94	—	141	—	—	141
Stock-based compensation	—	—	—	—	1	—	—	1
Net loss for the three months ended March 31, 2024	—	—	—	—	—	—	(418)	(418)
Balance at March 31, 2024	876	$—	4,726	$—	$156,961	$(3)	$(153,733)	$3,225
Issuance of common stock	—	—	535	1	850	—	—	851
Net loss for the three months ended June 30, 2024	—	—	—	—	—	—	(554)	(554)
Balance at June 30, 2024	876	$—	5,261	$1	$157,811	$(3)	$(154,287)	$3,522

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Cash flows from operating activities:
Net loss	$(231)	$(554)	$(499)	$(972)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange gain	(45)	—	(45)	—
Loss on settlement of vendor obligations	8	—	8	—
Gain on debt extinguishment	—	—	—	(187)
Depreciation	10	11	19	19
Stock-based compensation	—	—	(4)	1
Provision for credit losses and sales return	71	(12)	64	(76)
Provision for slow-moving and obsolete inventories	44	158	58	225
Provision for warranties	3	1	(30)	(33)
Amortization of loan discounts and origination fees	—	—	—	5
Changes in operating assets and liabilities:
Accounts receivable	(414)	(243)	(191)	1,197
Inventories	85	448	101	423
Prepayments to vendors	197	(87)	(16)	15
Prepaid and other assets	2	(16)	18	(59)
Accounts payable	—	140	(63)	79
Accounts payable - related party	31	(576)	74	(1,411)
Accrued and other liabilities	26	1	21	(26)
Operating lease - ROU and liabilities	(2)	11	(2)	24
Total adjustments	16	(164)	12	196
Net cash used in operating activities	(215)	(718)	(487)	(776)
Cash flows from investing activities:
Acquisitions of property and equipment	—	—	(5)	—
Net cash used in investing activities	—	—	(5)	—
(continued on next page)

ENERGY FOCUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Cash flows from financing activities:
Issuance of common stock	200	851	400	851
Payments on the 2022 Streeterville Note	—	—	—	(1,000)
Net cash provided by (used in) financing activities	200	851	400	(149)

Effect of exchange rate changes on cash	26	—	26	—

Net increase (decrease) in cash	11	133	(66)	(925)
Cash, beginning of period	488	972	565	2,030
Cash, end of period	$499	$1,105	$499	$1,105

Supplemental information:
Cash paid in year for interest	$—	$—	$—	$5

Non-cash investing and financing activities:
Debt-to-equity exchange transactions	$—	$—	$—	$591
Acquisition of property and equipment through accounts payable	34	—	39	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

NOTE 1. NATURE OF OPERATIONS

Energy Focus, Inc. (the “Company”) engages primarily in the design, development, manufacturing, marketing and sale of energy-efficient lighting systems and controls. We develop, market and sell high quality light-emitting diode (“LED”) lighting and controls products in the commercial market and military maritime market (“MMM”). Our mission is to enable our customers to run their facilities with greater energy efficiency and productivity, and increased human health and wellness through advanced LED retrofit solutions. Our goal is to be the market leader in human wellness lighting and LED technology for the most demanding applications where performance, quality, value, environmental impact and health are considered paramount. We specialize in LED lighting retrofit by replacing fluorescent, high-intensity discharge lighting and other types of lamps in institutional buildings for primarily indoor lighting applications with our innovative, high-quality commercial and military-grade tubular LED (“TLED”) products, as well as other LED and lighting control products for commercial applications. We are also evaluating adjacent technologies, including Gallium Nitride (“GaN”) based power supplies and additional market opportunities for energy solution products that support sustainability in our existing channels.
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
We have prepared the accompanying financial data for the three and six months ended June 30, 2025 and 2024 pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The interim results for the period ended June 30, 2025 are not necessarily indicative of the results that may be expected through December 31, 2025. All intercompany accounts and transactions are eliminated upon consolidation. The accompanying financial data and information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Annual Report”). The Condensed Consolidated Balance Sheet as of December 31, 2024 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly our Condensed Consolidated Financial Statements as of June 30, 2025 and December 31, 2024, and for the three and six months ended June 30, 2025 and 2024.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)
Going Concern and Nasdaq Continued Listing Requirements Compliance
Due to our financial performance as of June 30, 2025 and December 31, 2024, including net losses of $0.5 million for the six months ended June 30, 2025 and $1.6 million for the twelve months ended December 31, 2024, and total cash used in operating activities of $0.5 million for the six months ended June 30, 2025 and $1.3 million for the twelve months ended December 31, 2024, we determined that substantial doubt about our ability to continue as a going concern continues to exist at June 30, 2025. As a result of restructuring actions and initiatives, we have tailored our operating expenses to be more in line with our expected sales volumes; however, we continue to incur losses and have a substantial accumulated deficit.
Additionally, global supply chain and logistics constraints and the ongoing evolution of international trade policies are impacting our inventory purchasing strategy, as we seek to manage both shortages of available components and longer lead times in obtaining components while pursuing cost-effectiveness measures to enhance profitability. As a result, we will continue to review and pursue selected external funding sources to ensure adequate financial resources to execute across the timelines required to achieve these objectives including, but not limited to, the following:
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

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)
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
We also generate revenue from services. Service revenue primarily consists of system configuration and setup services performed in connection with customer orders. These services are typically completed at or near the time of product shipment, and revenue is therefore recognized at a point in time when the service is delivered.
The following table provides a disaggregation of product and service net sales for the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net sales:
Commercial products	$773	$355	$976	$654
MMM products	348	1,198	761	1,732
Setup service	22	—	22	—
Total net sales	$1,143	$1,553	$1,759	$2,386
Accounts Receivable
Our trade accounts receivable consists of amounts billed to and currently due from customers. While the majority of our customers are located in the United States, a significant portion of our accounts receivable as of June 30, 2025, is concentrated with one customer based in Taiwan, representing approximately 67% of the total. In the normal course of business, we extend unsecured credit to our customers related to the sale of our products. Credit is extended to customers based on an evaluation of the customer’s financial condition and the amounts due are stated at their estimated net realizable value. We maintain allowances for sales returns and credit loss to provide for the estimated number of account receivables that will not be collected. The Company has determined that accounts receivable fall within the scope of the CECL analysis in accordance with ASC 326. The Company decided to use the historical loss rate method of valuing its reserve for trade receivables. The reserve for credit losses is reviewed and assessed for adequacy on a quarterly basis. We take into consideration (1) any circumstances of which we are aware of a customer's inability to meet its financial obligations and (2) our judgments as to prevailing economic conditions in the industry and their impact on our customers. If circumstances change, and the financial condition of our customers is adversely affected and they are unable to meet their financial obligations, we may need to take additional allowances, which would result in an increase in our operating expense. We do not generally require collateral from our customers.

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
June 30, 2025
(Unaudited)
Pursuant to ASC 606, Revenue Recognition, contract assets and contract liabilities as of the beginning and ending of the reporting periods must be disclosed. Below is the breakout of the Company’s contract assets for such periods (in thousands):

	June 30, 2025	December 31, 2024	January 01, 2024
Gross Accounts Receivable	$1,044	$819	$1,590
Less: Reserve for Credit Losses	$(84)	$(15)	$(20)
Net Accounts Receivable	$960	$804	$1,570
Activity related to our reserve for credit losses for the three and six months ended June 30, 2025 and 2024 was as follows (in thousands):

Allowance for credit loss as of December 31, 2024	$(15)
Reduction of reserve for credit losses as of March 31, 2025	2
Allowance for credit loss as of March 31, 2025	(13)
Increase in reserve for credit losses as of June 30, 2025	(71)
Allowance for credit loss as of June 30, 2025	$(84)

Allowance for credit loss as of January 1, 2024	$(20)
Reduction of reserve for credit losses as of March 31, 2024	11
Allowance for credit loss as of March 31, 2024	(9)
Reduction of reserve for credit losses as of June 30, 2024	—
Allowance for credit loss as of June 30, 2024	$(9)
Geographic information
All of our long-lived fixed assets are located in the United States. For the three months ended June 30, 2025 and 2024, approximately 51% and 100% of sales were attributable to customers in the United States, and 49% and 0%, respectively, were attributable to customers in Asia. For the six months ended June 30, 2025 and 2024, approximately 68% and 100% of sales were attributable to customers in the United States, and 32% and 0%, respectively, were attributable to customers in Asia. The geographic location of our net sales is derived from the destination to which we ship the product.
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

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)
The following table presents a reconciliation of basic and diluted loss per share computations (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(231)	$(554)	$(499)	$(972)

Denominator:
Basic and diluted weighted average shares of common stock outstanding	5,379	4,785	5,323	4,609
As a result of the net loss we incurred for the three and six months ended June 30, 2025 and 2024, convertible securities representing approximately 25 thousand shares of common stock were excluded from the basic loss per share calculation as their inclusion would have been anti-dilutive.
Product warranties
We warrant our products and controls for periods generally ranging from one to ten years, depending on the product type and customer application. One product was sold in 2020 with a twenty year warranty. Warranty settlement costs consist of actual amounts expensed for warranty, which are largely a result of the cost of replacement products or rework services provided to our customers. A liability for the estimated future costs under product warranties is maintained for products under warranty based on the actual claims incurred to date and the estimated nature, frequency, and costs of future claims. These estimates are inherently uncertain, and changes to our historical or projected experience may cause material changes to our warranty reserves in the future. We continuously review the assumptions related to the adequacy of our warranty reserve, including product failure rates, and make adjustments to the existing warranty liability when there are changes to these estimates or the underlying replacement product costs, or the warranty period expires.
The following table summarizes warranty activity for the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Balance at beginning of period	$85	$116	$118	$150
Warranty accruals for current period sales	3	1	4	2
Adjustments to existing warranty reserves	—	—	(34)	(35)
Accrued warranty reserve at end of period	$88	$117	$88	$117
Foreign Currency Transactions
Transactions denominated in currencies other than the U.S. dollar are remeasured into U.S. dollars using exchange rates in effect at the time of the transaction. Monetary assets and liabilities denominated in foreign currencies are remeasured at period-end exchange rates. Foreign currency transaction gains and losses are recognized in earnings in the period in which they arise and are included in operating expenses, net, depending on the nature of the underlying transaction.
The Company recognized foreign currency transaction gains of approximately $45 thousand for the three and six months ended June 30, 2025, which are included as a component of selling, general and administrative expenses within the accompanying consolidated statements of operations.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
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
Certain risks and concentrations
We have certain customers whose net sales individually represented 10% or more of our total net sales, or whose net trade accounts receivable balance individually represented 10% or more of our total net trade accounts receivable; we have certain suppliers, which individually represent 10% or more of our total purchases, or whose trade accounts payable balance individually represented 10% or more of our total trade accounts payable balance, as follows:
•For the three months ended June 30, 2025, three customers accounted for 74% of net sales, with sales to our primary distributor for the U.S. Navy accounting for approximately 13% of net sales, and sales to two commercial customers accounting for approximately 61% of net sales. For the three months ended June 30, 2024, two customers accounted for approximately 54% of net sales, all of which were attributable to our primary distributors for the U.S. Navy.
•For the six months ended June 30, 2025, four customers accounted for 76% of net sales, with sales to our primary distributor for the U.S. Navy accounting for approximately 18% of net sales, sales to a shipbuilder for the U.S. Navy accounting for approximately 12% of net sales, and sales to two commercial customers accounting for approximately 46% of net sales. For the six months ended June 30, 2024, two customers accounted for approximately 40% of net sales, all of which were attributable to our primary distributors for the U.S. Navy.
•At June 30, 2025, three customers accounted for an aggregate of approximately 98% of net trade accounts receivable, with receivables from one distributor for the U.S. Navy accounting for approximately 13%, receivables from one shipbuilder for U.S. Navy accounting for approximately 18%, and receivables from one commercial customer accounting for approximately 67% of net trade accounts receivables.
•At December 31, 2024, three customers collectively accounted for 88% of our net trade accounts receivables. This including approximately 21% from a distributor to the U.S. Navy, approximately 52% from shipbuilder to the U.S. Navy, and approximately 15% from a commercial customer account.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)
We require substantial amounts of purchased materials from selected vendors. With specific materials, all of our purchases are from a single vendor. The availability and costs of materials may be subject to change due to, among other things, new laws or regulations, suppliers’ allocation to other purchasers, interruptions in production by suppliers, and changes in exchange rates, tariff and worldwide price and demand levels. Our inability to obtain adequate supplies of materials for our products at favorable prices could have a material adverse effect on our business, financial position, or results of operations by decreasing our profit margins and by hindering our ability to deliver products to our customers on a timely basis. Additionally, certain vendors require advance deposits prior to the fulfillment of orders. Deposits paid on unfulfilled orders totaled $20 thousand and $356 thousand at June 30, 2025 and December 31, 2024, respectively.
We have certain vendors who individually represented 10% or more of our total expenditures, or whose net trade accounts payable balance individually represented 10% or more of our total net trade accounts payable.
Total expenditures were concentrated among a few suppliers for the three and six months ended June 30, 2025 and 2024 as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Supplier B and C, related parties*	15.2%	32.5%	16.7%	46.4%
Supplier D	30.7%	—%	14.8%	—%
Supplier E	—%	—%	10.6%	—%
* See Note 11 “Related Party Transactions”
At June 30, 2025 and December 31, 2024 of our trade accounts payable were concentrated among a few suppliers as follows:

	As of June 30, 2025	As of December 31, 2024
Supplier A	—%	35.6%
Supplier B and C, related parties*	86.0%	54.4%
* See Note 11 “Related Party Transactions”

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
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
NOTE 3. INVENTORIES
Inventories are stated at the lower of standard cost (which approximates actual cost determined using the first-in, first-out cost method) or net realizable value, and consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Raw materials	$955	$1,000
Finished goods	2,203	2,610
Reserves for excess, obsolete, and slow-moving inventories	(405)	(347)
Inventories, net	$2,753	$3,263
The following is a roll-forward of the reserves for excess, obsolete, and slow-moving inventories (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Beginning balance*	$(361)	$(155)	$(347)	$(89)
Accrual	(78)	(70)	(139)	(225)
Reduction due to sold inventory	34	—	81	89
Reserves for excess, obsolete, and slow-moving inventories	$(405)	$(225)	$(405)	$(225)

*The balance as of January 1, 2024 reflects the reduction of permanent markdown in cost for the amount of $2,464.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

NOTE 4. PROPERTY AND EQUIPMENT
Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets and consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Equipment (useful life 3 to 15 years)	$496	$490
Tooling (useful life 2 to 5 years)	210	171
Vehicles (useful life 5 years)	41	41
Leasehold improvements (the shorter of useful life or lease life)	124	124
Property and equipment at cost	871	826
Less: accumulated depreciation	(756)	(736)
Property and equipment, net	$115	$90
Depreciation expense was $10 thousand and $11 thousand for the three months ended June 30, 2025 and 2024, respectively. Depreciation expense was $19 thousand for the six months ended June 30, 2025 and 2024.
NOTE 5. LEASES
The Company leases certain equipment, manufacturing, warehouse and office space under non-cancellable operating leases with expirations through 2027 under which it is responsible for related maintenance, taxes and insurance. Effective July 1, 2024, our warehouse and office lease was amended to reduce the rentable square feet from 62,335 square feet to 29,692 square feet, and rent expense was decreased in proportion to the reduction in rentable square footage. The Company recorded this as a lease modification in accordance with ASC 842 Leases (“ASC 842”) and recorded a reduction to the right of use asset and lease liability of approximately $395 thousand using an incremental borrowing rate of approximately 13.64%. The Company recognized a gain on the lease modification of $63 thousand during the third quarter of 2024. The weighted average remaining lease term for operating leases is 2.0 years.
Components of the operating lease costs recognized in net loss were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Operating lease cost
Lease cost	$44	$98	$92	$195
Total lease cost	$44	$98	$92	$195
Supplemental balance sheet information related to the Company’s operating leases as of June 30, 2025 and December 31, 2024 are as follows (in thousands):

	June 30, 2025	December 31, 2024
Operating Leases
Operating lease right-of-use assets	$312	$377
Operating lease liabilities	326	393

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)
Future minimum lease payments required under operating leases for each of the 12-month rolling periods below in effect at June 30, 2025 are as follows (in thousands):

Operating Leases
July 2025 to June 2026	$184
July 2026 to June 2027	187
Total future undiscounted lease payments	371
Less imputed interest	(45)
Total lease obligations	$326
Supplemental cash flow information related to leases for the three and six months ended June 30, 2025 and 2024, was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Supplemental cash flow information
Cash paid, net, for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$45	$93	$90	$187

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)
NOTE 6. DEBT
Streeterville Notes
2022 Streeterville Note
On April 21, 2022, we entered into a note purchase agreement with Streeterville Capital, LLC (“Streeterville”), pursuant to which we sold and issued to Streeterville a promissory note in the principal amount of approximately $2.0 million ( the “2022 Streeterville Note”). The note was subsequently restructured in January 2023 and March 2023, with partial conversion to equity.
On January 18, 2024, the Company and Streeterville entered into an agreement to fully satisfy the remaining obligations under the 2022 Streeterville Note through $1.0 million in cash and the issuance of 94,440 shares of common stock. On January 23, 2024, the 2022 Streeterville Note was terminated, upon which the Company recognized $187 thousand gain on debt extinguishment.
As of June 30, 2025, the Company has no outstanding debt obligations.
Advanced capital contribution
In October 2023, an unrelated party agreed to subscribe to the Company’s common stock in the next round of private placement and transferred funds in the amount of $450 thousand. There was no restriction in the use of the funds and the advanced capital contribution bore no interest. The advanced capital contribution was exchanged for common stock on March 28, 2024. See Note 8, “Stockholders’ Equity.”
NOTE 7. INCOME TAXES
As a result of the operating loss incurred during the three and six months ended June 30, 2025 and 2024, and after the application of the annual limitation set forth under Section 382 of the Internal Revenue Code of 1986, as amended (the “IRC”), it was not necessary to record a provision for U.S. federal income tax.
At June 30, 2025 and December 31, 2024, we had a full valuation allowance recorded against our deferred tax assets.
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
NOTE 8. STOCKHOLDERS’ EQUITY
Private Placements
The Company entered the following securities purchase agreements with certain investors and issued 214,124 and 912,050 shares of common stock during the six months ended June 30, 2025 and the year ended December 31, 2024, respectively.
June 2025 Private Placement
On June 19, 2025, the Company entered into a securities purchase agreement with its Chief Executive Officer, Mr. Chiao Chieh (Jay) Huang, pursuant to which the Company agreed to issue and sell in a private placement an aggregate of 110,497

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)
shares of the Company’s common stock, par value $0.0001 per share, for a purchase price per share of $1.81 (the “June 2025 Private Placement”). The purchase price was determined by the Board of Directors to be at a premium to the Nasdaq closing price of our common stock on the date of the agreement. The Board of Directors approved the purchase price per share based on its judgment of the Company’s capital needs, market conditions, and limited financing alternatives available at the time. The Board determined this price to be reasonable and in the best interests of the Company and its shareholders. These transactions were approved by independent members of the Board of Directors.

Aggregate gross proceeds to the Company with respect to the June 2025 Private Placement were approximately $200 thousand. The June 2025 Private Placement closed on June 23, 2025.
March 2025 Private Placement
On March 27, 2025, the Company entered into a securities purchase agreement with its Chief Executive Officer, Mr. Chiao Chieh (Jay) Huang, pursuant to which the Company agreed to issue and sell in a private placement an aggregate of 103,627 shares of the Company’s common stock, par value $0.0001 per share, for a purchase price per share of $1.93 (the “March 2025 Private Placement”). The purchase price was determined by the Board of Directors to be at a premium to the Nasdaq closing price of our common stock on the date of the agreement. The Board of Directors approved the purchase price per share based on its judgment of the Company’s capital needs, market conditions, and limited financing alternatives available at the time. The Board determined this price to be reasonable and in the best interests of the Company and its shareholders. These transactions were approved by independent members of the Board of Directors.

Aggregate gross proceeds to the Company respect to the March 2025 Private Placement were approximately $200 thousand. The Private Placement was priced higher than the closing price $1.92 of the Common Stock on the Nasdaq on the day of signing of the purchase agreement. The issuance and sale of the shares pursuant to the purchase agreement are not being registered under the Securities Act of 1933, as amended (the “Securities Act”), and were made pursuant to certain exemptions from registration, including Section 4(a)(2) of the Securities Act, in reliance on the representations and covenants of the purchaser under the purchase agreement. The March 2025 Private Placement closed on March 31, 2025.
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
Aggregate gross proceeds to the Company in respect of the June 2024 Private Placement were approximately $851 thousand. The June 2024 Private Placement closed on June 21, 2024.
March 2024 Private Placement
On March 28, 2024, the Company entered into a securities purchase agreement with certain purchaser, pursuant to which the Company agreed to issue and sell in a private placement an aggregate of 283,019 shares of the Company’s common stock, par value $0.0001 per share, for a purchase price per share of $1.59 (the “March 2024 Private Placement”). Consideration for the transaction included exchange of $450 thousand in the aggregate of outstanding amounts on capital contributions received in October 2023.
Aggregate gross proceeds to the Company in respect of the March 2024 Private Placement were approximately $450 thousand. The March 2024 Private Placement was priced at-the-market under the Nasdaq rules.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)
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
As of June 30, 2025 and December 31, 2024, there were 876,447 Series A Preferred Stock issued and outstanding which can be convertible into 25 thousand shares of common stock at the option of the holder.
Warrants
During the three and six months ended June 30, 2025 and the year ended December 31, 2024, no warrants were exercised.
As of June 30, 2025 and December 31, 2024, we had the following outstanding warrants:

	As of June 30, 2025	As of December 31, 2024
	Number of Underlying Shares		Exercise Price	Expiration
June 2022 Warrants	384,615	384,615	$9.10	December 16, 2026
December 2021 Warrants	182,630	182,630	$24.64	June 7, 2027
January 2020 Investor Warrants	—	26,819	$23.59	January 13, 2025
January 2020 Placement Agent Warrants	—	5,954	$34.96	January 13, 2025
	567,245	600,018

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)
Stock-based compensation
Stock-based compensation expense is attributable to stock options and restricted stock unit awards. For all stock-based awards, we recognize expense using a straight-line amortization method.
The following table summarizes stock-based compensation expense and the impact it had on operations for the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Selling, general, and administrative	—	—	(4)	1
Total stock-based compensation	$—	$—	$(4)	$1
Total unearned stock-based compensation was $2 thousand and $54 thousand at June 30, 2025 and 2024, respectively. These costs will be charged to expense and amortized on a straight-line basis in future periods. The weighted average period over which the unearned compensation at June 30, 2025 is expected to be recognized is approximately 1.8 years.
Stock options
For the three and six months ended June 30, 2025 and 2024, the Company did not grant any stock options.
Options outstanding under all plans have a contractual life of ten years, and vesting periods between one and four years. A summary of option activity under all plans for the six months ended June 30, 2025 is presented as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)
Balance at December 31, 2024	30,566	$5.58
Granted	—	—
Canceled/forfeited	(28,300)	5.15
Expired	—	—
Balance at June 30, 2025	2,266	$10.95	3.7

Vested and expected to vest at June 30, 2025	2,266	$10.95	3.7

Exercisable at June 30, 2025	1,647	$14.08	3.7
Restricted stock units
We are able to issue restricted stock units to certain employees and non-employee Directors under the 2020 Plan with vesting periods ranging from one to four years. As of June 30, 2025, the outstanding restricted stock is zero.

NOTE 9. COMMITMENTS AND CONTINGENCIES
Purchase Commitments
As of June 30, 2025, we had approximately $0.7 million in outstanding purchase commitments for inventory. Of this amount, approximately $0.6 million of which is expected to ship in the third quarter of 2025 and $0.1 million of which is expected to ship in the fourth quarter of 2025. We have 91% of the outstanding purchase commitments with related parties.

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)
NOTE 10. SEGMENT INFORMATION
Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is the CODM. The CODM reviews financial information presented at a consolidated level on a recurring basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. The Company’s operations are organized into one operating and one reportable segment, which includes both Commercial and MMM product lines that, although discussed separately and may exhibit counter-cyclical trends, are managed and reported together.

The CODM allocates resources and assesses performance of the Company based on net income (loss), as reported on the Consolidated Statement of Operations, which as the segment measure of profit and loss that is based on GAAP, is the required segment measure.

The CODM reviews these measures (i) to evaluate the Company's operating results and the effectiveness of business strategies, and (ii) internally as benchmarks to compare the Company's performance to its competitors. Additionally, the Company believes these measures are important to evaluate the performance and profitability of our products, individually and in the aggregate.

The CODM does not review segment assets and segment expenses at a level different than what is reported in the Company's Consolidated Balance Sheet and Consolidated Statement of Operations. Additionally, the CODM regularly receives information about the Company's capital expenditures which are reported in the Company's Consolidated Statement of Cash Flows as purchase of property and equipment under investing activities.
NOTE 11. RELATED PARTY TRANSACTIONS
Purchase Transactions
The Company has a purchase agreement for TLED products and spare parts and fixed assets with Sander Electronics, Inc (located in the US), an affiliate of a shareholder and Sander Electronics CO LTD (located in Taiwan), a shareholder of the Company.

Purchase Activities
	Three months ended June 30,				Six months ended June 30,
Name of related party	2025	% of purchases	2024	% of purchases	2025	% of purchases	2024	% of purchases
Sander Electronics, Inc.	$131	13.7%	$—	—%	$250	12.6%	$—	—%
Sander Electronics Co Ltd	15	1.5%	621	32.5%	81	4.1%	2,225	46.4%
	$146	15.2%	$621	32.5%	$331	16.7%	$2,225	46.4%

Accounts Payable
Name of related party	As of June 30, 2025	% of accounts payable	As of December 31, 2024	% of accounts payable
Sander Electronics, Inc.	$131	11.1%	$—	—%
Sander Electronics Co Ltd	891	74.9%	909	54.4%
	$1,022	86.0%	$909	54.4%

Related Party Risk Concentration

The Company’s business operations involve significant related party relationships that create concentration risks. As of June 30, 2025, related parties represented 86% of total accounts payable and 91% of outstanding purchase commitments. This concentration in related party suppliers, while providing certain operational benefits, creates risks regarding pricing, payment terms, supply continuity, and potential conflicts of interest. The Company has limited readily available alternative suppliers to replace the current production capacity provided by related parties. Management believes the terms of related

ENERGY FOCUS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)
party transactions are commercially reasonable and comparable to arm’s length transactions; however, the concentration of these relationships could materially impact operations if disrupted. These transactions are subject to review and approval by the Company’s independent directors.

Private Placements
Please refer to Note 8 for further details on Private Placements in 2025 and 2024.
NOTE 12. SUBSEQUENT EVENTS

The Company has evaluated its operations subsequent to June 30, 2025 to the date these condensed consolidated financial statements were available to be issued and determined no subsequent events or transactions required disclosure in these condensed consolidated financial statements.

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
Overview
Energy Focus, Inc. engages primarily in the design, development, manufacturing, marketing and sale of energy-efficient lighting systems and controls. We develop, market and sell high quality light-emitting diode (“LED”) lighting and controls products in the commercial market and military maritime market (“MMM”). In addition to our lighting portfolio, we also offer uninterruptible power supply (“UPS”) systems and other power management solutions, which have contributed meaningfully to our revenue in recent quarters and are expected to be a strategic area of continued growth.
Our mission is to enable our customers to run their facilities with greater energy efficiency, productivity, and human health and wellness through advanced LED retrofit solutions. Our goal is to be a market leader for the most demanding applications where performance, quality, value, environmental impact and health are considered paramount. We specialize in energy efficient LED lighting retrofit product, replacing fluorescent, high-intensity discharge lighting and other types of lamps in institutional buildings for primarily indoor lighting applications with our innovative, high-quality commercial and military-grade tubular LED (“TLED”) products, as well as other LED and lighting control products for commercial and consumer applications. In addition to our lighting products, we also offer UPS systems and other power management solutions. We are also evaluating additional adjacent technologies, including Gallium Nitride (“GaN”) based power supplies and other energy solution products that support sustainability in our existing channels.
The LED lighting industry has changed dramatically over the past several years due to increasing competition and price erosion. We have been experiencing these industry forces in both our military and commercial business since 2016, when we once commanded significant price premiums for our flicker-free TLEDs with industry-leading warranties. In more recent years, we have focused on redesigning our products for lower costs and consolidated our supply chain for stronger purchasing power in an effort to price our products more competitively while not impacting the performance and quality. Despite these efforts, our legacy products continue to face extreme price competition and a convergence of product functionality in the marketplace, and we have shifted to diversifying our supply chain in an effort to increase value and remain competitive. These trends are not unique to Energy Focus, as evidenced by the increasing number of industry peers facing challenges, exiting LED lighting, selling assets and even going out of business.
In addition to continuously pursuing cost reductions, our strategy to combat these trends is to innovate both our technology and product offerings with differentiated products and solutions that offer greater, distinct value. Specific examples of these products we have developed include the RedCap®, our patented emergency backup battery integrated TLED, as well as our robust MMM product offering. The Company has enhanced the performance of our RedCap® product providing a more user- friendly experience. We continue to evaluate our sales strategy and believe our go-to-market strategy that focuses more on direct-sales marketing, selectively expanding our channel partner network to cover territories across the country, and listening to the voice of the customer will lead to better and more impactful product development efforts that we believe will eventually translate into larger addressable markets and greater sales growth.
It is our belief that the continued dramatic rightsizing efforts undertaken in 2024 and 2025, along with reorganization of the sales team and ongoing development of innovative, high-value products and an expanded distribution network, will over time result in improved sales and bottom-line performance for the Company.
We have taken steps to strengthen our financial structure through capital increases and cost reduction measures. As a result, we have fully eliminated all external high-interest debt, which we believe has improved our financial position. Our business expansion plans are supported by financial strategies that we expect will provide funding for our planned growth initiatives, although there can be no assurance that such funding will be adequate. During 2024, our MMM business faced ongoing challenges due to delays in government funding and the timing of U.S. Navy awards. Several anticipated projects encountered repeated postponements, further complicated by the long sales cycles typical in this sector. The timeline from bid submission to order placement often exceeds six months, and many MMM products are build-to-order, resulting in extended lead times before revenue recognition. To mitigate this volatility, we continue to actively pursue new opportunities with the U.S. Navy and other government sectors. We have undertaken efforts to reduce costs, which we believe have contributed to our competitiveness, and may have helped us secure new contracts and expand our sales pipeline in the first half of 2025.

We are actively expanding our commercial product offerings, including our newly introduced UPS systems for data centers. We also continue to develop the development of additional product lines such as Energy Storage Systems (“ESS”) and GaN based power supplies, while leveraging the stability and opportunities within our MMM business. In 2024, we conducted a comprehensive review of our commercial pricing strategy and reassessed key partnerships within the energy-related market. These strategic adjustments have improved our market position, offering a more competitive pricing structure and a stronger value proposition for our customers. We believe that these initiatives, if successfully implemented, and if our financial position continues to improve, may contribute to growth across both our MMM and commercial business sectors, although there can be no assurance that such growth will occur.
Meanwhile, we continue to seek additional external funding alternatives and sources to support our growth strategies, plans and initiatives. The strategic investments in 2024 by Sander Electronics, Inc. (“Sander”), a shareholder of the Company, contributed meaningful external capital, as well as presented synergistic opportunities to improve and diversify our supply chain and product offerings.
Despite continuing progress on cost reduction throughout 2024 and 2025, the Company’s results reflect the challenges due to long and unpredictable sales cycles, unexpected delays in MMM and commercial customer retrofit budgets and project starts, and supply chain issues. There has also been continuing aggressive price competition in the lighting industry. We continue to incur losses and have a substantial accumulated deficit, which continues to raise substantial doubt about our ability to continue as a going concern at June 30, 2025.
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
Results of operations
The following table sets forth items in our Condensed Consolidated Statements of Operations as a percentage of net sales for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	87.1	91.9	80.6	89.7
Gross profit	12.9	8.1	19.4	10.3

Operating expenses:
Product development	6.5	9.0	7.0	11.2
Selling, general, and administrative	26.0	35.0	40.3	47.5
Total operating expenses	32.5	44.0	47.3	58.7
Loss from operations	(19.6)	(35.9)	(27.9)	(48.4)

Other expenses (income):
Interest expense	—	—	—	0.2
Interest income	(0.1)	—	(0.1)	—
Gain on extinguishment of debt	—	—	—	(7.8)
Other income	—	(0.3)	—	(0.2)
Other expenses	0.7	0.1	0.5	0.1
Net loss	(20.2)%	(35.7)%	(28.3)%	(40.7)%

Net sales
A further breakdown of our net sales is presented in the following table (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Commercial products	$773	$355	$976	$654
MMM products	348	1,198	761	1,732
Setup service	22	—	22	—
Total net sales	$1,143	$1,553	$1,759	$2,386
Net sales of $1.1 million for the second quarter of 2025 decreased $0.4 million, or 26%, compared to second quarter of 2024 net sales of $1.6 million, driven by a 71% decrease in MMM sales , partially offset by a 118% increase in commercial sales. The net sales decrease of MMM products sales in the second quarter was primarily due to a significant reduction in military demand, driven by ongoing federal budget uncertainties and delays in new defense contract activity. The increase in commercial sales was primarily driven by a high-dollar UPS project delivered to a new customer in Taiwan.
Net sales of $1.8 million for the first six months of 2025 decreased $0.6 million, or 26%, compared to the same period in 2024, primarily driven by a 56% decrease in MMM sales, partially offset by a 49% increase in commercial sales. The net sales increase for the first six months of 2025 was primarily due to a significant reduction in military demand, driven by ongoing federal budget uncertainties and delays in new defense contract activity.
Gross Profit
Gross profit was $0.1 million, representing 13% of net sales, for the second quarter of 2025. This compares with gross profit of $0.1 million, or 8% of net sales, in the second quarter of 2024. The period-over-period increase in gross profit was driven mainly by a decrease in fixed costs, such as rent expense for production and reduced use of temporary outside labor.
Gross profit was $0.3 million, representing 19% of net sales, for the first six months of 2025 compared to $0.2 million, or 10% of net sales, for the first six months of 2024. The year-over-year increase in gross profit was driven mainly by a decrease in fixed costs such as subscription fee and rent expense for production and reduced use of temporary outside labor.
Operating expenses
Product development
Product development expenses include salaries and related benefits, testing and related costs, travel, supplies, as well as overhead items, such as depreciation and facility costs. Product development costs are expensed as they are incurred.
Product development expenses were $0.1 million for the second quarter of 2025, down 47% from the second quarter of 2024. The $0.1 million decrease is primarily resulted from lower payroll-related expenses due to reduction in the headcount and product testing fees.
Product development expenses were $0.1 million for the first six months of 2025, a $0.1 million decrease compared to $0.3 million for the first six months of 2024. The decrease primarily resulted from lower payroll-related expenses due to reduction in headcount and product testing fees.
Selling, general and administrative
Selling, general and administrative expenses were $0.3 million for the second quarter of 2025, down 45% from $0.5 million in the second quarter of 2024. The decrease is primarily due to a reduction in insurance fees of $0.1 million.
Selling, general and administrative expenses were $0.7 million for the first six months of 2025, compared to $1.1 million for the first six months of 2024. The decrease is primarily due to reductions in consultant fees of $0.2 million and reduction of $0.1 million in software fees.

Other Expense (Income)
Interest expense (income)
There was no interest expense for the second quarter of 2025 and 2024.
There was no interest expense for the first six months of 2025, compared to interest expense of $5 thousand for the first six months of 2024. The decrease is primarily related to the early termination of the 2022 Streeterville Note. There was no actual cash interest paid for the six months ended June 30, 2025 compared to $5 thousand in the first six months of 2024.
Gain on debt extinguishment
We recognized a $187 thousand gain on debt extinguishment for the first quarter of 2024, which was related to the early termination of the 2022 Streeterville Note. There was no such gain recognized for the first six months of 2025.

Other income and expenses

Other expenses were $8 thousand for the second quarter of 2025, compared to other expenses of $1 thousand for the second quarter of 2024. Other expenses were $8 thousand for the six months ended June 30, 2025, compared to other expenses of $2 thousand for the six months ended June 30, 2024. Other expenses are mainly composed of bank and collateral management fees. We recognized a non-cash loss of approximately $8 thousand on the settlement of returning inventory, cancelling prepayments made to the vendor, and settlement of outstanding accounts payables in the second quarter of 2025.

Other income was less than a thousand for the second quarter and first six months of 2025, compared to other income of $4 thousand for the second quarter and the first six months of 2024. Such other income is related to tax refunds.

Provision for income taxes
Due to the operating losses incurred during the three and six months ended June 30, 2025 and 2024, and after application of the annual limitation set forth under Section 382 of the Internal Revenue Code of 1986, as amended, it was not necessary to record a provision for U.S. federal income tax or various state income taxes as income tax benefits are fully offset by a valuation allowance recorded.
Net loss
For the three months ended June 30, 2025, our net loss of $0.2 million decreased 58% from the net loss for the three months ended June 30, 2024 of $0.6 million. The decrease is primarily due to lower fixed costs in the second quarter of 2025 compared to the second quarter of 2024.
For the six months ended June 30, 2025, our net loss of $0.5 million decreased 49% from the net loss for the six months ended June 30, 2024 of $1.0 million. The decrease is primarily due to a decrease in lower fixed costs in the first six months of 2025 compared to the first six months of 2024.
Financial condition
As of June 30, 2025, we had $0.5 million in cash and no outstanding debt. We have historically incurred substantial losses, and as of June 30, 2025, we had an accumulated deficit of $155.4 million. Additionally, our sales have been concentrated among a few major customers and for the six months ended June 30, 2025, with four customers accounting for approximately 76% of net sales.
In 2025 and 2024, we remain committed to building upon the transformation activities started during 2019 that sought to stabilize and regrow our business. These efforts include the following key developments that occurred during 2025 and 2024:
•We reinvested in our MMM sales channel and are pursuing existing and new sales opportunities, though the sales cycles for what are frequently made-to-order products are longer than commercial offerings.
•We re-evaluated operating expenses and reduced its workforce significantly throughout 2024 into 2025 to manage fixed costs.

•We continued to seek additional external funding alternatives and sources to support our growth strategies, plans and initiatives.
We continue to closely monitor our cost control efforts to streamline our operations by closely managing all spending throughout the Company, while carefully investing in new products and strategies that sought to reenergize sales.
We will seek to remain agile as an organization to respond to potential or continuing weakness in the macroeconomic environment and in the meantime seek to expand sales channels and enter new markets that we believe will provide additional growth opportunities. We plan to achieve profitability through developing and launching new, innovative products, UPS systems, our Redcap® emergency battery backup tubular TLEDs, evaluating new growth opportunities such as GaN-based power supply circuitry and other energy solution products, as well as executing on our multi-channel sales strategy that targets key verticals, such as government, healthcare, education and commercial and industrial, complemented by our marketing outreach campaigns and expanding channel partnerships. In addition, we intend to continue to apply rigorous financial discipline in our organizational structure, decision-making, business processes and policies, strategic sourcing activities and supply chain practices to help accelerate our path towards profitability.
Liquidity and capital resources
Cash
As of June 30, 2025, our cash balance was approximately $0.5 million, compared to approximately $0.6 million as of December 31, 2024.
•As of June 30, 2025, we held total cash and cash equivalents of $0.5 million, of which approximately $85 thousand was maintained in a bank account in Taiwan. These funds support the operations of our wholly owned Taiwanese subsidiary and are denominated in NTD.
•The ability to access this cash for general corporate purposes in the United States may be subject to foreign exchange controls, local banking regulations, or unfavorable tax consequences. While there are currently no formal restrictions on the transfer of funds from Taiwan to the United States, repatriation of these funds may result in foreign withholding taxes or other costs, which could impact our overall liquidity. As such, our ability to deploy foreign cash for domestic use may be limited or delayed.

•Management believes our current cash position and operating cash flows are sufficient to meet near-term working capital needs in both domestic and foreign jurisdictions.

The following summarizes cash flows from operating, investing, and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows included in Part I, Item 1, “Financial Statements,” of this Quarterly Report (in thousands):

	Six months ended June 30,
	2025	2024
Net cash used in operating activities	$(487)	$(776)

Net cash used in investing activities	$(5)	$—

Net cash provided by (used in) financing activities	$400	$(149)
Net cash used in operating activities
Net cash used in operating activities was $0.5 million for the six months ended June 30, 2025. The net loss for the six months ended June 30, 2025 was $0.5 million and was adjusted for non-cash items, including depreciation and amortization, stock-based compensation, provisions for inventory, warranty, and accounts receivable reserves and working capital changes. During the six months ended June 30, 2025, major adjustments included a $0.2 million change in accounts receivable caused by specific timing of collecting accounts receivable and a $0.1 million change in accounts payable.

Net cash used in operating activities was $0.8 million for the six months ended June 30, 2024. The net loss for the six months ended June 30, 2024 was $1.0 million and was adjusted for non-cash items, including depreciation and amortization, stock-based compensation, provisions for inventory, warranty, and accounts receivable reserves and working capital changes. During the six months ended June 30, 2024, major adjustments included cash generated from $1.2 million from collection of accounts receivable, and $0.4 million from inventory and $0.1 million from accounts payable, which is offset by a $1.4 million change in related party accounts payable due to timing of inventory receipts and payments.
Net cash used in investing activities
Net cash used in investing activities was $5 thousand for the six months ended June 30, 2025, primarily from the acquisition of property and equipment.
The Company did not engage in any investing activities for the six months ended June 30, 2024.
Net cash provided by (used in) financing activities
Net cash provided by financing activities was $0.4 million during the six months ended June 30, 2025, related to proceeds from the private placements of common stock.
Net cash used in financing activities was $0.1 million during the six months ended June 30, 2024, primarily related to $0.9 million of net proceeds from the issuance of common stock, offset by $1.0 million related to net payments of the 2022 Streeterville Note.
Contractual and other obligations
Please refer to Note 9 “Purchase Commitments” included under Part I, Item 1, “Financial Statements,” of this Quarterly Report.
Foreign Currency Exchange Risk
Because we maintain operations and cash balances in Taiwan, we are exposed to fluctuations in the New Taiwan dollar (NTD) exchange rate relative to the U.S. dollar. Changes in exchange rates can affect the reported value of our foreign cash balances, revenues, and expenses, as well as result in transaction gains or losses on intercompany and third-party balances.
Our business operations in Taiwan expose us to foreign currency risk from fluctuations in the New Taiwan dollars (NTD) exchange rate relative to the U.S. dollar. As of June 30, 2025, we had a net NTD exposure of approximately $573 thousand, consisting primarily of NTD-denominated accounts receivable of $604 thousand, partially offset by NTD cash of $85 thousand and accounts payable of $116 thousand.
For the six months ended June 30, 2025, we recognized a net foreign currency transaction gain of approximately $45 thousand. We do not currently employ financial instruments to hedge our foreign currency exposure. We continue to monitor our NTD exposure and may consider hedging strategies in the future if our foreign currency risk increases materially.
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
Pursuant to Rule 13a-15(b) under the Exchange Act, our management must evaluate, with the participation of our Chief Executive Officer, the effectiveness of our disclosure controls and procedures, as of June 30, 2025, the end of the period covered by this Quarterly Report. Management, with the participation of our Chief Executive Officer, did evaluate the effectiveness of our disclosure controls and procedures as of the end of period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.
Changes in internal control over financial reporting
During the quarterly period covered by this Quarterly Report, there have not been any changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2025, we were not involved in any material legal proceedings.
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

Our cash balance of $0.5 million as of June 30, 2025, and ongoing operating losses raise substantial doubt about our ability to continue as a going concern. We are actively seeking at least $1 million in capital through equity, debt, or strategic partnerships, but there can be no assurance that we will secure such funding on acceptable terms or at all. Equity financing may significantly dilute existing shareholders, while debt financing could impose restrictive covenants or high interest rates. Failure to obtain adequate financing could result in reduced operations, delayed product development, or insolvency.

Global trade policies, including tariffs, could increase costs and disrupt our supply chain, adversely affecting our operations and profitability.

Our operations are subject to risks arising from global trade policies, particularly the imposition of tariffs and other trade barriers by the United States, China, the European Union, and other nations, which have intensified under the current U.S. administration. As of June 30, 2025, approximately 91% of our purchase commitments are with Sander Electronics Co Ltd, a Taiwan-based related party, which could be indirectly affected by international trade tensions, including tariffs. These policies may increase the cost of imported components, extend delivery times due to customs delays, or reduce demand for our products if customers face higher prices. For example, tariffs imposed in early 2025 on electronic components could increase our cost of sales by approximately 10% to 15% annually based on current inventory levels and supply chain composition, assuming the relevant products become subject to new or additional tariffs. These risks are heightened by our significant concentration of purchases with Taiwan-based related party suppliers (representing 91% of our purchase commitments as of June 30, 2025), which may be indirectly affected by U.S.-China trade tensions and broader Asian trade policies, even if not directly subject to specific tariffs.

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

Foreign currency fluctuations may adversely affect our financial results.

We have operations and business relationships in Taiwan that expose us to foreign currency risk. As of June 30, 2025, we held approximately $85 thousand in NTD denominated cash, $604 thousand in NTD accounts receivable, and $116 thousand in NTD accounts payable, resulting in a net NTD exposure of approximately $573 thousand. Fluctuations in the exchange rate between the U.S. dollar and NTD directly impact our financial results when these amounts are translated to U.S. dollars for financial reporting purposes. Additionally, economic, political and other risks associated with foreign operations could adversely affect our financial results.

During the three months ended June 30, 2025, we recognized an foreign exchange gain of $45 thousand related to NTD transactions and balances. These fluctuations can be significant relative to our quarterly results and may increase volatility in our reported financial performance. We do not currently hedge our foreign currency exposure, and significant strengthening of the U.S. dollar relative to the NTD could adversely impact our results of operations and financial condition.

A portion of our cash and operating activities are located in Taiwan, and we are subject to risks associated with foreign currency fluctuations, repatriation restrictions, and local regulations. While there are no current limitations on our ability to access funds held in Taiwan, future government actions, currency controls, or changes in tax law could restrict or delay our ability to repatriate earnings or transfer funds. Additionally, fluctuations in the exchange rate between the New Taiwan dollar and the U.S. dollar may materially affect our reported financial results, and we do not currently hedge this exposure.

Although the substantial majority of our business activity takes place in the U.S., we derive a portion of our revenues and earnings from operations in foreign countries, which is expected to increase with our investment in foreign locations. As a result, we are subject to risks associated with doing business internationally. The risks of doing business in foreign countries include, among other factors: the potential for adverse changes in the local political climate, in diplomatic relations between foreign countries and the U.S. or in government policies, laws or regulations; international conflicts; terrorist activity that may cause social disruption; logistical and communications challenges; costs of complying with a variety of laws and regulations; difficulty in staffing and managing geographically diverse operations; deterioration of foreign economic conditions; inflation and fluctuations in interest rates; foreign currency exchange rate fluctuations; foreign exchange restrictions; differing local business practices and cultural considerations; restrictions on imports and exports or sources of supply, including energy and raw materials; changes in duties, quotas, tariffs, taxes or other protectionist measures; and potential issues related to matters covered by the Foreign Corrupt Practices Act, regulations related to import/export controls, the Office of Foreign Assets Control sanctions program, anti-boycott provisions or similar laws. We believe that our business activities outside of the U.S. involve a higher degree of risk than our domestic activities, and any one or more of these factors could adversely affect our operating results and financial condition. In addition, global and regional economic conditions and the volatility of worldwide capital and credit markets have significantly impacted and may continue to significantly impact our foreign customers and markets. These factors may result in decreased demand in our foreign operations.

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
*101
The following financial information from our Quarterly Report for the quarter ended June 30, 2025, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2025 and December 31, 2024, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2025 and 2024, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2025 and 2024, (v) Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2025 and 2024, and (vi) the Notes to Condensed Consolidated Financial Statements.

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

ENERGY FOCUS, INC.

Date:	August 12, 2025	By:	/s/ Chiao Chieh Jay Huang
Chiao Chieh Jay Huang
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)